Form 10-Q
period 1996-03-31
AMEDISYS INC
filed 1996-05-21
CIK 896262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

 For the transition period from _________________ to ________________


Commission file number: 0-24260

                                 AMEDISYS, INC.
               (Exact Name of Registrant as Specified in Charter)

         DELAWARE                                      11-3131700
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

          3029 S. SHERWOOD FOREST BLVD., STE. 300 BATON ROUGE, LA 70816
           (Address of principal executive offices including zip code)

                         (504) 292-2031; (800) 467-2662
              (Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]     No [  ]

Number of shares of Common Stock outstanding as of March 31, 1996:
2,583,864 shares

                                     PART I.
                              FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheet as of March 31, 1996 and December 31, 1995 ......   3

Consolidated Statements of Income for the Three Months
ended March 31, 1996, and 1995 .............................................   4

Consolidated Statements of Cash Flows for the Three Months
ended March 31, 1996, and 1995 .............................................   5

Notes to Consolidated Financial Statements .................................   6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS ................................   7

General ....................................................................   7

Industry Overview ..........................................................   7

Company Overview of Business Segments
  Physician Practice Management ............................................   8

Alternative Site Providers
  Outpatient Surgery .......................................................   8
  Home Health Care .........................................................   9
  Home Health Care Management Services .....................................  10
  Supplemental Staffing ....................................................  10

Results of Operations ......................................................  10

Liquidity and Capital Resources ............................................  12

Inflation ..................................................................  13

Seasonality ................................................................  13

                                    PART II ................................
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS ..................................................  14

ITEM 2. CHANGES IN SECURITIES ..............................................  14

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ....................................  14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................  14

ITEM 5. OTHER INFORMATION ..................................................  14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ...................................  14

                        AMEDISYS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                   AS OF MARCH 31, 1996 AND DECEMBER 31, 1995
                                  (UNAUDITED)

ASSETS                                                                                           MARCH 31,              DECEMBER 31,
                                                                                                    1996                   1995
                                                                                                ------------           ------------
CURRENT ASSETS:
  CASH ...............................................................................          $    444,955           $    870,004
  ACOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL
    ACCOUNTS OF $376,485 IN MARCH 1996 AND $258,670 IN DEC 1995 ......................             7,272,656              6,124,269
  PREPAID EXPENSES ...................................................................               337,150                432,930
  OTHER CURRENT ASSETS ...............................................................               286,911                219,610
                                                                                                ------------           ------------
      TOTAL CURRENT ASSETS ...........................................................             8,341,672              7,646,813

NOTES RECEIVABLE:
  RELATED PARTIES ....................................................................               274,626                402,736
  OTHER ..............................................................................                 1,444                      0

INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES
PROPERTY, PLANT AND EQUIPMENT, NET ...................................................             3,000,535              2,449,468
ASSETS HELD FOR SALE, NET ............................................................                95,568                 76,456
OTHER ASSETS, NET ....................................................................             1,172,110                961,254
                                                                                                ------------           ------------
      TOTAL ASSETS ...................................................................          $ 12,885,955           $ 11,536,727
                                                                                                ============           ============
LIABILITIES

CURRENT LIABILITIES:
  NOTES PAYABLE ......................................................................          $  3,185,281           $  2,456,971
  CURRENT PORTION OF LONG-TERM DEBT ..................................................               659,523                659,523
  ACCOUNTS PAYABLE ...................................................................               943,867                402,140
  ACCRUED EXPENSES:
    PAYROLL AND PAYROLL TAXES ........................................................               766,062                862,498
    INCOME TAXES .....................................................................               120,684                287,987
    INSURANCE ........................................................................               460,894                483,155
    OTHER ............................................................................               607,212                616,869
                                                                                                ------------           ------------
        TOTAL CURRENT LIABILITIES ....................................................             6,743,523              5,769,143

NOTES PAYABLE TO RELATED PARTIES .....................................................             1,020,901                987,924
LONG-TERM DEBT .......................................................................               629,994                502,469
                                                                                                ------------           ------------
        TOTAL LIABILITIES ............................................................             8,394,418              7,259,536
                                                                                                ------------           ------------
MINORITY INTEREST ....................................................................                18,450                  3,345
                                                                                                ------------           ------------
STOCKHOLDER'S EQUITY
  COMMON STOCK .......................................................................                 2,584                  2,584
  ADDITIONAL PAID-IN CAPITAL .........................................................             1,976,593              1,976,593
  STOCK SUBSCRIPTIONS RECEIVABLE .....................................................               (78,896)               (83,967)
  RETAINED EARNINGS ..................................................................             2,572,806              2,378,636
                                                                                                ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY .....................................................             4,473,087              4,273,846
                                                                                                ------------           ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................................          $ 12,885,955           $ 11,536,727
                                                                                                ============           ============
                                                                                                $ 12,885,955           $ 11,536,727
                                                                                                ============           ============

                        AMEDYSIS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED MARCH 96 AND MARCH 95
                                  (UNAUDITED)

                                                           MARCH 96                  MARCH 95
                                                         ------------               -----------
INCOME:
  SERVICE REVENUE ..................................     $ 10,116,199    100.0%     $ 8,603,993    100.0%
  COST OF SERVICE REVENUE ..........................        5,617,100     55.5%       5,176,808     60.2%
                                                         ------------               -----------
   GROSS MARGIN ....................................        4,499,099     44.5%       3,427,185     39.8%
                                                         ------------               -----------
GENERAL AND ADMINISTRATIVE EXPENSES:
  SALARIES AND BENEFITS ............................        2,045,637     20.2%       1,468,343     17.1%
  OTHER ............................................        2,093,189     20.7%       1,441,330     16.8%
                                                         ------------               -----------
   TOTAL GENERAL AND ADMINISTRATIVE EXPENSES .......        4,138,826     40.9%       2,909,673     33.8%
                                                         ------------               -----------
   OPERATING INCOME ................................          360,273      3.6%         517,512      6.0%
                                                         ------------               -----------
OTHER INCOME AND EXPENSE:
  INTEREST INCOME ..................................           21,983      0.2%          23,331      0.3%
  INTEREST EXPENSE .................................         (114,663)    -1.1%         (98,254)    -1.1%
  MISCELLANEOUS ....................................           49,381      0.5%          20,544      0.2%
                                                         ------------               -----------
   TOTAL OTHER INCOME AND EXPENSE ..................          (43,299)    -0.4%         (54,379)    -0.6%
                                                         ------------               -----------
INCOME BEFORE MINORITY INTEREST ....................          316,974      3.1%         463,133      5.4%

PROVISION FOR ESTIMATED INCOME TAXES ...............          107,700      1.1%          89,500      1.0%
                                                         ------------               -----------
INCOME BEFORE MINORITY INTEREST ....................          209,274      2.1%         373,633      4.3%

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY .......          (15,105)    -0.1%          (5,992)    -0.1%
                                                         ------------               -----------
  NET INCOME .......................................     $    194,169      1.9%     $   367,641      4.3%
                                                         ============               ===========
EARNINGS PER COMMON SHARE ..........................     $       0.08               $      0.14
                                                         ============               ===========
PROFORMA INFORMATION (UNAUDITED):
NET INCOME HISTORICAL ..............................                                $   367,641
PROFORMA ADJUSTMENTS:
 INCOME TAXES ON SURGICARE RESULTS .................                                     94,600
                                                                                    ===========
PROFORMA NET INCOME ................................                                $   273,041
                                                                                    ===========
PROFORMA EARNINGS PER COMMON SHARE .................                                $      0.11
                                                                                    ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

     ANALYTICAL NURSING MANAGEMENT CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND
                                 MARCH 31, 1995
                                   (UNAUDITED)

                                                                                                            THREE MONTHS ENDED
                                                                                                      -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                   MARCH 96          MARCH 95
                                                                                                      -----------         ---------
  NET INCOME (LOSS) ..........................................................................        $   194,170         $ 367,642
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED
    IN) OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION ..........................................................            178,258           131,523
      PROVISION FOR BAD DEBTS ................................................................            146,852            88,943
      MINORITY INTEREST IN AFFILIATED COMPANY ................................................             15,105             5,992
      (GAIN) LOSS ON DISPOSAL OF PROPERTY AND EQUIPMENT ......................................             (3,556)             (666)

      CHANGES IN ASSETS AND LIABILITIES:
        (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE ...........................................         (1,295,239)         (352,369)
        (INCREASE) DECREASE IN PREPAID EXPENSES ..............................................             95,780           (33,287)
        (INCREASE) DECREASE IN INVENTORY .....................................................            209,911                 0
        (INCREASE) DECREASE IN OTHER CURRENT ASSETS ..........................................           (277,212)          (23,996)
        (INCREASE) DECREASE IN OTHER ASSETS ..................................................           (121,093)         (137,248)
        INCREASE (DECREASE) IN ACCOUNTS PAYABLE ..............................................            541,727            64,671
        INCREASE (DECREASE) IN ACCRUED EXPENSES ..............................................           (295,654)          372,463
                                                                                                      -----------         ---------
             NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES .............................           (610,951)          483,668
                                                                                                      -----------         ---------
CASH FLOW FROM INVESTING ACTIVITIES:
  PURCHASE OF FURNITURE, FIXTURES & EQUIPMENT ................................................           (712,429)         (179,673)
  PROCEEDS FROM SALE OF FURNITURE, FIXTURES & EQUIPMENT ......................................              4,451            36,184
  (INCREASE) DECREASE IN INVESTMENT - UNCONSOLIDATED SUBSIDIARIES ............................                  0            42,622
  (INCREASE) DECREASE IN NOTES RECEIVABLE FROM RELATED PARTIES ...............................                  0            11,710
  (INCREASE) DECREASE IN NOTE RECEIVABLE - OTHER .............................................                  0            10,483
                                                                                                      -----------         ---------
            NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ..............................           (707,978)          (78,674)
                                                                                                      -----------         ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  CASH DISTRIBUTIONS TO SURGICARE MEMBERS ....................................................                  0          (372,533)
  NET INCREASE (DECREASE) IN CHECKS WRITTEN IN EXCESS OF CASH BALANCES .......................                  0          (437,312)
  NET INCREASE (DECREASE) IN BORROWINGS ON LINE OF CREDIT ....................................            728,310           162,254
  PAYMENTS ON NOTES PAYABLE ..................................................................           (177,992)         (148,022)
  PROCEEDS FROM NOTE PAYABLES ................................................................            440,222           183,578
  INCREASE (DECREASE) IN NOTE PAYABLE TO RELATED PARTIES .....................................           (101,731)                0
  PROCEEDS FROM ISSUANCE OF COMMON STOCK .....................................................                  0            50,000
  (INCREASE) DECREASE IN STOCK SUBSCRIPTIONS .................................................              5,071             5,107
                                                                                                      -----------         ---------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..............................            893,880          (556,928)
                                                                                                      -----------         ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................................           (425,049)         (151,934)

CASH AND CASH EQUIVALENTS AT DECEMBER 31,1996 AND 1995 .......................................            870,004           678,853
                                                                                                      -----------         ---------
CASH AND CASH EQUIVALENTS AT MARCH 31, 1996 AND 1995 .........................................        $   444,955         $ 526,919
                                                                                                      ===========         =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    CASH PAYMENTS FOR:
      INTEREST ...............................................................................        $   127,965         $  71,598
                                                                                                      ===========         =========
      INCOME TAXES ...........................................................................        $   275,000         $  55,125
                                                                                                      ===========         =========

                                        5

                                 AMEDISYS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   UNAUDITED FINANCIAL INFORMATION

     The financial information as of March 31, 1996 and 1995, included herein is unaudited; however, such information reflects, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) that are necessary to present fairly the results of operations for such periods. Results of operations for the interim periods are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1996.

2.   BUSINESS COMBINATION

     As of June 30, 1995, the Company acquired a 100% membership interest in Surgical Care Centers of Texas, L.C. ("SCC"). SCC provides outpatient surgery facilities to physicians in Houston, Texas. SCC operates two facilities totaling seven operating rooms.

     The Company acquired all the issued and outstanding membership interest in SCC in exchange for 1,000,000 shares of Company common stock. Upon the closing of the transaction, the former members of SCC owned approximately 40% of the issued and outstanding capital stock of the Company. This transaction has been accounted for as a pooling of interest and accordingly the Company's financial statements have been restated to include the results of SCC for all periods presented.

3.   CASH

     Cash balance includes $500,000 held by an entity, 33% owned by the Company, developing an HMO. The cash in the subsidiary is available to the Company at any time.

4.   INCOME TAXES

     The subsidiaries in which the Company owns greater that 80% file a consolidated federal income tax return. These subsidiaries include all nursing services and SCC beginning on July 1, 1995. SCC is a limited liability company and through June 30, 1995, the individual owners are responsible for all income taxes. Therefore, there have been no provisions for income taxes recorded on the financial statements of SCC for the periods prior to July 1, 1995. The primary care subsidiaries file individual income tax returns.
                                        6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the Consolidated Financial Statements appearing in Item 1.

GENERAL

AMEDISYS, INC., ("Company"), provides physician practice management services and alternate site provider services of outpatient surgery, home health care and supplemental staffing. As of June 30, 1995 the Company merged with Surgical Care Centers of Texas, L.C. ("SCC") by acquiring all of the members' interests for 1,000,000 shares of Company common stock. Upon the closing of the transaction, the former members of Surgical Care Centers of Texas, L.C. owned approximately 40% of the issued and outstanding capital stock of the Company. This transaction has been accounted for as a pooling of interest and accordingly, the Company's financial statements have been restated to include the results of SCC for all periods presented. The financial statements of the Company include all subsidiaries which are wholly owned by the Company.

AMEDISYS, INC. operates in eight states including Louisiana, Texas, Tennessee, Missouri, Kansas, Mississippi, North Carolina, and Minnesota. The Company has a concentration of business operations in Louisiana and Texas.

The Company is currently developing an integrated delivery system of health care. The differentiating feature of the AMEDISYS system is that Independent Practice Associations (IPAs) of physicians will be linked with alternative site providers such as outpatient surgery and home health care so that a strategic alliance of cost effective services are formed. Such a system could deliver quality health care at a significantly lower cost. As payors move toward global fee arrangements, the Company will be in a competitive negotiating position.


INDUSTRY OVERVIEW

The Company believes that the health care industry is in a period of rapid change being driven by employers who want to reduce the cost of providing health care benefits to their employees and by federal and state governments who want to decrease spending on Medicare and Medicaid programs. Managed care is emerging as a possible solution. Managed Care Organizations (MCOs) include Health Maintenance Organizations (HMOs) and Preferred Provider Organizations (PPOs). MCOs negotiate with providers for discounted fees, in exchange for an increase in the volume of patients and reduced premiums to the employers for health care coverage.

One of the strategies used by MCOs to reduce the cost of medical services is to rely on primary care physicians to provide services, while acting as a "gate keeper" of referrals to specialists. A second strategy is to contract with selected providers who can offer comprehensive and cost effective services to large service or geographical areas. Providers can achieve these features through alliances, mergers or acquisitions. They can also develop "economies of scale" in purchasing supplies and consolidating business functions, as well as using medical personnel efficiently. A third strategy is to prepay for medical services to providers based on the number of patients who choose to use their services and who are in the payor network. These fee arrangements may be based on a single medical service line such as physicians' services or they may cover several "bundled" services.

One of the key factors to reducing the overall costs of health care is reducing hospital utilization. Using alternative services such as home health care and outpatient surgery can achieve that outcome. Average hospital days per 1,000 enrollees have continually declined over the past decade for commercial HMOs using member group practices of the Unified Medical Group Association (UMGA), dropping 44% to 151 days in 1994 from 269 days in 1984.

The physician is the key health care provider who controls the utilization of the health care system. By providing a system in which the physician is incentivized to use alternative services to be cost effective, health care expenditures
                                        7

can be reduced. The Company believes its integrated delivery system can provide that structure for the individual physicians, group practices and physician networks.

Another key industry factor which may affect the Company's business operations is the proposed change of the Medicare home health care payment system from reimbursement of costs to the prospective pay system. The proposed change would pay on a predetermined per visit rate and allow the home health care provider to earn a profit on Medicare fees. Its costs are controlled to level below perspective pay reimbursement caps. The Company has been positioning for this change by monitoring costs and developing efficiencies which could reduce costs under a new system.

COMPANY OVERVIEW OF BUSINESS SEGMENTS

PHYSICIAN PRACTICE MANAGEMENT

AMEDISYS Physician Services consists of Physician Practice Management services and development of Independent Practice Associations. The Company believes that Physician Practice Management ("PPM") Companies are positioned to consolidate a huge untapped market. According to the Medical Group Management Association
(MGMA), there are approximately 600,000 physicians in the U. S., and 16,500 medical groups to which 185,000 physicians belong. Less than 5% of all group practices have been acquired or are affiliated with investor owned PPM companies.

In the AMEDISYS system, the physician can remain independent but have access to information and business systems which allow the practice to remain competitive. The physician can choose to use the Company's management services or to join an Independent Practice Association developed and/or managed by the Company. Leverage in negotiating contracts with managed care organizations is a key reason physicians belong to Independent Practice Associations. Negotiating strength is particularly attractive in capitated (prepaid) managed care contracts. According to MGMA, 53% of all group practices derived revenue from at-risk managed care contracts in 1994. Capitated managed care revenue rose from 13% in 1992 to an average of 20% of total medical revenues for all group practices in 1993, while at-risk discounted fee-for-service revenues held steady at 10% of total revenue. The percentage of groups that derived revenue from at-risk HMO / PPO contracts rose with group size in 1994. For large groups with 76 to 150 full-time physicians, this percentage has increased steadily since 1992. In 1994, 85% of such groups derived revenue from at-risk contracts.

AMEDISYS' affiliated Independent Physician Associations (IPAs) have a higher percentage of primary care physicians than traditional IPAs. Primary care physicians are the first access point to the managed care system. Managed care emphasizes primary care, and efficiently delivered services at an affordable cost. Providers give MCOs discounted fees for a volume of patients. In capitated arrangements MCOs pre-pay physicians for their services with a negotiated flat fee per patient in the plan regardless of the services performed. Providers, including physicians and hospitals, form integrated networks to achieve a critical mass of patients which are attractive to large managed care groups. The Company is positioning itself for continuing integration and consolidation by developing Physician Practice Management and IPA network services to assist physicians in remaining independent but aligned in a larger entity.

ALTERNATIVE SITE PROVIDERS

OUTPATIENT SURGERY

Outpatient Surgery is the newest element in the AMEDISYS business mix. AMEDISYS entered the outpatient surgery industry in June 1995 through the acquisition of Surgical Care Centers of Texas, L.C. This subsidiary operates two outpatient surgery centers in the Houston, Texas area and recently changed its name to AMEDISYS Surgery Centers, L.C.

AMEDISYS is currently developing a new facility to be leased in Hammond, Louisiana by a joint venture with area surgeons and other physicians. AMEDISYS plans to strategically buy, build or manage surgery centers where they complement a network of physicians or other Company owned alternative services. The Company believes that this industry will grow due to advances in technology which allow more procedures to be performed in the outpatient setting. Specifically endoscopic and laser technologies are reducing the invasive nature of certain procedures and lowering the amount of time required in surgery and post-surgical care. Pain management techniques are also a rising trend in outpatient surgery procedures.

Outpatient surgery centers have a strong appeal to physicians because of flexible operating schedules, shorter turnaround times of operating suites and a willingness to provide specialized equipment and personalized services for the physicians and the patients. According to SMG Marketing Group, independent surgery centers represented approximately 66% of all outpatient operating rooms in 1994.


HOME HEALTH CARE

Home health care is one of the fastest growing industries in the U.S. The annual industry growth rate in home health care spending was 24% from 1986 to 1991 and 32% from 1992 to 1994. According to the Health Care Financing Administration, U.S. home health care spending was $26 billion in 1995 with $17 billion spent in home health care nursing services.

Home health care has growth potential as payors strive to reduce hospital stays. According to the SOCIAL SECURITY BULLETIN ANNUAL STATISTICAL SUPPLEMENT, an average day in a hospital costs $1,756 and an average skilled nursing visit in home care is $83. Even with pharmacy and home medical equipment added to service charges, the savings potential is significant. With cost containment and reduction strategies at a premium in Medicare, Medicaid and private health plans, the Company expects home care to be an attractive alternative to hospital care.

Due to the pressure from MCOs to contract with a limited number of home care agencies and to select agencies with geographic coverage, central intake systems of information, comprehensive services and moderate fees, consolidation and affiliation trends are emerging. These trends present acquisition and management opportunities for the Company. The Company is continuing to build a critical mass of home care agencies through internal and external growth. The Company had two acquisitions of local agencies in 1995.

AMEDISYS also developed the Home Care Alliance of Louisiana in 1995. This alliance is a consortium of independent home care agencies who are Medicare certified and accredited by the Joint Commission on Accreditation of Healthcare Organizations. The alliance is positioned to negotiate with MCOs for discounted fee for service and capitated contracts. AMEDISYS is the network manager and provides central intake and business systems to the affiliated agencies.

AMEDISYS has positioned itself to handle changes in the home care business by establishing systems that are necessary in the new health care environment. The Company has a proprietary software system which features a single entry system, integration of payroll and general ledger requirements with accounting measures. The software package also has detailed multifaceted reporting systems which meet Medicare and private insurance guidelines. AMEDISYS currently leases its system to other agencies.

The Company currently has a well established network of twenty home health care offices. AMEDISYS is distinguished by its specialty home care services and a staff dominated by RNs and professional therapists. In addition to these services, AMEDISYS expanded its product line to include private duty, psychiatric home care and additional rehabilitation services. AMEDISYS received JCAHO accreditation with commendation in 1995 which assures MCOs, Medicare and Medicaid, as well as physicians and patients that the agency has met national quality standards and places the Company in a competitive position for state-wide and regional insurance, MCOs and governmental contracts.

HOME HEALTH CARE MANAGEMENT SERVICES

The Company offers management services to independent home care agencies through its AMEDISYS Resource Management division. Management services include home health licensing, regulatory compliance, administrative support services, clinical support services, billing and reimbursement systems and proposal and bid development.

SUPPLEMENTAL STAFFING

AMEDISYS has successfully provided supplemental staffing services for 11 years. The industry has undergone many changes and the Company has remained competitive by being reliable and responsive to the needs of clients. AMEDISYS distinguishes itself from its competitors in the following ways: (1) clinical managers at each office recruit nurses and manage client services, (2) 24-hour access to staffing coordinators using computerized scheduling and information systems, (3) rigorous orientation and screening procedures, and (4) a proprietary software scheduling program which generates faster scheduling response time than traditional methods.

AMEDISYS diversified its services and client base to meet a changing health care delivery system. Ancillary personnel such as physical and occupational therapists are assigned to home care agencies and registered nurses are placed in subacute care units of long term care facilities. These units require a higher level of nursing skill than the facility typically must provide to meet government requirements.

The Company also offers management of "pools" of nurses employed by hospitals to fill temporary needs. Hospitals can gain greater efficiency and lower costs by sharing nurse resources across a hospital system or among cooperating facilities. AMEDISYS has systems which facilitate this process.

The continuing trend of downsizing hospital staffs and the nurses' desire to achieve flexibility and independence offer continuing opportunities for recruiting qualified nurses for supplemental staffing. The Company believes that strong staffing companies will continue to serve needs in high census periods and in markets where hospital consolidation has peaked and core staffing levels have been reduced.

The Company currently operates 12 offices which provide supplemental staffing. Many of these offices share resources and costs with home care services. The Company services 300 medical facilities in eight states with the largest segment in Louisiana and Texas.

RESULTS OF OPERATIONS

The Company continues to show growth in revenue for the three months ended March 31, 1996 compared to the same period last year. The Company derives revenues from physician practice management and alternate site provider services including outpatient surgical services and nursing services. Its nursing services are based on home health care and supplemental staffing.

The Company's revenue increased by 17.5% from the first quarter ending March 31, 1996 compared to the first quarter ending March 31, 1995. This revenue growth is primarily attributable to an increase in the nursing services division which offsets decreases in revenues in the physician services and outpatient surgery center operations.. Gross margins increased 6.0% and general and administrative expenses increased 8.3% as a percentage of revenue due to the increase of home health care in the business mix. Home health care revenues are associated with higher general and administrative expenses proportional to revenue than supplemental staffing and the Company's other business segments because of the Medicare cost reimbursement payment system. General and administrative expenses also increased because of the addition of clinical personnel to the outpatient surgery centers and staff increases in physician services in corporate development and operations. Physician services was redesigned to a physician practice management model in the fourth quarter of 1995.

Operating income as a percentage of revenue decreased by 2.6% in the first quarter of 1996 compared to that period in 1995 and net income followed the same trend. All business segments were profitable in the first quarter with physician services showing the most improvement in operating income.

Physician services' revenues declined 10.7% for the three months ended March 31, 1996 compared to the same period in 1996 due to the Company's change from an equity or ownership structure to a management model. The Company divested ownership in its existing physician practices and replaced these arrangements with management services agreements. The current contracts allow physicians to maintain control of their practices and to benefit from corporate business systems and the negotiating strength of a physician network. The Company's management agreements are also more profitable than the previous ownership model. Decrease in cost of revenue and general and administrative expenses were a result of restructuring of the physicians' agreements from an equity to a management model and this resulted in higher operating income. Operating income of physician services increased to $62,000 in the first quarter of 1996 from a loss of ($73,000) in the same period of 1995.

Outpatient surgery revenue declined 8.48% for the first quarter of 1996 compared to the first quarter of 1995. This segment also experienced a 14.1% decline in operating income proportional to revenues in the first quarter of 1996 compared to that period in 1995 because revenue decreased. Reduced revenues and operating income are due to lower fees for individual cases because of discounting to managed care organizations and a greater number of Medicare and Medicaid procedures. However, the Company's strategy is to increase volume by increasing the number of participating physicians. In the first quarter of 1996, the surgery centers in the Houston area had 55 participating surgeons compared to 51 in the first quarter of 1995 and the center received 22 new applicants for privileges. Net income decreased due to lower revenue and increased expenses related to a decision to improve the quality of operations by increasing clinical personnel and upgrading medical equipment. The Company believes this strategy will result in higher revenues, high quality patient care and improved services to participating physicians resulting in increased numbers of physicians utilizing the centers.

Nursing services increased revenues 22.9% in the three months ended March 31, 1996 compared to the three months ended March 31, 1995 due to increases in home health revenue. Increases in revenue are attributable to internal and external growth. Home health care visits increased 60% from 54,000 visits in the first quarter of 1995 to 86,000 in the first quarter of 1996. The Company acquired two local home care agencies and expanded its existing operations. Despite the increased revenues, the nursing services segment experienced a decrease in operating income from $289,000 in the first quarter of 1995 to $155,000 in the first quarter of 1996. This decrease is due to increased expenses since home health care is cost reimbursed by Medicare. Another factor in nursing services was a change in Louisiana Medicaid from a cost reimbursed system to a fee for service system. The change in the fee structure caused some losses prior to the necessary cost adjustments. The revenue mix in nursing services was also greater in home health care than supplemental staffing which affected overall income for the division due to the nature of the Medicare cost reimbursement system.

                               PHYSICIAN SERVICES
                             (DOLLARS IN THOUSANDS)

                                                 THREE MONTHS ENDED
                                   ------------------------------------------
                                          MARCH 96              MARCH 95
                                   ------------------    --------------------
Revenue .....................      $516        100.0%    $ 578         100.0%

Cost of Revenue .............       265         51.5%      397          68.7%
                                   ----                  -----
     Gross Margin ...........       251         48.5%      181          31.3%

Gen. & Admin ................       179         35.0%      254          44.0%
                                   ----                  -----
     Operating Income .......      $ 62         14.0%    $ (73)           .0%
                                   ====                  =====

                               OUTPATIENT SURGERY
                             (DOLLARS IN THOUSANDS)

                                                THREE MONTHS ENDED
                                    ----------------------------------------
                                           MARCH 96 MARCH 95
                                    ------------------    ------------------
Revenue ......................      $775        100.0%    $847        100.0%

Cost of Revenue ..............       223         28.8%     312         36.8%
                                    ----                  ----
     Gross Margin ............       552         71.2%     535         63.2%

Gen. & Admin .................       397         51.2%     246         29.0%
                                    ----                  ----
     Operating Income ........      $155         20.0%    $289         34.1%
                                    ====                  ====

                                NURSING SERVICES
                             (DOLLARS IN THOUSANDS)

                                            THREE MONTHS ENDED
                                ----------------------------------------------
                                       MARCH 96                 MARCH 95
                                --------------------    ----------------------
Revenue ..................      $8,824        100.0%    $ 7,179         100.0%

Cost of Revenue ..........       5,129         58.0%      4,576          63.7%
                                ------                  -------
     Gross Margin ........       3,696         41.9%      2,603          36.3%

Gen. & Admin .............       3,563         40.5%      2,302          32.1%
                                ------                  -------
     Operating Income ....      $  133          1.5%    $   301           .04%
                                ======                  =======

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company had revolving bank lines of credit of $3,500,000 bearing interest at the banks' prime rate plus 1%. As of March 31, 1996, $400,000 was available under those lines of credit. The lines of credit are collateralized by 80% of eligible receivables from private payors and 65% in government entities. Eligible receivables are defined principally as trade accounts that are aged less than 90 days for private payors and 120 days for government entities. To date, the Company has no other source of external financing.

Net cash provided (used in) by operating activities changed from $483,668 in the three months ended March 31, 1995 to $(610,951) in the three months ended March 31, 1996. This change is primarily attributable to increased home health care revenue and receivables. Net cash used in investing activities was $786,674 in the three months ended March 31, 1995 compared to $707,978 in the three months ended March 31, 1996. This decrease is attributable to fixed asset acquisitions in the current period. Net cash provided or used in financing activities decreased from $(556,928) to $893,880 for the three months ended March 31, 1995 and 1996, respectively. The
                                       12

change is primarily due to an increase in the Company's borrowings on its line of credit.

At March 31, 1996, the Company had working capital of $1,598,149 and stockholder's equity of $4,473,987. The Company's ratio of total liabilities to equity at march 31, 1996 was 1.88 to 1.0. The Company's sources of external and internal financing are limited. The Company may need to obtain additional financing, either through public or private securities offerings or borrowing, in order to meet future capital requirements.

INFLATION

The Company does not believe that inflation has had a material effect on its result of operation. The Company expects that any increase in costs attributable to inflation in the future would be offset by an increase in fees charged for services.

SEASONALITY

The demand for the Company's home health care services is not typically influenced by seasonal factors. However, demand for supplemental staffing services is affected by variations in the hospital census at various times of the year.
                                       13

                                    PART II.
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None

ITEM 2. CHANGES IN SECURITIES

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At a special meeting of Shareholders held on February 8, 1996, the Shareholders approved and ratified the Amended and Restated Stock Option Plan. Of the 1,722,966 shares of common stock present in person or by proxy and entitled to be voted at the meeting, 1,698,341 votes were cast in favor of ratifying the Amended and Restated Stock Option Plan of the Company.

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits

                    27.1 - Financial Data Schedule

         (b)        Reports on Form 8-K

                    None
                                       14

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AMEDISYS, INC.

                       By: Mitchel G. Morel
                           Chief Financial Officer
                           Principal Financial and Accounting Officer
May 17, 1996
                                       15