Form 10-Q
period 1996-06-30
AMEDISYS INC
filed 1996-08-14
CIK 896262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1996

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from _________ to __________

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

Yes [X]     No [ ]

Number of shares of Common Stock outstanding as of June 30, 1996:
2,583,864 shares

                                   PART I.
                            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheet as of June 30, 1996.......................3

        Consolidated Statements of Income for the Three and Six  Months
        ended June 30, 1996, and 1995........................................4

        Consolidated Statements of Cash Flows for the Six Months
        ended June 30, 1996, and 1995........................................5

        Notes to Consolidated Financial Statements...........................7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS..................................8

        General..............................................................8

        Industry Overview....................................................8

        Company Overview of Business Segments
           Physician Services................................................9

        Alternative Site Providers
           Outpatient Surgery................................................10

        Nursing Services.....................................................10
           Home Health Care..................................................10
           Supplemental Staffing.............................................11

        Results of Operations................................................12

        Liquidity and Capital Resources......................................15

        Inflation............................................................15

        Seasonality..........................................................15

                                    PART II.
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS....................................................16

ITEM 2. CHANGES IN SECURITIES................................................16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES......................................16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................16

ITEM 5. OTHER INFORMATION....................................................16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................................16

                        Amedisys, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                   as of June 30, 1996 and December 31, 1995
                                  (Unaudited)

ASSETS                                                                                June 30, 1996         December 31, 1995
                                                                                      ------------            ------------
Current Assets:
  Cash ...........................................................................    $    401,915            $    870,004
  Acounts Receivable, Net of Allowance for Doubtful
    Accounts of $624,743 in June 1996 and $258,670 in Dec 1995 ...................       8,763,098               6,124,269
  Prepaid Expenses ...............................................................         487,062                 432,930
  Other Current Assets ...........................................................         428,493                 219,610
                                                                                      ------------            ------------
      Total Current Assets .......................................................      10,080,569               7,646,813

Notes Receivable:
  Related Parties ................................................................         277,010                 402,736
  Other ..........................................................................           1,444                       0

Property, Plant and Equipment, Net ...............................................       2,994,644               2,449,468
Assets held for Sale, Net ........................................................          68,268                  76,456
Other Assets, Net ................................................................       1,149,621                 961,254
                                                                                      ------------            ------------
      Total Assets ...............................................................    $ 14,571,554            $ 11,536,727
                                                                                      ============            ============
LIABILITIES
Current Liabilities:
  Notes Payable ..................................................................    $  4,091,471            $  2,456,971
  Current Portion of Long-Term Debt ..............................................         659,523                 659,523
  Accounts Payable ...............................................................         749,467                 402,140
  Accrued Expenses:
    Payroll and Payroll Taxes ....................................................         887,339                 862,498
    Income Taxes .................................................................         102,937                 287,987
    Insurance ....................................................................         566,481                 483,155
    Other ........................................................................         834,185                 616,869
                                                                                      ------------            ------------
        Total Current Liabilities ................................................       7,891,403               5,769,143

Notes Payable to Related Parties .................................................       1,057,548                 987,924
Long-Term Debt ...................................................................         856,576                 502,469
                                                                                      ------------            ------------
        Total Liabilities ........................................................       9,805,526               7,259,536
                                                                                      ------------            ------------
Minority Interest ................................................................          28,411                   3,345
                                                                                      ------------            ------------
STOCKHOLDERS' EQUITY
  Common Stock ...................................................................           2,656                   2,584
  Additional paid-in capital .....................................................       1,983,721               1,976,593
  Stock Subscriptions Receivable .................................................         (73,754)                (83,967)
  Retained Earnings ..............................................................       2,824,993               2,378,636
                                                                                      ------------            ------------
      Total Stockholders' Equity .................................................       4,737,617               4,273,846
                                                                                      ------------            ------------
        Total Liabilities and Stockholders' Equity ...............................    $ 14,571,554            $ 11,536,727
                                                                                      ============            ============

See accompanying notes to financial statements.

AMEDISYS, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
for the three and six months ended June 30, 1996 and 1995
(Unaudited)

                                                            Three Months Ended                         Six Months Ended
                                                  ----------------------------------------   ---------------------------------------
                                                    June 96              June 95              June 96              June 95
                                                  ------------          ----------          ------------         ------------
Income:
  Service revenue                                 $11,769,253  100.0%  $9,321,237   100.0%  $21,885,452  100.0%  $17,925,230  100.0%
  Cost of service revenue                           6,709,723   57.0%   5,800,415    62.2%   12,326,823   56.3%   11,085,585   61.8%
                                                  ------------          ----------          ------------         ------------
    Gross margin                                    5,059,530   43.0%   3,520,822    37.8%    9,558,629   43.7%    6,839,645   38.2%
                                                  ------------          ----------          ------------         ------------
General and administrative expenses:
  Salaries and benefits                             2,583,100   21.9%   1,559,617    16.7%    4,628,737   21.1%    2,951,074   16.5%
  Other                                             1,997,704   17.0%   1,686,323    18.1%    4,090,893   18.7%    3,096,176   17.3%
                                                  ------------          ----------          ------------         ------------
    Total general and administrative expenses       4,580,804   38.9%   3,245,940    34.8%    8,719,630   39.8%    6,047,250   33.7%
                                                  ------------          ----------          ------------         ------------
    Operating income                                  478,727    4.1%     274,882     2.9%      839,000    3.8%      792,395    4.4%
                                                  ------------          ----------          ------------         ------------
Other income and expense:
  Interest income                                      10,356    0.1%      25,051     0.3%       32,339    0.1%       48,382    0.3%
  Interest expense                                   (127,185)  (1.1%)    (90,870)   (1.0)%    (241,848)  (1.1)%    (189,125) (1.1)%
  Miscellaneous                                        34,501    0.3%      22,046     0.2%       83,882    0.4%       42,591    0.2%
                                                  ------------          ----------          ------------         ------------
    Total other income and expenses                   (82,329)  (0.7%)    (43,773)   (0.5%)    (125,628)  (0.6)%     (98,152) (0.5)%
                                                  ------------          ----------          ------------         ------------
Income before income taxes and minority interest      396,398    3.4%     231,108     2.5%      713,372    3.3%      694,243    3.9%

Provision (Benefit) for estimated income taxes        134,250    1.1%      37,000     0.4%      241,950    1.1%      126,500    0.7%
                                                  ------------          ----------          ------------         ------------
Income before minority interest                       262,148    2.2%     194,108     2.1%      471,422    2.2%      567,743    3.2%

Minority interest in consolidated subsidiary           (9,961)  (0.1%)     10,679     0.1%      (25,066)  (0.1)%       4,687    0.0%
                                                  ============          ==========          ============         ============
  Net income                                         $252,187    2.1%    $204,787     2.2%     $446,356    2.0%     $572,430    3.2%
                                                  ============          ==========          ============         ============
Earnings per common share                               $0.10               $0.08                 $0.17                $0.22
                                                  ============          ==========          ============         ============
Proforma information (unaudited):
  Net income (historical)                                                $204,787                                   $572,430
  Proforma adjustments:
    Income taxes on Surgicare results                                      96,145                                    190,760
                                                                        ==========                               ============
  Proforma net income                                                    $108,642                                   $381,670
                                                                        ==========                               ============
  Proforma earnings per common share                                        $0.04                                      $0.15
                                                                        ==========                               ============

See accompanying notes to financial statements.

Amedisys, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 1996 and 1995
(Unaudited)

Cash Flows from operating activities:                                                       June 96            June 95
                                                                                          ----------           --------
  Net Income .....................................................................        $  446,356           $572,430
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
      Depreciation and amortization ..............................................           369,947            277,540
      Provision for bad debts ....................................................           347,973            197,476
      Minority interest in affiliated company ....................................            25,066             (4,687)
      (Gain) on disposal of property and equipment ...............................            (3,711)            (1,899)
      Changes in assets and liabilities:
        (Increase) in accounts receivable ........................................        (2,986,802)          (503,554)
        (Increase) in prepaid expenses ...........................................           (54,132)           (63,344)
        (Increase) in other current assets .......................................          (208,883)           (70,284)
        (Increase) decrease in other assets ......................................          (138,787)            21,231
        Increase in accounts payable .............................................           347,327             36,205
        Increase in accrued expenses .............................................           140,434            494,270
                                                                                          ----------           --------
             Net cash provided by (used in) operating activities .................        (1,715,211)           955,384
                                                                                          ----------           --------
Cash flow from investing activities:
  Purchase of furniture, fixtures & equipment ....................................          (946,036)          (238,203)
  Proceeds from sale of furniture, fixtures & equipment ..........................           156,388             51,197
  (Increase) in notes receivable from related parties ............................            (2,384)            (5,613)
  Decrease in note receivable - other ............................................                 0             10,484
                                                                                          ----------           --------
            Net cash (used in) investing activities ..............................          (792,032           (182,135)
                                                                                          ----------           --------
Cash flow from financing activities:
  Cash received in acquisition ...................................................                 0             10,890
  Cash distributions to Surgicare members ........................................                 0           (948,531)
  Net increase in borrowings on line of credit ...................................         1,634,501            464,432
  Payments on notes payable ......................................................          (421,821)          (469,702)
  Proceeds from note payables ....................................................           874,143            197,262
  Increase (decrease) in note payable to related parties .........................           (65,081)             8,639
  Proceeds from common stock .....................................................             7,199                  0
  Decrease in stock subscriptions ................................................            10,213             11,556
                                                                                          ----------           --------
            Net cash provided by (used in) financing activities ..................         2,039,154           (725,454)
                                                                                          ----------           --------
Net increase (decrease) in cash and cash equivalents .............................          (468,089)            47,795

Cash and cash equivalents at December 31, 1995 and 1994 ..........................           870,004            140,803
                                                                                          ----------           --------
Cash and cash equivalents at June 30, 1996 and 1995 ..............................        $  401,915           $188,598
                                                                                          ==========           ========

See accompanying notes to financial statements.

                                       5
Amedisys, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 1996 and 1995
(Unaudited)

Supplemental disclosures of cash flow information:                June 96    June 95
    Cash payments for:
      Interest ................................................   $ 92,044   $181,823
                                                                  ========   ========
      Income taxes ............................................   $122,000   $ 82,155
                                                                  ========   ========
Supplemental schedule of non-cash investing activity:
    Acquistion of Health Care 24 Inc.: ........................              $100,000
                                                                             ========
      Value of stock issued in exchange .......................                50,000
      Value of note payable issued in exchange ................                50,000
      Working capital acquired net of cash and cash equivalents                     0
      Fair value of property and equipment acquired ...........                15,000
                                                                             ========
      Goodwill recorded in exchange ...........................              $ 85,000
                                                                             ========

    Acquistion of Home Care Plus, Inc.: .......................              $240,000
                                                                             ========
      Value of stock issued in exchange .......................               240,000
      Cash acquired in exchange ...............................                10,890
      Working capital acquired net of cash and cash equivalents               150,659
      Fair value of property and equipment acquired ...........                30,245
      Long-term debt assumed ..................................               229,993
                                                                             ========
      Goodwill recorded in exchange ...........................              $278,199
                                                                             ========

See accompanying notes to financial statements.

                                 AMEDISYS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    UNAUDITED FINANCIAL INFORMATION

      The financial information as of June 30, 1996 and 1995, included herein is unaudited; however, such information reflects, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) that are necessary to present fairly the results of operations for such periods. Results of operations for the interim periods are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1996.

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

4.    INCOME TAXES

      The subsidiaries in which the Company owns interests greater than 80% file a consolidated federal income tax return. These subsidiaries include all nursing services and SCC beginning on July 1, 1995. SCC is a limited liability company and through June 30, 1995, the individual owners are responsible for all income taxes. Therefore, no provision has been made for income taxes recorded on the income statements of SCC for the periods prior to July 1, 1995. The primary care subsidiaries file individual income tax returns.

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

GENERAL

AMEDISYS, INC., ("Company"), provides physician practice management services and alternate site provider services consisting of outpatient surgery, home health care and supplemental staffing. As of June 30, 1995 the Company merged with Surgical Care Centers of Texas, L.C. ("SCC") by acquiring all of the members' interests for 1,000,000 shares of Company common stock. Upon the closing of the transaction, the former members of Surgical Care Centers of Texas, L.C. owned approximately 40% of the issued and outstanding capital stock of the Company. This transaction has been accounted for as a pooling of interests and accordingly, the Company's financial statements have been restated to include the results of SCC for all periods presented. The financial statements of the Company include all subsidiaries which are wholly owned by the Company.

AMEDISYS, INC. operates in eight states including Louisiana, Texas, Tennessee, Missouri, Kansas, Mississippi, North Carolina, and Minnesota. The Company has a concentration of business operations in Louisiana and Texas.

The Company is currently developing an integrated delivery system of health care. The differentiating feature of the AMEDISYS system is that Independent Practice Associations (IPAs) of physicians will be linked with alternative site providers such as outpatient surgery and home health care so that a strategic alliance of cost effective services is formed. Such a system could deliver quality health care at a significantly lower cost. As payors move toward global fee arrangements, the Company will be in a competitive negotiating position.

INDUSTRY OVERVIEW

The Company believes that the health care industry is in a period of rapid change being driven by employers who want to reduce the cost of providing health care benefits to their employees and by federal and state governments seeking to decrease spending on Medicare and Medicaid programs. Managed care is emerging as a possible solution. Managed Care Organizations (MCOs) include Health Maintenance Organizations (HMOs) and Preferred Provider Organizations (PPOs). MCOs negotiate with providers for discounted fees, in exchange for an increase in the volume of patients and reduced premiums to the employers for health care coverage.

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

The physician is the key health care provider who controls the utilization of the health care system. By providing a system in which the physician is incentivized to use alternative services to be cost effective, health care expenditures can be reduced. The Company believes its integrated delivery system can provide that structure for individual physicians, group practices and physician networks.

Another key industry factor which may affect the Company's business operations is the proposed change of the Medicare home health care payment system from reimbursement of costs to the prospective pay system. The proposed change would pay on a predetermined per visit rate and allow the home health care provider to earn a profit on Medicare fees if its costs are controlled to a level below prospective pay reimbursement caps. The Company has been positioning for this change by monitoring costs and developing efficiencies which could reduce costs under a new system.

COMPANY OVERVIEW OF BUSINESS SEGMENTS

PHYSICIAN SERVICES

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

AMEDISYS' affiliated Independent Physician Associations (IPAs) have a higher percentage of primary care physicians than traditional IPAs. Primary care physicians are the first access point to the managed care system. Managed care emphasizes primary care and efficiently delivered services at an affordable cost. Providers give MCOs discounted fees for a volume of patients. In capitated arrangements MCOs pre-pay physicians for their services with a negotiated flat fee per patient in the plan regardless of the services performed. Providers, including physicians and hospitals, form integrated networks to achieve a critical mass of patients which are attractive to large managed care groups. The Company is positioning itself for continuing integration and consolidation by developing Physician Practice Management and IPA network services to assist physicians in remaining independent but aligned in a larger entity.

In February, 1996, the Company formed FutureCare, Inc., a Nevada Corporation (FutureCare"), to establish a health maintenance organization (HMO). The Company has provided $1 million in financing to FutureCare to enable it to meet the capital requirements for an HMO license in Louisiana. As of June 30, 1996, the Company had committed to advance up to $300,000 in development expenses which are expected to be reimbursed from the proceeds of a private placement offering of FutureCare stock. The Company currently owns 51% of FutureCare stock; however, upon completion of FutureCare's offering and the licensing of the HMO, the Company will exchange its shares in FutureCare for a 19% interest in an HMO subsidiary of FutureCare.

ALTERNATIVE SITE PROVIDERS

OUTPATIENT SURGERY

AMEDISYS entered the outpatient surgery industry in June 1995 through the acquisition of Surgical Care Centers of Texas, L.C., which was a pioneer in opening the first outpatient surgery center in Texas sixteen years ago. This subsidiary operates two outpatient surgery centers in the Houston, Texas area and recently changed its name to AMEDISYS Surgery Centers, L.C.

AMEDISYS is currently developing a new facility to be leased in Hammond, Louisiana by a joint venture with area surgeons and other physicians. AMEDISYS plans to strategically buy, build or manage surgery centers where they complement a network of physicians or other Company owned alternative services. The Company believes that this industry will grow due to advances in technology which allow more procedures to be performed in the outpatient setting. Specifically, endoscopic and laser technologies are reducing the invasive nature of certain procedures and lowering the amount of time required in surgery and post-surgical care. Pain management techniques are also a rising trend in outpatient surgery procedures.

Outpatient surgery centers have a strong appeal to physicians because of flexible operating schedules, shorter turnaround times of operating suites and a willingness to provide specialized equipment and personalized services for the physicians and the patients. According to SMG Marketing Group, independent surgery centers represented approximately 66% of all outpatient operating rooms in 1994.

NURSING SERVICES

HOME HEALTH CARE

Home health care is one of the fastest growing industries in the U.S. The annual industry growth rate in home health care spending was 24% from 1986 to 1991 and 32% from 1992 to 1994. According to the Health Care Financing Administration, U.S. home health care spending was $26 billion in 1995 with $17 billion spent in home health care nursing services.

Home health care has further growth potential as payors strive to reduce hospital stays. According to the SOCIAL SECURITY BULLETIN ANNUAL STATISTICAL SUPPLEMENT, an average day in a hospital costs $1,756 and an average skilled nursing visit in home care costs $83. Even with pharmacy and home medical equipment added to service charges, the savings potential is significant. With cost containment and reduction strategies at a premium in Medicare, Medicaid and private health plans, the Company expects home care to be an attractive alternative to hospital care.

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

The Company currently has a well established network of twenty home health care offices. AMEDISYS is distinguished by its specialty home care services and a staff dominated by RNs and professional therapists. In addition to these services, AMEDISYS expanded its product line to include private duty, psychiatric home care and additional rehabilitation services. AMEDISYS received JCAHO accreditation with commendation in 1995 which assures MCOs, Medicare and Medicaid, as well as physicians and patients that the agency has met national quality standards and places the Company in a competitive position for state-wide and regional insurance, MCO and governmental contracts.

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

In February, 1996, the Company formed FutureCare, Inc., a Nevada corporation, to organize and operate a preferred provider network ("PPO"); provide health care services to independent health care providers, including IPAs; and to merge with and capitalize FutureCare Health Plans of Louisiana, Inc. ("Health Plans") which is expected to be licensed as a health maintenance organization ("HMO") in the state of Louisiana. Upon licensing of the HMO, Health Plans will merge with and become a 70% owned subsidiary of FutureCare.

The Company currently owns 51% of FutureCare. Upon completion of an offering to capitalize FutureCare and licensing of the HMO and the merger with Health Plans, the Company's ownership will be reduced to 19% of Health Plans. The Company owns approximately 33% of Health Plans and has provided $1 million in cash to Health Plans in order to enable it to meet the capital requirements for licensing as an HMO in the state of Louisiana. In addition, the Company has committed to advance up to $300,000 in start-up expenses which are expected to be reimbursed upon completion of a private placement of FutureCare stock.

FutureCare plans to enter into a management agreement with the Company whereby the Company will become the exclusive manager and administrator of non-medical services relating to the operation of the network and the network HMO. Pursuant to the management agreement, the Company will manage and administer the network's day-to-day business functions, which include, but are not limited to, assuming the responsibility for the administrative, accounting, payroll and personnel functions relating to the provision of health services by its participants on behalf of the network. Under the management agreement, the Company will also bill and collect the fees for medical services provided by network participants, maintain all files and records, negotiate and administer all contracts, and provide consulting services to network participants in connection with the procurement and administration of professional liability insurance and the employment of personnel. The Company will also assist in the implementation of appropriate marketing programs on behalf of the network.

FutureCare intends to develop an integrated network comprised of health care service providers such as IPAs, physicians, home care companies, ambulatory medical centers, durable medical equipment companies and other health services organizations. The network will coordinate the delivery of health care services by such providers to employees and other persons eligible to receive covered services under the health care plans of certain employers, unions, governmental agencies, associations and other entities in consideration of the payment of a service fee. The network will, where appropriate, also enter into agreements with certain self-insured groups and various health maintenance organizations, preferred provider organizations, insurance companies and other third parties and entities to provide a full range of health services through the network PPO and network HMO. Once the network HMO is properly capitalized and approved for operation in the state of Louisiana, network participants will be integrated into the HMO for purposes of providing multi-provider capitation to IPAs and managed care organizations and, where appropriate, prepaid health services to various purchasers of health care services.

The extensive managed health care provider network to be developed by FutureCare should enable it to offer a comprehensive array of managed health care plans throughout Louisiana. The network will include the network HMO, the network PPO and specialty managed care and ancillary networks, as appropriate. In establishing the network, FutureCare plans to enter into contracts with a sufficient number of qualified providers in each geographic area to serve its members. These contracts are intended to control the cost of health-care. As a result, the Company expects to reduce or eliminate the need to utilize out-of network providers that are not subject to the Company's cost controls.

The FutureCare network, including the network PPO and network HMO and their planned broad service offering, should enable it to pursue growth opportunities throughout Louisiana. The Company believes that in the present health care environment there is greater opportunity for growth of managed health care services in the individual and small employer group segment than in the large employer group marketplace, due to the lower market penetration of managed health care and the greater fragmentation in the individual and small employer group market.

RESULTS OF OPERATIONS

The Company experienced significant growth in both net income and revenues for the three and six months ended June 30, 1996 compared to the same period last year.

The Company's revenue increased by 26.3% and 22.1% for the three and six months ended June 30, 1996 compared to the same periods last year. The revenue growth is attributable to an increase in both the nursing services and outpatient surgery divisions. Gross margins increased 5.2% and 5.5% as a percentage of revenue and general and administrative expenses increased 4.1% and 6.1% as a percentage of revenue for the same period. Home health revenues are associated with higher general and administrative expenses proportional to revenue than the Company's other business segments because of the Medicare cost reimbursement payment system. General and administrative expenses also increased because of the addition of clinical personnel in the outpatient surgery centers and staff increases in physician services in corporate development and operations. The Company also hired a Chief Operating Officer with extensive experience in health care to oversee the Company's development in physician practice management and continued growth in nursing services and outpatient surgery.

 Operating income as a percentage of revenue increased 1.2% for the three months ended June 30, 1996 and decreased .6% for the six months ended June 30, 1996 as compared to the same periods ended June 30, 1995. The increase was attributable to the outpatient surgery division for the three months ended June 30, 1996 and the decrease for the six months ended was due to increased home health care revenues as a percentage of the business mix. Home health care is primarily a cost reimbursed payment system. Net income decreased by .1% and 1.2% for the three and six months ended June 30, 1996 as compared to the same period in 1995. These decreases are due to the outpatient surgery center being a limited liability company and the members being taxed at the individual level prior to the merger with AMEDISYS on June 30, 1995. Therefore, no income taxes were recorded on outpatient surgery income in the 1995 financial statements. With income taxes recorded in the 1995 proforma financial statements, the Company's net income increased 132.1% and 16.9% for the three and six months ended June 30, 1996 compared to the same period in 1995.

Physician services' revenues increased 43.8% and 16.7% for the three and six months ended June 30, 1996 compared to the same periods in 1995. Decrease in cost of revenue and general and administrative expenses were a result of restructuring of the physicians' agreements from an equity to a management model. Operating income of physician services increased to $8,000 and $70,000 for the three and six months ended June 30, 1996 from a loss of $177,000 and $255,000 for the same periods of 1995. The increase was due to a three year, $10 million contract signed with the state of Louisiana to provide physicians to a state run facility and the Company's change from an equity to a more efficient management model for physician services. The Company divested ownership in its physician practices in the third quarter of 1995 and replaced these arrangements with management services agreements. The current contracts allow physicians to maintain control of their practices and to benefit from corporate business systems and the negotiating strength of a physician network. The Company's management agreements are also more profitable than the previous ownership model.

Outpatient surgery revenues increased 32.4% and 12.4% for the three and six months ended June 30, 1996 as compared to the same periods in 1995. The increases are attributable to aggressive marketing efforts to increase physician participation and the volume of procedures being performed at the centers. The case load increased 35.2% and 19.6% for the same comparative periods. Gross margins, as a percentage of revenues, increased 8.0% and 8.2% in the three and six months ended June 10, 1996, as compared to the same periods in 1995 due to the increased revenues. General and administrative expenses, as a percentage of revenues, increased 2.4% and 15.0% in the same periods due to a decision made by management to improve the quality of operations by increasing clinical personnel and upgrading equipment to attract more physicians to the facility as well as meet accreditation standards. Operating income, as a percentage of revenues, increased 5.6% for the three months ended June 30, 1996 and decreased 6.8% for the six months ended June 30, 1996 as compared to the same period in 1995 due to the previously discussed reasons.

Nursing services revenues increased 24.3% and 23.6% in the three and six months ended June 30, 1996 compared to the three and six months ended June 30, 1995. Increases in revenue are attributable to internal growth in home health care. Home health care visits increased by 39.8% and 48.5% during these periods. Despite the increased revenues, the nursing services segment experienced a decrease in operating income as a percentage of revenue of 1.7% and 2.6% for the three and six months ended June 30, 1996 compared to the same periods in 1995. This decrease was due to a change in Louisiana Medicaid from a cost reimbursed system to a fee for service system. The change in the fee structure caused losses on services provided to Louisiana Medicaid patients, which comprise approximately 3% of total home health care visits. The Company is currently reducing the cost of services to eliminate losses caused by the new fee for service payment schedule for Louisiana Medicaid patients. The revenue mix in nursing services was also greater in home health care than supplemental staffing which affected overall income for the division due to the nature of the Medicare cost reimbursement system. Net income was also affected by a reduction in staffing services due to the expiration of three hospital contracts in metropolitan areas.

                               PHYSICIAN SERVICES
                             (DOLLARS IN THOUSANDS)

                              THREE MONTHS ENDED                     SIX MONTHS ENDED
                            June 96          June 95            June 96            June 95
                        --------------------------------   -------------------------------------
Revenue .............   $844     100.0% $ 587      100.0%  $1,360     100.0% $ 1,165       100.0%
Cost of Revenue .....    615      72.9%   417       71.0%     880      64.7%     813        69.8%
                       ----            -----              ------            -------
     Gross Margin ...    229      27.1%   170       29.1%     480      35.3%     352        30.2%

Gen. & Admin ........    221      26.2%   347       59.1%     410      30.1%     607        52.1%
                       ----            -----              ------            -------
    Operating Income   $  8       1.0% $(177)     (30.0%) $   70       5.1% $  (255)      (21.9%)
                       ====            =====              ======            =======

                              OUTPATIENT SURGERY
                            (DOLLARS IN THOUSANDS)

                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                             June 96         June 95            June 96          June 95
                        --------------------------------- -----------------------------------
Revenue .............   $1,178     100.0% $890     100.0% $1,953     100.0% $1,737     100.0%

Cost of Revenue .....      312      26.5%  307      34.5%    535      27.4%    619      35.6%
                        ------            ----            ------            ------
     Gross Margin ...      866      73.5%  583      65.5%  1,418      72.6%  1,118      64.4%

Gen. & Admin ........      425      36.1   300      33.7%    822      42.1%    470      27.1%
                        ------            ----            ------            ------
     Operating Income   $  441      37.4% $283      31.8% $  596      30.5% $  648      37.3%
                        ======            ====            ======            ======

                                NURSING SERVICES
                             (DOLLARS IN THOUSANDS)

                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                              June 96             June 95            June 96           June 95
                        -------------------------------------- -------------------------------------
Revenue .............   $ 9,748      100.0%  $7,844     100.0% $18,572     100.0% $15,024     100.0%

Cost of Revenue .....     5,784       59.3%   5,077      64.7%  10,912      58.8%   9,653      64.3%
                          -----               -----             ------              -----
     Gross Margin ...     3,964       40.7%   2,767      35.3%   7,660      41.2%   5,371      35.7%

Gen. & Admin ........     4,054       41.6%   2,640      33.7%   7,617      41.0%   4,980      33.1%
                          -----               -----             ------              -----
     Operating Income   $   (90)      (0.1%) $  127       1.6% $    43       0.0% $   391       2.6%
                        =======              ======            =======            =======

Liquidity and Capital Resources

At June 30, 1996, the Company had revolving bank lines of credit of $4,500,000 bearing interest at the banks' prime rate plus 1%. As of June 30, 1996, $400,000 was available under those lines of credit. The lines of credit are collateralized by 80% of eligible receivables from private payors and 75% in government entities. Eligible receivables are defined principally as trade accounts that are aged less than 90 days for private payors and 120 days for government entities. To date, the Company has no other source of external financing.

The Company's operating activities used $1,715,211 during the first six months of 1996, whereas such activities provided $956,384 in cash during the first half of 1995. This change is primarily attributable to increased home health care revenue and receivables. Net cash used in investing activities increased to $792,032 during the first half of 1996 from $182,135 in the six months ended June 30, 1995. This increase is attributable to fixed asset acquisitions in the current period. Financing activities provided $2,039,154 during the first half of 1996, whereas these activities used $725,454 during the first half of 1995. The change is primarily due to an increase in the Company's borrowings on its line of credit.

At June 30, 1996, the Company had working capital of $2,189,166 and stockholder's equity of $4,737,617. The Company's ratio of total liabilities to equity at June 30, 1996 was 2.07 to 1.0. The Company's sources of external and internal financing are limited. The Company may need to obtain additional financing, either through public or private securities offerings or borrowing, in order to meet future capital requirements.

INFLATION

The Company does not believe that inflation has had a material effect on its results of operations. The Company expects that any increase in costs attributable to inflation in the future would be offset by an increase in fees charged for services.

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

                                      AMEDISYS, INC.

                                      By: /s/ MITCHEL G. MOREL
                                      Mitchel G. Morel, Chief Financial Officer
                                      Principal Financial and Accounting Officer


August 12, 1996