Form 10-Q
period 1996-09-30
AMEDISYS INC
filed 1996-11-14
CIK 896262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
--------------------------------------------------------------------------------



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 1996

    or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _______________ to___________________


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

Yes [X]     No [ ]

Number of shares of Common Stock outstanding as of September 30, 1996: 2,583,864 shares

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets as of September 30, 1996 and
        December 31, 1995......................................................3

        Consolidated Statements of Income for the Three and Nine Months
        ended September 30, 1996, and 1995.....................................4

        Consolidated Statements of Cash Flows for the Nine Months
        ended September 30, 1996, and 1995.....................................5

        Notes to Consolidated Financial Statements.............................7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS....................................8

        General................................................................8

        Industry Overview......................................................8

        Company Overview of Business Segments
                 Physician Services............................................9

        Alternative Site Providers
                 Outpatient Surgery...........................................10

        Nursing Services
                 Home Health Care.............................................10
                 Supplemental Staffing........................................11

        New Development.......................................................12

        Results of Operations.................................................12

        Liquidity and Capital Resources.......................................14

        Inflation.............................................................14

        Seasonality...........................................................14

                                    PART II.
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.....................................................15

ITEM 2. CHANGES IN SECURITIES.................................................15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.......................................15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................15

ITEM 5. OTHER INFORMATION.....................................................15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................15

Amedisys, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
as of September 30, 1996 and December 31, 1995
(Unaudited)

ASSETS                                               September 30,  December 31,
                                                         1996           1995
Current Assets:
  Cash .............................................  $ 2,383,453    $   870,004
  Accounts Receivable, Net of Allowance
    for Doubtful Accounts of $733,912 in
    September 1996 and $258,670 in Dec 1995 ........    7,414,761      6,124,269
  Prepaid Expenses .................................      363,187        432,930
  Other Current Assets .............................      460,233        219,610
                                                      -----------    -----------
      Total Current Assets .........................   10,621,634      7,646,813

Notes Receivable:
  Related Parties ..................................      270,758        402,736
  Other ............................................        1,444              0

Property, Plant and Equipment, Net .................    3,348,140      2,449,468
Assets held for Sale, Net ..........................       64,174         76,456
Other Assets, Net ..................................    1,599,270        961,254
                                                      -----------    -----------
      Total Assets .................................  $15,905,420    $11,536,727
                                                      ===========    ===========
LIABILITIES

Current Liabilities:
  Notes Payable ....................................  $ 3,933,814    $ 2,456,971
  Current Portion of Long-Term Debt ................      659,523        659,523
  Accounts Payable .................................    1,357,258        402,140
  Accrued Expenses:
    Payroll and Payroll Taxes ......................      964,040        862,498
    Income Taxes ...................................       50,724        287,987
    Insurance ......................................      827,037        483,155
    Other ..........................................    1,141,126        616,869
                                                      -----------    -----------
        Total Current Liabilities ..................    8,933,522      5,769,143

Notes Payable to Related Parties ...................    1,047,227        987,924
Long-Term Debt .....................................    1,110,014        502,469
                                                      -----------    -----------
        Total Liabilities ..........................   11,090,763      7,259,536
                                                      -----------    -----------
Minority Interest ..................................       19,090          3,345
                                                      -----------    -----------
STOCKHOLDERS' EQUITY
  Common Stock .....................................        2,585          2,584
  Additional paid-in capital .......................    1,983,791      1,976,593
  Stock Subscriptions Receivable ...................      -71,719        -83,967
  Retained Earnings ................................    2,880,910      2,378,636
                                                      -----------    -----------
      Total Stockholders' Equity ...................    4,795,567      4,273,846
                                                      -----------    -----------
        Total Liabilities and Stockholders' Equity .  $15,905,420    $11,536,727
                                                      ===========    ===========

See accompanying notes to financial statements.

AMEDISYS, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
for the three and nine months ended September 30, 1996 and 1995
(Unaudited)

                                             Three Months Ended                                Nine Months Ended
                                  -------------------------------------------------------------------------------------------------
                                   September 96             September 95             September 96             September 95
Income:
  Service revenue                   $11,762,546   100.0%      $9,822,546  100.0%      $33,647,998  100.0%      $27,747,776  100.0%
  Cost of service revenue             6,841,997    58.2%       5,887,914   59.9%       19,168,820   57.0%       16,973,499   61.2%
                                  --------------         ----------------        -----------------        -----------------
    Gross margin                      4,920,549    41.8%       3,934,632   40.1%       14,479,178   43.0%       10,774,277   38.8%
                                  --------------         ----------------        -----------------        -----------------

General and administrative
 expenses:
  Salaries and benefits               2,619,508    22.3%       1,722,223   17.5%        7,567,966   22.5%        4,673,297   16.8%
  Other                               2,095,433    17.8%       1,931,953   19.7%        5,866,605   17.4%        5,028,129   18.1%
                                  --------------         ----------------        -----------------        -----------------
    Total general and
     administrative expenses          4,714,941    40.1%       3,654,176   37.2%       13,434,571   39.9%        9,701,426   35.0%
                                  --------------         ----------------        -----------------        -----------------

    Operating income                    205,608     1.7%         280,456    2.9%        1,044,607    3.1%        1,072,851    3.9%
                                  --------------         ----------------        -----------------        -----------------
Other income and expense:
  Interest income                         4,687     0.0%           8,662    0.1%           37,026    0.1%           57,044    0.2%
  Interest expense                     -157,506    -1.3%        -103,343   -1.1%         -399,354   -1.2%         -292,468   -1.1%
  Miscellaneous                          19,307     0.2%          15,275    0.2%          103,189    0.3%           57,866    0.2%
                                  --------------         ----------------        -----------------        -----------------
    Total other income
     and expenses                      -133,512    -1.1%         -79,406   -0.8%         -259,139   -0.8%         -177,558   -0.6%
                                  --------------         ----------------        -----------------        -----------------
Income before income taxes and
 minority interest                       72,096     0.6%         201,050    2.0%          785,468    2.3%          895,293    3.2%

Provision (Benefit) for
 estimated income taxes                  25,500     0.2%         -43,045   -0.4%          267,450    0.8%           83,455    0.3%
                                  --------------         ----------------        -----------------        -----------------
Income before minority
 interest                                46,596     0.4%         244,095    2.5%          518,018    1.5%          811,838    2.9%

Minority interest in
 consolidated subsidiary                  9,321     0.1%          13,366    0.1%          -15,745    0.0%           18,053    0.1%
                                  ==============         ================        =================        =================
  Net income                            $55,917     0.5%        $257,461    2.6%         $502,273    1.5%         $829,891    3.0%
                                  ==============         ================        =================        =================
Earnings per common share                 $0.02                    $0.10                    $0.19                    $0.32
                                  ==============         ================        =================        =================
Proforma information (unaudited):
  Net income (historical)                                                                                         $829,891
  Proforma adjustments:
    Income taxes on Surgicare results                                                                              190,760
                                                                                                          =================
  Proforma net income                                                                                             $639,131
                                                                                                          =================
  Proforma earnings per common share                                                                                 $0.25
                                                                                                          =================
See accompanying notes to financial statements.

Amedisys, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 1996 and 1995
(Unaudited)

Cash Flows from operating activities:                             September 96     September 95
  Net Income ..................................................    $  502,273       $  829,891
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization ...........................       566,628          481,038
      Provision for bad debts .................................       593,780          341,241
      Minority interest in affiliated company .................        15,745          -18,053
      (Gain) loss on disposal of property and equipment .......        -3,711            7,088

      Changes in assets and liabilities:
        (Increase) decrease in accounts receivable ............    -1,884,271           53,753
        (Increase) decrease in prepaid expenses ...............        69,743          -77,949
        (Increase) in other current assets ....................      -240,623         -115,847
        (Increase) in other assets ............................      -627,910          -36,198
        Increase in accounts payable ..........................       955,119          129,538
        Increase in accrued expenses ..........................       732,419          632,112
                                                                   ----------       ----------
             Net cash provided by operating activities ........       679,192        2,226,614
                                                                   ----------       ----------
Cash flow from investing activities:
  Purchase of furniture, fixtures & equipment .................    -1,452,648         -340,074
  Proceeds from sale of furniture, fixtures & equipment .......       156,388           51,197
  Decrease in notes receivable from related parties ...........         3,868           29,758
                                                                   ----------       ----------
            Net cash (used in) investing activities ...........    -1,292,392         -259,119
                                                                   ----------       ----------
Cash flow from financing activities:
  Cash received in acquisition ................................             0           10,890
  Cash distributions to Surgicare members .....................             0         -942,531
  Net increase (decrease) in borrowings on line of credit .....     1,476,843         -196,285
  Payments on notes payable ...................................      -653,059         -629,338
  Proceeds from note payables .................................     1,358,819          226,395
  (Decrease) in note payable to related parties ...............       -75,401          -21,673
  Proceeds from common stock ..................................         7,199                0
  Decrease in stock subscriptions .............................        12,248           86,971
                                                                   ----------       ----------
            Net cash provided by (used in) financing activities     2,126,649       -1,465,571
                                                                   ----------       ----------
Net increase in cash and cash equivalents .....................     1,513,449          501,924

Cash and cash equivalents at December 31, 1995 and 1994 .......       870,004          140,803
                                                                   ----------       ----------
Cash and cash equivalents at September 30, 1996 and 1995 ......    $2,383,453       $  642,727
                                                                   ==========       ==========

See accompanying notes to financial statements.

                                 AMEDISYS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      UNAUDITED FINANCIAL INFORMATION

        The financial information as of September 30, 1996 and 1995, included herein is unaudited; however, such information reflects, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) that are necessary to present fairly the results of operations for such periods. Results of operations for the interim periods are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1996.

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


3.      INCOME TAXES

        The subsidiaries in which the Company owns interests greater than 80% file a consolidated federal income tax return. These subsidiaries include all nursing services and SCC beginning on July 1, 1995. SCC is a limited liability company and through June 30, 1995, the individual owners were responsible for all income taxes. Therefore, no provision has been made for income taxes on the income of SCC for the periods prior to July 1, 1995. The primary care subsidiaries file individual income tax returns.

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

GENERAL

AMEDISYS, INC., ("Company") provides physician practice management services and alternate site provider services of outpatient surgery, home health care and supplemental staffing. As of June 30, 1995 the Company merged with Surgical Care Centers of Texas, L.C. ("SCC") by acquiring all of the members' interests for 1,000,000 shares of Company common stock. Upon the closing of the transaction, the former members of Surgical Care Centers of Texas, L.C. owned approximately 40% of the issued and outstanding capital stock of the Company. This transaction has been accounted for as a pooling of interests and accordingly, the Company's financial statements have been restated to include the results of SCC for all periods presented. The financial statements of the Company include all subsidiaries which are wholly owned by the Company.

AMEDISYS, INC. operates in eight states including Louisiana, Texas, Tennessee, Missouri, Kansas, Mississippi, North Carolina, and Minnesota. The Company has a concentration of business operations in Louisiana and Texas.

The Company is currently developing FutureCare, Inc., an integrated delivery system of health care. The differentiating feature of FutureCare is that Independent Practice Associations (IPAs) of physicians will be linked with alternative site providers such as outpatient surgery and home health care so that a strategic alliance of cost effective services are formed. Such a system could deliver quality health care at a significantly lower cost. As payors move toward global fee arrangements, the Company will be in a competitive negotiating position.

FutureCare will be majority owned and controlled by physicians licensed and practicing in the State of Louisiana and funded with a Louisiana securities offering of $2.0 to $6.0 million. FutureCare Inc. is developing a Preferred Provider Organization (PPO) and FutureCare Health Plans, Inc., a subsidiary and licensed Health Maintenance Organization (HMO) in the State of Louisiana. At the completion of the securities offering, FutureCare, Inc. will own 70% of FutureCare Health Plan, Inc. and AMEDISYS will own 30%. AMEDISYS will manage the system.

INDUSTRY OVERVIEW

The Company believes that the health care industry is in a period of rapid change being driven by employers who want to reduce the cost of providing health care benefits to their employees and by federal and state governments who want to decrease spending on Medicare and Medicaid programs. Managed care is emerging as a possible solution. Managed Care Organizations (MCOs) include Health Maintenance Organizations and Preferred Provider Organizations. MCOs negotiate with providers for discounted fees, in exchange for an increase in the volume of patients and reduced premiums to the employers for health care coverage.

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

The physician is the key health care provider who controls the utilization of the health care system. By providing incentive, the physician is motivated to use the system's alternative site services which are cost effective, and reduce health care expenditures. The Company believes its integrated delivery system can provide that structure for the individual physicians, group practices and physician networks.

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

COMPANY OVERVIEW OF BUSINESS SEGMENTS

PHYSICIAN SERVICES

AMEDISYS Physician Services consists of Physician Practice Management services and development of Independent Practice Associations. The Company believes that Physician Practice Management (PPM) Companies are positioned to consolidate a significant untapped market. According to the Medical Group Management Association (MGMA), there are approximately 600,000 physicians in the U. S., and 16,500 medical groups to which 185,000 physicians belong. Less than 5% of all group practices have been acquired or are affiliated with investor owned PPM companies.

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

In February, 1996, the Company formed FutureCare, Inc., a Louisiana Corporation (FutureCare), to establish an HMO and an integrated delivery system (IDS) with a PPO. The Company has provided $1 million in financing to

FutureCare Health Plans of Louisiana, Inc. to enable it to meet the capital requirements for an HMO license in Louisiana. As of September 30, 1996, the Company had committed to advance up to $300,000 in development expenses which are expected to be reimbursed from the proceeds of a Louisiana securities offering of FutureCare stock. The Company currently owns 100% of FutureCare stock; however, upon completion of FutureCare's offering, the Company will exchange its shares in FutureCare for a 30% interest in FutureCare Health Plans, Inc.

AMEDISYS will manage the business operations of FutureCare, Inc. and FutureCare Health Plans of Louisiana, Inc. The Company will derive management fees and participate as a home care and ambulatory surgery center provider with other alternate site providers in the system.



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

AMEDISYS recently opened St. Luke's Surgery Center, a new ambulatory surgery center in Hammond, Louisiana. The center is a joint venture with area surgeons. It has twenty-two participating physicians, state-of- the-art equipment, four operating rooms and two procedure rooms. St. Luke's is the only outpatient surgery facility in the community and offers easy access and convenience to physicians and patients.

The Company is aggressively pursuing other locations for start-ups as well as acquisitions to expand its outpatient surgery operations. The Company believes that this industry will grow because outpatient surgery procedures cost 25-40% less than hospital surgeries and advances in technology allow more procedures to be performed in the outpatient setting. Specifically, endoscopic and laser technologies are reducing the invasive nature of certain procedures and lowering the amount of time required in surgery and post-surgical care. Pain management techniques are also a rising trend in outpatient surgery procedures.

Outpatient surgery centers have a strong appeal to physicians because of flexible operating schedules, shorter turnaround times of operating suites and flexibility to provide specialized equipment and personalized services for the physicians and the patients. According to SMG Marketing Group, independent surgery centers represented approximately 66% of all outpatient operating rooms in 1994.

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

The Company currently has a well established network of twenty home health care offices. AMEDISYS is distinguished by its specialty home care services and a staff dominated by RNs and professional therapists. In addition to these services, AMEDISYS has expanded its product line to include private duty, psychiatric home care and additional rehabilitation services. AMEDISYS received JCAHO accreditation with commendation in 1995 which assures MCOs, Medicare and Medicaid, as well as physicians and patients that the agency has met national quality standards and places the Company in a competitive position for state-wide and regional insurance, MCOs and governmental contracts.

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

AMEDISYS has diversified its services and client base to meet a changing health care delivery system. Ancillary personnel such as physical and occupational therapists are assigned to home care agencies and registered nurses are placed in subacute care units of long term care facilities. These units require a higher level of nursing skill than the facility typically must provide to meet government requirements.

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

The Company currently operates 12 offices which provide supplemental staffing. Many of these offices share resources and costs with home care services. The Company services 300 medical facilities in eight states with the largest concentration in Louisiana and Texas.

NEW DEVELOPMENT

The Company signed a non-binding Letter of Intent on August 26, 1996 to purchase the assets of Axar Fye Surgery Center, located in Lafayette, Louisiana, following completion of the due diligence process.

The Company signed a letter of intent on October 17, 1996 to merge with Complete Management, Inc. (CMI) following completion of the due diligence process and shareholder approval. If the merger is completed, AMEDISYS, INC. would become a wholly owned subsidiary of CMI.

CMI is a provider of physician practice management services in the State of New York. It is a public company (AMEX:CMI) with $96.4 million in assets and $10.2 million in net revenue and $2.4 million in earnings for the six months ended June 30, 1996.

RESULTS OF OPERATIONS

The Company experienced significant growth in revenues for the three and nine months ended September 30, 1996 compared to the same period last year.

The Company's revenue increased by 19.8% and 21.3% for the three and nine months ended September 30, 1996 compared to the same periods last year. The revenue growth is attributable to an increase in both the nursing services and outpatient surgery divisions. Gross margins increased 1.7% and 4.2% as a percentage of revenue and general and administrative expenses increased 2.9% and 4.9% as a percentage of revenue for the same period. Home health revenues are associated with higher general and administrative expenses proportional to revenue than the Company's other business segments because of the Medicare cost reimbursement payment system. General and administrative expenses also increased because of the addition of clinical personnel in the outpatient surgery centers and staff increases in physician services in corporate development and operations. The Company also added several positions to senior mangement including a Chief Operating Officer with fifteen years of health care management experience with public and private companies.

Operating income as a percentage of revenue decreased 1.2% for the three months ended September 30, 1996 and decreased .8% for the nine months ended September 30, 1996 as compared to the same periods ended September 30, 1995. The decrease was attributable to the nursing services and physician services divisions. Net income decreased as a percentage of revenue by 2.1% and 1.5% for the three and nine months ended September 30, 1996 as compared to the same periods in 1995. The decrease is due primarily to the write-off of approximately $450,000 in loans to the primary care subsidiaries which were determined to be uncollectible during the three months ended September 30, 1995, resulting in a tax benefit of $130,000, and losses in nursing services and physician services divisions in 1996.

Physician services' revenues increased 14.3% and 15.9% for the three and nine months ended September 30, 1996 compared to the same periods in 1995. Operating loss of physician services increased to $108,000 for the three months ended September 30, 1996 from a loss of $70,000 in 1995. The increase in revenue was due to a three year, $10 million contract signed with the state of Louisiana to provide physicians to a state run facility. The Company terminated several physician practice contracts in the third quarter of 1996 which resulted in losses. The Company intends to replace the previous physician practice contracts with management agreements with physician networks and FutureCare, Inc.

Outpatient surgery revenues increased 39.0% and 21.6% for the three and nine months ended September 30, 1996 as compared to the same periods in 1995. The increases are attributable to aggressive marketing efforts to increase physician participation and the volume of procedures being performed at the centers. The case load increased 48.7% and 29.9% for the same comparative periods. Gross margins, as a percentage of revenues, increased 10.8% and 9.0% in the three and nine months ended September 30, 1996, as compared to the same periods in 1995 due to the increased revenues. General and administrative expenses, as a percentage of revenues, increased 15.2% and 15.2% in the same periods due to a decision made by management to improve the quality of operations by increasing clinical personnel and upgrading equipment to attract more physicians to the facility as well as meet accreditation standards. Operating income, as a percentage of revenues, decreased 4.5% for the three months ended September 30, 1996 and decreased 6.1% for the nine months ended September 30, 1996 as compared to the same period in 1995 due to the previously discussed reasons.

Nursing services revenues increased 18.0% and 21.6% for the three and nine months ended September 30, 1996 compared to the three and nine months ended September 30, 1995. Increases in revenue are attributable to internal growth in home health care. Home health care visits increased by 31.2% and 44.7% during these periods. Despite the increased revenues, the nursing services segment experienced a decrease in operating income as a percentage of revenue of 2.4% and 1.9% for the three and nine months ended September 30, 1996 compared to the same periods in 1995. This decrease was due to the expiration of three hospital contracts in the Company supplemental staffing division. The Company also operated above its cost limits as presribed by Medicare in three regional locations.

                                      PHYSICIAN SERVICES
                                    (DOLLARS IN THOUSANDS)

                                 THREE MONTHS ENDED                               NINE MONTHS ENDED
                        ---------------------------------              -----------------------------------
                           SEPT. 96            SEPT. 95                  SEPT. 96               SEPT. 95
                       ---------------        ------------             -------------          ------------
REVENUE                   $720  100.0%        $630  100.0%             $2,080  100.0%         $1,795 100.0%
COST OF REVENUE            549    76.3%        369   58.6%              1,429   68.7%          1,182  65.8%
                          ----                 ---                     ------                  -----
   GROSS MARGIN            171    23.7%        261   41.4%                651   31.3%            613  34.2%
GEN. & ADMIN.              279    38.8%        331   52.5%                689   33.1%             38  52.3%
                          ----                 ---                     ------                  -----

   OPERATING  INCOME     $(108)  (15.0%)      $(70) (11.1%)            $  (38)   1.8%          $(325)(18.1%)
                         =====                ====                     ======                  =====

                                      OUTPATIENT SURGERY
                                    (DOLLARS IN THOUSANDS)
                                 THREE MONTHS ENDED                               NINE MONTHS ENDED
                        ---------------------------------              -----------------------------------
                           SEPT. 96            SEPT. 95                  SEPT. 96               SEPT. 95
                       ---------------        ------------             -------------          ------------
REVENUE                 $1,261  100.0%        $907  100.0%             $3,214  100.0%         $2,644   100.0%
COST OF REVENUE            361    28.6%        357   39.4%                896   27.9%            976    36.9%
                       -------                ----                    -------                -------
   GROSS MARGIN            900    71.4%        550   60.6%              2,318   72.1%          1,668    63.1%
GEN. & ADMIN.              555    44.0%        261   28.8%              1,377   42.8%            731    27.6%
                        ------                ----                      -----                -------

   OPERATING  INCOME   $   345    27.4%       $289   31.9%             $  941   29.3%         $  937    35.4%
                       =======                ====                     ======                 ======

                                       NURSING SERVICES
                                    (DOLLARS IN THOUSANDS)
                                 THREE MONTHS ENDED                               NINE MONTHS ENDED
                        ---------------------------------              -----------------------------------
                           SEPT. 96            SEPT. 95                  SEPT. 96               SEPT. 95
                       ---------------        ------------             -------------          ------------
REVENUE                 $9,781  100.0%      $8,286   100.0%        $28,353     100.0%        $23,310   100.0%
COST OF REVENUE          5,932   60.6%       5,162    62.3%         16,844      59.4%         14,815    63.6%
                        ------               -----                  ------                    ------
   GROSS MARGIN          3,849   39.4%       3,124    37.7%         11,509      40.6%          8,495    36.4%
GEN. & ADMIN.            4,008   41.0%       3,062    37.0%         11,625      41.0%          8,042    34.5%
                         -----               -----                  ------                    ------

   OPERATING  INCOME    $(159)   (1.6%)     $   62    0.8%         $ (116)       0.0%       $    453     1.9%
                        ======              ======                 =======                  ========

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had revolving bank lines of credit of $4,500,000 bearing interest at the banks' prime rate plus 1%. As of September 30, 1996, $550,000 was available under those lines of credit. The lines of credit are collateralized by 80% of eligible receivables from private payors and 75% from government entities. Eligible receivables are defined principally as trade accounts that are aged less than 90 days for private payors and 120 days for government entities. To date, the Company has no other source of external financing.

The Company's operating activities provided $679,192 during the first nine months of 1996, whereas such activities provided $2,219,126 in cash during the first nine months of 1995. This change is primarily attributable to increased home health care revenue and receivables. Net cash used in investing activities increased to $1,292,392 during the first nine months of 1996 from $251,361 in the nine months ended June 30, 1995. This increase is attributable to fixed asset acquisitions in the current period. These assets consist primarily of equipment purchased for the Company's ambulatory surgical center. Financing activities provided $2,126,649 during the first nine months of 1996, whereas these activities used $1,465,571in the nine months ended 1995. The change is primarily due to an increase in the Company's borrowings on its line of credit.

At September 30, 1996, the Company had working capital of $1,688,112 and stockholder's equity of $4,795,567. The Company's ratio of total liabilities to equity at September 30, 1996 was 2.31 to 1.0. The Company's sources of external and internal financing are limited. The Company may need to obtain additional financing, either through public or private securities offerings or borrowing, in order to meet future capital requirements.

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