Form 10-K
period 1996-12-31
AMEDISYS INC
filed 1997-04-14
CIK 896262

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Fiscal Year Ended:  December 31, 1996

Commission File Number:  0-24260

                                 AMEDISYS, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                                  11-3131700
   (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                            Identification No.)

                  3029 S. Sherwood Forest Boulevard, Suite 300
                          Baton Rouge, Louisiana 70816
          (Address of principal executive offices, including zip code)

                        (504) 292-2031 or (800) 467-2662
              (Registrant's telephone number, including area code)


    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                     Common Stock, par value $.001 per share

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulations S-K in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Issuer's revenues for the year ended December 31, 1996 were $46,060,226.

         The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the last sale price as quoted by the NASDAQ Small Cap Market on April 10,1997 was $11,122,899. As of April 10, 1997 registrant has 2,584,549 shares of Common Stock outstanding.

                                TABLE OF CONTENTS
                                                                        PAGE
PART I ...............................................................    3
   ITEM 1. BUSINESS ..................................................    3
   ITEM 2. PROPERTIES ................................................   15
   ITEM 3. LEGAL PROCEEDINGS .........................................   15
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......   15
PART II ..............................................................   15
   ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS .......................................   15
   ITEM 6. SELECTED FINANCIAL DATA ...................................   16
   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS .......................   17
   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA ................   21
   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE .......................   21
PART III .............................................................   21
   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .......   21
   ITEM 11. EXECUTIVE COMPENSATION ...................................   23
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT ...........................................   25
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...........   26
PART IV ..............................................................   27
   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K ......................................   27
SIGNATURES ...........................................................   28
FINANCIAL STATEMENTS .................................................   F-1

                                     PART I
ITEM 1.           BUSINESS

GENERAL

         On December 21, 1993, M & N Capital Corp. ("M & N"), a New York corporation, completed a reverse acquisition with Analytical Nursing Management Corporation ("ANMC" and/or "Company"), a Louisiana corporation which provides health care through alternative site and management services. M & N had no business operations. It was established as a "blind pool" of investors and registered as a public corporation with the Securities and Exchange Commission. Through the acquisition, ANMC became a wholly-owned subsidiary of M & N and received a capital injection of $1.265 million. In July 1994, M & N moved its state of incorporation from New York to Delaware and changed its name to Analytical Nursing Management Corporation. The Company's Common Stock began trading on the NASDAQ Small Cap Market on August 17, 1994. In August 1995, the Company changed its name to AMEDISYS, Inc., (hereinafter "AMEDISYS" or "the Company"). The Company subsequently changed the names of its subsidiaries to incorporate the new name of the parent company.

         AMEDISYS was initially incorporated in Louisiana in December 1982 and reorganized in Louisiana in December 1992. The Company consolidated the holdings of its subsidiaries through stock transfers pursuant to Section 351 of the Internal Revenue Code such that these subsidiaries are 100% owned by AMEDISYS.

         The Company provides services through a network of subsidiaries which include:

AMEDISYS STAFFING SERVICES, INC. ("ASS") supplies highly trained critical care registered nurses and licensed practical nurses to all types of health care facilities. Independent contract nurses are utilized to meet the staffing needs of client health care facilities.

AMEDISYS NURSING SERVICES, INC. ("ANS") is an employee-based staffing agency that provides a variety of relief personnel such as registered and licensed practical nurses, and certified nurses' aides for staff relief in all types of health care facilities.

AMERINURSE, INC. provides highly trained nurses who travel to client health care facilities and work on a contract basis. Effective January 1, 1996, Amerinurse, Inc. was merged into ANS.

AMEDISYS SPECIALIZED MEDICAL SERVICES, INC. ("ASM"), AMEDISYS HOME HEALTH, INC. and AMEDISYS HOME HEALTH, INC. OF TEXAS provide skilled nursing care, home health aid, physical therapy, occupational therapy, speech therapy and medical social workers to homebound patients.

AMEDISYS SURGERY CENTERS, L. C. ("ASC") operates two outpatient surgery centers in Houston, Texas, and one surgery center in Hammond, Louisiana, which commenced operation in November, 1996.

AMEDISYS PHYSICIAN SERVICES, INC. ("APS") provides management of physician practices and networks including Independent Practice Associations, as well as management of home health agencies. APS also operates a laboratory.

         The Rural Health Provider Network, Inc. ("network") was organized on March 1, 1994 as a corporation jointly owned by a group of physicians and AMEDISYS to manage an Internal Medicine Clinic, as well as Rural Health Clinics. The Network changed its name in October, 1995 to AMEDISYS Physician Services. The Company now focuses on management services to physician practices and networks through its Physician Services division. On May 1,1996, the Company signed an agreement with the Louisiana Health Care Authority, the Louisiana state agency which controls the public hospital system in Louisiana, to manage physician services at a state hospital in Lake Charles, Louisiana. Under the agreement the Company will integrate the services of the inpatient staff with community physicians working in outpatient clinics. The arrangement is a unique public-private partnership which opens access to a full range of medical services in the community.

         The Company acquired Surgical Care Centers of Texas, L.C. on June 30, 1995 in exchange for one million shares of AMEDISYS Common Stock. The acquired company changed its name in March 1996 to AMEDISYS Surgery Centers, L.C. This subsidiary operates two outpatient surgery centers in the greater Houston, Texas area and manages the surgery centers in which the Company has ownership. AMEDISYS Surgery Centers entered into a joint venture agreement with individual physicians in Hammond, Louisiana to develop St. Luke's SurgiCenter, an outpatient surgery center. The center opened in November, 1996.

         With the addition of outpatient surgery centers the Company began building a network of alternative site providers which will support networks of physicians organized in Independent Practice Associations. Affiliations of physicians and alternative providers, including home care networks and outpatient surgery centers offer comprehensive and cost effective services to Managed Care Organizations ("MCOs"). These networks can provide a panel of established physicians, alternative services to hospitalization, and an existing management system which is designed to function efficiently in a discounted fee arrangement or capitated ("pre-paid") arrangement with an MCO or government agency.

         In 1996, the Company was granted a license to start and operate a Health Maintenance Organization ("HMO") in the state of Louisiana by the Louisiana State Department of Insurance. The Company subsequently initiated on November 1,1996 a securities offering to residents of Louisiana to fund the new company ("FutureCare Health Plans of La., Inc.") which would start and develop the HMO, and a Company-sponsored Preferred Provider Organization ("PPO"), FutureCare, Inc. The new company would be majority owned by physician investors and AMEDISYS, Inc. would retain 30% ownership and would be the managing organization. FutureCare, Inc. would allow physicians in its network to accept multi-provider capitation arrangements with health plans operating in the state of Louisiana since only licensed HMOs can accept risk arrangements with commercial insurers. FutureCare, Inc. could qualify to operate as a health plan for Medicare and Medicaid covered individuals who want a managed care plan, especially in the small and/or rural markets, and to serve as a provider network for other HMOs. From a physician perspective, this arrangement allows physicians in small and rural communities to retain those patients who want the benefits of a managed care plan. The FutureCare, Inc. network linked with alternative site providers will comprise an integrated delivery system in markets where alternative site provider services are available.

HOME HEALTH CARE ACQUISITIONS

         On May 31, 1995, the Company acquired all of the outstanding stock of Home Care Plus, Inc. in exchange for 30,000 shares of its common stock valued at $274,000. The excess of the total acquisition cost over the fair value of the net assets acquired of $312,197 is being amortized over seven years using the straight-line method.

         On March 19, 1995, the Company acquired all of the outstanding stock of Health Care Services 24, Inc. in exchange for 7,143 shares of its common stock valued at $50,000 and notes payable in the amount of $50,000, payable in monthly installments through March, 1996. The Company acquired client lists (See Note 5 in the audited financial statements) and property and equipment with a fair value of $85,000 and $15,000, respectively.

         On April 28, 1994, the Company acquired all of the outstanding stock of Priority Home Care, Inc. in exchange for 15,800 shares of its common stock valued at $150,000. The excess of the total acquisition cost over the fair value of the net assets acquired of $144,348 is being amortized over seven years using the straight-line method.

         The acquisitions of Home Care Plus, Inc., Health Care Services 24, Inc. and Priority Home Care, Inc. were accounted for as purchases and as a result, operations of these entities subsequent to the date of acquisition have been included in the consolidated financial statements. Unaudited pro forma consolidated results of operations for the years ended December 31, 1995 and 1994 as though these companies had been acquired as of January 1, 1994 are as follows:

                                                     1995                1994
                                                 -----------         -----------
Net service revenues ...................         $38,108,293         $31,625,839
Net income .............................         $   850,874         $ 1,750,446
Earnings per common share ..............         $      0.33         $      0.68

The above amounts reflect adjustments for amortization of goodwill.

RECENT DEVELOPMENTS

         On October 24,1996, AMEDISYS, INC. signed a letter of intent to merge with Complete Management, Inc. ("CMI"), a public company listed on the American Stock Exchange (ASE:CMI). CMI is a physician practice management company offering a broad range of management and support services for medical practice groups and hospitals in the greater New York metropolitan area. Negotiations on the terms of the merger were terminated on March 17, 1997 because the companies could not reach an agreement.

NURSING SERVICES

HOME HEALTH CARE

         Home health care is one of the fastest growing segments of the Company's business mix. Home health care visits for the Company increased 40% from 1995 to 1996 compared to a 70% increase from 1994 to 1995. The home health care industry is continuing to grow. According to Hoechst Marion Roussel's 1996 MANAGED CARE DIGEST SERIES/INSTITUTIONAL DIGEST (HMR Digest), the home health care industry has increased nearly threefold since 1986, when 5,250 agencies were in operation. The number of U.S. home health care agencies rose to 15,037 in 1995, a 13.1% increase from 1994. Total patient revenues for the industry were estimated at $72.2 billion in 1995, up 23.6% from $58.4 billion in 1994.

         Home health care has growth potential as payors strive to reduce hospital stays. According to the SOCIAL SECURITY BULLETIN ANNUAL STATISTICAL SUPPLEMENT, an average day in a hospital costs $1,756 and an average skilled nursing visit in home health care is $83. Even with pharmacy and home medical equipment added to service charges, the savings potential is significant. With cost containment and reduction strategies at a premium in Medicare, Medicaid and private health plans, the Company expects home health care to be an attractive alternative to hospital care.

         Due to the pressure from MCOs to contract with a limited number of home health care agencies and to select agencies with geographic coverage, central intake systems of information, comprehensive services and moderate fees, consolidation and affiliation trends are emerging. These trends present acquisition and management opportunities for the Company. The Company is continuing to build a critical mass of home health care agencies through internal and external growth. The Company had two acquisitions of independent agencies in 1995. The Company's home health care growth in 1996 was internal from expanding market share in existing offices, opening branch offices and increasing the scope of services.

         According to HMR Digest, Medicare reimbursements accounted for 64.4% of a typical home health care agency's revenues in 1995, up from 59.7% and 60.9% in 1994 and 1993. Medicare remains a large payor of home care services. The federal government has proposed changes in Medicare reimbursement which would convert the system from cost reimbursement to prospective pay. The prospective pay system allows agencies who control costs to become profitable entities. Other changes such as allowing MCOs to enroll Medicare and Medicaid patients in their networks and capitate contracts with providers, including home health care agencies, will impact the business. In the latter case, revenues are determined by the number of patients in a network or contract rather than by services rendered.

         AMEDISYS has positioned itself to handle changes in the home health care business by establishing systems that are necessary to succeed in the new health care environment. The Company has a proprietary software system which features a single entry system, clinical outcome measures, and integration of payroll and general ledger requirements with accounting measures. The software package also has detailed multifaceted reporting systems which meet Medicare and private insurance guidelines. AMEDISYS currently leases its system to other agencies in a stand alone arrangement or as part of a management agreement.

         The Company currently has a well established network of eleven home health care offices in Louisiana, five offices in Texas, and one in North Carolina. The Louisiana and Texas offices are Medicare certified. The North Carolina payor mix is private pay and commercial insurance. AMEDISYS is distinguished by its specialty home health care services and a staff dominated by RNs and professional therapists. In addition to these services, AMEDISYS expanded its product line to include private duty, psychiatric home health care and additional rehabilitation services. AMEDISYS received accreditation with commendation in 1995 from the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") which assures MCOs, Medicare and Medicaid, as well as physicians and patients that the agency has met national quality standards and places the Company in a competitive position for state-wide and regional insurance, MCOs and governmental contracts.

         Revenues from the Company's home care operations for the years ended December 31, 1996, 1995 and 1994 were approximately $26,056,767 or 56% of total revenues, $19,009,943 or 51% of total revenues and $10,377,000 or 36% of total revenues, respectively.

 HOME HEALTH CARE MANAGEMENT SERVICES

         The Company offers management services to independent home health care agencies through its AMEDISYS Resource Management division. Management services include home health care licensing, regulatory compliance, administrative support services, clinical support services, billing and reimbursement systems and proposal and bid development. Services also include a complete program which enables a home health care agency to become accredited by the Joint Commission of Accreditation of Health Care and Hospital systems. AMEDISYS home health care software system provides the basis for its management systems. Agencies can contract with the Company for the software system and/or a more complete management package.

         The target market for the Company's services are independently owned home health care agencies that operate locally and want to become competitive for managed care business and/or desire to grow to a regional level or prepare for prospective pay. The Company's services have been developed and tested in the AMEDISYS home health care offices. The Company is concentrating its management services marketing efforts in Texas and Louisiana.

         Revenues from the Company's home health care management services for the years ended December 31, 1996 and 1995 were approximately $530,642 or 1.2% of total revenues and $260,503 or .7%, respectively. The division began operations in 1995.

  SUPPLEMENTAL STAFFING

         AMEDISYS has successfully provided supplemental staffing services for 13 years. The industry has undergone many changes and the Company has remained competitive by being reliable and responsive to the needs of clients. AMEDISYS distinguishes itself from its competitors in the following ways: (1) the ability to recruit and staff specialty nurses in all of its markets; (2) 24-hour access to staffing coordinators using computerized scheduling and information systems;
(3) rigorous orientation and screening procedures; and (4) a proprietary software scheduling program which generates a faster scheduling response time than traditional methods.

         AMEDISYS diversified its services and client base to meet a changing health care delivery system. Ancillary personnel such as physical and occupational therapists are staffed to other home health care agencies and registered nurses are placed in subacute care units of long term care facilities. These units require a higher level of nursing skill than the facility typically must provide to meet government requirements.

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

         A new development in the Company's temporary staffing business is the addition of office and clerical staffing. With minimal incremental costs, the Company added these services in three selected test market regions to determine the risk and benefits of offering these services in all staffing offices. The natural fit of the service with medical temporary staffing and the low start-up costs makes this strategy attractive for the Company.

         The Company currently operates twelve offices which provide supplemental staffing. Many of these offices share resources and costs with home health care services. The Company services 300 medical facilities in eight states with the largest segment in Louisiana and Texas.

         Revenues from the Company's supplemental staffing operations for the years ended December 31, 1996, 1995 and 1994 were approximately $12,538,216 or 27% of total revenues, $13,774,234 or 37% of total revenues and $13,104,000 or 45% of total revenues, respectively.

OUTPATIENT SURGERY

         Outpatient surgery is the newest element in the AMEDISYS business mix. AMEDISYS entered the outpatient surgery industry in June 1995 through the acquisition of Surgical Care Centers of Texas, L.C., renamed AMEDISYS Surgery Centers, L.C. This subsidiary operates two outpatient surgery centers in the Houston, Texas area and St. Luke's SurgiCenter in Hammond, Louisiana.

         The Company opened St. Luke's in November, 1996. It is a joint venture with area physicians. AMEDISYS plans to strategically buy or build surgery centers where they complement a network of physicians or other Company owned alternative services. The Company's model includes an equity position for participating physicians and an opportunity to add other services such as diagnostics and pain management if market conditions are favorable. The Company believes that this industry will grow due to advances in technology which allow more procedures to be performed in the outpatient setting. Specifically, endoscopic and laser technologies are reducing the invasive nature of certain procedures and lowering the amount of time required in surgery and post-surgical care. Increased usage of the YAG, argon and CO2 lasers in surgery has allowed many former inpatient procedures to be performed on an outpatient basis. For example, advances in uterine surgery to eliminate invasive hysterectomies to control dysfunctional bleeding could allow more than 200,000 inpatient surgical procedures to be performed on an outpatient basis each year.

         Medicare and commercial insurers are also recognizing outpatient surgery centers as a cost effective delivery system and the number of approved and reimbursed outpatient procedures have increased. According to SMG Healthcare's MARKET DATA REPORT, in January 1992, the federal Health and Human Services ("HHS") Department added an additional 900 surgical procedures to the previous list of about 1,500 procedures covered by Medicare when they are performed at an outpatient surgical center. As of May, 1994 there were 2,240 procedural codes that were covered by Medicare in an ambulatory surgery setting. During 1995, industry sources estimate that nearly four million procedures were performed in surgery centers nationwide. Third party payors are following the federal government's lead by requiring the use of outpatient surgery for more procedures. Many insurance plans are using financial pressure to encourage physicians to use outpatient procedures whenever possible. Managed care plans are also offering incentives to physicians and patients to choose outpatient centers for surgery. Over seventy-five percent of the nation's surgery centers have contracts with HMOs, PPOs or both, according to the SMG Healthcare Market Data Report.

         Extended stays are also allowed in outpatient centers which make them more competitive with inpatient surgery facilities. Surgery Recovery Centers which can be combined with outpatient surgery centers enable patients to stay up to 23 hours following surgery and six states allow for greater than 24 hour care in the surgery center setting. Some centers, such as those in Texas, possess licenses as "specialty surgical hospitals" and these licenses enable the center to function as a hospital and keep patients for indefinite periods of time.

         Outpatient surgery centers have a strong appeal to physicians because of flexible operating schedules, shorter turnaround times of operating suites and a willingness to provide specialized equipment and personalized services for the physicians and the patients. Physicians can also own surgery centers if they are a participating physician in the centers. According to SMG, independent outpatient surgery centers, have gained market share from hospital centers in that hospital centers were projected to perform only 67% of all outpatient surgery in 1995, compared with 89% in 1984--a loss of over 20% in eleven years.

         Outpatient surgery centers have a higher margin than nursing services and expansion into this business segment offers physicians participating in Company-affiliated Independent Practice Associations an opportunity to provide services within the AMEDISYS network and have an alternative to costly hospital services. This feature, the Company estimates, will have a high value to physicians who want to assume some risks with capitated fees, a developing national trend.

         Since AMEDISYS has owned and managed the Texas outpatient surgery centers, additional managed care agreements were negotiated and the Company has increased the number and variety of surgeons utilizing the centers. The Company has also purchased new equipment and expanded hours of operation. The Company has enforced high quality standards and recently the AMEDISYS Surgery Center of South Houston, LC was granted accreditation from the Accreditation Association for Ambulatory Health Care, Inc.

         Revenues from the Company's outpatient surgery operations for the years ended December 31, 1996, 1995 and 1994 were approximately $4,626,109 or 10% of total revenues, $3,600,677 or 9% of total revenues, and $4,420,000, or 15% of revenues, respectively.

PHYSICIAN SERVICES

         The Physician Services division consists of Physician Practice Management services and development of Independent Practice Associations. The Company believes that Physician Practice Management ("PPM") Companies are positioned to consolidate a huge untapped market. According to the Medical Group Management Association ("MGMA"), there are approximately 600,000 physicians in the U. S., and 16,500 medical groups to which 185,000 physicians belong. Less than 5% of all group practices have been acquired or are affiliated with investor owned PPM companies.

         In the AMEDISYS system, the physician can remain independent but have access to information and business systems which allow the practice to remain competitive. The physician can choose to use the Company's management services or to join an Independent Practice Association developed and/or managed by the Company. Leverage in negotiating contracts with managed care organizations is a key reason physicians belong to Independent Practice Associations. Negotiating strength is particularly attractive in capitated (prepaid) managed care contracts. According to MGMA, 55.1% of all group practices derived revenue from at risk HMO/PPO contracts in 1994 -- up from 53% in 1993. Group practices derived 15% of total medical revenue from at-risk managed care contracts in 1994, up slightly from 13.8% in 1993. AMEDISYS believes this trend will accelerate in the next three years.

         AMEDISYS' affiliated Independent Physician Associations (IPAs) have a higher percentage of primary care physicians than traditional IPAs. Primary care physicians are the first access point to the managed care system. Managed care emphasizes primary care, and efficiently delivered services at an affordable cost. Providers give MCOs discounted fees for a volume of patients. In capitated arrangements MCOs pre-pay physicians for their services with a negotiated flat fee per patient in the plan regardless of the services performed. Providers, including physicians and hospitals, form integrated networks to achieve a critical mass of patients which are attractive to large managed care groups. The Company is positioning itself for the continuing trend of integration and consolidation by developing Physician Practice Management and IPA network services. These services allow physicians to remain independent but aligned with a larger entity.

         Revenues for the Company's physician services division for the years ended December 31, 1996, 1995 and 1994 were approximately $2,840,026 or 6.2% of revenue, $2,322,433 or 6.2% of revenue and $1,001,012 or 3.5% of revenues, respectively.

VIRTUALLY INTEGRATED SYSTEM

         The differentiating feature of the AMEDISYS system is that the IPAs are linked with alternative site providers and outpatient surgery so that a strategic alliance of cost effective services can be "bundled" in the future to accept multi-provider capitation. Such a system could deliver quality health care at a significantly lower cost. Hospital services could be included or excluded from such an arrangement. If hospital services are included it would be on a "per diem" arrangement with a hospital. Bed days would be "rented" or "contracted" rather than "owned." Since the hospital is the most expensive provider in a health care delivery system, eliminating a portion of hospital overhead would reduce costs of the total system. Specialty home health care can deliver many services previously requiring hospitalization. Outpatient surgery has also expanded to provide laser and endoscopic procedures to achieve the same outcomes produced by more invasive, hospital based techniques.

         AMEDISYS believes that MCOs want to continue to reduce hospital costs. Average hospital days per 1,000 enrollees have continually declined over the past decade for commercial HMOs using member group practices of the Unified Medical Group Association (UMGA), dropping 44% to 151 days in 1994 from 269 days in 1984. This utilization measure fluctuated during the last 10 years for HMO plans covering seniors, though it fell 27% to 1,020 in 1994 from 1,405, in 1992, remaining at decade-low levels during 1993 and 1994.

                 [LINE GRAPH PLOTTED FROM DATA IN TABLE BELOW]

                                             1984   1985   1986   1987   1988   1989   1990   1991   1992   1993   1994
                                             ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----
AVERAGE HOSPITAL DAYS PER 1,000 MEMBERS ...   269    258    243    240    238    237    229    215    202    157    151

Source: UMGA, HMO Summary Utilization Data 1994

         By creating networks of alternate site providers and linking them with physician networks a "Virtually Integrated" health care delivery system is achieved. As the system grows and requires more technology in data collection, information systems and accounting and financial systems, these services can be developed and "owned" or "contracted" depending on cost analyses and quality control variables. A "Virtually Integrated System" can be therefore expanded with speed and less capital than those required by traditional hospital based systems. As networks are developed locally but concentrated in strategic regions, the possibility of linking a wider geographic area is created.

FUTURECARE

         In February, 1996 the Company formed FutureCare, Inc. ("FutureCare"). a Nevada corporation, to organize and operate a preferred provider network (PPO); provide health care services to independent health care providers, and to merge with and capitalize FutureCare Health Plans of Louisiana, Inc. (Health Plans) which is licensed as a health maintenance organization (HMO) in the state of Louisiana.

         The Company currently owns 51% of FutureCare. Upon completion of an offering to capitalize FutureCare it will merge with Health Plans and the Company's ownership will be reduced to 19% of Health Plans. The Company owns approximately 33% of Health Plans and has provided $1 million to Health Plans in order to enable it to meet the capital requirements for licensing as a HMO in the state of Louisiana. The Company also loaned Health Plans approximately $400,000 for development costs, which are expected to be reimbursed upon completion of a securities offering of FutureCare stock.

         FutureCare and Health Plans plan to enter into a management agreement with the Company whereby the Company will become the exclusive manager and administrator of non-medical services relating to the operation of the PPO and HMO network. Pursuant to the management agreement, the Company will manage and administer FutureCare's day-to-day business functions, which include, but are not limited to, assuming the responsibility for the administrative, accounting, payroll and personnel functions relating to the provision of health services by its participants on behalf of the network. Under the management agreement, the Company will also bill and collect the fees for medical services provided by network participants, maintain all files and records, negotiate and administer all contracts, and provide consulting services to network participants in connection with the procurement and administration of professional liability insurance and the employment of personnel. The Company will also assist in the implementation of appropriate marketing programs on behalf of the network.

         FutureCare intends to develop an integrated network comprised of health care service providers such as IPAs, physicians, home health care companies, ambulatory medical centers, durable medical equipment companies and other health services organizations. The network will coordinate the delivery of health care services by such providers to employees and other persons eligible to receive covered services under the health care plans of certain employers, unions, governmental agencies, associations, and other entities in consideration of the payment of a service fee. The network will, where appropriate, also enter into agreements with certain self-insured groups and various health maintenance organizations, preferred provider organizations, insurance companies and other third parties to provide a full range of health services through the network PPO and network HMO. Once the network is developed, participants will be integrated into the HMO for purposes of providing multi-provider capitation to IPAs and managed care organizations and, where appropriate, prepaid health services to various purchasers of health care services.

HEALTH CARE REFORM

         The federal government's previous initiatives to reform the American health care delivery system have not succeeded. However, the need to reduce the escalation of costs of the Medicare and Medicaid programs still exists. The outlook is uncertain about the method that will evolve to meet the need. Some states have established waiver programs which allow innovations in the administration of Medicaid programs. These programs such as TenCare in the state of Tennessee are using managed care approaches to reduce costs. Private insurance programs have also attracted Medicare enrollees in customized managed care programs. The Company anticipates that these trends will continue.

           The escalating cost of home health care has attracted national attention. Legislation changing the cost reimbursement system of Medicare payments to home health care agencies to a prospective pay system will be introduced in the upcoming Congressional session. Prospective pay legislation has not been adopted in the past but a change to this type of system would allow agencies who reduce and manage their costs to be profitable. This change would have a significant impact on the industry. The increasing trend of Medicare enrollees utilizing managed care plans will also encourage a reduction in home health care costs through a reduction in per visit fees. Case management systems may also limit the number of visits approved for a particular diagnosis.

BILLING AND REIMBURSEMENT

         Revenues generated from the Company's home health care services are paid by private insurance carriers, HMOs, PPOs, individuals, Medicare, Medicaid and other local health insurance programs. Medicare is a federally funded program available to persons with certain disabilities and persons aged 65 or older. Medicaid, a program jointly funded by federal and state governments, and other local governmental health care programs, is designed to pay for certain health care and medical services provided to low income individuals without regard to age. Home health care management services are paid through a contractual agreement between the Company and the client home health care agency. The Company has several statewide contracts for negotiated fees with insurers and managed care organizations.

         The Company has seventeen offices which are licensed to provide home health care services and sixteen offices accept Medicare payments. Medicare reimburses the Company for covered items and services at the lower of the Company's costs, as determined by Medicare regulations, and cost limits established by the Health Care Financing Administration. The Company submits all Medicare claims to a single insurance company acting as a fiscal intermediary for the federal government. The Medicaid system in Texas follows similar reimbursement guidelines. The state of Louisiana adopted a fee-for-service payment method in 1995. Supplemental staffing services are billed directly to health care facilities. Physician management fees are collected directly from managed practices and networks. Outpatient surgery fees are collected from commercial insurance systems, HMOs, PPOs, Medicare and Medicaid programs and individuals.

DATA PROCESSING

         The Company maintains central computerized management information systems including payroll, billing and other administrative functions at its corporate headquarters. The information systems department has devised programs for computerized scheduling, as well as a personnel system which monitors personnel recruitment, evaluations and benefits. The information system also monitors client utilization data.

         The Company has a proprietary home health care software program which features a single entry system that allows data to flow through accounting, general ledger, payroll and billing and meet the extensive cost reporting requirements for Medicare reimbursement of home health care services. It also provides clinical documentation for prospective pay and tracking of clinical outcome results.

         Each regional office site is linked electronically to the corporate accounting and information systems. This feature allows management to monitor daily business activities and produce management reports. The system promotes accuracy in payroll and business systems and controls the daily pay system for field nurses in staffing.

QUALITY CONTROL AND IMPROVEMENT

         As a medical service business, the quality and reputation of the Company's personnel and operations are critical to the Company's success. The Company has implemented quality assurance programs and policies and procedures in its subsidiaries at the corporate and regional levels. The Company strives to meet guidelines set forth by the Joint Commission on Accreditation of Health Care Organizations on an ongoing basis as well as state and federal guidelines for Medicare and Medicaid licensure. AMEDISYS Surgery Center of South Houston, L.C. was recently granted accreditation from the Accreditation Association for Ambulatory Healthcare, Inc. and the other centers are in the accreditation process.

         The Company maintains an active quality assurance staff who make periodic on-site inspections of regional offices to review systems and operations. An education division is also part of quality assurance operations and conducts educational and training sessions at regional sites, as well as disseminating continuing education materials to regional offices.

RECRUITING AND TRAINING

         The Company's human resources department works with corporate and regional personnel to maintain active recruiting efforts for all levels of personnel. AMEDISYS recruits health care personnel by offering competitive compensation, variety and stability in work settings and a close communication network which includes frequent contacts by staffing personnel, administrators and directors. The Company offers daily pay to nurses who provide staffing services. The daily pay system allows immediate payment for services performed on a particular day or any day in the payment period. This system is a competitive recruiting and retention feature. The Company is available to nurses and ancillary personnel through a 24 hour direct communication system encompassing regional staffers and central call personnel. Most nurses are recruited by referral from active nurses within the network. The Company also places advertisements in local newspapers and in direct mail solicitations. Each office has registered nurses who act as clinical directors and many of these nurses are active in professional associations. Administrators are also active in professional and business associations.

         The Company has uniform procedures for screening, testing and verifying references on field personnel, as well as utilizing criminal checks where appropriate. All nurses must have one year of experience and active RN or LPN licenses from their respective state boards of nursing. Therapists are licensed through the appropriate authorities. Unlicensed health care personnel must present documentation of certification through a state approved program or, if acceptable to health care authorities, have evidence of prior experience in patient care in hospitals, nursing homes or home health care agencies. Medical field personnel are assigned to patient care after credentials and references are verified. Employees are oriented to the Company's policies and procedures.

         AMEDISYS has an in-service training program for home health aides which the Company believes is in compliance with government regulations.

         Managers and support personnel are recruited through newspaper advertising, association networking and referral. The Company offers upward mobility, good benefits including a health coverage program, 401k plan, a cafeteria plan and the challenge of working in a growth oriented company. The Company also offers a stock option plan which is administered by the Compensation Committee of the AMEDISYS Board of Directors.

         Education and training programs are offered through the Company's education department. Educational meetings are held for specific groups within the Company at which various trends and operational procedures are discussed.

GOVERNMENT REGULATION

         AMEDISYS' home health care business is highly regulated by federal, state and local authorities. Regulations and policies frequently change and the Company monitors changes through trade and governmental publications and associations. Managers participate on various licensing and association boards. The Company's home health care subsidiaries are certified by the Health Care Financing Administration ("HCFA") and are therefore eligible to receive reimbursement for services through the Medicare system.

         Home health care offices have licenses granted by the health authorities of respective states. Texas and Louisiana do not currently require a Certificate of Need which some states require to establish a home health care agency. Texas requires licensure and currently new licenses are being issued. In both states, each location must be licensed and service areas are determined by the state legislatures. Currently JCAHO accreditation of home health care agencies is voluntary. However, MCOs use JCAHO accreditation as a minimum standard for regional and state contracts.

         The Company's regional offices work with client hospitals to follow their protocol for supplemental staffing to meet the standards for JCAHO, which includes verification of licensure and/or certification.

         Outpatient Surgery centers require a Certificate of Need in some states and are regulated by state and federal guidelines, as well as Medicare standards.

         The Company strives to comply with all federal, state and local regulations and has satisfactorily passed all federal and state inspections and surveys.

COMPETITION

         The competition for the Company's nursing services consists of national and local providers. According to Hoechst Marion Roussel 1996 Institutional Digest, the number of home health care agencies in the U.S. rose 13% in 1995 to 15,037 agencies from 13,296 agencies in 1994. Home health care agency chains accounted for 30.5% of all home health care agencies in 1995, compared with 31.6% in 1994. The Company believes it can compete and increase market share by establishing strong statewide networks of offices, aligning with other independent home health care agencies in networks to increase service areas, offering comprehensive services with central intake features and continuing to meet quality standards defined by JCAHO. Another key component in attracting market share is loyalty in referring physicians. The Company currently has 1,500 physicians in its referral base. AMEDISYS has also invested in software development which can produce utilization and data reports desired by government and commercial insurance companies. These steps will put the Company in a position to secure primary or preferred provider contracts with statewide MCOs and maintain a strong Medicare patient population.

         The Company's market niche of providing the latest technology and pharmacology at home attracts a large referral network of primary care and specialist physicians. Patients are referred by physicians and/or insurers. The Company provides skilled nursing care that includes antibiotic therapy through intravenous infusion, administration of oncology medication, care of children with congenital anomalies and care of HIV and AIDS patients. Physicians recognize that the skill of the Company's nurses and technology allow the Company to provide alternative services to hospital care. These services are reimbursed at a higher rate by payor sources than general home health care of a maintenance or custodial nature.

         The Company has been in the supplemental staffing market for thirteen years and established a reputation for quality of personnel, reliability and responsiveness. Attention to reducing and monitoring costs of operations while maintaining competitive pay for nurses, therapists and other field staff personnel have enabled the Company to maintain and/or grow market share. A profit based incentive system for regional administrators and managers also spurs growth in revenue and encourages personnel to closely monitor costs.

         The staffing regional offices compete with local and regional firms, as well as hospital internal staffing pools. However, moderate pricing, a reputation for quality, 24 hour access and strong recruiting efforts make the Company's services competitive.

         The outpatient surgery segment of the Company's business competes with hospital facilities in its geographical areas. The Company believes its centers have well established physician referral sources and operating physicians. The centers offer flexibility in scheduling, good turnaround times in surgical suites, personalized service and access to technology. The Company has been aggressive in seeking contracts with managed care organizations. Since MCOs can replace traditional referral patterns with their own provider networks, the Company's outpatient surgery centers can protect and build market share by being a provider in the MCO networks The centers have also recruited a wider variety of specialists to perform procedures to increase surgery cases to compensate for some reductions in per case reimbursements by MCOs.

         In the Physician Practice Management and IPA industry, AMEDISYS competes with regional and national companies. The industry is new and growing rapidly as physicians position their practices for the changes in health care. The Company believes that it can effectively develop market share because it is building its networks on alternative site provider services and networks. The system is "physician friendly" and keeps the physician in control of their practice while offering a network of services which are alternatives to hospital procedures. The physician also gains negotiating leverage and is relieved of some of the cumbersome business operations required in the current medical business environment.

BUSINESS DEVELOPMENT

         The Company is committed to growth in each of its service segments. AMEDISYS has a development team which seeks acquisitions and start-up opportunities in home health care, staffing, physician management, network services, and outpatient surgery. Members of the team consist of product line presidents, a director of community relations and consultants.

         The business development department has driven internal growth by developing a comprehensive program to support business development of ongoing business operations. A consistent corporate identity is maintained and has been facilitated by the Company adopting the AMEDISYS name in the parent company and its subsidiaries. All sales and educational materials are created in the home office. Business development personnel assist regional personnel in developing marketing plans which are linked with company and region specific budget targets. Professionals in the corporate office provide advertising and educational campaigns. Business development tools are utilized, including specialized marketing materials and customer service programs. Client satisfaction surveys are also developed in the home office to provide monitoring of patient satisfaction and quality issues.

         The results of development efforts are monitored on a daily and weekly basis with a computerized information system and the information is accessible to regional and corporate managers.

         Identifying new market niches by working with corporate and regional operational managers is an ongoing process. Regional efforts of administrators and managers are supported by community relations' directors and client service coordinators as well as staffing coordinators.

EMPLOYEES

         As of December 31, 1996, the Company had 456 full time employees, excluding part time field nurses and other professionals in the field. Full time employees include 9 in administration, 63 with operational responsibilities including regional administrators and directors, 198 full time clinical field staff ( including clinical coordinators, RNs, LPNs/LVNs, home health aides and other allied health professions), 29 staffing coordinators, 13 MIS and business development personnel and 144 clerical support staff.

         Administrators and corporate managers are salaried. Regional administrators and managers receive a salary and are entitled to an incentive program based on budgeted revenue and earnings of the region. Staffing coordinators and clerical staff are paid hourly wages. Employees are paid semi-monthly. The Company contributes to a group health insurance program for each eligible employee and offers a 401K plan as well as a Cafeteria 125 plan. The Company has a stock option plan in place and stock options are granted by the Compensation committee of the Board of Directors.

         Supplemental staffing nurses are paid on a contractual shift basis. Home health care employees who are field staff may be paid on an hourly or per-visit basis.

            The Company believes that its employee relations are good. It successfully recruits employees and many employees are shareholders.

INSURANCE

         The Company maintains casualty coverages on its corporate and regional operations, including general and professional liability and automobile insurance. Management believes that the limits of coverages carried by the Company are adequate for its operations. The Company maintains a self funded workers' compensation fund in Louisiana. In all other states where it conducts business, the Company maintains workers' compensation coverage with "A" rated insurers. All of the Company's employees are bonded.

            The Company is operating a self-insured health insurance program in 1997 for its employees who qualify for insurance benefits.

ITEM 2.           PROPERTIES

         The Company presently leases approximately 23,850 square feet for its corporate office located at 3029 South Sherwood Forest Boulevard, Baton Rouge, Louisiana. The lease provides for a basic monthly rental rate of approximately $10 per square foot through 1997 and increases to $11 through the expiration date on September 30, 2002. The Company has an aggregate of 51,638 square feet of leased space for regional offices pursuant to leases which expire between March, 1996 and September, 2006. Rental rates for these regional offices range from $9 per square foot to $22 per square foot with an average of $13 per square foot, which terms and rates the Company believes to reflect market values. Some lease rates include utilities. The Company believes its facilities to be adequate for its current needs.

         The Company acquired two outpatient surgery centers in the Houston, Texas area in connection with the acquisition of Surgical Care Centers of Texas, L.C. on June 30,1995 and the Company is operating St. Luke's SurgiCenter in Hammond, Louisiana These centers have an aggregate of 33,504 square feet. Of the total square footage, 21,504 square feet are leased and the rest is owned. The terms and lease rates the Company believes to reflect current market values. Space in the surgery centers encompasses eleven surgery suites, pre-op and post-op areas, business offices and consultation and waiting areas. The outpatient surgery centers are equipped with modern technology and equipment for surgery, lab and limited diagnostic testing equipment.

ITEM 3.           LEGAL PROCEEDINGS

         From time to time, the Company and its subsidiaries are defendants to lawsuits arising in the ordinary course of the Company's business. While the outcome of these lawsuits cannot be predicted with certainty, management believes that the resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1996.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                  MATTERS

         The Company's stock initially traded on the OTC Electronic Bulletin Board in January 1994 and in August, 1994, the Company began trading its Common Stock on the NASDAQ Small Cap Market. As of March 11, 1997, there were approximately 173 holders of record of the Company's Common Stock and the Company believes there are approximately 623 beneficial holders. The Company has not paid any dividends on its Common Stock and expects to retain any future earnings for use in its business development. The following table provides the high and low prices of the Company's Common Stock during 1995 and 1996 as quoted by NASDAQ. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


                                HIGH             LOW
1st Quarter 1995               $ 7 1/2         $ 6 3/4
2nd Quarter 1995                11 1/4           6 3/4
3rd Quarter 1995                12               9
4th Quarter 1995                10               7 1/2

1st Quarter 1996               $ 9 5/8         $ 7 1/2
2nd Quarter 1996                 9 1/4           6 3/4
3rd Quarter 1996                 8               5 3/4
4th Quarter 1996                 8 1/2           4 1/2

ITEM 6.           SELECTED FINANCIAL DATA

         The following table sets forth certain historical data relating to the Company. For the years of 1994, 1995 and 1996, the data was derived from audited consolidated financial statements. Data for the years 1992 and 1993 are unaudited, but in the opinion of management, present fairly the financial conditions and results of operations for these periods.

            SELECTED HISTORICAL STATEMENT OF INCOME DATA (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         1996            1995(1)            1994(1)           1993(1)        1992(1)
                                                     -----------       -----------       -----------       -----------       -------
   Net Service Revenue ........................      $    46,060       $    37,589       $    28,902       $    22,445       $18,132
   Cost of Service Revenue ....................           26,405            22,424            16,966            14,674        11,503
                                                     -----------       -----------       -----------       -----------       -------
        Gross Margin ..........................           19,655            15,165            11,906             7,771         6,629
   General/Administrative Expenses ............           18,512            13,785             9,740             7,204         6,323
                                                     -----------       -----------       -----------       -----------       -------
         Operating Income .....................            1,144             1,380             2,166               567           306
   Other Income and Expense ...................           (1,124)             (238)             (248)              (33)          112
                                                     -----------       -----------       -----------       -----------       -------
         Taxes ................................                2               200                13                39            29
                                                     -----------       -----------       -----------       -----------       -------
   Net Income .................................      $        18       $       942       $     1,905       $       495       $   389
                                                     ===========       ===========       ===========       ===========       =======
EARNINGS PER COMMON SHARE .....................      $      0.01       $      0.37       $      0.75       $      0.22       $  --
                                                     -----------       -----------       -----------       -----------       -------
WEIGHTED AVERAGE SHARES OUTSTANDING ...........        2,575,000         2,570,000         2,525,000         2,285,000        N/A(2)
PROFORMA INFORMATION (UNAUDITED)(1)
   Net Income (Historical) ....................      $        18       $       942       $     1,905       $       495       $   389
   Proforma adjustments:
      Income Taxes on SCC Results .............             --                 191               646               155           103
                                                     -----------       -----------       -----------       -----------       -------
   Proforma Net Income ........................      $        18       $       751       $     1,259       $       340       $   286
                                                     ===========       ===========       ===========       ===========       =======
   Proforma Earnings Per Common Share .........      $      0.01       $      0.29       $      0.50       $      0.15       $  0.13
                                                     ===========       ===========       ===========       ===========       =======
BALANCE SHEET DATA
Total Assets ..................................      $    16,859       $    11,537       $     9,160       $     7,190       $ 5,253
Total Long-term Obligations ...................      $     3,223       $     1,490       $     1,537       $        64       $   403

--------------
(1) Surgical Care Centers of Texas, LC ("SCC") is a limited liability company which was acquired on June 30, 1995. Prior to the transaction with AMEDISYS, the individual owners were responsible for all income taxes and no income tax expense was recorded on SCC through June, 30, 1995.

(2) AMEDISYS, INC. became a public company on December 21, 1993. Therefore, no earnings per share outstanding or weighted average shares outstanding information is available for years ending prior to 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

GENERAL

         M&N was formed in October 1992 as a New York corporation as a vehicle to effect a business combination with an operating business. In December 1993, the Company acquired all of the issued and outstanding shares of Common Stock of Analytical Nursing Management Corporation, a Louisiana corporation ("ANMC"). In 1994, the Company reincorporated in the state of Delaware and in 1995, the Company changed its name to AMEDISYS, INC. AMEDISYS, INC. is a provider of alternative site services as well as a management services organization. The Company offers a variety of nursing services including home health care and supplemental staffing. In the alternative delivery sector, the Company also operates outpatient surgery centers. AMEDISYS also manages physician practices and Independent Practice Associations as well as home health agencies. The Company offers these services through its wholly owned subsidiaries. These subsidiaries include: (i) AMEDISYS Staffing Services, Inc.; (ii) AMEDISYS Nursing Services, Inc.; (iii) AMEDISYS Specialized Medical Services, Inc.; (iv) AMEDISYS Home Health, Inc.; (v) AMEDISYS Home Health Inc. of Texas; and (vi) AMEDISYS Surgery Centers, L.C. The financial statements included herein are for the years ended December 31, 1994, December 31, 1995, and December 31, 1996.

         The acquisition of Surgical Care Centers of Texas, L. C. ("SCC") in June 1995 was recorded as a pooling of interest and accordingly, the Company's financial statements have been restated to include the results of SCC for all periods presented. SCC is a limited liability company and through June 30, 1995, the individual owners were responsible for all income taxes and no expense was recorded on the financial statements in that period. If income taxes were recorded, the 1995 and the 1994 SCC net income would have been reduced by approximately $191,000 and $646,000 respectively.

         Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the Company's established rates or estimated cost reimbursement rates, as applicable. Allowances and contractual adjustments representing the difference between the established rates and the amounts estimated to be payable by third parties are also recorded on an accrual basis and deducted from gross revenue to determine net service revenues.

         Reimbursement for home health care services to patients covered by the Medicare program is based on cost reimbursement rates. Final reimbursement is determined after submission of annual cost reports and audits thereof by the fiscal intermediaries. Proposed legislation by the U. S. Congress may change the payment methodology for home health care services to Medicare patients from a cost based reimbursement system to a prospective payment system.

RESULTS OF OPERATIONS

RESULTS FOR THE FISCAL YEARS ENDED DECEMBER 31, 1996 AND 1995

         For the year ended December 31,1996 and the year ended December 31,1995, the Company's revenues increased to $46,060,226 from $37,589,088, a 23% increase. The change is primarily attributable to an increase in revenues generated by the Company's nursing services and outpatient surgery divisions.

         Nursing services increased to $38,595,983 in 1996 from $31,666,000 in 1995, an increase of 22%. Nursing services revenues are comprised of supplemental staffing and home health care business segments. Supplemental staffing revenues were $12,538,216 in 1996 compared to $13,774,234 in 1995, a 9% decrease. The decrease is attributable to hospital consolidations in some markets in which nursing staffs were combined and hospital internal staffing pools were utilized. Some markets such as Houston and Dallas had an increased demand for staffing services after hospital consolidations and subsequent restructuring was stabilized.

         Home health care grew to $26,056,767 in 1996 from $19,009,943 in 1995, or 37%. Home health care revenue growth in 1996 was internal and resulted from expanding market share in existing offices, opening branch offices and increasing the scope of services and the physician referral base. Improvements in internal monitoring and tracking systems also reinforced expansion efforts.

         Outpatient surgery revenues increased by 28% to $4,626,109 from $3,600,677 in 1996 and 1995, respectively. The increase resulted from a total restructuring program that the Company initiated after it acquired the Centers in 1995. State of the art clinical technology and equipment were added as well as upgraded information systems. Business operations were streamlined and centralized and a market analysis formed the basis of a new business development program. The Centers were renamed AMEDISYS Surgery Centers to reflect new ownership and the interior decor was brought to contemporary standards. Management and staff were added and responsibilities were changed to meet new operational guidelines. As a result of business development activities and internal improvements, the Centers' participating physicians increased and subsequently the center's procedures and revenues also increased. The Company implemented the new business plan upon the completion of the acquisition in 1995 and expenses increased without additional revenue in the first year, however, revenue exceeded the budget for 1996. The Company also gained a model which was replicable in the recently completed St. Luke's SurgiCenter in Louisiana.

         Physician services revenues increased to $2,840,026 from 2,322,433 in 1996 and 1995, respectively. The Company's home health care management services' revenues increased to $530,642 in 1996 from $260,503 in 1995.
These business segments are both in early phases of development.

         Gross margin as a percentage of revenue increased to $19,655,440 or 43% in 1996 from $15,164,896, or 40% of revenues in 1995. The improvement was primarily due to changes in the nursing services division. Pay for home health care field nurses was restructured and flat fees replaced mileage reimbursements for travel for home health care visits. A standardized operations model for home health care offices was instituted with staffing guidelines based on business volume. Gross margins were also positively affected by increased billing rates in the staffing business. Rates were increased according to market conditions which included the supply and demand ratios of nursing personnel and the intensity of competition. The Company also instituted a self-insured workers compensation fund which reduced costs.

         The Company's physician services division also increased its gross margin by converting ownership arrangements in physician practices to MSO agreements. The Company divested itself of ownership agreements beginning in 1995 and completing the process in 1996.

         General and administrative expenses increased to $18,511,698 or 40% of revenue in 1996 compared to $13,784,966 or 37% of revenue in 1995. The increase was attributable to the expansion in the outpatient surgery division and increased revenues in home health care. As revenues increased in home health care, expenses also increased due to the cost reimbursement method of home health care payments from the Medicare system. General and administrative expenses also increased due to the addition of three senior managers and additional personnel in the MIS department.

         Operating income declined to $1,143,742 or 2% of revenue for 1996 compared to $13,379,930 or 4% of revenue for 1995. The decrease in operating income resulted from the increase in general and administrative expenses in the outpatient surgery and physician practice management divisions. The Company has implemented its new budgeting system in all of its business units and this system will closely monitor costs and assist managers to make cost adjustments on an ongoing basis.

         The Company's decrease in net income to $18,321 or $.01 per share for 1996 from $941,783 or $.37 per share in 1995 is mainly attributable to a one-time charge to earnings of $622,809. The charge was taken as a result of merger discussions with Complete Management, Inc. ("CMI"), a New York based provider of physician practice management services. The discussions began with a signed letter of intent on October 17, 1996 and were terminated on March 17, 1997 because the companies could not mutually agree on terms. If the merger had been completed, AMEDISYS would have become a wholly-owned subsidiary of Complete Management, Inc.

         In connection with discussions with the management of CMI regarding the proposed future strategic direction of the Company, AMEDISYS' management concluded in December, 1996 that the realization of certain previously recorded assets might not be assured. AMEDISYS' management accordingly decided to write off a portion of these investments which were primarily comprised of advances made to develop a proposed managed care organization and certain non-operating equipment believed to be unrealizable through future operations.

RESULTS FOR THE FISCAL YEARS ENDED DECEMBER 31, 1995 AND 1994

         For the year ended December 31, 1995 and the year ended December 31, 1994, the Company's revenues increased to $37,589,088 from $28,902,219, a 30% increase. The change is primarily attributable to an increase in revenues generated by the Company's nursing services division. Increased nursing revenues were a result of expansion of home health care locations, acquisitions and internal growth in existing operations. The Company acquired two independent home health care agencies in 1995. Home health care visits increased 70% from 1994 to 1995.

         The gross margin of $15,164,896 as a percentage of revenue decreased slightly to 40% for the year ended December 31, 1995, from $11,906,208, or 41% for the year ended December 31, 1994. General and administrative expenses as a percentage of revenue increased to $18,511,698 from $13,784,966, an increase of 3% of revenue for the year ended December 31, 1995 compared to the year ended December 31, 1994. The reasons for these changes in gross margin and general and administrative expense are the following: (1) an increase in home health visits by the nature of the cost reimbursement system of Medicare is accompanied by an increase in the cost of revenue, (2) decline in the outpatient surgery revenue because of changes in the payor mix which reduced revenues for individual cases, and (3) the expansion in physician services which required some start-up expenses before revenues were generated.

         Operating income decreased by $786,523 or 36% for the year ended December 31, 1995 compared to the year ended in December 1994. Operating income was affected by an operating loss in two physician clinics of $260,000, reduced margins in outpatient surgery, and increased expenses in outpatient surgery to improve the quality of care.

         The Company's net income of $941,783 in 1995 represented a decrease of $963,252, compared to net income in the year ended December 31, 1994. The losses were due partially to a loss of $349,000 in three of the Company's physician practices in which the Company maintained an ownership interest. Most ownership interests were divested in the fourth quarter of 1995 and were replaced with management arrangements. The Company's net income was also affected by lower net revenues in the outpatient surgery segment of the business in 1995 compared to 1994. The decrease was due to changes in the payor mix with a larger percentage of fees from Medicare, Medicaid, and managed care organizations.

         Through the acquisition of SCC, the Company gained an entry into the outpatient surgery market which expanded the Company's service delivery network. In addition, outpatient surgery centers have a higher earning potential than nursing services. The expansion also provided physicians participating in Company affiliated Independent Practice Associations an opportunity to provide services within the AMEDISYS network and have an alternative to costly hospital services. This feature, the Company estimates, will have a high value to physicians who want to assume some risks with capitated fees, a developing national trend.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31,1996, the Company had a revolving bank line of credit of $4,500,000 bearing interest at the lender's prime rate. As of December 31, 1995 $121,312 was available under the line of credit. The line of credit is collateralized by 80% of eligible receivables in staffing and outpatient surgery and 75% in home health care. Eligible receivables are defined principally as trade accounts that are aged less than 90 days for staffing and outpatient surgery and 120 days for home health care. To date, the Company has no other source of external financing.

         Net cash used by operating activities decreased from $1,552,186 in the year ended December 31,1995 to $(934,841) in the year ended December 31, 1996. Net cash used in investing activities increased from $(393,326) in the year ended December 31,1995 to $(2,712,961) in the year ended December 31, 1996. This increase is attributable to an increase in the fixed asset acquisitions in the current period.

         Net cash provided by in financing activities increased from $(429,660) for 1995 to $3,881,963 for the year ended December 31, 1996. This change is primarily due to the debt financing provided by Merrill Lynch for the purchase of equipment for St. Luke's SurgiCenter which began operations in November, 1996.

         At December 31, 1996, the Company had working capital of $1,022,568 and stockholders equity of $4,314,781. The company's ratio of total liabilities to equity at December 31, 1996 was 2.86 to 1.0. The Company expects to have sufficient resources from its current financing structure and sources of additional financing to achieve its goals for 1997. However, the Company's sources of external and internal financing are limited. Therefore, the Company may need to obtain additional financing, either through public or private securities offerings or borrowing, in order to meet future capital requirements.

INFLATION

         The Company does not believe that inflation has had a material effect on its results of operations for the twelve months ended December 31, 1996. The Company expects that any increase in costs attributable to inflation in the future would be offset by an increase in fees charged for services.

SEASONALITY

         The demand for the Company's home health, physician management services and outpatient surgery are not typically influenced by seasonal factors. However, the demand for supplemental staffing services typically decreases in the last quarter of the fiscal year due to the year-end cost reduction strategies utilized by many hospitals and a decreased patient census. The demand for supplemental staffing services typically increases during the first and second quarter of the year.

NEW DEVELOPMENTS

         During 1995 and 1996 the Company began a process to develop a Health Maintenance Organization (HMO) in the state of Louisiana. The HMO, to be called FutureCare Health Plans of LA, may be operated by the Company at some future date, but will be majority owned by a group of investors. The Company does not expect any significant impact to its liquidity or financial obligations from this new development. The shareholders of FutureCare Health Plans of LA., Inc. have agreed that if FutureCare ceases operations for any reason or is liquidated or dissolved for any reason, that the capital and/or assets of FutureCare will be distributed to AMEDISYS first, up to its initial investment of $1,000,000.

         On October 24, 1996, AMEDISYS, INC. signed a letter of intent to merge with Complete Management, Inc. ("CMI"), a public company listed on the American Stock Exchange (ASE:CMI). CMI is a physician practice management company offering a broad range of management and support services for medical practice groups and hospitals in the greater New York metropolitan area. Negotiations on the terms of the merger were terminated om March 17, 1997 because the companies could not reach an agreement.

ITEM 8.           FINANCIAL STATEMENTS

         See Index to Financial Statements on Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


NAME                        AGE     POSITION
----------------            ---     -------------------------------------------
William F. Borne             39     Chief Executive Officer and Director
Mitchel G. Morel             36     Chief Financial Officer
Charles M. McCall            44     President, Nursing Services
Lynne S. Bernhard            40     President, AMEDISYS Resource
                                    Management
Irvin T. Gregory             59     President, Outpatient Surgery and Director
Barbara C. Carey             50     Vice President, Corporate
                                    Communications/Corporate Secretary
William M. Hession           45     Director
Dr. Karl A. LeBlanc          43     Director
Dr. Alan J. Ostrowe          55     Director
Dr. Boris L. Payan           63     Director

         WILLIAM F. BORNE founded the Company in 1982 and has served as Chief Executive Officer since that time. In 1988, he also founded and served as President and Chief Executive Officer of AMEDISYS Specialized Medical Services, Inc. until June 1993. He also founded and served as Chief Executive Officer of AMEDISYS Staffing Services, Inc. and AMEDISYS Nursing Services, Inc. Prior to these positions, Mr. Borne was an intensive care supervisor for Key Nursing Corporation from June 1982 to July 1983 and director of nursing at West St. James Hospital in Vacherie, Louisiana from 1980 to 1983. Mr. Borne is a registered nurse who worked clinically in specialty and medical-surgical areas with supplemental staffing agencies in New Orleans from 1979 to 1980. Mr. Borne graduated from the Charity Hospital School of Nursing and completed his undergraduate courses at the University of New Orleans and at Nicholls State University.

         MITCHEL G. MOREL was named Chief Financial Officer of the Company in June 1994 and also served as vice president of finance from February 1991. He is responsible for directing financial activities and financial reporting systems of the organization. From October 1989 to January 1991, Mr. Morel served as comptroller of Analytical Medical Enterprises, Inc., a subsidiary of the Company. From March 1988 to October 1989, he was senior accountant at the certified public accounting firm of Ellis-Apple and Company. He was senior accountant with the certified public accounting firm of Barrett and Company from December 1984 to March 1988 and supervisor of cost accounting at AMI, Inc. in Baton Rouge, Louisiana from October 1983 to November 1984. Mr. Morel has a Bachelor of Science degree in business administration with a major in accounting from Louisiana State University and he is licensed as a Certified Public Accountant in the state of Louisiana. Mr. Morel is a member of various national and state accounting associations.

         CHARLES M. MCCALL has served as President of Nursing Services since February, 1997 . In that position he is responsible for all operations of the Company's temporary staffing and home health care businesses. From December, 1995 to January, 1997, he was Vice President of Operations of that division and he was Vice President of Operations of AMEDISYS Staffing Services, Inc. and AMEDISYS Nursing Services, Inc. from May 1994 to November 1995. From 1991 to 1994 he was Regional Vice President of ATC Nursing Services, Inc. and from 1990 to 1991 he was President of AMERINURSE, a wholly owned subsidiary of AMEDISYS, Inc. which has since been incorporated into AMEDISYS Nursing Services, Inc. From 1988 to 1991 he was Vice President of Operations and Research and Development of AMEDISYS Staffing Services, Inc. From 1986 to 1988 Mr. McCall was President of Analytical Nursing Management Corporation of Texas, Inc. , a subsidiary of AMEDISYS Staffing Services, Inc. From 1984 to 1986 , he was administrator of Immediate Medical Care in Lake Charles, La. and from 1983 to 1987 Mr. McCall held various administrative and clinical positions in emergency room, critical care and family practice nursing. From 1978 to 1981 , he was Director of Nursing at Cameron Medical Center and Deputy Coroner of Cameron Parish. He has a B.S. in Allied Health from Our Lady of Holy Cross College and he is a graduate of the Charity Hospital School of Nursing.

         LYNNE S. BERNHARD was named President of AMEDISYS Resource Management in April, 1996. In that position she is responsible for the operations of the management services organization which specializes in home health care management and consulting. She served as President of Nursing Services from January 1995 to March 1996 and from March 1993 to February 1996, she was President of AMEDISYS Specialized Medical Services, Inc., the Company's home health care subsidiary. She served as executive director of clinical operations and the administrator of home health services from October 1988 to March 1993. Prior to her affiliation with the Company, Mrs. Bernhard was director of home health care services for Medical Personnel Pool in Baton Rouge from August 1985 to September 1988. She was a professional recruiter at Our Lady of the Lake Regional Medical Center in Baton Rouge from September 1983 to August 1985; a nurse recruiter for Qualicare Corporation from April 1981 to September 1983, sales representative for Marnel Pharmaceuticals from March 1981 to April 1982; a staff nurse at Our Lady of the Lake Regional Medical Center from July 1977 to March 1981; and a staff nurse at Magnolia City Hospital in Magnolia, Arkansas from June 1976 to July 1977. Mrs. Bernhard has an Associate's degree in nursing from Southern Arkansas University and she attended the College of St. Frances in Tollier, Illinois. She is a member of various professional associations including the American Nurses Association.

         IRVIN T. GREGORY has served as a Director of the Company and as President of AMEDISYS Surgery Centers, L.C. since August 1995. He served as the Vice President of development and as a Director of AMEDISYS Surgery Centers since January 1995. Mr. Gregory has thirty years of management experience in the health care field that includes services as regional Vice President for Surgical Partners of America, Inc., a Vivra, Inc. New York Stock Exchange subsidiary, Executive Vice President of Medical Care International (now Med America), and Vice President of development for the Lifemark Hospital Division of Lifemark Corporation. Mr. Gregory has a B.S.Degree in Management from the University of Southwestern Louisiana.

         BARBARA C. CAREY has served as Vice President of Corporate Communications of the Company since October 1993 and Corporate Secretary since March, 1994. As Vice President of Corporate Communications, Mrs. Carey is responsible for the external and internal communications of the Company, including media relations and presentations. She also writes the annual and quarterly Company reports with the corporate attorney which are filed with the SEC. As Corporate Secretary, she is responsible for the Company's shareholder records, stock transactions and operations of the Board of Directors and its committees. She was Vice President of Operations of AMEDISYS Staffing Services from October 1991 to October 1993. From July 1989 to September 1991, she was the administrator of a subsidiary company. From 1977 to 1989, she was a founding partner and owner of a speech and hearing clinic. From 1975 to 1977 she was the clinic supervisor at the LSU speech and hearing clinic. From 1970 to 1975 she was a speech pathologist with East Baton Rouge Parish Schools. She has a Bachelor of Arts and Master's degree in speech from Louisiana State University and a Master's degree in Business Administration from Tulane University. She is the 1996-1997 President of Quota International, Inc., an international classified service organization of professional, executive and business people. She is also a director on three charitable and educational foundation boards.

         WILLIAM M. HESSION, JR. was a co-founder of the Company and has served as a director of the Company since July 1983. Mr. Hession is founder and President of Key Medical Supply, Inc., a provider of durable medical equipment and specialty wheel chairs. He founded and served as President of Key Nursing Corporation, a supplemental staffing company, from 1982 to 1994. He served as Consulting Director of Nursing Services in Metairie, Louisiana from 1979 to 1982. Mr. Hession was Director of Nursing at Assumption General Hospital in Napoleonville, Louisiana from 1977 to 1978. He worked as a Staff Nurse in the Intensive Care Unit at West Jefferson Hospital in New Orleans, and at Thibodaux General Hospital in Thibodaux, Louisiana in 1976. He holds an Associate Degree of Nursing from Nicholls State University, and he also attended the University of Southwestern Louisiana. He served in the United States Marine Corps from 1971 to 1973.

         DR. KARL LEBLANC has served as a director of the Company since June 1993. Dr. LeBlanc is a physician who has practiced in his specialty of General Surgery since 1983. He is on staff at Our Lady of the Lake Regional Medical Center, Baton Rouge General Medical Center and Woman's Hospital in Baton Rouge, Louisiana. He has held teaching appointments at Louisiana State University Medical Center, Department of Surgery, the CMC Medical Training Center in Nashville, Tennessee and the Ethicon Endo-Surgery Training Center in Cincinnati, Ohio. He received his medical degree from Louisiana State University Medical Center in Shreveport, Louisiana in 1978 and a Bachelor of Science degree from the University of Southwestern Louisiana. He was certified by the American Board of Surgery in 1974. He earned a Master's degree in Business Administration from Louisiana State University in Baton Rouge, Louisiana in 1992. He has published fifteen professional articles in his specialty.

         DR. ALAN J. OSTROWE has served as a director of the Company since July 1994. He previously served as President of General Anesthesia Services, Inc., an affiliated company. He is a Baton Rouge physician specializing in anesthesiology since 1971 and pain management since 1991. He received his M.D. from New York Medical College in 1966. He is a Fellow of the American College of Anesthesiologists, a Diplomate of the American Board of Anesthesiology and a Diplomate of the American Academy of Pain Management. He is on the medical staffs of Our Lady of the Lake Regional Medical Center, Baton Rouge General Medical Center, Medical Center of Baton Rouge and the Woman's Hospital of Baton Rouge. He is on the board of directors of GulfWest Oil Company and is the medical director of AMEDISYS.

         DR. BORIS L. PAYAN was elected to the Board of Directors in February, 1996. Dr. Payan is a Houston physician specializing in anesthesia and has maintained a private practice since 1962. Dr. Payan was one of the founding members of Surgical Care Centers of Texas, L.C. for whom he has served as a director since 1978. He received his M.D. from the University of Havana, Cuba and completed a year of internship at Curie Hospital in Cuba and a second year at Methodist Hospital in Houston. He did his residency at St. Luke's Hospital, St. Joseph's Hospital and at Baylor College of Medicine in Houston. He is on staff at Southern Medical Center and he holds memberships in the Harris County Medical Society, Texas Medical Association, Texas Society of Anesthesiologists, Texas Gulf Coast Anesthesia Society, the American Society of Anesthesia and the American Medical Association. He is a director on the board of First Bank of Houston.

         Directors serve until the expiration of their term at the annual meeting of stockholders. All officers serve at the discretion of the Board of Directors. Directors receive hourly compensation of $100 for board meetings and reimbursements for reasonable out-of-pocket expenses to attend Board Meetings.

ITEM 11.          EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation paid by the Company to the Chief Executive Officer and for all other executive officers whose total annual salary and bonus exceeded $100,000 during 1995. The Company maintains a disability insurance policy and life insurance policy on Mr. Borne under which the Company is a beneficiary. These policies are pledged as collateral for a bank loan of the Company. The named executive officers receive perquisites and other personal benefits in amounts less than 10% of their total annual salary and bonus.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

                                                                       ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                                                          ------------------------------------------       ---------------------
                                                                                           OTHER
                                                                                           ANNUAL                    ALL OTHER
                                             YEAR          SALARY           BONUS       COMPENSATION      OPTIONS   COMPENSATION
                                             ----         --------         -------      ------------      ------    ------------
William F. Borne ...................         1996         $153,771            --             --           35,000         --
Chief Executive Officer ............         1995          130,350         $20,000           --            3,250         --
                                             1994          101,000          35,000           --             --           --

Lynne S. Bernhard, .................         1996         $ 90,645            --           18,500           --
President, Nursing .................         1995           78,958         $17,500           --            3,250         --
Services ...........................         1994           75,000          30,000           --             --           --


Irvin T. Gregory, ..................         1996         $127,300         $  --             --           28,500         --
President, Outpatient
Surgery

EMPLOYMENT AGREEMENTS

         Mr. William F. Borne, CEO, has an employment agreement with the Company.

STOCK OPTION
         The Company's Amended and Restated Stock Option Plan ("Plan") provides for the issuance of an aggregate of 500,000 shares of Common Stock upon exercise of options granted pursuant to such Plan. As of December 31, 1996, options to purchase an aggregate of 288,723 shares were outstanding under the Plan.

         The following table shows, as to the named executive officer, certain information concerning stock options.


                            1995 STOCK OPTION GRANTS

                             OPTIONS            PERCENT OF
                             GRANTED          TOTAL OPTIONS        EXERCISE PRICE
                            (SHARES)             GRANTED            (PER SHARE)         EXPIRATION DATE
                            --------          -------------         -------------       ---------------
William F. Borne              3,250               11.75                $7.00              April 1998
Lynne S. Bernhard             3,250               11.75                $7.00              April 1998

                            1996 STOCK OPTION GRANTS

                             OPTIONS            PERCENT OF
                             GRANTED          TOTAL OPTIONS        EXERCISE PRICE
                            (SHARES)             GRANTED            (PER SHARE)         EXPIRATION DATE
                            --------          -------------         -------------       ---------------
William F. Borne              35,000              14.67                $6.61              August 2001
Lynne S. Bernhard             18,500               7.75                $6.61              August 2001
Irvin T. Gregory              28,500              11.95                $6.61              August 2001

                            *1997 STOCK OPTION GRANTS

                             OPTIONS            PERCENT OF
                             GRANTED          TOTAL OPTIONS        EXERCISE PRICE
                            (SHARES)             GRANTED            (PER SHARE)         EXPIRATION DATE
                            --------          -------------         -------------       ---------------
William F. Borne              34,525              13.39                $6.20              February 2007
Lynne S. Bernhard             14,644               5.68                $6.20              February 2007
Irvin T. Gregory              29,365              11.39                $6.20              February 2007

----------------
* SUBSEQUENT TO DECEMBER 31, 1996, THE COMPANY'S BOARD OF DIRECTORS APPROVED THE GRANT OF OPTIONS COVERING THE PURCHASE OF 282,000 SHARES OF STOCK AT $6.20 PER SHARE. THE STOCK PURCHASE OPTIONS BECAME EXERCISABLE RATABLY OVER A THREE YEAR PERIOD BEGINNING FEBRUARY 11, 1997 AND TERMINATE FEBRUARY, 2007.

                      Aggregated Option Exercises in 1996
                           and Year-End Option Values
                         Shares                    Number of        Value of
   Name               Acquired on      Value       Securities      Unexercised
                        Exercise     Realized      Underlying      in-the-money
                                                   Unexercised       Options
                                                     Options
--------------------------------------------------------------------------------
William F. Borne          --            --        72,775(1)(2)(3)

Lynne S. Bernhard         --            --        36,394(1)(4)(5)

Irvin T. Gregory          --            --        57,865(6)(7)

(1)3,250 do not become exercisable until April 26, 1997.
(2)35,000 vest ratably over a three year period beginning August 22, 1996.
(3)34,525 vest ratably over a three year period beginning February 11, 1997.
(4)18,500 vest ratably over a three year period beginning August 22, 1996.
(5)14,644 vest ratably over a three year period beginning February 11, 1997.
(6)28,500 vest ratably over a three year period beginning August 22, 1996.
(7)29,365 vest ratably over a three year period beginning February 11, 1997.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table and notes thereto set forth certain information regarding beneficial ownership of the Company's Common Stock as of April 10, 1997 for (i) each person known by the Company to beneficially own more than five percent of the Company's Common Stock; (ii) each of the Company's directors;
(iii) each named officer, and (iv) all directors and officers of the Company as a group.


                                                SHARES OF        PERCENT OF
NAME AND ADDRESS                              COMMON STOCK      VOTING POWER
William F. Borne
3029 S. Sherwood Forest Blvd., Suite 300        478,709             18.5%
Baton Rouge, LA 70816

Lynne S. Bernhard
3029 S. Sherwood Forest Blvd., Suite 300         78,702(5)           3.1%
Baton Rouge, LA 70816

Karl A. LeBlanc, M.D
7777 Hennessy Boulevard, Suite 612               23,153(6)            *
Baton Rouge, LA 70808

Key Nursing Corporation(2)
627 Fairway Drive                                82,947              3.2%
Thibodaux, LA 70301

William M. Hession, Jr.(2)
627 Fairway Drive                                19,968(7)            *
Thibodaux, LA 70301

Alan J. Ostrowe, M.D
3029 S. Sherwood Forest Blvd., Suite 300         60,759(7)           2.4%
Baton Rouge, LA 70816

Irvin T. Gregory
12700 N. Featherwood, Suite 240                  84,503(8)           3.3%
Houston, TX 77034

Boris L. Payan, M.D.(4)
3534 Vista                                      249,226(7)          16.7%
Pasadena, TX 77504

Jose R. Reyes, M.D
3534 Vista                                      184,007(9)          12.3%
Pasadena, TX 77504

ALL OFFICERS AND DIRECTORS AS A GROUP (9
PERSONS)                                      1,491,457             57.7
--------------
*   Less than 1%

(1) Does not include 38,500 shares held in trust for Mr. Borne's minor children.

(2) Mr. Hession is an affiliate of Key Nursing Corporation, the record holder of these shares of Company Common Stock.

(3) Includes 30,000 shares owned of record by R.P. & H., Inc., an affiliate of the shareholder.

(4) Includes warrants for 72,775 shares of common stock.

(5) Includes warrants for 36,394 shares of common stock.

(6) Includes warrants for 19,533 shares of common stock.

(7) Includes warrants for 18,333 shares of common stock.

(8) Includes warrants for 57,865 shares of common stock.

(9) Includes warrants for 10,000 shares of common stock.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Notes receivable from related parties consist of unsecured and non-interest bearing notes from the President and certain stockholders of the Company totaling approximately $40,000 and $18,000 at December 31, 1996 and 1995, and receivables from an internal medicine clinic ("IMC") totaling approximately $150,000 and $256,000 at December 31, 1996 and 1995. The fair value of the notes receivable from related parties is equal to the recorded value due to the short term nature of the notes.

         In March, 1994, the Company entered into an agreement with IMC, an unrelated party, to form a new corporation (APS) which is 60% owned by the Company and 40% owned by the owners of IMC. APS acquired equipment and personal property from IMC for approximately $340,000 and managed through mid 1996, the continuing operations of IMC. The Company loaned funds to APS to acquire the assets of IMC and meet working capital requirements. This loan to APS, which is to be repaid solely from the revenues of APS over a five-year period, bears interest at a rate of prime plus 2% and is eliminated in consolidation. APS recorded management fees of $28,097 in 1996 and $541,441 in 1995 from IMC. As discussed above, the unpaid management fees are included in notes receivable from related parties. Effective January 1, 1996, IMC issued new notes to APS for the unpaid balance on this date. These notes bear interest at 9%, require monthly principal and interest payments of $4,076 with the balance due on maturity of January 1, 1999 and are secured by the accounts receivable of IMC.

         In accordance with the terms of the agreements with IMC, IMC has the right and option to sell its stock back to APS at a price equal to 3.5 times the earnings per share of APS attributable to each share of APS stock, to be calculated based on the largest annual earnings per share amount during the three-year period prior to the time such repurchase is requested by IMC. This option is not exercisable until March 1, 1997, and based on operations of APS through December 31, 1996, would not have a material effect on the Company's financial statements if exercised.

         Notes payable to Vista Maple, a related party, consist primarily of a note issued in 1994 in the original amount of $1,080,000 bearing interest at 9% (see Note 3 in audited financial statements). The note is secured by all real estate and personal property of one of the surgical care centers. Maturities of this debt as of December 31, 1996 are as follows:

1997 ..................................................                 $ 44,335
1998 ..................................................                   48,494
1999 ..................................................                   53,043
2000 ..................................................                   58,019
2001 ..................................................                   63,461
Thereafter ............................................                  720,575
                                                                        --------
                                                                        $987,927
                                                                        ========

         The fair value of this note at December 31, 1996, estimated based on the Company's current borrowing rate of 9.75%, was approximately $950,929.

         Prior to acquisition by the Company, ASC engaged in the following transactions with related parties during 1995 and 1994. Payments totaling approximately $108,000 in 1995 and $229,000 in 1994 were made to RPH, Inc., a corporation owned by Drs. Jose Reyes, Boris Payan, and R.E. Hearn, for anesthesia services. The primary owners of RPH, Inc. were also controlling owners of ASC.

         During 1994, the Company purchased the interest of two members (totaling 7.6%) for $35,000 per percentage point, $252,000 in aggregate. This purchase was effected through the issuance of notes payable. Of the purchase interest, 3% was sold in 1994 for $35,000 per percentage point, $105,000. The remaining repurchased interest of 4.6% has been reflected as a reduction of retained earnings in the accompanying financial statements.

         In 1995, the Companies paid $18,935 for legal fees to a stockholder and director (through July, 1995) of the Company.

         In 1995, APS paid medical director fees of $24,000 to a stockholder of the Company and a total of $24,000 to two of the owners of IMC.

         The Company had a investment in Network Wellness Systems, Inc. (NWS), the corporate general partner of Sports/Spa and Clinic, a Louisiana Partnership in Commendam ("SSC"), which operated a health club, spa, salon and wellness facility within the Sandestin Resort (the Resort) in Destin, Florida. SSC began business in November, 1991 and subsequently was placed in Chapter 11 Reorganization on April 23, 1993. The bankruptcy proceeding was thereafter converted to a Chapter 7 liquidation. The Company determined the unpaid balance due from NWS ($99,487) to be uncollectible and charged it against income in 1994. Two of the owners of IMC are also affiliated with NWS and SSC.

                                    PART IV.

ITEM 14.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

         None

         (b)      Reports on Form 8-K

         No Reports on Form 8-K were filed during the fourth quarter of 1996.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of April, 1997.

                                                 AMEDISYS, INC.

                                                 By /s/ WILLIAM F. BORNE
                                                         WILLIAM F. BORNE,
                                                         Chief Executive Officer
                                                         and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    SIGNATURE                                     TITLE                                  DATE
--------------------                 ------------------------------------           --------------
/s/ WILLIAM F. BORNE                 Chief Executive Officer and Director           April 14, 1996
    WILLIAM F. BORNE                 (Principal Executive Officer)

/s/ MITCHEL G. MOREL                 Chief Financial Officer (Principal             April 14, 1996
    MITCHEL G. MOREL                 Financial and Accounting Officer)

/s/ WILLIAM M. HESSION, JR.          Director                                       April 14, 1996
    WILLIAM M. HESSION, JR.

/s/ KARL A. LEBLANC                  Director                                       April 14, 1996
    KARL A. LeBLANC, M.D.

/s/ ALAN J. OSTROWE                  Director                                       April 14, 1996
    ALAN J. OSTROWE, M.D.

/s/ BORIS L. PAYAN                   Director                                       April 14, 1996
    BORIS L. PAYAN, M.D.

/s/ IRVIN T. GREGORY                 Director                                       April 14, 1996
    IRVIN T. GREGORY

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Amedisys, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Amedisys, Inc. (a Delaware Corporation) and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amedisys, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP                            HANNIS T. BOURGEOIS & CO., LLP


March 18, 1997

                         AMEDISYS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1995

                                                                                                     1996                   1995
                                                                                                ------------           ------------
CURRENT ASSETS:
  Cash and cash equivalents (Note 1) .................................................          $  1,104,165           $    870,004
  Accounts receivable, net of allowance for doubtful accounts
    of $732,166 in 1996 and $258,670 in 1995 .........................................             8,270,982              6,124,269
  Prepaid expenses ...................................................................               264,125                432,930
  Income tax receivable (Note 9) .....................................................                73,891                   --
  Inventory and other current assets .................................................               442,102                219,610
                                                                                                ------------           ------------
         Total current assets ........................................................            10,155,265              7,646,813

NOTES RECEIVABLE FROM RELATED PARTIES (Note 10) ......................................               190,208                275,450

OTHER INVESTMENTS (Note 4) ...........................................................               456,202                177,460

PROPERTY, PLANT AND EQUIPMENT, NET (Notes 3 and 8) ...................................             4,609,718              2,449,468

ASSETS HELD FOR SALE, NET (Note 14) ..................................................                  --                   76,456

DEFERRED TAX ASSET (Note 9) ..........................................................               447,672                208,000

OTHER ASSETS, NET (Note 5) ...........................................................               999,722                703,080
                                                                                                ------------           ------------
         Total assets ................................................................          $ 16,858,787           $ 11,536,727
                                                                                                ============           ============
CURRENT LIABILITIES:
  Accounts payable ...................................................................          $  1,416,259           $    402,140
  Accrued expenses-
    Payroll and payroll taxes ........................................................             1,033,250                862,498
    Insurance  (Note 12) .............................................................               642,607                483,155
    Income taxes (Note 9) ............................................................                  --                  287,987
    Other ............................................................................               882,627                616,869
  Notes payable (Note 6) .............................................................             4,378,688              2,456,971
  Current portion of notes payable to related parties (Note 10) ......................                90,575                 90,711
  Current portion of long-term debt (Note 7) .........................................               457,786                386,848
  Current portion of obligations under capital leases (Note 8) .......................               230,905                181,964
                                                                                                ------------           ------------
         Total current liabilities ...................................................             9,132,697              5,769,143

LONG-TERM DEBT (Note 7) ..............................................................             1,936,795                211,187

NOTES PAYABLE TO RELATED PARTIES (Note 10) ...........................................               943,592                987,924

OBLIGATIONS UNDER CAPITAL LEASES (Note 8) ............................................               342,653                291,282
                                                                                                ------------           ------------
         Total liabilities ...........................................................            12,355,737              7,259,536
                                                                                                ------------           ------------
COMMITMENTS AND CONTINGENCIES (Notes 8, 12 and 14) ...................................                  --                     --

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES .......................................               188,269                  3,345
                                                                                                ------------           ------------
STOCKHOLDERS' EQUITY (Note 11):
  Common stock .......................................................................                 2,576                  2,584
  Additional paid-in capital .........................................................             1,915,514              1,976,593
  Retained earnings ..................................................................             2,396,957              2,378,636
  Stock subscriptions receivable .....................................................                  (266)               (83,967)
                                                                                                ------------           ------------
         Total stockholders' equity ..................................................             4,314,781              4,273,846
                                                                                                ------------           ------------
         Total liabilities and stockholders' equity ..................................          $ 16,858,787           $ 11,536,727
                                                                                                ============           ============

               The accompanying notes are an integral part of these statements.

                         AMEDISYS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                    1996                1995                1994
                                                                               ------------        ------------        ------------
INCOME:
  Net service revenues .................................................       $ 46,060,226        $ 37,589,088        $ 28,902,219
  Cost of service revenues .............................................         26,404,786          22,424,192          16,996,011
                                                                               ------------        ------------        ------------
        Operating revenues .............................................         19,655,440          15,164,896          11,906,208
                                                                               ------------        ------------        ------------
GENERAL AND ADMINISTRATIVE EXPENSES:
  Salaries and benefits ................................................         10,326,957           6,732,356           4,863,770
  Other ................................................................          8,184,741           7,052,610           4,875,985
                                                                               ------------        ------------        ------------
        Total general and administrative expenses ......................         18,511,698          13,784,966           9,739,755
                                                                               ------------        ------------        ------------
        Operating income ...............................................          1,143,742           1,379,930           2,166,453
                                                                               ------------        ------------        ------------
OTHER INCOME (EXPENSE):
  Interest expense .....................................................           (579,497)           (409,763)           (270,764)
  Interest income ......................................................             43,175              71,969              66,510
  Loss on investment in unconsolidated subsidiary (note 10) ............               --                  --              (122,699)
  Writeoff of investments (note 14) ....................................           (622,809)               --                  --
  Miscellaneous ........................................................            (18,898)             87,686              93,870
                                                                               ------------        ------------        ------------
        Total other expense ............................................         (1,178,029)           (250,108)           (233,083)
                                                                               ------------        ------------        ------------
INCOME BEFORE INCOME TAXES AND MINORITY
  INTEREST .............................................................            (34,287)          1,129,822           1,933,370
INCOME TAX EXPENSE (NOTE 9) ............................................              2,467             199,636              13,393
                                                                               ------------        ------------        ------------
        Income before minority interest in net income of
           consolidated subsidiary .....................................            (36,754)            930,186           1,919,977

MINORITY INTEREST IN (INCOME) LOSS OF
  CONSOLIDATED SUBSIDIARIES ............................................             55,075              11,597             (14,942)
                                                                               ------------        ------------        ------------
         Net income ....................................................       $     18,321        $    941,783        $  1,905,035
                                                                               ============        ============        ============
EARNINGS PER COMMON SHARE (NOTES 1 AND 2) ..............................       $       0.01        $       0.37        $       0.75
                                                                               ============        ============        ============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING ..........................................................          2,575,000           2,570,000           2,525,000
                                                                               ------------        ------------        ------------
PRO FORMA INFORMATION (UNAUDITED):  (NOTE 2)
  Historical net income ................................................       $     18,321        $    941,783        $  1,905,035

  Pro forma adjustments-
    Income taxes on surgicare results ..................................               --               190,760             645,682
                                                                               ------------        ------------        ------------
  Pro forma net income .................................................       $     18,321        $    751,023        $  1,259,353
                                                                               ============        ============        ============
PRO FORMA EARNINGS PER COMMON SHARE ....................................       $        .01        $        .29        $        .50
                                                                               ============        ============        ============

        The accompanying notes are an integral part of these statements.

                         AMEDISYS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                               COMMON STOCK      ADDITIONAL                   STOCK        TOTAL
                                                         --------------------    PAID-IN      RETAINED   SUBSCRIPTIONS  STOCKHOLDERS
                                                           SHARES     AMOUNT      CAPITAL      EARNINGS    RECEIVABLE      EQUITY
                                                         ----------   -------   -----------   -----------   ---------   -----------
BALANCE, December 31, 1993 ............................   2,500,000   $ 2,500   $ 1,263,070   $ 2,805,229   $    --     $ 4,070,799

  Private placement stock offering (Note 11) ..........      29,721        30       233,577          --      (122,015)      111,592
  Payments received on and write-off of stock
    subscriptions (Note 11) ...........................        --        --            --            --        14,881        14,881
  Issuance of stock for acquisitions (Note 2) .........      15,800        16       149,984          --          --         150,000
  Issuance of stock in connection with stock
    option (Note 11) ..................................       1,200         1         5,999          --          --           6,000
  Pooled acquisition (Note 2)-
    Distributions to owners ...........................        --        --            --      (2,068,883)       --      (2,068,883)
    Purchase of owners' interests .....................        --        --            --        (147,000)       --        (147,000)
    Net income ........................................        --        --            --       1,905,035        --       1,905,035
                                                         ----------   -------   -----------   -----------   ---------   -----------

BALANCE, December 31, 1994 ............................   2,546,721     2,547     1,652,630     2,494,381    (107,134)    4,042,424

  Issuance of stock for acquisitions (Note 2) .........      37,143        37       323,963          --          --         324,000
  Pooled acquisition - distributions to owners
    (Note 2) ..........................................        --        --            --      (1,057,528)       --      (1,057,528)
  Payments received on stock subscriptions ............        --        --            --            --        23,167        23,167
  Net income ..........................................        --        --            --         941,783        --         941,783
                                                         ----------   -------   -----------   -----------   ---------   -----------

BALANCE, December 31, 1995 ............................   2,583,864     2,584     1,976,593     2,378,636     (83,967)    4,273,846

  Issuance of stock in connection with warrants
    (Note 11) .........................................       1,190         1         8,576          --          --           8,577
  Payments received on and write-off of stock
    subscriptions (Note 11) ...........................      (8,863)       (9)      (69,655)         --        83,701        14,037
  Net income ..........................................        --        --            --          18,321        --          18,321
                                                         ----------   -------   -----------   -----------   ---------   -----------

BALANCE, December 31, 1996 ............................   2,576,191   $ 2,576   $ 1,915,514   $ 2,396,957   $    (266)  $ 4,314,781
                                                         ==========   =======   ===========   ===========   =========   ===========

        The accompanying notes are an integral part of these statements.

                         AMEDISYS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                          1996             1995             1994
                                                                                      -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ....................................................................     $    18,321      $   941,783      $ 1,905,035

  Adjustments to reconcile net income to net cash (used) provided by operating activities-
      Depreciation and amortization .............................................         944,676          646,810          459,234
      Provision for bad debts ...................................................         877,912          482,706          342,722
      Loss on disposal of property and equipment ................................           8,434            7,088             --
      Deferred income tax benefit ...............................................        (239,672)        (161,500)         (38,500)
      Loss from unconsolidated subsidiaries .....................................            --               --            122,699
      Minority interest .........................................................         (55,075)         (11,597)          14,942
      Changes in assets and liabilities-
        Increase in accounts receivable .........................................      (3,024,625)      (1,012,343)      (1,713,397)
        Increase in inventory and other current assets ..........................         (53,687)        (330,347)         (60,364)
        Increase in other assets ................................................        (733,219)        (114,409)        (194,699)
        Increase (decrease) in accounts payable .................................       1,014,119         (188,251)          54,433
        Increase in accrued expenses ............................................         307,975        1,292,246          246,995
                                                                                      -----------      -----------      -----------
         Net cash (used) provided by operating activities .......................        (934,841)       1,552,186        1,139,100
                                                                                      -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in notes receivable .......................................            --             10,483         (321,022)
  Proceeds from sale of property, plant and equipment ...........................          12,458           42,000             --
  Purchase of property, plant and equipment .....................................      (2,965,419)        (445,809)      (1,573,525)
  Investment in unconsolidated subsidiaries .....................................            --               --            (34,446)
  Minority interest investment in subsidiary ....................................         240,000             --               --
                                                                                      -----------      -----------      -----------
         Net cash used by investing activities ..................................      (2,712,961)        (393,326)      (1,928,993)
                                                                                      -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash received in purchase acquisitions ........................................            --             10,890             --
  Net borrowings on line of credit agreement ....................................       1,921,717          782,503          299,359
  Proceeds from issuance of notes payable and capital leases ....................       2,596,061          661,389          647,009
  Payments on notes payable and capital leases ..................................        (699,203)        (573,923)        (824,887)
  Increase (decrease) in notes payable - related parties ........................         (44,468)        (236,043)       1,265,964
  (Increase) decrease in notes receivable - related parties .....................          85,242          (40,115)         160,000
  Proceeds from issuance of stock ...............................................           8,575             --            132,577
  Payments received on stock subscriptions receivable ...........................          14,039           23,167             --
  Distributions to members (note 2) .............................................            --         (1,057,528)      (2,068,883)
  Purchase of members' interest .................................................            --               --           (147,000)
                                                                                      -----------      -----------      -----------
         Net cash provided (used) by financing activities .......................       3,881,963         (429,660)        (535,861)
                                                                                      -----------      -----------      -----------
NET INCREASE (DECREASE) IN CASH .................................................         234,161          729,200       (1,325,754)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..................................         870,004          140,804        1,466,558
                                                                                      -----------      -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR ........................................     $ 1,104,165      $   870,004      $   140,804
                                                                                      ===========      ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for-
    Interest ....................................................................     $   495,094      $   365,934      $   204,424
                                                                                      ===========      ===========      ===========
    Income taxes (refunds) ......................................................     $   586,017      $    36,000      $   (24,393)
                                                                                      ===========      ===========      ===========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                         AMEDISYS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF ORGANIZATION

Amedisys, Inc. (the Company) is incorporated in the state of Delaware and operates in eight states including Louisiana, Texas, Tennessee, Missouri, Kansas, Mississippi, North Carolina and Minnesota with a concentration of business in Louisiana and Texas. During 1996, the Company opened a new ambulatory surgery center in Louisiana in which it has a 60% ownership interest; in 1995, the Company acquired an outpatient surgery center company in Texas and two home care companies (see Note 2) in Louisiana. The Company provides a variety of supplemental staffing, home health care, home care management, outpatient surgery and primary care clinical services. The Company's home care division serves all major metropolitan areas in the state of Louisiana as well as the areas of Houston, Dallas and Beaumont in Texas. The outpatient surgery centers are located in Houston, Texas, and Hammond, Louisiana.

NATURE OF OPERATIONS

The Company provides services through a network of subsidiaries which include:

AMEDISYS STAFFING SERVICES, INC. (ASS) supplies highly trained critical care registered nurses and licensed practical nurses to all types of health care facilities. Independent contract nurses are utilized to meet the staffing needs of client health care facilities.

AMEDISYS NURSING SERVICES, INC. (ANS) is an employee-based staffing agency that provides a variety of relief personnel such as registered and licensed practical nurses, and certified nurses' aides for staff relief in all types of health care facilities.

AMERINURSE, INC. provides highly trained nurses who travel to client heath care facilities and work on a contract basis. Effective January 1, 1996, Amerinurse, Inc. was merged into ANS.

AMEDISYS SPECIALIZED MEDICAL SERVICES, INC. (ASM), Amedisys Home Health, Inc. and Amedisys Home Health, Inc. of Texas provide skilled nursing care, home health aid, physical therapy, occupational therapy, speech therapy and medical social workers to homebound patients.

AMEDISYS SURGERY CENTERS, L. C. (ASC) operates two outpatient surgery centers in Houston, Texas, and one surgery center in Hammond, Louisiana, which commenced operation in November, 1996.

AMEDISYS PHYSICIAN SERVICES, INC. (APS) provides management of physician practices and networks including Independent Practice Associations, as well as management of home health agencies. APS also operates a laboratory.

During 1995, the Company began a process to develop a managed care organization
(MCO) including a health maintenance organization (HMO) component. In early 1996, the Company deposited $1,000,000 (included in cash in the accompanying financial statements) in connection with the HMO licensing process. The Company's president acquired a 67% interest in the MCO in exchange for arranging a $1,000,000 letter of credit for the HMO, secured by shares in the Company owned by the president. Neither the Company nor the Company's president have any further formal commitment in connection with the MCO and the future development of the MCO is undeterminable at this time. See Note 14 also.

USE OF ESTIMATES

The accounting and reporting policies of the Company and its subsidiaries conform with generally accepted accounting principles. In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries (ASS, ANS, ASM and ASC) and its 60%-owned subsidiary (APS) and their wholly-owned and partially-owned subsidiaries Analytical Nursing Management Corporation of Texas, a wholly-owned subsidiary of ASS; MedAmerica, Inc. of Texas and MedAmerica, Inc., 80%-owned subsidiaries of ASS; Amedisys Home Health, Inc. and Amedisys Home Health, Inc. of Texas, both wholly-owned subsidiaries of ASM; Jackson Rural Health Clinic, Inc. (clinic closed February, 1996), Kentwood Rural Health Clinic, Inc. (clinic closed August, 1995), and Bastrop Rural Health Clinic, Inc. (clinic sold in September,
1996), all 60%-owned subsidiaries of ASM. All material intercompany accounts and transactions have been eliminated in these financial statements.

Prior year financial statements have been restated to include the accounts of a business combination accounted for as a pooling-of-interests (See Note 2). Business combinations accounted for as purchases are included from the respective dates of acquisition.

REVENUE RECOGNITION POLICY

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the Company's established rates or estimated cost reimbursement rates, as applicable. Allowances and contractual adjustments representing the difference between the established rates and the amounts estimated to be payable by third parties are also recorded on an accrual basis and deducted from gross revenue to determine net service revenues.

Reimbursement for home health care services to patients covered by the Medicare program is based on cost reimbursement rates. Final reimbursement is determined after submission of annual cost reports and audits thereof by the fiscal intermediaries. Proposed legislation by the U. S. Congress may change the payment methodology for home health care services to Medicare patients from a cost based reimbursement system to a prospective payment system.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash includes certificates of deposit and all highly liquid debt instruments with maturities of three months or less when purchased. The carrying amount approximates fair value because of the short maturity of those instruments.

INVENTORY

Inventories consist of medical supplies which are utilized in the treatment and care of home health and outpatient surgery patients. Inventories are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

Property and equipment is generally carried at cost except for certain property purchased from related parties (see Note 3). Additions and improvements are capitalized, but ordinary maintenance and repair expenses are charged to income as incurred. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any gain or loss is credited or charged to income.

Capitalized leases, primarily of computer equipment, phone systems, and vans used by the home care divisions, are included in property and equipment. Capital leases are recorded at the present value of the future rentals at lease inception and are amortized over the lesser of the applicable lease term or the useful life of the equipment.

For financial reporting purposes, depreciation and amortization of property subject to capital leases ($788,000 in 1996, $468,000 in 1995 and $351,000 in
1994) is included in other general and administrative expenses and is provided utilizing the straight-line method based upon the following estimated useful service lives:


                Buildings                                         40 years
                Leasehold Improvements                             5 years
                Equipment and furniture                          5-7 years
                Vehicles                                           5 years
                Computer software                                  5 years

On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The impact on the Company's financial position and results of operations for the year ended December 31, 1996 was not material.

EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year; common stock equivalents are excluded from this computation because they are not material to the calculation.

RECLASSIFICATIONS

Certain amounts previously reported in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

2.  ACQUISITIONS:

On June 30, 1995, the Company acquired all issued and outstanding membership interests in ASC in exchange for 1,000,000 shares of Company common stock. ASC's assets on June 30, 1995 were approximately $3,000,000. Upon closing of the transaction, the former members of ASC owned approximately 40% of the issued and outstanding stock of the Company. This transaction has been accounted for as a pooling of interests. ASC was a limited liability company and, accordingly, had no income tax liabilities. The effect of providing for income taxes on results of ASC operations prior to the 1995 acquisition is shown under "Pro forma Information" in the accompanying statement of income.

On May 31, 1995, the Company acquired all of the outstanding stock of Home Care Plus, Inc. in exchange for 30,000 shares of its common stock valued at $274,000. The excess of the total acquisition cost over the fair value of the net assets acquired of $312,197 is being amortized over seven years using the straight-line method.

On March 19, 1995, the Company acquired all of the outstanding stock of Health Care Services 24, Inc. in exchange for 7,143 shares of its common stock valued at $50,000 and notes payable in the amount of $50,000, payable in monthly installments through March, 1996. The Company acquired client lists (See Note 5) and property and equipment with a fair value of $85,000 and $15,000, respectively.

On April 28, 1994, the Company acquired all of the outstanding stock of Priority Home Care, Inc. in exchange for 15,800 shares of its common stock valued at $150,000. The excess of the total acquisition cost over the fair value of the net assets acquired of $144,348 is being amortized over seven years using the straight-line method.

The acquisitions of Home Care Plus, Inc., Health Care Services 24, Inc. and Priority Home Care, Inc. were accounted for as purchases and as a result, operations of these entities subsequent to the date of acquisition have been included in the consolidated financial statements. Unaudited pro forma consolidated results of operations for the years ended December 31, 1995 and 1994 as though these companies had been acquired as of January 1, 1994 are as follows:


                                                         1995               1994
                                                  -----------        -----------
Net service revenues .....................        $38,108,293        $31,625,839
Net income ...............................        $   850,874        $ 1,750,446
Earnings per common share ................        $      0.33        $      0.68

The above amounts reflect adjustments for amortization of goodwill.

3.  PROPERTY AND EQUIPMENT:

Property and equipment consists of:


                                                       1996             1995
                                                   -----------      -----------
Land .........................................     $   219,843      $   162,246
Buildings and leasehold improvements .........         607,255          509,619
Equipment, furniture and vehicles ............       5,585,340        2,910,087
Computer software ............................          94,881           37,581
                                                   -----------      -----------
         Total ...............................       6,507,319        3,619,533
Accumulated depreciation .....................      (1,897,601)      (1,170,065)
                                                   -----------      -----------
         Net .................................     $ 4,609,718      $ 2,449,468
                                                   ===========      ===========

During 1994, prior to its acquisition by the Company, ASC purchased a building, land and equipment from a real estate partnership whose owners were also owners of ASC, and are now owners of the Company. The purchase price of this property was $1.2 million and resulted in a gain to the seller of approximately $475,000, which was offset against the allocated purchase price of the property and treated as a distribution in the accompanying financial statements. Lease payments on this property, prior to purchase, were approximately $104,000 and are included in other expenses.

ASC also purchased certain other equipment from owners of ASC prior to its acquisition by the Company. The sellers' basis in the equipment was undeterminable and thus the entire purchase price of $115,000 was offset against the recorded equipment balance and treated as a distribution in the accompanying financial statements. Rental payments on this equipment were approximately $75,000 in 1994 and are included in other expenses. No rental payments were made on this equipment in 1995.

4.  OTHER INVESTMENTS

The Company has made advances totaling $295,120 at December 31, 1996 in connection with the acquisition of a 34% interest in a surgery center being developed in Houston, Texas. The surgery center is expected to open in late 1997 and is to be managed by the Company under a long-term management contract. At December 31, 1995, the Company had made advances of $127,286 in connection with the development of a surgery center in Hammond, Louisiana which was completed and leased by the Company in 1996.

The Company acquired an investment in a real estate partnership in connection with the purchase of ASC (see Note 2), which has certain partners who are also owners of the Company. This investment is accounted for by the equity method.

Other investments at December 31, 1996 also include advances of $83,000 made in connection with the development of a managed care organization (See Notes 1 and 14).

5.  OTHER ASSETS:

Other assets include the following for the years ended December 31, 1996 and 1995:


                                                             1996         1995
                                                           --------     --------
GOODWILL, net of accumulated amortization of
  $123,687 and $59,554 ...............................     $329,223     $397,022

START-UP COSTS, net of accumulated
  amortization of $172,579 and $129,241 ..............      326,439      104,608

CLIENT LISTS ACQUIRED, net of accumulated
     amortization of $158,271 and $115,343 ...........       10,321       49,582

OTHER ................................................      333,739      151,868
                                                           --------     --------
                                                           $999,722     $703,080
                                                           ========     ========

Costs incurred to establish regional offices of ASM and ASC prior to beginning services are capitalized as Other Assets and amortized over a five-year period in accordance with Medicare reimbursement regulations and accepted industry practice.

In connection with the acquisition of various home health companies, ASM purchased client lists which are being amortized over a two-year period.

Other assets also include deferred organizational costs, which are being amortized over a five-year period, deposits on leased properties and advances made in connection with various other business development projects.

6.  NOTES PAYABLE:

Notes payable as of December 31, 1996 and 1995, consist primarily of borrowings under a $4,500,000 line of credit which matures on June 12, 1997, bears interest at bank prime (9.75% at December 31, 1996), and is secured by accounts receivable, life insurance on the major stockholder and personal guarantees of several stockholders. Borrowing rates range from 8% to 14.39% in 1996 and 8% to 10.25% in 1995. As of December 31, 1996, approximately $121,312 was unused under this line of credit. The weighted average monthly interest on short-term borrowings was 9.78% and 10.67% in 1996 and 1995 respectively. Subsequent to year-end, the line of credit was increased to $5,500,000 with a maturity date of April 7, 1997.

The revolving line of credit is subject to certain covenants, including a monthly borrowing base or margin requirement calculation, a debt service coverage ratio and a leverage ratio. The Company was in default on one of the covenants at December 31, 1996, which default has been waived by the bank. No events of default existed at December 31, 1995.

7.  LONG-TERM DEBT:

Long-term debt consists of notes payable to banks and other financial institutions which are due in monthly installments through 2000:


     PAYEE                                                  1996         1995
                                                          ----------    --------
Notes payable to finance and equipment
  companies including interest at 8.00-11.25% ........    $1,501,559    $286,397
Notes payable to banks including interest
  at 9.00-14.39% .....................................       893,022     311,638
                                                          ----------    --------
        Total ........................................     2,394,581     598,035
Current portion ......................................       457,786     386,848
                                                          ----------    --------
Long-Term ............................................    $1,936,795    $211,187
                                                          ==========    ========

The fair value of long-term debt as of December 31, 1996, estimated based on the Company's current borrowing rate of 9.75%, is approximately $1,917,004.

These borrowings are secured by equipment, vehicles and the personal guarantee of a stockholder. Maturities of debt as of December 31, 1996, are as follows:


                           December 31 ,1997          $  457,786
                           December 31, 1998             431,514
                           December 31, 1999             257,180
                           December 31, 2000             238,968
                           December 31, 2001             181,791
                           Thereafter                    827,342
                                                      ----------
                                                      $2,394,581
                                                      ==========

8.  CAPITAL LEASES:

The Company acquired certain equipment under capital leases for which related liabilities have been recorded at the present value of future minimum lease payments due under the leases. The present minimum lease payments under the capital leases and the net present value of future minimum lease payments are as follows:


         December 31, 1997 .....................................      $ 277,462
         December 31, 1998 .....................................        232,903
         December 31, 1999 .....................................        123,723
         December 31, 2000 .....................................         28,072
         December 31, 2001 .....................................          8,023
                                                                      ---------

         Total future minimum payments .........................        670,183
         Amount representing interest ..........................        (96,625)
                                                                      ---------
             Present value of future minimum lease payments ....        573,558
         Current portion .......................................        230,905
                                                                      ---------
         Long-term portion .....................................      $ 342,653
                                                                      =========

9.  INCOME TAXES:

The Companies file consolidated federal income tax returns, including all subsidiaries which are owned more than 80%. State income tax returns are filed individually by the subsidiaries in accordance with state statutes.

The Company utilizes the liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with FASB Statement No. 109. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The provision (benefit) for income taxes consists of the following:


                                        1996             1995            1994
                                     ---------        ---------        --------
Current portion ..............       $ 242,139        $ 361,136        $ 51,893
Deferred portion .............        (239,672)        (161,500)        (38,500)
                                     ---------        ---------        --------
                                     $   2,467        $ 199,636        $ 13,393
                                     =========        =========        ========

Net deferred tax assets consist of the following components:


                                                          1996           1995
                                                       ---------      ---------
         Deferred tax assets:
           Receivable allowance ..................     $ 285,000      $  97,000
           Self-insurance reserves ...............       202,000        106,000
           Losses of consolidated subsidiaries
             (not consolidated for tax purposes) .        42,000         54,000
           Other .................................        47,672           --
         Deferred tax liabilities:
           Property and equipment ................      (129,000)       (49,000)
                                                       ---------      ---------
                                                       $ 447,672      $ 208,000
                                                       =========      =========

Total tax expense (benefit) on income before taxes resulted in effective tax rates that differed from the federal statutory income tax rate due solely to state income taxes and nondeductible expenses in 1996. A reconciliation follows for 1995 and 1994:


                                                           1995           1994
                                                        -------        -------
         Income taxes computed on federal
           statutory rate ........................        34.00%         34.00%
         State income taxes ......................         2.00            .39
         ASC income prior to merger (Note 2) .....       (16.88)        (33.40)
         Losses of unconsolidated subsidiaries ...         8.33          (0.65)
         Write-off of notes receivable from
           unconsolidated subsidiaries ...........       (14.39)          --
         Net operating losses utilized ...........         --            (1.61)
         Nondeductible expenses and other ........         4.60           1.96

                  Total ..........................        17.66%          0.69%
                                                        =======        =======

10. RELATED PARTY TRANSACTIONS:

NOTES RECEIVABLE

Notes receivable from related parties consist of unsecured and noninterest bearing notes from the President and certain stockholders of the Company totaling approximately $40,000 and $18,000 at December 31, 1996 and 1995, and receivables from an internal medicine clinic (IMC) totaling approximately $150,000 and $256,000 at December 31, 1996 and 1995. The fair value of the notes receivable from related parties is equal to the recorded value due to the short term nature of the notes.

In March, 1994, the Company entered into an agreement with IMC, an unrelated party, to form a new corporation (APS) which is 60% owned by the Company and 40% owned by the owners of IMC. APS acquired equipment and personal property from IMC for approximately $340,000 and managed, through mid 1996, the continuing operations of IMC. The Company loaned funds to APS to acquire the assets of IMC and meet working capital requirements. This loan to APS, which is to be repaid solely from the revenues of APS over a five-year period, bears interest at a rate of prime plus 2% and is eliminated in consolidation. APS recorded management fees of $28,097 in 1996 and $541,441 in 1995 from IMC. As discussed above, the unpaid management fees are included in notes receivable from related parties. Effective January 1, 1996, IMC issued new notes to APS for the unpaid balance on this date. These notes bear interest at 9%, require monthly principal and interest payments of $4,076 with the balance due on maturity of January 1, 1999 and are secured by the accounts receivable of IMC.

In accordance with the terms of the agreements with IMC, IMC has the right and option to sell its stock back to APS at a price equal to 3.5 times the earnings per share of APS attributable to each share of APS stock, to be calculated based on the largest annual earnings per share amount during the three-year period prior to the time such repurchase is requested by IMC. This option is not exercisable until March 1, 1997 and, based on operations of APS through December 31, 1996, would not have a material effect on the Company's financial statements if exercised.

NOTES PAYABLE

Notes payable to related parties consist primarily of a note issued in 1994 in the original amount of $1,080,000, bearing interest at 9% (see Note 3). The note is secured by all real estate and personal property of one of the surgical care centers. Maturities of this debt as of December 31, 1996 are as follows:


                     1997                              $ 44,335
                     1998                                48,494
                     1999                                53,043
                     2000                                58,019
                     2001                                63,461
                     Thereafter                         720,575
                                                       --------
                                                       $987,927
                                                       ========

The fair value of this note at December 31, 1996, estimated based on the Company's current borrowing rate of 9.75%, was approximately $950,929.

The remaining balance of notes payable to related parties ($46,240) consists of unsecured notes to certain stockholders of the Company that are due on demand and bear interest at rates from 0% - 12%. The fair value of these notes approximates the recorded balance due to the short-term nature of the notes.

OTHER

Prior to acquisition by the Company, ASC engaged in the following transactions with related parties during 1995 and 1994.

     Payments totalling approximately $108,000 in 1995 and $229,000 in 1994 were made to RPH, Inc. for anesthesia services. The primary owners of RPH, Inc. were also controlling owners of ASC.

     During 1994, the Company purchased the interest of two members (totaling 7.6%) for $35,000 per percentage point, $252,000 in aggregate. This purchase was effected through the issuance of notes payable. Of the purchased interest, 3% was sold in 1994 for $35,000 per percentage point, $105,000. The remaining repurchased interest of 4.6% has been reflected as a reduction of retained earnings in the accompanying financial statements.

In 1995, the Companies paid $18,935 for legal fees to a stockholder and director (through July, 1995) of the Company.

In 1995, APS paid medical director fees of $24,000 to a stockholder of the Company and a total of $24,000 to two of the owners of IMC.

The Company had an investment in Network Wellness Systems, Inc. (NWS), the corporate general partner of Sports/Spa and Clinic, a Louisiana Partnership In Commendam ("SSC"), which operated a health club, spa, salon and wellness facility within the Sandestin Resort (the Resort) in Destin, Florida. SSC began business in November, 1991, and subsequently was placed in Chapter 11 Reorganization on April 23, 1993. The bankruptcy proceeding was thereafter converted to a Chapter 7 liquidation. The Company determined the unpaid balance due from NWS ($99,487) to be uncollectible and charged it against income in 1994. Two of the owners of IMC are also affiliated with NWS and SSC.

11. CAPITAL STOCK:

     A predecessor entity to the Company, M & N, completed its initial public offering of 250,000 common shares for gross proceeds of $1,500,000 on August 26, 1993. In connection with the offering, M & N issued 25,000 warrants to the Underwriter (the Underwriter's Warrants), which are exercisable at $7.20 per common share for a period of four years commencing April 28, 1994.

As of December 31, 1996 and 1995, 10,000,000 shares of $.001 par value per share common stock and 2,500,000 shares of $.001 per share preferred stock were authorized.

STOCK OPTIONS

The Company's Board of Directors has approved a Statutory Stock Option Plan providing incentive stock options to key employees. The Plan is to be administered by a Compensation Committee (appointed by the Board) which is to determine, within the provisions of the Plan, those eligible employees to whom, and the times at which, options shall be granted. Each option granted under the Plan is to be convertible into one (1) share of common stock, unless adjusted in accordance with the provisions of the Plan. Options may be granted for a number of shares not to exceed, in the aggregate, 500,000 shares of common stock at an option price per share of no less than 85% of the fair market value of a share of common stock on the date the option is granted. If the option is granted to any owner of 10% or more of the total combined voting power of the Company and its subsidiaries, the option price is to be at least 110% of the fair market value of a share of common stock on the date the option is granted. Each option is to be fully exercisable when granted and may be exercised during a period as determined by the Compensation Committee, not to exceed 10 years from the date such option is granted. The aggregate fair market value of common stock subject to an option granted to a participant by the Committee in any calendar year shall not exceed $100,000. The following options are outstanding at December 31, 1996:


DATE OF GRANT    Shares           Price                   Exercisable
-------------    --------          ------         ---------------------------
April, 1995       27,650           $ 7.00         1/3 Annually beginning May,
                                                  1996 expiring April, 1998

May, 1996         22,500           $ 6.75         1/3 Annually beginning May,
                                                  1997 expiring May 2001

August, 1996     238,573           $ 6.61         1/3 Annually beginning August,
                                                  1996 expiring August 2001

The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the FASB in 1995 and changes the methods for recognition of cost on plans similar to those of the Company. Adoption of SFAS 123 is optional; however, pro forma disclosures, as if the Company had adopted the cost recognition requirements under SFAS 123 in 1996, are presented below.

A summary of the Company's stock options as of December 31, 1996 and 1995, and changes during the year ended on those dates follows:

                                                      1996                 1995
                                               -------------------  -------------------
                                                       WGTD. AVG.           WGTD. AVG.
                                               SHARES  EXER. PRICE  SHARES  EXER. PRICE
                                               -------    -----     -------   -----
Outstanding at beginning of year ...........    27,650    $7.00        --      $--
Granted ....................................   261,073     6.62      27,650     7.00
Exercised ..................................      --       --          --       --
Cancelled/forfeited/expired ................      --       --          --       --
                                               -------    -----     -------    -----

Outstanding at end of year .................   288,723    $6.66      27,650    $7.00
                                               =======    =====     =======    =====
Exercisable at end of year .................    88,741    $6.65        --      $--
                                               =======    =====     =======    =====
Weighted average fair value of options
  granted during the year ..................   $  3.11              $  2.56
                                               =======              =======

The fair value of each option granted during the periods presented is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 40.02% and 45.44% for two options issued in 1996 and 27.63% for the option issued in 1995, (iii) risk-free interest rate of 6.22% and 5.23% in the years 1996 and 1995, respectively, and (iv) expected life of 3 to 5 years.

The following table summarizes information about stock options outstanding at December 31, 1996:

                  OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
    ------------------------------------------------    ----------------------------------------------
    RANGE OF           NUMBER          WGTD. AVG.       WGTD. AVG.          NUMBER         WGTD. AVG.
    EXERCISE         OUTSTANDING       REMAINING         EXERCISE         EXERCISABLE       EXERCISE
     PRICES         AT 12/31/96     CONTRACTUAL LIFE       PRICE         AT 12/31/96          PRICE
    -----------    -------------   -----------------    -----------     --------------    ------------
  $6.61 - $7.00        288,723          4 years            $6.66            88,741            $6.65

Had compensation cost for the Company's 1996 options been determined consistent with SFAS 123, the Company's net income, net income applicable to common stockholders' and net income per common share for 1996 would approximate the pro forma amounts below:

                                                                                    1996                            1995
                                                                       ---------------------------       ---------------------------
                                                                       AS REPORTED       PRO FORMA       AS REPORTED       PRO FORMA
                                                                         -------         --------          --------         --------
Net income .....................................................         $18,321         $(59,326)         $941,783         $932,836
                                                                         =======         ========          ========         ========
Net income applicable to common stockholders ...................         $18,321         $(59,326)         $941,783         $932,836
                                                                         =======         ========          ========         ========
Net income per common share ....................................         $  0.01         $   (.02)         $   0.37         $   0.36
                                                                         =======         ========          ========         ========

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

Subsequent to December 31, 1996, the Company's Board of Directors approved the grant of options covering the purchase of 282,000 shares of stock at $6.20 per share. The stock purchase options become exercisable ratably over a three year period beginning February 11, 1997 and terminate February, 2007.

STOCK PURCHASE AGREEMENTS

On March 21, 1994, the Company had a private placement stock offering of 45,000 units, consisting of one share of common stock and one common stock purchase warrant (unit) for $7.86 per share based on 85% of the average of the high and low bid price per share on the first day of the offering which was March 21, 1994. The warrant included in the unit entitles the holder thereof to purchase one share of common stock at a purchase price of $9.25 per share for a three-year period. The private placement resulted in a total of 29,721 shares being sold for $233,607. A portion of the sale was financed by the Company; actual cash received as of December 31, 1994, was $126,473. The total amount of $233,607 was recorded as common stock and additional paid-in capital and equity has been reduced for these sales for which cash has not been received as of December 31, 1994 and 1995. During 1996, the Company determined that certain receivables ($69,449) recorded under this plan were not collectible.

12. COMMITMENTS AND CONTINGENCIES:

LEASES

The Company and its subsidiaries have leased office space at various locations under noncancelable agreements which expire between January 1, 1997, and August 31, 2005, and require various minimum annual rentals. Total minimum rental commitments at December 31, 1996, are due as follows:


                            1997             $1,441,373
                            1998              1,272,979
                            1999              1,134,334
                            2000                948,141
                            2001                836,746
                            Due thereafter      842,713
                                             ----------
                                             $6,476,286
                                             ==========

SELF-FUNDED INSURANCE PLANS

During 1995, the Company became self-insured for workers' compensation claims in the State of Louisiana up to certain policy limits. Claims in excess of $200,000 per incident and $756,000 in the aggregate are insured by third party reinsurers. The Company has accrued a liability for outstanding and incurred, but not reported claims based on historical experience. Such reserves totaled approximately $519,000 and $389,000 at December 31, 1996 and 1995, respectively, and are included in accrued insurance in the accompanying financial statements. In connection with the self insurance and as required by the State of Louisiana, the Company issued a $175,000 letter of credit in favor of the Louisiana Department of Labor, which expired February 17, 1997, and was renewed to February 17, 1998.

PLANNED SURGICAL CARE CENTER PROJECTS

The Company is pursuing a number of planned surgical center projects to be developed or purchased. While negotiations are being conducted in connection with a number of possible projects, the Company has made no formal commitments in this area beyond the investment discussed in Note 4.

OTHER

The Companies are subject to various types of claims and disputes arising in the course of their businesses. While the resolution of such issues is not presently determinable with certainty, management believes that the ultimate resolution of such matters will not have a significant effect on the Companies' financial position or results of operations.

13. PENSION PLAN:

The Company adopted a pension plan qualified under Internal Revenue Code 401(k) for all employees who are 21 years of age and have at least one year of service. Under the plan, eligible employees may elect to defer a portion of their compensation, subject to internal revenue service limits. The Company may make matching contributions equal to a discretionary percentage of the employee's salary reductions. No matching contribution was made for the year ended December 31, 1995. A matching contribution for the year ended December 31, 1996 was made in 1997.

14. PROPOSED BUSINESS COMBINATION:

The Company signed a letter of intent on October 17, 1996 to merge with Complete Management, Inc. (CMI) following completion of the due diligence process and shareholder approval. If the merger were completed, AMEDISYS, INC. would become a wholly owned subsidiary of CMI, a provider of physician practice management services in the State of New York.

In connection with discussions with management of CMI regarding the proposed future strategic direction of the Company, management concluded in December, 1996, that the realization of certain previously recorded assets might not be assured and, accordingly, wrote off the portion of these investments (approximately $623,000 consisting primarily of advances made to develop a proposed managed care organization and certain nonoperating equipment) believed to be unrealizable through future operations.

On March 17, 1997, the Company and CMI announced that they had mutually determined not to proceed with the proposed merger. This decision is not expected to materially alter the Company's strategic direction.

15. SEGMENT INFORMATION:

The Company operates principally in three business segments: Outpatient Surgery, Physician Services and Nursing Services. The following shows industry segment information for the fiscal years ended December 31, 1996 and 1995 (in thousands):
                                                            1996           1995
                                                        --------       --------
            Net Service Revenues:
              Outpatient Surgery .................      $  4,626       $  3,601
              Physician Services .................         2,839          2,322
              Nursing Services ...................        38,595         31,666
                                                        --------       --------
                     Total .......................        46,060         37,589
                                                        --------       --------
            Operating Income:
              Outpatient Surgery .................           753            853
              Physician Services .................          (370)           (54)
              Nursing Services ...................           761            581
                                                        --------       --------
                     Total .......................         1,144          1,380
                                                        --------       --------
            Other Expenses .......................        (1,178)          (250)
                                                        --------       --------
            Income before income taxes and minority
              interest ...........................      $    (34)      $  1,130
                                                        ========       ========

                                                           CAPITAL EXPENDITURES
                                                          ----------------------
                                                           1996            1995
                                                          ------            ----
Outpatient Surgery ...........................            $2,284            $289
Physician Services ...........................               119               5
Nursing Services .............................               562             152
                                                          ------            ----
         Total ...............................            $2,965            $446
                                                          ======            ====

                                                   DEPRECIATION AND AMORTIZATION
                                                   -----------------------------
                                                    1996                 1995
                                                    ----                 ----
Outpatient Surgery ..........................       $281                 $153
Physician Services ..........................        207                  126
Nursing Services ............................        457                  368
                                                    ----                 ----
         Total ..............................       $945                 $647
                                                    ====                 ====

                                                           IDENTIFIABLE ASSETS
                                                       -------------------------
                                                         1996              1995
                                                       -------           -------
Outpatient Surgery .........................           $ 6,781           $ 3,412
Physician Services .........................             1,347             1,221
Nursing Services ...........................             8,731             6,904
                                                       -------           -------
                                                       $16,859           $11,537
                                                       =======           =======