Form 10-K405/A
period 1996-12-31
AMEDISYS INC
filed 1997-04-16
CIK 896262

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K-A

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

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulations S-K in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Issuer's revenues for the year ended December 31, 1996 were $46,060,226.

         The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the last sale price as quoted by the NASDAQ Small Cap Market on April 10,1997 was $11,122,913. As of April 10, 1997 registrant has 2,584,549 shares of Common Stock outstanding.

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

         The Company provides services through a network of subsidiaries, which consist of the following:

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

         The acquisitions of Home Care Plus, Inc., Health Care Services 24, Inc. and Priority Home Care, Inc. were accounted for using the purchase method and as a result, operations of these entities subsequent to the date of acquisition have been included in the consolidated financial statements. Unaudited pro forma consolidated results of operations for the years ended December 31, 1995 and 1994 as though these companies had been acquired as of January 1, 1994 are as follows:

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

         Revenues from the Company's home care operations for the years ended December 31, 1996, 1995 and 1994 were approximately $26,056,767 or 57% of total revenues, $17,891,744 or 48% of total revenues and $10,377,000 or 36% of total revenues, respectively.

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

         Revenues from the Company's home health care management services for the years ended December 31, 1996 and 1995 were approximately $530,642 or 1.2% of total revenues and $260,503 or .7%, respectively. These revenues are included in home care operations. The division began operations in 1995.

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

         Outpatient surgery centers have a strong appeal to physicians because of flexible operating schedules, shorter turnaround times of operating suites and a willingness to provide specialized equipment and personalized services for the physicians and the patients. Physicians can also own surgery centers if they are a participating physician in the centers. According to SMG, independent outpatient surgery centers, have gained market share from hospital centers in that hospital centers were projected to perform only 67% of all outpatient surgeries in 1995, compared with 89% in 1984--a loss of over 20% in eleven years.

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

         Revenues for the Company's physician services division for the years ended December 31, 1996, 1995 and 1994 were approximately $2,839,134 or 6% of revenue, $2,322,433 or 6% of revenue and $1,001,000 or 4% of revenue, respectively.

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

FUTURECARE

         In February, 1996 the Company formed FutureCare, Inc. ("FutureCare"), a Nevada corporation, to organize and operate a preferred provider network (PPO), provide health care services to independent health care providers, and to merge with and capitalize FutureCare Health Plans of Louisiana, Inc. (Health Plans) which is licensed as a health maintenance organization (HMO) in the state of Louisiana.

         The Company currently owns 51% of FutureCare. Upon completion of a planned offering to capitalize FutureCare, it would merge with Health Plans and the Company's ownership would be reduced to 19% of Health Plans. The Company owns approximately 33% of Health Plans and has provided $1 million to Health Plans in order to enable it to meet the capital requirements for licensing as a HMO in the state of Louisiana. The Company also loaned Health Plans approximately $400,000 for development costs, which may be reimbursed upon completion of a securities offering of FutureCare stock, although the completion of such an offering is not assured.

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

         The escalating cost of home health care has attracted national attention. Legislation changing the cost reimbursement system of Medicare payments to home health care agencies to a prospective pay system will be introduced in the upcoming Congressional session. Prospective pay legislation has not been adopted in the past but a change to this type of system would allow agencies who reduce and manage their costs to be profitable. This change would have a significant impact on the industry. The increasing trend of Medicare enrollees utilizing managed care plans will also encourage a reduction in home health care costs through a reduction in per visit fees. Case management systems may also limit the number of visits approved for a particular diagnosis. The Company cannot predict with certainty what impact, if any, these changes may have on the Company's business.

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

         The Company strives to comply with all federal, state and local regulations and has satisfactorily passed all federal and state inspections and surveys. The ability of the Company to operate properly will depend on the Company's ability to comply with all applicable healthcare regulations.

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

         Identifying new market niches by working with corporate and regional operational managers is an ongoing process. Regional efforts of administrators and managers are supported by community relation directors and client service coordinators as well as staffing coordinators.

EMPLOYEES

         As of December 31, 1996, the Company had 456 full time employees, excluding part time field nurses and other professionals in the field. Full time employees include 9 in administration, 63 with operational responsibilities including regional administrators and directors, 198 full time clinical field staff ( including clinical coordinators, RNs, LPNs/LVNs, home health aides and other allied health professionals), 29 staffing coordinators, 13 MIS and business development personnel and 144 clerical support staff.

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

         Supplemental staffing nurses are paid on a contractual shift basis. Home health care employees who are field staff may be paid on salary or per-visit basis.

         The Company believes that its employee relations are good. It successfully recruits employees and many employees are shareholders.

         None of the Company's employees are represented by labor organizations.

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

            SELECTED HISTORICAL STATEMENT OF INCOME DATA (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         1996            1995(1)            1994(1)         1993(1)        1992(1)
                                                     -----------       -----------       -----------     -----------       -------
   Net Service Revenue ........................      $    46,060       $    37,589       $    28,902     $    22,445       $18,132
   Cost of Service Revenue ....................           26,405            22,424            16,996          14,674        11,503
                                                     -----------       -----------       -----------     -----------       -------
        Gross Margin ..........................           18,511            15,165            11,906           7,771         6,629
   General/Administrative Expenses ............           18,511            13,785             9,740           7,204         6,323
                                                     -----------       -----------       -----------     -----------       -------
         Operating Income .....................            1,144             1,380             2,166             567           306
   Other Income and Expense ...................           (1,124)             (238)             (248)            (33)          112
                                                     -----------       -----------       -----------     -----------       -------
         Income for Expense....................               (2)             (200)              (13)            (39)          (29)
   Net Income .................................      $        18       $       942       $     1,905     $       495       $   389
                                                     ===========       ===========       ===========     ===========       =======
EARNINGS PER COMMON SHARE .....................      $      0.01       $      0.37       $      0.75     $      0.22       $  --
                                                     ===========       ===========       ===========     ===========       =======
WEIGHTED AVERAGE SHARES OUTSTANDING ...........        2,575,000         2,570,000         2,525,000       2,285,000        N/A(2)
                                                     ===========       ===========       ===========     ===========       =======
PROFORMA INFORMATION (UNAUDITED)(1)
   Net Income (Historical) ....................      $        18       $       942       $     1,905     $       495       $   389
   Proforma adjustments:
      Income Taxes on SCC Results .............             --                 191               646             155           103
                                                     -----------       -----------       -----------     -----------       -------
   Proforma Net Income ........................      $        18       $       751       $     1,259     $       340       $   286
                                                     ===========       ===========       ===========     ===========       =======
   Proforma Earnings Per Common Share .........      $      0.01       $      0.29       $      0.50     $      0.15       $  --
                                                     ===========       ===========       ===========     ===========       =======
BALANCE SHEET DATA
Total Assets ..................................      $    16,859       $    11,537       $     9,160     $     7,190       $ 5,253
Total Long-term Obligations ...................      $     3,223       $     1,490       $     1,537     $       642       $   403

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

         Nursing services increased to $38,594,983 in 1996 from $31,665,978 in 1995, an increase of 22%. Nursing services revenues are comprised of supplemental staffing and home health care business segments. Supplemental staffing revenues were $12,538,216 in 1996 compared to $13,774,234 in 1995, a 9% decrease. The decrease is attributable to hospital consolidations in some markets in which nursing staffs were combined and hospital internal staffing pools were utilized. Some markets such as Houston and Dallas had an increased demand for staffing services after hospital consolidations and subsequent restructuring was stabilized. Home health care grew to $26,056,767 in 1996 from $17,891,744 in 1995, or 46%. Home health care revenue growth in 1996 was internal and resulted from expanding market share in existing offices, opening branch offices and increasing the scope of services and the physician referral base. Improvements in internal monitoring and tracking systems also reinforced expansion efforts.

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

         Physician services revenues increased by 22% to $2,839,134 from $2,322,433 in 1996 and 1995, respectively. The Company's home health care management services' revenues increased to $530,642 in 1996 from $260,503 in 1995. These business segments are both in early phases of development.

         Gross margin increased to $19,655,440 or 43% of revenue in 1996 from $15,164,896, or 40% of revenues in 1995. The improvement was primarily due to changes in the nursing services division. Pay for home health care field nurses was restructured and flat fees replaced mileage reimbursements for travel for home health care visits. A standardized operations model for home health care offices was instituted with staffing guidelines based on business volume. Gross margins were also positively affected by increased billing rates in the staffing business. Rates were increased according to market conditions which included the supply and demand ratios of nursing personnel and the intensity of competition. The Company also instituted a self-insured workers compensation fund which reduced costs.

         The Company's physician services division also increased its gross margin by converting ownership arrangements in physician practices to MSO agreements. The Company divested itself of ownership agreements beginning in 1995 and completed the process in 1996.

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

         Operating income declined to $1,143,742 or 2% of revenue for 1996 compared to $1,379,930 or 4% of revenue for 1995. The decrease in operating income resulted from the increase in general and administrative expenses in the outpatient surgery and physician practice management divisions. The Company has implemented its new budgeting system in all of its business units and this system will closely monitor costs and assist managers to make cost adjustments on an ongoing basis.

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

         The gross margin of $15,164,896 as a percentage of revenue decreased slightly to 40% for the year ended December 31, 1995, from $11,906,208, or 41% for the year ended December 31, 1994. General and administrative expenses increased to $13,784,966 from $9,739,755, an increase of 3% as a percentage of revenue for the year ended December 31, 1995 compared to the year ended December 31, 1994. The reasons for these changes in gross margin and general and administrative expense are the following: (1) an increase in home health visits by the nature of the cost reimbursement system of Medicare is accompanied by an increase in the cost of revenue, (2) decline in the outpatient surgery revenue because of changes in the payor mix which reduced revenues for individual cases, and (3) the expansion in physician services which required some start-up expenses before revenues were generated.

         Operating income decreased by $786,523 or 36% for the year ended December 31, 1995 compared to the year ended in December 1994. Operating income was affected by an operating loss in two physician clinics of $260,000, reduced margins in outpatient surgery, and increased expenses in outpatient surgery to improve the quality of care.

         The Company's net income of $941,783 in 1995 represented a decrease of $963,252, compared to net income in the year ended December 31, 1994. The reduction was due partially to a loss of $349,000 in three of the Company's physician practices in which the Company maintained an ownership interest. Most ownership interests were divested in the fourth quarter of 1995 and were replaced with management arrangements. The Company's net income was also affected by lower net revenues in the outpatient surgery segment of the business in 1995 compared to 1994. The decrease was due to changes in the payor mix with a larger percentage of fees from Medicare, Medicaid, and managed care organizations.

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

LIQUIDITY AND CAPITAL RESOURCES

         At December 31,1996, the Company had a revolving bank line of credit of $4,500,000 bearing interest at the lender's prime rate. Subsequent to year end, the line of credit was increased to $5,500,000. As of December 31, 1996 $121,312 was available under the line of credit. The line of credit is collateralized by 80% of eligible receivables in staffing and outpatient surgery and 75% in home health care. Eligible receivables are defined principally as trade accounts that are aged less than 90 days for staffing and outpatient surgery and 120 days for home health care. To date, the Company has no other source of external financing.

         Net cash provided by operating activities decreased from $1,552,186 in the year ended December 31,1995 to $(934,841) in the year ended December 31, 1996. Net cash used in investing activities increased from $(393,326) in the year ended December 31,1995 to $(2,712,961) in the year ended December 31, 1996. This increase is attributable to an increase in the fixed asset acquisitions in the current period.

         Net cash used by in financing activities increased from $(429,660) for 1995 to $3,881,963 of net cash provided for the year ended December 31, 1996. This change is primarily due to the debt financing provided by Merrill Lynch for the purchase of equipment for St. Luke's SurgiCenter which began operations in November, 1996.

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

         MITCHEL G. MOREL was named Chief Financial Officer of the Company in June 1994 and also served as vice president of finance from February 1991. He is responsible for directing financial activities and financial reporting systems of the organization. From October 1989 to January 1991, Mr. Morel served as comptroller of Amedisys Staffing Services, Inc., a subsidiary of the Company. From March 1988 to October 1989, he was senior accountant at the certified public accounting firm of Ellis-Apple and Company. He was senior accountant with the certified public accounting firm of Barrett and Company from December 1984 to March 1988 and supervisor of cost accounting at AMI, Inc. in Baton Rouge, Louisiana from October 1983 to November 1984. Mr. Morel has a Bachelor of Science degree in business administration with a major in accounting from Louisiana State University and he is licensed as a Certified Public Accountant in the state of Louisiana. Mr. Morel is a member of various national and state accounting associations.

         CHARLES M. MCCALL has served as President of Nursing Services since February, 1997 . In that position he is responsible for all operations of the Company's temporary staffing and home health care businesses. From November, 1995 to January, 1997, he was Vice President of Operations of that division and he was Vice President of Operations of AMEDISYS Staffing Services, Inc. and AMEDISYS Nursing Services, Inc. from May 1994 to November 1995. From 1991 to 1994 he was Regional Vice President of ATC Nursing Services, Inc. and from 1990 to 1991 he was President of AMERINURSE, a wholly owned subsidiary of AMEDISYS, Inc. which has since been incorporated into AMEDISYS Nursing Services, Inc. From 1988 to 1991 he was Vice President of Operations and Research and Development of AMEDISYS Staffing Services, Inc. From 1986 to 1988 Mr. McCall was President of Analytical Nursing Management Corporation of Texas, Inc. , a subsidiary of AMEDISYS Staffing Services, Inc. From 1984 to 1986 , he was administrator of Immediate Medical Care in Lake Charles, La. and from 1983 to 1987 Mr. McCall held various administrative and clinical positions in emergency room, critical care and family practice nursing. From 1978 to 1981 , he was Director of Nursing at Cameron Medical Center and Deputy Coroner of Cameron Parish. He has a B.S. in Allied Health from Our Lady of Holy Cross College and he is a graduate of the Charity Hospital School of Nursing.

         LYNNE S. BERNHARD was named President of AMEDISYS Resource Management in April, 1996. In that position she is responsible for the operations of the management services organization which specializes in home health care management and consulting. She served as President of Nursing Services from January 1995 to March 1996 and from March 1993 to February 1996, she was President of AMEDISYS Specialized Medical Services, Inc., the Company's home health care subsidiary. She served as executive director of clinical operations and the administrator of home health services from October 1988 to March 1993. Prior to her affiliation with the Company, Ms. Bernhard was director of home health care services for Medical Personnel Pool in Baton Rouge from August 1985 to September 1988. She was a professional recruiter at Our Lady of the Lake Regional Medical Center in Baton Rouge from September 1983 to August 1985; a nurse recruiter for Qualicare Corporation from April 1981 to September 1983, sales representative for Marnel Pharmaceuticals from March 1981 to April 1982; a staff nurse at Our Lady of the Lake Regional Medical Center from July 1977 to March 1981; and a staff nurse at Magnolia City Hospital in Magnolia, Arkansas from June 1976 to July 1977. Ms. Bernhard has an Associate's degree in nursing from Southern Arkansas University and she attended the College of St. Frances in Tollier, Illinois. She is a member of various professional associations including the American Nurses Association.

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

         DR. ALAN J. OSTROWE has served as a director of the Company since July 1994. He previously served as President of General Anesthesia Services, Inc., an affiliated company. He is a Baton Rouge physician specializing in anesthesiology since 1971 and pain management since 1991. He received his medical degree from New York Medical College in 1966. He is a Fellow of the American College of Anesthesiologists, a Diplomate of the American Board of Anesthesiology and a Diplomate of the American Academy of Pain Management. He is on the medical staffs of Our Lady of the Lake Regional Medical Center, Baton Rouge General Medical Center, Medical Center of Baton Rouge and the Woman's Hospital of Baton Rouge. He is on the board of directors of GulfWest Oil Company and is the medical director of AMEDISYS.

         DR. BORIS L. PAYAN was elected to the Board of Directors in February, 1996. Dr. Payan is a Houston physician specializing in anesthesia and has maintained a private practice since 1962. Dr. Payan was one of the founding members of Surgical Care Centers of Texas, L.C. for whom he has served as a director since 1978. He received his medical degree from the University of Havana, Cuba and completed a year of internship at Curie Hospital in Cuba and a second year at Methodist Hospital in Houston. He did his residency at St. Luke's Hospital, St. Joseph's Hospital and at Baylor College of Medicine in Houston. He is on staff at Southern Medical Center and he holds memberships in the Harris County Medical Society, Texas Medical Association, Texas Society of Anesthesiologists, Texas Gulf Coast Anesthesia Society, the American Society of Anesthesia and the American Medical Association. He is a director on the board of First Bank of Houston.

         Directors serve until the expiration of their term at the annual meeting of stockholders. All officers serve at the discretion of the Board of Directors. In January 1997, Promod Seth ceased his role as Chief Operating Officer of the Company, a position he held since December 1995. Directors receive hourly compensation of $100 for board meetings and reimbursements for reasonable out-of-pocket expenses to attend Board Meetings.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10 percent of the Company's common stock, to file reports of ownership and changes of ownership with the securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). Based solely on the reports received by the Company, the Company believes that the directors, executive officers, and greater than ten percent beneficial owners complied with all applicable filing requirements during the fiscal year ended December 13, 1996, except as follows. In August 1996, the following officers were issued five-year options to purchase shares of common stock at $6.61 per share and failed to timely report the transaction on a Form 4 and Form 5: (1) William Borne was issued an option to purchase 35,000 shares; (ii) Irv Gregory was issued an option to purchase 28,500 shares; (iii) Mitch Morrel was issued an option to purchase 18,500 shares; (iv) Barbara Carey was issued an option to purchase 9,500 shares; and (v) Lynne Bernhard was issued an option to purchase 18,500 shares.

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

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

                                                                       ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                                                          ------------------------------------------       ---------------------
                                                                                           OTHER
                                                                                           ANNUAL                    ALL OTHER
                                             YEAR          SALARY           BONUS       COMPENSATION      OPTIONS   COMPENSATION
                                             ----         --------         -------      ------------      ------    ------------
William F. Borne ...................         1996         $153,771            --             --           35,000         --
Chief Executive Officer ............         1995          130,350         $20,000           --            3,250         --
                                             1994          101,000          35,000           --             --           --

Lynne S. Bernhard, .................         1996         $ 90,645            --           18,500           --
President, Nursing .................         1995           78,958         $17,500           --            3,250         --
Services ...........................         1994           75,000          30,000           --             --           --


Irvin T. Gregory, ..................         1996         $127,300         $  --             --           28,500         --
President, Outpatient                        1995             --              --             --             --           --
Surgery                                      1994             --              --             --             --           --

EMPLOYMENT AGREEMENTS

         None of the officers of the Company is subject to an employment agreement, except for Mr. Borne. Effective October 1996, Mr. Borne entered into an employment agreement expiring in December 1997 providing for the payment of $15,000 pe month, with an annual bonus equal to the greater of (i) 25% of the base salary for the applicable year if the Common Stock price achieves a 20% increase during such relevant period or (ii) 100% of the base salary for the applicable year if certain earning projections are met or if the Common Stock achieves a 50% increase during such relevant period.

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

                            1996 STOCK OPTION GRANTS

                                                                                                         POTENTIAL REALIZABLE VALUE
                                                                                                          AT ASSUMED ANNUAL RATES OF
                                                                                                           STOCK PRICE APPRECIATION
                             OPTIONS            PERCENT OF                                                     FOR OPTION TERM
                             GRANTED          TOTAL OPTIONS        EXERCISE PRICE                        ---------------------------
                            (SHARES)             GRANTED            (PER SHARE)         EXPIRATION DATE      5%            10%
                            --------          -------------         -------------       ---------------  -----------  -------------
William F. Borne              35,000              14.67                $6.61              August 2001    $87,066.00   $164,210.68
Lynne S. Bernhard             18,500               7.75                $6.61              August 2001    $46,020.60   $ 86,797.07
Irvin T. Gregory              28,500              11.95                $6.61              August 2001    $70,896.60   $133,714.41

                            *1997 STOCK OPTION GRANTS

                                                                                                         POTENTIAL REALIZABLE VALUE
                                                                                                          AT ASSUMED ANNUAL RATES OF
                                                                                                           STOCK PRICE APPRECIATION
                             OPTIONS            PERCENT OF                                                     FOR OPTION TERM
                             GRANTED          TOTAL OPTIONS        EXERCISE PRICE                        ---------------------------
                            (SHARES)             GRANTED            (PER SHARE)         EXPIRATION DATE      5%            10%
                            --------          -------------         -------------       ---------------  -----------  -------------
William F. Borne              34,525              13.39                $6.20              February 2007  $193,930.29  $436,280.77
Lynne S. Bernhard             14,644               5.68                $6.20              February 2007  $ 82,256.77  $185,051.28
Irvin T. Gregory              29,365              11.39                $6.20              February 2007  $164,946.06  $371,075.59

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

                      Aggregated Option Exercises in 1996
                           and Year-End Option Values

                       Shares                       Number of                    Value of
   Name             Acquired on    Value           Securities                   Unexercised
                      Exercise   Realized          Underlying                   in-the-money
                                                   Unexercised                   Options(1)
                                                     Options
                                            Exercisable   Unexercisable  Exercisable   Unexercisable
---------------------------------------------------------------------------------------------------
William F. Borne        --          --    26,425            46,330        $20,363       $39,101

Lynne S. Bernhard       --          --    14,298            22,096        $ 9,885       $18,144

Irvin T. Gregory        --          --    19,288            38,577        $16,357       $32,716

(1) Computed based on the differences between the fair market value and aggregate exercise prices.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table and notes thereto set forth certain information regarding beneficial ownership of the Company's Common Stock as of April 10, 1997 for: (i) each person known by the Company to beneficially own more than five percent of the Company's Common Stock; (ii) each of the Company's directors; (iii) each named executive officer; and (iv) all directors and officers of the Company as a group.


                                                SHARES OF        PERCENT OF
NAME AND ADDRESS                              COMMON STOCK      VOTING POWER
William F. Borne
3029 S. Sherwood Forest Blvd., Suite 300        478,709             18.0%
Baton Rouge, LA 70816

Lynne S. Bernhard
3029 S. Sherwood Forest Blvd., Suite 300         78,702(5)           3.0%
Baton Rouge, LA 70816

Karl A. LeBlanc, M.D
7777 Hennessy Boulevard, Suite 612               23,153(6)            *
Baton Rouge, LA 70808

Key Nursing Corporation(2)
627 Fairway Drive                                82,947              3.2%
Thibodaux, LA 70301

William M. Hession, Jr.(2)
627 Fairway Drive                               102,915(7)           4.0%
Thibodaux, LA 70301

Alan J. Ostrowe, M.D
3029 S. Sherwood Forest Blvd., Suite 300         60,759(7)           2.3%
Baton Rouge, LA 70816

Irvin T. Gregory
12700 N. Featherwood, Suite 240                  84,503(8)           3.2%
Houston, TX 77034

Boris L. Payan, M.D.(4)
3534 Vista                                      249,226(7)           9.6%
Pasadena, TX 77504

Jose R. Reyes, M.D
3534 Vista                                      184,007(9)           7.1%
Pasadena, TX 77504

ALL OFFICERS AND DIRECTORS AS A GROUP (11
PERSONS)                                      1,207,265(10)         41.4%
--------------
*   Less than 1%

(1) Does not include 38,500 shares held in trust for Mr. Borne's minor children.

(2) Mr. Hession is an affiliate of Key Nursing Corporation, the record holder of these shares of Company Common Stock.

(3) Includes 30,000 shares owned of record by R.P. & H., Inc., an affiliate of the shareholder.

(4) Includes warrants and options to purchase 72,775 shares of common stock.

(5) Includes warrants and options to purchase 36,394 shares of common stock.

(6) Includes warrants and options to purchase 19,533 shares of common stock.

(7) Includes warrants and options to purchase 18,333 shares of common stock.

(8) Includes warrants and options to purchase 57,865 shares of common stock.

(9) Includes warrants and options to purchase 10,000 shares of common stock.

(10) Includes warrants and options to purchase 330,918 shares of common stock.

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

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of April, 1997.

                                                 AMEDISYS, INC.

                                                 By /s/ WILLIAM F. BORNE
                                                         WILLIAM F. BORNE,
                                                         Chief Executive Officer
                                                         and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    SIGNATURE                                     TITLE                                  DATE
--------------------                 ------------------------------------           --------------
/s/ WILLIAM F. BORNE                 Chief Executive Officer and Director           April 16, 1996
    WILLIAM F. BORNE                 (Principal Executive Officer)

/s/ MITCHEL G. MOREL                 Chief Financial Officer (Principal             April 16, 1996
    MITCHEL G. MOREL                 Financial and Accounting Officer)

/s/ WILLIAM M. HESSION, JR.          Director                                       April 16, 1996
    WILLIAM M. HESSION, JR.

/s/ KARL A. LEBLANC                  Director                                       April 16, 1996
    KARL A. LeBLANC, M.D.

/s/ ALAN J. OSTROWE                  Director                                       April 16, 1996
    ALAN J. OSTROWE, M.D.

/s/ BORIS L. PAYAN                   Director                                       April 16, 1996
    BORIS L. PAYAN, M.D.

/s/ IRVIN T. GREGORY                 Director                                       April 16, 1996
    IRVIN T. GREGORY

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
                                                       =========      =========

Total tax expense (benefit) on income before taxes resulted in effective tax rates that differed from the federal statutory income tax rate due solely to state income taxes and nondeductible expenses in 1996. A reconciliation follows for 1995 and 1994:


                                                           1995           1994
                                                        -------        -------
         Income taxes computed at federal
           statutory rate ........................        34.00%         34.00%
         State income taxes ......................         2.00            .39
         ASC income prior to merger (Note 2) .....       (16.88)        (33.40)
         Losses of unconsolidated subsidiaries ...         8.33          (0.65)
         Write-off of notes receivable from
           unconsolidated subsidiaries ...........       (14.39)          --
         Net operating losses utilized ...........         --            (1.61)
         Nondeductible expenses and other ........         4.60           1.96
                                                        -------        -------
                  Total ..........................        17.66%          0.69%
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