Form 10-Q
period 1997-03-31
AMEDISYS INC
filed 1997-05-15
CIK 896262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
--------------------------------------------------------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1997

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the transition period from ________________ to ________________

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

                                 (504) 292-2031
              (Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

Number of shares of Common Stock outstanding as of March 31, 1997:
2,584,549 shares

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheet as of March 31, 1997 and
        December 31, 1996..................................................3

        Consolidated Statements of Income for the Three Months
        ended March 31, 1997 and 1996......................................4

        Consolidated Statements of Cash Flows for the Three Months
        ended March 31, 1997 and 1996......................................5

        Notes to Consolidated Financial Statements.........................6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS................................6

        General............................................................7

        Industry Overview..................................................8

        Company Overview of Business Segments..............................8

        Health Care Provider Services
                 Outpatient Surgery........................................8
                 Home Health Care..........................................9
                 Supplemental Staffing.....................................9

        Management Services................................................9
                 Home Health Care Management Services......................9
                 Physician Practice Management Services....................10
                 FutureCare................................................10

        Results of Operations..............................................10
                 Liquidity and Capital Resources...........................12
                 Inflation.................................................13
                 Seasonality...............................................13


                                           PART II.
                                      OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................13

ITEM 2. CHANGES IN SECURITIES..............................................13

ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................13

ITEM 5. OTHER INFORMATION..................................................13

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................13

Amedisys, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
as of March 31, 1997 and December 31, 1996
(Unaudited)

                                                    March 31,      December 31,
ASSETS                                                1997             1996

Current Assets:
  Cash .........................................   $ 1,317,246     $ 1,104,165
  Accounts Receivable, Net of Allowance
    for Doubtful Accounts of $690,379
    in March 1997 and $732,166 in Dec 1996 .....     8,943,255       8,270,982
  Prepaid Expenses .............................       388,382         264,125
  Other Current Assets .........................       537,544         515,993
                                                   -----------     -----------
      Total Current Assets .....................    11,186,427      10,155,265

Notes Receivable:
  Related Parties ..............................       215,425         190,208
  Other
Property, Plant and Equipment, Net .............     4,747,613       4,609,718
Other Assets, Net ..............................     1,965,873       1,903,596
                                                   -----------     -----------
      Total Assets .............................   $18,115,338     $16,858,787
                                                   ===========     ===========
LIABILITIES

Current Liabilities:
  Notes Payable ................................   $ 5,053,228     $ 4,378,688
  Current Portion of Long-Term Debt ............       779,266         779,266
  Accounts Payable .............................     1,097,104       1,416,259
  Accrued Expenses:
    Payroll and Payroll Taxes ..................       980,703       1,033,250
    Income Taxes ...............................       148,269               0
    Insurance ..................................       827,490         642,607
    Other ......................................       861,813         882,627
                                                   -----------     -----------
        Total Current Liabilities ..............     9,747,873       9,132,697

Notes Payable to Related Parties ...............       929,252         943,592
Long-Term Debt .................................     2,585,541       2,279,448
                                                   -----------     -----------
        Total Liabilities ......................    13,262,666      12,355,737
                                                   -----------     -----------
Minority Interest ..............................       176,562         188,269
                                                   -----------     -----------
STOCKHOLDERS' EQUITY
  Common Stock .................................         2,585           2,576
  Additional paid-in capital ...................     1,976,101       1,915,514
  Stock Subscriptions Receivable ...............           -73            -266
  Retained Earnings ............................     2,697,497       2,396,957
                                                   -----------     -----------
      Total Stockholders' Equity ...............     4,676,109       4,314,781
                                                   -----------     -----------
        Total Liabilities and Stockholders'
          Equity ...............................   $18,115,338     $16,858,787
                                                   ===========     ===========

See accompanying notes to financial statements.

Amedisys, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
for the three months ended March 31, 1997 and 1996
(Unaudited)

                                                                                March 97                             March 96
Income:
  Service revenue ............................................        $13,384,717          100.0%        $10,116,199          100.0%
  Cost of service revenue ....................................          7,879,172           58.9%          5,617,100           55.5%
                                                                      -----------                        -----------
    Gross margin .............................................          5,505,545           41.1%          4,499,099           44.5%
                                                                      -----------                        -----------
General and administrative expenses:
  Salaries and benefits ......................................          2,734,469           20.4%          2,045,637           20.2%
  Other ......................................................          2,156,361           16.1%          2,093,189           20.7%
                                                                      -----------                        -----------
    Total general and administrative expenses ................           4,890,83           36.5%          4,138,826           40.9%
                                                                      -----------                        -----------
    Operating income .........................................            614,716            4.6%            360,273            3.6%
                                                                      -----------                        -----------
Other income and expense:
  Interest income ............................................              2,361            0.0%             21,983            0.2%
  Interest expense ...........................................           -184,275           -1.4%           -114,663           -1.1%
  Miscellaneous ..............................................             17,862            0.1%             49,381            0.5%
                                                                      -----------                        -----------
    Total other income and expenses ..........................           -164,052           -1.2%            -43,299           -0.4%
                                                                      -----------                        -----------
Income before income taxes and minority interest .............            450,664            3.4%            316,974            3.1%

Provision (Benefit) for estimated income taxes ...............            161,831            1.2%            107,700            1.1%
                                                                      -----------                        -----------
Income before minority interest ..............................            288,833            2.2%            209,274            2.1%

Minority interest in consolidated subsidiary .................             11,707            0.1%            -15,105           -0.1%
                                                                      -----------                        -----------
  Net income .................................................        $   300,540            2.2%        $   194,169            1.9%
                                                                      ===========                        ===========
Earnings per common share ....................................            $  0.12                            $  0.08
                                                                      ===========                        ===========

Amedisys, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 1997 and 1996
(Unaudited)

                                                                                    March 97                March 96
Cash Flows from operating activities:
  Net Income ............................................................          $  300,540               $194,170
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization .....................................             308,629                178,258
      Provision for bad debts ...........................................             183,565                146,852
      Minority interest in affiliated company ...........................             -11,707                 15,105
      (Gain) on disposal of property and equipment ......................                   0                 -3,556
      Loss on sale of marketable securities .............................               1,497                      0

      Changes in assets and liabilities:
        (Increase) in accounts receivable ...............................            -855,838               -1,295,239
        (Increase) decrease in prepaid expenses .........................            -124,257                 95,780
        (Increase) in other current assets ..............................             -21,551                -67,301
        (Increase) in other assets ......................................            -112,355               -121,093
        Increase (decrease) in accounts payable .........................            -319,154                541,727
        Increase (decrease) in accrued expenses .........................             320,478               -295,654
                                                                                   ----------               --------
             Net cash (used in) operating activities ....................            -330,153               -610,951
                                                                                   ----------               --------
Cash flow from investing activities:
  Purchase of furniture, fixtures & equipment ...........................            -397,082               -712,429
  Proceeds from sale of furniture, fixtures & equipment .................                   0                  4,451
  (Increase) in notes receivable from related parties ...................             -25,217                      0
                                                                                   ----------               --------
            Net cash (used in) investing activities .....................            -422,299               -707,978
                                                                                   ----------               --------
Cash flow from financing activities:
  Net increase in borrowings on line of credit ..........................             674,539                728,310
  Payments on notes payable .............................................            -134,107               -177,992
  Proceeds from note payables ...........................................             439,248                440,222
  (Decrease) in note payable to related parties .........................             -14,339               -101,731
  Decrease in stock subscriptions .......................................                 192                  5,071
                                                                                   ----------               --------
            Net cash provided by financing activities ...................             965,533                893,880
                                                                                   ----------               --------
Net increase (decrease) in cash and cash equivalents ....................             213,081               -425,049

Cash and cash equivalents at December 31, 1996 and 1995 .................           1,104,165                870,004
                                                                                   ----------               --------
Cash and cash equivalents at March 31, 1997 and 1996 ....................          $1,317,246               $444,955
                                                                                   ==========               ========
Supplemental disclosures of cash flow information:
    Cash payments for:
      Interest ..........................................................          $  180,793               $127,965
                                                                                   ==========               ========
      Income taxes ......................................................          $   15,240               $275,000
                                                                                   ==========               ========

1.      UNAUDITED FINANCIAL INFORMATION

        The financial information as of March 31, 1997 and 1996, included herein is unaudited; however, such information reflects, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) that are necessary to present fairly the results of operations for such periods. Results of operations for the interim periods are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1997.

2.      CASH

        Cash balance includes $1,000,000 held by an entity, 33% owned by the Company, developing an HMO. The cash in the subsidiary is available to the Company at any time.

3.      INCOME TAXES

        The subsidiaries in which the Company owns interests greater that 80% file a consolidated federal income tax return. The primary care subsidiaries file individual income tax returns.

4.      SUBSEQUENT EVENTS

        As of April 17, 1997, AMEDISYS completed a placement of common stock with Plymouth Partners, LP of Overhill Avenue, Rye, New York 10580. According to the terms of the placement, the Company issued 37,500 shares of Common Stock to Plymouth Partners, LP, pursuant to a shelf registration statement for gross proceeds of $262,500. The Company issued 112,500 shares of Common Stock to Plymouth Partners, LP, pursuant to a shelf registration statement for gross proceeds of $675,000. The net proceeds from both of these offerings was $831,117.

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

GENERAL

AMEDISYS, INC. ("Company"), provides health care and management services. Health care provider services include home health care, temporary medical staffing and outpatient surgery. The Company is also developing a Management Services Organization ("MSO") which offers a comprehensive scope of management services to physician practices, Independent Practice Associations and home health care agencies. The Company provides services through a network of subsidiaries, which consist of the following:

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

        AMEDISYS SPECIALIZED MEDICAL SERVICES, INC. ("ASM"), AMEDISYS HOME HEALTH, INC. AND AMEDISYS HOME HEALTH, INC. OF TEXAS provide skilled nursing care, home health aides, physical therapy, occupational therapy, speech therapy and medical social workers to homebound patients.

        AMEDISYS SURGERY CENTERS, L. C. ("ASC") operates two outpatient surgery centers in Houston, Texas, and one surgery center in Hammond, Louisiana, which commenced operation in November, 1996.

        AMEDISYS PHYSICIAN SERVICES, INC. ("APS") provides management of physician practices and networks including Independent Practice Associations. APS also operates a laboratory.

        AMEDISYS MANAGEMENT SERVICES ORGANIZATION D/B/A AMEDISYS RESOURCE MANAGEMENT - Provides management of home health agencies.

The Company currently operates three outpatient surgery centers. The two centers in Houston are wholly owned by AMEDISYS and the recently completed center in Hammond, Louisiana is a joint venture with local physicians in which the Company owns 56%. The Company recently began construction on a fourth center, in the Houston area, which will be majority owned by physicians with the Company as a 34% shareholder and providing management services. This center is anticipating beginning operations in December, 1997.

The Company operates 17 home health care sites in Louisiana, Texas and North Carolina. All Medicare sites are accredited by the Joint Commission on Accreditation of Health Care Organizations (JCAHO) which is the nationally recognized quality standard in the home health care industry. As part of the management program for home health care agencies the Company is leasing its proprietary software system which meets Medicare financial reporting and clinical data collection requirements. The system was introduced in July 1996 after three years of development and field testing.

Temporary medical staffing offices operate in eight states with a concentration of sites in Louisiana and Texas. Private duty services were added in 1996 to offices which had dual operations of home health care and staffing.

Physician services began in 1994 with the acquistion of an Internal Medicine Group in Southeast Louisiana. The Company pursued the equity model of physician practice management and acquired and managed several primary care practices. In 1995, AMEDISYS converted its model to an MSO system which is more profitable and allows more flexibility for the physicians and the Company. The Company is also developing and managing Independent Practice Associations and developing a statewide Preferred Provider Organization in Louisiana which it will manage and "rent" to "MCOs".

In 1996, the Company was granted a license to operate a Health Maintenance Organization ("HMO") in the state of Louisiana by the Louisiana State Department of Insurance. The Company subsequently initiated on November 1, 1996 a securities offering to residents and physicians in Louisiana to fund the new company ("FutureCare Health Plans of La., Inc.") which would start and develop the HMO, and a Company-sponsored Preferred Provider Organization ("PPO"), FutureCare, Inc. The new company would be majority owned by physician investors. AMEDISYS, Inc. would retain 30% ownership and would be the managing organization. FutureCare, Inc. would allow physicians in its network to accept multi-provider capitation arrangements with health plans operating in the state of Louisiana since only licensed HMOs can accept risk arrangements with commercial insurers. FutureCare, Inc. could qualify to operate as a health plan for Medicare and Medicaid covered individuals who want a managed care plan, especially in the small and/or rural markets, and to serve as a provider network for other HMOs. From a physician perspective, this arrangement allows physicians in small and rural communities to retain those patients who want the benefits of a managed care plan. The FutureCare, Inc. network linked with alternative site providers would comprise an integrated delivery system in markets where alternative site provider services are available. (See FutureCare below.)

INDUSTRY OVERVIEW

The Company believes that the health care industry is in a period of rapid change being driven by employers and insurers who want to reduce the cost of providing health care benefits to their employees and by federal and state governments who want to decrease spending on Medicare and Medicaid programs. Managed care is emerging as a possible solution. Managed Care Organizations ("MCOs") include Health Maintenance Organizations ("HMOs") and Preferred Provider Organizations ("PPOs"). Large self insured employer groups are also trying to reduce their health care costs by negotiating with provider groups for capitated or discounted fees. The Company recognizes the industry trend towards cost reduction and has positioned its services as cost effective alternatives to hospitalization. Hospital services are the most costly in the health care delivery system. Home health care and outpatient surgery centers can provide many of the services formerly found in the hospital setting at a lower cost. The Company's management services are focused on the physician and home health care industries to help independent providers become cost effective and competitive during an era of consolidation and corporate acquistions.

Since the Company has business segments which reduce the cost of health care and relationships with physician groups, an opportunity to form integrated networks and/or service group agreements is present in some markets. These strategic alliances, networks or service groups are attractive to MCOs since they provide economies of scale, large provider panels and "one stop shop" convenience for the patients. The Company operates such agreements according to its understanding of the requirements and restrictions of the Stark legislation.

This year Congress is considering several bills which may change the cost reimbursement nature of home health care in the Medicare system. A prospective pay system which allows efficient home health care operators to retain a portion of the profits is being considered in the current Congressional session. The Company is positioned for any such legislative change. Such a change would also drive growth in the Company's MSO since many home health care agencies would need such services to adapt to such a significant change in the Medicare payment system.

COMPANY OVERVIEW OF BUSINESS SEGMENTS

HEALTH CARE PROVIDER SERVICES:

OUTPATIENT SURGERY

The Company currently operates two centers in the Houston, Texas area and one in Hammond, Louisiana which is a start-up and a joint venture with local physicians. The outpatient center in Hammond is a model which can be replicated in various markets from a physical plant, clinical and business perspective. The Company began construction on a fourth center in May, 1997 in the Houston area.

The outpatient surgery strategy of the Company fits the health care delivery system model and offers an additional platform for the the Company's physician practice management services. In addition, this business segments' margins are higher than the Company's home health care and medical staffing components.

The Company believes that the industry will grow because technological advances enable more procedures to be performed in this setting at a significantly lower cost than in a hospital surgical suite. Physicians who participate in the centers can also have ownership and share in the profits generated from facility fees.

HOME HEALTH CARE

Home health care is one of the fastest growing segments of the Company's business mix. The company has 17 home health care offices. Home health care visits for the company increased 40% from 1995 to 1996. The home health care industry is continuing to grow. Growth is driven by payors who want to reduce hospital stays by utilizing a cost effective alternative and by patients who prefer to be treated at home.

AMEDISYS was initially positioned as a specialty home health care service of highly qualified and specialized nurses who could provide quality care for acutely ill patients at home. The Company continues to provide these services and has expanded to traditional home care services as well. The Company has also positioned itself to handle changes in the home health care business by establishing systems that are necessary to succeed in the new health care environment. One of those key developments is its proprietary software system which meets the multifaceted reporting requirements of Medicare and another is achieving JCAHO accreditation with commendation.

SUPPLEMENTAL STAFFING

The Company has 12 supplemental staffing offices and has successfully competed in the industry for 13 years. The Company built its reputation on providing highly qualified specialty nurses but has since expanded to providing practical and vocational nurses, therapists and certified nurse aides. A clerical staffing program is being introduced into three test markets this year. The Company has also expanded client facilities and currently staffs hospitals, nursing homes, assisted living centers, physician offices and other home health care agencies. The Company distinguishes itself from its competitors in the following ways: (1) the ability to recruit and staff specialty nurses in all of its markets; (2) 24-hour access to staffing coordinators using computerized scheduling and information systems; (3) rigorous orientation and screening procedures; and (4) a proprietary software scheduling program which generates a faster scheduling response time than traditional methods.

MANAGEMENT SERVICES:

HOME HEALTH CARE MANAGEMENT SERVICES

AMEDISYS offers management services to home health care agencies. The scope of services provided by the Resource Management division include financial systems development, general agency management, business development, management information system support, and development of quality improvement programs. Services also include a complete program which assists a home health agency with JCAHO accreditation preparation. AMEDISYS home health software system, Analytical Medical Systems (AMS), is a comprehensive medical software system designed to monitor Medicare cost reimbursement, decrease collection turnaround time, and provide accurate utilization reports. Agencies can contract with the Company for the software system and/or a more comprehensive management package.

AMEDISYS Resource Management distinguishes itself from other management companies by (1) the availability of the software system, (2) the experience and reputation of the professional staff, and (3) the knowledge of the regulatory environment and trends among the private and governmental payors to shift to managed care.

The consolidation of the home health care delivery system and the emergence of managed care in the Medicare system should continue to drive growth in this industry.

PHYSICIAN PRACTICE MANAGEMENT SERVICES

Physician Practice Management services physician group practices and Independent Physician Associations. In the AMEDISYS system, the physician can remain independent but have access to information and business systems which allow the practice to remain competitive. The physician can choose to use the Company's management services or to join an Independent Practice Association developed and /or managed by the Company. Leverage in negotiating contracts with managed care organizations is a key reason physicians belong to Independent Practice Associations. Negotiating strength is particularly attractive in capitated (prepaid) managed care contracts. According to the Medical Group Management Association ("MGMA"), 55% of all group practices derived revenue from at risk HMO/PPO contracts in 1994--up from 53% in 1993. Group practices derived 15% of total medical revenue from at-risk managed care contracts in 1994, up slightly from 14% in 1993. AMEDISYS believes this trend will accelerate in the next five years as MCOs gain market share.

On May 1,1996, the Company signed an agreement with the Louisiana Health Care Authority, the Louisiana state agency which controls the public hospital system in Louisiana, to manage physician services at a state hospital in Lake Charles, Louisiana. Under the agreement the Company coordinates the services of the inpatient staff with community physicians working in outpatient clinics. The arrangement is a unique public-private partnership which opens access to a full range of medical services in the community.

FUTURECARE

In February, 1996, the Company formed FutureCare, Inc. ("FutureCare"), a Nevada corporation, to organize and operate a preferred provider network (PPO) of independent health care providers, and to merge with and capitalize FutureCare Health Plans of Louisiana, Inc. ("Health Plans") which is licensed as a health maintenance organization (HMO) in the state of Louisiana.

The company currently owns 51% of FutureCare. Upon completion of an offering to capitalize FutureCare, it would merge with Health Plans and the Company's ownership would be reduced to 19% of Health Plans. The Company owns approximately 33% of Health Plans and has provided $1 million to Health Plans in order to enable it to meet the capital requirements for licensing as a HMO in the state of Louisiana. The Company also loaned Health Plans approximately $400,000 for development costs, which may be reimbursed upon completion of a securities offering of FutureCare stock, although the completion of such an offering is not assured.

FutureCare and Health Plans plan to enter into a management agreement with the Company whereby the Company will become the exclusive manager and administrator of non-medical services relating to the operation of the PPO and HMO network.

The future of this project will be determined at the close of the securities offering on June 30, 1997. Since the inception of the project, federal legislation has been proposed which may allow physicians to directly contract with employer groups without being licensed as an HMO. The response of the physicians to the securities offering and the outcome of federal legislation will determine if the HMO will become operational. The PPO is currently being established and will be managed by AMEDISYS. If the proposed federal regulation is passed, the PPO could possibly directly contract with various employer groups. In the event the legislation does not pass, the Company could proceed with the HMO if market conditions in Louisiana are favorable at that time or the Company could sell its HMO license.

RESULTS OF OPERATIONS

The Company continues to show strong growth in revenue for the three months ended March 31,1997 compared to the same period last year. The Company derives revenues from provider and management services in health care. Provider services include home health care, supplemental medical staffing and outpatient surgery. Management services include physician practice and home care management. The Company's proprietary software system provides the foundation for the Company's home care management program.

The Company's revenue increased by 32% to $13,384,717 for the first three months ended March 31,1997 compared to $10,116,199 in the first three months ended March 31,1996. This increase in revenue reflects growth in each business segment. The largest increase, as a percentage of the previous year, was from home health care management which started operations in 1996. Its revenue grew significantly as more aggressive marketing strategies were implemented and the software system was introduced in January 1997.

Outpatient surgery revenues increased 108% over the same period last year due to the opening of the St. Luke's SurgiCenter in Hammond, Louisiana in November, 1996. Supplemental medical staffing increased its revenue by 58% from the same period in 1996. Its growth is attributable to increasing the scope of services including private duty, as well as, increased demand for specialty nursing services in hospitals whose staffs were downsized during consolidation and restructuring activities. Home health care revenue showed growth of 4% although patient visits increased 20%. Home health care revenue is based on cost reimbursement rates. The Company costs have been controlled in order to make it more competitive for private and managed care patients.

Gross margins decreased by 3% to 41% of revenue or $5,505,546 in the period ended March 31,1997 from 44% of revenue or $ 4,499,099 for the same period in 1996. The decrease is attributable to the following factors: (1) a physician services cost plus contract which is below the normal gross margins of the Company (2) reduced general and administrative cost in home health care which is cost reimbursed, and (3) St. Lukes SurgiCenter was staffed to meet Medicare survey requirements.

General and administrative expenses decreased by 5% to 36% of revenue or $4,890,830 for the period ended March 31,1997 from 41% of revenue or $4,138,826 for the same period in 1996. The reductions in general and administrative expenses were primarily in the supplemental staffing and home health care divisions due to internal controls and cost reductions. These expenses were approximately 7% lower as a percentage of revenue for staffing services and approximately 3% lower as a percentage of revenue in the home health care division for the periods ended March 31, 1997 and 1996. Outpatient surgery increased general and administrative expenses by 3% of revenue, an increase of $500,032. The increase was due to the opening of the St. Lukes facility in Hammond. St. Lukes' salaries were in place prior to a full patient volume to meet Medicare survey standards and to start-up the center with proper quality standards.

The Company's net income increased to $300,540 or $.12 per share from $194,169 or $.08 per share in the periods ended March 31,1997 and 1996, respectively. The increased net income is attributable to increased revenues in all of the Company's business segments, internal controls on costs and internal goals which are linked with a budgetary process. An incentive system was also implemented to reward managers and their staffs who reach their goals. The Company also benefited from the investment made in the previous year in upgrading outpatient surgery centers and the restructuring of the home health care and staffing operations and the development of management services for physicians, physician networks and home health care agencies. The Company's software system was three years in development and this year the Company is realizing revenues from leasing the system in connection with its management services to home health care providers.

OUTPATIENT SURGERY (DOLLARS IN THOUSANDS)
================================================================================
                                                   THREE MONTHS ENDED

                                            MARCH, 1997            MARCH, 1996

Revenue ..........................      $1,610      100.0%      $775      100.0%
Cost of Revenue ..................         570       35.4%       223       28.8%
                                        ------                  ----
Gross Margin .....................       1,040       64.6%       552       71.2%
General  & Administrative ........         923       57.3%       423       54.5%
                                        ------                  ----
Operating Income .................      $  117        7.3%      $129       16.7%
                                        ======                  ====

NURSING SERVICES (DOLLARS IN THOUSANDS)
====================================================================================================================
                              HOME HEALTH CARE                                MEDICAL STAFFING
====================================================================================================================
                             THREE MONTHS ENDED

                        MARCH 1997          MARCH 1996                MARCH 1997             MARCH 1996

Revenue            $ 6,248    100.0%     $6,017    100.0%        $ 4,296     100.0%      $2,716     100.0%
Cost of Revenue      3,633     58.2%      3,312     55.1%          2,868      66.7%       1,816      66.9%
                    ------                -----                   ------                  -----
Gross Margin         2,615     41.8%      2,704     44.9%          1,427      33.2%         900      33.1%
Gen. & Admin.        1,978     31.7%      2,067     34.4%            543      12.6%         550      20.3%
                    ------                -----                   ------                  -----
Operating Income   $   637     10.2%     $  637     10.6%        $   884      20.6%      $  350      12.8%
                   =======               ======                  =======                 ======
====================================================================================================================

MANAGEMENT SERVICES (DOLLARS IN THOUSANDS)
                               PHYSICIAN SERVICES                                 HOME CARE MANAGEMENT
====================================================================================================================
                               THREE MONTHS ENDED

                       MARCH 1997           MARCH 1996             MARCH 1997          MARCH 1996

Revenue             $ 848    100.0%     $  516    100.0%        $  382   100.0%      $  91     100.0%
Cost of Revenue       730     86.0%        265     51.4%            78    20.4%          0        .0%
                    -----                -----                  ------               -----
Gross Margin          118     14.0%        251     48.6%           304    79.7%         91     100.0%
Gen. & Admin.         160     18.9%        172     33.2%           136    35.6%         13      14.4%
                    -----                -----                   -----               -----
Operating Income    $ (42)    -4.9%     $   79     15.4%        $  168    44.1%      $  78      85.4%
                    ======              =======                 ======               =====
====================================================================================================================

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997 the Company had a revolving bank line of credit of $5,500,000 bearing interest at the lender's prime rate. As of March 31, 1997, $446,772 was available under the line of credit. The line of credit is collateralized by 80% of eligible receivables in staffing and outpatient surgery and 75% in home health care. Eligible receivables are defined principally as accounts that are aged less than 90 days for staffing and outpatient surgery and 120 days for home health care.


Net cash used in operating activities decreased from $610,951 in the three months ended March 31,1996 to $330,153 in the three months ended March 31, 1997. This change is primarily attributable to increased net income and a decrease in accounts receivables. Net cash used in investing activities decreased from $707,978 in the three months ended March 31, 1996 to $422,299 in the three months ended March 31, 1997. This decrease is attributable to reduced purchases of furniture, fixtures and equipment. Net cash provided by financing activities increased from $893,880 to $965,533 for the three months ended March 31, 1996 and 1997, respectively. The change is primarily due to a decrease in notes payable.

At March 31,1997, the Company had working capital of $1,438,554 and stockholder's equity of $4,676,109. The Company's ratio of total liabilities to equity at March 31,1997 was 2.84 to 1.0. The Company's sources of external and internal financing are limited. The Company may need to obtain additional financing, either through public or private securities offerings or borrowing, in order to meet future capital requirements. AMEDISYS completed a placement with Plymouth Partners, LP to subsequently issue 150,000 shares of Common Stock for $937,500. To date, the Company has no other source of external financing.

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

                                    PART II.
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Reimbursement for home health care services to patients covered by the Medicare program is based on cost reimbursement rates. Final reimbursement is determined after submission of annual cost reports and audits thereof by the fiscal intermediaries. At this time, the fiscal intermediary is auditing two of the Company's providers. Management believes that the ultimate resolution of such matters will not have a significant effect on the Company's financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        On May 9, 1997, Irv Gregory resigned his position as President of the Company's Outpatient Surgery Division and as a member of the Board of Directors of the Company. Mr. Gregory resigned to pursue other interests.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AMEDISYS, INC.

                                          By: /s/ MITCHEL G. MOREL
                                                  Mitchel G. Morel
                                                  Chief Financial Officer
                                                  Principal Financial and
                                                  Accounting Officer
May 15, 1997
                                                                              14