Form 10-Q
period 1997-06-30
AMEDISYS INC
filed 1997-08-14
CIK 896262

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
________________________________________________________________________________



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from _________________ to _____________________


Commission file number: 0-24260
                       --------

                                 AMEDISYS, INC.
                                 --------------
              (Exact Name of Registrant as Specified in Charter)



            Delaware                                11-3131700
            --------                                ----------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

        3029 S. Sherwood Forest Blvd., Ste. 300  Baton Rouge, LA  70816
        ---------------------------------------------------------------
          (Address of principal executive offices including zip code)



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

Yes [X]     No [ ]

Number of shares of Common Stock outstanding as of June 30, 1997: 2,734,549 shares

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheet as of June 30, 1997 and December 31, 1996............. 3

         Consolidated Statements of Income for the Three and Six Months
         ended June 30, 1997 and 1996..................................................... 4

         Consolidated Statements of Cash Flows for the Six Months
         ended June 30, 1997 and 1996..................................................... 5

         Notes to Consolidated Financial Statements....................................... 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.............................................. 7

         General.......................................................................... 7

         Industry Overview................................................................ 8

         Company Overview of Business Segments............................................ 9

         Health Care Provider Services.................................................... 9
                Outpatient Surgery........................................................ 9
                Home Health Care.......................................................... 9
                Supplemental Staffing..................................................... 9

         Management Services.............................................................. 9
                Home Health Care Management Services...................................... 9
                Physician Practice Management Services.................................... 10
                FutureCare................................................................ 10

         Results of Operations............................................................ 10
                Liquidity and Capital Resources........................................... 12
                Inflation................................................................. 13
                Seasonality............................................................... 13

                                   PART II.
                               OTHER INFORMATION
                               -----------------

ITEM 1.    LEGAL PROCEEDINGS.............................................................. 13

ITEM 2.    CHANGES IN SECURITIES.......................................................... 13

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES................................................ 13

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................ 13

ITEM 5.    OTHER INFORMATION.............................................................. 13

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................................. 13

Amedisys, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

as of June 30, 1997 and December 31, 1996

(Unaudited)


ASSETS                                                        June 30, 1997    December 31, 1996
                                                              -------------    -----------------
Current Assets:
  Cash                                                           $2,461,664       $1,104,165
  Accounts Receivable, Net of Allowance for Doubtful
    Accounts of $925,878 in June 1997 and $732,166 in Dec 1996    8,820,099        8,270,982
  Prepaid Expenses                                                  452,958          264,125
  Other Current Assets                                              519,177          515,993
                                                                -----------      -----------
      Total Current Assets                                       12,253,897       10,155,265
Notes Receivable:
  Related Parties                                                   195,464          190,208
Property, Plant and Equipment, Net                                4,827,365        4,609,718
Other Assets, Net                                                 2,204,522        1,903,596
                                                                -----------      -----------
      Total Assets                                              $19,481,247      $16,858,787
                                                                ===========      ===========

LIABILITIES

Current Liabilities:
  Notes Payable                                                  $5,051,008       $4,378,688
  Current Portion of Long-Term Debt                                 779,266          779,266
  Accounts Payable                                                  813,000        1,416,259
  Accrued Expenses:
    Payroll and Payroll Taxes                                     1,030,958        1,033,250
    Income Taxes                                                    359,604                0
    Insurance                                                       946,333          642,607
    Other                                                           869,222          882,627
                                                                -----------      -----------
        Total Current Liabilities                                 9,849,389        9,132,697

Notes Payable to Related Parties                                     46,241          943,592
Long-Term Debt                                                    3,516,743        2,279,448
                                                                -----------      -----------
        Total Liabilities                                        13,412,373       12,355,737
                                                                -----------      -----------
Minority Interest                                                   215,687          188,269
                                                                -----------      -----------
STOCKHOLDERS' EQUITY
  Common Stock                                                        2,735            2,576
  Additional paid-in capital                                      2,804,980        1,915,514
  Treasury Stock                                                    (25,000)               0
  Stock Subscriptions Receivable                                          0             (266)
  Retained Earnings                                               3,070,472        2,396,957
                                                                -----------      -----------
      Total Stockholders' Equity                                  5,853,187        4,314,781
                                                                -----------      -----------
        Total Liabilities and Stockholders' Equity              $19,481,247      $16,858,787
                                                                ===========      ===========

                See accompanying notes to financial statements.

Amedisys, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

for the three and six months ended June 30, 1997 and 1996

(Unaudited)




                                                     Three Months Ended                             Six Months Ended
                                          ------------------------------------------  -----------------------------------------
                                               June 97                June 96               June 97              June 96

                                          -------------------    -------------------  -------------------   -------------------
Income:
  Service revenue                         $13,879,721   100.0%   $11,769,253   100.0% $27,264,438   100.0%  $21,885,452   100.0%
  Cost of service revenue                   8,093,814    58.3%     6,709,723    57.0%  15,972,986    58.6%   12,326,823    56.3%
                                          -----------   -----    -----------   -----  -----------   -----   -----------   -----
    Gross margin                            5,785,906    41.7%     5,059,530    43.0%  11,291,451    41.4%    9,558,629    43.7%
                                          -----------   -----    -----------   -----  -----------   -----   -----------   -----
General and administrative expenses:
  Salaries and benefits                     2,762,979    19.9%     2,583,100    21.9%   5,497,448    20.2%    4,628,737    21.1%
  Other                                     2,276,327    16.4%     1,997,704    17.0%   4,432,688    16.3%    4,090,893    18.7%
                                          -----------   -----    -----------   -----  -----------   -----   -----------   -----
    Total general and administrative
      expenses                              5,039,306    36.3%     4,580,804    38.9%   9,930,136    36.4%    8,719,630    39.8%
                                          -----------   -----    -----------   -----  -----------   -----   -----------   -----
    Operating income                          746,600     5.4%       478,727     4.1%   1,361,315     5.0%      839,000     3.8%
                                          -----------   -----    -----------   -----  -----------   -----   -----------   -----
Other income and expense:
  Interest income                              15,158     0.1%        10,356     0.1%      17,520     0.1%       32,339     0.1%
  Interest expense                           (209,046)   (1.5%)     (127,185)   (1.1%)   (393,321)   (1.4%)    (241,848)   (1.1%)
  Miscellaneous                                58,005     0.4%        34,501     0.3%      75,867     0.3%       83,882     0.4%
                                          -----------   -----    -----------   -----  -----------   -----   -----------   -----
    Total other income and expenses          (135,883)   (1.0%)      (82,329)   (0.7%)   (299,934)   (1.1%)    (125,628)   (0.6%)
                                          -----------   -----    -----------   -----  -----------   -----   -----------   -----
Income before income taxes and
  minority interest                           610,717     4.4%       396,398     3.4%   1,061,381     3.9%      713,372     3.3%

Provision for estimated income taxes          216,790     1.6%       134,250     1.1%     378,621     1.4%      241,950     1.1%
                                          -----------   -----    -----------   -----  -----------   -----   -----------   -----
Income before minority interest               393,927     2.8%       262,148     2.2%     682,760     2.5%      471,422     2.2%

Minority interest in consolidated
   subsidiary                                 (20,952)   (0.2%)       (9,961)   (0.1%)     (9,245)    0.0%      (25,066)   (0.1%)
                                          -----------   -----    -----------   -----  -----------   -----   -----------   -----
  Net income                                 $372,975     2.7%      $252,187     2.1%    $673,515     2.5%     $446,356     2.0%
                                          ===========   =====    ===========   =====  ===========   =====   ===========   =====
Earnings per common share                       $0.14                  $0.10                $0.26                 $0.17
                                          ===========            ===========          ===========           ===========

                See accompanying notes to financial statements.

Amedisys, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended June 30, 1997 and 1996

(Unaudited)

                                                                                    June 97         June 96
                                                                                   ---------       ---------
Cash Flows from operating activities:
  Net Income                                                                        $673,515        $446,356
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                                  581,224         369,947
      Provision for bad debts                                                        424,627         347,973
      Minority interest in affiliated company                                          9,245          25,066
      (Gain) on disposal of property and equipment                                   (12,756)         (3,711)
      Loss on sale of marketable securities                                            2,994               0

      Changes in assets and liabilities:
        (Increase) in accounts receivable                                           (973,744)     (2,986,802)
        (Increase) in prepaid expenses                                              (188,831)        (54,132)
        (Increase) in other current assets                                            (3,183)       (208,883)
        (Increase) in other assets                                                  (390,760)       (138,787)
        Increase (decrease) in accounts payable                                     (603,259)        347,327
        Increase in accrued expenses                                                 723,418         140,434
                                                                                  ----------     -----------
             Net cash provided by (used in) operating activities                     242,490      (1,715,211)
                                                                                  ----------     -----------

Cash flow from investing activities:
  Purchase of furniture, fixtures & equipment                                       (753,447)       (946,036)
  Proceeds from sale of furniture, fixtures & equipment                               56,147         156,388
  (Increase) in notes receivable from related parties                                 (5,256)         (2,384)
                                                                                  ----------     -----------
            Net cash (used in) investing activities                                 (702,556)       (792,032)
                                                                                  ----------     -----------
Cash flow from financing activities:
  Purchase of Treasury Stock                                                         (25,000)              0
  Net increase (decrease) in borrowings on line of credit                            672,319       1,634,501
  Payments on notes payable                                                         (376,996)       (421,821)
  Proceeds from note payables                                                      1,703,933         874,143
  (Decrease) in note payable to related parties                                     (987,924)        (65,081)
  Proceeds from common stock                                                         830,967           7,199
  Decrease in stock subscriptions                                                        266          10,213
                                                                                  ----------     -----------
            Net cash provided by financing activities                              1,817,565       2,039,154
                                                                                  ----------     -----------
Net increase in cash and cash equivalents                                          1,357,499        (468,089)
Cash and cash equivalents at December 31, 1996 and 1995                            1,104,165         870,004
                                                                                  ----------     -----------
Cash and cash equivalents at June 30, 1997 and 1996                               $2,461,664        $401,915
                                                                                  ==========     ===========
Supplemental disclosures of cash flow information:
    Cash payments for:
      Interest                                                                      $360,455         $92,044
                                                                                  ==========     ===========
      Income taxes                                                                   $21,820        $122,000
                                                                                  ==========     ===========

                See accompanying notes to financial statements.

                                AMEDISYS, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   UNAUDITED FINANCIAL INFORMATION

     The financial information as of June 30, 1997 and 1996, included herein is unaudited; however, such information reflects, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) that are necessary to present fairly the results of operations for such periods. Results of operations for the interim periods are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1997.

2.   CASH

     Cash balance includes $1,000,000 held by an entity, 33% owned by the Company, developing an HMO. The cash in the subsidiary is available to the Company at any time.

3.   INCOME TAXES

     The subsidiaries in which the Company owns interests greater that 80% file a consolidated federal income tax return. The primary care subsidiaries file individual income tax returns.

4.   PLACEMENT OF COMMON STOCK

     As of April 17, 1997, AMEDISYS completed a placement of its common stock with an institutional investor. According to the terms of the placement, the Company issued 37,500 shares of Common Stock for gross proceeds of $262,500. The Company issued 112,500 shares of Common Stock for gross proceeds of $675,000. The total net proceeds from both of these offerings was $830,967.

5.   SUBSEQUENT EVENTS

     On August 1, 1997, AMEDISYS, Inc. agreed to purchase all of the assets and certain liabilities of Allgood Medical Services, Inc., a Louisiana corporation doing business as Care Medical and Mobility Equipment Company with its headquarters in Metairie, Louisiana. Care Medical and Mobility Equipment Company is a durable medical equipment supplier. The purchase was for $1,165,000 with $465,000 in cash, $600,000 in stock and a $100,000 note.

     On July 1, 1997 AMEDISYS, Inc. advanced an additional $500,000, which increases the total advances to $1,500,000, to FutureCare Health Plans to meet minimum capital and surplus requirements of the Louisiana State Department of Insurance to maintain its Health Maintenance Organization license and certificate of authority.

     On August 12, 1997, AMEDISYS signed an option to purchase a home health care company located in Oklahoma in a stock for stock transaction. The Company provides home health care with locations throughout the State of Oklahoma. The close of the transaction is subject to due diligence by both parties and the entering into a definitive agreement containing standard conditions, representation, and warranties customary for these types of transactions.

     AMEDISYS is currently in the process of completing two private placements relating to the Company's 100% owned outpatient surgery centers located in Houston and Pasadena, TX. These placements will offer qualified investors the opportunity to acquire up to 30% of each outpatient surgery center. The private placements are expected to be completed in August 1997 and September 1997, respectively.



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

GENERAL

AMEDISYS, INC. ("Company"), provides health care and management services. Health care provider services include home health care, temporary medical staffing and outpatient surgery. The Company has also developed a Management Services Organization ("MSO") which offers a comprehensive scope of management services to physician practices, Independent Practice Associations and home health care agencies. The Company provides services through a network of subsidiaries, which consist of the following:

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

          AMEDISYS MANAGEMENT SERVICES ORGANIZATION D/B/A AMEDISYS RESOURCE MANAGEMENT - Provides management of home health agencies.

The Company currently operates three outpatient surgery centers. The two centers in Houston are wholly owned by AMEDISYS and the recently completed center in Hammond, Louisiana is a joint venture with local physicians in which the Company owns 56%. The Houston sites have recently been accredited by the Accreditation Association for Ambulatory Health Care and accreditation for St. Luke's in Hammond is pending. The Company recently began construction on a fourth center, in the Houston area, which will be majority owned by physicians with the Company as a 42% shareholder and providing management services. This center is anticipating beginning operations in January, 1998.

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

In 1995, AMEDISYS developed an MSO system. This system allows more flexibility for physicians and the Company than the equity models used by competitors in the industry. The Company is also developing and managing Independent Practice Associations and developing a statewide Preferred Provider Organization in Louisiana which it will manage and provide services to "MCOs".

In 1996, the Company was granted a license to operate a Health Maintenance Organization ("HMO") in the state of Louisiana by the Louisiana State Department of Insurance. The Company subsequently initiated on November 1, 1996 a securities offering to residents and physicians in Louisiana to fund the new company ("FutureCare Health Plans of La., Inc.") which would start and develop the HMO, and a Company-sponsored Preferred Provider Organization ("PPO"), FutureCare, Inc. The offering has since expired and the Company anticipates selling the HMO license to a national managed care company.


INDUSTRY OVERVIEW

The Company believes that the health care industry is in a period of rapid change being driven by employers and insurers who want to reduce the cost of providing health care benefits to their employees and by federal and state governments who want to decrease spending on Medicare and Medicaid programs. Managed care is emerging as a possible solution. Managed Care Organizations ("MCOs") include Health Maintenance Organizations ("HMOs") and Preferred
Provider Organizations ("PPOs").   Large self insured employer groups are also
trying to reduce their health care costs by negotiating with provider groups for capitated or discounted fees. The Company recognizes the industry trend towards cost reduction and has positioned its services as cost effective alternatives to hospitalization. Hospital services are the most costly in the health care delivery system. Home health care, outpatient surgery centers, home medical equipment, pharmaceuticals, and ambulatory infusion centers can provide many of the services formerly found in the hospital setting at a lower cost.
The Company's management services are focused on the physician and home health care industries to help independent providers become cost effective and competitive during an era of consolidation, changes in government regulations, and corporate acquistions.

Since the Company has business segments which reduce the cost of health care and promote relationships with physician groups, an opportunity to form integrated networks and/or service group agreements is present in some markets. These strategic alliances, networks or service groups are attractive to MCOs since they provide economies of scale, large provider panels and "one stop shop" convenience for the patients. The Company operates such agreements according to its understanding of the requirements and restrictions of the Stark legislation.

Congress has included changes in regulations governing the reimbursement system for home health care in its current Medicare budget. The changes include a provision for prospective pay for home health care which will take effect October 1, 1999. A prospective pay system could enable efficient home health care operators to retain their profits. The Company is positioned for this change since it has reduced costs in its home health care delivery system and has developed and implemented a software system which can make the transition from cost reimbursement to prospective pay. Prior to the initiation of prospective pay, Medicare authorities have indicated that they may institute a fee reduction in reimbursement rates for home health care. Congress has also enacted legislation to curtail the growth in Medicare home health care reimbursement limits which could potentially reduce these limits.

COMPANY OVERVIEW OF BUSINESS SEGMENTS

HEALTH CARE PROVIDER SERVICES:

OUTPATIENT SURGERY

The Company currently operates two centers in the Houston, Texas area and one in Hammond, Louisiana which is a joint venture with local physicians. The outpatient center in Hammond is a model which can be replicated in various markets from a physical plant, clinical and business perspective. The Company began construction on a fourth center in May, 1997 in the Houston area.

The outpatient surgery strategy of the Company fits the health care delivery system model and offers an additional platform for the the Company's physician practice management services. In addition, this business segment's margins are higher than the Company's home health care and medical staffing components. The Company believes that the industry will grow because technological advances enable more procedures to be performed in this setting at a significantly lower cost than in a hospital surgical suite. Physicians who participate in the centers can also have ownership and share in the profits generated from facility fees.

HOME HEALTH CARE

Home health care has been one of the fastest growing segments of the Company's
business mix.    The home health care industry is continuing to grow.   Growth
is driven by payors who want to reduce hospital stays by utilizing a cost effective alternative and by patients who prefer to be treated at home. The Company has 17 home health care offices.

AMEDISYS was initially positioned as a specialty home health care service of highly qualified and specialized nurses who could provide quality care for acutely ill patients at home. The Company continues to provide these services and has expanded to traditional home health care services as well. The Company has also positioned itself to handle changes in the home health care business by establishing systems that are necessary to succeed in the new health care environment. One of those key developments is its proprietary software system which meets the multifaceted reporting requirements of Medicare and another is achieving JCAHO accreditation with commendation.

SUPPLEMENTAL STAFFING

The Company has 12 supplemental staffing offices and has successfully competed in the industry for 14 years. The Company built its reputation on providing highly qualified specialty nurses but has since expanded to providing practical and vocational nurses, therapists and certified nurse aides. A clerical staffing program is being introduced into three test markets this year. The Company has also expanded client facilities and currently staffs hospitals, nursing homes, assisted living centers, physician offices and other home health care agencies. The Company distinguishes itself from its competitors in the following ways: (1) the ability to recruit and staff specialty nurses in all of its markets; (2) 24-hour access to staffing coordinators using computerized scheduling and information systems; (3) rigorous orientation and screening procedures; and (4) a proprietary software scheduling program which generates a faster scheduling response time than traditional methods.

MANAGEMENT SERVICES:

HOME HEALTH CARE MANAGEMENT SERVICES

AMEDISYS offers management services to home health care agencies.   The scope of
services provided by the Resource Management division include financial systems, general agency management, business development, management information system support, and development of quality improvement programs. Services also include a complete program which assists a home health care agency with JCAHO accreditation preparation. AMEDISYS home health care software system, Analytical Medical Systems (AMS), is a comprehensive medical software system designed to monitor Medicare cost reimbursement, decrease collection turnaround time, and provide accurate utilization reports. Agencies can contract with the Company for the software system and/or a more comprehensive management package.

AMEDISYS Resource Management distinguishes itself from other management companies by (1) the availability of the software system, (2) the experience and reputation of the professional staff, (3) the knowledge of the regulatory environment and trends among the private and governmental payors to shift to managed care and (4) the ability to offer continuing education credits to nurses attending Company sponsored health care courses.

PHYSICIAN PRACTICE MANAGEMENT SERVICES

Physician Practice Management services physician group practices and Independent Physician Associations. In the AMEDISYS system, the physician can remain independent but have access to information and business systems which enable the practice to remain competitive. The physician can choose to use the Company's management services or to join an Independent Practice Association developed and /or managed by the Company. Leverage in negotiating contracts with managed care organizations is a key reason physicians belong to Independent Practice Associations. Negotiating strength is particularly attractive in capitated (prepaid) managed care contracts.

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

The company currently owns 51% of FutureCare.   The Company owns approximately
33% of Health Plans and has provided $1.5 million to Health Plans to enable it to meet the capital requirements for licensing as a HMO in the state of Louisiana. The Company also loaned Health Plans approximately $400,000 for development costs.

The securities offering for FutureCare did not close and investor funds were refunded. Changes in federal legislation which allowed physician networks to directly contract with employers without an HMO license impacted the offering which was directed at physician investors. However, the Company has plans to sell the HMO license.



RESULTS OF OPERATIONS

The Company continued to show strong growth in revenue and earnings for the second consecutive quarter in 1997. The Company derives revenues from its provider and management services in health care. Provider services include home health care and supplemental medical staffing which are reported as "Staffing and Patient Care Services" and outpatient surgery. Management services include physician practice and home care management.

The Company's revenues increased by 18% and 25% for the three and six months ended June 30,1997, respectively, compared to the same periods last year. The largest increase in revenue was from the outpatient surgery division which had increases of 70% and 85% in the three months and six months ended June 30,1997, respectively, compared to the same periods in 1996. Management services also showed significant growth in revenue of 43% and 66% for the three and six months ended June 30,1997, respectively, compared to those same periods in 1996. Staffing and patient care services reported growth in revenue of 9% and 15% for the reporting periods.

Outpatient surgery revenue growth was due to the opening of St. Luke's
SurgiCenter in Hammond, Louisiana in November, 1996.   Home health care
management services, which is part of the Company's management services organization ("MSO"), increased revenue growth due to more aggressive marketing strategies and the introduction of the home health care software system.

Supplemental medical staffing, which is reported in staffing and patient care services, showed significant revenue growth for the three months and six months ended June 30, 1997 compared to these periods last year. Its growth is attributable to increasing the scope of services including private duty, as well as an increased demand for specialty nursing services in hospitals whose staffs were downsized during consolidation and restructuring activities.

Gross margins decreased by 1% and 2% from the same periods in 1996. The decrease is attributable to a physician services cost plus contract and reduced general and administrative expenses in home health care which are cost reimbursed.

General and administrative expenses decreased by 3% for the three and six months ended June 30,1997 compared to the same periods in 1996. The reductions in general and administrative expenses were primarily in the supplemental staffing division due to internal controls and cost reductions.

The Company's net income increased for the second consecutive quarter in 1997. The Company's net income increased to $372,975 or $.14 per share from $252,187 or $.10 per share for the three months ended June 30,1997 and 1996, respectively. Net income for the six months period ended June 30,1997 was $673,515 or $.26 per share compared to $446,356 or $.17 per share in the same period in 1996. The increased net income is primarily attributable to increased revenues in the Company's staffing and patient care and home care management divisions, as well as, internal controls on costs and internal goals which are linked with a budgetary process.

===================================================================================================================================

STAFFING AND PATIENT CARE SERVICES (DOLLARS IN THOUSANDS)
===================================================================================================================================

                                        THREE MONTHS ENDED                                   SIX MONTHS ENDED
                                 JUNE, 1997             JUNE, 1996                  JUNE,  1997             JUNE 1996
Revenue                     $10,500   100.0%         $9,629   100.0%              $21,045   100.0%        $18,362  100.0%

Cost of Revenue               6,506    62.0%          5,783    60.1%               13,009    61.8%         10,912   58.3%
                            -------                  ------                       -------                 -------
Gross Margin                  3,994    38.0%          3,846    39.9%                8,036    38.2%          7,450   41.7%

Gen. & Admin.                 2,653    25.3%          2,901    30.1%                5,174    24.6%          5,518   30.1%
                            -------                  ------                       -------                 -------
Operating Income            $ 1,341    12.8%         $  945     9.8%              $ 2,862    13.6%        $ 1,932   11.6%
                            =======                  ======                       =======                 =======
===================================================================================================================================


===================================================================================================================================

MANAGEMENT SERVICES (DOLLARS IN THOUSANDS)
===================================================================================================================================


                                        THREE MONTHS ENDED                                   SIX MONTHS ENDED
                                 JUNE, 1997             JUNE, 1996                  JUNE,  1997             JUNE 1996
Revenue                      $1,376    100.0%        $  963   100.0%              $ 2,606   100.0%        $ 1,570  100.0%

Cost of Revenue                 845     61.4%           615    63.9%                1,653    63.4%            880   56.1%
                             ------                  ------                        ------                  ------
Gross Margin                    531     38.6%           348    36.1%                  953    36.6%            690   43.9%

Gen. & Admin.                   289     21.0%           210    21.8%                  585    22.5%            394   25.1%
                             ------                  ------                        ------                  ------
Operating Income             $  242     17.6%        $  138    14.3%               $  368    14.1%         $  296   18.8%
                             ======                  ======                        ======                  ======
===================================================================================================================================


===================================================================================================================================

OUTPATIENT SURGERY (DOLLARS IN THOUSANDS)
===================================================================================================================================


                                        THREE MONTHS ENDED                                   SIX MONTHS ENDED
                                 JUNE, 1997             JUNE, 1996                  JUNE,  1997             JUNE 1996

Revenue                      $2,003    100.0%        $1,178   100.0%              $ 3,613   100.0%        $ 1,953  100.0%

Cost of Revenue                 742     37.0%           312    26.5%                1,312    36.3%            535   27.4%
                             ------                  ------                        ------                  ------
Gross Margin                  1,261      63.0%          866    73.5%                2,301    63.7%          1,418   72.6%

Gen.  & Admin.                  923      46.1%          406    34.5%                1,846    51.1%            829   42.5%
                             ------                  ------                        ------                  ------
Operating Income             $  338      16.9%       $  460    39.0%               $  455    12.6%         $  589   30.1%
                             ======                  ======                        ======                  ======
===================================================================================================================================



LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997 the Company had revolving bank lines of credit of $5,500,000 and $750,000 bearing interest at the lender's prime rate and prime rate plus 1%, respectively. As of June 30, 1997, $1,198,992 was available under the combined lines of credit. The lines of credit are collateralized by 80% of eligible receivables in staffing and outpatient surgery, 75% of eligible receivables in home health care, and 80% of physician notes receivable. Eligible receivables are defined principally as accounts that are aged less than 90 days for staffing and outpatient surgery and 120 days for home health care.

The Company's operating activities provided $242,490 during the first six months of 1997, whereas such activities used $1,715,211 in cash during the first six months of 1996. This change is primarily attributable to a decrease in the rate of growth of accounts receivables. Net cash used in investing activities decreased from $792,032 in the six months ended June 30, 1996 to $702,556 in the six months ended June 30, 1997. This decrease is attributable to reduced purchases of furniture, fixtures and equipment. Net cash provided by financing activities decreased from $2,039,154 to $1,817,565 for the six months ended June 30, 1996 and 1997, respectively. The change is primarily due to a decrease in the Company's borrowings on its lines of credit offset by proceeds from a private stock placement.

At June 30, 1997, the Company had working capital of $2,404,508 and stockholder's equity of $5,853,187. The Company's ratio of total liabilities to equity at June 30,1997 was 2.3 to 1.0. The Company's sources of external and internal financing are limited. The Company may need to obtain additional financing, either through public or private securities offerings or borrowing, in order to meet future capital requirements. In April 1997, AMEDISYS issued a total of 150,000 shares of Common Stock for net proceeds of $830,967. To date, the Company has no other source of external financing.


INFLATION

The Company does not believe that inflation has had a material effect on its results of operations. The Company expects that any increase in costs attributable to inflation in the future would be offset by an increase in fees charged for services.


SEASONALITY

The demand for the Company's home health care and management services are not typically influenced by seasonal factors. However, demand for supplemental staffing services is affected by variations in the hospital census at various times of the year. Outpatient surgery services also have seasonal factors.

                                    PART II.
                               OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None


ITEM 2.   CHANGES IN SECURITIES

          None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


ITEM 5.   OTHER INFORMATION

          On August 6,1997, shareholders approved the following Board of Directors for AMEDISYS, INC.: Mr. William F. Borne, Chairperson; Dr. S.F. Hartley, a leading podiatrist in Houston; Ronald A. LaBorde; the President and CEO of Piccadilly Cafeterias; Jake L. Netterville, the managing director of Postlethwaite & Netterville, a public accounting firm; David R. Pitts, President and CEO of Pitts Management Associates, Inc; Peter F. Ricchiuti, Assistant Dean and Director of Research at Tulane University's A.B. Freeman School of Business; William M. Hession, Jr. President of Key Medical Supply; Dr. Karl A. LeBlanc, a general surgeon in private practice; and Dr. Alan J. Ostrowe, an anesthesiologist and specialist in pain management.

          On August 6, 1997 shareholders approved the reappointment of the Company's auditing firms which are Arthur Andersen & Company and Hannis T. Bourgeois & Co., and they further approved that 500,000 options be added to the Company's Statutory Employee Stock Option Plan.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMEDISYS, INC.

                              By:/s/ MITCHEL G. MOREL
                                 ---------------------
                                 Mitchel G. Morel, Chief Financial Officer
                                 Principal Financial and Accounting Officer



August 14, 1997