Form 10-Q
period 1997-09-30
AMEDISYS INC
filed 1997-11-14
CIK 896262

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
________________________________________________________________________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from __________ to _____________


Commission file number: 0-24260

                                 AMEDISYS, INC.
                         ----------------------------
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

Yes [X]     No [ ]

Number of shares of Common Stock outstanding as of September 30, 1997: 2,850,067 shares

                                    PART I.

                             FINANCIAL INFORMATION
                             ---------------------


ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheet as of September 30, 1997 and December 31, 1996  ......................   3

         Consolidated Statements of Income for the Three and Nine Months
         ended September 30, 1997 and 1996................................................................   4

         Consolidated Statements of Cash Flows for the Nine Months ended September 30, 1997 and 1996......   5

         Notes to Consolidated Financial Statements.......................................................   7



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..............................................................   8

         General..........................................................................................   8

         Health Care Provider Services....................................................................   8
           Home Health Care...............................................................................   8
           Supplemental Staffing..........................................................................   8
           Outpatient Surgery.............................................................................   8
           Alternate-Site Infusion Therapy Services.......................................................   8

         Management Services..............................................................................   9
           Home Health Care Management Services...........................................................   9
           Physician Practice Management Services.........................................................   9


         Industry Overview................................................................................   9

         Results of Operations............................................................................   9
           Liquidity and Capital Resources................................................................  11
           Seasonality....................................................................................  12

                                   PART II.
                               OTHER INFORMATION
                               -----------------

ITEM 1.  LEGAL PROCEEDINGS................................................................................  12

ITEM 2.  CHANGES IN SECURITIES............................................................................  12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................................................  12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................  12

ITEM 5.  OTHER INFORMATION................................................................................  12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................................................  12


AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
(UNAUDITED)



                       ASSETS                            SEPTEMBER 30, 1997   DECEMBER 31, 1996
CURRENT ASSETS:
  CASH                                                       $ 2,656,644         $ 1,104,165
  ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL
    ACCOUNTS OF $1,169,270 IN SEPTEMBER 1997 AND
    $732,166 IN DECEMBER 1996                                  9,125,109           8,270,982
  PREPAID EXPENSES                                               490,168             264,125
  OTHER CURRENT ASSETS                                           736,782             515.003
                                                             -----------         -----------
      TOTAL CURRENT ASSETS                                    13,008,703          10,155,265

NOTES RECEIVABLE:
  RELATED PARTIES                                                244,758             190,208

PROPERTY, PLANT AND EQUIPMENT, NET                             4,670,628           4,609,718
OTHER ASSETS, NET                                              3,096,758           1,903,596
                                                             -----------         -----------
      TOTAL ASSETS                                           $21,020,845         $16,858,787
                                                             ===========         ===========


                       LIABILITIES                       SEPTEMBER 30, 1997   DECEMBER 31, 1996

CURRENT LIABILITIES:
  NOTES PAYABLE                                              $ 5,292,049         $ 4,378,688
  CURRENT PORTION OF LONG-TERM DEBT                              779,266             779,266
  ACCOUNTS PAYABLE                                             1,086,471           1,416,259
  ACCRUED EXPENSES:
    PAYROLL AND PAYROLL TAXES                                  1,698,305           1,033,250
    INCOME TAXES                                                 510,328                   0
    INSURANCE                                                    964,181             642,607
    OTHER                                                        463,240             882,627
                                                             -----------         -----------
      TOTAL CURRENT LIABILITIES                               10,793,839           9,132,697

NOTES PAYABLE TO RELATED PARTIES                                  46,241             943,592
LONG-TERM DEBT                                                 3,299,025           2,279,448
                                                             -----------         -----------
      TOTAL LIABILITIES                                      14,139,105           12,355,737
                                                            -----------          -----------

MINORITY INTEREST                                               204,063              188,269
                                                            -----------          -----------

                       STOCKHOLDERS' EQUITY
COMMON STOCK                                                      2,850                2,576
ADDITIONAL PAID-IN CAPITAL                                    3,404,864            1,915,514
TREASURY STOCK                                                  (25,000)                   0
STOCK SUBSCRIPTIONS RECEIVABLE                                        0                 (266)
RETAINED EARNINGS                                             3,294,962            2,396,957
                                                            -----------          -----------
  TOTAL STOCKHOLDERS' EQUITY                                  6,677,677            4,314,781
                                                            -----------          -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $21,020,845          $16,858,787
                                                            -----------          -----------

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(UNAUDITED)


                                                              THREE MONTHS ENDED
                                                      ------------------------------------------
                                                      SEPTEMBER 97          SEPTEMBER 96
INCOME:
  SERVICE REVENUE                                     $14,118,203  100.0%   $11,762,546   100.0%
  COST OF SERVICE REVENUE                               7,616,320   53.9%     6,841,997    58.2%
                                                      -----------           -----------
    GROSS MARGIN                                        6,501,883   46.1%     4,920,549    41.8%
                                                      -----------           -----------
 GENERAL AND ADMINISTRATIVE EXPENSES:
 SALARIES AND BENEFITS                                  3,295,901   23.3%     2,619,508    22.3%
  OTHER                                                 2,628,851   18.6%     2,095,433    17.8%
                                                      -----------           -----------
    TOTAL GENERAL AND ADMINISTRATIVE EXPENSES          5,924,752    42.0%     4,714,941    40.1%
                                                      -----------           -----------

    OPERATING INCOME                                     577,131     4.1%       205,608     1.7%
                                                      -----------           -----------

OTHER INCOME AND EXPENSE:
  INTEREST INCOME                                          9,855     0.1%         4,687     0.0%
  INTEREST EXPENSE                                      (226,497)   (1.6%)     (157,506)   (1.3%)
  MISCELLANEOUS                                            2,035     0.0%        19,307     0.2%
                                                      -----------           -----------
    TOTAL OTHER INCOME AND EXPENSES                     (214,606)   (1.5%)     (133,512)   (1.1%)
                                                      -----------           -----------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST         362,525     2.6%        72,096     0.6%

PROVISION FOR ESTIMATED INCOME TAXES                     149,659     1.1%        25,500     0.2%
                                                      -----------           -----------
INCOME BEFORE MINORITY INTEREST                          212,866     1.5%        46,596     0.4%

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY              11,624     0.1%         9,321     0.1%
                                                      ===========           ===========
  NET INCOME                                          $  224,490     1.6%   $    55,917     0.5%
                                                      ===========           ===========

EARNINGS PER COMMON SHARE                             $     0.08            $      0.02


                                                              NINE MONTHS ENDED
                                                     SEPTEMBER 97          SEPTEMBER 96

INCOME:
  SERVICE REVENUE                                     $41,382,641  100.0%   $33,647,998   100.0%
  COST OF SERVICE REVENUE                              23,589,306   57.0%    19,168,820   57.0%
                                                      -----------           -----------
    GROSS MARGIN                                       17,793,335   43.0%    14,479,178   43.0%
                                                      -----------           -----------
 GENERAL AND ADMINISTRATIVE EXPENSES:
 SALARIES AND BENEFITS                                  8,793,349   21.2%     7,567,966   22.5%
  OTHER                                                 7,061,539   17.1%     5,866,605   17.4%
                                                      -----------           -----------
    TOTAL GENERAL AND ADMINISTRATIVE EXPENSES          15,854,888   38.3%    13,434,571   39.9%
                                                      -----------           -----------

    OPERATING INCOME                                    1,938,447    4.7%     1,044,607    3.1%
                                                      -----------           -----------

OTHER INCOME AND EXPENSE:
  INTEREST INCOME                                          27,374    0.1%        37,026    0.1%
  INTEREST EXPENSE                                       (619,818)  (1.5%)     (399,354)  (1.2%)
  MISCELLANEOUS                                            77,902    0.2%       103,189    0.3%
                                                      -----------           -----------
    TOTAL OTHER INCOME AND EXPENSES                      (514,541)  (1.2%)     (259,139)  (0.8%)
                                                      -----------           -----------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST        1,423,906    3.4%       785,468    2.3%

PROVISION FOR ESTIMATED INCOME TAXES                      528,280    1.3%       267,450    0.8%
                                                      -----------           -----------
INCOME BEFORE MINORITY INTEREST                           895,626    2.2%       518,018    1.5%

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                2,379    0.0%       (15,745)  (0.0%)
                                                      -----------           -----------
  NET INCOME                                          $   898,005    2.2%   $   502,273    1.5%
                                                      ===========           ===========

EARNINGS PER COMMON SHARE                             $      0.33           $      0.19
                                                      ===========           ===========

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(UNAUDITED)

                                                                                 SEPTEMBER 97    SEPTEMBER 96
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                                      $   898,005     $   502,273
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
    CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION                                                   866,310         566,628
      PROVISION FOR BAD DEBTS                                                         695,115         593,780
      MINORITY INTEREST IN AFFILIATED COMPANY                                          (2,379)         15,745
      (GAIN) ON DISPOSAL OF PROPERTY AND EQUIPMENT                                    (24,385)         (3,711)
      LOSS ON SALE OF MARKETABLE SECURITIES                                             2,994               0

      CHANGES IN ASSETS AND LIABILITIES:
        (INCREASE) IN ACCOUNTS RECEIVABLE                                          (1,311,925)     (1,884,271)
        (INCREASE) DECREASE IN PREPAID EXPENSES                                      (226,041)         69,743
        (INCREASE) IN OTHER CURRENT ASSETS                                            (79,879)       (240,623)
        (INCREASE) IN OTHER ASSETS                                                   (480,839)       (627,910)
        INCREASE (DECREASE) IN ACCOUNTS PAYABLE                                      (395,098)        955,119
        INCREASE IN ACCRUED EXPENSES                                                1,153,355         732,419
                                                                                  -----------     -----------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                              1,095,233         679,192
                                                                                  -----------     -----------

CASH FLOW FROM INVESTING ACTIVITIES:
  PURCHASE OF FURNITURE, FIXTURES & EQUIPMENT                                        (957,974)     (1,452,648)
  PROCEEDS FROM SALE OF FURNITURE, FIXTURES & EQUIPMENT                               193,913         156,388
  PURCHASE OF CARE MEDICAL AND MOBILITY                                              (465,000)              0
  (INCREASE) DECREASE IN NOTES RECEIVABLE FROM RELATED PARTIES                        (54,550)          3,868
                                                                                  -----------     -----------
            NET CASH (USED IN) INVESTING ACTIVITIES                                (1,283,611)     (1,292,392)
                                                                                  -----------     -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  PURCHASE OF TREASURY STOCK                                                          (25,000)              0
  NET INCREASE IN BORROWINGS ON LINE OF CREDIT                                        913,360       1,476,843
  PAYMENTS ON NOTES PAYABLE                                                          (733,176)       (653,059)
  PROCEEDS FROM NOTE PAYABLES                                                       1,742,363       1,358,819
  (DECREASE) IN NOTE PAYABLE TO RELATED PARTIES                                      (987,924)        (75,401)
  PROCEEDS FROM COMMON STOCK                                                          830,967           7,199
  DECREASE IN STOCK SUBSCRIPTIONS                                                         266          12,248
                                                                                  -----------     -----------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                               1,740,856       2,126,649
                                                                                  -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           1,552,479       1,513,449

CASH AND CASH EQUIVALENTS AT DECEMBER 31, 1996 AND 1995                             1,104,165         870,004
                                                                                  -----------     -----------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30, 1997 AND 1996                          $ 2,656,644     $ 2,383,453
                                                                                  ===========     ===========

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(UNAUDITED)

                                                                        SEPTEMBER 97    SEPTEMBER 96
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  CASH PAYMENTS FOR:
    INTEREST                                                             $   551,067     $   373,272
                                                                         ===========     ===========
    INCOME TAXES                                                         $    21,820     $   504,713
                                                                         ===========     ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITY:
  ACQUISITION OF CARE MEDICAL AND MOBILITY
  VALUE OF STOCK ISSUED IN EXCHANGE                                          600,000
  VALUE OF NOTE PAYABLE ISSUED IN EXCHANGE                                   100,000
  WORKING CAPITAL ACQUIRED NET OF CASH AND CASH EQUIVALENTS                 (312,917)
                                                                         -----------
  NON CASH PORTION OF ACQUISITION                                            387,083
  CASH PAYMENT FOR ACQUISITION OF CARE MEDICAL AND MOBILITY                  465,000
                                                                         -----------
  GOODWILL RECORDED IN EXCHANGE                                          $   852,083
                                                                         ===========

                                AMEDISYS, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   Unaudited Financial Information

     The financial information as of September 30, 1997 and 1996, included herein is unaudited; however, such information reflects, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) that are necessary to present fairly the results of operations for such periods. Results of operations for the interim periods are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1997.

2.   Cash

     On July 1, 1997 AMEDISYS, Inc. advanced to FutureCare Health Plans, an additional $500,000, which increases the total advances to $1,500,000, which is included in cash balances, to FutureCare Health Plans to meet minimum capital and surplus requirements of the Louisiana State Department of Insurance to maintain its Health Maintenance Organization license and certificate of authority. FutureCare was discontinued and the Company's capital and surplus requirements will be returned upon approval of the Louisiana State Department of Insurance.

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

5.   Acquisitions

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

GENERAL

The Company's divisions provide a synergistic menu of integrated services which provide for disease state management with a continuum of care. Patients, health care providers and managed care benefit from a wide range of services provided by one Company. The Company's services include:

     HEALTH CARE PROVIDER SERVICES:

         HOME NURSING SERVICES: This division provides a broad spectrum of home nursing services provided by care givers ranging from highly trained critical care registered nurses to licensed practical nurses and certified home health aides. The Company operates 17 home health care offices, all of which are accredited by the Joint Commission on Accreditation of Health Care Organizations (JCAHO), the nationally recognized standard for quality in the home health care industry. Growth in this sector continues to be driven by payors seeking cost-effective alternatives to lengthy hospital stays.

         SUPPLEMENTAL STAFFING: Medical personnel including registered nurses, licensed practical nurses, certified nurses' aides, and therapists provide staff relief in a variety of markets including hospitals, nursing homes, assisted living centers, physician offices and home health care companies, as well as private duty care. In operation since the early 1980's, this division provides service in 12 locations. Earlier this year, a clerical staffing program was introduced in three markets as an adjunct service for the Company's clients. The Company differentiates itself from its competitors through the use of a proprietary software system which generates a faster and more accurate scheduling response than traditional methods used throughout the industry.

         OUTPATIENT SURGERY CENTERS: The Company currently operates three outpatient surgery centers. Its two centers in Houston, TX are wholly owned by AMEDISYS and the Hammond, LA center is a joint venture with local physicians in which the Company owns a 56% share. All three centers have been accredited. Construction has begun on a fourth center located in Houston, TX with commencement of operations expected in March, 1998. The Company will own 42% of the center and in addition, will provide management services. Growth in the outpatient surgery center market is being fueled by advances in technology which allow a greater number of procedures to be performed in an outpatient setting at a significantly lower cost.

         ALTERNATE-SITE INFUSION THERAPY SERVICES: In the third quarter of 1997, the Company established a team of highly talented, proven experts in infusion therapy and plans to initiate services in the fourth quarter of 1997. These services will include a wide range of infusion therapies as well as durable medical equipment and respiratory therapy. Services will be provided through clinical partnerships with physicians in their offices, in infusion suites and to patients in their home and alternate-sites. A key component in the successful delivery of infusion therapy services is the support of a high quality nursing team. This division will utilize the Company's successful and well respected nursing division to support this facet of its operations.

 MANAGEMENT SERVICES:
 -------------------

   HEALTH CARE MANAGEMENT SERVICES: Through AMEDISYS Resource Management, the Company provides home health care companies with a comprehensive menu of management services. These include financial systems, general agency management, new business development, management information systems and support, and the development and implementation of quality improvement programs, including preparation for the JCAHO accreditation process. Either separately or as a complement to its management services, the Company offers a proprietary software system designed to address the issues of Medicare cost reimbursement, clinical outcomes data, patient utilization, scheduling and multiple payor options.

   PHYSICIAN PRACTICE MANAGEMENT SERVICES: This division provides business management services, allowing physician group practices and independent physician associations (IPO's) to remain a step ahead of their competition through its innovative information and business systems. In addition, the Company provides its clients with access to managed care contracts and group purchasing discounts. Its years of experience in the health care arena provide the Company with a basis of information and experience which differentiates it from its competitors.


INDUSTRY OVERVIEW
-----------------

The Company believes the health care industry is being challenged to be creative in a way that is foreign to its history. There is a challenge for hospitals to reduce waste and over spending and to change from a cost plus system to a price sensitive, market driven business. Employers and insurers are seeking alternative solutions to reduce the cost of providing health care benefits, and federal and state governments are confronted with the need to decrease spending in Medicare and Medicaid programs. AMEDISYS is in step with the industry trend toward cost reduction and has positioned itself as the cost-effective alternative.

With its broad menu of synergistic services, the Company is positioned to work in partnership with managed care organizations, payors and physicians to create a continuum of care that will not only benefit its referral sources, but patients as well. It is developing integrated networks and strategic alliances that will provide its customers with access to the highest quality care at reasonable prices. These agreements are structured according to the Company's understanding of the requirements and restrictions of health care laws and regulations including the Stark legislation.

Congress recently included changes in regulations governing the reimbursement system for home nursing care in its Medicare budget. The changes include a provision for prospective pay which will take effect October 1, 1999. A prospective payment system could enable efficient home health care operators to retain their profits. The Company is positioned for this change since it has reduced costs in its home health care delivery system and has developed and implemented a software system which will provide a smooth transition from cost reimbursement to prospective pay. Prior to the initiation of prospective pay, Medicare authorities have indicated they expect to institute a fee reduction in reimbursement rates for home health care. Congress has also enacted legislation to curtail the growth in Medicare home health care reimbursement limits which could potentially reduce these limits.


RESULTS OF OPERATIONS
---------------------

The Company continued to show strong growth in revenue and earnings for the third quarter in 1997. The Company's revenues increased by 20% and 23% for the three and nine months ended September 30, 1997, respectively, compared to the same periods last year. The largest increase in revenue was from the Management Services division which had increases of 74% and 86% in the three months and nine months ended September 30, 1997, respectively, compared to the same period in 1996. Outpatient surgery also showed significant growth in revenue of 38% and 66% for the three and nine months ended September 30, 1997, respectively, compared to those periods in 1996. Staffing and Patient Care services reported growth in revenue of 14% and 13% for the reporting periods.

Outpatient surgery revenue growth was due to the opening of St. Luke's SurgiCenter in Hammond, LA in November, 1996. Home health care management service, which is part of the Company's management service organization ("MSO"), increased revenue primarily due to a significant contract signed in July, 1997. The Company also continued to experience revenue growth from the sale of its home health care software system.

Supplemental medical staffing, which is reported in staffing and patient care services, showed revenue growth for the three and nine months ended September 30, 1997, of 35% and 44%, respectively, over the same periods in 1996. Its growth is attributable to increasing the scope of services including private duty, as well as an increased demand for specialty nursing service in hospitals.

Gross margins increased by 4% and 0%, as a percentage of revenue, for the three and nine months ended September 30, 1997 over the same periods in 1996, respectively. This increase during the 3 month period was due to increased revenue and restructuring of medical management contracts with medical facilities in the Management Services division. Gross margins decreased in the Outpatient Surgery division in both periods due to reduced net revenue per case, as well as, reduced case load. Additionally, revenues in Staffing and Patient Care Services increased in both periods.

General and administrative expenses increased 26% and 18% for the three and nine months ended September 30, 1997 compared to the same periods in 1996. The increases were due primarily to the additional outpatient surgery center and increased costs in the Management Services division.

The Company's net income increased for the third consecutive quarter for the three and nine months ended September 30, 1997 compared to the same period in 1996. The Company's net income increased to $224,490 or $0.08 per share from $55,917 or $0.02 per share for the three months ended September 30, 1997 and 1996, respectively. Net income for the nine months period ended September 30, 1997 was $898,005 or $0.33 per share compared to $502,273 or $0.19 per share in the same period in 1996. The increased net income is attributable to substantial growth in revenue in the Management Services and Staffing and Patient Care Services division, as well as, cost controls instituted in the Staffing and Patient Services division.



 ===================================================================================================================================

   STAFFING AND PATIENT CARE SERVICES (DOLLARS IN THOUSANDS)
 ===================================================================================================================================

                                    THREE MONTHS ENDED                                           NINE MONTHS ENDED
                       -----------------------------------------------          ------------------------------------------------
                        SEPTEMBER, 1997              SEPTEMBER, 1996              SEPTEMBER, 1997             SEPTEMBER ,1996
                       -------------------         -------------------          -------------------        ---------------------

   Revenue             $11,122      100.0%         $9,781       100.0%          $32,166      100.0%        $28,353        100.0%

   Cost of Revenue       6,784       61.0%          5,932        60.6%           19,792       61.5%         16,844         59.4%
                       -------                     ------                       -------                    -------

   Gross Margin          4,338       39.0%          3,849        39.4%           12,374       38.5%         11,509         40.6%

   Gen. & Admin.         3,047       27.4%          4,008        41.0%            8,221       25.6%         11,625         41.0%
                       -------                     ------                       -------                    -------

   Operating Income    $ 1,291       11.6%         $ (159)       (1.6)%         $ 4,153       12.9%        $  (116)        (0.4)%
                       =======                     ======                       =======                    =======
====================================================================================================================================


====================================================================================================================================

MANAGEMENT SERVICES (DOLLARS IN THOUSANDS)
====================================================================================================================================

                                 THREE MONTHS ENDED                                          NINE MONTHS ENDED
                    -----------------------------------------------           -----------------------------------------------
                      SEPTEMBER, 1997             SEPTEMBER, 1996               SEPTEMBER, 1997             SEPTEMBER, 1996
                    --------------------        -------------------           ------------------         --------------------

Revenue             $1,255       100.0%          $ 720       100.0%           $3,862      100.0%          $2,080       100.0%

Cost of Revenue        134        10.7%            549        76.3%            1,786       46.2%           1,429        68.7%
                    ------                       -----                        ------                      ------

Gross Margin         1,121        89.3%            171        23.8%            2,076       53.8%             651        31.3%

Gen. & Admin.          434        34.6%            279        38.8%            1,019       26.4%             689        33.1%
                    ------                       -----                        ------                      ------

Operating Income    $  687        54.7%          $(108)      (15.0)%          $1,057       27.4%          $  (38)       (1.8)%
                    ======                       =====                        ======                      ======
====================================================================================================================================


====================================================================================================================================

OUTPATIENT SURGERY (DOLLARS IN THOUSANDS)
====================================================================================================================================

                                THREE MONTHS ENDED                                          NINE MONTHS ENDED
                   -----------------------------------------------            ------------------------------------------------
                     SEPTEMBER, 1997             SEPTEMBER, 1996                SEPTEMBER, 1997              SEPTEMBER, 1996
                   -------------------          ------------------            --------------------          ------------------

Revenue             $1,741      100.0%          $1,261      100.0%              $5,355      100.0%          $3,214      100.0%

Cost of                699       40.1%             361       28.6%               2,011       37.6%             896       27.9%
 Revenue            ------                      ------                          ------                      ------

Gross Margin         1,042       59.9%             900       71.4%               3,344       62.4%           2,318       72.1%

Gen.  & Admin.         981       56.3%             555       44.0%               2,827       52.8%           1,377       42.8%
                    ------                      ------                          ------                      ------

Operating           $   61        3.5%          $  345       27.4%              $  517        9.7%          $  941       29.3%
 Income             ======                      ======                          ======                      ======
====================================================================================================================================


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997 the Company had revolving bank lines of credit of $5,500,000 and $750,000, both bearing interest at prime rate plus 1%. As of September 30, 1997, $1,022,415 was available under the combined lines of credit. The lines of credit are collateralized by 80% of eligible receivables in staffing and outpatient surgery, 75% of eligible receivables in home health care, and 80% of physician notes receivable. Eligible receivables are defined principally as accounts that are aged less than 90 days for staffing and outpatient surgery and 120 days for home health care.

The Company's operating activities provided $1,095,233 during the first nine months of 1997, whereas such activities provided $679,192 in cash during the first nine months of 1996. This change is due to a decrease in the rate of growth of accounts receivables from improved collections of amounts due. Cash from operating activities improved even with substantial reduction of accounts payable and increase in prepaid expenses. Net cash used in investing activities remained relatively constant with $1,283,611 and $1,292,392 used for the nine months ending September 30, 1997 and 1996 respectively. Purchases of furniture, fixtures and equipment decreased $494,674; however, $465,000 was used to purchase a home medical equipment entity, Care Medical and Mobility. Net cash provided by financing activities decreased to $1,740,856 from $2,126,649 for the nine months ending September 30, 1997 and 1996, respectively. The change is due to a decrease in the Company's borrowing on its lines of credit offset by proceeds from a private stock placement.

At September 30, 1997, the Company had working capital of $2,214,864 and stockholder's equity of $6,677,677. The Company's ratio of total liabilities to equity at September 30, 1997 was 2.12 to 1.0. The Company's sources of external and internal financing are limited. The Company may need to obtain additional financing in order to meet future capital requirements. In April 1997, AMEDISYS issued a total of 150,000 shares of common stock for net proceeds of $830,967 and in August, 1997 issued 115,518 shares of common stock in connection with the acquisition of Care Medical and Mobility. To date, the Company has used no other source of external financing.


SEASONALITY

The demand for the Company's home health care and management services are not typically influenced by seasonal factors. However, demand for supplemental staffing services is affected by variations in the hospital census at various times of the year. Outpatient surgery services also experience seasonal fluctuations.



PART II.

OTHER INFORMATION
-----------------


ITEM 1.  LEGAL PROCEEDINGS

         None


ITEM 2.  CHANGES IN SECURITIES

         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         On September 1, 1997 AMEDISYS, Inc. appointed James P. Cefaratti to the position of President and Chief Operating Officer. William F. Borne, founder of AMEDISYS, Inc., formerly held the titles of Chairman, Chief Executive Officer and President. He remains Chairman and Chief Executive Officer. Mr. Cefaratti has extensive senior management experience in the health care industry. He has served as president and chief executive officer in numerous entrepreneurial organizations and in senior management with major corporations including National Medical Care, a subsidiary of W.R. Grace, and Foster Medical Corporation, a subsidiary of Avon Products. He recently served as Chief Executive Officer of Home Intensive Care.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    AMEDISYS, INC.

                                    By: /s/ MITCHEL G. MOREL
                                        ----------------------------------------
                                    Mitchel G. Morel, Chief Financial Officer
                                    Principal Financial and Accounting Officer



DATE: November 13, 1997