Form 10-K405
period 1997-12-31
AMEDISYS INC
filed 1998-04-16
CIK 896262

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-K

                               ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


                 For the Fiscal Year Ended: December 31, 1997

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

  Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [_]

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-K in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Issuer's revenues for the year ended December 31, 1997 were $54,496,096.

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price as quoted by the Nasdaq National Market on March 31, 1998 was $9,158,742. As of March 31, 1998 registrant has 3,060,021 shares of Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
 PART I...................................................................    3
    ITEM 1.  BUSINESS....................................................     3
    ITEM 2.  PROPERTIES..................................................    12
    ITEM 3.  LEGAL PROCEEDINGS...........................................    12
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    13
 PART II..................................................................   13
    ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS.....................................................    13
    ITEM 6.  SELECTED FINANCIAL DATA.....................................    14
    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS...................................    15
    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA..................    19
    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE....................................    19
 PART III.................................................................   19
    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    19
    ITEM 11. EXECUTIVE COMPENSATION......................................    19
    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT..................................................    19
    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    19
 PART IV..................................................................   20
    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
             8-K.........................................................    20
 SIGNATURES...............................................................   21
 FINANCIAL STATEMENTS.....................................................  F-1

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Amedisys, Inc. (the "Company") is a leading multi-regional provider of fully integrated alternate site health care services. It offers a portfolio of services including infusion therapy; ambulatory infusion centers; home care nursing; and ambulatory surgery centers. In addition, it provides physician support services; temporary and permanent staffing; management services; and specialized management information software and services. The Company operates 34 offices in 7 states and generated $54 million in revenues in 1997.

  Amedisys was incorporated in Louisiana in 1982. The Company consolidated the holdings of its subsidiaries through stock transfers pursuant to Section 351 of the Internal Revenue Code causing these subsidiaries to be 100% owned by Amedisys, Inc. in 1992 and became public in 1993 through a merger with M & N Capital, a New York corporation. In 1994, the Company moved its state of incorporation from New York to Delaware. Amedisys currently trades on the Nasdaq National Market under the symbol "AMED".

  The Company seeks to differentiate itself from its competitors by providing a continuum of services through its divisions and its community networks. Its growth objective is to enhance its position as a leader in the provision of alternate site health care services by offering patients, physicians and payors quality services in a cost effective manner, which can be delivered outside an institutional setting.

  The Company's strategy of focusing operations in a well defined target market area allows it to gain a considerable presence in each market and hold a dominant position. The Company's areas of operation offer the distinct advantage of having some of the lowest penetration of managed health care in the nation. However, as the nationwide trend toward managed care continues, the Company believes it is well positioned to adapt to the demands of managed care. Amedisys will continue its aggressive expansion through internal growth, start-ups and acquisitions. From 1994 to 1997, the Company increased revenues by 100%, primarily through increased market share in existing business lines and developing new, synergistic services.

RECENT DEVELOPMENTS

 Recent Acquisitions

  In August 1997, the Company acquired substantially all of the assets of Allgood Medical Services, Inc. d/b/a Care Medical and Mobility Equipment Company, a home medical equipment company, for $1,165,000. The purchase price consisted of $465,000 in cash, a $100,000 note, and $600,000 in common stock which represented 115,518 common shares. This transaction has been accounted for as a purchase and the excess of the total acquisition cost over the fair value of net assets acquired (goodwill) of $852,000 was being amortized over 20 years using the straight-line method. Subsequent to this purchase, certain reimbursement reductions were announced to implement the Balanced Budget Act of 1997. Based on management's estimate of the expected impact of these changes in reimbursement on future cash flows, this goodwill was fully written off as other general and administrative expenses at December 31, 1997 as required under SFAS No. 121.

  In January 1998, the Company acquired all of the issued and outstanding stock of Alliance Home Health, Inc. ("Alliance"), a home health care business with locations throughout Oklahoma, in exchange for 194,286 shares of common stock. Of the 194,286 shares of Company common stock issued to the former owners of Alliance, 122,857 shares were placed in escrow as consideration for certain contingent liabilities which may be asserted against the former stockholder of Alliance to the extent such claims exceed $500,000 (singularly and/or in aggregate). The escrow period expires December 31, 2003. The Company performed management services for Alliance during 1997 and received revenues totaling approximately $1.2 million of which $695,000 is included in accounts receivable at December 31, 1997. In addition, the Company had advanced $1,465,000 to Alliance for cash flow purposes which is included in other assets at December 31, 1997.

  In February 1998, the Company acquired all of the issued and outstanding capital stock of PRN, Inc. ("PRN"), a home infusion pharmacy business located in San Antonio, Texas, in exchange for $430,000 and assumption of $71,000 debt. The Company has agreed to pay additional consideration of up to $150,000 upon

PRN reaching certain revenue goals. The Company has retained the right to offset certain indemnifiable liabilities against the additional consideration.

  In February 1998, the Company acquired all of the issued and outstanding capital stock of Infusioncare Solutions, Inc. ("ICS") a home health care and infusion business, based in Baton Rouge, Louisiana, in exchange for aggregate consideration of $500,000, of which $375,000 was payable in cash at closing and $125,000 was payable pursuant to a two year promissory note. The Company has retained the right to offset certain indemnifiable liabilities against the sums payable pursuant to the promissory note.

  In February 1998, the Company acquired substantially all of the assets of Precision Health Solutions, L.L.C. ("PHS") a home health care and infusion business, based in Baton Rouge, Louisiana, in exchange for aggregate consideration of $1,000,000, of which $750,000 was payable in cash at closing and $250,000 is payable pursuant to a two year promissory note. The Company has retained the right to offset certain indemnifiable liabilities against the sums payable pursuant to the promissory note.

  Each of the above transactions was accounted for as a purchase.

 Recent Financing

  In December 1997, Amedisys completed the first phase of a private placement of 400,000 shares of convertible preferred stock at $10 per share for gross proceeds of $4 million. These shares are convertible into 864,865 shares of common stock which is equivalent to $4.625 per share (see Note 11 of attached audited financial statements). In the first quarter of 1998, the Company completed its private placement of preferred stock and issued an additional 350,000 shares for gross proceeds of $3.5 million. These shares are convertible into 756,757 shares of common stock which is equivalent to $4.625 per share. Warrants to purchase 52,500 shares of preferred stock at $10 per share, convertible into 113,514 shares of common stock, were issued to the placement agent, Hudson Capital Partners, L.P. in connection with the offering.

INDUSTRY OVERVIEW

  The health care industry continues to undergo changes. The focus is on managing cost and utilization, as opposed to the hospital/physician centered focus that dominated healthcare since the early 1950's. Since the mid- 1980's, health care shifted from providing care at any cost to learning to manage costs. It is predicted the next shift will require health care providers to truly learn to manage care.

  In an effort to manage health care expenditures, a strong focus has been placed on moving the primary source of health care from the traditional institutional settings (hospitals), causing home health care to play a more dynamic role. As a result, the number of services that are provided safely and effectively in alternate sites has dramatically increased.

  Managed care, Medicare/Medicaid and payor reimbursement pressures continue to drive patients through the continuum of care until they reach the setting where the appropriate high quality care can be provided cost effectively. Over the past several years, home care has evolved as a feasible (often preferred) alternative in the continuum. In addition to patient comfort, substantial cost savings can be realized through treatment at home as an alternative to institutional settings.

  To compete in this new environment, it is critical that providers not only provide high quality, cost effective care, but implement clinically-based management information systems to reduce costs, improve productivity, produce and analyze clinical outcomes data, and position themselves as partners in risk sharing.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

  The Company operates principally in two business segments: Provider Services (consisting of home health care and outpatient surgery) and Management Services (consisting of staffing/professional services and physician support and home health care management). See Note 14 of the attached audited financial statements for segment information.

STRATEGY

  The Company's business objective is to enhance its position in its market areas as a leading provider of fully integrated alternate site health care services. The Company views its delivery system as a "hospital without walls" and its strategy to accomplish this is as follows:

    Offer Patients, Physicians, Hospitals and Payors a Continuum of Fully Integrated Care. A consistent quality of care at a reasonable cost will most successfully occur when the care comes from one provider. The Company's strategy to employ this concept in each of its service areas appeals to referral sources and payors, who prefer coordinating care through a single source.

    Focus on selective Geographic Markets. The Company is targeting selected markets in the south and southeastern United States. Through start-ups, acquisitions and expansion of existing services, the Company plans to dominate these markets, to increase utilization of its services by payors and referral sources and to enhance its overall market position. The majority of states in the south and southeast have a low penetration of managed care. As the presence of managed care increases in its service area, the Company believes it is well positioned to provide the broad geographic and service coverage required to contract with these payors. In addition, since many of the areas in which the Company operates are rural, home health care is an ideal delivery system.

    Technology and Innovation Reduce Costs and Expand Business Lines. The development of proprietary software systems not only reduces the Company's costs to operate its business, but provides an additional business line for the Company. Management believes Amedisys will be the first company of its kind to operate with a virtually paperless system, expected to be in use company-wide by the end of 1999. Care givers will be equipped with hand held computers which will not only create greater efficiencies, but will tie information into one centralized source. By enhancing its operations through the use of information technology, the Company is positioned to not only operate more efficiently and deliver care in a more cost-efficient manner, but to compete in an environment increasingly influenced by managed care and subject to changes in reimbursement and government regulation.

    Manage Costs Through Disease State Management. Payors are focusing on the management of patients who suffer from chronic disease states which represent substantial costs. Some of these major disease states include: asthma, cancer, diabetes, HIV, and congestive heart failure. The Company's disease state management program includes: patient education, frequent monitoring and coordinated care from specialists. This approach has been proven to enhance quality of life and reduce the overall cost of care.

    Develop Effective Synergies. Access to qualified nurses is a key factor for success in the home care industry. An important synergy the Company appreciates is access to highly qualified nurses for its infusion and surgery center divisions, by tapping into its resources in its home health care nursing and staffing divisions. In addition, many patients require multiple services provided by the company, thereby allowing cross referrals between Amedisys divisions. This not only benefits patients, but referral sources and payors as well, by allowing them to utilize one company whom they know and trust. Finally, through the synergistic operation of its divisions, the Company can realize cost savings with sales personnel who are educated to cross-sell product lines and by sharing office overhead between a number of division.

BUSINESS DEVELOPMENT

  The Company is committed to growth in each of its ongoing service lines, as well as developing new services such as alternate site infusion therapy. It has an active team of professionals who support business development of ongoing and developing service areas. The team provides support services including market analysis; planning; research; and community, public and media relations which impact Company wide and region specific budget goals. Professionals on the team also provide advertising and educational campaigns.

  Acquisition efforts are supported by business development professionals. A specialized acquisition group works with the presidents of the Company's service lines to select and secure the best companies to meet the Company's strategic goals. Members of the acquisition team include operational, financial, legal, and marketing specialists. After an acquisition is completed, the team interfaces with other specialists from human resources and management information systems to begin the integration process.

  At the regional levels of the Company, community relations and sales professionals work with administrators and branch managers to capture additional market share and enhance growth in each region and service sector.

PROVIDER SERVICES

 Alternate-Site Infusion Therapy

  Infusion therapy is the intravenous, intramuscular or subcutaneous administration of medications and nutrition. These procedures were once confined to hospital environments, however, with the portability of technology and the expanded training and certification standards for registered nurses, infusion procedures can be safely performed in the home setting, physician office and ambulatory infusion suites. New therapies such as pain management and first doses are often administered in ambulatory infusion suites to address possible complications and adverse drug reactions.

  According to Alex Brown in their Home Care Industry Perspective report, the total home infusion therapy market is approximately $5 billion or 13% of the total home health care expenditures, representing the second largest growing segment of the home care industry. Beginning as a cottage industry in the 1970's, the home infusion business experienced explosive growth in the mid-1980's. The industry became saturated in the 1990's. At that time, managed care, which now represents approximately 2/3 of revenues in this segment, began to negotiate lower pricing. This caused many companies to be driven out of business or acquired by the large national providers. As a result of questionable success in the integration of these combined companies, it appears that regional and local providers have benefitted as the larger, most visible companies continue to lose revenues and market share.

  Among the therapies offered by the Company are:

    Antibiotic therapy which is the infusion of antibiotic medications to treat various infections and diseases.

    Total parenteral nutrition which is providing nutrients through catheters for patients who cannot absorb nutrients through the digestive tract due to chronic gastrointestinal conditions. This is typically a long term therapy.

    Enteral nutrition which is the infusion of nutrients through a feeding tube directly into the digestive tract. This can be a long term therapy for patients who cannot eat or drink normally.

    Pain management which is the administration of infusion of drugs to relieve chronic pain.

    Chemotherapy which is the infusion of drugs used to treat various forms of cancer.

    Hydration therapy which is the infusion of fluids to patients who have disease states which deplete their normal balance of fluids.

    In addition, the Company offers high tech respiratory therapy and home medical equipment.

  The Company opened its first infusion office in the 4th quarter of 1997.

 Ambulatory Surgery Centers

  Ambulatory Surgery Centers ("Centers") offer an alternative to hospital surgical suites. The number of procedures offered in these Centers has increased due to advances in technology, including the use of endoscopic procedures and laser equipment. These techniques are less invasive and require shorter recovery periods than traditional hospital services. The Centers offer a high quality, cost effective benefit for insurers, as well as patients who are responsible for co-payments for their procedures. Facility fees are lower than similar hospital procedures and the atmosphere is less institutional. Physicians who operate at the Centers can participate in ownership, and enjoy block scheduling and faster turnaround times, allowing them more time with their patients. The Centers offer a variety of surgical services utilizing state-of-the-art technology and equipment. All are accredited by the Accreditation Association for Ambulatory Care.

  According to a report by SMG Marketing Group in 1997, the market share for freestanding surgery centers has increased in comparison to the outpatient surgical hospital market. Of the 32.1 million total surgical procedures performed in the nation last year, hospitals performed an estimated 24.1 million, of which 14.1 million or 58% occurred on an outpatient basis. It is projected that hospitals will perform 64% of all outpatient surgical procedures for the nation this year, a significant decrease from the 76% performed in 1990. Meanwhile, the shift in total outpatient surgical volume has increased 50% from 14.5 million cases in 1990 to 22.1 million cases in 1996. The shift is due, in large part, to technological advances which allow more procedures to be done in outpatient settings and payors seeking cost effective services for their health plans.

  The Company operates three Centers, with a fourth expected to open in May, 1998. Two of the Centers were acquired in 1995 and are solely owned by the Company. The third Center is a partnership with physicians who utilize the facility.

 Home Health Care Nursing

  In 1996, home health care services was a $40 billion industry, growing 9-11% annually, according to Alex Brown Research and the National Association of Home Care. This total does not include an additional $9-10 billion of low acuity or companion care. Services provided in home health care include four broad categories; (1) nursing and allied health services, (2) infusion therapy, (3) respiratory therapy and, (4) home medical equipment. Accounting for $28 billion in expenditures in 1997, nursing and allied services represent the largest sector or 70% of all home health care services. Medicare reimbursements account for approximately 65.2% of home care nursing. The Balanced Budget Act of 1997 established a new reimbursement system for Medicare home care nursing services for cost reporting periods beginning on or after October 1, 1997. This change will have a significant effect on the home care nursing industry since Medicare is its largest payor source (see Billing and Reimbursement).

  The Company operates 15 home care nursing offices consisting of 10 Medicare provider offices, 4 branch offices, and one office with state licensure. Serving this market for the past 10 years, the Company has built an excellent reputation, based on quality care and specialty nursing services. Because its services are comprehensive, cost-effective and can be accessed 24 hours a day, seven days a week, the Company's home care nursing services are attractive to payors and physicians. Each of its offices are accredited by the Joint Commission on Accreditation of Health Care Organizations (JCAHO).

  The Company provides a wide variety of home health care services including:

    Registered nurses who provide specialty services such as infusion therapy, skilled monitoring, assessments, and patient education. Many of the Company's nurses have advanced certifications.

    Licensed practical (vocational) nurses who perform technical procedures, administer medications and change surgical and medical dressings.

    Physical and occupational therapists who work to strengthen muscles and restore range of motion and help patients to perform the activities of daily living.

    Speech pathologists/therapists who work to restore communication and oral skills such as swallowing.

    Social workers who help families work through the problems associated with acute and chronic illnesses.

    Home health aides who provide personal care such as bathing or assistance in walking.

MANAGEMENT SERVICES

 Staffing/Professional Services

  Temporary staffing allows medical facilities and businesses to manage fixed personnel costs by providing qualified professionals on a temporary basis. In the post consolidation period of hospitals, the number of budgeted personnel have been significantly reduced, yet hospitals are required to maintain adequate staffing ratios to safely care for patients, while not jeopardizing their accreditation certification or licenses.

  According to Staffing Industry Report, the 1996 forecasted revenue for the staffing industry was $72.6 billion. The Bureau for Labor Statistics predicts temporary staffing will be the seventh fastest growing category in the U.S. in the 1995-2005 period, increasing at a rate almost five times that of the general labor force. Estimates by Robert W. Baird & Co. and the National Association of Temporary Staffing services indicate the industry can continue to grow at a pace well above the GDP with traditional office clerical and light industrial growing in the 8-12% range and specialty areas with 20% or better growth.

  The Company supplies professional nurses, therapists and other health care professionals on a temporary, contract and permanent basis. In addition, it provides professional and clerical placements on a temporary and permanent basis. A major differentiating feature propelling the Company's growth is its 24 hour a day accessibility and its proprietary software system. Having established a strong reputation for excellence in this industry over the past 15 years, the Company operates 12 staffing offices in its service area.

 Home Health Care Management

  Amedisys Resource Management provides a full menu of management and consulting services particularly designed to meet the needs of home health care agencies. Changing government regulations will force home health care agencies to become more efficient and information oriented. It will be critical to measure costs more accurately and operate below current cost structures. This new environment will accelerate the need for management and consulting services and information systems.

  The Company's services include: financial reporting systems, general agency management, quality improvement programs, receivables financing, and business development. In addition, a complete management information system is available on a leased basis. This system is proprietary to Amedisys and gives the agency a single entry system which integrates payroll and general ledger with the general accounting system, reports clinical data and meets Medicare guidelines for reporting, billing and collections. This division also offers consulting services and educational seminars which provide continuing educational units for medical personnel. There are approximately 5,841 home health agencies in the Company's service area.

 Physician Support Services

  Physicians are poised to bolster the growth of management services in their industry. There are approximately 600,000 physicians in the U.S. and most still practice medicine as a cottage industry. According to the American Medical Association there are 16,000 group practices in the United States, with the average size of nine physicians. This accounts for 24% of practicing physicians.

  Approximately 6% of all group practices have been acquired by or are associated with investor owned physician practice management companies. Physician fears, generated by the highly publicized problems of the physician practice management industry, have caused them to prefer having their practices managed by an outside group or a management group holding minority interest, rather than being acquired.

  Amedisys manages physician practices and forms independent practice associations ("IPA's"). The Company's services include: (1) comprehensive management information systems that collect and assimilate data necessary for monitoring and managing health care costs; (2) claims administration; (3) utilization management; (4) care coordination and case management; (5) monitoring of quality standards; (6) credentialing and recruiting of physicians; and (7) financial systems which record billing, manage the collections process, provide accounts payable information, and track such data through the business cycle.

FUTURECARE

  In February 1996, the Company formed FutureCare, Inc., a Nevada corporation, to organize and operate a preferred provider network and to form a health maintenance organization called FutureCare Health Plans of Louisiana, Inc., a licensed HMO in Louisiana. This was to be a joint venture with physicians. When FutureCare was developed physician sponsored networks needed an HMO license to offer its services to employer groups and purchasers of health plans. However, recent legislation allowed Physician Provider Networks to offer their services without becoming a licensed HMO. In view of this change, the Company discontinued its efforts to open FutureCare in late 1996.

BILLING AND REIMBURSEMENT

  Revenues generated from the Company's home health care services are paid by private insurance carriers, managed care organizations, individuals, Medicare, Medicaid and other local health insurance programs. Medicare is a federally funded program available to persons with certain disabilities and persons aged 65 or older. Medicaid, a program jointly funded by federal and state governments, and other local governmental health care programs, is designed to pay for certain health care and medical services provided to low income individuals without regard to age. Home health care management services are paid through a contractual agreement between the Company and the client home health care agency. The Company has several statewide contracts for negotiated fees with insurers and managed care organizations.

  The Company submits all Medicare claims to a single insurance company acting as a fiscal intermediary for the federal government. The Medicaid system in Texas follows similar reimbursement guidelines. The state of Louisiana adopted a fee-for-service payment method in 1995. Supplemental staffing services are billed directly to health care facilities. Physician management fees are collected directly from managed practices and networks. Outpatient surgery fees are collected from commercial insurance systems, managed care organizations, Medicare and Medicaid programs and individuals.

MEDICARE REIMBURSEMENT REDUCTIONS AND RELATED RESTRUCTURING

  The Company derives 42% of its revenues from the Medicare system. In 1997, Congress approved the Balanced Budget Act of 1997 (the "Budget Act"). The Budget Act established an interim payment system (the "IPS") that provided for the lowering of reimbursement limits for home health visits. For cost reporting periods beginning on or after October 1, 1997, Medicare-reimbursed home health agencies will have their costs limits determined as the lesser of
(i) their actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies, or (iii) an agency-specific per-patient cost limit, based on 98% of 1994 costs adjusted for inflation. The new IPS cost limits will apply to the Company for the cost reporting period beginning January 1, 1998. During the three months ended December 31, 1997, various regulations and interpretations of the Budget Act were published which enabled the Company to calculate the potential impact on reimbursement of the new IPS cost limits. Additionally, on March 31, 1998, the government released its final determination and definitions of the new IPS cost limits. Management's analysis, without giving effect for any cost reductions, estimated the aggregate reduction in reimbursement in 1998 to exceed $8.0 million for certain of the Company's Medicare-certified nursing agencies. Management is reviewing potential cost reductions to decrease the estimated impact of the IPS.

  The Budget Act also provided for a 25% reduction in home oxygen reimbursement from the 1997 fee schedule effective January 1, 1998 and a further reduction of 5% effective January 1, 1999. Compounding these reductions was a freeze on consumer price index increases in oxygen reimbursement rates until the year 2003. Additionally, due to the above reimbursement changes affecting home health agencies, the Company's main referral sources for its durable medical equipment business have decreased, as well as the referrals the Company anticipated capturing from its existing agencies. These changes may result in a significant impact on the profitability of these services.

  Based upon management's determination of the expected impact of these changes in reimbursement on future cash flows, goodwill was written down by $835,000 during the three months ended December 31, 1997, as required under Statement of Financial Accounting Standard No. 121 ("SFAS 121"), "Accounting for the Impairment of long-lived Assets and for long-lived Assets to Be Disposed of". This write-down is reflected in the accompanying consolidated statements of operations.

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

QUALITY CONTROL AND IMPROVEMENT

  As a medical service business, the quality and reputation of the Company's personnel and operations are critical to its success. The Company has implemented quality assurance programs as well as policies and procedures in its divisions at both the corporate and regional levels. The Company strives to meet guidelines set forth by the Joint Commission on Accreditation of Health Care Organizations, as well as state and federal guidelines for Medicare and Medicaid licensure.

  The Company maintains an active quality improvement team who make periodic on-site inspections of regional offices to review systems and operations. An educational division is also part of quality assurance operations and conducts educational and training sessions at regional sites, as well as disseminating continuing education materials to regional offices.

RECRUITING AND TRAINING

  The Company's Human Resource Department coordinates recruiting efforts for corporate and field personnel. Employees are recruited through newspaper advertising, professional recruiters, the Company's web page, networking and word-of-mouth referrals. The Company believes it is competitive in the industry and offers its employees upward mobility, health insurance, an Employee Stock Option program, a 401K plan, and a cafeteria plan.

  Uniform procedures for screening, testing and verifying references, including criminal checks where appropriate, have been established. All employees receive a formalized orientation program, including familiarization with the Company's policies and procedures.

  Continuing professional education and training programs are offered through the Amedisys Institute, and advanced professional certifications are encouraged and often underwritten by the Company.

GOVERNMENT REGULATION

  The Company's home health care business is highly regulated by federal, state and local authorities. Regulations and policies frequently change and the Company monitors changes through trade and governmental publications and associations. Managers participate on various licensing and association boards. The Company's home health care subsidiaries are certified by the Health Care Financing Administration ("HCFA") and are therefore eligible to receive reimbursement for services through the Medicare system.

  Home health care offices have licenses granted by the health authorities of respective states. Texas and Louisiana do not currently require a Certificate of Need which some states require to establish a home health care agency. Texas requires licensure and currently new licenses are being issued. In both states, each location must be licensed and service areas are determined by the state legislatures. Currently JCAHO accreditation of home health care agencies is voluntary. However, Managed Care Organizations ("MCO's"), use JCAHO accreditation as a minimum standard for regional and state contracts.

  The Company's regional offices work with client hospitals to follow their protocol for supplemental staffing to meet the standards for JCAHO, which includes verification of licensure and/or certification.

  Ambulatory surgery centers require a Certificate of Need in some states and are regulated by state and federal guidelines, as well as Medicare standards. While accreditation is not mandatory, the majority of managed care companies will only contract with accredited centers. All of the Company's ambulatory surgery centers have been accredited by the Accreditation Association for Ambulatory Health Care (AAAHC).

  The Company strives to comply with all federal, state and local regulations and has satisfactorily passed all federal and state inspections and surveys. The ability of the Company to operate properly will depend on the Company's ability to comply with all applicable healthcare regulations.

COMPETITION

  The Company's services are provided by a number of local, regional and national companies and are highly competitive. Unlike the Company, many of these competitors do not offer the continuum of care and/or do not have the geographical coverage to secure contracts with many of the payors. Home health care providers compete for referrals based primarily on scope and quality of services, geographic coverage, pricing, and outcomes data. The Company believes its favorable competitive position is attributable to its reputation for nearly two decades of consistent, high quality care; its broad menu of services; its state-of-the-art information management systems; and its widespread service network.

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

EMPLOYEES

  As of December 31, 1997, the Company had 665 full-time employees, excluding part time field nurses and other professionals in the field. Full time employees include 15 Administrative Group Members consisting of product line presidents and operational support personnel. The balance of the full time employees include regional administrators, branch managers, general branch managers, business development personnel, clerical support staff, clinical field staff (including RN's, LPN's/LVN's, home health aides and other allied health professionals), information systems personnel, and accounting personnel.

  All management and business development personnel are salaried. The Company complies with the Fair Labor Standards Act in establishing compensation methods for its employees. Select positions within the Company are deemed to be bonus eligible based on the achievement of pre-determined budget criteria. The Company sponsors and contributes toward the cost of a group health insurance program for its eligible employees and their dependents. The group health insurance program is self-funded by the Company; however, there is an aggregate stop loss policy in place to limit the liability for the Company. The Company also provides a group term life insurance policy and a long term disability policy for eligible employees. In addition, the Company offers a 401K retirement plan and encourages all of its eligible employees to participate. The Company has a Cafeteria 125 plan in place as well.

  The Company believes its employee relations are good. It successfully recruits employees and many of its employees are shareholders.

INSURANCE

  The Company maintains casualty coverages for all of its operations, including professional and general liability, workers' compensation, automobile, property, and fiduciary liability. The insurance program is reviewed periodically throughout the year and thoroughly on an annual basis to insure adequate coverage is in place. The Company is approved through the State of Louisiana to self-insure its workers' compensation program. All other states are covered on a fully insured basis through "A+" rated insurers. All of the Company's employees are bonded. The Company is self-insured for its employee health benefits.

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

  The Company presently operates three ambulatory surgery centers, two located in Texas and one in Louisiana. These centers occupy an aggregate of 33,504 square feet. Of the total square footage occupied by ambulatory surgery centers, 21,504 square feet are leased, and the balance is owned. The Company believes the terms and lease rates reflect current market values. Space in the ambulatory surgery centers encompasses eleven surgical suites, pre-op and post-op areas, business offices, consultation, and waiting areas. The ambulatory surgery centers are equipped with modern technology and equipment to perform surgery, laboratory studies and limited diagnostic testing. Construction is 90% complete on a fourth surgery center located in Texas, with a projected opening of May, 1998. Preliminary plans are under way for an additional location in Lafayette, LA.

  The following is a list of the Company's offices. Unless otherwise indicated, the Company has one office in each city.

     Louisiana (19)            Texas (10)         Tennessee (1)
     Baton Rouge (3)           Dallas (2)         Memphis
     Covington                 Houston (3)
     Hammond (3)               Longview           North Carolina (1)
     Harahan                   Nederland (2)      Winston-Salem
     Lafayette (2)             Pasadena
     Lake Charles (2)          San Antonio        Kansas (1)
     LaPlace                                      Overland Park
     Metairie (2)              Mississippi (1)
     Monroe                    Jackson            Minnesota (1)
     Prairieville                                 Bloomington
     Shreveport (2)

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
    MATTERS

  From August 1994, through August 1997, the Company's common stock traded on the Nasdaq Small Cap Market and since August 1997, the Company has been trading on the Nasdaq National Market. As of March 25, 1998, there were approximately 147 holders of record of the Company's Common Stock and the Company believes there are approximately 980 beneficial holders. The Company has not paid any dividends on its Common Stock and expects to retain any future earnings for use in its business development. The following table provides the high and low prices of the Company's Common Stock during 1996 and 1997 as quoted by Nasdaq. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                        HIGH    LOW
                                        ----    ---
             1st Quarter 1996.......... $9 5/8  $7 1/2
             2nd Quarter 1996..........  9 1/4   6 3/4
             3rd Quarter 1996..........   8      5 3/4
             4th Quarter 1996..........  8 1/2   4 1/2
             1st Quarter 1997.......... $7 7/8  $4 3/8
             2nd Quarter 1997..........  7 1/4   4 5/8
             3rd Quarter 1997..........  7 1/4   4 5/16
             4th Quarter 1997..........   7      4 5/16

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth certain historical data relating to the Company. For the years of 1994, 1995, 1996, and 1997, the data was derived from audited consolidated financial statements. Data for the year of 1993 is unaudited, but in the opinion of management, presents fairly the financial condition and results of operations for this period.

  SELECTED HISTORICAL        1997        1996      1995(1)     1994(1)      1993(1)
STATEMENT OF INCOME DATA  ----------  ----------  ----------  ----------  -----------
                                                                          (UNAUDITED)
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net Service Revenue.....  $   54,496  $   46,060  $   37,589  $   28,902  $   22,445
Cost of Service Revenue.      30,641      26,405      22,424      16,996      14,674
                          ----------  ----------  ----------  ----------  ----------
  Gross Margin..........      23,855      19,655      15,165      11,906       7,771
General/Administrative
 Expenses...............      24,443      18,511      13,785       9,740       7,204
                          ----------  ----------  ----------  ----------  ----------
  Operating Income
   (Loss)...............        (588)      1,144       1,380       2,166         567
Other Income and
 Expense................        (753)     (1,124)       (238)       (248)        (33)
Income Tax Expense
 (Benefit)..............        (382)          2         200          13          39
                          ----------  ----------  ----------  ----------  ----------
Income (Loss) before
 Cumulative Effect of
 Change in Account
 Principle..............        (959)         18         942       1,905         495
Cumulative Effect of
 Change in Accounting
 Principle..............        (235)         --          --          --          --
                          ----------  ----------  ----------  ----------  ----------
Net Income (Loss).......  $   (1,194) $       18  $      942  $    1,905  $      495
                          ==========  ==========  ==========  ==========  ==========
EARNINGS (LOSS) PER
 COMMON SHARE...........  $    (0.43) $     0.01  $     0.37  $     0.75  $     0.22
                          ==========  ==========  ==========  ==========  ==========
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING.....   2,735,000   2,575,000   2,570,000   2,525,000   2,285,000
                          ==========  ==========  ==========  ==========  ==========
PROFORMA INFORMATION
 (UNAUDITED)(1)
Net Income (Loss)
 (Historical)...........  $   (1,194) $       18  $      942  $    1,905  $      495
Proforma Adjustments:
Income Taxes on SCC
 Results................          --          --         191         646         155
                          ----------  ----------  ----------  ----------  ----------
Proforma Net Income
 (Loss).................  $   (1,194) $       18  $      751  $    1,259  $      340
                          ==========  ==========  ==========  ==========  ==========
  Proforma Earnings
   (Loss)/Common Share..  $    (0.43) $     0.01  $     0.29  $     0.50  $     0.15
                          ==========  ==========  ==========  ==========  ==========
BALANCE SHEET DATA
Total Assets............  $   22,870  $   16,858  $   11,537  $    9,160  $    7,190
Total Long-term
 Obligations............  $    3,129  $    3,223  $    1,490  $    1,537  $      642
Total Convertible
 Preferred Stock........  $        1  $       --  $       --  $       --  $       --

--------
(1) Surgical Care Centers of Texas, LC ("SCC"), acquired on June 30, 1995, was a limited liability company. Prior to the transaction with Amedisys, the individual owners were responsible for all income taxes and no income tax expense was recorded on SCC through June, 30, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

GENERAL

  The Company is a fully integrated provider of outpatient health services and operates in two basic industry segments: alternate-site provider services and management services operations. The Company's alternate-site provider segment includes the following services: alternate-site infusion therapy, ambulatory surgery centers and home health care nursing. Its management services operations encompass: home health care management, software systems, staffing services, and physician support services.

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

  Reimbursement for home health care nursing services to patients covered by the Medicare program is based on cost reimbursement rates. Final reimbursement is determined after submission of annual cost reports and audits thereof by the fiscal intermediaries. Effective October 1, 1997, home health cost limits were reduced and per beneficiary limits were established which may serve to reduce payments to home health care nursing providers in the future. Additional proposed regulations are expected to change the payment methodology for home health care nursing providers to Medicare patients from a cost based reimbursement system to a prospective payment system in the future. Based upon management's determination of the expected impact of these changes in reimbursement on future cash flows, goodwill was written down by $835,000 during the three months ended December 31, 1997, as required under Statement of Financial Accounting Standard No. 121 ("SFAS 121"), "Accounting for the Impairment of long-lived Assets and for long-lived Assets to Be Disposed of". This write-down is reflected in the accompanying consolidated statements of operations.

  During the fourth quarter of 1997, the Company also changed its accounting policy relating to start-up costs. Prior to this change, costs incurred to establish regional offices prior to beginning services were capitalized as Other Assets and amortized over a five-year period based on accepted industry practice and applicable Medicare regulations. Provisions of a proposed Statement of Position (SOP) expected to be issued by the American Institute of Certified Public Accountants (AICPA) in the second quarter of 1998 will require the write-off of any start-up costs remaining on the balance sheet and expensing of all start-up costs incurred in the future. The Company chose to expense such costs in 1997 to more properly reflect these costs as ongoing costs of expanding the Company's services.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain items included in the Company's consolidated statements of operations as a percentage of net revenues:

                                                       YEARS ENDED DECEMBER
                                                               31,
                                                       -----------------------
                                                        1997     1996    1995
                                                       ------   ------  ------
Net services revenues................................. 100.00%  100.00% 100.00%
Costs of service revenues.............................  56.23    57.33   59.66
                                                       ------   ------  ------
Gross margin..........................................  43.77    42.67   40.34
General and administrative expenses:
  Salaries and benefits...............................  23.21    22.42   17.91
  Other...............................................  21.64    17.77   18.76
                                                       ------   ------  ------
  Total general and administrative expenses...........  44.85    40.19   36.67
Operating Income (Loss)...............................  (1.08)    2.48    3.67
Other Income and expense..............................  (1.38)   (2.43)  (0.63)
                                                       ------   ------  ------
Net income (loss) before taxes and cumulative effect
 of change in accounting principle....................  (2.46)    0.05    3.04
Income tax expense (benefit)..........................  (0.70)    0.01    0.53
                                                       ------   ------  ------
Net income (loss) before cumulative effect of change
 in accounting principle..............................  (1.76)    0.04    2.51
Cumulative effect of change in accounting principle...  (0.43)      --      --
                                                       ------   ------  ------
Net Income (Loss).....................................  (2.19)%   0.04%   2.51%
                                                       ======   ======  ======

YEARS ENDED DECEMBER 31, 1997 AND 1996

 Net Service Revenues

  For the year ended December 31, 1997 and the year ended December 31, 1996, the Company's revenues increased to $54,496,000 from $46,060,000, an 18% increase. This change is primarily attributable to increased revenues in the management services line.

  Provider services net revenues increased to $32,104,000 in 1997 from $30,126,000 in 1996, an increase of 7%. The increase is primarily attributed to continued growth in home health care nursing as well as a full year of operations for St. Luke's SurgiCenter. Home medical equipment was added as a product line in August 1997 with revenues of $465,000.

  Management services net revenues increased to $22,392,000 in 1997 from $15,934,000 in 1996, an increase of 41%. This increase is primarily attributed to growth in staffing/professional services and home health care management. Staffing/professional services revenues increased by 38% to $17,292,000 in 1997 from $12,538,000 in 1996. The increase in staffing services is attributed to placement of private duty nursing, as well as the stabilization of hospital consolidations in the markets the Company services. Home health care management revenues increased due to agencies seeking solutions to the expected changes in Medicare reimbursement.

 Cost of Service Revenues

  Cost of service revenues include all costs directly associated with the generation of net revenues, including salaries and employee benefits and medical supply costs. In 1997, cost of service revenues increased 16% to $30,641,000 from $26,405,000 in 1996. As a percentage of net service revenues, cost of service revenues decreased from 57% in 1996 to 56% in 1997. This decrease is primarily a result of increased revenues in the home care management and outpatient surgery divisions, which have lower direct costs.

 General and Administrative Expenses

  General and administrative expenses increased to $24,443,000 or 45% of revenue in 1997 compared to $18,511,000 or 40% of revenue in 1996. This increase is attributed to the writeoff of previously recorded goodwill, increased expenses resulting from growth in the outpatient surgery division, as well as increased overhead expenses resulting from the development of the infusion therapy division. Start-up costs related to the development of this new division of $299,000 were expensed as incurred. The Company also developed an Employee Stock Ownership Plan (ESOP) for the home health care division with accrued contributions of $721,000 for 1997.

 Other Income/Expense

  Other income/expense decreased from ($1,178,000) in 1996 to ($962,000) in 1997. This decrease is primarily attributed to a one-time charge to earnings in 1996 of $623,000 related to merger discussions with Complete Management, Inc. ("CMI"), offset by additional interest expense incurred in 1997.

 Net Income (Loss)

  Net loss for 1997 was $1,194,000 or $0.43 per share as compared to net income of $18,000 or $.01 per share for 1996.

YEARS ENDED DECEMBER 31, 1996 AND 1995

 Net Service Revenues

  For the year ended December 31, 1996 and the year ended December 31, 1995, the Company's revenues increased to $46,060,000 from $37,589,000, a 23% increase. This change is primarily attributable to increased revenues in the provider services line.

  Provider services net revenues increased to $30,126,000 in 1996 from $21,232,000 in 1995, an increase of 42%. This increase is primarily attributed to continued expansion of home health care nursing and growth in outpatient surgery. Home health care nursing increased 46% from $17,892,000 in 1995 to $26,057,000 in 1996. This increase resulted from expanding market share in existing offices, opening branch offices, and increasing the scope of services and the physician referral base.

  Management services net revenues decreased to $15,934,000 in 1996 from $16,357,000 in 1995, a decrease of 3%. This decrease is mainly attributable to changes in the staffing/professional services division where revenues were $12,538,000 in 1996 compared to $13,774,000 in 1995, a 9% decrease. The majority of this decrease is the result of hospitals utilizing internal staffing pools.

 Cost of Service Revenues

  Cost of Service Revenues increased 18% to $26,405,000 in 1996 from $22,424,000 in 1995. As a percentage of net revenues, cost of service revenues decreased from 60% in 1995 to 57% in 1996. This decrease is primarily attributed to significant growth in the home health care nursing and outpatient surgery divisions, which have lower direct costs.

 General and Administrative Expenses

  General and administrative expenses increased to $18,511,000 or 40% of revenue in 1996 compared to $13,785,000 or 37% of revenue in 1995. The increase is attributable to the expansion of the outpatient surgery division and increased revenues in the home health care nursing division. As revenues increased in the home health care nursing division, expenses also increased due to the cost reimbursement method of home health care payments from the Medicare system. General and administrative expenses also increased due to the addition of three senior managers and additional personnel to enhance the information system.

 Other Income/Expense

  Other income/expense increased to ($1,178,000) in 1996 from ($250,000) in 1995, a 371% increase. This increase is mainly attributable to a one-time charge to earnings of $623,000. The charge was taken as a result of merger discussions with Complete Management, Inc. ("CMI"), a New York based provider of physician practice management services. During discussions with the management of CMI, Company management decided to write off certain investments. These investments consisted primarily of advances made to develop a proposed managed care organization and certain non-operating equipment believed to have no realizable value to future operations. The discussions with CMI began with a signed letter of intent in October 1996 and were terminated in March 1997 because the companies could not agree on terms.

 Net Income

  Net income decreased to $18,000 or $.01 per share for 1996 from $942,000 or $.37 per share in 1995 mainly attributable to the one-time charge to earnings of $623,000.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's current capital resources are sufficient to fund current operations for the foreseeable future. However, the Company's business strategy is to pursue the acquisition of complimentary business and expand current operations which would increase its capital requirements. The timing, size and success of the Company's acquisition and expansion efforts and the associated capital commitments cannot be readily predicted. The Company currently intends to finance future acquisitions by using shares of its common stock for a portion of the consideration to be paid. In the event that the common stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept common stock as part of the consideration for the sale of their businesses, the Company may be required to utilize more of its cash resources. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional equity or debt financing. Except for current lines of credit, the Company has no firm commitment for additional financings or borrowings.

  At December 31, 1997, the Company had revolving bank lines of credit of $5,500,000 and $750,000 bearing interest at bank prime plus 1.5% and bank prime plus 1%, respectively. Subsequent to year end, the $5,500,000 line of credit was increased to $7,500,000 for 120 days. At December 31, 1997, approximately $440,000 was unused under these lines of credit. These lines of credit are collateralized by 80% of eligible receivables in the staffing and outpatient surgery divisions and 75% in the home health care nursing division. Eligible receivables are defined principally as trade accounts that are aged less than 90 days for the staffing and outpatient surgery divisions and 120 days for the home health care nursing division.

  Net cash used by operating activities increased from ($936,000) in the year ended December 31,1996 to ($1,142,000) in the year ended December 31,1997. The change was due to increased accounts receivable which is a direct result of increased revenues. Net cash used in investing activities decreased from ($2,713,000) in the year ended December 31, 1996 to ($1,241,000) in the year ended December 31, 1997. This decrease is attributed to a decrease in the fixed asset acquisitions in the current period.

  Net cash provided by financing activities increased from $3,883,000 in the year ended December 31, 1996 to $5,349,000 in the year ended December 31, 1997. This increase is primarily attributed to a private placement of 400,000 shares of $.001 par value convertible preferred stock pursuant to Regulation D of the Securities Act of 1933 at $10 per share for gross proceeds of $4 million.

  At December 31, 1997, the Company had working capital of $3,137,000 and stockholders equity of $8,274,000. The company's ratio of total liabilities to equity at December 31, 1997 was 1.8 to 1.0.

INFLATION

  The Company does not believe that inflation has had a material effect on its results of operations for the twelve months ended December 31, 1997. The Company expects that any increase in costs attributable to inflation in the future would be offset by an increase in fees charged for services.

ITEM 8. FINANCIAL STATEMENTS

  See Index to Financial Statements on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

  Certain information required by Part III is omitted from this Report in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 12, 1998 pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  (a) Executive Officers--See section entitled "Executive Officers" in Part I hereof.

  (b) Directors--The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated by reference to the section "Compensation of Executive Officers" and "Compensation of Directors" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated by reference to the sections entitled "Record Date and Principle Ownership" and "Security Ownership of Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated by reference to the section entitled "Certain Transactions" in the Proxy Statement.

                                    PART IV.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

 EXHIBIT
   NO.                            IDENTIFICATION OF EXHIBIT
 -------      -----------------------------------------------------------------
  2.1(1)   -- Acquisition Agreement dated December 20, 1993 between the Company and M & N Capital Corp.
  2.2(3)   -- Plan of Merger dated August 3, 1994 between M & N Capital Corp.
              and the Company
  2.3(4)   -- Certificate of Merger dated August 3, 1994 between M & N Capital
              Corp. and the Company
  2.4(7)   -- Acquisition Agreement dated August 1,1997 between the Company and
              Allgood Medical Services, Inc.
  2.5(7)   -- Exchange Agreement dated January 1, 1998 between the Company and
              Alliance Home Health, Inc. and University Capital Corp. dated
              December 10, 1997.
  2.6(7)   -- Stock Purchase Agreement by and among Amedisys, Alternate-Site
              Infusion Therapy Services, Inc., PRN, Inc. d/b/a Home IV Therapy,
              Joseph W. Stephens, and Terry I. Stevens dated February 23, 1998.
  2.7(7)   -- Agreement to Purchase by and between Amedisys, Alternate-Site
              Infusion Therapy Services, Inc. and Precision Health Systems,
              L.L.C. dated February 27, 1998.
  2.8(7)   -- Promissory note in the amount of $250,000 to Precision Health
              Solutions, L.L.C. in connection with the purchase of the company.
  2.9(7)   -- Stock Purchase Agreement by and among Amedisys Alternate-Site
              Infusion Therapy Services, Inc., Infusioncare Solutions, Inc. and
              Daniel D. Brown dated February 27, 1998.
  2.10(7)  -- Promissory note in the amount of $125,000 to Daniel D. Brown in connection with the purchase of the company.
  3.1(4)   -- Certificate of Incorporation
  3.2(4)   -- Bylaws
  3.3(7)   -- Certificate of Designation for the Series A Preferred Stock
  4.1(4)   -- Common Stock Specimen
  4.2(7)   -- Preferred Stock Specimen
  4.3(7)   -- Form of Placement Agent's Warrant Agreement
  5.1(7)   -- Opinion regarding Legality
 10.1(4)   -- Master Note with Union Planter's Bank of Louisiana
 10.2(4)   -- Merrill Lynch Term Working Capital Management Account
 10.3(5)   -- Promissory Note with Deposit Guaranty National Bank
 10.4(7)   -- Amended and Restated Stock Option Plan
 10.5(7)   -- Registration Rights Agreement
 18.1(8)   -- Letter regarding Change in Accounting Principles
 21.1(7)   -- List of Subsidiaries
 23.1(7)   -- Consent of Counsel (contained in Exhibit 5.1)
 23.2(7)   -- Consents of Arthur Andersen, LLP and Hannis T. Bourgeois & Co.,
              L.L.P., independent public accountants
 27.1(8)   -- Financial Data Schedule

--------
(1) Previously filed as an exhibit to the Current Report on Form 8-K dated December 20, 1993.
(2) Previously filed as an exhibit to the Current Report on Form 8-K dated February 14, 1994.
(3) Previously filed as an exhibit to the Current Report on Form 8-K dated August 11, 1994.
(4) Previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1994.
(5) Previously filed as an exhibit to the Current Report on Form 8-K dated June 30, 1995.
(6) Previously filed as an exhibit to the Registration Statement on Form S-1 (333-8329) dated July 18, 1996.
(7) Previously filed as an exhibit to the Registration Statement on Form S-3 dated March 11, 1998.
(8)  Filed herewith.

  (b) Reports on Form 8-K

  No Reports on Form 8-K were filed during the fourth quarter of 1997.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Amedisys, Inc. and Subsidiaries:

  We have audited the accompanying consolidated balance sheets of Amedisys, Inc. (a Delaware Corporation) and Subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amedisys, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

  As explained in Note 5 to the financial statements, effective January 1, 1997, the Company changed its method of accounting for start-up costs.

ARTHUR ANDERSEN LLP                       HANNIS T. BOURGEOIS & CO., LLP

April 15, 1998

                        AMEDISYS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1997 AND 1996

                          (IN 000'S EXCEPT SHARE DATA)

                                                               1997     1996
                                                              -------  -------
CURRENT ASSETS:
  Cash and cash equivalents.................................. $ 4,070  $ 1,104
  Accounts receivable, net of allowance for doubtful accounts
   of $1,617 in 1997 and $732 in 1996........................   9,630    8,271
  Prepaid expenses...........................................     247      264
  Income tax receivable (Note 9).............................     118       74
  Inventory and other current assets.........................     536      442
                                                              -------  -------
      Total current assets...................................  14,601   10,155
NOTES RECEIVABLE FROM RELATED PARTIES (Note 10)..............     252      190
OTHER INVESTMENTS (Note 4)...................................     399      456
PROPERTY, PLANT AND EQUIPMENT, NET (Notes 3 and 8)...........   4,785    4,610
DEFERRED TAX ASSET (Note 9)..................................     926      447
OTHER ASSETS, NET (Note 5)...................................   1,907    1,000
                                                              -------  -------
      Total assets........................................... $22,870  $16,858
                                                              =======  =======
CURRENT LIABILITIES:
  Accounts payable........................................... $ 1,338  $ 1,416
  Accrued expenses--
    Payroll and payroll taxes................................   2,025    1,033
    Insurance (Note 12)......................................     521      643
    Other....................................................     847      883
  Notes payable (Note 6).....................................   5,806    4,379
  Current portion of notes payable to related parties (Note
   10).......................................................      45       90
  Current portion of long-term debt (Note 7).................     690      458
  Current portion of obligations under capital leases (Note
   8)........................................................     192      231
                                                              -------  -------
      Total current liabilities..............................  11,464    9,133
LONG-TERM DEBT (Note 7)......................................   2,995    1,937
NOTES PAYABLE TO RELATED PARTIES (Note 10)...................      --      943
OBLIGATIONS UNDER CAPITAL LEASES (Note 8)....................     134      343
                                                              -------  -------
      Total liabilities......................................  14,593   12,356
                                                              -------  -------
COMMITMENTS AND CONTINGENCIES (Notes 8, 12 and 15)                 --       --
                                                              -------  -------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES...............       3      188
                                                              -------  -------
STOCKHOLDERS' EQUITY (Note 11):
  Common stock--$.001 par value; 10,000,000 shares
   authorized; 2,850,067 and 2,576,191 shares outstanding in
   1997 and 1996, respectively...............................       3        2
  Preferred stock--$.001 par value; 2,500,000 shares
   authorized and 400,000 shares outstanding in 1997.........       1       --
  Additional paid-in capital.................................   7,092    1,916
  Treasury stock--4,167 shares at $6.00 per share............     (25)      --
  Retained earnings..........................................   1,203    2,397
  Stock subscriptions receivable.............................      --       (1)
                                                              -------  -------
      Total stockholders' equity.............................   8,274    4,314
                                                              -------  -------
      Total liabilities and stockholders' equity............. $22,870  $16,858
                                                              =======  =======

        The accompanying notes are an integral part of these statements.

                        AMEDISYS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                          (IN 000'S EXCEPT SHARE DATA)

                                                1997        1996        1995
                                             ----------  ----------  ----------
INCOME:
  Net service revenues.....................  $   54,496  $   46,060  $   37,589
  Cost of service revenues.................      30,641      26,405      22,424
                                             ----------  ----------  ----------
    Operating revenues.....................      23,855      19,655      15,165
                                             ----------  ----------  ----------
GENERAL AND ADMINISTRATIVE EXPENSES:
  Salaries and benefits....................      12,651      10,327       6,732
  Other (Notes 2 and 5)....................      11,792       8,184       7,053
                                             ----------  ----------  ----------
    Total general and administrative
     expenses..............................      24,443      18,511      13,785
                                             ----------  ----------  ----------
    Operating income.......................        (588)      1,144       1,380
                                             ----------  ----------  ----------
OTHER INCOME (EXPENSE):
  Interest expense.........................        (870)       (579)       (410)
  Interest income..........................          31          43          72
  Write-off of investments (Note 4)........          --        (623)         --
  Miscellaneous............................        (123)        (19)         88
                                             ----------  ----------  ----------
    Total other expense....................        (962)     (1,178)       (250)
                                             ----------  ----------  ----------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY
 INTEREST AND CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE...................      (1,550)        (34)      1,130
INCOME TAX EXPENSE (BENEFIT) (Note 9)......        (382)          3         200
                                             ----------  ----------  ----------
Income (loss)before minority interest in
 net income of consolidated subsidiaries
 and cumulative effect of a change in
 accounting principle......................      (1,168)        (37)        930
MINORITY INTEREST IN (INCOME) LOSS OF
 CONSOLIDATED SUBSIDIARIES.................         209          55          12
                                             ----------  ----------  ----------
    Net income (loss) before cumulative
     effect of change in accounting
     principle.............................        (959)         18         942
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE (Note 5)........................        (235)         --          --
                                             ----------  ----------  ----------
    Net income (loss)......................  $   (1,194) $       18  $      942
                                             ----------  ----------  ----------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.   2,735,000   2,575,000   2,570,000
                                             ----------  ----------  ----------
EARNINGS (LOSS) PER COMMON SHARE (Notes 1
 and 2):
  Income (loss) before cumulative effect of
   change in accounting principle..........  $    (0.35) $     0.01  $     0.37
  Cumulative effect of change in accounting
   principle...............................       (0.08)         --          --
                                             ----------  ----------  ----------
    Net income (loss)......................  $    (0.43) $     0.01  $     0.37
                                             ==========  ==========  ==========
PRO FORMA INFORMATION (UNAUDITED): (Note 2)
  Historical net income (loss).............  $   (1,194) $       18  $      942
  Pro forma adjustments--Income taxes on
   Surgicare results.......................          --          --         191
                                             ----------  ----------  ----------
  Pro forma net income (loss)..............  $   (1,194) $       18  $      751
                                             ==========  ==========  ==========
PRO FORMA EARNINGS (LOSS) PER COMMON SHARE.  $    (0.43) $     0.01  $     0.29
                                             ==========  ==========  ==========

        The accompanying notes are an integral part of these statements.

                        AMEDISYS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                         (IN 000'S, EXCEPT SHARE DATA)

                                              PREFERRED
                            COMMON STOCK        STOCK      ADDITIONAL              STOCK                  TOTAL
                          ----------------- --------------  PAID-IN   RETAINED SUBSCRIPTIONS TREASURY STOCKHOLDERS'
                           SHARES    AMOUNT SHARES  AMOUNT  CAPITAL   EARNINGS  RECEIVABLE    STOCK      EQUITY
                          ---------  ------ ------- ------ ---------- -------- ------------- -------- -------------
BALANCE, December 31,
 1994...................  2,546,721   $ 2        --   --     $1,653    $2,494      $(107)      $ --      $ 4,042
 Issuance of stock for
  acquisitions (Note 2).     37,143     1        --   --        324        --         --         --          325
 Pooled acquisition--
  distributions to
  owners (Note 2).......         --    --        --   --         --    (1,057)        --         --       (1,057)
 Payments received on
  stock subscriptions...         --    --        --   --         --        --         23         --           23
 Net income.............         --    --        --   --         --       942         --         --          942
                          ---------   ---   -------  ---     ------    ------      -----       ----      -------
BALANCE, December 31,
 1995...................  2,583,864     3        --   --      1,977     2,379        (84)        --        4,275
 Issuance of stock in
  connection with
  warrants (Note 11)....      1,190    --        --   --          9        --         --         --            9
 Payments received on
  and write-off of stock
  subscriptions.........     (8,863)   (1)       --   --        (70)       --         83         --           12
 Net income.............         --    --        --   --         --        18         --         --           18
                          ---------   ---   -------  ---     ------    ------      -----       ----      -------
BALANCE, December 31,
 1996...................  2,576,191     2        --   --      1,916     2,397         (1)        --        4,314
 Payments received on
  stock subscriptions...         --    --        --   --         --        --          1         --            1
 Issuance of stock in
  connection with
  private placement
  stock, offering
  acquisition, and 401K
  plan (Notes 2 and 11).    273,876     1        --   --      1,596        --         --         --        1,597
 Cost of private
  placement.............         --    --        --   --       (110)       --         --         --         (110)
 Purchase of treasury
  stock.................         --    --        --   --         --        --         --        (25)         (25)
 Issuance of preferred
  stock (Note 11).......         --    --   400,000    1      3,999        --         --         --        4,000
 Costs of preferred
  stock issuance (Note
  11)...................         --    --        --   --       (309)       --         --         --         (309)
 Net loss...............         --    --        --   --         --    (1,194)        --         --       (1,194)
                          ---------   ---   -------  ---     ------    ------      -----       ----      -------
BALANCE, December 31,
 1997...................  2,850,067   $ 3   400,000  $ 1     $7,092    $1,203      $  --       $(25)     $ 8,274
                          =========   ===   =======  ===     ======    ======      =====       ====      =======

        The accompanying notes are an integral part of these statements.

                        AMEDISYS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                   (in 000's)

                                                      1997     1996     1995
                                                     -------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss).................................. $(1,194) $    18  $   942
 Adjustments to reconcile net income to net cash
  (used) provided by operating activities--
  Depreciation and amortization.....................   1,240      945      647
  Provision for bad debts...........................   1,427      878      483
  Write-off of goodwill (Note 2)....................   1,028       --       --
  (Gain) loss on disposal of property and equipment.     (12)       8        7
  Other, net........................................      37       --       --
  Deferred income tax benefit.......................    (566)    (240)    (162)
  Minority interest.................................    (209)     (55)     (12)
  Cumulative effect of change in accounting
   principle........................................     326       --       --
  Changes in assets and liabilities--
   Increase in accounts receivable..................  (2,549)  (3,025)  (1,012)
   (Increase) decrease in inventory and other
    current assets..................................      46      (54)    (330)
   Increase in other assets.........................  (1,407)    (733)    (114)
   Increase (decrease) in accounts payable..........    (143)   1,014     (188)
   Increase in accrued expenses.....................     834      308    1,292
                                                     -------  -------  -------
    Net cash (used) provided by operating
     activities.....................................  (1,142)    (936)   1,553
                                                     -------  -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease in notes receivable.......................      --       --       10
 Proceeds from sale of property, plant and
  equipment.........................................     191       12       42
 Purchase of property, plant and equipment..........  (1,456)  (2,965)    (446)
 Minority interest investment in subsidiary.........      24      240       --
                                                     -------  -------  -------
    Net cash used by investing activities...........  (1,241)  (2,713)    (394)
                                                     -------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash received in purchase acquisitions.............      --       --       11
 Cash used in purchase acquisitions.................    (465)      --       --
 Net borrowings on line of credit agreement.........   1,428    1,922      783
 Proceeds from issuance of notes payable and capital
  leases............................................     992    2,596      661
 Payments on notes payable and capital leases.......  (1,037)    (699)    (574)
 Decrease in notes payable--related parties.........      (1)     (44)    (236)
 (Increase) decrease in notes receivable--related
  parties...........................................     (62)      85      (40)
 Proceeds from issuance of stock....................   4,518        9       --
 Payments received on stock subscriptions
  receivable........................................       1       14       23
 Distributions to members (Note 2)..................      --       --   (1,058)
 Purchase of treasury stock.........................     (25)      --       --
                                                     -------  -------  -------
    Net cash provided (used) by financing
     activities.....................................   5,349    3,883     (430)
                                                     -------  -------  -------
NET INCREASE IN CASH AND CASH EQUIVALENTS...........   2,966      234      729
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR......   1,104      870      141
                                                     -------  -------  -------
CASH AND CASH EQUIVALENTS AT END OF YEAR............ $ 4,070  $ 1,104  $   870
                                                     =======  =======  =======

                        AMEDISYS, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                   (in 000's)

                                                            1997   1996 1995
                                                            -----  ---- -----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash payments for--
  Interest................................................. $ 846  $495 $ 366
                                                            =====  ==== =====
  Income taxes............................................. $  --  $586 $  36
                                                            =====  ==== =====
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING
 ACTIVITIES
 Acquisition of Health Care 24 Inc.--
  Value of stock issued in exchange........................ $  --  $ -- $  50
  Value of note payable issued in exchange.................    --    --    50
  Fair value of property and equipment acquired............    --    --   (15)
                                                            -----  ---- -----
  Client lists acquired.................................... $  --  $ -- $  85
                                                            =====  ==== =====
 Acquisition of Home Care Plus, Inc.--
  Value of stock issued in exchange........................ $  --  $ -- $ 274
  Cash acquired in exchange................................    --    --   (11)
  Working capital acquired net of cash and cash
   equivalents.............................................    --    --  (151)
  Fair value of property and equipment acquired............    --    --   (30)
  Long-term debt assumed...................................    --    --   230
                                                            -----  ---- -----
  Goodwill recorded in exchange............................ $  --  $ -- $ 312
                                                            =====  ==== =====
 Related party note payable refinanced with financing
  company.................................................. $ 988  $ -- $  --
                                                            =====  ==== =====
 Issuance of stock to 401(k) plan.......................... $  59  $ -- $  --
                                                            =====  ==== =====
 Acquisition of Allgood Medical Services, Inc.--
  Cash paid in exchange.................................... $ 465  $ -- $  --
  Value of stock issued in exchange........................   600    --    --
  Value of note payable issued in exchange.................   100    --    --
  Working capital acquired net of cash and cash
   equivalents.............................................  (313)   --    --
                                                            -----  ---- -----
  Goodwill recorded in exchange (Note 2)................... $ 852  $ -- $  --
                                                            =====  ==== =====


        The accompanying notes are an integral part of these statements.

                        AMEDISYS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1997, 1996 AND 1995

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Nature of Organization

  Amedisys, Inc. (the Company) is incorporated in the state of Delaware and operates in eight states including Louisiana, Texas, Tennessee, Missouri, Kansas, Mississippi, North Carolina and Minnesota with a concentration of business in Louisiana and Texas. During 1997, the Company purchased a durable medical equipment supplier in Louisiana and Mississippi and launched an infusion therapy division; in 1996, the Company opened a new ambulatory surgery center in Louisiana in which it has a 56% ownership interest; in 1995, the Company acquired an outpatient surgery center company in Texas and two home care companies (see Note 2) in Louisiana. The Company provides a variety of supplemental staffing, home health care, home care management, outpatient surgery, infusion therapy, home medical equipment and primary care clinical services. The Company's home care division serves all major metropolitan areas in the state of Louisiana as well as the areas of Houston, Dallas and Beaumont in Texas. The outpatient surgery centers are located in Houston, Texas, and Hammond, Louisiana.

 Nature of Operations

  The Company provides services through a network of subsidiaries that include:

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

  AMEDISYS Physician Services, Inc. (APS) provides management of physician practices and networks including Independent Practice Associations. APS also operates a laboratory.

  AMEDISYS Resource Management (ARM) and Physician Practice Management provides management services to home health agencies and physician practices.

  AMEDISYS Durable Medical Equipment, Inc. (DME) provides durable medical equipment to patients in home health care settings, medical facilities and health maintenance organizations in southern Louisiana and Mississippi. DME has a comprehensive spectrum of products, including specialized equipment such as customized wheelchairs.

  AMEDISYS Alternate Site Infusion Therapy, Inc. (AASI) provides patients an opportunity to have intravenous drug therapy provided at home or at walk-in centers.

                        AMEDISYS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995

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

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries as well as its 60%-owned subsidiary (APS) and their wholly-owned and partially-owned subsidiaries; Amedisys Home Health, Inc. and Amedisys Home Health, Inc. of Texas, both wholly-owned subsidiaries of ASM; Jackson Rural Health Clinic, Inc. (clinic closed February, 1996), Kentwood Rural Health Clinic, Inc. (clinic closed August, 1995), and Bastrop Rural Health Clinic, Inc. (clinic sold in September, 1996), all 60%-owned subsidiaries of ASM and Hammond Surgical Care Center, LLC, a 56% owned subsidiary of ASC. All material intercompany accounts and transactions have been eliminated in these financial statements.

  The 1995 financial statements have been restated to include the accounts of a business combination accounted for as a pooling-of-interests (See Note 2). Business combinations accounted for as purchases are included from the respective dates of acquisition.

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

  Reimbursement for home health care services to patients covered by the Medicare program is based on cost reimbursement rates. Final reimbursement is determined after submission of annual cost reports and audits thereof by the fiscal intermediaries. Effective January 1, 1998, home health cost limits were reduced and per beneficiary limits were established which will reduce payments to Home Health Service providers in the future. Additional proposed regulations are expected to change the payment methodology for home health care services to Medicare patients from a cost based reimbursement system to a prospective payment system in the future.

 Cash and Cash Equivalents

  For purposes of reporting cash flows, cash includes certificates of deposit and all highly liquid debt instruments with maturities of three months or less when purchased. The carrying amount approximates fair value because of the short maturity of those instruments.

 Inventory

  Inventories consist of medical supplies that are utilized in the treatment and care of home health and outpatient surgery patients. Inventories are stated at the lower of cost (first-in, first-out method) or market.

                        AMEDISYS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995

 Property and Equipment

  Property and equipment is generally carried at cost except for certain property purchased from related parties prior to 1995. Additions and improvements are capitalized, but ordinary maintenance and repair expenses are charged to income as incurred. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any gain or loss is credited or charged to income.

  Capitalized leases, primarily of computer equipment, phone systems, and vans used by the home care divisions, are included in property and equipment. Capital leases are recorded at the present value of the future rentals at lease inception and are amortized over the lesser of the applicable lease term or the useful life of the equipment.

  For financial reporting purposes, depreciation and amortization of property including those subject to capital leases ($1,101,000 in 1997, $788,000 in 1996 and $468,000 in 1995) is included in other general and administrative expenses and is provided utilizing the straight-line method based upon the following estimated useful service lives:

      Buildings.......................................................  40 years
      Leasehold Improvements..........................................   5 years
      Equipment and furniture......................................... 5-7 years
      Vehicles........................................................   5 years
      Computer software...............................................   5 years

 Earnings Per Share

  In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share (EPS). The Company adopted SFAS No. 128 in the fourth quarter of 1997. SFAS No. 128 requires the restatement of prior years' EPS data; however, application of the statement has no impact on the Company's prior years' EPS data.

  Basic net income per share of common stock is calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the year. Diluted net income per share is not presented as stock options and convertible securities outstanding during the periods presented were not dilutive.

 Reclassifications

  Certain amounts previously reported in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.

                        AMEDISYS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995

2. ACQUISITIONS:

  On August 1, 1997, the Company acquired substantially all of the assets of Allgood Medical Services, Inc. d/b/a Care Medical and Mobility Equipment Company for $1,165,000. The purchase price consisted of $465,000 in cash, $100,000 note payable, and $600,000 in common stock which represented 115,518 common shares. This transaction has been accounted for as a purchase and the excess of the total acquisition cost over the fair value of net assets acquired (goodwill) of $852,000 was being amortized over twenty years using the straight-line method. Subsequent to this purchase, certain reimbursement reductions were announced to implement the Balanced Budget Act of 1997. Based on management's estimate of the expected impact of these changes in reimbursement on future cash flows, this goodwill was fully written off as Other General and Administrative Expense at December 31, 1997 as required under Statement of Financial Accounting Standard No. 121.

  The following unaudited pro forma information has been prepared as if the acquisition had occurred at the beginning of each of the periods ended December 31, 1997 and 1996. This pro forma information has been prepared for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition taken place on the dates indicated, nor does it purport to be indicative of the future operating results of the Company (000's, except share amounts):

                                                                 (UNAUDITED)
                                                                1997     1996
                                                               -------  -------
      Revenues................................................ $55,147  $47,270
      Net income (loss).......................................  (1,356)     130
      Net income (loss) per common share......................   (0.50)    0.05

  On June 30, 1995, the Company acquired all issued and outstanding membership interests in ASC in exchange for 1,000,000 shares of Company common stock. ASC's assets on June 30, 1995 were approximately $3,000,000. Upon closing of the transaction, the former members of ASC owned approximately 40% of the issued and outstanding stock of the Company. This transaction was accounted for as a pooling of interests. ASC was a limited liability company and, accordingly, had no income tax liabilities. The effect of providing for income taxes on results of ASC operations prior to the 1995 acquisition is shown under "Pro forma Information" in the accompanying statement of operations.

  On May 31, 1995, the Company acquired all of the outstanding stock of Home Care Plus, Inc. in exchange for 30,000 shares of its common stock valued at $274,000. The excess of the total acquisition cost over the fair value of the net assets acquired of $312,000 was being amortized over seven years using the straight-line method. This operation was closed in the second quarter of 1997 and the remaining $193,000 unamortized balance of goodwill was written off in the fourth quarter of 1997. See Note 15 for restated operating results for the quarter ended June 30, 1997.

  On March 19, 1995, the Company acquired all of the outstanding stock of Health Care Services 24, Inc. in exchange for 7,143 shares of its common stock valued at $50,000 and notes payable in the amount of $50,000, payable in monthly installments through March, 1996. The Company acquired client lists (See Note 5) and property and equipment with a fair value of $85,000 and $15,000, respectively.

  The acquisitions of Home Care Plus, Inc. and Health Care Services 24, Inc. were accounted for as purchases and as a result, operations of these entities subsequent to the date of acquisition have been included in the consolidated financial statements. Unaudited pro forma consolidated results of operations for the year ended December 31, 1995 as though these companies had been acquired as of January 1, 1995 are as follows:

                                                                       1995
                                                                    -----------
      Net service revenues......................................... $38,108,293
      Net income................................................... $   850,874
      Earnings per common share.................................... $      0.33

                        AMEDISYS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995

  The above amounts reflect adjustments for amortization of goodwill.

  See Note 16 for additional acquisitions which occurred subsequent to December 31, 1997.

3. PROPERTY AND EQUIPMENT:

  Property and equipment consists of (000's):

                                                                1997     1996
                                                               -------  -------
      Land.................................................... $   220  $   220
      Building and leasehold improvements.....................     717      607
      Equipment, furniture and vehicles.......................   6,721    5,585
      Computer software.......................................     114       95
                                                               -------  -------
        Total.................................................   7,772    6,507
      Accumulated depreciation................................  (2,987)  (1,897)
                                                               -------  -------
        Net................................................... $ 4,785  $ 4,610
                                                               =======  =======

4. OTHER INVESTMENTS:

  The Company had made advances totaling $366,000 at December 31, 1997 in connection with the acquisition of a 42% interest in a surgery center being developed in Houston, Texas. The surgery center is expected to open in April 1998 and is to be managed by the Company under a long-term management contract. The Company accounts for this investment using the equity method.

  On June 30, 1995, the Company acquired an investment in a real estate partnership in connection with the purchase of ASC (see Note 2), which has certain partners who are also owners of the Company. This investment is accounted for under the equity method.

  Management concluded in December, 1996, that the realization of certain previously recorded assets might not be assured and, accordingly, wrote off the portion of these investments (approximately $623,000 consisting primarily of advances made to develop a proposed managed care organization and certain nonoperating equipment) believed to be unrealizable through future operations.

5. OTHER ASSETS:

  Other assets include the following for the years ended December 31, 1997 and 1996 (000's):

                                                                   1997   1996
                                                                  ------ ------
      NOTES RECEIVABLE........................................... $1,530 $  119
      GOODWILL, net of accumulated amortization of $70 and $124..     71    329
      START-UP COSTS, net of accumulated amortization of $173 in
       1996......................................................     --    326
      CLIENT LISTS, net of accumulated amortization of $158 in
       1996......................................................     --     10
      OTHER......................................................    306    216
                                                                  ------ ------
                                                                  $1,907 $1,000
                                                                  ====== ======

  Notes receivable at December 31, 1997, consist primarily of advances of $1,465,000 due from Alliance Home Health, Inc. which was acquired on January 1, 1998 (see Note 16).

  Costs incurred to establish regional offices of ASM and ASC prior to beginning services were capitalized as Other Assets and amortized over a five-year period based on accepted industry practice and consistent with the

                        AMEDISYS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995
treatment required under Medicare regulations. Provisions of a proposed Statement of Position (SOP) expected to be issued by the American Institute of Certified Public Accountants (AICPA) in the second quarter of 1998 will require the write-off of any start-up costs remaining on the balance sheet and expensing of all start-up costs incurred in the future. During the fourth quarter of 1997, the Company changed its accounting policy to expense such costs to more properly reflect these costs as ongoing costs of expanding the Company's services. The Company has reflected this adjustment as a change in accounting principle from one acceptable method to another acceptable method. The cumulative effect of this change in accounting principle, as if the change were made effective January 1, 1997, of $235,000 (net of a $91,000 tax benefit), is shown on the 1997 statement of operations. Start-up costs of $299,000 incurred during 1997 were expensed as incurred in general and administrative expense.

  See Note 15 for the restatement of the Company's quarterly results of operations for 1997 giving effect to the change in accounting principle as of January 1, 1997.

  The following reflects pro-forma net income for 1996 and 1995, net of the related tax effects, as if the Company expensed start-up costs as incurred in those years.

                                                    YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                      1996             1995
                                                 ---------------  --------------
                                                    AS     PRO       AS     PRO
                                                 REPORTED FORMA   REPORTED FORMA
                                                 -------- ------  -------- -----
      Net income (loss).........................  $  18   $ (202)  $ 942   $ 845
      Net income (loss) per common share........  $0.01   $(0.08)  $0.37   $0.33

  Other assets also include deferred organizational costs, which are being amortized over a five-year period, deposits on leased properties and advances made in connection with various other business development projects.

6. NOTES PAYABLE:

  Notes payable consist primarily of borrowings under $5,500,000 and $750,000 lines of credit that bear interest at bank prime plus 1.5% (10.0% at December 31, 1997) and bank prime plus 1% (9.5% at December 31, 1997), respectively. Both lines are secured by accounts receivable, life insurance on the major stockholder and personal guarantees of several stockholders. Subsequent to year-end, the $5,500,000 line of credit was increased to $7,500,000 for 120 days bearing interest at bank prime plus 1.5%. As of December 31, 1997, approximately $444,000 was unused under these lines of credit. The weighted average monthly interest on short-term borrowings was 9.79% and 9.78% in 1997 and 1996, respectively.

  The revolving line of credit is subject to certain covenants, including a monthly borrowing base or margin requirement calculation, a debt service coverage ratio and a leverage ratio. No events of default existed at December 31, 1997. The Company was in default on one of the covenants at December 31, 1996, which default was waived by the bank.

                        AMEDISYS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995

7. LONG-TERM DEBT:

  Long-term debt consists of notes payable to banks and other financial institutions that are due in monthly installments through 2003 (000's):

      PAYEE                                                         1997   1996
      -----                                                        ------ ------
      Notes payable to finance and equipment companies that
       accrue interest at 8.00-11.25%............................  $3,154 $1,502
      Notes payable to banks that accrue interest at 8.00-14.39%.     531    893
                                                                   ------ ------
        Total....................................................   3,685  2,395
      Current portion............................................     690    458
                                                                   ------ ------
      Long-Term..................................................  $2,995 $1,937
                                                                   ====== ======

  The fair value of long-term debt as of December 31, 1997, estimated based on the Company's current borrowing rate of 10%, is approximately $3,582,000.

  These borrowings are secured by equipment, vehicles and the personal guarantee of a stockholder. Maturities of debt as of December 31, 1997, are as follows (000's):

      December 31 ,1998.................................................. $  690
      December 31, 1999..................................................    484
      December 31, 2000..................................................    417
      December 31, 2001..................................................    277
      December 31, 2002..................................................  1,688
      Thereafter.........................................................    129
                                                                          ------
                                                                          $3,685
                                                                          ======

8. CAPITAL LEASES:

  The Company acquired certain equipment under capital leases for which related liabilities have been recorded at the present value of future minimum lease payments due under the leases. The present minimum lease payments under the capital leases and the net present value of future minimum lease payments are as follows (000's):

      December 31, 1998................................................... $220
      December 31, 1999...................................................  110
      December 31, 2000...................................................   45
                                                                           ----
      Total future minimum payments.......................................  375
      Amount representing interest........................................  (49)
                                                                           ----
        Present value of future minimum lease payments....................  326
      Current portion.....................................................  192
                                                                           ----
      Long-term portion................................................... $134
                                                                           ====

                        AMEDISYS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995

9. INCOME TAXES:

  The Company files a consolidated federal income tax returns, including all subsidiaries that are owned more than 80%. State income tax returns are filed individually by the subsidiaries in accordance with state statutes.

  The Company utilizes the liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with SFAS No. 109. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

  The total provision (benefit) for income taxes consists of the following (including $91,000 of tax benefit related to the cumulative effect of change in accounting principle (see Note 5) ) (000's):

                                                            1997   1996   1995
                                                            -----  -----  -----
      Current portion...................................... $  93  $ 242  $ 361
      Deferred portion.....................................  (566)  (239)  (161)
                                                            -----  -----  -----
                                                            $(473) $   3  $ 200
                                                            =====  =====  =====

  Net deferred tax assets consist of the following components (000's):

                                                                  1997   1996
                                                                  -----  -----
     Deferred tax assets:
       Receivable allowance...................................... $ 523  $ 285
       Self-insurance reserves...................................   161    202
       Losses of consolidated subsidiaries (not consolidated for
        tax purposes)............................................    57     42
       Start-up costs and other..................................   453     47
     Deferred tax liabilities:
       Property and equipment....................................  (268)  (129)
                                                                  -----  -----
                                                                  $ 926  $ 447
                                                                  =====  =====

  Total tax expense (benefit) on income before taxes resulted in effective tax rates that differed from the federal statutory income tax rate. A reconciliation of these rates is as follows for 1997, 1996 and 1995:

                                                        1997     1996     1995
                                                       ------   ------   ------
     Income taxes computed on federal statutory rate.  (34.00)% (34.00%)  34.00%
     State income taxes..............................    5.00     1.00     2.00
     ASC income prior to merger (Note 2).............      --       --   (16.88)
     Losses of unconsolidated subsidiaries...........      --       --     8.33
     Write-off of notes receivable from
      unconsolidated subsidiaries....................      --       --   (14.39)
     Net operating losses utilized                         --       --       --
     Nondeductible expenses and other................    4.00    40.00     4.60
                                                       ------   ------   ------
       Total.........................................  (25.00)%   7.00%   17.66%
                                                       ======   ======   ======

  The Company has $147,000 of operating loss carryforwards related to losses from unconsolidated subsidiaries for tax return purposes which expire beginning in 2010.

                        AMEDISYS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995

10. RELATED PARTY TRANSACTIONS:

 Notes Receivable

  Notes receivable from related parties consist of unsecured and non-interest bearing notes from the chief executive officer and certain stockholders of the Company totaling approximately $102,000 and $40,000 at December 31, 1997 and 1996, and receivables from an internal medicine clinic totaling approximately $150,000 at December 31, 1997 and 1996. The fair value of the notes receivable from related parties is equal to the recorded value due to the short-term nature of the notes.

 Notes Payable

  Notes payable to related parties in 1996 consisted primarily of a note issued in 1994 in the original amount of $1,080,000, bearing interest at 9%. The note was secured by all real estate and personal property of one of the surgical care centers. The note was refinanced in 1997 with a financial institution (See Note 7).

  The remaining balance of notes payable to related parties at December 31, 1997 ($45,000) consists of unsecured notes to certain stockholders of the Company that are due on demand and bear interest at rates from 0%-12%. The fair value of these notes approximates the recorded balance due to the short-term nature of the notes.

 Other

  The Companies paid medical directors fees to stockholders of $156,400 and $116,000 in 1997 and 1996, respectively.

  ASC paid fees associated with a medical foundation to a stockholder of $12,000 and $3,000 in 1997 and 1996, respectively.

  In 1997, ASC paid $10,800 for equipment rental to a stockholder of the Company.

11. CAPITAL STOCK:

 Common Stock

  On April 17, 1997, the Company completed, in two phases, a placement of common stock with Plymouth Partners, LP under which the Company issued 37,500 shares of Common Stock to Plymouth Partners, LP, pursuant to a shelf registration statement for gross proceeds of $262,500 and also issued 112,500 shares of Common Stock to Plymouth Partners, LP, pursuant to a shelf registration statement for gross proceeds of $675,000. The net proceeds from both of these offerings was $831,000.

 Preferred Stock

  In December, 1997, Amedisys completed a private placement of 400,000 shares of $.001 par value convertible preferred stock pursuant to Regulation D of the Securities Act of 1933 at $10 per share for gross proceeds of $4 million. The Company intends to use the proceeds of this placement to fund synergistic acquisitions within the South East and South Central regions of the U.S. and accelerate the growth of its fully integrated network of outpatient health care services, including alternate site infusion therapy divisions and outpatient surgery centers. These shares are convertible into 864,865 shares of common stock which is equivalent to $4.625 per share. Warrants to purchase 52,500 shares of preferred stock at $10 per share, convertible into

                        AMEDISYS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995
113,514 shares of common stock, were issued to the placement agent, Hudson Capital Partners, L.P. in connection with the offering.

 Stock Options

  The Company's Statutory Stock Option Plan provides incentive stock options to key employees. The Plan is administered by a Compensation Committee (appointed by the Board) which is to determine, within the provisions of the Plan, those eligible employees to whom, and the times at which, options shall be granted. Each option granted under the Plan is to be convertible into one
(1) share of common stock, unless adjusted in accordance with the provisions of the Plan. Options may be granted for a number of shares not to exceed, in the aggregate 1,000,000 shares of common stock at an option price per share of no less than 85% of the fair market value of a share of common stock on the date the option is granted. If the option is granted to any owner of 10% or more of the total combined voting power of the Company and its subsidiaries, the option price is to be at least 110% of the fair market value of a share of common stock on the date the option is granted. Each option vests ratably over a two-to-three year period and may be exercised during a period as determined by the Compensation Committee, not to exceed 10 years from the date such option is granted. The aggregate fair market value of common stock subject to an option granted to a participant by the Committee in any calendar year shall not exceed $100,000.

  A summary of the Company's stock options as of December 31, 1997, 1996 and 1995, and changes during the year ended on those dates follows:

                                     1997                 1996              1995
                              -------------------- ------------------ -----------------
                                        WGTD. AVG.         WGTD. AVG.        WGTD. AVG.
                                          EXER.              EXER.             EXER.
                               SHARES     PRICE    SHARES    PRICE    SHARES   PRICE
                              --------  ---------- ------- ---------- ------ ----------
Outstanding at beginning of
 year.......................   288,723    $6.66     27,650   $7.00        --   $  --
Granted.....................   794,422     6.01    261,073    6.62    27,650    7.00
Exercised...................        --       --         --      --        --      --
Cancelled/forfeited/expired.  (126,080)   (6.48)        --      --        --      --
                              --------    -----    -------   -----    ------   -----
Outstanding at end of year..   957,065    $6.14    288,723   $6.66    27,650   $7.00
                              ========    =====    =======   =====    ======   =====
Exercisable at end of year..   205,446    $6.49     88,741   $6.65        --   $7.00
                              ========    =====    =======   =====    ======   =====
Weighted average fair value
 of options granted during
 the year...................  $   1.99             $  3.11            $ 2.56
                              ========             =======            ======

  Of the 957,065 options outstanding at December 31, 1997, 403,604 become exercisable in 1998, 341,348 in 1999, and 6,667 in 2000.

  The following table summarizes information about stock options outstanding at December 31, 1997:

                                       OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                                 -------------------------------- --------------------
                                             WGTD. AVG.   WGTD.                WGTD.
                                   NUMBER     REMAINING    AVG.     NUMBER      AVG.
                                 OUTSTANDING CONTRACTUAL EXERCISE EXERCISABLE EXERCISE
      RANGE OF EXERCISE PRICES   AT 12/31/97    LIFE      PRICE   AT 12/31/97  PRICE
      ------------------------   ----------- ----------- -------- ----------- --------
      $5.38-$7.00.............     957,065     8 years    $6.14     205,446    $6.49

  The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by

                        AMEDISYS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995
the FASB in 1995 and changes the methods for recognition of cost on plans similar to those of the Company. Adoption of SFAS 123 is optional; however, pro forma disclosures, as if the Company had adopted the cost recognition requirements under SFAS 123 in 1997 and 1996, are presented below.

  The fair value of each option granted during the periods presented is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility ranging from 51.23%-53.69% for the options issued in 1997, 40.02% and 45.44% for options issued in 1996, and 27.63% for options issued in 1995,
(iii) risk-free interest rate ranging from 5.70%-6.22% in 1997, 6.22% in 1996 and 5.23% in 1995, respectively, and (iv) expected life of 3 to 5 years.

  Had compensation cost for the Company's 1997, 1996 and 1995 options been determined consistent with SFAS 123, the Company's net income (loss), net income (loss) applicable to common stockholders' and net income (loss) per common share for 1997 and 1996 would approximate the pro forma amounts below (000's, except share amounts):

                                    1997              1996             1995
                              -----------------  ---------------  --------------
                                 AS       PRO       AS     PRO       AS     PRO
                              REPORTED   FORMA   REPORTED FORMA   REPORTED FORMA
                              --------  -------  -------- ------  -------- -----
Net income (loss)............ $(1,194)  $(1,813)  $  18   $  (59)  $ 942   $ 933
                              =======   =======   =====   ======   =====   =====
Net income (loss) applicable
 to common stockholders...... $(1,194)  $(1,813)  $  18   $  (59)  $ 942   $ 933
                              =======   =======   =====   ======   =====   =====
Net income (loss) per common
 share....................... $ (0.43)  $ (0.66)  $0.01   $(0.02)  $0.37   $0.36
                              =======   =======   =====   ======   =====   =====

  The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

  Subsequent to year end the Board of Directors authorized, subject to shareholder approval, issuing 500,000 options under the Stock Option Plan with up to 50% issued at $6.25 to existing employees.

 ASM Employee Stock Ownership Plan

  ASM developed an Employee Stock Ownership Plan (ESOP) effective January 1, 1997 to enable participating employees of ASM to share in the ownership of ASM. Under the ESOP, the Company may make annual contributions to a trust for the benefit of eligible employees, in the form of either cash or common stock of ASM. The amount of the annual contribution is discretionary. The Company's contribution for the year ended December 31, 1997 was $721,000 which was accrued, but unfunded as of December 31, 1997.

 Other

  A predecessor entity to the Company, M & N, completed its initial public offering of 250,000 common shares for gross proceeds of $1,500,000 on August 26, 1993. In connection with the offering, M & N issued 25,000 warrants to the Underwriter (the Underwriter's Warrants), which are exercisable at $7.20 per common share for a period of four years commencing April 28, 1994.

                        AMEDISYS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995

12. COMMITMENTS AND CONTINGENCIES:

 Leases

  The Company and its subsidiaries have leased office space at various locations under noncancelable agreements which expire between January 1, 1998, and August 31, 2005, and require various minimum annual rentals. Total minimum rental commitments at December 31, 1997, are due as follows (000's):

      1998............................................................... $1,821
      1999...............................................................  1,619
      2000...............................................................  1,240
      2001...............................................................    918
      2002...............................................................    803
      Due thereafter.....................................................    511
                                                                          ------
                                                                          $6,912
                                                                          ======

  Rent expense for all non-cancelable operating leases was $1,706,000, $1,351,000 and $1,084,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

  The Company has arranged a $500,000 line of credit with a financing company to lease equipment; $80,000 of this line was used at December 31, 1997 leaving available $420,000 for use on future equipment leases.

 Self-Funded Insurance Plans

  During 1995, the Company became self-insured for workers' compensation claims in the State of Louisiana up to certain policy limits. Claims in excess of $200,000 per incident and $1,300,000 in the aggregate over a two-year policy period are insured by third party reinsurers. The Company has accrued a liability for outstanding and incurred, but not reported claims based on historical experience totaling approximately $509,000 and $519,000 at December 31, 1997 and 1996, respectively. In connection with the self-insurance and as required by the State of Louisiana, the Company issued a $175,000 letter of credit in favor of the Louisiana Department of Labor, which expired February 17, 1998, and was renewed to February, 1999.

  During 1997, the Company became self-insured for health claims up to certain policy limits. Claims in excess of $35,000 per incident and approximately $64,000 aggregate per month are insured by third party reinsurers. The Company has accrued a liability of approximately $78,000 at December 31, 1997 for outstanding and incurred, but not reported claims based on historical experience.

 Planned Surgical Care Center and Other Projects

  The Company is pursuing a number of planned surgical center and other projects to be developed or purchased in the future. While negotiations are being conducted in connection with a number of possible projects, the Company has made no formal commitments in this area beyond the investments discussed below and in Note 16.

  The Company plans to proceed to develop a $3.6million surgery center in Lafayette, Louisiana. The Company plans to hold a 21% interest in this development with a group of physician investors and to manage the development under a management contract for a fee based on 4% of revenue.

                        AMEDISYS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995

 Employment Contracts

  The Company has commitments related to employment contracts with a number of its top executives and executives involved in the management of businesses acquired (see Note 16 also) by the Company. Such contracts generally commit the Company to pay bonuses on the attainment of certain operating goals and severance benefits under certain circumstances.

 Other

  The Company is subject to various types of claims and disputes arising in the course of its businesses. While the resolution of such issues is not presently determinable with certainty, management believes that the ultimate resolution of such matters will not have a significant effect on the Company's financial position or results of operations.

  In 1997, the Company's Board of Directors approved the purchase of a point of service device at an estimated cost of $1.5 million which will allow home care providers to input patient information directly and electronically into the Company's home care information system.

13. BENEFIT PLAN:

  The Company adopted a plan qualified under Section 401(k) of the Internal Revenue Code for all employees who are 21 years of age and have at least one year of service. Under the plan, eligible employees may elect to defer a portion of their compensation, subject to internal revenue service limits. The Company may make matching contributions equal to a discretionary percentage of the employee's salary reductions. No matching contribution was made for the year ended December 31, 1995. A matching contribution of $59,000 for the year ended December 31, 1996 was made in 1997 and a matching contribution of $71,000 will be made for 1997 in 1998.

14. SEGMENT INFORMATION:

  The Company operates principally in two business segments: Provider Services (consisting of home health care and outpatient surgery) and Management Services (consisting of staffing/professional services and physician support and home health care management). The following shows industry segment information for the fiscal years ended December 31, 1997, 1996 and 1995 (in 000's):

                                                          1997    1996    1995
                                                         ------- ------- -------
Net Service Revenues:
 Provider Services
  Home health care...................................... $25,817 $25,500 $17,631
  Outpatient surgery....................................   6,287   4,626   3,601
 Management Services
  Staffing/professional services........................  17,292  12,538  13,774
  Physician support and home health care management.....   5,100   3,396   2,583
  Corporate support.....................................      --      --      --
                                                         ------- ------- -------
    Total............................................... $54,496 $46,060 $37,589
                                                         ======= ======= =======

                        AMEDISYS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

                                                      1997     1996     1995
                                                     -------  -------  -------
Operating Income (Loss):
 Provider Services
  Home health care.................................. $   831  $ 2,038  $   901
  Outpatient surgery................................    (960)   1,175    1,152
 Management Services
  Staffing/professional services....................   3,643    1,785    2,076
  Physician support and home health care management.   1,494      347      193
  Corporate support.................................  (5,596)  (4,201)  (2,942)
                                                     -------  -------  -------
    Total...........................................    (588)   1,144    1,380
 Other expenses.....................................    (962)  (1,178)    (250)
                                                     -------  -------  -------
Income before income taxes, minority interest, and
 cumulative effect of change in accounting
 principle.......................................... $(1,550) $   (34) $ 1,130
                                                     =======  =======  =======
                                                      CAPITAL EXPENDITURES
                                                     -------------------------
                                                      1997     1996     1995
                                                     -------  -------  -------
 Provider services
  Home health care.................................. $   348  $   135  $    96
  Outpatient surgery................................     631    2,233      284
 Management services
  Staffing/professional services....................      21        7       12
  Physician support and home health care management.      18       89        2
  Corporate support.................................     438      501       52
                                                     -------  -------  -------
    Total........................................... $ 1,456  $ 2,965  $   446
                                                     =======  =======  =======
                                                        DEPRECIATION AND
                                                          AMORTIZATION
                                                     -------------------------
                                                      1997     1996     1995
                                                     -------  -------  -------
 Provider services
  Home health care.................................. $   344  $   319  $   246
  Outpatient surgery................................     609      271      148
 Management services
  Staffing/professional services....................      16       60       77
  Physician support and home health care management.     129      201      122
  Corporate support.................................     142       94       95
                                                     -------  -------  -------
    Total........................................... $ 1,240  $   945  $   647
                                                     =======  =======  =======
                                                       IDENTIFIABLE ASSETS
                                                     -------------------------
                                                      1997     1996     1995
                                                     -------  -------  -------
 Provider services
  Home health care.................................. $ 5,243  $ 4,906  $ 4,537
  Outpatient surgery................................   6,180    6,541    3,341
 Management services
  Staffing/professional services....................   1,924    1,820    1,745
  Physician support and home health care management.   2,290    1,200    1,175
  Corporate support.................................   7,233    2,391      739
                                                     -------  -------  -------
    Total........................................... $22,870  $16,858  $11,537
                                                     =======  =======  =======

                        AMEDISYS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995
15. UNAUDITED QUARTERLY FINANCIAL INFORMATION:


  The following table reflects the restatement of the Company's quarterly results of operations for 1997, giving effect to the change in accounting principle as of January 1, 1997 (see Note 5) and the write-off of goodwill associated with the Home Care Plus, Inc. acquisition in the second quarter (see Note 2) (000's):

                                             QUARTER ENDED (UNAUDITED)
                         ------------------------------------------------------------------
                                                               SEPTEMBER 30,
                          MARCH 31, 1997     JUNE 30, 1997         1997
                         ----------------- ----------------- -----------------
                            AS       AS       AS       AS       AS       AS    DECEMBER 31,
                         REPORTED RESTATED REPORTED RESTATED REPORTED RESTATED     1997
                         -------- -------- -------- -------- -------- -------- ------------
Income (loss)
 fromcontinuing
 operations.............  $ 451    $ 473    $ 610    $ 415    $ 363    $ 344     $(2,782)
Net income (loss).......  $ 301    $ 116    $ 373    $ 179    $ 224    $ 214     $(1,703)
Net income (loss) per
 common share...........  $0.12    $0.04    $0.14    $0.06    $0.08    $0.08     $ (0.60)

16. SUBSEQUENT EVENTS:

  On January 1, 1998, the Company acquired all of the issued and outstanding stock of Alliance Home Health, Inc. (Alliance), a home health business with locations throughout Oklahoma, in exchange for 194,286 shares of common stock. Of the 194,286 shares of Company common stock issued to the former owners of Alliance, 122,857 shares were placed in escrow as consideration for certain contingent liabilities which may be asserted against the former stockholder of Alliance to the extent such claims exceed $500,000 (singularly and/or in aggregate). The escrow period expires December 31, 2003. The Company performed management services for Alliance during 1997 and received revenues totaling approximately $1.3 million of which $695,000 is included in accounts receivable at December 31, 1997. In addition, the Company had advanced $1,465,000 to Alliance for cash flow purposes which is included in other assets at December 31, 1997.

  On February 23, 1998, the Company acquired all of the issued and outstanding capital stock of PRN, Inc. (PRN), a home infusion pharmacy business, in exchange for $430,000 and assumption of $71,000 debt. The Company has agreed to pay additional consideration of up to $150,000 upon PRN reaching certain revenue goals ("Additional Consideration"). The Company has retained the right to offset certain indemnifiable liabilities against the Additional Consideration.

  On February 27, 1998, the Company acquired all of the issued and outstanding capital stock of Infusioncare Solutions, Inc. ("ICS") a home health care and infusion business, based in Baton Rouge, Louisiana, in exchange for aggregate consideration of $500,000, of which $375,000 was payable in cash at closing and $125,000 was payable pursuant to a two year promissory note. The Company has retained the right to offset certain indemnifiable liabilities against the sums payable pursuant to the promissory note.

  On February 27, 1998, the Company acquired substantially all of the assets of Precision Health Solutions, L.L.C. ("PHS") a home health care and infusion business, based in Baton Rouge, Louisiana, in exchange for aggregate consideration of $1,000,000, of which $750,000 was payable in cash at closing and $250,000 was payable pursuant to a two year promissory note. The Company has retained the right to offset certain indemnifiable liabilities against the sums payable pursuant to the promissory note.

                        AMEDISYS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

  Each of the above transactions was accounted for as a purchase.

  On March 3, 1998, the Company completed a secondary phase of its private placement of preferred stock (see Note 11) and issued an additional 350,000 shares for gross proceeds of $3.5 million. These shares are convertible into 756,757 shares of common stock which is equivalent to $4.625 per share.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on the 16th day of April, 1998.

                                          AMEDISYS, INC.


                                              /s/ William F. Borne
                                          By:__________________________________
                                                    William F. Borne
                                                 Chief Executive Officer
                                                and Chairman of the Board

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


              SIGNATURE                      TITLE                   DATE

   /s/   William F. Borne            Chief Executive           April 16, 1998
-----------------------------------   Officer and
         William F. Borne             Chairman of the
                                      Board

   /s/  James P. Cefaratti           President and Chief       April 16, 1998
-----------------------------------   Operating Officer
        James P. Cefaratti

   /s/   Mitchel G. Morel            Chief Financial           April 16, 1998
-----------------------------------   Officer (Principal
         Mitchel G. Morel             Financial and
                                      Accounting Officer)

   /s/ William M. Hession, Jr.       Director                  April 16, 1998
-----------------------------------
      William M. Hession, Jr.

   /s/    Karl A. LeBlanc            Director                  April 16, 1998
-----------------------------------
       Karl A. LeBlanc, M.D.

   /s/    Alan J. Ostrowe            Director                  April 16, 1998
-----------------------------------
       Alan J. Ostrowe, M.D.

   /s/ S. F. Hartley, D.P.M.         Director                  April 16, 1998
-----------------------------------
       S. F. Hartley, D.P.M.

   /s/   Ronald A. Laborde           Director                  April 16, 1998
-----------------------------------
         Ronald A. Laborde

   /s/  Jake L. Netterville          Director                  April 16, 1998
-----------------------------------
        Jake L. Netterville

   /s/    David R. Pitts             Director                  April 16, 1998
-----------------------------------
          David R. Pitts

   /s/  Peter F. Ricchiuti           Director                  April 16, 1998
-----------------------------------
        Peter F. Ricchiuti