Form 10-Q
period 1998-03-31
AMEDISYS INC
filed 1998-05-22
CIK 896262

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
________________________________________________________________________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

      For the transition period from _______________ to ________________


Commission file number: 0-24260

                                AMEDISYS, INC.
              --------------------------------------------------
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

Yes [_]  No [X]

Number of shares of Common Stock outstanding as of March 31, 1998: 3,060,021 shares

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of March 31, 1998 and
            December 31, 1997........................................   3

          Consolidated Statements of Operations for the Three Months
            ended March 31, 1998 and 1997............................   4

          Consolidated Statements of Cash Flows for the Three Months
            ended March 31, 1998 and 1997............................   5

          Notes to Consolidated Financial Statements.................   7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS......................   9


                                   PART II.
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.........................................   11

ITEM 2.   CHANGES IN SECURITIES.....................................   11

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES...........................   11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......   11

ITEM 5.   OTHER INFORMATION.........................................   11

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..........................   11

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31,  1998 AND DECEMBER 31, 1997
(UNAUDITED, IN 000'S)

                       ASSETS                              MARCH 31, 1998    DECEMBER 31, 1997
                                                           --------------    -----------------
Current Assets:
  Cash                                                        $  1,260           $  4,070
  Accounts Receivable, Net of Allowance for Doubtful
    Accounts of $2,877 in March 1998
    and in $1,617 in December 1997                               6,570              9,630
  Prepaid Expenses                                                 667                247
  Other Current Assets                                           2,238                654
                                                              --------           --------
      Total Current Assets                                      10,735             14,601

Notes Receivable from Related Parties                              230                252

Property, Plant and Equipment, Net                               5,584              4,785
Other Assets, Net                                                9,340              3,232
                                                              --------           --------
      Total Assets                                            $ 25,889           $ 22,870
                                                              ========           ========

                    LIABILITIES                            MARCH 31, 1998    DECEMBER 31, 1997
                                                           --------------    -----------------
Current Liabilities:
  Notes Payable                                               $  2,905           $  5,806
  Current Portion of Long-Term Debt                                927                927
  Accounts Payable                                               1,963              1,338
  Accrued Expenses:
    Payroll and Payroll Taxes                                    2,932              2,025
    Income Taxes                                                   134                  0
    Insurance                                                      755                521
    Other                                                        1,552                847
                                                              --------           --------
        Total Current Liabilities                               11,169             11,464

Long-Term Debt                                                   3,632              3,129
Other Long-Term Liabilities                                      1,136                  0
                                                              --------           --------
        Total Liabilities                                       15,937             14,593
                                                              --------           --------

Minority Interest                                                    3                  3
                                                              --------           --------
         STOCKHOLDERS' EQUITY

  Common Stock                                                       3                  3
  Preferred Stock                                                    1                  1
  Additional paid-in capital                                    11,289              7,092
  Treasury Stock                                                   (25)               (25)
  Retained Earnings (deficit)                                   (1,318)             1,203
                                                              --------           --------
      Total Stockholders' Equity                                 9,949              8,274
                                                              --------           --------
        Total Liabilities and Stockholders' Equity            $ 25,889           $ 22,870
                                                              ========           ========

See accompanying notes to financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(UNAUDITED, IN 000'S EXCEPT PER SHARE DATA)

                                                            MARCH 1998             MARCH 1997
Income:
  Service revenue                                           $ 12,710                $ 13,385
  Cost of service revenue                                      7,667                   7,879
                                                            --------                --------
    Gross margin                                               5,043                   5,506
                                                            --------                --------
General and administrative expenses:
  Salaries and benefits                                        5,238                   2,734
  Other                                                        3,436                   2,156
                                                            --------                --------
    Total general and administrative expenses                  8,674                   4,890
                                                            --------                --------

    Operating income (loss)                                   (3,631)                    616
                                                            --------                --------
Other income and expense:
  Interest income                                                 12                       2
  Interest expense                                              (203)                   (184)
  Miscellaneous                                                    9                      18
                                                            --------                --------
    Total other income and expenses                             (182)                   (164)
                                                            --------                --------
Income (loss) before income taxes and minority interest       (3,813)                    452

Provision (benefit) for estimated income taxes                (1,292)                    162
                                                            --------                --------
Income (loss) before minority interest                        (2,521)                    290

Minority interest in consolidated subsidiary                       0                      12
                                                            --------                --------
  Net income  (loss)                                        $ (2,521)               $    302
                                                            ========                ========

Basic earnings (losses) per common share                    $  (0.83)               $   0.12
                                                            ========                ========
Weighted average common shares outstanding                     3,051                   2,580
                                                            ========                ========

See accompanying notes to financial statements.

Amedisys, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 1998 and 1997
(Unaudited, in 000's)

                                                                                March 1998                   March 1997
Cash Flows from operating activities:
    Net Income (Loss)                                                              $(2,521)                        $301
    Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
       Depreciation and amortization                                                   410                          309
       Provision for bad debts                                                         317                          184
       Minority interest in consolidated subsidiary                                      0                          (12)
       (Gain) loss on disposal of property and equipment                                 4                            0
       Loss on sale of marketable securities                                             0                            1

    Changes in assets and liabilties:
       (Increase) decrease in accounts receivable                                    3,376                         (856)
       (Increase) in prepaid expenses                                                 (420)                        (124)
       (Increase) in other current assets                                           (1,539)                         (22)
       (Increase) in other assets                                                     (152)                        (112)
       (Decrease) in accounts payable                                                 (335)                        (319)
       Increase  in accrued expenses                                                   510                          320
                                                                               ------------                  -----------
               Net cash (used in) operating activities                                (350)                        (330)
                                                                               ------------                  -----------


Cash flow from investing activities:
    Purchase of furniture, fixtures & equipment                                       (830)                        (397)
    Cash paid for acquisitions                                                      (1,905)                           0
    (Increase) decrease in notes receivable from related parties                        22                          (25)
                                                                               ------------                  -----------
               Net cash (used in) investing activities                              (2,713)                        (422)
                                                                               ------------                  -----------


Cash flow from financing activities:
    Cash received in acquisitions                                                      123                            0
    Net increase (decrease) in borrowings on line of credit                         (9,901)                         675
    Payments on notes payable                                                         (387)                        (134)
    Proceeds from notes payable                                                        165                          439
    Increase (decrease) in notes payable to related parties                              0                          (14)
    Proceeds from preferred stock issuance, net                                      3,253                            0
                                                                               ------------                  -----------
               Net cash provided by financing activities                               253                          966
                                                                               ------------                  -----------


Net increase (decrease) in cash and cash equivalents                                (2,810)                         213

Cash and cash equivalents at beginning of period                                     4,070                        1,104
                                                                               ------------                  -----------

Cash and cash equivalents at end of period                                          $1,260                       $1,317
                                                                               ============                  ===========


Supplemental disclosures of cash flow information:
  Cash payments for:
      Interest                                                                      $  225                          $181
                                                                               ============                  ===========
      Income taxes                                                                  $   19                          $ 15
                                                                               ============                  ===========

See accompanying notes to financial statements.

Amedisys, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 1998 and 1997
(Unaudited, in 000's)

                                                               March 1998             March 1997
Supplemental schedule of non-cash investing activity
 (See note 9 to financial statements):
   Value of stock issued in exchange                            $   874
   Value of note payable issued in exchange                         375
   Cash acquired in exchange                                        123
   Working capital acquired net of cash and cash equivalents     (1,672)
   Fair value of property, plant and equipment acquired             279
   Fair value of other assets acquired                               26
   Long term debt assumed                                         2,998
   Fair value of other liabilities assumed                           54
                                                                -------
   Non cash portion of acquisitions                               5,546
   Cash payment for acquisitions                                  1,905
                                                                -------
   Goodwill recorded in exchange                                $ 7,451
                                                                =======

                                 AMEDISYS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   UNAUDITED FINANCIAL INFORMATION

     The financial information as of March 31, 1998 and 1997, included herein is unaudited; however, such information reflects, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) that are necessary to present fairly the results of operations for such periods. Results of operations for the interim periods are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1998. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Form 10-K.

2.   EARNINGS PER SHARE

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

3.   ACCOUNTING FOR START-UP COSTS

     During April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5 ("SOP"), "Reporting on the Costs of Start-Up Activities." The SOP requires costs of start-up activities and organization costs to be expensed as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company chose to write off start-up costs in anticipation of the issuance of the SOP in the fourth quarter of 1997.

4.   MEDICARE REIMBURSEMENT REDUCTIONS AND RELATED RESTRUCTURING

     The Company derives approximately 40% of its revenues from the Medicare system. In 1997, Congress approved the Balanced Budget Act of 1997 (the "Budget Act"). The Budget Act established an interim payment system (the "IPS") that provided for the lowering of reimbursement limits for home health visits. For cost reporting periods beginning on or after October 1, 1997, Medicare-reimbursed home health agencies will have their cost limits determined as the lesser of (i) their actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies, or (iii) an agency-specific per-patient cost limit, based on 98% of 1994 costs adjusted for inflation. The new IPS cost limits will apply to the Company for the cost reporting period beginning January 1, 1998. On March 31, 1998, the government released its final determination and definitions of the new IPS cost limits.

     IPS was implemented to position the home care industry for a Prospective Payment System (PPS) which was enacted for cost reporting periods beginning on or after October 1, 1999. Although PPS is not defined at this time, it will take into consideration an appropriate unit of service and number of visits within that unit, variations in the acuity of patients and the related costs, and a general system design that provides for continued access to quality services.

     During the 1st quarter of 1998, the Company initiated a restructuring plan which included cost reductions and productivity enhancements to position the Company to be successful under the new IPS, as well as PPS. The Company reduced operational cost, increased operational efficiencies and enhanced marketing efforts, which resulted in annualized cost savings of approximately $7 million. The restructuring is anticipated to be complete by June 30, 1998.

     The implementation of IPS and the strategic decisions made by management will result in a decrease to net revenues in the first and second quarters of 1998. The Company also expects to report losses in the second and third quarters of 1998 due to IPS.

     As the home care industry faces changes in reimbursement structure, Amedisys is committed to improve and streamline systems and take appropriate actions to combat these changes and create a company focused on long-term growth.

5.   ACCRUED PAYROLL AND PAYROLL TAXES

     The Company currently has an Employee Stock Ownership Plan ("ESOP") relating to a subsidiary of the Company. At March 31, 1998, the Company has accrued contributions of $705,000. The accrued expense will be liquidated through the issuance of stock of the subsidiary.

6.   PLACEMENT OF PREFERRED STOCK

     On March 3, 1998, Amedisys completed a secondary phase of its private placement of $.001 par value convertible preferred stock pursuant to Regulation D of the Securities Act of 1933. The Company issued an additional 350,000 shares at $10 per share for gross proceeds of $3.5 million. The Company intends to use the proceeds of this placement to fund synergistic acquisitions within the South East and South Central regions of the U.S. and accelerate the growth of its fully integrated network of outpatient health care services, including Alternate Site Infusion Therapy divisions and Outpatient Surgery Centers. These shares are convertible into 756,757 shares of common stock which is equivalent to $4.625 per share.

7.   ACQUISITIONS

     In January 1998, the Company acquired all of the stock of Alliance Home Health, Inc. ("Alliance"), a home health care business with locations throughout Oklahoma, in exchange for $300,000 and 194,286 shares of common stock. Of the 194,286 shares of Company common stock issued to the former owners of Alliance, 122,857 shares were placed in escrow as consideration for certain contingent liabilities which may be asserted against the former stockholder of Alliance to the extent such claims exceed $500,000 (singularly and/or in aggregate). The contingent liabilities include any material misstatement or omission in any representation or breach of any warranty, covenant or agreement of Alliance or its stockholder, any Medicare liabilities, any liability from lawsuits or arbitration, any payment to be made by Alliance pursuant to a previous acquisition, or any liability specifically addressed in the purchase document. The escrow period expires December 31, 2003. The majority stockholder of Alliance entered into a three year employment agreement and two year non-compete and non-solicitation agreement with the Company. The employment agreement is for the position of Vice President with duties incident to such position with the Company. The non-compete and non-solicitation agreement is for a period of two years after the termination of the employment agreement. The non-compete and non-solicitation agreement provides that the employee will not divert any business from the Company or compete in the business area defined as the State of Oklahoma. This restricted activity is in relation to home health agencies or infusion-related business. Additionally, the non-compete and non-solicitation agreement provides that the employee will not solicit employees or clients from the Company. This employee resigned in March 1998. The Company does not expect any material ramifications as a result of this action.

     In February 1998, the Company acquired all of the stock of PRN, Inc. ("PRN"), a home infusion pharmacy business located in San Antonio, Texas, in exchange for $430,000 and the assumption of $71,000 in debt. The Company has agreed to pay additional consideration of up to $150,000 should PRN have annual net revenues of $625,000 for the next two years. This additional consideration is to be paid quarterly for a period of two years, bearing interest at 9% from the date of the acquisition. The sellers, a key employee and his spouse, executed a non-compete and non-solicitation agreement at the date of closing for a period of two years within Bexar County Texas, which includes San Antonio, and any counties continguous thereto. The non-compete and non-solicitation agreements provide that the sellers will not divert any business from the Company or compete with the Company; as well as, not solicit any employees or clients of the Company. This restricted activity is in relation to home infusion pharmacy business. The Company has retained the right to offset certain indemnifiable liabilities against the additional consideration.

     In February 1998, the Company acquired all of the stock of Infusion Care Solutions, Inc. ("ICS") a home health care and infusion business, based in Baton Rouge, Louisiana, in exchange for aggregate consideration of $500,000, of which $375,000 was payable in cash at closing and $125,000 was payable pursuant to a two year promissory note. The note bears interest at prime plus 1% with 24 equal monthly payments. The sole stockholder executed a non-compete and non-solicitation agreement at closing for a period of two years from the date of the exchange. The business area is defined as the Parishes of East Baton Rouge, Assumption, West Baton Rouge, Livingston, and Ascension in the State of Louisiana. The non-compete and non-solicitation agreement provides that the sole stockholder will not divert any business from the Company or compete with the Company, as well as, not solicit any employees or clients of the Company. The restricted business activity is in relation to any infusion or pharmacy business unless such business is related to nursing home patients or assisted living patients. The Company has retained the right to offset certain indemnifiable liabilities against the sums payable pursuant to the promissory note.

     In February 1998, the Company acquired substantially all of the assets of Precision Health Systems, L.L.C. ("PHS") a home health care and infusion business, based in Baton Rouge, Louisiana, in exchange for aggregate consideration of $1,000,000, of which $770,000 was payable in cash at closing and $250,000 is payable pursuant to a two year promissory note. The note bears interest at 9.5% with equal payments due monthly. The Company has retained the right to offset certain indemnifiable liabilities against the sums payable pursuant to the promissory note. The majority stockholder of PHS entered into a two year non-competition and non-solicitation agreement and a two year consulting agreement with the Company. The non-compete and non-solicitation agreement provides that the sole stockholder will not divert any business from the Company or compete with the Company; as well as, not solicit any employees or clients of the Company. The business area is defined as the Parishes of East Baton Rouge, Assumption, West Baton Rouge, Livingston, and Ascension in the State of Louisiana. The restricted business activity is in relation to any infusion or pharmacy business unless such business is related to nursing home patients or assisted living patients. The consulting agreement is in the amount of $50,000 per year, payable in equal monthly increments. The majority stockholder is to assist the Company in developing referral sources and retain current referral sources.

     In March 1998, the Company acquired certain assets and no liabilities, contingent or certain, prior to the closing date, of StaffCor Staffing Services, L.L.C. (StaffCor) in exchange for $30,000 cash and $20,000 in additional consideration payable quarterly over two years, without interest. This additional consideration is to be paid prorata based on net income of StaffCor without any adverse changes due to purchaser's corporate headquarters expense, additional capital expenditures or materially increased operating expense. The assets acquired were a minimal amount of furniture and fixtures, the right to the StaffCor Staffing Service name, and contracts to provide medical staffing to hospitals and other health care providers. The seller entered into a two year non-competition and non-solicitation agreement with the Company. The non-compete and non-solicitation agreement is for the business area of Oklahoma, Grady and Logan Counties of the State of Oklahoma relative to any supplemental staffing business. The non-compete and non-solicitation agreement provides that the sole stockholder will not divert any business from the Company or compete with the Company; as well as, not solicit any employees or clients of the Company. StaffCor is a medical staffing business located in Oklahoma City, Oklahoma.

     Each of the above transactions was accounted for as a purchase.

8.   INCOME TAXES

     The Company recorded a tax benefit of 34% of pre-tax loss at March 31, 1998, as the Company anticipates carrying back taxable losses to previous years in which the Company paid income taxes or generating taxable income in future periods to offset the first quarter 1998 losses.

9.   SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITY

     The following unaudited table presents (in 000's) the detail of the acquisitions completed during the first quarter of 1998 presented in the supplemental schedule to the consolidated cash flow statement.

                                                                                   Infusion   Precision
                                                               Alliance              Care       Health       StaffCor
                                                                  Home       PRN,  Solutions,   Systems      Staffing
                                                              Health, Inc.   Inc.     Inc.       L.L.C.    Services, L.L.C.  TOTAL

     Supplemental schedule of non-cash Investing activity:
      Value of stock issued in exchange                        $     874      $  0    $   0      $   0          $    0     $   874
      Value of note payable issued in exchange                         0         0      125        250               0         375
      Cash acquired in exchange                                       72        (2)       1         51               0         123
      Working capital acquired net of cash and cash equivalents   (1,788)       40       18         57               0      (1,672)
      Fair value of property, plant and equipment acquired           220        28        0         12              19         279
      Fair value of other assets acquired                             23         2        0          0               0          26
      Long term debt assumed                                       2,927        72        0          0               0       2,998
      Fair value of other liabilities assumed                          0        23       28          3               0          54
                                                                ------------------------------------------------------------------
      Non cash portion of acquisitions                             5,273        26      134        132             (19)      5,546
      Cash payment for acquisitions                                  300       430      375        770              30       1,905
                                                                ------------------------------------------------------------------
      Goodwill recorded in exchange                             $  5,573      $456    $ 509      $ 902          $   11     $ 7,451
                                                                ==================================================================

10.  NOTES PAYABLE

     Notes payable consist primarily of borrowings under revolving bank lines of credit of $7,500,000 and $750,000, bearing interest at bank prime plus 1.5% and bank prime plus 1%, respectively. At March 31, 1998, approximately $5,345,000 was available under the combined lines of credit. The lines of credit are collateralized by 80% of eligible receivables in staffing and outpatient surgery, 75% of eligible receivables in home health care, and 80% of physician notes receivable. Eligible receivables are defined principally as accounts that are aged less than 90 days for staffing and outpatient surgery and 120 days for home health care. The line of credit is subject to certain covenants, including a monthly borrowing base, a debt service coverage ratio, and a leverage ratio. At December 31, 1997 and March 31, 1998, the Company was in default on the debt service coverage ratio requirement of 1.1:1.0 due to the losses incurred in these periods. This default was waived by the bank through June 30, 1998.

11.  RECENT DEVELOPMENTS

     In April 1998, the Company acquired all of the stock of Home Health of Alexandria, Inc., d/b/a Cornerstone Home Health (Cornerstone), a closely held entity, in exchange for $20,000 cash. With this acquisition, the Company will have home health agencies serving all the major metropolitan areas in Louisiana. A key employee and former stockholder executed an employment agreement with the Company for a two year period; along with a non-compete and non-solicitation agreement. The non-compete and non-solicitation agreement provides that the key employee will not divert any business from the Company or compete with the Company; as well as, not solicit any employees or clients of the Company. The business area covered by the non-compete and non-solicitation agreement is for the Parishes of Allen, Avoyelles, Caldwell, Catahoula, Concordia, Evangeline, Grant, LaSalle, Natchitoches, Rapides, St. Landry, and Winn and is relative to home health agencies. The agreement is for a two year period after the key employee is no longer employed by the Company. Cornerstone is a state licensed, Medicare certified, JCAHO accredited home health agency in Alexandria, Louisiana.

     In April 1998, the Company acquired all of the stock of Quality Home Health Care, Inc. (Quality), of Stillwel, Oklahoma. In exchange, the Company paid $80,000 and issued $20,000 worth of Company common stock. A key employee and former stockholder executed an employment agreement for two years; in conjunction with a non-compete and non-solicitation agreement for a period of two years after employment with the Company is terminated. The non-compete and non-solicitation agreement provides that the key employee will not divert any business from the Company or compete with the Company; as well as, not solicit any employees or clients of the Company. The business area covered by the non-compete and non-solicitation agreement is for the Counties of Adair, Cherokee, Delaware, Haskell, Leflore, Mayes, McIntosh, Muskogee, Swquoyah, and Wagoner in the State of Oklahoma and is relative to home health agencies. Quality is a state licensed, Medicare certified home health agency with three locations serving eastern Oklahoma.

     In April 1998, the Company acquired certain assets of Precision Home Health Care, Inc., (Precision) in exchange for $1,250,000; consisting of an $800,000 note payable at 9.5% due July 1, 1998, a $400,000 note payable at 9.5% payable monthly for a period of two years, and $50,000 in liabilities for capital improvements. The assets acquired were furniture and fixtures, inventory, rights to use the Precision business name, current patients, and leasehold interests. At closing the sole stockholder (who was also the majority stockholder in the February 1998 ICS and PHS acquisitions) executed a non-compete and non-solicitation agreement. The sole stockholder entered into a two year non-competition and non-solicitation agreement which provides that the sole stockholder will not divert any business from the Company or compete with the Company; as well as, not solicit any employees or clients of the Company. The business area is defined as the Parishes of East Baton Rouge, Assumption, West Baton Rouge, Livingston, and Ascension in the State of Louisiana. The restricted business activity is in relation to any Medicare or Medicaid home health care business unless such business is related to nursing home patients or assisted living patients. Additionally, the stockholder executed a consulting agreement with the Company to provide services related to patient advocation, introduce the Company to referral sources, and advise and assist the Company concerning Medicare regulations. The consulting agreement is for a period of two years in the amount of $50,000, payable monthly. Precision is a state licensed, Medicare certified home health agency operating in the Baton Rouge, Louisiana area.

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

GENERAL

     Amedisys, Inc. (the "Company") is a leading multi-regional provider of fully integrated alternate-site health care services. The Company's alternative-site provider services division offers the following services: infusion therapy; home health nursing services; and ambulatory surgery centers. Its management services division includes staffing and professional services and provider management services. The Company operates 46 offices within a network of subsidiaries in the southern United States.

     During the 1st quarter of 1998, the Company initiated a restructuring plan which included cost reductions and productivity enhancements to position the Company to be successful under the new IPS, as well as PPS. The Company reduced operational costs, increased operational efficiencies and enhanced marketing efforts, which resulted in annualized cost savings of approximately $5 million. The restructuring is anticipated to be complete by June 30, 1998.

     The implementation of IPS and the strategic decisions made by management will result in a decrease to net revenues in the first and second quarters of 1998. The Company also expects to report losses in the second and third quarters of 1998 due to IPS.

RESULTS OF OPERATIONS

     Revenues. Net revenues for the three months ended March 31, 1998 decreased $675,000 or 5.0% to $12,710,000 from $13,385,000 for the three months ended
March 31, 1997. The Home Health Nursing division's net revenues decreased $1,200,000 or 18.8%. This decrease was due primarily to the reductions in Medicare reimbursement rates as a result of the IPS and a reduction in visits from 102,233 in 1997 to 99,144 in 1998. Offsetting this decrease in net revenues in the Home Health Nursing division was a $403,000 increase due to the acquisition of Care Medical & Mobility, a $533,000 increase due to the startup of the Alternative Site Infusion Therapy division, and an increase of $272,000 in the Staffing and Professional Services division.

     Cost of Revenues. Cost of revenues decreased by $212,000 to $7,667,000 for the three months ended March 31, 1998 from $7,879,000 for the three months ended March 31, 1997. As a percentage of the net revenues, cost of revenues increased to 60.3% from 58.9% for the three months ended March 31, 1998 and March 31, 1997, respectively. The increase is due to the cost of revenues as a percentage of net revenues increasing from 58.2% to 67.7% in the Home Health Nursing division as a result of the IPS. This percentage actually decreased from 59.5% to 55.4% for the remaining divisions of the Company.

     General and Administrative Expenses ("G&A"). General and administrative expenses increased by $3,784,000 or 77.4% to $8,674,000 for the three months ended March 31, 1998 from $4,890,000 for the three months ended March 31, 1997, and also increased as a percentage of net revenues to 68.2% from 36.5%. An increase of $2,230,000 is directly attributable to hiring additional personnel and related expenses to support the startup of the Alternate Site Infusion Therapy division as well as the Company's recent acquisitions. Additionally, G&A expenses increased approximately $750,000 from the three months ended March 31, 1997 to 1998 due to the addition of experienced, senior management and increased resources for marketing and managed care. These additions should enable the Company to achieve its planned growth and position it to be a leader in the alternate-site healthcare services market.

     Provision for Estimated Income Taxes. The Company recorded a tax benefit of 34% of pre-tax loss for the three months ended March 31, 1998.

     Net Income. As a result of the reasons described above, the Company had a net loss of $2,521,000 for the three months ended March 31, 1998 compared with net income of $302,000 for the three months ended March 31, 1997. The company expects the loss to be significantly reduced during the latter half of 1998 after all the cost reductions are implemented; however, there can be no assurance the Company will be able to achieve the expected cost savings from its restructuring efforts or will be able to reduce costs without negatively impacting operations.

LIQUIDITY AND CAPITAL RESOURCES

     Notes payable consist primarily of borrowings under revolving bank lines of credit of $7,500,000 and $750,000, bearing interest at bank prime plus 1.5% and bank prime plus 1%, respectively. At March 31, 1998, approximately $5,345,000 was available under the combined lines of credit. The lines of credit are collateralized by 80% of eligible receivables in staffing and outpatient surgery, 75% of eligible receivables in home health care, and 80% of physician notes receivable. Eligible receivables are defined principally as accounts that are aged less than 90 days for staffing and outpatient surgery and 120 days for home health care. The line of credit is subject to certain covenants, including a monthly borrowing base, a debt service coverage ratio, and a leverage ratio. At December 31, 1997 and March 31, 1998, the Company was in default on the debt service coverage ratio requirement of 1.1:1.0 due to the losses incurred in these periods. This default was waived by the bank through June 30, 1998.

     The Company's operating activities used $350,000 during the first three months of 1998, whereas such activities used $330,000 in cash during the first three months of 1997. This increase in cash used in operating activities is primarily attributable to net losses partially offset by a decrease in accounts receivable. Net cash used in investing activities increased to $2,713,000 from $422,000 for the three months ending March 31, 1998 and 1997 respectively. Purchases of furniture, fixtures and equipment increased $433,000 in addition to $1,905,000 used to purchase several acquisitions. Net cash provided by financing activities decreased to $253,000 from $966,000 for the three months ending March 31, 1998 and 1997, respectively. The change is due to a decrease in the Company's borrowing on its lines of credit offset by proceeds from a private placement of preferred stock.

     At March 31, 1998, the Company had negative working capital of $434,000 and stockholder's equity of $9,949,000. Included in current liabilities at March 31, 1998 is $705,000 in accrued Employee Stock Ownership Plan contributions that will be liquidated by the issuance of capital stock from one of the Company's subsidiaries. With the exclusion of this liability, the Company has working capital of $271,000. The Company's ratio of total liabilities to equity at March 31, 1998 was 1.60 to 1.0. The Company's sources of external and internal financing are limited. The Company may need to obtain additional financing in order to meet future capital requirements. In March 1998, the Company completed the second phase of its private placement of preferred stock, issuing 350,000 shares, for net proceeds of $3,253,000. To date, the Company has used no other source of external financing, other than sales of equity instruments.

YEAR 2000 COMPLIANCE ISSUES

    The Company is currently evaluating its information system for the Year 2000 compliance. The Company does not anticipate any material disruption in its operations resulting from any failure by the Company to achieve compliance. At present, the Company does not have, but expects to solicit, information concerning the Year 2000 compliance status of its suppliers, customers, and payors. In the event that any of the Company's significant suppliers, customers, or payors does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

FORWARD LOOKING STATEMENTS

    When included in this Quarterly Report on Form 10-Q or in documents incorporated herein by reference, the words "expects", "intends", "anticipates", "believes", "estimates", and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risk and uncertainties include, among others, general economic and business conditions, current cash flow and operating deficits, debt service needs, adverse changes in federal and state laws relating to the health care industry, competition, regulatory initiatives and compliance with governmental regulations, customer preferences and various other matters, many of which are beyond the Company's control. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company's expectations with regard thereto or any changes in events, conditions or circumstances on which any statement is based.

PART II.     OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On February 12, 1998, the Company held a Special Meeting of the Shareholders and approved the issuance of up to ninety-three units, each unit consisting of 10,000 shares of the Company's series A convertible preferred stock at a purchase price of $10.00 per share, to be offered for sale to accredited investors through a private placement transaction in reliance upon an exemption from registration provided under the Securities Act of 1933, as amended.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

          Exhibit No.              Identification of Exhibit
          -----------              -------------------------
            27.1                   --Financial Data Schedule

          (b) Reports on Form 8-k

          No Reports on form 8-K were filed during the first quarter of 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    AMEDISYS, INC.

                                    By://s/ MITCHEL G. MOREL
                                       -----------------------------------------
                                    Mitchel G. Morel, Chief Financial Officer
                                    Principal Financial and Accounting Officer



DATE: May 20, 1998