Form 10-K405/A
period 1996-12-31
AMEDISYS INC
filed 1998-06-17
CIK 896262

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 _____________
                                  FORM 10-K-A
                                 _____________

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

                               TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
PART I..............................................................................................    2

     ITEM 1.  BUSINESS............................................................................      2

     ITEM 2.  PROPERTIES..........................................................................     16

     ITEM 3.  LEGAL PROCEEDINGS...................................................................     16

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................     17

PART II...........................................................................................     17

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS................     17

     ITEM 6.  SELECTED FINANCIAL DATA.............................................................     17

     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS..........................................................................     17

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA..........................................     22

     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE     22

PART III..........................................................................................     23

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................................     23

     ITEM 11. EXECUTIVE COMPENSATION..............................................................     26

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................     28

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................     29

PART IV...........................................................................................     31

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.....................     31

SIGNATURES........................................................................................     32

FINANCIAL STATEMENTS..............................................................................    F-1

                                     PART I

ITEM 1.  BUSINESS

General

     December 21, 1993, M & N Capital Corp. ("M & N"), a New York corporation, completed a reverse acquisition with Analytical Nursing Management Corporation ("ANMC" and/or "Company"), a Louisiana corporation which provides health care through alternative site and management services. M & N had no business operations. It was established as a "blind pool" of investors and registered as a public corporation with the Securities and Exchange Commission. Through the acquisition, ANMC became a wholly-owned subsidiary of M & N and received a capital injection of $1.265 million. In July 1994, M & N moved its state of incorporation from New York to Delaware and changed its name to Analytical Nursing Management Corporation. The Company's Common Stock began trading on the Nasdaq Small Cap Market on August 17, 1994. In August 1995, the Company changed its name to AMEDISYS, Inc., (hereinafter "AMEDISYS" or the "Company"). The Company subsequently changed the names of its subsidiaries to incorporate the new name of the parent company.

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

     AMEDISYS SURGERY CENTERS, L. C. ("ASC") operates two outpatient surgery centers in Houston, Texas, and one surgery center in Hammond, Louisiana, which commenced operation in November 1996.


     AMEDISYS PHYSICIAN SERVICES, INC. ("APS") provides management of physician practices and networks including Independent Practice Associations. APS also operates a laboratory.

     The Rural Health Provider Network, Inc. ("Network") was organized on March 1, 1994 as a corporation jointly owned by a group of physicians and AMEDISYS to manage an Internal Medicine Clinic, as well as Rural Health Clinics. The Network changed its name in October 1995 to AMEDISYS Physician Services. The Company now focuses on management services to physician practices and networks through its Physician Services division. On May 1,1996, the Company signed an agreement with the Louisiana Health Care Authority, the Louisiana state agency which controls the public hospital system in Louisiana, to manage physician services at a state hospital in Lake Charles, Louisiana. Under the agreement, the Company will integrate the services of the inpatient staff with community physicians working in outpatient clinics. The arrangement is a unique public-private partnership which opens access to a full range of medical services in the community.

     The Company acquired Surgical Care Centers of Texas, L.C. ("SCC") on June 30, 1995 in exchange for one million shares of AMEDISYS Common Stock. The closing sales price for the Company's Common Stock on the date of closing was $9.625, giving the one million shares of Company Common Stock issued to Surgical Care Centers of Texas a value of $9,625,000. The net book value of SCC's assets on June 30, 1995 was approximately $3,000,000 per the records of SCC. Upon the closing of the transaction, the former members of SCC owned approximately 40% of the issued and outstanding Common Stock of the Company. The acquired company changed its name in March 1996 to AMEDISYS Surgery Centers, L.C. This subsidiary operates two outpatient surgery centers in the greater Houston, Texas area and manages the surgery centers in which the Company has ownership. AMEDISYS Surgery Centers entered into a joint venture agreement with individual physicians in Hammond, Louisiana to develop St. Luke's SurgiCenter, an outpatient surgery center. The center opened in November 1996. With the addition of outpatient surgery centers the Company began building a network of alternative site providers which will support networks of physicians organized in Independent Practice Associations. Affiliations of physicians and alternative providers, including home health care networks and outpatient surgery centers offer comprehensive and cost effective services to Managed Care Organizations ("MCOs"). These networks can provide a panel of established physicians, alternative services to hospitalization, and an existing management system which is designed to function efficiently in a discounted fee arrangement or capitated ("pre-paid") arrangement with an MCO or government agency. The Company currently does not have any capitated fee arrangements.

     In 1996, the Company was granted a license to start and operate a Health Maintenance Organization ("HMO") in the state of Louisiana by the Louisiana State Department of Insurance. The Company subsequently initiated on November 1, 1996 a securities offering to residents of Louisiana to fund the new company, FutureCare Health Plans of La., Inc., to start and develop the HMO, and a Company-sponsored Preferred Provider Organization ("PPO"), FutureCare, Inc. ("FutureCare"). When FutureCare was developed, physician sponsored networks needed an HMO license to offer services to employer groups and purchasers of health plans. However, the proposed Balance Budget Act of 1997 was disseminated shortly after FutureCare developed, and provided for the formation and operation of provider sponsored organizations. Until that time, only HMOs and a limited number of health care prepayment plans were available to Medicare beneficiaries. The proposed Balance Budget Act of 1997 contemplated enabling Medicare patients to select from a much broader category of health care providers. In view of this change, the Company discontinued its efforts to open FutureCare, the offering was never funded and all costs were written off in the December 31, 1996 financial statements.

HOME HEALTH CARE ACQUISITIONS

     On May 31, 1995, the Company acquired all of the outstanding stock of Home Care Plus, Inc. in exchange for 30,000 shares of its common stock valued at $274,000. The excess of the total acquisition cost over the fair value of the net assets acquired of $312,197 is being amortized over seven years using the straight-line method.

     On March 19, 1995, the Company acquired all of the outstanding stock of Health Care Services 24, Inc. in exchange for 7,143 shares of its common stock valued at $50,000 and notes payable in the amount of $50,000, payable in monthly installments through March 1996. The Company acquired client lists (See Note 5 in the audited financial statements) and property and equipment with a fair value of $85,000 and $15,000, respectively.

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

                               1995           1994

Net Service Revenues        $38,108,293   $31,625,839

Net Income                  $   850,874   $ 1,750,446

Earnings per common share   $      0.33   $      0.68

The above amounts reflect adjustments for amortization of goodwill.

RECENT DEVELOPMENTS

     On October 24,1996, AMEDISYS, INC. signed a letter of intent to merge with Complete Management, Inc. ("CMI"), a public company listed on the American Stock Exchange ("ASE:CMI"). CMI is a physician practice management company offering a broad range of management and support services for medical practice groups and hospitals in the greater New York metropolitan area. Negotiations on the terms of the merger were terminated on March 17, 1997 because the companies could not reach an agreement.

NURSING SERVICES

HOME HEALTH CARE

     Home health care is one of the fastest growing segments of the Company's business mix. Home health care visits for the Company increased 40% from 1995 to 1996 compared to a 70% increase from 1994 to 1995. The home health care industry is continuing to grow. According to Hoechst Marion Roussel's 1996 Managed Care Digest/Institutional Digest ("HMR Digest"), the home health care industry has increased nearly threefold since 1986, when 5,250 agencies were in operation. The number of U.S. home health care agencies rose to 15,037 in 1995, a 13.1% increase from 1994. Total patient revenues for the industry were estimated at $72.2 billion in 1995, up 23.6% from $58.4 billion in 1994.


     Home health care has growth potential as payors strive to reduce hospital stays. According to the Social Security Bulletin Annual Statistical Supplement, an average day in a hospital costs $1,756 and an average skilled nursing visit in home health care is $83. The average cost of a skilled nursing visit for the Company is $85. Even with pharmacy and home medical equipment added to service charges, the savings potential is significant. With cost containment and reduction strategies at a premium in Medicare, Medicaid and private health plans, the Company expects home health care to be an attractive alternative to hospital care.

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

     Medicare reimbursement for the Company's home health care accounted for 80.51% of total home health care revenue in 1996. Medicare remains a large payor of home health care services. The Company's home health care services payor mix (according to net revenues) was as follows for 1996:

                         Medicare         80.51%
                         Medicaid          5.10%
                         Private/Other    14.39%


     The federal government has proposed changes in Medicare reimbursement which would convert the system from cost reimbursement to prospective pay. The prospective pay system allows agencies who control costs to become profitable entities. Other changes such as allowing MCOs to enroll Medicare and Medicaid patients in their networks and capitated contracts with providers, including home health care agencies, will impact the business. In the latter case, revenues are determined by the number of patients in a network or contract rather than by services rendered.

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


     The Company provides comprehensive home health nursing services including skilled nursing, certified nursing assistants, and assisted living services. In the skilled nursing area, the Company offers specialized services including intravenous antibiotic therapy, pain management therapy, total parenteral nutrition, enteral nutritional therapy, hydration therapy, burn and wound management, pre- and post-operative services, chemotherapy, and respiratory therapy services. In addition, the Company offers patients ancillary services such as physical, occupational, and speech therapy as well as counseling with qualified medical social workers.

     The Company currently has a well established network of eleven home health care offices in Louisiana, five offices in Texas, and one in North Carolina.
The Louisiana and Texas offices are Medicare certified. The North Carolina payor mix is private pay and commercial insurance. AMEDISYS is distinguished by its specialty home health care services and a staff dominated by RNs and professional therapists. In addition to these services, AMEDISYS expanded its product line to include private duty, psychiatric home health care and additional rehabilitation services. AMEDISYS received accreditation with commendation in 1995 from the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") which assures MCOs, Medicare and Medicaid, as well as, physicians and patients that the agency has met national quality standards and places the Company in a competitive position for state-wide and regional insurance, MCOs and governmental contracts.

     Revenues from the Company's home health care operations for the years ended December 31, 1996, 1995 and 1994 were approximately $26,056,767 or 57% of total revenues, $17,891,744 or 48% of total revenues and $10,377,000 or 36% of total revenues, respectively.

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

     The target market for the Company's services are independently owned home health care agencies that operate locally and want to become competitive for managed care business and/or desire to grow to a regional level or prepare for prospective pay. The Company's services have been developed and tested in the AMEDISYS home health care offices. The Company is concentrating its management services marketing efforts in Texas and Louisiana. In 1995, home health care management services were provided to 6 home health care agencies with a combined 16 locations. In 1996, home health care management services were provided to 21 clients with a combined 36 locations.

     All home health care management clients have pre-determined fee arrangements. These fee arrangements may encompass a contractual per-visit fee, hourly fee, or monthly fee depending on the services requested by the client.

     Revenues from the Company's home health care management services for the years ended December 31, 1996 and 1995 were approximately $530,642 or 1.2% of total revenues and $260,503 or .7%, respectively. These revenues are included in home health care operations. The division began operations in 1995.

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


     The continuing trend of downsizing hospital staffs and the nurses' desire to achieve flexibility and independence offer continuing opportunities for recruiting qualified nurses for supplemental staffing. The Company believes that strong staffing companies will continue to serve needs in high census periods and in markets where hospital consolidation has peaked and core staffing levels have been reduced. The Company currently operates twelve offices which provide supplemental staffing. In eight of the twelve offices, the registered nurses and licensed practical nurses are independent contractors. All other medical personnel are employees of the Company. The supplemental staff are paid hourly and are placed on an as-needed basis in accordance with the Company's contract with the client.

     A new development in the Company's temporary staffing business is the addition of office and clerical staffing which will encompass not only health care related operations, but general office and clerical operations as well. With minimal incremental costs, the Company added these services in three selected test market regions to determine the risk and benefits of offering these services in all staffing offices. The natural fit of the service with medical temporary staffing and the low start-up costs makes this strategy attractive for the Company.

     The Company currently operates twelve offices which provide supplemental staffing. Many of these offices share resources and costs with home health care services. The Company services 300 medical facilities in eight states (Louisiana, Texas, Minnesota, Kansas, Tennessee, North Carolina, Mississippi and Missouri) with the largest segment in Louisiana and Texas.

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


     The Company opened St. Luke's SurgiCenter in November 1996. It is a joint venture with area physicians in which the Company currently owns a 60% interest and provides management services under a long-term management contract. As of December 31, 1996, the remaining 40% interest is comprised of 16 investors. The center, a limited corporation in the state of Louisiana, was initially organized at a value of $16,000 per 1% interest. The $16,000 was comprised of $6,000 cash and a $10,000 note payable on demand which accrues interest at a rate of 10% per annum. The Company receives a fee of 5% of net revenue to provide day-to-day supervision, financial planning and management, and general facility administration services. AMEDISYS plans to strategically buy or build surgery centers where they complement a network of physicians or other Company owned alternative services. The Company's model includes an equity position for participating physicians and an opportunity to add other services such as diagnostics and pain management if market conditions are favorable. The Company believes that this industry will grow due to advances in technology which allow more procedures to be performed in the outpatient setting. Specifically, endoscopic and laser technologies are reducing the invasive nature of certain procedures and lowering the amount of time required in surgery and post-surgical care. The Company currently utilizes YAG and CO2 lasers in its centers. Increased usage of these lasers in surgery has allowed many former inpatient procedures to be performed on an outpatient basis. For example, advances in uterine surgery to eliminate invasive hysterectomies to control dysfunctional bleeding could allow more than 200,000 inpatient surgical procedures to be performed on an outpatient basis each year.

     Medicare and commercial insurers are also recognizing outpatient surgery centers as a cost effective delivery system and the number of approved and reimbursed outpatient procedures have increased. According to SMG Healthcare's Market Data Report, in January 1992, the federal Health and Human Services Department ("HHS") added an additional 900 surgical procedures to the previous list of about 1,500 procedures covered by Medicare when they are performed at an outpatient surgical center. As of May 1994 there were 2,240 procedural codes that were covered by Medicare in an ambulatory surgery setting. During 1995, industry sources estimate that nearly four million procedures were performed in surgery centers nationwide. Third party payors are following the federal government's lead by requiring the use of outpatient surgery for more procedures. Many insurance plans are using financial pressure to encourage physicians to use outpatient procedures whenever possible. Managed care plans are also offering incentives to physicians and patients to choose outpatient centers for surgery. Over seventy-five percent of the nation's surgery centers have contracts with HMOs, PPOs or both, according to the SMG Healthcare Market Data Report.


     Extended stays are also allowed in outpatient centers which make them more competitive with inpatient surgery facilities. Surgery recovery centers which can be combined with outpatient surgery centers enable patients to stay up to 23 hours following surgery and six states allow for greater than 24 hour care in the surgery center setting. In Texas, the Company has two outpatient centers which are all allowed by state licensure to keep patients up to 23 hours following surgery. However, the Company does not currently have any surgery recovery centers.

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

     Since AMEDISYS has owned the Texas outpatient surgery centers, a focused effort has been made to increase the appeal of the surgery centers. The Company has purchased new equipment and expanded hours of operation.


     The Company has enforced high quality standards and recently the AMEDISYS Surgery Center of South Houston was granted accreditation from the Accreditation Association for Ambulatory Health Care, Inc. Additionally, the Company has a managed care team including both corporate and regional personnel which has negotiated additional managed care agreements with selected MCOs. These agreements are between the Company's surgery centers and the MCO and allow the surgery centers to be network providers, and consequently, obtain access to the MCOs enrolled population. In exchange for this network access, the surgery centers provide services at a discounted fee. Currently, the Company has approximately forty managed care contracts with various payors.

     The Company derives revenue from its surgery centers by the surgeries performed, which are paid by Medicare, Medicaid, private insurance or the patient depending on the responsible party. The Company's outpatient surgery centers payor mix (according to net revenues) for 1996 is as follows:

                         Medicare            8.73%
                         Medicaid            3.02%
                         Private/Other      88.25%

     The Company's outpatient surgery centers performed a combined 3,153 cases in 1996. The cases by specialty are as follows:

GASTROENTEROLOGY                873

PODIATRY                        829

PAIN MANAGEMENT                 625

ORTHOPEDICS                     246

EAR, NOSE, THROAT               185

OPHTHALMOLOGY                   158

GENERAL SURGERY                 128

OB/GYNECOLOGY                   100

PLASTIC SURGERY                   8

ORAL SURGERY                      1
                              -----
TOTAL                         3,153


     Revenues from the Company's outpatient surgery operations for the years ended December 31, 1996, 1995 and 1994 were approximately $4,626,109 or 10% of total revenues, $3,600,677 or 9% of total revenues, and $4,420,000, or 15% of revenues, respectively.

PHYSICIAN SERVICES

     The Physician Services division consists of Physician Practice Management services and management of Independent Practice Associations ("IPA"). In the AMEDISYS system, the physician remains independent but has access to information and business systems which allow the practice to remain competitive. The physician can choose to use the Company's management services or to join an IPA managed by the Company. The Company currently retains no ownership in physician practices or IPAs.

     During 1996, the Company provided physician practice management services to 8 physician practices, 4 of which were majority-owned by the Company. The range of services provided includes the following: financial services (billing, accounting, accounts receivables, accounts payables, payroll, budgeting), consulting services relative to quality assurance, community relations, and planning and development services. The Company has no contractual obligation to
ensure profitability of the physician practices.   The total revenues and
expenses related to the four majority-owned physician practices are included in the consolidated financial statements of the Company. The four physician practices the Company manages with no ownership interest are on a contract basis, with the Company's revenue for providing these services calculated as 10% of net revenue of the practice or a flat monthly fee ranging from $83 to $1,000 per month.

     As of December 31, 1996, the Company no longer has an ownership interest in physician practices. The Company divested its ownership by selling 1 practice to a participating physician and by divesting ownership in 3 practices.

     The Company provided management services during 1996 to 3 IPAs, of which the Company has no ownership interest. An IPA is an organization that allows physicians to remain independent while obtaining the benefits usually derived from large physician practices. AMEDISYS' managed IPAs have a higher percentage of primary care physicians than traditional IPAs. Primary care physicians are the first access point to the managed care system. Managed care emphasizes primary care and efficiently delivered services at an affordable cost. Physicians in IPAs contract with MCOs to perform services at discounted fees for the MCO's patients. In capitated arrangements, MCOs pre-pay physicians for their services with a negotiated flat fee per patient in the plan regardless of the services performed. Under capitated arrangements, the IPA bears the risk of managing the medical services provided to the patients of the MCO. Providers, including physicians and hospitals, form integrated networks to achieve a critical mass of patients which are attractive to large managed care groups. The physicians participating in IPAs are individual practitioners or a member of a group practice and are not employees of the Company.

     The IPAs managed by AMEDISYS pay the Company a flat fee per month ranging from $83 to $1,000 according to a written contract to provide a range of services which may include the following: claims and utilization data reporting, committee development, office site development, staff recruitment, membership development, managed care contracting, administrative services, accounting services, and business development. Contracts may be terminated by a 30 to 60 day written notice from either party.

     Revenues for the Company's physician services division for the year ended December 31, 1996, 1995, and 1994 were approximately $2,839,145 or 6% or revenues, $2,322,433 or 6% of revenues, and $1,001,000 or 4% of revenue, respectively.

VIRTUALLY INTEGRATED SYSTEM

     In the future, AMEDISYS plans to position its affiliated IPAs for a capitated payment system by developing a continuum of care which includes IPAs and alternate site providers such as home health agencies, infusion and durable medical equipment companies, and outpatient surgery centers. The total continuum of care services could then be "bundled" into a single fee in a capitated system. These services would form a virtually integrated system since they would be linked with information systems and common standards but not housed in a hospital or a single physical structure. Many of the medical services previously performed in hospital settings can be done in the home or outpatient surgery center because of advances in technology. Providing these services outside of the hospital reduces the cost of a patient's care since hospital overhead in not included in the fees.

     MCOs, which include HMOs and PPOs, currently have a low rate of penetration in the Company's traditional markets in the South. In 1994, HMOs had a 10.9% market share in the South Central states in which the Company does the majority of its business. As a comparison, HMO penetration in the Pacific states was 35.8% in 1994, according to the SMG Marketing Group. However, as HMOs gain market share, the Company believes that a network that could reduce patient hospital days would be attractive to this payor group as indicated by national statistics. Average hospital days per 1000 enrollees have continually declined over the past decade for commercial HMOs using member group practices of the Unified Medical Group Association, dropping 44% to 151 days in 1994 from 269 days in 1984, indicating the HMOs desire to reduce costs by reducing hospitalization.

     Since this virtually integrated system is comprised of providers who are linked not purchased by the system, the system is flexible and can be changed with less capital investment that with traditional hospital-based systems.

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


     For 1996, the percentage of net revenue by payor source is as follows:

                    Medicare          49.43%
                    Medicaid           3.38%
                    Private/Other     47.19%


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

DATA PROCESSING

     The Company maintains central computerized management information systems including payroll, billing and other administrative functions at its corporate headquarters. The information systems department has devised programs for computerized scheduling, as well as, a personnel system which monitors personnel recruitment, evaluations and benefits. The information system also monitors client utilization data.

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

QUALITY CONTROL AND IMPROVEMENT

     As a medical service business, the quality and reputation of the Company's personnel and operations are critical to the Company's success. The Company has implemented quality assurance programs and policies and procedures in its subsidiaries at the corporate and regional levels. The Company strives to meet guidelines set forth by the JCAHO on an ongoing basis, as well as, state and federal guidelines for Medicare and Medicaid licensure. AMEDISYS Surgery Center of South Houston, L.C. was recently granted accreditation from the Accreditation Association for Ambulatory Healthcare, Inc. and the other centers are in the accreditation process.

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

     As a provider of services under the Medicare and Medicaid programs, the Company is subject to the various "anti-fraud and abuse" laws, including the federal health care programs anti-kickback statute. This law prohibits any offer, payment, solicitation or receipt of any form of remuneration to induce the referral of business reimbursable under a federal health care program or in return for the purchase, lease, order, arranging for, or recommendation of items or services covered by any such program. Federal health care programs or any health care plans or programs that are funded by the Untied States (other than certain federal employee health insurance benefits) and certain state health care programs that receive federal funds under various programs, such as Medicaid. A related law forbids the offer or transfer of any item or service for less than fair market value, or certain waivers of copayment obligations, to a beneficiary of Medicare or a state health care program that is likely to influence the beneficiary's selection of health care providers. Violations of the anti-fraud and abuse laws can result in the imposition of substantial civil and criminal penalties and, potentially, exclusion from furnishing services under any federal health care programs. In addition, the states in which the Company operates generally have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers where they are designed to obtain the referral of patients to a particular provider.

     Congress adopted legislation in 1989, known as the "Stark" Law, that generally prohibits a physician ordering clinical laboratory services for Medicare beneficiary where the entity providing that services has a financial relationship (including direct or indirect ownership or compensation relationships) with the physician (or a member of his immediate family), and prohibits such entity from billing for or receiving reimbursement for such services, unless a specified exemption is available. Additional legislation became effective as of January 1, 1993 know as "Stark II," that extends the Stark Law prohibitions to services under state Medicaid programs, and beyond clinical laboratory services to all "designated health services," including home health services, durable medical equipment and supplies, and parenteral and enteral nutrients, equipment, and supplies. Violations of the Stark Law may also trigger civil monetary penalties and program exclusion. Pursuant to Stark II, physicians who are compensated by the Company are prohibited from making referrals to the Company, and the Company will be prohibited from seeking reimbursement for services rendered to such patients unless an exception applies. Several of the states in which the Company conducts business have also enacted statutes similar in scope and purpose to the federal fraud and abuse laws and the Stark Laws.

     Various federal and state laws impose criminal and civil penalties for making false claims for Medicare, Medicaid or other health care reimbursements. The Company believes that it bills for its services under such programs accurately. However, the rules governing coverage of, and reimbursements for, the Company's services are complex. There can be no assurance that these rules will be interpreted in a manner consistent with the Company's billing practices.

     In May 1995, the federal government instituted Operation Restore Trust, a health care fraud and abuse initiative focusing on nursing homes, home health care agencies and durable medical equipment companies located in New York, Florida, Illinois, Texas and California, the five states with the largest Medicare populations. The purpose of this initiative is to identify fraudulent and abusive practices such as billing for services not provided, providing unnecessary services and making prohibited referral payments to health care professionals. Operation Restore Trust has been responsible for significant fines, penalties and settlements. Operation Restore Trust was recently expanded to cover twelve additional states for the next two years. The program was also expanded to include reviews of psychiatric hospitals, certain independent laboratories and partial hospitalization benefits. Further, there are plans eventually to apply the program's investigation techniques in all fifty states and throughout the Medicare and Medicaid programs. One of the results of the program has been increased auditing and inspection of the records governing reimbursement and other issues. Specifically, the government plans to double the number of comprehensive home health agency audits it performs each year (from 900 to 1800) and also to increase the number of claims reviewed by 25.0% (from 200,000 to 250,000). In general, the application of these anti-fraud and abuse laws is evolving.

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

     The outpatient surgery segment of the Company's business competes with hospital facilities in its geographical areas. The Company believes its centers have well established physician referral sources and operating physicians. The centers offer flexibility in scheduling, good turnaround times in surgical suites, personalized service and access to technology. The Company has been aggressive in seeking contracts with managed care organizations. Since MCOs can replace traditional referral patterns with their own provider networks, the Company's outpatient surgery centers can protect and build market share by being a provider in the MCO networks. The centers have also recruited a wider variety of specialists to perform procedures to increase surgery cases to compensate for some reductions in per case reimbursements by MCOs.

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

     Identifying new market niches by working with corporate and regional operational managers is an ongoing process. Regional efforts of administrators and managers are supported by community relations directors and client service coordinators as well as staffing coordinators.

EMPLOYEES

     As of December 31, 1996, the Company had 456 full time employees, excluding part time field nurses and other professionals in the field. Full time employees include 9 in administration, 63 with operational responsibilities including regional administrators and directors, 198 full time clinical field staff (including clinical coordinators, RNs, LPNs/LVNs, home health aides and other allied health professionals), 29 staffing coordinators, 13 MIS and business development personnel and 144 clerical support staff.

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

ITEM 2.     PROPERTIES

     The Company presently leases approximately 23,850 square feet for its corporate office located at 3029 South Sherwood Forest Boulevard, Baton Rouge, Louisiana. The lease provides for a basic monthly rental rate of approximately $10 per square foot through 1997 and increases to $11 through the expiration date on September 30, 2002. The Company has an aggregate of 51,638 square feet of leased space for regional offices pursuant to leases which expire between March 1996 and September 2006. Rental rates for these regional offices range from $9 per square foot to $22 per square foot with an average of $13 per square foot, which terms and rates the Company believes to reflect market values. Some lease rates include utilities. The Company believes its facilities to be adequate for its current needs.

     The Company acquired two outpatient surgery centers in the Houston, Texas area in connection with the acquisition of Surgical Care Centers of Texas, L.C. on June 30,1995 and the Company is operating St. Luke's SurgiCenter in Hammond, Louisiana. These centers have an aggregate of 33,504 square feet. Of the total square footage, 21,504 square feet are leased and the rest is owned. The Company believes the terms and lease rates reflect current market values. Space in the surgery centers encompasses eleven surgery suites, pre-op and post-op areas, business offices and consultation and waiting areas. The outpatient surgery centers are equipped with modern technology and equipment for surgery, lab and limited diagnostic testing equipment.

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

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     The Company's stock initially traded on the OTC Electronic Bulletin Board in January 1994 and in August 1994, the Company began trading its Common Stock on the Nasdaq Small Cap Market. As of March 11, 1997, there were approximately 173 holders of record of the Company's Common Stock and the Company believes there are approximately 623 beneficial holders. The Company has not paid any dividends on its Common Stock and expects to retain any future earnings for use in its business development. The following table provides the high and low prices of the Company's Common Stock during 1995 and 1996 as quoted by Nasdaq. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                     HIGH           Low

1st Quarter 1995                     $  7 1/2       $6 3/4

2nd Quarter 1995                       11 1/4        6 3/4

3rd Quarter 1995                       12            9

4th Quarter 1995                       10            7 1/2

1st Quarter 1996                     $  9 5/8       $7 1/2

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


SELECTED HISTORICAL
STATEMENT OF
INCOME DATA (UNAUDITED)              1996              1995(1)            1994(1)            1993(1)           1992(1)

(In thousands, except per
share amounts)
    Net Service Revenue         $      46,060      $      37,589     $      28,902     $      22,445      $   18,132

    Cost of Service Revenue            26,405             22,424            16,996            14,674          11,503

        Gross Margin                   19,655             15,165            11,906             7,771           6,629

   General/Administrative
    Expenses                           18,511             13,785             9,740             7,204           6,323

        Operating Income                1,144              1,380             2,166               567             306

   Other Income and Expense            (1,124)              (238)             (248)              (33)            112

   Income Tax Expense                      (2)              (200)              (13)              (39)            (29)

   Net Income                   $          18      $         942     $       1,905     $         495      $      389

EARNINGS PER COMMON SHARE       $        0.01      $        0.37     $        0.75     $        0.22      $       --

WEIGHTED AVG SHARES
 OUTSTANDING                        2,575,000          2,570,000         2,525,000         2,285,000             N/A(2)

PROFORMA INFORMATION
 (UNAUDITED)(1)

   Net Income (Historical)      $          18      $         942     $       1,905     $         495      $      389

Proforma adjustments:

   Income Taxes on  SCC
    Results                                --                191               646               155             103

   Proforma Net Income          $          18      $         751     $       1,259     $         340      $      286

   Proforma Earnings/Common
    Share                       $        0.01   $           0.29   $          0.50   $          0.15   $        0.13

BALANCE SHEET DATA

Total Assets                    $      16,859      $      11,537     $       9,160     $       7,190      $    5,253

Total Long-term Obligations     $       3,223      $       1,490     $       1,537     $         642      $      403

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

GENERAL

     M & N was formed in October 1992 as a New York corporation as a vehicle to effect a business combination with an operating business. In December 1993, the Company acquired all of the issued and outstanding shares of Common Stock of Analytical Nursing Management Corporation, a Louisiana corporation ("ANMC"). In 1994, the Company reincorporated in the state of Delaware and in 1995, the Company changed its name to AMEDISYS, INC. AMEDISYS, INC. is a provider of alternative site services, as well as, a management services organization. The Company offers a variety of nursing services including home health care and supplemental staffing. In the alternative delivery sector, the Company also operates outpatient surgery centers. AMEDISYS also manages physician practices and IPAs, as well as, home health agencies. The Company offers these services through its wholly owned subsidiaries. These subsidiaries include: (i) AMEDISYS Staffing Services, Inc.; (ii) AMEDISYS Nursing Services, Inc.; (iii) AMEDISYS Specialized Medical Services, Inc.; (iv) AMEDISYS Home Health, Inc.;
(v) AMEDISYS Home Health Inc. of Texas; and (vi) AMEDISYS Surgery Centers, L.C. The financial statements included herein are for the years ended December 31, 1994, December 31, 1995, and December 31, 1996.

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

     Reimbursement for home health care services to patients covered by the Medicare program is based on cost reimbursement rates. Final reimbursement is determined after submission of annual cost reports and audits thereof by the fiscal intermediaries. Proposed legislation by the U.S. Congress may change the payment methodology for home health care services to Medicare patients from a cost based reimbursement system to a prospective payment system.


YEAR 2000 COMPLIANCE ISSUES

     The Company is currently evaluating its information system for the Year 2000 compliance. The Company does not anticipate any material disruption in its operations resulting from any failure by the Company to achieve compliance. At present, the Company does not have, but expects to solicit, information concerning the Year 2000 compliance status of its suppliers, customers and payors. In the event that any of the Company's significant suppliers, customers or payors does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

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

     The Company's physician services division also increased its gross margin by divesting ownership in physician practices but continuing MSO agreements with unrelated parties. The Company divested itself of ownership agreements beginning in 1995 and completed the process in 1996.

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


     The Company's decrease in net income to $18,321 or $.01 per share for 1996 from $941,783 or $.37 per share in 1995 is mainly attributable to a one-time charge to earnings of $622,809. The charge was taken as a result of merger discussions with CMI, a New York based provider of physician practice management services. In connection with discussions with the management of CMI regarding the proposed future strategic direction of the Company, AMEDISYS' management concluded in December 1996 that the realization of certain previously recorded assets might not be assured. AMEDISYS' management accordingly decided to write off a portion of these investments which were primarily comprised of advances made to develop FutureCare, Inc., a proposed managed care organization, of $391,000, certain non-operating equipment of $132,000 believed to be unrealizable through future operations, and $100,000 in notes receivable from a related party. The $391,000 advance to FutureCare, Inc. was to be reimbursed upon completion of a securities offering of its stock. Due to the uncertainty of a successful offering, the Company chose to expense these amounts. The $132,000 was comprised of ophthalmology and processing kitchen equipment that the Company was trying to sell. None of these assets were producing, or expected to produce, a benefit in current or future years. The $100,000 was written off because of a dispute between the Company and Internal Medicine Clinic of Tangipahoa, Inc. ("IMC"). The discussions with CMI began with a signed letter of intent on October 17, 1996 and were terminated on March 17, 1997 because the companies could not mutually agree on terms. If the merger had been completed, AMEDISYS would have become a wholly-owned subsidiary of CMI.

RESULTS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 AND 1994

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

LIQUIDITY AND CAPITAL RESOURCES


     At December 31,1996, the Company had a revolving bank line of credit of $4,500,000 bearing interest at the lender's prime rate. Subsequent to year end, the line of credit was increased to $5,500,000. As of December 31, 1996, $121,312 was available under the line of credit. The line of credit is collateralized by 80% of eligible receivables in staffing and outpatient surgery and 75% in home health care. The line of credit is subject to certain covenants, including a monthly borrowing base, a debt service coverage ratio, and a leverage ratio. The Company was in default of the leverage ratio requirement at December 31, 1996, which default was waived by the bank.
Eligible receivables are defined principally as trade accounts that are aged less than 90 days for staffing and outpatient surgery and 120 days for home health care. To date, the Company has no other source of external financing.

     Net cash provided by operating activities decreased from $1,552,186 in the year ended December 31,1995 to $(1,936,841) of net cash used in the year ended December 31, 1996. The change was primarily due to increased accounts receivable which is a direct result of increased revenues, as well as, certain cash amounts related to the statutory requirements of FutureCare being restricted. Net cash used in investing activities increased from $(393,326) in the year ended December 31,1995 to $(2,712,961) in the year ended December 31, 1996. This increase is attributable to an increase in the fixed asset acquisitions in the current period.


     Net cash used in financing activities increased from $(429,660) for 1995 to $3,881,963 of net cash provided for the year ended December 31, 1996. This change is primarily due to the debt financing provided by Merrill Lynch for the purchase of equipment for St. Luke's SurgiCenter which began operations in November 1996. The Company obtained debt financing in the amount of $1,835,000 from Merrill Lynch in August 1996 in connection with an outpatient surgery center development in Hammond, Louisiana. The loan has a 5-year term with a 10 year amortization period at an annual interest rate equal to 2.75% + the "30-Day Commercial Paper Rate." The loan proceeds were used to purchase all the necessary medical equipment, furniture, and fixtures for the surgery center.

     At December 31, 1996, the Company had working capital of $21,568 and stockholders equity of $4,314,781. The Company's ratio of total liabilities to equity at December 31, 1996 was 2.86 to 1.0. The Company expects to have sufficient resources from its current financing structure and sources of additional financing to achieve its goals for 1997. However, the Company's sources of external and internal financing are limited. Therefore, the Company may need to obtain additional financing, either through public or private securities offerings or borrowing, in order to meet future capital requirements.

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

ITEM 8.  FINANCIAL STATEMENTS

     See Index to Financial Statements on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The single jointly signed auditors' report is considered to be the equivalent of two separately signed auditors' reports. Thus, each firm represents that it has complied with generally accepted auditing standards and is in a position that would justify being the only signatory of the report.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         NAME             AGE                    POSITION
         ----             ---                    --------
William F. Borne           39      Chief Executive Officer and Director

Mitchel G. Morel           36      Chief Financial Officer

Charles M. McCall          44      President, Nursing Services

Lynne S. Bernhard          40      President, AMEDISYS Resource Management

Irvin T. Gregory           59      President, Outpatient Surgery and Director

Barbara C. Carey           50      Vice President, Corporate
                                    Communications/Corporate Secretary

William M. Hession         45      Director

Dr. Karl A. LeBlanc        43      Director

Dr. Alan J. Ostrowe        55      Director

Dr. Boris L. Payan         63      Director

     William F. Borne founded the Company in 1982 and has served as chief executive officer since that time. In 1988, Mr. Borne also founded and served as president and chief executive officer of AMEDISYS Specialized Medical Services, Inc. until June 1993. Mr. Borne also founded and served as chief executive officer of AMEDISYS Staffing Services, Inc. and AMEDISYS Nursing Services, Inc. Prior to these positions, Mr. Borne was an intensive care supervisor for Key Nursing Corporation from June 1982 to July 1983 and director of nursing at West St. James Hospital in Vacherie, Louisiana from 1980 to 1983. Mr. Borne is a registered nurse who worked clinically in specialty and medical-surgical areas with supplemental staffing agencies in New Orleans from 1979 to 1980. Mr. Borne graduated from the Charity Hospital School of Nursing and completed his undergraduate courses at the University of New Orleans and at Nicholls State University.

     Mitchel G. Morel was named chief financial officer of the Company in June 1994 and also served as vice president of finance from February 1991. Mr. Morel is responsible for directing financial activities and financial reporting systems of the organization. From October 1989 to January 1991, Mr. Morel served as comptroller of AMEDISYS Staffing Services, Inc., a subsidiary of the Company. From March 1988 to October 1989, Mr. Morel was senior accountant at the certified public accounting firm of Ellis-Apple and Company. Mr. Morel was senior accountant with the certified public accounting firm of Barrett and Company from December 1984 to March 1988 and supervisor of cost accounting at AMI, Inc. in Baton Rouge, Louisiana from October 1983 to November 1984. Mr. Morel has a Bachelor of Science degree in business administration with a major in accounting from Louisiana State University and he is licensed as a Certified Public Accountant in the state of Louisiana. Mr. Morel is a member of various national and state accounting associations.

     Charles M. McCall has served as president of Nursing Services since February 1997. In that position, Mr. McCall is responsible for all operations of the Company's temporary staffing and home health care businesses. From November 1995 to January 1997, Mr. McCall was vice president of operations of that division and was vice president of operations of AMEDISYS Staffing Services, Inc. and AMEDISYS Nursing Services, Inc. from May 1994 to November 1995. From 1991 to 1994, Mr. McCall was regional vice president of ATC Nursing Services, Inc. and from 1990 to 1991 was president of AMERINURSE, a wholly owned subsidiary of AMEDISYS, Inc. which has since been incorporated into AMEDISYS Nursing Services, Inc. From 1988 to 1991, Mr. McCall was vice president of operations and research and development of AMEDISYS Staffing Services, Inc. From 1986 to 1988 Mr. McCall was president of Analytical Nursing Management Corporation of Texas, Inc., a subsidiary of AMEDISYS Staffing Services, Inc. From 1984 to 1986, Mr. McCall was administrator of Immediate Medical Care in Lake Charles, Louisiana and from 1981 to 1983, Mr. McCall held various administrative and clinical positions in emergency room, critical care and family practice nursing. From 1978 to 1981, Mr. McCall was director of nursing at Cameron Medical Center and deputy coroner of Cameron Parish. Mr. McCall has a Bachelor of Science in Allied Health from Our Lady of Holy Cross College and he is a graduate of the Charity Hospital School of Nursing.

     Lynne S. Bernhard was named president of AMEDISYS Resource Management in April 1996. In that position Ms. Bernhard is responsible for the operations of the management services organization which specializes in home health care management and consulting. Ms. Bernhard served as president of Nursing Services from January 1995 to March 1996 and from March 1993 to February 1996, was president of AMEDISYS Specialized Medical Services, Inc., the Company's home health care subsidiary. Ms. Bernhard served as executive director of clinical operations and the administrator of home health services from October 1988 to March 1993. Prior to her affiliation with the Company, Ms. Bernhard was director of home health care services for Medical Personnel Pool in Baton Rouge from August 1985 to September 1988. Ms. Bernhard was a professional recruiter at Our Lady of the Lake Regional Medical Center in Baton Rouge from September 1983 to August 1985; a nurse recruiter for Qualicare Corporation from April 1981 to September 1983; sales representative for Marnel Pharmaceuticals from March 1981 to April 1982; a staff nurse at Our Lady of the Lake Regional Medical Center from July 1977 to March 1981; and a staff nurse at Magnolia City Hospital in Magnolia, Arkansas from June 1976 to July 1977. Ms. Bernhard has an Associate's degree in nursing from Southern Arkansas University and she attended the College of St. Frances in Tollier, Illinois. Ms. Bernhard is a member of various professional associations including the American Nurses Association.

     Irvin T. Gregory has served as a director of the Company and as president of AMEDISYS Surgery Centers, L.C. since August 1995. Mr. Gregory served as the vice president of development and as a director of AMEDISYS Surgery Centers since January 1995. Mr. Gregory has thirty years of management experience in the health care field that includes services as regional vice president for Surgical Partners of America, Inc., a Vivra, Inc. New York Stock Exchange subsidiary, executive vice president of Medical Care International (now Med America), and vice president of development for the Lifemark Hospital Division of Lifemark Corporation. Mr. Gregory has a Bachelor of Science degree in management from the University of Southwestern Louisiana.

     Barbara C. Carey has served as vice president of Corporate Communications of the Company since October 1993 and corporate secretary since March 1994. As vice president of Corporate Communications, Mrs. Carey is responsible for the external and internal communications of the Company, including media relations and presentations. Mrs. Carey also writes the annual and quarterly Company reports with the corporate attorney which are filed with the Securities and Exchange Commission. As corporate secretary, Mrs. Carey is responsible for the Company's shareholder records, stock transactions and operations of the Board of Directors and its committees. Mrs. Carey was vice president of operations of AMEDISYS Staffing Services from October 1991 to October 1993. From July 1989 to September 1991, Mrs. Carey was the administrator of a subsidiary company. From 1977 to 1989, Mrs. Carey was a founding partner and owner of a speech and hearing clinic. From 1975 to 1977, Mrs. Carey was the clinic supervisor at the LSU speech and hearing clinic. From 1970 to 1975, Mrs. Carey was a speech pathologist with East Baton Rouge Parish Schools. Mrs. Carey has a Bachelor of Arts and Master's degree in speech from Louisiana State University and a Master's degree in Business Administration from Tulane University. Mrs. Carey is the 1996-1997 president of Quota International, Inc., an international classified service organization of professional, executive and business people. Mrs. Carey is also a director on three charitable and educational foundation boards.

     William M. Hession, Jr. was a co-founder of the Company and has served as a director of the Company since July 1983. Mr. Hession is founder and president of Key Medical Supply, Inc., a provider of durable medical equipment and specialty wheel chairs. Mr. Hession founded and served as president of Key Nursing corporation, a supplemental staffing company, from 1982 to 1994. Mr. Hession served as consulting director of Nursing Services in Metairie, Louisiana from

1979 to 1982. Mr. Hession was director of nursing at Assumption General Hospital in Napoleonville, Louisiana from 1977 to 1978. Mr. Hession worked as a staff nurse in the Intensive Care Unit at West Jefferson Hospital in New Orleans, and at Thibodaux General Hospital in Thibodaux, Louisiana in 1976. Mr. Hession holds an Associate degree of Nursing from Nicholls State University, and also attended the University of Southwestern Louisiana. Mr. Hession served in the United States Marine Corps from 1971 to 1973.

     Dr. Karl LeBlanc has served as a director of the Company since June 1993. Dr. LeBlanc is a physician who has practiced in his specialty of General Surgery since 1983. Dr. LeBlanc is on staff at Our Lady of the Lake Regional Medical Center, Baton Rouge General Medical Center and Woman's Hospital in Baton Rouge, Louisiana. Dr. LeBlanc has held teaching appointments at Louisiana State University Medical Center, Department of Surgery, the CMC Medical Training Center in Nashville, Tennessee and the Ethicon Endo-Surgery Training Center in Cincinnati, Ohio. Dr. LcBlanc received his medical degree from Louisiana State University Medical Center in Shreveport, Louisiana in 1978 and a Bachelor of Science degree from the University of Southwestern Louisiana. Dr. LeBlanc was certified by the American Board of Surgery in 1974. Dr. LeBlanc earned a Master's degree in business administration from Louisiana State University in Baton Rouge, Louisiana in 1992. Dr. LeBlanc has published fifteen professional articles in his specialty.

     Dr. Alan J. Ostrowe has served as a director of the Company since July 1994. Dr. Ostrowe previously served as president of General Anesthesia Services, Inc., an affiliated company. Dr. Ostrowe is a Baton Rouge physician specializing in anesthesiology since 1971 and pain management since 1991. Dr. Ostrowe received his medical degree from New York Medical College in 1966. Dr. Ostrowe is a fellow of the American College of Anesthesiologists, a Diplomat of the American Board of Anesthesiology and a Diplomat of the American Academy of Pain Management. Dr. Ostrowe is on the medical staffs of Our Lady of the Lake Regional Medical Center, Baton Rouge General Medical Center, Medical Center of Baton Rouge and the Woman's Hospital of Baton Rouge. Dr. Ostrowe is on the Board of Directors of GulfWest Oil Company and is the medical director of AMEDISYS.

     Dr. Boris L. Payan was elected to the Board of Directors in February 1996. Dr. Payan is a Houston physician specializing in anesthesia and has maintained a private practice since 1962. Dr. Payan was one of the founding members of Surgical Care Centers of Texas, L.C. for whom he has served as a director since 1978. Dr. Payan received his medical degree from the University of Havana, Cuba and completed a year of internship at Curie Hospital in Cuba and a second year at Methodist Hospital in Houston. Dr. Payan did his residency at St. Luke's Hospital, St. Joseph's Hospital and at Baylor College of Medicine in Houston. Dr. Payan is on staff at Southern Medical Center and holds memberships in the Harris County Medical Society, Texas Medical Association, Texas Society of Anesthesiologists, Texas Gulf Coast Anesthesia Society, the American Society of Anesthesia and the American Medical Association. Dr. Payan is a director on the board of First Bank of Houston.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10 percent of the Company's common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). Based solely on the reports received by the Company, the Company believes that the directors, executive officers, and greater than ten percent beneficial owners complied with all applicable filing requirements during the fiscal year ended December 13, 1996, except as follows. In August 1996, the following officers were issued five-year options to purchase shares of common stock at $6.61 per share and failed to timely report the transaction on a Form 4 and Form 5: (1) William Borne was issued an option to purchase 35,000 shares; (ii) Irv Gregory was issued an option to purchase 28,500 shares; (iii) Mitch Morel was issued an option to purchase 18,500 shares; (iv) Barbara Carey was issued an option to purchase 9,500 shares; and (v) Lynne Bernhard was issued an option to purchase 18,500 shares.

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

                           SUMMARY COMPENSATION TABLE
                              ANNUAL COMPENSATION

                                                                                        LONG-TERM
                                                   ANNUAL COMPENSATION                COMPENSATION
                                   ------------------------------------------------   -------------
                                                                         OTHER
                                                                         ANNUAL                         ALL OTHER
                          YEAR           SALARY           BONUS       COMPENSATION       OPTIONS      COMPENSATION
                          ----           ------           -----       ------------       -------      -------------
William F. Borne          1996          $153,771                                -          35,000               -
 Chief Executive          1995           130,350          $20,000               -           3,250               -
 Officer                  1994           101,000           35,000               -               -               -

Lynne S. Bernhard,        1996          $ 90,645                                -          18,500               -
 President, AMEDISYS      1995            78,958          $17,500               -           3,250               -
 Resource Management      1994            75,000           30,000               -               -               -

Irvin T. Gregory,         1996          $127,300                -               -          28,500               -
 President,
 Outpatient Surgery

EMPLOYMENT AGREEMENTS

     Mr. William F. Borne, chief executive officer, has an employment agreement with the Company.

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

                           1995 STOCK OPTION GRANTS

                      OPTIONS      PERCENT OF
                      GRANTED    TOTAL OPTIONS   EXERCISE PRICE   EXPIRATION
         NAME         (SHARES)      GRANTED       (PER SHARE)        DATE
         ----         --------   --------------  --------------   ----------
William F. Borne        3,250         11.75            $7.00      April 1998

Lynne S. Bernhard       3,250         11.75            $7.00      April 1998

                           1996 STOCK OPTION GRANTS

                      OPTIONS      PERCENT OF
                      GRANTED    TOTAL OPTIONS   EXERCISE PRICE   EXPIRATION
         NAME         (SHARES)      GRANTED       (PER SHARE)        DATE
         ----         --------   --------------  --------------   ----------
William F. Borne       35,000          14.67            $6.61     August 2001

Lynne S. Bernhard      18,500           7.75            $6.61     August 2001

Irvin T. Gregory       28,500          11.95            $6.61     August 2001


                           *1997 STOCK OPTION GRANTS

                      OPTIONS      PERCENT OF
                      GRANTED    TOTAL OPTIONS   EXERCISE PRICE   EXPIRATION
         NAME         (SHARES)      GRANTED       (PER SHARE)        DATE
         ----         --------   --------------  --------------   ----------
William F. Borne       34,525           13.39           $6.20     February 2007

Lynne S. Bernhard      14,644            5.68           $6.20     February 2007

Irvin T. Gregory       29,365           11.39           $6.20     February 2007

* Subsequent to December 31, 1996, the Company's Board of Directors approved the grant of options covering the purchase of 282,000 shares of stock at $6.20 per Share. The stock purchase options became exercisable ratably over a three year period beginning February 11, 1997 and terminate February 2007.

                      AGGREGATED OPTION EXERCISES IN 1996
                           AND YEAR-END OPTION VALUES


                      SHARES
                     ACQUIRED                       NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                        ON         VALUE           UNDERLYING UNEXERCISED             IN-THE-MONEY
      NAME           EXERCISE    REALIZED                OPTIONS                       OPTIONS(1)
      ----           --------    --------    -----------------------------    -----------------------------
                                             EXERCISABLE     UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
                                             -----------     -------------    -----------     --------------
William F. Borne         -           -         26,425            46,330        $20,363           $39,101

Lynne S. Bernhard        -           -         14,298            22,096         $9,885           $18,144

Irvin T. Gregory         -           -         19,288            38,577        $16,357           $32,716

_________
(1) Computed based on the differences between the fair market value and aggregate exercise prices.

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



                                                     SHARES OF                PERCENT OF
               NAME AND ADDRESS                     COMMON STOCK             VOTING POWER
              ------------------                    ------------             ------------
William F. Borne
3029 S. Sherwood Forest Blvd., Suite 300
Baton Rouge, LA  70816                               478,709 (1)(4)              18.5%

Lynne S. Bernhard
3029 S. Sherwood Forest Blvd., Suite 300
Baton Rouge, LA  70816                                78,702(5)                   3.1%

Karl A. LeBlanc, M.D.
7777 Hennessy Boulevard, Suite 612
Baton Rouge, LA  70808                                23,153(6)                    *

Key Nursing Corporation(2)
627 Fairway Drive
Thibodaux, LA  70301                                  82,947                      3.2%

William M. Hession, Jr.(2)
627 Fairway Drive
Thibodaux, LA  70301                                  19,968(7)                    *

Alan J. Ostrowe, M.D.
3029 S. Sherwood Forest Blvd., Suite 300
Baton Rouge, LA  70816                                60,759(7)                   2.4%

Irvin T. Gregory
12700 N. Featherwood, Suite 240
Houston, TX  77034                                    84,503(8)                   3.3%

Boris L. Payan, M.D.(4)
3534 Vista
Pasadena, TX 77504                                   249,226(7)                  16.7%

Jose R. Reyes, M.D.
3534 Vista
Pasadena, TX 77504                                   184,007(9)                  12.3%

ALL OFFICERS AND DIRECTORS AS A GROUP (9
 PERSONS)                                          1,491,457(10)                 57.7%

____________
*    Less than 1%

(1) Does not include 38,500 shares held in trust for Mr. Borne's minor children, as Mr. Borne is not the trustee and does not have voting or disposition power over the shares.
(2) Mr. Hession is an affiliate of Key Nursing Corporation, the record holder of these shares of Company Common Stock.
(3) Includes 30,000 shares owned of record by R.P. & H., Inc., an affiliate of the shareholder.
(4)  Includes warrants and options to purchase 72,775 shares of common stock.
(5)  Includes warrants and options to purchase 36,394 shares of common stock.
(6)  Includes warrants and options to purchase 19,533 shares of common stock.
(7)  Includes warrants and options to purchase 18,333 shares of common stock.
(8)  Includes warrants and options to purchase 57,865 shares of common stock.
(9)  Includes warrants and options to purchase 10,000 shares of common stock.
(10) Includes warrants and options to purchase 330,918 shares of common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Notes receivable from related parties consist of unsecured and non-interest bearing notes from the president and certain stockholders of the Company totaling approximately $40,000 and $18,000 at December 31, 1996 and 1995, and receivables from the Internal Medicine Clinic of Tangipahoa, Inc. ("IMC") totaling approximately $150,000 and $256,000 at December 31, 1996 and 1995. The fair value of the notes receivable from related parties is equal to the recorded value due to the short term nature of the notes.


     In March, 1994, the Company entered into agreements with IMC to form Rural Health Provider Network, Inc. ("RHPN") of which the Company owns 60% (the
"Agreements").   Revenues of APS, if any, are to be split 60% to the Company and
40% to IMC. The name of RHPN has subsequently been changed to Amedisys Physician Services, Inc. ("APS"). APS operated a lab, walk-in-clinic in
Hammond, Louisiana, and managed the physician practice of IMC.   APS also
invested in an ophthalmology clinic in Hammond, Louisiana. Pursuant to the Agreements, the Company loaned APS $312,000. This amount was comprised of $112,000 for the purchase of the fixed assets of IMC and a working capital loan of $200,000, collateralized by IMC's accounts receivable. The Company was responsible for funding the operations of APS, including loaning additional funds to APS if APS did not have adequate cashflow to meet its current
obligations.   The balance owed to the Company by IMC for working capital requirements at December 31, 1995 was $256,000. Two notes were issued on January 1, 1996 to the Company by IMC in the combined amount of $256,000. These notes bear interest at 9%, require monthly principal and interest payments of $4,706 with the balance due on maturity of January 1, 1999 and are secured by the accounts receivable of IMC. Because of a dispute between the owners of IMC and the Company over the amounts outstanding, the Company determined that the probability of collecting $100,000 of the payable was uncertain and therefore, elected to expense that amount in December 1996, resulting in a remaining balance owed at December 31, 1996 of $150,000. In addition to the outstanding notes payable due from IMC, APS recorded management fees of $28,097 in 1996 and $541,441 in 1995 from IMC. The Company and IMC terminated their management relationship in August 1996, and have no other relationship with respect to management of physician practices or independent practice associations.

     In accordance with the terms of the Agreements, IMC has the right and option to sell its shares of APS back to APS at a price equal to 3.5 times the earnings per share of APS attributable to each share of APS stock, to be calculated based on the largest annual earnings per share amount during the three-year period prior to the time such repurchase is requested by IMC. This option became exercisable in March 1997, and does not have an expiration date. In the Agreements, the Company agreed to loan the funds to repurchase the stock
to APS, if necessary.   In addition, the Agreements provide that in the event
the management agreement between IMC and APS is terminated, IMC shall be required to repurchase all of the assets of IMC acquired by APS at fair market value within 45 days of such termination. At this time, the option has not been exercised by IMC.

     Notes payable to related parties in 1996 consisted primarily of a note issued in 1994 in the original amount of $1,080,000, bearing interest at 9% with a fifteen year amortization, to Vista Maple, Ltd. During 1994, prior to its acquisition by the Company, Amedisys Surgery Centers, L.C. ("ASC") purchased a building and land from Vista Maple, Ltd., a real estate partnership, whose owners were also owners of ASC, and are now stockholders of the Company. The Company currently has a 15% interest in Vista Maple, Ltd. The Company assumed the note when it acquired ASC. The Vista Maple note is secured by all real estate and personal property of ASC. Maturities of this debt as of December 31, 1996 are as follows:

1997.............................................................   $ 44,335
1998.............................................................     48,494
1999.............................................................     53,043
2000.............................................................     58,019
2001.............................................................     63,461
Thereafter ......................................................    720,575
                                                                    --------
                                                                    $987,927
                                                                    ========

     The fair value of this note at December 31, 1996, estimated based on the Company's current borrowing rate of 9.75%, was approximately $950,929.

     Prior to acquisition by the Company, ASC engaged in the following transactions with related parties during 1995 and 1994. Payments totaling approximately $108,000 in 1995 and $229,000 in 1994 were made to RPH, Inc., for anesthesia services. The primary owners of RPH, Inc. were also controlling owners of ASC. During 1994, the Company purchased the interest of two owners (totaling 7.6%) for $35,000 per percentage point, $252,000 in aggregate. This purchase was effected through the issuance of notes payable which accrued interest at 9% per annum and were payable upon demand. Of the purchased interest, 3% was sold in 1994 for $35,000 per percentage point, $105,000. The remaining repurchased interest of 4.6% has been reflected as a reduction of retained earnings in the accompanying financial statements.

     In 1995, the Companies paid $18,935 for general legal fees to Philip Caire, a stockholder and director (through July, 1995) of the Company.

     Medical director fees are comprised of fees paid to a medical professional for administrative oversight of clinical and/or operational aspects of a medical establishment.

     In 1995, APS paid medical director fees of $24,000 to Dr. Alan Ostrowe, a stockholder of the Company and a total of $24,000 in medical director fees to two of the owners of IMC.

     The Company had an investment in Network Wellness Systems, Inc. ("NWS"), the corporate general partner of Sports/Spa and Clinic, a Louisiana Partnership in Commendam ("SSC"), which operated a health club, spa, salon and wellness facility within the Sandestin Resort (the "Resort") in Destin, Florida. SSC began business in November, 1991 and subsequently was placed in Chapter 11 Reorganization on April 23, 1993. The bankruptcy proceeding was thereafter converted to a Chapter 7 liquidation. The Company determined the unpaid balance due from NWS ($99,487) to be uncollectible and charged it against income in 1994. Two of the owners of IMC are also affiliated with NWS and SSC.

                                    PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

Exhibit No.   Identification of Exhibit

2.1(1)      - Acquisition Agreement dated December 20, 1993 between the Company and M & N Capital Corp.
2.2(3)      - Plan of Merger dated August 3, 1994 between M & N Capital Corp.
              and the Company
2.3(4)      - Certificate of Merger dated August 3, 1994 between M & N Capital
              Corp. and the Company
3.1(4)      - Certificate of Incorporation
3.2(4)      - Bylaws
4.1(4)      - Common Stock Specimen
10.1(4)     - Master Note with Union Planter's Bank of Louisiana
10.2(4)     - Merrill Lynch Term Working Capital Management Account
10.3(5)     - Promissory Note with Deposit Guaranty National Bank
21.1(7)     - List of Subsidiaries
23.1(7)     - Consent of Counsel (contained in Exhibit 5.1)
23.2(7)     - Consents of Arthur Andersen, LLP and Hannis T. Bourgeois & Co.,
              L.L.P., independent public     accountants
27.1(7)     - Financial Data Schedule
______________________
(1) Previously filed as an exhibit to the Current Report on Form 8-K dated December 20, 1993.
(2) Previously filed as an exhibit to the Current Report on Form 8-K dated February 14, 1994.
(3) Previously filed as an exhibit to the Current Report on Form 8-K dated August 11, 1994.
(4) Previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1994.
(5) Previously filed as an exhibit to the Current Report on Form 8-K dated June 30, 1995.
(6) Previously filed as an exhibit to the Registration Statement on Form S-1 (333-8329) dated July 18, 1996.
(7) Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996.

     (b)  Reports on Form 8-K

     No Reports on Form 8-K were filed during the fourth quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of June, 1998.

                                       AMEDISYS, INC.

                                       By /s/ WILLIAM F. BORNE
                                       WILLIAM F. BORNE,
                                       Chief Executive Officer
                                       and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                                  TITLE                      DATE
---------                                  -----                      ----

/s/ WILLIAM F. BORNE        Chief Executive Officer and Director  June 17, 1998
    WILLIAM F. BORNE        (Principal Executive Officer)

/s/ MITCHEL G. MOREL        Chief Financial Officer (Principal    June 17, 1998
    MITCHEL G. MOREL        Financial and Accounting Officer)

/s/ RONALD A. LABORDE       Director                              June 17, 1998
    RONALD A. LABORDE

/s/ JAKE L. NETTERVILLE     Director                              June 17, 1998
    JAKE L. NETTERVILLE

     DAVID R. PITTS         DIRECTOR

     PETER F. RICCHIUTI     DIRECTOR

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



ARTHUR ANDERSEN LLP                            HANNIS T. BOURGEOIS & CO., LLP

NEW ORLEANS, LOUISIANA                         BATON ROUGE, LOUISIANA

March 18, 1997

                        AMEDISYS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 1996 AND 1995

                                                     1996             1995
                                                 ------------     ------------
CURRENT ASSETS:
 Cash and cash equivalents (Note 1)...........   $    103,165     $    870,004
 Accounts receivable, net of
  allowance for doubtful
  accounts of $732,166 in 1996 and
  $258,670 in 1995............................      8,270,982        6,124,269
 Prepaid expenses.............................        264,125          432,930
 Income tax receivable (Note 9)...............         73,891             --
 Inventory and other current assets...........        442,102          219,610
                                                 ------------     ------------
      Total current assets....................      9,154,265        7,646,813

NOTES RECEIVABLE FROM
 RELATED PARTIES (Note 10)....................        190,208          275,450

OTHER INVESTMENTS (Note 4)....................        456,202          177,460

PROPERTY, PLANT AND EQUIPMENT,
 NET (Notes 3 and 8)..........................      4,609,718        2,449,468

ASSETS HELD FOR SALE, NET
 (Note 14)....................................           --             76,456

DEFERRED TAX ASSET (Note 9)...................        447,672          208,000

OTHER ASSETS, NET (Note 5)....................      2,000,722          703,080
                                                 ------------     ------------

      Total assets............................   $ 16,858,787     $ 11,536,727
                                                 ============     ============

CURRENT LIABILITIES:
 Accounts payable.............................   $  1,416,259     $    402,140
 Accrued expenses-
   Payroll and payroll taxes..................      1,033,250          862,498
   Insurance  (Note 12).......................        642,607          483,155
   Income taxes (Note 9)......................           --            287,987
   Other......................................        882,627          616,869
 Notes payable (Note 6).......................      4,378,688        2,456,971
 Current portion of notes payable
  to related parties (Note 10)................         90,575           90,711
 Current portion of long-term
  debt (Note 7)...............................        457,786          386,848
 Current portion of obligations under
  capital leases (Note 8).....................        230,905          181,964
                                                 ------------     ------------
      Total current liabilities...............      9,132,697        5,769,143

LONG-TERM DEBT (Note 7).......................      1,936,795          211,187

NOTES PAYABLE TO RELATED
 PARTIES (Note 10)............................        943,592          987,924

OBLIGATIONS UNDER CAPITAL
 LEASES (Note 8)..............................        342,653          291,282
                                                 ------------     ------------

      Total liabilities.......................     12,355,737        7,259,536
                                                 ------------     ------------

COMMITMENTS AND CONTINGENCIES
 (Notes 8, 12 and 14).........................           --               --

MINORITY INTEREST IN
 CONSOLIDATED SUBSIDIARIES....................        188,269            3,345
                                                 ------------     ------------

STOCKHOLDERS' EQUITY (Note 11):
 Common stock.................................          2,576            2,584
 Additional paid-in capital...................      1,915,514        1,976,593
 Retained earnings............................      2,396,957        2,378,636
 Stock subscriptions receivable...............           (266)         (83,967)
                                                 ------------     ------------
      Total stockholders' equity..............      4,314,781        4,273,846
                                                 ------------     ------------
      Total liabilities and
       stockholders' equity...................   $ 16,858,787     $ 11,536,727
                                                 ============     ============

            The accompanying notes are an integral part of these statements.

                        AMEDISYS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                        1996           1995           1994
                                   ------------    ------------    ------------
INCOME:
 Net service revenues............  $ 46,060,226    $ 37,589,088    $ 28,902,219
 Cost of service revenues........    26,404,786      22,424,192      16,996,011
                                   ------------    ------------    ------------
     Operating revenues..........    19,655,440      15,164,896      11,906,208
                                   ------------    ------------    ------------

GENERAL AND ADMINISTRATIVE
 EXPENSES:
 Salaries and benefits...........    10,326,957       6,732,356       4,863,770
 Other...........................     8,184,741       7,052,610       4,875,985
                                   ------------    ------------    ------------
     Total general and
      administrative expenses....    18,511,698      13,784,966       9,739,755
                                   ------------    ------------    ------------

     Operating income............     1,143,742       1,379,930       2,166,453
                                   ------------    ------------    ------------

OTHER INCOME (EXPENSE):
 Interest expense................      (579,497)       (409,763)       (270,764)
 Interest income.................        43,175          71,969          66,510
 Loss on investment in
  unconsolidated subsidiary
  (note 10)......................          --              --          (122,699)
 Writeoff of investments
  (note 14)......................      (622,809)           --              --
 Miscellaneous...................       (18,898)         87,686          93,870
                                   ------------    ------------    ------------

     Total other expense.........    (1,178,029)       (250,108)       (233,083)
                                   ------------    ------------    ------------

INCOME BEFORE INCOME TAXES
 AND MINORITY INTEREST...........       (34,287)      1,129,822       1,933,370
INCOME TAX EXPENSE (NOTE 9)......         2,467         199,636          13,393
                                   ------------    ------------    ------------

     Income before minority
      interest in net income
      of consolidated subsidiary.       (36,754)        930,186       1,919,977

MINORITY INTEREST IN (INCOME)
 LOSS  OF CONSOLIDATED
 SUBSIDIARIES....................        55,075          11,597         (14,942)
                                   ------------    ------------    ------------
     Net income..................  $     18,321    $    941,783    $  1,905,035
                                   ============    ============    ============
EARNINGS PER COMMON SHARE
 (NOTES 1 AND 2).................  $       0.01    $       0.37    $       0.75
                                   ============    ============    ============
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING..............     2,575,000       2,570,000       2,525,000
                                   ------------    ------------    ------------
PRO FORMA INFORMATION
 (UNAUDITED):  (NOTE 2)
  Historical net income..........  $     18,321    $    941,783    $  1,905,035

  Pro forma adjustments-
   Income taxes on
    surgicare results............          --           190,760         645,682
                                   ------------    ------------    ------------
  Pro forma net income...........  $     18,321    $    751,023    $  1,259,353
                                   ============    ============    ============
PRO FORMA EARNINGS PER
 COMMON SHARE....................  $        .01    $        .29    $        .50
                                   ============    ============    ============

     The accompanying notes are an integral part of these statements.

                        AMEDISYS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                       COMMON STOCK          ADDITIONAL                    STOCK           TOTAL
                                 ----------------------       PAID-IN       RETAINED   SUBSCRIPTIONS    STOCKHOLDERS
                                    SHARES      AMOUNT        CAPITAL       EARNINGS    RECEIVABLE         EQUITY
                                 -----------    -------    -----------    -----------    ---------      -----------

BALANCE, December 31, 1993...... $ 2,500,000    $ 2,500    $ 1,263,070    $ 2,805,229    $    --        $ 4,070,799

Private placement stock
offering (Note 11)..............      29,721         30        233,577           --       (122,015)         111,592
Payments received on and
write-off of stock
subscriptions (Note 11).........        --         --             --             --         14,881           14,881
Issuance of stock for
acquisitions (Note 2)...........      15,800         16        149,984           --           --            150,000
Issuance of stock in
connection with stock
option (Note 11)................       1,200          1          5,999           --           --              6,000
Pooled acquisition (Note 2)-
Distributions to owners.........        --         --             --       (2,068,883)        --         (2,068,883)
Purchase of owners'
interests.......................        --         --             --         (147,000)        --           (147,000)
Net income......................        --         --             --        1,905,035         --          1,905,035
                                 -----------    -------    -----------    -----------    ---------      -----------

BALANCE, December 31, 1994......   2,546,721      2,547      1,652,630      2,494,381     (107,134)       4,042,424

Issuance of stock for
acquisitions (Note 2)...........      37,143         37        323,963           --           --            324,000
Pooled acquisition -
distributions to owners
(Note 2)........................        --         --             --       (1,057,528)        --         (1,057,528)
Payments received on stock
subscriptions...................        --         --             --             --         23,167           23,167
Net income......................        --         --             --          941,783         --            941,783
                                 -----------    -------    -----------    -----------    ---------      -----------

BALANCE, December 31, 1995......   2,583,864      2,584      1,976,593      2,378,636      (83,967)     $ 4,273,846

 Issuance of stock in
  connection with warrants
   (Note 11)....................       1,190          1          8,576           --           --              8,577
 Payments received on and
  write-off of stock
   subscriptions (Note 11)......      (8,863)        (9)       (69,655)          --         83,701           14,037
 Net income.....................        --         --             --           18,321         --             18,321
                                 -----------    -------    -----------    -----------    ---------      -----------

BALANCE, December 31, 1996......   2,576,191    $ 2,576    $ 1,915,514    $ 2,396,957    $    (266)     $ 4,314,781
                                 ===========    =======    ===========    ===========    =========      ===========

     The accompanying notes are an integral part of these statements.

                        AMEDISYS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                              1996           1995           1994
                                                                          -----------    -----------    -----------
CASH FLOWS FROM OPERATING  ACTIVITIES:
 Net income...........................................................    $    18,321    $   941,783    $ 1,905,035

 Adjustments to reconcile net income to net cash (used)
  provided by operating activities-
   Depreciation and amortization......................................        944,676        646,810        459,234
   Provision for bad debts............................................        877,912        482,706        342,722
   Loss on disposal of property and equipment.........................          8,434          7,088           --
   Deferred income tax benefit........................................       (239,672)      (161,500)       (38,500)
   Loss from unconsolidated subsidiaries..............................           --             --          122,699
   Minority interest..................................................        (55,075)       (11,597)        14,942
   Changes in assets and liabilities-
     Increase in accounts receivable..................................     (3,024,625)    (1,012,343)    (1,713,397)
     Increase in inventory and other current assets...................        (53,687)      (330,347)       (60,364)
     Increase in other assets.........................................     (1,734,219)      (114,409)      (194,699)
     Increase (decrease) in accounts payable..........................      1,014,119       (188,251)        54,433
     Increase in accrued expenses.....................................        307,975      1,292,246        246,995
                                                                          -----------    -----------    -----------
     Net cash (used) provided by operating activities.................     (1,935,841)     1,552,186      1,139,100
                                                                          -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 (Increase) decrease in notes receivable..............................           --           10,483       (321,022)
 Proceeds from sale of property, plant
  and equipment.......................................................         12,458         42,000           --
 Purchase of property, plant and equipment............................     (2,965,419)      (445,809)    (1,573,525)
 Investment in unconsolidated subsidiaries............................           --             --          (34,446)
 Minority interest investment in subsidiary...........................        240,000           --             --
                                                                          -----------    -----------    -----------
     Net cash used by investing activities............................     (2,712,961)      (393,326)    (1,928,993)
                                                                          -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash received in purchase acquisitions...............................           --           10,890           --
 Net borrowings on line of credit agreement...........................      1,921,717        782,503        299,359
 Proceeds from issuance of notes payable
  and capital leases..................................................      2,596,061        661,389        647,009
 Payments on notes payable and capital leases.........................       (699,203)      (573,923)      (824,887)
 Increase (decrease) in notes payable - related
  parties.............................................................        (44,468)      (236,043)     1,265,964
 (Increase) decrease in notes receivable - related
  parties.............................................................         85,242        (40,115)       160,000
 Proceeds from issuance of stock......................................          8,575           --          132,577
 Payments received on stock subscriptions receivable..................         14,039         23,167          --
 Distributions to members (note 2)....................................           --       (1,057,528)    (2,068,883)
 Purchase of members' interest........................................           --             --         (147,000)
                                                                          -----------    -----------    -----------
 Net cash provided (used) by financing activities.....................      3,881,963       (429,660)      (535,861)
                                                                          -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH.......................................       (766,839)       729,200     (1,325,754)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR........................        870,004        140,804      1,466,558
                                                                          -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR..............................    $   103,165    $   870,004    $   140,804
                                                                          ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash payments for-
   Interest...........................................................    $   495,094    $   365,934    $   204,424
                                                                          ===========    ===========    ===========
   Income taxes (refunds).............................................    $   586,017    $    36,000    $   (24,393)
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


ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED
ASSETS TO BE DISPOSED OF

Whenever there are recognized events or changes in circumstances that indicate the carrying amount of an asset may not be recoverable, management reviews the asset for possible impairment. In accordance with SFAS No. 121, management uses undiscounted estimated expected future cash flows to assess the recoverability of the asset. If the expected future net cash flows are less than the carrying amount of the asset, an impairment loss, measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, would be recognized.

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


On May 31, 1995, the Company acquired all of the outstanding stock of Home Care Plus, Inc. in exchange for 30,000 shares of its common stock valued at $274,000. The $312,000 excess of the total acquisition cost over the fair value of the net liabilities assumed was recorded as goodwill and is being amortized over seven years using the straight-line method.

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

                                                1995           1994
                                            ------------   ------------
Net service revenues......................  $38,108,293    $31,625,839
Net income................................  $   850,874    $ 1,750,446
Earnings per common share.................  $      0.33          $0.68

The above amounts reflect adjustments for amortization of goodwill.

3.  PROPERTY AND EQUIPMENT:

Property and equipment consists of:


                                                1996           1995
                                            -----------    -----------
Land......................................  $   219,843    $   162,246
Buildings and leasehold improvements......      607,255        509,619
Equipment, furniture and vehicles.........    5,585,340      2,910,087
Computer software.........................       94,881         37,581
                                            -----------    -----------
 Total....................................    6,507,319      3,619,533
Accumulated depreciation..................   (1,897,601)    (1,170,065)
                                            -----------    -----------
 Net......................................  $ 4,609,718    $ 2,449,468
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

5.  OTHER ASSETS:

Other assets include the following for the years ended December 31, 1996 and 1995:



                                                     1996       1995
                                                  ---------   ---------
GOODWILL, net of accumulated amortization of
 $123,687 and $59,554..........................   $  329,223   $ 397,022

RESTRICTED CASH................................    1,001,000          --

START-UP COSTS, net of accumulated
 amortization of $172,579 and $129,241.........      326,439     104,608

CLIENT LISTS ACQUIRED, net of accumulated
    amortization of $158,271 and $115,343......       10,321      49,582

OTHER..........................................      333,739     151,868
                                                  ----------   ---------
                                                  $2,000,722   $ 703,080
                                                  ==========   =========



Restricted cash at December 31, 1996, represents a minimum cash reserve required by and pledged to the Louisiana Department of Insurance to guarantee group member benefits associated with a proposed Health Maintenance Organization project.

Costs incurred to establish regional offices of ASM and ASC prior to beginning services are capitalized as Other Assets and amortized over a five-year period in accordance with Medicare reimbursement regulations and accepted industry practice. Start-up costs consist primarily of incremental salaries and wages directly related to the new operation, consulting fees and financing and legal fees.

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


The revolving line of credit is subject to certain covenants, including a monthly borrowing base or margin requirement calculation, a debt service coverage ratio and a leverage ratio. The Company was not in compliance with the leverage ratio covenant at December 31, 1996, which default has been waived by the bank. The loan agreement was subsequently amended to increase the leverage ratio requirement from 2.5 to 1 to 3.0 to 1, which the Company complied with as of December 31, 1996. No events of default existed at December 31, 1995.

7.  LONG-TERM DEBT:

Long-term debt consists of notes payable to banks and other financial institutions which are due in monthly installments through 2000:



PAYEE                                                1996        1995
                                                  ----------   --------
Notes payable to finance and equipment
 companies including interest at 8.00-11.25%...   $1,501,559   $286,397
Notes payable to banks including interest
 at 9.00-14.39%................................      893,022    311,638
                                                  ----------   --------
       Total...................................    2,394,581    598,035
Current portion................................      457,786    386,848
                                                  ----------   --------
Long-Term......................................   $1,936,795   $211,187
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

The provision (benefit) for income taxes consists of the following:


                                               1996         1995         1994
                                            ----------   ----------   ----------
Current portion..........................   $ 242,139    $ 361,136     $ 51,893
Deferred portion.........................    (239,672)    (161,500)     (38,500)
                                            ---------    ---------    ---------
                                            $   2,467    $ 199,636     $ 13,393
                                            =========    =========    =========

Net deferred tax assets consist of the following components:


                                                      1996         1995
                                                   ---------    ---------
        Deferred tax assets:
          Receivable allowance...................  $ 285,000     $ 97,000
          Self-insurance reserves................    202,000      106,000
          Losses of consolidated subsidiaries
            (not consolidated for tax purposes)..     42,000       54,000
          Other..................................     47,672           --
        Deferred tax liabilities:
          Property and equipment.................   (129,000)     (49,000)
                                                   ---------    ---------
                                                   $ 447,672     $208,000
                                                   =========    =========

Total tax expense (benefit) on income before taxes resulted in effective tax rates that differed from the federal statutory income tax rate due solely to state income taxes and nondeductible expenses in 1996. A reconciliation follows for 1995 and 1994:


                                            1996          1995         1994
                                          --------     ---------    ---------
Income taxes computed at federal
  statutory rate.........................  (34.00%)      34.00%       34.00%
State income taxes.......................    5.00         2.00          .39
ASC income prior to merger (Note 2)......     --        (16.88)      (33.40)
Losses of unconsolidated subsidiaries....     --          8.33        (0.65)
Write-off of notes receivable from
  unconsolidated subsidiaries............     --        (14.39)          --
Net operating losses utilized............     --           --         (1.61)
Nondeductible expenses and other.........    4.00         4.60         1.96
                                           ------      ---------    ---------
         Total...........................  (25.00%)      17.66%        0.69%
                                           ======      =========    =========

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


DATE OF GRANT         Shares           Price             Exercisable
-------------         ------           -----       --------------------------
April, 1995           27,650          $7.00       1/3 Annually beginning May,
                                                  1996 expiring April, 1998

May, 1996             22,500          $6.75       1/3 Annually beginning May,
                                                  1997 expiring May 2001

August, 1996         238,573          $6.61       1/3 Annually beginning August,
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

A summary of the Company's stock options as of December 31, 1996 and 1995, and changes during the year ended on those dates follows:

                                            1996                  1995
                                    --------------------   --------------------
                                             WGTD. AVG.            WGTD. AVG.
                                    SHARES   EXER. PRICE  SHARES   EXER. PRICE
                                    -------  -----------  ------  -------------
Outstanding at beginning of year     27,650     $7.00         --      $ --
Granted.........................    261,073      6.62       27,650     7.00
Exercised.......................       --         --          --        --
Cancelled/forfeited/expired.....       --         --          --        --
                                    -------     -----       ------    -----
Outstanding at end of year......    288,723     $6.66       27,650    $7.00
                                    =======     =====       ======    =====
Exercisable at end of year......     88,741     $6.65         --      $ --
                                    =======     =====       ======    =====
Weighted average fair value of
 options  granted during the
 year..........................       $3.11                  $2.56
                                      =====                  =====

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

The following table summarizes information about stock options outstanding at December 31, 1996:

                        OPTIONS OUTSTANDING                                                   OPTIONS EXERCISABLE
-----------------------------------------------------------------     ----------------------------------------------------------
      RANGE OF                    NUMBER            WGTD. AVG.            WGTD. AVG.            NUMBER              WGTD. AVG.
      EXERCISE                 OUTSTANDING          REMAINING             EXERCISE            EXERCISABLE            EXERCISE
       PRICES                  AT 12/31/96       CONTRACTUAL LIFE           PRICE             AT 12/31/96             PRICE
-----------------------     ---------------      ----------------    -------------------   -------------------     -------------
 $6.61 - $7.00                    288,723              4 years               $6.66                 88,741                $6.65

Had compensation cost for the Company's 1996 options been determined consistent with SFAS 123, the Company's net income, net income applicable to common stockholders' and net income per common share for 1996 would approximate the pro forma amounts below:

                                                  1996                                 1995
                                  -------------------------------------    ---------------------------------
                                      AS REPORTED           PRO FORMA          AS REPORTED       PRO FORMA
                                  ------------------    ---------------    -----------------  --------------
Net income......................        $18,321             $(59,326)           $941,783          $932,836
                                        =======             ========            ========          ========
Net income applicable to common
 stockholders...................        $18,321             $(59,326)           $941,783          $932,836
                                        =======             ========            ========          ========
Net income per common share.....        $  0.01             $   (.02)           $   0.37          $   0.36
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

STOCK PURCHASE AGREEMENTS

On March 21, 1994, the Company had a private placement stock offering of 45,000 units, consisting of one share of common stock and one common stock purchase warrant (unit) for $7.86 per share based on 85% of the average of the high and low bid price per share on the first day of the offering which was March 21, 1994. The warrant included in the unit entitles the holder thereof to purchase one share of common stock at a purchase price of $9.25 per share for a three-year period. The private placement resulted in a total of 29,721 shares being sold for $233,607. A portion of the sale was financed by the Company through notes receivable from certain employees of the Company with a term of two years at 8% interest per annum; actual cash received as of December 31, 1994, was $126,473. The total amount of $233,607 was recorded as common stock and additional paid-in capital and equity has been reduced for these sales for which cash has not been received as of December 31, 1994 and 1995. During 1996, the Company determined that certain receivables ($69,449) recorded under this plan were not collectible.

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

13. PENSION PLAN:

The Company adopted a pension plan qualified under Internal Revenue Code 401(k) for all employees who are 21 years of age and have at least one year of service. Under the plan, eligible employees may elect to defer a portion of their compensation, subject to internal revenue service limits. The Company may make matching contributions equal to a discretionary percentage of the employee's salary reductions. No matching contribution was made for the year ended December 31, 1995. A matching contribution of $59,000 for the year ended December 31, 1996 was made in 1997.

14. PROPOSED BUSINESS COMBINATION:

The Company signed a letter of intent on October 17, 1996 to merge with Complete Management, Inc. (CMI) following completion of the due diligence process and shareholder approval. If the merger were completed, AMEDISYS, INC. would become a wholly owned subsidiary of CMI, a provider of physician practice management services in the State of New York.


In connection with discussions with management of CMI regarding the proposed future strategic direction of the Company, management concluded in December, 1996, that the realization of certain previously recorded assets might not be assured and, accordingly, wrote off the portion of these investments (approximately $623,000) believed to be unrealizable through future operations. These investments were primarily comprised of advances made to develop FutureCare, Inc., a proposed managed care organization, of $391,000, certain non-operating equipment of $132,000 believed to be unrealizable through future operations, and $100,000 in notes receivable due from a related party. The $391,000 advance to FutureCare, Inc. was to be reimbursed upon completion of a securities offering of its stock. Due to the uncertainty of a successful offering, the Company chose to expense these amounts. The $132,000 was comprised of opthamology and processing kitchen equipment that the Company was attempting to sell. None of these assets were producing, or expected to produce, a benefit in current or future years. The $100,000 was written off because of a dispute between the Company and Internal Medicine Clinic of Tanglpahoa, Inc.
("IMC").

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

15. SEGMENT INFORMATION:

The Company operates principally in three business segments: Outpatient Surgery, Physician Services and Nursing Services. The following shows industry segment information for the fiscal years ended December 31, 1996 and 1995 (in thousands):

                                                                                        1996       1995
                                                                                      -------    -------
  Net Service Revenues:
   Outpatient Surgery..............................................................   $ 4,626    $ 3,601
   Physician Services..............................................................     2,839      2,322
   Nursing Services................................................................    38,595     31,666
                                                                                      -------    -------
    Total..........................................................................    46,060     37,589
                                                                                      -------    -------
  Operating Income:
   Outpatient Surgery..............................................................       753        853
   Physician Services..............................................................      (370)       (54)
   Nursing Services................................................................       761        581
                                                                                      -------    -------
    Total..........................................................................     1,144      1,380
                                                                                      -------    -------
  Other Expenses...................................................................    (1,178)      (250)
                                                                                      -------    -------
  Income before income taxes and minority
   interest........................................................................   $   (34)   $ 1,130
                                                                                      =======    =======

                                                                                     CAPITAL EXPENDITURES
                                                                                     --------------------
                                                                                       1996        1995
                                                                                     --------    --------
Outpatient Surgery.................................................................   $ 2,284    $   289
Physician Services.................................................................       119          5
Nursing Services...................................................................       562        152
                                                                                      -------    -------
 Total.............................................................................   $ 2,965    $   446
                                                                                      =======    =======

                                                                                       DEPRECIATION AND
                                                                                         AMORTIZATION
                                                                                     -------------------
                                                                                        1996      1995
                                                                                     --------    -------
Outpatient Surgery.................................................................   $   281    $   153
Physician Services.................................................................       207        126
Nursing Services...................................................................       457        368
                                                                                      -------    -------
 Total.............................................................................   $   945    $   647
                                                                                      =======    =======

                                                                                      IDENTIFIABLE ASSETS
                                                                                     --------------------
                                                                                        1996       1995
                                                                                     --------    --------
Outpatient Surgery.................................................................   $ 6,781    $ 3,412
Physician Services.................................................................     1,347      1,221
Nursing Services...................................................................     8,731      6,904
                                                                                      -------    -------
                                                                                      $16,859    $11,537
                                                                                      =======    =======

                                     F-20