Form 10-Q/A
period 1997-03-31
AMEDISYS INC
filed 1998-06-17
CIK 896262

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A
--------------------------------------------------------------------------------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................13

ITEM 5. OTHER INFORMATION..................................................13

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................13

Amedisys, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
as of March 31, 1997 and December 31, 1996
(Unaudited)

                                                    March 31,      December 31,
ASSETS                                                1997             1996

Current Assets:
  Cash .........................................   $   317,246     $   103,165
  Accounts Receivable, Net of Allowance
    for Doubtful Accounts of $690,379
    in March 1997 and $732,166 in Dec 1996 .....     8,943,255       8,270,982
  Prepaid Expenses .............................       388,382         264,125
  Other Current Assets .........................       537,544         515,993
                                                   -----------     -----------
      Total Current Assets .....................    10,186,427       9,154,265

Notes Receivable:
  Related Parties ..............................       215,425         190,208
  Other
Property, Plant and Equipment, Net .............     4,747,613       4,609,718
Other Assets, Net ..............................     2,965,873       2,904,596
                                                   -----------     -----------
      Total Assets .............................   $18,115,338     $16,858,787
                                                   ===========     ===========

LIABILITIES

Current Liabilities:
  Notes Payable ................................   $ 5,053,228     $ 4,378,688
  Current Portion of Long-Term Debt ............       779,266         779,266
  Accounts Payable .............................     1,097,104       1,416,259
  Accrued Expenses:
    Payroll and Payroll Taxes ..................       980,703       1,033,250
    Income Taxes ...............................       148,269               0
    Insurance ..................................       827,490         642,607
    Other ......................................       861,813         882,627
                                                   -----------     -----------
        Total Current Liabilities ..............     9,747,873       9,132,697

Notes Payable to Related Parties ...............       929,252         943,592
Long-Term Debt .................................     2,585,541       2,279,448
                                                   -----------     -----------
        Total Liabilities ......................    13,262,666      12,355,737
                                                   -----------     -----------
Minority Interest ..............................       176,562         188,269
                                                   -----------     -----------
STOCKHOLDERS' EQUITY
  Common Stock .................................         2,585           2,576
  Additional paid-in capital ...................     1,976,101       1,915,514
  Stock Subscriptions Receivable ...............           (73)           (266)
  Retained Earnings ............................     2,697,497       2,396,957
                                                   -----------     -----------
      Total Stockholders' Equity ...............     4,676,109       4,314,781
                                                   -----------     -----------
        Total Liabilities and Stockholders'
          Equity ...............................   $18,115,338     $16,858,787
                                                   ===========     ===========

See accompanying notes to financial statements.

Amedisys, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
for the three months ended March 31, 1997 and 1996
(Unaudited)

                                                                                March 97
Income:
  Service revenue ............................................        $13,384,717          100.0%
  Cost of service revenue ....................................          7,879,172           58.9%
                                                                      -----------
    Gross margin .............................................          5,505,545           41.1%
                                                                      -----------
General and administrative expenses:
  Salaries and benefits ......................................          2,734,469           20.4%
  Other ......................................................          2,156,361           16.1%
                                                                      -----------
    Total general and administrative expenses ................          4,890,830           36.5%
                                                                      -----------
    Operating income .........................................            614,716            4.6%
                                                                      -----------
Other income and expense:
  Interest income ............................................              2,361            0.0%
  Interest expense ...........................................           (184,275)          (1.4)%
  Miscellaneous ..............................................             17,862            0.1%
                                                                      -----------
    Total other income and expenses ..........................           (164,052)          (1.2)%
                                                                      -----------
Income before income taxes and minority interest .............            450,664            3.4%

Provision (Benefit) for estimated income taxes ...............            161,831            1.2%
                                                                      -----------
Income before minority interest ..............................            288,833            2.2%

Minority interest in consolidated subsidiary .................             11,707            0.1%
                                                                      -----------
  Net income .................................................        $   300,540            2.2%
                                                                      ===========
Earnings per common share ....................................            $  0.12
                                                                      ===========


Amedisys, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 1997 and 1996
(Unaudited)


                                                                                    March 97
Cash Flows from operating activities:
  Net Income ............................................................          $  300,540
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization .....................................             309,629
      Provision for bad debts ...........................................             183,565
      Minority interest in affiliated company ...........................             (11,707)
      (Gain) on disposal of property and equipment ......................                   0
      Loss on sale of marketable securities .............................               1,497

      Changes in assets and liabilities:
        (Increase) in accounts receivable ...............................            (855,838)
        (Increase) decrease in prepaid expenses .........................            (124,257)
        (Increase) in other current assets ..............................             (21,551)
        (Increase) in other assets ......................................            (112,355)
        Increase (decrease) in accounts payable .........................            (319,154)
        Increase (decrease) in accrued expenses .........................             320,478
                                                                                   ----------
             Net cash (used in) operating activities ....................            (329,153)
                                                                                   ----------
Cash flow from investing activities:
  Purchase of furniture, fixtures & equipment ...........................            (397,082)
  Proceeds from sale of furniture, fixtures & equipment .................                   0
  (Increase) in notes receivable from related parties ...................             (25,217)
                                                                                   ----------
            Net cash (used in) investing activities .....................            (422,299)
                                                                                   ----------
Cash flow from financing activities:
  Net increase in borrowings on line of credit ..........................             674,539
  Payments on notes payable .............................................            (134,107)
  Proceeds from note payables ...........................................             439,248
  (Decrease) in note payable to related parties .........................             (14,339)
  Decrease in stock subscriptions .......................................                 192
                                                                                   ----------
            Net cash provided by financing activities ...................             965,533
                                                                                   ----------
Net increase (decrease) in cash and cash equivalents ....................             213,081

Cash and cash equivalents at December 31, 1996 and 1995 .................             103,165
                                                                                   ----------
Cash and cash equivalents at March 31, 1997 and 1996 ....................          $  317,246
                                                                                   ==========
Supplemental disclosures of cash flow information:
    Cash payments for:
      Interest ..........................................................          $  180,793
                                                                                   ==========
      Income taxes ......................................................          $   15,240
                                                                                   ==========


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

3.      SUBSEQUENT EVENTS

        As of April 17, 1997, AMEDISYS completed a placement of common stock with Plymouth Partners, LP of Overhill Avenue, Rye, New York 10580. According to the terms of the placement, the Company issued 37,500 shares of Common Stock to Plymouth Partners, LP, pursuant to a shelf registration statement on Form S-1, SEC file number 333-08329 which was filed on July 18, 1996, amended October 25, 1996 and declared effective October 28, 1996, for gross proceeds of $262,500. The Company issued 112,500 shares of Common Stock to Plymouth Partners, LP, pursuant to a shelf registration statement on Form S-1, SEC file number 333-08329, for gross proceeds of $675,000. The net proceeds from both of these offerings was $831,117.

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

SUPPLEMENTAL STAFFING


The Company has 12 supplemental staffing offices and has successfully competed in the industry for 13 years. The Company built its reputation on providing highly qualified specialty nurses but has since expanded to providing practical and vocational nurses, therapists and certified nurse aides. A clerical staffing program is being introduced into three test markets this year which will include general office and clerical services, as well as, health care related services. The Company has also expanded client facilities and currently staffs hospitals, nursing homes, assisted living centers, physician offices and other home health care agencies. The Company distinguishes itself from its competitors in the following ways: (1) the ability to recruit and staff specialty nurses in all of its markets; (2) 24-hour access to staffing coordinators using computerized scheduling and information systems; (3) rigorous orientation and screening procedures; and (4) a proprietary software scheduling program which generates a faster scheduling response time than traditional methods.

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

On May 1,1996, the Company signed an agreement with the Louisiana Health Care Authority, the Louisiana state agency which controls the public hospital system in Louisiana, to manage physician services at a state hospital in Lake Charles, Louisiana. Under the agreement the Company coordinates the services of the inpatient staff with community physicians working in outpatient clinics. The arrangement is a unique public-private partnership which opens access to a full range of medical services in the community. The agreement began July 1, 1996 for a three year term. The maximum amount for the contract period totals approximately $11 million against which monthly invoices are applied.

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

At March 31,1997, the Company had working capital of $438,554 and stockholder's equity of $4,676,109. The Company's ratio of total liabilities to equity at March 31,1997 was 2.84 to 1.0. The Company's sources of external and internal financing are limited. The Company may need to obtain additional financing, either through public or private securities offerings or borrowing, in order to meet future capital requirements. AMEDISYS completed a placement with Plymouth Partners, LP to subsequently issue 150,000 shares of Common Stock for $937,500. To date, the Company has no other source of external financing.


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

                                          AMEDISYS, INC.

                                          By: /s/ MITCHEL G. MOREL
                                             -------------------------------
                                             Mitchel G. Morel
                                             Chief Financial Officer
                                             Principal Financial and
                                             Accounting Officer
June 17, 1998