Form 10-Q/A
period 1997-06-30
AMEDISYS INC
filed 1998-06-17
CIK 896262

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q/A
________________________________________________________________________________



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

(Unaudited)


ASSETS                                                        June 30, 1997    December 31, 1996
                                                              -------------    -----------------
Current Assets:
  Cash                                                          $ 1,461,664      $   103,165
  Accounts Receivable, Net of Allowance for Doubtful
    Accounts of $925,878 in June 1997 and $732,166 in Dec 1996    8,820,099        8,270,982
  Prepaid Expenses                                                  452,958          264,125
  Other Current Assets                                              519,177          515,993
                                                                -----------      -----------
      Total Current Assets                                       11,253,897        9,154,265
Notes Receivable:
  Related Parties                                                   195,464          190,208
Property, Plant and Equipment, Net                                4,827,365        4,609,718
Other Assets, Net                                                 3,204,522        2,904,596
                                                                -----------      -----------
      Total Assets                                              $19,481,247      $16,858,787
                                                                ===========      ===========
LIABILITIES

Current Liabilities:
  Notes Payable                                                  $5,051,008       $4,378,688
  Current Portion of Long-Term Debt                                 779,266          779,266
  Accounts Payable                                                  813,000        1,416,259
  Accrued Expenses:
    Payroll and Payroll Taxes                                     1,030,958        1,033,250
    Income Taxes                                                    359,604                0
    Insurance                                                       946,333          642,607
    Other                                                           869,222          882,627
                                                                -----------      -----------
        Total Current Liabilities                                 9,849,389        9,132,697

Notes Payable to Related Parties                                     46,241          943,592
Long-Term Debt                                                    3,516,743        2,279,448
                                                                -----------      -----------
        Total Liabilities                                        13,412,373       12,355,737
                                                                -----------      -----------
Minority Interest                                                   215,687          188,269
                                                                -----------      -----------
STOCKHOLDERS' EQUITY
  Common Stock                                                        2,735            2,576
  Additional paid-in capital                                      2,804,980        1,915,514
  Treasury Stock                                                    (25,000)               0
  Stock Subscriptions Receivable                                          0             (266)
  Retained Earnings                                               3,070,472        2,396,957
                                                                -----------      -----------
      Total Stockholders' Equity                                  5,853,187        4,314,781
                                                                -----------      -----------
        Total Liabilities and Stockholders' Equity              $19,481,247      $16,858,787
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

(Unaudited)


                                                                                    June 97         June 96
                                                                                   ---------       ---------
Cash Flows from operating activities:
  Net Income                                                                        $673,515        $446,356
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                                  582,224         369,947
      Provision for bad debts                                                        424,627         347,973
      Minority interest in affiliated company                                          9,245          25,066
      (Gain) on disposal of property and equipment                                   (12,756)         (3,711)
      Loss on sale of marketable securities                                            2,994               0

      Changes in assets and liabilities:
        (Increase) in accounts receivable                                           (973,744)     (2,986,802)
        (Increase) in prepaid expenses                                              (188,831)        (54,132)
        (Increase) in other current assets                                            (3,183)       (208,883)
        (Increase) in other assets                                                  (390,760)       (138,787)
        Increase (decrease) in accounts payable                                     (603,259)        347,327
        Increase in accrued expenses                                                 723,418         140,434
                                                                                  ----------     -----------
             Net cash provided by (used in) operating activities                     243,490      (1,715,211)
                                                                                  ----------     -----------

Cash flow from investing activities:
  Purchase of furniture, fixtures & equipment                                       (753,447)       (946,036)
  Proceeds from sale of furniture, fixtures & equipment                               56,147         156,388
  (Increase) in notes receivable from related parties                                 (5,256)         (2,384)
                                                                                  ----------     -----------
            Net cash (used in) investing activities                                 (702,556)       (792,032)
                                                                                  ----------     -----------
Cash flow from financing activities:
  Purchase of Treasury Stock                                                         (25,000)              0
  Net increase (decrease) in borrowings on line of credit                            672,319       1,634,501
  Payments on notes payable                                                         (376,996)       (421,821)
  Proceeds from note payables                                                      1,703,933         874,143
  (Decrease) in note payable to related parties                                     (987,924)        (65,081)
  Proceeds from common stock                                                         830,967           7,199
  Decrease in stock subscriptions                                                        266          10,213
                                                                                  ----------     -----------
            Net cash provided by financing activities                              1,817,565       2,039,154
                                                                                  ----------     -----------
Net increase in cash and cash equivalents                                          1,358,499        (468,089)
Cash and cash equivalents at December 31, 1996 and 1995                              103,165         870,004
                                                                                  ----------     -----------
Cash and cash equivalents at June 30, 1997 and 1996                               $1,461,664        $401,915
                                                                                  ==========     ===========
Supplemental disclosures of cash flow information:
    Cash payments for:
      Interest                                                                      $360,455         $92,044
                                                                                  ==========     ===========
      Income taxes                                                                   $21,820        $122,000
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

4.   SUBSEQUENT EVENTS

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

At June 30, 1997, the Company had working capital of $1,404,508 and stockholder's equity of $5,853,187. The Company's ratio of total liabilities to equity at June 30,1997 was 2.3 to 1.0. The Company's sources of external and internal financing are limited. The Company may need to obtain additional financing, either through public or private securities offerings or borrowing, in order to meet future capital requirements. In April 1997, AMEDISYS issued a total of 150,000 shares of Common Stock for net proceeds of $830,967 pursuant to a shelf registration statement on Form S-1, file number 333-08329 filed July 18, 1996, amended October 28, 1996 and declared effective October 28, 1996. To date, the Company has no other source of external financing.


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



June 17, 1998