Form 10-Q/A
period 1997-09-30
AMEDISYS INC
filed 1998-06-17
CIK 896262

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

Gross margins increased by 4% and 0%, as a percentage of revenue, for the three and nine months ended September 30, 1997 over the same periods in 1996, respectively. This increase during the 3 month period was due to increased revenue and restructuring of medical management contracts with medical facilities in the Management Services division from a direct cost plus arrangement to a straight management fee. Gross margins decreased in the Outpatient Surgery division in both periods due to reduced net revenue per case, as well as, reduced case load. Additionally, revenues in Staffing and Patient Care Services increased in both periods.

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

The Company's operating activities provided $1,095,233 during the first nine months of 1997, whereas such activities provided $679,192 in cash during the first nine months of 1996. This change is due to a decrease in the rate of growth of accounts receivables from improved collections of amounts due. Cash from operating activities improved even with substantial reduction of accounts payable and increase in prepaid expenses. Net cash used in investing activities remained relatively constant with $1,283,611 and $1,292,392 used for the nine months ending September 30, 1997 and 1996 respectively. Purchases of furniture, fixtures and equipment decreased $494,674; however, $465,000 was used to purchase a home medical equipment entity, Care Medical and Mobility. Net cash provided by financing activities decreased to $1,740,856 from $2,126,649 for the nine months ending September 30, 1997 and 1996, respectively. The change is due to a decrease in the Company's borrowing on its lines of credit offset by $830,967 in proceeds from a private stock placement.

At September 30, 1997, the Company had working capital of $2,214,864 and stockholder's equity of $6,677,677. The Company's ratio of total liabilities to equity at September 30, 1997 was 2.12 to 1.0. The Company's sources of external and internal financing are limited. The Company may need to obtain additional financing in order to meet future capital requirements. In April 1997, AMEDISYS issued a total of 150,000 shares of common stock for net proceeds of $830,967 pursuant to a shelf registration on Form S-1, (file number 333-08329) filed
July 18, 1996, amended October 24, 1996 and declared effective October 28, 1996, pursuant to a shelf registration on Form S-1, SEC file number 333-08329 and in August, 1997 issued 115,518 shares of common stock in connection with the acquisition of Care Medical and Mobility. To date, the Company has used no other source of external financing.

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



DATE: June 17, 1998