Form 10-K405/A
period 1997-12-31
AMEDISYS INC
filed 1998-06-17
CIK 896262

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                               FORM 10-K/A

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

  Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [_]

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-K in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Issuer's revenues for the year ended December 31, 1997 were $ 54,496,096.

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
 PART I...................................................................    3
    ITEM 1.  BUSINESS....................................................     3
    ITEM 2.  PROPERTIES..................................................    14
    ITEM 3.  LEGAL PROCEEDINGS...........................................    15
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    15
 PART II..................................................................   16
    ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS.....................................................    16
    ITEM 6.  SELECTED FINANCIAL DATA.....................................    17
    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS...................................    18
    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA..................    22
    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE....................................    22
 PART III.................................................................   23
    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    23
    ITEM 11. EXECUTIVE COMPENSATION......................................    26
    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT..................................................    26
    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    27
 PART IV..................................................................   29
    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
             8-K.........................................................    29
 SIGNATURES...............................................................   30
 FINANCIAL STATEMENTS.....................................................  F-1

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Amedisys, Inc. a Delaware corporation (the "Company"), is a leading multi-regional provider of fully integrated alternate-site health care services. The Company's alternate-site provider services division offers the following services: infusion therapy, ambulatory surgery centers and home health nursing services. Its management services division includes: staffing and professional services, and provider management services. The Company operates 46 offices within a network of wholly owned subsidiaries in the southern United States.

  Amedisys was incorporated in Louisiana in 1982. The Company consolidated the holdings of its subsidiaries through stock transfers pursuant to Section 351 of the Internal Revenue Code causing these subsidiaries to be 100% owned by Amedisys, Inc. in 1992 and became public in 1993 through a merger with M & N Capital, a New York corporation. In 1994, the Company moved its state of incorporation from New York to Delaware. Amedisys currently trades on the Nasdaq National Market under the symbol "AMED."

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

RECENT DEVELOPMENTS

 Recent Acquisitions

  In August 1997, the Company acquired substantially all of the assets of Allgood Medical Services, Inc. d/b/a Care Medical and Mobility Equipment Company, a home medical equipment company, for $1,165,000. The purchase price consisted of $465,000 in cash, a $100,000 note, and 115,518 shares of Company common stock having a value of $600,000. This transaction has been accounted for as a purchase and the excess of the total acquisition cost over the fair value of net assets acquired (goodwill) of $852,000 was being amortized over 20 years using the straight-line method. Subsequent to this purchase, certain reimbursement reductions were announced to implement the Balance Budget Act of 1997. Based on management's estimate of the expected impact of these changes in reimbursement on future cash flows, this goodwill was fully written off as other general and administrative expenses at December 31, 1997 as required under SFAS No. 121.

  In January 1998, the Company acquired all of the issued and outstanding stock of Alliance Home Health, Inc. ("Alliance"), a home health care business with locations throughout Oklahoma, in exchange for 194,286 shares of common stock valued at $7.00 per share in an arms length transaction between the Company and the stockholder of Alliance. Of the 194,286 shares of Company common stock issued to the former owners of Alliance, 122,857 shares were placed in escrow as consideration for certain contingent liabilities which may be asserted against the former stockholder of Alliance to the extent such claims exceed $500,000 (singularly and/or in aggregate). The contingent liabilities include any material misstatement or omission in any representation or breach of any warranty, covenant or agreement of Alliance or its stockholder, any medicare liabilities, any liability from lawsuits or arbitration, any payment to be made by Alliance pursuant to a previous acquisition, or any liability resulting from the focus medical review and any other services rendered by Alliance through December 31, 1997. The escrow period expires December 31, 2003. The Company performed management services for Alliance during 1997 and received revenues totaling approximately $1.2 million of which $695,000 is included in accounts receivable at December 31, 1997. In addition, the Company has advanced $1,465,000 to Alliance for cash flow purposes which is included in other assets at December 31, 1997. The majority stockholder of Alliance entered into a three year employment agreement and two year non-compete and non-solicitation agreement with the Company. The assets (unaudited) of Alliance at fiscal year end 1997, September 30, 1997, were $1,993,790. Unaudited net revenue for the 1997 fiscal year was $9,577,558 with pre-tax loss of $523,295. The acquisition of Alliance has been deemed "significant," accordingly, an audit is currently being conducted, and separate historical and pro forma financial statements will be filed on Form 8-K.

  In February 1998, the Company acquired all of the issued and outstanding capital stock of PRN, Inc. ("PRN"), a home infusion pharmacy business located in San Antonio, Texas, in exchange for $430,000 and assumption of $71,000 debt. The Company has agreed to pay additional consideration of up to $150,000 upon PRN reaching certain revenue goals ("Additional Consideration"). This additional consideration is to be paid quarterly, bearing interest at 9% in proportion to target net revenue of $625,000 annually. The assets of PRN at fiscal year end, June 30, 1997, were $219,526. Net revenues for the same period were$560,695 with pre-tax income of $15,783. The Company has retained the right to offset certain indemnifiable liabilities against the additional consideration. The two majority stockholders of PRN entered into two year non-competition and non-solicitation agreements with the Company. The acquisition of PRN was not deemed to be "significant," accordingly the financial statements of PRN will be consolidated with the Company's financial statements and separate financial statements in a Current Report on Form 8-K will not be filed with the SEC.

  In February 1998, the Company acquired all of the issued and outstanding capital stock of Infusion Care Solutions, Inc. ("ICS") a home health care and infusion business, based in Baton Rouge, Louisiana, in exchange for aggregate consideration of $500,000, of which $375,000 was payable in cash at closing and $125,000 was payable pursuant to a two year promissory note. ICS had assets of $251,996 at fiscal year end, December 31, 1997. Net revenues were $352,788 and pre-tax income was $13,848 for the same period. The Company has retained the right to offset certain indemnifiable liabilities against the sums payable pursuant to the promissory note. The majority stockholder of ICS entered into a two year non-competition and non-solicitation agreement with the Company. The acquisition of ICS was not deemed to be "significant," accordingly the financial statements of ICS will be consolidated with the Company's financial statements and separate financial statements in a Current Report on Form 8-K will not be filed with the SEC.

  In February 1998, the Company acquired substantially all of the assets of Precision Health Systems, L.L.C. ("PHS") a home health care and infusion business, based in Baton Rouge, Louisiana, in exchange for aggregate consideration of $1,000,000, of which $750,000 was payable in cash at closing and $250,000 is payable pursuant to a two year promissory note. The Company has retained the right to offset certain indemnifiable liabilities against the sums payable pursuant to the promissory note. The majority stockholder of PHS entered into a two year non-competition and non-solicitation agreement and a two year consulting agreement with the Company. The consulting agreement is in the amount of $50,000 per year, payable in monthly increments. The majority stockholder is to assist the Company in developing referral sources and retain current referral sources. At fiscal year end, December 31, 1997, assets were $383,340, net revenues were $1,120,839, and pretax income was $121,249. The acquisition of PHS was not deemed to be "significant," accordingly the financial statements of PHS will be consolidated with the Company's financial statements and separate financial statements in a Current Report on Form 8-K will not be filed with the SEC.

  Each of the above transactions was accounted for as a purchase.

 Recent Financing

  In March 1998, the Company completed a private placement of 750,000 shares of Series A Preferred Stock to accredited investors at a purchase price of $10.00 per share ("Private Placement") in reliance upon an exemption from registration under the Securities Act of 1933 (the "Act"). In December 1997, the Board of Directors established a series of shares setting forth the preferences, rights, and limitations and authorizing the issuance of up to 1,000,000 shares of Series A Preferred Stock. The face value of the Series A Preferred Stock is $10 per share (the "Face Value"). The Series A Preferred Stock is convertible, at any time at the holder's option, initially into a number of shares of Common Stock equal to the Face Value divided by $4.625 (the "Conversion Rate"). In the event that the shares of Series A Preferred Stock are not registered pursuant to an effective registration statement by May 27, 1998, the Conversion Rate shall decrease by .5% on the first day of each month that any of the Shares continue not to be publicly tradeable pursuant to an effective registration statement under the Act. The Series A Preferred Stock will automatically convert to shares of Common Stock if the average sales price for the Common Stock exceeds $7.09 for fifteen consecutive trading days. The Series A Preferred Stock is not redeemable by the Company. The holders of the Series A Preferred Stock will be entitled to receive dividends, if and when they are declared by the Board of Directors. The liquidation preference of the Series A Preferred Stock is the Face Value, subject to adjustment. The Series A Preferred Stock is senior to all outstanding classes and series of the Company's capital stock. Each holder of shares of Series A Preferred Stock is entitled to one vote for each share of Common Stock underlying the Series A Preferred Stock.

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

  The Company operates 15 home care nursing offices consisting of 10 Medicare provider offices, 4 branch offices, and one office with state licensure. Serving this market for the past 10 years, the Company has built an excellent reputation, based on quality care and specialty nursing services. Because its services are comprehensive, cost-effective and can be accessed 24 hours a day, seven days a week, the Company's home care nursing services are attractive to payors and physicians. Each of its offices are accredited by the Joint Commission on Accreditation of Health Care Organizations ("JCAHO").

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

  The Company's services include: financial reporting systems, general agency management, quality improvement programs, receivables financing, and business development. In addition, a complete management information system is available on a leased basis. This system is proprietary to Amedisys and gives the agency a single entry system which integrates payroll and general ledger with the general accounting system, reports clinical data and meets Medicare guidelines for reporting, billing and collections. This division also offers consulting services and educational seminars which provide continuing educational units for medical personnel. There are approximately 5,841 home health agencies in the Company's service area. The Company currently provides home health care management services to 62 home health care agencies in 84 locations.

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

MEDICARE REIMBURSEMENT REDUCTIONS AND RELATED RESTRUCTURING

  The Company derives 42% of its revenues from the Medicare system. In 1997, Congress approved the Balanced Budget Act of 1997 (the "Budget Act"). The Budget Act established an interim payment system (the "IPS") that provided for the lowering of reimbursement limits for home health visits. For cost reporting periods beginning on or after October 1, 1997, Medicare-reimbursed home health agencies will have their cost limits determined as the lesser of
(i) their actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies, or (iii) an agency-specific per-patient cost limit, based on 98% of 1994 costs adjusted for inflation. The new IPS cost limits will apply to the Company for the cost reporting period beginning January 1, 1998. During the three months ended December 31, 1997, various regulations and interpretations of the Budget Act were published which enabled the Company to calculate the potential impact on reimbursement of the new IPS cost limits. Additionally, March 31, 1998, the government released its final determination and definitions of the new IPS cost limits. Management's analysis, without giving effect for any cost reductions, estimated the aggregate reduction in reimbursement in 1998 to exceed $8.0 million for certain of the Company's Medicare-certified nursing agencies. Management is reviewing potential cost reductions to decrease the estimated impact of the IPS.

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

  Based upon management's determination of the expected impact of these changes in reimbursement on future cash flows, goodwill was written down by $1,028,000 during the three months ended December 31, 1997, as required under Statement of Financial Accounting Standard No. 121 ("SFAS 121"), "Accounting for the Impairment of long-lived Assets and for long-lived Assets to Be Disposed of". This write-down was comprised of $835,000 related to the Company's home medical equipment company and $193,000 related to certain Medicare-certified nursing agencies. This write-down is reflected in the accompanying consolidated statements of operations.

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

GOVERNMENT REGULATION

  The Company's home health care business is highly regulated by federal, state and local authorities. Regulations and policies frequently change and the Company monitors changes through trade and governmental publications and associations. Managers participate on various licensing and association boards. As a provider of services under the Medicare and Medicaid programs, the Company is subject to the various "anti-fraud and abuse" laws, including the federal health care programs anti-kickback statute. This law prohibits any offer, payment, solicitation or receipt of any form of remuneration to induce the referral of business reimbursable under a federal health care program or in return for the purchase, lease, order, arranging for, or recommendation of items or services covered by any such program. Federal health care programs or any health care plans or programs that are funded by the United States (other than certain federal employee health insurance benefits) and certain state health care programs that receive federal funds under various programs, such as Medicaid. A related law forbids the offer or transfer of any item or service for less than fair market value, or certain waivers of copayment obligations, to a beneficiary of Medicare or a state health care program that is likely to influence the beneficiary's selection of health care providers. Violations of the anti-fraud and abuse laws can result in the imposition of substantial civil and criminal penalties and, potentially, exclusion from furnishing services under any federal health care programs. In addition, the states in which the Company operates generally have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers where they are designed to obtain the referral of patients to a particular provider.

  Congress adopted legislation in 1989, known as the "Stark" Law, that generally prohibits a physician ordering clinical laboratory services for a Medicare beneficiary where the entity providing that service has a financial relationship (including direct or indirect ownership or compensation relationships) with the physician (or a member of his immediate family), and prohibits such entity from billing for or receiving reimbursement for such services, unless a specified exemption is available. Additional legislation became effective as of January 1, 1993 known as "Stark II," that extends the Stark Law prohibitions to services under state Medicaid programs, and beyond clinical laboratory services to all "designated health services," including home health services, durable medical equipment and supplies, and parenteral and enteral nutrients, equipment, and supplies. Violations of the Stark Law may also trigger civil monetary penalties and program exclusion. Pursuant to Stark II, physicians who are compensated by the Company are prohibited from making referrals to the Company, and the Company will be prohibited from seeking reimbursement for services rendered to such patients unless an exception applies. Several of the states in which the Company conducts business have also enacted statutes similar in scope and purpose to the federal fraud and abuse laws and the Stark Laws.

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

  During 1997, the home health care industry experienced several significant regulatory and reimbursement changes. In February 1997, the Health Care Finance Administration ("HCFA") announced that it intended to implement mileage limitations restricting the distance between a nursing agency's principal office and its branches. During 1998, as a result of a moratorium on new Medicare provider numbers announced by President Clinton, HCFA imposed a delay in permitting branch office transfers.

  Congress has also recently adopted a per-beneficiary limit on reimbursement for nursing services based upon historical cost, and on March 31, 1998, published regulations which set forth the national and regional medians on which such limits will be based, but has not published regulations determining the provider specific per-beneficiary limits. The Company believes that the per-beneficiary limits will have an adverse effect on the Company's Medicare nursing operations.

  Other regulatory changes have reduced the level of reimbursement available to the Company. On January 2, 1998, HCFA published final Medicare nursing per-visit cost limitation guidelines which reduce per-visit cost limitations for the Company by approximately 18%-20% for 1998. Also, regulations effective February 1, 1998, eliminate venipuncture as a covered service Medicare nursing visits, which will materially reduce the Company's Medicare nursing revenues.

  Recent other amendments affecting Medicare also require: (i) the imposition of more stringent limits on reimbursable home health care costs; (ii) the establishment of a prospective payment system for home health care services to be implemented in late 1999; (iii) the separation of home health care services into two distinct benefits under Medicare Part A and Medicare Part B; (iv) requiring billing by location of service rather than by location of the home health care agency's headquarters; and (v) the establishment of guidelines for the frequency and duration of reimbursable home health visits. Such provisions may adversely affect reimbursement for Medicare home health services over the next several years.

  Recent Department of Health and Human Services ("DHHS") rule making proposals affecting the home health care industry include: (i) a rule which would revise Medicare's Conditions of Participation that home health agencies must meet in order to participate in the Medicare program, and require that all home health care agencies conduct background investigation of their employees; (ii) a rule that would require home health care agencies to use standard measurements of the quality and outcomes of patient care; and (iii) regulations that require home health agencies to obtain surety bonds in order to continue to participate in the Medicare nursing program. DHHS is expected to publish final rules in these areas. The Company believes that is has the capacity to comply with changes in such rules.

  The Company's home health care subsidiaries are certified by HCFA and are therefore eligible to receive reimbursement for services through the Medicare system. Home health care offices have licenses granted by the health authorities of respective states. Texas and Louisiana do not currently require a Certificate of Need which some states require to establish a home health care agency. Texas requires licensure and currently new licenses are being issued. In both states, each location must be licensed and service areas are determined by the state legislatures. Currently JCAHO accreditation of home health care agencies is voluntary. However, Managed Care Organizations ("MCO's"), use JCAHO accreditation as a minimum standard for regional and state contracts.

  The Company's regional offices work with client hospitals to follow their protocol for supplemental staffing to meet the standards for JCAHO, which includes verification of licensure and/or certification.

  Ambulatory surgery centers require a Certificate of Need in some states and are regulated by state and federal guidelines, as well as Medicare standards. While accreditation is not mandatory, the majority of managed care companies will only contract with accredited centers. All of the Company's ambulatory surgery centers have been accredited by the Accreditation Association for Ambulatory Health Care ("AAAHC").

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

  Based upon management's determination of the expected impact of these changes in reimbursement on future cash flows, goodwill was written down by $835,000 during the three months ended December 31, 1997, as required under Statement of Financial Accounting Standard No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of." This write-down is reflected in the accompanying consolidated statements of operations.

  During the fourth quarter of 1997, the Company also changed its accounting policy relating to start-up costs. Prior to this change, costs incurred to establish regional offices prior to beginning services were capitalized as Other Assets and amortized over a five-year period based on accepted industry practice and applicable Medicare regulations. Provisions of a proposed Statement of Position ("SOP") expected to be issued by the American Institute of Certified Public Accountants ("AICPA") in the second quarter of 1998 will require the write-off of any start-up costs remaining on the balance sheet and expensing of all start-up costs incurred in the future. The Company chose to expense such costs in 1997 to more properly reflect these costs as ongoing costs of expanding the Company's services.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain items included in the Company's consolidated statements of operations as a percentage of net revenues:

                                                         YEARS ENDED DECEMBER
                                                                 31,
                                                         ----------------------
                                                          1997    1996    1995
                                                         ------  ------  ------
Net services revenues..................................  100.00% 100.00% 100.00%
Costs of service revenues..............................   56.23   57.33   59.66
                                                         ------  ------  ------
Gross margin...........................................   43.77   42.67   40.34
General and administrative expenses:
  Salaries and benefits................................   23.21   22.42   17.91
  Other................................................   21.64   17.77   18.76
                                                         ------  ------  ------
  Total general and administrative expenses............   44.85   40.19   36.67
Operating Income (Loss)................................   (1.08)   2.48    3.67
Other Income and expense...............................   (1.38)  (2.43)  (0.63)
                                                         ------  ------  ------
Net income (loss) before taxes and cumulative effect of
 change in accounting principle........................   (2.46)   0.05    3.04
Income tax expense (benefit)...........................   (0.70)   0.01    0.53
                                                         ------  ------  ------
Net income (loss) before cumulative effect of change in
 accounting principle..................................   (1.76)   0.04    2.51
Cumulative effect of change in accounting principle....   (0.43)     --      --
                                                         ------  ------  ------

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

 General and Administrative Expenses

  General and administrative expenses increased to $24,443,000 or 45% of revenue in 1997 compared to $18,511,000 or 40% of revenue in 1996. This increase is attributed to writeoff of previously recorded goodwill, increased expenses resulting from the, growth in the Outpatient Surgery Division as well as increased overhead expenses resulting from the development of the infusion therapy division. Start-up costs related to the development of this new division of $299,000 were expensed as incurred. The Company also developed an Employee Stock Ownership Plan (ESOP) for the home health care division with accrued contributions of $721,000 for 1997.

 Other Income/Expense

  Other income/expense decreased from ($1,178,000) in 1996 to ($962,000) in 1997. This decrease is primarily attributed to a one-time charge to earnings in 1996 of $623,000 related to merger discussions with Complete Management, Inc. ("CMI"), offset by additional interest expense incurred in 1997.

 Net Income (Loss)

  Net income for 1997 was $1,194,000 or $0.43 per share as compared to net income of $18,000 or $.01 per share for 1996.

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

  At December 31, 1997, the Company had revolving bank lines of credit of $5,500,000 and $750,000 bearing interest at bank prime plus 1.5% and bank prime plus 1%, respectively. Subsequent to year end, the $5,500,000 line of credit was increased to $7,500,000 for 120 days. At December 31, 1997, approximately $440,000 was unused under these lines of credit. These lines of credit are collateralized by 80% of eligible receivables in the staffing and outpatient surgery divisions and 75% in the home health care nursing division. Eligible receivables are defined principally as trade accounts that are aged less than 90 days for the staffing and outpatient surgery divisions and 120 days for the home health care nursing division. The line of credit is subject to certain covenants, including a monthly borrowing base, a debt service coverage ratio, and a leverage ratio. The Company was not in compliance with the debt service coverage ratio requirement at December 31, 1997, which default was waived by the bank through June 30, 1998. The Company was not in compliance with the leverage ratio covenant at December 31, 1996, which default was waived by the bank. The loan agreement was subsequently amended to increase the leverage ratio requirement from 2.5 to 1 to 3.0 to 1, which the Company complied with as of December 31, 1996.

  Net cash used by operating activities decreased from ($1,937,000) in the year ended December 31,1996 to ($141,000) in the year ended December 31,1997. The change was due to certain cash amounts related to the statutory requirements of FutureCare being restricted at December 31, 1996 and unrestricted at December 31, 1997 when petition for dissolution had been filed. Net cash used in investing activities decreased from ($2,713,000) in the year ended December 31, 1996 to ($1,241,000) in the year ended December 31, 1997. This decrease is attributed to a decrease in the fixed asset acquisitions in the current period.

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

RECENT ACCOUNTING PRONOUNCEMENTS

  In 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." The guidance in Issue 97-2 applies to contractual management relationships between physician practices in which the management entity does not own a majority of the outstanding voting equity instruments of the physician practice. The guidance in the issue is effective for the year ended December 31, 1998 for arrangements existing at November 20, 1997 and immediately for transactions occurring after November 20, 1997, and is not expected to have any material impact on the Company's financial statements.

ITEM 8. FINANCIAL STATEMENTS

  See Index to Financial Statements on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                  NAME                  AGE              POSITION
                  ----                  ---              --------
 William F. Borne......................  40 Chief Executive Officer and Direc-
                                             tor
 James P. Cefaratti....................  55 President and Chief Operating Of-
                                             ficer
 Mitchel G. Morel......................  37 Chief Financial Officer
 Lynne S. Bernhard.....................  41 President, AMEDISYS Resource Man-
                                             agement
 Charles M. McCall.....................  45 President, Nursing Services
 Steven L. Taglianetti.................  48 President, Alternate-Site Infusion
                                             Therapy Services
 William M. Hession....................  46 Director
 Dr. Karl A. LeBlanc...................  44 Director
 Dr. Alan J. Ostrowe...................  51 Director
 Jake Netterville......................  63 Director
 Peter F. Ricchiuti....................  40 Director
 S.F. Hartley, D.P.M...................  54 Director
 Ronald L. Laborde.....................  42 Director

  William F. Borne (age 40). Mr. Borne founded the Company in 1982 and has served as chief executive officer and a director since that time. In 1988, Mr. Borne also founded and served as president and chief executive officer of Amedisys Specialized Medical Services, Inc. until June 1993. Mr. Borne also founded and served as chief executive officer of Amedisys Staffing Services, Inc. and Amedisys Nursing Services, Inc.

  James P. Cefaratti has served as president and chief operating officer of the Company since August, 1997. Mr. Cefaratti was president and chief executive officer of Global Vision, Inc. from April 1995 to July 1997. From August 1993 until April 1995, Mr. Cefaratti was a private investor involved in the purchase and sale of small health care companies. In 1989, Mr. Cefaratti joined Home Intensive Care, Inc. as president and chief executive officer, until it was sold to W.R. Grace & Co. in June 1993.

  Mitchel G. Morel was named chief financial officer of the Company in June 1994 and also served as vice president of finance from February 1991. Mr. Morel is responsible for directing financial activities and financial reporting systems of the organization. From October 1989 to January 1991, Mr. Morel served as comptroller of AMEDISYS Staffing Services, Inc., a subsidiary of the Company. From March 1988 to October 1989, Mr. Morel was senior accountant at the certified public accounting firm of Ellis-Apple and Company. Mr. Morel was senior accountant with the certified public accounting firm of Barrett and Company from December 1984 to March 1988 and supervisor of cost accounting at AMI, Inc. in Baton Rouge, Louisiana from October 1983 to November 1984. Mr. Morel has a Bachelor of Science degree in business administration with a major in accounting from Louisiana State University and is licensed as a Certified Public Accountant in the state of Louisiana. Mr. Morel is a member of various national and state accounting associations.

  Lynne S. Bernhard has served as president of AMEDISYS Resource Management since April 1996. In that position, Ms. Bernhard is responsible for the operations of the management services organization which specializes in home health care management and consulting. Ms. Bernhard served as president of Nursing Services from January 1995 to March 1996; and from March 1993 to February 1996, as president of AMEDISYS Specialized Medical Services, Inc., the Company's home health care subsidiary. Ms. Bernhard served as executive director of clinical operations and the administrator of home health services from October 1988 to March 1993. Prior to her affiliation with the Company, Ms. Bernhard was director of home health care services for Medical Personnel Pool in Baton Rouge from 1985 to 1988. Ms. Bernhard has an Associate's degree in nursing from Southern Arkansas University and she attended the College of St. Frances in Tollier, Illinois. Ms. Bernhard is a member of various professional associations including the American Nurses Association.

  Charles M. McCall has served as president of Staffing and Patient Care Services since February 1997. In that position, Mr. McCall is responsible for all operations of the Company's temporary staffing and home health care businesses. From November 1995 to January 1997, Mr. McCall served as vice president of operations of that division and as vice president of operations of AMEDISYS Staffing Services, Inc. and AMEDISYS Nursing Services, Inc. from 1994 to 1995. From 1991 to 1994, Mr. McCall was regional vice president of ATC Nursing Services, Inc. and from 1990 to 1991, president of AMERINURSE, a wholly owned subsidiary of AMEDISYS, Inc. which has since been incorporated into AMEDISYS Nursing Services, Inc.

  Stephen L. Taglianetti was named president of Alternate-Site Infusion Therapy Services in 1997. From July 1993 until August 1997, Mr. Taglianetti served as president and chief operating officer of Alga Plastics, Inc. From January 1991 until June 1993, Mr. Taglianetti was employed as senior vice president of Home Intensive Care, Inc.

  William M. Hession, Jr. has been a director of the Company since July 1983. Mr. Hession has served as the president of Key Nursing Corporation in Thibodaux, Louisiana since 1982 and as president of Key Medical Supply, Inc. since 1992. Mr. Hession received a nursing degree from Nicholls State University. Mr. Hession served on the Audit Committee from 1995 through 1997.

  Karl A. LeBlanc, M.D. has served as a director of the Company since June 1993. Dr. LeBlanc has been a practicing physician of general surgery in Baton Rouge, Louisiana since 1983. Dr. LeBlanc is on the medical staffs of Our Lady of the Lake Regional Medical Center, Baton Rouge General Medical Center, and the Woman's Hospital of Baton Rouge. Dr. LeBlanc received his medical degree from Louisiana State University Medical Center in 1978, and a Bachelor of Science degree from the University of Southwestern Louisiana. Dr. LeBlanc received an Masters in Business Administration from Louisiana State University in 1992. Dr. LeBlanc served on the Audit Committee and Compensation Committee from 1995 through 1997.

  Alan J. Ostrowe, M.D. has served as a director of the Company since July 1994. Dr. Ostrowe previously served as president of General Anesthesia Services, Inc., an affiliated company. Dr. Ostrowe is a practicing Baton Rouge physician specializing in anesthesiology since 1971 and pain management since 1991. Dr. Ostrowe received his medical degree from New York Medical College in 1966. Dr. Ostrowe is a Fellow of the American College of Anesthesiologists, a Diplomat of the American Board of Anesthesiology and a Diplomat of the American Academy of Pain Management. Dr. Ostrowe is on the medical staffs of Our Lady of the Lake Regional Medical Center, Baton Rouge General Medical Center, Medical Center of Baton Rouge, and the Woman's Hospital of Baton Rouge. Dr. Ostrowe is on the board of directors of GulfWest Oil Company and is the medical director of one of the Company's subsidiaries. Dr. Ostrowe served on the Audit Committee and Compensation Committee from 1995 through 1997.

  Jake L. Netterville has been a director of the Company since 1997. Mr. Netterville is the managing director of Postlethwaite & Netterville, A Professional Accounting Corporation, one of the largest privately held accounting firms in Louisiana. Mr. Netterville has held that position since 1977. Mr. Netterville is a certified public accountant and has served on the board of the American Institute of CPAs ("AICPA"), the highest national office in the accounting profession. Mr. Netterville has served as chairman of the AICPA's National Management of Accounting Practice Committee and is a permanent member of the AICPA's Governing Council. Mr. Netterville serves as a member of the board of directors of the Wall Street Deli, a Nasdaq listed company, and Catalyst Vidalia Corporation. Mr. Netterville holds a Bachelor of Science in accounting from Louisiana State University.

  David R. Pitts has been a director of the Company since 1997. Mr. Pitts is the president and chief executive officer of Pitts Management Associates, Inc. ("P.A., Inc."), a national hospital and healthcare consulting firm. Mr. Pitts has over thirty-five years' experience in hospital operations, healthcare planning and multi-institutional organization, and has served in executive capacities in a number of hospitals, multi-hospital systems, and medical schools. Since 1984, Mr. Pitts has served as president and chief executive officer of HSLI, Inc., a company managing self-insured trusts and providing insurance consulting services to corporations. Mr. Pitts serves as a director of Union Planters Bank of Louisiana. Mr. Pitts holds a Bachelor of Science degree in management and economics at Ohio State University and Masters degrees in both hospital administration and public administration at the University of Minnesota.

  Peter F. Ricchiuti has been a director of the Company since 1997. Mr. Ricchiuti has been assistant dean and director of research at Tulane University's A.B. Freeman School of Business since 1993, and an adjunct professor of finance at Tulane since 1986. From 1993 to 1996, Mr. Ricchiuti was the assistant dean and director of career development and placement at the A.B. Freeman School of Business at Tulane. From 1988 to 1993 Mr. Ricchiuti was assistant state treasurer and chief investment officer for the Department of the Treasury, State of Louisiana. Mr. Ricchiuti is a member of the board of trustees for WYES-TV, the public broadcasting station in New Orleans, Louisiana. Mr. Ricchiuti holds a Bachelor of Science degree from Babson College and a Masters in Business Administration from the University of New Orleans.

  S.F. Hartley, D.P.M. has served as a director of the Company since 1997. Dr. Hartley is a podiatrist in private practice in Houston, Texas since 1979. Dr. Hartley holds board certification from the American Board of Podiatric Surgery and a D.P.M. degree from the Illinois College of Podiatric Medicine. Dr. Hartley has a Bachelor of Science degree in Biology from the University of Houston. Dr. Hartley is currently a member and a delegate to the House of Delegates of the American Podiatry Medical Association. Dr. Hartley is also a member of the Academy of Podiatric Sports Medicine.

  Ronald A. LaBorde has been a director of the Company since 1997. Since 1995, Mr. LaBorde has served as the president and chief executive officer of Piccadilly Cafeterias, Inc. ("Piccadilly"). Mr. LaBorde has been a member of the Piccadilly board of directors since 1992. Prior to 1995, Mr. LaBorde held various executive positions with Piccadilly including executive vice president and chief financial officer from 1992 to 1995, executive vice president, corporate secretary and controller, from 1986 to 1992 and vice president and assistant controller from 1982 to 1986. Mr. LaBorde is a certified public accountant.

  Directors serve until the expiration of their term at the annual meeting of stockholders. All officers serve at the discretion of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth certain information regarding compensation paid by the Company to the chief executive officer and for all other executive officers whose total annual salary and bonus exceeded $100,000 during 1997. The Company maintains a disability insurance policy and life insurance policy on Mr. Borne under which the Company is a beneficiary. These policies are pledged as collateral for a bank loan of the Company. The named executive officers received perquisites and other personal benefits in amounts less than 10% of their total annual salary and bonus.

                        SUMMARY COMPENSATION TABLE

                           ANNUAL COMPENSATION

                                                              LONG-TERM
                                    ANNUAL COMPENSATION      COMPENSATION
                               ----------------------------- ------------
                                                OTHER ANNUAL               ALL OTHER
                          YEAR  SALARY   BONUS  COMPENSATION   OPTIONS    COMPENSATION
                          ----  ------  ------- ------------ ------------ ------------
William F. Borne........  1997 $190,000 $20,000    1,987        34,525        --
 Chief Executive Officer  1996  153,771  20,000      --         35,000        --
                          1995  133,519     --       --          3,250        --
Lynne S. Bernhard.......  1997 $100,000 $43,649    3,450        14,644        --
 President, Amedisys      1996   90,645  17,500      --         18,500        --
 Resource Management      1995   78,958     --       --          3,250        --
Mitchel G. Morel........  1997 $100,000 $12,500    1,000        24,128        --
 Chief Financial Officer  1996   87,698  17,500      --         18,500        --
                          1995   84,297     --       --          3,250        --
Charles M. McCall.......  1997 $ 82,812 $33,203    4,501        13,612        --
 President, Staffing and  1996   75,071   5,525      --          9,500        --
 Patient Care Services    1995      --      --       --            --         --

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth, as of April 29, 1998, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known to the Company who beneficially owns more than 5% of the Company's outstanding Common Stock, (ii) each director, (iii) all named executive officers, and (iv) all directors and officers as a group:

                          SHARES
                            OF          PERCENT OF
                          COMMON          VOTING
  NAME AND ADDRESS(1)      STOCK         POWER(2)
  -------------------     -------       ----------
Terra Healthy Living,
 Ltd....................  861,622(3)       18.4%
William F. Borne........  432,359(4)        9.2%
William M. Hession, Jr..   90,692(5)(6)     1.9%
Lynne S. Bernhard.......   56,606(7)        1.2%
Alan J. Ostrowe, M.D....   48,536(6)        1.0%
Mitchel G. Morel........   39,155(8)          *
Charles M. McCall.......   36,404(9)          *
Karl A. LeBlanc, M.D.,
 M.B.A..................    8,730(6)          *
S.F. Hartley, D.P.M.....   20,000             *
David Pitts.............    5,000             *
Peter F. Ricchiuti......    2,000             *
Ronald A. LaBorde.......    2,000             *
Jake Netterville........    2,000             *
All officers and direc-
 tors as a group (11
 persons)...............  491,329(10)      10.4%

--------

 (*) Less than one percent.

(1) Each address is the Company, except for (i) Terra Healthy Living, Ltd., at Bahnofplatz 9, 8001 Zurich, Switzerland, (ii) William M. Hession, Jr., at 627 Fairway Drive, Thibodaux, LA 70301, (iii) Karl A. LeBlanc, M.D., M.B.A., at 7777 Hennessy Boulevard, Suite 612, Baton Rouge, LA 70808, (iv)
    S. F. Hartley, D.P.M., at 112 S. Pasadena Boulevard, Deer Park, TX 77536,
    (v) David Pitts, at 7946 Goodwood Boulevard, Baton Rouge, LA 70806, and
    (vi) Peter F. Ricchiuti, Associate Dean, Director of Research, A.B. Freeman School of Business, Tulane University, New Orleans, LA 70118.

(2) Includes Common Stock and Common Stock Equivalents.

(3) Includes 861,622 shares of Company Common Stock underlying 380,000 shares Series A Preferred Stock.

(4) Includes options to purchase 26,425 shares of Common Stock.

(5) Includes 82,847 shares held by Key Nursing Corporation, an affiliate of Mr. Hession.

(6) Includes options to purchase 6,110 shares of Common Stock.

(7) Includes options to purchase 14,298 shares of Common Stock.

(8) Includes options to purchase 17,459 shares of Common Stock.

(9) Includes options to purchase 7,904 shares of Common Stock.

(10) Includes options to purchase 51,906 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In connection with the Private Placement, Terra Healthy Living, Ltd. purchased 380,000 shares of Series A Preferred Stock, which is currently convertible into 861,622 shares of Common stock. Terra Healthy Living, Ltd. is only affiliated to the Company through its stock ownership.

  Notes receivable from related parties consist of unsecured and non-interest bearing notes from the chief executive officer totaling approximately $64,000 at December 31, 1997 and $65,000 at March 31, 1998. The maturity dates for the notes receivable from the chief executive officer are as follows: (i) $8,000 payable in December 1998, (ii) $ 18,000 payable in December 1999, and (iii) $38,000 payable in December 2000. Additional notes receivable from related parties consist of receivables from the Internal Medicine Clinic of Tangipahoa, Inc. ("IMC") which owns 40% of Amedisys Physician Services, Inc. totaling approximately $150,000 at December 31, 1997. The fair value of the notes receivable from related parties is equal to the recorded value due to the short term nature of the notes.

  In March, 1994, the Company entered into agreements with IMC to form Rural Health Provider Network, Inc. ("RHPN") of which the Company owns 60% (the "Agreements"). The name of RHPN has subsequently been changed to Amedisys Physician Services, Inc. ("APS"). APS operated a lab, walk-in-clinic in Hammond, Louisiana, and managed the physician practice of IMC. APS also invested in an ophthalmology clinic in Hammond, Louisiana. Pursuant to the Agreements, the Company loaned APS $312,000. This amount was comprised of $112,000 for the purchase of the fixed assets of IMC and a working capital loan of $200,000, collateralized by IMC's accounts receivable. The Company was responsible for funding the operations of APS, including loaning additional funds to APS if APS did not have adequate cashflow to meet its current obligations. The balance owed to the Company by IMC for working capital requirements at December 31, 1995 was $256,000. Two notes were issued on January 1, 1996 to the Company by IMC in the combined amount of $256,000. These notes bear interest at 9%, require monthly principal and interest payments of $4,706 with the balance due on maturity of January 1, 1999 and are secured by the accounts receivable of IMC. During 1996, the Company collected approximately $6,000 from IMC on the outstanding notes. Because of a dispute between the owners of IMC and the Company over the amounts outstanding, the Company determined that the probability of collecting $100,000 of the payable was uncertain and therefore, elected to expense that amount in December 1996, resulting in a remaining balance owed at December 31, 1996 of $150,000. The current amount outstanding on the notes payable due from IMC is $143,723, and management believes these notes are collectible. In addition to the outstanding notes payable due from IMC, APS recorded management fees of $28,097 in 1996 and

$541,441 in 1995 from IMC. As of December 31, 1996, management fees of $28,097 were still outstanding. From January through August 1997, IMC made payments of varying amounts on the unpaid balance of management fees. At August 1997, the entire balance of $28,097 was paid. The Company and IMC terminated their management relationship in August 1996, and have no other arrangements with respect to management of physician practices or independent practice associations.

  In accordance with the terms of the Agreements, IMC has the right and option to sell its shares of APS back to APS at a price equal to 3.5 times the earnings per share of APS attributable to each share of APS stock, to be calculated based on the largest annual earnings per share amount during the three-year period prior to the time such repurchase is requested by IMC. This option became exercisable in March 1997, and does not have an expiration date. In the Agreements, the Company agreed to loan the funds to repurchase the stock to APS, if necessary. In addition, the Agreements provide that in the event the management agreement between IMC and APS is terminated, IMC shall be required to repurchase all of the assets of IMC acquired by APS at fair market value within 45 days of such termination. At this time, the option has not been exercised by IMC. The Company has been reformulating its business to emphasize three divisions: infusion therapy services, ambulatory surgery centers and home health nursing services. In light of these changes, APS has become a diminished portion of the Company's business and constitutes less than 5% of the Company's operations. Accordingly, the exercise of the Company's repurchase right has not been a top priority of management. The Company intends to exercise its right to have IMC repurchase the assets acquired by APS, and is currently in negotiations with IMC to determine the fair market value of the assets. Management believes the fair market value of the assets will be no more than $50,000.

  Notes payable to related parties in 1996 consisted primarily of a note issued in 1994 in the original amount of $1,080,000, bearing interest at 9% with a fifteen year amortization, to Vista Maple, Ltd. During 1994, prior to its acquisition by the Company, Amedisys Surgery Centers, L.C. ("ASC") purchased a building and land from Vista Maple, Ltd., a real estate partnership, whose owners were also owners of ASC, and are now stockholders of the Company. The Company currently has a 15% interest in Vista Maple, Ltd. The note was refinanced under a five year installment note in June 1997 with a financial institution in the amount of $973,000. The remaining balance of notes payable to related parties ($45,000) consists of unsecured notes to certain Stockholders of the Company that are due on demand and bear interest at rates from 0%-12%. The fair value of these notes approximates the recorded balance due to the short-term nature of the notes.

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

(8) Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997.

  (b) Reports on Form 8-K

  No Reports on Form 8-K were filed during the fourth quarter of 1997.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on the 17th day of June, 1998.

                                          AMEDISYS, INC.

                                                    William F. Borne
                                                  /s/
                                          By:__________________________________
                                                    William F. Borne
                                                 Chief Executive Officer
                                                and Chairman of the Board

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


              SIGNATURE                      TITLE                   DATE

   /s/   William F. Borne            Chief Executive
-----------------------------------   Officer and              June 17, 1998
         William F. Borne             Chairman of the
                                      Board

   /s/  James P. Cefaratti           President and Chief
-----------------------------------   Operating Officer        June 17, 1998
        James P. Cefaratti

   /s/   Mitchel G. Morel            Chief Financial
-----------------------------------   Officer (Principal       June 17, 1998
         Mitchel G. Morel             Financial and
                                      Accounting Officer)

   /s/   Ronald A. Laborde           Director
-----------------------------------                            June 17, 1998
         Ronald A. Laborde

   /s/  Jake L. Netterville          Director
-----------------------------------                            June 17, 1998
        Jake L. Netterville


                                     Director
-----------------------------------
        David R. Pitts


                                     Director
-----------------------------------
        Peter F. Ricchiuti

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

ARTHUR ANDERSEN LLP                       HANNIS T. BOURGEOIS & CO., LLP

New Orleans, Louisiana                    Baton Rouge, Louisiana

April 15, 1998

                        AMEDISYS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1997 AND 1996

                          (IN 000'S EXCEPT SHARE DATA)

                                                               1997     1996
                                                              -------  -------
CURRENT ASSETS:
  Cash and cash equivalents.................................. $ 4,070  $   103
  Accounts receivable, net of allowance for doubtful accounts
   of $1,617 in 1997 and $732 in 1996........................   9,630    8,271
  Prepaid expenses...........................................     247      264
  Income tax receivable (Note 9).............................     118       74
  Inventory and other current assets.........................     536      442
                                                              -------  -------
      Total current assets...................................  14,601    9,154
NOTES RECEIVABLE FROM RELATED PARTIES (Note 10)..............     252      190
OTHER INVESTMENTS (Note 4)...................................     399      456
PROPERTY, PLANT AND EQUIPMENT, NET (Notes 3 and 8)...........   4,785    4,610
DEFERRED TAX ASSET (Note 9)..................................     926      447
OTHER ASSETS, NET (Note 5)...................................   1,907    2,001
                                                              -------  -------
      Total assets........................................... $22,870  $16,858
                                                              =======  =======
CURRENT LIABILITIES:
  Accounts payable........................................... $ 1,338  $ 1,416
  Accrued expenses--
    Payroll and payroll taxes................................   2,025    1,033
    Insurance (Note 12)......................................     521      643
    Other....................................................     847      883
  Notes payable (Note 6).....................................   5,806    4,379
  Current portion of notes payable to related parties (Note
   10).......................................................      45       90
  Current portion of long-term debt (Note 7).................     690      458
  Current portion of obligations under capital leases (Note
   8)........................................................     192      231
                                                              -------  -------
      Total current liabilities..............................  11,464    9,133
LONG-TERM DEBT (Note 7)......................................   2,995    1,937
NOTES PAYABLE TO RELATED PARTIES (Note 10)...................      --      943
OBLIGATIONS UNDER CAPITAL LEASES (Note 8)....................     134      343
                                                              -------  -------
      Total liabilities......................................  14,593   12,356
                                                              -------  -------
COMMITMENTS AND CONTINGENCIES (Notes 8, 12 and 15)                 --       --
                                                              -------  -------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES...............       3      188
                                                              -------  -------
STOCKHOLDERS' EQUITY (Note 11):
  Common stock--$.001 par value; 10,000,000 shares
   authorized; 2,850,067 and 2,576,191 shares outstanding in
   1997 and 1996, respectively...............................       3        2
  Preferred stock--$.001 par value; 2,500,000 shares
   authorized and 400,000 shares outstanding in 1997.........       1       --
  Additional paid-in capital.................................   7,092    1,916
  Treasury stock--4,167 shares at $6.00 per share............     (25)      --
  Retained earnings..........................................   1,203    2,397
  Stock subscriptions receivable.............................      --       (1)
                                                              -------  -------
      Total stockholders' equity.............................   8,274    4,314
                                                              -------  -------
      Total liabilities and stockholders' equity............. $22,870  $16,858
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

                        AMEDISYS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                   (IN 000'S)

                                                      1997     1996     1995
                                                     -------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss).................................. $(1,194) $    18  $   942
 Adjustments to reconcile net income to net cash
  (used) provided by operating activities--
  Depreciation and amortization.....................   1,240      945      647
  Provision for bad debts...........................   1,427      878      483
  Write-off of goodwill (Note 2)....................   1,028       --       --
  (Gain) loss on disposal of property and equipment.     (12)       8        7
  Other, net........................................      37       --       --
  Deferred income tax benefit.......................    (566)    (240)    (162)
  Minority interest.................................    (209)     (55)     (12)
  Cumulative effect of change in accounting
   principle........................................     326       --       --
  Changes in assets and liabilities--
   Increase in accounts receivable..................  (2,549)  (3,025)  (1,012)
   (Increase) decrease in inventory and other
    current assets..................................      46      (54)    (330)
   Increase in other assets.........................    (406)  (1,734)    (114)
   Increase (decrease) in accounts payable..........    (143)   1,014     (188)
   Increase in accrued expenses.....................     834      308    1,292
                                                     -------  -------  -------
    Net cash (used) provided by operating
     activities.....................................    (141)  (1,937)   1,553
                                                     -------  -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease in notes receivable.......................      --       --       10
 Proceeds from sale of property, plant and
  equipment.........................................     191       12       42
 Purchase of property, plant and equipment..........  (1,456)  (2,965)    (446)
 Minority interest investment in subsidiary.........      24      240       --
                                                     -------  -------  -------
    Net cash used by investing activities...........  (1,241)  (2,713)    (394)
                                                     -------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash received in purchase acquisitions.............      --       --       11
 Cash used in purchase acquisitions.................    (465)      --       --
 Net borrowings on line of credit agreement.........   1,428    1,922      783
 Proceeds from issuance of notes payable and capital
  leases............................................     992    2,596      661
 Payments on notes payable and capital leases.......  (1,037)    (699)    (574)
 Decrease in notes payable--related parties.........      (1)     (44)    (236)
 (Increase) decrease in notes receivable--related
  parties...........................................     (62)      85      (40)
 Proceeds from issuance of stock....................   4,518        9       --
 Payments received on stock subscriptions
  receivable........................................       1       14       23
 Distributions to members (Note 2)..................      --       --   (1,058)
 Purchase of treasury stock.........................     (25)      --       --
                                                     -------  -------  -------
    Net cash provided (used) by financing
     activities.....................................   5,349    3,883     (430)
                                                     -------  -------  -------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS........................................   3,967     (767)     729
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR......     103      870      141
                                                     -------  -------  -------
CASH AND CASH EQUIVALENTS AT END OF YEAR............ $ 4,070  $   103  $   870
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

  On May 31, 1995, the Company acquired all of the outstanding stock of Home Care Plus, Inc. in exchange for 30,000 shares of its common stock valued at $274,000. The $312,000 excess of the total acquisition cost over the fair value of the liabilities assumed was recorded as goodwill and was being amortized over seven years using the straight-line method. This operation was closed in the second quarter of 1997 and the remaining $193,000 unamortized balance of goodwill was written off in the fourth quarter of 1997. See Note 15 for restated operating results for the quarter ended June 30, 1997.

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

5. OTHER ASSETS:

  Other assets include the following for the years ended December 31, 1997 and 1996 (000's):

                                                                   1997   1996
                                                                  ------ ------
      NOTES RECEIVABLE........................................... $1,530 $  119
      RESTRICTED CASH............................................     --  1,001
      GOODWILL, net of accumulated amortization of $70 and $124..     71    329
      START-UP COSTS, net of accumulated amortization of $173 in
       1996......................................................     --    326
      CLIENT LISTS, net of accumulated amortization of $158 in
       1996......................................................     --     10
      OTHER......................................................    306    216
                                                                  ------ ------
                                                                  $1,907 $2,001
                                                                  ====== ======

                        AMEDISYS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995


  Notes receivable at December 31, 1997, consist primarily of advances of $1,465,000 due from Alliance Home Health, Inc. which was acquired on January 1, 1998 (see Note 16).

  Restricted cash at December 31, 1996, represents a minimum cash reserve required by and pledged to the Louisiana Department of Insurance to guarantee group member benefits associated with a proposed Health Maintenance Organization project. In late 1996, the Company discontinued its efforts related to this project and subsequently notified the Department of Insurance of its intention to withdraw the minimum cash reserve balance.

  Costs incurred to establish regional offices of ASM and ASC prior to beginning services were capitalized as Other Assets and amortized over a five-year period based on accepted industry practice and consistent with the treatment required under Medicare regulations. Start-up costs consist primarily of incremental salaries and wages directly related to the new operation, consulting fees and financing and legal fees. Provisions of a proposed Statement of Position (SOP) expected to be issued by the American Institute of Certified Public Accountants (AICPA) in the second quarter of 1998 will require the write-off of any start-up costs remaining on the balance sheet and expensing of all start-up costs incurred in the future. During the fourth quarter of 1997, the Company changed its accounting policy to expense such costs to more properly reflect these costs as ongoing costs of expanding the Company's services. The Company has reflected this adjustment as a change in accounting principle from one acceptable method to another acceptable method. The cumulative effect of this change in accounting principle, as if the change were made effective January 1, 1997, of $235,000 (net of a $91,000 tax benefit), is shown on the 1997 statement of operations. Start-up costs of $299,000 incurred during 1997 were expensed as incurred in general and administrative expense.

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

  "Other" consists primarily of deposits on leased properties and advances made in connection with various other business development projects.

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

  The revolving line of credit is subject to certain covenants, including a monthly borrowing base or margin requirement calculation, a debt service coverage ratio and a leverage ratio. The Company was not in compliance

                        AMEDISYS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995

with the debt service ratio requirement at December 31, 1997, which default was waived by the bank through June 30, 1998. The Company was not in compliance with the leverage ratio covenant at December 31, 1996, which default was waived by the bank. The loan agreement was subsequently amended to increase the leverage ratio requirement from 2.5 to 1 to 3.0 to 1, which the Company complied with as of December 31, 1996.

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

  The Company plans to proceed to develop a $3.6 million surgery center in Lafayette, Louisiana. The Company plans to hold a 21% interest in this development with a group of physician investors and to manage the development under a management contract for a fee based on 4% of revenue.

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

14. SEGMENT INFORMATION:

  The Company operates principally in two business segments: Provider Services (consisting of home health care and outpatient surgery) and Management Services (consisting of staffing/professional services and physician support and home health care management). The following shows industry segment information for the fiscal years ended December 31, 1997, 1996 and 1995 (in 000's):

                                                          1997    1996    1995
                                                         ------- ------- -------
Net Service Revenues:
 Provider Services
  Home health care...................................... $25,817 $25,500 $17,631
  Outpatient surgery....................................   6,287   4,626   3,601
 Management Services
  Staffing/professional services........................  17,292  12,538  13,774
  Physician support and home health care management.....   5,100   3,396   2,583
  Corporate support.....................................      --      --      --
                                                         ------- ------- -------
    Total............................................... $54,496 $46,060 $37,589
                                                         ======= ======= =======

                        AMEDISYS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

                                                      1997     1996     1995
                                                     -------  -------  -------
Operating Income (Loss):
 Provider Services
  Home health care.................................. $   831  $ 2,038  $   901
  Outpatient surgery................................    (960)   1,175    1,152
 Management Services
  Staffing/professional services....................   3,643    1,785    2,076
  Physician support and home health care management.   1,494      347      193
  Corporate support.................................  (5,596)  (4,201)  (2,942)
                                                     -------  -------  -------
    Total...........................................    (588)   1,144    1,380
 Other expenses.....................................    (962)  (1,178)    (250)
                                                     -------  -------  -------
Income before income taxes, minority interest, and
 cumulative effect of change in accounting
 principle.......................................... $(1,550) $   (34) $ 1,130
                                                     =======  =======  =======
                                                      CAPITAL EXPENDITURES
                                                     -------------------------
                                                      1997     1996     1995
                                                     -------  -------  -------
 Provider services
  Home health care.................................. $   348  $   135  $    96
  Outpatient surgery................................     631    2,233      284
 Management services
  Staffing/professional services....................      21        7       12
  Physician support and home health care management.      18       89        2
  Corporate support.................................     438      501       52
                                                     -------  -------  -------
    Total........................................... $ 1,456  $ 2,965  $   446
                                                     =======  =======  =======
                                                        DEPRECIATION AND
                                                          AMORTIZATION
                                                     -------------------------
                                                      1997     1996     1995
                                                     -------  -------  -------
 Provider services
  Home health care.................................. $   344  $   319  $   246
  Outpatient surgery................................     609      271      148
 Management services
  Staffing/professional services....................      16       60       77
  Physician support and home health care management.     129      201      122
  Corporate support.................................     142       94       54
                                                     -------  -------  -------
    Total........................................... $ 1,240  $   945  $   647
                                                     =======  =======  =======
                                                       IDENTIFIABLE ASSETS
                                                     -------------------------
                                                      1997     1996     1995
                                                     -------  -------  -------
 Provider services
  Home health care.................................. $ 5,243  $ 4,906  $ 4,537
  Outpatient surgery................................   6,180    6,541    3,341
 Management services
  Staffing/professional services....................   1,924    1,820    1,745
  Physician support and home health care management.   2,290    1,200    1,175
  Corporate support.................................   7,233    2,391      739
                                                     -------  -------  -------
    Total........................................... $22,870  $16,858  $11,537
                                                     =======  =======  =======

                        AMEDISYS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995

15. UNAUDITED QUARTERLY FINANCIAL INFORMATION:


  The following table reflects the restatement of the Company's quarterly results of operations for 1997, giving effect to the change in accounting principle as of January 1, 1997 (see Note 5) and the write-off of goodwill associated with the Home Care Plus, Inc. acquisition in the second quarter (see Note 2) (000's):

                                             QUARTER ENDED (UNAUDITED)
                         ------------------------------------------------------------------
                                                               SEPTEMBER 30,
                          MARCH 31, 1997     JUNE 30, 1997         1997
                         ----------------- ----------------- -----------------
                            AS       AS       AS       AS       AS       AS    DECEMBER 31,
                         REPORTED RESTATED REPORTED RESTATED REPORTED RESTATED     1997
                         -------- -------- -------- -------- -------- -------- ------------
Income (loss) from
 continuing operations..  $ 451    $ 473    $ 610    $ 415    $ 363    $ 344     $(2,782)
Net income (loss).......  $ 301    $ 116    $ 373    $ 179    $ 224    $ 214     $(1,703)
Net income (loss) per
 common share...........  $0.12    $0.04    $0.14    $0.06    $0.08    $0.08     $ (0.60)

16. SUBSEQUENT EVENTS:

  On January 1, 1998, the Company acquired all of the issued and outstanding stock of Alliance Home Health, Inc. (Alliance), a home health business with locations throughout Oklahoma, in exchange for $300,000 and 194,286 shares of common stock. Of the 194,286 shares of Company common stock issued to the former owners of Alliance, 122,857 shares were placed in escrow as consideration for certain contingent liabilities which may be asserted against the former stockholder of Alliance to the extent such claims exceed $500,000 (singularly and/or in aggregate). The escrow period expires December 31, 2003. The Company performed management services for Alliance during 1997 and received revenues totaling approximately $1.3 million of which $695,000 is included in accounts receivable at December 31, 1997. In addition, the Company had advanced $1,465,000 to Alliance for cash flow purposes which is included in other assets at December 31, 1997.

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