Form 10-Q
period 1998-06-30
AMEDISYS INC
filed 1998-08-14
CIK 896262

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                  ___________________________________________



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _______________


Commission file number: 0-24260
                       --------

                                AMEDISYS, INC.
                                --------------
              (Exact Name of Registrant as Specified in Charter)



        Delaware                                        11-3131700
        --------                                        ----------
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                       Identification No.)


        3029 S. Sherwood Forest Blvd., Ste. 300  Baton Rouge, LA  70816
        ---------------------------------------------------------------
          (Address of principal executive offices including zip code)



                                 (504) 292-2031
                                 --------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes [X]     No [ ]

Number of shares of Common Stock outstanding as of June 30, 1998: 3,064,918 shares

                                    PART I.
                             FINANCIAL INFORMATION
                             ---------------------



ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997... 3 Consolidated Statements of Operations for the Three and Six Months
          ended June 30, 1998 and 1997....................................... 4
     Consolidated Statements of Cash Flows for the Six Months ended
          June 30, 1998 and 1997............................................. 5
     Notes to Consolidated Financial Statements.............................. 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS...............................................11


                                   PART II.
                               OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS..................................................13

ITEM 2.   CHANGES IN SECURITIES..............................................13

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES....................................13

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................14

ITEM 5.   OTHER INFORMATION..................................................14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................14

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30,  1998 AND DECEMBER 31, 1997
(UNAUDITED, IN 000'S)

                                ASSETS                   JUNE 30,  DECEMBER 31,
                                                           1998        1997

CURRENT ASSETS:
  Cash                                                   $    471  $  4,070
  Accounts Receivable, Net of Allowance for Doubtful
    Accounts of $2,957 in June 1998 and $1,617 in
    December 1997                                           6,892     9,630
  Prepaid Expenses                                            891       247
  Other Current Assets                                      4,004       654
                                                          -------    ------
      Total Current Assets                                 12,258    14,601

Notes Receivable from Related Parties                         224       252

Property, Plant and Equipment, Net                          6,056     4,785

Other Assets, Net                                          12,374     3,232
                                                          -------    ------
      Total Assets                                       $ 30,912  $ 22,870
                                                          =======    ======
                   LIABILITIES

CURRENT LIABILITIES:
  Notes Payable                                          $  6,090  $  5,806
  Current Portion of Long-Term Debt                           927       927
  Accounts Payable                                          2,486     1,338
  Accrued Expenses:
    Payroll and Payroll Taxes                               1,541     2,025
    Insurance                                               1,020       521
    Other                                                   3,998       847
                                                          -------    ------
        Total Current Liabilities                          16,062    11,464

Long-Term Debt                                              4,948     3,129
Other Long-Term Liabilities                                 1,136         0
                                                          -------    ------
        Total Liabilities                                  22,146    14,593
                                                          -------    ------
Minority Interest                                               3         3
                                                          -------    ------
STOCKHOLDERS' EQUITY

  Common Stock                                                  3         3
  Preferred Stock                                               1         1
  Additional paid-in capital                               12,006     7,092
  Treasury Stock                                              (25)      (25)
  Stock Subscriptions Receivable                               (1)        0
  Retained Earnings (deficit)                              (3,221)    1,203
                                                          -------    ------
      Total Stockholders' Equity                            8,763     8,274
                                                          -------    ------
        Total Liabilities and Stockholders' Equity       $ 30,912  $ 22,870
                                                          =======    ======

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

Amedisys, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended June 30, 1998 and 1997
(Unaudited, in 000's except per share data)


                                                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                           ---------------------     ------------------
                                                                           JUNE 98       JUNE 97     JUNE 98   JUNE 97
Income:
  Service revenue                                                           $ 11,765     $ 13,880   $ 24,475   $ 27,264
  Cost of service revenue                                                      6,652        8,094     14,319     15,973
                                                                             -------      -------    -------    -------
    Gross margin                                                               5,113        5,786     10,156     11,291
                                                                             -------      -------    -------    -------
General and administrative expenses:
  Salaries and benefits                                                        4,151        2,763      9,389      5,497
  Other                                                                        3,663        2,276      7,098      4,433
                                                                             -------      -------    -------    -------
    Total general and administrative expenses                                  7,814        5,039     16,487      9,930
                                                                             -------      -------    -------    -------
    Operating income (loss)                                                   (2,701)         747     (6,331)     1,361
                                                                             -------      -------    -------    -------
Other income and expense:
  Interest income                                                                  9           15         21         18
  Interest expense                                                              (215)        (209)      (418)      (393)
  Miscellaneous                                                                   17           58         25         76
                                                                             -------      -------    -------    -------
    Total other income and expenses                                             (189)        (136)      (372)      (299)
                                                                             -------      -------    -------    -------
Income (loss) before income taxes and minority interest                       (2,890)         611     (6,703)     1,062

Provision (benefit) for estimated income taxes                                  (987)         217     (2,279)       379
                                                                             -------      -------    -------    -------
Income (loss) before minority interest                                        (1,903)         394     (4,424)       683

Minority interest in consolidated subsidiary                                       0          (21)         0         (9)
                                                                             -------      -------    -------    -------
  Net income  (loss)                                                        $ (1,903)    $    373   $ (4,424)  $    674
                                                                             =======      =======    =======    =======
Basic earnings (losses) per common share                                    $  (0.62)    $   0.14   $  (1.45)  $   0.26
                                                                             =======      =======    =======    =======
Weighted average common shares outstanding                                     3,064        2,697      3,057      2,639
                                                                             =======      =======    =======    =======

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(UNAUDITED, IN 000'S)


                                                                                                JUNE 1998     JUNE 1997
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME (LOSS)                                                                          $  (4,424)   $    674
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET
        CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
            DEPRECIATION AND AMORTIZATION                                                             870         581
            PROVISION FOR BAD DEBTS                                                                   415         425
            MINORITY INTEREST IN AFFILIATED COMPANY                                                     0           9
            (GAIN) LOSS ON DISPOSAL OF PROPERTY AND EQUIPMENT                                           4         (13)
            LOSS ON SALE OF MARKETABLE SECURITIES                                                       0           3

     CHANGES IN ASSETS AND LIABILTIES:
            (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE                                              2,919        (974)
            (INCREASE) IN PREPAID EXPENSES                                                           (644)       (189)
            (INCREASE) IN OTHER CURRENT ASSETS                                                     (3,217)         (3)
            (INCREASE) IN OTHER ASSETS                                                               (198)       (391)
            INCREASE (DECREASE) IN ACCOUNTS PAYABLE                                                   170        (603)
            INCREASE IN ACCRUED EXPENSES                                                              485         723
                                                                                                ---------    --------
                        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        (3,620)        242
                                                                                                ---------    --------
CASH FLOW FROM INVESTING ACTIVITIES:
     PURCHASE OF FURNITURE, FIXTURES & EQUIPMENT                                                   (1,625)       (754)
     PROCEEDS FROM SALE OF FURNITURE, FIXTURES & EQUIPMENT                                              0          56
     CASH PAID FOR ACQUISITIONS                                                                    (2,005)          0
     (INCREASE) DECREASE IN NOTES RECEIVABLE FROM RELATED PARTIES                                      28          (5)
                                                                                                ---------    --------
     NET CASH (USED IN) INVESTING ACTIVITIES                                                       (3,602)       (703)
                                                                                                ---------    --------
CASH FLOW FROM FINANCING ACTIVITIES:
     PURCHASE OF TREASURY STOCK                                                                         0         (25)
     CASH RECEIVED IN ACQUISITIONS                                                                    317           0
     NET INCREASE IN BORROWINGS ON LINE OF CREDIT                                                     284         672
     PAYMENTS ON NOTES PAYABLE                                                                       (704)       (377)
     PROCEEDS FROM NOTES PAYABLE                                                                      473       1,704
     INCREASE (DECREASE) IN NOTES PAYABLE TO RELATED PARTIES                                            0        (988)
     PROCEEDS FROM COMMON STOCK                                                                         0         831
     DECREASE IN STOCK SUBSCRIPTIONS                                                                    0           1
     PROCEEDS FROM PREFERRED STOCK                                                                  3,253           0
                                                                                                ---------    --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      3,623       1,818
                                                                                                ---------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               (3,599)      1,357

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    4,070       1,104
                                                                                                ---------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $     471    $  2,461
                                                                                                =========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     CASH PAYMENTS FOR:
     INTEREST                                                                                   $     426    $    360
                                                                                                =========    ========
     INCOME TAXES                                                                               $     151    $     22
                                                                                                =========    ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITY (SEE NOTE 9 TO FINANCIAL STATEMENTS):
     VALUE OF STOCK ISSUED IN EXCHANGE                                                          $     894
     VALUE OF NOTE PAYABLE ISSUED IN EXCHANGE                                                       1,575
     CASH ACQUIRED IN EXCHANGE                                                                       (317)
     WORKING CAPITAL DEFICIT ACQUIRED NET OF CASH AND CASH EQUIVALENTS                              3,553
     FAIR VALUE OF PROPERTY, PLANT AND EQUIPMENT ACQUIRED                                            (385)
     FAIR VALUE OF OTHER ASSETS ACQUIRED                                                              (27)
     LONG TERM DEBT ASSUMED                                                                         3,069
     FAIR VALUE OF OTHER LIABILTIES ASSUMED                                                            54
                                                                                                ---------
     NON CASH PORTION OF ACQUISITIONS                                                               8,416
     CASH PAYMENT FOR ACQUISITIONS                                                                  2,005
                                                                                                ---------
     GOODWILL RECORDED IN EXCHANGE                                                              $  10,421
                                                                                                =========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        AMEDISYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   UNAUDITED FINANCIAL INFORMATION

     The financial information as of June 30, 1998 and 1997, included herein is unaudited; however, such information reflects, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) that are necessary to present fairly the results of operations for such periods. Results of operations for the interim periods are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1998. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Form 10-K.

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

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     Accounting for Start-up Costs. During April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5 ("SOP"), "Reporting on the Costs of Start-Up Activities." The SOP requires costs of start-up activities and organization costs to be expensed as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company elected to write off start-up costs in the fourth quarter of 1997 in anticipation of the issuance of the SOP.

     Accounting for Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.
Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999 and must be applied to instruments issued, acquired, or substantively modified after December 31, 1997. The Company does not expect the adoption of the accounting pronouncement to have a material effect on its financial position or results of operations.

4.   MEDICARE REIMBURSEMENT REDUCTIONS AND RELATED RESTRUCTURING

     The Company derives approximately 40% of its revenues from the Medicare system. In 1997, Congress approved the Balanced Budget Act of 1997 (the "Budget Act"). The Budget Act established an interim payment system (the "IPS") that provided for the lowering of reimbursement limits for home health visits. For cost reporting periods beginning on or after October 1, 1997, Medicare-reimbursed home health agencies will have their cost limits determined as the lesser of (i) their actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies, or (iii) an agency-specific per-patient cost limit, based on 98% of 1994 costs adjusted for inflation. The new IPS cost limits will apply to the Company for the cost reporting period beginning January 1, 1998. On March 31, 1998, the government released its final determination and definitions of the new IPS cost limits. These changes in the reimbursement of home health agencies will result in a significant impact on the profitability of these services. There is currently proposed legislation that may alter the determination of the IPS cost limits.

     IPS was implemented to position the home care industry for a Prospective Payment System (PPS) which is to be implemented for cost reporting periods beginning on or after October 1, 1999. Although PPS is not defined at this time, it will take into consideration an appropriate unit of service and number of visits within that unit, variations in the acuity of patients and the related costs, and a general system design that provides for continued access to quality services.

     During the 1st quarter of 1998, the Company initiated a restructuring plan which included cost reductions and productivity enhancements to position the Company to be successful under the new IPS, as well as PPS. The Company reduced operational cost, increased operational efficiencies and enhanced marketing efforts, which should result in projected annualized cost savings of approximately $5 million. The restructuring was substantially completed as of June 30, 1998.

     The implementation of IPS and the strategic decisions made by management has resulted in a decrease to net revenues in the first and second quarters of 1998. The Company also expects to report losses in the third quarter of 1998 due to IPS.

     As the home care industry faces changes in reimbursement structure, Amedisys is committed to improve and streamline systems and take appropriate actions to combat these changes and create a company focused on long-term growth.

5.   ACCRUED PAYROLL AND PAYROLL TAXES

     The Company currently has an Employee Stock Ownership Plan ("ESOP") relating to a subsidiary of the Company. During the second quarter of 1998, the Company issued stock in the subsidiary valued at $705,000 to the ESOP.

4.   PLACEMENT OF PREFERRED STOCK

     In March, 1998, Amedisys completed a secondary phase of its private placement of $.001 par value convertible preferred stock pursuant to Regulation D of the Securities Act of 1933. The Company issued an additional 350,000 shares at $10 per share for gross proceeds of $3.5 million. The Company has used the proceeds of this placement to fund synergistic acquisitions within the South East and South Central regions of the U.S. in order to accelerate the growth of its fully integrated network of outpatient health care services including the Alternate Site Infusion Therapy division. These shares are convertible into 756,757 shares of common stock which is equivalent to $4.625 per share.

5.   ACQUISITIONS

     In January 1998, the Company acquired all of the stock of Alliance Home Health, Inc. ("Alliance"), a home health care business with locations throughout Oklahoma, in exchange for $300,000 and 194,286 shares of common stock. Of the 194,286 shares of Company common stock issued to the former owners of Alliance, 122,857 shares were placed in escrow as consideration for certain contingent liabilities which may be asserted against the former stockholder of Alliance to the extent such claims exceed $500,000 (singularly and/or in aggregate). The contingent liabilities include any material misstatement or omission in any representation or breach of any warranty, covenant or agreement of Alliance or its stockholder, any Medicare liabilities, any liability from lawsuits or arbitration, any payment to be made by Alliance pursuant to a previous acquisition, or any liability specifically addressed in the purchase document. The escrow period expires December 31, 2003. The majority stockholder of Alliance entered into a three year employment agreement and two year non-compete and non-solicitation agreement with the Company. The employment agreement was terminated in March 1998. The non-compete and non-solicitation agreement is for a period of two years after the termination of the employment agreement. The non-compete and non-solicitation agreement provides that the employee will not divert any business from the Company or compete in the business area defined as the State of Oklahoma. This restricted activity is in relation to home health agencies or infusion-related business. Additionally, the non-compete and non-solicitation agreement provides that the employee will not solicit employees or clients from the Company. A Form 8-K was filed on July 23, 1998 relating to this acquisition and includes audited financial statements for Alliance Home Health, Inc. as well as proforma financial statements for the Company and Alliance Home Health, Inc. consolidated.

     In February 1998, the Company acquired all of the stock of PRN, Inc. ("PRN"), a home infusion pharmacy business located in San Antonio, Texas, in exchange for $430,000 and the assumption of $71,000 in debt. The Company has agreed to pay additional consideration of up to $150,000 should PRN have annual net revenues of $625,000 for the next two years. This additional consideration is to be paid quarterly for a period of two years, bearing interest at 9% from the date of acquisition. The sellers, a key employee and his spouse, executed a non-compete and non-solicitation agreement at the date of closing for a period of two years within Bexar County Texas, which includes San Antonio, and any counties contiguous thereto. The non-compete and non-solicitation agreement provides that the sellers will not divert any business from the Company or compete with the Company; as well as, not solicit any employees or clients of the Company. This restricted activity is in relation to home infusion pharmacy business. The Company has retained the right to offset certain indemnifiable liabilities against the additional consideration.

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

     In February 1998, the Company acquired substantially all of the assets of Precision Health Systems, L.L.C. ("PHS") a home health care and infusion business, based in Baton Rouge, Louisiana, in exchange for aggregate consideration of $1,000,000, of which $750,000 was payable in cash at closing and $250,000 is payable pursuant to a two year promissory note. The note bears interest at 9.5% with equal payments due monthly. The Company has retained the right to offset certain indemnifiable liabilities against the sums payable pursuant to the promissory note. The majority stockholder of PHS entered into a two year non-competition and non-solicitation agreement and a two year consulting agreement with the Company. The non-compete and non-solicitation agreement provides that the sole stockholder will not divert any business from the Company or compete with the Company; as well as, not solicit any employees or clients of the Company. The business area is defined as the Parishes of East Baton Rouge, Assumption, West Baton Rouge, Livingston, and Ascension in the State of Louisiana. The restricted business is in relation to any infusion or pharmacy business unless such business is related to nursing home patients or assisted living patients. The consulting agreement is in the amount of $50,000 per year, payable in equal monthly increments. The majority stockholder is to assist the Company in developing referral sources and retain current referral sources.

     In March 1998, the Company acquired certain assets and no liabilities, contingent or certain, prior to the closing date, of StaffCor Staffing Services, L.L.C. (StaffCor) in exchange for $30,000 cash and $20,000 in additional consideration payable quarterly over two years, without interest. This additional consideration is to be paid prorata based on net income of StaffCor without any adverse changes due to purchaser's corporate headquarters expense, additional capital expenditures or materially increased operating expense. The assets acquired were a minimal amount of furniture and fixtures, the right to the StaffCor Staffing Service name, and contracts to provide medical staffing to hospitals and other health care providers. The seller entered into a two year non-competition and non-solicitation agreement with the Company. The non-compete and non-solicitation agreement is for the business area of Oklahoma, Grady and Logan Counties in the State of Oklahoma relative to any supplemental staffing business. The non-compete and non-solicitation agreement provides that the sole stockholder will not divert any business from the Company or compete with the Company; as well as, not solicit any employees or clients of the Company. StaffCor is a medical staffing business located in Oklahoma City, Oklahoma.

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

     In April 1998, the Company acquired all of the stock of Quality Home Health Care, Inc. (Quality), of Stilwell, Oklahoma. In exchange, the Company paid $80,000 and issued 4,897 shares of Company common stock worth $20,000. A key employee and former stockholder executed an employment agreement for two years in conjunction with a non-compete and non-solicitation agreement for a period of two years after employment with the Company is terminated. The non-compete and non-solicitation agreement provides that the key employee will not divert any business from the Company or compete with the Company; as well as, not solicit any employees or clients of the Company. The business area covered by the non-compete and non-solicitation agreement is for the Counties of Adair, Cherokee, Delaware, Haskell, Leflore, Mayes, McIntosh, Muskogee, Sequoyah, and Wagoner in the State of Oklahoma and is relative to home health agencies. Quality is a state licensed, Medicare certified home health agency with three locations serving eastern Oklahoma.

     In April 1998, the Company acquired certain assets of Precision Home Health Care, Inc., (Precision) in exchange for $1,250,000; consisting of an $800,000 note payable at 9.5% due July 1, 1998, a $400,000 note payable at 9.5% payable monthly for a period of two years, and $50,000 in liabilities for capital improvements. The $800,000 note payable has subsequently been extended to October 1, 1998. The assets acquired were furniture and fixtures, inventory, rights to use the Precision business name, current patients, and leasehold
interests.    At closing the sole stockholder (who was also the majority stockholder in the February 1998 ICS and PHS acquisitions) executed a non-compete and non-solicitation agreement. The sole stockholder entered into a two year non-competition and non-solicitation agreement which provides that the sole stockholder will not divert any business from the Company or compete with the Company; as well as, not solicit any employees or clients of the Company. The business area is defined as the Parishes of East Baton Rogue, Assumption, West Baton Rouge, Livingston, and Ascension in the State of Louisiana. The restricted business activity is in relation to any Medicare or Medicaid home health care business unless such business is related to nursing home patients or assisted living patients. Additionally, the stockholder executed a consulting agreement with the Company to provided services related to patient advocation, introduce the Company to referral sources, and advise and assist the Company concerning Medicare regulations. The consulting agreement is for a period of
two years in the amount of $50,000, payable monthly.   Precision is a state
licensed, Medicare certified home health agency operating in the Baton Rouge, Louisiana area.

     Each of the above transactions was accounted for as a purchase.

8.   INCOME TAXES

     The Company recorded a tax benefit of 34% of pre-tax loss at June 30, 1998, as the Company anticipates carrying back taxable losses to previous years in which the Company paid income taxes or generating taxable income in future periods to offset the first and second quarter 1998 losses.

9.   SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITY

     The following unaudited table presents (in 000's) a summary of the acquisitions completed during the first quarter of 1998 and a detail of the acquisitions completed during the second quarter of 1998 as presented in the supplemental schedule to the consolidated cash flow statement.

                                                                                Precision      Quality       Home
                                                                 1st Quarter       Home         Home       Health of
                                                                    1998          Health,      Health,     Alexandria
                                                                   Total           Inc.          Inc.         Inc.          Total
                                                               --------------   -----------   ---------   ------------   -----------

Supplemental schedule of non-cash investing activity:
     Value of stock issued in exchange                                $  874       $     0       $  20           $  0       $   894

     Value of note payable issued in exchange                            375         1,200           0              0         1,575

     Cash acquired in exchange                                          (123)           (0)       (132)           (62)         (317)

     Working capital deficit acquired net of cash and cash
      equivalents                                                      3,272             0         306            (25)        3,553
     Fair value of property, plant and equipment acquired               (279)         (102)          3              1          (385)

     Fair value of other assets acquired                                 (26)           (0)          1              0           (27)

     Long term debt assumed                                            2,998             0           2             69         3,069
     Fair value of other liabilities assumed                              54             0           0              0            54
                                                                      ------       -------       -----           ----       -------
     Non cash portion of acquisitions                                  7,146         1,098         192            (20)        8,416
     Cash payment for acquisition                                      1,905             0          80             20         2,005
                                                                      ------       -------       -----           ----       -------
     Goodwill recorded in exchange                                    $9,051       $ 1,098       $ 272           $  0       $10,421
                                                                      ------       -------       -----           ----       -------

10.  NOTES PAYABLE

     Notes payable consist primarily of borrowings under revolving bank lines of credit of $7,500,000 and $750,000, bearing interest at bank prime plus 1.5% and
bank prime plus 1%, respectively.   The lines of credit are collateralized by
80% of eligible receivables in staffing and outpatient surgery, 75% of eligible receivables in home health care, and 80% of physician notes receivable.
Eligible receivables are defined principally as accounts that are aged less than 90 days for staffing and outpatient surgery and 120 days for home health care. At June 30, 1998, approximately $109,000 was available based on eligible receivables under the combined lines of credit. The line of credit is subject to certain covenants, including a monthly borrowing base, a debt service coverage ratio, and a leverage ratio. At December 31, 1997, March 31, 1998, and June 30, 1998, the Company was in default on the debt service coverage ratio requirement of 1.1 : 1.0 due to the losses incurred in these periods. This default was waived by the bank through June 30, 1998.

11.  OTHER CURRENT ASSETS

     Included in Other Current Assets at June 30, 1998 is a deferred tax asset of $2,279,000 resulting from the first and second quarter 1998 losses. The Company anticipates carrying back taxable losses to previous years in which the Company paid income taxes or generating taxable income in future periods to offset the first and second quarter 1998 losses.

12.  ACCRUED OTHER

     Included in Accrued Other at June 30, 1998 is an accrual of $2,600,000 for estimated Medicare reimbursement rate reductions for 1998 cost reporting years related to the Home Health Nursing division.

13.  RECENT DEVELOPMENTS

      On June 2, 1998, the Company signed a letter of intent to purchase a portion of Columbia/HCA homecare operations subject to satisfactory completion
of due diligence and approval by the Board of Directors of both companies.   The
homecare operations covered by the letter of intent are located in the states of Alabama, Georgia, Louisiana, North Carolina, Oklahoma, and Tennessee and may include up to 116 offices and 50 Medicare provider numbers. The Company is currently conducting due diligence and negotiating with investment banks to obtain financing for the purchase of these operations.


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

GENERAL

     Amedisys, Inc. (the "Company") is a leading multi-regional provider of fully integrated alternate-site health care services. The Company's alternative-site provider services division offers the following services: infusion therapy; home health nursing services; and ambulatory surgery centers. Its management services division includes staffing and professional services and provider management services. The Company operates 55 offices within a network of subsidiaries in the southern United States.

     During the 1st quarter of 1998, the Company initiated a restructuring plan which included cost reductions and productivity enhancements to position the Company to be successful under the new IPS, as well as PPS (See note 4 to financial statements). The Company reduced operational costs, increased operational efficiencies and enhanced marketing efforts, which should result in projected annualized cost savings of approximately $5 million. The restructuring was substantially completed as of June 30, 1998.

     The implementation of IPS and the strategic decisions made by management has resulted in a decrease to net revenues in the 1st and 2nd quarters of 1998. The Company also expects to reports losses in the 3rd quarter of 1998 due to IPS while showing improved operating results.

     The Company is developing a restructuring strategy which includes focusing on the core business of being a home health care provider of nursing and infusion therapy services. As a result, the Company is currently evaluating opportunities to divest its non-core businesses, including supplemental staffing, ambulatory surgery centers, and management services division.

RESULTS OF OPERATIONS

     Revenues. Net revenues decreased 15% and 10% for the three and six months ended June 30, 1998 as compared to the same periods in 1997. Home Health Nursing division's net revenues decreased $2,067,000 or 34% for the three months ended June 30, 1998 and $3,241,000 or 26% for the six months ended June 30, 1998, as compared to the same periods in 1997. This decrease was due to the reductions in Medicare reimbursement rates as a result of the IPS and a
reduction in visits, offset by acquisitions made during the periods.   Visits
for the three month period ended June 30 decreased from 98,916 in 1997 to 68,205 in 1998, inclusive of the acquisitions made in the second quarter of 1998. For the six months period ended June 30, visits decreased from 202,309 in 1997 to 167,349 in 1998, inclusive of the acquisitions made in the first and second quarters of 1998. Offsetting these comparative decreases in net revenues in the Home Health Nursing division were revenues relating to the acquisition of Care Medical & Mobility in August 1997 and the startup and acquisitions in the Alternative Site Infusion Therapy division. Care Medical & Mobility recorded net revenues of $730,000 and $1,133,000 for the three and six month periods ending June 30, 1998, and Alternate Site Infusion Therapy recorded net revenues of $877,000 and $1,410,000 for the three and six month periods ending June 30, 1998.

     Cost of Revenues. Cost of revenues decreased by 18% and 10% for the three and six months ended June 30, 1998 as compared to the same periods in 1997. As a percentage of the net revenues, cost of revenues decreased to 57% in the three months ended June 30, 1998 from 58% for the three months ended June 30, 1997. For the six month periods ended June 1997 and 1998, cost of revenues as a percentage of net revenues have remained consistent at 59%.

     General and Administrative Expenses ("G&A"). General and administrative expenses increased by 55% and 66% for the three and six months ended June 30, 1998 as compared to the same periods in 1997. An increase of $2,153,000 and $4,382,000 for the three and six months ended June 30, 1998 is directly attributable to additional personnel and related expenses to support the startup of the Alternate Site Infusion Therapy division as well as the Company's recent acquisitions. Additionally, G&A expenses increased approximately $438,000 and $1,188,000 from the three and six months ended June 30, 1997 to 1998 due to the addition of experienced, senior management and increased resources for marketing and managed care sales. These additions should enable the Company to achieve its planned growth and position it to be a leader in the alternate-site healthcare services market.

     Provision for Estimated Income Taxes. The Company recorded a tax benefit of 34% of pre-tax loss for the six months ended June 30, 1998.

     Net Income (Loss). As a result of the reasons described above, the Company had a net loss of ($1,903,000) for the three months ended June 30, 1998 compared with net income of $373,000 for the three months ended June 30, 1997. For the six month period ending June 30, 1998, the Company recorded a net loss of ($4,424,000) as compared to net income of $674,000 for the same period in 1997. The company expects the loss to be significantly reduced during the latter half of 1998 after all the cost reductions are implemented; however, there can be no assurance the Company will be able to achieve the expected cost savings from its restructuring efforts or will be able to reduce costs without negatively impacting operations.

LIQUIDITY AND CAPITAL RESOURCES

     Notes payable consist primarily of borrowings under revolving bank lines of credit of $7,500,000 and $750,000, bearing interest at bank prime plus 1.5% and bank prime plus 1%, respectively. The lines of credit are collateralized by 80% of eligible receivables in staffing and outpatient surgery, 75% of eligible receivables in home health care, and 80% of physician notes receivable.
Eligible receivables are defined principally as accounts that are aged less than 90 days for staffing and outpatient surgery and 120 days for home health care. At June 30, 1998, approximately $109,000 was available based on eligible receivables under the combined lines of credit. The line of credit is subject to certain covenants, including a monthly borrowing base, a debt service coverage ratio, and a leverage ratio. At December 31, 1997, March 31, 1998, and June 30,1998, the Company was in default on the debt service coverage ratio requirement of 1.1 : 1.0 due to the losses incurred in these periods. This default was waived by the bank through June 30, 1998.

     The Company's operating activities used $3,620,000 during the first six months of 1998, whereas such activities provided $242,000 in cash during the
first six months of 1997.   This increase in cash used in operating activities
is primarily attributable to net losses partially offset by a decrease in accounts receivable. Net cash used in investing activities increased to $3,602,000 from $703,000 for the six months ending June 30, 1998 and 1997 respectively. Purchases of furniture, fixtures and equipment increased $871,000 in addition to $2,005,000 used to purchase several acquisitions. Net cash provided by financing activities increased to $3,623,000 from $1,818,000 for the six months ending June 30, 1998 and 1997, respectively. The change is primarily due to a proceeds from a private placement of preferred stock.

     At June 30, 1998, the Company had negative working capital of ($3,804,000) and stockholder's equity of $8,763,000. The Company's ratio of total liabilities to equity at June 30, 1998 was 2.5 to 1.0. The Company's sources of external and internal financing are limited. The Company will need to obtain additional financing in order to meet future capital requirements or complete further acquisitions.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.
Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999 and must be applied to instruments issued, acquired, or substantively modified after December 31, 1997. The Company does not expect the adoption of the accounting pronouncement to have a material effect on its financial position or results of operations.

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

FORWARD LOOKING STATEMENTS

     When included in the Quarterly Report on Form 10-Q or in documents incorporated herein by reference, the words "expects", "intends", "anticipates", "believes", "estimates", and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risk and uncertainties include, among others, general economic and business conditions, current cash flows and operating deficits, debt services needs, adverse changes in federal and state laws relating to the health care industry, competition, regulatory initiatives and compliance with governmental regulations, customer preferences and various other matters, many of which are beyond the Company's control. Theses forward-looking statements speak only as of the date of the Quarterly Report on Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company's expectations with regard thereto or any changes in events, conditions or circumstances on which any statement is based.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None

ITEM 2.   CHANGES IN SECURITIES

     During the second quarter of 1998, the Company's Nasdaq trading symbol was
changed from "AMED" to "AMEDE".   This trading symbol change resulted from the
Company's lack of compliance with Nasdaq criteria pertaining to net tangible assets as a result of acquisitions and operating losses in the first and second quarters of 1998.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     At June 30, 1998, the Company was in default on the $7,500,000 revolving bank line of credit. The line of credit is collateralized by accounts receivable and is subject to certain covenants, including a monthly borrowing base, a debt service coverage ratio, and a leverage ratio. The Company was in default on the debt service coverage ratio requirement of 1.1 : 1.0 due to the losses incurred in these periods. This default was waived by the bank.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit
  No.      Identification of Exhibit
--------   -------------------------
  2.1      --- Stock Purchase Agreement by and among Amedisys Specialized
               Medical Services, Inc., Quality Home Health Care, Inc., Frances Unger, and James Unger dated May 1, 1998.

  2.2      --- Asset Purchase Agreement by and among Amedisys Specialized
               Medical Services, Inc., and Precision Home Health Care, Inc. dated May 1, 1998.

  2.3      --- Promissory note in the amount of $800,000 to Precision Home
               Health Care, Inc. in connection with the purchase of the company.

  2.4      --- Promissory note in the amount of $400,000 to Precision Home
               Health Care, Inc. in connection with the purchase of the company.

 27.1      --- Financial Data Schedule

     (b) Report on Form 8-K

     No reports on form 8-K were filed during the second quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    AMEDISYS, INC.

                                    By:/s/ MITCHEL G. MOREL
                                       ---------------------------------
                                       Mitchel G. Morel
                                       Chief Financial Officer, Principal
                                       Financial and Accounting Officer

DATE: August 14, 1998