Form 10-K405/A
period 1997-12-31
AMEDISYS INC
filed 1998-10-05
CIK 896262

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

INDUSTRY OVERVIEW

  The health care industry continues to undergo changes. The focus is on managing cost and utilization, as opposed to the hospital/physician centered focus that dominated healthcare since the early 1950's. Since the mid-1980's, health care shifted from providing care at any cost to learning to manage costs. It is predicted the next shift will require health care providers to truly learn to manage care.

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

YEAR 2000 COMPLIANCE ISSUES

  The Company is currently evaluating its entire operation as a result of potential problems associated with Year 2000. A task force has been established within the Company to evaluate all areas for compliance issues and develop correction plans if necessary. Some internal areas and processes being evaluated include initial charge entry through billing and collections; accounts payable invoice receipt through processing and payment; bank processing of receipts and disbursements; computer hardware and software functionality; and time and/or date-sensitive office and medical equipment functionality. At present, the Company does not anticipate any material disruption in its operations or significant costs to be incurred to attain compliance. There can be no assurance, however, that the Company will identify or adequately assess all aspects of the business that may be affected. Due to this uncertainty, a contingency plan will be developed as each area is evaluated to minimize any negative impact to the Company. The Company is in the process of soliciting information concerning the Year 2000 compliance status of its payors (including the Medicare and Medicaid governmental programs), suppliers, and customers. In the event that any of the Company's significant payors, suppliers, or customers does not successfully and timely achieve Year 2000 compliance, the Company's business and/or operations could be adversely affected.

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

STOCK OPTIONS

  The Company's Amended Stock Option Plan provides for the issuance of an aggregate of 1,000,000 shares of Common Stock upon exercise of options granted pursuant to such Amended Stock Option Plan. As of December 31, 1997, options to purchase an aggregate of 957,065 shares were outstanding under the Amended Stock Option Plan.

                         1997 STOCK OPTION GRANTS

                                                                    POTENTIAL
                                                                   REALIZABLE
                                                                    VALUE AT
                                                                 ASSURED ANNUAL
                                                                    RATES OF
                                                                   STOCK PRICE
                                  PERCENT                         APPRECIATION
                                    OF                                 FOR
                         OPTIONS   TOTAL   EXERCISE                OPTION TERM
                         GRANTED  OPTIONS   PRICE     EXPIRATION ---------------
          NAME           (SHARES) GRANTED (PER SHARE)    DATE      5%      10%
          ----           -------  ------- ----------  ----------   --    -------
William F. Borne........ 34,525     3.6%    $6.20      Feb 2007  $30,835 $43,071
Lynne Shackelford-
 Bernhard............... 14,644     1.5%    $6.20      Feb 2007  $13,079 $17,269
Mitchel G. Morel........ 24,128     2.5%    $6.20      Feb 2007  $21,549 $30,099
Charles M. McCall....... 13,612     1.4%    $6.20      Feb 2007  $12,158 $16,982

                   AGGREGATED OPTION EXERCISES IN 1997

                        AND YEAR-END OPTION VALUES

                                             NUMBER OF SECURITIES
                          SHARES            UNDERLYING UNEXERCISED   VALUE OF UNEXERCISED IN-
                         ACQUIRED                   OPTIONS            THE-MONEY OPTIONS(*)
                            ON     VALUE   ------------------------- -------------------------
          NAME           EXERCISE REALIZED EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
          ----           -------- -------- ----------- ------------- ----------- -------------
William F. Borne........    --       --      26,425       46,330         $ 0          $ 0
Lynne Shackelford-
 Bernhard...............    --       --      14,298       22,096         $ 0          $ 0
Mitchel G. Morel........    --       --      17,459       28,419         $ 0          $ 0
Charles M. McCall.......    --       --       7,904       15,408         $ 0          $ 0

--------

(*) Computed based on the differences between the fair market value and aggregate exercise prices.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth, as of April 29, 1998, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known to the Company who beneficially owns more than 5% of the Company's outstanding Common Stock, (ii) each director, (iii) all named executive officers, and (iv) all directors and officers as a group:

                                                                        SHARES
                                                                          OF          PERCENT OF
                                                                        COMMON          VOTING
                         NAME AND ADDRESS(1)                             STOCK         POWER(2)
                         -------------------                            -------       ----------
Terra Healthy Living, Ltd.............................................  861,622(3)       18.4%
William F. Borne......................................................  432,359(4)        9.2%
William M. Hession, Jr................................................   90,692(5)(6)     1.9%
Lynne S. Bernhard.....................................................   56,606(7)        1.2%
Alan J. Ostrowe, M.D..................................................   48,536(6)        1.0%
Mitchel G. Morel......................................................   39,155(8)          *
Charles M. McCall.....................................................   36,404(9)          *
Karl A. LeBlanc, M.D., M.B.A..........................................    8,730(6)          *
S.F. Hartley, D.P.M...................................................   20,000             *
David Pitts...........................................................    5,000             *
Peter F. Ricchiuti....................................................    2,000             *
Ronald A. LaBorde.....................................................    2,000             *
Jake Netterville......................................................    2,000             *
All officers and directors as a group (11 persons)....................  491,329(10)      10.4%

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

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on the 5th day of October, 1998.

                                          AMEDISYS, INC.

                                          By:    /s/ William F. Borne
                                             ----------------------------------
                                                    William F. Borne
                                                 Chief Executive Officer
                                                and Chairman of the Board

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


              SIGNATURE                      TITLE                   DATE

   /s/   William F. Borne            Chief Executive
-----------------------------------   Officer and             October 5, 1998
         William F. Borne             Chairman of the
                                      Board

   /s/  James P. Cefaratti           President and Chief
-----------------------------------   Operating Officer       October 5, 1998
        James P. Cefaratti

   /s/   Mitchel G. Morel            Chief Financial
-----------------------------------   Officer (Principal      October 5, 1998
         Mitchel G. Morel             Financial and
                                      Accounting Officer)

   /s/   Ronald A. Laborde           Director
-----------------------------------                           October 5, 1998
         Ronald A. Laborde

   /s/  Jake L. Netterville          Director
-----------------------------------                           October 5, 1998
        Jake L. Netterville

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
                                                                  =====  =====

  Total tax expense (benefit) on income before taxes resulted in effective tax rates that differed from the federal statutory income tax rate. A reconciliation of these rates is as follows for 1997, 1996 and 1995:

                                                        1997     1996     1995
                                                       ------   ------   ------
     Income taxes computed on federal statutory rate.  (34.00)% (34.00)%  34.00%
     State income taxes..............................    5.00     1.00     2.00
     ASC income prior to merger (Note 2).............      --       --   (16.88)
     Losses of unconsolidated subsidiaries...........      --       --     8.33
     Write-off of notes receivable from
      unconsolidated subsidiaries....................      --       --   (14.39)
     Net operating losses utilized                         --       --       --
     Nondeductible expenses and other................    4.00    40.00     4.60
                                                       ------   ------   ------
       Total.........................................  (25.00)%   7.00%   17.66%
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