Form 10-K405/A
period 1997-12-31
AMEDISYS INC
filed 1998-10-23
CIK 896262

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

--------
(1) Previously filed as an exhibit to the Current Report on Form 8-K dated December 20, 1993, and incorporated herein by reference.
(2) Previously filed as an exhibit to the Current Report on Form 8-K dated February 14, 1994, and incorporated herein by reference.
(3) Previously filed as an exhibit to the Current Report on Form 8-K dated August 11, 1994, and incorporated herein by reference.
(4) Previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1994, and incorporated herein by reference.
(5) Previously filed as an exhibit to the Current Report on Form 8-K dated June 30, 1995, and incorporated herein by reference.
(6) Previously filed as an exhibit to the Registration Statement on Form S-1 (333-8329) dated July 18, 1996, and incorporated herein by reference.
(7) Previously filed as an exhibit to the Registration Statement on Form S-3 dated March 11, 1998, and incorporated herein by reference.
(8) Previously filed as an exhibit to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997 filed October 5, 1998, and incorporated herein by reference.

  (b) Reports on Form 8-K

  No Reports on Form 8-K were filed during the fourth quarter of 1997.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on the 23rd day of October, 1998.

                                          AMEDISYS, INC.

                                          By:    /s/ William F. Borne
                                             ----------------------------------
                                                    William F. Borne
                                                 Chief Executive Officer
                                                and Chairman of the Board

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


              SIGNATURE                      TITLE                   DATE

   /s/   William F. Borne            Chief Executive          October 23, 1998
-----------------------------------   Officer and
         William F. Borne             Chairman of the
                                      Board

   /s/  James P. Cefaratti           President and Chief      October 23, 1998
-----------------------------------   Operating Officer
        James P. Cefaratti

   /s/   Mitchel G. Morel            Chief Financial          October 23, 1998
-----------------------------------   Officer (Principal
         Mitchel G. Morel             Financial and
                                      Accounting Officer)

   /s/   Ronald A. Laborde           Director                 October 23, 1998
-----------------------------------
         Ronald A. Laborde

   /s/  Jake L. Netterville          Director                 October 23, 1998
-----------------------------------
        Jake L. Netterville

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