Form 10-Q/A
period 1998-06-30
AMEDISYS INC
filed 1998-10-23
CIK 896262

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A
                  ___________________________________________



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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................14

ITEM 5.   OTHER INFORMATION..................................................14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................14

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30,  1998 AND DECEMBER 31, 1997
(UNAUDITED, IN 000'S)

                                ASSETS                   JUNE 30,  DECEMBER 31,
                                                           1998        1997

CURRENT ASSETS:
  Cash                                                   $    471  $  4,070
  Accounts Receivable, Net of Allowance for Doubtful
    Accounts of $2,957 in June 1998 and $1,617 in
    December 1997                                           4,292     9,630
  Prepaid Expenses                                            891       247
  Other Current Assets                                      4,004       654
                                                          -------    ------
      Total Current Assets                                  9,658    14,601

Notes Receivable from Related Parties                         224       252

Property, Plant and Equipment, Net                          6,056     4,785

Other Assets, Net                                          12,374     3,232
                                                          -------    ------
      Total Assets                                       $ 28,312  $ 22,870
                                                          =======    ======
                   LIABILITIES

CURRENT LIABILITIES:
  Notes Payable                                          $  6,090  $  5,806
  Current Portion of Long-Term Debt                           927       927
  Accounts Payable                                          2,486     1,338
  Accrued Expenses:
    Payroll and Payroll Taxes                               1,541     2,025
    Insurance                                               1,020       521
    Other                                                   1,398       847
                                                          -------    ------
        Total Current Liabilities                          13,462    11,464

Long-Term Debt                                              4,948     3,129
Other Long-Term Liabilities                                 1,136         0
                                                          -------    ------
        Total Liabilities                                  19,546    14,593
                                                          -------    ------
Minority Interest                                               3         3
                                                          -------    ------
STOCKHOLDERS' EQUITY

  Common Stock                                                  3         3
  Preferred Stock                                               1         1
  Additional paid-in capital                               12,006     7,092
  Treasury Stock                                              (25)      (25)
  Stock Subscriptions Receivable                               (1)        0
  Retained Earnings (deficit)                              (3,221)    1,203
                                                          -------    ------
      Total Stockholders' Equity                            8,763     8,274
                                                          -------    ------
        Total Liabilities and Stockholders' Equity       $ 28,312  $ 22,870
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
                                                                             =======      =======    =======    =======

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(UNAUDITED, IN 000'S)


                                                                                                JUNE 1998     JUNE 1997
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME (LOSS)                                                                          $  (4,424)   $    674
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET
        CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
            DEPRECIATION AND AMORTIZATION                                                             870         581
            PROVISION FOR BAD DEBTS                                                                   415         425
            MINORITY INTEREST IN AFFILIATED COMPANY                                                     0           9
            (GAIN) LOSS ON DISPOSAL OF PROPERTY AND EQUIPMENT                                           4         (13)
            LOSS ON SALE OF MARKETABLE SECURITIES                                                       0           3

     CHANGES IN ASSETS AND LIABILTIES:
            (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE                                              3,919        (974)
            (INCREASE) IN PREPAID EXPENSES                                                           (644)       (189)
            (INCREASE) IN OTHER CURRENT ASSETS                                                     (3,217)         (3)
            (INCREASE) IN OTHER ASSETS                                                               (198)       (391)
            INCREASE (DECREASE) IN ACCOUNTS PAYABLE                                                   170        (603)
            INCREASE (DECREASE) IN ACCRUED EXPENSES                                                  (515)        723
                                                                                                ---------    --------
                        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        (3,620)        242
                                                                                                ---------    --------
CASH FLOW FROM INVESTING ACTIVITIES:
     PURCHASE OF FURNITURE, FIXTURES & EQUIPMENT                                                   (1,625)       (754)
     PROCEEDS FROM SALE OF FURNITURE, FIXTURES & EQUIPMENT                                              0          56
     CASH PAID FOR ACQUISITIONS                                                                    (2,005)          0
     (INCREASE) DECREASE IN NOTES RECEIVABLE FROM RELATED PARTIES                                      28          (5)
                                                                                                ---------    --------
     NET CASH (USED IN) INVESTING ACTIVITIES                                                       (3,602)       (703)
                                                                                                ---------    --------
CASH FLOW FROM FINANCING ACTIVITIES:
     PURCHASE OF TREASURY STOCK                                                                         0         (25)
     CASH RECEIVED IN ACQUISITIONS                                                                    317           0
     NET INCREASE IN BORROWINGS ON LINE OF CREDIT                                                     284         672
     PAYMENTS ON NOTES PAYABLE                                                                       (704)       (377)
     PROCEEDS FROM NOTES PAYABLE                                                                      473       1,704
     INCREASE (DECREASE) IN NOTES PAYABLE TO RELATED PARTIES                                            0        (988)
     PROCEEDS FROM COMMON STOCK                                                                         0         831
     DECREASE IN STOCK SUBSCRIPTIONS                                                                    0           1
     PROCEEDS FROM PREFERRED STOCK                                                                  3,253           0
                                                                                                ---------    --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      3,623       1,818
                                                                                                ---------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               (3,599)      1,357

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    4,070       1,104
                                                                                                ---------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $     471    $  2,461
                                                                                                =========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     CASH PAYMENTS FOR:
     INTEREST                                                                                   $     426    $    360
                                                                                                =========    ========
     INCOME TAXES                                                                               $     151    $     22
                                                                                                =========    ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITY (SEE NOTE 9 TO FINANCIAL STATEMENTS):
     VALUE OF STOCK ISSUED IN EXCHANGE                                                          $     894
     VALUE OF NOTE PAYABLE ISSUED IN EXCHANGE                                                       1,575
     CASH ACQUIRED IN EXCHANGE                                                                       (317)
     WORKING CAPITAL DEFICIT ACQUIRED NET OF CASH AND CASH EQUIVALENTS                              3,553
     FAIR VALUE OF PROPERTY, PLANT AND EQUIPMENT ACQUIRED                                            (385)
     FAIR VALUE OF OTHER ASSETS ACQUIRED                                                              (27)
     LONG TERM DEBT ASSUMED                                                                         3,069
     FAIR VALUE OF OTHER LIABILTIES ASSUMED                                                            54
                                                                                                ---------
     NON CASH PORTION OF ACQUISITIONS                                                               8,416
     CASH PAYMENT FOR ACQUISITIONS                                                                  2,005
                                                                                                ---------
     GOODWILL RECORDED IN EXCHANGE                                                              $  10,421
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

12.  ACCOUNTS RECEIVABLE

     Included in Accounts Receivable at June 30, 1998 is an accrual of $2,600,000 for estimated Medicare reimbursement rate reductions for 1998 cost reporting years related to the Home Health Nursing division.

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

     At June 30, 1998, the Company had negative working capital of ($3,804,000) and stockholder's equity of $8,763,000. The Company's ratio of total liabilities to equity at June 30, 1998 was 2.2 to 1.0. The Company's sources of external and internal financing are limited. The Company will need to obtain additional financing in order to meet future capital requirements or complete further acquisitions.

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

     None

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit
  No.      Identification of Exhibit
--------   -------------------------
  2.1(1)   --- Stock Purchase Agreement by and among Amedisys Specialized
               Medical Services, Inc., Quality Home Health Care, Inc., Frances Unger, and James Unger dated May 1, 1998.

  2.2(1)   --- Asset Purchase Agreement by and among Amedisys Specialized
               Medical Services, Inc., and Precision Home Health Care, Inc. dated May 1, 1998.

  2.3(1)   --- Promissory note in the amount of $800,000 to Precision Home
               Health Care, Inc. in connection with the purchase of the company.

  2.4(1)   --- Promissory note in the amount of $400,000 to Precision Home
               Health Care, Inc. in connection with the purchase of the company.

 27.1      --- Financial Data Schedule

     (1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 1998 filed October 5, 1998 and incorporated herein by reference.

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

DATE: October 23, 1998