Form 10-Q
period 1998-09-30
AMEDISYS INC
filed 1998-11-20
CIK 896262

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
        ______________________________________________________________



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      or

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ____________ to ______________


     Commission file number: 0-24260
                             -------

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


                                (225) 292-2031
                                --------------
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]     No [_]

Number of shares of Common Stock outstanding as of September 30, 1998: 3,064,918 shares

                                    PART I.
                             FINANCIAL INFORMATION
                             ---------------------

ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997........................  3

          Consolidated Statements of Operations for the Three and Nine Months
                ended September 30, 1998 and 1997...........................................................  4

          Consolidated Statements of Cash Flows for the Nine Months ended September 30, 1998 and 1997....................................................................................  5

          Notes to Consolidated Financial Statements........................................................  6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............  9


                                   PART II.
                               OTHER INFORMATION
                               -----------------

ITEM 1.   LEGAL PROCEEDINGS................................................................................. 12

ITEM 2.   CHANGES IN SECURITIES............................................................................. 12

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES................................................................... 12

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................... 12

ITEM 5.   OTHER INFORMATION................................................................................. 13

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.................................................................. 13


AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
(UNAUDITED, IN 000'S)

              ASSETS                     SEPTEMBER 30, 1998  DECEMBER 31, 1997

CURRENT ASSETS:
  CASH                                               $     0           $ 4,070
  ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL
   ACCOUNTS OF $3,060 IN SEPTEMBER 1998
   AND IN $1,617 IN DECEMBER 1997                      1,243             9,630
  PREPAID EXPENSES                                       933               247
  OTHER CURRENT ASSETS                                 4,378               654
                                                     -------           -------
      TOTAL CURRENT ASSETS                             6,555            14,601

  NOTES RECEIVABLE FROM RELATED PARTIES                  198               252

  PROPERTY, PLANT AND EQUIPMENT, NET                   6,533             4,785

  OTHER ASSETS, NET                                   10,122             3,232
                                                     -------           -------
      TOTAL ASSETS                                   $23,408           $22,870
                                                     =======           =======

                LIABILITIES

  CURRENT LIABILITIES:
   OUTSTANDING CHECKS IN EXCESS OF BANK BALANCE      $ 3,056           $     0
   NOTES PAYABLE                                       2,457             5,806
   CURRENT PORTION OF LONG-TERM DEBT                     927               927
   ACCOUNTS PAYABLE                                    2,406             1,338
   ACCRUED EXPENSES:
    PAYROLL AND PAYROLL TAXES                          1,529             2,025
    INSURANCE                                            793               521
    OTHER                                              1,406               847
                                                     -------           -------
      TOTAL CURRENT LIABILITIES                       12,575            11,464


  LONG-TERM DEBT                                       4,977             3,129
  OTHER LONG-TERM LIABILITIES                          1,136                 0
                                                     -------           -------
      TOTAL LIABILITIES                               18,688            14,593
                                                     -------           -------
  MINORITY INTEREST                                        3                 3
                                                     -------           -------
             STOCKHOLDERS' EQUITY

  COMMON STOCK                                             3                 3
  PREFERRED STOCK                                          1                 1
  ADDITIONAL PAID-IN CAPITAL                          12,006             7,092
  TREASURY STOCK                                         (25)              (25)
  STOCK SUBSCRIPTIONS RECEIVABLE                          (1)                0
  RETAINED EARNINGS (DEFICIT)                         (7,267)            1,203
                                                     -------           -------
    TOTAL STOCKHOLDERS' EQUITY                         4,717             8,274
                                                     -------           -------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $23,408           $22,870
                                                     =======           =======


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998
 AND 1997
(UNAUDITED, IN 000'S EXCEPT PER SHARE DATA)

                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               ----------------------------     ----------------------------
                                                               SEPTEMBER 98    SEPTEMBER 97     SEPTEMBER 98    SEPTEMBER 97
INCOME:
  SERVICE REVENUE                                                $  6,216        $  9,709         $ 21,896        $ 28,249
  COST OF SERVICE REVENUE                                           4,382           4,646           12,729          14,750
                                                                 --------        --------         --------        --------
    GROSS MARGIN                                                    1,834           5,063            9,167          13,499
                                                                 --------        --------         --------        --------
GENERAL AND ADMINISTRATIVE EXPENSES:
  SALARIES AND BENEFITS                                             4,159           2,916           12,524           7,801
  OTHER (NOTE 5)                                                    7,460           2,404           13,810           6,383
                                                                 --------        --------         --------        --------
    TOTAL GENERAL AND ADMINISTRATIVE EXPENSES                      11,619           5,320           26,333          14,184
                                                                 --------        --------         --------        --------
      OPERATING INCOME (LOSS)                                      (9,785)           (257)         (17,166)           (685)
                                                                 --------        --------         --------        --------
OTHER INCOME AND EXPENSE:
  INTEREST INCOME                                                      16              10               37              27
  INTEREST EXPENSE                                                   (343)           (224)            (760)           (615)
  MISCELLANEOUS                                                        91               1              115              74
                                                                 --------        --------         --------        --------
    TOTAL OTHER INCOME AND EXPENSES                                  (236)           (213)            (608)           (514)
                                                                 --------        --------         --------        --------

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST, AND
 DISCONTINUED OPERATIONS                                          (10,021)           (470)         (17,774)         (1,199)

PROVISION (BENEFIT) FOR ESTIMATED INCOME TAXES                     (2,173)           (183)          (4,809)           (443)

INCOME (LOSS) BEFORE MINORITY INTEREST AND                       --------        --------         --------        --------
 DISCONTINUED OPERATIONS                                           (7,848)           (287)         (12,965)           (756)

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                            0              12                0               2
                                                                 --------        --------         --------        --------
INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                       (7,848)           (275)         (12,965)           (754)

DISCONTINUED OPERATIONS (NOTE 8):
   INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX             475             500            1,168           1,652
   GAIN ON DISPOSITION, NET OF INCOME TAX                           3,327             ---            3,327             ---
                                                                 --------        --------         --------        --------
   TOTAL DISCONTINUED OPERATIONS                                    3,802             500            4,495           1,652
                                                                 --------        --------         --------        --------
  NET INCOME  (LOSS)                                             $ (4,045)       $    225         $ (8,470)       $    898
                                                                 ========        ========         ========        ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                          3,065           2,811            3,060           2,697
                                                                 ========        ========         ========        ========

NET INCOME (LOSS) PER COMMON SHARE BEFORE DISCONTINUED
 OPERATIONS                                                      $  (2.56)       $  (0.10)        $  (4.24)       $  (0.28)

INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX               0.16            0.18             0.38            0.61

GAIN ON DISPOSITION, NET OF INCOME TAX                               1.09             ---             1.09             ---
                                                                 --------        --------         --------        --------
NET INCOME (LOSS) PER COMMON SHARE                               $  (1.32)       $   0.08         $  (2.77)       $  (0.33)
                                                                 ========        ========         ========        ========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(UNAUDITED, IN 000'S)

                                                                                            SEPTEMBER 1998    SEPTEMBER 1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                                                            $(8,470)          $   898
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
    CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION                                                              4,806               866
      PROVISION FOR BAD DEBTS                                                                      660               695
      MINORITY INTEREST IN AFFILIATED COMPANY                                                        0                (2)
      (GAIN) LOSS ON DISPOSAL OF PROPERTY AND EQUIPMENT                                              2               (24)
      (GAIN) ON SALE OF STAFFING DIVISION                                                       (5,041)                0
      LOSS ON SALE OF MARKETABLE SECURITIES                                                          0                 3

  CHANGES IN ASSETS AND LIABILITIES:
      (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE                                                 3,494            (1,312)
      (INCREASE) IN PREPAID EXPENSES                                                              (707)             (226)
      (INCREASE) IN OTHER CURRENT ASSETS                                                        (3,600)              (80)
      (INCREASE) IN OTHER ASSETS                                                                  (804)             (481)
      INCREASE (DECREASE) IN ACCOUNTS PAYABLE                                                      185              (395)
      INCREASE IN ACCRUED EXPENSES                                                                 343             1,154
                                                                                               -------           -------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     (9,133)            1,096
                                                                                               -------           -------
CASH FLOW FROM INVESTING ACTIVITIES:
  PURCHASE OF FURNITURE, FIXTURES & EQUIPMENT                                                   (2,549)             (958)
  PROCEEDS FROM SALE OF FURNITURE, FIXTURES & EQUIPMENT                                              0               194
  CASH PAID FOR ACQUISITIONS                                                                    (2,005)             (465)
  (INCREASE) DECREASE IN NOTES RECEIVABLE FROM RELATED PARTIES                                      54               (55)
                                                                                               -------           -------
        NET CASH (USED IN) INVESTING ACTIVITIES                                                 (4,500)           (1,284)
                                                                                               -------           -------
CASH FLOW FROM FINANCING ACTIVITIES:
  PROCEEDS FROM SALE OF STAFFING DIVISION                                                        6,480                 0
  PURCHASE OF TREASURY STOCK                                                                         0               (25)
  CASH RECEIVED IN ACQUISITIONS                                                                    317                 0
  NET INCREASE (DECREASE) IN BORROWINGS ON LINE OF CREDIT                                       (3,349)              913
  PAYMENTS ON NOTES PAYABLE                                                                     (1,837)             (733)
  PROCEEDS FROM NOTES PAYABLE                                                                    1,643             1,742
  INCREASE (DECREASE) IN NOTES PAYABLE TO RELATED PARTIES                                            0              (988)
  INCREASE IN OUTSTANDING CHECKS IN EXCESS OF BANK BALANCE                                       3,056                 0
  PROCEEDS FROM COMMON STOCK                                                                         0               831
  DECREASE IN STOCK SUBSCRIPTIONS                                                                    0                 1
  PROCEEDS FROM PREFERRED STOCK                                                                  3,253                 0
                                                                                               -------           -------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                                9,563             1,741
                                                                                               -------           -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            (4,070)            1,553

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 4,070             1,104
                                                                                               -------           -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $     0           $ 2,657
                                                                                               =======           =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  CASH PAYMENTS FOR:
    INTEREST                                                                                   $   772           $   551
                                                                                               =======           =======
    INCOME TAXES                                                                               $   160           $    22
                                                                                               =======           =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITY (SEE NOTE 10 TO FINANCIAL STATEMENTS):
  VALUE OF STOCK ISSUED IN EXCHANGE                                                            $   894           $   600
  VALUE OF NOTE PAYABLE ISSUED IN EXCHANGE                                                       1,575               100
  CASH ACQUIRED IN EXCHANGE                                                                       (317)                0
  WORKING CAPITAL DEFICIT (SURPLUS) ACQUIRED NET OF CASH AND CASH EQUIVALENTS                    3,553              (313)
  FAIR VALUE OF PROPERTY, PLANT AND EQUIPMENT ACQUIRED                                            (385)                0
  FAIR VALUE OF OTHER ASSETS ACQUIRED                                                              (27)                0
  LONG TERM DEBT ASSUMED                                                                         3,069                 0
  FAIR VALUE OF OTHER LIABILITIES ASSUMED                                                           54                 0
                                                                                               -------           -------
  NON CASH PORTION OF ACQUISITIONS                                                               8,416               387
  CASH PAYMENT FOR ACQUISITIONS                                                                  2,005               465
                                                                                               -------           -------
  GOODWILL RECORDED IN EXCHANGE                                                                $10,421           $   852
                                                                                               =======           =======

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        AMEDISYS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   ORGANIZATION

     Amedisys, Inc. (the "Company") is a leading multi-regional provider of home health nursing services, alternate-site infusion therapy, and ambulatory surgery centers. The Company operates 37 offices within a network of subsidiaries in the southern United States.

     In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at September 30, 1998 and the results of operations for the three and nine months and cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the interim periods are not necessarily indicative of operating results for the entire year end. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Form 10-K.

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

     Accounting for Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.
Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999 and must be applied to instruments issued, acquired, or substantively modified after December 31, 1997. The Company does not expect the adoption of the accounting pronouncement to have a material effect on its financial position or results of operations.

4.   RESTRUCTURING

     The Company's business is significantly impacted by political, economic and regulatory changes. During fiscal 1998, extensive changes to the Medicare system of reimbursement were enacted in connection with the Balanced Budget Act of 1997 (the "Budget Act"). The Budget Act calls for the implementation on October 1, 2000, of a new Prospective Payment System (PPS) for Medicare payments for home health services. Until PPS is implemented, the Balanced Budget Act established an Interim Payment System (IPS), effective October 1, 1997, that reimburses home health agencies the lesser of: (1) actual, reasonable costs, (2) per-visit cost limits, or (3) newly implemented per-beneficiary cost limits.
The IPS program was announced April 1, 1998, but given effect retroactively to October 1, 1997. The implementation of IPS for the Company's Medicare cost-reimbursed nursing agencies has had and is expected to continue to have a significant impact on the Company's current and future home health nursing operations. IPS has also caused many home care agencies to go out of business or has hindered their ability to afford external consulting services which has greatly diminished the sales in our Home Health Care Management division.

     In response to IPS, the company initiated a restructuring plan which included implementing cost reduction programs and care delivery process improvements, and identifying non-core business operations for sale. The cost reduction plan included employee cutbacks and salary adjustments as well as office consolidation initiatives. The Company has closed 4 home health care nursing offices, 3 infusion therapy locations, and has consolidated 3 sites in multi-site markets as part of its efforts. Additionally, the Company sold its Staffing division in the third quarter (see note 8).

5.   WRITEDOWN OF GOODWILL

     Due to the estimated impact of IPS and with the Company's decision during the third quarter of 1998 to close certain home health nursing offices of Alliance, a subsidiary of the Company, the Company determined that an impairment existed at September 30, 1998 with respect to the recorded goodwill amounts associated with these offices. Accordingly, the Company recorded a charge of $3.4 million during the third quarter to reduce the goodwill associated with this acquisition. This charge is recorded in other general and administrative expense in the accompanying unaudited consolidated statement of operations.

6.   ACCRUED PAYROLL AND PAYROLL TAXES

     The Company currently has an Employee Stock Ownership Plan ("ESOP") relating to a subsidiary of the Company. At December 31, 1997, the Company had
accrued contributions of $705,000.   These contributions were funded during the
second quarter of 1998 through the issuance of stock of the subsidiary.

7.   PLACEMENT OF PREFERRED STOCK

     In March, 1998, Amedisys completed a secondary phase of its private placement of $.001 par value convertible preferred stock pursuant to Regulation D of the Securities Act of 1933. The Company issued an additional 350,000 shares at $10 per share for gross proceeds of $3.5 million. The Company has used the proceeds of this placement to fund synergistic acquisitions within the South East and South Central regions of the U.S. in order to accelerate the growth of its fully integrated network of outpatient health care services including the Alternate Site Infusion Therapy division. These shares are convertible into 774,356 shares of common stock which is equivalent to $4.625 per share.

8.   DISCONTINUED OPERATIONS

     Effective September 21, 1998, the Company sold certain assets, subject to the assumption of certain liabilities, of its staffing division (consisting of its wholly-owned subsidiaries of Amedisys Staffing Services, Inc., Amedisys Nursing Services, Inc., and Amedisys Home Health, Inc.) to Nursefinders, Inc. The purchase price of $7,200,000 consisted of $6,480,000 payable immediately upon closing with the balance of $720,000 placed in an escrow account. The assets being sold consist primarily of all accounts and notes receivable; prepaid expenses;

advances and deposits; on-site hardware and software; furniture, fixtures, and leasehold improvements; office supplies; records and files; transferable governmental licenses, permits, and authorizations; and rights in, to and under specified licenses, contracts, leases, and agreements. The liabilities being assumed are the trade accounts payable, accrued expenses, and other liabilities as of the closing date. Amedisys has agreed to a five-year non-competition covenant. The sale of the Staffing division resulted in a pre-tax gain of $5,041,000. The Company filed a Current Report on Form 8-K with the SEC relating to this disposition on October 5, 1998.

     The Company has reflected the discontinued operations in the consolidated statement of operations. Summarized financial information for the discontinued operation is as follows (in 000's):


                                                      Three months ended                      Nine months ended
                                                -------------------------------         -------------------------------
                                                September 1998   September 1997         September 1998   September 1997
                                                --------------   --------------         --------------   --------------
Service Revenue                                 $        3,812   $        4,409         $       12,607   $       13,134

Income from discontinued operation before
 provision for income taxes                     $          720   $          833         $        1,770   $        2,623

Income from discontinued operations, net
 of income taxes                                $          475   $          500         $        1,168   $        1,652

9.   INCOME TAXES

     The Company recorded a tax benefit of $2,173,000 and $4,809,000 for the three and nine months ended September 30, 1998, as the Company anticipates carrying back taxable losses to previous years in which the Company paid income taxes or generating taxable income in future periods to offset the 1998 losses. The Company recorded a tax benefit of 34% for the first two quarters of 1998. The write down of goodwill recorded in the third quarter (Note 5), however, is not deductible for tax purposes, resulting in a lower quarterly tax benefit. Included in Other Current Assets at September 30, 1998 is a deferred tax asset of $2,493,000 resulting from the year-to-date losses. The Company anticipates carrying back taxable losses to previous years in which the Company paid income taxes and generating taxable income in future periods to offset the year-to-date losses.

10.  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITY

     The following unaudited table presents (in 000's) a summary of the acquisitions completed during each quarter of 1998 as presented in the supplemental schedule to the consolidated cash flow statement.

                                                                         1/st/ Qtr   2/nd/ Qtr    3/rd/ Qtr
                                                                            1998        1998        1998
                                                                           Total       Total        Total        Total
                                                                         ---------   ---------    ---------    ---------
Supplemental schedule of non-cash investing activity:
     Value of stock issued in exchange                                    $   874     $    20      $  0         $    894
     Value of note payable issued in exchange                                 375       1,200         0            1,575
     Cash acquired in exchange                                               (123)       (194)        0             (317)
     Working capital deficit acquired net of cash and cash equivalents      3,272         281         0            3,553
     Fair value of property, plant and equipment acquired                    (279)        (98)        0             (385)
     Fair value of other assets acquired                                      (26)          1         0              (27)
     Long term debt assumed                                                 2,998          71         0            3,069
     Fair value of other liabilities assumed                                   54           0         0               54
                                                                          -------     -------      ----         --------
     Non cash portion of acquisitions                                       7,146       1,270         0            8,416
     Cash payment for acquisition                                           1,905         100         0            2,005
                                                                          -------     -------      ----         --------
     Goodwill recorded in exchange                                        $ 9,051     $   272      $  0         $ 10,421
                                                                          -------     -------      ----         --------

11.  NOTES PAYABLE

     Notes payable consist primarily of borrowings under revolving bank lines of credit of $7,500,000 and $750,000, bearing interest at bank prime plus 1.5% and bank prime plus 1%, respectively. The lines of credit are collateralized by 80% of eligible receivables in outpatient surgery and infusion, 75% of eligible receivables in home health care, and 80% of physician notes receivable. Eligible receivables are defined principally as accounts that are aged less than 90 days for outpatient surgery and infusion and 120 days for home health care. At September 30, 1998, approximately $3.2 million was available based on eligible receivables under the combined lines of credit. The line of credit is subject to certain covenants, including a monthly borrowing base, a debt service coverage ratio, and a leverage ratio. At December 31, 1997, March 31, 1998, June 30, 1998, and September 30, 1998, the Company was in default on the debt service coverage ratio requirement of 1.1 : 1.0 due to the losses incurred in these periods. This default was waived by the bank through December 27, 1998.

12.  AMOUNTS DUE MEDICARE

     As of September 30, 1998, the Company estimated cost report payables due on demand to Medicare of approximately $5 million which are netted in Accounts Receivable. The Company is in the process of confirming the liability and will be negotiating with Medicare for extended repayment. Although management expects Medicare to agree to a revised payment plan, there is no assurance at this time that the proposed terms will be accepted by Medicare.

13.  RECENT DEVELOPMENTS

     On November 2, 1998, Amedisys, Inc. signed a definitive agreement to purchase certain assets, subject to the assumption of certain liabilities, of 83 home care offices including 35 provider numbers of Columbia/HCA Healthcare Corporation located in Alabama, Georgia, Louisiana, North Carolina, Oklahoma and Tennessee. The purchase price was $24,000,000 with a portion of the consideration, $10,000,000, less certain liabilities, payable November 3, 1998 with the balance of $14,000,000 payable pursuant to a one-year promissory note at the prime rate of Union Planter's Bank of Louisiana plus 0.75%. The assets being purchased consist primarily of furniture, fixtures, and equipment; prepaid expenses; advances and deposits; inventory; office supplies; records and files; transferable governmental licenses and permits authorizations; and rights in, to and under specified licenses, contracts, leases, and agreements. The liabilities being assumed are the paid-time-off balances of the Columbia/HCA employees and obligations arising on or subsequent to the closing dates under the assumed contracts. The closing of the transaction will occur in two stages. Assets located in Louisiana and Oklahoma were acquired November 16, 1998, and the remaining assets will be acquired December 1, 1998. Columbia/HCA has agreed that for a period of two years from the date of closing it will not compete with the Company in the business of providing skilled intermittent home care services in the counties/parishes currently served by the acquired offices. Such covenant does not apply to a home health agency that is acquired as part of an acquisition of a general acute care hospital, skilled nursing facility, ambulatory surgical facility, physician practice management company or assisted living facility.

     On November 3, 1998, Amedisys, Inc. (the "Company") and CPII Acquisition Corp. ("CPII") entered into an Asset Purchase Agreement whereby the Company sold certain of the assets, subject to the assumption of certain liabilities, of its proprietary software system (Analytical Medical Systems) and home health care management division (Amedisys Resource Management) to CPII in exchange for $11,000,000 cash consideration. The assets sold consisted primarily of deposits, prepayments or prepaid expenses relating to the business; contracts; fixtures and equipment; books and records; proprietary rights with respect to the home health information system developed and used by the Company and its subsidiaries; rights under warranties; and claims, causes of action, chooses in action, rights of recovery and rights to set-off. The liabilities assumed were those associated with the assumed contracts. The Company has also agreed to provide limited support services to CPII for the period of one year from the date of the agreement.

     The Company filed a Current Report on Form 8-K with the SEC for the above transactions on November 10, 1998.

14.  LIQUIDITY

     The Company's principal capital requirements are for additional working capital to fund growth of the Company. The Company recorded a net loss for the nine months ended September 30, 1998 and had negative cash flow from operations. The Company expects to have additional losses and negative cash flow amounts for the remainder of 1998. This has negatively impacted the availability of the Company's current financing sources and is expected to decrease the Company's overall liquidity position. Management believes that with continued access to a secured working capital finance relationship, the sale of non-core operations, and persistent efforts to reduce future losses from home health care nursing operations, the Company will have sufficient liquidity to meet its capital requirements through December 31, 1998. There is no assurance that the Company will be successful in accomplishing these goals and maintaining adequate liquidity through 1998.

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

RESULTS OF OPERATIONS

     Revenues. Net revenues decreased $3,493,000 or 36% and $6,353,000 or 22% for the three and nine months ended September 30, 1998 as compared to the same periods in 1997. Home Health Nursing division's net revenues decreased $4,468,000 or 68% for the three months ended September 30, 1998 and $7,708,000 or 41% for the nine months ended September 30, 1998, as compared to the same periods in 1997. This decrease was due to the reductions in Medicare reimbursement rates as a result of IPS and a reduction in visits. As a result of the per-beneficiary limit, the Home Health Nursing division has recorded additional charges to revenue throughout 1998. Visits for the three month period ended September 30 decreased approximately 25% from 1997 to 1998. For the nine month period ended September 30, visits decreased approximately 20% from 1997 to 1998. In addition, revenues in the Home Health Care Management division decreased $896,000 or 85% and $1,056,000 or 56% for the three and nine months ended September 30, 1998. The reimbursement changes implemented as a result of IPS have caused many home care agencies to go out of business or have hindered their ability to afford external consulting services. Offsetting these comparative decreases in net revenues were increases in revenues relating to the acquisition of Care Medical & Mobility, a durable medical equipment company, in August 1997 and the startup and acquisitions in the Alternative Site Infusion Therapy division. Care Medical & Mobility recorded net revenues of $719,000 and $1,852,000 for the three and nine month periods ending September 30, 1998 as compared to $132,000 in the three and nine month periods ended September 30, 1997. Alternate Site Infusion Therapy recorded net revenues of $1,571,000 and $2,981,000 for the three and nine month periods ending September 30, 1998. This division began incurring start-up expenses in the 4th quarter of 1997.

     Cost of Revenues. Although cost of revenues decreased by 6% and 14% for the three and nine months ended September 30, 1998 as compared to the same periods in 1997, cost of revenues as a percentage of net revenues increased for both periods. Cost of revenues as a percentage of net revenues increased to 71% from 48% for the three month period ending September 30, 1998 as compared to the same period in 1997 and 58% from 52% for the nine month period ended September 30, 1998 as compared to the same period in 1997. These increases in cost of revenue are primarily attributed to the reduction in Medicare reimbursement, specifically the per-beneficiary charges described above. Exclusive of these charges, cost of revenue as a percentage of net revenues would have been 51% and 50% for the three and nine month periods ended September 30, 1998. These percentages are comparable to the same periods in 1997.

     General and Administrative Expenses ("G&A"). General and administrative expenses increased by $6,299,000 or 118% and $12,149,000 or 86% for the three and nine months ended September 30, 1998 as compared to the same periods in 1997. Included in G&A expenses for the three months ended September 30, 1998 is a charge of $3.4 million to record an impairment in the recorded value of
goodwill relating to a home health care acquisition.   An increase of $2,499,000
and $7,615,000 for the three and nine months ended September 30, 1998 is directly attributable to additional personnel and related expenses to support the startup of the Alternate Site Infusion Therapy division as well as the Company's recent acquisitions and developments. Furthermore, G&A expenses increased approximately $510,000 and $1,698,000 from the three and nine months ended September 30, 1997 to 1998 due to expanded resources for marketing and managed care as well as the additional of experienced, senior management.

     Other Income and Expense. Other income and expense increased $23,000 and $94,000 for the three and nine months ended September 30, 1998 from the same periods in 1997 primarily due to additional interest expense incurred in 1998 as compared to 1997.

     Provision for Estimated Income Taxes. The Company recorded a tax benefit related to continuing operations of $2,173,000 and $4,809,000 for the three and nine months ended September 30, 1998.

     Discontinued Operations. The Company disposed of its staffing division in the third quarter of 1998. This disposition has been deemed a discontinued operation. Income from discontinued operations, net of income tax, decreased $25,000 or 5% for the three months ended September 30, 1998 from the same period in 1997, and $484,000 or 29% for the nine months ended September 30, 1998 as compared to the same period in 1997. On disposal, the Company recorded a gain of $3,327,000 after income taxes.

     Net Income (Loss). As a result of the reasons described above, the Company had a net loss of ($4,045,000) for the three months ended September 30, 1998 compared with net income of $225,000 for the same period in 1997. For the nine month period ending September 30, 1998, the Company recorded a net loss of ($8,470,000) as compared to net income of $898,000 for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirements are for additional working capital to fund growth of the Company. The Company recorded a net loss for the nine months ended September 30, 1998 and had negative cash flow from operations. The Company expects to have additional losses and negative cash flow amounts for the remainder of 1998. This has negatively impacted the availability of the Company's current financing sources and is expected to decrease the Company's overall liquidity position. Management believes that with continued access to a secured working capital finance relationship, the sale of non-core operations, and persistent efforts to reduce future losses from home health care nursing operations, the Company will have sufficient liquidity to meet its capital requirements through December 31, 1998. There is no assurance that the Company will be successful in accomplishing these goals and maintaining adequate liquidity through 1998.

     At September 30, 1998, the Company had current assets of $6,555,000 and current liabilities of $12,575,000 resulting in a working capital deficit of ($6,020,000) as compared to working capital of $3,137,000 as of December 31, 1997. Working capital decreased by $9,157,000 primarily as a result of the net losses for nine months ended September 30, 1998.

     The Company's operating activities used $9,133,000 during the first nine months of 1998, whereas such activities provided $1,096,000 in cash during the first nine months of 1997. This increase in cash used in operating activities is primarily attributable to net losses partially offset by a decrease in accounts receivable. Net cash used in investing activities increased to $4,500,000 from $1,284,000 for the nine months ending September 30, 1998 and 1997 respectively. Purchases of furniture, fixtures and equipment increased $1,591,000 in addition to $2,005,000 used to purchase several acquisitions. Net cash provided by financing activities increased to $9,563,000 from $1,741,000 for the nine months ending September 30, 1998 and 1997, respectively. This change is due to the sale of the Staffing division in the third quarter of 1998 and proceeds from a private placement of preferred stock. The monies received from this sale were used to fund operating losses.

     Notes payable consist primarily of borrowing under revolving bank lines of credit of $7,500,000 and $750,000, bearing interest at bank prime plus 1.5% and bank prime plus 1%, respectively. The lines of credit are collateralized by 80% of eligible receivables in outpatient surgery and infusion, 75% of eligible receivables in home health care, and 80% of physician notes receivable.
Eligible receivables are defined principally as accounts that are aged less than 90 days for outpatient surgery and infusion and 120 days for home health care. At September 30, 1998, approximately $3.2 million was available based on eligible receivables under the combined lines of credit. The line of credit is subject to certain covenants, including a monthly borrowing base, a debt service coverage ratio, and a leverage ratio. At December 31, 1997, March 31, 1998, June 30, 1998, and September 30, 1998, the Company was in default on the debt service coverage ratio requirement of 1.1 : 1.0 due to the losses incurred in these periods. This default was waived by the bank through December 27, 1998.

     As of September 30, 1998, the Company estimated cost report payables due on demand to Medicare of approximately $5 million which are netted in Accounts Receivable. The Company is in the process of confirming the liability and will be negotiating with Medicare for extended repayment. Although management expects Medicare to agree to a revised payment plan, there is no assurance at this time that the proposed term will be accepted by Medicare.

     As described in Note 13 to the consolidated financial statements, the Company acquired 83 homecare offices of Columbia/HCA Healthcare Corporation in November 1998. The Company will need additional financing to fund the working capital needs of this acquisition.

YEAR 2000 COMPLIANCE ISSUES

     The Company is currently evaluating its entire operation as a result of potential problems associated with Year 2000. A task force has been established within the Company to evaluate all areas for compliance issues and develop correction plans if necessary. Some internal areas and processes being evaluated include initial charge entry through billing and collections; accounts payable invoice receipt through processing and payment; bank processing of receipts and disbursements; computer hardware and software functionality; and time and/or date-sensitive office and medical equipment functionality. At present, the Company does not anticipate any material disruption in its operations or significant costs to be incurred to attain compliance. There can be no assurance, however, that the Company will identify or adequately assess all aspects of the business that may be affected. Due to this uncertainly, a contingency plan will be developed as each area is evaluated to minimize any negative impact to the Company. The Company is in the process of soliciting information concerning the Year 2000 compliance status of its payors (including the Medicare and Medicaid governmental programs), suppliers, and customers. In the event that any of the Company's significant payors, suppliers, or customers does not successfully and timely achieve Year 2000 compliance, the Company's business and/or operations could be adversely affected.

CORPORATE COMPLIANCE PROGRAM

     The Company has recently begun to formalize a Corporate Compliance Program. The increasing complexity of the health care industry has driven the Company to adopt a program to assure that adequate systems are in place to facilitate ethical and legal conduct. The laws and regulations affecting the industry and reimbursement policies vary among each individual payer. In addition to these regulations, the Company must adhere to the guidelines established by the Office of Inspector General. Being accustomed to operating in a highly regulated environment, the Company has a large number of policies, procedures, and practices designed to ensure that the activities of the employees and the Company as a whole are in full compliance with relevant laws, standards, and federal reimbursement guidelines.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

     Effective with the close of business on September 28, 1998, the Company's common stock began trading on the OTC Bulletin Board under the ticker symbol "AMED". This development resulted from non-compliance with the Nasdaq National Market's net tangible asset requirement.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     At September 30, 1998, the Company was in default on the $7,500,000 revolving bank line of credit. The line of credit is collateralized by accounts receivable and is subject to certain covenants, including a monthly borrowing base, a debt service coverage ratio, and a leverage ratio. The Company was in default on the debt service coverage ratio requirement of 1.1 : 1.0 due to the losses incurred. This default was waived by the bank through December 27, 1998.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 12, 1998, the annual shareholders meeting of the Company was held with the following seven items of business to be voted on:

          Item 1. Election of five directors to serve until the next annual meeting of the shareholders of the Company. The nominated individuals were William F. Borne, CEO of Amedisys, Inc.; Ronald A. LaBorde, President and CEO of Piccadilly Cafeterias; Jake L. Netterville, managing director of Postlethwaite and Netterville, a public accounting firm; David R. Pitts, President and CEO of Pitts Management Associates, Inc.; and David F. Ricchiuti, Assistant Dean and Director of Research at Tulane University's A.B. Freeman School of Business. These individuals were approved as a group by shareholders, receiving 2,441,390 votes in favor, 52,225 votes against and 4,300 votes abstained.

          Item 2. Proposed amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock from 10,000,000 to 30,000,000. This amendment was approved by the shareholders, receiving 2,405,985 votes in favor, 87,510 votes against and 4,420 votes abstained.

          Item 3. Proposed amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of preferred stock from 2,500,000 to 5,000,000. This amendment was approved by the shareholders, receiving 2,400,985 votes in favor, 92,980 votes against and 3,950 votes abstained.

          Item 4. Proposed 1998 Employee Stock Option Plan. This plan was approved by the shareholders, receiving 2,433,652 votes in favor, 57,613 votes against and 6,650 votes abstained.

          Item 5. Proposed 1998 Directors Stock Option Plan. This plan was approved by the shareholders, receiving 2,434,625 votes in favor, 58,640 votes against and 4,650 votes abstained.

          Item 6. Proposed 1998 Employee Stock Option Plan. This plan was approved by the shareholders, receiving 2,441,432 votes in favor, 51,833 votes against and 4,650 votes abstained.

          Item 7. Reappointment of the Company's independent public accounting firms of Arthur Andersen LLP and Hannis T. Bourgeois & Co., LLP. The reappointment of the independent public accounting firms was approved by the shareholders, receiving 2,491,390 votes in favor, 4,825 votes against and 1,700 votes abstained.

ITEM 5.   OTHER INFORMATION

     In July 1998, the Company announced that 500,000 shares of its common stock would be purchased by certain of its officers and directors. To date, this transaction has not been consummated.

     On August 8, 1998, the Company filed a Form S-8 Registration Statement with the SEC in connection with an Employee Stock Purchase Plan which provides for the issuance of up to 1,000,000 shares of its common stock, par value $.001 per share.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

Exhibit
  No.        Identification of Exhibit
--------     -------------------------
10.1(1)      --- Master Corporate Guaranty of Service Agreements between Care
                 South Home Health Services, Inc. and Amedisys, Inc. dated November 2, 1998
27.1(2)      --- Financial Data Schedule

(1) A written request has been made to the Securities and Exchange Commission to classify this document as confidential.
(2) Filed herewith.

          (b) Report on Form 8-K

     The Company filed a Current Report on Form 8-K with the SEC on July 23, 1998 in connection with the acquisition of Alliance Home Health, Inc. on January 1, 1998. Included in the filing were audited financial statements of Alliance Home Health, Inc. for the years ended September 30, 1997 and 1996 in an audit report dated June 17, 1998. The audited financial statements were comprised of balance sheets, statements of operations and retained earnings, and statements of cash flows. Pro forma financial information, required pursuant to Article 11 of Regulation S-X, was also included in the filing. The pro forma financial information was comprised of a pro forma consolidated balance sheet as of December 31, 1997, a pro forma consolidated statement of operations for the year ended December 31, 1997, and explanatory notes.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                               AMEDISYS, INC.

                               By: /s/ MITCHEL G. MOREL
                                   -----------------------------------
                               Mitchel G. Morel
                               Chief Financial Officer, Principal Financial and Accounting Officer

DATE: November 19, 1998