Form 10-Q/A
period 1998-09-30
AMEDISYS INC
filed 1998-12-30
CIK 896262

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A
        ______________________________________________________________



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

(1) Filed herewith. An asterisk appearing in Exhibit 10.1 indicates information which has been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidentiality Treatment Request. Asterisks appear on pages 2, 6, 17, 42 and 44 of the exhibit. Approximately four pages of text have been omitted.
(2) Filed as an exhibit to the Quarterly Report for the period ended
September 30, 1998, Commission file number 0-24260 and incorporated herein by reference.

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

DATE: December 30, 1998