Form 10-K405
period 1998-12-31
AMEDISYS INC
filed 1999-03-31
CIK 896262

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

                 For the Fiscal Year Ended: December 31, 1998

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

                       (225) 292-2031 or (800) 467-2662
             (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Exchange Act: None

     Securities registered pursuant to Section 12(g) of the Exchange Act:
                    Common Stock, par value $.001 per share

  Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [_]

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-K in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Issuer's revenues for the year ended December 31, 1998 were $ 38,086,337.

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price as quoted by the OTC Bulletin Board on March 26, 1999 was $5,790,730. As of March 29, 1999 registrant has 3,071,797 shares of Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
 PART I...................................................................    3
    ITEM 1.  BUSINESS....................................................     3
    ITEM 2.  PROPERTIES..................................................    12
    ITEM 3.  LEGAL PROCEEDINGS...........................................    13
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    13
 PART II..................................................................   13
    ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS.....................................................    13
    ITEM 6.  SELECTED FINANCIAL DATA.....................................    14
    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS...................................    15
    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA..................    19
    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE....................................    19
 PART III.................................................................   19
    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    19
    ITEM 11. EXECUTIVE COMPENSATION......................................    19
    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT..................................................    20
    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    20
 PART IV..................................................................   20
    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K....................................................    20
 SIGNATURES...............................................................   22
 FINANCIAL STATEMENTS.....................................................  F-1

                                    PART I

ITEM 1. BUSINESS

General

  Amedisys, Inc., a Delaware corporation ("the Company"), is a leading multi-regional provider of alternate-site health care services including home health care nursing, home infusion therapy and ambulatory surgery centers. The Company operates 71 offices within a network of subsidiaries in the southern and southeastern United States.

  Amedisys was incorporated in Louisiana in 1982. The Company consolidated the holdings of its subsidiaries through stock transfers pursuant to Section 351 of the Internal Revenue Code causing these subsidiaries to be 100% owned by Amedisys, Inc. in 1992. In 1993 the Company became public through a merger with M & N Capital, a New York corporation. In 1994, it moved its state of incorporation from New York to Delaware. Amedisys currently trades on the OTC Bulletin Board under the symbol "AMED."

  The Company seeks to differentiate itself from its competitors by providing a high level of quality medical care to its patients and a work environment that respects and values its employees. Its growth objective is to enhance its position in each of its markets and to provide its menu of services to patients, physicians and payors in a cost effective manner while maintaining a high level of quality. Amedisys will continue to penetrate its markets and increase patient admissions to its programs through its strong reputation for quality care and focused marketing and sales efforts.

Recent Developments

 Recent Acquisitions

  On November 2, 1998, Amedisys, Inc. signed a definitive agreement to purchase certain assets, subject to the assumption of certain liabilities, of 83 home care offices including 35 provider numbers in Alabama, Georgia, Louisiana, North Carolina, Oklahoma and Tennessee from Columbia/HCA Healthcare Corporation. The Company had no material relationship with Columbia/HCA Healthcare Corporation prior to this transaction. The purchase price of $24,000,000 was calculated using various factors consistent with industry practice, including but not limited to: (i) a dollar figure per home care visit, (ii) number of patients, and (iii) state certificate of need requirements. A portion of the consideration, $9,994,000, less certain liabilities, was paid November 3, 1998 with the balance of $14,006,000 payable pursuant to a one-year promissory note at the prime rate of Union Planter's Bank of Louisiana plus 0.75%. The source for the cash portion of the consideration was from the sale of certain assets. The assets purchased consisted primarily of furniture, fixtures, and equipment; prepaid expenses; advances and deposits; inventory; office supplies; records and files; transferable governmental licenses and permits authorizations; and rights in, to and under specified licenses, contracts, leases, and agreements. The liabilities assumed were the paid-time-off balances of the Columbia/HCA employees and obligations arising on or subsequent to the closing dates under the assumed contracts. The closing of the transaction occurred in two stages. Assets located in Louisiana and Oklahoma were acquired November 16, 1998, and the remaining assets were acquired November 30, 1998. Columbia/HCA has agreed that for a period of two years from the date of closing it will not compete with the Company in the business of providing skilled intermittent home care services in the counties/parishes currently served by the acquired offices. Such covenant does not apply to a home health agency that is acquired as part of an acquisition of a general acute care hospital, skilled nursing facility, ambulatory surgical facility, physician practice management company or assisted living facility.

  On November 1, 1998, the Company acquired certain assets of Tanglewood Surgery Center in Odessa, Texas in exchange for $50,000 cash, a $50,000 note at 8.5% payable monthly over a one year period, and a $450,000 note at 10% payable monthly over a five year period. The assets acquired consisted of accounts receivable, inventory, and medical equipment. The liabilities assumed included a capital lease collateralized by the acquired medical equipment. The Company contributed this facility to West Texas Ambulatory Surgery Center, LLC in exchange for a 67% ownership interest. The remaining ownership interest is held by local physicians.

 Recent Dispositions

  On September 21, 1998, the Company sold certain assets, subject to the assumption of certain liabilities, of its wholly-owned subsidiaries of Amedisys Staffing Services, Inc., Amedisys Nursing Services, Inc., and Amedisys Home Health, Inc. to Nursefinders, Inc. The Company had no material relationship with Nursefinders, Inc. prior to this transaction. The purchase price of $7,200,000 was calculated using a multiple of earnings before interest, taxes, depreciation, and amortization (EBITDA). At closing, $6,480,000 was payable immediately with the balance of $720,000 placed in an escrow account. The escrow funds were to be held for an initial ninety (90) day period. The assets sold consisted primarily of all accounts and notes receivable; prepaid expenses; advances and deposits; on-site hardware and software; furniture, fixtures, and leasehold improvements; office supplies; records and files; transferable governmental licenses, permits, and authorizations; and rights in, to and under specified licenses, contracts, leases, and agreements. The liabilities assumed were the trade accounts payable, accrued expenses, and other liabilities as of the closing date. The Company has agreed to a five-year non-competition covenant.

  On November 3, 1998, Amedisys, Inc. (the "Company") and CPII Acquisition Corp. ("CPII") entered into an Asset Purchase Agreement whereby the Company sold certain of the assets, subject to the assumption of certain liabilities, of its proprietary software system (Analytical Medical Systems) and home health care management division (Amedisys Resource Management) to CPII in exchange for $11,000,000 cash. The assets sold consisted primarily of proprietary rights with respect to the home health information system developed and used by the Company and its subsidiaries; deposits, prepayments or prepaid expenses relating to the business; contracts; fixtures and equipment; books and records; rights under warranties; and claims, causes of action, chooses in action, rights of recovery and rights to set-off. The liabilities assumed were those associated with the assumed contracts. The Company has also agreed to provide limited support services to CPII for the period of one year from the date of the agreement. The Company has retained a licensing agreement with CPII for the software for a period of five years.

  On January 1, 1999, the Company sold all of the issued and outstanding stock of Amedisys Durable Medical Equipment, Inc. d/b/a Care Medical and Mobility
(ADME) to Ace Drug Medical Equipment, Inc. (ACE), a Texas Corporation. The sales price was $672,385 of which $100,000 was paid at closing; $418,318 was a payable pursuant to a two year note, payable in eight equal quarterly payments of principal and interest at prime plus 2%, adjusted annually; and $154,067 was payable pursuant to a one year note, payable in four quarterly payments of principal plus accrued interest at prime plus 2%. Each note is solitarily guaranteed by Terry Huckabee, a principal of ACE. ACE acquired substantially all of the assets and liabilities of ADME. This transaction was accounted for as a sale by the Company.

 Recent Financing

  In December 1998, the Company secured a $25 million asset-based line of credit with National Century Financial Enterprises, Inc. (NCFE) of Dublin, Ohio. The line of credit is collateralized by eligible accounts receivable. Eligible receivables are defined as receivables, exclusive of workers' compensation and self-pay, that are aged less than 181 days. The ongoing fees associated with this line of credit equate to 1% of eligible billed receivables generated during each billing period. The Company also obtained from NCFE a $3,000,000 loan at 20% interest, payable in equal monthly installments of principal and interest for a period of three years.

Industry Overview

  The health care industry continues to undergo changes. Today's focus is on managing cost and utilization, as opposed to the hospital/physician centered focus that has dominated healthcare since the early 1950's. Beginning in the mid-1980's, health care shifted from providing care at any cost to learning to manage costs. The industry is now experiencing another shift, which requires health care providers to work with payors to balance the management of care with cost.

  In an effort to manage health care expenditures, a strong focus has been placed on moving the primary source of health care from the traditional institutional settings (hospitals), causing home health care to play a more dynamic role. As a result, the number of services that can be provided safely and effective in sites alternate to the hospital have dramatically increased.

  Managed care, Medicare, Medicaid and other payor reimbursement pressures continue to drive patients through the continuum of care until they reach a setting where the appropriate level of care can be provided most cost effectively. Over the past several years, home care has evolved as an acceptable (and often preferred) alternative in this continuum. In addition to patient comfort and convenience, substantial cost savings can be realized through treatment at home as an alternative to institutional settings.

  To compete in this evolving environment, it is critical that providers not only provide high quality, cost effective care, but implement clinically-based management information systems to reduce costs, improve productivity, produce and analyze clinical outcomes data, and position themselves as partners in the health care continuum.

Strategy

  The Company's business objective is to enhance its position in its market areas as a primary provider of high quality, low cost alternate site health care services. To accomplish this, it will do the following:

    Focus on its employees. Because the Company is engaged in a service business, the essence of the Company is its people. The Company's emphasis on communication, education, empowerment, and competitive benefits allow it to attract some of the most highly skilled and experienced people in its markets.

    Focus on Selective Geographic Markets. The Company is targeting selected markets in the southern and southeastern United States. Through expansion of existing services, it plans to dominate these markets, to increase utilization of its services by payors and referral sources and to enhance its overall market position. Since many of the areas in which the Company operates are rural, home health care is an ideal delivery system.

    Manage Costs Through Disease State Management. Payors are focusing on the management of patients who suffer from chronic disease states which represent substantial costs. Some of the major disease states include: diabetes, congestive heart failure, HIV, cancer, and asthma. The Company's disease state management programs include patient and family education, frequent monitoring and coordinated care with other medical professionals involved in the care of the patient.

    Manage Costs Through Technology. The Company licenses a software system that had been developed internally by the Company which reduces its cost to operate its business, as well as integrates a number of financial and operating functions into a single entry system. By enhancing its operations through the use of information technology, the Company is positioned to not only operate more efficiently, but to compete in an environment increasingly influenced by cost containment.

Business Development

  The Company is committed to growth in each of its divisions, however, its current and future primary focus is in its home health care nursing services division. The Company has an active team of professionals who support business development of new and ongoing service areas. The team provides support services including market analysis; planning; research; and community, public and media relations which impact Company wide and region specific growth and budget goals. The professionals on this team also provide advertising, public relations and educational campaigns.

  The local office level of the Company, community relations and sales professionals work with administrators and branch managers to capture additional market share and enhance growth in each local market.

Service Divisions

 Home Health Care Nursing

  Services provided in home health care include four broad categories: (1) nursing and allied health services, (2) infusion therapy, (3) respiratory therapy and, (4) home medical equipment. Accounting for $28 billion in expenditures in 1997, nursing and allied services represent the largest sector or 70% of all home health care services. Medicare reimbursements account for approximately 65.2% of home care nursing. The Balanced Budget Act of 1997 established a new reimbursement system for Medicare home care nursing services for cost reporting periods beginning on or after October 1, 1997 known as the Interim Payment System ("IPS"). This change has had a significant effect on the home care industry since Medicare is its largest payor source. On March 31, 1998, the Federal Government released its final determination and definitions of IPS, which was retroactive to October of 1997. In addition to changes in the home care nursing per visit rate, it imposed a per beneficiary limit. Industry experts predicted that 40%-50% of existing home care companies would no longer be in business by the end of 1998. At the end of 1998, it was estimated that over 1,000 companies had ceased operations. In June, 1998, the Budget Committee of the U.S. House of Representatives unanimously adopted a resolution that required revision of the Medicare IPS. The amendment called for recognition that IPS is inherently unfair to many home care providers and caused cuts in needed services, and directed the House Ways and Means Commerce Committee to revise IPS during the legislative session. Additionally, the Executive branch joined the House and Senate in supporting IPS reform. This amendment instructed the authorizing committees to ensure that the Prospective Payment System ("PPS") go into effect no later than October 1, 1999, however the Health Care Financing Administrations ("HCFA") recommended that this be postponed to July of 2000 due to their Y2K issues. These changes have had and will continue to have a significant effect on the home care nursing industry since Medicare is its largest payor source (see Billing and Reimbursement).

  The Company operates 57 home care nursing offices consisting of 28 parent offices with Medicare provider numbers, and 29 branch offices. Serving this market for the past 7 years, the Company has built an excellent reputation based on quality care and specialty nursing services. Because its services are comprehensive, cost-effective and can be accessed 24 hours a day, seven days a week, the Company's home care nursing services are attractive to payors and physicians. All of its offices are either accredited or in the process of accreditation by the Joint Commission on Accreditation of Health Care Organizations ("JCAHO"). The Company provides a wide variety of home health care services including:

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

    Speech pathologists/therapists who work to restore communication and oral skills.

    Social workers who help families address the problems associated with acute and chronic illnesses.

    Home health aides who perform personal care such as bathing or assistance in walking.

 Ambulatory Surgery Centers

  Ambulatory Surgery Centers ("Centers") offer an alternative to hospital surgical suites or operating rooms. The number of procedures offered in these Centers has increased due to advances in technology, including the use of endoscopic procedures and laser equipment. These techniques are less invasive and require shorter recovery periods than traditional hospital services. The Centers offer a high quality, cost effective benefit for insurers, as well as patients who are responsible for co-payments for their procedures. Facility fees are lower than similar hospital procedures and the atmosphere is less institutional. Physicians who operate at the Centers can participate in ownership, and enjoy block scheduling and faster turnaround times, allowing them more time with their patients.

  According to a recent report by SMG Marketing Group, in 1997 the market share for freestanding surgery centers has increased in comparison to the outpatient surgical hospital market. Of the 32.1 million total surgical procedures performed in the nation last year, hospitals performed an estimated
24.1 million, of which 14.1 million or 58% occurred on an outpatient basis. It is projected that hospitals will perform 64% of all outpatient surgical procedures for the nation this year, a significant decrease from the 76% performed in 1990. Meanwhile, the shift in total outpatient surgical volume continues to increase. This shift is due, in large part, to technological advances which allow more procedures to be done in outpatient settings and payors seeking cost effective services for their health plans.

  The Company operates and has ownership interests in six ambulatory surgery centers. Each of its Centers are at the forefront of technology for a variety of out-patient surgical procedures. The Centers provide patients, physicians, and payors with an efficient and flexible alternative source for quality multi-specialty medical care. Each Center is either accredited or in the process of accreditation by the Accreditation Association of Ambulatory Health Care and staffed with highly talented and experienced multi-disciplinary teams, allowing them to enjoy an excellent reputation for delivering outstanding patient care.

 Infusion Therapy Services

  Infusion therapy is the intravenous, intramuscular, or subcutaneous administration of medications and nutrition. These procedures were once confined to hospital environments, however, with the portability of technology and the expanded training and certification standards for registered nurses, infusion procedures can be safely and effectively performed in the home setting, physician office and ambulatory infusion suites.

  According to Alex Brown in their Home Care Industry Perspective report, the total home infusion therapy market is approximately $5 billion or 13% of the total home health care expenditure, representing the second largest and fastest growing segment of the home care industry. Beginning as a cottage industry in the 1970's, the home infusion business experienced explosive growth in the mid-1980's. The industry became saturated in the 1990's. At that time, managed care, which now represents approximately 2/3 of revenues in this segment, began to negotiate lower pricing. This caused many companies to be driven out of business or acquired by the large national providers. As a result of questionable success in the integration of these combined companies, it appears that regional and local providers have benefitted as the larger, most visible companies continue to lose revenues and market share.

  The Company opened its first infusion therapy office in December, 1997. It currently operates five offices and offers a large menu of services including:

    Antibiotic therapy which is the infusion of antibiotic medications to treat various infections and diseases.

    Total parenteral nutrition which involves the provision of nutrients through catheters to patients who cannot absorb nutrients through the digestive tract due to chronic gastrointestinal conditions. This is typically a long term therapy.

    Enteral nutrition which is the infusion of nutrients through a feeding tube directly into the digestive tract. This can be a long term therapy for patients who cannot eat or drink normally.

    Pain management which is the infusion of drugs used to relieve chronic pain.

    Chemotherapy to treat various forms of cancer.

    Hydration therapy which is the infusion of fluids to patients who have disease states which deplete their normal balance of fluids.

  Referrals for these and other therapies are received primarily from managed care organizations and specialty physicians.

Billing and Reimbursement

  Revenues generated from the Company's home health care services are paid by Medicare, Medicaid, private insurance carriers, managed care organizations, individuals, and other local health insurance programs. Medicare is a federally funded program available to persons with certain disabilities and persons aged 65 or older. Medicaid, a program jointly funded by federal, state, and local governmental health care programs, is designed to pay for certain health care and medical services provided to low income individuals without regard to age. The Company has several statewide contracts for negotiated fees with insurers and managed care organizations.

  The Company submits all Medicare claims to a single insurance company acting as a fiscal intermediary for the federal government. Outpatient surgery and infusion therapy fees are collected from commercial insurance systems, managed care organizations, Medicare, Medicaid, and individuals.

Medicare Reimbursement Reductions and Related Restructuring

  The Company derives 73% of its revenues from the Medicare system. In 1997, Congress approved the Balanced Budget Act of 1997 (the "Budget Act"). The Budget Act established an interim payment system (the "IPS") that provided for the lowering of reimbursement limits for home health visits. For cost reporting periods beginning on or after October 1, 1997, Medicare-reimbursed home health agencies' cost limits were determined as the lesser of (i) their actual costs, (ii) per visit cost limits based on 105% of median costs of freestanding home health agencies, or (iii) a per beneficiary limited determined for each specific agency based on whether the agency was an "old" or "new" provider. An old provider was defined as an agency which filed a twelve month cost report in Federal FY 1994 and a new agency as one that did not. An old provider per beneficiary limit was based on 75% of 98% of the 1994 agency cost adjusted for inflation, plus 25% of a regional average as determined by Health Care Financing Administration ("HCFA"). A new provider per beneficiary limits was based on a national average, as determined by HCFA, adjusted for regional labor costs. The schedule of per visit limits for cost reporting periods ending on or after October 1, 1997 was published by HCFA on January 2, 1998 and the schedule of per-beneficiary limits for cost reporting periods beginning on or after October 1, 1997 was not published until March 31, 1998, by HCFA. The new IPS cost limits apply to the Company for the cost reporting period beginning January 1, 1998. The release of the final cost limit information well into the current fiscal year's operations created difficulty in projecting or restructuring home care operations to adjust to the lower IPS cost limits. After consolidation of offices and cost reductions, it is estimated the aggregate reduction in reimbursement for 1998, due to the effect of the per beneficiary limit, was in excess of $5.0 million for the Company's Medicare certified nursing agencies. Current operations are constantly monitored to ensure quality care is provided at the most efficient cost.

  In addition to reimbursement changes, HCFA has also established guidelines for the frequency and duration of reimbursable Medicare home health visits. These guidelines are intended to establish a clinical path for chronically ill patients to better measure their progress and/or stability. The clinical paths include a median frequency and duration of care in order to provide the most cost-effective treatment possible. These clinical paths will be a critical component in determining reimbursement under the Prospective Payment System
(PPS). The Company is monitoring these guidelines and making adjustments as appropriate in order to ensure the smoothest possible transition to PPS for both the patients and the Company.

Data Processing

  In connection with the acquisition of the home healthcare agencies from Columbia/HCA in November, 1998, the Company decided to out-source its home health care billing and payroll processing functions to create greater operating and financial efficiencies. On November 2, 1998, the Company and CareSouth Home Health Services, Inc. ("CareSouth"), an affiliate of CPII Acquisition Corp., entered into a Master Corporate Guaranty of Service Agreement whereby the Company agreed to act as guarantor for each Agency Service Agreement between CareSouth and home health agencies which are owned or managed by the Company. Under the Agency Service Agreements, CareSouth has agreed to provide payroll processing, billing services, collection services, cost reporting services and software maintenance and support for the home health agencies.

  The Company continues to use the internally-developed home health care software program which was sold in November, 1998 (See Recent Dispositions) in accordance with a license agreement. This software system features a single entry system that allows data to flow through accounting, general ledger, payroll and billing and meet the extensive cost reporting requirements for Medicare reimbursement of home health care services. It also provides clinical documentation for tracking clinical outcome results.

  Each regional office can link via modem to the corporate accounting and information systems, as well as the to the company to whom its billing and payroll services have been out-sourced. This feature allows management to routinely monitor business activities and produce management reports.


Quality Control and Improvement

  As a medical service business, the quality and reputation of the Company's personnel and operations are critical to its success. The Company has implemented quality management programs as well as policies and procedures in each of its divisions at both the corporate and field levels. The Company strives to meet guidelines set forth by the Joint Commission on Accreditation of Health Care Organizations (JCAHO), as well as state and federal guidelines for Medicare and Medicaid licensure.

  The Company maintains an active quality management team who makes periodic on-site inspections of field offices to review systems, operations, and clinical procedures. An educational division is also part of quality management operations and conducts educational and training sessions at field offices, as well as disseminating continuing education materials to employees in its field offices.

Year 2000 Compliance Issues

  The Company is continuing to evaluate its entire operation as a result of potential problems associated with Year 2000 (Y2K). A task force was established within the Company to evaluate all areas for compliance issues and develop correction plans if necessary. Some internal areas and processes being evaluated include initial charge entry through billing and collections; accounts payable invoice receipt through processing and payment; bank processing of receipts and disbursements; computer hardware and software functionality; and time and/or date-sensitive office and medical equipment functionality. In preparation for Y2K, the Company has replaced, or is in the process of replacing, all of its mission critical computer systems that are not Y2K compliant. The general accounting system was replaced and has been in use since October, 1998. The Company's home health care nursing, outpatient surgery center, and infusion division software systems are Y2K compliant. At present, the Company does not anticipate any material disruption in its operations or significant costs to be incurred to attain compliance. There can be no assurance, however, that the Company will identify or adequately assess all aspects of the business that may be affected. Due to this uncertainly, a contingency plan is being developed as each area is evaluated to minimize any negative impact to the Company. In the event that any of the Company's significant payors, suppliers, or customers does not successfully and timely achieve Year 2000 compliance, the Company's business and/or operations could be adversely affected.

Recruiting and Training

  The Company's Human Resources Department coordinates recruiting efforts for corporate and field personnel. Employees are recruited through newspaper advertising, professional recruiters, the Company's web page, networking, and word-of-mouth referrals. The Company believes it is competitive in the industry and offers its employees upward mobility, health insurance, an Employee Stock Option program, an Employee Stock Purchase Plan, a 401K plan, and a cafeteria plan.

  Uniform procedures for screening, testing, and verifying references, including criminal checks where appropriate, have been established. All employees receive a formalized orientation program, including familiarization with the Company's policies and procedures.

  The Company believes it is in compliance with all Department of Labor, Wage and Hour regulations.

Government Regulation

  The Company's home health care business is highly regulated by federal, state and local authorities. Regulations and policies frequently change and the Company monitors changes through trade and governmental publications and associations. Managers participate on various licensing and association boards. The Company's home health care subsidiaries are certified by the Health Care Financing Administration (HCFA) and are therefore eligible to receive reimbursement for services through the Medicare system. As a provider under the Medicare system, the Company is subject to the various "anti-fraud and abuse" laws, including the federal health care programs anti-kickback statute. This law prohibits any offer, payment, solicitation or receipt of any form of remuneration to induce the referral of business reimbursable under a federal health care program or in return for the purchase, lease, order, arranging for, or recommendation of items or services covered by any federal health care programs or any health care plans or programs that are funded by the United States (other than certain federal employee health insurance benefits) and certain state health care programs that receive federal funds under various programs, such as Medicaid. A related law forbids the offer or transfer of any item or service for less than fair market value, or certain waivers of copayment obligations, to a beneficiary of Medicare or a state health care program that is likely to influence the beneficiary's selection of health care providers. Violations of the anti-fraud and abuse laws can result in the imposition of substantial civil and criminal penalties and, potentially, exclusion from furnishing services under any federal health care programs. In addition, the states in which the Company operates generally have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers where they are designated to obtain the referral of patients to a particular provider.

  Congress adopted legislation in 1989, know as the "Stark" Law, that generally prohibits a physician ordering clinical laboratory services for a Medicare beneficiary where the entity providing that service has a financial relationship (including direct or indirect ownership or compensation relationships) with the physician (or a member of his immediate family), and prohibits such entity from billing for or receiving reimbursement for such services, unless a specified exemption is available. Additional legislation became effective as of January 1, 1993 know as "Stark II," that extends the Stark law prohibitions to services under state Medicaid programs, and beyond clinical laboratory services to all "designated health services," including home health services, durable medical equipment and supplies, and parenteral and enteral nutrients, equipment, and supplies. Violations of the Stark Law may also trigger civil monetary penalties and program exclusion. Pursuant to Stark II, physicians who are compensated by the Company will be prohibited from seeking reimbursement for services rendered to such patients unless an exception applies. Several of the states in which the Company conducts business have also enacted statutes similar in scope and purpose to the federal fraud and abuse laws and the Stark laws.

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

  Home health care offices have licenses granted by the health authorities of their respective states. Additionally, some state health authorities require a Certificate of Need (CON). Tennessee, Georgia, Alabama and North Carolina do require a CON to establish and operate a home health care agency, while Texas, Louisiana and Oklahoma currently do not. In every state, each location license and/or CON, issued by the health authority, determines the service areas for the home health care agency. Currently JCAHO accreditation of home health care agencies is voluntary. However, Managed Care Organizations (MCO's), use JCAHO accreditation as a minimum standard for regional and state contracts.

  Ambulatory surgery centers require a Certificate of Need in some states and are regulated by state and federal guidelines, as well as Medicare standards. While accreditation is not mandatory, the majority of managed care companies will only contract with accredited centers. All of the Company's ambulatory surgery centers have been or are in the process of being accredited by the Accreditation Association for Ambulatory Health Care.

  The Company strives to comply with all federal, state and local regulations and has satisfactorily passed all federal and state inspections and surveys. The ability of the Company to operate properly will depend on the Company's ability to comply with all applicable healthcare regulations.

Competition

  The services provided by the Company are also provided by competitors at the local, regional, and national level. Home health care providers compete for referrals based primarily on scope and quality of services, geographic coverage, pricing, and outcomes data.

  The Company believes its favorable competitive position is attributable to its reputation for over a decade of consistent, high quality care; its comprehensive menu of services; its state-of-the-art information management systems; and its widespread service network.

Seasonality

  The demand for the Company's home health care nursing, infusion therapy, and outpatient surgery are not typically influenced by seasonal factors.

Employees

  As of December 31, 1998, the Company had 1,554 full-time employees, excluding part time field nurses and other professionals in the field. The Company currently employs the following classifications of personnel:
Administrative level employees which consist of a senior management team (CEO, COO, CIO, product line and department presidents and vice presidents); office administrators; nursing directors; controllers; accountants; sales executives; licensed and certified professional staff (RN'S, LPN's, therapy assistants); and non-licensed care givers (aides).

  The Company complies with the Fair Labor Standards Act in establishing compensation methods for its employees. Select positions within the Company are deemed to be bonus eligible based on the achievement of pre-determined budget criteria. The Company sponsors and contributes toward the cost of a group health insurance program for its eligible employees and their dependents. The group health insurance program is self-funded by the Company; however, there is an aggregate stop loss policy in place to limit the liability for the Company. In addition the Company provides a group term life insurance policy and a long term disability policy for eligible employees. The Company also offers a 401K retirement plan as well as Cafeteria 125 plan, and an Employee Stock Purchase plan.

  The Company believes its employee relations are good. It successfully recruits employees and many of its employees are shareholders.

Insurance

  The Company maintains casualty coverages for all of its operations, including professional and general liability, workers' compensation, automobile, property, and fiduciary liability. The insurance program is reviewed periodically throughout the year and thoroughly on an annual basis to insure adequate coverage is in place. The Company is approved through the State of Louisiana to self-insure its workers' compensation program. All other states are covered on a fully insured basis through "A+" rated insurers. In January 1999, the Company changed from the self-insured workers' compensation plan to a fully-insured, guaranteed cost plan. All of the Company's employees are bonded. The Company is self-insured for its employee health benefits.

ITEM 2. PROPERTIES

  The Company presently leases approximately 15,724 square feet for its corporate office located at 3029 South Sherwood Forest Boulevard, Baton Rouge, Louisiana. The lease provides for a basic annual rental rate of approximately $11 per square foot through the expiration date on September 30, 2002. The Company has an aggregate of 463,153 feet of leased space for regional offices pursuant to leases which expire between April, 1999 and August, 2005. Rental rates for these regional offices range from $2 per square foot to $22 per square foot with an average of $10 per square foot. Following the recent acquisition of 83 physical offices from Columbia/HCA, the Company has consolidated or is in the process of consolidating offices that cover the same patient service area in an overall effort to decrease costs and gain operating efficiencies, while still providing quality and accessible home health services. The Company has retained the services of a national real estate advisory firm to facilitate sub-leasing the unoccupied office space for the remaining lease terms.

  The following is a list of the Company's offices. Unless otherwise indicated, the Company has one office in each city.

                               Texas (6)              Virginia (1)
     Louisiana (11)            Dallas                 Gate City
     Baton Rouge (4)           Houston (2)
     Hammond (2)               Pasadena
     Lafayette (2)             San Antonio
     Metairie                  Odessa                 North Carolina (3)
     Monroe                                           Chapel Hill
     Bossier City              Tennessee (18)         Raleigh
                               Hendersonville         Morrisville
     Georgia (18)              Carthage
     Macon                     Portland
     Covington                 Johnson City           Oklahoma (9)
     Douglasville              Bristol                Stilwell
     Fayetteville              Kingsport              Tahlequah
     Atlanta                   Athens                 Gore
     Forest Park               Ducktown               Tulsa
     Decatur                   McMinnville            Hominy
     Lawrenceville             Dayton                 Claremore
     Lavonia                   Pikeville              Vinita
     Clayton                   Jasper                 Oklahoma City
     Toccoa                    Winchester             Lawton
     Gainesville               Dickson
     Ft. Oglethorpe            Ashland                Alabama (4)
     Summerville               Livingston             Selma
     Dalton                    Nashville              Demopolis
     Rome                      Chattanooga            Huntsville
     Cedartown                                        Montgomery
     Cartersville
                                                      Florida (1)
                                                      St. Petersburgh


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  From August 1997, through September 1998, the Company's common stock traded on the Nasdaq National Market. Since September 1998, the Company has been trading on the OTC Bulletin Board. As of March 29, 1999, there were approximately 151 holders of record of the Company's Common Stock and the Company believes there are approximately 977 beneficial holders. The Company has not paid any dividends on its Common Stock and expects to retain any future earnings for use in its business development. The following table provides the high and low prices of the Company's Common Stock during 1997 and 1998 as quoted by Nasdaq and the OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                              High     Low
                                                              ----     ---
    1st Quarter 1997......................................... $7 7/8   $4 3/8
    2nd Quarter 1997.........................................  7 1/4    4 5/8
    3rd Quarter 1997.........................................  7 1/4    4 5/16
    4th Quarter 1997.........................................  7        4 5/16

    1st Quarter 1998......................................... $5 1/4   $3 13/16
    2nd Quarter 1998.........................................  4 9/16   3 5/8
    3rd Quarter 1998.........................................  4 1/4    1 13/16
    4th Quarter 1998.........................................  4        1 1/2

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth certain historical data relating to the Company. For all years presented, the data was derived from audited consolidated financial statements. Data for the years of 1994, 1995, 1996, and 1997 have been restated as a result of a discontinued operation in 1998, but in the opinion of management, presents fairly the financial condition and results of operation for these periods.

  Selected Historical                  1997       1996      1995(1)    1994(1)
Statement of Income Data    1998     Restated   Restated   Restated   Restated
------------------------  ---------  ---------  ---------  ---------  ---------
                              (In thousands, except per share amounts)
Net Service Revenue.....  $  38,086  $  37,204  $  33,522  $  23,815  $  17,326
Cost of Service Revenue.     22,923     19,074     17,931     12,766      8,826
                          ---------  ---------  ---------  ---------  ---------
  Gross Margin..........     15,163     18,130     15,591     11,049      8,500
General/Administrative
 Expenses...............     44,441     22,361     16,232     11,746      8,097
                          ---------  ---------  ---------  ---------  ---------
  Operating Income
   (Loss)...............    (29,278)    (4,231)      (641)      (697)       403
Other Income and
 Expense................     (1,281)      (753)    (1,104)      (330)      (270)
Income Tax Expense
 (Benefit)..............     (1,374)    (1,293)      (121)      (183)         1
                          ---------  ---------  ---------  ---------  ---------
Income (Loss) before
 Cumulative Effect of
 Change in Account
 Principle and
 Discontinued
 Operations.............    (29,185)    (3,691)    (1,624)      (844)       132
Cumulative Effect of
 Change in Accounting
 Principle..............         --       (235)        --         --         --
Discontinued Operations
 Income from
 discontinued
 operations, net of
 income tax.............      1,137      2,732      1,642      1,786      1,773
Gain on Disposition, net
 of income taxes........      3,177         --         --         --         --
                          ---------  ---------  ---------  ---------  ---------
Net Income (Loss).......  $ (24,871) $  (1,194) $      18  $     942  $   1,905
                          =========  =========  =========  =========  =========
Basic Earnings (Loss)
 Per Common Share.......  $   (8.12) $   (0.43) $    0.01  $    0.37  $    0.75
                          =========  =========  =========  =========  =========
Weighted Avg. Common
 Shares Outstanding.....  3,061,184  2,735,000  2,575,000  2,570,000  2,525,000
                          =========  =========  =========  =========  =========
Proforma Information
 (Unaudited)(1)
Net Income (Loss)
 (Historical)...........  $ (24,871) $  (1,194) $      18  $     942  $   1,905
Proforma adjustments:
Income Taxes on SCC
 Results................         --         --         --        191        646
                          ---------  ---------  ---------  ---------  ---------
Proforma Net Income
 (Loss).................  $ (24,871) $  (1,194) $      18  $     751  $   1,259
                          =========  =========  =========  =========  =========
Proforma Earnings
 (Losses)/Common Share..  $   (8.12) $   (0.43) $    0.01  $    0.29  $    0.50
                          =========  =========  =========  =========  =========
Balance Sheet Data
Total Assets............  $  44,428  $  22,870  $  16,858  $  11,537  $   9,160
Total Long-Term
 Obligations............  $  14,394     $3,129  $   3,223  $   1,490  $   1,537
Total Convertible
 Preferred Stock........  $       1  $       1  $      --  $      --  $      --

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

General

  The Company is a fully integrated provider of outpatient health services that operated in two basic industry segments: alternate-site provider services and management services operations. The Company's alternate-site provider segment includes the following services: home health care nursing, alternate-site infusion therapy, and ambulatory surgery centers. Its management services operations encompass: home health care management, software systems, staffing services, and physician support services. During 1998, the Company divested of its management services operations of home health care management, software systems, and staffing services and discontinued its physician support services.

  The Company's focus going forward will be on its home health care nursing division which as of December 1998, constituted 80% of net revenues. In an effort to operate most cost-efficiently in this business line following the recent acquisition of 83 physical offices from Columbia/HCA in November and December, 1998, the Company began consolidating or closing offices that cover the same patient service area in an overall attempt to decrease costs and gain operating efficiencies, while continuing to provide quality and accessible home health services. Based on office consolidations and adjustments to meet its staffing model, the Company expects to reduce salary and benefit expenses by approximately $5.5 million annually, or $458,000 per month. In addition, the Company expects to eliminate an additional $888,000 annually, or $74,000 per month in non-salary items such as car and computer leases and will continue to focus on areas of operations in which it can make additional adjustments.

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

  Reimbursement for home health care nursing services to patients covered by the Medicare program, is based on reimbursement of costs, subject to the lower of costs, per visit limits, or per beneficiary limits. Final reimbursement is determined after the submission of annual cost reports, 150 days after cost report year end, and final audits of the cost reports by the fiscal intermediary. Final closure of a cost report may not occur for as much as 24 to 30 months subsequent to fiscal year end. Effective October 1, 1997, home health cost limits were reduced and per beneficiary limits were established which have reduced payments to home health care providers. Additional proposed regulations are expected to change the payment methodology for home health care nursing providers for Medicare patients from a cost based reimbursement system to a prospective payment system in Federal FY 2000.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain items included in the Company's consolidated statements of operations as a percentage of net revenues:

                                                      Years Ended December
                                                              31,
                                                      ------------------------
                                                       1998     1997     1996
                                                      ------   ------   ------
Net services revenues...............................  100.00 % 100.00 % 100.00 %
Cost of service revenues............................   60.19    51.27    53.49
Gross margin........................................   39.81    48.73    46.51
General and administrative expenses:
  Salaries and benefits.............................   48.63    30.30    27.22
  Other.............................................   68.05    29.81    21.20
                                                      ------   ------   ------
  Total general and administrative expenses.........  116.68    60.11    48.42
Operating (loss)....................................  (76.87)  (11.38)   (1.91)
Other income and expense............................   (3.36)   (2.02)   (3.30)
                                                      ------   ------   ------
Net (loss) before taxes and cumulative effect of
 change in accounting principle and discontinued
 operations.........................................  (80.23)  (13.40)   (5.21)
                                                      ------   ------   ------
Income tax (benefit)................................   (3.61)   (3.48)   (0.36)
                                                      ------   ------   ------
Net (loss) before cumulative effect of change in
 accounting principle and discontinued operations...  (76.62)   (9.92)   (4.85)
Cumulative effect of change in accounting principle.      --    (0.63)      --
Discontinued operations
  Income from discontinued operations, net of income
   tax..............................................    2.99     7.34     4.90
                                                      ------   ------   ------
Discontinued operations
  Gain on disposition, net of income tax............    8.33       --       --
                                                      ------   ------   ------
Net Income(loss)....................................  (65.30)%  (3.21)%   0.05 %
                                                      ======   ======   ======

Years Ended December 31, 1998 and 1997

 Net Service Revenues

  For the year ended December 31, 1998 as compared to the year ended December 31, 1997, the Company=s revenues increased to $38,086,000 from $37,204,000, a 2% increase. This change is primarily attributable to increased revenues in the provider services line.

  Provider services net revenues increased to $36,712,000 in 1998 from $32,104,000 in 1997, an increase of 14%. This increase is primarily attributed to growth in infusion therapy services which began operations in December 1997. Infusion therapy services increased from $7,000 in net revenues in 1997 to $5,021,000 in 1998 due to the acquisition of three infusion companies and the start-up of four additional infusion offices. Revenues for home medical equipment, which was purchased in August 1997, increased from $465,000 for the four months ended December, 1997 to $2,566,000 for the twelve months ended December, 1998. Home health care nursing, representing 60% of consolidated net revenue, decreased from $25,345,000 in 1997 to $22,901,000 in 1998, or 9.64%.
This decrease was a result of changes in Medicare reimbursement coupled with a reduction in patient utilization, both of which where due to the implementation of IPS (See Billing and Reimbursement). Visits for our home health agencies in 1997 totaled 338,540. For the comparable agencies in 1998, visits decreased to 232,849, a decrease of 31.22%. Offsetting this dramatic reduction in visits were acquisitions completed in 1998 which added 184,416 visits, of which 104,398 visits, or 57%, were attributed to the month of December, 1998.

  Management services net revenues decreased to $1,374,000 in 1998 from $5,100,000 in 1997. This decrease is directly attributable to a decrease in home health care management and physician support service revenues. Home health care management recorded revenues declined as a result of the Medicare reimbursement changes, causing many home health care agencies to either go out of business or to cut costs not associated with direct patient care. In November, 1998, the Company sold its home health care management division. Physician support service revenues decreased from 1997 due to the loss of several management contracts. The Company has concluded that the resources used in this line of business would add greater value in other lines of business within the Company, so the physician support services were discontinued in 1998.

 Cost of Service Revenues

  Cost of Service Revenues increased $3,849,000, or 20%, to $22,923,000 in 1998 from $19,074,000 in 1997. This increase is attributed to additional expenses resulting from the acquisitions and growth of the infusion therapy division of $2,692,000 and a full year of operation for the home medical equipment division. Home medical equipment expenses increased from $209,000 for the four months ended December, 1997 to $1,454,000 for the twelve months ended December, 1998.

 General and Administrative Expenses

  General and administrative expenses increased to $44,441,000 in 1998 compared to $22,361,000 in 1997. This increase is attributed to several factors: a write-down of goodwill for acquisitions completed in 1998 of $9,522,000, additional expenses in the home health care nursing division incurred as a result of acquisitions completed during the year of $5,710,637, and additional administrative expenses incurred with the continued development of the infusion therapy division of $4,955,000.

 Other Income/Expense

  Other income (expense) increased to ($1,290,000) in 1998 from ($962,000) in 1997, a 34% increase. The increase is mainly attributed to additional interest expense incurred during 1998 in connection with debt agreements.

 Discontinued Operations

  In September, 1998, the Company sold its staffing division and has reflected this sale as a discontinued operation in the accompanying consolidated statements of operations. Net revenues for the staffing division were $12,607,000 for the nine months ended September, 1998 as compared to $17,292,000 for the twelve months ended December 31, 1997. Net Income from discontinued operations, net of income tax, was $1,137,000 for the nine months ended September 30, 1998 as compared to $2,732,000 for the twelve months ended December 31, 1997. Upon disposition, a gain, net of income tax, was recorded in the amount of $3,177,000.

 Net (Loss)

  Net (loss) increased to ($24,871,000) or ($8.12) per share for 1998 from ($1,194,000) or ($.43) per share in 1997.

Years Ended December 31, 1997 and 1996

 Net Service Revenues

  For the year ended December 31, 1997 and the year ended December 31, 1996, the Company's revenues, restated for the discontinued operations, increased to $37,204,000 from $33,522,000, an 11% increase. This change is primarily attributable to increased revenues in the management services line.

  Provider services net revenues increased to $32,104,000 in 1997 from $30,126,000 in 1996, an increase of 7%. The increase is primarily attributed to continued growth in home health care nursing as well as a full year of operations for St. Luke's SurgiCenter. Home medical equipment was added as a product line in August 1997 with revenues of $465,000.

  Management services net revenues increased to $5,100,000 in 1997 from $3,396,000 in 1996, an increase of 50%. This increase in primarily attributed to growth in home health care management. Home health care management revenues increased due to agencies seeking solutions to the expected changes in Medicare reimbursement.

 Cost of Service Revenues

  Cost of service revenues include all costs directly associated with the generation of net revenues, including salaries and employee benefits and medical supply costs. In 1997, cost of service revenues increased 6% to $19,074,000 from $17,931,000 in 1996. As a percentage of net service revenues, cost of service revenues decreased from 53% in 1996 to 51% in 1997. This decrease is primarily a result of increased revenues in the home care management and outpatient surgery divisions, which have lower direct costs.

 General and Administrative Expenses

  General and administrative expenses increased to $22,361,000 or 60% of revenue in 1997 compared to $16,232,000 or 48% of revenue in 1996. This increase is attributed to the write-off of previously recorded goodwill, increased expenses resulting from the growth in the Outpatient Surgery Division, as well as increased overhead expenses resulting from the development of the infusion therapy division. Start-up costs related to the development of this new division of $299,000 were expensed as incurred. The Company also developed an Employee Stock Ownership Plan (ESOP) for the home health care division with accrued contributions of $721,000 for 1997.

 Other Income/Expense

  Other income (expense) decreased from ($1,159,000) in 1996 to ($962,000) in 1997. This decrease is primarily attributed to a one-time charge to earnings in 1996 of $623,000 related to merger discussions with Complete Management, Inc. (CMI), offset by additional interest expense incurred in 1997.

 Cumulative Effect of Change in Accounting Principle

  During the fourth quarter of 1997, the Company changed its accounting policy to expense start-up costs which were previously capitalized as Other Assets. The Company has reflected this adjustment as a change in accounting principle from one acceptable method to another acceptable method. The cumulative effect of this change in accounting principle, as if the change were made effective January 1, 1997, is $235,000, net of an income tax benefit.

 Discontinued Operations

  In September, 1998, the Company sold its staffing division and has reflected this sale as a discontinued operation in the accompanying consolidated statements of operations. Net revenues for the staffing division were $17,292,000 for 1997 as compared to $12,538,000 for 1996. Net Income from discontinued operations, net of income tax, was $2,732,000 for 1997 as compared to $1,642,000 for 1996.

 Net Income (Loss)

  Net (loss) for 1997 was ($1,194,000) or ($0.43) per share as compared to net income of $18,000 or $.01 per share for 1996.

Liquidity and Capital Resources

  At December 31, 1998, the Company had notes payable consisting primarily of a one-year $14,006,000 note payable to Columbia/HCA as a result of an acquisition consummated in November 1998 and borrowings under bank lines of credit of $3,450,000 and $750,000 bearing interest at bank prime plus 1.5% and bank prime plus 1%, respectively. Subsequent to year end, the $3,450,000 line of credit was decreased to $2,500,000 for 120 days. At December 31, 1998, approximately $223,000 was unused under these lines of credit. These lines of credit are collateralized by 80% of eligible receivables in the staffing and outpatient surgery divisions and 75% in the home health care nursing division. Eligible receivables are defined principally as trade accounts that are aged less than 90 days for the staffing and outpatient surgery divisions and 120 days for the home health care nursing division. The bank lines of credit are subject to certain covenants, including a monthly borrowing base calculation, a debt service coverage ratio, and a leverage ratio. The Company was not in compliance with the debt service ratio requirement at December 31, 1998 and 1997, which defaults were waived by the bank through March 31, 1999. In December 1998, the Company secured a $25 million asset-based line of credit with National Century Financial Enterprises, Inc. of Dublin, Ohio. The line of credit is collateralized by eligible accounts receivable. Eligible receivables are defined as receivables, exclusive of workers' compensation and self-pay, that are aged less than 181 days. The ongoing fees associated with this line of credit equate to 1% of eligible billed receivables generated during each billing period.

  Net cash used by operating activities was ($141,000) in the year ended December 31,1997 as compared to net cash provided by operating activities of $7,626,000 in the year ended December 31,1998. The change was due to a non-cash write-off of goodwill of $9,522,000, an increase in deferred revenue of $10,240,000 and increases in accounts payable and accrued expenses, offset by the loss incurred during the year and the gain on disposition of the staffing division. Net cash used in investing activities increased from ($1,241,000) in the year ended December 31, 199 to ($3,072,000) in the year ended December 31, 1998. This decrease is attributed to an increase in the fixed asset acquisitions made during 1998.

  Net cash provided by financing activities was $5,349,000 in the year ended December 31, 1997 as compared to net cash used by financing activities of $8,052,000 in the year ended December 31, 1998. This increase is primarily attributed to cash used in purchase acquisitions of $11,647,000.

  At December 31, 1998, the Company had a working capital deficit of ($31,280,000) and a stockholders equity deficit of ($11,684,000). The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced significant losses from operations in 1998 and 1997 and has a deficit in stockholders' equity of $11,684,000 at December 31, 1998. In addition, at December 31, 1998, the Company has $22,120,000 in debt repayment obligations coming due within one year and Management's current projections indicate that operations will not produce sufficient cash flow to fund those obligations. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company has undertaken a significant restructuring effort to reduce operating costs by closing unprofitable locations and reducing components of overhead expenses to minimize this deficit. The Company is negotiating the restructuring of certain of its debt obligations and is considering the possible sale of certain operating assets to generate cash to fund its obligations. Management believes that the strategies it has undertaken will enable the Company to satisfy its obligations as they become due; however, there can be no assurance that these strategies will succeed. The financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The loan agreement with Columbia/HCA restricts the Company's ability to, among other things, incur additional indebtedness or sell or transfer any of its property unless the cash proceeds from such sale are applied to reduce the balance due on the note payable.

Inflation

  The Company does not believe that inflation has had a material effect on its results of operations for the twelve months ended December 31, 1998.

ITEM 8. FINANCIAL STATEMENTS

  See Index to Financial Statements on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

  Certain information required by Part III is omitted from this Report in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 25, 1999 pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  (a) Executive Officers--The information required by this Item is incorporated by reference to the section entitled "Executive Officers" in the Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

  Exhibit
    No.                          Identification of Exhibit
  -------                        -------------------------
  2.1(1)   --Acquisition Agreement dated December 20, 1993 between the Company and M & N Capital Corp.
  2.2(3)   --Plan of Merger dated August 3, 1994 between M & N Capital Corp.
            and the Company
  2.3(4)   --Certificate of Merger dated August 3, 1994 between M & N Capital
            Corp. and the Company
  2.4(7)   --Acquisition Agreement dated August 1,1997 between the Company and
            Allgood Medical Services, Inc.
  2.5(7)   --Exchange Agreement dated January 1, 1998 between the Company and
            Alliance Home Health, Inc. and University Capital Corp. dated
            December 10, 1997.
  2.6(7)   --Stock Purchase Agreement by and among Amedisys, Alternate-Site
            Infusion Therapy Services, Inc., PRN, Inc. d/b/a Home IV Therapy,
            Joseph W. Stephens, and Terry I. Stevens dated February 23, 1998.
  2.7(7)   --Agreement to Purchase by and between Amedisys, Alternate-Site
            Infusion Therapy Services, Inc. and Precision Health Systems,
            L.L.C. dated February 27, 1998.
  2.8(7)   --Promissory note in the amount of $250,000 to Precision Health
            Solutions, L.L.C. in connection with the purchase of the company.
  2.9(7)   --Stock Purchase Agreement by and among Amedisys Alternate-Site
            Infusion Therapy Services, Inc., Infusion Care Solutions, Inc. and
            Daniel D. Brown dated February 27,1998.
  2.10(7)  --Promissory note in the amount of $125,000 to Daniel D. Brown in connection with the purchase of the company.
  2.11(8)  --Stock Purchase Agreement by and among Amedisys Specialized Medical
            Services, Inc., Quality Home Health Care, Inc., Frances Unger, and
            James Unger dated May 1, 1998.
  2.12(8)  --Asset Purchase Agreement by and among Amedisys Specialized Medical
            Services, Inc., and Precision Home Health Care, Inc. dated May 1,
            1998.
  2.13(8)  --Promissory note in the amount of $800,000 to Precision Home Health
            Care, Inc. in connection with the purchase of the company.
  2.14(8)  --Promissory note in the amount of $400,000 to Precision Home Health
            Care, Inc. in connection with the purchase of the company.
  2.15(9)  --Asset Purchase agreement among Nursefinders, Inc., Amedisys
            Staffing Services, Inc., Amedisys Nursing Services, Inc., and
            Amedisys Home Health, Inc. and Amedisys, Inc.
  2.16(10) --Asset Purchase Agreement by and between CPII Acquisition Corp. and
            Amedisys, Inc.
  2.17(10) --Asset Purchase Agreement by and between Columbia/HCA Healthcare
            Corporation and Amedisys, Inc.
  2.18(13) --Asset Purchase Agreement among Amedisys Surgery Centers, LC and
            Permian Surgical Care Center, Inc. d/b/a Tanglewood Surgery Center
  3.1(4)   --Certificate of Incorporation
  3.2(4)   --Bylaws
  4.1(4)   --Common Stock Specimen
  4.2(7)   --Certificate of Designation for the Series A Preferred Stock
  4.3(7)   --Preferred Stock Specimen
  4.4(7)   --Form of Placement Agent's Warrant Agreement
  5.1(7)   --Opinion regarding Legality
 10.1(4)   --Master Note with Union Planter's Bank of Louisiana
 10.2(4)   --Merrill Lynch Term Working Capital Management Account
 10.3(5)   --Promissory Note with Deposit Guaranty National Bank

 Exhibit
   No.                         Identification of Exhibit
 -------                       -------------------------
 10.4(7)  --Amended and Restated Stock Option Plan
 10.5(7)  --Registration Rights Agreement
 10.6(11) --Master Corporate Guaranty of Service Agreements between CareSouth
           Home Health Services, Inc. and Amedisys, Inc. dated November 2,
           1998.
 18.1(8)  --Letter regarding Change in Accounting Principles
 21.1(7)  --List of Subsidiaries
 23.1(7)  --Consent of Counsel (contained in Exhibit 5.1)
 23.2(7)  --Consents of Arthur Andersen, LLP and Hannis T. Bourgeois & Co.,
           L.L.P., independent public accountants
 27.1(13) --Financial Data Schedule

--------
 (1) Previously filed as an exhibit to the Current Report on Form 8-K dated December 20, 1993.
 (2) Previously filed as an exhibit to the Current Report on Form 8-K dated February 14, 1994.
 (3) Previously filed as an exhibit to the Current Report on Form 8-K dated August 11, 1994.
 (4) Previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1994.
 (5) Previously filed as an exhibit to the Current Report on Form 8-K dated June 30, 1995.
 (6) Previously filed as an exhibit to the Registration Statement on Form S-1 (333-8329) dated July 18, 1996.
 (7) Previously filed as an exhibit to the Registration Statement on Form S-3 dated March 11, 1998.
 (8) Previously filed as an exhibit to the Quarterly Report on Form 10-Q dated August 14, 1998.
 (9) Previously filed as an exhibit to the Current Report on Form 8-K dated October 5, 1998.
(10) Previously filed as an exhibit to the Current Report on Form 8-K dated November 10, 1998.
(11) Previously filed as an exhibit to the Quarterly Report on Form 10-Q dated December 30, 1998.
(12) Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997.
(13) Filed herewith.

  (b) Report on Form 8-K

  The Company filed a Current Report on Form 8-K with the SEC on October 5, 1998 in connection with the disposition of its Staffing Division to Nursefinders, Inc. on September 21, 1998. Pro forma financial information, required pursuant to Article 11 of Regulation S-X, was included in the filing. The pro forma financial information was comprised of a pro forma consolidated balance sheet as of June 30, 1998, a pro forma consolidated statement of operations for the six months ended June 30, 1998 and the year ended December 31, 1997, and explanatory notes.

  The Company filed a Current Report on Form 8-K with the SEC on November 10, 1998 in connection with the sale of its proprietary software system and home health care management division to CPII Acquisition Corp. on November 3, 1998, the acquisition of 83 home care offices of Columbia/HCA Healthcare Corporation on November 2, 1998, and the Master Corporate Guaranty of Service Agreement entered into with CareSouth Home Health Services, Inc. on November 2, 1998 . Pro forma financial information for the sale of the proprietary software system and health care management division, required pursuant to Article 11 of Regulation S-X, was included in the filing. This pro forma financial information was comprised of a pro forma consolidated balance sheet as of June 30, 1998, a pro forma consolidated statement of operations for the six months ended June 30, 1998 and the year ended December 31, 1997, and explanatory notes. The audited financial statements and pro forma financial information for the acquisition of the home care offices of Columbia/HCA Healthcare Corporation were not available to be included in the Current Report on Form 8-K filed on November 10, 1998, but were subsequently filed as of part of the Current Report on Form 8-K/A filed on January 19, 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on the 31st day of March, 1999.

                                          AMEDISYS, INC.

                                          By:     /s/ William F. Borne
                                             ----------------------------------

                                                     William F. Borne,
                                                Chief Executive Officer and
                                                   Chairman of the Board

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

              Signature                      Title                   Date

       /s/ William F. Borne          Chief Financial           March 31, 1999
-----------------------------------   Officer and Chairman
         William F. Borne             of the Board

        /s/ Larry R. Graham          Chief Operating           March 31, 1999
-----------------------------------   Officer (Principal
          Larry R. Graham             Financial and
                                      Accounting Officer)

      /s/ Jake L. Netterville        Director                  March 31, 1999
-----------------------------------
        Jake L. Netterville

                                     Director                  March 31, 1999
-----------------------------------
          David R. Pitts

                                     Director                  March 31, 1999
-----------------------------------
        Peter F. Ricchiuti

       /s/ Ronald A. LaBorde         Director                  March 31, 1999
-----------------------------------
         Ronald A. LaBorde

                        AMEDISYS, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                   [To Come]

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Amedisys, Inc. and Subsidiaries:

  We have audited the accompanying consolidated balance sheets of Amedisys, Inc. (a Delaware Corporation) and Subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amedisys, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company experienced significant losses from operations in 1998 and 1997 and has a deficit in stockholders' equity of $11,684,000 at December 31, 1998. In addition, at December 31, 1998, the Company has $22,120,000 in debt repayment obligations coming due within one year and Management's current projections indicate that operations will not provide sufficient cash flow to fund those obligations. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

  As explained in Note 5 to the financial statements, effective January 1, 1997, the Company changed its method of accounting for start-up costs.

ARTHUR ANDERSEN LLP                           HANNIS T. BOURGEOIS & CO., LLP
New Orleans, Louisiana                        Baton Rouge, Louisiana

March 29, 1999

                        AMEDISYS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1998 AND 1997

                          (in 000's except share data)

                                                               1998     1997
                                                             --------  -------
CURRENT ASSETS:
  Cash and cash equivalents................................. $    572  $ 4,070
  Accounts receivable, net of allowance for doubtful
   accounts of $3,095 in 1998 and $1,617 in 1997............    7,456    9,630
  Prepaid expenses..........................................      604      247
  Income tax receivable (Note 9)............................       --      118
  Inventory and other current assets........................    1,703      536
                                                             --------  -------
    Total current assets....................................   10,335   14,601
NOTES RECEIVABLE FROM RELATED PARTIES (Note 10).............       89      252
OTHER INVESTMENTS (Note 4)..................................      689      399
PROPERTY, PLANT AND EQUIPMENT, NET (Notes 3 and 8)..........    8,574    4,785
DEFERRED TAX ASSET (Note 9).................................       --      926
OTHER ASSETS, NET (Note 5)..................................   24,741    1,907
                                                             --------  -------
    Total assets............................................ $ 44,428  $22,870
                                                             ========  =======
CURRENT LIABILITIES:
  Accounts payable.......................................... $  7,295  $ 1,338
  Accrued expenses--
   Payroll and payroll taxes................................    5,257    2,025
   Insurance (Note 12)......................................      368      521
   Other....................................................    4,456      847
  Notes payable (Note 6)....................................   18,979    5,806
  Deferred revenue, current portion (Note 2)................    2,119       --
  Current portion of notes payable to related parties (Note
   10)......................................................       45       45
  Current portion of long-term debt (Note 7)................    2,633      690
  Current portion of obligations under capital leases (Note
   8).......................................................      463      192
                                                             --------  -------
    Total current liabilities...............................   41,615   11,464
LONG-TERM DEBT (Note 7).....................................    4,759    2,995
DEFERRED REVENUE (Note 2)...................................    8,121       --
OBLIGATIONS UNDER CAPITAL LEASES (Note 8)...................      688      134
OTHER LONG-TERM LIABILITIES.................................      826       --
                                                             --------  -------
    Total liabilities.......................................   56,009   14,593
                                                             --------  -------
COMMITMENTS AND CONTINGENCIES (Notes 8 and 12)..............       --       --
                                                             --------  -------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES..............      103        3
                                                             --------  -------
STOCKHOLDERS' EQUITY (Note 11):
  Common stock--$.001 par value; 30,000,000 shares
   authorized; 3,064,918 and 2,850,067 shares outstanding in
   1998 and 1997, respectively..............................        3        3
  Preferred stock--$.001 par value; 5,000,000 shares
   authorized; 750,000 and 400,000 shares outstanding in
   1998 and 1997, respectively..............................        1        1
  Additional paid-in capital................................   12,005    7,092
  Treasury stock--4,167 shares at $6.00 per share...........      (25)     (25)
  Retained earnings (deficit)...............................  (23,668)   1,203
                                                             --------  -------
    Total stockholders' equity..............................  (11,684)   8,274
                                                             --------  -------
    Total liabilities and stockholders' equity.............. $ 44,428  $22,870
                                                             ========  =======

        The accompanying notes are an integral part of these statements.

                        AMEDISYS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                          (in 000's except share data)

                                                 1998       1997       1996
                                               ---------  ---------  ---------
INCOME:
  Net service revenues.......................  $  38,086  $  37,204  $  33,522
  Cost of service revenues...................     22,923     19,074     17,931
                                               ---------  ---------  ---------
   Operating revenues........................     15,163     18,130     15,591
                                               ---------  ---------  ---------
GENERAL AND ADMINISTRATIVE EXPENSES:
  Salaries and benefits......................     18,522     11,271      9,124
  Other (Notes 2 and 5)......................     25,919     11,090      7,108
                                               ---------  ---------  ---------
   Total general and administrative expenses.     44,441     22,361     16,232
                                               ---------  ---------  ---------
   Operating income (loss)...................    (29,278)    (4,231)      (641)
                                               ---------  ---------  ---------
OTHER INCOME (EXPENSE):
  Interest expense...........................     (1,155)      (863)      (574)
  Interest income............................         46         31         24
  Write-off of investments (Note 4)..........         --         --       (566)
  Miscellaneous..............................       (181)      (130)       (43)
                                               ---------  ---------  ---------
   Total other expense.......................     (1,290)      (962)    (1,159)
                                               ---------  ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY
 INTEREST, CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE, AND DISCONTINUED
 OPERATIONS..................................    (30,568)    (5,193)    (1,800)
INCOME TAX EXPENSE (BENEFIT) (Note 9)........     (1,374)    (1,293)      (121)
                                               ---------  ---------  ---------
  Income (loss) before minority interest in
   net income of consolidated subsidiaries,
   cumulative effect of a change in
   accounting principle, and discontinued
   operations................................    (29,194)    (3,900)    (1,679)
MINORITY INTEREST IN (INCOME) LOSS OF
 CONSOLIDATED SUBSIDIARIES...................          9        209         55
                                               ---------  ---------  ---------
  Net income (loss) before cumulative effect
   of change in accounting principle and
   discontinued operations...................    (29,185)    (3,691)    (1,624)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE (Note 1)............................       --       (235)        --
DISCONTINUED OPERATIONS
  Income from discontinued operations, net of
   income tax................................      1,137      2,732      1,642
  Gain on disposition, net of income tax.....      3,177         --         --
                                               ---------  ---------  ---------
   Net income (loss).........................  $ (24,871) $  (1,194) $      18
                                               =========  =========  =========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING.................................  3,061,184  2,735,000  2,575,000
                                               ---------  ---------  ---------
BASIC EARNINGS (LOSS) PER COMMON SHARE (Notes
 1 and 2):
  Income (loss) before cumulative effect of
   change in accounting principle and
   discontinued operations...................  $   (9.53) $   (1.35) $   (0.63)
  Cumulative effect of change in accounting
   principle.................................         --      (0.08)        --
  Income from discontinued operations, net of
   income tax................................       0.37       1.00        .64
  Gain on disposition, net of income tax.....       1.04         --         --
                                               ---------  ---------  ---------
   Net income (loss).........................  $   (8.12) $   (0.43) $    0.01
                                               =========  =========  =========

        The accompanying notes are an integral part of these statements.

                        AMEDISYS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                         (in 000's, except share data)

                                             Preferred
                           Common Stock        Stock      Additional               Stock                  Total
                         ----------------- --------------  Paid-In   Retained  Subscriptions Treasury Stockholders'
                          Shares    Amount Shares  Amount  Capital   Earnings   Receivable    Stock      Equity
                         ---------  ------ ------- ------ ---------- --------  ------------- -------- -------------
BALANCE, December 31,
 1995................... 2,583,864   $ 3        --  $--    $ 1,977   $  2,379      $(84)       $ --     $  4,275
  Issuance of stock in
   connection with
   warrants (Note 11)...     1,190    --        --   --          9         --        --          --            9
  Payments received on
   and write-off of
   stock subscriptions..    (8,863)   (1)       --   --        (70)        --        83          --           12
  Net income............        --    --        --   --         --         18        --          --           18
                         ---------   ---   -------  ---    -------   --------      ----        ----     --------
BALANCE, December 31,
 1996................... 2,576,191     2        --   --      1,916      2,397        (1)         --        4,314
  Payments received on
   stock subscriptions..        --    --        --   --         --         --         1          --            1
  Issuance of stock in
   connection with
   private placement
   stock offering,
   acquisition, and
   401(k) plan (Notes 2,
   11, and 13)..........   273,876     1        --   --      1,596         --        --          --        1,597
  Cost of private
   placement............        --    --        --   --       (110)        --        --          --         (110)
  Purchase of treasury
   stock................        --    --        --   --         --         --        --         (25)         (25)
  Issuance of preferred
   stock (Note 11)......        --    --   400,000    1      3,999         --        --          --        4,000
  Costs of preferred
   stock issuance (Note
   11)..................        --    --        --   --       (309)        --        --          --         (309)
  Net loss..............        --    --        --   --         --     (1,194)       --          --       (1,194)
                         ---------   ---   -------  ---    -------   --------      ----        ----     --------
BALANCE, December 31,
 1997................... 2,850,067   $ 3   400,000  $ 1    $ 7,092   $  1,203      $ --        $(25)    $  8,274
  Issuance of stock in
   connection with
   acquisitions and
   401(k) plan..........   214,851    --        --   --        964         --        --          --          964
  Issuance of preferred
   stock................        --    --   350,000   --      3,500         --        --          --        3,500
  Costs of preferred
   stock issuance.......        --    --        --   --       (256)        --        --          --         (256)
  Issuance of stock for
   ESOP.................        --    --        --   --        705         --        --          --          705
  Net loss..............        --    --        --   --         --    (24,871)       --          --      (24,871)
                         ---------   ---   -------  ---    -------   --------      ----        ----     --------
BALANCE, December 31,
 1998................... 3,064,918   $ 3   750,000  $ 1    $12,005   $(23,668)     $ --        $(25)    $(11,684)
                         =========   ===   =======  ===    =======   ========      ====        ====     ========

       The accompanying notes are an integral part of these statements.

                        AMEDISYS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                   (in 000's)

                                                       1998     1997     1996
                                                     --------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss).................................  $(24,871) $(1,194) $    18
 Adjustments to reconcile net income to net cash
  (used) provided by operating activities--
  Depreciation and amortization....................     1,707    1,240      945
  Provision for bad debts..........................     1,642    1,427      878
  Write-off of goodwill (Note 2)...................     9,522    1,028       --
  (Gain) loss on disposal of property and
   equipment.......................................       208      (12)       8
  Gain on disposition of staffing division.........    (3,177)      --       --
  Other, net.......................................        13       37       --
  Deferred income tax (benefit) expense............       926     (566)    (240)
  Minority interest................................        (9)    (209)     (55)
  Cumulative effect of change in accounting
   principle.......................................        --      326       --
  Changes in assets and liabilities--
  (Increase) decrease in accounts receivable.......     1,684   (2,549)  (3,025)
  (Increase) decrease in inventory and other
   current assets..................................    (1,043)      46      (54)
  (Increase) decrease in other assets..............       891     (406)  (1,734)
  Increase (decrease) in accounts payable..........     5,003     (143)   1,014
  Increase in accrued expenses.....................     4,890      834      308
  Increase in deferred revenue.....................    10,240       --       --
                                                     --------  -------  -------
   Net cash (used) provided by operating
    activities.....................................     7,626     (141)  (1,937)
                                                     --------  -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in notes receivable......................      (290)      --       --
 Proceeds from sale of property, plant and
  equipment........................................       430      191       12
 Purchase of property, plant and equipment.........    (3,321)  (1,456)  (2,965)
 Minority interest investment in subsidiary........       109       24      240
                                                     --------  -------  -------
   Net cash used by investing activities...........    (3,072)  (1,241)  (2,713)
                                                     --------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash received in purchase acquisitions............       125       --       --
 Cash used in purchase acquisitions................   (11,647)    (465)      --
 Net borrowings on line of credit agreements.......       (92)   1,428    1,922
 Proceeds from issuance of notes payable and
  capital leases...................................     4,000      992    2,596
 Payments on notes payable and capital leases......    (3,845)  (1,037)    (699)
 Decrease in notes payable--related parties........        --       (1)     (44)
 (Increase) decrease in notes receivable--related
  parties..........................................       163      (62)      85
 Proceeds from issuance of stock...................     3,244    4,518        9
 Payments received on stock subscriptions
  receivable.......................................        --        1       14
 Purchase of treasury stock........................        --      (25)      --
                                                     --------  -------  -------
   Net cash provided (used) by financing
    activities.....................................    (8,052)   5,349    3,883
                                                     --------  -------  -------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.......................................    (3,498)   3,967     (767)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.....     4,070      103      870
                                                     ========  =======  =======
CASH AND CASH EQUIVALENTS AT END OF YEAR...........       572  $ 4,070  $   103
                                                     ========  =======  =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 (See also Note 2):
  Cash payments for--
  Interest.........................................  $    914  $   846  $   495
                                                     ========  =======  =======
  Income taxes.....................................  $     --  $    --  $   586
                                                     ========  =======  =======

        The accompanying notes are an integral part of these statements.

                        AMEDISYS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                       December 31, 1998, 1997 and 1996

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Nature of Organization and Operations

  Amedisys, Inc. (the Company) is incorporated in the state of Delaware and operates in nine states including Louisiana, Texas, Tennessee, North Carolina, Georgia, Oklahoma, Alabama, Florida and Virginia. The Company provides a variety of home health care, infusion therapy, and outpatient surgery services. During 1998, the Company disposed of its supplemental staffing, home care management, and primary care services operations (see Note 2).

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced significant losses from operations in 1998 and 1997 and has a deficit in stockholders' equity of $11,684,000 at December 31, 1998. In addition, at December 31, 1998, the Company has $22,120,000 in debt repayment obligations coming due within one year and Management's current projections indicate that operations will not produce sufficient cash flow to fund those obligations. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company has undertaken a significant restructuring effort to reduce operating costs by closing unprofitable locations and reducing components of overhead expenses to minimize this deficit. The Company is negotiating the restructuring of certain of its debt obligations and is considering the possible sale of certain operating assets to generate cash to fund its obligations. Management believes that the strategies it has undertaken will enable the Company to satisfy its obligations as they become due; however, there can be no assurance that these strategies will succeed. The financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company, and its wholly and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in these financial statements. Business combinations accounted for as purchases are included in the consolidated financial statements from the respective dates of acquisition.

 Revenue Recognition Policy

  Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the Company's established rates or estimated cost reimbursement rates, as applicable. Allowances and contractual adjustments are recorded for the difference between the established rates and the amounts estimated to be payable by third parties and are deducted from gross revenue to determine net service revenues.

  Reimbursement for home health care services to patients covered by the Medicare program is based on reimbursement of allowable costs subject to certain limits. Final reimbursement is determined after submission of annual cost reports and audits thereof by the fiscal intermediaries. Effective January 1, 1998, home health cost

                        AMEDISYS, INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996

limits were reduced and per beneficiary limits were established which have reduced payments to home health service providers. Additional proposed regulations are expected to change the payment methodology for home health care services to Medicare patients as the Medicare system prepares to transition from a cost-based reimbursement system to a prospective payment system in the future.

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

 Property and Equipment

  Property and equipment is generally carried at cost. Additions and improvements are capitalized, but ordinary maintenance and repair expenses are charged to income as incurred. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any gain or loss is credited or charged to income.

  Capitalized leases, primarily consisting of medical equipment, computer equipment, phone systems, and vans are included in property and equipment. Capital leases are recorded at the present value of the future rentals at lease inception and are amortized over the lesser of the applicable lease term or the useful life of the equipment.

  For financial reporting purposes, depreciation and amortization of property including those subject to capital leases ($1,376,000 in 1998, $1,101,000 in 1997 and $788,000 in 1996) is included in other general and administrative expenses and is provided utilizing the straight-line method based upon the following estimated useful service lives:

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

 Accounting for the Impairment of Long-Lived Assets And Long-Lived Assets to be Disposed of:

  Whenever recognized events or changes in circumstances indicate the carrying amount of an asset, including intangible assets, may not be recoverable, management reviews the asset for possible impairment. In accordance with SFAS No. 121, management uses undiscounted estimated expected future cash flows to assess the recoverability of the asset. If the expected future net cash flows are less than the carrying amount of the asset, an impairment loss, measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, would be recognized.

                        AMEDISYS, INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996


 Accounting for Start-Up Costs

  In April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5 ("SOP"), "Reporting on the Costs of Start-Up Activities" which requires costs of start-up activities and organization costs to be expensed as incurred. The Company elected to write off previously capitalized start-up costs in the fourth quarter of 1997 in anticipation of the issuance of the SOP. The cumulative effect of this change in accounting principle, as if the change were made effective January 1, 1997, of $235,000 (net of a $91,000 tax benefit), is shown in the 1997 statement of operations. Start-up costs of $299,000 incurred during 1997 were expensed as incurred in general and administrative expense.

 Accounting for Derivative Instruments and Hedging Activities

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company does not expect the adoption of this accounting pronouncement will have a material effect on its financial position or results of operations.

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

  Basic net income per share of common stock is calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the year. Diluted net income per share is not presented as all stock options and convertible securities outstanding during the periods presented (see Note 11) were not dilutive.

 Reclassifications

  Certain amounts previously reported in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

2. ACQUISITIONS AND DISPOSITIONS:

  On January 1, 1998, the Company acquired all of the issued and outstanding stock of Alliance Home Health, Inc. (Alliance), a home health business with locations throughout Oklahoma, in exchange for $300,000 and 194,286 shares of common stock. Of the 194,286 shares of Company common stock issued to the former owners of Alliance, 122,857 shares were placed in escrow as consideration for certain contingent liabilities which may be asserted against the former stockholder of Alliance to the extent such claims exceed $500,000 (singularly and/or in aggregate). The escrow period expires December 31, 2003. The Company performed management services for Alliance during 1997 and received revenues totaling approximately $1.3 million of which $695,000 is included in accounts receivable at December 31, 1997. In addition, the Company had advanced $1,465,000 to Alliance for cash flow purposes which was included in other assets at December 31, 1997.

                        AMEDISYS, INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996


  The following unaudited pro forma information has been prepared as if the acquisition of Alliance had occurred on January 1, 1997, in thousands of dollars, except per share data. This pro forma information has been prepared for comparative purposes only and is not necessarily indicative of what would have occurred had the acquisition of Alliance taken place on the date indicated, nor does it purport to be indicative of the future operating results of the Company.

                               Caption                                  1997
                               -------                                 -------
Operating Revenues.................................................... $21,528
Net loss before cumulative effect of change in accounting principle...  (3,443)
Basic earnings (loss) per common share before cumulative effect of
 change in accounting principle.......................................   (1.18)

  During 1998, management decided to close substantially all of the home health agencies acquired from Alliance based on estimates of certain reimbursement reductions (see below), and, accordingly, goodwill totaling $7,228,000 recorded in connection with this acquisition was written-off as other general and administrative expense.

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

  On April 1, 1998, the Company acquired certain assets of Precision Home Health Care, Inc., (Precision), a home health care business based in Baton Rouge, Louisiana in exchange for $1,250,000. The purchase price consisted of an $800,000 note payable at 9.5% paid on July 1, 1998, a $400,000 note payable at 9.5% payable monthly for a period of two years, and $50,000 in liabilities for capital improvements.

  On November 1, 1998, the Company acquired certain assets of Tanglewood Surgery Center in Odessa, Texas in exchange for $50,000, a $50,000 note payable at 8.5% payable monthly over a one-year period, and a $450,000 note payable at 10% payable monthly over a five-year period. The Company contributed this facility to West Texas Ambulatory Surgery Center, LLC in exchange for a 67% interest in the Venture.

  On November 2, 1998, the Company signed a definitive agreement to purchase certain assets, subject to the assumption of certain liabilities, of 83 home care offices including 35 provider numbers of Columbia/HCA Healthcare Corporation ("Columbia/HCA") located in Alabama, Georgia, Louisiana, North Carolina, Oklahoma and Tennessee. The Company had no material relationship with Columbia/HCA Healthcare Corporation prior to

                        AMEDISYS, INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996

this transaction. A portion of the $24,000,000 purchase price, $9,994,000 less certain liabilities, was paid November 3, 1998 with the balance of $14,006,000 payable pursuant to a one-year promissory note with interest calculated at the prime rate of Union Planter's Bank of Louisiana plus 0.75%. The loan agreement with Columbia/HCA restricts the Company's ability to, among other things, incur additional indebtedness or sell or transfer any of its property unless the cash proceeds from such sale are applied to reduce the balance due on the note payable. The cash portion of the consideration was provided by the Company's sale of certain assets (see below) in 1998. The assets purchased consist primarily of furniture, fixtures, and equipment; prepaid expenses; advances and deposits; inventory; office supplies; records and files; transferable governmental licenses and permits authorizations; and rights in, to and under specified licenses, contracts, leases, and agreements. The liabilities being assumed are the paid-time-off balances of the Columbia/HCA employees and obligations arising on or subsequent to the closing dates under the assumed contracts. Assets located in Louisiana and Oklahoma were acquired November 16, 1998, and the remaining assets were acquired November 30, 1998. Columbia/HCA has agreed that for a period of two years from the date of closing, it will not compete with the Company in the business of providing skilled intermittent home care services in the counties/parishes currently served by the acquired by Columbia/HCA offices. This covenant does not apply to a home health agency that is acquired by Columbia/HCA as part of an acquisition of a general acute care hospital, skilled nursing facility, ambulatory surgical facility, physician practice management company or assisted living facility. Subsequent to the acquisition, several of the home health agencies acquired were closed, and accordingly, goodwill totaling approximately $2.3 million which had been recorded for these locations, was written off as other general and administrative expense in 1998. In addition, lease abandonment costs of $307,000 were recorded as other general and administrative expense, representing the Company's estimated cost of remaining lease obligations at these locations.

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

  Each of the above transactions was accounted for as a purchase.

  Effective September 21, 1998, the Company sold certain assets, subject to the assumption of certain liabilities, of its staffing division to Nursefinders, Inc. The sale price of $7,200,000 consisted of $6,480,000 payable immediately upon closing with the balance of $720,000 placed in an escrow account. The assets sold consist primarily of all accounts and notes receivable; prepaid expenses; advances and deposits; on-site hardware and software; furniture, fixtures, and leasehold improvements; office supplies; records and files; transferable governmental licenses, permits, and authorizations; and rights in, to and under specified licenses, contracts, leases, and agreements. The liabilities being assumed are the trade accounts payable, accrued expenses, and other liabilities as of the closing date. Amedisys has agreed to a five-year non-competition covenant. The sale of the staffing division resulted in a pre-tax gain of $5,041,000. The Company has reflected the results of operations for the staffing division as a discontinued operation for all periods presented in the accompanying statements of operations.

  On November 3, 1998, the Company and CPII Acquisition Corp. ("CPII") entered into an Asset Purchase Agreement whereby the Company sold certain of the assets, subject to the assumption of certain liabilities, of its

                        AMEDISYS, INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996

proprietary software system (Analytical Medical Systems) and home health care management division (Amedisys Resource Management) to CPII in exchange for $11,000,000 cash. The assets sold consist primarily of proprietary rights with respect to the home health information system developed and used by the Company and its subsidiaries; deposits, prepayments or prepaid expenses relating to the business; contracts; fixtures and equipment; books and records; rights under warranties; and claims, causes of action, rights of recovery and rights to set-off. The liabilities assumed are associated with the assumed contracts. The Company has also agreed to provide limited support services to CPII for the period of one year from the date of the agreement. An affiliate of CPII will utilize the assets to provide certain management services to the Company's home health agencies (see Note 12). Due to the Company's continuing involvement with the assets sold, the gain on the sale of the software system totaling $10,593,000 was deferred and is being amortized over the term of the management services agreement referred to above. The $10,240,000 unamortized gain at December 31, 1998 is reflected as deferred revenue on the accompanying balance sheet.

3. PROPERTY AND EQUIPMENT:

  Property and equipment consists of (000's):

                                                                  1998    1997
                                                                 ------  ------
      Land...................................................... $  220  $  220
      Buildings and leasehold improvements......................  1,285     717
      Equipment, furniture and vehicles......................... 10,172   6,721
      Computer software.........................................    230     114
                                                                 ------  ------
        Total................................................... 11,907   7,772
      Accumulated depreciation.................................. (3,333) (2,987)
                                                                 ------  ------
        Net..................................................... $8,574  $4,785
                                                                 ======  ======

4. OTHER INVESTMENTS:

  The Company has a 42% interest in a surgery center in Houston, Texas which, as of December 31, 1998, has a carrying value of $500,000. As of December 31, 1997, the Company had made advances totaling $366,000 in connection with this facility. The surgery center opened in May, 1998 and is managed by the Company under a long-term management contract. The Company accounts for this investment using the equity method.

  The Company has developed a $3.6 million surgery center in Lafayette, Louisiana with a group of physician investors. As of December 31, 1998, the Company's investment in the surgery center totaled $189,000, representing a 21% interest in this development. The Company manages the development under a management contract for a fee based on 4% of revenue. This facility began operations in March 1999.

  Management concluded in December, 1996, that the realization of certain previously recorded assets might not be assured and, accordingly, wrote off the portion of these investments (approximately $623,000 believed to be unrealizable through future operations.) These investments were primarily comprised of advances made to develop FutureCare, Inc., a proposed managed care organization, of $391,000, certain non-operating equipment of $132,000 believed to be unrealizable through future operations, and $100,000 in notes receivable due from a related party. The $391,000 advance to FutureCare, Inc. was to be reimbursed upon completion of a securities offering of its stock. Due to the uncertainty of a successful offering, the Company chose to expense these amounts. The $132,000 was comprised of opthamology and processing kitchen equipment that the Company was attempting to sell. None of these assets were producing, or expected to produce, a benefit in current or future years. The $100,000 was written off because of a dispute between the Company and Internal Medicine Clinic of Tangipahoa, Inc. ("IMC"). Subsequent to December 31, 1998, this dispute was resolved and amounts due were recovered by the Company.

                        AMEDISYS, INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996


5. OTHER ASSETS:

  Other assets include the following for the years ended December 31, 1998 and 1997 (000's):

                                                                   1998    1997
                                                                  ------- ------
      NOTES RECEIVABLE..........................................  $   699 $1,530
      GOODWILL, net of accumulated amortization of $406 and $70.   23,712     71
      OTHER.....................................................      330    306
                                                                  ------- ------
                                                                  $24,741 $1,907
                                                                  ======= ======

  Notes receivable at December 31, 1997, consist primarily of advances of $1,465,000 due from Alliance Home Health, Inc. which was acquired on January 1, 1998 (see Note 2).

  "Other" consists primarily of deposits on leased properties and advances made in connection with various other business development projects.

6. NOTES PAYABLE:

  Notes payable consist primarily of a one-year $14,006,000 note payable to Columbia/HCA as a result of the acquisition consummated in November 1998 (see
Note 2) and borrowings under $3,450,000 and $750,000 lines of credit that bear interest at bank prime plus 1.5% (10.0% at December 31, 1998) and bank prime plus 1% (9.5% at December 31, 1998), respectively. Both lines are secured by accounts receivable, life insurance on the major stockholder and personal guarantees of several stockholders. Subsequent to year-end, the $3,450,000 line of credit was decreased to $2,500,000 for 120 days bearing interest at bank prime plus 1.5%. As of December 31, 1998, approximately $223,000 was unused under these lines of credit. The weighted average monthly interest on short-term borrowings was 9.94%, 9.79% and 9.78% in 1998, 1997 and 1996,
respectively.

  The revolving lines of credit are subject to certain covenants, including a monthly borrowing base or margin requirement calculation, a debt service coverage ratio and a leverage ratio. The Company was not in compliance with the debt service ratio requirement at December 31, 1998 and 1997, which defaults were waived by the bank through March 31, 1999.

  In December 1998, the Company secured a $25 million asset-based line of credit with National Century Financial Enterprises, Inc. of Dublin, Ohio. The line of credit is collateralized by eligible accounts receivable. Eligible receivables are defined as receivables, exclusive of workers' compensation and self-pay, that are aged less than 181 days. The ongoing fees associated with this line of credit equate to 1% of eligible billed receivables generated during each billing period.

                        AMEDISYS, INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996


7. LONG-TERM DEBT:

  Long-term debt consists of notes payable to banks and other financial institutions that are due in monthly installments through 2003 (000's):

      Payee                                                         1998   1997
      -----                                                        ------ ------
      Notes payable to finance and equipment companies that
       accrue interest at 8.00-11.25%............................  $7,301 $3,154
      Notes payable to banks that accrue interest at 8.00-14.39%.      91    531
                                                                   ------ ------
        Total....................................................   7,392  3,685
      Current portion............................................   2,633    690
                                                                   ------ ------
      Long-Term..................................................  $4,759 $2,995
                                                                   ====== ======

  These borrowings are secured by equipment, vehicles and the personal guarantee of a stockholder. Maturities of debt as of December 31, 1998, are as follows (000's):

      Year Ended
      ----------
      December 31, 1999.................................................. $2,633
      December 31, 2000..................................................  1,731
      December 31, 2001..................................................  1,804
      December 31, 2002..................................................    331
      December 31, 2003..................................................    344
      Thereafter.........................................................    549
                                                                          ------
                                                                          $7,392
                                                                          ======

  The fair value of long-term debt as of December 31, 1998 and 1997, estimated based on the Company's current borrowing rate of 10%, was approximately $7,982,000 and $3,582,000, respectively.

8. CAPITAL LEASES:

  The Company acquired certain equipment under capital leases for which related liabilities have been recorded at the present value of future minimum lease payments due under the leases. The present minimum lease payments under the capital leases and the net present value of future minimum lease payments are as follows (000's):

      Year Ended
      ----------
      December 31, 1999................................................. $  556
      December 31, 2000.................................................    335
      December 31, 2001.................................................    153
      December 31, 2002.................................................    102
      December 31, 2003.................................................    102
      Thereafter........................................................    130
                                                                         ------
      Total future minimum payments.....................................  1,378
      Amount representing interest......................................    227
                                                                         ------
        Present value of future minimum lease payments..................  1,151
      Current portion...................................................    463
                                                                         ------
      Long-term portion................................................. $  688
                                                                         ======

                        AMEDISYS, INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996


9. INCOME TAXES:

  The Company files a consolidated federal income tax return, including all subsidiaries that are owned more than 80%. State income tax returns are filed individually by the subsidiaries in accordance with state statutes.

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

  The total provision (benefit) for income taxes consists of the following (000's):

                                                              1998 1997   1996
                                                              ---- -----  -----
      Current portion........................................ $ -- $  93  $ 242
      Deferred portion.......................................  926  (566)  (239)
                                                              ---- -----  -----
                                                              $926 $(473) $   3
                                                              ==== =====  =====

  Total income tax expense (benefit) is included in the following financial statement captions for the years ended December 31, (000's):

                                                        1998     1997    1996
                                                       -------  -------  -----
      Continuing operations........................... $(1,374) $(1,293) $(121)
      Discontinued operations:
        Income from discontinued operations...........     436      911    124
        Gain on disposition of discontinued
         operations...................................   1,864       --     --
      Cumulative effect of change in accounting
       principle......................................      --      (91)    --
                                                       -------  -------  -----
                                                       $   926  $  (473) $   3
                                                       =======  =======  =====

  Net deferred tax assets consist of the following components (000's):

                                                                 1998    1997
                                                                -------  -----
      Deferred tax assets:
        Receivable allowance................................... $   462  $ 523
        Self-insurance reserves................................     139    161
        Deferred revenue.......................................   3,584     --
        Losses of consolidated subsidiaries not consolidated
         for tax purposes, expiring beginning in 2010..........     195     57
        Amortization of intangible assets......................   1,164    453
        Expenses not currently deductible for tax purposes.....     177     --
        Other..................................................      43     --
      Deferred tax liabilities:
        Property and equipment.................................    (161)  (268)
      Less: valuation allowance................................  (5,603)    --
                                                                -------  -----
                                                                $    --  $ 926
                                                                =======  =====

  The valuation allowance was recorded against net deferred tax assets due to the significant operating losses incurred by the Company for the last two years.

                        AMEDISYS, INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996


  Total tax expense (benefit) on income before taxes resulted in effective tax rates that differed from the federal statutory income tax rate. A reconciliation of these rates is as follows for 1998, 1997 and 1996:

                                                              1998   1997  1996
                                                              ----   ----  ----
      Income taxes computed on federal statutory rate........  34%    34%   34%
      State income taxes.....................................  --     (5)   (1)
      Nondeductible goodwill................................. (10)    --    --
      Valuation allowance.................................... (28)    --    --
      Nondeductible expenses and other.......................  --     (4)  (40)
                                                              ---    ---   ---
        Total................................................  (4)%   25%   (7)%
                                                              ===    ===   ===

10. RELATED PARTY TRANSACTIONS:

 Notes Receivable

  Notes receivable from related parties consist primarily of unsecured and non-interest bearing notes from certain stockholders of the Company totaling approximately $102,000 at December 31, 1997, and receivables from an internal medicine clinic totaling approximately $89,000 and $150,000 at December 31, 1998 and 1997, respectively. Subsequent to December 31, 1998, the amounts due from the internal medicine clinic were collected.

 Notes Payable

  Notes payable to related parties at December 31, 1998 and 1997 ($45,000) consists of unsecured notes to certain stockholders of the Company that are due on demand and bear interest at rates from 0%-12%. The fair value of these notes approximates the recorded balance due to the short-term nature of the notes.

 Other

  The Company paid consulting fees to stockholders of $32,000 in 1998 and medical directors fees to stockholders of $115,000 and $156,000 in 1998 and 1997, respectively.

  Amedisys Surgery Centers, LC (ASC) paid fees associated with a medical foundation to a stockholder of $12,000 and $12,000 in 1998 and 1997, respectively.

  In 1998 and 1997, ASC paid $10,800 for equipment rental to a stockholder of the Company.

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

                        AMEDISYS, INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996


 Preferred Stock

  In December, 1997, the Company completed a private placement of 400,000 shares of $.001 par value convertible preferred stock pursuant to Regulation D of the Securities Act of 1933 at $10 per share for gross proceeds of $4 million. The Company used the proceeds of this placement to fund acquisitions and accelerate the growth of its fully integrated network of outpatient health care services, including home health care offices, alternate site infusion therapy divisions and outpatient surgery centers. These shares are convertible into 864,865 shares of common stock which is equivalent to $4.625 per share. On March 3, 1998, the Company completed a secondary phase of its private placement of preferred stock and issued an additional 350,000 shares for gross proceeds of $3.5 million. These shares are convertible into 756,757 shares of common stock which is equivalent to $4.625 per share. Warrants to purchase 52,500 shares of preferred stock at $10 per share, convertible into 113,514 shares of common stock, were issued to the placement agent, Hudson Capital Partners, L.P. in connection with the offering. In February 1999, the Company offered preferred shareholders an option to reduce the conversion price from $4.625 to $3.00 in exchange for an agreement by these shareholders not to sell, transfer or otherwise dispose of any Company securities until December 31, 1999.

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

  A summary of the Company's stock options as of December 31, 1998, 1997 and 1996, and changes during the year ended on those dates follows:

                                       1998                     1997                     1996
                              ------------------------ ------------------------ -----------------------
                                           Weighted                 Weighted               Weighted
                                           Average                  Average                 Average
                               Shares   Exercise Price  Shares   Exercise Price Shares  Exercise Price
                              --------  -------------- --------  -------------- ------- ---------------
Outstanding at beginning of
 year.......................   957,065      $6.14       288,723      $6.66       27,650      $7.00
Granted.....................   105,000       5.63       794,422       6.01      261,073       6.62
Exercised...................        --         --            --         --           --         --
Cancelled/forfeited/expired.  (600,014)      6.08      (126,080)     (6.48)          --         --
                              --------      -----      --------      -----      -------      -----
Outstanding at end of year..   462,051       6.11       957,065      $6.14      288,723      $6.66
                              ========      =====      ========      =====      =======      =====
Exercisable at end of year..   273,421      $6.34       205,446      $6.49       88,741      $6.65
                              ========      =====      ========      =====      =======      =====
Weighted average fair value
 of options granted during
 the year...................  $   1.85                 $   1.99                 $  3.11
                              ========                 ========                 =======

                        AMEDISYS, INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996


  Of the 462,051 options outstanding at December 31, 1998, 151,562 become exercisable in 1999 and 37,086 in 2000.

  The following table summarizes information about stock options outstanding at December 31, 1998:

                                   Options Outstanding          Options Exercisable
                          ------------------------------------- --------------------
                                                       Weighted             Weighted
                            Number    Weighted Average Average    Number    Average
                          Outstanding    Remaining     Exercise Exercisable Exercise
Range of Exercise Prices  at 12/31/98 Contractual Life  Price   at 12/31/98  Price
------------------------  ----------- ---------------- -------- ----------- --------
$5.63--$7.00............    462,051       6 years       $6.11     273,421    $6.34

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

  The fair value of each option granted during the periods presented is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 53.0% for options issued in 1998, a range of 51.23%-53.69% for the options issued in 1997, 40.02% and 45.44% for options issued in 1996, and 27.63% for options issued in 1995, (iii) risk-free interest rate of 5.7% in 1998, a range of 5.70%-6.22% in 1997, 6.22% in 1996 and 5.23% in 1995,
respectively, and (iv) expected life of 3 to 5 years.

  Had compensation cost for the Company's 1998, 1997, 1996 and 1995 options been determined consistent with SFAS 123, the Company's net income (loss), net income (loss) applicable to common stockholders and net income (loss) per common share for 1998 and 1997 would approximate the pro forma amounts below (000's, except share amounts):

                               1998                1997              1996
                         ------------------  -----------------  ---------------
                            As       Pro        As       Pro       As     Pro
                         Reported   forma    Reported   forma   Reported forma
                         --------  --------  --------  -------  -------- ------
Net income (loss)....... $(24,871) $(25,565) $(1,194)  $(1,813)  $  18   $  (59)
                         ========  ========  =======   =======   =====   ======
Net income (loss)
 applicable to common
 stockholders........... $(24,871) $(25,565) $(1,194)  $(1,813)  $  18   $  (59)
                         ========  ========  =======   =======   =====   ======
Net income (loss) per
 common share........... $  (8.12) $  (8.35) $ (0.43)  $ (0.66)  $0.01   $(0.02)
                         ========  ========  =======   =======   =====   ======

  The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

 Amedisys Specialized Medical Services, Inc. (ASM) Employee Stock Ownership
Plan

  ASM, a wholly-owned subsidiary, developed an Employee Stock Ownership Plan
(ESOP) effective January 1, 1997 to enable participating employees of ASM to share in the ownership of ASM. Under the ESOP, the Company may make annual contributions to a trust for the benefit of eligible employees, in the form of either cash or common stock of ASM. The amount of the annual contribution is discretionary. The Company's contribution for the year ended December 31, 1997 was $721,000 which was funded in 1998. No contribution will be made for the year ended December 31, 1998.

                        AMEDISYS, INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996


12. COMMITMENTS AND CONTINGENCIES:

 Leases

  The Company and its subsidiaries have leased office space at various locations under noncancelable agreements which expire between February 28, 1999 and August 31, 2005, and require various minimum annual rentals. Total minimum rental commitments at December 31, 1998, are due as follows (000's):

      1999................................................................ 8,054
      2000................................................................ 6,699
      2001................................................................ 4,100
      2002................................................................ 2,497
      2003................................................................ 1,169
      Due thereafter...................................................... 3,153

  Rent expense for all non-cancelable operating leases was $3,255,000, $1,706,000 and $1,351,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

 Management Agreement

  On November 2, 1998, the Company and CareSouth Home Health Services, Inc. ("CareSouth"), an affiliate of CPII Acquisition Corp., entered into agreements under which CareSouth has agreed to provide payroll processing, billing services, collection services, cost reporting services and software maintenance and support for the Company's home health agencies with a consolidated fee structure. Under the consolidated fee structure, fees are collected for services provided on a per visit basis, which may be adjusted depending on the cumulative number of annual visits.

 Self-Funded Insurance Plans

  During 1995, the Company became self-insured for workers' compensation claims in the State of Louisiana up to certain policy limits. Claims in excess of $200,000 per incident and $1,300,000 in the aggregate over a two-year policy period are insured by third party reinsurers. The Company has accrued a liability for outstanding and incurred, but not reported claims based on historical experience. In connection with the self-insurance plan and as required by the State of Louisiana, the Company issued a $175,000 letter of credit in favor of the Louisiana Department of Labor, which expired February 17, 1998, and was renewed to February, 1999. In January, 1999, the Company changed from a self-insured workers' compensation plan to a fully insured, guaranteed cost plan.

  During 1997, the Company became self-insured for health claims up to certain policy limits. Claims in excess of $35,000 per incident and approximately $64,000 aggregate per month are insured by third party reinsurers. The Company has accrued a liability of approximately $589,000 and $78,000 at December 31, 1998 and 1997, respectively for outstanding and incurred, but not reported claims based on historical experience.

 Employment Contracts

  The Company has commitments related to employment contracts with a number of its top executives. Such contracts generally commit the Company to pay bonuses on the attainment of certain operating goals and severance benefits under certain circumstances.

                        AMEDISYS, INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996

 Other

  The Company is subject to various types of claims and disputes arising in the course of its businesses. While the resolution of such issues is not presently determinable with certainty, management believes that the ultimate resolution of such matters will not have a significant effect on the Company's financial position or results of operations.

13. BENEFIT PLAN:

  The Company adopted a plan qualified under Section 401(k) of the Internal Revenue Code for all employees who are 21 years of age and have at least 90 days of service. Under the plan, eligible employees may elect to defer a portion of their compensation, subject to internal revenue service limits. The Company may make matching contributions equal to a discretionary percentage of the employee's salary reductions. No matching contribution was made for the year ended December 31, 1995. A matching contribution of $59,000 for the year ended December 31, 1996 was made in 1997, a matching contribution of $71,000 was made for 1997 in 1998, and a matching contribution of $129,000 was made for 1998 in 1999. Such contributions were made in the form of common stock of the Company, valued based upon the fair market value of the stock at the end of the applicable year.

14. SEGMENT INFORMATION:

  The Company operates principally in two business segments: Provider Services (consisting of home health care and outpatient surgery) and Management Services (consisting of staffing/professional services and physician support and home health care management). The following shows industry segment information for the fiscal years ended December 31, 1998, 1997 and 1996 (1997 and 1996 amounts have been restated as a result of the reclassification of the staffing/professional services division as a discontinued operation as discussed in Note 2) (in 000's):

                                                      1998      1997      1996
                                                    --------  --------  --------
                                                              Restated  Restated
Net Service Revenues:
 Provider Services
  Home health care................................. $ 30,488  $25,817   $25,500
  Outpatient surgery...............................    6,224    6,287     4,626
  Physician support and home health care management
   services........................................    1,374    5,100     3,396
 Corporate support.................................       --       --        --
                                                    --------  -------   -------
    Total.......................................... $ 38,086  $37,204   $33,522
                                                    ========  =======   =======

                                                      1998      1997      1996
                                                    --------  --------  --------
Operating Income (Loss):
 Provider Services
  Home health care................................. ($20,423) $   831   $ 2,038
  Outpatient surgery...............................      659     (960)    1,175
Physician support and home health care management
 services..........................................     (942)   1,494       347
 Corporate support.................................   (8,572)  (5,596)   (4,201)
                                                    --------  -------   -------
    Total..........................................  (29,278)  (4,231)     (641)
 Other expenses....................................   (1,290)    (962)   (1,159)
                                                    --------  -------   -------
Income (loss) before income taxes, minority
 interest, cumulative effect of change in
 accounting principle and discontinued operations.. $(30,568) $(5,193)  $(1,800)
                                                    ========  =======   =======

                        AMEDISYS, INC. AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996


                                                         Capital Expenditures
                                                        -----------------------
                                                         1998    1997    1996
                                                        ------- ------- -------
Provider services
  Home health care..................................... $ 1,767 $   348 $   135
  Outpatient surgery...................................     696     631   2,233
Physician support and home health care management
 services..............................................     122      18      89
Corporate support......................................     993     459     508
                                                        ------- ------- -------
    Total.............................................. $ 3,578 $ 1,456 $ 2,965
                                                        ======= ======= =======

                                                           Depreciation and
                                                             Amortization
                                                        -----------------------
                                                         1998    1997    1996
                                                        ------- ------- -------
Provider services
  Home health care..................................... $   761 $   344 $   319
  Outpatient surgery...................................     659     609     271
Physician support and home health care management
 services..............................................      44     129     201
Corporate support......................................     243     158     154
                                                        ------- ------- -------
    Total.............................................. $ 1,707 $ 1,240 $   945
                                                        ======= ======= =======

                                                           Long-lived Assets
                                                        -----------------------
                                                         1998    1997    1996
                                                        ------- ------- -------
Provider services
  Home health care..................................... $10,636 $ 5,164 $ 4,489
  Outpatient surgery...................................   6,840   6,135   6,296
Physician support and home health care management
 services..............................................     476   2,290   1,200
Corporate support......................................   2,209   9,157   4,211
                                                        ------- ------- -------
    Total.............................................. $20,161 $22,746 $16,196
                                                        ======= ======= =======

15. SUBSEQUENT EVENT:

  On January 1, 1999, the Company sold all of the issued and outstanding stock of Amedisys Durable Medical Equipment, Inc. d/b/a Care Medical and Mobility
(ADME) to Ace Drug Medical Equipment, Inc. (ACE), a Texas Corporation. The sales price was $672,385 of which $100,000 was paid at closing; $418,318 was payable pursuant to a two year note in eight equal quarterly payments of principal and interest at prime plus 2%, adjusted annually; and $154,067 was payable pursuant to a one year note in four quarterly payments of principal plus accrued interest at prime plus 2%. Each note is guaranteed by Terry Huckabee, a principal of ACE. ACE acquired substantially all of the assets and liabilities of ADME. This transaction was accounted for as a sale by the Company.