Form 10-Q
period 1999-03-31
AMEDISYS INC
filed 1999-05-17
CIK 896262

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                               ----------------

[X]Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange
   Act of 1934

                 For the quarterly period ended March 31, 1999

                                       or

[_]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

          For the transition period from                            to


                        Commission file number: 0-24260

                               ----------------

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

                                 (225) 292-2031
              (Registrant's telephone number, including area code)

                               ----------------

   Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Number of shares of Common Stock outstanding as of March 31, 1999: 3,071,797 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

                             FINANCIAL INFORMATION

Item 1. Financial Statements
  Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998..   3
  Consolidated Statements of Operations for the Three Months ended March
   31, 1999 and 1998......................................................   4
  Consolidated Statements of Cash Flows for the Three Months ended March
   31, 1999 and 1998......................................................   5
  Notes to Consolidated Financial Statements..............................   6
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................   9

                                    PART II.

                               OTHER INFORMATION

Item 1. Legal Proceedings.................................................  12
Item 2. Changes in Securities.............................................  12
Item 3. Defaults Upon Senior Securities...................................  12
Item 4. Submission of Matters to a Vote of Security Holders...............  12
Item 5. Other Information.................................................  12
Item 6. Exhibits and Reports on Form 8-K..................................  13

                        AMEDISYS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998

                                                         March 31, December 31,
                                                           1999        1998
                                                         --------- ------------
                                                          (Unaudited, in 000s)
                         ASSETS
                         ------
Current Assets:
  Cash..................................................  $ 2,768    $   572
  Accounts Receivable, Net of Allowance for Doubtful
   Accounts of $2,397 in March 1999 and $3,095 in
   December 1998........................................   12,173      7,456
  Prepaid Expenses......................................      771        604
  Inventory.............................................    1,304      1,440
  Other Current Assets..................................      170        263
                                                          -------    -------
      Total Current Assets..............................   17,186     10,335
Notes Receivable from Related Parties...................        0         89
Property, Plant and Equipment, Net......................    7,916      8,574
Other Assets, Net.......................................   25,528     25,430
                                                          -------    -------
      Total Assets......................................  $50,630    $44,428
                                                          =======    =======
                      LIABILITIES
                      -----------
Current Liabilities:
  Notes Payable.........................................  $27,673    $18,979
  Current Portion of Long-Term Debt.....................    3,141      3,141
  Deferred Revenue......................................    2,119      2,119
  Accounts Payable......................................    6,062      7,295
  Accrued Expenses:
    Payroll and Payroll Taxes...........................    5,090      5,257
    Income Taxes........................................        0          0
    Insurance...........................................      255        368
    Other...............................................    6,058      4,456
                                                          -------    -------
      Total Current Liabilities.........................   50,398     41,615
Long-Term Debt..........................................    5,756      5,447
Deferred Revenue........................................    7,591      8,121
Other Long-Term Liabilities.............................      826        826
                                                          -------    -------
      Total Liabilities.................................   64,571     56,009
                                                          -------    -------
Minority interest.......................................       96        103
                                                          -------    -------
STOCKHOLDERS' EQUITY
  Common Stock..........................................        3          3
  Preferred Stock.......................................        1          1
  Additional paid-in capital............................   12,152     12,005
  Treasury Stock........................................      (25)       (25)
  Stock Subscriptions Receivable........................        0          0
  Retained Earnings.....................................  (26,168)   (23,668)
                                                          -------    -------
      Total Stockholders' Equity (deficit)..............  (14,037)   (11,684)
                                                          -------    -------
        Total Liabilities and Stockholders' Equity......  $50,630    $44,428
                                                          =======    =======

                See accompanying notes to financial statements.

                        AMEDISYS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                            Three Months Ended
                                                            -------------------
                                                             1999       1998
                                                            -------  ----------
                                                                     (Restated)
                                                              (Unaudited, in
                                                                  000s)
Income:
  Service revenue.......................................... $29,005   $ 8,142
  Cost of service revenue..................................  14,289     4,554
                                                            -------   -------
    Gross margin...........................................  14,716     3,588
General and administrative expenses:
  Salaries and benefits....................................   8,900     4,693
  Other....................................................   7,522     3,123
                                                            -------   -------
    Total general and administrative expenses..............  16,422     7,816
                                                            -------   -------
    Operating (loss).......................................  (1,706)   (4,228)
                                                            -------   -------
Other income and expense:
  Interest income..........................................      17        12
  Interest expense.........................................    (580)     (202)
  Miscellaneous............................................    (236)        8
                                                            -------   -------
    Total other income and expenses........................    (799)     (182)
                                                            -------   -------
  (Loss) before income taxes and minority interest, and
   discontinued operations.................................  (2,505)   (4,410)
  (Benefit) for estimated income taxes.....................       0    (1,495)
                                                            -------   -------
  (Loss) before minority interest and discontinued opera-
   tions...................................................  (2,505)   (2,915)
  Minority interest in consolidated subsidiary.............       7         0
                                                            -------   -------
  (Loss) before discontinued operations....................  (2,498)   (2,915)
Discontinued operations:
  Income from discontinued operations, net of income tax...       0       394
                                                            -------   -------
    Total discontinued operations..........................       0       394
                                                            -------   -------
  Net (Loss)............................................... $(2,498)  $(2,521)
                                                            =======   =======
  Weighted average common shares outstanding...............   3,086     3,051
  Net (loss) per common share before discontinued opera-
   tions................................................... $ (0.81)  $ (0.96)
  Income from discontinued operations, net of income tax...    0.00      0.13
                                                            -------   -------
  Net (loss) per common share.............................. $ (0.81)  $ (0.83)
                                                            =======   =======

                See accompanying notes to financial statements.

                        AMEDISYS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                            Three months ended
                                                           ---------------------
                                                           March 1999 March 1998
                                                           ---------- ----------
                                                           (Unaudited, in 000s)
Cash Flows from operating activities:
 Net (Loss)..............................................   $(2,498)   $(2,521)
 Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
 Depreciation and amortization...........................       814        410
 Provision for bad debts.................................       527        317
 Minority interest in affiliated company.................        (7)         0
 (Gain) on sale of company assets........................      (100)         0
 (Gain) on disposal of durable medical equipment
  company................................................       (35)         0
 Loss on disposal of property and equipment..............         0          4

 Changes in assets and liabilities:
  (Increase) decrease in accounts receivable.............    (6,289)     3,376
  (Increase) in prepaid expenses.........................      (173)      (420)
  (Increase) decrease in other current assets............        32     (1,539)
  (Increase) decrease in other assets....................       119       (152)
  (Decrease) in accounts payable.........................       (20)      (335)
  Increase in accrued expenses...........................       259        510
  (Decrease) in deferred revenue.........................      (530)         0
                                                            -------    -------
   Net cash provided by (used in) operating activities...    (7,901)      (350)
                                                            -------    -------
Cash flow from investing activities:
 Purchase of furniture, fixtures & equipment.............      (115)      (830)
 Cash paid for acquisitions..............................         0     (1,905)
 Proceeds from sale of durable medical equipment
  company................................................       100          0
 Decrease in notes receivable from related parties.......        89         22
                                                            -------    -------
   Net cash provided by (used in) investing activities...        74     (2,713)
                                                            -------    -------
Cash flow from financing activities:
 Cash received in acquisitions...........................         0        123
 Net increase (decrease) in borrowings on line of
  credit.................................................     9,957     (2,901)
 Payments on notes payable...............................      (234)      (387)
 Proceeds from note payables.............................       300        165
 Proceeds from preferred stock...........................         0      3,253
                                                            -------    -------
   Net cash provided by financing activities.............    10,023        253
                                                            -------    -------
Net increase in cash and cash equivalents................     2,196     (2,810)
Cash and cash equivalents at December 31, 1998 and 1997..       572      4,070
                                                            -------    -------
Cash and cash equivalents at March 31, 1999 and 1998.....   $ 2,768    $ 1,260
                                                            =======    =======
Supplemental disclosures of cash flow information:
 Cash payments for:
 Interest................................................   $   112    $   225
                                                            =======    =======
 Income taxes............................................   $     0    $    19
                                                            =======    =======
Supplemental schedule of non-cash investing activity (See
 note 9 to financial statements):
 Value of stock issued in exchange.......................              $   874
 Value of note payable issued in exchange................                  375
 Cash acquired in exchange...............................                  123
 Working capital acquired net of cash and cash
  equivalents............................................               (3,272)
 Fair value of property, plant and equipment acquired....                  279
 Fair value of other assets acquired.....................                   26
 Long term debt assumed..................................                2,998
 Fair value of other liabilities assumed.................                   54
                                                                       -------
 Non cash portion of acquisitions........................                7,146
 Cash payment for acquisitions...........................                1,905
                                                                       -------
 Goodwill recorded in exchange...........................              $ 9,051
                                                                       =======

                See accompanying notes to financial statements.

                        AMEDISYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Organization

   Amedisys, Inc. (the "Company") is a leading multi-regional provider of home health nursing services, alternate-site infusion therapy, and ambulatory surgery centers. The Company operates 71 offices within a network of subsidiaries in the south and southeastern United States.

   In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position at March 31, 1999 and the result of operations and cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the interim periods are not necessarily indicative of operating results of operations for the entire year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Form 10-K.

2. Reclassifications

   Certain amounts previously reported in the 1998 interim unaudited financial statements have been reclassified due to the sale of the Staffing division in September, 1998 which qualified as a discontinued operation.

3. Earnings Per Share

   Basic net income (loss) per share of common stock is calculated by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the year. Diluted net income (loss) per share is not presented as stock options and convertible securities outstanding (total 2,742,233 shares) during the periods presented were not dilutive.

4. Recent Accounting Pronouncements

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

5. Medicare Reimbursement Reductions and Related Restructuring

   The Company derives 73% of its revenues from the Medicare system. In 1997, Congress approved the Balanced Budget Act of 1997 (the "Budget Act"). The Budget Act established an interim payment system (the "IPS") that provided for the lowering of reimbursement limits for home health visits until the Prospective Payment System ("PPS") is implemented. For cost reporting periods beginning on or after October 1, 1997, Medicare-reimbursed home health agencies' cost limits were determined as the lesser of (i) their actual costs,

(ii) per visit cost limits based on 105% of median costs of freestanding home health agencies, or (iii) a per beneficiary limit determined for each specific agency based on whether the agency was an "old" or "new" provider. An old provider was defined as an agency which filed a twelve month cost report in Federal FY 1994 and a new agency as one that did not. An old provider per beneficiary limit was based on 75% of 98% of the 1994 agency cost adjusted for inflation, plus 25% of a regional average as determined by Health Care Financing Administration ("HCFA"). A new provider per beneficiary limit was based on a national average, as determined by HCFA, adjusted for regional labor costs. The schedule of per visit limits for cost reporting periods ending on or after October 1, 1997 was published by HCFA in January, 1998 and the schedule of per-beneficiary limits for cost reporting periods beginning on or after October 1, 1997 was published in March, 1998, by HCFA. The new IPS cost limits apply to the Company for the cost reporting period beginning January 1, 1998 and will remain in effect until the implementation of PPS, which is currently anticipated to be October, 2000.

   As a result of these reimbursement changes, a significant restructuring effort by the Company was completed during 1998, resulting in office reorganizations, consolidations, and closures as it transitioned to IPS. After the acquisition of certain home health care agencies from Columbia/HCA in November and December, 1998, a similar restructuring effort was implemented and completed during the 1st quarter of 1999 in an overall effort to reduce costs and improve efficiencies, while maintaining the same high-quality of patient care. Since the impact of these cost reductions was not fully-realized in the 1st quarter of 1999, the Company expects to report improved operating results for the 2nd quarter of 1999.

   As the home care industry faces continued changes in reimbursement structure, Amedisys is committed to improve and streamline systems and take appropriate actions to offset these changes, creating a company focused on long-term growth.

6. Dispositions

   On January 1, 1999, the Company sold all of the issued and outstanding stock of Amedisys Durable Medical Equipment, Inc. d/b/a Care Medical and Mobility ("ADME") to Ace Drug Medical Equipment, Inc. ("ACE"), a Texas Corporation. The sales price was $672,385 of which $100,000 was paid at closing; $418,318 was payable pursuant to a two year note in eight equal quarterly payments of principal and interest at prime plus 2%, adjusted annually; and $154,067 was payable pursuant to a one year note, payable in four quarterly payments of principal plus accrued interest at prime plus 2%. Each note is solitarily guaranteed by Terry Huckabee, a principal of ACE. ACE acquired substantially all of the assets and liabilities of ADME. This transaction was accounted for as a sale by the Company. The Company expects that this disposition will not have a material effect on net revenues or income of the Company.

7. Discontinued Operations

   In September, 1998, the Company sold certain assets, subject to the assumption of certain liabilities, of its Staffing division. This sale qualified as a discontinued operation, and has been reflected as such in the consolidated statements of operations. Summarized financial information for the discontinued operation is as follows (in 000's):

                                                                  Three months
                                                                     ended
                                                                   March 1998
                                                                  ------------
      Service Revenue............................................    $4,568
      Income from discontinued operation before provision for
       income taxes..............................................    $  597
      Income from discontinued operations, net of income taxes...    $  394

8. Income Taxes

   For the three month period ending March 31, 1998, the Company established a deferred tax asset by recording an estimated net income tax benefit of $1,292,000. This figure is comprised of a $1,495,000 income tax benefit reflected in the accompanying consolidated statement of operations as a benefit for income taxes, offset by a $203,000 income tax expense reflected in the accompanying consolidated statements of operations as a component of income from discontinued operations. In December, 1998, a valuation allowance was recorded against this deferred tax asset, effectively writing-off the deferred tax asset due to the significant losses incurred by the Company for the year ended December 31, 1998. Due to the continued losses for the three month period ending March 31, 1999, the Company has not recorded an estimated income tax benefit.

9. Supplemental Schedule of Non-Cash Investing Activity

   The following unaudited table presents (in 000's) the detail of the acquisitions completed during the first quarter of 1998 presented in the supplemental schedule to the consolidated cash flow statement. No acquisitions were completed during the first quarter of 1999.

                          Alliance         Infusion  Precision StaffCor
                            Home             Care     Health   Staffing
                          Health,   PRN,  Solutions, Systems,  Services,
                            Inc.    Inc.     Inc.     L.L.C.    L.L.C.    Total
                          --------  ----  ---------- --------- --------- -------
Supplemental schedule of
 non-cash investing
 activity:
  Value of stock issued
   in exchange..........  $   874   $  0     $  0      $  0      $  0    $   874
  Value of note payable
   issued in exchange...        0      0      125       250         0        375
  Cash acquired in
   exchange.............       72     (2)       1        51         0        123
  Working capital
   acquired net of cash
   and cash
   equivalents..........   (3,388)    40       18        57         0     (3,272)
  Fair value of
   property, plant and
   equipment acquired...      220     28        0        12        19        279
  Fair value of other
   assets acquired......       23      2        0         0         0         26
  Long term debt
   assumed..............    2,927     72        0         0         0      2,998
  Fair value of other
   liabilities assumed..        0     23       28         3         0         54
                          -------   ----     ----      ----      ----    -------
  Non cash portion of
   acquisitions.........    6,873     26      134       132       (19)     7,146
  Cash payment for
   acquisition..........      300    430      375       770        30      1,905
                          -------   ----     ----      ----      ----    -------
  Goodwill recorded in
   exchange.............  $ 7,173   $456     $509      $902      $ 11    $ 9,051
                          -------   ----     ----      ----      ----    -------

10. Notes Payable

   Notes payable consist primarily of a $25 million asset-based line of credit, a one-year $14 million note payable to Columbia/HCA, and borrowings under revolving bank lines of credit of $2,500,000 and $750,000. The $25 million asset-based line of credit is collateralized by eligible accounts receivable of the home health care nursing division. Eligible receivables are defined as receivables, exclusive of workers' compensation and self-pay, that are aged less than 181 days. The ongoing fees associated with this line of credit equate to 1% of eligible billed receivables generated during each billing period. The $14 million note payable to Columbia/HCA is a result of the acquisition consummated in November, 1998. The revolving bank lines of credit of $2,500,000 and $750,000 bear interest at bank prime plus 1.5% and bank prime plus 1%, respectively. At March 31, 1999, approximately $656,000 was available under the combined bank lines of credit. These lines of credit are collateralized by 80% of eligible receivables in outpatient surgery and infusion, 75% of eligible receivables in home health care, and 80% of physician notes receivable. Eligible receivables are defined principally as accounts that are aged less than 90 days for outpatient surgery and infusion and 120 days for home health care. Subsequent to March 31, 1999, the $2,500,000 line of credit was decreased to $2,000,000, with scheduled step-downs in availability until the expiration of the line on July 31, 1999.

   The $2,500,000 bank line of credit is subject to certain covenants, including a monthly borrowing base, a debt service coverage ratio, and a leverage ratio. At December 31, 1998 and March 31, 1999, the Company was in default on the debt service coverage ratio requirement of 1.1 : 1.0 due to the losses incurred in these periods. This default was waived by the bank through March 31, 1999.

11. Amounts Due To and Due From Medicare

   The Company is currently working to determine the tentative amounts due to and due from the Medicare program for the first quarter of 1999. The integration and change of ownership process of the acquired home health agencies of Columbia/HCA have delayed the rate review process with Medicare. Rate reviews and reconciliations have been forwarded to Medicare and responses are expected to be received by the Company by the end of the second quarter of 1999. Based on the information currently available to the Company, the Company has estimated any amounts due to Medicare or other parties as of March 31, 1999 and such amounts are netted against accounts receivable. For the cost report year ending December 31, 1998, year-end cost reports have been compiled with an estimated aggregate payable due to Medicare of $4.4 million which the Company is in the process of negotiating with Medicare for extended repayment. Although management expects Medicare to agree to a revised payment plan, there is no assurance at this time that the proposed terms will be accepted by Medicare.

12. Liquidity

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced significant losses from operations in 1998 and 1997 and has a deficit in stockholders' equity of $14,037,000 at March 31, 1999. In addition, at March 31, 1999, the Company has $30,814,000 in debt repayment obligations coming due within one year and Management's current projections indicate that operations will not produce sufficient cash flow to fund those obligations. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company has undertaken a significant restructuring effort to reduce operating costs by closing unprofitable locations and reducing components of overhead expenses to minimize this deficit. The Company is negotiating the restructuring of certain debt obligations and is considering the possible sale of certain operating assets to generate cash to fund remaining obligations. Management believes that the strategies it has undertaken will enable the Company to satisfy its obligations as they become due; however, there can be no assurance that these strategies will succeed. The financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amount or the amount and classification of liabilities that might result should the company be unable to continue as a going concern.

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

GENERAL

   Amedisys, Inc. is a leading multi-regional provider of fully integrated alternate-site health care services. The Company offers the following services: infusion therapy; home health nursing services; and ambulatory surgery centers. The Company operates 71 offices within a network of subsidiaries in the south and southeastern United States.

RESULTS OF OPERATIONS

   Revenues. Net revenues for the three months ended March 31, 1999 increased $20,863,000 or 256% to $29,005,000 from $8,142,000 for the three months ended
March 31, 1998. The Home Health Care Nursing division's net revenues increased $19,983,000 or 394%. This increase was attributed to the acquisition of certain Columbia/HCA home health care agencies in the latter part of 1998. Visits for the comparative three month periods increased 229,916, or 232% from 99,144 in 1998 to 329,060 in 1999. Infusion therapy revenues increased $840,000, or 61%, from $1,371,000 for the three months ended March 31, 1998 to $2,211,000 for the same period in 1999. The infusion therapy division, which began operations in the fourth quarter of 1997, has demonstrated continued revenue growth through the opening of additional locations and expanding services and patient base for existing locations.

   Cost of Revenues. Cost of revenues increased by $9,734,000 to $14,289,000 for the three months ended March 31, 1999 from $4,555,000 for the three months ended March 31, 1998 primarily attributed to the acquisition of certain Columbia/HCA home health care agencies. As a percentage of the net revenues, cost of revenues decreased to 49% from 56% for the three months ended March 31, 1999 and 1998, respectively. This decrease is attributed to cost reduction efforts implemented during 1998 in all operating divisions. For the home health care nursing division, all nursing employees were converted to a per-visit payment basis, thereby increasing overall productivity.

   General and Administrative Expenses ("G&A"). General and administrative expenses increased by $8,606,000 or 110% to $16,422,000 for the three months ended March 31, 1999 from $7,816,000 for the three months ended March 31, 1998, primarily attributed to the acquisition of certain Columbia/HCA home health care agencies. As a percentage of net revenues, general and administrative expenses decreased to 57% from 96%. This decrease is attributed to the cost reduction efforts implemented for all operating divisions and corporate departments in addition to improvements in operating efficiencies. The operating efficiencies that were gained through these efforts helped to offset the additional resources needed following the Columbia/HCA acquisition, resulting in a minimal increase in administrative personnel and resources to appropriately manage and support the new home health care agencies.

   Operating (Loss). The Company had an operating loss of $1,707,000 for the three months ended March 31, 1999 as compared to an operating loss of $4,228,000 for the same period in 1998. The reduction in operating losses of $2,521,000, or 60%, is mainly attributed to the restructuring efforts implemented during 1998 and the economies of scale achieved with the acquisition of certain Columbia/HCA home health care agencies.

   (Benefit) for Estimated Income Taxes. For the three month period ending March 31, 1998, the Company established a deferred tax asset by recording an estimated net income tax benefit of $1,292,000. This figure is comprised of a $1,495,000 income tax benefit reflected in the accompanying consolidated statement of operations as a benefit for income taxes, offset by a $203,000 income tax expense reflected in the accompanying consolidated statements of operations as a component of income from discontinued operations. In December, 1998, a valuation allowance was recorded against this deferred tax asset, effectively writing-off the deferred tax asset due to the significant losses incurred by the Company for the year ended December 31, 1998. Due to the continued losses for the three month period ending March 31, 1999, the Company has not recorded an estimated income tax benefit.

   Discontinued Operations. In September, 1998, the Company sold its Staffing division and reflected this sale as a discontinued operation in the accompanying consolidated statements of operations. Net revenues for the Staffing division were $4,568,000 for the three months ended March 31, 1998 and net income from discontinued operations, net of income tax of $203,000, was $394,000 for the three months ended March 31, 1998.

   Net (Loss). As a result of the reasons described above, the Company had a net loss of $2,498,000 for the three months ended March 31, 1999 compared with a net loss of $2,521,000 for the three months ended March 31, 1998. The company expects the quarterly losses to decrease throughout 1999 as the full benefit of the restructuring efforts are realized.

FINANCIAL CONDITION

   The Company's principal capital requirements are for additional working capital to fund current cash requirements of the Company. The Company recorded a net loss for both the year-ended December 31, 1998 and the three months ended March 31, 1999 and had negative cash flow from operations. The negative cash flow from operations is largely attributable to the changes in Medicare reimbursement which were effective January 1, 1998 for the Company. The Company has undertaken a significant restructuring effort to reduce operating costs but expects to record losses for the remainder of 1999. The operating losses and negative cash flow from operations has impacted the availability of the Company's current financing sources and has decreased the Company's overall liquidity position. The Company expects the negative cash flow from operations to continue on a short-term basis and is currently evaluating alternative strategies to secure the needed capital until such time that a positive cash flow from operations is generated.

   Notes payable consist primarily of a $25 million asset-based line of credit, a one-year $14 million note payable to Columbia/HCA, and borrowings under revolving bank lines of credit of $2,500,000 and $750,000. The $25 million asset-based line of credit is collateralized by eligible accounts receivable of the Home Health Care Nursing division. Eligible receivables are defined as receivables, exclusive of workers' compensation and self-pay, that are aged less than 181 days. The ongoing fees associated with this line of credit equate to 1% of eligible billed receivables generated during each billing period. The $14 million note payable to Columbia/HCA is a result of the acquisition consummated in November 1998 and is payable in December, 1999. Management of the Company and representatives from Columbia/HCA are currently in negotiations to restructure the repayment terms of this note payable. In the event that an agreement can not be reached, the Company does not expect to have the cash flow to fund the obligation when due, which raises substantial doubt about the Company's ability to continue as a going concern. The revolving bank lines of credit of $2,500,000 and $750,000 bear interest at bank prime plus 1.5% and bank prime plus 1%, respectively. At March 31, 1999, approximately $656,000 was available under the combined bank lines of credit. These lines of credit are collateralized by 80% of eligible receivables in outpatient surgery and infusion, 75% of eligible receivables in home health care, and 80% of physician notes receivable. Eligible receivables are defined principally as accounts that are aged less than 90 days for outpatient surgery and infusion and 120 days for home health care. Subsequent to March 31, 1999, the $2,500,000 line of credit was decreased to $2,000,000, with scheduled step-downs in availability until the expiration on July 31, 1999.

   The $2,500,000 bank line of credit is subject to certain covenants, including a monthly borrowing base, a debt service coverage ratio, and a leverage ratio. At December 31, 1998 and March 31, 1999, the Company was in default on the debt service coverage ratio requirement of 1.1 : 1.0 due to the losses incurred in these periods. This default was waived by the bank through March 31, 1999.

   The Company's operating activities used $7,901,000 during the first three months of 1999, whereas such activities used $350,000 in cash during the first three months of 1998. This increase in cash used in operating activities is primarily attributable to an increase in accounts receivable as a result of the acquisition of certain home health agencies of Columbia/HCA. The Company's investing activities provided $74,000 for the three months ended March 31, 1999, whereas investing activities used $2,713,000 for the three months ending March 31, 1998. Cash used in acquisitions decreased $1,905,000 in addition to a decrease in purchases of furniture, fixtures and equipment of $716,000 for the three months ended March 31, 1999 as compared to the same period in 1998. Net cash provided by financing activities increased to $10,023,000 from $253,000 for the three months ending March 31, 1999 and 1998, respectively. This increase is due to the net increase in borrowings on the lines of credit of $12,858,000 resulting from increased expenditures related to the acquired home health care agencies of Columbia/HCA, offset by a decrease in proceeds from preferred stock of $3,253,000.

   At March 31, 1999, the Company had negative working capital of $33,212,000 and a stockholder's equity deficit of $14,037,000.

YEAR 2000 COMPLIANCE ISSUES

   The Company continues to evaluate its entire operation in preparation for potential problems associated with Year 2000 (Y2K). A task force was established within the Company to evaluate all areas for compliance issues and develop correction plans if necessary. Some internal areas and processes being evaluated include initial charge entry through billing and collections; accounts payable invoice receipt through processing and payment; bank processing of receipts and disbursements; computer hardware and software functionality; and time and/or date-sensitive office and medical equipment functionality. In preparation for Y2K, the Company has replaced, or is in the process of replacing, all of its mission critical computer systems that are not Y2K compliant. The general accounting system was replaced and has been in use since October, 1998. The

Company's home health care nursing, outpatient surgery center, and infusion division software systems are Y2K compliant. At present, the Company does not anticipate any material disruption in its operations or significant costs to be incurred to attain compliance. There can be no assurance, however, that the Company will identify or adequately assess all aspects of the business that may be affected. Due to this uncertainly, a contingency plan is being developed as each area is evaluated to minimize any negative impact to the Company. In the event that any of the Company's significant payors, suppliers, or customers do not successfully and in a timely manner achieve Year 2000 compliance, the Company's business and/or operations could be adversely affected.

FORWARD LOOKING STATEMENTS

   When included in the Quarterly Report on Form 10-Q or in documents incorporated herein by reference, the words "expects", "intends", "anticipates", "believes", "estimates", and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, current cash flows and operating deficits, debt services needs, adverse changes in federal and state laws relating to the health care industry, competition, regulatory initiatives and compliance with governmental regulations, customer preferences and various other matters, many of which are beyond the Company's control. These forward-looking statements speak only as of the date of the Quarterly Report on Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company's expectations with regard thereto or any changes in events, conditions or circumstances on which any statement is based.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

   None

Item 2. CHANGES IN SECURITIES

   None

Item 3. DEFAULTS UPON SENIOR SECURITIES

   At March 31, 1999, the Company was in default on the $2,500,000 revolving bank line of credit. The line of credit is collateralized by accounts receivable and is subject to certain covenants, including a monthly borrowing base, a debt service coverage ratio, and a leverage ratio. The Company was in default on the debt service coverage ratio requirement of 1.1 : 1.0 due to the losses incurred in these periods. This default was waived by the bank through March 31, 1999.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

Item 5. OTHER INFORMATION

   On April 1, 1999, Mitchel G. Morel resigned from the Company. Mr. Morel served as Chief Financial Officer of the Company from June, 1994 to March, 1999.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

   Exhibit                                                               Page
     No.    Identification of Exhibit                                   Number
   -------  -------------------------                                   ------
    3.1(ii) --Certificate of Incorporation                                --
    3.2(ii) --Bylaws                                                      --
   10.1(i)  --Stock Purchase Agreement by and among Ace Drug Medical
             Corporation and Amedisys Durable Medical Equipment, Inc.
             d/b/a Care Medical and Mobility and Amedisys, Inc.           15
   27.1(i)  --Financial Data Schedule                                     36

--------
(i) Filed herewith.
(ii) Previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1994 which is incorporated herein by reference.

   (b) Report on Form 8-K

   No reports on Form 8-K were filed during the first quarter of 1999.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          AMEDISYS, INC.

                                                   /s/ Larry R. Graham
                                          By: _________________________________
                                            Larry R. Graham
                                            Principal Financial and Accounting
                                            Officer
                                            and duly authorized officer

DATE: May 17, 1999