Form 10-Q
period 1999-06-30
AMEDISYS INC
filed 1999-08-16
CIK 896262

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
________________________________________________________________________________



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1999

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________to _____________________


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

Number of shares of Common Stock outstanding as of June 30, 1999: 3,116,692 shares

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998............................................   3
        Consolidated Statements of Operations for the Three and Six Months ended June 30, 1999 and 1998..................   4
        Consolidated Statements of Cash Flows for the Six Months ended June 30, 1999 and 1998............................   5
        Notes to Consolidated Financial Statements.......................................................................   6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................   9

ITEM 3. QUANTITATIVE AND  QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.....................................................  12

                                                             PART II.
                                                         OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS................................................................................................  12

ITEM 2. CHANGES IN SECURITIES............................................................................................  12

ITEM 3. DEFAULTS UPON SENIOR SECURITIES..................................................................................  12

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................................  13

ITEM 5. OTHER INFORMATION................................................................................................  13

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................................................................  13


Amedisys, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
as of June 30, 1999 and December 31, 1998
(Unaudited, in 000's)

ASSETS                                                              June 30, 1999                   December 31, 1998
Current Assets:

  Cash                                                                                $60                        $572
  Accounts Receivable, Net of Allowance for Doubtful
     Accounts of $2,607,000 in June 1999 and
     $3,095,000 in December 1998                                                   20,989                       7,456
  Prepaid Expenses                                                                    778                         604
  Inventory                                                                         1,442                       1,440
  Other Current Assets                                                                480                         263
                                                                --------------------------        --------------------
      Total Current Assets                                                         23,749                      10,335

Notes Receivable from Related Parties                                                   0                          89

Property, Plant and Equipment, Net                                                  7,497                       8,574
Other Assets, Net                                                                  25,165                      25,430
                                                                --------------------------        --------------------

      Total Assets                                                                $56,411                     $44,428
                                                                ==========================        ====================

LIABILITIES

Current Liabilities:

  Notes Payable                                                                   $34,862                     $18,979
  Current Portion of Long-Term Debt                                                 3,141                       3,141
  Deferred Revenue                                                                  2,119                       2,119
  Accounts Payable                                                                  8,088                       7,295
  Accrued Expenses:
    Payroll and Payroll Taxes                                                       4,118                       5,257
    Insurance                                                                           0                         368
    Other                                                                           6,105                       4,456
                                                                --------------------------        --------------------
        Total Current Liabilities                                                  58,432                      41,615

Long-Term Debt                                                                      5,477                       5,447
Deferred Revenue                                                                    7,062                       8,121
Other Long-Term Liabilities                                                           826                         826
                                                                --------------------------        --------------------
        Total Liabilities                                                          71,796                      56,009
                                                                --------------------------        --------------------

Minority Interest                                                                     107                         103
                                                                --------------------------        --------------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock                                                                          3                           3
  Preferred Stock (750,000 shares)                                                      1                           1
  Additional paid-in capital                                                       12,152                      12,005
  Treasury Stock (4,667 shares)                                                       (25)                        (25)
  Stock Subscriptions Receivable                                                        0                           0
  Retained Earnings (Deficit)                                                     (27,623)                    (23,668)
                                                                --------------------------        --------------------
      Total Stockholders' Equity (deficit)                                        (15,492)                    (11,684)
                                                                --------------------------        --------------------
        Total Liabilities and Stockholders' Equity                                $56,411                     $44,428
                                                                ==========================        ====================

See accompanying notes to financial statements.

Amedisys, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended June 30, 1999 and 1998
(Unaudited, in 000's)

                                                              3 Months Ended                          6 Months Ended
                                                  -----------------------------------      -----------------------------------
                                                        1999                1998                1999                 1998
                                                                         (Restated)                               (Restated)
Income:
  Service revenue                                       $  28,758         $      7,539         $   57,762         $      15,681
  Cost of service revenue                                  13,103                3,753             27,392                 8,308
                                                        ----------        -------------         ----------         -------------
    Gross margin                                           15,655                3,786             30,370                 7,373

General and administrative expenses:
  Salaries and benefits                                     8,775                3,605             17,674                 8,306
  Other                                                     8,163                3,388             15,682                 6,516
                                                        ----------        -------------         ----------         -------------
    Total general and administrative expenses              16,938                6,993             33,356                14,822
                                                        ----------        -------------         ----------         -------------

    Operating (loss)                                       (1,283)              (3,207)            (2,986)               (7,449)
                                                        ----------        -------------         ----------         -------------

Other income and expense:
  Interest income                                              21                    9                 38                    21
  Interest expense                                           (567)                (214)            (1,147)                 (415)
  Other income, net                                           385                   16                146                    23
                                                        ----------        -------------         ----------         -------------
    Total other income and expenses                          (161)                (189)              (963)                 (371)
                                                        ----------        -------------         ----------         -------------

(Loss) before income taxes and minority interest,
    and discontinued operations                            (1,444)              (3,396)            (3,949)               (7,820)

(Benefit) for estimated income taxes                            0               (1,159)                 0                (2,659)
                                                        ----------        -------------         ----------         -------------

(Loss) before minority interest and
    discontinued operations                                (1,444)              (2,237)            (3,949)               (5,161)

Minority interest in consolidated subsidiary                  (11)                   0                 (4)                    0
                                                        ----------        -------------         ----------         -------------

(Loss) before discontinued operations                      (1,455)              (2,237)            (3,953)               (5,161)

Discontinued operations:
    Income from discontinued operations, net of
        income tax                                              0                  334                  0                   737
                                                        ----------        -------------         ----------         -------------

    Total discontinued operations                               0                  334                  0                   737
                                                        ----------        -------------         ----------         -------------

Net (Loss)                                              $   (1,455)       $      (1,903)        $   (3,953)       $      (4,424)
                                                        ==========        =============         ==========         =============


Weighted average common shares outstanding                  3,117                3,064              3,075                 3,057

Basic earnings (loss) per common share:
  Net (loss) before discontinued operations         $       (0.47)      $        (0.73)       $     (1.29)      $         (1.69)

Income from discontinued operations, net of
    income tax                                                  0                  0.11                  0                  0.24
                                                        ----------        -------------         ----------         -------------

Net (loss)                                          $       (0.47)      $        (0.62)       $     (1.29)      $         (1.45)
                                                        ==========        =============         ==========         =============

See accompanying notes to financial statements.

Amedisys, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 1999 and 1998
(Unaudited, in 000s)


                                                                                       Six months ended
                                                                   ---------------------------------------------------------
                                                                             June 99                        June 98
Cash Flows from operating activities:
  Net (Loss)                                                                           ($3,953)                     ($4,424)
  Adjustments to reconcile net loss to net
    cash (used in) operating activities:
      Depreciation and amortization                                                      1,537                          870
      Provision for bad debts                                                              919                          415
      Minority interest in affiliated company                                                4                            0
      (Gain) loss on sale of company assets                                                (342)                          4
      Loss on disposal of durable medical equipment company                                249                            0

      Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                                     (15,496)                       2,919
        (Increase) in prepaid expenses                                                    (180)                        (644)
        (Increase) in other current assets                                                (417)                      (3,217)
        (Increase) in other assets                                                         (74)                        (198)
        Increase in accounts payable                                                     1,914                          170
        Increase (decrease) in accrued expenses                                           (940)                         485
        Decrease in deferred revenue                                                    (1,059)                           0
                                                                   ----------------------------     ------------------------
             Net cash (used in) operating activities                                   (17,838)                      (3,620)
                                                                   ----------------------------     ------------------------

Cash flow from investing activities:
  Purchase of furniture, fixtures & equipment                                             (176)                      (1,625)
  Proceeds from sale of furniture, fixtures & equipment                                     24                            0
  Proceeds from sale of company assets                                                     357                            0
  Cash paid for acquisitions                                                                 0                       (2,005)
  Proceeds from sale of durable medical equipment company                                  100                            0
  Decrease in notes receivable from related parties                                         89                           28
                                                                   ----------------------------     ------------------------
            Net cash provided by (used in) investing activities                            394                       (3,602)
                                                                   ----------------------------     ------------------------

Cash flow from financing activities:
  Cash received in acquisitions                                                              0                          317
  Net increase in borrowings on line of credit                                          17,145                          284
  Payments on notes payable                                                               (513)                        (704)
  Proceeds from notes payable                                                              300                          473
  Proceeds from preferred stock                                                              0                        3,253
                                                                   ----------------------------     ------------------------
            Net cash provided by financing activities                                   16,932                        3,623
                                                                   ----------------------------     ------------------------

Net (decrease) in cash and cash equivalents                                               (513)                      (3,599)

Cash and cash equivalents, beginning of period                                             572                        4,070
                                                                   ----------------------------     ------------------------

Cash and cash equivalents, end of period                                                   $60                         $471
                                                                   ============================     ========================


Supplemental disclosures of cash flow information:
    Cash payments for:
      Interest                                                                            $259                         $426
                                                                   ============================     ========================
      Income taxes                                                                          $0                         $151
                                                                   ============================     ========================


Supplemental schedule of non-cash investing activity (See
  note 9 to financial statements):
    Value of stock issued in exchange                                                                                  $894
    Value of note payable issued in exchange                                                                          1,575
    Cash acquired in exchange                                                                                          (317)
    Working capital acquired net of cash and cash equivalents                                                         3,553
    Fair value of property, plant and equipment acquired                                                               (385)
    Fair value of other assets acquired                                                                                 (27)
    Long term debt assumed                                                                                            3,069
    Fair value of other liabilities assumed                                                                              54
                                                                                                    ------------------------
    Non cash portion of acquisitions                                                                                  8,416
    Cash payment for acquisitions                                                                                     2,005
                                                                                                    ========================
    Goodwill recorded in exchange                                                                                   $10,421
                                                                                                    ========================

See accompanying notes to financial statements.

                        AMEDISYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   ORGANIZATION

     Amedisys, Inc. (the "Company") is a leading multi-regional provider of home health nursing services, alternate-site infusion therapy, and ambulatory surgery centers. The Company operates 69 offices within a network of subsidiaries in the south and southeastern United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced significant losses from operations thus far in 1999, as well as in 1998 and 1997 and has a deficit in stockholders' equity of $15,492,000 at June 30, 1999. In addition, at June 30, 1999, the Company has $38,003,000 in debt repayment obligations coming due within one year and Management's current projections indicate that operations will not produce sufficient cash flow to fund those obligations. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company has undertaken a significant restructuring effort to reduce operating costs by closing unprofitable locations and reducing components of overhead expenses to minimize this deficit. The Company is negotiating the restructuring of certain debt obligations and is considering the possible sale of certain operating assets to generate cash to fund remaining obligations. Management believes that the strategies it has undertaken will enable the Company to satisfy its obligations as they become due; however, there can be no assurance that these strategies will succeed. The financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amount or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position at June 30, 1999 and the result of operations for the three and six months and cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the interim periods are not necessarily indicative of results of operations for the entire year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Form 10-K.

2.   RECLASSIFICATIONS

     Certain amounts previously reported in the 1998 interim unaudited financial statements have been reclassified due to the sale of the Staffing division in September, 1998 which qualified as a discontinued operation.

3.   EARNINGS PER SHARE

     Basic net income (loss) per share of common stock is calculated by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is not presented as stock options and convertible securities outstanding (total 3,581,934 shares) during the periods presented were not dilutive.

4.   RECENT ACCOUNTING PRONOUNCEMENTS

     Accounting for Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.
Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000 and must be applied to instruments issued, acquired, or substantively modified after December 31, 1997. The Company does not expect the adoption of the accounting pronouncement to have a material effect on its financial position or results of operations.

5.   MEDICARE REIMBURSEMENT REDUCTIONS AND RELATED RESTRUCTURING

     The Company derives approximately 80% of its revenues from the Medicare system. In 1997, Congress approved the Balanced Budget Act of 1997 (the "Budget Act"). The Budget Act established an interim payment system (the "IPS") that provided for the lowering of reimbursement limits for home health visits until the Prospective Payment System ("PPS") is implemented. For cost reporting periods beginning on or after October 1, 1997, Medicare-reimbursed home health agencies' cost limits were determined as the lesser of (i) their actual costs, (ii) per visit cost limits based on 105% of median costs of freestanding home health agencies, or (iii) a per beneficiary limit determined for each specific agency based on whether the agency was an "old" or "new" provider. An old provider was defined as an agency which filed a twelve month cost report in Federal FY 1994 and a new agency as one that did not. An old provider per beneficiary limit was based on 75% of 98% of the 1994 agency cost adjusted for inflation, plus 25% of a regional average as determined by Health Care Financing Administration ("HCFA"). A new provider per beneficiary limit was based on a national average, as determined by HCFA, adjusted for regional labor costs. The schedule of per visit limits for cost reporting periods ending on or after October 1, 1997 was published by HCFA in January, 1998 and the schedule of per-beneficiary limits for cost reporting periods beginning on or after October 1, 1997 was published in March, 1998, by HCFA. The new IPS cost limits apply to the Company for the cost reporting period beginning January 1, 1998 and will remain in effect until the implementation of PPS, which is currently anticipated to be October, 2000.

      As a result of these reimbursement changes, a significant restructuring effort by the Company was completed during 1998, resulting in office reorganizations, consolidations, and closures as it transitioned to IPS. After the acquisition of certain home health care agencies from Columbia/HCA in November and December, 1998, a similar restructuring effort is being continuously implemented in an overall effort to reduce costs and improve efficiencies, while maintaining the same high-quality of patient care. Since these cost reductions are on-going, the Company expects to report improved operating results for the remainder of the year.

     As the home care industry faces continued changes in reimbursement structure, Amedisys is committed to improve and streamline systems and take appropriate actions to offset these changes, creating a company focused on long-term growth.

6.   DISPOSITION

     On January 1, 1999, the Company sold all of the issued and outstanding stock of Amedisys Durable Medical Equipment, Inc. d/b/a Care Medical and Mobility ("ADME") to Ace Drug Medical Equipment, Inc. ("ACE"), a Texas Corporation. ACE acquired substantially all of the assets and liabilities of ADME. This transaction was accounted for as a sale by the Company. The sales price was $672,385 of which $100,000 was paid at closing; $418,318 is payable pursuant to a two year note in eight equal quarterly payments of principal and interest at prime plus 2%, adjusted annually; and $154,067 is payable pursuant to a one year note, payable in four quarterly payments of principal plus accrued interest at prime plus 2%. Each note is solitarily guaranteed by Terry Huckabee, a principal of ACE. In accordance with the payment terms of both notes, the first and second quarterly payments due to the Company as of July 15, 1999 totaled $157,000. As of August 13, 1999, these payments have not been received by the Company. As a result, the Company has fully reserved for these past due payments. The Company expects that this disposition will not have a material effect on net revenues or income of the Company.

7.   DISCONTINUED OPERATIONS

     In September, 1998, the Company sold certain assets, subject to the
assumption of certain liabilities,  of its Staffing division.   This sale
qualified as a discontinued operation, and has been reflected as such in the consolidated statements of operations. Summarized financial information for the discontinued operation is as follows (in 000's):

                                               Three months ended   Six months ended
                                               ------------------   ----------------
                                                   June 1998           June 1998
                                               ------------------   ----------------

            Service Revenue                                $4,226             $8,794
            Income from discontinued
               operations before provision
               for income taxes                            $  506             $1,117
            Income from discontinued
               operations, net of income
               taxes                                       $  334             $  737

8.   INCOME TAXES

     For the three and six month periods ending June 30, 1998, the Company established a deferred tax asset by recording an estimated net income tax benefit of $987,000 and $2,279,000, respectively. These amounts are comprised of a $1,159,000 and a $2,659,000 income tax benefit for the three and six month period ending June 30, 1998 which are reflected in the accompanying consolidated statement of operations as a benefit for income taxes. These benefits are offset by a $172,000 and a $380,000 income tax expense for the three and six month period ending June 30, 1998 which are reflected in the accompanying consolidated statements of operations as a component of income from discontinued operations. In December, 1998, a valuation allowance was recorded against this deferred tax asset, effectively writing-off the deferred tax asset due to the significant losses incurred by the Company for the year ended December 31, 1998. Due to the continued losses for the three and six month periods ending June 30, 1999, the Company has not recorded an estimated income tax benefit for these periods.

9.   SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITY

     The following unaudited table presents (in 000's) a summary of the acquisitions completed during the first quarter of 1998 and a detail of the acquisitions completed during the second quarter of 1998 as presented in the
supplemental schedule to the consolidated cash flow statement.   No acquisitions
were completed during the first and second quarters of 1999.

                                                                                Precision     Quality          Home
                                                                1/st/ Quarter      Home         Home         Health of
                                                                    1998          Health,      Health,       Alexandria
                                                                   Total           Inc.         Inc.            Inc.         Total
                                                                -------------   ---------     -------        ----------    --------
Supplemental schedule of non-cash investing activity:
     Value of stock issued in exchange                                $  874        $    0       $  20           $  0       $   894
     Value of note payable issued in exchange                            375         1,200           0              0         1,575
     Cash acquired in exchange                                          (123)           (0)       (132)           (62)         (317)
     Working capital deficit acquired net of cash and cash
      equivalents                                                      3,272             0         306            (25)        3,553
     Fair value of property, plant and equipment acquired               (279)         (102)          3              1          (385)
     Fair value of other assets acquired                                 (26)           (0)          1              0           (27)
     Long term debt assumed                                            2,998             0           2             69         3,069
     Fair value of other liabilities assumed                              54             0           0              0            54
                                                                      ------        ------       -----           ----       -------
     Non cash portion of acquisitions                                  7,146         1,098         192            (20)        8,416
     Cash payment for acquisition                                      1,905             0          80             20         2,005
                                                                      ------        ------       -----           ----       -------
     Goodwill recorded in exchange                                    $9,051        $1,098       $ 272           $  0       $10,421
                                                                      ------        ------       -----           ----       -------

10.  NOTES PAYABLE

     Notes payable consist primarily of a $25 million asset-based line of credit, a $14 million note payable to Columbia/HCA due in December, 1999, a $6.6 million unsecured liability payable to Columbia/HCA, and borrowings under revolving bank lines of credit of $1,500,000 and $750,000. The $25 million asset-based line of credit is collateralized by eligible accounts receivable of the home health care nursing division. Eligible receivables are defined as receivables, exclusive of workers' compensation and self-pay, that are aged less than 181 days. The ongoing fees associated with this line of credit equate to 1% of eligible billed receivables generated during each billing period. This line of credit expires on December 31, 2001. The $14 million note payable to Columbia/HCA is a result of the acquisition consummated in November 1998. The $6.6 million unsecured net liability payable to Columbia/HCA resulted from Periodic Interim Payments ("PIP") directed to Columbia/HCA and subsequently forwarded to the Company which have been determined by the fiscal intermediary as funds belonging to Columbia/HCA. The revolving bank lines of credit of $1,500,000 and $750,000 bear interest at bank prime plus 1.5% and bank prime plus 1%, respectively. At August 13, 1999, approximately $900,000 was available under the combined bank lines of credit (see further discussion below). These lines of credit are collateralized by 80% of eligible receivables in outpatient surgery and infusion, 75% of eligible receivables in home health care, and 80% of physician notes receivable. Eligible receivables are defined principally as accounts that are aged less than 90 days for outpatient surgery and infusion and 120 days for home health care. Subsequent to June 30, 1999, the $1,500,000 line of credit was decreased to $900,000, with scheduled step-downs in availability until the expiration of the line on the earlier of December 1, 1999 or the sale of all or a portion of one of the Company's operating units. The $750,000 line of credit has scheduled principal payments until the expiration of the line on December 1, 1999.

     The $1,500,000 bank line of credit is subject to certain covenants, including a monthly borrowing base, a debt service coverage ratio, and a leverage ratio. At December 31, 1998 and June 30, 1999, the Company was not in compliance with the debt service coverage ratio requirement of 1.1 : 1.0 due to the losses incurred in these periods. This default was waived by the bank through the quarterly reporting period ending June 30, 1999.

11.  AMOUNTS DUE TO AND DUE FROM MEDICARE

     The Company is continuing to reconcile the amounts due to and due from the
Medicare program for the first and second quarters of 1999.   The integration
and change of ownership process of the acquired home health agencies of Columbia/HCA have delayed the rate review process with Medicare. Rate reviews and reconciliations have been forwarded to Medicare and responses are being evaluated as received. Based on the information currently available to the Company, the Company has a total estimated aggregate payable due to Medicare of $8 million which is netted against accounts receivable. For the cost report years ending November 30 and December 31, 1999, the Company has estimated a net cost report payable of $3.7 million for which twelve month repayment plans have been negotiated with Medicare. For the cost report year ending December 31, 1998, year-end cost reports have been compiled with an estimated aggregate payable due to Medicare of $4.3 million which the Company is in the process of negotiating with Medicare for extended repayment. Although management expects Medicare to agree to a revised payment plan, there is no assurance at this time that the proposed terms will be accepted by Medicare.

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

GENERAL

     Amedisys, Inc. is a leading multi-regional provider of fully integrated alternate-site health care services. The Company offers the following services: home health nursing services; infusion therapy; and ambulatory surgery centers. The Company operates 69 offices within a network of subsidiaries in the south and southeastern United States.

RESULTS OF OPERATIONS

     Revenues. Net revenues increased $21,219,000 or 281% and $42,081,000 or 268% for the three and six months ended June 30, 1999, respectively, as compared to the same periods in 1998. The Home Health Care Nursing division's net revenues increased $20,637,000 or 515% for the three month period ended June 30, 1999 and $40,620,000 or 447% for the six month period ended June 30, 1999.
This increase was attributed to the acquisition of certain Columbia/HCA home health care agencies in the latter part of 1998. Visits for the three month period ended June 30 increased 245,171 or 359% from 68,204 in 1998 to 313,375 in 1999. For the six month period ended June 30, visits increased 477,926 or 285%
from 167,642 in 1998 to 645,568 in 1999.   Infusion therapy revenues increased
$1,364,000 or 54%  for the six month period ended June 30, 1999.

     Cost of Revenues. Cost of revenues increased by 249% and 230% for the three and six months ended June 30, 1999 as compared to the same periods in 1998. This increase is primarily attributed to the acquisition of certain Columbia/HCA home health care agencies. As a percentage of net revenues, cost of revenues decreased to 46% from 50% for the three months ended June 30, 1999 and 1998, respectively, and to 47% from 53% for the six months ended June 30, 1999 and 1998, respectively. This decrease is attributed to cost reduction efforts implemented during 1998 in all operating divisions. For the home health care nursing division, all nursing employees were converted to a per-visit payment basis, thereby increasing overall productivity.

     General and Administrative Expenses ("G&A"). General and administrative expenses increased by 142% and 125% for the three and six months ended June 30, 1999 as compared to the same periods in 1998. This increase is primarily attributed to the acquisition of certain Columbia/HCA home health care agencies. As a percentage of net revenues, general and administrative expenses decreased to 59% from 93% for the three months ended June 30, 1999 and 1998, respectively, and to 58% from 95% for the six months ended June 30, 1999 and 1998,
respectively.   This decrease is attributed to the cost reduction efforts
implemented for all operating divisions and corporate departments in addition to
improvements in operating efficiencies.   The operating efficiencies that were
gained through these efforts helped to offset the additional resources needed following the Columbia/HCA acquisition, resulting in a minimal increase in administrative personnel and resources to appropriately manage and support the new home health care agencies.

     Operating (Loss).    The Company had an operating loss of $1,283,000 for
the three months ended June 30, 1999 as compared to an operating loss of $3,207,000 for the same period in 1998 and an operating loss of $2,986,000 for the six months ended June 30, 1999 as compared to an operating loss of $7,449,000 for the same period in 1998. The reduction in operating losses of $1,924,000 or 60% for the three month period ended June 30, 1999 and of $4,463,000 or 60% for the six month period ended June 30, 1999 is mainly attributed to the restructuring efforts implemented during 1998 and the economies of scale achieved with the acquisition of certain Columbia/HCA home health care agencies.

     (Benefit) for Estimated Income Taxes. For the three and six month periods ending June 30, 1998, the Company established a deferred tax asset by recording an estimated net income tax benefit of $987,000 and $2,279,000, respectively. These amounts are comprised of a $1,159,000 and a $2,659,000 income tax benefit for the three and six month period ending June 30, 1998 which are reflected in the accompanying consolidated statement of operations as a benefit for income taxes. These benefits are offset by a $172,000 and a $380,000 income tax expense for the three and six month period ending June 30, 1998 which are reflected in the accompanying consolidated statements of operations as a component of income from discontinued operations. In December, 1998, a valuation allowance was recorded against this deferred tax asset, effectively writing-off the deferred tax asset due to the significant losses incurred by the Company for the year ended December 31, 1998. Due to the continued losses for the three and six month periods ending June 30, 1999, the Company has not recorded an estimated income tax benefit for these periods.

     Discontinued Operations. In September, 1998, the Company sold its Staffing division and reflected this sale as a discontinued operation in the accompanying
consolidated statements of operations.   Net revenues for the Staffing division
were $4,226,000 and $8,794,000 for the three and six months ended June 30, 1998 and net income from discontinued operations, net of income tax of $172,000 and $380,000, was $334,000 and $737,000 for the three and six months ended June 30, 1998, respectively.

     Net (Loss). As a result of the reasons described above, the Company had a net loss of $1,455,000 and $3,953,000 for the three and six months ended June 30, 1999, respectively, compared with a net loss of $1,903,000 and $4,424,000 for the three and six months ended June 30, 1998, respectively. The company expects the quarterly losses to decrease throughout 1999 as the full benefit of the restructuring efforts are realized.

FINANCIAL CONDITION

     The Company's principal capital requirements are for additional working capital to fund current cash requirements of the Company. The Company recorded a net loss for the year-ended December 31, 1998 and the three and six months ended June 30, 1999 and had negative cash flow from operations. The negative cash flow from operations is largely attributable to the changes in Medicare reimbursement which were effective January 1, 1998 for the Company. The Company has undertaken a significant restructuring effort to reduce operating costs but expects to record losses for the remainder of 1999. The operating losses and negative cash flow from operations have impacted the availability of the Company's current financing sources and have decreased the Company's overall
liquidity position.   The Company expects the negative cash flow from operations to continue on a short-term basis and is currently evaluating alternative strategies to secure the needed capital until such time that a positive cash flow from operations is generated.

     Notes payable consist primarily of a $25 million asset-based line of credit, a $14 million note payable to Columbia/HCA due in December 1999, a $6.6 million unsecured liability payable to Columbia/HCA, and borrowings under revolving bank lines of credit of $1,500,000 and $750,000. The $25 million asset-based line of credit is collateralized by eligible accounts receivable of the home health care nursing division. Eligible receivables are defined as receivables, exclusive of workers' compensation and self-pay, that are aged less than 181 days. The ongoing fees associated with this line of credit equate to 1% of eligible billed receivables generated during each billing period. This line of credit expires on December 31, 2001. The $14 million note payable to Columbia/HCA is a result of the acquisition consummated in November 1998. Management of the Company and representatives from Columbia/HCA are currently in negotiations to restructure the repayment terms of this note payable. In the event that an agreement can not be reached, the Company does not expect to have the cash flow to fund the obligation when due, which raises substantial doubt about the Company's ability to continue as a going concern. The $6.6 million unsecured liability payable to Columbia/HCA resulted from Periodic Interim Payments ("PIP") directed to Columbia/HCA and subsequently forwarded to the Company which have been determined by the fiscal intermediary as funds belonging to Columbia/HCA. Management of the company and representatives from Columbia/HCA are currently in negotiations as to when this payment is due. The revolving bank lines of credit of $1,500,000 and $750,000 bear interest at bank prime plus 1.5% and bank prime plus 1%, respectively. At August 13, 1999, approximately $900,000 was available under the combined bank lines of credit. These lines of credit are collateralized by 80% of eligible receivables in outpatient surgery and infusion, 75% of eligible receivables in home health care, and 80% of physician notes receivable. Eligible receivables are defined principally as accounts that are aged less than 90 days for outpatient surgery and infusion and 120 days for home health care. Subsequent to June 30, 1999, the $1,500,000 line of credit was decreased to $900,000, with scheduled step-downs in availability until the expiration of the line on the earlier of December 1, 1999 or the sale of all or a portion of one of the Company's operating units. The $750,000 line of credit has scheduled payments until the expiration of the line on December 1, 1999.

     The $1,500,000 bank line of credit is subject to certain covenants, including a monthly borrowing base, a debt service coverage ratio, and a leverage ratio. At December 31, 1998 and June 30, 1999, the Company was not in compliance with the debt service coverage ratio requirement of 1.1 : 1.0 due to the losses incurred in these periods. This default was waived by the bank through the quarterly reporting period ending June 30, 1999.

     The Company's operating activities used $17,838,000 during the first six months of 1999, whereas such activities used $3,620,000 in cash during the first
six months of 1998.   This increase in cash used in operating activities is
primarily attributable to an increase in accounts receivable as a result of the
acquisition of certain home health agencies of Columbia/HCA.   The Company's
investing activities provided $394,000 for the six months ended June 30, 1999, whereas investing activities used $3,602,000 for the six months ending June 30, 1998. Cash used in acquisitions decreased due to a decrease in purchases of furniture, fixtures and equipment of $1,449,000 and a decrease in cash paid for acquisitions of $2,005,000 for the six months ended June 30, 1999 as compared to the same period in 1998. Net cash provided by financing activities increased to $16,932,000 from $3,623,000 for the six months ending June 30, 1999 and 1998, respectively. This increase is due to the net increase in borrowings on the lines of credit of $16,861,000 resulting from increased expenditures related to the acquired home health care agencies of Columbia/HCA, offset by a decrease in proceeds from preferred stock of $3,253,000.

     At June 30, 1999, the Company had negative working capital of $34,683,000 and a stockholder's equity deficit of $15,492,000.

YEAR 2000 COMPLIANCE ISSUES

     The Company continues to evaluate its entire operation in preparation for potential problems associated with Year 2000 ("Y2K"). Some internal areas and processes being evaluated include initial charge entry through billing and collections; accounts payable invoice receipt through processing and payment; bank processing of receipts and disbursements; computer hardware and software functionality; and time and/or date-sensitive office and medical equipment
functionality.   In preparation for Y2K, the Company has replaced, or is in the process of replacing, all of its mission critical computer systems that are not Y2K compliant. The general accounting system was replaced and has been in use since October, 1998. Management believes that the Company's home health care nursing, outpatient surgery center, and infusion division software systems are Y2K compliant. At present, the Company does not anticipate any material disruption in its operations or significant costs to be incurred to attain compliance. There can be no assurance, however, that the Company will identify or adequately assess all aspects of the business that may be affected. Due to this uncertainly, a contingency plan is being developed as each area is evaluated to minimize any negative impact to the Company. In the event that any of the Company's significant payors, suppliers, or customers do not successfully and in a timely manner achieve Year 2000 compliance, the Company's business and/or operations could be adversely affected.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company does not engage in derivative financial instruments, other financial instruments, or derivative commodity instruments for speculative or trading/non-trading purposes.

PART II.     OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None

ITEM 2.   CHANGES IN SECURITIES

     Effective February 16, 1999, the terms of conversion of the Company's Series A Preferred Stock were amended through Preferred Stock Conversion Agreements. These agreements reduced the conversion rate for the Series A Preferred Stock to $3.00 per common share. Prior to the agreements, the conversion rate at June 30, 1999 was $4.2525 which would convert into 1,763,668 shares of common stock. Under the new agreements, the preferred shares would convert into 2,500,000 common shares.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     At June 30, 1999, the Company was not in compliance with the debt service coverage ratio requirement on the $1,500,000 revolving bank line of credit. The line of credit is collateralized by accounts receivable and is subject to certain covenants, including a monthly borrowing base, a debt service coverage ratio, and a leverage ratio. The Company was not in compliance with the debt service coverage ratio requirement of 1.1 : 1.0 due to the losses incurred in these periods. This default was waived by the bank through the June 30, 1999 quarterly reporting period.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual shareholders meeting of the Company was held on June 24, 1999 with the following two items voted on:

     Item 1. Election of five directors to serve until the next annual meeting of the shareholders of the Company. The nominated individuals were William F. Borne, CEO of Amedisys, Inc.; Ronald A. LaBorde, President and CEO of Piccadilly Cafeterias; Jake L. Netterville, managing director of Postlethwaite and Netterville, a public accounting firm; David R. Pitts, President and CEO of Pitts Management Associates, Inc.; and David F. Ricchiuti, Assistant Dean and Director of Research at Tulane University's A.B. Freeman School of Business. These individuals were approved with the following votes:

                Director              Votes in Favor   Votes Against   Votes Abstained
                --------              --------------   -------------   ---------------
               Mr. Borne                 2,510,157           0            167,939
               Mr. LaBorde               2,500,531           0            177,564
               Mr. Netterville           2,500,532           0            177,564
               Mr. Pitts                 2,500,593           0            177,503
               Mr. Ricchiuti             2,500,532           0            177,564

     Item 2. Reappointment of the Company's independent public accounting firms of Arthur Andersen LLP and Hannis T. Bourgeois & Co., LLP. The reappointment of the independent public accounting firms was approved by the shareholders, receiving 2,675,046 votes in favor, 3,050 votes against, and no votes abstained.

ITEM 5. OTHER INFORMATION

     On April 1, 1999, Mitchel G. Morel resigned from the Company.   Mr. Morel
served as Chief Financial Officer of the Company from June, 1994 to March, 1999.

     On May 10, the Company increased the matching of employee 401(k) Plan contributions with Company common stock to $.50 for every $1.00 of employee contributions from $.25 for every $1.00 up to a maximum level of 6% of the employee's total contribution for 1999.

     The Company issued a total of 756,772 common stock options to directors, officers, and key employees. The exercise prices range from $3.00 to $7.00 and the options vest intermittently through December 10, 2000. The number of options issued to directors and officers are as follows:

                Director/Officer                      Number of Shares
                ----------------                      ----------------
                William F. Borne                          89,530
                Ronald A. LaBorde                         12,305
                Jake L. Netterville                       12,305
                David R. Pitts                            12,305
                David F. Ricchiuti                        12,305
                Larry R. Graham                           75,000
                Michael Lutgring                          17,000

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit
  No.          Identification of Exhibit                          Page Number

3.1(ii)        --- Certificate of Incorporation                        --
3.2(ii)        --- Bylaws                                              --
4.1(iii)       --- Certificate of Designation for Series A
                   Preferred Stock                                     --
4.2(iii)       --- Specimen of Common Stock Certificate                --
4.3(iii)       --- Specimen of Preferred Stock Certificate             --
4.4(iii)       --- Form of Placement Agent's Warrant Certificate       --
27.1(i)        --- Financial Data Schedule                             15

     (i)   Filed herewith.
     (ii) Previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1994 which is incorporated herein by reference.
     (iii) Previously filed as an exhibit to the Registration Statement on Form S-3 dated March 1, 1998 which is incorporated herein by reference.

     (b) Report on Form 8-K

     No reports on Form 8-K were filed during the second quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    AMEDISYS, INC.

                                        /s/ LARRY R. GRAHAM
                                    By:___________________________________
                                    Larry R. Graham
                                    Principal Financial and Accounting Officer
                                    and duly authorized officer

DATE: August 16, 1999