Form 10-Q/A
period 1999-06-30
AMEDISYS INC
filed 1999-09-10
CIK 896262

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit
  No.          Identification of Exhibit                          Page Number

3.1(ii)        --- Certificate of Incorporation                        --
3.2(ii)        --- Bylaws                                              --
4.1(iii)       --- Certificate of Designation for Series A
                   Preferred Stock                                     --
4.2(iii)       --- Specimen of Common Stock Certificate                --
4.3(iii)       --- Specimen of Preferred Stock Certificate             --
4.4(iii)       --- Form of Placement Agent's Warrant Certificate       --
4.5(i)         --- Specimen of Series A Preferred Stock Conversion
                   Agreement                                           15
4.6(i)         --- Specimen of Certificate of Amendment of
                   Certificate of Designation of Amedisys, Inc.        29
27.1(i)        --- Financial Data Schedule                             30

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

DATE: September 14, 1999