Form 10-Q
period 1999-09-30
AMEDISYS INC
filed 1999-11-15
CIK 896262

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

-------------------------------------------------------------------------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _______________


Commission file number: 0-24260

                                 AMEDISYS, INC.
               --------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)



          Delaware                                        11-3131700
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

         3029 S. Sherwood Forest Blvd., Ste. 300 Baton Rouge, LA 70816
         -------------------------------------------------------------
          (Address of principal executive offices including zip code)



                                 (225) 292-2031
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock outstanding as of September 30, 1999:
3,147,514 shares

                                                    PART I.
                                            FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998.......................  3

         Consolidated Statements of Operations for the Three and Nine Months
                  ended September 30, 1999 and 1998.......................................................  4

         Consolidated Statements of Cash Flows for the Nine Months ended September 30, 1999 and 1998 .....  5

         Notes to Consolidated Financial Statements.......................................................  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............ 11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS...................................... 14

                                                     PART II.
                                                 OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS................................................................................ 14

ITEM 2.  CHANGES IN SECURITIES............................................................................ 14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................................................. 14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................. 14

ITEM 5.  OTHER INFORMATION................................................................................ 14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................................. 15

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
(UNAUDITED, DOLLAR AMOUNTS IN 000's)



ASSETS                                              SEPTEMBER 30, 1999  DECEMBER 31, 1998
                                                    ------------------  -----------------
Current Assets:

  Cash                                                   $       3,486     $         572
  Accounts Receivable, Net of Allowance for Doubtful
     Accounts of $3,133 in September 1999 and
     $3,095 in December 1998                                    15,562             7,456
  Prepaid Expenses                                                 258               604
  Inventory                                                      1,520             1,440
  Other Current Assets                                             631               263
                                                         -------------     -------------
      Total Current Assets                                      21,457            10,335

Notes Receivable from Related Parties                                0                89

Property, Plant and Equipment, Net                               5,993             8,574
Other Assets, Net                                               22,251            25,430
                                                         -------------     -------------


      Total Assets                                       $      49,701     $      44,428
                                                         =============     =============

LIABILITIES

Current Liabilities:

  Notes Payable                                          $      11,026     $      18,979
  Current Portion of Long-Term Debt                              3,141             3,141
  Deferred Revenue                                               2,119             2,119
  Accounts Payable                                               7,167             7,295
  Accrued Expenses:
    Payroll and Payroll Taxes                                    5,594             5,257
    Insurance                                                        0               368
    Other                                                        2,938             4,456
                                                         -------------     -------------
        Total Current Liabilities                               31,985            41,615

Long-Term Debt                                                  19,525             5,447
Deferred Revenue                                                 6,532             8,121
Other Long-Term Liabilities                                        826               826
                                                         -------------     -------------
        Total Liabilities                                       58,868            56,009
                                                         -------------     -------------


Minority Interest                                                  103               103

STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock                                                       3                 3
  Preferred Stock (750,000 Shares)                                   1                 1
  Additional paid-in capital                                    12,204            12,006
  Treasury Stock (4,667 Shares)                                    (25)              (25)
  Retained Earnings (Deficit)                                  (21,453)          (23,669)
                                                         -------------     -------------
      Total Stockholders' Equity (Deficit)                      (9,270)          (11,684)
                                                         -------------     -------------
        Total Liabilities and Stockholders' Equity       $      49,701     $      44,428
                                                         =============     =============


See accompanying notes to financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS  OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(UNAUDITED, DOLLAR AMOUNTS IN 000's)

                                                                    3 MONTHS ENDED               9 MONTHS ENDED
                                                              -------------------------     -------------------------
                                                                 1999           1998           1999           1998
                                                              ----------     ----------     ----------     ----------
                                                                             (RESTATED)                    (RESTATED)
Income:
  Service revenue                                             $   24,170     $    2,282     $   73,869     $   12,359
  Cost of service revenue                                         11,154          2,643         35,257          8,696
                                                              ----------     ----------     ----------     ----------
    Gross margin                                                  13,016           (361)        38,612          3,663

General and administrative expenses:
  Salaries and benefits                                            7,543          2,774         23,185          8,888
  Other                                                            6,694          5,918         19,459          9,817
                                                              ----------     ----------     ----------     ----------
    Total general and administrative expenses                     14,237          8,692         42,644         18,705
                                                              ----------     ----------     ----------     ----------

    Operating (loss)                                              (1,221)        (9,053)        (4,032)       (15,042)
                                                              ----------     ----------     ----------     ----------

Other income and expense:
  Interest income                                                      3             16             44             37
  Interest expense                                                  (257)          (208)        (1,187)          (385)
  Other income/(expense) net                                      (1,541)            11         (1,458)            24
                                                              ----------     ----------     ----------     ----------
    Total other income and expenses                               (1,795)          (181)        (2,601)          (324)
                                                              ----------     ----------     ----------     ----------

Net (loss) before income taxes, minority
    interest and discontinued operations                          (3,016)        (9,234)        (6,633)       (15,366)

(Benefit) for estimated income taxes                              (3,123)        (1,906)        (3,008)        (3,990)
                                                              ----------     ----------     ----------     ----------

Net income (loss) before discontinued operations                     107         (7,328)        (3,625)       (11,376)

Discontinued operations:
    (Loss) from discontinued operations, net of income taxes        (102)           (44)          (325)          (422)
    Gain on dispositions, net of income taxes                      6,165          3,327          6,165          3,327
                                                              ----------     ----------     ----------     ----------

    Total discontinued operations                                  6,063          3,283          5,840          2,905
                                                              ----------     ----------     ----------     ----------

Net income (loss)                                             $    6,110     $   (4,045)    $    2,215     $   (8,471)
                                                              ==========     ==========     ==========     ==========


Weighted average common shares outstanding                         3,117          3,065          3,075          3,057


Basic earnings (loss) per common share:
    Net income (loss) before discontinued operations          $     0.03     $    (2.39)    $    (1.18)    $    (3.72)

Loss from discontinued operations, net of income tax               (0.03)         (0.01)         (0.11)         (0.14)
Gain on disposition, net of income tax                              1.98           1.09           2.00           1.09
                                                              ----------     ----------     ----------     ----------

Net income (loss)                                             $     1.98     $    (1.31)    $     0.71     $    (2.77)
                                                              ==========     ==========     ==========     ==========

See accompanying notes to financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(UNAUDITED, DOLLAR AMOUNTS IN 000s)

                                                                           Nine months ended
                                                                     -----------------------------
                                                                     September 99     September 98
                                                                     ------------     ------------
Cash flow from operating activities:
  Net income (loss)                                                  $      2,215     $     (8,470)
  Adjustments to reconcile net loss to net
    cash (used in) operating activities:
      Depreciation and amortization                                         2,347            4,806
      Provision for bad debts                                               1,108              660
      Loss on disposal of property and equipment                                0                2
      (Gain) on sale of Outpatient Surgery division                        (9,417)               0
      (Gain) on sale of Staffing division                                       0           (5,041)
      Loss on sale of company assets                                        1,640                0
      Loss on disposal of Durable Medical Equipment company                   538                0

      Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                        (10,928)           3,494
        (Increase) decrease in prepaid expenses                               320             (708)
        (Increase) in other current assets                                   (682)          (3,600)
        (Increase) in other assets                                           (118)            (804)
        Increase in accounts payable                                        1,228              185
        Increase (decrease) in accrued expenses                            (1,511)             343
        (Decrease) in deferred revenue                                     (1,589)               0
                                                                     ------------     ------------
             Net cash (used in) operating activities                      (14,849)          (9,133)
                                                                     ------------     ------------

Cash flow from investing activities:
  Purchase of furniture, fixtures & equipment                                (793)          (2,549)
  Proceeds from sale of furniture, fixtures & equipment                        24                0
  Proceeds from sale of company assets                                        537                0
  Cash paid for acquisitions                                                    0           (2,005)
  Proceeds from sale of Durable Medical Equipment company                     100                0
  Proceeds from sale of Outpatient Surgery division                        10,561                0
  Decrease in notes receivable from related parties                            89               54
                                                                     ------------     ------------
            Net cash provided by (used in) investing activities            10,518           (4,500)
                                                                     ------------     ------------

Cash flow from financing activities:
  Proceeds from sale of Staffing division                                       0            6,480
  Cash received in acquisitions                                                 0              317
  Net increase (decrease) in borrowings on line of credit                   7,314           (3,349)
  Payments on notes payable                                                (1,317)          (1,837)
  Proceeds from notes payable                                               1,248            1,643
  Increase in outstanding checks in excess of bank balance                      0            3,056
  Proceeds from preferred stock                                                 0            3,253
                                                                     ------------     ------------
            Net cash provided by financing activities                       7,245            9,563
                                                                     ------------     ------------

Net increase (decrease) in cash and cash equivalents                        2,914           (4,070)

Cash and cash equivalents, beginning of period                                572            4,070
                                                                     ------------     ------------

Cash and cash equivalents, end of period                             $      3,486     $          0
                                                                     ============     ============


Supplemental disclosures of cash flow information:
    Cash payments for:
      Interest                                                       $        339     $        772
                                                                     ============     ============
      Income taxes                                                   $          0     $        160
                                                                     ============     ============


Supplemental schedule of non-cash investing activity (See note 8 to financial statements):
    Value of stock issued in exchange                                                 $        894
    Value of note payable issued in exchange                                                 1,575
    Cash acquired in exchange                                                                 (317)
    Working capital acquired net of cash and cash equivalents                                3,553
    Fair value of property, plant and equipment acquired                                      (385)
    Fair value of other assets acquired                                                        (27)
    Long term debt assumed                                                                   3,069
    Fair value of other liabilities assumed                                                     54
                                                                                      ------------
    Non-cash portion of acquisitions                                                         8,416
    Cash payment for acquisitions                                                            2,005
                                                                                      ------------
    Goodwill recorded in exchange                                                     $     10,421
                                                                                      ============


See accompanying notes to financial statements.

                        AMEDISYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       ORGANIZATION

         Amedisys, Inc. (the "Company") is a leading multi-regional provider of home health nursing services, alternate-site infusion therapy, and ambulatory surgery centers. The Company operates 62 offices within a network of subsidiaries in the south and southeastern United States.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Although the Company recognized net income during the third quarter as a result of the gain on the sale of two Outpatient Surgery Centers, it experienced losses from continuing operations thus far in 1999, as well as in 1998 and 1997 and has a deficit in stockholders' equity of $9,270,000 at September 30, 1999. The Company has undertaken a significant restructuring effort to reduce operating costs by closing unprofitable locations and reducing components of overhead expenses to minimize this deficit. In August 1999, the Company adopted a formal plan to sell all of its interests in its Outpatient Surgery and Infusion Therapy divisions. The Company's strategic plan is to become a pure play home health nursing company. The Company has successfully renegotiated a major debt obligation (see Note 10) and has sold certain operating assets to generate cash to fund remaining current obligations. Management believes that the strategies it has undertaken will enable the Company to satisfy its obligations as they become due; however, there can be no assurance that these strategies will succeed. The financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

         In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position at September 30, 1999 and the results of operations for the three and nine months and cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the interim periods are not necessarily indicative of results of operations for the entire year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Form 10-K.

         Certain amounts previously reported in the 1999 and 1998 interim unaudited financial statements have been reclassified due to the implementation of a formal plan by the Company in the third quarter of 1999 to sell all of its interests in its Outpatient Surgery and Infusion Therapy divisions.

2.       EARNINGS PER SHARE

         Basic net income (loss) per share of common stock is calculated by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income
(loss) per share is not presented as stock options and convertible securities outstanding (total 3,609,471 shares) during the periods presented were not dilutive.

3.       MEDICARE REIMBURSEMENT REDUCTIONS AND RELATED RESTRUCTURING

         The Company derived approximately 90% of its revenues from continuing operations from the Medicare system for the nine months ended September 30, 1999. In 1997, Congress approved the Balanced Budget Act of 1997 (the "Budget Act"). The Budget Act established an interim payment system (the "IPS") that provided for the lowering of reimbursement limits for home health visits until the Prospective Payment System ("PPS") was implemented. For cost reporting periods beginning on or after October 1, 1997, Medicare-reimbursed home health agencies' cost limits were determined as the lesser of (i) their actual costs, (ii) per visit cost limits based on 105% of median costs of freestanding home health agencies, or (iii) a per beneficiary limit determined for each specific agency based on whether the agency was an "old" or "new" provider. An old provider was defined as an agency which filed a twelve month cost report in Federal FY 1994 and a new agency as one that did not. An old provider per beneficiary limit was based on 75% of 98% of the 1994 agency cost adjusted for inflation, plus 25% of a regional average as determined by Health Care Financing Administration ("HCFA"). A new provider per beneficiary limit was based on a national average, as determined by HCFA, adjusted for regional labor costs. The schedule of per visit limits for cost reporting periods ended on or after October 1, 1997 was published by HCFA in January, 1998 and the schedule of per-beneficiary limits for cost reporting periods beginning on or after October 1, 1997 was published in March, 1998, by HCFA. The new IPS cost limits apply to the Company for the cost reporting period beginning January 1, 1998 and will remain in effect until the implementation of PPS, on October 1, 2000.

           As a result of these reimbursement changes, a significant restructuring effort by the Company was completed during 1998, resulting in office reorganizations, consolidations, and closures as it transitioned to IPS. After the acquisition of certain home health care agencies from Columbia/HCA in November and December, 1998, a similar restructuring effort was implemented in an overall effort to reduce costs and improve efficiencies, while maintaining the same high-quality of patient care.

         In October 1999, HCFA issued proposed regulations for PPS which will be effective for all Medicare-certified home health agencies on October 1, 2000. The proposed regulations establish payments based on episodes of care. An episode is defined as a length of care up to sixty days with multiple continuous episodes allowed under the rule. A standard episode payment has been established at $2,037 per episode, to be adjusted by a case mix adjuster and the applicable geographic wage index. Episode payments will be made to providers regardless of the cost to provide care. Consequently, the Company expects that home health agencies will have the opportunity to become profitable under this system.

         As the home care industry faces continued changes in reimbursement structure, Amedisys is committed to improving and streamlining systems and take appropriate actions to offset these changes, creating a company focused on long-term growth.

4.       DISPOSITIONS

         On January 1, 1999, the Company sold all of the issued and outstanding stock of Amedisys Durable Medical Equipment, Inc. d/b/a Care Medical and Mobility ("ADME") to Ace Drug Medical Equipment, Inc. ("ACE"), a Texas Corporation. ACE acquired substantially all of the assets and liabilities of ADME. The sales price was $672,385 of which $100,000 was paid at closing; $418,318 is payable pursuant to a two year note in eight equal quarterly payments of principal and interest at prime plus 2%, adjusted annually; and $154,067 is payable pursuant to a one year note, payable in four quarterly payments of principal plus accrued interest at prime plus 2%. The Company expects that this disposition will not have a material effect on net revenues or income of the Company. In accordance with the payment terms of both notes, the first, second, and third quarterly payments due to the Company as of October 15, 1999 totaled $256,000. As of November 12, 1999, these payments have not been received by the Company. As a result, the Company has fully reserved for these past due payments.

5.       DISCONTINUED OPERATIONS

         In the accompanying statements of operations, the Company has reflected its Staffing, Outpatient Surgery, and Infusion Therapy divisions as discontinued operations.

         In September, 1998, the Company sold certain assets, subject to the assumption of certain liabilities, of its

Staffing division. This sale qualified as a discontinued operation, and has been reflected as such in the consolidated statements of operations.

         In August 1999, the Company adopted a formal plan to sell all of its interests in its Outpatient Surgery and Infusion Therapy divisions. The Company's strategic plan is to become a pure play home health nursing company. The sale of these divisions will also provide the Company the necessary operating capital to sustain its operations until the implementation of PPS.

         Effective September 1, 1999, the Company, by an Asset Purchase Agreement, sold certain assets, subject to the assumption of certain liabilities, of its wholly-owned subsidiary, Amedisys Surgery Centers, L.C. ("ASC"), to United Surgical Partners International, Inc. ("USP"). The assets and liabilities sold related to two free-standing outpatient surgery centers operated by ASC, Amedisys Surgery Center of Pasadena and Amedisys Surgery Center of South Houston (the "Surgery Centers"). The assets of the Surgery Centers were acquired by two Texas Limited Partnerships organized by USP and its wholly-owned subsidiaries. The Company and its affiliates had no material relationship with USP prior to this transaction. In consideration for the assets of the Surgery Centers, ASC received $11,000,000, calculated using a multiple of earnings before interest, taxes, depreciation, and amortization (EBITDA). At closing, $10,562,000 was paid immediately to ASC with a three-month $300,000 note receivable due to ASC payable in monthly installments of $100,000 plus interest at an effective interest rate of 10%. In addition to cash considerations, USP agreed to pay off certain creditors of ASC for debts related to the Surgery Centers of $1,101,083. Subject to certain exceptions, the assets sold consisted primarily of $60,000 cash; all accounts and notes receivable; inventory; prepaid items; land; equipment, surgical instruments, furniture, fixtures, and leasehold improvements; office supplies; records and files; transferable governmental licenses, permits, and authorizations; trade names, goodwill, computer software, and operating rights; and rights in, to and under specified licenses, contracts, leases, and agreements. The liabilities assumed by USP include, subject to certain exclusions, the current liabilities of ASC and the obligations and liabilities under certain leases and contracts arising on or after September 1, 1999. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission ("SEC") on September 30, 1999 with regard to this transaction.

         Effective September 1, 1999, the Company sold 19.02 units of its 42 unit (each unit represents a 1% interest) investment in East Houston Surgery Center Ltd. and EHSC Management Company, LLC to thirteen physician investors for $180,000 cash. The Company recorded a loss of $77,000 relating to the sale.

         Summarized financial information for the discontinued operations is as follows (in 000's):

                                            3 months ended          9 months ended         3 months ended         9 months ended
                                           September 30, 1999     September 30, 1999     September 30, 1998     September 30, 1998
                                          --------------------   --------------------   --------------------   --------------------
         Staffing Division
              Service Revenue                               --                     --           $      3,812            $    12,607
              Income from discontinued
                   operations before
                   provision for income
                   taxes                                    --                     --           $      6,013            $     7,131
              Income from discontinued
                   operations, net of
                   income taxes                             --                     --           $      3,969            $     4,706

         Outpatient Surgery Division
              Service Revenue                     $      1,956           $      6,113           $      1,586            $     4,613
              Income from discontinued
                   operations before
                   provision for income
                   taxes                          $        635           $      1,385           $        233            $       252
              Income from discontinued
                   operations, net of
                   income taxes                   $        419           $        914           $        154            $       166

                                            3 months ended          9 months ended         3 months ended         9 months ended
                                           September 30, 1999     September 30, 1999     September 30, 1998     September 30, 1998
                                          --------------------   --------------------   --------------------   --------------------
         Infusion Therapy Division
              Service Revenue                  $         1,649          $      5,556            $      2,290          $       4,923
              (Loss) from discontinued
                   operations before
                   income tax benefit          $          (790)         $     (1,877)           $     (1,020)         $      (2,661)
              (Loss) from discontinued
                   operations, net of
                   income tax benefit          $          (521)         $     (1,239)           $       (673)         $      (1,756)

         Total Discontinued Operations
              Service Revenue                  $         3,605          $     11,669            $      7,688          $      22,143
              (Loss) from discontinued
                   operations before
                   income tax benefit          $          (155)         $       (492)           $        (67)         $        (639)
              (Loss) from discontinued
                   operations, net of
                   income tax benefit          $          (102)         $       (325)           $        (44)         $        (422)

         Included in the accompanying consolidated balance sheets are the following assets and liabilities relating to the discontinued operations (in 000's):

                                                       September 30, 1999       December 31, 1998
                                                       ------------------       -----------------

Assets held for sale, short-term                            $ 1,182                 $ 2,105
Assets held for sale, long-term                             $ 5,311                 $ 7,808

Liabilities related to discontinued operations,
  short-term                                                $   994                 $ 1,269
Liabilities related to discontinued operations,
  long-term                                                 $ 2,131                 $ 3,511

6.       ACQUISITIONS

         On November 2, 1998, the Company signed a definitive agreement to purchase certain assets, subject to the assumption of certain liabilities, of 83 home care offices including 35 provider numbers of Columbia/HCA Healthcare Corporation located in Alabama, Georgia, Louisiana, North Carolina, Oklahoma and Tennessee. Assets located in Louisiana and Oklahoma were acquired November 16, 1998, and the remaining assets were acquired December 1, 1998. Assuming the Columbia/HCA acquisition occurred on January 1, 1998, unaudited pro forma information for the nine months ended September 30, 1998, which is not necessarily indicative of future operating results, is as follows (in 000's, except per share information). Pro forma data for the three months ended September 30, 1998 is not presented as it is impracticable for the Company to obtain the information necessary to calculate the data.

                                                                   Nine months ended
                                                                   September 30, 1998
                                                                   ------------------
                           Service Revenue                             $ 115,608
                           Operating (Loss)                            $ (35,693)
                           (Loss) before Discontinued Operations       $ (23,767)
                           Net (Loss)                                  $ (20,862)
                           Net (Loss) per Common Share                 $   (6.78)

7.       INCOME TAXES

         Due to the combined loss between the year ended 1998 and the nine months ended September 30, 1999, the Company has not established a deferred tax asset or liability for the three and nine month periods ended September 30, 1999. For the three and nine month periods ended September 30, 1999, the Company has reflected an income tax benefit of $3,123,000 and $3,008,000, respectively, which is exactly offset by an income tax expense reflected in the accompanying consolidated statement of operations as a component of loss from discontinued operations, resulting in a net income tax expense/(benefit) of $0. For the three and nine month periods ended September 30, 1998, the Company established a deferred tax asset by recording an estimated net income tax benefit of $214,000 and $2,493,000, respectively. These amounts are comprised of a $1,906,000 and a $3,990,000 income tax benefit for the three and nine month period ended September 30, 1998 which is reflected in the accompanying consolidated statements of operations as a benefit for income taxes. These benefits are offset by a $1,692,000 and a $1,497,000 income tax expense for the three and nine month periods ended September 30, 1998 which are reflected in the accompanying consolidated statements of operations as a component of loss from discontinued operations. In December, 1998, a valuation allowance was recorded against this deferred tax asset, effectively writing-off the deferred tax asset due to the significant losses incurred by the Company for the year ended December 31, 1998.

8.       SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITY

         The following unaudited table presents (in 000's) a summary of the acquisitions completed during each quarter of 1998 as presented in the supplemental schedule to the consolidated statement of cash flows. No acquisitions were completed in 1999.

                                                                               1stQtr         2ndQtr       3rdQtr
                                                                                1998           1998         1998
                                                                               Total          Total         Total         Total
                                                                             ----------    ----------    ----------   ----------
Supplemental schedule of non-cash investing activity:
         Value of stock issued in exchange                                   $      874    $       20    $        0   $      894
         Value of note payable issued in exchange                                   375         1,200             0        1,575
         Cash acquired in exchange                                                 (123)         (194)            0         (317)
         Working capital deficit acquired net of cash and cash equivalents        3,272           281             0        3,553
         Fair value of property, plant and equipment acquired                      (279)         (106)            0         (385)
         Fair value of other assets acquired                                        (25)           (2)            0          (27)
         Long term debt assumed                                                   2,998            71             0        3,069
         Fair value of other liabilities assumed                                     54             0             0           54
                                                                             ----------    ----------    ----------   ----------

         Non-cash portion of acquisitions                                         7,146         1,270             0        8,416
         Cash payment for acquisition                                             1,905           100             0        2,005
                                                                             ----------    ----------    ----------   ----------

         Goodwill recorded in exchange                                       $    9,051    $    1,381    $        0   $   10,421
                                                                             ----------    ----------    ----------   ----------

9.       NOTES PAYABLE

         Notes payable consists primarily of an asset-based line of credit with availability, depending on collateral, up to $25 million with National Century Financial Enterprises, Inc. ("NCFE"), an estimated $2.6 million unsecured liability payable to Columbia/HCA, and borrowings under a revolving bank line of credit of $750,000. The $25 million asset-based line of credit is collateralized by eligible accounts receivable of the home health care nursing division and as of September 30, 1999, had an outstanding balance of $7,913,000. Eligible receivables are defined as receivables, exclusive of workers' compensation and self-pay, that are aged less than 181 days. The ongoing fees associated with this line of credit equate to 1% of eligible billed receivables generated during each billing period. This line of credit expires on December 31, 2001. The estimated $2.6 million unsecured net liability payable to Columbia/HCA resulted from Periodic Interim Payments ("PIP") of $6.6 million directed to Columbia/HCA and subsequently forwarded to the Company which have been determined by the fiscal intermediary as funds belonging to Columbia/HCA. During the third quarter of 1999, the Company made a payment of $4 million toward this unsecured liability. The remaining balance is payable on the earlier of three business days from receipt of the funds from Medicare or March 31, 2000. The revolving bank line of credit of $750,000 bears interest at bank prime plus 1%. At September 30,1999, $412,775 was outstanding on the line of credit. This line of credit has scheduled monthly principal payments of $25,000 plus accrued interest, with the balance due in March, 2000. The line of credit is collateralized by 80% of eligible receivables in outpatient surgery and 80% of physician notes receivable. Eligible receivables are defined principally as accounts that are aged less than 90 days.

10.      LONG-TERM DEBT

         Long-term debt consists primarily of a $14 million note payable to Columbia/HCA, a $2.9 million note payable to NPX, Inc., an affiliate of NCFE, a $1.5 million note payable to Merrill Lynch, and various other capital leases and notes. The $14 million note payable to Columbia/HCA is a result of the acquisition of home health agencies consummated in November 1998. Effective September 30, 1999, the Company and Columbia signed an agreement to modify the terms of this note. The Company will make quarterly principal and interest payments beginning April 30, 2001, with the balance of the note being due on July 31, 2004. As a result of this modification, the note plus approximately $1,036,000 of accrued interest was reclassified from short term to long term debt.

11.      AMOUNTS DUE TO AND DUE FROM MEDICARE

         The Company is continuing to reconcile the amounts due to and due from the Medicare program for the cost report year ended 1999. The integration and change of ownership process of the acquired home health agencies of Columbia/HCA have delayed the rate review process with Medicare. Rate reviews and reconciliations have been forwarded to Medicare and responses are being evaluated as received. Based on the information currently available to the Company, the Company has a total estimated aggregate payable due to Medicare of $10 million which is netted against accounts receivable. For the cost report years ended November 30 and December 31, 1999, the Company has estimated a net cost report payable of $5.8 million for which twelve month repayment plans have been arranged with Medicare. For the cost report year ended December 31, 1998, year-end cost reports have been compiled with an estimated aggregate payable due to Medicare of $4.2 million which the Company is awaiting notification from Medicare of an extended payment plan approval. The Medicare program has committed to the automatic approval of a thirty-six month extended repayment schedule for any Medicare-certified home health agency which submits such a request and has a payment due to Medicare as a result of IPS, subject to certain exceptions. There can be no assurance that any or all of the Company's locations will meet the conditions for automatic approval.


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

GENERAL

         Amedisys, Inc. is a leading multi-regional provider of fully integrated alternate-site health care services. The Company offers the following services: home health nursing services; infusion therapy; and ambulatory surgery centers. The Company operates 62 offices within a network of subsidiaries in the south and southeastern United States.

RESULTS OF OPERATIONS

         Revenues. Net revenues increased $21,888,000 or 959% and $61,510,000 or 498% for the three and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. This increase was attributed to the acquisition of certain Columbia/HCA home health care agencies in the latter part of 1998. Visits for the three month period ended September 30 increased 245,718 or 339% from 72,411 in 1998 to 318,129 in 1999. For the nine month period ended September 30, visits increased 723,670 or 301% from 240,053 in 1998 to 963,723 in 1999.

         Cost of Revenues. Cost of revenues increased by 322% and 305% for the three and nine months ended September 30, 1999 as compared to the same periods in 1998. This increase is primarily attributed to the acquisition of certain Columbia/HCA home health care agencies. As a percentage of net revenues, cost of revenues decreased to 46% from 116% for the three months ended September 30, 1999 and 1998, respectively, and to 48% from 70% for the nine months ended September 30, 1999 and 1998, respectively. This decrease is attributed to cost reduction efforts implemented during 1998 and 1999 for all operating locations. In the home health care nursing division, all nursing employees were converted to a per-visit payment basis, thereby increasing overall productivity.

         General and Administrative Expenses ("G&A"). General and administrative expenses increased by 64% and 128% for the three and nine months ended September 30, 1999 as compared to the same periods in 1998. This increase is primarily attributed to the acquisition of certain Columbia/HCA home health care agencies. As a percentage of net revenues, general and administrative expenses decreased to 59% from 381% for the three months ended September 30, 1999 and 1998, respectively, and to 58% from 151% for the nine months ended September 30, 1999 and 1998, respectively. This decrease is attributed to the cost reduction efforts implemented for all operating locations and corporate departments in addition to improvements in operating efficiencies. The operating efficiencies that were gained through these efforts helped to offset the additional resources needed following the Columbia/HCA acquisition, resulting in a minimal increase in administrative personnel and resources to appropriately manage and support the new home health care agencies.

         Operating (Loss). The Company had an operating loss of $1,221,000 for the three months ended September 30, 1999 as compared to an operating loss of $9,053,000 for the same period in 1998 and an operating loss of $4,032,000 for the nine months ended September 30, 1999 as compared to an operating loss of $15,042,000 for the same period in 1998. The reduction in operating losses of $7,833,000 or 87% for the three month period ended September 30, 1999 and $11,010,000 or 73% for the nine month period ended September 30, 1999 is mainly attributed to the restructuring efforts implemented during 1998 and 1999 and the economies of scale achieved with the acquisition of certain Columbia/HCA home health care agencies.

         Other Income and Expenses. Other income and expenses changed $1,614,000 and $2,277,000 for the three and nine month periods ended September 30, 1999, respectively, due to a one-time write-off of goodwill of approximately $1.8 million related to the sale of certain home health care agencies acquired from Columbia/HCA in the later part of 1998.

         (Benefit) for Estimated Income Taxes. Due to the combined loss between the year ended 1998 and the nine months ended September 30, 1999, the Company has not established a deferred tax asset or liability for the three and nine month periods ended September 30, 1999. For the three and nine month periods ended September 30, 1999, the Company has reflected an income tax benefit of $3,123,000 and $3,008,000, respectively, which is exactly offset by an income tax expense reflected in the accompanying consolidated statement of operations as a component of loss from discontinued operations, resulting in a net income tax expense/(benefit) of $0. For the three and nine month periods ended September 30, 1998, the Company established a deferred tax asset by recording an estimated net income tax benefit of $214,000 and $2,493,000, respectively. These amounts are comprised of a $1,906,000 and a $3,990,000 income tax benefit for the three and nine month period ended September 30, 1998 which is reflected in the accompanying consolidated statements of operations as a benefit for income taxes. These benefits are offset by a $1,692,000 and a $1,497,000 income tax expense for the three and nine month periods ended September 30, 1998 which are reflected in the accompanying consolidated statements of operations as a component of loss from discontinued operations. In December, 1998, a valuation allowance was recorded against this deferred tax asset, effectively writing-off the deferred tax asset due to the significant losses incurred by the Company for the year ended December 31, 1998.

         Discontinued Operations. Losses from discontinued operations, net of income taxes, are $102,000 and $325,000 for the three and nine month periods ended September 30, 1999, respectively, as compared to losses of $44,000 and $422,000 for the three and nine months ended September 30, 1998. The gain on disposition of $6,165,000 for 1999 is attributed to the sale of two surgery centers while the gain on disposition of $3,327,000 for 1998 is attributed to the sale of the Staffing division.

         Net Income/(Loss). The Company had net income of $6,170,000 and $2,215,000 for the three and nine months ended September 30, 1999, respectively, compared with a net loss of $4,045,000 and $8,471,000 for the three and nine months ended September 30, 1998, respectively.

FINANCIAL CONDITION

         The Company's principal capital requirements are for additional working capital to fund current cash requirements of the Company. The Company recorded an operating loss for the year ended December 31, 1998 and the three and nine months ended September 30, 1999 and had negative cash flow from operations. The negative cash flow from operations is largely attributable to the changes in Medicare reimbursement which were effective January 1, 1998 for the Company. The Company has undertaken significant restructuring efforts to reduce operating costs but expects to record a loss from operations for the remainder of 1999. The operating losses and negative cash flow from operations have impacted the availability of the Company's current financing sources and have decreased the Company's overall liquidity position. The Company expects the negative cash flow from operations to continue on a short-term basis and has implemented a plan to divest of all non-home health care nursing assets to generate cash to fund remaining obligations until the implementation of PPS.

         Notes payable consists primarily of an asset-based line of credit with availability, depending on collateral, up to $25 million with National Century Financial Enterprises, Inc. ("NCFE"), an estimated $2.6 million unsecured liability payable to Columbia/HCA, and borrowings under a revolving bank line of credit of $750,000. The $25 million asset-based line of credit is collateralized by eligible accounts receivable of the home health care nursing division and as of September 30, 1999, had an outstanding balance of $7,913,000. Eligible receivables are defined as receivables, exclusive of workers' compensation and self-pay, that are aged less than 181 days. The ongoing fees associated with this line of credit equate to 1% of eligible billed receivables generated during each billing period. This line of credit expires on December 31, 2001. The estimated $2.6 million unsecured net liability payable to Columbia/HCA resulted from Periodic Interim Payments ("PIP") of $6.6 million directed to Columbia/HCA and subsequently forwarded to the Company which have been determined by the fiscal intermediary as funds belonging to Columbia/HCA. During the third quarter of 1999, the Company made a payment of $4 million toward this unsecured liability. The remaining balance is payable on the earlier of three business days from receipt of the funds from Medicare or March 31, 2000. The revolving bank line of credit of $750,000 bears interest at bank prime plus 1%. At September 30,1999, $412,775 was outstanding on the line of credit. This line of credit has scheduled monthly principal payments of $25,000 plus accrued interest, with the balance due in March, 2000. The line of credit is collateralized by 80% of eligible receivables in outpatient surgery and 80% of physician notes receivable. Eligible receivables are defined principally as accounts that are aged less than 90 days.

         Long-term debt consists primarily of a $14 million note payable to Columbia/HCA, a $2.9 million note payable to NPX, Inc., an affiliate of NCFE, a $1.5 million note payable to Merrill Lynch, and various other capital leases and notes. The $14 million note payable to Columbia/HCA is a result of the acquisition of home health agencies consummated in November 1998. Effective September 30, 1999, the Company and Columbia signed an agreement to modify the terms of this note. The Company will make quarterly principal and interest payments beginning April 30, 2001, with the balance of the note being due on July 31, 2004. As a result of this modification, the note plus approximately $1,036,000 of accrued interest was reclassified from short term to long term debt.

         The Company's operating activities used $14,849,000 in cash during the nine months ended September 30, 1999, whereas such activities used $9,133,000 in cash during the same period in 1998. This change in cash used in operating activities is primarily attributable to an increase in accounts receivable of $14,722,000, a decrease in accrued expenses of $1,854,000 and deferred revenue of $1,589,000, and a gain on the sale of two Outpatient Surgery centers of $9,417,000, offset by an increase in the Company's net income of $10,686,000, a gain on the Staffing sale in 1998 of $5,041,000, and a decrease in depreciation and amortization of $2,459,000. The Company's investing activities provided $10,518,000 for the nine months ended September 30, 1999, whereas investing activities used $4,500,000 for the nine months ending June 30, 1998. Cash provided by investing activities for 1999 is primarily attributable to the proceeds from the sale of two Outpatient Surgery centers of $10,561,000, whereas cash used in investing activities for 1998 was primarily attributable to cash paid for acquisitions of $2,005,000, and increased purchases of furniture, fixtures, and equipment of $1,756,000. Net cash provided by financing activities decreased to $7,245,000 from $9,563,000 for the nine months ended September 30, 1999 and 1998, respectively. This change is primarily due to the proceeds of $6,480,000 received from the sale of the Staffing division in 1998, a decrease in outstanding checks in excess of bank balance of $3,056,000, and proceeds of $3,253,000 received in 1998 from preferred stock, offset by an increase in borrowings on lines of credit of $10,663,000.

         At September 30, 1999, the Company had negative working capital of $10,528,000 and a stockholders' equity deficit of $9,270,000.

YEAR 2000 COMPLIANCE ISSUES

         The Company continues to evaluate its entire operation in preparation for potential problems associated with Year 2000 ("Y2K"). Some internal areas and processes being evaluated include initial charge entry through billing and collections; accounts payable invoice receipt through processing and payment; bank processing of receipts and disbursements; computer hardware and software functionality; and time and/or date-sensitive office and medical equipment functionality. In preparation for Y2K, the Company has replaced, or is in the process of replacing, all of its mission critical computer systems that are not Y2K compliant. The general accounting system was replaced and has been in use since October, 1998. Management believes that the Company's home health care nursing, outpatient surgery center, and infusion division software systems are Y2K compliant. At present, the Company does not anticipate any material disruption in its operations or significant costs to be incurred to attain compliance. The primary payer source for the Company is the Medicare program which accounts for 90% of its revenue. The Medicare program has issued statements that indicate it is prepared for Y2K. There can be no assurance, however, that the Company will identify or adequately assess all aspects of the business that may be affected. Due to this uncertainty, a contingency plan is being developed as each area is evaluated to minimize any negative impact to the Company. In the event that any of the Company's significant payers, suppliers, or customers do not successfully and in a timely manner achieve Year 2000 compliance, the Company's business and/or operations could be adversely affected.

FORWARD LOOKING STATEMENTS

         When included in the Quarterly Report on Form 10-Q or in documents incorporated herein by reference, the words "expects", "intends", "anticipates", "believes", "estimates", and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, current cash flows and operating deficits, debt service needs, adverse changes in federal and state laws relating to the health care industry, competition, regulatory initiatives and compliance with governmental regulations, customer preferences and various other matters, many of which are beyond the Company's control. These forward-looking statements speak only as of the date of the Quarterly Report on Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company's expectations with regard thereto or any changes in events, conditions or circumstances on which any statement is based.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Company does not engage in derivative financial instruments, other financial instruments, or derivative commodity instruments for speculative or trading/non-trading purposes.



PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

Exhibit
   No.              Identification of Exhibit                                                          Page Number
-------             -------------------------                                                          -----------
2.1(iv)             --- Asset Purchase Agreement among Amedisys, Inc., Amedisys Surgery
                        Centers, L.C. and United Surgical Partners International, Inc.                     --

2.2(iv)             --- Promissory Note from United Surgical Partners International, Inc.                  --

3.1(ii)             --- Certificate of Incorporation                                                       --

3.2(ii)             --- Bylaws                                                                             --

4.1(ii)             --- Certificate of Designation for Series A Preferred Stock                            --

4.2(v)              --- Specimen of Certificate of Amendment of Certificate of
                        Designation

4.3(v)              --- Specimen of Series A Preferred Stock Conversion
                        Agreement

4.4(iii)            --- Specimen of Common Stock Certificate                                               --

4.5(iii)            --- Specimen of Preferred Stock Certificate                                            --

4.6(iii)            --- Form of Placement Agent's Warrant Certificate                                      --

10.1(i)             --- Loan Modification Agreement by and between Amedisys, Inc. and
                        Columbia/HCA Healthcare Corporation                                                18

27.1(i)             --- Financial Data Schedule                                                            28

         (i)        Filed herewith.

         (ii) Previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1994 which is incorporated herein by reference.

         (iii) Previously filed as an exhibit to the Registration Statement on Form S-3 dated March 1, 1998 which is incorporated herein by reference.

         (iv) Previously filed as an exhibit to the Current Report on Form 8-K dated September 15, 1999 which is incorporated herein by reference.

         (v) Previously filed as an exhibit to the Quarterly Report on Form 10-Q/A for the period ended June 30, 1999 which is incorporated herein by reference.

         (b) Report on Form 8-K

         The Company filed a Current Report on Form 8-K with the SEC on September 15, 1999 in connection with the sale of Amedisys Surgery Center of Pasadena and Amedisys Surgery Center of South Houston to United Surgical Partners International, Inc. effective September 1, 1999. Pro forma financial information, required pursuant to Article 11 of Regulation S-X, was included in the filing. The pro forma financial information was comprised of a pro forma consolidated balance sheet as of June 30, 1999, a pro forma consolidated statement of operations for the six months ended June 30, 1999 and the year ended December 31, 1998, and explanatory notes.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  AMEDISYS, INC.


                                  By: /s/ JOHN M. JOFFRION
                                      ---------------------------
                                      John M. Joffrion
                                      Principal Financial and Accounting Officer
                                      and duly authorized officer

DATE: November 15, 1999

                               INDEX TO EXHIBITS

Exhibit
  No.               Identification of Exhibit
-------             -------------------------
2.1(iv)             --- Asset Purchase Agreement among Amedisys, Inc., Amedisys Surgery
                        Centers, L.C. and United Surgical Partners International, Inc.

2.2(iv)             --- Promissory Note from United Surgical Partners International, Inc.

3.1(ii)             --- Certificate of Incorporation

3.2(ii)             --- Bylaws

4.1(ii)             --- Certificate of Designation for Series A Preferred Stock

4.2(v)              --- Specimen of Certificate of Amendment of Certificate of
                        Designation

4.3(v)              --- Specimen of Series A Preferred Stock Conversion
                        Agreement

4.4(iii)            --- Specimen of Common Stock Certificate

4.5(iii)            --- Specimen of Preferred Stock Certificate

4.6(iii)            --- Form of Placement Agent's Warrant Certificate

10.1(i)             --- Loan Modification Agreement by and between Amedisys, Inc. and
                        Columbia/HCA Healthcare Corporation

27.1(i)             --- Financial Data Schedule

         (i)        Filed herewith.

         (ii) Previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1994 which is incorporated herein by reference.

         (iii) Previously filed as an exhibit to the Registration Statement on Form S-3 dated March 1, 1998 which is incorporated herein by reference.

         (iv) Previously filed as an exhibit to the Current Report on Form 8-K dated September 15, 1999 which is incorporated herein by reference.

         (v) Previously filed as an exhibit to the Quarterly Report on Form 10-Q/A for the period ended June 30, 1999 which is incorporated herein by reference.