Form 10-K
period 1999-12-31
AMEDISYS INC
filed 2000-03-30
CIK 896262

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

                  For the Fiscal Year Ended: December 31, 1999

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulations S-K in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Issuer's net service revenues for the year ended December 31, 1999 were $97,410,795.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price as quoted by the OTC Bulletin Board on March 27, 2000 was $8,398,000. As of March 27, 2000 registrant has 3,202,846 shares of Common Stock outstanding.

         Documents incorporated by reference: Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 is incorporated herein by reference into Part III hereof.

                               TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----
PART I   ..................................................................................3

         ITEM 1.           BUSINESS........................................................3

         ITEM 2.           PROPERTIES.....................................................14

         ITEM 3.           LEGAL PROCEEDINGS..............................................15

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............16

PART II...................................................................................16

         ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                           STOCKHOLDER MATTERS............................................16

         ITEM 6.           SELECTED FINANCIAL DATA........................................16

         ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................18

         ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                           MARKET RISKS...................................................23

         ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................24

         ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE............................24

PART III..................................................................................24

         ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............24

         ITEM 11.          EXECUTIVE COMPENSATION.........................................24

         ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT.....................................................24

         ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................24

PART IV...................................................................................25

         ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                           REPORTS ON FORM 8-K............................................25

SIGNATURES................................................................................27

FINANCIAL STATEMENTS.....................................................................F-1

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Amedisys, Inc., a Delaware corporation ("Amedisys" or "the Company"), is a leading multi-regional provider of home health care nursing services. The Company operates 50 home care nursing offices, 3 ambulatory surgery centers, 4 home infusion therapy locations, and 2 corporate offices in the southern and southeastern United States.

         Amedisys was incorporated in Louisiana in 1982. In 1993, the Company became public through a merger with M & N Capital, a New York corporation. In 1994, it moved its state of incorporation from New York to Delaware. Amedisys currently trades on the OTC Bulletin Board under the symbol "AMED".

         During 1999, the Company changed its strategy from providing a variety of alternate site provider health care services to becoming a leader in home health care nursing services. The Company's change of focus was largely attributed to its significant investment in this segment as a result of its acquisition of 83 home care offices from Columbia/HCA Healthcare Corporation ("Columbia/HCA") in late 1998. A second major factor was that the governmental reimbursement changes in the Medicare system will allow home care the opportunity to be profitable after the Prospective Payment System ("PPS") is implemented in October 2000. A third significant factor was the Company's established reputation and expertise in the field. Amedisys has over a decade of experience in home care nursing and was an early innovator in bringing technology, previously used only in acute care settings, to the home, as well as providing traditional home care services.

         Pursuant to this strategy, the Company launched a restructuring plan to divest its non-home health care nursing divisions. The Company sold three of its six surgery centers in 1999 and expects to divest of the remaining three surgery centers and four home infusion therapy locations during 2000. The Company plans to achieve market dominance in the southern and southeastern United States by expanding its referral base by utilizing a highly trained sales force, offering specialized programs such as wound care, and completing selective acquisitions.

         The Company is continuing to systematically reduce its operating costs. Converting its method of nurse pay to a variable or per visit rate rather than fixed or salary system, utilizing economies of scale, and reducing corporate overhead are significant cost reduction measures undertaken by the Company. Business functions which are not considered part of the core business have been outsourced and management layers have been streamlined.

         The Company is also positioning its offices to provide services under PPS without sacrificing quality of care. To ensure quality and standardized care, the Company has implemented disease state management programs and clinical protocols as well as supporting technology to monitor and report outcome data. Using case managers to assess and track patient progress and highly skilled nurses to deliver care are also important components of the overall plan.

DEVELOPMENTS

         ACQUISITIONS

         On November 2, 1998, the Company signed a definitive agreement to purchase certain assets, subject to the assumption of certain liabilities, of 83 home care offices, including 35 provider numbers of Columbia/HCA, located in Alabama, Georgia, Louisiana, North Carolina, Oklahoma, and Tennessee. Assets located in Louisiana and Oklahoma were acquired on November 16, 1998, and the remaining assets were acquired on December 1, 1998. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission ("SEC") on November 10, 1998 with regard to this transaction. Assuming the Columbia/HCA acquisition occurred on January 1, 1998, unaudited pro forma information for the year ended December 31, 1998, which is not necessarily indicative of future operating results, is as follows (in 000's, except per share information).

                                   Twelve months ended
                                    December 31, 1998
                                   -------------------
Net Service Revenue                     $ 150,645
Operating (Loss)                        $ (50,456)
(Loss) before Discontinued Operations   $ (43,292)
Net (Loss)                              $ (41,453)
Net (Loss) per Common Share             $  (13.48)

         DISPOSITIONS AND DISCONTINUED OPERATIONS

         In the accompanying Statements of Operations for the Years Ended December 31, 1999 and 1998, the Company has reflected its staffing, management services, outpatient surgery, and infusion therapy divisions as discontinued operations.

         On September 21, 1998, the Company sold certain assets, subject to the assumption of certain liabilities, of its wholly-owned subsidiaries of Amedisys Staffing Services, Inc., Amedisys Nursing Services, Inc., and Amedisys Home Health, Inc. to Nursefinders, Inc. The Company had no material relationship with Nursefinders, Inc. prior to this transaction. The purchase price of $7,200,000 was determined using a multiple of earnings before interest, taxes, depreciation, and amortization (EBITDA). The Company has agreed to a five year non-competition covenant. At closing, $6,480,000 was paid with the balance of $720,000 placed in an escrow account for a ninety day period. The escrow balance plus approximately $16,000 of interest was distributed to the Company (approximately $365,000) and Nursefinders (approximately $374,000) at December 31, 1999. Of the amount distributed to Nursefinders, approximately $174,000 represented amounts applied to principal and interest payments due Nursefinders by the Company pursuant to a note payable. The Company recorded a pre-tax $5,041,000 gain on the sale. The Company filed a Current Report on Form 8-K with the SEC on October 5, 1998 with regard to this transaction.

         On November 3, 1998, the Company and CPII Acquisition Corp. ("CPII") entered into an Asset Purchase Agreement whereby the Company sold certain of the assets, subject to the assumption of certain liabilities, of its proprietary software system (Analytical Medical Systems) and home health care management division (Amedisys Resource Management) to CPII in exchange for $11,000,000 cash. The assets sold consisted primarily of proprietary rights with respect to the home health information system developed and used by the Company and its subsidiaries; deposits, prepayments or prepaid expenses relating to the business; contracts; fixtures and equipment; books and records; rights under warranties and claims, causes of action, choses in action, rights of recovery and rights to set-off. The liabilities assumed were those associated with the assumed contracts. The Company provided limited support services to CPII for a period of one year from the date of the agreement. The Company has retained a licensing agreement with CPII for the software for a period of five years. An affiliate of CPII will utilize the assets to provide certain management services to the Company's home health agencies. Due to the Company's continuing involvement with the assets sold, the pre-tax gain on the sale of the software system totaling $10,593,000 was deferred and is being amortized over the term of the management services agreement referred to above. The Company filed a Current Report on Form 8-K with the SEC on November 10, 1998 with regard to this transaction.

         On January 1, 1999, the Company sold all of the issued and outstanding stock of Amedisys Durable Medical Equipment, Inc. d/b/a Care Medical and Mobility ("ADME") to Ace Drug Medical Equipment, Inc. ("ACE"), a Texas corporation. ACE acquired substantially all of the assets and liabilities of ADME. The sales price was $672,385 of which $100,000 was paid at closing; $418,318 is payable pursuant to a two year note in eight equal quarterly payments of principal and interest at prime plus 2%, adjusted annually; and $154,067 is payable pursuant to a one year note, payable in four quarterly payments of principal plus accrued interest at prime plus 2%. Total principal and interest payments due to the Company as of March 15, 2000 totaled $359,000. As of March 15, 2000, these payments have not been received by the Company. As a result, the Company has fully reserved for these past due payments as of December 31, 1999. The Company expects that this disposition will not have a material effect on net revenues or income of the Company.

         In August 1999, the Company adopted a formal plan to sell all of its interests in its outpatient surgery and infusion therapy divisions. The Company's strategic plan is to become a focused home health nursing company.

         Effective September 1, 1999, the Company, by an Asset Purchase Agreement, sold certain assets, subject to the assumption of certain liabilities, of its wholly-owned subsidiary, Amedisys Surgery Centers, L.C. ("ASC"), to United Surgical Partners International, Inc. ("USP"). The assets and liabilities sold related to two free-standing outpatient surgery centers operated by ASC, Amedisys Surgery Center of Pasadena and Amedisys Surgery Center of South Houston (the "Surgery Centers"). The assets of the Surgery Centers were acquired by two Texas Limited Partnerships organized by USP and its wholly-owned subsidiaries. The Company and its affiliates had no material relationship with USP prior to this transaction. In consideration for the assets of the Surgery Centers, ASC received $11,000,000, determined using a multiple of earnings before interest, taxes, depreciation, and amortization (EBITDA). At closing, $10,562,000 was paid immediately to the Company with a three-month $300,000 note receivable due in monthly installments of $100,000 plus interest at an effective interest rate of 10%. The Company has received payments of $200,000 on this note receivable, with the remaining balance being held pending the final sale adjustments. In addition to cash considerations, USP agreed to pay off certain creditors of ASC for debts related to the Surgery Centers of $1,101,083. The Company recorded a pre-tax gain of $9,417,000 as a result of this transaction. The Company filed a Current Report on Form 8-K with the SEC on September 15, 1999 with regard to this transaction.

         Effective September 1, 1999, the Company sold 19.02 units of its 42 units (each unit represents a 1% interest) in East Houston Surgery Center Ltd. and EHSC Management Company, LLC to thirteen physician investors for $180,000 cash. The Company recorded a pre-tax loss of $77,000 relating to the sale.

         Effective December 1, 1999, ASC, by a Membership Interest Purchase Agreement, sold all of its 67% membership interest in West Texas Ambulatory Surgery Center, L.L.C. to U.S. Orthopedics Texas, L.L.C. ASC also assigned all of its rights under a certain management agreement to U.S. Orthopedics, Inc. At closing, ASC received $783,333 representing the purchase price for the membership interest and ASC's share of the assignment of the management agreement. ASC has agreed to a five-year non-compete covenant. The Company recorded a pre-tax gain of $324,000 as a result of this transaction.

         On March 27, 2000, the Company's Board of Directors approved the sale of its 20% interest in Park Place Surgery Center, LLC, and outpatient surgery center in Lafayette, Louisiana. The Company's interest is being repurchased by the physician partners of the center. The anticipated closing date is April 17, 2000 with the purchase price of $3,200,000 payable at closing. In addition to the sale of its interest, the Company will also relinquish its rights under a long-term management agreement.

         Summarized financial information for the discontinued operations is as follows (in 000's):


                                               1999        1998        1997        1996       1995
                                             --------    --------    --------    --------   --------
Staffing Division:
   Service Revenue                           $   --      $ 12,607    $ 17,292    $ 12,538   $ 13,774
   Income from Discontinued Operations
      before Provision for Income Taxes      $   --      $  1,723    $  4,139    $  2,488   $  2,706
   Income from Discontinued Operations
      Net of Income Taxes                    $   --      $  1,137    $  2,732    $  1,642   $  1,786

Management Services Division:
   Service Revenue                           $   --      $    890       3,171    $  1,274   $    868
   Income (loss) from Discontinued
      Operations before Provision for Income
      Taxes                                  $    (61)   $   (616)   $  1,428    $    549   $    103
   Income (loss) from Discontinued
      Operations  Net of Income Taxes        $    (40)   $   (407)   $    943    $    362   $     68


                                           1999        1998        1997        1996       1995
                                         --------    --------    --------    --------   --------
Outpatient Surgery Division:
   Service Revenue                       $  7,076    $  6,364    $  6,415    $  4,626   $  4,626
   Income (loss) from Discontinued
      Operations before Provision for
      Income Taxes                       $  1,421    $    332    $ (1,503)   $    983   $    324
   Income (loss)  from Discontinued
      Operations Net of Income Taxes     $    938    $    219    $   (992)   $    649   $    214

Infusion Therapy Division:
   Service Revenue                       $  7,616    $  5,572    $      7    $   --     $   --
   Income (loss) from Discontinued
      Operations before Provision for
      Income Taxes                       $ (1,572)   $ (3,469)   $   (307)   $   --     $   --
   Income (loss) from Discontinued
      Operations Net of Income Taxes     $ (1,037)   $ (2,290)   $   (203)   $   --     $   --

Total Discontinued Operations:
   Service Revenue                       $ 14,691    $ 24,913    $ 26,757    $ 18,439   $ 19,268
   Income (loss) from Discontinued
      Operations before Provision for
      Income Taxes                       $   (212)   $ (2,027)   $  3,503    $  4,020   $  3,133
   Income (loss) from Discontinued
      Operations Net of Income Taxes     $   (140)   $ (1,338)   $  2,312    $  2,653   $  2,068


         Included in the accompanying Consolidated Balance Sheets as of December 31, 1999 and 1998 are the following assets and liabilities relating to the discontinued operations (in 000's):


                                            December 31, 1999    December 31, 1998
                                            -----------------    -----------------
            Cash                                  $  221              $  185
            Accounts Receivable                      555               1,163
            Prepaid Expenses                          41                  99
            Inventory                                365                 658
                                                  ------              ------
            Current Assets Held for Sale          $1,182              $2,105
                                                  ======              ======

            Property                              $1,711              $4,784
            Other Assets                           1,813               2,335
            Investments                              738                 689
                                                  ------              ------
            Long-term Assets Held for Sale        $4,262              $7,808
                                                  ======              ======

                                            December 31, 1999    December 31, 1998
                                            -----------------    -----------------
            Accounts Payable                      $  138              $  445
            Accrued Payroll                           44                  81
            Accrued Insurance                       --                    35
            Accrued Other                             38                 181
            Notes Payable                            288                 527
            Current Portion of Long-term Debt        209                 380
            Current Portion of Obligations
               Under Capital Leases                   89                 220
                                                  ------              ------
            Current Liabilities Held for Sale     $  806              $1,869
                                                  ======              ======

            Long-term Debt                        $1,252              $2,321
            Obligations under Capital Leases          23                 590
                                                  ------              ------
            Long-term Liabilities Held for Sale   $1,275              $2,911
                                                  ======              ======


         RECENT REMODIFICATION OF LOAN

         Effective September 30, 1999, the Company and Columbia/HCA signed an agreement to modify the terms of a $14 million note payable to Columbia/HCA which was a result of the acquisition of home health agencies consummated in November 1998. The Company will make quarterly principal and accrued interest payments beginning April 30, 2001, with the balance of the note being due, subject to certain prepayment provisions in the agreement, on July 31, 2004. Under the loan modification agreement, the Company may be required to pre-pay certain amounts depending upon the Company having excess cash flows in the fiscal year, as defined in the agreement. These amounts if due are payable within 45 days after the end of each fiscal year ending after October 1, 1999 and prior to July 30, 2004. The balance on this note is presented in the accompanying financial statements as long-term debt classified as current due to a material adverse effect clause in the note agreement which provides Columbia/HCA the ability to require immediate payment of outstanding principal and accrued interest should the Company experience a material adverse change. A material adverse change includes, but is not limited to a material and adverse change in the Company's financial condition, business operations, or the value of the secured collateral.

         SEGMENT INFORMATION

         The Company's principal source of revenue is derived from home health care services. The Company's Statements of Operations for the Years Ended December 31, 1999, 1998, and 1997, attached hereto and referenced in Item 8 herein and the "Dispositions and Discontinued Operations" section stated above, contains financial information on this segment. The financial information for the years ended December 31, 1998, 1997, 1996 and 1995 have been restated as a result of the Company's decision to reflect its staffing, management services, outpatient surgery, and infusion therapy divisions as discontinued operations. Financial information on the segments treated as discontinued operations is stated above.

INDUSTRY OVERVIEW

         As national health care spending continues to outpace the rate of inflation and the population of older Americans increases at a faster rate, alternatives to costly hospital stays will be in even greater demand. Managed care, Medicare, Medicaid and other payor reimbursement pressures continue to drive patients through the continuum of care until they reach a setting where the appropriate level of care can be provided most cost effectively. Over the past several years, home health care has evolved as an acceptable and often preferred alternative in this continuum. In addition to patient comfort and convenience, substantial cost savings can usually be realized through treatment at home as an alternative to traditional institutional settings. The continuing economic pressures within the health care industry and the reimbursement changes dictated by the Balanced Budget Act of 1997 ("BBA"), have forced providers of home health care services to closely examine and modify the manner in which they provide patient care and services. To survive under the Interim Payment System ("IPS"), companies are challenged with streamlining operations and modifying staffing models to manage costs and operate successfully.

         Traditionally, the home health care industry has been highly fragmented, comprised primarily of "mom and pop" local home health agencies offering limited services. These local providers often do not have the capital necessary to expand their operations or services and are often not able to achieve the efficiencies to compete effectively. With the implementation of IPS and other provisions of the BBA, the home health care industry is experiencing major consolidation for the first time in its history.

STRATEGY

         The Company's business objective is to enhance its position in its geographic market areas as a leading provider of high quality, low cost home health nursing services. To accomplish this, it will do the following:

         Internal Growth Strategy

         Focus on Its Employees. Because the Company is engaged in a service business, the essence of the Company is its people. The Company's emphasis on communication, education, empowerment, and competitive benefits allows it to attract and retain highly skilled and experienced people in its markets.

         Expand Its Service Base. The Company is targeting selected markets in the southern and southeastern United States. Through the expansion of its services and development of niche programs, it plans to dominate these markets, to increase utilization of its services by payors and referral sources, and to enhance its overall market position.

         Expand Its Referral Base. It is anticipated that revenue growth will be spurred by the Company's strategy to employ sales account executives whose sole focus will be to expand its referral base, so the Company is not dependent on a few physician groups in any given market.

         Capitalize on the Closure of Competitive Agencies. Keeping a pulse on agency closures (as a result of the Balanced Budget Act of 1997) and understanding referral patterns in each of its markets allows the Company the opportunity to gain market share with no acquisition costs.

         Manage Costs Through Disease State Management. Payors are focusing on the management of patients who suffer from chronic diseases which represent substantial long-term costs. In July, 1999 the Company introduced a wound care disease state management program; in September, 1999 a cardiac disease state management program; and in November, 1999 a disease state management program for diabetics. The Company estimates that approximately 50% of its patients are represented in these three groups. In addition, there are a number of other programs which have been identified for development in 2000 which include ortho/rehab, pain management, pulmonary/respiratory, pneumonia, cardio vascular accident
         (CVA), and cancer. The Company's disease state management programs include patient and family education and empowerment, frequent monitoring and coordinated care with other medical professionals involved in the care of the patient.

         Manage Costs Through Technology. The Company utilizes a software system that it developed internally which reduces its cost to operate its business and integrates a number of financial and operating functions into a single entry system. The software system was sold to CPII in 1998. The Company is currently utilizing the software pursuant to a licensing agreement with CPII which expires in 2003. By enhancing its operations through the use of information technology and expanded computer applications, the Company is positioned to not only operate more efficiently, but to compete in an environment increasingly influenced by cost containment.

         External Growth Strategy

         The Company's external growth strategy is to continue expansion through acquisitions, subject to certain limitations on acquisitions and the incurrence of additional indebtedness imposed under the credit agreement executed between the Company and Columbia/HCA. Home health nursing companies are currently undervalued and provide excellent opportunities to gain additional market share. The Company's acquisition strategy is to:

         Focus on Large Hospital Systems with Internal Home Health Agencies. PPS, which was introduced in October 1999, eliminates the opportunities for cost-shifting by hospitals. Many hospitals are no longer interested in participating in the home health business. As a result, many have made the decision or are in the process of deciding, to sell their agencies or partner with a reputable company to provide these services. This not only provides the Company with the opportunity to acquire quality agencies, but to acquire agencies with strong physician referral bases.

         Target Large, Multi-Site Agencies. By acquiring multi-site agencies and eliminating their corporate structure, the Company hopes to rapidly dominate a market by either layering the new business into their current agencies, enhancing current market share or expanding its coverage to contiguous markets.

         Concentrate on Metropolitan Areas. Metropolitan-based agencies are principal targets due to the synergies created by large patient populations located close together.

SERVICE DIVISIONS

HOME HEALTH CARE NURSING

         Services provided in home health care include four broad categories:
(1) nursing and allied health services, (2) infusion therapy, (3) respiratory therapy and, (4) home medical equipment. Accounting for $28 billion in expenditures in 1997, nursing and allied services represent the largest sector, or 70%, of all home health care services.

         The Company currently operates 50 home health care nursing offices consisting of 26 parent offices with Medicare provider numbers, and 24 branch offices. Serving this market for the past 8 years, the Company has built an excellent reputation based on quality care and specialty nursing services. Because its services are comprehensive, cost-effective and can be accessed 24 hours a day, seven days a week, the Company's home health care nursing services are attractive to payors and physicians. All of its offices are accredited or in process of seeking accreditation by the Joint Commission on Accreditation of Health Care Organizations ("JCAHO"). The Company provides a wide variety of home health care services including:

         Registered nurses who provide specialty services such as infusion therapy, skilled monitoring, assessments, and patient education. Many of the Company's nurses have advanced certifications.

         Licensed practical (vocational) nurses who perform technical procedures, administer medications and change surgical and medical dressings.

         Physical and occupational therapists who work to strengthen muscles, restore range of motion and help patients perform the activities of daily living.

         Speech pathologists/therapists who work to restore communication and oral skills.

         Social workers who help families address the problems associated with acute and chronic illnesses.

         Home health aides who perform personal care such as bathing or assistance in walking.

AMBULATORY SURGERY CENTERS

         Ambulatory Surgery Centers ("Centers") offer an alternative to hospital surgical suites or operating rooms. The number of procedures offered in these Centers has increased due to advances in technology, including the use of endoscopic procedures and laser equipment. These techniques are less invasive and require shorter recovery periods than traditional hospital services. The Centers offer a high quality, cost effective benefit for insurers and patients who are responsible for co-payments for their procedures. Facility fees are lower than similar hospital procedures and the atmosphere is less institutional. Physicians who operate at the Centers can participate in ownership and enjoy block scheduling and faster turnaround times, allowing them more time with their patients.

         During 1999, the Company sold three of its operations, while retaining ownership interests in three Centers. Each of its Centers are at the forefront of technology for a variety of outpatient surgical procedures. The Centers provide patients, physicians, and payors with an efficient and flexible alternative source for quality multi-specialty medical care. Each Center is either accredited or in the process of seeking re-accreditation by the Accreditation Association of Ambulatory Health Care and staffed with talented and experienced multi-disciplinary teams, allowing them to enjoy an excellent reputation for delivering outstanding patient care.

         The Company's strategy is to divest entirely of this service division in 2000.

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

         The Company currently operates four offices and offers a large range of services including:

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

         The Company's strategy is to divest entirely of this service division in 2000.

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

MEDICARE REIMBURSEMENT REDUCTIONS AND RELATED RESTRUCTURING

         The Company derived approximately 90% of its revenues from continuing operations from the Medicare system for year ended December 31, 1999. In 1997, Congress approved the BBA, which established IPS that provided for the lowering of reimbursement limits for home health visits until PPS was implemented. For cost reporting periods beginning on or after October 1, 1997, Medicare-reimbursed home health agencies' cost limits were determined as the lesser of (i) their actual costs, (ii) per visit cost limits based on 105% of national median costs of freestanding home health agencies, or (iii) a per beneficiary limit determined for each specific agency based on whether the agency was an "old" or "new" provider. An old provider was defined as an agency which existed for a twelve month cost report period ending in Federal FY 1994. The Company currently has agencies that qualify as "old" providers and agencies that qualify as "new" providers under the new guidelines. An old provider per beneficiary limit was based on 75% of 98% of the 1994 agency cost adjusted for inflation, plus 25% of 98% of a regional average as determined by Health Care Financing Administration ("HCFA"). A new provider per beneficiary limit was based on a national average, as determined by HCFA, adjusted for regional labor costs. The schedule of per visit limits for cost reporting periods ended on or after October 1, 1997 was published by HCFA in January, 1998 and the schedule of per-beneficiary limits for cost reporting periods beginning on or after October 1, 1997 was published in March, 1998, by HCFA. The new IPS cost limits apply to the Company for the cost reporting periods beginning January 1, 1998 and will remain in effect until the implementation of PPS, on October 1, 2000.

           As a result of these reimbursement changes, a significant restructuring effort by the Company was completed during 1998, resulting in office reorganizations, consolidations, and closures as it transitioned to IPS. After the acquisition of certain home health care agencies from Columbia/HCA in November and December, 1998, a similar restructuring effort was implemented in an overall effort to reduce costs and improve efficiencies, while maintaining the same high quality of patient care.

         In October 1999, HCFA issued proposed regulations for PPS which will be effective for all Medicare-certified home health agencies on October 1, 2000. The proposed regulations establish payments based on episodes of care. An episode is defined as a length of care up to sixty days with multiple continuous episodes allowed under the rule. A standard episode payment has been established at $2,037 per episode, to be adjusted by a case mix adjuster and the applicable geographic wage index. Episode payments will be made to providers regardless of the cost to provide care. Consequently, the Company expects that home health agencies will have the opportunity to become profitable under this system. However, there can be no assurances that Medicare reimbursement laws, rules and regulations will not be interpreted or modified in the future in a manner adverse to the Company's business and future plans.

         As the home care industry faces continued changes in reimbursement structure, Amedisys is committed to improving and streamlining systems and taking appropriate actions to offset these changes, creating a company focused on long-term growth.

DATA PROCESSING

         In connection with the acquisition of the home health care agencies from Columbia/HCA in November 1998, the Company decided to out-source its home health care billing and payroll processing functions to create greater operating and financial efficiencies. On November 2, 1998, the Company and CareSouth Home Health Services, Inc. ("CareSouth"), an affiliate of CPII Acquisition Corp., entered into a Master Corporate Guaranty of Service Agreement whereby the Company agreed to act as guarantor for each Agency Service Agreement between CareSouth and all home health agencies which are owned or managed by the Company. Under the Agency Service Agreements, CareSouth has agreed to provide payroll processing, billing services, and collection services for the home health agencies.

         The Company continues to use its internally-developed home health care software program which was sold in November 1998, in accordance with a license agreement with CPII, which expires in 2003. This software system features a single entry system that allows data to flow through accounting, general ledger, payroll and billing and meet the extensive cost reporting requirements for Medicare reimbursement of home health care nursing services. It also provides clinical documentation for tracking clinical outcome results.

         The Company has signed an agreement with Focus on Therapeutic Outcomes, Inc. to perform outcomes analysis and clinical bench marking to comply with regulatory requirements.

QUALITY CONTROL AND IMPROVEMENT

         As a medical service business, the quality and reputation of the Company's personnel and operations are critical to its success. The Company has implemented quality management and improvement programs, a corporate compliance program, and policies and procedures in each of its divisions at both the corporate and field levels. The Company strives to meet guidelines set forth by the JCAHO as well as state and federal guidelines for Medicare and Medicaid licensure and compliance.

         The Company maintains an active quality management team who makes periodic on-site inspections of field offices to review systems, operations, and clinical procedures. An educational division is also part of quality management operations and conducts educational and training sessions at field offices, as well as, disseminating continuing education materials to the Company's employees. Additionally, the quality management team works in association with the corporate compliance officer to perform audits and conduct education to ensure the field staff's knowledge and compliance with state and federal laws and regulations.

YEAR 2000 COMPLIANCE ISSUES

         The Company has suffered no down time in its computer operations, nor has it suffered any material business interruptions to date with any of its significant trading partners as a result of Year 2000 related problems. Costs to achieve the Company's Year 2000 compliance and monitor the readiness of the Company's significant trading partners have been minimal. The Company is continuing to monitor its systems for any problems that may occur, but does not anticipate any material disruption.

RECRUITING AND TRAINING

         The Company's Human Resources Department coordinates recruiting efforts for corporate and field personnel. Employees are recruited through newspaper advertising, professional recruiters, the Company's web page, networking, and word-of-mouth referrals. The Company believes it is competitive in the industry and offers its employees upward mobility, health insurance, an Employee Stock Option program, an Employee Stock Purchase Plan, a 401(k) plan, and a cafeteria plan.

         Uniform procedures for screening, testing, and verifying references, including criminal background checks where appropriate, have been established. All employees receive a formalized orientation program, including familiarization with the Company's policies and procedures.

         The Company believes that it is in compliance with all Department of Labor regulations.

GOVERNMENT REGULATION

         The Company's home health care business is highly regulated by federal, state and local authorities. Regulations and policies frequently change and the Company monitors changes through trade and governmental publications and associations. The Company's home health care subsidiaries are certified by HCFA and are therefore eligible to receive reimbursement for services through the Medicare system. As a provider under the Medicare and Medicaid systems, the Company is subject to the various "anti-fraud and abuse" laws, including the federal health care programs' anti-kickback statute. This law prohibits any offer, payment, solicitation or receipt of any form of remuneration to induce the referral of business reimbursable under a federal health care program or in return for the purchase, lease, order, arranging for, or recommendation of items or services covered by any federal health care programs or any health care plans or programs that are funded by the United States (other than certain federal employee health insurance benefits) and certain state health care programs that receive federal funds under various programs, such as Medicaid. A related law forbids the offer or transfer of any item or service for less than fair market value, or certain waivers of copayment obligations, to a beneficiary of Medicare or a state health care program that is likely to influence the beneficiary's selection of health care providers. Violations of the anti-fraud and abuse laws can result in the imposition of substantial civil and criminal penalties and, potentially, exclusion from furnishing services under any federal health care programs. In addition, the states in which the Company operates generally have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers where they are designed to obtain the referral of patients to a particular provider.

         Congress adopted legislation in 1989, known as the "Stark" Law, that generally prohibits a physician from ordering clinical laboratory services for a Medicare beneficiary where the entity providing that service has a financial relationship (including direct or indirect ownership or compensation relationships) with the physician (or a member of his immediate family), and prohibits such entity from billing for or receiving reimbursement for such services, unless a specified exception is available. Additional legislation became effective as of January 1, 1993 known as "Stark II," that extends the Stark law prohibitions to services under state Medicaid programs, and beyond clinical laboratory services to all "designated health services," including but not limited to home health services, durable medical equipment and supplies, and parenteral and enteral nutrients, equipment, and supplies. Violations of the Stark Law may also trigger civil monetary penalties and program exclusion. Pursuant to Stark II, physicians who are compensated by the Company will be prohibited from seeking reimbursement for designated health services rendered to such patients unless an exception applies. Several of the states in which the Company conducts business have also enacted statutes similar in scope and purpose to the federal fraud and abuse laws and the Stark laws.

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

         Congress adopted additional legislation in 1996 known as the Health Insurance Portability and Accountability Act (HIPAA) which requires health care providers to assure the confidentiality and security of individually identifiable health care information. Currently, the Secretary of Health and Human Services has promulgated a proposed rule in this connection, compliance with which will require significant time and resources of the Company. Violations of the Final Rule will trigger civil monetary penalties, criminal fines and/or imprisonment.

         Home health care offices have licenses granted by the health authorities of their respective states. Additionally, some state health authorities require a Certificate of Need (CON). Tennessee, Georgia, Alabama, and North Carolina do require a CON to establish and operate a home health care agency, while Louisiana and Oklahoma currently do not. In every state, each location license and/or CON issued by the health authority determines the service areas for the home health care agency. Currently, JCAHO accreditation of home health care agencies is voluntary. However, Managed Care Organizations
(MCOs) use JCAHO accreditation as a minimum standard for regional and state contracts.

         Ambulatory surgery centers require a Certificate of Need in some states and are regulated by state and federal guidelines as well as Medicare standards. While accreditation is not mandatory, the majority of managed care companies will only contract with accredited centers. All of the Company's ambulatory surgery centers have been or are in the process of seeking re-accreditation by the Accreditation Association for Ambulatory Health Care.

         The Company strives to comply with all federal, state and local regulations and has satisfactorily passed all federal and state inspections and surveys. The ability of the Company to operate properly and fulfill its business objective will depend on the Company's ability to comply with all applicable healthcare regulations.

COMPETITION

         The services provided by the Company are also provided by competitors at the local, regional and national levels. Home health care providers compete for referrals based primarily on scope and quality of services, geographic coverage, pricing, and outcomes data. The impact of competitors is best determined on a market-by-market basis.

         The Company believes its favorable competitive position is attributable to its reputation for over a decade of consistent, high quality care; its comprehensive range of services; its state-of-the-art information management systems; and its widespread service network.

SEASONALITY

         The demand for the Company's home health care nursing, infusion therapy and outpatient surgery are not typically influenced by seasonal factors.

EMPLOYEES

         As of December 31, 1999, the Company had 1,227 full-time employees, excluding part time field nurses and other professionals in the field. The Company currently employs the following classifications of personnel:
Administrative level employees which consist of a senior management team (CEO, COO, CIO, senior vice presidents and vice presidents); office administrators; nursing directors; controllers; accountants; sales executives; licensed and certified professional staff (RNs, LPNs, therapy assistants); and non-licensed care givers (aides).

         The Company complies with the Fair Labor Standards Act in establishing compensation methods for its employees. Select positions within the Company are eligible for bonuses based on the achievement of pre- determined budget criteria. The Company sponsors and contributes toward the cost of a group health insurance program for its eligible employees and their dependents. The group health insurance program is self-funded by the Company; however, there is a re-insurance policy in place to limit the liability for the Company. In addition, the Company provides a group term life insurance policy and a long term disability policy for eligible employees. The Company also offers a 401(k) retirement plan, a Cafeteria 125 plan, an Employee Stock Purchase Plan, and an Employee Stock Option Plan.

         The Company believes its employee relations are good. It successfully recruits employees and some of its employees are shareholders.

INSURANCE

         The Company maintains casualty coverages for all of its operations, including professional and general liability, workers' compensation, automobile, property, and fiduciary liability. The insurance program is reviewed periodically throughout the year and thoroughly on an annual basis to insure adequate coverage is in place. For the years ended December 31, 1995 through December 31, 1998, the Company was approved through the State of Louisiana to self-insure its workers' compensation program. All other states were covered on a fully insured basis through "A+" rated insurers. In January 1999, the Company changed from the self-insured workers' compensation plan to a fully-insured, guaranteed cost plan. All of the Company's employees are bonded. The Company is self-insured for its employee health benefits.

ITEM 2.  PROPERTIES

         The Company operates 50 home care nursing offices, 3 ambulatory surgery centers, 4 home infusion therapy locations, and 2 corporate offices in the southern and southeastern United States. The Company presently leases approximately 11,861 square feet located at 3029 South Sherwood Forest Boulevard, Baton Rouge, Louisiana and 17,981 square feet located at 11100 Mead Road, Baton Rouge, Louisiana, representing the corporate offices. These leases provide for a basic annual rental rate of approximately $12 per square foot for the Sherwood Forest office and $14.50 per square foot for the Mead Road office through their expiration date on September 30, 2002. The Company has an aggregate of 326,612 square feet of leased space for regional offices pursuant to leases which expire between March, 2000 and October, 2011. Rental rates for these regional offices range from $2 per square foot to $26 per square foot with an average of $11 per square foot. During 1999, the Company consolidated offices that covered the same patient service area in an overall effort to decrease costs and gain operating efficiencies, while still providing quality and accessible home health services.

         The following is a list of the Company's offices. Unless otherwise indicated, the Company has one office in each city.

Georgia (19)               Louisiana (10)             Virginia (1)
------------               --------------             ------------
Atlanta                    Alexandria                 Gate City
Cartersville (2)           Baton Rouge (4)
Cedartown                  Hammond                    North Carolina (2)
Clayton                    Lafayette (2)              ------------------
Covington                  Metairie                   Chapel Hill
Dalton                     Monroe                     Raleigh
Decatur
Douglasville               Tennessee (13)             Oklahoma (6)
Fayetteville               --------------             ------------
Forest Park                Athens                     Claremore
Ft. Oglethorpe             Bristol                    Gore
Gainesville                Carthage                   Hominy
Lavonia                    Chattanooga                Stilwell
Lawrenceville              Ducktown                   Tahlequah
Macon                      Johnson City               Tulsa
Rome                       Kingsport
Summerville                Livingston                 Alabama (4)
Toccoa                     McMinnville                -----------
                           Nashville                  Demopolis
Texas (3)                  Pikeville                  Huntsville
---------                  Portland                   Montgomery
Dallas                     Winchester                 Selma
Houston
San Antonio                                           Florida (1)
                                                      -----------
                                                      St. Petersburgh




ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Company and its subsidiaries are defendants in lawsuits arising in the ordinary course of the Company's business. While the outcome of these lawsuits cannot be predicted with certainty, management believes that the resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

         The Company has filed separate lawsuits against Mr. James P. Cefaratti, the Company's former President and Chief Operations Officer and Mr. Stephen L. Taglianetti, the former President of the Company's alternate site infusion division alleging various negligent actions which constituted breaches of fiduciary duty owed to the Company and its stockholders. The lawsuits against Messrs. Cefaratti and Taglianetti were initially filed in the 19th Judicial District Court of the Parish of East Baton Rouge, State of Louisiana on November 24, 1998 and November 19, 1998, respectively. The lawsuits have since been removed and are now pending in the United States District Court for the Middle District of Louisiana. The Company is seeking damages incurred as a result of the negligent actions and all other appropriate relief.

         On December 7, 1998, Mr. Cefaratti filed a lawsuit naming the Company as a defendant and claiming that he was terminated in violation of an alleged employment contract. Mr. Taglianetti has also, on December 11, 1998, sued the Company claiming that he was terminated in violation of an alleged employment contract and for reporting alleged illegal billing practices. Other ex-employees of the Company which have filed lawsuits against the Company claiming breaches of alleged employment contracts include Ms. Judi M. McQueary, the former President of the Company's managed care division, (filed on December 11, 1998), Mr. William G. Hardee, the former Vice-President of the Company's southeastern alternate site infusion division (filed on December 11, 1998) and Mr. Charles M. McCall, the former President of the supplemental staffing division of the Company (filed on December 29, 1998).

         With the exception of Mr. McCall's lawsuit which was filed in the 19th Judicial District Court of the Parish of East Baton Rouge, State of Louisiana, all of the above mentioned lawsuits filed by the ex-employees of the Company were initially filed in the United States District Court for the Eastern District of Louisiana and were consolidated together as one lawsuit. All the said lawsuits have now been transferred to the United States District Court for the Middle District of Louisiana and severed to be tried separately. With the exception of the McCall lawsuit, the Chief Executive Officer of the Company, and its directors and officers liability insurer have also been named as defendants in all the abovementioned lawsuits. The relief sought in all these cases are contract damages, penalty wages, costs, and attorney fees.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1999.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         From August 1997, through September 1998, the Company's common stock traded on the Nasdaq National Market. Since September 1998, the Company has been trading on the OTC Bulletin Board. As of March 27, 2000, there were approximately 136 holders of record of the Company's Common Stock and the Company believes there are approximately 845 beneficial holders. The Company has not paid any dividends on its Common Stock since inception and expects to retain any future earnings for use in its business development for the foreseeable future. The Company has contractually agreed that until such time as its indebtedness to Columbia/HCA of $15,461,000 as of December 31, 1999 is paid in full, it will not declare nor pay any dividends or purchase, redeem, or otherwise acquire any of its stock now or hereafter outstanding, nor return any capital to its stockholders or make any distribution of its assets to its stockholders. The following table provides the high and low prices of the Company's Common Stock during 1998, 1999, and the first quarter of 2000 through March 13 as quoted by Nasdaq and the OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


                                      High           Low
1st Quarter 1998                    $ 5 1/4       $ 3 13/16
2nd Quarter 1998                      4 9/16        3 5/8
3rd Quarter 1998                      4 1/4         1 13/16
4th Quarter 1998                      4             1 1/2

1st Quarter 1999                    $ 2 1/2       $ 2
2nd Quarter 1999                      2 5/16        1 1/2
3rd Quarter 1999                      1 15/16       1 1/8
4th Quarter 1999                      1 3/5         1 5/16

1st Quarter 2000 (through March 27) $ 3 1/8       $ 1 5/16


ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data presented below are derived from audited financial statements for the years ended December 31, 1995 through December 31, 1999, with the exception of proforma information stated below, which is unaudited. Selected financial data for the years ended December 31, 1995 through December 31, 1998 have been restated for discontinued operations (see "Dispositions and Discontinued Operations" section discussed in Item 1). The financial data for the years ended December 31, 1999 and 1998 should be read in conjunction with the consolidated financial statements and related notes attached hereto, the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations", and other financial information included herein.

Selected Historical Statement of               1999      1998 (3)    1997 (3)    1996 (3)   1995(2)(3)
Income Data                                              Restated    Restated    Restated    Restated
                                             --------    --------    --------    --------    --------
(In thousands, except per share amounts)
   Net Service Revenue                       $ 97,411    $ 25,466    $ 25,810    $ 25,500    $ 17,914
   Cost of Service Revenue                     46,890      17,569      14,567      14,509      10,222
                                             --------    --------    --------    --------    --------
        Gross Margin                           50,521       7,897      11,243      10,991       7,692
   General/Administrative Expenses             53,146      33,510      15,125      12,959       8,982
                                             --------    --------    --------    --------    --------
        Operating Income (Loss)                (2,625)    (25,613)     (3,882)     (1,968)     (1,290)
   Other Income and Expense                    (5,291)     (1,196)       (720)     (1,309)       (268)
   Income Tax Expense (Benefit)                 3,263          99       1,148         642         432
                                             --------    --------    --------    --------    --------
Income (Loss) before Minority Interest,
Cumulative Effect of Change in Accounting
Principle, and Discontinued Operations         (4,653)    (26,710)     (3,454)     (2,635)     (1,126)
Minority Interest                                --          --          --          --          --
                                             --------    --------    --------    --------    --------
Income (Loss) before Cumulative Effect of
Change in Account Principle and
Discontinued Operations                        (4,653)    (26,710)     (3,454)     (2,635)     (1,126)
   Cumulative Effect of Change in
    Accounting Principle                         --          --           (52)       --          --
Discontinued Operations:
 Income (Loss) from Discontinued
    operations, Net of Income Tax(1)             (212)     (1,338)      2,312       2,653       2,068
 Gain on Dispositions, Net of Income Taxes      6,165       3,177        --          --          --
                                             --------    --------    --------    --------    --------
 Net Income (Loss)                           $  1,300    $(24,871)   $ (1,194)   $     18    $    942
                                             ========    ========    ========    ========    ========
Weighted Avg. Common Shares
 Outstanding                                    3,093       3,061       2,735       2,575       2,570
                                             ========    ========    ========    ========    ========
Basic Earning (Loss) per Common Share:
Outstanding
Net (Loss) before Discontinued Operations    $  (1.50)   $  (8.72)   $  (1.26)   $  (1.02)   $  (0.43)
 Cumulative Effect of Change in
   Accounting Principle                          --          --         (0.02)       --          --
Income (Loss) from Discontinued
     Operations, Net of Income Tax              (0.07)      (0.44)       0.85        1.03        0.80
Gain on Disposition, Net of Income Tax           1.99        1.04        --          --          --
                                             --------    --------    --------    --------    --------
Net Income (Loss)                                0.42       (8.12)      (0.43)       0.01        0.37
                                             ========    ========    ========    ========    ========
Proforma Information (Unaudited): (2)
Net Income (Loss) (Historical)               $  1,300    $(24,871)   $ (1,194)   $     18    $    942

   Proforma adjustments:

Income Taxes on SCC Results                      --          --          --          --           191
                                             --------    --------    --------    --------    --------
Proforma Net Income (Loss)                   $  1,300    $(24,871)   $ (1,194)   $     18    $    751
                                             --------    --------    --------    --------    --------
Proforma Earnings (Losses) / Common
   Share                                     $   0.42    $  (8.12)   $  (0.43)   $   0.01    $   0.29
                                             ========    ========    ========    ========    ========
Balance Sheet Data:
Total Assets                                 $ 42,084    $ 44,428    $ 22,870    $ 16,858    $ 11,537
Total Long-term Obligations                  $ 10,521    $ 14,394       3,129    $  3,223    $  1,490
Total Convertible Preferred Stock            $      1    $      1    $      1    $   --      $   --

(1)      See "Discontinued Operations" discussion in Item 1.

(2) Surgical Care Centers of Texas, LC ("SCC"), acquired on June 30, 1995, was a limited liability company. Prior to the transaction with Amedisys, the individual owners were responsible for all income taxes and no income tax expense was recorded on SCC through June 30, 1995.

(3) Selected Financial Data for the years ended December 31, 1995 through December 31, 1998 have been restated for discontinued operations. See "Dispositions and Discontinued Operations" section discussed in Item 1.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto referenced in Item 8.

GENERAL

        Amedisys is a leading multi-regional provider of home health care nursing services. The Company operates 50 home care nursing offices, 3 ambulatory surgery centers, 4 home infusion therapy locations, and 2 corporate offices in the southern and southeastern United States.

        During 1999, the Company changed its strategy from providing a variety of alternate site provider health care services to becoming a leader in home health care nursing services. The Company's change of focus was largely attributed to its significant investment in this segment as a result of its acquisition of 83 home care offices from Columbia/HCA Healthcare Corporation ("Columbia/HCA") in late 1998. A second major factor was that the governmental reimbursement changes in the Medicare system will allow home care the opportunity to be profitable after the Prospective Payment System ("PPS") is implemented in October 2000. A third significant factor was the Company's established reputation and expertise in the field. Amedisys has over a decade of experience in home care nursing and was an early innovator in bringing technology, previously used only in acute care settings, to the home as well as providing traditional home care services. Pursuant to this strategy, the Company launched a restructuring plan to divest its non-home health care nursing divisions. The Company sold three of its six surgery centers in 1999 and expects to divest of the remaining three surgery centers and four infusion locations during 2000.

        The Company is continuing to systematically reduce its operating costs. Converting its method of nurse pay to a variable or per visit rate rather than fixed or salary system, utilizing economies of scale, and reducing corporate overhead are significant cost reduction measures undertaken by the Company. Business functions which are not considered part of the core business have been outsourced and management layers have been streamlined.

        The Company is also positioning its offices to provide services under PPS without sacrificing quality of care. To ensure quality and standardized care, the Company has implemented disease state management programs and clinical protocols as well as supporting technology to monitor and report outcome data. Using case managers to assess and track patient progress and highly skilled nurses to deliver care are also important components of the overall plan.

        The Company has experienced significant recurring operational losses and had negative cash flow from operations for the periods ending December 31, 1999, 1998, and 1997. As indicated above, the Company plans to divest its ownership of the remaining ambulatory surgery centers and infusion therapy sites to generate cash to offset part of the operating cash deficits that will be created in the first three quarters of 2000. See "Liquidity and Capital Resources" section of this Item for further discussion.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain items included in the Company's consolidated statements of operations as a percentage of net revenues:

                                                                                      Years Ended December 31,
                                                                                  -------------------------------
                                                                                    1999        1998        1997
                                                                                  -------     -------     -------
Net services revenues                                                              100.00%     100.00%     100.00%
Cost of service revenues                                                            48.14       68.99       56.44
                                                                                  -------     -------     -------
Gross margin                                                                        51.86       31.01       43.56
General and administrative expenses:
  Salaries and benefits                                                             30.89       61.89       35.15
  Other                                                                             23.67       69.70       23.45
                                                                                  -------     -------     -------
  Total general and administrative expenses                                         54.56      131.59       58.60
                                                                                  -------     -------     -------
Operating (loss)                                                                    (2.70)    (100.58)     (15.04)
Other income and expense                                                            (5.43)      (4.70)      (2.79)
                                                                                  -------     -------     -------
Net (loss) before taxes, cumulative effect of change in accounting principle an
discontinued operations                                                             (8.13)    (105.28)     (17.83)
Income tax (benefit)                                                                (3.35)      (0.39)      (4.45)
                                                                                  -------     -------     -------
Net (loss) before cumulative effect of change in accounting principle and
discontinued operations                                                             (4.78)    (104.89)     (13.38)
Cumulative effect of change in accounting principle                                  --          --         (0.20)
Discontinued operations:
 Income from discontinued operations, net of income tax                             (0.22)      (5.25)       8.96
 Gain on disposition, net of income tax                                              6.33       12.48        --
                                                                                  -------     -------     -------
Net Income(loss)                                                                     1.33%     (97.66%      (4.62)%
                                                                                  =======     =======     =======


YEARS ENDED DECEMBER 31, 1999 AND 1998

NET SERVICE REVENUES

         For the year ended December 31, 1999 as compared to the year ended December 31, 1998, net revenues increased $71,945,000 or 283%. This increase was attributed to the acquisition of certain Columbia/HCA home health care agencies in the latter part of 1998.

COST OF SERVICE REVENUES

         Cost of revenues increased by 167% in 1999 as compared to 1998. This increase is primarily attributed to the acquisition of certain Columbia/HCA home health care agencies. As a percentage of net revenues, cost of revenues decreased to 48% in 1999 from 69% in 1998. This decrease is attributed to cost reduction efforts implemented during 1998 and 1999 for all operating locations. In the home health care nursing division, all nursing employees were converted to a per-visit payment basis, thereby increasing overall productivity.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased by 59% in 1999 as compared to 1998. This increase is primarily attributed to the acquisition of certain Columbia/HCA home health care agencies. As a percentage of net revenues, general and administrative expenses decreased to 55% in 1999 from 132% in 1998. This decrease is a result of cost reduction efforts implemented during 1999 in addition to a non-recurring write-down of goodwill in 1998 of $9,522,000 for acquisitions completed during that year. The cost reduction efforts were for all operating locations and corporate departments in addition to improvements in operating efficiencies. The operating efficiencies that were gained through these efforts helped to offset the additional resources needed following the Columbia/HCA acquisition, resulting in a minimal increase in administrative personnel and resources to appropriately manage and support the new home health care agencies.

OPERATING (LOSS)

         The Company had an operating loss of $2,625,000 in 1999 as compared to an operating loss of $25,613,000 in 1998. The reduction in operating losses of $22,988,000 or 90% is attributed to the restructuring efforts implemented during 1998 and 1999, the economies of scale achieved with the acquisition of certain Columbia/HCA home health care agencies, and the non-recurring write-down of goodwill in 1998.

OTHER INCOME/(EXPENSE)

         Other income and expenses increased by $4,095,000 due to increased interest expense of $2.7 million related to the Company's borrowings and a write-off of goodwill of approximately $1.8 million related to the sale of certain home health care agencies previously acquired from Columbia/HCA in the latter part of 1998.

(BENEFIT) FOR ESTIMATED INCOME TAXES

         For the year ended December 31, 1999 as compared to December 31, 1998, income tax expense decreased from $926,000 in 1998 to $383,000 in 1999 (see Note 10 in the Notes to the Consolidated Financial Statements attached hereto). Total income tax expense (benefit) for 1999 of $383,000 is comprised of income tax benefit from continuing operations of $3,263,000, offset by income tax expense from discontinued operations of $3,646,000. For 1998, total income tax expense of $926,000 is comprised of income tax benefit from continuing operations of $99,000, offset by income tax expense from discontinued operations of $1,025,000.

DISCONTINUED OPERATIONS

         Losses from discontinued operations, net of income taxes, amounted to ($212,000) for 1999 as compared to losses of ($1,338,000) for 1998. The gain on disposition of $6,165,000, net of taxes, for 1999 is attributed to the sale of three surgery centers while the gain on disposition of $3,177,000 for 1998 is attributed to the sale of the staffing division.

NET INCOME/(LOSS)

         The Company recorded net income of $1,300,000, or $0.42 per common share, for 1999 compared with a net loss of $(24,871,000), or $(8.12) per common share, for 1998.

YEARS ENDED DECEMBER 31, 1998 AND 1997

NET SERVICE REVENUES

         For the year ended December 31, 1998 as compared to the year ended December 31, 1997, the Company's revenues decreased to $25,466,000 from $25,810,000, a 1% decrease. This decrease was a result of changes in Medicare reimbursement coupled with a reduction in patient utilization, both of which where due to the implementation of IPS (see "Medicare Reimbursement Reductions and Related Restructuring" section). Visits for 1997 totaled 338,540, while for the comparable agencies in 1998, visits decreased to 232,849, a decrease of 31.22%. Offsetting this reduction in visits were acquisitions completed in late 1998 which added 184,416 visits, of which 104,398 visits, or 57%, were attributed to the month of December, 1998.

COST OF SERVICE REVENUES

         Cost of revenues increased to $17,569,000 in 1998 from $14,567,000 in 1997, an increase of $3,002,000, or 21%. The increase is attributed to the increase in visits from 338,540 in 1997 to 417,265 in 1998, an increase of 23%.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased to $33,511,000 in 1998 compared to $15,125,000 in 1997. This increase is primarily attributed to the following factors: a write-down of goodwill for acquisitions completed in 1998 of $9,522,000 and additional expenses in the home health care nursing division incurred as a result of acquisitions completed during the year of $5,710,637.

OTHER INCOME/(EXPENSE)

         Other income (expense) increased to ($1,196,000) in 1998 from ($720,000) in 1997, a 66% increase. The increase is mainly attributed to additional interest expense incurred during 1998 in connection with debt agreements.

(BENEFIT) FOR ESTIMATED INCOME TAXES

         For the year ended December 31, 1998 as compared to December 31, 1999, income tax expense changed from ($473,000) in 1997 to $926,000 in 1998 (see Note 10 in the Notes to the Consolidated Financial Statements attached hereto). Total income tax expense (benefit) for 1998 of $926,000 is comprised of income tax benefit from continuing operations of $99,000, offset by income tax expense from discontinued operations of $1,025,000. For 1997, total income tax benefit of $473,000 is comprised of income tax benefit from continuing operations of $1,148,000 and from a cumulative effect of a change in accounting principle of $20,000 offset by income tax expense from discontinued operations of $695,000.

DISCONTINUED OPERATIONS

         Loss from discontinued operations, net of income taxes, amounted to ($1,338,000) for 1998 as compared to income of $2,312,000 for 1997. Gain on disposition of $3,177,000 net of tax, is attributed to the sale of the staffing division.

NET (LOSS)

         Net (loss) increased to ($24,871,000) or ($8.12) per common share for 1998 from ($1,194,000) or ($.44) per common share in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirements are for additional working capital to fund current cash requirements of the Company. The Company recorded operating losses for the years ended December 31, 1999 and 1998 and had negative cash flow from operations for both years. The negative cash flow from operations is largely attributable to the changes in Medicare reimbursement which were effective January 1, 1998 for the Company. The Company has undertaken significant restructuring efforts to reduce operating costs, but expects to record a loss from operations through September, 2000 until the implementation of PPS. The operating losses and negative cash flow from operations have impacted the availability of the Company's current financing sources and have decreased the Company's overall liquidity position. The Company expects the negative cash flow from operations to continue on a short-term basis and has implemented a plan to divest all non-home health care nursing assets to generate cash to fund remaining obligations until the implementation of PPS (see below for certain restrictions on disposition of assets under the Columbia/HCA loan agreement).

         Notes payable consists primarily of an asset-based line of credit with availability, depending on collateral, of up to $25 million with National Century Financial Enterprises, Inc. ("NCFE") and borrowings under a revolving bank line of credit of $750,000. The $25 million asset-based line of credit, which expires December, 2001, is collateralized by eligible accounts receivable of the home health care nursing division and as of December 31, 1999, had an outstanding balance of $4,917,000. Eligible receivables are defined as receivables, exclusive of workers' compensation and self-pay, that are aged less than 181 days. The effective interest rate on this line of credit, which expires on December 31, 2001, was 15.88% for the year ended December 31, 1999. The revolving bank line of credit of $750,000 bears interest at 9.25%. At December 31,1999, $287,776 was outstanding on the line of credit and no amounts were available. This line of credit has scheduled monthly principal payments of $25,000 plus accrued interest, with the balance due June 30, 2000. The line of credit is collateralized by eligible receivables in outpatient surgery and physician notes receivable. Eligible receivables are defined principally as accounts that are aged less than 90 days.

         In 1999, Periodic Interim Payments ("PIP") of $8.7 million belonging to Columbia/HCA were inadvertently forwarded to the Company. These sums have been determined by the fiscal intermediary as funds due

Columbia/HCA toward which the Company has made a payment of $4 million during the third quarter of 1999. Effective September 30, 1999, the Company and Columbia/HCA signed a note payable for the remaining balance of $4.7 million. Subsequent to signing the note, Columbia/HCA has determined that certain separate funds were misdirected to Columbia/HCA and were funds belonging to the Company. These funds were offset against the note, which was canceled effective December 31, 1999.

       Long-term debt classified as current consists of a $14 million note plus accrued interest of $1.5 million payable to Columbia/HCA as a result of the acquisition of home health agencies consummated in November 1998. Effective September 30, 1999, the Company and Columbia/HCA signed an agreement to modify the terms of this note. Quarterly principal and accrued interest payments are due beginning April 30, 2001, with the balance of the note being due, subject to certain prepayment provisions in the agreement, on July 31, 2004. Under the loan modification agreement, the Company may be required to pre-pay certain amounts depending upon the Company having excess cash flows in the fiscal year as defined in the agreement. These amounts if due are payable 45 days after the end of each fiscal year ending after October 1, 1999 and prior to July 30, 2004. The balance on this note is presented in the accompanying financial statements as long-term debt classified as current due to a material adverse effect clause in the note agreement which provides Columbia/HCA the ability to require immediate payment of outstanding principal and accrued interest should the Company experience a material adverse change. A material adverse change includes, but is not limited to a material and adverse change in the Company's financial condition, business operations, or the value of the secured collateral. The agreement also restricts, amongst other things, the Company's ability, subject to certain exceptions, to incur additional indebtedness, to acquire other businesses, or to sell or transfer any of Company's property unless the net cash proceeds is applied to repay the outstanding principal and accrued interest on the note. Columbia/HCA has in previous occasions consented to the sale of certain assets of the Company without requiring the Company to apply the net cash proceeds from the sales towards the balance of the note. However, there is no assurance that Columbia/HCA will grant its consent to any future acquisitions or dispositions and waive the requirement to apply the net cash proceeds of the sale to reduce the balance on the note.

       Long-term debt consists primarily of a $2.6 million note payable to NPX, Inc., an affiliate of NCFE, a $1.4 million note payable to Merrill Lynch, a $1.1 million note payable to CareSouth Home Health Services, Inc. ("CareSouth"), and various other capital leases and notes. The $1.1 million note payable to CareSouth, an affiliate of CPII, is a result of refinancing amounts due under the Agency Service Agreements executed by CareSouth and the Company's home health agencies for the provision of certain management services. The Company makes monthly principal and interest payments of $134,000 on the $2.6 million note to NPX, Inc., which is due December, 2001. The Company makes monthly principal and interest payments of $25,000 as a result of this note which is due in July, 2003. The Company makes monthly principal and interest payments of $27,000 on the $1.4 million note to Merrill Lynch, which is secured by equipment located at the surgery centers and is due in April, 2002.

         The fair value of long-term debt as of December 31, 1999 and 1998, estimated based on the Company's current borrowing rate of 15% and 10% at December 31, 1999 and 1998, respectively, was approximately $6,110,000 and $7,982,000, respectively.

         The Company records Medicare revenues at the lower of actual costs, the per visit cost limit, or a per beneficiary cost limit on a individual provider basis. Ultimate reimbursement under the Medicare program is determined upon review of the annual cost reports. As of December 31, 1999, the Company estimates an aggregate payable to Medicare of $11.3 million, netted against accounts receivable, resulting from interim cash receipts in excess of expected reimbursement. For the cost report year ended 1999, the Company has an estimated payable of $7.3 million of which $4.5 million is payable over a 36 month period, $1.1 million is payable over a 12 month period, and $1.7 million is expected to be approved for a 36 month extended repayment schedule. For the cost report year ended 1998 and prior, the Company has an estimated payable of $4.0 million due within one year. The Medicare program has committed to the automatic approval of a 36 month extended repayment schedule for any Medicare-certified home health agency which submits such a request and has a payment due to Medicare as a result of IPS, subject to certain exceptions. There can be no assurance that the requested repayment schedule for the $1.7 million payable will be approved by Medicare.

         The Company's operating activities used $9,177,000 in cash during the year ended December 31, 1999, whereas such activities used $3,152,000 in cash during the year ended December 31, 1998. This increase in cash used in operating activities is primarily attributable to an increase in accounts receivable of $8,292,000; a decrease in accounts payable of $981,000, and deferred revenue of $2,119,000; and an increase in net gain on the sale of Company operations of $7,764,000. Offsetting this net increase in cash used by operating activities is net income of $1,300,000, depreciation and amortization of $3,068,000, provision for bad debts of $1,827,000 and a decrease in inventory and other current assets of $546,000 and accrued expenses of $2,341,000. The Company's investing activities used $748,000 for the year ended December 31, 1999, whereas investing activities provided $7,521,000 for the year ended December 31, 1998. Cash used by investing activities for 1999 is primarily attributed to purchases of furniture, fixtures, and equipment of $947,000. Financing activities provided cash during 1999 of $10,963,000, whereas such activities used $8,052,000 during 1998. This change is primarily due to proceeds of $12,223,000 received during 1999 from the sale of Company operations offset by proceeds from issuance of notes payable and capital leases of $2,732,000.

         At December 31, 1999, the Company had negative working capital of $10,985,000 and a stockholders' equity deficit of $26,829,000. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced significant losses from operations in 1999, 1998 and 1997. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's strategy to offset ongoing negative cash flows from continuing operations includes divesting of its non-core assets, including three ambulatory surgery centers and four infusion therapy sites. The Company is currently in various stages of divesting these assets and anticipates, based on current letters of intent, to generate in excess of $9 million cash, subject to certain restrictions on indebtedness and dispositions of assets imposed under the credit agreement executed between the Company and Columbia/HCA. For the 1999 divestitures, Columbia/HCA allowed the sales to occur without requiring the net cash proceeds from the sales to be applied towards the note payable, however, there can be no assurances that it will do so in the future. If all applicable waivers and consent under the Columbia/HCA loan agreement are obtained, the cash generated from the sales will be used to partially offset the operating cash deficits which will be created throughout the first three quarters of 2000. The Company believes that the implementation of PPS on October 1, 2000, will allow the Company to generate positive cash flow beginning in the fourth quarter of 2000.

INFLATION

         The Company does not believe that inflation has had a material effect on its results of operations for the twelve months ended December 31, 1999.

FORWARD LOOKING STATEMENTS

         When included in the Annual Report on Form 10-K or in documents incorporated herein by reference, the words "expects", "intends", "anticipates", "believes", "estimates", and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, current cash flows and operating deficits, debt service needs, adverse changes in federal and state laws relating to the health care industry, competition, regulatory initiatives and compliance with governmental regulations, customer preferences and various other matters, many of which are beyond the Company's control. These forward-looking statements speak only as of the date of the Annual Report on Form 10-K. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company's expectations with regard thereto or any changes in events, conditions or circumstances on which any statement is based.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Company does not engage in derivative financial instruments, other financial instruments, or derivative commodity instruments for speculative or trading/non-trading purposes.

ITEM 8.  FINANCIAL STATEMENTS

         See Consolidated Financial Statements on Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

         Certain information required by Part III is omitted from this Report in that the Registrant will file its definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be held June 22, 2000 pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) Directors - The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.

         (b) Executive Officers - The information required by this Item is incorporated by reference to the section entitled "Executive Officers" in the Proxy Statement.

         (c)      Section 16(a) Beneficial Ownership Reporting Compliance -
                  Section 16(a) of the Securities Exchange Act of 1934 requires that a change in securities ownership by an officer or director be reported to the Securities and Exchange Commission and to the Exchange on which a company's public securities is traded before the tenth day after the end of the month of such change. Changes in ownership by officers and directors occurred in 1999 by virtue of the grant of Company stock options pursuant to the Employee Stock Option Plan and purchase of Company stock. Some of the changes in ownership were not reported within the requisite time period. The Company has addressed this issue to ensure timely and appropriate filings in the future. The information required by this Item pursuant to Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement.


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

                                    PART IV.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

         Documents to be filed with Form 10-K:

                  - Report of Independent Public Accountants
                  - Audited Consolidated Balance Sheets as of December 31, 1999
                       and 1998
                  - Audited Consolidated Statements of Operations
                       for the Years Ended December 31, 1999, 1998 and 1997
                  - Audited Consolidated Statements of Stockholders' Equity for
                       the Years Ended December 31, 1999, 1998, and 1997
                  - Audited Consolidated Statements of Cash Flows for the Years
                       Ended December 31, 1999, 1998, and 1997
                  - Audited Notes to Financial Statements as of December 31, 1999, 1998, and 1997

                  (a)      Exhibits.

Exhibit No.       Identification of Exhibit
-----------       -------------------------
   2.1(1)         -  Acquisition Agreement dated December 20, 1993 between the Company and M & N Capital
                     Corp.
   2.2(3)         -  Plan of Merger dated August 3, 1994 between M & N Capital Corp. and the Company
   2.3(4)         -  Certificate of Merger dated August 3, 1994 between M & N Capital Corp. and the Company
   2.4(7)         -  Acquisition Agreement dated August 1,1997 between the Company and Allgood Medical
                     Services, Inc.
   2.5(7)         -  Exchange Agreement dated January 1, 1998 between the Company and Alliance Home Health,
                     Inc. and University Capital Corp. dated December 10, 1997
   2.6(7)         -  Stock Purchase Agreement by and among Amedisys, Alternate-Site Infusion Therapy Services,
                     Inc., PRN, Inc. d/b/a Home IV Therapy, Joseph W. Stephens, and Terry I. Stevens dated
                     February 23, 1998
   2.7(7)         -  Agreement to Purchase by and between Amedisys, Alternate-Site Infusion Therapy Services,
                     Inc. and Precision Health Systems, L.L.C. dated February 27, 1998
   2.8(7)         -  Promissory note in the amount of $250,000 to Precision Health Solutions, L.L.C. in connection with the purchase of the company
   2.9(7)         -  Stock Purchase Agreement by and among Amedisys Alternate-Site Infusion Therapy Services,
                     Inc., Infusion Care Solutions, Inc. and Daniel D. Brown dated February 27,1998
   2.10(7)        -  Promissory note in the amount of $125,000 to Daniel D. Brown in connection with the purchase of the company
   2.11(8)        -  Stock Purchase Agreement by and among Amedisys Specialized Medical Services, Inc.,
                     Quality Home Health Care, Inc., Frances Unger, and James Unger dated May 1, 1998
   2.12(8)        -  Asset Purchase Agreement by and among Amedisys Specialized Medical Services, Inc., and
                     Precision Home Health Care, Inc. dated May 1, 1998
   2.13(8)        -  Promissory note in the amount of $800,000 to Precision Home Health Care, Inc. in connection with the purchase of the company
   2.14(8)        -  Promissory note in the amount of $400,000 to Precision Home Health Care, Inc. in connection with the purchase of the company
   2.15(9)        -  Asset Purchase agreement among Nursefinders, Inc., Amedisys Staffing Services, Inc.,
                     Amedisys Nursing Services, Inc., and Amedisys Home Health, Inc. and Amedisys, Inc.
   2.16(10)       -  Asset Purchase Agreement by and between CPII Acquisition Corp. and Amedisys, Inc.
   2.17(10)       -  Asset Purchase Agreement by and between Columbia/HCA Healthcare Corporation and
                     Amedisys, Inc.
   2.18(13)       -  Asset Purchase Agreement among Amedisys Surgery Centers, L.C. and Permian Surgical Care
                     Center, Inc. d/b/a Tanglewood Surgery Center
   2.19(15)       -  Asset Purchase Agreement among Amedisys, Inc., Amedisys Surgery Centers, L.C. and United

                     Surgical Partners International, Inc.
   2.20(15)       -  Promissory Note from United Surgical Partners International, Inc.
   2.21(17)       -  Membership Interest Purchase Agreement by and among U.S. Orthopedics, Texas, L.L.C.,
                     Amedisys Surgery Centers, L.C., Ambulatory Systems Development of Texas, Inc.,
                     Ambulatory Systems Development Corporation, and U.S. Orthopedics, Inc.
   3.1(4)         -  Certificate of Incorporation
   3.2(4)         -  Bylaws
   4.1(4)         -  Certificate of Designation for the Series A Preferred Stock
   4.2(7)         -  Common Stock Specimen
   4.3(7)         -  Preferred Stock Specimen
   4.4(7)         -  Form of Placement Agent's Warrant Agreement
   4.5(14)        -  Certificate of Amendment of Certificate of Designation Specimen
   4.6(14)        -  Series A Preferred Stock Conversion Agreement Specimen
   5.1(7)         -  Opinion Regarding Legality
  10.1(4)         -  Master Note with Union Planter's Bank of Louisiana
  10.2(4)         -  Merrill Lynch Term Working Capital Management Account
  10.3(5)         -  Promissory Note with Deposit Guaranty National Bank
  10.4(7)         -  Amended and Restated Stock Option Plan
  10.5(7)         -  Registration Rights Agreement
 10.6(11)         -  Master Corporate Guaranty of Service Agreements between CareSouth Home Health Services,
                     Inc. and Amedisys, Inc. dated November 2, 1998
 10.7(16)         -  Loan Modification Agreement by and between Amedisys, Inc. and Columbia/HCA Healthcare
                     Corporation
  18.1(12)        -  Letter regarding Change in Accounting Principles
  21.1(7)         -  List of Subsidiaries
  23.1(7)         -  Consent of Counsel (contained in Exhibit 5.1)
  23.2(7)         -  Consents of Arthur Andersen, LLP and Hannis T. Bourgeois & Co., L.L.P., Independent
                     Public Accountants
 27.1(17)         -  Financial Data Schedule

(1) Previously filed as an exhibit to the Current Report on Form 8-K dated December 20, 1993.
(2) Previously filed as an exhibit to the Current Report on Form 8-K dated February 14, 1994.
(3) Previously filed as an exhibit to the Current Report on Form 8-K dated August 11, 1994.
(4) Previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1994.
(5) Previously filed as an exhibit to the Current Report on Form 8-K dated June 30, 1995.
(6) Previously filed as an exhibit to the Registration Statement on Form S-1 (333-8329) dated July 18, 1996.
(7) Previously filed as an exhibit to the Registration Statement on Form S-3 dated March 11, 1998.
(8) Previously filed as an exhibit to the Quarterly Report on Form 10-Q dated August 14, 1998.
(9) Previously filed as an exhibit to the Current Report on Form 8-K dated October 5, 1998.
(10) Previously filed as an exhibit to the Current Report on Form 8-K dated November 10, 1998.
(11) Previously filed as an exhibit to the Quarterly Report on Form 10-Q dated December 30, 1998.
(12) Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997.
(13) Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998.
(14) Previously filed as an exhibit to the Quarterly Report on Form 10-Q/A for the period ended June 30, 1999.
(15) Previously filed as an exhibit to the Current Report on Form 8-K dated September 15, 1999.
(16) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 1999.
(17)     Filed herewith.

                  (b) Report on Form 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on the 30th day of March, 2000.

                                                   AMEDISYS, INC.

                                                   By: /s/ WILLIAM F. BORNE
                                                      --------------------------
                                                       WILLIAM F. BORNE,
                                                       Chief Executive Officer
                                                       and Chairman of the Board

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


        SIGNATURE                          TITLE                             DATE
        ---------                          -----                             ----
/s/ WILLIAM F. BORNE         Chief Executive Officer and Chairman        March 30, 2000
-----------------------      of the Board
WILLIAM F. BORNE

/s/ JOHN M. JOFFRION         Principal Financial and Accounting          March 30, 2000
-----------------------      Officer
JOHN M. JOFFRION

/s/ JAKE L. NETTERVILLE      Director                                    March 30, 2000
-----------------------
JAKE L. NETTERVILLE

                             Director                                    March 30, 2000
-----------------------
DAVID R. PITTS

/s/ PETER F. RICCHIUTI       Director                                    March 30, 2000
-----------------------
PETER F. RICCHIUTI

/s/ RONALD A. LABORDE        Director                                    March 30, 2000
-----------------------
RONALD A. LABORDE

                         AMEDISYS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998
                         TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Amedisys, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Amedisys, Inc. (a Delaware Corporation) and Subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amedisys, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced significant recurring losses from operations and has a deficit in stockholders' equity of $10,186,000 at December 31, 1999. In addition, management's current projections indicate that continuing operations will generate negative cash flow and that certain asset sales must take place in order to sustain operations through December 31, 2000. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



/s/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP

New Orleans, Louisiana
March 15, 2000 (except
with respect to the
matter discussed
in Note 17, as to
which the date is
March 27, 2000)

                         AMEDISYS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1999 AND 1998

                          (in 000's except share data)

                                                                               1999        1998
                                                                             --------    --------
CURRENT ASSETS:
   Cash and cash equivalents                                                 $  1,425    $    387
   Accounts receivable, net of allowance for doubtful accounts
     of $1,294 in 1999 and $1,125 in 1998                                      11,426       6,293
   Prepaid expenses                                                               319         505
   Inventory and other current assets                                             487       1,045
   Current assets held for sale                                                 1,182       2,105
                                                                             --------    --------

           Total current assets                                                14,839      10,335

NOTES RECEIVABLE FROM RELATED PARTIES (Note 11)                                  --            89

PROPERTY AND EQUIPMENT, NET (Notes 3 and 9)                                     3,439       3,790

OTHER ASSETS, NET (Note 5)                                                     19,544      22,406

LONG-TERM ASSETS HELD FOR SALE (Notes 3, 4, 5 and 9)                               4,262       7,808
                                                                             --------    --------

           Total assets                                                      $ 42,084    $ 44,428
                                                                             ========    ========

CURRENT LIABILITIES:
   Accounts payable                                                          $  4,739    $  6,850
   Accrued expenses-
     Payroll and payroll taxes                                                  6,240       5,176
     Insurance  (Note 13)                                                         660         333
     Income taxes                                                                 437        --
     Other                                                                      3,552       4,275
   Notes payable (Note 6)                                                       4,917      18,452
   Long-term debt classified as current (Note 7)                               15,461        --
   Notes payable to related parties (Note 11)                                      10          45
   Current portion of long-term debt (Note 8)                                   2,325       2,253
   Current portion of obligations under capital leases (Note 9)                   402         243
   Deferred revenue, current portion (Note 2)                                   2,119       2,119
   Current liabilities held for sale                                              806       1,869
                                                                             --------    --------

           Total current liabilities                                           41,668      41,615

LONG-TERM DEBT (Note 8)                                                         2,206       2,438

DEFERRED REVENUE (Note 2)                                                       6,003       8,121

OBLIGATIONS UNDER CAPITAL LEASES (Note 9)                                         211          98

OTHER LONG-TERM LIABILITIES                                                       826         826

LONG-TERM LIABILITIES HELD FOR SALE (Notes 8 and 9)                             1,275       2,911
                                                                             --------    --------

           Total liabilities                                                   52,189      56,009
                                                                             --------    --------

COMMITMENTS AND CONTINGENCIES (Note 13)                                          --          --
                                                                             --------    --------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                     81         103
                                                                             --------    --------

STOCKHOLDERS' EQUITY (DEFICIT) (Note 12):
   Common stock - $.001 par value; 30,000,000 shares authorized; 3,147,514
     and 3,064,918 shares outstanding in 1999 and 1998, respectively                3           3
   Preferred stock - $.001 par value; 5,000,000 shares authorized; 750,000
     shares outstanding in 1999 and 1998                                            1           1
   Additional paid-in capital                                                  12,203      12,005
   Treasury stock-4,167 shares at $6.00 per share                                 (25)        (25)
   Retained earnings (deficit)                                                (22,368)    (23,668)
                                                                             --------    --------

           Total stockholders' equity (deficit)                               (10,186)    (11,684)
                                                                             --------    --------

           Total liabilities and stockholders' equity (deficit)              $ 42,084    $ 44,428
                                                                             ========    ========

        The accompanying notes are an integral part of these statements.

                         AMEDISYS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                          (in 000's except share data)

                                                                   1999        1998        1997
                                                               --------    --------    --------
INCOME:
   Net service revenues                                        $ 97,411    $ 25,466    $ 25,810
   Cost of service revenues                                      46,890      17,569      14,567
                                                               --------    --------    --------
           Operating revenues                                    50,521       7,897      11,243
                                                               --------    --------    --------
GENERAL AND ADMINISTRATIVE EXPENSES:
   Salaries and benefits                                         30,089      15,760       9,072
   Other                                                         23,057      17,750       6,053
                                                               --------    --------    --------
           Total general and administrative expenses             53,146      33,510      15,125
                                                               --------    --------    --------
           Operating (loss)                                      (2,625)    (25,613)     (3,882)
                                                               --------    --------    --------
OTHER INCOME (EXPENSE):
   Interest expense                                              (3,625)       (887)       (592)
   Interest income                                                   66          37          28
   Miscellaneous                                                 (1,732)       (346)       (156)
                                                               --------    --------    --------
           Total other expense                                   (5,291)     (1,196)       (720)
                                                               --------    --------    --------
(LOSS) BEFORE INCOME TAXES, CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE, AND
    DISCONTINUED OPERATIONS                                      (7,916)    (26,809)     (4,602)
INCOME TAX (BENEFIT) (Note 10)                                   (3,263)        (99)     (1,148)
                                                               --------    --------    --------
     Net (loss) before cumulative effect of change in
         accounting principle and discontinued operations        (4,653)    (26,710)     (3,454)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE (Note 1)
                                                                   --          --           (52)
DISCONTINUED OPERATIONS:
   Income (loss) from discontinued operations, net of income
        tax                                                        (212)     (1,338)      2,312
   Gain on dispositions, net of income tax                        6,165       3,177        --
                                                               --------    --------    --------
           Net income (loss)                                   $  1,300    $(24,871)   $ (1,194)
                                                               ========    ========    ========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - BASIC                                            3,093       3,061       2,735
                                                               --------    --------    --------
BASIC EARNINGS (LOSS) PER COMMON SHARE
   (Notes 1 and 2):
   (Loss) before cumulative effect of change in accounting
      principle and discontinued operations                    $  (1.50)   $  (8.72)   $  (1.26)
   Cumulative effect of change in accounting principle             --          --
                                                                                          (0.02)
   Income from discontinued operations, net of income tax         (0.07)      (0.44)       0.85
   Gain on dispositions of discontinued operations, net of
      income tax                                                   1.99        1.04        --
                                                               --------    --------    --------
           Net income (loss)                                   $   0.42    $  (8.12)   $  (0.43)
                                                               ========    ========    ========

        The accompanying notes are an integral part of these statements.

                         AMEDISYS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                         (in 000's, except share data)

                                                         Common Stock          Preferred Stock      Additional
                                                    ---------------------   ---------------------    Paid-In
                                                     Shares      Amount       Shares      Amount     Capital
                                                    ---------   ---------   ---------   ---------   ---------
BALANCE, December 31, 1996                          2,576,191           2        --     $    --     $   1,916
   Payments received on stock subscriptions              --          --          --          --          --
    Issuance of stock in connection with private
       placement stock offering, acquisition, and
       401(k) Plan (Notes 2, 12, and 14)              273,876           1        --          --         1,596
   Cost of private placement                             --          --          --          --          (110)
   Purchase of treasury stock                            --          --          --          --          --
   Issuance of preferred stock (Note 12)                 --          --       400,000           1       3,999
   Costs of preferred stock issuance (Note 12)           --          --          --          --          (309)
   Net (loss)                                            --          --          --          --          --
                                                    ---------   ---------   ---------   ---------   ---------
BALANCE, December 31, 1997                          2,850,067   $       3     400,000   $       1   $   7,092
   Issuance of stock in connection with
       Acquisitions and 401(k) Plan (Notes 2, 12,
       and 14)                                        214,851        --          --          --           964
   Issuance of preferred stock                           --          --       350,000        --         3,500
   Costs of preferred stock issuance                     --          --          --          --          (256)
   Issuance of stock for ESOP                            --          --          --          --           705
   Net (loss)                                            --          --          --          --          --
                                                    ---------   ---------   ---------   ---------   ---------
BALANCE, December 31, 1998                          3,064,918   $       3     750,000   $       1   $  12,005
   Issuance of stock for Employee Stock Purchase
       Plan                                            37,701        --          --          --            69
   Issuance of stock in connection with 401(k)
       Plan (Notes 2, 12, and 14)                      44,895        --          --          --           129
   Net income                                            --          --          --          --          --
                                                    ---------   ---------   ---------   ---------   ---------
BALANCE, December 31, 1999                          3,147,514   $       3     750,000   $       1   $  12,203
                                                    =========   =========   =========   =========   =========


                                                                 Stock                   Retained       Total
                                                             Subscriptions  Treasury      Earnings  Stockholders'
                                                               Receivable     Stock      (Deficit)     Equity
                                                               ---------    ---------    ---------    ---------
BALANCE, December 31, 1996                                     $      (1)   $    --      $   2,397    $   4,314
   Payments received on stock subscriptions                            1         --           --              1
    Issuance of stock in connection with private
       placement stock offering, acquisition, and
       401(k) Plan (Notes 2, 12, and 14)                            --           --           --          1,597
   Cost of private placement                                        --           --           --           (110)
   Purchase of treasury stock                                       --            (25)                      (25)
   Issuance of preferred stock (Note 12)                            --           --           --          4,000
   Costs of preferred stock issuance (Note 12)                      --           --           --           (309)
   Net (loss)                                                       --           --         (1,194)      (1,194)
                                                               ---------    ---------    ---------    ---------
BALANCE, December 31, 1997                                     $    --      $     (25)   $   1,203    $   8,274
   Issuance of stock in connection with
       Acquisitions and 401(k) Plan (Notes 2, 12,
       and 14)                                                      --           --           --            964
   Issuance of preferred stock                                      --           --           --          3,500
   Costs of preferred stock issuance                                --           --           --           (256)
   Issuance of stock for ESOP                                       --           --           --            705
   Net (loss)                                                       --           --        (24,871)     (28,871)
                                                               ---------    ---------    ---------    ---------
BALANCE, December 31, 1998                                     $    --      $     (25)   $ (23,668)   $ (11,684)
   Issuance of stock for Employee Stock Purchase
       Plan                                                         --           --           --             69
   Issuance of stock in connection with 401(k)
       Plan (Notes 2, 12, and 14)                                   --           --           --            129
   Net income                                                       --           --          1,300        1,300
                                                               ---------    ---------    ---------    ---------
BALANCE, December 31, 1999                                     $    --      $     (25)   $ (22,368)   $ (10,186)
                                                               =========    =========    =========    =========

        The accompanying notes are an integral part of these statements.

                         AMEDISYS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                   (in 000's)

                                                                              1999        1998        1997
                                                                            --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                        $  1,300    $(24,871)   $ (1,194)
   Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities-
       Depreciation and amortization                                           3,068       1,707       1,240
       Provision for bad debts                                                 1,827       1,642       1,427
       Write-off of goodwill (Note 2)                                           --         9,522       1,028
       (Gain) loss on disposal of property and equipment                          (4)        208         (12)
       Gain on sale of Company operations                                     (7,764)     (3,177)       --
       Other, net                                                               --            13          37
       Deferred income tax (benefit) expense                                    --           926        (566)
       Minority interest                                                           3          (9)       (209)
       Capitalized interest expense                                            1,356        --          --
       Cumulative effect of change in accounting principle                      --          --           326
       Changes in assets and liabilities-
         (Increase) in cash included in assets held for sale                     (36)       (185)
         (Increase) decrease in accounts receivable                           (8,292)      1,684      (2,549)
         (Increase) decrease in inventory and other current assets               546      (1,043)         46
         (Increase) decrease in other assets                                    (422)        891        (406)
         Increase (decrease) in accounts payable                                (981)      5,003        (143)
         Change in deferred revenue                                           (2,119)       (353)       --
         Increase in accrued expenses                                          2,341       4,890         834
                                                                            --------    --------    --------


           Net cash (used) by operating activities                            (9,177)     (3,152)       (141)
                                                                            --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of Analytical Medical Systems                             --        10,593        --
   Increase in notes receivable                                                 --          (290)       --
   Proceeds from sale of property, plant and equipment                           118         430         191
   Purchase of property, plant and equipment                                    (947)     (3,321)     (1,456)
   Minority interest investment in subsidiary                                     81         109          24
                                                                            --------    --------    --------

           Net cash provided (used) by investing activities                     (748)      7,521      (1,241)
                                                                            --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash received in purchase acquisitions                                       --           125        --
   Cash used in purchase acquisitions                                           --       (11,647)       (465)
   Cash received from sale of Company operations                              12,223        --          --
   Net borrowings on line of credit agreements                                   231         (92)      1,428
   Proceeds from issuance of notes payable and capital leases                  1,152       4,000         992
   Payments on notes payable and capital leases                               (2,732)     (3,845)     (1,037)
   Decrease in notes payable - related parties                                  --          --            (1)
   (Increase) decrease in notes receivable - related parties                      89         163         (62)
   Proceeds from issuance of stock                                              --         3,244       4,518
   Payments received on stock subscriptions receivable                          --          --             1
   Purchase of treasury stock                                                   --          --           (25)
                                                                            --------    --------    --------
           Net cash provided (used) by financing activities                   10,963      (8,052)      5,349
                                                                            --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           1,038      (3,683)      3,967

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   387       4,070         103
                                                                            --------    --------    --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $  1,425    $    387    $  4,070
                                                                            ========    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (See also Note 2):
     Cash payments for-
       Interest                                                             $  2,573    $    914    $    846
                                                                            ========    ========    ========
       Income taxes                                                         $   --      $   --      $   --
                                                                            ========    ========    ========

        The accompanying notes are an integral part of these statements.

                         AMEDISYS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999



1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Organization and Operations

Amedisys, Inc. and subsidiaries (the Company) is incorporated in the state of Delaware and operates in nine states including Louisiana, Texas, Tennessee, North Carolina, Georgia, Oklahoma, Alabama, Florida and Virginia. The Company provides a variety of home health care, infusion therapy, and outpatient surgery services. During 1998, the Company disposed of its supplemental staffing, home care management and primary care services operations. Effective September 1, 1999, the Company disposed of two ambulatory surgery centers. Effective December 1, 1999, the Company disposed of their interest in one ambulatory surgery center (See Note 2).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced significant recurring losses from operations and has a deficit in stockholders' equity of $10,186,000 at December 31, 1999. In addition, management's current projections indicate that continuing operations will generate negative cash flow and that certain asset sales must take place in order to sustain operations through December 31, 2000. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed below. The financial statements do not include any adjustments relating to the recoverability of classification or asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company's strategy to offset ongoing negative cash flows from continuing operations includes divesting its non-core assets, including three ambulatory surgery centers and four infusion therapy sites. The Company is currently in various stages of divesting these assets and anticipates, based on current letters of intent, to generate in excess of $9 million cash, subject to certain releases of indebtedness imposed under the credit agreement executed between the Company and Columbia/HCA. The cash generated from the sales, net of amount required to be paid pursuant to debt agreements, if any, will be used to offset the anticipated operating cash deficits throughout the first three quarters of 2000. The Company believes that the implementation of the Prospective Payment System ("PPS") on October 1, 2000 will allow the Company to generate positive cash flow beginning in the fourth quarter of 2000.

Use of Estimates

The accounting and reporting policies of the Company and its subsidiaries conform with accounting principles generally accepted in the United States. In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Reimbursement for home health care services to patients covered by the Medicare program is based on reimbursement of allowable costs subject to certain limits. Final reimbursement is determined after submission of annual cost reports and audits thereof by the fiscal intermediaries. In October 1999, HCFA issued proposed regulations for PPS, which will be effective for all Medicare-certified home health agencies on October 1, 2000. The proposed regulations establish payments based on episodes of care. An episode is defined as a length of care up to sixty days with multiple continuous episodes allowed under the rule. A standard episode payment has been established at $2,037 per episode, to be adjusted by a case mix adjuster and the applicable geographic wage index. Episode payments will be made to providers regardless of the cost to provide care. The final regulations are expected to be released in July 2000.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash includes certificates of deposit and all highly liquid debt instruments with maturities of three months or less when purchased.

Inventory

Inventories consist of medical supplies that are utilized in the treatment and care of home health patients. Inventories are stated at the lower of cost (first-in, first-out method) or market.

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

Capitalized leases, primarily consisting of computer equipment, phone systems, and vans are included in property and equipment. Capital leases are recorded at the present value of the future rentals at lease inception and are amortized over the lesser of the applicable lease term or the useful life of the equipment.

For financial reporting purposes, depreciation and amortization of property including those subject to capital leases ($1,718,000 in 1999, $1,376,000 in 1998 and $1,101,000 in 1997) is included in other general and administrative expenses and is provided utilizing the straight-line method based upon the following estimated useful service lives:

          Buildings                                 40 years
          Leasehold improvements                     5 years
          Equipment and furniture                5 - 7 years
          Vehicles                                   5 years
          Computer software                          5 years

Deferred Revenue

On November 3, 1998, the Company and CPII Acquisition Corp. ("CPII") entered into an Asset Purchase Agreement whereby the Company sold certain of the assets, subject to the assumption of certain liabilities, of its proprietary software system and home health care management division to CPII in exchange for $11,000,000 cash. An affiliate of CPII will utilize the assets to provide certain management services to the Company's home health agencies (see Note 12). Due to the Company's continuing involvement with the assets sold, the gain on the sale of the software system totaling $10,593,000 was deferred and is being amortized over the five-year term of the management services agreement referred to above. The $8,122,000 and $10,240,000 unamortized gain at December 31, 1999 and 1998, respectively, is reflected as deferred revenue in the accompanying balance sheets.

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

Accounting for Start-Up Costs

In April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5 ("SOP"), "Reporting on the Costs of Start-Up Activities" which requires costs of start-up activities and organization costs to be expensed as incurred. The Company elected to write off previously capitalized start-up costs in the fourth quarter of 1997 in anticipation of the issuance of the SOP. The cumulative effect of this change in accounting principle, as if the change were made effective January 1, 1997, of $52,000 (net of a $20,000 tax benefit), is shown in the 1997 statement of operations.

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which was amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company does not expect the adoption of this accounting pronouncement to have a material effect on its financial position or results of operations. The effective date for adoption is for fiscal quarters ending after June 15, 2000.

Earnings Per Share

Basic net income per share of common stock is calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the year. Diluted net income per share is not presented as all stock options (897,771 common shares) and convertible securities (750,000 preferred shares convertible into 2.5 million common shares) outstanding during the periods presented (see Note 12) were not dilutive.

Reclassifications

Certain amounts previously reported in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

2. ACQUISITIONS AND DISPOSITIONS:

Acquisitions:

Allgood Medical Services
On August 1, 1997, the Company acquired substantially all of the assets of Allgood Medical Services, Inc. d/b/a Care Medical and Mobility Equipment Company for $1,165,000. The purchase price consisted of $465,000 in cash, $100,000 note payable, and $600,000 in common stock, which represented 115,518 common shares. This transaction has been accounted for as a purchase with an initially recorded excess of the total acquisition cost over the fair value of net assets acquired (goodwill) of $852,000. Subsequent to this purchase, certain reimbursement reductions were announced to implement the Balanced Budget Act of 1997. Based on management's estimate of the expected impact of these changes in reimbursement on future cash flows, this goodwill was fully written off in income from discontinued operations at December 31, 1997 as required under Statement of Financial Accounting Standard No. 121.

Alliance Home Health
On January 1, 1998, the Company acquired all of the issued and outstanding stock of Alliance Home Health, Inc. (Alliance), a home health business with locations throughout Oklahoma, in exchange for $300,000 and 194,286 shares of common stock. Of the 194,286 shares of Company common stock issued to the former owners of Alliance, 122,857 shares were placed in escrow as consideration for certain contingent liabilities which may be asserted against the former stockholder of Alliance to the extent such claims exceed $500,000 (singularly and/or in aggregate). The escrow period expires December 31, 2003. The Company performed management services for Alliance during 1997 and recognized revenues totaling approximately $1.3 million. During 1998, management decided to close substantially all of the home health agencies acquired from Alliance based on estimates of certain reimbursement reductions, and, accordingly, goodwill totaling $7,228,000 recorded in connection with this acquisition was written-off as other general and administrative expense.

PRN, Inc.
On February 23, 1998, the Company acquired all of the issued and outstanding capital stock of PRN, Inc. (PRN), a home infusion pharmacy business, in exchange for $430,000 and assumption of $71,000 debt. The Company has agreed to pay additional consideration of up to $150,000 upon PRN reaching certain revenue goals ("Additional Consideration"). The Company has retained the right to offset certain indemnifiable liabilities against the Additional Consideration. At December 31, 1999, this amount was completely paid.

Infusioncare Solutions, Inc.
On February 27, 1998, the Company acquired all of the issued and outstanding capital stock of Infusioncare Solutions, Inc. ("ICS"), a home health care and infusion business, based in Baton Rouge, Louisiana, in exchange for aggregate consideration of $500,000, of which $375,000 was payable in cash at closing and $125,000 was payable pursuant to a two-year promissory note. The Company has retained the right to offset certain indemnifiable liabilities against the sums payable pursuant to the promissory note. As of December 31, 1999 and 1998, the balance outstanding on the promissory note was $11,000 and $74,000, respectively.

Precision Health Solutions, LLC
On February 27, 1998, the Company acquired substantially all of the assets of Precision Health Solutions, LLC ("PHS"), a home health care and infusion business, based in Baton Rouge, Louisiana, in exchange for aggregate consideration of $1,000,000, of which $750,000 was payable in cash at closing and $250,000 was payable pursuant to a two-year promissory note. The Company has retained the right to offset certain indemnifiable liabilities against the sums payable pursuant to the promissory note. As of December 31, 1999 and 1998, the balance outstanding on the promissory note was $23,000 and $148,000, respectively.

Precision Home Health Care, Inc.
On April 1, 1998, the Company acquired certain assets of Precision Home Health Care, Inc., (Precision), a home health care business based in Baton Rouge, Louisiana, in exchange for $1,250,000. The purchase price consisted of an $800,000 note payable at 9.5% paid on July 1, 1998, a $400,000 note payable at 9.5% payable monthly for a period of two years, and $50,000 in liabilities for capital improvements. As of December 31, 1999 and 1998, the balance outstanding on the $400,000 note payable was $90,000 and $267,000, respectively.

Tanglewood Surgery Center
On November 1, 1998, the Company acquired certain assets of Tanglewood Surgery Center in Odessa, Texas in exchange for $50,000, a $50,000 note payable at 8.5% payable monthly over a one-year period and a $450,000 note payable at 10% payable monthly over a five-year period. The Company contributed this facility to West Texas Ambulatory Surgery Center, LLC in exchange for a 67% interest in the venture. The collateral for the note was the Company's interest in West Texas Ambulatory Surgery Center, LLC, which was sold in December 1999. As a result, the outstanding note was repaid.

Columbia/HCA
On November 2, 1998, the Company signed a definitive agreement to purchase certain assets, subject to the assumption of certain liabilities, of 83 home care offices including 35 provider numbers of Columbia/HCA Healthcare Corporation ("Columbia/HCA") located in Alabama, Georgia, Louisiana, North Carolina, Oklahoma and Tennessee. The Company had no material relationship with Columbia/HCA Healthcare Corporation prior to this transaction. A portion of the $24,000,000 purchase price, $9,994,000 less certain liabilities, was paid November 3, 1998 with the balance of $14,006,000 payable pursuant to a one-year promissory note with interest calculated at the prime rate of Union Planters Bank of Louisiana plus 0.75%.

Effective September 30, 1999, the Company and Columbia/HCA signed an agreement to modify the terms of the note. The Company will make quarterly principal and interest payments, subject to certain prepayment provisions in the agreement, beginning April 30, 2001, with the balance of the note being due on July 31, 2004. Under the loan modification agreement, the Company may be required to pre-pay certain amounts which is dependent upon the Company having excess cash flows, as defined in the agreement. These amounts may be due within 45 days after the end of each fiscal year ending after October 1, 1999 and prior to July 30, 2004. The loan agreement with Columbia/HCA restricts the Company's ability to, among other things, incur additional indebtedness or sell or transfer any of its property unless the cash proceeds from such sale are applied to reduce the balance due on the note payable. This note is classified as a current liability in the Company's Consolidated Balance Sheets due to a Material Adverse Effect clause in the note agreement which allows Columbia/HCA the ability to require immediate payment of principal and accrued interest should the Company experience a material adverse change (see Note 7). A material adverse change includes, but is not limited to, a material change in the Company's financial condition, business operations, or the value of the secured collateral.

The cash portion of the consideration paid to Columbia/HCA was provided by the Company's sale of certain assets (see below) in 1998. The assets purchased from Columbia/HCA consisted primarily of furniture, fixtures, and equipment; prepaid expenses; advances and deposits; inventory; office supplies; records and files; transferable governmental licenses, permits, and authorizations; and rights in, to and under specified licenses, contracts, leases, and agreements. The liabilities assumed consisted of the paid-time-off balances of the Columbia/HCA employees and obligations arising on or subsequent to the closing dates under the assumed contracts. Assets located in Louisiana and Oklahoma were acquired November 16, 1998, and the remaining assets were acquired November 30, 1998. Columbia/HCA has agreed that for a period of two years from the date of closing, it will not compete with the Company in the business of providing skilled intermittent home care services in the counties/parishes currently served by the acquired Columbia/HCA offices. This covenant does not apply to a home health agency that is acquired by Columbia/HCA as part of an acquisition of a general acute care hospital, skilled nursing facility, ambulatory surgical facility, physician practice management company or assisted living facility.

Assuming the Columbia/HCA acquisition occurred on January 1, 1998, unaudited pro forma information for the Company for the year ended December 31, 1998, which is not necessarily indicative of future operating results, is as follows (in 000's, except per share information).

                                    Twelve months ended
                                     December 31, 1998
                                    -------------------
Net Service Revenue                     $ 150,645
Operating (Loss)                        $ (50,456)
(Loss) before Discontinued Operations   $ (43,292)
Net (Loss)                              $ (41,453)
Net (Loss) per Common Share             $  (13.48)

Subsequent to the acquisition, several of the home health agencies acquired were closed or sold and accordingly, goodwill totaling approximately $1.8 million and $2.3 million which had been recorded for these locations, was written off in 1999 and 1998, respectively. In addition, lease abandonment costs of $307,000 were recorded in 1998 as other general and administrative expense, representing the Company's estimated cost of remaining lease obligations at these locations.

Each of the above transactions was accounted for as a purchase.

Dispositions:

Staffing Division
Effective September 21, 1998, the Company sold certain assets, subject to the assumption of certain liabilities, of its staffing division to Nursefinders, Inc. The sale price of $7,200,000 consisted of cash of $6,480,000 payable immediately upon closing with the balance of $720,000 placed in an escrow account for a ninety-day period. The escrow balance plus approximately $16,000 of interest was distributed to the Company (approximately $365,000) and Nursefinders (approximately $374,000) at December 31, 1999. Of the amount distributed to Nursefinders, approximately $174,000 represented amounts applied to principle and interest payments due Nursefinders by the Company pursuant to a note payable. The assets sold consist primarily of all accounts and notes receivable; prepaid expenses; advances and deposits; on-site hardware and software; furniture, fixtures, and leasehold improvements; office supplies; records and files; transferable governmental licenses, permits, and authorizations; and rights in, to and under specified licenses, contracts, leases, and agreements. The liabilities assumed were the trade accounts payable, accrued expenses, and other liabilities as of the closing date. Amedisys has agreed to a five-year non-competition covenant. The sale of the staffing division resulted in a pre-tax gain of $5,041,000 in 1998.

Analytical Medical Systems
On November 3, 1998, the Company and CPII Acquisition Corp. ("CPII") entered into an Asset Purchase Agreement whereby the Company sold certain assets, subject to the assumption of certain liabilities, of its proprietary software system (Analytical Medical Systems) and home health care management division (Amedisys Resource Management) to CPII in exchange for $11,000,000 cash. The assets sold consist primarily of proprietary rights with respect to the home health information system developed and used by the Company and its subsidiaries; deposits, prepayments or prepaid expenses relating to the business; contracts; fixtures and equipment; books and records; rights under warranties; and claims, causes of action, rights of recovery and rights to set-off. The liabilities assumed are associated with the assumed contracts. The Company also agreed to provide limited support services to CPII for the period of one year from the date of the agreement. An affiliate of CPII will utilize the assets to provide certain management services to the Company's home health agencies (see Note 12). Due to the Company's continuing involvement with the assets sold, the gain on the sale of the software system totaling $10,593,000 was deferred and is being amortized over the five-year term of the management services agreement referred to above. The $8,122,000 and $10,240,000 unamortized gain at December 31, 1999 and 1998, respectively, is reflected as deferred revenue in the accompanying balance sheets.

Amedisys Durable Medical Equipment, Inc
On January 1, 1999, the Company sold all of the issued and outstanding stock of Amedisys Durable Medical Equipment, Inc. d/b/a Care Medical and Mobility ("ADME") to Ace Drug Medical Equipment, Inc. ("ACE"), a Texas Corporation. ACE acquired substantially all of the assets and liabilities of ADME. The sales price was $672,385 of which $100,000 was paid at closing; $418,318 was payable pursuant to a two-year note in eight equal quarterly payments of principal and interest at prime plus 2%, adjusted annually; and $154,067 was payable pursuant to a one-year note, payable in four quarterly payments of principal plus accrued interest at prime plus 2%. The Company expects that this disposition will not have a material effect on net revenues or income of the Company. In accordance with the payment terms of both notes, total principal and interest payments due to the Company as of March 15, 2000 totaled $359,000. As of March 15, 2000, the Company has not received these payments. As a result, the Company has fully reserved for these past due payments as of December 31, 1999.

Amedisys Surgery Centers, LC
Effective September 1, 1999, the Company, by an Asset Purchase Agreement, sold certain assets, subject to the assumption of certain liabilities, of its wholly-owned subsidiary, Amedisys Surgery Centers, LC ("ASC"), to United Surgical Partners International, Inc. ("USP"). The assets and liabilities sold related to two free-standing outpatient surgery centers operated by ASC, Amedisys Surgery Center of Pasadena and Amedisys Surgery Center of South Houston (the "Surgery Centers"). The assets of the Surgery Centers were acquired by two Texas Limited Partnerships organized by USP and its wholly-owned subsidiaries. The Company and its affiliates had no material relationship with USP prior to this transaction. In consideration for the assets of the Surgery Centers, ASC received $11,000,000. At closing, $10,562,000 was paid in cash to ASC with a three-month $300,000 note receivable due to ASC payable in monthly installments of $100,000 plus interest at an effective interest rate of 10%. The Company has received payments of $200,000 on this note receivable, with the remaining balance being held pending the final purchase price adjustments. The Company has fully reserved for this note receivable as of December 31, 1999. In addition to cash considerations, USP agreed to pay off certain creditors of ASC for debts related to the Surgery Centers of $1,101,083. Subject to certain exceptions, the assets sold consisted primarily of $60,000 cash; all accounts and notes receivable; inventory; prepaid items; land; equipment, surgical instruments, furniture, fixtures, and leasehold improvements; office supplies; records and files; transferable governmental licenses, permits, and authorizations; trade names, goodwill, computer software, and operating rights; and rights in, to and under specified licenses, contracts, leases, and agreements. The liabilities assumed by USP include, subject to certain exclusions, the current liabilities of ASC and the obligations and liabilities under certain leases and contracts arising on or after September 1, 1999. The Company recorded a pre-tax gain of $9,417,000 in 1999 as a result of this transaction.

West Texas Ambulatory Surgery Center, LLC
Effective December 1, 1999, ASC, by a Membership Interest Purchase Agreement, sold all of its 67% membership interest in West Texas Ambulatory Surgery Center, LLC to U.S. Orthopedics Texas, LLC. ASC also assigned all of its rights under a certain management agreement to U.S. Orthopedics, Inc. At closing, ASC received $783,333 in cash representing the purchase price for the membership interest and ASC's share of the assignment of the management agreement. ASC has agreed to a five-year non-compete covenant. The Company recorded a pre-tax gain of $324,000 in 1999 as a result of this transaction.

3. PROPERTY AND EQUIPMENT:

Property and equipment consists of (in 000's):

                                                     1999        1998
                                                   --------    --------
Land                                               $     58    $    220
Buildings and leasehold improvements                    359       1,285
Equipment, furniture and vehicles                     7,961      10,172
Computer software                                       226         230
                                                   --------    --------

           Total                                      8,604      11,907
Accumulated depreciation                             (3,454)     (3,333)
                                                   --------    --------

           Net                                        5,150       8,574
Net Property and equipment included in Long-term
Assets Held for Sale                                 (1,711)     (4,784)
                                                   --------    --------

Total property and equipment                       $  3,439    $  3,790
                                                   ========    ========

4. OTHER INVESTMENTS:

The Company has a 22.98% interest in a surgery center in Houston, Texas, which as of December 31, 1999 has a carrying value of $282,000. As of December 31, 1998, the Company had a 42% interest in this facility with a carrying value of $500,000. The surgery center opened in May 1998 and is managed by the Company under a long-term management contract. Effective September 1, 1999, the Company sold 19.02 units of its original 42 unit investment (each unit represents a 1% interest) to thirteen physician investors for $180,000 cash. The Company recorded a loss of $77,000 relating to the sale.

The Company developed a surgery center in Lafayette, Louisiana with a group of physician investors which began operations in March 1999. As of December 31, 1999 and 1998, the Company's investment in the surgery center totaled $457,000 and $189,000, respectively. This investment represents a 20% interest for the year ended December 31, 1999 and 21% interest for the year ended December 31, 1998. The Company manages the center under a management contract for a fee based on 4% of collections.

The Company accounts for these investments using the equity method.

These investments are included in the accompanying balance sheets as of December 31, 1999 and 1998 as Long-term Assets Held for Sale.

5. OTHER ASSETS:

Other assets include the following for the years ended December 31, 1999 and 1998 (in 000's):

                                                 1999      1998
                                               -------   -------
Notes Receivable                               $   599   $   699
Goodwill, net of accumulated amortization of
  $1,777 and $406                               20,530    23,712
Deposits and Other                                 228       330
                                               -------   -------
Sub-total                                       21,357    24,741
Included in Long-term Assets Held for Sale       1,813     2,335
                                               -------   -------
Total Other Assets                             $19,544   $22,406
                                               =======   =======

Notes receivable at December 31, 1999 and 1998 consist primarily of advances on operating expenses and management fees for non-consolidated entities. These reimbursements are typically received within two months.

6. NOTES PAYABLE:

Notes payable consist primarily of an asset-based line of credit with availability, dependent on collateral, of up to $25 million with National Century Financial Enterprises, Inc. (NCFE) and borrowings under a revolving bank line of credit that bears interest at 9.25%. The NCFE line of credit is collateralized by eligible accounts receivable. Eligible receivables are defined as receivables, exclusive of workers' compensation and self-pay, that are aged less than 181 days. The effective interest rate on this line of credit, which had outstanding balances at December 31, 1999 and 1998 of $4,917,000 and $1,263,000, respectively, was 15.88% for the year ended December 31, 1999.

The bank line of credit is secured by eligible accounts receivable and has scheduled monthly principal and interest payments of $25,000 with the balance due June 30, 2000. As of December 31, 1999 and December 31, 1998, the line of credit had an outstanding balance of $288,000 and $528,000, respectively. The bank line of credit balances are included in Current Liabilities Held for Sale in the Consolidated Balance Sheets. No amounts were available at December 31, 1999. Also included in notes payable at December 31, 1998 was a $14,006,000 note payable to Columbia/HCA which was reclassified to long-term debt classified as current September 1, 1999 (see Note 7) and a $3,183,000 outstanding balance on a line of credit with Union Planters Bank, which was paid off in September 1999. The weighted average interest rate on short-term borrowings was 9.30%, 9.79% and 9.78% in 1999, 1998 and 1997, respectively.

7. LONG-TERM DEBT CLASSIFIED AS CURRENT:

Long-term debt classified as current consists of a $14,006,000 note plus accrued interest of $1,455,000 payable to Columbia/HCA at Union Planters of Louisiana prime plus 0.75% (8.5% at December 31, 1999) as a result of the acquisition of home health agencies consummated in November 1998 (see Note 2).


8. LONG-TERM DEBT:

Long-term debt consists primarily of notes payable to banks and other financial institutions that are due in monthly installments through 2004 (in 000's):

Lender:                                                    1999        1998
-------                                                  --------    --------
Notes payable to finance and equipment
   Companies that accrue interest at 5.50-20.00%         $  5,916    $  7,301
Notes payable to banks that accrue interest
   at 9.00%                                                    76          91
                                                         --------    --------
         Total                                              5,992       7,392
Less current portion:
   Current portion of long-term debt                       (2,325)     (2,253)
   Included in current liabilities held for sale             (209)       (380)
Included in long-term liabilities held for sale            (1,252)     (2,321)
                                                         --------    --------

Long-term debt                                           $  2,206    $  2,438
                                                         ========    ========

These borrowings are secured by equipment, vehicles and the personal guarantee of a stockholder. Maturities of debt as of December 31, 1999 are as follows (in 000's):


                    Year Ended
                    ----------
                 December 31, 2000                $    2,534
                 December 31, 2001                     2,699
                 Thereafter                              -


The fair value of long-term debt as of December 31, 1999 and 1998, estimated based on the Company's current borrowing rate of 15% and 10% at December 31, 1999 and 1998, respectively, was approximately $6,110,000 and $7,982,000, respectively.

9. CAPITAL LEASES:

The Company acquired certain equipment under capital leases for which related liabilities have been recorded at the present value of future minimum lease payments due under the leases. The present minimum lease payments under the capital leases and the net present value of future minimum lease payments are as follows (in 000's):

    Year Ended
    ----------
December 31, 2000                                        $ 562
December 31, 2001                                          219
December 31, 2002                                           31
                                                         -----
Total future minimum lease payments                        812
Amount representing interest                               (87)
                                                         -----
     Present value of future minimum lease payments        725
                                                         -----
Current portion:
      Included in current portion of obligations under
         capital leases                                   (402)
      Included in current liabilities held for sale        (89)
Included in long-term liabilities held for sale            (23)
                                                         -----
Obligations under capital leases                         $ 211
                                                         =====

10. INCOME TAXES:

The Company files a consolidated federal income tax return which includes all subsidiaries that are owned more than 80%. State income tax returns are filed individually by the subsidiaries in accordance with state statutes.

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

The total provision (benefit) for income taxes consists of the following (in 000's):

                    1999    1998     1997
                   -----   -----    -----
Current portion    $ 383   $--      $  93
Deferred portion    --       926     (566)
                   -----   -----    -----
                   $ 383   $ 926    $(473)
                   =====   =====    =====

Total income tax expense (benefit) is included in the following financial statement captions for the years ended December 31, (in 000's):

                                                        1999       1998       1997
                                                      -------    -------    -------
Continuing operations                                 $(3,263)   $   (99)   $(1,148)
Discontinued operations:
   Income from discontinued operations                     88       (839)       695
   Gain on disposition of discontinued operations       3,558      1,864       --
Cumulative effect of change in accounting principle      --         --          (20)
                                                      -------    -------    -------
                                                      $   383    $   926    $  (473)
                                                      =======    =======    =======

Net deferred tax assets consist of the following components (in 000's):

                                                                  1999       1998
                                                                -------    -------
Deferred tax assets:
   Receivable allowance                                         $   199    $   462
   Self-insurance reserves                                          262        139
   Deferred revenue                                               2,842      3,584
   Losses of consolidated subsidiaries not consolidated for
           tax purposes, expiring beginning in 2010                 297        195
   Amortization of intangible assets                              1,356      1,164
   Expenses not currently deductible for tax purposes               535        177
   Other                                                           --           43
Deferred tax liabilities:
   Property and equipment                                          (346)      (161)
   Net liability for cash basis partnership for tax reporting      (227)      --
            purposes
Less:  Valuation allowance                                       (4,918)    (5,603)
                                                                -------    -------
                                                                $  --      $  --
                                                                =======    =======

The valuation allowance was recorded against net deferred tax assets due to the significant operating losses incurred by the Company during 1999 and 1998.

Total tax expense (benefit) on income before taxes resulted in effective tax rates that differed from the federal statutory income tax rate. A reconciliation of these rates is as follows for 1999, 1998 and 1997:

                                  1999    1998    1997
                                  ----    ----    ----
Income taxes computed on federal
   statutory rate                   35%     34%     34%
State income taxes                  23     --       (5)
Nondeductible goodwill             --      (10)    --
Valuation allowance                (40)    (28)    --
Nondeductible expenses and other     5     --       (1)
                                   ---     ---     ---

           Total                    23%     (4%)    28%
                                   ===     ===     ===

11. RELATED PARTY TRANSACTIONS:

Notes Receivable

Notes receivable from related parties consist primarily of receivables from an internal medicine clinic totaling approximately $89,000 at December 31, 1998. The amounts due were collected in 1999.

Notes Payable

Notes payable to related parties at December 31, 1999 and 1998 of $10,000 and $45,000, respectively, consist of unsecured notes to certain stockholders of the Company that are due on demand and bear interest at rates from 0% - 12%. The fair value of these notes approximates the recorded balance due to the short-term nature of the notes.

Other

The Company paid consulting fees to stockholders of $125,000 and $32,000 in 1999 and 1998 and medical directors fees to stockholders of $77,000 and $115,000 in 1999 and 1998, respectively.

Amedisys Surgery Centers, LC (ASC) paid fees to a medical foundation on behalf of a stockholder of $4,000 and $12,000 in 1999 and 1998, respectively.

In 1999 and 1998, ASC paid $10,800 to a stockholder of the Company for equipment rental.

12. CAPITAL STOCK:

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

Preferred Stock

In December 1997, the Company completed a private placement of 400,000 shares of $.001 par value convertible preferred stock pursuant to Regulation D of the Securities Act of 1933 at $10 per share for gross proceeds of $4 million. The Company used the proceeds of this placement to fund acquisitions and accelerate the growth of its network of outpatient health care services, including home health care offices, infusion therapy sites and outpatient surgery centers. Under the original placement agreement, these shares were initially convertible into 864,865 shares of common stock which is equivalent to $4.625 per share. On March 3, 1998, the Company completed a secondary phase of its private placement of preferred stock and issued an additional 350,000 shares for gross proceeds of $3.5 million. These shares were initially convertible into 756,757 shares of common stock which is equivalent to $4.625 per share. Warrants to purchase 52,500 shares of preferred stock at $10 per share, convertible into 113,514 shares of common stock, were issued to the placement agent, Hudson Capital Partners, L.P., in connection with the offering. Effective February 16, 1999, the Company amended the conversion terms through Preferred Stock Conversion Agreements. The conversion rate was reduced to $3.00 per common share in exchange for an agreement by these shareholders not to sell, transfer or otherwise dispose of any Company securities until December 31, 1999. Under this conversion agreement, the 750,000 preferred shares are convertible into 2,500,000 common shares.

Stock Options

The Company's Statutory Stock Option Plan ("the Plan") provides incentive stock options to key employees. The Plan is administered by a Compensation Committee (appointed by the Board of Directors) which determines, within the provisions of the Plan, those eligible employees to whom, and the times at which, options shall be granted. Each option granted under the Plan is to be convertible into one (1) share of common stock, unless adjusted in accordance with the provisions of the Plan. Options may be granted for a number of shares not to exceed, in the aggregate, 1,000,000 shares of common stock at an option price per share of no less than 85% of the fair market value of a share of common stock on the date the option is granted. If the option is granted to any owner of 10% or more of the total combined voting power of the Company and its subsidiaries, the option price is to be at least 110% of the fair market value of a share of common stock on the date the option is granted. Each option vests ratably over a two-to-three year period and may be exercised during a period as determined by the Compensation Committee, not to exceed 10 years from the date such option is granted. The aggregate fair market value of common stock subject to an option granted to a participant by the Committee in any calendar year shall not exceed $100,000.

A summary of the Company's stock options as of December 31, 1999, 1998 and 1997 and changes during each of these years follows:

                                        1999                          1998                          1997
                              --------------------------    --------------------------    --------------------------
                                              Wgtd. Avg.                    Wgtd. Avg.                    Wgtd. Avg.
                                Shares       Exer. Price       Shares      Exer. Price       Shares      Exer. Price
                              -----------    -----------    -----------    -----------    -----------    -----------
Outstanding at beginning of
year                              462,051    $      6.11        957,065    $      6.14        288,723    $      6.66
Granted                           866,772           3.43        105,000           5.63        794,422           6.01
Exercised                            --             --             --             --             --             --
Cancelled/forfeited/
Expired                          (431,052)         (5.50)      (600,014)         (6.08)      (126,080)         (6.48)
                              -----------    -----------    -----------    -----------    -----------    -----------

Outstanding at end of year        897,771    $      3.84        462,051    $      6.11        957,065    $      6.14
                              ===========    ===========    ===========    ===========    ===========    ===========


Exercisable at end of year        468,521    $      4.34        273,421    $      6.34        205,446    $      6.49
                              ===========    ===========    ===========    ===========    ===========    ===========


Weighted average fair value
of options granted during                    $      1.34                   $      1.85                   $      1.99
the year                                     ===========                   ===========                   ===========



Of the 897,771 options outstanding at December 31, 1999, 401,750 become exercisable in 2000 and 27,500 in 2001.

The following table summarizes information about stock options outstanding at December 31, 1999:

                                       Options Outstanding                                Options Exercisable
                     ----------------------------------------------------------  ----------------------------
     Range of              Number             Wgtd. Avg.          Wgtd. Avg.          Number           Wgtd. Avg.
     Exercise           Outstanding           Remaining            Exercise         Exercisable         Exercise
      Prices           At 12/31/99         Contractual Life           Price        at 12/31/99            Price
----------------     -------------       ------------------      --------------  -------------        ---------
   $3.00 - $7.00          897,771             7.41 years            $3.84             468,521            $4.34

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the FASB in 1995 and changes the methods for recognition of cost on plans similar to those of the Company. Pro forma disclosures, as if the Company had adopted the cost recognition requirements under SFAS 123 are presented below.

The fair value of each option granted during the periods presented is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of a range of 99.8% to 114.4% for options issued in 1999, 53.0% for options issued in 1998, and a range of 51.23% - 53.69% for the options issued in 1997, (iii) risk-free interest rate of a range of 5.80% - 6.21% in 1999, 5.70% in 1998, and a range of 5.70% - 6.22% in 1997, respectively, and (iv) expected life of 3 to 9 years.

Had compensation cost for the Company's options awarded in 1995 or later been determined consistent with SFAS 123, the Company's net income (loss), net income
(loss) applicable to common stockholders and net income (loss) per common share for 1999, 1998 and 1997 would approximate the pro forma amounts below (in 000's, except share amounts):

                                            1999                            1998                              1997
                               -----------------------------   ------------------------------    ------------------------------
                                    As                              As                                As
                                 Reported        Pro forma       Reported         Pro forma        Reported         Pro forma
                               -------------   -------------   -------------    -------------    -------------    -------------
Net income (loss)              $       1,683   $       1,265   $     (24,871)   $     (25,565)   $      (1,194)   $      (1,813)
                               =============   =============   =============    =============    =============    =============

Net income (loss) applicable
to common stockholders
                               $       1,683   $       1,265   $     (24,871)   $     (25,565)   $      (1,194)   $      (1,813)
                               =============   =============   =============    =============    =============    =============

Net income (loss) per
   Common share                $        0.54   $        0.41   $       (8.12)   $       (8.35)   $       (0.43)   $       (0.66)
                               =============   =============   =============    =============    =============    =============

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards made prior to 1995, and additional awards in future years are anticipated.

Amedisys Specialized Medical Services, Inc. (ASM) Employee Stock Ownership Plan

ASM, a wholly owned subsidiary, developed an Employee Stock Ownership Plan
(ESOP) effective January 1, 1997 to enable participating employees of ASM to share in the ownership of ASM. Under the ESOP, the Company may make annual contributions to a trust for the benefit of eligible employees, in the form of either cash or common stock of ASM. The amount of the annual contribution is discretionary. The Company's contribution for the year ended December 31, 1997 was $721,000, which was funded in 1998. No contributions were made for the years ended December 31, 1999 and 1998.

Stock Purchase Plan

The Company has a plan whereby eligible employees may purchase the Company's common stock at 85% of the lower of the market price at the time of grant or the time of purchase. There are 1,000,000 shares reserved for this plan of which 4,489 shares were issued on at $2.44 per share for the period August 1, 1998 to December 31, 1998, 30,822 shares were issued at $1.70 per share for the period January 1, 1999 to June 30, 1999, and 53,524 shares were issued at $1.69 per share for the period July 1, 1999 to December 31, 1999. At December 31, 1999, there were 911,165 available for future offerings.

13. COMMITMENTS AND CONTINGENCIES:

Legal Proceedings

The Company has filed separate lawsuits against Mr. James P. Cefaratti, the Company's former President and Chief Operations Officer and Mr. Stephen L. Taglianetti, the former President of the Company's alternate site infusion division alleging various negligent actions which constituted breaches of fiduciary duty owed to the Company and its stockholders. The lawsuits against Messrs. Cefaratti and Taglianetti were initially filed in the 19th Judicial District Court of the Parish of East Baton Rouge, State of Louisiana on November 24, 1998 and November 19, 1998, respectively. The lawsuits have since been removed and are now pending in the United States District Court for the Middle District of Louisiana. The Company is seeking damages incurred as a result of the negligent actions and all other appropriate relief.

On December 7, 1998, Mr. Cefaratti filed a lawsuit naming the Company as a defendant and claiming that he was terminated in violation of an alleged employment contract. Mr. Taglianetti has also, on December 11, 1998, sued the Company claiming that he was terminated in violation of an alleged employment contract and for reporting alleged illegal billing practices. Other ex-employees of the Company which have filed lawsuits against the Company claiming breaches of alleged employment contracts include Ms. Judi M. McQueary, the former President of the Company's managed care division, (filed on December 11, 1998), Mr. William G. Hardee, the former Vice-President of the Company's southeastern alternate site infusion division (filed on December 11, 1998) and Mr. Charles M. McCall, the former President of the supplemental staffing division of the Company (filed on December 29, 1998).

With the exception of Mr. McCall's lawsuit which was filed in the 19th Judicial District Court of the Parish of East Baton Rouge, State of Louisiana, all of the above mentioned lawsuits filed by the ex-employees of the Company were initially filed in the United States District Court for the Eastern District of Louisiana and were consolidated together as one lawsuit. All the said lawsuits have now been transferred to the United States District Court for the Middle District of Louisiana and severed to be tried separately. With the exception of the McCall lawsuit, the Chief Executive Officer of the Company, and its directors and officers liability insurer have also been named as defendants in all the abovementioned lawsuits. The relief sought in all these cases are contract damages, penalty wages, costs, and attorney fees.

Leases

The Company and its subsidiaries have leased office space at various locations under noncancelable agreements which expire between March 31, 2000 and October 31, 2011, and require various minimum annual rentals. Total minimum rental commitments at December 31, 1999 are due as follows (in 000's):

                 2000               $3,437
                 2001                2,111
                 2002                1,276
                 2003                  636
                 2004                  329
             Due thereafter          2,173

Rent expense for all non-cancelable operating leases was $4,860,000, $3,255,000, and $1,706,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Management Agreement

On November 2, 1998, the Company and CareSouth Home Health Services, Inc. ("CareSouth"), an affiliate of CPII Acquisition Corp., entered into agreements under which CareSouth agreed to provide payroll processing, billing services, collection services, cost reporting services and software maintenance and support for the Company's home health agencies with a consolidated fee structure. Under the consolidated fee structure, fees are collected for services provided on a per visit basis, which may be adjusted depending on the cumulative number of annual visits. Effective September 1, 1999, the management agreement was amended to exclude cost reporting services and software maintenance and support for a corresponding decrease in fee structure. The Company pays CareSouth $475,000 per month up to 1,760,000 visits per year after which the Company will pay CareSouth $3.50 per visit in excess of 1,760,000 per year for management fees under this agreement which expires in November 2, 2003.

Self-Funded Insurance Plans

During 1995, the Company became self-insured for workers' compensation claims in the State of Louisiana up to certain policy limits. Claims in excess of $200,000 per incident and $1,300,000 in the aggregate over a two-year policy period are insured by third party reinsurers. In connection with the self-insurance plan and as required by the State of Louisiana, the Company issued a $175,000 letter of credit in favor of the Louisiana Department of Labor, which expired February 17, 1998, and was renewed to February, 1999. In January 1999, the Company changed from a self-insured workers' compensation plan to a fully insured, guaranteed cost plan.

During 1997, the Company became self-insured for health claims up to certain policy limits. Claims in excess of $100,000 per incident are insured by third party reinsurers. The Company has accrued a liability of approximately $644,000 and $589,000 at December 31, 1999 and 1998, respectively for outstanding and incurred, but not reported claims based on historical experience.

Employment Contracts

The Company has commitments related to employment contracts with a number of its senior executives. Such contracts generally commit the Company to pay bonuses on the attainment of certain operating goals and severance benefits under certain circumstances.

Other

The Company is subject to various other types of claims and disputes arising in the course of its business. While the resolution of such issues is not presently determinable with certainty, management believes that the ultimate resolution of such matters will not have a significant effect on the Company's financial position or results of operations.

14. BENEFIT PLAN:

The Company adopted a plan qualified under Section 401(k) of the Internal Revenue Code for all employees who are 21 years of age and have at least 90 days of service. Under the plan, eligible employees may elect to defer a portion of their compensation, subject to Internal Revenue Service limits. The Company may make matching contributions equal to a discretionary percentage of the employee's salary deductions. A matching contribution of $71,000 was made for 1997 in 1998, a matching contribution of $129,000 was made for 1998 in 1999, and a matching contribution of approximately $612,000 will be made for 1999 in 2000. Such contributions were made in the form of common stock of the Company, valued based upon the fair market value of the stock as of December 31 of the applicable year.

15. AMOUNTS DUE TO AND DUE FROM MEDICARE:

The Company records Medicare revenues at the lower of actual costs, the per visit cost limit, or a per beneficiary cost limit on a individual provider basis. Ultimate reimbursement under the Medicare program is determined upon review of the annual cost reports. As of December 31, 1999, the Company estimates an aggregate payable to Medicare of $11.3 million, netted against accounts receivable, resulting from interim cash receipts in excess of expected reimbursement. For the cost report year ended 1999, the Company has an estimated payable of $7.3 million of which $4.5 million is payable over a 36-month period, $1.1 million is payable over a 12-month period, and $1.7 million is expected to be approved for a 36-month extended repayment schedule. For the cost report year ended 1998 and prior, the Company has an estimated payable of $4.0 million due within one year. The Medicare program has committed to the automatic approval of a 36-month extended repayment schedule for any Medicare-certified home health agency that submits such a request and has a payment due to Medicare as a result of IPS, subject to certain exceptions. There can be no assurance that the requested repayment schedule for the $1.7 million payable will be approved by Medicare.

16. UNAUDITED FINANCIAL INFORMATION:

The following table reflects the restatement of the Company's quarterly results of operations for 1999. During the fourth quarter of 1999, the Company reclassified program fees related to the NCFE line of credit from other general and administrative expenses to interest expense (in 000's):

                                                       Quarter Ended (Unaudited)

                          March 31, 1999               June 30, 1999           September 30, 1999
                     ------------------------    --------------------------  -------------------------   December 31,
                     As Reported   Restated      As Reported    Restated     As Reported   Restated         1999
                     ------------- ----------    ------------ -------------  ------------ ------------  -------------
Interest Expense      $   (580)     $   (777)     $ (1,147)     $ (1,916)     $ (1,187)     $ (2,562)     $ (3,625)

Other General and
Administrative
Expense               $ (7,522)     $ (7,325)     $(15,682)     $(14,913)     $(19,459)     $(18,084)     $(23,056)

17. SUBSEQUENT EVENT (UNAUDITED):

On March 27, 2000, the Company finalized the terms for the sale of its 20% interest in Park Place Surgery Center, LLC, an outpatient surgery center in Lafayette, Louisiana. The Company's interest is being repurchased by the physician investors of the center. The anticipated closing date is April 17, 2000 with the purchase price of $3,200,000 payable at the time of closing. In addition to the sale of its interest, the Company will also relinquish its rights under a long-term management agreement.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
2.21        -  Membership Interest Purchase Agreement by and among U.S. Orthopedics, Texas, L.L.C.,
               Amedisys Surgery Centers, L.C., Ambulatory Systems Development of Texas, Inc.,
               Ambulatory Systems Development Corporation, and U.S. Orthopedics, Inc.
27.1        -  Financial Data Schedule