Form 10-Q
period 2000-03-31
AMEDISYS INC
filed 2000-05-15
CIK 896262

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2000

 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________________ to ___________________


Commission file number: 0-24260
                       --------


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


         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock outstanding as of March 31, 2000: 3,202,846 shares

                                                       PART I.
                                                FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999 ....................      3

         Consolidated Statements of Operations for the Three Months Ended March 31, 2000 and 1999 ..      4

         Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999 ..      5

         Notes to Consolidated Financial Statements ................................................      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS .....     12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS ...............................     15



                                                       PART II.
                                                  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS .........................................................................     15

ITEM 2.  CHANGES IN SECURITIES .....................................................................     15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ...........................................................     15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......................................     15

ITEM 5.  OTHER INFORMATION .........................................................................     15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..........................................................     16

                        AMEDISYS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   as of March 31, 2000 and December 30, 1999
                      (Unaudited, Dollar Amounts in 000's)



                                                          MARCH 31, 2000     DECEMBER 31, 1999
                                                          --------------     -----------------
CURRENT ASSETS:
  Cash and Cash Equivalents                               $        1,267      $        1,425
  Accounts Receivable, Net of Allowance for Doubtful
     Accounts of $2,711 in March 2000 and $2,199 in
     December 1999                                                10,097              11,426
  Prepaid Expenses                                                   364                 319
  Inventory and Other Current Assets                                 561                 487
  Current Assets Held for Sale                                     1,060               1,182
                                                          --------------      --------------
      Total Current Assets                                        13,349              14,839

Property and Equipment, net                                        3,325               3,439
Other Assets, net                                                 19,377              19,544
Long-term Assets Held for Sale                                     4,071               4,262
                                                          --------------      --------------


      Total Assets                                        $       40,122      $       42,084
                                                          ==============      ==============

CURRENT LIABILITIES:

  Accounts Payable                                        $        4,973      $        4,739
  Accrued Expenses:
    Payroll and Payroll Taxes                                      6,971               6,240
    Insurance                                                        243                 660
    Income Taxes                                                     441                 437
    Other                                                          4,583               3,552
  Notes Payable                                                    2,379               4,917
  Long-term Debt Classified as Current                            15,792              15,461
  Notes Payable to Related Parties                                    10                  10
  Current Portion of Long-term Debt                                2,249               2,325
  Current Portion of Obligations under Capital Leases                490                 402
  Deferred Revenue                                                 2,119               2,119
  Current Liabilities Held for Sale                                  711                 806
                                                          --------------      --------------
        Total Current Liabilities                                 40,961              41,668

Long-term Debt                                                     2,876               2,206
Deferred Revenue                                                   5,473               6,003
Obligations under Capital Leases                                     154                 211
Other Long-term Liabilities                                          826                 826
Long-term Liabilities Held for Sale                                1,080               1,275
                                                          --------------      --------------
        Total Liabilities                                         51,370              52,189
                                                          --------------      --------------

Minority Interest                                                    156                  81
                                                          --------------      --------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock                                                         3                   3
  Preferred Stock (750,000 Shares)                                     1                   1
  Additional Paid-in Capital                                      12,277              12,203
  Treasury Stock (4,667 Shares of Common Stock)                      (25)                (25)
  Retained Earnings (Deficit)                                    (23,660)            (22,368)
                                                          --------------      --------------
      Total Stockholders' Equity (Deficit)                       (11,404)            (10,186)
                                                          --------------      --------------
        Total Liabilities and Stockholders' Equity        $       40,122      $       42,084
                                                          ==============      ==============


The accompanying notes are an integral part of these statements.

                         AMEDISYS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               for the three months ended March 31, 2000 and 1999
                      (Unaudited, Dollar Amounts in 000's)

                                                                              For the three months ended
                                                                        ------------------------------------
                                                                        MARCH 31, 2000        MARCH 31, 1999
                                                                                                (Restated)
Income:
  Service revenue                                                       $        23,418      $        25,057
  Cost of service revenue                                                        11,361               12,565
                                                                        ---------------      ---------------
    Gross margin                                                                 12,057               12,492

General and administrative expenses:
  Salaries and benefits                                                           7,864                7,801
  Other                                                                           5,009                5,870
                                                                        ---------------      ---------------
    Total general and administrative expenses                                    12,873               13,671

    Operating (loss)                                                               (816)              (1,179)

Other income and expense:
  Interest income                                                                    26                   19
  Interest expense                                                                 (621)                (645)
  Other income/(expense), net                                                        49                  114
                                                                        ---------------      ---------------
    Total other income and expense                                                 (546)                (512)

Net (loss) before discontinued operations                                        (1,362)              (1,878)

Income (loss) from discontinued operations, net of income taxes                      71                 (807)
                                                                        ---------------      ---------------

Net (loss)                                                              $        (1,292)     $        (2,498)
                                                                        ===============      ===============


Weighted average common shares outstanding                                        3,203                3,086

Basic (loss) per common share:
    Net (loss) before discontinued operations                           $         (0.42)     $         (0.61)

    Income (loss) from discontinued operations, net of income taxes                0.02                (0.20)
                                                                        ---------------      ---------------

Net (loss)                                                              $         (0.40)     $         (0.81)
                                                                        ===============      ===============




        The accompanying notes are an integral part of these statements.

                         AMEDISYS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the three months ended March 31, 2000 and 1999
                      (Unaudited, Dollar Amounts in 000's)

                                                                              For the three months ended
                                                                         ------------------------------------
                                                                         MARCH 31, 2000       MARCH 31, 1999
                                                                                               (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                                          $        (1,292)     $        (2,498)
     Adjustments to reconcile net (loss) to net cash provided (used)
        by operating activities:
        Depreciation and Amortization                                                642                  814
        Provision for bad debts                                                      587                  527
        Deferred revenue                                                            (530)                (530)
        (Gain) on disposal of Company assets                                          --                 (100)
        (Gain) on sale of Company operations                                          --                  (35)
        Minority interest                                                             --                   (7)
        Changes in assets and liabilities:
            Decrease in cash included in assets held for sale                        108                  185
            (Increase) decrease in accounts receivable                               746               (6,289)
            (Increase) in inventory and other current assets                        (110)                (141)
            (Increase) decrease in other assets                                     (225)                 119
            Increase (decrease) in accounts payable                                  277                  (20)
            Increase (decrease) in accrued expenses                                1,348                  (45)

                                                                         ---------------      ---------------
                Net cash provided (used) by operating activities                   1,551               (8,020)
                                                                         ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property, plant and equipment                              93                   --
     Purchase of property, plant and equipment                                       (38)                (115)
     Proceeds from sale of Company operations                                         --                  100
     Minority interest investment in subsidiary                                       76                   --

                                                                         ---------------      ---------------
                Net cash provided (used) by investing activities                     131                  (15)
                                                                         ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on line of credit agreements                                  (2,589)               9,957
     Proceeds from issuance of notes payable                                       1,000                  300
     Payments on notes payable and capital leases                                   (582)                (234)
     Deferred interest expense                                                       331                  304
     Decrease in notes receivable - related parties                                   --                   89

                                                                         ---------------      ---------------
                Net cash provided (used) by financing activities                  (1,840)              10,416
                                                                         ---------------      ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (158)               2,381

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   1,425                  387
                                                                         ---------------      ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $         1,267      $         2,768
                                                                         ===============      ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
        Interest                                                         $           325      $           112
                                                                         ===============      ===============

        Income taxes                                                     $            --      $            --
                                                                         ===============      ===============


        The accompanying notes are an integral part of these statements.

                         AMEDISYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       ORGANIZATION

         Amedisys, Inc., a Delaware corporation ("Amedisys" or "the Company"), is a leading multi-state provider of home health care nursing services. The Company operates 50 home care nursing offices, 3 ambulatory surgery centers, 4 home infusion therapy locations, and 2 corporate offices in the southern and southeastern United States.

         At March 31, 2000, the Company had negative working capital of $27,612,000 and a stockholders' equity deficit of $11,404,000. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced losses from operations thus far in 2000 and during 1999 and 1998. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amount or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The Company's strategy to offset ongoing negative cash flows from continuing operations includes divesting its non-core assets, including three ambulatory surgery centers (see Subsequent Events footnote) and four infusion therapy sites. The Company is currently in various stages of divesting these assets and anticipates, based on estimates of current market values for these assets and the purchase price of a transaction completed subsequent to March 31, 2000 (see Subsequent Events footnote), to generate in excess of $7.3 million cash (subject to the release of certain restrictions on indebtedness and dispositions of assets imposed under the note agreement executed between the Company and Columbia/HCA Healthcare Corporation ("Columbia/HCA")). For the 1999 divestitures, Columbia/HCA allowed sales to occur without requiring the net cash proceeds from the sales to be applied towards the note payable, however, there can be no assurances that it will do so in the future (see Long-term Debt Classified as Current footnote). If all applicable waivers and consents under the Columbia/HCA note agreement are obtained, the cash generated from the sales will be used to offset the operating cash deficits which are anticipated through the first three quarters of 2000. The Company believes that the implementation of the Prospective Payment System ("PPS") on October 1, 2000 will allow the Company to generate positive cash flow from operations beginning in the fourth quarter of 2000.

         In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position at March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the interim periods are not necessarily indicative of results of operations for the entire year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Form 10-K.

         Certain amounts previously reported in the 1999 interim unaudited financial statements have been reclassified as discontinued operations due to the implementation of a formal plan by the Company in the third quarter of 1999 to sell all of its interests in its outpatient surgery and infusion therapy divisions and the reclassification of program fees related to the National Century Financial Enterprises, Inc. ("NCFE") line of credit from other general and administrative expenses to interest expense to conform to the 2000 presentation.

2.       EARNINGS PER SHARE

         Basic net income (loss) per share of common stock is calculated by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is not presented as stock options and convertible securities outstanding (equivalent to 3,366,711 and 2,742,233 shares of common stock at March 31, 2000 and March 31, 1999, respectively) during the periods presented were not dilutive.

3.       MEDICARE REIMBURSEMENT REDUCTIONS AND RELATED RESTRUCTURING

         The Company derived approximately 92% of its revenues from continuing operations from the Medicare system for the quarter ended March 31, 2000. In 1997, Congress approved the Balanced Budget Act ("BBA"), which established an Interim Payment System ("IPS") that provided for the lowering of reimbursement limits for home health visits until PPS is implemented on October 1, 2000. For cost reporting periods beginning on or after October 1, 1997, Medicare reimbursed home health agencies' cost limits were determined as the lesser of
(i) their actual costs, (ii) per visit cost limits based on 105% of national median costs of freestanding home health agencies, or (iii) a per beneficiary limit determined for each specific agency based on whether the agency was an "old" or "new" provider. An old provider was defined as an agency which existed for a twelve month cost report period ending in Federal FY 1994. The Company currently has agencies that qualify as "old" providers and agencies that qualify as "new" providers under the new guidelines. An old provider per beneficiary limit is based on 75% of 98% of the 1994 agency cost adjusted for inflation, plus 25% of 98% of a regional average as determined by Health Care Financing Administration ("HCFA"). A new provider per beneficiary limit was based on a national average, as determined by HCFA, adjusted for regional labor costs. The schedule of per visit limits for cost reporting periods ended on or after October 1, 1997 was published by HCFA in January, 1998 and the schedule of per-beneficiary limits for cost reporting periods beginning on or after October 1, 1997 was published in March, 1998, by HCFA. The new IPS cost limits apply to the Company for the cost reporting periods beginning January 1, 1998 and will remain in effect until the implementation of PPS, on October 1, 2000.

           As a result of these reimbursement changes, a significant restructuring effort by the Company was completed during 1998, resulting in office reorganizations, consolidations, and closures as it transitioned to IPS. After the acquisition of certain home health care agencies from Columbia/HCA in November and December, 1998, a similar restructuring effort was implemented during 1999 in an overall effort to reduce costs and improve efficiencies, while maintaining the same high quality of patient care.

         In October 1999, HCFA issued proposed regulations for PPS which will be effective for all Medicare-certified home health agencies on October 1, 2000. The proposed regulations establish payments based on episodes of care. An episode is defined as a length of care up to sixty days with multiple continuous episodes allowed under the rule. A standard episode payment has been established at $2,037 per episode, to be adjusted by a case mix adjuster and the applicable geographic wage index. Episode payments will be made to providers regardless of the cost to provide care. Consequently, the Company expects that home health agencies will have the opportunity to become profitable under this system. However, there can be no assurances that Medicare reimbursement laws, rules and regulations will not be interpreted or modified in the future in a manner adverse to the Company's business and future plans. The final PPS regulations are expected to be released in July, 2000.

         As the home care industry faces continued changes in reimbursement structure, Amedisys is committed to improving and streamlining systems and taking appropriate actions to offset these changes, creating a company focused on offering low-cost, outcome driven care to patients in their homes.

4.       DISPOSITIONS

         On January 1, 1999, the Company sold all of the issued and outstanding stock of Amedisys Durable Medical Equipment, Inc. d/b/a Care Medical and Mobility ("ADME") to Ace Drug Medical Equipment, Inc. ("ACE"), a Texas corporation. ACE acquired substantially all of the assets and liabilities of ADME. The sales price was $672,385 of which $100,000 was paid at closing; $418,318 is payable pursuant to a two year note in eight quarterly payments of principal and interest. Total principal and interest payments due to the Company as of May 15, 2000 totaled $458,256. As of May 15, 2000, these payments had not been received by the Company. As a result, the Company has fully reserved for these past due payments as of December 31, 1999 and March 31, 2000. This disposition did not have a material effect on net revenues or income of the Company.

5.       DISCONTINUED OPERATIONS

         In August 1999, the Company adopted a formal plan to sell all of its interests in its outpatient surgery and infusion therapy divisions. The Company's strategic plan is to become a focused home health nursing company.

         Effective September 1, 1999, the Company, by an Asset Purchase Agreement, sold certain assets, subject to the assumption of certain liabilities, of its wholly-owned subsidiary, Amedisys Surgery Centers, LC ("ASC"), to United Surgical Partners International, Inc. ("USP"). The assets and liabilities sold related to two free-standing outpatient surgery centers operated by ASC, Amedisys Surgery Center of Pasadena and Amedisys Surgery Center of South Houston (the "Surgery Centers"). The assets of the Surgery Centers were acquired by two Texas Limited Partnerships organized by USP and its wholly-owned subsidiaries. The Company and its affiliates had no material relationship with USP prior to this transaction. In consideration for the assets of the Surgery Centers, ASC received $11,000,000, determined using a multiple of earnings before interest, taxes, depreciation, and amortization (EBITDA). At closing, $10,562,000 was paid immediately to the Company with a three-month $300,000 note receivable due in monthly installments of $100,000 plus interest at an effective interest rate of 10%. The Company has received payments of $205,000 on this note receivable and, as a result of the final sale adjustments, has offset the remaining balance against the gain recorded. In addition to cash considerations, USP agreed to pay off certain creditors of ASC for debts related to the Surgery Centers of $1,101,083. The Company recorded a pre-tax gain of $9,417,000 as a result of this transaction in the quarter ended September 30, 1999. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission ("SEC") on September 15, 1999 with regard to this transaction.

         Effective September 1, 1999, the Company sold 19.02 units of its 42 units (each unit represents a 1% interest) in East Houston Surgery Center, Ltd. and EHSC Management Company, LLC to thirteen physician investors for $180,000 cash. The Company recorded a pre-tax loss of $77,000 relating to the sale in the quarter ended September 30, 1999.

         Effective December 1, 1999, ASC, by a Membership Interest Purchase Agreement, sold all of its 67% membership interest in West Texas Ambulatory Surgery Center, LLC to U.S. Orthopedics Texas, LLC. ASC also assigned all of its rights under a certain management agreement to U.S. Orthopedics, Inc. At closing, ASC received $783,333 representing the purchase price for the membership interest and ASC's share of the assignment of the management agreement. ASC has agreed to a five-year non-compete covenant. The Company recorded a pre-tax gain of $324,000 as a result of this transaction in the quarter ended December 31, 1999.

         Summarized financial information for the discontinued operations is as follows (in 000's):

                                                       For the three months ended
                                                   -----------------------------------
                                                   March 31, 2000      March 31, 1999
                                                   ---------------     ---------------
Outpatient Surgery Division:

   Service Revenue                                 $           847     $         1,737

   Income (loss) from Discontinued
Operations before Provision for Income Taxes       $           394     $           (11)

   Income (loss)  from Discontinued Operations
Net of Income Taxes                                $           303     $            (7)

                                                       For the three months ended
                                                 ------------------------------------
                                                 March 31, 2000       March 31, 1999
                                                 ---------------      ---------------
Infusion Therapy Division:

   Service Revenue                               $         2,030      $         2,211

   (Loss)  from Discontinued
Operations before Provision for Income Taxes     $          (323)     $          (468)

   (Loss) from Discontinued
Operations  Net of Income Taxes                  $          (249)     $          (309)


Staffing Division:

   Service Revenue                               $            --      $            --

   (Loss) from Discontinued Operations
before Provision for Income Taxes                $            --      $          (225)

   (Loss) from Discontinued Operations
Net of Income Taxes                              $            --      $          (148)


Management Services Division:

   Service Revenue                               $            --      $            --

   (Loss)  from Discontinued
Operations before Provision for Income Taxes     $            --      $            (5)

   (Loss) from Discontinued
Operations  Net of Income Taxes                  $            --      $            (3)


Total Discontinued Operations:

   Service Revenue                               $         2,877      $         3,948

   Income (loss)  from Discontinued
Operations before Provision for Income Taxes     $            71      $          (708)

   Income (loss) from Discontinued
Operations  Net of Income Taxes                  $            54      $          (467)

         Included in the accompanying Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999 are the following assets and liabilities relating to the discontinued operations (in 000's):

                                   March 31, 2000     December 31, 1999
                                   ---------------    -----------------
Cash                               $           113     $           221

Accounts Receivable                            552                 555

Prepaid Expenses                                40                  41

Inventory                                      355                 365
                                   ---------------     ---------------

Current Assets Held for Sale       $         1,060     $         1,182
                                   ===============     ===============


Property                           $         1,476     $         1,711

Other Assets                                 1,787               1,813

Investments                                    808                 738
                                   ---------------     ---------------

Long-term Assets Held for Sale     $         4,071     $         4,262
                                   ===============     ===============

                                         March 31, 2000     December 31, 1999
                                         ---------------    -----------------
Accounts Payable                         $           113     $           138

Accrued Payroll                                       37                  44

Accrued Other                                         38                  38

Notes Payable                                        238                 288

Current Portion of Long-term Debt                    208                 209

Current Portion of Obligations Under
Capital Leases                                        77                  89
                                         ---------------     ---------------

Current Liabilities Held for Sale        $           711     $           806
                                         ===============     ===============


Long-term Debt                           $         1,072     $         1,252

Obligations under Capital Leases                       8                  23
                                         ---------------     ---------------

Long-term Liabilities Held for Sale      $         1,080     $         1,275
                                         ===============     ===============

6.       NOTES PAYABLE

         Notes payable consists primarily of an asset-based line of credit with availability, depending on collateral, of up to $25 million with NCFE and borrowings under a revolving bank line of credit of $750,000. The $25 million asset-based line of credit, which expires December 31, 2001, is collateralized by eligible accounts receivable of the home health care nursing division and as of March 31, 2000, had an outstanding balance of $2,379,000 and no amounts were available under the terms of the note. Eligible receivables are defined as receivables, exclusive of workers' compensation and self-pay, that are aged less than 181 days. The effective interest rate on this line of credit is 15.51% for the three months ended March 31, 2000.

         The revolving bank line of credit of $750,000 bears interest at 9.25%. At March 31, 2000, $237,776 was outstanding on the line of credit and no amounts were available. This line of credit has scheduled monthly principal payments of $25,000 plus accrued interest, with the balance due June 30, 2000. The line of credit is collateralized by eligible receivables in outpatient surgery and physician notes receivable. Eligible receivables are defined principally as accounts that are aged less than 90 days. Due to the anticipated divestiture of the outpatient surgery division, this line of credit is included in Current Liabilities Held for Sale in the Consolidated Balance Sheets.

7.       LONG-TERM DEBT CLASSIFIED AS CURRENT

         Long-term debt classified as current consists of a $14 million note plus accrued interest of $1.8 million payable to Columbia/HCA as a result of the acquisition of home health agencies consummated in November 1998. Effective September 30, 1999, the Company and Columbia/HCA signed an agreement to modify the terms of this note. Quarterly principal and accrued interest payments are due beginning April 30, 2001, with the balance of the note being due, subject to certain prepayment provisions in the agreement, on July 31, 2004. Under the loan modification agreement, the Company may be required to pre-pay certain amounts depending upon the Company having excess cash flows in the fiscal year, as defined in the agreement. These amounts, if due, are payable 45 days after the end of each fiscal year ending after October 1, 1999 and prior to July 30, 2004.

         The balance on this note is presented in the accompanying financial statements as long-term debt classified as current due to a material adverse effect clause in the note agreement, which provides Columbia/HCA the ability to require immediate payment of outstanding principal and accrued interest should the Company experience a material adverse change. A material adverse change includes, but is not limited to a material and adverse change in the Company's financial condition, business operations, or the value of the secured collateral. The agreement also restricts, amongst other things, the Company's ability, subject to certain exceptions, to incur additional indebtedness, to acquire other businesses, or to sell or transfer any of Company's property unless the net cash proceeds is applied to repay the outstanding principal and accrued interest on the note. Columbia/HCA has on previous occasions consented to the sale of certain assets of the Company without requiring the Company to apply the net cash proceeds from the sales toward the balance of the note. However, there is no assurance that

Columbia/HCA will grant its consent to any future acquisitions or dispositions and waive the requirement to apply the net cash proceeds of the sale to reduce the balance on the note.

8.       LONG-TERM DEBT

         Long-term debt consists primarily of a $2.4 million note payable to NPX, Inc., an affiliate of NCFE, a $1.3 million note payable to Merrill Lynch, a $1 million note payable to CareSouth Home Health Services, Inc. ("CareSouth"), $1 million in notes payable to individuals, and various other notes. The $1 million note payable to CareSouth, an affiliate of CPII, is a result of refinancing amounts due under the Agency Service Agreements executed by CareSouth and the Company's home health agencies for the provision of certain management services.

         The Company makes monthly principal and interest payments of $134,000 on the $2.4 million note to NPX, Inc., which is due December, 2001. The Company makes monthly principal and interest payments of $25,000 on the $1 million note to CareSouth which is due July, 2003. The notes payable to individuals of $1 million bear interest, payable monthly at 13%, with four equal monthly principal payments beginning in April, 2001. In connection with the issuance of the notes payable, 20,000 warrants were also issued (exercise price of $4.00 per share). These warrants have not been recorded in the financial statements as the value has been deemed by management to be immaterial, if any.

         The Company makes monthly principal and interest payments of $27,000 on the $1.3 million note to Merrill Lynch, which is secured by equipment located at the surgery centers and is due in April, 2002. Due to the anticipated divestiture of the outpatient surgery division, this note is included in Long-term Liabilities Held for Sale in the Consolidated Balance Sheets.

9.       AMOUNTS DUE TO AND DUE FROM MEDICARE

         The Company records Medicare revenues at the lower of actual costs, the per visit cost limit, or a per beneficiary cost limit on an individual provider basis. Ultimate reimbursement under the Medicare program is determined upon review of the annual cost reports. As of March 31, 2000, the Company estimates an aggregate payable to Medicare of $10.0 million, netted against accounts receivable, resulting from interim cash receipts in excess of expected reimbursement. Of this $10.0 million payable, $4.6 million is payable over a 36 month period, $4.7 million is payable over a 12 month period, and $0.7 million is expected to be approved for a 36 month extended repayment schedule. The Medicare program has committed to the automatic approval of a 36 month extended repayment schedule for any Medicare-certified home health agency which submits such a request and has a payment due to Medicare as a result of IPS, subject to certain exceptions. There can be no assurance that the requested repayment schedule for the $0.7 million payable will be approved by Medicare.

10.      SUBSEQUENT EVENTS

         On April 28, 2000, the Company, Park Place Surgery Center, LLC ("Park Place"), and the remaining Members of Park Place Surgery Center ("Physician Members") entered into an agreement for the purchase and sale of the Company's 20% membership interest in Park Place, an outpatient surgery center in Lafayette, Louisiana, to the Physician Members. The purchase price of $3,200,000 cash was paid to the Company at closing. The purchase price was determined based on an independent valuation analysis using the discounted economic income method. In addition to the purchase price, the Company will also participate, on a pro rata basis, in the final cash distribution of Park Place which will be made within thirty days after the closing. The Company and the Physician Members had no material relationship prior to the transaction, except by virtue of their membership interest in Park Place and that the Company and some Physician Members served on the Board of Directors of Park Place. At the closing, the management agreement existing between the Company and Park Place was also terminated. The Company filed a Current Report on Form 8-K with the SEC on May 11, 2000 with regard to this transaction.

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

GENERAL

         Amedisys, Inc. is a leading multi-state provider of home health care nursing services. The Company operates 50 home care nursing offices, 3 ambulatory surgery centers, 4 home infusion therapy locations, and 2 corporate offices in the southern and southeastern United States. In August 1999, the Company adopted a formal plan to sell all of its interests in its outpatient surgery and infusion therapy divisions. The Company's strategic plan is to become a focused home health nursing company. The Company plans to fully divest of these divisions during 2000.

RESULTS OF OPERATIONS

         Revenues. Net revenues decreased $1,639,000 or 7% for the three months ended March 31, 2000 as compared to the same period in 1999. This decrease was attributed to a decrease in visits of 12,673 or 3% from 332,157 in 1999 to 319,484 in 2000.

         Cost of Revenues. Cost of revenues decreased 10% for the three months ended March 31, 2000 as compared to the same period in 1999. This decrease is primarily attributed to a reduction in visit volume as noted above. As a percentage of net revenues, cost of revenues decreased to 49% from 50% for the three months ended March 31, 2000 and 1999, respectively.

         General and Administrative Expenses ("G&A"). General and administrative expenses decreased by 6% for the three months ended March 31, 2000 as compared to the same period in 1999. This decrease is primarily attributed to the restructuring efforts implemented during the latter part of 1999 following the acquisition of certain Columbia/HCA home health care agencies in the latter part of 1998.

         Operating (Loss). The Company had an operating loss of $816,000 for the three months ended March 31, 2000 as compared to an operating loss of $1,179,000 for the same period in 1999. The reduction in operating losses of $363,000 or 31% for the three month period ended March 31, 2000 is mainly attributed to the restructuring efforts implemented during the latter part of 1999 following the acquisition of certain Columbia/HCA home health care agencies in the latter part of 1998.

         Other Income and Expenses. Other income and expenses increased $34,000 from $512,000 for the three month period ended March 31, 1999 to $546,000 for the three month period ended March 31, 2000.

         Discontinued Operations. Income from discontinued operations, net of income taxes, is $71,000 for the three month period ended March 31, 2000 as compared to a loss of $807,000 for the three months ended March 31, 1999.

         Net Income/(Loss). The Company recorded a net (loss) of $1,292,000 for the three months ended March 31, 2000 compared with a net (loss) of $2,498,000 for the three months ended March 31, 1999.

FINANCIAL CONDITION

         The Company's principal capital requirements are for additional working capital to fund current cash requirements of the Company. The Company recorded operating losses thus far in 2000 and for the years ended December 31, 1999 and 1998 and has had negative cash flow from operations since then. The negative cash flow from operations is largely attributable to the changes in Medicare reimbursement which were effective January 1, 1998 for the Company. The Company has undertaken significant restructuring efforts to reduce operating costs, but expects to record a loss from operations through September, 2000 until the implementation of PPS. The operating losses and negative cash flow from operations have impacted the availability of the Company's current financing sources and have decreased the Company's overall liquidity position. The Company expects the negative cash flow from operations to continue on a short-term basis and has implemented a plan to divest all non-home health care nursing assets to generate cash to fund remaining obligations until the implementation of PPS (see below for certain restrictions on disposition of assets under the Columbia/HCA note agreement).

         Notes payable consists primarily of an asset-based line of credit with availability, depending on collateral, of up to $25 million with NCFE and borrowings under a revolving bank line of credit of $750,000. The $25 million asset-based line of credit, which expires December 31, 2001, is collateralized by eligible accounts receivable of the home health care nursing division and as of March 31, 2000, had an outstanding balance of $2,379,000 and no amounts were available under the terms of the note. Eligible receivables are defined as receivables, exclusive of workers' compensation and self-pay, that are aged less than 181 days. The effective interest rate on this line of credit is 15.51% for the three months ended March 31, 2000.

         The revolving bank line of credit of $750,000 bears interest at 9.25%. At March 31, 2000, $237,776 was outstanding on the line of credit and no amounts were available. This line of credit has scheduled monthly principal payments of $25,000 plus accrued interest, with the balance due June 30, 2000. The line of credit is collateralized by eligible receivables in outpatient surgery and physician notes receivable. Eligible receivables are defined principally as accounts that are aged less than 90 days. Due to the anticipated divestiture of the outpatient surgery division, this line of credit is included in Current Liabilities Held for Sale in the Consolidated Balance Sheets.

         Long-term debt classified as current consists of a $14 million note plus accrued interest of $1.8 million payable to Columbia/HCA as a result of the acquisition of home health agencies consummated in November 1998. Effective September 30, 1999, the Company and Columbia/HCA signed an agreement to modify the terms of this note. Quarterly principal and accrued interest payments are due beginning April 30, 2001, with the balance of the note being due, subject to certain prepayment provisions in the agreement, on July 31, 2004. Under the loan modification agreement, the Company may be required to pre-pay certain amounts depending upon the Company having excess cash flows in the fiscal year, as defined in the agreement. These amounts, if due, are payable 45 days after the end of each fiscal year ending after October 1, 1999 and prior to July 30, 2004.

         The balance on this note is presented in the accompanying financial statements as long-term debt classified as current due to a material adverse effect clause in the note agreement, which provides Columbia/HCA the ability to require immediate payment of outstanding principal and accrued interest should the Company experience a material adverse change. A material adverse change includes, but is not limited to a material and adverse change in the Company's financial condition, business operations, or the value of the secured collateral. The agreement also restricts, amongst other things, the Company's ability, subject to certain exceptions, to incur additional indebtedness, to acquire other businesses, or to sell or transfer any of Company's property unless the net cash proceeds is applied to repay the outstanding principal and accrued interest on the note. Columbia/HCA has on previous occasions consented to the sale of certain assets of the Company without requiring the Company to apply the net cash proceeds from the sales towards the balance of the note. However, there is no assurance that Columbia/HCA will grant its consent to any future acquisitions or dispositions and waive the requirement to apply the net cash proceeds of the sale to reduce the balance on the note.

         Long-term debt consists primarily of a $2.4 million note payable to NPX, Inc., an affiliate of NCFE, a $1.3 million note payable to Merrill Lynch, a $1 million note payable to CareSouth, $1 million in notes payable to individuals, and various other notes. The $1 million note payable to CareSouth, an affiliate of CPII, is a result of refinancing amounts due under the Agency Service Agreements executed by CareSouth and the Company's home health agencies for the provision of certain management services.

         The Company makes monthly principal and interest payments of $134,000 on the $2.4 million note to NPX, Inc., which is due December, 2001. The Company makes monthly principal and interest payments of $25,000 on the $1 million note to CareSouth which is due July, 2003. The notes payable to individuals of $1 million bear interest, payable monthly at 13%, with four equal monthly principal payments beginning in April, 2001. In connection with the issuance of the notes payable, 20,000 warrants were also issued (exercise price of $4.00 per share). These warrants have not been recorded in the financial statements as the value has been deemed by management to be immaterial, if any.

         The Company makes monthly principal and interest payments of $27,000 on the $1.3 million note to Merrill Lynch, which is secured by equipment located at the surgery centers and is due in April, 2002. Due to the anticipated divestiture of the outpatient surgery division, this note is included in Long-term Liabilities Held for Sale in the Consolidated Balance Sheets.

         The Company records Medicare revenues at the lower of actual costs, the per visit cost limit, or a per beneficiary cost limit on an individual provider basis. Ultimate reimbursement under the Medicare program is determined upon review of the annual cost reports. As of March 31, 2000, the Company estimates an aggregate payable to Medicare of $10.0 million, netted against accounts receivable, resulting from interim cash receipts in excess of expected reimbursement. Of this $10.0 million payable, $4.6 million is payable over a 36 month period, $4.7 million is payable over a 12 month period, and $0.7 million is expected to be approved for a 36 month extended repayment schedule. The Medicare program has committed to the automatic approval of a 36 month extended repayment schedule for any Medicare-certified home health agency which submits such a request and has a payment due to Medicare as a result of IPS, subject to certain exceptions. There can be no assurance that the requested repayment schedule for the $0.7 million payable will be approved by Medicare.

         The Company's operating activities provided $1,551,000 in cash during the three month period ended March 31, 2000, whereas such activities used $8,020,000 in cash during the same period in 1999. Cash provided by operating activities for 2000 is attributed to an increase in accrued expenses of $1,348,000, a decrease in net accounts receivable of $746,000, depreciation and amortization expense of $642,000 and provision for bad debts of $587,000 offset by a net loss of $1,292,000 and a decrease in deferred revenue of $530,000.

         The Company's investing activities provided $131,000 for the three month period ended March 31, 2000, whereas investing activities used $15,000 for the three month period ended March 31, 1999. Cash provided by investing activities in 2000 is attributed to proceeds from the sale of property, plant and equipment of $93,000 and an increase in minority interest in subsidiary of $76,000 offset by purchases of property, plant and equipment of $38,000.

         Financing activities used cash during the three month period ended March 31, 2000 of $1,840,000, whereas such activities provided $10,416,000 during the same period in 1999. Cash used by financing activities in 2000 is attributable to net borrowings on line of credit agreements of $2,589,000 and payments on notes payable and capital leases of $582,000 offset by proceeds from issuance of notes payable of $1,000,000.

         At March 31, 2000, the Company had negative working capital of $27,612,000 and a stockholders' equity deficit of $11,404,000. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced losses from operations thus far in 2000 and during 1999 and 1998. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amount or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The Company's strategy to offset ongoing negative cash flows from continuing operations includes divesting its non-core assets, including three ambulatory surgery centers (see Subsequent Events footnote) and four infusion therapy sites. The Company is currently in various stages of divesting these assets and anticipates, based on estimates of current market values for these assets and the purchase price of a transaction completed subsequent to March 31, 2000 (see Subsequent Events footnote), to generate in excess of $7.3 million cash (subject to the release of certain restrictions on indebtedness and dispositions of assets imposed under the note agreement executed between the Company and Columbia/HCA). For the 1999 divestitures, Columbia/HCA allowed sales to occur without requiring the net cash proceeds from the sales to be applied towards the note payable, however, there can be no assurances that it will do so in the future (see Long-term Debt Classified as Current footnote). If all applicable waivers and consents under the Columbia/HCA note agreement are obtained, the cash generated from the sales will be used to offset the operating cash deficits which are anticipated through the first three quarters of 2000. The Company believes that the implementation of PPS on October 1, 2000 will allow the Company to generate positive cash flow from operations beginning in the fourth quarter of 2000.

         The Company does not believe that inflation has had a material effect on its results of operations for the three months ended March 31, 2000.

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

PART II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No material developments have occurred on the legal proceedings last reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         The Annual Meeting of Stockholders of the Company will be held at the Amedisys corporate offices located at 3029 South Sherwood Forest Boulevard, Suite 300, Baton Rouge, Louisiana at 4:00 p.m., central daylight time, on Thursday, June 22, 2000. On May 1, 2000, the Company filed a Proxy Statement with the SEC pursuant to Section 14(a) of the Securities Exchange Act of 1934 with regard to this matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

Exhibit
   No.              Identification of Exhibit
---------           -------------------------
2.1(1)   -          Acquisition Agreement dated December 20, 1993 between the Company and M & N Capital Corp.

2.2(3)   -          Plan of Merger dated August 3, 1994 between M & N Capital Corp. and the Company

2.3(4)   -          Certificate of Merger dated August 3, 1994 between M & N Capital Corp. and the Company

2.4(7)   -          Acquisition Agreement dated August 1,1997 between the Company and Allgood Medical Services, Inc.

2.5(7)   -          Exchange Agreement dated January 1, 1998 between the Company and Alliance Home Health, Inc. and
                    University Capital Corp. dated December 10, 1997

2.6(7)   -          Stock Purchase Agreement by and among Amedisys, Alternate-Site Infusion Therapy Services, Inc., PRN,
                    Inc. d/b/a Home IV Therapy, Joseph W. Stephens, and Terry I. Stevens dated February 23, 1998

2.7(7)   -          Agreement to Purchase by and between Amedisys, Alternate-Site Infusion Therapy Services, Inc. and
                    Precision Health Systems, LLC dated February 27, 1998

2.8(7)   -          Promissory note in the amount of $250,000 to Precision Health Solutions, LLC in connection with the purchase of the company

2.9(7)   -          Stock Purchase Agreement by and among Amedisys Alternate-Site Infusion Therapy Services, Inc., Infusion
                    Care Solutions, Inc. and Daniel D. Brown dated February 27,1998

2.10(7)  -          Promissory note in the amount of $125,000 to Daniel D. Brown in connection with the purchase of the company

2.11(8)  -          Stock Purchase Agreement by and among Amedisys Specialized Medical Services, Inc., Quality Home Health
                    Care, Inc., Frances Unger, and James Unger dated May 1, 1998

2.12(8)  -          Asset Purchase Agreement by and among Amedisys Specialized Medical Services, Inc., and Precision Home
                    Health Care, Inc. dated May 1, 1998

2.13(8)  -          Promissory note in the amount of $800,000 to Precision Home Health Care, Inc. in connection with the purchase of the company

2.14(8)  -          Promissory note in the amount of $400,000 to Precision Home Health Care, Inc. in connection with the purchase of the company

2.15(9)  -          Asset Purchase Agreement among Nursefinders, Inc., Amedisys Staffing Services, Inc., Amedisys Nursing
                    Services, Inc., and Amedisys Home Health, Inc. and Amedisys, Inc.

2.16(10) -          Asset Purchase Agreement by and between CPII Acquisition Corp. and Amedisys, Inc.

2.17(10) -          Asset Purchase Agreement by and between Columbia/HCA Healthcare Corporation and Amedisys, Inc.

2.18(13) -          Asset Purchase Agreement among Amedisys Surgery Centers, LC and Permian Surgical Care Center, Inc.
                    d/b/a Tanglewood Surgery Center

2.19(15) -          Asset Purchase Agreement among Amedisys, Inc., Amedisys Surgery Centers, LC and United Surgical
                    Partners International, Inc.

2.20(15) -          Promissory Note from United Surgical Partners International, Inc.

2.21(17) -          Membership Interest Purchase Agreement by and among U.S. Orthopedics, Texas, LLC, Amedisys Surgery
                    Centers, LC, Ambulatory Systems Development of Texas, Inc., Ambulatory Systems Development Corporation,
                    and U.S. Orthopedics, Inc.

2.22(18) -          Agreement for Purchase and Sale of LLC Membership Interest among Amedisys, Inc., Park Place Surgery
                    Center, LLC, and the Members of Park Place Surgery Center, LLC

3.1(4)   -          Certificate of Incorporation

3.2(4)   -          Bylaws

4.1(4)   -          Certificate of Designation for the Series A Preferred Stock

4.2(7)   -          Common Stock Specimen

4.3(7)   -          Preferred Stock Specimen

4.4(7)   -          Form of Placement Agent's Warrant Agreement

4.5(14)  -          Series A Preferred Stock Conversion Agreement Specimen

4.6(14)  -          Certificate of Amendment of Certificate of Designation Specimen

5.1(7)   -          Opinion Regarding Legality

10.1(4)  -          Master Note with Union Planter's Bank of Louisiana

10.2(4)  -          Merrill Lynch Term Working Capital Management Account

10.3(5)  -          Promissory Note with Deposit Guaranty National Bank

10.4(7)  -          Amended and Restated Stock Option Plan

10.5(7)  -          Registration Rights Agreement

10.6(11) -          Master Corporate Guaranty of Service Agreements between CareSouth Home Health Services, Inc. and
                    Amedisys, Inc. dated November 2, 1998

10.7(16) -          Loan Modification Agreement by and between Amedisys, Inc. and Columbia/HCA Healthcare Corporation

18.1(12) -          Letter regarding Change in Accounting Principles...

21.1(7)  -          List of Subsidiaries

23.1(7)  -          Consent of Counsel (contained in Exhibit 5.1)

23.2(7)  -          Consents of Arthur Andersen, LLP and Hannis T. Bourgeois & Co., LLP, Independent Public Accountants

27.1(19) -          Financial Data Schedule

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

(17) Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999.

(18) Previously filed as an exhibit to the Current Report on Form 8-K dated May 11, 2000.

(19) Filed herewith.

     (b) Report on Form 8-K

     None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

         AMEDISYS, INC.


         By: /s/ John M. Joffrion
            ---------------------------------------
         John M. Joffrion
         Senior Vice President of Finance
         Principal Accounting and Financial Officer

DATE: May 15, 2000

                                 EXHIBIT INDEX


Exhibit
   No.              Identification of Exhibit
---------           -------------------------
2.1(1)   -          Acquisition Agreement dated December 20, 1993 between the Company and M & N Capital Corp.

2.2(3)   -          Plan of Merger dated August 3, 1994 between M & N Capital Corp. and the Company

2.3(4)   -          Certificate of Merger dated August 3, 1994 between M & N Capital Corp. and the Company

2.4(7)   -          Acquisition Agreement dated August 1,1997 between the Company and Allgood Medical Services, Inc.

2.5(7)   -          Exchange Agreement dated January 1, 1998 between the Company and Alliance Home Health, Inc. and
                    University Capital Corp. dated December 10, 1997

2.6(7)   -          Stock Purchase Agreement by and among Amedisys, Alternate-Site Infusion Therapy Services, Inc., PRN,
                    Inc. d/b/a Home IV Therapy, Joseph W. Stephens, and Terry I. Stevens dated February 23, 1998

2.7(7)   -          Agreement to Purchase by and between Amedisys, Alternate-Site Infusion Therapy Services, Inc. and
                    Precision Health Systems, LLC dated February 27, 1998

2.8(7)   -          Promissory note in the amount of $250,000 to Precision Health Solutions, LLC in connection with the purchase of the company

2.9(7)   -          Stock Purchase Agreement by and among Amedisys Alternate-Site Infusion Therapy Services, Inc., Infusion
                    Care Solutions, Inc. and Daniel D. Brown dated February 27,1998

2.10(7)  -          Promissory note in the amount of $125,000 to Daniel D. Brown in connection with the purchase of the company

2.11(8)  -          Stock Purchase Agreement by and among Amedisys Specialized Medical Services, Inc., Quality Home Health
                    Care, Inc., Frances Unger, and James Unger dated May 1, 1998

2.12(8)  -          Asset Purchase Agreement by and among Amedisys Specialized Medical Services, Inc., and Precision Home
                    Health Care, Inc. dated May 1, 1998

2.13(8)  -          Promissory note in the amount of $800,000 to Precision Home Health Care, Inc. in connection with the purchase of the company

2.14(8)  -          Promissory note in the amount of $400,000 to Precision Home Health Care, Inc. in connection with the purchase of the company

2.15(9)  -          Asset Purchase Agreement among Nursefinders, Inc., Amedisys Staffing Services, Inc., Amedisys Nursing
                    Services, Inc., and Amedisys Home Health, Inc. and Amedisys, Inc.

2.16(10) -          Asset Purchase Agreement by and between CPII Acquisition Corp. and Amedisys, Inc.

2.17(10) -          Asset Purchase Agreement by and between Columbia/HCA Healthcare Corporation and Amedisys, Inc.

2.18(13) -          Asset Purchase Agreement among Amedisys Surgery Centers, LC and Permian Surgical Care Center, Inc.
                    d/b/a Tanglewood Surgery Center

2.19(15) -          Asset Purchase Agreement among Amedisys, Inc., Amedisys Surgery Centers, LC and United Surgical
                    Partners International, Inc.

2.20(15) -          Promissory Note from United Surgical Partners International, Inc.

2.21(17) -          Membership Interest Purchase Agreement by and among U.S. Orthopedics, Texas, LLC, Amedisys Surgery
                    Centers, LC, Ambulatory Systems Development of Texas, Inc., Ambulatory Systems Development Corporation,
                    and U.S. Orthopedics, Inc.

2.22(18) -          Agreement for Purchase and Sale of LLC Membership Interest among Amedisys, Inc., Park Place Surgery
                    Center, LLC, and the Members of Park Place Surgery Center, LLC

3.1(4)   -          Certificate of Incorporation

3.2(4)   -          Bylaws

4.1(4)   -          Certificate of Designation for the Series A Preferred Stock

4.2(7)   -          Common Stock Specimen

4.3(7)   -          Preferred Stock Specimen

4.4(7)   -          Form of Placement Agent's Warrant Agreement

4.5(14)  -          Series A Preferred Stock Conversion Agreement Specimen

4.6(14)  -          Certificate of Amendment of Certificate of Designation Specimen

5.1(7)   -          Opinion Regarding Legality

10.1(4)  -          Master Note with Union Planter's Bank of Louisiana

10.2(4)  -          Merrill Lynch Term Working Capital Management Account

10.3(5)  -          Promissory Note with Deposit Guaranty National Bank

10.4(7)  -          Amended and Restated Stock Option Plan

10.5(7)  -          Registration Rights Agreement

10.6(11) -          Master Corporate Guaranty of Service Agreements between CareSouth Home Health Services, Inc. and
                    Amedisys, Inc. dated November 2, 1998

10.7(16) -          Loan Modification Agreement by and between Amedisys, Inc. and Columbia/HCA Healthcare Corporation

18.1(12) -          Letter regarding Change in Accounting Principles...

21.1(7)  -          List of Subsidiaries

23.1(7)  -          Consent of Counsel (contained in Exhibit 5.1)

23.2(7)  -          Consents of Arthur Andersen, LLP and Hannis T. Bourgeois & Co., LLP, Independent Public Accountants

27.1(19) -          Financial Data Schedule

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

(17) Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999.

(18) Previously filed as an exhibit to the Current Report on Form 8-K dated May 11, 2000.

(19) Filed herewith.