Form 10-Q
period 2000-06-30
AMEDISYS INC
filed 2000-08-21
CIK 896262

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
--------------------------------------------------------------------------------



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                       ----------------  -----------------

Commission file number: 0-24260

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

               11100 Mead Road, Suite 300, Baton Rouge, LA 70816
               -------------------------------------------------
           (Address of principal executive offices including zip code)



                                 (225) 292-2031
                                 --------------
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock outstanding as of June 30, 2000: 4,662,156 shares

                                                   PART I.
                                            FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999............................  3

         Consolidated Statements of Operations for the Three and Six Months Ended
         June 30, 2000 and 1999...........................................................................  4

         Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999............  5

         Notes to Consolidated Financial Statements.......................................................  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............ 12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS...................................... 14



                                                  PART II.
                                              OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS................................................................................ 15

ITEM 2.  CHANGES IN SECURITIES............................................................................ 15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................................................. 15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................. 15

ITEM 5.  OTHER INFORMATION................................................................................ 16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................................. 16

                         AMEDISYS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    as of June 30, 2000 and December 31, 1999
                      (Unaudited, Dollar Amounts in 000's)



                                                             June 30, 2000  December 31, 1999
CURRENT ASSETS:
  Cash and Cash Equivalents                                  $      4,781     $      1,425
  Accounts Receivable, Net of Allowance for Doubtful
     Accounts of $2,946 in June 2000 and $2,199 in
     December 1999                                                 12,154           13,944
  Prepaid Expenses                                                    335              319
  Inventory and Other Current Assets                                  712              487
  Current Assets Held for Sale                                      1,008            1,182
                                                             ------------     ------------
      Total Current Assets                                         18,990           17,357

Property and Equipment, net                                         3,119            3,439
Other Assets, net                                                  18,768           19,544
Long-term Assets Held for Sale                                      1,429            4,262
                                                             ------------     ------------


      Total Assets                                           $     42,306     $     44,602
                                                             ============     ============

CURRENT LIABILITIES:

  Accounts Payable                                           $      4,281     $      4,739
  Accrued Expenses:
    Payroll and Payroll Taxes                                       6,089            6,240
    Insurance                                                          --              660
    Income Taxes                                                      597              437
    Other                                                           4,649            3,552
  Notes Payable                                                     2,984            4,917
  Long-term Debt Classified as Current                                 --           15,461
  Notes Payable to Related Parties                                     10               10
  Current Portion of Long-term Debt                                 3,319            2,325
  Current Portion of Obligations under Capital Leases                 476              402
  Deferred Revenue                                                  2,119            2,119
  Current Liabilities Held for Sale                                   364              806
                                                             ------------     ------------
        Total Current Liabilities                                  24.888           41,668

Long-term Debt                                                     17,108            2,206
Long-term Medicare Liabilities                                      4,817            2,518
Deferred Revenue                                                    4,943            6,003
Obligations under Capital Leases                                       78              211
Other Long-term Liabilities                                           826              826
Long-term Liabilities Held for Sale                                 1,239            1,275
                                                             ------------     ------------
        Total Liabilities                                          53,899           54,707
                                                             ------------     ------------

Minority Interest                                                     231               81
                                                             ------------     ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock                                                          5                3
  Preferred Stock (510,000 Shares)                                      1                1
  Additional Paid-in Capital                                       13,189           12,203
  Treasury Stock (4,667 Shares of Common Stock)                       (25)             (25)
  Retained Earnings (Deficit)                                     (24,994)         (22,368)
                                                             ------------     ------------
      Total Stockholders' Equity (Deficit)                        (11,824)         (10,186)
                                                             ------------     ------------
        Total Liabilities and Stockholders' Equity           $     42,306     $     44,602
                                                             ============     ============


        The accompanying notes are an integral part of these statements.

                         AMEDISYS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            for the three and six months ended June 30, 2000 and 1999
                      (Unaudited, Dollar Amounts in 000's)


                                                       FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                     ------------------------------    ------------------------------
                                                     June 30, 2000    June 30, 1999    June 30, 2000    June 30, 1999
                                                                       (Restated)                         (Restated)
Income:
  Service revenue                                    $      23,271    $      24,642    $      46,688    $      49,698
  Cost of service revenue                                   10,852           11,537           22,214           24,102
                                                     -------------    -------------    -------------    -------------
    Gross margin                                            12,419           13,105           24,474           25,596

General and administrative expenses:
  Salaries and benefits                                      7,962            7,841           15,826           15,641
  Other                                                      5,278            6,099           10,286           11,966
                                                     -------------    -------------    -------------    -------------
    Total general and administrative expenses               13,240           13,940           26,112           27,607

    Operating (loss)                                          (821)            (835)          (1,638)          (2,011)

Other income and expense:
  Interest income                                               61               23               87               41
  Interest expense                                            (646)          (1,015)          (1,268)          (1,660)
  Other income, net                                             34              383               84              565
                                                     -------------    -------------    -------------    -------------
    Total other income and expense                            (551)            (609)          (1,097)          (1,054)

Net (loss) before discontinued operations                   (1,372)          (1,444)          (2,735)          (3,065)

Discontinued operations:
(Loss) from discontinued operations,
     net of income taxes                                    (2,471)             (11)          (2,400)            (888)
Gain on sale of discontinued operations,
     net of income taxes                                     2,509               --            2,509               --
                                                     -------------    -------------    -------------    -------------
   Total discontinued operations                                38              (11)             109             (888)

Net (loss)                                           $      (1,334)   $      (1,455)   $      (2,626)   $      (3,953)
                                                     =============    =============    =============    =============


Weighted average common shares outstanding                   3,852            3,117            3,526            3,075

Basic (loss) per common share:
    Net (loss) before discontinued operations        $       (0.36)   $       (0.46)   $       (0.78)   $       (1.00)
    (Loss) from discontinued
         operations, net of income taxes                     (0.64)           (0.01)           (0.67)           (0.29)
    Gain on sale of discontinued operations,
         net of income taxes                                  0.65               --             0.71               --
                                                     -------------    -------------    -------------    -------------

Net (loss)                                           $       (0.35)   $       (0.47)   $       (0.74)   $       (1.29)
                                                     =============    =============    =============    =============



        The accompanying notes are an integral part of these statements.

                         AMEDISYS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the six months ended June 30, 2000 and 1999
                      (Unaudited, Dollar Amounts in 000's)

                                                                               For the six months ended
                                                                            ------------------------------
                                                                            June 30, 2000    June 30, 1999
                                                                                              (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                                             $      (2,626)   $      (3,953)
     Adjustments to reconcile net (loss) to net cash provided (used)
        by operating activities:
            Depreciation and Amortization                                           1,469            1,537
            Provision for bad debts                                                 1,398              919
            Deferred revenue                                                        1,771               --
            (Gain) on disposal of Company assets                                       --             (342)
            (Gain) loss on sale of Company operations                              (2,665)             249
            Impairment of goodwill                                                 (1,060)          (1,059)
            Minority interest                                                          --                4
            Changes in assets and liabilities:
                Decrease in cash included in assets held for sale                      85              185
                (Increase) decrease in accounts receivable                            466          (18,014)
                (Increase) in inventory and other current assets                     (214)            (597)
                (Increase) decrease in other assets                                   189              (74)
                Increase (decrease) in accounts payable                              (512)           1,914
                Increase (decrease) in accrued expenses                             1,322           (1,555)

                                                                            -------------    -------------
                Net cash (used) by operating activities                              (377)         (20,786)
                                                                            -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property, plant and equipment                              107               24
     Purchase of property, plant and equipment                                        (38)            (176)
     Proceeds from sale of Company operations                                       3,200              457
     Minority interest investment in subsidiary                                       150               --

                                                                            -------------    -------------
                Net cash provided by investing activities                           3,419              305
                                                                            -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on line of credit agreements                                   (2,058)          17,145
     Proceeds from issuance of notes payable                                        1,000              300
     Payments on notes payable and capital leases                                  (1,596)            (513)
     Increase in long-term Medicare liabilities                                     2,299            2,518
     Deferred interest expense                                                        669              615
     Decrease in notes receivable - related parties                                    --               89

                                                                            -------------    -------------
                Net cash provided by financing activities                             314           20,154
                                                                            -------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                3,356             (327)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    1,425              387
                                                                            -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $       4,781    $          60
                                                                            =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
        Interest                                                            $         673    $         426
                                                                            =============    =============

        Income taxes                                                        $          --    $         151
                                                                            =============    =============


        The accompanying notes are an integral part of these statements.

                         AMEDISYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION

         Amedisys, Inc., a Delaware corporation ("Amedisys" or "the Company"), is a leading multi-state provider of home health care nursing services. The Company operates 50 home care nursing offices, 2 ambulatory surgery centers, 3 home infusion therapy locations (see Subsequent Events footnote), and 1 corporate office in the southern and southeastern United States.

         In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's financial position at June 30, 2000, the results of operations for the three and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the interim periods are not necessarily indicative of results of operations for the entire year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Form 10-K.

         Certain amounts previously reported in the 1999 interim unaudited financial statements have been reclassified as discontinued operations due to the implementation of a formal plan by the Company in the third quarter of 1999 to sell all of its interests in its outpatient surgery and infusion therapy divisions. In addition, the Company has reclassified program fees related to the National Century Financial Enterprises, Inc. ("NCFE") line of credit from other general and administrative expenses, as previously reported, to interest expense to conform with the 1999 Form 10-K presentation.

2.       EARNINGS PER SHARE

         Basic net income (loss) per share of common stock is calculated by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is not presented as stock options, stock warrants and convertible securities outstanding (equivalent to 2,471,602 and 3,581,934 shares of common stock at June 30, 2000 and 1999, respectively) during the periods presented were not dilutive.

3.       MEDICARE REIMBURSEMENT REDUCTIONS AND RELATED RESTRUCTURING

         The Company derived approximately 91% of its revenues from continuing operations from the Medicare system for the six months ended June 30, 2000. In 1997, Congress approved the Balanced Budget Act ("BBA"), which established an Interim Payment System ("IPS") that provided for the lowering of reimbursement limits for home health visits until the Prospective Payment System ("PPS") is implemented on October 1, 2000. For cost reporting periods beginning on or after October 1, 1997, Medicare reimbursed home health agencies' cost limits were determined as the lesser of (i) their actual costs, (ii) per visit cost limits based on 105% of national median costs of freestanding home health agencies, or
(iii) a per beneficiary limit determined for each specific agency based on whether the agency was an "old" or "new" provider. An old provider was defined as an agency which existed for a twelve month cost report period ending in Federal FY 1994. The Company currently has agencies that qualify as "old" providers and agencies that qualify as "new" providers under the guidelines. An old provider per beneficiary limit is based on 75% of 98% of the 1994 agency cost adjusted for inflation, plus 25% of 98% of a regional average as determined by Health Care Financing Administration ("HCFA"). A new provider per beneficiary limit was based on a national average, as determined by HCFA, adjusted for regional labor costs. The schedule of per visit limits for cost reporting periods ended on or after October 1, 1997 was published by HCFA in January, 1998 and the schedule of per-beneficiary limits for cost reporting periods beginning on or after October 1, 1997 was published in March, 1998, by HCFA. The new IPS cost limits apply to the Company for the cost reporting periods beginning January 1, 1998 and will remain in effect until the implementation of PPS, on October 1, 2000.

         As a result of these reimbursement changes, a significant restructuring effort by the Company was completed during 1998, resulting in office reorganizations, consolidations, and closures as it transitioned to IPS. After the acquisition of certain home health care agencies from Columbia/HCA Healthcare Corporation ("Columbia/HCA") in November and December, 1998, a similar restructuring effort was implemented during 1999 and 2000 in an overall effort to reduce costs and improve efficiencies, while maintaining the same high quality of patient care.

         In October 1999, HCFA issued proposed regulations for PPS. On June 28, 2000, HCFA issued the final rules for PPS which will be effective for all Medicare-certified home health agencies on October 1, 2000. The final regulations establish payments based on episodes of care. An episode is defined as a length of care up to sixty days with multiple continuous episodes allowed under the rule. The services covered by the episode payment include all disciplines of care in addition to medical supplies within the scope of the home health benefit. A standard episode payment has been established at $2,115 per episode for fiscal year 2001, to be adjusted by a case mix adjuster consisting of eighty (80) home health resource groups ("HHRG") and the applicable geographic wage index. The standard episode payment may be subject to further individual adjustments due to low utilization, intervening events and other factors. Providers are allowed to make a request for anticipated payment at the start of care equal to 60% of the expected payment for the initial episode and 50% for each subsequent episode. The remaining balance due to the provider will be paid following the submission of the final claim at the end of the episode. In contrast to the cost-based reimbursement system currently in place whereby providers' reimbursement is limited, among other things, to their actual costs, episode payments will be made to providers regardless of the cost to provide care, except with certain outlier provisions. As a result, the Company expects that home health agencies will have the opportunity to be profitable under this system; however, there can be no assurance to what degree the Company will be profitable or that Medicare reimbursement laws, rules and regulations will not be interpreted or modified through future legislation in a manner adverse to the Company's business and future plans.

4.       DISCONTINUED OPERATIONS

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

         Effective September 1, 1999, the Company sold 19.02 units of its 42 units (each unit represented a 1% interest) in East Houston Surgery Center, Ltd. and EHSC Management Company, LLC to thirteen physician investors for $180,000 cash. The Company recorded a pre-tax loss of $77,000 relating to the sale in the quarter ended September 30, 1999.

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

         On April 28, 2000, the Company, Park Place Surgery Center, LLC ("Park Place"), and the remaining Members of Park Place Surgery Center ("Physician Members") entered into an agreement for the purchase and sale of the Company's 20% membership interest in Park Place, an outpatient surgery center in Lafayette, Louisiana, to the Physician Members. The purchase price of $3,200,000 cash was paid to the Company at closing. The purchase price was determined based on an independent valuation analysis using the discounted economic income method. The Company received a final partnership distribution of $165,000 in May, 2000. The Company and the Physician Members had no material relationship prior to the transaction, except by virtue of their membership interest in Park Place and that the Company and some Physician Members served on the Board of Directors of Park Place. At the closing, the management agreement existing between the Company and Park Place was also terminated. The Company recorded a pre-tax gain of $2,665,000 as a result of this transaction in the quarter ended June 30, 2000. The Company filed a Current Report on Form 8-K with the SEC on May 11, 2000 with regard to this transaction.

         In May 2000, the Company decided, after a thorough evaluation of historical financial results and available divestiture opportunities, to close one infusion therapy location. In connection with this closure, the Company recorded a goodwill impairment of $1,252,000 which has been included in the amount shown as income (loss) from discontinued operations in the accompanying consolidated statements of operations. Concurrently, the Company re-evaluated the goodwill recorded for the remaining infusion therapy locations, resulting in an additional goodwill impairment of $519,000 (see Subsequent Events footnote).

         Summarized financial information for the discontinued operations is as follows (in 000's):

                                                  For the three months       For the six months
                                                     ended June 30             ended June 30
                                                 ----------------------    ----------------------
                                                    2000         1999         2000         1999
                                                 ---------    ---------    ---------    ---------
Outpatient Surgery Division:

  Service Revenue                                $     734    $   2,420    $   1,581    $  4,157

  Income  from Discontinued
   Operations before Provision for
   Income Taxes                                  $   2,735    $     687    $   3,130    $     739

  Income  from Discontinued
   Operations Net of Income Taxes                $   2,579    $     687    $   2,974    $     739

  Infusion Therapy Division:

   Service Revenue                               $   1,977    $   1,696    $   4,006    $   3,907

   (Loss) from Discontinued Operations
     before Provision for Income Taxes           $  (2,542)   $    (601)   $  (2,864)   $  (1,114)

   (Loss) from Discontinued Operations
     Net of Income Taxes                         $  (2,542)   $    (601)   $  (2,864)   $  (1,114)

Staffing Division:

  Service Revenue                                $      --    $      --    $      --    $      --

  (Loss) from Discontinued Operations
   before Provision for Income Taxes             $      --    $      (4)   $      --    $    (229)

  (Loss) from Discontinued Operations
   Net of Income Taxes                           $      --    $      (4)   $      --    $    (229)

Management Services Division:

  Service Revenue                                $      --    $      --    $      --    $      --

  Income (Loss) from Discontinued
   Operations before Provision for Income
   Taxes                                         $      --    $       4    $      --    $      (1)


  Income (Loss) from Discontinued
   Operations Net of Income Taxes                $      --    $       4    $      --    $      (1)

DME Division:

  Service Revenue                                $      --    $      --    $      --    $      --

  (Loss) from Discontinued Operations
   before Provision for Income Taxes             $      --    $     (96)   $      --    $    (283)

  (Loss) from Discontinued Operations
   Net of Income Taxes                           $      --    $     (96)   $      --    $    (283)


Total Discontinued Operations:

  Service Revenue                                $   2,711    $   4,116    $   5,588    $   8,064

  Income (Loss) from Discontinued
   Operations before Provision for
   Income Taxes                                  $     194    $     (11)   $     265    $    (888)

  Income (Loss) from Discontinued
   Operations Net of Income Taxes                $      38    $     (11)   $     109    $    (888)

         Included in the accompanying Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999 are the following assets and liabilities relating to the discontinued operations (in 000's):

                                            June 30,   December 31,
                                              2000         1999
                                            --------   ------------
Cash                                        $    136   $        221

Accounts Receivable                              482            555

Prepaid Expenses                                  34             41

Inventory and Other Current Assets               356            365
                                            --------   ------------

Current Assets Held for Sale                $  1,008   $      1,182
                                            ========   ============

Property                                    $  1,156   $      1,711

Other Assets                                       7          1,813

Investments                                      266            738
                                            --------   ------------

Long-term Assets Held for Sale              $  1,429   $      4,262
                                            ========   ============

Accounts Payable                            $     84   $        138

Accrued Payroll                                   50             44

Accrued Insurance                                 10             --

Accrued Other                                     27             38

Notes Payable                                    163            288

Current Portion of Long-term Debt                 16            209

Current Portion of Obligations under
   Capital Leases                                 14             89

                                            --------   ------------

Current Liabilities Held for Sale           $    364   $        806
                                            ========   ============

Long-term Debt                              $  1,216   $      1,252

Obligations under Capital Leases                  23             23
                                            --------   ------------

Long-term Liabilities Held for Sale         $  1,239   $      1,275
                                            ========   ============

5.       NOTES PAYABLE

         Notes payable consists primarily of an asset-based line of credit with availability, depending on collateral, of up to $25 million with NCFE and borrowings under a revolving bank line of credit of $750,000. The $25 million asset-based line of credit, which expires December 31, 2001, is collateralized by eligible accounts receivable of the home health care nursing division and as of June 30, 2000, had an outstanding balance of $2,984,000 with no amounts available under this line of credit. Eligible receivables are defined as receivables, exclusive of workers' compensation and self-pay, that are aged less than 181 days. The effective interest rate on this line of credit was 16.77% for the six months ended June 30, 2000.

         The revolving bank line of credit of $750,000 bears interest at 10.5%. At June 30, 2000, $162,776 was outstanding on the line of credit and no amounts were available. This line of credit has scheduled monthly principal payments of $25,000 plus accrued interest, with the balance due October 5, 2000. The line of credit is collateralized by eligible receivables in outpatient surgery and physician notes receivable. Eligible receivables are defined principally as accounts that are aged less than 90 days. Due to the anticipated divestiture of the outpatient surgery division, this line of credit is included in Current Liabilities Held for Sale in the Consolidated Balance Sheets.

6.       LONG-TERM DEBT CLASSIFIED AS CURRENT

         Long-term debt classified as current of $15,461,000 at December 31, 1999 consisted of a note payable to Columbia/HCA as a result of the acquisition of home health agencies consummated in November 1998. Effective September 30, 1999, the Company and Columbia/HCA executed an agreement to modify the terms of this note. Quarterly principal and accrued interest payments are due beginning April 30, 2001, with the balance of the note due, subject to certain prepayment provisions in the agreement, on July 31, 2004. Under the loan modification agreement, the Company may be required to pre-pay certain amounts depending upon the Company's excess cash flows as defined in the agreement. These amounts, if due, are payable 45 days after the end of each fiscal year ending after October 1, 1999 and prior to July 30, 2004. The agreement also restricts, amongst other things, the Company's ability, subject to certain exceptions, to incur additional indebtedness, to acquire other businesses, or to sell or transfer any of Company's property unless the net cash proceeds is applied to repay the outstanding principal and accrued interest on the note. In addition, the note contains a material adverse effect clause which provides Columbia/HCA the ability to require immediate payment of outstanding principal and accrued interest should the Company experience a material adverse change. A material adverse change includes, but is not limited to, a material and adverse change in the Company's financial condition, business operations, or the value of the secured collateral.

         Due to the significant operating losses incurred during both 1999 and 1998, the various prepayment provisions within the note agreement itself, and the subjectivity of the material adverse effect clause, the Company reflected the amount due Columbia as a current liability in the Consolidated Balance Sheets as of December 31, 1999 and March 31, 2000.

         In the accompanying Consolidated Balance Sheet as of June 30, 2000, this note payable is reflected as Long-term Debt in accordance with the repayment terms of the note agreement. This note has been reclassified due to the overall stabilization of operating losses during the first two quarters of 2000, the receipt of waivers from Columbia/HCA from application of the net proceeds from the divestitures completed to date as payment towards the balance on the note, and discussions with representatives of Columbia/HCA at which time Columbia verbally indicated that they had no intention of invoking the material adverse effect clause through December 31, 2000.

7.       LONG-TERM DEBT

         Long-term debt consists primarily of a $14 million note plus accrued interest of $2.1 million payable to Columbia/HCA, a $1.7 million note payable to NPX, Inc., an affiliate of NCFE, a $1.2 million note payable to Merrill Lynch, a $1 million note payable to CareSouth Home Health Services, Inc. ("CareSouth"), $1 million in notes payable to individuals, and various other notes.

         The note payable to Columbia/HCA is as a result of the acquisition of home health agencies consummated in November 1998. Effective September 30, 1999, the Company and Columbia/HCA executed an agreement to modify the terms of this note. Quarterly principal and accrued interest payments are due beginning April 30, 2001, with the balance of the note due, subject to certain prepayment provisions in the agreement, on July 31, 2004. Under the loan modification agreement, the Company may be required to pre-pay certain amounts depending upon the Company's excess cash flows as defined in the agreement. These amounts, if due, are payable 45 days after the end of each fiscal year ending after October 1, 1999 and prior to July 30, 2004. The agreement also restricts, amongst other things, the Company's ability, subject to certain exceptions, to incur additional indebtedness, to acquire other businesses, or to sell or transfer any of Company's property unless the net cash proceeds is applied to repay the outstanding principal and accrued interest on the note. Columbia/HCA has on previous occasions consented to the sale of certain assets of the Company without requiring the Company to apply the net cash proceeds from the sales toward the balance of the note. However, there is no assurance that Columbia/HCA will grant its consent to any future acquisitions or dispositions and waive the requirement to apply the net cash proceeds of the sale to reduce the balance on the note. Due to the significant operating losses incurred during both 1999 and 1998, the various prepayment provisions within the note agreement itself, and the subjectivity of the material adverse effect clause, the Company reflected the amount due Columbia as a current liability in the consolidated balance sheets as of December 31, 1999 and March 31, 2000.

         The Company makes monthly principal and interest payments of $134,000 on the $1.7 million note to NPX, Inc., which is due December, 2001. The Company makes monthly principal and interest payments of $25,000 on the $1 million note to CareSouth which is due July, 2003. The notes payable to individuals of $1 million bear interest, payable monthly at 13%, with four equal monthly principal payments beginning in April, 2001. In connection with the issuance of the notes payable to the individuals, 20,000 warrants were also issued (exercise price of $4.00 per share). These warrants have not been recorded in the financial statements as the value has been deemed by management to be immaterial, if any.

         The Company makes monthly principal and interest payments of $27,000 on the $1.2 million note to Merrill Lynch, which is secured by equipment located at one surgery center and is due in April, 2002. Due to the anticipated divestiture of the outpatient surgery division, this note is included in Long-term Liabilities Held for Sale in the Consolidated Balance Sheets.

8.       AMOUNTS DUE TO AND DUE FROM MEDICARE

         The Company records Medicare revenues at the lower of actual costs, the per visit cost limit, or a per beneficiary cost limit on an individual provider basis. Ultimate reimbursement under the Medicare program is determined upon review of the annual cost reports. As of June 30, 2000, the Company estimates an aggregate payable to Medicare of $11.8 million, resulting from interim cash receipts in excess of expected reimbursement. In the accompanying Consolidated Balance Sheets, the amounts due to Medicare within one year of $7 million is netted against accounts receivable. The amount payable to Medicare in excess of one year of $4.8 million is shown as Long-term Medicare Liabilities. The Medicare program has committed to the automatic approval of a 36 month extended repayment schedule for any Medicare-certified home health agency which submits such a request and has a payment due to Medicare as a result of IPS, subject to certain exceptions.

9.       CAPITAL STOCK

         In accordance with the terms of conversion of the Company's Series A Preferred Stock as stated in the Series A Preferred Stock Conversion Agreement, six preferred unrelated shareholders converted a total of 240,000 preferred shares into 800,000 shares of Company Common Stock during the three months ended June 30, 2000. The conversion rate for preferred shares is $3.33. There were no preferred stock conversions during the first quarter of 2000. Subsequent to June 30, 2000, two additional unrelated preferred shareholders converted a total of 120,000 preferred shares into 400,000 shares of Company Common Stock.

10.      SUBSEQUENT EVENTS

         On August 9, 2000, the Company, through its wholly-owned subsidiaries, Amedisys Alternate-Site Infusion Therapy Services, Inc. ("AASI") and PRN, Inc. ("PRN"), sold, by a Bill of Sale and Asset Purchase Agreement, certain assets, subject to the assumption of certain liabilities, of AASI and PRN, to Park Infusion Services, LP ("Buyer"). The transaction had an effective date of August 1, 2000. Neither the Company, its affiliates nor its directors and officers had any material relationship with Buyer prior to this transaction. Subject to certain post-closing adjustments, the Company, in consideration for the assets, received, through AASI and PRN, $1,750,000, calculated using a multiple of EBITDA, paid immediately to the Company at closing. Subject to certain exceptions, the assets sold consisted primarily of all furniture, fixtures and equipment; inventory and supplies on hand or in transit; service and provider contracts; business contracts; intellectual and intangible assets; transferable licenses, permits and approvals; capital and operating leases; telephone and facsimile numbers; customer and supplier lists; books and records; goodwill; deposits; prepaid expenses; claims and rights associated with all purchased assets; and other privileges, rights, interest, properties and assets. Buyer assumed only certain liabilities arising from and after the closing date associated with certain leases and contracts and certain other liabilities incurred after August 1, 2000 relating to the purchase of inventory, and wages and salaries of employees. The Company intends to file a Current Report on Form 8-K with regard to this matter.

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

GENERAL

         Amedisys, Inc. is a leading multi-state provider of home health care nursing services. The Company operates 50 home care nursing offices, 2 ambulatory surgery centers, 3 home infusion therapy locations (see Subsequent Events footnote), and 1 corporate office in the southern and southeastern United States. In August 1999, the Company adopted a formal plan to sell all of its interests in its outpatient surgery and infusion therapy divisions (see Subsequent Events footnote). The Company's strategic plan is to become a focused home health nursing company.

RESULTS OF OPERATIONS

         Revenues. Net revenues decreased $1,371,000 or 6% and $3,010,000 or 6% for the three and six months ended June 30, 2000, respectively, as compared to the same periods in 1999. This decrease was attributed to a decrease in visits of 26,689 or 8.5% from 313,363 for the three months ended June 30, 1999 to 286,674 for the three months ended June 30, 2000 and a decrease in visits of 39,508 or 6% from 645,520 for the six months ended June 30, 1999 to 606,012 for the six months ended June 30, 2000.

         Cost of Revenues. Cost of revenues decreased 6% and 8% for the three and six months ended June 30, 2000, respectively, as compared to the same periods in 1999. This decrease is primarily attributed to a reduction in visit volume as noted above. As a percentage of net revenues, cost of revenues remained constant at 47% and 48% for the three and six months ended June 30, 2000, respectively, as compared to the same periods in 1999.

         General and Administrative Expenses ("G&A"). General and administrative expenses decreased by 5% for the three and six months ended June 30, 2000 as compared to the same periods in 1999. This decrease is primarily attributed to the restructuring efforts implemented during the latter part of 1999 following the acquisition of certain Columbia/HCA home health care agencies in the latter part of 1998.

         Operating (Loss). The Company had an operating loss of $821,000 for the three months ended June 30, 2000 as compared to a loss of $835,000 for the three months ended June 30, 1999 and a loss of $1,638,000 for the six months ended June 30, 2000 as compared to a loss of $2,011,000 for the six months ended June 30, 1999. The reduction in operating losses of $14,000 or 2% for the three month period ended June 30, 2000 and $373,000 or 19% for six month period ended June 30, 2000 is mainly attributed to the restructuring efforts implemented during the latter part of 1999 following the acquisition of certain Columbia/HCA home health care agencies in the latter part of 1998.

         Other Income and Expenses. Other income and expenses decreased $58,000 from $609,000 for the three month period ended June 30, 1999 to $551,000 for the three month period ended June 30, 2000. Other income and expenses increased $43,000 from $1,054,000 for the six month period ended June 30, 1999 to $1,097,000 for the six month period ended June 30, 2000.

         Discontinued Operations. Income from discontinued operations, net of income taxes, is $38,000 for the three months ended June 30, 2000 as compared to a loss of $11,000 for the three months ended June 30, 1999 and $109,000 for the six months ended June 30, 2000 as compared to a loss of $888,000 for the six months ended June 30, 1999.

         Net Income/(Loss). The Company recorded a net (loss) of ($1,334,000) for the three months ended June 30, 2000 as compared to a (loss) of ($1,455,000) for the three months ended June 30, 1999 and a (loss) of ($2,626,000) for the six months ended June 30, 2000 compared with a (loss) of ($3,953,000) for six months ended June 30, 1999.

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

         Notes payable consists primarily of an asset-based line of credit with availability, depending on collateral, of up to $25 million with NCFE and borrowings under a revolving bank line of credit of $750,000. The $25 million asset-based line of credit, which expires December 31, 2001, is collateralized by eligible accounts receivable of the home health care nursing division and as of June 30, 2000, had an outstanding balance of $2,984,000 with no amounts available under this line of credit. Eligible receivables are defined as receivables, exclusive of workers' compensation and self-pay, that are aged less than 181 days. The effective interest rate on this line of credit was 16.77% for the six months ended June 30, 2000.

         The revolving bank line of credit of $750,000 bears interest at 10.5%. At June 30, 2000, $162,776 was outstanding on the line of credit and no amounts were available. This line of credit has scheduled monthly principal payments of $25,000 plus accrued interest, with the balance due October 5, 2000. The line of credit is collateralized by eligible receivables in outpatient surgery and physician notes receivable. Eligible receivables are defined principally as accounts that are aged less than 90 days. Due to the anticipated divestiture of the outpatient surgery division, this line of credit is included in Current Liabilities Held for Sale in the Consolidated Balance Sheets.

         Long-term debt consists primarily of a $14 million note plus accrued interest of $2.1 million payable to Columbia/HCA, a $1.7 million note payable to NPX, Inc., an affiliate of NCFE, a $1.2 million note payable to Merrill Lynch, a $1 million note payable to CareSouth, $1 million in notes payable to individuals, and various other notes.

         The note payable with Columbia/HCA is as a result of the acquisition of home health agencies consummated in November 1998. Effective September 30, 1999, the Company and Columbia/HCA executed an agreement to modify the terms of this note. Quarterly principal and accrued interest payments are due beginning April 30, 2001, with the balance of the note due, subject to certain prepayment provisions in the agreement, on July 31, 2004. Under the loan modification agreement, the Company may be required to pre-pay certain amounts depending upon the Company's excess cash flows as defined in the agreement. These amounts, if due, are payable 45 days after the end of each fiscal year ending after October 1, 1999 and prior to July 30, 2004. The agreement also restricts, amongst other things, the Company's ability, subject to certain exceptions, to incur additional indebtedness, to acquire other businesses, or to sell or transfer any of Company's property unless the net cash proceeds is applied to repay the outstanding principal and accrued interest on the note. Columbia/HCA has on previous occasions consented to the sale of certain assets of the Company without requiring the Company to apply the net cash proceeds from the sales toward the balance of the note. However, there is no assurance that Columbia/HCA will grant its consent to any future acquisitions or dispositions and waive the requirement to apply the net cash proceeds of the sale to reduce the balance on the note.

         Due to the significant operating losses incurred during both 1999 and 1998, the various prepayment provisions within the note agreement itself, and the subjectivity of the material adverse effect clause, the Company reflected the amount due Columbia as a current liability in the Consolidated Balance Sheets as of December 31, 1999 and March 31, 2000.

         In the accompanying Consolidated Balance Sheet as of June 30, 2000, this note payable is reflected as Long-term Debt in accordance with the repayment terms of the note agreement. This note has been reclassified due to the overall stabilization of operating losses during the first two quarters of 2000, the receipt of waivers from Columbia/HCA from application of the net proceeds from the divestitures completed to date as payment towards the balance on the note, and discussions with representatives of Columbia/HCA at which time Columbia verbally indicated that they had no intention of invoking the material adverse effect clause through December 31, 2000.

         The Company makes monthly principal and interest payments of $134,000 on the $1.7 million note to NPX, Inc., which is due December, 2001. The Company makes monthly principal and interest payments of $25,000 on the $1 million note to CareSouth which is due July, 2003. The notes payable to individuals of $1 million bear interest, payable monthly at 13%, with four equal monthly principal payments beginning in April, 2001. In connection with the issuance of the notes payable to the individuals, 20,000 warrants were also issued (exercise price of $4.00 per share). These warrants have not been recorded in the financial statements as the value has been deemed by management to be immaterial, if any.

         The Company makes monthly principal and interest payments of $27,000 on the $1.2 million note to Merrill Lynch, which is secured by equipment located at one surgery center and is due in April, 2002. Due to the anticipated divestiture of the outpatient surgery division, this note is included in Long-term Liabilities Held for Sale in the Consolidated Balance Sheets.

         The Company records Medicare revenues at the lower of actual costs, the per visit cost limit, or a per beneficiary cost limit on an individual provider basis. Ultimate reimbursement under the Medicare program is determined upon review of the annual cost reports. As of June 30, 2000, the Company estimates an aggregate payable to Medicare of $11.8 million, resulting from interim cash receipts in excess of expected reimbursement. In the accompanying Consolidated Balance Sheets, the amounts due to Medicare within one year of $7 million is netted against accounts receivable. The amount payable to Medicare in excess of one year of $4.8 million is shown as Long-term Medicare Liabilities. The Medicare program has committed to the automatic approval of a 36 month extended repayment schedule for any Medicare-certified home health agency which submits such a request and has a payment due to Medicare as a result of IPS, subject to certain exceptions.

         The Company's operating activities used $377,000 in cash during the six month period ended June 30, 2000, whereas such activities used $20,786,000 in cash during the same period in 1999. Cash used by operating activities for 2000 is attributed to an increase in accrued expenses of $1,322,000, a decrease in accounts receivable of $466,000, the write off of goodwill of $1,771,000, depreciation and amortization expense of $1,469,000 and provision for bad debts of $1,398,000 offset by a net loss of $2,626,000, a gain on the sale of Company operations of $2,665,000, a decrease in accounts payable of $512,000 and a change in deferred revenue of $1,060,000

         The Company's investing activities provided $3,419,000 for the six month period ended June 30, 2000, whereas investing activities provided $305,000 for the six month period ended June 30, 1999. Cash provided by investing activities in 2000 is attributed to proceeds from the sale of Company operations of $3,200,000, proceeds from the sale of property, plant and equipment of $107,000 and an increase in minority interest in subsidiary of $150,000 offset by purchases of property, plant and equipment of $38,000.

         Financing activities provided cash during the six month period ended June 30, 2000 of $314,000, whereas such activities provided $20,154,000 during the same period in 1999. Cash provided by financing activities in 2000 is attributable to net borrowings on line of credit agreements of $2,058,000 and payments on notes payable and capital leases of $1,596,000 offset by an increase in long-term Medicare liabilities of $2,299,000, proceeds from issuance of notes payable of $1,000,000 and deferred interest expense of $669,000.

         At June 30, 2000, the Company had negative working capital of $5,898,000 and a stockholders' equity deficit of $11,824,000. The Company's strategy to offset ongoing negative cash flows from continuing operations includes divesting its non-core assets, including two ambulatory surgery centers and three infusion therapy sites (see Discontinued Operations footnote). The Company is currently in various stages of divesting these assets and anticipates, based on estimates of current market values for these assets and the purchase price of transactions completed (see Subsequent Events footnote), to generate in excess of $4.9 million cash (subject to the release of certain restrictions on indebtedness and dispositions of assets imposed under the note agreement executed between the Company and Columbia/HCA). For the divestitures completed in 1999 and thus far in 2000, Columbia/HCA allowed sales to occur without requiring the net cash proceeds from the sales to be applied towards the note payable, however, there can be no assurances that it will do so in the future (see Long-term Debt footnote). If all applicable waivers and consents under the Columbia/HCA note agreement are obtained, the cash generated from the sales will be used to offset the operating cash deficits which are anticipated through September 31, 2000. The Company believes that the implementation of PPS on October 1, 2000 will allow the Company to generate positive cash flow from operations beginning in the fourth quarter of 2000.

         The Company does not believe that inflation has had a material effect on its results of operations for the three and six month periods ended June 30, 2000.

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

ITEM 2.  CHANGES IN SECURITIES

         In accordance with the terms of conversion of the Company's Series A Preferred Stock as stated in the Series A Preferred Stock Conversion Agreement, six preferred unrelated shareholders converted a total of 240,000 preferred shares into 800,000 shares of Company Common Stock during the three months ended June 30, 2000. The conversion rate for preferred shares is $3.33. There were no preferred stock conversions during the first quarter of 2000. Subsequent to June 30, 2000, two additional unrelated preferred shareholders converted a total of 120,000 preferred shares into 400,000 shares of Company Common Stock.

         On June 5, 2000, the Board of Directors of the Company approved a shareholder rights plan and declared a distribution of one right ("Right") for each share of common stock, par value $0.001 per share, including securities convertible into, exchangeable into or exercisable for common stock (collectively the "Common Stock") of the Company. The Rights were granted on June 15, 2000 to the shareholders of record as of the close of business on that date. One Right will also be issued for each share of Common Stock issued by the Company thereafter, but prior to the Separation Date (as defined in the Shareholder Rights Agreement dated as of June 15, 2000 between the Company and American Stock Transfer & Trust Company as Rights Agent (the "Rights Agreement")) and in certain circumstances, for each share of Common Stock issued after the Separation Date. Subject to the terms of the Rights Agreement, each Right will entitle the registered holder, after the Separation Date and prior to the Expiration Date (as defined in the Rights Agreement), to purchase from the Company, for $15.00 (the "Exercise Price"), that number of shares of Common Stock having an aggregate Market Price (hereinafter defined), on the first date of the Company"s public announcement that a person has become an Acquiring Person (subject to certain exceptions, an Acquiring Person is a person who together with affiliates and associates acquires beneficial ownership of 15% or more of the outstanding shares of Common Stock), equal to twice the Exercise Price. Subject to certain adjustments and subject to the more detailed description set forth in the Rights Agreement, the "Market Price" per share of Common Stock on any date shall mean the average of the daily closing prices of such Common Stock on each of the 10 consecutive business days through and including the business day immediately preceding such date. The Exercise Price and Rights are subject to adjustments from time to time as set forth in the Rights Agreement. The Company filed a Current Report on Form 8-K with the SEC on June 16, 2000 with regard to this matter.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual shareholders meeting of the Company was held on June 22, 2000 with the following three items voted on:

         Item 1. Election of five directors to serve until the next annual meeting of the shareholders of the Company. The nominated individuals were William F. Borne, CEO of Amedisys, Inc.; Ronald A. LaBorde, President and CEO of Piccadilly Cafeterias, Inc.; Jake L. Netterville, managing director of Postlethwaite and Netterville, a public accounting firm; David R. Pitts, President and CEO of Pitts Management Associates, Inc.; and Peter F. Ricchiuti, Assistant Dean and Director of Research at Tulane University's A.B. Freeman School of Business. These individuals were approved with the following votes:

                         Director         Votes in Favor      Votes Against      Votes Abstained
                     Mr. Borne                   5,328,855             33,034                 --
                     Mr. LaBorde                 5,328,855             33,034                 --
                     Mr. Netterville             5,328,855             33,034                 --
                     Mr. Pitts                   5,328,855             33,034                 --
                     Mr. Ricchiuti               5,328,855             33,034                 --

         Item 2. Reappointment of the Company's independent public accounting firm of Arthur Andersen LLP. The reappointment of the independent public accounting firm was approved by the shareholders, receiving 5,334,044 votes in favor, 27,674 votes against and 171 votes abstained.

         Item 3. To consider and act upon a proposal to transact such other business as may properly come before the meeting or any adjournment thereof. This item was approved by the shareholders, receiving 5,184,168 votes in favor, 169,929 votes against and 7,792 abstained.

ITEM 5.  OTHER INFORMATION

         The independent auditors' report dated March 15, 2000, included as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, expressed a qualified opinion with an explanatory paragraph due to the substantial doubt about the Company's ability to continue as a going concern as a result of significant recurring losses from operations and a deficit in stockholders' equity of $10,186,000 at December 31, 1999. In addition, management's projections indicated that continuing operations would generate negative cash flow and certain assets sales would have to take place in order to sustain operations through December 31, 2000. Subsequent to March 15, 2000, the Company completed the sale of several non-core assets (see Discontinued Operations and Subsequent Events footnotes) along with other events. As a result of these transactions, the auditors' opinion on the 1999 financial statements is no longer qualified. The company intends to amend the Annual Report on Form 10-K for the year ended December 31, 1999 as a result of this change.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

Exhibit
   No.          Identification of Exhibit
-------         -------------------------
2.1(1)   -      Acquisition Agreement dated December 20, 1993 between the
                Company and M & N Capital Corp.
2.2(3)   -      Plan of Merger dated August 3, 1994 between M & N Capital Corp.
                and the Company
2.3(4)   -      Certificate of Merger dated August 3, 1994 between M & N Capital
                Corp. and the Company
2.4(7)   -      Acquisition Agreement dated August 1,1997 between the Company and Allgood Medical Services, Inc.
2.5(7)   -      Exchange Agreement dated January 1, 1998 between the Company and
                Alliance Home Health, Inc. and University Capital Corp. dated
                December 10, 1997
2.6(7)   -      Stock Purchase Agreement by and among Amedisys, Alternate-Site
                Infusion Therapy Services, Inc., PRN, Inc. d/b/a Home IV
                Therapy, Joseph W. Stephens, and Terry I. Stevens dated February
                23, 1998
2.7(7)   -      Agreement to Purchase by and between Amedisys, Alternate-Site
                Infusion Therapy Services, Inc. and Precision Health Systems,
                LLC dated February 27, 1998
2.8(7)   -      Promissory note in the amount of $250,000 to Precision Health
                Solutions, LLC in connection with the purchase of the company
2.9(7)   -      Stock Purchase Agreement by and among Amedisys Alternate-Site
                Infusion Therapy Services, Inc., Infusion Care Solutions, Inc.
                and Daniel D. Brown dated February 27,1998
2.10(7)  -      Promissory note in the amount of $125,000 to Daniel D. Brown in connection with the purchase of Infusion Care Solutions, Inc.
2.11(8)  -      Stock Purchase Agreement by and among Amedisys Specialized
                Medical Services, Inc., Quality Home Health Care, Inc., Frances
                Unger, and James Unger dated May 1, 1998
2.12(8)  -      Asset Purchase Agreement by and among Amedisys Specialized
                Medical Services, Inc., and Precision Home Health Care, Inc.
                dated May 1, 1998
2.13(8)  -      Promissory note in the amount of $800,000 to Precision Home
                Health Care, Inc. in connection with the purchase of the company
2.14(8)  -      Promissory note in the amount of $400,000 to Precision Home
                Health Care, Inc. in connection with the purchase of the company
2.15(9)  -      Asset Purchase Agreement among Nursefinders, Inc., Amedisys
                Staffing Services, Inc., Amedisys Nursing Services, Inc., and
                Amedisys Home Health, Inc. and Amedisys, Inc.
2.16(10) -      Asset Purchase Agreement by and between CPII Acquisition Corp.
                and Amedisys, Inc.
2.17(10) -      Asset Purchase Agreement by and between Columbia/HCA Healthcare
                Corporation and Amedisys, Inc.
2.18(13) -      Asset Purchase Agreement among Amedisys Surgery Centers, LC and
                Permian Surgical Care Center, Inc. d/b/a Tanglewood Surgery
                Center
2.19(15) -      Asset Purchase Agreement among Amedisys, Inc., Amedisys Surgery
                Centers, LC and United Surgical Partners International, Inc.
2.20(15) -      Promissory Note from United Surgical Partners International,
                Inc.
2.21(17) -      Membership Interest Purchase Agreement by and among U.S.
                Orthopedics, Texas, LLC, Amedisys Surgery Centers, LC,
                Ambulatory Systems Development of Texas, Inc., Ambulatory
                Systems Development Corporation, and U.S. Orthopedics, Inc.
2.22(18) -      Agreement for Purchase and Sale of LLC Membership Interest among
                Amedisys, Inc., Park Place Surgery Center, LLC, and the Members
                of Park Place Surgery Center, LLC

3.1(4)   -      Certificate of Incorporation
3.2(4)   -      Bylaws
4.1(4)   -      Certificate of Designation for the Series A Preferred Stock
4.2(7)   -      Common Stock Specimen
4.3(7)   -      Preferred Stock Specimen
4.4(7)   -      Form of Placement Agent's Warrant Agreement
4.5(14)  -      Series A Preferred Stock Conversion Agreement Specimen
4.6(14)  -      Certificate of Amendment of Certificate of Designation Specimen
4.7(19)  -      Shareholder Rights Agreement
5.1(7)   -      Opinion Regarding Legality
10.1(4)  -      Master Note with Union Planter's Bank of Louisiana
10.2(4)  -      Merrill Lynch Term Working Capital Management Account
10.3(5)  -      Promissory Note with Deposit Guaranty National Bank
10.4(7)  -      Amended and Restated Stock Option Plan
10.5(7)  -      Registration Rights Agreement
10.6(11) -      Master Corporate Guaranty of Service Agreements between
                CareSouth Home Health Services, Inc. and Amedisys, Inc. dated
                November 2, 1998
10.7(16) -      Loan Modification Agreement by and between Amedisys, Inc. and
                Columbia/HCA Healthcare Corporation
18.1(12) -      Letter regarding Change in Accounting Principles
21.1(7)  -      List of Subsidiaries
23.1(7)  -      Consent of Counsel (contained in Exhibit 5.1)
23.2(7)  -      Consents of Arthur Andersen LLP and Hannis T. Bourgeois & Co.,
                LLP, Independent Public Accountants
27.1(20) -      Financial Data Schedule

(1) Previously filed as an exhibit to the Current Report on Form 8-K dated December 20, 1993.
(2) Previously filed as an exhibit to the Current Report on Form 8-K dated February 14, 1994.
(3) Previously filed as an exhibit to the Current Report on Form 8-K dated August 11, 1994.
(4) Previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1994.
(5) Previously filed as an exhibit to the Current Report on Form 8-K dated June 30, 1995.
(6) Previously filed as an exhibit to the Registration Statement on Form S-1 (333-8329) dated July 18, 1996.
(7) Previously filed as an exhibit to the Registration Statement on Form S-3 dated March 11, 1998.
(8) Previously filed as an exhibit to the Quarterly Report on Form 10-Q dated August 14, 1998.
(9) Previously filed as an exhibit to the Current Report on Form 8-K dated October 5, 1998.
(10) Previously filed as an exhibit to the Current Report on Form 8-K dated November 10, 1998.
(11) Previously filed as an exhibit to the Quarterly Report on Form 10-Q dated December 30, 1998.
(12) Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997.
(13) Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998.
(14) Previously filed as an exhibit to the Quarterly Report on Form 10-Q/A for the period ended June 30, 1999.
(15) Previously filed as an exhibit to the Current Report on Form 8-K dated September 15, 1999.
(16) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 1999.
(17) Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999.
(18) Previously filed as an exhibit to the Current Report on Form 8-K dated May 11, 2000.
(19) Previously filed as an exhibit to the Current Report on Form 8-K dated June 16, 2000 and the Registration Statement on Form 8-A dated June 16, 2000.
(20)     Filed herewith.

         (b) Report on Form 8-K

         The Company filed a Current Report on Form 8-K with the SEC on May 11, 2000 in connection with the sale of its interest in Park Place to the Physician Members effective April 28, 2000. Pro forma financial information, required pursuant to Article 11 of Regulation S-X, was included in the filing. The pro forma financial information was comprised of a pro forma consolidated balance sheet as of December 31, 1999, a pro forma consolidated statement of operations for the year ended December 31, 1999, and explanatory notes.

         The Company filed a Current Report on Form 8-K with the SEC on June 16, 2000 in connection with a shareholder rights plan approved by the Board of Directors on June 5, 2000 and effective on June 15, 2000.


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

DATE: August 21, 2000

                                 EXHIBIT INDEX


EXHIBIT
   NO.          IDENTIFICATION OF EXHIBIT
-------         -------------------------
2.1(1)   -      Acquisition Agreement dated December 20, 1993 between the
                Company and M & N Capital Corp.
2.2(3)   -      Plan of Merger dated August 3, 1994 between M & N Capital Corp.
                and the Company
2.3(4)   -      Certificate of Merger dated August 3, 1994 between M & N Capital
                Corp. and the Company
2.4(7)   -      Acquisition Agreement dated August 1,1997 between the Company and Allgood Medical Services, Inc.
2.5(7)   -      Exchange Agreement dated January 1, 1998 between the Company and
                Alliance Home Health, Inc. and University Capital Corp. dated
                December 10, 1997
2.6(7)   -      Stock Purchase Agreement by and among Amedisys, Alternate-Site
                Infusion Therapy Services, Inc., PRN, Inc. d/b/a Home IV
                Therapy, Joseph W. Stephens, and Terry I. Stevens dated February
                23, 1998
2.7(7)   -      Agreement to Purchase by and between Amedisys, Alternate-Site
                Infusion Therapy Services, Inc. and Precision Health Systems,
                LLC dated February 27, 1998
2.8(7)   -      Promissory note in the amount of $250,000 to Precision Health
                Solutions, LLC in connection with the purchase of the company
2.9(7)   -      Stock Purchase Agreement by and among Amedisys Alternate-Site
                Infusion Therapy Services, Inc., Infusion Care Solutions, Inc.
                and Daniel D. Brown dated February 27,1998
2.10(7)  -      Promissory note in the amount of $125,000 to Daniel D. Brown in connection with the purchase of Infusion Care Solutions, Inc.
2.11(8)  -      Stock Purchase Agreement by and among Amedisys Specialized
                Medical Services, Inc., Quality Home Health Care, Inc., Frances
                Unger, and James Unger dated May 1, 1998
2.12(8)  -      Asset Purchase Agreement by and among Amedisys Specialized
                Medical Services, Inc., and Precision Home Health Care, Inc.
                dated May 1, 1998
2.13(8)  -      Promissory note in the amount of $800,000 to Precision Home
                Health Care, Inc. in connection with the purchase of the company
2.14(8)  -      Promissory note in the amount of $400,000 to Precision Home
                Health Care, Inc. in connection with the purchase of the company
2.15(9)  -      Asset Purchase Agreement among Nursefinders, Inc., Amedisys
                Staffing Services, Inc., Amedisys Nursing Services, Inc., and
                Amedisys Home Health, Inc. and Amedisys, Inc.
2.16(10) -      Asset Purchase Agreement by and between CPII Acquisition Corp.
                and Amedisys, Inc.
2.17(10) -      Asset Purchase Agreement by and between Columbia/HCA Healthcare
                Corporation and Amedisys, Inc.
2.18(13) -      Asset Purchase Agreement among Amedisys Surgery Centers, LC and
                Permian Surgical Care Center, Inc. d/b/a Tanglewood Surgery
                Center
2.19(15) -      Asset Purchase Agreement among Amedisys, Inc., Amedisys Surgery
                Centers, LC and United Surgical Partners International, Inc.
2.20(15) -      Promissory Note from United Surgical Partners International,
                Inc.
2.21(17) -      Membership Interest Purchase Agreement by and among U.S.
                Orthopedics, Texas, LLC, Amedisys Surgery Centers, LC,
                Ambulatory Systems Development of Texas, Inc., Ambulatory
                Systems Development Corporation, and U.S. Orthopedics, Inc.
2.22(18) -      Agreement for Purchase and Sale of LLC Membership Interest among
                Amedisys, Inc., Park Place Surgery Center, LLC, and the Members
                of Park Place Surgery Center, LLC

3.1(4)   -      Certificate of Incorporation
3.2(4)   -      Bylaws
4.1(4)   -      Certificate of Designation for the Series A Preferred Stock
4.2(7)   -      Common Stock Specimen
4.3(7)   -      Preferred Stock Specimen
4.4(7)   -      Form of Placement Agent's Warrant Agreement
4.5(14)  -      Series A Preferred Stock Conversion Agreement Specimen
4.6(14)  -      Certificate of Amendment of Certificate of Designation Specimen
4.7(19)  -      Shareholder Rights Agreement
5.1(7)   -      Opinion Regarding Legality
10.1(4)  -      Master Note with Union Planter's Bank of Louisiana
10.2(4)  -      Merrill Lynch Term Working Capital Management Account
10.3(5)  -      Promissory Note with Deposit Guaranty National Bank
10.4(7)  -      Amended and Restated Stock Option Plan
10.5(7)  -      Registration Rights Agreement
10.6(11) -      Master Corporate Guaranty of Service Agreements between
                CareSouth Home Health Services, Inc. and Amedisys, Inc. dated
                November 2, 1998
10.7(16) -      Loan Modification Agreement by and between Amedisys, Inc. and
                Columbia/HCA Healthcare Corporation
18.1(12) -      Letter regarding Change in Accounting Principles
21.1(7)  -      List of Subsidiaries
23.1(7)  -      Consent of Counsel (contained in Exhibit 5.1)
23.2(7)  -      Consents of Arthur Andersen LLP and Hannis T. Bourgeois & Co.,
                LLP, Independent Public Accountants
27.1(20) -      Financial Data Schedule

(1) Previously filed as an exhibit to the Current Report on Form 8-K dated December 20, 1993.
(2) Previously filed as an exhibit to the Current Report on Form 8-K dated February 14, 1994.
(3) Previously filed as an exhibit to the Current Report on Form 8-K dated August 11, 1994.
(4) Previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1994.
(5) Previously filed as an exhibit to the Current Report on Form 8-K dated June 30, 1995.
(6) Previously filed as an exhibit to the Registration Statement on Form S-1 (333-8329) dated July 18, 1996.
(7) Previously filed as an exhibit to the Registration Statement on Form S-3 dated March 11, 1998.
(8) Previously filed as an exhibit to the Quarterly Report on Form 10-Q dated August 14, 1998.
(9) Previously filed as an exhibit to the Current Report on Form 8-K dated October 5, 1998.
(10) Previously filed as an exhibit to the Current Report on Form 8-K dated November 10, 1998.
(11) Previously filed as an exhibit to the Quarterly Report on Form 10-Q dated December 30, 1998.
(12) Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997.
(13) Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998.
(14) Previously filed as an exhibit to the Quarterly Report on Form 10-Q/A for the period ended June 30, 1999.
(15) Previously filed as an exhibit to the Current Report on Form 8-K dated September 15, 1999.
(16) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 1999.
(17) Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999.
(18) Previously filed as an exhibit to the Current Report on Form 8-K dated May 11, 2000.
(19) Previously filed as an exhibit to the Current Report on Form 8-K dated June 16, 2000 and the Registration Statement on Form 8-A dated June 16, 2000.
(20)     Filed herewith.