Form 10-K/A
period 1999-12-31
AMEDISYS INC
filed 2000-09-01
CIK 896262

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-K/A

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

         Subsequent to the issuance of the financial statements for the year ended December 31, 1999, the Company has made significant progress in its strategy to offset ongoing negative cash flows from continuing operations including divesting its non-core assets.

         On April 28, 2000, the Company, Park Place Surgery Center, LLC ("Park Place"), and the remaining Members of Park Place Surgery Center ("Remaining Members") entered into an agreement for the purchase and sale of the Company's 20% membership interest in Park Place, an outpatient surgery center in Lafayette, Louisiana, to the Physician Members. The purchase price of $3,200,000 cash was paid to the Company at closing. The Company received a final partnership distribution of $165,000 in May, 2000. Columbia consented to the sale of these assets without requiring the Company to apply the net cash proceeds from the sale to the balance on the Columbia note (see Note 2). The Company filed a Current Report on Form 8-K with the SEC on May 11, 2000 with regard to this transaction.

         On August 9, 2000, the Company, through its wholly-owned subsidiaries, Amedisys Alternate-Site Infusion Therapy Services, Inc. ("AASI") and PRN, Inc. ("PRN"), sold, by a Bill of Sale and Asset Purchase Agreement, certain assets, subject to the assumption of certain liabilities, of AASI and PRN, to Park Infusion Services, LP ("Buyer"). The transaction had an effective date of August 1, 2000. The Company received $1,750,000 at closing, which is subject to certain post-closing adjustments. Columbia consented to the sale of these assets without requiring the Company to apply the net cash proceeds from the sale to the balance on the Columbia note (see Note 2). The Company filed a Current Report on Form 8-K with the SEC on August 23, 2000 with regard to this transaction.

         As discussed in Note 2, the note agreement with Columbia/HCA contains a material adverse effect clause which provides Columbia/HCA the ability to require immediate payment of outstanding principal and accrued interest should the Company experience a material adverse change. A material adverse change includes, but is not limited to, a material and adverse change in the Company's financial condition, business operations, or the value of the secured collateral. The Company had discussions with representatives of Columbia/HCA in August 2000 at which time Columbia/HCA verbally indicated that they had no intention of invoking the material adverse effect clause through December 31, 2000.

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

                  (b) Report on Form 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on the 1st day of September, 2000.

                                                   AMEDISYS, INC.

                                                   By: /s/ WILLIAM F. BORNE
                                                      --------------------------
                                                       WILLIAM F. BORNE,
                                                       Chief Executive Officer
                                                       and Chairman of the Board

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


        SIGNATURE                          TITLE                             DATE
        ---------                          -----                             ----
/s/ WILLIAM F. BORNE         Chief Executive Officer and Chairman
-----------------------      of the Board                              September 1, 2000
WILLIAM F. BORNE

/s/ JOHN M. JOFFRION         Principal Financial and Accounting
-----------------------      Officer                                   September 1, 2000
JOHN M. JOFFRION

/s/ JAKE L. NETTERVILLE      Director                                  September 1, 2000
-----------------------
JAKE L. NETTERVILLE

                             Director                                  September 1, 2000
-----------------------
DAVID R. PITTS

/s/ PETER F. RICCHIUTI       Director                                  September 1, 2000
-----------------------
PETER F. RICCHIUTI

                             Director                                  September 1, 2000
-----------------------
RONALD A. LABORDE

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amedisys, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the results and their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Our previous report dated, March 15, 2000 expressed a qualified opinion with an explanatory paragraph due to the substantial doubt about the Company's ability to continue as a going concern as a result of, among other things, management's projections indicating that continuing operations would generate negative cash flow and certain asset sales would have to take place in order to sustain operations through December 31, 2000. As discussed in Note 18 to the financial statements, subsequent to March 15, 2000, the Company completed the sale of several non-core assets and retained the proceeds to provide cash reserves. As a result of these transactions, our present opinion on the 1999 financial statements, as presented herein, is no longer qualified.


/s/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP

New Orleans, Louisiana
March 15, 2000 (except with
respect to the matter discussed
in Note 17, as to which the date
is March 27, 2000 and the matter
discussed in Note 18, as to which
the date is August 16, 2000)

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

18. SUBSEQUENT EVENTS -- CURRENT OPERATIONS (UNAUDITED):

         Subsequent to the issuance of the financial statements for the year ended December 31, 1999, the Company has made significant progress in its strategy to offset ongoing negative cash flows from continuing operations including divesting its non-core assets.

         On April 28, 2000, the Company, Park Place Surgery Center, LLC ("Park Place"), and the remaining Members of Park Place Surgery Center ("Remaining Members") entered into an agreement for the purchase and sale of the Company's 20% membership interest in Park Place, an outpatient surgery center in Lafayette, Louisiana, to the Physician Members. The purchase price of $3,200,000 cash was paid to the Company at closing. The Company received a final partnership distribution of $165,000 in May, 2000. Columbia consented to the sale of these assets without requiring the Company to apply the net cash proceeds from the sale to the balance on the Columbia note (see Note 2). The Company filed a Current Report on Form 8-K with the SEC on May 11, 2000 with regard to this transaction.

         On August 9, 2000, the Company, through its wholly-owned subsidiaries, Amedisys Alternate-Site Infusion Therapy Services, Inc. ("AASI") and PRN, Inc. ("PRN"), sold, by a Bill of Sale and Asset Purchase Agreement, certain assets, subject to the assumption of certain liabilities, of AASI and PRN, to Park Infusion Services, LP ("Buyer"). The transaction had an effective date of August 1, 2000. The Company received $1,750,000 at closing, which is subject to certain post-closing adjustments. Columbia consented to the sale of these assets without requiring the Company to apply the net cash proceeds from the sale to the balance on the Columbia note (see Note 2). The Company filed a Current Report on Form 8-K with the SEC on August 23, 2000 with regard to this transaction.

         As discussed in Note 2, the note agreement with Columbia/HCA contains a material adverse effect clause which provides Columbia/HCA the ability to require immediate payment of outstanding principal and accrued interest should the Company experience a material adverse change. A material adverse change includes, but is not limited to, a material and adverse change in the Company's financial condition, business operations, or the value of the secured collateral. The Company had discussions with representatives of Columbia/HCA in August 2000 at which time Columbia/HCA verbally indicated that they had no intention of invoking the material adverse effect clause through December 31, 2000.

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