Form 10-Q
period 2000-09-30
AMEDISYS INC
filed 2000-11-14
CIK 896262

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
--------------------------------------------------------------------------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from _______________ to _______________

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

Number of shares of Common Stock outstanding as of September 30, 2000: 5,133,055 shares

                                                  PART I.
                                           FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999.....................   3

        Consolidated Statements of Operations for the Three and Nine Months Ended
        September 30, 2000 and 1999....................................................................   4

        Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999....   5

        Notes to Consolidated Financial Statements.....................................................   6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........  13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS....................................  15


                                                  PART II.
                                             OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..............................................................................  15

ITEM 2. CHANGES IN SECURITIES..........................................................................  15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES................................................................  15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................  15

ITEM 5. OTHER INFORMATION..............................................................................  15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............................................................  16

                         Amedisys, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                 as of September 30, 2000 and December 31, 1999
                           (Dollar Amounts in 000's)

                                                            September 30, 2000  December 31, 1999
                                                               (Unaudited)         (Restated)
CURRENT ASSETS:
  Cash and Cash Equivalents                                      $  4,629           $  1,425
  Accounts Receivable, Net of Allowance for Doubtful
     Accounts of $3,137 in September 2000 and $2,199 in
     December 1999                                                 11,874             13,944
  Prepaid Expenses                                                    168                319
  Inventory and Other Current Assets                                  343                487
  Current Assets Held for Sale                                        663              1,182
                                                                 --------           --------
      Total Current Assets                                         17,677             17,357

Property and Equipment, net                                         3,138              3,439
Other Assets, net                                                  18,464             19,544
Long-term Assets Held for Sale                                      1,087              4,262
                                                                 --------           --------
      Total Assets                                               $ 40,366           $ 44,602
                                                                 ========           ========

CURRENT LIABILITIES:
  Accounts Payable                                               $  4,080           $  4,739
  Accrued Expenses:
    Payroll and Payroll Taxes                                       6,506              6,240
    Insurance                                                         769                660
    Income Taxes                                                      558                437
    Other                                                           3,755              3,552
  Notes Payable                                                     1,287              4,917
  Long-term Debt Classified as Current                                 --             15,461
  Notes Payable to Related Parties                                     10                 10
  Current Portion of Long-term Debt                                 3,881              2,325
  Current Portion of Obligations under Capital Leases                 391                402
  Deferred Revenue                                                  2,119              2,119
  Current Liabilities Held for Sale                                   443                806
                                                                 --------           --------
        Total Current Liabilities                                  23,799             41,668

Long-term Debt                                                     15,045              2,206
Long-term Medicare Liabilities                                      7,413              2,518
Deferred Revenue                                                    4,414              6,003
Obligations under Capital Leases                                       82                211
Other Long-term Liabilities                                           826                826
Long-term Liabilities Held for Sale                                   995              1,275
                                                                 --------           --------
        Total Liabilities                                          52,574             54,707
                                                                 --------           --------

Minority Interest                                                     294                 81
                                                                 --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock                                                          5                  3
  Preferred Stock (390,000 Shares)                                      1                  1
  Additional Paid-in Capital                                       13,271             12,203
  Treasury Stock (4,667 Shares of Common Stock)                       (25)               (25)
  Retained Earnings (Deficit)                                     (25,754)           (22,368)
                                                                 --------           --------
      Total Stockholders' Equity (Deficit)                        (12,502)           (10,186)
                                                                 --------           --------
        Total Liabilities and Stockholders' Equity               $ 40,366           $ 44,602
                                                                 ========           ========

        The accompanying notes are an integral part of these statements.

                         Amedisys, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         for the three and nine months ended September 30, 2000 and 1999
                      (Unaudited, Dollar Amounts in 000's)

                                                           For the three months ended               For the nine months ended
                                                     --------------------------------------  --------------------------------------
                                                     September 30, 2000  September 30, 1999  September 30, 2000  September 30, 1999
                                                                             (Restated)                              (Restated)
Income:
  Service revenue                                         $ 22,091            $ 24,170            $ 68,779            $ 73,869
  Cost of service revenue                                   10,366              11,154              32,580              35,257
                                                          --------            --------            --------            --------
    Gross margin                                            11,725              13,016              36,199              38,612

General and administrative expenses:
  Salaries and benefits                                      7,462               7,543              23,288              23,177
  Other                                                      5,122               6,088              15,407              18,063
                                                          --------            --------            --------            --------
    Total general and administrative expenses               12,584              13,631              13,631              41,246

    Operating (loss)                                          (859)             (1,221)             (2,496)             (4,003)

Other income and expense:
  Interest income                                               88                   3                 175                  44
  Interest expense                                            (690)               (863)             (1,957)             (2,560)
  Other income (expenses), net                                  (8)             (1,252)                 75                (871)
                                                          --------            --------            --------            --------
    Total other income and expense                            (610)             (2,112)             (1,707)             (3,387)

Net (loss) before income taxes and
     discontinued operations                                (1,469)             (2,727)             (4,203)             (6,015)

(Benefit) for estimated income taxes                            --              (3,123)                 --              (3,008)
                                                          --------            --------            --------            --------
Net income (loss) before discontinued operations            (1,469)                396              (4,203)             (3,007)

Discontinued operations:
(Loss) from discontinued operations,
     net of income taxes                                      (407)               (391)             (2,806)               (943)
Gain on sale of discontinued operations,
     net of income taxes                                     1,114               6,165               3,623               6,165
                                                          --------            --------            --------            --------
   Total discontinued operations                               707               5,774                 817               5,222

Net income (loss)                                         $   (721)           $  6,170            $ (3,386)           $  2,215
                                                          ========            ========            ========            ========

Weighted average common shares outstanding                   4,955               3,117               4,006               3,075

Basic income (loss) per common share:
    Net income(loss) before discontinued operations       $  (0.29)           $   0.13            $  (1.05)           $  (0.98)
    (Loss) from discontinued
         operations, net of income taxes                     (0.08)              (0.13)              (0.69)              (0.30)
    Gain on sale of discontinued operations,
         net of income taxes                                  0.22                1.98                0.90                2.00
                                                          --------            --------            --------            --------
Net (loss)                                                $  (0.15)           $   1.98            $  (0.84)           $   0.72
                                                          ========            ========            ========            ========


        The accompanying notes are an integral part of these statements.

                   AMEDISYS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
        for the nine months ended September 30, 2000 and 1999
                (Unaudited, Dollar Amounts in 000's)

                                                                               For the nine months ended
                                                                        --------------------------------------
                                                                        September 30, 2000  September 30, 1999
                                                                                                (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                        $ (3,386)           $  2,215
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
           Depreciation and Amortization                                        2,101               2,347
           Provision for bad debts                                              1,622               1,108
           Deferred revenue                                                    (1,589)             (1,589)
           Loss on disposal of Company assets                                      --               1,640
           (Gain) on sale of Company's discontinued operations                 (3,779)             (8,879)
           Impairment of goodwill                                               1,771                  --
           Minority interest                                                       --                  --
           Changes in assets and liabilities:
               Decrease in cash included in assets held for sale                  261                 185
               (Increase) decrease in accounts receivable                         468             (10,928)
               (Increase) decrease in inventory and other current assets          331                (362)
               (Increase) decrease in other assets                                 96                (118)
               Increase (decrease) in accounts payable                           (727)              1,228
               Increase (decrease) in accrued expenses                          1,479              (4,713)
                                                                             --------            --------
               Net cash (used) by operating activities                         (1,352)            (17,866)
                                                                             --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property, plant and equipment                           114                  24
    Purchase of property, plant and equipment                                    (244)               (793)
    Proceeds from sale of Company assets                                           --                 537
    Proceeds from sale of Company's discontinued operations                     4,949              10,661
    Minority interest investment in subsidiary                                    214                  --
                                                                             --------            --------
               Net cash provided by investing activities                        5,033              10,429
                                                                             --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings on line of credit agreements                                (3,856)              7,314
    Proceeds from issuance of notes payable                                     1,000               1,248
    Payments on notes payable and capital leases                               (3,623)             (1,317)
    Increase in long-term Medicare liabilities                                  4,895               2,270
    Deferred interest expense                                                   1,106                 932
    Decrease in notes receivable - related parties                                 --                  89
                                                                             --------            --------
               Net cash provided (used) by financing activities                  (478)             10,536
                                                                             --------            --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       3,203               3,099

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                1,425                 387
                                                                             --------            --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  4,628            $  3,486
                                                                             ========            ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
        Interest                                                             $    971            $  1,714
                                                                             ========            ========

        Income taxes                                                         $     56            $     --
                                                                             ========            ========

        The accompanying notes are an integral part of these statements.

                         AMEDISYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION

         Amedisys, Inc., a Delaware corporation ("Amedisys" or "the Company"), is a leading multi-state provider of home health care nursing services. The Company operates fifty home care nursing offices, two ambulatory surgery centers, and one corporate office in the southern and southeastern United States.

         In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's financial position at September 30, 2000, the results of operations for the three and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the interim periods are not necessarily indicative of results of operations for the entire year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Form 10-K/A.

         The Company has reclassified program fees for 1999 related to the National Century Financial Enterprises, Inc. ("NCFE") line of credit from other general and administrative expenses to interest expense to conform with the 1999 Form 10-K presentation.

2.       EARNINGS PER SHARE

         Basic net income (loss) per share of common stock is calculated by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is not presented as stock options, stock warrants and convertible securities outstanding (equivalent to 2,819,457 and 3,609,471 shares of common stock at September 30, 2000 and 1999, respectively) during the periods presented were not dilutive.

3.       MEDICARE REIMBURSEMENT REDUCTIONS AND RELATED RESTRUCTURING

         The Company derived approximately 91% of its revenues from continuing operations from the Medicare system for the three and nine months ended September 30, 2000. In 1997, Congress approved the Balanced Budget Act ("BBA"), which established an Interim Payment System ("IPS") that provided for the lowering of reimbursement limits for home health visits until the Prospective Payment System ("PPS") was implemented on October 1, 2000. For cost reporting periods beginning on or after October 1, 1997, Medicare reimbursed home health agencies' cost limits were determined as the lesser of (i) their actual costs,
(ii) per visit cost limits based on 105% of national median costs of freestanding home health agencies, or (iii) a per beneficiary limit determined for each specific agency based on whether the agency was an "old" or "new" provider. An old provider was defined as an agency which existed for a twelve month cost report period ending in Federal FY 1994. The Company currently has agencies that qualify as "old" providers and agencies that qualify as "new" providers under the guidelines. An old provider per beneficiary limit is based on 75% of 98% of the 1994 agency cost adjusted for inflation, plus 25% of 98% of a regional average as determined by Health Care Financing Administration ("HCFA"). A new provider per beneficiary limit was based on a national average, as determined by HCFA, adjusted for regional labor costs. The schedule of per visit limits for cost reporting periods ended on or after October 1, 1997 was published by HCFA in January, 1998 and the schedule of per-beneficiary limits for cost reporting periods beginning on or after October 1, 1997 was published in March, 1998, by HCFA. The new IPS cost limits apply to the Company for the cost reporting periods beginning January 1, 1998 and remained in effect until the implementation of PPS on October 1, 2000.

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

         In October 1999, HCFA issued proposed regulations for PPS. On June 28, 2000, HCFA issued the final rules for PPS which were effective for all Medicare-certified home health agencies on October 1, 2000. The final regulations establish payments based on episodes of care. An episode is defined as a length of care up to sixty days with multiple continuous episodes allowed under the rule. The services covered by the episode payment include all disciplines of care, in addition to medical supplies, within the scope of the home health benefit. A standard episode payment has been established at $2,115 per episode for federal fiscal year 2001, to be adjusted by a case mix adjuster consisting of eighty (80) home health resource groups ("HHRG") and the applicable geographic wage index. The standard episode payment may be subject to further individual adjustments due to low utilization, intervening events and other factors. Providers are allowed to make a request for anticipated payment at the start of care equal to 60% of the expected payment for the initial episode and 50% for each subsequent episode. The remaining balance due to the provider will be paid following the submission of the final claim at the end of the episode. In contrast to the cost-based reimbursement system currently in place whereby providers' reimbursement is limited, among other things, to their actual costs, episode payments will be made to providers regardless of the cost to provide care, except with regard to certain outlier provisions. As a result, the Company expects that home health agencies will have the opportunity to be profitable under this system; however, there can be no assurance to what degree the Company will be profitable or that Medicare reimbursement laws, rules and regulations will not be interpreted or modified through future legislation in a manner adverse to the Company's business and future plans.

4.       DISCONTINUED OPERATIONS

         In August 1999, the Company adopted a formal plan to sell all of its interests in its six outpatient surgery and four infusion therapy divisions. The Company's strategic plan is to become a focused home health nursing company.

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

         In May 2000, the Company decided, after a thorough evaluation of historical financial results and available divestiture opportunities, to close one infusion therapy location. In connection with this closure, the Company recorded a goodwill impairment of $1,252,000 in the quarter ended June 30, 2000. Concurrently, the Company re-evaluated the goodwill recorded for the remaining infusion therapy locations, resulting in an additional goodwill impairment of $519,000.

         On August 9, 2000, the Company through its wholly-owned subsidiaries, Amedisys Alternate-Site Infusion Therapy Services, Inc. ("AASI") and PRN, Inc. ("PRN"), sold, by a Bill of Sale and Asset Purchase Agreement, certain assets, subject to the assumption of certain liabilities, of AASI and PRN, to Park Infusion Services, LP ("Park Infusion"). The transaction had an effective date of August 1, 2000. Neither the Company, its affiliates nor its directors and officers had any material relationship with Park Infusion prior to this transaction. Subject to certain post-closing adjustments, the Company received $1,750,000, calculated using a multiple of EBITDA, paid immediately to the Company at closing. Subject to certain exceptions, the assets sold consisted primarily of all furniture, fixtures and equipment; inventory and supplies on hand or in transit; service and provider contracts; business contracts; intellectual and intangible assets; transferable licenses, permits and approvals; capital and operating leases; telephone and facsimile numbers; customer and supplier lists; books and records; goodwill; deposits; prepaid expenses; claims and rights associated with all purchased assets; and other privileges, rights, interests, properties and assets. Park Infusion assumed certain liabilities arising from operations from and after the closing date. The Company recorded a pre-tax gain of $1,114,000 as a result of this transaction in the quarter ended September 30, 2000. The Company filed a Current Report on Form 8-K with the SEC on August 23, 2000 with regard to this transaction.

         Summarized financial information for the discontinued operations is as follows (in 000's):

                                                      For the three months                  For the nine months
                                                       ended September 30                    ended September 30
                                                   ---------------------------           ---------------------------
                                                     2000               1999               2000               1999
                                                   --------           --------           --------           --------

Outpatient Surgery Division:

   Service Revenue                                 $    815           $  1,956           $  2,396           $  6,113

   Income (Loss) from Discontinued
      Operations before Provision for
      Income Taxes                                 $     (4)          $    635           $    371           $  1,385

   Income (Loss) from Discontinued
      Operations Net of Income Taxes               $     (4)          $    419           $    371           $    914

   Gain on Sale of Discontinued
      Operations before Provision for
      Income Taxes                                 $     --           $  6,165           $  2,665           $  6,165

   Gain on Sale of Discontinued
      Operations Net of Income Taxes               $     --           $  6,165           $  2,509           $  6,165

Infusion Therapy Division:

   Service Revenue                                 $    478           $  1,649           $  4,485           $  5,556

   (Loss) from Discontinued Operations
      before Provision for Income Taxes            $   (404)          $   (790)          $ (3,178)          $ (1,877)

   (Loss) from Discontinued Operations
      Net of Income Taxes                          $   (404)          $   (521)          $ (3,178)          $ (1,239)

   Gain on Sale of Discontinued
      Operations before Provision for
      Income Taxes                                 $  1,114           $     --           $  1,114           $     --

   Gain on Sale of Discontinued
      Operations Net of Income Taxes               $  1,114           $     --           $  1,114           $     --

  Staffing Division:

     Service Revenue                               $     --           $     --           $     --           $     --

     (Loss) from Discontinued Operations
        before Provision for Income Taxes          $     --           $     --           $     --           $   (232)

     (Loss) from Discontinued Operations
        Net of Income Taxes                        $     --           $     --           $     --           $   (232)

  DME / Management Services Divisions:

     Service Revenue                               $     --           $     --           $     --           $     --

     (Loss) from Discontinued Operations
        before Provision for Income Taxes          $      1           $   (289)          $      1           $   (386)

     (Loss) from Discontinued Operations
        Net of Income Taxes                        $      1           $   (289)          $      1           $   (386)

  Total Discontinued Operations:

     Service Revenue                               $  1,293           $  3,605           $  6,881           $ 11,669

     Income (Loss) from Discontinued
        Operations before Provision for
        Income Taxes                               $   (407)          $   (444)          $ (2,806)          $ (1,110)

     Income (Loss) from Discontinued
        Operations Net of Income Taxes             $   (407)          $   (391)          $ (2,806)          $   (943)

   Gain on Sale of Discontinued
      Operations before Provision for
      Income Taxes                                 $  1,114           $  6,165           $  3,779           $  6,165

   Gain on Sale of Discontinued
      Operations Net of Income Taxes               $  1,114           $  6,165           $  3,623           $  6,165



         Included in the accompanying Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999 are the following assets and liabilities relating to the discontinued operations (in 000's):

                                           September 30,      December 31,
                                               2000              1999
                                           -------------      ------------

Cash                                          $   (39)          $   221

Accounts Receivable                               535               555

Prepaid Expenses                                   18                41

Inventory and Other Current Assets                149               365
                                              -------           -------

Current Assets Held for Sale                  $   663           $ 1,182
                                              =======           =======

Property                                      $   759           $ 1,711

Other Assets                                        8             1,813

Investments                                       320               738
                                              -------           -------

Long-term Assets Held for Sale                $ 1,087           $ 4,262
                                              =======           =======

Accounts Payable                              $    68           $   138

Accrued Payroll                                    46                44

Accrued Other                                      49                38

Notes Payable                                      63               288

Current Portion of Long-term Debt                 192               209

Current Portion of Obligations under
  Capital Leases                                   25                89

                                              -------           -------

Current Liabilities Held for Sale             $   443           $   806
                                              =======           =======

Long-term Debt                                $   995           $ 1,252

Obligations under Capital Leases                   --                23
                                              -------           -------

Long-term Liabilities Held for Sale           $   995           $ 1,275
                                              =======           =======

5.       NOTES PAYABLE

         Notes payable consists primarily of an asset-based line of credit with availability, depending on collateral, of up to $25 million with NCFE and borrowings under a revolving bank line of credit of $750,000. The $25 million asset-based line of credit, which expires December 31, 2001, is collateralized by eligible accounts receivable of the home health care nursing division and as of September 30, 2000, had an outstanding balance of $1,287,000 with no amounts available under this line of credit. Eligible receivables are defined as receivables, exclusive of workers' compensation and self-pay, that are aged less than 181 days. The effective interest rate on this line of credit was 17.19% for the nine months ended September 30, 2000.

         The revolving bank line of credit of $750,000 bears interest at 10.5%. At September 30, 2000, $63,000 was outstanding on the line of credit and no amounts were available. This line of credit has scheduled monthly principal payments of $25,000 plus accrued interest, with the balance due December 5, 2000. The line of credit is collateralized by eligible receivables in outpatient surgery and physician notes receivable. Eligible receivables are defined principally as accounts aged less than 90 days. Due to the anticipated divestiture of the outpatient surgery division, this line of credit is included in Current Liabilities Held for Sale in the Consolidated Balance Sheets.

6.       LONG-TERM DEBT CLASSIFIED AS CURRENT

         Long-term debt classified as current of $15,461,000 at December 31, 1999 consisted of a note payable to Columbia/HCA as a result of the acquisition of home health agencies consummated in November 1998. Effective September 30, 1999, the Company and Columbia/HCA executed an agreement to modify the terms of this note. Quarterly principal and accrued interest payments are due beginning April 30, 2001, with the balance of the note due, subject to certain prepayment provisions in the agreement, on July 31, 2004. Under the loan modification agreement, the Company may be required to pre-pay certain amounts depending upon the Company's excess cash flows as defined in the agreement. These amounts, if due, are payable 45 days after the end of each fiscal year ending after October 1, 1999 and prior to July 30, 2004. The agreement also restricts, among other things, the Company's ability, subject to certain exceptions, to incur additional indebtedness, to acquire other businesses, or to sell or transfer any of the Company's property unless the net cash proceeds is applied to repay the outstanding principal and accrued interest on the note. In addition, the note contains a material adverse effect clause which provides Columbia/HCA the ability to require immediate payment of the outstanding principal and accrued interest should the Company experience a material adverse change. A material adverse change includes, but is not limited to, a material and adverse change in the Company's financial condition, business operations, or the value of the secured collateral.

         Due to the significant operating losses incurred during both 1999 and 1998, the various prepayment provisions within the note agreement itself, and the subjectivity of the material adverse effect clause, the Company reflected the amount due Columbia/HCA as a current liability in the Consolidated Balance Sheets as of December 31, 1999 and March 31, 2000.

         In the accompanying Consolidated Balance Sheet as of September 30, 2000, this note payable is reflected as Long-term Debt in accordance with the repayment terms of the note agreement. This note was reclassified during the second quarter of 2000 due to the overall stabilization of the Company's operating losses during the first two quarters of 2000, the receipt of waivers from Columbia/HCA from application of the net proceeds from the divestitures completed to date as payment towards the balance on the note, and discussions with representatives of Columbia/HCA at which time Columbia/HCA verbally indicated that they had no intention of invoking the material adverse effect clause through December 31, 2000.

7.       LONG-TERM DEBT

         Long-term debt consists primarily of a $14 million note plus accrued interest of $2.6 million payable to Columbia/HCA, a $1.2 million note payable to Merrill Lynch, a $1 million note payable to CareSouth Home Health Services, Inc. ("CareSouth"), $1 million in notes payable to individuals, and various other notes.

         See Note 6 for a discussion of the $14 million note payable to Columbia/HCA.

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

         The Company makes monthly principal and interest payments of $27,000 on the $1.2 million note to Merrill Lynch, which is secured by equipment located at one surgery center and is due in April, 2002. Due to the anticipated divestiture of the outpatient surgery division, this note is classified as Held for Sale in the Consolidated Balance Sheets.

8.       AMOUNTS DUE TO AND DUE FROM MEDICARE

         The Company records Medicare revenues at the lower of actual costs, the per visit cost limit, or a per beneficiary cost limit on an individual provider basis. Ultimate reimbursement under the Medicare program is determined upon review of the annual cost reports. As of September 30, 2000, the Company has an aggregate payable to Medicare of $16.6 million, resulting from interim cash receipts in excess of expected reimbursement. In the accompanying Consolidated Balance Sheets as of September 30, 2000, the amounts due to Medicare within one year of $9.2 million is netted against accounts receivable. The amount payable to Medicare in excess of one year of $7.4 million is shown as Long-term Medicare Liabilities. The Medicare program has committed to the automatic approval of a 36 month extended repayment schedule for any Medicare-certified home health agency which submits such a request and has a payment due to Medicare as a result of IPS, subject to certain exceptions.

9.       CAPITAL STOCK

         In accordance with the terms of conversion of the Company's Series A Preferred Stock as stated in the Series A Preferred Stock Conversion Agreement, two unrelated preferred shareholders converted a total of 120,000 preferred shares into 400,000 shares of Company Common Stock during the three months ended September 30, 2000. The conversion rate for the preferred shares was $3.33.

10.      SUBSEQUENT EVENTS

         Effective October 1, 2000, the Company acquired through its wholly-owned subsidiary Amedisys Northwest Home Health, Inc. certain assets and liabilities of Northwest Home Health Agency, Inc. and Georgia Mountains Homecare Services, Inc. (collectively, "Northwest"). The assets acquired consisted primarily of cash and cash equivalents; accounts receivable; benefits of any prepaid items; inventory; furniture, fixtures, and equipment; computer software; telephone and facsimile numbers; all rights, title, and interests in third party agreements, services agreements, or other contracts; all assignable permits, provider numbers, certificates, licenses, franchises, and authorizations; trade name used; all patents, copyrights, trade secrets, service marks, and any other intellectual property; and the goodwill and going concern of Northwest. The liabilities assumed consisted of Northwest's actual and contingent liabilities and obligations relating to Northwest's business or any of the acquired assets, excluding all actual and contingent liabilities and obligations of Northwest arising from or related to Northwest's 403(a) and 403(b) retirement plans. The purchase price was the assumption of the above-mentioned liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto (the "Notes") appearing in Item 1 and the Consolidated Financial Statements for 1999, Notes, and the related Management's Discussion and Analysis.

GENERAL

         Amedisys, Inc. is a leading multi-state provider of home health care nursing services. The Company operates fifty home care nursing offices, two ambulatory surgery centers, and one corporate office in the southern and southeastern United States. In August 1999, the Company adopted a formal plan to sell all of its interests in its ambulatory surgery and infusion therapy divisions, and it has sold all of such interests other than two ambulatory surgery centers. See Note 4, Discontinued Operations, for a discussion of the sales. The Company's strategic plan is to become a focused home health nursing company.

RESULTS OF OPERATIONS

         Revenues. Net revenues decreased $2,079,000 or 9% and $5,090,000 or 7% for the three and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. This decrease was attributed to a decrease in visits of 84,443 or 26.5% from 318,129 for the three months ended September 30, 1999 to 233,686 for the three months ended September 30, 2000 and a decrease in visits of 124,025 or 12.9% from 963,723 for the nine months ended September 30, 1999 to 839,698 for the nine months ended September 30, 2000. The decrease in visits is primarily attributable to the implementation of Disease State Management Programs which are diagnosis-specific treatment protocols implemented by each agency. These protocols implement standardized treatment plans for patients to reach a quality outcome in the most efficient manner possible.

         Cost of Revenues. Cost of revenues decreased 7% and 8% for the three and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. This decrease is primarily attributed to a reduction in visit volume as noted above. As a percentage of net revenues, cost of revenues increased 1% to 47% for the three month period ended September 30, 2000 as compared to the same period in 1999 and decreased 1% to 47% for the nine month period ended September 30, 2000 as compared to the same period in 1999.

         General and Administrative Expenses ("G&A"). G&A decreased by 8% and
6% for the three and nine months ended September 30, 2000 as compared to the same periods in 1999. This decrease is primarily attributed to the restructuring efforts implemented during the latter part of 1999 following the acquisition of certain Columbia/HCA home health care agencies in the latter part of 1998, as described in Note 2 (the "Restructuring").


         Operating (Loss). The Company had an operating loss of $859,000 for the three months ended September 30, 2000 as compared to a loss of $615,000 for the three months ended September 30, 1999. This increase in operating loss of $244,000 or 40% is primarily due to a decrease in service revenue as described above offset by a decrease in G&A as described above. The Company had a loss of $2,496,000 for the nine months ended September 30, 2000 as compared to a loss of $2,628,000 for the nine months ended September 30, 1999. The reduction in operating losses of $132,000 or 5% is mainly attributed to the Restructuring.


         Other Income and Expenses. Other expenses, net decreased $1,502,000 from $2,112,000 for the three months ended September 30, 1999 to $610,000 for the three months ended September 30, 2000 and $1,680,000 from $3,387,000 for the nine months ended September 30, 1999 to $1,707,000 for the nine months ended September 30, 2000 due to a one-time write-off of goodwill of approximately $1.8 million related to the sale of certain home health care agencies acquired from Columbia/HCA in the latter part of 1998.

         Discontinued Operations. Discontinued operations, net of income taxes, is $707,000 for the three months ended September 30, 2000 which consists of a loss from operations of $407,000 offset by a gain on the sale of the Infusion Division of $1,114,000 as compared to income of $5,774,000 for the three months ended September 30, 1999 which consists of a loss from operations of $391,000 offset by a gain on the sale of two ambulatory surgery centers of $6,165,000. Discontinued operations, net of income taxes, is $817,000 for the nine months ended September 30, 2000 which consists of a loss from operations of $2,806,000 offset by a gain on the sale of the Infusion Division of $1,114,000 and a gain on the sale of Park Place Surgery Center of $2,509,000 as compared to income of $5,222,000 for the nine months ended September 30, 1999 which consists of a loss from operations of $943,000 offset by a gain on the sale of two outpatient surgery centers of $6,165,000.

FINANCIAL CONDITION

         The Company's principal capital requirements are for additional working capital to fund current cash requirements of the Company. The Company recorded operating losses thus far in 2000 and for the years ended December 31, 1999 and 1998 and has had negative cash flow from operations. The negative cash flow from operations is largely attributable to the changes in Medicare reimbursement as a result of IPS which were effective January 1, 1998 for the Company. The operating losses and negative cash flow from operations have impacted the availability of the Company's current financing sources and have decreased the Company's overall liquidity position. With the implementation of PPS on October 1, 2000, the Company believes it will generate a positive cash flow from operations beginning in the fourth quarter of 2000 sufficient to meet its current and anticipated cash needs. See Note 2 for a discussion of IPS and PPS. In addition, the Company has two ambulatory surgery centers remaining to divest in accordance with the strategy adopted during 1999 (see Note 6 for certain restrictions on disposition of assets under the Columbia/HCA note agreement).

         For a description of Notes Payable and Long-term Debt, see Notes 5, 6, and 7. For a discussion of Amounts Due Medicare, see Note 8.

         The Company's operating activities used $1,352,000 in cash during the nine month period ended September 30, 2000, whereas such activities used $17,866,000 in cash during the same period in 1999. Cash used by operating activities for 2000 is attributed to an increase in accrued expenses of $1,479,000, a decrease in accounts receivable of $468,000, the write off of goodwill of $1,771,000, depreciation and amortization expense of $2,101,000 and provision for bad debts of $1,622,000 offset by a net loss of $3,386,000, a gain on the sale of Company operations of $3,779,000, a decrease in accounts payable of $727,000 and a change in deferred revenue of $1,589,000.

         The Company's investing activities provided $5,033,000 for the nine month period ended September 30, 2000, whereas investing activities provided $10,429,000 for the nine month period ended September 30, 1999. Cash provided by investing activities in 2000 is attributed to proceeds from the sale of the Company's discontinued operations of $4,949,000, proceeds from the sale of property, plant and equipment of $114,000 and an increase in minority interest in subsidiary of $214,000, offset by purchases of property, plant and equipment of $244,000.

         Financing activities used cash during the nine month period ended September 30, 2000 of $478,000, whereas such activities provided $10,536,000 during the same period in 1999. Cash used by financing activities in 2000 is attributable to net borrowings on line of credit agreements of $3,856,000 and payments on notes payable and capital leases of $3,623,000 offset by an increase in long-term Medicare liabilities of $4,895,000, proceeds from issuance of notes payable of $1,000,000 and deferred interest expense of $1,106,000.

         At September 30, 2000, the Company had negative working capital of $6,122,000 and a stockholders' equity deficit of $12,502,000. With the implementation of PPS on October 1, 2000, the Company believes that it will generate positive cash flow from operations in the fourth quarter of 2000. In addition, the Company has two remaining ambulatory surgery centers to divest in accordance with the strategy adopted during 1999. The Company is currently in various stages of divesting these assets and anticipates, based on estimates of current market values for these assets and the purchase price of transactions completed (see Note 4), to generate in excess of $3.1 million cash (subject to the release of certain restrictions on indebtedness and dispositions of assets imposed under the note agreement executed between the Company and Columbia/HCA) in the fourth quarter of 2000. For the divestitures completed in 1999 and thus far in 2000, Columbia/HCA allowed sales to occur without requiring the net cash proceeds from the sales to be applied toward the note payable, however, there can be no assurances that it will do so in the future (see Long-term Debt footnote).

         The Company does not believe that inflation has had a material effect on its results of operations for the three and nine month periods ended September 30, 2000.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No material developments have occurred on the legal proceedings last reported in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999.

ITEM 2.  CHANGES IN SECURITIES

         In accordance with the terms of conversion of the Company's Series A Preferred Stock as stated in the Series A Preferred Stock Conversion Agreement, two unrelated preferred shareholders converted a total of 120,000 preferred shares into 400,000 shares of Company Common Stock during the three months ended September 30, 2000. The conversion rate for the preferred shares was $3.33. Issuance of the Common Stock was exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         The independent auditors' report dated March 15, 2000, included as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, expressed a qualified opinion with an explanatory paragraph due to the substantial doubt about the Company's ability to continue as a going concern as a result of significant recurring losses from operations and a deficit in stockholders' equity of $10,186,000 at December 31, 1999. In addition, management's projections indicated that continuing operations would generate negative cash flow and certain assets sales would have to take place in order to sustain operations through December 31, 2000. Subsequent to March 15, 2000, the Company completed the sale of several non-core assets (see Discontinued Operations footnote) along with other events. As a result of these transactions, the auditors' opinion on the 1999 financial statements is no longer qualified. The Company filed an Annual Report on Form 10-K/A for the year ended December 31, 1999 with the SEC on September 1, 2000 as a result of this change.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

Exhibit
   No.              Identification of Exhibit

3.1(1)   -          Certificate of Incorporation

3.2(1)   -          Bylaws

4.1(1)   -          Certificate of Designation for the Series A Preferred Stock

4.2(2)   -          Common Stock Specimen

4.3(2)   -          Preferred Stock Specimen

4.4(2)   -          Form of Placement Agent's Warrant Agreement

4.5(3)   -          Series A Preferred Stock Conversion Agreement Specimen

4.6(3)   -          Certificate of Amendment of Certificate of Designation
                    Specimen

4.7(4)   -          Shareholder Rights Agreement

21.1(2)  -          List of Subsidiaries

27.1(5)  -          Financial Data Schedule


(1) Previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1994.

(2) Previously filed as an exhibit to the Registration Statement on Form S-3 dated March 11, 1998.

(3) Previously filed as an exhibit to the Quarterly Report on Form 10-Q/A for the period ended June 30, 1999.

(4) Previously filed as an exhibit to the Current Report on Form 8-K dated June 16, 2000 and the Registration Statement on Form 8-A dated June 16, 2000.

(5)      Filed herewith.

         (b) Report on Form 8-K

         The Company filed a Current Report on Form 8-K with the SEC on August 23, 2000 in connection with the sale of the Infusion division effective August 1, 2000. Pro forma financial information, required pursuant to Article 11 of Regulation S-X, was included in the filing. The pro forma financial information was comprised of a pro forma consolidated balance sheet as of June 30, 2000, a pro forma consolidated statement of operations for the periods ended June 30, 2000 and December 31, 1999, and explanatory notes.

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

DATE: November 14, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

3.1(1)   -          Certificate of Incorporation

3.2(1)   -          Bylaws

4.1(1)   -          Certificate of Designation for the Series A Preferred Stock

4.2(2)   -          Common Stock Specimen

4.3(2)   -          Preferred Stock Specimen

4.4(2)   -          Form of Placement Agent's Warrant Agreement

4.5(3)   -          Series A Preferred Stock Conversion Agreement Specimen

4.6(3)   -          Certificate of Amendment of Certificate of Designation
                    Specimen

4.7(4)   -          Shareholder Rights Agreement

21.1(2)  -          List of Subsidiaries

27.1(5)  -          Financial Data Schedule


(1) Previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1994.

(2) Previously filed as an exhibit to the Registration Statement on Form S-3 dated March 11, 1998.

(3) Previously filed as an exhibit to the Quarterly Report on Form 10-Q/A for the period ended June 30, 1999.

(4) Previously filed as an exhibit to the Current Report on Form 8-K dated June 16, 2000 and the Registration Statement on Form 8-A dated June 16, 2000.

(5)      Filed herewith.