Form 10-K
period 2000-12-31
AMEDISYS INC
filed 2001-03-19
CIK 896262

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000

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

                           11100 MEAD ROAD, SUITE 300
                          BATON ROUGE, LOUISIANA 70816
          (Address of principal executive offices, including zip code)

                        (225) 292-2031 or (800) 467-2662
              (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                    Common Stock, par value $.001 per share

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price as quoted by the OTC Bulletin Board on March 12, 2001 was $26,522,000. As of March 12, 2001 registrant has 5,644,181 shares of Common Stock outstanding.

     Documents incorporated by reference: Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed pursuant to the Securities Exchange Act of 1934 is incorporated herein by reference into
Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I..................................................................    1
  ITEM 1.   BUSINESS....................................................    1
  ITEM 2.   PROPERTIES..................................................   14
  ITEM 3.   LEGAL PROCEEDINGS...........................................   15
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   15
PART II.................................................................   16
  ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS.....................................................   16
  ITEM 6.   SELECTED FINANCIAL DATA.....................................   17
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...................................   18
  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISKS.......................................................   23
  ITEM 8.   FINANCIAL STATEMENTS........................................   23
  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE....................................   23
PART III................................................................   23
  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   23
  ITEM 11.  EXECUTIVE COMPENSATION......................................   23
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..................................................   23
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   23
PART IV.................................................................   24
  ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K............................   24
SIGNATURES..............................................................   27
FINANCIAL STATEMENTS....................................................   28

                                     PART I

FORWARD LOOKING STATEMENTS

     When included in the Annual Report on Form 10-K or in documents incorporated herein by reference, the words "expects," "intends," "anticipates," "believes," "estimates," and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, current cash flows and operating deficits, debt service needs, adverse changes in federal and state laws relating to the health care industry, competition, regulatory initiatives and compliance with governmental regulations, customer preferences and various other matters, many of which are beyond the Company's control. These forward-looking statements speak only as of the date of the Annual Report on Form 10-K. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company's expectations with regard thereto or any changes in events, conditions or circumstances on which any statement is based.

ITEM 1. BUSINESS

GENERAL

     Amedisys, Inc., a Delaware corporation ("Amedisys" or "the Company"), is a leading multi-regional provider of home health care nursing services. The Company operates fifty home care nursing offices, one ambulatory surgery center, and one corporate office in the southern and southeastern United States.

     Amedisys was incorporated in Louisiana in 1982. In 1993, the Company became public through a merger with M & N Capital, a New York corporation. In 1994, it moved its state of incorporation from New York to Delaware. Amedisys currently trades on the OTC Bulletin Board under the symbol "AMED.OB".

     During 1999, the Company changed its strategy from providing a variety of alternate site provider health care services to becoming a leader in home health care nursing services. The Company's change of focus was largely attributed to its significant investment in this segment as a result of its acquisition of 83 home care offices from Columbia/HCA Healthcare Corporation a/k/a The Healthcare Company ("Columbia/HCA") in late 1998. A second major factor was the governmental reimbursement changes in the Medicare system that will now allow home care the opportunity to be profitable since the Prospective Payment System ("PPS") was implemented in October 2000. A third significant factor was the Company's established reputation and expertise in the field. Amedisys has over a decade of experience in home care nursing and was an early innovator in bringing technology, previously used only in acute care settings, to the home, as well as providing traditional home care services.

     Pursuant to this strategy, the Company launched a restructuring plan to divest its non-home health care nursing divisions. During the period from September, 1999 through December, 2000, the Company sold five of its six surgery centers and three infusion locations. The Company plans to achieve market dominance in the southern and southeastern United States by expanding its referral base by utilizing a highly trained sales force, offering specialized programs such as wound care, and completing selective acquisitions.

     The Company is continuing to systematically reduce operating costs. Converting its method of nurse pay to a variable or per visit rate rather than fixed or salary system, utilizing economies of scale, and reducing corporate overhead are significant cost reduction measures undertaken by the Company. Business functions which are not considered part of the core business have been outsourced and management layers have been streamlined.

     The Company's business model has been developed to be successful under PPS. The Company has implemented disease state management programs and clinical protocols as well as supporting technology to monitor and report outcome data, to standardize care, and to ensure quality outcomes. Using clinical managers to assess and track patient progress and highly skilled nurses to deliver care are also important components of the overall plan.

DEVELOPMENTS

  Acquisitions

     In November, 1998, the Company signed a definitive agreement to purchase certain assets, subject to the assumption of certain liabilities, of 83 home care offices, including 35 provider numbers of Columbia/HCA, located in Alabama, Georgia, Louisiana, North Carolina, Oklahoma, and Tennessee. Assets located in Louisiana and Oklahoma were acquired on November 16, 1998, and the remaining assets were acquired on December 1, 1998. Assuming the Columbia/HCA acquisition occurred on January 1, 1998, unaudited pro forma information for the year ended December 31, 1998, which is not necessarily indicative of future operating results, is as follows (in 000's, except per share information).

                                                              TWELVE MONTHS ENDED
                                                               DECEMBER 31, 1998
                                                              -------------------
Net Service Revenue.........................................       $150,645
Operating (Loss)............................................        (50,456)
(Loss) before Discontinued Operations.......................        (43,292)
Net (Loss)..................................................        (41,453)
Net (Loss) per Common Share.................................         (13.48)

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

     Effective November 17, 2000, the Company acquired through its wholly-owned subsidiary Amedisys Home Health, Inc. of Florida certain assets and liabilities of Mid-Florida Home Health Services from Winter Haven Hospital, Inc. The assets acquired consisted primarily of all furniture, fixtures, equipment and leasehold improvements; supplies; inventory; lists of current patients, mailing lists, business records, and telephone numbers; goodwill and going concern; benefits of all maintenance agreements, association dues, advertising, design, fees, rent services, or interest; all rights, to the extent assignable, to the ownership, development and operations of the Agencies including the Medicare and Medicaid Provider Numbers; technical outlines, records, and software and other technology including contracts, licenses, authorizations and permits; and all trade secrets, inventions, patents, copyrights, trademarks and other intangible assets including the right to use the trade name "Mid-Florida Home Health Services" for a period of ninety days after the effective date. The liabilities assumed consisted of employees' paid time-off balances ("PTO") and obligations under capital and operating leases. In consideration for the acquired assets and liabilities, the Company paid $975,000 cash, less PTO, at the time of closing and executed a promissory note in the amount of $975,000 bearing an annual interest rate of 7% and payable in 36 monthly principal and interest installments of $30,105.

     Effective March 1, 2001, the Company acquired through its wholly owned subsidiary Amedisys Home Health, Inc. of Alabama, certain assets and liabilities of Seton Home Health Services, Inc. ("Seton") from Seton Health Corporation of North Alabama. The assets acquired consisted primarily of all furniture, fixtures, equipment (except computer equipment and printers) and leasehold improvements; supplies; inventory; lists of present and former patients and mailing lists; vendor lists; employee records; telephone numbers and listings; intangibles and other rights and privileges; leasehold interest in the locations; goodwill and going concern; rights under certain agreements; rights under all contracts including capital leases and non-competition agreements; licenses and permits relating to ownership, development and operations; and rights under Medicare and Medicaid Provider Agreements. The liabilities assumed consisted of accrued, but unused employee vacation and obligations under operating leases. In consideration for the acquired assets and liabilities, the Company paid $440,000 cash, which represents a purchase price of $475,000 less the estimated value of accrued vacation time.

  Dispositions and Discontinued Operations

     In the accompanying Statements of Operations for each of the three years ended December 31, 2000, the Company has reflected its staffing, management services, outpatient surgery, and infusion therapy divisions as discontinued operations.

     On September 21, 1998, the Company sold certain assets, subject to the assumption of certain liabilities, of its wholly-owned subsidiaries of Amedisys Staffing Services, Inc., Amedisys Nursing Services, Inc., and Amedisys Home Health, Inc. to Nursefinders, Inc. The Company had no material relationship with Nursefinders, Inc. prior to this transaction. The purchase price was $7,200,000. The Company has agreed to a five year non-competition covenant. At closing, $6,480,000 was paid with the balance of $720,000 placed in an escrow account for a ninety day period. The escrow balance plus approximately $19,000 of interest was distributed to the Company (approximately $365,000) and Nursefinders (approximately $374,000) at December 31, 1999. Of the amount distributed to Nursefinders, approximately $174,000 represented amounts applied to principal and interest payments due Nursefinders by the Company pursuant to a note payable. The Company recorded a pre-tax gain of $5,041,000 on the sale. The Company filed a Current Report on Form 8-K with the SEC on October 5, 1998 with regard to this transaction.

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

     On January 1, 1999, the Company sold all of the issued and outstanding stock of Amedisys Durable Medical Equipment, Inc. d/b/a Care Medical and Mobility ("ADME") to Ace Drug Medical Equipment, Inc. ("ACE"), a Texas corporation. ACE acquired substantially all of the assets and liabilities of ADME. The sales price was $672,385 of which $100,000 was paid at closing; $418,318 was payable pursuant to a two year note in eight equal quarterly payments of principal and interest at prime plus 2%, adjusted annually; and $154,067 was payable pursuant to a one year note, payable in four quarterly payments of principal plus accrued interest at prime plus 2%. Total principal and interest payments due to the Company as of March 15, 2001 totaled $572,000. As of March 16, 2001, these payments have not been received by the Company. As a result, the Company has fully reserved for these notes as of December 31, 2000. This disposition did not have a material effect on net revenues or income of the Company.

     In August 1999, the Company adopted a formal plan to sell all of its interests in its outpatient surgery and infusion therapy divisions. The Company's strategic plan was to become a focused home health nursing company. As of December 31, 2000, the Company has divested of its entire infusion therapy division and all of its outpatient surgery centers with the exception of one surgery center in Hammond, Louisiana. A discussion of the sales that have occurred since the adoption of the plan is as follows.

     Effective September 1, 1999, by an Asset Purchase Agreement, the Company sold certain assets, subject to the assumption of certain liabilities, of its wholly-owned subsidiary, Amedisys Surgery Centers, L.C. ("ASC"), to United Surgical Partners International, Inc. ("USP"). The assets and liabilities sold related to two free-standing outpatient surgery centers operated by ASC, Amedisys Surgery Center of Pasadena and Amedisys Surgery Center of South Houston (the "Surgery Centers"). The assets of the Surgery Centers were acquired by two Texas Limited Partnerships organized by USP and its wholly-owned subsidiaries. The Company and its affiliates had no material relationship with USP prior to this transaction. In consideration for the assets of the Surgery Centers, ASC received $11,000,000. At closing, $10,562,000 was paid immediately to the Company with a three-month $300,000 note receivable due in monthly installments of $100,000 plus interest at an effective interest rate of 10%. The Company has received payments of $205,000 on this note receivable and, as a result of the final sale adjustments, has offset the remaining balance against the gain recorded. In addition to cash consideration, USP agreed to pay off certain creditors of ASC for debts related to the Surgery Centers of $1,101,083. The Company recorded a pre-tax gain of $9,417,000 as a result of this transaction. The Company filed a Current Report on Form 8-K with the SEC on September 15, 1999 with regard to this transaction.

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

     On April 28, 2000, the Company, Park Place Surgery Center, LLC ("Park Place"), and the remaining Members of Park Place Surgery Center ("Physician Members") entered into an agreement for the purchase and sale of the Company's 20% membership interest in Park Place, an outpatient surgery center in Lafayette, Louisiana, to the Physician Members. The purchase price of $3,200,000 cash was paid to the Company at closing. The Company received a final partnership distribution of $165,000 in May 2000. The Company and the Physician Members had no material relationship prior to the transaction, except by virtue of their membership interest in Park Place and that the Company and some Physician Members served on the Board of Directors of Park Place. At the closing, the management agreement existing between the Company and Park Place was also terminated. The Company recorded a pre-tax gain of $2,665,000 as a result of this transaction in the quarter ended June 30, 2000. The Company filed a Current Report on Form 8-K with the SEC on May 11, 2000 with regard to this transaction.

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

     On August 9, 2000, the Company, through its wholly-owned subsidiaries, Amedisys Alternate-Site Infusion Therapy Services, Inc. ("AASI") and PRN, Inc. ("PRN"), sold, by a Bill of Sale and Asset Purchase Agreement, certain assets, subject to the assumption of certain liabilities, of AASI and PRN, to Park Infusion Services, LP ("Park Infusion"). The transaction had an effective date of August 1, 2000. Neither the Company, its affiliates nor its directors and officers had any material relationship with Park Infusion prior to this transaction. Subject to certain post-closing adjustments, the Company received $1,750,000, paid immediately to the Company at closing. Subject to certain exceptions, the assets sold consisted primarily of furniture, fixtures and equipment; inventory and supplies on hand or in transit; service and provider contracts; business contracts; intellectual and intangible assets; transferable licenses, permits and approvals; capital and operating leases; telephone and facsimile numbers; customer and supplier lists; books and records; goodwill; deposits; prepaid expenses; claims and rights associated with all purchased assets; and other privileges, rights, interests, properties and assets. Park Infusion assumed certain liabilities arising from operations from and after the closing date. The Company recorded a pre-tax gain of $1,114,000 as a result of this transaction in the quarter ended September 30, 2000. The Company filed a Current Report on Form 8-K with the SEC on August 23, 2000 with regard to this transaction.

     On December 1, 2000, the Company's wholly-owned subsidiary, ASC, East Houston Physician Surgical Services, Ltd. ("Surgical Services"), and East Houston Surgery Center, Ltd. ("East Houston") entered into an agreement for the purchase and sale of the Company's 22.98% membership interest in East Houston, an outpatient surgery center in Houston, Texas, to Surgical Services. The purchase price of $1,650,000 cash was paid to the Company at closing. The Company and Surgical Services had no material relationship prior to the transaction, except by virtue of their membership interest in East Houston and that the Company and some of the member physicians served on the Board of Directors of East Houston. At the closing, the management agreement existing between the Company and East Houston was also terminated. The Company recorded a pre-tax gain of $1,307,000 as a result of this transaction in the quarter ended December 31, 2000.

     Summarized financial information for the discontinued operations is as follows (in 000's):

                                                2000      1999      1998      1997      1996
                                               -------   -------   -------   -------   -------
Staffing Division:
  Service Revenue............................  $    --   $    --   $12,607   $17,292   $12,538
  Income from Discontinued Operations before
     Provision for Income Taxes..............  $    --   $    --   $ 1,723   $ 4,139   $ 2,488
  Income from Discontinued Operations Net of
     Income Taxes............................  $    --   $    --   $ 1,137   $ 2,732   $ 1,642
  Gain on Sale of Discontinued Operations
     before Provision for Income Taxes.......  $    --   $    --   $ 5,041   $    --   $    --
  Gain on Sale of Discontinued Operations Net
     of Income Taxes.........................  $    --   $    --   $ 3,177   $    --   $    --
DME/Management Services Division:
  Service Revenue............................  $    --   $    --   $ 1,203   $ 5,100   $ 3,396
  Income (Loss) from Discontinued Operations
     before Provision for Income Taxes.......  $    --   $  (633)  $  (616)  $ 1,428   $   549
  Income (Loss) from Discontinued Operations
     Net of Income Taxes.....................  $    --   $  (612)  $  (407)  $   943   $   362
Outpatient Surgery Division:
  Service Revenue............................  $ 3,030   $ 7,075   $ 6,224   $ 6,287   $ 4,626
  Income (Loss) from Discontinued Operations
     before Provision for Income Taxes.......  $   754   $ 1,311   $   330   $(1,757)  $   983
  Income (Loss) from Discontinued Operations
     Net of Income Taxes.....................  $   754   $   865   $   218   $(1,160)  $   649
  Gain on Sale of Discontinued Operations
     before Provision for Income Taxes.......  $ 3,972   $ 9,341   $    --   $    --   $    --
  Gain on Sale of Discontinued Operations Net
     of Income Taxes.........................  $ 3,800   $ 6,165   $    --   $    --   $    --

                                                2000      1999      1998      1997      1996
                                               -------   -------   -------   -------   -------
Infusion Therapy Division:
  Service Revenue............................  $ 4,580   $ 7,616   $ 5,193   $     7   $    --
  Income (Loss) from Discontinued Operations
     before Provision for Income Taxes.......  $(4,035)  $(1,572)  $(3,464)  $  (307)  $    --
  Income (Loss) from Discontinued Operations
     Net of Income Taxes.....................  $(4,035)  $(1,037)  $(2,286)  $  (203)  $    --
  Gain on Sale of Discontinued Operations
     before Provision for Income Taxes.......  $ 1,114   $    --   $    --   $    --   $    --
  Gain on Sale of Discontinued Operations Net
     of Income Taxes.........................  $ 1,114   $    --   $    --   $    --   $    --
Total Discontinued Operations:
  Service Revenue............................  $ 7,610   $14,691   $25,227   $28,686   $20,560
  Income (Loss) from Discontinued Operations
     before Provision for Income Taxes.......  $(3,281)  $  (894)  $(2,027)  $ 3,503   $ 4,020
  Income (Loss) from Discontinued Operations
     Net of Income Taxes.....................  $(3,281)  $  (784)  $(1,338)  $ 2,312   $ 2,653
  Gain on Sale of Discontinued Operations
     before Provision for Income Taxes.......  $ 5,086   $ 9,341   $ 5,041   $    --   $    --
  Gain on Sale of Discontinued Operations Net
     of Income Taxes.........................  $ 4,914   $ 6,165   $ 3,177   $    --   $    --

     The Company has one remaining outpatient surgery center yet to sell in accordance with the divestiture plan adopted during 1999. Generally, a plan to dispose of discontinued operations must be carried out over a period not to exceed one year in order to continue to qualify for discontinued operation accounting treatment. This remaining surgery center has been involved in litigation outside of the Company's control which prevented the Company from completing a timely disposition. For this reason, the Company has continued to reflect the outpatient surgery division as discontinued operations. The Company intends to sell the remaining surgery center in 2001.

     Included in the accompanying Consolidated Balance Sheets as of December 31, 2000 and 1999 are the following assets and liabilities Held for Sale (in 000's):

                                                      DECEMBER 31, 2000   DECEMBER 31, 1999
                                                      -----------------   -----------------
Cash................................................        $ 20               $  221
Accounts Receivable.................................         510                  555
Prepaid Expenses....................................          13                   41
Inventory and Other Current Assets..................         172                  365
                                                            ----               ------
Current Assets Held for Sale........................        $715               $1,182
                                                            ====               ======
Property............................................        $681               $1,711
Other Assets........................................           8                1,813
Investments.........................................          --                  738
                                                            ----               ------
Long-term Assets Held for Sale......................        $689               $4,262
                                                            ====               ======

                                                      DECEMBER 31, 2000   DECEMBER 31, 1999
                                                      -----------------   -----------------
Accounts Payable....................................        $190               $  138
Accrued Payroll.....................................          50                   44
Accrued Other.......................................          34                   38
Notes Payable.......................................          --                  288
Current Portion of Long-term Debt...................         192                  209
Current Portion of Obligations Under Capital
  Leases............................................          14                   89
                                                            ----               ------
Current Liabilities Held for Sale...................        $480               $  806
                                                            ====               ======
Long-term Debt......................................        $966               $1,252
Obligations under Capital Leases....................          --                   23
                                                            ----               ------
Long-term Liabilities Held for Sale.................        $966               $1,275
                                                            ====               ======

  Recent Remodification of Loan

     Effective September 30, 1999, the Company and Columbia/HCA signed an agreement to modify the terms of a $14 million note payable to Columbia/HCA which was a result of the acquisition of home health agencies consummated in November 1998. The Company was to make quarterly principal and accrued interest payments beginning April 30, 2001, with the balance of the note being due, subject to certain prepayment provisions in the agreement, on July 31, 2004. Under the loan modification agreement, the Company may have been required to pre-pay certain amounts depending upon the Company having excess cash flows in the fiscal year, as defined in the agreement. These amounts, if due, were payable within 45 days after the end of each fiscal year ending after October 1, 1999 and prior to July 30, 2004. The balance on this note was presented in the financial statements as of December 31, 1999 as long-term debt classified as current due to a material adverse effect clause in the note agreement which provided Columbia/HCA the ability to require immediate payment of outstanding principal and accrued interest if the Company experienced a material adverse change. A material adverse change includes, but is not limited to a material and adverse change in the Company's financial condition, business operations, or the value of the secured collateral.

     On December 28, 2000, the Company entered into a loan agreement with NPF Capital, Inc. ("NPF") for a principal sum of up to $11,725,000. At execution, NPF paid $9,000,000 directly to Columbia/HCA for the benefit of the Company. The Company also financed $725,000 of debt issue costs under this agreement, with the remaining unfunded portion of $2,000,000 available for future acquisitions. Simultaneously, Amedisys entered into a Termination Agreement with Columbia/HCA relating to the note payable ("HCA Note"). The Termination Agreement with Columbia/HCA was effective October 1, 2000. The Termination Agreement related to that certain Credit Agreement dated November 16, 1998 and that certain promissory note dated December 1, 1998 as modified by that certain Loan Modification Agreement dated September 30, 1999. As part of this agreement, the HCA Note, which carried a balance (including accrued interest) of $16.6 million at September 30, 2000, was terminated effective October 1, 2000 for a cash payment of $9,000,000 and the execution of a warrant agreement that allows Columbia/HCA to purchase up to 200,000 shares of Amedisys' Common Stock, subject to certain conditions. These warrants have an estimated value of $344,000. As of result of these transactions, the Company has recorded an extraordinary gain of $5.8 million, net of taxes, in the fourth quarter of 2000.

     The loan agreement with NPF Capital, Inc. ("NPF Note"), an affiliate of National Century Financial Enterprises, Inc., is for a principal sum not to exceed $11,725,000 at an annual interest rate of 13.95%, adjustable in accordance with the loan agreement. At loan execution, the Company borrowed an amount ("Initial Loan Amount") equal to $9,000,000 which was paid directly to Columbia/HCA. The Initial Loan Amount is payable over a three year term with interest only payments for the first six months and monthly payments of principal and interest for the remainder of the term. The Company has available an amount not to exceed $2,000,000 ("Supplemental Loan Amount") for the acquisition of businesses, companies and/or their assets. Any Supplemental Loan Amounts received will be payable over a three year term commencing upon receipt of the Supplemental Loan Amount with thirty-six monthly principal and interest payments. The fees charged by NPF relating to the NPF Note totaled $725,000 and are payable in accordance with the payment terms of the Initial Loan Amount. The security for this note consists of all credits, deposits, account, securities or moneys, and all other property rights belonging to or in which the Company has any interest, now or hereafter, as well as every other liability now or hereafter existing of the Company, absolute or contingent, due or to become due. In addition, the net cash proceeds received from the divestiture of the Company's one remaining surgery center are payable to NPF.

  Segment Information

     The Company's principal source of revenue is derived from home health care services. The Company's Statements of Operations for the Years Ended December 31, 2000, 1999, and 1998, attached hereto and referenced in Item 8 herein and the "Dispositions and Discontinued Operations" section above, contains financial information on this segment. The financial information for the years ended December 31, 1999, 1998, 1997 and 1996 have been reflected as continuing and discontinued operations as a result of the Company's decision to reflect its staffing, management services, outpatient surgery, and infusion therapy divisions as discontinued operations. Financial information on the segments is treated as discontinued operations as stated above.

INDUSTRY OVERVIEW

     As national health care spending continues to outpace the rate of inflation and the population of older Americans increases at a faster rate, alternatives to costly hospital stays will be in even greater demand. Managed care, Medicare, Medicaid and other payor pressures continue to drive patients through the continuum of care until they reach a setting where the appropriate level of care can be provided most cost effectively. Over the past several years, home health care has evolved as an acceptable and often preferred alternative in this continuum. In addition to patient comfort and convenience, substantial cost savings can usually be realized through treatment at home as an alternative to traditional institutional settings. The continuing economic pressures within the health care industry and the reimbursement changes dictated by the Balanced Budget Act of 1997 ("BBA"), have forced providers of home health care services to closely examine and often modify the manner in which they provide patient care and services. To survive under the Interim Payment System ("IPS"), companies were challenged with streamlining operations and modifying staffing models to manage costs and operate successfully. As we have now moved into PPS, effective October 1, 2000, those pressures continue to exist. However, those companies who successfully operate with effective business models can provide patient care and manage costs under this reimbursement system.

     Traditionally, the home health care industry has been highly fragmented, comprised primarily of "mom and pop" local home health agencies offering limited services. These local providers often do not have the capital necessary to expand their operations or services and are often not able to achieve the efficiencies to compete effectively. With the implementation of IPS and other provisions of the BBA, the home health care industry has experienced major consolidation for the first time in its history. Further, with PPS recently implemented, we continue to experience closures/consolidations in the home nursing sector.

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

          Expand Its Service Base. The Company has targeted selected markets in the southern and southeastern United States. Through the expansion of its services and development of niche programs, it plans to dominate these markets, to increase utilization of its services by payors and referral sources, and to enhance its overall market position.

          Expand Its Referral Base. It is anticipated that revenue growth will be spurred by the Company's strategy to employ sales account executives whose sole focus will be to expand its referral base, so the Company is not dependent on relatively few physician groups in any given market.

          Capitalize on the Closure of Competitive Agencies. Keeping a pulse on agency closures (as a result of BBA) and understanding referral patterns in each of its markets allows the Company the opportunity to gain market share with no acquisition costs.

          Manage Costs Through Disease State Management. Payors are focusing on the management of patients who suffer from chronic diseases which correlate with substantial long-term costs. In 1999, the Company introduced Disease State Management programs for wound care, cardiac, and diabetics. In 2000, the Company introduced other Disease State Management programs, such as ortho/rehab, pain management, pulmonary/respiratory, pneumonia, cardio vascular accident ("CVA"), and cancer. The Company's Disease State Management programs include patient and family education and empowerment, frequent monitoring and coordinated care with other medical professionals involved in the care of the patient.

          Manage Costs Through Technology. The Company utilizes a software system that was developed internally which reduces its cost to operate its business and integrates a number of financial and operating functions into a single entry system. The software system was sold to CPII in 1998. The Company is currently utilizing the software pursuant to a licensing agreement with CPII which expires in 2004. By enhancing its operations through the use of information technology and expanded computer applications, the Company is positioned to not only operate more efficiently, but to compete in an environment increasingly influenced by cost containment.

  External Growth Strategy

     The Company's external growth strategy is to continue expansion through selected acquisitions. The Company believes that home health nursing companies are currently undervalued and provide excellent opportunities to gain additional market share. The Company's acquisition strategy is to:

          Focus on Large Hospital Systems with Internal Home Health
     Agencies. PPS, which was implemented in October 2000, eliminates the opportunities for cost-shifting by hospitals. Many hospitals are no longer interested in participating in the home health business. As a result, many have made the decision or are in the process of deciding, to sell their agencies or partner with a reputable company to provide these services. This not only provides the Company with the opportunity to acquire quality agencies, but to acquire agencies with strong physician referral bases.

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

HOME HEALTH CARE SERVICES

     Services provided in home health care include four broad categories: (1) nursing and allied health services, (2) infusion therapy, (3) respiratory therapy and, (4) home medical equipment. The National Association of Home Care ("NAHC") estimates that total spending for home care was $36 billion in 1999. Of this total, the U.S. Department of Health and Human Services estimates that approximately 85% of patients requiring home care services use nursing services (Health, United States, 1999 Health and Aging Chartbook).

     Accounting for $36 billion in expenditures in 1999, nursing and allied services represent the largest sector, or 70%, of all home health care services.

     The Company currently operates 50 home health care nursing offices consisting of 30 parent offices with Medicare provider numbers, and 20 branch offices. Serving this market for the past 9 years, the Company has built an excellent reputation based on quality care and specialty nursing services. Because its services are comprehensive, cost-effective and can be accessed 24 hours a day, seven days a week, the Company's home health care nursing services are attractive to payors and physicians. All of its offices are accredited or in the process of seeking accreditation by the Joint Commission on Accreditation of Health Care Organizations ("JCAHO"). The Company provides a wide variety of home health care services including:

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

        Private duty services such as continuous hourly nursing care and sitter services.

BILLING AND REIMBURSEMENT

     Revenues generated from the Company's home health care services are paid by Medicare, Medicaid, private insurance carriers, managed care organizations, individuals, and other local health insurance programs. Medicare is a federally funded program available to persons with certain disabilities and persons aged 65 or older. Medicaid, a program jointly funded by federal, state, and local governmental health care programs, is designed to pay for certain health care and medical services provided to low income individuals without regard to age. The Company has several contracts for negotiated fees with insurers and managed care organizations. The Company submits all home health Medicare claims to a single insurance company acting as a fiscal intermediary for the federal government.

MEDICARE REIMBURSEMENT REDUCTIONS AND RELATED RESTRUCTURING

     The Company derived approximately 90% of its revenues from continuing operations from the Medicare system for the year ended December 31, 2000. In 1997, Congress approved BBA, which established IPS that provided for the lowering of reimbursement limits for home health visits until PPS was implemented on October 1, 2000. For cost reporting periods beginning on or after October 1, 1997, Medicare reimbursed home health agencies' cost limits were determined as the lesser of (i) their actual costs, (ii) per visit cost limits based on 105% of national median costs of freestanding home health agencies, or
(iii) a per beneficiary limit determined for each specific agency based on whether the agency was an "old" or "new" provider. An old provider was defined as an agency which existed for a twelve month cost report period ending in Federal FY 1994. The Company currently has agencies that qualify as "old" providers and agencies that qualify as "new" providers under the guidelines. An old provider per beneficiary limit was based on 75% of 98% of the 1994 agency cost adjusted for inflation, plus 25% of 98% of a regional average as determined by Health Care Financing Administration ("HCFA"). A new provider per beneficiary limit was based on a national average, as determined by HCFA, adjusted for regional labor costs. The schedule of per visit limits for cost reporting periods ended on or after October 1, 1997 was published by HCFA in January, 1998 and the schedule of per-beneficiary limits for cost reporting periods beginning on or after October 1, 1997 was published in March, 1998, by HCFA. The IPS cost limits applied to the Company for the cost reporting periods beginning January 1, 1998 until the implementation of PPS on October 1, 2000.

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

     In October 1999, HCFA issued proposed regulations for PPS. On June 28, 2000, HCFA issued the final rules for PPS which were effective for all Medicare-certified home health agencies on October 1, 2000. The final regulations establish payments based on episodes of care. An episode is defined as a length of care up to sixty days with multiple continuous episodes allowed under the rule. The services covered by the episode payment include all disciplines of care, in addition to medical supplies, within the scope of the home health benefit. A standard episode payment has been established at $2,115 per episode for federal fiscal year 2001, to be adjusted by a case mix adjuster consisting of eighty (80) home health resource groups ("HHRG") and the applicable geographic wage index. The standard episode payment may be subject to further individual adjustments due to low utilization, intervening events and other factors. Providers are allowed to make a request for anticipated payment at the start of care equal to 60% of the expected payment for the initial episode and 50% for each subsequent episode. The remaining balance due to the provider is paid following the submission of the final claim at the end of the episode. In contrast to the cost-based reimbursement system whereby providers' reimbursement was limited, among other things, to their actual costs, episode payments are to be made to providers regardless of the cost to provide care, except with regard to certain outlier provisions. As a result, the Company expects that home health agencies have the opportunity to be profitable under this system.

     In December 2000, Congress passed the Benefits Improvement and Protection Act ("BIPA"), which provides additional funding to healthcare providers. BIPA provided for the following: (i) a one-year delay in applying the budgeted 15% reduction on payment limits, (ii) the restoration of a full home health market basket update for episodes ending on or after April 1, 2001, and before October 1, 2001 resulting in an increase to revenues of 2.2%, and (iii) a 10% increase, beginning April 1, 2001 and extending for a period of twenty four months, for home health services provided in a rural area.

DATA PROCESSING

     In connection with the acquisition of the home health care agencies from Columbia/HCA in November 1998, the Company decided to out-source its home health care billing and payroll processing functions to create greater operating and financial efficiencies. On November 2, 1998, the Company and CareSouth Home Health Services, Inc. ("CareSouth") entered into a Master Corporate Guaranty of Service Agreement, which was amended and restated as of September 1, 1999, whereby the Company agreed to act as guarantor for each Agency Service Agreement between CareSouth and all home health agencies which are owned or managed by the Company. Under the Agency Service Agreements, CareSouth has agreed to provide payroll processing, billing services, and collection services for the home health agencies.

     The Company continues to use its internally-developed home health care software program which was sold in November 1998, in accordance with a license agreement with CPII, which expires in 2004. This software system features a single entry system that allows data to flow through accounting, general ledger, payroll and billing and meet the extensive cost reporting requirements for Medicare reimbursement of home health care nursing services. It also provides clinical documentation for tracking clinical outcome results.

QUALITY CONTROL AND IMPROVEMENT

     As a medical service business, the quality and reputation of the Company's personnel and operations are critical to its success. The Company has implemented quality management and improvement programs, a corporate compliance program, and policies and procedures in each of its divisions at both the corporate and field levels. The Company strives to meet regulations set forth by state licensure, federal guidelines for Medicare and Medicaid, and JCAHO standards.

     The Company maintains an active quality management team who makes periodic on-site inspections of field offices to review systems, operations, and clinical procedures. An educational division is also part of quality management operations and conducts educational and training sessions at field offices, as well as, disseminating continuing education materials to the Company's employees. Additionally, the quality manage-ment team works in association with the Company's corporate compliance officer to perform audits and conduct education to ensure the knowledge of the field staff and compliance with state and federal laws and regulations.

RECRUITING AND TRAINING

     The Company's Human Resources Department coordinates recruiting efforts for corporate and field personnel. Employees are recruited through newspaper advertising, professional recruiters, the Company's web page, networking, participation in job fairs, and word-of-mouth referrals. The Company believes it is competitive in the industry and offers its employees upward mobility, health insurance, an Employee Stock Purchase Plan, a 401(k) plan with company matching contributions, and a cafeteria plan.

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

     Congress adopted additional legislation in 1996 known as the Health Insurance Portability and Accountability Act ("HIPAA") which requires health care providers to assure the confidentiality and security of individually identifiable health care information. The final rule was issued on December 28, 2000 with an effective date of April 14, 2001 and a compliance date of April 14, 2003. Compliance with this law will require significant time and resources of the Company, of which the Company has begun to devote. Violations of the law will trigger civil monetary penalties, criminal fines and/or imprisonment.

     Home health care offices have licenses granted by the health authorities of their respective states. Additionally, some state health authorities require a Certificate of Need ("CON"). Tennessee, Georgia, Alabama, and North Carolina do require a CON to establish and operate a home health care agency, while Louisiana, Oklahoma, Virginia and Florida currently do not. In every state, each location license and/or CON issued by the state health authority determines the service areas for the home health care agency. Currently, JCAHO accreditation of home health care agencies is voluntary. However, Managed Care Organizations ("MCOs") use JCAHO accreditation as a minimum standard for regional and state contracts.

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

SEASONALITY

     The demand for the Company's home health care nursing and outpatient surgery are not typically influenced by seasonal factors.

EMPLOYEES

     As of December 31, 2000, the Company had 1,100 full-time employees, excluding part time field nurses and other professionals in the field. The Company currently employs the following classifications of personnel: administrative level employees which consist of a senior management team (CEO, COO, CIO, Chief Compliance Officer, General Counsel, senior vice presidents and vice presidents); office administrators; nursing directors; controllers; accountants; sales executives; licensed and certified professional staff (RNs, LPNs, therapists and therapy assistants); and non-licensed care givers (aides).

     The Company complies with the Fair Labor Standards Act in establishing compensation methods for its employees. Select positions within the Company are eligible for bonuses based on the achievement of pre-determined budget criteria. The Company sponsors and contributes toward the cost of a group health insurance program for its eligible employees and their dependents. The group health insurance program is self-funded by the Company; however, there is a re-insurance policy in place to limit the liability for the Company. In addition, the Company provides a group term life insurance policy and a long term disability policy for eligible employees. The Company also offers a 401(k) retirement plan, a Cafeteria 125 plan, an Employee Stock Purchase Plan, supplemental benefit programs, and paid time-off benefits.

     The Company believes its employee relations are good. It successfully recruits employees and most of its employees are shareholders.

INSURANCE

     The Company maintains casualty coverages for all of its operations, including professional and general liability, workers' compensation, automobile, property, fiduciary liability, and directors and officers. The insurance program is reviewed periodically throughout the year and thoroughly on an annual basis to insure adequate coverage is in place. For the years ended December 31, 1995 through December 31, 1998, the Company was approved through the State of Louisiana to self-insure its workers' compensation program. All other states were covered on a fully insured basis through "A+" rated insurers. In January 1999, the Company changed from the self-insured workers' compensation plan to a fully-insured, guaranteed cost plan. All of the Company's employees are bonded. The Company is self-insured for its employee health benefits. In 2001, the Company elected to change its workers' compensation program to a high-deductible program underwritten by The Hartford.

ITEM 2. PROPERTIES

     The Company operates fifty home care nursing offices, one ambulatory surgery center, and one corporate office in the southern and southeastern United States. The Company presently leases approximately 17,981 square feet located at 11100 Mead Road, Baton Rouge, Louisiana, representing the corporate office. This lease provides for a basic annual rental rate of approximately $14.50 per square foot through the expiration date on September 30, 2002. The Company has an aggregate of 278,270 square feet of leased space for regional offices pursuant to leases which expire between March, 2001 and October, 2011. Rental rates for these regional offices range from $1.92 per square foot to $26.42 per square foot with an average of $10.77 per square foot. During 1999 and 2000, the Company consolidated offices that covered the same patient service area in an overall effort to decrease costs and gain operating efficiencies, while still providing quality and accessible home health services.

     The following is a list of the Company's offices. Unless otherwise indicated, the Company has one office in each city.

Georgia (21)            Louisiana (7)           Virginia (1)
Atlanta                 Alexandria              Weber City
Blue Ridge              Baton Rouge (2)
Cartersville            Hammond                 North Carolina (1)
Cedartown               Lafayette               Chapel Hill
Clayton                 Metairie
Covington               Monroe                  Oklahoma (4)
Dalton                                          Claremore
Decatur                 Tennessee (11)          Gore
Douglasville            Athens                  Stilwell
Fayetteville            Bristol                 Tulsa
Forest Park             Chattanooga
Ft. Oglethorpe          Gordonsville            Alabama (6)
Gainesville             Johnson City            Demopolis
Jasper                  Kingsport               Fairhope
Kennesaw                Livingston              Huntsville
Lavonia                 McMinnville             Mobile
Lawrenceville           Nashville               Montgomery
Macon                   Pikeville               Selma
Rome                    Winchester
Summerville                                     Florida (1)
Toccoa                                          Winter Haven

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

     The Company filed a lawsuit against Mr. James P. Cefaratti, the Company's former President and Chief Operations Officer, alleging various negligent actions which constituted breaches of fiduciary duty owed to the Company and its stockholders. The lawsuit was initially filed in the 19th Judicial District Court of the Parish of East Baton Rouge, State of Louisiana on November 24, 1998. The lawsuit was then removed to the United States District Court for the Middle District of Louisiana. The Company is seeking unspecified damages incurred as a result of the alleged negligent actions and all other appropriate relief.

     On December 7, 1998, Mr. Cefaratti filed a lawsuit naming the Company as a defendant and claimed that he was terminated in violation of an alleged employment contract. Other ex-employees of the Company which have lawsuits pending against the Company claiming breaches of alleged employment contracts include Ms. Judi M. McQueary, the former President of the Company's managed care division (filed on December 11, 1998) and Mr. William G. Hardee, the former Vice President of the Company's southeastern alternate site infusion division (filed on December 11, 1998).

     All of the above mentioned lawsuits filed by the ex-employees of the Company were initially filed in the United States District Court for the Eastern District of Louisiana and were consolidated together as one lawsuit. All the said lawsuits were then transferred to the United States District Court for the Middle District of Louisiana and severed to be tried separately. The Chief Executive Officer of the Company, and its directors and officers liability insurer were named as defendants in all the abovementioned lawsuits. The relief sought in all these cases are contract damages, penalty wages, costs, and attorney fees.

     The Company filed a lawsuit against Mr. Stephen L. Taglianetti, the former President of the Company's alternate site infusion division alleging various negligent actions which constituted breaches of fiduciary duty owed to the Company and its stockholders. The lawsuit against Mr. Taglianetti was initially filed in the 19th Judicial District Court of the Parish of East Baton Rouge, State of Louisiana on November 19, 1998. The lawsuit was then removed to the United States District Court for the Middle District of Louisiana. The Company sought damages incurred as a result of the negligent actions and all other appropriate relief. Mr. Taglianetti, on December 11, 1998, sued the Company claiming that he was terminated in violation of an alleged employment contract and for reporting alleged illegal billing practices. The Chief Executive Officer of the Company and its directors and officers liability insurer were named as defendants in this suit. Mr. Taglianetti's lawsuit has been settled out of court and is no longer pending. All claims for damages by all parties thereto have been released and otherwise waived.

     Mr. Charles M. McCall, the former President of the supplemental staffing division of the Company filed a lawsuit against the Company in the 19th Judicial District Court of the Parish of East Baton Rouge, State of Louisiana on December 29, 1998. Said lawsuit claimed breaches of an alleged employment contract. Mr. McCall's lawsuit has been settled out of court and is no longer pending. All claims for damages by all parties thereto have been released and otherwise waived.

     Alliance Home Health, Inc. ("Alliance"), a wholly-owned subsidiary of the Company, filed for Chapter 7 Federal bankruptcy protection with the United States Bankruptcy Court in the Northern District of Oklahoma on September 29, 2000. Alliance was acquired by the Company in January, 1998 and ceased operations in January, 1999 (see Note 2 in the Notes to the Consolidated Financial Statements).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     From August 1997, through September 1998, the Company's common stock traded on the Nasdaq National Market. Since September 1998, the Company has been trading on the OTC Bulletin Board. As of March 12, 2001, there were approximately 167 holders of record of the Company's Common Stock and the Company believes there are approximately 2,136 beneficial holders. The Company has not paid any dividends on its Common Stock since inception and expects to retain any future earnings for use in its business development for the foreseeable future. The following table provides the high and low prices of the Company's Common Stock during 1999, 2000, and the first quarter of 2001 through March 12 as quoted by Nasdaq and the OTC Bulletin Board.

                                                              HIGH     LOW
                                                              -----   -----
1st Quarter 1999............................................  $2.50   $2.00
2nd Quarter 1999............................................   2.31    1.50
3rd Quarter 1999............................................   1.94    1.13
4th Quarter 1999............................................   1.60    1.31
1st Quarter 2000............................................  $3.13   $1.31
2nd Quarter 2000............................................   3.06    1.06
3rd Quarter 2000............................................   5.16    2.75
4th Quarter 2000............................................   4.88    3.13
1st Quarter 2001 (through March 12).........................  $6.94   $3.69

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below are derived from audited financial statements for each of the years ended December 31, 1996 through December 31, 2000. Selected financial data for the years ended December 31, 1996 through December 31, 1999 have been restated for discontinued operations (see "Dispositions and Discontinued Operations" section discussed in Item 1). The financial data for the years ended December 31, 2000 and 1999 should be read in conjunction with the consolidated financial statements and related notes attached hereto, the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other financial information included herein.

                  SELECTED HISTORICAL STATEMENT OF INCOME DATA

                                               2000     1999(1)   1998(1)    1997(1)   1996(1)
                                              -------   -------   --------   -------   -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net Service Revenue.........................  $90,755   $97,411   $ 25,466   $25,810   $25,500
Cost of Service Revenue.....................   41,468    46,890     17,569    14,567    14,509
          Operating Revenues................   49,287    50,521      7,897    11,243    10,991
General/Administrative Expenses.............   49,251    53,146     33,510    15,125    12,959
          Operating Income (Loss)...........       36    (2,625)   (25,613)   (3,882)   (1,968)
Other Income and Expense....................   (1,769)   (4,719)    (1,196)     (720)   (1,309)
Income Tax Expense (Benefit)................     (659)   (3,263)       (99)   (1,148)     (642)
Income (Loss) before Discontinued
  Operations, Extraordinary Item and
  Cumulative Effect of Change in Accounting
  Principle.................................   (1,074)   (4,081)   (26,710)   (3,454)   (2,635)
Discontinued Operations:
  Income (Loss) from Discontinued
     Operations, Net of Income Tax..........   (3,281)     (784)    (1,338)    2,312     2,653
  Gain on Dispositions, Net of Income Tax...    4,914     6,165      3,177        --        --
  Extraordinary Item, Net of Income Tax.....    5,811        --         --        --        --
  Cumulative Effect of Change in Accounting
     Principle..............................       --        --         --       (52)       --
  Net Income (Loss).........................  $ 6,370   $ 1,300   $(24,871)  $(1,194)  $    18
  Weighted Avg. Common Shares Outstanding...    4,336     3,093      3,061     2,735     2,575
Basic Earnings (Loss) per Common Share
  Outstanding
  Net (Loss) before Discontinued
     Operations.............................  $ (0.25)  $ (1.32)  $  (8.72)  $ (1.26)  $ (1.02)
  Income (Loss) from Discontinued
     Operations, Net of Income Tax..........    (0.76)    (0.25)     (0.44)     0.85      1.03
  Gain on Dispositions, Net of Income Tax...     1.13      1.99       1.04        --        --
  Extraordinary Item, Net of Income Tax.....     1.34        --         --        --        --
  Cumulative Effect of Change in Accounting
     Principle..............................       --        --         --     (0.02)       --
  Net Income (Loss).........................     1.46      0.42      (8.12)    (0.43)     0.01
Balance Sheet Data:
  Total Assets..............................  $41,570   $44,602   $ 44,428   $22,870   $16,858
  Total Long-term Obligations...............  $21,102   $13,039   $ 14,394   $ 3,129   $ 3,223
  Total Convertible Preferred Stock.........  $     1   $     1   $      1   $     1   $    --

---------------

(1) Selected Financial Data for the years ended December 31, 1996 through December 31, 1999 have been restated for discontinued operations. See "Dispositions and Discontinued Operations" section discussed in Item 1.

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

GENERAL

     Amedisys is a leading multi-regional provider of home health care nursing services. The Company operates fifty home care nursing offices, one ambulatory surgery center, and one corporate office in the southern and southeastern United States.

     During 1999, the Company changed its strategy from providing a variety of alternate site provider health care services to becoming a leader in home health care nursing services. The Company's change of focus was largely attributed to its significant investment in this segment as a result of its acquisition of 83 home care offices from Columbia/HCA in late 1998. A second major factor was the changes in Medicare reimbursement for home health services implemented on October 1, 2000. A third significant factor was the Company's established reputation and expertise in the field. Amedisys has over a decade of experience in home care nursing and was an early innovator in bringing technology, previously used only in acute care settings, to the home as well as providing traditional home care services. Pursuant to this strategy, the Company launched a restructuring plan to divest its non-home health care nursing divisions. The Company sold five of its six surgery centers and sold or closed its four infusion locations during 1999 and 2000 and expects to divest the one remaining surgery center during 2001.

     The Company has systematically reduced its operating costs since 1998 in preparation for PPS. Significant cost reduction measures undertaken by the Company included the consolidation/closure of offices which overlapped service areas, converting its method of nurse pay to a variable or per visit rate rather than a fixed or salary system, utilizing economies of scale, and reducing corporate overhead when possible. Business functions which are not considered part of the core business have been outsourced and management layers have been streamlined.

     The Company has positioned its offices to be successful under PPS. The Company has implemented Disease State Management programs and clinical protocols as well as supporting technology to monitor and report outcome data, to standardize care, and to ensure quality outcomes. Using clinical managers to assess and track patient progress and highly skilled nurses to deliver care are also important components of the overall strategy.

     The Company experienced recurring operational losses and negative cash flow from operations for the periods ended December 31, 1999 and 1998. The divestiture of the Company's non-core assets generated sufficient cash to offset the operating cash deficits that were created during those years. Following the change in the Medicare reimbursement system, the Company generated operating profits of $2,532,000 in the fourth quarter of 2000 which offset operating losses from the first three quarters. This allowed the Company to experience operating income and positive cash flow from operations for the year ended December 31, 2000. See the "Liquidity and Capital Resources" section of this Item for further discussion.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items included in the Company's consolidated statements of operations as a percentage of net revenues:

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
                                                             2000     1999     1998
                                                            ------   ------   -------
Net services revenues.....................................  100.00%  100.00%   100.00%
Cost of service revenues..................................   45.69    48.14     68.99
                                                            ------   ------   -------
Operating revenues........................................   54.31    51.86     31.01
General and administrative expenses:
  Salaries and benefits...................................   32.00    30.89     61.89
  Other...................................................   22.27    23.67     69.70
                                                            ------   ------   -------
  Total general and administrative expenses...............   54.27    54.56    131.59
                                                            ------   ------   -------
Operating income (loss)...................................    0.04    (2.70)  (100.58)
Other income (expense)....................................   (1.95)   (4.84)    (4.70)
                                                            ------   ------   -------
Net (loss) before taxes, discontinued operations and
  extraordinary item......................................   (1.91)   (7.54)  (105.28)
Income tax benefit........................................   (0.73)   (3.35)    (0.39)
                                                            ------   ------   -------
Net (loss) before discontinued operations and
  extraordinary item......................................   (1.18)   (4.19)  (104.89)
Discontinued operations:
  (Loss) from discontinued operations, net of income
     tax..................................................   (3.62)   (0.80)    (5.25)
  Gain on dispositions, net of income tax.................    5.41     6.33     12.48
Extraordinary Item, net of income tax.....................    6.40       --        --
                                                            ------   ------   -------
Net income (loss).........................................    7.02%    1.33%   (97.66)%
                                                            ======   ======   =======

  Years Ended December 31, 2000 and 1999

  NET SERVICE REVENUES

     For the year ended December 31, 2000 as compared to the year ended December 31, 1999, net revenues decreased $6,656,000 or 7%. This decrease was attributed to a decrease in visits of 249,708 from 1,283,738 to 1,034,030 which is primarily attributable to the implementation of Disease State Management Programs which are diagnosis-specific treatment protocols implemented by each agency. These protocols implement standardized treatment plans for patients to reach a quality outcome in the most efficient manner possible.

  COST OF SERVICE REVENUES

     Cost of revenues decreased by 12% in 2000 as compared to 1999. This decrease is primarily attributed to a reduction in visit volume as noted above. As a percentage of net revenues, cost of revenues decreased to 46% in 2000 from 48% in 1999. This decrease is attributed to cost reduction efforts implemented during 1999 and 2000 for all operating locations in preparation for PPS.

  GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses decreased by 7% in 2000 as compared to 1999. This decrease is primarily attributed to the restructuring efforts during 1999 and 2000 following the acquisition of certain Columbia/HCA home health care agencies in the latter part of 1998 in preparation for PPS. As a percentage of net revenues, general and administrative expenses decreased to 54.3% in 2000 from 54.6% in 1999.

  OPERATING INCOME (LOSS)

     The Company had operating income of $36,000 in 2000 as compared to an operating loss of $2,625,000 in 1999. The reduction in operating losses of $2,661,000 or 101% is attributed to the restructuring efforts implemented during 1999 and 2000 and the implementation of PPS on October 1, 2000.

  OTHER INCOME (EXPENSE)

     Other income and expenses decreased by $2,950,000 primarily due to a write-off of goodwill in 1999 of approximately $1.8 million related to the sale of certain home health care agencies previously acquired from Columbia/HCA in the latter part of 1998 and a decrease in interest expense of $1.5 million due to lower net borrowings on line of credit agreements.

  INCOME TAX BENEFIT

     For the year ended December 31, 2000 as compared to December 31, 1999, income tax expense decreased from $383,000 in 1999 to $200,000 in 2000 (see Note 10 in the Notes to the Consolidated Financial Statements). Total income tax expense for 2000 of $200,000 is comprised of income tax benefit from continuing operations of $659,000, offset by income tax expense from discontinued operations of $172,000 and income tax expense related to an extraordinary item of $687,000. For 1999, total income tax expense of $383,000 is comprised of income tax benefit from continuing operations of $3,263,000, offset by income tax expense from discontinued operations of $3,646,000.

  DISCONTINUED OPERATIONS

     Losses from discontinued operations, net of income taxes, amounted to $3,281,000 for 2000 as compared to losses of $784,000 for 1999 primarily due to a write-off of goodwill related to the infusion division of approximately $1,770
000. The gain on disposition of $4,914,000, net of taxes of $172,000, for 2000 is attributed to the sale of two surgery centers and the Company's Infusion Division, while the gain on disposition of $6,165,000, net of taxes, for 1999 is attributed to the sale of three surgery centers.

  EXTRAORDINARY ITEM

     The extraordinary item in 2000 of $5,811,000, net of income taxes of $687,000, relates to the prepayment of a note payable to Columbia/HCA of $14 million plus accrued interest of $2.6 million for a cash payment of $9,000,000 and the execution of a warrant agreement that allows Columbia/HCA to purchase up to 200,000 shares of Amedisys' Common Stock, subject to certain conditions (see "Recent Remodification of Loan" in Item 1).

  NET INCOME (LOSS)

     The Company recorded net income of $6,370,000, or $1.47 per common share, for 2000 compared with net income of $1,300,000, or $0.42 per common share, for 1999.

  Years Ended December 31, 1999 and 1998

  NET SERVICE REVENUES

     For the year ended December 31, 1999 as compared to the year ended December 31, 1998, net revenues increased $71,945,000 or 283%. This increase was attributed to the acquisition of certain Columbia/HCA home health care agencies in the latter part of 1998.

  COST OF SERVICE REVENUES

     Cost of revenues increased by 167% in 1999 as compared to 1998. This increase is primarily attributed to the acquisition of certain Columbia/HCA home health care agencies. As a percentage of net revenues, cost of revenues decreased to 48% in 1999 from 69% in 1998. This decrease is attributed to cost reduction efforts implemented during 1998 and 1999 for all operating locations. In the home health care nursing division, all nursing employees were converted to a per-visit payment basis, thereby increasing productivity.

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

  OPERATING LOSS

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

  OTHER INCOME (EXPENSE)

     Other income and expenses increased by $3,523,000 due to increased interest expense of $2.7 million in 1999 related to the Company's borrowings and a write-off of goodwill of approximately $1.8 million in 1999 related to the sale of certain home health care agencies previously acquired from Columbia/HCA in the latter part of 1998.

  INCOME TAX BENEFIT

     For the year ended December 31, 1999 as compared to December 31, 1998, income tax expense decreased from $926,000 in 1998 to $383,000 in 1999 (see Note 10 in the Notes to the Consolidated Financial Statements attached hereto). Total income tax expense for 1999 of $383,000 is comprised of income tax benefit from continuing operations of $3,263,000, offset by income tax expense from discontinued operations of $3,646,000. For 1998, total income tax expense of $926,000 is comprised of income tax benefit from continuing operations of $99,000, offset by income tax expense from discontinued operations of $1,025,000.

  DISCONTINUED OPERATIONS

     Losses from discontinued operations, net of income taxes, amounted to $784,000 for 1999 as compared to losses of $1,338,000 for 1998. The gain on disposition of $6,165,000, net of taxes, for 1999 is attributed to the sale of three surgery centers while the gain on disposition of $3,177,000 for 1998 is attributed to the sale of the staffing division.

  NET INCOME (LOSS)

     The Company recorded net income of $1,300,000, or $0.42 per common share, for 1999 compared with a net loss of $24,871,000, or $8.12 per common share, for 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company recorded operating losses and had negative cash flow for the year ended December 31, 1999 and the first three quarters of 2000, during which its operations were primarily funded by the divestiture of certain non-core assets. The losses and negative cash flow from operations are largely attributable to the changes in Medicare reimbursement which were effective January 1, 1998 for the Company. In the fourth quarter of 2000, the Company returned to profitability and positive cash flow, primarily as a result of the implementation of PPS on October 1, 2000. The Company expects positive cash flow from operations will continue in subsequent periods and to be able to fund operations primarily from this source.

     At December 31, 2000, the Company was indebted under various promissory notes for $12.7 million, including amounts due to NPF Capital, an affiliate of National Century Financial Enterprises, Inc. ("NCFE") of $9.7 million, to Merrill Lynch of $1.2 million (included in Held for Sale), to CareSouth Home Health Services, Inc. ("CareSouth") of $934,000, to Winter Haven Hospital of $951,000, to individuals of $1 million, and various other notes. The Company's principal and interest requirements due under all promissory notes is approximately $4.9 million in 2001 and $6.3 million in 2002. The fair value of long-term debt as of December 31, 2000 and 1999, estimated based on the Company's current borrowing rate of 15% at December 31, 2000 and 1999, was approximately $12.3 million and $6.1 million, respectively.

     The Company has an asset-based line of credit with availability, depending on collateral, of up to $25 million with NCFE, which expires December 31, 2001. The line of credit is collateralized by eligible accounts receivable of the home health care nursing division and as of December 31, 2000, had an outstanding balance of $2,953,000. The effective interest rate on this line of credit was 15.29% for the year ended December 31, 2000. The Company also has a $2.5 million line of credit, which bears interest at Bank One Prime Floating, on which no amounts were outstanding as of December 31, 2000.

     Prior to the implementation of PPS, the Company recorded Medicare revenues at the lower of actual costs, the per visit cost limit, or a per beneficiary cost limit on a individual provider basis. Ultimate reimbursement under the Medicare program was determined upon review of the annual cost reports. As of December 31, 2000, the Company estimates an aggregate payable to Medicare of $13.3 million, netted against accounts receivable, resulting from interim cash receipts in excess of expected reimbursement. For the cost report year ended December 31, 2000, the Company has an estimated payable of $2.3 million of which $2.4 million is due to Medicare in excess of one year and $0.1 million is due from Medicare to the Company within the next year. For the cost report year ended 1999, the Company has an estimated payable of $6.4 million of which $3.4 million is due within one year and $3.0 million is due in excess of one year. For the cost report years ended 1998 and prior, the Company has an estimated payable of $4.6 million of which $4.0 million is due within one year and $0.6 million is due in excess of one year.

     The Company's operating activities provided $6,914,000 in cash during the year ended December 31, 2000, whereas such activities used $12,222,000 in cash during the year ended December 31, 1999. Cash provided by operating activities in 2000 is primarily attributable to net income of $6.4 million, non-cash items such as depreciation and amortization of $5.2 million and changes in assets and liabilities of $1.1 million, offset by gains on the sale of discontinued operations of $5.1 million and deferred revenue of $2.1 million. Investing activities provided $6.8 million for the year ended December 31, 2000, whereas such activities provided $11.5 million for the year ended December 31, 1999. Cash provided by investing activities in 2000 is primarily attributed to proceeds from the sale of discontinued operations of $6.6 million. Financing activities used cash during 2000 of $8.2 million, whereas such activities provided $1.8 million during 1999. Cash used in financing activities in 2000 is primarily attributed to payments on notes payable and capital leases of $20.7 million and payments on lines of credit of $2.4 million offset by proceeds from the issuance of notes payable of $10.7 million and an increase in long-term Medicare liabilities of $3.5 million.

     The Company has begun the installation of a company-wide computer network infrastructure to connect all of its regional offices. This wide area network ("WAN") will allow more immediate access to all company personnel including senior management, which will increase operational efficiencies. This project is expected to be completed in the third quarter of 2001 at an estimated cost of $1.5 million.

INFLATION

     The Company does not believe that inflation has had a material effect on its results of operations for the twelve months ended December 31, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company does not engage in derivative financial instruments, other financial instruments, or derivative commodity instruments for speculative or trading/non-trading purposes.

ITEM 8. FINANCIAL STATEMENTS

     See Consolidated Financial Statements on Page 28.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Certain information required by Part III is omitted from this Report in that the Registrant will file its definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be held June 14, 2001 pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors -- The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.

     (b) Executive Officers -- The information required by this Item is incorporated by reference to the section entitled "Executive Officers" in the Proxy Statement.

     (c) Section 16(a) Beneficial Ownership Reporting Compliance -- The information required by this Item pursuant to Item 405 of Regulation S-K is incorporated herein by reference to the section entitled "Election of Directors, Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the sections entitled "Compensation of Executive Officers" and "Compensation of Directors" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the sections entitled "Record Date and Principal Ownership" and "Security Ownership of Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the section entitled "Certain Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

     Documents to be filed with Form 10-K:

Report of Independent Public Accountants....................   29
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   30
Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999, and 1998.........................   31
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2000, 1999, and 1998.............   32
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999, and 1998.........................   33
Notes to Consolidated Financial Statements as of December
  31, 2000, 1999, and 1998..................................   34

     (a) Exhibits.

        EXHIBIT
          NO.                             IDENTIFICATION OF EXHIBIT
        -------                           -------------------------
     2.1(1)              -- Acquisition Agreement dated December 20, 1993 between the
                            Company and M & N Capital Corp.
     2.2(3)              -- Plan of Merger dated August 3, 1994 between M & N Capital
                            Corp. and the Company
     2.3(4)              -- Certificate of Merger dated August 3, 1994 between M & N
                            Capital Corp. and the Company
     2.4(7)              -- Acquisition Agreement dated August 1,1997 between the
                            Company and Allgood Medical Services, Inc.
     2.5(7)              -- Exchange Agreement dated January 1, 1998 between the
                            Company and Alliance Home Health, Inc. and University
                            Capital Corp. dated December 10, 1997
     2.6(7)              -- Stock Purchase Agreement by and among Amedisys,
                            Alternate-Site Infusion Therapy Services, Inc., PRN, Inc.
                            d/b/a Home IV Therapy, Joseph W. Stephens, and Terry I.
                            Stevens dated February 23, 1998
     2.7(7)              -- Agreement to Purchase by and between Amedisys,
                            Alternate-Site Infusion Therapy Services, Inc. and
                            Precision Health Systems, L.L.C. dated February 27, 1998
     2.8(7)              -- Promissory note in the amount of $250,000 to Precision
                            Health Solutions, L.L.C. in connection with the purchase
                            of the company
     2.9(7)              -- Stock Purchase Agreement by and among Amedisys
                            Alternate-Site Infusion Therapy Services, Inc., Infusion
                            Care Solutions, Inc. and Daniel D. Brown dated February
                            27, 1998
     2.10(7)             -- Promissory note in the amount of $125,000 to Daniel D.
                            Brown in connection with the purchase of the company
     2.11(8)             -- Stock Purchase Agreement by and among Amedisys
                            Specialized Medical Services, Inc., Quality Home Health
                            Care, Inc., Frances Unger, and James Unger dated May 1,
                            1998
     2.12(8)             -- Asset Purchase Agreement by and among Amedisys
                            Specialized Medical Services, Inc., and Precision Home
                            Health Care, Inc. dated May 1, 1998
     2.13(8)             -- Promissory note in the amount of $800,000 to Precision
                            Home Health Care, Inc. in connection with the purchase of
                            the company
     2.14(8)             -- Promissory note in the amount of $400,000 to Precision
                            Home Health Care, Inc. in connection with the purchase of
                            the company

        EXHIBIT
          NO.                             IDENTIFICATION OF EXHIBIT
        -------                           -------------------------
     2.15(9)             -- Asset Purchase agreement among Nursefinders, Inc.,
                            Amedisys Staffing Services, Inc., Amedisys Nursing
                            Services, Inc., and Amedisys Home Health, Inc. and
                            Amedisys, Inc.
     2.16(10)            -- Asset Purchase Agreement by and between CPII Acquisition
                            Corp. and Amedisys, Inc.
     2.17(10)            -- Asset Purchase Agreement by and between Columbia/HCA
                            Healthcare Corporation and Amedisys, Inc.
     2.18(13)            -- Asset Purchase Agreement among Amedisys Surgery Centers,
                            L.C. and Permian Surgical Care Center, Inc. d/b/a
                            Tanglewood Surgery Center
     2.19(15)            -- Asset Purchase Agreement among Amedisys, Inc., Amedisys
                            Surgery Centers, L.C. and United Surgical Partners
                            International, Inc.
     2.20(15)            -- Promissory Note from United Surgical Partners
                            International, Inc.
     2.21(17)            -- Membership Interest Purchase Agreement by and among U.S.
                            Orthopedics, Texas, L.L.C., Amedisys Surgery Centers,
                            L.C., Ambulatory Systems Development of Texas, Inc.,
                            Ambulatory Systems Development Corporation, and U.S.
                            Orthopedics, Inc.
     2.22(18)            -- Agreement for Purchase and Sale of LLC Membership
                            Interest among Amedisys, Inc., Park Place Surgery Center,
                            LLC, and the Members of Park Place Surgery Center, LLC
     2.23(19)            -- Bill of Sale and Asset Purchase Agreement by and among
                            Park Infusion Services, LP, Amedisys Alternate-Site
                            Infusion Therapy Services, Inc., PRN, Inc., and Amedisys,
                            Inc.
     3.1(4)              -- Certificate of Incorporation
     3.2(4)              -- Bylaws
     4.1(4)              -- Certificate of Designation for the Series A Preferred
                            Stock
     4.2(7)              -- Common Stock Specimen
     4.3(7)              -- Preferred Stock Specimen
     4.4(7)              -- Form of Placement Agent's Warrant Agreement
     4.5(14)             -- Certificate of Amendment of Certificate of Designation
                            Specimen
     4.6(14)             -- Series A Preferred Stock Conversion Agreement Specimen
    10.1(4)              -- Master Note with Union Planter's Bank of Louisiana
    10.2(4)              -- Merrill Lynch Term Working Capital Management Account
    10.3(5)              -- Promissory Note with Deposit Guaranty National Bank
    10.4(7)              -- Amended and Restated Stock Option Plan
    10.5(7)              -- Registration Rights Agreement
    10.6(11)             -- Master Corporate Guaranty of Service Agreements between
                            CareSouth Home Health Services, Inc. and Amedisys, Inc.
                            dated November 2, 1998
    10.7(16)             -- Loan Modification Agreement by and between Amedisys, Inc.
                            and Columbia/HCA Healthcare Corporation
    10.8(20)             -- Employment Agreement between Amedisys, Inc. and William
                            F. Borne
    10.9(20)             -- Employment Agreement between Amedisys, Inc. and Larry
                            Graham
    10.10(20)            -- Amendment to Employee Agreement by and between Amedisys,
                            Inc. and Larry Graham
    10.11(20)            -- Employee Agreement between Amedisys, Inc. and John
                            Joffrion

        EXHIBIT
          NO.                             IDENTIFICATION OF EXHIBIT
        -------                           -------------------------
    18.1(12)             -- Letter regarding Change in Accounting Principles
    21.1(7)              -- List of Subsidiaries
    23.1(20)             -- Consent of Arthur Andersen, LLP, Independent Public
                            Accountants

---------------

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

(18) Previously filed as an exhibit to the Current Report on Form 8-K dated May 11, 2000.

(19) Previously filed as an exhibit to the Current Report on Form 8-K dated August 23, 2000.

(20) Filed herewith.

     (b) Report on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on the 16th day of March, 2001.

                                            AMEDISYS, INC.

                                            By:    /s/ WILLIAM F. BORNE
                                              ----------------------------------
                                                      WILLIAM F. BORNE,
                                                   Chief Executive Officer
                                                  and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

                /s/ WILLIAM F. BORNE                   Chief Executive Officer and           March 16, 2001
-----------------------------------------------------    Chairman of the Board
                  William F. Borne

                /s/ JOHN M. JOFFRION                   Principal Financial and Accounting    March 16, 2001
-----------------------------------------------------    Officer
                  John M. Joffrion

               /s/ JAKE L. NETTERVILLE                 Director                              March 16, 2001
-----------------------------------------------------
                 Jake L. Netterville

                                                       Director                              March 16, 2001
-----------------------------------------------------
                   David R. Pitts

                                                       Director                              March 16, 2001
-----------------------------------------------------
                 Peter F. Ricchiuti

                /s/ RONALD A. LABORDE                  Director                              March 16, 2001
-----------------------------------------------------
                  Ronald A. Laborde

                        AMEDISYS, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2000 AND 1999
                         TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Amedisys, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Amedisys, Inc. (a Delaware Corporation) and Subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amedisys, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

New Orleans, Louisiana
February 23, 2001

                        AMEDISYS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999
                          (IN 000'S EXCEPT SHARE DATA)

                                                                2000       1999
                                                              --------   --------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  6,967   $  1,425
  Accounts receivable, net of allowance for doubtful
    accounts of $1,385 in 2000 and $2,199 in 1999...........     9,228     13,944
  Prepaid expenses..........................................       196        319
  Inventory and other current assets........................       414        487
  Current assets held for sale..............................       715      1,182
                                                              --------   --------
         Total current assets...............................    17,520     17,357
PROPERTY AND EQUIPMENT, NET (Notes 3 and 9).................     2,935      3,439
OTHER ASSETS, NET (Note 5)..................................    20,426     19,544
LONG-TERM ASSETS HELD FOR SALE (Notes 3, 4, 5 and 9)........       689      4,262
                                                              --------   --------
         Total assets.......................................  $ 41,570   $ 44,602
                                                              ========   ========
CURRENT LIABILITIES:
  Accounts payable..........................................  $  1,590   $  4,739
  Accrued expenses --
    Payroll and payroll taxes...............................     6,203      6,240
    Insurance (Note 13).....................................       708        660
    Income taxes............................................       638        437
    Legal Settlements.......................................     1,469      1,323
    Other...................................................     2,456      2,229
  Notes payable (Note 6)....................................     2,952      4,917
  Long-term debt classified as current (Note 7).............        --     15,461
  Notes payable to related parties (Note 11)................        10         10
  Current portion of long-term debt (Note 8)................     3,379      2,325
  Current portion of obligations under capital leases (Note
    9)......................................................       385        402
  Deferred revenue, current portion (Note 2)................     2,119      2,119
  Current liabilities held for sale.........................       480        806
                                                              --------   --------
         Total current liabilities..........................    22,389     41,668
LONG-TERM DEBT (Note 8).....................................     9,343      2,206
LONG-TERM MEDICARE LIABILITIES (Note 15)....................     6,053      2,518
DEFERRED REVENUE (Note 2)...................................     3,884      6,003
OBLIGATIONS UNDER CAPITAL LEASES (Note 9)...................        30        211
OTHER LONG-TERM LIABILITIES.................................       826        826
LONG-TERM LIABILITIES HELD FOR SALE (Notes 8 and 9).........       966      1,275
                                                              --------   --------
         Total liabilities..................................    43,491     54,707
                                                              --------   --------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES..............        --         81
                                                              --------   --------
STOCKHOLDERS' EQUITY (DEFICIT) (Note 12):
  Preferred stock -- $.001 par value; 5,000,000 shares
    authorized; 390,000 and 750,000 shares outstanding in
    2000 and 1999, respectively.............................         1          1
  Common stock -- $.001 par value; 30,000,000 shares
    authorized; 5,326,126 and 3,147,514 shares outstanding
    in 2000 and 1999, respectively..........................         5          3
  Additional paid-in capital................................    14,096     12,203
  Treasury stock -- 4,167 shares at $6.00 per share.........       (25)       (25)
  Retained deficit..........................................   (15,998)   (22,368)
                                                              --------   --------
         Total stockholders' deficit........................    (1,921)   (10,186)
                                                              --------   --------
         Total liabilities and stockholders' equity
          (deficit).........................................  $ 41,570   $ 44,602
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        AMEDISYS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                          (IN 000'S EXCEPT SHARE DATA)

                                                                2000        1999        1998
                                                              ---------   ---------   ---------
INCOME:
  Net service revenues......................................  $  90,755   $  97,411   $  25,466
  Cost of service revenues..................................     41,468      46,890      17,569
                                                              ---------   ---------   ---------
          Operating revenues................................     49,287      50,521       7,897
                                                              ---------   ---------   ---------
GENERAL AND ADMINISTRATIVE EXPENSES:
  Salaries and benefits.....................................     29,038      30,089      15,760
  Other.....................................................     20,213      23,057      17,750
                                                              ---------   ---------   ---------
          Total general and administrative expenses.........     49,251      53,146      33,510
                                                              ---------   ---------   ---------
          Operating income (loss)...........................         36      (2,625)    (25,613)
                                                              ---------   ---------   ---------
OTHER INCOME (EXPENSE):
  Interest expense..........................................     (2,159)     (3,625)       (887)
  Interest income...........................................        249          66          37
  Miscellaneous.............................................        141      (1,160)       (346)
                                                              ---------   ---------   ---------
          Total other expense...............................     (1,769)     (4,719)     (1,196)
                                                              ---------   ---------   ---------
LOSS BEFORE INCOME TAXES, DISCONTINUED OPERATIONS, AND
  EXTRAORDINARY ITEM........................................     (1,733)     (7,344)    (26,809)
INCOME TAX BENEFIT (Note 10)................................        659       3,263          99
                                                              ---------   ---------   ---------
  Net (loss) before discontinued operations and
     extraordinary item.....................................     (1,074)     (4,081)    (26,710)
DISCONTINUED OPERATIONS:
  Loss from discontinued operations, net of income tax......     (3,281)       (784)     (1,338)
  Gain on dispositions, net of income tax...................      4,914       6,165       3,177
EXTRAORDINARY ITEM, NET OF INCOME TAX.......................      5,811          --          --
                                                              ---------   ---------   ---------
          Net income (loss).................................  $   6,370   $   1,300   $ (24,871)
                                                              =========   =========   =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -- BASIC AND
  DILUTED (Note 1)..........................................  4,336,000   3,093,000   3,061,000
                                                              ---------   ---------   ---------
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE (Notes 1
  and 2):
  Loss before discontinued operations and extraordinary
     item...................................................  $   (0.25)  $   (1.32)  $   (8.72)
  Loss from discontinued operations, net of income tax......      (0.76)      (0.25)      (0.44)
  Gain on dispositions of discontinued operations, net of
     income tax.............................................       1.13        1.99        1.04
  Extraordinary item, net of income tax.....................       1.34          --          --
                                                              ---------   ---------   ---------
          Net income (loss).................................  $    1.47   $    0.42   $   (8.12)
                                                              =========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        AMEDISYS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                         (IN 000'S, EXCEPT SHARE DATA)

                                      COMMON STOCK       PREFERRED STOCK    ADDITIONAL              RETAINED        TOTAL
                                   ------------------   -----------------    PAID-IN     TREASURY   EARNINGS    STOCKHOLDERS'
                                    SHARES     AMOUNT    SHARES    AMOUNT    CAPITAL      STOCK     (DEFICIT)      EQUITY
                                   ---------   ------   --------   ------   ----------   --------   ---------   -------------
BALANCE, December 31, 1997.......  2,850,067     $3      400,000     $1      $ 7,092       $(25)    $  1,203      $  8,274
  Issuance of stock in connection
    with acquisitions and 401(k)
    Plan (Notes 2, 12, and 14)...    214,851     --           --     --          964         --           --           964
  Issuance of preferred stock....         --     --      350,000     --        3,500         --           --         3,500
  Costs of preferred stock
    issuance.....................         --     --           --     --         (256)        --           --          (256)
  Issuance of stock for ESOP.....         --     --           --     --          705         --           --           705
  Net (loss).....................         --     --           --     --           --         --      (24,871)      (24,871)
                                   ---------     --     --------     --      -------       ----     --------      --------
BALANCE, December 31, 1998.......  3,064,918     $3      750,000     $1      $12,005       $(25)    $(23,668)     $(11,684)
  Issuance of stock for Employee
    Stock Purchase Plan..........     37,701     --           --     --           69         --           --            69
  Issuance of stock in connection
    with 401(k) Plan (Notes 2,
    12, and 14)..................     44,895     --           --     --          129         --           --           129
  Net income.....................         --     --           --     --           --         --        1,300         1,300
                                   ---------     --     --------     --      -------       ----     --------      --------
BALANCE, December 31, 1999.......  3,147,514     $3      750,000     $1      $12,203       $(25)    $(22,368)     $(10,186)
  Issuance of stock for Employee
    Stock Purchase Plan..........    317,494     --           --     --          625         --           --           625
  Issuance of stock in connection
    with 401(k) Plan (Notes 2,
    12, and 14)..................    448,830      1           --     --          617         --           --           618
  Issuance of stock for
    bonuses......................    212,288     --           --     --          306         --           --           306
  Preferred stock conversion.....  1,200,000      1     (360,000)    --            1         --           --             2
  Issuance of warrants...........         --     --           --     --          344         --           --           344
  Net income.....................         --     --           --     --           --         --        6,370         6,370
                                   ---------     --     --------     --      -------       ----     --------      --------
BALANCE, December 31, 2000.......  5,326,126     $5      390,000     $1      $14,096       $(25)    $(15,998)     $ (1,921)
                                   =========     ==     ========     ==      =======       ====     ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        AMEDISYS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                   (IN 000'S)

                                                                2000       1999       1998
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $  6,370   $  1,300   $(24,871)
Adjustments to reconcile net income (loss) to net cash
  (used) provided
  by operating activities --
    Depreciation and amortization...........................     2,872      3,068      1,707
    Provision for bad debts.................................     2,361      1,827      1,642
    Deferred revenue........................................    (2,119)    (2,119)      (353)
    (Gain) loss on disposal of assets.......................        --         (4)       208
    Gain on sale of discontinued operations.................    (5,086)    (7,764)    (3,177)
    Impairment of goodwill (Note 2).........................     1,771         --      9,522
    Other, net..............................................        --         --         13
    Deferred income tax expense.............................        --         --        926
    Minority interest.......................................      (339)         3         (9)
    Changes in assets and liabilities --
       Increase (decrease) in cash included in assets held
         for sale...........................................       201        (36)      (185)
       (Increase) decrease in accounts receivable...........     2,492     (9,981)       931
       (Increase) decrease in inventory and other current
         assets.............................................       235        546     (1,043)
       (Increase) decrease in other assets..................       545       (422)       891
       Increase (decrease) in accounts payable..............    (3,148)      (981)     5,003
       Increase in accrued expenses.........................       759      2,341      4,890
                                                              --------   --------   --------
         Net cash provided by (used in) operating
           activities.......................................     6,914    (12,222)    (3,905)
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, plant and equipment.......       290        118        430
  Purchase of property and equipment........................      (338)      (947)    (3,321)
  Proceeds from sale of discontinued operations.............     6,599     12,223     10,593
  Increase in notes receivable..............................        --         --       (290)
  Minority interest investment in subsidiary................       259         81        109
                                                              --------   --------   --------
         Net cash provided by investing activities..........     6,810     11,475      7,521
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) on line of credit agreements....    (2,418)       231        (92)
  Cash received in purchases of acquisitions................        --         --        125
  Cash used in purchase acquisitions........................      (787)        --    (11,647)
  Proceeds from issuance of notes payable and capital
    leases..................................................    10,725      1,152      4,000
  Payments on notes payable and capital leases..............   (20,687)    (2,732)    (3,845)
  Increase in long-term Medicare liabilities................     3,535      1,689        753
  Capitalized interest expense..............................     1,106      1,356         --
  Proceeds from issuance of stock...........................        --         --      3,244
  Issuance of warrants for extinguishment of debt...........       344         --         --
  (Increase) decrease in notes receivable -- related
    parties.................................................        --         89        163
                                                              --------   --------   --------
         Net cash provided by (used in) financing
           activities.......................................    (8,182)     1,785     (7,299)
                                                              --------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     5,542      1,038     (3,683)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............     1,425        387      4,070
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $  6,967   $  1,425   $    387
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (See also
  Note 2):
  Cash payments for --
    Interest................................................  $  1,194   $  2,573   $    914
                                                              ========   ========   ========
    Income taxes............................................  $     44   $     --   $     --
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        AMEDISYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Nature of Organization and Operations

     Amedisys, Inc. and subsidiaries (the Company) is incorporated in the state of Delaware and operates in eight states including Louisiana, Tennessee, North Carolina, Georgia, Oklahoma, Alabama, Florida and Virginia. The Company provides a variety of home health care and outpatient surgery services. During 1998, the Company disposed of its supplemental staffing, home care management and primary care services operations. During 1999 and 2000, the Company disposed of five ambulatory surgery centers and its infusion therapy division (see Note 2).

  Use of Estimates

     The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States. In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in these consolidated financial statements. Business combinations accounted for as purchases are included in the consolidated financial statements from the respective dates of acquisition.

  Revenue Recognition

     The Company has agreements with third party payors that provide for payments to the Company at amounts different from its established rates. Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the Company's established rates or estimated cost reimbursement rates, as applicable. Allowances and contractual adjustments are recorded for the difference between the established rates and the amounts estimated to be payable by third parties and are deducted from gross revenues to determine net service revenues. Net service revenues are the estimated net amounts realizable from patients, third party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements.

     Prior to the implementation of the Medicare Prospective Payment System ("PPS") on October 1, 2000 reimbursement for home health care services to patients covered by the Medicare program was based on reimbursement of allowable costs subject to certain limits. Final reimbursement was determined after submission of annual cost reports and audits thereof by the fiscal intermediaries. Retroactive adjustments have been accrued on an estimated basis in the period the related services were rendered and will be adjusted in future periods as final settlements are determined. Settlements for cost report years ended 1998 and subsequent years, which are still subject to audit by the intermediary and the Department of Health and Human Services, are recorded in accounts receivable and long-term Medicare liabilities.

     Under PPS, the Company is reimbursed from Medicare based on episodes of care. An episode of care is defined as a length of care up to sixty days with multiple continuous episodes allowed. A standard episode payment has been established at $2,115 per episode, to be adjusted by a case mix adjuster consisting of eighty (80) home health resource groups ("HHRG") and the applicable geographic wage index. The services covered by the episode payment include all disciplines of care, in addition to medical supplies, within the scope of the home health benefit. The standard episode payment may be subject to further individual adjustments due to low or high utilization, intervening events and other factors. Providers are allowed to make

                        AMEDISYS, INC. AND SUBSIDIARIES
a request for anticipated payment at the start of care equal to 60% of the expected payment for the initial episode and 50% for each subsequent episode. The remaining balance due to the provider is paid following the submission of the final claim at the end of the episode. In contrast to the cost-based reimbursement system whereby providers' reimbursement was limited, among other things, to their actual costs, episode payments are to be made to providers regardless of the cost to provide care, except with regard to certain outlier provisions. Revenue is recognized when services are provided based on the number of days of service rendered in the episode. Revenue is recorded based on diagnostics at the net amount realizable based on the calculated episode payment adjusted for the case mix and geographical wage index, as described above. Costs are recognized as services are rendered.

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

     Capitalized leases, primarily consisting of computer equipment and phone systems, are included in property and equipment. Capital leases are recorded at the present value of the future rentals at lease inception and are amortized over the lesser of the applicable lease term or the useful life of the equipment.

     For financial reporting purposes, depreciation and amortization of property and equipment including those subject to capital leases ($1,569,000 in 2000, $1,718,000 in 1999, and $1,376,000 in 1998) is included in other general and administrative expenses and is provided utilizing the straight-line method based upon the following estimated useful service lives:

Buildings...................................................   40 years
Leasehold improvements......................................    5 years
Equipment and furniture.....................................  5-7 years
Vehicles....................................................    5 years
Computer software...........................................    5 years

  Goodwill

     Goodwill reflects the excess of cost over the estimated fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over its estimated useful life of twenty years. Realization of goodwill is periodically assessed by management based on the expected future profitability and undiscounted future cash flows of acquired entities and their contribution to the overall operations of the Company.

  Deferred Revenue

     On November 3, 1998, the Company and CPII Acquisition Corp. ("CPII") entered into an Asset Purchase Agreement whereby the Company sold certain of the assets, subject to the assumption of certain

                        AMEDISYS, INC. AND SUBSIDIARIES
liabilities, of its proprietary software system and home health care management division to CPII in exchange for $11,000,000 cash. An affiliate of CPII will utilize the assets to provide certain management services to the Company's home health agencies. Due to the Company's continuing involvement with the assets sold, the gain on the sale of the software system totaling $10,593,000 was deferred and is being amortized over the five-year term of the management services agreement referred to above. The $6,003,000 and $8,122,000 unamortized gain at December 31, 2000 and 1999, respectively, is reflected as deferred revenue in the accompanying consolidated balance sheets.

  Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of

     Whenever recognized events or changes in circumstances indicate the carrying amount of an asset, including intangible assets, may not be recoverable, management reviews the asset for possible impairment. In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-lived Assets to be Disposed," management uses undiscounted estimated expected future cash flows to assess the recoverability of the asset. If the expected future net cash flows are less than the carrying amount of the asset, an impairment loss, measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, would be recognized.

  Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which was amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB 133." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the consolidated balance sheet as either an asset or liability measured at its fair value. The adoption of this accounting pronouncement did not have a material effect on the Company's financial position or results of operations at December 31, 2000 and 1999 as the Company does not engage in derivative financial instruments.

  Net Income (Loss) Per Common Share

     Earnings per common share are based on the weighted average number of shares outstanding during the period. The weighted average number of common shares outstanding was 4,336,000, 3,093,000 and 3,061,000 for the years ended December 31, 2000, 1999 and 1998, respectively. There was no difference between basic and diluted weighted average common shares outstanding in any of these years. The effect of stock options (732,521, 468,521 and 273,421 common shares for the years ended December 31, 2000, 1999 and 1998, respectively) and preferred shares (390,000 preferred shares convertible into 1.3 million common shares, 750,000 preferred shares convertible into 2.5 million common shares and 750,000 preferred shares convertible into 1.6 million common shares for the years ended December 31, 2000, 1999 and 1998, respectively) were anti-dilutive (see Note 12).

  Reclassifications

     Certain amounts previously reported in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the 2000 presentation.

                        AMEDISYS, INC. AND SUBSIDIARIES

2. ACQUISITIONS AND DISPOSITIONS:

  Acquisitions:

  ALLIANCE HOME HEALTH

     On January 1, 1998, the Company acquired all of the issued and outstanding capital stock of Alliance Home Health, Inc. (Alliance), a home health business with locations throughout Oklahoma in exchange for $300,000 and 194,286 shares of common stock. Of the 194,286 shares of Company common stock issued to the former owners of Alliance, 122,857 shares were placed in escrow as consideration for certain contingent liabilities which may be asserted against the former stockholder of Alliance to the extent such claims exceed $500,000 (singularly or in aggregate). The escrow period expires December 31, 2003. The Company performed management services for Alliance during 1997 and recognized revenues totaling approximately $1.3 million. During 1998, management decided to close substantially all of the home health agencies acquired from Alliance based on estimates of certain reimbursement reductions, and, accordingly, goodwill totaling $7,228,000 recorded in connection with this acquisition was written-off as other general and administrative expense. Alliance filed bankruptcy in September, 2000 (see Note 13).

  PRN, INC.

     On February 23, 1998, the Company acquired all of the issued and outstanding capital stock of PRN, Inc. ("PRN"), a home infusion pharmacy business, in exchange for $430,000 and assumption of $71,000 debt. The Company has agreed to pay additional consideration of up to $150,000 upon PRN reaching certain revenue goals ("Additional Consideration"). The Company has retained the right to offset certain indemnifiable liabilities against the Additional Consideration. As of December 31, 1999, this amount was completely paid. The Company sold PRN in August, 2000 (see "Dispositions").

  INFUSIONCARE SOLUTIONS, INC.

     On February 27, 1998, the Company acquired all of the issued and outstanding capital stock of Infusioncare Solutions, Inc. ("ICS"), a home health care and infusion business, based in Baton Rouge, Louisiana, in exchange for aggregate consideration of $500,000, of which $375,000 was payable in cash at closing and $125,000 was payable pursuant to a two-year promissory note. The Company has retained the right to offset certain indemnifiable liabilities against the sums payable pursuant to the promissory note. As of December 31, 2000 and 1999, the balance outstanding on the promissory note was $0 and $11,000, respectively. The Company closed ICS in May, 2000 (see "Dispositions").

  PRECISION HEALTH SOLUTIONS, LLC

     On February 27, 1998, the Company acquired substantially all of the assets of Precision Health Solutions, LLC ("PHS"), a home health care and infusion business, based in Baton Rouge, Louisiana, in exchange for aggregate consideration of $1,000,000, of which $750,000 was payable in cash at closing and $250,000 was payable pursuant to a two-year promissory note. The Company has retained the right to offset certain indemnifiable liabilities against the sums payable pursuant to the promissory note. As of December 31, 2000 and 1999, the balance outstanding on the promissory note was $0 and $23,000, respectively. The Company sold PHS in August, 2000 (see "Dispositions").

  PRECISION HOME HEALTH CARE, INC.

     On April 1, 1998, the Company acquired certain assets of Precision Home Health Care, Inc., ("Precision"), a home health care business based in Baton Rouge, Louisiana, in exchange for $1,250,000. The purchase price consisted of an $800,000 note payable at 9.5% paid on July 1, 1998, a $400,000 note payable at 9.5% payable monthly for a period of two years, and $50,000 in liabilities for capital improvements. As of

                        AMEDISYS, INC. AND SUBSIDIARIES

December 31, 2000 and 1999, the balance outstanding on the $400,000 note payable was $0 and $90,000, respectively.

  TANGLEWOOD SURGERY CENTER

     On November 1, 1998, the Company acquired certain assets of Tanglewood Surgery Center in Odessa, Texas in exchange for $500,000, including a $50,000 note payable at 8.5% payable monthly over a one-year period and a $450,000 note payable at 10% payable monthly over a five-year period. The Company contributed this facility to West Texas Ambulatory Surgery Center, LLC in exchange for a 67% interest in the venture. The collateral for the note was the Company's interest in West Texas Ambulatory Surgery Center, LLC, which was sold in December 1999. As a result, the outstanding note was repaid.

  COLUMBIA/HCA

     On November 2, 1998, the Company signed a definitive agreement to purchase certain assets, subject to the assumption of certain liabilities, of 83 home care offices including 35 provider numbers of Columbia/HCA Healthcare Corporation a/k/a The Healthcare Company ("Columbia/HCA") located in Alabama, Georgia, Louisiana, North Carolina, Oklahoma and Tennessee. The Company had no material relationship with Columbia/HCA Healthcare Corporation prior to this transaction. A portion of the $24,000,000 purchase price, $9,994,000 less certain liabilities, was paid November 3, 1998 with the balance of $14,006,000 payable pursuant to a one-year promissory note with interest calculated at the prime rate of Union Planters Bank of Louisiana plus 0.75%.

     The cash portion of the consideration paid to Columbia/HCA was provided by the Company's sale of certain assets (see below) in 1998. The assets purchased from Columbia/HCA consisted primarily of furniture, fixtures, and equipment; prepaid expenses; advances and deposits; inventory; office supplies; records and files; transferable governmental licenses, permits, and authorizations; and rights in, to and under specified licenses, contracts, leases, and agreements. The liabilities assumed consisted of the paid-time-off balances of the Columbia/HCA employees and obligations arising on or subsequent to the closing dates under the assumed contracts. Assets located in Louisiana and Oklahoma were acquired November 16, 1998, and the remaining assets were acquired November 30, 1998. Columbia/HCA agreed that for a period of two years from the date of closing, it would not compete with the Company in the business of providing skilled intermittent home care services in the counties/parishes currently served by the acquired Columbia/HCA offices. This covenant did not apply to a home health agency that is acquired by Columbia/HCA as part of an acquisition of a general acute care hospital, skilled nursing facility, ambulatory surgical facility, physician practice management company or assisted living facility.

     Effective September 30, 1999, the Company and Columbia/HCA signed an agreement to modify the terms of the note. As a result, the Company was required to make quarterly principal and interest payments, subject to certain prepayment provisions in the agreement, beginning April 30, 2001, with the balance of the note being due on July 31, 2004.

     The note was terminated effective October 1, 2000 for a cash payment of $9,000,000 (see "Recent Remodification of Loan" in Item 1) and the execution of a warrant agreement that allows Columbia/HCA to purchase up to 200,000 shares of Amedisys' Common Stock, subject to certain conditions. The estimated value of these warrants is $344,000. As of result of this transaction, the Company has recorded an extraordinary gain of $5.8 million, net of income taxes, in the fourth quarter of 2000.

                        AMEDISYS, INC. AND SUBSIDIARIES

     Assuming the Columbia/HCA acquisition occurred on January 1, 1998, unaudited pro forma information for the Company for the year ended December 31, 1998, which is not necessarily indicative of future operating results, is as follows (in 000's, except per share information).

                                                              TWELVE MONTHS ENDED
                                                               DECEMBER 31, 1998
                                                              -------------------
Net service revenue.........................................       $150,645
Operating loss..............................................        (50,456)
Loss before discontinued operations.........................        (43,292)
Net loss....................................................        (41,453)
Net loss per common share...................................         (13.48)

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

  NORTHWEST HOME HEALTH, INC.

     Effective October 1, 2000, the Company acquired through its wholly-owned subsidiary Amedisys Northwest Home Health, Inc. certain assets and liabilities of Northwest Home Health Agency, Inc. and Georgia Mountains Homecare Services, Inc. (collectively, "Northwest"). The assets acquired consisted primarily of cash and cash equivalents; accounts receivable; benefits of any prepaid items; inventory; furniture, fixtures, and equipment; computer software; telephone and facsimile numbers; all rights, title, and interests in third party agreements, services agreements, or other contracts; all assignable permits, provider numbers, certificates, licenses, franchises, and authorizations; trade name used; all patents, copyrights, trade secrets, service marks, and any other intellectual property; and the goodwill and going concern of Northwest. The liabilities assumed consisted of Northwest's actual and contingent liabilities and obligations relating to Northwest's business or any of the acquired assets, excluding all actual and contingent liabilities and obligations of Northwest arising from or related to Northwest's 403(a) and 403(b) retirement plans. The purchase price amounted to the assumption of the above-mentioned liabilities.

  MID-FLORIDA HOME HEALTH SERVICES

     Effective November 17, 2000, the Company acquired through its wholly-owned subsidiary Amedisys Home Health of Florida, Inc. certain assets and liabilities of Mid-Florida Home Health Services from Winter Haven Hospital, Inc. The assets acquired consisted primarily of all furniture, fixtures, equipment and leasehold improvements; supplies; inventory; lists of current patients, mailing lists, business records, and telephone numbers; goodwill and going concern; benefits of all maintenance agreements, association dues, advertising, design, fees, rent services, or interest; all rights, to the extent assignable, to the ownership, development and operations of the Agencies including the Medicare and Medicaid Provider Numbers; technical outlines, records, and software and other technology including contracts, licenses, authorizations and permits; and all trade secrets, inventions, patents, copyrights, trademarks and other intangible assets including the right to use the trade name "Mid-Florida Home Health Services" for a period of ninety days after the effective date. The liabilities assumed consisted of employees' paid time-off balances ("PTO") and obligations under capital and operating leases. In consideration for the acquired assets and liabilities, the Company paid $975,000 cash (less PTO) at the time of closing and executed a promissory note in the amount of $975,000 bearing interest of 7%, payable in 36 monthly principal and interest installments.

     Each of the above acquisitions was accounted for as a purchase.

                        AMEDISYS, INC. AND SUBSIDIARIES

  Dispositions:

     In August 1999, the Company adopted a formal plan to sell all of its interests in its outpatient surgery and infusion therapy divisions. The Company's strategic plan was to become a focused home health nursing company. As of December 31, 2000, the Company has divested of its entire infusion therapy division and all of its outpatient surgery centers with the exception of one surgery center in Hammond, Louisiana. A discussion of the sales that have occurred since the adoption of the plan is as follows.

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

  ANALYTICAL MEDICAL SYSTEMS

     On November 3, 1998, the Company and CPII Acquisition Corp. ("CPII") entered into an Asset Purchase Agreement whereby the Company sold certain assets, subject to the assumption of certain liabilities, of its proprietary software system (Analytical Medical Systems) and home health care management division (Amedisys Resource Management) to CPII in exchange for $11,000,000 cash. The assets sold consist primarily of proprietary rights with respect to the home health information system developed and used by the Company and its subsidiaries; deposits, prepayments or prepaid expenses relating to the business; contracts; fixtures and equipment; books and records; rights under warranties; and claims, causes of action, rights of recovery and rights to set-off. The liabilities assumed are associated with the assumed contracts. The Company also agreed to provide limited support services to CPII for the period of one year from the date of the agreement. An affiliate of CPII will utilize the assets to provide certain management services to the Company's home health agencies (see Note 13). Due to the Company's continuing involvement with the assets sold, the gain on the sale of the software system totaling $10,593,000 was deferred and is being amortized over the five-year term of the management services agreement referred to above. The $6,003,000 and $8,122,000 unamortized gain at December 31, 2000 and 1999, respectively, is reflected as deferred revenue in the accompanying consolidated balance sheets.

  AMEDISYS DURABLE MEDICAL EQUIPMENT, INC

     On January 1, 1999, the Company sold all of the issued and outstanding capital stock of Amedisys Durable Medical Equipment, Inc. d/b/a Care Medical and Mobility ("ADME") to Ace Drug Medical Equipment, Inc. ("ACE"), a Texas Corporation. ACE acquired substantially all of the assets and liabilities of ADME. The sale price was $672,385 of which $100,000 was paid at closing; $418,318 was payable pursuant to a two-year note in eight equal quarterly payments of principal and interest at prime plus 2%, adjusted annually; and $154,067 was payable pursuant to a one-year note, payable in four quarterly payments of principal plus

                        AMEDISYS, INC. AND SUBSIDIARIES
accrued interest at prime plus 2%. As of December 31, 2000 and 1999, the Company had not received these payments. As a result, the Company has fully reserved for these notes as of December 31, 2000 and 1999.

  AMEDISYS SURGERY CENTERS, LC

     Effective September 1, 1999, by an Asset Purchase Agreement, the Company sold certain assets, subject to the assumption of certain liabilities, of its wholly-owned subsidiary, Amedisys Surgery Centers, LC ("ASC"), to United Surgical Partners International, Inc. ("USP"). The assets and liabilities sold related to two free-standing outpatient surgery centers operated by ASC, Amedisys Surgery Center of Pasadena and Amedisys Surgery Center of South Houston (the "Surgery Centers"). The assets of the Surgery Centers were acquired by two Texas Limited Partnerships organized by USP and its wholly-owned subsidiaries. The Company and its affiliates had no material relationship with USP prior to this transaction. In consideration for the assets of the Surgery Centers, ASC received $11,000,000. At closing, $10,562,000 was paid in cash to ASC with a three-month $300,000 note receivable due to ASC payable in monthly installments of $100,000 plus interest at an effective interest rate of 10%. The Company has received payments of $205,000 on this note receivable and, as a result of the final sale adjustments, has offset the remaining balance against the gain recorded. In addition to cash considerations, USP agreed to pay off certain creditors of ASC for debts related to the Surgery Centers of $1,101,083. Subject to certain exceptions, the assets sold consisted primarily of $60,000 cash; all accounts and notes receivable; inventory; prepaid items; land; equipment, surgical instruments, furniture, fixtures, and leasehold improvements; office supplies; records and files; transferable governmental licenses, permits, and authorizations; trade names, goodwill, computer software, and operating rights; and rights in, to and under specified licenses, contracts, leases, and agreements. The liabilities assumed by USP include, subject to certain exclusions, the current liabilities of ASC and the obligations and liabilities under certain leases and contracts arising on or after September 1, 1999. The Company recorded a pre-tax gain of $9,417,000 in 1999 as a result of this transaction.

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

  PARK PLACE SURGERY CENTER, LLC

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

                        AMEDISYS, INC. AND SUBSIDIARIES

  INFUSION THERAPY DIVISION

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

     On August 9, 2000, the Company through its wholly-owned subsidiaries, Amedisys Alternate-Site Infusion Therapy Services, Inc. ("AASI") and PRN, Inc. ("PRN"), sold, by a Bill of Sale and Asset Purchase Agreement, certain assets, subject to the assumption of certain liabilities, of AASI and PRN, to Park Infusion Services, LP ("Park Infusion"). The transaction had an effective date of August 1, 2000. Neither the Company, its affiliates nor its directors and officers had any material relationship with Park Infusion prior to this transaction. Subject to certain post-closing adjustments, the Company received $1,750,000, calculated using a multiple of EBITDA. Subject to certain exceptions, the assets sold consisted primarily of all furniture, fixtures and equipment; inventory and supplies on hand or in transit; service and provider contracts; business contracts; intellectual and intangible assets; transferable licenses, permits and approvals; capital and operating leases; telephone and facsimile numbers; customer and supplier lists; books and records; goodwill; deposits; prepaid expenses; claims and rights associated with all purchased assets; and other privileges, rights, interests, properties and assets. Park Infusion assumed certain liabilities arising from operations from and after the closing date. The Company recorded a pre-tax gain of $1,114,000 as a result of this transaction in the quarter ended September 30, 2000.

  EAST HOUSTON SURGERY CENTER, LLC

     On December 1, 2000, the Company's wholly-owned subsidiary, Amedisys Surgery Centers, LC ("ASC"), East Houston Physician Surgical Services, Ltd. ("Surgical Services"), and East Houston Surgery Center, Ltd. ("East Houston") entered into an agreement for the purchase and sale of the Company's 22.98% membership interest in East Houston, an outpatient surgery center in Houston, Texas, to Surgical Services. The purchase price of $1,650,000 cash was paid to the Company at closing. The purchase price was determined based on an independent valuation analysis using the discounted economic income method. The Company and Surgical Services had no material relationship prior to the transaction, except by virtue of their membership interest in Park Place and that the Company and some of the member physicians served on the Board of Directors of East Houston. At the closing, the management agreement existing between the Company and East Houston was also terminated. The Company recorded a pre-tax gain of $1,307,000 as a result of this transaction in the quarter ended December 31, 2000.

     In August 1999, the Company adopted a formal plan to sell all of its interests in its outpatient surgery and infusion therapy divisions. The Company's strategic plan is to become a focused home health nursing company. As of December 31, 2000, the Company has divested its entire infusion therapy division and all of its outpatient surgery centers with the exception of one surgery center in Hammond, Louisiana. Generally, a plan to dispose of discontinued operations must be carried out over a period not to exceed one year in order to continue to qualify for discontinued operation accounting treatment. This remaining surgery center has been involved in litigation outside of the Company's control which prevented the Company from completing a timely disposition. For this reason, the Company has continued to reflect the outpatient surgery division as discontinued operations. The Company intends to sell the remaining surgery center in 2001.

                        AMEDISYS, INC. AND SUBSIDIARIES

3. PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following as of December 31, 2000 and 1999 (in 000's):

                                                               2000      1999
                                                              -------   -------
Land........................................................  $    58   $    58
Buildings and leasehold improvements........................      195       359
Equipment, furniture and vehicles...........................    7,840     7,961
Computer software...........................................      205       226
                                                              -------   -------
                                                                8,298     8,604
Accumulated depreciation....................................   (4,682)   (3,454)
                                                              -------   -------
                                                                3,616     5,150
Net Property and equipment included in Long-term Assets Held
  for Sale..................................................     (681)   (1,711)
                                                              -------   -------
Total property and equipment................................  $ 2,935   $ 3,439
                                                              =======   =======

4. OTHER INVESTMENTS:

     The Company had a 22.98% interest in a surgery center in Houston, Texas, which as of December 31, 1999 had a carrying value of $282,000. The surgery center opened in May 1998 and was managed by the Company under a long-term management contract. Effective September 1, 1999, the Company sold 19.02 units of its original 42 unit investment (each unit represents a 1% interest) to thirteen physician investors for $180,000 cash. The Company recorded a loss of $77,000 relating to the sale. On December 1, 2000, the Company sold its remaining interest in the surgery center (see Note 2).

     The Company developed a surgery center in Lafayette, Louisiana with a group of physician investors which began operations in March 1999. The Company managed the center under a management contract for a fee based on 4% of collections. As of December 31, 1999, the Company's investment in the surgery center totaled $457,000. This investment represented a 20% interest for the year ended December 31, 1999. The Company sold its interest in the surgery center on April 28, 2000 (see Note 2).

     The Company accounted for these investments using the equity method.

     These investment balances are included in the accompanying consolidated balance sheets as of December 31, 1999 as Long-term Assets Held for Sale.

5. OTHER ASSETS:

     Other assets include the following as of December 31, 2000 and 1999 (in 000's):

                                                               2000      1999
                                                              -------   -------
Notes Receivable............................................  $   221   $   599
Goodwill, net of accumulated amortization of $3,080 and
  $1,777....................................................   20,159    20,530
Deposits and Other..........................................      155       228
                                                              -------   -------
                                                               20,535    21,357
Included in Long-term Assets Held for Sale..................     (109)   (1,813)
                                                              -------   -------
          Total Other Assets................................  $20,426   $19,544
                                                              =======   =======

     Notes receivable at December 31, 2000 and 1999 consist primarily of advances on operating expenses and management fees for non-consolidated entities. These reimbursements are typically received within two months.

                        AMEDISYS, INC. AND SUBSIDIARIES

6. NOTES PAYABLE:

     Notes payable as of December 31, 2000 consists primarily of an asset-based line of credit with availability, depending on collateral, of up to $25 million with National Century Financial Enterprises, Inc. ("NCFE") and borrowings under a revolving bank line of credit of up to $2,500,000. The $25 million asset-based line of credit, which expires December, 2001, is collateralized by eligible accounts receivable of the home health care nursing division and as of December 31, 2000, had an outstanding balance of $2,953,000. Eligible receivables are defined as receivables, exclusive of workers' compensation and self-pay, that are aged less than 181 days. The effective interest rate on this line of credit which had outstanding balances at December 31, 2000 and 1999 of $2,952,000 and $4,917,000, respectively, was 15.29% and 15.88% for the years ended December 31, 2000 and 1999, respectively. The revolving bank line of credit of $2,500,000 bears interest at the Bank One Prime Floating Rate, which was 9.5% at December 31, 2000. At December 31, 2000, there were no amounts drawn on the line of credit.

7. LONG-TERM DEBT CLASSIFIED AS CURRENT:

     Long-term debt classified as current at December 31, 1999 consists of a $14,006,000 note plus accrued interest of $1,455,000 payable to Columbia/HCA at Union Planters of Louisiana prime plus 0.75% (8.5% at December 31, 1999) as a result of the acquisition of home health agencies consummated in November 1998 (see Note 2).

     On December 28, 2000, the Company entered into a loan agreement with NPF Capital, Inc. ("NPF") for a principal sum of up to $11,725,000. At execution, NPF paid $9,000,000 directly to Columbia/HCA for the benefit of the Company. The Company also financed $725,000 of debt issue costs under this agreement, with the remaining unfunded portion of $2,000,000 available for future acquisitions. Simultaneously, Amedisys entered into a Termination Agreement with Columbia/HCA relating to the note payable ("HCA Note"). The Termination Agreement with Columbia/HCA was effective October 1, 2000. The Termination Agreement related to that certain Credit Agreement dated November 16, 1998 and that certain promissory note dated December 1, 1998 as modified by that certain Loan Modification Agreement dated September 30, 1999. As part of this agreement, the HCA Note, which carried a balance (including accrued interest) of $16.6 million at September 30, 2000, was terminated effective October 1, 2000 for a cash payment of $9,000,000 and the execution of a warrant agreement that allows Columbia/HCA to purchase up to 200,000 shares of Amedisys' Common Stock, subject to certain conditions. These warrants have an estimated value of $344,000. As of result of these transactions, the Company has recorded an extraordinary gain of $5.8 million, net of taxes, in the fourth quarter of 2000.

                        AMEDISYS, INC. AND SUBSIDIARIES

8. LONG-TERM DEBT:

     Long-term debt consists primarily of notes payable to banks and other financial institutions that are due in monthly installments through 2004. Long-term debt includes the following as of December 31, 2000 and 1999 (in 000's):

LENDER:                                                        2000      1999
-------                                                       -------   -------
Notes payable to finance and equipment companies -- interest
  ranging from 5.50-20.00%..................................  $13,880   $ 5,916
Notes payable to banks -- interest at 9.00%.................       --        76
                                                              -------   -------
                                                               13,880     5,992
Less current portion:
  Current portion of long-term debt.........................   (3,379)   (2,325)
  Included in current liabilities held for sale.............     (192)     (209)
  Included in long-term liabilities held for sale...........     (966)   (1,252)
                                                              -------   -------
Long-term debt..............................................  $ 9,343   $ 2,206
                                                              =======   =======

     These borrowings are secured by furniture, fixtures, computer equipment and medical equipment. Maturities of debt as of December 31, 2000 are as follows (in 000's):

YEAR ENDED
----------
December 31, 2001...........................................  $3,571
December 31, 2002...........................................   5,316
December 31, 2003...........................................   4,884
December 31, 2004...........................................     109
Thereafter..................................................      --

     The fair value of long-term debt as of December 31, 2000 and 1999, estimated based on the Company's current borrowing rate of 15% at December 31, 2000 and 1999, was approximately $12,296,000 and $6,110,000, respectively.

9. CAPITAL LEASES:

     The Company acquired certain equipment under capital leases for which the related liabilities have been recorded at the present value of future minimum lease payments due under the leases. The present minimum lease payments under the capital leases and the net present value of future minimum lease payments are as follows (in 000's):

YEAR ENDED
----------
December 31, 2001...........................................  $ 399
December 31, 2002...........................................     30
Thereafter..................................................     --
                                                              -----
Total future minimum lease payments.........................    429
Amount representing interest................................    (52)
                                                              -----
  Present value of future minimum lease payments............    377
                                                              -----
Current portion:
  Included in current portion of obligations under capital
     leases.................................................   (333)
  Included in current liabilities held for sale.............    (14)
                                                              -----
Obligations under capital leases............................  $  30
                                                              =====

                        AMEDISYS, INC. AND SUBSIDIARIES

10. INCOME TAXES:

     The Company files a consolidated federal income tax return which includes all subsidiaries that are more than 80% owned. State income tax returns are filed individually by the subsidiaries in accordance with state statutes.

     The Company utilizes the liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     The total provision (benefit) for income taxes consists of the following for the years ended December 31, 2000, 1999 and 1998 (in 000's):

                                                              2000   1999   1998
                                                              ----   ----   ----
Current portion.............................................  $200   $383   $ --
Deferred portion............................................    --     --    926
                                                              ----   ----   ----
                                                              $200   $383   $926
                                                              ====   ====   ====

     Total income tax expense (benefit) is included in the following financial statement captions for the years ended December 31, 2000, 1999 and 1998 (in 000's):

                                                             2000     1999      1998
                                                             -----   -------   ------
Continuing operations......................................  $(659)  $(3,263)  $  (99)
Discontinued operations:
  Income from discontinued operations......................     --        88     (839)
  Gain on disposition of discontinued operations...........    172     3,558    1,864
Extraordinary item.........................................    687        --       --
                                                             -----   -------   ------
                                                             $ 200   $   383   $  926
                                                             =====   =======   ======

     Net deferred tax assets consist of the following components as of December 31, 2000 and 1999 (in 000's):

                                                               2000      1999
                                                              -------   -------
Deferred tax assets:
  NOL carryforward..........................................  $ 1,561   $    --
  Allowance for doubtful accounts...........................      538       199
  Self-insurance reserves...................................      618       262
  Deferred revenue..........................................    2,281     2,842
  Losses of consolidated subsidiaries not consolidated for
     tax purposes, expiring beginning in 2010...............      208       297
  Amortization of intangible assets.........................       --     1,356
  Expenses not currently deductible for tax purposes........      746       535
  Other.....................................................       65        --
Deferred tax liabilities:
  Amortization of intangible assets.........................   (1,005)       --
  Property and equipment....................................     (999)     (346)
  Net liability for cash basis partnership for tax reporting
     purposes...............................................     (249)     (227)
Less: Valuation allowance...................................   (3,764)   (4,918)
                                                              -------   -------
                                                              $    --   $    --
                                                              =======   =======

     The valuation allowance was recorded against net deferred tax assets due to the significant operating losses incurred by the Company during 2000 and 1999. The NOL Carryforward expires in 2020.

                        AMEDISYS, INC. AND SUBSIDIARIES

     Total tax expense on income before taxes resulted in effective tax rates that differed from the federal statutory income tax rate. A reconciliation of these rates is as follows for 2000, 1999 and 1998:

                                                              2000   1999   1998
                                                              ----   ----   ----
Income taxes computed on federal statutory rate.............   38%    35%    34%
State income taxes..........................................    3     23     --
Nondeductible goodwill......................................   --     --    (10)
Valuation allowance.........................................  (39)   (40)   (28)
Nondeductible expenses and other............................    1      5     --
                                                              ---    ---    ---
          Total.............................................    3%    23%    (4%)
                                                              ===    ===    ===

11. RELATED PARTY TRANSACTIONS:

  Notes Payable

     Notes payable to related parties at December 31, 2000 and 1999 consists of unsecured notes to certain stockholders of the Company amounting to $10,000 that are due on demand and bear interest at rates from 0%-12%. The fair value of these notes approximates the recorded balance due to the short-term nature of the notes.

  Other

     The Company paid consulting fees to stockholders of $63,000 and $125,000 for the years ended December 31, 2000 and 1999 and medical directors fees to stockholders of $0 and $77,000 in 2000 and 1999, respectively.

     ASC paid fees to a medical foundation on behalf of a stockholder of $4,000 in 1999. In 1999, ASC paid $10,800 to a stockholder of the Company for equipment rental.

12. CAPITAL STOCK:

  Preferred Stock

     In December 1997, the Company completed a private placement of 400,000 shares of $.001 par value convertible preferred stock pursuant to Regulation D of the Securities Act of 1933 at $10 per share for gross proceeds of $4 million. The Company used the proceeds of this placement to fund acquisitions and accelerate the growth of its network of outpatient health care services, including home health care offices, infusion therapy sites and outpatient surgery centers. Under the original placement agreement, these shares were initially convertible into 864,865 shares of common stock which is equivalent to $4.625 per share. On March 3, 1998, the Company completed a secondary phase of its private placement of preferred stock and issued an additional 350,000 shares for gross proceeds of $3.5 million. These shares were initially convertible into 756,757 shares of common stock which is equivalent to $4.625 per share. Warrants to purchase 52,500 shares of preferred stock at $10 per share, convertible into 113,514 shares of common stock, were issued to the placement agent, Hudson Capital Partners, L.P., in connection with the offering. Effective February 16, 1999, the Company amended the conversion terms through Preferred Stock Conversion Agreements. The conversion rate was reduced to $3.00 per common share in exchange for an agreement by these shareholders not to sell, transfer or otherwise dispose of any Company securities until December 31, 1999. Under this conversion agreement, the 750,000 preferred shares are convertible into 2,500,000 common shares. During 2000, eight preferred shareholders converted a total of 360,000 preferred shares into 1,200,000 common shares.

                        AMEDISYS, INC. AND SUBSIDIARIES

  Stock Options and Warrants

     The Company's Statutory Stock Option Plan ("the Plan") provides incentive stock options to key employees. The Plan is administered by a Compensation Committee (appointed by the Board of Directors) which determines, within the provisions of the Plan, those eligible employees to whom, and the times at which, options shall be granted. Each option granted under the Plan is to be convertible into one share of common stock, unless adjusted in accordance with the provisions of the Plan. Options may be granted for a number of shares not to exceed, in the aggregate, 1,425,000 shares of common stock at an option price per share of no less than the greater of (a) 100% of the fair market value of a share of common stock on the date the option is granted or (b) the aggregate par value of the shares of common stock on the date the option is granted. If the option is granted to any owner of 10% or more of the total combined voting power of the Company and its subsidiaries, the option price is to be at least 110% of the fair market value of a share of common stock on the date the option is granted. Each option vests ratably over a two to three year period and may be exercised during a period as determined by the Compensation Committee, not to exceed ten years from the date such option is granted. The aggregate fair market value of common stock subject to an option granted to a participant by the Compensation Committee in any calendar year shall not exceed $100,000.

     The Company's Directors' Stock Option Plan ("the Directors' Plan") provides stock options to directors. The Directors' Plan is administered by the Board of Directors in accordance with the provisions of the Directors' Plan. Each option granted under the Directors' Plan is to be convertible into one share of common stock, unless adjusted in accordance with the provisions of the Directors' Plan. Options may be granted for a number of shares not to exceed, in the aggregate, 75,000 shares of common stock. The option price is to be the fair market value, which is the closing price of a share of common stock on the last preceding business day prior to the date as to which fair market value is being determined, or on the next preceding business day on which such common stock is traded, if no shares of common stock were traded on such date. Each option vests ratably over a two to three year period and may be exercised during a period not to exceed five years from the date such option is granted.

     A summary of the Company's stock options as of December 31, 2000, 1999 and 1998 and changes during each of the years then ended is as follows:

                                             2000                     1999                     1998
                                    ----------------------   ----------------------   ----------------------
                                               WGTD. AVG.               WGTD. AVG.               WGTD. AVG.
                                     SHARES    EXER. PRICE    SHARES    EXER. PRICE    SHARES    EXER. PRICE
                                    --------   -----------   --------   -----------   --------   -----------
Outstanding at beginning of
  year............................   897,771      $3.84       462,051     $ 6.11       957,065     $ 6.14
Granted...........................   105,000       4.05       866,772       3.43       105,000       5.63
Exercised.........................        --         --            --         --            --         --
Cancelled, forfeited or
  expired.........................  (156,500)      4.09      (431,052)     (5.50)     (600,014)     (6.08)
                                    --------      -----      --------     ------      --------     ------
Outstanding at end of year........   846,271      $3.72       897,771     $ 3.84       462,051     $ 6.11
                                    ========      =====      ========     ======      ========     ======
Exercisable at end of year........   732,521      $3.68       468,521     $ 4.34       273,421     $ 6.34
                                    ========      =====      ========     ======      ========     ======
Weighted average fair value of
  options granted during the
  year............................                $3.74                   $ 1.34                   $ 1.85
                                                  =====                   ======                   ======

     Of the 113,750 options outstanding but not exercisable at December 31, 2000, 91,250 become exercisable in 2001 and 22,500 in 2002.

                        AMEDISYS, INC. AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                             OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                              -------------------------------------------------      ---------------------------
                                NUMBER            WGTD. AVG.         WGTD. AVG.          NUMBER       WGTD. AVG.
                              OUTSTANDING         REMAINING           EXERCISE       EXERCISABLE AT    EXERCISE
RANGE OF EXERCISE PRICES      AT 12/31/00      CONTRACTUAL LIFE        PRICE            12/31/00        PRICE
------------------------      -----------      ----------------      ----------      --------------   ----------
$3.00 - $7.00...............    846,271              6.29              $3.72            732,521         $3.68

     The Company applies Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, was issued in 1995 and changes the methods for recognition of cost on plans similar to those of the Company. Pro forma disclosures, as if the Company had adopted the cost recognition requirements under SFAS 123 are presented below.

     At December 31, 2000, the Company had the following warrants outstanding:

WARRANTS OUTSTANDING                                                 PRICE
--------------------                                                 -----
     174,826......................................................   $3.00
      35,000......................................................    4.00
      50,000......................................................    5.00
      -------
     259,826

     The fair value of each option and warrant granted during the periods presented is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of a range of 112.62% to 130.87% for options issued in 2000, a range of 99.8% to 114.4% for options issued in 1999, and 53.0% for options issued in 1998, (iii) risk-free interest rate of a range of 5.31% to 7.03% in 2000, a range of 5.80% to 6.21% in 1999, and 5.70% in 1998, and (iv) expected life of three to nine years.

     Had compensation cost for the Company's options awarded in 1995 or later been determined consistent with SFAS 123, the Company's net income (loss), net income (loss) applicable to common stockholders and net income (loss) per common share for 2000, 1999 and 1998 would approximate the pro forma amounts below (in 000's, except share amounts):

                                 2000                    1999                     1998
                         --------------------   -----------------------   --------------------
                            AS                      AS                       AS
                         REPORTED   PRO FORMA    REPORTED    PRO FORMA    REPORTED   PRO FORMA
                         --------   ---------   ----------   ----------   --------   ---------
Net income (loss)......   $6,370     $5,614       $1,300       $ 882      $(24,871)  $(25,565)
                          ======     ======       ======       =====      ========   ========
Net income (loss)
  applicable to common
  stockholders.........   $6,370     $5,614       $1,300       $ 882      $(24,871)  $(25,565)
                          ======     ======       ======       =====      ========   ========
Net income (loss) per
  Common share.........   $ 1.47     $ 1.29       $ 0.42       $0.29      $  (8.12)  $  (8.35)
                          ======     ======       ======       =====      ========   ========

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards made prior to 1995. Additional awards in future years are anticipated.

                        AMEDISYS, INC. AND SUBSIDIARIES

  Amedisys Specialized Medical Services, Inc. (ASM) Employee Stock Ownership
  Plan

     ASM, a wholly owned subsidiary, developed an Employee Stock Ownership Plan ("ESOP") effective January 1, 1997 to enable participating employees of ASM to share in the ownership of ASM. Under the ESOP, the Company may make annual contributions to a trust for the benefit of eligible employees, in the form of either cash or common stock of ASM. The amount of the annual contribution is discretionary. No contributions were made for the years ended December 31, 2000, 1999 and 1998.

  Employee Stock Purchase Plan

     The Company has a plan whereby eligible employees may purchase the Company's common stock at 85% of the lower of the market price at the time of grant or the time of purchase. There are 1,000,000 shares reserved for this plan. At December 31, 2000, there were 604,397 shares available for future offerings. A summary of the shares issued since the inception of the plan is as follows:

EMPLOYEE STOCK PURCHASE PLAN PERIOD                           SHARES ISSUED   PRICE
-----------------------------------                           -------------   -----
August 1, 1998 to December 31, 1998.........................       4,489      $2.44
January 1, 1999 to June 30, 1999............................      30,822       1.70
July 1, 1999 to December 31, 1999...........................      53,524       1.69
January 1, 2000 to June 30, 2000............................      70,899       1.17
July 1, 2000 to September 30, 2000..........................     192,671       2.50
October 1, 2000 to December 31, 2000........................      43,198       3.61
                                                                 -------
                                                                 395,603
                                                                 =======

13. COMMITMENTS AND CONTINGENCIES:

  Legal Proceedings

     From time to time, the Company and its subsidiaries are defendants in lawsuits arising in the ordinary course of the Company's business. While the outcome of these lawsuits cannot be predicted with certainty, management believes that the resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

     The Company filed a lawsuit against Mr. James P. Cefaratti, the Company's former President and Chief Operations Officer, alleging various negligent actions which constituted breaches of fiduciary duty owed to the Company and its stockholders. The lawsuit was initially filed in the 19th Judicial District Court of the Parish of East Baton Rouge, State of Louisiana on November 24, 1998. The lawsuit was then removed to the United States District Court for the Middle District of Louisiana. The Company is seeking unspecified damages incurred as a result of the alleged negligent actions and all other appropriate relief.

     On December 7, 1998, Mr. Cefaratti filed a lawsuit naming the Company as a defendant and claimed that he was terminated in violation of an alleged employment contract. Other ex-employees of the Company which have lawsuits pending against the Company claiming breaches of alleged employment contracts include Ms. Judi M. McQueary, the former President of the Company's managed care division (filed on December 11, 1998) and Mr. William G. Hardee, the former Vice President of the Company's southeastern alternate site infusion division (filed on December 11, 1998).

     All of the above mentioned lawsuits filed by the ex-employees of the Company were initially filed in the United States District Court for the Eastern District of Louisiana and were consolidated together as one lawsuit. All the said lawsuits were then transferred to the United States District Court for the Middle District of Louisiana and severed to be tried separately. The Chief Executive Officer of the Company, and its directors

                        AMEDISYS, INC. AND SUBSIDIARIES
and officers liability insurer were named as defendants in all the above mentioned lawsuits. The relief sought in all these cases are contract damages, penalty wages, costs, and attorney fees.

     The Company filed a lawsuit against Mr. Stephen L. Taglianetti, the former President of the Company's alternate site infusion division, alleging various negligent actions which constituted breaches of fiduciary duty owed to the Company and its stockholders. The lawsuit against Mr. Taglianetti was initially filed in the 19th Judicial District Court of the Parish of East Baton Rouge, State of Louisiana on November 19, 1998. The lawsuit was then removed to the United States District Court for the Middle District of Louisiana. The Company sought damages incurred as a result of the negligent actions and all other appropriate relief. Mr. Taglianetti, on December 11, 1998, sued the Company claiming that he was terminated in violation of an alleged employment contract and for reporting alleged illegal billing practices. The Chief Executive Officer of the Company and its directors and officers liability insurer were named as defendants in this suit. Mr. Taglianetti's lawsuit has been settled out of court and is no longer pending. All claims for damages by all parties thereto have been released and otherwise waived.

     Mr. Charles M. McCall, the former President of the supplemental staffing division of the Company, filed a lawsuit against the Company in the 19th Judicial District Court of the Parish of East Baton Rouge, Louisiana on December 29, 1998. Said lawsuit claimed breaches of an alleged employment contract. Mr. McCall's lawsuit has been settled out of court and is no longer pending. All claims for damages by all parties thereto have been released and otherwise waived.

     Alliance, a wholly-owned subsidiary of the Company, filed for Chapter 7 Federal bankruptcy protection with the United States Bankruptcy Court in the Northern District of Oklahoma on September 29, 2000. Alliance was acquired by the Company in January, 1998 and ceased operations in January, 1999 (see Note
2).

  Leases

     The Company and its subsidiaries have leased office space at various locations under noncancelable agreements which expire between March 31, 2001 and October 31, 2011, and require various minimum annual rentals. Total minimum rental commitments at December 31, 2000 are due as follows (in 000's):

2001........................................................  $3,182
2002........................................................   2,211
2003........................................................   1,411
2004........................................................     790
2005........................................................     616
Thereafter..................................................   1,855

     Rent expense for all non-cancelable operating leases was $4,040,000, $4,860,000, and $3,255,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

  Management Agreement

     On November 2, 1998, the Company and CareSouth Home Health Services, Inc. ("CareSouth"), an affiliate of CPII Acquisition Corp., entered into agreements under which CareSouth agreed to provide payroll processing, billing services, collection services, cost reporting services and software maintenance and support for the Company's home health agencies with a consolidated fee structure. Under the consolidated fee structure, fees are collected for services provided on a per visit basis, which may be adjusted depending on the cumulative number of annual visits. Effective September 1, 1999, the management agreement was amended to exclude cost reporting services and software maintenance and support for a corresponding decrease in professional fees. The Company pays CareSouth $475,000 per month up to 1,760,000 visits per year after

                        AMEDISYS, INC. AND SUBSIDIARIES
which the Company will pay CareSouth $3.50 per visit in excess of 1,760,000 per year for management fees under this agreement, which expires on November 2, 2004.

  Self-Funded Insurance Plans

     During 1995, the Company became self-insured for workers' compensation claims in the State of Louisiana up to certain policy limits. Claims in excess of $200,000 per incident and $1,300,000 in the aggregate over a two-year policy period were insured by third party reinsurers. In connection with the self-insurance plan and as required by the State of Louisiana, the Company issued a $175,000 letter of credit in favor of the Louisiana Department of Labor, which expired February 17, 1998, and was renewed to February, 1999. In January 1999, the Company changed from a self-insured workers' compensation plan to a fully insured, guaranteed cost plan.

     The Company is self-insured for health claims up to certain policy limits. Claims in excess of $100,000 per incident are insured by third party reinsurers. The Company has accrued a liability of approximately $708,000 and $644,000 at December 31, 2000 and 1999, respectively, for both outstanding and incurred, but not reported claims based on historical experience.

  Employment Contracts

     The Company has commitments related to employment contracts with a number of its senior executives. Such contracts generally commit the Company to pay bonuses upon the attainment of certain operating goals and severance benefits under certain circumstances.

  Other

     The Company is subject to various other types of claims and disputes arising in the course of its business. While the resolution of such issues is not presently determinable with certainty, management believes that the ultimate resolution of such matters will not have a significant effect on the Company's financial position or results of operations.

14. BENEFIT PLAN:

     The Company adopted a plan qualified under Section 401(k) of the Internal Revenue Code for all employees who are 21 years of age and have at least 90 days of service. Under the plan, eligible employees may elect to defer a portion of their compensation, subject to Internal Revenue Service limits. The Company may make matching contributions equal to a discretionary percentage of the employee's salary deductions. A matching contribution of $129,000 was made for 1998 in 1999, a matching contribution of $617,000 was made for 1999 in 2000, and a matching contribution of approximately $873,164 will be made in 2001 for 2000. Such contributions were made in the form of common stock of the Company, valued based upon the fair market value of the stock as of December 31 of the applicable year.

15. AMOUNTS DUE TO AND DUE FROM MEDICARE:

     Prior to the implementation of PPS, the Company recorded Medicare revenues at the lower of actual costs, the per visit cost limit, or a per beneficiary cost limit on a individual provider basis. Ultimate reimbursement under the Medicare program was determined upon review of the annual cost reports. As of December 31, 2000, the Company estimates an aggregate payable to Medicare of $13.3 million, netted against accounts receivable, resulting from interim cash receipts in excess of expected reimbursement. For the cost report year ended December 31, 2000, the Company has an estimated payable of $2.3 million of which $2.4 million is due in excess of one year and $0.1 million is due to the Company within the next year. For the cost report year ended 1999, the Company has an estimated payable of $6.4 million of which $3.4 million is

                        AMEDISYS, INC. AND SUBSIDIARIES
due within one year and $3.0 million is due in excess of one year. For the cost report years ended 1998 and prior, the Company has an estimated payable of $4.6 million of which $4.0 million is due within one year and $0.6 million is due in excess of one year. The Company derived 90%, 90%, and 73% of its revenues from continuing operations from the Medicare system for the years ended December 31, 2000, 1999, and 1998, respectively.

16. UNAUDITED FINANCIAL INFORMATION:

     The following table reflects the restatement of the Company's quarterly results of operations for 1999. During the fourth quarter of 1999, the Company reclassified program fees related to the NCFE line of credit from other general and administrative expenses to interest expense (in 000's):

                                                           QUARTER ENDED (UNAUDITED)
                            ---------------------------------------------------------------------------------------
                                MARCH 31, 1999           JUNE 30, 1999          SEPTEMBER 30, 1999
                            ----------------------   ----------------------   ----------------------   DECEMBER 31,
                            AS REPORTED   RESTATED   AS REPORTED   RESTATED   AS REPORTED   RESTATED       1999
                            -----------   --------   -----------   --------   -----------   --------   ------------
Interest Expense..........    $  (580)    $  (777)    $ (1,147)    $ (1,916)   $ (1,187)    $ (2,562)    $ (3,625)
Other General and
  Administrative
  Expense.................    $(7,522)    $(7,325)    $(15,682)    $(14,913)   $(19,459)    $(18,084)    $(23,056)

17. UNAUDITED SUMMARIZED QUARTERLY FINANCIAL INFORMATION

                                                                                          NET INCOME
                                                              OPERATING                (LOSS) PER SHARE
                                                               INCOME     NET INCOME   -----------------
                                                   REVENUES    (LOSS)       (LOSS)     BASIC    DILUTED
                                                   --------   ---------   ----------   ------   --------
2000:
1st Quarter......................................   23,418     (1,362)      (1,292)    (0.40)    (0.40)
2nd Quarter......................................   23,270     (1,372)      (1,334)    (0.35)    (0.35)
3rd Quarter......................................   22,091     (1,469)        (760)    (0.15)    (0.15)
4th Quarter......................................   21,976      3,129        9,756      1.83      1.83
                                                    ------     ------       ------
                                                    90,755     (1,074)       6,370      1.47      1.47
                                                    ======     ======       ======
1999:
1st Quarter......................................   25,057     (1,621)      (2,498)    (0.81)    (0.81)
2nd Quarter......................................   24,642     (1,444)      (1,455)    (0.47)    (0.47)
3rd Quarter......................................   24,170         58        6,168      1.98      1.98
4th Quarter......................................   23,542     (1,074)        (915)    (0.29)    (0.29)
                                                    ------     ------       ------
                                                    97,411     (4,081)       1,300      0.42      0.42
                                                    ======     ======       ======

18. SUBSEQUENT EVENT:

     Effective March 1, 2001, the Company acquired through its wholly-owned subsidiary, Amedisys Home Health, Inc. of Alabama, certain assets and liabilities of Seton Home Health Services, Inc. ("Seton") from Seton Health Corporation of North Alabama. The assets acquired consisted primarily of all furniture, fixtures, equipment (except computer equipment and printers) and leasehold improvements; supplies; inventory; lists of present and former patients and mailing lists; vendor lists; employee records; telephone numbers and listings; intangibles and other rights and privileges; leasehold interest in the locations; goodwill and going concern; rights under certain agreements; rights under all contracts including capital leases and non-competition agreements; licenses and permits relating to ownership, development and operations; and rights under Medicare and Medicaid Provider Agreements. The liabilities assumed consisted of estimated PTO and obligations under capital and operating leases. In consideration for the acquired assets and liabilities, the Company paid $440,000 cash, which represents a purchase price of $475,000 less the estimated value of accrued vacation time.

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                             IDENTIFICATION OF EXHIBIT
        -------                           -------------------------
     2.1(1)              -- Acquisition Agreement dated December 20, 1993 between the
                            Company and M & N Capital Corp.
     2.2(3)              -- Plan of Merger dated August 3, 1994 between M & N Capital
                            Corp. and the Company
     2.3(4)              -- Certificate of Merger dated August 3, 1994 between M & N
                            Capital Corp. and the Company
     2.4(7)              -- Acquisition Agreement dated August 1,1997 between the
                            Company and Allgood Medical Services, Inc.
     2.5(7)              -- Exchange Agreement dated January 1, 1998 between the
                            Company and Alliance Home Health, Inc. and University
                            Capital Corp. dated December 10, 1997
     2.6(7)              -- Stock Purchase Agreement by and among Amedisys,
                            Alternate-Site Infusion Therapy Services, Inc., PRN, Inc.
                            d/b/a Home IV Therapy, Joseph W. Stephens, and Terry I.
                            Stevens dated February 23, 1998
     2.7(7)              -- Agreement to Purchase by and between Amedisys,
                            Alternate-Site Infusion Therapy Services, Inc. and
                            Precision Health Systems, L.L.C. dated February 27, 1998
     2.8(7)              -- Promissory note in the amount of $250,000 to Precision
                            Health Solutions, L.L.C. in connection with the purchase
                            of the company
     2.9(7)              -- Stock Purchase Agreement by and among Amedisys
                            Alternate-Site Infusion Therapy Services, Inc., Infusion
                            Care Solutions, Inc. and Daniel D. Brown dated February
                            27, 1998
     2.10(7)             -- Promissory note in the amount of $125,000 to Daniel D.
                            Brown in connection with the purchase of the company
     2.11(8)             -- Stock Purchase Agreement by and among Amedisys
                            Specialized Medical Services, Inc., Quality Home Health
                            Care, Inc., Frances Unger, and James Unger dated May 1,
                            1998
     2.12(8)             -- Asset Purchase Agreement by and among Amedisys
                            Specialized Medical Services, Inc., and Precision Home
                            Health Care, Inc. dated May 1, 1998
     2.13(8)             -- Promissory note in the amount of $800,000 to Precision
                            Home Health Care, Inc. in connection with the purchase of
                            the company
     2.14(8)             -- Promissory note in the amount of $400,000 to Precision
                            Home Health Care, Inc. in connection with the purchase of
                            the company
     2.15(9)             -- Asset Purchase agreement among Nursefinders, Inc.,
                            Amedisys Staffing Services, Inc., Amedisys Nursing
                            Services, Inc., and Amedisys Home Health, Inc. and
                            Amedisys, Inc.
     2.16(10)            -- Asset Purchase Agreement by and between CPII Acquisition
                            Corp. and Amedisys, Inc.
     2.17(10)            -- Asset Purchase Agreement by and between Columbia/HCA
                            Healthcare Corporation and Amedisys, Inc.
     2.18(13)            -- Asset Purchase Agreement among Amedisys Surgery Centers,
                            L.C. and Permian Surgical Care Center, Inc. d/b/a
                            Tanglewood Surgery Center
     2.19(15)            -- Asset Purchase Agreement among Amedisys, Inc., Amedisys
                            Surgery Centers, L.C. and United Surgical Partners
                            International, Inc.
     2.20(15)            -- Promissory Note from United Surgical Partners
                            International, Inc.

        EXHIBIT
          NO.                             IDENTIFICATION OF EXHIBIT
        -------                           -------------------------
     2.21(17)            -- Membership Interest Purchase Agreement by and among U.S.
                            Orthopedics, Texas, L.L.C., Amedisys Surgery Centers,
                            L.C., Ambulatory Systems Development of Texas, Inc.,
                            Ambulatory Systems Development Corporation, and U.S.
                            Orthopedics, Inc.
     2.22(18)            -- Agreement for Purchase and Sale of LLC Membership
                            Interest among Amedisys, Inc., Park Place Surgery Center,
                            LLC, and the Members of Park Place Surgery Center, LLC
     2.23(19)            -- Bill of Sale and Asset Purchase Agreement by and among
                            Park Infusion Services, LP, Amedisys Alternate-Site
                            Infusion Therapy Services, Inc., PRN, Inc., and Amedisys,
                            Inc.
     3.1(4)              -- Certificate of Incorporation
     3.2(4)              -- Bylaws
     4.1(4)              -- Certificate of Designation for the Series A Preferred
                            Stock
     4.2(7)              -- Common Stock Specimen
     4.3(7)              -- Preferred Stock Specimen
     4.4(7)              -- Form of Placement Agent's Warrant Agreement
     4.5(14)             -- Certificate of Amendment of Certificate of Designation
                            Specimen
     4.6(14)             -- Series A Preferred Stock Conversion Agreement Specimen
    10.1(4)              -- Master Note with Union Planter's Bank of Louisiana
    10.2(4)              -- Merrill Lynch Term Working Capital Management Account
    10.3(5)              -- Promissory Note with Deposit Guaranty National Bank
    10.4(7)              -- Amended and Restated Stock Option Plan
    10.5(7)              -- Registration Rights Agreement
    10.6(11)             -- Master Corporate Guaranty of Service Agreements between
                            CareSouth Home Health Services, Inc. and Amedisys, Inc.
                            dated November 2, 1998
    10.7(16)             -- Loan Modification Agreement by and between Amedisys, Inc.
                            and Columbia/HCA Healthcare Corporation
    10.8(20)             -- Employment Agreement between Amedisys, Inc. and William
                            F. Borne
    10.9(20)             -- Employment Agreement between Amedisys, Inc. and Larry
                            Graham
    10.10(20)            -- Amendment to Employee Agreement by and between Amedisys,
                            Inc. and Larry Graham
    10.11(20)            -- Employee Agreement between Amedisys, Inc. and John
                            Joffrion
    18.1(12)             -- Letter regarding Change in Accounting Principles
    21.1(7)              -- List of Subsidiaries
    23.1(20)             -- Consent of Arthur Andersen, LLP, Independent Public
                            Accountants

---------------

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

(18) Previously filed as an exhibit to the Current Report on Form 8-K dated May 11, 2000.

(19) Previously filed as an exhibit to the Current Report on Form 8-K dated August 23, 2000.

(20) Filed herewith.