Form 10-K/A
period 2000-12-31
AMEDISYS INC
filed 2001-05-10
CIK 896262

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation(1) S-K in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price as quoted by the OTC Bulletin Board on March 12, 2001 was $26,522,000. As of March 12, 2001 registrant has 5,644,181 shares of Common Stock outstanding.

         The undersigned registrant hereby amends Items 10 through 13 of its annual report on Form 10-K for the fiscal year ended on December 31, 2000, as follows:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) Directors - Certain information about the current directors is set forth below:


         Name of Nominee                 Age           Served as Director Since
         ---------------                 ---           ------------------------
         William F. Borne                43                       1982

         Ronald A. LaBorde               44                       1997

         Jake L. Netterville             63                       1997

         David R. Pitts                  61                       1997

         Peter F. Ricchiuti              44                       1997

         William F. Borne. Mr. Borne founded the Company in 1982 and has served as Chief Executive Officer and a director since that time. In 1988, Mr. Borne also founded and served as President and Chief Executive Officer of Amedisys Specialized Medical Services, Inc., a wholly-owned subsidiary of the Company engaged in the provision of home health care services, until June 1993.

         Ronald A. LaBorde. Since 1995, Mr. LaBorde has served as the President, Chief Executive Officer, and Chairman of the Board of Piccadilly Cafeterias, Inc. ("Piccadilly"), a publicly held retail restaurant business. Prior to 1995, Mr. LaBorde held various executive positions with Piccadilly including Executive Vice President and Chief Financial Officer from 1992 to 1995, Executive Vice President, Corporate Secretary and Controller from 1986 to 1992, and Vice President and Assistant Controller from 1982 to 1986. Mr. LaBorde is a certified public accountant.

         Jake L. Netterville. Mr. Netterville has been the Managing Director of Postlethwaite & Netterville, A Professional Accounting Corporation since 1977. Mr. Netterville is a certified public accountant and has served as Chairman of the Board of the American Institute of Certified Public Accountants, Inc. ("AICPA") and is a permanent member of the AICPA's Governing Council. Mr. Netterville serves as a member of the Board of Directors of the Wall Street Deli, a NASDAQ listed company.

         David R. Pitts. Mr. Pitts is the President and Chief Executive Officer of Pitts Management Associates, Inc., a national hospital and healthcare consulting firm. Mr. Pitts has over forty years experience in hospital operations, healthcare planning and multi-institutional organization, and has served in executive capacities in a number of hospitals, multi-hospital systems, and medical schools.

         Peter F. Ricchiuti. Mr. Ricchiuti has been Assistant Dean and Director of Research at Tulane University's A. B. Freeman School of Business since 1993, and an Adjunct Professor of Finance at Tulane since 1986. Mr. Ricchiuti is a member of the Board of Trustees for WYES-TV, the public broadcasting station in New Orleans, Louisiana.

         (b) Executive Officers - The executive officers of the Company are as follows:


                                                                                         Period of Service in
                  Name                      Age                Capacity                  Such Capacity Since
                  ----                      ---                --------                  -------------------
         William F. Borne (1)               43      Chief Executive Officer, President      December 1982

         Larry R. Graham                    35      Chief Operating Officer                 January 1999

         John M. Joffrion                   34      Senior Vice President of Finance        September 1999

         Michael D. Lutgring                31      General Counsel and Secretary           November 1997


----------

(1) Biographical information with respect to this officer was previously provided above.

                                   ----------

         Larry R. Graham became Chief Operating Officer in January 1999. He joined the Company in April 1996 as Vice President of Finance and in January 1998 he was promoted to Senior Vice President of Operations. From 1993 to 1996, he was Director of Financial Services at General Health Systems, a regional multi-faceted health care system in Baton Rouge. From 1989 to 1993, he was a Senior Accountant for Arthur Andersen LLP.

         John M. Joffrion joined the Company in February 1998 as the Senior Vice President of Home Care for the States of Louisiana and Texas. He was promoted to Senior Vice President of Operations for the Home Care Division in January 1999 and to Senior Vice President of Finance in September 1999. Before joining the Company, Mr. Joffrion served in numerous capacities for the Columbia Home Care Group for the State of Louisiana.

         Michael D. Lutgring was named General Counsel and Secretary in 1997. Previously, after his graduation from law school in 1996, he was in the private practice of law.

         (c) Section 16(a) Beneficial Ownership Reporting Compliance - Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission ("SEC"). Copies of all filed reports are required to be furnished to the Company. Based solely on the reports received by the Company, the Company believes all such persons complied with all applicable filing requirements during 2000.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation earned by the chief executive officer and for all other executive officers whose total annual salary and bonus exceeded $100,000 during 2000.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

                                                                                                      LONG-TERM
                                                           ANNUAL COMPENSATION                       COMPENSATION
                                                --------------------------------------------         ------------
                                                                                                      SECURITIES
                                                                                OTHER ANNUAL          UNDERLYING
                                         YEAR      SALARY         BONUS         COMPENSATION           OPTIONS
                                         ----   ------------   ------------    -------------         ------------
William F. Borne
Chief Executive Officer and President    2000   $    276,355   $    300,000    $         --             38,000
                                         1999        240,915        250,000              --            107,225
                                         1998        236,150             --          64,706(1)              --

Larry R. Graham
Chief Operating Officer                  2000   $    179,509   $     90,000    $         --             16,340
                                         1999        138,024         75,000              --             75,000

John M. Joffrion
Senior Vice President of Finance         2000   $    137,898   $     60,000    $         --             66,340
                                         1999        115,925         60,000              --             20,000

Michael D. Lutgring                      2000   $     93,418   $     20,000    $         --                 --
General Counsel

----------

(1) Mr. Borne's Other Annual Compensation consisted of the forgiveness of a debt owed the Company.

                            2000 STOCK OPTION GRANTS

                                                                                              POTENTIAL REALIZABLE
                                                                                                VALUE AT ASSUMED
                                                                                               ANNUAL RATES OF STOCK
                                      PERCENT OF       EXERCISE                               PRICE APPRECIATION FOR
                        OPTIONS      TOTAL OPTIONS      PRICE                                       OPTION TERM
                        GRANTED        GRANTED          (PER            EXPIRATION            ----------------------
      NAME              (SHARES)     TO EMPLOYEES      SHARE)(1)           DATE                   5%          10%
      ----              --------     ------------      ---------        ----------            ----------   ---------
William F. Borne           2,600           2.52%         $5.125        August 31, 2005         $   3,681   $  8,135
                          30,000          29.13%         $1.413       December 31, 2009        $  11,707   $ 25,870
                           5,400           5.24%         $5.125        August 31, 2010         $  17,405   $ 44,107

John M. Joffrion          50,000          48.54%         $ 3.50        December 7, 2010        $ 110,057   $278,905

----------
(1)      Represents the fair market value on the date of the grant.

                       AGGREGATED OPTION EXERCISES IN 2000
                           AND YEAR-END OPTION VALUES

                            SHARES
                           ACQUIRED      VALUE           NUMBER OF SECURITIES            VALUE OF UNEXERCISED
          Name           ON EXERCISE    REALIZED    UNDERLYING UNEXERCISED OPTIONS       IN-THE-MONEY OPTIONS(*)
          ----           -----------    --------    ------------------------------    ----------------------------

                                                     EXERCISABLE    UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
                                                    ------------    --------------    -----------    -------------
William F. Borne              --           --          226,555           8,000          $213,961         $     --

Larry R. Graham               --           --           82,016              --          $100,785         $     --

John M. Joffrion              --           --           20,000          50,000          $ 26,876         $ 42,190

Michael D. Lutgring           --           --           17,000              --          $ 22,845         $     --

----------

(*) Computed based on the differences between the fair market value at fiscal year end and aggregate exercise prices.

                                   ----------

         Each director is paid a retainer fee of $1,000 per month and, in addition, is also eligible to receive stock options. During 2000, each director was granted stock options for 8,000 shares of Common Stock at an exercise price of $5.125 per share. All directors are entitled to reimbursement for reasonable travel and lodging expenses incurred in attending meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         There have been no Compensation Committee interlocks or insider participation.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock and Common Stock Equivalents as of April 17, 2001 by (i) each person known by the Company to beneficially own more than five percent of the Company's Common Stock and Common Stock Equivalents, (ii) each of the Company's directors and director nominees, (iii) each named executive officer, and (iv) all directors and executive officers of the Company as a group.

                                                                             SHARES OF
                                                                           COMMON STOCK AND           PERCENT OF
                                                                             COMMON STOCK               VOTING
                   NAME AND ADDRESS(1)                                     EQUIVALENTS(2)              POWER(3)

Terra Healthy Living, Ltd.                                                    1,166,667(4)                16.84%

William F. Borne                                                                752,324(5)                12.55%

James R. Levitas                                                                349,000(6)                 6.06%

LEVCO Partners, L.P.                                                            306,200(6)                 5.31%

Larry R. Graham                                                                 154,897(7)                 2.65%

John M. Joffrion                                                                 80,815(8)                 1.39%

Peter F. Ricchiuti                                                               42,305(9)                    *

Jake L. Netterville                                                              29,305(10)                   *

David R. Pitts                                                                   27,305(11)                   *

Ronald A. LaBorde                                                                24,305(12)                   *

Michael D. Lutgring                                                              23,391(13)                   *

All officers and directors as a group (8 persons)                             1,134,648                   18.22%

----------

(*)  Less than one percent.

(1) Each address is the Company's, except for (i) Terra Healthy Living, Ltd., at Station Street 22, Uerikon 8713, Switzerland and (ii) James R. Levitas and LEVCO Partners, L.P., at c/o Levitas & Company, 230 Park Avenue, Suite 1549, New York, New York, 10169.

(2) Except as noted below, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock and Common Stock Equivalents.

(3)  Includes Common Stock and Common Stock Equivalents.

(4) Represents 1,166,667 shares of Company Common Stock which are convertible from 350,000 shares of Series A Preferred Stock.

(5) Includes options to purchase 230,555 shares of Common Stock which may be acquired through options currently exercisable, 50,000 shares of Common Stock owned by his wife, 63,500 shares of Common Stock owned by a trust on behalf of Mr. Borne's children, 5,000 shares of Common Stock owned by his parents, and 20,100 shares of Common Stock owned by his father.

(6) James R. Levitas and LEVCO Partners, L.P. have shared voting power for 306,200 shares of Common Stock owned by LEVCO Partners, L.P.

(7) Includes options to purchase 82,016 shares of Common Stock which may be acquired through options currently exercisable, 3,624 shares owned jointly with his wife and 7,338 shares of Common Stock owned by his wife.

(8) Includes options to purchase 20,000 shares of Common Stock which may be acquired through options currently exercisable and 25,000 shares of Common Stock which may be acquired through options exercisable within sixty days.

(9) Includes options to purchase 22,305 shares of Common Stock which may be acquired through options currently exercisable.

(10) Includes options to purchase 22,305 shares of Common Stock which may be acquired through options currently exercisable.

(11) Includes options to purchase 22,305 shares of Common Stock which may be acquired through options currently exercisable and 5,000 shares owned jointly with his wife.

(12) Includes options to purchase 22,305 shares of Common Stock which may be acquired through options currently exercisable and 2,000 shares owned jointly with his wife.

(13) Includes options to purchase 17,000 shares of Common Stock which may be acquired through options currently exercisable and 460 shares owned by his wife.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In March 1998, the Company completed a Private Placement of 750,000 shares of Series A Preferred Stock ("Preferred Shares") to accredited investors at a purchase price of $10.00 per share ("Private Placement") in reliance upon an exemption from registration under the Securities Act of 1933.

         Effective February 16, 1999, the terms of conversion of the Company's Series A Preferred Stock were amended through a Preferred Stock Conversion Agreement. This agreement reduced the conversion rate for the Series A Preferred Stock to $3.33 per common share. Prior to the agreement, the conversion rate at December 31, 1998 was $4.41 which would convert into 1,700,680 shares of common stock. Under the new agreement, the preferred stock will convert into 2,500,000 common shares.

         In connection with the Private Placement, Terra Healthy Living, Ltd. purchased 350,000 shares of Series A Preferred Stock, which is convertible into 1,166,667 shares of common stock. Terra Healthy Living, Ltd. is only affiliated with the Company through their stock ownership.

         During 2000, eight preferred shareholders converted a total of 360,000 preferred shares into 1,200,000 common shares. Thus far in 2001, three additional preferred shareholders converted a total of 40,000 preferred shares into 133,334 common shares.

         A note payable to a certain stockholder of the Company at December 31, 2000 consists of a $10,000 unsecured note that is due on demand and bears interest at 0%. The fair value of this note approximates the recorded balance due to the short-term nature of the note. The said stockholder is neither an officer, director, or a stockholder who beneficially owns more than 5% of the Company's common stock.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, there unto duly authorized, on the 10th day of May, 2001.

AMEDISYS, INC.

By: /s/ John M. Joffrion
    --------------------------------------
JOHN M. JOFFRION,
Senior Vice President of Finance
Principal Accounting and Financial Officer