Form 10-Q
period 2001-03-31
AMEDISYS INC
filed 2001-05-14
CIK 896262

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

 or

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                   11100 Mead Road, Suite 300, Baton Rouge, LA
                   -------------------------------------------
                  70816 (Address of principal executive offices
                               including zip code)



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

Number of shares of Common Stock outstanding as of March 31, 2001: 5,655,431 shares

                                                     PART I.
                                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000...........................  3

         Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and 2000.........  4

         Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000.........  5

         Notes to Consolidated Financial Statements.......................................................  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............ 10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS...................................... 12


                                                     PART II.
                                                 OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS................................................................................ 12

ITEM 2.  CHANGES IN SECURITIES............................................................................ 12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................................................. 12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................. 12

ITEM 5.  OTHER INFORMATION................................................................................ 13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................................. 13

                         AMEDISYS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   as of March 31, 2001 and December 31, 2000
                            (Dollar Amounts in 000's)



                                                                 March 31, 2001  December 31, 2000
                                                                 --------------  -----------------
CURRENT ASSETS:
  Cash and Cash Equivalents                                       $     12,209      $      6,967
  Accounts Receivable, Net of Allowance for Doubtful Accounts
     of $1,987 in March 2001 and $1,385 in December 2000                 9,754             9,228
  Prepaid Expenses                                                         217               196
  Inventory and Other Current Assets                                       846               414
  Current Assets Held for Sale                                             862               715
                                                                  ------------      ------------
      Total Current Assets                                              23,888            17,520

Property and Equipment, net                                              3,096             2,935
Other Assets, net                                                       20,468            20,426
Long-term Assets Held for Sale                                             611               689
                                                                  ------------      ------------


      Total Assets                                                $     48,063      $     41,570
                                                                  ============      ============

CURRENT LIABILITIES:

  Accounts Payable                                                $      1,445      $      1,590
  Accrued Expenses:
    Payroll and Payroll Taxes                                            5,508             6,203
    Insurance                                                              887               708
    Income Taxes                                                           875               638
    Other                                                                4,108             3,925
  Notes Payable                                                          9,490             2,952
  Notes Payable to Related Parties                                          10                10
  Current Portion of Long-term Debt                                      3,197             3,379
  Current Portion of Obligations under Capital Leases                      354               385
  Deferred Revenue                                                       2,119             2,119
  Current Liabilities Held for Sale                                        434               480
                                                                  ------------      ------------
        Total Current Liabilities                                       28,427            22,389

Long-term Debt                                                           9,389             9,343
Long-term Medicare Liabilities                                           3,636             6,053
Deferred Revenue                                                         3,354             3,884
Obligations under Capital Leases                                             8                30
Other Long-term Liabilities                                                826               826
Long-term Liabilities Held for Sale                                        944               966
                                                                  ------------      ------------
        Total Liabilities                                               46,584            43,491
                                                                  ------------      ------------

Minority Interest                                                           30                --
                                                                  ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock                                                               6                 5
  Preferred Stock (370,000 Shares in March 2001 and 390,000
     Shares in December 2000)                                               --                 1
  Additional Paid-in Capital                                            15,249            14,096
  Treasury Stock (4,667 Shares of Common Stock in
     March 2001 and December 2000)                                         (25)              (25)
  Retained Earnings (Deficit)                                          (13,781)          (15,998)
                                                                  ------------      ------------
      Total Stockholders' Equity (Deficit)                               1,449            (1,921)
                                                                  ------------      ------------
        Total Liabilities and Stockholders' Equity                $     48,063      $     41,570
                                                                  ============      ============


        The accompanying notes are an integral part of these statements.

                         AMEDISYS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               for the three months ended March 31, 2001 and 2000
                  (Unaudited, In 000's, except per share data)




                                                        March 31, 2001    March 31, 2000
                                                        --------------    --------------
Income:
  Service revenue                                        $     26,171      $     23,418
  Cost of service revenue                                       9,766            11,361
                                                         ------------      ------------
    Gross margin                                               16,405            12,057

General and administrative expenses:
  Salaries and benefits                                         7,543             7,864
  Other                                                         5,641             5,009
                                                         ------------      ------------
    Total general and administrative expenses                  13,184            12,873

    Operating income (loss)                                     3,221              (816)

Other income and expense:
  Interest income                                                 155                26
  Interest expense                                               (703)             (621)
  Other income, net                                                18                49
                                                         ------------      ------------
    Total other expense, net                                     (530)             (546)

Net income (loss) before income taxes
    & discontinued operations                                   2,691            (1,362)

Income tax expense                                                267                --
                                                         ------------      ------------

Net income (loss) before discontinued operations                2,424            (1,362)

Income (loss) from discontinued operations,
     net of income taxes                                         (207)               70
                                                         ------------      ------------

Net income (loss)                                        $      2,217      $     (1,292)
                                                         ============      ============



Basic weighted average common shares outstanding                5,492             3,203

Basic income (loss) per common share:
    Net income (loss) before discontinued operations     $       0.44      $      (0.42)
    Income (loss) from discontinued
         operations, net of income taxes                        (0.04)             0.02
                                                         ------------      ------------

Net income (loss)                                        $       0.40      $      (0.40)
                                                         ============      ============


Diluted weighted average common shares outstanding              7,577             3,203

Diluted income (loss) per common share:
    Net income (loss) before discontinued operations     $       0.32             (0.42)
    Income (loss) from discontinued
         operations, net of income taxes                        (0.03)             0.02
                                                         ------------      ------------

Net income (loss)                                        $       0.29             (0.40)
                                                         ============      ============


    The accompanying notes are an integral part of these statements.
                                                                               4

                         AMEDISYS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the three months ended March 31, 2001 and 2000
                      (Unaudited, Dollar Amounts in 000's)


                                                                                 For the three months ended
                                                                               March 31, 2001    March 31, 2000
                                                                               --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                          $      2,217      $     (1,292)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
            Depreciation and amortization                                                682               642
            Provision for bad debts                                                      702               587
            Compensation Expense                                                          70                --
            Deferred revenue                                                            (530)             (530)
            Changes in assets and liabilities:
               (Increase) decrease in cash included in assets held for sale             (200)              108
               (Increase) in accounts receivable                                      (1,179)             (404)
               (Increase) in inventory and other current assets                         (449)             (110)
               (Increase) decrease in other assets                                        48              (225)
               Increase (decrease) in accounts payable                                  (145)              277
               Increase in accrued expenses                                              856             1,348
                                                                                ------------      ------------
               Net cash provided by operating activities                               2,072               401
                                                                                ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property, plant and equipment                                  --                93
     Purchase of property, plant and equipment                                          (379)              (38)
     Minority interest investment in subsidiary                                           30                76
                                                                                ------------      ------------
               Net cash provided (used) by investing activities                         (349)              131
                                                                                ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) on line of credit agreements                          6,539            (2,589)
     Proceeds from issuance of notes payable                                              --             1,000
     Payments on notes payable and capital leases                                       (218)             (582)
     Cash used in purchase acquisitions                                                 (440)               --
     Increase (decrease) in long-term Medicare liabilities                            (2,417)            1,150
     Accrued interest expense                                                             --               331
     Proceeds from issuance of stock                                                      55                --
                                                                                ------------      ------------
               Net cash provided (used) by financing activities                        3,519              (690)
                                                                                ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   5,242              (158)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       6,967             1,425
                                                                                ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     12,209      $      1,267
                                                                                ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
        Interest                                                                $        727      $        325
                                                                                ============      ============
        Income taxes                                                            $        266      $         --
                                                                                ============      ============





          The accompanying notes are an integral part of these statements.
                                                                               5

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

         In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's financial position at March 31, 2001, the results of operations for the three months ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the interim periods are not necessarily indicative of results of operations for the entire year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Form 10-K.

2.       REVENUE RECOGNITION

         Prior to the implementation of the Medicare Prospective Payment System ("PPS") on October 1, 2000 reimbursement for home health care services to patients covered by the Medicare program was based on reimbursement of allowable costs subject to certain limits. Final reimbursement was determined after submission of annual cost reports and audits thereof by the fiscal intermediaries.

         Under PPS, the Company is paid by Medicare based on episodes of care. An episode of care is defined as a length of care up to sixty days with multiple continuous episodes allowed. A standard episode payment has been established by the Medicare Program at $2,115 per episode, to be adjusted by a case mix adjuster consisting of eighty (80) home health resource groups ("HHRG") and the applicable geographic wage index. The standard episode payment may be subject to further individual adjustments due to low utilization, intervening events and other factors. The episode payment will be made to providers regardless of the cost to provide care. The services covered by the episode payment include all disciplines of care, in addition to medical supplies, within the scope of the home health benefit.

         During the fourth quarter of 2000, revenue was recognized at the end of the reporting period based on the number of days elapsed in the episode. During the first quarter of 2001, the Company refined this method by calculating an average per visit reimbursement, based on historical information. The Company believes that this refinement provides a more appropriate matching of service revenues with associated costs of performing those services. The impact of this change was not material to the Company's results of operations for the quarter ended December 31, 2000.

3.       EARNINGS PER SHARE

         Earnings per common share are based on the weighted average number of shares outstanding during the period. For the quarter ended March 31, 2000, there was no difference between basic and diluted weighted average common shares outstanding as the effect of stock options (866,711 outstanding) and preferred shares (750,000 preferred shares convertible into 2.5 million common shares) were anti-dilutive. The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods ended March 31, 2001 and 2000.



                                                                  In 000's, except per share data
                                                                  March 31, 2001    March 31, 2000
                                                                  --------------    --------------
Basic Net Income (Loss) per Share:

     Net Income (Loss)                                             $       2,217     $      (1,292)
                                                                   =============     =============

     Weighted Average Number of Shares Outstanding                         5,492             3,203
                                                                   =============     =============

   Net Income (Loss) per Common Share - Basic                      $        0.40     $       (0.40)
                                                                   =============     =============

Diluted Net Income (Loss) per Share:

     Net Income (Loss)                                             $       2,217     $      (1,292)
                                                                   =============     =============

     Weighted Average Number of Shares Outstanding                         5,492             3,203

     Effect of Dilutive Securities

          Stock Options                                                      590                --

          Warrants                                                           231                --

          Convertible  Preferred  Shares (370,000  convertible
             into 1,233,333 Common Shares at March 31, 2001)               1,264                --
                                                                   -------------     -------------

     Average Shares - Diluted                                              7,577             3,203
                                                                   =============     =============

   Net Income (Loss) per Common Share - Diluted                    $        0.29     $       (0.40)
                                                                   =============     =============

4.       MEDICARE REIMBURSEMENT AND REFORM

         The Company derived approximately 91% of its revenues from continuing operations from the Medicare system for the three months ended March 31, 2001 and 92% for the three months ended March 31, 2000.

         As disclosed in Note 2, on June 28, 2000, HCFA issued the final rules for PPS, which were effective for all Medicare-certified home health agencies on October 1, 2000. The final regulations establish payments based on episodes of care. An episode is defined as a length of care up to sixty days with multiple continuous episodes allowed under the rule. A standard episode payment has been established at $2,115 per episode for federal fiscal year 2001, to be adjusted by a case mix adjuster consisting of eighty (80) home health resource groups ("HHRG") and the applicable geographic wage index. The standard episode payment may be subject to further individual adjustments due to low utilization, intervening events and other factors. Providers are allowed to make a request for anticipated payment at the start of care equal to 60% of the expected payment for the initial episode and 50% for each subsequent episode. The remaining balance due to the provider is paid following the submission of the final claim at the end of the episode. In contrast to the cost-based reimbursement system whereby providers' reimbursement was limited, among other things, to their actual costs, episode payments are made to providers regardless of the cost to provide care, except with regard to certain outlier provisions. As a result, home health agencies have the opportunity to be profitable under this system.

         In December 2000, Congress passed the Benefits Improvement and Protection Act ("BIPA"), which provides additional funding to healthcare providers. BIPA provided for the following: (i) a one-year delay in applying the budgeted 15% reduction on payment limits, (ii) the restoration of a full home health market basket update for episodes ended on or after April 1, 2001, and before October 1, 2001 resulting in an expected increase in revenues of 2.2%,
(iii) a 10% increase, effective April 1, 2001 and extending for a period of twenty four months, for home health services provided in a rural area, and (iv) a one-time payment equal to two-months of periodic interim payments ("PIP").

5.       ACQUISITION

         Effective March 1, 2001, the Company acquired from Seton Health Corporation of North Alabama certain assets and liabilities of Seton Home Health Services, Inc. ("Seton") associated with their operations in Mobile and Fairhope, Alabama. The assets acquired consisted primarily of all furniture, fixtures, equipment (except computer equipment and printers) and leasehold improvements; supplies; inventory; lists of present and former patients and mailing lists; vendor lists; employee records; telephone numbers and listings; intangibles and other rights and privileges; leasehold interest in the locations; goodwill and going concern; rights under certain agreements; rights under all contracts including capital leases and non-competition agreements; licenses and permits relating to ownership, development and operations; and rights under Medicare Provider Agreements. The liabilities assumed consisted of accrued but unused vacation and obligations under capital and operating leases. In consideration for the acquired assets and liabilities, the Company paid $440,000 cash, which represents a purchase price of $475,000 less the value of accrued vacation obligations.

6.       DISCONTINUED OPERATIONS

         During 1999, the Company changed its strategy from providing a variety of alternate site provider health care services to becoming a leader in home health care nursing services. Pursuant to this strategy, the Company launched a restructuring plan to divest its non-home health care nursing divisions. The Company sold five of its six surgery centers and sold or closed its four infusion locations during 1999 and 2000.

         The Company has one remaining outpatient surgery center yet to sell. Generally, a plan to dispose of discontinued operations must be carried out over a period not to exceed one year in order to continue to qualify for discontinued operation accounting treatment. This remaining surgery center has been involved in litigation outside of the Company's control, which prevented the Company from completing a timely disposition. For this reason, the Company has continued to reflect the outpatient surgery division as discontinued operations. The Company expects that the remaining surgery center will be sold in 2001.

         Summarized financial information for the discontinued operations is as follows (in 000's):



                                                 For the three months
                                                   ended March 31
                                            ------------------------------
                                                2001               2000
                                            ------------      ------------
Outpatient Surgery Division:

   Service Revenue                          $        538      $        847

   Income (Loss) from Discontinued
      Operations before Provision for
      Income Taxes                          $        (74)     $        394

   Income (Loss) from Discontinued
      Operations Net of Income Taxes        $        (74)     $        394

Infusion Therapy Division:

   Service Revenue                          $         --      $      2,030

   (Loss) from Discontinued Operations
      before Provision for Income Taxes     $       (133)     $       (324)

   (Loss) from Discontinued Operations
      Net of Income Taxes                   $       (133)     $       (324)

Total Discontinued Operations:

   Service Revenue                          $        538      $      2,877

   Income (Loss) from Discontinued
      Operations before Provision for
      Income Taxes                          $       (207)     $         70

   Income (Loss) from Discontinued
      Operations Net of Income Taxes        $       (207)     $         70

         Included in the accompanying Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000 are the following assets and liabilities relating to the discontinued operations (in 000's):



                                           March 31,      December 31,
                                             2001             2000
                                         ------------     ------------

Cash                                     $        220     $         20

Accounts Receivable                               461              510

Prepaid Expenses                                   11               13

Inventory and Other Current Assets                170              172
                                         ------------     ------------

Current Assets Held for Sale             $        862     $        715
                                         ============     ============

Property                                 $        603     $        681

Other Assets                                        8                8
                                         ------------     ------------

Long-term Assets Held for Sale           $        611     $        689
                                         ============     ============

Accounts Payable                         $        193     $        190

Accrued Payroll                                    32               50

Accrued Other                                       9               34

Current Portion of Long-term Debt                 192              192

Current Portion of Obligations under
   Capital Leases                                   8               14
                                         ------------     ------------

Current Liabilities Held for Sale        $        434     $        480
                                         ============     ============

Long-term Debt                           $        944     $        966
                                         ------------     ------------

Long-term Liabilities Held for Sale      $        944     $        966
                                         ============     ============

7.       NOTES PAYABLE

         Notes payable as of March 31, 2001 consists primarily of an asset-based line of credit with availability, depending on collateral, of up to $25 million with National Century Financial Enterprises, Inc. ("NCFE") and borrowings under a revolving bank line of credit of up to $2.5 million. The $25 million asset-based line of credit, which expires December, 2003, is collateralized by eligible accounts receivable and as of March 31, 2001 and December 31, 2000, had an outstanding balance of $9,490,000 and $2,952,000, respectively. Eligible receivables are defined as receivables, exclusive of workers' compensation and self-pay, that are aged less than 181 days. The effective interest rate on this line of credit was 9.53% and 15.29% for the periods ended March 31, 2001 and December 31, 2000, respectively. The revolving bank line of credit of $2.5 million bears interest at the Bank One Prime Floating Rate, which was 8.5% and 9.5% at March 31, 2001 and December 31, 2000, respectively. At March 31, 2001 and December 31, 2000, there were no amounts drawn on the line of credit.

8.       LONG-TERM DEBT

         Long-term debt consists primarily of a $9.7 million note payable to NPF Capital, a $1.1 million note payable to Merrill Lynch, $1 million in notes payable to individuals, a $900,000 note payable to CareSouth Home Health Services, Inc. ("CareSouth"), an $876,000 note payable to Winter Haven Hospital, and various other notes.

         The $9.7 million note to NPF Capital is payable over a three year term with interest only payments for a six month period ending June, 2001 and monthly payments of principal and interest of $387,000 for the remainder of the term. The Company makes monthly principal and interest payments of $25,000 on the $900,000 note to CareSouth, which is due July, 2003 and monthly principal and interest payments of $30,000 on the $876,000 note to Winter Haven Hospital. The notes payable to individuals of $1 million bear interest, payable monthly at 13%, with four equal monthly principal payments beginning in April, 2001. In connection with the issuance of the notes payable to the individuals, 20,000 warrants were also issued (exercise price of $4.00 per share). These warrants have not been recorded in the financial statements as the value has been deemed by management to be immaterial.

         The Company makes monthly principal and interest payments of $27,000 on the $1.1 million note to Merrill Lynch, which is secured by equipment located at one surgery center and is due in April, 2002. Due to the anticipated divestiture of the outpatient surgery division, this note is classified as Held for Sale in the Consolidated Balance Sheets.

9.       AMOUNTS DUE TO AND DUE FROM MEDICARE

         Prior to the implementation of PPS, the Company recorded Medicare revenues at the lower of actual costs, the per visit cost limit, or a per beneficiary cost limit on an individual provider basis in accordance with established guidelines. As of March 31, 2001, the Company estimates an aggregate payable to Medicare of $19 million resulting from interim cash receipts in excess of expected reimbursement. In the accompanying Consolidated Balance Sheet as of March 31, 2001, the amounts due to Medicare within one year of $15.4 million are netted against accounts receivable. The amount payable to Medicare in excess of one year of $3.6 million is shown as Long-term Medicare Liabilities. Of the $15.4 million netted against accounts receivable, $7.4 million is attributed to a provision in BIPA whereby a lump-sum payment equal to two months of PIP was issued to providers. Upon completion of the annual cost reports, the Company will request extended repayment plans for these payments. There can be no assurances, however, that the extended repayment plans will be accepted. Also included in the $15.4 million is a $3.2 million overpayment relating to Alliance Home Health, a wholly-owned subsidiary of the Company which filed for bankruptcy protection on September 29, 2000.

10.      CAPITAL STOCK

         In accordance with the terms of conversion of the Company's Series A Preferred Stock as stated in the Series A Preferred Stock Conversion Agreement, eight preferred shareholders converted a total of 360,000 preferred shares into 1,200,000 common shares during 2000. During the first quarter of 2001, two additional preferred shareholders converted a total of 20,000 preferred shares into 66,667 common shares. The conversion rate for the preferred shares was $3.33.

11.      SUBSEQUENT EVENT

         Effective April 6, 2001, the Company acquired, through its wholly-owned subsidiary Amedisys Home Health, Inc. of Alabama, certain additional assets and liabilities of Seton Home Health Services, Inc. ("Seton") from Seton Health Corporation of North Alabama associated with their operations in Birmingham, Tuscaloosa, Anniston, Greensboro, and Reform, Alabama. The assets acquired consisted primarily of all furniture, fixtures, equipment (except computer equipment and printers) and leasehold improvements; supplies; inventory; lists of present and former patients and mailing lists; vendor lists; employee records; telephone numbers and listings; intangibles and other rights and privileges; leasehold interest in four of the five locations; goodwill and going concern; rights under certain agreements; rights under all contracts including capital leases and non-competition agreements; licenses and permits relating to ownership, development and operations; and rights under Medicare Provider Agreements. The liabilities assumed consisted of estimated accrued but unused vacation and obligations under capital and operating leases. In consideration for the acquired assets and liabilities, the Company paid $2,216,000 cash, which represents a purchase price of $2,325,000 less the estimated value of accrued vacation obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto (the "Notes") appearing in Item 1 and the Consolidated Financial Statements for 2000, Notes, and the related Management's Discussion and Analysis.

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

        The Company has systematically reduced its operating costs since 1998 in preparation for PPS. Significant cost reduction measures undertaken by the Company included the consolidation/closure of offices which overlapped service areas, converting its method of nurse pay to a variable or per visit rate rather than a fixed or salary system, utilizing economies of scale, and reducing corporate overhead when possible. Business functions that are not considered part of the core business have been outsourced and management levels have been streamlined.

        The Company has positioned its operations to be successful under PPS. The Company has implemented Disease State Management programs and clinical protocols as well as supporting technology to monitor and report outcome data, to standardize care, and to ensure quality outcomes. Using clinical managers to assess and track patient progress and highly skilled nurses to deliver care are also important components of the overall strategy.

RESULTS OF OPERATIONS

         Revenues. Net revenues increased $2,753,000 or 12% for the three months ended March 31, 2001 as compared to the same period in 2000. This increase was attributed to an increase in patient admissions of 1,445 or 22% from 6,500 for the three months ended March 31, 2000 to 7,945 for the three months ended March 31, 2001 and the change in the Medicare reimbursement that was effective October 1, 2000. The increase in patient admissions is attributable to both internal growth and agencies acquired in the fourth quarter of 2000 and the first quarter of 2001.

         Cost of Revenues. Cost of revenues decreased 14% for the three months ended March 31, 2001 as compared to the same period in 2000. This decrease is primarily attributed to a decrease in patient visits of 111,251 or 35% from 319,484 for the first quarter of 2000 to 208,233 for the first quarter of 2001. Visits have decreased from the prior year period primarily due to the implementation of Disease State Management Programs ("DSM") during 2000. These DSM programs are diagnosis-specific treatment protocols implemented in every agency, which provide for standardized treatment plans for patients to reach a quality outcome in the most efficient manner possible.

         General and Administrative Expenses ("G&A"). G&A increased $311,000 or 2% for the three months ended March 31, 2001 as compared to the same period in 2000. The increase is primarily attributed to a one-time write off of accounts receivable of $502,000.

         Other Income and Expenses. Other expenses, net decreased $16,000 or 3% from $546,000 for the three months ended March 31, 2000 to $530,000 for the three months ended March 31, 2001.

         Discontinued Operations. Loss from discontinued operations, net of income taxes, was $207,000 for the three months ended March 31, 2001 as compared to income of $70,000 for the three months ended March 31, 2000. As of March 31, 2001, the Company only has one remaining surgery center to divest of whereas at March 31, 2000, the Company had three surgery centers and four infusion therapy locations reflected as discontinued operations.

FINANCIAL CONDITION

         The Company recorded operating losses and had negative cash flow for the year ended December 31, 1999 and the first three quarters of 2000, during which time its operations were primarily funded by the divestiture of certain non-core assets. The losses and negative cash flow from operations were largely attributable to the prior Medicare reimbursement system which was effective January 1, 1998 for the Company. In the fourth quarter of 2000 and the first quarter of 2001, the Company reported profitability and positive cash flow, primarily as a result of the implementation of PPS on October 1, 2000. The Company expects positive cash flow from operations will continue and the Company will be able to fund operations primarily from operations.

         For a description of Notes Payable and Long-term Debt, see Notes 7 and
8. For a discussion of Amounts Due Medicare, see Note 9.

         The Company's operating activities provided $2.1 million in cash during the three months ended March 31, 2001, whereas such activities provided $401,000 in cash during the three months ended March 31, 2000. Cash provided by operating activities in 2001 is primarily attributable to net income of $2.2 million, net non-cash items such as depreciation and amortization of $924,000 offset by changes in assets and liabilities of $1.1 million. Investing activities used $349,000 for the three months ended March 31, 2001, whereas such activities provided $131,000 for the three months ended March 31, 2000. Cash used by investing activities in 2001 is primarily attributed to the purchase of property, plant and equipment of $379,000. Financing activities provided cash during 2001 of $3.5 million, whereas such activities used $690,000 during 2000. Cash provided by financing activities in 2001 is primarily attributed to borrowings on line of credit agreements of $6.5 million offset by payments on notes payable and capital leases of $218,000, cash used in purchase acquisitions of $440,000, and a decrease in long-term Medicare liabilities of $2.4 million.

         The Company does not believe that inflation has had a material effect on its results of operations for the three month period ended March 31, 2001.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No material developments have occurred on the legal proceedings last reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 2.  CHANGES IN SECURITIES

         In accordance with the terms of conversion of the Company's Series A Preferred Stock as stated in the Series A Preferred Stock Conversion Agreement, during the first quarter of 2001, two preferred shareholders converted a total of 20,000 preferred shares into 66,667 common shares. The conversion was exempt under Section 3(a)(9) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

Exhibit
   No.         Identification of Exhibit
-------        -------------------------
3.1(1)    -    Certificate of Incorporation
3.2(5)    -    Bylaws
4.1(1)    -    Certificate of Designation for the Series A Preferred Stock
4.2(2)    -    Common Stock Specimen
4.3(2)    -    Preferred Stock Specimen
4.4(2)    -    Form of Placement Agent's Warrant Agreement
4.5(3)    -    Series A Preferred Stock Conversion Agreement Specimen
4.6(3)    -    Certificate of Amendment of Certificate of Designation Specimen
4.7(4)    -    Shareholder Rights Agreement
10.12(5)  -    Directors' Stock Option Plan
21.1(2)   -    List of Subsidiaries

----------
(1) Previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1994.

(2) Previously filed as an exhibit to the Registration Statement on Form S-3 dated March 11, 1998.

(3) Previously filed as an exhibit to the Quarterly Report on Form 10-Q/A for the period ended June 30, 1999.

(4) Previously filed as an exhibit to the Current Report on Form 8-K dated June 16, 2000 and the Registration Statement on Form 8-A dated June 16, 2000.

(5)      Filed herewith.

                                   ----------

         (b) Report on Form 8-K

         On January 3, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission ("SEC") attaching a press release that announced the sale effective December 1, 2000 of its interest in East Houston Surgery Center, Ltd. to East Houston Physician Surgical Services, Ltd, L.P.

         On January 16, 2001, the Company filed a report on Form 8-K with the SEC describing a loan agreement with NPF Capital, Inc. ("NPF") for a principal sum of up to $11,725,000. At execution, NPF paid $9,000,000 directly to HCA, The Healthcare Company f/k/a Columbia HCA Healthcare Corp ("HCA") for the benefit of the Company. The Company also financed $725,000 of debt issue costs under this agreement with the remaining unfunded portion of $2,000,000 available for future acquisitions. Simultaneously, Amedisys entered into a Termination Agreement with HCA relating to the note payable ("HCA Note") which resulted from the acquisition of home health agencies from HCA during the latter part of 1998. The HCA Note, which carried a balance (including accrued interest) of $16.6 million at September 30, 2000, was terminated effective October 1, 2000 for a cash payment of $9,000,000 and the execution of a warrant agreement that allows HCA to purchase up to 200,000 shares of Amedisys' Common Stock, subject to certain conditions. As of result of these transactions, the Company recorded a pre-tax extraordinary gain of $6.5 million in the fourth quarter of 2000.

         On February 26, 2001, the Company filed a Current Report on Form 8-K with the SEC attaching a press release that announced that the Company would release quarter and year ended December 31, 2000 operating results on March 1, 2001 and would also host a conference call at 4:15 p.m. EST on the same day.

         On March 1, 2001, the Company filed a Current Report on Form 8-K with the SEC attaching a press release that announced quarter and year ended December 31, 2000 operating results.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMEDISYS, INC.

         By: /s/ John M. Joffrion
            ---------------------------------------------------
         John M. Joffrion
         Senior Vice President of Finance
         Principal Accounting and Financial Officer

DATE: May 11, 2001

                                 EXHIBIT INDEX


EXHIBIT
NUMBER          DESCRIPTION
------          -----------
3.1(1)    -     Certificate of Incorporation
3.2(5)    -     Bylaws
4.1(1)    -     Certificate of Designation for the Series A Preferred Stock
4.2(2)    -     Common Stock Specimen
4.3(2)    -     Preferred Stock Specimen
4.4(2)    -     Form of Placement Agent's Warrant Agreement
4.5(3)    -     Series A Preferred Stock Conversion Agreement Specimen
4.6(3)    -     Certificate of Amendment of Certificate of Designation Specimen
4.7(4)    -     Shareholder Rights Agreement
10.12(5)  -     Directors' Stock Option Plan
21.1(2)   -     List of Subsidiaries

----------

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