Form 10-K/A
period 2000-12-31
AMEDISYS INC
filed 2001-08-20
CIK 896262

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation1 S-K in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price as quoted by the OTC Bulletin Board on March 12, 2001 was $26,522,000. As of March 12, 2001 registrant has 5,644,181 shares of Common Stock outstanding.

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
PART I......................................................................................................3

         ITEM 1.    BUSINESS................................................................................3

         ITEM 2.    PROPERTIES.............................................................................15

         ITEM 3.    LEGAL PROCEEDINGS......................................................................16

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................17

PART II....................................................................................................17

         ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS...................17

         ITEM 6.    SELECTED FINANCIAL DATA................................................................18

         ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                    OF OPERATIONS..........................................................................19

         ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS............................24

         ITEM 8.    FINANCIAL STATEMENTS...................................................................24

         ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...24

PART III...................................................................................................24

         ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................24

         ITEM 11.   EXECUTIVE COMPENSATION.................................................................25

         ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................27

         ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................29

PART IV....................................................................................................29

         ITEM 14.   EXHIBITS AND REPORTS ON FORM 8-K.......................................................29

SIGNATURES.................................................................................................32

FINANCIAL STATEMENTS......................................................................................F-1

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

                                                            Twelve Months Ended
                                                             December 31, 1998
                                                            -------------------
               Net Service Revenue                          $           150,645
               Operating (Loss)                                         (50,456)
               (Loss) before Discontinued Operations                    (43,292)
               Net (Loss)                                               (41,453)
               Net (Loss) per Common Share                               (13.48)

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

         Effective November 17, 2000, the Company acquired through its wholly-owned subsidiary Amedisys Home Health, Inc. of Florida certain assets and liabilities of Mid-Florida Home Health Services from Winter Haven Hospital, Inc. The assets acquired consisted primarily of all furniture, fixtures, equipment and leasehold improvements; supplies; inventory; lists of current patients, mailing lists, business records, and telephone numbers; goodwill and going concern; benefits of all maintenance agreements, association dues, advertising, design fees, rent services, or interest; all rights, to the extent assignable, to the ownership, development and operations of the Agencies including the Medicare and Medicaid Provider Numbers; technical outlines, records, and software and other technology including contracts, licenses, authorizations and permits; and all trade secrets, inventions, patents, copyrights, trademarks and other intangible assets including the right to use the trade name "Mid-Florida Home Health Services" for a period of ninety days after the effective date. The liabilities assumed consisted of employees' paid time-off balances ("PTO") and obligations under capital and operating leases. In consideration for the acquired assets and liabilities, the Company paid $975,000 cash, less PTO, at the time of closing and executed a promissory note in the amount of $975,000 bearing an annual interest rate of 7% and payable in 36 monthly principal and interest installments of $30,105.

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

         On January 1, 1999, the Company sold all of the issued and outstanding stock of Amedisys Durable Medical Equipment, Inc. d/b/a Care Medical and Mobility ("ADME") to Ace Drug Medical Equipment, Inc. ("ACE"), a Texas corporation. ACE acquired substantially all of the assets and liabilities of ADME. The sales price was $672,385 of which $100,000 was paid at closing; $418,318 was payable pursuant to a two year note in eight equal quarterly payments of principal and interest at prime plus 2%, adjusted annually; and $154,067 was payable pursuant to a one year note, payable in four quarterly payments of principal plus accrued interest at prime plus 2%. Total principal and interest payments due to the Company as of March 16, 2001 totaled $572,000. As of March 15, 2001, these payments have not been received by the Company. As a result, the Company has fully reserved for these notes as of December 31, 2000. This disposition did not have a material effect on net revenues or income of the Company.

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

         Summarized financial information for the discontinued operations is as follows (in 000's):


                                             2000        1999        1998        1997        1996
Staffing Division:

   Service Revenue                         $     --          --      12,607    $ 17,292    $ 12,538

   Income from Discontinued
Operations before Provision for            $     --          --       1,723    $  4,139    $  2,488
Income Taxes

   Income from Discontinued
Operations  Net of Income Taxes            $     --          --       1,137    $  2,732    $  1,642

   Gain on Sale of Discontinued
Operations before Provision for            $     --          --       5,041    $     --    $     --
Income Taxes

   Gain on Sale of Discontinued
Operations Net of Income Taxes             $     --          --       3,177    $     --    $     --



DME/Management Services Division:

   Service Revenue                         $     --          --       1,203    $  5,100    $  3,396

   Income (Loss) from Discontinued
Operations before Provision for
Income Taxes                               $     --        (633)       (616)   $  1,428    $    549

   Income (Loss) from Discontinued
Operations Net of Income Taxes             $     --        (612)       (407)   $    943    $    362



Outpatient Surgery Division:

   Service Revenue                         $  3,030       7,075       6,224    $  6,287    $  4,626

   Income (Loss) from Discontinued
Operations before Provision for
Income Taxes                               $    754       1,311         330    $ (1,757)   $    983

   Income (Loss) from Discontinued
Operations Net of Income Taxes             $    754         865         218    $ (1,160)   $    649

   Gain on Sale of Discontinued
Operations before Provision for            $  3,972       9,341          --    $     --    $     --
Income Taxes

   Gain on Sale of Discontinued
Operations Net of Income Taxes             $  3,570       6,165          --    $     --    $     --



Infusion Therapy Division:

   Service Revenue                         $  4,580       7,616       5,193    $      7    $     --

   Income (Loss) from Discontinued
Operations before Provision for
Income Taxes                               $ (4,035)     (1,572)     (3,464)   $   (307)   $     --

   Income (Loss) from Discontinued
Operations Net of Income Taxes             $ (4,035)     (1,037)     (2,286)   $   (203)   $     --

   Gain on Sale of Discontinued
Operations before Provision for            $  1,114          --          --    $     --    $     --
Income Taxes

   Gain on Sale of Discontinued
Operations Net of Income Taxes             $  1,114          --          --    $     --    $     --

Total Discontinued Operations:

   Service Revenue                         $  7,610      14,691      25,227    $ 28,686    $ 20,560

   Income (Loss) from Discontinued
Operations before Provision for
Income Taxes                               $ (3,281)       (894)     (2,027)   $  3,503    $  4,020

   Income (Loss) from Discontinued
Operations Net of Income Taxes             $ (3,281)       (784)     (1,338)   $  2,312    $  2,653

   Gain on Sale of Discontinued
Operations before Provision for            $  5,086       9,341       5,041    $     --    $     --
Income Taxes

   Gain on Sale of Discontinued
Operations Net of Income Taxes             $  4,684       6,165       3,177    $     --    $     --

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

         Included in the accompanying Consolidated Balance Sheets as of December 31, 2000 and 1999 are the following assets and liabilities Held for Sale (in 000's):


                                       December 31, 2000       December 31, 1999
                                       -----------------       -----------------
Cash                                   $              20       $             221

Accounts Receivable                                  510                     555

Prepaid Expenses                                      13                      41

Inventory and Other Current Assets                   172                     365
                                       -----------------       -----------------
Current Assets Held for Sale           $             715       $           1,182
                                       =================       =================


Property                               $             681       $           1,711

Other Assets                                           8                   1,813

Investments                                           --                     738
                                       -----------------       -----------------
Long-term Assets Held for Sale         $             689       $           4,262
                                       =================       =================

Accounts Payable                       $             190       $             138

Accrued Payroll                                       50                      44

Accrued Other                                         34                      38

Notes Payable                                         --                     288

Current Portion of Long-term Debt                    192                     209

Current Portion of Obligations
    Under Capital Leases                              14                      89
                                       -----------------       -----------------

Current Liabilities Held for Sale      $             480       $             806
                                       =================       =================

Long-term Debt                         $             966       $           1,252

Obligations under Capital Leases                      --                      23
                                       -----------------       -----------------
Long-term Liabilities Held for Sale    $             966       $           1,275
                                       =================       =================

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

DATA PROCESSING

         In connection with the acquisition of the home health care agencies from Columbia/HCA in November 1998, the Company decided to out-source its home health care billing and payroll processing functions to create greater operating and financial efficiencies. On November 2, 1998, the Company and CareSouth Home Health Services, Inc. ("CareSouth") entered into a Master Corporate Guaranty of Service Agreement whereby the Company agreed to act as guarantor for each Agency Service Agreement, which was amended and restated as of September 1, 1999, between CareSouth and all home health agencies which are owned or managed by the Company. Under the Agency Service Agreements, CareSouth has agreed to provide payroll processing, billing services, and collection services for the home health agencies.

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

         The Company maintains an active quality management team who makes periodic on-site inspections of field offices to review systems, operations, and clinical procedures. An educational division is also part of quality management operations and conducts educational and training sessions at field offices, as well as, disseminating continuing education materials to the Company's employees. Additionally, the quality management team works in association with the Company's corporate compliance officer to perform audits and conduct education to ensure the knowledge of the field staff and compliance with state and federal laws and regulations.

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

SEASONALITY

         The demand for the Company's home health care nursing outpatient surgery are not typically influenced by seasonal factors.

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

         The following is a list of the Company's offices. Unless otherwise indicated, the Company has one office in each city.


                 Georgia(21)                Louisiana(7)             Virginia(1)
                 -----------                ------------             -----------
                 Atlanta                    Alexandria               Weber City
                 Blue Ridge                 Baton Rouge(2)
                 Cartersville               Hammond                  North Carolina(1)
                 Cedartown                  Lafayette                -----------------
                 Clayton                    Metairie                 Chapel Hill
                 Covington                  Monroe
                 Dalton                                              Oklahoma(4)
                 Decatur                    Tennessee(11)            -----------
                 Douglasville               -------------            Claremore
                 Fayetteville               Athens                   Gore
                 Forest Park                Bristol                  Stilwell
                 Ft. Oglethorpe             Chattanooga              Tulsa
                 Gainesville                Gordonsville
                 Jasper                     Johnson City             Alabama(6)
                 Kennesaw                   Kingsport                ----------
                 Lavonia                    Livingston               Demopolis
                 Lawrenceville              McMinnville              Fairhope
                 Macon                      Nashville                Huntsville
                 Rome                       Pikeville                Mobile
                 Summerville                Winchester               Montgomery
                 Toccoa                                              Selma

                                                                     Florida(1)
                                                                     ----------
                                                                     Winter Haven


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

         Alliance Home Health, Inc. ("Alliance"), a wholly-owned subsidiary of the Company, filed for Chapter 7 Federal bankruptcy protection with the United States Bankruptcy Court in the Northern District of Oklahoma on September 29, 2000. Alliance was acquired by the Company in January, 1998 and ceased operations in January, 1999 (see Note 3 in the Notes to the Consolidated Financial Statements).


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


                                             High       Low
                                           ---------  -------
1st Quarter 1999                           $    2.50  $  2.00

2nd Quarter 1999                                2.31     1.50

3rd Quarter 1999                                1.94     1.13

4th Quarter 1999                                1.60     1.31

1st Quarter 2000                           $    3.13  $  1.31

2nd Quarter 2000                                3.06     1.06

3rd Quarter 2000                                5.16     2.75

4th Quarter 2000                                4.88     3.13

1st Quarter 2001 (through March 12)        $    6.94  $  3.69

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


                  SELECTED HISTORICAL STATEMENT OF INCOME DATA

                                           2000*          1999(1)        1998(1)        1997(1)        1996(1)

                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net Service Revenue                       $ 88,155       $ 97,411       $ 25,466       $ 25,810       $ 25,500

Cost of Service Revenue                     41,468         46,890         17,569         14,567         14,509

        Gross Margin                        46,687         50,521          7,897         11,243         10,991

General/Administrative Expenses             49,251         53,146         33,510         15,125         12,959

        Operating Income (Loss)             (2,564)        (2,625)       (25,613)        (3,882)        (1,968)

Other Income and Expense                    (1,769)        (4,719)        (1,196)          (720)        (1,309)

Income Tax Expense (Benefit)                (1,647)        (3,263)           (99)        (1,148)          (642)

Income (Loss) before
   Discontinued Operations,
   Extraordinary Item and Cumulative
   Effect of Change in Accounting
   Principle                                (2,686)        (4,081)       (26,710)        (3,454)        (2,635)

Discontinued Operations:
 Income (Loss) from Discontinued
    Operations, Net of Income Tax           (3,281)          (784)        (1,338)         2,312          2,653

Gain on Dispositions, Net of                 4,684          6,165          3,177             --             --
   Income Tax

Extraordinary Item, Net of Income            5,053             --             --             --             --
   Tax

Cumulative Effect of Change in
   Accounting Principle                         --             --             --            (52)            --

Net Income (Loss)                         $  3,770       $  1,300       $(24,871)      $ (1,194)      $     18

Weighted Avg. Common  Shares                 4,336          3,093          3,061          2,735          2,575
   Outstanding

BASIC EARNINGS (LOSS) PER COMMON
   SHARE OUTSTANDING

Net (Loss) before Discontinued            $  (0.62)      $  (1.32)      $  (8.72)      $  (1.26)      $  (1.02)
   Operations

Income (Loss) from Discontinued
   Operations, Net of Income Tax             (0.76)         (0.25)         (0.44)          0.85           1.03

Gain on Dispositions, Net of                  1.08           1.99           1.04             --             --
   Income Tax

Extraordinary Item, Net of Income             1.17             --             --             --             --
   Tax

Cumulative Effect of Change in
   Accounting Principle                         --             --             --          (0.02)            --

Net Income (Loss)                             0.87           0.42          (8.12)         (0.43)          0.01

BALANCE SHEET DATA:

Total Assets                              $ 38,970       $ 44,602       $ 44,428       $ 22,870       $ 16,858

Total Long-term Obligations               $ 21,102       $ 13,039         14,394       $  3,129       $  3,223

Total Convertible Preferred Stock         $      1       $      1       $      1       $      1       $     --

*        As restated, see Note 2.

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

        The Company experienced recurring operational losses and negative cash flow from operations for the periods ended December 31, 1999 and 1998. The divestiture of the Company's non-core assets generated sufficient cash to offset the operating cash deficits that were created during those years. In the fourth quarter of 2000, the Company, while continuing to reflect a net loss from continuing operations, showed improved operating results primarily as a result of the implementation of PPS on October 1, 2000. See the "Liquidity and Capital Resources" section of this Item for further discussion.

RESULTS OF OPERATIONS

        The Company has restated the Consolidated Financial Statements for the year ended December 31, 2000 due to a net revenue overstatement for the fourth quarter of 2000 as discussed in Note 2 of the Consolidated Financial Statements.

        The following table sets forth, for the periods indicated, certain items included in the Company's consolidated statements of operations as a percentage of net revenues:


                                                                          Years Ended December 31,
                                                                    ----------------------------------
                                                                     2000*         1999         1998
                                                                    --------     --------     --------
Net services revenues                                                 100.00%      100.00%      100.00%

Cost of service revenues                                               47.04        48.14        68.99
                                                                    --------     --------     --------

Gross Margin                                                           52.96        51.86        31.01

General and administrative expenses:

  Salaries and benefits                                                32.94        30.89        61.89

  Other                                                                22.93        23.67        69.70
                                                                    --------     --------     --------

  Total general and administrative expenses                            55.87        54.56       131.59
                                                                    --------     --------     --------

Operating (loss)                                                       (2.91)       (2.70)     (100.58)

Other income (expense)                                                 (2.01)       (4.84)       (4.70)
                                                                    --------     --------     --------

Net (loss) before taxes, discontinued operations and
  extraordinary item                                                   (4.92)       (7.54)     (105.28)

Income tax benefit                                                     (1.87)       (3.35)       (0.39)
                                                                    --------     --------     --------

Net (loss) before discontinued operations and extraordinary item       (3.05)       (4.19)     (104.89)

Discontinued operations:

  (Loss) from discontinued operations, net of income tax               (3.72)       (0.80)       (5.25)

  Gain on dispositions, net of income tax                               5.31         6.33        12.48

Extraordinary item, net of income tax                                   5.73           --           --
                                                                    --------     --------     --------

Net income (loss)                                                       4.27%        1.33%      (97.66)%
                                                                    ========     ========     ========

*        As restated, see Note 2.

YEARS ENDED DECEMBER 31, 2000 AND 1999

NET SERVICE REVENUES

         For the year ended December 31, 2000 as compared to the year ended December 31, 1999, net revenues decreased $9,256,000 or 10%. This decrease was attributed to a decrease in visits of 249,708 from 1,283,738 to 1,034,030 which is primarily attributable to the implementation of Disease State Management Programs which are diagnosis-specific treatment protocols implemented by each agency. These protocols implement standardized treatment plans for patients to reach a quality outcome in the most efficient manner possible.

COST OF SERVICE REVENUES

         Cost of revenues decreased by 12% in 2000 as compared to 1999. This decrease is primarily attributed to a reduction in visit volume as noted above. As a percentage of net revenues, cost of revenues decreased to 47% in 2000 from 48% in 1999. This decrease is attributed to cost reduction efforts implemented during 1999 and 2000 for all operating locations in preparation for PPS.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses decreased by 7% in 2000 as compared to 1999. This decrease is primarily attributed to the restructuring efforts during 1999 and 2000 following the acquisition of certain Columbia/HCA home health care agencies in the latter part of 1998 in preparation for PPS. As a percentage of net revenues, general and administrative expenses increased to 56% in 2000 from 55% in 1999.

OPERATING INCOME (LOSS)

         The Company had an operating loss of $2,564,000 in 2000 as compared to an operating loss of $2,625,000 in 1999. The reduction in operating losses of $61,000 or 2% is attributed to the restructuring efforts implemented during 1999 and 2000 and the implementation of PPS on October 1, 2000.

OTHER INCOME (EXPENSE)

         Other expenses decreased by $2,950,000 primarily due to a write-off of goodwill in 1999 of approximately $1.8 million related to the sale of certain home health care agencies previously acquired from Columbia/HCA in the latter part of 1998 and a decrease in interest expense of $1.5 million due to lower net borrowings on line of credit agreements.

INCOME TAX BENEFIT

         For the year ended December 31, 2000 as compared to December 31, 1999, income tax expense decreased from $383,000 in 1999 to $200,000 in 2000 (see Note 11 in the Notes to the Consolidated Financial Statements). Total income tax expense for 2000 of $200,000 is comprised of income tax benefit from continuing operations of $1,647,000, offset by income tax expense from discontinued operations of $402,000 and income tax expense related to an extraordinary item of $1,445,000. For 1999, total income tax expense of $383,000 is comprised of income tax benefit from continuing operations of $3,263,000, offset by income tax expense from discontinued operations of $3,646,000.

DISCONTINUED OPERATIONS

         Losses from discontinued operations, net of income taxes, amounted to $3,281,000 for 2000 as compared to losses of $784,000 for 1999 primarily due to a write-off of goodwill related to the infusion division of approximately $1,770,000. The gain on disposition of $4,684,000, net of taxes of $402,000, for 2000 is attributed to the sale of two surgery centers and the Company's Infusion Division, while the gain on disposition of $6,165,000, net of taxes, for 1999 is attributed to the sale of three surgery centers.

EXTRAORDINARY ITEM

         The extraordinary item in 2000 of $5,811,000, net of income taxes of $1,445,000, relates to the prepayment of a note payable to Columbia/HCA of $14 million plus accrued interest of $2.6 million for a cash payment of $9,000,000 and the execution of a warrant agreement that allows Columbia/HCA to purchase up to 200,000 shares of Amedisys' Common Stock, subject to certain conditions (see "Recent Remodification of Loan" in Item 1).

NET INCOME (LOSS)

         The Company recorded net income of $3,770,000, or $0.87 per common share, for 2000 compared with net income of $1,300,000, or $0.42 per common share, for 1999.

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

INCOME TAX BENEFIT

         For the year ended December 31, 1999 as compared to December 31, 1998, income tax expense decreased from $926,000 in 1998 to $383,000 in 1999 (see Note 11 in the Notes to the Consolidated Financial Statements attached hereto). Total income tax expense for 1999 of $383,000 is comprised of income tax benefit from continuing operations of $3,263,000, offset by income tax expense from discontinued operations of $3,646,000. For 1998, total income tax expense of $926,000 is comprised of income tax benefit from continuing operations of $99,000, offset by income tax expense from discontinued operations of $1,025,000.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company recorded operating losses and had negative cash flow for the year ended December 31, 1999 and the first three quarters of 2000, during which its operations were primarily funded by the divestiture of certain non-core assets. The losses and negative cash flow from operations for those periods were largely attributable to the changes in Medicare reimbursement which were effective January 1, 1998 for the Company. In the fourth quarter of 2000, the Company, while continuing to reflect a net loss from continuing operations, showed improved operating results primarily as a result of the implementation of PPS on October 1, 2000. The Company believes the cash flow from operations in subsequent periods will be sufficient to fund operations.

         For the quarter ended December 31, 2000, the Company recorded a loss before taxes, discontinued operations, and extraordinary item of $68,000 as compared to losses of $1,469,000, $1,372,000, and $1,362,000, for the quarters ended September 30, 2000, June 30, 2000 and March 31, 2000. The company recorded positive cash flow from operations in the fourth quarter.

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

         The Company's operating activities provided $6.9 million in cash during the year ended December 31, 2000, whereas such activities used $12.2 million in cash during the year ended December 31, 1999. Cash provided by operating activities in 2000 is primarily attributable to net income of $3.8 million, non-cash items such as depreciation and amortization of $7.0 million and changes in assets and liabilities of $3.5 million, offset by gains on the sale of discontinued operations of $5.1 million and deferred revenue of $2.1 million. Investing activities provided $6.8 million for the year ended December 31, 2000, whereas such activities provided $11.5 million for the year ended December 31, 1999. Cash provided by investing activities in 2000 is primarily attributed to proceeds from the sale of discontinued operations of $6.6 million. Financing activities used cash during 2000 of $8.2 million, whereas such activities provided $1.8 million during 1999. Cash used in financing activities in 2000 is primarily attributed to payments on notes payable and capital leases of $20.7 million and payments on lines of credit of $2.4 million offset by proceeds from the issuance of notes payable of $10.7 million and an increase in long-term Medicare liabilities of $3.5 million.

         The Company has begun the installation of a company-wide computer network infrastructure to connect all of its regional offices. This wide area network ("WAN") will allow more immediate access to information by all company personnel including senior management, which will increase operational efficiencies. This project is expected to be completed in the third quarter of 2001 at an estimated cost of $1.5 million.

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

         (b) Executive Officers - The executive officers of the Company are as follows:


                                                                                         Period of Service in
                   Name                    Age                   Capacity                 Such Capacity Since
                   ----                    ---                   --------                --------------------
         William F. Borne(1)                43      Chief Executive Officer, President   December 1982

         Larry R. Graham                    35      Chief Operating Officer              January 1999

         John M. Joffrion                   34      Senior Vice President of Finance     September 1999

         Michael D. Lutgring                31      General Counsel and Secretary        November 1997

--------

(1) Biographical information with respect to this officer was previously provided above.

                                  -------------

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

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

                                                                                            LONG-TERM
                                                                                          COMPENSATION
                                                            ANNUAL COMPENSATION           ------------
                                                     ----------------------------------    SECURITIES
                                                                           OTHER ANNUAL    UNDERLYING
                                             YEAR    SALARY     BONUS      COMPENSATION      OPTIONS
                                             ----    ------     -----      ------------   ------------
William F. Borne
Chief Executive Officer and President        2000   $276,355   $300,000      $     --        38,000
                                             1999    240,915    250,000            --       107,225
                                             1998    236,150         --        64,706(1)         --

Larry R. Graham
Chief Operating Officer                      2000   $179,509   $ 90,000      $     --        16,340
                                             1999    138,024     75,000            --        75,000

John M. Joffrion
Senior Vice President of Finance             2000   $137,898   $ 60,000      $     --        66,340
                                             1999    115,925     60,000            --        20,000

Michael D. Lutgring                          2000   $ 93,418   $ 20,000      $     --            --
General Counsel

----------

(1) Mr. Borne's Other Annual Compensation consisted of the forgiveness of a debt owed the Company.


                                         2000 STOCK OPTION GRANTS
                         ----------------------------------------------------------
                                                                                              POTENTIAL REALIZABLE
                                                                                                VALUE AT ASSUMED
                                                                                              ANNUAL RATES OF STOCK
                                        PERCENT OF      EXERCISE                             PRICE APPRECIATION FOR
                          OPTIONS     TOTAL OPTIONS       PRICE                                    OPTION TERM
                          GRANTED        GRANTED          (PER           EXPIRATION          ----------------------
         NAME            (SHARES)      TO EMPLOYEES    SHARE)(1)            DATE                 5%          10%
         ----            --------      ------------    ----------        ----------          ---------    ---------
William F. Borne           2,600           2.52%         $5.125        August 31, 2005       $   3,681    $   8,135
                          30,000          29.13%         $1.413       December 31, 2009      $  11,707    $  25,870
                           5,400           5.24%         $5.125        August 31, 2010       $  17,405    $  44,107

John M. Joffrion          50,000          48.54%         $ 3.50       December 7, 2010       $ 110,057    $ 278,905

----------

(1)      Represents the fair market value on the date of the grant.

                                                     AGGREGATED OPTION EXERCISES IN 2000
                                                          AND YEAR-END OPTION VALUES
                           ---------------------------------------------------------------------------------------
                            SHARES
                           ACQUIRED                      NUMBER OF SECURITIES
                              ON          VALUE         UNDERLYING UNEXERCISED             VALUE OF UNEXERCISED
          NAME             EXERCISE      REALIZED              OPTIONS                   IN-THE-MONEY OPTIONS(*)
          ----             --------      --------    ----------------------------     ----------------------------
                                                     EXERCISABLE    UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
                                                     -----------    -------------     -----------    -------------
William F. Borne               --           --         226,555          8,000          $213,961           $     --

Larry R. Graham                --           --          82,016             --          $100,785           $     --

John M. Joffrion               --           --          20,000         50,000          $ 26,876           $ 42,190

Michael D. Lutgring            --           --          17,000             --          $ 22,845           $     --

----------

(*) Computed based on the differences between the fair market value at fiscal year end and aggregate exercise prices.

                                   ----------

DIRECTOR COMPENSATION

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

                                                                 SHARES OF
                                                              COMMON STOCK AND        PERCENT OF
                                                                COMMON STOCK            VOTING
                 NAME AND ADDRESS(1)                           EQUIVALENTS(2)          POWER(3)
                 -------------------                          ----------------        ----------
Terra Healthy Living, Ltd.                                      1,166,667(4)            16.84%

William F. Borne                                                  752,324(5)            12.55%

James R. Levitas                                                  349,000(6)             6.06%

LEVCO Partners, L.P.                                              306,200(6)             5.31%

Larry R. Graham                                                   154,897(7)             2.65%

John M. Joffrion                                                   80,815(8)             1.39%

Peter F. Ricchiuti                                                 42,305(9)                *

Jake L. Netterville                                                29,305(10)               *

David R. Pitts                                                     27,305(11)               *

Ronald A. LaBorde                                                  24,305(12)               *

Michael D. Lutgring                                                23,391(13)               *

All officers and directors as a group (8 persons)               1,134,648               18.22%

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


                                    PART IV.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

                  Documents to be filed with Form 10-K:

              -   Report of Independent Public Accountants

              -   Consolidated Balance Sheets as of December 31, 2000 and 1999

              - Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999, and 1998

              - Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999, and 1998

              - Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998

              - Notes to Financial Statements as of December 31, 2000, 1999, and 1998

                  (a) Exhibits.

Exhibit No.          Identification of Exhibit
-----------          -------------------------
2.1        (1)    -   Acquisition Agreement dated December 20, 1993 between the
                      Company and M & N Capital Corp.

2.2        (3)    -   Plan of Merger dated August 3, 1994 between M & N Capital
                      Corp. and the Company

2.3        (4)    -   Certificate of Merger dated August 3, 1994 between M & N
                      Capital Corp. and the Company

2.4        (7)    -   Acquisition Agreement dated August 1,1997 between the
                      Company and Allgood Medical Services, Inc.

2.5        (7)    -   Exchange Agreement dated January 1, 1998 between the
                      Company and Alliance Home Health, Inc. and University
                      Capital Corp. dated December 10, 1997

2.6        (7)    -   Stock Purchase Agreement by and among Amedisys,
                      Alternate-Site Infusion Therapy Services, Inc., PRN, Inc.
                      d/b/a Home IV Therapy, Joseph W. Stephens, and Terry I.
                      Stevens dated February 23, 1998

2.7        (7)    -   Agreement to Purchase by and between Amedisys,
                      Alternate-Site Infusion Therapy Services, Inc. and
                      Precision Health Systems, L.L.C. dated February 27, 1998

2.8        (7)    -   Promissory note in the amount of $250,000 to Precision
                      Health Solutions, L.L.C. in connection with the purchase of the company

2.9        (7)    -   Stock Purchase Agreement by and among Amedisys
                      Alternate-Site Infusion Therapy Services, Inc., Infusion
                      Care Solutions, Inc. and Daniel D. Brown dated February
                      27,1998

2.10       (7)    -   Promissory note in the amount of $125,000 to Daniel D.
                      Brown in connection with the purchase of the company

2.11       (8)    -   Stock Purchase Agreement by and among Amedisys Specialized
                      Medical Services, Inc., Quality Home Health Care, Inc.,
                      Frances Unger, and James Unger dated May 1, 1998

2.12       (8)    -   Asset Purchase Agreement by and among Amedisys Specialized
                      Medical Services, Inc., and Precision Home Health Care,
                      Inc. dated May 1, 1998

2.13       (8)    -   Promissory note in the amount of $800,000 to Precision
                      Home Health Care, Inc. in connection with the purchase of the company

2.14       (8)    -   Promissory note in the amount of $400,000 to Precision
                      Home Health Care, Inc. in connection with the purchase of the company

2.15       (9)    -   Asset Purchase agreement among Nursefinders, Inc.,
                      Amedisys Staffing Services, Inc., Amedisys Nursing
                      Services, Inc., and Amedisys Home Health, Inc. and
                      Amedisys, Inc.

2.16       (10)   -   Asset Purchase Agreement by and between CPII Acquisition
                      Corp. and Amedisys, Inc.

2.17       (10)   -   Asset Purchase Agreement by and between Columbia/HCA
                      Healthcare Corporation and Amedisys, Inc.

2.18       (13)   -   Asset Purchase Agreement among Amedisys Surgery Centers,
                      L.C. and Permian Surgical Care Center, Inc. d/b/a
                      Tanglewood Surgery Center

2.19       (15)   -   Asset Purchase Agreement among Amedisys, Inc., Amedisys
                      Surgery Centers, L.C. and United Surgical Partners
                      International, Inc.

2.20       (15)   -   Promissory Note from United Surgical Partners
                      International, Inc.

2.21       (17)   -   Membership Interest Purchase Agreement by and among U.S.
                      Orthopedics, Texas, L.L.C., Amedisys Surgery Centers,
                      L.C., Ambulatory Systems Development of Texas, Inc.,
                      Ambulatory Systems Development Corporation, and U.S.
                      Orthopedics, Inc.

2.22       (18)   -   Agreement for Purchase and Sale of LLC Membership Interest
                      among Amedisys, Inc., Park Place Surgery Center, LLC, and the Members of Park Place Surgery Center, LLC

2.23       (19)   -   Bill of Sale and Asset Purchase Agreement by and among
                      Park Infusion Services, LP, Amedisys Alternate-Site
                      Infusion Therapy Services, Inc., PRN, Inc., and Amedisys,
                      Inc.

3.1        (4)    -   Certificate of Incorporation

3.2        (4)    -   Bylaws

4.1        (4)    -   Certificate of Designation for the Series A Preferred
                      Stock

4.2        (7)    -   Common Stock Specimen

4.3        (7)    -   Preferred Stock Specimen

4.4        (7)    -   Form of Placement Agent's Warrant Agreement

4.5        (14)   -   Certificate of Amendment of Certificate of Designation
                      Specimen

4.6        (14)   -   Series A Preferred Stock Conversion Agreement Specimen

10.1       (4)    -   Master Note with Union Planter's Bank of Louisiana

10.2       (4)    -   Merrill Lynch Term Working Capital Management Account

10.3       (5)    -   Promissory Note with Deposit Guaranty National Bank

10.4       (7)    -   Amended and Restated Stock Option Plan

10.5       (7)    -   Registration Rights Agreement

10.6       (11)   -   Master Corporate Guaranty of Service Agreements between
                      CareSouth Home Health Services, Inc. and Amedisys, Inc.
                      dated November 2, 1998

10.7       (16)   -   Loan Modification Agreement by and between Amedisys, Inc.
                      and Columbia/HCA Healthcare Corporation

10.8       (20)   -   Employment Agreement between Amedisys, Inc. and William F.
                      Borne

10.9       (20)   -   Employment Agreement between Amedisys, Inc. and Larry
                      Graham

10.10      (20)   -   Amendment to Employment Agreement by and between Amedisys,
                      Inc. and Larry Graham

10.11      (20)   -   Employment Agreement between Amedisys, Inc. and John
                      Joffrion

18.1       (12)   -   Letter regarding Change in Accounting Principles

21.1       (7)    -   List of Subsidiaries

23.1       (20)   -   Consent of Arthur Andersen, LLP, Independent Public
                      Accountants

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

(18) Previously filed as an exhibit to the Current Report on Form 8-K dated May 11, 2000.

(19) Previously filed as an exhibit to the Current Report on Form 8-K dated August 23, 2000.

(20) Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000.


                  (b) Report on Form 8-K

                  None.

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on the 17th day of August, 2001.

                                                                  AMEDISYS, INC.

                                                       By:
                                                          ----------------------
                                                               WILLIAM F. BORNE,
                                                         Chief Executive Officer
                                                       and Chairman of the Board

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


        SIGNATURE                                                TITLE                            DATE
        ---------                                                -----                            ----
   ----------------                             Chief Executive Officer and Chairman             August 17, 2001
   WILLIAM F. BORNE                             of the Board

   /s/ JOHN M. JOFFRION
   --------------------                         Principal Financial and Accounting               August 17, 2001
   JOHN M. JOFFRION                             Officer

   -------------------                          Director                                         August 17, 2001
   JAKE L. NETTERVILLE

   --------------                               Director                                         August 17, 2001
   DAVID R. PITTS

   ------------------                           Director                                         August 17, 2001
   PETER F. RICCHIUTI

   -----------------                            Director                                         August 17, 2001
   RONALD A. LABORDE

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

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows have been restated.



ARTHUR ANDERSEN LLP

New Orleans, Louisiana
February 23, 2001 (except
with respect to the matter
discussed in Note 2, as to
which the date is
August 15, 2001)

                         AMEDISYS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 2000 AND 1999

                          (in 000's except share data)

                                                                                               2000*           1999
                                                                                           ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                                                               $      6,967    $      1,425
   Accounts receivable, net of allowance for doubtful accounts
     of $1,385 in 2000 and $2,199 in 1999                                                         6,628          13,944
   Prepaid expenses                                                                                 196             319
   Inventory and other current assets                                                               414             487
   Current assets held for sale                                                                     715           1,182
                                                                                           ------------    ------------

           Total current assets                                                                  14,920          17,357

PROPERTY AND EQUIPMENT, NET (Notes 4 and 10)                                                      2,935           3,439

OTHER ASSETS, NET (Note 6)                                                                       20,426          19,544

LONG-TERM ASSETS HELD FOR SALE (Notes 4, 5, 6 and 10)                                               689           4,262
                                                                                           ------------    ------------

           Total assets                                                                    $     38,970    $     44,602
                                                                                           ============    ============

CURRENT LIABILITIES:
   Accounts payable                                                                        $      1,590    $      4,739
   Accrued expenses-
     Payroll and payroll taxes                                                                    6,203           6,240
     Insurance (Note 14)                                                                            708             660
     Income taxes                                                                                   638             437
     Legal settlements                                                                            1,469           1,323
     Other                                                                                        2,456           2,229
   Notes payable (Note 7)                                                                         2,952           4,917
   Long-term debt classified as current (Note 8)                                                     --          15,461
   Notes payable to related parties (Note 12)                                                        10              10
   Current portion of long-term debt (Note 9)                                                     3,379           2,325
   Current portion of obligations under capital leases (Note 10)                                    385             402
   Deferred revenue, current portion (Note 3)                                                     2,119           2,119
   Current liabilities held for sale                                                                480             806
                                                                                           ------------    ------------

           Total current liabilities                                                             22,389          41,668

LONG-TERM DEBT (Note 9)                                                                           9,343           2,206

LONG-TERM MEDICARE LIABILITIES (Note 16)                                                          6,053           2,518

DEFERRED REVENUE (Note 3)                                                                         3,884           6,003

OBLIGATIONS UNDER CAPITAL LEASES (Note 10)                                                           30             211

OTHER LONG-TERM LIABILITIES                                                                         826             826

LONG-TERM LIABILITIES HELD FOR SALE (Notes 9 and 10)                                                966           1,275
                                                                                           ------------    ------------

           Total liabilities                                                                     43,491          54,707
                                                                                           ------------    ------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                                       --              81
                                                                                           ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT) (Note 13):
   Preferred stock - $.001 par value; 5,000,000 shares authorized; 390,000 and 750,000
     shares outstanding in 2000 and 1999, respectively                                                1               1
   Common stock - $.001 par value; 30,000,000 shares authorized; 5,326,126 and 3,147,514
     shares outstanding in 2000 and 1999, respectively                                                5               3
   Additional paid-in capital                                                                    14,096          12,203
   Treasury stock-4,167 shares at $6.00 per share                                                   (25)            (25)
   Retained deficit                                                                             (18,598)        (22,368)
                                                                                           ------------    ------------

           Total stockholders' deficit                                                           (4,521)        (10,186)
                                                                                           ------------    ------------

           Total liabilities and stockholders' deficit                                     $     38,970    $     44,602
                                                                                           ============    ============

* As restated, see Note 2

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AMEDISYS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                          (in 000's except share data)

                                                                            2000*           1999            1998
                                                                        ------------    ------------    ------------
INCOME:
   Net service revenues                                                 $     88,155    $     97,411    $     25,466
   Cost of service revenues                                                   41,468          46,890          17,569
                                                                        ------------    ------------    ------------

           Gross margin                                                       46,687          50,521           7,897
                                                                        ------------    ------------    ------------

GENERAL AND ADMINISTRATIVE EXPENSES:
   Salaries and benefits                                                      29,038          30,089          15,760
   Other                                                                      20,213          23,057          17,750
                                                                        ------------    ------------    ------------

           Total general and administrative expenses                          49,251          53,146          33,510
                                                                        ------------    ------------    ------------

           Operating income (loss)                                            (2,564)         (2,625)        (25,613)
                                                                        ------------    ------------    ------------

OTHER INCOME (EXPENSE):
   Interest expense                                                           (2,159)         (3,625)           (887)
   Interest income                                                               249              66              37
   Miscellaneous                                                                 141          (1,160)           (346)
                                                                        ------------    ------------    ------------

           Total other expense                                                (1,769)         (4,719)         (1,196)
                                                                        ------------    ------------    ------------

LOSS BEFORE INCOME TAXES, DISCONTINUED OPERATIONS,
       AND EXTRAORDINARY ITEM                                                 (4,333)         (7,344)        (26,809)

INCOME TAX BENEFIT (Note 11)                                                   1,647           3,263              99
                                                                        ------------    ------------    ------------

     Net (loss) before discontinued operations and extraordinary item         (2,686)         (4,081)        (26,710)

DISCONTINUED OPERATIONS:
   Loss from discontinued operations, net of income tax                       (3,281)           (784)         (1,338)
   Gain on dispositions, net of income tax                                     4,684           6,165           3,177

EXTRAORDINARY ITEM, NET OF INCOME TAX                                          5,053              --              --
                                                                        ------------    ------------    ------------

           Net income (loss)                                            $      3,770    $      1,300    $    (24,871)
                                                                        ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - BASIC AND DILUTED (Note 1)                                4,336,000       3,093,000       3,061,000
                                                                        ------------    ------------    ------------

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE (Note 1):
   Loss before discontinued operations and extraordinary item           $      (0.62)   $      (1.32)   $      (8.72)
   Loss from discontinued operations, net of income tax                        (0.76)          (0.25)          (0.44)
   Gain on dispositions of discontinued operations, net of
      income tax                                                                1.08            1.99            1.04
   Extraordinary item, net of income tax                                        1.17              --              --
                                                                        ------------    ------------    ------------

           Net income (loss)                                            $       0.87    $       0.42    $      (8.12)
                                                                        ============    ============    ============


* As restated, see Note 2

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AMEDISYS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                         (in 000's, except share data)


                                           Common Stock      Preferred Stock   Additional              Retained       Total
                                         -----------------  -----------------    Paid-In    Treasury   Earnings    Stockholders'
                                           Shares   Amount   Shares    Amount    Capital     Stock     (Deficit)      Equity
                                         ---------  ------  --------   ------  ----------   --------   ---------   -------------
BALANCE, December 31, 1997               2,850,067  $    3   400,000   $    1  $    7,092   $    (25)  $   1,203   $       8,274

   Issuance of stock in connection with
     acquisitions and 401(k) Plan
     (Notes 3, 13, and 15)                 214,851      --        --       --         964         --          --             964
   Issuance of preferred stock                  --      --   350,000       --       3,500         --          --           3,500
   Costs of preferred stock issuance            --      --        --       --        (256)        --          --            (256)
   Issuance of stock for ESOP                   --      --        --       --         705         --          --             705
   Net (loss)                                   --      --        --       --          --         --     (24,871)        (24,871)
                                         ---------  ------  --------   ------  ----------   --------   ---------   -------------

BALANCE, December 31, 1998               3,064,918  $    3   750,000   $    1  $   12,005   $    (25)  $ (23,668)  $     (11,684)

   Issuance of stock for Employee Stock
     Purchase Plan                          37,701      --        --       --          69         --          --              69
   Issuance of stock in connection with
     401(k) Plan (Notes 3, 13, and 15)      44,895      --        --       --         129         --          --             129
   Net income*                                  --      --        --       --          --         --       1,300           1,300
                                         ---------  ------  --------   ------  ----------   --------   ---------   -------------

BALANCE, December 31, 1999               3,147,514  $    3   750,000   $    1  $   12,203   $    (25)  $ (22,368)  $     (10,186)
   Issuance of stock for Employee Stock
     Purchase Plan                         317,494      --        --       --         625         --          --             625
   Issuance of stock in connection with
     401(k) Plan (Notes 3, 13, and 15)     448,830       1        --       --         617         --          --             618
   Issuance of stock for bonuses           212,288      --        --       --         306         --          --             306
   Preferred stock conversion            1,200,000       1  (360,000)      --           1         --          --               2
   Issuance of warrants                         --      --        --       --         344         --          --             344
   Net income*                                  --      --        --       --          --         --       3,770           3,770
                                         ---------  ------  --------   ------  ----------   --------   ---------   -------------

BALANCE, December 31, 2000               5,326,126  $    5   390,000   $    1  $   14,096   $    (25)  $ (18,598)  $      (4,521)
                                         =========  ======  ========   ======  ==========   ========   =========   =============


* As restated, see Note 2

        The accompanying notes are an integral part of these consolidated financial statements.

                         AMEDISYS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                   (in 000's)

                                                                               2000*         1999          1998
                                                                            ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                        $    3,770    $    1,300    $  (24,871)
   Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities-
       Depreciation and amortization                                             2,872         3,068         1,707
       Provision for bad debts                                                   2,361         1,827         1,642
       Deferred revenue                                                         (2,119)       (2,119)         (353)
       (Gain) loss on disposal of assets                                            --            (4)          208
       Gain on sale of discontinued operations                                  (5,086)       (7,764)       (3,177)
       Impairment of goodwill (Note 3)                                           1,771            --         9,522
       Other, net                                                                   --            --            13
       Deferred income tax expense                                                  --            --           926
       Minority interest                                                          (339)            3            (9)
       Changes in assets and liabilities-
         Increase (decrease) in cash included in assets held for sale              201           (36)         (185)
         (Increase) decrease in accounts receivable                              5,092        (9,981)          931
         (Increase) decrease in inventory and other current assets                 235           546        (1,043)
         (Increase) decrease in other assets                                       545          (422)          891
         Increase (decrease) in accounts payable                                (3,148)         (981)        5,003
         Increase in accrued expenses                                              759         2,341         4,890
                                                                            ----------    ----------    ----------


           Net cash provided by (used in) operating activities                   6,914       (12,222)       (3,905)
                                                                            ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property, plant and equipment                             290           118           430
   Purchase of property and equipment                                             (338)         (947)       (3,321)
   Proceeds from sale of discontinued operations                                 6,599        12,223        10,593
   Increase in notes receivable                                                     --            --          (290)
   Minority interest investment in subsidiary                                      259            81           109
                                                                            ----------    ----------    ----------

           Net cash provided by investing activities                             6,810        11,475         7,521
                                                                            ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (payments) on line of credit agreements                       (2,418)          231           (92)
   Cash received in purchases of acquisitions                                       --            --           125
   Cash used in purchase acquisitions                                             (787)           --       (11,647)
   Proceeds from issuance of notes payable and capital leases                   10,725         1,152         4,000
   Payments on notes payable and capital leases                                (20,687)       (2,732)       (3,845)
   Increase in long-term Medicare liabilities                                    3,535         1,689           753
   Capitalized interest expense                                                  1,106         1,356            --
   Proceeds from issuance of stock                                                  --            --         3,244
   Issuance of warrants for extinguishment of debt                                 344            --            --
   (Increase) decrease in notes receivable - related parties                        --            89           163
                                                                            ----------    ----------    ----------

           Net cash provided by (used in) financing activities                  (8,182)        1,785        (7,299)
                                                                            ----------    ----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             5,542         1,038        (3,683)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   1,425           387         4,070
                                                                            ----------    ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $    6,967    $    1,425    $      387
                                                                            ==========    ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (See also Note 3):
     Cash payments for-
       Interest                                                             $    1,194    $    2,573    $      914
                                                                            ==========    ==========    ==========
       Income taxes                                                         $       44    $       --    $       --
                                                                            ==========    ==========    ==========

* As restated, see Note 2


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AMEDISYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000



1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Organization and Operations

Amedisys, Inc. and subsidiaries (the Company) is incorporated in the state of Delaware and operates in eight states including Louisiana, Tennessee, North Carolina, Georgia, Oklahoma, Alabama, Florida and Virginia. The Company provides a variety of home health care and outpatient surgery services. During 1998, the Company disposed of its supplemental staffing, home care management and primary care services operations. During 1999 and 2000, the Company disposed of five ambulatory surgery centers and its infusion therapy division (see Note 3).

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

Prior to the implementation of the Medicare Prospective Payment System ("PPS") on October 1, 2000, reimbursement for home health care services to patients covered by the Medicare program was based on reimbursement of allowable costs subject to certain limits. Final reimbursement was determined after submission of annual cost reports and audits thereof by the fiscal intermediaries. Retroactive adjustments have been accrued on an estimated basis in the period the related services were rendered and will be adjusted in future periods as final settlements are determined. Settlements for cost report years ended 1998 and subsequent years, which are still subject to audit by the intermediary and the Department of Health and Human Services, are recorded in accounts receivable and long-term Medicare liabilities.

Under PPS, the Company is reimbursed from Medicare based on episodes of care. An episode of care is defined as a length of care up to sixty days with multiple continuous episodes allowed. A standard episode payment has been established at $2,115 per episode, to be adjusted by a case mix adjuster consisting of eighty
(80) home health resource groups ("HHRG") and the applicable geographic wage index. The services covered by the episode payment include all disciplines of care, in addition to medical supplies, within the scope of the home health benefit. The standard episode payment may be subject to further individual adjustments due to low or high utilization, intervening events and other factors. Providers are allowed to make a request for anticipated payment at the start of care equal to 60% of the expected payment for the initial episode and 50% for each subsequent episode. The remaining balance due to the provider is paid following the submission of the final claim at the end of the episode. Revenue is recognized when services are provided based on the number of visits performed during the episode, using a weighted average revenue per visit. Costs are recognized as services are rendered.

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

Capital leases, primarily consisting of computer equipment and phone systems, are included in property and equipment. Capital leases are recorded at the present value of the future rentals at lease inception and are amortized over the lesser of the applicable lease term or the useful life of the equipment.

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

Accounting for the Impairment of Long-lived
Assets and Long-lived Assets to Be Disposed Of

Whenever recognized events or changes in circumstances indicate the carrying amount of an asset, including intangible assets, may not be recoverable, management reviews the asset for possible impairment. In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-lived Assets to be Disposed", management uses undiscounted estimated expected future cash flows to assess the recoverability of the asset. If the expected future net cash flows are less than the carrying amount of the asset, an impairment loss, measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, would be recognized.

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

Net Income (Loss) Per Common Share

Earnings per common share are based on the weighted average number of shares outstanding during the period. The weighted average number of common shares outstanding was 4,336,000, 3,093,000 and 3,061,000 for the years ended December 31, 2000, 1999 and 1998, respectively. There was no difference between basic and diluted weighted average common shares outstanding in any of these years. The effect of stock options (732,521, 468,521 and 273,421 common shares for the years ended December 31, 2000, 1999 and 1998, respectively) and preferred shares (390,000 preferred shares convertible into 1.3 million common shares, 750,000 preferred shares convertible into 2.5 million common shares and 750,000 preferred shares convertible into 1.6 million common shares for the years ended December 31, 2000, 1999 and 1998, respectively) were anti-dilutive (see Note
13).

Reclassifications

Certain amounts previously reported in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the 2000 presentation.

2. RESTATEMENT

         The Company has restated the Consolidated Financial Statements for the year ended December 31, 2000 due to a net revenue overstatement for the fourth quarter of 2000. The Medicare reimbursement changes effective October 1, 2000 required substantial changes to the Company's software application, both from an operational and an accounting perspective, including the recording of revenue related to patients receiving therapy services. Under the changed reimbursement system, if a patient, upon initial assessment by the nurse, is expected to require ten or more therapy visits in an episode, the expected reimbursement for that episode is increased ("therapy add-on"). If, upon completion of the episode, the expected therapy utilization of ten or more visits was not met, the provider is not entitled to the therapy add-on. The Company's software did not detect differences between the initial nurse's assessment that called for ten or more visits and the therapist's subsequent evaluation which indicated that fewer than ten visits were necessary.

         The Company has modified its software and has changed certain processes to detect any discrepancies in assessed therapy need and to more closely monitor the patient's progress as it relates to scheduled therapy services.

         The following table reflects the impact of the restatement (in 000's, except per share data):

                                              Year ended December 31, 2000
                                              ----------------------------
                                                Amount
                                              Previously
                                               Reported*       As Adjusted
                                              -----------      -----------
Statement of Operations:
Service Revenue                               $    90,755      $    88,155
Gross Margin                                       49,287           46,687
Operating income (loss)                                36           (2,564)
Net (loss) before income taxes, discontinued
     operations, and extraordinary item            (1,733)          (4,333)
(Benefit) for estimated income taxes                 (659)          (1,647)
Discontinued operations, net of income taxes        1,633            1,403
Extraordinary item, net of income taxes             5,811            5,053
Net Income                                          6,370            3,770

Basic income per common share                        1.47             0.87

Balance Sheet:
Accounts Receivable, net                            9,228            6,628
Current Assets                                     17,520           14,920
Total Assets                                       41,570           38,970
Retained Earnings (Deficit)                       (15,998)         (18,598)
Total Liabilities and Stockholders' Equity         41,570           38,970

*As reported in the Company's audited financial statements in its Annual
 Report on Form 10-K dated March 16, 2001.

3. ACQUISITIONS AND DISPOSITIONS:

Acquisitions:

Alliance Home Health

On January 1, 1998, the Company acquired all of the issued and outstanding capital stock of Alliance Home Health, Inc. (Alliance), a home health business with locations throughout Oklahoma in exchange for $300,000 and 194,286 shares of common stock. Of the 194,286 shares of Company common stock issued to the former owners of Alliance, 122,857 shares were placed in escrow as consideration for certain contingent liabilities which may be asserted against the former stockholder of Alliance to the extent such claims exceed $500,000 (singularly or in aggregate). The escrow period expires December 31, 2003. The Company performed management services for Alliance during 1997 and recognized revenues totaling approximately $1.3 million. During 1998, management decided to close substantially all of the home health agencies acquired from Alliance based on estimates of certain reimbursement reductions, and, accordingly, goodwill totaling $7,228,000 recorded in connection with this acquisition was written-off as other general and administrative expense. Alliance filed bankruptcy in September, 2000 (see
Note 14).

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

Precision Home Health Care, Inc.

On April 1, 1998, the Company acquired certain assets of Precision Home Health Care, Inc. ("Precision"), a home health care business based in Baton Rouge, Louisiana, in exchange for $1,250,000. The purchase price consisted of an $800,000 note payable at 9.5% paid on July 1, 1998, a $400,000 note payable at 9.5% payable monthly for a period of two years, and $50,000 in liabilities for capital improvements. As of December 31, 2000 and 1999, the balance outstanding on the $400,000 note payable was $0 and $90,000, respectively.

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

The note was terminated effective October 1, 2000 for a cash payment of $9,000,000 (see "Recent Remodification of Loan" in Item 1) and the execution of a warrant agreement that allows Columbia/HCA to purchase up to 200,000 shares of Amedisys' Common Stock, subject to certain conditions. The estimated value of these warrants is $344,000. As a result of this transaction, the Company has recorded an extraordinary gain of $5.8 million, net of income taxes, in the fourth quarter of 2000.

Assuming the Columbia/HCA acquisition occurred on January 1, 1998, unaudited pro forma information for the Company for the year ended December 31, 1998, which is not necessarily indicative of future operating results, is as follows (in 000's, except per share information).

                                                              Twelve Months Ended
                                                               December 31, 1998
                                                              -------------------
          Net service revenue                                     $150,645
          Operating loss                                           (50,456)
          Loss before discontinued operations                      (43,292)
          Net loss                                                 (41,453)
          Net Loss per common share                                 (13.48)

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

Mid-Florida Home Health Services

Effective November 17, 2000, the Company acquired through its wholly-owned subsidiary Amedisys Home Health Inc. of Florida certain assets and liabilities of Mid-Florida Home Health Services from Winter Haven Hospital, Inc. The assets acquired consisted primarily of all furniture, fixtures, equipment and leasehold improvements; supplies; inventory; lists of current patients, mailing lists, business records, and telephone numbers; goodwill and going concern; benefits of all maintenance agreements, association dues, advertising, design fees, rent services, or interest; all rights, to the extent assignable, to the ownership, development and operations of the Agencies including the Medicare and Medicaid Provider Numbers; technical outlines, records, and software and other technology including contracts, licenses, authorizations and permits; and all trade secrets, inventions, patents, copyrights, trademarks and other intangible assets including the right to use the trade name "Mid-Florida Home Health Services" for a period of ninety days after the effective date. The liabilities assumed consisted of employees' paid time-off balances ("PTO") and obligations under capital and operating leases. In consideration for the acquired assets and liabilities, the Company paid $975,000 cash (less PTO) at the time of closing and executed a promissory note in the amount of $975,000 bearing interest of 7%, payable in 36 monthly principal and interest installments.

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

Analytical Medical Systems

On November 3, 1998, the Company and CPII Acquisition Corp. ("CPII") entered into an Asset Purchase Agreement whereby the Company sold certain assets, subject to the assumption of certain liabilities, of its proprietary software system (Analytical Medical Systems) and home health care management division (Amedisys Resource Management) to CPII in exchange for $11,000,000 cash. The assets sold consist primarily of proprietary rights with respect to the home health information system developed and used by the Company and its subsidiaries; deposits, prepayments or prepaid expenses relating to the business; contracts; fixtures and equipment; books and records; rights under warranties; and claims, causes of action, rights of recovery and rights to set-off. The liabilities assumed are associated with the assumed contracts. The Company also agreed to provide limited support services to CPII for the period of one year from the date of the agreement. An affiliate of CPII will utilize the assets to provide certain management services to the Company's home health agencies (see Note 14). Due to the Company's continuing involvement with the assets sold, the gain on the sale of the software system totaling $10,593,000 was deferred and is being amortized over the five-year term of the management services agreement referred to above. The $6,003,000 and $8,122,000 unamortized gain at December 31, 2000 and 1999, respectively, is reflected as deferred revenue in the accompanying consolidated balance sheets.

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

4. PROPERTY AND EQUIPMENT:

Property and equipment consists of the following as of December 31, 2000 and 1999 (in 000's):

                                                     2000        1999
                                                   --------    --------
Land                                               $     58    $     58
Buildings and leasehold improvements                    195         359
Equipment, furniture and vehicles                     7,840       7,961
Computer software                                       205         226
                                                   --------    --------

                                                      8,298       8,604
Less:  Accumulated depreciation                      (4,682)     (3,454)
                                                   --------    --------

                                                      3,616       5,150
Net Property and equipment included in Long-term
Assets Held for Sale                                   (681)     (1,711)
                                                   --------    --------

Total property and equipment                       $  2,935    $  3,439
                                                   ========    ========

5. OTHER INVESTMENTS:

The Company had a 22.98% interest in a surgery center in Houston, Texas, which as of December 31, 1999 had a carrying value of $282,000. The surgery center opened in May 1998 and was managed by the Company under a long-term management contract. Effective September 1, 1999, the Company sold 19.02 units of its original 42 unit investment (each unit represents a 1% interest) to thirteen physician investors for $180,000 cash. The Company recorded a loss of $77,000 relating to the sale. On December 1, 2000, the Company sold its remaining interest in the surgery center (see Note 3).

The Company developed a surgery center in Lafayette, Louisiana with a group of physician investors which began operations in March 1999. The Company managed the center under a management contract for a fee based on 4% of collections. As of December 31, 1999, the Company's investment in the surgery center totaled $457,000. This investment represented a 20% interest for the year ended December 31, 1999. The Company sold its interest in the surgery center on April 28, 2000 (see Note 3).

The Company accounted for these investments using the equity method.

These investment balances are included in the accompanying consolidated balance sheets as of December 31, 1999 as Long-term Assets Held for Sale.

6. OTHER ASSETS:

Other assets include the following as of December 31, 2000 and 1999 (in 000's):

                                                 2000        1999
                                               --------    --------
Notes Receivable                               $    221    $    599

Goodwill, net of accumulated amortization of
   $3,080 and $1,777                             20,159      20,530

Deposits and Other                                  155         228
                                               --------    --------

                                                 20,535      21,357

Included in Long-term Assets Held for Sale         (109)     (1,813)
                                               --------    --------

Total Other Assets                             $ 20,426    $ 19,544
                                               ========    ========

Notes receivable at December 31, 2000 and 1999 consist primarily of advances on operating expenses and management fees for non-consolidated entities. These reimbursements are typically received within two months.

7. NOTES PAYABLE:

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

8. LONG-TERM DEBT CLASSIFIED AS CURRENT:

Long-term debt classified as current at December 31, 1999 consists of a $14,006,000 note plus accrued interest of $1,455,000 payable to Columbia/HCA at Union Planters of Louisiana prime plus 0.75% (8.5% at December 31, 1999) as a result of the acquisition of home health agencies consummated in November 1998 (see Note 3).

On December 28, 2000, the Company entered into a loan agreement with NPF Capital, Inc. ("NPF") for a principal sum of up to $11,725,000. At execution, NPF paid $9,000,000 directly to Columbia/HCA for the benefit of the Company. The Company also financed $725,000 of debt issue costs under this agreement, with the remaining unfunded portion of $2,000,000 available for future acquisitions. Simultaneously, Amedisys entered into a Termination Agreement with Columbia/HCA relating to the note payable ("HCA Note"). The Termination Agreement with Columbia/HCA was effective October 1, 2000. The Termination Agreement related to that certain Credit Agreement dated November 16, 1998 and that certain promissory note dated December 1, 1998 as modified by that certain Loan Modification Agreement dated September 30, 1999. As part of this agreement, the HCA Note, which carried a balance (including accrued interest) of $16.6 million at September 30, 2000, was terminated effective October 1, 2000 for a cash payment of $9,000,000 and the execution of a warrant agreement that allows Columbia/HCA to purchase up to 200,000 shares of Amedisys' Common Stock, subject to certain conditions. These warrants have an estimated value of $344,000. As a result of these transactions, the Company has recorded an extraordinary gain of $5.8 million, net of taxes, in the fourth quarter of 2000.

9. LONG-TERM DEBT:

Long-term debt consists primarily of notes payable to banks and other financial institutions that are due in monthly installments through 2004. Long-term debt includes the following as of December 31, 2000 and 1999 (in 000's):


Lender:                                                2000        1999
-------                                              --------    --------
Notes payable to finance and equipment
   companies - interest ranging from 5.50-20.00%     $ 13,880    $  5,916
Notes payable to banks - interest at 9.00%                 --          76
                                                     --------    --------

                                                       13,880       5,992
Less current portion:
   Current portion of long-term debt                   (3,379)     (2,325)
   Included in current liabilities held for sale         (192)       (209)

   Included in long-term liabilities held for sale       (966)     (1,252)
                                                     --------    --------

Long-term debt                                       $  9,343    $  2,206
                                                     ========    ========

These borrowings are secured by furniture, fixtures, computer equipment and medical equipment. Maturities of debt as of December 31, 2000 are as follows (in 000's):

                                    Year Ended
                                    ----------
                                 December 31, 2001                      $3,571
                                 December 31, 2002                       5,316
                                 December 31, 2003                       4,884
                                 December 31, 2004                         109
                                 Thereafter                                 --

The fair value of long-term debt as of December 31, 2000 and 1999, estimated based on the Company's current borrowing rate of 15% at December 31, 2000 and 1999, was approximately $12,296,000 and $6,110,000, respectively.

10. CAPITAL LEASES:

The Company acquired certain equipment under capital leases for which the related liabilities have been recorded at the present value of future minimum lease payments due under the leases. The present minimum lease payments under the capital leases and the net present value of future minimum lease payments are as follows (in 000's):

Year Ended
----------
December 31, 2001                                       $ 399
December 31, 2002                                          30
Thereafter                                                 --
                                                        -----

Total future minimum lease payments                       429
Amount representing interest                              (52)
                                                        -----

     Present value of future minimum lease payments       377
                                                        -----

Current portion:
     Included in current portion of obligations under
         capital leases                                  (333)
     Included in current liabilities held for sale        (14)
                                                        -----

Obligations under capital leases                        $  30
                                                        =====

11. INCOME TAXES:

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

The total provision for income taxes consists of the following for the years ended December 31, 2000, 1999 and 1998 (in 000's):

                   2000   1999   1998
                   ----   ----   ----
Current portion    $200   $383   $ --
Deferred portion     --     --    926
                   ----   ----   ----

                   $200   $383   $926
                   ====   ====   ====

Total income tax expense (benefit) is included in the following financial statement captions for the years ended December 31, 2000, 1999 and 1998 (in 000's):

                                                      2000        1999        1998
                                                    --------    --------    --------
Continuing operations                               $ (1,647)   $ (3,263)   $    (99)
Discontinued operations:
   Income from discontinued operations                    --          88        (839)
   Gain on disposition of discontinued operations        402       3,558       1,864
Extraordinary item                                     1,445          --          --
                                                    --------    --------    --------

                                                    $    200    $    383    $    926
                                                    ========    ========    ========

Net deferred tax assets consist of the following components as of December 31, 2000 and 1999 (in 000's):

                                                                  2000        1999
                                                                --------    --------
Deferred tax assets:
   NOL carryforward                                             $  1,561    $     --
   Allowance for doubtful accounts                                   538         199
   Self-insurance reserves                                           618         262
   Deferred revenue                                                2,281       2,842
   Losses of consolidated subsidiaries not consolidated for
     tax purposes, expiring beginning in 2010                        208         297
   Amortization of intangible assets                                  --       1,356
   Expenses not currently deductible for tax purposes                746         535
   Other                                                              65          --
Deferred tax liabilities:
   Amortization of intangible assets                              (1,005)         --
   Property and equipment                                           (999)       (346)
   Net liability for cash basis partnership for tax reporting
     Purposes                                                       (249)       (227)
Less:  Valuation allowance                                        (3,764)     (4,918)
                                                                --------    --------

                                                                $     --    $     --
                                                                ========    ========

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

Total tax expense (benefit) on income before taxes resulted in effective tax rates that differed from the federal statutory income tax rate. A reconciliation of these rates is as follows for 2000, 1999 and 1998:

                                   2000     1999     1998
                                   ----     ----     ----
Income taxes computed on federal
   statutory rate                    38%      35%      34%
State income taxes                    3       23       --
Nondeductible goodwill               --       --      (10)
Valuation allowance                 (39)     (40)     (28)
Nondeductible expenses and other      1        5       --
                                   ----     ----     ----

           Total                      3%      23%      (4)%
                                   ====     ====     ====

12. RELATED PARTY TRANSACTIONS:

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

13. CAPITAL STOCK:

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

A summary of the Company's stock options as of December 31, 2000, 1999 and 1998 and changes during each of the years then ended is as follows:

                                         2000                      1999                       1998
                               -----------------------   ------------------------    ------------------------
                                           Wgtd. Avg.                 Wgtd. Avg.                  Wgtd. Avg.
                               Shares     Exer. Price     Shares     Exer. Price      Shares     Exer. Price
                              --------    ------------   --------    ------------    --------    ------------
Outstanding at beginning of
   year                        897,771    $       3.84    462,051    $       6.11     957,065    $       6.14
Granted                        105,000            4.05    866,772            3.43     105,000            5.63
Exercised                           --              --         --              --          --              --
Cancelled, forfeited or
   Expired                    (156,500)           4.09   (431,052)          (5.50)   (600,014)          (6.08)
                              --------    ------------   --------    ------------    --------    ------------

Outstanding at end of year     846,271    $       3.72    897,771    $       3.84     462,051    $       6.11
                              ========    ============   ========    ============    ========    ============

Exercisable at end of year     732,521    $       3.68    468,521    $       4.34     273,421    $       6.34
                              ========    ============   ========    ============    ========    ============

Weighted average fair value
   of options granted during
   the year                               $       3.74               $       1.34                $       1.85
                                          ============               ============                ============

Of the 113,750 options outstanding but not exercisable at December 31, 2000, 91,250 become exercisable in 2001 and 22,500 in 2002.

The following table summarizes information about stock options outstanding at December 31, 2000:

                             Options Outstanding                Options Exercisable
                -------------------------------------------   ------------------------
 Range of         Number          Wgtd. Avg.     Wgtd. Avg.     Number      Wgtd. Avg.
 Exercise       Outstanding       Remaining       Exercise    Exercisable    Exercise
  Prices        At 12/31/00   Contractual Life     Price      at 12/31/00     Price
-----------     -----------   ----------------   ----------   -----------   ----------
$3.00-$7.00         846,271               6.29   $     3.72       732,521   $     3.68

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

At December 31, 2000, the Company had the following warrants outstanding:

Warrants Outstanding   Price
--------------------   -----
     174,826           $3.00
      35,000            4.00
      50,000            5.00
     -------
     259,826
     =======

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

Had compensation cost for the Company's options awarded in 1995 or later been determined consistent with SFAS 123, the Company's net income (loss), net income
(loss) applicable to common stockholders and net income (loss) per common share for 2000, 1999 and 1998 would approximate the pro forma amounts below (in 000's, except per share amounts):

                                       2000                   1999                   1998
                               --------------------   --------------------   ---------------------
                                  As                     As                     As
                               Reported   Pro forma   Reported   Pro forma   Reported    Pro forma
                               --------   ---------   --------   ---------   --------    ---------
Net income (loss)              $  3,770   $   3,014   $  1,300   $     882   $(24,871)   $ (25,565)
                               ========   =========   ========   =========   ========    =========

Net income (loss) applicable
   to common stockholders
                               $  3,770   $   3,014   $  1,300   $     882   $(24,871)   $ (25,565)
                               ========   =========   ========   =========   ========    =========

Net income (loss) per
   Common share                $   0.87   $    0.70   $   0.42   $    0.29   $  (8.12)   $   (8.35)
                               ========   =========   ========   =========   ========    =========

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

Employee Stock Purchase Plan

The Company has a plan whereby eligible employees may purchase the Company's common stock at 85% of the lower of the market price at the time of grant or the time of purchase. There are 1,000,000 shares reserved for this plan. At December 31, 2000, there were 604,397 shares available for future offerings. A summary of the shares issued since the inception of the plan is as follows:

           Employee Stock Purchase Plan Period      Shares Issued       Price
           -----------------------------------      -------------       -----
           August 1, 1998 to December 31, 1998           4,489          $2.44
           January 1, 1999 to June 30, 1999             30,822           1.70
           July 1, 1999 to December 31, 1999            53,524           1.69
           January 1, 2000 to June 30, 2000             70,899           1.17
           July 1, 2000 to September 30, 2000          192,671           2.50
           October 1, 2000 to December 31, 2000         43,198           3.61
                                                       -------
                                                       395,603
                                                       =======

14. COMMITMENTS AND CONTINGENCIES:

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

Alliance, a wholly-owned subsidiary of the Company, filed for Chapter 7 Federal bankruptcy protection with the United States Bankruptcy Court in the Northern District of Oklahoma on September 29, 2000. Alliance was acquired by the Company in January, 1998 and ceased operations in January, 1999 (see Note 3).

Leases

The Company and its subsidiaries have leased office space at various locations under noncancelable agreements which expire between March 31, 2001 and October 31, 2011, and require various minimum annual rentals. Total minimum rental commitments at December 31, 2000 are due as follows (in 000's):

                                   2001               $3,182
                                   2002                2,211
                                   2003                1,411
                                   2004                  790
                                   2005                  616
                                   Thereafter          1,855

Rent expense for all non-cancelable operating leases was $4,040,000, $4,860,000, and $3,255,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Management Agreement

On November 2, 1998, the Company and CareSouth Home Health Services, Inc. ("CareSouth"), an affiliate of CPII Acquisition Corp., entered into agreements under which CareSouth agreed to provide payroll processing, billing services, collection services, cost reporting services and software maintenance and support for the Company's home health agencies with a consolidated fee structure. Under the consolidated fee structure, fees are collected for services provided on a per visit basis, which may be adjusted depending on the cumulative number of annual visits. Effective September 1, 1999, the management agreement was amended to exclude cost reporting services and software maintenance and support for a corresponding decrease in professional fees. The Company pays CareSouth $475,000 per month up to 1,760,000 visits per year after which the Company will pay CareSouth $3.50 per visit in excess of 1,760,000 per year for management fees under this agreement, which expires in May, 2004.

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

15. BENEFIT PLAN:

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

16. AMOUNTS DUE TO AND DUE FROM MEDICARE:

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

17. UNAUDITED FINANCIAL INFORMATION:

The following table reflects the restatement of the Company's quarterly results of operations for 1999. During the fourth quarter of 1999, the Company reclassified program fees related to the NCFE line of credit from other general and administrative expenses to interest expense (in 000's):

                                                      Quarter Ended (Unaudited)

                         March 31, 1999             June 30, 1999           September 30, 1999
                    ------------------------   -----------------------    -----------------------    December 31,
                    As Reported    Restated    As Reported    Restated    As Reported    Restated        1999
                    -----------    --------    -----------    --------    -----------    --------    ------------
Interest Expense    $      (580)   $   (777)   $    (1,147)   $ (1,916)   $    (1,187)   $ (2,562)   $     (3,625)

Other General and
   Administrative
   Expense          $    (7,522)   $ (7,325)   $   (15,682)   $(14,913)   $   (19,459)   $(18,084)   $    (23,056)

18. UNAUDITED SUMMARIZED QUARTERLY FINANCIAL INFORMATION


                           Income (Loss)
                              before
                           Discontinued                      Net Income
                          Operations and                  (Loss) per Share
                           Extraordinary    Net Income    ----------------
              Revenues         Item           (Loss)      Basic    Diluted
              --------    --------------    ----------    -----    -------
2000:
1st Quarter     23,418            (1,362)       (1,292)   (0.40)     (0.40)
2nd Quarter     23,270            (1,372)       (1,334)   (0.35)     (0.35)
3rd Quarter     22,091            (1,469)         (760)   (0.15)     (0.15)
4th Quarter     19,376             1,517         7,156     1.77       1.77
              --------    --------------    ----------

                88,155            (2,686)        3,770     0.87       0.87
              ========    ==============    ==========

1999:
1st Quarter     25,057            (1,621)       (2,498)   (0.81)     (0.81)
2nd Quarter     24,642            (1,444)       (1,455)   (0.47)     (0.47)
3rd Quarter     24,170                58         6,168     1.98       1.98
4th Quarter     23,542            (1,074)         (915)   (0.29)     (0.29)
              --------    --------------    ----------

                97,411            (4,081)        1,300     0.42       0.42
              ========    ==============    ==========

19. SUBSEQUENT EVENT:

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