Form 10-Q/A
period 2001-03-31
AMEDISYS INC
filed 2001-08-20
CIK 896262

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

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from           to
                                                 ---------    --------

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS...................................... 12



                                                    PART II.
                                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS................................................................................ 12

ITEM 2.  CHANGES IN SECURITIES............................................................................ 12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................................................. 13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................. 13

ITEM 5.  OTHER INFORMATION................................................................................ 13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................................. 13

                    AMEDISYS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
              AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
                       (DOLLAR AMOUNTS IN 000'S)


                                                                                         DECEMBER 31, 2001
                                                                      MARCH 31, 2001*        (RESTATED)
                                                                      ---------------    -----------------
CURRENT ASSETS:
  Cash and Cash Equivalents                                           $        12,209    $           6,967
  Accounts Receivable, Net of Allowance for Doubtful Accounts
     of $1,987 in March 2001 and $1,385 in December 2000                        3,154                6,628
  Prepaid Expenses                                                                217                  196
  Inventory and Other Current Assets                                              846                  414
  Current Assets Held for Sale                                                    862                  715
                                                                      ---------------    -----------------
      Total Current Assets                                                     17,288               14,920

Property and Equipment, net                                                     3,096                2,935
Other Assets, net                                                              20,468               20,426
Long-term Assets Held for Sale                                                    611                  689
                                                                      ---------------    -----------------


      Total Assets                                                    $        41,463    $          38,970
                                                                      ===============    =================

CURRENT LIABILITIES:

  Accounts Payable                                                    $         1,445    $           1,590
  Accrued Expenses:
    Payroll and Payroll Taxes                                                   4,608                6,203
    Insurance                                                                     887                  708
    Income Taxes                                                                  608                  638
    Other                                                                       4,108                3,925
  Notes Payable                                                                 9,490                2,952
  Notes Payable to Related Parties                                                 10                   10
  Current Portion of Long-term Debt                                             3,197                3,379
  Current Portion of Obligations under Capital Leases                             354                  385
  Deferred Revenue                                                              2,119                2,119
  Current Liabilities Held for Sale                                               434                  480
                                                                      ---------------    -----------------
        Total Current Liabilities                                              27,260               22,389

Long-term Debt                                                                  9,389                9,343
Long-term Medicare Liabilities                                                  3,636                6,053
Deferred Revenue                                                                3,354                3,884
Obligations under Capital Leases                                                    8                   30
Other Long-term Liabilities                                                       826                  826
Long-term Liabilities Held for Sale                                               944                  966
                                                                      ---------------    -----------------
        Total Liabilities                                                      45,417               43,491
                                                                      ---------------    -----------------

Minority Interest                                                                  30                   --
                                                                      ---------------    -----------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock                                                                      6                    5
  Preferred Stock (370,000 Shares in March 2001 and 390,000
     Shares in December 2000)                                                      --                    1
  Additional Paid-in Capital                                                   15,249               14,096
  Treasury Stock (4,667 Shares of Common Stock in
     March 2001 and December 2000)                                                (25)                 (25)
  Retained Earnings (Deficit)                                                 (19,214)             (18,598)
                                                                      ---------------    -----------------
      Total Stockholders' Equity (Deficit)                                     (3,984)              (4,521)
                                                                      ---------------    -----------------
        Total Liabilities and Stockholders' Equity                    $        41,463    $          38,970
                                                                      ===============    =================

* As restated, see Note 2

   The accompanying notes are an integral part of these statements.

                   AMEDISYS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
            (UNAUDITED, IN 000'S, EXCEPT PER SHARE DATA)


                                                            MARCH 31, 2001*   MARCH 31, 2000
                                                            ---------------   --------------
Income:
  Service revenue                                           $       22,171    $       23,418
  Cost of service revenue                                            9,766            11,361
                                                            --------------    --------------
    Gross margin                                                    12,405            12,057

General and administrative expenses:
  Salaries and benefits                                              6,643             7,864
  Other                                                              5,641             5,009
                                                            --------------    --------------
    Total general and administrative expenses                       12,284            12,873

    Operating income (loss)                                            121              (816)

Other income and expense:
  Interest income                                                      155                26
  Interest expense                                                    (703)             (621)
  Other income, net                                                     18                49
                                                            --------------    --------------
    Total other expense, net                                          (530)             (546)

Net income (loss) before income taxes
    & discontinued operations                                         (409)           (1,362)

Income tax expense                                                      --                --
                                                            --------------    --------------

Net income (loss) before discontinued operations                      (409)           (1,362)

Income (loss) from discontinued operations,
     net of income taxes                                              (207)               70
                                                            --------------    --------------

Net income (loss)                                           $         (616)   $       (1,292)
                                                            ==============    ==============



Basic weighted average common shares outstanding                     5,492             3,203

Basic income (loss) per common share:
    Net income (loss) before discontinued operations        $        (0.07)   $        (0.42)
    Income (loss) from discontinued
         operations, net of income taxes                             (0.04)             0.02
                                                            --------------    --------------

Net income (loss)                                           $        (0.11)   $        (0.40)
                                                            ==============    ==============

* As restated, see Note 2

        The accompanying notes are an integral part of these statements.

                       AMEDISYS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                     (UNAUDITED, DOLLAR AMOUNTS IN 000'S)

                                                                                      FOR THE THREE MONTHS ENDED
                                                                                   MARCH 31, 2001*   MARCH 31, 2000
                                                                                   ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                             $         (616)   $       (1,292)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
            Depreciation and amortization                                                     682               642
            Provision for bad debts                                                           702               587
            Compensation expense                                                               70                --
            Deferred revenue                                                                 (530)             (530)
            Changes in assets and liabilities:                                                 --
                (Increase) decrease in cash included in assets held for sale                 (200)              108
                (Increase) in accounts receivable                                           2,821              (404)
                (Increase) in inventory and other current assets                             (449)             (110)
                (Increase) decrease in other assets                                            48              (225)
                Increase (decrease) in accounts payable                                      (145)              277
                Increase in accrued expenses                                                 (311)            1,348

                                                                                   --------------    --------------
                Net cash provided by operating activities                                   2,072               401
                                                                                   --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property, plant and equipment                                       --                93
     Purchase of property, plant and equipment                                               (379)              (38)
     Minority interest investment in subsidiary                                                30                76

                                                                                   --------------    --------------
                Net cash provided (used) by investing activities                             (349)              131
                                                                                   --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) on line of credit agreements                               6,539            (2,589)
     Proceeds from issuance of notes payable                                                   --             1,000
     Payments on notes payable and capital leases                                            (218)             (582)
     Cash used in purchase acquisitions                                                      (440)               --
     Increase (decrease) in long-term Medicare liabilities                                 (2,417)            1,150
     Accrued interest expense                                                                  --               331
     Proceeds from issuance of stock                                                           55                --
                                                                                   --------------    --------------
                Net cash provided (used) by financing activities                            3,519              (690)
                                                                                   --------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        5,242              (158)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            6,967             1,425
                                                                                   --------------    --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $       12,209    $        1,267
                                                                                   ==============    ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
        Interest                                                                   $          727    $          325
                                                                                   ==============    ==============

        Income taxes                                                               $          266    $           --
                                                                                   ==============    ==============

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

2.       RESTATEMENT

         The Company has restated the Consolidated Financial Statements for the quarter ended March 31, 2001 due to a net revenue overstatement for the first quarter of 2001. The Medicare reimbursement changes effective October 1, 2000 required substantial changes to the Company's software application, both from an operational and an accounting perspective, including the recording of revenue related to patients receiving therapy services. Under the changed reimbursement system, if a patient, upon initial assessment by the nurse, is expected to require ten or more therapy visits in an episode, the expected reimbursement for that episode is increased ("therapy add-on"). If, upon completion of the episode, the expected therapy utilization of ten or more visits was not met, the provider is not entitled to the therapy add-on. The Company's software did not detect differences between the initial nurse's assessment that called for ten or more visits and the therapist's subsequent evaluation which indicated that fewer than ten visits were necessary.

         The Company has modified its software and has changed certain processes to detect any discrepancies in assessed therapy need and to more closely monitor the patient's progress as it relates to scheduled therapy services. In addition to the revenue restatement, the Company has also reversed $900,000 in incentive compensation for the quarter ended March 31, 2001.

         The following table presents the impact of the restatement (in 000's, except per share data):


                                                    Quarter ended March 31, 2001
                                                    ----------------------------
                                                      Amount
                                                    Previously
                                                     Reported*       As Adjusted
                                                    ----------       -----------
Statement of Operations:
Service Revenue                                     $ 26,171          $ 22,171
Gross Margin                                          16,405            12,405
Salaries and Benefits                                  7,543             6,643
Total general and administrative expenses             13,184            12,284
Operating income (loss)                                   36            (2,564)
Net (loss) before income taxes, discontinued
  operations, and extraordinary item                   2,691              (409)
Income tax expense                                       267                --
Net Income                                             2,217              (616)
Basic income (loss) per common share                    0.40             (0.11)
Balance Sheet:
Accounts Receivable, net                               9,754             3,154
Current Assets                                        23,888            17,288
Total Assets                                          48,063            41,463
Retained Earnings (Deficit)                          (13,781)          (19,214)
Total Liabilities and Stockholders' Equity            48,063            41,463

* As reported in the Company's financial statements in its Quarterly Report on Form 10-Q dated May 11, 2001.

3.       REVENUE RECOGNITION

         Prior to the implementation of the Medicare Prospective Payment System ("PPS") on October 1, 2000 reimbursement for home health care services to patients covered by the Medicare program was based on reimbursement of allowable costs subject to certain limits. Final reimbursement was determined after submission of annual cost reports and audits thereof by the fiscal intermediaries.

         Under PPS, the Company is paid by Medicare based on episodes of care. An episode of care is defined as a length of care up to sixty days with multiple continuous episodes allowed. A standard episode payment has been established by the Medicare Program at $2,115 per episode, to be adjusted by a case mix adjuster consisting of eighty (80) home health resource groups ("HHRG") and the applicable geographic wage index. The standard episode payment may be subject to further individual adjustments due to low utilization, intervening events and other factors. The episode payment will be made to providers regardless of the cost to provide care. The services covered by the episode payment include all disciplines of care, in addition to medical supplies, within the scope of the home health benefit. Revenue is recognized for visits during the earnings period at the expected payment amount.

4.       EARNINGS PER SHARE


         Basic net income (loss) per share of common stock is calculated by dividing net income (loss) applicable to common stock by the weighted-average number of shares outstanding during the period. Diluted net income (loss) per share is not presented as stock options, stock warrants and convertible securities outstanding (equivalent to 2,085,191 and 3,366,711 shares of common stock at March 31, 2001 and 2000, respectively) during the periods presented were not dilutive.

5.       MEDICARE REIMBURSEMENT AND REFORM

         The Company derived approximately 89% of its revenues from continuing operations from the Medicare system for the three months ended March 31, 2001 and 92% for the three months ended March 31, 2000.

         As disclosed in Note 3, on June 28, 2000, HCFA issued the final rules for PPS, which were effective for all Medicare-certified home health agencies on October 1, 2000. The final regulations establish payments based on episodes of care. An episode is defined as a length of care up to sixty days with multiple continuous episodes allowed under the rule. A standard episode payment has been established at $2,115 per episode for federal fiscal year 2001, to be adjusted by a case mix adjuster consisting of eighty (80) home health resource groups ("HHRG") and the applicable geographic wage index. The standard episode payment may be subject to further individual adjustments due to low utilization, intervening events and other factors. Providers are allowed to make a request for anticipated payment at the start of care equal to 60% of the expected payment for the initial episode and 50% for each subsequent episode. The remaining balance due to the provider is paid following the submission of the final claim at the end of the episode. In contrast to the cost-based reimbursement system whereby providers' reimbursement was limited, among other things, to their actual costs, episode payments are made to providers regardless of the cost to provide care, except with regard to certain outlier provisions. As a result, home health agencies have the opportunity to be profitable under this system.

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

6.       ACQUISITION

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

7.       DISCONTINUED OPERATIONS

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

         Summarized financial information for the discontinued operations is as follows (in 000's):

                                                  For the three months
                                                     ended March 31
                                               --------------------------
                                                  2001            2000
                                               ----------    ------------
Outpatient Surgery Division:

   Service Revenue                             $      538    $        847

   Income (Loss) from Discontinued
      Operations before Provision for
      Income Taxes                                    (74)            394

   Income (Loss) from Discontinued
      Operations Net of Income Taxes                  (74)            394

Infusion Therapy Division:

   Service Revenue                             $       --    $      2,030

   (Loss) from Discontinued Operations
      before Provision for Income Taxes              (133)           (324)

   (Loss) from Discontinued Operations
      Net of Income Taxes                            (133)           (324)

Total Discontinued Operations:

   Service Revenue                             $      538    $      2,877

   Income (Loss) from Discontinued
      Operations before Provision for
      Income Taxes                                   (207)             70

   Income (Loss) from Discontinued
      Operations Net of Income Taxes                 (207)             70


         Included in the accompanying Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000 are the following assets and liabilities relating to the discontinued operations (in 000's):

                                           March 31,   December 31,
                                             2001          2000
                                          ----------   ------------
Cash                                      $      220   $         20

Accounts Receivable                              461            510

Prepaid Expenses                                  11             13

Inventory and Other Current Assets               170            172
                                          ----------   ------------

Current Assets Held for Sale              $      862   $        715
                                          ==========   ============

Property                                  $      603   $        681

Other Assets                                       8              8
                                          ----------   ------------

Long-term Assets Held for Sale            $      611   $        689
                                          ==========   ============

Accounts Payable                            $      193   $        190

Accrued Payroll                                     32             50

Accrued Other                                        9             34

Current Portion of Long-term Debt                  192            192

Current Portion of Obligations under
   Capital Leases                                    8             14
                                            ----------   ------------

Current Liabilities Held for Sale           $      434   $        480
                                            ==========   ============

Long-term Debt                              $      944   $        966
                                            ----------   ------------

Long-term Liabilities Held for Sale         $      944   $        966
                                            ==========   ============

8.       NOTES PAYABLE

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

9.       LONG-TERM DEBT

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

10.       AMOUNTS DUE TO AND DUE FROM MEDICARE

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

11.      CAPITAL STOCK

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

12.      SUBSEQUENT EVENT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto (the "Notes") appearing in Item 1 and the Consolidated Financial Statements for 2000, Notes, and the related Management's Discussion and Analysis as amended and restated in Form 10-K/A.

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

RESULTS OF OPERATIONS

         The Company has restated the Consolidated Financial Statements for the three months ended March 31, 2001 due to a net revenue overstatement for the first quarter of 2001 as discussed in Note 2 of the Consolidated Financial Statements.

         Revenues. Net revenues decreased $1,247,000 or 5% for the three months ended March 31, 2001 as compared to the same period in 2000. This decrease is primarily attributed to a decrease in patient visits of 111,251 or 35% from 319,484 for the first quarter of 2000 to 208,233 for the first quarter of 2001, offset by changes in the Medicare reimbursement system that were effective October 1, 2000.

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

         General and Administrative Expenses ("G&A"). G&A decreased $589,000 or 5% for the three months ended March 31, 2001 as compared to the same period in 2000. This decrease is primarily attributed to a decrease in incentive compensation expense of $623,000 and a decrease in corporate office salaries and benefits of $385,000, offset by a one-time write off of accounts receivable of $502,000.

         Other Income and Expenses. Other expenses, net decreased $16,000 or 3% from $546,000 for the three months ended March 31, 2000 to $530,000 for the three months ended March 31, 2001.

         Discontinued Operations. Loss from discontinued operations, net of income taxes, was $207,000 for the three months ended March 31, 2001 as compared to income of $70,000 for the three months ended March 31, 2000. As of March 31, 2001, the Company only has one remaining surgery center to divest whereas at March 31, 2000, the Company had three surgery centers and four infusion therapy locations reflected as discontinued operations.

FINANCIAL CONDITION

         The Company recorded operating losses and had negative cash flow for the year ended December 31, 1999 and the first three quarters of 2000, during which time its operations were primarily funded by the divestiture of certain non-core assets. The significant losses and negative cash flow from operations were largely attributable to the prior Medicare reimbursement system which was effective January 1, 1998 for the Company. In the fourth quarter of 2000 and the first quarter of 2001, the Company reported positive cash flow and a decrease in operating losses, primarily as a result of the implementation of PPS on October 1, 2000. The Company expects positive cash flow from operations will continue and the Company will be able to fund operations primarily from this source.

         For a description of Notes Payable and Long-term Debt, see Notes 8 and
9. For a discussion of Amounts Due Medicare, see Note 10.

         The Company's operating activities provided $2.1 million in cash during the three months ended March 31, 2001, whereas such activities provided $401,000 in cash during the three months ended March 31, 2000. Cash provided by operating activities in 2001 is primarily attributable to changes in assets and liabilities of $1.8 million, and net non-cash items such as depreciation and amortization of $924,000, offset by a net loss of ($616,000). Investing activities used $349,000 for the three months ended March 31, 2001, whereas such activities provided $131,000 for the three months ended March 31, 2000. Cash used by investing activities in 2001 is primarily attributed to the purchase of property, plant and equipment of $379,000. Financing activities provided cash during 2001 of $3.5 million, whereas such activities used $690,000 during 2000. Cash provided by financing activities in 2001 is primarily attributed to borrowings on line of credit agreements of $6.5 million offset by payments on notes payable and capital leases of $218,000, cash used in purchase acquisitions of $440,000, and a decrease in long-term Medicare liabilities of $2.4 million.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

Exhibit
   No.              Identification of Exhibit
--------            -------------------------
3.1(1)    -         Certificate of Incorporation
3.2(5)    -         Bylaws
4.1(1)    -         Certificate of Designation for the Series A Preferred Stock
4.2(2)    -         Common Stock Specimen
4.3(2)    -         Preferred Stock Specimen
4.4(2)    -         Form of Placement Agent's Warrant Agreement
4.5(3)    -         Series A Preferred Stock Conversion Agreement Specimen
4.6(3)    -         Certificate of Amendment of Certificate of Designation
                    Specimen
4.7(4)    -         Shareholder Rights Agreement
10.12(5)  -         Directors' Stock Option Plan
21.1(2)   -         List of Subsidiaries

----------
(1) Previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1994.
(2) Previously filed as an exhibit to the Registration Statement on Form S-3 dated March 11, 1998.
(3) Previously filed as an exhibit to the Quarterly Report on Form 10-Q/A for the period ended June 30, 1999.
(4) Previously filed as an exhibit to the Current Report on Form 8-K dated June 16, 2000 and the Registration Statement on Form 8-A dated June 16, 2000.
(5) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2001.

                                   ----------

         (b) Report on Form 8-K

         On January 3, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission ("SEC") attaching a press release that announced the sale effective December 1, 2000 of its interest in East Houston Surgery Center, Ltd. to East Houston Physician Surgical Services, Ltd, L.P.

         On January 16, 2001, the Company filed a report on Form 8-K with the SEC describing a loan agreement with NPF Capital, Inc. ("NPF") for a principal sum of up to $11,725,000. At execution, NPF paid $9,000,000 directly to HCA, The Healthcare Company f/k/a Columbia HCA Healthcare Corp. ("HCA") for the benefit of the Company. The Company also financed $725,000 of debt issue costs under this agreement with the remaining unfunded portion of $2,000,000 available for future acquisitions. Simultaneously, Amedisys entered into a Termination Agreement with HCA relating to the note payable ("HCA Note") which resulted from the acquisition of home health agencies from HCA during the latter part of 1998. The HCA Note, which carried a balance (including accrued interest) of $16.6 million at September 30, 2000, was terminated effective October 1, 2000 for a cash payment of $9,000,000 and the execution of a warrant agreement that allows HCA to purchase up to 200,000 shares of Amedisys' Common Stock, subject to certain conditions. As a result of these transactions, the Company recorded a pre-tax extraordinary gain of $6.5 million in the fourth quarter of 2000.

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

DATE: August 17, 2001