Form 10-Q
period 2001-06-30
AMEDISYS INC
filed 2001-08-20
CIK 896262

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the quarterly period ended June 30, 2001

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from ___________________ to _______________

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

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock outstanding as of June 30, 2001: 5,812,754 shares

                                                   PART I.
                                            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000.........................  3

        Consolidated Statements of Operations for the Three and Six Months Ended
        June 30, 2001 and 2000........................................................................  4

        Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000.........  5

        Notes to Consolidated Financial Statements....................................................  6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......... 11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS................................... 13

                                                  PART II.
                                             OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS............................................................................. 13

ITEM 2. CHANGES IN SECURITIES......................................................................... 14

ITEM 3. DEFAULTS UPON SENIOR SECURITIES............................................................... 14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................... 14

ITEM 5. OTHER INFORMATION............................................................................. 14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................................................. 14

                         AMEDISYS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    as of June 30, 2001 and December 31, 2000
                            (Dollar Amounts in 000's)

                                                                     JUNE 30,          DECEMBER 31,
                                                                       2001                2000
                                                                  --------------      --------------

CURRENT ASSETS:
  Cash and Cash Equivalents                                       $        3,824      $        6,967
  Accounts Receivable, Net of Allowance for Doubtful Accounts
     of $1,695 in June 2001 and $1,385 in December 2000                    4,405               6,628
  Prepaid Expenses                                                           248                 196
  Inventory and Other Current Assets                                       1,113                 414
  Current Assets Held for Sale                                               870                 715
                                                                  --------------      --------------
      Total Current Assets                                                10,460              14,920

Property and Equipment, net                                                4,223               2,935
Other Assets, net                                                         23,136              20,426
Long-term Assets Held for Sale                                               533                 689
                                                                  --------------      --------------

      Total Assets                                                $       38,352      $       38,970
                                                                  ==============      ==============

CURRENT LIABILITIES:

  Accounts Payable                                                $        2,668      $        1,590
  Accrued Expenses:
    Payroll and Payroll Taxes                                              5,559               6,203
    Insurance                                                              1,449                 708
    Income Taxes                                                             462                 638
    Other                                                                  4,229               3,925
  Notes Payable                                                            7,159               2,952
  Notes Payable to Related Parties                                            10                  10
  Current Portion of Long-term Debt                                        4,460               3,379
  Current Portion of Obligations under Capital Leases                        318                 385
  Deferred Revenue                                                         2,119               2,119
  Current Liabilities Held for Sale                                          408                 480
                                                                  --------------      --------------
        Total Current Liabilities                                         28,841              22,389

Long-term Debt                                                             7,255               9,343
Long-term Medicare Liabilities                                                --               6,053
Deferred Revenue                                                           2,825               3,884
Obligations under Capital Leases                                              25                  30
Other Long-term Liabilities                                                  826                 826
Long-term Liabilities Held for Sale                                          937                 966
                                                                  --------------      --------------
        Total Liabilities                                                 40,709              43,491
                                                                  --------------      --------------

Minority Interest                                                             33                  --
                                                                  --------------      --------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock                                                                 6                   5
  Preferred Stock (350,000 Shares in June 2001 and 390,000
     Shares in December 2000)                                                  0                   1
  Additional Paid-in Capital                                              15,586              14,096
  Treasury Stock (4,667 Shares of Common Stock in
     June 2001 and December 2000)                                            (25)                (25)
  Retained Earnings (Deficit)                                            (17,957)            (18,598)
                                                                  --------------      --------------
      Total Stockholders' Equity (Deficit)                                (2,390)             (4,521)
                                                                  --------------      --------------
        Total Liabilities and Stockholders' Equity                $       38,352      $       38,970
                                                                  ==============      ==============

        The accompanying notes are an integral part of these statements.

                         AMEDISYS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           for the three and six months ended June 30, 2001 and 2000
                  (Unaudited, in 000's, except per share data)

                                                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                           JUNE 30,          JUNE 30,          JUNE 30,           JUNE 30,
                                                             2001              2000              2001              2000
                                                         ------------      ------------      ------------      ------------

Income:
  Service revenue                                        $     27,198      $     23,271      $     49,370      $     46,688
  Cost of service revenue                                      12,157            10,852            21,924            22,214
                                                         ------------      ------------      ------------      ------------
    Gross margin                                               15,041            12,419            27,446            24,474

General and administrative expenses:
  Salaries and benefits                                         7,560             7,962            14,202            15,826
  Other                                                         5,671             5,278            11,313            10,286
                                                         ------------      ------------      ------------      ------------
    Total general and administrative expenses                  13,231            13,240            25,515            26,112

    Operating income (loss)                                     1,810              (821)            1,931            (1,638)

Other income and expense:
  Interest income                                                  99                61               254                87
  Interest expense                                               (809)             (646)           (1,511)           (1,268)
  Other income, net                                                79                34                96                84
                                                         ------------      ------------      ------------      ------------
    Total other expense, net                                     (631)             (551)           (1,161)           (1,097)

Net income (loss) before discontinued operations                1,179            (1,372)              770            (2,735)

Income (loss) from discontinued operations,
     net of income taxes                                           78            (2,471)             (129)           (2,400)
Gain on sale of discontinued operations
     net of income taxes                                           --             2,509                --             2,509
                                                         ------------      ------------      ------------      ------------
Total discontinued operations                                      78                38              (129)              109

Net income (loss)                                        $      1,257      $     (1,334)     $        641      $     (2,626)
                                                         ============      ============      ============      ============

Basic weighted average common shares outstanding                5,777             3,852             5,636             3,526

Basic income (loss) per common share:
    Net income (loss) before discontinued operations     $       0.20      $      (0.36)     $       0.13      $      (0.78)
    Income (loss) from discontinued
         operations, net of income taxes                         0.01             (0.64)            (0.02)            (0.67)
    Gain on sale of discontinued
         operations, net of income taxes                           --              0.65                --              0.71
                                                         ------------      ------------      ------------      ------------

Net income (loss)                                        $       0.21      $      (0.35)     $       0.11      $      (0.74)
                                                         ============      ============      ============      ============

Diluted weighted average common shares outstanding              7,920             3,852             7,750             3,526

Diluted income (loss) per common share:
    Net income (loss) before discontinued operations     $       0.15      $      (0.36)     $       0.10      $      (0.78)
    Income (loss) from discontinued
         operations, net of income taxes                         0.01             (0.64)            (0.02)            (0.67)
    Gain on sale of discontinued
         operations, net of income taxes                           --              0.65                --              0.71
                                                         ------------      ------------      ------------      ------------

Net income (loss)                                        $       0.16      $      (0.35)     $       0.08      $      (0.74)
                                                         ============      ============      ============      ============

        The accompanying notes are an integral part of these statements.

                        AMEDISYS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 2001 and 2000
                     (Unaudited, Dollar Amounts in 000's)

                                                                                        FOR THE SIX MONTHS ENDED
                                                                                  JUNE 30, 2001          JUNE 30, 2000
                                                                                -----------------      -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                          $             641      $          (2,626)
     Adjustments to reconcile net income (loss) to net cash provided (used)
        by operating activities:
            Depreciation and amortization                                                   1,404                  1,469
            Provision for bad debts                                                           949                  1,398
            Compensation expense                                                               70                     --
            (Gain) on sale of Company operations                                               --                 (2,665)
            Impairment of goodwill                                                             --                  1,771
            Deferred revenue                                                               (1,059)                (1,060)
            Changes in assets and liabilities:
               (Increase) decrease in cash included in assets held for sale                   (52)                    85
               Decrease in accounts receivable                                             (1,846)                   466
               (Increase) in inventory and other current assets                              (704)                  (214)
               (Increase) decrease in other assets                                            (41)                   189
               Increase (decrease) in accounts payable                                      1,000                   (512)
               Increase in accrued expenses                                                 1,270                  1,322

                                                                                -----------------      -----------------
               Net cash provided (used) by operating activities                             1,632                   (377)
                                                                                -----------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property, plant and equipment                                       11                    107
     Purchase of property, plant and equipment                                             (1,704)                   (38)
     Proceeds from sale of Company Operations                                                  --                  3,200
     Cash used in purchase acquisitions                                                    (3,406)                    --
     Minority interest investment in subsidiary                                                33                    150

                                                                                -----------------      -----------------
               Net cash provided (used) by investing activities                            (5,066)                 3,419
                                                                                -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) on line of credit agreements                               4,207                 (2,058)
     Proceeds from issuance of notes payable and capital leases                                73                  1,000
     Payments on notes payable and capital leases                                          (1,195)                (1,596)
     Increase (decrease) in long-term Medicare liabilities                                 (3,033)                 2,299
     Accrued interest expense                                                                  --                    669
     Proceeds from issuance of stock                                                          239                     --

                                                                                -----------------      -----------------
               Net cash provided by financing activities                                      291                    314
                                                                                -----------------      -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (3,143)                 3,356

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            6,967                  1,425
                                                                                -----------------      -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $           3,824      $           4,781
                                                                                =================      =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
        Interest                                                                $           1,556      $             673
                                                                                =================      =================

        Income taxes                                                            $             282      $              --
                                                                                =================      =================

        The accompanying notes are an integral part of these statements.

                         AMEDISYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION

         Amedisys, Inc., a Delaware corporation ("Amedisys" or "the Company"), is a leading multi-state provider of home health care nursing services. The Company operates fifty-six home care nursing offices, one ambulatory surgery center, and one corporate office in the southern and southeastern United States.

         In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's financial position at June 30, 2001, the results of operations for the three and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the interim periods are not necessarily indicative of results of operations for the entire year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Form 10-K.

2.       RESTATEMENT

         The Company has restated the Consolidated Financial Statements for the year ended December 31, 2000 and the quarter ended March 31, 2001 due to a net revenue overstatement for the fourth quarter of 2000 and the first quarter of 2001. The Medicare reimbursement changes effective October 1, 2000 required substantial changes to the Company's software application, both from an operational and an accounting perspective, including the recording of revenue related to patients receiving therapy services. Under the changed reimbursement system, if a patient, upon initial assessment by the nurse, is expected to require ten or more therapy visits in an episode, the expected reimbursement for that episode is increased ("therapy add-on"). If, upon completion of the episode, the expected therapy utilization of ten or more visits was not met, the provider is not entitled to the therapy add-on. The Company's software did not detect differences between the initial nurse's assessment that called for ten or more visits and the therapist's subsequent evaluation which indicated that fewer than ten visits were necessary.

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

4.       EARNINGS PER SHARE

         Earnings per common share are based on the weighted average number of shares outstanding during the period. For the three and six months ended June 30, 2000, there was no difference between basic and diluted weighted average common shares outstanding as the effect of stock options (643,520 and 567,481 weighted average outstanding for the three and six months ended June 30, 2000, respectively), warrants (210,000 and 193,929 weighted average outstanding for the three and six months ended June 30, 2000, respectively) and preferred shares (510,000 preferred shares convertible into 2,152,381 and 2,326,190 weighted average common shares for the three and six months ended June 30, 2000, respectively) were anti-dilutive. The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and six month periods ended June 30, 2001 and 2000.

                                                           In 000's, except per share data
                                          Three months    Three months        Six months      Six months
                                             ended            ended             ended            ended
                                         June 30, 2001    June 30, 2000     June 30, 2001    June 30, 2000
                                         -------------    -------------     -------------    -------------

Basic Net Income (Loss) per Share:

     Net Income (Loss)                    $      1,257     $     (1,334)     $        641     $     (2,626)
                                          ============     ============      ============     ============

     Weighted Average Number of
          Shares Outstanding                     5,777            3,852             5,636            3,526
                                          ============     ============      ============     ============

   Net Income (Loss) per Common
          Share - Basic                   $       0.21     $      (0.35)     $       0.11     $      (0.74)
                                          ============     ============      ============     ============

Diluted Net Income (Loss) per Share:

     Net Income (Loss)                    $      1,257     $     (1,334)     $        641     $     (2,626)
                                          ============     ============      ============     ============

     Weighted Average Number of
          Shares Outstanding                     5,777            3,852             5,636            3,526

     Effect of Dilutive Securities:

         Stock Options                             709               --               650               --

         Warrants                                  260               --               245               --

         Convertible Preferred Shares
           (350,000 convertible into
           1,166,666 Common Shares at
           June 30, 2001)                        1,174               --             1,219               --
                                          ------------     ------------      ------------     ------------

     Average Shares - Diluted                    7,920            3,852             7,750            3,526
                                          ============     ============      ============     ============

   Net Income (Loss) per Common
         Share - Diluted                  $       0.16     $      (0.35)     $       0.08     $      (0.74)
                                          ============     ============      ============     ============

5.       MEDICARE REIMBURSEMENT AND REFORM

         The Company derived approximately 88% of its revenues from continuing operations from the Medicare system for the six months ended June 30, 2001 and approximately 91% for the six months ended June 30, 2000.

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

6.       ACQUISITIONS

         Effective March 1, 2001, the Company acquired from Seton Health Corporation of North Alabama certain assets and liabilities of Seton Home Health Services, Inc. ("Seton") associated with their operations in Mobile and Fairhope, Alabama. The assets acquired consisted primarily of all furniture, fixtures, equipment (except computer equipment and printers) and leasehold improvements; supplies; inventory; lists of present and former patients and mailing lists; vendor lists; employee records; telephone numbers and listings; intangibles and other rights and privileges; leasehold interest in the locations; goodwill and going concern; rights under certain agreements; rights under all contracts including capital leases and non-competition agreements; licenses and permits relating to ownership, development and operations; and rights under Medicare Provider Agreements. The liabilities assumed consisted of accrued but unused vacation and obligations under capital and operating leases. In consideration for the acquired assets and liabilities, the Company paid $440,000 cash, which represents a purchase price of $475,000 less the value of accrued vacation obligations. In connection with this acquisition, the Company recorded $448,000 in goodwill which will be amortized over twenty years.

         Effective April 6, 2001, the Company acquired, through its wholly-owned subsidiary Amedisys Home Health, Inc. of Alabama, certain additional assets and liabilities of Seton Home Health Services, Inc. ("Seton") from Seton Health Corporation of North Alabama associated with their operations in Birmingham, Tuscaloosa, Anniston, Greensboro, and Reform, Alabama. The assets acquired consisted primarily of all furniture, fixtures, equipment (except computer equipment and printers) and leasehold improvements; supplies; inventory; lists of present and former patients and mailing lists; vendor lists; employee records; telephone numbers and listings; intangibles and other rights and privileges; leasehold interest in four of the five locations; goodwill and going concern; rights under certain agreements; rights under all contracts including capital leases and non-competition agreements; licenses and permits relating to ownership, development and operations; and rights under Medicare Provider Agreements. The liabilities assumed consisted of estimated accrued but unused vacation and obligations under capital and operating leases. In consideration for the acquired assets and liabilities, the Company paid $2,216,000 cash, which represents a purchase price of $2,325,000 less the estimated value of accrued vacation obligations. In connection with this acquisition, the Company recorded $2,235,000 in goodwill which will be amortized over twenty years.

         Effective June 11, 2001, the Company acquired from East Cooper Community Hospital, Inc. ("East Cooper") certain assets and liabilities of HealthCalls Professional Home Health Services. The assets consisted primarily of all furniture, fixtures, equipment, leasehold improvements and supplies; inventory; current patient lists of present or former patients, mailing lists, telephone numbers and intangibles and other rights and privileges; leasehold interest in the premises located at the business address; goodwill and going concern; benefits of all amounts previously paid by East Cooper for advertising, design fees, rent services, or interest relating to the business or assets to the extent they are to be performed after the closing; rights under certain agreements; licenses and permits relating to ownership, development and operations of the business, including the Medicare Provider Number, rights under the Medicare Provider Agreement, the Medicaid Provider Number and rights under the Medicaid Provider Agreement; technical outlines and records, and any and all know-how and software and other technology, including all contracts, licenses, authorizations and permits; trade secrets, inventions, patents, copyrights, trade names, business names, trademarks, and other intangible assets; copies of medical records of patients who received services from East Cooper to the extent reasonably necessary to transfer the care of such patients; and copies of business records related to the operation of the business. The liabilities assumed consisted of liabilities related to the operation of the business for services provided post-closing. In consideration for the acquired assets and liabilities, the Company paid $750,000 cash. In connection with this acquisition, the Company recorded $726,000 in goodwill which will be amortized over twenty years.

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

         The Company has one remaining outpatient surgery center yet to sell. Generally, a plan to dispose of discontinued operations must be carried out over a period not to exceed one year in order to continue to qualify for discontinued operation accounting treatment. This remaining surgery center has been involved in litigation outside of the Company's control, which prevented the Company from completing a timely disposition. For this reason, the Company has continued to reflect the outpatient surgery division as discontinued operations. The Company expects that the remaining surgery center will be sold in the third quarter of 2001.

         Summarized financial information for the discontinued operations is as follows (in 000's):

                                                 For the three months               For the six months
                                                    Ended June 30                     ended June 30
                                            -----------------------------      ------------------------------
                                                2001             2000              2001              2000
                                            ------------     ------------      ------------      ------------

Outpatient Surgery Division:

   Service Revenue                          $        744     $        734      $      1,282      $      1,581

   Income (Loss) from Discontinued
      Operations before Provision for
      Income Taxes                                    78            2,735                 4             3,130

   Income (Loss) from Discontinued
      Operations Net of Income Taxes                  78            2,579                 4             2,974

Infusion Therapy Division:

   Service Revenue                          $         --     $      1,977      $         --      $      4,006

   (Loss) from Discontinued Operations
      before Provision for Income Taxes               --           (2,541)             (133)           (2,865)

   (Loss) from Discontinued Operations
      Net of Income Taxes                             --           (2,541)             (133)           (2,865)

Total Discontinued Operations:

   Service Revenue                          $        744     $      2,711      $      1,282      $      5,588

   Income (Loss) from Discontinued
      Operations before Provision for
      Income Taxes                                    78              194              (129)              265

   Income (Loss) from Discontinued
      Operations Net of Income Taxes                  78               38              (129)              109

         Included in the accompanying Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000 are the following assets and liabilities relating to the discontinued operations (in 000's):

                                           June 30,       December 31,
                                            2001             2000
                                         ------------     ------------
Cash                                     $         72     $         20

Accounts Receivable                               610              510

Prepaid Expenses                                    9               13

Inventory and Other Current Assets                179              172
                                         ------------     ------------

Current Assets Held for Sale             $        870     $        715
                                         ============     ============

Property                                 $        525     $        681

Other Assets                                        8                8
                                         ------------     ------------

Long-term Assets Held for Sale           $        533     $        689
                                         ============     ============

Accounts Payable                         $        112     $        190

Accrued Payroll                                    57               50

Accrued Other                                      46               34

Current Portion of Long-term Debt                 192              192

Current Portion of Obligations under
   Capital Leases                                   1               14
                                         ------------     ------------

Current Liabilities Held for Sale        $        408     $        480
                                         ============     ============

Long-term Debt                           $        937     $        966
                                         ------------     ------------

Long-term Liabilities Held for Sale      $        937     $        966
                                         ============     ============

8.       NOTES PAYABLE

         Notes payable as of June 30, 2001 consists primarily of an asset-based line of credit with availability, depending on collateral, of up to $25 million with National Century Financial Enterprises, Inc. ("NCFE") and borrowings under a revolving bank line of credit of up to $2.5 million. The $25 million asset-based line of credit, which expires December, 2003, is collateralized by eligible accounts receivable and as of June 30, 2001 and December 31, 2000, had an outstanding balance of $6,942,000 and $2,952,000, respectively. Eligible receivables are defined as receivables, exclusive of workers' compensation and self-pay, that are aged less than 181 days. The effective interest rate on this line of credit was 13.58% and 15.29% for the six months ended June 30, 2001 and the year ended December 31, 2000, respectively. The revolving bank line of credit of $2.5 million bears interest at the Bank One Prime Floating Rate, which was 6.75% and 9.5% at June 30, 2001 and December 31, 2000, respectively. At June 30, 2001, there was $66,000 drawn on the line of credit. At December 31, 2000, there were no amounts drawn on the line of credit.

9.       LONG-TERM DEBT

         Long-term debt consists primarily of a $9.7 million note payable to NPF Capital, a $1.1 million note payable to Merrill Lynch, an $800,000 note payable to CareSouth Home Health Services, Inc. ("CareSouth"), an $800,000 note payable to Winter Haven Hospital, a $250,000 note payable to an individual, and various other notes.

         The $9.7 million note to NPF Capital is payable over a three year term with interest only payments for a six month period ended June, 2001 and monthly payments of principal and interest of $387,000 for the remainder of the term. The Company makes monthly principal and interest payments of $25,000 on the $800,000 note to CareSouth, which is due July, 2003 and monthly principal and interest payments of $30,000 on the $800,000 note to Winter Haven Hospital. The note payable to an individual of $250,000 bears interest, payable monthly at 13%, with one principal payment due and paid in July, 2001. In connection with the issuance of the notes payable to the individual, 15,000 warrants were also issued (exercise price of $4.00 per share). These warrants have not been recorded in the financial statements as the value has been deemed by management to be immaterial.

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

10.      AMOUNTS DUE TO AND DUE FROM MEDICARE

         Prior to the implementation of PPS, the Company recorded Medicare revenues at the lower of actual costs, the per visit cost limit, or a per beneficiary cost limit on an individual provider basis in accordance with established guidelines. As of June 30, 2001, the Company estimates an aggregate payable to Medicare of $18 million resulting from interim cash receipts in excess of expected reimbursement. In the accompanying Consolidated Balance Sheet as of June 30, 2001, the amounts due to Medicare within one year of $15.0 million are netted against accounts receivable.

The amount payable to Medicare in excess of one year of $3.0 million is shown as Long-term Medicare Liabilities. Of the $15.0 million netted against accounts receivable, $7.4 million is attributed to a provision in BIPA whereby a lump-sum payment equal to two months of PIP was issued to providers. Upon completion of the annual cost reports, the Company will request extended repayment plans for these payments. There can be no assurances, however, that the extended repayment plans will be accepted. Also included in the $15.0 million is a $3.2 million overpayment relating to Alliance Home Health, a wholly-owned subsidiary of the Company which filed for bankruptcy protection on September 29, 2000.

11.      CAPITAL STOCK

         In accordance with the terms of conversion of the Company's Series A Preferred Stock as stated in the Series A Preferred Stock Conversion Agreement, eight preferred shareholders converted a total of 360,000 preferred shares into 1,200,000 common shares during 2000. During the first quarter of 2001, two additional preferred shareholders converted a total of 20,000 preferred shares into 66,667 common shares and during the second quarter of 2001, one additional preferred shareholder converted 20,000 preferred shares into 66,667 common shares. The conversion rate for the preferred shares was $3.33.

12.      EFFECT OF NEW FINANCIAL ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Statement No. 141, Business Combinations ("SFAS 141") and Financial Accounting Standards Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. The purchase method of accounting is required to be used for all business combinations initiated after June 30, 2001. SFAS 141 also requires separate recognition of intangible assets that meet certain criteria.

         Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if circumstances indicate potential impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. For goodwill and indefinite-lived intangible assets acquired prior to July 1, 2001, goodwill will continue to be amortized through the remainder of 2001 at which time amortization will cease and a transitional goodwill impairment test will be performed. Any impairment charges resulting from the initial application of the new rules will be classified as a cumulative change in accounting principle. The Company will adopt SFAS 142 effective January 1, 2002. Management is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. Included in the accompanying Consolidated Statement of Operations is goodwill amortization expense as follows (in 000's):

                                        3 months ended        6 months ended
                                            June 30,              June 30,
                                        2001       2000       2001       2000
                                       ------     ------     ------     ------
Goodwill Amortization Expense          $  314     $  244     $  594     $  488

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

GENERAL

        Amedisys is a leading multi-regional provider of home health care nursing services. The Company operates fifty-six home care nursing offices, one ambulatory surgery center, and one corporate office in the southern and southeastern United States.

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

RESULTS OF OPERATIONS

        The Company has restated the Consolidated Financial Statements for the three months ended March 31, 2001 due to a net revenue overstatement for the first quarter of 2001 as discussed in Note 2 of the Consolidated Financial Statements. The results of operations for the six months ended June 30, 2001 include the revenue restatements as discussed in Note 2.

         Service Revenues. Net revenues increased $3,927,000 or 17% and $2,682,000 or 6% for the three and six months ended June 30, 2001, respectively, as compared to the same periods in 2000. This increase was attributed to an increase in patient admissions, the change in the Medicare reimbursement that was effective October 1, 2000, and the price increase effective April 1, 2001 as a result of BIPA. Patient admissions increased 3,372 or 55% from 6,175 for the three months ended June 30, 2000 to 9,547 for the three months ended June 30, 2001 and increased 4,489 or 35% from 13,003 for the six months ended June 30, 2000 to 17,492 for the six months ended June 30, 2001. The increase in patient admissions is attributable to both internal growth and agencies acquired in the fourth quarter of 2000 and the first six months of 2001.

         Cost of Revenues. Cost of revenues increased 12% for the three months ended June 30, 2001 and decreased 1% for the six months ended June 30, 2001 as compared to the same periods in 2000. The increase for the three months ended June 30, 2001 is attributed to increased salaries for the clinical manager positions of $1,411,000. The clinical manager position was implemented company-wide in the latter part of 2000 to provide a greater level of patient care oversight and coordination. The decrease for the six months ended June 30, 2001 is attributable to a decrease in patient visits from 606,012 for the six month period ended June 30, 2001 to 467,100 for the same period of 2000, offset by increased salaries for the clinical manager positions of $2,665,000.

         General and Administrative Expenses ("G&A"). G&A decreased $9,000 for the three months ended June 30, 2001 and $597,000 for the six months ended June 30, 2001 as compared to the same periods in 2000. The decrease for the six months ended June 30, 2001 is primarily attributed to a decrease in incentive compensation of $1,086,000, offset by a one-time write-off of accounts receivable of $502,000.

         Other Income and Expenses. Other expenses, net increased $80,000 or 15% from $551,000 for the three months ended June 30, 2000 to $631,000 for the three months ended June 30, 2001 and $64,000 or 6% from $1,097,000 to $1,161,000 for the six months ended June 30, 2001. These increases are primarily due to an increase in interest expense related to an increased balance on the line of credit with NCFE.

         Discontinued Operations. Total discontinued operations, net of income taxes, was $78,000 for the three months ended June 30, 2001 as compared to $38,000 for the three months ended June 30, 2000. Total discontinued operations, net of income taxes, was ($129,000) for the six months ended June 30, 2001 as compared to income of $109,000 (net of gain on sale) for the six months ended June 30, 2000. As of June 30, 2001, the Company only has one remaining surgery center to divest whereas at June 30, 2000, the Company had two surgery centers and three infusion therapy locations reflected as discontinued operations.

FINANCIAL CONDITION

         The Company recorded operating losses and had negative cash flow for the year ended December 31, 1999 and the first three quarters of 2000, during which time its operations were primarily funded by the divestiture of certain non-core assets. The significant losses and negative cash flow from operations were largely attributable to the prior Medicare reimbursement system which was effective January 1, 1998 for the Company. In the fourth quarter of 2000 and the first quarter of 2001, the Company reported positive cash flow and a decrease in operating losses primarily as a result of the implementation of PPS on October 1, 2000. In the second quarter of 2001, the Company reported profitability and positive cash flow due to a price increase effective April 1, 2001 as a result of BIPA. The Company expects positive cash flow from operations will continue and the Company will be able to fund operations primarily from this source.

         For a description of Notes Payable and Long-term Debt, see Notes 8 and
9. For a discussion of Amounts Due Medicare, see Note 10.

         The Company's operating activities provided $1.6 million in cash during the six months ended June 30, 2001, whereas such activities used $377,000 in cash during the six months ended June 30, 2000. Cash provided by operating activities in 2001 is primarily attributable to net income of $641,000 and net non-cash items such as depreciation and amortization of $1.4 million offset by changes in assets and liabilities of $373,000. Investing activities used $5.1 million for the six months ended June 30, 2001, whereas such activities provided $3.4 million for the six months ended June 30, 2000. Cash used by investing activities in 2001 is primarily attributed to the purchase of property, plant and equipment of $1.7 million and cash used in purchase acquisitions of $3.4 million. Financing activities provided cash during the six months ended
June 30, 2001 of $291,000, whereas such activities provided $314,000 during the same period in 2000. Cash provided by financing activities in 2001 is primarily attributed to borrowings on line of credit agreements of $4.2 million offset by payments on notes payable and capital leases of $1.2 million and a decrease in long-term Medicare liabilities of $3.0 million.

         As discussed in the Company's Annual Report on Form 10-K, the Company began, in the first quarter of 2001, the installation of a company-wide computer network infrastructure to connect all of its regional offices. This wide area network ("WAN") will allow more immediate access to information by all company personnel including senior management, which will increase operational efficiencies. The original expected project cost was $1.5 million, but has subsequently been revised to approximately $2.2 million due to the incremental cost for acquired agencies and requested design enhancements. Capital expenditures through June 30, 2001 relating to this project approximated $875,000 and are included in purchase of property, plant, and equipment in the Consolidated Statement of Cash Flows.

         The Company does not believe that inflation has had a material effect on its results of operations for the three and six month periods ended June 30, 2001.

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

ITEM 2.  CHANGES IN SECURITIES

         In accordance with the terms of conversion of the Company's Series A Preferred Stock as stated in the Series A Preferred Stock Conversion Agreement, during the first quarter of 2001, two preferred shareholders converted a total of 20,000 preferred shares into 66,667 common shares. During the second quarter of 2001, one preferred shareholder converted 20,000 preferred shares into 66,667 common shares. The conversion was exempt under Section 3(a)(9) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual shareholders meeting of the Company was held on June 14, 2001 with the following three items voted on:

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

    Director           Votes in Favor        Votes Against       Votes Abstained
Mr. Borne                 5,845,152              2,456                  --
Mr. LaBorde               5,845,317              2,291                  --
Mr. Netterville           5,845,317              2,291                  --
Mr. Pitts                 5,845,317              2,291                  --
Mr. Ricchiuti             5,845,317              2,291                  --

         Item 2. Reappointment of the Company's independent public accounting firm of Arthur Andersen LLP. The reappointment of the independent public accounting firm was approved by the shareholders, receiving 5,843,768 votes in favor, 2,478 votes against and 1,362 votes abstained.

         Item 3. To consider and act upon proposed amendments to the 1998 Directors' Stock Option Plan. This item was approved by the shareholders, receiving 5,708,479 votes in favor, 107,453 votes against and 31,676 votes abstained.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

Exhibit
  No.         Identification of Exhibit
-------       -------------------------

3.1(1)   -    Certificate of Incorporation

3.2(5)   -    Bylaws

4.1(1)   -    Certificate of Designation for the Series A Preferred Stock

4.2(2)   -    Common Stock Specimen

4.3(2)   -    Preferred Stock Specimen

4.4(2)   -    Form of Placement Agent's Warrant Agreement

4.5(3)   -    Series A Preferred Stock Conversion Agreement Specimen

4.6(3)   -    Certificate of Amendment of Certificate of Designation Specimen

4.7(4)   -    Shareholder Rights Agreement

15.1(6)  -    Report of Independent Public Accountants for the quarter ended
              June 30, 2001

21.1(2)  -    List of Subsidiaries

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

(6)      Filed herewith.

                                   ----------

         (b) Report on Form 8-K

         On April 9, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission ("SEC") attaching a press release that announced the purchase of seven home health agencies in Alabama.

         On April 18, 2001, the Company filed a Current Report on Form 8-K with the SEC pursuant to Section 18 under the Securities Act of 1934 to furnish the text of slides which the Company's management began using to make presentations at investor conferences.

         On April 25, 2001, the Company filed a Current Report on Form 8-K with the SEC attaching a press release that announced that the Company would release quarter ended March 31, 2001 operating results on May 1, 2001 and host a conference call on that same day.

         On April 30, 2001, the Company filed a Current Report on Form 8-K with the SEC attaching a press release that announced that the Company signed managed care contracts with both United Healthcare of Alabama and United Healthcare of Georgia.

         On May 1, 2001, the Company filed a Current Report on Form 8-K with the SEC attaching a press release announcing quarter ended March 31, 2001 operating results.

         On June 14, 2001, the Company filed a Current Report on Form 8-K with the SEC attaching a press release announcing that it had overstated net service revenues for the quarters ended December 31, 2000 and March 31, 2001.

         On June 19, 2001, the Company filed a Current Report on Form 8-K attaching a press release announcing the purchase of HealthCalls Professional Home Health Services of Charleston, South Carolina.

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

DATE: August 20, 2001

                                 EXHIBIT INDEX

EXHIBIT
NUMBER        IDENTIFICATION OF EXHIBIT
-------       -------------------------

3.1(1)   -    Certificate of Incorporation

3.2(5)   -    Bylaws

4.1(1)   -    Certificate of Designation for the Series A Preferred Stock

4.2(2)   -    Common Stock Specimen

4.3(2)   -    Preferred Stock Specimen

4.4(2)   -    Form of Placement Agent's Warrant Agreement

4.5(3)   -    Series A Preferred Stock Conversion Agreement Specimen

4.6(3)   -    Certificate of Amendment of Certificate of Designation Specimen

4.7(4)   -    Shareholder Rights Agreement

15.1(6)  -    Report of Independent Public Accountants for the quarter ended
              June 30, 2001

21.1(2)  -    List of Subsidiaries

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

(6)      Filed herewith.