Form 10-Q
period 2001-09-30
AMEDISYS INC
filed 2001-11-14
CIK 896262

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________________ to ___________________


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

Number of shares of Common Stock outstanding as of September 30, 2001:
5,911,620 shares

                                     PART I.
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000.......................  3

         Consolidated Statements of Operations for the Three and Nine Months Ended
         September 30, 2001 and 2000......................................................................  4

         Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000......  5

         Notes to Consolidated Financial Statements.......................................................  6

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


ITEM 1.  LEGAL PROCEEDINGS................................................................................ 14

ITEM 2.  CHANGES IN SECURITIES............................................................................ 14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................................................. 15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................. 15

ITEM 5.  OTHER INFORMATION................................................................................ 15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................................. 15

                         Amedisys, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                 as of September 30, 2001 and December 31, 2000
                            (Dollar Amounts in 000's)


                                                                                     (Unaudited)
                                                                                  September 30, 2001    December 31, 2000
                                                                                  ------------------    -----------------
CURRENT ASSETS:

  Cash and Cash Equivalents                                                        $           3,345    $           6,967
  Accounts Receivable, Net of Allowance for Doubtful Accounts
     of $2,391 in September 2001 and $1,385 in December 2000                                  10,518                6,628
  Prepaid Expenses                                                                               415                  196
  Inventory and Other Current Assets                                                             929                  414
  Current Assets Held for Sale                                                                    --                  715
                                                                                   -----------------    -----------------
      Total Current Assets                                                                    15,207               14,920

Property and Equipment, net                                                                    5,334                2,935
Other Assets, net                                                                             22,769               20,426
Long-term Assets Held for Sale                                                                    --                  689
                                                                                   -----------------    -----------------

      Total Assets                                                                 $          43,310    $          38,970
                                                                                   =================    =================

CURRENT LIABILITIES:

  Accounts Payable                                                                 $           1,997    $           1,590
  Accrued Expenses:
    Payroll and Payroll Taxes                                                                  6,047                6,203
    Insurance                                                                                  1,487                  708
    Income Taxes                                                                                 492                  638
    Other                                                                                      5,327                3,925
  Notes Payable                                                                                9,455                2,952
  Notes Payable to Related Parties                                                                10                   10
  Current Portion of Long-term Debt                                                            4,702                3,379
  Current Portion of Obligations under Capital Leases                                            521                  385
  Deferred Revenue                                                                             2,119                2,119
  Current Liabilities Held for Sale                                                               --                  480
                                                                                   -----------------    -----------------
        Total Current Liabilities                                                             32,157               22,389

Long-term Debt                                                                                 5,002                9,343
Long-term Medicare Liabilities                                                                 1,775                6,053
Deferred Revenue                                                                               2,295                3,884
Obligations under Capital Leases                                                                 448                   30
Other Long-term Liabilities                                                                      826                  826
Long-term Liabilities Held for Sale                                                               --                  966
                                                                                   -----------------    -----------------
        Total Liabilities                                                                     42,503               43,491
                                                                                   -----------------    -----------------
Minority Interest                                                                                 78                   --
                                                                                   -----------------    -----------------
STOCKHOLDERS' EQUITY (DEFICIT)

  Common Stock (5,911,620 Shares in September 2001 and 5,326,126
     Shares in December 2000)                                                                      6                    5
  Preferred Stock (350,000 Shares in September 2001 and 390,000
     Shares in December 2000)                                                                     --                    1
  Additional Paid-in Capital                                                                  16,126               14,096
  Treasury Stock (4,667 Shares of Common Stock in
     September 2001 and December 2000)                                                           (25)                 (25)
  Retained Earnings (Deficit)                                                                (15,378)             (18,598)
                                                                                   -----------------    -----------------
      Total Stockholders' Equity (Deficit)                                                       729               (4,521)
                                                                                   -----------------    -----------------
        Total Liabilities and Stockholders' Equity                                 $          43,310    $          38,970
                                                                                   =================    =================


 The accompanying notes are an integral part of these consolidated statements.

                         Amedisys, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         for the three and nine months ended September 30, 2001 and 2000
                  (Unaudited, In 000's, except per share data)

                                                                Three months ended                     Nine months ended
                                                     September 30, 2001  September 30, 2000  September 30, 2001  September 30, 2000
                                                     ------------------  ------------------  ------------------  ------------------
Income:
  Service revenue                                     $          29,672   $          22,091   $          79,042   $          68,779
  Cost of service revenue                                        13,053              10,366              34,977              32,580
                                                      -----------------   -----------------   -----------------   -----------------
    Gross margin                                                 16,619              11,725              44,065              36,199

General and administrative expenses:
  Salaries and benefits                                           7,749               7,462              21,951              23,288
  Other                                                           6,308               5,122              17,621              15,407
                                                      -----------------   -----------------   -----------------   -----------------
    Total general and administrative expenses                    14,057              12,584              39,572              38,695

    Operating income (loss)                                       2,562                (859)              4,493              (2,496)

Other income and expense:
  Interest income                                                    49                  88                 303                 175
  Interest expense                                                 (704)               (690)             (2,214)             (1,957)
  Other income, net                                                  71                  (8)                167                  75
                                                      -----------------   -----------------   -----------------   -----------------
    Total other expense, net                                       (584)               (610)             (1,744)             (1,707)

Income (loss) before income taxes and
     discontinued operations                                      1,978              (1,469)              2,749              (4,203)

Income tax expense                                                    0                   0                   0                   0
                                                      -----------------   -----------------   -----------------   -----------------
Income (loss) before discontinued operations                      1,978              (1,469)              2,749              (4,203)

(Loss) from discontinued operations,
     net of income taxes                                           (456)               (407)               (585)             (2,806)
Gain on sale of discontinued operations
     net of income taxes                                          1,056               1,114               1,056               3,623
                                                      -----------------   -----------------   -----------------   -----------------
Total discontinued operations                                       600                 707                 471                 817


Net income (loss)                                     $           2,578   $            (762)  $           3,220   $          (3,386)
                                                      =================   =================   =================   =================



Basic weighted average common shares outstanding                  5,873               4,955               5,716               4,006

Basic income (loss) per common share:
    Income (loss) before discontinued operations      $            0.34   $           (0.29)  $            0.47   $           (1.05)
    (Loss) from discontinued
         operations, net of income taxes                          (0.08)              (0.08)              (0.10)              (0.69)
   Gain on sale of discontinued
         operations, net of income taxes                           0.18                0.22                0.19                0.90
                                                      -----------------   -----------------   -----------------   -----------------

Net income (loss)                                     $            0.44   $           (0.15)  $            0.56   $           (0.84)
                                                      =================   =================   =================   =================


Diluted weighted average common shares outstanding                7,934               4,955               7,812               4,006

Diluted income (loss) per common share:
    Income (loss) before discontinued operations      $            0.25   $           (0.29)  $            0.35   $           (1.05)
    (Loss) from discontinued
         operations, net of income taxes                          (0.06)              (0.08)              (0.07)              (0.69)
   Gain on sale of discontinued
         operations, net of income taxes                           0.13                0.22                0.14                0.90
                                                      -----------------   -----------------   -----------------   -----------------

Net income (loss)                                     $            0.32   $           (0.15)  $            0.42   $           (0.84)
                                                      =================   =================   =================   =================



 The accompanying notes are an integral part of these consolidated statements.

                         Amedisys, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the nine months ended September 30, 2001 and 2000
                      (Unaudited, Dollar Amounts in 000's)

                                                                                          For the nine months ended
                                                                                   September 30, 2001    September 30, 2000
                                                                                   ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                              $            3,220    $           (3,386)
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
        by operating activities:
           Depreciation and amortization                                                        2,220                 2,101
           Provision for bad debts                                                              1,584                 1,622
           Compensation expense                                                                    70                    --
           (Gain) on sale of discontinued operations                                           (1,738)               (3,779)
           Impairment of goodwill                                                                  --                 1,771
           Minority interest                                                                      722                    --
           Deferred revenue                                                                    (1,589)               (1,589)
           Changes in assets and liabilities:
              Decrease in cash included in assets held for sale                                    20                   261
              (Increase) decrease in accounts receivable                                       (5,464)                  468
              (Increase) decrease in inventory and other current assets                          (510)                  331
              (Increase) decrease in other assets                                                 (49)                   96
              Increase (decrease) in accounts payable                                             244                  (727)
              Increase in accrued expenses                                                      3,312                 1,479

                                                                                   ------------------    ------------------
              Net cash provided by (used in) operating activities                               2,042                (1,352)
                                                                                   ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property, plant and equipment                                            12                   114
    Purchase of property, plant and equipment                                                  (3,202)                 (244)
    Proceeds from sale of Company operations                                                    1,684                 4,949
    Cash used in purchase acquisitions                                                         (3,406)                   --
    Minority interest investment in subsidiary                                                    101                   214
    Partnership distributions                                                                    (745)                   --

                                                                                   ------------------    ------------------
              Net cash provided by (used in) investing activities                              (5,556)                5,033
                                                                                   ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) on line of credit agreements                                    6,503                (3,856)
    Proceeds from issuance of notes payable and capital leases                                    624                 1,000
    Payments on notes payable and capital leases                                               (3,196)               (3,623)
    Increase (decrease) in long-term Medicare liabilities                                      (4,278)                4,895
    Capitalized interest expense                                                                   --                 1,106
    Proceeds from issuance of stock                                                               239                    --
                                                                                   ------------------    ------------------
              Net cash (used in) financing activities                                            (108)                 (478)
                                                                                   ------------------    ------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                           (3,622)                3,203

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                6,967                 1,425
                                                                                   ------------------    ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $            3,345    $            4,628
                                                                                   ==================    ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
        Interest                                                                   $            2,273    $              971
                                                                                   ==================    ==================

        Income taxes                                                               $              321    $               56
                                                                                   ==================    ==================


  The accompanying notes are an integral part of these consolidated statements.

                         AMEDISYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION

         Amedisys, Inc., a Delaware corporation ("Amedisys" or "the Company"), is a leading multi-state provider of home health care nursing services. The Company operates fifty-five home care nursing offices and one corporate office in the southern and southeastern United States.

         In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's financial position at September 30, 2001, the results of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the interim periods are not necessarily indicative of results of operations for the entire year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Form 10-K.

2.       RESTATEMENT

         The Company has restated the Consolidated Financial Statements for the year ended December 31, 2000 and the quarter ended March 31, 2001 due to a net revenue overstatement for the fourth quarter of 2000 and the first quarter of 2001. The Medicare reimbursement changes effective October 1, 2000 required substantial changes to the Company's software applications, both from an operational and an accounting perspective, including the recording of revenue related to patients receiving therapy services. Under the changed reimbursement system, if a patient, upon initial assessment by the nurse, is expected to require ten or more therapy visits in an episode, the expected reimbursement for that episode is increased ("therapy add-on"). If, upon completion of the episode, the expected therapy utilization of ten or more visits was not met, the provider is not entitled to the therapy add-on. The Company's software did not detect differences between the initial nurse's assessment that called for ten or more visits and the therapist's subsequent evaluation which indicated that fewer than ten visits were necessary. The Company has modified its software and has changed certain processes to detect any discrepancies in assessed therapy need and to more closely monitor the patient's progress as it relates to scheduled therapy services.

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

         Under PPS, the Company is paid by Medicare based on episodes of care. An episode of care is defined as a length of care up to sixty days with multiple continuous episodes allowed. The standard episode payment beginning October 1, 2000 was established by the Medicare Program at $2,115 per episode, to be adjusted by a case mix adjuster consisting of eighty (80) home health resource groups ("HHRG") and the applicable geographic wage index. The standard episode payment may be subject to further individual adjustments due to low utilization, intervening events and other factors. The episode payment will be made to providers regardless of the cost to provide care. The services covered by the episode payment include all disciplines of care, in addition to medical supplies, within the scope of the home health benefit. Revenue is recognized for visits during the earnings period at the expected payment amount. Effective October 1, 2001, the standard episode payment was increased, through federal legislation, to $2,274 per episode.

4.       EARNINGS PER SHARE

         Earnings per common share are based on the weighted average number of shares outstanding during the period. For the three and nine months ended September 30, 2000, there was no difference between basic and diluted weighted average common shares outstanding as the effect of stock options (605,086 and 580,108 weighted average outstanding for the three and nine months ended September 30, 2000, respectively), warrants (210,000 and 199,325 weighted average outstanding for the three and nine months ended September 30, 2000, respectively) and preferred shares (390,000 preferred shares convertible into 1,473,913 and 2,040,024 weighted average common shares for the three and nine months ended September 30, 2000, respectively) were anti-dilutive. The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and nine month periods ended September 30, 2001 and 2000 including the results of discontinued operations.

                                                                      In 000's, except per share data
                                                  Three months        Three months          Nine months          Nine months
                                                     ended               ended                 ended               ended
                                                  September 30,       September 30,         September 30,       September 30,
                                                      2001                2000                  2001                2000
                                                -----------------   -----------------    -----------------   -----------------
Basic Net Income (Loss) per Share:

     Net Income (Loss)                          $           2,578   $            (762)   $           3,220   $          (3,386)
                                                =================   =================    =================   =================

     Weighted Average Number of
          Shares Outstanding                                5,873               4,955                5,716               4,006
                                                =================   =================    =================   =================

   Net Income (Loss) per Common
          Share - Basic                         $            0.44   $           (0.15)   $            0.56   $           (0.84)
                                                =================   =================    =================   =================

Diluted Net Income (Loss) per Share:

     Net Income (Loss)                          $           2,578   $            (762)   $           3,220   $          (3,386)
                                                =================   =================    =================   =================

     Weighted Average Number of
          Shares Outstanding                                5,873               4,955                5,716               4,006

     Effect of Dilutive Securities:

          Stock Options                                       635                  --                  645                  --

          Warrants                                            260                  --                  250                  --

          Convertible Preferred Shares
           (350,000 convertible into
           1,166,666 Common Shares at
           September 30, 2001)                              1,166                  --                1,201                  --

                                                -----------------   -----------------    -----------------   -----------------

     Average Shares - Diluted                               7,934               4,955                7,812               4,006
                                                =================   =================    =================   =================

   Net Income (Loss) per Common
          Share - Diluted                       $            0.32   $           (0.15)   $            0.42   $           (0.84)
                                                =================   =================    =================   =================


5.       MEDICARE REIMBURSEMENT AND REFORM


         The Company derived approximately 88% of its revenues from continuing operations from the Medicare system for the nine months ended September 30, 2001 and approximately 91% for the nine months ended September 30, 2000.

         On June 28, 2000, HCFA issued the final rules for PPS (as discussed in Note 3), which were effective for all Medicare-certified home health agencies on October 1, 2000. The final regulations establish payments based on episodes of care. An episode is defined as a length of care up to sixty days with multiple continuous episodes allowed under the rule. A standard episode payment has been established at $2,115 per episode for federal fiscal year 2001, to be adjusted by a case mix adjuster consisting of eighty (80) home health resource groups ("HHRG") and the applicable geographic wage index. The standard episode payment may be subject to further individual adjustments due to low utilization, intervening events and other factors. Providers are allowed to make a request for anticipated payment at the start of care equal to 60% of the expected payment for the initial episode and 50% for each subsequent episode. The remaining balance due to the provider is paid following the submission of the final claim at the end of the episode. In contrast to the cost-based reimbursement system whereby providers' reimbursement was limited, among other things, to their actual costs, episode payments are made to providers regardless of the cost to provide care, except with regard to certain outlier provisions. As a result, home health agencies have the opportunity to be profitable under this system.

         In December 2000, Congress passed the Benefits Improvement and Protection Act ("BIPA"), which provides additional funding to health care providers. BIPA provided for the following: (i) a one-year delay in applying the budgeted 15% reduction on payment limits, (ii) the restoration of a full home health market basket update for episodes ended on or after April 1, 2001, and before October 1, 2001 resulting in an expected increase in revenues of 2.2%,
(iii) a 10% increase, effective April 1, 2001 and extending for a period of twenty four months, for home health services provided in a rural area, and (iv) a one-time payment equal to two-months of periodic interim payments ("PIP")
(See Note 10).

         Effective October 1, 2001, the standard episode payment for federal fiscal year 2002 has been increased to $2,274 per episode.

6.       ACQUISITIONS

         Effective March 1, 2001, the Company acquired, through its wholly-owned subsidiary Amedisys Home Health, Inc. of Alabama, certain assets and liabilities of Seton Home Health Services, Inc. ("Seton") from Seton Health Corporation of North Alabama associated with their operations in Mobile and Fairhope, Alabama. The assets acquired consisted primarily of all furniture, fixtures, equipment (except computer equipment and printers) and leasehold improvements; supplies; inventory; lists of present and former patients and mailing lists; vendor lists; employee records; telephone numbers and listings; intangibles and other rights and privileges; leasehold interest in the locations; goodwill and going concern; rights under certain agreements; rights under all contracts including capital leases and non-competition agreements; licenses and permits relating to ownership, development and operations; and rights under Medicare Provider Agreements. The liabilities assumed consisted of accrued but unused vacation and obligations under capital and operating leases. In consideration for the acquired assets and liabilities, the Company paid $440,000 cash, which represents a purchase price of $475,000 less the value of accrued vacation obligations. In connection with this acquisition, the Company recorded $448,000 in goodwill (See Note 12).

         Effective April 6, 2001, the Company acquired, through its wholly-owned subsidiary Amedisys Home Health, Inc. of Alabama, certain additional assets and liabilities of Seton Home Health Services, Inc. ("Seton") from Seton Health Corporation of North Alabama associated with their operations in Birmingham, Tuscaloosa, Anniston, Greensboro, and Reform, Alabama. The assets acquired consisted primarily of all furniture, fixtures, equipment (except computer equipment and printers) and leasehold improvements; supplies; inventory; lists of present and former patients and mailing lists; vendor lists; employee records; telephone numbers and listings; intangibles and other rights and privileges; leasehold interest in four of the five locations; goodwill and going concern; rights under certain agreements; rights under all contracts including capital leases and non-competition agreements; licenses and permits relating to ownership, development and operations; and rights under Medicare Provider Agreements. The liabilities assumed consisted of estimated accrued but unused vacation and obligations under capital and operating leases. In consideration for the acquired assets and liabilities, the Company paid $2,216,000 cash, which represents a purchase price of $2,325,000 less the estimated value of accrued vacation obligations. In connection with this acquisition, the Company recorded $2,235,000 in goodwill (See Note 12).

         Effective June 11, 2001, the Company acquired from East Cooper Community Hospital, Inc. ("East Cooper") certain assets and liabilities of HealthCalls Professional Home Health Services. The assets consisted primarily of all furniture, fixtures, equipment, leasehold improvements and supplies; inventory; current patient lists of present or former patients, mailing lists, telephone numbers and intangibles and other rights and privileges; leasehold interest in the premises located at the business address; goodwill and going concern; benefits of all amounts previously paid by East Cooper for advertising, design fees, rent services, or interest relating to the business or assets to the extent they are to be performed after the closing; rights under certain agreements; licenses and permits relating to ownership, development and operations of the business, including the Medicare Provider Number, rights under the Medicare Provider Agreement, the Medicaid Provider Number and rights under the Medicaid Provider Agreement; technical outlines and records, and any and all know-how and software and other technology, including all contracts, licenses, authorizations and permits; trade secrets, inventions, patents, copyrights, trade names, business names, trademarks, and other intangible assets; copies of medical records of patients who received services from East Cooper to the extent reasonably necessary to transfer the care of such patients; and copies of business records related to the operation of the business. The liabilities assumed consisted of liabilities related to the operation of the business for services provided post-closing. In consideration for the acquired assets and liabilities, the Company paid $750,000 cash. In connection with this acquisition, the Company recorded $726,000 in goodwill (See
Note 12).

7.       DISCONTINUED OPERATIONS

         During 1999, the Company changed its strategy from providing a variety of alternate site provider health care services to becoming a leader in home health care nursing services. Pursuant to this strategy, the Company launched a restructuring plan to divest its non-home health care nursing divisions. The Company sold its six surgery centers and sold or closed its four infusion locations with the final sale taking place (as described below) in September, 2001.

         Effective September 7, 2001, the Company, its wholly-owned subsidiary Amedisys Surgery Centers, L.C., its 56% owned subsidiary Hammond Surgical Care Center, L.C. d/b/a St. Luke's SurgiCenter ("St. Luke's"), and Surgery Center of Hammond, L.L.C. ("Surgery Center") entered into an agreement for the purchase and sale of the operations and assets of St. Luke's, an outpatient surgery center located in Hammond, Louisiana, to Surgery Center. The sales price of $2,850,000 was paid at closing and distributed in the following manner:
$1,066,000 paid directly to debtors of St. Luke's relating to existing debt obligations, $1,684,000 paid to St. Luke's, and $100,000 in cash to be released upon the determination of the value of working capital transferred. Subsequent to the sale, St. Luke's made partnership distributions of $1,693,000 of which the Company received $948,000 and the physician investors received $745,000. The assets sold consisted primarily of patient accounts receivable; contracts, including the Medicare and Medicaid provider agreements; all machinery, equipment, fixtures, computers, computer hardware and software, tools, supplies, furniture, and other tangible personal property; leases; operating data and records including client lists; licenses and permits to the extent transferable; all rights and interest to the name "St. Luke's SurgiCenter"; telephone numbers; supplies, prepaid expenses, and inventory; and other assets. The liabilities assumed include trade accounts payable as of the closing and all obligations relating to the assumed assets arising on or after the effective date. The agreement stipulated a required level of working capital, defined as patient accounts receivable less trade accounts payable, of $430,000 to be conveyed at closing. Any amount in excess of $430,000 will be returned to St. Luke's, and any amount less than $430,000 will be payable by St. Luke's to Surgery Center. The Company and its affiliates had no material relationship with Surgery Center prior to this transaction. In the accompanying Consolidated Statements of Operations, the Company recorded a pre-tax gain of $1,738,000, offset by minority interest expense of $672,000, resulting in a net pre-tax gain of $1,066,000 in the quarter ended September 30, 2001.

         Summarized financial information for the discontinued operations is as follows (in 000's):

                                                         For the three months             For the nine months
                                                          Ended September 30              ended September 30
                                                     ----------------------------    ----------------------------
                                                      2001          2000                 2001          2000
                                                     ------------    ------------    ------------    ------------
Outpatient Surgery Division:

   Service Revenue                                   $        564    $        815    $      1,846    $      2,396

   (Loss) from Discontinued
      Operations before Provision for
      Income Taxes                                           (456)             (4)           (535)            371

   (Loss) from Discontinued
      Operations Net of Income Taxes                         (456)             (4)           (535)            371

   Gain on Sale of Discontinued Operations
      Before Provision for Income Taxes                     1,066              --           1,066           2,675

   Gain on Sale of Discontinued Operations
      Net of Income Taxes                                   1,056              --           1,056           2,509

Infusion Therapy Division:

   Service Revenue                                   $         --    $        478    $         --    $      4,485

   (Loss) from Discontinued Operations
      before Provision for Income Taxes                        --            (404)            (50)         (3,178)

   (Loss) from Discontinued Operations
      Net of Income Taxes                                      --            (404)            (50)         (3,178)

   Gain on Sale of Discontinued Operations
      Before Provision for Income Taxes                        --           1,114              --           1,114

   Gain on Sale of Discontinued Operations
      Net of Income Taxes                                      --           1,114              --           1,114

DME / Management Services Divisions:

   Service Revenue                                   $         --    $         --    $               $         --

   Income from Discontinued
      Operations before Provision for
      Income Taxes                                             --               1              --               1

   Income from Discontinued
      Operations Net of Income Taxes                           --               1              --               1

Total Discontinued Operations:

   Service Revenue                                   $        564    $      1,293    $      1,846    $      6,881

   Income (Loss) from Discontinued
      Operations before Provision for
      Income Taxes                                           (456)           (407)           (585)         (2,806)

   Income (Loss) from Discontinued
      Operations Net of Income Taxes                         (456)           (407)           (585)         (2,806)

   Gain on Sale of Discontinued Operations
      Before Provision for Income Taxes                     1,066           1,114           1,066           3,789

   Gain on Sale of Discontinued Operations
      Net of Income Taxes                                   1,056           1,114           1,056           3,623

         Included in the accompanying Consolidated Balance Sheet as of December 31, 2000 are the following assets and liabilities relating to the discontinued operations (in 000's):

                                                         December 31, 2000
                                                         -----------------
         Cash                                            $             20

         Accounts Receivable                                          510

         Prepaid Expenses                                              13

         Inventory and Other Current Assets                           172
                                                         ----------------

         Current Assets Held for Sale                    $            715
                                                         ================

         Property                                        $            681

         Other Assets                                                   8
                                                         ----------------

         Long-term Assets Held for Sale                  $            689
                                                         ================

         Accounts Payable                                $            190

         Accrued Payroll                                               50

         Accrued Other                                                 34

         Current Portion of Long-term Debt                            192

         Current Portion of Obligations under
            Capital Leases                                             14
                                                         ----------------
         Current Liabilities Held for Sale               $            480
                                                         ================
         Long-term Debt                                  $            966
                                                         ----------------
         Long-term Liabilities Held for Sale             $            966
                                                         ================

8.       NOTES PAYABLE

         Notes payable as of September 30, 2001 consists primarily of an asset-based line of credit with availability, depending on collateral, of up to $25 million with National Century Financial Enterprises, Inc. ("NCFE") and borrowings under a revolving bank line of credit of up to $2.5 million. The $25 million asset-based line of credit, which expires December, 2003, is collateralized by eligible accounts receivable and as of September 30, 2001 and December 31, 2000, had an outstanding balance of $9,280,000 and $2,952,000, respectively. There were no amounts available under this line as of September 30, 2001. Eligible receivables are defined as receivables, exclusive of workers' compensation and self-pay, that are aged less than 181 days. The effective interest rate on this line of credit was 11.91% and 15.29% for the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively. The revolving bank line of credit of $2.5 million bears interest at the Bank One Prime Floating Rate, which was 6.0% and 9.5% at September 30, 2001 and December 31, 2000, respectively. At September 30, 2001, there was $175,000 drawn on the line of credit with $2,325,000 available. At December 31, 2000, there were no amounts drawn on the line of credit.

9.       LONG-TERM DEBT

         Long-term debt consists primarily of a $7.9 million note payable to NPF Capital, a $744,000 note payable to CareSouth Home Health Services, Inc. ("CareSouth"), and a $724,000 note payable to Winter Haven Hospital.

         The $7.9 million note to NPF Capital is payable over a three year term, due in December, 2003, with interest only payments for a six month period ended June, 2001 and monthly payments of principal and interest of $387,000 for the remainder of the term. In connection with the sale of St. Luke's, the Company made a mandatory accelerated payment of $1 million on the NPF Capital note. The Company makes monthly principal and interest payments of $25,000 on the $744,000 note to CareSouth, which is due July, 2003 and monthly principal and interest payments of $30,000 on the $724,000 note to Winter Haven Hospital, which is due November, 2003.

10.      AMOUNTS DUE TO AND DUE FROM MEDICARE

         Prior to the implementation of PPS, the Company recorded Medicare revenues at the lower of actual costs, the per visit cost limit, or a per beneficiary cost limit on an individual provider basis in accordance with established guidelines. As of September 30, 2001, the Company estimates an aggregate payable to Medicare of $16.5 million resulting from interim cash receipts in excess of expected reimbursement. In the accompanying Consolidated Balance Sheet as of September 30, 2001, the amounts due to Medicare within one year of $14.7 million are netted against accounts receivable. The amount payable to Medicare in excess of one year of $1.8 million is shown as Long-term Medicare Liabilities. Of the $14.7 million netted against accounts receivable, $7.4 million is attributed to a provision in BIPA whereby a lump-sum payment equal to two months of Periodic Interim Payments ("PIP") was issued to providers. Upon completion of the annual cost reports in March, 2002, the Company will request extended repayment plans for these payments. There can be no assurances, however, that the extended repayment plans will be accepted. Also included in the $14.7 million is a $3.2 million overpayment relating to Alliance Home Health, a wholly-owned subsidiary of the Company which filed for bankruptcy protection on September 29, 2000. The BIPA overpayment of $7.4 million and the Alliance debt of $3.2 million currently do not have repayment plans and no payments are currently being made.

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

         Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if circumstances indicate potential impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. For goodwill and indefinite-lived intangible assets acquired prior to July 1, 2001, goodwill will continue to be amortized through the remainder of 2001 at which time amortization will cease and a transitional goodwill impairment test will be performed. Any impairment charges resulting from the initial application of the new rules will be classified as a cumulative effect of change in accounting principle. The Company will adopt SFAS 142 effective January 1, 2002. Management is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. Included in general and administrative expenses in the accompanying Consolidated Statements of Operations is goodwill amortization expense as follows (in 000's):

                                                       3 months ended                9 months ended
                                                         September 30,                September 30,
                                                     2001            2000          2001           2000
                                                  ------------   ------------   ------------   ------------
          Goodwill Amortization Expense           $        320   $        244   $        914   $        732

         In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires recording the fair value of a liability for an asset retirement obligation in the period incurred. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. Upon adoption of the standard, the Company will be required to use a cumulative effect approach to recognize transition amounts for any existing retirement obligation liabilities, asset retirement costs and accumulated depreciation. The Company has not determined the transition amounts.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This new statement also supersedes certain aspects of APB 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 40. Additionally, certain dispositions may now qualify for discounted operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has not yet determined what effect this statement will have on its financial statements.

13.      SUBSEQUENT EVENT

         Effective October 1, 2001, the Company terminated its management agreement with CareSouth Home Health Services, Inc. ("CareSouth"). This management agreement, which the Company entered into on November 2, 1998 and amended on September 1, 1999, was for the provision of payroll processing, billing services, and collection services. In connection with this termination, the Company entered into a Software License Agreement ("License Agreement") with CareSouth for the use of a home health care billing and collections software system. The License Agreement, which expires May 1, 2004, provided for a $2,000,000 cash payment at signing, monthly payments beginning October 1, 2000 of $178,226 through May, 2004, and a $1,000,000 cash payment due on or before February 28, 2002. At the expiration of the License Agreement, the Company has the option to acquire the software system for $1.00, and consequently, the Company intends to account for this lease as a capital lease obligation.

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

GENERAL

        Amedisys is a leading multi-regional provider of home health care nursing services. The Company operates fifty-five home care nursing offices and one corporate office in the southern and southeastern United States.

        During 1999, the Company changed its strategy from providing a variety of alternate site provider health care services to becoming a leader in home health care nursing services. Pursuant to this strategy, the Company launched a restructuring plan to divest its non-home health care nursing divisions. The Company subsequently sold its six surgery centers and sold or closed its four infusion locations.

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

RESULTS OF OPERATIONS

         The Company has restated the Consolidated Financial Statements for the three months ended March 31, 2001 due to a net revenue overstatement for the first quarter of 2001 as discussed in Note 2 of the Consolidated Financial Statements. The results of operations for the nine months ended September 30, 2001 include the effect of the restatement as discussed in Note 2.

         Service Revenues. Net revenues increased $7,581,000 or 34% and $10,263,000 or 15% for the three and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. This increase was attributed to an increase in patient admissions, the change in the Medicare reimbursement effective October 1, 2000, the price increase effective April 1, 2001 as a result of BIPA (as discussed in Note 5), and the price increase for patients on service at the end of the third quarter effective October 1, 2001. Patient admissions increased 3,230 or 52% from 6,230 for the three months ended September 30, 2000 to 9,460 for the three months ended September 30, 2001 and increased 7,747 or 40% from 19,233 for the nine months ended September 30, 2000 to 26,980 for the nine months ended September 30, 2001. The increase in patient admissions is attributable to both internal growth and agencies acquired in the fourth quarter of 2000 and the first six months of 2001.

         Cost of Revenues. Cost of revenues increased 26% for the three months ended September 30, 2001 and 7% for the nine months ended September 30, 2001 as compared to the same periods in 2000. These increases are attributed to increased salaries for the clinical manager positions of $1,253,000 and $4,785,000 for the three and nine months ended September 30, 2001. The clinical manager position was implemented company-wide in the latter part of 2000 to provide a greater level of patient care oversight and coordination.

         General and Administrative Expenses ("G&A"). G&A increased $1,473,000, or 12%, for the three months ended September 30, 2001 and $877,000, or 2%, for the nine months ended September 30, 2001 as compared to the same periods in 2000. The increase is primarily attributed to an increased bad debt provision of $433,000 for the three months ended September 30, 2001 and $862,000 for the nine months ended September 30, 2001 as compared to the prior year amounts.

FINANCIAL CONDITION

         The Company recorded operating losses and had negative cash flow for the year ended December 31, 1999 and the first three quarters of 2000, during which time its operations were primarily funded by the divestiture of certain non-core assets. The significant losses and negative cash flow from operations were largely attributable to the prior Medicare reimbursement system which was effective January 1, 1998 for the Company. In the fourth quarter of 2000 and the first quarter of 2001, the Company reported positive cash flow and a decrease in operating losses primarily as a result of the implementation of PPS on October 1, 2000. In the second and third quarters of 2001, the Company reported profitability and positive cash flow due, in part, to a price increase effective April 1, 2001 as a result of BIPA. The Company expects positive cash flow from operations will continue and the Company will be able to fund operations primarily from this source.

         As of September 30, 2001, the Company had a working capital deficit of $17.0 million. Included in the components of this deficit are the following significant items that do not currently impact cash flow:


                                                              September 30, 2001
                                                              ------------------
Short-term Medicare Liabilities (See Note 10)                   $ 10,600,000
Deferred Revenue (Current portion)                                 2,119,000
                                                                ------------

         Total                                                  $ 12,719,000
                                                                ============

The short-term Medicare liability amount presented above, which is netted against accounts receivable in the accompanying Consolidated Balance Sheet, consists of two components. The first is an overpayment as a result of BIPA of approximately $7.4 million, and the second is a $3.2 million liability for a bankrupt subsidiary. The $7.4 million overpayment relates to fiscal year 2000, prior to the implementation of PPS. Cost reports for this period are due March 10, 2002; therefore, no payments are expected until that time. The Company plans to request a 36 month payment plan for this overpayment. If approved, the long-term portion of this debt will be reflected as Long-Term Medicare Liabilities on the balance sheet. The $3.2 million overpayment relates to fiscal year 1998 and is listed as a debt to be discharged during the final liquidation of the bankrupt subsidiary. The deferred revenue of $2.1 million is the current portion of the deferred gain resulting from the sale of the Company's software system in 1998. Due to the Company's continuing involvement with the software system, the gain on the sale of the system was deferred and is being amortized over a five-year period.

         The Company also has certain contingencies recorded as current liabilities in the accompanying Consolidated Balance Sheet (in accordance with SFAS No. 5) that management does not believe will currently impact cash flow. Also, as discussed in Note 8, the Company has available $2.3 million under the bank line of credit which would be available to fund working capital needs.

         For a description of Notes Payable and Long-term Debt, see Notes 8 and
9. For a discussion of Amounts Due Medicare, see Note 10.

         The Company's operating activities provided $2.0 million in cash during the nine months ended September 30, 2001, whereas such activities used $1.4 million in cash during the nine months ended September 30, 2000. Cash provided by operating activities in 2001 is primarily attributable to net income of $3.2 million and net non-cash items such as depreciation and amortization of $2.2 million offset by changes in assets and liabilities of $2.5 million. Investing activities used $5.6 million for the nine months ended September 30, 2001, whereas such activities provided $5.0 million for the nine months ended September 30, 2000. Cash used by investing activities in 2001 is primarily attributed to the purchase of property, plant and equipment of $3.2 million, cash used for acquisitions of $3.4 million, and partnership distributions of $745,000, offset by proceeds from the sale of Company operations of $1.7 million. Financing activities used cash during the nine months ended September 30, 2001 of $108,000, whereas such activities used $478,000 during the same period in 2000. Cash used by financing activities in 2001 is primarily attributed to borrowings on line of credit agreements of $6.5 million, proceeds from the issuance of notes payable and capital leases of $624,000, and proceeds from the issuance of stock of $239,000, offset by payments on notes payable and capital leases of $3.2 million and a decrease in long-term Medicare liabilities of $4.3 million.

         As discussed in the Company's Annual Report of Form 10-K, the Company began, in the first quarter of 2001, the installation of a company-wide computer network infrastructure to connect all of its regional offices. This wide area network ("WAN") will allow more immediate access to information by all company personnel including senior management, which will increase operational efficiencies. The original expected project cost was $1.5 million, however, the commitment has subsequently been revised to approximately $2.5 million due to the incremental cost for acquired agencies and requested design enhancements. Capital expenditures through September 30, 2001 relating to this project approximated $1.8 million and are included in purchase of property, plant, and equipment in the Consolidated Statements of Cash Flows.

         The Company does not believe that inflation has had a material effect on its results of operations for the three and nine month periods ended September 30, 2001.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August 23 and October 4, 2001, two suits were filed against the Company and three of its executive officers in the United States District Court for the Middle District of Louisiana by two individuals purportedly as class actions on behalf of all purchasers of Amedisys stock between March 1, 2001 and June 13, 2001. The suits seek damages based on the decline in Amedisys' stock price following an announced restatement of earnings for the fourth quarter of 2000 and first quarter of 2001, claiming that the defendants knew or were reckless in not knowing the facts giving rise to the restatement. The Company intends to seek dismissal of both claims.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

Exhibit
  No.             Identification of Exhibit
-------           -------------------------
2.1(6)    -       Asset Purchase Agreement by and between Surgery Center of
                  Hammond, L.L.C. and Hammond Surgical Care Center, L.C. and
                  Amedisys, Inc. and Amedisys Surgery Centers, L.C.
3.1(1)    -       Certificate of Incorporation
3.2(5)    -       Bylaws
4.1(1)    -       Certificate of Designation for the Series A Preferred Stock
4.2(2)    -       Common Stock Specimen
4.3(2)    -       Preferred Stock Specimen
4.4(2)    -       Form of Placement Agent's Warrant Agreement
4.5(3)    -       Series A Preferred Stock Conversion Agreement Specimen
4.6(3)    -       Certificate of Amendment of Certificate of Designation
                  Specimen
4.7(4)    -       Shareholder Rights Agreement
10.1(6)   -       Modification Agreement by and between CareSouth Home Health
                  Services, Inc. and Amedisys, Inc.
10.2(6)   -       Software License Agreement by and between CareSouth Home
                  Health Services, Inc. and Amedisys, Inc.
21.1(2)   -       List of Subsidiaries

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

(6)      Filed herewith.

                                   ----------

         (b) Report on Form 8-K

         On July 17, 2001, the Company filed a Current Report on Form 8-K with the SEC attaching a press release quantifying a net revenue overstatement previously announced.

         On July 19, 2001, the Company filed a Current Report on Form 8-K with the SEC attaching a press release announcing expected second quarter earnings.

         On August 21, 2001, the Company filed a Current Report on Form 8-K with the SEC attaching a press release announcing quarter ended June 30, 2001 operating results and that the Company would host a conference call at 4:15 EDT that same day.

         On September 18, 2001, the Company filed a Current Report on Form 8-K with the SEC attaching a press release that announced that it had sold its last remaining outpatient surgery center, Hammond Surgical Care Center, L.C., d/b/a St. Luke's SurgiCenter, to Surgery Center of Hammond, L.L.C., an affiliate of Universal Health Services, Inc.

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

DATE: November 13, 2001