Form 10-K
period 2001-12-31
AMEDISYS INC
filed 2002-03-21
CIK 896262

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

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001

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

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price as quoted by the OTC Bulletin Board on March 18, 2002 was $55,487,000. As of March 18, 2002, registrant has 7,364,711 shares of Common Stock outstanding.

     Documents incorporated by reference: Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed pursuant to the Securities Exchange Act of 1934 is incorporated herein by reference into
Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I..................................................................    1
  ITEM 1.   BUSINESS....................................................    1
  ITEM 2.   PROPERTIES..................................................   12
  ITEM 3.   LEGAL PROCEEDINGS...........................................   12
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   13
PART II.................................................................   14
  ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS.....................................................   14
  ITEM 6.   SELECTED FINANCIAL DATA.....................................   15
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...................................   17
  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISKS.......................................................   21
  ITEM 8.   FINANCIAL STATEMENTS........................................   21
  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE....................................   21
PART III................................................................   22
  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   22
  ITEM 11.  EXECUTIVE COMPENSATION......................................   24
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..................................................   25
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   25
PART IV.................................................................   26
  ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K............................   26
SIGNATURES..............................................................   28
FINANCIAL STATEMENTS....................................................   29

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

ITEM 1. BUSINESS

GENERAL

     Amedisys, Inc., a Delaware corporation ("Amedisys" or "the Company"), is a leading multi-regional provider of home health care nursing services. The Company operates fifty-six home care nursing offices and two corporate offices in the southern and southeastern United States.

     During 1999, the Company changed its strategy from providing a variety of alternate site provider health care services to becoming a leader in home health care nursing services. The Company's change of focus was largely attributed to its significant investment in this segment as a result of its acquisition of 83 home care offices from Columbia/HCA Healthcare Corporation a/k/a The Healthcare Company ("Columbia/HCA") in late 1998. A second major factor was the governmental reimbursement changes in the Medicare system that would allow home care providers the opportunity to be profitable under the Prospective Payment System ("PPS") which was implemented in October 2000. A third significant factor was the Company's established reputation and expertise in the field. Amedisys has over a decade of experience in home care nursing and was an early innovator in bringing technology, previously used only in acute care settings, to the home, as well as providing traditional home care services.

     Pursuant to this strategy, the Company launched a restructuring plan to divest its non-home health care nursing divisions. During the period from September 1999 through September 2001, the Company sold or closed its six surgery centers and four infusion locations. The Company plans to achieve market dominance in the southern and southeastern United States by expanding its referral base by utilizing a highly trained sales force, offering specialized programs such as wound care, and completing selective acquisitions.

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

DEVELOPMENTS

  Acquisitions

     Effective October 1, 2000, the Company acquired, through its wholly-owned subsidiary Amedisys Northwest Home Health, Inc., certain assets and liabilities of Northwest Home Health Agency, Inc. and Georgia Mountains Homecare Services, Inc. The purchase price amounted to the assumption of certain liabilities. In connection with this acquisition, the Company recorded $1,148,000 of goodwill.

     Effective November 17, 2000, the Company acquired, through its wholly-owned subsidiary Amedisys Home Health, Inc. of Florida, certain assets and liabilities of Mid-Florida Home Health Services from Winter Haven Hospital, Inc. In consideration for the acquired assets and liabilities, the Company paid $975,000 cash (less the value of paid time off) at the time of closing and executed a promissory note in the amount of $975,000 bearing an annual interest rate of 7% and payable in 36 monthly principal and interest installments of $30,105. In connection with this acquisition, the Company recorded $1,554,000 of goodwill.

     Effective March 1, 2001, the Company acquired, through its wholly owned subsidiary Amedisys Home Health, Inc. of Alabama, certain assets and liabilities of Seton Home Health Services, Inc. ("Seton") from Seton Health Corporation of North Alabama associated with their operations in Mobile and Fairhope, Alabama. In consideration for the acquired assets and liabilities, the Company paid $440,000 cash, which represents a purchase price of $475,000 less the estimated value of accrued vacation obligations. In connection with this acquisition, the Company recorded $448,000 of goodwill.

     Effective April 6, 2001, the Company acquired, through its wholly-owned subsidiary Amedisys Home Health, Inc. of Alabama, certain additional assets and liabilities of Seton from Seton Health Corporation of North Alabama associated with their operations in Birmingham, Tuscaloosa, Anniston, Greensboro, and Reform, Alabama. In consideration for the acquired assets and liabilities, the Company paid $2,216,000 cash, which represents a purchase price of $2,325,000 less the value of accrued vacation obligations. In connection with this acquisition, the Company recorded $2,235,000 of goodwill.

     Effective June 11, 2001, the Company acquired from East Cooper Community Hospital, Inc. certain assets and liabilities of HealthCalls Professional Home Health Services. In consideration for the acquired assets and liabilities, the Company paid $750,000 cash. In connection with this acquisition, the Company recorded $726,000 in goodwill.

  Dispositions and Discontinued Operations

     In the accompanying Statements of Operations for each of the three years ended December 31, 2001, the Company has reflected its staffing, management services, outpatient surgery, and infusion therapy divisions as discontinued operations.

     In August 1999, the Company adopted a formal plan to sell all of its interests in its ambulatory surgery and infusion therapy divisions. The Company's strategic plan was to become a focused home health nursing company. As of December 31, 2001, the Company has completed the divestiture of both its infusion therapy division and ambulatory surgery division. A discussion of the sales that have occurred since the adoption of the plan is as follows.

     Effective September 1, 1999, by an Asset Purchase Agreement, the Company sold certain assets, subject to the assumption of certain liabilities, of its wholly-owned subsidiary, Amedisys Surgery Centers, L.C. ("ASC"), to United Surgical Partners International, Inc. The assets and liabilities sold related to two free-standing outpatient surgery centers operated by ASC, Amedisys Surgery Center of Pasadena and Amedisys Surgery Center of South Houston. The Company recorded a pre-tax gain of $9,417,000 as a result of this transaction. The Company filed a Current Report on Form 8-K with the SEC on September 15, 1999 with regard to this transaction.

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

     On August 9, 2000, the Company, through its wholly-owned subsidiaries, Amedisys Alternate-Site Infusion Therapy Services, Inc. ("AASI") and PRN, Inc. ("PRN"), sold, by a Bill of Sale and Asset Purchase Agreement, certain assets, subject to the assumption of certain liabilities, of AASI and PRN, to Park Infusion Services, LP. The transaction had an effective date of August 1, 2000. Subject to certain post-closing adjustments, the Company received $1,750,000, paid immediately to the Company at closing. The Company recorded a pre-tax gain of $1,114,000 as a result of this transaction in the quarter ended September 30, 2000. The Company filed a Current Report on Form 8-K with the SEC on August 23, 2000 with regard to this transaction.

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

     Effective September 7, 2001, the Company, its wholly-owned subsidiary ASC, its 56% owned subsidiary Hammond Surgical Care Center, L.C. d/b/a St. Luke's SurgiCenter ("St. Luke's"), and Surgery Center of Hammond, L.L.C. ("Surgery Center") entered into an agreement for the purchase and sale of the operations and assets of St. Luke's, an outpatient surgery center located in Hammond, Louisiana, to Surgery Center. The sales price of $2,850,000 was paid at closing and distributed in the following manner: $1,066,000 paid directly to debtors of St. Luke's relating to existing debt obligations, $1,684,000 paid to St. Luke's, and $100,000 in cash to be released upon the determination of the value of working capital transferred. Subsequent to the sale, St. Luke's made partnership distributions of $1,693,000 of which the Company received $948,000 and the physician investors received $745,000. The agreement stipulated a required level of working capital, defined as patient accounts receivable less trade accounts payable, of $430,000 to be conveyed at closing. Any amount in excess of $430,000 will be returned to St. Luke's, and any amount less than $430,000 will be payable by St. Luke's to Surgery Center. In the accompanying Consolidated Statements of Operations, the Company recorded a pre-tax gain of $1,738,000, offset by minority interest expense of $672,000, resulting in a net pre-tax gain of $1,066,000 in the quarter ended September 30, 2001.

     Summarized financial information for the discontinued operations is as follows (in 000's):

                                         2001     2000      1999      1998      1997
                                        ------   -------   -------   -------   -------
Staffing Division:
  Service Revenue.....................  $   --   $    --   $    --   $12,607   $17,292
  Income from Discontinued Operations
     before Provision for Income
     Taxes............................  $   --   $    --   $    --   $ 1,723   $ 4,139
  Income from Discontinued Operations
     Net of Income Taxes..............  $   --   $    --   $    --   $ 1,137   $ 2,732
  Gain on Sale of Discontinued
     Operations before Provision for
     Income Taxes.....................  $   --   $    --   $    --   $ 5,041   $    --
  Gain on Sale of Discontinued
     Operations Net of Income Taxes...  $   --   $    --   $    --   $ 3,177   $    --
DME/Management Services Division:
  Service Revenue.....................  $   --   $    --   $    --   $ 1,203   $ 5,100
  Income (Loss) from Discontinued
     Operations before Provision for
     Income Taxes.....................  $   --   $    --   $  (633)  $  (616)  $ 1,428
  Income (Loss) from Discontinued
     Operations Net of Income Taxes...  $   --   $    --   $  (612)  $  (407)  $   943
Outpatient Surgery Division:
  Service Revenue.....................  $1,938   $ 3,030   $ 7,075   $ 6,224   $ 6,287
  Income (Loss) from Discontinued
     Operations before Provision for
     Income Taxes.....................  $ (516)  $   754   $ 1,311   $   330   $(1,757)
  Income (Loss) from Discontinued
     Operations Net of Income Taxes...  $ (516)  $   754   $   865   $   218   $(1,160)
  Gain on Sale of Discontinued
     Operations before Provision for
     Income Taxes.....................  $1,066   $ 3,972   $ 9,341   $    --   $    --
  Gain on Sale of Discontinued
     Operations Net of Income Taxes...  $  876   $ 3,570   $ 6,165   $    --   $    --
Infusion Therapy Division:
  Service Revenue.....................  $   --   $ 4,580   $ 7,616   $ 5,193   $     7
  Income (Loss) from Discontinued
     Operations before Provision for
     Income Taxes.....................  $  (50)  $(4,035)  $(1,572)  $(3,464)  $  (307)
  Income (Loss) from Discontinued
     Operations Net of Income Taxes...  $  (50)  $(4,035)  $(1,037)  $(2,286)  $  (203)
  Gain on Sale of Discontinued
     Operations before Provision for
     Income Taxes.....................  $   --   $ 1,114   $    --   $    --   $    --
  Gain on Sale of Discontinued
     Operations Net of Income Taxes...  $   --   $ 1,114   $    --   $    --   $    --
Total Discontinued Operations:
  Service Revenue.....................  $1,938   $ 7,610   $14,691   $25,227   $28,686
  Income (Loss) from Discontinued
     Operations before Provision for
     Income Taxes.....................  $ (566)  $(3,281)  $  (894)  $(2,027)  $ 3,503
  Income (Loss) from Discontinued
     Operations Net of Income Taxes...  $ (566)  $(3,281)  $  (784)  $(1,338)  $ 2,312
  Gain on Sale of Discontinued
     Operations before Provision for
     Income Taxes.....................  $1,066   $ 5,086   $ 9,341   $ 5,041   $    --
  Gain on Sale of Discontinued
     Operations Net of Income Taxes...  $  876   $ 4,684   $ 6,165   $ 3,177   $    --

     During 2001, the Company completed its strategy to divest of all non-core business assets. Included in the accompanying Consolidated Balance Sheet as of December 31, 2000 are the following assets and liabilities Held for Sale (in 000's):

                                                               DECEMBER 31, 2000
                                                               -----------------
Cash........................................................         $ 20
Accounts Receivable.........................................          510
Prepaid Expenses............................................           13
Inventory and Other Current Assets..........................          172
                                                                     ----
Current Assets Held for Sale................................         $715
                                                                     ====
Property....................................................         $681
Other Assets................................................            8
Investments.................................................           --
                                                                     ----
Long-term Assets Held for Sale..............................         $689
                                                                     ====
Accounts Payable............................................         $190
Accrued Payroll.............................................           50
Accrued Other...............................................           34
Notes Payable...............................................           --
Current Portion of Long-term Debt...........................          192
Current Portion of Obligations Under Capital Leases.........           14
                                                                     ----
Current Liabilities Held for Sale...........................         $480
                                                                     ====
Long-term Debt..............................................         $966
Obligations under Capital Leases............................           --
                                                                     ----
Long-term Liabilities Held for Sale.........................         $966
                                                                     ====

  Remodification of Loan

     On December 28, 2000, the Company entered into a loan agreement with NPF Capital, Inc. ("NPF") for a principal sum of up to $11,725,000. At execution, NPF paid $9,000,000 directly to Columbia/HCA for the benefit of the Company. The note with Columbia/HCA ("HCA Note") was a result of the acquisition of home health agencies consummated in November 1998. The Company also financed $725,000 of debt issue costs under this agreement, with the remaining unfunded portion of $2,000,000 available for future acquisitions. Simultaneously, Amedisys entered into a Termination Agreement with Columbia/HCA relating to the note payable (HCA
Note). The Termination Agreement with Columbia/HCA was effective October 1, 2000. The Termination Agreement related to that certain Credit Agreement dated November 16, 1998 and that certain promissory note dated December 1, 1998 as modified by that certain Loan Modification Agreement dated September 30, 1999. As part of this agreement, the HCA Note, which carried a balance (including accrued interest) of $16,600,000 at September 30, 2000, was terminated effective October 1, 2000 for a cash payment of $9,000,000 and the execution of a warrant agreement that allows Columbia/HCA to purchase up to 200,000 shares of Amedisys' Common Stock, subject to certain conditions. These warrants have an estimated value of $344,000. As of result of these transactions, the Company recorded an extraordinary gain of $5,100,000, net of taxes, in the fourth quarter of 2000.

     The loan agreement with NPF Capital, Inc. ("NPF Note"), an affiliate of National Century Financial Enterprises, Inc., is for a principal sum not to exceed $11,725,000 at an annual interest rate of 10.5%. At loan execution, the Company borrowed an amount ("Initial Loan Amount") equal to $9,000,000 which was paid directly to Columbia/HCA. The Initial Loan Amount is payable over a three year term with interest only payments for the first six months and monthly payments of principal and interest for the remainder of the term. The Company had available an amount not to exceed $2,000,000 ("Supplemental Loan Amount") for the acquisition of businesses, companies and/or their assets of which $2,000,000 was drawn in 2001. The fees charged by NPF relating to the NPF Note totaled $725,000 and are payable in accordance with the payment terms of the Initial Loan Amount. The security for this note consists of all credits, deposits, accounts, securities or moneys, and all other property rights belonging to or in which the Company has any interest, now or hereafter, as well as every other liability now or hereafter existing of the Company, absolute or contingent, due or to become due.

  Segment Information

     The Company's principal source of revenue is derived from home health care services. The Company's Statements of Operations for the Years Ended December 31, 2001, 2000, and 1999, attached hereto and referenced in Item 8 herein and the "Dispositions and Discontinued Operations" section above, contain financial information on this segment. The financial information for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 have been reflected as continuing and discontinued operations as a result of the Company's decision to reflect its staffing, management services, outpatient surgery, and infusion therapy divisions as discontinued operations. Financial information on the segments is treated as discontinued operations as stated above.

INDUSTRY OVERVIEW

     As national health care spending continues to outpace the rate of inflation and the population of older Americans increases at a faster rate, alternatives to costly hospital stays will be in even greater demand. Managed care, Medicare, Medicaid and other payor pressures continue to drive patients through the continuum of care until they reach a setting where the appropriate level of care can be provided most cost effectively. Over the past several years, home health care has evolved as an acceptable and often preferred alternative in this continuum. In addition to patient comfort and convenience, substantial cost savings can usually be realized through treatment at home as an alternative to traditional institutional settings. The continuing economic pressures within the health care industry and the reimbursement changes dictated by the Balanced Budget Act of 1997 ("BBA"), have forced providers of home health care services to closely examine and often modify the manner in which they provide patient care and services. To survive under the Interim Payment System ("IPS"), companies were challenged with streamlining operations and modifying staffing models to manage costs and operate successfully. As the Company has now moved into PPS, which was effective October 1, 2000, those pressures continue to exist. However, those companies who successfully operate with effective business models can provide quality patient care and manage costs under this reimbursement system.

     Traditionally, the home health care industry has been highly fragmented, comprised primarily of "mom and pop" local home health agencies offering limited services. These local providers often do not have the necessary capital to expand their operations or services and are often not able to achieve the efficiencies to compete effectively. With the implementation of IPS and other provisions of the BBA, the home health care industry experienced major consolidation for the first time in its history. Further, with PPS recently implemented, we continue to experience closures/consolidations in the home nursing sector.

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

          Manage Costs Through Disease State Management. Payors are focusing on the management of patients who suffer from chronic diseases which correlate with substantial long-term costs. In 1999, the Company introduced Disease State Management programs for wound care, cardiac, and diabetics. In 2000, the Company introduced other Disease State Management programs, such as ortho/rehab, pain management, pulmonary/respiratory, pneumonia, cardio vascular accident, and cancer. The Company's Disease State Management programs include patient and family education and empowerment, frequent monitoring and coordinated care with other medical professionals involved in the care of the patient.

          Manage Costs Through Technology. The Company utilizes a software system that was developed internally which reduces its cost to operate its business and integrates a number of financial and operating functions into a single entry system. The software system was sold to CPII Acquisition Corp., an affiliate of CareSouth Home Health Services, Inc. ("CareSouth") in 1998. The Company is currently utilizing the software pursuant to a licensing agreement with CareSouth which expires in 2004. The agreement contains a bargain purchase option which the Company intends to exercise upon expiration of the agreement. By enhancing its operations through the use of information technology and expanded computer applications, the Company is positioned to not only operate more efficiently, but to compete in an environment increasingly influenced by cost containment.

  External Growth Strategy

     The Company's external growth strategy is to continue expansion through selected acquisitions. The Company believes that home health nursing companies are currently undervalued and provide excellent opportunities to gain additional market share. The Company's acquisition strategy is to:

          Focus on Large Hospital Systems with Internal Home Health
     Agencies. PPS, which was implemented in October 2000, eliminates the opportunities for cost-shifting by hospitals. Many hospitals are no longer interested in participating in the home health business. As a result, many have made the decision, or are in the process of deciding, to sell their agencies or partner with a reputable company to provide these services. This not only provides the Company with the opportunity to acquire quality agencies, but to acquire agencies with strong physician referral bases.

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

HOME HEALTH CARE SERVICES

     Services provided in home health care include four broad categories: (1) nursing and allied health services, (2) infusion therapy, (3) respiratory therapy and, (4) home medical equipment. According to statistics released by HCFA Online, total spending for home care was $33.1 billion in 1999 and is projected to be $46.6 billion in 2002, an overall increase of 41%. The Company operates in the category of nursing and allied services which represents the largest sector, or 70%, of all home health care spending.

     The Company currently operates 56 home health care nursing offices consisting of 35 parent offices with Medicare provider numbers, and 21 branch offices. Serving this market for the past 10 years, the Company has built an excellent reputation based on quality care and specialty nursing services. Because its services are comprehensive, cost-effective and accessible 24 hours a day, seven days a week, the Company's home health care nursing services are attractive to payors and physicians. All of its offices are accredited or in the process of seeking accreditation by the Joint Commission on Accreditation of Health Care Organizations ("JCAHO"), with the exception of one office which is accredited by the Community Health Accreditation Program. The Company provides a wide variety of home health care services including:

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

MEDICARE REIMBURSEMENT REDUCTIONS AND RELATED RESTRUCTURING

     The Company derived approximately 88% of its revenues from continuing operations from the Medicare system for the year ended December 31, 2001. In 1997, Congress approved BBA, which established IPS that provided for the lowering of reimbursement limits for home health visits until PPS was implemented on October 1, 2000. For cost reporting periods beginning on or after October 1, 1997, Medicare-reimbursed home health agencies' cost limits were determined as the lesser of (i) their actual costs, (ii) per visit cost limits based on 105% of national median costs of freestanding home health agencies, or
(iii) a per beneficiary limit determined for each specific agency based on whether the agency was an "old" or "new" provider. The IPS cost limits applied to the Company for the cost reporting periods beginning January 1, 1998 until the implementation of PPS on October 1, 2000.

     In October 1999, Centers for Medicare & Medicaid Services ("CMS"), formerly known as Health Care Financing Administration, issued proposed regulations for PPS. On June 28, 2000, CMS issued the final rules for PPS which were effective for all Medicare-certified home health agencies on October 1, 2000. The final regulations establish payments based on episodes of care. An episode is defined as a length of care up to sixty days with multiple continuous episodes allowed under the rule. The services covered by the episode payment include all disciplines of care, in addition to medical supplies, within the scope of the home health benefit. At the onset of PPS, the standard episode payment was established at $2,115 per episode for federal fiscal year 2001, to be adjusted by a case mix adjuster consisting of eighty (80) home health resource groups ("HHRG") and the applicable geographic wage index. Effective October 1, 2001, the standard episode payment was increased to $2,274. The standard episode payment may be subject to further individual adjustments due to low utilization, intervening events and other factors. Providers are allowed to make a request for anticipated payment at the start of care equal to 60% of the expected payment for the initial episode and 50% for each subsequent episode. The remaining balance due to the provider is paid following the submission of the final claim at the end of the episode. In contrast to the cost-based reimbursement system whereby providers' reimbursement was limited, among other things, to their actual costs, episode payments are to be made to providers regardless of the cost to provide care, except with regard to certain outlier provisions.

     In December 2000, Congress passed the Benefits Improvement and Protection Act ("BIPA"), which provides additional funding to healthcare providers. BIPA provided for the following: (i) a one-year delay in applying the budgeted 15% reduction on payment limits, (ii) the restoration of a full home health market basket update for episodes ending on or after April 1, 2001, and before October 1, 2001 resulting in an increase to revenues of 2.2%, and (iii) a 10% increase, beginning April 1, 2001 and extending for a period of twenty four months, for home health services provided in a rural area. Currently, the delay in the budgeted 15% reduction in payment limits resulting from BIPA will expire September 30, 2002. There is ongoing debate and discussion at the congressional level concerning the scheduled payment reduction which was further intensified with the recommendation by the Medicare Payment Advisory Committee to eliminate the budgeted 15% payment reduction.

DATA PROCESSING

     In connection with the acquisition of the home health care agencies from Columbia/HCA in November 1998, the Company decided to outsource its home health care billing and payroll processing functions to create greater operating and financial efficiencies. On November 2, 1998, the Company and CareSouth entered into a Master Corporate Guaranty of Service Agreement whereby the Company agreed to act as guarantor for each Agency Service Agreement, which was amended and restated as of September 1, 1999, between CareSouth and all home health agencies which are owned or managed by the Company. Under the Agency Service Agreements, CareSouth agreed to provide payroll processing, billing services, and collection services for the home health agencies. Effective October 1, 2001, the Company terminated the management agreement. In connection with this termination, the Company entered into a Software License Agreement ("License Agreement") with CareSouth for the use of a home health care billing and collections software system. This License Agreement expires May 1, 2004 at which time the Company intends to purchase the software in accordance with the terms of the License Agreement.

QUALITY CONTROL AND IMPROVEMENT

     As a medical service business, the quality and reputation of the Company's personnel and operations are critical to its success. The Company has implemented quality management and improvement programs, a corporate compliance program, and policies and procedures at both the corporate and field levels. The Company strives to meet regulations set forth by state licensure, federal guidelines for Medicare and Medicaid, and JCAHO standards.

     The Company has an active quality management team that makes periodic on-site inspections of field offices to review systems, operations, and clinical procedures. An educational division is also part of this quality management team which is responsible for conducting educational and training sessions at the field offices, as well as disseminating continuing education materials to the Company's employees. Additionally, the quality management team works in conjunction with the Company's corporate compliance officer to perform audits and conduct education to enhance the knowledge of the field staff and to ensure compliance with state and federal laws and regulations.

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

     The Company believes that it is in compliance with all material Department of Labor regulations.

GOVERNMENT REGULATION

     The Company's home health care business is highly regulated by federal, state and local authorities. Regulations and policies frequently change and the Company monitors changes through trade and governmental publications and associations. The Company's home health care subsidiaries are certified by CMS and are therefore eligible to receive reimbursement for services through the Medicare system. As a provider under the Medicare and Medicaid systems, the Company is subject to the various "anti-fraud and abuse" laws, including the federal health care programs' anti-kickback statute. This law prohibits any offer, payment, solicitation or receipt of any form of remuneration to induce the referral of business reimbursable under a federal health care program or in return for the purchase, lease, order, arranging for, or recommendation of items or services covered by any federal health care programs or any health care plans or programs that are funded by the United States (other than certain federal employee health insurance benefits) and certain state health care programs that receive federal funds under various programs, such as Medicaid. A related law forbids the offer or transfer of any item or service for less than fair market value, or certain waivers of copayment obligations, to a beneficiary of Medicare or a state health care program that is likely to influence the beneficiary's selection of health care providers. Violations of the anti-fraud and abuse laws can result in the imposition of substantial civil and criminal penalties and, potentially, exclusion from furnishing services under any federal health care programs. In addition, the states in which the Company operates generally have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers where they are designed to obtain the referral of patients to a particular provider.

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

     The Health Insurance Portability and Accountability Act ("HIPAA") was enacted August 21, 1996 to assure health insurance portability, reduce healthcare fraud and abuse, guarantee security and privacy of health information and enforce standards for health information. Organizations are required to be in compliance with certain HIPAA provisions beginning October 2002. Provisions not yet finalized are required to be implemented two years after the effective date of the regulation. Organizations are subject to significant fines and penalties if found not to be compliant with the provisions outlined in the regulations. Management is in the process of evaluating the impact of this legislation on its operations including future financial commitments and operational enhancements that will be required to comply with the legislation.

     Home health care offices have licenses granted by the health authorities of their respective states. Additionally, some state health authorities require a Certificate of Need ("CON"). Tennessee, Georgia, Alabama, and North Carolina do require a CON to establish and operate a home health care agency, while Louisiana, Oklahoma, Virginia, South Carolina and Florida currently do not. In every state, each location license and/or CON issued by the state health authority determines the service areas for the home health care agency. Currently, JCAHO accreditation of home health care agencies is voluntary. However, Managed Care Organizations ("MCOs") use JCAHO accreditation as a minimum standard for regional and state contracts.

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

SEASONALITY

     The demand for the Company's home health care nursing is not typically influenced by seasonal factors.

EMPLOYEES

     As of December 31, 2001, the Company had 1,521 full-time employees, excluding part-time field nurses and other professionals in the field. The Company currently employs the following classifications of personnel: administrative level employees which consist of a senior management team (CEO, COO, Chief Development Officer, General Counsel, senior vice presidents and vice presidents); office administrators; nursing directors; accountants; sales executives; licensed and certified professional staff (RNs, LPNs, therapists and therapy assistants); and non-licensed care givers (aides).

     The Company complies with the Fair Labor Standards Act in establishing compensation methods for its employees. Select positions within the Company are eligible for bonuses based on the achievement of pre-determined budget criteria. The Company sponsors and contributes toward the cost of a group health insurance program for its eligible employees and their dependents. The group health insurance program is self-funded by the Company; however, there is a re-insurance policy in place to limit the liability for the Company. In addition, the Company provides a group term life insurance policy and a long term disability policy for eligible employees. The Company also offers a 401(k) retirement plan, a Cafeteria 125 plan, an Employee Stock Purchase Plan, supplemental benefit programs, and paid time-off benefits for eligible employees.

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

ITEM 2. PROPERTIES

     The Company operates fifty-six home care nursing offices and two corporate offices in the southern and southeastern United States. The Company presently leases approximately 22,337 square feet located at 11100 Mead Road, Baton Rouge, Louisiana, and 7,797 square feet located at 3029 South Sherwood Forest Boulevard, Baton Rouge, Louisiana, representing the corporate offices. The Mead Road lease provides for a basic annual rental rate of approximately $14.60 per square foot through the expiration date on December 31, 2003. The South Sherwood Forest lease provides for a basic annual rental rate of approximately $13.75 per square foot through the expiration date on December 31, 2003. The Company has an aggregate of 294,081 square feet of leased space for regional offices pursuant to leases which expire between March, 2002 and October, 2006. Rental rates for these regional offices range from $2.28 per square foot to $26.01 per square foot with an average of $11.23 per square foot. During 1999 and 2000, the Company consolidated offices that covered the same patient service area in an overall effort to decrease costs and gain operating efficiencies, while still providing quality and accessible home health services.

     The following is a list of the Company's offices. Unless otherwise indicated, the Company has one office in each city.

Georgia (21)            Louisiana (7)           North Carolina (1)
Atlanta                 Alexandria              Chapel Hill
Blue Ridge              Baton Rouge (3)
Cartersville            Lafayette               Oklahoma (4)
Cedartown               Metairie                Claremore
Clayton                 Monroe                  Gore
College Park                                    Stilwell
Covington               Tennessee (11)          Tulsa
Dalton                  Athens
Decatur                 Bristol                 Alabama (10)
Douglasville            Chattanooga             Anniston
Fayetteville            Gordonsville            Birmingham
Ft. Oglethorpe          Johnson City            Demopolis
Gainesville             Kingsport               Fairhope
Jasper                  Livingston              Huntsville
Kennesaw                McMinnville             Mobile
Lavonia                 Nashville               Montgomery
Lawrenceville           Pikeville               Reform
Macon                   Winchester              Selma
Rome                                            Tuscaloosa
Summerville             Virginia (1)
Toccoa                  Weber City              Florida (2)
                                                Lakeland
South Carolina (1)                              Winter Haven
Charleston

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

     The Company filed a lawsuit against Mr. James P. Cefaratti, the Company's former President and Chief Operations Officer, alleging various negligent actions which constituted breaches of fiduciary duty owed to the Company and its stockholders. The lawsuit was initially filed in the 19th Judicial District Court of the Parish of East Baton Rouge, State of Louisiana on November 24, 1998. The lawsuit was then removed to the United States District Court for the Middle District of Louisiana. The Company was seeking unspecified damages incurred as a result of the alleged negligent actions and all other appropriate relief.

     On December 7, 1998, Mr. Cefaratti filed a lawsuit naming the Company as a defendant and claimed that he was terminated in violation of an alleged employment contract. On December 11, 1998, Ms. Judi McQueary, the former President of the Company's managed care division, and Mr. William G. Hardee, the former Vice President of the Company's southeaster alternate site infusion division, filed lawsuits claiming breaches of alleged employment contracts.

     All of the above mentioned lawsuits filed by the ex-employees of the Company were initially filed in the United States District Court for the Eastern District of Louisiana and were consolidated together as one lawsuit. All the said lawsuits were then transferred to the United States District Court for the Middle District of Louisiana and severed to be tried separately. The Chief Executive Officer of the Company, and its directors and officers liability insurer were subsequently named as defendants in all the above mentioned lawsuits. The relief sought in all these cases was contract damages, penalty wages, costs, and attorney fees. All of the above mentioned lawsuits have been settled out of court and are no longer pending against the Company.

     Alliance Home Health, Inc. ("Alliance"), a wholly-owned subsidiary of the Company (which was acquired in 1998 and ceased operations in 1999), filed for Chapter 7 Federal bankruptcy protection with the United States Bankruptcy Court in the Northern District of Oklahoma on September 29, 2000. A trustee was appointed for Alliance in 2001. Until the contingencies associated with the liabilities are resolved, the accompanying consolidated financial statements continue to consolidate Alliance, which has net liabilities of $4.2 million.

     On August 23 and October 4, 2001, two suits were filed against the Company and three of its executive officers in the United States District Court for the Middle District of Louisiana by individuals purportedly as class actions on behalf of all purchasers of Amedisys stock between November 15, 2000 and June 13, 2001. The suits, which have now been consolidated, seek damages based on the decline in Amedisys' stock price following an announced restatement of earnings for the fourth quarter of 2000 and first quarter of 2001, claiming that the defendants knew or were reckless in not knowing the facts giving rise to the restatement. The Company intends to vigorously defend them.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     From August 1997, through September 1998, the Company's common stock traded on the Nasdaq National Market. Since September 1998, the Company has been trading on the Over the Counter ("OTC") Bulletin Board. As of March 18, 2002, there were approximately 163 holders of record of the Company's Common Stock and the Company believes there are approximately 2,435 beneficial holders. The Company has not paid any dividends on its Common Stock since inception and expects to retain any future earnings for use in its business development for the foreseeable future. In 2001, holders of 390,000 shares of preferred stock converted the shares into 1,300,000 shares of common stock pursuant to conversion rights in the terms of the preferred stock. Exemption is claimed for the issuance of the common stock under Section 3(a)(9) of the Securities Act of 1933. The following table provides the high and low prices of the Company's Common Stock during 2000, 2001, and the first quarter of 2002 through March 18 as quoted by the OTC Bulletin Board.

                                                               HIGH     LOW
                                                              ------   -----
1st Quarter 2000............................................  $ 3.13   $1.31
2nd Quarter 2000............................................    3.06    1.06
3rd Quarter 2000............................................    5.16    2.75
4th Quarter 2000............................................    4.88    3.13
1st Quarter 2001............................................  $ 6.97   $3.94
2nd Quarter 2001............................................   10.75    3.35
3rd Quarter 2001............................................    6.15    3.55
4th Quarter 2001............................................    7.17    5.60
1st Quarter 2002 (through March 18).........................  $ 8.45   $6.06

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below are derived from audited financial statements for each of the years ended December 31, 1997 through December 31, 2001. Selected financial data for the years ended December 31, 1997 through December 31, 1998 have been restated to reflect discontinued operations (see "Dispositions and Discontinued Operations" section discussed in Item 1). The financial data for the years ended December 31, 2001 and 2000 should be read in conjunction with the consolidated financial statements and related notes attached hereto, the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations", and other financial information included herein.

                  SELECTED HISTORICAL STATEMENT OF INCOME DATA

                                               2001      2000      1999     1998(1)    1997(1)
                                             --------   -------   -------   --------   -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net Service Revenue........................  $110,174   $88,155   $97,411   $ 25,466   $25,810
Cost of Service Revenue....................    49,046    41,468    46,890     17,569    14,567
          Operating Revenues...............    61,128    46,687    50,521      7,897    11,243
General/Administrative Expenses............    53,665    49,251    53,146     33,510    15,125
          Operating Income (Loss)..........     7,463    (2,564)   (2,625)   (25,613)   (3,882)
Other Income and Expense...................    (2,167)   (1,769)   (4,719)    (1,196)     (720)
Income Tax (Expense) Benefit...............      (220)    1,647     3,263        (99)   (1,148)
Income (Loss) before Discontinued
  Operations, Extraordinary Item and
  Cumulative Effect of Change in Accounting
  Principle................................     5,076    (2,686)   (4,081)   (26,710)   (3,454)
Discontinued Operations:
  Income (Loss) from Discontinued
     Operations, Net of Income Tax.........      (566)   (3,281)     (784)    (1,338)    2,312
  Gain on Dispositions, Net of Income
     Tax...................................       876     4,684     6,165      3,177        --
  Extraordinary Item, Net of Income Tax....        --     5,053        --         --        --
  Cumulative Effect of Change in Accounting
     Principle.............................        --        --        --         --       (52)
  Net Income (Loss)........................  $  5,386   $ 3,770   $ 1,300   $(24,871)  $(1,194)
  Weighted Avg. Common Shares
     Outstanding -- Basic..................     5,941     4,336     3,093      3,061     2,735
  Weighted Avg. Common Shares
     Outstanding -- Diluted................     7,980     4,336     3,093      3,061     2,735
Basic Earnings (Loss) per Common Share
  Outstanding
  Net (Loss) before Discontinued
     Operations............................  $   0.85   $ (0.62)  $ (1.32)  $  (8.72)  $ (1.26)
  Income (Loss) from Discontinued
     Operations, Net of Income Tax.........     (0.10)    (0.76)    (0.25)     (0.44)     0.85
  Gain on Dispositions, Net of Income
     Tax...................................      0.15      1.08      1.99       1.04        --
  Extraordinary Item, Net of Income Tax....        --      1.17        --         --        --
  Cumulative Effect of Change in Accounting
     Principle.............................        --        --        --         --     (0.02)
  Net Income (Loss)........................      0.90      0.87      0.42      (8.12)    (0.43)

                                               2001      2000      1999     1998(1)    1997(1)
                                             --------   -------   -------   --------   -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Diluted Earnings per Common Share
  Outstanding..............................
  Net (Loss) before Discontinued
     Operations............................  $   0.64   $ (0.62)  $ (1.32)  $  (8.72)  $ (1.26)
  Income (Loss) from Discontinued
     Operations, Net of Income Tax.........     (0.07)    (0.76)    (0.25)     (0.44)     0.85
  Gain on Dispositions, Net of Income
     Tax...................................      0.11      1.08      1.99       1.04        --
  Extraordinary Item, Net of Income Tax....        --      1.17        --         --        --
  Cumulative Effect of Change in Accounting
     Principle.............................        --        --        --         --     (0.02)
  Net Income (Loss)........................      0.68      0.87      0.42      (8.12)    (0.43)
Balance Sheet Data:
  Total Assets.............................  $ 47,640   $38,970   $44,602   $ 44,428   $22,870
  Total Long-term Obligations..............  $ 10,856   $21,102   $13,039   $ 14,394   $ 3,129
  Total Convertible Preferred Stock........  $     --   $     1   $     1   $      1   $     1

---------------

(1) Selected Financial Data for the years ended December 31, 1997 through December 31, 1998 reflect discontinued operations. See "Dispositions and Discontinued Operations" section discussed in Item 1.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items included in the Company's consolidated statements of operations as a percentage of net revenues:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
Net services revenues......................................  100.00%  100.00%  100.00%
Cost of service revenues...................................   44.52    47.04    48.14
                                                             ------   ------   ------
Gross Margin...............................................   55.48    52.96    51.86
General and administrative expenses:
  Salaries and benefits....................................   27.68    32.94    30.89
  Other....................................................   21.03    22.93    23.67
                                                             ------   ------   ------
  Total general and administrative expenses................   48.71    55.87    54.56
                                                             ------   ------   ------
Operating income (loss)....................................    6.77    (2.91)   (2.70)
Other income (expense).....................................   (1.97)   (2.01)   (4.84)
                                                             ------   ------   ------
Net income (loss) before taxes, discontinued operations and
  extraordinary item.......................................    4.80    (4.92)   (7.54)
Income tax expense (benefit)...............................    0.20    (1.87)   (3.35)
                                                             ------   ------   ------
Net income (loss) before discontinued operations and
  extraordinary item.......................................    4.61    (3.05)   (4.19)
Discontinued operations:
  (Loss) from discontinued operations, net of income tax...    (.51)   (3.72)   (0.80)
  Gain on dispositions, net of income tax..................    0.80     5.31     6.33
Extraordinary item, net of income tax......................      --     5.73       --
                                                             ------   ------   ------
Net income.................................................    4.89%    4.27%    1.33%
                                                             ======   ======   ======

  YEARS ENDED DECEMBER 31, 2001 AND 2000

  NET SERVICE REVENUES

     For the year ended December 31, 2001 as compared to the year ended December 31, 2000, net revenues increased $22,019,000 or 25%. This increase was attributed to the implementation of PPS in October 2000 as well as an increase in patient admissions of 11,203, or 44%, from 25,431 for 2000 to 36,634 for 2001 from both internal growth and acquisitions completed during the latter part of 2000 and 2001.

  COST OF SERVICE REVENUES

     Cost of revenues increased by 18% in 2001 as compared to 2000. This increase is primarily attributed to increased salaries for the clinical manager positions from 2000 to 2001 of $3,898,000. The clinical manager position was implemented company-wide in the latter part of 2000 to provide a greater level of patient care oversight and coordination. As a percentage of net revenues, cost of revenues decreased to 45% in 2001 from 47% in 2000.

  GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased by 8% in 2001 as compared to 2000. This increase is primarily attributed to the general and administrative expenses at the agency location relating to acquisitions completed in the latter part of 2000 and the early part of 2001 of $6,316,000. As a percentage of net revenues, general and administrative expenses decreased to 49% in 2001 from 56% in 2000.

  OPERATING INCOME (LOSS)

     The Company had operating income of $7,463,000 in 2001 as compared to an operating loss of $2,564,000 in 2000. The improvement in operating results of $10,027,000 is attributed to increased patient admissions and improvement in operating results as a percentage of revenue.

  OTHER INCOME (EXPENSE)

     Other income and expenses increased $398,000 primarily due to an increase in interest expense of $626,000 due to higher net borrowings, offset by $228,000 of miscellaneous income items.

  INCOME TAX (EXPENSE) BENEFIT

     For the year ended December 31, 2001 as compared to December 31, 2000, income tax expense increased from a benefit of $1,647,000 in 2000 to an expense of $220,000 in 2001 (see Note 8 in the Notes to the Consolidated Financial Statements). Total income tax expense for 2001 of $410,000 is comprised of income tax expense from continuing operations of $220,000 and discontinued operations of $190,000. For 2000, total income tax expense of $200,000 is comprised of income tax benefit from continuing operations of $1,647,000, offset by income tax expense from discontinued operations of $402,000 and income tax expense related to an extraordinary item of $1,445,000.

  DISCONTINUED OPERATIONS

     Losses from discontinued operations, net of income taxes, amounted to $566,000 for 2001 as compared to losses of $3,281,000 for 2000 primarily due to a write-off of goodwill in 2000 related to the infusion division of approximately $1,770,000. The gain on disposition of $876,000, net of taxes of $190,000, for 2001 is attributed to the sale of one surgery center, while the gain on disposition of $4,684,000, net of taxes, for 2000 is attributed to the sale of two surgery centers and the Company's Infusion Division.

  NET INCOME

     The Company recorded net income of $5,386,000, or $0.68 per diluted common share, for 2001 compared with net income of $3,770,000, or $0.87 per common share, for 2000. Common stock equivalents were anti-dilutive at December 31, 2000.

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

  OPERATING LOSS

     The Company had an operating loss of $2,564,000 in 2000 as compared to an operating loss of $2,625,000 in 1999. The reduction in operating losses of $61,000 or 2% is attributed to the restructuring efforts implemented during 2000 and the implementation of PPS on October 1, 2000.

  OTHER INCOME (EXPENSE)

     Other income and expenses decreased by $2,950,000 primarily due to a write-off of goodwill in 1999 of approximately $1.8 million related to the sale of certain home health care agencies previously acquired from Columbia/HCA in the latter part of 1998 and a decrease in interest expense of $1.5 million due to lower net borrowings on line of credit agreements.

  INCOME TAX BENEFIT

     For the year ended December 31, 2000 as compared to December 31, 1999, income tax expense decreased from $383,000 in 1999 to $200,000 in 2000 (see Note 8 in the Notes to the Consolidated Financial Statements). Total income tax expense for 2000 of $200,000 is comprised of income tax benefit from continuing operations of $659,000, offset by income tax expense from discontinued operations of $172,000 and income tax expense related to an extraordinary item of $687,000. For 1999, total income tax expense of $383,000 is comprised of income tax benefit from continuing operations of $3,263,000, offset by income tax expense from discontinued operations of $3,646,000.

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

  NET INCOME

     The Company recorded net income of $3,770,000, or $0.87 per common share, for 2000 compared with net income of $1,300,000, or $0.42 per common share, for 1999.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, the Company was indebted under various promissory notes for $10.9 million, including amounts due to NPF of $8.9 million, to CareSouth of $0.9 million, to Winter Haven Hospital of $0.6 million and various other notes. The Company's principal and interest requirements due under all promissory notes is approximately $6.2 million in 2002 and $6.0 million in 2003. At December 31, 2001 the Company had obligations under capital leases of $5.6 million, including amounts due to CareSouth under the License Agreement of $4.7 million, to Cisco Systems Capital Corporation of $0.6 million for expenditures related to the wide area network ("WAN"), and various other capital leases. The Company's principal and interest requirements due under all capital leases are approximately $2.7 million in 2002 and $2.6 million in 2003.

     The fair value of long-term debt as of December 31, 2001 and 2000, estimated based on the Company's current borrowing rate of 11.0% and 15.3%, at December 31, 2001 and 2000, respectively, was approximately $10.7 million and $12.9 million, respectively.

     Notes payable as of December 31, 2001 consists primarily of an asset-based line of credit with availability, depending on collateral, of up to $25 million with NCFE and borrowings under a revolving bank line of credit of up to $2,500,000. The NCFE $25 million asset-based line of credit, which expires December, 2003, is collateralized by eligible accounts receivable of the home health care nursing division. Eligible receivables are defined as receivables, exclusive of workers' compensation and self-pay, that are aged less than 181 days. The effective interest rate on this line of credit which had outstanding balances at December 31, 2001 and 2000 of $8,593,000 and $2,952,000,
respectively, was 11.00% and 15.29% for the years ended December 31, 2001 and 2000, respectively. There were no amounts available under this line as of December 31, 2001. The revolving bank line of credit of $2,500,000 bears interest at the Bank One Prime Floating Rate, which was 4.75% and 9.5% at December 31, 2001 and 2000, respectively. The bank line of credit expires September 21, 2002 and is collateralized by $2.5 million cash. At December 31, 2001 there was a balance outstanding of $712,000 with $1,788,000 available. At December 31, 2000, there were no amounts drawn on the line of credit. Notes payable as of December 31, 2001 are reflected as current liabilities in the accompanying Consolidated Balance Sheets due to the revolving nature of the agreements and/or the nature of the collateral. The Company expects to produce sufficient collateral from ongoing operations to allow those facilities to be maintained through their respective expiration dates.

     Prior to the implementation of PPS on October 1, 2000, the Company recorded Medicare revenues at the lower of actual costs, the per visit cost limit, or a per beneficiary cost limit on a individual provider basis. Under the previous Medicare cost-based reimbursement system, ultimate reimbursement under the Medicare program was determined upon review of the annual cost reports. As of December 31, 2001, the Company estimates an aggregate payable to Medicare of $14.2 million, of which $13.2 is netted against accounts receivable and $1.0 is reflected in the accompanying balance sheet as a long-term Medicare liability. For the cost report year ended December 31, 2000, the Company has aggregate overpayments of $8.1 million offset by aggregate underpayments of $1.7 million. The aggregate overpayments of $8.1 million are primarily attributed to a provision in BIPA whereby the Company was eligible to receive a one-time payment equal to two months of periodic interim payments equaling $7.4 million. For the cost report years ended 1999 and prior, the Company has an estimated payable of $7.8 million. Of the $7.8 million, $3.1 million is related to the bankrupt subsidiary Alliance, $3.7 million is due within one year, and $1.0 million is due in excess of one year. The Company derived 88%, 90%, and 90% of its revenues from continuing operations from the Medicare system for the years ended December 31, 2001, 2000, and 1999, respectively.

     The following table summarizes the Company's current contractual obligations:

                             PAYMENTS DUE BY PERIOD

CONTRACTUAL OBLIGATIONS                      TOTAL    LESS THAN 1 YEAR   1-3 YEARS   4-5 YEARS
-----------------------                      ------   ----------------   ---------   ---------
Long-Term Debt.............................  10,946         5,355          5,558        33
Capital Lease Obligations..................   5,599         2,391          3,204         4
Notes Payable..............................   9,305         9,305             --        --
Medicare Liabilities.......................  14,171        13,213            958        --
                                             ------        ------          -----        --
Total Contractual Cash Obligations.........  40,021        30,264          9,720        37
                                             ======        ======          =====        ==

     The Company's operating activities provided $7.7 million in cash during the year ended December 31, 2001 whereas such activities provided $6.9 million in cash during the year ended December 31, 2000. Cash provided by operating activities in 2001 is primarily attributable to net income of $5.4 million, non-cash items such as depreciation and amortization of $3.4 million, offset by gains on the sale of discontinued operations of

$1.7 million. Investing activities used $15.8 million for the year ended December 31, 2001, whereas such activities provided $6.0 million for the year ended December 31, 2000. Cash used in investing activities in 2001 is primarily attributed to purchases of property and equipment and cash used in acquisitions, offset by proceeds from the sale of discontinued operations of $1.6 million. Financing activities provided cash during 2001 of $4.7 million, whereas such activities used $7.4 million during 2000. Cash provided by financing activities in 2001 is primarily attributed to borrowings on line of credit agreements of $6.3 million and proceeds from issuance of notes payable and capital leases of $8.1 million offset by payments on notes payable and capital leases of $5.4 million and a decrease in long-term Medicare liabilities of $5.1 million.

     As of December 31, 2001, the Company had a working capital deficit of $18.4 million. Included in this deficit are short-term Medicare liabilities, netted against accounts receivable in the accompanying Consolidated Balance Sheets which the Company does not expect to fully liquidate in cash during 2002. These Medicare liabilities include an overpayment of $3.1 million relating to Alliance, a subsidiary of the Company currently in bankruptcy proceedings, and overpayments totaling $7.4 million as a result of BIPA. The overpayment relating to Alliance is listed as a debt to be discharged during the final liquidation. The BIPA overpayment relates to fiscal year 2000 for which the year-end cost report deadline is currently June 17, 2002. The Company plans to request a thirty-six (36) month repayment plan for this overpayment upon submission of the cost reports. If approved, the long-term portion of this debt will be reflected as Long-Term Medicare Liabilities on the balance sheet. The Company also has certain contingencies recorded as current liabilities in the accompanying Consolidated Balance Sheets (in accordance with SFAS No. 5) that management does not believe will currently impact cash flow. Also, as discussed above, the Company has available $1.8 million under the bank line of credit which would be available to fund working capital needs.

     The Company has completed the installation of a company-wide computer network infrastructure to connect all of its regional offices. This WAN will allow more immediate access to information by all company personnel including senior management, which will increase operational efficiencies. This project was completed in the fourth quarter of 2001 at an approximate cost of $2.3 million.

     Effective October 1, 2001, the Company, in connection with the termination of its management services agreement, entered into a Software License Agreement that has been accounted for as a capital lease in the accompanying consolidated balance sheets as of December 31, 2001. The capitalized value of this software lease was $8.9 million, which was offset by the unamortized gain as of September 30, 2001 of $4.4 million.

INFLATION

     The Company does not believe that inflation has had a material effect on its results of operations for the twelve months ended December 31, 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company does not engage in derivative financial instruments, other financial instruments, or derivative commodity instruments for speculative or trading/non-trading purposes.

ITEM 8. FINANCIAL STATEMENTS

     See Consolidated Financial Statements on Page 29.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Certain information required by Part III is omitted from this Report in that the Registrant will file its definitive Proxy Statement for its 2002 Annual Meeting of Shareholders to be held June 13, 2002 pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors -- Certain information about the current directors is set forth below:

                                                                      SERVED AS
NAME OF NOMINEE                                               AGE   DIRECTOR SINCE
---------------                                               ---   --------------
William F. Borne............................................  44         1982
Ronald A. LaBorde...........................................  45         1997
Jake L. Netterville.........................................  64         1997
David R. Pitts..............................................  62         1997
Peter F. Ricchiuti..........................................  45         1997

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

     Jake L. Netterville. Mr. Netterville was the Managing Director of Postlethwaite & Netterville, A Professional Accounting Corporation from 1977 to 1998 and is now Chairman of the Board of Directors. Mr. Netterville is a certified public accountant and has served as Chairman of the Board of the American Institute of Certified Public Accountants, Inc. ("AICPA") and is a permanent member of the AICPA's Governing Council.

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

     Peter F. Ricchiuti. Mr. Ricchiuti has been Assistant Dean and Director of Research of BURKENROAD REPORTS at Tulane University's A. B. Freeman School of Business since 1993, and an Adjunct Professor of Finance at Tulane since 1986. Mr. Ricchiuti is a member of the Board of Trustees for WYES-TV, the public broadcasting station in New Orleans, Louisiana.

     (b) Executive Officers -- The executive officers of the Company are as follows:

                                                                       PERIOD OF SERVICE IN
NAME                            AGE              CAPACITY              SUCH CAPACITY SINCE
----                            ---              --------              --------------------
William F. Borne(1)...........  44    Chief Executive Officer          December 1982
Larry R. Graham...............  36    Chief Operating Officer,         January 1999
                                      Interim Senior Vice President
                                        of Finance                     January 2002
John H. Linden................  58    Chief Information Officer        September 2000
John R. Nugent................  37    Chief Development Officer        October 2001
Jeffrey D. Jeter..............  30    Vice President of Compliance     April 2001
Michael D. Lutgring...........  32    General Counsel and Secretary    November 1997

---------------

(1) Biographical information with respect to this officer was previously provided above.
                             ---------------------

     Larry R. Graham became Chief Operating Officer in January 1999 and was appointed as interim Senior Vice President of Finance in January 2002. He joined the Company in April 1996 as Vice President of Finance and in January 1998 he was promoted to Senior Vice President of Operations. From 1993 to 1996, he was Director of Financial Services at General Health Systems, a regional multi-faceted health care system in Baton Rouge. From 1989 to 1993, he was a Senior Accountant for Arthur Andersen LLP.

     John H. Linden became Chief Information Officer in September 2000 after consulting with the Company on various projects. Prior to his appointment, Mr. Linden was President of Impact Solutions, Inc., a consulting firm specializing in project management and automation solutions.

     John R. Nugent joined the Company in October 2001 as Chief Development Officer. From 1999 to 2001, he was Vice President of Business Development with AON Corporation's Health Care Practice. Prior to 1999, Mr. Nugent held several executive positions including President/CEO of Associated Health Services, Inc., a regional home health provider, and President/CEO of LAMMICO Practice Management, a state wide physician practice management and managed care organization.

     Jeffrey D. Jeter joined the Company in April 2001 as Vice President of Compliance. Prior to joining the Company he served as an Assistant Attorney General for the Louisiana Department of Justice, where he prosecuted health care fraud and nursing home abuse.

     Michael D. Lutgring was named General Counsel and Secretary in 1997. Previously, after his graduation from law school in 1996, he was in the private practice of law.

     (c) Section 16(a) Beneficial Ownership Reporting Compliance -- Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission ("SEC"). Copies of all filed reports are required to be furnished to the Company. Based solely on the reports received by the Company, the Company believes all such persons complied with all applicable filing requirements during 2001.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding compensation earned by the chief executive officer and for all other executive officers whose total annual salary and bonus exceeded $100,000 during 2001.

                           SUMMARY COMPENSATION TABLE
                              ANNUAL COMPENSATION

                                                                                       LONG-TERM
                                                                                      COMPENSATION
                                                     ANNUAL COMPENSATION              ------------
                                          -----------------------------------------    SECURITIES
                                                                       OTHER ANNUAL    UNDERLYING
                                          YEAR    SALARY     BONUS     COMPENSATION     OPTIONS
                                          ----   --------   --------   ------------   ------------
William F. Borne........................  2001   $303,338   $     --      $  --          32,680
  Chief Executive Officer                 2000    276,355    235,000         --          38,000
  and President                           1999    240,915    250,000         --         107,225
Larry R. Graham.........................  2001   $195,445   $     --      $  --          16,340
  Chief Operating Officer                 2000    179,509     90,000         --              --
                                          1999    138,024     75,000         --          75,000
John M. Joffrion(1).....................  2001   $162,375   $     --      $  --          16,340
  Senior Vice President                   2000    137,898     60,000         --          50,000
  of Finance                              1999    115,925     60,000         --          20,000
John H. Linden..........................  2001   $115,400   $     --      $  --          10,000
  Chief Information Officer               2000     47,835     10,000         --              --
Michael D. Lutgring.....................  2001   $108,208   $     --      $  --          10,000
  General Counsel                         2000     93,418     20,000         --              --

---------------

(1) Mr. Joffrion passed away January 1, 2002.

                            2001 STOCK OPTION GRANTS

                                                                                         POTENTIAL REALIZABLE
                                                                                           VALUE AT ASSUMED
                                                                                        ANNUAL RATES OF STOCK
                                   PERCENT OF                                           PRICE APPRECIATION FOR
                       OPTIONS    TOTAL OPTIONS                                              OPTION TERM
                       GRANTED     GRANTED TO     EXERCISE PRICE                        ----------------------
NAME                   (SHARES)     EMPLOYEES     (PER SHARE)(1)    EXPIRATION DATE        5%          10%
----                   --------   -------------   --------------   ------------------   ---------   ----------
William F. Borne.....   32,680       16.43%           $4.34        December 31, 2010     $78,196     $192,599
Larry R. Graham......   16,340        8.21%           $4.25         February 1, 2011     $43,674     $110,677
John M. Joffrion.....   16,340        8.21%           $4.25         February 1, 2011     $43,674     $110,677
John H. Linden.......   10,000        5.03%           $6.75          March 4, 2011       $42,450     $107,578
John R. Nugent.......   25,000       12.57%           $5.90        September 30, 2011    $92,762     $235,077
Jeffrey D. Jeter.....    5,000        2.51%           $7.20          April 30, 2011      $22,640     $ 57,375
Michael D.              10,000        5.03%           $6.75          March 4, 2011       $42,450     $107,578
  Lutgring...........

---------------

(1) Represents the fair market value on the date of the grant.

                      AGGREGATED OPTION EXERCISES IN 2001
                           AND YEAR-END OPTION VALUES

                                                        NUMBER OF SECURITIES
                                                       UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                              SHARES                           OPTIONS               IN-THE-MONEY OPTIONS(*)
                            ACQUIRED ON    VALUE     ---------------------------   ---------------------------
NAME                         EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                        -----------   --------   -----------   -------------   -----------   -------------
William F. Borne..........       --           --       188,895        18,340        $487,989        $47,149
Larry R. Graham...........       --           --        90,186         8,170        $328,080        $22,468
John M. Joffrion..........       --           --        65,670        20,670        $233,718        $66,218
John H. Linden............       --           --         5,000         5,000        $  1,250        $ 1,250
John R. Nugent............       --           --            --        25,000        $     --        $27,500
Jeffrey D. Jeter..........       --           --         2,500         2,500        $     --        $    --
Michael D. Lutgring.......       --           --        22,000         5,000        $ 69,250        $ 1,250

---------------

(*) Computed based on the differences between the fair market value at fiscal year end and aggregate exercise prices.

                             ---------------------

DIRECTORS' COMPENSATION

     Each director is paid a retainer fee of $1,000 per month and, in addition, is also eligible to receive stock options. During 2001, each director was granted stock options for 10,000 shares of Common Stock at an exercise price of $6.00 per share (fair market value at the date of grant). All directors are entitled to reimbursement for reasonable travel and lodging expenses incurred in attending meetings.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Notes receivable from related parties at December 31, 2001 of $13,000 consists of payments made to John Nugent in accordance with a loan agreement. The loan agreement, which bears interest at 6% annually, provides for monthly payments beginning October 1, 2001 and ending July 1, 2003 for a cumulative principal sum not to exceed $102,000.

     The Company paid consulting fees to Matt Hession, an Amedisys stockholder, of $75,000, $63,000, and $125,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The company paid The Printing Department, owned by Cecil Williams, father-in-law of Michael Lutgring, $465,000, $278,000, and $277,000 for the years ended December 31, 2001, 2000 and 1999 respectively. The Printing Department prints forms and other materials used in daily operations. The Company paid Alphagraphics, owned by Carole Nugent, wife of John Nugent, $115,000 for the year ended December 31, 2001. Alphagraphics provides printing and recruitment mail-out services. The Company believes the fees paid for these goods and services approximated fair market value.

                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

     Documents to be filed with Form 10-K:

     - Report of Independent Public Accountants

     - Consolidated Balance Sheets as of December 31, 2001 and 2000

     - Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000, and 1999

     - Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000, and 1999

     - Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999

     - Notes to Financial Statements as of December 31, 2001, 2000, and 1999

     (a) Exhibits.

        EXHIBIT
          NO.            IDENTIFICATION OF EXHIBIT
        -------          -------------------------
     3.1(i)(4)           -- Certificate of Incorporation
     3.1(ii)(4)          -- Certificate of Designation for the Series A Preferred
                            Stock
     3.1(iii)(14)        -- Certificate of Amendment of Certificate of Designation
                            Specimen
     3.4(iv)(14)         -- Series A Preferred Stock Conversion Agreement Specimen
     3.2(4)              -- Bylaws
     4.2(7)              -- Common Stock Specimen
     4.3(7)              -- Preferred Stock Specimen
     4.4(7)              -- Form of Placement Agent's Warrant Agreement
     4.5(14)             -- Certificate of Amendment of Certificate of Designation
                            Specimen
     4.6(14)             -- Series A Preferred Stock Conversion Agreement Specimen
    10.1(4)              -- Master Note with Union Planter's Bank of Louisiana
    10.2(4)              -- Merrill Lynch Term Working Capital Management Account
    10.3(5)              -- Promissory Note with Deposit Guaranty National Bank
    10.4(7)              -- Amended and Restated Stock Option Plan
    10.5(7)              -- Registration Rights Agreement
    10.6(11)             -- Master Corporate Guaranty of Service Agreements between
                            CareSouth Home Health Services, Inc. and Amedisys, Inc.
                            dated November 2, 1998
    10.7(16)             -- Loan Modification Agreement by and between Amedisys, Inc.
                            and Columbia/HCA Healthcare Corporation
    10.8(20)             -- Employment Agreement between Amedisys, Inc. and William
                            F. Borne
    10.9(20)             -- Employment Agreement between Amedisys, Inc. and Larry
                            Graham
    10.10(20)            -- Amendment to Employment Agreement by and between
                            Amedisys, Inc. and Larry Graham
    10.11(20)            -- Employment Agreement between Amedisys, Inc. and John
                            Joffrion
    10.12(23)            -- Employment Agreement between Amedisys, Inc. and John
                            Nugent
    10.13(23)            -- Loan Agreement by and among Amedisys, Inc. and John
                            Nugent
    10.14(21)            -- Director's Stock Option Plan
    10.15(22)            -- Modification Agreement by and between CareSouth Home
                            Health Services, Inc. and Amedisys, Inc.
    10.16(22)            -- Software License Agreement by and between CareSouth Home
                            Health Services, Inc. and Amedisys, Inc.

        EXHIBIT
          NO.            IDENTIFICATION OF EXHIBIT
        -------          -------------------------
    18.1(12)             -- Letter regarding Change in Accounting Principles
    21.1(7)              -- List of Subsidiaries
    99(23)               -- Letter of Andersen Representation

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

(21) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2001.

(22) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2001.

(23) Filed herewith.

     (b) Report on Form 8-K.

     On November 1, 2001, the Company filed a current Report on Form 8-K with the SEC attaching a press release announcing that it will release third quarter operating results on November 5, 2001 and will host a conference call on that same day.

     On November 5, 2001, the Company filed a current Report on Form 8-K with the SEC attaching a press release announcing third quarter 2001 operating results.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on the 21st day of March, 2002.

                                            AMEDISYS, INC.

                                            By:    /s/ WILLIAM F. BORNE
                                              ----------------------------------
                                                      WILLIAM F. BORNE,
                                                   Chief Executive Officer
                                                  and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

                /s/ WILLIAM F. BORNE                   Chief Executive Officer and           March 21, 2002
-----------------------------------------------------    Chairman of the Board
                  William F. Borne

                 /s/ LARRY R. GRAHAM                   Principal Financial and Accounting    March 21, 2002
-----------------------------------------------------    Officer
                   Larry R. Graham

               /s/ JAKE L. NETTERVILLE                 Director                              March 21, 2002
-----------------------------------------------------
                 Jake L. Netterville

                 /s/ DAVID R. PITTS                    Director                              March 21, 2002
-----------------------------------------------------
                   David R. Pitts

                                                       Director                              March 21, 2002
-----------------------------------------------------
                 Peter F. Ricchiuti

                                                       Director                              March 21, 2002
-----------------------------------------------------
                  Ronald A. Laborde

                        AMEDISYS, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                         TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Amedisys, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Amedisys, Inc. (a Delaware Corporation) and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amedisys, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

New Orleans, Louisiana
February 28, 2002

                        AMEDISYS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000
                          (IN 000'S EXCEPT SHARE DATA)

                                                                2001       2000
                                                              --------   --------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  3,515   $  6,967
  Accounts receivable, net of allowance for doubtful
    accounts of $3,125 in 2001 and $1,385 in 2000...........    10,468      6,628
  Prepaid expenses..........................................       244        196
  Inventory and other current assets........................       822        414
  Current assets held for sale..............................        --        715
                                                              --------   --------
         Total current assets...............................    15,049     14,920
PROPERTY AND EQUIPMENT, NET (Notes 3 and 7).................    10,290      2,935
OTHER ASSETS, NET (Note 4)..................................    22,288     20,426
NOTES RECEIVABLE FROM RELATED PARTIES (Note 9)..............        13         --
LONG-TERM ASSETS HELD FOR SALE (Notes 2, 3 and 4)...........        --        689
                                                              --------   --------
         Total assets.......................................  $ 47,640   $ 38,970
                                                              ========   ========
CURRENT LIABILITIES:
  Accounts payable..........................................  $  2,440   $  1,590
  Accrued expenses --
    Payroll and payroll taxes...............................     6,798      6,203
    Insurance (Note 11).....................................     1,881        708
    Income taxes............................................       930        638
    Legal settlements.......................................     1,227      1,469
    Other...................................................     3,082      2,456
  Notes payable (Note 5)....................................     9,305      2,952
  Notes payable to related parties (Note 9).................        --         10
  Current portion of long-term debt (Note 6)................     5,355      3,379
  Current portion of obligations under capital leases (Note
    7)......................................................     2,391        385
  Deferred revenue, current portion.........................        --      2,119
  Current liabilities held for sale.........................        --        480
                                                              --------   --------
         Total current liabilities..........................    33,409     22,389
LONG-TERM DEBT (Note 6).....................................     5,591      9,343
LONG-TERM MEDICARE LIABILITIES (Note 13)....................       958      6,053
DEFERRED REVENUE............................................        --      3,884
OBLIGATIONS UNDER CAPITAL LEASES (Note 7)...................     3,208         30
OTHER LONG-TERM LIABILITIES.................................     1,099        826
LONG-TERM LIABILITIES HELD FOR SALE (Notes 2 and 6).........        --        966
                                                              --------   --------
         Total liabilities..................................    44,265     43,491
                                                              --------   --------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES..............        66         --
                                                              --------   --------
STOCKHOLDERS' EQUITY (DEFICIT) (Note 10):
  Preferred stock -- $.001 par value; 5,000,000 shares
    authorized; 0 and 390,000 shares outstanding in 2001 and
    2000, respectively......................................        --          1
  Common stock -- $.001 par value; 30,000,000 shares
    authorized; 7,178,152 and 5,326,126 shares outstanding
    in 2001 and 2000, respectively..........................         7          5
  Additional paid-in capital................................    16,539     14,096
  Treasury stock- 4,167 shares at $6.00 per share...........       (25)       (25)
  Retained deficit..........................................   (13,212)   (18,598)
                                                              --------   --------
         Total stockholders' equity (deficit)...............     3,309     (4,521)
                                                              --------   --------
         Total liabilities and stockholders' equity
          (deficit).........................................  $ 47,640   $ 38,970
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        AMEDISYS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                          (IN 000'S EXCEPT SHARE DATA)

                                                                 2001        2000        1999
                                                              ----------   ---------   ---------
INCOME:
  Net service revenues......................................  $  110,174   $  88,155   $  97,411
  Cost of service revenues..................................      49,046      41,468      46,890
                                                              ----------   ---------   ---------
          Gross margin......................................      61,128      46,687      50,521
                                                              ----------   ---------   ---------
GENERAL AND ADMINISTRATIVE EXPENSES:
  Salaries and benefits.....................................      30,495      29,038      30,089
  Other.....................................................      23,170      20,213      23,057
                                                              ----------   ---------   ---------
          Total general and administrative expenses.........      53,665      49,251      53,146
                                                              ----------   ---------   ---------
          Operating income (loss)...........................       7,463      (2,564)     (2,625)
                                                              ----------   ---------   ---------
OTHER INCOME (EXPENSE):
  Interest expense..........................................      (2,785)     (2,159)     (3,625)
  Interest income...........................................         328         249          66
  Miscellaneous.............................................         290         141      (1,160)
                                                              ----------   ---------   ---------
          Total other expense...............................      (2,167)     (1,769)     (4,719)
                                                              ----------   ---------   ---------
INCOME (LOSS) BEFORE INCOME TAXES, DISCONTINUED OPERATIONS,
  AND EXTRAORDINARY ITEM....................................       5,296      (4,333)     (7,344)
INCOME TAX (EXPENSE) BENEFIT (Note 8).......................        (220)      1,647       3,263
                                                              ----------   ---------   ---------
  Income (loss) before discontinued operations and
     extraordinary item.....................................       5,076      (2,686)     (4,081)
DISCONTINUED OPERATIONS:
  Loss from discontinued operations, net of income tax......        (566)     (3,281)       (784)
  Gain on dispositions, net of income tax...................         876       4,684       6,165
EXTRAORDINARY ITEM, NET OF INCOME TAX.......................          --       5,053          --
                                                              ----------   ---------   ---------
          Net income........................................  $    5,386   $   3,770   $   1,300
                                                              ==========   =========   =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -- BASIC (Note
  1)........................................................   5,941,000   4,336,000   3,093,000
                                                              ----------   ---------   ---------
BASIC EARNINGS PER COMMON SHARE (Note 1):
  Income (loss) before discontinued operations and
     extraordinary item.....................................  $     0.85   $   (0.62)  $   (1.32)
  Loss from discontinued operations, net of income tax......       (0.10)      (0.76)      (0.25)
  Gain on dispositions of discontinued operations, net of
     income tax.............................................        0.15        1.08        1.99
  Extraordinary item, net of income tax.....................          --        1.17          --
                                                              ----------   ---------   ---------
          Net income........................................  $     0.90   $    0.87   $    0.42
                                                              ==========   =========   =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -- DILUTED (Note
  1)........................................................   7,980,000   4,336,000   3,093,000
                                                              ----------   ---------   ---------
DILUTED EARNINGS PER COMMON SHARE (Note 1):
  Income (loss) before discontinued operations and
     extraordinary item.....................................  $     0.64   $   (0.62)  $   (1.32)
  Loss from discontinued operations, net of income tax......       (0.07)      (0.76)      (0.25)
  Gain on dispositions of discontinued operations, net of
     income tax.............................................        0.11        1.08        1.99
  Extraordinary item, net of income tax.....................          --        1.17          --
                                                              ----------   ---------   ---------
          Net income........................................  $     0.68   $    0.87   $    0.42
                                                              ==========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        AMEDISYS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                         (IN 000'S, EXCEPT SHARE DATA)

                                                                                                                    TOTAL
                                      COMMON STOCK       PREFERRED STOCK    ADDITIONAL              RETAINED    STOCKHOLDERS'
                                   ------------------   -----------------    PAID-IN     TREASURY   EARNINGS       EQUITY
                                    SHARES     AMOUNT    SHARES    AMOUNT    CAPITAL      STOCK     (DEFICIT)     (DEFICIT)
                                   ---------   ------   --------   ------   ----------   --------   ---------   -------------
BALANCE, December 31, 1998.......  3,064,918     $3      750,000    $ 1      $12,005       $(25)    $(23,668)     $(11,684)
  Issuance of stock for Employee
    Stock Purchase plan (Note
    10)..........................     37,701     --           --     --           69         --           --            69
  Issuance of stock in connection
    with 401(k) plan (Note 12)...     44,895     --           --     --          129         --           --           129
  Net income.....................         --     --           --     --           --         --        1,300         1,300
                                   ---------     --     --------    ---      -------       ----     --------      --------
BALANCE, December 31, 1999.......  3,147,514     $3      750,000    $ 1      $12,203       $(25)    $(22,368)     $(10,186)
  Issuance of stock for Employee
    Stock Purchase plan (Note
    10)..........................    317,494     --           --     --          625         --           --           625
  Issuance of stock in connection
    with 401(k) plan (Note 12)...    448,830      1           --     --          617         --           --           618
  Issuance of stock for
    bonuses......................    212,288     --           --     --          306         --           --           306
  Preferred stock conversion.....  1,200,000      1     (360,000)    --            1         --           --             2
  Issuance of warrants...........         --     --           --     --          344         --           --           344
  Net income.....................         --     --           --     --           --         --        3,770         3,770
                                   ---------     --     --------    ---      -------       ----     --------      --------
BALANCE, December 31, 2000.......  5,326,126     $5      390,000    $ 1      $14,096       $(25)    $(18,598)     $ (4,521)
  Issuance of stock for Employee
    Stock Purchase plan (Note
    10)..........................    156,663     --           --     --          675         --           --           675
  Issuance of stock in connection
    with 401(k) plan (Note 12)...    262,280      1           --     --        1,257         --           --         1,258
  Issuance of stock and stock
    options......................        470     --           --     --           74         --           --            74
  Exercise of stock options......    127,612     --           --     --          418         --           --           418
  Preferred stock conversion.....  1,300,001      1     (390,000)    (1)          (1)        --           --            (1)
  Exercise of warrants...........      5,000     --           --     --           20         --           --            20
  Net income.....................         --     --           --     --           --         --        5,386         5,386
                                   ---------     --     --------    ---      -------       ----     --------      --------
BALANCE, December 31, 2001.......  7,178,152     $7           --    $--      $16,539       $(25)    $(13,212)     $  3,309
                                   =========     ==     ========    ===      =======       ====     ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        AMEDISYS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                   (IN 000'S)

                                                                2001       2000       1999
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  5,386   $  3,770   $  1,300
Adjustments to reconcile net income to net cash provided
  (used) by operating activities --
    Depreciation and amortization...........................     3,439      2,872      3,068
    Provision for bad debts.................................     2,248      2,361      1,827
    Deferred revenue........................................    (1,589)    (2,119)    (2,119)
    Compensation expense due to issuance of stock and stock
       options..............................................        74         --         --
    Gain on disposal of assets..............................        --         --         (4)
    Gain on sale of discontinued operations.................    (1,738)    (5,086)    (7,764)
    Impairment of goodwill (Note 2).........................        --      1,771         --
    Minority interest.......................................       710       (339)         3
    Changes in assets and liabilities --
       Increase (decrease) in cash included in assets held
         for sale...........................................        20        201        (36)
       (Increase) decrease in accounts receivable...........    (6,078)     5,092     (9,981)
       (Increase) decrease in inventory and other current
         assets.............................................      (266)       235        546
       Decrease (increase) in other assets..................        56        545       (422)
       Increase (decrease) in accounts payable..............       687     (3,148)      (981)
       Increase in accrued expenses.........................     4,713        759      2,341
                                                              --------   --------   --------
         Net cash provided (used) by operating activities...     7,662      6,914    (12,222)
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, equipment.................        17        290        118
  Purchase of property and equipment........................   (13,424)      (338)      (947)
  Cash used in purchase acquisitions........................    (3,406)      (787)        --
  Proceeds from sale of discontinued operations.............     1,684      6,599     12,223
  Partnership distributions.................................      (745)        --         --
  Minority interest investment in subsidiary................       101        259         81
                                                              --------   --------   --------
         Net cash (used) provided by investing activities...   (15,773)     6,023     11,475
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) on line of credit agreements....     6,353     (2,418)       231
  Proceeds from issuance of notes payable and capital
    leases..................................................     8,147     10,725      1,152
  Payments on notes payable and capital leases..............    (5,434)   (20,687)    (2,732)
  Increase (decrease) in long-term Medicare liabilities.....    (5,095)     3,535      1,689
  Capitalized interest expense..............................        --      1,106      1,356
  Increase in long-term liabilities.........................       273         --         --
  Proceeds from issuance of stock...........................       438         --         --
  Issuance of warrants for extinguishment of debt...........        --        344         --
  Decrease in notes payable -- related parties..............       (10)        --         --
  (Increase) decrease in notes receivable -- related
    parties.................................................       (13)        --         89
                                                              --------   --------   --------
         Net cash provided (used) by financing activities...     4,659     (7,395)     1,785
                                                              --------   --------   --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........    (3,452)     5,542      1,038
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............     6,967      1,425        387
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $  3,515   $  6,967   $  1,425
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for --
    Interest................................................  $  2,843   $  1,194   $  2,573
                                                              ========   ========   ========
    Income taxes............................................  $    378   $     44   $     --
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        AMEDISYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Nature of Organization and Operations

     Amedisys, Inc. and Subsidiaries (the Company) is incorporated in the state of Delaware and operates in nine states including Louisiana, Tennessee, North Carolina, Georgia, Oklahoma, Alabama, Florida, Virginia, and South Carolina. The Company provides home health care nursing services. From 1999 to 2001, the Company disposed of its ambulatory surgery division and its infusion therapy division (see Note 2).

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

  Revenue Recognition

     The Company has agreements with third party payors that provide for payments to the Company at amounts different from its established rates. Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the Company's established rates or estimated reimbursement rates, as applicable. Allowances and contractual adjustments are recorded for the difference between the established rates and the amounts estimated to be payable by third parties and are deducted from gross revenues to determine net service revenues. Net service revenues are the estimated net amounts realizable from patients, third party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements.

     Prior to the implementation of the Medicare Prospective Payment System ("PPS") on October 1, 2000, reimbursement for home health care services to patients covered by the Medicare program was based on reimbursement of allowable costs subject to certain limits. Final reimbursement was determined after submission of annual cost reports and audits thereof by the fiscal intermediaries. Retroactive adjustments have been accrued on an estimated basis in the period the related services were rendered and will be adjusted in future periods as final settlements are determined. Settlements for cost report years ended 1999 and subsequent years, which are still subject to audit by the intermediary and the Department of Health and Human Services, are recorded in accounts receivable and long-term Medicare liabilities. Under the new PPS rules, annual cost reports are still required as a condition of participation in the Medicare program. However, there are no final settlements or retroactive adjustments.

     Under PPS, the Company is reimbursed from Medicare based on episodes of care. An episode of care is defined as a length of care up to sixty days with multiple continuous episodes allowed. At the onset of PPS, the standard episode payment was established at $2,115 per episode, to be adjusted by a case mix adjuster consisting of eighty (80) home health resource groups ("HHRG") and the applicable geographic wage index. Effective October 1, 2001, the standard episode payment was increased to $2,274. The services covered by the episode payment include all disciplines of care, in addition to medical supplies, within the scope of the home health benefit. The standard episode payment may be subject to further individual adjustments due to low or

                        AMEDISYS, INC. AND SUBSIDIARIES
high utilization, intervening events and other factors. Providers are allowed to make a request for anticipated payment at the start of care equal to 60% of the expected payment for the initial episode and 50% for each subsequent episode. The remaining balance due to the provider is paid following the submission of the final claim at the end of the episode. Revenue is recognized when services are provided based on the number of visits performed during the episode using a weighted average revenue per visit. Costs are recognized as services are rendered.

  Cash and Cash Equivalents

     For purposes of reporting cash flows, cash includes certificates of deposit and all highly liquid debt instruments with maturities of three months or less when purchased.

  Inventory

     Inventory consists of medical supplies that are utilized in the treatment and care of home health patients. Inventory is stated at the lower of cost (first-in, first-out method) or market.

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

     Capital leases, primarily consisting of computer equipment and phone systems, are included in property and equipment. Capital leases are recorded at the present value of the future rentals at lease inception and are generally amortized over the lesser of the applicable lease term or the useful life of the equipment.

     For financial reporting purposes, depreciation and amortization of property and equipment including those subject to capital leases ($1,948,000 in 2001, $1,569,000 in 2000, and $1,718,000 in 1999) is included in other general and administrative expenses and is provided utilizing the straight-line method based upon the following estimated useful service lives:

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

     In July 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Statement No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. The purchase method of accounting is required to be used for all business combinations initiated after June 30, 2001. SFAS 141 also requires separate recognition of intangible assets acquired in business combinations that meet certain criteria.

                        AMEDISYS, INC. AND SUBSIDIARIES

     In July 2001, the FASB issued Financial Accounting Standards Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which is effective January 1, 2002. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if circumstances indicate potential impairment. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives. For goodwill and indefinite-lived intangible assets acquired prior to July 1, 2001, goodwill will continue to be amortized through the remainder of 2001 at which time amortization will cease and a transitional goodwill impairment test will be performed. Any impairment charges resulting from the initial application of the new rules would be classified as a cumulative change in accounting principle. The Company is in the process of completing its evaluation of any goodwill impairment that is required with the adoption of the SFAS No. 142. The Company, however, does not believe that its existing goodwill balances are impaired under the new standards. Included in general and administrative expenses in the accompanying consolidated statements of operations is goodwill amortization expense as follows (in 000's):

                                                              2001     2000     1999
                                                             ------   ------   ------
Goodwill amortization expense..............................  $1,234   $1,003   $1,036

  Deferred Revenue

     On November 3, 1998, the Company and CPII Acquisition Corp. ("CPII") entered into an Asset Purchase Agreement whereby the Company sold certain of the assets, subject to the assumption of certain liabilities, of its proprietary software system and home health care management division to CPII in exchange for $11,000,000 cash. An affiliate of CPII utilized the assets to provide certain management services to the Company's home health agencies. Due to the Company's continuing involvement with the assets sold, the gain on the sale of the software system totaling $10,593,000 was deferred and was being amortized over the five-year term of the management services agreement. The unamortized gain at December 31, 2000 and 1999 was reflected as deferred revenue in the accompanying consolidated balance sheets. Effective October 1, 2001, the Company terminated its management services agreement and entered into a Software License Agreement that has been accounted for as a capital lease in the accompanying consolidated balance sheets as of December 31, 2001. The unamortized gain as of September 30, 2001 of $4,414,000 has been offset against the capitalized value of the software lease and is included in Property and Equipment, net in the accompanying consolidated balance sheets.

  Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of

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

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 144 also supersedes certain aspects of APB 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, certain dispositions may now qualify for discontinued operations treatment.

                        AMEDISYS, INC. AND SUBSIDIARIES

The provisions of SFAS 144 are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement is not expected to have any effect on the Company's financial statements upon adoption.

  Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which was amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB 133". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the consolidated balance sheet as either an asset or liability measured at its fair value. The adoption of this accounting pronouncement did not have a material effect on the Company's financial position or results of operations at December 31, 2001 and 2000 as the Company does not engage in derivative financial instruments.

  Accounting for Asset Retirement Obligations

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which requires recording the fair value of a liability for an asset retirement obligation in the period incurred. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. Upon adoption of SFAS 143, the Company would be required to use a cumulative effect approach to recognize transition amounts for any existing retirement obligation liabilities, asset retirement costs and accumulated depreciation. The Company does not have any asset retirement obligations; therefore, adoption of this statement is not applicable to the Company.

  Extraordinary Gain

     On December 28, 2000, the Company entered into a loan agreement with NPF Capital, Inc. ("NPF") for a principal sum of up to $11,725,000. At execution, NPF paid $9,000,000 directly to Columbia/HCA for the benefit of the Company. The Company also financed $725,000 of debt issue costs under this agreement, with the remaining unfunded portion of $2,000,000 available for future acquisitions. Simultaneously, Amedisys entered into a Termination Agreement with Columbia/HCA relating to the note payable ("HCA Note"). The Termination Agreement with Columbia/HCA was effective October 1, 2000. The Termination Agreement related to that certain Credit Agreement dated November 16, 1998 and that certain promissory note dated December 1, 1998 as modified by that certain Loan Modification Agreement dated September 30, 1999. As part of this agreement, the HCA Note, which carried a balance (including accrued interest) of $16.6 million at September 30, 2000, was terminated effective October 1, 2000 for a cash payment of $9,000,000 and the execution of a warrant agreement that allows Columbia/HCA to purchase up to 200,000 shares of Amedisys' Common Stock, subject to certain conditions. These warrants have an estimated value of $344,000. As a result of these transactions, the Company recorded an extraordinary gain of $5.1 million, net of taxes, in the fourth quarter of 2000.

  Net Income Per Common Share

     Earnings per common share are based on the weighted average number of shares outstanding during the period. There was no difference between basic and diluted weighted average common shares outstanding for the years ended December 31, 2000 and 1999. The effect of stock options (732,521 and 468,521 common shares for the years ended December 31, 2000 and 1999, respectively) and preferred shares (390,000 preferred shares convertible into 1.3 million common shares and 750,000 preferred shares convertible into 2.5 million common shares for the years ended December 31, 2000 and 1999, respectively) were anti-dilutive (see

                        AMEDISYS, INC. AND SUBSIDIARIES

Note 10). The following table sets forth the computation of basic and diluted net income per common share for the years ended December 31, 2001, 2000, and 1999 including the results of discontinued operations (in 000's except per share data).

                                                            2001      2000      1999
                                                           ------    ------    ------
Basic Net Income per Share:
  Net Income...........................................    $5,386    $3,770    $1,300
                                                           ======    ======    ======
  Weighted Average Number of Shares Outstanding........     5,941     4,336     3,093
                                                           ------    ------    ------
  Net Income per Common Share -- Basic.................    $ 0.90    $ 0.87    $ 0.42
                                                           ======    ======    ======
Diluted Net Income per Share:
  Net Income...........................................    $5,386    $3,770    $1,300
                                                           ======    ======    ======
  Weighted Average Number of Shares Outstanding........     5,941     4,336     3,093
  Effect of Dilutive Securities:
     Stock Options.....................................       737        --        --
     Warrants..........................................       263        --        --
     Convertible Preferred Shares......................     1,039        --        --
                                                           ------    ------    ------
  Average Shares -- Diluted............................     7,980     4,336     3,093
                                                           ------    ------    ------
  Net Income per Common Share -- Diluted...............    $ 0.68    $ 0.87    $ 0.42
                                                           ======    ======    ======

2. ACQUISITIONS AND DISPOSITIONS:

  Acquisitions:

  NORTHWEST HOME HEALTH, INC.

     Effective October 1, 2000, the Company acquired through its wholly-owned subsidiary Amedisys Northwest Home Health, Inc. certain assets and liabilities of Northwest Home Health Agency, Inc. and Georgia Mountains Homecare Services, Inc. (collectively, "Northwest"). The purchase price amounted to the assumption of certain liabilities. In connection with this acquisition, the Company recorded $1,148,000 of goodwill.

  MID-FLORIDA HOME HEALTH SERVICES

     Effective November 17, 2000, the Company acquired through its wholly-owned subsidiary Amedisys Home Health Inc. of Florida certain assets and liabilities of Mid-Florida Home Health Services from Winter Haven Hospital, Inc. In consideration for the acquired assets and liabilities, the Company paid $975,000 cash (less the value of paid time off) at the time of closing and executed a promissory note in the amount of $975,000 bearing interest of 7%, payable in 36 monthly principal and interest installments. In connection with this acquisition, the Company recorded $1,554,000 of goodwill.

  SETON HOME HEALTH SERVICES, INC.

     Effective March 1, 2001, the Company acquired, through its wholly-owned subsidiary Amedisys Home Health, Inc. of Alabama, certain assets and liabilities of Seton Home Health Services, Inc. ("Seton") from Seton Health Corporation of North Alabama associated with their operations in Mobile and Fairhope, Alabama. In consideration for the acquired assets and liabilities, the Company paid $440,000 cash, which represents a purchase price of $475,000 less the value of accrued vacation obligations. In connection with this acquisition, the Company recorded $448,000 of goodwill.

                        AMEDISYS, INC. AND SUBSIDIARIES

     Effective April 6, 2001, the Company acquired, through its wholly-owned subsidiary Amedisys Home Health, Inc. of Alabama, certain additional assets and liabilities of Seton from Seton Health Corporation of North Alabama associated with their operations in Birmingham, Tuscaloosa, Anniston, Greensboro, and Reform, Alabama. In consideration for the acquired assets and liabilities, the Company paid $2,216,000 cash, which represents a purchase price of $2,325,000 less the value of accrued vacation obligations. In connection with this acquisition, the Company recorded $2,235,000 of goodwill.

  HEALTHCALLS PROFESSIONAL HOME HEALTH SERVICES

     Effective June 11, 2001, the Company acquired from East Cooper Community Hospital, Inc. certain assets and liabilities of HealthCalls Professional Home Health Services. In consideration for the acquired assets and liabilities, the Company paid $750,000 cash. In connection with this acquisition, the Company recorded $726,000 of goodwill.

     Each of the above acquisitions was accounted for as a purchase.

  Dispositions:

     In August 1999, the Company adopted a formal plan to divest of all of its interests in its outpatient surgery and infusion therapy divisions. The Company's strategic plan was to become a focused home health nursing company. As of December 31, 2001, the Company has completed the divestiture of both its infusion therapy division and ambulatory surgery division. A discussion of the sales that have occurred since the adoption of the plan is as follows.

  AMEDISYS SURGERY CENTERS, LC

     Effective September 1, 1999, by an Asset Purchase Agreement, the Company sold certain assets, subject to the assumption of certain liabilities, of its wholly-owned subsidiary, Amedisys Surgery Centers, LC ("ASC"), to United Surgical Partners International, Inc. ("USP"). The assets and liabilities sold related to two free-standing outpatient surgery centers operated by ASC, Amedisys Surgery Center of Pasadena and Amedisys Surgery Center of South Houston (the "Surgery Centers"). In consideration for the assets of the Surgery Centers, ASC received $11,000,000. The Company recorded a pre-tax gain of $9,417,000 in 1999 as a result of this transaction.

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

     On August 9, 2000, the Company through its wholly-owned subsidiaries, Amedisys Alternate-Site Infusion Therapy Services, Inc. ("AASI") and PRN, Inc. ("PRN"), sold, by a Bill of Sale and Asset Purchase Agreement, certain assets, subject to the assumption of certain liabilities, of AASI and PRN, to Park Infusion Services, LP. The transaction had an effective date of August 1, 2000. Subject to certain post-closing adjustments, the Company received $1,750,000, calculated using a multiple of EBITDA. The Company recorded a pre-tax gain of $1,114,000 as a result of this transaction in the quarter ended September 30, 2000.

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

HAMMOND SURGICAL CARE CENTER, LC

     Effective September 7, 2001, the Company, its wholly-owned subsidiary ASC, its 56% owned subsidiary Hammond Surgical Care Center, LC d/b/a St. Luke's SurgiCenter ("St. Luke's"), and Surgery Center of Hammond, LLC ("Surgery Center") entered into an agreement for the purchase and sale of the operations and assets of St. Luke's, an outpatient surgery center located in Hammond, Louisiana, to Surgery Center. The sales price of $2,850,000 was paid at closing and distributed in the following manner: $1,066,000 paid directly to debtors of St. Luke's relating to existing debt obligations, $1,684,000 paid to St. Luke's, and $100,000 in cash to be released upon the determination of the value of working capital transferred. Subsequent to the sale, St. Luke's made partnership distributions of $1,693,000 of which the Company received $948,000 and the physician investors received $745,000. The agreement stipulated a required level of working capital, defined as patient accounts receivable less trade accounts payable, of $430,000 to be conveyed at closing. Any amount in excess of $430,000 will be returned to St. Luke's, and any amount less than $430,000 will be payable by St. Luke's to Surgery Center. The Company and its affiliates had no material relationship with Surgery Center prior to this transaction. In the accompanying Consolidated Statements of Operations, the Company recorded a pre-tax gain of $1,738,000, offset by minority interest expense of $672,000, resulting in a net pre-tax gain of $1,066,000 in the quarter ended September 30, 2001.

                        AMEDISYS, INC. AND SUBSIDIARIES

3. PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following as of December 31, 2001 and 2000 (in 000's):

                                                               2001      2000
                                                              -------   -------
Land........................................................  $    58   $    58
Buildings and leasehold improvements........................      214       195
Equipment, furniture and vehicles...........................   10,390     7,840
Computer software...........................................    4,693       205
                                                              -------   -------
                                                               15,355     8,298
Less: Accumulated depreciation..............................   (5,065)   (4,682)
                                                              -------   -------
                                                               10,290     3,616
Net Property and equipment included in Long-term Assets Held
  for Sale..................................................       --      (681)
                                                              -------   -------
Total property and equipment................................  $10,290   $ 2,935
                                                              =======   =======

4. OTHER ASSETS:

     Other assets include the following as of December 31, 2001 and 2000 (in 000's):

                                                               2001      2000
                                                              -------   -------
Notes Receivable............................................  $    --   $   221
Goodwill, net of accumulated amortization of $4,314 and
  $3,080....................................................   22,216    20,159
Deposits and Other..........................................       72       155
                                                              -------   -------
                                                               22,288    20,535
Included in Long-term Assets Held for Sale..................       --      (109)
                                                              -------   -------
Total Other Assets..........................................  $22,288   $20,426
                                                              =======   =======

5. NOTES PAYABLE:

     Notes payable as of December 31, 2001 consists primarily of an asset-based line of credit with availability, depending on collateral, of up to $25 million with National Century Financial Enterprises, Inc. ("NCFE") and borrowings under a revolving bank line of credit of up to $2,500,000. The NCFE $25 million asset-based line of credit, which expires December, 2003, is collateralized by eligible accounts receivable of the home health care nursing division. Eligible receivables are defined as receivables, exclusive of workers' compensation and self-pay, that are aged less than 181 days. The effective interest rate on this line of credit which had outstanding balances at December 31, 2001 and 2000 of $8,593,000 and $2,952,000, respectively, was 11.00% and 15.29% for the years ended December 31, 2001 and 2000, respectively. The revolving bank line of credit of $2,500,000 bears interest at the Bank One Prime Floating Rate, which was 4.75% and 9.5% at December 31, 2001 and 2000, respectively. The bank line of credit expires September 21, 2002 and is collateralized by $2.5 million cash. At December 31, 2001 and 2000, there was a balance outstanding of $712,000 and $0, respectively.

                        AMEDISYS, INC. AND SUBSIDIARIES

6. LONG-TERM DEBT:

     Long-term debt consists primarily of notes payable to banks and other financial institutions that are due in monthly installments through 2005. Long-term debt includes the following as of December 31, 2001 and 2000 (in 000's):

LENDER:                                                        2001      2000
-------                                                       -------   -------
Notes payable to finance and equipment companies -- interest
  ranging from 5.50-10.50%..................................  $10,946   $13,880
Less current portion:
  Current portion of long-term debt.........................   (5,355)   (3,379)
  Included in current liabilities held for sale.............       --      (192)
  Included in long-term liabilities held for sale...........       --      (966)
                                                              -------   -------
Long-term debt..............................................  $ 5,591   $ 9,343
                                                              =======   =======

     These borrowings are secured by furniture, fixtures, and computer equipment. Maturities of debt as of December 31, 2001 are as follows (in 000's):

YEAR ENDED
----------
December 31, 2002...........................................  $5,355
December 31, 2003...........................................   5,273
December 31, 2004...........................................     285
December 31, 2005...........................................      33
Thereafter..................................................      --

     The fair value of long-term debt as of December 31, 2001 and 2000, estimated based on the Company's current borrowing rate of 11.0% and 15.3%, at December 31, 2001 and 2000, respectively, was approximately $10,719,000 and $12,875,000, respectively.

7. CAPITAL LEASES:

     The Company acquired certain equipment under capital leases for which the related liabilities have been recorded at the present value of future minimum lease payments due under the leases. The present minimum lease payments under the capital leases and the net present value of future minimum lease payments are as follows (in 000's):

YEAR ENDED
----------
December 31, 2002...........................................  $2,558
December 31, 2003...........................................   2,446
Thereafter..................................................     901
                                                              ------
Total future minimum lease payments.........................   5,905
Amount representing interest................................    (306)
                                                              ------
  Present value of future minimum lease payments............   5,599
                                                              ------
Current portion:
  Included in current portion of obligations under Capital
     leases.................................................  (2,391)
                                                              ------
Obligations under capital leases............................  $3,208
                                                              ======

                        AMEDISYS, INC. AND SUBSIDIARIES

8. INCOME TAXES:

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

     The total provision for income taxes consists of the following for the years ended December 31, 2001, 2000 and 1999 (in 000's):

                                                              2001   2000   1999
                                                              ----   ----   ----
Current portion.............................................  $410   $200   $383
Deferred portion............................................    --     --     --
                                                              ----   ----   ----
                                                              $410   $200   $383
                                                              ====   ====   ====

     Total income tax expense (benefit) is included in the following financial statement captions for the years ended December 31, 2001, 2000 and 1999 (in 000's):

                                                             2001    2000      1999
                                                             ----   -------   -------
Continuing operations......................................  $220   $(1,647)  $(3,263)
Discontinued operations:
  Loss from discontinued operations........................    --        --        88
  Gain on disposition of discontinued operations...........   190       402     3,558
Extraordinary item.........................................    --     1,445        --
                                                             ----   -------   -------
                                                             $410   $   200   $   383
                                                             ====   =======   =======

     Net deferred tax assets consist of the following components as of December 31, 2001 and 2000 (in 000's):

                                                               2001      2000
                                                              -------   -------
Deferred tax assets:
  NOL carryforward..........................................  $ 1,066   $ 1,561
  Allowance for doubtful accounts...........................      847       538
  Property and equipment....................................      371        --
  Self-insurance reserves...................................      618       618
  Deferred revenue..........................................       --     2,281
  Losses of consolidated subsidiaries not consolidated for
     tax purposes, expiring beginning in 2010...............      144       208
  Expenses not currently deductible for tax purposes........      606       746
  Other.....................................................      100        65
Deferred tax liabilities:
  Amortization of intangible assets.........................   (1,165)   (1,005)
  Property and equipment....................................       --      (999)
  Net liability for cash basis partnership for tax reporting
     purposes...............................................       --      (249)
Less: Valuation allowance...................................   (2,587)   (3,764)
                                                              -------   -------
                                                              $    --   $    --
                                                              =======   =======

                        AMEDISYS, INC. AND SUBSIDIARIES

     The valuation allowance was recorded against net deferred tax assets due to the significant operating losses incurred by the Company during 2000 and 1999. The NOL carryforward expires in 2020.

     Total tax expense (benefit) on income before taxes resulted in effective tax rates that differed from the federal statutory income tax rate. A reconciliation of these rates is as follows for 2001, 2000 and 1999:

                                                              2001   2000   1999
                                                              ----   ----   ----
Income taxes computed on federal statutory rate.............   35%    38%    35%
State income taxes and other................................    8      3     23
Valuation allowance.........................................  (36)   (39)   (40)
Nondeductible expenses and other............................   --      1      5
                                                              ---    ---    ---
     Total..................................................    7%     3%    23%
                                                              ===    ===    ===

9. RELATED PARTY TRANSACTIONS:

  Notes Receivable

     Notes receivable from related parties at December 31, 2001 of $13,000 consists of payments made to an executive officer in accordance with a loan agreement. The loan agreement, which bears interest at 6% annually, provides for monthly payments beginning October 1, 2001 and ending July 1, 2003 for a cumulative principal sum not to exceed $102,000.

  Notes Payable

     Notes payable to related parties at December 31, 2000 consists of unsecured notes to certain stockholders of the Company amounting to $10,000 that were due on demand and bear interest at rates from 0%-12%.

  Other

     The Company paid consulting fees to stockholders of $75,000, $63,000, and $125,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company paid vendors related to executive officers $580,000, $278,000, and $277,000 for the years ended December 31, 2001, 2000, and 1999, respectively, for goods and services. The Company believes the fees paid for these goods and services approximated fair market value.

10. CAPITAL STOCK:

  Preferred Stock

     In December 1997, the Company completed a private placement of 400,000 shares of $.001 par value convertible preferred stock pursuant to Regulation D of the Securities Act of 1933 at $10 per share for gross proceeds of $4 million. The Company used the proceeds of this placement to fund acquisitions and accelerate the growth of its network of outpatient health care services, including home health care offices, infusion therapy sites and outpatient surgery centers. Under the original placement agreement, these shares were initially convertible into 864,865 shares of common stock which is equivalent to $4.625 per share. On March 3, 1998, the Company completed a secondary phase of its private placement of preferred stock and issued an additional 350,000 shares for gross proceeds of $3.5 million. These shares were initially convertible into 756,757 shares of common stock which is equivalent to $4.625 per share. Warrants to purchase 52,500 shares of preferred stock at $10 per share, convertible into 113,514 shares of common stock, were issued to the placement agent, Hudson Capital Partners, L.P., in connection with the offering. Effective February 16, 1999, the Company amended the conversion terms through Preferred Stock Conversion Agreements. The conversion rate was reduced to $3.00 per common share in exchange for an agreement by these shareholders not to

                        AMEDISYS, INC. AND SUBSIDIARIES
sell, transfer or otherwise dispose of any Company securities until December 31, 1999. Under this conversion agreement, the 750,000 preferred shares are convertible into 2,500,000 common shares. During 2000, eight preferred shareholders converted a total of 360,000 preferred shares into 1,200,000 common shares. During 2001, the remaining preferred shareholders converted 390,000 preferred shares into 1,300,000 common shares. As of December 31, 2001, the Company has no outstanding preferred stock.

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

     The Company's Directors' Stock Option Plan ("the Directors' Plan") provides stock options to directors. The Directors' Plan is administered by the Board of Directors in accordance with the provisions of the Directors' Plan. Each option granted under the Directors' Plan is to be convertible into one share of common stock, unless adjusted in accordance with the provisions of the Directors' Plan. Options may be granted for a number of shares not to exceed, in the aggregate, 250,000 shares of common stock. The option price is to be the fair market value, which is the closing price of a share of common stock on the last preceding business day prior to the date as to which fair market value is being determined, or on the next preceding business day on which such common stock is traded, if no shares of common stock were traded on such date. Each option vests ratably over a two to three year period and may be exercised during a period not to exceed ten years from the date such option is granted.

                        AMEDISYS, INC. AND SUBSIDIARIES

     A summary of the Company's stock options as of December 31, 2001, 2000 and 1999 and changes during each of the years then ended is as follows:

                                   2001                       2000                       1999
                          -----------------------    -----------------------    -----------------------
                                      WGTD. AVG.                 WGTD. AVG.                 WGTD. AVG.
                           SHARES     EXER. PRICE     SHARES     EXER. PRICE     SHARES     EXER. PRICE
                          --------    -----------    --------    -----------    --------    -----------
Outstanding at beginning
  of year...............   846,271       $3.72        897,771       $3.84        462,051       $6.11
Granted.................   238,960        5.68        105,000        4.05        866,772        3.43
Exercised...............  (127,612)       3.28             --          --             --          --
Cancelled, forfeited or
  expired...............   (38,586)       3.86       (156,500)       4.09       (431,052)       5.50
                          --------       -----       --------       -----       --------       -----
Outstanding at end of
  year..................   919,033       $4.25        846,271       $3.72        897,771       $3.84
                          ========       =====       ========       =====       ========       =====
Exercisable at end of
  year..................   756,353       $3.96        732,521       $3.68        468,521       $4.34
                          ========       =====       ========       =====       ========       =====
Weighted average fair
  value of options
  granted during the
  year..................                 $5.66                      $3.74                      $1.34
                                         =====                      =====                      =====

     Of the 162,680 options outstanding but not exercisable at December 31, 2001, 146,430 become exercisable in 2002 and 16,250 in 2003.

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                              OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                 ---------------------------------------------    -------------------------
                                   NUMBER                                           NUMBER
                                 OUTSTANDING       WGTD. AVG.       WGTD. AVG.    EXERCISABLE    WGTD. AVG.
                                     AT            REMAINING         EXERCISE         AT          EXERCISE
RANGE OF EXERCISE PRICES          12/31/01      CONTRACTUAL LIFE      PRICE        12/31/01        PRICE
------------------------         -----------    ----------------    ----------    -----------    ----------
$3.00 -- $6.75...............      919,033            6.42            $4.25         756,353        $3.96

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

     At December 31, 2001, the Company had the following warrants outstanding:

WARRANTS OUTSTANDING                                                 PRICE
--------------------                                                 -----
     175,000......................................................   $3.00
      30,000......................................................    4.00
      50,000......................................................    5.00
       4,000......................................................    6.25
      30,720......................................................    6.93
      -------
     289,720
      =======

     The fair value of each option and warrant granted during the periods presented is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of a range of 112.23% to 117.30% for options issued in 2001, a range of 112.62% to

                        AMEDISYS, INC. AND SUBSIDIARIES

130.87% for options issued in 2000, and a range of 99.8% to 114.4% for options issued in 1999, (iii) risk-free interest rate of a range of 4.68% to 5.49% in 2001, a range of 5.31% to 7.03% in 2000, and a range of 5.80% to 6.21% in 1999, and (iv) expected life of 3 to 9 years.

     Had compensation cost for the Company's options awarded in 1995 or later been determined consistent with SFAS 123, the Company's net income, net income applicable to common stockholders and net income per common share for 2001, 2000 and 1999 would approximate the pro forma amounts below (in 000's, except per share amounts):

                                     2001                   2000                   1999
                             --------------------   --------------------   --------------------
                                AS                     AS                     AS
                             REPORTED   PRO FORMA   REPORTED   PRO FORMA   REPORTED   PRO FORMA
                             --------   ---------   --------   ---------   --------   ---------
Net income.................   $5,386     $4,612      $3,770     $3,014      $1,300      $ 882
                              ======     ======      ======     ======      ======      =====
Basic earnings per common
  share....................   $ 0.90     $ 0.78      $ 0.87     $ 0.70      $ 0.42      $0.29
                              ======     ======      ======     ======      ======      =====
Diluted earnings per common
  share....................   $ 0.68     $ 0.58      $ 0.87     $ 0.70      $ 0.42      $0.29
                              ======     ======      ======     ======      ======      =====

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards made prior to 1995. Additional awards in future years are anticipated.

  Amedisys Specialized Medical Services, Inc. (ASM) Employee Stock Ownership
  Plan

     ASM, a wholly owned subsidiary, developed an Employee Stock Ownership Plan ("ESOP") effective January 1, 1997 to enable participating employees of ASM to share in the ownership of ASM. Under the ESOP, the Company may make annual contributions to a trust for the benefit of eligible employees, in the form of either cash or common stock of ASM. The amount of the annual contribution is discretionary. No contributions were made for the years ended December 31, 2001, 2000, and 1999.

  Employee Stock Purchase Plan

     The Company has a plan whereby eligible employees may purchase the Company's common stock at 85% of the lower of the market price at the time of grant or the time of purchase. There are 1,000,000 shares reserved for this plan. At December 31, 2001, there were 454,915 shares available for future offerings. A summary of the shares issued since the inception of the plan is as follows:

EMPLOYEE STOCK PURCHASE PLAN PERIOD                           SHARES ISSUED   PRICE
-----------------------------------                           -------------   -----
August 1, 1998 to December 31, 1998.........................       4,489      $2.44
January 1, 1999 to June 30, 1999............................      30,822       1.70
July 1, 1999 to December 31, 1999...........................      53,524       1.69
January 1, 2000 to June 30, 2000............................      70,899       1.17
July 1, 2000 to September 30, 2000..........................     192,671       2.50
October 1, 2000 to December 31, 2000........................      43,198       3.61
January 1, 2001 to March 31, 2001...........................      41,024       3.69
April 1, 2001 to June 30, 2001..............................      31,394       5.10
July 1, 2001 to September 30, 2001..........................      41,047       5.10
October 1, 2001 to December 1, 2001.........................      36,017       5.02
                                                                 -------
                                                                 545,085
                                                                 =======

                        AMEDISYS, INC. AND SUBSIDIARIES

11. COMMITMENTS AND CONTINGENCIES:

  Legal Proceedings

     From time to time, the Company and its subsidiaries are defendants in lawsuits arising in the ordinary course of the Company's business. While the outcome of these lawsuits cannot be predicted with certainty, management believes that the resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

     The Company filed a lawsuit against Mr. James P. Cefaratti, the Company's former President and Chief Operations Officer, alleging various negligent actions which constituted breaches of fiduciary duty owed to the Company and its stockholders. The Company was seeking unspecified damages incurred as a result of the alleged negligent actions and all other appropriate relief. On December 7, 1998, Mr. Cefaratti filed a lawsuit naming the Company as a defendant and claimed that he was terminated in violation of an alleged employment contract. The lawsuit with Mr. Cefaratti was settled out of court during 2001 for a confidential amount and is no longer pending.

     Other ex-employees of the Company filed lawsuits against the Company claiming breaches of alleged employment contracts including Ms. Judi M. McQueary, the former President of the Company's managed care division, and Mr. William G. Hardee, the former Vice President of the Company's southeastern alternate site infusion division (both filed on December 11, 1998). These lawsuits were settled out of court and are no longer pending.

     Alliance Home Health, Inc. ("Alliance"), a wholly-owned subsidiary of the Company (which was acquired in 1998 and ceased operations in 1999), filed for Chapter 7 Federal bankruptcy protection with the United States Bankruptcy Court in the Northern District of Oklahoma on September 29, 2000. A trustee was appointed for Alliance in 2001. The accompanying consolidated financial statements continue to include the net liabilities of Alliance of $4.2 million until the contingencies associated with the liabilities are resolved.

     On August 23 and October 4, 2001, two suits were filed against the Company and three of its executive officers in the United States District Court for the Middle District of Louisiana by individuals purportedly as class actions on behalf of all purchasers of Amedisys stock between November 15, 2000 and June 13, 2001. The suits, which have now been consolidated, seek damages based on the decline in Amedisys' stock price following an announced restatement of earnings for the fourth quarter of 2000 and first quarter of 2001, claiming that the defendants knew or were reckless in not knowing the facts giving rise to the restatement. The Company intends to seek dismissal of these claims and, if they are not dismissed, to vigorously defend them.

  Medicare Reimbursement Reductions

     With the introduction of PPS, the method of reimbursement under the Medicare program was changed from a cost-based reimbursement system to a prospective payment system based on episodes of care. An episode of care is defined as a length of care up to sixty days with multiple continuous episodes allowed. At the beginning of PPS on October 1, 2000, the standard episode payment was established at $2,115 per episode, to be adjusted by certain factors and intervening events. In December 2000, Congress passed the Benefits Improvement Protection Act ("BIPA"), which provided additional funding to healthcare providers. BIPA provided for the following: (i) a one-year delay in applying the budgeted 15% reduction on payment limits, (ii) the restoration of a full home health market basket update for episodes ending on or after April 1, 2001 and before October 1, 2001 resulting in an increase to revenues of 2.2%, and (iii) a 10% increase, beginning April 1, 2001 and extending for a period of twenty four months, for home health services provided in a rural area. Effective October 1, 2001 with the beginning of federal fiscal year 2002, the standard episode payment was increased to $2,274. Currently, the delay in the budgeted 15% reduction in payment limits resulting from BIPA will expire September 30, 2002. There is ongoing debate and discussion at the congressional level

                        AMEDISYS, INC. AND SUBSIDIARIES
concerning the scheduled payment reduction which was further intensified with the recommendation by the Medicare Payment Advisory Committee to eliminate the budgeted 15% payment reduction.

  Legislation

     The healthcare industry is subject to numerous laws and regulations of Federal, state, and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Government activity has increased with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers. Violations of these laws and regulations could result in expulsion from government healthcare programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Management believes that the Company is in compliance with all state and Federal legal provisions concerning fraud and abuse as well as other applicable government laws and regulations. While no material regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time.

     The Health Insurance Portability and Accountability Act ("HIPAA") was enacted August 21, 1996 to assure health insurance portability, reduce healthcare fraud and abuse, guarantee security and privacy of health information and enforce standards for health information. Organizations are required to be in compliance with certain HIPAA provisions beginning October 2002. Provisions not yet finalized are required to be implemented two years after the effective date of the regulation. Organizations are subject to significant fines and penalties if found not to be compliant with the provisions outlined in the regulations. Management is in the process of evaluating the impact of this legislation on its operations including future financial commitments and operational enhancements that will be required to comply with the legislation.

  Leases

     The Company and its subsidiaries have leased office space at various locations under non-cancelable agreements which expire between March 21, 2002 and October 31, 2006, and require various minimum annual rentals. Total minimum rental commitments at December 31, 2001 are due as follows (in 000's):

2002........................................................  $3,266
2003........................................................   2,278
2004........................................................     885
2005........................................................     507
2006........................................................      92
Thereafter..................................................      --

     Rent expense for all non-cancelable operating leases was $3,729,000, $4,040,000, and $4,860,000 for the years ended December 31, 2001, 2000, and
1999, respectively.

  Management and License Agreement

     On November 2, 1998, the Company and CareSouth Home Health Services, Inc. ("CareSouth"), an affiliate of CPII Acquisition Corp., entered into agreements under which CareSouth agreed to provide payroll processing, billing services, collection services, cost reporting services and software maintenance and support for the Company's home health agencies with a consolidated fee structure. Under the consolidated fee structure, fees are collected for services provided on a per visit basis, which may be adjusted depending on the cumulative number of annual visits. Effective September 1, 1999, the management agreement was amended to exclude cost reporting services and software maintenance and support for a corresponding decrease in

                        AMEDISYS, INC. AND SUBSIDIARIES
professional fees. The Company paid CareSouth $475,000 per month through September, 2001 under this amended agreement. Effective October 1, 2001, the Company terminated the management agreement. In connection with this termination, the Company entered into a Software License Agreement ("License Agreement") with CareSouth for the use of a home health care billing and collections software system. The License Agreement, which expires May 1, 2004, provided for a $2,000,000 cash payment at signing, monthly payments beginning October 1, 2001 of $178,226 through May, 2004, and a $1,000,000 cash payment, included in Other Accrued Expenses in the accompanying consolidated balance sheets, due on or before February 28, 2002. At the expiration of the License Agreement, the Company has the option to acquire the software system for $1.00, and consequently, the Company has accounted for this lease as a capital lease obligation.

  Self-Funded Insurance Plans

     During 1995, the Company became self-insured for workers' compensation claims in the State of Louisiana up to certain policy limits. Claims in excess of $200,000 per incident and $1,300,000 in the aggregate over a two-year policy period were insured by third party reinsurers. In connection with the self-insurance plan and as required by the State of Louisiana, the Company issued a $175,000 letter of credit in favor of the Louisiana Department of Labor, which expired February, 1998, and was renewed to February, 2003. In January 1999, the Company changed from a self-insured workers' compensation plan to a fully insured, guaranteed cost plan.

     The Company currently has a letter of credit with Bank One for $825,000 secured in full by cash relating to its workers' compensation plan for the plan year December 31, 2000 through December 31, 2001 which expires January 3, 2003.

     The Company is self-insured for health claims up to certain policy limits. Claims in excess of $100,000 per incident are insured by third party reinsurers. The Company has accrued a liability of approximately $905,000 and $708,000 at December 31, 2001 and 2000, respectively, for both outstanding and incurred but not reported claims based on historical experience.

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

12. 401(k) BENEFIT PLAN:

     The Company adopted a plan qualified under Section 401(k) of the Internal Revenue Code for all employees who are 21 years of age and have at least 90 days of service. Under the plan, eligible employees may elect to defer a portion of their compensation, subject to Internal Revenue Service limits. The Company may make matching contributions equal to a discretionary percentage of the employee's salary deductions. A matching contribution of $617,000 was made for 1999 in 2000, and a matching contribution of $891,000 was made in 2001 for 2000. Such contributions were made in the form of common stock of the Company, valued based upon the fair market value of the stock as of December 31 of the applicable year. During 2001, the

                        AMEDISYS, INC. AND SUBSIDIARIES

Company accelerated the matching frequency from an annual basis to a quarterly basis. During 2001, the Company contributed approximately $305,000 for 2001 and plans to contribute approximately $925,000 for 2001 matching contributions during 2002.

13. AMOUNTS DUE TO AND DUE FROM MEDICARE:

     Prior to the implementation of PPS on October 1, 2000, the Company recorded Medicare revenues at the lower of actual costs, the per visit cost limit, or a per beneficiary cost limit on a individual provider basis. Under the previous Medicare cost-based reimbursement system, ultimate reimbursement under the Medicare program was determined upon review of the annual cost reports. As of December 31, 2001, the Company estimates an aggregate payable to Medicare of $14.2 million, of which $13.2 is netted against accounts receivable and $1.0 is reflected in the accompanying balance sheet as a long-term Medicare liability. For the cost report year ended December 31, 2000, the Company has aggregate overpayments of $8.1 million offset by aggregate underpayments of $1.7 million. The aggregate overpayments of $8.1 million are primarily attributed to a provision in BIPA whereby the Company was eligible to receive a one-time payment equal to two months of periodic interim payments equaling $7.4 million. For the cost report years ended 1999 and prior, the Company has an estimated payable of $7.8 million. Of the $7.8 million, $3.1 is related to a bankrupt subsidiary, $3.7 million is due within one year, and $1.0 million is due in excess of one year. The Company derived 88%, 90%, and 90% of its revenues from continuing operations from the Medicare system for the years ended December 31, 2001, 2000, and 1999, respectively.

14. UNAUDITED SUMMARIZED QUARTERLY FINANCIAL INFORMATION:

                                                       INCOME (LOSS)
                                                           BEFORE
                                                        DISCONTINUED                    NET INCOME
                                                       OPERATIONS AND                (LOSS) PER SHARE
                                                       EXTRAORDINARY    NET INCOME   -----------------
                                            REVENUES        ITEM          (LOSS)     BASIC    DILUTED
                                            --------   --------------   ----------   ------   --------
2001:
1st Quarter...............................  $ 22,171      $  (409)       $  (616)    (0.11)    (0.11)
2nd Quarter...............................    27,198        1,180          1,258      0.22      0.16
3rd Quarter...............................    29,672        1,979          2,579      0.44      0.33
4th Quarter...............................    31,133        2,326          2,165      0.33      0.26
                                            --------      -------        -------
                                             110,174        5,076          5,386      0.90      0.68
                                            ========      =======        =======
2000:
1st Quarter...............................    23,418       (1,362)        (1,292)    (0.40)    (0.40)
2nd Quarter...............................    23,270       (1,372)        (1,334)    (0.35)    (0.35)
3rd Quarter...............................    22,091       (1,469)          (760)    (0.15)    (0.15)
4th Quarter...............................    19,376        1,517          7,156      1.35      1.35
                                            --------      -------        -------
                                              88,155       (2,686)         3,770      0.87      0.87
                                            ========      =======        =======
1999:
1st Quarter...............................    25,057       (1,621)        (2,498)    (0.81)    (0.81)
2nd Quarter...............................    24,642       (1,444)        (1,455)    (0.47)    (0.47)
3rd Quarter...............................    24,170           58          6,168      1.98      1.98
4th Quarter...............................    23,542       (1,074)          (915)    (0.29)    (0.29)
                                            --------      -------        -------
                                              97,411       (4,081)         1,300      0.42      0.42
                                            ========      =======        =======

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                             IDENTIFICATION OF EXHIBIT
        -------                           -------------------------
     3.1(i)(4)           -- Certificate of Incorporation
     3.1(ii)(4)          -- Certificate of Designation for the Series A Preferred
                            Stock
     3.1(iii)(14)        -- Certificate of Amendment of Certificate of Designation
                            Specimen
     3.4(iv)(14)         -- Series A Preferred Stock Conversion Agreement Specimen
     3.2(4)              -- Bylaws
     4.2(7)              -- Common Stock Specimen
     4.3(7)              -- Preferred Stock Specimen
     4.4(7)              -- Form of Placement Agent's Warrant Agreement
     4.5(14)             -- Certificate of Amendment of Certificate of Designation
                            Specimen
     4.6(14)             -- Series A Preferred Stock Conversion Agreement Specimen
    10.1(4)              -- Master Note with Union Planter's Bank of Louisiana
    10.2(4)              -- Merrill Lynch Term Working Capital Management Account
    10.3(5)              -- Promissory Note with Deposit Guaranty National Bank
    10.4(7)              -- Amended and Restated Stock Option Plan
    10.5(7)              -- Registration Rights Agreement
    10.6(11)             -- Master Corporate Guaranty of Service Agreements between
                            CareSouth Home Health Services, Inc. and Amedisys, Inc.
                            dated November 2, 1998
    10.7(16)             -- Loan Modification Agreement by and between Amedisys, Inc.
                            and Columbia/HCA Healthcare Corporation
    10.8(20)             -- Employment Agreement between Amedisys, Inc. and William
                            F. Borne
    10.9(20)             -- Employment Agreement between Amedisys, Inc. and Larry
                            Graham
    10.10(20)            -- Amendment to Employment Agreement by and between
                            Amedisys, Inc. and Larry Graham
    10.11(20)            -- Employment Agreement between Amedisys, Inc. and John
                            Joffrion
    10.12(23)            -- Employment Agreement between Amedisys, Inc. and John
                            Nugent
    10.13(23)            -- Loan Agreement by and among Amedisys, Inc. and John
                            Nugent
    10.14(21)            -- Director's Stock Option Plan
    10.15(22)            -- Modification Agreement by and between CareSouth Home
                            Health Services, Inc. and Amedisys, Inc.
    10.16(22)            -- Software License Agreement by and between CareSouth Home
                            Health Services, Inc. and Amedisys, Inc.
    18.1(12)             -- Letter regarding Change in Accounting Principles
    21.1(7)              -- List of Subsidiaries
    99(23)               -- Letter of Andersen Representation

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

(21) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2001.

(22) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2001.

(23) Filed herewith.