Form 10-Q
period 2002-03-31
AMEDISYS INC
filed 2002-05-15
CIK 896262

                               U.S. SECURITIES AND
                               EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
--------------------------------------------------------------------------------



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________


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

                11100 Mead Road, Suite 300, Baton Rouge, LA 70816
           -----------------------------------------------------------
           (Address of principal executive offices including zip code)



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

Number of shares of Common Stock outstanding as of March 31, 2002: 7,374,711 shares


THIS FILING INCLUDES UNAUDITED FINANCIAL STATEMENTS THAT HAVE NOT BEEN REVIEWED IN ACCORDANCE WITH RULE 10-01(D) OF REGULATION S-X PROMULGATED BY THE SECURITIES AND EXCHANGE COMMISSION DUE TO THE DISMISSAL OF OUR AUDITORS, ARTHUR ANDERSEN.

                                                  PART I.
                                           FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

         Information with Respect to Financial Statements ...........................................   3

         Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001 .....................   4

         Consolidated Statements of Operations for the Three Months Ended
         March 31, 2002 and 2001 ....................................................................   5

         Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001 ...   6

         Notes to Consolidated Financial Statements .................................................   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ......  13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS ................................  16



                                                  PART II
                                             OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ..........................................................................  16

ITEM 2.  CHANGES IN SECURITIES ......................................................................  16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ............................................................  16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........................................  16

ITEM 5.  OTHER INFORMATION ..........................................................................  16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...........................................................  16

ITEM 1. FINANCIAL STATEMENTS

INFORMATION WITH RESPECT TO FINANCIAL STATEMENTS


         This filing includes unaudited financial statements that have not been reviewed in accordance with Rule 10-01(d) of Regulation S-X promulgated by the Securities and Exchange Commission due the dismissal of our auditors, Arthur Andersen LLP. Our Board of Directors, upon the recommendation of the Audit Committee, has dismissed Arthur Andersen LLP as the independent auditors for Amedisys, Inc. Upon the formal appointment and acceptance by a successor auditing firm, Amedisys, Inc. intends to have the successor firm review the financial statements for the quarterly period ended March 31, 2002 in accordance with Rule 10-01(d).

                         AMEDISYS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
                            (DOLLAR AMOUNTS IN 000'S)



                                                                 MARCH 31, 2002   DECEMBER 31, 2001
                                                                 --------------   -----------------
                                                                   (UNAUDITED)       (AUDITED)

CURRENT ASSETS:

  CASH AND CASH EQUIVALENTS                                       $      2,334      $      3,515
  ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS
     OF $3,538 IN MARCH 2002 AND $3,125 IN DECEMBER 2001                 5,348            10,468
  PREPAID EXPENSES                                                       1,093               244
  INVENTORY AND OTHER CURRENT ASSETS                                     1,215               822
                                                                  ------------      ------------
        TOTAL CURRENT ASSETS                                             9,990            15,049

PROPERTY AND EQUIPMENT, NET                                              9,853            10,290
OTHER ASSETS, NET                                                       22,298            22,288
NOTES RECEIVABLE FROM RELATED PARTIES                                       25                13
                                                                  ------------      ------------


      TOTAL ASSETS                                                $     42,166      $     47,640
                                                                  ============      ============

CURRENT LIABILITIES:

  ACCOUNTS PAYABLE                                                $      2,382      $      2,440
  ACCRUED EXPENSES:
    PAYROLL AND PAYROLL TAXES                                            5,900             6,798
    INSURANCE                                                            2,110             1,881
    INCOME TAXES                                                         1,352               930
    OTHER                                                                3,572             4,309
  NOTES PAYABLE                                                          3,649             9,305
  CURRENT PORTION OF LONG-TERM DEBT                                      5,727             5,355
  CURRENT PORTION OF OBLIGATIONS UNDER CAPITAL LEASES                    2,367             2,391
                                                                  ------------      ------------
        TOTAL CURRENT LIABILITIES                                       27,059            33,409

LONG-TERM DEBT                                                           4,210             5,591
LONG-TERM MEDICARE LIABILITIES                                             595               958
OBLIGATIONS UNDER CAPITAL LEASES                                         2,658             3,208
OTHER LONG-TERM LIABILITIES                                              1,052             1,099
                                                                  ------------      ------------
        TOTAL LIABILITIES                                               35,574            44,265
                                                                  ------------      ------------

MINORITY INTEREST                                                           66                66
                                                                  ------------      ------------

STOCKHOLDERS' EQUITY:
  COMMON STOCK (7,374,711 SHARES IN MARCH 2002 AND
     7,178,152 SHARES IN DECEMBER 2001)                                      7                 7
  ADDITIONAL PAID-IN CAPITAL                                            17,690            16,539
  TREASURY STOCK (4,667 SHARES OF COMMON STOCK IN
     MARCH 2002 AND DECEMBER 2001)                                         (25)              (25)
  RETAINED EARNINGS (DEFICIT)                                          (11,146)          (13,212)
                                                                  ------------      ------------
      TOTAL STOCKHOLDERS' EQUITY                                         6,526             3,309
                                                                  ------------      ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $     42,166      $     47,640
                                                                  ============      ============



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                         AMEDISYS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
           (UNAUDITED, DOLLAR AMOUNTS IN 000'S, EXCEPT PER SHARE DATA)


                                                        MARCH 31, 2002    MARCH 31, 2001
                                                        --------------    --------------

INCOME:
  SERVICE REVENUE                                        $     31,850      $     22,171
  COST OF SERVICE REVENUE                                      13,869             9,766
                                                         ------------      ------------
    GROSS MARGIN                                               17,981            12,405

GENERAL AND ADMINISTRATIVE EXPENSES:
  SALARIES AND BENEFITS                                         9,431             6,643
  OTHER                                                         5,557             5,641
                                                         ------------      ------------
    TOTAL GENERAL AND ADMINISTRATIVE EXPENSES                  14,988            12,284

    OPERATING INCOME                                            2,993               121

OTHER INCOME AND EXPENSE:
  INTEREST INCOME                                                  18               155
  INTEREST EXPENSE                                               (578)             (703)
  OTHER INCOME, NET                                               131                18
                                                         ------------      ------------
    TOTAL OTHER EXPENSE, NET                                     (429)             (530)

NET INCOME (LOSS) BEFORE INCOME TAXES AND
      DISCONTINUED OPERATIONS                                   2,564              (409)

INCOME TAX EXPENSE                                                498                --
                                                         ------------      ------------

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                2,066              (409)

(LOSS) FROM DISCONTINUED OPERATIONS,
     NET OF INCOME TAXES                                           --              (207)
                                                         ------------      ------------

NET INCOME (LOSS)                                        $      2,066      $       (616)
                                                         ============      ============



BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                7,241             5,492

BASIC INCOME PER COMMON SHARE:
    NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS     $       0.29      $      (0.07)
    (LOSS) FROM DISCONTINUED
         OPERATIONS, NET OF INCOME TAXES                           --             (0.04)
                                                         ------------      ------------

NET INCOME (LOSS)                                        $       0.29      $      (0.11)
                                                         ============      ============


DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              8,353             5,492

DILUTED INCOME PER COMMON SHARE:
    NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS     $       0.25      $      (0.07)
    (LOSS) FROM DISCONTINUED
         OPERATIONS, NET OF INCOME TAXES                           --             (0.04)
                                                         ------------      ------------

NET INCOME (LOSS)                                        $       0.25      $      (0.11)
                                                         ============      ============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                        AMEDISYS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                      (UNAUDITED, DOLLAR AMOUNTS IN 000'S)


                                                                           MARCH 31, 2002    MARCH 31, 2001
                                                                           --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES
    NET INCOME (LOSS)                                                      $      2,066      $       (616)
    ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED
         BY OPERATING ACTIVITIES:
              DEPRECIATION AND AMORTIZATION                                         773               682
              PROVISION FOR BAD DEBTS                                               679               702
              COMPENSATION EXPENSE                                                   --                70
              DEFERRED REVENUE                                                       --              (530)
              CHANGES IN ASSETS AND LIABILITIES:

                   (INCREASE) IN CASH INCLUDED IN ASSETS HELD FOR SALE               --              (200)
                   DECREASE IN ACCOUNTS RECEIVABLE                                4,441             2,821
                   (INCREASE) IN INVENTORY AND OTHER CURRENT ASSETS              (1,242)             (449)
                   (INCREASE) DECREASE IN OTHER ASSETS                              (38)               48
                   (DECREASE) IN ACCOUNTS PAYABLE                                   (59)             (145)
                   INCREASE (DECREASE) IN ACCRUED EXPENSES                          123              (311)

                                                                           ------------      ------------
                   NET CASH PROVIDED BY OPERATING ACTIVITIES                      6,743             2,072
                                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    PROCEEDS FROM SALE OF PROPERTY, PLANT AND EQUIPMENT                              --                --
    PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                                      (308)             (379)
    MINORITY INTEREST INVESTMENT IN SUBSIDIARY                                       --                30

                                                                           ------------      ------------
                   NET CASH (USED) BY INVESTING ACTIVITIES                         (308)             (349)
                                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    NET (REPAYMENTS) BORROWINGS ON LINE OF CREDIT AGREEMENTS                     (5,656)            6,539
    PROCEEDS FROM ISSUANCE OF NOTES PAYABLE AND CAPITAL LEASES                      441                --
    PAYMENTS ON NOTES PAYABLE AND CAPITAL LEASES                                 (2,023)             (218)
    CASH USED IN PURCHASE ACQUISITIONS                                               --              (440)
    (INCREASE) IN NOTES RECEIVABLE - RELATED PARTIES                                (13)               --
    (DECREASE) IN LONG-TERM LIABILITIES                                             (48)               --
    (DECREASE) IN LONG-TERM MEDICARE LIABILITIES                                   (362)           (2,417)
    PROCEEDS FROM ISSUANCE OF STOCK                                                  45                55

                                                                           ------------      ------------
                   NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES              (7,616)            3,519
                                                                           ------------      ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (1,181)            5,242

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  3,515             6,967
                                                                           ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $      2,334      $     12,209
                                                                           ============      ============



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    CASH PAID FOR:
         INTEREST                                                          $        505      $        727
                                                                           ============      ============

         INCOME TAXES                                                      $        143      $        266
                                                                           ============      ============



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

         In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's financial position at March 31, 2002, the results of operations for the three months ended March 31, 2002 and 2001, and cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the interim periods are not necessarily indicative of results of operations for the entire year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Form 10-K.

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

         Under PPS, the Company is paid by Medicare based on episodes of care. An episode of care is defined as a length of care up to sixty days with multiple continuous episodes allowed. The standard episode payment beginning October 1, 2000 was established by the Medicare Program at $2,115 per episode, to be adjusted by a case mix adjuster consisting of eighty (80) home health resource groups ("HHRG") and the applicable geographic wage index. The standard episode payment may be subject to further individual adjustments due to low utilization, intervening events and other factors. The episode payment will be made to providers regardless of the cost to provide care. The services covered by the episode payment include all disciplines of care, in addition to medical supplies, within the scope of the home health benefit. Revenue is recognized as services are provided based on the number of visits performed during the reporting period and a historical weighted average revenue per visit. Effective October 1, 2001, the standard episode payment was increased, through federal legislation, to $2,274 per episode.

3.       EARNINGS PER SHARE

         Earnings per common share are based on the weighted average number of shares outstanding during the period. For the three months ended March 31, 2001, there was no difference between basic and diluted weighted average common shares outstanding as the effect of stock options (719,585 weighted average outstanding for the three months ended March 31, 2001), warrants (264,000 weighted average outstanding for the three months ended March 31, 2001) and preferred shares (370,000 preferred shares convertible into 1,263,705 weighted average common shares for the three months ended March 31, 2001) were anti-dilutive. The following table sets forth the computation of basic and diluted net income
(loss) per common share for the three month periods ended March 31, 2002 and 2001 including the results of discontinued operations.

                                               In 000's, except per share amounts
                                            ---------------------------------------
                                            Three months ended   Three months ended
                                              March 31, 2002        March 31, 2001
                                            ------------------   ------------------
Basic Net Income (Loss) per Share:

     Net Income (Loss)                         $      2,066          $       (616)
                                               ============          ============

     Weighted Average Number of
          Shares Outstanding                          7,241                 5,492
                                               ============          ============

   Net Income (Loss) per Common
          Share - Basic                        $       0.29          $      (0.11)
                                               ============          ============

Diluted Net Income (Loss) per Share:

     Net Income (Loss)                         $      2,066          $       (616)
                                               ============          ============

     Weighted Average Number of
          Shares Outstanding                          7,241                 5,492

     Effect of Dilutive Securities:

          Stock Options                                 822                    --

          Warrants                                      290                    --

          Convertible Preferred Shares                   --                    --
                                               ------------          ------------

     Average Shares - Diluted                         8,353                 5,492
                                               ============          ============

   Net Income (Loss) per Common
          Share - Diluted                      $       0.25          $      (0.11)
                                               ============          ============

4.       MEDICARE REIMBURSEMENT AND REFORM

         The Company derived approximately 89% of its revenues from continuing operations from the Medicare system for the three months ended March 31, 2002 and for the three months ended March 31, 2001.

         On June 28, 2000, HCFA issued the final rules for PPS (as discussed in Note 2), which were effective for all Medicare-certified home health agencies on October 1, 2000. The final regulations establish payments based on episodes of care. An episode is defined as a length of care up to sixty days with multiple continuous episodes allowed under the rule. A standard episode payment was established at $2,115 per episode for federal fiscal year 2001, to be adjusted by a case mix adjuster consisting of eighty (80) home health resource groups ("HHRG") and the applicable geographic wage index. The standard episode payment may be subject to further individual adjustments due to low utilization, intervening events and other factors. Providers are allowed to make a request for anticipated payment at the start of care equal to 60% of the expected payment for the initial episode and 50% for each subsequent episode. The remaining balance due to the provider is paid following the submission of the final claim at the end of the episode. In contrast to the cost-based reimbursement system whereby providers' reimbursement was limited, among other things, to their actual costs, episode payments are made to providers regardless of the cost to provide care, except with regard to certain outlier provisions. As a result, home health agencies have the opportunity to be profitable under this system.

         In December 2000, Congress passed the Benefits Improvement and Protection Act ("BIPA"), which provides additional funding to health care providers. BIPA provided for the following: (i) a one-year delay in applying the budgeted 15% reduction on payment limits, (ii) the restoration of a full home health market basket update for episodes ended on or after April 1, 2001, and before October 1, 2001 resulting in an expected increase in revenues of 2.2%,
(iii) a 10% increase, effective April 1, 2001 and extending for a period of twenty four months, for home health services provided in a rural area, and (iv) a one-time payment equal to two months of periodic interim payments ("PIP").

         Effective October 1, 2001, the standard episode payment for federal fiscal year 2002 was increased to $2,274 per episode.

         Currently, there is a budgeted 15% reduction in payment limits that will be effective October 1, 2002. Based on the complicated reimbursement formula and taking these reductions into account, offset by an anticipated inflationary update with the beginning of the new federal fiscal year, the anticipated reduction to service revenues should approximate 5%. This budgeted reduction has been delayed for the past three years and there is ongoing debate and discussion at the congressional level concerning delaying or eliminating in its entirety this scheduled reduction, but there can be no assurance that the scheduled reduction will not be implemented. In addition to this scheduled reduction that will be effective October 1, 2002, the provision in BIPA whereby home health providers received a 10% increase in reimbursement for serving patients in rural areas, which accounts for approximately 30% of the Company's patient population, is scheduled to expire March 31, 2003. In the event that either of these reductions takes place, the Company would reflect a decrease to service revenues which could be material. The Company is currently evaluating its operations to increase efficiencies and reduce costs in an effort to mitigate these impending reductions.

5.       ACQUISITIONS

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

         Summarized financial information for the discontinued operations is as follows (in 000's):

                                                   March 31,
                                                     2001
                                                 ------------

Outpatient Surgery Division:

   Service Revenue                               $        538

   (Loss) from Discontinued
      Operations before Provision for
      Income Taxes                                        (74)

   (Loss) from Discontinued
      Operations Net of Income Taxes                      (74)

Infusion Therapy Division:

   Service Revenue                               $         --

   (Loss) from Discontinued Operations
      before Provision for Income Taxes                  (133)

   (Loss) from Discontinued Operations
      Net of Income Taxes                                (133)

Total Discontinued Operations:

   Service Revenue                               $        538

   Income (Loss) from Discontinued
      Operations before Provision for
      Income Taxes                                       (207)

   Income (Loss) from Discontinued
      Operations Net of Income Taxes                     (207)


7.       NOTES PAYABLE

         Notes payable as of March 31, 2002 consists primarily of an asset-based line of credit with availability, depending on collateral, of up to $25 million with National Century Financial Enterprises, Inc. ("NCFE") and borrowings under a revolving bank line of credit of up to $2.5 million. The $25 million asset-based line of credit, which expires December, 2003, is collateralized by eligible accounts receivable and as of March 31, 2002 and December 31, 2001, had an outstanding balance of $2,894,000 and $8,593,000, respectively. There was $4,984,000 available under this line as of March 31, 2002 and no amounts available as of December 31, 2001. Eligible receivables are defined as receivables, exclusive of workers' compensation and self-pay, that are aged less than 181 days. The effective interest rate on this line of credit was 10.09% and 11.00% for the three months ended March 31, 2002 and the year ended December 31, 2001, respectively. The revolving bank line of credit of $2.5 million bears interest at the Bank One Prime Floating Rate, which was 4.75% at March 31, 2002 and December 31, 2001. At March 31, 2002, there was $754,000 drawn on the bank line of credit with $1,746,000 available. At December 31, 2001, there was $712,000 drawn on the line of credit with $1,788,000 available.

8.       LONG-TERM DEBT

         Long-term debt consists primarily of a $7.8 million note payable to NPF Capital, a $613,000 note payable to CareSouth Home Health Services, Inc. ("CareSouth"), and a $567,000 note payable to Winter Haven Hospital.

         The $7.8 million note to NPF Capital is payable over a three year term, due in December, 2003, with interest only payments for a six month period ended June, 2001 and monthly payments of principal and interest of $428,000 for the remainder of the term. In connection with the sale of St. Luke's (see Note 6), the Company made a mandatory accelerated payment of $1 million on the NPF Capital note. The Company makes monthly principal and interest payments of $25,000 on the $613,000 note to CareSouth, which is due July, 2003 and monthly principal and interest payments of $30,000 on the $567,000 note to Winter Haven Hospital, which is due November, 2003.

9.       CAPITAL LEASES

         Capital leases consist primarily of a Software License Agreement with CareSouth Home Health Services, Inc. ("CareSouth") and an equipment lease agreement with Cisco Systems Capital Corporation ("Cisco"). The CareSouth lease requires monthly principal and interest payments of $178,000 and had an outstanding balance of $4,206,000 at March 31, 2002. This agreement contains a bargain purchase option which the Company intends to exercise upon expiration of the agreement in May 2004. The Cisco capital lease, secured by equipment utilized in connection with the Company's wide-area network, requires monthly principal and interest payments of $22,000 and had a balance of $559,000 at March 31, 2002. This lease expires July 2004.

10.      AMOUNTS DUE TO AND DUE FROM MEDICARE

         Prior to the implementation of PPS, the Company recorded Medicare revenues at the lower of actual costs, the per visit cost limit, or a per beneficiary cost limit on an individual provider basis in accordance with established guidelines. As of March 31, 2002, the Company estimates an aggregate payable to Medicare of $13.8 million resulting from interim cash receipts in excess of expected reimbursement. In the accompanying Consolidated Balance Sheet as of March 31, 2002, the amounts due to Medicare within one year of $13.2 million are netted against accounts receivable. The amount payable to Medicare in excess of one year of $0.6 million is shown as Long-term Medicare Liabilities. Of the $13.2 million netted against accounts receivable, $7.4 million is attributed to a provision in BIPA whereby a lump-sum payment equal to two months of PIP was issued to providers. Upon filing of the fiscal year ending December 31, 2000 cost reports due in June, 2002, the Company will request extended repayment plans for these payments. There can be no assurances, however, that the extended repayment plans will be accepted. Also included in the $13.2 million is a $3.1 million overpayment relating to Alliance Home Health, a wholly-owned subsidiary of the Company which filed for bankruptcy protection on September 29, 2000. The BIPA overpayment of $7.4 million and the Alliance debt of $3.1 million currently do not have repayment plans and no payments are currently being made.

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

         Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if circumstances indicate potential impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. For goodwill and indefinite-lived intangible assets acquired prior to July 1, 2001, goodwill was amortized through 2001, at which time amortization ceased and a transitional goodwill impairment test was performed. The Company adopted SFAS 142 effective January 1, 2002. Management has evaluated the impact of the new accounting standards on existing goodwill and other intangible assets and has concluded that no impairment exists as of March 31, 2002. Included in general and administrative expenses in the accompanying Consolidated Statements of Operations is goodwill amortization expense as follows (in 000's):


                                        3 months ended March 31,
                                         2002              2001
                                       --------          --------
Goodwill Amortization Expense          $     --          $    342

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This new statement also supersedes certain aspects of APB 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 40. Additionally, certain dispositions may now qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company adopted SFAS 144 effective January 1, 2002. The adoption of SFAS 144 did not have any effect on the Company's financial statements.

12.      GOODWILL AND OTHER INTANGIBLE ASSETS

         In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of tax, follows (in 000s, except per share data):

                                                        Three Months Ended
                                                            March 31,
                                                 ----------------------------------
                                                     2002                   2001
                                                 ------------          ------------
Net income (loss), as reported                   $      2,066          $       (616)
Add:  Goodwill amortization, net of tax                    --                   342
                                                 ------------          ------------
Adjusted net income (loss)                       $      2,066          $       (274)
                                                 ============          ============


Basic income (loss) per share:
     Reported net income (loss)                  $       0.29          $      (0.11)
     Goodwill amortization                                 --                  0.06
                                                 ------------          ------------
     Adjusted net income (loss)                  $       0.29          $      (0.05)
                                                 ============          ============


Diluted income (loss) per share:
     Reported net income (loss)                 $       0.25          $      (0.11)
     Goodwill amortization                                 --                  0.06
                                                 ------------          ------------
     Adjusted net income (loss)                  $       0.25          $      (0.05)
                                                 ============          ============

Changes in the carrying amount of goodwill for the quarter ended March 31, 2002 are as follows (in 000s):

Balance as of December 31, 2001                                     $     21,933

Goodwill acquired in the three months ended March 31, 2002                    --
                                                                    ------------

Balance as of March 31, 2002                                        $     21,933
                                                                    ============

         The table below presents the Company's other intangible assets at March 31, 2002 and December 31, 2001, all of which are subject to amortization (in
000s):

                                       March 31, 2002                                 December 31, 2001
                          ---------------------------------------       ------------------------------------------
                            Gross                          Net            Gross                             Net
                          Carrying      Accumulated      Carrying       Carrying        Accumulated       Carrying
                           Amount       Amortization      Amount         Amount        Amortization        Amount
                          --------      ------------     --------       --------       ------------       --------
Acquisition Costs           $ 617         $ (326)         $ 291           $ 581           $ (298)          $ 283

         Amortization expense for the three months ended March 31, 2002 was $28,000 and is estimated to be $121,000 for the year ending December 31, 2002. Estimated amortization expense for the five succeeding years is as follows (in
000s):

                         2003           $ 116
                         2004           $  37
                         2005           $  37
                         2006           $   8
                         2007           $  --

13.      SUBSEQUENT EVENTS.

         Effective April 1, 2002, the Company, through its wholly-owned subsidiary Amedisys Texas, Ltd., acquired certain assets and liabilities of Christus Spohn Home Health Services from Christus Spohn Health System Corporation associated with their operations in Corpus Christi, Texas. The assets acquired consisted of all furniture, fixtures, equipment, leasehold improvements and supplies; inventory; current patient lists of present and former patients; mailing lists; business records; telephone numbers and listings; intangibles and other rights and privileges; sublease interest; goodwill and going concern; benefits for all amounts previously paid for advertising, design, fees, rent services, or interest; all rights under the specified agreements; all state home health licenses, permits, the Medicare provider agreement, and the Medicaid provider agreement; and all trade secrets, inventions, patents, copyrights, trade names, business names, trademarks, and other intangible assets. The liabilities assumed consisted of the accrued, but unused, paid time off of the employees as well as the obligations accruing after April 1, 2002 relating to the conveyed contracts and agreements. In consideration for the acquired assets and liabilities, the Company paid $875,000 cash at closing and executed a promissory note in the amount of $1,000,000 bearing interest at 7% annually and payable over a three-year term in quarterly principal and interest installments of $93,000 beginning July 1, 2002. In connection with this acquisition, the Company will record approximately $1,837,000 of goodwill in the second quarter of 2002.

         On April 26, 2002, the Company completed a private placement of 1,460,000 shares of Common Stock with private investors at a price of $6.94 per share. This placement provided net proceeds to the Company of approximately $9.5 million. The Company intends to use the proceeds for both debt reduction and general corporate purposes, including possible acquisitions. The Company engaged Belle Haven Investments, L.P. ("BHI") and Sanders Morris Harris ("Sanders") as placement agents for this transaction whereby they were entitled to receive a cash fee as well as warrants for a successful placement. BHI received $544,300 in cash and BHI and its principals received 64,500 warrants exercisable at $8.12 per share. Sanders received $15,615 in cash and 4,500 warrants exercisable at $8.12 per share.

         On April 30, 2002, the Company dismissed Arthur Andersen LLP as the Company's independent auditors. This decision was approved by the Company's Board of Directors upon the recommendation of the Audit Committee. A Form 8-K was filed with the SEC on May 3, 2002 and a Form 8-K/A was filed with the SEC on May 13, 2002 relating to this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto (the "Notes") appearing in Item 1 and the Consolidated Financial Statements for 2001, Notes, and the related Management's Discussion and Analysis in Form 10-K.

RESULTS OF OPERATIONS

         Service Revenues. Net revenues increased $9,679,000 or 44% for the three months ended March 31, 2002, as compared to the same period in 2001. This increase was attributed to an increase in patient admissions, the price increase effective April 1, 2001 as a result of BIPA (as discussed in Note 4), and the price increase effective October 1, 2001. Patient admissions increased 2,681 or 34% from 7,945 for the three months ended March 31, 2001 to 10,626 for the three months ended March 31, 2002. The increase in patient admissions is attributable to both internal growth and agencies acquired in the first six months of 2001.

         Cost of Revenues. Cost of revenues increased 42% for the three months ended March 31, 2002 as compared to the same period in 2001. These increases are attributed to an increase in patient visits and increased salaries for the clinical manager positions. Patient visits increased 62,571, or 30% from 208,233 for the three months ended March 31, 2001 to 270,804 for the three months ended March 31, 2002. Salaries for the clinical manager positions increased $747,000 for the three months ended March 31, 2002 as compared to the same period in 2001. The clinical manager position was implemented company-wide in the latter part of 2000 to provide a greater level of patient care oversight and coordination.

         General and Administrative Expenses ("G&A"). G&A increased $2,704,000, or 22%, for the three months ended March 31, 2002 as compared to the same period in 2001. As a percentage of net revenues, G&A decreased 8% from 55% for the three months ended March 31, 2001 to 47% for the three months ended March 31, 2002. The dollar increase is primarily attributed to administrative expenses for acquisitions of $1.2 million, increased health insurance costs of $700,000, increased depreciation expense in connection with the installation of the wide-area network during the latter part of 2001, and additional personnel costs in several corporate departments including billing and information services.

         Income Tax Expense. Income tax expense of $498,000 was recorded during the three months ended March 31, 2002.

CRITICAL ACCOUNTING POLICIES

         The financial statements are prepared in accordance with generally accepted accounting principles and include amounts based on management's judgements and estimates. These judgements and estimates are based on, among other things, historical experience and information available from outside sources. The critical accounting policies presented below have been discussed with the Audit Committee as to the development and selection of the accounting estimates used as well as the disclosures provided herein.

MEDICARE REVENUE RECOGNITION

         The Company derived approximately 89% of net service revenue from the Medicare system for the three months ended March 31, 2002. Under PPS, the Company is paid by Medicare based on episodes of care. An episode of care is defined as a length of care up to sixty days with multiple continuous episodes allowed. The standard episode payment beginning October 1, 2000 was established by the Medicare Program at $2,115 per episode, to be adjusted by a case mix adjuster consisting of eighty (80) home health resource groups ("HHRG") and the applicable geographic wage index. The standard episode payment may be subject to further individual adjustments due to low utilization, intervening events and other factors. Effective October 1, 2001, the standard episode payment was increased, through federal legislation, to $2,274 per episode. Revenue is recognized as services are provided based on the number of visits performed during the reporting period and a historical weighted average revenue per visit. Any significant change in the current case mix of patients, geographic distribution of patients, or utilization of services could produce a variance to service revenue that differs materially from the revenue recorded based on historical information.

         Prior to the implementation of PPS on October 1, 2000, Medicare revenue was based on allowable costs subject to certain limits. Final reimbursement was determined after submission of annual cost reports and audits thereof by the fiscal intermediaries. In 1997, Congress approved the Balanced Budget Act of 1997 (the "Budget Act"). The Budget Act established an interim payment system (the "IPS") that provided for the lowering of reimbursement limits for home health visits until PPS was implemented. For cost reporting periods beginning on or after October 1, 1997, Medicare-reimbursed home health agencies' cost limits were determined as the lesser of (i) their actual costs, (ii) per visit cost limits based on 105% of median costs of freestanding home health agencies, or
(iii) a per beneficiary limit determined for each specific agency. The IPS cost limits applied to the Company for the cost reporting period beginning January 1, 1998 and remained in effect until October 1, 2000.

NON-MEDICARE REVENUE RECOGNITION

         The Company derived approximately 11% of net service revenue from non-Medicare payor sources for the three months ended March 31, 2002. Non-Medicare payor sources reimburse the Company for services provided under both fee-for-service arrangements and capitated arrangements. Under fee-for-service arrangements, net service revenues are recorded at the expected realizable amount in the reporting period in which the service is provided. The expected realizable amount is determined using the contractual reimbursement rates on a per payor, per discipline basis if available, or historical experience. Under capitated arrangements, net service revenues are recorded at the predetermined monthly per member per month rate irrespective of the services performed.

COLLECTIBILITY OF ACCOUNTS RECEIVABLE

         The process for estimating the ultimate collectibility of accounts receivable involves judgement, primarily relating to non-Medicare accounts receivable. The Company currently records an allowance for uncollectible accounts on a percentage of revenues basis unless a specific issue is noted, at which time an additional allowance may be recorded.


FINANCIAL CONDITION

         The Company recorded operating losses and had negative cash flow for the year ended December 31, 1999 and the first three quarters of 2000, during which time its operations were primarily funded by the divestiture of certain non-core assets. The significant losses and negative cash flow from operations were largely attributable to the prior Medicare reimbursement system which was effective January 1, 1998 for the Company. In the fourth quarter of 2000 and the first quarter of 2001, the Company reported positive cash flow and a decrease in operating losses primarily as a result of the implementation of PPS on October 1, 2000. Beginning in the second quarter of 2001 and through this quarter ending March 31, 2002, the Company has reported profitability and positive cash flow due, in part, to price increases effective April 1, 2001 and October 1, 2001. The Company anticipates positive cash flow from operations will continue.

         As of March 31, 2002, the Company had a working capital deficit of $17.1 million. Included in this deficit are short-term Medicare liabilities, netted against accounts receivable in the accompanying Consolidated Balance Sheets, which the Company does not expect to fully liquidate in cash during 2002. These Medicare liabilities include an overpayment of $3.1 million relating to Alliance, a subsidiary of the Company currently in bankruptcy proceedings, and overpayments totaling $7.4 million as a result of BIPA. The overpayment relating to Alliance is listed as a debt to be discharged during the final liquidation. The BIPA overpayment relates to fiscal year 2000 for which the year-end cost report deadline is June

17, 2002. The Company plans to request a thirty-six (36) month repayment plan for this overpayment upon submission of the cost reports. Repayment plans over a similar period have been requested by the Company in previous years and approved by CMS, although there can be no assurance that such request would be granted in the future. If approved, the long-term portion of this debt will be reflected as Long-Term Medicare Liabilities on the balance sheet.

         Also included in the working capital deficit as of March 31, 2002 is $2.9 million of notes payable secured by eligible receivables under the NCFE facility described in Note 7. Under this facility, the Company makes regular repayments as receivables are collected, and receives additional funds as eligible receivables are generated in the normal course of business. This facility expires in December 2003, and provided that the Company continues to generate eligible accounts receivable in a similar manner to the twelve months ended December 31, 2001 and the three months ended March 31, 2002, and other conditions of the line of credit are met, this amount would not need to be repaid in full by the Company until the expiration of the facility.

         The Company also has certain contingencies recorded as current liabilities in the accompanying Consolidated Balance Sheets (in accordance with SFAS No. 5) that management does not believe will currently impact cash flow. Also, as discussed in Note 7, the Company has available $6.7 million under the NCFE and bank lines of credit which would be available to fund working capital needs. As mentioned in Note 13, the Company completed a private placement of Common Stock in April 2002 for net proceeds of approximately $9.5 million.

         The following table summarizes the Company's current contractual obligations (in 000's):

                                                                 Payments Due by Period
                                            ---------------------------------------------------------------
Contractual
Obligations                                     Total       Less than 1 year    1-3 years        4-5 years
                                            ------------    ----------------  ------------     ------------
Long-Term Debt                              $      9,937     $      5,727     $      4,202     $          8
Capital Lease
Obligations                                        5,025            2,367            2,656                2
Notes Payable                                      3,649            3,649               --               --
Medicare Liabilities                              13,761           13,166              595               --
                                            ------------     ------------     ------------     ------------
Total Contractual
Cash Obligations                            $     32,372     $     24,909     $      7,453     $         10
                                            ============     ============     ============     ============

         For a description of Notes Payable and Long-term Debt, see Notes 7 and
8. For a discussion of Amounts Due Medicare, see Note 10.

         The Company's operating activities provided $6,743,000 in cash during the three months ended March 31, 2002, whereas such activities provided $2,072,000 in cash during the three months ended March 31, 2001. Cash provided by operating activities in 2002 is primarily attributable to net income of $2,066,000, net non-cash items such as depreciation and amortization of $773,000, provision for bad debts of $679,000, and changes in assets and liabilities of $3,225,000. Investing activities used $308,000 for the three months ended March 31, 2002, whereas such activities used $349,000 for the three months ended March 31, 2001. Cash used by investing activities in 2002 is attributed to the purchase of property, plant and equipment of $308,000. Financing activities used cash during the three months ended March 31, 2002 of $7,616,000, whereas such activities provided $3,519,000 during the same period in 2001. Cash used by financing activities in 2002 is primarily attributed to proceeds from the issuance of notes payable and capital leases of $441,000, and proceeds from the issuance of stock of $45,000, offset by repayments on line of credit agreements of $5,656,000, payments on notes payable and capital leases of $2,023,000, increase in related party notes receivable of $13,000, decrease in long-term liabilities of $48,000, and a decrease in long-term Medicare liabilities of $362,000.

         The Company derived approximately 89% of its service revenues from the Medicare system for the three months ended March 31, 2002. Currently, there is a budgeted 15% reduction in payment limits that will be effective October 1, 2002. Based on the complicated reimbursement formula and taking these reductions into account, offset by an anticipated inflationary update with the beginning of the new federal fiscal year, the anticipated reduction to service revenues should approximate 5%. This budgeted reduction has been delayed for the past three years and there is ongoing debate and discussion at the congressional level concerning delaying or eliminating in its entirety this scheduled reduction, but there can be no assurance that the scheduled reduction will not be implemented. In addition to this scheduled reduction that will be effective October 1, 2002, the provision in BIPA whereby home health providers received a 10% increase in reimbursement for serving patients in rural areas, which accounts for approximately 30% of the Company's patient population, is scheduled to expire March 31, 2003. In the event that either of these reductions takes place, the Company would reflect a decrease to service revenues which could be material. The Company is currently evaluating its operations to increase efficiencies and reduce costs in an effort to mitigate these impending reductions

         The Company does not believe that inflation has had a material effect on its results of operations for the three month period ended March 31, 2002.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

Exhibit
   No.              Identification of Exhibit


3.1(4)    -         Certificate of Incorporation and amendments
3.2(3)    -         Bylaws
4.2(1)    -         Common Stock Specimen

4.7(2)    -         Shareholder Rights Agreement
21.1(1)   -         List of Subsidiaries

(1) Previously filed as an exhibit to the Registration Statement on Form S-3 dated March 11, 1998.

(2) Previously filed as an exhibit to the Current Report on Form 8-K dated June 16, 2000 and the Registration Statement on Form 8-A dated June 16, 2000.

(3) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2001.

(4)      Filed herewith.


                                   ----------

         (b) Report on Form 8-K

         On March 6, 2002, the Company filed a Current Report on Form 8-K with the SEC pursuant to Section 18 under the Securities Act of 1934 to furnish the text of slides which the Company's management began using during presentations at investor conferences.







                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMEDISYS, INC.

         By: /s/ LARRY R. GRAHAM
            ------------------------------
         Larry R. Graham
         Principal Accounting and Financial Officer

DATE: May 15, 2002

                               INDEX TO EXHIBITS

Exhibit
   No.         Identification of Exhibit
-------        -------------------------
3.1(4)    -    Certificate of Incorporation and amendments

3.2(3)    -    Bylaws

4.2(1)    -    Common Stock Specimen

4.4(1)    -    Form of Placement Agent's Warrant Agreement

4.7(2)    -    Shareholder Rights Agreement

21.1(1)   -    List of Subsidiaries

----------

(1) Previously filed as an exhibit to the Registration Statement on Form S-3 dated March 11, 1998.

(2) Previously filed as an exhibit to the Current Report on Form 8-K dated June 16, 2000 and the Registration Statement on Form 8-A dated June 16, 2000.

(3) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2001.

(4)      Filed herewith.