Form 10-Q/A
period 2002-03-31
AMEDISYS INC
filed 2002-08-12
CIK 896262

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

  For the transition period from _____________________ to ____________________


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

                                                    PART I.
                                            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001 ..........................    3

         Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001 ........    4

         Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001 ........    5

         Notes to Consolidated Financial Statements ......................................................    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...........   13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS .....................................   16


                                                   PART II.
                                              OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ...............................................................................   16

ITEM 2.  CHANGES IN SECURITIES ...........................................................................   16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES .................................................................   16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............................................   16

ITEM 5.  OTHER INFORMATION ...............................................................................   16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ................................................................   17

ITEM 1.  FINANCIAL STATEMENTS


                         AMEDISYS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
                      (UNAUDITED, DOLLAR AMOUNTS IN 000'S)

                                                                         March 31, 2002     December 31, 2001
                                                                        ---------------     -----------------
CURRENT ASSETS:

Cash and Cash Equivalents                                               $         2,334      $         3,515
Patient Accounts Receivable, Net of Allowance for Doubtful Accounts
   of $3,538 in March 2002 and $3,125 in December 2001                           18,515               23,682
Prepaid Expenses                                                                  1,093                  244
Deferred Income Taxes                                                             2,511                   --
Inventory and Other Current Assets                                                1,215                  822
                                                                        ---------------      ---------------
          Total Current Assets                                                   25,668               28,263

Property and Equipment, net                                                       9,853               10,290
Other Assets, net                                                                22,298               22,288
Notes Receivable from Related Parties                                                25                   13
                                                                        ---------------      ---------------

          Total Assets                                                  $        57,844      $        60,854
                                                                        ===============      ===============

CURRENT LIABILITIES:

Accounts Payable                                                        $         2,382      $         2,440
Accrued Expenses:
     Payroll and Payroll Taxes                                                    5,900                6,798
     Insurance                                                                    2,110                1,881
     Income Taxes Payable                                                           935                  930
     Legal Settlements                                                            1,209                1,227
     Other                                                                        2,363                3,082
Notes Payable                                                                     3,649                9,305
Current Portion of Long-term Debt                                                 5,727                5,355
Current Portion of Obligations under Capital Leases                               2,367                2,391
Current Portion of Medicare Liabilities                                          13,167               13,214
                                                                        ---------------      ---------------
          Total Current Liabilities                                              39,809               46,623

Long-term Debt                                                                    4,210                5,591
Obligations under Capital Leases                                                  2,658                3,208
Long-term Medicare Liabilities                                                      595                  958
Deferred Income Taxes                                                               992                   --
Other Long-term Liabilities                                                       1,052                1,099
                                                                        ---------------      ---------------
          Total Liabilities                                                      49,316               57,479
                                                                        ---------------      ---------------

Minority Interest in Consolidated Subsidiaries                                       66                   66
                                                                        ---------------      ---------------

STOCKHOLDER'S EQUITY:

Common Stock (7,374,711 Shares in March 2002 and
     7,178,152 Shares in December 2001)                                               7                    7
Additional Paid-in Capital                                                       17,690               16,539
Treasury Stock (4,167 Shares of Common Stock in
     March 2002 and December 2001)                                                  (25)                 (25)
Retained Earnings (Deficit)                                                      (9,210)             (13,212)
                                                                        ---------------      ---------------
     Total Stockholder's Equity                                                   8,462                3,309
                                                                        ---------------      ---------------

          Total Liabilities and Stockholder's Equity                    $        57,844      $        60,854
                                                                        ===============      ===============

       The accompanying notes are an integral part of these consolidated financial statements.

                         AMEDISYS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
          (UNAUDITED, DOLLAR AMOUNTS IN 000'S, EXCEPT PER SHARE DATA)

                                                                           Three months ended
                                                                   March 31, 2002      March 31, 2001
                                                                  ---------------      ---------------
Income:
  Service revenue                                                 $        31,850      $        22,171
  Cost of service revenue                                                  13,869                9,766
                                                                  ---------------      ---------------
     Gross Margin                                                          17,981               12,405
                                                                  ---------------      ---------------

  General and administrative expenses:
  Salaries and benefits                                                     9,431                6,643
  Other                                                                     5,557                5,641
                                                                  ---------------      ---------------
     Total general and administrative expenses                             14,988               12,284
                                                                  ---------------      ---------------

     Operating income                                                       2,993                  121

Other income and expense:
  Interest income                                                              18                  155
  Interest expense                                                           (578)                (703)
  Other income, net                                                           131                   18
                                                                  ---------------      ---------------
     Total other expense, net                                                (429)                (530)
                                                                  ---------------      ---------------

Income (loss) before income taxes and discontinued operations               2,564                 (409)

     Income tax (benefit)                                                  (1,438)                  --
                                                                  ---------------      ---------------

Net income (loss) before discontinued operations                            4,002                 (409)

(Loss) from discontinued operations, net of income taxes                       --                 (207)
                                                                  ---------------      ---------------

Net income (loss)                                                 $         4,002      $          (616)
                                                                  ===============      ===============

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                            7,241                5,492

Basic income per common share:
  Net income (loss) before discontinued operations                $          0.55      $         (0.07)
  (Loss) from discontinued operations, net of income taxes                     --                (0.04)
                                                                  ---------------      ---------------

Net income (loss)                                                 $          0.55      $         (0.11)
                                                                  ===============      ===============

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                          7,768                5,492

Diluted income per common share:
  Net income (loss) before discontinued operations                $          0.52      $         (0.07)
  (Loss) from discontinued operations, net of income taxes                     --                (0.04)
                                                                  ---------------      ---------------

Net income (loss)                                                 $          0.52      $         (0.11)
                                                                  ===============      ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                         AMEDISYS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                      (UNAUDITED, DOLLAR AMOUNTS IN 000'S)

                                                                                   Three months ended
                                                                            March 31, 2002     March 31, 2001
                                                                            --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                      $       4,002      $        (616)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
               Depreciation and amortization                                          773                682
               Provision for bad debts                                                679                702
               Compensation expense                                                    --                 70
               Deferred income taxes                                               (1,519)                --
               Deferred revenue                                                        --               (530)
               Changes in assets and liabilities:
                    (Increase) in cash included in assets held for sale                --               (200)
                    Decrease (increase) in accounts receivable                      4,489             (5,243)
                    (Increase) in inventory and other current assets               (1,242)              (449)
                    (Increase) decrease in other assets                               (38)                48
                    (Decrease) in accounts payable                                    (59)              (145)
                    (Decrease) in accrued expenses                                   (294)              (311)
                    (Decrease) increase in Medicare liabilities                      (410)             5,647
                    (Decrease) in long-term liabilities                               (48)                --
                                                                            -------------      -------------
                    Net cash provided (used) by operating activities                6,333               (345)
                                                                            -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                              (308)              (379)
     Cash used in purchase acquisitions                                                --               (440)
     (Increase) in notes receivable - related parties                                 (13)                --
     Minority interest investment in subsidiary                                        --                 30
                                                                            -------------      -------------
                    Net cash (used) by investing activities                          (321)              (789)
                                                                            -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (repayments) borrowings on line of credit agreements                      (5,656)             6,539
     Proceeds from issuance of notes payable and capital leases                       441                 --
     Payments on notes payable and capital leases                                  (2,023)              (218)
     Proceeds from issuance of stock                                                   45                 55
                                                                            -------------      -------------
                    Net cash (used) provided by financing activities               (7,193)             6,376
                                                                            -------------      -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (1,181)             5,242

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    3,515              6,967
                                                                            -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $       2,334      $      12,209
                                                                            =============      =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for:
          Interest                                                          $         505      $         727
                                                                            =============      =============

          Income taxes                                                      $         143      $         266
                                                                            =============      =============

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

2.       RECLASSIFICATION

         The Company has reclassified Medicare liabilities due within one year from a contra-asset account to a liability account in the accompanying Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001. Previously, Medicare liabilities due within one year were netted against accounts receivable. In the accompanying balance sheets, these liabilities are reflected as Current Portion of Medicare Liabilities.

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

4.       EARNINGS PER SHARE

         Earnings per common share are based on the weighted average number of shares outstanding during the period. For the three months ended March 31, 2001, there was no difference between basic and diluted weighted average common shares outstanding as the effect of stock options, warrants, and preferred shares were anti-dilutive. The following table sets forth the computation of basic and diluted net income (loss) per common share for the three month periods ended March 31, 2002 and 2001 including the results of discontinued operations.

                                                      In 000's, except per share amounts
                                                     -------------------------------------
                                                       Three months          Three months
                                                          ended                ended
                                                      March 31, 2002       March 31, 2001
                                                     ----------------     ----------------
Basic Net Income (Loss) per Share:

     Net Income (Loss)                               $          4,002     $           (616)
                                                     ================     ================

     Weighted Average Number of
          Shares Outstanding                                    7,241                5,492
                                                     ================     ================

   Net Income (Loss) per Common
          Share - Basic                              $           0.55     $          (0.11)
                                                     ================     ================

Diluted Net Income (Loss) per Share:

     Net Income (Loss)                               $          4,002     $           (616)
                                                     ================     ================

     Weighted Average Number of
          Shares Outstanding                                    7,241                5,492

     Effect of Dilutive Securities:

          Stock Options                                          391                   --

          Warrants                                               136                   --
                                                     ----------------     ----------------

     Average Shares - Diluted                                   7,768                5,492
                                                     ================     ================

   Net Income (Loss) per Common
          Share - Diluted                            $           0.52     $          (0.11)
                                                     ================     ================

5.       MEDICARE REIMBURSEMENT AND REFORM

         The Company derived approximately 89% of its revenues from continuing operations from the Medicare system for the three months ended March 31, 2002 and for the three months ended March 31, 2001.

         On June 28, 2000, HCFA issued the final rules for PPS (as discussed in Note 3) which were effective for all Medicare-certified home health agencies on October 1, 2000. The final regulations establish payments based on episodes of care. An episode is defined as a length of care up to sixty days with multiple continuous episodes allowed under the rule. A standard episode payment was established at $2,115 per episode for federal fiscal year 2001, to be adjusted by a case mix adjuster consisting of eighty (80) home health resource groups ("HHRG") and the applicable geographic wage index. The standard episode payment may be subject to further individual adjustments due to low utilization, intervening events and other factors. Providers are allowed to make a request for anticipated payment at the start of care equal to 60% of the expected payment for the initial episode and 50% for each subsequent episode. The remaining balance due to the provider is paid following the submission of the final claim at the end of the episode. In contrast to the cost-based reimbursement system whereby providers' reimbursement was limited, among other things, to their actual costs, episode payments are made to providers regardless of the cost to provide care, except with regard to certain outlier provisions. As a result, home health agencies have the opportunity to be profitable under this system.

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

         Currently, there is a budgeted 15% reduction in payment limits that will be effective for patients on service or admitted beginning October 1, 2002. Based on the complicated reimbursement formula and taking these reductions into account, offset by an anticipated inflationary update with the beginning of the new federal fiscal year, the anticipated reduction to service revenues should approximate 5%. This budgeted reduction has been delayed for the past three years and there is ongoing debate and discussion at the congressional level concerning delaying or eliminating in its entirety this scheduled reduction, but there can be no assurance that the scheduled reduction will not be implemented. In addition to this scheduled reduction that will be effective October 1, 2002, the provision in BIPA whereby home health providers received a 10% increase in reimbursement for serving patients in rural areas, which accounts for approximately 30% of the Company's patient population, is scheduled to expire March 31, 2003. In the event that either of these reductions takes place, the Company would reflect a decrease to service revenues which could be material. The Company is currently evaluating its operations to increase efficiencies and reduce costs in an effort to mitigate these impending reductions.

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

         Summarized financial information for the discontinued operations is as follows (in 000's):

                                                                  Three Months
                                                                 Ended March 31,
                                                                      2001
                                                                 ---------------
Outpatient Surgery Division:

   Service Revenue                                                $       538

   (Loss) from Discontinued
      Operations Net of Income Taxes                                      (74)

Infusion Therapy Division:

   Service Revenue                                                $        --

   (Loss) from Discontinued Operations
      Net of Income Taxes                                                (133)

Total Discontinued Operations:

   Service Revenue                                                $       538

   Income (Loss) from Discontinued
      Operations Net of Income Taxes                                     (207)

8.       NOTES PAYABLE

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

9.       LONG-TERM DEBT

         Long-term debt consists primarily of a $7.8 million note payable to NPF Capital, a $613,000 note payable to CareSouth Home Health Services, Inc. ("CareSouth"), and a $567,000 note payable to Winter Haven Hospital.

         The $7.8 million note to NPF Capital is payable over a three year term, due in December, 2003, with interest only payments for a six month period ended June, 2001 and monthly payments of principal and interest of $428,000 for the remainder of the term. In connection with the sale of St. Luke's (see Note 7), the Company made a mandatory accelerated payment of $1 million on the NPF Capital note. The Company makes monthly principal and interest payments of $25,000 on the $613,000 note to CareSouth, which is due May, 2004 and monthly principal and interest payments of $30,000 on the $567,000 note to Winter Haven Hospital, which is due November, 2003.

10.      CAPITAL LEASES

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

11.      AMOUNTS DUE TO AND DUE FROM MEDICARE

         Prior to the implementation of PPS, the Company recorded Medicare revenues at the lower of actual costs, the per visit cost limit, or a per beneficiary cost limit on an individual provider basis in accordance with established guidelines. As of March 31, 2002, the Company estimates an aggregate payable to Medicare of $13.8 million resulting from interim cash receipts in excess of expected reimbursement. In the accompanying Consolidated Balance Sheet as of March 31, 2002, the amounts due to Medicare within one year of $13.2 million are shown as Current Portion of Medicare Liabilities. The amount payable to Medicare in excess of one year of $0.6 million is shown as Long-term Medicare Liabilities. Of the $13.2 million shown as current, $7.4 million is attributed to a provision in BIPA whereby a lump-sum payment equal to two months of PIP was issued to providers. Upon filing of the fiscal year ending December 31, 2000 cost reports due in June, 2002, the Company will request extended repayment plans for these payments. There can be no assurances, however, that the extended repayment plans will be accepted. Also included in the $13.2 million is a $3.1 million overpayment relating to Alliance Home Health, a wholly-owned subsidiary of the Company which filed for bankruptcy protection on September 29, 2000. The BIPA overpayment of $7.4 million and the Alliance debt of $3.1 million currently do not have repayment plans and no payments are currently being made.

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

                                                  3 months ended March 31,
                                                 2002                  2001
                                                 ----                 -----
             Goodwill Amortization Expense       $ --                 $ 342

         In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires recording the fair value of a liability for an asset retirement obligation in the period incurred. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. Upon adoption of the standard, the Company will be required to use a cumulative effect approach to recognize transition amounts for any existing retirement obligation liabilities, asset retirement costs and accumulated depreciation. The Company does not have any asset retirement obligations; therefore, adoption of this statement will not have an effect on the Company.

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

13.      GOODWILL

         In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of tax, follows (in 000s, except per share data):

                                                                     Three Months Ended
                                                                         March 31,
                                                                -------------------------
                                                                   2002           2001
                                                                ----------     ----------
                     Net income (loss), as reported             $    4,002     $     (616)
                     Add: Goodwill amortization, net of tax             --            342
                                                                ----------     ----------
                     Adjusted net income (loss)                 $    4,002     $     (274)
                                                                ==========     ==========

                     Basic income (loss) per share:
                          Reported net income (loss)            $     0.55     $    (0.11)
                          Goodwill amortization                         --           0.06
                                                                ----------     ----------
                          Adjusted net income (loss)            $     0.55     $    (0.05)
                                                                ==========     ==========

                     Diluted income (loss) per share:
                          Reported net income (loss)            $     0.52     $    (0.11)
                          Goodwill amortization                         --           0.06
                                                                ----------     ----------
                          Adjusted net income (loss)            $     0.52     $    (0.05)
                                                                ==========     ==========

Changes in the carrying amount of goodwill for the quarter ended March 31, 2002 are as follows (in 000s):

                    Balance as of December 31, 2001                     $     22,216

                    Goodwill acquired in the three months ended
                    March 31, 2002                                                --
                                                                        ------------

                    Balance as of March 31, 2002                        $     22,216
                                                                        ============

14.      INCOME TAXES

         The Company files a consolidated federal income tax return that includes all subsidiaries that are more than 80% owned. State income tax returns are filed individually by the subsidiaries in accordance with state statutes.

         The Company utilizes the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. As of December 31, 2001, the Company had a recorded valuation allowance of $2,587,000. Management of the Company has determined, based on the first quarter 2002 operating results of the Company and projections for fiscal year 2002, that it was more likely than not that the Company would be able to utilize all of the previously unrecognized tax benefits. Accordingly, in the quarter ended March 31, 2002, the Company recorded a tax benefit of $1,438,000 resulting primarily from the elimination of all of the valuation allowance.

         Total income tax (benefit) included in the accompanying Consolidated Statements of Operations is as follows (in 000's):

                                                        Three Months ended March 31,
                                                          2002              2001
                                                      ------------      ------------
                Current income tax expense            $         81                --

                Deferred income tax benefit                 (1,519)               --
                                                      ------------      ------------
                                                      $     (1,438)     $         --
                                                      ============      ============

         Total tax (benefit) on income before taxes resulted in effective tax rates that differed from the federal statutory income tax rate. A reconciliation of these rates is as follows as of March 31, 2002:

                                                                        Three Months ended
                                                                          March 31, 2002
                                                                       ------------------
                  Income taxes computed on federal statutory rate               35%
                  State income taxes and other                                  (1)
                  Other                                                         10
                  Removal of valuation allowance                              (101)
                  Nondeductible expenses and other                               1
                                                                       -------------
                          Total                                                (56%)
                                                                       =============

         Net deferred tax assets consist of the following components as of March 31, 2002 and December 31, 2001 (in 000's):

                                                                             March 31,           December 31,
                                                                               2002                 2001
                                                                          ---------------      ---------------
               Deferred tax assets:
                   NOL carryforward                                       $            62      $         1,066
                   Allowance for doubtful accounts                                  1,048                  847
                   Property and equipment                                             402                  371
                   Self-insurance reserves                                            654                  618
                   Losses of consolidated subsidiaries not
                      consolidated for tax purposes, expiring
                      beginning in 2010                                               144                  144
                   Expenses not currently deductible for tax purposes                 497                  606
                   Other                                                              106                  100
               Deferred tax liabilities:
                   Amortization of intangible assets                               (1,394)              (1,165)
               Less:  Valuation allowance                                              --               (2,587)
                                                                          ---------------      ---------------
                                                                          $         1,519      $            --
                                                                          ===============      ===============

15.      SUBSEQUENT EVENTS.

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

RESULTS OF OPERATIONS

         Service Revenues. Net revenues increased $9,679,000 or 44% for the three months ended March 31, 2002, as compared to the same period in 2001. This increase was attributed to an increase in patient admissions, the price increase effective April 1, 2001 as a result of BIPA (as discussed in Note 5), and the price increase effective October 1, 2001. Patient admissions increased 2,681 or 34% from 7,945 for the three months ended March 31, 2001 to 10,626 for the three months ended March 31, 2002. The increase in patient admissions is attributable to both internal growth and agencies acquired in the first six months of 2001.

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

         Income Tax (Benefit). Management of the Company has determined, based on the quarterly operating results and projections for the 2002 fiscal year, that it was more likely than not that the Company would be able to utilize all of the previously unrecognized tax benefits. Accordingly, the Company recorded a tax benefit of $1,438,000 relating primarily to the elimination of all of the valuation allowance.

CRITICAL ACCOUNTING POLICIES

         The financial statements are prepared in accordance with generally accepted accounting principles and include amounts based on management's judgements and estimates. These judgements and estimates are based on, among other things, historical experience and information available from outside sources. The critical accounting policies presented below have been discussed with the Audit Committee as to the development and selection of the accounting estimates used as well as the disclosures provided herein. Actual results could differ materially from these estimates.

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

         As of March 31, 2002, the Company had a working capital deficit of $14.1 million. Included in this deficit are short-term Medicare liabilities shown as Current Portion of Medicare Liabilities, which the Company does not expect to fully liquidate in cash during 2002. These Medicare liabilities include an overpayment of $3.1 million relating to Alliance, a subsidiary of the Company currently in bankruptcy proceedings, and overpayments totaling $7.4 million as a result of BIPA. The overpayment relating to Alliance is listed as a debt to be discharged during the final liquidation. The BIPA overpayment relates to fiscal year 2000 for which the year-end cost report deadline is June 17, 2002. The Company plans to request a thirty-six (36) month repayment plan for this overpayment upon submission of the cost reports. Repayment plans over a similar period have been requested by the Company in previous years and approved by CMS, although there can be no assurance that such request would be granted in the future. If approved, the long-term portion of this debt will be reflected as Long-Term Medicare Liabilities on the balance sheet.

         Also included in the working capital deficit as of March 31, 2002 is $2.9 million of notes payable secured by eligible receivables under the NCFE facility described in Note 8. Under this facility, the Company makes regular repayments as receivables are collected, and receives additional funds as eligible receivables are generated in the normal course of business. This facility expires in December 2003, and provided that the Company continues to generate eligible accounts receivable in a similar manner to the twelve months ended December 31, 2001 and the three months ended March 31, 2002, and other conditions of the line of credit are met, this amount would not need to be repaid in full by the Company until the expiration of the facility.

         The Company also has certain contingencies recorded as current liabilities in the accompanying Consolidated Balance Sheets (in accordance with SFAS No. 5) that management does not believe will currently impact cash flow. Also, as discussed in Note 8, the Company has available $6.7 million under the NCFE and bank lines of credit which would be available to fund working capital needs. As mentioned in Note 13, the Company completed a private placement of Common Stock in April 2002 for net proceeds of approximately $9.5 million.

         The following table summarizes the Company's current contractual obligations (in 000's):

                                                 Payments Due by Period
                                                 ----------------------
Contractual
Obligations                      Total     Less than 1 year          1-3 years           4-5 years
-----------                      -----     ----------------          ---------           ---------
Long-Term Debt                  $ 9,937             $ 5,727             $4,202                 $ 8
Capital Lease
Obligations                       5,025               2,367              2,656                   2
Notes Payable                     3,649               3,649                 --                  --
Medicare Liabilities             13,762              13,167                595                  --
                                -------             -------             ------                 ---
Total Contractual
Cash Obligations                $32,373             $24,910             $7,453                 $10
                                =======             =======             ======                 ===

         For a description of Notes Payable and Long-term Debt, see Notes 8 and
9. For a discussion of Amounts Due Medicare, see Note 11.

         The Company's operating activities provided $6,333,000 in cash during the three months ended March 31, 2002, whereas such activities used $345,000 in cash during the three months ended March 31, 2001. Cash provided by operating activities in 2002 is primarily attributable to net income of $4,002,000, net non-cash items such as depreciation and amortization of $773,000, provision for bad debts of $679,000, and changes in assets and liabilities of $2,398,000, offset by deferred income taxes of $1,519,000. Investing activities used $321,000 for the three months ended March 31, 2002, whereas such activities used $789,000 for the three months ended March 31, 2001. Cash used by investing activities in 2002 is attributed to the purchase of property, plant and equipment of $308,000. Financing activities used cash during the three months ended March 31, 2002 of $7,193,000, whereas such activities provided $6,376,000 during the same period in 2001. Cash used by financing activities in 2002 is primarily attributed to proceeds from the issuance of notes payable and capital leases of $441,000, and proceeds from the issuance of stock of $45,000, offset by repayments on line of credit agreements of $5,656,000, and payments on notes payable and capital leases of $2,023,000.

         The Company derived approximately 89% of its service revenues from the Medicare system for the three months ended March 31, 2002. Currently, there is a budgeted 15% reduction in payment limits that will be effective for patients on service or admitted beginning

October 1, 2002. Based on the complicated reimbursement formula and taking these reductions into account, offset by an anticipated inflationary update with the beginning of the new federal fiscal year, the anticipated reduction to service revenues should approximate 5%. This budgeted reduction has been delayed for the past three years and there is ongoing debate and discussion at the congressional level concerning delaying or eliminating in its entirety this scheduled reduction, but there can be no assurance that the scheduled reduction will not be implemented. In addition to this scheduled reduction that will be effective October 1, 2002, the provision in BIPA whereby home health providers received a 10% increase in reimbursement for serving patients in rural areas, which accounts for approximately 30% of the Company's patient population, is scheduled to expire March 31, 2003. In the event that either of these reductions takes place, the Company would reflect a decrease to service revenues which could be material. The Company is currently evaluating its operations to increase efficiencies and reduce costs in an effort to mitigate these impending reductions.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

Exhibit
   No.         Identification of Exhibit

3.1(4)    --   Certificate of Incorporation and amendments
3.2(3)    --   Bylaws
4.2(1)    --   Common Stock Specimen
4.7(2)    --   Shareholder Rights Agreement
21.1(1)   --   List of Subsidiaries
99.1(5)   --   Certification of William F. Borne, Chief Executive Officer
99.2(5)   --   Certification of Gregory H. Browne, Chief Financial Officer

----------

(1) Previously filed as an exhibit to the Registration Statement on Form S-3 dated March 11, 1998.

(2) Previously filed as an exhibit to the Current Report on Form 8-K dated June 16, 2000 and the Registration Statement on Form 8-A dated June 16, 2000.

(3) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2001.

(4) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2002.

(5)  Filed herewith.

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

AMEDISYS, INC.

         By: /s/ GREGORY H. BROWNE
            -------------------------
         Gregory H. Browne
         Chief Financial Officer

DATE: August 12, 2002

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
3.1(4)    --   Certificate of Incorporation and amendments
3.2(3)    --   Bylaws
4.2(1)    --   Common Stock Specimen
4.7(2)    --   Shareholder Rights Agreement
21.1(1)   --   List of Subsidiaries
99.1(5)   --   Certification of William F. Borne, Chief Executive Officer
99.2(5)   --   Certification of Gregory H. Browne, Chief Financial Officer

----------

(1) Previously filed as an exhibit to the Registration Statement on Form S-3 dated March 11, 1998.

(2) Previously filed as an exhibit to the Current Report on Form 8-K dated June 16, 2000 and the Registration Statement on Form 8-A dated June 16, 2000.

(3) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2001.

(4) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2002.

(5)  Filed herewith.