Form 10-Q
period 2002-06-30
AMEDISYS INC
filed 2002-08-14
CIK 896262

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
--------------------------------------------------------------------------------



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002

 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________


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



Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

      Number of shares of Common Stock outstanding as of August 13, 2002:
                                9,051,033 shares

                                                            PART I.
                                                     FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001...........................   3

         Consolidated Statements of Operations for the Three and Six Months Ended
         June 30, 2002 and 2001..........................................................................   4

         Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001...........   5

         Notes to Consolidated Financial Statements......................................................   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........  14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.....................................  18


                                                           PART II.
                                                      OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...............................................................................  19

ITEM 2.  CHANGES IN SECURITIES...........................................................................  19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................................................  19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................  19

ITEM 5.  OTHER INFORMATION...............................................................................  19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................................  19

ITEM 1.  FINANCIAL STATEMENTS

                         AMEDISYS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
                      (UNAUDITED, DOLLAR AMOUNTS IN 000'S)

                                                                       June 30, 2002       December 31, 2001
                                                                      -----------------    -----------------
CURRENT ASSETS:

Cash and Cash Equivalents                                             $           9,921    $           3,515
Patient Accounts Receivable, Net of Allowance for Doubtful Accounts
   of $2,312 in June 2002 and $3,125 in December 2001                            15,111               23,682
Prepaid Expenses                                                                  2,088                  244
Deferred Income Taxes                                                             1,965                   --
Inventory and Other Current Assets                                                1,014                  822
                                                                      -----------------    -----------------
          Total Current Assets                                                   30,099               28,263

Property and Equipment, net                                                       9,363               10,290
Other Assets, net                                                                24,169               22,301
                                                                      -----------------    -----------------

          Total Assets                                                $          63,631    $          60,854
                                                                      =================    =================

CURRENT LIABILITIES:

Accounts Payable                                                      $           1,793    $           2,440
Accrued Expenses:
     Payroll and Payroll Taxes                                                    6,330                6,798
     Insurance                                                                    1,862                1,881
     Income Taxes                                                                 1,034                  930
     Legal Settlements                                                              974                1,227
     Other                                                                        2,352                3,082
Notes Payable                                                                       457                9,305
Current Portion of Long-term Debt                                                 3,798                5,355
Current Portion of Obligations under Capital Leases                               2,358                2,391
Current Portion of Medicare Liabilities                                           6,146               13,214
                                                                      -----------------    -----------------
          Total Current Liabilities                                              27,104               46,623

Long-term Debt                                                                    6,062                5,591
Obligations under Capital Leases                                                  2,080                3,208
Long-term Medicare Liabilities                                                    5,615                  958
Deferred Income Taxes                                                             1,134                   --
Other Long-term Liabilities                                                       1,016                1,099
                                                                      -----------------    -----------------
          Total Liabilities                                                      43,011               57,479
                                                                      -----------------    -----------------

Minority Interest in Consolidated Subsidiaries                                       66                   66
                                                                      -----------------    -----------------

STOCKHOLDER'S EQUITY:

Common Stock (9,007,458 Shares in June 2002 and
     7,178,152 Shares in December 2001)                                               9                    7
Additional Paid-in Capital                                                       28,120               16,539
Treasury Stock (4,167 Shares of Common Stock in
     June 2002 and December 2001)                                                   (25)                 (25)
Retained Earnings (Deficit)                                                      (7,550)             (13,212)
                                                                      -----------------    -----------------
     Total Stockholder's Equity                                                  20,554                3,309
                                                                      -----------------    -----------------

          Total Liabilities and Stockholder's Equity                  $          63,631    $          60,854
                                                                      =================    =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AMEDISYS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
          (UNAUDITED, DOLLAR AMOUNTS IN 000'S, EXCEPT PER SHARE DATA)

                                                         Three months ended                 Six months ended
                                                   June 30, 2002    June 30, 2001    June 30, 2002    June 30, 2001
                                                   -------------    -------------    -------------    -------------
Income:
   Service revenue                                 $      32,854    $      27,198    $      64,704    $      49,370
   Cost of service revenue                                14,573           12,157           28,442           21,924
                                                   -------------    -------------    -------------    -------------
      Gross Margin                                        18,281           15,041           36,262           27,446
                                                   -------------    -------------    -------------    -------------

General and administrative expenses:
   Salaries and benefits                                   9,637            7,560           19,068           14,202
   Other                                                   5,679            5,671           11,236           11,313
                                                   -------------    -------------    -------------    -------------
      Total general and administrative expenses           15,316           13,231           30,304           25,515
                                                   -------------    -------------    -------------    -------------

           Operating income                                2,965            1,810            5,958            1,931

Other income and expense:
   Interest income                                            24               99               42              254
   Interest expense                                         (420)            (809)            (998)          (1,511)
   Other income, net                                          77               79              208               96
                                                   -------------    -------------    -------------    -------------
     Total other expense, net                               (319)            (631)            (748)          (1,161)
                                                   -------------    -------------    -------------    -------------

Income before income taxes
and discontinued operations                                2,646            1,179            5,210              770

     Income tax expense (benefit)                            986               --             (452)              --
                                                   -------------    -------------    -------------    -------------

Income before discontinued operations                      1,660            1,179            5,662              770

Income (loss) from discontinued
operations, net of income taxes                               --               78               --             (129)
                                                   -------------    -------------    -------------    -------------

Net income                                         $       1,660    $       1,257    $       5,662    $         641
                                                   =============    =============    =============    =============

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                           8,531            5,777            7,890            5,636

Basic income per common share:
    Income before discontinued operations          $        0.19    $        0.20    $        0.72    $        0.13
    Income (loss) from discontinued
    operations, net of income taxes                           --             0.01               --            (0.02)
                                                   -------------    -------------    -------------    -------------

    Net income                                     $        0.19    $        0.21    $        0.72    $        0.11
                                                   =============    =============    =============    =============

DILUTED WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                                9,112            7,920            8,493            7,750

Diluted income per common share:
    Income before discontinued operations          $        0.18    $        0.15    $        0.67    $        0.10
    Income (loss) from discontinued
    operations, net of income taxes                           --             0.01               --            (0.02)
                                                   -------------    -------------    -------------    -------------

    Net income                                     $        0.18    $        0.16    $        0.67    $        0.08
                                                   =============    =============    =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AMEDISYS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                      (UNAUDITED, DOLLAR AMOUNTS IN 000'S)

                                                                                 Six months ended
                                                                          June 30, 2002    June 30, 2001
                                                                          -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                           $       5,662    $         641
     Adjustments to reconcile net income to net cash provided (used)
          by operating activities:
               Depreciation and amortization                                      1,553            1,404
               Provision for bad debts                                            1,384              949
               Compensation expense                                                  --               70
               Deferred income taxes                                               (831)              --
               Deferred revenue                                                      --           (1,059)
               Other                                                                (94)              --
               Changes in assets and liabilities:
                    (Increase) in cash included in assets held for sale              --              (52)
                    Decrease (increase) in accounts receivable                    7,188           (9,529)
                    (Increase) in inventory and other current assets             (1,967)            (704)
                    (Increase) in other assets                                      (38)             (41)
                    (Decrease) increase in accounts payable                        (648)           1,000
                    Increase in accrued expenses                                    257            1,270
                    (Decrease) increase in Medicare liabilities                  (2,411)           4,650
                    (Decrease) in long-term liabilities                             (82)              --

                                                                          -------------    -------------
                    Net cash provided (used) by operating activities              9,973           (1,401)
                                                                          -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment                                    13               11
     Purchase of property and equipment                                            (569)          (1,704)
     Cash used in purchase acquisitions                                            (875)          (3,406)
     Minority interest investment in subsidiary                                      --               33

                                                                          -------------    -------------
                    Net cash (used) by investing activities                      (1,431)          (5,066)
                                                                          -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (repayments) borrowings on line of credit agreements                    (8,848)           4,207
     Proceeds from issuance of notes payable and capital leases                     446               73
     Payments on notes payable and capital leases                                (3,652)          (1,195)
     Proceeds from private placement of stock, net                                9,531               --
     Proceeds from issuance of stock                                                387              239

                                                                          -------------    -------------
                    Net cash (used) provided by financing activities             (2,136)           3,324
                                                                          -------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              6,406           (3,143)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  3,515            6,967
                                                                          -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $       9,921    $       3,824
                                                                          =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for:
          Interest                                                        $         925    $       1,556
                                                                          =============    =============

          Income taxes                                                    $         354    $         282
                                                                          =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        AMEDISYS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       ORGANIZATION

         Amedisys, Inc. ("Amedisys" or "the Company") is a multi-state provider of home health care nursing services. At June 30, 2002, the Company operated fifty-seven home care nursing offices and two corporate offices in the southern and southeastern United States.

         In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's financial position at June 30, 2002, the results of operations for the three and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001. The results of operations for the interim periods are not necessarily indicative of results of operations for the entire year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Form 10-K.

2.       RECLASSIFICATION

         The Company has reclassified Medicare liabilities due within one year from a contra-asset account to a liability account in the accompanying Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001. Previously, Medicare liabilities due within one year were netted against accounts receivable. In the accompanying balance sheets, these liabilities are reflected as Current Portion of Medicare Liabilities.

3.       REVENUE RECOGNITION

         Before implementation of the Medicare Prospective Payment System ("PPS") on October 1, 2000, reimbursement for home health care services to patients covered by the Medicare program was based on reimbursement of allowable costs subject to certain limits. Final reimbursement was determined after submission of annual cost reports and audits thereof by the fiscal intermediaries.

         Under PPS, the Company is paid by Medicare based on episodes of care. An episode of care is defined as a length of care up to sixty days with multiple continuous episodes allowed. The standard episode payment beginning October 1, 2000 was established by the Medicare Program at $2,115 per episode, increased to $2,274 per episode on October 1, 2001, to be adjusted by applicable regulations including, but not limited to, the following: a case mix adjuster consisting of eighty (80) home health resource groups ("HHRG"), the applicable geographic wage index, low utilization, intervening events and other factors. The episode payment will be made to providers regardless of the cost to provide care. The services covered by the episode payment include all disciplines of care, in addition to medical supplies, within the scope of the home health benefit. Revenue is recognized as services are provided based on the number of patient visits performed during the reporting period and a historical weighted average revenue per visit, calculated as the estimated historical average final episode payment divided by the historical average number of visits per episode.

4.       EARNINGS PER SHARE

         Earnings per common share are based on the weighted average number of shares outstanding during the period. The following table sets forth the computation of basic and diluted net income per common share for the three and six month periods ended June 30, 2002 and 2001 including the results of discontinued operations:

                                                     In 000's, except per share amounts
                                        -------------------------------------------------------------
                                        Three months    Three months     Six months      Six months
                                            ended           ended           ended          ended
                                        June 30, 2002   June 30, 2001   June 30, 2002   June 30, 2001
                                        -------------   -------------   -------------   -------------
Basic Net Income per Share:

     Net Income                         $       1,660   $       1,257   $       5,662   $         641
                                        =============   =============   =============   =============

     Weighted Average Number of
          Shares Outstanding                    8,531           5,777           7,890           5,636
                                        =============   =============   =============   =============

   Net Income per Common
          Share - Basic                 $        0.19   $        0.21   $        0.72   $        0.11
                                        =============   =============   =============   =============

Diluted Net Income per Share:

     Net Income                         $       1,660   $       1,257   $       5,662   $         641
                                        =============   =============   =============   =============

     Weighted Average Number of
          Shares Outstanding                    8,531           5,777           7,890           5,636

     Effect of Dilutive Securities:

         Stock Options                            436             709             454             650

         Warrants                                 145             260             149             245

         Convertible Preferred Shares              --           1,174              --           1,219
                                        -------------   -------------   -------------   -------------

     Average Shares - Diluted                   9,112           7,920           8,493           7,750
                                        =============   =============   =============   =============

   Net Income per Common
          Share - Diluted               $        0.18   $        0.16   $        0.67   $        0.08
                                        =============   =============   =============   =============

5.       MEDICARE REIMBURSEMENT AND REFORM

         The Company derived approximately 89% of its revenues from continuing operations from the Medicare system for the six months ended June 30, 2002 and 88% for the six months ended June 30, 2001.

         On June 28, 2000, the Centers for Medicare & Medicaid Services ("CMS") issued the final rules for PPS (as discussed in Note 3), which were effective for all Medicare-certified home health agencies on October 1, 2000. The final regulations establish payments based on episodes of care. An episode is defined as a length of care up to sixty days with multiple continuous episodes allowed under the rule. A standard episode payment was established at $2,115 per episode, beginning October 1, 2000, to be adjusted by applicable regulations including, but not limited to, the following: a case mix adjuster consisting of eighty (80) home health resource groups ("HHRG"), the applicable geographic wage index, low utilization, intervening events and other factors. Providers are allowed to make a request for anticipated payment at the start of care equal to 60% of the expected payment for the initial episode and 50% for each subsequent episode. The remaining balance due to the provider is paid following the submission of the final claim at the end of the episode. In contrast to the cost-based reimbursement system whereby providers' reimbursement was limited, among other things, to their actual costs, episode payments are made to providers regardless of the cost to provide care, except with regard to certain outlier provisions. As a result, home health agencies have the opportunity to be profitable under this system.

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

         Currently, there is a budgeted 15% reduction in payment limits that will be effective for patients on service or admitted beginning October 1, 2002. Based on the complicated reimbursement formula and taking these reductions into account, offset by an anticipated inflationary update with the beginning of the new federal fiscal year, the anticipated annual reduction to service revenues should approximate 5%. This budgeted reduction has been delayed for the past three years and there is ongoing debate and discussion at the congressional level concerning a further delay of the scheduled reduction, but there can be no assurance that the scheduled reduction will not be implemented. In addition to this scheduled reduction that will be effective October 1, 2002, the provision in BIPA whereby home health providers received a 10% increase that began April, 2001 in reimbursement for serving patients in rural areas, which accounts for approximately 30% of the Company's patient population, is scheduled to expire March 31, 2003. In June 2002, the House of Representatives passed HR 4954, the Medicare Modernization and Prescription Drug Act of 2002, which, among other things, called for i) the elimination of the 15% reduction scheduled for October 1, 2002, ii) the extension through January 1, 2005 of the 10% rural payment increase currently scheduled to expire in April 2003, and iii) setting the home health market basket update for calendar year 2003 at 2%, for calendar year 2004 at 1.1%, and for calendar year 2005 at 2.7%. If any payment reductions take place, the Company would reflect a decrease to service revenues which could be material. The Company is currently evaluating its operations to increase efficiencies and reduce costs in an effort to mitigate these impending reductions.

6.       ACQUISITIONS

         Effective March 1, 2001, the Company acquired, through its wholly owned subsidiary Amedisys Home Health, Inc. of Alabama, certain assets and liabilities of Seton Home Health Services, Inc. ("Seton") from Seton Health Corporation of North Alabama associated with its operations in Mobile and Fairhope, Alabama. In consideration for the acquired assets and liabilities, the Company paid $440,000 cash, which represents a purchase price of $475,000 less the estimated value of accrued vacation obligations. In connection with this acquisition, the Company recorded $448,000 of goodwill.

         Effective April 6, 2001, the Company acquired, through its wholly-owned subsidiary Amedisys Home Health, Inc. of Alabama, certain additional assets and liabilities of Seton from Seton Health Corporation of North Alabama associated with its operations in Birmingham, Tuscaloosa, Anniston, Greensboro, and Reform, Alabama. In consideration for the acquired assets and liabilities, the Company paid $2,216,000 cash, which represents a purchase price of $2,325,000 less the value of accrued vacation obligations. In connection with this acquisition, the Company recorded $2,235,000 of goodwill.

         Effective June 11, 2001, the Company acquired from East Cooper Community Hospital, Inc. certain assets and liabilities of HealthCalls Professional Home Health Services. In consideration for the acquired assets and liabilities, the Company paid $750,000 cash. In connection with this acquisition, the Company recorded $726,000 in goodwill.

         Effective April 1, 2002, the Company, through its wholly-owned subsidiary Amedisys Texas, Ltd., acquired certain assets and liabilities of Christus Spohn Home Health Services from Christus Spohn Health System Corporation ("Christus Spohn") associated with its operations in Corpus Christi, Texas. The assets acquired consisted primarily of all furniture, fixtures, equipment, leasehold improvements and supplies; inventory; all state home health licenses and permits; the Medicare provider agreement; and the Medicaid provider agreement. The liabilities assumed consisted of the accrued, but unused, paid time off of the employees as well as the obligations accruing after April 1, 2002 relating to the conveyed contracts and agreements. Of the $1,875,000 purchase price given in consideration for the acquired assets and liabilities, the Company paid $875,000 cash at closing and executed a promissory note in the amount of $1,000,000 bearing interest at 7% annually and payable over a three-year term in quarterly principal and interest installments of $93,000 beginning July 1, 2002. In connection with this acquisition, the Company recorded $1,893,000 of goodwill in the second quarter of 2002.

7.       DISCONTINUED OPERATIONS

         During 1999, the Company changed its strategy from providing a variety of alternate site provider health care services to becoming a leader in home health care nursing services. Pursuant to this strategy, the Company divested its non-home health care nursing divisions. The Company sold its six surgery centers and sold or closed its four infusion locations with the final sale taking place (as described below) in September, 2001.

          Effective September 7, 2001, the Company, its wholly-owned subsidiary Amedisys Surgery Centers, L.C., its 56% owned subsidiary Hammond Surgical Care Center, L.C. d/b/a St. Luke's SurgiCenter ("St. Luke's"), and Surgery Center of Hammond, L.L.C. ("Surgery Center") entered into an agreement for the purchase and sale of the operations and assets of St. Luke's, an outpatient surgery center located in Hammond, Louisiana, to Surgery Center. The sales price of $2,850,000 was paid at closing and distributed in the following manner:
$1,066,000 paid directly to creditors of St. Luke's relating to existing debt obligations, $1,684,000 paid to St. Luke's, and $100,000 in cash to be released upon the determination of the value of working capital transferred.

         Summarized financial information for the discontinued operations is as follows (in 000's):

                                                  Three Months     Six Months
                                                      ended           ended
                                                  June 30, 2001   June 30, 2001
                                                  -------------   -------------
Outpatient Surgery Division:

   Service Revenue                                $         744           1,282

   Income from Discontinued
      Operations Net of Income Taxes                         78               4

Infusion Therapy Division:

   Service Revenue                                $          --              --

   (Loss) from Discontinued Operations
      Net of Income Taxes                                    --            (133)

Total Discontinued Operations:

   Service Revenue                                $         744           1,282

   Income (Loss) from Discontinued
      Operations Net of Income Taxes                         78            (129)

8.       NOTES PAYABLE

         Notes payable as of June 30, 2002 consists primarily of an asset-based line of credit with availability, depending on collateral, of up to $25 million with National Century Financial Enterprises, Inc. ("NCFE") and borrowings under a revolving bank line of credit of up to $2.5 million. The $25 million asset-based line of credit, which matures June, 2005, is collateralized by eligible accounts receivable and as of June 30, 2002 and December 31, 2001, had an outstanding balance of $457,000 and $8,593,000, respectively. There was $6.5 million available under this line as of June 30, 2002 and no amounts available as of December 31, 2001. Eligible receivables are defined as receivables, exclusive of workers' compensation and self-pay, that are aged less than 181 days. The effective interest rate on this line of credit was 8.91% and 11.00% for the six months ended June 30, 2002 and the year ended December 31, 2001, respectively. The revolving bank line of credit of $2.5 million bears interest at the Bank One Prime Floating Rate, which was 4.75% at June 30, 2002 and December 31, 2001. At June 30, 2002, there were no amounts drawn on the bank line of credit with $2,500,000 available. At December 31, 2001, there was $712,000 drawn on the line of credit with $1,788,000 available.

9.       LONG-TERM DEBT

         Long-term debt as of June 30, 2002 consists primarily of a $7.1 million note payable to NPF Capital, a $547,000 note payable to CareSouth Home Health Services, Inc. ("CareSouth"), a $486,000 note payable to Winter Haven Hospital, and a $1.0 million note payable to Christus Spohn (See note 6).

         The $7.1 million note to NPF Capital was restructured during June 2002 to extend the maturity to June 2005 with revised monthly principal and interest payments of $211,000 at an interest rate equal to the prime rate, 4.75% at June 30, plus 3.25%. The Company makes monthly principal and interest payments of $25,000 on the $547,000 note to CareSouth, which is due May 2004, monthly principal and interest payments of $30,000 on the $486,000 note to Winter Haven Hospital, which is due November 2003 and quarterly principal and interest payments of $93,000 on the $1.0 million note to Christus Spohn, which is due April 2005.

10.      CAPITAL LEASES

         Capital leases consist primarily of a Software License Agreement with CareSouth and an equipment lease agreement with Cisco Systems Capital Corporation ("Cisco"). The CareSouth lease requires monthly payments of $178,000 and had an outstanding balance of $3,727,000 at June 30, 2002. This agreement contains a bargain purchase option that the Company intends to exercise upon expiration of the agreement in May 2004. The Cisco capital lease, secured by equipment used currently in connection with the Company's wide-area network, requires monthly payments of $21,000 and had a balance of $464,000 at June 30, 2002. This lease expires July 2004.

11.      AMOUNTS DUE TO MEDICARE

         As of June 30, 2002, the Company estimates an aggregate payable to Medicare of $11.8 million resulting from interim cash receipts in excess of expected reimbursement. Included in this figure is $7.4 million attributed to a provision in BIPA whereby a lump-sum payment equal to two months of PIP was advanced to providers. The fiscal year ending December 31, 2000 cost reports, which reflected the BIPA payments, were filed in June 2002 and July 2002. In June 2002, CMS issued a Program Memorandum granting automatic thirty-six month repayment plans for providers who received the BIPA payment if five specific criteria are met. The Company believes that it meets the criteria and has begun receiving formal notification of thirty-six month repayment plans for some agencies, the remainder of which we believe will commence no later than October 2002. Accordingly, in the accompanying Consolidated Balance Sheet as of June 30, 2002, the Company has classified the BIPA overpayments appropriately between Current Portion of Medicare Liabilities and Long-term Medicare Liabilities. The amounts due to Medicare within one year of $6.2 million are shown as Current Portion of Medicare Liabilities and the amount payable to Medicare in excess of one year of $5.6 million is shown as Long-term Medicare Liabilities. Included in the Current Portion of Medicare Liabilities figure of $6.2 million is a $3.1 million overpayment relating to Alliance Home Health, a wholly owned subsidiary of the Company which filed for bankruptcy protection on September 29, 2000 and for which no payments are currently being made.

12.      INCOME TAXES

         The Company files a consolidated federal income tax return that includes all subsidiaries that are more than 80% owned. State income tax returns are filed individually by the subsidiaries in accordance with state statutes.

         The Company uses the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. As of December 31, 2001, the Company had a recorded valuation allowance of $2,587,000. Management of the Company determined, based on the first quarter 2002 operating results and projections for fiscal year 2002, that it was more likely than not that the Company would be able to use all of the previously unrecognized tax benefits. Accordingly, in the quarter ended March 31, 2002, the Company recorded a tax benefit of $1,438,000 resulting primarily from elimination of all of the valuation allowance. For the quarter ended June 30, 2002, the Company recorded income tax expense of $986,000, an effective rate of 37%.

         Total income tax expense included in the accompanying Consolidated Statements of Operations is as follows (in 000's):

                                                    Three Months ended      Six Months ended
                                                          June 30,              June 30,
                                                    -------------------   --------------------
                                                      2002       2001       2002        2001
                                                    --------   --------   --------    --------
                Current income tax expense          $    299   $     --   $    379    $     --
                Deferred income tax benefit              687         --       (831)         --
                                                    --------   --------   --------    --------
                Total income tax                    $    986   $     --   $   (452)   $     --
                                                    ========   ========   ========    ========

         Total tax expense on income before taxes resulted in effective tax rates that differed from the federal statutory income tax rate. A reconciliation of these rates is as follows as of June 30, 2002:

                                                             Three Months      Six Months
                                                                 ended            ended
                                                             June 30, 2002    June 30, 2002
                                                             -------------    -------------
           Income taxes computed on federal statutory rate              35%              35%
           State income taxes and other                                  2                5
           Removal of valuation allowance                               --              (50)
           Nondeductible expenses and other                             --                1
                                                             -------------    -------------
                   Total                                                37%              (9)%
                                                             =============    =============

         Net deferred tax assets consist of the following components as of June 30, 2002 and December 31, 2001 (in 000's):

                                                                             June 30,      December 31,
                                                                               2002            2001
                                                                          -------------    -------------
               Deferred tax assets:
                   NOL carryforward                                       $          --    $       1,066
                   Allowance for doubtful accounts                                  595              847
                   Property and equipment                                           422              371
                   Self-insurance reserves                                          654              618
                   Losses of consolidated subsidiaries not consolidated
                       for tax purposes, expiring beginning in 2010                 144              144
                   Expenses not currently deductible for tax purposes               466              606
                   Other                                                            106              100
               Deferred tax liabilities:
                   Amortization of intangible assets                             (1,556)          (1,165)
               Less:  Valuation allowance                                            --           (2,587)
                                                                          -------------    -------------
                                                                          $         831    $          --
                                                                          =============    =============

13.      EFFECT OF NEW FINANCIAL ACCOUNTING STANDARDS

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

         Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if circumstances indicate potential impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. For goodwill and indefinite-lived intangible assets acquired prior to July 1, 2001, goodwill was amortized through 2001, at which time amortization ceased and a transitional goodwill impairment test was performed. The Company adopted SFAS 142 effective January 1, 2002. Management has evaluated the impact of the new accounting standards on existing goodwill and other intangible assets and has concluded that no impairment exists as of June 30, 2002. Included in general and administrative expenses in the accompanying Consolidated Statements of Operations is goodwill amortization expense as follows (in 000's):

                                              Three Months ended       Six Months ended
                                                    June 30,                June 30,
                                             ---------------------   ---------------------
                                                2002        2001        2002        2001
                                             ---------   ---------   ---------   ---------
             Goodwill Amortization Expense   $      --   $     314   $      --   $     594

         In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires recording the fair value of a liability for an asset retirement obligation in the period incurred. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. Upon adoption of the standard, the Company will be required to use a cumulative effect approach to recognize transition amounts for any existing retirement obligation liabilities, asset retirement costs and accumulated depreciation. The Company does not have any asset retirement obligations; therefore, adoption of this statement will not have an effect on the Company's financial statements.

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13 and Technical Corrections" ("SFAS 145"). SFAS 145 provides guidance for income statement classification of gains and losses on extinguishments of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for the Company in January 2003. The Company is evaluating the impact of SFAS 145 and believes it will not have a material effect on the Company's financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant the guidance set forth in EITF Issue No. 94-3, "Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS 146 is effective for the Company in January 2003. The Company is evaluating the impact of SFAS No. 146 and believes it will not have a material effect on the Company's financial statements.

14.      GOODWILL AND OTHER INTANGIBLE ASSETS

         In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of tax, follows (in 000s, except per share data):

                                                                  Three Months ended           Six Months ended
                                                                        June 30,                   June 30,
                                                               -------------------------   -------------------------
                                                                  2002          2001          2002          2001
                                                               -----------   -----------   -----------   -----------
                     Net income, as reported                   $     1,660   $     1,257   $     5,662   $       641
                     Add:  Goodwill amortization, net of tax            --           314            --           594
                                                               -----------   -----------   -----------   -----------
                     Adjusted net income                       $     1,660   $     1,571   $     5,662   $     1,235
                                                               ===========   ===========   ===========   ===========

                     Basic income per share:
                          Reported net income                  $      0.19   $      0.21   $      0.72   $      0.11
                          Goodwill amortization                         --          0.06            --          0.11
                                                               -----------   -----------   -----------   -----------
                          Adjusted net income                  $      0.19   $      0.27   $      0.72   $      0.22
                                                               ===========   ===========   ===========   ===========

                     Diluted income per share:
                          Reported net income                  $      0.18   $      0.16   $      0.67   $      0.08
                          Goodwill amortization                         --          0.04            --          0.08
                                                               -----------   -----------   -----------   -----------
                          Adjusted net income                  $      0.18   $      0.20   $      0.67   $      0.16
                                                               ===========   ===========   ===========   ===========

         Changes in the carrying amount of goodwill for the six month period ended June 30, 2002 are as follows (in 000s):

                   Balance as of December 31, 2001                       $      22,216
                   Goodwill  acquired in the six months ended June 30,
                   2002 (See Note 6)                                             1,893
                                                                         -------------
                   Balance as of June 30, 2002                           $      24,109
                                                                         =============

15.      PRIVATE PLACEMENT OF COMMON STOCK

         On April 26, 2002, the Company completed a private placement of 1,460,000 shares of Common Stock with private investors at a price of $6.94 per share. This placement provided net proceeds to the Company of approximately $9.5 million. The Company intends to use the proceeds for both debt reduction and general corporate purposes, including possible acquisitions. The Company engaged Belle Haven Investments, L.P. ("BHI") and Sanders Morris Harris ("Sanders") as placement agents for this transaction pursuant to which BHI received $544,300 in cash and BHI and its principals received warrants to purchase up to 64,500 shares of common stock exercisable at $8.12 per share and Sanders received $15,615 in cash and warrants to purchase up to 4,500 shares of common stock exercisable at $8.12 per share.

16.      STOCKHOLDERS' EQUITY

         The following table summarizes the activity in Stockholders' Equity for the six months ended June 30, 2002
(in 000's, except share information):

                                    Common         Common         Additional                       Retained           Total
                                    Stock          Stock           Paid-in        Treasury         Earnings       Stockholders'
                                    Shares         Amount          Capital          Stock         (Deficit)           Equity
                                -------------   -------------   -------------   -------------    -------------    -------------
Balance, December 31, 2001          7,178,152   $           7   $      16,539   $         (25)   $     (13,212)   $       3,309

Issuance of stock for
   Employee Stock Purchase Plan        67,423              --             368              --               --              368
Issuance of stock for 401k
   match                              191,713               1           1,295              --               --            1,296

Exercise of stock options             110,170              --             387              --               --              387
Issuance of stock relating to
   private placement                1,460,000               1           9,531              --               --            9,532
Net income                                 --              --              --              --            5,662            5,662
                                -------------   -------------   -------------   -------------    -------------    -------------
Balance, June 30, 2002              9,007,458   $           9   $      28,120   $         (25)   $      (7,550)   $      20,554
                                =============   =============   =============   =============    =============    =============

17.      CHANGE IN INDEPENDENT AUDITORS

         On April 30, 2002, the Board of Directors of the Company, upon recommendation of the Audit Committee, dismissed Arthur Andersen LLP ("Andersen") as the Company's independent auditors. A Form 8-K was filed with the SEC on May 3, 2002 and a Form 8-K/A was filed with the SEC on May 13, 2002 relating to this matter. Also effective April 30, 2002, the Board of Directors, upon recommendation of the Audit Committee, selected KPMG LLP ("KPMG") to serve as the Company's independent auditors for 2002. At that time, the definitive engagement of KPMG was contingent upon the completion of KPMG's standard client evaluation procedures. These procedures were completed on May 24, 2002 and a Form 8-K/A was filed with the SEC on May 24, 2002 detailing such.

18.      SUBSEQUENT EVENTS

         Effective August 1, 2002, the Company, through its wholly-owned subsidiary Amedisys Texas, Ltd., acquired certain assets and liabilities of Baylor All Saints Medical Center and All Care, Inc. associated with their home health care operations in Fort Worth, Texas. The assets acquired consisted of furniture, fixtures, and equipment; inventory; licenses and permits, to the extent assignable, including the Medicare and Medicaid provider numbers; and goodwill. The liabilities assigned consisted of the accrued, but unused, paid time off of the employees as well as the obligations accruing on or after August 1, 2002 relating to the assumed contracts and agreements. In consideration for the acquired assets and liabilities, the Company paid $1,000,000 cash at closing and executed a promissory note in the amount of $200,000 for a total purchase price of $1,200,000. The promissory note, bearing interest at 7% per annum, is payable in quarterly principal and interest installments beginning November 2002. In connection with this acquisition, the Company will record approximately $1,190,000 of goodwill in the third quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto and the related Management's Discussion and Analysis in the Company's Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

         Service Revenues. Net revenues increased $5,656,000 or 21% for the three months ended June 30, 2002 and $15,334,000 or 31% for the six months ended June 30, 2002, as compared to the same periods in 2001. For the three months ended June 30, 2002 as compared to the same period in 2001, this increase was attributed to an increase in patient admissions and the per episode Medicare reimbursement increase effective October 1, 2001. Patient admissions increased 971 or 10% from 9,575 for the three months ended June 30, 2001 to 10,546 for the comparable period of 2002. This quarter to quarter increase in admissions is attributable to both internal growth and acquisitions with full operations during the quarter ended June 30, 2002. For the six months ended June 30, 2002 as compared to the same period in 2001, the increase in service revenues was attributed, as well, to an increase in patients admissions and the per episode Medicare reimbursement increase effective October 1, 2001 and April 1, 2001. For the comparable six month periods, patient admissions increased by 3,652 or 21% from 17,520 for the six months ended June 30, 2001 to 21,172 for the same period of 2002. This increase in patient admissions was derived from both internal growth and acquisitions completed during the 2nd quarter of 2001 and 2002.

         Cost of Revenues. Cost of revenues increased 20% and 30% for the three and six months ended June 30, 2002 as compared to the same periods in 2001. These increases are attributed to an increase in patient visits and increased salaries for the clinical manager positions. Patient visits increased 16,985 or 7%, from 258,855 for the three months ended June 30, 2001 to 275,840 for the three months ended June 30, 2002. For the six month period comparison, patient visits increased 79,544 or 17% from 467,100 for the six months ended June 30, 2001 to 546,644 for the six months ended June 30, 2002. Salaries for the clinical manager positions increased $558,000 and $1,304,683 for the three and six months ended June 30, 2002 as compared to the same periods in 2001. The clinical manager position was implemented company-wide in the latter part of 2000, with full staffing completed during 2001, to provide a greater level of patient care oversight and coordination.

         General and Administrative Expenses ("G&A"). G&A increased $2,085,000, or 16%, for the three months ended June 30, 2002 and $4,789,000, or 19%, for the six months ended June 30, 2002 as compared to the same periods in 2001. As a percentage of net revenues, G&A decreased 2% and 5% for the three and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. This dollar increase from the three month period ended June 30, 2001 as compared to the same period of 2002 is primarily attributed to increased G & A for acquisitions of $462,000, increased health insurance costs of $613,000, increased depreciation expense in connection with the installation of the wide-area network during the latter part of 2001, and additional personnel costs in several corporate departments including billing and information services, offset by a decrease in goodwill amortization expense. For the six month period ended June 30, 2001 as compared to the same period of 2002, the increase is primarily attributed to increased G & A for acquisitions of $1.3 million, increased health insurance costs of $1,260,000, and the similar increases in depreciation expense and personnel costs as noted above, offset by a decrease in goodwill amortization expense.

         Other Income and Expense. Other income and expense decreased $312,000 or 49% and $413,000 or 35% for the three and six months ended June 30, 2002 as compared to the same periods in 2001. This decrease is primarily attributed to lower interest expense incurred during both respective periods of 2002 as result of the Company's improved cash collections and corresponding decrease in funding through the lines of credit.

         Income Tax Expense. Income tax expense (benefit) of $986,000 and ($452,000) was recorded for the three months and six months ended June 30, 2002. An effective income tax rate of 37% was recorded on income before taxes during both the three and six month periods ended June 30, 2002. Additionally, an income tax benefit of $2,587,000 was recorded primarily from elimination of all of the valuation allowance for net deferred tax assets at March 31, 2002.

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

MEDICARE REVENUE RECOGNITION

         The Company derived approximately 89% of net service revenue from the Medicare system for the six months ended June 30, 2002. Under PPS, the Company is paid by Medicare based on episodes of care. An episode of care is defined as a length of care up to sixty days with multiple continuous episodes allowed. The standard episode payment beginning October 1, 2000 was established by the Medicare Program at $2,115 per episode, to be adjusted by applicable regulations including, but not limited to, the following: a case mix adjuster consisting of eighty (80) home health resource groups ("HHRG"), the applicable geographic wage index, low utilization, intervening events and other factors.

Effective October 1, 2001, the standard episode payment was increased, through federal legislation, to $2,274 per episode. Revenue is recognized as services are provided based on the number of patient visits performed during the reporting period and a historical weighted average revenue per visit, calculated as the estimated historical average final episode payment divided by the historical average number of visits per episode. Any significant change in the current case mix of patients, geographic distribution of patients, or utilization of services could produce a variance to service revenue that differs materially from the revenue recorded based on historical information.

         Prior to the implementation of PPS on October 1, 2000, Medicare revenue was based on allowable costs subject to certain limits. Final reimbursement was determined after submission of annual cost reports and audits thereof by the fiscal intermediaries. In 1997, Congress approved the Balanced Budget Act of 1997 (the "Budget Act"). The Budget Act established an interim payment system (the "IPS") that provided for the lowering of reimbursement limits for home health visits until PPS was implemented. For cost reporting periods beginning on or after October 1, 1997, Medicare-reimbursed home health agencies cost limits were determined as the lesser of (i) their actual costs, (ii) per visit cost limits based on 105% of median costs of freestanding home health agencies, or
(iii) a per beneficiary limit determined for each specific agency. The IPS cost limits applied to the Company for the cost reporting period beginning January 1, 1998 and remained in effect until October 1, 2000.

NON-MEDICARE REVENUE RECOGNITION

         The Company derived approximately 11% of net service revenue from non-Medicare payor sources for the six months ended June 30, 2002. Non-Medicare payor sources reimburse the Company for services provided under both fee-for-service arrangements and capitated arrangements. Under fee-for-service arrangements, net service revenues are recorded at the expected realizable amount in the reporting period in which the service is provided. The expected realizable amount is determined using the contractual reimbursement rates on a per payor, per discipline basis if available, or historical experience. Under capitated arrangements, net service revenues are recorded at the predetermined monthly per member per month rate irrespective of the services performed.

COLLECTIBILITY OF ACCOUNTS RECEIVABLE

         The process for estimating the ultimate collectibility of accounts receivable involves judgement, primarily relating to non-Medicare accounts receivable. The Company currently records an allowance for uncollectible accounts on a percentage of revenues basis unless a specific issue is noted, at which time an additional allowance may be recorded.

FINANCIAL CONDITION

         The Company recorded operating losses and had negative cash flow for the year ended December 31, 1999 and the first three quarters of 2000, during which time its operations were primarily funded by the divestiture of certain non-core assets. The significant losses and negative cash flow from operations were largely attributable to the prior Medicare reimbursement system which was effective from January 1, 1998 through October 1, 2000 for the Company. Beginning in October 2000 through the end of the first quarter of 2001, the Company reported positive cash flow and a decrease in operating losses primarily as a result of the implementation of PPS on October 1, 2000. Beginning in the second quarter of 2001 and through this quarter ending June 30, 2002, the Company has reported profitability and positive cash flow due, in part, to per episode Medicare reimbursement increases effective April 1, 2001 and October 1, 2001. Absent any material acquisition, the Company anticipates positive cash flow from operations will continue throughout 2002.

         As described in Note 15 to the Consolidated Financial Statements, the Company completed a private placement of common stock during April 2002 resulting in net proceeds to the Company of approximately $9.5 million for which the Company intends to use for both debt reduction and general corporate purposes, including possible acquisitions.

         The Company also has certain contingencies recorded as current liabilities in the accompanying Consolidated Balance Sheets (in accordance with SFAS No. 5) that management does not believe will currently impact cash flow. Also, as discussed in Note 8, the Company has available $9.0 million under the NCFE and bank lines of credit which would be available to fund working capital needs.

         The following table summarizes the Company's current contractual obligations (in 000's):

                                             Payments Due by Period
                            ----------------------------------------------------------
Contractual
Obligations                    Total      Less than 1 year    1-3 years     4-5 years
-----------                 -----------   ----------------   -----------   -----------
Notes Payable (Note 8)      $       457        $       457   $        --   $        --
Long-Term Debt (Note 9)           9,860              3,798         6,062            --
Capital Lease Obligations
   (Note 10)                      4,438              2,358         2,079             1
Medicare Liabilities
   (Note 11)                     11,761              6,146         5,615            --
                            -----------        -----------   -----------   -----------
Total Contractual Cash
Obligations                 $    26,516        $    12,759   $    13,756   $         1
                            ===========        ===========   ===========   ===========

         The Company's operating activities provided $9,973,000 in cash during the six months ended June 30, 2002, whereas such activities used $1,401,000 in cash during the six months ended June 30, 2001. Cash provided by operating activities in 2002 is primarily attributable to net income of $5,662,000, net non-cash items such as depreciation and amortization of $1,553,000, provision for bad debts of $1,384,000, an increase in deferred tax assets of ($831,000), other of ($94,000), and changes in assets and liabilities of $2,299,000. Investing activities used $1,431,000 for the six months ended June 30, 2002, whereas such activities used $5,066,000 for the six months ended June 30, 2001. Cash used by investing activities in 2002 is attributed to the purchase of property and equipment of $569,000 and cash used in acquisitions of $875,000, offset by proceeds from the sale of property and equipment of $13,000. Financing activities used cash during the six months ended June 30, 2002 of $2,136,000, whereas such activities provided $3,324,000 during the same period in 2001. Cash used by financing activities in 2002 is primarily attributed to proceeds from a private placement of stock of $9,531,000, issuance of notes payable and capital leases of $446,000, and proceeds from the issuance of stock of $387,000, offset by repayments on line of credit agreements of $8,848,000 and payments on notes payable and capital leases of $3,652,000.

         The Company derived approximately 89% of its service revenues from the Medicare system for the six months ended June 30, 2002. Currently, there is a budgeted 15% reduction in payment limits that will be effective for patients on service or admitted beginning October 1, 2002. Based on the complicated reimbursement formula and taking these reductions into account, offset by an anticipated inflationary update with the beginning of the new federal fiscal year, the anticipated reduction to service revenues should approximate 5%. This budgeted reduction has been delayed for the past three years and there is ongoing debate and discussion at the congressional level concerning scheduled reduction, but there can be no assurance that the scheduled reduction will not be implemented. In addition to this scheduled reduction that will be effective October 1, 2002, the provision in BIPA whereby home health providers received a 10% increase in reimbursement for serving patients in rural areas, which accounts for approximately 30% of the Company's patient population, is scheduled to expire March 31, 2003. In June 2002, the House of Representatives passed HR 4954, the Medicare Modernization and Prescription Drug Act of 2002, which, among other things, called for i) the elimination of the 15% reduction scheduled for October 1, 2002, ii) the extension through January 1, 2005 of the 10% rural payment increase currently scheduled to expire in April 2003, and iii) setting the home health market basket update for calendar year 2003 at 2%, for calendar year 2004 at 1.1%, and for calendar year 2005 at 2.7%. In the event that any payment reductions take place, the Company would reflect a decrease to service revenues which could be material. The Company is currently evaluating its operations to increase efficiencies and reduce costs in an effort to mitigate these impending reductions.

         In 1999, the Company discovered questionable conduct involving the former owner of its Monroe, Louisiana, agency. The Company conducted an initial audit (using an independent auditor) and voluntarily disclosed the irregularities to the Department of Health and Human Services' Office of the Inspector General. Since that time, the government has been examining the disclosed activities and during the second quarter of 2002, a further audit of relevant claims was initiated at the request of the government, which is currently ongoing. Management believes the Company has adequately reserved for the estimated liability associated therewith; but no assurances can be provided that the ultimate resolution will not be materially different than the current estimate.

         From December 31, 1998 to November 9, 2000, the Company was covered by Reliance

Insurance Company of Illinois ("Reliance") for risks associated with professional and general liability. The Company became aware of the deteriorating stability and rating of Reliance during the latter part of 2000 and thus, secured coverage with another insurer on November 9, 2000 for occurrences after that date. Reliance is currently in liquidation and may not be in a position to pay or defend claims incurred by the Company during the period stated above. The Company has several open claims relating to this period above for which it is now defending and does not believe that the ultimate resolution of these claims will be materially different from reserves established for those claims. The Company is unaware of, and does not expect, any material claims that may be made based on occurrences during the period, but there is no assurance that additional claims will not be brought against the Company relating to incidents which occurred during the time period stated above or that any such claims will not be material.

         Towards the end of our second quarter and continuing through July, the Company has experienced a slowdown in admission growth in certain markets. In response to this issue, management has completed a realignment of the sales organization, which we believe will address this slowdown and contribute to the ongoing growth and vitality of Amedisys, Inc. However, should this trend continue, it would have an impact on the internal growth rate and on future operating results.

         The Company does not believe that inflation has had a material effect on its results of operations for the three and six month periods ended June 30, 2002.

ARTHUR ANDERSEN LLP

         Our financial statements for the year ended December 31, 2001 were audited by Arthur Andersen LLP ("Andersen"), our former independent accountants. On June 15, 2002, a jury convicted Andersen on obstruction of justice charges, and Andersen has announced that unless the jury verdict is set aside, a judgement of conviction could be entered as early as August 31, 2002, which will effectively end the firm's audit practice. Should we seek access to the public capital markets in the future, SEC rules will require us to include or incorporate by reference in any prospectus three years of audited financial statements. Until our audited financial statements for the fiscal year ending December 31, 2004 become available in the first quarter of 2005, the SEC's current rules would require us to present audited financial statements for one or more fiscal years audited by Andersen. Before then, the SEC may cease accepting financial statements audited by Andersen, in which case we would be unable to access the public capital market unless KPMG LLP, our current independent accounting firm, or another independent accounting firm, is able to audit the financial statements originally audited by Andersen. Following the conviction of Andersen, the SEC issued a release stating that Andersen has informed the SEC that it will cease practicing before the SEC by August 31, 2002, unless the SEC determines another date is appropriate. Although the SEC has indicated that in the interim it will continue to accept financial statements audited by Andersen, there is no assurance that the SEC will continue to do so in the future.

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

PART II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         On April 26, 2002, the Company completed a private placement of 1,460,000 shares of Common Stock. The Common Stock was sold to accredited investors at a cash price of $6.94 per share for gross proceeds of $10,132,400. This placement provided net proceeds to the Company of approximately $9.5 million. The Company engaged Belle Haven Investments, L.P. ("BHI") and Sanders Morris Harris ("Sanders") as placement agents for this transaction. BHI received $544,300 in cash commissions and BHI and its principals received warrants to purchase up to 64,500 shares of common stock exercisable at $8.12 per share. Sanders received $15,615 in cash commissions and warrants to purchase up to 4,500 shares of common stock exercisable at $8.12 per share. All the warrants issued to the placement agents pursuant to this transaction have an exercise price of $8.12 per share and are exercisable beginning on the six-month anniversary of the transaction and until the five-year anniversary of the transaction. The Company relied primarily on the exemption from federal registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D by privately offering the securities to accredited investors.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual shareholders' meeting of the Company was held on June 13, 2002 for election of five directors to serve until the next annual meeting of the shareholders of the Company. The nominated individuals were William F. Borne, CEO of Amedisys, Inc.; Ronald A. LaBorde, President and CEO of Piccadilly Cafeterias, Inc.; Jake L. Netterville, Chairman of the Board of Directors of Postlethwaite and Netterville, a professional accounting firm; David R. Pitts, President and CEO of Pitts Management Associates, Inc.; and Peter F. Ricchiuti, Assistant Dean and Director of Research of BURKENROAD Reports at Tulane University's A.B. Freeman School of Business. These individuals were elected with the following votes:

                  Director                  Votes in Favor    Votes Withheld
                  ---------                 --------------    --------------
                  Mr.  Borne                     6,664,596            6,910
                  Mr.  LaBorde                   6,664,596            6,910
                  Mr.  Netterville               6,664,596            6,910
                  Mr.  Pitts                     6,664,596            6,910
                  Mr.  Ricchiuti                 6,664,596            6,910

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

Exhibit
   No.         Identification of Exhibit
-------        -------------------------

3.1(4)    -    Certificate of Incorporation
3.2(3)    -    Bylaws
4.2(1)    -    Common Stock Specimen
4.7(2)    -    Shareholder Rights Agreement
10.1(5)   -    Employment Agreement between Amedisys, Inc. and Greg Browne
21.1(1)   -    List of Subsidiaries
99.1(5)   -    Certification of William F. Borne, Chief Executive Officer
99.2(5)   -    Certification of Gregory H. Browne, Chief Financial Officer

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

(5)  Filed herewith.

         (b) Reports on Form 8-K

         On April 29, 2002, the Company filed a Current Report on Form 8-K with the SEC attaching a press release announcing the completion of a $9.5 million private placement of common stock and announcing that results for the quarter ended March 31, 2002 will be released on May 6, 2002 with a conference call to be held the same day.

         On May 3, 2002, the Company filed a Current Report on Form 8-K with the SEC due to the decision, by the Board of Directors, to dismiss Arthur Andersen LLP as the independent auditors of the Company.

         On May 13, 2002, the Company filed a Current Report on Form 8-K/A with the SEC in connection with the dismissal of Arthur Andersen LLP as the independent auditors of the Company.

         On May 24, 2002, the Company filed a Current Report on Form 8-K/A with the SEC to announce that the Company has engaged KPMG LLP as the Company's independent auditors for fiscal year 2002.

         On May 28, 2002, the Company filed a Current Report on Form 8-K with the SEC attaching a press release announcing the appointment of KPMG LLP as the Company's independent auditors for fiscal year 2002.

         On June 5, 2002, the Company filed a Current Report on Form 8-K with the SEC attaching a press release announcing the appointment of Gregory H. Browne as Chief Financial Officer.

         On June 25, 2002, the Company filed a Current Report on Form 8-K with the SEC pursuant to Section 18 under the Securities Act of 1934 to furnish the text of slides which the Company's management began using in presentations at investor conferences.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMEDISYS, INC.

         By:  /s/ GREGORY H. BROWNE
            ------------------------------
         Gregory H. Browne
         Chief Financial Officer


DATE: August 14, 2002

                               INDEX TO EXHIBITS

Exhibit
   No.         Identification of Exhibit
-------        -------------------------
3.1(4)    -    Certificate of Incorporation
3.2(3)    -    Bylaws
4.2(1)    -    Common Stock Specimen
4.7(2)    -    Shareholder Rights Agreement
10.1(5)   -    Employment Agreement between Amedisys, Inc. and Greg Browne
21.1(1)   -    List of Subsidiaries
99.1(5)   -    Certification of William F. Borne, Chief Executive Officer
99.2(5)   -    Certification of Gregory H. Browne, Chief Financial Officer

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