Form 10-Q
period 2002-09-30
AMEDISYS INC
filed 2002-11-12
CIK 896262

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
--------------------------------------------------------------------------------



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from                      to
                                        ------------------      ----------------

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



Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

      Number of shares of Common Stock outstanding as of November 8, 2002:
                                9,129,420 shares

                                                   PART I.
                                            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001.......................  3

         Consolidated Statements of Operations for the Three and Nine Months Ended
         September 30, 2002 and 2001......................................................................  4

         Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001......  5

         Notes to Consolidated Financial Statements.......................................................  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............ 16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS...................................... 21

ITEM 4.  CONTROLS AND PROCEDURES.......................................................................... 21


                                                   PART II.
                                              OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES........................................................................... 22

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................................................. 22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................. 22

ITEM 5.  OTHER INFORMATION............................................................................... 22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................................ 22

ITEM 1.  FINANCIAL STATEMENTS


                         AMEDISYS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                      (UNAUDITED, DOLLAR AMOUNTS IN 000'S)


                                                                       September 30, 2002      December 31, 2001
                                                                      --------------------    --------------------
CURRENT ASSETS:

Cash and Cash Equivalents                                             $             11,089    $              3,515
Patient Accounts Receivable, Net of Allowance for Doubtful Accounts
   of $1,793 in September 2002 and $3,125 in December 2001                          14,879                  23,682
Prepaid Expenses                                                                     2,168                     244
Deferred Income Taxes                                                                2,078                      --
Inventory and Other Current Assets                                                     941                     822
                                                                      --------------------    --------------------
          Total Current Assets                                                      31,155                  28,263

Property and Equipment, net                                                          9,006                  10,290
Other Assets, net                                                                   25,543                  22,301
                                                                      --------------------    --------------------
          Total Assets                                                $             65,704    $             60,854
                                                                      ====================    ====================

CURRENT LIABILITIES:

Accounts Payable                                                      $              1,945    $              2,440
Accrued Expenses:
     Payroll and Payroll Taxes                                                       6,663                   6,798
     Insurance                                                                       1,561                   1,881
     Income Taxes                                                                      901                     930
     Legal Settlements                                                                 900                   1,227
     Other                                                                           2,026                   3,082
Notes Payable                                                                        1,883                   9,305
Current Portion of Long-term Debt                                                    3,947                   5,355
Current Portion of Obligations under Capital Leases                                  2,436                   2,391
Current Portion of Medicare Liabilities                                              6,980                  13,214
                                                                      --------------------    --------------------
          Total Current Liabilities                                                 29,242                  46,623

Long-term Debt                                                                       5,328                   5,591
Obligations under Capital Leases                                                     1,598                   3,208
Long-term Medicare Liabilities                                                       4,491                     958
Deferred Income Taxes                                                                1,723                      --
Other Long-term Liabilities                                                            961                   1,099
                                                                      --------------------    --------------------
          Total Liabilities                                                         43,343                  57,479

Minority Interest in Consolidated Subsidiaries                                          --                      66

STOCKHOLDER'S EQUITY:

Common Stock (9,086,952 Shares in September 2002 and
     7,178,152 Shares in December 2001)                                                  9                       7
Additional Paid-in Capital                                                          28,709                  16,539
Treasury Stock (4,167 Shares of Common Stock in
     September 2002 and December 2001)                                                 (25)                    (25)
Retained Earnings (Deficit)                                                         (6,332)                (13,212)
                                                                      --------------------    --------------------
     Total Stockholder's Equity                                                     22,361                   3,309
                                                                      --------------------    --------------------
          Total Liabilities and Stockholder's Equity                  $             65,704    $             60,854
                                                                      ====================    ====================


        The accompanying notes are an integral part of these consolidated financial statements.

                         AMEDISYS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
           (UNAUDITED, DOLLAR AMOUNTS IN 000'S, EXCEPT PER SHARE DATA)

                                                           Three months ended             Nine months ended
                                                     September 30,   September 30,   September  30,  September 30,
                                                        2002             2001            2002            2001
                                                     ------------    ------------    ------------    ------------
Service revenue                                      $     33,066    $     29,672    $     97,770    $     79,042
Cost of service revenue                                    15,079          13,053          43,521          34,977
                                                     ------------    ------------    ------------    ------------
      Gross margin                                         17,987          16,619          54,249          44,065
                                                     ------------    ------------    ------------    ------------
General and administrative expenses:
   Salaries and benefits                                    9,428           7,749          28,495          21,951
   Other                                                    6,157           6,308          17,394          17,621
                                                     ------------    ------------    ------------    ------------
      Total general and administrative expenses            15,585          14,057          45,889          39,572
                                                     ------------    ------------    ------------    ------------
           Operating income                                 2,402           2,562           8,360           4,493

Other income and expense:
   Interest income                                             36              49              78             303
   Interest expense                                          (456)           (704)         (1,453)         (2,214)
   Other (expense) income, net                                (58)             71             148             167
                                                     ------------    ------------    ------------    ------------
     Total other expense, net                                (478)           (584)         (1,227)         (1,744)
                                                     ------------    ------------    ------------    ------------
Income before income taxes and discontinued
   operations                                               1,924           1,978           7,133           2,749

     Income tax expense                                       705              --             253              --
                                                     ------------    ------------    ------------    ------------

Income from continuing operations                           1,219           1,978           6,880           2,749

Discontinued operations:
   Loss from discontinued operations, net of
      income taxes                                             --            (456)             --            (585)
   Gain on sale of discontinued operations, net of
      income taxes                                             --           1,056              --           1,056
                                                     ------------    ------------    ------------    ------------

Net income                                           $      1,219    $      2,578    $      6,880    $      3,220
                                                     ============    ============    ============    ============

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            9,058           5,873           8,283           5,716

Basic income per common share:
   Income from continuing operations                 $       0.13    $       0.34    $       0.83    $       0.47
   Loss from discontinued operations, net of
      income taxes                                             --           (0.08)             --           (0.10)
   Gain on sale of discontinued operations, net of
      income taxes                                             --            0.18              --            0.19
                                                     ------------    ------------    ------------    ------------
   Net income                                        $       0.13    $       0.44    $       0.83    $       0.56
                                                     ============    ============    ============    ============

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          9,594           7,934           8,843           7,812

Diluted income per common share:
   Income from continuing operations                 $       0.13    $       0.25    $       0.78    $       0.35
   Loss from discontinued operations, net of
      income taxes                                             --           (0.06)             --           (0.07)

   Gain on sale of discontinued operations, net
      of income taxes                                          --            0.13              --            0.14
                                                     ------------    ------------    ------------    ------------
   Net income                                        $       0.13    $       0.32    $       0.78    $       0.42
                                                     ============    ============    ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                         AMEDISYS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                      (UNAUDITED, DOLLAR AMOUNTS IN 000'S)

                                                                                       Nine months ended
                                                                           September 30, 2002     September 30, 2001
                                                                          --------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                           $              6,880    $              3,220
     Adjustments to reconcile net income to net cash provided (used)
          by operating activities:
               Depreciation and amortization                                             2,250                   2,220
               Provision for bad debts                                                   2,078                   1,584
               Compensation expense                                                         --                      70
               Gain on sale of discontinued operations                                      --                  (1,738)
               Deferred income taxes                                                      (355)                     --
               Minority interest                                                            --                     722
               Deferred revenue                                                             --                  (1,589)
               Other                                                                       (95)                     --
               Changes in assets and liabilities:
                    Decrease in cash included in assets held for sale                       --                      20
                    Decrease (increase) in accounts receivable                           6,724                 (12,971)
                    (Increase) in inventory and other current assets                    (1,966)                   (510)
                    (Increase) in other assets                                            (173)                    (49)
                    (Decrease) increase in accounts payable                               (495)                    244
                    Increase in accrued expenses                                           257                   3,312
                    (Decrease) increase in Medicare liabilities                         (2,701)                  3,229
                    (Decrease) in long-term liabilities                                   (137)                     --

                                                                          --------------------    --------------------
                    Net cash provided by (used in) operating activities                 12,267                  (2,236)
                                                                          --------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment                                           98                      12
     Purchase of property and equipment                                                 (1,005)                 (3,202)
     Cash used in purchase acquisitions                                                 (1,875)                 (3,406)
     Proceeds from sale of Company operations                                               --                   1,684
     Partnership distributions                                                             (66)                   (745)
     Minority interest investment in subsidiary                                             --                     101

                                                                          --------------------    --------------------
                    Net cash (used in) investing activities                             (2,848)                 (5,556)
                                                                          --------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (repayments) borrowings on line of credit agreements                           (7,422)                  6,503
     Proceeds from issuance of notes payable and capital leases                            916                     624
     Payments on notes payable and capital leases                                       (5,312)                 (3,196)
     Proceeds from private placement of stock, net                                       9,526                      --
     Proceeds from issuance of stock                                                       447                     239

                                                                          --------------------    --------------------
                    Net cash (used in) provided by financing activities                 (1,845)                  4,170
                                                                          --------------------    --------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     7,574                  (3,622)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         3,515                   6,967
                                                                          --------------------    --------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $             11,089    $              3,345
                                                                          ====================    ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for:
          Interest                                                        $              1,351    $              2,273
                                                                          ====================    ====================

          Income taxes                                                    $                817    $                321
                                                                          ====================    ====================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AMEDISYS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION

         Amedisys, Inc. ("Amedisys" or "the Company") is a multi-state provider of home health care nursing services. At September 30, 2002, the Company operated fifty-nine home care nursing offices and two corporate offices in the southern and southeastern United States.

         In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's financial position at September 30, 2002, the results of operations for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the interim periods are not necessarily indicative of results of operations for the entire year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Form 10-K.

2.       RECLASSIFICATION

         The Company has reclassified Medicare liabilities due within one year from a contra-asset account to a liability account in the accompanying Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001. Previously, Medicare liabilities due within one year were netted against accounts receivable. In the accompanying balance sheets, these liabilities are reflected as Current Portion of Medicare Liabilities.

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

         Under PPS, the Company is paid by Medicare based on episodes of care. An episode of care is defined as a length of care up to sixty days with multiple continuous episodes allowed. A base episode payment is established by the Medicare Program through federal legislation for all episodes of care ended on or after the applicable time periods detailed below:

         Period                                                        Base episode payment
         ------------------------------------------------              --------------------
         Beginning October 1, 2000 through March 31, 2001              $2,115 per episode
         April 1, 2001 through September 30, 2001                      $2,264 per episode
         October 1, 2001 through September 30, 2002                    $2,274 per episode
         October 1, 2002 through September 30, 2003                    $2,159 per episode

         With respect to Medicare reimbursement changes, the applicability of the reimbursement change is dependent upon the completion date of the episode; therefore, changes in reimbursement, both positive and negative, will impact the financial results of the Company up to sixty days in advance of the effective date.

         The base episode payment is adjusted by applicable regulations including, but not limited to, the following: a case mix adjuster consisting of eighty (80) home health resource groups ("HHRG"), the applicable geographic wage index, low utilization, intervening events and other factors. The episode payment will be made to providers regardless of the cost to provide care. The services covered by the episode payment include all disciplines of care, in addition to medical supplies, within the scope of the home health benefit.

         Revenue is recognized as services are provided based on the number of patient visits performed during the reporting period and a historical weighted average revenue per visit ("Rate"). This Rate is based on the historical average final episode payment divided by the historical average number of visits per episode. Episodes in progress at the end of the reporting period are reviewed on a percentage of completion basis using the historical average total number of visits per episode. The Company further refined its Medicare revenue recognition process during this quarter ended September 30, 2002 through an analysis of all episodes completed from October 1, 2000 through September 30, 2002 with respect to the historical average calculations referred to above, and intends to continue this analysis on an ongoing basis.

4.       EARNINGS PER SHARE

         Earnings per common share are based on the weighted average number of shares outstanding during the period. The following table sets forth the computation of basic and diluted net income per common share for the three and nine month periods ended September 30, 2002 and 2001, including the results of discontinued operations:

                                                     In 000's, except per share amounts
                                        -----------------------------------------------------------------
                                         Three months     Three months     Nine months      Nine months
                                           ended             ended             ended            ended
                                         September 30,    September 30,    September 30,    September 30,
                                            2002             2001              2002             2001
                                        --------------   --------------   --------------   --------------
Basic Net Income per Share:

     Net Income                         $        1,219   $        2,578   $        6,880   $        3,220
                                        ==============   ==============   ==============   ==============

     Weighted Average Number of
          Shares Outstanding                     9,058            5,873            8,283            5,716
                                        ==============   ==============   ==============   ==============

   Net Income per Common
          Share - Basic                 $         0.13   $         0.44   $         0.83   $         0.56
                                        ==============   ==============   ==============   ==============

Diluted Net Income per Share:

     Net Income                         $        1,219   $        2,578   $        6,880   $        3,220
                                        ==============   ==============   ==============   ==============

     Weighted Average Number of
          Shares Outstanding                     9,058            5,873            8,283            5,716

     Effect of Dilutive Securities:

         Stock Options                             375              635              436              645

         Warrants                                  161              260              124              250

         Convertible Preferred Shares               --            1,166               --            1,201
                                        --------------   --------------   --------------   --------------

     Average Shares - Diluted                    9,594            7,934            8,843            7,812
                                        ==============   ==============   ==============   ==============

   Net Income per Common
          Share - Diluted               $         0.13   $         0.32   $         0.78   $         0.42
                                        ==============   ==============   ==============   ==============

5.       MEDICARE REIMBURSEMENT AND REFORM

         The Company derived approximately 87% and 89% of its revenues from continuing operations from the Medicare system for the three month periods ended September 30, 2002 and 2001 and 88% of its revenues for both the nine month periods ended September 30, 2002 and 2001.

         On June 28, 2000, the Centers for Medicare & Medicaid Services ("CMS") issued the final rules for PPS, in accordance with the parameters established in the Balanced Budget Act of 1997 ("BBA"), which were effective for all Medicare-certified home health agencies on October 1, 2000. The final regulations establish payments based on episodes of care. An episode is defined as a length of care up to sixty days with multiple continuous episodes allowed under the rule. A standard episode payment was established beginning October 1, 2000 at $2,115 per episode to be adjusted by applicable regulations including, but not limited to, the following: a case mix adjuster consisting of eighty (80) home health resource groups ("HHRG"), the applicable geographic wage index, low utilization, intervening events and other factors. Providers are allowed to make a request for anticipated payment at the start of care equal to 60% of the expected payment for the initial episode and 50% for each subsequent episode. The remaining balance due to the provider is paid following the submission of the final claim at the end of the episode. In contrast to the cost-based reimbursement system whereby providers' reimbursement was limited, among other things, to their actual costs, episode payments are made to providers regardless of the cost to provide care, except with regard to certain outlier provisions. As a result, home health agencies have the opportunity to be profitable under this system.

         In December 2000, Congress passed the Benefits Improvement and Protection Act ("BIPA"), which provided additional funding to health care providers. BIPA provided for the following: (i) a one-year delay in applying the budgeted 15% reduction on payment limits, (ii) the restoration of a full home health market basket update for episodes ended on or after April 1, 2001, and before October 1, 2001 resulting in an expected increase in revenues of 2.2%,
(iii) a 10% increase, effective April 1, 2001 and extending for a period of twenty four months, for home health services provided in a rural area, and (iv) a one-time payment equal to two months of periodic interim payments ("PIP").

         Effective October 1, 2001, the standard episode payment for federal fiscal year 2002 was increased to $2,274 per episode.

         The BBA legislation of 1997 called for a future reduction in home health cost limits of 15% which was derived from projected future home health spending at the same historical levels. This reduction has been delayed for several years through legislation with the most recent legislative delay enacted with BIPA as discussed above. The delay provision in BIPA expired on September 30, 2002 and the scheduled reduction was implemented for all Medicare-certified agencies effective October 1, 2002. It was anticipated by CMS that with the enactment of the BBA, providers would diversify their patient base by increasing the number of low-cost beneficiaries served and thereby decreasing the effect of the cost limits. With this assumption, CMS has estimated that a 15% reduction in cost limits would equate to a 7% reduction in aggregate spending. Therefore, the change to reimbursement effective October 1, 2002 will reflect a net decrease of 7%, offset by a net inflationary update of 2.1%, resulting in a decrease to reimbursement of 5.05%. In addition to this reduction effective October 1, 2002, the provision in BIPA whereby home health providers received a 10% increase in reimbursement that began April, 2001 for serving patients in rural areas, accounting for approximately 30% of the Company's patient population, is scheduled to expire March 31, 2003.

         Currently, there is legislation in various stages in both the U.S. House of Representatives and the U.S. Senate addressing this reduction. On June 28, 2002, the House of Representatives passed H.R. 4954, the Medicare Modernization and Prescription Drug Act of 2002, which, among other things, called for i) the elimination of the 15% reduction scheduled for October 1, 2002, ii) the extension through January 1, 2005 of the 10% rural payment increase currently scheduled to expire in April 2003, and iii) setting the home health market basket update for calendar year 2003 at 2%, for calendar year 2004 at 1.1%, and for calendar year 2005 at 2.7%. On October 1, 2002, Senate Bill S. 3018, the Beneficiary Access to Care and Medicare Equity Act of 2002, was introduced which includes the same basic provisions as H.R. 4954 detailed above.

          If the payment reductions are not alleviated through federal legislation, the Company could reflect a future decrease to service revenues which could be material unless the Company is able to mitigate this with increased patient admissions and/or increased episodes per patient. In the quarter ended September 30, 2002, the Company did reflect a decrease to Medicare revenues of approximately $422,000 for patients with 60-day episodes that spanned past October 1, 2002 and were thus impacted by the payment reduction.

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

         Effective August 1, 2002, the Company, through its wholly-owned subsidiary Amedisys Texas, Ltd., acquired certain assets and liabilities of Baylor All Saints Medical Center ("Baylor") and All Care, Inc. associated with their home health care operations in Fort Worth, Texas. The assets acquired consisted of furniture, fixtures, and equipment; inventory; licenses and permits, to the extent assignable, including the Medicare and Medicaid provider numbers; and goodwill. The liabilities assigned consisted of the accrued, but unused, paid time off of the employees as well as the obligations accruing on or after August 1, 2002 relating to the assumed contracts and agreements. In consideration for the acquired assets and liabilities, the Company paid $1,000,000 cash at closing and executed a promissory note in the amount of $200,000 for a total purchase price of $1,200,000. The promissory note, bearing interest at 7% per annum, is payable in quarterly principal payments of $25,000, plus accrued interest, beginning November 2002. In connection with this acquisition, the Company recorded $1,191,000 of goodwill in the third quarter of 2002.

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

          Effective September 7, 2001, the Company, its wholly-owned subsidiary Amedisys Surgery Centers, L.C., its 56% owned subsidiary Hammond Surgical Care Center, L.C. d/b/a St. Luke's SurgiCenter ("St. Luke's"), and Surgery Center of Hammond, L.L.C. ("Surgery Center") entered into an agreement for the purchase and sale of the operations and assets of St. Luke's, an outpatient surgery center located in Hammond, Louisiana, to Surgery Center. The sales price of $2,850,000 was paid at closing and distributed in the following manner:
$1,066,000 paid directly to creditors of St. Luke's relating to existing debt obligations, $1,684,000 paid to St. Luke's, and $100,000 cash paid in September 2002 upon verification of the value of working capital transferred.

         Summarized financial information for the discontinued operations is as follows (in 000's):

                                               Three Months ended    Nine Months ended
                                               September 30, 2001    September 30, 2001
                                               ------------------    ------------------
Outpatient Surgery Division:

   Service Revenue                              $         564        $          1,846

   Loss from Discontinued
      Operations Net of Income Taxes                     (456)                   (535)
   Gain on Sale of Discontinued
      Operations Net of Income Taxes                    1,056                   1,056


Infusion Therapy Division:

   Service Revenue                              $          --        $             --
   Loss from Discontinued Operations
      Net of Income Taxes                                  --                     (50)

Total Discontinued Operations:

   Service Revenue                              $         564        $          1,846
   Loss from Discontinued Operations
      Net of Income Taxes                                (456)                   (585)

    Gain on Sale of Discontinued
      Operations Net of Income Taxes                    1,056                   1,056

8.       NOTES PAYABLE

         Notes payable as of September 30, 2002 consists primarily of an asset-based line of credit with availability, depending on collateral, of up to $25 million with National Century Financial Enterprises, Inc. ("NCFE") and borrowings under a revolving bank line of credit of up to $2.5 million. The $25 million asset-based line of credit, which matures June, 2005, is collateralized by eligible accounts receivable and as of September 30, 2002 and December 31, 2001, had an outstanding balance of $1,883,000 and $8,593,000, respectively. There was $2.9 million available under this line as of September 30, 2002 and no amounts available as of December 31, 2001. Eligible receivables are defined as receivables, exclusive of workers' compensation and self-pay, that are aged less than 181 days. The effective interest rate on this line of credit was 12.37% and 11.00% for the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively. Subsequent to September 30, 2002, the Company elected to terminate this relationship with NCFE (refer to Note 17 - Subsequent Events, and Financial Condition).

         A revolving bank line of credit of $2.5 million bears interest at the Bank One Prime Floating Rate, which was 4.75% at September 30, 2002 and December 31, 2001. At September 30, 2002, there were no amounts drawn on the bank line of credit with $2,500,000 available. At December 31, 2001, there was $712,000 drawn on the line of credit with $1,788,000 available.

9.       LONG-TERM DEBT

         Long-term debt as of September 30, 2002 consists primarily of a $6.4 million note payable to NPF Capital (an affiliate of NCFE), a $924,000 note payable to Christus Spohn (See Note 6), a $479,000 note payable to CareSouth Home Health Services, Inc. ("CareSouth"), a $404,000 note payable to Winter Haven Hospital, and a $200,000 note payable to Baylor (See note 6).

         The $6.4 million note to NPF Capital was restructured during June 2002 to extend the maturity to June 2005 with revised monthly principal and interest payments of $211,000 at an interest rate equal to the prime rate, 4.75% at

September 30, 2002, plus 3.25%. This note is secured by substantially all of the assets of the Company and its subsidiaries and is cross defaulted with the asset-based facility with NCFE (See Note 8). The Company believes it is in compliance with the terms of the note which has a balance of $6.1 million as of November 8, 2002 (refer to Note 17 - Subsequent Events, and Financial Condition).

         The Company makes quarterly principal and interest payments of $93,000 on the $924,000 note to Christus Spohn due April 2005, monthly principal and interest payments of $25,000 on the $479,000 note to CareSouth due May 2004, monthly principal and interest payments of $30,000 on the $404,000 note to Winter Haven Hospital due November 2003, and quarterly principal payments of $25,000 plus accrued interest, beginning November 1, 2002, on the $200,000 note to Baylor due August 2004.

10.      CAPITAL LEASES

         Capital leases consist primarily of a Software License Agreement with CareSouth and an equipment lease agreement with Cisco Systems Capital Corporation ("Cisco"). The CareSouth lease requires monthly payments of $178,000 and had an outstanding balance of $3,241,000 at September 30, 2002. This agreement contains a bargain purchase option that the Company intends to exercise upon expiration of the agreement in May 2004. The Cisco capital lease, secured by equipment used currently in connection with the Company's wide-area network, requires monthly payments of $21,000 and had a balance of $408,000 at September 30, 2002. This lease expires July 2004.

11.      AMOUNTS DUE TO MEDICARE

         As of September 30, 2002, the Company estimates an aggregate payable to Medicare of $11.5 million resulting from interim cash receipts in excess of expected reimbursement. Included in this amount is $6.4 million, of which $4.4 million is reflected as long term, attributed to a provision in BIPA whereby a lump-sum payment equal to two months of PIP was advanced to providers. The fiscal year ending December 31, 2000 cost reports, which reflected the BIPA payments, were filed in June 2002 and July 2002. In June 2002, CMS issued a Program Memorandum granting automatic thirty-six month repayment plans for providers who received the BIPA payment if five specific criteria are met. The Company believes that it meets the criteria and has received formal notifications of thirty-six month repayment plans for all of its agencies except one, which we believe will commence no later than November 2002. Accordingly, in the accompanying Consolidated Balance Sheet as of September 30, 2002, the Company has classified the BIPA overpayments appropriately between Current Portion of Medicare Liabilities and Long-term Medicare Liabilities. The amounts due to Medicare within one year of $7.0 million are shown as Current Portion of Medicare Liabilities and the amount payable to Medicare in excess of one year of $4.5 million is shown as Long-term Medicare Liabilities. Included in the Current Portion of Medicare Liabilities amount of $7.0 million is a $3.1 million overpayment relating to Alliance Home Health, a wholly owned subsidiary of the Company which filed for bankruptcy protection on September 29, 2000 and for which no payments are currently being made.

         During this quarter ended September 30, 2002, the Company was notified by its Medicare fiscal intermediary of the re-opening of eight provider cost reports for the fiscal year ending December 31, 1997 with respect to a specific costing methodology used by the Company. The Company intends to defend its position with respect to these cost reports for which all eight of these provider numbers were sold or closed during the calendar year 1999. The Company believes its reserves for Medicare settlements are adequate to cover the possible liabilities for these re-opened cost reports and other cost reports with no final settlement.

12.      INCOME TAXES

         The Company files a consolidated federal income tax return that includes all subsidiaries that are more than 80% owned. State income tax returns are filed individually by the subsidiaries in accordance with state statutes.

         The Company uses the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. As of December 31, 2001, the Company had a recorded valuation allowance of $2,587,000. Management of the Company determined, based on the first quarter 2002 operating results and projections for fiscal year 2002, that it was more likely than not that the Company would be able to use all of the previously unrecognized tax benefits. Accordingly, in the quarter ended March 31, 2002, the Company recorded a tax benefit of $1,438,000 resulting primarily from elimination of all of the valuation allowance. For the quarter ended June 30, 2002, the Company recorded income tax expense of $986,000, an effective rate of 37%. For the quarter ended September 30, 2002, the Company recorded income tax expense of $705,000, an effective rate of 37%.

         Total income tax expense included in the accompanying Consolidated Statements of Operations is as follows (in 000's):

                                                Three Months ended         Nine Months ended
                                                   September 30,              September 30,
                                              -----------------------   ------------------------
                                                 2002         2001         2002          2001
                                              ----------   ----------   ----------    ----------
                Current income tax expense    $      229   $       --   $      608    $       --
                Deferred income tax expense
                 (benefit)                           476           --         (355)           --
                                              ----------   ----------   ----------    ----------
                Total income tax              $      705   $       --   $      253    $       --
                                              ==========   ==========   ==========    ==========

         Total tax expense on income before taxes resulted in effective tax rates that differed from the federal statutory income tax rate. A reconciliation of these rates is as follows as of September 30, 2002:


                                                            Three Months ended  Nine Months ended
                                                            September 30, 2002  September 30, 2002
                                                            ------------------  ------------------
           Income taxes computed on federal statutory rate                  35%                 35%
           State income taxes and other                                      4                   2
           Removal of valuation allowance                                   --                 (36)
           Nondeductible expenses and other                                 (2)                  3
                                                             -----------------  ------------------
                   Total                                                    37%                  4%
                                                             =================  ==================

         Net deferred tax assets consist of the following components as of September 30, 2002 and December 31, 2001 (in 000's):

                                                                              September 30,       December 31,
                                                                                   2002                2001
                                                                          -------------------  ----------------
               Deferred tax assets:
                   NOL carryforward                                      $                  -  $           1,066
                   Allowance for doubtful accounts                                        551                847
                   Property and equipment                                                (20)                371
                   Self-insurance reserves                                                902                618
                   Losses of consolidated subsidiaries not
                       consolidated
                       for tax purposes, expiring beginning in 2010                       143                144
                   Expenses not currently deductible for tax purposes                     626                606
                   Other                                                                    -                100
               Deferred tax liabilities:
                   Amortization of intangible assets                                  (1,847)            (1,165)
               Less:  Valuation allowance                                                   -            (2,587)
                                                                          -------------------  ----------------
                                                                          $               355  $               -
                                                                          ===================  ================

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

         Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if circumstances indicate potential impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. For goodwill and indefinite-lived intangible assets acquired prior to July 1, 2001, goodwill was amortized through 2001, at which time amortization ceased and a transitional goodwill impairment test was performed. The Company adopted SFAS 142 effective January 1, 2002. Management has evaluated the impact of the new accounting standards on existing goodwill and other intangible assets and has concluded that no impairment exists as of September 30, 2002. Included in general and administrative expenses in the accompanying Consolidated Statements of Operations is goodwill amortization expense as follows (in 000's):

                                            Three Months ended   Nine Months ended
                                                September 30,      September 30,
                                            ------------------   -----------------
                                              2002       2001      2002      2001
                                            --------   -------   -------   -------
             Goodwill Amortization Expense  $     --   $   351   $    --   $   993

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

14.      GOODWILL AND OTHER INTANGIBLE ASSETS

         In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of tax, follows (in 000s, except per share data):

                                                                          Three Months ended            Nine Months ended
                                                                             September 30,                 September 30,
                                                                    -----------------------------   -----------------------------
                                                                         2002            2001            2002            2001
                                                                    -------------   -------------   -------------   -------------
                     Net income, as reported                        $       1,219   $       2,578   $       6,880   $       3,220
                     Add:  Goodwill amortization, net of tax                   --             351              --             993
                                                                    -------------   -------------   -------------   -------------
                     Adjusted net income                            $       1,219   $       2,929   $       6,880   $       4,213
                                                                    =============   =============   =============   =============

                     Basic income per share:
                          Reported net income                       $        0.13   $        0.44   $        0.83   $        0.56
                          Goodwill amortization                                --            0.06              --            0.18
                                                                    -------------   -------------   -------------   -------------
                          Adjusted net income                       $        0.13   $        0.50   $        0.83   $        0.74
                                                                    =============   =============   =============   =============

                     Diluted income per share:
                          Reported net income                       $        0.13   $        0.32   $        0.78   $        0.42
                          Goodwill amortization                                --            0.05              --            0.12
                                                                    -------------   -------------   -------------   -------------
                          Adjusted net income                       $        0.13   $        0.37   $        0.78   $        0.54
                                                                    =============   =============   =============   =============


         Changes in the carrying amount of goodwill for the nine month period ended September 30, 2002 are as follows (in 000s):

                   Balance as of December 31, 2001                      $      22,216
                   Goodwill acquired in the nine months ended
                       September 30, 2002                                       3,114
                                                                        -------------
                   Balance as of September 30, 2002                     $      25,330
                                                                        =============


15.      PRIVATE PLACEMENT OF COMMON STOCK

         On April 26, 2002, the Company completed a private placement of 1,460,000 shares of Common Stock with private investors at a price of $6.94 per share. This placement provided net proceeds to the Company of approximately $9.5 million. The Company engaged Belle Haven Investments, L.P. ("BHI") and Sanders Morris Harris ("Sanders") as placement agents for this transaction pursuant to which BHI received $544,300 in cash and BHI and its principals received warrants to purchase up to 64,500 shares of common stock exercisable at $8.12 per share and Sanders received $15,615 in cash and warrants to purchase up to 4,500 shares of common stock exercisable at $8.12 per share. Through September 30, 2002, the Company has used the net proceeds i) to pay $1,560,000 of outstanding Medicare liabilities for which the Company was paying interest at an average annual rate of 13.75%, ii) in connection with acquisitions of $1,000,000, iii) to decrease borrowings under its lines of credit agreements, and iv) to increase cash balances.

16.      STOCKHOLDERS' EQUITY

         The following table summarizes the activity in Stockholders' Equity for the nine months ended September 30, 2002 (in 000's, except share information):

                                   Common           Common         Additional                         Retained            Total
                                    Stock            Stock           Paid-in         Treasury          Earnings       Stockholders'
                                    Shares           Amount          Capital           Stock           (Deficit)          Equity
                                ------------     ------------     ------------     ------------      ------------      ------------
Balance, December 31, 2001         7,178,152     $          7     $     16,539     $        (25)     $    (13,212)     $      3,309
Issuance of stock for
   Employee Stock Purchase
   Plan                               90,998               --              531               --                --               531
Issuance of stock for 401k
   match                             227,632                1            1,666               --                --             1,667

Exercise of stock options            130,170               --              447               --                --               447

Issuance of stock relating
   to private placement            1,460,000                1            9,526               --                --             9,527
Net income                                --               --               --               --             6,880             6,880
                                ------------     ------------     ------------     ------------      ------------      ------------
Balance, September 30, 2002        9,086,952     $          9     $     28,709     $        (25)     $     (6,332)     $     22,361
                                ============     ============     ============     ============      ============      ============


17.      SUBSEQUENT EVENTS

         Effective October 1, 2002, the Company, through its wholly-owned subsidiary Amedisys Georgia, L.L.C., acquired certain assets and liabilities of Hospital Authority of Valdosta and Lowndes County, Georgia associated with their home health care operations in Valdosta, Georgia. The assets acquired consisted of furniture, fixtures, and equipment; inventory; licenses and permits, to the extent assignable, including the Medicare and Medicaid provider numbers; and goodwill. The liabilities assumed consisted of the obligations accruing on or after October 1, 2002 relating to the assumed contracts and agreements. In consideration for the acquired assets and liabilities, the Company paid $250,000 cash at closing. In connection with this acquisition, the Company will record approximately $258,000 of goodwill in the fourth quarter of 2002.

         As discussed in Note 8, the Company has an asset-based borrowing facility with NCFE who has been reported as suffering from financial difficulties. This facility involves various subsidiaries of the Company which sell receivables to NPF VI, Inc. ("NPF VI"), a subsidiary of NCFE, in return for appropriate funding less any required reserves. Under this arrangement, collections from payors are paid into 'lockbox' bank accounts and used to retire amounts funded by NPF VI.

          Due to the downgrade of bonds issued by NPF VI and the failure by NPF VI to complete a normal funds transfer request to the Company for $3.3 million on October 31, 2002, the Company elected to terminate the facility with NPF VI.

         Amedisys, Inc. currently has no funds advanced by NPF VI through this asset-based relationship. However, as a result of the failure by NPF VI to forward the amount referred to above and to remit ongoing collections, including amounts collected unrelated to receivables normally purchased by NPF VI, NPF VI is retaining approximately $7.3 million, which is the property of Amedisys, Inc. and its subsidiaries. Representatives of NPF VI have confirmed this amount.

         The Company also has a secured Loan Agreement with NPF Capital, Inc., a separate subsidiary of NCFE, under which the Company borrowed funds previously for acquisition purposes. This loan currently has a balance of $6.1 million as of November 8, 2002 with required monthly payments of principal and interest of $211,000 through June 28, 2005 and is secured by substantially all of the assets of the Company and its subsidiaries.

         Amedisys, Inc. is working with legal advisors to expedite either the return of all funds held by NPF VI, or to use those funds to prepay the $6.1 million note to NPF Capital and remit the remaining balance. The Company and its legal advisors have been in constant communication with NCFE, NPF VI, the Trustee for the bondholders of NPF VI, their representatives and legal advisors since October 31, 2002. The Company is uncertain as to the ultimate resolution of this matter and is taking appropriate action to protect its commercial interests (see Financial Condition).

         The Company believes that, due to the failure of NPF VI to comply with the terms of the various agreements, the termination of the agreements with NPF VI will not cause an event of default under the terms of the Promissory Note to NPF Capital, although there is no assurance that such an event of default will not be notified by the noteholder (see Financial Condition).

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

RESULTS OF OPERATIONS

         Service Revenues. Net revenues increased $3,394,000 or 11% for the three months ended September 30, 2002 and $18,728,000 or 24% for the nine months ended September 30, 2002, as compared to the same periods in 2001. For the three months ended September 30, 2002 as compared to the same period in 2001, this increase was attributed to an increase in patient admissions and the per episode Medicare reimbursement increase effective October 1, 2001, offset by a decrease to revenue relating to the reimbursement reduction recorded in the quarter ended September 30, 2002 for patients seen during the quarter but with episodes ending on or after October 1, 2002. Patient admissions increased 1,784 or 19% from 9,460 for the three months ended September 30, 2001 to 11,244 for the comparable period of 2002. This quarter to quarter increase in admissions is comprised of both internal growth of 15% and acquisitions with full operations during the quarter ended September 30, 2002 of 4%. For the nine months ended September 30, 2002 as compared to the same period in 2001, the increase in service revenues was attributed, as well, to an increase in patients admissions and the per episode Medicare reimbursement increase effective October 1, 2001 and April 1, 2001, offset by the revenue reduction recorded relating to the decrease in Medicare reimbursement. For the comparable nine month periods, patient admissions increased by 5,436 or 20% from 26,980 for the nine months ended September 30, 2001 to 32,416 for the same period of 2002. This increase in patient admissions was comprised of both internal growth of 11% and acquisitions completed during both the second and third quarters of 2001 and 2002 of 9%.

         Cost of Revenues. Cost of revenues increased 16% and 24% for the three and nine months ended September 30, 2002 as compared to the same periods in 2001. For the three months ended September 30, 2002 as compared to the same period of 2001, this increase is attributable to increased expenses relating to the clinical manager and program manager positions of $0.7 million as well as increased field staff costs and mileage costs. For the nine month period ended September 30, 2002, the increase in cost of revenues is attributable to an increase in patient visits, increased salaries for the clinical manager and program manager positions, and increased field staff costs and mileage costs. Patient visits increased 79,617 or 11%, from 737,008 for the nine months ended September 30, 2001 to 816,625 for the nine months ended September 30, 2002. Salaries for the clinical manager and program manager positions for the nine month period ended September 30, 2002, as compared to the prior year period, increased $2.0 million. The clinical manager position was implemented company-wide in the latter part of 2000, with full staffing completed during 2001, to provide a greater level of patient care oversight and coordination. The program manager position was implemented company-wide during 2002 to provide a greater level of specialty knowledge in conjunction with the Company's disease statement management programs.

         General and Administrative Expenses ("G&A"). G&A increased $1,528,000, or 11%, for the three months ended September 30, 2002 and $6,317,000, or 16%, for the nine months ended September 30, 2002 as compared to the same periods in 2001. As a percentage of net revenues, G&A remained constant at 47% for the three months ended September 30, 2002 and 2001 and decreased 3% to 47% from 50% for the nine months ended September 30, 2001, as compared to the same periods of 2002. This dollar increase from the three month period ended September 30, 2001 as compared to the same period of 2002 is primarily attributed to increased G & A for acquisitions of $470,000, increased health insurance costs of $238,000, increased depreciation expense in connection with the installation of the wide-area network during the latter part of 2001, and additional personnel costs in several corporate departments including billing and information services, offset by a decrease in goodwill amortization expense. For the nine month period ended September 30, 2001 as compared to the same period of 2002, the increase is primarily attributed to increased G & A for acquisitions of $1.7 million, increased health insurance costs of $1.4 million, and the similar increases in depreciation expense and personnel costs as noted above, offset by a decrease in goodwill amortization expense.

         Other Income and Expense. Other income and expense decreased $106,000 or 18% and $517,000 or 30% for the three and nine months ended September 30, 2002 as compared to the same periods in 2001. This decrease is primarily attributed to lower interest expense incurred during both respective periods of 2002 attributable to lower interest-bearing Medicare cost report liabilities, improved cash collections and corresponding decrease in funding through the lines of credit, and a lower interest rate on the note to NPF Capital.

         Income Tax Expense. Income tax expense of $705,000 and $253,000 was recorded for the three months and nine months ended September 30, 2002. An effective income tax rate of 37% was recorded on income before taxes during both the three and nine month periods ended September 30, 2002. Additionally, an income tax benefit of $2,587,000 was recorded primarily from the elimination of all of the valuation allowance for net deferred tax assets at March 31, 2002 and is reported in the nine month period ended September 30, 2002.

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

MEDICARE REVENUE RECOGNITION

         Under PPS, the Company is paid by Medicare based on episodes of care. An episode of care is defined as a length of care up to sixty days with multiple continuous episodes allowed. A base episode payment is established by the Medicare Program through federal legislation for all episodes of care ended on or after the applicable time periods detailed below:

Period                                                      Base episode payment
------                                                      --------------------
Beginning October 1, 2000 through March 31, 2001             $2,115 per episode
April 1, 2001 through September 30, 2001                     $2,264 per episode
October 1, 2001 through September 30, 2002                   $2,274 per episode
October 1, 2002 through September 30, 2003                   $2,159 per episode

         With respect to Medicare reimbursement changes, the applicability of the reimbursement change is dependent upon the completion date of the episode; therefore, changes in reimbursement, both positive and negative, will impact the financial results of the Company up to sixty days in advance of the effective date.

         The base episode payment is adjusted by applicable regulations including, but not limited to, the following: a case mix adjuster consisting of eighty (80) home health resource groups ("HHRG"), the applicable geographic wage index, low utilization, intervening events and other factors. The episode payment will be made to providers regardless of the cost to provide care. The services covered by the episode payment include all disciplines of care, in addition to medical supplies, within the scope of the home health benefit.

         Revenue is recognized as services are provided based on the number of patient visits performed during the reporting period and a historical weighted average revenue per visit ("Rate"). This Rate is based on the historical average final episode payment divided by the historical average number of visits per episode. Episodes in progress at the end of the reporting period are reviewed on a percentage of completion basis using the historical average total number of visits per episode. The Company further refined its Medicare revenue recognition process during this quarter ended September

30, 2002 through an analysis of all episodes completed from October 1, 2000 through September 30, 2002 with respect to the historical average calculations referred to above, and intends to continue this analysis on an ongoing basis.

         Prior to the implementation of PPS on October 1, 2000, Medicare revenue was based on allowable costs subject to certain limits. Final reimbursement was determined after submission of annual cost reports and audits thereof by the fiscal intermediaries. In 1997, Congress approved the Balanced Budget Act of 1997 (the "BBA"). The BBA established an interim payment system (the "IPS") that provided for the lowering of reimbursement limits for home health visits until PPS was implemented. For cost reporting periods beginning on or after October 1, 1997, Medicare-reimbursed home health agencies cost limits were determined as the lesser of (i) their actual costs, (ii) per visit cost limits based on 105% of median costs of freestanding home health agencies, or (iii) a per beneficiary limit determined for each specific agency. The IPS cost limits applied to the Company for the cost reporting period beginning January 1, 1998 and remained in effect until October 1, 2000.

NON-MEDICARE REVENUE RECOGNITION

         The Company derived approximately 12% of net service revenue from non-Medicare payor sources for the nine months ended September 30, 2002. Non-Medicare payor sources reimburse the Company for services provided under both fee-for-service arrangements and capitated arrangements. Under fee-for-service arrangements, net service revenues are recorded at the expected realizable amount in the reporting period in which the service is provided. The expected realizable amount is determined using the contractual reimbursement rates on a per payor, per discipline basis if available, or historical experience. Under capitated arrangements, net service revenues are recorded at the predetermined monthly per member per month rate irrespective of the services performed.

COLLECTIBILITY OF ACCOUNTS RECEIVABLE

         The process for estimating the ultimate collectibility of accounts receivable involves judgement, with the greatest subjectivity relating to non-Medicare accounts receivable. The Company currently records an allowance for uncollectible accounts on a percentage of revenues basis unless a specific issue is noted, at which time an additional allowance may be recorded.

FINANCIAL CONDITION

         The Company recorded operating losses and had negative cash flow for the year ended December 31, 1999 and the first three quarters of 2000, during which time its operations were primarily funded by the divestiture of certain non-core assets. The significant losses and negative cash flow from operations were largely attributable to the prior Medicare reimbursement system which was effective from January 1, 1998 through October 1, 2000 for the Company. Beginning in October 2000 through the end of the first quarter of 2001, the Company reported positive cash flow and a decrease in operating losses primarily as a result of the implementation of PPS on October 1, 2000. Beginning in the second quarter of 2001 and through this quarter ending September 30, 2002, the Company has reported profitability and positive cash flow due, in part, to per episode Medicare reimbursement increases effective April 1, 2001 and October 1, 2001.

         As described in Note 15, the Company completed a private placement of common stock during April 2002 resulting in net proceeds to the Company of approximately $9.5 million which the Company has used for both debt reduction and acquisitions.

         The Company also has certain contingencies recorded as current liabilities in the accompanying Consolidated Balance Sheets (in accordance with SFAS No. 5) that management does not believe will currently impact cash flow. Also, as discussed in Note 8, the Company has available $2.5 million under the bank line of credit which would be available to fund working capital needs.

         The following table summarizes the Company's current contractual obligations (in 000's):

                                                 Payments Due by Period
                              -------------------------------------------------------
Contractual
Obligations                      Total    Less than 1 year   1-3 years      4-5 years
-----------                   ----------  ----------------  ----------     ----------
Notes Payable (Note 8)        $    1,883     $    1,883     $       --     $       --
Long-Term Debt (Note 9)            9,275          3,947          5,328             --
Capital Lease
  Obligations
     (Note 10)                     4,034          2,436          1,598             --
Medicare Liabilities
     (Note 11)                    11,471          6,980          4,491             --
                              ----------     ----------     ----------     ----------
Total Contractual Cash
Obligations                   $   26,663     $   15,246     $   11,417     $       --
                              ==========     ==========     ==========     ==========


         The Company's operating activities provided $12,267,000 in cash during the nine months ended September 30, 2002, whereas such activities used $2,236,000 in cash during the nine months ended September 30, 2001. Cash provided by operating activities in 2002 is primarily attributable to net income of $6,880,000, net non-cash items such as depreciation and amortization of $2,250,000, provision for bad debts of $2,078,000, a change in deferred tax assets of ($355,000), other of ($95,000), and changes in assets and liabilities of $1,509,000. Investing activities used $2,848,000 for the nine months ended September 30, 2002, whereas such activities used $5,556,000 for the nine months ended September 30, 2001. Cash used by investing activities in 2002 is attributed to the purchase of property and equipment of $1,005,000, cash used in acquisitions of $1,875,000, and partnership distributions of $66,000 offset by proceeds from the sale of property and equipment of $98,000. Financing activities used cash during the nine months ended September 30, 2002 of $1,845,000, whereas such activities provided $4,170,000 during the same period in 2001. Cash used by financing activities in 2002 is primarily attributed to proceeds from a private placement of stock of $9,526,000, issuance of notes payable and capital leases of $916,000, and proceeds from the issuance of stock of $447,000, offset by repayments on line of credit agreements of $7,422,000 and payments on notes payable and capital leases of $5,312,000.

         The BBA legislation of 1997 called for a future reduction in home health cost limits of 15% which was derived from projected future home health spending at the same historical levels. This reduction has been delayed for several years through legislation with the most recent legislative delay enacted with BIPA as discussed above. The delay provision in BIPA expired on September 30, 2002 and the scheduled reduction was implemented for all Medicare-certified agencies effective October 1, 2002. It was anticipated by CMS that with the enactment of the BBA, providers would diversify their patient base by increasing the number of low-cost beneficiaries served and thereby decreasing the effect of the cost limits. With this assumption, CMS has estimated that a 15% reduction in cost limits would equate to a 7% reduction in aggregate spending. Therefore, the change to reimbursement effective October 1, 2002 will reflect a net decrease of 7%, offset by a net inflationary update of 2.1%, resulting in a decrease to reimbursement of 5.05%. In addition to this reduction effective October 1, 2002, the provision in BIPA whereby home health providers received a 10% increase in reimbursement that began April, 2001 for serving patients in rural areas, accounting for approximately 30% of the Company's patient population, is scheduled to expire March 31, 2003.

         Currently, there is legislation in various stages in both the U.S. House of Representatives and the U.S. Senate addressing this reduction. On June 28, 2002, the House of Representatives passed H.R. 4954, the Medicare Modernization and Prescription Drug Act of 2002, which, among other things, called for i) the elimination of the 15% reduction scheduled for October 1, 2002, ii) the extension through January 1, 2005 of the 10% rural payment increase currently scheduled to expire in April 2003, and iii) setting the home health market basket update for calendar year 2003 at 2%, for calendar year 2004 at 1.1%, and for calendar year 2005 at 2.7%. On October 1, 2002, Senate Bill S. 3018, the Beneficiary Access to Care and Medicare Equity Act of 2002, was introduced which includes the same basic provisions as H.R. 4954 detailed above.

          If the payment reductions are not alleviated through federal legislation, the Company could reflect a future decrease to service revenues which could be material unless the Company is able to mitigate this with increased patient admissions and/or increased episodes per patient. In the quarter ended September 30, 2002, the Company did reflect a decrease to Medicare revenues of approximately $422,000 for patients with 60-day episodes that spanned past October 1, 2002 and were thus impacted by the payment reduction.

         The Company has elected to terminate its asset financing facility with NPF VI (see Note 17 - Subsequent Events) and has advised its payors that remittances should be directed to the bank accounts of the Company rather than bank accounts controlled by NPF VI. Provided that these remittances continue at a level similar to that experienced over the previous nine months and that operating income does not materially fall below the level experienced in the most recent quarter, subject to the comments below, the Company believes that it can continue to operate its business in a normal manner and meet its obligations as they fall due until alternative financing can be obtained.

         However, should the Company be unable to recover the $7.3 million held by NPF VI within a reasonable timeframe or be unable to obtain alternative financing in that time period, certain opportunities of the Company would be constrained, such as prepayment of debt to reduce interest costs, taking advantage of alternative financing arrangements relative to its insurance needs, and pursuing attractive acquisition opportunities.

         Further, if the scenario referred to above occurs and should there be unexpected cash requirements, the Company may be required to obtain debt financing, and/or sell equity securities on unfavorable terms, which could impact the Company's reported earnings per share by either increasing interest costs or by dilution to existing shareholders. There can be no assurance that such action may not be necessary to ensure appropriate liquidity for the operations of the Company (see Notes 8, 9, and 17).

         During this quarter ended September 30, 2002, the Company was notified by its Medicare fiscal intermediary of the re-opening of eight provider cost reports for the fiscal year ending December 31, 1997 with respect to a specific costing methodology used by the Company. The Company intends to defend its position with respect to these cost reports for which all eight of these provider numbers were sold or closed during the calendar year 1999. The Company believes its reserves for Medicare settlements are adequate to cover the possible liabilities for these re-opened cost reports and other cost reports with no final settlement. There can be no assurance, however, that the Company will be successful in defending its position, or that a material payment will not be assessed by the intermediary.

         Pursuant to the provisions of the federal Health Insurance Portability and Accountability Act ("HIPAA"), covered health care providers were required to comply with the statute's electronic Health Care Transactions and Code Sets Requirements by October 16, 2002, or secure automatic one-year extensions to the deadline. Prior to the regulatory deadline, the Company and its subsidiaries secured the automatic one year extensions in accordance with the directives of CMS. The extensions afford the Company and its subsidiaries until October 16, 2003 to attain compliance with these regulatory requirements.

         In 1999, the Company discovered questionable conduct involving the former owner of its Monroe, Louisiana, agency. The Company conducted an initial audit (using an independent auditor) and voluntarily disclosed the irregularities to the Department of Health and Human Services' Office of the Inspector General. Since that time, the government has been examining the disclosed activities and during the second quarter of 2002, a further audit of relevant claims was initiated at the request of the government, which was completed during the third quarter of 2002. Management believes the Company has adequately reserved for the estimated liability associated therewith; but no assurances can be provided that the ultimate resolution will not be materially different than the current estimate.

         From December 31, 1998 to November 9, 2000, the Company was covered by Reliance Insurance Company of Illinois ("Reliance") for risks associated with professional and general liability. The Company became aware of the deteriorating stability and rating of Reliance during the latter part of 2000 and thus, secured coverage with another insurer on November 9, 2000 for occurrences after that date. Reliance is currently in liquidation and may not be in a position to pay or defend claims incurred by the Company during the period stated above. The Company has several open claims relating to this period above which it is now defending and does not believe that the ultimate resolution of these claims will be materially different from reserves established for those claims. The Company is unaware of, and does not expect, any material claims that may be made based on occurrences during the period, but there is no assurance that additional claims will not be brought against the Company relating to incidents which occurred during the time period stated above or that any such claims will not be material.

         The Company does not believe that inflation has had a material effect on its results of operations for the three and nine month periods ended September 30, 2002.

ARTHUR ANDERSEN LLP

         Our financial statements for the year ended December 31, 2001 were audited by Arthur Andersen LLP ("Andersen"), our former independent accountants. On June 15, 2002, a jury convicted Andersen on obstruction of justice charges and Andersen was sentenced on October 16, 2002 to five years probation and fined $500,000. Andersen ceased its public company audit practice at the end of August 2002. Should the Company seek access to the public capital markets in the future, SEC rules will require us to include or incorporate by reference in any prospectus three years of audited financial statements. Until our audited financial statements for the fiscal year ending December 31, 2004 become available in the first quarter of 2005, the SEC's current rules would require us to present audited financial statements for one or more fiscal years audited by Andersen. Before then, the SEC may cease accepting financial statements audited by Andersen, in which case we would be unable to access the public capital market unless KPMG LLP, our current independent accounting firm, or another independent accounting firm, is able to audit the financial statements originally audited by Andersen. Although the SEC has indicated that in the interim it will continue to accept financial statements audited by Andersen, there is no assurance that the SEC will continue to do so in the future.

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

ITEM 4. CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedure (as is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of a date within 90 days before the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

         Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

         On October 9, 2002, the Company's common stock began trading on the Nasdaq National Market System. Previously, the Company's common stock was traded on the Nasdaq SmallCap Market.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

Exhibit
   No.           Identification of Exhibit
-------          -------------------------
3.1(4)    -       Certificate of Incorporation
3.2(3)    -       Bylaws
4.2(1)    -       Common Stock Specimen
4.7(2)    -       Shareholder Rights Agreement
21.1(1)   -       List of Subsidiaries
99.1(5)   -       Certification of William F. Borne, Chief Executive Officer
99.2(5)   -       Certification of Gregory H. Browne, Chief Financial Officer

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

(5)      Filed herewith.

                                   ----------

         (b) Reports on Form 8-K

         On July 18, 2002, the Company filed a Current Report on Form 8-K with the SEC attaching a press release announcing that results for the quarter ended June 30, 2002 will be released on August 7, 2002 with a conference call to be held on August 8, 2002.

         On August 2, 2002, the Company filed a Current Report on Form 8-K with the SEC attaching a press release announcing that it has purchased a home care agency in Fort Worth, Texas.

         On August 6, 2002, the Company filed a Current Report on Form 8-K with the SEC attaching a press release announcing that it has changed the previously recorded income tax expense for the quarter ended March 31, 2002.

         On August 13, 2002, the Company filed a Current Report on Form 8-K with the SEC attaching a press release announcing operating results for the quarter ended June 30, 2002 and announcing a conference call to be hosted.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMEDISYS, INC.

         By: /s/ GREGORY H. BROWNE
            -----------------------------
         Gregory H. Browne
         Chief Financial Officer

DATE: November 11, 2002

                                  CERTIFICATION

I, William F. Borne, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Amedisys, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002


                                              /s/ WILLIAM F. BORNE
                                             ----------------------------
                                             Chief Executive Officer

                                  CERTIFICATION

I, Gregory H. Browne, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Amedisys, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002


                                                  /s/ GREGORY H. BROWNE
                                                  ----------------------------
                                                  Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER            IDENTIFICATION OF EXHIBIT
-------           -------------------------
3.1(4)    -       Certificate of Incorporation
3.2(3)    -       Bylaws
4.2(1)    -       Common Stock Specimen
4.7(2)    -       Shareholder Rights Agreement
21.1(1)   -       List of Subsidiaries
99.1(5)   -       Certification of William F. Borne, Chief Executive Officer
99.2(5)   -       Certification of Gregory H. Browne, Chief Financial Officer