Form 10-K
period 2002-12-31
AMEDISYS INC
filed 2003-03-28
CIK 896262

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Fiscal Year Ended: December 31, 2002

Commission File Number: 0-24260

AMEDISYS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3131700
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

11100 Mead Road, Suite 300

Baton Rouge, Louisiana 70816

(Address of principal executive offices, including zip code)

(225) 292-2031 or (800) 467-2662

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation 1 S-K in this form, and if no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price as quoted by the Nasdaq National Market System on June 28, 2002 was $71,611,586. For purposes of this determination shares beneficially owned by officers, directors and ten percent shareholders have been excluded, which does not constitute a determination that such persons are affiliates.

As of March 21, 2003, registrant had 9,404,104 shares of Common Stock outstanding.

Documents incorporated by reference: Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed pursuant to the Securities Exchange Act of 1934 is incorporated herein by reference into Part III hereof.

PART I

Forward Looking Statements

When included in the Annual Report on Form 10-K or in documents incorporated herein by reference, the words “expects”, “intends”, “anticipates”, “believes”, “estimates”, and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, current cash flows and operating deficits, debt service needs, adverse changes in federal and state laws relating to the health care industry, competition, regulatory initiatives and compliance with governmental regulations, customer preferences and various other matters, some of which are described under the caption “Risk Factors” herein, many of which are beyond the Company’s control. These forward-looking statements speak only as of the date of the Annual Report on Form 10-K. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company’s expectations with regard thereto or any changes in events, conditions or circumstances on which any statement is based.

ITEM 1.    Business

General

Amedisys, Inc., a Delaware corporation (“Amedisys” or “the Company”), is a leading multi-regional provider of home health care nursing services. The Company operates sixty-four home care nursing offices and two corporate offices in the southern and southeastern United States.

During 1999, the Company changed its strategy from providing a variety of alternate site provider health care services to becoming a leader in home health nursing services. Pursuant to this strategy, the Company divested its non-home health care nursing divisions from September, 1999 through September, 2001, and made a number of acquisitions of home health care nursing agencies, the most recent of which are described below.

The Company plans to achieve market dominance in the southern and southeastern United States by expanding its referral base using a trained sales force, offering specialized programs such as wound care, and completing selective acquisitions.

Acquisitions in 2002

Effective April 1, 2002, the Company acquired certain assets and liabilities of Christus Spohn Home Health Services from Christus Spohn Health System Corporation (“Christus Spohn”) associated with its operations in Corpus Christi, Texas. Effective August 1, 2002, the Company acquired certain assets and liabilities of Baylor All Saints Medical Center (“Baylor”) and All Care, Inc. associated with their home health care operations in Fort Worth, Texas. These two acquisitions provide the Company with entry into the Texas market, and the Company intends to further expand in that state when appropriate opportunities become available.

Effective October 1, 2002, the Company, through its wholly-owned subsidiary Amedisys Georgia, L.L.C., acquired certain assets and liabilities of Hospital Authority of Valdosta and Lowndes County, Georgia associated with their home health care operations in Valdosta, Georgia. This acquisition reinforces the Company’s position in the Georgia market.

Industry Overview

As national health care spending continues to outpace the rate of inflation and the population of older Americans increases at a faster rate, the Company believes that alternatives to costly hospital stays will be in even greater demand. Managed care, Medicare, Medicaid and other payor pressures continue to drive patients through the continuum of care until they reach a setting where the appropriate level of care can be provided most cost effectively. Over the past several years, home health care has evolved as an acceptable and often preferred alternative in this continuum. In addition to patient comfort and convenience, substantial cost savings can usually be realized through treatment at home as an alternative to traditional institutional settings. The continuing economic pressures within the health care industry and the Medicare payment system have forced providers of home health care services to closely examine and often modify the manner in which they provide patient care and services. Those companies which successfully operate with effective business models can provide quality patient care and manage costs under the current reimbursement system.

Traditionally, the home health care industry has been highly fragmented, comprised primarily of smaller local home health agencies offering limited services. These local providers often do not have the necessary capital to expand their operations or services and are often not able to achieve the efficiencies to compete effectively. Given implementation of the Medicare Prospective Payment System (“PPS”) and other legislation, the home health care industry experienced major consolidation for the first time in its history, with industry reports suggesting a reduction from approximately 11,000 agencies in 1997 to approximately 7,000 in 2002.

Strategy

The Company’s business objective is to enhance its position in its geographic market areas as a leading provider of high quality, low cost home health nursing services. In order to accomplish this objective, the Company intends to pursue the following strategies:

Internal Growth Strategy

Focus on Its Employees.    Because the Company is engaged in a service business, the essence of the Company is its people. The Company’s emphasis on communication, education, empowerment, and competitive benefits allows it to attract and retain highly skilled and experienced people in its markets.

Expand Its Service Base.    The Company has targeted selected markets in the southern and southeastern United States. Through the expansion of its services and development of niche programs, it plans to dominate these markets, to increase utilization of its services by payors and referral sources, and to enhance its overall market position. The Company has opened five new locations in the last twelve months, and plans to continue opening new offices in selected markets.

Expand Its Referral Base.    It is anticipated that revenue growth will be spurred by the Company’s strategy to employ sales account executives whose sole focus will be to expand its referral base, so the Company is not dependent on relatively few physician groups in any given market.

Capitalize on the Closure of Competitive Agencies.    Taking note of agency closures (as a result of BBA) and understanding referral patterns in each of its markets allows the Company the opportunity to gain market share with no acquisition costs.

Manage Costs Through Disease Management.    Payors are focusing on the management of patients who suffer from chronic diseases which correlate with substantial long-term costs. In 1999, the Company introduced Disease Management programs for wound care, cardiac, and diabetics. In 2000, the Company introduced other Disease Management programs, such as pulmonary/respiratory, pneumonia, cardio vascular, and cancer. The Company’s Disease Management programs include patient and family education and empowerment, frequent monitoring and coordinated care with other medical professionals involved in the care of the patient.

Manage Costs Through Technology.    The Company utilizes a software system that was developed internally which reduces its cost to operate its business and integrates a number of financial and operating functions into a single entry system. The software system was sold by the Company to an affiliate of

CareSouth Home Health Services, Inc. (“CareSouth”) in 1998 and, since October 2001, the Company is currently using the software pursuant to a licensing agreement with CareSouth which expires in May, 2004. The agreement contains a bargain purchase option which the Company intends to exercise upon expiration of the agreement. The software has been enhanced extensively by the Company, particularly with respect to clinical management and has been supplemented by other externally sourced software. By enhancing its operations through the use of information technology and expanded computer applications, the Company is positioned to not only operate more efficiently, but to compete in an environment increasingly influenced by cost containment.

External Growth Strategy

The Company’s external growth strategy is to continue expansion through selected acquisitions. The Company believes that home health nursing companies are currently undervalued and provide excellent opportunities to gain additional market share. The Company’s acquisition strategy is to:

Focus on Large Hospital Systems with Internal Home Health Agencies.    PPS, which was implemented in October 2000, eliminates the opportunities for cost shifting by hospitals. Many hospitals are no longer interested in participating in the home health business. As a result, many have made the decision, or are in the process of deciding, to sell their agencies or partner with a reputable company to provide these services. This not only provides the Company with the opportunity to acquire quality agencies, but to acquire agencies with strong physician referral bases.

Target Large, Multi-Site Agencies.    By acquiring multi-site agencies and eliminating their corporate structure, the Company hopes to rapidly dominate a market by layering the new business into its current agencies, enhancing current market share or expanding its coverage to contiguous markets.

Concentrate on Metropolitan Areas.    Metropolitan-based agencies are principal targets due to the synergies created by large patient populations located close together.

Focus on Medicare Eligible Patients

The Company has elected to increase its targeted marketing activities toward Medicare eligible patients and announced the termination of a number of managed care contracts in light of this refocus.

Home Health Care Services

Services provided in home health care include four broad categories: (1) nursing and allied health services, (2) infusion therapy, (3) respiratory therapy and, (4) home medical equipment. According to statistics from CMS, Office of the Actuary, total expenditure by payors on home health agency services was approximately $32.4 billion in 2000. Medicare is the largest single payor, accounting for $9.2 billion, and this is projected to grow to $18.2 billion by 2012 in the CMS budget estimates submitted in respect of its fiscal year commencing October 1, 2003.

The Company currently operates 64 home health care nursing offices consisting of 38 parent offices with Medicare provider numbers, and 26 branch offices. Serving this market for the past 10 years, the Company has built its reputation based on quality care and specialty nursing services. Because its services are comprehensive, cost-effective and accessible 24 hours a day, seven days a week, the Company’s home health care nursing services are attractive to payors and physicians. All of its offices are accredited or in the process of seeking accreditation by the Joint Commission on Accreditation of Health Care Organizations (“JCAHO”), with the exception of two offices which are accredited by the Community Health Accreditation Program. The Company provides a wide variety of home health care services including:

Registered nurses who provide specialty services such as infusion therapy, skilled monitoring, assessments and patient education. Many of the Company’s nurses have advanced certifications.

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

Billing and Reimbursement

Revenues generated from the Company’s home health care services are paid by Medicare, Medicaid, private insurance carriers, managed care organizations, individuals and other local health insurance programs. Medicare is a federally funded program available to persons with certain disabilities and persons aged 65 or older. Medicaid, a program jointly funded by federal, state, and local governmental health care programs, is designed to pay for certain health care and medical services provided to low income individuals without regard to age. The Company has several contracts for negotiated fees with insurers and managed care organizations. The Company submits all home health Medicare claims to a single fiscal intermediary for the federal government.

Medicare Reimbursement Reductions and Related Restructuring

The Company derived approximately 88% of its revenues from the Medicare system for the years ended December 31, 2002 and 2001.

From October 1, 1998 to October 1, 2000, Medicare-reimbursed home health agencies’ cost limits were determined as the lesser of (i) their actual costs, (ii) per visit cost limits based on 105% of national median costs of freestanding home health agencies, or (iii) a per beneficiary limit determined for each specific agency based on whether the agency was an “old” or “new” provider.

In December 2000, Congress passed the Benefits Improvement and Protection Act (“BIPA”), which provided additional funding to healthcare providers. BIPA provided for the following: (i) a one-year delay in applying the budgeted 15% reduction on payment limits, subsequently extended to September 30, 2002, (ii) the restoration of a full home health market basket update for episodes of care ending on or after April 1, 2001, and before October 1, 2001, resulting in an increase to revenues of 2.2%, (iii) a 10% increase, beginning April 1, 2001 and extending for a period of twenty four months, for home health services provided in a rural area, and (iv) a one-time advance equal to two months of periodic interim payments (“PIP”).

The scheduled reduction was implemented effective October 1, 2002 for all episodes of care ended on or after October 1, 2002 and reflected an actual decrease of 7%, offset by an inflationary update of 2.1%, resulting in a net decrease to reimbursement of approximately 5.05%. In the quarter ended September 30, 2002, the Company reflected a decrease to Medicare revenues of approximately $422,000 for patients with 60-day episodes that completed past October 1, 2002. In the quarter ended December 31, 2002, the Company reflected a decrease to Medicare revenues of approximately $1,525,000 as a result of this reimbursement reduction.

In addition to the reduction effective October 1, 2002, the provision in BIPA whereby home health providers received a 10% increase in reimbursement that began April, 2001 for serving patients in rural areas is scheduled to expire March 31, 2003. Patients in rural areas account for approximately 30% of the Company’s patient population.

Since October 2000, the Company has been paid by Medicare based on episodes of care. An episode of care is defined as a length of care up to sixty days with multiple continuous episodes allowed. A base episode payment is established by the Medicare Program through federal legislation for all episodes of care ended on or after the applicable time periods detailed below:

Period	Base episode payment
Beginning October 1, 2000 through March 31, 2001	$2,115 per episode
April 1, 2001 through September 30, 2001	$2,264 per episode
October 1, 2001 through September 30, 2002	$2,274 per episode
October 1, 2002 through September 30, 2003	$2,159 per episode

The base episode payment is adjusted by a number of factors including, but not limited to, the following: a case mix adjuster consisting of eighty (80) home health resource groups (“HHRG”), the applicable geographic wage index, low utilization, intervening events and other factors. As a result, the actual payment to the Company is different from the base episode payments listed above, but generally a decrease in base episode payment will result in a decrease in actual episode payments. The episode payment will be made to providers regardless of the cost to provide care. The services covered by the episode payment include all disciplines of care, in addition to medical supplies, within the scope of the home health benefit.

With respect to Medicare reimbursement changes, the applicability of the reimbursement change is dependent upon the completion date of the episode; therefore, changes in reimbursement, both positive and negative, will impact the financial results of the Company up to sixty days in advance of the effective date.

Revenue is recognized as services are provided based on the number of patient visits performed during the reporting period and a historical weighted average revenue per visit (“Rate”). This Rate is based on the historical average final episode payment divided by the historical average number of visits per episode. Episodes in progress at the end of the reporting period are reviewed on a percentage of completion basis using the historical average total number of visits per episode. The Company further refined its Medicare revenue recognition process during the year ended December 31, 2002 through an analysis of all episodes completed from October 1, 2000 through December 31, 2002 with respect to the historical average calculations referred to above. No material modifications resulted from this process and the Company intends to continue this analysis on an ongoing basis.

Data Processing

Effective October 1, 2001, the Company entered into a Software License Agreement (“License Agreement”) with CareSouth for the use of a home health care billing and collections software system. The Company has the right to enhance this software, and has done so extensively utilizing employed development staff. This billing and collection software is combined with both internally developed clinical management software, and other externally sourced software, and is used throughout the Company’s operations. The Company intends to continue this development process in order to improve the efficiency of its operations.

Quality Control and Improvement

As a medical service business, the quality and reputation of the Company’s personnel and operations are critical to its success. The Company has implemented quality management and improvement programs, a corporate compliance program, and policies and procedures at both the corporate and field levels. The Company strives to meet regulations set forth by state licensure, federal guidelines for Medicare and Medicaid, and JCAHO standards.

The Company has an active quality management team that makes periodic on-site inspections of field offices to review systems, operations, and clinical procedures. An educational division is also part of this quality management team that is responsible for conducting educational and training sessions at the field offices, as well as disseminating continuing education materials to the Company’s employees. Additionally, the quality management team works in conjunction with the Company’s corporate compliance officer to perform compliance audits and conduct education to enhance the knowledge of the field staff and to ensure compliance with state and federal laws and regulations.

Recruiting and Training

The Company’s Recruiting Department, assisted by specialists, coordinates recruiting efforts for corporate and field personnel. Employees are recruited through newspaper advertising, professional recruiters, the Internet, the Company’s web page, networking, participation in job fairs, and word-of-mouth referrals. The Company believes it is competitive in the industry and offers its employees upward mobility, health insurance, an Employee Stock Purchase Plan, a 401(k) plan with company matching contributions, and a cafeteria plan.

Uniform procedures for screening, testing, and verifying references, including criminal background checks where appropriate, have been established. All employees receive a formalized orientation program, including familiarization with the Company’s policies and procedures.

The Company believes that it is in compliance with all material Department of Labor regulations.

Government Regulation

The Company’s home health care business is highly regulated by federal, state and local authorities. Regulations and policies frequently change, and the Company monitors changes through trade and governmental publications and associations. The Company’s home health care subsidiaries are certified by Centers for Medicare & Medicaid Services (“CMS”) and are therefore eligible to receive reimbursement for services through the Medicare system. As a provider under the Medicare and Medicaid systems, the Company is subject to the various anti-fraud and abuse laws, including the federal health care programs’ anti-kickback statute. This law prohibits any offer, payment, solicitation or receipt of any form of remuneration to induce the referral of business reimbursable under a federal health care program or in return for the purchase, lease, order, arranging for, or recommendation of items or services covered by any federal health care programs or any health care plans or programs that are funded by the United States (other than certain federal employee health insurance benefits) and certain state health care programs that receive federal funds under various programs, such as Medicaid. A related law forbids the offer or transfer of any item or service for less than fair market value, or certain waivers of copayment obligations, to a beneficiary of Medicare or a state health care program that is likely to influence the beneficiary’s selection of health care providers. Violations of the anti-fraud and abuse laws can result in the imposition of substantial civil and criminal penalties and, potentially, exclusion from furnishing services under any federal health care programs. In addition, the states in which the Company operates generally have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers where they are designed to obtain the referral of patients to a particular provider.

Congress adopted legislation in 1989, known as the “Stark Law”, that generally prohibits a physician from ordering clinical laboratory services for a Medicare beneficiary where the entity providing that service has a financial relationship (including direct or indirect ownership or compensation relationships) with the physician (or a member of his/her immediate family), and prohibits such entity from billing for or receiving reimbursement for such services, unless a specified exception is available. Additional legislation became effective as of January 1, 1993, known as “Stark II,” that extends the Stark law prohibitions to services under state Medicaid programs, and beyond clinical laboratory services to all “designated health services,” including but not limited to home health services, durable medical equipment and supplies, and parenteral and enteral nutrients, equipment, and supplies. Violations of the Stark Law may also trigger civil monetary penalties and program exclusion. Pursuant to Stark II, physicians who are compensated by the Company will be prohibited from seeking reimbursement for designated health services rendered to such patients unless an exception applies. Several of the states in which the Company conducts business have also enacted statutes similar in scope and purpose to the federal fraud and abuse laws and the Stark laws.

Various federal and state laws impose criminal and civil penalties for submitting false claims for Medicare, Medicaid or other health care reimbursements. The Company believes that it bills for its services under such programs accurately. However, the rules governing coverage of, and reimbursements for, the Company’s services are complex. There can be no assurance that these rules will be interpreted in a manner consistent with the Company’s billing practices.

The Health Insurance Portability and Accountability Act (“HIPAA”) was enacted August 21, 1996 to assure health insurance portability, reduce health care fraud and abuse, guarantee security and privacy of health information and enforce standards for health information. Organizations are required to be in compliance with certain HIPAA provisions relating to security and privacy beginning April 14, 2003, and the Company believes it will meet this requirement. Organizations are subject to significant fines and penalties if found not to be compliant with the provisions outlined in the regulations. Management is in the process of implementing these regulations, enhancing systems’ security, and training all personnel as required for HIPAA compliance.

Pursuant to the provisions of HIPAA, covered health care providers were required to comply with the statute’s electronic Health Care Transactions and Code Sets Requirements by October 16, 2002, or secure automatic one-year extensions to the deadline. Prior to the regulatory deadline, the Company and its subsidiaries secured the automatic one year extensions in accordance with the directives of CMS. The extensions afford the Company and its subsidiaries until October 16, 2003 to attain compliance with these regulatory requirements. The Company believes it will meet this requirement.

Home health care offices have licenses granted by the health authorities of their respective states. Additionally, some state health authorities require a Certificate of Need (“CON”). Tennessee, Georgia, Alabama, North Carolina and South Carolina do require a CON to establish and operate a home health care agency, while Louisiana, Oklahoma, Virginia, Texas and Florida currently do not. In every state, each location license and/or CON issued by the state health authority determines the service areas for the home health care agency. Currently, JCAHO accreditation of home health care agencies is voluntary. However, Managed Care Organizations (“MCOs”) use JCAHO accreditation as a minimum standard for regional and state contracts.

The Company strives to comply with all federal, state and local regulations, and has passed all federal and state inspections and surveys, subject to current surveys of ten operating locations which have certain identified deficiencies. In the event that these deficiencies, for which the Company has submitted appropriate plans of corrections, are not resolved within the specified period, regulatory consequences may result. The ability of the Company to operate properly and fulfill its business objective will depend on the Company’s ability to comply with all applicable healthcare regulations.

Competition

The services provided by the Company are also provided by competitors at the local, regional and national levels. Home health care providers compete for referrals based primarily on scope and quality of services, geographic coverage, pricing, and outcomes data. The impact of competitors is best determined on a market-by-market basis.

The Company believes its generally favorable competitive position is attributable to its reputation for over a decade of consistent, high quality care, its comprehensive range of services, its state-of-the-art information management systems, and its widespread service network.

Seasonality

The demand for the Company’s home health care nursing is not materially influenced by seasonal factors, other than those periods of the year such as July, August and December when physicians take vacations.

Employees

As of December 31, 2002, the Company had 1,507 full-time employees, and 730 part-time employees, including part-time field nurses and other professionals in the field. The Company currently employs the following classifications of personnel: administrative level employees which consist of a senior management team (CEO, COO, CFO, senior vice presidents and vice presidents); office administrators; nursing directors; accountants; sales executives; licensed and certified professional staff (RNs, LPNs, therapists and therapy assistants); and non-licensed care givers (aides).

The Company complies with the Fair Labor Standards Act in establishing compensation methods for its employees. Select positions within the Company are eligible for bonuses based on the achievement of pre-determined budget criteria. The Company sponsors and contributes toward the cost of a group health insurance program for its eligible employees and their dependents. The group health insurance program is self-funded by the Company; however, there is a re-insurance policy in place to limit the liability for the Company. In addition, the Company provides a group term life insurance policy and a long-term disability policy for eligible employees. The Company also offers a 401(k) retirement plan, a Cafeteria Section 125 plan, an Employee Stock Purchase Plan, supplemental benefit programs, and paid time-off benefits for eligible employees.

The Company believes its employee relations are good. It successfully recruits employees and most of its employees are shareholders.

Insurance

The Company maintains casualty coverages for all of its operations, including professional and general liability, workers’ compensation, automobile, property, fiduciary liability, and directors and officers. The insurance program is reviewed periodically throughout the year and thoroughly on an annual basis to insure adequate coverage is in place. For the years ended December 31, 1995 through December 31, 1998, the Company was approved through the State of Louisiana to self-insure its workers’ compensation program. All other states were covered on a fully insured basis through “A+” rated insurers. In January 1999, the Company changed from the self-insured workers’ compensation plan to a fully-insured, guaranteed cost plan, and in January, 2003 the Company reverted to a high deductible plan. All of the Company’s employees are bonded. The Company is self-insured for its employee health benefits, with appropriate reinsurance in place for claims in excess of certain limits.

From December 31, 1998 to November 9, 2000, the Company was covered by Reliance Insurance Company of Illinois (“Reliance”) for risks associated with professional and general liability. The Company became aware of the deteriorating stability and rating of Reliance during the latter part of 2000 and thus, secured coverage with another insurer on November 9, 2000 for occurrences after that date. Reliance is currently in liquidation and may not be in a position to pay or defend claims incurred by the Company during the period stated above. The Company has two open claims relating to this period above which it is now defending and does not believe that the ultimate resolution of these claims will be materially different from reserves established for those claims. The Company is unaware of, and does not expect, any material claims that may be made based on occurrences during the period, but there is no assurance that additional claims will not be brought against the Company relating to incidents which occurred during the time period stated above or that any such claims will not be material.

Risk Factors

The risks described below should be carefully considered before buying any of the Company’s securities. Many of these risks and additional risks are discussed in other portions of this report. Additional risks that are now unknown to the Company or that the Company now considers immaterial may also harm our business.

Risks Related to Our Substantial Capital Requirements

The Company requires substantial capital to pursue our operating strategy. At December 31, 2002 the Company had cash and cash equivalents of $4,861,000. Based on our current plan of operations, the Company anticipates that the current cash balance, combined with continued profitable operations will provide sufficient working capital to satisfy the current operating strategy.

The Company maintained, until November 2002, an asset-based line of credit with availability of up to $25 million with NPF VI. NPF VI declared bankruptcy in 2002 and the Company is currently reviewing opportunities to secure additional funding, although no assurance can be given that additional sources of funding can be secured.

Risks Related to Our Working Capital Deficiency

The health care industry is characterized by delays that typically range from three to six months between when services are provided and when the reimbursement or payment for these services is received. This timing delay may cause working capital shortages from time to time. This makes working capital management, including prompt and diligent billing and collection, an important factor in our results of operations and liquidity. The Company cannot make assurances that trends in the industry will not further extend the collection period and impact our working capital.

At December 31, 2002, the Company had a working capital deficit of $8,532,000. Medicare liabilities account for $8,948,000 of this deficit.

Risks Related to Third-party Payors

For the years ended December 31, 2002, 2001 and 2000, the percentage of the Company’s revenues derived from Medicare was 88%, 88% and 90%, respectively. The Company’s revenues and profitability are affected by the continuing efforts of all third-party payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Any changes in reimbursement levels from these third-party payor sources and any changes in applicable government regulations could have a material adverse effect on the Company’s revenues and profitability. Changes in the mix of patients among Medicare, Medicaid and other payor sources may also impact the Company’s revenues and profitability. There can be no assurance that the Company will continue to maintain the current payor or revenue mix.

Risks Related to Our Acquisition Strategy

In recent years, the Company’s strategic focus was on the acquisition of small to medium sized home health providers, or of certain of their assets, in targeted markets. These acquisitions involve significant risks and uncertainties, including difficulties integrating acquired personnel and other corporate cultures into our business, the potential loss of key employees or customers of acquired companies, the assumption of liabilities and exposure to unforeseen liabilities of acquired companies and the diversion of management attention from existing operations. The Company may not be able to fully integrate the operations of the acquired businesses with our current business structure in an efficient and cost-effective manner. The failure to effectively integrate any of these businesses could have a material adverse effect on the Company. In addition, the Company’s growth over the last several years principally has been the result of acquisitions and penetration of markets abandoned by competitors. There can be no assurance that the Company will be able to identify suitable acquisitions or available market share in the future or that any such opportunities, if identified, will be consummated on favorable terms, if at all. In the absence of such successful transactions, there can be no assurance that the Company will experience further growth, nor that such transactions, if consummated, will result in further growth.

In addition, although the Company attempted in previous acquisitions to determine the nature and extent of any pre-existing liabilities, and have obtained indemnification rights from the previous owners for acts or omissions arising prior to the date of the acquisition, resolving issues of liability between the parties could involve a significant amount of time, manpower and expense. If the Company were to be unsuccessful in a claim for indemnity from a seller, the liability imposed could result in a material adverse effect.

As a result of the Company’s acquisition strategy, Amedisys has grown significantly over the last three years. This growth, which has resulted primarily from acquisitions which management intends to continue to pursue, poses a number of difficulties and risks for the Company. As the Company has grown and may continue to grow (as to which there can be no assurance) in both revenue and geographical scope, such growth stretches our various resources, including management, information systems, regulatory compliance, logistics and other controls. There can be no assurance that such resources will keep pace with such growth. If the Company does not maintain this pace, then future prospects could be materially adversely affected.

The Company intends to grow significantly through the continued acquisition of additional home health care agencies. Amedisys expects to face competition for acquisition candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices. There can be no assurance that the Company will be able to identify, acquire or manage profitably additional businesses or to integrate any acquired businesses into our existing operations without substantial costs, delays or other operational or financial problems. Further, acquisitions involve a number of risks, including possible adverse effects on our operating results, diversion of management’s attention, failure to retain key personnel of the acquired business and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Acquisition Financing

The Company cannot readily predict the timing, size and success of our acquisition efforts and the associated capital commitments. If the Company does not have sufficient cash resources, our growth could be limited unless additional equity or debt financing is obtained.

Risks Related to Our Dependence on Management

The Company’s success depends upon the continued employment of senior management officials, including the Chief Executive Officer, William F. Borne. Key employee life insurance of $4.5 million is maintained on the life of Mr. Borne and the Company has entered into an employment agreement with Mr. Borne. The loss of Mr. Borne’s services could materially adversely affect the Company’s operations.

Risks Related to Our Exposure to Professional Liabilities

The services offered by the Company involve an inherent risk of professional liability. Due to the nature of our business, the Company and certain nurses who provide services on our behalf may be the subject of medical malpractice claims, with the attendant risk of substantial damage awards. The Company could be exposed to liability based on the negligence of nurses caring for the Company’s home health patients. To the extent these nurses are regarded as the Company’s agents in the practice of nursing, Amedisys could be held liable for any medical negligence of them. The Company cannot predict the effect that any claims, regardless of their ultimate outcome, might have on our business or reputation or on the Company’s ability to attract and retain patients and employees.

While the Company maintains insurance consistent with industry practice, assurances cannot be provided that the insurance currently maintained will satisfy claims made against the Company. In addition, there can be no assurance that insurance coverage will continue to be available at commercially reasonable rates, in adequate amounts or on satisfactory terms.

Risks Related to the Possible Insufficiency of Our Liability Coverage

The Company maintains professional liability insurance covering Amedisys and our subsidiaries. However, there can be no assurance that any such claims will not be made in the future in excess of the limits of such insurance, if any, or that any such claims, if successful and in excess of such limits, will not have a material adverse effect on the Company’s assets and the ability to conduct business. There can be no assurance that the Company will continue to maintain such insurance or that such insurance can be maintained at acceptable costs. The Company’s insurance coverage currently includes fire, property damage and general liability with a $1,000,000 limit on each wrongful act and a $3,000,000 limit in aggregate. There can be no assurance that any claim will be within the scope of the Company’s coverage or that such claims will not exceed the Company’s coverage. Furthermore, any claims against the Company, regardless of their merit or eventual outcome, could damage the Company’s reputation and business.

From December 31, 1998 to November 9, 2000, the Company was insured by an insurance company for risks associated with professional and general liability that is currently in liquidation and may not be able to pay or defend claims incurred by the Company during this period. The Company does not believe that the ultimate resolution of current claims will be materially different from reserves established for them or that any material claims will be made in the future based on occurrences during that period, but there can be no assurance.

Risks Related to Changes in Health Care Regulations and Technology

There can be no assurance that the Company will not be adversely affected by future possible changes in medical and health regulations, the use, cost and availability of hospitals and other health care services, and medical technological developments.

Risks Related to Competition

The business in which the Company operates is highly competitive. Amedisys competes with hospitals, nursing homes, and other businesses that provide home health care services, some of which are large and established companies with significantly greater resources than ours. The Company competes with these home health care providers on the basis of availability of personnel, quality and expertise of services and the value and price of services. The Company could encounter increased competition in the future from existing competitors or new entrants that may limit our ability to maintain or increase our market share.

The Company may have existing competitors, as well as a number of potential new competitors, who have greater name recognition, and greater financial, technical and marketing resources than Amedisys. This may permit our competitors to devote greater resources than the Company can to the development and promotion of their services. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees and clients.

The Company also expects our competitors to develop new strategic relationships with providers, referral sources and payors, which could result in increased competition. The introduction of new and enhanced services, acquisitions and industry consolidation and the development of strategic relationships by our competitors could cause a decline in sales or loss of market acceptance of the Company’s services or price competition, or make the Company’s services less attractive. Furthermore, the Company competes with a number of tax-exempt nonprofit organizations that can finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to us.

Assurances cannot be made that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Need to Attract Qualified Caregivers

The Company relies significantly on our ability to attract and retain caregivers who possess the skills, experience and licenses necessary to meet the requirements of Amedisys’ customers. The Company competes for home health care services personnel with other providers of home health care services. The Company must continually evaluate and expand our network of caregivers to keep pace with the Company’s customers’ needs. Currently, competition for nursing personnel is increasing and salaries and benefit costs have risen. The Company may be unable to continue to increase the number of caregivers that we recruit, adversely affecting the potential for growth of our business. The Company’s ability to attract and retain caregivers depends on several factors, including our ability to provide such caregivers with assignments that they view as attractive and with competitive benefits and salaries. There can be no assurance that the Company will be successful in any of these areas. The cost of attracting caregivers and providing them with attractive benefit packages may be higher than anticipated and, as a result, if the Company is unable to pass these costs on to customers, the Company’s profitability could decline. Moreover, if the Company is unable to attract and retain caregivers, the quality of services to customers may decline and, as a result, the Company could lose certain customers.

Risks Related to Our Need for Relationships with Other Organizations

The development and growth of the Company’s business depends to a significant extent on our ability to establish close working relationships with health maintenance organizations, preferred provider organizations, hospitals, clinics, nursing homes, physician groups, and other health care providers. Although the Company has established such relationships, there is no assurance that Amedisys will be successful in improving and maintaining these relationships or that additional relationships will be successfully developed and maintained in existing or future markets. The loss of any existing relationships or the failure to continue to develop such relationships in the future could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Related to Federal and State Regulation

The healthcare industry is subject to numerous laws and regulations of the federal, state and local governments, which may limit the Company’s operations and result in significant fines for violations. The Company’s business is subject to extensive federal and state regulations that govern, among other things, Medicare, Medicaid, and other government-funded reimbursement programs, reporting requirements, certification and licensing standards for certain home health agencies and, in some cases, certificate-of-need and pharmacy-licensing requirements. These regulations may affect the Company’s participation in Medicare, Medicaid, and other federal health care programs. The Company is also subject to a variety of federal and state regulations that prohibit fraud and abuse in the delivery of health care services. These regulations include, among other matters, licensure and accreditation requirements, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse.

As part of the extensive federal and state regulation of the home health care business, the Company is subject to periodic audits, examinations and investigations conducted by or at the direction of governmental investigatory and oversight agencies. Government activity has increased with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers. Violations of these laws and regulations could result in a provider’s expulsion from government healthcare programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. The Company’s exclusion from any one of these government programs would have a material adverse effect on our business.

The Company’s management believes that we are in compliance with all state and federal legal provisions concerning fraud and abuse as well as other applicable government laws and regulations. While no material regulatory inquiries have been made, compliance with these laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time.

The Health Insurance Portability and Accountability Act (“HIPAA”) was enacted August 21, 1996 to assure health insurance portability, reduce health care fraud and abuse, guarantee security and privacy of health information and enforce standards for health information. Organizations are required to be in compliance with certain HIPAA provisions relating to security and privacy beginning April 14, 2003, and the Company believes it will meet this requirement. Organizations are subject to significant fines and penalties if found not to be compliant with the provisions outlined in the regulations. Management is in the process of implementing these regulations, enhancing systems’ security, and training all personnel as required for HIPAA compliance.

Pursuant to the provisions of HIPAA, covered health care providers were required to comply with the statute’s electronic Health Care Transactions and Code Sets Requirements by October 16, 2002, or secure automatic one-year extensions to the deadline. Prior to the regulatory deadline, the Company and its subsidiaries secured the automatic one year extensions in accordance with the directives of CMS. The extensions afford the Company and its subsidiaries until October 16, 2003 to attain compliance with these regulatory requirements. The Company believes it will meet this requirement.

There are numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. Assurance cannot be made that currently proposed or future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a negative effect on the Company. Concern about the potential effects of proposed reform measures has contributed to the volatility of the prices of securities of health care companies and companies in related industries and may similarly affect the price of the Company’s common stock in the future.

Risks Related to Issuance of Common and Preferred Stock and Certain Governance Provisions

The Company’s Certificate of Incorporation authorizes us to issue up to 30,000,000 shares of Common Stock and 5,000,000 shares of undesignated Preferred Stock. The existence of authorized stock may enable the Board to make more difficult or to discourage an attempt to obtain control of the Company. For example, shares of stock could be sold to purchasers who might support the Board in a control contest or could be sold to dilute the voting or other rights of a person seeking to obtain control. In addition, the Board could cause the Company to issue Preferred Stock entitling holders to (1) vote separately on any proposed transaction, (2) convert Preferred Stock into Common Stock, (3) demand redemption at a specified price in connection with a change in control or (4) exercise other rights designed to impede a takeover. In addition, the issuance of additional shares may, among other things, have a dilutive effect on earnings and equity per share of Common Stock and on the voting rights of the Common shareholders.

The Company has also implemented other anti-takeover provisions or provisions that could have an anti-takeover effect, including (i) advance notice requirements for director nominations and shareholder proposals and (ii) a shareholder rights plan, colloquially known as a “poison pill.” These provisions, and others that the Company’s Board of Directors may adopt hereafter, may discourage offers to acquire the Company and may permit the Company’s Board to choose not to entertain offers to purchase the Company, even offers that are at a substantial premium to the market price of our stock. The Company’s stockholders may therefore be deprived of opportunities to profit from a sale of control.

ITEM 2.    Properties

The Company operates sixty-four home care nursing offices and two corporate offices in the southern and southeastern United States. The Company presently leases approximately 22,337 square feet located at 11100 Mead Road, Baton Rouge, Louisiana, and 7,797 square feet located at 3029 South Sherwood Forest Boulevard, Baton Rouge, Louisiana, representing the corporate offices. The Mead Road lease provides for a basic annual rental rate of approximately $14.60 per square foot through the expiration date on December 31, 2003. The South Sherwood Forest lease provides for a basic annual rental rate of approximately $13.75 per square foot through the expiration date on December 31, 2003. The Company has an aggregate of 310,745 square feet of leased space for nursing and regional offices pursuant to leases which expire between March, 2003 and November, 2007. Rental rates for these regional offices range from $2.52 per square foot to $21.54 per square foot with an average of $11.22 per square foot. During 1999 and 2000, the Company consolidated offices that covered the same patient service area in an overall effort to decrease costs and gain operating efficiencies, while still providing quality and accessible home health services. The Company recently advised that it had abandoned space in several locations, as well as negotiating buyouts of certain leases, with the objective of reducing the overall cost of leased space.

The following is a list of the Company’s offices as at December 31, 2002. The Company has since opened an office in Demorest, Georgia in February 2003.

Georgia (23)

Atlanta

Blue Ridge

Cartersville

Cedartown

Clayton

College Park

Covington

Cumming

Dalton

Decatur

Douglasville

Fayetteville

Ft. Oglethorpe

Gainesville

Jasper

Kennesaw

Lavonia

Lawrenceville

Macon

Rome

Summerville

Toccoa

Valdosta

South Carolina (1)

Charleston

Louisiana (7)

Alexandria

Baton Rouge (3)

Lafayette

Metairie

Monroe

Tennessee (12)

Athens

Bristol

Chattanooga

Gordonsville

Johnson City

Kingsport

Livingston

McMinnville

Nashville

Pikeville

Portland

Winchester

Virginia (1)

Weber City

Texas (2)

Corpus Christi

Fort Worth

North Carolina (1)

Chapel Hill

Oklahoma (4)

Claremore

Gore

Stilwell

Tulsa

Alabama (12)

Anniston

Bay Minette

Birmingham

Demopolis

Fairhope

Fayette

Huntsville

Mobile

Montgomery

Reform

Selma

Tuscaloosa

Florida (2)

Lakeland

Winter Haven

ITEM 3.    Legal Proceedings

From time to time, the Company and its subsidiaries are defendants in lawsuits arising in the ordinary course of the Company’s business. Based on currently available information, management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial condition or results of operations.

Alliance Home Health, Inc. (“Alliance”), a wholly-owned subsidiary of the Company (which was acquired in 1998 and ceased operations in 1999), filed for Chapter 7 Federal bankruptcy protection with the United States Bankruptcy Court in the Northern District of Oklahoma on September 29, 2000. A trustee was appointed for Alliance in 2001. Until the contingencies associated with the liabilities are resolved, the accompanying consolidated financial statements continue to consolidate Alliance, which has net liabilities of $4.2 million.

On August 23 and October 4, 2001, two suits were filed against the Company and three of its executive officers in the United States District Court for the Middle District of Louisiana by individuals purportedly as class actions on behalf of all purchasers of Amedisys stock between November 15, 2000 and June 13, 2001. The suits, which have now been consolidated, seek damages based on the decline in Amedisys’ stock price following an announced restatement of earnings for the fourth quarter of 2000 and first quarter of 2001, claiming that the defendants knew or were reckless in not knowing the facts giving rise to the restatement. The Company intends to vigorously defend these lawsuits, and has insurance coverage for an amount in excess of $150,000 up to a certain level. While the Company believes that insurance coverage is sufficient in respect to any amounts which may be awarded, there can be no assurance that the final resolution will be within the coverage amounts carried by the Company.

In 1999, the Company discovered questionable conduct involving the former owner of one of its smaller agencies. This conduct occurred between 1994 and 1997. The Company conducted an initial audit (using an independent auditor) and voluntarily disclosed the irregularities to the Department of Health and Human Services’ Office of the Inspector General (“OIG”). Since that time, the government has been examining the disclosed activities and during the second quarter of 2002 a further audit of relevant claims was initiated at the request of the government, which was completed during the third quarter of 2002. In February, 2003, the OIG offered a settlement that includes certain penalties not anticipated by the Company, as the Company self reported the matter. While the Company believes that the penalties would be abated through the legal process, the legal costs and time devoted could exceed the benefits of this effort. Consequently, the Company has accrued an additional $300,000 in the fourth quarter of 2002 for this matter. Management believes the Company has adequately reserved for the estimated liability associated therewith; but no assurances can be provided that the ultimate resolution will not be materially different than the current estimate.

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company has approximately $7.1 million in funds held by NPF VI and/or the Trustee for NPF VI bondholders, JP Morgan Chase, which have not been released to the Company. NPF VI has filed for Chapter 11 bankruptcy. The Company has instituted legal action against JP Morgan Chase, and others, in order to recover these funds.

ITEM 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of 2002.

PART II

ITEM 5.    Market for Registrant’s Common Stock and Related Stockholder Matters

From September 1998 to April 2002, the Company’s common stock traded on the Over the Counter (“OTC”) Bulletin Board. In April 2002 the Company’s common stock was admitted to the Nasdaq Small Cap Market, and in September 2002, admitted to the Nasdaq National Market. As of March 13, 2003, there were approximately 301 holders of record of the Company’s common stock and the Company believes there are approximately 3,637 beneficial holders. The Company has not paid any dividends on its common stock since inception and expects to retain any future earnings for use in its business development for the foreseeable future.

The following table provides the high and low prices of the Company’s Common Stock during 2001, 2002, and the first quarter of 2003 through March 21 as quoted by the OTC Bulletin Board or Nasdaq as applicable.

	High	Low
1st Quarter 2001	$6.97	$3.94
2nd Quarter 2001	10.75	3.35
3rd Quarter 2001	6.15	3.55
4th Quarter 2001	7.17	5.60

1st Quarter 2002	$8.50	$6.06
2nd Quarter 2002	10.80	7.28
3rd Quarter 2002	11.96	6.78
4th Quarter 2002	7.35	4.35

1st Quarter 2003 (through March 21)	$6.00	$4.10

In 2001, holders of 390,000 shares of preferred stock converted the shares into 1,300,000 shares of common stock pursuant to conversion rights in the terms of the preferred stock. Exemption is claimed for the issuance of the common stock under Section 3(a)(9) of the Securities Act of 1933.

On April 26, 2002, the Company completed a private placement of 1,460,000 shares of Common Stock with private investors at a price of $6.94 per share. This placement provided net proceeds to the Company of approximately $9.5 million. The Company engaged Belle Haven Investments, L.P. (“BHI”) and Sanders Morris Harris (“Sanders”) as placement agents for this transaction pursuant to which BHI received $544,300 in cash and BHI and its principals received warrants to purchase up to 64,500 shares of common stock exercisable at $8.12 per share and Sanders received $15,615 in cash and warrants to purchase up to 4,500 shares of common stock exercisable at $8.12 per share. Exemption is claimed for the issuance of the common stock under Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder.

In 2002, holders of 15,000 warrants to purchase common stock exercised their warrants. Exemption is claimed for the issuance of the common stock under Section 4(2) of the Securities Act of 1933.

The information required under Regulation SK 201 (d) is shown in the Notes to the Consolidated Financial Statements beginning on page F-1.

ITEM 6.    Selected Financial Data

The selected consolidated financial data presented below are derived from audited financial statements for each of the years ended December 31, 1998 through December 31, 2002. Selected financial data for the year ended December 31, 1998 have been restated to reflect discontinued operations. The financial data for the years ended December 31, 2002, 2001 and 2000 should be read in conjunction with the consolidated financial statements and related notes attached hereto, the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and other financial information included herein.

Selected Historical Statement of Income Data

	2002	2001	2000	1999	1998 (1)
	(In thousands, except per share amounts)
Net Service Revenue	$129,424	$110,174	$88,155	$97,411	$25,466
Cost of Service Revenue	58,244	49,046	41,468	46,890	17,569

Gross Margin	71,180	61,128	46,687	50,521	7,897
General/Administrative Expenses	64,700	53,665	49,251	53,146	33,510

Operating Income (Loss)	6,480	7,463	(2,564)	(2,625)	(25,613)
Other Income (Expense)	(9,013)	(2,167)	(1,769)	(4,719)	(1,196)
Income Tax Benefit (Expense)	3,285	(220)	1,647	3,263	(99)

Income (Loss) before Discontinued Operations and Extraordinary Item	752	5,076	(2,686)	(4,081)	(26,710)

Discontinued Operations:
Loss from Discontinued Operations, Net of Income Tax	—	(566)	(3,281)	(784)	(1,338)
Gain on Dispositions, Net of Income Tax	—	876	4,684	6,165	3,177
Extraordinary Item, Net of Income Tax	—	—	5,053	—	—

Net Income (Loss)	$752	$5,386	$3,770	$1,300	$(24,871)

Weighted Avg. Common Shares Outstanding— Basic	8,499	5,941	4,336	3,093	3,061
Weighted Avg. Common Shares Outstanding— Diluted	9,007	7,980	4,336	3,093	3,061

Basic Earnings (Loss) per Common Share
Net Income (Loss) before Discontinued Operations and Extraordinary Item	$0.09	$0.85	$(0.62)	$(1.32)	$(8.72)
Income (Loss) from Discontinued Operations, Net of Income Tax	—	(0.10)	(0.76)	(0.25)	(0.44)
Gain on Dispositions, Net of Income Tax	—	0.15	1.08	1.99	1.04
Extraordinary Item, Net of Income Tax	—	—	1.17	—	—

Net Income (Loss)	$0.09	$0.90	$0.87	$0.42	$(8.12)

Diluted Earnings (Loss) per Common Share
Net Income (Loss) before Discontinued Operations and Extraordinary Item	$0.08	$0.64	$(0.62)	$(1.32)	$(8.72)
Income (Loss) from Discontinued Operations, Net of Income Tax	—	(0.07)	(0.76)	(0.25)	(0.44)
Gain on Dispositions, Net of Income Tax	—	0.11	1.08	1.99	1.04
Extraordinary Item, Net of Income Tax	—	—	1.17	—	—

Net Income (Loss)	$0.08	$0.68	$0.87	$0.42	$(8.12)

Selected Historical Balance Sheet Data

Total Assets	$58,324	$60,854	$38,970	$44,602	$44,428
Total Long-term Obligations	$10,241	$10,856	$21,102	$13,039	$14,394
Total Convertible Preferred Stock	$—	$—	$1	$1	$1

(1)	Selected Financial Data for the year ended December 31, 1998 have been restated to reflect discontinued operations.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto referenced in Item 8.

Results of Operations

The following table sets forth, for the periods indicated, certain items included in the Company’s consolidated statements of operations as a percentage of net revenue:

	2002	2001	2000
Net service revenue	100.00%	100.00%	100.00%
Cost of service revenue	45.00	44.52	47.04

Gross Margin	55.00	55.48	52.96
General and administrative expenses:
Salaries and benefits	29.86	27.68	32.94
Other	20.13	21.03	22.93

Total general and administrative expenses	49.99	48.71	55.87

Operating income (loss)	5.01	6.77	(2.91)
Other income (expense)	(6.96)	(1.97)	(2.01)

Income (loss) before taxes, discontinued operations and extraordinary item	(1.95)	4.80	(4.92)
Income tax expense (benefit)	(2.53)	0.20	(1.87)

Income (loss) before discontinued operations and extraordinary item	0.58	4.61	(3.05)
Discontinued operations:
Loss from discontinued operations, net of income tax	—	(.51)	(3.72)
Gain on dispositions, net of income tax	—	0.80	5.31
Extraordinary item, net of income tax	—	—	5.73

Net income	0.58%	4.89%	4.27%

Years Ended December 31, 2002 and 2001

Net Service Revenue

For the year ended December 31, 2002 as compared to the year ended December 31, 2001, net revenues increased $19.25 million or 17%. This increase was attributable to an increase in patient admissions of 6,345, or 17%, from 36,634 for 2001 to 42,979 for 2002 from both internal growth and acquisitions completed during 2002 and the acquisitions completed during the first half of 2001, and an increase in reimbursement for episodes of care under PPS from October 1, 2001, offset by a reduction effective October 1, 2002 and an increase of $1 million in Medicare cost report reserves accounted for as a reduction in revenue during the fourth quarter of 2002.

Cost of Service Revenue

Cost of revenues increased by 19% in 2002 as compared to 2001. This increase is primarily attributable to an increase in total visits of 6% due to an increase in admissions, increased salaries and mileage reimbursement for field staff implemented in July, 2002, and the addition of program managers to support the Company’s disease management programs. As a percentage of net revenues, cost of revenues increased slightly to 45% in 2002.

General and Administrative Expenses

General and administrative expenses increased by $11.0 million, or by 21% in 2002 as compared to 2001. This increase is primarily attributable to $1.8 million of general and administrative expenses for acquisitions completed in 2001 and 2002, an increase in benefit costs of $1.5 million, increases in sales and marketing personnel costs of $1.0 million, retention bonuses issued in May and June of 2002 (of which $1.1 million was expensed in 2002), restructuring costs of $1.6 million accounted for in the fourth quarter of 2002, and the matters described below. The retention bonuses were issued in response to competitive recruitment activity primarily in the Company’s markets in Georgia. The restructuring charges represented the Company’s response to reimbursement changes by Medicare effective October 1, 2002 and comprised severance payments to terminated employees, as well as certain costs associated with the abandonment or buyout of existing operating leases. These increases were offset by a reduction in billing department costs of $2.8 million. As a percentage of net revenues, general and administrative expenses increased to 50% in 2002 from 49% in 2001.

In 1999, the Company discovered questionable conduct involving the former owner of one of our smaller agencies that occurred between 1994 and 1997. The Company conducted an initial audit (using an independent auditor) and voluntarily disclosed the irregularities to the Department of Health and Human Services’ Office of the Inspector General (“OIG”). Since that time, the OIG has been examining the disclosed activities and during the second quarter of 2002, a further audit of relevant claims was initiated at the request of the government, which was completed during the third quarter of 2002. Management believes the Company has adequately reserved for the estimated liability associated with this incident, including $300,000 in additional reserves provided in the fourth quarter of 2002, but no assurances can be provided that the ultimate resolution will not be materially different than the current estimate.

In 2000 the Company was insured under a fully insured worker’s compensation insurance policy that contained a provision for retroactive return of certain premiums based on favorable claims activity. The claims related to this policy have developed unfavorably, resulting in an additional $275,000 of worker’s compensation expense during 2002, related to the 2000 plan year.

Operating Income

The Company had operating income of $6,480,000 in 2002 as compared to an operating income of $7,463,000 in 2001. The decrease in operating results of $983,000 is attributable to the changes described above.

Other Income (Expense)

Other expenses increased to $9,013,000 in 2002 from an expense of $2,167,000 in 2001 primarily due to a reserve of $7.1 million with respect to amounts due to the Company arising from the failure of NPF VI, its asset based lender (see Liquidity and Capital Resources below), and associated legal costs of $250,000. This increase in expense was partially offset by a decrease in interest expense of $911,000 to $1,874,000 due to reduced amounts of interest bearing debt outstanding and lower interest rates.

Income Tax Benefit (Expense)

For the year ended December 31, 2002 as compared to December 31, 2001, income tax expense decreased from an expense of $220,000 in 2001 to a benefit of $3.3 million in 2002. As of December 31, 2001, the Company had recorded a valuation allowance of $2,587,000. Management of the Company determined, based on the first quarter 2002 operating results and projections for fiscal year 2002, that it was more likely than not that the Company would be able to use all of the previously unrecognized tax benefits. Accordingly, in the quarter ended March 31, 2002, the Company recorded a tax benefit of $1,438,000 resulting primarily from elimination of the valuation allowance. For the remainder of 2002, the Company recorded income tax expense at an effective rate of 37%.

Net Income

The Company recorded net income of $752,000, or $0.08 per diluted common share for 2002 compared with net income of $5,386,000, or $0.68 per common share, for 2001.

Years Ended December 31, 2001 and 2000

Net Service Revenue

For the year ended December 31, 2001 as compared to the year ended December 31, 2000, net revenues increased $22,019,000 or 25%. This increase was attributed to the implementation of PPS in October 2000 as well as an increase in patient admissions of 11,203, or 44%, from 25,431 for 2000 to 36,634 for 2001 from both internal growth and acquisitions completed during the latter part of 2000 and during 2001.

Cost of Service Revenue

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

General and Administrative Expenses

General and administrative expenses increased by 8% in 2001 as compared to 2000. This increase is primarily attributed to the general and administrative expenses at agency locations relating to acquisitions completed in the latter part of 2000 and the early part of 2001 of $6,316,000. As a percentage of net revenues, general and administrative expenses decreased to 49% in 2001 from 56% in 2000.

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

Discontinued Operations

Losses from discontinued operations, net of income taxes, amounted to $566,000 for 2001 as compared to losses of $3,281,000 for 2000 primarily due to a write-off of goodwill in 2000 related to the infusion division of approximately $1,770,000. The gain on disposition of $876,000, net of taxes of $190,000, for 2001 is attributed to the sale of one surgery center, while the gain on disposition of $4,684,000, net of taxes, for 2000 is attributed to the sale of two surgery centers and the Company’s infusion division.

Net Income

The Company recorded net income of $5,386,000, or $0.68 per diluted common share, for 2001 compared with net income of $3,770,000, or $0.87 per common share, for 2000. Common stock equivalents were anti-dilutive at December 31, 2000.

Critical Accounting Policies

The financial statements are prepared in accordance with generally accepted accounting principles and include amounts based on management’s judgements and estimates. These judgements and estimates are based on, among other things, historical experience and information available from outside sources. The critical accounting policies presented below have been discussed with the Audit Committee as to the development and selection of the accounting estimates used as well as the disclosures provided herein. Actual results could differ materially from these estimates.

Revenue Recognition

The Company has agreements with third party payors that provide for payments to the Company at amounts different from its established rates. Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the Company’s established rates or estimated reimbursement rates, as applicable. Allowances and contractual adjustments are recorded for the difference between the established rates and the amounts estimated to be payable by third parties and are deducted from gross revenues to determine net service revenues. Net service revenues are the estimated net amounts realizable from patients, third party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements.

Prior to the implementation of the Medicare Prospective Payment System (“PPS”) on October 1, 2000, reimbursement for home health care services to patients covered by the Medicare program was based on reimbursement of allowable costs subject to certain limits. Final reimbursement was determined after submission of annual cost reports and audits thereof by the fiscal intermediaries. Retroactive adjustments have been accrued on an estimated basis in the period the related services were rendered and will be adjusted in future periods as final settlements are determined. Estimated settlements for cost report years ended 1997 and subsequent years, which are still subject to audit by the intermediary and the Department of Health and Human Services, are recorded in short-term and long-term Medicare liabilities. Under the new PPS rules, annual cost reports are still required as a condition of participation in the Medicare program. However, there are no final settlements or retroactive adjustments.

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

The base episode payment is adjusted by applicable regulations including, but not limited to, the following: a case mix adjuster consisting of eighty (80) home health resource groups (“HHRG”), the applicable geographic wage index, low utilization, intervening events and other factors. The episode payment will be made to providers regardless of the cost to provide care. The services covered by the episode payment include all disciplines of care, in addition to medical supplies, within the scope of the home health benefit.

Revenue is recognized as services are provided based on the number of patient visits performed during the reporting period and a historical weighted average revenue per visit (“Rate”). This Rate is based on the historical average final episode payment divided by the historical average number of visits per episode. Episodes in progress at the end of the reporting period are reviewed on a percentage of completion basis using the historical average total number of visits per episode. The Company further refined its Medicare revenue recognition process during the year ended December 31, 2002 through an analysis of all episodes completed from October 1, 2000 through December 31, 2002 with respect to the historical average calculations referred to above. No material modifications resulted from this process and the Company intends to continue this analysis on an ongoing basis.

Collectibility of Accounts Receivable

The process for estimating the ultimate collectibility of accounts receivable involves judgement, with the greatest subjectivity relating to non-Medicare accounts receivable. The Company currently records an allowance for uncollectible accounts on a percentage of revenues basis unless a specific issue is noted, at which time an additional allowance may be recorded. In the fourth quarter of 2002, the Company terminated a number of contracts with non-Medicare payors and recorded an additional allowance of $600,000, given the uncertain nature of collectibility in relation to these contracts.

Liquidity and Capital Resources

The following table summarizes the Company’s current contractual obligations at December 31, 2002 (in $000’s):

Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years
Long-Term Debt	8,377	3,903	4,474	—
Capital Lease Obligations	3,518	2,476	1,017	25
Medicare Liabilities	12,846	8,948	3,898	—

Total Contractual Cash Obligations	24,741	15,327	9,389	25

At December 31, 2002, the Company was indebted under various promissory notes for $8.4 million, including amounts due for the Company’s note with NPF Capital, Inc. of $5.9 million (“the NPF Note”). The Company’s principal and interest requirements due under all promissory notes are approximately $4.2 million in 2003 and $4.7 million in 2004 and thereafter. At December 31, 2002 the Company also had obligations under capital leases of $3.5 million, including amounts due to CareSouth under the License Agreement of $2.7 million, and various other capital leases. The Company’s principal and interest requirements due under all capital leases are approximately $2.6 million in 2003 and $1.2 million in 2004 and thereafter.

In June 2002, the terms of the NPF Note were amended to extend the maturity date to June 28, 2005 and to change the interest rate to prime plus 3.25%. The security for this note consists of all credits, deposits, accounts, securities or moneys, and all other property rights belonging to or in which the Company has any interest, now or hereafter, as well as every other asset now or hereafter existing of the Company, absolute or contingent, due or to become due. NPF VI filed for Chapter 11 bankruptcy in November 2002. The Company has been instructed by NPF Capital Inc. to make payments related to this loan to Provident Bank.

As of December 31, 2002, the Company estimates an aggregate payable to Medicare of $12.8 million, of which $8.9 million is reflected as a current liability in the accompanying balance sheet, and $3.9 million is reflected as a long-term Medicare liability.

The recorded $12.8 million includes a $3.1 million obligation of a subsidiary of the Company which is currently in bankruptcy, and it is not clear whether the Company will have any responsibility for that amount if the debt of the subsidiary is discharged in bankruptcy. An additional $5.9 million represents an advance from Medicare related to a provision in legislation under which the Company received a one-time advance. This amount is currently being repaid to Medicare in thirty-six equal monthly installments with interest at 12.625% per annum pursuant to agreements reached with Medicare during 2002. These installments may be prepaid at any time without penalty, are unsecured and contain no financial covenants. However, should the Company fail to pay an installment on the due date, Medicare is entitled to offset the full amount from any amounts otherwise due to the Company from Medicare.

The $3.8 million remaining balance due Medicare reflects the Company’s estimate of amounts likely to be assessed by Medicare as overpayments in respect of prior years when Medicare audits of the Company’s cost reports through October, 2002 are completed. At the time when these audits are completed, expected to be during 2003, and final assessments are issued, the Company intends to apply to Medicare for repayment over a thirty-six month period, although there is no assurance that such applications will be agreed to. These amounts relate to the Medicare payment system in effect until October 2000, under which Medicare provided periodic interim payments to the Company, subject to audit of cost reports submitted by the Company and repayment of any overpayments by Medicare to the Company. The fiscal intermediary, acting on behalf of Medicare, has not yet issued finalized audits with respect to 1999 and 2000, and is entitled to reopen settled cost reports for up to three years after issuing final assessments.

The Company’s operating activities provided $11.1 million in cash during the year ended December 31, 2002 whereas such activities provided $11.8 million in cash during the year ended December 31, 2001. Cash provided by operating activities in 2002 is primarily attributable to net income of $752,000, non-cash items such as depreciation and amortization of $2.9 million, provision for bad debts of $3.2 million, decrease in accounts receivable of $7.0 million, decrease in accrued expenses of $1.9 million and increase in inventory and other assets of $1.3 million.

Investing activities used $3.3 million for the year ended December 31, 2002, whereas such activities used $15.8 million for the year ended December 31, 2001. Cash used in investing activities in 2002 is primarily attributed to purchases of property and equipment of $1.3 million and cash used in acquisitions of $2.1 million.

Financing activities used $6.5 million during 2002, whereas such activities provided $486,000 during 2001. Cash used by financing activities in 2002 is primarily attributed to payments on lines of credit of $9.3 million, payments on notes and capital leases of $6.8 million, offset by proceeds from private placement of stock of $9.4 million.

The Company had a letter of credit with Bank One for $825,000 at December 31, 2002, secured in full by cash, relating to its workers’ compensation plan for the plan year December 31, 2000 through December 31, 2001. In February 2003, the letter of credit was reduced to $550,000.

As of December 31, 2002, the Company had a working capital deficit of $8.5 million. Included in this deficit are short-term Medicare liabilities of $6.5 million which the Company does not expect to fully liquidate in cash during 2003. These Medicare liabilities include $3.1 million owed by a subsidiary of the Company currently in bankruptcy, and $3.8 million of anticipated cost report settlements yet to be finalized. At the time these settlement amounts are agreed with the fiscal intermediary acting on behalf of CMS, the Company intends to apply for three year payment plans. There can be no assurance that such requests will be granted.

The Company has certain other contingencies and reserves, including litigation reserves, recorded as current liabilities in the accompanying consolidated balance sheets (in accordance with Statement of Financial Accounting Standard No. 5) that management may not be required to liquidate in cash during 2003.

In November 2002, the Company elected to terminate its asset financing facility with NPF VI, Inc. (“NPF VI”) (see Note 5 in the Notes to the Consolidated Financial Statements) and advised its payors that remittances should be directed to the bank accounts of the Company rather than bank accounts controlled by NPF VI under collateral arrangements for the facility. As of March 28, 2003, the collateral held by NPF VI and JP Morgan Chase, as trustee for the bondholders of NPF VI, is currently still being held by these entities. The Company is taking legal and other action to have this collateral released, and to recover the funds that have not been released to the Company. The Company incurred approximately $250,000 in legal fees related to this matter in the quarter ended December 31, 2002, and may incur substantial legal expenses in the future.

Should the Company be ultimately unable to recover the $7.1 million held by NPF VI within a reasonable timeframe or be unable to obtain alternative financing on reasonable terms, certain opportunities of the Company could be constrained, such as prepayment of debt to reduce interest costs, taking advantage of alternative financing arrangements relative to its insurance needs, and pursuit of attractive acquisition opportunities. Moreover, if the Company cannot recover the funds and should there be unexpected cash requirements, the Company may be required to obtain debt finance, and/or sell equity securities on unfavorable terms, which could impact the Company’s earnings by either increasing interest costs or by dilution to existing shareholders. There can be no assurance that such actions may not be necessary to ensure appropriate liquidity for the operations of the Company.

The Company does not expect that capital expenditures in fiscal 2003 will exceed $2.0 million, as compared with $1.4 million in 2002.

Inflation

The Company does not believe that inflation has had a material effect on its results of operations during the year ended December 31, 2002.

ARTHUR ANDERSEN LLP

The Company’s financial statements for the years ended December 31, 2001 and 2000 were audited by Arthur Andersen LLP (“Andersen”), our former independent accountants. On June 15, 2002, a jury convicted Andersen on obstruction of justice charges and Andersen ceased its public company audit practice at the end of August 2002. Should the Company seek access to the public capital markets in the future, SEC rules will require us to include or incorporate by reference in any prospectus three years of audited financial statements. Until our audited financial statements for the fiscal year ending December 31, 2004 become available in the first quarter of 2005, the SEC’s current rules would require us to present audited financial statements for one or more fiscal years audited by Andersen. Before then, the SEC may cease accepting financial statements audited by Andersen, in which case we would be unable to access the public capital market unless KPMG LLP, our current independent accounting firm, or another independent accounting firm, is able to audit the financial statements originally audited by Andersen. Although the SEC has indicated that in the interim it will continue to accept financial statements audited by Andersen, there is no assurance that the SEC will continue to do so in the future.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risks

The Company does not maintain derivative financial instruments, interest rate swap arrangements, hedging contracts, futures contracts, or derivative commodity instruments for speculative or trading/non-trading purposes.

ITEM 8.    Financial Statements

See Consolidated Financial Statements on Page F-1.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 30, 2002, the Board of Directors of the Company, upon recommendation of the Audit Committee, dismissed Arthur Andersen LLP (“Andersen”) as the Company’s independent auditors. A Form 8-K was filed with the SEC on May 3, 2002 and a Form 8-K/A was filed with the SEC on May 13, 2002 relating to this matter. Also effective April 30, 2002, the Board of Directors, upon recommendation of the Audit Committee, selected KPMG LLP (“KPMG”) to serve as the Company’s independent auditors for 2002. At that time, the definitive engagement of KPMG was contingent upon the completion of KPMG’s standard client evaluation procedures. These procedures were completed on May 24, 2002 and a Form 8-K/A was filed with the SEC on May 24, 2002 detailing such appointment.

PART III

Certain information required by Part III is omitted from this Report in that the Registrant will file its definitive Proxy Statement for its 2003 Annual Meeting of Shareholders to be held June 12, 2003 pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.    Directors and Executive Officers of the Registrant

(a)    Directors—Certain information about the current directors is set forth below:

Name	Age	Served as Director Since
William F. Borne	45	1982
Ronald A. LaBorde	46	1997
Jake L. Netterville	65	1997
David R. Pitts	63	1997
Peter F. Ricchiuti	46	1997

William F. Borne.    Mr. Borne founded the Company in 1982 and has been Chief Executive Officer and a director since then. In 1988, he also founded and served, until 1993, as President and Chief Executive Officer of Amedisys Specialized Medical Services, Inc., a wholly owned subsidiary of the Company a provider of home health care services.

Ronald A. LaBorde.    Since 1995, Mr. LaBorde has been President and Chief Executive Officer of Piccadilly Cafeterias, Inc. (“Piccadilly”), a publicly held retail restaurant business. Prior to 1995, Mr. LaBorde held various executive positions with Piccadilly including Executive Vice President and Chief Financial Officer from 1992 to 1995, Executive Vice President, Corporate Secretary and Controller from 1986 to 1992, and Vice President and Assistant Controller from 1982 to 1986. Mr. LaBorde was appointed as Lead Director of the Company on February 25, 2003.

Jake L. Netterville.    Mr. Netterville was the Managing Director of Postlethwaite & Netterville, a professional accounting corporation from 1977 to 1998 and is now Chairman of the Board of Directors. Mr. Netterville is a certified public accountant and has served as Chairman of the Board of the American Institute of Certified Public Accountants, Inc. (“AICPA”) and is a permanent member of the AICPA’s Governing Council. Mr. Netterville was appointed as Chairman of the Company’s audit committee on February 25, 2003.

David R. Pitts.    Mr. Pitts is the President and Chief Executive Officer of Pitts Management Associates, Inc., a national hospital and healthcare consulting firm. Mr. Pitts has over forty years experience in hospital operations, healthcare planning and multi-institutional organization, and has served in executive capacities in a number of hospitals, multi-hospital systems, and medical schools.

Peter F. Ricchiuti.    Mr. Ricchiuti has been Assistant Dean and Director of Research of BURKENROAD REPORTS at Tulane University’s A. B. Freeman School of Business since 1993, and an Adjunct Professor of Finance at Tulane since 1986. Mr. Ricchiuti is a member of the Board of Trustees of WYES-TV, the public broadcasting station in New Orleans, Louisiana.

(b)    Executive Officers—The executive officers of the Company are as follows:

Name	Age	Capacity	Period of Service in Such Capacity Since
William F. Borne (1)	45	Chief Executive Officer	December 1982
Larry R. Graham	37	Chief Operating Officer	January 1999
Gregory H. Browne	50	Chief Financial Officer	May 2002
John H. Linden	59	Chief Information Officer	September 2000
Jeffrey D. Jeter	31	Vice President of Compliance/Corporate Counsel	April 2001

(1)	Biographical information with respect to this officer was previously provided above.

Larry R. Graham became Chief Operating Officer in January 1999 and also served as interim Senior Vice President of Finance from January 2002 until May 2002. He joined the Company in April 1996 as Vice President of Finance and in January 1998 he was promoted to Senior Vice President of Operations. From 1993 to 1996, he was Director of Financial Services at General Health Systems, a regional multi-faceted health care system in Baton Rouge, LA. From 1989 to 1993, he was a Senior Accountant for Arthur Andersen LLP.

Gregory H. Browne was appointed Chief Financial Officer in May, 2002. Previously, Mr. Browne had been Chief Financial Officer for Cards Etc, a software company, from May, 2001 to December, 2001, and from July, 1996 to February, 2001 he was Chief Executive Officer of PeopleWorks, Inc., a provider of outsourced human resources, payroll and related services. Mr. Browne provided consulting services to the Company from March 2002 until his appointment as Chief Financial Officer.

John H. Linden became Chief Information Officer in September 2000 after consulting with the Company on various projects. Prior to his appointment, Mr. Linden had served as President of Impact Solutions, Inc. since 1995, a consulting firm specializing in project management and automation solutions.

Jeffrey D. Jeter joined the Company in April 2001 as Vice President of Compliance/Corporate Counsel. Prior to joining the Company he served as an Assistant Attorney General for the Louisiana Department of Justice from 1996 where he prosecuted health care fraud and nursing home abuse.

(c)    Section 16(a) Beneficial Ownership Reporting Compliance—

The information required by this Item is incorporated by reference to the sections entitled “Record Date and Principal Ownership” and “Security Ownership of Management” in the Proxy Statement.

ITEM 11.    Executive Compensation

The information required by this Item is incorporated by reference to the section entitled “Executive Compensation and Certain Transactions” in the Proxy Statement.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the sections entitled “Record Date and Principal Ownership” and “Security Ownership of Management” in the Proxy Statement.

ITEM 13.    Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the section entitled “Executive Compensation and Certain Transactions” in the Proxy Statement.

PART IV

ITEM 14.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of a date within 90 days before the filing date of this annual report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

Changes In Internal Controls

Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

ITEM 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents to be filed with Form 10-K:

(1)	Financial Statements
	Independent Auditors’ Report	F-2
	Predecessor Independent Auditors’ Report	F-3
	Consolidated Balance Sheets as of December 31, 2002 and 2001	F-4
	Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001, and 2000	F-5
	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2002, 2001, and 2000	F-6
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000	F-7
	Notes to Financial Statements as of December 31, 2002, 2001, and 2000	F-8

(2)  Exhibits

Exhibit No.	Identification of Exhibit

3.1(i)(1)	—Certificate of Incorporation

3.2(1)	—Bylaws

4.2(2)	—Common Stock Specimen

4.4(2)	—Form of Placement Agent’s Warrant Agreement

10.4(2)	—Amended and Restated Amedisys, Inc. 1998 Stock Option Plan

10.5(2)	—Registration Rights Agreement

10.8(3)	—Employment Agreement between Amedisys, Inc. and William F. Borne

10.9(3)	—Employment Agreement between Amedisys, Inc. and Larry Graham

10.10(3)	—Amendment to Employment Agreement by and between Amedisys, Inc. and Larry Graham

10.11(3)	—Employment Agreement between Amedisys, Inc. and John Joffrion

10.12(6)	—Employment Agreement between Amedisys, Inc. and John Nugent

10.13(6)	—Loan Agreement by and among Amedisys, Inc. and John Nugent

10.14(4)	—Director’s Stock Option Plan

10.15(5)	—Modification Agreement by and between CareSouth Home Health Services, Inc. and Amedisys, Inc.

10.16(5)	—Software License Agreement by and between CareSouth Home Health Services, Inc. and Amedisys, Inc.

10.17(7)	—Employment Agreement between Amedisys, Inc. and Gregory H. Browne

21.1(2)	—List of Subsidiaries

23.1(8)	—Consent of KMPG LLP

99.1(8)	—Certification of William F. Borne, Chief Executive Officer

99.2(8)	—Certification of Gregory H. Browne, Chief Financial Officer

(1)	Previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1994.
(2)	Previously filed as an exhibit to the Registration Statement on Form S-3 dated March 11, 1998.
(3)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000.

(4)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2001.
(5)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2001.
(6)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2001.
(7)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(8)	Filed herewith.

(b)    Reports on Form 8-K.

On October 15, 2002, the Company filed a current Report on Form 8-K with the SEC attaching a press release announcing that the Company’s stock has been approved for listing on the Nasdaq National Market System.

On October 24, 2002, the Company filed a current Report on Form 8-K with the SEC attaching a press release announcing the release date for third quarter 2002 operating results and a scheduled teleconference call to discuss the results.

On November 13, 2002, the Company filed a current Report on Form 8-K with the SEC attaching a press release announcing third quarter 2002 operating results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on the 28th day of March, 2003.

AMEDISYS, INC.

By:	/s/ WILLIAM F. BORNE
William F. Borne, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ WILLIAM F. BORNE William F. Borne	Chief Executive Officer and Chairman of the Board	March 28, 2003

/s/ GREGORY H. BROWNE Gregory H. Browne	Principal Financial and Accounting Officer	March 28, 2003

/s/ JAKE L. NETTERVILLE Jake L. Netterville	Director	March 28, 2003

/s/ DAVID R. PITTS David R. Pitts	Director	March 28, 2003

/s/ PETER F. RICCHIUTI Peter F. Ricchiuti	Director	March 28, 2003

/s/ RONALD A. LABORDE Ronald A. Laborde	Director	March 28, 2003

CERTIFICATION

I, William F. Borne, certify that:

1.	I have reviewed this annual report on Form 10-K of Amedisys, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ WILLIAM F. BORNE William F. Borne Chief Executive Officer

CERTIFICATION

I, Gregory H. Browne, certify that:

1.	I have reviewed this annual report on Form 10-K of Amedisys, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ GREGORY H. BROWNE Gregory H. Browne Chief Financial Officer

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2002 and 2001

Together with Auditors’ Reports

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Amedisys, Inc.:

We have audited the accompanying consolidated balance sheet of Amedisys, Inc. and subsidiaries (the Company) as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements, before the 2001 balance sheet reclassification and the revision of disclosures, both described in Note 1 to the consolidated financial statements, in their report dated February 28, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Amedisys, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

As discussed above, the 2001 and 2000 consolidated financial statements of the Company were audited by other auditors who have ceased operations. As described in Note 1 and Note 4, these consolidated financial statements have been revised to include a 2001 balance sheet reclassification and to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002. We audited the reclassification that was applied to the 2001 balance sheet. In our opinion, such reclassification described in Note 1 and the transitional disclosures for 2001 and 2000 in Note 4 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such reclassification and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Baton Rouge, Louisiana

March 10, 2003

The report of Arthur Andersen LLP is a copy of its previously issued report. Arthur Andersen LLP has ceased operations and has not reissued its report.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders

of Amedisys, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Amedisys, Inc. (a Delaware Corporation) and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

New Orleans, Louisiana

February 28, 2002

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2002 and 2001

(Dollar amounts in 000’s, except per share data)

	December 31, 2002	December 31, 2001
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$4,861	$3,515
Patient accounts receivable, net of allowance for doubtful accounts of $1,865 and $3,125 at December 2002 and 2001	13,467	23,682
Prepaid expenses	1,600	244
Deferred income taxes	1,803	—
Inventory and other current assets	857	822

Total current assets	22,588	28,263
Property and equipment, net	8,257	10,290
Deferred income taxes	1,711	—
Goodwill and other assets, net	25,768	22,301

Total assets	$58,324	$60,854

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable	$2,495	$2,440
Accrued expenses:
Payroll and payroll taxes	6,504	6,798
Insurance	2,171	1,881
Income taxes	297	930
Legal settlements	1,887	1,704
Other	2,439	2,605
Notes payable	—	9,305
Current portion of long-term debt	3,903	5,355
Current portion of obligations under capital leases	2,476	2,391
Current portion of Medicare liabilities	8,948	13,214
Total current liabilities	31,120	46,623
Long-term debt	4,474	5,591
Obligations under capital leases	1,042	3,208
Long-term Medicare liabilities	3,898	958
Other long-term liabilities	827	1,099

Total liabilities	41,361	57,479

Minority interest in consolidated subsidiaries	—	66

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value, 30,000,000 shares authorized; 9,167,976 and 7,182,319 shares issued at December 31, 2002 and 2001, respectively	9	7
Additional paid-in capital	29,439	16,539
Treasury stock at cost, 4,167 shares of common stock held at December 31, 2002 and 2001	(25)	(25)
Retained earnings (deficit)	(12,460)	(13,212)

Total stockholders’ equity	16,963	3,309

Total liabilities and stockholders’ equity	$58,324	$60,854

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in 000’s, except per share data)

	2002	2001	2000
INCOME:
Net service revenue	$129,424	$110,174	$88,155
Cost of service revenue	58,244	49,046	41,468

Gross margin	71,180	61,128	46,687

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and benefits	38,650	30,495	29,038
Other	24,410	23,170	20,213
Restructuring charge	1,640	—	—

Total general and administrative expenses	64,700	53,665	49,251

Operating income (loss)	6,480	7,463	(2,564)

OTHER INCOME (EXPENSE):
Interest income	97	328	249
Interest expense	(1,874)	(2,785)	(2,159)
Provision for uncollectible receivable	(7,349)	—	—
Miscellaneous	113	290	141

Total other expense, net	(9,013)	(2,167)	(1,769)

INCOME (LOSS) BEFORE INCOME TAXES, DISCONTINUED OPERATIONS, AND EXTRAORDINARY ITEM	(2,533)	5,296	(4,333)
INCOME TAX BENEFIT (EXPENSE)	3,285	(220)	1,647

Income (loss) from continuing operations	752	5,076	(2,686)
DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of income taxes	—	(566)	(3,281)
Gain on sale of discontinued operations, net of income taxes	—	876	4,684
EXTRAORDINARY ITEM, NET OF INCOME TAXES	—	—	5,053

Net income	$752	$5,386	$3,770

Basic weighted average common shares outstanding	8,499,000	5,941,000	4,336,000
Basic income per common share:
Income (loss) from continuing operations	$0.09	$0.85	$(0.62)
Loss from discontinued operations, net of income taxes	—	(0.10)	(0.76)
Gain on sale of discontinued operations, net of income taxes	—	0.15	1.08
Extraordinary item, net of income taxes	—	—	1.17

Net income	$0.09	$0.90	$0.87

Diluted weighted average common shares outstanding	9,007,000	7,980,000	4,336,000
Diluted income per common share:
Income (loss) from continuing operations	$0.08	$0.64	$(0.62)
Loss from discontinued operations, net of income taxes	—	(0.07)	(0.76)
Gain on sale of discontinued operations, net of income taxes	—	0.11	1.08
Extraordinary item, net of income taxes	—	—	1.17

Net income	$0.08	$0.68	$0.87

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in 000’s, except share data)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCE, December 31, 1999	3,147,514	$3	750,000	$1	$12,203	$(25)	$(22,368)	$(10,186)
Issuance of stock for Employee Stock Purchase plan (Note 10)	317,494	—	—	—	625	—	—	625
Issuance of stock in connection with 401(k) plan (Note 12)	448,830	1	—	—	617	—	—	618
Issuance of stock for bonuses	212,288	—	—	—	306	—	—	306
Preferred stock conversion	1,200,000	1	(360,000)	—	1	—	—	2
Issuance of warrants	—	—	—	—	344	—	—	344
Net income	—	—	—	—	—	—	3,770	3,770

BALANCE, December 31, 2000	5,326,126	$5	390,000	$1	$14,096	$(25)	$(18,598)	$(4,521)
Issuance of stock for Employee Stock Purchase plan (Note 10)	156,663	—	—	—	675	—	—	675
Issuance of stock in connection with 401(k) plan (Note 12)	262,280	1	—	—	1,257	—	—	1,258
Issuance of stock and stock options	470	—	—	—	74	—	—	74
Exercise of stock options	127,612	—	—	—	418	—	—	418
Preferred stock conversion	1,300,001	1	(390,000)	(1)	(1)	—	—	(1)
Exercise of warrants	5,000	—	—	—	20	—	—	20
Net income	—	—	—	—	—	—	5,386	5,386

BALANCE, December 31, 2001	7,178,152	$7	—	$—	$16,539	$(25)	$(13,212)	$3,309
Issuance of stock for Employee Stock Purchase plan (Note 10)	120,966	—	—	—	715	—	—	715
Issuance of stock in connection with 401(k) plan (Note 12)	247,021	1	—	—	1,870	—	—	1,871
Exercise of stock options	142,670	—	—	—	521	—	—	521
Tax benefit from stock option exercises	—	—	—	—	328	—	—	328
Exercise of warrants	15,000	—	—	—	60	—	—	60
Issuance of stock in connection with Private Placement	1,460,000	1	—	—	9,406	—	—	9,407
Net income	—	—	—	—	—	—	752	752

BALANCE, December 31, 2002	9,163,809	$9	—	$—	$29,439	$(25)	$(12,460)	$16,963

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in 000’s)

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$752	$5,386	$3,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,947	3,439	2,872
Provision for bad debts	3,175	2,248	2,361
Deferred revenue	—	(1,589)	(2,119)
Compensation expense due to issuance of stock and stock options	—	74	—
Deferred income taxes	(3,514)	—	—
Gain on sale of discontinued operations	—	(1,738)	(5,086)
Tax benefit from stock option exercises	328	—	—
Impairment of goodwill	—	—	1,771
Other	(93)	—	—
Minority interest	—	710	(339)
Changes in assets and liabilities—
Increase in cash included in assets held for sale	—	20	201
Decrease (increase) in patient accounts receivable	7,040	(1,905)	5,092
(Increase) decrease in inventory and other current assets	(1,307)	(266)	235
(Increase) decrease in other assets	(168)	56	545
Increase (decrease) in accounts payable	55	687	(3,148)
Increase in accrued expenses	1,904	4,713	759

Net cash provided by operating activities	11,119	11,835	6,914

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	137	17	290
Purchase of property and equipment	(1,267)	(13,424)	768
Cash used in purchase acquisitions	(2,125)	(3,406)	(787)
Proceeds from sale of discontinued operations	—	1,684	6,599
Partnership distributions	(66)	(745)	—
Minority interest investment in subsidiary	—	101	259

Net cash (used in) provided by investing activities	(3,319)	(15,773)	7,129

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings on line of credit agreements	(9,305)	6,353	(2,418)
Proceeds from issuance of notes payable and capital leases	1,021	8,147	10,725
Payments on notes payable and capital leases	(6,831)	(5,434)	(20,687)
(Decrease) increase in Medicare liabilities	(1,326)	(9,268)	3,535
Increase in long-term liabilities	—	273	—
Proceeds from private placement of stock, net	9,406	—	—
Proceeds from issuance of stock	581	438	—
Issuance of warrants for extinguishment of debt	—	—	344
Decrease in notes payable — related parties	—	(10)	—

Increase in notes receivable — related parties	—	(13)	—

Net cash (used in) provided by financing activities	(6,454)	486	(8,501)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,346	(3,452)	5,542
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,515	6,967	1,425

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,861	$3,515	$6,967

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$1,776	$2,843	$1,194

Income taxes	$895	$378	$44

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Nature of Operations

Amedisys, Inc. and subsidiaries (“Amedisys” or “the Company”) is a multi-state provider of home health care nursing services. Amedisys is incorporated in the state of Delaware and, through its subsidiaries, operates in ten states including Louisiana, Tennessee, North Carolina, Georgia, Oklahoma, Alabama, Florida, Virginia, South Carolina, and Texas. The Company provides home health care nursing services.

From 1999 to 2001, the Company disposed of its ambulatory surgery division and its infusion therapy division (see Note 2). These dispositions have been reported as discontinued operations.

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

Reclassification

The Company has reclassified Medicare liabilities due within one year from a contra-asset account to a liability account in the accompanying consolidated balance sheet as of December 31, 2001. Previously, Medicare liabilities due within one year were netted against accounts receivable. In the accompanying balance sheets, these liabilities are reflected as current portion of Medicare liabilities.

Revenue Recognition

The Company has agreements with third party payors that provide for payments to the Company at amounts different from its established rates. Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the Company’s established rates or estimated reimbursement rates, as applicable. Allowances and contractual adjustments are recorded for the difference between the established rates and the amounts estimated to be payable by third parties and are deducted from gross revenues to determine net service revenues. Net service revenues are the estimated net amounts realizable from patients, third party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements.

Prior to the implementation of the Medicare Prospective Payment System (“PPS”) on October 1, 2000, reimbursement for home health care services to patients covered by the Medicare program was based on reimbursement of allowable costs subject to certain limits. Final reimbursement was determined after submission of annual cost reports and audits thereof by the fiscal intermediaries. Retroactive adjustments have been accrued on an estimated basis in the period the related services were rendered and will be adjusted in future periods as final settlements are determined. Estimated settlements for cost report years ended 1997 and subsequent years, which are still subject to audit by the intermediary and the Department of Health and Human Services, are

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded in short-term and long-term Medicare liabilities. Under the new PPS rules, annual cost reports are still required as a condition of participation in the Medicare program. However, there are no final settlements or retroactive adjustments.

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

The base episode payment is adjusted by applicable regulations including, but not limited to, the following: a case mix adjuster consisting of eighty (80) home health resource groups (“HHRG”), the applicable geographic wage index, low utilization, intervening events and other factors. The episode payment will be made to providers regardless of the cost to provide care. The services covered by the episode payment include all disciplines of care, in addition to medical supplies, within the scope of the home health benefit.

Revenue is recognized as services are provided based on the number of patient visits performed during the reporting period and a historical weighted average revenue per visit (“Rate”). This Rate is based on the historical average final episode payment divided by the historical average number of visits per episode. Episodes in progress at the end of the reporting period are reviewed on a percentage of completion basis using the historical average total number of visits per episode. The Company further refined its Medicare revenue recognition process during the year ended December 31, 2002 through an analysis of all episodes completed from October 1, 2000 through December 31, 2002 with respect to the historical average calculations referred to above. No material modifications resulted from this process and the Company intends to continue this analysis on an ongoing basis.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash equivalents include certificates of deposit and all highly liquid debt instruments with maturities of three months or less when purchased.

Collectibility of Accounts Receivable

The process for estimating the ultimate collectibility of accounts receivable involves judgement, with the greatest subjectivity relating to non-Medicare accounts receivable. The Company currently records an allowance for uncollectible accounts on a percentage of revenues basis unless a specific issue is noted, at which time an additional allowance may be recorded. In the fourth quarter of 2002, the Company terminated a number of contracts with non-Medicare payors and recorded an additional allowance of $600,000, given the uncertain nature of collectibility in relation to these contracts.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventory

Inventory consists of medical supplies that are utilized in the treatment and care of home health patients. Inventory is stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Property and equipment are carried at cost. Additions and improvements are capitalized, but ordinary maintenance and repair expenses are charged to income as incurred. The cost of property and equipment sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and equipment and related accumulated depreciation accounts, and any gain or loss is credited or charged to income.

Capital leases, primarily consisting of software, computer equipment, and phone systems, are included in property and equipment. Capital leases are recorded at the present value of the future rentals at lease inception and are amortized over the shorter of the applicable lease term or the useful life of the equipment.

For financial reporting purposes, depreciation and amortization of property and equipment including those subject to capital leases ($2,940,000 in 2002, $1,948,000 in 2001, and $1,569,000 in 2000) is included in other general and administrative expenses and is provided utilizing the straight-line method based upon the following estimated useful service lives:

Buildings	40 years
Leasehold improvements	5 years
Equipment and furniture	5-7 years
Vehicles	5 years
Computer software	5 years

Goodwill and Other Assets

Goodwill reflects the excess of cost over the estimated fair value of the net assets acquired. Through December 31, 2001, goodwill was amortized on a straight-line basis over its estimated useful life of twenty years. The Company also has intangible assets related to financing costs incurred related to the amendment of the NPF Loan recorded in other assets. These costs are being amortized on a straight line basis over the over the remaining term of the loan.

In July 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Statement No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 eliminated the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. The purchase method of accounting is required to be used for all business combinations initiated after June 30, 2001. SFAS 141 also requires separate recognition of intangible assets acquired in business combinations that meet certain criteria. The Company’s business acquisitions in the years 2000 through 2002 have been accounted for using the purchase method of accounting.

In July 2001, the FASB issued Financial Accounting Standards Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) that was effective January 1, 2002. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if circumstances indicate potential impairment. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives. For goodwill and indefinite-lived intangible assets acquired prior to July 1, 2001, goodwill was amortized through the remainder of 2001 at which time amortization

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ceased and a transitional goodwill impairment test was performed. Impairment charges resulting from the initial application of the new rules would have been classified as a cumulative change in accounting principle. The Company was not required to record an impairment charge upon completion of the initial impairment test. Transitional disclosure of income and earnings per share as if the goodwill requirements of SFAS 142 had been adopted January 1, 2000 are included in Note 14.

Deferred Revenue

On November 3, 1998, the Company and CPII Acquisition Corp. (“CPII”) entered into an Asset Purchase Agreement whereby the Company sold certain of the assets, subject to the assumption of certain liabilities, of its proprietary software system and home health care management division to CPII in exchange for $11,000,000 cash. An affiliate of CPII utilized the assets to provide certain management services to the Company’s home health agencies. Due to the Company’s continuing involvement with the assets sold, the gain on the sale of the software system totaling $10,593,000 was deferred and was being amortized over the five-year term of the management services agreement. The unamortized gain at December 31, 2000 and 1999 was reflected as deferred revenue in the accompanying consolidated balance sheets. Effective October 1, 2001, the Company terminated its management services agreement and entered into a Software License Agreement that has been accounted for as a capital lease. The unamortized gain as of September 30, 2001 of $4,414,000 was offset against the capitalized value of the software lease and is included in property and equipment in the accompanying consolidated balance sheets.

Accounting for the Impairment of Long-Lived Assets

Whenever recognized events or changes in circumstances indicate the carrying amount of an asset, including intangible assets, may not be recoverable, management reviews the asset for possible impairment. Management uses undiscounted estimated future cash flows to assess the recoverability of the asset. If the expected future net cash flows are less than the carrying amount of the asset, an impairment loss, measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, is recognized.

Derivative Instruments and Hedging Activities

The Company does not use derivative financial instruments or engage in hedging activities.

New Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which requires recording the fair value of a liability for an asset retirement obligation in the period incurred. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. Upon adoption of SFAS 143, the Company would be required to use a cumulative effect approach to recognize transition amounts for any existing retirement obligation liabilities, asset retirement costs and accumulated depreciation. The Company does not have any significant asset retirement obligations; therefore, adoption of this statement will not affect the Company.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13 and Technical Corrections” (“SFAS 145”). SFAS 145 provides guidance for income statement classification of gains and losses on extinguishments of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for the Company in January 2003. The Company is evaluating the impact of SFAS 145 and believes it will not have a material effect on the Company’s financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant the guidance set forth in EITF Issue No. 94-3, “Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity”. SFAS 146 is effective for the Company in January 2003. The Company is evaluating the impact of SFAS No. 146 and believes it will not have a material effect on the Company’s financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a company to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. The measurement provisions of this statement apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure provisions apply to financial statements for periods ending after December 15, 2002. See further discussion of guarantees in Note 11. The Company will adopt the measurement provisions of this statement in the first quarter of 2003 and the adoption is not expected to have a material effect on the Company’s financial statements.

In January 2003, the FASB issue FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interest. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any variable interest entities; therefore, adoption of this statement will not affect the Company.

Extraordinary Gain

On December 28, 2000, the Company entered into a loan agreement with NPF Capital, Inc. (“NPF”) for a principal sum of up to $11,725,000. At execution, NPF paid $9,000,000 directly to Columbia/HCA for the benefit of the Company. The Company also financed $725,000 of debt issue costs under this agreement, with the remaining unfunded portion of $2,000,000 available for future acquisitions. Simultaneously, Amedisys entered into a Termination Agreement with Columbia/HCA relating to the note payable (“HCA Note”). The Termination Agreement with Columbia/HCA was effective October 1, 2000. The Termination Agreement related to that certain Credit Agreement dated November 16, 1998 and that certain promissory note dated December 1, 1998 as modified by that certain Loan Modification Agreement dated September 30, 1999. As part of this agreement, the HCA Note, which carried a balance (including accrued interest) of $16.6 million at September 30, 2000, was terminated effective October 1, 2000 for a cash payment of $9,000,000 and the execution of a warrant agreement that allows Columbia/HCA to purchase up to 200,000 shares of Amedisys’ Common Stock, subject to certain conditions. These warrants had an estimated value of $344,000. As a result of these transactions, the Company recorded an extraordinary gain of $5.1 million, net of taxes, in the fourth quarter of 2000.

Net Income Per Common Share

Earnings per common share are based on the weighted average number of shares outstanding during the period. There was no difference between basic and diluted weighted average common shares outstanding for the year ended December 31, 2000. The effect of stock options (732,521 common shares for the year ended December 31, 2000) and preferred shares (390,000 preferred shares convertible into 1.3 million common shares

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for the year ended December 31, 2000) were anti-dilutive (see Note 10). The following table sets forth shares used in the computation of basic and diluted net income per common share for the years ended December 31, 2002, 2001, and 2000 (in 000’s, except per share amounts).

	2002	2001	2000
Weighted average number of shares outstanding—for basic net income per share	8,499	5,941	4,336
Effect of dilutive securities:
Stock options	348	737	—
Warrants	160	263	—
Convertible preferred shares	—	1,039	—

Adjusted weighted average shares—for diluted net income per share	9,007	7,980	4,336

Stock-Based Compensation

The Company has two stock option plans, the Amedisys, Inc. 1998 Stock Option Plan and the Amedisys, Inc. Directors Stock Option Plan (“the Plans”) as described in Note 10. The Company accounts for its stock-based compensation in accordance with Accounting Principles Board’s Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” permit the continued use of the intrinsic value-based method prescribed by APB 25, but required additional disclosures, including pro-forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by SFAS 123 had been applied. The following table illustrates the effect on net income per share if the Company had recognized compensation expense for the Plans using the fair-value recognition method in SFAS 123 (in 000’s, except per share amounts):

	2002	2001	2000
Net income available to common stockholders:
As reported	$752	$5,386	$3,770
Add: Stock based employee compensation expense included in reported net income, net of taxes	—	50	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of taxes	(698)	(824)	(756)
Pro forma	$54	$4,612	$3,014
Basic earnings per share:
As reported	$0.09	$0.90	$0.87
Pro forma	$0.01	$0.78	$0.70
Diluted earnings per share:
As reported	$0.08	$0.68	$0.87
Pro forma	$0.01	$0.58	$0.70

Weighted average fair value of grants during the year	$7.89	$5.66	$3.74
Black-Scholes option pricing model assumptions:
Risk free interest rate	4.26-5.80%	4.68-5.49%	5.31-7.03%
Expected life (years)	10	3-9	3-9
Volatility	92.28-115.18%	112.23-117.30%	112.62-130.87%
Expected annual dividend yield	—	—	—

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring

In response to the significant reduction in Medicare reimbursement effective October 1, 2002 (Note 11) and in anticipation of a further reduction scheduled for April 1, 2003, management has initiated major changes in its operations, including termination of employees, abandonment and buyouts of certain leased space in December 2002. As a result of this restructuring plan, 117 employees were terminated. In 2002, the Company recorded $1,640,000 of costs associated with its restructuring plan. These costs were comprised of $1,209,000 for employee severance and $431,000 of costs associated with the abandonment and buyout of existing operating leases which were included in general and administrative expenses for the year ended December 31, 2002. During 2002, $262,000 of termination benefits were paid associated with the termination of 83 employees and charged against the accrued expenses. There were no other changes to the accrued liability. At December 31, 2002, a liability of $1,378,000 remains in other liabilities for the unpaid portion of the benefits and lease cancellation payments and buyouts associated with the restructuring plan.

2.    ACQUISITIONS AND DISPOSITIONS:

Acquisitions:

Each of the following acquisitions was accounted for as a purchase.

Northwest Home Health, Inc.

Effective October 1, 2000, the Company acquired through its wholly-owned subsidiary Amedisys Northwest Home Health, Inc. certain assets and liabilities of Northwest Home Health Agency, Inc. and Georgia Mountains Homecare Services, Inc. (collectively, “Northwest”). The purchase price amounted to the assumption of certain liabilities. In connection with this acquisition, the Company recorded $1,148,000 of goodwill.

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

Seton Home Health Services, Inc.

Effective March 1, 2001, the Company acquired, through its wholly-owned subsidiary Amedisys Home Health, Inc. of Alabama, certain assets and liabilities of Seton Home Health Services, Inc. (“Seton”) from Seton Health Corporation of North Alabama associated with their operations in Mobile and Fairhope, Alabama. In consideration for the acquired assets and liabilities, the Company paid $440,000 cash, which represents a purchase price of $475,000 less the value of accrued vacation obligations. In connection with this acquisition, the Company recorded $448,000 of goodwill.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

HealthCalls Professional Home Health Services

Effective June 11, 2001, the Company acquired from East Cooper Community Hospital, Inc. certain assets and liabilities of HealthCalls Professional Home Health Services. In consideration for the acquired assets and liabilities, the Company paid $750,000 cash. In connection with this acquisition, the Company recorded $726,000 of goodwill.

Christus Spohn Home Health Services

Effective April 1, 2002, the Company, through its wholly-owned subsidiary Amedisys Texas, Ltd., acquired certain assets and liabilities of Christus Spohn Home Health Services from Christus Spohn Health System Corporation (“Christus Spohn”) associated with its operations in Corpus Christi, Texas. Of the $1,875,000 purchase price given in consideration for the acquired assets and liabilities, the Company paid $875,000 cash at closing and executed a promissory note in the amount of $1,000,000 bearing interest at 7% annually and payable over a three-year term in quarterly principal and interest installments of $93,000 beginning July 1, 2002. In connection with this acquisition, the Company recorded $1,893,000 of goodwill in the second quarter of 2002.

Baylor All Saints Medical Center

Effective August 1, 2002, the Company, through its wholly-owned subsidiary Amedisys Texas, Ltd., acquired certain assets and liabilities of Baylor All Saints Medical Center (“Baylor”) and All Care, Inc. associated with their home health care operations in Fort Worth, Texas. In consideration for the acquired assets and liabilities, the Company paid $1,000,000 cash at closing and executed a promissory note in the amount of $200,000 for a total purchase price of $1,200,000. The promissory note, bearing interest at 7% per annum, is payable in quarterly principal payments of $25,000, plus accrued interest, beginning November 2002. In connection with this acquisition, the Company recorded $1,191,000 of goodwill in the third quarter of 2002.

Hospital Authority of Valdosta and Lowndes County, Georgia

Effective October 1, 2002, the Company, through its wholly-owned subsidiary Amedisys Georgia, L.L.C., acquired certain assets and liabilities of Hospital Authority of Valdosta and Lowndes County, Georgia associated with their home health care operations in Valdosta, Georgia. The assets acquired consisted of furniture, fixtures, and equipment; inventory; licenses and permits, to the extent assignable, including the Medicare and Medicaid provider numbers; and goodwill. The liabilities assumed consisted of the obligations accruing on or after October 1, 2002 relating to the assumed contracts and agreements. In consideration for the acquired assets and liabilities, the Company paid $250,000 cash at closing. In connection with this acquisition, the Company recorded $253,000 of goodwill in the fourth quarter of 2002.

Dispositions:

In August 1999, the Company adopted a formal plan to divest of all of its interests in its outpatient surgery and infusion therapy divisions. The Company’s strategic plan was to become a focused home health nursing company. As of December 31, 2001, the Company has completed the divestiture of both its infusion therapy division and ambulatory surgery division. These dispositions have been reported as discontinued operations. A discussion of the sales that have occurred since the adoption of the plan is as follows.

Amedisys Surgery Centers, LC

Effective September 1, 1999, by an Asset Purchase Agreement, the Company sold certain assets, subject to the assumption of certain liabilities, of its wholly-owned subsidiary, Amedisys Surgery Centers, LC (“ASC”), to United Surgical Partners International, Inc. (“USP”). The assets and liabilities sold related to two free-standing outpatient surgery centers operated by ASC, Amedisys Surgery Center of Pasadena and Amedisys Surgery

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Center of South Houston (the “Surgery Centers”). In consideration for the assets of the Surgery Centers, ASC received $11,000,000. The Company recorded a pre-tax gain of $9,417,000 in 1999 as a result of this transaction.

West Texas Ambulatory Surgery Center, LLC

Effective December 1, 1999, ASC, by a Membership Interest Purchase Agreement, sold all of its 67% membership interest in West Texas Ambulatory Surgery Center, LLC to U.S. Orthopedics Texas, LLC. ASC also assigned all of its rights under a certain management agreement to U.S. Orthopedics, Inc. At closing, ASC received $783,333 in cash representing the purchase price for the membership interest and ASC’s share of the assignment of the management agreement. ASC has agreed to a five-year non-compete covenant. The Company recorded a pre-tax gain of $324,000 in 1999 as a result of this transaction.

Park Place Surgery Center, LLC

On April 28, 2000, the Company, Park Place Surgery Center, LLC (“Park Place”), and the remaining Members of Park Place Surgery Center (“Physician Members”) entered into an agreement for the purchase and sale of the Company’s 20% membership interest in Park Place, an outpatient surgery center in Lafayette, Louisiana, to the Physician Members. The purchase price of $3,200,000 cash was paid to the Company at closing. The Company received a final partnership distribution of $165,000 in May 2000. The Company recorded a pre-tax gain of $2,665,000 as a result of this transaction in the quarter ended June 30, 2000.

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

On August 9, 2000, the Company through its wholly-owned subsidiaries, Amedisys Alternate-Site Infusion Therapy Services, Inc. (“AASI”) and PRN, Inc. (“PRN”), sold, by a Bill of Sale and Asset Purchase Agreement, certain assets, subject to the assumption of certain liabilities, of AASI and PRN, to Park Infusion Services, LP. The transaction had an effective date of August 1, 2000. Subject to certain post-closing adjustments, the Company received $1,750,000, calculated using a multiple of EBITDA. The Company recorded a pre-tax gain of $1,114,000 as a result of this transaction in the quarter ended September 30, 2000.

East Houston Surgery Center, LLC

On December 1, 2000, the Company’s wholly-owned subsidiary, ASC, East Houston Physician Surgical Services, Ltd. (“Surgical Services”), and East Houston Surgery Center, Ltd. (“East Houston”) entered into an agreement for the purchase and sale of the Company’s 22.98% membership interest in East Houston, an outpatient surgery center in Houston, Texas, to Surgical Services. The purchase price of $1,650,000 cash was paid to the Company at closing. The Company recorded a pre-tax gain of $1,307,000 as a result of this transaction in the quarter ended December 31, 2000.

Hammond Surgical Care Center, LC

Effective September 7, 2001, the Company, its wholly-owned subsidiary ASC, its 56% owned subsidiary Hammond Surgical Care Center, LC d/b/a St. Luke’s SurgiCenter (“St. Luke’s”), and Surgery Center of Hammond, LLC (“Surgery Center”) entered into an agreement for the purchase and sale of the operations and

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets of St. Luke’s, an outpatient surgery center located in Hammond, Louisiana, to Surgery Center. The sales price of $2,850,000 was paid at closing and distributed in the following manner: $1,066,000 paid directly to debtors of St. Luke’s relating to existing debt obligations, $1,684,000 paid to St. Luke’s, and $100,000 in cash to be released upon the determination of the value of working capital transferred. Subsequent to the sale, St. Luke’s made partnership distributions of $1,693,000 of which the Company received $948,000 and the physician investors received $745,000. The agreement stipulated a required level of working capital, defined as patient accounts receivable less trade accounts payable, of $430,000 to be conveyed at closing. Any amount in excess of $430,000 will be returned to St. Luke’s, and any amount less than $430,000 will be payable by St. Luke’s to Surgery Center. The Company and its affiliates had no material relationship with Surgery Center prior to this transaction. In the accompanying Consolidated Statements of Operations, the Company recorded a pre-tax gain of $1,738,000, offset by minority interest expense of $672,000, resulting in a net pre-tax gain of $1,066,000 in the quarter ended September 30, 2001.

3.    PROPERTY AND EQUIPMENT:

Property and equipment consist of the following as of December 31, 2002 and 2001 (in 000’s):

	2002	2001
Land	$122	$58
Buildings and leasehold improvements	194	214
Equipment, furniture and vehicles	10,448	10,390
Computer software	4,485	4,693

	15,249	15,355
Less: Accumulated depreciation	(6,992)	(5,065)

Total property and equipment	$8,257	$10,290

4.    GOODWILL AND OTHER ASSETS:

Goodwill and other assets include the following as of December 31, 2002 and 2001 (in 000’s):

	2002	2001
Goodwill, net of accumulated amortization of $4,314	$25,581	$22,216
Intangible assets, net of accumulated amortization of 8 and 339 in 2002 and 2001, respectively	42	—
Deposits and other	145	85

Total goodwill and other assets	$25,768	$22,301

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company ceased amortization of goodwill on January 1, 2002 upon the adoption of SFAS 142 (see Note 1). Amortization expense related to goodwill was $1,234,000 and $1,038,000 for the years ended December 31, 2001 and 2000, respectively. The following table reconciles previously reported net income as if the provisions of SFAS No. 142 were in effect in 2001 and 2000 (in 000’s):

	2002	2001	2000
Income (loss) from continuing operations:
As reported	$752	$5,076	$(2,686)
Goodwill amortization, net of taxes	—	765	622

As adjusted	$752	$5,841	$(2,064)

Net income:
As reported	$752	$5,386	$3,770
Goodwill amortization, net of taxes	—	765	622

As adjusted	$752	$6,151	$4,392

Basic earnings per share:
As reported	$0.09	$0.90	$0.87
Goodwill amortization, net of taxes	—	0.13	0.14

As adjusted	$0.09	$1.03	$1.01

Diluted earnings per share:
As reported	$0.08	$0.68	$0.87
Goodwill amortization, net of taxes	—	0.09	0.14

As adjusted	$0.08	$0.77	$1.01

Amortization expense for amortizing intangible assets for the years ended December 31, 2002, 2001, and 2000 was $8,000, $257,000, and $265,000, respectively. Estimated amortization expense is $17,000 in 2003, $17,000 in 2004, and $8,000 in 2005.

The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (in 000’s):

Balance as of January 1, 2002	$22,216
Additions due to acquisitions	3,365

Balance as of December 31, 2002	$25,581

5.    NOTES PAYABLE:

Notes payable as of December 31, 2001 consists primarily of an asset-based line of credit with availability, depending on collateral, of up to $25 million with National Century Financial Enterprises, Inc. (“NCFE”) and borrowings under a revolving bank line of credit of up to $2,500,000. The NCFE $25 million asset-based line of credit was collateralized by eligible accounts receivable of the home health care nursing division. Eligible receivables were defined as receivables, exclusive of workers’ compensation and self-pay, that were aged less than 181 days. The effective interest rate on this line of credit which had an outstanding balance at December 31, 2001 of $8,593,000, was 11.00% for the year ended December 31, 2001. In November 2002, the Company elected to terminate its asset financing facility with NPF VI (see Note 11).

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2001, the revolving bank line of credit of $2,500,000 bore interest at the Bank One Prime Floating Rate, which was 4.75% at December 31, 2001. At December 31, 2001 there was a balance outstanding of $712,000. The bank line of credit which expired September 21, 2002 was collateralized by $2.5 million cash and was not renewed.

6.    LONG-TERM DEBT:

Long-term debt consists primarily of notes payable to banks and other financial institutions that are due in monthly installments through 2005. Long-term debt includes the following as of December 31, 2002 and 2001 (in 000’s):

	2002	2001
Long-term debt payable to NPF—interest was at a fixed rate of 10.50 % until June 2002 and variable thereafter. (7.50% at December 31, 2002)	$5,882	$8,861
Long-term debt—interest ranging from 5.5-9.00%	2,495	2,085

	8,377	10,946
Less current portion	(3,903)	(5,355)

Long-term debt	$4,474	$5,591

These borrowings are secured by furniture, fixtures, and computer equipment. Maturities of debt as of December 31, 2002 are as follows (in 000’s):

Year Ended
December 31, 2003	$3,903
December 31, 2004	3,029
December 31, 2005	1,445

The fair value of long-term debt, estimated based on the Company’s current borrowing rate of 8.26% and 11.0%, at December 31, 2002 and 2001, respectively, was approximately $ 8.0 million and $10.7 million at December 31, 2002 and 2001, respectively.

7.    CAPITAL LEASES:

The Company acquired certain equipment under capital leases for which the related liabilities have been recorded at the present value of future minimum lease payments due under the leases. The present minimum lease payments under the capital leases and the net present value of future minimum lease payments at December 31, 2002 are as follows (in 000’s):

Year Ended
December 31, 2003	$2,629
December 31, 2004	1,150
December 31, 2005	59
December 31, 2006	15
December 31, 2007	13

Total future minimum lease payments	3,694
Amount representing interest	(348)

Present value of future minimum lease payments	3,518
Less current portion	(2,476)

Obligations under capital leases	$1,042

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    INCOME TAXES:

The Company files a consolidated federal income tax return that includes all subsidiaries. State income tax returns are filed individually by the subsidiaries in accordance with state statutes.

The Company utilizes the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The total provision for income taxes consists of the following for the years ended December 31, 2002, 2001 and 2000 (in 000’s):

	2002	2001	2000
Current portion	$(100)	$410	$200
Deferred portion	(3,185)	—	—

	$(3,285)	$410	$200

Total income tax expense (benefit) is included in the following financial statement captions for the years ended December 31, 2002, 2001 and 2000 (in 000’s):

	2002	2001	2000
Continuing operations	$(3,285)	$220	$(1,647)
Discontinued operations:
Gain on disposition of discontinued operations	—	190	402
Extraordinary item	—	—	1,445

	$(3,285)	$410	$200

Net deferred tax assets consist of the following components as of December 31, 2002 and 2001 (in 000’s):

	2002	2001
Deferred tax assets:
NOL carryforward	$3,101	$1,066
Allowance for doubtful accounts	691	847
Property and equipment	—	371
Self-insurance reserves	304	618
Deferred revenue	1,634	—
Losses of consolidated subsidiaries not consolidated for tax purposes, expiring beginning in 2010	140	144
Expenses not currently deductible for tax purposes	670	606
Other	566	100
Deferred tax liabilities:
Amortization of intangible assets	(2,069)	(1,165)
Property and equipment	(1,523)	—

Net deferred tax assets	3,514	2,587
Less: Valuation allowance	—	(2,587)

	$3,514	$—

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total tax expense (benefit) on income before taxes resulted in effective tax rates that differed from the federal statutory income tax rate. A reconciliation of these rates is as follows for 2002, 2001 and 2000:

	2002	2001	2000
Income taxes computed on federal statutory rate	35%	35%	38%
State income taxes and other	8	8	3
Valuation allowance	94	(36)	(39)
Nondeductible expenses and other	(11)	–	1

Total	126%	7%	3%

As of December 31, 2001, the Company had a recorded valuation allowance of $2,587,000. Management of the Company determined, based on first quarter 2002 operating results and projections for fiscal year 2002, that it was more likely than not that the Company would be able to use all of the previously unrecognized tax benefits. Accordingly the Company eliminated all of the valuation allowance in 2002.

9.    RELATED PARTY TRANSACTIONS:

Notes Receivable

Notes receivable from related parties at December 31, 2001 of $13,000 consists of payments made to an executive officer in accordance with a loan agreement. Upon termination of the officer’s employment this note was reclassified from related party transactions into notes receivable. The loan agreement, which bears interest at 6% annually, provides for monthly payments beginning October 1, 2001 and ending July 1, 2003.

Other

The Company paid consulting fees of $60,000, $75,000, and $63,000 to an Amedisys stockholder for the years ended December 31, 2002, 2001 and 2000, respectively. The company paid The Printing Department, owned by the father-in-law of an officer of the Company until May 2002, $609,000, $465,000, and $278,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The Printing Department prints forms and other materials used in daily operations. The Company paid a law firm of which a former officer of the Company is a partner, $62,000 for the year ended December 31, 2002. The Company paid Alphagraphics, owned by the wife of an officer of the Company until June 2002, $34,000 and $115,000 for the years ended December 31, 2002 and 2001, respectively. Alphagraphics provides printing and recruitment mail-out services. The Company believes the fees paid for these goods and services approximated fair market value.

10.    CAPITAL STOCK:

Private Placement

On April 26, 2002, the Company completed a private placement of 1,460,000 shares of Common Stock with private investors at a price of $6.94 per share. This placement provided net proceeds to the Company of approximately $9.4 million. The Company engaged Belle Haven Investments, L.P. (“BHI”) and Sanders Morris Harris (“Sanders”) as placement agents for this transaction pursuant to which BHI received $544,300 in cash and BHI and its principals received warrants to purchase up to 64,500 shares of common stock exercisable at $8.12 per share and Sanders received $15,615 in cash and warrants to purchase up to 4,500 shares of common stock exercisable at $8.12 per share.

Preferred Stock

In December 1997, the Company completed a private placement of 400,000 shares of $.001 par value convertible preferred stock pursuant to Regulation D of the Securities Act of 1933 at $10 per share for gross

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

proceeds of $4 million. Under the original placement agreement, these shares were initially convertible into 864,865 shares of common stock which is equivalent to $4.625 per share. On March 3, 1998, the Company completed a secondary phase of its private placement of preferred stock and issued an additional 350,000 shares for gross proceeds of $3.5 million. These shares were initially convertible into 756,757 shares of common stock which is equivalent to $4.625 per share. Warrants to purchase 52,500 shares of preferred stock at $10 per share, convertible into 113,514 shares of common stock, were issued to the placement agent, Hudson Capital Partners, L.P., in connection with the offering. Effective February 16, 1999, the Company amended the conversion terms through Preferred Stock Conversion Agreements. The conversion rate was reduced to $3.00 per common share in exchange for an agreement by these shareholders not to sell, transfer or otherwise dispose of any Company securities until December 31, 1999. Under this conversion agreement, the 750,000 preferred shares were convertible into 2,500,000 common shares. During 2000, eight preferred shareholders converted a total of 360,000 preferred shares into 1,200,000 common shares. During 2001, the remaining preferred shareholders converted 390,000 preferred shares into 1,300,000 common shares. As of December 31, 2002 and 2001, the Company had no outstanding preferred stock.

Stock Options and Warrants

The Company’s Statutory Stock Option Plan (“the Plan”) provides incentive stock options to key employees. The Plan is administered by a Compensation Committee (appointed by the Board of Directors) which determines, within the provisions of the Plan, those eligible employees to whom, and the times at which, options shall be granted. Each option granted under the Plan is to be convertible into one share of common stock, unless adjusted in accordance with the provisions of the Plan. Options may be granted for a number of shares not to exceed, in the aggregate, 1,425,000 shares of common stock at an option price per share of no less than the greater of (a) 100% of the fair market value of a share of common stock on the date the option is granted or (b) the aggregate par value of the shares of common stock on the date the option is granted. If the option is granted to any owner of 10% or more of the total combined voting power of the Company and its subsidiaries, the option price is to be at least 110% of the fair market value of a share of common stock on the date the option is granted. Each option vests ratably over a two to three year period, with the exception of those issued under contractual arrangements that specify otherwise, and may be exercised during a period as determined by the Compensation Committee, not to exceed ten years from the date such option is granted. The aggregate fair market value of common stock subject to an option granted to a participant by the Compensation Committee in any calendar year shall not exceed $100,000.

The Company’s Directors’ Stock Option Plan (“the Directors’ Plan”) provides stock options to directors. The Directors’ Plan is administered by the Board of Directors in accordance with the provisions of the Directors’ Plan. Each option granted under the Directors’ Plan is to be convertible into one share of common stock, unless adjusted in accordance with the provisions of the Directors’ Plan. Options may be granted for a number of shares not to exceed, in the aggregate, 250,000 shares of common stock. The option price is to be the fair market value, which is the closing price of a share of common stock on the last preceding business day prior to the date as to which fair market value is being determined, or on the next preceding business day on which such common stock is traded, if no shares of common stock were traded on such date. Each option vests ratably over an eighteen month to three year period and may be exercised during a period not to exceed ten years from the date such option is granted.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock options as of December 31, 2002, 2001 and 2000 and changes during each of the years then ended is as follows:

	2002		2001		2000
	Shares	Wgtd, Ave. Exer. Price	Shares	Wgtd. Avg. Exer. Price	Shares	Wgtd. Avg. Exer. Price
Outstanding at beginning of year	919,033	$4.25	846,271	$3.72	897,771	$3.84
Granted	179,000	8.56	238,960	5.68	105,000	4.05
Exercised	(142,670)	3.65	(127,612)	3.28	—	—
Cancelled, forfeited or expired	(54,670)	5.63	(38,586)	3.86	(156,500)	4.09

Outstanding at end of year	900,693	$5.12	919,033	$4.25	846,271	$3.72

Exercisable at end of year	756,943	$4.42	756,353	$3.96	732,521	$3.68

Weighted average fair value of options granted during the year		$7.89		$5.66		$3.74

Of the 143,750 options outstanding but not exercisable at December 31, 2002, 77,080 become exercisable in 2003, 38,333 in 2004 and 28,337 in 2005.

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At 12/31/02	Wgtd. Avg. Remaining Contractual Life	Wgtd. Avg. Exercise Price	Number Exercisable at 12/31/02	Wgtd. Avg. Exercise Price
$3.00-$9.95	900,693	6.61	$5.12	756,943	$4.36

At December 31, 2002, the Company had the following warrants outstanding:

Warrants Outstanding	Price
175,000	$3.00
15,000	4.00
100,000	5.00
4,000	6.25
30,720	6.93
69,000	8.12

393,720

Amedisys Specialized Medical Services, Inc. (ASM) Employee Stock Ownership Plan

ASM, a wholly-owned subsidiary, developed an Employee Stock Ownership Plan (“ESOP”) effective January 1, 1997 to enable participating employees of ASM to share in the ownership of ASM. Under the ESOP, the Company may make annual contributions to a trust for the benefit of eligible employees, in the form of either cash or common stock of ASM. The amount of the annual contribution is discretionary. In 2002, this plan was closed and balances were remitted to participants of the plan. No contributions were made for the years ended December 31, 2002, 2001, and 2000.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

The Company has a plan whereby eligible employees may purchase the Company’s common stock at 85% of the lower of the market price at the time of grant or the time of purchase. There are 1,000,000 shares reserved for this plan. At December 31, 2002, there were 335,221 shares available for future offerings.

Employee Stock Purchase Plan Period	Shares Issued	Price
August 1, 1998 to December 31, 1998	6,879	$2.44
January 1, 1999 to June 30, 1999	30,822	1.70
July 1, 1999 to December 31, 1999	53,524	1.69
January 1, 2000 to June 30, 2000	70,899	1.17
July 1, 2000 to September 30, 2000	192,671	2.50
October 1, 2000 to December 31, 2000	43,198	3.61
January 1, 2001 to March 31, 2001	41,024	3.69
April 1, 2001 to June 30, 2001	31,394	5.10
July 1, 2001 to September 30, 2001	41,047	5.10
October 1, 2001 to December 31, 2001	36,017	5.02
January 1, 2002 to March 31, 2002	31,406	5.95
April 1, 2002 to June 30, 2002	23,575	6.92
July 1, 2002 to September 30, 2002	29,968	6.14
October 1, 2002 to December 31, 2002	32,355	5.13

	664,779

11.    COMMITMENTS AND CONTINGENCIES:

Legal Proceedings

From time to time, the Company and its subsidiaries are defendants in lawsuits arising in the ordinary course of the Company’s business. Based on current knowledge, management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial condition or results of operations.

Alliance Home Health, Inc. (“Alliance”), a wholly-owned subsidiary of the Company (which was acquired in 1998 and ceased operations in 1999), filed for Chapter 7 Federal bankruptcy protection with the United States Bankruptcy Court in the Northern District of Oklahoma on September 29, 2000. A trustee was appointed for Alliance in 2001. The accompanying consolidated financial statements continue to include the net liabilities of Alliance of $4.2 million until the contingencies associated with the liabilities are resolved.

On August 23 and October 4, 2001, two suits were filed against the Company and three of its executive officers in the United States District Court for the Middle District of Louisiana by individuals purportedly as class actions on behalf of all purchasers of Amedisys stock between November 15, 2000 and June 13, 2001. The suits, which have now been consolidated, seek damages based on the decline in Amedisys’ stock price following an announced restatement of earnings for the fourth quarter of 2000 and first quarter of 2001, claiming that the defendants knew or were reckless in not knowing the facts giving rise to the restatement. The Company intends to seek dismissal of these claims and, if they are not dismissed, to vigorously defend them.

In 1999, the Company discovered questionable conduct involving the former owner of one of its smaller agencies. This conduct occurred between 1994 and 1997. The Company conducted an initial audit (using an

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

independent auditor) and voluntarily disclosed the irregularities to the Department of Health and Human Services’ Office of the Inspector General (“OIG”). Since that time, the government has been examining the disclosed activities and during the second quarter of 2002 a further audit of relevant claims was initiated at the request of the government, which was completed during the third quarter of 2002. In February, 2003, the OIG offered a settlement that includes certain penalties not anticipated by the Company, as the Company self reported the matter. While the Company believes that the penalties would be abated through the legal process, the legal costs and time devoted could exceed the benefits of this effort. Consequently, the Company accrued an additional $300,000 in the fourth quarter of 2002 for this matter. Management believes the Company has adequately reserved for the estimated liability associated therewith; but no assurances can be provided that the ultimate resolution will not be materially different than the current estimate.

The Company has approximately $7.1 million in funds held by NPF VI and/or the Trustee for NPF VI bondholders, JP Morgan Chase, which have not been released to the Company. NPF VI has filed for Chapter 11 bankruptcy. The Company has instituted legal action against JP Morgan Chase, and others, in order to recover these funds and recorded a reserve of approximately $7.1 million and associated legal costs of $250,000 related to these funds at December 31, 2002, which is included as provision for uncollectible receivable in the accompanying consolidated statements of operations.

Medicare Reimbursement Reductions

The Company derived 88%, 88%, and 90% of its revenues from continuing operations from the Medicare system for the years ended December 31, 2002, 2001, and 2000, respectively.

From October 1, 1998 to October 1, 2000, Medicare-reimbursed home health agencies’ cost limits were determined as the lesser of (i) their actual costs, (ii) per visit cost limits based on 105% of national median costs of freestanding home health agencies, or (iii) a per beneficiary limit determined for each specific agency based on whether the agency was an “old” or “new” provider.

In December 2000, Congress passed the Benefits Improvement and Protection Act (“BIPA”), which provided additional funding to healthcare providers. BIPA provided for the following: (i) a one-year delay in applying the budgeted 15% reduction on payment limits, subsequently extended to September 30, 2002 (ii) the restoration of a full home health market basket update for episodes of care ending on or after April 1, 2001, and before October 1, 2001, resulting in an increase to revenues of 2.2%, (iii) a 10% increase, beginning April 1, 2001 and extending for a period of twenty four months, for home health services provided in a rural area, and (iv) a one-time advance equal to two months of periodic interim payments (“PIP”).

The scheduled reduction was implemented effective October 1, 2002 for all episodes of care ended on or after October 1, 2002 and reflected an actual decrease of 7%, offset by an inflationary update of 2.1%, resulting in a net decrease to reimbursement of approximately 5.05%. In the quarter ended September 30, 2002, the Company reflected a decrease to Medicare revenues of approximately $422,000 for patients with 60-day episodes that were completed past October 1, 2002. In the quarter ended December 31, 2002, the Company reflected a decrease to Medicare revenues of approximately $1,525,000 as a result of this reimbursement reduction.

In addition to the reduction effective October 1, 2002, the provision in BIPA whereby home health providers received a 10% increase in reimbursement that began April, 2001 for serving patients in rural areas is scheduled to expire March 31, 2003. Patients in rural areas account for approximately 30% of the Company’s patient population.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Since October 2000, the Company has been paid by Medicare based on episodes of care. An episode of care is defined as a length of care up to sixty days with multiple continuous episodes allowed. A base episode payment is established by the Medicare Program through federal legislation for all episodes of care ended on or after the applicable time periods detailed below:

Period	Base episode payment
Beginning October 1, 2000 through March 31, 2001	$2,115 per episode
April 1, 2001 through September 30, 2001	$2,264 per episode
October 1, 2001 through September 30, 2002	$2,274 per episode
October 1, 2002 through September 30, 2003	$2,159 per episode

The base episode payment is adjusted by a number of factors including, but not limited to, the following: a case mix adjuster consisting of eighty (80) home health resource groups (“HHRG”), the applicable geographic wage index, low utilization, intervening events and other factors. As a result, the actual payment to the Company is different from the base episode payments listed above, but generally a decrease in base episode payment will result in a decrease in actual episode payments. The episode payment will be made to providers regardless of the cost to provide care. The services covered by the episode payment include all disciplines of care, in addition to medical supplies, within the scope of the home health benefit.

With respect to Medicare reimbursement changes, the applicability of the reimbursement change is dependent upon the completion date of the episode; therefore, changes in reimbursement, both positive and negative, will impact the financial results of the Company up to sixty days in advance of the effective date.

Revenue is recognized as services are provided based on the number of patient visits performed during the reporting period and a historical weighted average revenue per visit (“Rate”). This Rate is based on the historical average final episode payment divided by the historical average number of visits per episode. Episodes in progress at the end of the reporting period are reviewed on a percentage of completion basis using the historical average total number of visits per episode. The Company further refined its Medicare revenue recognition process during the year ended December 31, 2002 through an analysis of all episodes completed from October 1, 2000 through December 31, 2002 with respect to the historical average calculations referred to above. The Company intends to continue this analysis on an ongoing basis.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

While no material regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time.

The Health Insurance Portability and Accountability Act (“HIPAA”) was enacted August 21, 1996 to assure health insurance portability, reduce health care fraud and abuse, guarantee security and privacy of health information and enforce standards for health information. Organizations are required to be in compliance with certain HIPAA provisions relating to security and privacy beginning April 14, 2003, and the Company believes it will meet this requirement. Organizations are subject to significant fines and penalties if found not to be compliant with the provisions outlined in the regulations. Management is in the process of implementing these regulations, enhancing systems’ security, and training all personnel as required for HIPAA compliance.

Pursuant to the provisions of HIPAA, covered health care providers were required to comply with the statute’s electronic Health Care Transactions and Code Sets Requirements by October 16, 2002, or secure automatic one-year extensions to the deadline. Prior to the regulatory deadline, the Company and its subsidiaries secured the automatic one year extensions in accordance with the directives of CMS. The extensions afford the Company and its subsidiaries until October 16, 2003 to attain compliance with these regulatory requirements. The Company believes it will meet this requirement.

Leases

The Company and its subsidiaries have leased office space at various locations under non-cancelable agreements which expire between January 31, 2003 and November 30, 2007, and require various minimum annual rentals. Total minimum rental commitments at December 31, 2002 are due as follows (in 000’s):

Year ended
December 31, 2003	$2,897
December 31, 2004	1,502
December 31, 2005	897
December 31, 2006	297
December 31, 2007	114

Rent expense for all non-cancelable operating leases was $3,712,000, $3,729,000, and $4,040,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

Guarantees

At December 31, 2002, the Company has issued guarantees aggregating $769,000 related to office leases of subsidiaries. Approximately $158,000 of this amount is related to guarantees on locations that have been sold which the Company has the right to recover amounts under the sale agreement from the buyer, if payments are requested. The Company has not received any requests to make payments under these guarantees. Approximately $89,000 is related to locations which have been closed and the landlords have obtained judgements against the Company for unpaid rent. The Company has reserved substantially all of these amounts in Legal Settlements at December 31, 2002.

Management and License Agreement

The Company and CareSouth Home Health Services, Inc. (“CareSouth”), an affiliate of CPII Acquisition Corp., had agreements under which CareSouth agreed to provide payroll processing, billing services, collection

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

services, cost reporting services and software maintenance and support for the Company’s home health agencies with a consolidated fee structure. Under the consolidated fee structure, fees are collected for services provided on a per visit basis, which may be adjusted depending on the cumulative number of annual visits. Effective September 1, 1999, the management agreement was amended to exclude cost reporting services and software maintenance and support for a corresponding decrease in professional fees. The Company paid CareSouth $475,000 per month through September, 2001 under this amended agreement. Effective October 1, 2001, the Company terminated the management agreement. In connection with this termination, the Company entered into a Software License Agreement (“License Agreement”) with CareSouth for the use of a home health care billing and collections software system. The License Agreement, which expires May 1, 2004, provided for a $2,000,000 cash payment at signing, monthly payments beginning October 1, 2001 of $178,226 through May, 2004, and a $1,000,000 cash payment due on or before February 28, 2002. At the expiration of the License Agreement, the Company has the option to acquire the software system for $1.00, and consequently, the Company has accounted for this lease as a capital lease obligation.

Self-Funded Insurance Plans

The Company was self-insured for workers’ compensation in the state of Louisiana up to certain policy limits for several years. In connection with the self-insurance plan and as required by the State of Louisiana, the Company provided a $175,000 letter of credit in favor of the Louisiana Department of Labor, which expires February, 2003. In January 1999, the Company changed from a self-insured workers’ compensation plan to a fully insured, guaranteed cost plan. In 2000 the Company was insured under a fully insured worker’s compensation insurance policy that contained a provision for retroactive return of certain premiums based on favorable claims activity. The claims related to this policy have developed unfavorably, resulting in an additional $275,000 of worker’s compensation expense during 2002, related to the 2000 plan year. In January 2003, the Company reverted to a loss sensitive workers compensation plan, with coverage for claims exceeding $250,000 per incident.

The Company had a letter of credit with Bank One for $825,000 at December 31, 2002, secured in full by cash relating to its workers’ compensation plan for the plan year December 31, 2000 through December 30, 2001. In February 2003, the letter of credit was reduced to $550,000.

The Company is self-insured for health claims up to certain policy limits. Claims in excess of $100,000 per incident are insured by third party reinsurers. The Company has accrued a liability of approximately $1,308,000 and $905,000 at December 31, 2002 and 2001, respectively, for both outstanding and incurred but not reported claims based on historical experience.

Employment Contracts

The Company has commitments related to employment contracts with a number of its senior executives. Such contracts generally commit the Company to pay bonuses upon the attainment of certain operating goals and severance benefits under certain circumstances.

Other

The Company is subject to various other types of claims and disputes arising in the course of its business. While the resolution of such issues is not presently determinable with certainty, management believes that the ultimate resolution of such matters will not have a significant effect on the Company’s financial position or results of operations.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    401(k) BENEFIT PLAN:

The Company adopted a plan qualified under Section 401(k) of the Internal Revenue Code for all employees who have reached 21 years of age and have at least 90 days of service. Under the plan, eligible employees may elect to defer a portion of their compensation, subject to Internal Revenue Service limits. The Company may make matching contributions equal to a discretionary percentage of the employee’s salary deductions. Such contributions were made in the form of common stock of the Company, valued based upon the fair market value of the stock as of December 31 of the applicable year. A matching contribution of $891,000 was made in 2001 for 2000. During 2001, the Company accelerated the matching frequency from an annual basis to a quarterly basis. The Company contributed approximately $305,000 during 2001 and contributed $925,000 for 2001 matching contributions during 2002. During 2002, the Company contributed approximately $1,010,000 for 2002 matching contributions and plans to contribute approximately $343,000 for 2002 matching contributions in 2003.

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

At December 31, 2002 the Company estimates an aggregate payable to Medicare of $12.8 million, of which $8.9 million is reflected in current liabilities in the accompanying balance sheets, and $3.9 million is reflected in long-term Medicare liabilities. These amounts were $14.2 million, $13.2 million and $1.0 million, respectively as of December 31, 2001.

For the cost report year ended December 31, 2000, the Company has estimated aggregate overpayments of $8.6 million as of December 31, 2002. Of this amount, $6.3 million is attributable to aggregate overpayments, $5.9 million of which was related to a provision in BIPA whereby the Company was eligible to receive a one-time payment equal to two months of periodic interim payments. These amounts are currently being repaid to Medicare in thirty-six (36) equal monthly installments pursuant to agreements reached with CMS during 2002. These agreements, which include interest at 12.625%, may be prepaid at any time without penalty, are unsecured and contain no financial covenants. However, should the Company fail to pay an installment on the due date, CMS is entitled to withhold the full amount of principal due under the relevant agreement from any amounts otherwise due to the Company.

The balance of the amount due in respect of the cost report year ended December 31, 2000, $2.3 million, which is reflected in current liabilities in the accompanying consolidated balance sheets, reflects the Company’s estimate of amounts likely to be assessed by CMS when Medicare audits of the various subsidiaries are complete, expected to be during 2003.

For the cost report years ended 1999 and prior, the Company has an estimated net payable of $4.2 million, all of which is reflected in current liabilities in the accompanying consolidated balance sheets. Of the $4.2 million, $3.1 million is related to a bankrupt subsidiary (see Note 11), and the balance of $1.1 million is primarily attributable to an additional amount of $1.0 million reserved during the fourth quarter of 2002. This amount was reserved as a result of the fiscal intermediary notifying the Company that it had reopened previously settled cost reports for the fiscal year ended December 31, 1997.

The fiscal intermediary, acting on behalf of CMS, has not yet issued finalized cost reports for the fiscal years ended December 31, 1999 and 2000, and is entitled to reopen settled cost reports for up to three years after issuing final assessments.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    UNAUDITED SUMMARIZED QUARTERLY FINANCIAL INFORMATION:

The following is a summary of the unaudited quarterly results of operations (in 000’s, except per share data):

	Revenues	Income (Loss) before Discontinued Operations and Extraordinary Item	Net Income (Loss)	Net Income (Loss) per Share
				Basic	Diluted
2002:
1st Quarter	$31,850	$4,002	$4,002	0.55	0.52
2nd Quarter	32,854	1,660	1,660	0.19	0.18
3rd Quarter	33,066	1,219	1,219	0.13	0.13
4th Quarter	31,654	(6,129)	(6,129)	(0.67)	(0.67)

	129,424	752	752	0.09	0.08

2001:
1st Quarter	$22,171	$(409)	$(616)	(0.11)	(0.11)
2nd Quarter	27,198	1,180	1,258	0.22	0.16
3rd Quarter	29,672	1,979	2,579	0.44	0.33
4th Quarter	31,133	2,326	2,165	0.33	0.26

	110,174	5,076	5,386	0.90	0.68

Because of the method used in calculating per share data, the quarterly per share data will not necessarily total to the per share data as computed for the year.