Form 10-Q
period 2003-03-31
AMEDISYS INC
filed 2003-05-15
CIK 896262

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

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

(225) 292-2031

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    ☑     No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐     No    ☑

Number of shares of Common Stock outstanding as of May 8, 2003: 9,456,382 shares

PART I.

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2003 and December 31, 2002

(Dollar amounts in 000’s)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS:
CURRENT ASSETS:

Cash and cash equivalents	$8,341	$4,861
Patient accounts receivable, net of allowance for doubtful accounts of $2,309 in March 2003 and $1,865 in December 2002	10,227	13,467
Prepaid expenses	1,929	1,600
Deferred income taxes	2,080	1,803
Inventory and other current assets	1,092	857

Total current assets	23,669	22,588

Property and equipment, net	7,815	8,257
Deferred income taxes	774	1,711
Other assets, net	25,748	25,768

Total assets	$58,006	$58,324

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable	$1,776	$2,495
Accrued expenses:
Payroll and payroll taxes	6,437	6,504
Insurance	2,112	2,171
Income taxes	458	297
Legal settlements	2,181	1,887
Other	2,435	2,439
Current portion of long-term debt	3,970	3,903
Current portion of obligations under capital leases	2,561	2,476
Current portion of Medicare liabilities	8,617	8,948

Total current liabilities	30,547	31,120

Long-term debt	3,674	4,474
Obligations under capital leases	534	1,042
Long-term Medicare liabilities	3,328	3,898
Other long-term liabilities	826	827

Total liabilities	38,909	41,361

STOCKHOLDER’S EQUITY:

Preferred stock, .001 par value, 5,000,000 shares authorized; none outstanding	—	—
Common stock .001 par value, 30,000,000 shares authorized; (9,411,725 and 9,167,976 shares issued at March 31, 2003 and December 31, 2002, respectively)	9	9
Additional paid-in capital	30,424	29,439
Treasury stock at cost (4,167 shares of common stock held at March 31, 2003 and December 31, 2002)	(25)	(25)
Retained earnings (deficit)	(11,311)	(12,460)

Total stockholder’s equity	19,097	16,963

Total liabilities and stockholder’s equity	$58,006	$58,324

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2003 and 2002

(Unaudited, Dollar amounts in 000’s, except per share data)

	Three months ended
	March 31, 2003	March 31, 2002
Net service revenue	$31,132	$31,850
Cost of service revenue	12,909	13,869

Gross margin	18,223	17,981

General and administrative expenses:
Salaries and benefits	9,861	9,431
Other	6,178	5,557

Total general and administrative expenses	16,039	14,988

Operating income	2,184	2,993

Other income and expense:
Interest income	17	18
Interest expense	(360)	(578)
Other income, net	10	131

Total other expense, net	(333)	(429)

Income before income taxes	1,851	2,564

Income tax expense (benefit)	702	(1,438)

Net income	$1,149	$4,002

Basic weighted average common shares outstanding	9,327,000	7,241,000

Basic net income per common share	$0.12	$0.55

Diluted weighted average common shares outstanding	9,501,000	7,768,000

Diluted net income per common share	$0.12	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2003 and 2002

(Unaudited, Dollar amounts in 000’s)

	Three months ended
	March 31, 2003	March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,149	$4,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	740	773
Provision for bad debts	494	679
Deferred income taxes	660	(1,519)
Tax benefit from stock option exercises	9	—
Changes in assets and liabilities:
Decrease in accounts receivable	2,746	4,489
(Increase) in inventory and other current assets	(564)	(1,242)
Decrease (increase) in other assets	20	(51)
(Decrease) in accounts payable	(719)	(59)
Increase (decrease) in accrued expenses	848	(294)

Net cash provided by operating activities	5,383	6,778

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(298)	(308)

Net cash used in investing activities	(298)	(308)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) on line of credit agreements	—	(5,656)
Proceeds from issuance of notes payable and capital leases	544	441
Payments on notes payable and capital leases	(1,700)	(2,023)
(Decrease) in Medicare liabilities	(902)	(410)
(Decrease) in long-term liabilities	—	(48)
Proceeds from issuance of stock upon exercise of stock options and warrants	453	45

Net cash used in financing activities	(1,605)	(7,651)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,480	(1,181)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,861	3,515

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,341	$2,334

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for (refund from):
Interest	$340	$505

Income taxes	$(151)	$143

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.    Organization

Amedisys, Inc. (“Amedisys” or “the Company”) is a multi-state provider of home health care nursing services. At March 31, 2003, the Company operated sixty-four home care nursing offices and two corporate offices in the southern and southeastern United States.

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2003, the results of operations for the three months ended March 31, 2003 and 2002, and cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the interim periods are not necessarily indicative of results of operations for the entire year. These interim consolidated financial statements should be read in conjunction with the Company’s annual financial statements and related notes in the Company’s Form 10-K.

2.    Revenue Recognition

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

With respect to Medicare reimbursement changes, the applicability of the reimbursement change is dependent upon the completion date of the episode; therefore, changes in reimbursement, both positive and negative, will impact the financial results of the Company up to sixty days in advance of the effective date (see Note 4).

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

Revenue is recognized as services are provided based on the number of patient visits performed during the reporting period and historical weighted average revenue per visit (“Rate”). This Rate is based on the historical average final episode payment divided by the historical average number of visits per episode. Episodes in progress at the end of the reporting period are reviewed on a percentage of completion basis using the historical average total number of visits per episode. The Company further refined its Medicare revenue recognition process during the year ended December 31, 2002 through an analysis of all episodes completed from October 1, 2000 through December 31, 2002 with respect to the historical average calculations referred to above. No material modifications resulted from this process. The Company has continued this analysis through March 31, 2003 and intends to continue this analysis on an ongoing basis.

3.    Earnings Per Share

Earnings per common share are based on the weighted average number of shares outstanding during the period. The following table sets forth the computation of basic and diluted net income per common share for the three month periods ended March 31, 2003 and 2002 (in 000’s, except per share amounts):

	Three months ended March 31,
	2003	2002
Basic Net Income per Share:
Net Income	$1,149	$4,002

Weighted Average Number of Shares Outstanding	9,327	7,241

Net Income per Common Share—Basic	$0.12	$0.55

Diluted Net Income per Share:
Net Income	$1,149	$4,002

Weighted Average Number of Shares Outstanding	9,327	7,241

Effect of Dilutive Securities:
Stock Options	153	391
Warrants	21	136

Average Shares—Diluted	9,501	7,768

Net Income per Common Share—Diluted	$0.12	$0.52

4.    Medicare Reimbursement Reductions

The Company derived 90% and 89% of its net service revenue from the Medicare Program for the three months ended March 31, 2003, and 2002, respectively.

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

In addition to the reduction effective October 1, 2002, the provision in BIPA whereby home health providers received a 10% increase in reimbursement that began April, 2001 for serving patients in rural areas expired on March 31, 2003. Patients in rural areas account for approximately 30% of the Company’s patient population. In the quarter ended March 31, 2003, the Company reflected a decrease to Medicare revenues of approximately $200,000 for patients in rural areas with 60-day episodes that were completed on or after April 1, 2003, and expects that the impact on the quarter ended June 30, 2003, and in subsequent quarters, will be approximately $900,000.

If the payment reductions are not alleviated through federal legislation, the Company could reflect a future decrease to service revenues that could be material unless the Company is able to mitigate this with increased patient admissions and/or increased episodes per patient.

Legislation currently in effect would provide an increase in episode payments to cover inflationary changes each October 1, although there is no guarantee that Congress will not alter this payment mechanism either this year, or in subsequent years.

With respect to Medicare reimbursement changes, the applicability of the reimbursement change is dependent upon the completion date of the episode; therefore, changes in reimbursement, both positive and negative, will impact the financial results of the Company up to sixty days in advance of the effective date.

5.    Acquisitions

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

6.    Long-Term Debt

Long-term debt consists primarily of notes payable to banks and other financial institutions that are due in monthly installments through 2005. Long-term debt includes the following as of March 31, 2003 and December 31, 2002 (in 000’s):

	March 31, 2003	December 31, 2002
Long-term debt payable to NPF—interest, at a variable rate, was 7.50% at March 31, 2003 and December 31, 2002	$5,183	$5,882
Long-term debt—interest ranging from 5.50-8.00%	2,461	2,495

	7,644	8,377
Less current portion	(3,970)	(3,903)

Long-term debt	$3,674	$4,474

These borrowings are secured by furniture, fixtures, and computer equipment. Maturities of debt as of March 31, 2003 are as follows (in 000’s):

12 months ended
March 31, 2004	$3,970
March 31, 2005	2,953
March 31, 2006	721

7.    Capital Leases

The Company acquired certain equipment under capital leases for which the related liabilities have been recorded at the present value of future minimum lease payments due under the leases. The present minimum lease payments under the capital leases and the net present value of future minimum lease payments at March 31, 2003 are as follows (in 000’s):

12 months ended
March 31, 2004	$2,688
March 31, 2005	427
March 31, 2006	102
March 31, 2007	15
March 31, 2008	9

Total future minimum lease payments	3,241
Amount representing interest	(146)

Present value of future minimum lease payments	3,095
Less current portion	(2,561)

Obligations under capital leases	$534

8.    Amounts Due To Medicare

Prior to the implementation of PPS on October 1, 2000, the Company recorded Medicare revenues at the lower of actual costs, the per visit cost limit, or a per beneficiary cost limit on an individual provider basis. Under the previous Medicare cost-based reimbursement system, ultimate reimbursement under the Medicare program was determined upon review of the annual cost reports.

At March 31, 2003 the Company estimates an aggregate payable to Medicare of $11.9 million, of which $8.6 million is reflected in current liabilities in the accompanying balance sheets, and $3.3 million is reflected in long-term Medicare liabilities. These amounts were $12.8 million, $8.9 million and $3.9 million, respectively as of December 31, 2002.

For the cost report year ended December 31, 2000, the Company has estimated aggregate overpayments of $7.8 million as of March 31, 2003. Of this amount, $5.5 million is attributable to aggregate overpayments, $5.1 million of which was related to a provision in BIPA whereby the Company was eligible to receive a one-time payment equal to two months of periodic interim payments. These amounts are currently being repaid to Medicare in either thirty-six (36), forty-eight (48), or sixty (60) equal monthly installments pursuant to agreements reached with Centers for Medicare & Medicaid Services (“CMS”) during 2002 and 2003. These agreements, which include interest at 12.625%, may be prepaid at any time without penalty, are unsecured and contain no financial covenants. However, should the Company fail to pay an installment on the due date, CMS is entitled to withhold the full amount of principal due under the relevant agreement from any amounts otherwise due to the Company.

The balance as of March 31, 2003 of the amount due for the cost report year ended December 31, 2000, $2.3 million, which is reflected in current liabilities in the accompanying consolidated balance sheets, reflects the Company’s estimate of amounts likely to be assessed by CMS when Medicare audits of the various subsidiaries are complete, expected to be during 2003.

For the cost report years ended 1999 and prior, the Company has an estimated net payable of $4.1 million, all of which is reflected in current liabilities in the accompanying consolidated balance sheets. Of the $4.1 million, $3.1 million is related to a bankrupt subsidiary, and the balance of $1.0 million is primarily attributable to an additional amount of $1.0 million reserved during the fourth quarter of 2002. This amount was reserved as a result of the fiscal intermediary notifying the Company that it had reopened previously settled cost reports for the fiscal year ended December 31, 1997.

The fiscal intermediary, acting on behalf of CMS, has not yet issued finalized cost reports for the fiscal years ended December 31, 1999 and 2000, and is entitled to reopen settled cost reports for up to three years after issuing final assessments.

9.    Income Taxes

The Company files a consolidated federal income tax return that includes all subsidiaries. State income tax returns are filed individually by the subsidiaries in accordance with state statutes.

The Company uses the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. As of December 31, 2001, the Company had a recorded valuation allowance of $2,587,000. Management of the Company determined, based on the first quarter 2002 operating results and projections for fiscal year 2002, that it was more likely than not that the Company would be able to use all of the previously unrecognized tax benefits. Accordingly, the Company eliminated all of the valuation allowance in the first quarter of 2002.

Total income tax expense (benefit) for the three month periods ended March 31, 2003 and 2002 is as follows (in 000’s):

	Three Months ended March 31,
	2003	2002

Current income tax expense	$33	$81
Deferred income tax expense (benefit)	669	(1,519)

Total income tax expense (benefit)	$702	$(1,438)

Total tax expense on income before taxes resulted in effective tax rates that differed from the federal statutory income tax rate. A reconciliation of these rates is as follows:

	Three Months ended March 31,
	2003	2002
Income taxes computed on federal statutory rate	35%	35%
State income taxes and other	2	(1)
Removal of valuation allowance	—	(101)
Other	—	10
Nondeductible expenses and other	1	1

Total	38%	(56)%

Net deferred tax assets consist of the following components as of March 31, 2003 and December 31, 2002 (in 000’s):

	March 31, 2003	December 31, 2002
Deferred tax assets:
NOL carryforward	$2,448	$3,101
Allowance for doubtful accounts	855	691
Self-insurance reserves	285	304
Deferred revenue	1,634	1,634
Losses of consolidated subsidiaries not consolidated for tax purposes, expiring beginning in 2010	140	140
Expenses not currently deductible for tax purposes	940	670
Other	402	566
Deferred tax liabilities:
Amortization of intangible assets	(2,272)	(2,069)
Property and equipment	(1,578)	(1,523)

Net deferred tax assets	$2,854	$3,514

10.    Effect of New Financial Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”), which requires recording the fair value of a liability for an asset retirement obligation in the period incurred. The standard is effective for fiscal years beginning after June 15, 2002. Upon adoption of the standard, companies are required to use a cumulative effect approach to recognize transition amounts for any existing retirement obligation liabilities, asset retirement costs and accumulated depreciation. The Company does not have any asset retirement obligations; therefore, adoption of this statement on January 1, 2003 did not have an effect on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13 and Technical Corrections” (“SFAS 145”). SFAS 145 provides guidance for income statement classification of gains and losses on extinguishments of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 was effective for the Company in January 2003. Adoption of this statement on January 1, 2003 did not have an effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant the guidance set forth in EITF Issue No. 94-3, “Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity”. SFAS 146 is effective for the Company in January 2003. Adoption of this statement on January 1, 2003 did not have an effect on the Company’s financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a company to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. The measurement provisions of this statement apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure provisions apply to financial statements for periods ending after December 15, 2002. See further discussion of guarantees in Note 16. The Company has adopted the measurement provisions of this statement in the first quarter of 2003 and the adoption did not have a material effect on the Company’s financial statements.

In January 2003, the FASB issue FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interest. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any variable interest entities; therefore, adoption of this statement in the first quarter of 2003 did not have an effect on the Company’s financial statements.

11.    Goodwill and Other Intangible Assets

In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective January 1, 2002. Changes in the carrying amount of goodwill for the three month period ended March 31, 2003, and 2002 are as follows (in 000s):

	Three Months ended March 31,
	2003	2002
Balance at beginning of period	$25,581	$22,216
Goodwill acquired (reduced) in period	(14)	—

Balance at end of period	$25,567	$22,216

12.    Private Placement of Common Stock

On April 26, 2002, the Company completed a private placement of 1,460,000 shares of Common Stock with private investors at a price of $6.94 per share. This placement provided net proceeds to the Company of approximately $9.4 million. The Company engaged Belle Haven Investments, L.P. (“BHI”) and Sanders Morris Harris (“Sanders”) as placement agents for this transaction pursuant to which BHI received $544,300 in cash and BHI and its principals received warrants to purchase up to 64,500 shares of common stock exercisable at $8.12 per share and Sanders received $15,615 in cash and warrants to purchase up to 4,500 shares of common stock exercisable at $8.12 per share. Through March 31, 2003, the Company has used the net proceeds i) to pay $1,560,000 of outstanding Medicare liabilities for which the Company was paying interest at an average annual rate of 13.75%, ii) in connection with acquisitions of $1,000,000, iii) to decrease borrowings under its lines of credit agreements, and iv) to increase cash balances.

13.    Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the three months ended March 31, 2003 (in 000’s, except share information):

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Total Stockholders’ Equity
Balance, December 31, 2002	9,163,809	$9	$29,439	$(25)	$(12,460)	$16,963
Issuance of stock for Employee Stock Purchase Plan	35,809	—	180	—	—	180
Issuance of stock for 401(k) match	56,782	—	343	—	—	343
Exercise of warrants	134,158	—	402	—	—	402
Exercise of stock options	17,000	—	51	—	—	51
Tax benefit from stock option exercises	—	—	9	—	—	9
Net income	—	—	—	—	1,149	1,149

Balance, March 31, 2003	9,407,558	$9	$30,424	$(25)	$(11,311)	$19,097

14.    Restructuring

In response to the significant reduction in Medicare reimbursement effective October 1, 2002 (Note 4) and in anticipation of a further reduction which occurred on April 1, 2003, management initiated major changes in its operations, including termination of employees, abandonment and buyouts of certain leased space in December 2002. As a result of this restructuring plan, 117 employees were terminated. In 2002, the Company recorded $1,640,000 of costs associated with its restructuring plan. These costs were comprised of $1,209,000 for employee severance and $431,000 of costs associated with the abandonment and buyout of existing operating leases that were included in general and administrative expenses for the year ended December 31, 2002. During 2002, $262,000 of termination benefits were paid associated with the termination of 83 employees and charged against the accrued expenses, and in the three months ended March 31, 2003 $382,000 of termination benefits, and $85,000 of costs associated with the abandonment and buyout of the operating leases described above were paid and charged against the accrued expenses. There were no other changes to the accrued liability. At March 31, 2003, a liability of $911,000 remains in other accrued liabilities for the unpaid portion of the benefits and lease cancellation payments and buyouts associated with the restructuring plan.

15.    Health Insurance Portability and Accountability Act

The Health Insurance Portability and Accountability Act (“HIPAA”) was enacted August 21, 1996 to assure health insurance portability, reduce health care fraud and abuse, guarantee security and privacy of health information and enforce standards for health information. Organizations were required to be in compliance with certain HIPAA provisions relating to security and privacy beginning April 14, 2003, and the Company believes it is in material compliance with these provisions. Organizations are subject to significant fines and penalties if found not to be compliant with the provisions outlined in the regulations. Regulations issued pursuant to HIPAA impose ongoing obligations relative to training, monitoring and enforcement, and management has implemented processes and procedures to ensure continued compliance with these regulations.

Pursuant to the provisions of HIPAA, covered health care providers were required to comply with the statute’s electronic Health Care Transactions and Code Sets Requirements by October 16, 2002, or secure automatic one-year extensions to the deadline. Prior to the regulatory deadline, the Company and its subsidiaries secured the automatic one year extensions in accordance with the directives of CMS. The extensions afford the Company and its subsidiaries until October 16, 2003 to attain compliance with these regulatory requirements. The Company believes it will meet these requirements.

16.    Guarantees

At March 31, 2003, the Company has issued guarantees aggregating $707,000 related to office leases of subsidiaries. Approximately $129,000 of this amount is related to guarantees on locations that have been sold which the Company has the right to recover amounts under the sale agreement from the buyer, if payments are requested. The Company has not received any requests to make payments under these guarantees. Approximately $89,000 is related to locations that have been closed and the landlords have obtained judgements against the Company for unpaid rent. The Company has reserved substantially all of these amounts in Legal settlements at March 31, 2003.

17.    Stock-Based Compensation

The Company has two stock option plans, the Amedisys, Inc. 1998 Stock Option Plan and the Amedisys, Inc. Directors Stock Option Plan (“the Plans”). The Company accounts for its stock-based compensation in accordance with Accounting Principles Board’s Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS 148 “Accounting for Stock-Based Compensation— Transition and Disclosure” permit the continued use of the intrinsic value-based method prescribed by APB 25, but require additional disclosures, including pro-forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by SFAS 123 had been applied. The following table illustrates the effect on net income per share if the Company had recognized compensation expense for the Plans using the fair-value recognition method in SFAS 123 (in 000’s, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net income available to common stockholders:
As reported	$1,149	$4,002
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of taxes	(216)	(251)

Pro forma	$933	$3,751

Basic earnings per share:
As reported	$0.12	$0.55
Pro forma	$0.10	$0.52
Diluted earnings per share:
As reported	$0.12	$0.52
Pro forma	$0.10	$0.48

Black-Scholes option pricing model assumptions:
Risk free interest rate	4.26-5.80%	4.57-5.8%
Expected life (years)	10	10
Volatility	92.28-115.18%	92.28-115.18%
Expected annual dividend yield	—	—

18.    Receivable from National Century Financial Enterprises

In November 2002, the Company elected to terminate its asset financing facility with NPF VI, Inc. (“NPF VI”) and advised its payors that payments should be directed to the bank accounts of the Company rather than bank accounts controlled by NPF VI under collateral arrangements for the facility. NPF VI has filed for Chapter 11 bankruptcy. The Company is taking legal and other action to recover the funds that have not been released to the Company. During the fourth quarter of 2002, the Company recorded a full reserve of approximately $7.1 million related to this receivable.

The Company continues to make monthly payments on the note with NPF Capital.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

        OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto and the related Management’s Discussion and Analysis in the Company’s Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Net Service Revenue.    Net service revenue decreased $718,000 or 2% for the three months ended March 31, 2003 as compared to the same period in 2002. This decrease was attributed to an increase in Medicare patient admissions offset by a decrease in the per episode Medicare reimbursement effective October 1, 2002, and by a further decrease relating to the reimbursement reduction recorded in the quarter ended March 31, 2003 for patients seen during the quarter but with episodes ending on or after April 1, 2003. Further, net service revenue decreased by $432,000 as a result of management’s decision in the fourth quarter of fiscal 2002 to exit certain insurance and managed care contracts.

Total patient admissions remained approximately unchanged from the prior year at 10,654, although admissions from other non-Medicare payors declined from 2,968 to 2,186 in 2003. Medicare patient admissions increased 803 or 10% from 7,658 for the three months ended March 31, 2002 to 8,461 for the comparable period of 2003. This quarter-to-quarter increase in admissions is comprised of both internal growth of 7% and acquisitions with full operations during the quarter ended March 31, 2003 of 4%.

Cost of Revenue.    Cost of revenue decreased by 7% to $12.9 million for the three months ended March 31, 2003 as compared to the same period in 2002. This decrease is attributable to decreased expenses relating to the clinical manager and program manager positions of $0.7 million as well as decreased field staff costs and mileage costs as a result of a decline in patient visits. Patient visits decreased 39,281 or 15%, from 270,804 for the three months ended March 31, 2002 to 231,523 for the three months ended March 31, 2003.

General and Administrative Expenses (“G&A”).    G&A increased by $1.1 million, or 7%, for the three months ended March 31, 2003 as compared to the same period in 2002. As a percentage of net service revenue, G&A increased to 52% for the three months ended March 31, 2003 from 47% for the same period of 2002. The increase is primarily attributed to amounts paid for retention bonuses during 2002 that are being expensed through June 30, 2003 ($450,000), and increased fees associated with professional services ($406,000). In particular, the Company engaged the services of attorneys with respect to the NCFE matter (see Note 18), and in relation to applications and associated appeals for Certificates of Need required for service area expansion.

The Company recorded an additional expense in the three months ended March 31, 2003 relating to the OIG matter (see Liability and Capital Resources).

These additional expenses were partially offset by decreases in the Company’s reserves for health insurance related to the 2002 plan year.

Operating Income.    The Company had operating income of $2.2 million for the three months ended March 31, 2003 compared with $3.0 million in the same period of 2002. This decrease is attributable to both the decline in revenue and increase in expenses discussed above.

Other Income and Expense.    Other expense, net decreased by $96,000 or 22%, to $333,000 for the three months ended March 31, 2003 as compared to the same period in 2002. This decrease is primarily attributed to lower interest expense incurred during 2003 attributable to lower interest-bearing liabilities and a lower interest rate on the note to NPF Capital.

Income Tax Expense (Benefit).    Income tax expense of $702,000 was recorded for the three months ended March 31, 2003. An effective income tax rate of 38% was recorded on income before taxes during this period. The income tax benefit for the three months ended March 31, 2002 resulted primarily from elimination of the valuation allowance that had been recorded for net deferred tax assets.

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

Revenue is recognized as services are provided based on the number of patient visits performed during the reporting period and historical weighted average revenue per visit (“Rate”). This Rate is based on the historical average final episode payment divided by the historical average number of visits per episode. Episodes in progress at the end of the reporting period are reviewed on a percentage of completion basis using the historical average total number of visits per episode. The Company further refined its Medicare revenue recognition process during the year ended December 31, 2002 through an analysis of all episodes completed from October 1, 2000 through December 31, 2002 with respect to the historical average calculations referred to above. No material modifications resulted from this process. The Company has continued this analysis through March 31, 2003, and intends to continue this analysis on an ongoing basis.

Non-Medicare Revenue Recognition

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

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Company’s current contractual obligations at March 31, 2003 (in 000’s):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years
Long-Term Debt	$7,644	$3,970	$3,674	$—
Capital Lease Obligations	3,095	2,561	512	22
Medicare Liabilities	11,945	8,617	3,328	—

Total Contractual Cash Obligations	$22,684	$15,148	$7,514	$22

At March 31, 2003, the Company was indebted under various promissory notes for $7.6 million, including amounts due for the Company’s note with NPF Capital, Inc. of $5.2 million (“the NPF Note”). The Company’s principal and interest requirements due under all promissory notes are approximately $4.4 million for those due in less than one year, and $3.9 million thereafter. At March 31, 2003 the Company also had obligations under capital leases of $3.1 million, including amounts due to CareSouth under the License Agreement of $2.2 million, and various other capital leases. The Company’s principal and interest requirements due under all capital leases are approximately $2.7 million for those due in less than one year, and $553,000 thereafter.

As of March 31, 2003, the Company estimates an aggregate payable to Medicare of $11.9 million, of which $8.6 million is reflected as a current liability in the accompanying balance sheet, and $3.3 million is reflected as a long-term Medicare liability.

The recorded $11.9 million includes a $3.1 million obligation of a subsidiary of the Company that is currently in bankruptcy, and it is not clear whether the Company will have any responsibility for that amount if the debt of the subsidiary is discharged in bankruptcy. An additional $5.1 million represents an advance from Medicare related to a provision in legislation under which the Company received a one-time advance. This amount is currently being repaid to Medicare in thirty-six, forty-eight or sixty monthly, equal installments with interest at 12.625% per annum pursuant to agreements reached with Medicare during 2002 and 2003. These installments may be prepaid at any time without penalty, are unsecured and contain no financial covenants. However, should the Company fail to pay an installment on the due date, Medicare is entitled to offset the full amount from any amounts otherwise due to the Company from Medicare.

The $3.7 million remaining balance due Medicare reflects the Company’s estimate of amounts likely to be assessed by Medicare as overpayments with respect to prior years when Medicare audits of the Company’s cost reports through October, 2000 are completed. At the time when these audits are completed, expected to be during 2003, and final assessments are issued, the Company intends to apply to Medicare for repayment over a thirty-six month period, although there is no assurance that such applications will be agreed to. These amounts relate to the Medicare payment system in effect until October 2000, under which Medicare provided periodic interim payments to the Company, subject to audit of cost reports submitted by the Company and repayment of any overpayments by Medicare to the Company. The fiscal intermediary, acting on behalf of Medicare, has not yet issued finalized audits with respect to 1999 and 2000, and is entitled to reopen settled cost reports for up to three years after issuing final assessments.

The Company’s operating activities provided $5,383,000 in cash during the three months ended March 31, 2003, whereas such activities provided $6,778,000 in cash during the three months ended March 31, 2002. Cash provided by operating activities in 2003 is primarily attributable to net income of $1,149,000, net non-cash items of depreciation and amortization of $740,000, provision for bad debts of $494,000, and deferred income taxes of $660,000; and changes in assets and liabilities of $2,331,000.

Investing activities used $298,000 for the three months ended March 31, 2003, whereas such activities used $321,000 for the three months ended March 31, 2002. Cash used by investing activities in 2003 is attributed to the purchase of property and equipment of $302,000. The Company does not expect that capital expenditures in fiscal 2003 will exceed $2.0 million, as compared with $1.3 million in 2002.

Financing activities used cash during the three months ended March 31, 2003 of $1,605,000, whereas such activities used $7,651,000 during the same period in 2002. Cash used by financing activities in 2003 is primarily attributed to payments on notes payable and capital leases of $2,602,000, offset by $544,000 in proceeds from the issuance of notes payable and capital leases and $453,000 of proceeds received from the issuance of stock upon exercise of stock options and warrants.

The change to Medicare reimbursement effective October 1, 2002 was a decrease of 7%, offset by an inflationary update of 2.1%, resulting in a net decrease to reimbursement of 5.05%. This decrease resulted in lower revenues of approximately $1.5 million in the quarter ended March 31, 2003 when compared with the same quarter of 2002, and this lower comparison will continue until further changes to Medicare reimbursement are enacted.

In addition to this reduction effective October 1, 2002, the provision in BIPA whereby home health providers received a 10% increase in reimbursement that began April, 2001 for serving patients in rural areas, accounting for approximately 30% of the Company’s patient population, expired on March 31, 2003. In the quarter ended March 31, 2003, the Company did reflect a decrease to Medicare revenues of approximately $200,000 for patients with 60-day episodes that spanned past April 1, 2003 and were thus impacted by the payment reduction for rural patients that took effect on that date. It is expected that the negative impact of this reduction on the quarter ended June 30, 2003, and subsequent quarters, will be approximately $900,000.

As of March 31, 2003, the Company had a working capital deficit of $6,878,000. Included in this deficit are short-term Medicare liabilities of $6.4 million which the Company does not expect to fully liquidate in cash during 2003. These Medicare liabilities include $3.1 million owed by a subsidiary of the Company currently in bankruptcy, and $3.7 million of anticipated cost report settlements yet to be finalized. At the time these settlement amounts are agreed with the fiscal intermediary acting on behalf of CMS, the Company intends to apply for thirty-six month payment plans. There can be no assurance that such requests will be granted.

In 1999, the Company discovered questionable conduct involving the former owner of one of its smaller agencies. This conduct occurred between 1994 and 1997. The Company conducted an initial audit (using an independent auditor) and voluntarily disclosed the irregularities to the Department of Health and Human Services’ Office of the Inspector General (“OIG”). Since that time, the government has been examining the disclosed activities and during the second quarter of 2002 a further audit of relevant claims was initiated at the request of the government, which was completed during the third quarter of 2002. In February 2003, the OIG offered a settlement that includes certain penalties not anticipated by the Company, as the Company self reported the matter. Management believes the Company has reached a preliminary agreement regarding settlement of this matter, involving payment of the amount offered by the OIG over a three year period, and has adequately reserved for the estimated liability associated therewith; but no assurances can be provided that the ultimate resolution will not be materially different than the current estimate.

The Company has certain other contingencies and reserves, including litigation reserves, recorded as current liabilities at March 31, 2003 that management may not be required to liquidate in cash during 2003.

INFLATION

The Company does not believe that inflation has had a material effect on its results of operations for the three-month period ended March 31, 2003.

ARTHUR ANDERSEN LLP

Our financial statements for the year ended December 31, 2001 were audited by Arthur Andersen LLP (“Andersen”), our former independent accountants. On June 15, 2002, a jury convicted Andersen on obstruction of justice charges and Andersen ceased its public company audit practice at the end of August 2002. Should the Company seek access to the public capital markets in the future, SEC rules will require us to include or incorporate by reference in any prospectus three years of audited financial statements. Until our audited financial statements for the fiscal year ending December 31, 2004 become available in the first quarter of 2005, the SEC’s current rules would require us to present audited financial statements for one or more fiscal years audited by Andersen. Before then, the SEC may cease accepting financial statements audited by Andersen, in which case we would be unable to access the public capital market unless KPMG LLP, our current independent accounting firm, or another independent accounting firm, is able to audit the financial statements originally audited by Andersen. Although the SEC has indicated that in the interim it will continue to accept financial statements audited by Andersen, there is no assurance that the SEC will continue to do so in the future.

FORWARD LOOKING STATEMENTS

When included in the Quarterly Report on Form 10-Q or in documents incorporated herein by reference, the words “expects”, “intends”, “anticipates”, “believes”, “estimates”, and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, current cash flows and operating deficits, debt service needs, adverse changes in federal and state laws relating to the health care industry, competition, regulatory initiatives and compliance with governmental regulations, customer preferences and various other matters, many of which are beyond the Company’s control. These forward-looking statements speak only as of the date of the Quarterly Report on Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company’s expectations with regard thereto or any changes in events, conditions or circumstances on which any statement is based.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company does not engage in derivative financial instruments, other financial instruments, or derivative commodity instruments for speculative or trading/non-trading purposes.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls And Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedure (as is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of a date within 90 days before the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

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

None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.    OTHER INFORMATION

None.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.		Identification of Exhibit

3.1	(4)	— Certificate of Incorporation

3.2	(3)	— Bylaws

4.2	(1)	— Common Stock Specimen

4.7	(2)	— Shareholder Rights Agreement

10.1	(5)	— Amendment to Employment Agreement between Amedisys, Inc. and William F. Borne

21.1	(1)	— List of Subsidiaries

99.1	(5)	— Certification of William F. Borne, Chief Executive Officer

99.2	(5)	— Certification of Gregory H. Browne, Chief Financial Officer

(1)	Previously filed as an exhibit to the Registration Statement on Form S-3 dated March 11, 1998.
(2)	Previously filed as an exhibit to the Current Report on Form 8-K dated June 16, 2000 and the Registration Statement on Form 8-A dated June 16, 2000.
(3)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2001.
(4)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2002.
(5)	Filed herewith.

(b) Reports on Form 8-K

On January 31, 2003, the Company filed a Current Report on Form 8-K with the SEC attaching a press release announcing restructuring charges and reserves taken in the fourth quarter of 2002 and to announce a conference call to be held on January 31, 2003.

On February 4, 2003, the Company filed a Current Report on Form 8-K with the SEC to furnish the text of slides that the Company’s management began using in presentations at investor conferences.

On March 14, 2003 the Company filed a Current Report on Form 8-K with the SEC attaching a press release announcing operating results for the quarter and year ended December 31, 2002 and announcing a conference call to be hosted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMEDISYS, INC.

By:	/s/ GREGORY H. BROWNE
Gregory H. Browne Chief Financial Officer

DATE: May 14, 2003

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

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ WILLIAM F. BORNE
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

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ GREGORY H. BROWNE
Chief Financial Officer