Form 10-Q
period 2003-06-30
AMEDISYS INC
filed 2003-08-14
CIK 896262

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Number of shares of Common Stock outstanding as of August 8, 2003: 9,743,954 shares

PART I.

FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2003 and December 31, 2002

(Dollar amounts in 000’s, except share data)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$12,801	$4,861
Patient accounts receivable, net of allowance for doubtful accounts of $2,192 at June 30, 2003 and $1,865 at December 31, 2002	9,424	14,102
Prepaid expenses	1,631	1,600
Deferred income taxes	2,376	1,803
Inventory and other current assets	722	857

Total current assets	26,954	23,223

Property and equipment, net	7,378	8,257
Deferred income taxes	—	1,711
Other assets, net	25,737	25,768

Total assets	$60,069	$58,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

Accounts payable	$2,029	$2,495
Accrued expenses:
Payroll and payroll taxes	7,394	6,504
Insurance	2,309	2,171
Income taxes	457	297
Legal settlements	2,035	1,887
Other	3,148	3,074
Current portion of long-term debt	3,615	3,903
Current portion of obligations under capital leases	2,274	2,476
Current portion of Medicare liabilities	7,795	8,948

Total current liabilities	31,056	31,755

Long-term debt	2,879	4,474
Obligations under capital leases	334	1,042
Deferred income taxes	391	—
Long-term Medicare liabilities	3,444	3,898
Other long-term liabilities	826	827

Total liabilities	38,930	41,996

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value, 30,000,000 shares authorized; 9,533,810 and 9,167,976 shares issued at June 30, 2003 and December 31, 2002, respectively	10	9
Additional paid-in capital	30,951	29,439
Treasury stock at cost (4,167 shares of common stock held at June 30, 2003 and December 31, 2002)	(25)	(25)
Accumulated deficit	(9,797)	(12,460)

Total stockholders’ equity	21,139	16,963

Total liabilities and stockholders’ equity	$60,069	$58,959

See accompanying notes to consolidated financial statements

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2003 and 2002

(Unaudited, Dollar amounts in 000’s, except per share data)

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net service revenue	$32,194	$32,854	$63,326	$64,704
Cost of service revenue	13,100	14,573	26,009	28,442

Gross margin	19,094	18,281	37,317	36,262

General and administrative expenses:
Salaries and benefits	9,881	9,637	19,742	19,068
Other	6,657	5,679	12,835	11,236

Total general and administrative expenses	16,538	15,316	32,577	30,304

Operating income	2,556	2,965	4,740	5,958

Other income and expense:
Interest income	24	24	41	42
Interest expense	(341)	(420)	(701)	(998)
Other income, net	199	77	209	208

Total other expense, net	(118)	(319)	(451)	(748)

Income before income taxes	2,438	2,646	4,289	5,210

Income tax expense (benefit)	924	986	1,626	(452)

Net income	$1,514	$1,660	$2,663	$5,662

Basic weighted average common shares outstanding	9,477	8,531	9,402	7,890
Basic income per common share	$0.16	$0.19	$0.28	$0.72

Diluted weighted average common shares outstanding	9,666	9,112	9,583	8,493
Diluted income per common share	$0.16	$0.18	$0.28	$0.67

See accompanying notes to consolidated financial statements

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2003 and 2002

(Unaudited, Dollar amounts in 000’s)

	Six months ended
	June 30, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,663	$5,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,502	1,553
Provision for bad debts	998	1,384
Deferred income taxes	1,529	(831)
Tax benefit from stock option exercises	9	—
Other	—	(94)
Changes in assets and liabilities:
Decrease in accounts receivable	3,680	7,188
Decrease (increase) in inventory and other current assets	104	(1,967)
Decrease (increase) in other assets	31	(38)
Decrease in accounts payable	(466)	(648)
Increase (decrease) in accrued expenses	2,088	(111)

Net cash provided by operating activities	12,138	12,098

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(623)	(556)
Cash used in purchase acquisitions	—	(875)

Net cash used in investing activities	(623)	(1,431)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on line of credit agreements	—	(8,848)
Proceeds from issuance of notes payable and capital leases	679	446
Payments on notes payable and capital leases	(3,472)	(3,652)
Decrease in Medicare liabilities	(1,607)	(2,411)
Decrease in long-term liabilities	—	(82)
Proceeds from private placement of stock, net	—	9,531
Proceeds from issuance of stock from Employee Stock Purchase Plan	312	368
Proceeds from issuance of stock upon exercise of stock options and warrants	513	387

Net cash used in financing activities	(3,575)	(4,261)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,940	6,406
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,861	3,515

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,801	$9,921

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for (refund from):
Interest	$636	$925

Income taxes	$(35)	$354

See accompanying notes to consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.    Organization

Amedisys, Inc. (“Amedisys” or “the Company”) is a multi-state provider of home health care nursing services. At June 30, 2003, the Company operated sixty-four home care nursing offices and two corporate offices in the southern and southeastern United States.

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2003, the results of operations for the three and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002. The results of operations for the interim periods are not necessarily indicative of results of operations for the entire year. These interim consolidated financial statements should be read in conjunction with the Company’s annual financial statements and related notes in the Company’s Form 10-K.

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

Prior to the implementation of the Medicare Prospective Payment System (“PPS”) on October 1, 2000, reimbursement for home health care services to patients covered by the Medicare program was based on reimbursement of allowable costs subject to certain limits. Final reimbursement was determined after submission of annual cost reports and audits thereof by the fiscal intermediaries. Retroactive adjustments have been accrued on an estimated basis in the period the related services were rendered and will be adjusted in future periods as final settlements are determined. Estimated settlements for cost report years ended 1997 and subsequent years, which are still subject to audit by the intermediary and the Department of Health and Human Services, are recorded in short-term and long-term Medicare liabilities. Under the new PPS rules, annual cost reports are still required as a condition of participation in the Medicare program, but there are no final settlements or retroactive adjustments.

The Company is paid by Medicare based on episodes of care. An episode of care is defined as a length of care up to sixty days with multiple continuous episodes allowed. A base episode payment is established by the Medicare Program through federal legislation for all episodes of care ended on or after the applicable time periods detailed below:

Period	Base episode payment
Beginning October 1, 2000 through March 31, 2001	$2,115 per episode
April 1, 2001 through September 30, 2001	$2,264 per episode
October 1, 2001 through September 30, 2002	$2,274 per episode
October 1, 2002 through September 30, 2003	$2,159 per episode
October 1, 2003 through September 30, 2004	$2,231 per episode(*)

*	based on current legislation, see Note 4

With respect to Medicare, the applicability of a change in its base episode payment rate is dependent upon the completion date of the episode; therefore, changes in base episode payments, both positive and negative, will impact the financial results of the Company up to sixty days in advance of the effective date (see Note 4 to the Financial Statements).

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

Medicare revenue is recognized as services are provided based on the number of patient visits performed during the reporting period and historical weighted average revenue per visit (“Rate”). This Rate is based on the historical average final episode payment divided by the historical average number of visits per episode. Episodes in progress at the end of the reporting period are reviewed on a percentage of completion basis using the historical average total number of visits per episode. The Company further refined its Medicare revenue recognition process during the year ended December 31, 2002 through an analysis of all episodes completed from October 1, 2000 through December 31, 2002 with respect to the historical average calculations referred to above. No material modifications resulted from this process. The Company has continued this analysis on a monthly basis through June 30, 2003 and intends to continue this analysis on an ongoing basis.

3.    Earnings Per Share

Earnings per common share are based on the weighted average number of shares outstanding during the period. The following table sets forth the computation of basic and diluted net income per common share for the three and six month periods ended June 30, 2003 and 2002 (in 000’s, except per share amounts):

	Three months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
Basic Net Income per Share:
Net Income	$1,514	$1,660	$2,663	$5,662

Weighted Average Number of Shares Outstanding	9,477	8,531	9,402	7,890

Net Income per Common Share—Basic	$0.16	$0.19	$0.28	$0.72

Diluted Net Income per Share:
Net Income	$1,514	$1,660	$2,663	$5,662

Weighted Average Number of Shares Outstanding	9,477	8,531	9,402	7,890
Effect of Dilutive Securities:
Stock Options	184	436	168	454
Warrants	5	145	13	149

Average Shares—Diluted	9,666	9,112	9,583	8,493

Net Income per Common Share—Diluted	$0.16	$0.18	$0.28	$0.67

4.    Medicare Reimbursement Reductions

The Company derived 91% and 89% of its net service revenue from the Medicare program for the six months ended June 30, 2003 and 2002, respectively.

A scheduled reduction in base episode payments was implemented effective October 1, 2002 for all episodes of care ended on or after October 1, 2002 and reflected an actual decrease of 7%, offset by an inflationary update of 2.1%, resulting in a net decrease to reimbursement of approximately 5.05%. In addition to the reduction effective October 1, 2002, the provision in BIPA whereby home health providers received a 10% increase in payments that began April, 2001 for service patients in rural areas expired on March 31, 2003. Patients in rural areas account for approximately 30% of the Company’s patient population.

In the quarter ended March 31, 2003, the Company reflected a decrease to Medicare revenues of approximately $200,000 for patients in rural areas with 60-day episodes that were completed on or after April 1, 2003, and has calculated that the impact on the quarter ended June 30, 2003, and in subsequent quarters would have been approximately $900,000. Revenue per episode has improved as a result of more intensive analysis of episodes while they are in progress rather than on a retrospective basis, and has been made possible through several technical improvements to the information systems utilized by the Company. In particular, the use of scanning technology and associated edits of admission data, has allowed the Company to standardize, and minimize inconsistencies in, assessment data. Further, exception reporting on a real time basis has allowed a centralized episode review team to operate in tandem with both admission nurses and clinical review staff in each of the Company’s operating locations to achieve more consistent clinical outcomes.

Legislation currently in effect provides an increase in episode payments to cover inflationary changes each October 1, although there is no guarantee that Congress will not alter this payment mechanism either this year, or in subsequent years. The scheduled inflation rate increase for October 1, 2003 is currently a 3.3% increase to the base episode payment, although this will be reduced to approximately 3.0% when wage adjustments specific to each of the Company’s operating locations are included. There is no guarantee that this increase will not be changed before or after the October 1 effective date.

With respect to Medicare reimbursement changes, the applicability of the reimbursement change is dependent upon the completion date of the episode; therefore, changes in reimbursement, both positive and negative, will impact the financial results of the Company up to sixty days in advance of the effective date.

5.    Acquisitions

Effective April 1, 2002, the Company, through its wholly-owned subsidiary Amedisys Texas, Ltd., acquired certain assets and liabilities of Christus Spohn Home Health Services associated with its operations in Corpus Christi, Texas for which the Company paid $875,000 cash at closing and executed a promissory note for $1,000,000 bearing interest at 7% annually and payable over a three-year term in quarterly principal and interest installments of $93,000 beginning July 1, 2002. In connection with this acquisition, the Company recorded $1,893,000 of goodwill in the second quarter of 2002.

Effective August 1, 2002, the Company, through its wholly-owned subsidiary Amedisys Texas, Ltd., acquired certain assets and liabilities of Baylor All Saints Medical Center and All Care, Inc. associated with their home health care operations in Fort Worth, Texas, for which the Company paid $1,000,000 cash at closing and executed a promissory note for $200,000. The promissory note, bearing interest at 7% per annum, is payable in quarterly principal payments of $25,000, plus accrued interest, beginning November 2002. In connection with this acquisition, the Company recorded $1,191,000 of goodwill in the third quarter of 2002.

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

6.    Long-Term Debt

Long-term debt consists primarily of notes payable to banks and other financial institutions that are due in monthly installments through 2005. Long-term debt includes the following as of June 30, 2003 and December 31, 2002 (in 000’s):

	June 30, 2003	December 31, 2002
Long-term debt payable to NPF Capital– interest, at a variable rate, was 7.50% at June 30, 2003 and December 31, 2002	$4,651	$5,882
Long-term debt—interest ranging from 5.50-7.50%	1,843	2,495

	6,494	8,377
Less current portion	(3,615)	(3,903)

Long-term debt	$2,879	$4,474

These borrowings are secured by furniture, fixtures, and computer equipment. Maturities of debt as of June 30, 2003 are as follows (in 000’s):

12 months ended
June 30, 2004	$3,615
June 30, 2005	2,879

7.    Capital Leases

The Company acquired certain software and equipment under capital leases for which the related liabilities have been recorded at the present value of future minimum lease payments due under the leases. The present minimum lease payments under the capital leases and the net present value of future minimum lease payments at June 30, 2003 are as follows (in 000’s):

12 months ended
June 30, 2004	$2,353
June 30, 2005	220
June 30, 2006	111
June 30, 2007	18
June 30, 2008	8

Total future minimum lease payments	2,710
Amount representing interest	(102)

Present value of future minimum lease payments	2,608
Less current portion	(2,274)

Obligations under capital leases	$334

8.    Amounts Due To Medicare

Prior to the implementation of PPS on October 1, 2000, the Company recorded Medicare revenues at the lower of its actual costs, the Medicare per visit cost limit, or a per beneficiary cost limit on an individual provider basis. Under the previous Medicare cost-based reimbursement system, ultimate reimbursement under the Medicare program was determined upon review of annual cost reports submitted by the Company and audited by Medicare. The Company is obligated to repay Medicare for amounts paid that exceeded its entitlement under its audited cost reports.

At June 30, 2003, the Company estimates an aggregate payable to Medicare of $11.2 million, of which $7.8 million is reflected in current liabilities in the accompanying balance sheets, and $3.4 million is reflected in long-term Medicare liabilities. These amounts were $12.8 million, $8.9 million and $3.9 million, respectively as of December 31, 2002.

For the cost report year ended December 31, 2000, the Company has estimated aggregate overpayments by Medicare of $7.2 million as of June 30, 2003. Of this amount, $5.0 million is attributable to aggregate overpayments, $4.7 million of which was related to a one-time advance by Medicare. These amounts are currently being repaid to Medicare in thirty-six (36), forty-eight (48), or sixty (60) equal monthly installments pursuant to agreements reached with Centers for Medicare & Medicaid Services (“CMS”) during 2002 and 2003. These agreements, which include interest at 12.625%, may be prepaid at any time without penalty, are unsecured and contain no financial covenants. However, should the Company fail to pay an installment on the due date, CMS is entitled to withhold the full amount of principal due under the relevant agreement from any amounts otherwise due to the Company.

As of June 30, 2003, the Company estimates an aggregate payable to Medicare of $11.2 million, of which $7.8 million is reflected as a current liability in the accompanying balance sheet, and $3.4 million is reflected as a long term Medicare liability.

For the cost report years ended 1999 and prior, the Company has an estimated net payable of $3.2 million, all of which is reflected in current liabilities in the accompanying consolidated balance sheets. Of this amount, $3.5 million is related to a bankrupt subsidiary, and to various providers closed prior to 1999. An additional amount of $1.0 million was reserved during the fourth quarter of 2002 as a result of the fiscal intermediary notifying the Company that it had reopened previously settled cost reports for the fiscal year ended December 31, 1997, and the Company has an estimated receivable of $1.3 million in relation to the fiscal year ended December 31, 1999. The Company also has an established general reserve of $800,000 to cover potential changes to estimates, and the possibility that the fiscal intermediary may reopen previously settled cost reports.

The fiscal intermediary, acting on behalf of CMS, has finalized cost reports for some, but not all, of the Company’s provider numbers in relation to the fiscal years ended December 31, 1999, and 2000, and is entitled to reopen settled cost reports for up to three years after issuing final assessments.

9.    Liquidity

The Company had a working capital deficit of $4,102,000 and $8,532,000 at June 30, 2003 and December 31, 2002, respectively. Included in this deficit at June 30, 2003 are short-term Medicare liabilities of $7.8 million which the Company does not expect to be required to fully liquidate in cash during 2003. These Medicare liabilities include $3.1 million owed by a subsidiary of the Company currently in bankruptcy, and anticipated cost report settlements yet to be finalized. At the time these settlement amounts are agreed with the fiscal intermediary acting on behalf of CMS, the Company intends to apply for thirty-six month, or longer, payment plans. These can be no assurance that such requests will be granted.

The Company has certain other contingencies and reserves, including litigation reserves, recorded as current liabilities at June 30, 2003 that management believes will not be required to liquidate in cash during 2003. However, in the event that all current liabilities become due within twelve months, the Company may be required to obtain debt financing and/or sell securities on unfavorable terms, which could impact the Company’s future reported earnings per share by either increasing interest costs or by dilution to existing shareholders. There can be no assurance that such action may not be necessary to ensure appropriate liquidity for the operations of the Company.

10.    Income Taxes

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

Total income tax expense (benefit) for the three and six month periods ended June 30, 2003 and 2002 is as follows (in 000’s):

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
Current income tax expense	$56	$299	$89	$379
Deferred income tax expense (benefit)	868	687	1,537	(831)

Total income tax expense (benefit)	$924	$986	$1,626	$(452)

Total tax expense on income before taxes resulted in effective tax rates that differed from the federal statutory income tax rate. A reconciliation of these rates is as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
Income taxes computed on federal statutory rate	35%	35%	35%	35%
State income taxes and other	2	2	2	5
Removal of valuation allowance	—	—	—	(50)
Nondeductible expenses and other	1	—	1	1

Total	38%	37%	38%	(9)%

Net deferred tax assets consist of the following components as of June 30, 2003 and December 31, 2002 (in 000’s):

	June 30, 2003	December 31, 2002
Deferred tax assets:
NOL carryforward	$1,735	$3,101
Allowance for doubtful accounts	811	691
Self-insurance reserves	317	304
Deferred revenue	1,634	1,634
Losses of consolidated subsidiaries not consolidated for tax purposes, expiring beginning in 2010	140	140
Expenses not currently deductible for tax purposes	1,161	670
Other	297	566
Deferred tax liabilities:
Amortization of intangible assets	(2,476)	(2,069)
Property and equipment	(1,634)	(1,523)

Net deferred tax assets	$1,985	$3,514

11.    Effect of New Financial Accounting Standards

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a company to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. The measurement provisions of this statement apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure provisions apply to financial statements for periods ending after December 15, 2002. See further discussion of guarantees in Note 17. The Company has adopted the measurement provisions of this statement in the first quarter of 2003 and the adoption did not have a material effect on the Company’s financial statements.

In January 2003, the FASB issue FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority voting interest. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risks and rewards of ownership. The provisions of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any variable interest entities; therefore, adoption of this statement in the first quarter of 2003 did not have an effect on the Company’s financial statements.

12.    Goodwill and Other Intangible Assets

In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective January 1, 2002. Changes in the carrying amount of goodwill for the three and six month periods ended June 30, 2003 and 2002 are as follows (in 000s):

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
Balance at beginning of period	$25,567	$22,224	$25,581	$22,217
Intangibles acquired (reduced) in period	(14)	1,827	(28)	1,834

Balance at end of period	$25,553	$24,051	$25,553	$24,051

13.    Private Placement of Common Stock

On April 26, 2002, the Company completed a private placement of 1,460,000 shares of Common Stock with private investors at a price of $6.94 per share. This placement provided net proceeds to the Company of approximately $9.4 million. The Company engaged Belle Haven Investments, L.P. (“BHI”) and Sanders Morris Harris (“Sanders”) as placement agents for this transaction pursuant to which BHI received $544,300 in cash and BHI and its principals received warrants to purchase up to 64,500 shares of common stock exercisable at $8.12 per share and Sanders received $15,615 in cash and warrants to purchase up to 4,500 shares of common stock exercisable at $8.12 per share. Through June 30, 2003, the Company has used the net proceeds i) to pay $1,560,000 of outstanding Medicare liabilities for which the Company was paying interest at an average annual rate of 13.75%, ii) in connection with acquisitions of $1,000,000, iii) to decrease borrowings under its lines of credit agreements, and iv) to increase cash balances.

14.    Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the six months ended June 30, 2003 (in 000’s, except share information):

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Total Stockholders’ Equity
Balance, December 31, 2002	9,163,809	$9	$29,439	$(25)	$(12,460)	$16,963
Issuance of stock for Employee Stock Purchase Plan	69,633	—	312	—	—	312
Issuance of stock for 401(k) match	130,043	1	678	—	—	679
Exercise of warrants	149,158	—	462	—	—	462
Exercise of stock options	17,000	—	51	—	—	51
Tax benefit from stock option exercises	—	—	9	—	—	9
Net income	—	—	—	—	2,663	2,663

Balance, June 30, 2003	9,529,643	$10	$30,951	$(25)	$(9,797)	$21,139

15.    Restructuring

In response to the significant reduction in Medicare reimbursement effective October 1, 2002 (Note 4) and in anticipation of the further reduction that occurred on April 1, 2003, management initiated major changes in its operations, including termination of employees and abandonment and buyouts of certain leased space in December 2002. As a result of this restructuring plan, 117 employees were terminated. In 2002, the Company recorded $1,640,000 of costs associated with its restructuring plan. These costs were comprised of $1,209,000 for employee severance and $431,000 of costs associated with the abandonment and buyout of existing operating leases that were included in general and administrative expenses for the year ended December 31, 2002. During 2002, $262,000 of termination benefits were paid associated with the termination of 83 employees and charged against the accrued expenses, and in the six months ended June 30, 2003 $566,000 of termination benefits, and $154,000 of costs associated with the abandonment and buyout of operating leases were paid and charged against the accrued expenses. There were no other changes to the accrued liability. At June 30, 2003, a liability of $658,000 remains in other accrued liabilities for the unpaid portion of the benefits and lease cancellation payments and buyouts associated with the restructuring plan.

16.    Health Insurance Portability and Accountability Act

The Health Insurance Portability and Accountability Act (“HIPAA”) was enacted August 21, 1996 to assure health insurance portability, reduce health care fraud and abuse, guarantee security and privacy of health information and enforce standards for health information. Organizations were required to be in compliance with certain HIPAA provisions relating to security and privacy beginning April 14, 2003. Organizations are subject to significant fines and penalties if found not to be compliant with the provisions outlined in the regulations. Regulations issued pursuant to HIPAA impose ongoing obligations relative to training, monitoring and enforcement, and management has implemented processes and procedures to ensure continued compliance with these regulations.

Pursuant to the provisions of HIPAA, covered health care providers were required to comply with the statute’s electronic Health Care Transactions and Code Sets Requirements by October 16, 2002, or secure automatic one-year extensions to the deadline. Prior to the regulatory deadline, the Company and its subsidiaries secured the automatic one year extension in accordance with the directives of CMS. The extension affords the Company and its subsidiaries until October 16, 2003 to attain compliance with these regulatory requirements.

17.    Guarantees

At June 30, 2003, the Company has issued guarantees aggregating $654,000 related to office leases of subsidiaries. Approximately $156,000 of this amount is related to guarantees on locations that have been sold which the Company has the right to recover amounts under the sale agreement from the buyer, if payments are requested. The Company has not received any requests to make payments under these guarantees. Approximately $89,000 is related to locations that have been closed and the landlords have obtained judgements against the Company for unpaid rent. The Company has reserved substantially all of these amounts in Legal settlements at June 30, 2003. The above amounts were $769,000, $158,000 and $89,000 respectively at December 31, 2002.

18.    Stock-Based Compensation

The Company has two stock option plans, the Amedisys, Inc. 1998 Stock Option Plan and the Amedisys, Inc. Directors Stock Option Plan (“the Plans”). The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” permit the continued use of the intrinsic value-based method prescribed by APB 25, but require additional disclosures, including pro-forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by SFAS 123 had been applied. The following table illustrates the effect on net income per share if the Company had recognized compensation expense for the Plans using the fair-value recognition method in SFAS 123 (in 000’s, except per share amounts):

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
Net income:
As reported	$1,514	$1,660	$2,663	$5,662
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of taxes	(116)	(138)	(333)	(401)

Pro forma	$1,398	$1,522	$2,330	$5,261

Basic earnings per share:
As reported	$0.16	$0.19	$0.28	$0.72
Pro forma	$0.15	$0.18	$0.25	$0.67
Diluted earnings per share:
As reported	$0.16	$0.18	$0.28	$0.67
Pro forma	$0.14	$0.17	$0.24	$0.62
Black-Scholes option pricing model assumptions:
Risk free interest rate	4.26-5.16%	4.57-5.80%	4.26-5.16%	4.57-5.80%
Expected life (years)	10	10	10	10
Volatility	98.20-110.35%	92.28-115.18%	98.20-110.35%	92.28-115.18%
Expected annual dividend yield	—	—	—	—

19.    Receivable from National Century Financial Enterprises

In November 2002, the Company elected to terminate its asset financing facility with NPF VI, Inc. (“NPF VI”) and advised its payors that payments should be directed to the bank accounts of the Company rather than bank accounts controlled by NPF VI under collateral arrangements for the facility. NPF VI has filed for Chapter 11 bankruptcy. The Company is taking legal and other action to recover funds that have not been released to the Company. During the fourth quarter of 2002, the Company recorded a full reserve of approximately $7.1 million related to this receivable.

In the second quarter of 2003, the Company received $56,000 in funds in connection with this receivable, which is recorded in Other income. The Company does not expect to receive additional funds other than through the legal and other actions referred to above.

The Company continues to make monthly payments on its note with NPF Capital, which is a separate entity from NPF VI.

20.    Subsequent Events

Effective July 1, 2003, the Company, through its wholly-owned subsidiary Amedisys Arkansas, L.L.C., acquired certain assets and liabilities of Van Buren H.M.A., Inc. associated with their home health care operations in Van Buren, Arkansas. In connection with this acquisition, the Company will record approximately $391,000 of goodwill and other intangibles in the third quarter of 2003.

Effective August 1, 2003, the Company, through its wholly-owned subsidiary Amedisys LA Acquisitions, LLC., acquired substantially all of the assets and certain liabilities of Standard Home Health Care Inc. and Cypress Health Services, LLC, collectively trading as Metro Preferred Home Care (“Metro”). In consideration for the acquired assets and liabilities, the Company paid $6,000,000 cash at closing and executed a three-year promissory note in the amount of $1,000,000, which is subject to achievement of certain minimum earnings of the acquired operations, and issued 163,000 shares of Amedisys, Inc. common stock, for a total purchase price of approximately $8,000,000. The promissory note, bearing a maximum interest rate of 5% per annum, is payable in arrears in equal quarterly installments, plus accrued interest, beginning November 2003. In connection with this acquisition, the Company will record substantially all of the purchase price as goodwill and other intangibles in the third quarter of 2003.

In 1999, the Company discovered questionable conduct involving the former owner of one of its smaller agencies, which occurred between 1994 and 1997. The Company conducted an initial audit (using an independent auditor) and voluntarily disclosed the irregularities to the Department of Health and Human Services’ Office of the Inspector General (“OIG”). Thereafter, the government examined the disclosed activities; and during the second quarter of 2002, the Company conducted a further audit of relevant claims was initiated at the request of the OIG, which was completed during the third quarter of 2002. In February 2003, the OIG offered a settlement that included certain penalties not previously anticipated by the Company, as the Company self reported the matter. On August 8, 2003, the Company signed both a Settlement Agreement and a Corporate Integrity Agreement with the OIG and Department of Justice. The Settlement Agreement provides for payment of a financial settlement in three equal annual payments of $386,000, with the first payment being made on the date of execution. This agreement also obliges the Company to amend previously filed cost reports to deduct costs incurred by the Company for audit and investigation of this matter. The Corporate Integrity Agreement, which is binding for a three-year period, requires that the Company maintain its existing Compliance Program and provides for enhanced training requirements, annual claims audits of the subject agency by an independent reviewer, and regular reporting to the OIG. This agreement provides for stipulated penalties in the event of non-compliance by the Company, including the possibility of exclusion from the Medicare program. The Company believes that these obligations will not materially affect the Company’s operations, or financial performance, over the period of the agreement, although no assurances can be provided that the ultimate cost will not be materially different.

Item 2. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

        OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein, and the Financial Statements and Notes and the related Management’s Discussion and Analysis in the Company’s Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

Three and Six Months ended June 30, 2003 compared to Three and Six Months ended June 30, 2002

Net Service Revenue.    Net service revenue decreased $660,000 or 2% for the three months ended June 30, 2003 and $1,378,000, or 2%, for the six months ended June 30, 2003 as compared to the same periods in 2002. For the three months ended June 30, 2003 as compared to the same period in 2002, this decrease was attributed to a $1,114,000 decline in revenue from non-Medicare payors, primarily as a result of management’s decision in the fourth quarter of 2002 to exit certain insurance and managed care contracts, although this was partially offset by an increase in Medicare revenue of $454,000. This increase in Medicare revenue, despite the reimbursement reductions referred to in Liquidity and Capital Resources, reflects an increase in total Medicare patient admissions and an improvement in revenue per episode. This improvement is a result of more intensive analysis of episodes while they are in progress rather than on a retrospective basis, and has been made possible through several technical improvements to the information systems used by the Company. In particular, the use of scanning technology and associated edits of admission data, has allowed the Company to standardize, and minimize inconsistencies in, assessment data. Further, exception reporting on a real time basis has allowed a centralized episode review team to operate in tandem with both admission nurses and clinical review staff in each of the Company’s operating locations to achieve more consistent clinical outcomes. In the quarter ended June 30, 2003, the Company recorded an additional expense of $534,000 with respect to partial episode payments expected to be repaid to CMS over approximately the next two years. This expense is reflected as a reduction in revenue.

For the six months ended June 30, 2003, as compared to the same period in 2002, the decline in revenue of $1,378,000 is attributable to a decline in non-Medicare revenue of $1,547,000 offset by a $169,000 increase in Medicare revenue. This increase in Medicare revenue is primarily attributable to all of the factors outlined above.

Total patient admissions for the quarter, and six months, ended June 30, 2003 declined from the prior year by, 7%, and 3%, respectively. Medicare patient admissions, however, increased by approximately 10% for both the three, and six, months ended June 30, 2003 over the comparable periods of 2002. The increase in Medicare admissions for the most recent quarter is comprised primarily of internal growth (see below) of 8% and acquisitions with full operations during the quarter ended June 30, 2003 of 2%. Admissions from other non-Medicare payors declined from 3,295 in the quarter ended June 30, 2002 to 1,862 in the same period in 2003, and from 6,263 in the six months ended June 30, 2002 to 4,048 in the comparable period of 2003 due to the Company’s decision to terminate certain contracts in the fourth quarter of 2002.

The Company has elected to define internal growth to include growth from operating locations owned by the Company for more than twelve months, any start up locations initiated by the Company, and from those acquisitions where the monthly Medicare admissions at the acquired locations does not exceed 1% of total Company admissions in the month of acquisition.

Cost of Revenue.    Cost of revenue decreased by 10% and 9% for the three and six months ended June 30, 2003 as compared to the same periods in 2002. These decreases are attributable to decreased expenses relating to the clinical manager and program manager positions as well as decreased field staff costs and mileage costs as a result of the overall decline in patient visits. Patient visits decreased by 39,000, or 14%, and 79,000, or 14%, for the three and six months ended June 30, 2003 when compared with the same periods in 2002, primarily as a result of a decrease in the number of visits associated with Medicare episodes of care, and the decline in non-Medicare admissions referred to above. The decline in the number of visits associated with Medicare episodes of care derives from greater adherence by clinical staff to the clinical tracks used by the Company.

General and Administrative Expenses (“G&A”).    G&A increased by $1.2 million, or 8%, for the three months ended June 30, 2003 and $2.3 million, or 8% for the six months ended June 30, 2003, as compared to the same periods in 2002. As a percentage of net service revenue, G&A increased to 51% for the both the three, and six, months ended June 30, 2003 from 47% for the same periods of 2002. The increase for the three months ended June 30, 2003 is primarily attributable to increases in accrued bonuses ($600,000), increased fees associated with professional and legal services ($600,000), and fees associated with the use of an outside contractor for the scanning technology referred to in Note 4 above.

For the six months ended June 30, 2003, the increase is primarily attributable to amounts paid for retention bonuses during 2002 that were expensed through June 30, 2003 ($600,000), increases in accrued bonuses ($1,200,000), increases in other expenses, which include an additional reserve for the OIG matter referred to in Liquidity and Capital Resources, increased fees associated with professional services ($1,000,000), offset by a decrease in benefit costs as a result of lower than anticipated utilization of the Company’s health plan and lower bad debt expense. Increased fees were primarily caused by the Company engaging the services of attorneys with respect to the NCFE matter (see Note 19), and in relation to applications and associated appeals for Certificates of Need (“CON”) required for service area expansion.

Operating Income.    The Company had operating income of $2.6 million for the three months ended June 30, 2003 and $4.7 million for the six months ended June 30, 2003 as compared with $3.0 million and $6.0 in the same periods of 2002. This decrease is attributable to both the decline in revenue and increase in expenses discussed above.

Other Income and Expense.    Other expense, net decreased by $201,000 or 63%, to $118,000 for the three months ended June 30, 2003 and $297,000 or 40% for the six months ended June 30, 2003 as compared to the same periods in 2002. This decrease is primarily attributed to lower interest expense incurred during 2003 attributable to lower interest-bearing liabilities and a lower interest rate on the note to NPF Capital, offset by the receipt of $56,000 in relation to amounts previously reserved for the NCFE matter (see Note 19 to the financial statements), and $125,000 received by the Company as consideration for declining to participate further in the CON process.

Income Tax Expense (Benefit).    Income tax expense of $924,000 was recorded for the three months ended June 30, 2003 and $1,626,000 for the six months ended June 30, 2003. An effective income tax rate of 38% was recorded on income before taxes during this period. The income tax benefit for the six months ended June 30, 2002 resulted primarily from elimination of the valuation allowance that had been recorded for net deferred tax assets.

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

Medicare Revenue Recognition

Prior to the implementation of the Medicare Prospective Payment System (“PPS”) on October 1, 2000, reimbursement for home health care services to patients covered by the Medicare program was based on allowable costs subject to certain limits. Final reimbursement was determined after submission of annual cost reports and audits thereof by the Medicare fiscal intermediaries, which often result in overpayments, which the Company is obligated to return to Medicare, or underpayments, which Medicare is obligated to pay to the Company. Retroactive adjustments have been accrued on an estimated basis in the period the related services were rendered and will be adjusted in future periods as final settlements are determined. Estimated settlements for cost report years ended 1997 and subsequent years, which are still subject to audit by the intermediary and the Department of Health and Human Services, are recorded in short-term and long-term Medicare liabilities. Under the new PPS rules, annual cost reports are still required as a condition of participation in the Medicare program, but there are no final settlements or retroactive adjustments.

The Company is paid by Medicare based on episodes of care. An episode of care is defined as a length of care up to sixty days with multiple continuous episodes allowed. A base episode payment is established by the Medicare Program through federal legislation for all episodes of care ended on or after the applicable time periods detailed below:

Period	Base episode payment
Beginning October 1, 2000 through March 31, 2001	$2,115 per episode
April 1, 2001 through September 30, 2001	$2,264 per episode
October 1, 2001 through September 30, 2002	$2,274 per episode
October 1, 2002 through September 30, 2003	$2,159 per episode
October 1, 2003 through September 30, 2004	$2,231 per episode(*)

*	based on current legislation, see Note 4

With respect to Medicare, the applicability of a change in its base episode payment rate is dependent upon the completion date of the episode; therefore, changes in base episode payments, both positive and negative, will impact the financial results of the Company up to sixty days in advance of the effective date (see Note 4).

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

Medicare revenue is recognized as services are provided based on the number of patient visits performed during the reporting period and historical weighted average revenue per visit (“Rate”). This Rate is based on the historical average final episode payment divided by the historical average number of visits per episode. Episodes in progress at the end of the reporting period are reviewed on a percentage of completion basis using the historical average total number of visits per episode. The Company further refined its Medicare revenue recognition process during the year ended December 31, 2002 through an analysis of all episodes completed from October 1, 2000 through December 31, 2002 with respect to the historical average calculations referred to above. No material modifications resulted from this process. The Company has continued this analysis on a monthly basis through June 30, 2003 and intends to continue this analysis on an ongoing basis.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Company’s debt obligations at June 30, 2003 (in 000’s):

	Payments Due by Period
Debt Obligations	Total	Less than 1 year	1-3 years	4-5 years
Long-Term Debt	$6,494	$3,615	$2,879	$—
Capital Lease Obligations	2,608	2,274	310	24
Medicare Liabilities	11,239	7,795	3,444	—

Total Debt Cash Obligations	$20,341	$13,684	$6,633	$24

At June 30, 2003, the Company was indebted under various promissory notes for $6.5 million, including amounts due for the Company’s note with NPF Capital, Inc. of $4.7 million (“the NPF Note”). The Company’s principal and interest requirements due under all promissory notes are approximately $4.0 million for those due in less than one year, and $3.0 million thereafter. At June 30, 2003 the Company also had obligations under capital leases of $2.6 million, including amounts due to CareSouth under the License Agreement of $1.7 million. The Company’s principal and interest requirements due under all capital leases are approximately $2.4 million for those due in less than one year and $357,000 thereafter.

As of June 30, 2003, the Company estimates an aggregate payable to Medicare of $11.2 million, of which $7.8 million is reflected as a current liability in the accompanying balance sheet, and $3.4 million is reflected as a long-term Medicare liability.

For the cost report year ended December 31, 2000, the Company has estimated aggregate overpayments by Medicare of $7.2 million as of June 30, 2003. Of this amount, $5.0 million is attributable to aggregate overpayments, $4.7 million of which was related to a one-time advance by Medicare. These amounts are currently being repaid to Medicare in thirty-six (36), forty-eight (48), or sixty (60) equal monthly installments pursuant to agreements reached with Centers for Medicare & Medicaid Services (“CMS”) during 2002 and 2003, including interest at 12.625%. The obligation may be prepaid at any time without penalty, are unsecured and contain no financial covenants. However, should the Company fail to pay an installment on the due date, CMS is entitled to withhold the full amount of principal due under the relevant agreement from any amounts otherwise due to the Company.

The $2.2 million balance as of June 30, 2003 due for the cost report year ended December 31, 2000, reflects the

Company’s estimate of amounts likely to be assessed by CMS when Medicare audits of the various subsidiaries are complete, expected to be during 2003.

For the cost report years ended 1999 and prior, the Company has an estimated net payable of $3.2 million, all of which is reflected in current liabilities in the accompanying consolidated balance sheets. Of this amount, $3.5 million is related to a bankrupt subsidiary ($3.1 million), and to various providers closed prior to 1999. It is not clear whether the Company will have any responsibility for that amount if the debt of the subsidiary is discharged in bankruptcy. An additional amount of $1.0 million was reserved during the fourth quarter of 2002 as a result of the fiscal intermediary notifying the Company that it had reopened previously settled cost reports for the fiscal year ended December 31, 1997, and the Company has an estimated receivable of $1.3 million in relation to the fiscal year ended December 31, 1999. Additionally, reserves associated with the Company’s Medicare liabilities for the periods prior to October 1, 2000 were increased, and Medicare revenue decreased, by $402,000 to account for the uncertainty surrounding the finalization by the appropriate fiscal intermediary of certain cost reports. The Company has a general reserve of $800,000 to cover potential changes to estimates, and the possibility that the fiscal intermediary may reopen previously settled cost reports.

The fiscal intermediary, acting on behalf of CMS, has finalized cost reports for some, but not all, of the Company’s provider numbers in relation to the fiscal years ended December 31 1999, and 2000, and is entitled to reopen settled cost reports for up to three years after issuing final assessments.

The Company’s operating activities provided $12,138,000 in cash during the six months ended June 30, 2003, whereas such activities provided $12,098,000 in cash during the six months ended June 30, 2002. Cash provided by operating activities in 2003 is primarily attributable to net income of $2,663,000; net non-cash items of depreciation and amortization of $1,502,000, provision for bad debts of $998,000, and deferred income taxes of $1,529,000; and changes in assets and liabilities of $5,437,000. These asset and liability changes include a decrease in accounts receivable of $3.7 million due to improvements made in the Company’s billing processes, and an increase in accrued expenses of $2.1 million due to accruals for bonuses, insurance reserves, and the anticipated settlement with OIG, offset by a decrease in accounts payable.

Investing activities used $623,000 for the six months ended June 30, 2003, whereas such activities used $1,431,000 for the six months ended June 30, 2002. Cash used by investing activities in 2003 is attributed to the purchase of property and equipment of $623,000. The Company does not expect that capital expenditures in fiscal 2003 will exceed $2.0 million, as compared with $1.3 million in 2002.

Financing activities used cash during the six months ended June 30, 2003 of $3,575,000, whereas such activities used $4,261,000 during the same period in 2002. Cash used by financing activities in 2003 is primarily attributed to payments on notes payable and capital leases of $3,472,000 and decreases in Medicare liabilities of $1,607,000, offset by $679,000 in proceeds from the issuance of notes payable and capital leases and $825,000 of proceeds received from the issuance of stock upon exercise of stock options and warrants and the purchase of stock through the Company’s Employee Stock Purchase Plan.

A scheduled reduction to Medicare base episode payments was implemented effective October 1, 2002 for all episodes of care ended on or after October 1, 2002 and reflected an actual decrease of 7%, offset by an inflationary update of 2.1%, resulting in a net decrease to reimbursement of approximately 5.05%. This decrease would have resulted in lower revenues of approximately $3.0 million in the six month period ended June 30, 2003 when compared with the same periods of 2002 had the Company not mitigated this change in the manner described below.

In addition to the reduction effective October 1, 2002, a 10% increase in payments that began April 1, 2001 for serving patients in rural areas expired on March 31, 2003. Patients in rural areas account for approximately 30% of the Company’s patient population. In the quarter ended March 31, 2003, the Company reflected a decrease to Medicare revenues of approximately $200,000 for patients in rural areas with 60-day episodes that were completed on or after April 1, 2003, and has calculated that the impact on the quarter ended June 30, 2003, and in subsequent quarters would have been approximately $900,000.

However, the Company has substantially mitigated these reductions through a combination of increased admissions, increased episodes per patient, and revenue per episode that was higher than indicated by the changes outlined above. Revenue per episode has improved as a result of more intensive analysis of episodes while they are in progress rather than on a retrospective basis, and has been made possible through several technical improvements to the information systems utilized by the Company. In particular, by making available exception reporting on a real time basis when combined with the use of scanning technology and associated edits of admission data, has allowed a centralized episode review team to operate in tandem with both admission nurses, and clinical review staff, based in each of the Company’s operating locations.

Legislation currently in effect will provide an increase in episode payments to cover inflationary changes each October 1, although there is no guarantee that Congress will not alter this payment mechanism either this year, or in subsequent years. The scheduled rate increase for October 1, 2003 is currently a 3.3% increase to the base episode payment, although this will be reduced to approximately 3.0% when wage adjustments specific to each of the Company’s operating locations are included. There is no guarantee that this increase will not be changed prior to the October 1 effective date.

With respect to Medicare base episode payment changes, the applicability of the change is dependent upon the completion date of the episode; therefore, changes in payments, both positive and negative, will impact the financial results of the Company up to sixty days in advance of the effective date of the change.

The Company had a working capital deficit of $4,102,000 and $8,532,000 at June 30, 2003 and December 31, 2002, respectively. Included in this deficit at June 30, 2003 are short-term Medicare liabilities of $7.8 million which the Company does not expect to be required to fully liquidate in cash during 2003. These Medicare liabilities include $3.1 million owed by a subsidiary of the Company currently in bankruptcy, and anticipated cost report settlements yet to be finalized. At the time these settlement amounts are agreed with the fiscal intermediary acting on behalf of CMS, the Company intends to apply for thirty-six month, or longer, payment plans. These can be no assurance that such requests will be granted.

The Company has certain other contingencies and reserves, including litigation reserves, recorded as current liabilities at June 30, 2003 that management believes will not be required to liquidate in cash during 2003. However, in the event that all current liabilities become due within twelve months, the Company may be required to obtain debt financing and/or sell securities on unfavorable terms, which could impact the Company’s future reported earnings per share by either increasing interest costs or by dilution to existing shareholders. There can be no assurance that such action may not be necessary to ensure appropriate liquidity for the operations of the Company.

In 1999, the Company discovered questionable conduct involving the former owner of one of its smaller agencies, which occurred between 1994 and 1997. The Company conducted an initial audit (using an independent auditor) and voluntarily disclosed the irregularities to the Department of Health and Human Services’ OIG. Thereafter, the government examined the disclosed activities; and during the second quarter of 2002, the Company conducted a further audit of relevant claims was initiated at the request of the OIG, which was completed during the third quarter of 2002. In February 2003, the OIG offered a settlement that included certain penalties not previously anticipated by the Company, as the Company self reported the matter. On August 8, 2003, the Company signed both a Settlement Agreement and a Corporate Integrity Agreement with the OIG and Department of Justice. The Settlement Agreement provides for payment of a financial settlement in three equal annual payments of $386,000, with the first payment being made on the date of execution. This agreement also obliges the Company to amend previously filed cost reports to deduct costs incurred by the Company for audit and investigation of this matter. The Corporate Integrity Agreement, which is binding for a three-year period, requires that the Company maintain its existing Compliance Program and provides for enhanced training requirements, annual claims audits of the subject agency by an independent reviewer, and regular reporting to the OIG. This agreement provides for stipulated penalties in the event of non-compliance by the Company, including the possibility of exclusion from the Medicare program. The Company believes that these obligations will not materially affect the Company’s operations, or financial performance, over the period of the agreement, although no assurances can be provided that the ultimate cost will not be materially different.

INFLATION

The Company does not believe that inflation has had a material effect on its results of operations for the three or six month periods ended June 30, 2003.

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

None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual shareholders’ meeting of the Company was held on June 12, 2003 for election of five directors to serve until the next annual meeting of the shareholders of the Company. The nominated individuals were William F. Borne, CEO of Amedisys, Inc.; Ronald A. LaBorde, formerly President and CEO of Piccadilly Cafeterias, Inc. (resigned May 5, 2003); Jake L. Netterville, Chairman of the Board of Directors of Postlethwaite and Netterville, a professional accounting firm; David R. Pitts, President and CEO of Pitts Management Associates, Inc.; and Peter F. Ricchiuti, Assistant Dean and Director of Research of BURKENROAD Reports at Tulane University’s A.B. Freeman School of Business. These individuals were elected with the following votes:

Director	Votes in Favor	Votes Withheld
Mr. Borne	7,886,332	8,625
Mr. LaBorde	7,886,407	8,550
Mr. Netterville	7,886,407	8,550
Mr. Pitts	7,886,407	8,550
Mr. Ricchiuti	7,886,407	8,550

Item 5.    OTHER INFORMATION

None.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit No.		Identification of Exhibit

3.1	(4)	—Certificate of Incorporation

3.2	(3)	—Bylaws

4.2	(1)	—Common Stock Specimen

4.7	(2)	—Shareholder Rights Agreement

21.1	(1)	—List of Subsidiaries

31.1	(5)	— Certification of William F. Borne, Chief Executive Officer

31.2	(5)	—Certification of Gregory H. Browne, Chief Financial Officer

32.1	(5)	— Certification of William F. Borne, Chief Executive Officer

32.2	(5)	—Certification of Gregory H. Browne, Chief Financial Officer

(1)	Previously filed as an exhibit to the Registration Statement on Form S-3 dated March 11, 1998.
(2)	Previously filed as an exhibit to the Current Report on Form 8-K dated June 16, 2000 and the Registration Statement on

Form 8-A dated June 16, 2000.

(3)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2001.
(4)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2002.
(5)	Filed herewith.

(b)    Reports on Form 8-K

On May 13, 2003 the Company filed a Current Report on Form 8-K with the SEC attaching a press release announcing operating results for the quarter ended March 31, 2003 and announcing a conference call to be hosted.

On May 20, 2003 the Company filed a Current Report on Form 8-K with the SEC attaching transcript of the teleconference call held on May 13, 2003 to discuss 1st quarter 2003 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMEDISYS, INC.

By:	/S/ GREGORY H. BROWNE
Gregory H. Browne Chief Financial Officer

DATE: August 14, 2003