Form 10-Q
period 2003-09-30
AMEDISYS INC
filed 2003-11-10
CIK 896262

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-24260

AMEDISYS, INC.

(Exact Name of Registrant as Specified in Charter)

Delaware	11-3131700
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Number of shares of Common Stock, par value $.001, outstanding as of November 5, 2003: 9,893,838 shares

Item 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 30, 2003 and December 31, 2002

(Dollar amounts in 000’s, except share data)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$10,064	$4,861
Patient accounts receivable, net of allowance for doubtful accounts of $2,641 at September 30, 2003 and $1,865 at December 31, 2002	11,567	14,102
Prepaid expenses	1,428	1,600
Deferred income taxes	2,424	1,803
Inventory and other current assets	955	857

Total current assets	26,438	23,223

Property and equipment, net	6,919	8,257
Deferred income taxes	—	1,711
Other assets, net	34,331	25,768

Total assets	$67,688	$58,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

Accounts payable	$2,411	$2,495
Accrued expenses:
Payroll and payroll taxes	8,755	6,504
Insurance	2,265	2,171
Income taxes	641	297
Legal settlements	1,292	1,887
Other	3,491	3,074
Current portion of long-term debt	3,970	3,903
Current portion of obligations under capital leases	1,773	2,476
Current portion of Medicare liabilities	8,433	8,948

Total current liabilities	33,031	31,755

Long-term debt	2,829	4,474
Obligations under capital leases	396	1,042
Deferred income taxes	1,766	—
Long-term Medicare liabilities	3,078	3,898
Other long-term liabilities	1,212	827

Total liabilities	42,312	41,996

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 30,000,000 shares authorized; 9,850,454 and 9,163,809 shares issued at September 30, 2003 and December 31, 2002, respectively	10	9
Additional paid-in capital	32,807	29,439
Treasury stock at cost (4,167 shares of common stock held at September 30, 2003 and December 31, 2002)	(25)	(25)
Accumulated deficit	(7,416)	(12,460)

Total stockholders’ equity	25,376	16,963

Total liabilities and stockholders’ equity	$67,688	$58,959

See accompanying notes to consolidated financial statements

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2003 and 2002

(Unaudited, Dollar amounts in 000’s, except per share data)

	Three months ended		Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net service revenue	$37,048	$33,066	$100,374	$97,770
Cost of service revenue	15,199	15,079	41,208	43,521

Gross margin	21,849	17,987	59,166	54,249

General and administrative expenses:
Salaries and benefits	10,462	9,428	30,204	28,495
Other	7,495	6,157	20,330	17,394

Total general and administrative expenses	17,957	15,585	50,534	45,889

Operating income	3,892	2,402	8,632	8,360

Other income and expense:
Interest income	18	36	59	78
Interest expense	(296)	(456)	(997)	(1,453)
Other income (expense), net	273	(58)	482	148

Total other expense, net	(5)	(478)	(456)	(1,227)

Income before income taxes	3,887	1,924	8,176	7,133

Income tax expense	1,506	705	3,132	253

Net income	$2,381	$1,219	$5,044	$6,880

Basic weighted average common shares outstanding	9,713	9,058	9,507	8,283

Basic income per common share	$0.25	$0.13	$0.53	$0.83

Diluted weighted average common shares outstanding	10,108	9,594	9,756	8,843

Diluted income per common share	$0.24	$0.13	$0.52	$0.78

See accompanying notes to consolidated financial statements

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2003 and 2002

(Unaudited, Dollar amounts in 000’s)

	Nine months ended
	September 30, 2003	September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,044	$6,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,276	2,250
Provision for bad debts	1,581	2,078
Deferred income taxes	2,856	(355)
Tax benefit from stock option exercises	9	—
Compensation expense	102	—
Other	—	(95)
Changes in assets and liabilities:
Decrease in accounts receivable	954	6,724
Decrease (increase) in inventory and other current assets	143	(1,966)
Increase in other assets	(289)	(173)
Decrease in accounts payable	(85)	(495)
Increase (decrease) in accrued expenses	3,428	(274)

Net cash provided by operating activities	16,019	14,574

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(745)	(907)
Cash used in purchase acquisitions	(6,304)	(1,875)
Partnership distributions	—	(66)

Net cash used in investing activities	(7,049)	(2,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on line of credit agreements	—	(7,422)
Proceeds from issuance of notes payable and capital leases	1,151	916
Payments on notes payable and capital leases	(5,130)	(5,312)
Decrease in Medicare liabilities, net	(1,335)	(2,701)
Increase (decrease) in long-term liabilities	387	(137)
Proceeds from private placement of stock, net	—	9,526
Proceeds from issuance of stock from Employee Stock Purchase Plan	463	531
Proceeds from issuance of stock upon exercise of stock options and warrants	697	447

Net cash used in financing activities	(3,767)	(4,152)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,203	7,574
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,861	3,515

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,064	$11,089

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$912	$1,351

Income taxes	$21	$817

See accompanying notes to consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization

Amedisys, Inc. (“Amedisys” or “the Company”) is a multi-state provider of home health care nursing services. At September 30, 2003, the Company operated seventy-five home care nursing offices and two corporate offices in the southern and southeastern United States.

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2003, the results of operations for the three and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the interim periods are not necessarily indicative of results of operations for the entire year. These interim consolidated financial statements should be read in conjunction with the Company’s annual financial statements and related notes in the Company’s Form 10-K.

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

Prior to the implementation of the Medicare Prospective Payment System (“PPS”) on October 1, 2000, reimbursement for home health care services to patients covered by the Medicare program was based on reimbursement of allowable costs subject to certain limits. Final reimbursement was determined after submission of annual cost reports and audits thereof by the fiscal intermediaries. Retroactive adjustments have been accrued on an estimated basis in the period the related services were rendered and will be adjusted in future periods as final settlements are determined. Estimated settlements for cost report years 1997 through September 30, 2000, which are still subject to audit by the intermediary and the Department of Health and Human Services, are recorded in short-term and long-term Medicare liabilities. Under the new PPS rules, annual cost reports are still required as a condition of participation in the Medicare program, but there are no material final settlements or retroactive adjustments.

The Company is paid by Medicare based on episodes of care. An episode of care is defined as a length of care up to sixty days with multiple continuous episodes allowed. A base episode payment is established by the Medicare Program through federal legislation for all episodes of care ended on or after the applicable time periods detailed below:

Period	Base episode payment
Beginning October 1, 2000 through March 31, 2001	$2,115 per episode
April 1, 2001 through September 30, 2001	$2,264 per episode
October 1, 2001 through September 30, 2002	$2,274 per episode
October 1, 2002 through September 30, 2003	$2,159 per episode
October 1, 2003 through September 30, 2004	$2,231 per episode	(*)

*	based on current legislation, see Note 4

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

Medicare revenue is recognized as services are provided based on the number of patient visits performed during the reporting period and historical weighted average revenue per visit (“Rate”). This Rate is based on the historical average final episode payment divided by the historical average number of visits per episode. Episodes in progress at the end of the reporting period are reviewed on a percentage of completion basis using the historical average total number of visits per episode. The Company further refined its Medicare revenue recognition process during the year ended December 31, 2002 through an analysis of all episodes completed from October 1, 2000 through December 31, 2002 with respect to the historical average calculations referred to above. No material modifications resulted from this process. The Company has continued this analysis on a monthly basis through September 30, 2003 and intends to continue this analysis on an ongoing basis.

3. Earnings Per Share

Earnings per common share are based on the weighted average number of shares outstanding during the period. The following table sets forth the computation of basic and diluted net income per common share for the three and nine month periods ended September 30, 2003 and 2002 (in 000’s, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Basic Net Income per Share:
Net Income	$2,381	$1,219	$5,044	$6,880

Weighted Average Number of Shares Outstanding	9,713	9,058	9,507	8,283

Net Income per Common Share – Basic	$0.25	$0.13	$0.53	$0.83

Diluted Net Income per Share:
Net Income	$2,381	$1,219	$5,044	$6,880

Weighted Average Number of Shares Outstanding	9,713	9,058	9,507	8,283
Effect of Dilutive Securities:
Stock Options	359	375	225	436
Warrants	36	161	24	124

Average Shares – Diluted	10,108	9,594	9,756	8,843

Net Income per Common Share – Diluted	$0.24	$0.13	$0.52	$0.78

For the three months ended September 30, 2003, there were additional 217,000 of potentially dilutive securities that were anti-dilutive at the end of the period, as compared to 74,000 potentially dilutive securities for the same period in 2002. For the nine months ended September 30, 2003, there were additional 456,000 of potentially dilutive securities that were anti-dilutive at the end of the period, compared with 124,000 potentially dilutive securities for the nine months ended September 30, 2002.

4. Medicare Reimbursement Changes

The Company derived 91% and 88% of its net service revenue from the Medicare program for the nine months ended September 30, 2003 and 2002, respectively.

A scheduled reduction in base episode payments was implemented effective October 1, 2002 for all episodes of care ended on or after October 1, 2002 and reflected an actual decrease of 7%, offset by an inflationary update of 2.1%, resulting in a net decrease to reimbursement of approximately 5.05%. In addition to the reduction effective October 1, 2002, the provision in BIPA whereby home health providers received a 10% increase in payments that began April, 2001 for service patients in rural areas expired on March 31, 2003. Patients in rural areas account for approximately 30% of the Company’s Medicare patient population.

In the quarter ended March 31, 2003, the Company reflected a decrease to Medicare revenues of approximately $200,000 for patients in rural areas with 60-day episodes that were completed on or after April 1, 2003, and has been approximately $900,000 per quarter in subsequent quarters through September 30, 2003. Revenue per episode has improved as a result of more intensive analysis of episodes while they are in progress rather than on a retrospective basis, and has been made possible through several technical improvements to the information systems utilized by the Company. In particular, the use of scanning technology and associated edits of admission data has allowed the Company to standardize, and minimize inconsistencies in, assessment data. Further, exception reporting on a real time basis has allowed a centralized episode review team to operate in tandem with both admission nurses and clinical review staff in each of the Company’s operating locations to achieve more consistent clinical outcomes.

The scheduled inflation rate increase effective October 1, 2003 was a 3.3% increase to the base episode payment, although this was reduced to approximately 3.0% when wage adjustments specific to each of the Company’s operating locations are included. Legislation is currently being considered by Congress which might impact this increase on a retrospective basis, and there is no guarantee that Congress will not alter this payment mechanism either this year, or in subsequent years.

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

Effective July 1, 2003, the Company, through its wholly-owned subsidiary Amedisys Arkansas, L.L.C., acquired certain assets and liabilities of Van Buren H.M.A., Inc. associated with their home health care operations in Van Buren, Arkansas. In connection with this acquisition, the Company recorded $391,000 of goodwill and other intangibles in the third quarter of 2003.

Effective August 1, 2003, the Company, through its wholly-owned subsidiary Amedisys LA Acquisitions, LLC., acquired substantially all of the assets and certain liabilities of Standard Home Health Care Inc. and Cypress Health Services, LLC, collectively trading as Metro Preferred Home Care (“Metro”). In consideration for the acquired assets and liabilities, the Company paid $6,000,000 cash at closing and executed a three-year promissory note in the amount of $1,000,000, which is subject to achievement of certain minimum earnings of the acquired operations, and issued 163,000 shares of Amedisys, Inc. common stock, for a total purchase price of approximately $8,000,000. The promissory note, bearing a maximum interest rate of 5% per annum, is payable in arrears in equal quarterly installments, plus accrued interest, beginning December 2003. In connection with this acquisition, the Company recorded $8,166,000 of goodwill and other intangibles in the third quarter of 2003.

6. Long-Term Debt

Long-term debt consists primarily of notes payable to banks and other financial institutions and notes payable to sellers in purchase acquisitions that are due in monthly or quarterly installments through 2006. Long-term debt includes the following as of September 30, 2003 and December 31, 2002 (in 000’s):

	September 30, 2003	December 31, 2002
Long-term debt payable to NPF Capital– interest, at a variable rate, 7.25% at September 30, 2003 and 7.50% at December 31, 2002	$4,106	$5,882
Long-term debt - interest ranging from 2.67-8.00%	2,693	2,495

	6,799	8,377
Less current portion	(3,970)	(3,903)

Long-term debt	$2,829	$4,474

Certain of these borrowings, approximately $4,390,000 and $6,281,000 at September 30, 2003 and December 31, 2002, repectively, are secured by furniture, fixtures, and computer equipment. Maturities of debt as of September 30, 2003 are as follows (in 000’s):

12 months ended
September 30, 2004	$3,970
September 30, 2005	2,486
September 30, 2006	343

7. Capital Leases

The Company acquired certain software and equipment under capital leases for which the related liabilities have been recorded at the present value of future minimum lease payments due under the leases. The present minimum lease payments under the capital leases and the net present value of future minimum lease payments at September 30, 2003 are as follows (in 000’s):

12 months ended
September 30, 2004	$1,843
September 30, 2005	259
September 30, 2006	131
September 30, 2007	30
September 30, 2008	4

Total future minimum lease payments	2,267
Amount representing interest	(98)

Present value of future minimum lease payments	2,169
Less current portion	(1,773)

Obligations under capital leases	$396

8. Amounts Due To Medicare

Prior to the implementation of PPS on October 1, 2000, the Company recorded Medicare revenues at the lower of its actual costs, the Medicare per visit cost limit, or a per beneficiary cost limit on an individual provider basis. Under the previous Medicare cost-based reimbursement system, ultimate reimbursement under the Medicare program was determined upon review of annual cost reports submitted by the Company and audited by Medicare. The Company is obligated to repay Medicare for amounts paid to the Company that exceeded its entitlement under its audited cost reports.

At September 30, 2003, the Company estimates an aggregate payable to Medicare of $11.5 million, of which $8.4 million is reflected in current liabilities in the accompanying balance sheets, and $3.1 million is reflected in long-term Medicare liabilities. These amounts were $12.8 million, $8.9 million and $3.9 million, respectively as of December 31, 2002.

For the cost report year ended December 31, 2000, the Company has estimated aggregate overpayments by Medicare of $5.7 million as of September 30, 2003. Of this amount, $4.5 million is attributable to aggregate overpayments, $4.4 million of which was related to a one-time advance by Medicare. These amounts are currently being repaid to Medicare in thirty-six (36), forty-eight (48), or sixty (60) equal monthly installments pursuant to agreements reached with Centers for Medicare & Medicaid Services (“CMS”) during 2002 and 2003, including interest at 12.625%. The obligation may be prepaid at any time without penalty, are unsecured and contain no financial covenants. However, should the Company fail to pay an installment on the due date, CMS is entitled to withhold the full amount of principal due under the relevant agreement from any amounts otherwise due to the Company.

Also included in the $5.7 million balance for the cost report year ended December 31, 2000 is an estimate of $1.2 million which reflects the Company’s estimate of amounts likely to be assessed by CMS when Medicare audits of the various subsidiaries are complete, expected to be during the first half of 2004.

For the cost report years ended 1999 and prior, the Company has an estimated net payable of $4.5 million, all of which is reflected in current liabilities in the accompanying consolidated balance sheets. Of this amount, $3.5 million is related to a bankrupt subsidiary and to various providers closed prior to 1999. During the quarter ended September 30, 2003, the Company received $1.6 million upon finalization of cost reports in relation to fiscal year 1999 and certain cost reports for fiscal year 2000. An additional amount of $1.0 million was reserved during the fourth quarter of 2002 as a result of the fiscal intermediary notifying the Company that it had reopened previously settled cost reports for the fiscal year ended December 31, 1997.

The Company also has established a liability of $1.3 million to cover other estimated settlement issues.

The fiscal intermediary, acting on behalf of CMS, has finalized cost reports for most, but not all, of the Company’s provider numbers in relation to the fiscal years ended December 31, 1999, and 2000, and is entitled to reopen settled cost reports for up to three years after issuing final assessments.

9. Liquidity

The Company had a working capital deficit of $6,593,000 and $8,532,000 at September 30, 2003 and December 31, 2002, respectively. Included in this deficit at September 2003 are short-term Medicare liabilities of $5.8 million which the Company does not expect to be required to fully liquidate in cash during the next twelve months. This short-term Medicare liability includes $3.1 million owed by a subsidiary of the Company currently in bankruptcy and anticipated cost report settlements yet to be finalized. At the time these settlement amounts are agreed with the fiscal intermediary acting on behalf of CMS, the Company may apply for thirty-six month, or longer, payment plans. There can be no assurance that such requests will be granted.

The Company has certain other contingencies and reserves, including litigation reserves, recorded as current liabilities at September 30, 2003 that management believes it will not be required to liquidate in cash during 2003. However, in the event that all current liabilities become due within twelve months, the Company may be required to obtain debt financing and/or sell securities on unfavorable terms. There can be no assurance that such action may not be necessary to ensure appropriate liquidity for the operations of the Company.

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

Total income tax expense (benefit) for the three and nine month periods ended September 30, 2003 and 2002 is as follows (in 000’s):

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
Current income tax expense	$179	$229	$268	$608
Deferred income tax expense (benefit)	1,327	476	2,864	(355)

Total income tax expense (benefit)	$1,506	$705	$3,132	$253

Total tax expense on income before taxes resulted in effective tax rates that differed from the federal statutory income tax rate. A reconciliation of these rates is as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
Income taxes computed on federal statutory rate	35%	35%	35%	35%
State income taxes and other	2	4	2	2
Removal of valuation allowance	—	—	—	(36)
Nondeductible expenses and other	2	(2)	1	3

Total	39%	37%	38%	4%

Net deferred tax assets consist of the following components as of September 30, 2003 and December 31, 2002 (in 000’s):

	September 30, 2003	December 31, 2002
Deferred tax assets:
NOL carryforward	$986	$3,101
Allowance for doubtful accounts	978	691
Self-insurance reserves	396	304
Deferred revenue	1,634	1,634
Losses of consolidated subsidiaries not consolidated for tax purposes, expiring beginning in 2010	140	140
Expenses not currently deductible for tax purposes	1,379	670
Other	(565)	566
Deferred tax liabilities:
Amortization of intangible assets	(2,722)	(2,069)
Property and equipment	(1,568)	(1,523)

Net deferred tax assets	$658	$3,514

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

In January 2003, the FASB issue FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority voting interest. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risks and rewards of ownership. The provisions of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any variable interest entities; therefore, adoption of this statement did not have an effect on the Company’s financial statements.

12. Goodwill and Other Intangible Assets

In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective January 1, 2002. Changes in the carrying amount of goodwill for the three and nine month periods ended September 30, 2003 and 2002 are as follows (in 000s):

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
Balance at beginning of period	$25,553	$24,051	$25,581	$22,216
Intangibles acquired in period	8,593	1,279	8,565	3,114

Balance at end of period	$34,146	$25,330	$34,146	$25,330

13. Private Placement of Common Stock

On April 26, 2002, the Company completed a private placement of 1,460,000 shares of Common Stock with private investors at a price of $6.94 per share. This placement provided net proceeds to the Company of approximately $9.4 million. The Company engaged Belle Haven Investments, L.P. (“BHI”) and Sanders Morris Harris (“Sanders”) as placement agents for this transaction pursuant to which BHI received $544,300 in cash and BHI and its principals received warrants to purchase up to 64,500 shares of common stock exercisable at $8.12 per share and Sanders received $15,615 in cash and warrants to purchase up to 4,500 shares of common stock exercisable at $8.12 per share. Through September 30, 2003, the Company has used the net proceeds i) to pay $1,560,000 of outstanding Medicare liabilities for which the Company was paying interest at an average annual rate of 13.75%, ii) in connection with acquisitions of $1,000,000, iii) to decrease borrowings under its lines of credit agreements, and iv) to increase cash balances.

14. Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the nine months ended September 30, 2003 (in 000’s, except share information):

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Total Stockholders’ Equity
Balance, December 31, 2002	9,163,809	$9	$29,439	$(25)	$(12,460)	$16,963
Issuance of stock for Employee Stock Purchase Plan	107,863	—	463	—	—	463
Issuance of stock for 401(k) match	186,618	1	998	—	—	999
Exercise of warrants	149,158	—	462	—	—	462
Exercise of stock options	64,192	—	235	—	—	235
Issuance of stock as compensation	15,682	—	102	—	—	102
Tax benefit from stock option exercises	—	—	9	—	—	9
Issuance of stock in connection with acquisition	163,132	—	1,099	—	—	1,099
Net income	—	—	—	—	5,044	5,044

Balance, September 30, 2003	9,850,454	$10	$32,807	$(25)	$(7,416)	$25,376

15. Restructuring

In response to the significant reduction in Medicare reimbursement effective October 1, 2002 (Note 4) and in anticipation of the further reduction that occurred on April 1, 2003, management initiated major changes in its operations, including termination of employees and abandonment and buyouts of certain leased space in December 2002. As a result of this restructuring plan, 117 employees were terminated. In 2002, the Company recorded $1,640,000 of costs associated with its restructuring plan. These costs were comprised of $1,209,000 for employee severance and $431,000 of costs associated with the abandonment and buyout of existing operating leases that were included in general and administrative expenses for the year ended December 31, 2002. During 2002, $262,000 of termination benefits were paid associated with the termination of 83 employees and charged against the accrued expenses, and in the nine months ended September 30, 2003 $685,000 of termination benefits, and $202,805 of costs associated with the abandonment and buyout of operating leases were paid and charged against the accrued expenses. There were no other changes to the accrued liability. At September 30, 2003, a liability of $490,000 remains in other accrued liabilities for the unpaid portion of the benefits and lease cancellation payments and buyouts associated with the restructuring plan. The unpaid benefits should be paid through the period ending September 30, 2005 and the lease payments will be ratably paid over the lease terms.

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

Pursuant to the provisions of HIPAA, covered health care providers were required to comply with the statute’s electronic Health Care Transactions and Code Sets Requirements by October 16, 2002, or secure automatic one-year extensions to the deadline. Prior to the regulatory deadline, the Company and its subsidiaries secured the automatic one year extension in accordance with the directives of CMS. This automatic extension expired on October 16, 2003. This deadline has further been extended by both the Company’s fiscal intermediary and many of the state Medicaid agencies to which the Company submits billings. To date, the Company has completed the conversion process for a majority of its operating entities, and all remaining entities will be fully converted prior to the deadlines imposed by individual payors. To the extent that other state Medicaid agencies have notified the Company that they are ready to receive submissions pursuant to the new HIPAA standards the Company has converted accordingly.

17. Guarantees

At September 30, 2003, the Company has issued guarantees aggregating $605,000 related to office leases of subsidiaries. Approximately $129,000 of this amount is related to guarantees on locations that have been sold which the Company has the right to recover amounts under the sale agreement from the buyer, if payments are requested. The Company has not received any requests to make payments under these guarantees. Approximately $89,000 is related to locations that have been closed and the landlords have obtained judgements against the Company for unpaid rent. The Company has reserved substantially all of these amounts in Legal settlements at September 30, 2003. The above amounts were $769,000, $158,000 and $89,000 respectively at December 31, 2002.

18. Stock-Based Compensation

The Company has two stock option plans, the Amedisys, Inc. 1998 Stock Option Plan and the Amedisys, Inc. Directors Stock Option Plan (“the Plans”). The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” permit the continued use of the intrinsic value-based method prescribed by APB 25, but require additional disclosures, including pro-forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by SFAS 123 had been applied. The following table illustrates the effect on net income and earnings per share if the Company had recognized compensation expense for the Plans using the fair-value recognition method in SFAS 123 (in 000’s, except per share amounts):

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
Net income:
As reported	$2,381	$1,219	$5,044	$6,880
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of taxes	(132)	(169)	(464)	(570)

Pro forma	$2,249	$1,050	$4,580	$6,310

Basic earnings per share:
As reported	$0.25	$0.13	$0.53	$0.83
Pro forma	$0.23	$0.12	$0.48	$0.76

Diluted earnings per share:
As reported	$0.24	$0.13	$0.52	$0.78
Pro forma	$0.22	$0.11	$0.47	$0.71

Black-Scholes option pricing model assumptions:
Risk free interest rate	3.55-5.16%	4.57-5.80%	3.55-5.16%	4.57-5.80%
Expected life (years)	10	10	10	10
Volatility	58.85-110.35%	92.28-115.18%	58.85-110.35%	92.28-115.18%
Expected annual dividend yield	—	—	—	—

19. Receivable from National Century Financial Enterprises (“NCFE”)

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

20. Subsequent Events

Effective November 1, 2003, the Company, through its wholly-owned subsidiary Amedisys Texas, Ltd., acquired certain assets and liabilities of St. Luke’s Episcopal Hospital associated with its home health services program for which the Company paid $500,000 cash at closing and executed a promissory note for $1,000,000 bearing interest at the Prime Rate plus two percent and payable over a three-year term in equal monthly installments beginning December 1, 2003. In connection with this acquisition, the Company will record substantially all of the purchase price as goodwill and other intangibles in the fourth quarter of 2003.

Item	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein, and the Consolidated Financial Statements and Notes and the related Management’s Discussion and Analysis in the Company’s Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

Three and Nine Months ended September 30, 2003 compared to Three and Nine Months ended September 30, 2002

Net Service Revenue. Net service revenue increased $3,982,000 or 12% for the three months ended September 30, 2003 and $2,604,000, or 3%, for the nine months ended September 30, 2003 as compared to the same periods in 2002. For the three months ended September 30, 2003 as compared to the same period in 2002, this increase was attributed to an increase in Medicare revenue of $5,231,000, partially offset by a $1,249,000 decline in revenue from non-Medicare payors, primarily as a result of management’s decision in the fourth quarter of 2002 to exit certain insurance and managed care contracts. Of this increase in Medicare revenue, $2,635,000 is attributable to the Metro acquisition, and the remaining $2,596,000 ,despite the reimbursement reductions referred to in Liquidity and Capital Resources, reflects an increase in total Medicare patient admissions (see below), an increase in episodes per patient, and an improvement in revenue per episode. The increase in episodes per patient, and the improvement in revenue per episode, are a result of more intensive analysis of episodes while they are in progress rather than on a retrospective basis, and has been made possible through several technical improvements to the information systems used by the Company. In particular, the use of scanning technology and associated edits of admission data, has allowed the Company to standardize, and minimize inconsistencies in, assessment data. Further, exception reporting on a real time basis has allowed a centralized episode review team to operate in tandem with both admission nurses and clinical review staff in each of the Company’s operating locations to achieve more consistent clinical outcomes.

For the nine months ended September 30, 2003, as compared to the same period in 2002, the increase in revenue of $2,604,000 is attributable to an increase in Medicare revenue of $5,400,000 partially offset by a decline in non-Medicare revenue of $2,796,000. This increase, and decrease respectively, are primarily attributable to the factors outlined above.

Further, the Company accrued $279,000 with respect to a recent increase in the Base episode payment. This increase was effective October 1, 2003 and affects episodes in progress on this effective date.

Total patient admissions for the quarter, and nine months, ended September 30, 2003 declined from the prior year by, 194 and 896 respectively, or 2% and 3%. Medicare patient admissions, however, increased by approximately 18%, and 13%, respectively for the three and nine months ended September 30, 2003, respectively, over the comparable periods of 2002.

The increase in Medicare admissions for the most recent quarter is comprised primarily of internal growth (see below) of 10% with acquisitions contributing growth of 8%. The Metro acquisition contributed 7% of the increase. Admissions from other non-Medicare payors declined from 3,848 in the quarter ended September 30, 2002 to 2,327 in the same period in 2003, and from 10,111 in the nine months ended September 30, 2002 to 6,375 in the comparable period of 2003 primarily due to the Company’s decision to terminate certain contracts in the fourth quarter of 2002.

The Company has elected to define internal growth to include growth from operating locations owned by the Company for more than twelve months, any start up locations initiated by the Company, and from those acquisitions where the monthly Medicare admissions at the acquired locations does not exceed 1% of total Company admissions in the month of acquisition.

Cost of Service Revenue. Cost of service revenue remained comparable for the three months ended September 30, 2003 and decreased 5% for the nine months ended September 30, 2003 as compared to the same periods in 2002. Patient visits increased by 9,000, or 3%, and decreased by 70,000, or 9%, for the three and nine months ended September 30, 2003, respectively, when compared with the same periods in 2002. Patient visits associated with the recent Metro acquisition contributed 35,000 visits to the three month total. These changes occurred primarily as a result of a decrease in the number of visits associated with Medicare episodes of care, and the decline in non-Medicare admissions referred to above. The decline in the number of visits associated with Medicare episodes of care derives from greater adherence by clinical staff to the clinical tracks used by the Company. Cost of revenue was favorably impacted by decreased expenses relating to the restructuring of clinical manager and program manager positions as well as decreased field staff costs and mileage costs as a result of the overall decline in patient visits.

General and Administrative Expenses (“G&A”). G&A increased by $2.4 million, or 15%, for the three months ended September 30, 2003 and $4.6 million, or 10% for the nine months ended September 30, 2003, as compared to the same periods in 2002. As a percentage of net service revenue, G&A increased to 48% for the three months and 50% for the nine month ended September 30, 2003 from 47% for the same periods of 2002. The increase for the three months ended September 30, 2003 is primarily attributable to $1.4 million associated with the recent Metro acquisition, to increases in accrued bonuses of $591,000, increased fees associated with professional and legal services of $466,000, increases in employee benefits of $550,000, and fees associated with the use of an outside contractor for scanning technologyutilized by the Company. These increases were offset by reductions to other employee costs when compared with the same period in 2002.

For the nine months ended September 30, 2003, the increase is primarily attributable to $1.4 million associated with the recent Metro acquisition, to amounts paid for retention bonuses during 2002 that were expensed through September 30, 2003 ($108,000), increases in accrued bonuses ($1,827,000), increases in other expenses, which include an additional reserve for the Office of Inspector General (“OIG”) matter, increased fees associated with professional services ($1,457,000), offset by lower bad debt expense ($500,000). Increased fees were primarily caused by the Company engaging the services of attorneys with respect to the NCFE matter and in relation to applications and associated appeals for Certificates of Need (“CON”) required for service area expansion.

Operating Income. The Company had operating income of $3.9 million for the three months ended September 30, 2003 and $8.6 million for the nine months ended September 30, 2003 as compared with $2.4 million and $8.4 in the same periods of 2002. These increases are attributable to both the increases in revenue and increase in expenses discussed above.

Other Income and Expense, Net. Other expense, net decreased by $473,000 or 99%, to $5,000 for the three months ended September 30, 2003 and by $771,000 or 63% for the nine months ended September 30, 2003 as compared to the same periods in 2002. The decrease for the most recent quarter is primarily attributable to lower interest expense incurred during 2003 attributable to lower interest-bearing liabilities and a lower interest rate on the note to NPF Capital, offset by the gain on the sale of land of $265,000. For the nine months ended September 30, 2003, the decrease is attributable, in addition to matters described above, to the receipt of $56,000 in relation to amounts previously reserved for the NCFE matter, and $125,000 received by the Company as consideration for declining to participate further in the CON process in certain locations.

Income Tax Expense. Income tax expense of $1,506,000 was recorded for the three months ended September 30, 2003 and $3,132,000 for the nine months ended September 30, 2003. An effective income tax rate of 39% and 38% was recorded on income before taxes during these periods. The income tax expense for the nine months ended September 30, 2002 resulted primarily from elimination of the valuation allowance that had been recorded for net deferred tax assets.

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

Medicare Revenue Recognition

Prior to the implementation of the Medicare Prospective Payment System (“PPS”) on October 1, 2000, reimbursement for home health care services to patients covered by the Medicare program was based on allowable costs subject to certain limits. Final reimbursement was determined after submission of annual cost reports and audits thereof by the Medicare fiscal intermediaries, which often result in overpayments, which the Company is obligated to return to Medicare, or underpayments, which Medicare is obligated to pay to the Company. Retroactive adjustments have been accrued on an estimated basis in the period the related services were rendered and will be adjusted in future periods as final settlements are determined. Estimated settlements for cost report years ended 1997 through September 30,2000, which are still subject to audit by the intermediary and the Department of Health and Human Services, are recorded in short-term and long-term Medicare liabilities. Under the new PPS rules, annual cost reports are still required as a condition of participation in the Medicare program, but there are no final settlements or retroactive adjustments.

The Company is paid by Medicare based on episodes of care. An episode of care is defined as a length of care up to sixty days with multiple continuous episodes allowed. A base episode payment is established by the Medicare Program through federal legislation for all episodes of care ended on or after the applicable time periods detailed below:

Period	Base episode payment
Beginning October 1, 2000 through March 31, 2001	$2,115 per episode
April 1, 2001 through September 30, 2001	$2,264 per episode
October 1, 2001 through September 30, 2002	$2,274 per episode
October 1, 2002 through September 30, 2003	$2,159 per episode
October 1, 2003 through September 30, 2004	$2,231 per episode	(*)

*	based on current legislation

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

Medicare revenue is recognized as services are provided based on the number of patient visits performed during the reporting period and historical weighted average revenue per visit (“Rate”). This Rate is based on the historical average final episode payment divided by the historical average number of visits per episode. Episodes in progress at the end of the reporting period are reviewed on a percentage of completion basis using the historical average total number of visits per episode. The Company further refined its Medicare revenue recognition process during the year ended December 31, 2002 through an analysis of all episodes completed from October 1, 2000 through December 31, 2002 with respect to the historical average calculations referred to above. No material modifications resulted from this process. The Company has continued this analysis on a monthly basis through September 30, 2003 and intends to continue this analysis on an ongoing basis.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Company’s debt obligations at September 30, 2003 (in 000’s):

	Payments Due by Period
Debt Obligations	Total	Less than 1 year	1-3 years	4-5 years
Long-Term Debt	$6,799	$3,970	$2,829	$—

Capital Lease Obligations	2,169	1,773	363	33

Medicare Liabilities	11,511	8,433	3,078	—

Total Debt Cash Obligations	$20,479	$14,176	$6,270	$33

At September 30, 2003, the Company was indebted under various promissory notes for $6.8 million, including amounts due for the Company’s note with NPF Capital, Inc. of $4.1 million. The Company’s principal and interest requirements due under all promissory notes are approximately $4.3 million for those due in less than one year, and $2.9 million thereafter. At September 30, 2003 the Company also had obligations under capital leases of $2.2 million, including amounts due to CareSouth under the License Agreement of $1.2 million. The Company’s principal and interest requirements due under all capital leases are approximately $1.8 million for those due in less than one year and $424,000 thereafter.

At September 30, 2003, the Company estimates an aggregate payable to Medicare of $11.5 million, of which $8.4 million is reflected in current liabilities in the accompanying balance sheets, and $3.1 million is reflected in long-term Medicare liabilities. These amounts were $12.8 million, $8.9 million and $3.9 million, respectively as of December 31, 2002.

For the cost report year ended December 31, 2000, the Company has estimated aggregate overpayments by Medicare of $5.7 million as of September 30, 2003. Of this amount, $4.5 million is attributable to aggregate overpayments, $4.4 million of which was related to a one-time advance by Medicare. These amounts are currently being repaid to Medicare in thirty-six (36), forty-eight (48), or sixty (60) equal monthly installments pursuant to agreements reached with CMS during 2002 and 2003, including interest at 12.625%. The obligation may be prepaid at any time without penalty, are unsecured and contain no financial covenants. However, should the Company fail to pay an installment on the due date, CMS is entitled to withhold the full amount of principal due under the relevant agreement from any amounts otherwise due to the Company.

Also included in the $5.7 million balance for the cost report year ended December 31, 2000 is an estimate of $1.2 million which reflects the Company’s estimate of amounts likely to be assessed by CMS when Medicare audits of the various subsidiaries are complete, expected to be during the first half of 2004.

For the cost report years ended 1999 and prior, the Company has an estimated net payable of $4.5 million, all of which is reflected in current liabilities in the accompanying consolidated balance sheets. Of this amount, $3.5 million is related to a bankrupt subsidiary and to various providers closed prior to 1999. During the quarter ended September 30, 2003, the Company received $1.6 million upon finalization of cost reports in relation to fiscal year 1999 and certain cost reports for fiscal year 2000. An additional amount of $1.0 million was reserved during the fourth quarter of 2002 as a result of the fiscal intermediary notifying the Company that it had reopened previously settled cost reports for the fiscal year ended December 31, 1997.

The Company also has established a liability of $1.3 million to cover other estimated settlement issues.

The fiscal intermediary, acting on behalf of CMS, has finalized cost reports for most, but not all, of the Company’s provider numbers in relation to the fiscal years ended December 31, 1999, and 2000, and is entitled to reopen settled cost reports for up to three years after issuing final assessments.

The Company’s operating activities provided $16,019,000 in cash during the nine months ended September 30, 2003, whereas such activities provided $14,574,000 in cash during the nine months ended September 30, 2002. Cash provided by operating activities in 2003 is primarily attributable to net income of $5,044,000; net non-cash items of depreciation and amortization of $2,276,000, provision for bad debts of $1,581,000, deferred income taxes of $2,856,000; and changes in assets and liabilities of $4,151,000. These asset and liability changes include a decrease in accounts receivable of $1.0 million due to improvements made in the Company’s billing processes, and an increase in accrued expenses of $3.4 million due to accruals for bonuses, insurance reserves, and the settlement with the OIG.

Investing activities used $7,049,000 for the nine months ended September 30, 2003, whereas such activities used $2,848,000 for the nine months ended September 30, 2002. Cash used by investing activities in 2003 is attributed to cash used in acquisitions of $6,304,000 and the purchase of property and equipment of $745,000. The Company does not expect that capital expenditures in fiscal 2003 will exceed $1.8 million, as compared with $1.3 million in 2002.

Financing activities used cash during the nine months ended September 30, 2003 of $3,767,000, whereas such activities used $4,152,000 during the same period in 2002. Cash used by financing activities in 2003 is primarily attributed to payments on notes payable and capital leases of $5,130,000 and net decreases in Medicare liabilities of $1,335,000, offset by $1,151,000 in proceeds from the issuance of notes payable and capital leases and $1,160,000 of proceeds received from the issuance of stock upon exercise of stock options and warrants and the purchase of stock through the Company’s Employee Stock Purchase Plan.

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

The scheduled inflation rate increase effective October 1, 2003 was a 3.3% increase to the base episode payment, although this was be reduced to approximately 3.0% when wage adjustments specific to each of the Company’s operating locations are included. Legislation is currently being considered by Congress which might impact this increase on a retrospective basis, and there is no guarantee that Congress will not alter this payment mechanism either this year, or in subsequent years.

Further, the Company accrued $279,000 with respect to a recent increase in the Base episode payment. This increase was effective October 1, 2003 and affects episodes in progress on this effective date.

With respect to Medicare base episode payment changes, the applicability of the change is dependent upon the completion date of the episode; therefore, changes in payments, both positive and negative, will impact the financial results of the Company up to sixty days in advance of the effective date of the change.

The Company had a working capital deficit of $6,593,000 and $8,532,000 at September 30, 2003 and December 31, 2002, respectively. Included in this deficit at September 30, 2003 are short-term Medicare liabilities of $5.8 million which the Company does not expect to be required to fully liquidate in cash during the next twelve months. These Medicare liabilities include $3.1 million owed by a subsidiary of the Company currently in bankruptcy, and anticipated cost report settlements yet to be finalized, together with reserves associated therewith. At the time these settlement amounts are agreed with the fiscal intermediary acting on behalf of CMS, the Company intends to apply for thirty-six month, or longer, payment plans. There can be no assurance that such requests will be granted.

The Company has certain other contingencies and reserves, including litigation reserves, recorded as current liabilities at September 30, 2003 that management believes will not be required to liquidate in cash during the next twelve months. However, in the event that all current liabilities become due within twelve months, the Company may be required to obtain debt financing and/or sell securities on unfavorable terms, which could impact the Company’s future reported earnings per share by either increasing interest costs or by dilution to existing shareholders. There can be no assurance that such action may not be necessary to ensure appropriate liquidity for the operations of the Company.

In 1999, the Company discovered questionable conduct involving the former owner of one of its smaller agencies, which occurred between 1994 and 1997. The Company conducted an initial audit (using an independent auditor) and voluntarily disclosed the irregularities to the Department of Health and Human Services’ OIG. Thereafter, the government examined the disclosed activities; and during the second quarter of 2002, the Company conducted a further audit of relevant claims was initiated at the request of the OIG, which was completed during the third quarter of 2002. In February 2003, the OIG offered a settlement that included certain penalties not previously anticipated by the Company, as the Company self reported the matter. On August 8, 2003, the Company signed both a Settlement Agreement and a Corporate Integrity Agreement with the OIG and Department of Justice. The Settlement Agreement provides for payment of a financial settlement in three equal annual payments of $386,000, with the first payment made on the date of execution. This agreement also obligates the Company to amend previously filed cost reports to deduct costs incurred by the Company for audit and investigation of this matter. The Corporate Integrity Agreement, which is binding for a three-year period, requires that the Company maintain its existing Compliance Program and provides for enhanced training requirements, annual claims audits of the subject agency by an independent reviewer, and regular reporting to the OIG. This agreement provides for stipulated penalties in the event of non-compliance by the Company, including the possibility of exclusion from the Medicare program. The Company believes that these obligations will not materially affect the Company’s operations, or financial performance, over the period of the agreement, although no assurances can be provided that the ultimate cost will not be materially different.

INFLATION

The Company does not believe that inflation has had a material effect on its results of operations for the three or nine month periods ended September 30, 2003.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

RISK FACTORS

You should consider carefully the risks we describe below before buying any of our securities. Additional risks that are now unknown to us or that we now consider immaterial also may harm our business.

We depend on Medicare for substantially all of our revenues.

For the years ended December 31, 2002, 2001 and 2000, the percentage of our revenues derived from Medicare was 88%, 88% and 90%, respectively. Our revenues and profitability are affected by the continuing efforts of all third-party payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Any changes in reimbursement levels from these third-party payor sources and any changes in applicable government regulations could have a material adverse effect on our revenues and profitability. Changes in the mix of patients among Medicare, Medicaid and other payor sources also may impact our revenues and profitability. We can provide no assurance that we will continue to maintain the current payor or revenue mix.

Our profitability depends principally on the level of Medicare payment rates and our ability to contain costs.

If our costs were to increase more rapidly than the payments we receive from Medicare and other third-party payors for our home care nursing services, our profitability could be negatively impacted.

Generally, we receive fixed payments for our services based on the level of care that we provide to patients. Accordingly, our profitability largely depends on our ability to manage costs of providing services. Although Medicare currently provides for an annual adjustment of the various payment rates based on the increase or decrease of the medical care expenditure category of the Consumer Price Index, these increases may be less than actual inflation. If these annual adjustments were eliminated or reduced, or if our cost of providing services, which consists primarily of labor costs, increased more than the annual Medicare adjustment, our profitability could be negatively impacted. Similarly, if copayments are mandated by Medicare by either increased write-offs if we are unable to collect the copayments or as a result of a decreased demand for our services.

Medicare liabilities may be classified as current or long-term liabilities on our balance sheet and may be payable by us in the future. Medicare liabilities may be subject to audit or review and we may owe additional amounts.

At September 30, 2003, we estimated an aggregate payable to Medicare of $11.5 million, of which we classified $8.4 million as current liabilities and $3.1 million as long-term Medicare liabilities. We also estimated aggregate overpayments by Medicare of $5.7 million for the fiscal year ended December 31, 2000. Of this amount, $4.5 million is attributable to aggregate overpayments and of that, $4.4 million was related to a one-time advance by Medicare. These amounts currently are being repaid to Medicare in thirty-six (36), forty-eight (48), or sixty (60) equal monthly installments pursuant to agreements we reached with CMS during 2002 and 2003, including interest of 12.625%. We may prepay the obligation, which is unsecured and contains no financial covenants, at any time without penalty. However, should we fail to pay an installment on the due date, CMS may withhold the full amount of principal due under the relevant agreement from any amounts otherwise due to us.

For the cost report years ended 1999 and prior, we have an estimated net payable of $4.5 million, all of which is reflected in current liabilities on our balance sheet. Of this amount, $3.5 million is related to a bankrupt subsidiary, Alliance Home Health, Inc. (“Alliance”), and to various providers that we closed prior to 1999. During the quarter ended September 30, 2003, we received $1.6 million related to the finalization of cost reports for fiscal year 1999. The fiscal intermediary, acting on behalf of CMS, has finalized cost reports for most, but not all, of our provider numbers for the fiscal years ended December 31, 1999 and 2000. However, the fiscal intermediary is entitled to reopen settled cost reports for up to three years after issuing final assessments. We reserved an additional $1.0 million during the fourth quarter of 2002 after receiving notice from the fiscal intermediary that it had reopened previously settled cost reports for fiscal year 1997. We also recorded a liability of $1.3 million to cover estimated additional settlement liabilities, and the possibility that the fiscal intermediary may reopen previously settled cost reports. As a result, our estimated liabilities may change and we may incur additional costs. These additional liabilities may be significant.

We operate in a highly regulated industry which subjects us to additional costs and may limit our growth. Any change in applicable federal, state or local laws or regulations may affect our business.

We are subject to numerous federal, state and local laws which may limit our operations and could result in significant fines for violations. Our business is subject to extensive federal and state regulations that govern, among other things:

•	Medicare;

•	Medicaid;

•	other government-funded reimbursement programs;

•	reporting requirements;

•	certification and licensing standards for home health agencies; and

•	in some cases, certificate-of-need.

These regulations may affect our participation in Medicare, Medicaid, and other federal health care programs from which we derive a substantial portion of our revenues. We also are subject to a variety of federal and state regulations that prohibit fraud and abuse in the delivery of health care services. These regulations include, among other matters, licensure and accreditation requirements, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse.

We are subject to numerous initiatives on both the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. Currently proposed or future health care legislation or other changes in the administration or interpretation of governmental health care programs may have a negative effect on our business. Concern about the potential effects of proposed reform measures has contributed to volatility in the price of securities of other companies in health care and related industries and may similarly affect the price of our common stock in the future.

We cannot assure you that we will not be affected adversely by possible future changes in medical and health regulations.

Our failure to comply with applicable federal and state regulations will subject us to fines, penalties or expulsion from participation in government programs.

As part of the extensive federal and state regulation of the home health care business, we are subject to increased periodic audits, examinations and investigations conducted by or at the direction of governmental investigatory and oversight agencies. Violations of fraud and abuse statutes and regulations could result in a provider’s expulsion from government healthcare programs as well as significant fines and penalties, and significant repayments for patient services previously billed. Our exclusion from any one of these government programs could have a material adverse effect on our business.

In 1999, we uncovered certain improprieties stemming from the unauthorized conduct of an agency director in our Monroe, Louisiana location. Following an internal investigation, we voluntarily disclosed the problems to the Office of the Inspector General (the “OIG”). Following an extensive series of audits, we and the OIG reached a settlement in August 2003, whereby we agreed to repay a total of $1.16 million to the government in three annualized payments that conclude in 2005. As part of the settlement, we also executed a three-year Corporate Integrity Agreement (“CIA”) which requires that we:

•	maintain our current compliance program;

•	specify additional training requirements;

•	conduct annual, independent audits of the Monroe agency; and

•	timely disclose and repay any overpayments or potential fraud or abuse of which we become aware.

There are stipulated penalties for various violations of the CIA. Egregious violations of the CIA could result in our exclusion from further participation in government-funded health programs. We have designated a Chief Compliance Officer to ensure ongoing compliance with the terms and conditions of the CIA as well as compliance with all other applicable laws, rules, and regulations. Any acquired business will be subject to the provisions of the CIA.

We believe that we are in compliance with all state and federal legal fraud and abuse provisions and all other applicable government laws and regulations. Our compliance with these laws and regulations may be subject to future government review and interpretation and possible regulatory actions currently unknown or unasserted. If we are found to be in violation of any of these provisions, it could have a material adverse effect on our business.

We operate our agencies under licenses issued and regulated by the respective states in which they are located. Each agency is subject to periodic surveys and complaint-based surveys. If a survey identifies violations of state standards, the agency typically is afforded a grace period in which to comply or otherwise lose its license to operate. We use a Clinical Operations Department staffed by regional personnel to prepare each agency for these surveys and respond when those surveys identify potential problems or when plans-of-correction are required to bring the agency back into compliance. If we are found to be in violation of any of these state standards, it could have a material adverse effect on our business.

Compliance with HIPAA requirements will require additional systems conversions and expense.

The Health Insurance Portability and Accountability Act (“HIPAA”) was enacted in 1996 to ensure health insurance portability, reduce health care fraud and abuse, guarantee security and privacy of health information and enforce standards for health information. As of April 14, 2003, organizations were required to comply with certain HIPAA provisions relating to security and privacy. We believe we have met this requirement. We are enhancing systems’ security and training all personnel, as required by HIPAA.

HIPAA covered health care providers were required to comply with the statute’s electronic health care Transactions and Code Set requirements by October 16, 2002, or secure automatic one-year extensions to the deadline. Prior to the regulatory deadline, we and our subsidiaries secured the automatic one year extension in accordance with the directives of CMS. This automatic extension expired on October 16, 2003. As permitted by CMS, this deadline has further been extended by both Palmetto GBA (the Company’s fiscal intermediary) and many of the state Medicaid agencies to which we submit billings. To date, we have completed the conversion process for a majority of our operating entities, and all remaining entities will be fully converted prior to the deadlines imposed by individual payors. To the extent that other state Medicaid agencies have notified us that they are ready to receive submissions pursuant to the new HIPAA standards, we have already converted accordingly.

We may be subject to malpractice or other similar claims.

The services we offer involve an inherent risk of professional liability and related substantial damage awards. Due to the nature of our business, we, and certain nurses who provide services on our behalf, may be the subject of medical malpractice claims. These nurses could be considered our agents in the practice of nursing and , as a result, we could be held liable for any of their medical negligence. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees.

Our insurance liability coverage may not be sufficient for our business needs.

We maintain professional liability insurance for us and our subsidiaries. However, we cannot assure you that claims will not be made in the future in excess of the limits of such insurance, if any, nor can we assure you that any such claims, if successful and in excess of such limits, will not have a material adverse effect on our ability to conduct business or on our assets. Our insurance coverage currently includes fire, property damage and general liability with a $1,000,000 limit on each wrongful act and a $3,000,000 limit in aggregate. Although we maintain insurance consistent with industry practice, we cannot assure you that the insurance we currently maintain will satisfy claims made against us. In addition, we cannot assure you that insurance coverage will continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms.

Any claims made against us, regardless of their merit or eventual outcome, could damage our reputation and business. From December 31, 1998 to November 9, 2000, we were insured for risks associated with professional and general liability by an insurance company that currently is in liquidation and may not be able to pay or defend claims incurred by us during this period. We do not believe that the ultimate resolution of current claims will be materially different from reserves established for them or that any material claims will be made in the future based on occurrences during that period.

Our acquisition strategy entails many operating and integration risks and we may incur future liabilities related to our acquisitions.

Recently, our strategic focus has been on the acquisition of small to medium sized home health providers, or of certain of their assets, in targeted markets. These acquisitions involve significant risks and uncertainties, including:

•	difficulties integrating acquired personnel and other corporate cultures into our business;

•	the potential loss of key employees or customers of acquired companies;

•	the assumption of liabilities and exposure to unforeseen liabilities of acquired companies;

•	the acquisition of an agency with undisclosed compliance problems; and

•	the diversion of management attention from existing operations.

We may not be able to fully integrate the operations of the acquired businesses with our current business structure in an efficient and cost-effective manner. The failure to integrate any of these businesses effectively could have a material adverse effect on us.

In previous acquisitions, we attempted to determine the nature and extent of any pre-existing liabilities, and have obtained indemnification rights from the previous owners for acts or omissions arising prior to the date of the acquisition. However, resolving issues of liability between the parties could involve a significant amount of time, manpower and expense. There is no assurance that we will be successful in securing indemnification. If we were unsuccessful in a claim for indemnity from a seller, the liability imposed could affect us adversely.

Our acquisitions may impose strains on our existing resources.

As a result of our past and current acquisition strategy, we have grown significantly over the last three years. This growth poses a number of difficulties and risks for us. As we continue to grow in both revenue and geographical scope, our growth could stretch our resources, including management, information systems, regulatory compliance, logistics and other controls. We cannot assure you that our resources will keep pace with our anticipated growth. If we do not maintain our expected pace of growth, our future prospects could be materially adversely affected

We face competition for attractive acquisition candidates.

We intend to grow significantly through the continued acquisition of additional home health care agencies. We face competition for acquisition candidates, which may limit the number of acquisition opportunities available to us and may lead to higher acquisition prices. We cannot assure you that we will be able to identify suitable acquisitions or available market share in the future or that any such opportunities, if identified, will be consummated on favorable terms, if at all. In the absence of such successful transactions, we cannot assure you that we will experience further growth, nor can we assure you that any such transactions, if consummated, will result in further growth.

We may require additional capital to pursue our acquisition strategy.

At September 30, 2003, we had cash and cash equivalents of $10,064,000. Based on our current plan of operations, including acquisitions we cannot assure you that this amount will be sufficient. We cannot readily predict the timing, size and success of our acquisition efforts and the associated capital commitments. If we do not have sufficient cash resources, our growth could be limited unless we obtain additional equity or debt financing.

Reimbursements for services may be delayed.

Our business may be characterized by delays in reimbursement from when we provide services to when we receive the reimbursement or payment for these services. If we have systems or other issues with Medicare, that may result in an even longer payment cycle. This timing delay may cause working capital shortages from time to time. As a result, working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. We cannot assure you that trends in the industry will not further extend the collection period and impact adversely our working capital or that our working capital management procedures will successfully negate this risk. We are reviewing opportunities to secure a credit facility, although we cannot assure you that we will be successful in securing such a credit facility.

We continue to have a working capital deficit.

At September 30, 2003, we had a working capital deficit of $6.6 million. Included in this amount are $3.1 million owed by a subsidiary currently in bankruptcy, other estimates of amounts due to Medicare and other accruals which may not be necessary to be fully liquidated within twelve months. We are reviewing opportunities to secure a credit facility, although we cannot assure you that we will be successful in securing such a credit facility.

Our business is highly competitive.

We compete with hospitals, nursing homes, and other businesses that provide home health care services, some of which are large and established companies that have significantly greater resources than we do, on the basis of availability of personnel, quality and expertise of services and the value and price of services. Increased competition in the future from existing competitors or new entrants may limit our ability to maintain or increase our market share.

Some of our existing and potential new competitors may enjoy greater name recognition, and greater financial, technical and marketing resources than we do. This may permit our competitors to devote greater resources than we can to the development and promotion of services. These competitors also may engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees and clients.

We expect our competitors to develop new strategic relationships with providers, referral sources and payors, which could result in increased competition. The introduction of new and enhanced services, acquisitions and industry consolidation and the development of strategic relationships by our competitors could cause a decline in sales or loss of market acceptance of our services or price competition or make our services less attractive. Additionally, we compete with a number of tax-exempt nonprofit organizations that can finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions that are unavailable to us.

We cannot assure you that we will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.

We expect that industry forces will have an impact on us and our competitors. In recent years, the health care industry has undergone significant changes driven by efforts to reduce costs. The changes in our industry caused even greater competition among home healthcare and healthcare businesses generally. If we are unable to react competitively to new developments, our operating results may suffer.

We rely on our relationships with other organizations.

Our development and growth depends largely on our ability to establish close working relationships with hospitals, clinics, nursing homes, physician groups, health maintenance organizations, preferred provider organizations and other health care providers. Although we have established such relationships, we cannot assure you that we will improve and maintain these relationships or develop new relationships in existing and future markets. Our inability to maintain, improve and develop relationships in the future could have a material adverse effect on our business, financial condition and results of operations.

We rely significantly on attracting and retaining skilled workers.

We rely significantly on our ability to attract and retain caregivers who possess the skills, experience and licenses necessary to meet the requirements of our customers. We compete for home health care services personnel with other providers of home health care services. We must evaluate and expand our network of caregivers continually to keep pace with our customers’ needs. Currently, competition for nursing personnel is increasing and salaries and benefit costs have risen. Any inability to continue to increase the number of caregivers we recruit could adversely affect our potential for growth. Our ability to attract and retain caregivers depends on several factors, including our ability to provide such caregivers with attractive assignments and competitive benefits and salaries. We cannot assure you that we will succeed in any of these areas. The cost of attracting caregivers and providing them with attractive benefit packages may be higher than anticipated and, as a result, if we are unable to pass these costs on to customers, our profitability could decline. Moreover, if we are unable to attract and retain caregivers, the quality of our services may decline and, as a result, we could lose certain customers.

We depend on the continued services of our senior management.

Our success depends upon the continued employment of senior management officials, including our Chief Executive Officer, William F. Borne, our Chief Financial Officer, Gregory H. Browne and our Chief Operating Officer, Larry R. Graham. We maintain key employee life insurance of $4.5 million on Mr. Borne’s life and have entered into employment agreements with each of Mr. Borne, Mr. Browne and Mr. Graham. The departure of any of our senior management may materially adversely affect our operations.

We are dependant on information systems.

Our business is reliant on information systems and any disruption could impact our operations or profitability. These systems include software developed in-house, systems provided by external contractors, and other service providers.

We are defending class action lawsuits that may require us to pay substantial damage awards.

On August 23 and October 4, 2001, two class action lawsuits were filed, on behalf of all purchasers of our common stock between November 15, 2000 and June 13, 2001, against us and three of our executive officers. These suits, which were filed in the United States District Court for the Middle District of Louisiana, have now been consolidated and seek damages based on the decline in our stock price following an announced restatement of earnings for the fourth quarter of 2000 and first quarter of 2001. The suits allege that we knew or were reckless in not knowing the facts giving rise to the restatement. We are vigorously defending these lawsuits. We have insurance coverage for an amount in excess of $100,000 up to a certain level. Although we believe our insurance coverage is sufficient in respect to any amounts which may be awarded, we cannot assure you that the final resolution will fall within our insurance coverage amounts. We cannot assure you that we may not be subject to additional litigation in the future as a result of adjustments in actual or changes in estimates for Medicare and other third-party reimbursements or arising in connection with other matters.

Our stock has low trading volume and a number of factors beyond our control may affect our stock price.

The average daily trading volume for our common stock historically has been low, with an average daily trading volume for the nine months ended September 30, 2003 of approximately 22,000 shares. As a result, our common stock may not be highly liquid. Moreover, the price and trading levels of our common stock may be affected negatively by a number of factors outside of our control, including:

•	sales of stock by significant stockholders;

•	announcements of changes in Medicare or other third party reimbursements;

•	announcements of other legislative changes in the healthcare industry;

•	quarterly fluctuations in our revenues or other financial results;

•	announcements by our competitors; and

•	investor perceptions about us and our business and financial results.

Our subsidiary, Alliance Home Health, Inc., filed a Chapter 7 bankruptcy petition.

Alliance, our wholly-owned subsidiary (which we acquired in 1998 and ceased operations in 1999), filed for Chapter 7 Federal bankruptcy protection with the United States Bankruptcy Court in the Northern District of Oklahoma on September 29, 2000. A trustee was appointed for Alliance in 2001. Until the contingencies associated with the liabilities are resolved, the consolidated financial statements incorporated by reference in this private placement memorandum will continue to consolidate Alliance, which has net liabilities of $4.2 million. It is possible that we will be held responsible for some of these liabilities.

Our Board of Directors may utilize anti-takeover provisions or issue stock to discourage control contests.

Our Certificate of Incorporation authorizes us to issue up to 30,000,000 shares of common stock and 5,000,000 shares of undesignated Preferred Stock. Our Board of Directors may cause us to issue additional stock to discourage an attempt to obtain control over us. For example, shares of stock could be sold to purchasers who might support the Board of Directors in a control contest or could be sold to dilute the voting or other rights of a person seeking to obtain control. In addition, the Board of Directors could cause us to issue Preferred Stock entitling holders to:

•	vote separately on any proposed transaction;

•	convert preferred stock into common stock;

•	demand redemption at a specified price in connection with a change in control; or

•	exercise other rights designed to impede a takeover.

In addition, the issuance of additional shares may, among other things, dilute earnings and equity per share of common stock and voting rights of the common stockholders.

We have implemented other anti-takeover provisions or provisions that could have an anti-takeover effect, including (1) advance notice requirements for director nominations and stockholder proposals and (2) a stockholder rights plan, colloquially known as a “poison pill.” These provisions, and others that the Board of Directors may adopt hereafter, may discourage offers to acquire us and may permit our Board of Directors to choose not to entertain offers to purchase us, even if such offers include a substantial premium to the market price of our stock. Therefore, our stockholders may be deprived of opportunities to profit from a sale of control.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Identification of Exhibit

2.1(5) -	Asset purchase agreement by and among Amedisys LA Acquisitions, LLC, Amedisys, Inc., Standard Home Health Care, Inc., Cypress Health Services, LLC, David J. Martin, Jr., Charles Gregory Eckert, and Brandon J. Migliore.

3.1(4) -	Certificate of Incorporation

3.2(3) -	Bylaws

4.2(1) -	Common Stock Specimen

4.7(2) -	Shareholder Rights Agreement

10.1(6) -	Settlement Agreement between the Office of Inspector General of the Department of Health and Human Services and Amedisys Specialized Medical Services and Amedisys, Inc.

10.2	(6) -	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Amedisys, Inc. and Amedisys Specialized Medical Services, Inc.

21.1	(1) -	List of Subsidiaries

31.1	(6) -	Certification of William F. Borne, Chief Executive Officer

31.2	(6) -	Certification of Gregory H. Browne, Chief Financial Officer

32.1	(6) -	Certification of William F. Borne, Chief Executive Officer

32.2	(6) -	Certification of Gregory H. Browne, Chief Financial Officer

(1)	Previously filed as an exhibit to the Registration Statement on Form S-3 dated March 11, 1998.
(2)	Previously filed as an exhibit to the Current Report on Form 8-K dated June 16, 2000 and the Registration Statement on Form 8-A dated June 16, 2000.
(3)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2001.
(4)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2002.
(5)	Previously filed as an exhibit to Form 8-K filed August 19, 2003.
(6)	Filed herewith

(b) Reports on Form 8-K

On August 7, 2003 the Company filed a Current Report on Form 8-K attaching a press release announcing the purchase of two home care agencies in southeast Louisiana.

On August 13, 2003 the Company filed a Current Report on Form 8-K with the SEC attaching a press release announcing operating results for the quarter ended June 30, 2003 and announcing a conference call to be hosted.

On August 19, 2003 the Company filed a Current Report on Form 8-K with the SEC attaching transcript of the teleconference call held on August 13, 2003 to discuss 2nd quarter 2003 earnings.

On August 19, 2003 the Company filed a Current Report on Form 8-K with the SEC to report the acquisition of assets of Standard Home Health Care, Inc and Cypress Health Services, LLC effective August 1, 2003.

On September 16, 2003 the Company filed a Current Report on Form 8-K with the SEC to furnish the text of slides that the Company’s management began using in presentations at investor conferences.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMEDISYS, INC.

By: /s/ Gregory H. Browne
Gregory H. Browne
Chief Financial Officer

DATE: November 10, 2003