Form 10-K/A
period 2002-12-31
AMEDISYS INC
filed 2004-02-24
CIK 896262

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

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

Acquisitions in 2002

Effective April 1, 2002 the Company acquired certain assets and liabilities of Christus Spohn Home Health Services from Christus Spohn Health System Corporation (“Christus Spohn”) associated with its operations in Corpus Christi, Texas. Effective August 1, 2002, the Company acquired certain assets and liabilities of Baylor All Saints Medical Center (“Baylor”) and All Care, Inc. associated with their home health care operations in Fort Worth, Texas. These two acquisitions provide the Company with entry into the Texas market, and the Company intends to further expand in that state when appropriate opportunities become available.

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

The Company currently operates 64 home health care nursing offices consisting of 38 parent offices with Medicare provider numbers, and 26 branch offices. Serving this market for the past 10 years, the Company has built its reputation based on quality care and specialty nursing services. Because its services are comprehensive, cost-effective and accessible 24 hours a day, seven days a week, the Company’s home health care nursing services are attractive to payors and physicians. All of its offices are accredited or in the process of seeking accreditation by the Joint Commission on Accreditation of Health Care Organizations (“CAHO”), with the exception of two offices which are accredited by the Community Health Accreditation Program. The Company provides a wide variety of home health care services including:

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

Risk Factors

Investment in our shares involves a degree of risk. The risks below should be carefully considered before buying any of the Company’s securities. Each of these risk factors could adversely affect the value of an investment in our common stock.

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

In 1999, the Company discovered questionable conduct involving the former owner of one of its smaller agencies. This conduct occurred between 1994 and 1997. The Company conducted an initial audit (using an independent auditor) and voluntarily disclosed the irregularities to the Department of Health and Human Services’ Office of the Inspector General (“OIG”). Since that time, the government has been examining the disclosed activities and during the second quarter of 2002 a further audit of relevant claims was initiated at the request of the government, which was completed during the third quarter of 2002. In February, 2003, the OIG offered a settlement that includes certain penalties not anticipated by the Company, as the Company self reported the matter. While the Company believes that the penalties would be abated through the legal process, the legal costs and time devoted could exceed the benefits of this effort. Consequently, the Company has accrued an additional $300,000 in the recently completed fourth quarter for this settlement. Management believes the Company has adequately reserved for the estimated liability associated therewith; but no assurances can be provided that the ultimate resolution will not be materially different than the current estimate.

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

The following table provides the high and low prices of the Company’s Common Stock during 2001, 2002, and the first quarter of 2003 through March 21 as quoted by the OTC Bulletin Board or Nasdaq, as applicable.

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

ITEM 6.    SELECTED FINANCIAL DATA

The selected consolidated financial data presented below are derived from audited financial statements for each of the years ended December 31, 1998 through December 31, 2002. Selected financial data for the year ended December 31, 1998 have been restated to reflect discontinued operations. The financial data for the years ended December 31, 2002, 2001 and 2000 should be read in conjunction with the consolidated financial statements and related notes attached hereto, the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included herein.

Selected Historical Statement of Income Data

	2002	2001	2000	1999	1998(1)
	(In thousands, except per share amounts)
Net Service Revenue	$129,424	$110,174	$88,155	$97,411	$25,466
Cost of Service Revenue	58,244	49,046	41,468	46,890	17,569

Gross Margin	71,180	61,128	46,687	50,521	7,897
General/Administrative Expenses	64,700	53,665	49,251	53,146	33,510

Operating Income (Loss)	6,480	7,463	(2,564)	(2,625)	(25,613)
Other Income (Expense)	(9,013)	(2,167)	(1,769)	(4,719)	(1,196)
Income Tax Benefit (Expense)	3,285	(220)	1,647	3,263	(99)

Income (Loss) before Discontinued Operations and Extraordinary Item	752	5,076	(2,686)	(4,081)	(26,710)
Discontinued Operations:
Loss from Discontinued Operations, Net of Income Tax	—	(566)	(3,281)	(784)	(1,338)
Gain on Dispositions, Net of Income Tax	—	876	4,684	6,165	3,177
Extraordinary Item, Net of Income Tax	—	—	5,053	—	—
Net Income (Loss)	$752	$5,386	$3,770	$1,300	$(24,871)

Weighted Avg. Common Shares Outstanding – Basic	8,499	5,941	4,336	3,093	3,061
Weighted Avg. Common Shares Outstanding – Diluted	9,007	7,980	4,336	3,093	3,061
Basic Earnings (Loss) per Common Share
Net Income (Loss) before Discontinued Operations and Extraordinary Item	$0.09	$0.85	$(0.62)	$(1.32)	$(8.72)
Income (Loss) from Discontinued Operations, Net of Income Tax	—	(0.10)	(0.76)	(0.25)	(0.44)
Gain on Dispositions, Net of Income Tax	—	0.15	1.08	1.99	1.04

	2002	2001	2000	1999	1998(1)
	(In thousands, except per share amounts)
Extraordinary Item, Net of Income Tax	—	—	1.17	—	—

Net Income (Loss)	0.09	0.90	0.87	0.42	(8.12)

Diluted Earnings (Loss) per Common Share
Net Income (Loss) before Discontinued Operations and Extraordinary Item	$0.08	$0.64	$(0.62)	$(1.32)	$(8.72)
Income (Loss) from Discontinued Operations, Net of Income Tax	—	(0.07)	(0.76)	(0.25)	(0.44)
Gain on Dispositions, Net of Income Tax	—	0.11	1.08	1.99	1.04
Extraordinary Item, Net of Income Tax	—	—	1.17	—	—

Net Income (Loss)	0.08	0.68	0.87	0.42	(8.12)

Selected Historical Balance Sheet Data

Total Assets	$58,324	$60,854	$38,970	$44,602	$44,428
Total Long-term Obligations	$10,241	$10,856	21,102	$13,039	$14,394
Total Convertible Preferred Stock	$—	$—	$1	$1	$1

(1)	Selected Financial Data for the year ended December 31, 1998 have been restated to reflect discontinued operations.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items included in the Company’s consolidated statements of operations as a percentage of our net revenue:

	2002	2001	2000
Net service revenue	100.00%	100.00%	100.00%
Cost of service revenue (excluding amortization and depreciation)	45.00	44.52	47.04

Gross margin	55.00	55.48	52.96
General and administrative expenses:
Salaries and benefits	29.86	27.68	32.94
Other	20.13	21.03	22.93

Total general and administrative expenses	49.99	48.71	55.87

Operating income (loss)	5.01	6.77	(2.91)
Other income (expense)	(6.96)	(1.97)	(2.01)

Income (loss) before taxes, discontinued operations and extraordinary item	(1.95)	4.80	(4.92)
Income tax expense (benefit)	(2.53)	0.20	(1.87)

Income (loss) before discontinued operations and extraordinary item	0.58	4.61	(3.05)
Discontinued operations:
Loss from discontinued operations, net of income tax	—	(.51)	(3.72)
Gain on dispositions, net of income tax	—	0.80	5.31
Extraordinary item, net of income tax	—	—	5.73

Net income	0.58%	4.89%	4.27%

Years Ended December 31, 2002 and 2001

Net Service Revenue

The Company is paid by Medicare based on completed episodes of care. An episode of care may arise from either a new admission, or by a physician ordering additional episodes of care for an existing patient. For each episode of care, the Company receives the amount appropriate to each patient’s diagnoses, location and severity of illness – see Revenue Recognition. In the case of non – Medicare patients, the Company is generally paid on a per visit basis, which still requires an admission to take place.

For the year ended December 31, 2002 as compared to the year ended December 31, 2001, net revenues increased by $19.25 million, or 17.5% as a result of the factors described below. Net Service Revenue was decreased by $1.0 million in the year ended December 31, 2002 and increased by $2.2 million in the year ended December 31, 2001 due to changes in prior years’ cost report estimates—see Liquidity and Capital Resources.

Of the $19.25 million increase in revenues, approximately one-third or $6.75 million is attributable to acquisitions. Average revenue per episode increased by approximately 6.4% to $2,476 in 2002, accounting for approximately $6.5 million of the increase in revenues, with the balance coming from internal growth in admissions, and episodes of care.

For the year ended December 31, 2002, Medicare new patient admissions from both acquisitions and internal growth rose by 11.4% to 30,223, whereas total completed episodes of care rose by 12.6% to 46,267, when compared with the same period of 2001.

Revenue from other payors increased by approximately 21% in 2002, due to an 18% increase in the number of visits performed, and a 3% increase in the average revenue per visit. Management estimates that a significant percentage of these increased visits arose from acquisitions, and although it is not possible to be more precise at this time, non-Medicare revenue accounted for approximately 12% of net service revenue for the period.

Cost of Service Revenue

For the year ended December 31, 2002 as compared to the year ended December 31, 2001, cost of service revenues increased by 19%, or $9.2 million. This increase is attributable to a 6% increase in the total number of visits performed to 1.07 million visits and a 12% increase in the cost per visit. The number of visits increased 6% to 1.07 million as a result of an 11% increase in the number of new patients, offset by an approximate 5% decline in the number of visits per Medicare episode. The 12% increase in the cost per visit is attributable, in part, to the $2.5 million for the addition of managers to support the Company’s disease management programs, and was incurred irrespective of the number of visits performed. Further, additional expenses were incurred as a result of increased rates of pay, including benefits for full-time staff, for visiting staff. We also increased, effective July 1, 2002, by 10% the amount paid for mileage, resulting in approximately $0.7 million increase in expenses when compared with the previous year.

General and Administrative Expenses

General and administrative expenses increased by $11.0 million or by 21% in 2002 as compared to 2001. This increase is primarily attributable to $1.8 million of general and administrative expenses for acquisitions completed in 2001 and 2002 and $0.5 million for additional travel expenses as a result of these acquisitions. This increase includes the amounts for staff associated with the acquisitions, rent and utilities, printing and other costs. We also experienced an increase in other administrative salaries of approximately $1.0 million, and significant increase in benefit costs, particularly health insurance, of $1.7 million, increases in sales and marketing personnel costs of $1.5 million, retention bonuses issued in May and June 2002 (of which $1.1 million was expensed in 2002), restructuring costs of $1.6 million accounted for in the fourth quarter of 2002, and the matters described below. Additionally, the costs associated with the wide area network added approximately $0.6 million to costs in 2002 when compared to 2001, and $0.6 million of the increase is attributable to an expansion of marketing activities. Advertising, including recruitment advertising, increased by approximately $0.8 million in 2002. Further, we increased our bad debt expense by approximately $1.0 million, of which $0.6 million related to a specific reserve added in the fourth quarter of 2002 in relation to the termination of certain managed care contracts. These increases were offset by a reduction in billing department costs of $2.3 million. As a percentage of net revenues, general and administrative expenses increased to 50% in 2002 from 49% in 2001.

The retention bonuses were issued in response to competitive recruitment activity primarily in our markets in Georgia. The restructuring charges represented our response to reimbursement changes by Medicare effective October 1, 2002 and were comprised of severance payments to terminated employees, as well as certain costs associated with the abandonment or buyout of existing operating leases.

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

In 2000, the Company was insured under a fully insured worker’s compensation insurance policy that contained a provision for retroactive return of certain premiums based on favorable claims activity. The claims related to this policy have developed unfavorably, resulting in an additional $275,000 of worker’s compensation expense during 2002, related to the 2000 plan year.

Operating Income

The Company had operating income of $6,480,000 in 2002 as compared to an operating income of $7,463,000 in 2001. The decrease in operating income of $983,000 is attributable to all of the changes, including with respect to prior years’ cost report estimates, described above.

Other Income (Expense)

Other expenses increased to $9,013,000 in 2002 from an expense of $2,167,000 in 2001, primarily due to a reserve of $7.1 million with respect to amounts due to the Company arising from the failure of NPF VI, Inc. (“NPF VI”), its asset based lender (see “Liquidity and Capital Resources below”), and associated legal costs of $250,000. This increase in expense was partially offset by a decrease in interest expense of $911,000 to $1,874,000 due to reduced amounts of interest bearing debt outstanding and lower interest rates.

Income Tax Benefit (Expense)

For the year ended December 31, 2002 as compared to December 31, 2001, income tax expense decreased from an expense of $220,000 in 2001 to a benefit of $3.3 million in 2002. As of December 31, 2001, the Company had recorded a valuation allowance of $2,587,000. Management of the Company determined, based on the first quarter 2002 operating results and projections for fiscal year 2002, that it was more likely than not that the Company would be able to use all of the previously unrecognized tax benefits. Accordingly, in the quarter ended March 31, 2002, the Company recorded a tax benefit of $1,438,000 resulting primarily from elimination of the valuation allowance. For the for the remainder of 2002, the Company recorded income tax expense at an effective rate of 37%.

Net Income

The Company recorded net income of $752,000, or $0.08 per diluted common share for 2002 compared with net income of $5,386,000, or $0.68 per common share, for 2001.

Years Ended December 31, 2001 and 2000

Net Service Revenue

For the year ended December 31, 2001 as compared to the year ended December 31, 2000, net revenues increased $22,019,000 or 25%. This increase was attributed to the implementation of PPS in October 2000 as well as an increase in patient admissions of 11,203, or 44%, from 25,431 for 2000 to 36,634 for 2001 from both internal growth and acquisitions completed during the latter part of 2000 and during 2001. Net Service Revenue was increased by $2.2 million in the year ended December 31, 2001 and decreased by $3.4 million in the year ended December 31, 2000 due to changes in prior years’ cost report estimates—see Liquidity and Capital Resources.

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

Operating Income (Loss)

The Company had operating income of $7,463,000 in 2001 as compared to an operating loss of $2,564,000 in 2000. The improvement in operating income of $10,027,000 is attributed to increased patient admissions and improvement in operating income as a percentage of revenue, as well as $5.6 million due to changes in prior years’ cost report estimates as described above.

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

Discontinued Operations

Losses from discontinued operations, net of income taxes, amounted to $566,000 for 2001 as compared to losses of $3,281,000 for 2000 primarily due to a write-off of goodwill in 2000 related to the sale of our infusion division of approximately $1,770,000. The gain on disposition of $876,000, net of taxes of $190,000, for 2001 is attributed to the sale of one surgery center, while the gain on disposition of $4,684,000, net of taxes, for 2000 is attributed primarily to the sale of two surgery centers.

Net Income

The Company recorded net income of $5,386,000, or $0.68 per diluted common share, for 2001 compared with net income of $3,770,000, or $0.87 per common share, for 2000. Common stock equivalents were anti-dilutive at December 31, 2000.

Critical Accounting Policies

The financial statements are prepared in accordance with generally accepted accounting principles and include amounts based on management’s judgments and estimates. These judgments and estimates are based on, among other things, historical experience and information available from outside sources. The critical accounting policies presented below have been discussed with the Audit Committee as to the development and selection of the accounting estimates used as well as the disclosures provided herein. Actual results could differ materially from these estimates.

Revenue Recognition

The Company recognizes revenue as services are rendered to patients. Substantially all of the Company’s revenue is billed to Medicare (approximately 90%), and other third-party payers including insurance companies, managed care plans, and other government payors. The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates. Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the Company’s established rates or estimated reimbursement rates, as applicable. Allowances and contractual adjustments are recorded for the difference between the established rates and the amounts estimated to be payable by third parties and are deducted from gross revenues to determine net service revenues. Net service revenues are the estimated net amounts realizable from patients, third-party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements. Reimbursement from all sources except Medicare is primarily billed and revenue is recorded as services are rendered and based upon discounts from established rates.

Under the Medicare Prospective Payment System (“PPS”), the Company is paid by Medicare based on episodes of care. An episode of care is defined as a length of care up to sixty days with multiple continuous episodes allowed. A base episode payment is established by the Medicare Program through federal legislation for all episodes of care ended on or after the applicable time periods detailed below:

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

The base episode payment is adjusted by applicable regulations including, but not limited to, the following: a case mix adjuster consisting of eighty (80) home health resource groups (“HHRG”), the applicable geographic wage index, low utilization (either expected or unexpected), intervening events and other factors. The episode payment is also adjusted in the event that a patient is either readmitted by the Company, or admitted to another home health agency prior to the expiration of 60 days from the original admission date – these adjustments are known as partial episode payments. The episode payment will be made to providers regardless of the cost to provide care. The services covered by the episode payment include all disciplines of care, in addition to medical supplies, within the scope of the home health benefit.

A portion of reimbursement from Medicare is billed and cash is typically received before all services are rendered. The estimated episodic payment is billed at commencement of the episode. Sixty percent of the estimated reimbursement is received at initial billing for the initial episode of care per patient (fifty percent for subsequent episodes of care) with the remaining reimbursement received upon completion of the episode.

Revenue is recorded when services are provided to a patient. Amounts billed and, or received in advance of services performed are recorded as deferred revenue. For episodes of care that are completed, all of the revenue expected to be received for that episode is recognized. The amount of revenue recognized for episodes of care which are incomplete at period end is based on an estimate of the portion of the episode which applies to the period, and is calculated based upon total visits performed to date as a percentage of total expected visits for a particular episode. Management believes that this is a reasonable estimate for revenue with respect to services provided for incomplete episodes, and for which reimbursement will be ultimately received. Because of the potential for changes in base episode payments referred to above and the complexity of the regulations noted above, the estimated amounts originally recorded as net patient revenue and accounts receivable may be subject to revision as additional information becomes known.

Prior to the implementation of PPS on October 1, 2000, reimbursement for home health care services to patients covered by the Medicare program was based on reimbursement of allowable costs subject to certain limits. Final reimbursement was determined after submission of annual cost reports and audits thereof by the fiscal intermediaries. Retroactive adjustments have been accrued on an estimated basis in the period the related services were rendered and will be adjusted in future periods as final settlements are determined. Estimated settlements for cost report years ended 1997 and subsequent years, which are still subject to audit by the intermediary and the Department of Health and Human Services, are recorded in short-term and long-term Medicare liabilities. Under the new PPS rules, annual cost reports are still required as a condition of participation in the Medicare program. However, there are no final settlements or retroactive adjustments.

Collectibility of Accounts Receivable

The process for estimating the ultimate collectibility of accounts receivable involves judgment, with the greatest subjectivity relating to non-Medicare accounts receivable. The Company currently records an allowance for uncollectible accounts on a percentage of revenues basis unless a specific issue is noted, at which time an additional allowance may be recorded. In the fourth quarter of 2002, the Company terminated a number of contracts with non-Medicare payors and recorded an additional allowance of $600,000, given the uncertain nature of collectibility in relation to these contracts.

The Company reduced accounts receivable, net of allowance for doubtful accounts, from $23.7 million at December 31, 2001 to $13.5 million at December 31, 2002 for the reasons described below. Prior to October 1, 2001 the Company outsourced billing and collection activities to CareSouth Home Health Services, Inc. (“CareSouth”). Effective this date, the Company elected to terminate the agreement with CareSouth and conduct these activities under its own managerial direction. We recruited staff to fulfill this function, as well to review all Medicare episodes of care for completeness prior to billing. The Company also staffed a department to reconcile adjustments to billing made by Medicare with the objective of increasing the efficiency of the collection process. The ability to obtain accurate billing information due to closer integration of caregivers and billing staff caused more accurate bills to be submitted to Medicare. Improvements to the billing software allowed more timely, and more frequent, billing to Medicare. The ability of staff to conduct any required review claims denied by Medicare via the computer system also improved the timeliness of collections. Medicare regulations allow for payment of 60% of the anticipated episodic payment on initial episodes and 50% of the anticipated episodic payment on subsequent episodes, within 14 days of an electronic submission of the request, with the balance payable within 14 days of completion of the necessary paperwork at the completion of the episode.

Accounts Receivable as at December 31, 2002 by payor class is as follows:

Medicare	$9,128	68%
Medicaid	$1,667	12%
Private	$2,671	20%

Total	$13,467

Amounts receivable from state Medicaid agencies and private insurers are significantly more difficult to collect, in particular because all billing is done on a per visit basis resulting in a number of smaller accounts. The Company recently determined to cease servicing a number of private insurance companies as a result of these difficulties.

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

Prior to the implementation of PPS on October 1, 2000, the Company recorded Medicare revenues at the lower of actual costs, the per visit cost limit, or a per beneficiary cost limit on an individual provider basis. Under the previous Medicare cost-based reimbursement system, ultimate reimbursement under the Medicare program was determined upon final settlement of the annual cost reports.

During the second quarter of 2000 the Company revised the calculation of the estimated Medicare allowable costs for the 1999 cost report year based on additional information provided by the fiscal intermediary to the Company resulting in a $2.2 million increase in amounts due to Medicare. Such amounts were recorded as a charge against revenue in the second quarter of 2000. During the third quarter of 2000 Centers for Medicare & Medicaid Services (“CMS”) completed a review of the fiscal year end 1999 as filed cost reports and decreased the cost basis for the cost reports by a 2% Audit adjustment factor which was withheld from the Company pending final audit. The decrease in the adjustment factor resulted in a decrease to the Medicare allowable cost of approximately $1.2 million. The Company increased the liability due to Medicare to reflect the decrease in allowable costs with a charge against revenue in the third quarter of 2000.

In December 2000, Congress passed the Benefits Improvement and Protection Act (“BIPA”), which, among other things, allowed providers a one-time advance equal to two periodic interim payments (“PIP”). These advances were repayable to Medicare over a thirty-six month period and bore interest at 12.625%. The Company received $7.4 million from Medicare under this provision in BIPA at which time a liability was established as an amount due to Medicare. Of the balance remaining at December 31, 2001, the amounts due within twelve months are reflected on the consolidated balance sheet at December 31, 2001 in the current-portion of Medicare liabilities, with the balance reflected in the long-term Medicare liability line item of the consolidated balance sheet.

During the second quarter of 2001 the Company revised the calculation of the estimated Medicare allowable costs for the 2000 cost report year based on additional information provided by the fiscal intermediary to the Company resulting in a $1.0 million decrease in amounts due to Medicare. Such amounts were recorded as a credit to revenue in the second quarter of 2001.

Also in the fourth quarter of 2001, CMS completed audits of the filed cost reports for the 1999 cost report year. Based information received from the completed audits, the Company determined that the 2% audit adjustment factor, withheld from the initial review conducted by the intermediary in 2000, would be refunded less any additional audit adjustments. Based on guidance received from the intermediary, the fiscal 1999 provider cost reports for those providers the Company purchased from Columbia/HCA in December, 1998 were to receive an additional month of costs because the intermediary allowed the Company to file a 13 month cost report. Even though Amedisys did have unfavorable audit adjustments, the net effect of the additional allowable cost and the refunded 2% audit adjustment factor resulted in a net receivable from Medicare. As a result of this information, the Company reversed the previously established $1.2 million due to Medicare for the 2% audit adjustment factor with a credit to revenue in the fourth quarter of 2001

During the third and fourth quarters of 2002, the Company received cash settlements of $2.1 million from Medicare related tentative settlements of the FY 2000 cost reports. This receivable was netted against the amounts due to Medicare on the balance sheet in the current-portion of Medicare liabilities, therefore, receipts of these settlements had no income statement impact.

In October 2002 the Company received notice from CMS that the FY 1997 Amedisys cost reports were being re-opened. In response to this notification from the intermediary, the Company established a liability of $1.0 million for amounts that may be assessed during the re-opening of the 1997 cost reports, due to the potential for different interpretations of reimbursement regulations between the intermediary and the Company. The increase in liability resulted in a charge against revenue in the fourth quarter of 2002. CMS has yet to complete the audit on these cost reports.

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

In November 2002, the Company elected to terminate its asset financing facility with NPF VI (see Note 5 in the Notes to the Consolidated Financial Statements) and advised its payors that remittances should be directed to the bank accounts of the Company rather than bank accounts controlled by NPF VI under collateral arrangements for the facility. The decision to terminate the above facility was made in response to the failure of NPF VI to provide $3.3 million on October 31, 2002 as requested by the Company on October 29, 2002 in accordance with the terms of the facility. At that date, Amedisys, Inc. determined that an amount of approximately $7.1 million was being held on behalf of the Company by NPF VI, and engaged in correspondence with representatives of NPF VI in an effort to have these funds returned to the Company. On November 18, 2002, NPF VI filed bankruptcy petitions, and accordingly, the Company elected to reserve the amount of $7.1 million in the fourth quarter of fiscal 2002. As of March 10, 2003, the collateral held by NPF VI and JP Morgan Chase, as trustee for the bondholders of NPF VI, is currently still being held by these entities. The Company is taking legal and other action to have this collateral released, and to recover the funds that have not been released to the Company. The Company incurred approximately $250,000 in legal fees related to this matter in the quarter ended December 31, 2002, and may incur substantial legal expenses in the future.

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

ITEM 8.    FINANCIAL STATEMENTS

See Consolidated Financial Statements beginning on Page F-1.

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

(a) Directors – Certain information about the current directors is set forth below:

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

(b) Executive Officers – The executive officers of the Company are as follows:

Name	Age	Capacity	Period of Service in Such Capacity Since
William F. Borne (1)	45	Chief Executive Officer	December 1982
Larry R. Graham	37	Chief Operating Officer	January 1999
Gregory H. Browne	50	Chief Financial Officer	May 2002
John H. Linden	59	Chief Information Officer	September 2000
Jeffrey D. Jeter	31	Vice President of Compliance / Corporate Counsel	April 2001

(1)	Biographical information with respect to this officer was previously provided above.

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

(c) Section 16(a) Beneficial Ownership Reporting Compliance –

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents to be filed with Form 10-K:

(1) Financial Statements

(2) Exhibits.

Exhibit No.		Identification of Exhibit

3.1	(i)(1)	— Certificate of Incorporation

3.2	(1)	— Bylaws

4.2	(2)	— Common Stock Specimen

4.4	(2)	— Form of Placement Agent’s Warrant Agreement

10.4	(2)	— Amended and Restated Amedisys, Inc. 1998 Stock Option Plan

10.5	(2)	— Registration Rights Agreement

10.8	(3)	— Employment Agreement between Amedisys, Inc. and William F. Borne

10.9	(3)	— Employment Agreement between Amedisys, Inc. and Larry Graham

10.10	(3)	— Amendment to Employment Agreement by and between Amedisys, Inc. and Larry Graham

10.11	(3)	— Employment Agreement between Amedisys, Inc. and John Joffrion

10.12	(6)	— Employment Agreement between Amedisys, Inc. and John Nugent

10.13	(6)	— Loan Agreement by and among Amedisys, Inc. and John Nugent

10.14	(4)	— Director’s Stock Option Plan

10.15	(5)	— Modification Agreement by and between CareSouth Home Health Services, Inc. and Amedisys, Inc.

10.16	(5)	— Software License Agreement by and between CareSouth Home Health Services, Inc. and Amedisys, Inc.

10.17	(7)	— Employment Agreement between Amedisys, Inc. and Gregory H. Browne

21.1	(2)	— List of Subsidiaries

23.1	(8)	— Consent of KMPG LLP

99.1	(8)	— Certification of William F. Borne, Chief Executive Officer

99.2	(8)	— Certification of Gregory H. Browne, Chief Financial Officer

(1)	Previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1994.
(2)	Previously filed as an exhibit to the Registration Statement on Form S-3 dated March 11, 1998.
(3)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000.
(4)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2001.
(5)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2001.
(6)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2001.
(7)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(8)	Filed herewith.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on the 24th day of February, 2004.

AMEDISYS, INC.

By:	/s/ WILLIAM F. BORNE

WILLIAM F. BORNE, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ WILLIAM F. BORNE WILLIAM F. BORNE	Chief Executive Officer and Chairman of the Board	February 24, 2004

/s/ GREGORY H. BROWNE GREGORY H. BROWNE	Principal Financial and Accounting Officer	February 24, 2004

/s/ JAKE L. NETTERVILLE JAKE L. NETTERVILLE	Director	February 24, 2004

DAVID R. PITTS	Director	February 24, 2004

PETER F. RICCHIUTI	Director	February 24, 2004

/s/ RONALD A. LABORDE RONALD A. LABORDE	Director	February 24, 2004

CERTIFICATION

I, William F. Borne, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Amedisys, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: February 24, 2004

/s/ William F. Borne

William F. Borne Chief Executive Officer

CERTIFICATION

I, Gregory H. Browne, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Amedisys, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: February 24, 2004

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

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in 000’s, except per share data)

	2002	2001	2000
INCOME:
Net service revenue	$129,424	$110,174	$88,155
Cost of service revenue (excluding depreciation & amortization)	58,244	49,046	41,468

Gross margin	71,180	61,128	46,687

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and benefits	38,650	30,495	29,038
Other	24,410	23,170	20,213
Restructuring charge	1,640	—	—

Total general and administrative expenses	64,700	53,665	49,251

Operating income (loss)	6,480	7,463	(2,564)

OTHER INCOME (EXPENSE):
Interest income	97	328	249
Interest expense	(1,874)	(2,785)	(2,159)
Provision for uncollectible receivable	(7,349)	—	—
Miscellaneous	113	290	141

Total other expense, net	(9,013)	(2,167)	(1,769)

INCOME (LOSS) BEFORE INCOME TAXES, DISCONTINUED OPERATIONS, AND EXTRAORDINARY ITEM	(2,533)	5,296	(4,333)
INCOME TAX BENEFIT (EXPENSE)	3,285	(220)	1,647

Income (loss) from continuing operations	752	5,076	(2,686)
DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of income taxes	—	(566)	(3,281)
Gain on sale of discontinued operations, net of income taxes	—	876	4,684
EXTRAORDINARY ITEM, NET OF INCOME TAXES	—	—	5,053

Net income	$752	$5,386	$3,770

Basic weighted average common shares outstanding	8,499,000	5,941,000	4,336,000
Basic income per common share:
Income (loss ) from continuing operations	$0.09	$0.85	$(0.62)
Loss from discontinued operations, net of income taxes	—	(0.10)	(0.76)
Gain on sale of discontinued operations, net of income taxes	—	0.15	1.08
Extraordinary item, net of income taxes	—	—	1.17

Net income	$0.09	$0.90	$0.87

Diluted weighted average common shares outstanding	9,007,000	7,980,000	4,336,000
Diluted income per common share:
Income (loss) from continuing operations	$0.08	$0.64	$(0.62)
Loss from discontinued operations, net of income taxes	—	(0.07)	(0.76)
Gain on sale of discontinued operations, net of income taxes	—	0.11	1.08
Extraordinary item, net of income taxes	—	—	1.17

Net income	$0.08	$0.68	$0.87

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

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in 000’s)

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$752	$5,386	$3,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,947	3,439	2,872
Provision for bad debts	3,175	2,248	2,361
Deferred revenue	—	(1,589)	(2,119)
Compensation expense due to issuance of stock and stock options	—	74	—
Deferred income taxes	(3,514)	—	—
Gain on sale of discontinued operations	—	(1,738)	(5,086)
Tax benefit from stock option exercises	328	—	—
Impairment of goodwill	—	—	1,771
Other	(93)	—	—
Minority interest	—	710	(339)
Changes in assets and liabilities-
Increase in cash included in assets held for sale	—	20	201
Decrease (increase) in patient accounts receivable	7,040	(1,905)	5,092
(Increase) decrease in inventory and other current assets	(1,307)	(266)	235
(Increase) decrease in other assets	(168)	56	545
Increase (decrease) in accounts payable	55	687	(3,148)
Increase in accrued expenses	1,904	4,713	759

Net cash provided by operating activities	11,119	11,835	6,914

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	139	17	290
Purchase of property and equipment	(1,267)	(13,424)	768
Cash used in purchase acquisitions	(2,125)	(3,406)	(787)
Proceeds from sale of discontinued operations	—	1,684	6,599
Partnership distributions	(66)	(745)	—
Minority interest investment in subsidiary	—	101	259

Net cash (used in) provided by investing activities	(3,319)	(15,773)	7,129

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings on line of credit agreements	(9,305)	6,353	(2,418)
Proceeds from issuance of notes payable and capital leases	1,021	8,147	10,725
Payments on notes payable and capital leases	(6,831)	(5,434)	(20,687)
(Decrease) increase in Medicare liabilities	(1,326)	(9,268)	3,535
Increase in long-term liabilities	—	273	—
Proceeds from private placement of stock, net	9,406	—	—
Proceeds from issuance of stock	581	438	—
Issuance of warrants for extinguishment of debt	—	–	344
Decrease in notes payable – related parties	—	(10)	—
Increase in notes receivable – related parties	—	(13)	—

Net cash (used in) provided by financing activities	(6,454)	486	(8,501)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,346	(3,452)	5,542
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,515	6,967	1,425

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,861	$3,515	$6,967

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$1,776	$2,843	$1,194

Income taxes	$895	$378	$44

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

Revenue Recognition

The Company recognizes revenue as services are rendered to patients. Substantially all of the Company’s revenue is billed to Medicare (approximately 90%), and other third-party payers including insurance companies, managed care plans, and other government payors. The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates. Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the Company’s established rates or estimated reimbursement rates, as applicable. Allowances and contractual adjustments are recorded for the difference between the established rates and the amounts estimated to be payable by third parties and are deducted from gross revenues to determine net service revenues. Net service revenues are the estimated net amounts realizable from patients, third-party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements. Reimbursement from all sources except Medicare is primarily billed and revenue is recorded as services are rendered and based upon discounts from established rates.

Under the Medicare Prospective Payment System (“PPS”), the Company is paid by Medicare based on episodes of care. An episode of care is defined as a length of care up to sixty days with multiple continuous episodes allowed. A base episode payment is established by the Medicare Program through federal legislation for all episodes of care ended on or after the applicable time periods detailed below:

Period	Base episode payment
Beginning October 1, 2000 through March 31, 2001	$2,115 per episode
April 1, 2001 through September 30, 2001	$2,264 per episode
October 1, 2001 through September 30, 2002	$2,274 per episode
October 1, 2002 through September 30, 2003	$2,159 per episode

With respect to Medicare reimbursement changes, the applicability of the reimbursement change depends upon the completion date of the episode; therefore, changes in reimbursement, both positive and negative, will impact the financial results of the Company up to sixty days in advance of the effective date.

The base episode payment is adjusted by applicable regulations including, but not limited to, the following: a case mix adjuster consisting of eighty (80) home health resource groups (“HHRG”), the applicable geographic wage index, low utilization (either expected or unexpected), intervening events and other factors. The episode payment is also adjusted in the event that a patient is either readmitted by the Company, or admitted to another home health agency prior to the expiration of 60 days from the original admission date – these adjustments are known as partial episode payments. The episode payment will be made to providers regardless of the cost to provide care. The services covered by the episode payment include all disciplines of care, in addition to medical supplies, within the scope of the home health benefit.

A portion of reimbursement from Medicare is billed and cash is typically received before all services are rendered. The estimated episodic payment is billed at commencement of the episode. Sixty percent of the estimated reimbursement is received at initial billing for the initial episode of care per patient (fifty percent for subsequent episodes of care) with the remaining reimbursement received upon completion of the episode.

Revenue is recorded when services are provided to a patient. Amounts billed and, or received in advance of services performed are recorded as deferred revenue. For episodes of care that are completed, all of the revenue expected to be received for that episode is recognized. The amount of revenue recognized for episodes of care which are incomplete at period end is based on an estimate of the portion of the episode which applies to the period, and is calculated based upon total visits performed to date as a percentage of total expected visits for a particular episode. Management believes that this is a reasonable estimate for revenue with respect to services provided for incomplete episodes, and for which reimbursement will be ultimately received. Because of the potential for changes in base episode payments referred to above and the complexity of the regulations noted above, the estimated amounts originally recorded as net patient revenue and accounts receivable may be subject to revision as additional information becomes known.

Prior to the implementation of PPS on October 1, 2000, reimbursement for home health care services to patients covered by the Medicare program was based on reimbursement of allowable costs subject to certain limits. Final reimbursement was determined after submission of annual cost reports and audits thereof by the fiscal intermediaries. Retroactive adjustments have been accrued on an estimated basis in the period the related services were rendered and will be adjusted in future periods as final settlements are determined. Estimated settlements for cost report years ended 1997 and subsequent years, which are still subject to audit by the intermediary and the Department of Health and Human Services, are recorded in short-term and long-term Medicare liabilities. Under the new PPS rules, annual cost reports are still required as a condition of participation in the Medicare program. However, there are no final settlements or retroactive adjustments.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash equivalents include certificates of deposit and all highly liquid debt instruments with maturities of three months or less when purchased.

Collectibility of Accounts Receivable

The process for estimating the ultimate collectibility of accounts receivable involves judgment, with the greatest subjectivity relating to non-Medicare accounts receivable. The Company currently records an allowance for uncollectible accounts on a percentage of revenues basis unless a specific issue is noted, at which time an additional allowance may be recorded. In the fourth quarter of 2002, the Company terminated a number of contracts with non-Medicare payors and recorded an additional allowance of $600,000 given the uncertain nature of collectibility in relation to these contracts.

Inventory

Inventory consists of medical supplies utilized in the treatment and care of home health patients. Inventory is stated at the lower of cost (first-in, first-out method) or market.

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

For financial reporting purposes, depreciation and amortization of property and equipment including those subject to capital leases ($2,940,000 in 2002, $1,948,000 in 2001, and $1,569,000 in 2000) is included in other general and administrative expenses and is provided utilizing the straight-line method based upon the following estimated useful service lives:

Buildings	40 years
Leasehold improvements	5 years
Equipment and furniture	5 -7 years
Vehicles	5 years
Computer software	5 years

Goodwill and Other Assets

Goodwill reflects the excess of cost over the estimated fair value of the net assets acquired. Through December 31, 2001, goodwill was amortized on a straight-line basis over its estimated useful life of twenty years. The Company also has intangible assets related to financing costs incurred related to the amendment of the NPF Loan recorded in other assets. These costs are being amortized on a straight line basis over the remaining term of the loan.

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

In July 2001, the FASB issued Financial Accounting Standards Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) that was effective January 1, 2002. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if circumstances indicate potential impairment. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives. For goodwill and indefinite-lived intangible assets acquired prior to July 1, 2001, goodwill was amortized through the remainder of 2001 at which time amortization ceased and a transitional goodwill impairment test was performed. Impairment charges resulting from the initial application of the new rules would have been classified as a cumulative change in accounting principle. The Company was not required to record an impairment charge upon completion of the initial impairment test. Transitional disclosure of income and earnings per share as if the goodwill requirements of SFAS 142 had been adopted January 1, 2000 are included in Note 4.

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

Accounting for the Impairment of Long-Lived Assets

Whenever recognized, events or changes in circumstances indicate the carrying amount of an asset, including intangible assets, may not be recoverable, management reviews the asset for possible impairment. Management uses undiscounted estimated future cash flows to assess the recoverability of the asset. If the expected future net cash flows are less than the carrying amount of the asset, an impairment loss, measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, is recognized.

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

Net Income Per Common Share

Earnings per common share are based on the weighted average number of shares outstanding during the period. There was no difference between basic and diluted weighted average common shares outstanding for the year ended December 31, 2000. The effect of stock options (732,521 common shares for the year ended December 31, 2000) and preferred shares (390,000 preferred shares convertible into 1.3 million common shares for the year ended December 31, 2000) were anti-dilutive (see Note 10). The following table sets forth shares used in the computation of basic and diluted net income per common share for the years ended December 31, 2002, 2001, and 2000 (in 000’s, except per share amounts).

	2002	2001	2000
Weighted average number of shares outstanding – for basic net income per share	8,499	5,941	4,336
Effect of dilutive securities:
Stock options	348	737	—
Warrants	160	263	—
Convertible preferred shares	—	1,039	—

Adjusted weighted average shares – for diluted net income per share	9,007	7,980	4,336

Stock-Based Compensation

The Company has two stock option plans, the Amedisys, Inc. 1998 Stock Option Plan and the Amedisys, Inc. Directors Stock Option Plan (the “Plans”) as described in Note 10. The Company accounts for its stock-based compensation in accordance with Accounting Principles Board’s Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” permit the continued use of the intrinsic value-based method prescribed by APB 25, but required additional disclosures, including pro-forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by SFAS 123 had been applied. The following table illustrates the effect on net income per share if the Company had recognized compensation expense for the Plans using the fair-value recognition method in SFAS 123 (in 000’s, except per share amounts):

	2002	2001	2000
Net income available to common stockholders:
As reported	$752	$5,386	$3,770
Add: Stock based employee compensation expense Included in reported net income, net of taxes	—	50	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of taxes	(698)	(824)	(756)

Pro forma	$54	4,612	3,014

Basic earnings per share:
As reported	$0.09	$0.90	$0.87
Pro forma	$0.01	$0.78	$0.70
Diluted earnings per share:
As reported	$0.08	$0.68	$0.87
Pro forma	$0.01	$0.58	$0.70
Weighted average fair value of grants during the year	$7.89	$5.66	$3.74
Black-Scholes option pricing model assumptions:
Risk free interest rate	4.26 – 5.80%	4.68 – 5.49%	5.31 – 7.03%
Expected life (years)	10	3 – 9	3 – 9
Volatility	92.28-115.18%	112.23-117.30%	112.62-130.87%
Expected annual dividend yield	—	—	—

Restructuring

In response to the significant reduction in Medicare reimbursement effective October 1, 2002 (Note 11) and in anticipation of a further reduction scheduled for April 1, 2003, management has initiated major changes in its operations, including termination of employees, abandonment and buyouts of certain leased space in December 2002. As a result of this restructuring plan, 117 employees were terminated. In 2002, the Company recorded $1,640,000 of costs associated with its restructuring plan. These costs were comprised of $1,209,000 for employee severance and $431,000 of costs associated with the abandonment and buyout of existing operating leases which were included in general and administrative expenses for the year ended December 31, 2002. During 2002, $262,000 of termination benefits were paid associated with the termination of 83 employees and charged against the accrued expenses. There were no other changes to the accrued liability. At December 31, 2002, a liability of $1,378,000 remains in other accrued liabilities for the unpaid portion of the benefits and lease cancellation payments and buyouts associated with the restructuring plan.

2. ACQUISITIONS AND DISPOSITIONS:

Acquisitions:

Each of the following acquisitions was completed in order to pursue the Company’s strategy of achieving market dominance in the southern and southeastern United States by expanding its service base and enhancing its position in certain geographic areas as a leading provider of home health nursing services. The purchase price of each acquisition was determined based on the Company’s analysis of comparable acquisitions and expected cash flows. Goodwill generated from the acquisitions was appropriate given the expected contributions of each acquisition to the overall corporate strategy and is fully tax deductible. Each of the acquisitions completed was accounted for as a purchase and are included in the Company’s financial statements from the respective acquisition date.

2001 Acquisitions

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

2002 Acquisitions

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

2001 Dispositions:

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

3. PROPERTY AND EQUIPMENT:

Property and equipment consist of the following as of December 31, 2002 and 2001 (in 000’s):

	2002	2001
Land	$122	$58
Buildings and leasehold improvements	194	214
Equipment, furniture and vehicles	10,448	10,390
Computer software	4,485	4,693

	15,249	15,355
Less: Accumulated depreciation	(6,992)	(5,065)

Total property and equipment	$8,257	$10,290

4. GOODWILL AND OTHER ASSETS:

Goodwill and other assets include the following as of December 31, 2002 and 2001 (in 000’s):

	2002	2001
Goodwill, net of accumulated amortization of $4,314	$25,581	$22,216
Intangible assets, net of accumulated amortization of $8 and $337 in 2002 and 2001, respectively	42	—
Deposits and other	145	85

Total goodwill and other assets	$25,768	22,301

The Company ceased amortization of goodwill on January 1, 2002 upon the adoption of SFAS 142 (see Note 1). Amortization expense related to goodwill was $1,234,000, and $1,038,000 for the years ended December 31, 2001 and 2000, respectively. The following table reconciles previously reported net income as if the provisions of SFAS No. 142 were in effect in 2001 and 2000 (in 000’s):

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

Amortization expense for intangible assets for the years ended December 31, 2002, 2001, and 2000 was $8,000, $257,000, and $265,000, respectively. Estimated amortization expense is $17,000 in 2003, $17,000 in 2004, and $8,000 in 2005.

The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (in 000’s):

Balance as of January 1, 2002	$22,216
Additions due to acquisitions	3,365

Balance as of December 31, 2002	$25,581

5. NOTES PAYABLE:

Notes payable as of December 31, 2001 consists primarily of an asset-based line of credit with availability, depending on collateral, of up to $25 million with National Century Financial Enterprises, Inc. (“NCF”) and borrowings under a revolving bank line of credit of up to $2,500,000. The NCFE $25 million asset-based line of credit was collateralized by eligible accounts receivable of the home health care nursing division. Cash collected with respect to these eligible receivables was paid by payors into a bank account controlled by NPF VI. At December 31, 2002 the Company had accounts receivable from NPF VI for amounts collected in excess of funds advanced to the Company. The receivable of $7.1 million is fully reserved at December 31, 2002 as disclosed in Note 11. Eligible receivables were defined as receivables, exclusive of workers compensation and self-pay, that were aged less than 181 days. The effective interest rate on this line of credit which had an outstanding balance at December 31, 2001 of $8,593,000, was 11.00% for the year ended December 31, 2001. In November 2002, the Company elected to terminate its asset financing facility with NPF VI (see Note 11).

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

6. LONG-TERM DEBT:

Long-term debt consists primarily of notes payable to banks and other financial institutions that are due in monthly installments through 2005. Long-term debt includes the following as of December 31, 2002 and 2001 (in 000’s):

	2002	2001
Long-term debt payable to NPF – interest was at a fixed interest rate of 10.50 % until June 2002 and variable thereafter (7.50% at December 31, 2002)	$5,882	$8,861
Long-term debt - interest ranging from 5.50-9.00%	2,495	2,085

	8,377	10,946
Less current portion	(3,903)	(5,355)

Long-term debt	$4,474	$5,591

These borrowings are secured by furniture, fixtures, and computer equipment. Maturities of debt as of December 31, 2002 are as follows (in 000’s):

Year Ended
December 31, 2003	$3,903
December 31, 2004	3,029
December 31, 2005	1,445

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

Year Ended
December 31, 2003	$2,629
December 31, 2004	1,150
December 31, 2005	59
December 31, 2006	15
December 31, 2007	13

Total future minimum lease payments	3,866
Amount representing interest	(348)

Present value of future minimum lease payments	3,518
Less current portion	(2,476)

Obligations under capital leases	$1,042

8. INCOME TAXES:

The Company files a consolidated federal income tax return that includes all subsidiaries. State income tax returns are filed individually by the subsidiaries in accordance with state statutes.

The Company utilizes the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Total tax expense (benefit) on income before taxes resulted in effective tax rates that differed from the federal statutory income tax rate. A reconciliation of these rates is as follows for 2002, 2001 and 2000:

	2002	2001	2000
Income taxes computed on federal statutory rate	35%	35%	38%
State income taxes and other	8	8	3
Valuation allowance	94	(36)	(39)
Nondeductible expenses and other	(11)	—	1

Total	126%	7%	3%

As of December 31, 2001, the Company had a recorded valuation allowance of $2,587,000. Management of the Company determined, based on the first quarter 2002 operating results and projections for fiscal year 2002, that it was more likely than not that the Company would be able to use all of the previously unrecognized tax benefits. Accordingly, the Company eliminated all of the valuation allowance in 2002.

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

Other

The Company paid consulting fees of $60,000, $75,000, and $63,000 to an Amedisys stockholder for the years ended December 31, 2002, 2001 and 2000, respectively. The company paid The Printing Department, owned by the father-in-law of an officer of the Company until May 2002, $609,000, $465,000, and $278,000 for the years ended December 31, 2002, 2001 and 2000 respectively. The Printing Department prints forms and other materials used in daily operations. The Company paid a law firm of which a former officer of the Company is a partner, $62,000 for the year ended December 31, 2002. The Company paid Alphagraphics, owned by the wife of an officer of the Company until June 2002,

$34,000 and $115,000 for the years ended December 31, 2002 and 2001, respectively. Alphagraphics provides printing and recruitment mail-out services. The Company believes the fees paid for these goods and services approximated fair market value.

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

Stock Options and Warrants

The Company’s Statutory Stock Option Plan (the “Plan”) provides incentive stock options to key employees. The Plan is administered by a Compensation Committee (appointed by the Board of Directors) which determines, within the provisions of the Plan, those eligible employees to whom, and the times at which, options shall be granted. Each option granted under the Plan is to be convertible into one share of common stock, unless adjusted in accordance with the provisions of the Plan. Options may be granted for a number of shares not to exceed, in the aggregate, 1,425,000 shares of common stock at an option price per share of no less than the greater of (a) 100% of the fair market value of a share of common stock on the date the option is granted or (b) the aggregate par value of the shares of common stock on the date the option is granted. If the option is granted to any owner of 10% or more of the total combined voting power of the Company and its subsidiaries, the option price is to be at least 110% of the fair market value of a share of common stock on the date the option is granted. Each option vests ratably over a two to three year period, with the exception of those issued under contractual arrangements that specify otherwise, and may be exercised during a period as determined by the Compensation Committee, not to exceed ten years from the date such option is granted. The aggregate fair market value of common stock subject to an option granted to a participant by the Compensation Committee in any calendar year shall not exceed $100,000.

The Company’s Directors’ Stock Option Plan (the “Directors’ Plan”) provides stock options to directors. The Directors’ Plan is administered by the Board of Directors in accordance with the provisions of the Directors’ Plan. Each option granted under the Directors’ Plan is to be convertible into one share of common stock, unless adjusted in accordance with the provisions of the Directors’ Plan. Options may be granted for a number of shares not to exceed, in the aggregate, 250,000 shares of common stock. The option price is to be the fair market value, which is the closing price of a share of common stock on the last preceding business day prior to the date as to which fair market value is being determined, or on the next preceding business day on which such common stock is traded, if no shares of common stock were traded on such date. Each option vests ratably over an eighteen month to three year period and may be exercised during a period not to exceed ten years from the date such option is granted.

A summary of the Company’s stock options as of December 31, 2002, 2001 and 2000 and changes during each of the years then ended is as follows:

	2002		2001		2000
	Shares	Wgtd. Avg. Exer. Price	Shares	Wgtd. Avg. Exer. Price	Shares	Wgtd. Avg. Exer. Price
Outstanding at beginning of year	919,033	$4.25	846,271	$3.72	897,771	$3.84
Granted	179,000	8.56	238,960	5.68	105,000	4.05
Exercised	(142,670)	3.65	(127,612)	3.28	—	—
Cancelled, forfeited or expired	(54,670)	5.63	(38,586)	3.86	(156,500)	4.09

Outstanding at end of year	900,693	$5.12	919,033	$4.25	846,271	$3.72

Exercisable at end of year	756,943	$4.42	756,353	$3.96	732,521	$3.68

Weighted average fair value of options granted during the year		$7.89		$5.66		$3.74

Of the 143,750 options outstanding but not exercisable at December 31, 2002, 77,080 become exercisable in 2003, 38,333 in 2004 and 28,337 in 2005.

The following table summarizes information about stock options outstanding at December 31, 2002:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding At 12/31/02	Wgtd. Avg. Remaining Contractual Life	Wgtd. Avg. Exercise Price	Number Exercisable at 12/31/02	Wgtd. Avg. Exercise Price
$3.00 - $9.95	900,693	6.61	$5.12	756,943	$4.36

At December 31, 2002, the Company had the following warrants outstanding:

Warrants Outstanding	Price
175,000	$3.00
15,000	4.00
100,000	5.00
4,000	6.25
30,720	6.93
69,000	8.12

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

On August 23 and October 4, 2001, two class action lawsuits were filed, on behalf of all purchasers of our common stock between November 15, 200 and June 13, 2001, against us and three of our executive officers. These suits, which were filed in the United States District Court for the Middle District of Louisiana, have now been consolidated. In May, 2003, the class was certified. Amedisys is appealing this certification and discovery has commenced.

The suit seeks damages based on the decline in our stock price following an announced restatement of earnings for the fourth quarter of 2000 and first quarter of 2001. The suits allege that we knew or were reckless in not knowing the facts giving rise to the restatement. We are vigorously defending these lawsuits. We have director’s and officer’s insurance coverage for an amount in excess of $100,000 up to $4 million, in respect of this period. The Company is not able to estimate at this time the potential amounts that could be awarded to the plantiffs in this matter. Although we believe our insurance coverage is sufficient in respect to any amounts which may be awarded, we cannot assure you that the final resolution will fall within our insurance coverage amounts. We have met our deductible with the legal fees that have been incurred to date. Additional legal fees will be paid by our insurer up to our policy limits.

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

In November 2002, the Company elected to terminate its asset financing facility with NPF VI and advised its payors that remittances should be directed to the bank accounts of the Company rather than bank accounts controlled by NPF VI under collateral arrangements for the facility. The decision to terminate the above facility was made in response to the failure of NPF VI to provide $3.3 million on October 31, 2002 as requested by the Company on October 29, 2002 in accordance with the terms of the facility. At that date, Amedisys, Inc. determined that an amount of approximately $7.1 million was being held on behalf of the Company by NPF VI, and engaged in correspondence with representatives of NPF VI in an effort to have these funds returned to the Company. On November 18, 2002, NPF VI filed bankruptcy petitions, and accordingly, the Company elected to reserve the amount of $7.1 million in the fourth quarter of fiscal 2002. As of March 10, 2003, the collateral held by NPF VI and JP Morgan Chase, as trustee for the bondholders of NPF VI, is currently still being held by these entities. The Company is taking legal and other action to have this collateral released, and to recover the funds that have not been released to the Company. The Company incurred approximately $250,000 in legal fees related to this matter in the quarter ended December 31, 2002, and may incur substantial legal expenses in the future.

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

See Note 1 for the Company’s revenue recognition policy.

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

Management and License Agreement

The Company and CareSouth Home Health Services, Inc. (“CareSouth”), an affiliate of CPII Acquisition Corp., had agreements under which CareSouth agreed to provide payroll processing, billing services, collection services, cost reporting services and software maintenance and support for the Company’s home health agencies with a consolidated fee structure. Under the consolidated fee structure, fees are collected for services provided on a per visit basis, which may be adjusted depending on the cumulative number of annual visits. Effective September 1, 1999, the management agreement was amended to exclude cost reporting services and software maintenance and support for a corresponding decrease in professional fees. The Company paid CareSouth $475,000 per month through September, 2001 under this amended agreement. Effective October 1, 2001, the Company terminated the management agreement. In connection with this termination, the Company entered into a Software License Agreement (“License Agreement”) with CareSouth for the use of a home health care billing and collections software system. The License Agreement, which expires May 1, 2004, provided for a $2,000,000 cash payment at signing, monthly payments beginning October 1, 2001 of $178,226 through May, 2004, and a $1,000,000 cash payment due on or before February 28, 2002. At the expiration of the License Agreement, the Company has the option to acquire the software system for $1.00, and consequently, the Company has accounted for this lease as a capital lease obligation.

Self-Funded Insurance Plans

The Company was self insured for workers’ compensation in the state of Louisiana up to certain policy limits for several years. In connection with the self-insurance plan and as required by the State of Louisiana, the Company provided a $175,000 letter of credit in favor of the Louisiana Department of Labor, which expires February, 2003. In January 1999, the Company changed from a self-insured workers’ compensation plan to a fully insured, guaranteed cost plan. In 2000 the Company was insured under a fully insured worker’s compensation insurance policy that contained a provision for retroactive return of certain premiums based on favorable claims activity. The claims related to this policy have developed unfavorably, resulting in an additional $275,000 of worker’s compensation expense during 2002, related to the 2000 plan year. In January 2003, the Company reverted to a loss sensitive workers compensation plan, with coverage for claims exceeding $250,000 per incident.

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

Other Insurance

The Company maintains professional liability insurance coverage (including malpractice insurance) with aggregate annual limits of $3 million, and a deductible of $75,000 per occurrence. Further, the Company maintains director’s and officer’s insurance coverage with annual aggregate limits of $4 million, and a deductible of $150,000 per claim.

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

12. 401(k) BENEFIT PLAN:

The Company adopted a plan qualified under Section 401(k) of the Internal Revenue Code for all employees who have reached 21 years of age and have at least 90 days of service. Under the plan, eligible employees may elect to defer a portion of their compensation, subject to Internal Revenue Service limits. The Company may make matching contributions equal to a discretionary percentage of the employee’s salary deductions. Such contributions were made in the form of common stock of the Company, valued based upon the fair market value of the stock as of December 31 of the applicable year. A matching contribution of $891,000 was made in 2001 for 2000. During 2001, the Company accelerated the matching frequency from an annual basis to a quarterly basis. The Company contributed approximately $305,000 for 2001 and contributed $925,000 for 2001 matching contributions during 2002. During 2002 the Company contributed approximately $1,010,000 for 2002 matching contributions and plans to contribute approximately $343,000 for 2002 matching contributions in 2003.

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

The balance of the amount due to Medicare for the cost report year ended December 31, 2000, $2.3 million, which is reflected in current liabilities in the accompanying consolidated balance sheets, reflects the Company’s estimate of amounts likely to be assessed by CMS when Medicare cost report audits are complete.

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

The fiscal intermediary, acting on behalf of CMS, has not yet issued finalized cost reports for the fiscal years ended December 31 1999, and 2000, and is entitled to reopen settled cost reports for up to three years after issuing final assessments.

December 31, 1999	(11,300,000)
Cash payments made	1,351,000
To change estimated amounts owed to Medicare for the fiscal year 1999 cost reports	(2,185,000)
Additional amounts recorded for 1999 cost reports	(1,175,000)

December 31, 2000	(13,309,000)

Cash payments made	4,319,000
To change estimated amounts owed to Medicare for the fiscal year 2000 cost reports	1,034,000
Advances received as a result of BIPA	(7,396,000)
Reversal of additional amounts recorded for 1999 cost reports	1,180,000

December 31, 2001	(14,172,000)

Cash payments made	4,389,000
Settlements received	(2,063,000)
Reserve for re-opened 1997 cost reports	(1,001,000)

December 31, 2002	(12,847,000)

During the second quarter of 2000 the Company revised the calculation of the estimated Medicare allowable costs for the 1999 cost report year based on additional information provided by the fiscal intermediary to the Company resulting in a $2.2 million increase in amounts due to Medicare. Such amounts were recorded as a charge against revenue in the second quarter of 2000. During the third quarter of 2000 Centers for Medicare & Medicaid Services (“CMS”) completed a review of the fiscal year end 1999 as filed cost reports and decreased the cost basis for the cost reports by a 2% Audit adjustment factor which was withheld from the Company pending final audit. The decrease in the adjustment factor resulted in a decrease to the Medicare allowable cost of approximately $1.2 million. The Company increased the liability due to Medicare to reflect the decrease in allowable costs with a charge against revenue in the third quarter of 2000.

In December 2000, Congress passed the Benefits Improvement and Protection Act (“BIPA”), which, among other things, allowed providers a one-time advance equal to two periodic interim payments (“PIP”). These advances were repayable to Medicare over a thirty-six month period and bore interest at 12.625%. The Company received $7.4 million from Medicare under this provision in BIPA at which time a liability was established as an amount due to Medicare. Of the balance remaining at December 31, 2001, the amounts due within twelve months are reflected on the consolidated balance sheet at December 31, 2001 in the current-portion of Medicare liabilities, with the balance reflected in the long-term Medicare liability line item of the consolidated balance sheet.

During the second quarter of 2001 the Company revised the calculation of the estimated Medicare allowable costs for the 2000 cost report year based on additional information provided by the fiscal intermediary to the Company resulting in a $1.0 million decrease in amounts due to Medicare. Such amounts were recorded as a credit to revenue in the second quarter of 2001.

Also in the fourth quarter of 2001, CMS completed audits of the filed cost reports for the 1999 cost report year. Based information received from the completed audits, the Company determined that the 2% audit adjustment factor, withheld from the initial review conducted by the intermediary in 2000, would be refunded less any additional audit adjustments. Based on guidance received from the intermediary, the fiscal 1999 provider cost reports for those providers the Company purchased from Columbia/HCA in December, 1998 were to receive an additional month of costs because the intermediary allowed the Company to file a 13 month cost report. Even though Amedisys did have unfavorable audit adjustments, the net effect of the additional allowable cost and the refunded 2% audit adjustment factor resulted in a net receivable from Medicare. As a result of this information, the Company reversed the previously established $1.2 million due to Medicare for the 2% audit adjustment factor with a credit to revenue in the fourth quarter of 2001

During the third and fourth quarters of 2002, the Company received cash settlements of $2.1 million from Medicare related tentative settlements of the FY 2000 cost reports. This receivable was netted against the amounts due to Medicare on the balance sheet in the current-portion of Medicare liabilities, therefore, receipts of these settlements had no income statement impact.

In October 2002 the Company received notice from CMS that the FY 1997 Amedisys cost reports were being re-opened. In response to this notification from the intermediary, the Company established a liability of $1.0 million for amounts that may be assessed during the re-opening of the 1997 cost reports, due to the potential for different interpretations of reimbursement regulations between the intermediary and the Company. The increase in liability resulted in a charge against revenue in the fourth quarter of 2002. CMS has yet to complete the audit on these cost reports.

At December 31, 2002 accounts receivable from Medicare with respect to PPS represented 68% of the Company’s accounts receivable balance.

14. LIQUIDITY:

The Company had a working capital deficit of $8,532,000 and $18,360,000 at December 31, 2002 and December 31, 2001, respectively. Included in this deficit at December 31, 2002 are short-term Medicare liabilities of $6.5 million which the Company does not expect to be required to fully liquidate in cash during the next twelve months. This short-term Medicare liability includes $3.1 million owed by a subsidiary of the Company currently in bankruptcy and $3.8 million of anticipated cost report settlements yet to be finalized. At the time these settlement amounts are agreed with the fiscal intermediary acting on behalf of CMS, the Company may apply for thirty-six month, or longer, payment plans. There can be no assurance that such requests will be granted.

The Company has certain other contingencies and reserves, including litigation reserves, recorded as current liabilities at December 31, 2002 that management believes it will not be required to liquidate in cash during 2003. However, in the event that all current liabilities become due within twelve months, the Company may be required to obtain debt financing and/or sell securities on unfavorable terms. There can be no assurance that such action may not be necessary to ensure appropriate liquidity for the operations of the Company.

15. VALUATION AND QUALIFYING ACCOUNTS:

The following table summarized the activity and ending balances in allowance for doubtful accounts (in 000’s)

Year ended December 31,	Balance at beginning of period	Costs and expenses	Other accounts	Deductions	Other items	Balance at end of period
2002	3,126	3,536	—	(4,797)	—	1,865
2001	3,647	2,248	—	(2,769)	—	3,126
2000	2,198	3,005	—	(1,556)	—	3,647

16. UNAUDITED SUMMARIZED QUARTERLY FINANCIAL INFORMATION:

The following is a summary of the unaudited quarterly results of operations (in 000’s, except per share data):

	Revenues	Income (Loss) before Discontinued Operations and Extraordinary Item	Net Income (Loss)	Net Income (Loss) per Share
				Basic	Diluted
2002:
1st Quarter	$31,850	$4,002	$4,002	0.55	0.52
2nd Quarter	32,854	1,660	1,660	0.19	0.18
3rd Quarter	33,066	1,219	1,219	0.13	0.13
4th Quarter	31,654	(6,129)	(6,129)	(0.67)	(0.67)

	129,424	752	752	0.09	0.08

2001:
1st Quarter	$22,171	$(409)	$(616)	(0.11)	(0.11)
2nd Quarter	27,198	1,180	1,258	0.22	0.16
3rd Quarter	29,672	1,979	2,579	0.44	0.33
4th Quarter	31,133	2,326	2,165	0.33	0.26

	110,174	5,076	5,386	0.90	0.68

Because of the method used in calculating per share data, the quarterly per share data will not necessarily total to the per share data as computed for the year.