Form 10-K
period 2003-12-31
AMEDISYS INC
filed 2004-03-29
CIK 896262

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2003

Commission File Number: 0-24260

AMEDISYS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3131700
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price as quoted by the Nasdaq National Market System on June 30, 2003 was $34,119,955. For purposes of this determination shares beneficially owned by officers, directors and ten percent shareholders have been excluded, which does not constitute a determination that such persons are affiliates.

As of March 22, 2004, registrant had 12,144,898 shares of Common Stock outstanding.

Documents incorporated by reference: Registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed pursuant to the Securities Exchange Act of 1934 is incorporated herein by reference into Part III hereof.

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

General

Amedisys, Inc., a Delaware corporation (“Amedisys” or “the Company”), is a multi-state provider of home health care nursing services. The Company operated seventy-nine home care nursing offices and two corporate offices in the southern and southeastern United States at December 31, 2003.

During 1999, the Company changed its strategy from providing a variety of alternate site provider health care services to becoming a leader in home health nursing. Pursuant to this strategy, the Company divested its non-homecare nursing divisions.

The Company plans to achieve market dominance in the southern and southeastern United States by expanding its referral base using a trained sales force, offering specialized programs such as wound care, and completing selective acquisitions.

Acquisitions in 2003

Effective July 1, 2003, the Company, through its wholly-owned subsidiary Amedisys Arkansas, L.L.C., acquired certain assets and liabilities of Van Buren H.M.A., Inc. associated with its home health care operations in Van Buren, Arkansas. In connection with this acquisition, the Company recorded $391,000 of goodwill and other intangibles in the third quarter of 2003.

Effective August 1, 2003, the Company, through its wholly-owned subsidiary Amedisys LA Acquisitions, LLC., acquired substantially all of the assets and certain liabilities of Standard Home Health Care Inc. and Cypress Health Services, LLC, collectively Metro Preferred Home Care (“Metro”). In consideration for the acquired assets and liabilities, the Company paid $6,000,000 cash at closing and executed a three-year promissory note in the amount of $1,000,000, which is subject to achievement of certain minimum earnings of the acquired operations, and issued 163,000 shares of Amedisys, Inc. common stock, for a total purchase price of approximately $8,000,000. The promissory note, bearing a maximum interest rate of 5% per annum, is payable in arrears in equal quarterly installments, plus accrued interest, beginning December 2003. In February 2004 the note was amended to remove the minimum earning requirements. In connection with this acquisition, the

Company recorded $8,212,000 of goodwill and other intangibles in the third and fourth quarters of 2003. The following table contains pro forma income statement information as if the transaction occurred January 1, 2002 (in 000s, except per share data)

	2003	2002
Net service revenue	$153,809	$146,675
Operating income	$15,411	$9,006
Net income	$9,065	$2,290
Basic earnings per share	$0.92	$0.26
Diluted earnings per share	$0.90	$0.25

Effective November 1, 2003, the Company, through its wholly-owned subsidiary Amedisys Texas, Ltd., acquired certain assets and liabilities of St. Luke’s Episcopal Hospital associated with its home health services program for which the Company paid $500,000 cash at closing and executed a promissory note for $1,000,000 bearing interest at the Prime Rate plus two percent and payable over a three-year term in equal monthly installments beginning December 1, 2003. In connection with this acquisition, the Company recorded $1,249,000 of goodwill and other intangibles in the fourth quarter of 2003.

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

Capitalize on the Closure of Competitive Agencies. Taking note of agency closures (as a result of Balanced Budget Act of 1997) and understanding referral patterns in each of its markets allows the Company the opportunity to gain market share with no acquisition costs.

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

Manage Costs Through Technology. The Company utilizes a software system that was developed internally which reduces its operating costs and integrates a number of clinical, financial and operating functions into a single entry system. The software system was sold by the Company to an affiliate of CareSouth Home Health Services, Inc. (“CareSouth”) in 1998. In October 2001, the Company entered into a licensing agreement with CareSouth to use the software. This licensing agreement expires in May, 2004. The agreement contains a bargain purchase option which the Company intends to exercise upon expiration of the agreement. The software has been enhanced extensively by the Company, particularly with respect to clinical management and has been supplemented by other externally sourced software. By enhancing its operations through the use of information technology and expanded computer applications, the Company is positioned to not only operate more efficiently, but to compete in an environment increasingly influenced by cost containment.

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

Focus on Medicare Eligible Patients

The Company has elected to increase its targeted marketing activities toward Medicare eligible patients and in late 2002 announced the termination of a number of managed care contracts in light of this refocus.

Home Health Care Services

Services provided in home health care include four broad categories: (1) home health nursing services, (2) infusion therapy, (3) respiratory therapy and, (4) home medical equipment. According to statistics from CMS, Office of the Actuary, total expenditures by payors on home health nursing services was approximately $33.0 billion in 2001. Medicare is the largest single payor, accounting for $11.0 billion in 2002, and this is projected to grow to $21.9 billion by 2012 in the Home Health Care Spending projections by CMS’ Office of the Actuary.

The Company currently operates seventy-nine home health care nursing offices consisting of forty-two parent offices with Medicare provider numbers, and thirty-seven branch offices. The Company has built its reputation based on quality care and specialty nursing services. Because its services are comprehensive, cost-effective and accessible 24 hours a day, seven days a week, the Company’s home health care nursing services are attractive to payors and physicians. All of its offices are accredited or in the process of seeking accreditation by the Joint Commission on Accreditation of Health Care Organizations (“JCAHO”), with the exception of five offices which are accredited by the Community Health Accreditation Program. The Company provides a wide variety of home health care services including:

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

Billing and Reimbursement

Revenue generated from the Company’s home health care services are paid by Medicare, Medicaid, private insurance carriers, managed care organizations, individuals and other local health insurance programs. Medicare is a federally funded program available to persons with certain disabilities and persons 65 years of age or older. Medicaid, a program jointly funded by federal, state, and local governmental health care programs, is designed to pay for certain health care and medical services provided to low income individuals without regard to age. The Company has several contracts for negotiated fees with insurers and managed care organizations. The Company submits all home health Medicare claims to a single fiscal intermediary for the federal government.

Medicare Reimbursement Reductions and Related Restructuring

The Company derived approximately 91% and 88% of its revenue from the Medicare system for the years ended December 31, 2003 and 2002, respectively.

From October 1, 1998 to October 1, 2000, Medicare-reimbursed home health agencies’ cost limits were determined as the lesser of (i) their actual costs, (ii) per visit cost limits based on 105% of national median costs of freestanding home health agencies, or (iii) a per beneficiary limit determined for each specific agency based on whether the agency was an “old” or “new” provider.

In December 2000, Congress passed the Benefits Improvement and Protection Act (“BIPA”), which provided additional funding to healthcare providers. BIPA provided for the following: (i) a one-year delay in applying the budgeted 15% reduction on payment limits, subsequently extended to September 30, 2002, (ii) the restoration of a full home health market basket update for episodes of care ending on or after April 1, 2001, and before October 1, 2001, resulting in an increase to revenue of 2.2%, (iii) a 10% increase, beginning April 1, 2001 and extending for a period of twenty four months, for home health services provided in a rural area, and (iv) a one-time advance equal to two months of periodic interim payments (“PIP”).

The scheduled reduction was implemented effective October 1, 2002 for all episodes of care ended on or after October 1, 2002 and reflected an actual decrease of 7%, offset by an inflationary update of 2.1%, resulting in a net decrease to reimbursement of approximately 5.05%.

In addition to the reduction effective October 1, 2002, the provision in BIPA whereby home health providers received a 10% increase in reimbursement that began April 2001 for serving patients in rural areas expired March 31, 2003, however, in April 2004 a 5% increase in reimbursement will be reinstated for a one year period. Patients in rural areas account for approximately 27% of the Company’s patient population.

Since October 2000, the Company has been paid by Medicare based on episodes of care. An episode of care is defined as a length of care up to sixty days with multiple continuous episodes allowed. A base episode payment is established by the Medicare Program through federal legislation for all episodes of care ended on or after the applicable time periods detailed below:

Period	Base episode payment
Beginning October 1, 2000 through March 31, 2001	$2,115 per episode
April 1, 2001 through September 30, 2001	$2,264 per episode
October 1, 2001 through September 30, 2002	$2,274 per episode
October 1, 2002 through September 30, 2003	$2,159 per episode
October 1, 2003 through March 31, 2004	$2,231 per episode
April 1, 2004 through December 31, 2004	$2,213 per episode	(*)

*based on current legislation

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

A portion of reimbursement from for each Medicare episode is billed and cash is typically received before all services are rendered. The estimated episodic payment is billed at commencement of the episode. Sixty percent of the estimated reimbursement is received at initial billing for the initial episode of care per patient and fifty percent for is received at initial billing for subsequent episodes of care. The remaining reimbursement is received upon completion of the episode.

Revenue is recorded when services are provided to a patient. Billings are typically not collected until services are provided. Amounts billed and/or received in advance of services performed are recorded as deferred revenue. The amount of deferred revenue at December 31, 2003 and 2002 was $8,684,000 and

$8,089,000 respectively. These deferred revenue amounts have been recorded as a reduction to accounts receivable in the accompanying consolidated balance sheet since only a nominal amount of deferred revenue is cash collected in advance of providing services. For episodes of care that are completed, all of the revenue expected to be received for that episode is recognized. The amount of revenue recognized for episodes of care which are incomplete at period end is based on an estimate of the portion of the episode which applies to the period, and is calculated based upon total visits performed to date as a percentage of total expected visits for a particular episode. Management believes that this is a reasonable estimate for revenue with respect to services provided for incomplete episodes, and for which reimbursement will be ultimately received. Because of the potential for changes in base episode payments referred to above and the complexity of the regulations noted above, the estimated amounts originally recorded as net patient revenue and accounts receivable may be subject to revision as additional information becomes known.

During 2003, CMS informed providers that it intended to make certain recoveries of amounts overpaid to providers for the periods dating from the implementation of PPS on October 1, 2000 through particular dates in 2003 and 2004. The first of these amounts related to partial episode payments (“PEPs”) whereby a patient was readmitted to a home health care agency prior to the passing of 60 days from the previous admission date at another home health agency. In such instances, reimbursement for the first agency is reduced. CMS advised the industry that CMS had recently implemented changes to its computer system to adjust at the time of claim submission on an ongoing basis, and that recovery for prior overpayments would commence in the summer of 2003 and extend over a two year period. The Company reserved, based on information supplied by CMS, approximately $900,000 in 2003 for all claims dating from October 1, 2000. Secondly, CMS advised the industry that it would seek recovery of overpayments that were made for patients who had, within 14 days of such admission, been discharged from inpatient facilities, including hospitals, rehabilitation and skilled nursing units, and that these recoveries would commence in April 2004. The Company conducted an analysis of a representative sample of claims where these events had occurred, and estimated that, for all periods dating from October 1, 2000 through December 31, 2003, a reserve in the amount of approximately $1.5 million was appropriate. These reserves are recorded in current portion of Medicare liabilities in the accompanying consolidated balance sheets.

Prior to the implementation of PPS on October 1, 2000, reimbursement for home health care services to patients covered by the Medicare program was based on reimbursement of allowable costs subject to certain limits. Final reimbursement was determined after submission of annual cost reports and audits thereof by the fiscal intermediaries. Retroactive adjustments have been accrued on an estimated basis in the period the related services were rendered and will be adjusted in future periods as final settlements are determined. Estimated settlements for cost report years ended 1997 and subsequent years, which are still subject to audit by the intermediary and the Department of Health and Human Services, are recorded in short-term Medicare liabilities. Under the new PPS rules, annual cost reports are still required as a condition of participation in the Medicare program. However, there are no final settlements or retroactive adjustments.

Data Processing

Effective October 1, 2001, the Company entered into a Software License Agreement (“License Agreement”) with CareSouth for the use of a home health care billing and collections software system. The License Agreement, which expires in May 2004, contains a bargain purchase option that the Company intends to exercise upon expiration. The Company has the right to enhance this software, and has done so extensively utilizing employed development staff. This billing and collection software is combined with both internally developed clinical management software, and other externally sourced software, and is used throughout the Company’s operations. The Company intends to continue this development process in order to improve the efficiency of its operations.

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

The Company’s Training and Development department provides education and development opportunities to employees throughout the Company. Through the orientation program, new employees are introduced to the Company’s mission, vision, strategy, purpose and core beliefs, and receive compliance education from the Chief Compliance Officer. A training certification program for clinicians assures that clinical staff are prepared for their responsibilities in providing care in patient’s homes. In addition, leadership development efforts help to assure that managers are well prepared to meet the challenges of their day to day management responsibilities.

The Company believes that it is in compliance with all material Department of Labor regulations.

Government Regulation

The Company’s home health care business is highly regulated by federal, state and local authorities. Regulations and policies frequently change, and the Company monitors changes through trade and governmental publications and associations. The Company’s home health care subsidiaries are certified by Centers for Medicare & Medicaid Services (“CMS”) and are therefore eligible to receive reimbursement for services through the Medicare system. As a provider under the Medicare and Medicaid systems, the Company is subject to the various anti-fraud and abuse laws, including the federal health care programs’ anti-kickback statute. This law prohibits any offer, payment, solicitation or receipt of any form of remuneration to induce the referral of business reimbursable under a federal health care program or in return for the purchase, lease, order, arranging for, or recommendation of items or services covered by any federal health care programs or any health care plans or programs that are funded by the United States government (other than certain federal employee health insurance benefits) and certain state health care programs that receive federal funds under various programs, such as Medicaid. A related law forbids the offer or transfer of any item or service for less than fair market value, or certain waivers of copayment obligations, to a beneficiary of Medicare or a state health care program that is likely to influence the beneficiary’s selection of health care providers. Violations of the anti-fraud and abuse laws can result in the imposition of substantial civil and criminal penalties and, potentially, exclusion from furnishing services under any federal health care programs. In addition, the states in which the Company operates generally have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers where they are designed to obtain the referral of patients to a particular provider.

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

Various federal and state laws impose criminal and civil penalties for submitting false claims for Medicare, Medicaid or other health care reimbursements. The Company believes that it bills for its services under such programs accurately, although, the rules governing coverage of, and reimbursements for, the Company’s services are complex. There can be no assurance that these rules will be interpreted in a manner consistent with the Company’s billing practices.

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

Home health care offices have licenses granted by the health authorities of their respective states. Additionally, some state health authorities require a Certificate of Need (“CON”) or Permit of Approval (“POA”). Tennessee, Georgia, Alabama, North Carolina and South Carolina do require a CON to establish and operate a home health care agency, while Arkansas requires a POA. Louisiana, Oklahoma, Virginia, Texas and Florida currently do not have such requirements. In every state, each location license and/or CON or POA issued by the state health authority determines the service areas for the home health care agency. Currently, JCAHO accreditation of home health care agencies is voluntary. However, Managed Care Organizations (“MCOs”) use JCAHO accreditation as a minimum standard for regional and state contracts.

The Company strives to comply with all federal, state and local regulations, and has passed all federal and state inspections and surveys, subject to current surveys of twelve operating locations that have certain identified deficiencies. In the event that these deficiencies, for which the Company has submitted appropriate plans of corrections, are not resolved within the specified period, regulatory consequences may result. The ability of the Company to operate properly and fulfill its business objective will depend on the Company’s ability to comply with all applicable healthcare regulations.

In 1999, the Company discovered questionable conduct involving the former owner of one of its smaller agencies, which occurred between 1994 and 1997. The Company conducted an initial audit (using an independent auditor) and voluntarily disclosed the irregularities to the Department of Health and Human Services’ Office of the Inspector General (“OIG”). Thereafter, the government examined the disclosed activities; and during the second quarter of 2002 the Company conducted a further audit of relevant claims that was initiated at the request of the OIG, which was completed during the third quarter of 2002. In February 2003, the OIG offered a settlement that included certain penalties not previously anticipated by the Company, as the Company self reported the matter. On August 8, 2003, the Company signed both a Settlement Agreement and a Corporate Integrity Agreement with the OIG and Department of Justice. The Settlement Agreement provides for payment of a financial settlement in three equal annual payments of $386,000, with the first payment made on the date of execution. This agreement also obligates the Company to amend previously filed cost reports to deduct costs incurred by the Company for audit and investigation of this matter. The Corporate Integrity Agreement, which is binding for a three-year period, requires that the Company maintain its existing Compliance Program and provides for enhanced training requirements, annual claims audits of the subject agency by an independent reviewer, and regular reporting to the OIG. This agreement provides for stipulated penalties in the event of non-compliance by the Company, including the possibility of exclusion from the Medicare program. The Company believes that these obligations will not materially affect the Company’s operations, or financial performance, over the period of the agreement, although no assurances can be provided that the ultimate cost will not be materially different. Management believes the Company is in compliance with the Corporate Integrity Agreement at December 31, 2003.

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

Seasonality

The demand for the Company’s home health care nursing is slightly lower from April through September of each year, although the variation is generally less than 5% from the monthly average.

Employees

As of December 31, 2003, the Company had 1,629 full-time employees, and 891 part-time employees, including part-time field nurses and other professionals in the field. The Company currently employs the following classifications of personnel: administrative level employees which consist of a senior management team (CEO, COO, CFO, senior vice presidents and vice presidents); office administrative staff; clinical managers and nursing directors; accountants; sales executives; licensed and certified professional staff (RNs, LPNs, therapists and therapy assistants); and non-licensed care givers (aides).

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

Insurance

The Company maintains casualty coverages for all of its operations, including professional and general liability, workers’ compensation, automobile, property, fiduciary liability, and directors and officers. The insurance program is reviewed periodically throughout the year and thoroughly on an annual basis to insure adequate coverage is in place. For the years ended December 31, 1995 through December 31, 1998, the Company was approved through the State of Louisiana to self-insure its workers’ compensation program. All other states were covered on a fully insured basis through “A+” rated insurers. In January 1999, the Company changed from the self-insured workers’ compensation plan to a fully-insured, guaranteed cost plan, and in January, 2003 the Company reverted to a high deductible plan with a $250,000 deductible per claim. All of the Company’s employees are bonded. The Company is self-insured for its employee health benefits, with appropriate reinsurance in place for individual claims in excess of $100,000.

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

Risks Related to Our Substantial Capital Requirements

The Company requires substantial capital to pursue our operating strategy. At December 31, 2003 the Company had cash and cash equivalents of $29,779,000. Based on our current plan of operations, the Company anticipates that the current cash balance, combined with continued profitable operations will provide sufficient working capital to satisfy the current operating strategy.

The Company maintained, until November 2002, an asset-based line of credit with availability of up to $25 million with NPF VI. NPF VI declared bankruptcy in 2002 and the Company is currently reviewing an opportunity to secure a working capital facility, although no assurance can be given that additional sources of funding can be secured.

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

At December 31, 2003, the Company had positive working capital of $15,577,000.

Risks Related to Third-party Payors

For the years ended December 31, 2003, 2002 and 2001, the percentage of the Company’s revenue derived from Medicare was 91%, 88% and 88%, respectively. The Company’s revenue and profitability are affected by the continuing efforts of all third-party payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Any changes in reimbursement levels from these third-party payor sources and any changes in applicable government regulations could have a material adverse effect on the Company’s revenue and profitability. Changes in the mix of patients among Medicare, Medicaid and other payor sources may also impact the Company’s revenue and profitability. There can be no assurance that the Company will continue to maintain the current payor or revenue mix.

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

The Company maintains liability insurance with limits of $1 million per incident with a $3 million aggregate limit and a $75,000 deductible. In February 2004 the Company added an excess policy with limits of $5 million and a $50,000 deductible. While the Company believes this coverage is consistent with industry practice, assurances cannot be provided that the insurance currently maintained will satisfy claims made against the Company. In addition, there can be no assurance that insurance coverage will continue to be available at commercially reasonable rates, in adequate amounts or on satisfactory terms.

Risks Related to the Possible Insufficiency of Our Liability Coverage

The Company maintains professional liability insurance covering Amedisys and our subsidiaries. However, there can be no assurance that any such claims will not be made in the future in excess of the limits of such insurance, if any, or that any such claims, if successful and in excess of such limits, will not have a material adverse effect on the Company’s assets and the ability to conduct business. There can be no assurance that the Company will continue to maintain such insurance or that such insurance can be maintained at acceptable costs. The Company’s insurance coverage currently includes fire, property damage and general liability with a $1,000,000 limit on each wrongful act and a $3,000,000 limit in aggregate. In February 2004 the Company added an excess policy with limits of $5 million and a $50,000 deductible. There can be no assurance that any claim will be within the scope of the Company’s coverage or that such claims will not exceed the Company’s coverage. Furthermore, any claims against the Company, regardless of their merit or eventual outcome, could damage the Company’s reputation and business.

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

Risks Related to Our Need to Attract Qualified Caregivers

The Company relies significantly on our ability to attract and retain caregivers who possess the skills, experience and licenses necessary to meet the requirements of Amedisys’ customers. The Company competes for home health care services personnel with other providers of home health care services. The Company must continually evaluate and expand our network of caregivers to keep pace with the Company’s customers’ needs. Currently, competition for nursing personnel is increasing and salaries and benefit costs have risen. The Company may be unable to continue to increase the number of caregivers that are recruited, adversely affecting the potential for growth of our business. The Company’s ability to attract and retain caregivers depends on several factors, including our ability to provide such caregivers with assignments that they view as attractive and with competitive benefits and salaries. There can be no assurance that the Company will be successful in any of these areas. The cost of attracting caregivers and providing them with attractive benefit packages may be higher than anticipated and, as a result, if the Company is unable to pass these costs on to customers, the Company’s profitability could decline. Moreover, if the Company is unable to attract and retain caregivers, the quality of services to customers may decline and, as a result, the Company could lose certain customers.

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

The Company’s management believes that the Company are in compliance with all state and federal legal provisions concerning fraud and abuse as well as other applicable government laws and regulations. While no material regulatory inquiries have been made, compliance with these laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time.

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

Risks related to Arthur Andersen LLP

Arthur Andersen LLP audited our financial statements for the five years ended December 31, 2001. The Company has included information derived from these financial statements. On June 15, 2002, Arthur Andersen was convicted of obstruction of justice by a federal jury in Houston, Texas in connection with Arthur Andersen’s work for Enron Corp. On September 15, 2002, a federal judge upheld this conviction. Arthur Andersen ceased its audit practice before the SEC on August 31, 2002. Because of the circumstances currently affecting Arthur Andersen LLP, as a practical matter it may not be able to satisfy any claims arising from the provision of auditing services to us, including claims that you may have under applicable securities laws.

Risks related to our Corporate Integrity Agreement

In 1999, the Company discovered questionable conduct involving the former owner of one of its smaller agencies, which occurred between 1994 and 1997. The Company conducted an initial audit (using an independent auditor) and voluntarily disclosed the irregularities to the Department of Health and Human Services’ OIG. Thereafter, the OIG examined the disclosed activities; and during the second quarter of 2002, a further audit of relevant claims was initiated by the Company at the request of the OIG, which was completed during the third quarter of 2002. In February 2003, the OIG offered a settlement that included certain penalties not previously anticipated by the Company, as the Company self reported the matter. On August 8, 2003, the Company signed both a Settlement Agreement and a Corporate Integrity Agreement with the OIG and Department of Justice. The Settlement Agreement provides for payment of a financial settlement in three equal annual payments of $386,000, with the first payment made on the date of execution. This agreement also obligates the Company to amend previously filed cost reports to deduct costs incurred by the Company for audit and investigation of this matter. The Corporate Integrity Agreement, which is binding for a three-year period, requires that the Company maintain its existing Compliance Program and provides for enhanced training requirements, annual claims audits of the subject agency by an independent reviewer, and regular reporting to the OIG. This agreement provides for stipulated penalties in the event of non-compliance by the Company, including the possibility of exclusion from the Medicare program. The Company believes that these obligations will not materially affect the Company’s operations, or financial performance, over the period of the agreement, although no assurances can be provided that the ultimate cost will not be materially different. Management believes the Company is in compliance with the Corporate Integrity Agreement at December 31, 2003.

ITEM 2.	PROPERTIES

The Company operates seventy-nine home care nursing offices and two corporate offices in the southern and southeastern United States. The Company presently leases approximately 22,337 square feet located at 11100 Mead Road, Baton Rouge, Louisiana, and 10,297 square feet located at 3029 South Sherwood Forest Boulevard, Baton Rouge, Louisiana, representing the corporate offices. The Mead Road lease provides for a basic annual rental rate of approximately $15.50 per square foot through the expiration date on December 31, 2006. The South Sherwood Forest lease provides for a basic annual rental rate of approximately $14.50 per square foot through the expiration date on December 31, 2006. The Company has an aggregate of 313,325 square feet of leased space for nursing and regional offices pursuant to leases that expire between March 2004 and March 2009. Rental rates for these regional offices range from $3.00 per square foot to $20.48 per square foot with an average of $11.89 per square foot. In late 2002 the Company advised that it had abandoned space in several locations, as well as negotiating buyouts of certain leases, with the objective of reducing the overall cost of leased space.

The following is a list of the Company’s offices, including corporate offices, at December 31, 2003. Subsequent to this date, the Company has acquired offices in Biloxi, Mississippi, New Orleans, Louisiana, Dallas, Texas, and Houston, Texas.

Georgia (24)

Atlanta

Blue Ridge

Cartersville

Cedartown

Clayton

College Park

Covington

Cumming

Dalton

Decatur

Demorest

Douglasville

Fayetteville

Ft. Oglethorpe

Gainesville

Jasper

Kennesaw

Lavonia

Lawrenceville

Macon

Rome

Summerville

Toccoa

Valdosta

South Carolina (1)

Charleston

Arkansas (1)

Van Buren

Louisiana (15)

Alexandria

Baton Rouge (4)

Chalmette

Gonzales

Hammond

Houma

Lafayette

Mandeville

Metairie (2)

Monroe

Slidell

Tennessee (12)

Athens

Bristol

Chattanooga

Gordonsville

Johnson City

Kingsport

Livingston

McMinnville

Nashville

Pikeville

Portland

Winchester

Texas (4)

Corpus Christi

Dallas

Fort Worth

Houston

North Carolina (1)

Chapel Hill

Oklahoma (5)

Claremore

Gore

Oklahoma City

Stilwell

Tulsa

Alabama (12)

Anniston

Bay Minette

Birmingham

Demopolis

Fairhope

Fayette

Huntsville

Mobile

Montgomery

Reform

Selma

Tuscaloosa

Florida (5)

Bradenton

Brandon

Lakeland

Tampa

Winter Haven

Virginia (1)

Duffield

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

On August 23 and October 4, 2001, two suits were filed against the Company and three of its executive officers in the United States District Court for the Middle District of Louisiana by individuals purportedly as class actions on behalf of all purchasers of Amedisys stock between November 15, 2000 and June 13, 2001. The suits, which have now been consolidated, seek damages based on the decline in Amedisys’ stock price following an announced restatement of earnings for the fourth quarter of 2000 and first quarter of 2001, claiming that the defendants knew or were reckless in not knowing the facts giving rise to the restatement. The Company intends to vigorously defend these lawsuits, and has insurance coverage for an amount in excess of $100,000 up to $4 million. While the Company believes that insurance coverage is sufficient in respect to any amounts which may be awarded, there can be no assurance that the final resolution will be within the coverage amounts carried by the Company.

In 1999, the Company discovered questionable conduct involving the former owner of one of its smaller agencies, which occurred between 1994 and 1997. The Company conducted an initial audit (using an independent auditor) and voluntarily disclosed the irregularities to the Department of Health and Human Services’ OIG. Thereafter, the government examined the disclosed activities; and during the second quarter of 2002, the Company conducted a further audit of relevant claims was initiated at the request of the OIG, which was completed during the third quarter of 2002. In February 2003, the OIG offered a settlement that included certain penalties not previously anticipated by the Company, as the Company self reported the matter. On August 8, 2003, the Company signed both a Settlement Agreement and a Corporate Integrity Agreement with the OIG and Department of Justice. The Settlement Agreement provides for payment of a financial settlement in three equal annual payments of $386,000, with the first payment made on the date of execution. This agreement also obligates the Company to amend previously filed cost reports to deduct costs incurred by the Company for audit and investigation of this matter. The Corporate Integrity Agreement, which is binding for a three-year period, requires that the Company maintain its existing Compliance Program and provides for enhanced training requirements, annual claims audits of the subject agency by an independent reviewer, and regular reporting to the OIG. This agreement provides for stipulated penalties in the event of non-compliance by the Company, including the possibility of exclusion from the Medicare program. The Company believes that these obligations will not materially affect the Company’s operations, or financial performance, over the period of the agreement, although no assurances can be provided that the ultimate cost will not be materially different. Management believes the Company is in compliance with the Corporate Integrity Agreement at December 31, 2003.

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

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of 2003.

ITEM 4A.    CONTROLS AND PROCEDURES

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

From September 1998 to April 2002, the Company’s common stock traded on the Over the Counter (“OTC”) Bulletin Board. In April 2002 the Company’s common stock was admitted to the Nasdaq Small Cap Market, and in September 2002, admitted to the Nasdaq National Market. As of March 18, 2004 there were approximately 360 holders of record of the Company’s common stock and the Company believes there are approximately 4,360 beneficial holders. The Company has not paid any dividends on its common stock since inception and expects to retain any future earnings for use in its business development for the foreseeable future.

The following table provides the high and low prices of the Company’s Common Stock during 2002, 2003, and the first quarter of 2004 through March 22 as quoted by the OTC Bulletin Board or Nasdaq, as applicable.

	High	Low
1st Quarter 2002	$8.50	$6.06
2nd Quarter 2002	10.80	7.28
3rd Quarter 2002	11.96	6.78
4th Quarter 2002	7.35	4.35

1st Quarter 2003	$6.00	$4.10
2nd Quarter 2003	7.01	4.48
3rd Quarter 2003	9.37	5.46
4th Quarter 2003	17.00	9.15

1st Quarter 2004 (through March 22)	$24.25	$13.47

On November 26, 2003, the Company completed a private placement of 1,900,000 shares of Common Stock with private investors at a price of $12.00 per share. This placement provided net proceeds to the Company of approximately $21.3 million. The Company engaged Jeffries & Company and Raymond James & Associates as placement agents for the transaction pursuant to which the placement agents received approximately 6% of the gross proceeds in cash and warrants to purchase up to 95,000 shares of common stock exercisable at $14.40 per share. Exemption is claimed for the issuance of the common stock under Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder.

Approximately $4.3 million of the net proceeds of the offering were used to prepay Medicare debt and the remainder was used to reduce the Company’s working capital deficit.

In 2003, holders of 153,167 warrants to purchase common stock exercised their warrants. Exemption is claimed for the issuance of the common stock under Section 4(2) of the Securities Act of 1933.

The information required under Regulation SK 201 (d) is shown in the Notes to the Consolidated Financial Statements beginning on page F-1.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data presented below are derived from audited financial statements for each of the years ended December 31, 1999 through December 31, 2003. The financial data for the years ended December 31, 2003, 2002 and 2001 should be read in conjunction with the consolidated financial statements and related notes attached hereto, the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included herein.

Selected Historical Statement of Income Data

	2003	2002	2001	2000(a)	1999
	(In thousands, except per share amounts)
Net service revenue	$142,473	$129,424	$110,174	$88,155	$97,411
Cost of service revenue (excluding amortization and depreciation)	58,554	58,244	49,046	41,468	46,890

Gross margin	83,919	71,180	61,128	46,687	50,521
General/administrative expenses	69,581	64,700	53,665	49,251	53,146

Operating income (loss)	14,338	6,480	7,463	(2,564)	(2,625)
Other income (expense), net	(711)	(9,013)	(2,167)	4,729	(4,719)
Income tax benefit (expense)	(5,220)	3,285	(220)	202	3,263

Income (loss) before discontinued operations and extraordinary item	8,407	752	5,076	2,367	(4,081)
Discontinued operations:
Loss from discontinued operations, net of income tax	—	—	(566)	(3,281)	(784)
Gain on dispositions, net of income tax	—	—	876	4,684	6,165

Net income	$8,407	$752	$5,386	$3,770	$1,300

Weighted avg. common shares outstanding—basic	9,808	8,499	5,941	4,336	3,093
Weighted avg. common shares outstanding—diluted	10,074	9,007	7,980	4,336	3,093

Basic earnings (loss) per common share
Net income (loss) before discontinued operations and extraordinary item	$0.86	$0.09	$0.85	$0.55	$(1.32)
(Loss) from discontinued operations, net of income tax	—	—	(0.10)	(0.76)	(0.25)
Gain on dispositions, net of income tax	—	—	0.15	1.08	1.99

Net income (loss)	0.86	0.09	0.90	0.87	0.42

Diluted earnings (loss) per common share
Net income (loss) before discontinued operations and extraordinary item	$0.83	$0.08	$0.64	$0.55	$(1.32)
(Loss) from discontinued operations, net of income tax	—	—	(0.07)	(0.76)	(0.25)
Gain on dispositions, net of income tax	—	—	0.11	1.08	1.99

Net income (loss)	0.83	0.08	0.68	0.87	0.42

(a)	In connection with the refinancing of debt, the Company recorded an extraordinary gain from early extinguishment of debt in the year ended December 31, 2000. Under the provisions of Statement of Financial Accounting Standards No. 145 “Recission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13 and Technical Corrections” issued by the Financial Accounting Standards Board in April 2002, these extraordinary gains have been reclassified in the prior periods presented on a pretax basis as part of income from continuing operations.

Selected Historical Balance Sheet Data

	2003	2002	2001	2000	1999
	(In thousands, except per share amounts)
Total Assets	$92,473	$58,959	$60,854	$38,970	$44,602
Total Long-term Obligations	$7,056	$10,241	$10,856	$21,102	$13,039

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto referenced in Item 8.

Overview

Amedisys is a leading provider of home health nursing services. The Company generates revenue and profits primarily by providing Medicare eligible patients with home health care services and also by delivering these services to insurance companies, managed care organizations and self-insured employers.

The Company’s services are delivered in the various geographic markets served by the Company 24 hours per day, 7 days per week, and are delivered through 79 operating locations as at December 31, 2003 (and 83 as at the date hereof).

Approximately 91% of Amedisys’ revenue are generated from a single payor—the Medicare program, with the balance derived from commercial insurers and state Medicaid programs.

The Medicare program is subject to legislative and other risk factors that can result in fluctuating reimbursement rates for the Company’s services. Despite these risks, the Company believes it can operate effectively by increasing its volume of Medicare patients, and implementing new business processes, and utilizing technology, to make the Company an increasingly efficient provider of services.

There are several factors, which lead the Company to believe it can continue to grow in the marketplace. These include: the cost of a home health care visit can be significantly lower than the cost of an average day in a hospital; the demand for home health care is expected to grow, primarily due to an aging population as well as patient preference; and a highly fragmented industry with many smaller competitors.

In order to take advantage of these trends, the Company’s strategic approach is to: focus on employees; expand the range and scope of services offered; enhance disease management capabilities; and utilize improved technology wherever possible.

Results from this strategic approach are reflected in Amedisys’ fiscal 2003 financial performance. The Company reported fiscal 2003 net service revenue of $142 million, an increase of 10% on fiscal 2002, and earnings per diluted share of $0.83, significantly higher than fiscal 2002.

During fiscal 2003, the Company reported cash flow from operations of $21.8 million, an increase of 65% from fiscal 2002. In addition, the Company issued stock in a private placement of common stock in November 2003 resulting in net cash proceeds of $21.3 million. The Company increased its cash balances to $30 million, as compared with $5 million at December 31, 2002.

The following discussion of Amedisys’ financial condition and results of operations are intended to assist in understanding the Company’s financial statements and significant changes to operations and other factors impacting such financial statements.

Results of Operations

The following table sets forth, for the periods indicated, certain items included in the Company’s consolidated statements of operations as a percentage of our net revenue:

	2003	2002	2001
Net service revenue	100.00%	100.00%	100.00%
Cost of service revenue (excluding amortization and depreciation)	41.10	45.00	44.52

Gross margin	58.90	55.00	55.48
General and administrative expenses:
Salaries and benefits	28.95	29.86	27.68
Other	19.88	20.13	21.03

Total general and administrative expenses	48.83	49.99	48.71

Operating income	10.07	5.01	6.77
Other (expense), net	(0.50)	(6.96)	(1.97)

Income (loss) before taxes, discontinued operations	9.57	(1.95)	4.80
Income tax expense (benefit)	3.66	(2.53)	0.20

Income before discontinued operations	5.91	0.58	4.61
Discontinued operations:
Loss from discontinued operations, net of income tax	—	—	(.51)
Gain on dispositions, net of income tax	—	—	0.80

Net income	5.91%	0.58%	4.89%

Years Ended December 31, 2003 and 2002

Net Service Revenue

The Company is paid by Medicare based on completed episodes of care. An episode of care may arise from either a new admission or by a physician ordering additional episodes of care for an existing patient. For each episode of care, the Company receives the amount appropriate to each patient’s diagnoses, location and severity of illness—see Revenue Recognition. In the case of non-Medicare patients, the Company is generally paid on a per visit basis, which still requires an admission to take place.

For the year ended December 31, 2003 as compared to the year ended December 31, 2002, net service revenue increased by $13.05 million, or 10.1% as a result of the factors described below. Net service revenue was decreased by $2.4 million in the year ended December 31, 2003 due to changes in prior years’ estimates for PPS revenue—see Medicare Revenue Recognition, and by $1.0 million in the year ended December 31, 2002 due to changes in prior years’ cost report estimates—see Liquidity and Capital Resources.

Of the $13.05 million increase in revenue, approximately two-thirds or $9.0 million is attributable to acquisitions completed during 2003. Average revenue per episode declined by approximately 1.8% to $2,454 in 2003, from $2,499 in 2002, accounting for a decline of approximately $2.3 million in revenue. Further, non-Medicare service revenue declined by $3.4 million to $12.5 million in the twelve months to December 31, 2003 primarily as a result of decisions made by management in 2002 to exit certain managed care contracts. Internal growth in admissions, and episodes of care, accounted for approximately 8.1% growth in net service revenue, or $9.95 million, in 2003 when compared to 2002.

For the year ended December 31, 2003, Medicare new patient admissions from both acquisitions and internal growth rose by 14.8% to 34,702, whereas total completed episodes of care rose by 16.2% to 51,078, when compared with the same period of 2002.

Revenue from other payors declined by approximately 21% in 2003 to $12.5 million, due to a 25% decrease in the number of visits performed, offset by a 4% increase in the average revenue per visit. Non-Medicare revenue accounted for approximately 9% of net service revenue for the period, as against 12% in 2002.

Cost of Service Revenue

For the year ended December 31, 2003 as compared to the year ended December 31, 2002, cost of service revenue increased by 0.5%, or $310,000. This increase is attributable to a 1.5% decrease in the total number of visits performed to 1.05 million visits offset by a 2.1% increase in the cost per visit. The number of visits decreased 1.5% to 1.05 million as a result of a 25% decrease in visits for non-Medicare patients for the reason outlined above, and a 3.2% increase in the number of visits to Medicare patients. This increase in the number of visits to Medicare patients is due to a 16.2% increase in the number of completed episodes, offset by an approximately 12.7% decrease in the number of visits per Medicare episode. The 2.1% increase in the cost per visit is attributable to increased rates of pay, including benefits for full-time staff, for visiting staff.

General and Administrative Expenses

General and administrative expenses increased by $4.9 million or by 7.5% in 2003 as compared to 2002. This increase is primarily attributable to $4.1 million of general and administrative expenses for the acquisition of Metro Preferred completed in August 2003. Additional increases included $0.9 million related to outsourcing of operational functions, increased personnel costs, particularly bonuses for corporate personnel of approximately $2.2 million, and an increase of $1.7 million in legal and other professional fees, particularly with respect to ongoing litigation related to the NCFE matter, as well as costs related to the applications for and defense of awards of CONs forexpanded service coverage in Georgia, Tennessee and Alabama. These increases were offset by a reduction in health insurance and other benefit costs of $1.3 million, and a decrease in bad debt expense of $1.0 million. The Company also reduced the personnel costs associated with the administration of our field offices by $1.1 million when compared with 2002 as a result of the restructuring undertaken in the fourth quarter of 2002, With respect to the matter described below, the Company incurred $300,000 in reserves in the 2002 year which were not required in 2003.

As a percentage of net revenue, general and administrative expenses decreased to 49% in 2003 from 50% in 2002.

In 1999, the Company discovered questionable conduct involving the former owner of one of our smaller agencies that occurred between 1994 and 1997. The Company conducted an initial audit (using an independent auditor) and voluntarily disclosed the irregularities to the Department of Health and Human Services’ Office of the Inspector General (“OIG”). Since that time, the OIG has been examining the disclosed activities and during the second quarter of 2002, a further audit of relevant claims was initiated at the request of the government, which was completed during the third quarter of 2002. Management believes the Company has adequately reserved for the estimated liability associated with this incident, including $300,000 in additional reserves provided in the fourth quarter of 2002. In February 2003, the OIG offered a settlement that included certain penalties not previously anticipated by the Company, as the Company self reported the matter. On August 8, 2003, the Company signed both a Settlement Agreement and a Corporate Integrity Agreement with the OIG and Department of Justice. The Settlement Agreement provides for payment of a financial settlement in three equal annual payments of $386,000, with the first payment made on the date of execution. This agreement also obligates the Company to amend previously filed cost reports to deduct costs incurred by the Company for audit and investigation of this matter. The Corporate Integrity Agreement, which is binding for a three-year period, requires that the Company maintain its existing Compliance Program and provides for enhanced training requirements, annual claims audits of the subject agency by an independent reviewer, and regular reporting to the OIG. This agreement provides for stipulated penalties in the event of non-compliance by the Company, including the possibility of exclusion from the Medicare program. The Company believes that these obligations will not materially affect the Company’s operations, or financial performance, over the period of the agreement, although no assurances can be provided that the ultimate cost will not be materially different. Management believes the Company is in compliance with the Corporate Integrity Agreement at December 31, 2003.

Operating Income

The Company had operating income of $14.3 million in 2003 as compared to operating income of $6.5 million in 2002. The increase in operating income of $7.8 million is attributable to the changes described above.

Other Income (Expense)

Other expenses decreased to $700,000 in 2003 from $9.0 million in 2002. The expense in 2002 was primarily due to a reserve of $7.1 million with respect to amounts due to the Company arising from the failure of NPF VI, Inc. (“NPF VI”), its asset based lender (see “Liquidity and Capital Resources below”), and associated legal costs of $250,000. Further, the Company recorded a decrease in interest expense of $600,000 to $1.3 million in 2003 from $1.9 million in 2002 due to reduced amounts of interest bearing debt outstanding, and recorded a gain of $300,000 on the sale of land.

Income Tax Benefit (Expense)

For the year ended December 31, 2003 as compared to December 31, 2002, income tax expense increased from a benefit of $3.3 million in 2002 to an expense of $5.2 million in 2003. During 2003, the Company recorded income tax expense at an effective rate of 38%.

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

Net Income

The Company recorded net income of $8.4 million, or $0.83 per diluted common share, compared with $752,000, or $0.08 per diluted common share for 2002.

Years Ended December 31, 2002 and 2001

The Company is paid by Medicare based on completed episodes of care. An episode of care may arise from either a new admission or by a physician ordering additional episodes of care for an existing patient. For each episode of care, the Company receives the amount appropriate to each patient’s diagnoses, location and severity of illness—see Revenue Recognition. In the case of non-Medicare patients, the Company is generally paid on a per visit basis, which still requires an admission to take place.

Net Service Revenue

For the year ended December 31, 2002 as compared to the year ended December 31, 2001, net revenue increased by $19.25 million, or 17.5% as a result of the factors described below. Net Service Revenue was decreased by $1.0 million in the year ended December 31, 2002 and increased by $2.2 million in the year ended December 31, 2001 due to changes in prior years’ cost report estimates—see Liquidity and Capital Resources.

Of the $19.25 million increase in revenue, approximately one-third or $6.75 million is attributable to acquisitions. Average revenue per episode increased by approximately 6.4% to $2,476 in 2002, accounting for approximately $6.5 million of the increase in revenue, with the balance coming from internal growth in admissions, and episodes of care.

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

Cost of Service Revenue

For the year ended December 31, 2002 as compared to the year ended December 31, 2001, cost of service revenue increased by 19%, or $9.2 million. This increase is attributable to a 6% increase in the total number of visits performed to 1.07 million visits and a 12% increase in the cost per visit. The number of visits increased 6% to 1.07 million as a result of an 11% increase in the number of new patients, offset by an approximate 5% decline in the number of visits per Medicare episode. The 12% increase in the cost per visit is attributable, in part, to the $2.5 million for the addition of managers to support the Company’s disease management programs, and was incurred irrespective of the number of visits performed. Further, additional expenses were incurred as a result of increased rates of pay, including benefits for full-time staff, for visiting staff. The Company also increased, effective July 1, 2002, by 10% the amount paid for mileage, resulting in approximately $0.7 million increase in expenses when compared with the previous year.

General and Administrative Expenses

General and administrative expenses increased by $11.0 million or by 21% in 2002 as compared to 2001. This increase is primarily attributable to $1.8 million of general and administrative expenses for acquisitions completed in 2001 and 2002 and $0.5 million for additional travel expenses as a result of these acquisitions. This increase includes the amounts for staff associated with the acquisitions, rent and utilities, printing and other costs. The Company also experienced an increase in other administrative salaries of approximately $1.0 million, and significant increase in benefit costs, particularly health insurance, of $1.7 million, increases in sales and marketing personnel costs of $1.5 million, retention bonuses issued in May and June 2002 (of which $1.1 million was expensed in 2002), restructuring costs of $1.6 million accounted for in the fourth quarter of 2002, and the matters described below. Additionally, the costs associated with the wide area network added approximately $0.6 million to costs in 2002 when compared to 2001, and $0.6 million of the increase is attributable to an expansion of marketing activities. Advertising, including recruitment advertising, increased by approximately $0.8 million in 2002. Further, the Company increased our bad debt expense by approximately $1.0 million, of which $0.6 million related to a specific reserve added in the fourth quarter of 2002 in relation to the termination of certain managed care contracts. These increases were offset by a reduction in billing department costs of $2.3 million. As a percentage of net revenue, general and administrative expenses increased to 50% in 2002 from 49% in 2001.

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

In 2000, the Company was insured under a fully insured workers’ compensation insurance policy that contained a provision for retroactive return of certain premiums based on favorable claims activity. The claims related to this policy have developed unfavorably, resulting in an additional $275,000 of workers’ compensation expense during 2002, related to the 2000 plan year.

Operating Income

The Company had operating income of $6,480,000 in 2002 as compared to an operating income of $7,463,000 in 2001. The decrease in operating income of $983,000 is attributable to the changes, including with respect to prior years’ cost report estimates, described above.

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

Medicare Revenue Recognition

Under the Medicare Prospective Payment System (“PPS”), the Company is paid by Medicare based on episodes of care. An episode of care is defined as a length of care up to sixty days with multiple continuous episodes allowed. A base episode payment is established by the Medicare Program through federal legislation for all episodes of care ended on or after the applicable time periods detailed below:

Period	Base episode payment
Beginning October 1, 2000 through March 31, 2001	$2,115 per episode
April 1, 2001 through September 30, 2001	$2,264 per episode
October 1, 2001 through September 30, 2002	$2,274 per episode
October 1, 2002 through September 30, 2003	$2,159 per episode
October 1, 2003 through March 31, 2004	$2,231 per episode
April 1, 2004 through December 31, 2004	$2,213 per episode	(*)

* based on current legislation

With respect to Medicare reimbursement changes, the applicability of the reimbursement change is dependent upon the completion date of the episode; therefore, changes in reimbursement, both positive and negative, will impact the financial results of the Company up to sixty days in advance of the effective date.

The base episode payment is adjusted by applicable regulations including, but not limited to, the following: a case mix adjuster consisting of eighty (80) home health resource groups (“HHRG”), the applicable geographic wage index, low utilization (either expected or unexpected), intervening events and other factors. The episode payment is also adjusted in the event that a patient is either readmitted by the Company, or admitted to another home health agency prior to the expiration of 60 days from the original admission date—these adjustments are known as partial episode payments. The episode payment will be made to providers regardless of the cost to provide care. The services covered by the episode payment include all disciplines of care, in addition to medical supplies, within the scope of the home health benefit.

A portion of reimbursement from for each Medicare episode is billed and cash is typically received before all services are rendered. The estimated episodic payment is billed at commencement of the episode. Sixty percent of the estimated reimbursement is received at initial billing for the initial episode of care per patient and fifty percent for is received at initial billing for subsequent episodes of care. The remaining reimbursement is received upon completion of the episode.

Revenue is recorded when services are provided to a patient. Billings are typically not collected until services are provided. Amounts billed and, or received in advance of services performed are recorded as deferred revenue. The amount of deferred revenue at December 31, 2003 and 2002 was $8,684,000 and $8,089,000 respectively. These deferred revenue amounts have been recorded as a reduction to accounts receivable in the accompanying consolidated balance sheet since only a nominal amount of deferred revenue is cash collected in advance of providing services. For episodes of care that are completed, all of the revenue expected to be received for that episode is recognized. The amount of revenue recognized for episodes of care which are incomplete at period end is based on an estimate of the portion of the episode which applies to the period, and is calculated based upon total visits performed to date as a percentage of total expected visits for a particular episode. Management believes that this is a reasonable estimate for revenue with respect to services provided for incomplete episodes, and for which reimbursement will be ultimately received. Because of the potential for changes in base episode payments referred to above and the complexity of the regulations noted above, the estimated amounts originally recorded as net patient revenue and accounts receivable may be subject to revision as additional information becomes known.

During 2003, CMS informed providers that it intended to make certain recoveries of amounts overpaid to providers for the periods dating from the implementation of PPS on October 1, 2000 through particular dates in

2003 and 2004. The first of these amounts related to partial episode payments (“PEPs”) whereby a patient was readmitted to a home health care agency prior to the passing of 60 days from the previous admission date at another home health agency. In such instances, reimbursement for the first agency is reduced. CMS advised the industry that CMS had recently implemented changes to its computer system to adjust at the time of claim submission on an ongoing basis, and that recovery for prior overpayments would commence in the summer of 2003 and extend over a two year period. The Company reserved, based on information supplied by CMS, approximately $900,000 in 2003 for all claims dating from October 1, 2000. Secondly, CMS advised the industry that it would seek recovery of overpayments that were made for patients who had, within 14 days of such admission, been discharged from inpatient facilities, including hospitals, rehabilitation and skilled nursing units, and that these recoveries would commence in April, 2004. The Company conducted an analysis of a representative sample of claims where these events had occurred, and estimated that, for all periods dating from October 1, 2000 through December 31, 2003, a reserve in the amount of approximately $1.5 million was appropriate. These reserves are recorded in current portion of Medicare liabilities in the accompanying consolidated balance sheets.

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

Non-Medicare Revenue Recognition

The Company has agreements with third party payors that provide for payments to the Company at amounts different from its established rates. Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the Company’s established rates or estimated reimbursement rates, as applicable. Allowances and contractual adjustments are recorded for the difference between the established rates and the amounts estimated to be payable by third parties and are deducted from gross revenue to determine net service revenue. Net service revenue are the estimated net amounts realizable from patients, third party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements. Reimbursement from all sources except Medicare is primarily billed and revenue is recorded as services are rendered and based upon discounts from established rates.

Collectibility of Accounts Receivable

The process for estimating the ultimate collectibility of accounts receivable involves judgment, with the greatest subjectivity relating to non-Medicare accounts receivable. The Company currently records an allowance for uncollectible accounts on a percentage of revenue basis unless a specific issue is noted, at which time an additional allowance may be recorded. In the fourth quarter of 2002, the Company terminated a number of contracts with non-Medicare payors and recorded an additional allowance of $600,000, given the uncertain nature of collectibility in relation to these contracts.

In the year ended December 31, 2003, accounts receivable increased, net of allowance for doubtful accounts, to $15.2 million from $14.1 million at December 31, 2002. This increase was due to delays in billing associated with the previously discussed acquisitions, and offset by the implementation by the Company, in the first quarter of 2003, of more frequent billing to Medicare.

Prior to October 1, 2001 the Company outsourced billing and collection activities to CareSouth Home Health Services, Inc. (“CareSouth”). Effective this date, the Company elected to terminate the agreement with CareSouth and conduct these activities under its own managerial direction. The Company recruited staff to fulfill this function, as well as to review all Medicare episodes of care for completeness prior to billing. The Company also staffed a department to reconcile adjustments to billing made by Medicare with the objective of increasing the efficiency of the collection process. The ability to obtain accurate billing information due to closer integration of caregivers and billing staff caused more accurate bills to be submitted to Medicare. Improvements to the billing software allowed more timely, and more frequent, billing to Medicare. The ability of staff to conduct any required review claims denied by Medicare via the computer system also improved the timeliness of collections. Medicare regulations allow for payment of 60% of the anticipated episodic payment on initial episodes and 50% of the anticipated episodic payment on subsequent episodes, within 14 days of an electronic submission of the request, with the balance payable within 14 days of completion of the necessary paperwork at the completion of the episode.

Accounts receivable as at December 31, 2003 by payor class is as follows:

Medicare, net of deferred revenue	$11,750	77%
Medicaid	$1,400	9%
Private	$2,035	13%

Total	$15,185

Amounts receivable from state Medicaid agencies and private insurers are significantly more difficult to collect, in particular because all billing is done on a per visit basis resulting in a number of smaller accounts. In late 2002 the Company ceased servicing a number of private insurance companies as a result of these difficulties.

Insurance and Litigation Reserves

The Company is obligated for certain costs under various insurance programs, including employee health and welfare, workers compensation and professional liability, and while the Company maintains various insurance programs to cover these risks, it is self-insured for a substantial portion of the potential claims.

The Company recognizes its obligations associated with these costs in the period in which a claim is incurred, including with respect to both reported claims, and claims incurred but not reported, up to specified deductible limits. These costs have generally been estimated based on historical data, industry statistics, the Company’s claims experience and actuarial analysis provided by the Company’s insurance agents. Such estimates, and the resulting reserves, are reviewed and updated on a quarterly basis.

In the case of potential liability with respect to professional liability, employment, or other matters where litigation is involved, or where no insurance coverage is available, the Company’s policy is to utilize advice from both internal and external counsel as to the likelihood and amount of any potential cost to Amedisys. This advice is reviewed regularly by both internal staff, and on a quarterly basis, the Company’s audit committee.

Goodwill and Other Intangible Assets

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supersedes FASB Statement No. 121, “Accounting for the Impairment of

Long-Lived Assets and for Long-Lived Assets to be Disposed of”. This statement also supersedes certain aspects of APB 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, with regard to reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as previously required by APB 40. Additionally, certain dispositions may now qualify for discontinued operations treatment.

The Company reviews goodwill and other intangible assets on a quarterly basis to determine whether impairment has occurred, and if so, what impairment charge would be appropriate.

Income Taxes

The Company utilizes the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” This standard takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company’s deferred tax calculation requires management to make certain estimates about future operations. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date.

Liquidity and Capital Resources

Liquidity

The Company’s principal source of liquidity is the collection of its account receivable, in particular under the Medicare program.

The Company’s operating activities provided $21.8 million in cash during the year ended December 31, 2003 whereas such activities provided $13.2 million in cash during the year ended December 31, 2002. Cash provided by operating activities in 2003 is primarily attributable to net income of $8.4 million, non-cash items such as depreciation and amortization of $3.1 million, provision for bad debts of $2.2 million, increase in accrued expenses of $2.8 million, deferred income tax change of $4.5 million offset by an increase in patients accounts receivable of $3.3 million

Investing activities used $8.3 million for the year ended December 31, 2003, whereas such activities used $3.3 million for the year ended December 31, 2002. Cash used in investing activities in 2003 is primarily attributed to purchases of property and equipment of $1.8 million and cash used in acquisitions of $6.8 million.

Financing activities provided $11.4 million during 2003, whereas such activities used $8.6 million during 2002. Cash used by financing activities in 2003 is primarily attributed to payments on notes and capital leases of $6.9 million, and payments on Medicare debt of $6.3 million, offset by proceeds from private placement of common stock of $21.3 million in November 2003.

The Company had a letter of credit with Bank One for $825,000 at December 31, 2002, secured in full by cash, relating to its workers’ compensation plan for the plan year December 31, 2000 through December 31, 2001. In February 2003, the letter of credit was reduced to $550,000, and in January 2004, was reduced still further to $200,000.

At December 31, 2003 the Company had working capital of $15.6 million. This includes short-term Medicare liabilities of $9.3 million, $6.2 million of which the Company does not expect to fully liquidate in cash during 2004. These Medicare liabilities include $3.1 million owed by a subsidiary currently in bankruptcy, and $3.1 million of anticipated cost report settlements yet to be finalized. Management does not expect the final cost report settlements to all occur in the coming year. In addition, when the cost reports are settled, the Company is entitled to apply for a payment plan for up to five years in length. There can be no assurance that such a payment plan can be granted.

The Company has certain other contingencies and reserves, including litigation reserves, recorded as current liabilities in the accompanying Consolidated Balance Sheets (in accordance with statement of Financial Accounting Standard No. 5) that management may not be required to liquidate in cash during 2004. However, in the event that all current liabilities become due within twelve months, the Company may be required to obtain debt financing and/or sell securities on unfavorable terms. There can be no assurance that such action may not be necessary to ensure appropriate liquidity for the operations of the Company.

Subsequent to year-end, the Company announced the acquisition of eleven home health and two hospice agencies (see Note 17 to the Consolidated Financial Statements) for a total of $19.1 million, and as a result, subsequent Consolidated Balance Sheets of the Company may reflect a working capital deficit.

Contractual Obligations and Medicare Liabilities

The following table summarizes the Company’s current contractual obligations at December 31, 2003 (in $000’s):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years
Long-Term Debt	$6,670	$3,974	$2,696	$—
Capital Lease Obligations	1,608	1,217	390	1
Medicare Liabilities	9,347	9,347	—	—

Total Contractual Cash Obligations	$17,625	$14,538	$3,086	$1

At December 31, 2003, the Company was indebted under various promissory notes for $6.7 million, including amounts due for the Company’s note with NPF Capital, Inc. of $3.6 million (“the NPF Note”) and notes from various acquisitions of $2.5 million.

The Company’s principal and interest requirements due under all promissory notes are approximately $4.3 million in 2004 and $2.8 million in 2005 and thereafter. At December 31, 2003 the Company also had obligations under capital leases of $1.6 million, including amounts due to CareSouth under the License Agreement of $711,000, and various other capital leases. The Company’s principal and interest requirements due under all capital leases are approximately $1.3 million in 2004 and $418,000 in 2005 and thereafter.

In June 2002, the terms of the NPF Note were amended to extend the maturity date to June 28, 2005 and to change the interest rate to prime plus 3.25%. The security for this note consists of all credits, deposits, accounts, securities or moneys, and all other property rights belonging to or in which the Company has any interest, now or hereafter, as well as every other asset now or hereafter existing of the Company, absolute or contingent, due or to become due. NPF Capital filed for Chapter 11 bankruptcy in November 2002. The Company has been instructed by NPF Capital Inc. to make payments related to this loan to Provident Bank.

As of December 31, 2003, the Company estimates an aggregate payable to Medicare of $9.3 million, all of which is reflected as a current liability in the accompanying balance sheet. The corresponding amount at December 31, 2002 was $12.8 million, of which $8.9 million was classified as a current liability, and $3.9 million as a long term Medicare liability.

This amount includes $2.5 million reserved during 2003 as outlined above—see Revenue Recognition.

The recorded $9.3 million also includes a $3.1 million obligation of a subsidiary of the Company which is currently in bankruptcy, and it is not clear whether the Company will have any responsibility for that amount if the debt of the subsidiary is discharged in bankruptcy.

Prior to the implementation of PPS on October 1, 2000, the Company recorded Medicare revenue at the lower of actual costs, the per visit cost limit, or a per beneficiary cost limit on an individual provider basis. Under the previous Medicare cost-based reimbursement system, ultimate reimbursement under the Medicare program was determined upon final settlement of the annual cost reports.

The $3.7 million remaining balance due Medicare reflects the Company’s estimate of amounts likely to be assessed by Medicare as overpayments in respect of prior years when Medicare audits of the Company’s cost reports from 1997 through October, 2000 are completed. At the time these audits are completed and final assessments are issued, the Company may apply to Medicare for repayment over a thirty-six month or longer period, although there is no assurance that such applications will be agreed to. These amounts relate to the Medicare payment system in effect until October 2000, under which Medicare provided periodic interim payments to the Company, subject to audit of cost reports submitted by the Company and repayment of any overpayments by Medicare to the Company. The fiscal intermediary, acting on behalf of Medicare, is entitled to reopen settled cost reports for up to three years after issuing final assessments.

In December 2000, Congress passed the Benefits Improvement and Protection Act (“BIPA”), which, among other things, allowed providers a one-time advance equal to two periodic interim payments (“PIP”). These advances were repayable to Medicare over a thirty-six month period and bore interest at 12.625%. The Company received $7.4 million from Medicare under this provision in BIPA at which time a liability was established as an amount due to Medicare. Of the balance remaining at December 31, 2001, the amounts due within twelve months are reflected on the consolidated balance sheet at December 31, 2001 in the current-portion of Medicare liabilities, with the balance reflected in the long-term Medicare liabilities line item of the consolidated balance sheet. The Company has subsequently repaid this debt to Medicare.

During the second quarter of 2001 the Company revised the calculation of the estimated Medicare allowable costs for the 2000 cost report year based on additional information provided by the fiscal intermediary to the Company resulting in a $1.0 million decrease in amounts due to Medicare. Such amounts were recorded as an increase to revenue in the second quarter of 2001.

Also in the fourth quarter of 2001, CMS completed audits of the filed cost reports for the 1999 cost report year. Based information received from the completed audits, the Company determined that the 2% audit adjustment factor, withheld from the initial review conducted by the intermediary in 2000, would be refunded less any additional audit adjustments. Based on guidance received from the intermediary, the fiscal 1999 provider cost reports for those providers the Company purchased from Columbia/HCA in December, 1998 were to receive an additional month of costs because the intermediary allowed the Company to file a 13 month cost report. Even though Amedisys did have unfavorable audit adjustments, the net effect of the additional allowable cost and the refunded 2% audit adjustment factor resulted in a net receivable from Medicare. As a result of this information, the Company reversed the previously established $1.2 million due to Medicare for the 2% audit adjustment factor with an increase to revenue in the fourth quarter of 2001.

During the third and fourth quarters of 2002, the Company received cash settlements of $2.1 million from Medicare related to tentative settlements of the FY fiscal 2000 cost reports. This receivable was netted against the amounts due to Medicare on the balance sheet in the current-portion of Medicare liabilities, therefore, receipts of these settlements had no statement of operations impact.

In October 2002 the Company received notice from CMS that the FY fiscal 1997 Amedisys cost reports were being re-opened. In response to this notification from the intermediary, the Company established a liability of $1.0 million for amounts that may be assessed during the re-opening of the 1997 cost reports, due to the potential for different interpretations of reimbursement regulations between the intermediary and the Company. The increase in liability resulted in a charge against revenue in the fourth quarter of 2002. CMS has yet to complete the audit on these cost reports.

During the third and fourth quarters of 2003, the Company received cash settlements of $2.1 million from Medicare related to the settlements of the FY fiscal 1999 cost reports. This receivable was netted against the amounts due to Medicare on the balance sheet in the current-portion of Medicare liabilities, therefore, receipts of these settlements had no statement of operation impact.

During the second quarter of 2003, the Company recognized $402,000 as a charge against revenue to offset settlements received in excess of amounts previously recorded.

In November 2002, the Company elected to terminate its asset financing facility with NPF VI (see Note 5 in the Notes to the Consolidated Financial Statements) and advised its payors that remittances should be directed to the bank accounts of the Company rather than bank accounts controlled by NPF VI under collateral arrangements for the facility. The decision to terminate the above facility was made in response to the failure of NPF VI to provide $3.3 million on October 31, 2002 as requested by the Company on October 29, 2002 in accordance with the terms of the facility. At that date, Amedisys, Inc. determined that an amount of approximately $7.1 million was being held on behalf of the Company by NPF VI, and engaged in correspondence with representatives of NPF VI in an effort to have these funds returned to the Company. On November 18, 2002, NPF VI filed bankruptcy petitions, and accordingly, the Company elected to reserve the amount of $7.1 million in the fourth quarter of fiscal 2002. The Company is taking legal and other action to have this collateral released, and to recover the funds that have not been released to the Company. The Company incurred approximately $1.2 million in legal fees related to this matter in the period ended December 31, 2003, and may incur substantial legal expenses in the future.

Should the Company be ultimately unable to recover the $7.1 million held by NPF VI within a reasonable timeframe or be unable to obtain alternative financing on reasonable terms, certain opportunities of the Company could be constrained, such as prepayment of debt to reduce interest costs, taking advantage of alternative financing arrangements relative to its insurance needs, and pursuit of attractive acquisition opportunities. Moreover, if the Company cannot recover the funds and should there be unexpected cash requirements. Although the Company’s financial position has improved over the last twelve months, there can be no assurance that the Company will not be required to obtain debt financing, and/or sell equity securities on unfavorable terms, which could impact the Company’s earnings by either increasing interest costs or by dilution to existing shareholders to ensure appropriate liquidity for the operations of the Company. There can be no assurance that such actions may not be necessary to ensure appropriate liquidity for the operations of the Company.

The Company does not expect that capital expenditures in fiscal 2004 will exceed $3.5 million, as compared with $1.8 million in 2003.

Inflation

The Company does not believe that inflation has had a material effect on its results of operations during the years ended December 31, 2003, 2002, or 2001.

ARTHUR ANDERSEN LLP

The Company’s financial statements for the year ended December 31, 2001 were audited by Arthur Andersen LLP (“Andersen”). On June 15, 2002, a jury convicted Andersen on obstruction of justice charges and Andersen ceased its public company audit practice at the end of August 2002. As the Company seeks access to the public capital markets in the future, SEC rules require us to include or incorporate by reference in any prospectus three years of audited financial statements. Until our audited financial statements for the fiscal year ending December 31, 2004 become available in the first quarter of 2005, the SEC’s current rules would require us to present audited financial statements for one or more fiscal years audited by Andersen. Before then, the SEC may cease accepting financial statements audited by Andersen, in which case the Company would be unable to access the public capital market unless KPMG LLP, our current independent accounting firm, or another independent accounting firm, is able to audit the financial statements originally audited by Andersen. Although the SEC has indicated that in the interim it will continue to accept financial statements audited by Andersen, there is no assurance that the SEC will continue to do so in the future.

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

None.

PART III

Certain information required by Part III is omitted from this Report in that the Registrant will file its definitive Proxy Statement for its 2003 Annual Meeting of Shareholders to be held June 10, 2004 pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors—Certain information about the current directors is set forth below:

Name	Age	Served as Director Since
William F. Borne	46	1982
Ronald A. LaBorde	47	1997
Jake L. Netterville	66	1997
David R. Pitts	64	1997
Peter F. Ricchiuti	47	1997

William F. Borne. Mr. Borne founded the Company in 1982 and has been Chief Executive Officer and a director since then. In 1988, he also founded and served, until 1993, as President and Chief Executive Officer of Amedisys Specialized Medical Services, Inc., a wholly owned subsidiary of the Company a provider of home health care services.

Ronald A. LaBorde. From 1995 to 2003, Mr. LaBorde was President and Chief Executive Officer of Piccadilly Cafeterias, Inc. (“Piccadilly”), a publicly held retail restaurant business. Prior to 1995, Mr. LaBorde held various executive positions with Piccadilly including Executive Vice President and Chief Financial Officer from 1992 to 1995, Executive Vice President, Corporate Secretary and Controller from 1986 to 1992, and Vice President and Assistant Controller from 1982 to 1986. Mr. LaBorde was appointed as Lead Director of the Company in February 2003.

Jake L. Netterville. Mr. Netterville was the Managing Director of Postlethwaite & Netterville, a professional accounting corporation from 1977 to 1998 and is now Chairman of the Board of Directors. Mr. Netterville is a certified public accountant and has served as Chairman of the Board of the American Institute of Certified Public Accountants, Inc. (“AICPA”) and is a permanent member of the AICPA’s Governing Council. Mr. Netterville was appointed as Chairman of the Company’s audit committee in February 2003.

David R. Pitts. Mr. Pitts is the President and Chief Executive Officer of Pitts Management Associates, Inc., a national hospital and healthcare consulting firm. Mr. Pitts has over forty years experience in hospital operations, healthcare planning and multi-institutional organization, and has served in executive capacities in a number of hospitals, multi-hospital systems, and medical schools.

Peter F. Ricchiuti. Mr. Ricchiuti has been Assistant Dean and Director of Research of BURKENROAD REPORTS at Tulane University’s A. B. Freeman School of Business since 1993, and an Adjunct Professor of Finance at Tulane since 1986. Mr. Ricchiuti also served as the Assistant State Treasurer and Chief Investment Officer for the state of Louisiana for five years.

(b) Executive Officers—The executive officers of the Company are as follows:

Name	Age	Capacity	Period of Service in Such Capacity Since
William F. Borne (1)	46	Chief Executive Officer	December 1982
Larry R. Graham	38	Chief Operating Officer	January 1999
Gregory H. Browne	51	Chief Financial Officer	May 2002
John H. Linden	60	Chief Information Officer	September 2000
Jeffrey D. Jeter	32	Chief Compliance Officer/ Senior Vice President	April 2001

(1)	Biographical information with respect to this officer was previously provided above.

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

Gregory H. Browne was appointed Chief Financial Officer in May 2002. Previously, Mr. Browne had been Chief Financial Officer for Cards Etc, a software company, from May 2001 to December 2001, and from July 1996 to February 2001 he was Chief Executive Officer of PeopleWorks, Inc., a provider of outsourced human resources, payroll and related services. Mr. Browne provided consulting services to the Company from March 2002 until his appointment as Chief Financial Officer.

John H. Linden became Chief Information Officer in September 2000 after consulting with the Company on various projects. Prior to his appointment, Mr. Linden had served as President of Impact Solutions, Inc. since 1995, a consulting firm specializing in project management and automation solutions.

Jeffrey D. Jeter joined the Company in April 2001 as Vice President of Compliance/Corporate Counsel. In March 2004, he was appointed Senior Vice President of Compliance. Prior to joining the Company he served as an Assistant Attorney General for the Louisiana Department of Justice from 1996 where he prosecuted health care fraud and nursing home abuse.

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

PART IV

ITEM 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES

General

Our consolidated financial statements for 2002 and 2003 were audited by the firm of KPMG LLP, which will remain as our auditors until replaced by the Board upon the recommendation of the Audit Committee. The Company’s financial statements for the years ended December 31, 2001 and 2000 were audited by Arthur Andersen LLP (“Andersen”), our former independent accountants. On April 30, 2002, the Board of Directors of the Company, upon recommendation of the Audit Committee, dismissed Arthur Andersen LLP (“Andersen”) as the Company’s independent auditors.

Fees

The information required by this Item is incorporated by reference to the section entitled “Independent Accountants” in the Proxy Statement.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

All audit and permissible non-audit services provided by the independent auditors are pre-approved by Amedisys’s Audit Committee. These services may include audit services, audit-related services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

ITEM 15. EXHIBITS,	FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents to be filed with Form 10-K:

(1) Financial Statements

(2) Exhibits.

Exhibit No.		Identification of Exhibit
3.1(1)	—	Certificate of Incorporation
3.2(1)	—	Bylaws
4.2(2)	—	Common Stock Specimen
4.4(2)	—	Form of Placement Agent’s Warrant Agreement
10.1(7)	—	Settlement Agreement between the Office of Inspector General of the Department of Health and Human Services and Amedisys Specialized Medical Services and Amedisys, Inc.
10.2(7)	—	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Amedisys Specialized Medical Services and Amedisys, Inc.
10.4(2)	—	Amended and Restated Amedisys, Inc. 1998 Stock Option Plan
10.5(2)	—	Registration Rights Agreement
10.8.1(3)	—	Employment Agreement between Amedisys, Inc. and William F. Borne
10.8.2(8)	—	Amendment to Employment Agreement by and between Amedisys, Inc. and William F. Borne
10.9.1(3)	—	Employment Agreement between Amedisys, Inc. and Larry Graham
10.9.2(3)	—	Amendment to Employment Agreement by and between Amedisys, Inc. and Larry Graham
10.10(7)	—	Employment Agreement between Amedisys, Inc. and Gregory H. Browne
10.14(4)	—	Director’s Stock Option Plan
10.15(5)	—	Modification Agreement by and between CareSouth Home Health Services, Inc. and Amedisys, Inc.
10.16(5)	—	Software License Agreement by and between CareSouth Home Health Services, Inc. and Amedisys, Inc.
21.1(2)	—	List of Subsidiaries
23.1(10)	—	Consent of KPMG LLP
31.1(10)	—	Certification of William F. Borne, Chief Executive Officer
31.2(10)	—	Certification of Gregory H. Browne, Chief Financial Officer
32.1(10)	—	Certification of William F. Borne, Chief Executive Officer
32.2(10)	—	Certification of Gregory H. Browne, Chief Financial Officer

(1)	Previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1994.
(2)	Previously filed as an exhibit to the Registration Statement on Form S-3 dated March 11, 1998.
(3)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000.
(4)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2001.

(5)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2001.
(6)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2001.
(7)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(8)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2003.
(9)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2003.
(10)	Filed herewith.

(b) Reports on Form 8-K.

On October 17, 2003, the Company amended a current Report on Form 8-K with the SEC to include financial statements of Standard Home Health Care, Inc. and Cypress Health Services, LLC (“Sellers”) and pro-forma information including these entities.

On November 5, 2003, the Company filed a current Report on Form 8-K with the SEC attaching a press release announcing third quarter 2003 operating results.

On November 10, 2003, the Company filed a current Report on Form 8-K with the SEC attaching a press release announcing the acquisition of a homecare agency in Houston Texas.

On November 12, 2003, the Company filed a current Report on Form 8-K with the SEC providing a transcript of the third quarter 2003 earnings teleconference call.

On December 10, 2003, the Company filed a current Report on Form 8-K with the SEC to announce a private placement of 1.9 million shares of stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on the 25th day of March, 2004.

AMEDISYS, INC.

By:	/s/ WILLIAM F. BORNE

William F. Borne, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ WILLIAM F. BORNE William F. Borne	Chief Executive Officer and Chairman of the Board	March 25, 2004

/s/ GREGORY H. BROWNE Gregory H. Browne	Principal Financial and Accounting Officer	March 25, 2004

/s/ JAKE L. NETTERVILLE Jake L. Netterville	Director	March 25, 2004

/s/ DAVID R. PITTS David R. Pitts	Director	March 25, 2004

/s/ PETER F. RICCHIUTI Peter F. Ricchiuti	Director	March 25, 2004

/s/ RONALD A. LABORDE Ronald A. Laborde	Director	March 25, 2004

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2003 AND 2002

TOGETHER WITH AUDITORS’ REPORTS

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Amedisys, Inc.:

We have audited the accompanying consolidated balance sheets of Amedisys, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements, before the revision of disclosures, described in Note 1 to the consolidated financial statements, in their report dated February 28, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amedisys, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the 2001 consolidated financial statements of the Company were audited by other auditors who have ceased operations. As described in Note 1 and Note 4, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002. In our opinion, the transitional disclosures for 2001 in Note 4 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

KPMG LLP

Baton Rouge, Louisiana

March 8, 2004

The report of Arthur Andersen LLP is a copy of its previously issued report. Arthur Andersen LLP has ceased operations and has not reissued its report. The balance sheets mentioned in the report of Arthur Andersen LLP are no longer included in the accompanying financial statements and only the 2001 statement of operations, stockholder’s equity and cash flow is included.

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

ARTHUR ANDERSEN LLP

New Orleans, Louisiana

February 28, 2002

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2003 and 2002

(Dollar amounts in 000’s, except per share data)

	December 31, 2003	December 31, 2002
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$29,779	$4,861
Patient accounts receivable, net of allowance for doubtful accounts of $3,008 and $1,865 at December 2003 and 2002	15,185	14,102
Prepaid expenses	1,103	1,600
Deferred income taxes	1,650	1,803
Inventory and other current assets	1,879	857

Total current assets	49,596	23,223

Property and equipment, net	7,219	8,257
Deferred income taxes	—	1,711
Goodwill and other assets, net	35,658	25,768

Total assets	$92,473	$58,959

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:

Accounts payable	$3,340	$2,495
Accrued expenses:
Payroll and payroll taxes	9,163	6,504
Insurance	2,336	2,171
Income taxes	575	297
Legal settlements	1,248	1,887
Other	2,818	3,074
Current portion of long-term debt	3,974	3,903
Current portion of obligations under capital leases	1,217	2,476
Current portion of Medicare liabilities	9,347	8,948

Total current liabilities	34,018	31,755

Long-term debt	2,696	4,474
Obligations under capital leases	391	1,042
Long-term Medicare liabilities	—	3,898
Deferred income taxes	2,756	—
Other long-term liabilities	1,213	827

Total liabilities	41,074	41,996

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized; None issued or outstanding	—	—
Common stock, $.001 par value, 30,000,000 shares authorized; 11,908,146 and 9,163,809 shares issued at December 31, 2003 and 2002, respectively	12	9
Additional paid-in capital	55,465	29,439
Treasury stock at cost, 4,167 shares of common stock held at December 31, 2003 and 2002	(25)	(25)
Accumulated deficit	(4,053)	(12,460)

Total stockholders’ equity	51,399	16,963

Total liabilities and stockholders’ equity	$92,473	$58,959

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2003, 2002 and 2001

(Dollar amounts in 000’s, except per share data)

	2003	2002	2001
INCOME:
Net service revenue	$142,473	$129,424	$110,174
Cost of service revenue (excluding amortization and depreciation)	58,554	58,244	49,046

Gross margin	83,919	71,180	61,128

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and benefits	41,252	38,650	30,495
Other	28,329	24,410	23,170
Restructuring charge	—	1,640	—

Total general and administrative expenses	69,581	64,700	53,665

Operating income	14,338	6,480	7,463

OTHER INCOME (EXPENSE):
Interest income	91	97	328
Interest expense	(1,293)	(1,874)	(2,785)
Provision for uncollectible receivable	—	(7,349)	—
Miscellaneous	491	113	290

Total other expense, net	(711)	(9,013)	(2,167)

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	13,627	(2,533)	5,296
INCOME TAX BENEFIT (EXPENSE)	(5,220)	3,285	(220)

Income from continuing operations	8,407	752	5,076
DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of income taxes	—	—	(566)
Gain on sale of discontinued operations, net of income taxes	—	—	876

Net income	$8,407	$752	$5,386

Basic weighted average common shares outstanding	9,808,000	8,499,000	5,941,000
Basic income per common share:
Income from continuing operations	$0.86	$0.09	$0.85
Loss from discontinued operations, net of income taxes	—	—	(0.10)
Gain on sale of discontinued operations, net of income taxes	—	—	0.15

Net income	$0.86	$0.09	$0.90

Diluted weighted average common shares outstanding	10,074,000	9,007,000	7,980,000
Diluted income per common share:
Income from continuing operations	$0.83	$0.08	$0.64
Loss from discontinued operations, net of income taxes	—	—	(0.07)
Gain on sale of discontinued operations, net of income taxes	—	—	0.11

Net income	$0.83	$0.08	$0.68

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2003, 2002 and 2001

(Dollar amounts in 000’s)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCE, January 1, 2001	5,326,126	$5	390,000	$1	$14,096	$(25)	$(18,598)	$(4,521)
Issuance of stock for Employee Stock Purchase plan (Note 10)	156,663	—	—	—	675	—	—	675
Issuance of stock in connection with 401(k) plan (Note 12)	262,280	1	—	—	1,257	—	—	1,258
Issuance of stock and stock options	470		—	—	74	—	—	74
Exercise of stock options	127,612	—	—	—	418	—	—	418
Preferred stock conversion	1,300,001	1	(390,000)	(1)	(1)	—	—	(1)
Exercise of warrants	5,000	—	—	—	20	—	—	20
Net Income	—	—	—	—	—	—	5,386	5,386

BALANCE, December 31, 2001	7,178,152	$7	—	$—	$16,539	$(25)	$(13,212)	$3,309
Issuance of stock for Employee Stock Purchase plan (Note 10)	120,966	—	—	—	715	—	—	715
Issuance of stock in connection with 401(k) plan (Note 12)	247,021	1	—	—	1,870	—	—	1,871
Exercise of stock options	142,670	—	—	—	521	—	—	521
Tax benefit from stock option exercises	—	—	—	—	328	—	—	328
Exercise of warrants	15,000	—	—	—	60	—	—	60
Issuance of stock in connection with Private Placement, net of offering costs of $160,000	1,460,000	1	—	—	9,406	—	—	9,407
Net income	—	—	—	—	—	—	752	752

BALANCE, December 31, 2002	9,163,809	$9	—	$—	$29,439	$(25)	$(12,460)	$16,963
Issuance of stock for Employee Stock Purchase plan (Note 10)	131,247	—	—	—	582	—	—	582
Issuance of stock in connection with 401(k) plan (Note 12)	222,354	1	—	—	1,328	—	—	1,329
Exercise of stock options	162,564	—	—	—	675	—	—	675
Tax benefit from stock option exercises	—	—	—	—	426	—	—	426
Exercise of warrants	149,158	—	—	—	462	—	—	462
Issuance of stock in conjunction with acquisitions	163,132	—	—	—	1,099	—	—	1,099
Issuance of stock as compensation	15,882	—	—	—	102	—	—	102
Issuance of stock in connection with Private Placement, net of offering costs of $171,000	1,900,000	2	—	—	21,352	—	—	21,354
Net income	—	—	—	—	—	—	8,407	8,407

BALANCE, December 31, 2003	11,908,146	$12	—	$—	$55,465	$(25)	$(4,053)	$51,399

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

(Dollar amounts in 000’s)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,407	$752	$5,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,072	2,947	3,439
Provision for bad debts	2,239	3,175	2,248
Deferred revenue	—	—	(1,589)
Compensation expense due to issuance of stock and stock options	102	—	74
Deferred income taxes	4,620	(3,514)	—
Gain on sale of discontinued operations	—	—	(1,738)
Tax benefit from stock option exercises	426	328	—
Other	—	(93)	—
Minority interest	—	—	710
Changes in assets and liabilities, net of impact of acquisitions
Increase in cash included in assets held for sale	—	—	20
(Increase) decrease in patient accounts receivable	(3,321)	7,040	(1,905)
(Increase) in inventory and other current assets	(445)	(1,307)	(266)
(Increase) decrease in other assets	(414)	(168)	56
Increase in accounts payable	845	55	687
Increase (decrease) in amounts due to Medicare	2,832	2,098	(10,289)
Increase in accrued expenses	3,425	1,904	4,713

Net cash provided by operating activities	21,788	13,217	1,546

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	234	139	17
Purchase of property and equipment	(1,789)	(1,267)	(13,424)
Acquisitions of businesses, net	(6,772)	(2,125)	(3,406)
Proceeds from sale of discontinued operations	—	—	1,684
Partnership distributions	—	(66)	(745)
Minority interest investment in subsidiary	—	—	101

Net cash used in investing activities	(8,327)	(3,319)	(15,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings on line of credit agreements	—	(9,305)	6,353
Proceeds from issuance of notes payable and capital leases	1,242	1,021	8,147
Payments on notes payable and capital leases	(6,910)	(6,831)	(5,434)
(Decrease) increase in Medicare liabilities	(6,332)	(3,424)	1,021
Increase in long-term liabilities	386	—	273
Proceeds from private placement of stock, net	21,352	9,406	—
Proceeds from issuance of stock	1,719	581	438
Decrease in notes payable—related parties	—	—	(10)
Increase in notes receivable—related parties	—	—	(13)

Net cash provided by (used in) financing activities	11,457	(8,552)	10,775

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,918	1,346	(3,452)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,861	3,515	6,967

CASH AND CASH EQUIVALENTS AT END OF YEAR	$29,779	$4,861	$3,515

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$1,166	$1,776	$2,843

Income taxes	$149	$895	$378

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Nature of Operations

Amedisys, Inc. and subsidiaries (“Amedisys” or “the Company”) is a multi-state provider of home health care nursing services. Amedisys is incorporated in the state of Delaware and, through its subsidiaries, operates in eleven states including Louisiana, Tennessee, North Carolina, Georgia, Oklahoma, Alabama, Florida, Virginia, South Carolina, Arkansas and Texas. The Company provides home health care nursing services.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in these consolidated financial statements. Business combinations accounted for as purchases are included in the consolidated financial statements from the respective dates of acquisition.

Revenue Recognition

Medicare Revenue Recognition

Under the Medicare Prospective Payment System (“PPS”), the Company is paid by Medicare based on episodes of care. An episode of care is defined as a length of care up to sixty days with multiple continuous episodes allowed. A base episode payment is established by the Medicare Program through federal legislation for all episodes of care ended on or after the applicable time periods detailed below:

Period	Base episode payment
Beginning October 1, 2000 through March 31, 2001	$2,115 per episode
April 1, 2001 through September 30, 2001	$2,264 per episode
October 1, 2001 through September 30, 2002	$2,274 per episode
October 1, 2002 through September 30, 2003	$2,159 per episode
October 1, 2003 through March 31, 2004	$2,231 per episode

With respect to Medicare reimbursement changes, the applicability of the reimbursement change depends upon the completion date of the episode; therefore, changes in reimbursement, both positive and negative, will impact the financial results of the Company up to sixty days in advance of the effective date.

The base episode payment is adjusted by applicable regulations including, but not limited to, the following: a case mix adjuster consisting of eighty (80) home health resource groups (“HHRG”), the applicable geographic wage index, low utilization (either expected or unexpected), intervening events and other factors. The episode payment is also adjusted in the event that a patient is either readmitted by the Company, or admitted to another home health agency prior to the expiration of 60 days from the original admission date—these adjustments are known as partial episode payments. The episode payment will be made to providers regardless of the cost to provide care. The services covered by the episode payment include all disciplines of care, in addition to medical supplies, within the scope of the home health benefit.

8

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

A portion of reimbursement from for each Medicare episode is billed and cash is typically received before all services are rendered. The estimated episodic payment is billed at commencement of the episode. Sixty percent of the estimated reimbursement is received at initial billing for the initial episode of care per patient and fifty percent for is received at initial billing for subsequent episodes of care. The remaining reimbursement is received upon completion of the episode.

Revenue is recorded when services are provided to a patient. Billings are typically not collected until services are provided. Amounts billed and, or received in advance of services performed are recorded as deferred revenue. The amount of deferred revenue at December 31, 2003 and 2002 was $8,684,000 and $8,089,000 respectively. These deferred revenue amounts have been recorded a reduction to accounts receivable in the accompanying consolidated balance sheet since only a nominal amount of deferred revenue is cash collected in advance of providing services. For episodes of care that are completed, all of the revenue expected to be received for that episode is recognized. The amount of revenue recognized for episodes of care which are incomplete at period end is based on an estimate of the portion of the episode which applies to the period, and is calculated based upon total visits performed to date as a percentage of total expected visits for a particular episode. Management believes that this is a reasonable estimate for revenue with respect to services provided for incomplete episodes, and for which reimbursement will be ultimately received. Because of the potential for changes in base episode payments referred to above and the complexity of the regulations noted above, the estimated amounts originally recorded as net patient revenue and accounts receivable may be subject to revision as additional information becomes known.

During 2003, Centers for Medicare & Medicaid Services (“CMS”) informed providers that it intended to make certain recoveries of amounts overpaid to providers for the periods dating from the implementation of PPS on October 1, 2000 through particular dates in 2003 and 2004. The first of these amounts related to partial episode payments (“PEPs”) whereby a patient was readmitted to a home health care agency prior to the passing of 60 days from the previous admission date at another home health agency. In such instances, reimbursement for the first agency is reduced. CMS advised the industry that CMS had recently implemented changes to its computer system to adjust at the time of claim submission on an ongoing basis, and that recovery for prior overpayments would commence in the summer of 2003 and extend over a two year period. The Company reserved, based on information supplied by CMS, approximately $900,000 in 2003 for all claims dating from October 1, 2000. Secondly, CMS advised the industry that it would seek recovery of overpayments that were made for patients who had, within 14 days of such admission, been discharged from inpatient facilities, including hospitals, rehabilitation and skilled nursing units, and that these recoveries would commence in April 2004. The Company conducted an analysis of a representative sample of claims where these events had occurred, and estimated that, for periods dating from October 1, 2000 through December 31, 2003, a reserve in the amount of approximately $1.5 million was appropriate. These reserves are recorded in current portion of Medicare liabilities in the accompanying consolidated balance sheets.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Non-Medicare Revenue Recognition

The Company has agreements with third party payors that provide for payments to the Company at amounts different from its established rates. Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the Company’s established rates or estimated reimbursement rates, as applicable. Allowances and contractual adjustments are recorded for the difference between the established rates and the amounts estimated to be payable by third parties and are deducted from gross revenue to determine net service revenue. Net service revenue are the estimated net amounts realizable from patients, third party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements. Reimbursement from all sources except Medicare is primarily billed and revenue is recorded as services are rendered based upon discounts from established rates.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash equivalents include certificates of deposit and all highly liquid debt instruments with maturities of twelve months or less when purchased.

Collectibility of Accounts Receivable

The process for estimating the ultimate collectibility of accounts receivable involves judgment, with the greatest subjectivity relating to non-Medicare accounts receivable. The Company currently records an allowance for uncollectible accounts on a percentage of revenue basis unless a specific issue is noted, at which time an additional allowance may be recorded. In the fourth quarter of 2002, the Company terminated a number of contracts with non-Medicare payors and recorded an additional allowance of $600,000 given the uncertain nature of collectibility in relation to these contracts.

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

For financial reporting purposes, depreciation and amortization of property and equipment including those subject to capital leases ($3,072,000 in 2003, $2,940,000 in 2002, and $1,948,000 in 2001) is included in other general and administrative expenses and is provided utilizing the straight-line method based upon the following estimated useful service lives:

Buildings	40 years
Leasehold improvements	5 years
Equipment and furniture	5–7 years
Vehicles	5 years
Computer software	5 years

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

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

In July 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Statement No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 eliminated the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. The purchase method of accounting is required to be used for all business combinations initiated after June 30, 2001. SFAS 141 also requires separate recognition of intangible assets acquired in business combinations that meet certain criteria. The Company’s business acquisitions in the years 2001 through 2003 have been accounted for using the purchase method of accounting.

In July 2001, the FASB issued Financial Accounting Standards Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) that was effective January 1, 2002. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if circumstances indicate potential impairment. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives. For goodwill and indefinite-lived intangible assets acquired prior to July 1, 2001, goodwill was amortized through the remainder of 2001 at which time amortization ceased and a transitional goodwill impairment test was performed. Impairment charges resulting from the initial application of the new rules would have been classified as a cumulative change in accounting principle. The Company was not required to record an impairment charge upon completion of the initial impairment test. Transitional disclosure of income and earnings per share as if the goodwill requirements of SFAS 142 had been adopted January 1, 2001 are included in Note 4.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Derivative Instruments and Hedging Activities

The Company does not use derivative financial instruments or engage in hedging activities.

New Accounting Pronouncements

In December 2003, the FASB published a revision to Interpretation 46 (“FIN46R”) to clarify certain provisions of FASB Interpretation NO 46, “Consolidation of Variable interest Entities,” and to exempt certain entities from its requirements. FIN 46R requires a company to consolidate a variable interest entity (“VIE”), as defined, when the company will absorb a majority of the variable interest entity’s expected losses, receive a majority of the variable interest entity’s expected residual returns, or both. FIN 46 R also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46R is effective by the end of the first reporting period beginning after December 15, 2003. The Company does not expect the adoption of FIN 46R to have a material impact on the Company’s consolidated financial statements.

Net Income Per Common Share

Earnings per common share are based on the weighted average number of shares outstanding during the period. The following table sets forth shares used in the computation of basic and diluted net income per common share for the years ended December 31, 2003, 2002, and 2001 (in 000’s, except per share amounts).

	2003	2002	2001
Weighted average number of shares outstanding—for basic net income per share	9,808	8,499	5,941
Effect of dilutive securities:
Stock options	218	348	737
Warrants	48	160	263
Convertible preferred shares	—	—	1,039

Adjusted weighted average shares—for diluted net income per share	10,074	9,007	7,980

For the twelve months ended December 31, 2003, there were an additional 71,000 of potentially dilutive securities that were anti-dilutive at the end of the period, as compared to 139,000 and 228,000 potentially dilutive securities for the same period in 2002 and 2001, respectively.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

income per share if the Company had recognized compensation expense for the Plans using the fair-value recognition method in SFAS 123 (in 000’s, except per share amounts):

	2003	2002	2001
Net income available to common stockholders:
As reported	$8,407	$752	$5,386
Add: Stock based employee compensation expense Included in reported net income, net of taxes	63	—	50
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of taxes	(591)	(698)	(824)

Pro forma	$7,879	$54	4,612

Basic earnings per share:
As reported	$0.86	$0.09	$0.90
Pro forma	$0.80	$0.01	$0.78
Diluted earnings per share:
As reported	$0.83	$0.08	$0.68
Pro forma	$0.78	$0.01	$0.58
Weighted average fair value of grants during the year	$5.40	$7.89	$5.66
Black-Scholes option pricing model assumptions:
Risk free interest rate	3.55–5.16%	4.26–5.80%	4.68–5.49%
Expected life (years)	10	10	3–9
Volatility	58.85–110.35%	92.28–115.18%	112.23–117.30%
Expected annual dividend yield	—	—	—

Restructuring

In response to the significant reduction in Medicare reimbursement effective October 1, 2002 (Note 11) and in anticipation of a further reduction effective April 1, 2003, management initiated major changes in its operations, including termination of employees, abandonment and buyouts of certain leased space in December 2002. As a result of this restructuring plan, 117 employees were terminated. In 2002, the Company recorded $1,640,000 of costs associated with its restructuring plan. These costs were comprised of $1,209,000 for employee severance and $431,000 of costs associated with the abandonment and buyout of existing operating leases which were included in general and administrative expenses for the year ended December 31, 2002. During 2002, $262,000 of termination benefits were paid associated with the termination of 83 employees and charged against the accrued expenses. There were no other changes to the accrued liability. At December 31, 2002, a liability of $1,378,000 remained in other accrued liabilities for the unpaid portion of the benefits and lease cancellation payments and buyouts associated with the restructuring plan. At December 31, 2003, a liability of $352,000 remains for the unpaid portion of the restructuring plan, and will be paid through the fourth quarter of 2006. The following table summarizes the balance remaining at December 31, 2003 (in 000s):

	Employee Severance and other related benefits	Lease abandonment and buyouts	Total
Restructuring costs, incurred to date	$1,209	$431	$1,640
Cash payments	(1,052)	(236)	(1,288)

Balance at December 31, 2003	$157	$195	$352

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

2. ACQUISITIONS AND DISPOSITIONS:

Acquisitions:

Each of the following acquisitions was completed in order to pursue the Company’s strategy of achieving market dominance in the southern and southeastern United States by expanding its service base and enhancing its position in certain geographic areas as a leading provider of home health nursing services. The purchase price of each acquisition was determined based on the Company’s analysis of comparable acquisitions and expected cash flows. Goodwill generated from the acquisitions was recognized given the expected contributions of each acquisition to the overall corporate strategy and is fully tax deductible. Each of the acquisitions completed was accounted for as a purchase and are included in the Company’s financial statements from the respective acquisition date.

2003 Acquisitions:

Van Buren H.M.A., Inc.

Effective July 1, 2003, the Company, through its wholly-owned subsidiary Amedisys Arkansas, L.L.C., acquired certain assets and liabilities of Van Buren H.M.A., Inc. associated with their home health care operations in Van Buren, Arkansas. In consideration for the acquired assets and liabilities, the Company paid $385,000 cash at closing. In connection with this acquisition, the Company recorded $391,000 of goodwill and other intangibles in the third quarter of 2003.

Metro Preferred Home Care

Effective August 1, 2003, the Company, through its wholly-owned subsidiary Amedisys LA Acquisitions, LLC., acquired substantially all of the assets and certain liabilities of Standard Home Health Care Inc. and Cypress Health Services, LLC, collectively Metro Preferred Home Care (“Metro”). In consideration for the acquired assets and liabilities, the Company paid $6,000,000 cash at closing and executed a three-year promissory note in the amount of $1,000,000, which is subject to achievement of certain minimum earnings of the acquired operations, and issued 163,000 shares of Amedisys, Inc. common stock, for a total purchase price of approximately $8,000,000. The promissory note, bearing a maximum interest rate of 5% per annum, is payable in arrears in equal quarterly installments, plus accrued interest, beginning December 2003. In February 2004 the note was amended to remove the minimum earning requirements. In connection with this acquisition, the Company recorded $8,212,000 of goodwill and other intangibles in the third quarter of 2003. The following table contains pro forma income statement information as if the transaction occurred January 1, 2002 (in 000s, except per share data)

	2003	2002
Net service revenue	$153,809	$146,675
Operating income	$15,411	$9,006
Net income	$9,065	$2,290
Basic earnings per share	$0.92	$0.26
Diluted earnings per share	$0.90	$0.25

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

St. Luke’s Episcopal Hospital

Effective November 1, 2003, the Company, through its wholly-owned subsidiary Amedisys Texas, Ltd., acquired certain assets and liabilities of St. Luke’s Episcopal Hospital associated with its home health services program for which the Company paid $500,000 cash at closing and executed a promissory note for $1,000,000 bearing interest at the Prime Rate plus two percent and payable over a three-year term in equal monthly installments beginning December 1, 2003. In connection with this acquisition, the Company recorded $1,249,000 of goodwill and other intangibles in the fourth quarter of 2003.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

3. PROPERTY AND EQUIPMENT:

Property and equipment consist of the following as of December 31, 2003 and 2002 (in 000’s):

	2003	2002
Land	$0	$122
Buildings and leasehold improvements	193	194
Equipment, furniture and vehicles	12,090	10,448
Computer software	4,935	4,485

	17,218	15,249
Less: Accumulated depreciation	(9,999)	(6,992)

Total property and equipment	$7,219	$8,257

4. GOODWILL AND OTHER ASSETS:

Goodwill and other assets include the following as of December 31, 2003 and 2002 (in 000’s):

	2003	2002
Goodwill	$35,448	$25,581
Intangible assets, net of accumulated amortization of $17 and $8 in 2003 and 2002, respectively	25	42
Deposits and other	185	145

Total goodwill and other assets	$35,658	$25,768

The Company ceased amortization of goodwill on January 1, 2002 upon the adoption of SFAS 142 (see Note 1). Amortization expense related to goodwill was $1,234,000, for the year ended December 31, 2001. The following table reconciles previously reported net income as if the provisions of SFAS No. 142 were in effect for 2001 (in 000’s):

	2003	2002	2001
Income from continuing operations:
As reported	$8,407	$752	$5,076
Goodwill amortization, net of taxes	—	—	765

As adjusted	$8,407	$752	$5,841

Net income:
As reported	$8,407	$752	$5,386
Goodwill amortization, net of taxes	—	—	765

As adjusted	$8,407	$752	$6,151

Basic earnings per share:
As reported	$0.86	$0.09	$0.90
Goodwill amortization, net of taxes	—	—	0.13

As adjusted	$0.86	$0.09	$1.03

Diluted earnings per share:
As reported	$0.83	$0.08	$0.68
Goodwill amortization, net of taxes	—	—	0.09

As adjusted	$0.83	$0.08	$0.77

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Amortization expense for intangible assets for the years ended December 31, 2003, 2002, and 2001 was $17,000, $8,000, and $257,000, respectively. Estimated amortization expense is $17,000 in 2004 and $8,000 in 2005.

5. LONG-TERM DEBT:

Long-term debt consists primarily of notes payable to banks and other financial institutions that are due in monthly installments through 2006. Long-term debt includes the following as of December 31, 2003 and 2002 (in 000’s):

	2003	2002
Long-term debt payable to NPF—interest was at a fixed interest rate of 10.50 % until June 2002 and variable thereafter (7.25% at December 31, 2003)	$3,551	$5,882
Long-term debt—interest ranging from 3.00-8.00%	3,119	2,495

	6,670	8,377
Less current portion	(3,974)	(3,903)

Long-term debt	$2,696	$4,474

These borrowings are secured by furniture, fixtures, and computer equipment. Maturities of debt as of December 31, 2003 are as follows (in 000’s):

Year Ended
December 31, 2004	$3,974
December 31, 2005	2,114
December 31, 2006	582

The fair value of long-term debt, estimated based on the Company’s current borrowing rate of 6.22% and 8.26%, at December 31, 2003 and 2002, respectively, was approximately $6.5 million and $8.0 million at December 31, 2003 and 2002, respectively.

7. CAPITAL LEASES:

The Company acquired certain equipment under capital leases for which the related liabilities have been recorded at the present value of future minimum lease payments due under the leases. The present minimum lease payments under the capital leases and the net present value of future minimum lease payments at December 31, 2003 are as follows (in 000’s):

Year Ended
December 31, 2004	1,264
December 31, 2005	272
December 31, 2006	119
December 31, 2007	25
December 31, 2008	1

Total future minimum lease payments	1,681
Amount representing interest	(73)

Present value of future minimum lease payments	1,608
Less current portion	(1,217)

Obligations under capital leases	$391

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

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

The total provision for income taxes consists of the following for the years ended December 31, 2003, 2002 and 2001 (in 000’s):

	2003	2002	2001
Current portion	$168	$(100)	$410
Deferred portion	5,052	(3,185)	—

	$5,220	$(3,285)	$410

Total income tax expense (benefit) is included in the following financial statement captions for the years ended December 31, 2003, 2002 and 2001 (in 000’s):

	2003	2002	2001
Continuing operations	$5,220	$(3,285)	$220
Discontinued operations:
Gain on disposition of discontinued operations	—	—	190

	$5,220	$(3,285)	$410

Net deferred tax assets consist of the following components as of December 31, 2003 and 2002 (in 000’s):

	2003	2002
Deferred tax assets:
NOL carryforward, expiring beginning in 2022	$2,805	$3,101
Allowance for doubtful accounts	1,143	691
Self-insurance reserves	875	304
Deferred revenue	—	1,634
Losses of consolidated subsidiaries not consolidated for tax purposes, expiring beginning in 2010	144	140
Expenses not currently deductible for tax purposes	395	670
Other	898	566
Deferred tax liabilities:
Amortization of intangible assets	(3,083)	(2,069)
Property and equipment	(1,667)	(1,523)
Deferred revenue	(2,618)	—

Net deferred tax (liabilities) assets	$(1,106)	$3,514

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Total tax expense (benefit) on income before taxes resulted in effective tax rates that differed from the federal statutory income tax rate. A reconciliation of these rates is as follows for 2003, 2002 and 2001:

	2003	2002	2001
Income taxes computed on federal statutory rate	35%	35%	35%
State income taxes and other, net of federal impact	2	8	8
Valuation allowance	—	94	(36)
Nondeductible expenses and other	1	(11)	—

Total	38%	126%	7%

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

9. RELATED PARTY TRANSACTIONS:

The Company paid consulting fees of $60,000 and $75,000 to an Amedisys stockholder for the years ended December 31, 2002 and 2001, respectively. The Company paid The Printing Department, owned by the father-in-law of an officer of the Company until May 2002, $609,000 and $465,000 for the years ended December 31, 2002 and 2001, respectively. The Printing Department prints forms and other materials used in daily operations. The Company paid a law firm of which a former officer of the Company is a partner, $62,000 for the year ended December 31, 2002. The Company paid Alphagraphics, owned by the wife of an officer of the Company until June 2002, $34,000 and $115,000 for the years ended December 31, 2002 and 2001, respectively. Alphagraphics provides printing and recruitment mail-out services. The Company believes the fees paid for these goods and services approximated fair market value. There were no related party transactions requiring disclosure for the year ended December 31, 2003.

10. CAPITAL STOCK:

Private Placements

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

On November 26, 2003, the Company completed a private placement of 1,900,000 shares of Common Stock with private investors at a price of $12.00 per share. This placement provided net proceeds to the Company of approximately $21.3 million. The Company engaged Jeffries & Company and Raymond James & Associates as placement agents for the transaction pursuant to which the placement agents received approximately 6% of the gross proceeds in cash and warrants to purchase up to 95,000 shares of common stock exercisable at $14.40 per share.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Stock Options and Warrants

The Company’s Statutory Stock Option Plan (the “Plan”) provides incentive stock options to key employees. The Plan is administered by the Compensation Committee (appointed by the Board of Directors) which determines, within the provisions of the Plan, those eligible employees to whom, and the times at which, options shall be granted. Each option granted under the Plan is convertible into one share of common stock, unless adjusted in accordance with the provisions of the Plan. Options may be granted for a number of shares not to exceed, in the aggregate, 1,425,000 shares of common stock at an option price per share of no less than the greater of (a) 100% of the fair value of a share of common stock on the date the option is granted or (b) the aggregate par value of the shares of common stock on the date the option is granted. If the option is granted to any owner of 10% or more of the total combined voting power of the Company and its subsidiaries, the option price is to be at least 110% of the fair value of a share of common stock on the date the option is granted. Each option vests ratably over a two to three year period, with the exception of those issued under contractual arrangements that specify otherwise, and may be exercised during a period as determined by the Compensation Committee, not to exceed ten years from the date such option is granted. The aggregate fair value of common stock subject to an option granted to a participant by the Compensation Committee in any calendar year shall not exceed $100,000.

The Company’s Directors’ Stock Option Plan (the “Directors’ Plan”) provides stock options to directors. The Directors’ Plan is administered by the Board of Directors in accordance with the provisions of the Directors’ Plan. Each option granted under the Directors’ Plan is convertible into one share of common stock, unless adjusted in accordance with the provisions of the Directors’ Plan. Options may be granted for a number of shares not to exceed, in the aggregate, 250,000 shares of common stock. The option price is to be the fair value, which is the closing price of a share of common stock on the last preceding business day prior to the date as to which fair value is being determined, or on the next preceding business day on which such common stock is traded, if no shares of common stock were traded on such date. Each option vests ratably over an eighteen month to three year period and may be exercised during a period not to exceed ten years from the date such option is granted.

A summary of the Company’s stock options as of December 31, 2003, 2002 and 2001 and changes during each of the years then ended is as follows:

	2003		2002		2001
	Shares	Wgtd. Avg. Exer. Price	Shares	Wgtd. Avg. Exer. Price	Shares	Wgtd. Avg. Exer. Price
Outstanding at beginning of year	900,693	$5.12	919,033	$4.25	846,271	$3.72
Granted	208,000	5.34	179,000	8.56	238,960	5.68
Exercised	(175,757)	3.84	(142,670)	3.65	(127,612)	3.28
Cancelled, forfeited or expired	(14,250)	6.56	(54,670)	5.63	(38,586)	3.86

Outstanding at end of year	918,686	$5.41	900,693	$5.12	919,033	$4.25

Exercisable at end of year	687,857	$5.07	756,943	$4.42	756,353	$3.96

Weighted average fair value of options granted during the year		$5.40		$7.89		$5.66

Of the 230,829 options outstanding but not exercisable at December 31, 2003, 104,190 become exercisable in 2004, 87,316 in 2005 and 39,323 in 2006.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

The following table summarizes information about stock options outstanding at December 31, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding At 12/31/03	Wgtd. Avg. Remaining Contractual Life	Wgtd. Avg. Exercise Price	Number Exercisable at 12/31/03	Wgtd. Avg. Exercise Price
$3.00	277,000	5.40	$3.00	277,000	$3.00
$4.34–4.70	44,120	7.54	4.43	36,620	4.38
$5.13–5.65	228,000	8.69	5.40	70,000	5.25
$6.00–6.75	197,231	4.87	6.26	197,231	6.26
$6.95–7.85	55,000	8.02	7.23	51,667	7.25
$8.43–9.40	77,335	8.42	8.77	25,339	8.76
$9.95	40,000	8.50	$9.95	30,000	$9.95

	918,686

$3.00–$9.95		6.68	$5.41	687,857	$5.07

At December 31, 2003, the Company had the following warrants outstanding:

Warrants Outstanding	Price
50,000	$5.00
50,000	5.16
30,720	6.93
69,000	8.12
95,000	14.40
50,000	14.92
344,720

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Employee Stock Purchase Plan

The Company has a plan whereby eligible employees may purchase the Company’s common stock at 85% of the lower of the market price at the time of grant or the time of purchase. There are 1,000,000 shares reserved for this plan. At December 31, 2003, there were 217,476 shares available for future offerings.

Employee Stock Purchase Plan Period	Shares Issued	Price
August 1, 1998 to December 31, 1998	6,879	$2.44
January 1, 1999 to June 30, 1999	30,822	1.70
July 1, 1999 to December 31, 1999	53,524	1.69
January 1, 2000 to June 30, 2000	70,899	1.17
July 1, 2000 to September 30, 2000	192,671	2.50
October 1, 2000 to December 31, 2000	43,198	3.61
January 1, 2001 to March 31, 2001	41,024	3.69
April 1, 2001 to June 30, 2001	31,394	5.10
July 1, 2001 to September 30, 2001	41,047	5.10
October 1, 2001 to December 31, 2001	36,017	5.02
January 1, 2002 to March 31, 2002	31,406	5.95
April 1, 2002 to June 30, 2002	23,575	6.92
July 1, 2002 to September 30, 2002	29,968	6.14
October 1, 2002 to December 31, 2002	32,355	5.13
January 1, 2003 to March 31, 2003	37,278	3.89
April 1, 2003 to June 30, 2003	34,497	3.83
July 1, 2003 to September 30, 2003	27,117	5.10
October 1, 2003 to December 31, 2003	18,853	8.14

	782,524

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

On August 23 and October 4, 2001, two class action lawsuits were filed, on behalf of all purchasers of our common stock between November 15, 200 and June 13, 2001, against the Company and three of its executive officers. These suits, which were filed in the United States District Court for the Middle District of Louisiana, have now been consolidated. In May, 2003, the class was certified. Amedisys is appealing this certification and discovery has commenced.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

The suit seeks damages based on the decline in our stock price following an announced restatement of earnings for the fourth quarter of 2000 and first quarter of 2001. The suits allege that management of the Company knew or were reckless in not knowing the facts giving rise to the restatement. The Company is vigorously defending these lawsuits. The Company has director’s and officer’s insurance coverage for an amount in excess of $100,000 up to $4 million, in respect of this period. The Company is not able to estimate at this time the potential amounts that could be awarded to the plantiffs in this matter. Although management believes our insurance coverage is sufficient in respect to any amounts that may be awarded, the Company cannot assure you that the final resolution will fall within The Company’s insurance coverage amounts. The Company has met our deductible with the legal fees that have been incurred to date. Additional legal fees will be paid by the insurer up to our policy limits.

In 1999, the Company discovered questionable conduct involving the former owner of one of its smaller agencies, which occurred between 1994 and 1997. The Company conducted an initial audit (using an independent auditor) and voluntarily disclosed the irregularities to the Department of Health and Human Services’ Office of the Inspector General (“OIG”). Thereafter, the government examined the disclosed activities; and during the second quarter of 2002, the Company conducted a further audit of relevant claims at the request of the OIG, which was completed during the third quarter of 2002. In February 2003, the OIG offered a settlement that included certain penalties not previously anticipated by the Company, as the Company self reported the matter. On August 8, 2003, the Company signed both a Settlement Agreement and a Corporate Integrity Agreement with the OIG and Department of Justice. The Settlement Agreement provides for payment of a financial settlement in three equal annual payments of $386,000, with the first payment made on the date of execution. This agreement also obligates the Company to amend previously filed cost reports to deduct costs incurred by the Company for audit and investigation of this matter. The Corporate Integrity Agreement, which is binding for a three-year period, requires that the Company maintain its existing Compliance Program and provides for enhanced training requirements, annual claims audits of the subject agency by an independent reviewer, and regular reporting to the OIG. This agreement provides for stipulated penalties in the event of non- compliance by the Company, including the possibility of exclusion from the Medicare program. The Company believes that these obligations will not materially affect the Company’s operations, or financial performance, over the period of the agreement, although no assurances can be provided that the ultimate cost will not be materially different.

In November 2002, the Company elected to terminate its asset financing facility with NPF VI and advised its payors that remittances should be directed to the bank accounts of the Company rather than bank accounts controlled by NPF VI under collateral arrangements for the facility. The decision to terminate the above facility was made in response to the failure of NPF VI to provide $3.3 million on October 31, 2002 as requested by the Company on October 29, 2002 in accordance with the terms of the facility. At that date, Amedisys, Inc. determined that an amount of approximately $7.1 million was being held on behalf of the Company by NPF VI, and engaged in correspondence with representatives of NPF VI in an effort to have these funds returned to the Company. On November 18, 2002, NPF VI filed bankruptcy petitions, and accordingly, the Company elected to reserve the amount of $7.1 million in the fourth quarter of fiscal 2002. The Company is taking legal and other action to recover the funds that have not been released to the Company. The Company incurred approximately $1,200,000 in legal fees related to this matter through the period ended December 31, 2003, and may incur substantial legal expenses in the future.

Medicare Reimbursement

The Company derived 91%, 88%, and 88% of its net service revenue from the Medicare system for the years ended December 31, 2003, 2002, and 2001, respectively.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

From October 1, 1998 to October 1, 2000, Medicare-reimbursed home health agencies’ cost limits were determined as the lesser of (i) their actual costs, (ii) per visit cost limits based on 105% of national median costs of freestanding home health agencies, or (iii) a per beneficiary limit determined for each specific agency based on whether the agency was an “old” or “new” provider.

In December 2000, Congress passed the Benefits Improvement and Protection Act (“BIPA”), which provided additional funding to healthcare providers. BIPA provided for the following: (i) a one-year delay in applying the budgeted 15% reduction on payment limits, subsequently extended to September 30, 2002 (ii) the restoration of a full home health market basket update for episodes of care ending on or after April 1, 2001, and before October 1, 2001, resulting in an increase to revenue of 2.2%, (iii) a 10% increase, beginning April 1, 2001 and extending for a period of twenty four months, for home health services provided in a rural area, and (iv) a one-time advance equal to two months of periodic interim payments (“PIP”).

The scheduled reduction was implemented effective October 1, 2002 for all episodes of care ended on or after October 1, 2002 and reflected an actual decrease of 7%, offset by an inflationary update of 2.1%, resulting in a net decrease to reimbursement of approximately 5.05%.

In addition to the reduction effective October 1, 2002, the provision in BIPA whereby home health providers received a 10% increase in reimbursement that began April, 2001 for serving patients in rural areas expired March 31, 2003. Patients in rural areas account for approximately 30% of the Company’s patient population.

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

The Health Insurance Portability and Accountability Act (“HIPAA”) was enacted August 21, 1996 to assure health insurance portability, reduce health care fraud and abuse, guarantee security and privacy of health information and enforce standards for health information. Organizations were required to be in compliance with certain HIPAA provisions relating to security and privacy beginning April 14, 2003. Organizations are subject to significant fines and penalties if found not to be compliant with the provisions outlined in the regulations. Regulations issued pursuant to HIPAA impose ongoing obligations relative to training, monitoring and enforcement.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Pursuant to the provisions of HIPAA, covered health care providers were required to comply with the statute’s electronic Health Care Transactions and Code Sets Requirements by October 16, 2002, or secure automatic one-year extensions to the deadline. Prior to the regulatory deadline, the Company and its subsidiaries secured the automatic one year extension in accordance with the directives of CMS. This automatic extension expired on October 16, 2003. This deadline has further been extended by both the Company’s fiscal intermediary and many of the state Medicaid agencies to which the Company submits billings. As of December 31, 2003, the Company has completed the conversion process for a majority of its operating entities, and management believes all remaining entities will be fully converted prior to the deadlines imposed by individual payors. To the extent that other state Medicaid agencies have notified the Company that they are ready to receive submissions pursuant to the new HIPAA standards. Management believes the Company has converted to the new standards.

Leases

The Company and its subsidiaries have leased office space at various locations under non-cancelable agreements which expire between April 30, 2004 and March 31, 2009, and require various minimum annual rentals. Total minimum rental commitments at December 31, 2003 are due as follows (in 000’s):

Year Ended
December 31, 2004	$3,537
December 31, 2005	2,703
December 31, 2006	1,954
December 31, 2007	779
December 31, 2008	215

Rent expense for all non-cancelable operating leases was $3,678,000, $3,712,000, and $3,729,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Guarantees

At December 31, 2003, the Company has issued guarantees aggregating $951,000 related to office leases of subsidiaries. Approximately $106,000 of this amount is related to guarantees on locations that have been sold which the Company has the right to recover amounts under the sale agreement from the buyer, if payments are requested. The Company has not received any requests to make payments under these guarantees. Approximately $89,000 is related to locations that have been closed and the landlords have obtained judgements against the Company for unpaid rent. The Company has reserved substantially all of these amounts in Legal settlements at December 31, 2003. The above amounts were $769,000, $158,000 and $89,000 respectively at December 31, 2002.

Management and License Agreement

The Company and CareSouth Home Health Services, Inc. (“CareSouth”), an affiliate of CPII Acquisition Corp., had agreements under which CareSouth agreed to provide payroll processing, billing services, collection services, cost reporting services and software maintenance and support for the Company’s home health agencies with a consolidated fee structure. Under the consolidated fee structure, fees are collected for services provided on a per visit basis, which may be adjusted depending on the cumulative number of annual visits. Effective September 1, 1999, the management agreement was amended to exclude cost reporting services and software

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

maintenance and support for a corresponding decrease in professional fees. The Company paid CareSouth $475,000 per month through September 2001 under this amended agreement. Effective October 1, 2001, the Company terminated the management agreement. In connection with this termination, the Company entered into a Software License Agreement (“License Agreement”) with CareSouth for the use of a home health care billing and collections software system. The License Agreement, which expires May 1, 2004, provided for a $2,000,000 cash payment at signing, monthly payments beginning October 1, 2001 of $178,226 through May, 2004, and a $1,000,000 cash payment due on or before February 28, 2002. At the expiration of the License Agreement, the Company has the option to acquire the software system for $1.00, and consequently, the Company has accounted for this lease as a capital lease obligation.

Self-Funded Insurance Plans

The Company was self insured for workers’ compensation in the state of Louisiana up to defined policy limits. In connection with the self-insurance plan and as required by the State of Louisiana, the Company provided a $175,000 letter of credit in favor of the Louisiana Department of Labor, which expired February 2003. In January 1999, the Company changed from a self-insured workers’ compensation plan to a fully insured, guaranteed cost plan. In 2000 the Company was insured under a fully insured workers’ compensation insurance policy that contained a provision for retroactive return of certain premiums based on favorable claims activity. The claims related to this policy developed unfavorably, resulting in an additional $275,000 of worker’s compensation expense during 2002, related to the 2000 plan year. In January 2003, the Company reverted to a loss sensitive workers compensation plan, with coverage for claims exceeding $250,000 per incident.

The Company had a letter of credit with Bank One for $825,000 at December 31, 2002, secured in full by cash relating to its workers’ compensation plan for the plan year December 31, 2000 through December 30, 2001. In February 2003 the letter of credit was reduced to $550,000. In January 2004 the letter of credit was further reduced to $200,000.

The Company is self-insured for health claims up to certain policy limits. Claims in excess of $100,000 per incident are insured by third party reinsurers. The Company has accrued a liability of approximately $983,000 and $1,308,000 at December 31, 2003 and 2002, respectively, for both outstanding and incurred but not reported claims based on historical experience.

Other Insurance

The Company maintains professional liability insurance coverage (including malpractice insurance) with aggregate annual limits of $3 million, and a deductible of $75,000 per occurrence. In February 2004 the Company added an excess policy with limits of $5 million and a $50,000 deductible. Further, the Company maintains directors’ and officers’ insurance coverage with annual aggregate limits of $9 million, and a deductible of $350,000 per claim.

Employment Contracts

The Company has commitments related to employment contracts with a number of its senior executives. Such contracts generally commit the Company to pay bonuses upon the attainment of certain operating goals and severance benefits under certain circumstances.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Other

The Company is subject to various other types of claims and disputes arising in the course of its business. While the resolution of such issues is not presently determinable, management believes that the ultimate resolution of such matters will not have a significant effect on the Company’s financial position, results of operations, or cash flows.

12. 401(k) BENEFIT PLAN:

The Company adopted a plan qualified under Section 401(k) of the Internal Revenue Code for all employees who have reached 21 years of age and have at least 90 days of service. Under the plan, eligible employees may elect to defer a portion of their compensation, subject to Internal Revenue Service limits. The Company may make matching contributions equal to a discretionary percentage of the employee’s salary deductions. Such contributions were made in the form of common stock of the Company, valued based upon the fair value of the stock as of December 31 of the applicable year. A matching contribution of $891,000 was made in 2001 for 2000. During 2001, the Company accelerated the matching frequency from an annual basis to a quarterly basis. The Company contributed approximately $1,353,000 for 2002. During 2003 the Company contributed approximately $985,000 for 2003 matching contributions and plans to contribute approximately $371,000 for 2003 matching contributions in 2004.

13. AMOUNTS DUE TO AND DUE FROM MEDICARE:

Prior to the implementation of PPS on October 1, 2000, the Company recorded Medicare revenue at the lower of actual costs, the per visit cost limit, or a per beneficiary cost limit on an individual provider basis. Under the previous Medicare cost-based reimbursement system, ultimate reimbursement under the Medicare program was determined upon review of annual cost reports.

As of December 31, 2003, the Company estimates an aggregate payable to Medicare of $9.3 million, all of which is reflected as a current liability in the accompanying balance sheet. At December 31, 2002 the Company estimated an aggregate payable to Medicare of $12.8 million, of which $8.9 million is reflected in current liabilities in the accompanying balance sheets, and $3.9 million is reflected in long-term Medicare liabilities.

The recorded $9.3 million includes a $3.1 million obligation of a subsidiary of the Company that is currently in bankruptcy, and it is not clear whether the Company will have any responsibility for that amount if the debt of the subsidiary is discharged in bankruptcy.

Also included in the balance is $3.7 million that reflects the Company’s estimate of amounts likely to be assessed by Medicare as overpayments in respect of prior years when Medicare audits of the Company’s cost reports through October 2000 are completed. At the time when these audits are completed and final assessments are issued, the Company may apply to Medicare for repayment over a thirty-six month period, although there is no assurance that such applications will be agreed to. These amounts relate to the Medicare payment system in effect until October 2000, under which Medicare provided periodic interim payments to the Company, subject to audit of cost reports submitted by the Company and repayment of any overpayments by Medicare to the Company. The fiscal intermediary, acting on behalf of Medicare, has not yet issued finalized audits with respect to 1999 and 2000, and is entitled to reopen settled cost reports for up to three years after issuing final assessments.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

The remaining balance of $2.5 million is related to notice from CMS that it intended to make certain recoveries of amounts overpaid to providers for the periods dating from the implementation of PPS on October 1, 2000 through particular dates in 2003 and 2004. The first of these amounts related to partial episode payments (“PEPs”) whereby a patient was readmitted to home health care prior to the expiry of 60 days from the previous admission date at another home health agency. In such instances, reimbursement for the first agency is reduced. CMS advised the industry that CMS had recently implemented changes to its computer system such that these instances would be adjusted at the time of claim submission on an ongoing basis, and that recovery for prior overpayments would commence in the summer of 2003 and extend over a two year period. The Company reserved, based on information supplied by CMS, approximately $900,000 in 2003 for all claims dating from October 1, 2000. Secondly, CMS advised the industry that it would seek recovery of overpayments that were made for patients who had, within 14 days of such admission, been discharged from inpatient facilities, including hospitals, rehabilitation and skilled nursing units, and that these recoveries would commence in April 2004. The Company conducted an analysis of a representative sample claims where these events had occurred, and estimated that, for periods dating from October 1, 2000 through to December 31, 2003, a reserve in the amount of approximately $1.5 million was appropriate. These reserves are recorded in current portion of Medicare liabilities.

The following table summarizes the cost report activity included in the amounts due to/from Medicare (in 000’s):

Cost report reserves
December 31, 2000	$(13,309)

Cash payments made	4,319
To change estimated amounts owed to Medicare for the fiscal year 2000 cost reports	1,034
Advances received as a result of BIPA	(7,396)
Reversal of additional amounts recorded for 1999 cost reports	1,180

December 31, 2001	$(14,172)

Cash payments made	4,389
Settlements received	(2,063)
Reserve for re-opened 1997 cost reports	(1,001)

December 31, 2002	$(12,847)

Cash payments made	8,507
To change estimated amounts owed to Medicare	(402)
Settlements received	(2,101)

December 31, 2003	$(6,843)

The following table summarizes the PPS activity included in the amounts due to/from Medicare (in 000’s):

December 31, 2002	—
To reserve estimated amounts owed to Medicare	$(2,504)

December 31, 2003	$(2,504)

During the second quarter of 2001 the Company revised the calculation of the estimated Medicare allowable costs for the 2000 cost report year based on additional information provided by the fiscal intermediary to the Company resulting in a $1.0 million decrease in amounts due to Medicare. Such amounts were recorded as an increase to revenue in the second quarter of 2001.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Also in the fourth quarter of 2001, CMS completed audits of the filed cost reports for the 1999 cost report year. Based on information received from the completed audits, the Company determined that the 2% audit adjustment factor, withheld from the initial review conducted by the intermediary in 2000, would be refunded less any additional audit adjustments. Based on guidance received from the intermediary, the fiscal 1999 provider cost reports for those providers the Company purchased from Columbia/HCA in December, 1998 were to receive an additional month of costs because the intermediary allowed the Company to file a 13 month cost report. Even though Amedisys did have unfavorable audit adjustments, the net effect of the additional allowable cost and the refunded 2% audit adjustment factor resulted in a net receivable from Medicare. As a result of this information, the Company reversed the previously established $1.2 million due to Medicare for the 2% audit adjustment factor with an increase to revenue in the fourth quarter of 2001

During the third and fourth quarters of 2002, the Company received cash settlements of $2.1 million from Medicare related tentative settlements of the fiscal 2000 cost reports. This receivable was netted against the amounts due to Medicare on the balance sheet in the current-portion of Medicare liabilities, therefore, receipts of these settlements had no income statement impact.

In October 2002 the Company received notice from CMS that the fiscal 1997 Amedisys cost reports were being re-opened. In response to this notification from the intermediary, the Company established a liability of $1.0 million for amounts that are probable to be assessed during the re-opening of the 1997 cost reports, due to different interpretations of reimbursement regulations between the intermediary and the Company. The increase in liability resulted in a decrease to revenue in the fourth quarter of 2002. CMS has yet to complete the audit on these cost reports.

During the third and fourth quarters of 2003, the Company received cash settlements of $2.1 million from Medicare related to the settlements of the fiscal 1999 cost reports. This receivable was netted against the amounts due to Medicare on the balance sheet in the current-portion of Medicare liabilities, therefore, receipts of these settlements had no statement of operations impact.

During the second quarter of 2003, the Company recognized $402,000 as a decrease to revenue to offset settlements received in excess of amounts previously recorded.

At December 31, 2003 accounts receivable from Medicare with respect to PPS represented 68% of the Company’s accounts receivable balance.

14. LIQUIDITY:

The Company had a positive working capital of $14,169,000 and a working capital deficit of $8,532,000 at December 31, 2003 and December 31, 2002, respectively.

The Company has certain contingencies and reserves, including litigation reserves, recorded as current liabilities at December 31, 2003 that management believes it will not be required to liquidate in cash during 2004. However, in the event that all current liabilities become due within twelve months, the Company may be required to obtain debt financing and/or sell securities on unfavorable terms. There can be no assurance that such action may not be necessary to ensure appropriate liquidity for the operations of the Company.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

15. VALUATION AND QUALIFYING ACCOUNTS:

The following table summarized the activity and ending balances in the allowance for doubtful accounts (in 000’s)

Year ended December 31,	Balance at beginning of year	Costs and expenses	Deductions	Balance at end of year
2003	1,865	2,239	(1,096)	3,008
2002	3,126	3,536	(4,797)	1,865
2001	3,647	2,248	(2,769)	3,126

16. UNAUDITED SUMMARIZED QUARTERLY FINANCIAL INFORMATION:

The following is a summary of the unaudited quarterly results of operations (in 000’s, except per share data):

	Revenue	Net Income (Loss)	Net Income (Loss) per Share
			Basic	Diluted
2003:
1st Quarter	$31,132	$1,149	$0.12	$0.12
2nd Quarter	32,194	1,514	0.16	0.16
3rd Quarter	37,048	2,381	0.25	0.24
4th Quarter	42,099	3,363	0.31	0.30

	142,473	8,407	0.86	0.83

2002:
1st Quarter	$31,850	$4,002	$0.55	$0.52
2nd Quarter	32,854	1,660	0.19	0.18
3rd Quarter	33,066	1,219	0.13	0.13
4th Quarter	31,654	(6,129)	(0.67)	(0.67)

	129,424	752	0.09	0.08

Because of the method used in calculating per share data, the quarterly per share data may not necessarily total to the per share data as computed for the year.

17. SUBSEQUENT EVENTS:

On January 5, 2004 The Company entered into an agreement to purchase certain assets and certain liabilities of eleven home care offices and two hospice offices from Tenet Healthcare Corporation. The agencies being acquired are Professional Home Health, Brookwood Home Care Services, Memorial Home Care, Spalding Regional Home Health, Tenet Home Care of Palm Beach, Tenet Home Care of Broward County, St. Mary’s Hospital Home Health, Tenet Home Care of Miami-Dade, First Community Home Care, Cypress-Fairbanks Home Health, St. Francis Home Health and Hospice, and Brookwood Health Services, Inc. (“Sellers”). The Company had no material relationship with the Sellers or any of their affiliates prior to this transaction.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

The agreement calls for closing to occur in three stages. Control over the first four agencies was transferred effective March 1, 2004. The second group are to contractually transfer April 1, 2004, with the final transfer effective May 1, 2004. The purchase price of approximately $19.1million (unaudited) is comprised of $14.2 million in cash at initial closing, with the balance due in two equal installments on April 1, 2004 and May 1, 2004.

The assets to be acquired consist primarily of Medicare and Medicaid provider numbers; furniture, fixtures, equipment, and leasehold improvements; inventory; prepaid expenses; advances and deposits; office supplies; records and files; transferable governmental licenses and permits; and rights in, to and under specified licenses, contracts, leases and agreements (unaudited). The liabilities being assumed are the paid-time-off balances of the Sellers’ employees, the value of which was offset from the cash paid to Sellers at closing, and obligations arising on or subsequent to the closing dates under the assumed contracts (unaudited). This acquisition is being accounted for as a purchase.