Form 10-Q
period 2004-03-31
AMEDISYS INC
filed 2004-05-13
CIK 896262

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

Number of shares of Common Stock, par value $.001, outstanding as of May 10, 2004: 12,305,943 shares

Item 1.	FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2004 and December 31, 2003

(Dollar amounts in 000’s, except share data)

	March 31, 2004		December 31, 2003
ASSETS:	(unaudited	)
CURRENT ASSETS:
Cash and cash equivalents	$24,338		$29,779
Patient accounts receivable, net of allowance for doubtful accounts
of $3,554 at March 31, 2004 and $3,008 at December 31, 2003	14,893		15,185
Prepaid expenses	2,452		1,103
Deferred income taxes	831		1,650
Inventory and other current assets	1,269		1,879

Total current assets	43,783		49,596
Property and equipment, net	7,239		7,219
Goodwill and other assets, net	55,106		35,658

Total assets	$106,128		$92,473

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable	$5,009		$3,340
Accrued expenses:
Payroll and payroll taxes	10,639		9,163
Insurance	1,990		2,336
Income taxes	735		575
Legal settlements	1,337		1,248
Other	7,985		2,818
Current portion of long-term debt	4,175		3,974
Current portion of obligations under capital leases	653		1,217
Current portion of Medicare liabilities	9,350		9,347

Total current liabilities	41,873		34,018
Long-term debt	1,807		2,696
Obligations under capital leases	391		391
Deferred income taxes	3,264		2,756
Other long-term liabilities	1,213		1,213

Total liabilities	48,548		41,074
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized;
None issued and outstanding	—		—
Common stock, $.001 par value, 30,000,000 shares authorized;
12,146,898 and 11,908,146 shares issued at March 31, 2004 and December 31, 2003, respectively	12		12
Additional paid-in capital	57,425		55,465
Treasury stock at cost, 4,167 shares held	(25)		(25)
Retained earnings (deficit)	168		(4,053)

Total stockholders’ equity	57,580		51,399

Total liabilities and stockholders’ equity	$106,128		$92,473

See accompanying notes to consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2004 and 2003

(dollar amounts in 000’s, except per share data)

	For the three months ended March 31,
	2004	2003
	(unaudited)	(unaudited)
Income:
Net service revenue	$47,339	$31,132
Cost of service revenue (excluding depreciation and amortization)	19,480	12,909

Gross margin	27,859	18,223

General and administrative expenses:
Salaries and benefits	12,557	9,861
Other	8,397	6,178

Total general and administrative expenses	20,954	16,039

Operating income	6,905	2,184
Other income (expense):
Interest income	52	17
Interest expense	(124)	(360)
Miscellaneous	(4)	10

Total other expense, net	(76)	(333)

Income before income taxes	6,829	1,851
Income tax expense	2,608	702

Net income	$4,221	$1,149

Basic weighted average common shares outstanding	12,006,000	9,327,000
Basic income per common share:

Net income	$0.35	$0.12

Diluted weighted average common shares outstanding	12,536,000	9,501,000
Diluted income per common share:

Net income	$0.34	$0.12

See accompanying notes to consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2004 and 2003

(Unaudited, Dollar amounts in 000’s)

	Three months ended
	March 31, 2004	March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,221	$1,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	894	740
Provision for bad debts	743	494
Deferred income taxes	1,327	660
Tax benefit from stock option exercises	880	9
Compensation expense	20	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(451)	2,746
(Increase) in inventory and other current assets	(719)	(564)
(Increase) decrease in other assets	(470)	20
Increase (decrease) in accounts payable	1,670	(719)
Increase (decrease) in Medicare liabilities	4	(116)
Increase in accrued expenses	1,614	317

Net cash provided by operating activities	9,733	4,736

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	9	—
Purchase of property and equipment	(625)	(298)
Cash used in purchase acquisitions	(14,151)	—

Net cash used in investing activities	(14,767)	(298)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	417	544
Payments on notes payable and capital leases	(1,773)	(1,700)
Decrease in Medicare liabilities, net	—	(786)
Proceeds from private placement of stock, net	(23)	—
Proceeds from issuance of stock from Employee Stock Purchase Plan	153	531
Proceeds from issuance of stock upon exercise of stock options and warrants	819	453

Net cash used in financing activities	(407)	(958)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,441)	3,840
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,779	4,861

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,338	$8,341

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$109	$340

Income taxes	$300	$(151)

See accompanying notes to consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.	Organization

Amedisys, Inc. (“Amedisys” or “the Company”) is a multi-state provider of home health care nursing services. At March 31, 2004, the Company operated ninety-two home care nursing offices and two corporate offices in the southern and southeastern United States.

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2004, the results of operations for the three months ended March 31, 2004 and 2003, and cash flows for the three months ended March 31, 2004 and 2003. The results of operations for the interim periods are not necessarily indicative of results of operations for the entire year. These interim consolidated financial statements should be read in conjunction with the Company’s annual financial statements and related notes in the Company’s Form 10-K.

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

A portion of reimbursement from each Medicare episode is billed and cash is typically received before all services are rendered. The estimated episodic payment is billed at the commencement of the episode. Sixty percent of the estimated reimbursement is received at initial billing for the initial episode of care per patient and fifty percent for is received at initial billing for subsequent episodes of care. The remaining reimbursement is received upon completion of the episode.

Revenue is recorded when services are provided to a patient. Billings are typically not collected until a proportionate amount of services are provided. Amounts billed and/or received in advance of services performed are recorded as deferred revenue. The amount of deferred revenue at March 31, 2004 and December 31, 2003 was $12,483,000 and $8,684,000 respectively. These deferred revenue amounts have been recorded as a reduction to accounts receivable in the accompanying consolidated balance sheet since only a nominal amount of deferred revenue is cash collected in advance of providing services. For episodes of care that are completed, all of the revenue expected to be received for that episode is recognized. The amount of revenue recognized for episodes of care which are incomplete at period end is based on an estimate of the portion of the episode which applies to the period, and is calculated based upon total visits performed to date as a percentage of total expected visits for a particular episode. Management believes that this is a reasonable estimate for revenue with respect to services provided for incomplete episodes, and for which reimbursement will be ultimately received. Because of the potential for changes in base episode payments referred to above and the complexity of the regulations noted above, the estimated amounts originally recorded as net patient revenue and accounts receivable may be subject to revision as additional information becomes known.

During 2003, Centers for Medicare & Medicaid Services (“CMS”) informed providers that it intended to make certain recoveries of amounts overpaid to providers for the periods dating from the implementation of Medicare Prospective Payment System (“PPS”) on October 1, 2000 through particular dates in 2003 and 2004. The first of these amounts related to partial episode payments (“PEPs”) whereby a patient was readmitted to a home health care agency prior to the passing of 60 days from the previous admission date at another home health agency. In such instances, reimbursement for the first agency is reduced. CMS advised the industry that CMS had recently implemented changes to its computer system to adjust at the time of claim submission on an ongoing basis, and that recovery for prior overpayments would commence in the summer of 2003 and extend over a two year period. The Company reserved, based on information supplied by CMS, approximately $900,000 in 2003 for all claims dating from October 1, 2000. Secondly, CMS advised the industry that it would seek recovery of overpayments that were made for patients who had, within 14 days of such admission, been discharged from inpatient facilities, including hospitals, rehabilitation and skilled nursing units, and that these recoveries would commence in June, 2004. The Company conducted an analysis of a representative sample of claims where these events had occurred, and estimated that, for all periods dating from October 1, 2000 through December 31, 2003, a reserve in the amount of approximately $1.5 million was appropriate. These reserves are recorded in current portion of Medicare liabilities in the accompanying consolidated balance sheets. Medicare has recouped $20,000 of these estimated amounts due to Medicare in the quarter ended March 31, 2004.

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

Non-Medicare Revenue Recognition

The Company has agreements with third party payors that provide for payments to the Company at amounts different from its established rates. Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the Company’s established rates or estimated reimbursement rates, as applicable. Allowances and contractual adjustments are recorded for the difference between the established rates and the amounts estimated to be payable by third parties and are deducted from gross revenue to determine net service revenue. Net service revenue is the estimated net amounts realizable from patients, third party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements. Reimbursement from all sources except Medicare is primarily billed and revenue is recorded as services are rendered and is based upon discounts from established rates.

3.	Earnings Per Share

Earnings per common share are based on the weighted average number of shares outstanding during the period. The following table sets forth the computation of basic and diluted net income per common share for the three month periods ended March 31, 2004 and 2003 (in 000’s, except per share amounts):

	Three months ended March 31,
	2004	2003
Basic Net Income per Share:
Net Income	$4,221	$1,149

Weighted Average Number of Shares Outstanding	12,006	9,327

Net Income per Common Share – Basic	$0.35	$0.12

Diluted Net Income per Share:
Net Income	$4,222	$1,149

Weighted Average Number of Shares Outstanding	12,006	9,327
Effect of Dilutive Securities:
Stock Options	387	391
Warrants	143	136

Weighted Average Number of Shares Outstanding - Diluted	12,536	9,501

Net Income per Common Share – Diluted	$0.34	$0.12

For the three months ended March 31, 2004, there were no additional potentially dilutive securities that were anti-dilutive at the end of the period, as compared to 74,000 potentially dilutive securities for the same period in 2003.

4.	Medicare Reimbursement Changes

The Company derived 92% and 90% of its net service revenue from the Medicare program for the three months ended March 31, 2004 and 2003, respectively.

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

The recent passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 has resulted in two changes in Medicare Reimbursement. First, for episodes ended on or after April 1, 2004 through December 31, 2004 the market basket increase has been reduced by 0.8%. Second, a 55 payment increase for services furnished in a rural setting for episodes ending on or after April 1, 2005. Patients in rural areas account for approximately 28% of the Company’s patient population.

See Note 2 for the Company’s revenue recognition policy.

5.	Acquisitions

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

2004 Acquisitions

On January 5, 2004 the Company entered into an agreement to purchase certain assets and certain liabilities of eleven home care offices and two hospice offices from Tenet Healthcare Corporation. The agencies being acquired by the Company are Professional Home Health, Brookwood Home Care Services, Memorial Home Care, Spalding Regional Home Health, Tenet Home Care of Palm Beach, Tenet Home Care of Broward County, St. Mary’s Hospital Home Health, Tenet Home Care of Miami-Dade, First Community Home Care, Cypress-Fairbanks Home Health, St. Francis Home Health and Hospice, and Brookwood Health Services, Inc.

The agreement calls for a closing to occur on March 1, 2004 with transfer of acquired assets to occur in three stages. Control over the first four agencies was transferred effective March 1, 2004. The second group will transfer April 1, 2004, with the final transfer effective May 1, 2004. The purchase price of approximately $19 million consisted of $14.2 million in cash at initial closing, with the balance due in two equal installments on April 1, 2004 and May 1, 2004. These deferred payments have been made subsequent to quarter-end.

Tangible assets acquired and liabilities assumed are immaterial to the purchase price. The Company has allocated approximately $19.1million of the purchase price on a preliminary basis to goodwill and other intangibles in the first quarter of 2004. The allocation is preliminary pending an analysis of the value of the intangible assets acquired.

2003 Acquisitions

Effective July 1, 2003, the Company, through its wholly-owned subsidiary Amedisys Arkansas, L.L.C., acquired certain assets and liabilities of Van Buren H.M.A., Inc. associated with its home health care operations in Van Buren, Arkansas. In connection with this acquisition, the Company recorded $391,000 of goodwill and other intangibles in the third quarter of 2003.

Effective August 1, 2003, the Company, through its wholly-owned subsidiary Amedisys LA Acquisitions, LLC., acquired substantially all of the assets and certain liabilities of Standard Home Health Care Inc. and Cypress Health Services, LLC, collectively Metro Preferred Home Care (“Metro”). In consideration for the acquired assets and liabilities, the Company paid $6,000,000 cash at closing and executed a three-year promissory note in the amount of $1,000,000, which is subject to achievement of certain minimum earnings of the acquired operations, and issued 163,000 shares of Amedisys, Inc. common stock, for a total purchase price of approximately $8,000,000. The promissory note, bearing a maximum interest rate of 5% per annum, is payable in arrears in equal quarterly installments, plus accrued interest, beginning December 2003. In February 2004 the note was amended to remove the minimum earning requirements. In connection with this acquisition, the Company recorded $8,212,000 of goodwill and other intangibles in the third and fourth quarters of 2003. The allocation is preliminary pending an analysis of the intangible value of the acquired assets.

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

Long-term debt consists primarily of notes payable to banks and other financial institutions and notes payable to sellers in purchase acquisitions that are due in monthly or quarterly installments through 2006. Long-term debt includes the following as of March 31, 2004 and December 31, 2003 (in 000’s):

	March 31, 2004	December 31, 2003
Long-term debt payable to NPF Capital– interest, at a variable rate, 7.25% at March 31, 2004 and December 31, 2003	$2,986	$3,551
Other long-term debt - interest ranging from 2.67-8.00%	2,996	3,119

	5,982	6,670
Less current portion	(4,175)	(3,974)

Long-term debt	$1,807	$2,696

Certain of these borrowings, approximately $5,298,000 and $5,312,000 at March 31, 2004 and December 31, 2003, respectively, are secured by furniture, fixtures, computer equipment, and other assets. Maturities of debt as of March 31, 2004 are as follows (in 000’s):

12 months ended
March 31, 2005	$4,175
March 31, 2006	1,397
March 31, 2007	410

7.	Capital Leases

The Company acquired certain software and equipment under capital leases for which the related liabilities have been recorded at the present value of future minimum lease payments due under the leases. The present minimum lease payments under the capital leases and the net present value of future minimum lease payments at March 31, 2004 are as follows (in 000’s):

12 months ended
March 31, 2005	$692
March 31, 2006	291
March 31, 2007	107
March 31, 2008	17

Total future minimum lease payments	1,107
Amount representing interest	(63)

Present value of future minimum lease payments	1,044
Less current portion	(653)

Obligations under capital leases	$391

8.	Amounts Due To Medicare

Prior to the implementation of PPS on October 1, 2000, the Company recorded Medicare revenue at the lower of actual costs, the per visit cost limit, or a per beneficiary cost limit on an individual provider basis. Under the previous Medicare cost-based reimbursement system, ultimate reimbursement under the Medicare program was determined upon review of annual cost reports.

As of March 31, 2004, the Company estimates an aggregate payable to Medicare of $9.4 million, all of which is reflected as a current liability in the accompanying balance sheet. At December 31, 2003 the Company estimated an aggregate payable to Medicare of $9.3 million, all of which is reflected as a current liability in the accompanying balance sheets.

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

The following table summarizes the cost report activity included in the amounts due to/from Medicare (in 000’s):

Cost report reserves
December 31, 2000	$(13,309)

Cash payments made	4,319
To change estimated amounts owed to Medicare for the fiscal year 2000 cost reports	1,034
Advances received as a result of BIPA	(7,396)
Reversal of additional amounts recorded for 1999 cost reports	1,180

December 31, 2001	$(14,172)

Cash payments made	4,389
Settlements received	(2,063)
Reserve for re-opened 1997 cost reports	(1,001)

December 31, 2002	$(12,847)

Cash payments made	8,507
To change estimated amounts owed to Medicare	(402)
Settlements received	(2,101)

December 31, 2003	$(6,843)
Adjustments to previous settlements	(23)

March 31, 2004	(6,866)

The following table summarizes the PPS activity included in the amounts due to/from Medicare (in 000’s):

December 31, 2002	—
To reserve estimated amounts owed to Medicare	$(2,504)

December 31, 2003	$(2,504)

Cash payments made	$20

March 31, 2004	$(2,484)

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

9.	Liquidity

The Company had working capital of $1,910,000 and $15,578,000 at March 31, 2004 and December 31, 2003, respectively.

The Company has certain other contingencies and reserves, including litigation reserves, recorded as current liabilities at March 31, 2004 that management believes it will not be required to liquidate in cash during the next twelve months. However, in the event that all current liabilities become due within twelve months, the Company may be required to obtain debt financing and/or sell securities on unfavorable terms. There can be no assurance that such action may not be necessary to ensure appropriate liquidity for the operations of the Company.

Effective April 29, 2004, the Company entered into a financing agreement with GE Healthcare Financial Services for a working capital facility of up to $25 million.

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

Total income tax expense (benefit) for the three month periods ended March 31, 2004 and 2003 is as follows (in 000’s):

	Three Months ended March 31,
	2004	2003
Current income tax expense	$400	$33
Deferred income tax expense (benefit)	2,208	669

Total income tax expense (benefit)	$2,608	$702

Total tax expense on income before taxes resulted in effective tax rates that differed from the federal statutory income tax rate. A reconciliation of these rates is as follows:

	Three Months ended March 31,
	2004	2003
Income taxes computed on federal statutory rate	35%	35%
State income taxes and other	5	2
Nondeductible expenses and other	(2)	1

Total	38%	38%

Net deferred tax assets consist of the following components as of March 31, 2004 and December 31, 2003 (in 000’s):

	March 31, 2004	December 31, 2003
Deferred tax assets:
NOL carryforward	$1,768	$2,805
Allowance for doubtful accounts	1,350	1,143
Self-insurance reserves	744	875
Losses of consolidated subsidiaries not consolidated for tax purposes, expiring beginning in 2010	144	144
Expenses not currently deductible for tax purposes	423	395
Other	968	900
Deferred tax liabilities:
Amortization of intangible assets	(3,488)	(3,083)
Property and equipment	(1,724)	(1,667)
Deferred revenue	(2,618)	(2,618)

Net deferred tax (liabilities) assets	$(2,433)	$(1,106)

11.	Effect of New Financial Accounting Standards

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

12.	Goodwill

Changes in the carrying amount of goodwill for the three month periods ended March 31, 2004 and 2003 are as follows (in 000s):

	Three Months ended March 31,
	2004	2003
Balance at beginning of period	$35,448	$25,581
Intangibles acquired in period	18,445	(14)

Balance at end of period	$53,892	$25,567

13.	Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the three months ended March 31, 2004 (in 000’s, except share information):

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Total Stockholders’ Equity
Balance, December 31, 2003	11,908,146	$12	$55,465	$(25)	$(4,053)	$51,399
Issuance of stock for Employee Stock Purchase Plan	18,853	—	153	—	—	153
Issuance of stock for 401(k) match	13,026	—	110	—	—	110
Exercise of warrants	33,642	—	—	—	—	—
Exercise of stock options	171,931	—	820	—	—	820
Issuance of stock as Compensation	1,300	—	20	—	—	20
Tax benefit from stock option exercises	—	—	880	—	—	880
Private Placement expenses	—	—	(23)	—	—	(23)
Net income	—	—	—	—	4,221	4,221

Balance, March 31, 2004	12,146,898	$12	$57,425	$(25)	$168	$57,580

14.	Restructuring

In response to the significant reduction in Medicare reimbursement effective October 1, 2002 (Note 4) and in anticipation of the further reduction that occurred on April 1, 2003, management initiated major changes in its operations, including termination of employees and abandonment and buyouts of certain leased space in December 2002. As a result of this restructuring plan, 117 employees were terminated. In 2002, the Company recorded $1,640,000 of costs associated with its restructuring plan. These costs were comprised of $1,209,000 for employee severance and $431,000 of costs associated with the abandonment and buyout of existing operating leases that were included in general and administrative expenses for the year ended December 31, 2002. During 2002, $262,000 of termination benefits were paid associated with the termination of 83 employees and charged against the accrued expenses. At December 31, 2003, a liability of $352,000 remained for the unpaid portion of the restructuring plan. At March 31, 2004, a liability of $228,000 remains for the unpaid portion of the restructuring plan, and will be paid through the fourth quarter of 2006. The following table summarizes the balance remaining at March 31, 2004 (in 000s):

	Employee Severance and other related benefits	Lease abandonment and buyouts	Total
Restructuring costs, incurred to date	$1,209	$431	$1,640
Cash payments	(1,132)	(280)	(1,412)

Balance at March 31, 2004	$77	$151	$228

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

Pursuant to the provisions of HIPAA, covered health care providers were required to comply with the statute’s electronic Health Care Transactions and Code Sets Requirements by October 16, 2002, or secure automatic one-year extensions to the deadline. Prior to the regulatory deadline, the Company and its subsidiaries secured the automatic one year extension in accordance with the directives of CMS. This automatic extension expired on October 16, 2003. This deadline has further been extended by both the Company’s fiscal intermediary and many of the state Medicaid agencies to which the Company submits billings. As of March 31, 2004, the Company has completed the conversion process for a majority of its operating entities, and management believes all remaining entities will be fully converted prior to the deadlines imposed by individual payors. To the extent that other state Medicaid agencies have notified the Company that they are ready to receive submissions pursuant to the new HIPAA standards, management believes the Company has converted to the new standards.

16.	Guarantees

At March 31, 2004, the Company has issued guarantees aggregating $930,000 related to office leases of subsidiaries. Approximately $106,000 of this amount is related to guarantees on locations that have been sold which the Company has the right to recover amounts under the sale agreement from the buyer, if payments are requested. The Company has not received any requests to make payments under these guarantees. Approximately $89,000 is related to locations that have been closed and the landlords have obtained judgments against the Company for unpaid rent. The Company has reserved substantially all of these amounts in Legal settlements at March 31, 2004. The above amounts were $951,000, $106,000 and $89,000 respectively at December 31, 2003.

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

	Three Months ended March 31,
	2004	2003
Net income:
As reported	$4,221	$1,149
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of taxes	(389)	(216)

Pro forma	$3,832	$933

Basic earnings per share:
As reported	$0.35	$0.12
Pro forma	$0.32	$0.10
Diluted earnings per share:
As reported	$0.34	$0.12
Pro forma	$0.31	$0.10
Black-Scholes option pricing model assumptions:
Risk free interest rate	3.55-5.16%	4.26-5.80%
Expected life (years)	10	10
Volatility	48.38-110.35%	92.28-115.18%
Expected annual dividend yield	—	—

18.	Receivable from National Century Financial Enterprises (“NCFE”)

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

The Company continues to make monthly payments on its note with NPF Capital, which is a separate entity from NPF VI.

19.	Subsequent Events

Effective April 1, 2004, the Company, through its wholly-owned subsidiary Amedisys Oklahoma, L.L.C., acquired certain assets and liabilities of Hillcrest Medical Center associated with its home health care operations in Tulsa, Oklahoma for which the Company paid $375,000 cash at closing with a deferred payment of $75,000 due on June 30, 2004. In connection with this acquisition, the Company will record substantially all of the purchase price as goodwill and other intangibles in the second quarter of 2004.

Effective April 29, 2004, the Company entered into a financing agreement with GE Healthcare Financial Services for a working capital facility of up to $25 million, although funding cannot be obtained until certain outstanding debts have been paid.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein, and the Consolidated Financial Statements and Notes and the related Management’s Discussion and Analysis in the Company’s Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

Three Months ended March 31, 2004 compared to Three Months ended March 31, 2003

Net Service Revenue.

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

Net service revenue increased $16,207,000 or 52% for the three months ended March 31, 2004 as compared to the same period in 2003. This increase was attributed to an increase in Medicare revenue of $15,554,000, and a $653,000 increase in revenue from non-Medicare payors. Of this increase in Medicare revenue, $4,604,000 is attributable to the Metro acquisition, $993,000 is attributable to the St Luke’s acquisition, and $757,000 is attributable to the Van Buren and Tenet acquisitions. The remaining $9,321,000 reflects an increase in total Medicare patient admissions (see below), an increase in episodes per patient, and an improvement in revenue per episode.

Of the $9,321,000, or 33%, increase in Medicare revenue from internal growth in the three months ended March 31, 2004 as compared with the previous year, approximately 22% is attributable to growth in admissions (see below), an increase in revenue per episode of 6%, or $152, to $2,553, and a 4% increase in episodes per patient.

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

Total patient admissions for the quarter ended March 31, 2004 totaled 13,754 and increased from the prior year by 3,100, or 29%. Medicare patient admissions increased to 11,516 representing an increase of approximately 36% over the three months ended March 31, 2003.

The increase in Medicare admissions for the most recent quarter is comprised primarily of internal growth (see below) of 22% with acquisitions contributing growth of 14%. The Metro acquisition contributed to Medicare admissions growth by 9%. Admissions from non-Medicare payors increased by 2% from 2,186 in the quarter ended March 31, 2003 to 2,238 in the same period in 2004.

The Company has elected to define internal growth to include growth from operating locations owned by the Company for more than twelve months, any start up locations initiated by the Company, and from those acquisitions where the monthly Medicare admissions at the acquired locations does not exceed 1% of total Company admissions in the month of acquisition.

Cost of Service Revenue

Cost of service revenue for the three months ended March 31, 2004 increased by $6,572,000, or 51%, as compared to the same period in 2003. This increase is attributable to a 44% increase in the total number of visits performed to 333,000 visits and by a 5% increase in the cost per visit. The number of visits increased by 44% to 333,000 as a result of a 23% increase in visits for non-Medicare patients for the reasons outlined above, and a 47% increase in the number of visits to Medicare patients. This increase in the number of visits to Medicare patients is due to an increase in the average number of patients served during the most recent quarter of approximately 9,000 when compared with approximately 5,900 in the comparable period of 2003. The 5% increase in the cost per visit is attributable to a higher number of staff at the acquired locations, and increased rates of pay for visiting staff.

General and Administrative Expenses (“G&A”).

General and administrative expenses increased by $4.9 million or by 30.6% in the quarter ended March 31, 2004 as compared to 2003. This increase is primarily attributable to $3.2 million of general and administrative expenses for the Metro, and other, acquisitions. Further increases included $0.4 million related to implementation of scannable forms to support operational efficiency, increased personnel costs, particularly accrued bonuses, of approximately $0.4 million, net increases in health insurance, and other benefit costs, of $0.2 million and increase in travel and related costs of $0.4 million particularly with respect to operational training meetings and orientation.

As a percentage of net revenues, general and administrative expenses decreased to 44% in 2004 from 52% in 2003.

Operating Income.

The Company had operating income of $6.9 million for the three months ended March 31, 2004 as compared with $2.2 million in the same period of 2003. This increase is attributable to internal growth, acquisitions and operational efficiencies discussed above.

Other Income and Expense, net.

Other expense, net decreased by $258,000 to $75,000 for the three months ended March 31, 2004 as compared to the same period in 2003. The decrease for the most recent quarter is primarily attributable to lower interest expense incurred during 2003 attributable to lower interest-bearing liabilities. In particular, during 2003 the Company repaid all amounts owed to CMS under interest bearing extended payment arrangements (see Liquidity and Capital Resources). These arrangements carried an average liability of $5.5 million, and incurred interest at a rate of 12.625% during the three months ended March 31, 2003.

Income Tax Expense.

Income tax expense of $2,608,000 was recorded for the three months ended March 31, 2004. An effective income tax rate of approximately 38% was recorded on income before taxes during this period.

CRITICAL ACCOUNTING POLICIES

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

A portion of reimbursement from each Medicare episode is billed and cash is typically received before all services are rendered. The estimated episodic payment is billed at the commencement of the episode. Sixty percent of the estimated reimbursement is received at initial billing for the initial episode of care per patient and fifty percent for is received at initial billing for subsequent episodes of care. The remaining reimbursement is received upon completion of the episode.

Revenue is recorded when services are provided to a patient. Billings are typically not collected until a proportionate amount of services are provided. Amounts billed and/or received in advance of services performed are recorded as deferred revenue. The amount of deferred revenue at March 31, 2004 and December 31, 2003 was $12,483,000 and $8,684,000 respectively. These deferred revenue amounts have been recorded as a reduction to accounts receivable in the accompanying consolidated balance sheet since only a nominal amount of deferred revenue is collected in advance of providing services. For episodes of care that are completed, all of the revenue expected to be received for that episode is recognized. The amount of revenue recognized for episodes of care which are incomplete at period end is based on an estimate of the portion of the episode which applies to the period, and is calculated based upon total visits performed to date as a percentage of total expected visits for a particular episode. Management believes that this is a reasonable estimate for revenue with respect to services provided for incomplete episodes, and for which reimbursement will be ultimately received. Because of the potential for changes in base episode payments referred to above and the complexity of the regulations noted above, the estimated amounts originally recorded as net patient revenue and accounts receivable may be subject to revision as additional information becomes known.

During 2003, CMS informed providers that it intended to make certain recoveries of amounts overpaid to providers for the periods dating from the implementation of PPS on October 1, 2000 through particular dates in 2003 and 2004. The first of these amounts related to partial episode payments (“PEPs”) whereby a patient was readmitted to a home health care agency prior to the passing of 60 days from the previous admission date at another home health agency. In such instances, reimbursement for the first agency is reduced. CMS advised the industry that CMS had recently implemented changes to its computer system to adjust at the time of claim submission on an ongoing basis, and that recovery for prior overpayments would commence in the summer of 2003 and extend over a two year period. The Company reserved, based on information supplied by CMS, approximately $900,000 in 2003 for all claims dating from October 1, 2000. Secondly, CMS advised the industry that it would seek recovery of overpayments that were made for patients who had, within 14 days of such admission, been discharged from inpatient facilities, including hospitals, rehabilitation and skilled nursing units, and that these recoveries would commence in June, 2004. The Company conducted an analysis of a representative sample of claims where these events had occurred, and estimated that, for all periods dating from October 1, 2000 through March 31, 2004, a reserve in the amount of approximately $1.5 million was appropriate. These reserves are recorded in current portion of Medicare liabilities in the accompanying consolidated balance sheets.

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

In the three months ended March 31, 2004, accounts receivable decreased, net of allowance for doubtful accounts, to $14.9 million from $15.2 million at December 31, 2003. This decrease was due to the acquisitions beginning the daily billing processes.

Prior to October 1, 2001 the Company outsourced billing and collection activities to CareSouth Home Health Services, Inc. (“CareSouth”). Effective on this date, the Company elected to terminate the agreement with CareSouth and conduct these activities under its own managerial direction. The Company recruited staff to fulfill this function, as well as to review all Medicare episodes of care for completeness prior to billing. The Company also staffed a department to reconcile adjustments to billing made by Medicare with the objective of increasing the efficiency of the collection process. The ability to obtain accurate billing information due to closer integration of caregivers and billing staff caused more accurate bills to be submitted to Medicare. Improvements to the billing software allowed more timely, and more frequent, billing to Medicare. The ability of staff to conduct any required review claims denied by Medicare via the computer system also improved the timeliness of collections. Medicare regulations allow for payment of 60% of the anticipated episodic payment on initial episodes and 50% of the anticipated episodic payment on subsequent episodes, within 14 days of an electronic submission of the request, with the balance payable within 14 days of completion of the necessary paperwork at the completion of the episode.

Accounts receivable as at March 31, 2004 by payor class is as follows:

Medicare, net of deferred revenue	$11,823	$79%
Medicaid	$1,045	$7%
Private	$2,025	$14%

Total	$14,893

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

The Company recognizes its obligations associated with these costs in the period in which a claim is incurred, including with respect to both reported claims, and claims incurred but not reported, up to specified deductible limits. These costs have generally been estimated based on historical data, industry statistics, the Company’s claims experience and analysis provided by the Company’s insurance agents. Such estimates, and the resulting reserves, are reviewed and updated on a quarterly basis.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed of”. This statement also supersedes certain aspects of APB 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, with regard to reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as previously required by APB 30. Additionally, certain dispositions may now qualify for discontinued operations treatment.

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

The Company’s operating activities provided $9.7 million in cash during the three months ended March 31, 2004 whereas such activities provided $5.4 million in cash during the year ended March 31, 2003. Cash provided by operating activities in 2004 is primarily attributable to net income of $4.2 million, non-cash items such as depreciation and amortization of $0.9 million, provision for bad debts of $0.8 million, increase in accrued expenses and accounts payable of $3.3 million. The tax benefit derived from the exercise of stock options provided $0.9 million, and deferred income tax change added $1.3 million. These were offset by an increases in patients accounts receivable and other current assets of $1.2 million

Investing activities used $14.9 million for the three months ended March 31, 2004, whereas such activities used $0.3 million for the three months ended March 31, 2003. Cash used in investing activities in 2004 is primarily attributed to purchases of property and equipment of $0.7 million and cash used in the Tenet acquisition of $14.2 million.

Financing activities used $0.3 million for the three months ended March 31, 2004, whereas such activities used $1.6 million during the same period of 2003. Cash used by financing activities in 2004 is primarily attributed to payments on notes and capital leases of $1.8 million, offset by proceeds from the issuance of notes payable and capital leases of $0.5 million, and proceeds from the issuance of common stock of $0.8 million.

The Company had a letter of credit with Bank One for $550,000 at March 31, 2003, secured in full by cash, relating to its workers’ compensation plan for the plan year December 31, 2000 through December 31, 2001. In January 2004, this was reduced to $200,000.

At March 31, 2004 the Company had working capital of $1.9 million. This includes short-term Medicare liabilities of $9.4 million, $6.2 million of which the Company does not expect to fully liquidate in cash during 2004. These Medicare liabilities include $3.1 million owed by a subsidiary currently in bankruptcy, and $3.1 million of anticipated cost report settlements yet to be finalized. Management does not expect the final cost report settlements to all occur in the coming year. In addition, when the cost reports are settled, the Company is entitled to apply for a payment plan for up to five years in length. There can be no assurance that such a payment plan will be granted.

The Company has certain other contingencies and reserves, including litigation reserves, recorded as current liabilities in the accompanying Consolidated Balance Sheets (in accordance with statement of Financial Accounting Standard No. 5) that management may not be required to liquidate in cash during 2004. However, in the event that all current liabilities become due within twelve months, the Company may be required to obtain debt financing and/or sell securities on unfavorable terms. There can be no assurance that such action may not be necessary to ensure appropriate liquidity for the operations of the Company, although the Company entered into a $25 million working capital facility with GE Healthcare Financial Services on April 29, 2004.

Subsequent to quarter-end, the Company made scheduled payments of $4.9 million to Tenet Healthcare Corporation with respect to the acquisition of eleven home health and two hospice agencies (see Note 5 to the Consolidated Financial Statements), bringing the total payments to $19.1 million. As a result, subsequent Consolidated Balance Sheets of the Company may reflect a working capital deficit.

Contractual Obligations and Medicare Liabilities

The following table summarizes the Company’s current contractual obligations at March 31, 2004 (in $000’s):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years
Long-Term Debt	$5,982	$4,175	$1,807	$—
Capital Lease Obligations	1,044	653	374	17
Medicare Liabilities	9,350	9,350	—	—
Tenet Healthcare	4,954	4,954	—	—

Total Contractual Cash Obligations	$21,330	$19,132	$2,181	$17

At March 31, 2004, the Company was indebted under various promissory notes for $6.0 million, including amounts due for the Company’s note with NPF Capital, Inc. of $3.0 million (“the NPF Note”) and notes from various acquisitions of $2.2 million.

The Company’s principal and interest requirements due under all promissory notes are approximately $4.1 million in through March 2005 and $1.9 million thereafter. At March 31, 2004 the Company also had obligations under capital leases of $1.1 million, including amounts due to CareSouth under the License Agreement of $186,000, and various other capital leases. The Company’s principal and interest requirements due under all capital leases are approximately $692,000 through March 2005 and $415,000 thereafter.

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

As of March 31, 2004, the Company estimates an aggregate payable to Medicare of $9.4 million, all of which is reflected as a current liability in the accompanying balance sheet. The corresponding amount at March 31, 2003 was $11.9 million, of which $8.6 million was classified as a current liability, and $3.3 million as a long term Medicare liability.

This amount includes $2.5 million reserved during 2003 as outlined above – see Revenue Recognition.

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

In December 2000, Congress passed the Benefits Improvement and Protection Act (“BIPA”), which, among other things, allowed providers a one-time advance equal to two periodic interim payments (“PIP”). These advances were repayable to Medicare over a thirty-six month period and bore interest at 12.625%. The Company received $7.4 million from Medicare under this provision in BIPA at which time a liability was established as an amount due to Medicare. At March 31, 2003, the Company owed $5.5 million to Medicare pursuant to these payment arrangements, with amounts due within twelve months are reflected in the consolidated balance sheet in the current-portion of Medicare liabilities, with the balance reflected in the long-term Medicare liabilities line item of the consolidated balance sheet. The Company repaid all this debt to Medicare prior to December 31, 2004.

During the second quarter of 2001 the Company revised the calculation of the estimated Medicare allowable costs for the 2000 cost report year based on additional information provided by the fiscal intermediary to the Company resulting in a $1.0 million decrease in amounts due to Medicare. Such amounts were recorded as an increase to revenue in the second quarter of 2001.

Also in the fourth quarter of 2001, CMS completed audits of the filed cost reports for the 1999 cost report year. Based on information received from the completed audits, the Company determined that the 2% audit adjustment factor, withheld from the initial review conducted by the intermediary in 2000, would be refunded less any additional audit adjustments. Based on guidance received from the intermediary, the fiscal 1999 provider cost reports for those providers the Company purchased from Columbia/HCA in December, 1998 were to receive an additional month of costs because the intermediary allowed the Company to file a 13 month cost report. Even though the Company did have unfavorable audit adjustments, the net effect of the additional allowable cost and the refunded 2% audit adjustment factor resulted in a net receivable from Medicare. As a result of this information, the Company reversed the previously established $1.2 million due to Medicare for the 2% audit adjustment factor with an increase to revenue in the fourth quarter of 2001.

During the third and fourth quarters of 2002, the Company received cash settlements of $2.1 million from Medicare related to tentative settlements of the FY fiscal 2000 cost reports. This receivable was netted against the amounts due to Medicare on the balance sheet in the current-portion of Medicare liabilities, therefore, receipts of these settlements had no statement of operations impact.

In October 2002 the Company received notice from CMS that the FY fiscal 1997 cost reports were being re-opened. In response to this notification from the intermediary, the Company established a liability of $1.0 million for amounts that may be assessed during the re-opening of the 1997 cost reports, due to the potential for different interpretations of reimbursement regulations between the intermediary and the Company. The increase in liability resulted in a charge against revenue in the fourth quarter of 2002. CMS has yet to complete the audit on these cost reports.

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

In November 2002, the Company elected to terminate its asset financing facility with NPF VI (see Note 18 in the Notes to the Consolidated Financial Statements) and advised its payors that remittances should be directed to the bank accounts of the Company rather than bank accounts controlled by NPF VI under collateral arrangements for the facility. The decision to terminate the above facility was made in response to the failure of NPF VI to provide $3.3 million on October 31, 2002 as requested by the Company on October 29, 2002 in accordance with the terms of the facility. At that date, Amedisys, Inc. determined that an amount of approximately $7.1 million was being held on behalf of the Company by NPF VI, and engaged in correspondence with representatives of NPF VI in an effort to have these funds returned to the Company. On November 18, 2002, NPF VI filed bankruptcy petitions, and accordingly, the Company elected to reserve the amount of $7.1 million in the fourth quarter of fiscal 2002. The Company is taking legal and other action to recover the funds that have not been released to the Company. The Company incurred approximately $1.4 million in legal fees related to this matter in the period ended March 31, 2004, and may incur substantial legal expenses in the future.

Should the Company be ultimately unable to recover the $7.1 million held by NPF VI within a reasonable timeframe, certain opportunities of the Company could be constrained, such as prepayment of debt to reduce interest costs, taking advantage of alternative financing arrangements relative to its insurance needs, and pursuit of attractive acquisition opportunities. Although the Company’s financial position has improved since October 2002, there can be no assurance that the Company will not be required to obtain additional debt financing, and/or sell equity securities on unfavorable terms, which could impact the Company’s earnings by either increasing interest costs or by dilution to existing shareholders to ensure appropriate liquidity for the operations of the Company. There can be no assurance that such actions may not be necessary to ensure appropriate liquidity for the operations of the Company.

The Company entered into a working capital facility with GE Healthcare Financial Services on April 29, 2004.

The Company does not expect that capital expenditures in fiscal 2004 will exceed $3.5 million, as compared with $1.8 million in 2003.

Inflation

The Company does not believe that inflation has had a material effect on its results of operations during the periods ended March 31, 2004 or 2003.

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

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

RISK FACTORS

Investment in the Company’s shares involves a degree of risk. You should consider the following discussion of risks as well as other information in this prospectus and the incorporated documents before purchasing any shares. Each of these risk factors could adversely affect the Company’s business, operating results, prospects and financial condition, as well as adversely affect the value of an investment in its common stock.

Risks Related to the Company’s Industry

Profitability depends principally on the level of payment rates which to a large extent are out of the provider’s control. Reductions in rates or rate increases that do not cover cost increases will adversely affect the Company.

If the Company’s costs were to increase more rapidly than the payments it receives from Medicare and other third-party payors for home care nursing services, the Company’s profitability could be negatively impacted.

Generally, fixed payments for services is received based on the level of care the Company provides to patients. Accordingly, the Company’s profitability largely depends on its ability to manage costs of providing services. Although Medicare currently provides for an annual adjustment of the various payment rates based on the increase or decrease of the medical care expenditure category of the Consumer Price Index, these increases may be less than actual inflation. If these annual adjustments were eliminated or reduced, or if the Company’s costs of providing services, which consists primarily of labor costs, increased more than the annual Medicare adjustment, its profitability could be negatively impacted. Similarly, if copayments are mandated by Medicare, the Company’s profitability could be negatively impacted by either increased write-offs if the Company is unable to collect the copayments or as a result of a decreased demand for the Company’s services.

Home health care providers operate in a highly regulated industry which subjects us to additional costs and may limit the Company’s growth. Any change in applicable federal, state or local laws or regulations may adversely affect its business.

The Company is subject to numerous federal, state and local laws which may limit its operations and could result in significant fines for violations. The healthcare industry is subject to extensive federal and state regulations that govern, among other things:

•	Medicare;

•	Medicaid;

•	other government-funded reimbursement programs;

•	reporting requirements;

•	certification and licensing standards for home health agencies; and

•	in some cases, certificate-of-need.

These regulations may affect participation in Medicare, Medicaid, and other federal health care programs from which the Company derives a substantial portion of its revenues. The Company is also subject to a variety of federal and state regulations that prohibit fraud and abuse in the delivery of health care services. These regulations include, among other matters, licensure and accreditation requirements, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse.

The Company is subject to numerous initiatives on both the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. Currently proposed or future health care legislation or other changes in the administration or interpretation of governmental health care programs may have a negative effect on the Company’s business. Concern about the potential effects of proposed reform measures has contributed to volatility in the price of securities of other companies in health care and related industries and may similarly affect the price of the Company’s common stock in the future.

The Company cannot assure you that it will not be affected adversely by possible future changes in medical and health regulations, and changes in law and regulation occur with some frequency.

The latest legislation that affects the Company is the Medicare Prescription Drug, Improvement and Modernization Act (“DIMA”) which became law on December 8, 2003. While the immediate effect of such legislation may be to increase in Medicare payments to home health care providers somewhat, to the extent DIMA is successful in achieving one of its goals to encourage Medicare beneficiaries to the join managed care organizations, the Company’s number of potential patients would be reduced as would the amount received per patient.

Failure to comply with applicable federal and state regulations will subject us to fines, penalties or expulsion from participation in government programs.

As part of the extensive federal and state regulation of the home health care business, the Company is subject to increased periodic audits, examinations and investigations conducted by or at the direction of governmental investigatory and oversight agencies. Violations of fraud and abuse statutes and regulations could result in a provider’s expulsion from government healthcare programs as well as significant fines and penalties, and significant repayments for patient services previously billed. The Company’s exclusion from any one of these government programs could have a material adverse effect on its business.

In 1999, the Company uncovered certain improprieties stemming from the unauthorized conduct of an agency director in its Monroe, Louisiana location which had been previously acquired by the Company. Following an internal investigation, the Company voluntarily disclosed the problems to the Office of the Inspector General (the “OIG”). Following an extensive series of audits, the Company and the OIG reached a settlement in August 2003, whereby the Company agreed to repay a total of $1.16 million to the government in three annualized payments that conclude in 2005. As part of the settlement, the Company also executed a three-year Corporate Integrity Agreement (“CIA”) which requires that it:

•	maintain its current compliance program;

•	specify additional training requirements;

•	conduct annual, independent audits of the Monroe agency; and

•	timely disclose and repay any overpayments or potential fraud or abuse of which the Company becomes aware.

There are stipulated penalties for various violations of the CIA. Egregious violations of the CIA could result in the Company’s exclusion from further participation in government-funded health programs. Management of the Company has designated a Chief Compliance Officer to ensure ongoing compliance with the terms and conditions of the CIA as well as compliance with all other applicable laws, rules, and regulations. Any acquired businesses will be subject to the provisions of the CIA.

Management believes that the Company is in compliance with all state and federal legal fraud and abuse provisions and all other applicable government laws and regulations. The Company’s compliance with these laws and regulations may be subject to future government review and interpretation and possible regulatory actions currently unknown or unasserted. If the Company is found to be in violation of any of these provisions, it could have a material adverse effect on the Company’s business.

The Company operates its agencies under licenses issued and regulated by the respective states in which they are located. Each agency is subject to periodic surveys and complaint-based surveys. If a survey identifies violations of state standards, the agency typically is afforded a grace period in which to comply or otherwise lose its license to operate. The Company use a Clinical Operations Department staffed by regional personnel to prepare each agency for these surveys and respond when those surveys identify potential problems or when plans-of-correction are required to bring the agency back into compliance. If the Company is found to be in violation of any of these state standards, it could have a material adverse effect on its business.

Compliance with HIPAA requirements will require additional systems conversions and consequent expense which the Company is unable to recover from its patients.

The Health Insurance Portability and Accountability Act (“HIPAA”) was enacted in 1996 to ensure health insurance portability, reduce health care fraud and abuse, guarantee security and privacy of health information and enforce standards for health information. As of April 14, 2003, organizations were required to comply with certain HIPAA provisions relating to security and privacy. Management believes the Company has met this requirement. The Company is enhancing systems’ security and training all personnel, as required by HIPAA.

HIPAA covered health care providers were required to comply with the statute’s electronic health care Transactions and Code Set requirements by October 16, 2002, or secure automatic one-year extensions to the deadline. Prior to the regulatory deadline, the Company secured the automatic one year extension in accordance with the directives of CMS. This automatic extension expired on October 16, 2003. As permitted by CMS, this deadline has further been extended by both Palmetto GBA (the Company’s fiscal intermediary) and many of the state Medicaid agencies to which the Company submits billings. To date, the Company has completed the conversion process for a majority of its operating entities, and all remaining entities will be fully converted prior to the deadlines imposed by individual payors. To the extent that other state Medicaid agencies have notified us that they are ready to receive submissions pursuant to the new HIPAA standards, the Company has already converted accordingly.

There is a risk of substantial malpractice or other similar claims.

The services offered by the Company involve an inherent risk of professional liability and related substantial damage awards. Due to the nature of its business, the Company, and certain nurses who provide services on its behalf, may be the subject of medical malpractice claims. These nurses could be considered the Company’s agents in the practice of nursing and, as a result, it could be held liable for any of their medical negligence. The Company cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on its business or reputation or on its ability to attract and retain patients and employees. The Company maintains malpractice liability insurance of $1 million per occurrence and $3 million for all occurrences annually. Amounts above these limits are the responsibility of the Company.

Reimbursements for services are delayed, which may result in liquidity problems.

The Company’s business is characterized by delays in reimbursement from when the Company provides services to when it receives reimbursement or payment for these services. If the Company has systems or other issues with Medicare, that may result in an even longer payment cycle. This timing delay may cause working capital shortages from time to time. As a result, working capital management, including prompt and diligent billing and collection, is an important factor in the Company’s results of operations and liquidity. The Company cannot assure you that industry trends will not further extend the collection period and impact adversely its working capital or that its working capital management procedures will successfully negate this risk. The Company has secured a $25 million working capital facility with GE Healthcare Financial Services.

If the Company’s relationships with other organizations deteriorate, its business will suffer.

The Company’s growth depends largely on its ability to establish close working relationships with hospitals, clinics, nursing homes, physician groups, health maintenance organizations, preferred provider organizations, and other health care providers. Although such relationships have been established, the Company cannot assure you that it will improve and maintain these relationships or develop new relationships in existing and future markets. The Company’s inability to maintain, improve and develop relationships in the future could have a material adverse effect on our business, financial condition and results of operations.

The Company’s business is highly competitive.

The Company competes with hospitals, nursing homes, and other businesses that provide home health care services, some of which are large established companies that have significantly greater resources than it does. The Company’s only national competitor, Gentiva, Inc., has not to date entered most of the areas served by us. The Company’s main competition comes from competitors in each of its markets, and primarily consist of different privately-owned or hospital-owned health care providers in each region it serves. Competition takes place on the basis of availability of personnel, quality and expertise of services and the value and price of services. Increased competition in the future from existing competitors or new entrants may limit the Company’s ability to maintain or increase its market share.

Some of the Company’s existing potential new competitors may enjoy greater name recognition, and greater financial, technical and marketing resources than it does. This may permit the Company’s competitors to devote greater resources than it can to the development and promotion of services. These competitors also may engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees and clients.

The Company expects its competitors to develop new strategic relationships with providers, referral sources and payors, which could result in increased competition. The introduction of new and enhanced services, acquisitions and industry consolidation and the development of strategic relationships by the Company’s competitors could cause a decline in revenues or loss of market acceptance of its services or price competition or make its services less attractive. Additionally, the Company competes with a number of tax-exempt nonprofit organizations that can finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions that are unavailable to us.

The Company cannot assure you that it will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on it’s business, financial condition and results of operations.

The Company expects that industry forces will have an impact on it and its competitors. In recent years, the health care industry has undergone significant changes driven by efforts to reduce costs. The changes in the Company’s industry caused even greater competition among home healthcare and healthcare businesses generally. If the Company is unable to react competitively to new developments, its operating results may suffer.

An inability to attract and retain skilled workers would adversely affect us.

The Company relies significantly on its ability to attract and retain caregivers who possess the skills, experience and licenses necessary to meet the requirements of its patients. The Company competes for home health care services personnel with other providers of home health care services. The Company must evaluate and expand its network of caregivers continually to keep pace with its patients’ needs. Currently, competition for nursing personnel is increasing and salaries and benefit costs have risen. To date, the Company has through salary increases been able to meet its needs, but any inability to continue to increase the number of caregivers it recruits would adversely affect our potential for growth. The Company’s ability to attract and retain caregivers depends on several factors, including our ability to provide such caregivers with attractive assignments and competitive benefits and salaries. The Company cannot assure you that it will succeed in any of these areas. The cost of attracting caregivers and providing them with attractive benefit packages may be higher than anticipated and, as a result, if we are unable to pass these costs on to patients, our profitability could decline. Moreover, if the Company is unable to attract and retain caregivers, the quality of its services may decline and, as a result, it could lose certain patients.

Risks Related to the Company

The Company depends on Medicare for substantially all of its revenues.

For the periods ended March 31, 2004 and 2003, the percentage of the Company’s revenues derived from Medicare was 92% and 90%, respectively. The Company’s revenues and profitability are affected by the continuing efforts of all third-party payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Any changes in reimbursement levels from these third-party payor sources and any changes in applicable government regulations could have a material adverse effect on the Company’s revenues and profitability. Changes in the mix of patients among Medicare, Medicaid and other payor sources also may impact the Company’s revenues and profitability. The Company can provide no assurance that it will continue to maintain the current payor or revenue mix.

Medicare liabilities may be payable by the Company in the future. Medicare liabilities may be subject to audit or review, and it may owe additional amounts beyond what it expected.

At March 31, 2004, the Company estimated an aggregate payable to Medicare of $9.4 million, all of which is classified as current liabilities. The Company also estimated aggregate overpayments by Medicare of $11.9 million for the period ended March 31, 2003.

Of this amount, $5.5 million is attributable to aggregate overpayments and of that, $5.1 million was related to a one-time advance by Medicare. These amounts were being repaid to Medicare in thirty-six (36), forty-eight (48), or sixty (60) equal monthly installments pursuant to agreements the Company reached with CMS during 2002 and 2003, including interest of 12.625%. The Company had the option to prepay the obligation, which was unsecured and contained no financial covenants, at any time without penalty. However, should the Company fail to pay any other installment on the due date, CMS may withhold the full amount of principal due under the relevant agreement from any amounts otherwise due to us.

For the cost report years ended 1999 and prior, the Company has an estimated net payable of $4.6 million, all of which is reflected in current liabilities on its balance sheet. Of this amount, $3.5 million is related to a bankrupt subsidiary, Alliance Home Health, Inc. (“Alliance”), and to various providers that it closed prior to 1999. The fiscal intermediary, acting on behalf of CMS, has finalized cost reports for most, but not all, of the Company’s provider numbers for the fiscal years ended December 31, 1999 and 2000. However, the fiscal intermediary is entitled to reopen settled cost reports for up to three years after issuing final assessments. The Company reserved an additional $1.0 million during the fourth quarter of 2002 after receiving notice from the fiscal intermediary that it had reopened previously settled cost reports for fiscal year 1997. The Company also recorded a liability of $1.3 million to cover estimated additional settlement liabilities, and the possibility that the fiscal intermediary may reopen previously settled cost reports. As a result, its estimated liabilities may change and the Company may incur additional costs. These additional liabilities may be significant.

The Company’s insurance liability coverage may not be sufficient for its business needs.

The Company maintains professional liability insurance for Amedisys, Inc and its subsidiaries with a $1 million limit on each occurrence and a $3 million limit in aggregate annually. However, the Company cannot assure you that claims will not be made in the future in excess of the limits of such insurance, if any, nor can it assure you that any such claims, if successful and in excess of such limits, will not have a material adverse effect on its ability to conduct business or on its assets. The Company’s insurance coverage also currently includes fire, property damage and general liability with varying limits. Although we maintain insurance consistent with industry practice, it cannot assure you that the insurance we currently maintain will satisfy claims made against it. In addition, we cannot assure you that insurance coverage will continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms.

Any claims made against the Company, regardless of their merit or eventual outcome, could damage our reputation and business. From December 31, 1998 to November 9, 2000, the Company was insured for risks associated with professional and general liability by an insurance company that currently is in liquidation and may not be able to pay or defend claims incurred during this period, and the Company’s current insurance does not cover any such claims. The Company does not, however, believe that the ultimate resolution of current claims will be materially different from reserves established for them or that any material claims will be made in the future based on occurrences during that period.

The Company’s acquisition strategy entails many operating and integration risks and we may incur future liabilities related to its acquisitions.

Recently, the Company’s strategic focus has been on the acquisition of small to medium sized home health providers, or of certain of their assets, in targeted markets. These acquisitions have involved risks and uncertainties, none of which have been material to date, including:

•	difficulties integrating acquired personnel and other corporate cultures into its business;

•	difficulties in integration of information systems;

•	the potential loss of key employees or customers of acquired companies;

•	reduction of cash flow due to transfer of managed case contracts;

•	the assumption of liabilities and exposure to unforeseen liabilities of acquired companies;

•	reduction of patient assignments by hospitals which are sellers of home health care agencies to it;

•	the acquisition of an agency with undisclosed compliance problems; and

•	the diversion of management attention from existing operations.

Any of these problems that occur in future acquisitions could be material.

In 1999, the Company uncovered certain improprieties stemming from the unauthorized conduct of an agency director in its Monroe, Louisiana location. Following an internal investigation, the Company voluntarily disclosed the problems to the Office of the Inspector General (the “OIG”). Following an extensive series of audits, the Company and the OIG reached a settlement in August 2003, whereby the Company agreed to repay a total of $1.16 million to the government in three annualized payments that conclude in 2005. As part of the settlement, the Company also executed a three-year Corporate Integrity Agreement (“CIA”) which requires that it:

•	maintain its current compliance program;

•	specify additional training requirements;

•	conduct annual, independent audits of the Monroe agency; and

•	timely disclose and repay any overpayments or potential fraud or abuse of which the Company becomes aware.

In addition, the Company may not be able to fully integrate the operations of the acquired businesses with our current business structure in an efficient and cost-effective manner. The failure to integrate any of these businesses effectively could have a material adverse effect on us.

In previous acquisitions, the Company attempted to determine the nature and extent of any pre-existing liabilities, and have obtained indemnification rights from the previous owners for acts or omissions arising prior to the date of the acquisition. However, resolving issues of liability between the parties could involve a significant amount of time, manpower and expense. There is no assurance that the Company will be successful in securing indemnification. If the Company were unsuccessful in a claim for indemnity from a seller, the liability imposed could affect it adversely.

The Company’s acquisitions may impose strains on its existing resources.

As a result of the Company’s past and current acquisition strategy, it has grown significantly over the last three years. As the Company continues to grow in both revenue and geographical scope, the growth could stretch its resources, including management, information systems, regulatory compliance, logistics and other controls. For example, if the Company’s number of locations exceeds 99, its computer software will need significant modification, and if its growth increases the need for additional corporate office personnel, it will need additional space. The Company has plans to make substantial upgrades to its in-house developed software within the next 12 months. The Company cannot assure you that its resources will keep pace with its anticipated growth. If the Company does not maintain its expected pace of growth, our future prospects could be materially adversely affected.

The Company faces competition for attractive acquisition candidates.

The Company intends to grow significantly through the continued acquisition of additional home health care agencies. The Company faces competition for acquisition candidates, which may limit the number of acquisition opportunities available to it and may lead to higher acquisition prices. The Company cannot assure you that it will be able to identify suitable acquisitions or available market share in the future or that any such opportunities, if identified, will be consummated on favorable terms, if at all. In the absence of such successful transactions, the Company cannot assure you that it will experience further growth, nor can it assure you that any such transactions, if consummated, will result in further growth.

The Company may require additional capital to pursue our acquisition strategy.

At March 31, 2004, the Company had cash and cash equivalents of $24,338,000. Based on the Company’s current plan of operations, including acquisitions, it cannot assure you that this amount will be sufficient. The Company cannot readily predict the timing, size and success of our acquisition efforts and the associated capital commitments. If the Company does not have sufficient cash resources, its growth could be limited unless it obtains additional equity or debt financing. Effective April 29, 2004, the Company entered into a financing agreement with GE Healthcare Financial Services for a working capital facility of up to $25 million, although funding cannot be obtained until certain outstanding debts have been paid.

Until recently, the Company had a working capital deficit.

Until September 30, 2003 the Company had a working capital deficit of varying amounts. At March 31, 2004, the Company had working capital of $1.9 million. The Company has certain contingencies and reserves, including litigation reserves, recorded as current liabilities at March 31, 2004 that management believes it will not be required to liquidate in cash during the next twelve months. However, in the event that all current liabilities become due within twelve months, the Company may be required to obtain debt financing and/or sell securities on unfavorable terms. There can be no assurance that such action may not be necessary to ensure appropriate liquidity for the operations of the Company.

The Company believes that this amount, together with expected cash flows from operations, will be sufficient to meet its working capital needs and to fund capital expenditures for the foreseeable future, but that it will not be sufficient to enable it to fund attractive acquisitions. Effective April 29, 2004, the Company entered into a financing agreement with GE Healthcare Financial Services for a working capital facility of up to $25 million.

The Company depends on the continued services of its senior management.

The Company’s success depends upon the continued employment of senior management officials, including the Company’s Chief Executive Officer, William F. Borne, the Company’s Chief Financial Officer, Gregory H. Browne and the Company’s Chief Operating Officer, Larry R. Graham. The Company maintains key employee life insurance of $4.5 million on Mr. Borne’s life and have entered into employment agreements with each of Mr. Borne, Mr. Browne and Mr. Graham, and have no other employment contracts with any of its executive officers. The departure of any of the Company’s senior management may materially adversely affect its operations.

Mr. Borne has a five-year employment agreement effective January 1, 1999, providing for annual one-year renewals unless either party gives 30-day written notice of an election not to renew before the expiration of the term. The agreement provides for a base salary of $250,000 annually, with yearly increases of the greater of (i) 6%, (ii) the percentage increase, if any, of a specified consumer price index or (iii) $25,000. The agreement also provides for the issuance of stock and stock options, an annual bonus up to 100% of the base salary then in effect for the applicable year if the Company’s operating income (loss) equals or exceeds the Company’s budgeted projection for such year as approved by the Board, payment of an additional cash bonus sufficient to pay any taxes incurred as a result of the issuance of stock, stock grants or stock options, and payment of additional benefits such as an automobile allowance, education benefits, participation in Company benefit plans and life insurance benefits. The Board is permitted to defer the annual salary increase for up to three months.

If Mr. Borne’s employment is terminated due to death, disability, without cause, upon Company default of the agreement, following a change of control of the Company, upon termination by the Company relating to automatic extensions of the agreement, or upon termination by Mr. Borne for failing to be elected to the Board, he will be entitled to receive the greater of the base salary he would have received had his employment continued for the remaining term of the agreement or an amount equal to one month’s base salary for each $10,000 of total compensation he received in either (i) the highest of the last five years of the agreement or (ii) an amount equal to 150% of the total base salary for the previous fiscal year, whichever is greater. Compensation includes all salary, bonuses, stock, benefits, and personal perquisites, whether in cash or property. In addition, he will be entitled to receive all of the benefits and person perquisites provided under the agreement, including but not limited to, automobile expenses, health and life insurance premiums and benefits, stock grants, and stock options during the period of time which is the greater of the remaining term of the agreement, or the number of months calculated by dividing $10,000 into his total compensation.

Messrs. Graham and Browne each have employment agreements with the Company of indefinite duration, providing for an annual base salary ($180,000 for Mr. Graham, $165,000 for Mr. Browne) with minimum yearly increases, annual stock options and an annual bonus ($90,000 for Mr. Graham and $83,500 for Mr. Browne) if the Company’s operating income (loss) equals or exceeds the Company’s budgeted projection for such year as approved by the Board, and potentially higher amounts upon the attainment of certain performance criteria. The agreements also provide for additional benefits such as participation in employee health plans. If Mr. Graham is terminated without cause or following a change of control of the Company, he is entitled to severance compensation in an amount equal to eighteen months of his base salary. If Mr. Browne is terminated without cause he is entitled to severance compensation in an amount equal to six month’s base salary, or in the case of a termination following a change of control of the Company, twelve month’s base salary.

The Company depends on information systems.

The Company’s business is reliant on information systems and any disruption could impact its operations or profitability. These systems include software developed in-house, systems provided by external contractors, and other service providers. The Company has plans to make substantial upgrades to its in-house developed software within the next 12 months. These upgrades could disrupt the Company’s operations.

The Company does not have a formal disaster recovery plan in place, but it has not encountered any material system failures since its central processing center was implemented in 2001. The Company performs daily in house back up of its system and full system back ups weekly, all of which are kept off site, and it have in-house capabilities to use alternate components if a critical component should fail. A major catastrophic event at its Baton Rouge site would cause a disruption to processing, which could be material, although it maintains generator capacity in the event of a power outage. The Company also have a back up site in Florida which it could use for its critical billing and payroll applications. The Company do not have business interruption insurance.

The Company is defending class action lawsuits that may require it to pay substantial damage awards.

On August 23 and October 4, 2001, two class action lawsuits were filed, on behalf of all purchasers of the Company’s common stock between November 15, 2000 and June 13, 2001, against the Company and three of its executive officers. These suits, which were filed in the United States District Court for the Middle District of Louisiana, have now been consolidated and seek damages based on the decline in our stock price following an announced restatement of earnings for the fourth quarter of 2000 and first quarter of 2001. The suits allege that the Company knew or was reckless in not knowing the facts giving rise to the restatement. The Company is vigorously defending these lawsuits, which have been certified as class actions, although it is appealing this determination. The Company has insurance coverage for an amount in excess of $100,000 up to $4,000,000. The Company believes our insurance coverage is sufficient in respect to any amounts which may be awarded and, therefore, have not recorded any liabilities in its financial statements. However, we cannot assure you that the final resolution will fall within our insurance coverage amounts.

The Company’s stock has low trading volume and a number of factors beyond its control may adversely affect the stock price.

The average daily trading volume for our common stock historically has been low, with an average daily trading volume for the twelve months ended March 31, 2004 of approximately 62,000 shares. As a result, the Company’s common stock may not be highly liquid. Moreover, the price and trading levels of our common stock may be affected negatively by a number of factors outside of the Company’s control, including:

•	sales of stock by significant stockholders;

•	announcements of changes in Medicare or other third party reimbursements;

•	announcements of other legislative changes in the healthcare industry;

•	quarterly fluctuations in its revenues or other financial results;

•	announcements by its competitors; and

•	investor perceptions about the Company and its business and financial results.

The Company’s subsidiary, Alliance Home Health, Inc., filed a Chapter 7 bankruptcy petition, and there is a risk that it will be held responsible for some or all of its $4.2 million of liability.

Alliance, a wholly-owned subsidiary of the Company (which it acquired in 1998 and ceased operations in 1999), filed for Chapter 7 Federal bankruptcy protection with the United States Bankruptcy Court in the Northern District of Oklahoma on September 29, 2000. A trustee was appointed for Alliance in 2001. Until the contingencies associated with the liabilities are resolved, the consolidated financial statements will continue to consolidate Alliance, which has net liabilities of $4.2 million. It is possible that the Company will be held responsible for some of these liabilities.

The Company’s Board of Directors may utilize anti-takeover provisions or issue stock to discourage control contests.

The Company’s Certificate of Incorporation authorizes us to issue up to 30,000,000 shares of common stock and 5,000,000 shares of undesignated Preferred Stock. The Company’s Board of Directors may cause it to issue additional stock to discourage an attempt to obtain control over the Company. For example, shares of stock could be sold to purchasers who might support the Board of Directors in a control contest or could be sold to dilute the voting or other rights of a person seeking to obtain control. In addition, the Board of Directors could cause the Company to issue Preferred Stock entitling holders to:

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

The Company has implemented other anti-takeover provisions or provisions that could have an anti-takeover effect, including (1) advance notice requirements for director nominations and stockholder proposals and (2) a stockholder rights plan, colloquially known as a “poison pill.” These provisions, and others that the Board of Directors may adopt hereafter, may discourage offers to acquire the Company and may permit our Board of Directors to choose not to entertain offers to purchase the Company, even if such offers include a substantial premium to the market price of its stock. Therefore, the Company’s stockholders may be deprived of opportunities to profit from a sale of control.

Arthur Andersen LLP may not be able to satisfy any claims arising from their provision of auditing services to us, including claims that you may have under applicable securities laws.

Arthur Andersen LLP audited the Company’s financial statements for the five years ended December 31, 2001. On June 15, 2002, Arthur Andersen was convicted of obstruction of justice by a federal jury in Houston, Texas in connection with Arthur Andersen’s work for Enron Corp. On September 15, 2002, a federal judge upheld this conviction. Arthur Andersen ceased its audit practice before the SEC on August 31, 2002. Because of the circumstances currently affecting Arthur Andersen LLP, as a practical matter it may not be able to satisfy any claims arising from the provision of auditing services to the Company, including claims that you may have under applicable securities laws.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.		Identification of Exhibit

2.1(6)	-	Asset purchase agreement by and between Amedisys, Inc. and Professional Home Health, Brookwood Home Care Services, Memorial Home Care, Spalding Regional Home Health, Tenet Home Care of Palm Beach, Tenet Home Care of Broward County, St. Mary’s Hospital Home Health, Tenet Home Care of Miami-Dade, First Community Home Care, Cypress-Fairbanks Home Health, St. Francis Home Health and Hospice, and Brookwood Health Services, Inc.

2.2(6)	-	Amendment to asset purchase agreement by and between Amedisys, Inc. and Professional Home Health, Brookwood Home Care Services, Memorial Home Care, Spalding Regional Home Health, Tenet Home Care of Palm Beach, Tenet Home Care of Broward County, St. Mary’s Hospital Home Health, Tenet Home Care of Miami-Dade, First Community Horn Care, Cypress-Fairbanks Home Health, St. Francis Home Health and Hospice, and Brookwood Health Services, Inc.

2.3(6)	-	Second amendment to asset purchase agreement by and between Amedisys, Inc. and Professional Home Health, Brookwood Home Care Services, Memorial Home Care, Spalding Regional Home Health, Tenet Home Care of Palm Beach, Tenet Home Care of Broward County, St. Mary’s Hospital Home Health, Tenet Home Care of Miami-Dade, First Community Home Care, Cypress-Fairbanks Home Health, St. Francis Home Health and Hospice, and Brookwood Health Services, Inc.

2.4(6)	-	Third amendment to asset purchase agreement by and between Amedisys, Inc. and Professional Home Health, Brookwood Home Care Services, Memorial Home Care, Spalding Regional Home Health, Tenet Home Care of Palm Beach, Tenet Home Care of Broward County, St. Mary’s Hospital Home Health, Tenet Home Care of Miami-Dade, First Community Home Care, Cypress-Fairbanks Home Health, St. Francis Home Health and Hospice, and Brookwood Health Services. Inc.

3.1(4)	-	Certificate of Incorporation

3.2(3)	-	Bylaws

4.1(7)	-	Financing agreement with GE Healthcare Financial Services

4.2(1)	-	Common Stock Specimen

4.7(2)	-	Shareholder Rights Agreement

10.1(5)	-	Settlement Agreement between the Office of Inspector General of the Department of Health and Human Services and Amedisys Specialized Medical Services and Amedisys, Inc.

10.2(5)	-	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Amedisys, Inc. and Amedisys Specialized Medical Services, Inc.

21.1(1)	-	List of Subsidiaries

31.1(7)	-	Certification of William F. Borne, Chief Executive Officer

31.2(7)	-	Certification of Gregory H. Browne, Chief Financial Officer

32.1(7)	-	Certification of William F. Borne, Chief Executive Officer

32.2(7)	-	Certification of Gregory H. Browne, Chief Financial Officer

(1)	Previously filed as an exhibit to the Registration Statement on Form S-3 dated March 11, 1998.

(2)	Previously filed as an exhibit to the Current Report on Form 8-K dated June 16, 2000 and the Registration Statement on Form 8-A dated June 16, 2000.

(3)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2001.

(4)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2002.

(5)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2003.

(6)	Previously filed as an exhibit to the Current Report on Form 8-K dated March 16, 2004.

(7)	Filed herewith.

(b) Reports on Form 8-K

On February 10, 2004 the Company filed a Current Report on Form 8-K/A with the SEC to report the acquisition of assets of Standard Home Health Care, Inc and Cypress Health Services, LLC effective August 1, 2003.

On March 10, 2004 the Company filed a Current Report on Form 8-K with the SEC attaching a press release announcing operating results for the quarter and year ended December 31, 2004 and announcing a conference call to be hosted.

On March 11, 2004 the Company filed a Current Report on Form 8-K with the SEC attaching transcript of the teleconference call held on March 9, 2004 to discuss the quarter and year ended December 31, 2003 earnings.

On March 16, 2004 the Company filed a Current Report on Form 8-K with the SEC to report the acquisition the assets of eleven homecare and two hospice locations from Tenet Healthcare Corporation.

On March 31, 2004 the Company filed a Current Report on Form 8-K with the SEC to furnish the text of slides that the Company’s management began using in presentations at investor conferences.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMEDISYS, INC.

By:	/s/ Gregory H. Browne

Gregory H. Browne Chief Financial Officer
DATE: May 13, 2004