Form 10-Q
period 2004-06-30
AMEDISYS INC
filed 2004-08-09
CIK 896262

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

Number of shares of common stock, par value $.001, outstanding as of August 4, 2004: 12,371,955 shares

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

Item 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2004 and December 31, 2003

(Amounts in thousands, except share data)

	(Unaudited)
	June 30, 2004	December 31, 2003
ASSETS:

CURRENT ASSETS:

Cash and cash equivalents	$22,279	$29,779
Patient accounts receivable, net of allowance for doubtful accounts of $3,624 at June 30, 2004 and $3,008 at December 31, 2003	19,841	15,185
Prepaid expenses	2,268	1,103
Deferred income taxes	—	1,650
Inventory and other current assets	1,123	1,879

Total current assets	45,511	49,596
Property and equipment, net	8,121	7,219
Goodwill and other assets, net	57,383	35,658

Total assets	$111,015	$92,473

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:

Accounts payable	$3,255	$3,340
Accrued expenses:
Payroll and payroll taxes	13,536	9,163
Insurance	2,908	2,336
Income taxes	1,400	575
Legal settlements	1,367	1,248
Other	3,919	2,818
Deferred income taxes	532	—
Current portion of long-term debt	3,875	3,974
Current portion of obligations under capital leases	456	1,217
Current portion of Medicare liabilities	9,326	9,347

Total current liabilities	40,574	34,018

Long-term debt	921	2,696
Obligations under capital leases	486	391
Deferred income taxes	3,725	2,756
Other long-term liabilities	1,213	1,213

Total liabilities	46,919	41,074

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 30,000,000 shares authorized; 12,359,648 and 11,908,146 shares issued at June 30, 2004 and December 31, 2003, respectively	12	12
Additional paid-in capital	58,980	55,465
Treasury stock at cost, 4,167 shares held	(25)	(25)
Retained earnings (deficit)	5,129	(4,053)

Total stockholders’ equity	64,096	51,399

Total liabilities and stockholders’ equity	$111,015	$92,473

See accompanying notes to consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2004 and 2003

(Amounts in thousands, except per share data)

	(Unaudited)
	For the three months ended June 30		For the six months ended June 30
	2004	2003	2004	2003
Income:
Net service revenue	$56,896	$32,194	$104,235	$63,326
Cost of service revenue (excluding depreciation and amortization)	23,613	13,100	43,093	26,009

Gross margin	33,283	19,094	61,142	37,317

General and administrative expenses:
Salaries and benefits	14,794	9,881	27,351	19,742
Other	10,406	6,657	18,803	12,835

Total general and administrative expenses	25,200	16,538	46,154	32,577

Operating income	8,083	2,556	14,988	4,740
Other income (expense):
Interest income	44	24	96	41
Interest expense	(100)	(341)	(224)	(701)
Miscellaneous, net	(3)	199	(7)	209

Total other expense, net	(59)	(118)	(135)	(451)

Income before income taxes	8,024	2,438	14,853	4,289
Income tax expense	3,063	924	5,671	1,626

Net income	$4,961	$1,514	$9,182	$2,663

Basic weighted average common shares outstanding	12,281	9,477	12,144	9,402
Basic income per common share:

Net income	$0.40	$0.16	$0.76	$0.28

Diluted weighted average common shares outstanding	12,804	9,666	12,683	9,583
Diluted income per common share:

Net income	$0.39	$0.16	$0.72	$0.28

See accompanying notes to consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2004 and 2003

(Amounts in thousands)

	(Unaudited)
	Six months ended June 30
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,182	$2,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,805	1,502
Provision for bad debts	1,619	998
Deferred income taxes	3,151	1,529
Tax benefit from stock option exercises	1,050	9
Compensation expense	26	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(6,276)	3,680
(Increase) decrease in inventory and other current assets	(354)	104
(Increase) decrease in other assets	(1,029)	31
Decrease in accounts payable	(85)	(466)
Decrease in Medicare liabilities	(21)	(232)
Increase in accrued expenses	6,987	2,088

Net cash provided by operating activities	16,055	11,906

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	23	—
Purchase of property and equipment	(1,884)	(623)
Cash used in purchase acquisitions, net	(20,742)	—

Net cash used in investing activities	(22,603)	(623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	417	679
Payments on notes payable and capital leases	(3,262)	(3,472)
Decrease in Medicare liabilities, net	—	(1,375)
Expenses incurred from 2003 private placement of stock, net	(108)	—
Proceeds from issuance of stock from Employee Stock Purchase Plan	350	312
Proceeds from issuance of stock upon exercise of stock options and warrants	1,651	513

Net cash used in financing activities	(952)	(3,343)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,500)	7,940
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,779	4,861

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,279	$12,801

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) for:
Interest	$194	$636

Income taxes	$806	$(35)

Financing Activities:
Stock issued as contributions to the Company’s 401(k) Plan	$546	$335

See accompanying notes to consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization

Amedisys, Inc. (“Amedisys” or “the Company”) is a provider of home health care nursing services. At June 30, 2004, the Company operated 96 home care nursing and hospice offices and two corporate offices in the southern and southeastern United States.

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2004, the results of operations for the three and six months ended June 30, 2004 and 2003, respectively, and cash flows for the six months ended June 30, 2004 and 2003. The results of operations for the interim periods are not necessarily indicative of results of operations for the entire year. These interim consolidated financial statements should be read in conjunction with the Company’s annual financial statements and related notes in the Company’s Form 10-K for the year ended December 31, 2003.

2. Revenue Recognition

Medicare Revenue Recognition

The Company is paid by Medicare under the Medicare Prospective Payment System (“PPS”) based on episodes of care. An episode of care is defined as a length of care up to sixty days with multiple continuous episodes allowed. Medicare has established through federal legislation a base episode payment for all episodes of care ended on or after the applicable time periods detailed below:

Period	Base episode payment
Beginning October 1, 2000 through March 31, 2001	$2,115 per episode
April 1, 2001 through September 30, 2001	$2,264 per episode
October 1, 2001 through September 30, 2002	$2,274 per episode
October 1, 2002 through September 30, 2003	$2,159 per episode
October 1, 2003 through March 31, 2004	$2,231 per episode
April 1, 2004 through December 31, 2004	$2,213 per episode

The episode payment will be made to providers regardless of the cost incurred by providers to provide care. The services covered by the episode payment include all disciplines of care, in addition to medical supplies, within the scope of the Medicare home health benefit.

The base episode payment as shown above is adjusted by applicable regulations including, but not limited to, the following: a case mix adjuster consisting of 80 home health resource groups (“HHRG”), the applicable geographic wage index, low utilization (either expected or unexpected), intervening events and other factors. The episode payment is also adjusted in the event that a patient is either readmitted by the Company, or admitted to another home health agency prior to the expiration of 60 days from the original admission date – these adjustments are known as partial episode payments.

Medicare reimbursement rates are subject to change. The applicability of a reimbursement change depends upon the completion date of the episode. Therefore, any change in Medicare reimbursement, positive or negative, will impact the financial results of the Company up to sixty days in advance of the effective date of such change.

A portion of the cash reimbursement from each Medicare episode is typically received before all services are rendered. The estimated episodic payment is billed at the commencement of the episode. Medicare reimburses 60% percent of the estimated reimbursement at the initial billing for the initial episode of care per patient and the remaining reimbursement is received upon completion of the episode. Medicare reimburses 50% percent at initial billing for any subsequent episodes of care immediately following the first episode of care for a patient. The remaining 50% reimbursement is received upon completion of the episode.

While the estimated episodic payment is billed at the commencement of the episode, revenue is recorded as services are provided to a patient on a per visit basis. Amounts billed and/or received in advance of actual services performed are recorded as deferred revenue. The amount of deferred revenue at June 30, 2004 and December 31, 2003 was $11,988,000 and $8,684,000, respectively. These deferred revenue amounts have been recorded as a reduction to accounts receivable in the accompanying consolidated balance sheets since only a nominal amount of deferred revenue represents cash collected in advance of providing services. For episodes of care that are completed, all of the revenue expected to be received for that episode is recognized. The amount of revenue recognized for episodes of care which are incomplete at a period end is based on an estimate of the portion of the episode which applies to the period, and is calculated based upon total visits performed to date as a percentage of total expected visits for a particular episode. Management believes that this is a reasonable estimate for revenue with respect to services provided for incomplete episodes, and for which reimbursement will be ultimately received. Because of the potential for changes in base episode payments referred to above and the complexity of the regulations noted above, the estimated amounts originally recorded as net patient revenue and accounts receivable at the end of a particular period may be subject to revision as additional information becomes known.

During 2003, Centers for Medicare & Medicaid Services (“CMS”) informed providers that it intended to make certain recoveries of amounts overpaid to providers for the periods dating from the implementation of PPS on October 1, 2000 through particular dates in 2003 and 2004. The first of these amounts related to partial episode payments (“PEPs”), whereby a patient was readmitted to a home health care agency prior to the passing of 60 days from a previous admission date at another home health agency. In such instances, reimbursement for the first agency is reduced. CMS advised the industry that CMS had recently implemented changes to its computer system to adjust at the time of claim submission on an ongoing basis, and that recovery for prior overpayments would commence in the summer of 2003 and extend over a two-year period. The Company reserved, based on information supplied by CMS, approximately $900,000 in fiscal 2003 for all claims dating from October 1, 2000. Secondly, CMS advised the industry that it would seek recovery of overpayments that were made for patients who had, within 14 days of such admission, been discharged from inpatient facilities, including hospitals, rehabilitation and skilled nursing units, and that these recoveries would commence in June, 2004. The Company conducted an analysis of a representative sample of claims where these events had occurred, and estimated that, for all periods dating from October 1, 2000 through December 31, 2003, a reserve in the amount of approximately $1.5 million was appropriate. These reserves for Medicare liabilities are recorded as current liabilities in the accompanying Consolidated Balance Sheets. Medicare has recouped $20,000 of these estimated amounts due to Medicare during the six months ended June 30, 2004.

Prior to the implementation of PPS on October 1, 2000, reimbursement for home health care services to patients covered by the Medicare program was based on reimbursement of allowable costs subject to certain limits. Final reimbursement was determined after submission of annual cost reports and audits thereof by the fiscal intermediaries. Retroactive adjustments have been accrued on an estimated basis in the period the related services were rendered and will be adjusted in future periods, as final settlements are determined. Estimated settlements for cost report years ended 1997 and subsequent years, which are still subject to audit by the intermediary and the Department of Health and Human Services, are recorded as a current liability in the accompanying Consolidated Balance Sheets. Under the new PPS rules, annual cost reports are still required as a condition of participation in the Medicare program. However, there are no final settlements or retroactive adjustments based on the annual cost reports.

Non-Medicare Revenue Recognition

The Company has agreements with third party payors that provide for payments to the Company at amounts different from established rates. Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the Company’s established rates or estimated reimbursement rates, as applicable. Allowances and contractual adjustments are recorded for the difference between the established rates and the amounts estimated to be payable by third parties and are deducted from gross revenue to determine net service revenue. Net service revenue is the estimated net amounts realizable from patients, third party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements. Reimbursement from all sources except Medicare is typically billed and revenue is recorded as services are rendered and is based upon discounts from established rates.

3. Earnings Per Share

Earnings per common share are based on the weighted average number of shares outstanding during the period. The following table sets forth the computation of basic and diluted net income per common share for the three and six-month periods ended June 30, 2004 and 2003 (amounts in thousands, except per share amounts):

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Basic Net Income per Share:
Net Income	$4,961	$1,514	$9,182	$2,663
Weighted Average Number of Shares Outstanding	12,281	9,477	12,144	9,402
Net Income per Common Share – Basic	$0.40	$0.16	$0.76	$0.28

Diluted Net Income per Share:
Net Income	$4,961	$1,514	$9,182	$2,663
Weighted Average Number of Shares Outstanding	12,281	9,477	12,144	9,402

Effect of Dilutive Securities:
Stock Options	417	184	407	168
Warrants	106	5	132	13

Weighted Average Number of Shares Outstanding – Diluted	12,804	9,666	12,683	9,583
Net Income per Common Share – Diluted	$0.39	$0.16	$0.72	$0.28

For the six months ended June 30, 2004, there were no additional potentially dilutive securities that were anti-dilutive at the end of the period, as compared to 553,000 potentially dilutive securities for the same period in 2003.

4. Medicare Reimbursement Changes

The Company derived 92% of its net service revenue from the Medicare program for the three months ended June 30, 2004 and 2003 and 92% and 91% of its net service revenue from the Medicare program for the six months ended June 30, 2004 and 2003, respectively.

From October 1, 1998 to October 1, 2000, prior to the implementation of PPS, Medicare-reimbursed home health agencies’ cost limits were determined as the lesser of (i) their actual costs, (ii) per visit cost limits based on 105% of national median costs of freestanding home health agencies, or (iii) a per beneficiary limit determined for each specific agency based on whether the agency was an “old” or “new” provider as defined.

In December 2000, Congress passed the Benefits Improvement and Protection Act (“BIPA”), which provided additional funding to healthcare providers. BIPA provided for the following: (i) a one-year delay in applying the budgeted 15% reduction on payment limits, subsequently extended to September 30, 2002, (ii) the restoration of a full home health market basket update for episodes of care ending on or after April 1, 2001, and before October 1, 2001, resulting in an increase to revenue of 2.2%, (iii) a 10% increase, beginning April 1, 2001 and extending for a period of 24 months, for home health services provided in a rural area, and (iv) a one-time advance equal to two months of periodic interim payments (“PIP”).

The scheduled reduction on payment limits was implemented effective October 1, 2002 for all episodes of care ended on or after October 1, 2002 and reflected an actual decrease of 7%, offset by an inflationary update of 2.1%, resulting in a net decrease to reimbursement of approximately 5.05%.

In addition to the reduction effective October 1, 2002, the provision in BIPA whereby home health providers received a 10% increase in reimbursement that began April 2001 for serving patients in rural areas expired March 31, 2003.

The recent passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 has resulted in two changes in Medicare reimbursement. First, for episodes ended on or after April 1, 2004 through December 31, 2006, the market basket increase has been reduced by 0.8%. Second, a 5.0% payment increase for services furnished in a rural setting is provided for episodes ending on or after April 1, 2004 and before April 1, 2005. Patients in rural areas account for approximately 27% of the Company’s patient population.

5. Acquisitions

Each of the following acquisitions was completed pursuant to the Company’s strategy of achieving market dominance in the southern and southeastern United States through expansion of its service base and the enhancement of its position in certain geographic areas as a leading provider of home health nursing services. The purchase price of each acquisition was determined based on the Company’s analysis of comparable acquisitions and the acquisition target’s expected cash flows. Each purchase agreements with the seller is typically executed with separate non-compete agreements of at least two years in duration. Goodwill generated from the acquisitions was recognized given the expected contributions of each acquisition to the overall corporate strategy and is expected to be fully tax deductible. Each of the acquisitions completed was accounted for as a purchase and are included in the Company’s financial statements from the respective acquisition dates.

2004 Acquisitions

1. On January 5, 2004, the Company entered into an agreement to purchase certain assets and certain liabilities of 11 home health agencies and two hospice agencies (the “Acquired Entities”) that operated as departments of individual hospitals (the “Sellers”) owned by Tenet Healthcare Corporation. Subsequent to January 5, 2004, the Company and the Sellers agreed to exclude one of the home health agencies from the Acquired Entities. The Acquired Entities are Professional Home Health, Brookwood Home Care Services, Memorial Home Care, Spalding Regional Home Health, Tenet Home Care of Palm Beach, Tenet Home Care of Broward County, Tenet Home Care of Miami-Dade, First Community Home Care, Cypress-Fairbanks Home Health, St. Francis Home Health and Hospice, and Brookwood Health Services, Inc. The Company had no material relationship with the Sellers or any of their affiliates prior to this transaction. See also the Company’s Form 8-K/A filed by the Company on July 15, 2004, in connection with this transaction.

The transaction closed in three stages. Control over the first four agencies was transferred effective March 1, 2004. The second group was transferred effective April 1, 2004, with the final transfer effective May 1, 2004. The purchase price of approximately $19.1 million was comprised of $14.2 million in cash at initial closing, with the balance paid in two equal installments on April 1, 2004 and May 1, 2004.

Tangible assets acquired and liabilities assumed are immaterial to the purchase price. The Company has allocated approximately $19.1 million of the purchase price on a preliminary basis to goodwill and other intangibles. The allocation is preliminary pending an analysis of the value of the intangible assets acquired.

Supplemental pro forma information as required by Paragraph 58 of SFAS 141, Business Combinations, for the Acquired Entities would not have a material impact on the results of operations for the three and six months ended June 30, 2004 or on the Balance Sheet as of June 30, 2004. See also the supplemental pro forma information as reported in the Company’s Form 8-K/A filed on July 15, 2004.

2. Effective April 1, 2004, the Company, through its wholly-owned subsidiary Amedisys Oklahoma, L.L.C., acquired certain assets and liabilities of Hillcrest Medical Center associated with its home health care operations in Tulsa, Oklahoma, for which the Company paid $375,000 cash at closing with a deferred payment of $75,000 paid on June 30, 2004. In connection with this acquisition, the Company recorded substantially all of the purchase price as goodwill and other intangibles in the second quarter of 2004.

Supplemental pro forma information as required by Paragraph 58 of FAS 141, Business Combinations, for this acquisition would not have a material impact on the results of operations for the three and six months ended June 30, 2004 or on the Balance Sheet as of June 30, 2004.

3. Effective June 1, 2004, the Company, through its wholly-owned subsidiary Amedisys Mississippi, L.L.C., acquired a single home health agency in Vicksburg, Mississippi, from River Region Health System for $1.65 million. In connection with the acquisition, the Company preliminarily allocated substantially all of the purchase price as goodwill and other intangibles in the second quarter of 2004 pending a final analysis.

Supplemental pro forma information as required by Paragraph 58 of FAS 141, Business Combinations, for this acquisition would not have a material impact on the results of operations for the three and six months ended June 30, 2004 or on the Balance Sheet as of June 30, 2004.

2003 Acquisitions

1. Effective July 1, 2003, the Company, through its wholly-owned subsidiary Amedisys Arkansas, L.L.C., acquired certain assets and liabilities of Van Buren H.M.A., Inc. associated with its home health care operations in Van Buren, Arkansas. In connection with this acquisition, the Company recorded $391,000 of goodwill and other intangibles in the third quarter of 2003.

2. Effective August 1, 2003, the Company, through its wholly-owned subsidiary Amedisys LA Acquisitions, LLC., acquired substantially all of the assets and certain liabilities of Standard Home Health Care Inc. and Cypress Health Services, LLC, collectively Metro Preferred Home Care (“Metro”). In consideration for the acquired assets and liabilities, the Company paid $6,000,000 cash at closing and executed a three-year promissory note in the amount of $1,000,000, which was subject to the achievement of certain minimum earnings of the acquired operations, and issued 163,000 shares of Amedisys, Inc. common stock, for a total purchase price of approximately $8,000,000. The promissory note, bearing a maximum interest rate of 5% per annum, is payable in arrears in equal quarterly installments, plus accrued interest, beginning December 2003. In February 2004 the note was amended to remove the minimum earning requirements. In connection with this acquisition, the Company recorded $8,212,000 of goodwill and other intangibles in the third and fourth quarters of 2003. The allocation is preliminary pending an analysis of the intangible value of the acquired assets.

3. Effective November 1, 2003, the Company, through its wholly-owned subsidiary Amedisys Texas, Ltd., acquired certain assets and liabilities of St. Luke’s Episcopal Hospital associated with its home health services program for which the Company paid $500,000 cash at closing and executed a promissory note for $1,000,000 bearing interest at the Prime Rate plus two percent and payable over a three-year term in equal monthly installments beginning December 1, 2003. In connection with this acquisition, the Company recorded $1,249,000 of goodwill and other intangibles in the fourth quarter of 2003.

6. Long-Term Debt

Long-term debt consists primarily of notes payable to banks and other financial institutions and notes payable to sellers in purchase acquisitions that are due in monthly or quarterly installments through 2006. Long-term debt includes the following as of June 30, 2004 and December 31, 2003 (amounts in thousands):

	June 30, 2004	December 31, 2003
Long-term debt payable to Provident Bank—interest, at a variable rate of 7.5%, at June 30, 2004 and December 31, 2003 (1)	$2,410	$3,551
Other Long-term debt—interest ranging from 2.93-8.00%	2,386	3,119

Long-term debt	4,796	6,670
Less current portion	(3,875)	(3,974)

Long-term debt, net of current portion	$921	$2,696

(1)	The Company’s note payable to Provident Bank was originally issued by NCFE Capital. NCFE Capital subsequently assigned the note payable, including its security interest therein, to Provident Bank.

Approximately $4,344,000 and $5,312,000 at June 30, 2004 and December 31, 2003, respectively, are secured by furniture, fixtures, computer equipment, and other assets. Maturities of debt as of June 30, 2004 are as follows (amounts in thousands):

12 months ended	Amount
June 30, 2005	$3,875
June 30, 2006	685
June 30, 2007	236

$4,796

Effective April 29, 2004, the Company entered into a financing arrangement with GE Healthcare Financial Services for a working capital facility (the “GE facility”) of up to $25 million. The Company’s obligations under the GE facility are collateralized by its existing and after-acquired personal and real property. Currently, the Company has no borrowing availability under the GE facility, as the Company’s borrowing capabilities are restricted until amounts due to Provident Bank are satisfied and related security interests are released.

The GE facility matures in April 2008 and bears interest with respect to revolving credit advances at the “index rate” plus 1.75%. The index rate is determined by the higher of (i) the rate publicly quoted from time to time by The Wall Street Journal as the base rate on corporate loans posted by at least 75% of the nations 30 largest banks or (ii) the Federal Funds Rate plus 50 basis points per annum. At the election of the Company, revolving credit advances may bear interest at LIBOR plus 3.75%. With respect to swing line loans, the index rate as defined above plus 1.75% is applicable. The GE facility contains financial covenants that require (i) a maximum capital expenditures, (ii) a minimum fixed charge coverage ratio, (iii) a minimum EBITDA (earnings before interest, taxes, depreciation and amortization), (iv) a maximum leverage ratio and (v) a maximum days sales outstanding. Compliance with the financial covenants is measured quarterly. All of the financial covenants are predetermined and adjust over the term of the GE facility. All of the financial covenants are measured with results for the most recent 12-month period, except for the maximum days sales outstanding covenant, which is the most recent 90 days. As of June 30, 2004, the Company was in compliance with all of the financial covenants of the GE facility.

7. Amounts Due To Medicare

As of June 30, 2004 and December 31, 2003, the Company has estimated an aggregate payable to Medicare of $9.3 million, all of which is reflected as a current liability in the accompanying Consolidated Balance Sheets. The $9.3 million liability is comprised of two components: Cost report adjustments reserve ($6.8 million) and PPS payment adjustments reserve ($2.5 million). These adjustments are described below.

Cost Report Adjustments Reserve

Prior to the implementation of PPS on October 1, 2000, the Company recorded Medicare revenue at the lower of (i) actual costs, (ii) the per visit cost limit, or (iii) a per beneficiary cost limit on an individual provider basis. Ultimate reimbursement under the program was determined upon review of annual cost reports.

The recorded $6.8 million payable includes a $3.7 million reserve for open cost reports through October 2000 (also see Note 2, “Medicare Revenue Recognition”). At the time when these audits are completed and final assessments are issued, the Company may apply to Medicare for repayment over a 36-month period, although there is no assurance that such applications will be agreed to by Medicare. These amounts relate to the Medicare payment system in effect until October 2000, under which Medicare provided periodic interim payments to the Company, subject to audit of cost reports submitted by the Company and repayment of any overpayments by Medicare to the Company. CMS, the fiscal intermediary acting on behalf of Medicare, has not yet issued finalized audits with respect to 1999 and 2000, and is entitled to reopen settled cost reports for up to three years after issuing final assessments.

The payable to Medicare also includes a $3.1 million reserve related to amounts owed to Medicare as overpayments for a subsidiary of the Company that is currently in bankruptcy proceedings under Chapter 7 of the U. S. Bankruptcy Code. It is uncertain at this time whether the Company will have any responsibility for that amount if the debt of the subsidiary is discharged in bankruptcy.

The following table summarizes the cost report activity included in the above $6.8 million due to Medicare (amounts in thousands):

Cost report reserves
Balance at December 31, 2000	$(13,309)
Cash payments made	4,319
To change estimated amounts owed to Medicare for the fiscal year 2000 cost reports	1,034
Advances received as a result of BIPA	(7,396)
Reversal of additional amounts recorded for 1999 cost reports	1,180

Balance at December 31, 2001	$(14,172)
Cash payments made	4,389
Settlements received	(2,063)
Reserve for re-opened 1997 cost reports	(1,001)

Balance at December 31, 2002	$(12,847)
Cash payments made	8,507
To change estimated amounts owed to Medicare	(402)
Settlements received	(2,101)

Balance at December 31, 2003	$(6,843)
Adjustments to previous settlements	2

Balance at June 30, 2004	$(6,841)

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

During the third and fourth quarters of 2002, the Company received cash settlements of $2.1 million from Medicare related tentative settlements of the fiscal 2000 cost reports. This receivable was netted against the amounts due to Medicare on the balance sheet in the current-portion of Medicare liabilities; therefore, receipts of these settlements had no income statement impact.

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

During the third and fourth quarters of 2003, the Company received cash settlements of $2.1 million from Medicare related to the settlements of the fiscal 1999 cost reports. This receivable was netted against the amounts due to Medicare on the balance sheet in the current-portion of Medicare liabilities; therefore, receipts of these settlements had no statement of operations impact.

During the second quarter of 2003, the Company recognized $402,000 as a decrease to revenue to offset settlements received in excess of amounts previously recorded.

PPS Payment Adjustments Reserve

The remaining balance of $2.5 million is related to notice from CMS that it intended to make certain recoveries of amounts overpaid to providers for the periods dating from the implementation of PPS on October 1, 2000 through particular dates in 2003 and 2004. The first of these amounts related to partial episode payments (“PEPs”) whereby a patient was readmitted to home health care prior to the expiration of 60 days from the previous admission date at another home health agency. In such instances, reimbursement for the first agency is reduced. CMS advised the industry that CMS had recently implemented changes to its computer system such that these instances would be adjusted at the time of claim submission on an ongoing basis, and that recovery for prior overpayments would commence in the summer of 2003 and extend over a two-year period. The Company reserved, based on information supplied by CMS, approximately $1.0 million in 2003 for all claims dating from October 1, 2000. Secondly, CMS advised the industry that it would seek recovery of overpayments that were made for patients who had, within 14 days of such admission, been discharged from inpatient facilities, including hospitals, rehabilitation and skilled nursing units, and that these recoveries would commence in April 2004. The Company conducted an analysis of a representative sample of claims where these events had occurred, and estimated that, for periods dating from October 1, 2000 through December 31, 2003, a reserve in the amount of approximately $1.5 million was appropriate.

The following table summarizes the PPS activity included in the amounts due to/from Medicare (amounts in thousands):

Balance at December 31, 2002	$—
To reserve estimated amounts owed to Medicare	(2,504)

Balance at December 31, 2003	$(2,504)
Cash payments made	20

Balance at June 30, 2004	$(2,484)

8. Income Taxes

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

Total income tax expense for the three and six-month periods ended June 30, 2004 and 2003 is as follows (amounts in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Current income tax expense	$1,240	$56	$1,640	$89
Deferred income tax expense	1,823	868	4,031	1,537

Total income tax expense	$3,063	$924	$5,671	$1,626

Total tax expense on income before taxes resulted in effective tax rates that differed from the federal statutory income tax rate. A reconciliation of these rates is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Income taxes computed on federal statutory rate	35%	35%	35%	35%
State income taxes and other	2	2	2	2
Nondeductible expenses and other	1	1	1	1

Total	38%	38%	38%	38%

Net deferred tax assets consist of the following components as of June 30, 2004 and December 31, 2003 (amounts in thousands):

	June 30, 2004	December 31. 2003
Deferred tax assets:
NOL carryforward	$225	$2,805
Allowance for doubtful accounts	1,377	1,143
Self-insurance reserves	1,105	875
Losses of consolidated subsidiaries not consolidated for tax purposes, expiring beginning in 2010	144	144
Expenses not currently deductible for tax purposes	336	395
Other	834	900
Deferred tax liabilities:
Amortization of intangible assets	(3,822)	(3,083)
Property and equipment	(1,838)	(1,667)
Deferred revenue	(2,618)	(2,618)

Net deferred tax liabilities	$(4,257)	$(1,106)

9. Goodwill and Other Assets, Net

At June 30, 2004, the Company’s Consolidated Balance Sheet reflects goodwill and net other assets of $57.4 million compared to $35.7 million at December 31, 2004. A summary rollforward total Goodwill and Other Assets, net is shown below (amounts in thousands):

	Goodwill	Other Intangible Assets, net	Other Assets, net	Total Other Assets, net
Balance at January 1, 2004	$35,448	$—	$210	$35,658
Additions	19,045	2,465	582	22,092
Less amortization	—	(337)	(30)	(367)

Balance at June 30, 2004	$54,493	$2,128	$762	$57,383

A final allocation of the excess purchase price to net tangible assets acquired for the 2004 allocations is pending a valuation study and the Company expects to reflect this final allocation in the third quarter of 2004.

10. Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the six months ended June 30, 2004 (amounts in thousands, except share information):

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Total Stockholders’ Equity
Balance, December 31, 2003	11,908,146	$12	$55,465	$(25)	$(4,053)	$51,399
Issuance of stock for Employee Stock Purchase Plan	34,298	—	350	—	—	350
Issuance of stock for 401(k) match	30,773	—	546	—	—	546
Exercise of warrants	154,843	—	463	—	—	463
Exercise of stock options	230,288	—	1,188	—	—	1,188
Issuance of stock as compensation	1,300	—	26	—	—	26
Tax benefit from stock option exercises	—	—	1,050	—	—	1,050
Private placement expenses	—	—	(108)	—	—	(108)
Net income	—	—	—	—	9,182	9,182

Balance, June 30, 2004	12,359,648	$12	$58,980	$(25)	$5,129	$64,096

11. Restructuring

In response to the significant reduction in Medicare reimbursement effective October 1, 2002 (see Note 4 to the Consolidated Financial Statements) and in anticipation of the further reduction that occurred on April 1, 2003, management initiated major changes in its operations, including the termination of certain employees and abandonment and buyouts of certain leased space in December 2002. As a result of this restructuring plan, 117 employees were terminated. In 2002, the Company recorded $1,640,000 of costs associated with its restructuring plan. These costs were comprised of $1,209,000 for employee severance and $431,000 of costs associated with the abandonment and buyout of existing operating leases that were included in general and administrative expenses in the Consolidated Statements of Operations for the year ended December 31, 2002. During 2002, $262,000 of termination benefits were paid associated with the termination of 83 employees and charged against the accrued expenses. At December 31, 2003, a liability of $352,000 remained for the unpaid portion of the restructuring plan. At June 30, 2004, a liability of $195,000 remains for the unpaid portion of the restructuring plan, and will be paid through the fourth quarter of 2006. The following table summarizes the balance remaining at June 30, 2004 (amounts in thousands):

	Employee severance and other related benefits	Lease abandonment and buyouts	Total
Restructuring costs	$1,209	$431	$1,640
Cash payments and other reductions	(1,150)	(295)	(1,445)

Balance at June 30, 2004	$59	$136	$195

12. Health Insurance Portability and Accountability Act

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

Pursuant to the provisions of HIPAA, covered health care providers were required to comply with the statute’s electronic Health Care Transactions and Code Sets Requirements by October 16, 2002, or secure automatic one-year extensions to the deadline. Prior to the regulatory deadline, the Company and its subsidiaries secured the automatic one-year extension in accordance with the directives of CMS. This automatic extension expired on October 16, 2003. Both the Company’s fiscal intermediary and many of the state Medicaid agencies to which the Company submits billings have further extended this deadline. As of June 30, 2004, the Company has completed the conversion process for a majority of its operating entities, and management believes all remaining entities will be fully converted prior to the deadlines imposed by individual payors. To the extent that other state Medicaid agencies have notified the Company that they are ready to receive submissions pursuant to the new HIPAA standards, management believes the Company has converted to the new standards.

13. Guarantees

At June 30, 2004, the Company has issued guarantees aggregating $1,698,000 related to office leases of subsidiaries. Approximately $86,000 of this amount is related to guarantees on locations that have been sold which the Company has the right to recover amounts under the sale agreement from the buyer, if payments are requested. The Company has not received any requests to make payments under these guarantees. Approximately $89,000 is related to locations that have been closed and the landlords have obtained judgments against the Company for unpaid rent. The Company has reserved substantially all of these amounts in Legal settlements on the Consolidated Balance Sheets at June 30, 2004. The above amounts were $951,000, $106,000 and $89,000 respectively at December 31, 2003.

14. Stock-Based Compensation

The Company has two stock option plans, the Amedisys, Inc. 1998 Stock Option Plan and the Amedisys, Inc. Directors Stock Option Plan (collectively, “the Plans”). The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” permit the continued use of the intrinsic value-based method prescribed by APB 25, but require additional disclosures, including pro-forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by SFAS 123 had been applied. The following table illustrates the effect on net income and earnings per share if the Company had recognized compensation expense for the Plans using the fair-value recognition method in SFAS 123 (amounts in thousands, except per share amounts):

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Net income:
As reported	$4,961	$1,514	$9,182	$2,663
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of taxes	(219)	(116)	(608)	(333)

Pro forma	4,742	1,398	8,574	2,330

Basic earnings per share:
As reported	0.40	0.16	0.76	0.28
Pro forma	0.39	0.15	0.71	0.25

Diluted earnings per share:
As reported	0.39	0.16	0.72	0.28
Pro forma	0.37	0.14	0.68	0.24

Black-Scholes option pricing model assumptions:
Risk free interest rate	3.55-5.16%	4.26-5.16%	3.55-5.16%	4.26-5.16%

Expected life (years)	10	10	10	10

Volatility	45.84-110.35%	98.20-110.35%	45.84-110.35%	98.20-110.35%

Expected annual dividend yield	—	—	—	—

15. Claim Against JP Morgan Chase Manhattan Bank (“JP Morgan”)

In November 2002, the Company elected to terminate its asset financing facility (the “facility”) with NPF VI, Inc. (“NPF VI”) and advised its payors that payments should be directed to the bank accounts of the Company rather than bank accounts controlled by NPF VI under collateral arrangements for the facility. NPF VI has filed for Chapter 11 bankruptcy protection. The Company is taking legal and other action to recover Company funds from JP Morgan, as trustee, for NPF VI that have not been released to the Company. During the fourth quarter of 2002, the Company recorded a reserve for the full amount of approximately $7.1 million related to the Company’s funds held by JP Morgan. During the quarter ended June 30, 2004, the Company received an unfavorable verdict in its suit against JP Morgan. The Company is now appealing the court’s decision to the U.S. Circuit Court of Appeals. No assessment of the likelihood of a favorable outcome to the Company can be made at this time.

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

The Company’s Annual Report on Form 10-K for the year ended December 31, 2003 describes the accounting policies that management believes are most critical to our financial position and operating results and that require management’s most difficult, subjective or complex judgments and estimates. Actual results could differ materially from these judgments and estimates. The significant accounting policies include: revenue recognition; collectibility of accounts receivable; insurance and litigation reserves; goodwill and other intangible assets; and income taxes. This quarterly report should be read in conjunction with the discussion of Critical Accounting Policies contained the Amedisys Inc. Annual Report of Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

Three Months ended June 30, 2004 compared to Three Months ended June 30, 2003

Net Service Revenue.

Approximately 92% of the Company’s net service revenue for the three months ended June 30, 2004 was derived from Medicare, compared to 91% for the same period last year. The Company is paid by Medicare based on completed episodes of care. An episode of care may arise from either a new admission, or by a physician ordering additional episodes of care for an existing patient. For each episode of care, the Company receives the applicable amount for each patient’s diagnoses, location and severity of illness – see revenue recognition discussion in Note 2 to the Consolidated Financial Statements. In the case of non – Medicare patients, the Company is generally paid on a per visit basis for each patient admission.

Net service revenue increased $24,702,000, or 77%, for the three months ended June 30, 2004 as compared to the same period in 2003. This increase is due to a 78% increase in Medicare revenue of $23,038,000, and a 59% increase in revenue from non-Medicare payors of $1,664,000. Of the 78% increase in Medicare revenue, $9,677,000, or 33%, is attributable to acquisitions (See Note 5 to the Consolidated Financial Statements for a discussion of Company acquisitions). The remaining $13,361,000, or 46%, reflects internal growth resulting from a 34% increase in total Medicare patient admissions, a 7% increase in episodes per patient, and a 6% improvement in revenue per episode. The Company defines internal growth to include growth from operating locations owned by the Company for more than twelve months, any start up locations initiated by the Company, and from those acquisitions where the monthly Medicare admissions at the acquired locations does not exceed 1% of total Company admissions in the month of acquisition.

The increase in episodes per patient and the improvement in revenue per episode are a result of more intensive analysis of episodes while they are in progress rather than on a retrospective basis, and has been made possible through several technical enhancements to the information systems used by the Company, combined with a published net increase in Medicare reimbursement rates (see Note 2 to the Consolidated Financial Statements). In particular, the use of scanning technology and associated edits of admission data, has allowed the Company to standardize, and minimize inconsistencies in, assessment data. Furthermore, exception reporting on a real time basis has allowed a centralized episode review team to operate in tandem with both admission nurses and clinical review staff in each of the Company’s operating locations to achieve more consistent clinical outcomes.

Total patient admissions for the quarter ended June 30, 2004 totaled 15,386 and increased from the prior year admissions by 5,570, or 57%. Medicare patient admissions increased to 12,627, representing an increase of approximately 59% over the three months ended June 30, 2003.

The 59% increase in Medicare admissions for the most recent quarterly comparative period is comprised of internal growth in admissions of 34% with acquisitions contributing growth of 25%. Admissions from non-Medicare payors increased by 48% from 1,862 in the three months ended June 30, 2003 to 2,759 in the same period in 2004, entirely as a result of acquisitions.

Cost of Service Revenue

Cost of service revenue for the three months ended June 30, 2004 increased by $10,513,000, or 80%, as compared to the same period in 2003. This increase is attributable to a 60% increase in the total number of visits performed to 378,000 visits and by a 13% increase in the cost per visit. The number of visits increased by 60% as a result of a 61% increase in visits for non-Medicare patients for the reasons outlined above, and a 60% increase in the number of visits to Medicare patients. This increase in the number of visits to Medicare patients is due to an increase in the average number of patients served during the most recent quarter of approximately 10,500 when compared with approximately 6,500 in the comparable period of 2003. The 13% increase in the cost per visit is attributable to a higher number of staff at the acquired locations, higher cost per visits associated with hospice care (two of the acquired Tenet Healthcare Corporation locations are hospice care providers) and higher rates of pay per visit at the acquired locations for visiting staff. Typically, our acquisitions take up to 12 months to reach the labor efficiencies of existing operations.

Cost of service revenue as a percent of net service revenue increased 0.8%, in large part due to the increased cost per visit as described above.

General and Administrative Expenses (“G&A”)

General and administrative expenses increased by $8.7 million or by 52% in the quarter ended June 30, 2004 as compared to the same quarter in 2003. This increase is primarily attributable to $4.8 million of general and administrative expenses incurred by the Company’s acquisitions (see Note 5 to the Consolidated Financial Statements). Further increases included a $0.2 million increase in bad debt expense, $0.8 million related to purchased services and supplies related to the Company’s acquisitions and other operating initiatives, increased personnel costs of $0.9 million related to additional operational and corporate staff necessitated by the Company’s acquisitions, $0.3 million related to accrued bonuses, net increases in health insurance and other benefit costs of $0.6 million and increase in travel and related costs of $1.0 million particularly with respect to operational and corporate training meetings and new employee orientation.

As a percentage of net service revenue, general and administrative expenses decreased 7% to 44% in 2004 from 51% in 2003 due to higher levels of net service revenue.

Operating Income.

The Company had operating income of $8.1 million for the three months ended June 30, 2004 as compared with $2.6 million in the same period of 2003. This increase is attributable to internal growth, acquisitions and the operational efficiencies discussed above.

Other Income and Expense, net.

Net other expense decreased by $59,000 for the three months ended June 30, 2004 as compared to the same period in 2003. The decrease is primarily attributable to a $0.2 million decrease in interest expense incurred during 2004 from lower interest-bearing liabilities. In particular, during the fourth quarter of 2003 the Company repaid all amounts owed to CMS under interest bearing extended payment arrangements. These arrangements carried an average liability of $5.5 million at an interest rate of 12.625%. The decrease in interest expense was largely offset by a $0.1 million payment received during the second quarter of 2003 from a competitive bidder on an acquisition the Company did not pursue.

Income Tax Expense.

Income tax expense of $3,063,000 and $924,000 was recorded for the three months ended June 30, 2004 and 2003, respectively. An effective income tax rate of approximately 38% was recorded on income before taxes during the periods.

Six Months ended June 30, 2004 compared to Six Months ended June 30, 2003

Net Service Revenue.

Approximately 92% of the Company’s net service revenue for the six months ended June 30, 2004 and 2003 was derived from Medicare. The Company is paid by Medicare based on completed episodes of care. An episode of care may arise from either a new admission, or by a physician ordering additional episodes of care for an existing patient. For each episode of care, the Company receives the applicable amount for each patient’s diagnoses, location and severity of illness – see revenue recognition discussion in Note 2 to the Consolidated Financial Statements. In the case of non – Medicare patients, the Company is generally paid on a per visit basis for each patient admission.

Net service revenue increased $40,909,000, or 65%, for the six months ended June 30, 2004 as compared to the same period in 2003. This increase is due to a 67% increase in Medicare revenue of $38,591,000, and a 40% increase in revenue from non-Medicare payors of $2,318,000. Of the 67% increase in Medicare revenue, $15,579,000, or 27%, is attributable to acquisitions (See Note 5 to the Consolidated Financial Statements for a discussion of Company acquisitions). The remaining $23,012,000, or 40%, reflects internal growth resulting from a 28% increase in total Medicare patient admissions, a 6% increase in episodes per patient, and a 6% improvement in revenue per episode. The Company defines internal growth to include growth from operating locations owned by the Company for more than twelve months, any start up locations initiated by the Company, and from those acquisitions where the monthly Medicare admissions at the acquired locations does not exceed 1% of total Company admissions in the month of acquisition.

The increase in episodes per patient, and the improvement in revenue per episode, are a result of more intensive analysis of episodes while they are in progress rather than on a retrospective basis, and has been made possible through several technical enhancements to the information systems used by the Company, combined with an increase in Medicare reimbursement rates (see Note 2 to the Consolidated Financial Statements). In particular, the use of scanning technology and associated edits of admission data, has allowed the Company to standardize, and minimize inconsistencies in, assessment data. Furthermore, exception reporting on a real time basis has allowed a centralized episode review team to operate in tandem with both admission nurses and clinical review staff in each of the Company’s operating locations to achieve more consistent clinical outcomes.

Total patient admissions for the six months ended June 30, 2004 totaled 29,115 and increased from the prior year admissions by 8,645, or 42%. Medicare patient admissions increased to 24,143, representing an increase of approximately 47% over the six months ended June 30, 2003.

The 42% increase in Medicare admissions for the most recent quarterly comparative period is comprised primarily of internal growth of 28% with acquisitions contributing growth of 14%. Admissions from non-Medicare payors increased by 23% from 4,048 in the six months ended June 30, 2003 to 4,972 in the same period in 2004, entirely as a result of acquisitions.

Cost of Service Revenue

Cost of service revenue for the six months ended June 30, 2004 increased by $17,084,000, or 66%, as compared to the same period in 2003. This increase is attributable to a 52% increase in the total number of visits performed to 712,000 visits and by a 9% increase in the cost per visit. The number of visits increased by 52% as a result of a 61% increase in visits for non-Medicare patients for the reasons outlined above, and a 41% increase in the number of visits to Medicare patients. This increase in the number of visits to Medicare patients is due to an increase in the average number of patients served during the most recent quarter of approximately 9,600 when compared with approximately 6,300 in the comparable period of 2003. The 9% increase in the cost per visit is attributable to a higher number of staff at the acquired locations, higher cost per visits associated with hospice care (two of the acquired Tenet Healthcare Corporation locations are hospice care providers) and higher rates of pay per visit at the acquired locations for visiting staff.

Cost of service revenue as a percent of net service revenue increased 0.3%, primarily due to the increased cost per visit as described above.

General and Administrative Expenses (“G&A”)

General and administrative expenses increased by $13.6 million, or by 42% in the six months ended June 30, 2004 as compared to the same quarter in 2003. This increase is primarily attributable to $8.0 million of general and administrative expenses for the 2004 acquisitions. Further increases included $0.6 million increase in bad debt expense, $1.4 million related to purchased services and supplies related to the Company’s acquisitions and other operating initiatives, increased personnel costs of $1.0 million related to additional operational and corporate staff necessitated by the Company’s acquisitions, $0.6 million related to accrued bonuses, net increases in health insurance and other benefit costs, of $0.8 million and increase in travel and related costs of $1.4 million particularly with respect to operational and corporate training meetings and new employee orientation.

As a percentage of net service revenue, general and administrative expenses decreased 7% to 44% in 2004 from 51% in 2003 due to the higher levels of net service revenue.

Operating Income.

The Company had operating income of $15.0 million for the six months ended June 30, 2004 compared to $4.7 million in the same period of 2003. This increase is attributable to internal growth, acquisitions and the operational efficiencies discussed above.

Other Income and Expense, net.

Net other expense decreased by $316,000 to $135,000 for the six months ended June 30, 2004 compared to the same period in 2003. The decrease is primarily attributable to a $0.5 million decrease in interest expense incurred during 2004 from lower interest-bearing liabilities. In particular, during 2003 the Company repaid all amounts owed to CMS under interest bearing extended payment arrangements. These arrangements carried an average liability of $5.5 million at an interest rate of 12.625%. The decrease in interest expense was partially offset by a $0.1 million payment received during the second quarter of 2003 from a competitive bidder on an acquisition the Company did not pursue.

Income Tax Expense.

Income tax expense of $5,671,000 and $1,626,000 was recorded for the six months ended June 30, 2004 and 2003, respectively. An effective income tax rate of approximately 38% was recorded on income before taxes during the periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal source of liquidity is the collection of its account receivable, the most significant component of which are amounts due from the Medicare program.

The Company’s operating activities provided $16.1 million in cash during the six months ended June 30, 2004, whereas such activities provided $11.9 million in cash during the comparative six-month period last year. Cash provided by operating activities for the six months ended June 30, 2004, is primarily attributable to net income of $9.2 million, non-cash items such as depreciation and amortization of $1.8 million, provision for bad debts of $1.6 million, and an increase in accrued expenses of $7.0 million reflecting the additional payroll and benefits costs resulting from the 2004 acquisitions (see Note 5 to the Consolidated Financial Statements). The tax benefit derived from the exercise of stock options provided $1.1 million, and the provision for deferred income taxes added $3.2 million. These were offset by 2004 acquisition-related increases in accounts receivable, other assets and other current assets of $6.3 million, $1.0 million and $0.4 million, respectively.

Investing activities used $22.7 million for the six months ended June 30, 2004, whereas such activities used $0.6 million for the six months ended June 30, 2003. Cash used in investing activities in 2004 is primarily attributed to purchases of property and equipment of $1.9 million and cash used in various 2004 acquisitions (see Note 5 to the Consolidated Financial Statements) of $20.8 million.

Financing activities used $1.0 million for the six months ended June 30, 2004, whereas such activities used $3.3 million during the same period of 2003. Cash used by financing activities in 2004 is primarily attributed to payments on notes and capital leases of $3.3 million, offset by proceeds from the issuance of common stock of $2.0 million.

The Company has a letter of credit with Bank One for $200,000 at June 30, 2004, secured in full by cash, relating to its workers’ compensation plan for the plan year December 31, 2000 through December 31, 2001.

At June 30, 2004 the Company had working capital of $4.9 million compared to $15.6 million at December 31, 2003. The June 30, 2004 working capital includes short-term Medicare liabilities of $9.3 million, $6.2 million of which the Company does not expect to fully liquidate in cash during 2004. As discussed in Note 8, these Medicare liabilities include $3.1 million owed by a subsidiary currently in bankruptcy, and $3.1 million of anticipated cost report settlements yet to be finalized. Management does not expect the final cost report settlements to all occur in the coming year. In addition, when the cost reports are settled, the Company may be eligible to apply for a payment plan for up to three years in length. There can be no assurance that such a payment plan will be granted. The $15.6 million of working capital at December 31, 2003, reflects $21.3 million of proceeds from a November 2003 private placement of common stock. This working capital surplus has been substantially reduced to the current level by the Company’s 2004 acquisitions (see Note 5 to the Consolidated Financial Statements).

The Company has certain other contingencies and reserves, including litigation reserves, recorded as current liabilities in the accompanying Consolidated Balance Sheets (in accordance with statement of Financial Accounting Standard No. 5) that management might not be required to liquidate in cash during 2004. However, in the event that all current liabilities become due within twelve months, the Company may be required to obtain debt financing and/or sell securities on unfavorable terms. There can be no assurance that such action may not be necessary to ensure appropriate liquidity for the operations of the Company. As discussed in Note 6, the Company entered into a $25 million working capital facility with GE Healthcare Financial Services on April 29, 2004. However, the Company’s borrowing capabilities under the facility are restricted until amounts due to Provident Bank are satisfied and the related security interests released (see Note 6 to the Consolidated Financial Statements).

Contractual Obligations and Medicare Liabilities

The following table summarizes the Company’s current contractual obligations and Medicare liabilities at June 30, 2004 (amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years
Long-Term Debt (see Note 6*)	$4,796	$3,875	$921	$—
Capital Lease Obligations (see Note 7*)	942	456	386	100
Medicare Liabilities (see Note 8*)	9,326	9,326	—	—

Total Contractual Cash Obligations	$15,064	$13,657	$1,307	$100

*	The above tabular references to various notes refer to the Notes to the Consolidated Financial Statements.

At June 30, 2004, the Company was indebted under various promissory notes for $4.8 million, including amounts due for the Company’s note with Provident Bank of $2.4 million. In June 2002, the terms of the Provident Bank note were amended to extend the maturity date to June 28, 2005 and to change the interest rate to prime plus 3.25%. The security for this note consists of all credits, deposits, accounts, securities or moneys, and all other property rights belonging to or in which the Company has any interest, now or hereafter, as well as every other asset now or hereafter existing of the Company, absolute or contingent, due or to become due.

As of June 30, 2004, the Company estimates an aggregate payable to Medicare of $9.3 million, all of which is reflected as a current liability in the accompanying Consolidated Balance Sheets. The $9.3 million includes estimated amounts owed to Medicare for cost report adjustments and PPS payment adjustments (see Note 8 for further discussion).

In November 2002, the Company elected to terminate its asset financing facility with NPF VI (see Note 17 in the Notes to the Consolidated Financial Statements) and advised its payors that remittances should be directed to the bank accounts of the Company rather than bank accounts controlled by NPF VI under collateral arrangements for the facility. The decision to terminate the above facility was made in response to the failure of NPF VI, through its trustee, JP Morgan, to provide $3.3 million on October 31, 2002 as requested by the Company on October 29, 2002 in accordance with the terms of the facility. At that date, Amedisys, Inc. determined that an amount of approximately $7.1 million was being held on behalf of the Company by JP Morgan, as trustee for NPF VI, and engaged in correspondence with representatives of JP Morgan in an effort to have these funds returned to the Company. On November 18, 2002, NPF VI filed bankruptcy petitions, and accordingly, the Company elected to reserve the amount of $7.1 million in the fourth quarter of fiscal 2002. The Company is taking legal and other action to recover the funds that have not been released to the Company. The Company incurred approximately $1.5 million in legal fees related to this matter in the period ended June 30, 2004, and may incur substantial legal expenses in the future.

The Company entered into a working capital facility with GE Healthcare Financial Services on April 28, 2004. The Company has no borrowing availability under the GE facility as the Company’s borrowing capabilities under this arrangement are restricted until the Provident Bank note payable is satisfied. See Note 6 to the Consolidated Financial Statements for further information.

The Company does not expect that capital expenditures in fiscal 2004 will exceed $4.0 million, as compared with $1.8 million in 2003. The increase in capital expenditures in 2004 compared to 2003 is a result of the 2004 acquisitions (see Note 5 to the Consolidated Financial Statements).

The Company believes that available cash balances together with cash flow generated from operations are sufficient to meet its debt service and capital expenditure requirements, including targeted acquisitions, for the foreseeable future.

Recent Developments

The passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 on December 6, 2003, has resulted in two changes in Medicare reimbursement. First, for episodes ended on or after April 1, 2004 through December 31, 2006, the base episode rate (see Note 2 to the Consolidated Financial Statements) increase has been reduced by 0.8%. Secondly, a 5.0% payment increase is provided for services furnished in a rural setting for episodes ending on or after April 1, 2004 and before April 1, 2005. These two changes represent a net increase to Amedisys of approximately 0.6% to Medicare net service revenue.

Effective January 1, 2005, the Company will receive the “market basket adjustment”, currently estimated to be an increase of approximately 2.0% (net of the 0.8% reduction referred to above). The Medicare Payment Advisory Commission (“MedPAC”) has recommended to Congress that the increase be eliminated. MedPAC is an independent federal body established by the Balanced Budget Act of 1997 to advise the U.S. Congress on issues affecting the Medicare program. Our industry trade association, the National Association for Home Care and Hospice, does not believe that Congress will address reimbursement issues this year. The Company cannot predict the timing or the magnitude of such changes, if any.

The Centers for Medicare and Medicaid Services, or CMS, administers the Medicare program and works in partnership with the states to administer Medicaid. CMS is responsible for the administrative simplification standards from HIPAA and quality standards in health care facilities through its survey and certification activity. In its administrative capacity, CMS has the regulatory means to impact reimbursement. CMS is expected in either 2005 or 2006 to review the case mix adjustments index (see Note 2 to the Consolidated Financial Statements) as part of a previously scheduled process. The Company is unable to predict the timing or outcome of such a review.

The Office of Inspector General (“OIG”) of the Department of Health and Human Services (“DHHS”) has a responsibility to report both to the Secretary of DHHS and to the Congress program and management problems related to programs such as Medicare and Medicaid. The OIG’s duties are carried out through a nationwide network of audits, investigations and inspections. The OIG has recently undertaken a study with respect to Medicare reimbursement rates. No estimate can be made at this time regarding the impact, if any, of the OIG’s findings.

Section 721 of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, adds a new section 1807 “Voluntary Chronic Care Improvement Under Traditional Fee-for-Service (FFS) Medicare” to the Social Security Act (“the Act”). The Act specifies that the Secretary of Health and Human Services shall provide for the phased-in development, testing, evaluation, and implementation of chronic care improvement programs. CMS plans to test programs in approximately ten areas in which in the aggregate at least 10 percent of the Medicare FFS population resides, incorporating relevant features from private sector programs, but allowing sufficient flexibility to meet the unique needs of the Medicare population. CMS is seeking proposals from eligible organizations and one awardee will be selected per area to offer intervention group beneficiaries services. The awardee will be required to assume financial risk in the event of failure to meet agreed upon performance guarantees for clinical quality, beneficiary and provider satisfaction and savings targets. The Company has submitted a proposal to CMS to provide home health care services for this chronic care improvement pilot program. The Company believes that it has the clinical and operational expertise that can efficiently and profitably provide chronic care services. No estimate of the impact to net income or cash flow from operations can be made at this time should the Company be awarded a contract to provide such chronic care services.

The Company does not believe that inflation has had a material effect on its results of operations during the three and six-month periods ended June 30, 2004 or 2003.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company does not engage in derivative financial instruments, other financial instruments, or derivative commodity instruments for speculative or trading/non-trading purposes. The Company has no off-balance sheet obligations.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1.	The annual shareholders meeting of the Company was held on June 10, 2004, for election of six directors to serve until the next annual meeting of the shareholders of the Company. The nominated individuals were William F. Borne, CEO of Amedisys, Inc.; Ronald A. LaBorde, a private investor; Jake L. Netterville, Chairman of the Board of Directors of Postlethwaite and Netterville, a professional accounting firm; David R. Pitts, President and CEO of Pitts Management Associates, Inc.; Peter F. Ricchiuti, Assistant Dean and Director of Research of BURKENROAD REPORTS at Tulane University’s A. B. Freeman School of Business; Donald A. Washburn, a private investor. These individuals were elected with the following votes:

Director	Votes in Favor	Votes Withheld
Mr. Borne	9,159,160	1,419,778
Mr. LaBorde	10,219,781	359,157
Mr. Netterville	10,244,991	333,947
Mr. Pitts	10,219,991	358,947
Mr. Ricchiuti	10,244,991	333,947
Mr. Washburn	10,257,091	321,847

2.

(a) Proposal to amend the 1998 Stock Option Plan (the “Plan”) that would increase the number of shares available under the Plan by 700,000 shares, to a total of 2,125,000 shares, subject to future adjustment as provided by the Plan; (b) Proposal to amend the directors stock option plan (the “Directors Plan”) to increase the number of shares available by 150,000 shares to a total of 400,000 shares.

Proposal	Votes in Favor	Votes Withheld
(a) Amend the Plan	5,324,570	613,655
(b) Amend the Directors Plan	5,384,901	553,324

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.		Identification of Exhibit

2.1	(3)	Asset purchase agreement by and between Amedisys, Inc. and Professional Home Health, Brookwood Home Care Services, Memorial Home Care, Spalding Regional Home Health, Tenet Home Care of Palm Beach, Tenet Home Care of Broward County, St. Mary’s Hospital Home Health, Tenet Home Care of Miami-Dade, First Community Home Care, Cypress-Fairbanks Home Health, St. Francis Home Health and Hospice, and Brookwood Health Services, Inc.

2.2	(3)	Amendment to asset purchase agreement by and between Amedisys, Inc. and Professional Home Health, Brookwood Home Care Services, Memorial Home Care, Spalding Regional Home Health, Tenet Home Care of Palm Beach, Tenet Home Care of Broward County, St. Mary’s Hospital Home Health, Tenet Home Care of Miami-Dade, First Community Home Care, Cypress-Fairbanks Home Health, St. Francis Home Health and Hospice, and Brookwood Health Services, Inc.

2.3	(3)	Second amendment to asset purchase agreement by and between Amedisys, Inc. and Professional Home Health, Brookwood Home Care Services, Memorial Home eCare, Spalding Regional Home Health, Tenet Home Care of Palm Beach, Tenet Home Care of Broward County, St. Mary’s Hospital Home Health, Tenet Home Care of Miami-Dade, First Community Home Care, Cypress-Fairbanks Home Health, St. Francis Home Health and Hospice, and Brookwood Health Services, Inc.

2.4	(3)	Third amendment to asset purchase agreement by and between Amedisys, Inc. and Professional Home Health, Brookwood Home Care Services, Memorial Home Care, Spalding Regional Home Health, Tenet Home Care of Palm Beach, Tenet Home Care of Broward County, St. Mary’s Hospital Home Health, Tenet Home Care of Miami-Dade, First Community Home Care, Cypress-Fairbanks Home Health, St. Francis Home Health and Hospice, and Brookwood Health Services, Inc.

2.5	(4)	Fourth amendment to asset purchase agreement by and between Amedisys, Inc. and Professional Home Health, Brookwood Home Care Services, Memorial Home Care, Spalding Regional Home Health, Tenet Home Care of Palm Beach, Tenet Home Care of Miami-Dade, First Community Home Care, Cypress-Fairbanks Home Health, St. Francis Home Health and Hospice, and Brookwood Health Services, Inc.

2.6	(4)	Fifth amendment to asset purchase agreement by and between Amedisys, Inc. and Professional Home Health, Brookwood Home Care Services, Memorial Home Care, Spalding Regional Home Health, Tenet Home Care of Palm Beach, Tenet Home Care of Miami-Dade, First Community Home Care, Cypress-Fairbanks Home Health, St. Francis Home Health and Hospice, and Brookwood Health Services, Inc.

2.7	(5)	Asset Purchase Agreement between Amedisys Mississippi, L.L.C. and Vicksburg Healthcare, LLC

3.1	(1)	Certificate of Incorporation

3.2	(2)	Bylaws

4.1	(3)	Financing agreement with GE Healthcare Financial Services

31.1	(5)	Certification of William F. Borne, Chief Executive Officer

31.2	(5)	Certification of Gregory H. Browne, Chief Financial Officer

32.1	(5)	Certification of William F. Borne, Chief Executive Officer

32.2	(5)	Certification of Gregory H. Browne, Chief Financial Officer

(1)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2002.
(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2001.
(3)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(4)	Previously filed as an exhibit to the Company’s Form 8-K/A as filed on July 15, 2004.
(5)	Filed herewith.

(b) Reports on Form 8-K

On April 28, 2004, the Company filed with the SEC a Current Report on Form 8-K attaching a press release announcing a new director appointment to the Company’s Board of Directors.

On April 28, 2004, the Company filed with the SEC a Current Report on Form 8-K attaching a press release announcing that the Company will release first quarter operating results on May 4, 2004, and host a conference call at 10:00 a.m. ET that same day.

On May 6, 2004, the Company filed with the SEC a Current Report on Form 8-K attaching a press release announcing the Company’s first quarter 2004 operating results.

On May 7, 2004, the Company filed with the SEC a Current Report on Form 8-K attaching a transcript of the teleconference call held on May 4, 2004, to discuss the first quarter ended March 31, 2004 earnings.

On May 19, 2004, the Company filed with the SEC a Current Report on Form 8-K, pursuant to Regulation FD, attaching the text of slides that the Company’s management began using in presentations to investor conferences.

On June 2, 2004, the Company filed with the SEC a Current Report on Form 8-K attaching a press release announcing the Company’s purchase of a home health agency in Vicksburg, Mississippi, from River Region Health System.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMEDISYS, INC.

By: /s/ Gregory H. Browne

Gregory H. Browne

Chief Financial Officer

DATE: August 9, 2004