Form 10-Q
period 2004-09-30
AMEDISYS INC
filed 2004-11-15
CIK 896262

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

Number of shares of common stock, par value $.001, outstanding as of November 12, 2004: 15,241,394 shares

PART I. FINANCIAL INFORMATION

2

Item 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 30, 2004 and December 31, 2003

(Amounts in thousands, except share data)

	(Unaudited) September 30, 2004	December 31, 2003
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$93,181	$29,779
Patient accounts receivable, net of allowance for doubtful accounts of $3,249 at September 30, 2004 and $3,008 at December 31, 2003	18,265	15,185
Prepaid expenses	2,538	1,103
Deferred income taxes	—	1,650
Inventory and other current assets	1,238	1,879

Total current assets	115,222	49,596
Property and equipment, net	9,127	7,219
Goodwill and other assets, net	63,565	35,658

Total assets	$187,914	$92,473

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable	$3,674	$3,340
Accrued expenses:
Payroll and payroll taxes	12,650	9,163
Insurance	2,725	2,336
Income taxes	837	575
Legal settlements	1,375	1,248
Other	3,806	2,818
Deferred income taxes	1,273	—
Current portion of long-term debt	3,871	3,974
Current portion of obligations under capital leases	435	1,217
Medicare liabilities	9,358	9,347

Total current liabilities	40,004	34,018
Long-term debt, net of current portion	1,657	2,696
Obligations under capital leases	401	391
Deferred income taxes	4,036	2,756
Other long-term liabilities	826	1,213

Total liabilities	46,924	41,074

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 30,000,000 shares authorized; 15,161,149 and 11,908,146 shares issued at September 30, 2004 and December 31, 2003, respectively	15	12
Additional paid-in capital	130,685	55,465
Treasury stock at cost, 4,167 shares held	(25)	(25)
Retained earnings (deficit)	10,315	(4,053)

Total stockholders’ equity	140,990	51,399

Total liabilities and stockholders’ equity	$187,914	$92,473

See accompanying notes to Consolidated Financial Statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2004 and 2003

(Amounts in thousands, except per share data)

	(Unaudited)
	For the three months ended September 30		For the nine months ended September 30
	2004	2003	2004	2003
Income:
Net service revenue	$58,494	$37,048	$162,729	$100,374
Cost of service revenue (excluding depreciation and amortization)	25,653	15,199	68,746	41,208

Gross margin	32,841	21,849	93,983	59,166

General and administrative expenses:
Salaries and benefits	14,217	10,462	41,568	30,204
Other	10,184	7,495	28,987	20,330

Total general and administrative expenses	24,401	17,957	70,555	50,534

Operating income	8,440	3,892	23,428	8,632
Other income (expense):
Interest income	84	18	180	59
Interest expense	(142)	(296)	(366)	(997)
Miscellaneous, net	(21)	273	(28)	482

Total other expense, net	(79)	(5)	(214)	(456)

Income before income taxes	8,361	3,887	23,214	8,176
Income tax expense	3,175	1,506	8,846	3,132

Net income	$5,186	$2,381	$14,368	$5,044

Basic weighted average common shares outstanding	12,669	9,713	12,319	9,507
Basic income per common share:

Net income	$0.41	$0.25	$1.17	$0.53

Diluted weighted average common shares outstanding	13,136	10,108	12,833	9,756
Diluted income per common share:

Net income	$0.39	$0.24	$1.12	$0.52

See accompanying notes to Consolidated Financial Statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2004 and 2003

(Amounts in thousands)

	(Unaudited) Nine months ended September 30
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,368	$5,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,034	2,276
Provision for bad debts	2,528	1,581
Deferred income taxes	4,203	2,856
Tax benefit from stock option exercises	2,235	9
Compensation expense	31	102
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(5,608)	954
(Increase) decrease in inventory and other current assets	(729)	143
(Increase) in other assets	(1,222)	(289)
Increase (decrease) in accounts payable	334	(85)
Increase in accrued expenses	5,773	3,428
Increase (decrease) in Medicare liabilities	11	(1,335)
Increase (decrease) in long-term liabilities	(387)	387

Net cash provided by operating activities	24,571	15,071

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	49	214
Purchase of property and equipment	(3,570)	(959)
Cash used in purchase acquisitions, net	(25,337)	(6,304)

Net cash used in investing activities	(28,858)	(7,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	872	1,151
Payments on notes payable and capital leases	(4,406)	(5,130)
Proceeds from 2004 secondary equity offering, net of offering costs	67,615	—
Proceeds from issuance of stock from Employee Stock Purchase Plan	572	463
Proceeds from issuance of stock upon exercise of stock options and warrants	3,036	697

Net cash used in financing activities	67,689	(2,819)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	63,402	5,203
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,779	4,861

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$93,181	$10,064

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) for:
Interest	$266	$912

Income taxes	$2,382	$21

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND INVESTING ACTIVITIES
Stock issued as contributions to the Company’s 401(k) Plan	$1,074	$999

Stock issued for acquisitions	$657	$1,000

Notes payable issued for acquisitions	$1,315	$1,000

Capital leases entered into	$306	$493

See accompanying notes to Consolidated Financial Statements.

AMEDISYS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization

Amedisys, Inc. (“Amedisys” or “the Company”) is a provider of home health care nursing services. At September 30, 2004, the Company operated 100 home care nursing and two hospice offices and two corporate offices in the southern and southeastern United States.

In the opinion of management of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2004, the results of operations for the three and nine months ended September 30, 2004 and 2003, respectively, and cash flows for the nine months ended September 30, 2004 and 2003. The results of operations for the interim periods are not necessarily indicative of results of operations for the entire year. These interim Consolidated Financial Statements should be read in conjunction with the Company’s annual financial statements and related notes in the Company’s Form 10-K for the year ended December 31, 2003.

2. Revenue Recognition

The Company generates revenue from two sources; home health care services and hospices. For the three and nine-months ended September 30, 2004, home health care revenues comprised approximately 98% of total net service revenue. Described below are the Company’s revenue recognition policies related to Medicare and non-Medicare home health care services.

Medicare Revenue Recognition

The Company is paid by Medicare under the Medicare Prospective Payment System (“PPS”) based on episodes of care. An episode of care is defined as a length of care up to sixty days with multiple continuous episodes allowed. Medicare has established through federal legislation a national standardized 60-day base episode payment rate for all episodes of care ended on or after the applicable time periods detailed below:

Period	Base episode payment
Beginning October 1, 2000 through March 31, 2001	$2,115 per episode
April 1, 2001 through September 30, 2001	$2,264 per episode
January 1, 2002 through September 30, 2002	$2,274 per episode
October 1, 2002 through September 30, 2003	$2,159 per episode
October 1, 2003 through March 31, 2004	$2,231 per episode
April 1, 2004 through December 31, 2004	$2,213 per episode
January 1, 2005 through December 31, 2005	$2,264 per episode

The episode payment will be made to providers regardless of the cost incurred by providers to provide care. The services covered by the episode payment include all disciplines of care, in addition to medical supplies, within the scope of the Medicare home health benefit.

The base episode payment as shown above is adjusted by applicable regulations including, but not limited to, the following: a case mix adjuster (based on factors for clinical severity, functional status and service utilization) consisting of 80 home health resource groups (“HHRG”), the applicable geographic wage index (to give effect to geographic differences in wage levels), low utilization (either expected or unexpected), intervening events such as a significant change in the patient’s condition and other factors. The episode payment is also adjusted in the event that a patient is either readmitted by the Company, or admitted to another home health agency prior to the expiration of 60 days from the original admission date – these adjustments are known as partial episode payments. See also “Results of Operations” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for revenue related disclosures concerning admission and revenue per episode data.

Medicare reimbursement rates are subject to change. The applicability of a reimbursement change depends upon the completion date of the episode and generally applies to all episodes ending after the effective date of the change. Therefore, any change in Medicare reimbursement, positive or negative, will impact the financial results of the Company up to sixty days in advance of the effective date of such change, and the impact of a change could be material. See Note 5 to the Consolidated Financial Statements for information concerning specific reimbursement changes.

A portion of the cash reimbursement from each Medicare episode is typically received before all services are rendered. The estimated episodic payment is billed at the commencement of the episode. Medicare reimburses 60% of the estimated reimbursement at the initial billing for the initial episode of care per patient and the remaining reimbursement is received upon completion of the episode. Medicare reimburses 50% at initial billing for any subsequent episodes of care immediately following the first episode of care for a patient. The remaining 50% reimbursement is received upon completion of the episode.

While the estimated episodic payment is billed at the commencement of the episode, revenue is recorded as services are provided to a patient on a per visit basis. Amounts billed and/or received in advance of actual services performed are recorded as deferred revenue. The amount of deferred revenue at September 30, 2004 and December 31, 2003 was $15,042,000 and $8,684,000, respectively. These deferred revenue amounts have been recorded as a reduction to accounts receivable in the accompanying Consolidated Balance Sheets since only a nominal amount of deferred revenue represents cash collected in advance of providing services. For episodes of care that are completed, all of the revenue expected to be received for that episode is recognized. The amount of revenue recognized for episodes of care which are incomplete at a period end is based on an estimate of the portion of the episode which applies to the period, and is calculated based upon total visits performed to date as a percentage of total expected visits for a particular episode. Management believes that this is a reasonable estimate for revenue with respect to services provided for incomplete episodes, and for which reimbursement will be ultimately received. Because of the potential for changes in base episode payments referred to above and the complexity of the regulations noted above, the estimated amounts originally recorded as net patient revenue and accounts receivable at the end of a particular period may be subject to subsequent revision as additional information becomes known.

During 2003, the Centers for Medicare & Medicaid Services (“CMS”) informed providers that it intended to make certain recoveries of amounts overpaid to providers for the periods dating from the implementation of PPS on October 1, 2000 through particular dates in 2003 and 2004. The first of these amounts related to partial episode payments (“PEPs”), whereby a patient was subsequently readmitted to a home health care agency prior to the passing of 60 days from a previous admission date at another home health agency. In such instances, reimbursement for the first agency is reduced. CMS advised the industry that CMS had implemented changes to its computer system to make such adjustments at the time of claim submission on an ongoing basis. Recovery for prior overpayments commenced in the summer of 2003 and will extend over a two-year period. The Company reserved, based on information supplied by CMS, approximately $900,000 in fiscal 2003 for all claims dating from October 1, 2000. Secondly, CMS advised providers that it would seek recovery of overpayments that were made for patients who had, within 14 days of such admission to a home health care provider, been discharged from inpatient facilities, including hospitals, rehabilitation and skilled nursing units, and that these recoveries would commence in June 2004. The Company conducted an analysis of a representative sample of claims where these events had occurred, and estimated that, for all periods dating from October 1, 2000 through December 31, 2003, a reserve in the amount of approximately $1.5 million was appropriate. These reserves for Medicare liabilities are recorded as current liabilities in the accompanying Consolidated Balance Sheets. Medicare has recouped only $20,000 of these estimated amounts due to Medicare during the nine months ended September 30, 2004 (see also Note 8 to the Consolidated Financial Statements).

Prior to the implementation of PPS on October 1, 2000, reimbursement for home health care services to patients covered by the Medicare program was based on reimbursement of allowable costs subject to certain limits. Final reimbursement was determined after submission of annual cost reports and audits thereof by the fiscal intermediaries. Retroactive adjustments have been accrued on an estimated basis in the period the related services were rendered and will be adjusted in future periods, as final settlements are determined. Estimated settlements for cost report years ended 1997 and subsequent years, which are still subject to audit by the intermediary and the Department of Health and Human Services, are recorded as a current liability in the accompanying Consolidated Balance Sheets (see also Note 8 to the Consolidated Financial Statements). Annual cost reports are still required as a condition of participation in the Medicare program. However, there are no final settlements or retroactive adjustments based on the annual cost reports.

Non-Medicare Revenue Recognition

The Company has agreements with third party payors that provide payments for services rendered to the Company at amounts different from established rates. Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the Company’s established rates or estimated reimbursement rates, as applicable. Allowances and contractual adjustments are recorded for the difference between the established rates and the amounts estimated to be payable by third parties and are deducted from gross revenue to determine net service revenue. Net service revenue is the estimated net amounts realizable from patients, third party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements. Reimbursement from all sources (except Medicare as noted above) is typically billed and revenue is recorded as services are rendered and is based upon discounts from established rates.

3. Use of Estimates

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States. In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. A change in estimate generally arises from new events or occurs from additional information or experience. Actual results could differ from those estimates and any such differences could be material.

As part of its normal quarterly accounting and financial statement processes, the Company reviews the adequacy of its recorded reserve for workers compensation costs for incurred and incurred but not reported losses. The Company currently maintains insurance coverage against workers compensation losses through the payment of insurance premiums, subject to a deductible of $250,000 per claim. The amount of insurance premiums that the Company typically pays is based on the Company’s payroll costs, its claims and losses incurred history, and economic forces affecting the workers compensation insurance market. During the quarter ended September 30, 2004, the Company recorded adjustments to its reserves for workers compensation costs, resulting in a decrease to workers compensation expense of $426,000. The two components of the adjustments are described in the paragraphs below.

During the quarter ended September 30, 2004, the Company reached a settlement agreement with its third party administrator for policy years 1999 and 2000, resulting in a final settlement payment of $193,000. The Company had established reserves for those plan years of $436,000, and as a result of the settlement agreement, the Company recorded a $243,000 reduction to its 1999 and 2000 workers compensation costs reserves and current period expense.

Additionally, during the quarter ended September 30, 2004, the Company’s insurance carrier completed an audit of the Company’s payroll costs related to the 2003 policy year. As a result of the audited payroll costs for 2003, the Company determined that a recorded reserve for the 2003 policy year was no longer necessary and the Company reduced the recorded reserve and related expense by $183,000.

4. Earnings Per Share

Earnings per common share are based on the weighted average number of shares outstanding during the period. The following table sets forth the computation of basic and diluted net income per common share for the three and nine-month periods ended September 30, 2004 and 2003 (amounts in thousands, except per share amounts):

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Basic Net Income per Share:
Net Income	$5,186	$2,381	$14,368	$5,044
Weighted Average Number of Shares Outstanding	12,669	9,713	12,319	9,507
Net Income per Common Share – Basic	$0.41	$0.25	$1.17	$0.53
Diluted Net Income per Share:
Net Income	$5,186	$2,381	$14,368	$5,044
Weighted Average Number of Shares Outstanding	12,669	9,713	12,319	9,507
Effect of Dilutive Securities:
Stock Options	396	359	401	225
Warrants	71	36	113	24

Weighted Average Number of Shares Outstanding – Diluted	13,136	10,108	12,833	9,756
Net Income per Common Share – Diluted	$0.39	$0.24	$1.12	$0.52

For the three and nine months ended September 30, 2004, there were no additional potentially dilutive securities that were anti-dilutive at the end of the period, as compared to 131,000 and 410,451 potentially dilutive securities for the same three and nine month periods in 2003, respectively.

5. Medicare Reimbursement Changes

The Company derived 93% and 91% of its net service revenue from the Medicare program for the three months ended September 30, 2004 and 2003, respectively, and 92% and 91% of its net service revenue from the Medicare program for the nine months ended September 30, 2004 and 2003, respectively. The Company defines net service revenue as Medicare and non-Medicare revenue less discounts and allowances.

From October 1, 1998 to October 1, 2000, prior to the implementation of PPS, Medicare reimbursed home health agencies based on their actual costs incurred, subject to limits that were determined as the lesser of (i) their actual costs, (ii) per visit cost limits based on 105% of national median costs of freestanding home health agencies, or (iii) a per beneficiary limit determined for each specific agency based on whether the agency was an “old” or “new” provider as defined by Medicare.

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

The scheduled payment reduction was implemented effective October 1, 2002 for all episodes of care ended on or after October 1, 2002 and reflected an actual decrease of 7%, offset by an inflationary update of 2.1%, resulting in a net decrease to reimbursement of approximately 5.05%.

In addition to the reduction effective October 1, 2002, the provision in BIPA whereby home health providers received a 10% increase in reimbursement that began April 2001 for serving patients in rural areas expired March 31, 2003.

The recent passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 has resulted in two changes in Medicare reimbursement. First, for episodes ended on or after April 1, 2004 through December 31, 2006, the market basket increase has been reduced by 0.8%. Medicare periodically adjusts the market basket cost structure used in determining the base episode reimbursement rate to ensure that the reimbursement rate continues to adequately reflect the price changes of efficiently providing home health services. Second, a 5.0% payment increase for services furnished in a rural setting is provided for episodes ending on or after April 1, 2004 and before April 1, 2005. Patients in rural areas account for approximately 28% of the Company’s patient population.

6. Acquisitions

Each of the following acquisitions was completed pursuant to the Company’s strategy of achieving market dominance in the southern and southeastern United States through expansion of its service base and the enhancement of its position in certain geographic areas as a leading provider of home health nursing services. The purchase price of each acquisition was determined based on the Company’s analysis of comparable acquisitions and the acquisition target’s expected cash flows. Each purchase agreement with the seller is typically executed with separate non-compete agreements of at least two years in duration. Goodwill generated from the acquisitions was recognized given the expected contributions of each acquisition to the overall corporate strategy and is expected to be fully tax deductible. Each of the acquisitions completed was accounted for as a purchase and is included in the Company’s financial statements based on its respective acquisition date.

2004 Acquisitions

1. On January 5, 2004, the Company entered into an agreement to purchase certain assets and certain liabilities of 11 home health agencies and two hospice agencies (the “Acquired Entities”) that operated as departments of individual hospitals (the “Sellers”) owned by Tenet Healthcare Corporation. Subsequent to January 5, 2004, the Company and the Sellers agreed to exclude one of the home health agencies from the Acquired Entities. The Acquired Entities are Professional Home Health, Brookwood Home Care Services, Memorial Home Care, Spalding Regional Home Health, Tenet Home Care of Palm Beach, Tenet Home Care of Broward County, Tenet Home Care of Miami-Dade, First Community Home Care, Cypress-Fairbanks Home Health, St. Francis Home Health and Hospice, and Brookwood Health Services, Inc. The Company had no material relationship with the Sellers or any of their affiliates prior to this transaction. See also the Company’s Form 8-K/A filed on July 15, 2004, in connection with this transaction.

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

Supplemental pro forma information as required by Paragraph 58 of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), for the Acquired Entities would not have a material impact on the results of operations for the nine months ended September 30, 2004.

2. Effective April 1, 2004, the Company, through its wholly-owned subsidiary Amedisys Oklahoma, L.L.C., acquired certain assets and liabilities of Hillcrest Medical Center (“Hillcrest”) associated with its home health care operations in Tulsa, Oklahoma, for which the Company paid $375,000 cash at closing with a deferred payment of $75,000 made on June 30, 2004. In connection with this acquisition, the Company recorded substantially all of the purchase price as goodwill and other intangibles in the second quarter of 2004.

Supplemental pro forma information as required by Paragraph 58 of SFAS 141 for this acquisition would not have a material impact on the results of operations for the nine months ended September 30, 2004.

3. Effective June 1, 2004, the Company, through its wholly-owned subsidiary Amedisys Mississippi, L.L.C., acquired a single home health agency in Vicksburg, Mississippi, from River Region Health System (“River Region”) for $1.65 million. In connection with the acquisition, the Company preliminarily allocated substantially all of the purchase price as goodwill and other intangibles in the second quarter of 2004.

Supplemental pro forma information as required by Paragraph 58 of SFAS 141 for this acquisition would not have a material impact on the results of operations for the nine months ended September 30, 2004.

4. Effective September 1, 2004, the Company, through its wholly-owned subsidiary Amedisys Home Health, Inc. of Virginia, acquired a single home health agency with three locations in Richmond, Virginia, from Freedom Home Health (“Freedom”) for $6.57 million. In connection with the acquisition, the Company preliminarily allocated substantially all of the purchase price as goodwill and other intangibles in the third quarter of 2004,

Supplemental pro forma information as required by Paragraph 58 of SFAS 141 for this acquisition would not have a material impact on the results of operations for the three and nine months ended September 30, 2004.

5. Effective October 1, 2004, the Company, through its wholly-owned subsidiaries Amedisys Home Health, Inc. of South Carolina and Amedisys Georgia, L.L.C., acquired two home health agencies from Winyah Health Care Group for approximately $3.5 million. The agencies are located in Augusta, Georgia and Clinton, South Carolina. Given that this acquisition occurred after the quarter ended September 30, 2004, the transaction is not reflected in the financial statements as presented herein, but will be reflected in the Company’s financial statements on Form 10-K for the year ended December 31, 2004.

2003 Acquisitions

1. Effective July 1, 2003, the Company, through its wholly-owned subsidiary Amedisys Arkansas, L.L.C., acquired certain assets and liabilities of Van Buren H.M.A., Inc. associated with its home health care operations in Van Buren, Arkansas. In connection with this acquisition, the Company recorded $391,000 of goodwill and other intangibles in the third quarter of 2003.

2. Effective August 1, 2003, the Company, through its wholly-owned subsidiary Amedisys LA Acquisitions, LLC., acquired substantially all of the assets and certain liabilities of Standard Home Health Care Inc. and Cypress Health Services, LLC, collectively Metro Preferred Home Care (“Metro”). In consideration for the acquired assets and liabilities, the Company paid $6,000,000 cash at closing and executed a three-year promissory note in the amount of $1,000,000, which was subject to the achievement of certain minimum earnings of the acquired operations, and issued 163,000 shares of Amedisys, Inc. common stock, for a total purchase price of approximately $8,000,000. The promissory note, bearing a maximum interest rate of 5% per annum, is payable in arrears in equal quarterly installments, plus accrued interest, beginning December 2003. In February 2004 the note was amended to remove the minimum earning requirements. In connection with this acquisition, the Company recorded $8,212,000 of goodwill and other intangible assets in the third and fourth quarters of 2003. The allocation is preliminary pending a valuation analysis of the intangible value of the acquired assets. Management does not expect a material adjustment with respect to the allocation of goodwill and other intangible assets and related accumulated amortization to result from a final valuation analysis expected to be completed in the fourth quarter of fiscal 2004.

3. Effective November 1, 2003, the Company, through its wholly-owned subsidiary Amedisys Texas, Ltd., acquired certain assets and liabilities of St. Luke’s Episcopal Hospital associated with its home health services program for which the Company paid $500,000 cash at closing and executed a promissory note for $1,000,000 bearing interest at the Prime Rate plus 2% and payable over a three-year term in equal monthly installments beginning December 1, 2003. In connection with this acquisition, the Company recorded $1,249,000 of goodwill and other intangibles in the fourth quarter of 2003.

7. Long-Term Debt

Effective April 28, 2004, the Company entered into a financing arrangement with GE Healthcare Financial Services (“GE”) for a working capital facility (the “GE facility”) of up to $25 million. The Company’s obligations under the GE facility are collateralized by its existing and after-acquired personal and real property. Currently, the Company has no borrowing availability under the GE facility, as the Company’s borrowing capabilities are restricted until amounts due to Provident Bank are satisfied and related security interests are released by Provident Bank to GE .

The GE facility matures in April 2008 and bears interest with respect to revolving credit advances at the “index rate” plus 1.75%. The index rate is determined by the higher of (i) the rate publicly quoted from time to time by The Wall Street Journal as the base rate on corporate loans posted by at least 75% of the nations 30 largest banks or (ii) the Federal Funds Rate plus 50 basis points per annum. At the election of the Company, revolving credit advances may bear interest at LIBOR plus 3.75%. With respect to swing line loans, the index rate as defined above plus 1.75% is applicable. The GE facility contains financial covenants including: (i) a maximum capital expenditures limit, (ii) a minimum fixed charge coverage ratio, (iii) a minimum EBITDA (earnings before interest, taxes, depreciation and amortization), (iv) a maximum leverage ratio limit and (v) a maximum days sales outstanding limit. Compliance with the financial covenants is measured quarterly. All of the financial covenants are predetermined and adjust over the term of the GE facility. All of the financial covenants are measured with results from the most recent 12-month period then ended, except for the maximum days sales outstanding covenant, which is measured against the most recent 90-day period then ended. As of September 30, 2004, the Company was in compliance with all of the financial covenants of the GE facility.

8. Amounts Due To Medicare

As of September 30, 2004 and December 31, 2003, the Company has estimated an aggregate reserve for amounts due to Medicare of $9.4 million and $9.3 million, respectively, all of which is reflected as a current liability in the accompanying Consolidated Balance Sheets. The $9.4 million liability at September 30, 2004 is comprised of two components: cost report adjustments reserve ($6.9 million) and PPS payment adjustments reserve ($2.5 million). These adjustments are described below.

Cost Report Adjustments Reserve

Prior to the implementation of PPS on October 1, 2000, the Company recorded Medicare revenue at the lower of (i) actual costs, (ii) the per visit cost limit, or (iii) a per beneficiary cost limit on an individual provider basis. Ultimate reimbursement under the program was determined upon review of annual cost reports.

The recorded $6.9 million payable includes a $3.8 million reserve for open cost reports through October 2000 (also see Note 2 to the Consolidated Financial Statements. At the time when these open cost report audits are completed and final assessments are issued, the Company may apply to Medicare for the option to repay any amounts assessed against the Company by Medicare over a 36-month period; although, there is no assurance that such option will be granted by Medicare. These amounts that may be assessed relate to the Medicare payment system in effect until October 2000, under which Medicare provided periodic interim payments to the Company, subject to audit of cost reports submitted by the Company and repayment of any overpayments made by Medicare to the Company. CMS, the fiscal intermediary acting on behalf of Medicare, has not yet issued finalized audits with respect to 1999 and 2000, and is entitled to reopen settled cost reports for up to three years after issuing final assessments.

The reserve to Medicare also includes a $3.1 million reserve related to amounts owed to Medicare as overpayments for a subsidiary of the Company that is currently in bankruptcy proceedings under Chapter 7 of the U. S. Bankruptcy Code. It is uncertain at this time whether the Company will have any responsibility for that amount if the debt of the subsidiary is discharged in bankruptcy.

The following table summarizes the cost report activity included in the above $6.9 million due to Medicare (amounts in thousands):

Cost report reserves
Balance at December 31, 2002	$(12,847)
Cash payments made	8,507
Decrease in estimated amounts owed to Medicare	(402)
Settlements received	(2,101)

Balance at December 31, 2003	$(6,843)
Adjustments to previous settlements	(31)

Balance at September 30, 2004	$(6,874)

During the third and fourth quarters of 2003, the Company received cash settlements totaling $2.1 million from Medicare related to the settlements of the fiscal 1999 cost reports. This receivable was netted against the amounts due to Medicare on the balance sheet in the current-portion of Medicare liabilities. Therefore, receipts of these settlements had no statement of operations impact.

During the second quarter of 2003, the Company recognized $402,000 as a decrease to revenue to offset settlements received in excess of amounts previously recorded.

PPS Payment Adjustments Reserve

The $2.5 million PPS Payment Adjustments Reserve is related to notice from CMS that it intended to make certain recoveries of amounts overpaid to providers for the periods dating from the implementation of PPS on October 1, 2000 through particular dates in

2003 and 2004. The first of these amounts related to partial episode payments whereby a patient was readmitted to home health care prior to the expiration of 60 days from the previous admission date at another home health agency. In such instances, reimbursement for the first agency is reduced. CMS advised the industry that CMS had recently implemented changes to its computer system such that these instances would be adjusted at the time of claim submission on an ongoing basis, and that recovery for prior overpayments would commence in the summer of 2003 and extend over a two-year period. The Company reserved, based on information supplied by CMS, approximately $1.0 million in 2003 for all claims dating from October 1, 2000. Secondly, CMS advised the industry that it would seek recovery of overpayments that were made for patients who had, within 14 days of such admission, been discharged from inpatient facilities, including hospitals, rehabilitation and skilled nursing units, and that these recoveries would commence in April 2004. The Company conducted an analysis of a representative sample of claims where these events had occurred, and estimated that, for periods dating from October 1, 2000 through December 31, 2003, a reserve in the amount of approximately $1.5 million was appropriate.

The following table summarizes the PPS activity included in the amounts due to/from Medicare (amounts in thousands):

Balance at December 31, 2002	$—
To reserve estimated amounts owed to Medicare	(2,504)

Balance at December 31, 2003	$(2,504)
Cash payments made	20

Balance at September 30, 2004	$(2,484)

9. Goodwill and Other Assets, Net

At September 30, 2004, the Company’s Consolidated Balance Sheet reflects goodwill and net other assets of $63.6 million compared to $35.7 million at December 31, 2003. A summary rollforward total Goodwill and Other Assets, net, is shown below (amounts in thousands):

	Goodwill	Other Intangible Assets, net	Other Assets, net	Total Other Assets, net
Balance at January 1, 2004	$35,448	$—	$210	$35,658
Additions	24,157	4,054	633	28,844
Less amortization	—	(868)	(69)	(937)

Balance at September 30, 2004	$59,605	$3,186	$774	$63,565

A final allocation of the excess purchase price to net tangible assets acquired for the 2004 allocations is pending a valuation study and the Company expects to reflect this final allocation in the fourth quarter of 2004. Management does not expect any material adjustments to result from the valuation study.

10. Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the nine months ended September 30, 2004 (amounts in thousands, except share information):

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Total Stockholders’ Equity
Balance, December 31, 2003	11,908,146	$12	$55,465	$(25)	$(4,053)	$51,399
Issuance of stock for Employee Stock Purchase Plan	44,275	—	572	—	—	572
Issuance of stock for 401(k) match	46,766	—	1,074	—	—	1,074
Exercise of warrants	154,843	—	1,284	—	—	1,284
Exercise of stock options	395,819	—	1,752	—	—	1,752
Issuance of stock as compensation	1,300	—	31	—	—	26
Issuance of stock in conjunction with acquisitions			657			657
Tax benefit from stock option exercises	—	—	2,235	—	—	2,235
Issuance of stock in connection with Equity Offering, net of offering costs	2,610,000	3	67,615	—	—	67,623
Net income	—	—	—	—	14,368	14,368

Balance, September 30, 2004	15,161,149	$15	$130,685	$(25)	$10,315	$140,990

On September 28, 2004, the Company completed an equity offering of 2,460,000 shares of its Common Stock at $27.50 per share, providing net proceeds to the Company of approximately $63.6 million. The Company engaged Raymond James & Associates, Inc., Jefferies & Company, Inc. and Legg Mason Wood Walker, Incorporated as underwriters for the transaction pursuant to which the underwriters received approximately 5.5% of the gross proceeds in cash. Additionally, the underwriters exercised their option to purchase an additional 300,000 shares of Amedisys, Inc. Common Stock at the offering price to cover over-allotments. The over-allotment included 150,000 shares offered by existing stockholders and 150,000 shares offered by the Company, and resulted in additional net proceeds to the Company of approximately $3.9 million. The Company intends to use the proceeds from this offering for general corporate purposes, including potential acquisitions.

On November 26, 2003, the Company completed a private placement of 1,900,000 shares of Common Stock with private investors at a price of $12.00 per share. This placement provided net proceeds to the Company of approximately $21.3 million. The Company engaged Jefferies & Company, Inc. and Raymond James & Associates, Inc. as placement agents for the transaction pursuant to which the placement agents received approximately 6% of the gross proceeds in cash and warrants to purchase up to 95,000 shares of Common Stock exercisable at $14.40 per share.

11. Health Insurance Portability and Accountability Act

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

Pursuant to the provisions of HIPAA, covered health care providers were required to comply with the statute’s electronic Health Care Transactions and Code Sets Requirements by October 16, 2002, or secure automatic one-year extensions to the deadline. Prior to the regulatory deadline, the Company and its subsidiaries secured the automatic one-year extension in accordance with the directives of CMS. This automatic extension expired on October 16, 2003. Both the Company’s fiscal intermediary and many of the state Medicaid agencies to which the Company submits billings have further extended this deadline. As of September 30, 2004, the Company has completed the conversion process for a majority of its operating entities, and management believes all remaining entities will be fully converted prior to the deadlines imposed by individual payors. To the extent that other state Medicaid agencies have notified the Company that they are ready to receive submissions pursuant to the new HIPAA standards, management believes the Company has converted to the new standards.

12. Guarantees

At September 30, 2004, the Company has issued guarantees totaling $1,632,000 related to office leases of subsidiaries compared to $951,000 at December 31, 2003. Approximately $86,000 and $106,000 of these amount at September 30, 2004 and December 31, 2003, respectively, are related to guarantees on locations that have been sold, and the Company has the right to recover amounts under the sale agreements from the buyers, if payments are requested. The Company has not received any requests to make payments under these guarantees. Approximately $89,000 at both September 30, 2004 and December 31, 2003, is related to locations that have been closed and the landlords have obtained judgments against the Company for unpaid rent. The Company has reserved these amounts in “Legal settlements” on the Consolidated Balance Sheets at September 30, 2004.

13. Stock-Based Compensation

The Company has two stock option plans, the Amedisys, Inc. 1998 Stock Option Plan and the Amedisys, Inc. Directors Stock Option Plan (collectively, “the Plans”). The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”) permit the continued use of the intrinsic value-based method prescribed by APB 25, but require additional disclosures, including pro-forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by SFAS 123 had been applied. The following table illustrates the effect on net income and earnings per share if the Company had recognized compensation expense for the Plans using the fair-value recognition method in SFAS 123 (amounts in thousands, except per share amounts):

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Net income:
As reported	$5,186	$2,381	$14,368	$5,044
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of taxes	(322)	(132)	(913)	(464)

Pro forma	4,864	2,249	13,455	4,580

Basic earnings per share:
As reported	0.41	0.25	1.17	0.53
Pro forma	0.38	0.23	1.09	0.48
Diluted earnings per share:
As reported	0.39	0.24	1.12	0.52
Pro forma	0.37	0.22	1.05	0.47
Black-Scholes option pricing model assumptions:
Risk free interest rate	3.55-5.04%	3.55-5.16%	3.55-5.04%	3.55-5.16%

Expected life (years)	5-10	10	5-10	10

Volatility	45.84-105.71%	58.85-110.35%	45.84-105.71%	58.55-110.35%

Expected annual dividend yield	—	—	—	—

14. Claim Against JP Morgan Chase Manhattan Bank (“JP Morgan”)

In November 2002, the Company elected to terminate its asset financing facility (the “facility”) with NPF VI, Inc. (“NPF VI”) and advised its payors that payments should be directed to the bank accounts of the Company rather than bank accounts controlled by NPF VI under collateral arrangements for the facility. NPF VI has filed for Chapter 11 bankruptcy protection. The Company is taking legal and other action to recover Company funds from JP Morgan, as trustee for NPF VI, that have not been released to the Company. During the fourth quarter of 2002, the Company recorded a reserve for the full amount of approximately $7.1 million related to the Company’s funds held by JP Morgan. During the quarter ended June 30, 2004, the Company received an unfavorable verdict in its suit against JP Morgan. The Company is now appealing the court’s decision to the U.S. Circuit Court of Appeals. No assessment of the likelihood of a favorable outcome to the Company can be made at this time.

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

The Company’s Annual Report on Form 10-K for the year ended December 31, 2003 describes the accounting policies that management believes are most critical to our financial position and operating results and that require management’s most difficult, subjective or complex judgments and estimates. Actual results could differ materially from these judgments and estimates. The significant accounting policies include: revenue recognition; collectibility of accounts receivable; insurance and litigation reserves; goodwill and other intangible assets; and income taxes. This quarterly report should be read in conjunction with the discussion of Critical Accounting Policies contained in the Company’s Form 10-K for the year ended December 31, 2003.

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

RESULTS OF OPERATIONS

Three Months ended September 30, 2004 compared to Three Months ended September 30, 2003

Net Service Revenue.

Approximately 93% of the Company’s net service revenue for the three months ended September 30, 2004 was derived from Medicare, compared to 91% for the same period last year. Included in the net service revenue derived from Medicare is $956,000, or 2% of total net service revenue, for services provided by the Company’s hospice business acquired in the second quarter of 2004 from Tenet Healthcare.

With respect to the home health nursing operations, the Company is paid by Medicare based on completed episodes of care. An episode of care may arise from either a new admission, or by a physician ordering additional episodes of care for an existing patient. For each episode of care, the Company receives the applicable amount for each patient’s diagnoses, location and severity of illness – see revenue recognition discussion in Note 2 to the Consolidated Financial Statements. In the case of non–Medicare patients, the Company is generally paid on a per visit basis for each patient admission.

Net service revenue increased $21,446,000, or 58%, for the three months ended September 30, 2004 as compared to the same period in 2003. This increase is due to a 60% increase in Medicare revenue of $20,276,000, and a 37% increase in revenue from non-Medicare payors of $1,170,000. Of the 60% increase in Medicare revenue, $8,518,000 is attributable to acquisitions (See Note 6 to the Consolidated Financial Statements for a discussion of Company acquisitions), including the hospice acquisition discussed above. The remaining $11,758,000 reflects Medicare revenue internal growth resulting from a 30% increase in total Medicare patient admissions and a 5% improvement in revenue per episode. The Company defines internal growth to include growth from operating locations owned by the Company for more than twelve months, any start up locations initiated by the Company, and from those acquisitions where the monthly Medicare admissions at the acquired locations does not exceed 1% of total Company admissions in the month of acquisition. Of the 5% improvement in revenue per episode, approximately 3.6% is attributable to the net impact of CMS reimbursement changes (see Note 5 to the Consolidated Financial Statements), and the remaining 1.4% is due to an improvement in revenue per episode as discussed below.

The improvement in revenue per episode is a result of more intensive analysis of episodes while they are in progress rather than on a retrospective basis, and has been made possible through several technical enhancements to the information systems used by the Company, combined with a published net increase in Medicare reimbursement rates (see Note 2 to the Consolidated Financial Statements). In particular, the use of scanning technology and associated edits of admission data, has allowed the Company to standardize, and minimize inconsistencies in, assessment data. Furthermore, exception reporting on a real time basis has allowed a centralized episode review team to operate in tandem with both admission nurses and clinical review staff in each of the Company’s operating locations to achieve more consistent clinical outcomes.

Total patient admissions for the quarter ended September 30, 2004 totaled 16,062 and increased from the prior year admissions by 5,012, or 45%. Medicare patient admissions increased to 13,298, representing an increase of approximately 52% over the three months ended September 30, 2003.

The 45% increase in Medicare admissions for the most recent quarterly comparative period is comprised of internal growth in admissions of 30% with acquisitions contributing growth of 15%. Admissions from non-Medicare payors increased by 16% from 2,327 in the three months ended September 30, 2003 to 2,764 in the same period in 2004, primarily as a result of acquisitions.

Cost of Service Revenue

Cost of service revenue for the three months ended September 30, 2004 increased by $10,454,000, or 69%, as compared to the same period in 2003. Of this increase, $1,081,000 is attributable to the hospice business. The balance of the increase, $9,373,000, is attributable to a 42% increase in the total number of home health visits performed to 395,000 visits, and by a 14% increase in the cost per visit. The number of visits increased by 42% as a result of a 13% increase in visits for non-Medicare patients and a 46% increase in the number of visits to Medicare patients. This increase in the number of visits to Medicare patients is due to an increase in the average number of patients served during the most recent quarter of approximately 7,418 when compared with approximately 11,166 in the comparable period of 2003. The 14% increase in the cost per visit is attributable to higher rates of pay and benefits for visiting staff, including those at the acquired locations, and an increase of approximately 10% in the rate of reimbursement per visit for mileage. Typically, our acquisitions take up to 12 months to reach the labor efficiencies of existing operations.

Excluding the hospice business, cost of service revenue as a percent of net service revenue, increased 1.9%, in large part due to the increased cost per visit as described above.

General and Administrative Expenses (“G&A”)

General and administrative expenses increased by $6.4 million or by 36% in the quarter ended September 30, 2004 as compared to the same quarter in 2003. This increase is primarily attributable to $3.7 million of general and administrative expenses incurred by the Company’s acquisitions finalized since July 1, 2003 (see Note 6 to the Consolidated Financial Statements). The remaining balance of $2.7 million includes: increased personnel costs of $2.0 million related to additional operational and corporate staff necessitated by the Company’s internal growth and acquisitions; other increases of $0.8 million, including increases with respect to supplies, rent, and professional fees; a $0.2 million increase in depreciation and amortization, primarily as a result of higher amortization associated with intangible assets allocated to the acquisitions; and an increase in travel and related costs of $0.2 million, particularly with respect to operational and corporate training meetings and new employee orientation. These increases were partially offset by a decrease of $0.6 million in employee benefit expenses as a result of lower workers compensation and other benefit costs. During the quarter ended September 30, 2004, the Company realized $0.5 million of participant employer match forfeitures from calendar year 2003, which represents unvested employer matching contributions for former employees no longer participating in the Company’s 401 (k) plan. The 2003 adjustment for employee forfeitures for calendar year 2002 was recorded by the Company in the fourth quarter of fiscal 2003.

As a percentage of net service revenue, general and administrative expenses decreased 6% to 42% in 2004 from 48% in 2003, due to higher levels of net service revenue.

Operating Income.

The Company had operating income of $8.4 million for the three months ended September 30, 2004 as compared with $3.9 million in the same period of 2003. This increase is attributable to internal growth, acquisitions and the operational efficiencies discussed above.

Other Income and Expense, net.

Net other expense increased by $74,000 for the three months ended September 30, 2004 as compared to the same period in 2003. The decrease is primarily attributable to a $0.3 million gain on sale of land that occurred in last year’s third quarter. Offsetting this increase in net other income and expense is a $0.1 million current year decrease in interest expense due to lower debt levels and a $0.1 million increase in interest income from increased levels of cash and cash equivalents resulting from the current year third quarter secondary offering.

Income Tax Expense.

Income tax expense of $3,175,000 and $1,506,000 was recorded for the three months ended September 30, 2004 and 2003, respectively. An effective income tax rate of approximately 38% was recorded on income before taxes during the periods.

Nine Months ended September 30, 2004 compared to Nine Months ended September 30, 2003

Net Service Revenue.

Approximately 92% and 91% of the Company’s net service revenue for the nine months ended September 30, 2004 and 2003, respectively, was derived from Medicare. Included in the net service revenue derived from Medicare is $1,988,000 or 1% of total net service revenue, for services provided by the Company’s hospice business acquired in the second quarter of 2004 from Tenet Healthcare.

With respect to the home health nursing operations, the Company is paid by Medicare based on completed episodes of care. An episode of care may arise from either a new admission, or by a physician ordering additional episodes of care for an existing patient. For each episode of care, the Company receives the applicable amount for each patient’s diagnoses, location and severity of illness – see revenue recognition discussion in Note 2 to the Consolidated Financial Statements. In the case of non – Medicare patients, the Company is generally paid on a per visit basis for each patient admission.

Net service revenue increased $62,355,000, or 62%, for the nine months ended September 30, 2004 as compared to the same period in 2003. This increase is due to a 64% increase in Medicare revenue of $58,867,000, and a 38% increase in revenue from non-Medicare payors of $3,488,000. Of the total increase in Medicare revenue of $58,867,000, $24,183,000 is attributable to acquisitions completed after July 1, 2003 (See Note 6 to the Consolidated Financial Statements for a discussion of Company acquisitions), including the hospice acquisition discussed above. The remaining $34,684,000 reflects Medicare revenue internal growth resulting from a 28% increase in total Medicare patient admissions, an approximate 3% increase in episodes per patient, and a 6% improvement in revenue per episode. Of the 6% improvement in revenue per episode, approximately 2.8% is attributable to the net impact of CMS reimbursement changes (see Note 5 to the Consolidated Financial Statements), and the remaining 2.4% is due to an improvement in revenue per episode as discussed below. The Company defines internal growth to include growth from operating locations owned by the Company for more than twelve months, any start up locations initiated by the Company, and from those acquisitions where the monthly Medicare admissions at the acquired locations does not exceed 1% of total Company admissions in the month of acquisition.

The increase in episodes per patient and the improvement in revenue per episode are results of more intensive analysis of episodes while they are in progress rather than on a retrospective basis, and has been made possible through several technical enhancements to the information systems used by the Company, combined with an increase in Medicare reimbursement rates (see Note 2 to the Consolidated Financial Statements). In particular, the use of scanning technology and associated edits of admission data, has allowed the Company to standardize, and minimize inconsistencies in, assessment data. Furthermore, exception reporting on a real time basis has allowed a centralized episode review team to operate in tandem with both admission nurses and clinical review staff in each of the Company’s operating locations to achieve more consistent clinical outcomes.

Total patient admissions for the nine months ended September 30, 2004 totaled 45,177 and increased from the prior year admissions by 13,657, or 43%. Medicare patient admissions increased to 37,441, representing an increase of approximately 49% over the nine months ended September 30, 2003.

The 49% increase in Medicare admissions for the most recent quarterly comparative period is comprised primarily of internal growth of 28% with acquisitions contributing growth of 21%. Admissions from non-Medicare payors increased by 21% from 6,375 in the nine months ended September 30, 2003 to 7,736 in the same period in 2004, primarily as a result of acquisitions.

Cost of Service Revenue

Cost of service revenue for the nine months ended September 30, 2004 increased by $27,538,000, or 67%, as compared to the same period in 2003. Of this increase, $2,127,000 is attributable to the hospice business. The balance of the increase, $25,411,000, is attributable to a 48% increase in the total number of home health visits performed to 1,107,000 visits, and by a 9% increase in the cost per visit. The number of visits increased by 48% as a result of a 30% increase in visits for non-Medicare patients and a 51% increase in the number of visits to Medicare patients. This increase in the number of visits to Medicare patients is due to an increase in the average number of patients served during the most recent period of approximately 6,800 when compared with approximately 9,900 in the comparable period of 2003. The 9% increase in the cost per visit is attributable primarily to higher rates for visiting staff, particularly those at the acquired locations. Typically, the Company’s acquisitions take up to 12 months to reach the labor efficiencies of existing operations.

Excluding the hospice business, cost of service revenue as a percent of net service revenue, increased 0.5%, in large part due to the increased cost per visit as described above.

General and Administrative Expenses (“G&A”)

General and administrative expenses increased by $20.0 million, or by 40% in the nine months ended September 30, 2004 as compared to the same nine-month period in 2003. This increase is primarily attributable to $9.1 million of general and administrative expenses for the acquisitions (see Note 6 to the Consolidated Financial Statements) finalized since September 30, 2003. Of the remaining balance of $10.9 million, further increases included: $0.6 million increase in bad debt expense; $1.3 million related to purchased services and supplies related to the Company’s internal growth; increased personnel costs of $5.6 million related to additional operational and corporate staff, together with associated benefits, necessitated by the Company’s acquisitions; an increase in travel and related costs of $1.8 million particularly with respect to operational and corporate training meetings and new employee orientation; a $0.3 million increase in occupancy costs (i.e. building rent and utilities) as a result of the increase in the number of agencies; and a $0.2 million increase in depreciation and amortization, primarily as a result of higher amortization associated with intangible assets allocated to the acquisitions.

As a percentage of net service revenue, general and administrative expenses decreased 7% to 43% in 2004 from 50% in 2003 due to the higher levels of net service revenue.

Operating Income.

The Company had operating income of $23.4 million for the nine months ended September 30, 2004 compared to $8.6 million in the same period of 2003. This increase is attributable to internal growth, acquisitions and the operational efficiencies discussed above.

Other Income and Expense, net.

Net other expense decreased by $242,000 to $214,000 for the nine months ended September 30, 2004 compared to the same period in 2003. The decrease is primarily attributable to a $0.6 million decrease in interest expense incurred during 2004 from lower interest-bearing liabilities. In particular, during 2003 the Company repaid all amounts owed to CMS under interest bearing extended payment arrangements. These arrangements carried an average liability of $5.5 million at an interest rate of 12.625%. The decrease in interest expense was partially offset by a $0.1 million payment received during the second quarter of 2003 from a competitive bidder on an acquisition the Company did not pursue and a $0.1 million increase in interest income due to higher levels of cash and cash equivalents that resulted from the 2004 secondary equity offering. Additionally, the Company realized a $0.3 million gain on sale of land that occurred in last year’s third quarter.

Income Tax Expense.

Income tax expense of $8,846,000 and $3,132,000 was recorded for the nine months ended September 30, 2004 and 2003, respectively. An effective income tax rate of approximately 38% was recorded on income before taxes during the periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal source of liquidity is the collection of its accounts receivable, the most significant component of which are amounts due from the Medicare program. Approximately 93% of the Company’s net service revenue for the three months ended September 30, 2004 was derived from Medicare.

The Company’s operating activities provided $24.6 million in cash during the nine months ended September 30, 2004, whereas such activities provided $15.1 million in cash during the comparative nine-month period last year. Cash provided by operating activities for the nine months ended September 30, 2004, is primarily attributable to net income of $14.4 million, non-cash items such as depreciation and amortization of $3.0 million, provision for bad debts of $2.5 million, and an increase in accrued expenses of $5.8 million reflecting the additional payroll and benefits costs resulting from the 2004 acquisitions (see Note 6 to the Consolidated Financial Statements). The tax benefit derived from the exercise of stock options provided $2.2 million, and the provision for deferred income taxes added $4.2 million. These were offset by 2004 acquisition-related increases in accounts receivable, other assets and inventory and other current assets of $5.6 million, $1.2 million and $0.7 million, respectively.

Investing activities used $28.9 million for the nine months ended September 30, 2004, whereas such activities used $7.0 million for the nine months ended September 30, 2003. Cash used in investing activities in 2004 is primarily attributed to purchases of property and equipment of $3.6 million and cash used in various 2004 acquisitions (see Note 6 to the Consolidated Financial Statements) of $25.3 million.

Financing activities provided $67.7 million for the nine months ended September 30, 2004, whereas such activities used $2.8 million during the same period of 2003. Cash provided by financing activities in 2004 is primarily attributed to proceeds from the third quarter equity offering of $67.6 million and proceeds from the issuance of stock upon exercise of stock options and warrants of $3.0 million. These proceeds were partially offset by payments on notes and capital leases of $4.4 million.

At September 30, 2004 the Company had working capital of $75.2 million compared to $15.6 million at December 31, 2003, an increase of $59.6 million. This improvement in the Company’s working capital position is due largely to the equity offering and improved operating cash flows, which was partially offset by the Company’s 2004 acquisitions (see Note 6 to the Consolidated financial statements). The September 30, 2004 working capital includes short-term Medicare liabilities of $9.4 million, $6.2 million of which the Company does not expect to fully liquidate in cash within twelve months. As discussed in Note 8, these Medicare liabilities include $3.1 million owed by a subsidiary currently in bankruptcy, and $3.9 million of anticipated cost report settlements yet to be finalized. Management does not expect the final cost report settlements to all occur in the coming year. In addition, when the cost reports are settled, the Company may be eligible to apply for a payment plan for up to three years in length. There can be no assurance that such a payment plan will be granted.

The $15.6 million of working capital at December 31, 2003, reflects $21.3 million of proceeds from a November 2003 private placement of common stock.

The Company has certain other contingencies and reserves, including litigation reserves, recorded as current liabilities in the accompanying Consolidated Balance Sheets (in accordance with statement of Financial Accounting Standard No. 5) that management might not be required to liquidate in cash during 2004. However, in the event that all current liabilities become due within twelve months, the Company’s working capital position is likely to be sufficient to satisfy those liabilities. There can be no assurance that other action may not be necessary to ensure appropriate liquidity for the operations of the Company. The Company also entered into a $25 million working capital facility with GE Healthcare Financial Services on April 28, 2004. However, the Company’s borrowing capabilities under the facility are restricted until amounts due to Provident Bank are satisfied and the related security interests released

Contractual Obligations and Medicare Liabilities

The following table summarizes the Company’s current contractual obligations and Medicare liabilities at September 30, 2004 (amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years
Long-Term Debt	$5,528	$3,871	$1,657	$—
Capital Lease Obligations	836	435	318	83
Medicare Liabilities (see Note 8*)	9,358	9,358	—	—

Total Contractual Cash Obligations	$15,722	$13,664	$1,975	$83

*	The above tabular reference refers to the Notes to the Consolidated Financial Statements.

At September 30, 2004, the Company was indebted under various promissory notes for $5.5 million, including amounts due for the Company’s note with Provident Bank of $1.8 million. In June 2002, the terms of the Provident Bank note were amended to extend the maturity date to June 28, 2005 and to change the interest rate to prime plus 3.25%. The security for this note consists of all credits, deposits, accounts, securities or moneys, and all other property rights belonging to or in which the Company has any interest, now or hereafter, as well as every other asset now or hereafter existing of the Company, absolute or contingent, due or to become due.

As of September 30, 2004, the Company estimates an aggregate payable to Medicare of $9.4 million, all of which is reflected as a current liability in the accompanying Consolidated Balance Sheets. The $9.4 million includes estimated amounts owed to Medicare for cost report adjustments and PPS payment adjustments (see Note 8 for further discussion).

In November 2002, the Company elected to terminate its asset financing facility with NPF VI and advised its payors that remittances should be directed to the bank accounts of the Company rather than bank accounts controlled by NPF VI under collateral arrangements for the facility. The decision to terminate the above facility was made in response to the failure of NPF VI, through its trustee, JP Morgan, to provide $3.3 million on October 31, 2002 as requested by the Company on October 29, 2002 in accordance with the terms of the facility. At that date, Amedisys, Inc. determined that an amount of approximately $7.1 million was being held on behalf of the Company by JP Morgan, as trustee for NPF VI, and engaged in correspondence with representatives of JP Morgan in an effort to have these funds returned to the Company. On November 18, 2002, NPF VI filed bankruptcy petitions, and accordingly, the Company elected to reserve the amount of $7.1 million in the fourth quarter of fiscal 2002. The Company is taking legal and other action to recover the funds that have not been released to the Company. The Company incurred approximately $1.5 million to date in legal fees related to this matter and may incur substantial legal expenses in the future.

The Company entered into a working capital facility with GE Healthcare Financial Services on April 28, 2004. The Company has no borrowing availability under the GE facility as the Company’s borrowing capabilities under this arrangement are restricted until the Provident Bank note payable is satisfied.

The Company does not expect that capital expenditures in fiscal 2004 will exceed $4.5 million, as compared with $1.8 million in 2003. The increase in capital expenditures in 2004 compared to 2003 is a result of the 2004 acquisitions (see Note 6 to the Consolidated Financial Statements).

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

Section 721 of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, adds a new section 1807 “Voluntary Chronic Care Improvement Under Traditional Fee-for-Service (FFS) Medicare” to the Social Security Act (“the Act”). The Act specifies that the Secretary of Health and Human Services shall provide for the phased-in development, testing, evaluation, and implementation of chronic care improvement programs. CMS plans to test programs in approximately ten areas in which in the aggregate at least 10% of the Medicare FFS population resides, incorporating relevant features from private sector programs, but allowing sufficient flexibility to meet the unique needs of the Medicare population. CMS is seeking proposals from eligible organizations and one awardee will be selected per area to offer intervention group beneficiaries services. The awardee will be required to assume financial risk in the event of failure to meet agreed upon performance guarantees for clinical quality, beneficiary and provider satisfaction and savings targets. The Company has submitted a proposal to CMS to provide home health care services for this chronic care improvement pilot program. The Company believes that it has the clinical and operational expertise that can efficiently and profitably provide chronic care services. No estimate of the impact to net income or cash flow from operations can be made at this time should the Company be awarded a contract to provide such chronic care services.

The Company does not believe that inflation has had a material effect on its results of operations during the three and nine-month periods ended September 30, 2004 or 2003.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no changes from the disclosures contained in the Company’s Form 10-K for the year ended December 31, 2003. The Company does not maintain derivative financial instruments, interest rate swap arrangements, hedging contracts, futures contracts, or derivative commodity instruments for speculative or trading/non-trading purposes. The Company has no off-balance sheet obligations.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls And Procedures

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure and controls procedures were effective in timely alerting officers of the Company to material information relating to the Company that is required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes In Internal Controls

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOA 404”) is required as of the end of the Company’s December 31, 2004 fiscal year. In response to the requirements of SOA 404, the Company initiated and continues a comprehensive effort to document its systems of internal controls over financial reporting and to evaluate the design and operating effectiveness of such controls. To date, the Company does not believe it has identified any “material weaknesses,” as such term is defined by the Public Company Accounting Oversight Board (“PCAOB”), in the Company’s internal controls over financial reporting. However, the Company has identified certain internal control issues that may give rise to “significant deficiencies,” as such term is defined by the PCAOB.

During their quarterly review of the Company’s consolidated financial statements for the quarter ended September 30, 2004, the Company’s auditors, KPMG, noted two issues, which were subsequently corrected by the Company prior to the issuance of its consolidated financial statements as presented herein. Specifically, these issues related to: (1) reclassification of current and long-term debt as of September 30, 2004 related to the note payable issued in connection with the Company’s September 1, 2004 acquisition of Freedom (see Note 6 to the Consolidated Financial Statements); and (2) adjustments between deferred income taxes and additional paid-in capital as of September 30, 2004, resulting from a miscalculation in the Company’s tax provision. Both of these issues were reported to the Company’s Audit Committee. The Company believes it has corrected the first of these two issues by implementing additional detection controls. With respect to the second of these issues, the Company is currently taking remedial steps and plans to further strengthen its internal controls by hiring additional personnel with income tax accounting expertise.

Also, during its SOA 404 review process, the Company identified potential “significant deficiencies” in internal controls over financial reporting in certain other areas. The Company continues to remediate those internal controls over financial reporting, but can give no assurances that such deficiencies will be corrected such that “significant deficiencies” will not exist in these areas as of December 31, 2004.

There have been no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None to be reported for purposes of this quarterly report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.		Identification of Exhibit
2.1	(3)	Asset purchase agreement by and between Amedisys, Inc. and Professional Home Health, Brookwood Home Care Services, Memorial Home Care, Spalding Regional Home Health, Tenet Home Care of Palm Beach, Tenet Home Care of Broward County, St. Mary’s Hospital Home Health, Tenet Home Care of Miami-Dade, First Community Home Care, Cypress-Fairbanks Home Health, St. Francis Home Health and Hospice, and Brookwood Health Services, Inc.

2.2	(3)	Amendment to asset purchase agreement by and between Amedisys, Inc. and Professional Home Health, Brookwood Home Care Services, Memorial Home Care, Spalding Regional Home Health, Tenet Home Care of Palm Beach, Tenet Home Care of Broward County, St. Mary’s Hospital Home Health, Tenet Home Care of Miami-Dade, First Community Home Care, Cypress-Fairbanks Home Health, St. Francis Home Health and Hospice, and Brookwood Health Services, Inc.

2.3	(3)	Second amendment to asset purchase agreement by and between Amedisys, Inc. and Professional Home Health, Brookwood Home Care Services, Memorial Home eCare, Spalding Regional Home Health, Tenet Home Care of Palm Beach, Tenet Home Care of Broward County, St. Mary’s Hospital Home Health, Tenet Home Care of Miami-Dade, First Community Home Care, Cypress-Fairbanks Home Health, St. Francis Home Health and Hospice, and Brookwood Health Services, Inc.

2.4	(3)	Third amendment to asset purchase agreement by and between Amedisys, Inc. and Professional Home Health, Brookwood Home Care Services, Memorial Home Care, Spalding Regional Home Health, Tenet Home Care of Palm Beach, Tenet Home Care of Broward County, St. Mary’s Hospital Home Health, Tenet Home Care of Miami-Dade, First Community Home Care, Cypress-Fairbanks Home Health, St. Francis Home Health and Hospice, and Brookwood Health Services, Inc.

2.5	(4)	Fourth amendment to asset purchase agreement by and between Amedisys, Inc. and Professional Home Health, Brookwood Home Care Services, Memorial Home Care, Spalding Regional Home Health, Tenet Home Care of Palm Beach, Tenet Home Care of Miami-Dade, First Community Home Care, Cypress-Fairbanks Home Health, St. Francis Home Health and Hospice, and Brookwood Health Services, Inc.

2.6	(4)	Fifth amendment to asset purchase agreement by and between Amedisys, Inc. and Professional Home Health, Brookwood Home Care Services, Memorial Home Care, Spalding Regional Home Health, Tenet Home Care of Palm Beach, Tenet Home Care of Miami-Dade, First Community Home Care, Cypress-Fairbanks Home Health, St. Francis Home Health and Hospice, and Brookwood Health Services, Inc.

2.7	(5)	Asset Purchase Agreement between Amedisys Mississippi, L.L.C. and Vicksburg Healthcare, LLC

3.1	(1)	Certificate of Incorporation

3.2	(2)	Bylaws

4.1	(3)	Financing agreement with GE Healthcare Financial Services

10.9.1	(6)	Employment Agreement between Amedisys, Inc. and Larry Graham

10.9.2	(7)	Amendment to Employment Agreement by and between Amedisys, Inc. and Larry Graham

10.9.2	(8)	Second Amendment to Employment Agreement by and between Amedisys, Inc. and Larry Graham

10.10.1	(9)	Employment Agreement between Amedisys, Inc. and Gregory H. Browne

10.10.1	(8)	First Amendment to Employment Agreement by and between Amedisys, Inc. and Gregory H. Browne

31.1	(10)	Certification of William F. Borne, Chief Executive Officer

31.2	(10)	Certification of Gregory H. Browne, Chief Financial Officer

32.1	(10)	Certification of William F. Borne, Chief Executive Officer

32.2	(10)	Certification of Gregory H. Browne, Chief Financial Officer

(1)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2002.
(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2001.
(3)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(4)	Previously filed as an exhibit to the Company’s Form 8-K/A as filed on July 15, 2004.
(5)	Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2004.
(6)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2001.
(7)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(8)	Previously filed as an exhibit to the S-3 Registration Statement filed on August 18, 2004.
(9)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(10)	Filed herewith.

(b) Reports on Form 8-K

On July 15, 2004, the Company filed a Current Report on Form 8-K/A related to the acquisition of ten home health agencies and two hospice agencies from Tenet Healthcare Corporation, which included Financial Statements and Exhibits of the businesses acquired.

On July 22, 2004, the Company filed a Current Report on Form 8-K attaching a press release announcing that Company will release second quarter operating results on August 3, 2004 and host a conference call at 10:00 a.m. ET that same day.

On August 3, 2004, the Company furnished a Current Report on Form 8-K attaching a press release announcing its financial results for the second quarter of fiscal year 2004, which ended on June 30, 2004.

On August 9, 2004, the Company filed a Current Report on Form 8-K attaching a transcript of the Company’s 2nd quarter 2004 earnings conference call.

On August 11, 2004, the Company filed a Current Report on Form 8-K attaching a press release announcing that Larry R. Graham has been promoted to Amedisys, Inc.

On August 23, 2004, the Company filed a Current Report on Form 8-K attaching a press release announcing the filing of a registration statement for the offering of 2,000,000 shares of Amedisys, Inc. Common Stock.

On September 2, 2004, the Company furnished a Current Report on Form 8-K attaching the text of slides used by representatives of the Company in making presentations at investor conferences in connection with the previously announced equity offering.

On September 9, 2004, the Company filed a Current Report on Form 8-K substituting the Company’s “Risk Factors” contained in its August 18, 2004 registration statement (for the offering of 2,000,000 shares of Amedisys, Inc. Common Stock) for the “Risk Factors” contained in the Company’s Form 10-K for the year ended December 31, 2003.

On September 9, 2004, the Company filed a Current Report on Form 8-K attaching a press release announcing the Company’s acquisition of Freedom Home Health in Virginia.

On September 17, 2004, the Company filed a Current Report on Form 8-K attaching a press release announcing the pricing of the Company’s $67.7 million follow-on offering.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMEDISYS, INC.

By:	/s/ Gregory H. Browne
Gregory H. Browne
Chief Financial Officer

DATE: November 15, 2004