Form 10-K
period 2004-12-31
AMEDISYS INC
filed 2005-03-17
CIK 896262

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Fiscal Year Ended: December 31, 2004

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

Common Stock, par value $.001 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation 1 S-K in this form, and if no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price as quoted by the Nasdaq National Market System on June 30, 2004 was $319,111,124. For purposes of this determination shares beneficially owned by officers, directors and ten percent shareholders have been excluded, which does not constitute a determination that such persons are affiliates.

As of March 10, 2005, registrant had 15,359,941 shares of Common Stock outstanding.

Documents incorporated by reference: Registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed pursuant to the Securities Exchange Act of 1934 is incorporated herein by reference into Part III hereof.

PART I

Forward Looking Statements

When included in the Annual Report on Form 10-K or in documents incorporated herein by reference, the words “expects”, “intends”, “anticipates”, “believes”, “estimates”, and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, current cash flows, debt service needs, adverse changes in federal and state laws relating to the health care industry, competition, regulatory initiatives and compliance with governmental regulations, customer preferences and various other matters, some of which are described under the caption “Risk Factors” herein, many of which are beyond the Company’s control. These forward-looking statements speak only as of the date of the Annual Report on Form 10-K. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company’s expectations with regard thereto or any changes in events, conditions or circumstances on which any statement is based.

ITEM 1.	BUSINESS

General

Amedisys, Inc., a Delaware corporation (“Amedisys”, “We”, “Our”, or “the Company”), is a multi-state provider of home health care nursing services. The Company operated 108 home care nursing offices, two hospice offices and two corporate offices in the southern and southeastern United States at December 31, 2004.

The Company plans to strengthen its market position in the southern and southeastern United States by expanding its referral base using a trained sales force, offering specialized “Disease Management” programs such as wound care, and completing selective acquisitions.

Industry Overview

As national health care spending continues to outpace the rate of inflation and the population of older Americans increases at a faster rate, the Company believes that alternatives to costly hospital stays will be in even greater demand. Managed care, Medicare, Medicaid and other payor pressures continue to drive patients through the continuum of care until they reach a setting where the appropriate level of care can be provided most cost effectively. Over the past several years, home health care has evolved as an acceptable and often preferred alternative in this continuum. In addition to patient comfort and convenience, substantial cost savings can usually be realized through treatment at home as an alternative to traditional institutional settings. The continuing economic pressures within the health care industry and the Medicare payment system have forced providers of home health care services to closely examine and often modify the manner in which they provide patient care and services. Those companies that successfully operate with effective business models can provide quality patient care and manage costs under the current reimbursement system.

Traditionally, the home health care industry has been highly fragmented, comprised primarily of smaller local home health agencies offering limited services. These local providers often do not have the necessary capital to expand their operations or services and are often not able to achieve the efficiencies necessary to compete effectively. With the implementation of the Medicare Prospective Payment System (“PPS”) on October 1, 2000, and other legislation, the home health care industry experienced major consolidation for the first time in its history, with industry reports suggesting a reduction from approximately 11,000 agencies in 1997 to approximately 7,000 agencies in 2004.

Strategy

The Company’s business objective is to enhance its market position as a leading provider of high quality, low cost home health nursing services. In order to accomplish this objective, the Company intends to pursue the following strategies:

Internal Growth Strategy

Focus on Its Employees. Because the Company is engaged in a service business, the essence of the Company is its people. The Company’s emphasis on communication, education, empowerment, and competitive benefits allows it to attract and retain highly skilled and experienced people in its markets.

Expand Its Service Base. The Company has targeted selected markets in the southern and southeastern United States. Through the expansion of its services and development of niche programs, it plans to increase market share in these markets, to increase utilization of its services by payors and referral sources, and to enhance its overall market position.

The Company has opened thirteen new locations, two of which were merged into existing locations, in the twelve months ended December 31, 2004, and plans to accelerate the opening of new offices in selected markets.

Expand Its Referral Base. It is anticipated that revenue growth will be spurred by the Company’s strategy to employ sales account executives whose sole focus will be to expand its referral base, so that the Company is not dependent on a relatively few physician groups for patient referrals in any given market.

Manage Costs Through Disease Management. Payors are focusing on the management of patients who suffer from chronic diseases, which correlate with substantial long-term costs. In 1999, the Company introduced Disease Management programs for wound care, cardiac, and diabetes. In 2000, the Company introduced other Disease Management programs, such as pulmonary/respiratory, pneumonia, cardiovascular, and cancer. The Company’s Disease Management programs include patient and family education and empowerment, frequent monitoring and coordinated care with other medical professionals involved in the care of the patient.

Manage Costs Through Technology. The Company utilizes an internally-developed software system which reduces its operating costs and integrates a number of clinical, financial and operating functions into a single entry system. The Company sold the software system to an affiliate of CareSouth Home Health Services, Inc. (“CareSouth”) in 1998. In October 2001, the Company entered into a licensing agreement with CareSouth to use the software. This licensing agreement expired in May 2004. The agreement contained a bargain purchase option, which the Company exercised upon expiration of the agreement. The software has been enhanced extensively by the Company, particularly with respect to clinical management, and has been supplemented by other externally sourced software. By enhancing its operations through the use of information technology and expanded computer applications, the Company is positioned to not only operate more efficiently, but to compete in an environment increasingly influenced by cost containment.

External Growth Strategy

The Company’s external growth strategy is to continue its expansion through selected acquisitions. The Company believes that home health nursing companies are currently undervalued and provide excellent opportunities to gain additional market share. The Company’s acquisition strategy includes the following key elements:

Focus on Large Hospital Systems with Internal Home Health Agencies. PPS, which was implemented in October 2000, eliminates the opportunities for cost shifting by hospitals. Many hospitals can no longer compete effectively in the home health business. As a result, many hospitals have made the decision, or are considering, to sell their agencies or alternatively, partner with a reputable company to provide these services. This not only provides the Company with the opportunity to acquire quality agencies, but to acquire agencies with a strong base of physician referrals.

Target Large, Multi-Site Agencies. By acquiring multi-site agencies and eliminating their corporate structure, the Company hopes to rapidly dominate a market by layering the new business into its current agencies, enhancing current market share or expanding its coverage to markets that are contiguous to existing markets.

Target Metropolitan Areas. Metropolitan-based agencies are principal targets due to the synergies created by large patient populations located in close proximity to each other.

Focus on Medicare Eligible Patients. The Company targets its marketing activities toward Medicare eligible patients. Approximately 93% of the Company’s net service revenue was derived from Medicare for the year ended December 31, 2004.

Hospice Services

The Company also operates two hospice locations as of December 31, 2004, which accounted for approximately 2% of the Company’s net service revenues in fiscal year 2004, and has plans to open at least two additional hospice locations during 2005.

Hospice care became a covered benefit under the Medicare program in 1983. Unlike home health care, which focuses on the curative treatment of patients, hospice care focuses primarily on improving the quality of life of terminally ill patients and their families.

At the center of hospice care is an interdisciplinary team that provides comprehensive management of the healthcare services and products needed by hospice patients and their families. An interdisciplinary team is typically comprised of a physician, a patient care manager, registered nurses, certified home health aides, social workers, a chaplain, a homemaker and specially trained volunteers.

We assign each of our hospice patients to an interdisciplinary team, which assesses the clinical, psychosocial and spiritual needs of the patient and their family, develops a plan of care, and delivers, monitors and coordinates that plan with the goal of providing appropriate care for the patient and their family. This interdisciplinary team approach offers significant benefits to hospice patients, their families and payors.

Home Health Care Services

Services provided in home health care include four broad categories: (1) home health nursing services, (2) infusion therapy, (3) respiratory therapy and, (4) home medical equipment. According to statistics from the Centers for Medicare and Medicaid Services (“CMS”), Office of the Actuary, total expenditures by payors on home health nursing services were approximately $40 billion in 2003. Medicare is the largest single payor, accounting for $13 billion in 2003, and this is projected to grow to $28 billion by 2014, according to the Home Health Care Spending projections by CMS, Office of the Actuary.

The Company operated 108 home care nursing offices, two hospice offices and two corporate offices in the southern and southeastern United States at December 31, 2004. The Company has built its reputation based on providing quality care and specialty nursing services. Because its services are comprehensive, cost-effective and accessible 24 hours a day, seven days a week, the Company’s home health care nursing services are attractive to both payors and physicians. Over 84% of the Company’s offices are accredited by the Joint Commission on Accreditation of Health Care Organizations (“JCAHO”) or by the Community Health Accreditation Program. The Company intends to seek accreditation for all remaining non-accredited offices. The Company provides a wide variety of home health care services including:

Registered nurses that provide specialty services such as skilled monitoring, assessments and patient education. Many of the Company’s nurses have advanced certifications.

Licensed practical (vocational) nurses that perform technical procedures, administer medications and change surgical and medical dressings.

Physical and occupational therapists that work to strengthen muscles, restore range of motion and help patients perform the activities of daily living.

Speech pathologists/therapists that work to restore communication and oral skills.

Social workers that help families address the problems associated with acute and chronic illnesses.

Home health aides that perform personal care such as bathing or assistance in walking.

Private duty services that provide continuous hourly nursing care and sitter services.

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

Medicare Reimbursement for Home Health Nursing

The Company derived approximately 93% and 91% of its net service revenue from the Medicare system for the years ended December 31, 2004 and 2003, respectively.

Since October 2000, with the implementation of PPS, the Company has been paid by Medicare based on episodes of care. An episode of care is defined as a length of care up to 60 days with multiple continuous episodes allowed. A base episode payment is established by the Medicare Program through federal legislation for all episodes of care ended on or after the applicable time periods detailed below:

Period Beginning	Base episode payment
October 1, 2000 through March 31, 2001	$2,115 per episode
April 1, 2001 through September 30, 2001	$2,264 per episode
October 1, 2001 through September 30, 2002	$2,274 per episode
October 1, 2002 through September 30, 2003	$2,159 per episode
October 1, 2003 through March 31, 2004	$2,231 per episode
April 1, 2004 through December 31, 2004	$2,213 per episode
January 1, 2005 through December 31, 2005	$2,264 per episode

The provision in the Benefits Improvement and Protection Act (“BIPA”) whereby home health providers received a 10% increase in reimbursement that began April 2001 for serving patients in rural areas expired March 31, 2003, however, in April 2004, a 5% increase in reimbursement was reinstated for a one-year period. The Company cannot predict with reasonable certainty whether or not this rural patient reimbursement add-on will be extended, and, if so, what the applicable add-on rate. Patients in rural areas account for approximately 28% of the Company’s patient population as of December 31, 2004.

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

The base episode payment as shown above is adjusted by a number of factors including, but not limited to, the following: a case mix adjuster consisting of 80 home health resource groups (“HHRG”), the applicable geographic wage index (to give effect to geographic differences in wage levels), low utilization (either expected or unexpected), intervening events, such as a significant change in the patient’s condition and other factors. The episode payment is also adjusted in the event that a patient is either readmitted by the Company, or admitted to another home health agency, prior to the expiration of 60 days from the original admission date – these reimbursement adjustments are known as partial episode payments. As a result, the actual payment to the Company is different from the base episode payments listed above, but generally, a decrease in a base episode payment will result in a decrease in actual episode payment. The episode payment will be made to providers regardless of the cost to provide care. The services covered by the episode payment include all disciplines of care, in addition to medical supplies, within the scope of the home health benefit.

A portion of the cash reimbursement from each Medicare episode is typically received before all services are rendered. The estimated episodic payment is billed at the commencement of the episode. Medicare reimburses 60% of the estimated reimbursement at the initial billing for the initial episode of care per patient and the remaining reimbursement is received upon completion of the episode and upon final billing. Medicare reimburses 50% at initial billing for any subsequent episodes of care for a previously admitted patient immediately following the first episode of care for a patient. The remaining 50% reimbursement is received upon completion of the episode and upon final billing.

Revenue is recorded as services are provided to a patient. Amounts billed and/or received in advance of services performed are recorded as deferred revenue. The amount of deferred revenue at December 31, 2004 and 2003 was $14.9 million and $8.7 million, respectively. These deferred revenue amounts have been recorded as a reduction to accounts receivable in the accompanying Consolidated Balance Sheets since only a nominal amount of deferred revenue represents cash collected in advance of providing services. For episodes of care that are completed, all of the revenue expected to be received for that episode is recognized. The amount of revenue recognized for episodes of care which are incomplete at period end is based on an estimate of the portion of the episode which applies to the period, and is calculated based upon total visits performed to date as a percentage of total expected visits for a particular episode. Management believes that this is a reasonable estimate for revenue with respect to services provided for incomplete episodes, and for which reimbursement will be ultimately received. Because of the potential for changes in base episode payments referred to above and the complexity of the regulations noted above, the estimated amounts originally recorded as net patient revenue and accounts receivable may be subject to revision as additional information becomes known.

During 2003, CMS informed home health care providers that it intended to make certain recoveries of amounts overpaid to providers for the periods dating from the implementation of PPS on October 1, 2000 through particular dates in 2003 and 2004. The first of these amounts related to partial episode payments (“PEPs”), whereby a patient was readmitted to a home health care agency prior to the passing of 60 days from the previous admission date at another home health agency. In such instances, reimbursement for the first agency is reduced. CMS advised the industry that CMS had implemented changes to its computer system such that the proper adjustment would be made at the time of claim submission on an ongoing basis, and that recovery for prior overpayments would commence in the summer of 2003 and extend over a two-year period. The Company reserved, based on information supplied by CMS, approximately $0.9 million in 2003 for all claims dating from October 1, 2000. During the twelve months ended December 31, 2004, CMS recouped approximately $51,000 of the above estimated overpayments. The Company cannot predict the actual timing of future collections initiated by CMS. Secondly, CMS advised the industry that it would seek recovery of overpayments that were made for patients who had, within 14 days of such admission, been discharged from inpatient facilities, including hospitals, rehabilitation and skilled nursing units, and that these recoveries would commence in April 2004. This date was subsequently extended to 2005. CMS will provide at least five weeks notice of any impending recovery. To date no notice has been received by the Company. The Company conducted an analysis of a sample of claims where and when these events had occurred, and estimated that, for all periods dating from October 1, 2000 through December 31, 2003, a reserve in the amount of approximately $1.5 million was appropriate. This reserve is recorded in current portion of Medicare liabilities in the accompanying Consolidated Balance Sheets.

Prior to the implementation of PPS on October 1, 2000, reimbursement for home health care services to patients covered by the Medicare program was based on reimbursement of allowable costs subject to certain limits. Final reimbursement was determined after submission of annual cost reports and audits thereof by the fiscal intermediaries. Retroactive adjustments have been accrued on an estimated basis in the period the related services were rendered and will be adjusted in future periods, as final settlements are determined. Estimated settlements for cost report years ended 1997 and subsequent years, which are still subject to audit by the intermediary and the Department of Health and Human Services, are recorded in current Medicare liabilities in the accompanying Consolidated Balance Sheets. Under the new PPS rules, annual cost reports are still required as a condition of participation in the Medicare program. However, there are no final settlements or retroactive adjustments based on the submitted annual cost reports.

Information Technology

Effective October 1, 2001, the Company entered into a Software License Agreement (“License Agreement”) with CareSouth for the use of a home health care billing and collections software system. The License Agreement, which expired in May 2004, contained a bargain purchase option that the Company exercised upon expiration. The Company has extensively enhanced this software, utilizing employed development staff. This billing and collection software is combined with both internally developed clinical management software, and other externally sourced software, and is used throughout the Company’s operations. The Company intends to continue this development process in order to improve the efficiency of its operations. In particular, the Company, in January 2005, commenced an important modification to the underlying database for the software. This modification implements a Sequel database, which management believes will allow the Company significantly more system capacity, and therefore, ensuring system capacity for growth opportunities.

Furthermore, the Company plans to commence making certain modules of its clinical software available on mobile computers in the second half of 2005, and to provide such mobile computers to an increasing proportion of its clinical staff. Management believes that a successful implementation of this application will enhance the Company’s efficiency by having more accurate nursing notes available in a more timely manner. Such an implementation could provide additional benefits for the quality of medical records.

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

The Company has an active quality management team that makes periodic on-site inspections of field offices to review systems, operations, and clinical procedures. During the second six months of 2004, the Company increased the size of this team, and expanded the range of the inspections undertaken by the personnel. An educational division is also part of this quality management team and is responsible for conducting educational and training sessions at the field offices, as well as disseminating continuing education materials to the Company’s employees. Additionally, the quality management team works in conjunction with the Company’s Corporate Compliance Officer to perform compliance audits and conduct education to enhance the knowledge of the field staff and to ensure compliance with state and federal laws and regulations.

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

The Company’s Training and Development department provides education and development opportunities to employees throughout the Company. Through the orientation program, new employees are introduced to the Company’s mission, vision, strategy, purpose and core beliefs, and receive compliance education from the Company’s Chief Compliance Officer. During the fourth quarter of 2004, the Company provided a one-day orientation program to all employees of the Company who had not previously received this training. A training certification program for clinicians assures that clinical staff are prepared for their responsibilities in providing care in patients homes. In addition, leadership development efforts help to assure that managers are well prepared to meet the challenges of their day-to-day management responsibilities.

The Company believes that it is in compliance with all material Department of Labor regulations.

Government Regulation

The Company’s home health care business is highly regulated by federal, state and local authorities. Regulations and policies frequently change, and the Company monitors changes through trade and governmental publications and related associations. The Company’s home health care subsidiaries are certified by CMS and are therefore eligible to receive reimbursement for services provided through the Medicare program. As a provider under the Medicare and Medicaid systems, the Company is subject to the various anti-fraud and abuse laws, including the federal health care programs’ anti-kickback statute. This law prohibits any offer, payment, solicitation or receipt of any form of remuneration to induce the referral of business reimbursable under a federal health care program or in return for the purchase, lease, order, arranging for, or recommendation of items or services covered by any federal health care programs or any health care plans or programs that are funded by the United States government (other than certain federal employee health insurance benefits) and certain state health care programs that receive federal funds under various programs, such as Medicaid. A related law forbids the offer or transfer of any item or service for less than fair market value, or certain waivers of co-payment obligations, to a beneficiary of Medicare or a state health care program that is likely to influence the beneficiary’s selection of health care providers. Violations of the anti-fraud and abuse laws can result in the imposition of substantial civil and criminal penalties and, potentially, exclusion from furnishing services under any federal health care programs. In addition, the states in which the Company operates generally have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers where they are designed to obtain the referral of patients to a particular provider.

Congress adopted legislation in 1989, known as the “Stark Law”, that generally prohibits a physician from ordering clinical laboratory services for a Medicare beneficiary where the entity providing that service has a financial relationship (including direct or indirect ownership or compensation relationships) with the physician (or a member of his/her immediate family), and prohibits such entity from billing for or receiving reimbursement for such services, unless a specified exception is available. Additional legislation became effective as of January 1, 1993, known as “Stark II,” that extends the Stark law prohibitions to services under state Medicaid programs, and beyond clinical laboratory services to all “designated health services,” including, but not limited to, home health services, durable medical equipment and supplies, and parenteral and enteral nutrients, equipment, and supplies. Violations of the Stark Law may also trigger civil monetary penalties and program exclusion. Pursuant to Stark II, physicians who are compensated by the Company will be prohibited from seeking reimbursement for designated health services rendered to such patients unless an exception applies. Several of the states in which the Company conducts business have also enacted statutes similar in scope and purpose to the federal fraud and abuse laws and the Stark laws.

Various federal and state laws impose criminal and civil penalties for submitting false claims for Medicare, Medicaid or other health care reimbursements. The Company believes that it bills for its services under such programs accurately, although the rules governing coverage of, and reimbursements for, the Company’s services are complex. There can be no assurance that these rules will be interpreted in a manner consistent with the Company’s billing practices.

The Health Insurance Portability and Accountability Act (“HIPAA”) was enacted August 21, 1996 to assure health insurance portability, reduce health care fraud and abuse, guarantee security and privacy of health information and enforce standards for health information. Organizations were required to be in compliance with certain HIPAA provisions relating to security and privacy beginning April 14, 2003. The Company believes that it was in compliance as of April 14, 2003, and is currently in compliance. Organizations are subject to significant fines and penalties if found not to be compliant with the provisions outlined in the regulations. Regulations issued pursuant to HIPAA impose ongoing obligations relative to training, monitoring and enforcement, and management has implemented processes and procedures to ensure continued compliance with these regulations.

Pursuant to the provisions of HIPAA, covered health care providers were required to comply with the statute’s electronic Health Care Transactions and Code Sets. The Company is now capable of transmitting electronic information in HIPAA-compliant format to any vendor who is also 100 percent HIPAA-compliant. The Company’s largest trading partner, as defined by HIPAA, processes claims on behalf of CMS, is our fiscal intermediary, who is using the HIPAA-compliant specifications. However, the Virginia Medicaid program, one of the Company’s smaller trading partners, has elected to utilize HIPAA-compliant specifications with non-standard coding specifications, which has required the Company to integrate this new format, which is presently pending, but which will not materially impair the Company’s operations or finances. New HIPAA electronic security regulations also become effective in April of 2005, with which the Company intends to be fully compliant.

Home health care offices have licenses granted by the health authorities of their respective states. Additionally, some state health authorities require a Certificate of Need (“CON”) or Permit of Approval (“POA”). Tennessee, Georgia, Alabama, North Carolina, South Carolina, Mississippi, and Maryland require a CON to establish and operate a home health care agency, while Arkansas requires a POA. Louisiana, Oklahoma, Virginia, Texas and Florida currently do not have such requirements. However, Louisiana remains subject to a legislative moratorium on the award of new home health licenses that has been in place for several years, and will continue for the foreseeable future. In every state, each location license and/or CON or POA issued by the state health authority determines the service areas for the home health care agency.

The Company strives to comply with all federal, state and local regulations, and has passed all federal and state inspections and surveys, subject to current surveys of nine operating locations that have certain identified deficiencies. In the event that these deficiencies, for which the Company has submitted appropriate plans of corrections, are not resolved within the specified period, regulatory consequences may result, including in the case of one location revocation of Medicare participation. The ability of the Company to operate properly and fulfill its business objective will depend on the Company’s ability to comply with all applicable healthcare regulations.

In 1999, the Company discovered questionable conduct involving the former owner of one of its smaller agencies, which occurred between 1994 and 1997. The Company conducted an initial audit (using an independent auditor) and voluntarily disclosed the irregularities to the Department of Health and Human Services’ Office of the Inspector General (“OIG”). Thereafter, the government examined the disclosed activities, and during the second quarter of 2002, the Company conducted a further audit of relevant claims that was initiated at the request of the OIG, which was completed during the third quarter of 2002. In February 2003, the OIG offered a settlement that included certain penalties not previously anticipated by the Company, as the Company self-reported the matter. On August 8, 2003, the Company signed both a Settlement Agreement and a Corporate Integrity Agreement with the OIG and Department of Justice. The Settlement Agreement provides for payment of a financial settlement in three equal annual payments of $386,000, with the first payment made on the date of execution and the second payment made on August 6, 2004. This agreement also obligates the Company to amend previously filed cost reports to deduct costs incurred by the Company for audit and investigation of this matter, and the Company has taken the necessary steps to re-open the applicable cost reports.

The Corporate Integrity Agreement, which is binding for a three-year period, requires that the Company maintain its existing compliance program and provides for enhanced training requirements, annual claims audits of the subject agency by an independent reviewer, and regular reporting to the OIG. This agreement provides for stipulated penalties in the event of non-compliance by the Company, including the possibility of exclusion from the Medicare program. The Company believes that these obligations will not materially affect the Company’s operations or financial performance over the period of the agreement, although no assurances can be provided that the ultimate cost will not be materially different. Management believes the Company is in compliance with the Corporate Integrity Agreement as of December 31, 2004.

Competition

The services provided by the Company are also provided by competitors at the local, regional and national levels. Home health care providers compete for referrals based primarily on scope and quality of services, geographic coverage, pricing, and outcomes data. The impact of competitors is best determined on a market-by-market basis.

The Company believes its generally favorable competitive position in its markets is attributable to its reputation for over a decade of consistent, high quality care, its comprehensive range of services, its state-of-the-art information management and technology systems, and its widespread service network.

Seasonality

The demand for the Company’s home health care nursing is slightly lower from April through September of each year, although the variation is generally less than 5% from the monthly average.

Employees

As of December 31, 2004, the Company had 2,534 full-time employees, and 1,060 part-time employees, including part-time field nurses and other professionals in the field. The Company currently employs the following classifications of personnel: administrative level employees which consist of a senior management team (Chief Executive Officer President and Chief Operating Officer, Chief Financial Officer, Chief Information Officer and Chief Compliance Officer), senior vice presidents and vice presidents, office administrative staff, clinical managers and nursing directors, accountants, sales executives, licensed and certified professional staff (RNs, LPNs, therapists and therapy assistants), and non-licensed care givers (aides). The Company’s labor force is not unionized or subject to any collective bargaining agreements.

The Company complies with the Fair Labor Standards Act in establishing compensation methods for its employees. Select positions within the Company are eligible for bonuses based on the achievement of pre-determined budgeted performance measures. The Company sponsors and contributes toward the cost of a group health insurance program for its eligible employees and their dependents. The group health insurance program is self-funded by the Company; however, there is a re-insurance policy in place to limit the liability for the Company. In addition, the Company provides a group term life insurance policy and a long-term disability policy for eligible employees. The Company also offers a 401(k) retirement plan, a Cafeteria Section 125 plan, an Employee Stock Purchase Plan, supplemental benefit programs, and paid time-off benefits for eligible employees.

The Company believes its employee relations are good. It successfully recruits employees and a significant number of its employees are shareholders.

Insurance

The Company maintains casualty coverages for all of its operations, including professional and general liability, workers’ compensation, automobile, property, fiduciary liability, and directors and officers. The insurance program is reviewed periodically throughout the year and thoroughly on an annual basis to ensure adequate coverage is in place. For the years ended December 31, 1995 through December 31, 1998, the Company was approved through the State of Louisiana to self-insure its workers’ compensation program. All other states were covered on a fully insured basis through “A+” rated insurers. In January 1999, the Company changed from the self-insured workers’ compensation plan to a fully-insured, guaranteed cost plan, and in January 2003, the Company reverted to a high deductible plan with a $250,000 deductible per claim which the Company currently maintains. All of the Company’s employees are bonded. The Company is self-insured for its employee health benefits, with reinsurance in place for individual claims in excess of $100,000. In 2005, the reinsurance was increased to individual claims in excess of $125,000.

From December 31, 1998 to November 9, 2000, the Company was covered by Reliance Insurance Company of Illinois (“Reliance”) for risks associated with professional and general liability. The Company became aware of the deteriorating stability and rating of Reliance during the latter part of 2000 and thus, secured coverage with another insurer on November 9, 2000 for occurrences after that date. Reliance is currently in liquidation and may not be in a position to pay or defend claims incurred by the Company during the period stated above. The Company has two open claims relating to the above period, which it is now defending and does not believe that the ultimate resolution of these claims will be materially different from reserves established for those claims. The Company is unaware of, and does not expect, any material claims that may be made based on occurrences during the period, but there is no assurance that additional claims will not be brought against the Company relating to incidents which occurred during the time period stated above or that any such claims will not be material.

Risk Factors

Risks Related to Our Industry

Our profitability depends principally on the level of government-mandated payment rates. Reductions in rates or rate increases that do not cover cost increases may adversely affect our business.

We generally receive fixed payments from Medicare for our services based on the level of care that we provide patients. Consequently, our profitability largely depends upon our ability to manage the cost of providing services. Although Medicare currently provides for an annual adjustment of the various payment rates based on the increase or decrease of the medical care expenditure category of the Consumer Price Index, these Medicare payment rate increases may be less than actual inflation or could be eliminated or reduced in any given year. Alternatively, if our cost of providing services, which consists primarily of labor costs, increases more than the annual Medicare price adjustment, our profitability could be impacted negatively.

If any of our agencies fails to comply with the conditions of participation in the Medicare program, that agency could be terminated from the Medicare program, which would adversely affect our net patient service revenue and profitability.

Each of our home care agencies must comply with the extensive conditions of participation in the Medicare program. If any of our agencies fails to meet any of the Medicare conditions of participation, that agency may receive a notice of deficiency from the applicable state surveyor. If that agency then fails to institute a plan of correction to correct the deficiency within the correction period provided by the state surveyor, that agency could be terminated from the Medicare program. Any termination of one or more of our home care agencies from the Medicare program for failure to satisfy the program’s conditions of participation could adversely affect our net service revenue and profitability.

We are subject to extensive government regulation. Any changes to the laws and regulations governing our business, or the interpretation and enforcement of those laws or regulations, could cause us to modify our operations and could negatively impact our operating results.

The federal government and the states in which we operate regulate our industry extensively. The laws and regulations governing our operations, along with the terms of participation in various government programs, regulate how we do business, the services we offer, and our interactions with patients and the public. These laws and regulations, and their interpretations, are subject to frequent change. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or regulations could reduce our profitability by:

•	increasing our liability;

•	increasing our administrative and other costs;

•	increasing or decreasing mandated services;

•	requiring us to restructure our relationships with referral sources and providers; or

•	requiring us to implement additional or different programs and systems.

For example, Congress enacted the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which mandates that provider organizations enhance privacy protections for patient health information. This requires companies like us to add new administrative, information, and security systems to prevent inappropriate release of protected health information. Compliance with this law has added, and will continue to add, costs that affect our profitability.

In addition, we are subject to various routine and non-routine governmental reviews, audits, and investigations. Violation of the laws governing our operations, or changes in interpretations of those laws, could result in the imposition of fines, civil or criminal penalties, the termination of our rights to participate in federal and state-sponsored programs, and the suspension or revocation of our licenses. If we become subject to material fines or if other sanctions or other corrective actions are imposed on us, we might suffer a substantial reduction in profitability.

If we are unable to maintain relationships with existing patient referral sources or to establish new referral sources, our growth and profitability could be adversely affected.

Our success depends significantly on referrals from physicians, hospitals, and other patient referral sources in the communities that our home care agencies serve, as well as on our ability to maintain good relationships with these referral sources. Our referral sources are not contractually obligated to refer home care patients to us and may refer their patients to other home care providers. Our growth and profitability depend on our ability to establish and maintain close working relationships with these patient referral sources and to increase awareness and acceptance of the home care benefit by our referral sources and their patients. We cannot assure you that we will be able to maintain our existing referral source relationships or that we will be able to develop and maintain new relationships in existing or new markets. Our loss of, or failure to maintain, existing relationships or our failure to develop new relationships could adversely affect our ability to expand our operations and operate profitably.

We may be subject to substantial malpractice or other similar claims.

The services we offer involve an inherent risk of professional liability and related substantial damage awards. On any given day, we have several hundred nurses and other direct care personnel driving to and from patients’ homes where they deliver medical and other care. Due to the nature of our business, we and the caregivers who provide services on our behalf may be the subject of medical malpractice claims. These caregivers could be considered our agents and, as a result, we could be held liable for their medical negligence. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. We maintain malpractice liability insurance and are responsible for amounts in excess of the limits of our coverage.

Delays in reimbursement may cause liquidity problems.

Our business is characterized by delays in reimbursement from the time we provide services to the time we receive reimbursement or payment for these services. If we have information system problems or issues that arise with Medicare, we may encounter delays in our payment cycle. Such a timing delay may cause working capital shortages. As a result, working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. We cannot assure you that industry trends will not extend our collection period, adversely impact our working capital, or that our working capital management procedures will successfully negate this risk.

Our industry is highly competitive.

We compete with local and regional home health care companies, hospitals, nursing homes, and other businesses that provide home nursing services, some of which are large established companies that have significantly greater resources than we do. Our primary competition comes from local companies in each of our markets, and these privately owned or hospital-owned health care providers vary by region and market. We compete based on the availability of personnel; the quality, expertise, and value of our services; and in select instances, on the price of our services. Increased competition in the future from existing competitors or new entrants may limit our ability to maintain or increase our market share. We cannot assure you that we will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse impact on our business, financial condition, or results of operations.

Some of our existing and potential new competitors may enjoy greater name recognition and greater financial, technical, and marketing resources than we do. This may permit our competitors to devote greater resources than we can to the development and promotion of services. These competitors may undertake more far-reaching and effective marketing campaigns and may offer more attractive opportunities to existing and potential employees and services to referral sources.

We expect our competitors to develop new strategic relationships with providers, referral sources, and payors, which could result in increased competition. The introduction of new and enhanced service offerings, in combination with industry consolidation and the development of strategic relationships by our competitors, could cause a decline in revenue or loss of market acceptance of our services or make our services less attractive. Additionally, we compete with a number of non-profit organizations that can finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions that are unavailable to us.

We expect that industry forces will continue to have an impact on our business and that of our competitors. In recent years, the health care industry has undergone significant changes driven by efforts to reduce costs. For example, the Medicare Modernization Act of December 2003 (“MMA”) allocated significant additional funds to Medicare managed care providers in order to promote greater participation in those plans by Medicare beneficiaries. If these increased funding levels have the intended result, the rate of growth in the Medicare fee-for-service market, where we have generated the majority of our historical revenue, could decline. The frequent changes in our industry have increased competition among home health care providers. If we are unable to react competitively to new developments, our operating results may suffer.

A shortage of qualified registered nursing staff and other caregivers could adversely affect our ability to attract, train and retain qualified personnel and could increase operating costs.

We rely significantly on our ability to attract and retain caregivers who possess the skills, experience, and licenses necessary to meet the requirements of our patients. We compete for home health care personnel with other providers of home nursing services. Our ability to attract and retain caregivers depends on several factors, including our ability to provide these caregivers with attractive assignments and competitive benefits and salaries. We cannot assure you that we will succeed in any of these areas. The cost of attracting caregivers and providing them with attractive benefit packages may be higher than anticipated and, if that occurs, our profitability could decline. If we are unable to attract and retain caregivers, the quality of our services may decline, and we could lose patients and referral sources.

Risks Related to Our Business

We depend on Medicare for substantially all of our revenues.

For the years ended December 31, 2004, 2003 and 2002, we received 93%, 91% and 88%, respectively, of our revenue from Medicare. Reductions in Medicare reimbursement could have an adverse impact on our profitability. Such reductions in payments to us could be caused by:

•	administrative or legislative changes to the base episode rate;

•	the elimination or reduction of annual rate increases based on medical inflation;

•	the imposition by Medicare of co-payments or other mechanisms shifting responsibility for a portion of payment to beneficiaries;

•	adjustments to the relative components of the wage index;

•	changes to our case mix or therapy thresholds; or

•	other adverse changes to the way we are paid for delivering our services.

Our non-Medicare revenues and profitability also are affected by the continuing efforts of third-party payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services, and negotiating reduced contract pricing. Any changes in reimbursement levels from these third-party payor sources and any changes in applicable government regulations could have a material adverse effect on our revenues and profitability. We can provide no assurance that we will continue to maintain the current payor or revenue mix.

We are operating under a Corporate Integrity Agreement. Violations to that agreement could result in penalties or exclusion from participation in the Medicare program.

In 1999 we uncovered certain improprieties stemming from the unauthorized conduct of an agency director in our Monroe, Louisiana location, an agency we had acquired previously. We disclosed these improprieties to the Office of the Inspector General (“OIG”). Following an extensive series of audits, we and the OIG reached a settlement in August 2003, whereby we agreed to repay approximately $1.2 million to the government in three annual payments, the last of which we will make in August 2005. As part of the settlement, we also executed a three-year Corporate Integrity Agreement (“CIA”) which requires that we:

•	maintain our current compliance program;

•	specify additional training requirements;

•	conduct annual, independent audits of the agency; and

•	make timely disclosure of, and repay, overpayments resulting from any potential fraud or abuse of which we become aware.

There are stipulated penalties for violations of the CIA. Egregious violations of the CIA could result in our exclusion from further participation in government-funded health programs. We have designated a Chief Compliance Officer to ensure ongoing compliance with the terms and conditions of the CIA as well as compliance with all other applicable laws, rules, and regulations. Any acquired businesses are subject to the provisions of the CIA.

We believe that we are in compliance with all state and federal fraud and abuse provisions and all other applicable government laws and regulations. Our compliance with these laws and regulations may be subject to future government review and interpretation and possible regulatory actions currently unknown or unasserted. If we are found to be in violation of any of these provisions, it could have a material adverse effect on our business.

We operate our agencies under licenses issued and regulated by the respective states in which they are located. Each agency is subject to periodic surveys and complaint-based surveys. If a survey identifies violations of state standards, the agency typically is afforded a grace period in which to comply or otherwise lose its license to operate. We use a Clinical Operations Department, staffed by regional personnel, to prepare each agency for these surveys and respond when those surveys identify potential problems or when plans-of-correction are required to bring the agency back into compliance. If we are found to be in violation of any of these state standards, it could have a material adverse effect on our business.

Our growth strategy depends on our ability to manage growing and changing operations.

Our business has grown significantly in size and complexity in recent years. Our internal growth rate for Medicare patient admissions was 28% for calendar year 2004 and 8% for calendar year 2003. This growth has placed, and will continue to place, significant demands on our management systems, internal controls, and financial and professional resources. In addition, we will need to further develop our financial controls and reporting systems to accommodate future growth. This could require us to incur expenses for hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems, and expanding our information technology infrastructure. Our inability to manage growth effectively could have a material adverse effect on our financial results.

Our growth strategy depends on our ability to develop and to acquire additional home care agencies on favorable terms and to integrate and operate these agencies effectively. If we are unable to do so, our future growth and operating results could be negatively impacted.

Developments. We expect to continue to open agencies in our existing and new markets. Our new agency growth, however, will depend on several factors, including our ability to:

•	obtain locations for agencies in markets where need exists;

•	identify and hire a sufficient number of appropriately trained home care and other health care professionals;

•	obtain adequate financing to fund growth; and

•	operate successfully under applicable government regulations.

Acquisitions. We are focusing more time and resources on the acquisition of small to medium-sized home health providers, or of certain of their assets, in targeted markets. We may be unable to identify, negotiate, and complete suitable acquisition opportunities on reasonable terms. We may incur future liabilities related to acquisitions. Should any of the following problems, or others, occur as a result of our acquisition strategy, the impact could be material:

•	difficulties integrating acquired personnel and other corporate cultures into our business;

•	difficulties integrating information systems;

•	the potential loss of key employees or referral sources of acquired companies or a reduction in patient referrals by hospitals from which we have acquired home health care agencies;

•	the assumption of liabilities and exposure to undisclosed liabilities of acquired companies;

•	the acquisition of an agency with undisclosed compliance problems;

•	the diversion of management attention from existing operations; or

•	an unsuccessful claim for indemnification rights from previous owners for acts or omissions arising prior to the date of acquisition.

Our acquisitions may impose strains on our existing resources.

As a result of our past and current acquisition strategy, we have grown significantly over the last two years. As we continue to add acquisition-related revenue and expand our markets, our growth could strain our resources, including management, information systems, regulatory compliance, logistics, and other controls. We cannot assure you that our resources will keep pace with our anticipated growth. If we do not manage our expected growth effectively, our future results could be adversely affected.

We may face increasing competition for acquisition candidates.

We intend to grow significantly through the continued acquisition of additional home nursing agencies. We face competition for acquisition candidates, which may limit the number of acquisition opportunities available to us and may lead to higher acquisition prices. Recently, we have observed an increase in acquisition prices for mid-sized and larger regional home health care companies. We cannot assure you that we will be able to identify suitable acquisitions in the future or that any such opportunities, if identified, will be consummated on favorable terms, if at all. In the absence of completing successful acquisitions, our future growth rate would decline. In addition, we cannot assure you that any future acquisitions, if consummated, will result in further growth.

We may require additional capital to pursue our acquisition strategy.

At December 31, 2004, we had cash and cash equivalents of approximately $90 million. Based on our current plan of operations, including acquisitions, we cannot assure you that this amount will be sufficient to support current growth strategies. We cannot readily predict the timing, size, and success of our acquisition efforts and the associated capital commitments. If we do not have sufficient cash resources, our growth could be limited unless we obtain additional equity or debt financing. Effective as of April 28, 2004, we entered into a credit agreement with General Electric Capital Corporation for a $15.0 million revolving credit facility, with $10.0 million of additional borrowing capacity, upon the satisfaction of certain conditions as defined in the credit agreement, for a total borrowing capacity of $25.0 million.

Our business depends on our information systems. Our inability to effectively integrate, manage, and keep secure our information systems could disrupt our operations.

Our business depends on effective and secure information systems that assist us in, among other things, monitoring utilization and other cost factors, processing claims, reporting financial results, measuring outcomes and quality of care, managing regulatory compliance controls, and maintaining operational efficiencies. These systems include software developed in-house and systems provided by external contractors and other service providers. To the extent that these external contractors or other service providers become insolvent or fail to support the software or systems, our operations could be affected negatively. Our agencies also depend upon our information systems for accounting, billing, collections, risk management, quality assurance, payroll, and other information. If we experience a reduction in the performance, reliability, or availability of our information systems, our operations and ability to produce timely and accurate reports could be adversely affected.

Our information systems and applications require continual maintenance, upgrading, and enhancement to meet our operational needs. Our acquisition activity requires transitions and integration of various information systems. We regularly upgrade and expand our information systems’ capabilities. If we experience difficulties with the transition and integration of information systems or are unable to implement, maintain, or expand our systems properly, we could suffer from, among other things, operational disruptions, regulatory problems, and increases in administrative expenses.

Our business requires the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems and patient data stored in our information systems. Anyone who circumvents our security measures could misappropriate our confidential information or cause interruptions in our services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses or software programs that disable or impair computers have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems, or those of our providers or regulators, which could disrupt our operations or make our systems inaccessible to our providers or regulators. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. Because of the confidential health information we store and transmit, security breaches could expose us to a risk of regulatory action, litigation, possible liability and loss. Our security measures may be inadequate to prevent security breaches, and our business operations would be negatively impacted by cancellation of contracts and loss of patients if security breaches are not prevented.

Our clinical software system has been developed in-house. Failure of, or problems with, our system could harm our business and operating results.

We have developed and utilize a proprietary Windows-based clinical software system to collect assessment data, schedule and log patient visits, generate medical orders, and monitor treatments and outcomes in accordance with established medical standards. The system integrates billing and collections functionality as well as accounting, human resource, payroll, and employee benefits programs provided by third parties. Problems with, or the failure of, our technology and systems could negatively impact data capture, billing, collections, and management and reporting capabilities. Any such problems or failures could adversely affect our operations and reputation, result in significant costs to us, and impair our ability to provide our services in the future. The costs incurred in correcting any errors or problems may be substantial and could adversely affect our profitability.

We may experience difficulties implementing a new information system.

We are in the process of consolidating our various agency databases into an enterprise-wide system to improve the accuracy, reliability, and efficiency of processing and management reporting. We are engaged in transitioning from our current database system to a Sequel database. However, if any problems emerge in connection with this transition, our ability to manage our operations would be impaired from both a clinical and financial perspective, which could have a material adverse effect on our business.

We depend on outside software providers.

We depend on the proper functioning and availability of our information systems in operating our business, some of which are provided by outside software providers. These information systems and applications require continual maintenance, upgrading, and enhancement to meet our operational needs. If our providers are unable to maintain or expand our information systems properly, we could suffer from operational disruptions and an increase in administrative expenses, among other things.

Our insurance liability coverage may not be sufficient for our business needs.

We maintain professional liability insurance for Amedisys and our subsidiaries. However, we cannot assure you that claims will not be made in the future in excess of the limits of such insurance, if any, nor can we assure you that any such claims, if successful and in excess of such limits, will not have a material adverse effect on our ability to conduct business or on our assets. Our insurance coverage also includes fire, property damage, and general liability with varying limits. Although we maintain insurance consistent with industry practice, we cannot assure you that the insurance we maintain will satisfy claims made against us. In addition, we cannot assure you that insurance coverage will continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms.

Any claims made against us, regardless of their merit or eventual outcome, could damage our reputation and business. From December 31, 1998 to November 9, 2000, we were insured for risks associated with professional and general liability by an insurance company that currently is in liquidation under federal bankruptcy laws and may not be able to pay or defend claims incurred by us during this period, and our current insurance does not cover any such claims. We do not, however, believe that the ultimate resolution of current claims will be materially different from reserves established for them or that any material claims will be made in the future based on occurrences during that period.

We have established reserves for Medicare liabilities that may be payable by us in the future. These liabilities may be subject to audit or further review, and we may owe additional amounts beyond what we expect and have reserved for.

As of December 31, 2004, we have estimated an aggregate payable to Medicare of $9.3 million, all of which is reflected as a current liability in our Consolidated Balance Sheets. The $9.3 million liability has two components: a cost report adjustments reserve ($6.8 million), and a PPS payment adjustments reserve ($2.5 million). If actual amounts exceed our reserves, we may incur additional costs that may affect adversely our results of operations. We describe these adjustments below.

Cost Report Adjustments Reserve. Prior to the implementation of PPS on October 1, 2000, we recorded Medicare revenue at the lower of (1) actual costs, (2) the per-visit cost limit, or (3) a per-beneficiary cost limit on an individual provider basis. We determined ultimate reimbursement upon review of annual cost reports.

The recorded $6.8 million payable includes a $3.7 million reserve for open cost reports through periods ended October 2000. At the time when these audits are completed and final assessments are issued, we may apply to Medicare for repayment over a 36-month period, although there is no assurance that this application will be accepted by Medicare. These amounts relate to the Medicare payment system in effect until October 2000, under which Medicare provided us with periodic interim payments, subject to an audit of cost reports submitted by us and repayment of any overpayments by Medicare to us. The fiscal intermediary, acting on behalf of CMS, has not yet issued finalized audits with respect to 1999 and 2000, and is entitled to reopen settled cost reports for up to three years after issuing final assessments.

The payable to Medicare also includes a $3.1 million reserve related to amounts owed to Medicare as overpayments for Alliance Home Health, Inc. (“Alliance”), a subsidiary that is in bankruptcy proceedings under Chapter 7 of the U.S. Bankruptcy Code. It is uncertain at this time whether we will have any responsibility for that amount if the debt of the subsidiary is discharged in bankruptcy.

PPS Payment Adjustments Reserve. The remaining balance of $2.5 million is related to notice from CMS that it intended to make certain recoveries of amounts overpaid to providers for the periods dating from the implementation of PPS on October 1, 2000 through particular dates in 2003 and 2004. The first of these amounts related to partial episode payments whereby a patient was readmitted to home health care prior to the expiration of 60 days from the previous admission date at another home health agency. In such instances, reimbursement for the first agency is reduced. CMS advised the industry that CMS had recently implemented changes to its computer system such that these instances would be adjusted at the time of claim submission on an ongoing basis, and that recovery for prior overpayments would commence in the summer of 2003 and extend over a two-year period. We reserved, based on information supplied by CMS, approximately $1.0 million in 2003 for all claims dating from October 1, 2000. Second, CMS advised the industry that CMS would seek recovery of overpayments that were made for patients who had, within 14 days of such admission, been discharged from inpatient facilities, including hospitals, rehabilitation, and skilled nursing units, and that these recoveries would commence in April 2004, subsequently delayed until 2005. We conducted an analysis of a representative sample of claims where these events had occurred, and estimated that, for periods dating from October 1, 2000 through December 31, 2003, a reserve in the amount of approximately $1.5 million was appropriate.

We depend on the services of our executive officers and other key employees.

Our success depends upon the continued employment of certain members of our senior management team, including our Chairman and Chief Executive Officer, William F. Borne, our President and Chief Operating

Officer, Larry R. Graham, our Chief Financial Officer, Gregory H. Browne, and our Chief Information Officer, Alica A. Schwartz. We also depend upon the continued employment of the Senior Vice Presidents that manage several of our key functional areas, including operations, business development, accounting, finance, human resources, marketing, information systems, contracting, and compliance.

We maintain key employee life insurance of $4.5 million on Mr. Borne’s life and have entered into employment agreements with each of Mr. Borne, Mr. Graham and Mr. Browne. The departure of any member of our senior management team may materially adversely affect our operations.

We are defending class action lawsuits that may require us to pay substantial damage awards.

On August 23 and October 4, 2001, two class action lawsuits were filed, on behalf of all purchasers of our common stock between November 15, 2000 and June 13, 2001, against the Company and three of our executive officers. These suits, which were filed in the United States District Court for the Middle District of Louisiana, have now been consolidated. In May of 2003, the trial court certified the class, and the Company appealed that decision. On February 17, 2005, the United States Court of Appeals for the Fifth Circuit vacated the trial court’s certification order and remanded the case for further proceedings relative to class certification. The parties have agreed to a stay of all depositions and other discovery (subject to certain limited exceptions) pending a ruling on class certification.

The suit seeks damages based on the decline in our stock price following an announced restatement of earnings for the fourth quarter of 2000 and first quarter of 2001. The suits allege that management of the Company knew or were reckless in not knowing the facts giving rise to the restatement. The Company is vigorously defending these lawsuits. The Company has directors and officers insurance coverage for an amount in excess of $100,000 up to $4 million, in respect of this period. The Company is not able to estimate at this time the potential amounts that could be awarded to the plaintiffs in this matter. Although management believes our insurance coverage is sufficient in respect to any amounts that may be awarded, the Company cannot assure you that the final resolution will fall within the Company’s insurance coverage amounts. The Company has met our deductible with the legal fees that have been incurred to date. Additional legal fees will be paid by the insurer up to our policy limits.

There is a risk that we will be held responsible for some or all of the $4.2 million liability of a bankrupt subsidiary.

We consolidate the net liabilities of Alliance, a bankrupt subsidiary that is no longer in operation, in our consolidated financial statements. It is possible that we could be held responsible for some or all of this amount, and depending upon the outcome of the bankruptcy proceedings, a potentially larger amount.

Arthur Andersen LLP may not be able to satisfy any claims arising from their provision of auditing services to us, including claims that you may have under applicable securities laws.

Arthur Andersen LLP audited our financial statements for the five years ended December 31, 2001. On June 15, 2002, Arthur Andersen was convicted of obstruction of justice by a federal jury in Houston, Texas in connection with Arthur Andersen’s work for Enron Corp. On September 15, 2002, a federal judge upheld this conviction. Arthur Andersen ceased its audit practice before the Securities and Exchange Commission (“SEC”) on August 31, 2002. Because of the circumstances currently affecting Arthur Andersen LLP, as a practical matter it may not be able to satisfy any claims arising from the provision of auditing services to us, including claims that you may have under applicable securities laws.

Risks Related to Ownership of Our Common Stock

The price of our common stock may be volatile and this may adversely affect our stockholders.

The price at which our common stock trades may be volatile. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of health care companies. The market price of our common stock may be influenced by many factors, including:

•	our operating and financial performance;

•	variances in our quarterly financial results compared to research analyst expectations;

•	the depth and liquidity of the market for our common stock;

•	future sales of common stock or the perception that sales could occur;

•	investor perception of our business and our prospects;

•	developments relating to litigation and governmental investigations;

•	changes or proposed changes in health care laws or regulations or enforcement of these laws and regulations, or announcements relating to these matters; or

•	general economic and stock market conditions.

In addition, the stock market in general, and the Nasdaq National Market in particular, has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of health care provider companies. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In the past, securities class-action litigation has often been brought against companies following periods of volatility in the market price of their respective securities. We may become involved in this type of litigation in the future. Litigation of this type is often expensive to defend and may divert our management team’s attention as well as resources from the operation of our business.

Sales of substantial amounts of our common stock, or the availability of those shares for future sale, could adversely affect our stock price and limit our ability to raise capital.

At December 31, 2004, 15,310,547 shares of our common stock are outstanding. There are 171,058 shares of our common stock that may be issued under our 1998 employee stock purchase plan. As of December 31, 2004, 374,354 shares of our common stock were issuable upon the exercise of stock options which were outstanding but not exercisable, 525,636 shares of our common stock were issuable upon the exercise of stock options which were outstanding and exercisable, and 38,000 shares of our common stock were issuable upon the exercise of outstanding warrants. The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market or the perception that substantial sales could occur. These sales also may make it more difficult for us to sell common stock in the future to raise capital.

We do not anticipate paying dividends on our common stock in the foreseeable future, and you should not expect to receive dividends on shares of our common stock.

We do not pay dividends and intend to retain all future earnings to finance the continued growth and development of our business. In addition, we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future payment of cash dividends will depend upon our financial condition, capital requirements, earnings, and other factors deemed relevant by our board of directors. As of December 31, 2004, the terms of our Senior Credit Facility restricts us from paying cash dividends and making other cash distributions to our stockholders.

Our Board of Directors may utilize anti-takeover provisions or issue stock to discourage control contests.

Our Certificate of Incorporation authorizes us to issue up to 30,000,000 shares of common stock and 5,000,000 shares of undesignated Preferred Stock. Our Board of Directors may cause us to issue additional stock to discourage an attempt to obtain control of the Company. For example, shares of stock could be sold to purchasers who might support the Board of Directors in a control contest or to dilute the voting or other rights of a person seeking to obtain control. In addition, the Board of Directors could cause us to issue Preferred Stock entitling holders to:

•	vote separately on any proposed transaction;

•	convert preferred stock into common stock;

•	demand redemption at a specified price in connection with a change in control; or

•	exercise other rights designed to impede a takeover.

In addition, the issuance of additional shares may, among other things, dilute the earnings and equity per share of our common stock and the voting rights of common stockholders.

We have implemented other anti-takeover provisions or provisions that could have an anti-takeover effect, including (1) advance notice requirements for director nominations and stockholder proposals and (2) a stockholder rights plan, also known as a “poison pill”. These provisions, and others that the Board of Directors may adopt hereafter, may discourage offers to acquire us and may permit our Board of Directors to choose not to entertain offers to purchase us, even if such offers include a substantial premium to the market price of our stock. Therefore, our stockholders may be deprived of opportunities to profit from a sale of control.

ITEM 2.	PROPERTIES

The Company operates 108 home care nursing offices, two hospice offices and two corporate offices in the southern and southeastern United States. The Company presently leases approximately 22,337 square feet located at 11100 Mead Road, Baton Rouge, Louisiana, and 15,963 square feet located at 3029 South Sherwood Forest Boulevard, Baton Rouge, Louisiana, representing the corporate offices. The Mead Road lease provides for a basic annual rental rate of approximately $15.50 per square foot through the expiration date on December 31, 2006. The South Sherwood Forest lease provides for a basic annual rental rate of approximately $14.43 per square foot through the expiration date on December 31, 2006. The Company has an aggregate of 473,350 square feet of leased space for nursing and regional offices pursuant to leases that expire between January 2005 and November 2009. Rental rates for these regional offices range from $2.09 per square foot to $43.20 per square foot with an average of $13.09 per square foot. In late 2002 the Company advised that it had abandoned space in several locations, as well as negotiated buyouts of certain leases, with the objective of reducing the overall cost of leased space.

As of January 2005, the Company has entered into a conditional agreement to purchase and placed a conditional deposit on land and a building in Baton Rouge for the purpose of consolidating its corporate offices into one location, and providing additional space for further growth (See Note 15 to the Consolidated Financial Statements for further information).

The following is a list of the Company’s offices, including corporate offices, at December 31, 2004. Subsequent to this date, the Company has acquired or opened offices in South Carolina and Maryland.

Alabama (17)

Anniston

Bay Minette

Birmingham (3)

Demopolis

Fairhope

Fayette

Huntsville

Mobile

Montgomery

New Hope

Reform

Selma

Thomasville

Tuscaloosa

Walker

Arkansas (1)

Van Buren

Florida (9)

Boynton Beach

Bradenton

Brandon

Fort Lauderdale

Miami Lakes

Lakeland

Tampa

West Palm Beach

Winter Haven

Georgia (30)

Atlanta

Augusta

Blue Ridge

Cartersville

Cedartown

Clayton

College Park

Commerce

Covington

Cumming

Dalton

Decatur

Demorest

Douglasville

Fayetteville

Ft. Oglethorpe

Gainesville

Griffin

Hiawassee

Jasper

Kennesaw

Lavonia

Lawrenceville

Macon

Madison

Milledgeville

Rome

Summerville

Toccoa

Valdosta

Louisiana (15)

Alexandria

Baton Rouge (3)

Chalmette

Cutoff

Gonzales

Hammond

Houma (2)

Lafayette

Mandeville

Metairie

Monroe

Slidell

Mississippi (2)

Biloxi

Vicksburg

North Carolina (2)

Chapel Hill

Winston-Salem

Oklahoma (6)

Claremore

Gore

Grove

Oklahoma City

Stilwell

Tulsa

South Carolina (1)

Charleston

Tennessee (18)

Athens

Bristol

Chattanooga

Clarksville

Dickson

Gordonsville

Jamestown

Johnson City

Kingsport

Livingston

McMinnville

Memphis (2)

Nashville

O’Neida

Pikeville

Portland

Winchester

Texas (6)

Corpus Christi

Dallas (2)

Fort Worth

Houston (2)

Virginia (5) Chesterfield Duffield Goochland Jeterville Lebanon

The Company entered into three leases on or before December 31, 2004 for the purpose of initiating new agency locations, but the agencies had not begun operations by the end of the 2004 fiscal year.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries are defendants in lawsuits arising in the ordinary course of the Company’s business. Based on currently available information, management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial condition or results of operations.

Alliance Home Health, Inc. (“Alliance”), a wholly-owned subsidiary of the Company (which was acquired in 1998 and ceased operations in 1999), filed for Chapter 7 Federal bankruptcy protection with the United States Bankruptcy Court in the Northern District of Oklahoma on September 29, 2000. A trustee was appointed for Alliance in 2001. Until the contingencies associated with the bankruptcy are resolved, the accompanying consolidated financial statements continue to consolidate Alliance, which has net liabilities of $4.2 million as of December 31, 2004.

On August 23 and October 4, 2001, two suits were filed against the Company and three of its executive officers in the United States District Court for the Middle District of Louisiana by individuals purportedly as class actions on behalf of all purchasers of Amedisys stock between November 15, 2000 and June 13, 2001. The suits, which have now been consolidated, seek damages based on the decline in Amedisys’ stock price following an announced restatement of earnings for the fourth quarter of 2000 and first quarter of 2001, claiming that the defendants knew or were reckless in not knowing the facts giving rise to the restatement. In February 2005, the United States Fifth Circuit Court of Appeals vacated the trial court’s certification of the suit as a class action, and remanded the case to the trial court for further proceedings. The Company intends to vigorously defend these lawsuits, and has insurance coverage for an amount in excess of $100,000 up to $4 million. While the Company believes that insurance coverage is sufficient in respect to any amounts that may be awarded, there can be no assurance that the final resolution will be within the coverage amounts carried by the Company.

In 1999, the Company discovered questionable conduct involving the former owner of one of its smaller agencies, which occurred between 1994 and 1997. The Company conducted an initial audit (using an independent auditor) and voluntarily disclosed the irregularities to the Department of Health and Human Services’ OIG. Thereafter, the government examined the disclosed activities; and during the second quarter of 2002, the Company conducted a further audit of relevant claims at the request of the OIG, which was completed during the third quarter of 2002. In February 2003, the OIG offered a settlement that included certain penalties not previously anticipated by the Company, as the Company self reported the matter. On August 8, 2003, the Company signed both a Settlement Agreement and a Corporate Integrity Agreement with the OIG and Department of Justice. The Settlement Agreement provides for payment of a financial settlement in three equal annual payments of $386,000, with the first payment made on the date of execution and the second payment was made on August 6, 2004. This agreement also obligates the Company to amend previously filed cost reports to deduct costs incurred by the Company for audit and investigation of this matter. The Corporate Integrity Agreement, which is binding for a three-year period, requires that the Company maintain its existing Compliance Program and provides for enhanced training requirements, annual claims audits of the subject agency by an independent reviewer, and regular reporting to the OIG. This agreement provides for stipulated penalties in the event of non-compliance by the Company, including the possibility of exclusion from the Medicare program. The Company believes that these obligations will not materially affect the Company’s operations, or financial performance, over the period of the agreement, although no assurances can be provided that the ultimate cost will not be materially different. Management believes the Company is in compliance with the Corporate Integrity Agreement as of December 31, 2004.

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company has approximately $7.1 million in funds held by NPF VI and/or the Trustee for NPF VI bondholders, JP Morgan Chase, which have not been released to the Company. NPF VI has filed for Chapter 11 bankruptcy. The Company has instituted legal action against JP Morgan Chase, and others, in order to recover these funds. No assurance can be made as to the likelihood of a recovery, or the amount of such recovery, if any, by the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

From September 1998 to April 2002, the Company’s common stock traded on the Over the Counter (“OTC”) Bulletin Board. In April 2002 the Company’s common stock was admitted to the NASDAQ Small Cap Market, and in September 2002, admitted to the NASDAQ National Market. As of March 10, 2005, there were approximately 484 holders of record of the Company’s common stock and the Company believes there are approximately 4,574 beneficial holders. The Company has not paid any dividends on its common stock since inception and expects to retain any future earnings for use in its business development for the foreseeable future.

The following table provides the high and low prices of the Company’s Common Stock during 2003 and 2004 as quoted by NASDAQ.

	High	Low
1st Quarter 2003	$6.00	$4.10
2nd Quarter 2003	7.01	4.48
3rd Quarter 2003	9.37	5.46
4th Quarter 2003	17.00	9.15

1st Quarter 2004	$24.95	$13.47
2nd Quarter 2004	33.57	23.01
3rd Quarter 2004	33.06	23.07
4th Quarter 2004	36.80	28.57

On September 28, 2004, the Company completed an equity offering of 2,460,000 shares of its Common Stock at $27.50 per share, providing net proceeds after expenses to the Company of approximately $67.4 million. The Company engaged Raymond James & Associates, Inc., Jefferies & Company, Inc. and Legg Mason Wood Walker, Incorporated, as underwriters for the transaction pursuant to which the underwriters received approximately 5.5% of the gross proceeds in cash. Additionally, the underwriters exercised their option to purchase an additional 300,000 shares of Amedisys, Inc. Common Stock at the offering price to cover over-allotments. The over-allotment included 150,000 shares offered by existing stockholders and 150,000 shares offered by the Company, and resulted in additional net proceeds to the Company of approximately $3.9 million. Approximately $21 million of the proceeds have been used through March 16, 2005 for acquisitions. The Company intends to use the balance of the proceeds from this offering for general corporate purposes, including potential acquisitions.

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

In 2004, holders of 306,720 warrants to purchase common stock exercised their warrants. Exemption is claimed for the issuance of the common stock under Section 4(2) of the Securities Act of 1933.

The information required under Regulation SK 201 (d) is shown in the Notes to the Consolidated Financial Statements beginning on page F-1.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data presented below are derived from audited financial statements for each of the years ended December 31, 2000 through December 31, 2004. The financial data for the years ended December 31, 2004, 2003 and 2002 should be read in conjunction with the consolidated financial statements and related notes attached hereto, the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included herein.

Selected Historical Statement of Income Data

	2004	2003	2002	2001	2000(a)
	(Dollar amounts in thousands, except per share amounts)
Net service revenue	$227,089	$142,473	$129,424	$110,174	$88,155
Cost of service revenue (excluding amortization and depreciation)	96,078	58,554	58,244	49,046	41,468

Gross margin	131,011	83,919	71,180	61,128	46,687
General/administrative expenses	97,633	69,581	64,700	53,665	49,251

Operating income (loss)	33,378	14,338	6,480	7,463	(2,564)
Other income (expense), net	(19)	(711)	(9,013)	(2,167)	4,729
Income tax benefit (expense)	(12,855)	(5,220)	3,285	(220)	202

Income before discontinued operations	20,504	8,407	752	5,076	2,367
Discontinued operations: Loss from discontinued operations, net of income tax	—	—	—	(566)	(3,281)
Gain on dispositions, net of income tax	—	—	—	876	4,684

Net income	$20,504	$8,407	$752	$5,386	$3,770

Weighted avg. common shares outstanding—basic	13,057	9,808	8,499	5,941	4,336
Weighted avg. common shares outstanding—diluted	13,543	10,074	9,007	7,980	4,336

Basic earnings per common share(b)
Net income before discontinued operations	$1.57	$0.86	$0.09	$0.85	$0.55
(Loss) from discontinued operations, net of income tax	—	—	—	(0.10)	(0.76)
Gain on dispositions, net of income tax	—	—	—	0.15	1.08

Net income	1.57	0.86	0.09	0.90	0.87

Diluted earnings per common share(b)
Net income before discontinued operations	$1.51	$0.83	$0.08	$0.64	$0.55
(Loss) from discontinued operations, net of income tax	—	—	—	(0.07)	(0.76)
Gain on dispositions, net of income tax	—	—	—	0.11	1.08

Net income	1.51	0.83	0.08	0.68	0.87

(a)	In connection with the refinancing of debt, the Company recorded an extraordinary gain from early extinguishment of debt in the year ended December 31, 2000. Under the provisions of Statement of Financial Accounting Standards No. 145 “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”, issued by the Financial Accounting Standards Board in April 2002, the extraordinary gain has been reclassified in the prior period presented on a pretax basis as part of income from continuing operations.
(b)	Calculated Net income per common share amounts on a basic and/or fully diluted basis may not precisely equal the sum of the components of such amounts due to rounding differences.

Selected Historical Balance Sheet Data

(Dollar amounts in thousands)

	2004	2003	2002	2001	2000
Total Current Assets	$118,890	$49,596	$23,223	$28,263	$14,920
Total Assets	199,733	92,473	58,959	60,854	38,970
Total Current Liabilities	41,976	34,018	31,755	46,623	22,389
Total Long-term Obligations	9,284	7,056	10,241	10,856	21,102
Total Stockholders’ Equity (Deficit)	148,473	51,399	16,963	3,309	(4,521)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the Risk Factors included herein and the Consolidated Financial Statements and notes thereto referenced in Item 8.

Overview

Amedisys is a leading provider of home health nursing services. The Company generates revenue and profits primarily by providing Medicare eligible patients with home health care services and also by delivering these services to patients with benefits coverage provided by insurance companies, managed care organizations and self-insured employers. During 2004, the Company acquired two hospice agencies from Tenet Healthcare – these agencies contributed approximately $4.0 million, or less than 2%, to net service revenue for the year. The balance of the discussion below refers to the Company’s home health care operations, unless otherwise noted.

The Company’s services are delivered in the various geographic markets served by the Company 24 hours per day, 7 days per week, and are delivered through 110 operating locations as at December 31, 2004 (and 120 as of March 4, 2005).

Approximately 93% of Amedisys’ revenue is generated from a single payor – the Medicare program, with the balance derived from commercial insurers and state Medicaid programs.

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

There are several factors, which lead the Company to believe it can continue to grow in the marketplace. These factors include: (1) the cost of a home health care visit can be significantly lower than the cost of an average day in a hospital; (2) the demand for home health care is expected to grow, primarily due to an aging population as well as patient preference; and (3) a highly fragmented industry with many smaller competitors.

In order to take advantage of these trends, the Company’s strategic approach is to: (1) focus on employees; (2) expand the range and scope of services offered; (3) enhance disease management capabilities; and (4) utilize improved technology wherever possible.

Results from this strategic approach are reflected in Amedisys’ fiscal 2004 financial performance. The Company reported fiscal 2004 net service revenue of $227.1 million, an increase of 59% compared to fiscal 2003, and earnings per diluted share of $1.51, compared to the $0.83 reported for fiscal 2003.

During fiscal 2004, the Company reported cash flow from operations of $29.7 million, an increase of 34% from fiscal 2003. In addition, the Company issued stock in a public offering of common stock in September 2004, resulting in net cash proceeds of $67.4 million. The Company increased its cash balances to approximately $90.0 million at December 31, 2004, as compared with $29.2 million at December 31, 2003.

The following discussion of Amedisys’ financial condition and results of operations are intended to assist in understanding the Company’s financial statements and significant changes to its operations and other factors impacting such financial statements.

Results of Operations

The following table sets forth, for the periods indicated, certain items included in the Company’s Consolidated Statements of Operations as a percentage of our net service revenue:

	2004	2003	2002
Net service revenue	100.00%	100.00%	100.00%
Cost of service revenue (excluding amortization and depreciation)	42.31	41.10	45.00

Gross margin	57.69	58.90	55.00
General and administrative expenses:
Salaries and benefits	25.06	28.95	29.86
Other	17.93	19.88	20.13

Total general and administrative expenses	42.99	48.83	49.99

Operating income	14.70	10.07	5.01
Other (expense), net	—	(0.50)	(6.96)

Income (loss) before taxes	14.70	9.57	(1.95)
Income tax expense (benefit)	5.67	3.66	(2.53)

Net income	9.03%	5.91%	0.58%

Years Ended December 31, 2004 and 2003

Net Service Revenue.

Approximately 93% of the Company’s net service revenue for the year ended December 31, 2004 was derived from Medicare, compared to 91% for the previous year. Included in the net service revenue is $4.0 million, or 2% of total net service revenue, for services provided by the Company’s hospice business acquired in the second quarter of 2004 from Tenet Healthcare.

With respect to the home health nursing operations, the Company is paid by Medicare based on completed episodes of care. An episode of care may arise from either a new admission, or by a physician ordering additional episodes of care for an existing patient. For each episode of care, the Company receives the applicable amount for each patient’s diagnoses, location and severity of illness—see Revenue Recognition discussion in Note 2 to the Consolidated Financial Statements. In the case of non–Medicare patients, the Company is generally paid on a per visit basis for each patient admission.

Net service revenue increased $84.6 million, or 59%, for the twelve months ended December 31, 2004, as compared to the same period in 2003. This increase is due to a 62% increase in Medicare revenue of $80.3 million, and a 34% increase in revenue from non-Medicare payors of $4.3 million. Of the 62% increase in Medicare revenue, $3.0 million is attributable to the hospice business. Of the remaining $77.3 million balance of this increase, $31.5 million is attributable to acquisitions completed after January 1, 2003 with the exception of the hospice revenue mentioned above (See Note 2 to the Consolidated Financial Statements for a discussion of

Company acquisitions). The remaining $45.8 million reflects increases in Medicare patient admissions and a 4% improvement in revenue per episode. Substantially all of the 4% improvement in revenue per episode is due to internal improvements and analysis of episodes of care. In the fourth quarter of 2004, the Company determined that amounts previously reserved against revenue in 2001 and 2003 ($0.6 million and $0.5 million, respectively) were no longer necessary as a consequence of consistent application of the Company’s revenue recognition policy, the conversion of all Metro locations, acquired in August 2003, to the Amedisys’ systems, and the commencement of appropriate billing procedures for the Company’s hospice acquisitions. The reversal of these reserves increased net service revenues by $1.1 million in the fourth quarter of 2004.

Total patient admissions for the year ended December 31, 2004 totaled 61,700 and increased from the prior year admissions by 43%. Medicare patient admissions increased to 51,400, representing an increase of approximately 48% over the twelve months ended December 31, 2003.

The 48% increase in Medicare admissions for the most recent yearly comparative period is comprised of internal growth in admissions of 28% with acquisitions contributing growth of approximately 20%. The Company defines internal growth to include growth from operating locations owned by the Company for more than twelve months, any start up locations initiated by the Company, and from those acquisitions where the monthly Medicare admissions at the acquired locations does not exceed 1% of total Company admissions in the month of acquisition. Internal growth of 28%, including growth from new locations, arises from a combination of enhanced effectiveness of the sales force, increased size of the sales force, the introduction of additional disease management programs, and ongoing referral source education efforts. Admissions from non-Medicare payors increased by 25% from 8,300 in the twelve months ended December 31, 2003 to 10,300 in the same period in 2004, primarily as a result of acquisitions.

Cost of Service Revenue

Cost of service revenue for the twelve months ended December 31, 2004 increased by $37.5 million, or 64%, as compared to the same period in 2003. Of this increase, $3.1 million is attributable to the hospice business. The balance of the increase, $34.4 million, is attributable to a 44% increase in the total number of home health visits performed to 1,514,000 visits, and by a 10% increase in the cost per visit. The number of visits increased by 44% as a result of a 19% increase in visits for non-Medicare patients and a 48% increase in the number of visits to Medicare patients. This increase in the number of visits to Medicare patients is due to an increase in the average number of patients on service at month end during the most recent year of approximately 10,876 when compared with approximately 7,129 in the comparable period of 2003. The 10% increase in the cost per visit is attributable to higher rates of pay and benefits for visiting staff, including those at the acquired locations, and an increase of approximately 6% in the rate of reimbursement per visit for mileage. Typically, our acquisitions take up to 12 months to reach the labor efficiencies of existing operations.

Excluding the hospice business, cost of service revenue as a percent of net service revenue, increased 0.6%, in large part due to the increased cost per visit as described above.

General and Administrative Expenses (“G&A”)

General and administrative expenses increased by $28.1 million, or 40%, in the year ended December 31, 2004, as compared to 2003. This increase is primarily attributable to $14.2 million of general and administrative expenses incurred by the Company’s acquisitions finalized since January 1, 2003 (see Note 2 to the Consolidated Financial Statements). The remaining balance of $13.9 million includes: increased personnel costs of $5.7 million related to additional operational and corporate staff necessitated by the Company’s internal growth and acquisitions; other increases of $1.9 million, including increases with respect to supplies, rent, and professional fees; a $0.8 million increase in depreciation and amortization, primarily as a result of higher amortization associated with intangible assets attributable to the acquisitions; and an increase in travel and related costs of $3.0 million, particularly with respect to operational and corporate training meetings and new employee orientation sessions undertaken for all employees. In addition, severance costs of $0.5 million pursuant to agreements reached with certain employees were accrued in the fourth quarter of 2004.

As a percentage of net service revenue, general and administrative expenses decreased 6% to 43% in 2004 from 49% in 2003.

Operating Income.

The Company had operating income of $33.4 million for the twelve months ended December 31, 2004, as compared with $14.3 million in the same period of 2003. This increase is attributable to internal growth, acquisitions and the operational efficiencies discussed above.

Other Income and Expense, net.

Net other income and expense decreased to $19,000 for the twelve months ended December 31, 2004 as compared to $711,000 in 2003. This decrease in net other income and expense is primarily attributable to a $0.8 million current year decrease in interest expense due to lower debt levels and a $0.5 million increase in interest income from increased levels of cash and cash equivalents resulting from the current year third quarter equity offering.

Income Tax Expense.

Income tax expense of $12.9 million and $5.2 million was recorded for the twelve months ended December 31, 2004 and 2003, respectively. An effective income tax rate of approximately 38.5% and 38.0% was recorded for the years ended December 31, 2004 and 2003, respectively. See Note 7 to the Consolidated Financial Statements for additional information.

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

For the year ended December 31, 2003 as compared to the year ended December 31, 2002, net service revenue increased by $13.1 million, or 10.1%, as a result of the factors described below. Net service revenue was decreased by $2.4 million in the year ended December 31, 2003 due to changes in prior years’ estimates for PPS revenue—see Medicare Revenue Recognition discussion in Note 2 to the Consolidated Financial Statements, and by $1.0 million in the year ended December 31, 2002 due to changes in prior years’ cost report estimates—see Liquidity and Capital Resources.

Of the $13.05 million increase in revenue, approximately two-thirds, or $9.0 million, is attributable to acquisitions completed during 2003. Average revenue per episode declined by approximately 1.8% to $2,454 in 2003, from $2,499 in 2002, accounting for a decline of approximately $2.3 million in revenue. Further, non-Medicare service revenue declined by $3.4 million to $12.5 million in the twelve months to December 31, 2003 primarily as a result of decisions made by management in 2002 to exit certain managed care contracts. Internal growth in admissions, and episodes of care, accounted for approximately 8.1% growth in net service revenue, or $9.95 million, in 2003 when compared to 2002.

For the year ended December 31, 2003, Medicare new patient admissions from both acquisitions and internal growth rose by 14.8% to 34,702, whereas total completed episodes of care rose by 16.2% to 51,078, when compared with the same period of 2002.

Revenue from other payors declined by approximately 21% in 2003 to $12.5 million, due to a 25% decrease in the number of visits performed, offset by a 4% increase in the average revenue per visit. Non-Medicare revenue accounted for approximately 9% of net service revenue for the period, compared to 12% in 2002.

Cost of Service Revenue

For the year ended December 31, 2003 as compared to the year ended December 31, 2002, cost of service revenue increased by 0.5%, or $0.3 million. This increase is attributable to a 1.5% decrease in the total number of visits performed to 1.05 million visits offset by a 2.1% increase in the cost per visit. The number of visits decreased 1.5% to 1.05 million as a result of a 25% decrease in visits for non-Medicare patients for the reason noted above, and a 3.2% increase in the number of visits to Medicare patients. This increase in the number of visits to Medicare patients is due to a 16.2% increase in the number of completed episodes, offset by an approximately 12.7% decrease in the number of visits per Medicare episode. The 2.1% increase in the cost per visit is attributable to increased rates of pay, including benefits for full-time staff and for visiting staff.

General and Administrative Expenses

General and administrative expenses increased by $4.9 million, or by 7.5%, in 2003 as compared to 2002. This increase is primarily attributable to $4.1 million of general and administrative expenses for the acquisition of Metro Preferred completed in August 2003. Additional increases included $0.9 million related to outsourcing of operational functions, increased personnel costs, particularly bonuses for corporate personnel of approximately $2.2 million, and an increase of $1.7 million in legal and other professional fees, particularly with respect to ongoing litigation related to the NCFE matter, as well as costs related to the applications for and defense of awards of CONs for expanded service coverage in Georgia, Tennessee and Alabama. These increases were offset by a reduction in health insurance and other benefit costs of $1.3 million, and a decrease in bad debt expense of $1.0 million. The Company also reduced the personnel costs associated with the administration of our field offices by $1.1 million when compared with 2002 as a result of the restructuring undertaken in the fourth quarter of 2002. With respect to the “OIG” matter described below, the Company incurred $0.3 million in reserves in the 2002 year which were not required in 2003.

As a percentage of net revenue, general and administrative expenses decreased to 49% in 2003 from 50% in 2002.

In 1999, the Company discovered questionable conduct involving the former owner of one of our smaller agencies that occurred between 1994 and 1997. The Company conducted an initial audit (using an independent auditor) and voluntarily disclosed the irregularities to the Department of Health and Human Services’ Office of the Inspector General (“OIG”). Since that time, the OIG has been examining the disclosed activities and during the second quarter of 2002, a further audit of relevant claims was initiated at the request of the government, which was completed during the third quarter of 2002. Management believes the Company has adequately reserved for the estimated liability associated with this incident, including $0.3 million in additional reserves provided in the fourth quarter of 2002. In February 2003, the OIG offered a settlement that included certain penalties not previously anticipated by the Company, as the Company self reported the matter. On August 8, 2003, the Company signed both a Settlement Agreement and a Corporate Integrity Agreement with the OIG and Department of Justice. The Settlement Agreement provides for payment of a financial settlement in three equal annual payments of $386,000, with the first payment made on the date of execution. This agreement also obligates the Company to amend previously filed cost reports to deduct costs incurred by the Company for audit and investigation of this matter. The Corporate Integrity Agreement, which is binding for a three-year period, requires that the Company maintain its existing Compliance Program and provides for enhanced training requirements, annual claims audits of the subject agency by an independent reviewer, and regular reporting to the OIG. This agreement provides for stipulated penalties in the event of non-compliance by the Company, including the possibility of exclusion from the Medicare program. The Company believes that these obligations will not materially affect the Company’s operations, or financial performance, over the period of the agreement, although no assurances can be provided that the ultimate cost will not be materially different. Management believes the Company is in compliance with the Corporate Integrity Agreement at December 31, 2003 and December 31, 2004.

Operating Income

The Company had operating income of $14.3 million in 2003 as compared to operating income of $6.5 million in 2002. The increase in operating income of $7.8 million is attributable to the changes described above.

Other Income (Expense)

Other expenses decreased to $0.7 million in 2003 from $9.0 million in 2002. The expense in 2002 was primarily due to a reserve of $7.1 million with respect to amounts due to the Company arising from the failure of NPF VI, Inc. (“NPF VI”), its asset based lender (see “Liquidity and Capital Resources below”), and associated legal costs of $0.25 million. Further, the Company recorded a decrease in interest expense of $0.6 million to $1.3 million in 2003 from $1.9 million in 2002 due to reduced amounts of interest bearing debt outstanding, and recorded a gain of $0.3 million on the sale of land.

Income Tax Benefit (Expense)

For the year ended December 31, 2003 as compared to December 31, 2002, income tax expense increased from a benefit of $3.3 million in 2002 to an expense of $5.2 million in 2003. During 2003, the Company recorded income tax expense at an effective rate of 38%.

As of December 31, 2001, the Company had recorded a valuation allowance of $2.6 million. Management of the Company determined, based on the first quarter 2002 operating results and projections for fiscal year 2002, that it was more likely than not that the Company would be able to use all of the previously unrecognized tax benefits. Accordingly, in the quarter ended March 31, 2002, the Company recorded a tax benefit of $1.4 million resulting primarily from elimination of the valuation allowance. For the remainder of 2002, the Company recorded income tax expense at an effective rate of 37%.

Net Income

The Company recorded net income of $8.4 million, or $0.83 per diluted common share, compared to $0.8 million, or $0.08 per diluted common share for 2002.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with generally accepted accounting principles and include amounts based on management’s judgments and estimates. These judgments and estimates are based on, among other things, historical experience and information available from outside sources. The critical accounting policies presented below have been discussed with the Audit Committee as to the development and selection of the accounting estimates used as well as the disclosures provided herein. Actual results could differ materially from these estimates.

Medicare Revenue Recognition

The following comments pertain to the Company’s home care nursing services.

Since October 2000, with the implementation of PPS, the Company has been paid by Medicare based on episodes of care. An episode of care is defined as a length of care up to 60 days with multiple continuous episodes allowed. A base episode payment is established by the Medicare Program through federal legislation for all episodes of care ended on or after the applicable time periods detailed below:

Period Beginning	Base episode payment
October 1, 2000 through March 31, 2001	$2,115 per episode
April 1, 2001 through September 30, 2001	$2,264 per episode
October 1, 2001 through September 30, 2002	$2,274 per episode
October 1, 2002 through September 30, 2003	$2,159 per episode
October 1, 2003 through March 31, 2004	$2,231 per episode
April 1, 2004 through December 31, 2004	$2,213 per episode
January 1, 2005 through December 31, 2005	$2,264 per episode

The provision in the Benefits Improvement and Protection Act (“BIPA”) whereby home health providers received a 10% increase in reimbursement that began April 2001 for serving patients in rural areas expired March 31, 2003, however, in April 2004, a 5% increase in reimbursement was reinstated for a one-year period. Patients in rural areas account for approximately 28% of the Company’s patient population as of December 31, 2004.

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

The base episode payment as shown above is adjusted by a number of factors including, but not limited to, the following: a case mix adjuster consisting of 80 home health resource groups (“HHRG”), the applicable geographic wage index (to give effect to geographic differences in wage levels), low utilization (either expected or unexpected), intervening events, such as a significant change in the patient’s condition and other factors. The episode payment is also adjusted in the event that a patient is either readmitted by the Company, or admitted to another home health agency, prior to the expiration of 60 days from the original admission date – these reimbursement adjustments are known as partial episode payments. As a result, the actual payment to the Company is different from the base episode payments listed above, but generally, a decrease in a base episode payment will result in a decrease in actual episode payment. The episode payment will be made to providers regardless of the cost to provide care. The services covered by the episode payment include all disciplines of care, in addition to medical supplies, within the scope of the home health benefit.

A portion of the cash reimbursement from each Medicare episode is typically received before all services are rendered. The estimated episodic payment is billed at the commencement of the episode. Medicare reimburses 60% of the estimated reimbursement at the initial billing for the initial episode of care per patient and the remaining reimbursement is received upon completion of the episode. Medicare reimburses 50% at initial billing for any subsequent episodes of care for a previously admitted patient immediately following the first episode of care for a patient. The remaining 50% reimbursement is received upon completion of the episode and upon final billing.

Revenue is recorded as services are provided to a patient. Amounts billed and/or received in advance of services performed are recorded as deferred revenue. The amount of deferred revenue at December 31, 2004 and 2003 was $14.9 million and $8.7 million respectively. These deferred revenue amounts have been recorded as a reduction to accounts receivable in the accompanying Consolidated Balance Sheet since only a nominal amount of deferred revenue represents cash collected in advance of providing services. For episodes of care that are completed, all of the revenue expected to be received for that episode is recognized. The amount of revenue recognized for episodes of care which are incomplete at period end is based on an estimate of the portion of the episode which applies to the period, and is calculated based upon total visits performed to date as a percentage of total expected visits for a particular episode. Management believes that this is a reasonable estimate for revenue with respect to services provided for incomplete episodes, and for which reimbursement will be ultimately received. Because of the potential for changes in base episode payments referred to above and the complexity of the regulations noted above, the estimated amounts originally recorded as net patient revenue and accounts receivable may be subject to revision as additional information becomes known.

During 2003, CMS informed home health care providers that it intended to make certain recoveries of amounts overpaid to providers for the periods dating from the implementation of PPS on October 1, 2000 through particular dates in 2003 and 2004. The first of these amounts related to partial episode payments (“PEPs”) whereby a patient was readmitted to a home health care agency prior to the passing of 60 days from the previous admission date at another home health agency. In such instances, reimbursement for the first agency is reduced. CMS advised the industry that CMS had implemented changes to its computer system such that the proper adjustment would be made at the time of claim submission on an ongoing basis, and that recovery for prior overpayments would commence in the summer of 2003 and extend over a two-year period. The Company reserved, based on information supplied by CMS, approximately $0.9 million in 2003 for all claims dating from October 1, 2000. During the twelve months ended December 31, 2004, CMS recouped approximately $51,000 of the above estimated overpayments. The Company cannot predict the actual timing of future collections initiated by CMS. Secondly, CMS advised the industry that it would seek recovery of overpayments that were made for patients who had, within 14 days of such admission, been discharged from inpatient facilities, including hospitals, rehabilitation and skilled nursing units, and that these recoveries would commence in April 2004. This date was subsequently extended to 2005. CMS will provide at least five weeks notice of any impending recovery. To date no notice has been received by the Company. The Company conducted an analysis of a representative sample of claims where and when these events had occurred, and estimated that, for all periods dating from October 1, 2000 through December 31, 2003, a reserve in the amount of approximately $1.5 million was appropriate. This reserve is recorded in current portion of Medicare liabilities in the accompanying Consolidated Balance Sheets.

Prior to the implementation of PPS on October 1, 2000, reimbursement for home health care services to patients covered by the Medicare program was based on reimbursement of allowable costs subject to certain limits. Final reimbursement was determined after submission of annual cost reports and audits thereof by the fiscal intermediaries. Retroactive adjustments have been accrued on an estimated basis in the period the related services were rendered and will be adjusted in future periods, as final settlements are determined. Estimated settlements for cost report years ended 1997 and subsequent years, which are still subject to audit by the intermediary and the Department of Health and Human Services, are recorded in current Medicare liabilities in the accompanying Consolidated Balance Sheets. Under the new PPS rules, annual cost reports are still required as a condition of participation in the Medicare program. However, there are no final settlements or retroactive adjustments based on the submitted annual cost reports.

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

Hospice Revenue Recognition

Services are billed to Medicare, Medicaid and private payors generally on a daily basis. The hospice locations are subject to limits for payments. For inpatient services the limit is based on inpatient care days. If inpatient care days provided to patients at a hospice exceeded 20% of the total days of hospice care provided for the year, then payment for days in excess of this limit are paid at the routine home care rate.

Overall payments made by Medicare are also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The hospice cap period runs from November 1st of each year through October 31st of the following year. Total Medicare payments during this period are compared to the cap amount for this period. Payments in excess of the cap amount must be returned to Medicare. The cap amount is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory amount that is indexed for inflation. The per beneficiary cap amount was $19,636 for the twelve month period ending October 31, 2004. The hospice cap amount is computed on a hospice-by-hospice basis. Any amounts received in excess of this per beneficiary cap must be refunded to Medicare.

Collectibility of Accounts Receivable

The process for estimating the ultimate collectibility of accounts receivable involves judgment, with the greatest subjectivity relating to non-Medicare accounts receivable. The Company currently records an allowance for uncollectible accounts on a percentage of revenue basis unless a specific issue is noted, at which time an adjustment to the allowance may be recorded.

In the year ended December 31, 2004, accounts receivable increased, net of allowance for doubtful accounts, to $24.5 million from $15.2 million at December 31, 2003. This increase was due to the increases in net service revenue of over 50% referred to earlier, and to delays in billing associated with the previously discussed acquisitions, particularly with respect to the hospice acquisitions. Accounts receivable as at December 31, 2004 by payor class is as follows:

Medicare, net of deferred revenue	$21,510	76%
Medicaid	$1,562	6%
Private	$5,157	18%

Total Gross Accounts Receivable	$28,229	100%

Allowance for Doubtful Accounts	$(3,751)

Accounts Receivable net of Doubtful Accounts	$24,478

Amounts receivable from state Medicaid agencies and private insurers are significantly more difficult to collect, in particular, because all billing is done on a per visit basis resulting in a number of smaller accounts. In late 2002 the Company ceased servicing a number of private insurance companies as a result of these difficulties.

Insurance and Litigation Reserves

The Company is obligated for certain costs under various insurance programs, including employee health and welfare, workers compensation and professional liability, and while the Company maintains various insurance programs to cover these risks, it is self-insured for a substantial portion of the potential claims.

In January 2003, the Company reverted to a high deductible worker compensation plan with a $250,000 deductible per claim and this continued for the 2004 policy year. During these periods, the Company elected to fund a deposit with the carrier for the purpose of ensuring timely payment of claims. At December 31, 2003, the cash deposit was approximately equal to estimated claims outstanding in respect of the 2003 policy year. At December 31, 2004, the cash deposited with the carrier for both the 2003 and 2004 policy years was not equal to the estimated claims for either year, and therefore, the Company elected record the cash deposited as Other Assets, and the estimates for outstanding claims as Accrued Expenses—Insurance in the accompanying Consolidated Balance Sheets. The Company maintained reserves at December 31, 2004 for worker’s compensation claims incurred but not reported of $1.7 million and $0.8 million for the 2004 and 2003 policy years, respectively.

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

The Company maintained reserves at December 31, 2004 for health insurance claims incurred but not reported of $1.9 million for the 2004 fiscal year.

In the case of potential liability with respect to professional liability, employment, or other matters where litigation is involved, or where no insurance coverage is available, the Company’s policy is to utilize advice from both internal and external counsel as to the likelihood and amount of any potential cost to Amedisys. The

Company maintained reserves at December 31, 2004 for professional liability claims incurred but not yet reported of $475,000 ($0 at December 31, 2003). This advice is reviewed regularly by both internal staff, and on a quarterly basis, the Company’s Audit Committee.

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

Goodwill and Other Intangible Assets

In July 2001, the FASB issued Financial Accounting Standards Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) that was effective January 1, 2002. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment if circumstances indicate potential impairment. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives. In particular, the Company has allocated amounts ranging from 4% to 9% of the purchase price of its acquisitions to the value of non-competition agreements, generally with a useful life of two to three years. In the twelve months to December 31, 2004, the Company amortized $1.2 million associated with these agreements.

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

The Company’s operating activities provided $29.7 million in cash during the year ended December 31, 2004, whereas such activities provided $22.1 million in cash during the year ended December 31, 2003. Cash provided by operating activities in 2004 is primarily attributable to net income of $20.5 million, non-cash items such as depreciation and amortization of $4.1 million, provision for bad debts of $3.1 million, increase in accrued expenses of $7.1 million, deferred income tax change of $7.0 million offset by an increase in accounts receivable of $12.3 million.

Investing activities used $35.0 million for the year ended December 31, 2004, whereas such activities used $8.3 million for the year ended December 31, 2003. Cash used in investing activities in 2003 is primarily attributed to purchases of property and equipment of $5.2 million and cash used in acquisitions of $29.8 million.

Financing activities provided $65.7 million during 2004, whereas such activities provided $11.4 million during 2003. Cash used by financing activities in 2004 is primarily attributed to net payments on notes and capital leases of $7.0 million, offset by proceeds from a public offering of common stock of $67.4 million in September 2004, and other proceeds from the issuance of common stock of $4.7 million.

At December 31, 2004, the Company had working capital of $76.9 million. This includes short-term Medicare liabilities of $9.3 million, $6.8 million of which the Company may not fully liquidate in cash during 2005. These Medicare liabilities include $3.1 million owed by a subsidiary currently in bankruptcy, and $3.7 million of anticipated cost report settlements yet to be finalized. Management does not expect the final cost report settlements to all occur in the 2005 coming year. In addition, when the cost reports are settled, the Company is entitled to apply for a payment plan for up to five years in length. There can be no assurance that such a payment plan would be granted if sought.

Effective April 28, 2004, the Company entered into a financing arrangement with GE Healthcare Financial Services (“GE”) for a $15 million working capital facility (the “GE Facility”), under which the Company may request, under certain conditions, that the borrowing capacity under the GE Facility be increased in two separate increments of $5 million each, for a total borrowing capacity of $25 million. The Company believes that it meets at December 31, 2004, all conditions necessary for increasing the borrowing capacity of the GE Facility to $25 million. To date, no amounts have been drawn under this facility.

The Company has certain other contingencies and reserves, including litigation reserves, recorded as current liabilities in the accompanying Consolidated Balance Sheets (in accordance with Statement of Financial Accounting Standard No. 5) that management may not be required to liquidate in cash during 2005. However, in the event that all current liabilities become due within twelve months, the Company may be required to limit its acquisition activities, utilize its GE Facility and/or sell securities on unfavorable terms. There can be no absolute assurance that such action may not be necessary to ensure appropriate liquidity for the operations of the Company. However, the Company believes that its cash flows from operations combined with borrowing availability under its GE Facility will be sufficient to meet its working capital needs for the next 12 months.

Subsequent to year-end, the Company announced acquisitions of eleven home health agencies (see Note 15 to the Consolidated Financial Statements) in South Carolina and Maryland for a total of $16.0 million in cash, a further $2.9 million in notes payable and 50,000 shares of Amedisys’ stock.

Contractual Obligations and Medicare Liabilities

The following table summarizes the Company’s contractual obligations at December 31, 2004:

Payments Due by Period

(Dollar amounts in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years
Long-Term Debt	$3,069	$1,689	$1,380	$—
Capital Lease Obligations	752	423	305	24
Medicare Liabilities	9,327	9,327	—	—

Total Contractual Cash Obligations	$13,148	$11,439	$1,685	$24

At December 31, 2004, the Company was indebted under various promissory notes for $3.1 million, including notes issued for various acquisition purchases of $2.6 million.

The Company’s principal and interest requirements due under all promissory notes are approximately $1.7 million in 2005 and $1.4 million in 2006 and years thereafter. At December 31, 2004 the Company also had obligations under capital leases of $0.8 million. Subsequent to year end, the Company paid $0.3 million to buyout equipment under various capital leases. The Company’s principal and interest requirements due under all capital leases are approximately $0.5 million in 2005 and $0.4 million in 2006 and years thereafter.

In June 2002, the terms of the NPF Note were amended to extend the maturity date to June 28, 2005 and to change the interest rate to prime plus 3.25%. The security for this note consisted of all credits, deposits, accounts, securities or moneys, and all other property rights belonging to or in which the Company has any interest, now or hereafter, as well as every other asset now or hereafter existing of the Company, absolute or contingent, due or to become due. NPF Capital filed for Chapter 11 bankruptcy in November 2002. The Company was instructed by NPF Capital Inc. to make payments related to this loan to Provident Bank, and on December 27, 2004, the Company paid $1.4 million to Provident Bank in full and final payment on the NPF Note.

As of December 31, 2004, the Company estimates an aggregate payable to Medicare of $9.3 million, all of which is reflected as a current liability in the accompanying Consolidate Balance Sheets. The corresponding amount at December 31, 2003 was $9.3 million. This amount includes $2.5 million reserved during 2003 as noted above—see Revenue Recognition discussion in Note 2 to the Consolidated Financial Statements.

The recorded $9.3 million also includes a $3.1 million obligation of a subsidiary of the Company, which is currently in bankruptcy, and it is not clear whether the Company will have any responsibility for that amount if the debt of the subsidiary is discharged in bankruptcy.

Prior to the implementation of PPS on October 1, 2000, the Company recorded Medicare revenue at the lower of actual costs, the per visit cost limit, or a per beneficiary cost limit on an individual provider basis. Under the previous Medicare cost-based reimbursement system, ultimate reimbursement under the Medicare program was determined upon final settlement of the annual cost reports.

The $3.7 million remaining balance due Medicare reflects the Company’s estimate of amounts likely to be assessed by Medicare as overpayments in respect of prior years when Medicare audits of the Company’s cost reports from 1997 through October, 2000 are completed. At the time these audits are completed and final assessments are issued, the Company may apply to Medicare for repayment over a thirty-six month or longer period, although there is no assurance that such applications will be agreed to if sought. These amounts relate to the Medicare payment system in effect until October 2000, under which Medicare provided periodic interim payments to the Company, subject to audit of cost reports submitted by the Company and repayment of any overpayments by Medicare to the Company. The fiscal intermediary, acting on behalf of Medicare, is entitled to reopen settled cost reports for up to three years after issuing final assessments.

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

During the third and fourth quarters of 2003, the Company received cash settlements of $2.1 million from Medicare related to the settlements of the FY fiscal 1999 cost reports. This receivable was netted against the amounts due to Medicare on the balance sheet in the current-portion of Medicare liabilities, therefore, receipts of these settlements had no impact on the statement of operations.

During the second quarter of 2003, the Company recognized $402,000 as a decrease against revenue to offset settlements received in excess of amounts previously recorded.

In November 2002, the Company elected to terminate its asset financing facility with NPF VI (see Note 5 in the Notes to the Consolidated Financial Statements) and advised its payors that remittances should be directed to the bank accounts of the Company rather than bank accounts controlled by NPF VI under collateral arrangements for the facility. The decision to terminate the above facility was made in response to the failure of NPF VI to provide $3.3 million on October 31, 2002 as requested by the Company on October 29, 2002 in accordance with the terms of the facility. At that date, Amedisys, Inc. determined that an amount of approximately $7.1 million was being held on behalf of the Company by NPF VI, and engaged in correspondence with representatives of NPF VI in an effort to have these funds returned to the Company. On November 18, 2002, NPF VI filed bankruptcy petitions, and accordingly, the Company elected to reserve the amount of $7.1 million in the fourth quarter of fiscal 2002. As of March 14, 2005, the collateral held by NPF VI and JP Morgan Chase, as trustee for the bondholders of NPF VI, is currently still being held by these entities. The Company is taking legal and other action to have this collateral released, and to recover the funds that have not been released to the Company. As of December 31, 2004, the Company had incurred total legal fees related to this matter of approximately $2.0 million, and the Company may incur substantial additional legal expenses in the future with this matter.

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

Subsequent to year-end, the Company has expended $3.5 million on a corporate aircraft for the purposes of enabling Company employees to visit and conduct business at the operating locations in thirteen states. Additionally, the Company is undertaking an analysis of the possible purchase of land and building in which the corporate offices could be consolidated by 2006. The combined cost of this purchase, and possible acquisition and refurbishment is not possible to precisely quantify at this time, but could be approximately $10 million.

Apart from expenditures related to the corporate aircraft and the corporate office mentioned above items, the Company expects that maintenance capital expenditures in fiscal 2005 will be approximately $7.6 million, as compared with $5.8 million in 2004.

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

Inflation

The Company does not believe that inflation has had a material effect on its results of operations during the years ended December 31, 2004, 2003, or 2002.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk from fluctuations in interest rates on our working capital facility, the GE Facility. The interest rate charged on our GE Facility can vary based on the interest rate option we choose to utilize. Our options for the rate are the Index Rate or LIBOR plus an applicable margin. The Index Rate is defined to be a floating rate equal to the higher of (i) the rate publicly quoted from time to time by The Wall Street Journal as the “base rate on corporate loans posted by at lease 75% of the nation’s 30 largest banks plus a margin of 1.25% to 1.75%, depending upon the Company’s leverage ratio at the measurement date or (ii) the Federal Funds Rate plus 50 basis points per annum. The LIBOR rate of interest is equal to (a) the offered rate for deposits in United States Dollars for the applicable LIBOR Period that appears on Telerate Page 3750 as of 11:00 a.m. (London time), on the second full LIBOR Business Day next preceding the first day of such LIBOR Period; divided by (b) a number equal to 1.0 minus the aggregate of the rates (expressed as a decimal fraction) of reserve requirements in effect on the day that is 2 LIBOR Business Days prior to the beginning of such LIBOR Period for Eurocurrency funding that are required to be maintained by a member bank of the Federal Reserve System. The LIBOR Margin is 3.25% to 3.75%, depending upon the Company’s leverage ratio at the measurement date. Changes in these interest rates had no impact on the Company’s interest expense as the Company had no borrowings under the GE Facility during 2004.

We are exposed to market risk from fluctuations in interest rates on our cash investments. The Company invests its cash in short-term, highly liquid investments with maturity periods of less than 90 days from the purchase date. A hypothetical 100 basis point change in the interest rate yield of the Company’s cash investments as of December 31, 2004, would result in an increase or decrease in interest income of $ 0.9 million.

ITEM 8.	FINANCIAL STATEMENTS

See Consolidated Financial Statements beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management,

including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).

Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Pursuant to an Exemptive Order issued by the Securities and Exchange Commission on November 30, 2004, the Company intends to avail itself of an extended filing deadline with respect to Management’s Annual Report on Internal Control over Financial Reporting and the related Attestation Report by our independent registered public accounting firm, KPMG LLP. The Company expects to file an amended annual report on Form 10K/A within the 45-day period provided by the above Exemptive Order.

Changes in Internal Controls

There have been no changes in the Company’s internal control procedures over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this Report in that the Registrant will file its definitive Proxy Statement for its 2005 Annual Meeting of Shareholders to be held June 10, 2005 pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors—Certain information about the current directors is set forth below:

Name	Age	Served as Director Since
William F. Borne	47	1982
Ronald A. LaBorde	48	1997
Jake L. Netterville	67	1997
David R. Pitts	65	1997
Peter F. Ricchiuti	48	1997
Donald Washburn	60	2004

William F. Borne. Mr. Borne founded the Company in 1982 and has been Chief Executive Officer and a director since then. In 1988, he also founded and served, until 1993, as President and Chief Executive Officer of Amedisys Specialized Medical Services, Inc., a wholly owned subsidiary of the Company, a provider of home health care services.

Ronald A. LaBorde. Mr. LaBorde manages personal investments which include non-public, operating companies. From 1995 to 2003, Mr. LaBorde was President and Chief Executive Officer of Piccadilly Cafeterias, Inc. (“Piccadilly”), a publicly held retail restaurant business. Prior to 1995, Mr. LaBorde held various executive positions with Piccadilly including Executive Vice President and Chief Financial Officer from 1992 to 1995, Executive Vice President, Corporate Secretary and Controller from 1986 to 1992, and Vice President and Assistant Controller from 1982 to 1986. Mr. LaBorde was appointed as Lead Director of the Company in February 2003.

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

David R. Pitts. Mr. Pitts is the Chairman and Chief Executive Officer of Pitts Management Associates, Inc., a national hospital and healthcare consulting firm. Mr. Pitts has over forty years experience in hospital operations, healthcare planning and multi-institutional organization, and has served in executive capacities in a number of hospitals, multi-hospital systems, and medical schools.

Peter F. Ricchiuti. Mr. Ricchiuti has been Assistant Dean and Director of Research of BURKENROAD REPORTS at Tulane University’s A. B. Freeman School of Business since 1993, and an Adjunct Professor of Finance at Tulane since 1986. Mr. Ricchiuti also served as the Assistant State Treasurer and Chief Investment Officer for the state of Louisiana for five years.

Donald Washburn. Mr. Washburn, a private investor, currently serves on the Boards of LaSalle Hotel Properties, a real estate investment trust, and Key Technology, Inc., which designs and manufacturers process automation systems for the food processing and industrial markets. He also serves on several private company boards. Mr. Washburn held several senior level management positions with Northwest Airlines, Inc. the last of which was Executive Vice President, a position he held from 1995 to 1998.

(b) Executive Officers—The executive officers of the Company are as follows:

Name	Age	Capacity	Period of Service in Such Capacity Since
William F. Borne (1)	47	Chief Executive Officer	December 1982
Larry R. Graham	39	President and Chief Operating Officer	August 2004 and January 1999
Gregory H. Browne	52	Chief Financial Officer	May 2002
Alice A. Schwartz	38	Chief Information Officer	August 2004
Jeffrey D. Jeter	33	Chief Compliance Officer/ Senior Vice President	April 2001

(1)	Biographical information with respect to this officer was previously provided above.

Larry R. Graham was named President of the Company in August 2004. Mr. Graham became Chief Operating Officer in January 1999 and continues to serve in that capacity. He also served as interim Senior Vice President of Finance from January 2002 until May 2002. He joined the Company in April 1996 as Vice President of Finance and in January 1998 he was promoted to Senior Vice President of Operations. From 1993 to 1996, he was Director of Financial Services at General Health Systems, a privately-held regional multi-faceted health care system in Baton Rouge, LA. From 1989 to 1993, he was a Senior Accountant for Arthur Andersen LLP.

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

Alice A. Schwartz became Chief Information Officer in September 2004 and also served as a Senior Vice President of Clinical Operations from 2003 to 2004. She joined the Company in 1998 where she served in various leadership roles, such as an Administrator and a Regional Director of Clinical Services.

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

General

Our consolidated financial statements for 2004, 2003 and 2002 were audited by the firm of KPMG LLP, which will remain as our auditors until replaced by the Board upon the recommendation of the Audit Committee. The Company’s financial statements for the years ended December 31, 2001 and 2000 were audited by Arthur Andersen LLP (“Andersen”), our former independent accountants. On April 30, 2002, the Board of Directors of the Company, upon recommendation of the Audit Committee, dismissed Arthur Andersen LLP (“Andersen”) as the Company’s independent auditors.

Fees

The information required by this Item is incorporated by reference to the section entitled “Independent Accountants” in the Proxy Statement.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

All audit and permissible non-audit services provided by the independent auditors are pre-approved by Amedisys’ Audit Committee. These services may include audit services, audit-related services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents to be filed with Form 10-K:

(1) Financial Statements

(2) Exhibits.

Exhibit Number	Description of Document

2.1	Asset Purchase Agreement by and between Amedisys, Inc. and Professional Home Health, Brookwood Home Care Services, Memorial Home Care, Spalding Regional Home Health, Tenet Home Care of Palm Beach, Tenet Home Care of Broward County, St. Mary’s Hospital Home Health, Tenet Home Care of Miami-Dade, First Community Home Care, Cypress-Fairbanks Home Health, St. Francis Home Health and Hospice, and Brookwood Health Services, Inc. (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed March 16, 2004)

2.2	Amendment to Asset Purchase Agreement by and between Amedisys, Inc. and Professional Home Health, Brookwood Home Care Services, Memorial Home Care, Spalding Regional Home Health, Tenet Home Care of Palm Beach, Tenet Home Care of Broward County, St. Mary’s Hospital Home Health, Tenet Home Care of Miami-Dade, First Community Home Care, Cypress-Fairbanks Home Health, St. Francis Home Health and Hospice, and Brookwood Health Services, Inc. (previously filed as Exhibit 2.2 to the Current Report on Form 8-K filed March 16, 2004)

2.3	Second Amendment to Asset Purchase Agreement by and between Amedisys, Inc. and Professional Home Health, Brookwood Home Care Services, Memorial Home Care, Spalding Regional Home Health, Tenet Home Care of Palm Beach, Tenet Home Care of Broward County, St. Mary’s Hospital Home Health, Tenet Home Care of Miami-Dade, First Community Home Care, Cypress-Fairbanks Home Health, St. Francis Home Health and Hospice, and Brookwood Health Services, Inc. (previously filed as Exhibit 2.3 to the Current Report on Form 8-K filed March 16, 2004)

2.4	Third Amendment to Asset Purchase Agreement by and between Amedisys, Inc. and Professional Home Health, Brookwood Home Care Services, Memorial Home Care, Spalding Regional Home Health, Tenet Home Care of Palm Beach, Tenet Home Care of Broward County, St. Mary’s Hospital Home Health, Tenet Home Care of Miami-Dade, First Community Home Care, Cypress-Fairbanks Home Health, St. Francis Home Health and Hospice, and Brookwood Health Services. Inc. (previously filed as Exhibit 2.4 to the Current Report on Form 8-K filed March 16, 2004)

2.5	Fourth Amendment to Asset Purchase Agreement by and between Amedisys, Inc. and Professional Home Health, Brookwood Home Care Services, Memorial Home Care, Spalding Regional Home Health, Tenet Home Care of Palm Beach, Tenet Home Care of Miami-Dade, First Community Home Care, Cypress-Fairbanks Home Health, St. Francis Home Health and Hospice, and Brookwood Health Services, Inc. (previously filed as Exhibit 2.5 to the Current Report on Form 8-K/A filed July 15, 2004)

Exhibit Number	Description of Document

2.6	Fifth Amendment to Asset Purchase Agreement by and between Amedisys, Inc. and Professional Home Health, Brookwood Home Care Services, Memorial Home Care, Spalding Regional Home Health, Tenet Home Care of Palm Beach, Tenet Home Care of Miami-Dade, First Community Home Care, Cypress-Fairbanks Home Health, St. Francis Home Health and Hospice, and Brookwood Health Services, Inc. (previously filed as Exhibit 2.6 to the Current Report on Form 8-K/A filed July 15, 2004)

2.7	Asset Purchase Agreement between Amedisys Mississippi, L.L.C. and Vicksburg Healthcare, LLC (previously filed as Exhibit 2.7 to the Quarterly Report on Form 10-Q filed August 9, 2004)

3.1	Certificate of Incorporation (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2002)

3.2	By-Laws (filed herewith)

4.1.1	Credit Agreement with General Electric Capital Corporation (previously filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q filed May 13, 2004)

4.1.2	Amendment No. 1 to Credit Agreement with General Electric Capital Corporation (filed herewith)

4.2	Common Stock Specimen (previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1994)

4.3	Shareholder Rights Agreement (previously filed as Exhibit 4 to the Current Report on Form 8-K filed June 16, 2000, and as Exhibit 4 to the Registration Statement on Form 8-A12G filed June 16, 2000)

4.4	Forms of Warrants issued by Amedisys, Inc. to Raymond James & Associates, Inc. and Jefferies & Company, Inc. (previously filed as exhibits to the Current Report on Form 8-K filed December 10, 2003)

4.5	Form of Purchase Agreement among Amedisys, Inc. and the purchasers set forth on the signature pages thereto (previously filed as an exhibit to the Current Report on Form 8-K filed December 10, 2003)

4.6	Registration Rights Agreement dated as of April 23, 2002 between Amedisys, Inc. and the investors listed on Schedule I thereto (previously filed as Exhibit 4.4 to the Registration Statement on Form S-3 filed May 23, 2002)

4.7	Registration Rights Agreement dated as of April 23, 2002 between Amedisys, Inc. and Belle Haven Investments, L.P. (previously filed as Exhibit 4.5 to the Registration Statement on Form S-3 filed May 23, 2002)

4.8	Warrant Agreement dated as of December 29, 1997 between Amedisys, Inc. and Hudson Capital Partners, L.P. (previously filed as Exhibit 4.3 to the Registration Statement on Form S-3 filed March 11, 1998)

4.9	Registration Rights Agreement dated as of December 1997 between the person whose name and address appears on the signature page thereto and Amedisys, Inc. (previously filed as Exhibit 10.5 to the Registration Statement on Form S-3 filed March 11, 1998)

10.1	Settlement Agreement between the Office of Inspector General of the Department of Health and Human Services and Amedisys Specialized Medical Services and Amedisys, Inc. (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed November 10, 2003)

10.2	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Amedisys Specialized Medical Services and Amedisys, Inc. (previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed November 10, 2003)

Exhibit Number	Description of Document

10.4	Amended and Restated Amedisys, Inc. 1998 Stock Option Plan (previously filed as Exhibit 10.4 to the Registration Statement on Form S-3 filed March 11, 1998)

10.8.1	Employment Agreement between Amedisys, Inc. and William F. Borne (previously filed as Exhibit 10.8 to the Annual Report on Form 10-K filed March 19, 2001)

10.8.2	Amendment to Employment Agreement by and between Amedisys, Inc. and William F. Borne (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed May 15, 2003)

10.9.1	Employment Agreement between Amedisys, Inc. and Larry Graham (previously filed as Exhibit 10.9 to the Annual Report on Form 10-K filed March 19, 2001)

10.9.2	Amendment to Employment Agreement by and between Amedisys, Inc. and Larry Graham (previously filed as Exhibit 10.10 to the Annual Report on Form 10-K filed March 19, 2001)

10.9.3	Second Amendment to Employment Agreement by and between Amedisys, Inc. and Larry Graham (previously filed)

10.10.1	Employment Agreement between Amedisys Inc. and Gregory H. Browne (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed August 14, 2002)

10.10.2	Amendment to Employment Agreement between Amedisys Inc. and Gregory H. Browne (previously filed)

10.14	Director’s Stock Option Plan (previously filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q filed May 14, 2001)

10.15	Modification Agreement by and between CareSouth Home Health Services, Inc. and Amedisys, Inc. (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed November 14, 2001)

10.16	Software License Agreement by and between CareSouth Home Health Services, Inc. and Amedisys, Inc. (previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed November 14, 2001)

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of KPMG LLP (filed herewith)

31.1	Certification of William F. Borne, Chief Executive Officer (filed herewith)

31.2	Certification of Gregory H. Browne, Chief Financial Officer (filed herewith)

32.1	Certification of William F. Borne, Chief Executive Officer (filed herewith)

32.2	Certification of Gregory H. Browne, Chief Financial Officer (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on the 16th day of March, 2005.

AMEDISYS, INC.

By:	/S/ WILLIAM F. BORNE
William F. Borne, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ WILLIAM F. BORNE William F. Borne	Chief Executive Officer and Chairman of the Board	March 16, 2005

/S/ GREGORY H. BROWNE Gregory H. Browne	Principal Financial and Accounting Officer	March 16, 2005

Jake L. Netterville	Director	March 16, 2005

/S/ DAVID R. PITTS David R. Pitts	Director	March 16, 2005

/S/ PETER F. RICCHIUTI Peter F. Ricchiuti	Director	March 16, 2005

/S/ RONALD A. LABORDE Ronald A. Laborde	Director	March 16, 2005

/S/ DONALD WASHBURN Donald Washburn	Director	March 16, 2005

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2004 AND 2003

TOGETHER WITH REPORT OF

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Amedisys, Inc.:

We have audited the accompanying consolidated balance sheets of Amedisys, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amedisys, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Baton Rouge, Louisiana

March 16, 2005

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2004 and 2003

(Dollar amounts in thousands, except per share data)

	December 31, 2004	December 31, 2003
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$89,679	$29,229
Patient accounts receivable, net of allowance for doubtful accounts of $3,751 and $3,008 at December 31, 2004 and 2003	24,478	15,185
Prepaid expenses	1,356	1,103
Deferred income taxes	—	1,650
Inventory and other current assets	3,377	2,429

Total current assets	118,890	49,596
Property and equipment, net	10,003	7,219
Goodwill	62,537	35,448
Intangible assets, net of $1,177 net of accumulated amortization at December 31, 2004	4,447	—
Other assets	3,856	210

Total assets	$199,733	$92,473

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:

Accounts payable	$6,681	$3,340
Accrued expenses:
Payroll and payroll taxes	11,914	9,163
Insurance	4,663	2,336
Income taxes	271	575
Legal and other settlements	1,833	1,248
Other	3,822	2,818
Current portion of long-term debt	1,689	3,974
Current portion of obligations under capital leases	423	1,217
Current portion of Medicare liabilities	9,327	9,347
Current portion of deferred income taxes	1,353	—

Total current liabilities	41,976	34,018

Long-term debt	1,380	2,696
Obligations under capital leases	329	391
Deferred income taxes	6,749	2,756
Other long-term liabilities	826	1,213

Total liabilities	51,260	41,074

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized; None issued or outstanding	—	—
Common stock, $.001 par value, 30,000,000 shares authorized; 15,310,547 and 11,908,146 shares issued and 15,306,380 and 11,900,979 shares outstanding at December 31, 2004 and December 31, 2003, respectively	15	12
Additional paid-in capital	132,032	55,465
Treasury stock at cost, 4,167 shares of common stock held at December 31, 2004 and 2003	(25)	(25)
Retained earnings (accumulated deficit)	16,451	(4,053)

Total stockholders’ equity	148,473	51,399

Total liabilities and stockholders’ equity	$199,733	$92,473

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2004, 2003 and 2002

(Dollar amounts in thousands, except per share data)

	2004	2003	2002
INCOME:
Net service revenue	$227,089	$142,473	$129,424
Cost of service revenue (excluding amortization and depreciation)	96,078	58,554	58,244

Gross margin	131,011	83,919	71,180

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and benefits	56,916	41,252	38,650
Other	40,717	28,329	24,410
Restructuring charge	—	—	1,640

Total general and administrative expenses	97,633	69,581	64,700

Operating income	33,378	14,338	6,480

OTHER INCOME (EXPENSE):
Interest income	550	91	97
Interest expense	(510)	(1,293)	(1,874)
Provision for uncollectible receivable	—	—	(7,349)
Miscellaneous, net	(59)	491	113

Total other expense, net	(19)	(711)	(9,013)

INCOME (LOSS) BEFORE INCOME TAXES	33,359	13,627	(2,533)
INCOME TAX BENEFIT (EXPENSE)	(12,855)	(5,220)	3,285

Net income	$20,504	$8,407	$752

Basic weighted average common shares outstanding	13,057,000	9,808,000	8,499,000

Basic income per common share:
Net income	$1.57	$0.86	$0.09

Diluted weighted average common shares outstanding	13,543,000	10,074,000	9,007,000

Diluted income per common share:
Net income	$1.51	$0.83	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2004, 2003 and 2002

(Dollar amounts in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE, December 31, 2001	7,178,152	$7	$16,539	$(25)	$(13,212)	$3,309
Issuance of stock for Employee Stock Purchase Plan (Note 9)	120,966	—	715	—	—	715
Issuance of stock in connection with 401(k) Plan (Note 11)	247,021	1	1,870	—	—	1,871
Exercise of stock options	142,670	—	521	—	—	521
Tax benefit from stock option exercises	—	—	328	—	—	328
Exercise of warrants	15,000	—	60	—	—	60
Issuance of stock in connection with Private Placement, net of offering costs of $160	1,460,000	1	9,406	—	—	9,407
Net income	—	—	—	—	752	752

BALANCE, December 31, 2002	9,163,809	$9	$29,439	$(25)	$(12,460)	$16,963
Issuance of stock for Employee Stock Purchase Plan (Note 9)	131,247	—	582	—	—	582
Issuance of stock in connection with 401(k) Plan (Note 11)	222,354	1	1,328	—	—	1,329
Exercise of stock options	160,757	—	675	—	—	675
Tax benefit from stock option exercises	—	—	426	—	—	426
Exercise of warrants	150,965	—	462	—	—	462
Issuance of stock in conjunction with acquisitions	163,132	—	1,099	—	—	1,099
Issuance of stock as compensation	15,882	—	102	—	—	102
Issuance of stock in connection with Private Placement, net of offering costs of $171	1,900,000	2	21,352	—	—	21,354
Net income	—	—	—	—	8,407	8,407

BALANCE, December 31, 2003	11,908,146	$12	$55,465	$(25)	$(4,053)	$51,399
Issuance of stock for Employee Stock Purchase Plan (Note 9)	54,219	—	823	—	—	823
Issuance of stock in connection with 401(k) Plan (Note 11)	55,085	—	1,290	—	—	1,290
Exercise of stock options	390,828	—	1,843	—	—	1,843
Issuance of stock as compensation	1,700	—	31	—	—	31
Tax benefit from stock option exercises	—	—	2,433	—	—	2,433
Issuance of stock in connection with public offering, net of offering costs of $4,473	2,610,000	3	67,422	—	—	67,425
Exercise of warrants	266,343	—	2,068	—	—	2,068
Issuance of stock in conjunction with acquisition	24,226	—	657	—	—	657
Net income	—	—	—	—	20,504	20,504

BALANCE, December 31, 2004	15,310,547	$15	$132,032	$(25)	$16,451	$148,473

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2004, 2003 and 2002

(Dollar amounts in thousands)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,504	$8,407	$752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,126	3,072	2,947
Provision for bad debts	3,055	2,239	3,175
Compensation expense due to issuance of stock and stock options	31	102	–
Deferred income taxes	6,996	4,620	(3,514)
		—	—
Tax benefit from stock option exercises	2,433	426	328
Other	—	—	(93)
Changes in assets and liabilities, net of impact of acquisitions—
(Increase) decrease in patient accounts receivable	(12,348)	(3,321)	7,040
Increase in inventory and other current assets	(1,134)	(170)	(1,307)
Increase in other assets	(4,357)	(414)	(168)
Increase in accounts payable	3,341	845	55
(Decrease) increase in amounts due to Medicare	(20)	2,832	2,098
Increase in accrued expenses	7,084	3,425	1,904

Net cash provided by operating activities	29,711	22,063	13,217

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	102	234	139
Purchase of property and equipment	(5,231)	(1,789)	(1,267)
Acquisition of businesses, net	(29,822)	(6,772)	(2,125)
Partnership distributions	—	—	(66)

Net cash used in investing activities	34,951	(8,327)	(3,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) on line of credit agreements	—	—	(9,305)
Proceeds from issuance of notes payable	872	1,242	1,021
Payments on notes payable	(6,951)	(6,910)	(6,831)
Decrease in Medicare liabilities	0	(6,332)	(3,424)
Decrease in long-term liabilities	(387)	386	—
Proceeds from private placement of stock, net	—	21,352	9,406
Proceeds from other issuance of stock	3,911	1,137	581
Proceeds from Employee Stock Purchase Plan	823	582	—
Proceeds from equity offering, net of costs	67,422	—	—

Net cash provided by (used in) financing activities	65,690	11,457	(8,552)

NET INCREASE IN CASH AND CASH EQUIVALENTS	60,450	25,193	1,346
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	29,229	4,036	2,690

CASH AND CASH EQUIVALENTS AT END OF YEAR	$89,679	$29,229	$4,036

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$353	$1,166	$1,776

Income taxes	$2,730	$149	$895

SUPPLEMENTAL DISCLOSURES OF NON CASH FINANCING AND INVESTING ACTIVITIES
Stock issued for 401(k) Plan	$1,290	$1,328	$1,871
Stock issued for acquisitions	657	1,099	—
Notes payable issued for acquisitions	1,315	2,000	1,200
Capital leases	306	584	237

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Nature of Operations

Amedisys, Inc. and subsidiaries (“Amedisys” or “the Company”) is a provider of home health care nursing services. Amedisys is incorporated in the state of Delaware and, through its subsidiaries, operates in 13 southern and southeastern states including Alabama, Arkansas, Florida, Georgia, Louisiana, Maryland, Mississippi, North Carolina, Oklahoma, South Carolina, Tennessee, Texas and Virginia. The Company provides home health care nursing services, and in Alabama and Tennessee, also provides hospice services. The Company operates in one segment.

The Company derived 93% and 91% of its net service revenue from Medicare for the years ended December 31, 2004 and 2003, respectively.

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in these consolidated financial statements. Business combinations accounted for as purchases are included in the Consolidated Financial Statements from the respective dates of acquisition.

Revenue Recognition

Medicare Revenue Recognition

Since October 2000, with the implementation of PPS, the Company has been paid by Medicare based on episodes of care. An episode of care is defined as a length of care up to 60 days with multiple continuous episodes allowed. A base episode payment is established by the Medicare Program through federal legislation for all episodes of care ended on or after the applicable time periods detailed below:

Period Beginning	Base episode payment
October 1, 2000 through March 31, 2001	$2,115 per episode
April 1, 2001 through September 30, 2001	$2,264 per episode
October 1, 2001 through September 30, 2002	$2,274 per episode
October 1, 2002 through September 30, 2003	$2,159 per episode
October 1, 2003 through March 31, 2004	$2,231 per episode
April 1, 2004 through December 31, 2004	$2,213 per episode
January 1, 2005 through December 31, 2005	$2,264 per episode

The provision in the Benefits Improvement and Protection Act (“BIPA”) whereby home health providers received a 10% increase in reimbursement that began April 2001 for serving patients in rural areas expired March 31, 2003, however, in April 2004, a 5% increase in reimbursement was reinstated for a one-year period. Patients in rural areas account for approximately 28% of the Company’s patient population as of December 31, 2004.

Medicare reimbursement rates are subject to change. The applicability of a reimbursement change depends upon the completion date of the episode and generally applies to all episodes ending after the effective date of the

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

change. Therefore, any change in Medicare reimbursement, positive or negative, will impact the financial results of the Company up to sixty days in advance of the effective date of such change, and the impact of a change could be material.

The base episode payment as shown above is adjusted by a number of factors including, but not limited to, the following: a case mix adjuster consisting of 80 home health resource groups (“HHRG”), the applicable geographic wage index (to give effect to geographic differences in wage levels), low utilization (either expected or unexpected), intervening events, such as a significant change in the patient’s condition and other factors. The episode payment is also adjusted in the event that a patient is either readmitted by the Company, or admitted to another home health agency, prior to the expiration of 60 days from the original admission date—these reimbursement adjustments are known as partial episode payments. As a result, the actual payment to the Company is different from the base episode payments listed above, but generally a decrease in a base episode payment will result in a decrease in actual episode payments. The episode payment will be made to providers regardless of the cost to provide care. The services covered by the episode payment include all disciplines of care, in addition to medical supplies, within the scope of the home health benefit.

A portion of the cash reimbursement from each Medicare episode is typically received before all services are rendered. The estimated episodic payment is billed at the commencement of the episode. Medicare reimburses 60% of the estimated reimbursement at the initial billing for the initial episode of care per patient and the remaining reimbursement is received upon completion of the episode and upon final billing. Medicare reimburses 50% at initial billing for any subsequent episodes of care for a previously admitted patient immediately following the first episode of care for a patient. The remaining 50% reimbursement is received upon completion of the episode and upon final billing.

Revenue is recorded as services are provided to a patient. Amounts billed and/or received in advance of services performed are recorded as deferred revenue. The amount of deferred revenue at December 31, 2004 and 2003 was $14.9 million and $8.7 million, respectively. These deferred revenue amounts have been recorded as a reduction to accounts receivable in the accompanying Consolidated Balance Sheet since only a nominal amount of deferred revenue represents cash collected in advance of providing services. For episodes of care that are completed, all of the revenue expected to be received for that episode is recognized. The amount of revenue recognized for episodes of care which are incomplete at period end is based on an estimate of the portion of the episode which applies to the period, and is calculated based upon total visits performed to date as a percentage of total expected visits for a particular episode. Management believes that this is a reasonable estimate for revenue with respect to services provided for incomplete episodes, and for which reimbursement will be ultimately received. Because of the potential for changes in base episode payments referred to above and the complexity of the regulations noted above, the estimated amounts originally recorded as net patient revenue and accounts receivable may be subject to revision as additional information becomes known.

During 2003, CMS informed home health care providers that it intended to make certain recoveries of amounts overpaid to providers for the periods dating from the implementation of PPS on October 1, 2000 through particular dates in 2003 and 2004. The first of these amounts related to partial episode payments (“PEPs”), whereby a patient was readmitted to a home health care agency prior to the passing of 60 days from the previous admission date at another home health agency. In such instances, reimbursement for the first agency is reduced. CMS advised the industry that CMS had implemented changes to its computer system such that the proper adjustment would be made at the time of claim submission on an ongoing basis, and that recovery for prior overpayments would commence in the summer of 2003 and extend over a two-year period. The Company reserved, based on information supplied by CMS, approximately $0.9 million in 2003 for all claims dating from October 1, 2000. During the twelve months ended December 31, 2004, CMS recouped approximately $51,000 of

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

the above estimated overpayments. The Company cannot predict the actual timing of future collections initiated by CMS. Secondly, CMS advised the industry that it would seek recovery of overpayments that were made for patients who had, within 14 days of such admission, been discharged from inpatient facilities, including hospitals, rehabilitation and skilled nursing units, and that these recoveries would commence in April 2004. This date was subsequently extended to 2005. CMS will provide at least five weeks notice of any impending recovery. To date no notice has been received by the Company. The Company conducted an analysis of a sample of claims where and when these events had occurred, and estimated that, for all periods dating from October 1, 2000 through December 31, 2003, a reserve in the amount of approximately $1.5 million was appropriate. These reserves are recorded in current portion of Medicare liabilities in the accompanying Consolidated Balance Sheets.

Prior to the implementation of PPS on October 1, 2000, reimbursement for home health care services to patients covered by the Medicare program was based on reimbursement of allowable costs subject to certain limits. Final reimbursement was determined after submission of annual cost reports and audits thereof by the fiscal intermediaries. Retroactive adjustments have been accrued on an estimated basis in the period the related services were rendered and will be adjusted in future periods, as final settlements are determined. Estimated settlements for cost report years ended 1997 and subsequent years, which are still subject to audit by the intermediary and the Department of Health and Human Services, are recorded in current Medicare liabilities in the accompanying Consolidated Balance Sheets. Under the new PPS rules, annual cost reports are still required as a condition of participation in the Medicare program. However, there are no final settlements or retroactive adjustments based on the submitted annual cost reports.

In the fourth quarter of 2004, the Company determined that amounts previously reserved against revenue in 2003 and 2001 ($0.5 million and $0.6 million, respectively) were no longer necessary as a consequence of consistent application of the Company’s revenue recognition policy, the conversion of all Metro locations, acquired in August 2003, to the Amedisys’ systems, and the commencement of appropriate billing procedures for the Company’s hospice acquisitions. The reversal of these reserves increased net service revenues by $1.1 million in the fourth quarter of 2004.

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

Hospice Revenue Recognition

Services are billed to Medicare, Medicaid and private payors generally on a daily basis. The hospice locations are subject to limits for payments. For inpatient services the limit is based on inpatient care days. If inpatient care days provided to patients at a hospice exceed 20% of the total days of hospice care provided for the year, then payment for days in excess of this limit are paid at the routine home care rate.

Overall payments made by Medicare are also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The hospice cap period runs from November 1st of each year

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

through October 31st of the following year. Total Medicare payments during this period are compared to the cap amount for this period. Payments in excess of the cap amount must be returned to Medicare. The cap amount is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory amount that is indexed for inflation. The per beneficiary cap amount was $19,636 for the twelve month period ending October 31, 2004. The hospice cap amount is computed on a hospice-by-hospice basis. Any amounts received in excess of this per beneficiary cap must be refunded to Medicare. The Company did not receive any amounts in excess of this per beneficiary cap during 2004.

Cash and Cash Equivalents

Cash equivalents include certificates of deposit and all highly liquid debt instruments with maturities of three months or less when purchased.

Collectibility of Accounts Receivable

The process for estimating the ultimate collectibility of accounts receivable involves judgment, with the greatest subjectivity relating to non-Medicare accounts receivable. The Company currently records an allowance for uncollectible accounts on a percentage of revenue basis unless a specific issue is noted, at which time an adjustment to the allowance is recorded. The Company reviews the adequacy of the allowance on a quarterly basis.

In the year ended December 31, 2004, accounts receivable increased, net of allowance for doubtful accounts, to $24.5 million from $15.2 million at December 31, 2003. This increase was due to the increases in net service revenue and to delays in billing associated with acquisitions, particularly with respect to the hospice acquisition. Accounts receivable as at December 31, 2004, by payor class is as follows (Dollar amounts in thousands):

	2004		2003
Medicare, net of deferred revenue	$21,510	76%	$11,750	65%
Medicaid	1,562	6%	1,400	8%
Private, commercial insurance and other	5,157	18%	5,042	28%

Total gross accounts receivable	28,229	100%	18,192	100%

Allowance for doubtful accounts	(3,751)		(3,008)

Accounts receivable net of doubtful accounts	$24,478		$15,184

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

Property and Equipment

Property and equipment are carried at cost. Additions and improvements are capitalized, but ordinary maintenance and repair expenses are charged to expense as incurred. The cost of property and equipment sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and equipment

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

and related accumulated depreciation accounts, and any gain or loss is credited or charged to income. Depreciation expense, including amortization of assets related to capital leases (see Note 3) for the years ended December 31, 2004, 2003 and 2002 was $3.0 million, $3.1 million and $3.0 million, respectively.

Capital leases, primarily consisting of software, computer equipment, and phone systems, are included in property and equipment. Capital leases are recorded at the present value of the future rentals at lease inception and are amortized over the shorter of the applicable lease term or the useful life of the equipment.

For financial reporting purposes, depreciation and amortization of property and equipment including those subject to capital leases is included in other general and administrative expenses and is provided utilizing the straight-line method based upon the following estimated useful service lives:

Buildings	40 years
Leasehold improvements	5 years
Equipment and furniture	5–7 years
Vehicles	5 years
Computer software	3-5 years

Goodwill and Other Intangible Assets

In July 2001, the FASB issued Financial Accounting Standards Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) that was effective January 1, 2002. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually for impairment or if circumstances indicate potential impairment may have occurred. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives. In particular, the Company has allocated amounts ranging from 4% to 9% of the purchase price of its acquisitions to the value of non-competition agreements, generally with a life of two to three years. In the year ended to December 31, 2004, the Company amortized $1.2 million associated with these agreements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ”. This statement also superseded certain aspects of APB 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, with regard to reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as previously required by APB 40. Additionally, certain dispositions may now qualify for discontinued operations treatment.

The Company reviews goodwill and other intangible assets on a quarterly basis to determine whether impairment has occurred, and if so, what impairment charge would be appropriate. At December 31, 2004 the Company determined that no impairment had occurred.

Accounting for the Impairment of Long-Lived Assets

Whenever recognized, events or changes in circumstances indicate the carrying amount of an asset, including intangible assets, may not be recoverable, management reviews the asset for possible impairment. Management uses undiscounted estimated future cash flows to assess the recoverability of the asset. If the

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

expected future net cash flows are less than the carrying amount of the asset, an impairment loss, measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, is recognized.

Derivative Instruments and Hedging Activities

The Company does not use derivative financial instruments or engage in hedging activities.

New Accounting Pronouncements

In December 2004, the FASB published a revision of FASB Statement No. 123. “Accounting for Equity Based Compensation”. FASB 123 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset. The notes to financial statements of both public and nonpublic entities will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements. The Company estimates that the impact to fully diluted net income per share for the last six months of 2005 related to stock options to be approximately $0.04 per share, including new option grants in the period. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after June 15, 2005. If the Company had adopted this statement during 2004, the Company would have recognized $2.0 million of additional expense, net of tax.

Net Income Per Common Share

Earnings per common share is based on the weighted average number of shares outstanding during the period. The following table sets forth shares used in the computation of basic and diluted net income per common share for the years ended December 31, 2004, 2002, and 2001 (Share amounts in thousands).

	2004	2003	2002
Weighted average number of shares outstanding—for basic net income per share	13,057	9,808	8,499
Effect of dilutive securities:
Stock options	387	218	348
Warrants	99	48	160

Adjusted weighted average shares—for diluted net income per share	13,543	10,074	9,007

For the year ended December 31, 2004, there were no potentially dilutive securities that were anti-dilutive at the end of the period, as compared to 71,000 and 139,000 potentially dilutive securities for 2003 and 2002, respectively.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Stock-Based Compensation

The Company has two stock option plans, the Amedisys, Inc. 1998 Stock Option Plan and the Amedisys, Inc. Directors Stock Option Plan (the “Plans”) as described in Note 9. The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” permit the continued use of the intrinsic value-based method prescribed by APB 25, but require additional disclosures, including pro-forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by SFAS 123 had been applied. The following table illustrates the effect on net income and earnings per share if the Company had recognized compensation expense for the Plans using the fair-value recognition method in SFAS 123 (Dollar amounts in thousands, except per share amounts):

	2004	2003	2002
Net income
As reported	$20,504	$8,407	$752
Add: Stock based employee compensation expense included in reported net income, net of taxes	16	63	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of income taxes	(1,699)	(591)	(698)

Pro forma net income	$18,821	$7,879	$54

Basic earnings per share:
As reported	$1.57	$0.86	$0.09
Pro forma	$1.44	$0.80	$0.01
Diluted earnings per share:
As reported	$1.51	$0.83	$0.08
Pro forma	$1.39	$0.78	$0.01
Weighted average fair value of grants during the year	$12.21	$5.40	$7.89
Black-Scholes option pricing model assumptions:
Risk free interest rate	3.53–5.16%	3.55–5.16%	4.26–5.80%
Expected life (years)	5–10	10	10
Volatility	42.88–105.71%	58.85–110.35%	92.28–115.18%
Expected annual dividend yield	—	—	—

Restructuring

In response to the significant reduction in Medicare reimbursement effective October 1, 2002 and in anticipation of a further reduction effective April 1, 2003, management initiated major changes in its operations, including termination of employees, abandonment and buyouts of certain leased space in December 2002. As a result of this restructuring plan, 117 employees were terminated. In 2002, the Company recorded $1,640,000 of costs associated with its restructuring plan. These costs were comprised of $1,209,000 for employee severance and $431,000 of costs associated with the abandonment and buyout of existing operating leases which were included in general and administrative expenses for the year ended December 31, 2002. During 2002, $262,000 of termination benefits were paid associated with the termination of 83 employees and charged against the accrued expenses. There were no other changes to the accrued liability. At December 31, 2002, a liability of $1,378,000 remained in other accrued liabilities for the unpaid portion of the benefits and lease cancellation

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

payments and buyouts associated with the restructuring plan. At December 31, 2003, a liability of $352,000 remained for the unpaid portion of the restructuring plan, and is expected to be paid through the fourth quarter of 2006. At December 31, 2004, a liability of $127,000 remains for the unpaid portion of the restructuring plan, and will be paid through the first quarter of 2008. The following table summarizes the balance remaining at December 31, 2004 (Dollar amounts in thousands):

	Employee severance and other related benefits	Lease abandonment and buyouts	Total
Restructuring costs, incurred to date	$1,209	$431	$1,640
Cash payments	(1,193)	(320)	(1,513)

Balance at December 31, 2004	$16	$111	$127

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense for the fiscal years ended December 31, 2004, 2003 and 2002 were $2,145,000, $1,006,000, $889,000, respectively.

2. ACQUISITIONS AND DISPOSITIONS:

Acquisitions:

Each of the following acquisitions was completed in order to pursue the Company’s strategy of achieving market dominance in the southern and southeastern United States by expanding its service base and enhancing its position in certain geographic areas as a leading provider of home health nursing services. The purchase price of each acquisition was determined based on the Company’s analysis of comparable acquisitions and expected cash flows. Goodwill generated from the acquisitions was recognized given the expected contributions of each acquisition to the overall corporate strategy and is fully tax deductible. Each of the acquisitions completed was accounted for as a purchase and or included in the Company’s financial statements from the respective acquisition date.

Acquisitions in 2004:

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

The transaction closed in three stages. Control over the first four agencies was transferred effective March 1, 2004. The second group was transferred effective April 1, 2004, with the final transfer effective May 1, 2004. The purchase price of approximately $19.1 million was comprised of $14.2 million in cash at initial closing, with the balance paid in two equal installments on April 1, 2004 and May 1, 2004. Total transaction costs capitalized as part of the purchase price of $0.5 million.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Tangible assets acquired and liabilities assumed are immaterial to the purchase price. The Company has allocated approximately $18.9 million of the purchase price to goodwill ($16.7 million) and other intangibles ($2.2 million). The following table contains pro forma consolidated income statement information as if the transaction occurred January 1, 2003 (Dollar amounts in thousands except per share data)

	2004	2003
	(unaudited)
Net service revenue	$231,826	$169,189
Operating income	$33,482	$19,584
Net income	$21,208	$11,659
Basic earnings per share	$1.61	$1.19
Diluted earnings per share	$1.54	$1.16

The unaudited pro forma information presented above is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred if the transaction described had occurred as presented. In addition, future results may vary significantly from the results reflected in such information.

2. Effective April 1, 2004, the Company, through its wholly-owned subsidiary Amedisys Oklahoma, L.L.C., acquired certain assets and liabilities of Hillcrest Medical Center (“Hillcrest”) associated with its home health care operations in Tulsa, Oklahoma, for which the Company paid $375,000 cash at closing with a deferred payment of $75,000 made on June 25, 2004. In connection with this acquisition, the Company recorded substantially the entire purchase price as goodwill ($413,000) and other intangibles ($27,000) in the second quarter of 2004.

3. Effective June 1, 2004, the Company, through its wholly-owned subsidiary Amedisys Mississippi, L.L.C., acquired a single home health agency in Vicksburg, Mississippi, from River Region Health System (“River Region”) for $1.65 million in cash. In connection with the acquisition, the Company recorded substantially the entire purchase price as goodwill ($1.4 million) and other intangibles ($0.2 million) in the second quarter of 2004.

4. Effective September 1, 2004, the Company, through its wholly-owned subsidiary Amedisys Home Health, Inc. of Virginia, acquired a home health agency with three locations in Richmond, Virginia, from Freedom Home Health (“Freedom”) for $6.6 million. Of the $6.6 million purchase price, $4.6 million was paid in cash; the Company issued a $1.3 million note payable and issued $0.7 million of Amedisys stock. In connection with the acquisition, the Company recorded substantially the entire purchase price as goodwill ($5.9 million) and other intangibles ($0.6 million) in the third quarter of 2004,

5. Effective October 1, 2004, the Company, through its wholly-owned subsidiaries Amedisys Home Health, Inc. of South Carolina and Amedisys Georgia, L.L.C., acquired two home health agencies from Winyah Health Care Group for approximately $3.5 million in cash. The agencies are located in Augusta, Georgia and Clinton, South Carolina. In connection with the acquisition, the Company recorded substantially all of the purchase price as goodwill ($2.8 million) and other intangibles ($0.6 million) in the fourth quarter of 2004.

6. Effective December 1, 2004 the Company, through its wholly owned subsidiary, Amedisys Home Health Inc. of North Carolina acquired a single home health agency in Winston-Salem, North Carolina from In Home

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Care for approximately $1 million in cash. Substantially all of the purchase price was recorded as goodwill ($0.7 million) and other intangibles ($0.2 million in the fourth quarter of 2004.

Supplemental pro forma information as required by Paragraph 58 of SFAS 141 for this acquisition would not have a material impact on the results of operations for the twelve months ended December 31, 2004.

Acquisitions in 2003

1. Effective July 1, 2003, the Company, through its wholly-owned subsidiary Amedisys Arkansas, L.L.C., acquired certain assets and liabilities of Van Buren H.M.A., Inc. associated with its home health care operations in Van Buren, Arkansas. In connection with this acquisition, the Company recorded $391,000 of goodwill and other intangibles in the third quarter of 2003.

2. Effective August 1, 2003, the Company, through its wholly-owned subsidiary Amedisys LA Acquisitions, LLC., acquired substantially all of the assets and certain liabilities of Standard Home Health Care Inc. and Cypress Health Services, LLC, collectively Metro Preferred Home Care (“Metro”). In consideration for the acquired assets and liabilities, the Company paid $6.0 million cash at closing and executed a three-year promissory note in the amount of $1.0 million, which is subject to achievement of certain minimum earnings of the acquired operations, and issued 163,000 shares of Amedisys, Inc. common stock, for a total purchase price of approximately $8.0 million. The promissory note, bearing a maximum interest rate of 5% per annum, is payable in arrears in equal quarterly installments, plus accrued interest, beginning December 2003. In February 2004 the note was amended to remove the minimum earning requirements. In connection with this acquisition, the Company recorded $8,212,000 of goodwill and other intangibles in the third and fourth quarters of 2003. The following table contains pro forma income consolidated statement information as if the transaction occurred January 1, 2002 (Dollar amounts in thousands, except per share data)

	2003	2002
	(unaudited)
Net service revenue	$153,809	$146,675
Operating income	$15,411	$9,006
Net income	$9,065	$2,290
Basic earnings per share	$0.92	$0.26
Diluted earnings per share	$0.90	$0.25

The unaudited pro forma information presented above is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred if the transaction described had occurred as presented. In addition, future results may vary significantly from the results reflected in such information.

3. Effective November 1, 2003, the Company, through its wholly-owned subsidiary Amedisys Texas, Ltd., acquired certain assets and liabilities of St. Luke’s Episcopal Hospital associated with its home health services program for which the Company paid $0.5 million cash at closing and executed a promissory note for $1.0 million bearing interest at the Prime Rate plus two percent and payable over a three-year term in equal monthly installments beginning December 1, 2003. In connection with this acquisition, the Company recorded $1,249,000 of goodwill and other intangibles in the fourth quarter of 2003.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

3. PROPERTY AND EQUIPMENT:

Property and equipment consist of the following as of December 31, 2004 and 2003 (Dollar amounts in thousands):

	2004	2003
Buildings and leasehold improvements	$322	$193
Equipment, furniture and vehicles	16,813	12,090
Computer software	5,550	4,935

	22,685	17,218
Less: Accumulated depreciation and amortization	(12,682)	(9,999)

Total property and equipment	$10,003	$7,219

4. GOODWILL, OTHER INTANGIBLE ASSETS AND OTHER ASSETS:

Goodwill and Other Intangible Assets

The following table summarizes the activity related to goodwill and other intangible assets for the years ended December 31, 2004, 2003 and 2002.

	Goodwill	Certificates of Need	Acquired Name of Business	Non-Compete Agreements (1)
Balances at January 1, 2002	$22,217	$—	$—	$—
Additions	3,365	—	—	—
Amortization	—	—	—	—

Balances at December 31, 2002	25,582	—	—	—
Additions	9,866	—	—	—
Amortization	—	—	—	—

Balances at December 31, 2003	35,448	—	—	—
Additions	28,719	2,125	—	1,869
Amortization	—	—	—	(1,177)
Reclass (1)	(1,630)	400	200	1,030

Balances at December 31, 2004	$62,537	$2,525	$200	$1,722

(1)	The weighted-average amortization period of non-compete agreements is 2.1 years.
(2)	Amounts previously classified as goodwill were allocated to other intangible assets based on valuation studies of the assets acquired.

The estimated aggregate amortization expense for each of the four succeeding years is as follows:

2005	$1,125
2006	563
2007	18
2008	16

$1,722

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Other Assets

Other Assets were $3.8 million and $0.2 million at December 31, 2004 and 2003, respectively. Included in Other Assets at December 31, 2004, were workers compensation deposits of $1.7 million and $1.3 million for policy years 2004 and 2003 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), respectively. Also included in Other Assets at December 31, 2004 are net deferred financing costs associated with the Company's GE Facility of $0.5 million. These costs are being amortized over the four-year term of the GE Facility and are being charged to interest expense. Other deposits were $0.3 million and $0.2 million at December 31, 2004 and 2003, respectively.

5. LONG-TERM DEBT:

Long-term debt consists primarily of notes payable to banks, other financial institutions and sellers notes related to acquisitions that are due in monthly installments through 2007. Long-term debt includes the following as of December 31, 2004 and 2003 (amounts in thousands):

	2004	2003
Long-term debt payable to NPF—interest was at a fixed interest rate of 10.50% until June 2002 and variable thereafter (7.25% at December 31, 2003)	$—	$3,551
Long-term debt—interest rates ranging from 3.00-8.00%	3,069	3,119

	3,069	6,670
Less current portion	(1,689)	(3,974)

Long-term debt	$1,380	$2,696

Maturities of debt as of December 31, 2004 are as follows (amounts in thousands):

Year Ended
December 31, 2005	$1,689
December 31, 2006	1,027
December 31, 2007	353

The fair value of long-term debt, estimated based on the Company’s current borrowing rate of 6.10 and 6.22% at December 31, 2004 and 2003, respectively, was approximately $3.1 million and $6.5 million at December 31, 2004 and 2003, respectively.

Effective April 28, 2004, the Company entered into a financing arrangement with GE Healthcare Financial Services (“GE”) for a working capital facility (the “GE Facility”). At December 31, 2004, the Company’s maximum borrowing capacity under the GE Facility was $15 million. However, the Company may request, under certain conditions, that the borrowing capacity be increased in two separate increments of $5 million each, for a total borrowing capacity of $25 million. The Company believes it meets at December 31, 2004, all conditions for increasing the borrowing capacity of the GE Facility to $25 million. To date, no amounts have been drawn under this facility. The Company’s obligations under the GE Facility are collateralized by its existing and after-acquired personal and real property. The Company’s bank accounts are subject to pledge account agreements between GE and the Company, whereby GE has a present and continuing security interest in the Company’s pledged accounts upon the occurrence of an Event of Default, as defined, under the GE Facility.

The GE facility matures in April 2008 and bears interest with respect to revolving credit advances at the “index rate” plus 1.75%. The index rate is determined by the higher of (i) the rate publicly quoted from time to

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

time by The Wall Street Journal as the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks or (ii) the Federal Funds Rate plus 50 basis points per annum. At the election of the Company, revolving credit advances may bear interest at LIBOR plus 3.75%. With respect to swing line loans, the index rate as defined above plus 1.75% is applicable. The GE Facility contains financial covenants including: (i) a maximum capital expenditures limit, (ii) a minimum fixed charge coverage ratio, (iii) a minimum EBITDA (earnings before interest, taxes, depreciation and amortization), (iv) a maximum leverage ratio limit and (v) a maximum days sales outstanding limit. Compliance with the financial covenants is measured quarterly. All of the financial covenants are predetermined and adjust over the term of the GE Facility. All of the financial covenants are measured with results from the most recent 12-month period then ended, except for the maximum days sales outstanding covenant, which is measured against the most recent 90-day period then ended. As of December 31, 2004, the Company was in compliance with all of the financial covenants of the GE Facility.

6. CAPITAL LEASES:

The Company has acquired certain equipment under capital leases for which the related liabilities have been recorded at the present value of future minimum lease payments due under the leases. The present minimum lease payments under the capital leases and the net present value of future minimum lease payments at December 31, 2004 are as follows (amounts in thousands):

Year Ended
December 31, 2005	460
December 31, 2006	210
December 31, 2007	76
December 31, 2008	50
December 31, 2009	24

Total future minimum lease payments	820
Amount representing interest	(68)

Present value of future minimum lease payments	752
Less current portion	(423)

Obligations under capital leases	$329

7. INCOME TAXES:

The Company files a consolidated federal income tax return that includes all of the Company’s subsidiaries. State income tax returns are filed individually by the subsidiaries in accordance with state statutes.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The total provision for income taxes consists of the following for the years ended December 31, 2004, 2003 and 2002 (Dollar amounts in thousands):

	2004	2003	2002
Current portion	$5,859	$168	$(100)
Deferred portion	6,996	5,052	(3,185)

Income tax expense (benefit)	$12,855	$5,220	$(3,285)

Net deferred tax assets consist of the following components as of December 31, 2004 and 2003 (Dollar amounts in thousands):

	2004	2003
Current portion of deferred tax assets (liabilities):
NOL carryforward, expiring through 2022	$352	$2,805
Allowance for doubtful accounts	1,378	1,143
Self-insurance reserves	4	875
Deferred revenue	(2,618)	(2,618)
Expenses not currently deductible for tax purposes	374	222
Other	(843)	(777)

Current portion of deferred tax assets (liabilities)	(1,353)	1,650
Deferred tax liabilities:
Amortization of intangible assets	(4,735)	(3,083)
Property and equipment	(2,245)	(1,667)
Losses of consolidated subsidiaries not consolidated for tax purposes, expiring beginning in 2010	144	144
Expenses not currently deductible for tax purposes	87	1,850

Total deferred tax liabilities	(6,749)	(2,756)

Net deferred tax liabilities	$(8,102)	$(1,106)

Total tax expense (benefit) on income before taxes resulted in effective tax rates that differed from the federal statutory income tax rate. A reconciliation of these rates is as follows for 2004, 2003 and 2002:

	2004	2003	2002
Income taxes computed on federal statutory rate	35.0%	35.0%	35.0%
State income taxes and other, net of federal impact	2.5	2.0	8.0
Valuation allowance	—	—	94.0
Nondeductible expenses and other, net	1.0	1.0	(11.0)

Total	38.5%	38.0%	126.0%

The Company has State net operating losses of $852, tax effected, for which it has determined it is more likely than not that the company will not be able to utilize.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

8. RELATED PARTY TRANSACTIONS:

The Company paid consulting fees of $60,000 to an Amedisys stockholder for the year ended December 31, 2002. The Company paid The Printing Department, owned by the father-in-law of an officer of the Company until May 2002, $609,000 and $465,000 for the year ended December 31, 2002. The Printing Department printed forms and other materials used in daily operations. The Company paid Alphagraphics, owned by the wife of an officer of the Company until June 2002, $34,000 for the year ended December 31, 2002. Alphagraphics provides printing and recruitment mail-out services. The Company believes the fees paid for these goods and services approximated fair market value. There were no related party transactions for the years ended December 31, 2004 and 2003.

9. CAPITAL STOCK:

Equity Offering

On September 28, 2004, the Company completed an equity offering of 2,460,000 shares of its Common Stock at $27.50 per share, providing net proceeds less expenses to the Company of approximately $67.4 million. The Company engaged Raymond James & Associates, Inc., Jefferies & Company, Inc. and Legg Mason Wood Walker, Incorporated as underwriters for the transaction pursuant to which the underwriters received approximately 5.5% of the gross proceeds in cash. Additionally, the underwriters exercised their option to purchase an additional 300,000 shares of Amedisys, Inc. Common Stock at the offering price to cover over-allotments. The over-allotment included 150,000 shares offered by existing stockholders and 150,000 shares offered by the Company, and resulted in net proceeds to the Company of approximately $3.9 million. The Company intends to use the proceeds from this offering for general corporate purposes, including potential acquisitions.

Private Placements

On April 26, 2002, the Company completed a private placement of 1,460,000 shares of Common Stock with private investors at a price of $6.94 per share. This placement provided net proceeds to the Company of approximately $9.4 million. The Company engaged Belle Haven Investments, L.P. (“BHI”) and Sanders Morris Harris (“Sanders”) as placement agents for this transaction pursuant to which BHI received $544,300 in cash and BHI and its principals received warrants to purchase up to 64,500 shares of common stock exercisable at $8.12 per share and Sanders received $15,615 in cash and warrants to purchase up to 4,500 shares of common stock exercisable at $8.12 per share. BHI and its principals exercised 64,500 warrants during the first quarter of 2004 to purchase 33,642 shares of stock. Sanders exercised 4,500 warrants during the fourth quarter of 2004 to purchase 4,500 shares of stock.

On November 25, 2003, the Company completed a private placement of 1,900,000 shares of Common Stock with private investors at a price of $12.00 per share. This placement provided net proceeds to the Company of approximately $21.3 million. The Company engaged Jefferies & Company, Inc. (“Jefferies”) and Raymond James & Associates, Inc. (“Raymond James”) as placement agents for the transaction pursuant to which the placement agents received approximately 6% of the gross proceeds in cash and warrants to purchase up to 95,000 shares of common stock exercisable at $14.40 per share. Jefferies exercised 57,000 warrants in the fourth quarter of 2004 to purchase 57,000 shares of stock. Raymond James owns 38,000 warrants at December 31, 2004.

Stock Options and Warrants

The Company’s Statutory Stock Option Plan (the “Plan”) provides incentive stock options to key employees. The Plan is administered by the Compensation Committee which determines, within the provisions of the Plan, those eligible employees to whom, and the times at which, options shall be granted. Each option granted

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

under the Plan is convertible into one share of common stock, unless adjusted in accordance with the provisions of the Plan. Options may be granted for a number of shares not to exceed, in the aggregate, 2,125,000 shares of common stock at an option price per share of no less than the greater of (a) 100% of the fair value of a share of common stock on the date the option is granted or (b) the aggregate par value of the shares of common stock on the date the option is granted. If the option is granted to any owner of 10% or more of the total combined voting power of the Company and its subsidiaries, the option price is to be at least 110% of the fair value of a share of common stock on the date the option is granted. Each option vests ratably over an 18 month to three year period, with the exception of those issued under contractual arrangements that specify otherwise, and may be exercised during a period as determined by the Compensation Committee or as otherwise approved by the Compensation Committee, not to exceed ten years from the date such option is granted.

The Company’s Directors’ Stock Option Plan (the “Directors’ Plan”) provides stock options to directors. The Directors’ Plan is administered by the Board of Directors in accordance with the provisions of the Directors’ Plan. Each option granted under the Directors’ Plan is convertible into one share of common stock, unless adjusted in accordance with the provisions of the Directors’ Plan. Options may be granted for a number of shares not to exceed, in the aggregate, 400,000 shares of common stock. The option price is to be the fair value, which is the closing price of a share of common stock on the last preceding business day prior to the date as to which fair value is being determined, or on the next preceding business day on which such common stock is traded, if no shares of common stock were traded on such date. Each option vests ratably over an eighteen month to three year period and may be exercised during a period not to exceed ten years from the date such option is granted.

A summary of the Company’s stock options as of December 31, 2004, 2003 and 2002 and changes during each of the years then ended is as follows:

	2004		2003		2002
	Shares	Wgtd. Avg. Exer. Price	Shares	Wgtd. Avg. Exer. Price	Shares	Wgtd. Avg. Exer. Price
Outstanding at beginning of year	918,686	$5.41	900,693	$5.12	919,033	$4.25
Granted, at market value	383,098	21.97	208,000	5.34	179,000	8.56
Exercised (1)	(375,827)	4.92	(175,757)	3.84	(142,670)	3.65
Cancelled, forfeited or expired	(25,967)	14.97	(14,250)	6.56	(54,670)	5.63

Outstanding at end of year	899,990	$12.46	918,686	$5.41	900,693	$5.12

Exercisable at end of year	525,636	$9.02	687,857	$5.07	756,943	$4.42

Weighted average fair value of options granted during the year		$12.21		$5.40		$7.89

Of the 374,354 options outstanding but not exercisable at December 31, 2004, 188,816 become exercisable in 2005, 117,855 in 2006 and 67,683 in 2007.

(1)	At the end of 2003, an option holder elected to exercise 15,000 options. The shares related to this exercise were issued in 2004.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At 12/31/04	Wgtd. Avg. Remaining Contractual Life	Wgtd. Avg. Exercise Price	Number Exercisable at 12/31/04	Wgtd. Avg. Exercise Price
$3.00	112,420	4.37	$3.00	112,420	$3.00
$4.34–4.70	5,455	6.00	4.34	5,455	4.34
$5.13–5.65	192,470	7.67	5.40	107,127	5.38
$6.00–6.75	79,806	5.19	6.18	79,806	6.18
$6.95–7.85	51,667	6.98	7.25	50,000	7.26
$8.43–9.40	53,374	7.39	8.65	29,371	8.59
$9.95	40,000	7.49	9.95	40,000	9.95
$15.05–$18.10	202,798	9.11	17.29	51,457	15.28
$24.92–$30.23	162,000	9.62	28.27	50,000	30.23

$3.00–$30.23	899,990	7.64	$12.46	525,636	$9.02

Warrants

At December 31, 2004, the Company had 38,000 warrants outstanding with an exercise price of $14.40 per share. The warrants were issued in connection with the November 2003 private placement as described above.

The following table depicts warrant activity for the two years ended December 31, 2004:

	Warrants	Exercise Price	Shares Purchased

Outstanding warrants at 12/31/02	393,720

Issued 2003:	145,000	$14.40-14.92	—

Exercised 2003:	(153,167)	$3.00-6.25	153,158

Expired 2003:	(40,833)	$3.00	—

Outstanding warrants at 12/31/03	344,720

Exercised 2004:	(306,720)	$5.00-14.92	266,343

Outstanding warrants at 12/31/04	38,000

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Employee Stock Purchase Plan

The Company has a plan whereby eligible employees may purchase the Company’s common stock at 85% of the lower of the market price at the time of grant or the time of purchase. There are 1,000,000 shares reserved for this plan. At December 31, 2004, there were 171,058 shares available for future issuance.

Employee Stock Purchase Plan Period	Shares Issued	Price
2002 and Prior	664,779	$3.43
January 1, 2003 to March 31, 2003	37,278	3.89
April 1, 2003 to June 30, 2003	34,497	3.83
July 1, 2003 to September 30, 2003	27,117	5.10
October 1, 2003 to December 31, 2003	18,853	8.14
January 1, 2004 to March 31, 2004	15,445	12.75
April 1, 2004 to June 30, 2004	9,977	22.23
July 1, 2004 to September 30, 2004	9,944	25.29
October 1, 2004 to December 31, 2004	11,052	26.38

	828,942

10. COMMITMENTS AND CONTINGENCIES:

Legal Proceedings

From time to time, the Company and its subsidiaries are defendants in lawsuits arising in the ordinary course of the Company’s business. Based on current knowledge, management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

On August 23 and October 4, 2001, two suits were filed against the Company and three of its executive officers in the United States District Court for the Middle District of Louisiana by individuals purportedly as class actions on behalf of all purchasers of Amedisys stock between November 15, 2000 and June 13, 2001. The suits, which have now been consolidated, seek damages based on the decline in Amedisys’ stock price following an announced restatement of earnings for the fourth quarter of 2000 and first quarter of 2001, claiming that the defendants knew or were reckless in not knowing the facts giving rise to the restatement. In February, 2005, the United States Fifth Circuit Court of Appeals vacated the trial court’s certification of the suit as a class action, and remanded the case to the trial court for further proceedings. The Company intends to vigorously defend these lawsuits, and has insurance coverage for an amount in excess of $100,000 up to $4 million. While the Company believes that insurance coverage is sufficient in respect to any amounts that may be awarded, there can be no assurance that the final resolution will be within the coverage amounts carried by the Company. The Company has met our deductible with the legal fees that have been incurred to date. Additional legal fees will be paid by the insurer up to our policy limits.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

In 1999, the Company discovered questionable conduct involving the former owner of one of its smaller agencies, which occurred between 1994 and 1997. The Company conducted an initial audit (using an independent auditor) and voluntarily disclosed the irregularities to the Department of Health and Human Services’ Office of the Inspector General (“OIG”). Thereafter, the government examined the disclosed activities; and during the second quarter of 2002, the Company conducted a further audit of relevant claims at the request of the OIG, which was completed during the third quarter of 2002. In February 2003, the OIG offered a settlement that included certain penalties not previously anticipated by the Company, as the Company self reported the matter. On August 8, 2003, the Company signed both a Settlement Agreement and a Corporate Integrity Agreement with the OIG and Department of Justice. The Settlement Agreement provides for payment of a financial settlement in three equal annual payments of $386,000, with the first payment made on the date of execution, and the second payment made on August 8, 2004. This agreement also obligates the Company to amend previously filed cost reports to deduct costs incurred by the Company for audit and investigation of this matter. The Corporate Integrity Agreement, which is binding for a three-year period, requires that the Company maintain its existing Compliance Program and provides for enhanced training requirements, annual claims audits of the subject agency by an independent reviewer, and regular reporting to the OIG. This agreement provides for stipulated penalties in the event of non-compliance by the Company, including the possibility of exclusion from the Medicare program. The Company believes that these obligations will not materially affect the Company’s operations, or financial performance, over the period of the agreement, although no assurances can be provided that the ultimate cost will not be materially different.

In November 2002, the Company elected to terminate its asset financing facility with NPF VI and advised its payors that remittances should be directed to the bank accounts of the Company rather than bank accounts controlled by NPF VI under collateral arrangements for the facility. The decision to terminate the above facility was made in response to the failure of NPF VI to provide $3.3 million on October 31, 2002 as requested by the Company on October 29, 2002 in accordance with the terms of the facility. At that date, Amedisys, Inc. determined that an amount of approximately $7.1 million was being held on behalf of the Company by NPF VI, and engaged in correspondence with representatives of NPF VI in an effort to have these funds returned to the Company. On November 18, 2002, NPF VI filed bankruptcy petitions, and accordingly, the Company elected to reserve the amount of $7.1 million in the fourth quarter of fiscal 2002. As of March 14, 2005, the collateral held by NPF VI and JP Morgan Chase, as trustee for the bondholders of NPF VI, is still being held by these entities. The Company is taking legal and other action to have this collateral released, and to recover the funds that have not been released to the Company. As of December 31, 2004, the Company had incurred total legal fees related to this matter of approximately $2 million, and the Company may incur substantial additional legal expenses in the future in connection with this matter.

Legislation

The Company’s home health care business is regulated by federal, state and local authorities. Regulations and policies frequently change, and the Company monitors changes through trade and governmental publications and associations. The Company’s home health care subsidiaries are certified by Centers for Medicare & Medicaid Services (“CMS”) and are therefore eligible to receive reimbursement for services through the Medicare system. As a provider under the Medicare and Medicaid systems, the Company is subject to the various anti-fraud and abuse laws, including the federal health care programs’ anti-kickback statute. These laws prohibits any offer, payment, solicitation or receipt of any form of remuneration to induce the referral of business reimbursable under a federal health care program or in return for the purchase, lease, order, arranging for, or recommendation of items or services covered by any federal health care programs or any health care plans or programs that are funded by the United States government (other than certain federal employee health insurance

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

benefits) and certain state health care programs that receive federal funds under various programs, such as Medicaid. A related law forbids the offer or transfer of any item or service for less than fair market value, or certain waivers of copayment obligations, to a beneficiary of Medicare or a state health care program that is likely to influence the beneficiary’s selection of health care providers. Violations of the anti-fraud and abuse laws can result in the imposition of substantial civil and criminal penalties and, potentially, exclusion from furnishing services under any federal health care programs. In addition, the states in which the Company operates generally have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers where they are designed to obtain the referral of patients to a particular provider.

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

Various federal and state laws impose criminal and civil penalties for submitting false claims for Medicare, Medicaid or other health care reimbursements. The Company believes that it bills for its services under such programs accurately, although the rules governing coverage of, and reimbursements for, the Company’s services are complex. There can be no assurance that these rules will be interpreted in a manner consistent with the Company’s billing practices.

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

Pursuant to the provisions of HIPAA, covered health care providers were required to comply with the statute’s electronic Health Care Transactions and Code Sets. The Company is now capable of transmitting electronic information in HIPAA-compliant format to any vendor who is also 100 percent HIPAA-compliant. The Company’s largest trading partner, as defined by HIPAA, processes claims on behalf of CMS, is our fiscal intermediary, who is using the HIPAA-compliant specifications. However, the Virginia Medicaid program, one of the Company’s smaller trading partners, has elected to utilize HIPAA-compliant specifications with non-standard coding specifications, which has required the Company to integrate this new format, which is presently pending, but which will not materially impair the Company’s operations or finances. New HIPAA electronic security regulations also become effective in April of 2005, with which the Company intends to be fully compliant.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Home health care offices have licenses granted by the health authorities of their respective states. Additionally, some state health authorities require a Certificate of Need (“CON”) or Permit of Approval (“POA”). Tennessee, Georgia, Alabama, North Carolina, South Carolina, Mississippi, and Maryland require a CON to establish and operate a home health care agency, while Arkansas requires a POA. Louisiana, Oklahoma, Virginia, Texas and Florida currently do not have such requirements. However, Louisiana remains subject to a legislative moratorium on the award of new home health licenses that has been in place for several years, and will continue for the foreseeable future. In every state, each location license and/or CON or POA issued by the state health authority determines the service areas for the home health care agency.

In 1999, the Company discovered questionable conduct involving the former owner of one of its agencies, which occurred between 1994 and 1997. The Company conducted an initial audit (using an independent auditor) and voluntarily disclosed the irregularities to the Department of Health and Human Services’ Office of the Inspector General (“OIG”). Thereafter, the government examined the disclosed activities; and during the second quarter of 2002 the Company conducted a further audit of relevant claims that was initiated at the request of the OIG, which was completed during the third quarter of 2002. In February 2003, the OIG offered a settlement that included certain penalties not previously anticipated by the Company, as the Company self reported the matter. On August 8, 2003, the Company signed both a Settlement Agreement and a Corporate Integrity Agreement with the OIG and Department of Justice. The Settlement Agreement provides for payment of a financial settlement in three equal annual payments of $386,000, with the first payment made on the date of execution and the second payment made on August 6, 2004. This agreement also obligates the Company to amend previously filed cost reports to deduct costs incurred by the Company for audit and investigation of this matter, and the Company has taken the necessary steps to re-open the applicable cost reports. The Corporate Integrity Agreement, which is binding for a three-year period, requires that the Company maintain its existing Compliance Program and provides for enhanced training requirements, annual claims audits of the subject agency by an independent reviewer, and regular reporting to the OIG. This agreement provides for stipulated penalties in the event of non-compliance by the Company, including the possibility of exclusion from the Medicare program. The Company believes that these obligations will not materially affect the Company’s operations, or financial performance, over the period of the agreement, although no assurances can be provided that the ultimate cost will not be materially different. Management believes the Company is in compliance with the Corporate Integrity Agreement at December 31, 2004.

Operating Leases

The Company and its subsidiaries have leased office space at various locations under non-cancelable agreements that expire between March 1, 2005 and March 31, 2010, and require various minimum annual rentals. The Company’s typical operating leases are for lease terms of three to five years and may include, in addition to base rental amounts, certain landlord pass-thru costs for the Company’s pro-rata share of the lessor’s real estate taxes, utilities and common area maintenance costs. Some of the Company’s operating leases contain escalation clauses, in which annual minimum base rentals increase over the term of the lease. These leases are expenses on a straight line basis over the term of the lease.

Total minimum rental commitments at December 31, 2004 are as follows (amounts in thousands):

Year Ended
December 31, 2005	$6,203
December 31, 2006	5,170
December 31, 2007	3,335
December 31, 2008	1,931
December 31, 2009	841
December 31, 2010	12

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Rent expense for all non-cancelable operating leases was $5.0 million, $3.7 million, and $3.7 million, for the years ended December 31, 2004, 2003, and 2002, respectively.

Guarantees

At December 31, 2004, the Company has issued guarantees totaling $1.6 million related to office leases of subsidiaries. Approximately $86,000 of this amount is related to guarantees on locations that have been sold which the Company has the right to recover amounts under the sale agreement from the buyer, if payments are requested. The Company has not received any requests to make payments under these guarantees. Approximately $89,000 is related to locations that have been closed and the landlords have obtained judgements against the Company for unpaid rent. The Company has reserved substantially all of these amounts in Legal settlements at December 31, 2004. The above amounts were $951,000, $106,000 and $89,000 respectively at December 31, 2003.

Management and License Agreement

Effective October 1, 2001, the Company terminated a management agreement with CareSouth Home Health Services, Inc. (“CareSouth”) and in connection with this termination, the Company entered into a Software License Agreement (“License Agreement”) with CareSouth for the use of a home health care billing and collections software system. The License Agreement, which expired on May 1, 2004, provided for a $2,000,000 cash payment at signing, monthly payments beginning October 1, 2001 of $178,226 through May, 2004, and a $1,000,000 cash payment due on or before February 28, 2002. At the expiration of the License Agreement, the Company exercised an option to acquire the software system for $1.

Self-Funded Insurance Plans

The Company was self insured for workers’ compensation in the state of Louisiana up to defined policy limits. In connection with the self-insurance plan and as required by the State of Louisiana, the Company provided a $175,000 letter of credit in favor of the Louisiana Department of Labor, which expired February 2003. In January 1999, the Company changed from a self-insured workers’ compensation plan to a fully insured, guaranteed cost plan. In 2000 the Company was insured under a fully insured workers’ compensation insurance policy that contained a provision for retroactive return of certain premiums based on favorable claims activity. During 2004, the Company entered into an agreement to pay an amount of $275,000 to cover all outstanding obligations to workers compensation for the years ended December 31, 1999 and 2000. This resulted in a reduction of $175,000 during the quarter ended September 30, 2004 in reserves previously recorded for these years. In January 2003, the Company reverted to a loss sensitive workers compensation plan, with coverage for claims exceeding $250,000 per incident.

The Company had a letter of credit with Bank One for $825,000 at December 31, 2002, secured in full by cash relating to its workers’ compensation plan for the plan year December 31, 2000 through December 30, 2001. In February 2003 the letter of credit was reduced to $550,000. In January 2004 the letter of credit was further reduced to $200,000.

The Company is self-insured for health claims up to certain policy limits. Claims in excess of $100,000 per incident are insured by third party reinsurers. The Company has accrued a liability of approximately $1.9 million and $1.0 million at December 31, 2004 and 2003, respectively, for both outstanding and incurred but not reported claims based on historical experience.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Other Insurance

The Company maintains professional liability insurance coverage (including medical malpractice insurance) with aggregate annual limits of $3 million, and a deductible of $75,000 per occurrence. In February 2004 the Company added an excess policy with limits of $5 million and a $50,000 deductible. Further, the Company maintains directors’ and officers’ insurance coverage with annual aggregate limits of $10 million, and a deductible of $350,000 per claim.

Employment Contracts

The Company has commitments related to employment contracts with a number of its senior executives. Such contracts generally commit the Company to pay bonuses upon the attainment of certain operating goals and severance benefits under certain circumstances.

Other

The Company is subject to various other types of claims and disputes arising in the ordinary course of its business. While the resolution of such issues is not presently determinable, management believes that the ultimate resolution of such matters will not have a significant effect on the Company’s financial position, results of operations, or cash flows.

11. 401(k) BENEFIT PLAN:

The Company maintains a plan qualified under Section 401(k) of the Internal Revenue Code for all employees the first month after hire date and who have reached 21 years of age. Under the plan, eligible employees may elect to defer a portion of their compensation, subject to Internal Revenue Service limits. The Company may make matching contributions equal to a discretionary percentage of the employee’s salary deductions. Such contributions were made in the form of common stock of the Company, valued based upon the fair value of the stock as of December 31 of the applicable year. A matching contribution of $0.9 million was made in 2001 for the 2000 plan year. During 2001, the Company accelerated the matching frequency from an annual basis to a quarterly basis based on the lower of the stock value measured at the beginning and end of each quarter. The Company contributed approximately $1.9 million for the 2002 plan year and $1.3 million for the 2003 plan year. During 2004 the Company contributed approximately $1.3 million for 2004 plan year matching contributions.

12. AMOUNTS DUE TO AND DUE FROM MEDICARE:

Prior to the implementation of PPS on October 1, 2000, the Company recorded Medicare revenue at the lower of actual costs, the per visit cost limit, or a per beneficiary cost limit on an individual provider basis. Under this previous Medicare cost-based reimbursement system, ultimate reimbursement under the Medicare program was determined upon review of annual cost reports by the fiscal intermediary.

As of December 31, 2004, the Company estimates an aggregate payable to Medicare of $9.3 million, all of which is reflected as a current liability in the accompanying Consolidated Balance Sheet. The Company does not expect to fully liquidate in cash the entire $9.3 million due Medicare in 2005. The $9.3 million payable to Medicare is comprised of $6.8 million of cost report reserves and $2.5 million of PPS related reserves as more fully described below.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Cost Report Reserves

The recorded $9.3 million includes a $3.1 million obligation of a subsidiary of the Company that is currently in bankruptcy, and it is not clear whether the Company will have any responsibility for that amount if the debt of the subsidiary is discharged in bankruptcy.

Also included in the balance is $3.7 million that reflects the Company’s estimate of amounts likely to be assessed by Medicare as overpayments in respect of prior years when Medicare audits of the Company’s cost reports through October 2000 are completed. At the time when these audits are completed and final assessments are issued, the Company may apply to Medicare for repayment over a thirty-six month period, although there is no assurance that such applications will be agreed to, if sought. These amounts relate to the Medicare payment system in effect until October 2000, under which Medicare provided periodic interim payments to the Company, subject to audit of cost reports submitted by the Company and repayment of any overpayments by Medicare to the Company. The fiscal intermediary, acting on behalf of Medicare, has not yet issued finalized audits with respect to 1999 and 2000, and is entitled to reopen settled cost reports for up to three years after issuing final assessments.

The following table summarizes the cost report activity included in the amounts due to/from Medicare related to Cost Reports (amounts in thousands):

Cost report reserves
Amounts recorded at December 31, 2001	$14,172

Cash payments made	(4,389)
Settlements received	2,063
Reserve for re-opened 1997 cost reports	1,001

Amounts recorded at December 31, 2002	$12,847
Cash payments made	(8,507)
To change estimated amounts owed to Medicare	402
Settlements received	2,101

Amounts recorded at December 31, 2003	$6,843
Settlements received	29

Amounts recorded at December 31, 2004	$6,872

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

During the third and fourth quarters of 2002, the Company received cash settlements of $2.1 million from Medicare related to tentative settlements of the fiscal 2000 cost reports. This receivable was netted against the amounts due to Medicare on the balance sheet in the current-portion of Medicare liabilities, therefore, receipts of these settlements had no income statement impact.

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

During the second quarter of 2003, the Company recognized $0.4 million as a decrease to revenue to offset settlements received in excess of amounts previously recorded.

Medicare PPS Reserves

The remaining balance of $2.5 million is related to notice from CMS that it intended to make certain recoveries of amounts overpaid to providers for the periods dating from the implementation of PPS on October 1, 2000 through particular dates in 2003 and 2004. The first of these amounts related to partial episode payments (“PEPs”) whereby a patient was readmitted to home health care prior to the expiry of 60 days from the previous admission date at another home health agency. In such instances, reimbursement for the first agency is reduced. CMS advised the industry that CMS had recently implemented changes to its computer system such that these instances would be adjusted at the time of claim submission on an ongoing basis, and that recovery for prior overpayments would commence in the summer of 2003 and extend over a two-year period. The Company reserved, based on information supplied by CMS, approximately $0.9 million in 2003 for all claims dating from October 1, 2000. Secondly, CMS advised the industry that it would seek recovery of overpayments that were made for patients who had, within 14 days of such admission, been discharged from inpatient facilities, including hospitals, rehabilitation and skilled nursing units, and that these recoveries would commence in April 2004. The Company conducted an analysis of a representative sample claims where these events had occurred, and estimated that, for periods dating from October 1, 2000 through to December 31, 2003, a reserve in the amount of approximately $1.5 million was appropriate. These reserves are included in the current portion of Medicare liabilities.

The following table summarizes the PPS activity included in the amounts due to/from Medicare (Dollar amounts in thousands:

Amounts recorded at December 31, 2002	—
To reserve estimated amounts owed to Medicare	$2,504

Amounts recorded at December 31, 2003	2,504
Cash payments made to Medicare	(51)

Amounts recorded at December 31, 2004	$2,453

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

13. VALUATION AND QUALIFYING ACCOUNTS:

The following table summarizes the activity and ending balances in the allowance for doubtful accounts (Dollar amounts in thousands)

Year ended December 31,	Balance at beginning of year	Costs and expenses	Deductions	Balance at end of year
2004	3,008	3,055	(2,312)	3,751
2003	1,865	2,239	(1,096)	3,008
2002	3,126	3,175	(4,436)	1,865

14. UNAUDITED SUMMARIZED QUARTERLY FINANCIAL INFORMATION:

The following is a summary of the unaudited quarterly results of operations (Dollar amounts in thousands, except per share data):

	Revenue	Net Income	Net Income per Share
			Basic	Diluted
2004:
1st Quarter	$47,339	$4,222	$0.35	$0.34
2nd Quarter	56,896	4,960	0.40	0.39
3rd Quarter	58,494	5,187	0.41	0.40
4th Quarter	64,359	6,135	0.40	0.39

	227,089	20,504	1.57	1.51

2003:
1st Quarter	$31,132	$1,149	$0.12	$0.12
2nd Quarter	32,194	1,514	0.16	0.16
3rd Quarter	37,048	2,381	0.25	0.24
4th Quarter	42,098	3,362	0.31	0.30

	142,473	8,407	0.86	0.83

Because of the method used in calculating per share data, the quarterly per share data may not necessarily total to the per share data as computed for the entire year.

15. SUBSEQUENT EVENTS:

On January 31, 2005, the Company announced the purchase of eleven home health agencies in South Carolina for a total of $13 million in cash, the issuance of a $2.0 million note payable and 50,000 shares of Amedisys’ stock.

On March 1, 2005, the Company announced the purchase of a home health agency in Maryland for a total of $3 million in cash and a $0.9 million notes payable.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Purchase Commitments

On January 19, 2005, the Company entered into an Agreement to Purchase (the “Purchase Agreement”) land and building located in Baton Rouge, Louisiana, for the purpose of consolidating its two corporate offices into one location by 2006, and to provide additional space for further growth of the corporate staff and related needs. The purchase price for the land and building is $4.3 million (unaudited). Pursuant to the Purchase Agreement, the Company has a right to cancel to Purchase Agreement up until March 21, 2005. Should the Company not cancel the Purchase Agreement, the Company expects to fund the balance of the purchase price in early second quarter 2005. The Company expects to incur significant construction costs to refurbish the building. Although the amount of refurbishment costs is not known at this time, the Company estimates that the total combined costs for the land, building and refurbishment costs could approximate $10 million.