Form 10-K/A
period 2004-12-31
AMEDISYS INC
filed 2005-04-18
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from:                      to

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

As of March 10, 2005, the registrant had 15,359,941 shares of Common Stock outstanding.

Documents incorporated by reference: Registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed pursuant to the Securities Exchange Act of 1934 is incorporated herein by reference into Part III hereof.

Explanatory Note

Amedisys, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 17, 2005 (the “Original Filing”), pursuant to an Exemptive Order issued by the Securities and Exchange Commission (SEC Release No. 34-50754) (the “Exemptive Order”). In accordance with the Exemptive Order, the Company may include management’s annual report on internal control over financial reporting and the related report of the Company’s independent registered public accounting firm in an amendment to its Annual Report on Form 10-K not later than 45 days after the end of the prescribed period for filing such Form 10-K.

In compliance with the Exemptive Order, the Company is filing this Amendment to:

•	include management’s annual report on internal control over financial reporting; and

•	include a Report of Independent Registered Public Accounting Firm relating to the Company’s assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting.

This Amendment also reflects a correction to a typographical error contained in the Company’s Consolidated Statements of Cash Flows for the year ended December 31, 2004. As reported in the Original Filing, “Net cash used in investing activities” was $34,951,000. The correct amount is $(34,951,000). Finally, this Amendment reflects correction of certain nonsubstantive errors in the List of Exhibits in Item 15 of the Original Filing.

As a result of this Amendment, (1) the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Amendment; and (2) a Consent of Independent Registered Public Accounting Firm to cover its report related to our internal control over financial reporting is being filed.

Except for the matters described above, this Amendment does not modify or update the Company’s previously reported financial statements and other financial disclosures in, or exhibits to, the Original Filing. In order to provide a full, integrated document, the complete Form 10-K, but not the exhibits thereto (except as noted above), has been presented in this Amendment.

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

In connection with the preparation of this Annual Report on Form 10-K/A, as of December 31, 2004, we conducted an evaluation under the supervision and with the participation of the Company’s management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”).

Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the Company’s principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of the evaluation excluded the Company’s 2004 acquisitions as listed in Note 2 to the Consolidated Financial Statements. The Company’s 2004 acquisitions comprised 8.9% of total net service revenue for the year ended December 31, 2004. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Controls

There have been no changes in the Company’s internal control procedures over financial reporting that have occurred during the fiscal quarter ended December 31, 2004 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm—Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Amedisys, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Amedisys, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Amedisys, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Amedisys, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Amedisys, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Amedisys, Inc. excluded from its assessment of the effectiveness of Amedisys, Inc.’s internal control over financial reporting as of December 31, 2004, the Company’s 2004 acquisitions as listed in Note 2 to the consolidated financial statements. The Company’s acquisitions comprised 8.9% of total net service revenues for the year ended December 31, 2004. Our audit of internal control over financial reporting of Amedisys, Inc. also excluded an evaluation of the internal control over financial reporting of the Company’s 2004 acquisitions as listed in Note 2 to the consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Amedisys, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 16, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baton Rouge, Louisiana

April 15, 2005

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents to be filed with Form 10-K:

(1) Financial Statements

(2) Exhibits.

Exhibit Number	Description of Document

2.1	Asset Purchase Agreement by and between Amedisys, Inc. and Professional Home Health, Brookwood Home Care Services, Memorial Home Care, Spalding Regional Home Health, Tenet Home Care of Palm Beach, Tenet Home Care of Broward County, St. Mary’s Hospital Home Health, Tenet Home Care of Miami-Dade, First Community Home Care, Cypress-Fairbanks Home Health, St. Francis Home Health and Hospice, and Brookwood Health Services, Inc. (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed March 16, 2004)

2.2	Amendment to Asset Purchase Agreement by and between Amedisys, Inc. and Professional Home Health, Brookwood Home Care Services, Memorial Home Care, Spalding Regional Home Health, Tenet Home Care of Palm Beach, Tenet Home Care of Broward County, St. Mary’s Hospital Home Health, Tenet Home Care of Miami-Dade, First Community Home Care, Cypress-Fairbanks Home Health, St. Francis Home Health and Hospice, and Brookwood Health Services, Inc. (previously filed as Exhibit 2.2 to the Current Report on Form 8-K filed March 16, 2004)

2.3	Second Amendment to Asset Purchase Agreement by and between Amedisys, Inc. and Professional Home Health, Brookwood Home Care Services, Memorial Home Care, Spalding Regional Home Health, Tenet Home Care of Palm Beach, Tenet Home Care of Broward County, St. Mary’s Hospital Home Health, Tenet Home Care of Miami-Dade, First Community Home Care, Cypress-Fairbanks Home Health, St. Francis Home Health and Hospice, and Brookwood Health Services, Inc. (previously filed as Exhibit 2.3 to the Current Report on Form 8-K filed March 16, 2004)

2.4	Third Amendment to Asset Purchase Agreement by and between Amedisys, Inc. and Professional Home Health, Brookwood Home Care Services, Memorial Home Care, Spalding Regional Home Health, Tenet Home Care of Palm Beach, Tenet Home Care of Broward County, St. Mary’s Hospital Home Health, Tenet Home Care of Miami-Dade, First Community Home Care, Cypress-Fairbanks Home Health, St. Francis Home Health and Hospice, and Brookwood Health Services. Inc. (previously filed as Exhibit 2.4 to the Current Report on Form 8-K filed March 16, 2004)

2.5	Fourth Amendment to Asset Purchase Agreement by and between Amedisys, Inc. and Professional Home Health, Brookwood Home Care Services, Memorial Home Care, Spalding Regional Home Health, Tenet Home Care of Palm Beach, Tenet Home Care of Miami-Dade, First Community Home Care, Cypress-Fairbanks Home Health, St. Francis Home Health and Hospice, and Brookwood Health Services, Inc. (previously filed as Exhibit 2.5 to the Current Report on Form 8-K/A filed July 15, 2004)

Exhibit Number	Description of Document

2.6	Fifth Amendment to Asset Purchase Agreement by and between Amedisys, Inc. and Professional Home Health, Brookwood Home Care Services, Memorial Home Care, Spalding Regional Home Health, Tenet Home Care of Palm Beach, Tenet Home Care of Miami-Dade, First Community Home Care, Cypress-Fairbanks Home Health, St. Francis Home Health and Hospice, and Brookwood Health Services, Inc. (previously filed as Exhibit 2.6 to the Current Report on Form 8-K/A filed July 15, 2004)

2.7	Asset Purchase Agreement between Amedisys Mississippi, L.L.C. and Vicksburg Healthcare, LLC (previously filed as Exhibit 2.7 to the Quarterly Report on Form 10-Q filed August 9, 2004)

3.1	Certificate of Incorporation (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2002)

3.2	By-Laws (previously filed as Exhibit 3.2 to the Annual Report on Form 10-K for the period ended December 31, 2004)

4.1.1	Credit Agreement with General Electric Capital Corporation (previously filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q filed May 13, 2004)

4.1.2	Amendment No. 1 to Credit Agreement with General Electric Capital Corporation (previously filed as Exhibit 4.1.2 to the Annual Report on Form 10-K for the period ended December 31, 2004)

4.2	Common Stock Specimen (previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1994)

4.3	Shareholder Rights Agreement (previously filed as Exhibit 4 to the Current Report on Form 8-K filed June 16, 2000, and as Exhibit 4 to the Registration Statement on Form 8-A12G filed June 16, 2000)

4.4	Forms of Warrants issued by Amedisys, Inc. to Raymond James & Associates, Inc. and Jefferies & Company, Inc. (previously filed as exhibits to the Current Report on Form 8-K filed December 10, 2003)

4.5	Form of Purchase Agreement among Amedisys, Inc. and the purchasers set forth on the signature pages thereto (previously filed as an exhibit to the Current Report on Form 8-K filed December 10, 2003)

4.6	Registration Rights Agreement dated as of April 23, 2002 between Amedisys, Inc. and the investors listed on Schedule I thereto (previously filed as Exhibit 4.4 to the Registration Statement on Form S-3 filed May 23, 2002)

4.7	Registration Rights Agreement dated as of April 23, 2002 between Amedisys, Inc. and Belle Haven Investments, L.P. (previously filed as Exhibit 4.5 to the Registration Statement on Form S-3 filed May 23, 2002)

4.8	Warrant Agreement dated as of December 29, 1997 between Amedisys, Inc. and Hudson Capital Partners, L.P. (previously filed as Exhibit 4.3 to the Registration Statement on Form S-3 filed March 11, 1998)

4.9	Registration Rights Agreement dated as of December 1997 between the person whose name and address appears on the signature page thereto and Amedisys, Inc. (previously filed as Exhibit 10.5 to the Registration Statement on Form S-3 filed March 11, 1998)

10.1	Settlement Agreement between the Office of Inspector General of the Department of Health and Human Services and Amedisys Specialized Medical Services and Amedisys, Inc. (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed November 10, 2003)

10.2	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Amedisys Specialized Medical Services and Amedisys, Inc. (previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed November 10, 2003)

Exhibit Number	Description of Document

10.4	Amended and Restated Amedisys, Inc. 1998 Stock Option Plan (previously filed as Exhibit 10.4 to the Registration Statement on Form S-3 filed March 11, 1998)

10.8.1	Employment Agreement between Amedisys, Inc. and William F. Borne (previously filed as Exhibit 10.8 to the Annual Report on Form 10-K filed March 19, 2001)

10.8.2	Amendment to Employment Agreement by and between Amedisys, Inc. and William F. Borne (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed May 15, 2003)

10.9.1	Employment Agreement between Amedisys, Inc. and Larry Graham (previously filed as Exhibit 10.9 to the Annual Report on Form 10-K filed March 19, 2001)

10.9.2	Amendment to Employment Agreement by and between Amedisys, Inc. and Larry Graham (previously filed as Exhibit 10.10 to the Annual Report on Form 10-K filed March 19, 2001)

10.9.3	Second Amendment to Employment Agreement by and between Amedisys, Inc. and Larry Graham (previously filed as Exhibit 10.9.3 to the Registration Statement on Form S-3 filed August 18, 2004)

10.10.1	Employment Agreement between Amedisys Inc. and Gregory H. Browne (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed August 14, 2002)

10.10.2	Amendment to Employment Agreement between Amedisys Inc. and Gregory H. Browne (previously filed as Exhibit 10.10.2 to the Registration Statement on Form S-3 filed August 18, 2004)

10.14	Director’s Stock Option Plan (previously filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q filed May 14, 2001)

10.15	Modification Agreement by and between CareSouth Home Health Services, Inc. and Amedisys, Inc. (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed November 14, 2001)

10.16	Software License Agreement by and between CareSouth Home Health Services, Inc. and Amedisys, Inc. (previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed November 14, 2001)

21.1	List of Subsidiaries (previously filed as Exhibit 21.1 to the Annual Report on Form 10-K for the period ended December 31, 2004)

23.1	Consent of KPMG LLP (filed herewith)

31.1	Certification of William F. Borne, Chief Executive Officer (filed herewith)

31.2	Certification of Gregory H. Browne, Chief Financial Officer (filed herewith)

32.1	Certification of William F. Borne, Chief Executive Officer (filed herewith)

32.2	Certification of Gregory H. Browne, Chief Financial Officer (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, there unto duly authorized, on the 14th day of April, 2005.

AMEDISYS, INC.

By:	/S/ WILLIAM F. BORNE
William F. Borne, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ WILLIAM F. BORNE William F. Borne	Chief Executive Officer and Chairman of the Board	April 14, 2005

/S/ GREGORY H. BROWNE Gregory H. Browne	Chief Financial Officer, Principal Financial and Accounting Officer	April 14, 2005

/S/ JAKE L. NETTERVILLE Jake L. Netterville	Director	April 12, 2005

David R. Pitts	Director

/S/ PETER F. RICCHIUTI Peter F. Ricchiuti	Director	April 15, 2005

/S/ RONALD A. LABORDE Ronald A. Laborde	Director	April 12, 2005

Donald Washburn	Director

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

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2004, 2003 and 2002

(Dollar amounts in thousands)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,504	$8,407	$752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,126	3,072	2,947
Provision for bad debts	3,055	2,239	3,175
Compensation expense due to issuance of stock and stock options	31	102	–
Deferred income taxes	6,996	4,620	(3,514)
		—	—
Tax benefit from stock option exercises	2,433	426	328
Other	—	—	(93)
Changes in assets and liabilities, net of impact of acquisitions—
(Increase) decrease in patient accounts receivable	(12,348)	(3,321)	7,040
Increase in inventory and other current assets	(1,134)	(170)	(1,307)
Increase in other assets	(4,357)	(414)	(168)
Increase in accounts payable	3,341	845	55
(Decrease) increase in amounts due to Medicare	(20)	2,832	2,098
Increase in accrued expenses	7,084	3,425	1,904

Net cash provided by operating activities	29,711	22,063	13,217

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	102	234	139
Purchase of property and equipment	(5,231)	(1,789)	(1,267)
Acquisition of businesses, net	(29,822)	(6,772)	(2,125)
Partnership distributions	—	—	(66)

Net cash used in investing activities	(34,951)	(8,327)	(3,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) on line of credit agreements	—	—	(9,305)
Proceeds from issuance of notes payable	872	1,242	1,021
Payments on notes payable	(6,951)	(6,910)	(6,831)
Decrease in Medicare liabilities	0	(6,332)	(3,424)
Decrease in long-term liabilities	(387)	386	—
Proceeds from private placement of stock, net	—	21,352	9,406
Proceeds from other issuance of stock	3,911	1,137	581
Proceeds from Employee Stock Purchase Plan	823	582	—
Proceeds from equity offering, net of costs	67,422	—	—

Net cash provided by (used in) financing activities	65,690	11,457	(8,552)

NET INCREASE IN CASH AND CASH EQUIVALENTS	60,450	25,193	1,346
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	29,229	4,036	2,690

CASH AND CASH EQUIVALENTS AT END OF YEAR	$89,679	$29,229	$4,036

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$353	$1,166	$1,776

Income taxes	$2,730	$149	$895

SUPPLEMENTAL DISCLOSURES OF NON CASH FINANCING AND INVESTING ACTIVITIES
Stock issued for 401(k) Plan	$1,290	$1,328	$1,871
Stock issued for acquisitions	657	1,099	—
Notes payable issued for acquisitions	1,315	2,000	1,200
Capital leases	306	584	237

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