Form 10-Q
period 2005-03-31
AMEDISYS INC
filed 2005-05-05
CIK 896262

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number: 0-24260

AMEDISYS, INC.

(Exact Name of Registrant as Specified in Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	11-3131700 (I.R.S. Employer Identification No.)

11100 Mead Road, Suite 300, Baton Rouge, LA 70816
(Address of principal executive offices including zip code)

(225) 292-2031
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Number of shares of common stock, par value $.001, outstanding as of April 29, 2005: 15,468,880 shares

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	1
Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004	2
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004	3
Notes to Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures about Market Risks	15
Item 4. Controls and Procedures	15

PART II.
OTHER INFORMATION

Item 1. Legal Proceedings	15
Item 2. Changes in Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	15
Item 4. Submission of Matters to a Vote of Security Holders	15
Item 5. Other Information	15
Item 6. Exhibits and Reports on Form 8-K	15
Asset Purchase Agreement
Amendment No. 2 to Credit Agreement
Amendment No. 3 to Credit Agreement
Agreement to Purchase Real Estate
Act of Cash Sale of Real Estate
Employment Agreement
Certification of William F. Borne, CEO
Certification of Gregory H. Browne, CFO
Certification of William F. Borne, CEO
Certification of Gregory H. Browne, CFO

Item 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of March 31, 2005 and December 31, 2004
(Amounts in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2005	2004
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$78,917	$89,679
Patient accounts receivable, net of allowance for doubtful accounts of $4,216 at March 31, 2005 and $3,751 at December 31, 2004	24,848	24,478
Prepaid expenses	3,572	1,356
Inventory and other current assets	2,838	3,377

Total current assets	110,175	118,890
Property and equipment, net	14,677	10,003
Goodwill	80,065	62,537
Intangible assets, net of accumulated amortization of $1,549 at March 31, 2005 and $1,177 at December 31, 2004	6,621	4,447
Other assets	6,188	3,856

Total assets	$217,726	$199,733

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable	$4,419	$6,681
Accrued expenses:
Payroll and payroll taxes	14,920	11,914
Insurance	5,438	4,663
Income taxes	2,619	271
Legal settlements	2,013	1,833
Other	4,955	3,822
Current portion of long-term debt	3,396	1,689
Current portion of obligations under capital leases	250	423
Medicare liabilities	9,263	9,327
Current portion of deferred income taxes	863	1,353

Total current liabilities	48,136	41,976
Long-term debt	2,066	1,380
Obligations under capital leases	189	329
Deferred income taxes	7,711	6,749
Other long-term liabilities	826	826

Total liabilities	58,928	51,260
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 30,000,000 shares authorized; 15,449,454 and 15,310,547 shares issued and 15,445,287 and 15,306,380 shares outstanding at March 31, 2005 and December 31, 2004, respectively	15	15
Additional paid-in capital	135,696	132,032
Treasury stock at cost, 4,167 shares of common stock at March 31, 2005 and December 31, 2004, respectively	(25)	(25)
Unearned compensation	(449)	—
Retained earnings	23,561	16,451

Total stockholders’ equity	158,798	148,473

Total liabilities and stockholders’ equity	$217,726	$199,733

See accompanying notes to consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2005 and 2004
(Amounts in thousands, except per share data)

	(Unaudited)
	For the three months
	ended March 31
	2005	2004
Income:
Net service revenue	$70,437	$47,339
Cost of service revenue (excluding depreciation and amortization)	28,461	19,480

Gross margin	41,976	27,859

General and administrative expenses:
Salaries and benefits	18,005	12,557
Other	12,459	8,397

Total general and administrative expenses	30,464	20,954

Operating income	11,512	6,905
Other income (expense):
Interest income	381	52
Interest expense	(145)	(124)
Miscellaneous, net	(15)	(4)

Total other income (expense), net	221	(76)

Income before income taxes	11,733	6,829
Income tax expense	4,623	2,608

Net income	$7,110	$4,221

Earnings per common share:
Basic	$0.46	$0.35

Diluted	$0.45	$0.34

Weighted average common shares outstanding
Basic	15,390	12,006

Diluted	15,740	12,536

See accompanying notes to consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2005 and 2004
(Amounts in thousands)

	(Unaudited)
	Three months ended
	March 31
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,110	$4,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,332	894
Provision for bad debts	648	743
Deferred income taxes	472	1,327
Tax benefit from stock option exercises	341	880
Compensation expense	69	20
Loss on disposals of property and equipment	38	6
Changes in assets and liabilities:
(Increase) in accounts receivable	(1,018)	(451)
(Increase) in inventory and other current assets	(1,588)	(369)
(Increase) in other assets	(2,363)	(470)
(Decrease) increase in accounts payable	(2,262)	1,670
Increase in accrued expenses	7,913	1,614
(Decrease) increase in Medicare liabilities	(64)	4

Net cash provided by operating activities	10,628	10,089

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	115	3
Purchase of property and equipment	(5,518)	(625)
Cash used in purchase acquisitions, net	(15,743)	(14,151)

Net cash used in investing activities	(21,146)	(14,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	—	417
Payments on notes payable and capital leases	(820)	(1,773)
Costs associated with equity offerings	(21)	(23)
Proceeds from issuance of stock from Employee Stock Purchase Plan	291	153
Proceeds from issuance of stock upon exercise of stock options and warrants	306	819

Net cash used in financing activities	(244)	(407)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,762)	(5,091)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	89,679	29,229

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$78,917	$24,138

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$68	$109

Income taxes, net of refunds received	$1,546	$300

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND INVESTING ACTIVITIES
Stock issued as contributions to the Company’s 401(k) Plan	$729	$110

Stock issued for acquisitions	$1,500	$—

Notes payable issued for acquisitions	$2,900	$—

Capital leases entered into	$—	$105

See accompanying notes to consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

1. Organization and Nature of Operations

     Amedisys, Inc. and subsidiaries (“Amedisys” or the “Company”) is a provider of home health care and hospice services. At March 31, 2005, the Company operated 122 home care nursing and two hospice offices and two corporate offices in the southern and southeastern United States. The Company operates in one reporting segment.

     In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2005, the results of operations for the three months ended March 31, 2005 and 2004, and cash flows for the three months ended March 31, 2005 and 2004. The results of operations for the interim periods presented are not necessarily indicative of results of operations for the entire year. These interim consolidated financial statements should be read in conjunction with the Company’s annual financial statements and related notes in the Company’s Form 10-K/A for the year ended December 31, 2004.

2. Revenue Recognition

     The Company provides home health care services and hospice services. For the three months ended March 31, 2005 and 2004, home health care revenues comprised approximately 98% and 100%, respectively, of total net service revenue. The Company began providing hospice services in the second quarter of fiscal 2004 with the acquisition of two hospice agencies from Tenet Healthcare Corporation (see Note 6 to the consolidated financial statements for further information).

     The Company derived 93% and 92% of its net service revenue from Medicare for the three months ended March 31, 2005 and 2004, respectively.

     Described below are the Company’s revenue recognition policies related to Medicare and non-Medicare home health care and hospice services.

  Medicare Revenue Recognition

     Since October 2000, with the implementation of the Medicare Prospective Payment System (“PPS”), the Company has been paid by Medicare based on episodes of care. An episode of care is defined as a length of care up to 60 days with multiple continuous episodes allowed. A base episode payment is established by the Medicare Program through federal legislation for all episodes of care ended on or after the applicable time periods detailed below:

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

     The provision in the Benefits Improvement and Protection Act whereby home health providers received a 10% increase in reimbursement that began April 2001 for serving patients in rural areas expired March 31, 2003; however, in April 2004, a 5% increase in reimbursement was reinstated for a one-year period through March 31, 2005. Effective for episodes ending on or after April 1, 2005, the 5% increase in reimbursement for serving patients in rural areas is no longer applicable. Patients in rural areas account for approximately 29.5% of the Company’s patient population as of March 31, 2005.

     Medicare reimbursement rates are subject to change. The applicability of a reimbursement rate change depends upon the completion date of the episode and generally applies to all episodes ending after the effective date of the change. Therefore, any change in Medicare reimbursement, positive or negative, will impact the financial results of the Company up to 60 days in advance of the effective date of such change, and the impact of a change could be material.

     The base episode payment as shown above is adjusted by a number of factors including, but not limited to, the following: a case mix adjuster consisting of 80 home health resource groups (“HHRG”), the applicable geographic wage index (to give effect to geographic differences in wage levels), low utilization (either expected or unexpected), intervening events, such as a significant change in the patient’s condition and other factors. Patients are assigned to HHRG’s that are designed to reflect the patient’s case severity level based on a patient’s clinical, functional and service utilization characteristics. The episode payment is also adjusted if a patient is either readmitted by the Company, or admitted to another home health agency, prior to the expiration of 60 days from the original admission date—these reimbursement adjustments are known as partial episode payments. As a result, the actual payment to the Company is different from the base episode payments listed above, but generally a decrease in a base episode payment will result in a decrease in actual episode payments. The episode payment will be made to providers regardless of the cost to provide care. The services covered by the episode payment include all disciplines of care, in addition to medical supplies, within the scope of the home health benefit.

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

     Revenue is recorded as services are provided to a patient. Amounts billed and/or received in advance of services performed are recorded as deferred revenue. The amount of deferred revenue at March 31, 2005 and December 31, 2004 was $19.0 million and $14.9 million, respectively. These deferred revenue amounts have been recorded as a reduction to accounts receivable in the accompanying Consolidated Balance Sheets since only a nominal amount of deferred revenue represents cash collected in advance of providing services. For episodes of care that are completed, all of the revenue expected to be received for that episode is recognized. The amount of revenue recognized for episodes of care which are incomplete at period end is based on an estimate of the portion of the episode which applies to the period, and is calculated based upon total visits performed to date as a percentage of total expected visits for a particular episode. Management believes that this is a reasonable estimate for revenue with respect to services provided for incomplete episodes, and for which reimbursement will be ultimately received. Because of the potential for changes in base episode payments referred to above and the complexity of the regulations noted above, the estimated amounts originally recorded as net patient revenue and accounts receivable may be subject to revision as additional information becomes known.

     During 2003, the Centers for Medicare and Medicaid Services, or CMS, informed home health care providers that it intended to make certain recoveries of amounts overpaid to providers for the periods dating from the implementation of PPS on October 1, 2000 through particular dates in 2003 and 2004. The first of these amounts related to partial episode payments (“PEPs”), whereby a patient was readmitted to a home health care agency prior to the passing of 60 days from the previous admission date at another home health agency. In such instances, reimbursement for the first agency is reduced. CMS advised the industry that CMS had implemented changes to its computer system such that the proper adjustment would be made at the time of claim submission on an ongoing basis, and that recovery for prior overpayments would commence in the summer of 2003 and extend over a two-year period. The Company reserved, based on information supplied by CMS, approximately $1.0 million in 2003 for all claims dating from October 1, 2000. Through March 31, 2005, CMS has recouped approximately $115,000 of the above estimated overpayments. The Company cannot predict the actual timing of future collections initiated by CMS. Secondly, CMS advised the industry that it would seek recovery of overpayments that were made for patients who had, within 14 days of such admission, been discharged from inpatient facilities, including hospitals, rehabilitation and skilled nursing units, and that these recoveries would commence in April 2004. This date was subsequently extended to 2005. CMS will provide at least five weeks notice of any impending recovery. To date no notice has been received by the Company. The Company conducted an analysis of a sample of claims where and when these events had occurred, and estimated that, for all periods dating from October 1, 2000 through December 31, 2003, a reserve in the amount of approximately $1.5 million was appropriate. These reserves are recorded in current portion of Medicare liabilities in the accompanying Consolidated Balance Sheets.

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

     Overall payments made by Medicare are also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The hospice cap period runs from November 1st of each year through October 31st of the following year. Total Medicare payments during this period are compared to the cap amount for this period. Payments in excess of the cap amount must be returned to Medicare. The cap amount is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory amount that is indexed for inflation. The per beneficiary cap amount was $19,636 for the twelve month period ending October 31, 2004. The hospice cap amount is computed on a hospice-by-hospice basis. Any amounts received in excess of this per beneficiary cap must be refunded to Medicare. The Company did not receive any amounts in excess of this per beneficiary cap for the twelve month period ending October 31, 2004. The per beneficiary cap for the twelve month period ending October 31, 2005 has not yet been published.

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

4. New Accounting Pronouncements

     In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123(R), or SFAS 123(R), Share-Based Payment. This standard will require companies to recognize compensation cost for stock options and other stock-based awards based on their value as measured on the grant date. The new standard prohibits companies from accounting for stock-based compensation under the provisions of APB 25. Under the provisions of SFAS 123(R), the Company is required to adopt SFAS 123(R) on July 1, 2005, although earlier adoption is permitted. However, On April 14, 2005, the Securities and Exchange Commission (the “Commission”) announced the adoption of a new rule that amends the compliance dates for SFAS 123(R). The Commission’s new rule allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. This means that the consolidated financial statements of Amedisys do not need to reflect the adoption of SFAS 123(R) until the interim consolidated financial statements for the first quarter of 2006 are filed with the Commission, although earlier adoption is permitted.

     Upon adoption, two transition methods are available. Under the modified-prospective method, companies will be required to apply the provisions of SFAS 123(R) to all share-based payments that are granted, modified or settled after the date of adoption. Under the modified-retrospective transition method, companies may restate prior periods by recognizing compensation cost in the amounts previously reported in the pro-forma footnote disclosures required by SFAS 123. New awards and unvested awards would be accounted for in the same manner as the modified-prospective method.

     The Company is in the process of reviewing the provisions of SFAS 123(R), and currently has made no definitive decisions regarding the possibility of early adoption. The Company is also in the process of evaluating the transition methods and option valuation models available.

5. Earnings Per Share

     Earnings per common share are based on the weighted average number of shares outstanding during the period. The following table sets forth the computation of basic and diluted net income per common share for the three month periods ended March 31, 2005 and 2004 (amounts in thousands, except per share amounts):

	Three months ended
	March 31
	2005	2004
Basic Net Income per Share:
Net Income	$7,110	$4,221
Weighted Average Number of Shares Outstanding	15,390	12,006
Net Income per Common Share – Basic	$0.46	$0.35
Diluted Net Income per Share:
Net Income	$7,110	$4,221
Weighted Average Number of Shares Outstanding	15,390	12,006
Effect of Dilutive Securities:
Stock Options	330	387
Warrants	20	143
Weighted Average Number of Shares Outstanding – Diluted	15,740	12,536
Net Income per Common Share – Diluted	$0.45	$0.34

     For the three months ended March 31, 2005, there were 51,036 additional potentially dilutive securities that were anti-dilutive. There were no potentially dilutive securities for the same three month period in 2004.

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

     2005 Acquisitions

     1. Effective February 1, 2005, the Company entered into an agreement to purchase certain assets and certain liabilities of 10 home health agencies from several affiliated companies operating as Winyah Health Care Group in South Carolina for $13.0 million in cash, 50,744 shares of Amedisys restricted stock valued at $1.5 million, and the issuance of a $2.0 note payable to the seller. In connection with the acquisition, the Company recorded substantially all of the purchase price as goodwill ($13.9 million) and other intangibles ($2.2 million) in the first quarter of 2005. This allocation of purchase price is preliminary as the Company is awaiting a valuation analysis of the intangible assets acquired.

     2. Effective March 1, 2005, the Company entered into an agreement to purchase certain assets and certain liabilities of a single home health agency from the North Arundel Hopital Association in Maryland for $3.0 million in cash and the issuance of a $0.9 note payable to the seller. The acquisition represents Amedisys’ initial entry into Maryland, which is a Certificate of Need state. In connection with the acquisition, the Company recorded substantially all of the purchase price as goodwill ($3.5 million) and other intangibles ($0.4 million) in the first quarter of 2005.

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

     2. Effective April 1, 2004, the Company acquired certain assets and liabilities of Hillcrest Medical Center (“Hillcrest”) associated with its home health care operations in Tulsa, Oklahoma, for which the Company paid $375,000 cash at closing with a deferred payment of $75,000 made on June 25, 2004. In connection with this acquisition, the Company recorded substantially the entire purchase price as goodwill ($413,000) and other intangibles ($27,000) in the second quarter of 2004.

     3. Effective June 1, 2004, the Company acquired a single home health agency in Vicksburg, Mississippi, from River Region Health System (“River Region”) for $1.65 million in cash. In connection with the acquisition, the Company recorded substantially the entire purchase price as goodwill ($1.4 million) and other intangibles ($0.2 million) in the second quarter of 2004.

     4. Effective September 1, 2004, the Company acquired a home health agency with three locations in Richmond, Virginia, from Freedom Home Health (“Freedom”) for $6.6 million. Of the $6.6 million purchase price, $4.6 million was paid in cash; the Company issued a $1.3 million note payable and issued $0.7 million of Amedisys restricted stock. In connection with the acquisition, the Company recorded substantially the entire purchase price as goodwill ($5.9 million) and other intangibles ($0.6 million) in the third quarter of 2004.

     5. Effective October 1, 2004, the Company acquired two home health agencies from Winyah Health Care Group for approximately $3.5 million in cash. The agencies are located in Augusta, Georgia and Clinton, South Carolina. In connection with the acquisition, the Company recorded substantially all of the purchase price as goodwill ($2.8 million) and other intangibles ($0.6 million) in the fourth quarter of 2004.

     6. Effective December 1, 2004, the Company acquired a single home health agency in Winston-Salem, North Carolina from In Home Care for approximately $1 million in cash. Substantially all of the purchase price was recorded as goodwill ($0.7 million) and other intangibles ($0.2 million) in the fourth quarter of 2004.

7. Goodwill and Other Intangible Assets:

     The following table summarizes the activity related to goodwill and other intangible assets for the three months ended March 31, 2005 (amounts in thousands).

			Acquired
		Certificates	Name of	Non-Compete
	Goodwill	of Need	Business	Agreements (1)
Balances at December 31, 2004	$62,537	$2,525	$200	$1,722
Additions	17,528	1,400	—	1,146
Amortization	—	—	—	(372)

Balances at March 31, 2005	$80,065	$3,925	$200	$2,496

(1)	The weighted-average amortization period of non-compete agreements is 2.1 years.

The estimated aggregate amortization expense for each of the following periods is as follows (amounts in thousands):

Nine months ending December 31, 2005	$1,250
Year ending December 31, 2006	1,110
Year ending December 31, 2007	112
Year ending December 31, 2008	24

Total	$2,496

8. Stockholders’ Equity

     The following table summarizes the activity in Stockholders’ Equity for the three months ended March 31, 2005 (amounts in thousands, except share information):

		Common	Additional				Total
	Common	Stock	Paid-in	Treasury	Unearned	Retained	Stockholders’
	Stock Shares	Amount	Capital	Stock	Compensation	Earnings	Equity
Balance, December 31, 2004	15,310,547	$15	$132,032	$(25)	$—	$16,451	$148,473
Issuance of stock for Employee Stock Purchase Plan	11,052	—	291	—	—	—	291
Issuance of stock for 401(k) match	22,513	—	729	—	—	—	729
Exercise of stock options	37,547	—	306	—	—	—	306
Issuance of stock as compensation	384	—	14	—	—	—	14
Tax benefit from stock option exercises	—	—	341	—	—		341
Issuance of stock in conjunction with acquisitions	50,744	—	1,500	—	—		1,500
Issuance of restricted stock	16,667	—	504	—	(449)	—	55
Costs associated with equity offering	—	—	(21)	—	—	—	(21)
Net income	—	—	—	—	—	7,110	7,110

Balance, March 31, 2005	15,449,454	$15	$135,696	$(25)	$(449)	$23,561	$158,798

9. Stock-Based Compensation

     The Company has two stock option plans, the Amedisys, Inc. 1998 Stock Option Plan and the Amedisys, Inc. Directors Stock Option Plan (collectively, “the Plans”). The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”) permit the continued use of the intrinsic value-based method prescribed by APB 25, but require additional disclosures, including pro-forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by SFAS 123 had been applied (see also Note 4, “New Accounting Pronouncements”). The following table illustrates the effect on net income and earnings per share if the Company had recognized compensation expense for the Plans using the fair-value recognition method in SFAS 123 (amounts in thousands, except per share amounts):

	Three months ended March 31
	2005	2004
Net income:
As reported	$7,110	$4,221
Add: Stock-based employee compensation expense included in reported net income, net of taxes	42	12
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of taxes(1)	(3,043)	(389)

Pro forma	4,109	3,844

Basic earnings per share:
As reported	0.46	0.35
Pro forma	0.27	0.32
Diluted earnings per share:
As reported	0.45	0.34
Pro forma	0.26	0.31

(1)	Options to purchase 402,554 shares were issued during the three month period ended March 31, 2005, compared to options to purchase 221,598 shares were issued in last year’s first quarter. Of the options issued during this year’s first quarter, options to purchase 351,518 shares were issued with immediate vesting compared to options to purchase 41,165 shares were issued with immediate vesting in the prior year first quarter. All other option grants were issued with ratable vesting periods over an 18-month to three-year period.

	Three months ended March 31
	2005	2004
Black-Scholes option pricing model assumptions:
Risk free interest rate	3.53-5.16%	3.55-5.16%

Expected life (years)	5-10	10

Volatility	42.30-105.71%	48.38-110.35%

Expected annual dividend yield	—	—

10. Guarantees

     At March 31, 2005, the Company has issued guarantees totaling $1,450,000 related to office leases of subsidiaries compared to $1,645,000 at December 31, 2004. Approximately $86,000 of these amounts at March 31, 2005 and December 31, 2004, respectively, are related to guarantees on locations that have been sold, and the Company has the right to recover amounts under the sale agreements from the buyers, if payments are requested. The Company has not received any requests to make payments under these guarantees. Approximately $89,000 at both March 31, 2005 and December 31, 2004, is related to locations that have been closed and the landlords have obtained judgments against the Company for unpaid rent. The Company has reserved these amounts in “Legal settlements” on the Consolidated Balance Sheets at March 31, 2005 and December 31, 2004.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included herein, the consolidated financial statements and notes and the related Management’s Discussion and Analysis and the Company’s Risk Factors in the Company’s Form 10-K/A for the year ended December 31, 2004.

     The Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 describes the accounting policies that management believes are most critical to our financial position and operating results and that require management’s most difficult, subjective or complex judgments and estimates. Actual results could differ materially from these judgments and estimates. The significant accounting policies include: revenue recognition; collectibility of accounts receivable; insurance and litigation reserves; goodwill and other intangible assets; and income taxes. This quarterly report should be read in conjunction with the discussion of Critical Accounting Policies contained in the Company’s Form 10-K/A for the year ended December 31, 2004.

FORWARD LOOKING STATEMENTS

     When included in this Quarterly Report on Form 10-Q or in documents incorporated herein by reference, the words “expects”, “intends”, “anticipates”, “believes”, “estimates”, and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, current cash flows and operating deficits, debt service needs, adverse changes in federal and state laws relating to the health care industry, competition, regulatory initiatives and compliance with governmental regulations, patient preferences and various other matters, many of which are beyond the Company’s control. These forward-looking statements speak only as of the date of the Quarterly Report on Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company’s expectations with regard thereto or any changes in events, conditions or circumstances on which any statement is based.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

  Net Service Revenue.

     Approximately 93% of the Company’s net service revenue for the three months ended March 31, 2005 was derived from Medicare, compared to 92% for the same period last year. Included in the net service revenue derived from Medicare for the three months ended March 31, 2005 is $1,109,000, or 1.7% of total Medicare net service revenue, for services provided by the Company’s hospice business. The Company acquired two hospice agencies from Tenet Healthcare Corporation on April 1, 2004.

     Net service revenue increased $23.1 million, or 48.8%, for the three months ended March 31, 2005, compared to the same period in 2004. This increase is due to a 50.3% increase in Medicare revenue of $22.0 million, and a 31.0% increase in revenue from non-Medicare payors of $1.1 million. Of the 50.3% increase in Medicare revenue, $1.1 million is attributable to the hospice business. Of the remaining $20.9 million balance of this increase, $8.5 million is attributable to acquisitions completed after April 1, 2004 with the exception of the hospice revenue mentioned above (See Note 6 to the consolidated financial statements for a discussion of Company acquisitions). The remaining $12.4 million reflects increases in Medicare patient admissions and a 1.3% improvement in revenue per episode. The 1.3% improvement in revenue per episode is due primarily to the increase in the episodic reimbursement amount effective January 1, 2005, and the 5% rural add-on that was in effect for the first quarter of 2005 compared to the first quarter of 2004, when there was no applicable rural add-on reimbursement. This increase was partially offset by a change in the case mix adjustment on our patient population. As noted in Note 2 to the consolidated financial statements, the base episodic reimbursement rate increased on January 1, 2005 to $2,264 per episode from $2,213 per episode for calendar year 2004.

     Total patient admissions for the three months ended March 31, 2005 totaled 19,941 and increased from the prior year admissions by 46.0%. Medicare patient admissions increased to 16,506, representing an increase of approximately 44.2% over the three months ended March 31, 2004.

     The 44.2% increase in Medicare admissions for the most recent quarterly comparative period is comprised of internal growth in admissions of 20.7% with acquisitions contributing growth of approximately 23.5%. The Company defines internal growth to include growth from operating locations owned by the Company for more than twelve months, any start up locations initiated by the Company, and from those acquisitions where the monthly Medicare admissions at the acquired locations does not exceed 1% of total Company admissions in the month of acquisition. Internal growth of 20.7%, including growth from start up locations, arises from a combination of enhanced effectiveness of the sales force, increased size of the sales force, the introduction of additional disease management programs, and ongoing referral source education efforts. The Company has opened five home health startup locations since April 1, 2004. Admissions from non-Medicare payors increased by 55.2% from 2,213 in the three months ended March 31, 2004 to 3,435 in the same period in 2005, primarily as a result of acquisitions.

  Cost of Service Revenue

     Cost of service revenue for the three months ended March 31, 2005 increased by $9.0 million, or 46.1%, as compared to the same period in 2004. Of this increase, $1.1 million is attributable to the hospice business. The balance of the increase, or $7.9 million, is attributable to a 34.4% increase in the total number of home health visits performed to 447,000 visits, combined with a 4.4% increase in the cost per visit. The number of visits increased by 34.4% as a result of a 13.6% increase in visits for non-Medicare patients and a 37.2% increase in the number of visits to Medicare patients. This increase in the number of visits to Medicare patients is due to an increase in the average number of patients on service at month end during the most recent quarter of approximately 14,069 when compared with approximately 9,293 in the comparable period of 2004. The 4.4% increase in the cost per visit is attributable to higher rates of pay and benefits for visiting staff at acquired locations and an increase in travel costs reimbursed to Company caregivers as a result of higher gas prices.

     Excluding the hospice business, cost of service revenue as a percent of net service revenue, decreased 1.5% as a result of a 8.3% increase in Net Service revenue per visit. This increase is due primarily to a 1.3% improvement in revenue per episode combined with a 6.1% decrease in visits per episode. The reduction in visits per episode is primarily the result of efficiencies realized by the Company's recent acquisitions, particularly the Tenet home healthcare acquisition of 2004 and the 2003 acquisition of Metro Preferred Home Health. The improved margins related to these acquisitions is more in line with the margins of the Company's mature locations. Typically, acquired locations take up to 12 months before realizing margins consistent with the Company's mature locations.

  General and Administrative Expenses (“G&A”)

     General and administrative expenses increased by $9.5 million, or 45.4%, in the three months ended March 31, 2005, as compared to 2004. This increase is primarily attributable to $3.6 million of general and administrative expenses incurred by the Company’s acquisitions finalized since April 1, 2004 (see Note 6 to the consolidated financial statements). The remaining balance of $5.9 million includes: increased personnel costs of $3.2 million related to additional operational and corporate staff necessitated by the Company’s internal growth and acquisitions; other increases of $1.3 million, including increases with respect to supplies, rent, and professional fees; a $0.4 million increase in depreciation and amortization, primarily as a result of higher amortization associated with intangible assets attributable to the acquisitions; and an increase in travel and related costs of $1.0 million, particularly with respect to operational and corporate training meetings and new employee orientation sessions undertaken for all employees.

     As a percentage of net service revenue, general and administrative expenses decreased 1.1% to 43.2% in 2005 from 44.3% in 2004.

     The Company expects to realize as a reduction in benefit expenses $0.8 million of participant employer match forfeitures from calendar year 2004, which represents unvested employer matching contributions for former employees no longer participating in the Company’s 401(k) plan. It is the Company’s accounting policy to recognize the benefit cost reduction upon completion of the Company’s 401(k) plan annual audit, which is expected to be completed in the third quarter of 2005. During the quarter ended September 30, 2004, the Company realized $0.5 million of participant employer match forfeitures from calendar year 2003.

  Operating Income

     The Company had operating income of $11.5 million for the three months ended March 31, 2005 as compared with $6.9 million in the same period of 2004. This increase is attributable to the changes described above.

  Other Income and Expense, net.

     Net other income (expense) increased from expense of $76,000 for the three months ended March 31, 2004 to income of $220,000 for the three months ended March 31, 2005, an increase of $296,000. The increase is primarily due to a $329,000 increase in interest income as a result of increased levels of cash and cash equivalents resulting from the 2004 secondary equity offering.

  Income Tax Expense.

     Income tax expense of $4,623,000 and $2,608,000 was recorded for the three months ended March 31, 2005 and 2004, respectively. An effective income tax rate of approximately 39.4% and 38.2% was recorded on income before taxes for the three months ended March 31, 2005 and 2004, respectively. The increase in the effective tax rate is due to a 1.0 percentage point increase in the federal effective tax rate from higher estimated taxable income in 2005, resulting in an increase in the Company’s statutory effective tax rate, combined with the exhaustion of the federal net operating loss carryforward. The remaining increase in the effective tax rate is due to an additional 0.4 percentage point increase in the Company’s state effective tax rate from higher estimated taxable income in 2005, combined with the exhaustion of multiple state net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

     The Company’s principal source of liquidity is the collection of its accounts receivable, in particular under the Medicare program.

     The Company’s operating activities provided $10.6 million in cash during the quarter ended March 31, 2005, whereas such activities provided $10.1 million in cash during the quarter ended March 31, 2004. Cash provided by operating activities in 2005 is primarily attributable to net income of $7.1 million, non-cash items such as depreciation and amortization of $1.3 million, provision for bad debts of $0.6 million, an increase in accrued expenses of $7.9 million, which was driven by an increase in current income taxes payable and an increase in accrued payroll and related taxes payable, deferred income tax change of $0.5 million, offset by an increase in accounts receivable of $1.0 million, an increase in inventory and other assets of $1.6 million, an increase of $2.4 million in other assets, and a decrease of $2.3 million in accounts payable.

     Investing activities used $21.2 million cash for the three months ended March 31, 2005, whereas such activities used $14.8 million for the three months ended March 31, 2004. Cash used in investing activities in 2005 is primarily attributed to purchases of property and equipment of $5.5 million, which includes the $3.5 million purchase of a corporate aircraft and cash used in acquisitions of $15.7 million (see Note 6 to the consolidated financial statements).

     Financing activities used $0.2 million cash during the three months ended March 31, 2005, whereas such activities used $0.4 million during the same quarterly period last year. Payment on capital lease obligations used $0.8 million in the current year first quarter, which was offset by proceeds from stock issuances and stock option exercised of $0.6 million.

     At March 31, 2005, the Company had working capital of $62.0 million. This includes short-term Medicare liabilities of $9.3 million, which the Company may not fully liquidate in cash during the next twelve months. These Medicare liabilities include $3.1 million owed by a subsidiary currently in bankruptcy, and $3.7 million of anticipated cost report settlements yet to be finalized. The final cost report settlements may not all occur during the next twelve months. In addition, when the cost reports are settled, the Company is entitled to apply for a payment plan for up to five years in length. There can be no assurance that such a payment plan would be granted if sought.

     During the quarter ended March 31, 2005, the Company purchased a corporate aircraft for $3.5 million for the purposes of enabling Company employees to visit and conduct business at the operating locations in thirteen states. Additionally, on April 13, 2005, the Company purchased for $4.2 million, land and a building in Baton Rouge, Louisiana, which will be used to consolidate the Company’s corporate offices. The combined cost of this purchase and the related refurbishment is not precisely quantifiable at this time, but could be approximately $10 to $12 million. The Company expects to be completed with the refurbishment of the property by the end of 2006.

     Apart from expenditures related to the corporate aircraft and the corporate office mentioned above, the Company expects that routine capital expenditures in fiscal 2005 will be approximately $7.6 million, as compared to $5.8 million in 2004.

     Effective April 28, 2004, the Company entered into a financing arrangement with GE Healthcare Financial Services (“GE”) for a $15 million working capital facility (the “GE Facility”), under which the Company may request, under certain conditions, that the borrowing capacity be increased in two separate increments of $5 million each, for a total borrowing capacity of $25 million. The Company believes that it meets at March 31, 2005, all conditions necessary for increasing the borrowing capacity of the GE Facility to $25 million. To date, no amounts have been drawn under this facility.

     The Company has certain other contingencies and reserves, including litigation reserves, recorded as current liabilities in the accompanying Consolidated Balance Sheets (in accordance with Statement of Financial Accounting Standard No. 5) that management may not be required to liquidate in cash during the next twelve months. However, in the event that all current liabilities become due within twelve months, the Company may be required to limit its acquisition activities, utilize its GE Facility and/or sell securities on unfavorable terms. There can be no absolute assurance that such action may not be necessary to ensure appropriate liquidity for the operations of the Company. However, the Company believes that its cash flows from operations combined with borrowing availability under its GE Facility will be sufficient to meet its working capital needs for the next 12 months.

Contractual Obligations and Medicare Liabilities

     The following table summarizes the Company’s contractual obligations at March 31, 2005:

Payments Due by Period
(Amounts in thousands)

		Less
		than	1-3	4-5
Contractual Obligations	Total	1 year	years	years
Long-Term Debt	$5,462	$3,396	$2,066	$—
Capital Lease Obligations	439	250	177	12
Medicare Liabilities	9,263	9,263	—	—

Total Contractual Cash Obligations	$15,164	$12,909	$2,243	$12

     At March 31, 2005, the Company was indebted under various promissory notes for $5.5 million, including notes issued for various acquisition purchases of $5.2 million.

     The Company’s principal and interest requirements due under all promissory notes for the remainder of 2005 are approximately $1.6 million. At March 31, 2005, the Company also had obligations under capital leases of $0.4 million. During the quarter ended March 31, 2005, the Company paid $0.3 million to buyout equipment under various capital leases.

     As of March 31, 2005, the Company estimates an aggregate payable to Medicare of $9.3 million, all of which is reflected as a current liability in the accompanying Consolidate Balance Sheets. This amount includes $2.5 million reserved during 2003 as noted above—see Revenue Recognition discussion in Note 2 to the consolidated financial statements.

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

     In November 2002, the Company elected to terminate its asset financing facility with NPF VI, Inc. (“NPF VI”) and advised its payors that remittances should be directed to the bank accounts of the Company rather than bank accounts controlled by NPF VI under collateral arrangements for the facility. The decision to terminate the above facility was made in response to the failure of NPF VI to provide $3.3 million on October 31, 2002 as requested by the Company on October 29, 2002 in accordance with the terms of the facility. At that date, Amedisys, Inc. determined that an amount of approximately $7.1 million was being held on behalf of the Company by NPF VI, and engaged in correspondence with representatives of NPF VI in an effort to have these funds returned to the Company. On November 18, 2002, NPF VI filed bankruptcy petitions, and accordingly, the Company elected to reserve the amount of $7.1 million in the fourth quarter of fiscal 2002. The Company is taking legal action to recover the funds that have not been released to the Company. As of March 31, 2005, the Company had incurred total legal fees related to this matter of approximately $2.1 million, and the Company may incur substantial additional legal expenses in the future with this matter. There can be no assurance that the Company will ultimately be successful in its efforts to recover the funds held on behalf of the Company by NPF VI.

     Although the Company’s financial position has improved over the last twelve months, there can be no absolute assurance that the Company will not be required to obtain debt financing, and/or sell equity securities on unfavorable terms, which could impact the Company’s earnings by either increasing interest costs or by dilution to existing shareholders to ensure appropriate liquidity for the operations of the Company. However, the Company believes that available cash balances together with cash flow generated from operations and the Company’s borrowing capabilities are sufficient to meet its debt service and capital expenditure requirements, including targeted acquisitions, for the foreseeable future.

Recent Developments

     As noted in Note 2 to the consolidated financial statements, on January 1, 2005, the Medicare base episode reimbursement rate increased from $2,213 per episode to $2,264 per episode. However, this increase will be partially offset by the March 31, 2005 expiration of the 5% rural add-on reimbursement for serving patients in rural areas. Patients in rural areas account for approximately 29.5% of the Company’s patient population as of March 31, 2005. The Company expects the episodic rate increase, net of the elimination of the rural add-on reimbursement, to result in an approximately 1.95% increase in its weighted average reimbursement for the remainder of the fiscal year.

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

     Effective January 1, 2005, the Company received the “market basket adjustment”, currently estimated to be an increase of approximately 2.3% (net of the 0.8% reduction referred to above). The market basket adjustment is based on an index, which is intended by CMS to reflect cost inflation in the delivery of home health services.

     The Medicare Payment Advisory Commission (“MedPAC”) has made a preliminary recommendation to Congress that the market basket adjustment increase for 2006 be eliminated. MedPAC is an independent federal body established by the Balanced Budget Act of 1997 to advise the U.S. Congress on issues affecting the Medicare program. Our industry trade association, the National Association for Home Care and Hospice, does not believe that Congress will address reimbursement issues this year. The Company cannot predict the timing or the magnitude of such changes, if any.

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

     The Company does not believe that inflation has had a material effect on its results of operations during the three month periods ended March 31, 2005 or 2004.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     There have been no changes from the disclosures contained in the Company’s Form 10-K/A for the year ended December 31, 2004.

Item 4. CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls And Procedures

     As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision of and with the participation of the Company’s management, including the Company’s principal executive and financial officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure and controls procedures were effective in timely alerting officers of the Company to material information relating to the Company that is required to be included in the Company’s periodic Securities and Exchange Commission filings.

  Changes In Internal Controls

     There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     No significant changes from the disclosures contained in the Company’s Form 10-K/A for the year ended December 31, 2004.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Item 5. OTHER INFORMATION

     None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

2.2	Asset Purchase Agreement between Amedisys SC, L.L.C. and Winyah Health Care Group, LLC, Winyah Home Health Care-Midlands, Inc., Winyah Home Health Care of the Lowcountry, LLC, Winyah Home Health Care of the Grand Strand, LLC, Winyah Home Health Care, Inc. (filed herewith)

3.1	Certificate of Incorporation (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2002)

3.2	By-Laws (previously filed as Exhibit 3.2 to the Annual Report on Form 10-K for the period ended December 31, 2004)

4.1.1	Credit Agreement with General Electric Capital Corporation (previously filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2004)

4.1.2	Amendment No. 1 to Credit Agreement with General Electric Capital Corporation (previously filed as Exhibit 4.1.2 to the Annual Report on Form 10-K for the period ended December 31, 2004)

4.1.3	Amendment No. 2 to Credit Agreement with General Electric Capital Corporation (filed herewith)

4.1.4	Amendment No. 3 to Credit Agreement with General Electric Capital Corporation (filed herewith)

4.2	Common Stock Specimen (previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1994)

4.3	Shareholder Rights Agreement (previously filed as Exhibit 4 to the Current Report on Form 8-K filed June 16, 2000, and as Exhibit 4 to the Registration Statement on Form 8-A12G filed June 16, 2000)

4.4	Form of Warrants issued by Amedisys, Inc. to Raymond James & Associates, Inc. (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed December 10, 2003)

4.5	Form of Purchase Agreement among Amedisys, Inc. and the purchasers set forth on the signature pages thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed December 10, 2003)

4.6	Registration Rights Agreement between Amedisys, Inc. and the person whose name and address appears on the signature page thereto (previously filed as Exhibit 10.5 to the Registration Statement on Form S-3 filed March 11, 1998)

10.1.1	Agreement to Purchase Real Estate between Amedisys, Inc. and Sherwood Investment Partners, LLC (filed herewith)

10.1.2	Act of Cash Sale of Real Estate between Amedisys, Inc. and Sherwood Investment Partners, LLC (filed herewith)

10.8	Employment Agreement between Amedisys, Inc. and William F. Borne (filed herewith)

31.1	Certification of William F. Borne, Chief Executive Officer (filed herewith)

31.2	Certification of Gregory H. Browne, Chief Financial Officer (filed herewith)

32.1	Certification of William F. Borne, Chief Executive Officer (filed herewith)

32.2	Certification of Gregory H. Browne, Chief Financial Officer (filed herewith)

     (b) Reports on Form 8-K

On January 31, 2005, Amedisys, Inc., issued a press release announcing the acquisition of the home health operations from several affiliated companies operating as Winyah Health Care Group in South Carolina, effective February 1, 2005.

On February 22, 2005, the Registrant’s Board of Directors approved a new director compensation package for non-management directors. The compensation package is effective March 1, 2005.

On March 1, 2005, Amedisys, Inc., issued a press release announcing the acquisition of a home health agency from North Arundel Hospital, effective March 1, 2005.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMEDISYS, INC.

By:	/s/ Gregory H. Browne

Gregory H. Browne
Chief Financial Officer

DATE: May 5, 2005