Form 10-Q
period 2005-06-30
AMEDISYS INC
filed 2005-08-09
CIK 896262

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

Number of shares of common stock, par value $.001, outstanding as of August 5, 2005: 15,608,736 shares

PART I.

FINANCIAL INFORMATION

PART II.

OTHER INFORMATION

Item 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2005 and December 31, 2004

(Amounts in thousands, except share data)

	(Unaudited)
	June 30, 2005	December 31, 2004
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$72,063	$89,679
Patient accounts receivable, net of allowance for doubtful accounts of $4,943 at June 30, 2005 and $3,751 at December 31, 2004	36,994	24,478
Prepaid expenses	2,613	1,356
Inventory and other current assets	3,230	3,377

Total current assets	114,900	118,890
Property and equipment, net	19,825	10,003
Goodwill	85,120	62,537
Intangible assets, net of accumulated amortization of $1,982 at June 30, 2005 and $1,177 at December 31, 2004	7,032	4,447
Other assets, net	6,042	3,856

Total assets	$232,919	$199,733

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable	$4,521	$6,681
Accrued expenses:
Payroll and payroll taxes	19,924	11,914
Insurance	5,325	4,663
Income taxes	1,359	271
Legal settlements	1,950	1,833
Other	5,713	3,822
Current portion of long-term debt	3,433	1,689
Current portion of obligations under capital leases	228	423
Current portion of Medicare liabilities	9,119	9,327
Current portion of deferred income taxes	853	1,353

Total current liabilities	52,425	41,976
Long-term debt	1,928	1,380
Obligations under capital leases	162	329
Deferred income taxes	8,008	6,749
Other long-term liabilities	826	826

Total liabilities	63,349	51,260
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 30,000,000 shares authorized; 15,577,954 and 15,310,547 shares issued at June 30, 2005 and December 31, 2004, respectively	16	15
Additional paid-in capital	138,751	132,032
Treasury stock at cost, 4,167 shares held at June 30, 2005 and December 31, 2004	(25)	(25)
Unearned compensation	(663)	—
Retained earnings	31,491	16,451

Total stockholders’ equity	169,570	148,473

Total liabilities and stockholders’ equity	$232,919	$199,733

See accompanying notes to consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2005 and 2004

(Amounts in thousands, except per share data)

	(Unaudited)
	For the three months ended June 30		For the six months ended June 30
	2005	2004	2005	2004
Income:
Net service revenue	$80,061	$56,896	$150,498	$104,235
Cost of service revenue (excluding depreciation and amortization)	33,044	23,613	61,505	43,093

Gross margin	47,017	33,283	88,993	61,142

General and administrative expenses:
Salaries and benefits	18,857	14,794	36,862	27,351
Other	15,439	10,406	27,898	18,803

Total general and administrative expenses	34,296	25,200	64,760	46,154

Operating income	12,721	8,083	24,233	14,988
Other income (expense):
Interest income	519	44	900	96
Interest expense	(142)	(100)	(287)	(224)
Miscellaneous, net	(12)	(3)	(27)	(7)

Total other income (expense), net	365	(59)	586	(135)

Income before income taxes	13,086	8,024	24,819	14,853
Income tax expense	5,156	3,063	9,779	5,671

Net income	$7,930	$4,961	$15,040	$9,182

Basic weighted average common shares outstanding	15,509	12,281	15,450	12,144
Basic income per common share:

Net income	$0.51	$0.40	$0.97	$0.76

Diluted weighted average common shares outstanding	15,837	12,804	15,789	12,683
Diluted income per common share:

Net income	$0.50	$0.39	$0.95	$0.72

See accompanying notes to consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2005 and 2004

(Amounts in thousands)

	(Unaudited)
	Six months ended June 30
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,040	$9,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,862	1,805
Writeoff of inventory	1,063	—
Provision for bad debts	1,774	1,619
Deferred income taxes	759	3,151
Tax benefit from stock option exercises	1,029	1,050
Non-cash compensation expense	113	26
Loss on disposals of property and equipment	53	21
Changes in assets and liabilities:
(Increase) in accounts receivable	(14,290)	(6,276)
(Increase) in inventory and other current assets	(2,069)	(4)
(Increase) in other assets	(3,606)	(1,029)
Decrease in accounts payable	(2,161)	(85)
Decrease in Medicare liabilities	(209)	(21)
Increase in accrued expenses	13,037	6,987

Net cash provided by operating activities	13,395	16,426

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	74	2
Purchase of property and equipment	(11,691)	(1,884)
Cash used in purchase acquisitions, net	(19,668)	(20,742)

Net cash used in investing activities	(31,285)	(22,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	—	417
Payments on notes payable and capital leases	(1,468)	(3,262)
Costs associated with equity offerings	(21)	(108)
Proceeds from issuance of stock to Employee Stock Purchase Plan	661	350
Proceeds from issuance of stock upon exercise of stock options and warrants	1,102	1,651

Net cash used in financing activities	274	(952)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,616)	(7,150)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	89,679	29,229

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$72,063	$22,079

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$152	$194

Income taxes paid, net of refunds received	$7,076	$806

Financing Activities:
Stock issued as contributions to the Company’s 401(k) Plan	$1,672	$546

Stock issued for acquisitions	$1,500	$—

Notes payable issued for acquisitions	$3,400	$—

Capital leases entered into	$—	$306

See accompanying notes to consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Nature of Operations

Amedisys, Inc. and subsidiaries (“Amedisys” or the “Company”) is a provider of home health care and hospice services. At June 30, 2005, the Company operated 129 home care nursing and four hospice offices and three corporate offices in the southern and southeastern United States. The Company operates in one reporting segment.

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2005, the results of operations for the three and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004. The results of operations for the interim periods presented are not necessarily indicative of results of operations for the entire year. These interim consolidated financial statements should be read in conjunction with the Company’s annual financial statements and related notes in the Company’s Form 10-K/A for the year ended December 31, 2004.

2. Revenue Recognition

The Company provides home health care services and hospice services. For the three months ended June 30, 2005 and 2004, home health care revenues comprised approximately 97.9% and 97.5%, respectively, of total net service revenue. For the six months ended June 30, 2005 and 2004, home health care revenues comprised approximately 97.9% and 98.7%, respectively, of total net service revenue. The Company began providing hospice services in the second quarter of fiscal 2004 with the acquisition of two hospice agencies from Tenet Healthcare Corporation (see Note 7 to the consolidated financial statements for further information).

The Company derived 93.5% and 92.1% of its net service revenue from Medicare for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, the Company derived 93.4% and 92.2%, respectively, of its net service revenue from Medicare.

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

The provision in the Benefits Improvement and Protection Act whereby home health providers received a 10% increase in reimbursement that began April 2001 for serving patients in rural areas expired March 31, 2003; however, in April 2004, a 5% increase in reimbursement was reinstated for a one-year period through March 31, 2005. Effective for episodes ending on or after April 1, 2005, the 5% increase in reimbursement for serving patients in rural areas is no longer applicable. Patients in rural areas accounted for approximately 29.3% of the Company’s completed episodes during the three months ended June 30, 2005.

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

Revenue is recorded as services are provided to a patient. Amounts billed and/or received in advance of services performed are recorded as deferred revenue. The amount of deferred revenue at June 30, 2005 and December 31, 2004 was $19.1 million and $14.9 million, respectively. These deferred revenue amounts have been recorded as a reduction to accounts receivable in the accompanying Consolidated Balance Sheets since only a nominal amount of deferred revenue represents cash collected in advance of providing services. For episodes of care that are completed, all of the revenue expected to be received for that episode is recognized. The amount of revenue recognized for episodes of care which are incomplete at period end is based on an estimate of the portion of the episode which applies to the period, and is calculated based upon total visits performed to date as a percentage of total expected visits for a particular episode. Management believes that this is a reasonable estimate for revenue with respect to services provided for incomplete episodes, and for which reimbursement will be ultimately received. Because of the potential for changes in base episode payments referred to above and the complexity of the regulations noted above, the estimated amounts originally recorded as net patient revenue and accounts receivable may be subject to revision as additional information becomes known.

During 2003, the Centers for Medicare and Medicaid Services, or CMS, informed home health care providers that it intended to make certain recoveries of amounts overpaid to providers for the periods dating from the implementation of PPS on October 1, 2000 through particular dates in 2003 and 2004. The first of these amounts related to partial episode payments (“PEPs”), whereby a patient was readmitted to a home health care agency prior to the passing of 60 days from the previous admission date at another home health agency. In such instances, reimbursement for the first agency is reduced. CMS advised the industry that CMS had implemented changes to its computer system such that the proper adjustment would be made at the time of claim submission on an ongoing basis, and that recovery for prior overpayments would commence in the summer of 2003 and extend over a two-year period. The Company reserved, based on information supplied by CMS, approximately $1.0 million in 2003 for all claims dating from October 1, 2000. Through June 30, 2005, CMS has recouped approximately $247,000 of the above estimated overpayments. The Company cannot predict the actual timing of future collections initiated by CMS. Secondly, CMS advised the industry that it would seek recovery of overpayments that were made for patients who had, within 14 days of such admission, been discharged from inpatient facilities, including hospitals, rehabilitation and skilled nursing units, and that these recoveries would commence in April 2004. This date was subsequently extended to 2005. CMS will provide at least five weeks notice of any impending recovery. To date no notice has been received by the Company. The Company conducted an analysis of a sample of claims where and when these events had occurred, and estimated that, for all periods dating from October 1, 2000 through December 31, 2003, a reserve in the amount of approximately $1.5 million was appropriate. These reserves are recorded in current portion of Medicare liabilities in the accompanying Consolidated Balance Sheets.

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

4. Inventory

The Company has historically inventoried medical supplies utilized in the treatment and care of home health patients. Such inventory is stated at the lower of cost (first-in, first-out method) or market. The Company expenses its medical supplies as incurred during the accounting quarter, but adjusted its inventory carrying values to periodic physical inventory counts.

During the quarter ended June 30, 2005, the Company changed its accounting policy for its medical supplies by changing the policy to reflect the expensing of all medical supply purchases as incurred without valuing an inventory of medical supplies on hand at the end of a reporting period. This determination was based on several factors, including: (1) inventory values of medical supplies have historically been less than 0.5% of total assets and management does not expect in the foreseeable future that the value of such inventory at any point in time to be materially different as a percentage of total assets; (2) items included in the Company’s medical supplies inventory are substantially comprised of low-cost, high turnover items; (3) medical supplies cost is not a significant component of Cost of Revenue nor is the adjustment of the physical inventory count to the carrying value of inventory on the Company’s books; (4) the impact to the Company’s results of operations for prior reported periods is inconsequential; and (5) this accounting treatment is generally consistent with other publicly-traded home health care and hospice companies.

As a result of this change in the Company’s accounting policy, the Company recorded $1,063,000 of Cost of Revenue expense, or $644,000 after-tax, for the writeoff of its medical supplies inventory at June 30, 2005.

5. New Accounting Pronouncements

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

6. Earnings Per Share

Earnings per common share are based on the weighted average number of shares outstanding during the period. The following table sets forth the computation of basic and diluted net income per common share for the three and six-month periods ended June 30, 2005 and 2004 (amounts in thousands, except per share amounts):

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Basic Net Income per Share:
Net Income	$7,930	$4,961	$15,040	$9,182
Weighted Average Number of Shares Outstanding	15,509	12,281	15,450	12,144
Net Income per Common Share – Basic	$0.51	$0.40	$0.97	$0.76
Diluted Net Income per Share:
Net Income	$7,930	$4,961	$15,040	$9,182
Weighted Average Number of Shares Outstanding	15,509	12,281	15,450	12,144
Effect of Dilutive Securities:
Stock Options	307	417	319	407
Warrants	21	106	20	132

Weighted Average Number of Shares Outstanding – Diluted	15,837	12,804	15,789	12,683
Net Income per Common Share – Diluted	$0.50	$0.39	$0.95	$0.72

For the three and six months ended June 30, 2005, there were 56,036 and 54,627, respectively, additional potentially dilutive securities that were anti-dilutive. There were no additional potentially dilutive securities for the three and six months ended June 30, 2004, respectively.

7. Acquisitions

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

2. Effective March 1, 2005, the Company entered into an agreement to purchase certain assets and certain liabilities of a single home health agency from the North Arundel Hospital Association in Maryland for $3.0 million in cash and the issuance of a $0.9 million note payable to the seller. The acquisition represents Amedisys’ initial entry into Maryland, which is a Certificate of Need (“C.O.N.”) state. In connection with the acquisition, the Company recorded substantially all of the purchase price as goodwill ($3.5 million) and other intangibles ($0.4 million) in the first quarter of 2005.

3. Effective May 1, 2005, the Company entered into an agreement to purchase certain assets and certain liabilities of a single home health agency in Collins, Mississippi, from Covington County Hospital for $1.0 million in cash. The acquisition represents Amedisys’ further penetration into the Mississippi market, a C.O.N. state, with 13 new counties. The Company recorded substantially all of the purchase price as goodwill ($0.8 million) and other intangible assets ($0.2 million).

4. Effective June 1, 2005, the Company entered into an agreement to purchase certain assets and certain liabilities of two Tennessee-based home health agencies from Saint Thomas Health Services for $3.0 million in cash and the issuance of a $0.5 million note payable to the seller. Tennessee is a C.O.N. state and this acquisition represents two counties not previously serviced by Amedisys. The Company recorded substantially all of the purchase price as goodwill ($2.8 million) and other intangibles (0.7 million).

Acquisitions Subsequent to June 30, 2005

1. On July 1, 2005, the Company signed a definitive agreement to acquire Housecall Medical Resources, Inc. (“Housecall”), a privately-held provider of home care services with 57 home health agencies and nine hospice agencies in the states of Tennessee, Florida, Kentucky, Indiana and Virginia for a total transaction value of approximately $106 million, subject to post-closing adjustments, ecrows and certain tax benefits (the “Acquisition”). The Acquisition was completed on July 11, 2005. The Company had no material relationship with Housecall or any of its affiliates prior to this transaction.

Under the terms of the Agreement, the stock of Housecall was purchased with immediately available funds. In addition to available cash on hand, Amedisys financed a portion of the purchase price through $75 million in senior secured credit facilities provided by Wachovia Bank, N.A. and GE Healthcare Financial Services. These facilities included $50 million in a five-year Term Loan and up to $25 million in a Revolver (see also Liquidity and Capital Resources below).

As a result of the new credit facilities noted above, the Company terminated, effective July 11, 2005, its $15 million credit facility with GE Healthcare Financial Services. The Company will recognize during the quarter ended September 30, 2005, a $0.5 million writeoff for unamortized deferred financing costs related to this terminated credit facility

2. Effective August 1, 2005, the Company entered into an agreement to purchase certain assets and certain liabilities of NCARE, Inc. (“NCARE”), a home health provider with two agenciesin Newport News, and ChesapeakeVirginia, for $1.5 million in cash and the issuance of a $0.7 million note payable to the seller.

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

8. Goodwill and Other Intangible Assets:

The following table summarizes the activity related to goodwill and other intangible assets for the six months ended June 30, 2005 (amounts in thousands).

	Goodwill	Certificates of Need	Acquired Name of Business	Non-Compete Agreements (1)
Balances at December 31, 2004	$62,537	$2,525	$200	$1,722
Additions	22,583	2,000	—	1,389
Amortization	—	—	—	(804)

Balances at June 30, 2005	$85,120	$4,525	$200	$2,307

(1)	The weighted-average amortization period of non-compete agreements is 2.2 years.

The estimated aggregate amortization expense for each of the following periods is as follows (amounts in thousands):

Six months ending December 31, 2005	$869
Year ending December 31, 2006	1,191
Year ending December 31, 2007	193
Year ending December 31, 2008	54

Total	$2,307

9. Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the six months ended June 30, 2005 (amounts in thousands, except share information):

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock	Unearned Compensation	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2004	15,310,547	$15	$132,032	$(25)	$—	$16,451	$148,473
Issuance of stock to Employee Stock Purchase Plan	25,569	—	661	—	—	—	661
Issuance of stock for 401(k) match	53,705	—	1,672	—	—	—	1,672
Exercise of stock options	112,226	1	1,101	—	—	—	1,102
Issuance of stock as compensation	384	—	14	—	—	—	14
Tax benefit from stock option exercises	—	—	1,028	—	—		1,028
Issuance of stock in conjunction with acquisitions	50,744	—	1,500	—	—		1,500
Issuance of restricted stock	24,779	—	764	—	(663)	—	101
Costs associated with equity offering	—	—	(21)	—	—	—	(21)
Net income	—	—	—	—	—	15,040	15,040

Balance, June 30, 2005	15,577,954	$16	$138,751	$(25)	$(663)	$31,491	$169,570

10. Stock-Based Compensation

The Company has two stock option plans, the Amedisys, Inc. 1998 Stock Option Plan and the Amedisys, Inc. Directors Stock Option Plan (collectively, “the Plans”). The Company accounts for its stock-based compensation in accordance with Accounting

Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”) permit the continued use of the intrinsic value-based method prescribed by APB 25, but require additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by SFAS 123 had been applied (see also Note 5, “New Accounting Pronouncements”). The following table illustrates the effect on net income and earnings per share if the Company had recognized compensation expense for the Plans using the fair-value recognition method in SFAS 123 (amounts in thousands, except per share amounts):

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Net income:
As reported	$7,930	$4,961	$15,040	$9,182
Add: Stock-based employee compensation expense included in reported net income, net of taxes	26	4	68	16
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of taxes	(306)	(223)	(3,392)	(624)

Pro forma	7,650	4,742	11,716	8,574

Basic earnings per share:
As reported	$0.51	$0.40	$0.97	$0.76
Pro forma	0.49	0.39	0.76	0.71
Diluted earnings per share:
As reported	0.50	0.39	0.95	0.72
Pro forma	0.48	0.37	0.74	0.68

Black-Scholes option pricing model assumptions:
Risk free interest rate	3.53-5.16%	3.55-5.16%	3.53-5.16%	3.55-5.16%

Expected life (years)	5-10	10	5-10	10

Volatility	42.30-105.71%	45.84-110.35%	42.30-105.71%	45.84-110.35%

Expected annual dividend yield	—	—	—	—

(1)	Options to purchase 27,500 and 430,054 shares were issued during the three and six month periods ended June 30, 2005, compared to options to purchase 25,000 and 246,098 shares were issued during the same periods last year. Of the options issued during the six months ended June 30, 2005, options to purchase 359,536 shares were issued with immediate vesting compared to options to purchase 41,165 shares were issued with immediate vesting in the six months ended June 30, 2004, respectively. Options issued during the three months ended June 30, 2005 and 2004 and all other option grants were issued with ratable vesting periods over 18-months to three-years.

11. Guarantees

At June 30, 2005, the Company has issued guarantees totaling $1,637,000 related to office leases of subsidiaries compared to $1,645,000 at December 31, 2004. Approximately $86,000 of these amounts at June 30, 2005 and December 31, 2004, respectively, are related to guarantees on locations that have been sold, and the Company has the right to recover amounts under the sale agreements from the buyers, if payments are requested. The Company has not received any requests to make payments under these guarantees. Approximately $89,000 at both June 30, 2005 and December 31, 2004, is related to locations that have been closed and the landlords have obtained judgments against the Company for unpaid rent. The Company has reserved these amounts in “Legal settlements” on the Consolidated Balance Sheets at June 30, 2005 and December 31, 2004.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Net Service Revenue.

Approximately 93.5% of the Company’s net service revenue for the three months ended June 30, 2005 was derived from Medicare, compared to 92.1% for the same period last year. Included in the net service revenue derived from Medicare for the three months ended June 30, 2005 is $1,260,000, or 1.7% of total Medicare net service revenue, for services provided by the Company’s hospice business. The Company acquired two hospice agencies from Tenet Healthcare Corporation on April 1, 2004 and opened two hospice agencies during the three months ended June 30, 2005.

Net service revenue increased $23.2 million, or 40.7%, for the three months ended June 30, 2005, compared to the same period in 2004. This increase is due to a 42.9% increase in Medicare revenue of $22.5 million, and a 15.5% increase in revenue from non-Medicare payors of $0.7 million. Of the $22.5 million increase in Medicare net service revenue, $10.3 million is attributable to acquisitions (See Note 7 to the consolidated financial statements for a discussion of Company acquisitions). The remaining $12.2 million reflects a 27.0% increase in completed episodes, which was partially offset by a 1.1% decrease in revenue per episode. The 1.1% decrease in revenue per episode is due primarily to an increase in the number of episodes from admission recertifications, which typically realize a lower revenue per episode than the original episode due to the lower acuity of the subsequent episode, combined with the elimination of the 5% rural add-on effective March 31, 2005, which was partially offset by the increase, effective January 1, 2005, of the base episodic reimbursement rate (see Note 2 to the consolidated financial statements) and by small improvements in the case mix adjustment on the Company’s patient population.

Total patient admissions for the three months ended June 30, 2005 totaled 21,071 and increased from the prior year admissions by 37.3%. Medicare patient admissions increased to 17,405 representing an increase of approximately 38.3% over the three months ended June 30, 2004.

The 38.3% increase in Medicare admissions for the most recent quarterly comparative period is comprised of internal growth in admissions of 19.1% with acquisitions contributing growth of approximately 19.2%. The Company defines internal growth to include growth from operating locations owned by the Company for more than twelve months, any start up locations initiated by the Company, and from those acquisitions where the monthly Medicare admissions at the acquired locations does not exceed 1% of total Company admissions in the month of acquisition. Internal growth of 19.1%, including growth from start up locations, arises from a combination of enhanced effectiveness of the sales force, increased size of the sales force, the introduction of additional disease management programs, and ongoing referral source education efforts. The Company has opened 14 home health startup locations in the last 12 months. Admissions from non-Medicare payors increased by 32.9% from 2,759 in the three months ended June 30, 2004 to 3,666 in the same period in 2005, primarily as a result of acquisitions.

Cost of Service Revenue

Cost of service revenue for the three months ended June 30, 2005 increased by $9.4 million, or 40.0%, as compared to the same period in 2004. This increase is attributable to a 31.3% increase in the total number of home health visits performed to 495,000 visits, combined with a 6.6% increase in the cost per visit. The number of visits increased by 31.3% as a result of a 10.9% increase in visits for non-Medicare patients and a 34.1% increase in the number of visits to Medicare patients. This increase in the number of visits to Medicare patients is due to an increase in the average number of patients on service at month end during the most recent quarter of approximately 15,184 when compared with approximately 10,526 in the comparable period of 2004. The 6.6% increase in the cost per visit is attributable to higher rates of pay and benefits for visiting staff at acquired locations and an increase in travel costs reimbursed to Company caregivers as a result of higher gas prices. Also included in Cost of Service Revenue for the three months ended June 30, 2005, and as described in Note 4 to the consolidated financial statements, the Company wrote off its medical supplies inventory of approximately $1.1 million.

Excluding the inventory writeoff mentioned above, cost of service revenue as a percent of net service revenue, decreased 1.6% over the same three month period last year, primarily as a result of a 6.0% decrease in visits per episode. The reduction in visits per episode is primarily the result of efficiencies realized by the Company’s prior years’ acquisitions, particularly the Tenet home healthcare acquisition of 2004 and the 2003 acquisition of Metro Preferred Home Health. The improved margins related to these acquisitions is more in line with the margins of the Company’s mature locations. Typically, acquired locations take up to 12 months before realizing margins consistent with the Company’s mature locations.

General and Administrative Expenses (“G&A”)

General and administrative expenses increased by $9.1 million, or 36.1%, in the three months ended June 30, 2005, as compared to 2004. This increase is attributable to a $2.9 million of general and administrative expenses incurred by the Company’s acquisitions finalized (see Note 7 to the consolidated financial statements). Other increases in general and administrative expenses include: increased personnel costs of $2.4 million related to additional operational and corporate staff necessitated by the Company’s internal growth and acquisitions; other increases of $1.5 million, including increases with respect to supplies, rent, and professional fees; a $0.6 million increase in depreciation and amortization, primarily as a result of higher amortization associated with intangible assets attributable to the acquisitions; and an increase in travel and related costs of $1.0 million, particularly with respect to operational and corporate training meetings and new employee orientation sessions undertaken for all employees. Offsetting these cost increases was a $0.7 million net decrease in employee health insurance costs as a result of a $1.0 million adjustment to the Company’s reserve for incurred but not reported claims costs due to favorable claims experience combined with higher costs associated with more plan participants in the current year period as a result of recent acquisitions.

As a percentage of net service revenue, general and administrative expenses decreased 1.5% to 42.8% in 2005 from 44.3% in 2004.

The Company expects to realize as a reduction in benefit expenses $0.6 million of participant employer match forfeitures from calendar year 2004, which represents unvested employer matching contributions for former employees no longer participating in the Company’s 401(k) plan. It is the Company’s accounting policy to recognize the benefit cost reduction upon completion of the Company’s 401(k) plan annual audit, which is expected to be completed in the third quarter of 2005. During the quarter ended September 30, 2004, the Company realized $0.5 million of participant employer match forfeitures from calendar year 2003.

Operating Income

The Company had operating income of $12.7 million for the three months ended June 30, 2005 as compared with $8.1 million in the same period of 2004. This increase is attributable to the changes described above.

Other Income and Expense, net.

Net other income (expense) increased from expense of $60,000 for the three months ended June 30, 2004 to income of $365,000 for the three months ended June 30, 2005, an increase of $425,000. The increase is primarily due to a $474,000 increase in interest income as a result of increased levels of cash and cash equivalents resulting from the 2004 secondary equity offering combined with an increase in interest rates.

Income Tax Expense.

Income tax expense of $5,156,000 and $3,063,000 was recorded for the three months ended June 30, 2005 and 2004, respectively. An effective income tax rate of approximately 39.4% and 38.2% was recorded on income before taxes for the three months ended June 30, 2005 and 2004, respectively. The increase in the effective tax rate is due to a 1.0 percentage point increase in the federal effective tax rate from higher estimated taxable income in 2005, resulting in an increase in the Company’s statutory effective tax rate, combined with the exhaustion of the federal net operating loss carryforward. The remaining increase in the effective tax rate is due to an additional 0.2 percentage point increase in the Company’s state effective tax rate from higher estimated taxable income in 2005, combined with the exhaustion of multiple state net operating loss carryforwards.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net Service Revenue.

Approximately 93.4% of the Company’s net service revenue for the six months ended June 30, 2005 was derived from Medicare, compared to 92.2% for the same six month period last year. Included in the net service revenue derived from Medicare for the six months ended June 30, 2005 is $2,370,000, or 1.7% of total Medicare net service revenue, for services provided by the Company’s hospice business. The Company acquired two hospice agencies from Tenet Healthcare Corporation on April 1, 2004 and opened two hospice agencies during the quarter ended June 30, 2005.

Net service revenue increased $46.3 million, or 44.3%, for the six months ended June 30, 2005, compared to the same six month period in 2004. This increase is due to a 46.2% increase in Medicare revenue of $44.4 million, and a 22.5% increase in revenue from non-Medicare payors of $1.8 million. Of the 46.2% increase in Medicare revenue, $21.1 million is attributable to acquisitions completed (See Note 7 to the consolidated financial statements for a discussion of Company acquisitions). The remaining $23.3 million reflects a 30.7% increase in completed episodes, which was slightly offset by a 0.04% decrease in revenue per episode.

Total patient admissions for the six months ended June 30, 2005 totaled 41,013 and increased from the prior year admissions by 41.4%. Medicare patient admissions increased to 33,911, representing an increase of approximately 41.1% over the six months ended June 30, 2004.

The 41.1% increase in Medicare admissions for the most recent six month period comparative period is comprised of internal growth in admissions of 19.9% with acquisitions contributing growth of approximately 21.2%. The Company defines internal growth to include growth from operating locations owned by the Company for more than twelve months, any start up locations initiated by the Company, and from those acquisitions where the monthly Medicare admissions at the acquired locations does not exceed 1% of total Company admissions in the month of acquisition. Internal growth of 19.9%, including growth from start up locations, arises from a combination of enhanced effectiveness of the sales force, increased size of the sales force, the introduction of additional disease management programs, and ongoing referral source education efforts. The Company has opened 14 home health startup locations in the last 12 months. Admissions from non-Medicare payors increased by 42.8% from 4,972 in the six months ended June 30, 2004 to 7,101 in the same six-month period in 2005, primarily as a result of acquisitions.

Cost of Service Revenue

Cost of service revenue for the six months ended June 30, 2005 increased by $18.4 million, or 42.7%, as compared to the same period in 2004. Of this increase, $1.2 million is attributable to the hospice business. The balance of the increase, or $17.2 million, is attributable to a 32.7% increase in the total number of home health visits performed to 943,000 visits, combined with a 6.1% increase in the cost per visit. The number of visits increased by 32.7% as a result of a 12.1% increase in visits for non-Medicare patients and a 35.5% increase in the number of visits to Medicare patients. This increase in the number of visits to Medicare patients is due to an increase in the average number of patients on service at month end during the most recent six-month period of approximately 14,630 when compared with approximately 9,910 in the comparable period of 2004. The 6.1% increase in the cost per visit is attributable to higher rates of pay and benefits for visiting staff at acquired locations and an increase in travel costs reimbursed to Company caregivers as a result of higher gas prices. Also included in Cost of Service Revenue for the three months ended June 30, 2004, and as described in Note 4 to the consolidated financial statements, the Company wrote off its medical supplies inventory of $1.1 million.

Excluding the inventory writeoff mentioned above, cost of service revenue as a percent of net service revenue, decreased 1.1% over the same three month period last year, primarily as a result of a 6.0% decrease in visits per episode. The reduction in visits per episode is primarily the result of efficiencies realized by the Company’s prior years’ acquisitions, particularly the Tenet home healthcare acquisition of 2004 and the 2003 acquisition of Metro Preferred Home Health. The improved margins related to these acquisitions is more in line with the margins of the Company’s mature locations. Typically, acquired locations take up to 12 months before realizing margins consistent with the Company’s mature locations.

General and Administrative Expenses (“G&A”)

General and administrative expenses increased by $18.6 million, or 40.3%, in the six months ended June 30, 2005, as compared to 2004. This increase is attributable to a $4.9 million of general and administrative expenses incurred by the Company’s acquisitions (see Note 7 to the consolidated financial statements). Other increases in general and administrative expenses include: increased personnel costs of $6.7 million related to additional operational and corporate staff necessitated by the Company’s internal growth and acquisitions; other increases of $3.0 million, including increases with respect to supplies, rent, and professional fees; a $1.0 million increase in depreciation and amortization, primarily as a result of higher amortization associated with intangible assets attributable to the acquisitions; and an increase in travel and related costs of $2.0 million, particularly with respect to operational and corporate training meetings and new employee orientation sessions undertaken for all employees.

As a percentage of net service revenue, general and administrative expenses decreased 1.3% to 43.0% in 2005 from 44.3% in 2004.

The Company expects to realize as a reduction in benefit expenses $0.6 million of participant employer match forfeitures from calendar year 2004, which represents unvested employer matching contributions for former employees no longer participating in the Company’s 401(k) plan. It is the Company’s accounting policy to recognize the benefit cost reduction upon completion of the Company’s 401(k) plan annual audit, which is expected to be completed in the third quarter of 2005. During the quarter ended September 30, 2004, the Company realized $0.5 million of participant employer match forfeitures from calendar year 2003.

Operating Income

The Company had operating income of $24.2 million for the six months ended June 30, 2005 as compared with $15.0 million in the same period of 2004. This increase is attributable to the changes described above.

Other Income and Expense, net.

Net other income (expense) increased from expense of $135,000 for the six months ended June 30, 2004 to income of $586,000 for the six months ended June 30, 2005, an increase of $721,000. The increase is primarily due to a $804,000 increase in interest income as a result of increased levels of cash and cash equivalents resulting from the 2004 secondary equity offering combined with an increase in interest rates. This increase was partially offset by a $63,000 increase in interest expense arising from notes payable issued in connection with the 2005 acquisitions (see Note 7 to the consolidated financial statements).

Income Tax Expense.

Income tax expense of $9,779,000 and $5,671,000 was recorded for the six months ended June 30, 2005 and 2004, respectively. An effective income tax rate of approximately 39.4% and 38.2% was recorded on income before taxes for the six months ended June 30, 2005 and 2004, respectively. The increase in the effective tax rate is due to a 1.0 percentage point increase in the federal effective tax rate from higher estimated taxable income in 2005, resulting in an increase in the Company’s statutory effective tax rate, combined with the exhaustion of the federal net operating loss carryforward. The remaining increase in the effective tax rate is due to an additional 0.2 percentage point increase in the Company’s state effective tax rate from higher estimated taxable income in 2005, combined with the exhaustion of multiple state net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s principal source of liquidity is the collection of its accounts receivable, in particular under the Medicare program.

The Company’s operating activities provided $13.4 million in cash during the six month period ended June 30, 2005, whereas such activities provided $16.1 million in cash during the same six month period ended June 30, 2004. The decrease in cash provided by operating activities is largely due to the increase in accounts receivables as a result of the February 1, 2005, acquisition of the Winyah Health Care Group and, to a lesser extent, other acquisitions completed during the current year. The necessary change of ownership paperwork related to these acquisitions is now substantially complete and the Company expects its collection of accounts receivable to mirror its normal collection cycle for the remainder of the year. Additionally, the Company’s accounts receivables were impacted by changes initiated by CMS to its computer systems which resulted in the shutdown of CMS’ computer systems for several days and changes to the Company’s electronic billing specifications (the Company submits all of its Medicare billings to CMS electronically).

Investing activities used $31.3 million cash for the six months ended June 30, 2005, whereas such activities used $22.6 million for the six months ended June 30, 2004. Cash used in investing activities in 2005 is primarily attributed to purchases of property and equipment of $11.7 million, which includes, as discussed below, the $3.5 million purchase of a corporate aircraft and $4.2 million for the purchase of land and building to be used for the Company’s corporate offices and cash used in acquisitions of $19.7 million (see Note 7 to the consolidated financial statements).

Financing activities provided $0.3 million cash during the six months ended June 30, 2005, whereas such activities used $1.0 million during the same quarterly period last year. Proceeds from the issuance of stock pursuant to the Company’s employee stock purchase plan and the exercise of stock options pursuant to the Company’s stock option plans provided $1.8 million for the six months ended June 30, 2005, which was offset by payments on notes payable and capital lease obligations of $1.5 million.

At June 30, 2005, the Company had working capital of $62.5 million. This includes short-term Medicare liabilities of $9.1 million, which the Company may not fully liquidate in cash during the next twelve months. These Medicare liabilities include $3.1 million owed by a subsidiary currently in bankruptcy, and $3.7 million of anticipated cost report settlements yet to be finalized. The final cost report settlements may not all occur during the next twelve months. In addition, when the cost reports are settled, the Company is entitled to apply for a payment plan for up to five years in length. There can be no assurance that such a payment plan would be granted if sought.

During the quarter ended June 30, 2005, the Company purchased a corporate aircraft for $3.5 million for the purpose of enabling Company employees to visit and conduct business at the Company’s operating locations in 13 states. Additionally, on April 13, 2005, the Company purchased for $4.2 million, land and a building in Baton Rouge, Louisiana, which will be used to consolidate the Company’s corporate offices. The combined cost of this purchase and the related refurbishment is not precisely quantifiable at this time, but could be approximately $10 to $12 million. The Company expects to be completed with the refurbishment of the property by the end of 2006.

Apart from expenditures related to the corporate aircraft and the corporate office mentioned above, the Company expects that routine capital expenditures in fiscal 2005 will be approximately $8.0 million, as compared to $5.8 million in 2004.

As discussed in Note 7 to the consolidated financial statements the Company completed the acquisition of Housecall on July 11, 2005. The stock of Housecall was purchased with immediately available funds. In addition to available cash on hand, Amedisys financed a portion of the purchase price through $75 million in senior secured credit facilities provided by Wachovia Bank, N.A. and GE Healthcare Financial Services. These facilities included $50 million in a five-year Term Loan and up to $25 million in a three-year Revolver. The Company borrowed $20.0 million at closing for funding the Housecall acquisition.

The Term Loan has scheduled quarterly principal repayments beginning September 30, 2005, and will be amortized over five years at the following rate: Year 1 – 10%; Year 2 – 15%; Year 3 – 20%; Year 4 – 25% and; Year 5 – 30%. Both the Term Loan and Revolver bear interest based on the Company’s leverage ratio at a margin over either Prime or LIBOR. The interest rate in effect as of August 5, 2005 on the facilities is 5.8%. Both facilities can be prepaid without penalty and are subject to financial covenants measured on the Company’s leverage ratio, fixed charge coverage and maximum capital expenditures.

As a result of the new credit facilities noted above, the Company terminated, effective July 11, 2005, its $15 million credit facility with GE Healthcare Financial services. The Company will recognize during the quarter ended September 30, 2005, a $0.5 million writeoff for unamortized deferred financing costs. At August 5, 2005, the Company had $50.0 million of the Term Loan amount outstanding and had $10.0 million of borrowing availability under the $25 million Revolver.

The Company has certain other contingencies and reserves, including litigation reserves, recorded as current liabilities in the accompanying Consolidated Balance Sheets (in accordance with Statement of Financial Accounting Standards No. 5) that management may not be required to liquidate in cash during the next twelve months. However, in the event that all current liabilities become due within twelve months, the Company may be required to limit its acquisition activities, utilize its borrowing availability under its Revolver and/or sell securities on unfavorable terms. There can be no assurance that such action may not be necessary to ensure appropriate liquidity for the operations of the Company. However, the Company believes that its cash flows from operations combined with borrowing availability under its existing credit facilities will be sufficient to meet its working capital needs for the next 12 months.

Contractual Obligations and Medicare Liabilities

The following table summarizes the Company’s contractual obligations at June 30, 2005:

Payments Due by Period

(Amounts in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years
Long-Term Debt, including interest payable	$5,694	$3,695	$1,999
Capital Lease Obligations, including interest payable	426	246	180
Medicare Liabilities	9,119	9,119	—

Total Contractual Cash Obligations, including interest payable where applicable	$15,239	$13,060	$2,180

At June 30, 2005, the Company was indebted under various promissory notes for $5.4 million, including notes issued for various acquisition purchases of $5.3 million.

The Company’s principal and interest requirements due under all promissory notes for the remainder of 2005 (excluding the Term Loan and Revolver facilities discussed above) are approximately $1.8 million. At June 30, 2005, the Company also had obligations under capital leases of $0.4 million. During the six months ended June 30, 2005, the Company paid $0.3 million to buyout equipment under various capital leases.

As of June 30, 2005, the Company estimates an aggregate payable to Medicare of $9.1 million, all of which is reflected as a current liability in the accompanying Consolidated Balance Sheets. This amount includes $2.3 million reserved during 2003 as noted above—see Revenue Recognition discussion in Note 2 to the consolidated financial statements.

The recorded $9.1 million also includes a $3.1 million obligation of a subsidiary of the Company, which is currently in bankruptcy, and it is not clear whether the Company will have any responsibility for that amount if the debt of the subsidiary is discharged in bankruptcy.

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

In November 2002, the Company elected to terminate its asset financing facility with NPF VI, Inc. (“NPF VI”). The decision to terminate the above facility was made in response to the failure of NPF VI to provide $3.3 million on October 31, 2002 as requested by the Company on October 29, 2002 in accordance with the terms of the facility. At that date, Amedisys, Inc. determined that an amount of approximately $7.1 million was being held on behalf of the Company by NPF VI, and engaged in correspondence with representatives of NPF VI in an effort to have these funds returned to the Company. On November 18, 2002, NPF VI filed bankruptcy petitions, and accordingly, the Company elected to reserve the amount of $7.1 million in the fourth quarter of fiscal 2002. The Company lost the case at the trial level and is taking legal action at the appellate level to recover the funds that have not been released to the Company. As of June 30, 2005, the Company had incurred total legal fees related to this matter of approximately $2.2 million, and the Company may incur substantial additional legal expenses in the future with this matter. There can be no assurance that the Company will ultimately be successful in its efforts to recover the funds held on behalf of the Company by NPF VI.

Recent Reimbursement Developments

As noted in Note 2 to the consolidated financial statements, on January 1, 2005, the Medicare base episode reimbursement rate increased from $2,213 per episode to $2,264 per episode. However, this increase has been partially offset by the March 31, 2005 expiration of the 5% rural add-on reimbursement for serving patients in rural areas. Patients in rural areas account for approximately 29.3% of the Company’s completed episodes during the three months ended June 30, 2005. The Company expects the episodic rate increase, net of the elimination of the rural add-on reimbursement, to result in an approximately 1.95% increase in its weighted average reimbursement for the remainder of the fiscal year.

The passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 on December 6, 2003, has resulted in two changes in Medicare reimbursement. First, for episodes ended on or after April 1, 2004 through December 31, 2006, the base episode rate (see Note 2 to the consolidated financial statements) increase has been reduced by 0.8%. Secondly, a 5.0% payment increase was provided for services furnished in a rural setting for episodes ending on or after April 1, 2004 and before April 1, 2005.

Effective January 1, 2005, the Company received the “market basket adjustment”, currently estimated to be an increase of approximately 2.3% (net of the 0.8% reduction referred to above). The market basket adjustment is based on an index, which is intended by CMS to reflect cost inflation in the delivery of home health services.

The Centers for Medicare & Medicaid Services, or CMS, recently announced its proposal of a 2.5% increase in Medicare payment rates to home health agencies for calendar year 2006. Home health payment rates are updated annually by either the full home health market basket percentage, or by the home health market basket percentage as adjusted by Congress. CMS establishes the home health market basket index, which measures inflation in the prices of an appropriate mix of goods and services included in home health services. For calendar year 2006, the proposed estimated home health market basket percentage is 3.3%. Section 701 (b) (4) of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 provided that updates for Calendar Years 2005 and 2006 will equal the applicable home health market basket percentage increase minus 0.8%. However, the Medicare Payment Advisory Commission (“MedPAC”) has made a preliminary recommendation to Congress that the market basket adjustment increase for 2006 be eliminated. MedPAC is an independent federal body established by the Balanced Budget Act of 1997 to advise the U.S. Congress on issues affecting the Medicare program. Our industry trade association, the National Association for Home Care and Hospice, does not believe that Congress will address reimbursement issues this year. The Company cannot predict the timing or the magnitude of such changes, if any.

CMS administers the Medicare program and works in partnership with the states to administer Medicaid. CMS is responsible for the administrative simplification standards from HIPAA and quality standards in health care facilities through its survey and certification activity. In its administrative capacity, CMS has the regulatory means to impact reimbursement. CMS is expected in either 2005 or 2006 to review the case mix adjustments index (see Note 2 to the consolidated financial statements) as part of a previously scheduled process. The Company is unable to predict the timing or outcome of such a review.

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

The Company does not believe that inflation has had a material effect on its results of operations during the three or six month periods ended June 30, 2005 or 2004.

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

Changes In Internal Controls

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

No significant changes from the disclosures contained in the Company’s Form 10-K/A for the year ended December 31, 2004.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual shareholders meeting of the Company was held on June 9, 2005, for election of six directors to serve until the next annual meeting of the shareholders of the Company. The nominated individuals were William F. Borne, Chairman and Chief Executive Officer of Amedisys, Inc.; Ronald A. LaBorde, a private investor; Jake L. Netterville, Chairman of the Board of Directors of Postlethwaite and Netterville, a professional accounting firm; David R. Pitts, Chairman and Chief Executive Officer of Pitts Management Associates, Inc.; Peter F. Ricchiuti, Assistant Dean and Director of Research of BURKENROAD REPORTS at Tulane University’s A. B. Freeman School of Business; Donald A. Washburn, a private investor. These individuals were elected with the following votes:

Director	Votes in Favor	Votes Withheld
Mr. Borne	8,357,298	6,057,462
Mr. LaBorde	13,788,893	625,867
Mr. Netterville	13,576,680	838,080
Mr. Pitts	7,897,664	6,517,096
Mr. Ricchiuti	13,804,123	610,637
Mr. Washburn	13,789,949	624,811

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Certificate of Incorporation (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2002)

3.2	By-Laws (previously filed as Exhibit 3.2 to the Annual Report on Form 10-K for the period ended December 31, 2004)

4.1	Credit Agreement with Wachovia Bank, National Association, as Administrative Agent, and General Electric Capital Corporation, as Syndication Agent, dated as of July 11, 2005 (filed herewith)

4.2	Common Stock Specimen (previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1994)

4.3	Shareholder Rights Agreement (previously filed as Exhibit 4 to the Current Report on Form 8-K filed June 16, 2000, and as Exhibit 4 to the Registration Statement on Form 8-A12G filed June 16, 2000)

4.4	Form of Warrants issued by Amedisys, Inc. to Raymond James & Associates, Inc. (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed December 10, 2003)

4.5	Registration Rights Agreement between Amedisys, Inc. and the person whose name and address appears on the signature page thereto (previously filed as Exhibit 10.5 to the Registration Statement on Form S-3 filed March 11, 1998)

10.1.1	Agreement to Purchase Real Estate between Amedisys, Inc. and Sherwood Investment Partners, LLC (previously filed as Exhibit 10.1.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

10.1.2	Act of Cash Sale of Real Estate between Amedisys, Inc. and Sherwood Investment Partners, LLC (previously filed as Exhibit 10.1.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

10.8	Employment Agreement between Amedisys, Inc. and William F. Borne (previously filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

31.1	Certification of William F. Borne, Chief Executive Officer (filed herewith)

31.2	Certification of Gregory H. Browne, Chief Financial Officer (filed herewith)

32.1	Certification of William F. Borne, Chief Executive Officer (filed herewith)

32.2	Certification of Gregory H. Browne, Chief Financial Officer (filed herewith)

(b) Reports on Form 8-K

On April 18, 2005, Amedisys, Inc. announced the entry into a new Employment Agreement with William F. Borne, Chief Executive Officer and Chairman.

On June 3, 2005, Amedisys, Inc. issued a press release announcing the acquisition of two home health agencies from Saint Thomas Health Services, effective June 1, 2005.

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

DATE: August 8, 2005