Form 10-Q
period 2005-09-30
AMEDISYS INC
filed 2005-11-09
CIK 896262

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Number of shares of common stock, par value $.001, outstanding as of November 2, 2005: 15,805,284 shares

PART I.

FINANCIAL INFORMATION

PART II.

OTHER INFORMATION

Item 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 30, 2005 and December 31, 2004

(Amounts in thousands, except share data)

	(Unaudited) September 30, 2005	December 31, 2004
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$20,750	$89,679
Patient accounts receivable, net of allowance for doubtful accounts of $11,270 at September 30, 2005 and $3,751 at December 31, 2004	59,212	24,478
Prepaid expenses	2,570	1,356
Deferred income taxes	3,671	—
Inventory and other current assets	5,827	3,377

Total current assets	92,030	118,890
Property and equipment, net	24,315	10,003
Goodwill	194,502	62,537
Intangible assets, net of accumulated amortization of $2,756 at September 30, 2005 and $1,177 at December 31, 2004	13,981	4,447
Other assets, net	5,777	3,856

Total assets	$330,605	$199,733

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable	$10,170	$6,681
Accrued expenses:
Payroll and payroll taxes	27,887	11,914
Insurance	9,539	4,663
Income taxes	4,957	271
Legal settlements	1,739	1,833
Other	11,716	3,822
Current portion of long-term debt	9,301	1,689
Current portion of obligations under capital leases	223	423
Current portion of Medicare liabilities	11,583	9,327
Current portion of deferred income taxes	—	1,353

Total current liabilities	87,115	41,976
Long-term debt	55,072	1,380
Obligations under capital leases	136	329
Deferred income taxes	5,010	6,749
Other long-term liabilities	826	826

Total liabilities	148,159	51,260
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 30,000,000 shares authorized; 15,787,752 and 15,310,547 shares issued at September 30, 2005 and December 31, 2004, respectively	16	15
Additional paid-in capital	143,959	132,032
Treasury stock at cost, 4,167 shares held at September 30, 2005 and December 31, 2004	(25)	(25)
Unearned compensation	(755)	—
Retained earnings	39,251	16,451

Total stockholders’ equity	182,446	148,473

Total liabilities and stockholders’ equity	$330,605	$199,733

See accompanying notes to consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2005 and 2004

(Amounts in thousands, except per share data)

	(Unaudited)
	For the three months ended September 30		For the nine months ended September 30
	2005	2004	2005	2004
Income:
Net service revenue	$112,166	$58,494	$262,665	$162,729
Cost of service revenue (excluding depreciation and amortization)	49,011	25,653	110,517	68,746

Gross margin	63,155	32,841	152,148	93,983

General and administrative expenses:
Salaries and benefits	27,798	14,217	64,661	41,568
Other	21,328	10,184	49,226	28,987

Total general and administrative expenses	49,126	24,401	113,886	70,555

Operating income	14,029	8,440	38,262	23,428
Other income (expense):
Interest income	240	84	1,140	180
Interest expense	(1,537)	(142)	(1,824)	(366)
Miscellaneous, net	74	(21)	46	(28)

Total other (expense), net	(1,223)	(79)	(638)	(214)

Income before income taxes	12,806	8,361	37,624	23,214
Income tax expense	5,045	3,175	14,824	8,846

Net income	$7,760	$5,186	$22,800	$14,368

Basic weighted average common shares outstanding	15,692	12,669	15,531	12,319
Basic income per common share:	$0.49	$0.41	$1.46	$1.17

Diluted weighted average common shares outstanding	16,064	13,136	15,887	12,833
Diluted income per common share:	$0.48	$0.39	$1.44	$1.12

See accompanying notes to consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2005 and 2004

(Amounts in thousands)

	(Unaudited)
	Nine months ended September 30
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,800	$14,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,985	3,034
Writeoff of inventory	1,063	—
Provision for bad debts	3,949	2,528
Deferred income taxes	454	4,203
Tax benefit from stock option exercises	2,984	2,235
Non-cash compensation expense	241	31
Loss on disposals of property and equipment	37	—
Changes in assets and liabilities:
(Increase) in accounts receivable	(24,326)	(5,608)
(Increase) in inventory and other current assets	(1,567)	(729)
(Increase) in other assets	(1,853)	(1,222)
Increase in accounts payable	383	334
(Decrease) in Medicare liabilities	(1,145)	11
Increase in accrued expenses	20,988	5,773
(Decrease) in long-term liabilities	—	(387)

Net cash provided by operating activities	28,993	24,571

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	180	49
Purchase of property and equipment	(15,438)	(3,570)
Cash used in purchase acquisitions, net	(141,239)	(25,337)

Net cash used in investing activities	(156,497)	(28,858)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of issuance cost	48,032	872
Proceeds from revolving line of credit, net	10,000	—
Payments on long-term debt and capital leases	(3,188)	(4,406)
Proceeds from 2004 secondary equity offering, net of offering costs	(21)	67,615
Proceeds from issuance of stock to Employee Stock Purchase Plan	908	572
Proceeds from issuance of stock upon exercise of stock options and warrants	2,844	3,036

Net cash provided by financing activities	58,574	67,689

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(68,929)	63,402
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	89,679	29,779

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,750	$93,181

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$577	$266

Income taxes paid, net of refunds received	$7,101	$2,382

Non-Cash Financing Activities:
Stock issued as contributions to the Company’s 401(k) Plan	$2,715	$1,074

Stock issued to sellers in acquisitions	$1,500	$657

Notes payable issued to sellers in acquisitions	$4,100	$1,315

Capital leases entered into	$—	$306

See accompanying notes to consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Nature of Operations

Amedisys, Inc. and subsidiaries (“Amedisys” or the “Company”) is a provider of home health care and hospice services. At September 30, 2005, the Company operated 199 home care nursing and 13 hospice offices and three corporate offices in the southern and southeastern United States. The Company operates in one reporting segment.

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2005, the results of operations for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. The results of operations for the interim periods presented are not necessarily indicative of results of operations for the entire year. These interim consolidated financial statements should be read in conjunction with the Company’s annual financial statements and related notes in the Company’s Form 10-K/A for the year ended December 31, 2004.

2. Revenue Recognition

The Company provides home health care services and hospice services. For the three months ended September 30, 2005 and 2004, home health care revenues comprised approximately 91.9% and 97.8%, respectively, of total net service revenue. For the nine months ended September 30, 2005 and 2004, home health care revenues comprised approximately 95.3% and 98.3%, respectively, of total net service revenue.

The Company derived 91.4% and 92.9% of its home health care revenue from Medicare for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, the Company derived 92.8% and 92.6%, respectively, of its home health care revenue from Medicare.

The Company began providing hospice services in the second quarter of fiscal 2004 with the acquisition of two hospice agencies from Tenet Healthcare Corporation (see Note 7 to the consolidated financial statements for further information). The Company opened two hospice agencies during the three months ended June 30, 2005 and acquired nine hospice agencies from Housecall Medical Resources, Inc. during the three months ended September 30, 2005.

The Company derived 91.8% and 73.9% of its hospice revenue from Medicare for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, the Company derived 87.4% and 73.8%, respectively, of its hospice revenue from Medicare.

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

Period Beginning	Base episode payment

October 1, 2000 through March 31, 2001	$ 2,115 per episode

April 1, 2001 through September 30, 2001	$ 2,264 per episode

October 1, 2001 through September 30, 2002	$ 2,274 per episode

October 1, 2002 through September 30, 2003	$ 2,159 per episode

October 1, 2003 through March 31, 2004	$ 2,231 per episode

April 1, 2004 through December 31, 2004	$ 2,213 per episode

January 1, 2005 through December 31, 2005	$ 2,264 per episode

January 1, 2006 through December 31, 2006	$ 2,328 per episode

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

Revenue is recorded as services are provided to a patient. Amounts billed and/or received in advance of services performed are recorded as deferred revenue. The amount of deferred revenue at September 30, 2005 and December 31, 2004 was $19.4 million and $14.9 million, respectively. These deferred revenue amounts have been recorded as a reduction to accounts receivable in the accompanying Consolidated Balance Sheets since only a nominal amount of deferred revenue represents cash collected in advance of providing services. For episodes of care that are completed, all of the revenue expected to be received for that episode is recognized. The amount of revenue recognized for episodes of care which are incomplete at period end is based on an estimate of the portion of the episode which applies to the period, and is calculated based upon total visits performed to date as a percentage of total expected visits for a particular episode. As the newly acquired Housecall Medical Resources, Inc. (“Housecall”) locations are in process of being converted to the Company’s clinical systems, revenue was recorded on the basis of visits completed in the quarter at an average rate per visit by location on both complete and incomplete episodes. Because of the potential for changes in base episode payments referred to above and the complexity of the regulations noted above, the estimated amounts originally recorded as net patient revenue and accounts receivable may be subject to revision as additional information becomes known.

During 2003, the Centers for Medicare and Medicaid Services, or CMS, informed home health care providers that it intended to make certain recoveries of amounts overpaid to providers for the periods dating from the implementation of PPS on October 1, 2000 through particular dates in 2003 and 2004. The first of these amounts related to partial episode payments (“PEPs”), whereby a patient was readmitted to a home health care agency prior to the passing of 60 days from the previous admission date at another home health agency. In such instances, reimbursement for the first agency is reduced. CMS advised the industry that CMS had implemented changes to its computer system such that the proper adjustment would be made at the time of claim submission on an ongoing basis, and that recovery for prior overpayments would commence in the summer of 2003 and extend over a two-year period. The Company reserved, based on information supplied by CMS, approximately $1.0 million in 2003 for all claims dating from October 1, 2000. Recoupments made through September 30, 2005 by CMS are approximately $621,000 of the above estimated overpayments. The Company cannot predict the actual timing of future collections initiated by CMS. Secondly, CMS advised the industry that it would seek recovery of M0175 overpayments that were made for patients who had, within 14 days of such admission, been discharged from inpatient facilities, including hospitals, rehabilitation and skilled nursing units, and that these recoveries would commence in April 2004. CMS extended this date and recently announced that these recoveries will take place the week of November 28, 2006. The Company conducted an analysis of a sample of claims where and when these events had occurred, and estimated that, for all periods dating from October 1, 2000 through December 31, 2003, a reserve in the amount of approximately $1.5 million was appropriate. A reserve of $2.2 million, which includes $0.7 million of M0175 reserve for the Housecall locations, is recorded in current portion of Medicare liabilities in the accompanying Consolidated Balance Sheets.

Prior to the implementation of PPS on October 1, 2000, reimbursement for home health care services to patients covered by the Medicare program was based on reimbursement of allowable costs subject to certain limits. Final reimbursement was determined after submission of annual cost reports and audits thereof by the fiscal intermediaries. Retroactive adjustments have been accrued on an estimated basis in the period the related services were rendered and will be adjusted in future periods, as final settlements are determined. Estimated settlements for cost report years ended 1997 and subsequent years, which are still subject to audit by the intermediary and the Department of Health and Human Services, are recorded in current Medicare liabilities in the accompanying Consolidated Balance Sheets. Under the current PPS rules, annual cost reports are still required as a condition of participation in the Medicare program. However, there are no final settlements or retroactive adjustments based on the submitted annual cost reports.

Non-Medicare Revenue Recognition

The Company has agreements with third party payors that provide payments for services rendered by the Company at amounts different from established rates. Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the Company’s established rates or estimated reimbursement rates, as applicable. Allowances and contractual adjustments are recorded for the difference between the established rates and the amounts estimated to be payable by third parties and are deducted from gross revenue to determine net service revenue. Net service revenue is the estimated net amounts realizable from patients, third party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements. Reimbursement from all sources (except Medicare as noted above) is typically billed and revenue is recorded as services are rendered and is based upon discounts from established rates.

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

Net patient service revenue is the estimated net realizable revenue from Medicare, Medicaid, commercial insurance, managed care payors, patients, and other for services rendered to our patients. To determine net patient service revenue, the Company adjusts gross patient revenue for estimated contractual adjustments based on historical experience and estimated cap assessments. Net patient revenue does not include Medicaid room and board payments. For patients receiving nursing home care under a state Medicaid program who elect hospice care under Medicare or Medicaid, the Company contracts with nursing homes for the nursing homes’ provision to patients of room and board services. The state must pay the Company, in addition to the applicable Medicare or Medicaid hospice daily or hourly rate, for room and board furnished to the patient by the nursing home. Under the Company’s standard nursing home contracts, the Company pays the nursing home for these room and board services at the Medicaid daily nursing home rate. Nursing home costs are offset by nursing home revenue and the net amount is included in direct hospice care expenses.

Overall payments made by Medicare are also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period. The hospice cap period runs from November 1st of each year through October 31st of the following year. Total Medicare payments during this period are compared to the cap amount for this period. Payments in excess of the cap amount must be returned to Medicare. The cap amount is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory amount that is indexed for inflation. The hospice cap amount is computed on a hospice-by-hospice basis. Any amounts received in excess of this per beneficiary cap must be refunded to Medicare. CMS has determined that it incorrectly computed the per beneficiary cap amount for the year ending October 31, 2004, originally announced as $19,636. As of November 1, 2005, CMS has not published the revised hospice cap amount. The per beneficiary cap for the twelve month period ending October 31, 2005 is $19,778. The Company does not believe it has received any amounts in excess of this per beneficiary cap for the twelve month period ending October 31, 2005.

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

4. Inventory

During the prior years and quarter ended March 31, 2005, the Company recorded inventory for medical supplies utilized in the treatment and care of home health patients. Such inventory is stated at the lower of cost (first-in, first-out method) or market. The Company expensed its medical supplies as incurred during the accounting quarter, but adjusted its inventory carrying values to periodic physical inventory counts. During the quarter ended June 30, 2005, the Company changed its accounting policy for its medical supplies to reflect the expensing of all medical supply purchases as incurred without valuing an inventory of medical supplies on hand at the end of a reporting period.

As a result of this change in the Company’s accounting policy, the Company recorded $1.1 million of Cost of Revenue expense, or $0.6 million after-tax, for the write-off of its medical supplies inventory at June 30, 2005.

5. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock Based Compensation. SFAS 123R supersedes Accounting Principles Bulletin (“APB”) No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. The Company intends to adopt Statement 123R on January 1, 2006 using the modified prospective method.

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

The Company plans to reflect the adoption of SFAS 123(R) in the interim consolidated financial statements for the first quarter of 2006. The Company is also in the process of evaluating the transition methods and option valuation models available.

In September 2005, the Chairman of the Emerging Issues Task Force (“EITF”) announced that neither the EITF nor the FASB intended to provide specific accounting guidance for the events related to Hurricane Katrina. However, the Chairman indicated that the American Institute of Certified Public Accountants (“AICPA”) has posted to its website, a Technical Practices Aid that identifies certain issues related to accounting for losses from natural disasters. AICPA Technical Practices Aid 5400.05, Accounting and Disclosures for Losses from Natural Disasters-Nongovernmental Entities, addresses, through references to other appropriate accounting literature on the subject, how losses from ordinary and extraordinary events should be classified, when to recognize a related asset impairment loss and a liability for non-impairment losses and costs, and the accounting for insurance recoveries and business interruption. The Company is continuing to evaluate the effects of Hurricane Katrina, but does not believe the impact to be material and has reflected any known financial impact in its operating results from continuing operations.

6. Earnings Per Share

Earnings per common share are based on the weighted average number of shares outstanding during the period. The following table sets forth the computation of basic and diluted net income per common share for the three and nine-month periods ended September 30, 2005 and 2004 (amounts in thousands, except per share amounts):

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Basic Net Income per Share:
Net Income	$7,760	$5,186	$22,800	$14,368
Weighted Average Number of Shares Outstanding	15,692	12,669	15,531	12,319
Net Income per Common Share – Basic	$0.49	$0.41	$1.46	$1.17
Diluted Net Income per Share:
Net Income	$7,760	$5,186	$22,800	$14,368
Weighted Average Number of Shares Outstanding	15,692	12,669	15,531	12,319
Effect of Dilutive Securities:
Stock Options	341	396	330	401
Warrants	24	71	22	113
Restricted Stock	7	—	4	—

Weighted Average Number of Shares Outstanding – Diluted	16,064	13,136	15,887	12,833
Net Income per Common Share – Diluted	$0.48	$0.39	$1.44	$1.12

For the three and nine months ended September 30, 2005, there were 23,419 and 16,625, respectively, additional potentially dilutive securities that were anti-dilutive. There were no additional potentially dilutive securities for the three and nine months ended September 30, 2004.

7. Acquisitions

Each of the following acquisitions was completed pursuant to the Company’s strategy of achieving market presence in the southern and southeastern United States through expansion of its service base and the enhancement of its position in certain geographic areas as a leading provider of home health nursing services. The purchase price of each acquisition was determined based on the Company’s analysis of comparable acquisitions and the acquisition target’s expected cash flows. Each purchase agreement with the seller is typically executed with separate non-compete agreements of at least two years in duration. Goodwill generated from the acquisitions was recognized given the expected contributions of each acquisition to the overall corporate strategy and is expected to be fully tax deductible. Each of the acquisitions completed was accounted for as a purchase and is included in the Company’s financial statements based on its respective acquisition date.

2005 Acquisitions

1. Effective February 1, 2005, the Company entered into an agreement to purchase certain assets and certain liabilities of 10 home health agencies from several affiliated companies operating as Winyah Health Care Group in South Carolina for $13.0 million in cash, 50,744 shares of Amedisys restricted stock valued at $1.5 million, and the issuance of a $2.0 million note payable to the seller. In connection with the acquisition, the Company recorded substantially all of the purchase price as goodwill ($13.9 million) and other intangibles ($2.2 million) in the first quarter of 2005.

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

3. Effective May 1, 2005, the Company entered into an agreement to purchase certain assets and certain liabilities of a single home health agency in Collins, Mississippi, from Covington County Hospital for $1.0 million in cash. The acquisition represents Amedisys’ further penetration into the Mississippi market, a C.O.N. state, by adding the ability to service 13 new counties. The Company recorded substantially all of the purchase price as goodwill ($0.8 million) and other intangible assets ($0.2 million) in the second quarter of 2005.

4. Effective June 1, 2005, the Company entered into an agreement to purchase certain assets and certain liabilities of two Tennessee-based home health agencies from Saint Thomas Health Services for $3.0 million in cash and the issuance of a $0.5 million note payable to the seller. Tennessee is a C.O.N. state and this acquisition represents two counties not previously serviced by Amedisys. The Company recorded substantially all of the purchase price as goodwill ($2.8 million) and other intangibles ($0.7 million) in the second quarter of 2005.

5. On July 1, 2005, the Company signed a definitive agreement to acquire Housecall Medical Resources, Inc. (“Housecall”), a privately-held provider of home care services and hospice with 57 home health agencies and nine hospice agencies in the states of Tennessee, Florida, Kentucky, Indiana and Virginia for a total transaction value of approximately $106.0 million, subject to post-closing adjustments, escrows and certain tax benefits. The acquisition was completed on July 11, 2005, and the Company has incurred approximately $1.7 million in closing costs associated with the acquisition. The Company had no material relationship with Housecall or any of its affiliates prior to this transaction.

Under the terms of the Agreement, the stock of Housecall was purchased with immediately available funds. In addition to available cash on hand, Amedisys financed a portion of the purchase price through $75 million in senior secured credit facilities provided by Wachovia Bank Financial Services, N.A. (“Wachovia”) and GE Healthcare Financial Services. These facilities included $50 million in a five-year Term Loan and up to $25 million in a Revolver (see also Liquidity and Capital Resources below).

As a result of the new credit facilities noted above, the Company terminated, effective July 11, 2005, its $15 million credit facility with GE Healthcare Financial Services. The Company recognized during the quarter ended September 30, 2005, a $0.5 million writeoff for unamortized deferred financing costs related to this terminated credit facility.

The acquisition has been accounted for using the purchase method of accounting. The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based the Company’s estimate of their fair values. The excess of the purchase price over the fair value of the net identifiable assets has been allocated to goodwill. The Company’s operating results for the three-month period ended September 30, 2005 include the operating results of Housecall since the date of acquisition, July 1, 2005.

6. Effective August 1, 2005, the Company entered into an agreement to purchase certain assets and certain liabilities of NCARE, Inc. (“NCARE”), a home health provider with two agencies in Newport News, and Chesapeake, Virginia, for $1.5 million in cash and the issuance of a $0.7 million note payable to the seller. The Company recorded substantially all of the purchase price as goodwill ($2 million) and other intangibles ($0.2 million) in the third quarter of 2005.

7. Effective August 1, 2005, the Company entered into an agreement to purchase certain assets and certain liabilities of SpectraCare Home Health Services, Inc., a home health provider with nine agencies in Ohio, Indiana and the C.O.N. states of Kentucky and Tennessee, for $13 million in cash. $2.0 million of the total purchase price will be placed in escrow for up to two years, and $750,000 of the total purchase price is contingent upon the achievement of certain milestones. The acquisition represents Amedisys’ further penetration into the Indiana, Kentucky and Tennessee markets and its initial entry into Ohio. The Company recorded substantially all of the purchase price as goodwill ($11.8 million) and other intangibles ($1.6 million) in the third quarter of 2005.

Acquisitions Subsequent to September 30, 2005

1. Effective November 1, 2005, the Company entered into an agreement to purchase certain assets of a single home health agency operated by the Davidson County Health Department in Lexington, North Carolina for $2.2 million in cash. The acquisition represents Amedisys’ further penetration into the North Carolina market, a C.O.N. state.

2. On November 2, 2005 the Company entered into a binding contract to acquire certain of the assets of a therapy staffing company for $2.5 million. Pursuant to this contract, the Company paid $0.5 million immediately, with the balance to be paid on the expected completion date of the transaction on January 1, 2006. The contract provides for a final payment in the amount of $1.25 million in cash, and the issue of a $750,000 in a note payable to the seller.

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

The transaction closed in three stages. Control over the first four agencies was transferred effective March 1, 2004. The second group was transferred effective April 1, 2004, with the final transfer effective May 1, 2004. The purchase price of approximately $19.1 million was comprised of $14.2 million in cash at initial closing, with the balance paid in two equal installments on April 1, 2004 and May 1, 2004. Total transaction costs capitalized as part of the purchase price was $0.5 million.

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

4. Effective September 1, 2004, the Company acquired a home health agency with three locations in Richmond, Virginia from Freedom Home Health (“Freedom”) for $6.6 million. Of the $6.6 million purchase price, $4.6 million was paid in cash; the Company issued a $1.3 million note payable and issued $0.7 million of Amedisys restricted stock. In connection with the acquisition, the Company recorded substantially the entire purchase price as goodwill ($5.9 million) and other intangibles ($0.6 million) in the third quarter of 2004.

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

8. Goodwill and Other Intangible Assets:

The following table summarizes the activity related to goodwill and other intangible assets for the nine months ended September 30, 2005 (amounts in thousands).

	Goodwill	Certificates of Need	Acquired Name of Business	Deferred Financing Fees	Non-Compete Agreements (1)
Balances at December 31, 2004	$62,537	$2,525	$200	$—	$1,721
Additions	131,965	2,800	—	1,968	6,413
Amortization	—	—	—	(67)	(1,579)

Balances at September 30, 2005	$194,502	$5,325	$200	$1,901	$6,555

(1)	The weighted-average amortization period of non-compete agreements is 2.25 years.

The estimated aggregate amortization expense for each of the following periods is as follows (amounts in thousands):

Three months ending December 31, 2005	$850
Year ending December 31, 2006	2,834
Year ending December 31, 2007	1,922
Year ending December 31, 2008	949

Total	$6,555

9. Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the nine months ended September 30, 2005 (amounts in thousands, except share information):

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock	Unearned Compensation	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2004	15,310,547	$15	$132,032	$(25)	$—	$16,451	$148,473
Issuance of stock to Employee Stock Purchase Plan	35,594	—	908	—	—	—	908
Issuance of stock for 401(k) match	82,078	—	2,715	—	—	—	2,715
Exercise of stock options	277,641	1	2,843	—	—	—	2,844
Issuance of stock as compensation	384	—	14	—	—	—	14
Tax benefit from stock option exercises	—	—	2,984	—	—	—	2,984
Issuance of stock in conjunction with acquisitions	50,744	—	1,500	—	—	—	1,500
Issuance of restricted stock	30,764	—	984	—	(755)	—	229
Costs associated with equity offering	—	—	(21)	—	—	—	(21)
Net income	—	—	—	—	—	22,800	22,800

Balance, September 30, 2005	15,787,752	$16	$143,959	$(25)	$(755)	$39,251	$182,446

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

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Net income:
As reported	$7,760	$5,186	$22,800	$14,368
Add: Stock-based employee compensation expense included in reported net income, net of taxes	78	3	146	19
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of taxes	(396)	(325)	(3,788)	(932)

Pro forma	7,442	4,864	19,158	13,455

Basic earnings per share:
As reported	$0.49	$0.41	$1.46	$1.17
Pro forma	0.47	0.38	1.23	1.09
Diluted earnings per share:
As reported	0.48	0.39	1.44	1.12
Pro forma	0.46	0.37	1.21	1.05

Black-Scholes option pricing model assumptions:
Risk free interest rate	3.53- 5.16%	3.55- 5.04%	3.53- 5.16%	3.55- 5.04%

Expected life (years)	5-10	5-10	5-10	5-10

Volatility	41.19- 105.71%	45.84- 105.71%	41.19- 105.71%	45.84- 105.71%

Expected annual dividend yield	—	—	—	—

(1)	Options to purchase 76,000 and 506,054 shares were issued during the three and nine month periods ended September 30, 2005, compared to options to purchase 87,000 and 333,098 shares were issued during the same periods last year. Of the options issued during the nine months ended September 30, 2005, options to purchase 359,536 shares were issued with immediate vesting compared to options to purchase 41,165 shares were issued with immediate vesting in the nine months ended September 30, 2004, respectively. Options issued during the three months ended September 30, 2005 and 2004 and all other option grants were issued with ratable vesting periods over 18-months to three-years.

11. Guarantees

At September 30, 2005, the Company has issued guarantees totaling $3.3 million related to office leases of subsidiaries compared to $1.6 million at December 31, 2004. Approximately $86,000 of these amounts at September 30, 2005 and December 31, 2004, respectively, are related to guarantees on locations that have been sold, and the Company has the right to recover amounts under the sale agreements from the buyers, if payments are requested. The Company has not received any requests to make payments under these guarantees. Approximately $89,000 at both September 30, 2005 and December 31, 2004, is related to locations that have been closed and the landlords have obtained judgments against the Company for unpaid rent. The Company has reserved these amounts in “Legal settlements” on the Consolidated Balance Sheets at September 30, 2005 and December 31, 2004.

12. Long-Term Debt

Effective July 11, 2005, the Company entered into a financing arrangement with Wachovia for a five year Senior Secured Credit Facility (the “Wachovia facility”). The Wachovia Facility comprised a Term Loan of $50 million, fully drawn at closing, and a Revolving Credit Facility of up to $25 million, of which $20 million was drawn at closing. The Company’s obligations under the Wachovia facility are collateralized by its existing and after-acquired personal and real property.

At September 30, 2005, the Company had repaid $1.25 million of the Term Loan in accordance with the repayment schedule, and had repaid $10 million of the Revolving Credit Facility. Through November 3, 2005, the Company has repaid a further $5 million of the Revolving Credit Facility. At November 3, 2005, the Company had $48.75 million of the Term Loan amount outstanding and had $5.0 million outstanding under the $25 million Revolver.

The Wachovia facility matures in June 2010 and bears interest, at an amount, which depends on the Company’s overall Leverage Ratio (as defined). The interest rate on the Term Loan and Revolver of the Wachovia Facility is LIBOR plus 2.25% (at September 30, 2005 this totaled 6.04% and 6.02% respectively).

The Wachovia facility contains financial covenants including: (i) a maximum capital expenditures limit, (ii) a minimum fixed charge coverage ratio, and (iii) a maximum leverage ratio limit. Compliance with the financial covenants is measured quarterly. All of the financial covenants are predetermined and adjust over the term of the Wachovia facility. All of the financial covenants are measured with results from the most recent 12-month period then ended, together with pro forma amounts for announced acquisitions. As of September 30, 2005, the Company was in compliance with all of the financial covenants of the Wachovia facility.

13. Amounts Due To Medicare

As of September 30, 2005 and December 31, 2004, the Company has estimated an aggregate reserve for amounts due to Medicare of $11.6 million and $9.3 million, respectively, all of which is reflected as a current liability in the accompanying Consolidated Balance Sheets. The $11.6 million liability at September 30, 2005 is comprised of two components: cost report adjustments reserve ($8.9 million) and PPS payment adjustments reserve ($2.7 million). These adjustments are described below.

Cost Report Adjustments Reserve

Prior to the implementation of PPS on October 1, 2000, the Company recorded Medicare revenue at the lower of (i) actual costs, (ii) the per visit cost limit, or (iii) a per beneficiary cost limit on an individual provider basis. Ultimate reimbursement under the program was determined upon review of annual cost reports.

The recorded $8.9 million payable includes $2.4 million reserved for open cost reports through October 2000 (also see Note 2 to the Consolidated Financial Statements for the Company) and $3.4 million reserved by Housecall prior to the acquisition date. At the time when these open cost report audits are completed and final assessments are issued, the Company may apply to Medicare for the option to repay any amounts assessed against the Company by Medicare over a 36-month period; although, there is no assurance that such option will be granted by Medicare. These amounts that may be assessed relate to the Medicare payment system in effect until October 2000, under which Medicare provided periodic interim payments to the Company, subject to audit of cost reports submitted by the Company and repayment of any overpayments made by Medicare to the Company. CMS, the fiscal intermediary acting on behalf of Medicare, has not yet issued finalized audits with respect to 1999 and 2000, and is entitled to reopen settled cost reports for up to three years after issuing final assessments.

The reserve to Medicare also includes a $3.1 million reserve related to amounts owed to Medicare as overpayments for a subsidiary of the Company that is currently in bankruptcy proceedings under Chapter 7 of the U. S. Bankruptcy Code. It is uncertain at this time whether the Company will have any responsibility for that amount if the debt of the subsidiary is discharged in bankruptcy.

The following table summarizes the cost report activity included in the above $8.9 million due to Medicare (amounts in thousands):

Cost report reserves
Balance at December 31, 2002	$(12,847)
Cash payments made	8,507
Increase in estimated amounts owed to Medicare	(402)
Settlements received	(2,101)

Balance at December 31, 2003	$(6,843)

Adjustments to previous settlements	29

Balance at December 31, 2004	$(6,872)

Cash settlements made through September 30, 2005	735
Decrease in estimated amounts owed to Medicare	600
Fair value of obligation assumed	(3,401)

Balance at September 30, 2005	$(8,938)

During the third and fourth quarters of 2003, the Company received cash settlements totaling $2.1 million from Medicare related to the settlements of the fiscal 1999 cost reports. This receivable was netted against the amounts due to Medicare on the balance sheet in the current-portion of Medicare liabilities. Therefore, receipts of these settlements had no statement of operations impact.

During the third quarter of 2005 and second quarter of 2003, the Company recognized $0.6 million as an increase to revenue and $0.4 million as a decrease to revenue, respectively, due to the difference between prior year settlements received and amounts previously recorded.

PPS Payment Adjustments Reserve

The $2.7 million PPS Payment Adjustments Reserve is related to notice from CMS that it intended to make certain recoveries of amounts overpaid to providers for the periods dating from the implementation of PPS on October 1, 2000 through particular dates in 2003 and 2004. This amount includes $0.7 million reserved for Housecall.

The first of these recoveries related to partial episode payments whereby a patient was readmitted to home health care prior to the expiration of 60 days from the previous admission date at another home health agency. In such instances, reimbursement for the first agency is reduced. CMS advised the industry that CMS had recently implemented changes to its computer system such that these instances would be adjusted at the time of claim submission on an ongoing basis, and that recovery for prior overpayments would commence in the summer of 2003 and extend over a two-year period. The Company reserved, based on information supplied by CMS, approximately $1.0 million in 2003 for all claims dating from October 1, 2000. The Company believes that substantially this entire amount has now been recovered by CMS, although further analysis remains with respect to Housecall. Secondly, CMS advised the industry that it would seek recovery of overpayments that were made for patients who had, within 14 days of such admission, been discharged from inpatient facilities, including hospitals, rehabilitation and skilled nursing units, and that these recoveries would commence in April 2004. The Company conducted an analysis of a representative sample of claims where these events had occurred, and estimated that, for periods dating from October 1, 2000 through December 31, 2003, a reserve in the amount of approximately $1.5 million was appropriate. Further, the Company has reserved $0.7 for similar claims for the Housecall locations.

The following table summarizes the PPS activity included in the amounts due to/from Medicare (amounts in thousands):

Balance at December 31, 2002	$—
Reserve estimated amounts owed to Medicare	(2,504)

Balance at December 31, 2003	$(2,504)
Cash payments made	51

Balance at December 31, 2004	$(2,453)

Cash payments made	536
Fair value of obligation assumed	(728)

Balance at September 30, 2005	$(2,645)

CMS advised on October 20, 2005 that recovery of the second of these amounts will commence on November 28, 2005. There can be no assurance that the amounts reserved will equal the eventual amounts recovered by CMS.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Net Service Revenue.

Approximately 91.5% of the Company’s net service revenue for the three months ended September 30, 2005 was derived from Medicare, compared to 92.5% for the same period last year. Included in the net service revenue derived from Medicare for the three months ended September 30, 2005 is $8.4 million, or 8.2% of total Medicare net service revenue, for services provided by the Company’s hospice business. The Company acquired two hospice agencies from Tenet Healthcare Corporation on April 1, 2004, opened two hospice agencies during the three months ended June 30, 2005 and acquired nine hospice agencies from Housecall Medical Resources, Inc. during the three months ended September 30, 2005.

Net service revenue increased $53.7 million, or 91.8%, for the three months ended September 30, 2005, compared to the same period in 2004. This increase is due to a 89.5% increase in Medicare revenue of $48.5 million, and a 119.3% increase in revenue from non-Medicare payors of $5.2 million. Of the $48.5 million increase in Medicare net service revenue, $34.8 million is attributable to acquisitions (See Note 7 to the consolidated financial statements for a discussion of Company acquisitions). The remaining $13.6 million reflects a 26.2% increase in completed episodes.

Total patient admissions for the three months ended September 30, 2005 totaled 29,079 and increased from the prior year admissions by 81.1%. Medicare patient admissions increased to 23,061 representing an increase of approximately 73.5% over the three months ended September 30, 2004.

The 73.5% increase in Medicare admissions for the most recent quarterly comparative period is comprised of internal growth in admissions of 18.0% with acquisitions contributing growth of approximately 55.5%. The Company defines internal growth to include growth from operating locations owned by the Company for more than twelve months, any start up locations initiated by the Company, and from those acquisitions where the monthly Medicare admissions at the acquired locations does not exceed 30 admissions in the month of acquisition (previously 1% of total admissions in the month of acquisition). Internal growth of 18.0%, including growth from start up locations, arises from a combination of enhanced effectiveness of the sales force, increased size of the sales force, the introduction of additional disease management programs, and ongoing referral source education efforts. The Company has opened 22 home health startup locations in 2005. Admissions from non-Medicare payors increased by 117.7% from 2,764 in the three months ended September 30, 2004 to 6,018 in the same period in 2005, primarily as a result of acquisitions.

Cost of Service Revenue

Cost of service revenue for the three months ended September 30, 2005 increased by $23.4 million, or 91.1%, as compared to the same period in 2004. This increase is attributable to an increase in hospice costs of $3.6 million as a result of the Housecall acquisition, and an increase in home health costs of $19.8 million. This increase in home health costs of 80.5% is attributable to a 72.7% increase in the total number of home health visits performed to 682,565 visits, combined with a 4.53% increase in the cost per visit. The number of visits increased by 72.7% as a result of a 97.0% increase in visits for non-Medicare patients and a 69.8% increase in the number of visits to Medicare patients. This increase in the number of visits to Medicare patients is due to an increase in the average number of patients on service at month end during the most recent quarter when compared with the comparable period in 2004 due to recent acquisitions. The 4.53% increase in the cost per visit is attributable to higher rates of pay and benefits for visiting staff at acquired locations and an increase in travel costs reimbursed to Company caregivers as a result of higher gas prices.

Cost of service revenue as a percent of net service revenue, decreased 0.2% over the same three month period last year, primarily as a result of a 2.3% decrease in visits per episode Typically, acquired locations take up to 12 months before realizing margins consistent with the Company’s mature locations.

General and Administrative Expenses (“G&A”)

General and administrative expenses increased by $24.7 million, or 101.3%, in the three months ended September 30, 2005, as compared to 2004. This increase is attributable to $16.2 million of general and administrative expenses incurred by the Company’s finalized acquisitions (see Note 7 to the consolidated financial statements). Other increases in general and administrative expenses include: increased personnel costs of $3.4 million related to additional operational and corporate staff necessitated by the Company’s internal growth and acquisitions; increases of $1.9 million, for outside suppliers and professional fees; rent and utilities of $0.7 million,; a $0.8 million increase in depreciation and amortization, primarily as a result of higher amortization associated with intangible assets attributable to the acquisitions; and an increase in travel and related costs of $1.5 million, particularly with respect to operational and corporate training meetings and new employee orientation sessions undertaken for all employees.

As a percentage of net service revenue, general and administrative expenses increased 2.1% to 43.8% in 2005 from 41.7% in 2004.

During the quarter ended September 30, 2005, the Company realized as a $0.6 million reduction in benefit expenses related to participant employer match forfeitures from calendar year 2004, which represents unvested employer matching contributions for former employees no longer participating in the Company’s 401(k) plan. It is the Company’s accounting policy to recognize the benefit cost reduction upon completion of the Company’s 401(k) plan annual audit. During the quarter ended September 30, 2004, the Company realized $0.5 of participant employer match forfeitures from calendar year 2003.

Operating Income

The Company had operating income of $14.0 million for the three months ended September 30, 2005 as compared with $8.4 million in the same period of 2004. This increase is attributable to the changes described above.

Other Income and Expense, net.

Net other income (expense) increased from expense of $78,465 for the three months ended September 30, 2004 to $1.2 million for the three months ended September 30, 2005. The increase is primarily due to a $1.4 million increase in interest expense as a result of increased levels of debt.

Income Tax Expense.

Income tax expense of $5.0 million and $3.2 million was recorded for the three months ended September 30, 2005 and 2004, respectively. An effective income tax rate of approximately 39.4% and 38.0% was recorded on income before taxes for the three months ended September 30, 2005 and 2004, respectively. The increase in the effective tax rate is due to a 1.0 percentage point increase in the federal effective tax rate from higher estimated taxable income in 2005, resulting in an increase in the Company’s statutory effective tax rate, combined with the exhaustion of the federal net operating loss carry forward. The remaining increase in the effective tax rate is due to an additional 0.4 percentage point increase in the Company’s state effective tax rate from higher estimated taxable income in 2005, combined with the exhaustion of multiple state net operating loss carry forwards.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net Service Revenue.

Approximately 92.6% of the Company’s net service revenue for the nine months ended September 30, 2005 was derived from Medicare, compared to 92.3% for the same nine-month period last year. Included in the net service revenue derived from Medicare for the nine months ended September 30, 2005 is $10.7 or 4.4% of total Medicare net service revenue, for services provided by the Company’s hospice business. The Company acquired two hospice agencies from Tenet Healthcare Corporation on April 1, 2004, opened two hospice agencies during the quarter ended June 30, 2005 and acquired nine hospice agencies from Housecall Medical Resources, Inc. during the quarter ended September 30, 2005.

Net service revenue increased $99.9 million, or 61.4%, for the nine months ended September 30, 2005, compared to the same nine month period in 2004. This increase is due to a 61.8% increase in Medicare revenue of $92.9 million, and a 56.3% increase in revenue from non-Medicare payors of $7.0 million. Of the 61.8% increase in Medicare revenue, $47.5 million is attributable to acquisitions completed (See Note 7 to the consolidated financial statements for a discussion of Company acquisitions). The remaining $45.4 million reflects a 29.9% increase in completed episodes.

Total patient admissions for the nine months ended September 30, 2005 totaled 70,057 and increased from the prior year admissions by 55.1% Medicare patient admissions increased to 56,972, representing an increase of approximately 52.2% over the nine months ended September 30, 2004.

The 52.2% increase in Medicare admissions for the most recent nine-month period comparative period is comprised of internal growth in admissions of 19.2% with acquisitions contributing growth of approximately 33.4%. The Company defines internal growth to include growth from operating locations owned by the Company for more than twelve months, any start up locations initiated by the Company, and from those acquisitions where the monthly Medicare admissions at the acquired locations does not exceed 30 admissions in the month of acquisition. Internal growth of 19.2%, including growth from start up locations, arises from a combination of enhanced effectiveness of the sales force, increased size of the sales force, the introduction of additional disease management programs, and ongoing referral source education efforts. The Company has opened 22 home health startup locations in 2005. Admissions from non-Medicare payors increased by 69.1% from 7,736 in the nine months ended September 30, 2004 to 13,085 in the same nine-month period in 2005, primarily as a result of acquisitions.

Cost of Service Revenue

Cost of service revenue for the nine months ended September 30, 2005 increased by $41.8 million, or 60.8%, as compared to the same period in 2004. This increase is attributable to an increase in hospice costs of $4.8 million as a result of the Housecall acquisition, and an increase in home health costs of $37.0 million. This increase in home health costs of 55.5% is attributable to a 47.0% increase in the total number of home health visits performed to 1.6 million visits, combined with a 5.8% increase in the cost per visit. The number of visits increased by 47.0% as a result of a 40.1% increase in visits for non-Medicare patients and a 47.9% increase in the number of visits to Medicare patients. This increase in the number of visits to Medicare patients is due to an increase in the average number of patients on service at month end during the most recent nine-month period when compared with the comparable period in 2004 due to recent acquisitions. The 5.8% increase in the cost per visit is attributable to higher rates of pay and benefits for visiting staff at acquired locations and an increase in travel costs reimbursed to Company caregivers as a result of higher gas prices. Also included in Cost of Service Revenue for the nine months ended September 30, 2005, and as described in Note 4 to the consolidated financial statements, the Company wrote off its medical supplies inventory of $1.1 million.

General and Administrative Expenses (“G&A”)

General and administrative expenses increased by $43.3 million, or 61.4%, in the nine months ended September 30, 2005, as compared to 2004. This increase is attributable to a $21.0 million of general and administrative expenses incurred by the Company’s acquisitions (see Note 7 to the consolidated financial statements). Other increases in general and administrative expenses include: increased personnel costs of $10.1 million related to additional operational and corporate staff necessitated by the Company’s internal growth and acquisitions; increases of $5.2 million for outside suppliers and professional fees; rent and utilities of $1.9 million; a $1.7 million increase in depreciation and amortization, primarily as a result of higher amortization associated with intangible assets attributable to the acquisitions; and an increase in travel and related costs of $3.6 million, particularly with respect to operational and corporate training meetings and new employee orientation sessions undertaken for all employees.

As a percentage of net service revenue, general and administrative expenses remained constant at 43.4% in 2005 and 2004.

During the third quarter ended September 30, 2005, the Company realized $0.6 million as a reduction in benefit expenses related to participant employer match forfeitures from calendar year 2004, which represents unvested employer matching contributions for former employees no longer participating in the Company’s 401(k) plan. It is the Company’s accounting policy to recognize the benefit cost reduction upon completion of the Company’s 401(k) plan annual audit. During the quarter ended September 30, 2004, the Company realized $0.5 of participant employer match forfeitures from calendar year 2003.

Operating Income

The Company had operating income of $38.3 million for the nine months ended September 30, 2005 as compared with $23.4 million in the same period of 2004. This increase is attributable to the changes described above.

Other Income and Expense, net

Net other income (expense) increased from expense of $0.2 million for the nine months ended September 30, 2004 to $0.6 million for the nine months ended September 30, 2005, an increase of $0.4 million. The increase is primarily due to a $1.5 million increase in interest expense as a result of increased levels of debt offset by interest income generated on cash balances prior to the July 1, 2005 acquisition of Housecall.

Income Tax Expense

Income tax expense of $14.8 million and $8.8 million was recorded for the nine months ended September 30, 2005 and 2004, respectively. An effective income tax rate of approximately 39.4% and 38.1% was recorded on income before taxes for the nine months ended September 30, 2005 and 2004, respectively. The increase in the effective tax rate is due to a 1.0 percentage point increase in the federal effective tax rate from higher estimated taxable income in 2005, resulting in an increase in the Company’s statutory effective tax rate, combined with the exhaustion of the federal net operating loss carry forward. The remaining increase in the effective tax rate is due to an additional 0.3 percentage point increase in the Company’s state effective tax rate from higher estimated taxable income in 2005, combined with the exhaustion of multiple state net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s principal source of liquidity is the collection of its accounts receivable, in particular under the Medicare program.

The Company’s operating activities provided $29.0 million in cash during the nine month period ended September 30, 2005, whereas such activities provided $24.6 million in cash during the same nine month period ended September 30, 2004. The increase in cash provided by operating activities is largely due to the increase in net income, which was partially offset by a decrease in working capital due to the July 1, 2005 Housecall acquisition.

Investing activities used $156.5 million cash for the nine months ended September 30, 2005, whereas such activities used $28.9 million for the nine months ended September 30, 2004. Cash used in investing activities in 2005 is primarily attributed to acquisitions of $141.6 million together with purchases of property and equipment of $15.4 million (see Note 7 to the consolidated financial statements).

Financing activities provided $58.6 million in cash during the nine months ended September 30, 2005, whereas such activities provided $67.7 million during the same quarterly period last year. The Company financed $75 million in senior secured credit facilities provided by Wachovia Bank, N.A. and GE Healthcare Financial Services. See below and Note 12 to the consolidated financial statements. Proceeds from the issuance of stock pursuant to the Company’s employee stock purchase plan and the exercise of stock options pursuant to the Company’s stock option plans provided $3.7 million for the nine months ended September 30, 2005, which was offset by payments on notes payable and capital lease obligations of $3.2 million.

At September 30, 2005, the Company had working capital of $4.9 million. This includes short-term Medicare cost report liabilities of $8.9 million, which the Company may not fully liquidate in cash during the next twelve months. These Medicare liabilities include $3.1 million owed by a subsidiary currently in bankruptcy, and $5.8 million of anticipated cost report settlements yet to be finalized. The final cost report settlements may not all occur during the next twelve months. In addition, when the cost reports are settled, the Company is entitled to apply for a payment plan for up to five years in length. There can be no assurance that such a payment plan would be granted if sought.

During the quarter ended March 31, 2005, the Company purchased a corporate aircraft for $3.5 million for the purpose of enabling Company employees to visit and conduct business at the Company’s operating locations in 15 states. Additionally, on April 13, 2005, the Company purchased land and a building in Baton Rouge, Louisiana for $4.2 million,, which will be used to consolidate the Company’s corporate offices. The cost for the refurbishment of this building is expected to be approximately $10 million with completion anticipated by the end of 2006.

Apart from expenditures related to the corporate aircraft and the corporate office mentioned above, the Company expects that routine capital expenditures in fiscal 2005 will be approximately $8.0 million, as compared to $5.8 million in 2004.

As discussed in Note 7 to the consolidated financial statements the Company completed the acquisition of Housecall on July 11, 2005. The stock of Housecall was purchased with immediately available funds. In addition to available cash on hand, the Company financed a portion of the purchase price through $75 million in senior secured credit facilities provided by Wachovia Bank, N.A. and GE Healthcare Financial Services. These facilities included $50 million in a five-year Term Loan and up to $25 million in a three-year Revolver. The Company borrowed $20.0 million at closing for funding the Housecall acquisition.

The Term Loan has scheduled quarterly principal repayments beginning September 30, 2005, and will be amortized over five years at the following rate: Year 1 – 10%; Year 2 – 15%; Year 3 – 20%; Year 4 – 25% and; Year 5 – 30%. Both the Term Loan and Revolver bear interest based on the Company’s leverage ratio at a margin over either Prime or LIBOR. The interest rate in effect as of September 30, 2005 on the facilities is 6.04%. Both facilities can be prepaid without penalty and are subject to financial covenants measured on the Company’s leverage ratio, fixed charge coverage and maximum capital expenditures.

As a result of the new credit facilities noted above, the Company terminated, effective July 11, 2005, its $15 million credit facility with GE Healthcare Financial services. The Company recognized a $0.5 million write-off for unamortized deferred financing costs during the quarter ended September 30, 2005. At November 3, 2005, the Company had $48.75 million of the $50.0 million Term Loan amount outstanding and had $5.0 million outstanding under the $25.0 million Revolver.

On September 30, 2005 the President signed the Katrina Emergency Tax Relief Act of 2005, which allows the Company to defer federal income and payroll tax payments until February 28, 2006.

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

Contractual Obligations and Medicare Liabilities

The following table summarizes the Company’s contractual obligations at September 30, 2005:

Payments Due by Period

(Amounts in thousands)

Contractual Obligations	Total	Less than 1 year	1-5 years
Long-Term Debt, including interest payable	$63,341	$12,364	$50,997
Capital Lease Obligations, including interest payable	390	238	153
Medicare Liabilities	11,583	11,583	—

Total Contractual Cash Obligations, including interest payable where applicable	$75,314	$24,185	$51,150

At September 30, 2005, the Company was indebted under various promissory notes for $54.4 million, including notes issued for various acquisition purchases of $54.2 million. At September 30, 2005, the Company also had obligations under capital leases of $0.4 million. During the nine months ended September 30, 2005, the Company paid $0.3 million to buyout equipment under various capital leases.

As of September 30, 2005, the Company estimates an aggregate payable to Medicare of $11.6 million, all of which is reflected as a current liability in the accompanying Consolidated Balance Sheets. The recorded $11.6 million includes a $3.1 million obligation of a subsidiary of the Company, which is currently in bankruptcy, and it is not clear whether the Company will have any responsibility for that amount if the debt of the subsidiary is discharged in bankruptcy. Details of Medicare liabilities can be found under Note 13 of the consolidated financial statements.

In November 2002, the Company elected to terminate its asset financing facility with NPF VI, Inc. (“NPF VI”). The decision to terminate the above facility was made in response to the failure of NPF VI to provide $3.3 million on October 31, 2002 as requested by the Company on October 29, 2002 in accordance with the terms of the facility. At that date, Amedisys, Inc. determined that an amount of approximately $7.1 million was being held on behalf of the Company by NPF VI, and engaged in correspondence with representatives of NPF VI in an effort to have these funds returned to the Company. On November 18, 2002, NPF VI filed bankruptcy petitions, and accordingly, the Company elected to reserve the amount of $7.1 million in the fourth quarter of fiscal 2002. The Company lost the case at the trial level and is taking legal action at the appellate level to recover the funds that have not been released to the Company. As of September 30, 2005, the Company had incurred total legal fees related to this matter of approximately $2.3 million, and the Company may incur substantial additional legal expenses in the future with this matter. There can be no assurance that the Company will ultimately be successful in its efforts to recover the funds held on behalf of the Company by NPF VI.

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

Effective January 1, 2005, the Company received the “market basket adjustment” of 2.3% (net of the 0.8% reduction referred to above). The market basket adjustment is based on an index, which is intended by CMS to reflect cost inflation in the delivery of home health services.

Effective January 1, 2006, the Company expects to receive the “market basket adjustment”, recently announced by CMS to be an increase of 2.8% (net of the 0.8% reduction referred to above). CMS also announced that it will use the revised Office of Management and Budget (OMB) definition for geographical statistical areas. CMS establishes area wage adjustment factors that reflect the relative level of wages and wage-related costs applicable to the furnishing of home health services and to provide appropriate adjustments to the episode payment amounts to account for area wage differences. In prior years, CMS determined each home health agency’s labor market area based on Metropolitan Statistical Areas (MSAs) issued by OMB. Effective January 1, 2006, area wage adjustments will be based on Core Based Statistical Areas (CBSAs), defined as “a geographic entity associated with at least one core of 10,000 or more population, plus adjacent territory that has a high degree of social and economic integration with the core as measured by communities.” CBSAs fall into two categories: Metropolitan Statistical Areas and Micropolitan Statistical Areas. Metropolitan Statistical Areas are based on urbanized areas of 50,000 or more population and Micropolitan Statistical Areas are based on urban clusters of at least 10,000 population but less than 50,000 population. Counties that do not fall within CBSAs are deemed “Outside CBSAs.” In the past, the OMB defined MSAs around areas with a minimum core population of 50,000 and smaller areas were “Outside MSAs.”

CMS administers the Medicare program and works in partnership with the states to administer Medicaid. CMS is responsible for the administrative simplification standards from HIPAA and quality standards in health care facilities through its survey and certification activity. In its administrative capacity, CMS has the regulatory means to impact reimbursement. CMS is expected to review the case mix adjustments index in 2006 (see Note 2 to the consolidated financial statements) as part of a previously scheduled process. The Company is unable to predict the timing or outcome of such a review.

The Office of Inspector General (“OIG”) of the Department of Health and Human Services (“DHHS”) has a responsibility to report, both to the Secretary of DHHS and to the Congress, program and management problems related to programs such as Medicare and Medicaid. The OIG’s duties are carried out through a nationwide network of audits, investigations, and inspections. The OIG has recently undertaken a study with respect to Medicare reimbursement rates. No estimate can be made at this time regarding the impact, if any, of the OIG’s findings.

The Company does not believe that inflation has had a material effect on its results of operations during the three or nine month periods ended September 30, 2005 or 2004.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in derivatives or other financial instruments for trading, speculative or hedging purposes, though the Company may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating. The Company has been subject to some interest rate risk on its senior secured borrowings and could be subject to interest rate risk on any future floating rate financing.

The Company’s primary interest rate risk exposures relate to (i) the interest rate on long-term borrowings; (ii) the Company’s ability to refinance its debt at maturity at market rates; and (iii) the impact of interest rate movements on its ability to meet interest expense requirements and financial covenants under its debt instruments.

The Company variable rate debt consists of borrowings made under its $75 million credit agreement that consists of a $25 million aggregate principal revolving loan commitment and a $50 million term loan commitment to be repaid in twenty consecutive quarterly installments beginning September 30, 2005. The revolving loan and the term loan bear interest at a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.25% per year and the revolving loan also bears an unused commitment fee of 0.5%. For the three-month period ended September 30, 2005, the weighted average interest rate under the revolving loan commitment was 6.04%.

A one percent increase (decrease) in the variable interest rate would result in a $0.1 million increase (decrease) in the related interest expense on an average annual basis based upon borrowings outstanding at September 30, 2005.

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

Changes In Internal Controls

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

No significant changes from the disclosures contained in the Company’s Form 10-K/A for the year ended December 31, 2004 .

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

2.1

Stock Purchase Agreement dated as of June 30, 2005 by and among Amedisys Holding, L.L.C., Amedisys, Inc., HMR Acquisition, Inc. and the Stockholders and Option Holders set forth on the

Stockholder Signature Page and Option Holder Signature Page attached thereto (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed July 12, 2005)

3.1	Certificate of Incorporation (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2002)

3.2	By-Laws (previously filed as Exhibit 3.2 to the Annual Report on Form 10-K for the period ended December 31, 2004)

4.1	Credit Agreement with Wachovia Bank, National Association, as Administrative Agent, and General Electric Capital Corporation, as Syndication Agent, dated as of July 11, 2005 (previously filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

4.2	Common Stock Specimen (previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1994)

4.3	Shareholder Rights Agreement (previously filed as Exhibit 4 to the Current Report on Form 8-K filed June 16, 2000, and as Exhibit 4 to the Registration Statement on Form 8-A12G filed June 16, 2000)

4.4	Form of Warrants issued by Amedisys, Inc. to Raymond James & Associates, Inc. (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed December 10, 2003)

4.5	Registration Rights Agreement between Amedisys, Inc. and the person whose name and address appears on the signature page thereto (previously filed as Exhibit 10.5 to the Registration Statement on Form S-3 filed March 11, 1998)

10.1.1	Agreement to Purchase Real Estate between Amedisys, Inc. and Sherwood Investment Partners, LLC (previously filed as Exhibit 10.1.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

10.1.2	Act of Cash Sale of Real Estate between Amedisys, Inc. and Sherwood Investment Partners, LLC (previously filed as Exhibit 10.1.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

10.8	Employment Agreement between Amedisys, Inc. and William F. Borne (previously filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

31.1	Certification of William F. Borne, Chief Executive Officer (filed herewith)

31.2	Certification of Gregory H. Browne, Chief Financial Officer (filed herewith)

32.1	Certification of William F. Borne, Chief Executive Officer (filed herewith)

32.2	Certification of Gregory H. Browne, Chief Financial Officer (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMEDISYS, INC.

By:	/s/ Gregory H. Browne
Gregory H. Browne Chief Financial Officer

DATE: November 8, 2005