Form 10-K
period 2005-12-31
AMEDISYS INC
filed 2006-03-16
CIK 896262

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Fiscal Year Ended: December 31, 2005

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

Common Stock, par value $.001 per share

Indicate by check mark whether the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price as quoted by the NASDAQ National Market System on June 30, 2005 was $537,731,434. For purposes of this determination shares beneficially owned by officers, directors and ten percent shareholders have been excluded, which does not constitute a determination that such persons are affiliates.

As of February 15, 2006, registrant had 15,900,816 shares of Common Stock outstanding.

Documents incorporated by reference: Registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed pursuant to the Securities Exchange Act of 1934 is incorporated herein by reference into Part III hereof.

PART I

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, which are statements about future business strategy, operations and capabilities, financial projections, plans and objectives of management, expected actions of third parties and other matters. Forward-looking statements often include words like “believes”, “belief”, “expects”, “plans”, “anticipates”, “intends”, “projects”, “estimates”, “may”, “might”, “would” or similar words. Forward-looking statements speak only as of the date of this report. They involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. In addition to the risk factors described elsewhere, specific factors that might cause such a difference include, but are not limited to: general economic and business conditions, changes in or failure to comply with existing regulations or the inability to comply with new government regulations on a timely basis, changes in Medicare and other medical reimbursement levels, ability to meet debt service requirements, adverse changes in federal and state laws relating to the health care industry, demographic changes, availability and terms of capital, ability to attract and retain qualified personnel, successful integration of acquisitions, ongoing development and success of new start-ups, changes in estimates and judgments associated with critical accounting policies and business disruption due to natural disasters or acts of terrorism.

You should not rely too heavily on any forward-looking statement. We cannot assure you that our forward-looking statements will prove to be correct. We have no obligation to update or revise publicly any forward-looking statement based on new information, future events or otherwise. For a discussion of some of the factors discussed above as well as additional factors, see “RISK FACTORS” contained in this document.

ITEM 1.	BUSINESS

General

Amedisys, Inc. (“Amedisys”, “We”, “Our”, or “the Company”), a Delaware corporation, is a multi-state provider of home health care and hospice services. As of December 31, 2005, we operated 208 Medicare-certified home health agencies and 13 Medicare-certified hospice agencies in 16 states primarily located in the southern and southeastern United States.

We are highly dependent on Medicare reimbursement and a material portion of our business is subject to the government regulation of Medicare.

Description of the Business

Home Health Care Agencies

Our home health care agencies provide a variety of skilled nursing care, as well as other services, in the home of the patient. Our home health staff provides and helps coordinate the care and/or therapy as ordered by a physician. Along with the physician, our home health staff creates a plan of care, which is a written detailed plan of services for the care of the patient. The goal of our home health care employees is to provide treatment for an injury or an illness in order to assist in the patient’s recovery to regain independence and to become as self-sufficient as possible. In other instances, such as care for chronically ill or disabled patients, our long-term goal is to maintain the highest level of ability or health and to assist the patient learning to live with an illness or disability.

Through our home health agencies, we provide a wide variety of health care services including:

•	Registered nurses that provide specialty services such as skilled monitoring, assessments and patient education.

•	Licensed practical (vocational) nurses who perform technical procedures, administer medications and change surgical and medical dressings.

•	Physical and occupational therapists who work to strengthen muscles, restore range of motion and help patients perform the activities of daily living.

•	Speech pathologists/therapists who work to restore communication and oral skills.

•	Social workers who help families address the problems associated with acute and chronic illnesses.

•	Home health aides who perform personal care such as bathing or assistance in walking.

Hospice Services

Hospice, which became a covered benefit under the Medicare program in 1983, is a special way of caring for people who are terminally ill and for their families. This care includes physical care and counseling. It is for all age groups, including children, adults, and the elderly during their final stages of life. The goal of hospice is to care for the patients and their families, not to cure their illnesses.

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

Recent Developments

We added, after giving consideration to the merger of existing locations, a net total of 75 home health care agencies and 9 hospice offices through a series of acquisitions in 2005. We also opened 25 new home health care agencies and 2 new hospice offices. We refer to the opening of new locations as start-ups. We funded our acquisitions through the issuance of a $75.0 million senior credit facility that includes a $50.0 million term loan and a $25.0 million revolving loan, promissory notes and cash provided by our operating activities.

For a complete discussion of our recent developments including our acquisitions, internal growth and financing arrangements, refer to Recent Developments in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation that is a part of this filing.

On January 5, 2006, we acquired certain assets of seven home health agencies in central Oklahoma for a total purchase price of $2.7 million that included $2.1 million in cash and a three-year promissory note of $0.6 million. On January 5, 2006, we also acquired an Oklahoma based therapy staffing agency for a total purchase price of $2.5 million that included $1.75 million in cash and a three-year promissory note of $0.75 million. These agencies are not included in the results of our 2005 operations or in the number of acquisitions that we made in 2005.

Strategy

Our business objective is to enhance our market position as a leading provider of high quality, low cost home health nursing and hospice services through internal growth and acquisition. We target our marketing activities toward Medicare eligible patients. Approximately 93% of our net service revenue was derived from Medicare for the year ended December 31, 2005.

Internal Growth Strategy

Focus on Our Employees. Because we are engaged in a service business, the essence of our company is our people. Our emphasis on communication, education, empowerment and competitive benefits allows us to attract and retain highly skilled and experienced people in our markets.

Manage Costs Through Disease Management. Payors are focusing on the management of patients who suffer from chronic diseases, which correlate with substantial long-term costs. We offer disease management programs for wound care, cardiac and diabetes as well as pulmonary/respiratory, pneumonia, cardiovascular and cancer. Our disease management programs include patient and family education and empowerment, frequent monitoring and coordinated care with other medical professionals involved in the care of the patient.

Manage Costs Through Technology. We use an internally developed software system that reduces our operating costs and integrates a number of clinical, financial and operating functions into a single entry system. The software has been enhanced extensively, particularly with respect to clinical management and has been supplemented by other externally sourced software. By enhancing our operations through the use of information technology and expanded computer applications, we are positioned to not only operate more efficiently but also to compete in an environment increasingly influenced by cost containment.

Expand Our Service Base. We expand our service base both by increasing market share in existing service areas as well as expanding into contiguous markets and states. In existing service areas, we increase market share through the development and marketing of niche programs designed to meet the needs of our referral sources and differentiate ourselves from our competitors, such as our various disease management programs. We expand into contiguous markets through our start-ups of new agencies.

Expand Our Referral Base. We have invested considerably in our business development model, through selective hiring and both initial and on-going training for our marketing staff, augmented by a marketing department that provides informative and attractive marketing collateral and other marketing support. This model is focused on increasing admissions as well as expanding our referral base, so that we are not fully dependent on a relatively few physician groups for patient referrals in any given market.

External Growth Strategy

Our acquisition strategy includes the following key elements:

•	Extend our service area in contiguous markets, including new contiguous states as well as further penetrating into Certificate of Need (“CON”) states where internal growth opportunities are limited. We further discuss Certificates of Need in our Government Regulation section.

•	Acquire home health care agencies with a strong base of physician referrals.

•	Enhance market share within existing markets.

•	Generate economies of scale through the elimination of duplicate overhead functions.

Our primary targets for acquisition include:

Hospital Systems with Internal Home Health Agencies

Prospective Payment Systems (“PPS”), which was implemented in October 2000, affected the manner in which hospitals recovered home health care costs under Medicare. As a result, many hospitals made the decision to sell, or are considering, selling their agencies or alternatively, partnering with a reputable company to provide these services. This not only provides us with the opportunity to acquire quality agencies but also to acquire agencies with a strong base of physician referrals.

Large, Multi-Site Agencies

By acquiring multi-site agencies and eliminating their corporate structure, we gain economies of scale, more rapidly deploy our business model and enhance market share or expand coverage to markets that are contiguous to existing markets.

Local Agencies

By acquiring smaller local agencies, we can target specific desirable geographic locations to augment our existing service area. Additionally, our more sophisticated business model with respect to disease management, business development, and the utilization of information technology often results in improved operating results, better outcomes and more satisfied referral sources as compared to previous owners’ operations.

Billing and Reimbursement

Revenue generated from our home health care services are paid by Medicare, Medicaid, private insurance carriers, managed care organizations, other local health insurance programs and private payors. Medicare is a federally funded program available to persons with certain disabilities and persons 65 years of age or older. We submit all home health Medicare claims to one of two federal government fiscal intermediaries, dependent on the geographical location of our agencies. Medicaid, a program jointly funded by federal, state, and local governmental health care programs, is designed to pay for certain health care and medical services provided to low income individuals without regard to age. We have several contracts for negotiated fees with insurers and managed care organizations. Less than one per cent of our revenue is generated from private payors.

We are highly dependent on Medicare reimbursement and a material portion of our business is subject to the government regulation of Medicare. We derived approximately 93% of our net service revenue from the Medicare system for each of the years ended December 31, 2005 and 2004 and the remaining 7% from Medicaid, private insurance companies and private payors.

For a more detailed discussion on Medicare reimbursement, refer to our Critical Accounting Policy on Medicare Revenue Recognition in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Information Technology

We manage our home health care billing and collections through proprietary software. We have extensively enhanced this software, utilizing employed development staff. This billing and collection software is combined with both internally developed clinical management software and other externally sourced software and is used throughout our operations. We intend to continue this development process in order to improve the efficiency and compliance controls of our operations. In January 2005, we successfully modified our software by implementing a Sequel database, which we believe allows more system capacity and therefore, ensures system capacity for growth opportunities.

Furthermore, we plan to commence making certain modules of our clinical software available on laptop computers in 2006 and to provide such laptop computers to an increasing proportion of our clinical staff. We believe that a successful implementation of this application will further enhance our compliance controls by having more accurate clinical notes arising from edits that ensure notes are completed in their entirety prior to submission. We believe that this methodology will improve the quality of our medical records.

Industry Overview

The home health care business revolves around agencies that provide nursing care, drug therapy, rehabilitation and selected other services to about 3.5 million regular patients according to industry reports. As national health care spending continues to outpace the rate of inflation and the population of older Americans increases at a faster rate, we believe that alternatives to costly hospital stays will be in even greater demand. Managed care, Medicare, Medicaid and other payor pressures continue to drive patients through the continuum of care until they reach a setting where the appropriate level of care can be provided most cost effectively. Over the past several years, home health care has evolved as an acceptable and often preferred alternative in this continuum. In addition to patient comfort and convenience, substantial cost savings can usually be realized through treatment at home as an alternative to traditional institutional settings. The continuing economic pressures within the health care industry and the Medicare payment system have forced providers of home health care services to closely examine and often modify the manner in which they provide patient care and services. Those companies that successfully operate with effective business models can provide quality patient care and manage costs under the current reimbursement system.

Traditionally, the home health care industry has been highly fragmented, comprised primarily of smaller local home health agencies offering limited services. These local providers often do not have the necessary capital to expand their operations or services and are often not able to achieve the efficiencies necessary to compete effectively. With the implementation of Medicare PPS on October 1, 2000, and other legislation, the home health care industry experienced major consolidation for the first time in its history, with industry reports suggesting a reduction from approximately 11,000 agencies in 1997 to approximately 7,000 agencies in 2005.

Competition

The home health services industry in which we operate is highly competitive and fragmented. Home healthcare providers range from facility-based (hospital, nursing home, rehabilitation facility, government agency) agencies to independent companies to visiting nurse associations. They can be not-for-profit organizations or for-profit organizations. In addition, there are relatively few barriers to entry in some of the home health services markets in which we operate. Home health care providers compete for referrals based primarily on scope and quality of services, geographic coverage, and pricing and outcomes data. The impact of competitors is best determined on a market-by-market basis. Our primary competitors for our home healthcare business are hospital-based home health agencies, local home health agencies and visiting nurse associations. We compete with other home healthcare providers on the basis of availability of personnel, quality and expertise of services and the value and price of services. We believe that we have a favorable competitive position, attributable mainly to our reputation for over a decade of consistent, high quality care, our comprehensive range of services, our state-of-the-art information management and technology systems, and our widespread service network.

We expect that industry forces will impact us and our competitors. Our competitors will likely strive to improve their service offerings and price competitiveness. We also expect our competitors to develop new strategic relationships with providers, referral sources and payers, which could result in increased competition. The introduction of new and enhanced services, acquisitions and industry consolidation and the development of strategic relationships by our competitors could cause a decline in revenue or loss of market acceptance of our services or price competition or make our services less attractive.

Seasonality

We did not experience a seasonal fluctuation in our home health care or hospice services in 2005 although we have experienced a slightly lower demand for those same services from April to September in prior years.

Legislation

The home health care business is regulated by federal, state and local authorities. Regulations and policies frequently change, and we monitor changes through trade and governmental publications and associations. Our home health care subsidiaries are certified by Centers for Medicare and Medicaid Services (“CMS”) and are

therefore eligible to receive reimbursement for services through the Medicare system. As a provider under the Medicare and Medicaid systems, we are subject to the various state and federal anti-fraud and abuse laws, each of which contains various sanctions, including but not limited to exclusion from further participation in government health care programs.

Various federal and state laws impose criminal and civil penalties for submitting false or fraudulent claims for Medicare, Medicaid or other health care reimbursements. Given the breadth of applicable statutes, government enforcement actions for the submission of false and fraudulent claims may be predicated on any number of alleged schemes. Violations of the anti-fraud and abuse laws can result in the imposition of substantial civil and criminal penalties and, potentially, exclusion from furnishing services under any federal health care programs. We believe that we bill for our services under all state and federal health care programs accurately, although the conditions of participation and associated rules governing coverage of, and reimbursements for, our services are complex. There can be no assurance that these rules will be interpreted in a manner consistent with our billing practices.

In addition, we are also subject to several major laws related to marketing and business development activities, specifically federal and state anti-kickback statutes and the Stark self-referral law, each of which is described below.

The federal anti-kickback laws prohibit any offer, payment, solicitation or receipt of any form of remuneration to induce the referral of business reimbursable under a federal health care program or in return for the purchase, lease, order, arranging for, or recommendation of items or services covered by any federal health care programs or any health care plans or programs that are funded, in whole or in part, by the United States government. A related law forbids the offer or transfer of any item or service for less than fair market value, or certain waivers of co-payment obligations, to a beneficiary of Medicare or a state health care program that is likely to influence the beneficiary’s selection of health care providers. In addition, the states in which we operate generally have similar anti-kickback laws and related statutes that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers where they are designed to obtain the referral of patients to a particular provider. As with violations of anti-fraud and abuse laws, violations of these anti-kickback laws can result in the imposition of substantial civil and criminal penalties and, potentially, exclusion from furnishing services under any federal health care programs.

Furthermore, as a provider of home health services, we are subject to the “Stark Law” which prohibits self-referral arrangements. Congress initially adopted legislation in 1989, known as the “Stark Law”, to generally prohibit a physician from ordering clinical laboratory services for a Medicare beneficiary where the entity providing that service has a financial relationship (including direct or indirect ownership or compensation relationships) with the physician (or a member of his/her immediate family), and prohibits such entity from billing for or receiving reimbursement for such services, unless a specified exception is available. Additional legislation became effective as of January 1, 1993, known as “Stark II,” that extends the Stark law prohibitions to services under state Medicaid programs, and beyond clinical laboratory services to all “designated health services,” including but not limited to home health services, although it should be noted that hospice is not deemed a “designated health service”. Violations of the Stark Law may also trigger civil monetary penalties and program exclusion. Pursuant to Stark II, physicians who are compensated by us will be prohibited from seeking reimbursement for designated health services rendered to such patients unless an exception applies. Several of the states in which we conduct business have also enacted statutes similar in scope and purpose to the federal fraud and abuse laws and the Stark laws.

Lastly, the Health Insurance Portability and Accountability Act (“HIPAA”) was enacted on August 21, 1996 to assure health insurance portability, reduce health care fraud and abuse, guarantee security and privacy of health information and enforce standards for health information. Covered entities are required to be in compliance with HIPAA provisions relating to security and privacy and may be subject to significant fines and penalties if found not to be compliant with the provisions outlined in the regulations. Regulations issued pursuant to HIPAA impose ongoing obligations relative to security practices, including electronic records and transactions, and management has implemented processes and procedures to ensure continued compliance with these regulations.

Home health care offices have licenses granted by the health authorities of their respective states. Additionally, some state health authorities require a Certificate of Need (“CON”) or Permit of Approval (“POA”) to establish and operate a home health care agency. Tennessee, Georgia, Alabama, North Carolina, South Carolina, Mississippi, Maryland, and Kentucky require CONs, while Arkansas requires a POA. Louisiana, Oklahoma, Virginia, Texas and Florida currently do not have such requirements. However, Louisiana remains subject to a legislative moratorium on the award of new home health licenses that has been in place for several years, and will continue for the foreseeable future. In every state, each location license and/or CON or POA issued by the state health authority determines the service areas for the home health care agency.

In 1999, we discovered questionable conduct involving the former owner of one of our agencies, which occurred between 1994 and 1997. We voluntarily disclosed the irregularities to the Department of Health and Human Services’ Office of the Inspector General (“OIG”) and on August 8, 2003, we signed both a Settlement Agreement and a Corporate Integrity Agreement with the OIG and Department of Justice, providing for payment of a financial settlement $1.2 million. The agreement is binding for a three-year period, requires that we maintain our existing Compliance Program and provides for enhanced training requirements, annual claims audits of the subject agency by an independent reviewer, and regular reporting to the OIG. It provides for stipulated penalties in the event of our non-compliance, including the possibility of exclusion from the Medicare program. We believe that these obligations will not materially affect our operations, or financial performance, over the period of the agreement, although no assurances can be provided that the ultimate cost will not be materially different. Management believes we were in compliance with the Corporate Integrity Agreement at December 31, 2005.

Employees

As of December 31, 2005, we had 4,281 full-time employees, and 1,925 part-time employees, including part-time field nurses and other professionals in the field. Our labor force is not unionized or subject to any collective bargaining agreements. We believe our employee relations are good.

Insurance

We are obligated for certain costs under various insurance programs, including employee health and welfare, workers’ compensation and professional liability, and while we maintain various insurance programs to cover these risks, we are self-insured for a substantial portion of our potential claims. We recognize our obligations associated with these costs in the period in which a claim is incurred, including with respect to both reported claims, and claims incurred but not reported, up to specified deductible limits. These costs have generally been estimated based on independent actuarial analysis and historical data of our claims experience. Such estimates, and the resulting reserves, are reviewed and updated on a quarterly basis.

Risk Factors

Investing in our common stock involves a degree of risk. You should consider carefully the following risks, as well as other information in this filing and the incorporated documents before investing in our common stock.

Risks Related to Our Industry

Our profitability depends principally on the level of government-mandated payment rates. Reductions in rates or rate increases that do not cover cost increases may adversely affect our business.

We generally receive fixed payments from Medicare for our services based on the level of care that we provide patients. Consequently, our profitability largely depends upon our ability to manage the cost of providing services. Although current Medicare legislation provides for an annual adjustment of the various payment rates based on the increase or decrease of the medical care expenditure category of the Consumer Price Index, these Medicare payment rate increases may be less than actual inflation or could be eliminated or reduced in any given year. For example, in February 2006, the President of the United States signed into law a bill freezing home health payment rates for 2006. The freeze will be effective for one year. Consequently, if our cost of providing services, which consists primarily of labor costs, is greater than the current Medicare payment rate, our profitability would be negatively impacted.

Specifically regarding our hospice operations, overall payments made by Medicare to us for hospice services are subject to two payment limitations (hospice caps) calculated by the Medicare fiscal intermediary at the end of the hospice cap period, which runs from November 1st of each year though October 31st of the following year. Under the first limitation, total Medicare payments to us per provider number are compared to a cap amount that is calculated by multiplying the number of Medicare beneficiaries under that provider number electing hospice care for the first time during the cap period by a statutory amount that is indexed for inflation. The cap amount for the twelve-month period ending October 31, 2005 was $19,777.51. We must return any payments in excess of the cap amount to Medicare. Our total payment per provider number may be further reduced if any our Medicare beneficiaries electing hospice care for the first time are subsequently admitted to another hospice service provider. The second limitation, which is also calculated on a per provider number basis, provides that reimbursement for any in-patient days that exceed 20% of the total in-service days for the particular provider number shall be reimbursed at a lower rate. Our ability to avoid these limitations depends on a number of factors, each determined on a provider-number basis, including the average length of stay and mix in level of care. Our revenue and profitability associated with our hospice operations may be materially reduced if we are unable to avoid triggering these and other Medicare payment limitations. As we expand our hospice operations, we cannot assure that we will not exceed the cap amounts in the future. Thus, we cannot assure you that these limitations will not negatively affect our profitability on a company-wide basis in the future.

Further, for our hospice patients receiving nursing home care under certain state Medicaid programs who elect hospice care under Medicare or Medicaid, the state must pay us, in addition to the applicable Medicare or Medicaid hospice per diem rate, an amount equal to at least 95% of the Medicaid per diem nursing home rate for “room and board” furnished to the patient by the nursing home. We contract with various nursing homes for the nursing homes’ provision of certain “room and board” services that the nursing homes would otherwise provide Medicaid nursing home patients. We bill and collect from the applicable state Medicaid program an amount equal to at least 95% of the amount that would otherwise have been paid directly to the nursing home under the state’s Medicaid plan. Under our standard nursing home contracts, we pay the nursing home for these “room and board” services at 100% of the Medicaid per diem nursing home rate. Over 70% of our hospice patients reside in nursing homes. Consequently, the reduction or elimination of Medicare payments for hospice patients residing in nursing homes or any change in our ability to provide service to such patients would significantly reduce the net patient service revenue and profitability related to our hospice operations.

If any of our agencies fail to comply with the conditions of participation in the Medicare program, that agency could be terminated from the Medicare program, which would adversely affect our net patient service revenue and profitability.

Each of our home care and hospice agencies must comply with the extensive conditions of participation in the Medicare program. If any of our agencies fail to meet any of the Medicare conditions of participation, that agency may receive a notice of deficiency from the applicable state surveyor. If that agency then fails to institute a plan of correction to correct the deficiency within the correction period provided by the state surveyor, that agency could be terminated from the Medicare program. Any termination of one or more of our home care agencies from the Medicare program for failure to satisfy the program’s conditions of participation could adversely affect our net service revenue and profitability. CMS has recently announced that it is currently revising the Medicare conditions of participation for home health, with publication expected no earlier than Spring 2006. We do not know at this time what effect the revisions will have on our operations, and there can be no assurances that the revisions will not negatively affect our profitability.

We are subject to extensive government regulation. Any changes to the laws and regulations governing our business, or the interpretation and enforcement of those laws or regulations, could cause us to modify our operations and could negatively impact our operating results.

The federal government and the states in which we operate regulate our industry extensively. The laws and regulations governing our operations, along with the terms of participation in various government programs, regulate how we do business, the services we offer, and our interactions with patients and the public. These laws and regulations, and their interpretations, are subject to frequent change. Changes in existing laws and regulations, or their interpretations, or the enactment of new laws or regulations could reduce our profitability by:

•	increasing our liability;

•	increasing our administrative and other costs;

•	increasing or decreasing mandated services;

•	forcing us to restructure our relationships with referral sources and providers; or

•	requiring us to implement additional or different programs and systems.

For example, Congress enacted the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which mandates that provider organizations enhance privacy protections for patient health information. This requires companies like us to develop, maintain and monitor administrative, information, and security systems to prevent inappropriate release of protected health information. Compliance with this law has added, and will continue to add, costs that affect our profitability. Failure to comply with HIPAA could result in fines and penalties, as well as our exclusion from Medicare and Medicaid programs.

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

Our success depends significantly on referrals from physicians, hospitals, and other patient referral sources in the communities that our home care agencies serve, as well as on our ability to maintain good relationships with these referral sources. Our referral sources are not contractually obligated to refer home care or hospice patients to us and may refer their patients to other providers. Our growth and profitability depend on our ability to establish and maintain close working relationships with these patient referral sources and to increase awareness and acceptance of the benefits of home care and hospice care by our referral sources and their patients. We cannot assure you that we will be able to maintain our existing referral source relationships or that we will be able to develop and maintain new relationships in existing or new markets. Our loss of, or failure to maintain, existing relationships or our failure to develop new relationships could adversely affect our ability to expand our operations and operate profitably.

We are subject to federal and state laws that govern our financial relationships with physicians and other healthcare providers, including potential or current referral sources.

We are required to comply with federal and state laws, generally referred to as “anti-kickback laws,” that prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to encourage the referral of patients to a particular provider for medical services. In addition to enacting anti-kickback laws, some of the states in which we operate have enacted laws prohibiting certain business relationships between physicians and other providers of healthcare services. We currently have contractual relationships with certain physicians who provide consulting services to our company. Many of these physicians are current or potential referral sources. Although we believe our physician consultant arrangements currently comply with state and federal anti-kickback laws and state laws regulating relationships between healthcare providers, we cannot assure you that courts or regulatory agencies will not interpret these laws in ways that will implicate our physician consultant arrangements. Violations of anti-kickback and similar laws could lead to fines or sanctions that may have a material adverse effect on our operations.

We may be subject to substantial malpractice or other similar claims.

The services we offer involve an inherent risk of professional liability and related substantial damage awards. On any given day, we have several hundred nurses and other direct care personnel driving to and from patients’ homes where they deliver medical and other care. Due to the nature of our business, we and the caregivers who provide services on our behalf may be the subject of medical malpractice claims. These caregivers could be considered our agents, and, as a result, we could be held liable for their medical negligence. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. We maintain malpractice liability insurance and are responsible for amounts in excess of the limits of our coverage.

Delays in reimbursement may cause liquidity problems.

Our business is characterized by delays in reimbursement from the time we provide services to the time we receive reimbursement or payment for these services. If we have information system problems or issues that arise with Medicare, we may encounter delays in our payment cycle. Such a timing delay may cause working capital shortages. Working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. We cannot assure you that system problems, Medicare issues or industry trends will not extend our collection period, adversely impact our working capital, or that our working capital management procedures will successfully negate this risk. Further, our hospice operations bill various state Medicaid programs for “room and board” associated with hospice patients residing in nursing homes. There are often timing delays when attempting to collect funds from Medicaid programs. We cannot assure you that delays in receiving reimbursement or payments from these programs will not adversely impact our working capital.

Our industry is highly competitive.

Our home health care agencies compete with local and regional home health care companies, hospitals, nursing homes, and other businesses that provide home nursing services, some of which are large established companies that have significantly greater resources than we do. Our primary competition comes from local companies in each of our markets, and these privately-owned or hospital-owned health care providers vary by region and market. We compete based on the availability of personnel; the quality, expertise, and value of our services; and in select instances, on the price of our services. Increased competition in the future from existing competitors or new entrants may limit our ability to maintain or increase our market share. We cannot assure you that we will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse impact on our business, financial condition, or results of operations.

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

We expect that industry forces will continue to have an impact on our business and that of our competitors. In recent years, the health care industry has undergone significant changes driven by efforts to reduce costs, and we expect these cost containment measures to continue in the future. Frequent regulatory changes in our industry, including reductions in reimbursement rates and changes in services covered, have increased competition among home health care providers. If we are unable to react competitively to new developments, our operating results may suffer.

A shortage of qualified registered nursing staff and other caregivers could adversely affect our ability to attract, train and retain qualified personnel and could increase operating costs.

We rely significantly on our ability to attract and retain caregivers who possess the skills, experience, and licenses necessary to meet the requirements of our patients. We compete for personnel with other providers of home nursing and hospice services. Our ability to attract and retain caregivers depends on several factors, including our ability to provide these caregivers with attractive assignments and competitive benefits and salaries. We cannot assure you that we will succeed in any of these areas. In addition, there are occasional shortages of qualified healthcare personnel in some of the markets in which we operate. As a result, we may face higher costs of attracting caregivers and providing them with attractive benefit packages than we originally anticipated, and, if that occurs, our profitability could decline. Finally, although this is currently not a significant factor in our existing markets, if we expand our operations into geographic areas where healthcare providers have historically unionized, we cannot assure you that the negotiation of collective bargaining agreements will not have a negative effect on our ability to timely and successfully recruit qualified personnel. Generally, if we are unable to attract and retain caregivers, the quality of our services may decline, and we could lose patients and referral sources.

Risks Related to Our Business

We depend on Medicare for substantially all of our revenues.

For the years ended December 31, 2005, 2004 and 2003, we received 93%, 93%, and 91%, respectively, of our revenue from Medicare. Reductions in Medicare reimbursement could have an adverse impact on our profitability. Such reductions in payments to us could be caused by:

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

The Medicare Payment Advisory Commission (MedPAC), an independent federal body established to advise Congress on issues affecting the Medicare Program, has recently recommended implementation of pay-for-performance initiatives for home care providers. If implemented, Medicare will differentiate reimbursement rates for Medicare home health service providers based on quality measures. While we believe that we provide high quality services to our patients, there can be no assurances that a pay-for-performance reimbursement system will not adversely affect our Medicare reimbursement rates and, consequently, our results of operations.

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

Migration of our Medicare beneficiary patients to Medicare managed care providers could negatively impact our operating results.

Historically, we have generated the majority of our revenue from the Medicare fee-for-service market. Under the Medicare Prescription Drug Improvement and Modernization Act of December 2003 (“MMA”), however, the United States Congress allocated significant additional funds and other incentives to Medicare managed care providers in order to promote greater participation in those plans by Medicare beneficiaries. If these increased funding levels have the intended result, the size of the potential Medicare fee-for-service market could decline, thereby reducing the size of our potential patient population, which could cause our operating results to suffer.

We are operating under a Corporate Integrity Agreement. Violations to that agreement could result in penalties or exclusion from participation in the Medicare program.

In 1999 we uncovered certain improprieties stemming from the unauthorized conduct of an agency director in our Monroe, Louisiana location, an agency we had acquired previously. We disclosed these improprieties to the Office of the Inspector General (“OIG”). Following an extensive series of audits, we and the OIG reached a settlement in August 2003, whereby we agreed to repay approximately $1.2 million to the government in three annual payments, the last of which we made in August 2005. As part of the settlement, we also executed a three-year Corporate Integrity Agreement (“CIA”), which requires that we:

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

Our business has grown significantly in size and complexity in recent years. Our internal growth rate for Medicare patient admissions was 8% for 2003, 28% for 2004, and 18% for 2005. This growth has placed, and will continue to place, significant demands on our management systems, internal controls, and financial and professional resources. In addition, we will need to further develop our financial controls and reporting systems to accommodate future growth. This could require us to incur expenses for hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems, and expanding our information technology infrastructure. Our inability to manage growth effectively could have a material adverse effect on our financial results.

Our growth strategy depends on our ability to develop and to acquire additional agencies on favorable terms and to integrate and operate these agencies effectively. If we are unable to do so, our future growth and operating results could be negatively impacted.

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

Acquisitions. We are focusing significant time and resources on the acquisition of home healthcare providers, or of certain of their assets, in targeted markets. We may be unable to identify, negotiate, and complete suitable acquisition opportunities on reasonable terms. We may incur future liabilities related to acquisitions. Should any of the following problems, or others, occur as a result of our acquisition strategy, the impact could be material:

•	difficulties integrating personnel from acquired entities and other corporate cultures into our business;

•	difficulties integrating information systems;

•	the potential loss of key employees or referral sources of acquired companies or a reduction in patient referrals by hospitals from which we have acquired home health care agencies;

•	the assumption of liabilities and exposure to undisclosed liabilities of acquired companies;

•	the acquisition of an agency with undisclosed compliance problems;

•	the diversion of management attention from existing operations;

•	difficulties in recouping partial episode payments and other types of misdirected payments for services from the previous owners; or

•	an unsuccessful claim for indemnification rights from previous owners for acts or omissions arising prior to the date of acquisition.

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

We intend to grow significantly through the continued acquisition of additional home nursing agencies. We face competition for acquisition candidates, which may limit the number of acquisition opportunities available to us and may lead to higher acquisition prices. Recently, we have observed an increase in acquisition prices for mid-sized and larger regional home health care companies. We cannot assure you that we will be able to identify suitable acquisitions in the future or that any such opportunities, if identified, will be consummated on favorable terms, if at all. In the absence of completing successful acquisitions, our future growth rate could decline. In addition, we cannot assure you that any future acquisitions, if consummated, will result in further growth.

We may require additional capital to pursue our acquisition strategy.

At December 31, 2005, we had cash and cash equivalents of approximately $17.2 million. Based on our current plan of operations, including acquisitions, we cannot assure you that this amount will be sufficient to support our current growth strategies. We cannot readily predict the timing, size, and success of our acquisition efforts and the associated capital commitments. If we do not have sufficient cash resources, our growth could be limited unless we obtain additional equity or debt financing. Effective as of July 11, 2005, we entered into a $75 million senior secured credit facility with Wachovia Bank, N.A. The facility includes a $50 million Term Loan and up to $25 million in a three-year Revolver, of which $47.5 million was outstanding as of December 31, 2005.

Our business depends on our information systems. Our inability to effectively integrate, manage, and keep secure our information systems could disrupt our operations.

Our business depends on effective and secure information systems that assist us in, among other things, monitoring utilization and other cost factors, processing claims, reporting financial results, measuring outcomes and quality of care, managing regulatory compliance controls, and maintaining operational efficiencies. These systems include software developed in-house and systems provided by external contractors and other service providers. To the extent that these external contractors or other service providers become insolvent or fail to support the software or systems, our operations could be negatively affected. Our agencies also depend upon our information systems for accounting, billing, collections, risk management, quality assurance, payroll, and other information. If we experience a reduction in the performance, reliability, or availability of our information systems, our operations and ability to produce timely and accurate reports could be adversely affected.

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

Further, our information systems are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins and similar events. A failure to restore our information systems after the occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations. Because of the confidential health information we store and transmit, loss of electronically-stored information for any reason could expose us to a risk of regulatory action, litigation, possible liability and loss.

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

We maintain professional liability insurance for Amedisys and our subsidiaries. However, we cannot assure you that claims will not be made in the future in excess of the limits of such insurance, if any, nor can we assure you that any such claims, if successful and in excess of such limits, will not have a material adverse effect on our ability to conduct business or on our assets. Our insurance coverage also includes fire, property damage, and general liability with varying limits. Although we maintain insurance consistent with industry practice, we cannot assure you that the insurance we maintain will satisfy claims made against us. In addition, as a result of operating in the home healthcare industry, our business entails an inherent risk of claims, losses and potential lawsuits alleging employee accidents that are likely to occur in a patient’s home. Finally, we cannot assure you that insurance coverage will continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms.

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

As of December 31, 2005, we have estimated an aggregate payable to Medicare of $10.5 million, all of which is reflected as a current liability in our financial statements. The $10.5 million liability has two components: a cost report adjustments reserve ($9.5 million), and a Medicare Prospective Payment System (“PPS”) payment adjustments reserve ($1.0 million). If actual amounts exceed our reserves, we may incur additional costs that may adversely affect our results of operations. We describe these adjustments below.

Cost Report Adjustments Reserve. Prior to the implementation of PPS on October 1, 2000, we recorded Medicare revenue at the lower of: (1) actual costs, (2) the per-visit cost limit, or (3) a per-beneficiary cost limit on an individual provider basis. We determined ultimate reimbursement upon review of annual cost reports.

The recorded $9.5 million includes a $3.1 million obligation of a wholly owned subsidiary that is currently in bankruptcy, and it is not clear whether we will have any responsibility for that amount if the debt of the subsidiary is discharged in bankruptcy.

Also included in the balance is $6.4 million that reflects our estimate of amounts likely to be assessed by Medicare as overpayments in respect of prior years when Medicare audits of our cost reports through October 2000 are completed. At the time when these audits are completed and final assessments are issued, we may apply to Medicare for repayment, if appropriate, over a thirty-six month period, although there is no assurance that such applications will be agreed to, if sought. These amounts relate to the Medicare payment system in effect until October 2000, under which Medicare provided periodic interim payments to us, subject to audit of cost reports submitted by us and repayment of any overpayments by Medicare to us. The fiscal intermediary, acting on behalf of Medicare, has not yet issued finalized audits with respect to 1999 and 2000 and is entitled to reopen settled cost reports for up to three years after issuing final assessments.

The remaining balance of $1.0 million is related to notice from CMS that it intended to make certain recoveries of amounts overpaid to providers for the periods dating from the implementation of PPS on October 1, 2000 through particular dates in 2003 and 2004. The first of these amounts related to partial episode payments (“PEPs”) whereby a patient was readmitted to home health care prior to the expiry of 60 days from the previous admission date at another home health agency. In such instances, reimbursement for the first agency is reduced. CMS advised the industry that CMS had implemented changes to its computer system such that these instances would be adjusted at the time of claim submission on an ongoing basis, and that recovery for prior overpayments would commence in the summer of 2003 and extend over a two-year period. Medicare completed its recoveries of PEPs on September 30, 2005. We increased our Medicare revenue in the fourth quarter of 2005 in the amount of $0.4 million for reserves in excess of monies recouped by Medicare. Secondly, CMS advised the industry that it would seek recovery of overpayments that were made for patients who had, within 14 days of such admission, been discharged from inpatient facilities, including hospitals, rehabilitation and skilled nursing units. We continue to evaluate this liability and estimated a reserve in the amount of approximately $1.0 million was appropriate as of December 31, 2005.

We depend on the services of our executive officers and other key employees.

Our success depends upon the continued employment of certain members of our senior management team, including our Chairman and Chief Executive Officer, William F. Borne, our President and Chief Operating Officer, Larry R. Graham, our Chief Financial Officer, Gregory H. Browne, and our Chief Information Officer, Alice A. Schwartz. We also depend upon the continued employment of the Senior Vice Presidents that manage several of our key functional areas, including operations, business development, accounting, finance, human resources, marketing, information systems, contracting and compliance.

We maintain key employee life insurance of $4.5 million on Mr. Borne’s life and have entered into employment agreements with each of Mr. Borne, Mr. Graham and Mr. Browne. The departure of any member of our senior management team may materially adversely affect our operations. In this context, Mr. Browne has announced his intention to resign from the Company at some future unspecified date, depending on the Company’s ability to find a suitable replacement.

Our operations could be affected by natural disasters.

A substantial number of our agencies are located in the Southeastern United States and the Gulf Coast Region, increasing our exposure to hurricanes and other natural disasters. The occurrence of natural disasters in the markets in which we operate could not only affect the day-to-day operations of our agencies, but also could also disrupt our relationships with patients, employees and referral sources located in the affected areas. In addition, any episode of care that is not completed due to the impact of a natural disaster will generally result in lower revenue for the episode. For example, in late August and early September 2005, Hurricanes Katrina and Rita impacted our agencies, employees and patients located in Southern Louisiana and Southern Mississippi. To date, only one of our agencies affected by Hurricanes Katrina and Rita, located in Chalmette, Louisiana, has not reopened. Other of our agencies located in the Louisiana Gulf Coast Region, however, have been operating at lower capacities. We cannot assure you that hurricanes or other natural disasters will not have a material adverse impact on our business, financial condition or results of operations in the future.

We are defending class action lawsuits that may require us to pay substantial damage awards.

On August 23 and October 4, 2001, two class action lawsuits were filed, which have since been consolidated, on behalf of all purchasers of our common stock between November 15, 2000 and June 13, 2001, against us and three of our executive officers, in the United States District Court for the Middle District of Louisiana. In May of 2003, the trial court certified the class, and we appealed that decision. On February 17, 2005, the United States Court of Appeals for the Fifth Circuit vacated the trial court’s certification order and remanded the case for further proceedings relative to class certification. The parties have agreed to a stay of all depositions and other discovery (subject to certain limited exceptions) pending a ruling on class certification.

The suits seek damages based on the decline in our stock price following an announced restatement of earnings for the fourth quarter of 2000 and first quarter of 2001, alleging that our management knew or were reckless in not knowing the facts giving rise to the restatement. We are vigorously defending these lawsuits. We have directors and officers insurance coverage for an amount in excess of $100,000 up to $4 million, in respect of this period. We are not able to estimate at this time the potential amounts that could be awarded to the plaintiffs in this matter. Although management believes our insurance coverage is sufficient in respect to any amounts that may be awarded, we cannot assure you that the final resolution will fall within our insurance coverage amounts. We have met our deductible with the legal fees that have been incurred to date. Additional legal fees will be paid by the insurer up to our policy limits.

There is a risk that we will be held responsible for some or all of the $4.2 million liability of a bankrupt subsidiary.

We consolidate the net liabilities of Alliance, a bankrupt subsidiary that is no longer in operation, in our consolidated financial statements. It is possible that we could be held responsible for some or all of this amount, and, depending upon the outcome of the bankruptcy proceedings, potentially a larger amount.

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

The price at which our common stock trades may be volatile. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of health care companies. The market price of our common stock may be influenced by many factors, including:

•	our operating and financial performance;

•	variances in our quarterly financial results compared to research analyst expectations;

•	the depth and liquidity of the market for our common stock;

•	future sales of common stock or the perception that sales could occur;

•	investor perception of our business and our prospects;

•	developments relating to litigation or governmental investigations;

•	changes or proposed changes in health care laws or regulations or enforcement of these laws and regulations, or announcements relating to these matters; or

•	general economic and stock market conditions.

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

At December 31, 2005, 15,877,524 shares of our common stock were outstanding. There are 120,183 shares of our common stock that may be issued under our 1998 employee stock purchase plan. As of December 31, 2005, 1,048,275 shares of our common stock were issuable upon the exercise of stock options which were outstanding but not exercisable, 723,093 shares of our common stock were issuable upon the exercise of stock options which were outstanding and exercisable, and 38,000 shares of our common stock were issuable upon the exercise of outstanding warrants. The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public or the perception that substantial sales could occur. These sales also may make it more difficult for us to sell common stock in the future to raise capital.

We do not anticipate paying dividends on our common stock in the foreseeable future, and you should not expect to receive dividends on shares of our common stock.

We do not pay dividends and intend to retain all future earnings to finance the continued growth and development of our business. In addition, we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future payment of cash dividends will depend upon our financial condition, capital requirements, earnings, and other factors deemed relevant by our board of directors. Under the terms of our credit facility, we are restricted from paying cash dividends and making other cash distributions to our stockholders.

Our Board of Directors may use anti-takeover provisions or issue stock to discourage control contests.

Our Certificate of Incorporation authorizes us to issue up to 30.0 million shares of common stock and 5.0 million shares of undesignated Preferred Stock. Our Board of Directors may cause us to issue additional stock to discourage an attempt to obtain control of the Company. For example, shares of stock could be sold to purchasers who might support the Board of Directors in a control contest or to dilute the voting or other rights of a person seeking to obtain control. In addition, the Board of Directors could cause us to issue Preferred Stock entitling holders to:

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

We have implemented other anti-takeover provisions or provisions that could have an anti-takeover effect, including (1) advance notice requirements for director nominations and stockholder proposals and (2) a stockholder rights plan, also known as a “poison pill.” These provisions, and others that the Board of Directors may adopt hereafter, may discourage offers to acquire us and may permit our Board of Directors to choose not to entertain offers to purchase us, even if such offers include a substantial premium to the market price of our stock. Therefore, our stockholders may be deprived of opportunities to profit from a sale of control.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company received a comment letter from the Securities and Exchange Commission (“SEC”) on December 5, 2005 related to Amedisys, Inc. Form 10-K for the Fiscal Year Ended December 31, 2004 and Form 10-Q for the period ended September 30, 2005. The Company and the SEC have one unresolved staff comment and the Company is continuing to work with the SEC to provide additional information on this sole remaining issue which has no impact on the Company’s previously reported current assets, net income, total net cash flows, or changes in stockholders’ equity for any period presented.

In its 2004 Form 10-K filing, the Company recorded in its 2003 and 2002 Consolidated Statements of Cash Flows approximately $6.3 million and $3.4 million, respectively, in repayments to Medicare in Cash Flows from Financing Activities. The SEC has questioned whether these transactions should have been reflected as Cash Flows from Operating Activities.

Should the Company be unsuccessful in providing sufficient information to the SEC regarding this unresolved staff comment, the Company may be required to amend its 2005 and 2004 Form 10-K’s to restate its Consolidated Statements of Cash Flows for 2003 and 2002.

ITEM 2.	PROPERTIES

We own land and a building in Baton Rouge, Louisiana where we are constructing a corporate office and anticipate that the property will be ready for occupancy in late 2006.

We lease the property for our 208 home care offices, 13 hospice offices and our current corporate offices.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are defendants in lawsuits arising in the ordinary course of our business. Based on current knowledge, we believe that the resolution of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

Alliance Home Health, Inc. (“Alliance”), a wholly owned subsidiary (which was acquired in 1998 and ceased operations in 1999), filed for Chapter 7 Federal bankruptcy protection with the United States Bankruptcy Court in the Northern District of Oklahoma in September 2000. A trustee was appointed for Alliance in 2001. The accompanying consolidated financial statements continue to include the net liabilities of Alliance of $4.2 million until the contingencies associated with the liabilities are resolved.

In 1999, we discovered questionable conduct involving the former owner of one of our agencies, which occurred between 1994 and 1997. We voluntarily disclosed the irregularities to the Department of Health and Human Services’ Office of the Inspector General (“OIG”) and on August 8, 2003, we signed both a Settlement Agreement and a Corporate Integrity Agreement with the OIG and Department of Justice, providing for payment of a financial settlement $1.2 million. The agreement is binding for a three-year period, requires that we maintain our existing Compliance Program and provides for enhanced training requirements, annual claims audits of the subject agency by an independent reviewer, and regular reporting to the OIG. It provides for stipulated penalties in the event of our non-compliance, including the possibility of exclusion from the Medicare program. We believe that these obligations will not materially affect our operations, or financial performance, over the period of the agreement, although no assurances can be provided that the ultimate cost will not be materially different. Management believes we were in compliance with the Corporate Integrity Agreement at December 31, 2005.

In November 2002, we elected to terminate our asset financing facility with NPF VI. The decision to terminate the facility was made in response to the failure of NPF VI to honor our request to remit $3.3 million in funds being held on our behalf in accordance with the terms of the facility. At that date, we determined that an amount of approximately $7.1 million was being held on behalf of us by NPF VI and, in response, engaged in correspondence with representatives of NPF VI in an effort to have these funds returned. On November 2, 2002, NPF VI declared bankruptcy and accordingly, we elected to reserve the amount of $7.1 million in the fourth quarter of fiscal 2002. We are taking legal and other action to recover the funds that have not been released to us. As of December 31, 2005, we had incurred total legal fees related to this matter of approximately $2.3 million, and we may incur substantial additional legal expenses in the future in connection with this matter. There can be no assurance that we will ultimately be successful in our efforts.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders in the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock has been traded on the NASDAQ National Market (“NASDAQ”) since April 2002. The following table sets forth the range of high and low sales prices for our common stock for the periods indicated as reported on NASDAQ:

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2005:
First Quarter	$34.13	$27.58
Second Quarter	36.78	28.93
Third Quarter	43.55	36.45
Fourth Quarter	46.69	33.46

Year Ended December 31, 2004:
First Quarter	$24.95	$13.47
Second Quarter	33.57	23.01
Third Quarter	33.06	23.07
Fourth Quarter	36.80	28.57

Holders. As of February 15, 2006, there were approximately 724 holders of record of our common stock.

Dividends. We have not declared or paid any cash dividends on our common stock or any other of our securities and do not expect to pay cash dividends for the foreseeable future. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. Our future decisions concerning the payment of dividends will depend upon our results of operations, financial condition and capital expenditure plans, as well as such other factors as the board of directors, in its sole discretion, may consider relevant. In addition, our existing indebtedness restricts, and we anticipate our future indebtedness may restrict, our ability to pay dividends.

Equity Compensation Plan Information:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security stockholders	1,086,274	$21.32	411,612

We do no maintain any equity compensation plans that were not approved by our shareholders.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data presented below is derived from audited financial statements for each of the years ended December 31, 2001 through December 31, 2005. It should be read in conjunction with the consolidated financial statements and related notes attached hereto, the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and other financial information that is included as a part of this filing.

	2005	2004	2003	2002	2001
	(Dollar amounts in thousands, except per share data)
Statement of Operations Data:
Net service revenue	$381,558	$227,089	$142,473	$129,424	$110,174
Cost of service revenue (excluding amortization and depreciation)	163,032	96,078	58,554	58,244	49,046

Gross margin	218,526	131,011	83,919	71,180	61,128
General and administrative expenses	168,424	97,633	69,581	64,700	53,665

Operating income	50,102	33,378	14,338	6,480	7,463
Other expense, net	(1,362)	(19)	(711)	(9,013)	(2,167)
Income tax (expense) benefit	(18,638)	(12,855)	(5,220)	3,285	(220)

Income from continuing operations	$30,102	$20,504	$8,407	$752	$5,076

Income from continuing operations per diluted share	$1.88	$1.51	$0.83	$0.08	$0.68

	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Total current assets	$92,340	$118,890	$49,596	$23,223	$28,263
Total assets	339,997	199,733	92,473	58,959	60,854
Total current liabilities	99,955	41,976	34,018	31,755	46,623
Total long-term obligations	47,443	9,284	7,056	10,241	10,856
Total stockholders’ equity	192,599	148,473	51,399	16,963	3,309

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited consolidated financial statements and the related notes included elsewhere in this Report and with the Risk Factors. The discussion contains forward-looking statements that involve risks and uncertainties. For a detailed discussion on this topic, refer to our opening comments at the beginning of this Form 10-K.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, collectibility of accounts receivable, reserves related to insurance and litigation, intangible assets and contingencies. We base our estimates on our historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may vary from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of our consolidated financial statements.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Amedisys, Inc. and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in these consolidated financial statements. Business combinations accounted for as purchases are included in the Consolidated Financial Statements from the respective dates of acquisition.

Revenues

We earn revenues through our home health care and hospice agencies by providing a variety of services in the homes of our patients. We are dependent on reimbursement from Medicare for a significant portion of our revenues. We derived approximately 93% of our net service revenue from the Medicare system and the remaining 7% from Medicaid, private insurance companies and private payors for each of the years ended December 31, 2005 and 2004.

Medicare Revenue Recognition

On October 1, 2000, Medicare began paying providers of home health care at fixed, predetermined rates for services and supplies bundled into 60-day episodes of home health care. An episode of home health care spans a 60-day period, starting with the first day a billable visit is furnished to a Medicare beneficiary and ending 60 days later. If a patient is still in treatment on the 60th day a new episode begins on the 61st day regardless of whether a billable visit is rendered on that day and ends 60 days later. The first day of a consecutive episode, therefore, is not necessarily the new episode’s first billable visit. A base episode payment is established by the Medicare Program through federal legislation for all episodes of care ended on or after the applicable time periods detailed below:

Period	Base episode payment (1)
October 1, 2002 through September 30, 2003	$2,159
October 1, 2003 through March 31, 2004	2,231
April 1, 2004 through December 31, 2004	2,213
January 1, 2005 through December 31, 2006	2,264

(1)	The actual episode payment rates, as presented in the table vary, depending on the home health resource groups (“HHRGs”) to which Medicare patients are assigned and the per episode payment is typically reduced or increased by such factors as the patient’s clinical, functional, and services utilization characteristics.

Under the Prospective Payment System (“PPS”) for Medicare reimbursement, net revenues are recorded based on a reimbursement rate that varies based on the severity of the patient’s condition, service needs and other factors. Net revenues are recorded as services are rendered to patients over the 60-day episode period. At the end of each month, a portion of our revenue is estimated for episodes in progress.

Medicare reimbursement, on an episodic basis, is subject to adjustment if there are significant changes in the patient’s condition during the treatment period or if the patient is discharged but readmitted to another agency within the same 60-day episodic period. Revenue recognition under the Medicare reimbursement program is based on certain variables including, but not limited, to: (i) changes in the base episode payments established by the Medicare Program; (ii) adjustments to the base episode payments for partial episodes and for other factors, such as case mix, geographic wages, low utilization and intervening events; and, (iii) recoveries of overpayments. Adjustments to revenue result from differences between estimated and actual reimbursement amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk.

Revenue recognition for episodes in progress is estimated based upon historical trends. We continuously compare the estimated Medicare reimbursement amounts recorded to the actual Medicare reimbursement received. Historically, any difference between estimated amounts recorded and actual amounts received from Medicare has been immaterial. Management believes based on information available and our judgment that changes to one or more of the factors that impact the accounting estimate, which are reasonably likely to occur from period to period, will not materially impact either our reported financial results, our liquidity or our future financial results.

The main impact would be current legislation impacting our reimbursement rates. We are currently unaware of any such proposals.

Deferred revenue of approximately $26.9 million and $14.9 million relating to the Medicare PPS program was included as a reduction to our accounts receivable in the Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004, respectively, since only a nominal amount of deferred revenue represents cash collected in advance of providing services.

Hospice Revenue Recognition

Hospice is generally billed to Medicare weekly for discharged patients and monthly for ongoing care. Each hospice provider is subject to payment caps for inpatient services, and the cap is based on inpatient days which cannot exceed 20% of all Medicare hospice days.

Overall Medicare reimbursement is also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of each hospice cap period. On a monthly and quarterly basis, we estimate our potential cap exposure using information available for both inpatient day limits as well as per beneficiary cap amounts. The total cap amount for each provider is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory amount that is indexed for inflation. The per beneficiary cap amount was $19,778 and $19,636 for the twelve month periods ending October 31, 2005 and 2004, respectively. Any amounts received in excess of the per beneficiary cap must be refunded to Medicare within fifteen days.

We have settled all years through October 31, 2004 without exceeding any of the cap limits and we believe that, based upon our calculations and historical experience, we have not exceeded any of the cap limits and will have no amounts due the fiscal intermediary for the cap period ending October 31, 2005, which is expected to be settled in the second quarter of 2006.

Management believes that changes to one or more of the factors that impact the accounting estimate for hospice revenue, which are reasonably likely to occur from period to period, will not materially impact either our reported financial results, our liquidity or our future financial results.

Medicaid Revenue Recognition

Medicaid, a program jointly funded by federal, state, and local governmental health care programs, is designed to pay for certain health care and medical services provided to low income individuals without regard to age. Revenue is recognized ratably over the period in which services are provided.

Private Insurance Companies and Private Payor Revenue Recognition

We have entered into agreements with third party payors that provide payments for services rendered at amounts different from established rates. Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established rates or estimated reimbursement rates, as applicable. Allowances and contractual adjustments are recorded for the difference between the established rates and the amounts estimated to be payable by third parties and are deducted from gross revenue to determine net service revenue. Net service revenue is the estimated net amounts realizable from patients, third party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements. Revenue is recorded as services are rendered and is based upon discounts from established rates. We receive less than one percent of our net revenues from private payors and self-pay patients.

Collectibility of Accounts Receivable

In the year ended December 31, 2005, our accounts receivable increased, net of the allowance for doubtful accounts, to $68.1 million from $24.5 million at December 31, 2004. This increase, which also resulted in an increase to our days revenue outstanding, was due to the increases in net service revenue primarily as a result of both internal growth and acquisitions and to delays in billing associated with our acquisitions, particularly with respect to our hospice acquisitions.

As a result of the significant acquisitions in the latter half of 2005, our net revenues increased to $231.1 million from $122.8 million for the period July 1 to December 31 for the years ended 2005 and 2004, respectively, which also accounts for the accounts receivable growth.

We have experienced an increase in days revenue outstanding that primarily related to conversion issues surrounding our Housecall acquisition including conforming billing processes and procedures. In addition, we experienced delays in having the change of ownership from our Spectracare acquisition recognized by Medicare which has resulted in delays of our ability to receive reimbursement for services provided. Finally, our hospice reimbursement, which is now a larger portion of our outstanding accounts receivable, is generally subject to slower cash realization in comparison to our home health agencies.

The following schedule details our accounts receivable by payor class (dollars in thousands):

	Current	31-60	61-90	91-120	Over 120	Total
December 31, 2005
Medicare (1)	$10,112	$17,894	$11,541	$5,581	$11,608	$56,736
Medicaid	1,528	1,467	1,468	746	2,433	7,642
Private	3,537	1,284	1,222	1,090	9,015	16,148

Total	$15,177	$20,645	$14,231	$7,417	$23,056	80,526

Allowance for doubtful accounts						(12,387)

Net accounts receivable						$68,139

Days revenue outstanding (2)						62.3 Days

December 31, 2004
Medicare (1)	$940	$7,317	$7,456	$3,219	$2,578	$21,510
Medicaid	345	166	152	177	722	1,562
Private	1,243	700	543	320	2,351	5,157

Total	$2,528	$8,183	$8,151	$3,716	$5,651	28,229

Allowance for doubtful accounts						(3,751)

Net accounts receivable						$24,478

Days revenue outstanding (2)						40.3 Days

(1)	There was $5.1 million and $2.5 million pending approval of the Change of Ownership by the Center for Medicare Services (“CMS”) as of December 31, 2005 and 2004, respectively. We believe all amounts to be collectible.
(2)	Due to our significant acquisitions and our internal growth, our calculation for days revenue outstanding is derived by dividing the ending gross accounts receivables at December 31, 2005 and 2004 by the average daily net patient revenues for the three-month periods ended December 31, 2005 and 2004, respectively.

The process for estimating the ultimate collectibility of accounts receivable involves judgment, with the greatest subjectivity relating to non-Medicare accounts receivable. We currently record an allowance for uncollectible accounts on a percentage of earned revenue basis unless a specific issue is noted, at which time an adjustment to the allowance may be recorded. The percentage of revenue that we reserve is significantly higher for Medicaid, private insurance and self-pay patients than for Medicare and is based upon historical collection experience.

Our collection process begins with a concerted effort to ensure that our billing is accurate. We derived approximately 93% of our net service revenue from the Medicare system for each of the years ended December 31, 2005 and 2004 with a 99% cash collection realization on Medicare receivables. Our pre-billing process includes an electronic Medicare claim review referred to as a scrubber to improve the quality of filed claims data in an effort to reduce the volume of collection effort on these accounts. Non-Medicare accounts are billed based upon payor requirements and include multiple third party payors. We routinely perform pre-billing reviews to improve the quality of filed claims and have installed multiple checkpoints when claims are not processed timely. For 2005, our self-pay revenue represented less than 2% of our non-Medicare revenue and approximately .01% of our total revenue and is considered immaterial. For non-Medicare third party payors and for self-pay, if payment has not been received within prescribed periods, collection personnel contact payors to determine why payment has not been made and claims are resubmitted if necessary. Collections personnel also bill patients for any co-payments and make a good faith effort to collect these amounts. There are a very small number of contracts that require a patient co-payment. If a claim has been denied, an appeal is filed with the payor. If, through individual review of accounts, it is determined that all efforts have been exhausted a write-off is generated. We have historically elected not to litigate uncollected self-pay amounts but may do so in the future. We have authorizations required to initiate and post these write offs to our system. Accounts are written off against the allowance only when all collection efforts have been exhausted and such determination may take up to 48 months.

Insurance

We are obligated for certain costs under various insurance programs, including workers’ compensation, employee health and welfare and professional liability, and while we maintain various insurance programs to cover these risks, we are self-insured for a substantial portion of our potential claims. We recognize our obligations associated with these costs in the period in which a claim is incurred, including with respect to both reported claims and claims incurred but not reported, up to specified deductible limits. We have engaged an independent actuarial firm to assist us in the quantification of losses associated with our incurred but not reported claims. Such estimates, and the resulting reserves, are reviewed and updated on a quarterly basis.

Our worker compensation plan has a $250,000 deductible per claim, and we have elected to either fund our carrier with a letter of credit or a deposit for the purpose of guaranteeing the payment of claims. Our deposits may be depleting or non-depleting. A depleting deposit allows the carrier to draw upon the funds in order to pay the claims. Where we have provided a non-depleting deposit, the carrier invoices us each month for reimbursement of claims that they have paid. For carriers funded by a letter of credit and carriers where our deposit is deemed not sufficient to satisfy our total estimated obligation, we record an accrued liability for the portion of the estimated obligation that exceeds the amount of cash held by the carrier. For the years ended December 31, 2005 and 2004, deposits on hand at the carriers net of claims already paid was $9.0 million and $3.4 million respectively and outstanding letters of credit that totaled $0.1 million and $0.2 million, respectively. In addition, for the years ended December 31, 2005 and 2004, our accrual for estimated liabilities was $8.4 million and $2.7 million, respectively. The increases were primarily the result of our acquisitions.

We are self-insured for health claims up to contractual policy limits. Claims in excess of $125,000 per incident are insured by third party reinsurers. We had accrued a liability of approximately $2.5 million and $1.9 million at December 31, 2005 and 2004, respectively, for both outstanding and incurred but not reported claims based on historical experience.

We maintain professional liability insurance coverage for medical malpractice with aggregate annual limits of $3.0 million and a deductible of $100,000 per occurrence. Effective August 2005, we increased the limits on our excess liability policy, which has a $50,000 deductible, to $10.0 million from $5.0 million.

We maintain directors’ and officers’ insurance and effective July 2005, increased our annual aggregate limits to $15.0 million from $10.0 million.

In the case of potential liability with respect to professional liability, employment and other matters where litigation may be involved, or where no insurance coverage is available, our policy is to use advice from both internal and external counsel as to the likelihood and amount of any potential cost. Such estimates, and the resulting reserves, are reviewed and updated on a quarterly basis. We maintained reserves for all legal claims including an amount for professional liability claims incurred but not yet reported of $1.5 million and $1.8 million at December 31, 2005 and December 31, 2004, respectively.

While we believe that our present insurance coverage and reserves are sufficient to cover currently estimated exposures, there can be no assurance that we will not incur liabilities in excess of recorded reserves or in excess of our insurance limits.

Goodwill and Other Intangible Assets

We perform impairment tests of goodwill and indefinite lived assets as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The impairment analysis requires numerous subjective assumptions and estimates to determine fair value of the respective reporting units as required by SFAS No. 142. As of December 31, 2005, we completed our quarterly impairment review and determined that no impairment charge was required. Depending on level of sales, our liquidity and other factors, we may be required to recognize impairment charges in the future.

Income Taxes

We use the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with SFAS 109, Accounting for Income Taxes. Our deferred tax calculation requires us to make certain estimates about future operations. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date.

Medicare Settlement Issues

Prior to October 1, 2000, reimbursement of Medicare home care nursing services was based on reasonable, allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System established through the Balanced Budget Act of 1997. These costs were reported in annual cost reports that were filed with the CMS and were subject to audit by the fiscal intermediary engaged by CMS. The fiscal intermediary has not finalized its audit of the fiscal 2000 cost reports. Furthermore, settled cost reports relating to certain years prior to fiscal 2000 could be subject to reopening of the audit process by the fiscal intermediary. Included in our reserves is an obligation of a wholly owned subsidiary that is currently in bankruptcy, and it is not clear whether we will have any responsibility for that amount if the debt of the subsidiary is discharged in bankruptcy. Although we believe that established reserves are sufficient, it is possible that adjustments resulting from such audits and the final resolution of our potential obligation related to the bankruptcy could result in adjustments to our consolidated financial statements that are different from our established reserves.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock Based Compensation. SFAS 123R supersedes Accounting Principles Bulletin (“APB”) No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. The Company is required to adopt Statement 123R on January 1, 2006 using the modified prospective method. Upon adoption, two transition methods are available. Under the modified-prospective method, companies will be required to apply the provisions of SFAS 123R to all share-based payments that are granted, modified or settled after the date of adoption. Under the modified-retrospective transition method, companies may restate prior periods by recognizing compensation cost in the amounts previously reported in the pro-forma footnote disclosures required by SFAS 123. New awards and unvested awards would be accounted for in the same manner as the modified-prospective method. The Company plans to reflect the adoption of SFAS 123R in the interim consolidated financial statements for the first quarter of 2006 using the modified prospective method of application. Based upon our initial analysis, we do not believe that the adoption of this pronouncement will have a material impact on our future operating results.

Overview

We are a multi-state provider of home health care and hospice services. As of December 31, 2005, we operated 208 Medicare-certified home health agencies and 13 Medicare-certified hospice agencies in 16 states primarily located in the southern and southeastern United States. We are highly dependent on our relationship with Medicare and a material portion of our business is subject to the government regulation of Medicare. We derived approximately 93% of our net service revenue from the Medicare system and the remaining 7% from Medicaid, private insurance companies and private payors for each of the years ended December 31, 2005 and 2004.

Recent Developments

We added, after giving consideration to the merger of existing locations, a net total of 75 home health care agencies and 9 hospice offices through a series of acquisitions in 2005. We also opened 25 new home health care agencies and 2 new hospice offices. We refer to the opening of new locations as start-ups. We funded our acquisitions through the issuance of a $75.0 million senior credit facility comprised of a $50.0 million five year term loan and a $25.0 million revolver loan (“revolver”), $4.1 million in promissory notes and working capital generated by our operating activities. As of December 31, 2005, we had full availability of our revolver, owed $47.5 million on our term loan and were in compliance with all of the covenants of our senior credit facility.

On January 5, 2006, we acquired certain assets of seven home health agencies in central Oklahoma for a total purchase price of $2.7 million that included $2.1 million in cash and a three-year promissory note of $0.6 million. On January 5, 2006, we also acquired an Oklahoma based therapy staffing agency for a total purchase price of $2.5 million that included $1.75 million in cash and a three-year promissory note of $0.75 million. These agencies are not included in the results of our 2005 operations or in the number of acquisitions that we acquired in 2005.

Each of the following acquisitions was completed in order to pursue our strategy of achieving market prominence in the southern and southeastern United States by expanding our service base and enhancing our position in certain geographic areas as a leading provider of home health nursing services. The purchase price of each acquisition was determined based on our analysis of comparable acquisitions and expected cash flows. Goodwill generated from the acquisitions was recognized given the expected contributions of each acquisition to the overall corporate strategy and is fully tax deductible. Each of the acquisitions completed was accounted for as a purchase and are included in our financial statements from the respective acquisition date.

Summary of 2005 Acquisitions

In November 2005, we acquired certain assets and certain liabilities of a single home health agency in Lexington, North Carolina for $2.2 million in cash. In connection with the acquisition, we recorded substantially the entire purchase price as goodwill ($1.9 million) and other intangibles ($0.3 million) in the fourth quarter of 2005.

In August 2005, we acquired certain assets and certain liabilities of SpectraCare, a home health provider with nine agencies in Ohio, Indiana and the CON states of Kentucky and Tennessee, for $13 million in cash. As a part of the purchase agreement, $2.0 million of the total purchase price was placed in escrow for a period up to two years and $750,000 of the total purchase price was contingent upon the achievement of certain milestones. As of December 31, 2005, we had asserted no claims against the escrow and none of the milestones had been achieved. We recorded substantially all of the purchase price as goodwill ($12.0 million) and other intangibles ($1.5 million).

In August 2005, we acquired certain assets and certain liabilities of NCARE, Inc., a home health provider with two agencies in Newport News and Chesapeake, Virginia, for $1.5 million in cash and the issuance of a $0.7 million note payable to the seller. We recorded substantially all of the purchase price as goodwill ($2 million) and other intangibles ($0.2 million) in the third quarter of 2005.

In July 2005, we acquired the stock of HMR Acquisition, Inc., the parent holding company of Housecall Medical Resources, Inc. (“Housecall”), a privately-held provider of home care services with 57 home health agencies and nine hospice agencies in the states of Tennessee, Florida, Kentucky, Indiana and Virginia for a total purchase price of approximately $106.8 million, of which $11.0 million was placed in escrow. We have notified the previous owners of approximately $1.1 million in claims related to potential Medicare liabilities that we may pursue against escrowed funds, but no definitive settlement has been reached. The acquisition was completed on July 11, 2005, and we incurred approximately $1.8 million in closing costs associated with the acquisition. The aggregate purchase price was allocated to the assets acquired and liabilities assumed based upon a preliminary estimate of their fair values as determined by a valuation performed by an independent national firm. We anticipate that the valuation will be finalized during the first quarter of 2006. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets was allocated to goodwill. Our goodwill as recognized is the excess of purchase price over the fair value of the identifiable net tangible and intangible assets acquired at the date of acquisition. We believe that the acquisition provides a market presence complementary to existing geographic markets for our home health business as well as establishing a meaningful entry into the hospice business with an assembled work force which is included as a component of goodwill. The following table summarizes the estimated fair values of the Housecall assets acquired and liabilities assumed in July 2005. The allocation of the purchase price is subject to refinement based upon finalization of the valuation.

Accounts receivable, net	$14,137
Property and equipment	1,674
Goodwill	96,579
Intangible assets	3,526
Deferred taxes	10,139
Other assets	6,455
Current liabilities	(19,742)
Long-term obligations	(4,209)

$108,559

The following table contains pro forma consolidated income statement information as if the Housecall transaction occurred January 1, 2004 (Dollar amounts in thousands except per share data):

	2005	2004
Net service revenue	$435,164	$330,431
Operating income	53,125	34,841
Net income	28,584	12,493
Basic earnings per share	1.83	0.96
Diluted earnings per share	1.79	0.92

The pro forma information presented above is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred if the transaction described had occurred as presented. In addition, future results may vary significantly from the results reflected in such information.

In June 2005, we acquired certain assets and certain liabilities of two Tennessee-based home health agencies from Saint Thomas Health Services for $3.0 million in cash and the issuance of a $0.5 million note payable to the seller. We recorded substantially the entire purchase price as goodwill ($2.8 million) and other intangibles ($0.6 million) in the second quarter of 2005.

In May 2005, we entered into an agreement to purchase certain assets and certain liabilities of a single home health agency in Collins, Mississippi from Covington County Hospital for $1.0 million in cash. We recorded substantially all of the purchase price as goodwill ($0.8 million) and other intangible assets ($0.2 million) in the second quarter of 2005.

In March 2005, we acquired certain assets and certain liabilities of a single home health agency from the North Arundel Hospital Association in Maryland for $3.0 million in cash and the issuance of a $0.9 million note payable to the seller. In connection with the acquisition, we recorded substantially all of the purchase price as goodwill ($3.5 million) and other intangibles ($0.4 million) in the first quarter of 2005.

In February 2005, we purchased certain assets and certain liabilities of 10 home health agencies from several affiliated companies operating as Winyah Health Care Group in South Carolina for $13.0 million in cash, 50,744 shares of Amedisys restricted stock valued at $1.5 million, and the issuance of a $2.0 million note payable to the seller. In connection with the acquisition, we recorded substantially all of the purchase price as goodwill ($14.0 million) and other intangibles ($2.2 million) in the first quarter of 2005.

Results of Operations

The following table sets forth, for the periods indicated, certain items included in our Consolidated Income Statement as a percentage of our net service revenue:

	2005	2004	2003
	(In percentages)
Net service revenue	100.00	100.00	100.00
Cost of service revenue (excluding amortization and depreciation)	42.73	42.31	41.10

Gross margin	57.27	57.69	58.90
General and administrative expenses:
Salaries and benefits	24.50	25.06	28.95
Other	19.64	17.93	19.88

Total general and administrative expenses	44.14	42.99	48.83

Operating income	13.13	14.70	10.07
Other expense, net	(0.36)	—	(0.50)

Income before income tax expense	12.77	14.70	9.57
Income tax expense	4.88	5.67	3.66

Net income	7.89	9.03	5.91

Years Ended December 31, 2005 and 2004

Net Service Revenue

We derived approximately 92.8% of our net service revenue for the year ended December 31, 2005 from Medicare as compared to 92.6% for the year ended December 31, 2004 which is considered comparable.

Net service revenue increased $154.5 million, or 68.0% for the twelve months ended December 31, 2005, as compared to the same period in 2004. This increase is due to a 68.3% increase in Medicare revenue of $143.4 million, and a 64.4% increase in revenue from non-Medicare payors of $10.8 million. Of the 68.3% increase in Medicare revenue, $16.1 million is attributable to the hospice business. Of the remaining $127.3 million balance of this increase, $60.1 million is attributable to acquisitions completed after January 1, 2005 with the exception of the hospice revenue mentioned above The remaining $67.2 million reflects increases in Medicare patient admissions.

Total patient admissions for the year ended December 31, 2005 totaled 99,642 and increased from the prior year admissions by 61.5%. Medicare patient admissions increased to 80,708, representing an increase of approximately 57.1% over the twelve months ended December 31, 2004.

The 57.1% increase in Medicare admissions for the most recent yearly comparative period is comprised of internal growth in admissions of 18.5% with acquisitions contributing growth of approximately 38.6%. In 2005, we defined internal growth to include growth from operating locations owned by us for more than twelve months, any start up locations initiated and from those acquisitions where the monthly Medicare admissions at the acquired locations did not exceed 30 of our total admissions in the month of acquisition. Internal growth of 18.5%, including growth from new locations, arises from a combination of enhanced effectiveness of the sales force, increased size of the sales force, the introduction of additional disease management programs, and ongoing referral source education efforts. Admissions from non-Medicare payors increased by 83.4% to 18,972 in the twelve months ended December 31, 2005 from 10,344 in the same period in 2004, primarily as a result of acquisitions.

Cost of Service Revenue

Cost of service revenue for the twelve months ended December 31, 2005 increased by $67.0 million, or 69.7%, as compared to the same period in 2004. Of this increase, $8.7 million is attributable to the hospice business. The balance of the increase, $58.3 million, is attributable to an increase of approximately 0.8 million home health care visits in 2005 to a total of approximately 1.5 million, representing a 55.9% increase over the prior year and by a 4.3% increase in the cost per visit. The number of visits increased by 55.9% as a result of a 65.0% increase in visits for non-Medicare patients and a 54.8% increase in the number of visits to Medicare patients. This increase in the number of visits to Medicare patients is due to an increase in the average number of patients on service at month end during the most recent year of approximately 17,357 when compared with approximately 10,876 in the comparable period of 2004. The 4.3% increase in the cost per visit is attributable to higher rates of pay and benefits for visiting staff, including those at the acquired locations. Typically, our acquisitions take up to 12 months to reach the labor efficiencies of existing operations.

Excluding the hospice business, cost of service revenue as a percent of net service revenue, increased approximately 0.1%, in large part due to the increased cost per visit as described above.

General and Administrative Expenses

General and administrative expenses increased by $70.8 million, or 72.5%, in the year ended December 31, 2005, as compared to 2004. This increase is primarily attributable to $35.6 million of general and administrative expenses incurred by our acquisitions finalized since January 1, 2005. The remaining balance of $35.2 million includes: increased personnel costs of $14.9 million related to additional operational and corporate staff necessitated by our internal growth and acquisitions; other increases of $7.8 million, including increases with respect to supplies, rent, and professional fees; a $2.4 million increase in depreciation and amortization, primarily as a result of higher amortization associated with intangible assets attributable to the acquisitions; and an increase in travel and related costs of $5.5 million, particularly with respect to operational and corporate training meetings and new employee orientation sessions undertaken for all employees.

As a percentage of net service revenue, general and administrative expenses increased 1% to 44% in 2005 from 43% in 2004.

Operating Income

We had operating income of $50.1 million for the twelve months ended December 31, 2005, as compared with $33.4 million in the same period of 2004. This increase is attributable to internal growth, acquisitions and the operational efficiencies.

Other Income and Expense, Net

Net other expense increased to $1.4 million for the twelve months ended December 31, 2005 as compared to $19,000 in 2004. This increase in net other income and expense is primarily attributable to a $2.4 million current year increase in interest expense due to increased levels of debt offset by a $0.9 million increase in interest income from increased levels of cash and cash equivalents and a $0.1 increase in miscellaneous expense.

Income Tax Expense

Income tax expense of $18.6 million and $12.9 million was recorded for the twelve months ended December 31, 2005 and 2004, respectively. An effective income tax rate of approximately 38.24% and 38.5% was recorded for the years ended December 31, 2005 and 2004, respectively.

Years Ended December 31, 2004 and 2003

Net Service Revenue

Approximately 93% of our net service revenue for the year ended December 31, 2004 was derived from Medicare, compared to 91% for the previous year. Included in the net service revenue is $4.0 million, or 2% of total net service revenue, for services provided by our hospice business acquired in the second quarter of 2004 from Tenet Healthcare.

With respect to the home health nursing operations, we are paid by Medicare based on completed episodes of care. An episode of care may arise from either a new admission, or by a physician ordering additional episodes of care for an existing patient. For each episode of care, we receive the applicable amount for each patient’s diagnoses, location and severity of illness, we are generally paid on a per visit basis for each patient admission.

Net service revenue increased $84.6 million, or 59%, for the twelve months ended December 31, 2004, as compared to the same period in 2003. This increase is due to a 62% increase in Medicare revenue of $80.3 million, and a 34% increase in revenue from non-Medicare payors of $4.3 million. Of the 62% increase in Medicare revenue, $3.0 million is attributable to the hospice business. Of the remaining $77.3 million balance of this increase, $31.5 million is attributable to acquisitions completed after January 1, 2003 with the exception of the hospice revenue mentioned above. The remaining $45.8 million reflects increases in Medicare patient admissions and a 4% improvement in revenue per episode. Substantially all of the 4% improvement in revenue per episode is due to internal improvements and analysis of episodes of care. In the fourth quarter of 2004, we determined that amounts previously reserved against revenue in 2001 and 2003 ($0.6 million and $0.5 million, respectively) were no longer necessary as a consequence of consistent application of our revenue recognition policy, the conversion of all Metro locations, acquired in August 2003, to our systems, and the commencement of appropriate billing procedures for our hospice acquisitions. The reversal of these reserves increased net service revenues by $1.1 million in the fourth quarter of 2004.

Total patient admissions for the year ended December 31, 2004 totaled 61,700 and increased from the prior year admissions by 43%. Medicare patient admissions increased to 51,400, representing an increase of approximately 48% over the twelve months ended December 31, 2003.

The 48% increase in Medicare admissions for the most recent yearly comparative period is comprised of internal growth in admissions of 28% with acquisitions contributing growth of approximately 20%. We define internal growth to include growth from operating locations owned by us for more than twelve months, any start up locations initiated and from those acquisitions where the monthly Medicare admissions at the acquired locations does not exceed 1% of our total admissions in the month of acquisition. Internal growth of 28%, including growth from new locations, arises from a combination of enhanced effectiveness of the sales force, increased size of the sales force, the introduction of additional disease management programs, and ongoing referral source education efforts. Admissions from non-Medicare payors increased by 25% from 8,300 in the twelve months ended December 31, 2003 to 10,300 in the same period in 2004, primarily as a result of acquisitions.

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

General and Administrative Expenses

General and administrative expenses increased by $28.1 million, or 40%, in the year ended December 31, 2004, as compared to 2003. This increase is primarily attributable to $14.2 million of general and administrative expenses incurred by our acquisitions finalized since January 1, 2004. The remaining balance of $13.9 million includes: increased personnel costs of $5.7 million related to additional operational and corporate staff necessitated by our internal growth and acquisitions; other increases of $1.9 million, including increases with respect to supplies, rent, and professional fees; a $0.8 million increase in depreciation and amortization, primarily as a result of higher amortization associated with intangible assets attributable to the acquisitions; and an increase in travel and related costs of $3.0 million, particularly with respect to operational and corporate training meetings and new employee orientation sessions undertaken for all employees. In addition, severance costs of $0.5 million pursuant to agreements reached with certain employees were accrued in the fourth quarter of 2004.

As a percentage of net service revenue, general and administrative expenses decreased 6% to 43% in 2004 from 49% in 2003.

Operating Income

We had operating income of $33.4 million for the twelve months ended December 31, 2004, as compared with $14.3 million in the same period of 2003. This increase is attributable to internal growth, acquisitions and the operational efficiencies discussed above.

Other Income and Expense, net

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

Income Tax Expense

Income tax expense of $12.9 million and $5.2 million was recorded for the twelve months ended December 31, 2004 and 2003, respectively. An effective income tax rate of approximately 38.5% and 38.0% was recorded for the years ended December 31, 2004 and 2003, respectively.

Liquidity and Capital Resources

Cash Flows

Operating Activities. Cash provided by operating activities was $43.5 million in 2005. This primarily consisted of a net income of $30.1 million that was increased by $7.0 million in depreciation and amortization, $5.1 million in bad debts, $7.4 million in deferred income taxes, $1.1 million in inventory write offs and $3.3 million in tax benefits related to stock options and partially offset by a decrease of $10.1 million in working capital. A significant portion of our changes in working capital was acquisition related. Cash provided by operations was $29.7 million and $22.1 million for 2004 and 2003, respectively.

Investing Activities. Cash used in investing activities was $132.7 million for 2005. This primarily consisted of $144.5 million related to our acquisitions including Housecall and Spectracare and $20.4 million in the purchase of capital assets. Cash used in investing activities was $67.0 million and $8.3 million for 2004 and 2003, respectively.

Financing Activities. Cash provided by financing activities was $48.7 million and primarily related to the issuance of a five-year term loan under our senior credit facility that was used to finance a portion of our acquisitions. Cash provided by financing activities was $65.7 million and $11.5 million for 2004 and 2003, respectively.

Liquidity

As of December 31, 2005, we had $17.2 million in cash and cash equivalents and $53.2 million in indebtedness related to our senior credit facility and promissory notes that we incurred primarily as a result of our acquisitions, as discussed in Recent Developments. We have full availability of our $25.0 million revolver loan and are in compliance with all of the covenants of our senior credit facility at December 31, 2005.

As of December 31, 2005, we had $0.1 million in outstanding letters of credit, related to our workers’ compensation insurance. In February 2006, we issued a letter of credit amounting to $2.5 million related to our 2006 workers’ compensation policy year.

In January, 2006, we acquired, in two separate transactions, seven home health agencies and a therapy staffing agency for a total of $5.2 million that included a $0.5 million deposit paid in November 2005, $3.35 million in cash and $1.35 million in three-year promissory notes.

In July 2005, we completed the acquisition of Housecall and financed a portion of the purchase price through the issuance of a $75 million senior credit facility, consisting of a $50 million five-year term loan and availability of up to $25 million in a three-year revolver. We fully utilized our term loan along with $20 million of the revolver to fund the Housecall acquisition and to pay in full and terminate an existing $15 million credit facility. Subsequently, through working capital, we fully satisfied our outstanding $20 million obligation under our revolver. As of December 31, 2005, we owed $47.5 million under our term loan, had availability under our revolver of $25 million and were in compliance with all of our covenants under the credit facility. In February 2006, we amended our credit facility to allow for $5.0 million in letters of credit in addition to our $25.0 million revolver.

In 2005, we purchased land and a building in Baton Rouge, Louisiana for $5.3 million that will be used to consolidate our corporate offices. The estimated cost in 2006 for the refurbishment is $15 million with a November 2006 anticipated completion date. Including the land and building, we incurred $20.4 million in capital expenditures in 2005 as compared to $5.2 million in 2004.

As a result of Hurricanes Katrina, Rita and Wilma, the United States Congress passed two tax acts during 2005 intended to provide relief to those businesses affected by the hurricanes. Included is a provision that provides for the deferral of all federal income and payroll tax filings and the extension of payment deadlines until February 28, 2006. As of December 31, 2005, we owed approximately $1.2 million in state income taxes and $18.8 million in payroll taxes that we have elected to defer until such time as it was due on February 28, 2006 and have reflected this amount as a current liability in our Consolidated Balance Sheets as of December 31, 2005.

Based on operating forecasts, we believe that we will have sufficient cash to fund our operations, debt service and capital requirements over the next twelve months. However, our liquidity is dependent upon a number of factors influencing forecasts of earnings and operating cash flows. These factors include patient growth, attaining expected results from acquisitions, certain assumptions of our reimbursement by Medicare and our ability to manage our operations based upon certain staffing formulas. Further we have certain other contingencies and reserves, including litigation reserves, recorded as liabilities in our accompanying Consolidated Balance Sheets that we may not be required to liquidate in cash during 2006. However, in the event that all liabilities become due within twelve months, we may be required to limit our acquisition activities, utilize our revolving credit facility, seek additional financing and/or sell operations on terms unfavorable to us.

Contractual Obligations and Medicare Liabilities

Our future contractual obligations related to long-term debt, capital lease obligations, and non-cancelable operating leases at December 31, 2005 were as follows:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Term loan	$47,500	$6,250	$33,750	$7,500	$—
Promissory notes	5,127	3,565	1,562	—	—
Capital leases	626	329	297	—	—

Operating leases	21,032	8,464	12,501	67	—
Medicare liabilities	10,551	10,551	—	—	—

	$84,790	$29,159	$48,110	$7,567	$—

Medicare Liabilities: Prior to the implementation of PPS on October 1, 2000, we recorded Medicare revenue at the lower of actual costs that considered the per visit cost limit or a per beneficiary cost limit on an individual provider basis. Under the previous Medicare cost-based reimbursement system, ultimate reimbursement under the Medicare program was determined upon final settlement of the annual cost reports. As of December 31, 2005, we estimate an aggregate payable to Medicare of $10.5 million for these cost reports for periods prior to October 1, 2000 that have not been settled, all of which is reflected as a current liability. The corresponding amount at December 31, 2004 was $9.3 million and the increase is solely related to liabilities assumed under certain 2005 acquisitions. Included in our Medicare payable is a $3.1 million obligation of a subsidiary that is being liquidated under bankruptcy. We continue to evaluate whether we will have any responsibility for the payment of the $3.1 million if the debt of the subsidiary is discharged in bankruptcy, but have been unable to arrive at a definitive determination.

NPF: In November 2002, we elected to terminate our asset financing facility with NPF VI. The decision to terminate the facility was made in response to the failure of NPF VI to honor our request to remit $3.3 million in funds being held on our behalf in accordance with the terms of the facility. At that date, we determined that an amount of approximately $7.1 million was being held on behalf of us by NPF VI and, in response, engaged in correspondence with representatives of NPF VI in an effort to have these funds returned. On November 2, 2002, NPF VI declared bankruptcy and accordingly, we elected to reserve the amount of $7.1 million in the fourth quarter of fiscal 2002. We are taking legal and other action to recover the funds that have not been released to us. As of December 31, 2005, we had incurred total legal fees related to this matter of approximately $2.3 million, and we may incur substantial additional legal expenses in the future in connection with this matter. There can be no assurance that we will ultimately be successful in our efforts.

Inflation

We believe that inflation has not impaired, and will not impair, our results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating. We have been subject to some interest rate risk on our senior secured borrowings and could be subject to interest rate risk on any future floating rate financing.

Our primary interest rate risk exposures relate to (i) the interest rate on long-term borrowings; (ii) our ability to refinance our debt at maturity at market rates; and (iii) the impact of interest rate movements on our ability to meet interest expense requirements and financial covenants under its debt instruments.

Our variable rate debt consists of borrowings made under our $75.0 million credit agreement that consists of a $25.0 million aggregate principal revolving loan commitment, of which $0 was outstanding as of December 31, 2005, and a $50.0 million term loan commitment, of which $47.5 million was outstanding as of December 31, 2005. The revolving loan and the term loan bear interest at a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.25% per year and the revolving loan also bears an unused commitment fee of 0.5%. For 2005, the weighted average interest rate under our outstanding debt was 6.15%.

A one percent increase (decrease) in the variable interest rate would result in a $0.3 million increase (decrease) in the related interest expense on an average annual basis based upon borrowings outstanding at December 31, 2005

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are listed under Item 15(a) of this annual report and are filed as part of this report on the pages indicated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to our Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2005, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”).

Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted by the Exchange Act, the scope of the evaluation excluded our 2005 acquisitions as listed in Note 2 to the Consolidated Financial Statements. Our 2005 acquisitions comprised 22.2% of total net service revenue, 23.6% of our operating expenses and 13.0% of our operating income for the year ended December 31, 2005. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Controls

There have been no changes in our internal control procedures over financial reporting that have occurred during the fiscal quarter ended December 31, 2005 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm—Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Amedisys, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Amedisys, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Amedisys, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Amedisys, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Amedisys, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Amedisys, Inc. excluded from its assessment of the effectiveness of Amedisys Inc.’s internal control over financial reporting as of December 31, 2005, the Company’s 2005 acquisitions as listed in Note 2 to the consolidated financial statements. The Company’s acquisitions comprised 22.2% of total net service revenue, 23.6% of total operating expenses (combination of cost of service revenue and total general and administrative expenses) and 13.0% of total operating income for the year ended December 31, 2005. Our audit of internal control over financial reporting of Amedisys, Inc. also excluded an evaluation of the internal control over financial reporting of the Company’s 2005 acquisitions as listed in Note 2 to the consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Amedisys, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated income statements, statements of stockholders’ equity, and statements of cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 14, 2006 expressed an unqualified opinion on those consolidated financial statements.

Baton Rouge, Louisiana

March 14, 2006

PART III

Certain information required by Part III is omitted from this Report is incorporated herein by reference to our definitive Proxy Statement under Regulation 14A of the Securities Exchange Act of 1934 (the “Proxy Statement”) for our 2006 Annual Meeting of Stockholders to be held June 8, 2006. We anticipate that we will file our Proxy Statement no later than 120 days after the end of the fiscal year covered by this Report.

ITEM 10.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table presents information with respect to our executive officers:

Name	Age	Capacity
William F. Borne	48	Chief Executive Officer
Larry R. Graham	40	President and Chief Operating Officer
Gregory H. Browne	53	Chief Financial Officer
Alice A. Schwartz	39	Chief Information Officer
Jeffrey D. Jeter	34	Chief Compliance Officer/ Senior Vice President

William F. Borne founded the Company in 1982 and has been Chief Executive Officer and a director since then.

Larry R. Graham was named President in August 2004. He became Chief Operating Officer in January 1999 and continues to serve in that capacity.

Gregory H. Browne was appointed Chief Financial Officer in May 2002. He provided consulting services from March 2002 until his appointment as Chief Financial Officer. From May 2001 to December 2001, Mr. Browne had been Chief Financial Officer for Cards Etc., a software company, and from July 1996 to February 2001 he was Chief Executive Officer of PeopleWorks, Inc., a provider of outsourced human resources, payroll and related services.

Alice A. Schwartz became Chief Information Officer in September 2004 and also served as a Senior Vice President of Clinical Operations from 2003 to 2004. She joined the Company in 1998 where she served in various leadership roles, including Administrator and Regional Director of Clinical Services.

Jeffrey D. Jeter joined the Company in April 2001 as Vice President of Compliance/Corporate Counsel. In March 2004, he was appointed Senior Vice President of Compliance. Prior to joining the Company he served as an Assistant Attorney General for the Louisiana Department of Justice from 1996 where he prosecuted health care fraud and nursing home abuse.

Code of Ethics

We have adopted a code of ethics that applies to our President and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial/accounting officer). This code of ethics, which is entitled Standards of Business, is posted at our website, www.amedisys.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address, and location previously specified.

Our Board of Directors has determined that Jake L. Netterville, Chairman of the Audit Committee, meets the definition of “Audit Committee Financial Expert” within the meaning of that term as defined by the SEC, and that he is otherwise independent within the meaning of applicable rules of the NASDAQ National Market System.

ITEM 11.	EXECUTIVE COMPENSATION

The section of our Proxy Statement entitled “Executive Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section of our Proxy Statement entitled “Stock Ownership of Directors and Officers and Stock Ownership of Certain Beneficial Owners” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section of our Proxy Statement entitled “Certain Transactions” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The section of our Proxy Statement entitled “Accounting Fees and Services” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. Financial Statements

Listed in the Index to Consolidated Financial Statements provided in response to Item 8 hereof (see page F-1 for Index).

b. Financial Statement schedule

Listed in the Index to Financial Statements provide in response to Item 8 hereof (see page F-1 for Index).

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

c. Reports on Form 8-K

On March 1, 2006, we filed a Current Report on Form 8-K containing an announcement that we began making presentations at investor conferences and provided our presentation slides.

On February 28, 2006, we filed a Current Report on Form 8-K containing a transcript of our conference call for the twelve-month period ended December 31, 2005.

On February 28, 2006, we filed a Current Report on Form 8-K containing an announcement of our earnings for the year ended December 31, 2005.

On February 13, 2006, we filed a Current Report on Form 8-K containing an announcement that we began making presentations at investor conferences and provided our presentation slides.

On February 8, 2006, we filed a Current Report on Form 8-K containing a press release updating our 2006 guidance.

On January 6, 2006, we filed a Current Report on Form 8-K containing a press release announcing the expansion of home health presence in Okalahoma and the completion of our acquisition of a therapy services company.

On November 7, 2005, we filed a Current Report on Form 8-K containing an announcement that we began making presentations at investor conferences and provided our presentation slides.

On November 3, 2005, we filed a Current Report on Form 8-K containing a transcript of our conference call for the nine-month period ended September 30, 2005.

On November 1, 2005, we filed a Current Report on Form 8-K containing an announcement of our earnings for the three and nine-month periods ended September 30, 2005.

b. Exhibits.

Exhibit Number	Description of Document

2.1	Stock Purchase Agreement dated as of June 30, 2005, by and among Amedisys Holding, L.L.C., Amedisys, Inc., HMR Acquisition, Inc. and the Stockholders and Option Holders set forth on the Stockholder Signature Page and Option Holder Signature Page attached thereto (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed July 12, 2005)

2.2	Asset Purchase Agreement between Amedisys SC, L.L.C. and Winyah Health Care Group, LLC, Winyah Home Health Care-Midlands, Inc., Winyah Home Health Care of the Lowcountry, LLC, Winyah Home Health Care of the Grand Strand, LLC, and Winyah Home Health Care, Inc. (previously filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2005)

3.1	Composite Certificate of Incorporation (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2002)

3.2	Composite By-Laws (previously filed as Exhibit 3.2 to the Annual Report on Form 10-K for the period ended December 31, 2004)

4.1	Common Stock Specimen (previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1994)

4.2	Shareholder Rights Agreement (previously filed as Exhibit 4 to the Current Report on Form 8-K filed June 16, 2000, and as Exhibit 4 to the Registration Statement on Form 8-A12G filed June 16, 2000)

4.3	Forms of Warrants issued by Amedisys, Inc. to Raymond James & Associates, Inc. and Jefferies & Company, Inc. (previously filed as exhibits to the Current Report on Form 8-K filed December 10, 2003)

4.4	Registration Rights Agreement dated as of April 23, 2002 between Amedisys, Inc. and the investors listed on Schedule I thereto (previously filed as Exhibit 4.4 to the Registration Statement on Form S-3 filed May 23, 2002)

4.5	Registration Rights Agreement dated as of December 1997 between the person whose name and address appears on the signature page thereto and Amedisys, Inc. (previously filed as Exhibit 10.5 to the Registration Statement on Form S-3 filed March 11, 1998)

4.6.1	Credit Agreement with Wachovia Bank, National Association, as Administrative Agent, and General Electric Capital Corporation, as Syndication Agent, dated as of July 11, 2005 (previously filed as Exhibit 4.1 to the Quarterly Report for the period ended June 30, 3005)

4.6.2	Amendment No. 1 to Credit Agreement with Wachovia Bank, National Association, as Administrative Agent, and General Electric Capital Corporation, as Syndication Agent, dated as of August 31, 2005 (filed herewith)

4.6.3	Amendment No. 2 to Credit Agreement with Wachovia Bank, National Association, as Administrative Agent, and General Electric Capital Corporation, as Syndication Agent, dated as of February 16, 2006 (filed herewith)

Exhibit Number	Description of Document
10.1	Settlement Agreement between the Office of Inspector General of the Department of Health and Human Services and Amedisys Specialized Medical Services and Amedisys, Inc. (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2003)

10.2	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Amedisys Specialized Medical Services and Amedisys, Inc. (previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2003)

10.3	Composite Amended and Restated Amedisys, Inc. 1998 Stock Option Plan, as amended (Encompassing Plan amendments dated June 10, 2004, and the full text of the 1998 Amedisys, Inc. Amended and Restated Stock Option Plan) (filed herewith)

10.4	Composite Director’s Stock Option Plan, as amended (Encompassing Plan amendments dated June 10, 2004, and the full text of the Directors Stock Option Plan) (filed herewith)

10.5	Employment Agreement between Amedisys, Inc. and William F. Borne (previously filed as Exhibit 10.8 to the Quarterly Report for the period ended March 31, 2005)

10.6.1	Employment Agreement between Amedisys, Inc. and Larry Graham (previously filed as Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2000)

10.6.2	Amendment to Employment Agreement between Amedisys, Inc. and Larry Graham (previously filed as Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2000)

10.6.3	Second Amendment to Employment Agreement between Amedisys, Inc. and Larry Graham (previously filed as Exhibit 10.9.3 to the Registration Statement on Form S-3 filed August 18, 2004)

10.7.1	Employment Agreement between Amedisys Inc. and Gregory H. Browne (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2002)

10.7.2	Amendment to Employment Agreement between Amedisys Inc. and Gregory H. Browne (previously filed as Exhibit 10.10.2 to the Registration Statement on Form S-3 filed August 18, 2004)

10.7.3	Supplemental Employment Agreement between Amedisys, Inc. and Gregory H. Browne (filed herewith)

10.8.1	Agreement to Purchase Real Estate between Amedisys, Inc. and Sherwood Investment Partners, LLC (previously filed as Exhibit 10.1.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2005)

10.8.2	Act of Cash Sale of Real Estate between Amedisys, Inc. and Sherwood Investment Partners, LLC (previously filed as Exhibit 10.1.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2005)

10.9	Modification Agreement between CareSouth Home Health Services, Inc. and Amedisys, Inc. (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2001)

10.10	Software License Agreement between CareSouth Home Health Services, Inc. and Amedisys, Inc. (previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2001)

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of KPMG LLP (filed herewith)

31.1	Certification under Rule 13a-14(a)/15d-14(a) of William F. Borne, Chief Executive Officer (filed herewith)

31.2	Certification under Rule 13a-14(a)/15d-14(a) of Gregory H. Browne, Chief Financial Officer (filed herewith)

32.1	Certification under 18 U.S.C §1350 of William F. Borne, Chief Executive Officer (filed herewith)

32.2	Certification under Section 18 U.S.C §1350 of Gregory H. Browne, Chief Financial Officer (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2006.

Amedisys, Inc.

By:	/s/ WILLIAM F. BORNE
William F. Borne,
Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ WILLIAM F. BORNE William F. Borne	Chief Executive Officer and Chairman of the Board	March 9, 2006

/s/ GREGORY H. BROWNE Gregory H. Browne	Chief Financial Officer, Principal Financial and Accounting Officer	March 9, 2006

/s/ JAKE L. NETTERVILLE Jake L. Netterville	Director	March 9, 2006

/s/ DAVID R. PITTS David R. Pitts	Director	March 9, 2006

/s/ PETER F. RICCHIUTI Peter F. Ricchiuti	Director	March 9, 2006

/s/ RONALD A. LABORDE Ronald A. Laborde	Director	March 9, 2006

/s/ DONALD WASHBURN Donald Washburn	Director	March 9, 2006

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Amedisys, Inc.:

We have audited the accompanying consolidated balance sheets of Amedisys, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated income statements, statements of stockholders’ equity, and statements of cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amedisys, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Amedisys, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Baton Rouge, Louisiana

March 14, 2006

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2005 and 2004

(Dollar amounts in thousands, except per share data)

	As of December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$17,231	$57,679
Short-term investments	—	32,000
Patient accounts receivable, net of allowance for doubtful accounts of $12,387 and $3,751 at December 31, 2005 and 2004	68,139	24,478
Prepaid expenses	2,693	1,356
Other current assets	4,277	3,377

Total current assets	92,340	118,890
Property and equipment, net	27,389	10,003
Goodwill	197,002	62,537
Intangible assets, net of accumulated amortization at December 31, 2005 of $3,108 and $1,177 at December 31, 2004	11,447	4,447
Other assets	11,819	3,856

Total assets	$339,997	$199,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,922	$6,681
Accrued expenses	45,165	22,503
Obligations due Medicare	10,551	9,327
Current portion of long term obligations	10,144	2,112
Current portion of deferred income taxes	4,173	1,353

Total current liabilities	99,955	41,976
Long-term obligations	43,063	1,709
Deferred income taxes	3,556	6,749
Other long-term liabilities	824	826

Total liabilities	147,398	51,260
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; None issued or outstanding	—	—
Common stock, $.001 par value, 30,000,000 shares authorized; 15,881,691 and 15,310,547 shares issued and 15,877,524 and 15,306,380 shares outstanding at December 31, 2005 and December 31, 2004, respectively	16	15
Additional paid-in capital	146,684	132,032
Treasury stock at cost, 4,167 shares of common stock held at December 31, 2005 and 2004	(25)	(25)
Unearned compensation	(628)	—
Retained earnings	46,552	16,451

Total stockholders’ equity	192,599	148,473

Total liabilities and stockholders’ equity	$339,997	$199,733

See accompanying notes to consolidated financial statements

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share data)

	2005	2004	2003
Net service revenue	$381,558	$227,089	$142,473
Cost of service revenue (excluding amortization and depreciation)	163,032	96,078	58,554

Gross margin	218,526	131,011	83,919

General and administrative expenses:
Salaries and benefits	93,485	56,916	41,252
Other	74,939	40,717	28,329

Total general and administrative expenses	168,424	97,633	69,581

Operating income	50,102	33,378	14,338

Other income (expense):
Interest income	1,464	550	91
Interest expense	(2,932)	(510)	(1,293)
Miscellaneous, net	106	(59)	491

Total other expense, net	(1,362)	(19)	(711)

Income before income taxes	48,740	33,359	13,627
Income tax expense	(18,638)	(12,855)	(5,220)

Net income	$30,102	$20,504	$8,407

Net income per share:
Basic	$1.93	$1.57	$0.86

Diluted	1.88	1.51	0.83

Weighted average shares outstanding:
Basic	15,606	13,057	9,808

Diluted	15,970	13,543	10,074

See accompanying notes to consolidated financial statements

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2005, 2004 and 2003

(In thousands, except common stock shares)

	Common Stock		Additional Paid in Capital	Treasury Stock	Unearned Compensation	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2002	9,163,809	$9	$29,439	$(25)	$—	$(12,460)	$16, 963
Issuance of stock for Employee Stock Purchase Plan	131,247	—	582	—	—	—	582
Issuance of stock in connection with 401(k) plan	222,354	1	1,328	—	—	—	1,329
Exercise of stock options	160,757	—	675	—	—	—	675
Tax benefit from stock option exercises	—	—	426	—	—	—	426
Exercise of warrants	150,965	—	462	—	—	—	462
Issuance of options in conjunction with acquisitions	163,132	—	1,099	—	—	—	1,099
Issuance of stock options as compensation	15,882	—	102	—	—	—	102
Issuance of stock options related to private placement, net of offering costs of $171	1,900,000	2	21,352	—	—	—	21,354
Net income	—	—	—	—	—	8,407	8,407

Balance, December 31, 2003	11,908,146	12	55,465	(25)	—	(4,053)	51,399
Issuance of stock for Employee Stock Purchase Plan	54,219	—	823	—	—	—	823
Issuance of stock in connection with 401(k) plan	55,085	—	1,290	—	—	—	1,290
Exercise of stock options	390,828	—	1,843	—	—	—	1,843
Issuance of stock options as compensation	1,700	—	31	—	—	—	31
Tax benefit from stock option exercises	—	—	2,433	—	—	—	2,433
Issuance of stock options in connection with public offering, net of offering costs of $4,473	2,610,000	3	67,422	—	—	—	67,425
Exercise of warrants	266,343	—	2,068	—	—	—	2,068
Issuance of options in conjunction with acquisitions	24,226	—	657	—	—	—	657
Net income	—	—	—	—	—	20,504	20,504

Balance, December 31, 2004	15,310,547	15	132,032	(25)	—	16,451	148,473
Issuance of stock for Employee Stock Purchase Plan	53,022	—	1,472	—	—	—	1,472
Issuance of stock in connection with 401(k) plan	100,135	1	3,370	—	—	—	3,371
Exercise of stock options	331,928	—	4,026	—	—	—	4,026
Issuance of stock options as compensation	384	—	13	—	—	—	13
Tax benefit from stock option exercises	—	—	3,308	—	—	—	3,308
Other offering costs	—	—	(21)	—	—	(1)	(22)
Issuance of options in conjunction with acquisitions	50,744	—	1,500	—	—	—	1,500
Issuance of restricted stock	30,764	—	984	—	—	—	984
Unearned compensation	—	—	—	—	(628)	—	(628)
Net income	—	—	—	—	—	30,102	30,102

Balance, December 31, 2005	15,877,524	$16	$146,684	$(25)	$(628)	$46,552	$192,599

See accompanying notes to consolidated financial statements

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2005, 2004 and 2003

(In thousands)

	2005	2004	2003
Cash Flows from Operating Activities:
Net income	$30,102	$20,504	$8,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,973	4,126	3,072
Provision for bad debts	5,093	3,055	2,239
Deferred income taxes	7,425	6,996	4,620
Tax benefit from stock option exercises	3,308	2,433	426
Write off of inventory	1,063	—	—
Compensation expense due to issuance of stock and stock options	369	31	102
Loss on disposals of property and equipment	15	—	—
Changes in assets and liabilities, net of impact of acquisitions:
Increase in patient accounts receivable	(34,616)	(12,348)	(3,321)
Increase in inventory and other current assets	(2,012)	(1,134)	(170)
Increase in other assets	(1,892)	(4,357)	(414)
Increase in accounts payable	20,135	3,341	845
(Decrease) increase in amounts due to Medicare	(3,243)	(20)	2,832
Increase in accrued expenses	10,820	7,084	3,425

Net cash provided by operating activities	43,540	29,711	22,063
Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	209	102	234
Proceeds from sales and maturities of short-term investments	32,000	—	—
Purchases of short-term investments	—	(32,000)	—
Acquisition of businesses, net	(144,517)	(29,822)	(6,772)
Purchases of property and equipment	(20,393)	(5,231)	(1,789)

Net cash used in investing activities	(132,701)	(66,951)	(8,327)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	50,000	872	1,242
Proceeds from revolving line of credit, net	20,000	—	—
Proceeds from issuance of stock to employee stock purchase plan	1,472	823	582
Proceeds from issuance of stock upon exercise of stock options and warrants	4,027	3,911	1,137
Proceeds from equity offering, net of costs	—	67,422	—
Principal payments of long-term debt	(2,500)	—	—
Debt issuance costs	(1,749)	—	—
Principal payments of revolving line of credit	(20,000)	—	—
Payments on notes payable and capital leases	(2,516)	(6,951)	(6,910)
Proceeds from private placement of stock, net	—	—	21,352
Decrease in Medicare liabilities	—	—	(6,332)
Other increases (decreases)	(21)	(387)	386

Net cash provided by financing activities	48,713	65,690	11,457

Net (Decrease) Increase in Cash and Cash Equivalents	(40,448)	28,450	25,193
Cash and Cash Equivalents at Beginning of Year	57,679	29,229	4,036

Cash and Cash Equivalents at End of Year	$17,231	$57,679	$29,229

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,687	$353	$1,166

Cash paid for Income Taxes	7,101	$2,730	149

Supplemental Disclosures of Non Cash Financing and Investing Activities:
Stock issued for 401(k) Plan	$3,370	$1,290	$1,328

Stock issued for acquisitions	1,500	657	1,099

Notes payable issued for acquisitions	4,100	1,315	2,000

See accompanying notes to consolidated financial statements

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Amedisys, Inc., a Delaware corporation, is a multi-state provider of home health care and hospice services. At December 31, 2005, the Company operated 208 Medicare-certified home health agencies and 13 Medicare-certified hospice agencies in 16 states primarily located in the southern and southeastern United States. The Company operates as one segment.

The Company derived 93% of its net service revenue from Medicare for each of the years ended December 31, 2005 and 2004 and 91% of its net service revenue from Medicare for the year ended December 31, 2003.

Primarily as a result of the Company’s rapid growth through acquisition, operating results may not be readily comparable for the years that are presented.

Use of Estimates

The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles. In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in these consolidated financial statements. Business combinations accounted for as purchases are included in the Consolidated Financial Statements from the respective dates of acquisition.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to current year presentation.

Revenue Recognition

The Company earns revenues through its home health care and hospice agencies by providing a variety of services, as described below, in the patient’s residence. As noted above, the Company is dependent on reimbursement from Medicare for a significant portion of its revenues.

Medicare Revenue Recognition

On October 1, 2000, Medicare began paying providers of home health care at fixed, predetermined rates for services and supplies bundled into 60-day episodes of home health care. An episode of home health care spans a 60-day period, starting with the first day a billable visit is furnished to a Medicare beneficiary and ending 60 days later. If a patient is still in treatment on the 60th day a new episode begins on the 61st day, regardless of whether a billable visit is rendered on that day, and ends 60 days later. The first day of a consecutive episode, therefore, is not necessarily the new episode’s first billable visit. A base episode payment is established by the Medicare Program through federal legislation for all episodes of care ended on or after the applicable time periods detailed below:

Period	Base episode payment (1)
October 1, 2002 through September 30, 2003	$2,159
October 1, 2003 through March 31, 2004	2,231
April 1, 2004 through December 31, 2004	2,213
January 1, 2005 through December 31, 2006	2,264

(1)	The actual episode payment rates, as presented in the table vary, depending on the home health resource groups (HHRGs) to which Medicare patients are assigned and the per episode payment is typically reduced or increased by such factors as the patient’s clinical, functional, and services utilization characteristics.

Under the Prospective Payment System (“PPS”) for Medicare reimbursement, net revenues are recorded based on a reimbursement rate that varies based on the severity of the patient’s condition, service needs and other factors. Net revenues are recorded as services are rendered to patients over the 60-day episode period. At the end of each month, a portion of the Company’s revenue is estimated for episodes in progress.

Medicare reimbursement, on an episodic basis, is subject to adjustment if there are significant changes in the patient’s condition during the treatment period or if the patient is discharged but readmitted to another agency within the same 60-day episodic period. Revenue recognition under the Medicare reimbursement program is based on certain variables including, but not limited, to: (i) changes in the base episode payments established by the Medicare Program; (ii) adjustments to the base episode payments for partial episodes and for other factors, such as case mix, geographic wages, low utilization and intervening events; and, (iii) recoveries of overpayments. Adjustments to revenue result from differences between estimated and actual reimbursement amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk.

Revenue recognition for episodes in progress is estimated based upon historical trends. The Company continuously compares the estimated Medicare reimbursement amounts recorded to the actual Medicare reimbursement received. Historically, any difference between estimated amounts recorded and actual amounts received from Medicare has been immaterial. Management believes based on information available and its judgment that changes to one or more of the factors that impact the accounting estimate, which are reasonably likely to occur from period to period, will not materially impact either its reported financial results, its liquidity or its future financial results.

The main impact would be current legislation impacting our reimbursement rates. The Company is currently unaware of any such proposals.

Deferred revenue of approximately $26.9 million and $14.9 million relating to the Medicare PPS program was included as a reduction to the Company’s accounts receivable in the Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004, respectively, since only a nominal amount of deferred revenue represents cash collected in advance of providing services.

Hospice Revenue Recognition

Hospice is generally billed to Medicare weekly for discharged patients and monthly for ongoing care. Each hospice provider is subject to payment caps for inpatient services, and the cap is based on inpatient days which cannot exceed 20% of all Medicare hospice days.

Overall Medicare reimbursement is also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of each hospice cap period. On a monthly and quarterly basis, the Company estimates its potential cap exposure using information available for both inpatient day limits as well as per beneficiary cap amounts. The total cap amount for each provider is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory amount that is indexed for inflation. The per beneficiary cap amount was $19,778 and $19,636 for the twelve month periods ending October 31, 2005 and 2004, respectively. Any amounts received in excess of the per beneficiary cap must be refunded to Medicare within fifteen days.

The Company has settled all years through October 31, 2004 without exceeding any of the cap limits and believes that, based upon its calculations and historical experience, that is has not exceeded any of the cap limits and will have no amounts due the fiscal intermediary for the cap period ending October 31, 2005, which is expected to be settled in the second quarter of 2006.

Management believes that changes to one or more of the factors that impact the accounting estimate for hospice revenue, which are reasonably likely to occur from period to period, will not materially impact either its reported financial results, its liquidity or its future financial results.

Medicaid Revenue Recognition

Medicaid, a program jointly funded by federal, state, and local governmental health care programs, is designed to pay for certain health care and medical services provided to low income individuals without regard to age. Revenue is recognized ratably over the period in which services are provided.

Private Insurance Companies and Private Payor Revenue Recognition

The Company has entered into agreements with third party payors that provide payments for services rendered at amounts different from established rates. Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to established rates or estimated reimbursement rates, as applicable. Allowances and contractual adjustments are recorded for the difference between the established rates and the amounts estimated to be payable by third parties and are deducted from gross revenue to determine net service revenue. Net service revenue is the estimated net amounts realizable from patients, third party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements. Revenue is recorded as services are rendered and is based upon discounts from established rates. Less than one percent of net revenues is self-pay.

Cash and Cash Equivalents

Cash equivalents include certificates of deposit and all highly liquid debt instruments with maturities of three months or less when purchased. The Company reclassified its December 31, 2004 holdings in auction rate securities from cash equivalents to short-term investments, based on receiving further interpretative guidance on the underlying characteristics of such instruments, which resulted in a decrease of cash and cash equivalents and an increase of short-term investments of $32.0 million, respectively. The change in classification had no impact on the Company’s previously reported current assets, net income, cash flows from operating activities, or changes in stockholders’ equity for any period.

Collectibility of Accounts Receivable

In the year ended December 31, 2005, the Company’s accounts receivable increased, net of the allowance for doubtful accounts, to $68.1 million from $24.5 million at December 31, 2004. This increase, which also resulted in an increase to our days revenue outstanding, was due to the increases in net service revenue primarily as a result of both internal growth and acquisitions and to delays in billing associated with our acquisitions, particularly with respect to our hospice acquisitions.

As a result of the significant acquisitions in the latter half of 2005, the Company’s net revenues increased to $231.1 million from $122.8 million for the period July 1 to December 31 for the years ended 2005 and 2004, respectively, which also accounts for the accounts receivable growth.

The Company has experienced an increase in days revenue outstanding that primarily related to conversion issues surrounding its Housecall acquisition including conforming billing processes and procedures. In addition, the Company experienced delays in having the change of ownership from our Spectracare acquisition recognized by Medicare which has resulted in delays of its ability to receive reimbursement for services provided. Finally, the Company’s hospice reimbursement, which is now a larger portion of its outstanding accounts receivable, is generally subject to slower cash realization in comparison to its home health agencies.

The following schedule details the Company’s accounts receivable by payor class (dollars in thousands):

	Current	31-60	61-90	91-120	Over 120	Total
December 31, 2005
Medicare (1)	$10,112	$17,894	$11,541	$5,581	$11,608	$56,736
Medicaid	1,528	1,467	1,468	746	2,433	7,642
Private	3,537	1,284	1,222	1,090	9,015	16,148

Total	$15,177	$20,645	$14,231	$7,417	$23,056	80,526

Allowance for doubtful accounts						(12,387)

Net accounts receivable						$68,139

Days revenue outstanding (2)						62.3 Days

December 31, 2004
Medicare (1)	$940	$7,317	$7,456	$3,219	$2,578	$21,510
Medicaid	345	166	152	177	722	1,562
Private	1,243	700	543	320	2,351	5,157

Total	$2,528	$8,183	$8,151	$3,716	$5,651	28,229

Allowance for doubtful accounts						(3,751)

Net accounts receivable						$24,478

Days revenue outstanding (2)						40.3 Days

(1)	There was $5.1 million and $2.5 million pending approval of the Change of Ownership by the Center for Medicare Services (“CMS”) as of December 31, 2005 and 2004, respectively. The Company believes all amounts to be collectible.
(2)	Due to the Company’s significant acquisitions and its internal growth, the calculation for days revenue outstanding is derived by dividing the ending gross accounts receivables at December 31, 2005 and 2004 by the average daily net patient revenues for the three-month periods ended December 31, 2005 and 2004, respectively.

The process for estimating the ultimate collectibility of accounts receivable involves judgment, with the greatest subjectivity relating to non-Medicare accounts receivable. The Company currently records an allowance for uncollectible accounts on a percentage of earned revenue basis unless a specific issue is noted, at which time an adjustment to the allowance may be recorded. The percentage of revenue that the Company reserves is significantly higher for Medicaid, private insurance and self-pay patients than for Medicare and is based upon historical collection experience.

The collection process begins with a concerted effort to ensure that billing is accurate. The Company derived approximately 93% of its net service revenue from the Medicare system for each of the years ended

December 31, 2005 and 2004 with a 99% cash collection realization on Medicare receivables. The Company’s pre-billing process includes an electronic Medicare claim review referred to as a scrubber to improve the quality of filed claims data in an effort to reduce the volume of collection effort on these accounts. Non-Medicare accounts are billed based upon payor requirements and include multiple third party payors. The Company routinely perform pre-billing reviews to improve the quality of filed claims and has installed multiple checkpoints when claims are not processed timely. For 2005, self-pay revenue represented less than 2% of our non-Medicare revenue and approximately .01% of our total revenue and is considered immaterial. For non-Medicare third party payors and for self-pay, if payment has not been received within prescribed periods, collection personnel contact payors to determine why payment has not been made and claims are resubmitted if necessary. Collections personnel also bill patients for any co-payments and make a good faith effort to collect these amounts. There are a very small number of contracts that require a patient co-payment. If a claim has been denied, an appeal is filed with the payor. If, through individual review of accounts, it is determined that all efforts have been exhausted a write-off is generated. The Company has historically elected not to litigate uncollected self-pay amounts but may do so in the future. The Company has authorizations required to initiate and post these write offs to its system. Accounts are written off against the allowance only when all collection efforts have been exhausted and such determination may take up to 48 months.

Inventory

During the prior years and quarter ended March 31, 2005, the Company recorded inventory for medical supplies utilized in the treatment and care of home health patients. Such inventory is stated at the lower of cost (first-in, first-out method) or market. The Company expensed its medical supplies as incurred during the quarter, but adjusted its inventory carrying values to periodic physical inventory counts. During the quarter ended June 30, 2005, the Company changed its accounting policy for its medical supplies to reflect the expensing of all medical supply purchases as incurred without valuing an inventory of medical supplies on hand at the end of a reporting period. As a result of this change in the Company’s accounting policy, the Company recorded $1.1 million of Cost of Revenue expense, or $0.6 million after-tax, for the write-off of its medical supplies inventory in 2005.

Property and Equipment

Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Years
Buildings	39
Leasehold improvements	5
Equipment and furniture	5 to 7
Vehicles	5
Computer software	3-5

Depreciation expense, including amortization of assets related to capital leases for the years ended December 31, 2005, 2004 and 2003 was $5.0 million, $3.0 million and $3.1 million, respectively.

Capital leases, primarily consisting of software, computer equipment, and phone systems, are included in property and equipment. Capital leases are recorded at the present value of the future rentals at lease inception and are amortized over the shorter of the applicable lease term or the useful life of the equipment.

Long-Lived Assets

The Company assesses the impairment of long-lived assets and goodwill in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. SFAS No. 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives and interim tests when an event has occurred that more likely than not has reduced the fair value of such assets.

Deferred Financing Costs

Deferred financing costs include costs incurred in connection with the issuance of the Company’s long-term debt. These costs are amortized over the terms of the related debt. Accumulated amortization was approximately $0.8 million and $0.1 million at December 31, 2005 and 2004, respectively.

Segments

The Company and its subsidiaries have been operated and are evaluated by management as a single operating segment in accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information .

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock Based Compensation. SFAS 123R supersedes Accounting Principles Bulletin (“APB”) No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. The Company is required to adopt Statement 123R on January 1, 2006 using the modified prospective method. Upon adoption, two transition methods are available. Under the modified-prospective method, companies will be required to apply the provisions of SFAS 123R to all share-based payments that are granted, modified or settled after the date of adoption. Under the modified-retrospective transition method, companies may restate prior periods by recognizing compensation cost in the amounts previously reported in the pro-forma footnote disclosures required by SFAS 123. New awards and unvested awards would be accounted for in the same manner as the modified-prospective method. The Company plans to reflect the adoption of SFAS 123R in the interim consolidated financial statements for the first quarter of 2006 using the modified prospective method of application. Based upon the Company’s initial analysis, the Company does not believe that the adoption of this pronouncement will have a material impact on its future operating results.

Net Income Per Common Share

Earnings per common share is based on the weighted average number of shares outstanding during the period. The Company utilizes the treasury stock method in its calculation. The following table sets forth shares used in the computation of basic and diluted net income per common share (in thousands):

	Year ended December 31,
	2005	2004	2003
Weighted average number of shares outstanding—for basic net income per share	15,606	13,057	9,808
Effect of dilutive securities:
Stock options	333	387	218
Restricted stock	8	—	—
Warrants	23	99	48

Adjusted weighted average shares—for diluted net income per share	15,970	13,543	10,074

There were approximately 29,000, 0 and 71,000 potentially dilutive securities that were anti-dilutive for the years ended December 31, 2005, 2004 and 2003, respectively.

Stock-Based Compensation

The Company has two stock option plans, the Amedisys, Inc. 1998 Stock Option Plan and the Amedisys, Inc. Directors Stock Option Plan (the “Plans”) as described in Note 8. The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” permit the continued use of the intrinsic value-based method prescribed by APB 25, but require additional disclosures, including pro-forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by SFAS 123 had been applied. The following table illustrates the effect on net income and earnings per share if the Company had recognized compensation expense for the Plans using the fair-value recognition method in SFAS 123 (Dollar amounts in thousands, except per share amounts):

	Year ended December 31,
	2005	2004	2003
Net income
As reported	$30,102	$20,504	$8,407
Add: Stock based employee compensation expense included in reported net income, net of taxes	227	16	63
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of income taxes	(4,544)	(1,899)	(591)

Pro forma net income	$25,785	$18,621	$7,879

Basic earnings per share:
As reported	$1.93	$1.57	$0.86
Pro forma	$1.65	$1.43	$0.80
Diluted earnings per share:
As reported	$1.88	$1.51	$0.83
Pro forma	$1.61	$1.38	$0.78
Weighted average fair value of options granted during the year	$13.36	$12.21	$5.40
Black-Scholes option pricing model assumptions:
Risk free interest rate	3.53-5.16%	3.53-5.16%	3.55-5.16%
Expected life (years)	5-10	5-10	10
Volatility	41.19-105.71%	42.88-105.71%	58.85-110.35%
Expected annual dividend yield	—	—	—

The Company will begin recognizing stock option expense in 2006 based on the fair value of the award on the date granted. This is further discussed under the discussion of SFAS 123R in New Accounting Pronouncements above.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense for the fiscal years ended December 31, 2005, 2004 and 2003 were $3.8 million, $2.1 million, $1.0 million, respectively.

2.	ACQUISITIONS AND DISPOSITIONS

Acquisitions:

Each of the following acquisitions was completed in order to pursue the Company’s strategy of achieving market presence in the southern and southeastern United States by expanding its service base and enhancing its position in certain geographic areas as a leading provider of home health nursing services. The purchase price of each acquisition was determined based on the Company’s analysis of comparable acquisitions and expected cash flows. Goodwill generated from the acquisitions was recognized given the expected contributions of each acquisition to the overall corporate strategy and is fully tax deductible. For acquisitions with a purchase price in excess of $10.0 million, the Company employs an independent valuation firm. Each of the acquisitions completed was accounted for as a purchase and are included in the Company’s financial statements from the respective acquisition date.

Summary of 2005 Acquisitions

In November 2005, the Company acquired certain assets and certain liabilities of a single home health agency in Lexington, North Carolina for $2.2 million in cash. In connection with the acquisition, the Company recorded substantially the entire purchase price as goodwill ($1.9 million) and other intangibles ($0.3 million) in the fourth quarter of 2005.

In August 2005, the Company acquired certain assets and certain liabilities of SpectraCare Home Health Services, Inc. (“SpectraCare”), a home health provider with nine agencies in Ohio, Indiana and the CON states of Kentucky and Tennessee, for $13 million in cash. As a part of the purchase agreement, $2.0 million of the total purchase price was placed in escrow for a period up to two years and $750,000 of the total purchase price was contingent upon the achievement of certain milestones. As of December 31, 2005, the Company had asserted no claims against the escrow and none of the milestones had been achieved. The Company recorded substantially all of the purchase price as goodwill ($12.0 million) and other intangibles ($1.5 million).

In August 2005, the Company acquired certain assets and certain liabilities of NCARE, Inc., a home health provider with two agencies in Newport News and Chesapeake Virginia, for $1.5 million in cash and the issuance of a $0.7 million note payable to the seller. The Company recorded substantially all of the purchase price as goodwill ($2.0 million) and other intangibles ($0.2 million) in the third quarter of 2005.

In July 2005, the Company acquired the stock of HMR Acquisition, Inc., the parent holding company of Housecall Medical Resources, Inc. (“Housecall”), a privately-held provider of home care services with 57 home health agencies and nine hospice agencies in the states of Tennessee, Florida, Kentucky, Indiana and Virginia for a total purchase price of approximately $106.8 million, of which $11.0 million was placed in escrow. The Company has notified the previous owners of approximately $1.1 million in claims related to potential Medicare liabilities that it may pursue against escrowed funds, but no definitive settlement has been reached. The acquisition was completed on July 11, 2005, and the Company incurred approximately $1.8 million in closing costs associated with the acquisition. The aggregate purchase price was allocated to the assets acquired and liabilities assumed based upon a preliminary estimate of their fair values as determined by a valuation performed by an independent national firm. The Company anticipates that a valuation will be finalized during the first quarter of 2006. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets was allocated to goodwill. The Company’s goodwill as recognized is the excess of purchase price over the fair value of the identifiable net tangible and intangible assets acquired at the date of acquisition. The Company believes that the acquisition provides a market presence complementary to existing geographic markets for our home health business as well as establishing a meaningful entry into the hospice business with an assembled work force which is included as a component of goodwill. The following table summarizes the estimated fair values of the Housecall assets acquired and liabilities assumed in July 2005. The allocation of the purchase price is subject to refinement based upon finalization of the valuation.

Accounts receivable, net	$14,137
Property and equipment	1,674
Goodwill	96,579
Intangible assets	3,526
Deferred taxes	10,139
Other assets	6,455
Current liabilities	(19,742)
Long-term obligations	(4,209)

$108,559

The following table contains pro forma consolidated income statement information as if the Housecall transaction occurred January 1, 2004 (Dollar amounts in thousands except per share data):

	2005	2004
Net service revenue	$435,164	$330,431
Operating income	53,125	34,841
Net income	28,584	12,493
Basic earnings per share	1.83	0.96
Diluted earnings per share	1.79	0.92

The pro forma information presented above is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred if the transaction described had occurred as presented. In addition, future results may vary significantly from the results reflected in such information.

In June 2005, the Company acquired certain assets and certain liabilities of two Tennessee-based home health agencies from Saint Thomas Health Services for $3.0 million in cash and the issuance of a $0.5 million note payable to the seller. The Company recorded substantially the entire purchase price as goodwill ($2.8 million) and other intangibles ($0.6 million) in the second quarter of 2005.

In May 2005, the Company entered into an agreement to purchase certain assets and certain liabilities of a single home health agency in Collins, Mississippi from Covington County Hospital for $1.0 million in cash. The Company recorded substantially all of the purchase price as goodwill ($0.8 million) and other intangible assets ($0.2 million) in the second quarter of 2005.

In March 2005, the Company acquired certain assets and certain liabilities of a single home health agency from the North Arundel Hospital Association in Maryland for $3.0 million in cash and the issuance of a $0.9 million note payable to the seller. In connection with the acquisition, the Company recorded substantially all of the purchase price as goodwill ($3.5 million) and other intangibles ($0.4 million) in the first quarter of 2005.

In February 2005, the Company purchased certain assets and certain liabilities of 10 home health agencies from several affiliated companies operating as Winyah Health Care Group in South Carolina for $13.0 million in cash, 50,744 shares of Amedisys restricted stock valued at $1.5 million, and the issuance of a $2.0 million note payable to the seller. In connection with the acquisition, the Company recorded substantially all of the purchase price as goodwill ($14.0 million) and other intangibles ($2.2 million) in the first quarter of 2005.

Acquisitions in 2004

In December 2004 the Company, through its wholly owned subsidiary, Amedisys Home Health Inc. of North Carolina acquired a single home health agency in Winston-Salem, North Carolina from In Home Care for approximately $1 million in cash. Substantially all of the purchase price was recorded as goodwill ($0.7 million) and other intangibles ($0.2 million in the fourth quarter of 2004.

In October 2004, the Company, through its wholly owned subsidiaries Amedisys Home Health, Inc. of South Carolina and Amedisys Georgia, L.L.C., acquired two home health agencies from Winyah Health Care Group for approximately $3.5 million in cash. The agencies are located in Augusta, Georgia and Clinton, South Carolina. In connection with the acquisition, the Company recorded substantially all of the purchase price as goodwill ($2.8 million) and other intangibles ($0.6 million) in the fourth quarter of 2004.

In September 2004, the Company, through its wholly owned subsidiary Amedisys Home Health, Inc. of Virginia, acquired a home health agency with three locations in Richmond, Virginia, from Freedom Home Health (“Freedom”) for $6.6 million. Of the $6.6 million purchase price, $4.6 million was paid in cash; the Company issued a $1.3 million note payable and issued $0.7 million of Amedisys stock. In connection with the acquisition, the Company recorded substantially the entire purchase price as goodwill ($5.9 million) and other intangibles ($0.6 million) in the third quarter of 2004.

In June 2004, the Company, through its wholly owned subsidiary Amedisys Mississippi, L.L.C., acquired a single home health agency in Vicksburg, Mississippi, from River Region Health System (“River Region”) for $1.65 million in cash. In connection with the acquisition, the Company recorded substantially the entire purchase price as goodwill ($1.4 million) and other intangibles ($0.2 million) in the second quarter of 2004.

In April 2004, the Company, through its wholly owned subsidiary Amedisys Oklahoma, L.L.C., acquired certain assets and liabilities of Hillcrest Medical Center (“Hillcrest”) associated with its home health care operations in Tulsa, Oklahoma, for which the Company paid $375,000 cash at closing with a deferred payment of $75,000 made on June 25, 2004. In connection with this acquisition, the Company recorded substantially the entire purchase price as goodwill ($413,000) and other intangibles ($27,000) in the second quarter of 2004.

In January 2004, the Company entered into an agreement to purchase certain assets and certain liabilities of 11 home health agencies and two hospice agencies (the “Acquired Entities”) that operated as departments of individual hospitals (the “Sellers”) owned by Tenet Healthcare Corporation. Subsequent to January 5, 2004, the Company and the Sellers agreed to exclude one of the home health agencies from the Acquired Entities. The Acquired Entities are Professional Home Health, Brookwood Home Care Services, Memorial Home Care, Spalding Regional Home Health, Tenet Home Care of Palm Beach, Tenet Home Care of Broward County, Tenet Home Care of Miami-Dade, First Community Home Care, Cypress-Fairbanks Home Health, St. Francis Home Health and Hospice, and Brookwood Health Services, Inc. The Company had no material relationship with the Sellers or any of their affiliates prior to this transaction.

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

Tangible assets acquired and liabilities assumed are immaterial to the purchase price. The Company has allocated approximately $18.9 million of the purchase price to goodwill ($16.7 million) and other intangibles ($2.2 million). The following table contains pro forma consolidated income statement information as if the transaction occurred January 1, 2003 (Dollar amounts in thousands except per share data):

	2004	2003
Net service revenue	$231,826	$169,189
Operating income	33,482	19,584
Net income	21,208	11,659
Basic earnings per share	1.61	1.19
Diluted earnings per share	1.54	1.16

The pro forma information presented above is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred if the transaction described had occurred as presented. In addition, future results may vary significantly from the results reflected in such information.

3.	GOODWILL, OTHER INTANGIBLE ASSETS AND OTHER ASSETS:

Goodwill and Other Intangible Assets

The following table summarizes the activity related to goodwill and other intangible assets for the years ended December 31, 2005, 2004 and 2003.

	Goodwill	Certificates of Need	Acquired Name of Business	Non-Compete Agreements (1)
Balances at December 31, 2002	$25,582	$—	$—	$—
Additions	9,866	—	—	—
Amortization	—	—	—	—

Balances at December 31, 2003	35,448	—	—	—
Additions	27,089	2,525	200	2,899
Amortization	—	—	—	(1,177)

Balances at December 31, 2004	62,537	2,525	200	1,722
Additions	134,465	4,625	1,111	3,195
Amortization	—	—	—	(1,931)

Balances at December 31, 2005	$197,002	$7,150	$1,311	$2,986

(1)	The weighted-average amortization period of non-compete agreements is 2.7 years.

The estimated aggregate amortization expense for each of the three succeeding years is as follows:

2006	$1,788
2007	803
2008	395

$2,986

4.	DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts is presented below:

	December 31,
	2005	2004
	(In thousands)
Property and equipment:
Leasehold improvements	$568	$322
Equipment and furniture	29,740	16,813
Computer software	8,843	5,550
Construction in progress	5,286	—

	44,437	22,685
Less: accumulated depreciation	(17,048)	(12,682)

	$27,389	$10,003

Accrued expenses:
Payroll and payroll taxes	$23,262	$11,914
Insurance	10,953	4,663
Income taxes	—	271
Legal and other settlements	1,517	1,833
Other	9,433	3,822

	$45,165	$22,503

Current portion of long-term obligations:
Long-term debt	$9,841	$1,689
Capital leases	303	423

	$10,144	$2,112

5.	LONG-TERM DEBT:

Long-term debt, including capital lease obligations, consisted of the following:

	2005	2004
Senior secured credit facility	$47,500	$—
Promissory notes	5,127	3,069
Capital leases	580	752

	53,207	3,821
Less: current portion	(10,144)	(2,112)

Total	$43,063	$1,709

Effective July 11, 2005, the Company entered into a financing arrangement for a five year Senior Secured Credit Facility (“senior credit facility”). The senior credit facility is comprised of a Term Loan of $50 million, fully drawn at closing, and a Revolving Credit Facility (“Revolver”) of up to $25 million, of which $20 million was drawn at closing and subsequently repaid in 2005. The Company’s obligations under the senior credit facility are collateralized by its existing and after-acquired personal and real property. The senior credit facility matures in June 2010 and bears interest, at an amount, which depends on the Company’s overall Leverage Ratio, as defined in the Agreement. The interest rate on the outstanding portion of the Term Loan and Revolver is LIBOR plus 2.25% and the Company is obligated to a commitment fee of 0.5% on the unused portion of the Revolver.

During 2005, the Company’s average interest rate on its senior credit facility was 6.15%, and at December 31, 2005, the Company’s interest rate was 6.80% on its outstanding balance. The senior credit facility contains financial covenants including: (i) a maximum capital expenditures limit with certain exclusions for expenditures related to its new corporate headquarters, (ii) a minimum fixed charge coverage ratio, and (iii) a maximum leverage ratio limit. Compliance with the financial covenants is measured quarterly. All of the financial covenants are predetermined and adjust over the term of the senior credit facility. All of the financial covenants are measured with results from the most recent 12-month period then ended, together with pro forma amounts for announced acquisitions. As of December 31, 2005, the Company was in compliance with all of the financial covenants of the senior credit facility.

In conjunction with an acquisition, the Company may elect to issue a promissory note for a portion of the purchase price. The notes that were outstanding as of December 31, 2005 were generally issued for three-year periods, range in amount between $0.5 million and $2.0 million and bear interest in a range of 6% to 8.25%. In certain instances, the notes are paid periodically and in other instances, at maturity. The Company issued $4.1 million in promissory notes during 2005 related to the acquisitions. As of December 31, 2005, the Company had $5.1 million in outstanding promissory notes.

The Company has acquired certain equipment under capital leases for which the related liabilities have been recorded at the present value of future minimum lease payments due under the leases.

Maturities of debt as of December 31, 2005 are as follows (amounts in thousands):

	Senior credit facility	Promissory notes	Capital leases	Total
2006	$6,250	$3,565	$329	$10,144
2007	8,750	1,368	176	10,294
2008	11,250	194	96	11,540
2009	13,750	—	25	13,775
2010	7,500	—	—	7,500

Total	47,500	5,127	626	53,253
Less amounts representing interest	—	—	46	46

Long-term obligations and present value of future lease payments	$47,500	$5,127	$580	$53,207

6.	INCOME TAXES:

The Company utilizes the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), Accounting for Income Taxes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The total provision for income taxes consists of the following for the years ended December 31, 2005, 2004 and 2003 (Dollar amounts in thousands):

	2005	2004	2003
Current income tax expense:
Federal	$9,032	$4,874	$65
State and local	2,181	985	103

	11,213	5,859	168
Deferred income tax expense:
Federal	5,977	6,443	4,653
State and local	1,448	553	399

	7,425	6,996	5,052

Income tax expense	$18,638	$12,855	$5,220

Net deferred tax liabilities consist of the following components as of December 31, 2005 and 2004 (Dollar amounts in thousands):

	2005	2004
Current portion of deferred tax assets (liabilities):
NOL carry forward, expiring beginning in 2010	$1,441	$352
Allowance for doubtful accounts	4,833	1,378
Self-insurance reserves	—	4
Prepaid expenses	(432)	—
Deferred revenue	(11,879)	(2,618)
Other	1,864	(469)

Current portion of deferred tax assets (liabilities)	(4,173)	(1,353)
Noncurrent portion of deferred tax assets (liabilities):
Amortization of intangible assets	(6,203)	(4,735)
Property and equipment	(2,646)	(2,245)
Losses of consolidated subsidiaries not consolidated for tax purposes, expiring beginning in 2010	144	144
Other	3,645	87
Capital loss carryover	9,183	—
NOL carry forward, expiring beginning in 2010	26,394	641
Less: valuation allowance	(34,073)	(641)

Noncurrent portion of deferred tax assets (liabilities)	(3,556)	(6,749)

Net deferred tax liabilities	$(7,729)	$(8,102)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to net income before taxes.

The sources of the tax effects of the differences are as follows:

	2005	2004	2003
Income taxes computed on federal statutory rate	35.0%	35.0%	35.0%
State income taxes and other, net of federal benefit	4.8	2.5	2.0
Valuation allowance	(0.7)	—	—
Tax credit	(1.5)
Nondeductible expenses and other, net	0.6	1.0	1.0
Total	38.2%	38.5%	38.0%

On July 1, 2005, the Company acquired the stock of Housecall, as discussed in Note 2. The financial statements reflect the acquisition of Housecall under the purchase method of accounting. The Company recorded an additional net deferred tax asset of approximately $10.1 million related to the acquisition.

As of December 31, 2005, the Company had a federal net operating loss carry forward of $61.5 million and a capital loss carry forward of $23.3 million, both of which may be available to offset future taxable income. The use of the net operating losses acquired in the Housecall acquisition may be limited under Internal Revenue Code section 382 in the future. If not used, the net operating losses will expire between 2010 and 2025 and the capital loss carry forward will expire in 2010.

The Company also has state net operating loss carry forwards of approximately $62.2 million.

Valuation allowances have been established against the deferred tax assets to the extent it has been determined realization of these deferred tax assets is not likely. Deferred tax assets related to the Housecall acquisition have been established through purchase accounting. Any future changes in these determinations could result in either a decrease or increase in the provision for income taxes or goodwill to the extent the change in valuation allowance is attributable to a change in realizability of deferred tax assets existing and acquired under purchase accounting.

The valuation allowance increased $33.4 million from the prior year, composed of an increase of $33.8 million related to the Housecall acquisition which was accounted for through purchase accounting, and the release of $0.4 million due to a change in estimate related to utilization of state net operating losses.

The Company received a current year benefit related to federal income tax credits of approximately $0.7 million as a result of Federal tax relief legislation enacted as a result of Hurricanes Katrina, Rita and Wilma. This amount has been reflected as a reduction to our estimated income tax expense in 2005.

7.	LIQUIDITY

As of December 31, 2005, the Company had $17.2 million in cash and cash equivalents and $53.2 million in indebtedness related to its senior credit facility and promissory notes that the Company incurred primarily as a result of its acquisitions. The Company had full availability of its $25.0 million revolver loan and was in compliance with all of the covenants of its senior credit facility at December 31, 2005.

As of December 31, 2005, the Company had $0.1 million in outstanding letters of credit, related to its workers’ compensation insurance. In February 2006, the Company issued a letter of credit amounting to $2.5 million related to its 2006 workers’ compensation policy year.

In January, 2006, the Company acquired, in two separate transactions, seven home health agencies and a therapy staffing agency for a total of $5.2 million that included a $0.5 million deposit paid in November 2005, $3.35 million in cash and $1.35 million in three-year promissory notes.

In July 2005, the Company completed the acquisition of Housecall and financed a portion of the purchase price through the issuance of a $75 million senior credit facility, consisting of a $50 million five-year term loan and availability of up to $25 million in a three-year revolver. The Company fully utilized its term loan along with $20 million of the revolver to fund the Housecall acquisition and to pay in full and terminate an existing $15 million credit facility. Subsequently, through working capital, the Company fully satisfied its outstanding $20 million obligation under its revolver. As of December 31, 2005, the Company owed $47.5 million under its term loan, had availability under its revolver of $25 million and was in compliance with all of its covenants under the credit facility. In February 2006, the Company amended its credit facility to allow for $5.0 million in letters of credit in addition to its $25.0 million revolver.

In 2005, the Company purchased land and a building in Baton Rouge, Louisiana for $5.3 million that will be used to consolidate its corporate offices. The estimated cost in 2006 for the refurbishment is $15 million with a November 2006 anticipated completion date. Including the land and building, the Company incurred $20.4 million in capital expenditures in 2005 as compared to $5.2 million in 2004.

As a result of Hurricanes Katrina, Rita and Wilma, the United States Congress passed two tax acts during 2005 intended to provide relief to those businesses affected by the hurricanes. Included is a provision that provides for the deferral of all federal income and payroll tax filings and the extension of payment deadlines until February 28, 2006. As of December 31, 2005, the Company owed approximately $1.2 million in state income taxes and $18.8 million in payroll taxes that the Company elected to defer until such time as it was due on February 28, 2006 and has reflected this amount as a current liability in its Consolidated Balance Sheets as of December 31, 2005.

Based on operating forecasts, the Company believes that it will have sufficient cash to fund its operations, debt service and capital requirements over the next twelve months. However, its liquidity is dependent upon a number of factors influencing forecasts of earnings and operating cash flows. These factors include patient growth, attaining expected results from acquisitions, certain assumptions of its reimbursement by Medicare and its ability to manage its operations based upon certain staffing formulas. Further the Company has certain other contingencies and reserves, including litigation reserves, recorded as liabilities in its accompanying Consolidated Balance Sheets that the Company may not be required to liquidate in cash during 2006. However, in the event that all liabilities become due within twelve months, the Company may be required to limit its acquisition activities, utilize its revolving credit facility, seek additional financing and/or sell operations on terms unfavorable to the Company.

8.	CAPITAL STOCK:

The Company is authorized by its Articles of Incorporation to issue 30 million shares of common stock, $0.001 par value and 5 million shares of preferred stock, $0.001 par value, of which 15,877,524 shares of common stock and 0 shares of preferred stock are issued and outstanding at December 31, 2005. The Board of Directors is authorized to fix the dividend rights and terms, conversion and voting rights, redemption rights and other privileges and restrictions applicable to the preferred stock.

Stock Options and Warrants

The Company’s Statutory Stock Option Plan (the “Plan”) provides incentive stock options to key employees. The Plan is administered by the Compensation Committee that determines, within the provisions of the Plan, those eligible employees to whom, and the times at which, options shall be granted. Each option granted under the Plan is exercisable for one share of common stock, unless adjusted in accordance with the provisions of the Plan. Options may be granted for a number of shares not to exceed, in the aggregate, approximately 2.1 million shares of common stock at an option price per share of no less than the greater of (a) 100% of the fair value of a share of common stock on the date the option is granted or (b) the aggregate par value of the shares of common stock on the date the option is granted. If an incentive stock option is granted to any owner of 10% or more of the total combined voting power of the Company and its subsidiaries, the option price is to be at least 110% of the fair value of a share of common stock on the date the option is granted. Each option vests ratably over an 18 month to three year period, with the exception of those issued under contractual arrangements that specify otherwise, and may be exercised during a period as determined by the Compensation Committee or as otherwise approved by the Compensation Committee, not to exceed ten years from the date such option is granted.

The Company’s Directors’ Stock Option Plan (the “Directors’ Plan”) provides stock options to directors. The Directors’ Plan is administered by the Board of Directors in accordance with the provisions of the Directors’ Plan. Each option granted under the Directors’ Plan is exercisable for one share of common stock, unless adjusted in accordance with the provisions of the Directors’ Plan. Options may be granted for a number of shares not to exceed, in the aggregate, 0.4 million shares of common stock. The option price is to be the fair value, which is the closing price of a share of common stock on the last preceding business day prior to the date as to which fair value is being determined, or on the next preceding business day on which such common stock is traded, if no shares of common stock were traded on such date. Each option vests ratably over an eighteen month to three year period and may be exercised during a period not to exceed ten years from the date such option is granted.

The following summarizes stock option activity and related information:

	Year ended December 31,
	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	899,990	$12.46	918,686	$5.41	900,693	$5.12
Granted, at market value	525,054	31.21	383,098	21.97	208,000	5.34
Exercised (1)	(331,928)	12.13	(375,827)	4.92	(175,757)	3.84
Cancelled, forfeited or expired	(44,841)	20.82	(25,967)	14.97	(14,250)	6.56

Outstanding at end of year	1,048,275	$21.57	899,990	$12.46	918,686	$5.41

Exercisable at end of year	723,093	$19.43	525,636	$9.02	687,857	$5.07

Weighted average fair value of options granted during the year		$13.36		$12.21		$5.40

Of the 325,182 options outstanding but not exercisable at December 31, 2005, 157,550 become exercisable in 2006, 114,787 in 2007 and 52,845 in 2008.

(1)	At the end of 2003, an option holder elected to exercise 15,000 options. The shares related to this exercise were issued in 2004.

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.20	11,693	1.99	$6.20	11,693	$6.20
$3.00-6.06	67,365	3.34	3.00	67,365	3.00
$3.50-5.13	24,000	4.66	5.13	24,000	5.13
$4.25-7.20	46,000	5.40	6.29	46,000	6.29
$6.95-9.95	43,635	6.48	9.87	43,635	9.87
$4.70-5.65	99,675	7.20	5.50	69,352	5.54
$15.05-30.23	319,052	8.35	22.46	182,711	23.29
$29.18-41.96	436,855	9.17	31.54	278,337	29.79

Non-vested Stock

During 2005, the Company issued 30,764 shares of non-vested stock with vesting terms ranging from one to four years. All shares were outstanding as of December 31, 2005.

Warrants

At December 31, 2005, the Company had 38,000 warrants outstanding with an exercise price of $14.40 per share. The warrants were issued in connection with a November 2003 private placement.

The following table depicts warrant activity:

	Warrants	Exercise Price	Shares Purchased
Outstanding warrants at December 31, 2003	344,720
Exercised 2004	(306,720)	$5.00-14.92	266,343

Outstanding warrants at December 31, 2004	38,000
Exercised 2005	—	—	—

Outstanding warrants at December 31, 2005	38,000

Employee Stock Purchase Plan (ESPP)

The Company has a plan whereby eligible employees may purchase the Company’s common stock at 85% of the lower of the market price at the time of grant or the time of purchase. There are 1.0 million shares reserved for this plan. As of December 31, 2005, there were 120,183 shares available for future issuance. The Company issued 50,875 shares of common stock in 2005, including 8,905 shares of common stock that were funded in 2005 and issued subsequently in 2006 and 11,051 that were funded in 2004 and issued in 2005.

Employee Stock Purchase Plan Period	Shares Issued	Price
2003 and Prior	782,524	$3.64
January 1, 2004 to March 31, 2004	15,445	12.75
April 1, 2004 to June 30, 2004	9,977	22.23
July 1, 2004 to September 30, 2004	9,944	25.29
October 1, 2004 to December 31, 2004	11,052	26.38
January 1, 2005 to March 31, 2005	11,608	25.71
April 1, 2005 to June 30, 2005	12,934	24.59
July 1, 2005 to September 30, 2005	11,946	32.05
October 1, 2005 to December 31, 2005	14,387	33.15

	879,817

9.	COMMITMENTS AND CONTINGENCIES:

As a result of Hurricanes Katrina, Rita and Wilma, the United States Congress passed two tax acts during 2005 intended to provide relief to those businesses affected by the hurricanes. Included is a provision that provides for the deferral of all federal income and payroll tax filing and the extension of payment deadlines until February 28, 2006. As of December 31, 2005, the Company owed approximately $1.2 million in state income taxes and $18.8 million in payroll taxes that it has elected to defer until such time as it was due on February 28, 2006, and the Company has reflected the amounts as a current liability in its Consolidated Balance Sheets as of December 31, 2005.

Legal Proceedings

From time to time, the Company and its subsidiaries are defendants in lawsuits arising in the ordinary course of the Company’s business. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Alliance Home Health, Inc. (“Alliance”), a wholly owned subsidiary of the Company (which was acquired in 1998 and ceased operations in 1999), filed for Chapter 7 Federal bankruptcy protection with the United States

Bankruptcy Court in the Northern District of Oklahoma in September 2000. A trustee was appointed for Alliance in 2001. The accompanying consolidated financial statements continue to include the net liabilities of Alliance of $4.2 million until the contingencies associated with the liabilities are resolved.

Legislation

The Company’s home health care business is regulated by federal, state and local authorities. Regulations and policies frequently change, and the Company monitors changes through trade and governmental publications and associations. The Company’s home health care subsidiaries are certified by Centers for Medicare & Medicaid Services (“CMS”) and are therefore eligible to receive reimbursement for services through the Medicare system. As a provider under the Medicare and Medicaid systems, the Company is subject to the various state and federal anti-fraud and abuse laws, each of which contains various sanctions, including but not limited to exclusion from further participation in government health care programs.

Various federal and state laws impose criminal and civil penalties for submitting false or fraudulent claims for Medicare, Medicaid or other health care reimbursements. Given the breadth of applicable statutes, government enforcement actions for the submission of false and fraudulent claims may be predicated on any number of alleged schemes. Violations of the anti-fraud and abuse laws can result in the imposition of substantial civil and criminal penalties and, potentially, exclusion from furnishing services under any federal health care program. The Company believes that it bills for its services under all state and federal health care programs accurately, although the conditions of participation and associated rules governing coverage of, and reimbursements for, the Company’s services are complex. There can be no assurance that these rules will be interpreted in a manner consistent with the Company’s billing practices.

In addition, the Company is also subject to several major laws related to marketing and business development activities—specifically and the health care programs’ anti-kickback statute and the Stark self-referral law.

In 1999, the Company discovered questionable conduct involving the former owner of one of its agencies, which occurred between 1994 and 1997. The Company conducted an initial audit (using an independent auditor) and voluntarily disclosed the irregularities to the Department of Health and Human Services’ Office of the Inspector General (“OIG”). Thereafter, the government examined the disclosed activities; and during the second quarter of 2002 the Company conducted a further audit of relevant claims that was initiated at the request of the OIG, which was completed during the third quarter of 2002. In February 2003, the OIG offered a settlement that included penalties not previously anticipated by the Company, as the Company self reported the matter. On August 8, 2003, the Company signed both a Settlement Agreement and a Corporate Integrity Agreement with the OIG and Department of Justice. The Settlement Agreement provides for payment of a financial settlement in three equal annual payments of $386,000, with the first payment made on the date of execution, the second payment made on August 6, 2004, and the final payment made on August 1, 2005. This agreement also obligates the Company to amend previously filed cost reports to deduct costs incurred by the Company for audit and investigation of this matter, which the Company has completed. The Corporate Integrity Agreement, which is binding for a three-year period, requires that the Company maintain its existing Compliance Program and provides for enhanced training requirements, annual claims audits of the subject agency by an independent reviewer, and regular reporting to the OIG. This agreement provides for stipulated penalties in the event of non-compliance by the Company, including the possibility of exclusion from the Medicare program. The Company believes that these obligations will not materially affect the Company’s operations, or financial performance, over the period of the agreement. Management believes the Company is in compliance with the Corporate Integrity Agreement at December 31, 2005.

Operating Leases

The Company and its subsidiaries have leased office space at various locations under non-cancelable agreements that expire between 2006 and 2010, and require various minimum annual rentals. The Company’s typical operating leases are for lease terms of three to five years and may include, in addition to base rental amounts, certain landlord pass-thru costs for the Company’s pro-rata share of the lessor’s real estate taxes, utilities and common area maintenance costs. Some of the Company’s operating leases contain escalation clauses, in which annual minimum base rentals increase over the term of the lease.

Total minimum rental commitments at December 31, 2005 are as follows (amounts in thousands):

Year ended December 31,
2006	$8,464
2007	6,062
2008	4,120
2009	2,319
2010	67

Total	$21,032

Rent expense for non-cancelable operating leases was $11.6 million, $5.0 million, and $3.7 million, for the years ended December 31, 2005, 2004, and 2003, respectively.

Guarantees

As of December 31, 2005, the Company had issued guarantees totaling $3.2 million related to office leases of subsidiaries. Approximately $0.1 million of this amount is related to guarantees on locations that have been sold which the Company has the right to recover amounts under the sale agreement from the buyer, if payments are requested. The Company has not received any requests to make payments under these guarantees. Approximately $0.1 million is related to locations that have been closed and the landlords have obtained judgments against the Company for unpaid rent. The Company has reserved substantially all of these amounts in its reserves at December 31, 2005.

Insurance

The Company is obligated for certain costs under various insurance programs, including workers’ compensation, employee health and welfare and professional liability, and while the Company maintains various insurance programs to cover these risks, it is self-insured for a substantial portion of its potential claims. The Company recognizes its obligations associated with these costs in the period in which a claim is incurred, including with respect to both reported claims, and claims incurred but not reported, up to specified deductible limits. These costs have generally been estimated based on independent actuarial analysis and historical data of its claims experience.

The Company’s worker compensation plan has a $250,000 deductible per claim, and the Company has elected to either fund its carrier with a letter of credit or a deposit for the purpose of guaranteeing the payment of claims. The Company’s deposits may be depleting or non-depleting. A depleting deposit allows the carrier to draw upon the funds in order to pay the claims. Where the Company has provided a non-depleting deposit, the carrier invoices the Company each month for reimbursement of claims that it has have paid. For carriers funded by a letter of credit and carriers where the deposit is deemed not sufficient to satisfy the Company’s total estimated obligation, the Company records an accrued liability for the portion of the estimated obligation that exceeds the amount of cash held by the carrier. As of December 31, 2005 and 2004, deposits on hand at the carriers net of claims already paid was $9.0 million and $3.4 million, respectively and outstanding letters of credit that totaled $0.1 million and $0.2 million, respectively. At December 31, 2005 and 2004, the Company’s accrual for estimated liabilities was $8.4 million and $2.7 million.

The Company is self-insured for health claims up to certain policy limits. Claims in excess of $125,000 per incident are insured by third party reinsurers. The Company had accrued a liability of approximately $2.5 million and $1.9 million as of December 31, 2005 and 2004, respectively, for both outstanding and incurred but not reported claims based on historical experience.

In the case of potential liability with respect to professional liability, employment and other matters where litigation may be involved, or where no insurance coverage is available, the Company’s policy is to use advice from both internal and external counsel as to the likelihood and amount of any potential cost. Such estimates, and the resulting reserves, are reviewed and updated on a quarterly basis. The Company maintained reserves for all legal claims including an amount for professional liability claims incurred but not yet reported of $1.5 million and $1.8 million at December 31, 2005 and 2004, respectively.

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

10.	401(k) BENEFIT PLAN:

The Company maintains a plan qualified under Section 401(k) of the Internal Revenue Code for all employees the first month after hire date and who have reached 21 years of age. Under the plan, eligible employees may elect to defer a portion of their compensation, subject to Internal Revenue Service limits. The Company may make matching contributions equal to a discretionary percentage of the employee’s salary deductions. Such contributions were made in the form of common stock of the Company, valued based upon the fair value of the stock as of the end of each calendar quarter end. The Company contributed approximately $3.4 million, $1.3 million and $1.3 million for each of plans years ended December 31, 2005, 2004 and 2003, respectively.

11.	AMOUNTS DUE TO AND DUE FROM MEDICARE:

Prior to the implementation of the Prospective Payment System (“PPS”) on October 1, 2000, the Company recorded Medicare revenue at the lower of actual costs, the per visit cost limit or a per beneficiary cost limit on an individual provider basis. Under this previous Medicare cost-based reimbursement system, ultimate reimbursement under the Medicare program was determined upon review of annual cost reports by the fiscal intermediary as appointed by the Centers for Medicare and Medicaid Services (“CMS”).

As of December 31, 2005, the Company estimates an aggregate payable to Medicare of $10.5 million, all of which is reflected as a current liability in the accompanying Consolidated Balance Sheet. The Company does not expect to fully liquidate in cash the entire $10.5 million due Medicare in 2006 but may be obligated to do so if mandated by Medicare. The $10.5 million payable to Medicare is comprised of $9.5 million of cost report reserves and $1.0 million of PPS related reserves as more fully described below.

Cost Report Reserves

The recorded $10.5 million includes a $3.1 million obligation of a wholly owned subsidiary of the Company that is currently in bankruptcy, and it is not clear whether the Company will have any responsibility for that amount if the debt of the subsidiary is discharged in bankruptcy.

Also included in the balance is $6.4 million that reflects the Company’s estimate of amounts likely to be assessed by Medicare as overpayments in respect of prior years when Medicare audits of the Company’s cost reports through October 2000 are completed. At the time when these audits are completed and final assessments are issued, the Company may apply to Medicare for repayment over a thirty-six month period, although there is no assurance that such applications will be agreed to, if sought. These amounts relate to the Medicare payment system in effect until October 2000, under which Medicare provided periodic interim payments to the Company, subject to audit of cost reports submitted by the Company and repayment of any overpayments by Medicare to the Company. The fiscal intermediary, acting on behalf of Medicare, has not yet issued finalized audits with respect to 1999 and 2000 and is entitled to reopen settled cost reports for up to three years after issuing final assessments.

In October 2002 the Company received notice from the intermediary that the fiscal 1997 Amedisys cost reports were being re-opened. In response to this notification from the intermediary, the Company established a liability of $1.0 million for amounts that are probable to be assessed during the re-opening of the 1997 cost reports, due to different interpretations of reimbursement regulations between the intermediary and the Company. The increase in liability resulted in a decrease to revenue in the fourth quarter of 2002. The intermediary has yet to complete the audit on these cost reports.

During the third and fourth quarters of 2003, the Company received cash settlements of $2.1 million from Medicare related to the settlements of the fiscal 1999 cost reports. This receivable was netted against the amounts due to Medicare on the Company’s consolidated balance sheet in the current-portion of Medicare liabilities. Therefore, receipts of these settlements had no statement of operations impact.

During the second quarter of 2003, the Company recognized $0.4 million as a decrease to revenue to offset settlements received in excess of amounts previously recorded.

During the third quarter of 2005, the Company paid cash settlements of $0.7 million for Medicare related settlements of the fiscal 2000 cost reports. The Company also decreased its reserves by $1.1 million for Medicare related settlements of the fiscal 1997 cost reports based on a settlement methodology as confirmed by the fiscal intermediary. The Company recognized an increase in net revenues of $1.1 million as a result of this adjustment.

In the third quarter of 2005, the Company, through acquisition, assumed $3.4 million for Medicare liabilities related to the fiscal years of 1999 and 2000. Based upon correspondence received from the intermediary in the fourth quarter of 2005, the Company increased the liability by $1.1 million to a total of $4.5 million.

The following table summarizes the cost report activity included in the amounts due to/from Medicare related to Cost Reports (amounts in thousands):

Cost report reserves
Amounts recorded at December 31, 2002	$12,847
Cash payments made in settlement of Medicare claims	(8,507)
To change estimated amounts owed to Medicare	402
Settlements received	2,101

Amounts recorded at December 31, 2003	6,843
Settlements received	29

Amounts recorded at December 31, 2004	6,872
Cash payments made in settlement of Medicare claims	(733)
Assumed estimated liabilities of acquired companies	4,468
To change estimated amounts owed to Medicare	(1,100)

Amounts recorded at December 31, 2005	$9,507

Medicare PPS Reserves

The remaining balance of $1.0 million is related to notice from CMS that it intended to make certain recoveries of amounts overpaid to providers for the periods dating from the implementation of PPS on October 1, 2000 through particular dates in 2003 and 2004. The first of these amounts related to partial episode payments (“PEPs”) whereby a patient was readmitted to home health care prior to the expiry of 60 days from the previous admission date at another home health agency. In such instances, reimbursement for the first agency is reduced. CMS advised the industry that CMS had implemented changes to its computer system such that these instances would be adjusted at the time of claim submission on an ongoing basis, and that recovery for prior overpayments would commence in the summer of 2003 and extend over a two-year period. Medicare completed its recoveries of PEPs on September 30, 2005. The Company increased its Medicare revenue in the fourth quarter of 2005 in the amount of $0.4 million for reserves in excess of monies recouped by Medicare. Secondly, CMS advised the industry that it would seek recovery of overpayments that were made for patients who had, within 14 days of such admission, been discharged from inpatient facilities, including hospitals, rehabilitation and skilled nursing units. The Company continues to evaluate this liability and has estimated a reserve in the amount of approximately $1.0 million was appropriate as of December 31, 2005. These reserves are included in the current portion of Medicare liabilities.

The following table summarizes the PPS activity included in the amounts due to/from Medicare (Dollar amounts in thousands):

Amounts recorded at December 31, 2003	$2,504
Cash payments made to Medicare	(51)

Amounts recorded at December 31, 2004	2,453
Cash payments made to Medicare	(535)
Net reduction in reserves	(874)

Amounts recorded at December 31, 2005	$1,044

12.	VALUATION AND QUALIFYING ACCOUNTS:

The following table summarizes the activity and ending balances in the allowance for doubtful accounts (Dollar amounts in thousands)

Year ended December 31,	Balance at beginning of Year	Acquired through acquisition	Costs and expenses	Deductions	Balance at end of year
2005	$3,751	$4,220	$5,093	$(677)	$12,387
2004	3,008	—	3,055	(2,312)	3,751
2003	1,865	—	2,239	(1,096)	3,008

13.	UNAUDITED SUMMARIZED QUARTERLY FINANCIAL INFORMATION:

The following is a summary of the unaudited quarterly results of operations. See accompanying accountants’ review report on unaudited information included in this filing (Dollar amounts in thousands, except per share data):

	Revenue	Net Income	Net Income per Share
			Basic	Diluted
2005:
1st Quarter	$70,437	$7,110	$0.46	$0.45
2nd Quarter	80,061	7,930	0.51	0.50
3rd Quarter	112,166	7,761	0.49	0.48
4th Quarter	118,894	7,301	0.45	0.45

	$381,558	$30,102	$1.93	$1.88

2004:
1st Quarter	$47,339	$4,222	$0.35	$0.34
2nd Quarter	56,897	4,960	0.40	0.39
3rd Quarter	58,494	5,187	0.41	0.40
4th Quarter	64,359	6,135	0.39	0.39

	$227,089	$20,504	$1.57	$1.51

Because of the method used in calculating per share data, the quarterly per share data may not necessarily total to the per share data as computed for the entire year.

14.	SUBSEQUENT EVENTS:

Effective January 1, 2006, previously passed legislation provided for a 2.8% increase to the Medicare per episode reimbursement rate. In February 2006, the United States Congress passed a bill freezing home health payment rates for 2006. The freeze will be effective for one year. The freeze was ratified when the President of the United States signed the bill into law. The freeze did not impact the 5% additional reimbursement for patients in designated rural areas for episodes commencing on or after January 1, 2006. The Company has determined that the revision to the bill resulted in a $0.8 million reduction of revenues and a $0.5 million reduction in net income for the year ended December 31, 2005. The Company’s income statement for the year ended December 31, 2005 reflects the impact of this reduction.

On January 5, 2006, the Company acquired certain assets of seven home health agencies in central Oklahoma for a total purchase price of $2.7 million that included $2.1 million in cash and a three-year promissory note of $0.6 million. On January 5, 2006, the Company also acquired an Oklahoma based therapy staffing agency for a total purchase price of $2.5 million that included $1.75 million in cash and a three-year promissory note of $0.75 million. These agencies are not included in the results of the Company’s 2005 operations or in the number of acquisitions that the Company acquired in 2005.

In February 2006, the Company amended its senior credit facility to allow for up to $5.0 million in letters of credit in addition to the $25.0 million revolver. In February 2006, the Company issued a letter of credit amounting to $2.5 million related to its 2006 workers’ compensation policy year.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents to be filed with Form 10-K:

(1) Financial Statements

(2) Exhibits.

Exhibit Number	Description of Document
2.1	Stock Purchase Agreement dated as of June 30, 2005, by and among Amedisys Holding, L.L.C., Amedisys, Inc., HMR Acquisition, Inc. and the Stockholders and Option Holders set forth on the Stockholder Signature Page and Option Holder Signature Page attached thereto (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed July 12, 2005)

2.2	Asset Purchase Agreement between Amedisys SC, L.L.C. and Winyah Health Care Group, LLC, Winyah Home Health Care-Midlands, Inc., Winyah Home Health Care of the Lowcountry, LLC, Winyah Home Health Care of the Grand Strand, LLC, and Winyah Home Health Care, Inc. (previously filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2005)

3.1	Composite Certificate of Incorporation (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2002)

3.2	Composite By-Laws (previously filed as Exhibit 3.2 to the Annual Report on Form 10-K for the period ended December 31, 2004)

4.1	Common Stock Specimen (previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1994)

4.2	Shareholder Rights Agreement (previously filed as Exhibit 4 to the Current Report on Form 8-K filed June 16, 2000, and as Exhibit 4 to the Registration Statement on Form 8-A12G filed June 16, 2000)

4.3	Forms of Warrants issued by Amedisys, Inc. to Raymond James & Associates, Inc. and Jefferies & Company, Inc. (previously filed as exhibits to the Current Report on Form 8-K filed December 10, 2003)

4.4	Registration Rights Agreement dated as of April 23, 2002 between Amedisys, Inc. and the investors listed on Schedule I thereto (previously filed as Exhibit 4.4 to the Registration Statement on Form
S-3 filed May 23, 2002)

4.5	Registration Rights Agreement dated as of December 1997 between the person whose name and address appears on the signature page thereto and Amedisys, Inc. (previously filed as Exhibit 10.5 to the Registration Statement on Form S-3 filed March 11, 1998)

4.6.1	Credit Agreement with Wachovia Bank, National Association, as Administrative Agent, and General Electric Capital Corporation, as Syndication Agent, dated as of July 11, 2005 (previously filed as Exhibit 4.1 to the Quarterly Report for the period ended June 30, 3005)

4.6.2	Amendment No. 1 to Credit Agreement with Wachovia Bank, National Association, as Administrative Agent, and General Electric Capital Corporation, as Syndication Agent, dated as of August 31, 2005 (filed herewith)

4.6.3	Amendment No. 2 to Credit Agreement with Wachovia Bank, National Association, as Administrative Agent, and General Electric Capital Corporation, as Syndication Agent, dated as of February 16, 2006 (filed herewith)

10.1	Settlement Agreement between the Office of Inspector General of the Department of Health and Human Services and Amedisys Specialized Medical Services and Amedisys, Inc. (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2003)

10.2	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Amedisys Specialized Medical Services and Amedisys, Inc. (previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2003)

10.3	Composite Amended and Restated Amedisys, Inc. 1998 Stock Option Plan, as amended (Encompassing Plan amendments dated June 10, 2004, and the full text of the 1998 Amedisys, Inc. Amended and Restated Stock Option Plan) (filed herewith)

10.4	Composite Director’s Stock Option Plan, as amended (Encompassing Plan amendments dated June 10, 2004, and the full text of the Directors Stock Option Plan) (filed herewith)

10.5	Employment Agreement between Amedisys, Inc. and William F. Borne (previously filed as Exhibit 10.8 to the Quarterly Report for the period ended March 31, 2005)

10.6.1	Employment Agreement between Amedisys, Inc. and Larry Graham (previously filed as Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2000)

10.6.2	Amendment to Employment Agreement between Amedisys, Inc. and Larry Graham (previously filed as Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2000)

10.6.3	Second Amendment to Employment Agreement between Amedisys, Inc. and Larry Graham (previously filed as Exhibit 10.9.3 to the Registration Statement on Form S-3 filed August 18, 2004)

10.7.1	Employment Agreement between Amedisys Inc. and Gregory H. Browne (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2002)

10.7.2	Amendment to Employment Agreement between Amedisys Inc. and Gregory H. Browne (previously filed as Exhibit 10.10.2 to the Registration Statement on Form S-3 filed August 18, 2004)

10.7.3	Supplemental Employment Agreement between Amedisys, Inc. and Gregory H. Browne (filed herewith)

10.8.1	Agreement to Purchase Real Estate between Amedisys, Inc. and Sherwood Investment Partners, LLC (previously filed as Exhibit 10.1.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2005)

10.8.2	Act of Cash Sale of Real Estate between Amedisys, Inc. and Sherwood Investment Partners, LLC (previously filed as Exhibit 10.1.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2005)

10.9	Modification Agreement between CareSouth Home Health Services, Inc. and Amedisys, Inc. (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2001)

10.10	Software License Agreement between CareSouth Home Health Services, Inc. and Amedisys, Inc. (previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2001)

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of KPMG LLP (filed herewith)

31.1	Certification under Rule 13a-14(a)/15d-14(a) of William F. Borne, Chief Executive Officer (filed herewith)

31.2	Certification under Rule 13a-14(a)/15d-14(a) of Gregory H. Browne, Chief Financial Officer (filed herewith)

32.1	Certification under 18 U.S.C §1350 of William F. Borne, Chief Executive Officer (filed herewith)

32.2	Certification under Section 18 U.S.C §1350 of Gregory H. Browne, Chief Financial Officer (filed herewith)