Form 10-Q
period 2006-03-31
AMEDISYS INC
filed 2006-05-02
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, no par value, 15,967,268 shares outstanding as of April 10, 2006.

PART I.

FINANCIAL INFORMATION

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2006 and December 31, 2005

(Dollar amounts in thousands, except share data)

	As of
	March 31, 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$9,476	$17,231
Patient accounts receivable, net of allowance for doubtful accounts of $10,615 at March 31, 2006 and $12,387 at December 31, 2005	67,402	68,139
Prepaid expenses	4,906	2,693
Other current assets	2,366	4,277

Total current assets	84,150	92,340

Property and equipment, net	30,282	27,389
Goodwill	201,218	197,002
Intangible assets, net of accumulated amortization of $3,722 March 31, 2006 and $3,108 at December 31, 2005	11,417	11,447
Other assets, net	12,444	11,819

Total assets	$339,511	$339,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,919	$29,922
Accrued expenses	49,415	45,165
Obligations due Medicare	10,546	10,551
Current portion of long-term obligations	9,881	10,144
Short-term revolving line of credit	10,000	—
Current portion of deferred income taxes	3,180	4,173

Total current liabilities	90,941	99,955

Long-term obligations, less current portions	41,151	43,063
Deferred income taxes	3,421	3,556
Other long-term obligations	1,062	824

Total liabilities	136,575	147,398

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 30,000,000 shares authorized; 15,951,648 and 15,881,691 shares issued at March 31, 2006 and December 31, 2005 and 15,947,481 and 15,877,524 shares outstanding at March 31, 2006 and December 31, 2005, respectively	16	16
Additional paid-in capital	149,109	146,684
Treasury stock at cost, 4,167 shares held at March 31, 2006 and December 31, 2005	(25)	(25)
Unearned compensation	—	(628)
Retained earnings	53,836	46,552

Total stockholders’ equity	202,936	192,599

Total liabilities and stockholders’ equity	$339,511	$339,997

See accompanying notes to consolidated financial statements

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

For the three-month periods ended March 31, 2006 and 2005

(Dollars amounts in thousands, except per share data)

	(Unaudited)
	Three-month periods ended
	March 31, 2006	March 31, 2005
Net service revenue	$127,187	$70,437

Cost of service	55,770	28,461
General and administrative:
Salaries and benefits	32,145	18,005
Non-cash compensation	596	85
Other	23,583	11,041
Depreciation and amortization	2,373	1,333

Operating expense	114,467	58,925

Operating income	12,720	11,512
Other income (expense):
Interest income	206	381
Interest expense	(1,124)	(145)
Miscellaneous, net	100	(15)

Total other income (expense)	(818)	221

Income before income taxes	11,902	11,733
Income tax expense	4,618	4,623

Net income	$7,284	$7,110

Earnings per share:
Basic	$0.46	$0.46

Diluted	$0.45	$0.45

Weighted average common shares outstanding:
Basic	15,902	15,390

Diluted	16,283	15,740

See accompanying notes to consolidated financial statements

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three-month periods ended March 31, 2006 and 2005

(Amounts in thousands)

	(Unaudited)
	Three-month period ended
	March 31, 2006	March 31, 2005
Cash Flows from Operating Activities:
Net income	$7,284	$7,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,373	1,332
Provision for bad debts	2,009	648
Non-cash compensation expense	596	69
Deferred income taxes	—	472
Tax benefit from stock option exercises	—	341
Loss on disposal of property and equipment	(9)	38
Changes in assets and liabilities:
(Increase) in accounts receivable	(1,272)	(1,018)
(Increase) in other current assets	(244)	(1,588)
(Increase) in other assets	(891)	(2,363)
(Decrease) in accounts payable	(22,001)	(2,262)
Increase in accrued expenses	5,662	7,913
(Decrease) in Medicare liabilities	(6)	(64)

Net cash (used in) provided by operating activities	(6,499)	10,628

Cash Flows from Investing Activities:
Proceeds from the sale of property and equipment	49	115
Purchases of property and equipment	(4,676)	(5,518)
Acquisitions of businesses, net	(4,091)	(15,743)

Net cash used in investing activities	(8,718)	(21,146)

Cash Flows from Financing Activities:
Proceeds from short-term revolving line of credit, net	10,000	—
Proceeds from issuance of stock to employee stock purchase plan	295	291
Proceeds from issuance of stock upon exercise of stock options and warrants	458	306
Tax benefit from stock option exercises	232	—
Principal payments of long-term obligations	(3,523)	(820)
Other increases (decreases)	—	(21)

Net cash provided by (used in) financing activities	7,462	(244)

Net decrease in cash and cash equivalents	(7,755)	(10,762)
Cash and cash equivalents at beginning of period	17,231	89,679

Cash and cash equivalents at end of period	$9,476	$78,917

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,051	$68

Cash paid for payroll taxes under Hurricane Relief Act extended deadlines	26,906	—

Cash paid for income taxes, net of refunds received	874	1,546

Supplemental Disclosures of Non Cash Financing and Investing Activities:
Stock issued for 401(k) Plan	$1,471	$729

Notes payable issued for acquisitions	1,350	2,900

Stock issued for acquisitions	—	1,500

See accompanying notes to consolidated financial statements

AMEDISYS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2006

(Unaudited)

1. Organization and Nature of Operations

Amedisys, Inc., a Delaware corporation, is a multi-state provider of home health care and hospice services. At March 31, 2006, the Company operated 229 Medicare-certified home health agencies and 12 Medicare-certified hospice agencies in 16 states primarily located in the southern and southeastern United States. In the three-month period ended March 31, 2006, the Company added 8 locations through acquisition, initiated operations at 7 new locations and closed one hospice location. The Company operates as one segment.

The Company derived 93% of its net service revenue from Medicare for the three-month periods ended March 31, 2006 and March 31, 2005.

Primarily as a result of the Company’s rapid growth through acquisition, operating results may not be comparable for the periods that are presented.

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2006, the results of operations for the three-month periods ended March 31, 2006 and 2005, and cash flows for the three-month periods ended March 31, 2006 and 2005. The results of operations for the interim periods presented are not necessarily indicative of results of operations for the entire year. These interim consolidated financial statements should be read in conjunction with the Company’s annual financial statements and related notes in the Company’s Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 16, 2006.

Certain reclassifications have been made to the financial statements for the three-month period ended March 31, 2005 to conform to the presentation of the financial statements for the three-month period ended March 31, 2006.

2. Share Based Compensation

The Company has two stock option plans, the Amedisys, Inc. 1998 Stock Option Plan and the Amedisys, Inc. Director Stock Option Plan (collectively “the plans”). These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised) (“SFAS 123(R)”), Share-Based Payment, using the modified prospective method of application. Prior to the adoption of SFAS 123(R), the Company accounted for stock option grants in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants where the issuance of the options were equal to or above the market value of the stock on the date of issuance.

Under the modified prospective approach, SFAS 123(R) applies to new awards issued on or after January 1, 2006 as well as awards that were outstanding as of December 31, 2005 including those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the three-month period ended March 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005 in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard. During the three-month period ended March 31, 2006, the Company granted no share-based payments but intends to comply with the provisions of SFAS 123(R) on all future issuances.

As a result of adopting SFAS 123(R), the Company’s income before taxes, net income and basic and diluted earnings per share for the three-month period ended March 31, 2006, was $0.6 million, $0.4 million, $0.02 and $0.02 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25 for its stock option grants.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options. In addition, the Company receives an additional tax deduction when restricted stock vests at a higher value than the value used to recognize compensation expense at the date of grant. Prior to adoption of SFAS 123(R), the Company reported all tax benefits resulting from the award of equity instruments as operating cash flows in its condensed consolidated statements of cash flows. In accordance with SFAS 123(R), the Company is required to report excess tax benefits from the award of equity instruments as financing cash flows. Excess tax benefits will be recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes. For the three-month period ended March 31, 2006, $0.2 million of tax benefits were reported as financing cash flows.

Net cash proceeds from the exercise of stock options were $0.5 million for the three-month period ended March 31, 2006. The income tax benefit realized from stock option exercises was $0.2 million for the same period.

The following table illustrates the effect on operating results and per share information had the Company accounted for share-based compensation in accordance with SFAS 123(R) for the period indicated (in thousands, except per share amounts):

Three-month period ended March 31, 2005
Net income:
As reported	$7,110
Add: Share-based employee compensation reported in net income, net of taxes	42
Deduct: Share-based employee compensation under the fair value method for all awards, net of taxes	(3,043)

Pro forma	$4,109

Basic net income per share:
As reported	$0.46
Add: Share-based employee compensation reported in net income, net of taxes	—
Deduct: Share-based employee compensation under the fair value method for all awards, net of taxes	(0.19)

Pro forma	$0.27

Diluted net income per share:
As reported	$0.45
Add: Share-based employee compensation reported in net income, net of taxes	—
Deduct: Share-based employee compensation under the fair value method for all awards, net of taxes	(0.19)

Pro forma	$0.26

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

Three-month period ended March 31,
	2006	2005
Risk-free interest rates	3.53-5.16%	3.53-5.16%
Expected life of options (in years)	5-10	5-10
Expected volatility	41.19-105.71%	42.3-105.71%
Expected annual dividend yield	—	—

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercise patterns for these same homogeneous groups and the implied volatility of its stock price.

At March 31, 2006, there was $3.0 million of unrecognized compensation cost related to share-based payments that is expected to be recognized over a weighted-average period of 3.6 years.

The following table represents stock option activity for the three month-period ended March 31, 2006:

	Number of Shares	Weighted average exercise price
Outstanding options at beginning of period	1,048,275	$21.57
Granted	—	—
Exercised	(26,225)	17.48
Canceled, forfeited or expired	(25,833)	31.93

Outstanding options at end of period	996,217	21.41

Options exercisable at end of period	794,081	19.22

Shares available for future stock option grants to employees and directors under existing plans were 275,845 and 168,600, respectively, at March 31, 2006. The aggregate intrinsic value of options outstanding at March 31, 2006 was $21.3 million and the aggregate intrinsic value of options exercisable was $15.3 million. Total intrinsic value of options exercised was $0.5 million for the three-month period ended March 31, 2006.

The following table summarizes non-vested stock option activity for the three-month period ended March 31, 2006:

	Number of shares	Weighted-average grant date fair value
Non-vested stock options at beginning of period	325,182	$16.87
Granted	—	—
Vested	(100,711)	17.52
Forfeited	(22,334)	32.61

Non-vested stock options at end of period	202,137	30.00

Non-vested Stock

During 2005, the Company issued 30,764 shares of non-vested stock with vesting terms ranging from one to four years. All were outstanding at March 31, 2006. The Company recognized $0.1 million and $0 in compensation expense that was included in general and administrative expenses in the accompanying condensed consolidated income statements related to these non-vested stock grants for the three-month periods ended March 31, 2006 and March 31, 2005, respectively.

The following table represents the shares that were granted and outstanding as of March 31, 2006:

	Number of shares	Weighted-average grant date fair value
Non-vested stock at beginning of period	30,764	$31.98
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested stock at end of period	30,764	$31.98

The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.20	11,693	1.75	$6.20	11,693	$6.20
$3.00-6.06	67,365	3.10	3.00	67,365	3.00
$3.50-5.13	24,000	4.42	5.13	24,000	5.13
$4.25-7.20	46,000	5.16	6.29	46,000	6.29
$6.95-9.95	41,668	6.24	9.89	41,668	9.89
$4.70-5.65	92,336	6.97	5.51	92,336	5.51
$15.05-30.23	303,552	8.10	22.51	228,927	22.88
$29.18-41.96	409,604	8.91	31.46	282,092	29.83

Warrants

At March 31, 2006, the Company had 38,000 warrants outstanding with an exercise price of $14.40 per share. The warrants were issued in connection with a November 2003 private placement.

3. Revenue Recognition and Accounts Receivable

The Company earns revenues through its home health care and hospice agencies by providing a variety of services, as described below, in the patient’s residence. The Company is dependent on reimbursement from Medicare, which represents 93% of net revenues for all periods presented.

Medicare Revenue Recognition

Medicare pays providers of home health care fixed, predetermined rates for services and supplies bundled into 60-day episodes of home health care. An episode of home health care spans a 60-day period, starting with the first day a billable visit is furnished to a Medicare beneficiary and ending 60 days later. If a patient is still in treatment on the 60th day a new episode begins on the 61st day, regardless of whether a billable visit is rendered on that day, and ends 60 days later. The first day of a consecutive episode, therefore, is not necessarily the new episode’s first billable visit. A base episode payment is established by the Medicare Program through federal legislation for all episodes of care ended on or after the applicable time periods detailed below:

Period	Base episode payment (1)
October 1, 2002 through September 30, 2003	$2,159
October 1, 2003 through March 31, 2004	2,231
April 1, 2004 through December 31, 2004	2,213
January 1, 2005 through December 31, 2006 (2)	2,264

(1)	The actual episode payment rates vary from the rates presented depending on the home health resource groups (“HHRGs”) to which Medicare patients are assigned and the per episode payment is typically reduced or increased by such factors as the patient’s clinical, functional, and services utilization characteristics.
(2)	Effective January 1, 2006, previously passed legislation provided for a 2.8% increase to the Medicare per episode reimbursement rate. In February 2006, the United States Congress rescinded this 2.8% increase and enacted legislation to freeze the rate at $2,264, the amount in effect since January 1, 2005. In the same legislation, Congress provided for a 5% additional reimbursement for patients in designated rural areas for episodes commencing on or after January 1, 2006.

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

Revenue recognition for episodes in progress is estimated based upon historical trends. The Company continuously compares the estimated Medicare reimbursement amounts recorded to the actual Medicare reimbursement received. Historically, any difference between estimated amounts recorded and actual amounts received from Medicare has been immaterial. Management believes based on information available and its judgment that changes to one or more of the factors that impact the accounting estimate, which are reasonably likely to occur from period to period, will not materially impact either its reported financial results, its liquidity or its future financial results. The main impact would be current legislation impacting the Company’s reimbursement rates. The Company is currently unaware of any such proposals.

Deferred revenue of approximately $29.7 million and $19.0 million relating to the Medicare PPS program was included as a reduction to the Company’s accounts receivable at March 31, 2006 and March 31, 2005, respectively, since only a nominal amount of deferred revenue represents cash collected in advance of providing services.

Hospice Revenue Recognition

Hospice is generally billed to Medicare weekly for discharged patients and monthly for ongoing care at a per diem rate dependent upon level of care and geographic location. Each hospice provider is subject to payment caps for inpatient services, and this cap is based on inpatient days which cannot exceed 20% of all Medicare hospice days.

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

The Company has settled all years through October 31, 2004 without exceeding any of the cap limits and believes that, based upon its calculations and historical experience, that it has not exceeded any of the cap limits and will have no amounts due the fiscal intermediary for the cap period ending October 31, 2005, which is expected to be settled in the second quarter of 2006.

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

Collectibility of Accounts Receivable

In the three-month period ended March 31, 2006, the Company’s accounts receivable decreased, net of the allowance for doubtful accounts, from $68.1 million at December 31, 2005 to $67.4 million and days revenue outstanding decreased from 62.3 days at December 31, 2005 to 55.0 days at March 31, 2006. The improvement was due primarily to certain staffing upgrades and re-engineering efforts in the collections process, the collection of $5.0 million in Medicare payments that had been delayed due pending Change of Ownerships related to acquired properties and the write-off of approximately $3.8 million in uncollectible accounts. This was partially offset by collection efforts related to hospice reimbursement, which is now a larger portion of its outstanding accounts receivable and is generally subject to slower cash collections in comparison to the Company’s home health agencies.

The following schedule details the Company’s accounts receivable by payor class (dollars in thousands):

As of March 31, 2006:
	Current (3)	31-60	61-90	91-120	Over 120	Total
Medicare (1)	$1,964	$17,646	$13,658	$6,300	$14,487	$54,055
Medicaid	1,865	1,301	1,088	709	2,196	7,159
Private	3,218	1,480	1,317	1,127	9,661	16,803

Total	$7,047	$20,427	$16,063	$8,136	$26,344	78,017

Allowance for doubtful accounts						(10,615)

Net accounts receivable						$67,402

Days revenue outstanding (2)						55.0

As of December 31, 2005:
	Current (3)	31-60	61-90	91-120	Over 120	Total
Medicare (1)	$10,112	$17,894	$11,541	$5,581	$11,608	$56,736
Medicaid	1,528	1,467	1,468	746	2,433	7,642
Private	3,537	1,284	1,222	1,090	9,015	16,148

Total	$15,177	$20,645	$14,231	$7,417	$23,056	80,526

Allowance for doubtful accounts						(12,387)

Net accounts receivable						$68,139

Days revenue outstanding (2)						62.3

(1)	There was $0.1 million and $5.1 million pending approval of the Change of Ownership by the Center for Medicare Services (“CMS”) as of March 31, 2006 and December 31, 2005, respectively. The Company believes all amounts to be collectible.
(2)	Due to the Company’s significant acquisitions and its internal growth, the calculation for days revenue outstanding is derived by dividing the ending gross accounts receivables at March 31, 2006 and December 31, 2005 by the average daily net patient revenues for the three-month periods ended March 31, 2006 and December 31, 2005, respectively.
(3)	The classification of current accounts receivable includes unbilled amounts of $0.8 million and $5.5 million as of March 31, 2006 and December 31, 2005, respectively. When such amounts are billed, these amounts are aged based upon the initial service date.

The process for estimating the ultimate collectibility of accounts receivable involves judgment, with the greatest subjectivity relating to non-Medicare accounts receivable. The Company currently records an allowance for uncollectible accounts based upon historical collection rates unless a specific issue is noted, at which time an additional adjustment to the allowance may be recorded. The Company’s allowance for doubtful accounts primarily relates to Medicaid and private insurance.

The collection process begins with a concerted effort to ensure that billing is accurate. The Company derived approximately 93% of its net service revenue from Medicare for each of the three-month periods ended March 31, 2006 and 2005 with a 99% cash collection realization on Medicare receivables. The Company’s pre-billing process includes an electronic Medicare claim review referred to as a scrubber designed to minimize those claims that might be rejected by Medicare due to incorrect or insufficient data. Non-Medicare accounts are billed based upon payor requirements and include multiple third party payors. The Company routinely performs pre-billing reviews to improve the quality of filed claims and monitors claims that are not processed timely. For 2005, self-pay revenue represented less than 2% of non-Medicare revenue and approximately .01% of total revenue and is considered immaterial. For non-Medicare third party payors and for self-pay, if payment has not been received within prescribed periods, collection personnel contact payors to determine why payment has not been made and claims are resubmitted if necessary. Collections personnel also bill patients for any co-payments and make a good faith effort to collect these amounts. There are a very small number of contracts that require a patient co-payment. If a claim has been denied, an appeal is filed with the payor. If, through individual review of accounts, it is determined that all efforts have been exhausted a write-off is generated. The Company has historically elected not to litigate uncollected self-pay amounts but may do so in the future. The Company has authorizations required to initiate and post these write offs to its system. Accounts are written off against the allowance only when all collection efforts have been exhausted and such determination may take up to 48 months.

4. Use of Estimates

The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles. In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

5. Acquisitions

Each of the following acquisitions was completed in order to pursue the Company’s strategy of achieving market presence in the southern and southeastern United States by expanding its service base and enhancing its position in certain geographic areas as a leading provider of home health nursing services. The purchase price of each acquisition was determined based on the Company’s analysis of comparable acquisitions and expected cash flows. Goodwill generated from the acquisitions was recognized given the expected contributions of each acquisition to the overall corporate strategy. For acquisitions with a purchase price in excess of $10.0 million, the Company employs an independent valuation firm to assist in the determination of the fair value of the acquired assets and liabilities. Each of the acquisitions completed was accounted for as a purchase and are included in the Company’s financial statements from the respective acquisition date.

Summary of 2006 Acquisitions

On February 1, 2006, the Company acquired the certificate of need of a single home health agency in South Carolina for a total purchase price of $0.2 million.

On January 5, 2006, the Company acquired certain assets of seven home health agencies in central Oklahoma for a total purchase price of $2.7 million that included $2.1 million in cash and a three-year promissory note of $0.6 million. On January 5, 2006, the Company also acquired certain assets of an Oklahoma based therapy staffing agency for a total purchase price of $2.5 million that included $1.75 million in cash and a three-year promissory note of $0.75 million.

In connection with the acquisitions, the Company recorded substantially the entire purchase price as goodwill ($4.2 million) and other intangibles ($0.2 million).

Summary of 2005 Acquisitions

In November 2005, the Company acquired certain assets and certain liabilities of a single home health agency in Lexington, North Carolina for $2.2 million in cash. In connection with the acquisition, the Company recorded substantially the entire purchase price as goodwill ($1.9 million) and other intangibles ($0.3 million) in the fourth quarter of 2005.

In August 2005, the Company acquired certain assets and certain liabilities of SpectraCare Home Health Services, Inc. (“SpectraCare”), a home health provider with nine agencies in Ohio, Indiana and the CON states of Kentucky and Tennessee, for $13 million in cash. As a part of the purchase agreement, $2.0 million of the total purchase price was placed in escrow for a period up to two years. The Company is not aware of any items that have or would impact the escrowed funds. The Company recorded substantially all of the purchase price as goodwill ($12.0 million) and other intangibles ($1.5 million).

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

In July 2005, the Company acquired the stock of HMR Acquisition, Inc., the parent holding company of Housecall Medical Resources, Inc. (“Housecall”), a privately-held provider of home care services with 57 home health agencies and nine hospice agencies in the states of Tennessee, Florida, Kentucky, Indiana and Virginia for a total purchase price of approximately $106.8 million, of which $11.0 million was placed in escrow for a two-year period from the date of the acquisition. The Company has notified the previous owners of approximately $1.1 million in claims related to potential Medicare liabilities that it may pursue against escrowed funds, but no definitive settlement has been reached. The acquisition was completed on July 11, 2005, and the Company incurred approximately $1.8 million in closing costs associated with the acquisition. The aggregate purchase price was allocated to the assets acquired and liabilities assumed based upon a preliminary estimate of their fair values as determined by a valuation performed by an independent national firm. The Company will finalize the valuation prior during the second quarter of 2006. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets was allocated to goodwill. The Company’s goodwill as recognized is the excess of purchase price over the fair value of the identifiable net tangible and intangible assets acquired at the date of acquisition. The Company believes that the acquisition provides a market presence complementary to existing geographic markets for its home health business as well as establishing a meaningful entry into the hospice business with an assembled work force which is included as a component of goodwill. The following table summarizes the estimated fair values of the Housecall assets acquired and liabilities assumed in July 2005. The allocation of the purchase price is subject to refinement based upon finalization of the valuation.

Accounts receivable, net	$14,137
Property and equipment	1,674
Goodwill	95,953
Intangible assets	3,526
Deferred taxes	11,267
Other assets	6,430
Current liabilities	(20,219)
Long-term obligations	(4,209)

$108,559

The following table contains pro forma consolidated income statement information for the three-month period ended March 31, 2005 as if the Housecall transaction occurred January 1, 2005 (Dollar amounts in thousands except per share data):

Net service revenue	$86,680
Operating income	13,648
Net income	8,069
Basis earnings per share	0.52
Diluted earnings per share	0.51

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

6. Details of Certain Balance Sheet Accounts

Additional information regarding certain balance sheet accounts is presented below:

	Three-month period ended March 31, 2006	Year ended December 31, 2005
	(In thousands)
Property and equipment:
Land	$2,532	$2,532
Leasehold improvements	568	568
Equipment and furniture	31,027	29,740
Computer software	9,840	8,843
Construction in progress	5,018	2,754

	48,985	44,437
Less: accumulated depreciation	(18,703)	(17,048)

	$30,282	$27,389

Other assets:
Workers’ compensation deposits	$8,825	$9,000
Deferred financing fees	1,628	1,749
Health insurance deposits	811	—
Other miscellaneous deposits	777	828
Other	403	242

	$12,444	$11,819

Accrued expenses:
Payroll and payroll taxes	$28,503	$23,262
Insurance	11,098	10,953
Income taxes	3,196	—
Legal and other settlements	1,517	1,517
Other	5,101	9,433

	$49,415	$45,165

Current portion of long-term obligations:
Senior credit facility and promissory notes payable	$9,578	$9,841
Capital leases	303	303

	$9,881	$10,144

7. Goodwill and Other Intangible Assets

The following table summarizes the activity related to goodwill and other intangible assets for the three-month period ended March 31, 2006:

	Goodwill	Certificates of Need	Acquired Name of Business	Non-Compete Agreements (1)
Balances at December 31, 2005	$197,002	$7,150	$1,311	$2,986
Additions	4,216	200	—	384
Amortization	—	—	—	(614)

Balances at March 31, 2006	$201,218	$7,350	$1,311	$2,756

(1)	The weighted-average amortization period of non-compete agreements is 2.8 years.

The estimated aggregate amortization expense for each of the three years is as follows:

Year ending December 31, 2006	$1,302
Year ending December 31, 2007	931
Year ending December 31, 2008	523

Total	$2,756

8. Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the three-month period ended March 31, 2006 (amounts in thousands, except share information):

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock	Unearned Compensation	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2005	15,877,524	$16	$146,684	$(25)	$(628)	$46,552	$192,599
Issuance of stock to employee stock purchase plan	8,905	—	295	—	—	—	295
Issuance of stock for 401(k) match	34,827	—	1,471	—	—	—	1,471
Exercise of stock options	26,225	—	458	—	—	—	458
Stock option compensation	—	—	371	—	—	—	371
ESPP Compensation expense	—	—	97	—	—	—	97
Tax benefit from stock option exercises	—	—	232	—	—	—	232
Reclassification of unearned compensation to additional paid in capital	—	—	(628)	—	628	—	—
Restricted stock compensation	—	—	129	—	—	—	129
Net income	—	—	—	—	—	7,284	7,284

Balance, March 31, 2006	15,947,481	$16	$149,109	$(25)	$—	$53,836	$202,936

9. Earnings per Share

Earnings per common share are based on the weighted average number of shares outstanding during the period. The following table sets forth the computation of basic and diluted net income per common share for the three-month periods ended March 31, 2006 and March 31, 2005 (amounts in thousands, except per share amounts):

	Three month-period ended March 31,
	2006	2005
Basic net income per share:
Net income	$7,284	$7,110

Weighted average number of shares outstanding	15,902	15,390

Net income per common share – basic	$0.46	$0.46

Diluted net income per share:
Net income	$7,284	$7,110

Weighted average number of shares outstanding	15,902	15,390

Effect of dilutive securities:
Stock options	342	330
Warrants	24	20
Non-vested stock	14	—

Weighted average number of shares outstanding – diluted	16,283	15,740

Net income per common share – diluted	$0.45	$0.45

For the three-month periods ended March 31, 2006 and March 31, 2005, there were 39,138 and 51,036, respectively, of additional potentially dilutive securities that were anti-dilutive.

10. Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”), which improves the financial reporting of certain hybrid financial instruments by eliminating exemptions to allow for a more uniform and simplified accounting treatment for these instruments. This Statement will be effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 16, 2006. The Company held no hybrid instruments during the three-month period ended March 31, 2006. Adoption of this standard is not expected to have an impact on the Company’s consolidated financial position or results of operations.

11. Commitments and Contingencies

Lease Guarantees

As of March 31, 2006, the Company had issued guarantees totaling $3.2 million related to office leases of subsidiaries.

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

The Company’s worker compensation plan has a $250,000 deductible per claim, and the Company has elected to either fund its carrier with a letter of credit or a deposit for the purpose of guaranteeing the payment of claims. The Company’s deposits may be depleting or non-depleting. A depleting deposit allows the carrier to draw upon the funds in order to pay the claims. Where the Company has provided a non-depleting deposit, the carrier invoices the Company each month for reimbursement of claims that it has paid. For carriers funded by a letter of credit and carriers where the deposit is deemed not sufficient to satisfy the Company’s total estimated obligation, the Company records an accrued liability for the portion of the estimated obligation that exceeds the amount of cash held by the carrier. As of March 31, 2006, deposits that we have made with the carriers net of claims already paid was $8.8 million, outstanding letters of credit that totaled $2.5 million and the Company’s accrual for estimated liabilities was $8.2 million.

The Company is self-insured for health claims up to certain policy limits. Claims in excess of $150,000 per incident are insured by third party reinsurers. The Company had accrued a liability of approximately $2.2 million as of March 31, 2006 for both outstanding and incurred but not reported claims based on historical experience.

In the case of potential liability with respect to professional liability, employment and other matters where litigation may be involved, or where no insurance coverage is available, the Company’s policy is to use advice from both internal and external counsel as to the likelihood and amount of any potential cost. Such estimates, and the resulting reserves, are reviewed and updated on a quarterly basis. The Company maintained reserves for all legal claims including an amount for professional liability claims incurred but not yet reported of $1.5 million at March 31, 2006.

The Company maintains directors’ and officers’ insurance with aggregate annual limits of $15.0 million.

12. Long-Term Debt

Long-term debt, including capital lease obligations, consisted of the following:

	As of March 31,2006	As of December 31, 2005
Senior credit facility	$46,250	$47,500
Promissory notes	4,242	5,127
Capital leases	540	580

	51,032	53,207
Less: current portion	(9,881)	(10,144)

Total	$41,151	$43,063

Effective July 11, 2005, the Company entered into a financing arrangement for a five year Senior Secured Credit Facility (“senior credit facility”). The senior credit facility is comprised of a Term Loan of $50 million, fully drawn at closing, and a Revolving Credit Facility (“Revolver”) of up to $25 million inclusive of up to $1.0 million in letters of credit. In February 2006, the Company amended its senior credit facility to allow for a total Revolver of $30 million inclusive of up to $5.0 million in letters of credit.

The Company’s obligations under the senior credit facility are collateralized by its existing and after-acquired personal and real property. The senior credit facility matures in June 2010 and bears interest, at an amount, which depends on the Company’s overall Leverage Ratio, as defined in the Agreement. The interest rate on the outstanding portion of the Term Loan and Revolver is LIBOR plus 2.25% and the Company is obligated to a commitment fee of 0.5% on the unused portion of the Revolver. During the three-month period ended March 31, 2006, the Company’s interest rate on its senior credit facility was 6.80%. The senior credit facility contains financial covenants including: (i) a maximum capital expenditures limit with certain exclusions for expenditures related to its new corporate headquarters, (ii) a minimum fixed charge coverage ratio, and (iii) a maximum leverage ratio limit. Compliance with the financial covenants is measured quarterly. All of the financial covenants are predetermined and adjust over the term of the senior credit facility. All of the financial covenants are measured with results from the most recent 12-month period then ended, together with pro forma amounts for announced acquisitions. As of March 31, 2006, the Company was in compliance with all of the financial covenants of the senior credit facility.

During the three-month period ended March 31, 2006, the Company borrowed $10.0 million against its revolver primarily to purchase capital assets and fund working capital needs. In February 2006, the Company issued a letter of credit amounting to $2.5 million related to its 2006 workers’ compensation policy year.

In conjunction with an acquisition, the Company may elect to issue a promissory note for a portion of the purchase price. The notes that were outstanding as of March 31, 2006 were generally issued for three-year periods, range in amount between $0.5 million and $2.0 million and bear interest in a range of 6% to 9.25%. In certain instances, the notes are paid periodically and in other instances, at maturity. The Company issued $1.4 million in promissory notes during the three-month period ended March 31, 2006 related to the acquisitions. As of March 31, 2006, the Company had $4.2 million in outstanding promissory notes.

The Company has acquired certain equipment under capital leases for which the related liabilities have been recorded at the present value of future minimum lease payments due under the leases.

13. Amounts Due To Medicare

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

There has been no material change since December 31, 2005 in the amounts due Medicare. As of March 31, 2006, the Company estimates an aggregate payable to Medicare of $10.5 million, all of which is reflected as a current liability in the accompanying balance sheet. The Company does not expect to fully liquidate in cash the entire $10.5 million due Medicare in 2006 but may be obligated to do so if mandated by Medicare.

The $10.5 million payable to Medicare is comprised of $9.5 million of cost report reserves and $1.0 million of PPS related reserves, both of which are more fully described below.

Cost Report Reserves

Based upon correspondence received from the fiscal intermediary, the Company reduced certain reserves by approximately $30,000 and increased certain reserves by approximately $25,000, resulting in a net reduction to reserves of approximately $5,000, which the Company recorded as a reduction to net patient revenues in the accompanying income statement for the three-month period ended March 31, 2006.

A balance of $6.4 million is reserved for open cost reports through October 2000 which have not been settled. At the time when these audits are completed and final assessments are issued, the Company may apply to Medicare for repayment over a thirty-six month period, although there is no assurance that such applications will be agreed to, if sought. These amounts relate to the Medicare payment system in effect until October 2000, under which Medicare provided periodic interim payments to the Company, subject to audit of cost reports submitted by the Company and repayment of any overpayments by Medicare to the Company. The fiscal intermediary, acting on behalf of Medicare, has not yet issued finalized audits with respect to 1999 and 2000 for Housecall and is entitled to reopen settled cost reports for up to three years after issuing final assessments. The Company maintains a reserve for 1997 cost report liabilities that had been settled and subsequently reopened by the fiscal intermediary in 2002.

Included in cost report reserves is a $3.1 million obligation of a wholly owned subsidiary of the Company that is currently in bankruptcy, and it is not clear whether the Company will have any responsibility for that amount if the debt of the subsidiary is discharged in bankruptcy.

The following table summarizes the cost report activity included in the amounts due to/from Medicare related to Cost Reports (amounts in thousands):

Amounts recorded at December 31, 2005	$9,507
Cash payments made in settlement of Medicare claims	—
Assumed estimated liabilities of acquired companies	—
Change in estimated amounts owed to Medicare	(5)

Amounts recorded at March 31,2006	$9,502

Medicare PPS Reserves

The remaining balance of $1.0 million, which is unchanged from December 31, 2005, is related to a notification from CMS that it intended to make certain recoveries of amounts overpaid to providers for the periods dating from the inception of PPS on October 1, 2000 through particular dates in 2003 and 2004. CMS advised the industry that it would seek recovery of overpayments that were made for patients who had, within 14 days of admission, been discharged from inpatient facilities, including hospitals, rehabilitation and skilled nursing units. The Company continues to evaluate this liability and has estimated a reserve in the amount of approximately $1.0 million was appropriate as of March 31, 2006. These reserves are included in the current portion of Medicare liabilities.

The following table summarizes the PPS activity included in the amounts due to/from Medicare (Dollar amounts in thousands):

Amounts recorded at December 31, 2005	$1,044
Cash payments made to Medicare	—
Net reduction in reserves	—

Amounts recorded at March 31, 2006	$1,044

14. Liquidity

The Company’s principal source of liquidity is the collection of our accounts receivable, principally under the Medicare program.

As of March 31, 2006, the Company had $9.5 million in cash and cash equivalents and $50.5 million in indebtedness related to its senior credit facility and to promissory notes that the Company incurred primarily as a result of its acquisitions. As of March 31, 2006, the Company owed $10.0 million under its revolving loan and had issued $2.6 million in letters of credit, primarily related to its workers’ compensation insurance. In February, the Company amended the revolving loan portion of its senior credit facility to allow the ability to borrow up to $25.0 million in cash and issue letters of credit of up to $5.0 million. The Company made a $2.0 million repayment on its revolving loan in April 2006 and currently owes $8.0 million. The Company is in compliance with all of the covenants of its senior credit facility.

The Company is continuing to renovate the building that it purchased in 2005 that will consolidate its corporate headquarters. The estimated cost for the refurbishment is $16 million with a November 2006 anticipated completion date. At March 31, 2006, the Company had expended approximately $3.1 million in refurbishments and anticipates spending the balance of $12.9 million during 2006. In addition, the Company has begun to deploy laptop computers to its clinical staff in an effort to enhance the accuracy of patient information. The Company spent approximately $0.5 million in the three-month period ended March 31, 2006 and anticipate spending an additional $3.1 million, primarily in the second half of 2006, and $7.0 million in 2007. Further, the Company anticipates spending between $6.0 to $8.0 million in routine capital expenditures.

Based on operating forecasts, the Company believes that it will have sufficient cash to fund its operations, debt service and capital requirements over the next twelve months. However, the Company’s liquidity is dependent upon a number of factors influencing forecasts of earnings and operating cash flows. These factors include patient growth, attaining expected results from acquisitions including its integration efforts, certain assumptions of its reimbursement by Medicare and its ability to manage its operations based upon certain staffing formulas. Further, the Company has certain other contingencies and reserves, including litigation reserves, recorded as liabilities in its accompanying consolidated balance sheets that the Company may not be required to liquidate in cash during 2006. However, in the event that all liabilities become due within twelve months, the Company may be required to limit its acquisition activities, utilize its revolving credit facility, seek additional financing and/or sell operations under unfavorable terms.

Item 1a. Risk Factors

This filing should be read in conjunction with our Risk Factors in our Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2006.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included herein, the consolidated financial statements and notes and the related Management’s Discussion and Analysis and our Risk Factors in our Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2006.

Our Annual Report on Form 10-K for the year ended December 31, 2005 describes the accounting policies that we believe are most critical to our financial position and operating results and that require our most difficult, subjective or complex judgments and estimates. Actual results could differ materially from these judgments and estimates. The significant accounting policies include: revenue recognition; collectibility of accounts receivable; insurance and litigation reserves; goodwill and other intangible assets; and income taxes. This quarterly report should be read in conjunction with the discussion of Critical Accounting Policies contained in our Form 10-K for the year ended December 31, 2005.

FORWARD LOOKING STATEMENTS

When included in this Quarterly Report on Form 10-Q or in documents incorporated herein by reference, the words “expects”, “intends”, “anticipates”, “believes”, “estimates”, and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, current cash flows and operating deficits, debt service needs, adverse changes in federal and state laws relating to the health care industry, competition, regulatory initiatives and compliance with governmental regulations, patient preferences and various other matters, many of which are beyond our control. These forward-looking statements speak only as of the date of the Quarterly Report on Form 10-Q. We expressly disclaim any obligation or undertaking to release publicly any updates or any changes in our expectations with regard thereto or any changes in events, conditions or circumstances on which any statement is based.

RESULTS OF OPERATIONS

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties.

Information regarding our other accounting policies is included in the notes to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Our operating results may not be comparable for the three-month period ended March 31, 2006 as compared to the three-month period ended March 31, 2005, primarily as a result of our acquisitions made in the second half of 2005. When we refer to base business, we mean home health and hospice agencies that were in operation as of March 31, 2005; when we refer to acquisitions, we mean home health and hospice agencies that we acquired after March 31, 2005; and, when we refer to start-ups, we mean any new location opened by us in the last twelve months.

Net Service Revenue.

The following table summarizes our net revenue growth for the three-month period ended March 31, 2006 compared to the three-month period ended March 31, 2005 (in millions):

	Three-month period ended March 31, 2005	Three-month period ended March 31, 2006
		Base/Start-ups	Acquisitions	Total
Medicare revenues:
Home health agencies	$64.6	$84.7	$24.8	$109.5
Hospice agencies	1.1	1.9	6.3	8.2

	65.7	86.6	$31.1	$117.7

Non-Medicare revenues:
Home health agencies	$4.4	$5.1	$3.4	$8.5
Hospice agencies	0.3	0.2	0.7	0.9

	$4.7	$5.3	$4.1	$9.4

Total revenues:
Home health agencies	$69.0	$89.9	$28.2	$118.1
Hospice agencies	1.4	2.1	7.0	9.1

	$70.4	$92.0	$35.2	$127.2

We are dependent on Medicare for a significant portion of our revenues. Approximately 93% of our net service revenue for each of the three-months periods ended March 31, 2006 and March 31, 2005 was derived from Medicare. Our growth in Medicare revenues in the three-month period ended March 31, 2006 was adversely impacted when Congress rescinded the previously legislated 2.8% increase in the episodic reimbursement rate and enacted legislation to freeze the rate at $2,264, the amount in effect since January 1, 2005. In the same legislation, Congress provided for a 5% additional reimbursement for patients in designated rural areas for episodes commencing on or after January 1, 2006.

Our net service revenue increased to $127.2 million for the three-month period ended March 31, 2006 from $70.4 million for the three-month period ended March 31, 2005, representing an increase of $56.8 million, primarily as a result of our internal growth and acquisitions. Our internal growth from our base business increased $17.8 million, primarily as a result of increased admissions. In addition, our start-ups generated $3.8 million in revenues and our acquisitions, as detailed in Note 5 to our consolidated financial statements, added $35.2 million in revenues.

Total home health patient admissions for the three-month period ended March 31, 2006 were 32,416 as compared to 19,942 for the three-month period ended March 31, 2005, representing an increase of 12,474 or 62.6% and is detailed in the table below:

	Three-month period ended March 31, 2005	Three-month period ended March 31, 2006
		Base/Start-ups	Acquisitions	Total
Admissions:
Medicare	16,506	19,272	6,882	26,154
Non-Medicare	3,436	4,923	1,339	6,262

	19,942	24,195	8,221	32,416

Cost of Service

Cost of service for the three-month period ended March 31, 2006 increased to $55.8 million from $28.5 million for the three-month period ended March 31, 2005, representing an increase of $27.3 million. Of this increase, $10.8 million related to increased costs in our base business primarily as a result of our increased admissions and start-ups and $16.5 million related to acquisitions. Of the $8.7 million of increased base business expenses, $7.8 million related to salaries, benefits and taxes, $0.7 million related to travel and $0.2 million related to supplies. Our visit and cost per visit information is summarized in the following table:

	Three-month period ended March 31, 2005	Three-month period ended March 31, 2006
		Base/Start-ups	Acquisitions	Total
Cost of service (in millions):
Home health	$27.4	$38.1	$12.7	$50.8
Hospice	1.1	1.2	3.8	5.0

Total	$28.5	$39.3	$16.5	$55.8

Home Health:
Visits during the period:
Medicare	403,068	566,580	151,622	718,202
Non-Medicare	44,417	67,899	26,443	94,342

Total	447,485	634,479	178,065	812,544

Home health cost per visit (1)	$61.23	$60.06	$71.33	$62.53

(1)	We calculate home health cost per visit as home health cost of service divided by total home health visits during the period.

Typically, acquired locations take up to 12 months before realizing margins consistent with our mature locations.

General and Administrative Expenses (“G&A”)

General and administrative salaries, taxes and benefits increased to $32.1 million in the three-month period ended March 31, 2006 from $18.0 million during the three-month period ended March 31, 2005, representing an increase of $14.1 million. This increase is primarily attributable to increased personnel costs of $5.7 million related to additional operational and corporate staff necessitated by our internal growth and acquisitions; $0.4 million in severance payments related to employees terminated through our integration efforts; other increases of $1.3 million related to internal growth; and, $6.8 million of field administrative support related to acquisitions.

Other general and administrative expenses increased to $23.6 million in the three-month period ended March 31, 2006 from $11.0 million during the three-month period ended March 31, 2005, representing an increase of $12.6 million. This increase is primarily attributable to a $1.3 million increase in bad debts expense related substantially to our non-Medicare revenue; $2.1 million in rent expense that includes $1.5 million related to new properties and $0.6 million is related primarily to new leases for our base business and our temporary corporate offices; a $2.5 million increase in office supplies of which $1.4 million is related to acquisitions and start-ups, $0.4 million is related to an increase in our base business and $0.7 million is corporate related to serve our acquired properties; a $2.8 million increase in contract services of which $1.0 million relates to our acquisitions and start-ups, $0.5 million relates to our base business and $1.7 million relates to our corporate offices and includes such items as recruiting, advertising and marketing; $2.5 million in travel that includes our ongoing integration efforts; and $1.3 million in utilities.

Other Income and Expense, net

Other expense was $0.8 million in the three-month period ended March 31, 2006 as compared to Other income of $0.2 million during the three-month period ended March 31, 2005, representing a decrease of $1.0 million and is primarily attributable to the amounts of cash and debt that we had outstanding during each of the three-month periods. As of March 31, 2006, primarily as a result of our acquisitions, we owed $46.3 million under our senior credit facility and $10.0 million under our revolver. During the three-month period ended March 31, 2006 we incurred approximately $1.1 million in interest expense associated with these obligations and our promissory notes payable. This was partially offset by approximately $0.2 million in interest income related to our cash on hand that is swept each evening into an overnight money market account and $0.1 million in miscellaneous income.

Income Tax Expense

Income tax expense of $4.6 million was comparable for the three-month periods ended March 31, 2006 and March 31, 2005, based on net income before taxes and estimated income tax rates of $11.9 million and 38.8% for the three-month period ended March 31, 2006 and $11.7 million and 39.4% for the three-month period ended March 31, 2005. The decrease in the effective tax rate is primarily due to federal employment credits generated as a result of tax relief created under legislation related to Hurricane Katrina that expires December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating activities used $6.5 million during the three-month period ended March 31, 2006, whereas such activities provided $10.6 million for the three-month period ended March 31, 2005. Cash used in operating activities primarily included $7.3 million in net income that was increased by $2.4 million in depreciation and amortization, $2.0 million in bad debt provisions and $0.6 million in non-cash compensation expense. This was offset by an $18.8 million decrease in working capital that included $1.2 million in state income taxes and $18.8 million in payroll taxes incurred in 2005 that we were permitted to defer payment until February 28, 2006 under two tax acts passed by the United States Congress intended to provide relief for businesses located in areas affected by Hurricanes Katrina, Rita and Wilma.

Investing activities used $8.7 million cash during the three-month period ended March 31, 2006, whereas such activities used $21.1 million during the three-month period ended March 31, 2005. Cash used in investing activities in 2006 is primarily attributed to acquisitions of $4.1 million together with purchases of property and equipment of $4.7 million.

Financing activities provided $7.5 million during the three-month period ended March 31, 2006, whereas such activities used $0.2 million during the three-month period ended March 31, 2005. Proceeds included $10.0 million from our revolving loan, $1.0 million from the issuance of stock pursuant to our employee stock purchase plan and the exercise of stock options pursuant to our stock option plans inclusive of the tax benefits from stock option exercises which was partially offset by payments on our senior credit facility, notes payable and capital lease obligations of $3.5 million.

Liquidity

Our principal source of liquidity is the collection of our accounts receivable, principally under the Medicare program.

As of March 31, 2006, we had $9.5 million in cash and cash equivalents and $50.5 million in indebtedness related to our senior credit facility and to promissory notes that we incurred primarily as a result of our acquisitions. As of March 31, 2006, we owed $10.0 million under our revolving loan and have issued $2.6 million in letters of credit, primarily related to our workers’ compensation insurance. In February we amended the revolving loan portion of our senior credit facility to allow us the ability to borrow up to $25.0 million in cash and issue letters of credit of up to $5.0 million. We made a $2.0 million repayment on our revolving loan in April 2006 and currently owe $8.0 million. We are in compliance with all of the covenants of our senior credit facility.

We are continuing to renovate the building that we purchased in 2005 that will consolidate our corporate headquarters. The estimated cost for the refurbishment is $16 million with a November 2006 anticipated completion date. At March 31, 2006, we had expended approximately $3.1 million in refurbishments and anticipate spending the balance of $12.9 million during 2006. In addition, we have begun to deploy laptop computers to our clinical staff in an effort to enhance the accuracy of patient information. We spent approximately $0.5 million in the three-month period ended March 31, 2006 and anticipate spending an additional $3.1 million, primarily in the second half of 2006, and $7.0 million in 2007. Further, we anticipate spending between $6.0 to $8.0 million in routine capital expenditures.

Based on operating forecasts, we believe that we will have sufficient cash to fund our operations, debt service and capital requirements over the next twelve months. However, our liquidity is dependent upon a number of factors influencing forecasts of earnings and operating cash flows. These factors include patient growth, attaining expected results from acquisitions including our integration efforts, certain assumptions of our reimbursement by Medicare and our ability to manage our operations based upon certain staffing formulas. Further, we have certain other contingencies and reserves, including litigation reserves, recorded as liabilities in our accompanying consolidated balance sheets that we may not be required to liquidate in cash during 2006. However, in the event that all liabilities become due within twelve months, we may be required to limit our acquisition activities, utilize its revolving credit facility, seek additional financing and/or sell operations on terms unfavorable to us.

Recent Reimbursement Developments

Effective January 1, 2006, previously passed legislation provided for a 2.8% increase to the Medicare per episode reimbursement rate. In February 2006, the United States Congress rescinded this 2.8% increase and enacted legislation to freeze the rate at $2,264, the amount in effect since January 1, 2005. In the same legislation, Congress provided for a 5% additional reimbursement for patients in designated rural areas for episodes commencing on or after January 1, 2006. CMS establishes area wage adjustment factors that reflect the relative level of wages and wage-related costs applicable to the furnishing of home health services and to provide appropriate adjustments to the episode payment amounts to account for area wage differences. In prior years, CMS determined each home health agency’s labor market area based on Metropolitan Statistical Areas (“MSAs”) issued by OMB. Effective January 1, 2006, area wage adjustments are based on Core Based Statistical Areas (“CBSAs”), defined as “a geographic entity associated with at least one core of 10,000 or more population, plus adjacent territory that has a high degree of social and economic integration with the core as measured by communities.” CBSAs fall into two categories: Metropolitan Statistical Areas and Micropolitan Statistical Areas. Metropolitan Statistical Areas are based on urbanized areas of 50,000 or more population and Micropolitan

Statistical Areas are based on urban clusters of at least 10,000 population but less than 50,000 population. Counties that do not fall within CBSAs are deemed “Outside CBSAs.” In the past, the OMB defined MSAs around areas with a minimum core population of 50,000 and smaller areas were “Outside MSAs.”

CMS administers the Medicare program and works in partnership with the states to administer Medicaid. CMS is responsible for the administrative simplification standards from HIPAA and quality standards in health care facilities through its survey and certification activity. In its administrative capacity, CMS has the regulatory means to impact reimbursement. CMS is expected to review the case mix adjustments index in 2006 (see Note 2 to the consolidated financial statements) as part of a previously scheduled process. We are unable to predict the timing or outcome of such a review.

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

We do not believe that inflation has had a material effect on its results of operations during the three-month periods ended March 31, 2006 and 2005.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our primary interest rate risk exposures relate to (i) the interest rate on long-term borrowings; (ii) our ability to refinance our debt at maturity at market rates; and (iii) the impact of interest rate movements on our ability to meet interest expense requirements and financial covenants under our debt instruments.

Our variable rate debt consists of borrowings made under our $75.0 million credit agreement, as amended, that consists of a $30.0 million aggregate principal revolving loan commitment, of which $10.0 million was outstanding as of March 31, 2006, and a $50.0 million term loan commitment, of which $46.3 million was outstanding as of March 31, 2006. The revolving loan and the term loan bear interest at a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.25% per year and the revolving loan also bears an unused commitment fee of 0.5%. For 2005, the weighted average interest rate under our outstanding debt was 6.93%.

A one percent increase (decrease) in the variable interest rate would result in a $0.1 million increase (decrease) in the related interest expense for the three-month period ended March 31, 2006 based upon actual outstanding borrowings during the three-month period.

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

Changes In Internal Controls

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

No significant changes from the disclosures contained in the Company’s Form 10-K for the year ended December 31, 2005.

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

(b) Reports on Form 8-K

On April 6, 2006, we filed a Current Report on Form 8-K containing a press release announcing the expansion of home health presence in South Carolina.

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

DATE: May 2, 2006