Form 10-Q
period 2006-06-30
AMEDISYS INC
filed 2006-08-01
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $.001 par value, 16,106,452 shares outstanding as of July 27, 2006.

PART I.

FINANCIAL INFORMATION

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2006 and December 31, 2005

(Dollar amounts in thousands, except share data)

	As of
	June 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$7,957	$17,231
Patient accounts receivable, net of allowance for doubtful accounts of $7,626 at June 30, 2006 and $12,387 at December 31, 2005	63,814	68,139
Prepaid expenses	4,286	2,693
Other current assets	5,912	4,277

Total current assets	81,969	92,340

Property and equipment, net	36,700	27,389
Goodwill	207,775	197,002
Intangible assets, net of accumulated amortization of $4,169 at June 30, 2006 and $3,108 at December 31, 2005	14,199	11,447
Other assets, net	7,037	11,819

Total assets	$347,680	$339,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,527	$29,922
Accrued expenses	51,672	45,165
Obligations due Medicare	7,873	10,551
Current portion of long-term obligations	11,194	10,144
Current portion of deferred income taxes	4,473	4,173

Total current liabilities	88,739	99,955

Long-term obligations, less current portions	39,217	43,063
Deferred income taxes	2,680	3,556
Other long-term obligations	1,184	824

Total liabilities	131,820	147,398

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 30,000,000 shares authorized; 16,066,071 and 15,881,691 shares issued at June 30, 2006 and December 31, 2005, respectively, and 16,061,188 and 15,877,524 shares outstanding at June 30, 2006 and December 31, 2005, respectively	16	16
Additional paid-in capital	153,007	146,684
Treasury stock at cost, 4,883 and 4,167 shares held at June 30, 2006 and December 31, 2005, respectively	(52)	(25)
Unearned compensation	—	(628)
Retained earnings	62,889	46,552

Total stockholders’ equity	215,860	192,599

Total liabilities and stockholders’ equity	$347,680	$339,997

See accompanying notes to consolidated financial statements

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

For the three and six-month periods ended June 30, 2006 and 2005

(Dollars amounts in thousands, except per share data)

(Unaudited)

	Three-month period ended		Six-month period ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net service revenue	$132,910	$80,061	$260,097	$150,498

Cost of service, excluding depreciation and amortization	56,664	33,044	112,434	61,505
General and administrative expenses:
Salaries and benefits	34,025	18,792	66,170	36,712
Non-cash compensation	597	65	1,193	150
Other	23,458	13,916	47,041	25,042
Depreciation and amortization	2,477	1,523	4,850	2,856

Operating expense	117,221	67,340	231,688	126,265

Operating income	15,689	12,721	28,409	24,233

Other (expense) income:
Interest income	220	519	426	900
Interest expense	(1,122)	(142)	(2,246)	(287)
Miscellaneous, net	5	(12)	105	(27)

Total other (expense) income	(897)	365	(1,715)	586

Income before income taxes	14,792	13,086	26,694	24,819

Income tax expense	5,739	5,156	10,357	9,779

Net income	$9,053	$7,930	$16,337	$15,040

Net income per common share:
Basic	$0.57	$0.51	$1.03	$0.97

Diluted	$0.55	$0.50	$1.00	$0.95

Weighted average common shares outstanding:
Basic	15,976	15,509	15,926	15,450

Diluted	16,326	15,837	16,291	15,789

See accompanying notes to consolidated financial statements

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six-month periods ended June 30, 2006 and 2005

(Amounts in thousands)

	(Unaudited) Six-month period ended
	June 30, 2006	June 30, 2005
Cash Flows from Operating Activities:

Net income	$16,337	$15,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,850	2,862
Provision for bad debts	4,004	1,774
Non-cash compensation expense	1,193	113
Loss on disposal of property and equipment	179	53
Deferred income taxes	(253)	759
Amortization of deferred debt issue costs	242	—
Tax benefit from stock option exercises	—	1,029
Write off of inventory	—	1,063
Changes in assets and liabilities, net of acquisitions:
(Increase) in accounts receivable	(63)	(14,290)
(Increase) in other current assets	(3,226)	(2,069)
Decrease (increase) in other assets	962	(3,606)
(Decrease) in accounts payable	(17,055)	(2,161)
Increase in accrued expenses	8,789	13,037
Increase in other long-term obligations	358	—
(Decrease) in Medicare liabilities	(1,509)	(209)

Net cash provided by operating activities	14,808	13,395

Cash Flows from Investing Activities:
Proceeds from the sale of property and equipment	50	74
Purchases of property and equipment	(12,608)	(11,691)
Acquisitions of businesses, net	(8,767)	(19,668)

Net cash used in investing activities	(21,325)	(31,285)

Cash Flows from Financing Activities:

Proceeds from issuance of stock to employee stock purchase plan	834	661
Proceeds from issuance of stock upon exercise of stock options and warrants	1,071	1,102
Tax benefit from stock option exercises	653	—
Principal payments of long-term obligations	(5,315)	(1,468)
Other (decreases)	—	(21)

Net cash (used in) provided by financing activities	(2,757)	274

Net decrease in cash and cash equivalents	(9,274)	(17,616)
Cash and cash equivalents at beginning of period	17,231	89,679

Cash and cash equivalents at end of period	$7,957	$72,063

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,073	$152

Cash paid for 2005 payroll taxes under Hurricane Relief Act extended deadlines	26,906	—

Cash paid for income taxes, net of refunds received	1,933	7,076

Supplemental Disclosures of Non Cash Financing and Investing Activities:
Stock issued for 401(k) Plan	$3,199	$1,672

Notes payable issued for acquisitions	2,520	3,400

Stock issued for acquisitions	—	1,500

See accompanying notes to consolidated financial statements

AMEDISYS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited)

1. Organization and Nature of Operations

Amedisys, Inc., a Delaware corporation, is a multi-state provider of home health care and hospice services. At June 30, 2006, the Company operated 235 Medicare-certified home health agencies and 12 Medicare-certified hospice agencies in 17 states primarily located in the southern and southeastern United States. In the six-month period ended June 30, 2006, the Company added 13 home health agencies through acquisition, initiated operations at 13 new home health locations and closed four home health locations.

The Company derived approximately 93% of its net service revenue from Medicare for the three and six-month periods ended June 30, 2006 and June 30, 2005.

Primarily as a result of the Company’s rapid growth through acquisition, operating results may not be comparable for the periods that are presented.

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2006, the results of operations for the three and six-month periods ended June 30, 2006 and 2005, and cash flows for the six-month periods ended June 30, 2006 and 2005. The results of operations for the interim periods presented are not necessarily indicative of results of operations for the entire year. These interim consolidated financial statements should be read in conjunction with the Company’s annual financial statements and related notes in the Company’s Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 16, 2006.

The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles. In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Certain reclassifications have been made to the financial statements for the three and six-month periods ended June 30, 2005 to conform to the presentation of the financial statements for the three and six-month periods ended June 30, 2006.

2. Share Based Compensation

The Company has two stock option plans, the Amedisys, Inc. 1998 Stock Option Plan and the Amedisys, Inc. Director Stock Option Plan (collectively “the plans”). These plans are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award and the terms, conditions, performance measures and other provisions of the award.

At the Company’s annual stockholder meeting on June 8, 2006, its stockholders approved an amendment to the 1998 Stock Option Plan to increase by 1,000,000, the number of shares of the Company’s common stock reserved for issuance under the plan to a total 3,125,000 shares.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised) (“SFAS 123(R)”), Share-Based Payment, using the modified prospective method of application. Prior to the adoption of SFAS 123(R), the Company accounted for stock option grants in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants when the issuance price of the options was equal to or above the market value of the stock on the date of issuance.

Under the modified prospective approach, SFAS 123(R) applies to new awards issued on or after January 1, 2006, as well as awards that were outstanding as of December 31, 2005 including those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the three and six-month periods ended June 30, 2006, includes compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005 in accordance with the original provisions of SFAS 123. Prior periods were not restated to reflect the impact of adopting the new standard. During the six-month period ended June 30, 2006, the Company granted no share-based payments.

As a result of adopting SFAS 123(R), the Company’s income before taxes, net income and basic and diluted earnings per share for the three-month period ended June 30, 2006 was $0.6 million, $0.4 million, $0.02 and $0.02 lower, respectively, and the Company’s income before taxes, net income and basic and diluted earnings per share for the six-month period ended June 30, 2006 was $1.2 million, $0.7 million, $0.05 and $0.05 lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25 for its stock option grants. The Company also reclassified unearned stock based compensation to Additional paid in capital in the accompanying consolidated and unaudited balance sheet as of June 30, 2006 as a result of this standard.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options. In addition, the Company receives an additional tax deduction when non-vested stock vests at a higher value than the value used to recognize compensation expense at the date of grant. Prior to adoption of SFAS 123(R), the Company reported all tax benefits resulting from the award of equity instruments as operating cash flows in its consolidated statements of cash flows. In accordance with SFAS 123(R), the Company is required to report excess tax benefits from the award of equity instruments as financing cash flows. Excess tax benefits will be recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes. For the six-month period ended June 30, 2006, $0.7 million of tax benefits was reported as financing cash flows rather than operating cash flows, as required by the standard.

Net cash proceeds from the exercise of stock options were $0.6 million and $1.1 million, respectively, for the three and six-month periods ended June 30, 2006. The actual income tax benefit realized from stock option exercises was $0.5 million and $0.8 million, respectively, for the three and six-month periods ended June 30, 2006.

The following table illustrates the effect on operating results and per share information had the Company accounted for share-based compensation in accordance with SFAS 123(R) for the periods indicated (in thousands, except per share amounts):

	Three-month period ended June 30, 2005	Six-month period ended June 30, 2005
Net income:
As reported	$7,930	$15,040
Add: Share-based employee compensation reported in net income, net of taxes	26	68
Deduct: Share-based employee compensation under the fair value method for all awards, net of taxes	(306)	(3,392)

Pro forma	$7,650	$11,716

Basic net income per share:
As reported	$0.51	$0.97
Add: Share-based employee compensation reported in net income, net of taxes	—	—
Deduct: Share-based employee compensation under the fair value method for all awards, net of taxes	(0.02)	(0.21)

Pro forma	$0.49	$0.76

Diluted net income per share:
As reported	$0.50	$0.95
Add: Share-based employee compensation reported in net income, net of taxes	—	—
Deduct: Share-based employee compensation under the fair value method for all awards, net of taxes	(0.02)	(0.21)

Pro forma	$0.48	$0.74

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods. There were no stock option awards granted during the six-month period ended June 30, 2006.

	Three-month period ended June 30, 2005	Six-month period ended June 30, 2005
Risk-free interest rates	3.53-5.16%	3.53-5.16%
Expected life of options (in years)	5-10	5-10
Expected volatility	42.30-105.71%	42.30-105.71%
Expected annual dividend yield	—	—

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercise patterns for these same homogeneous groups and the implied volatility of its stock price.

At June 30, 2006, there was $2.5 million of unrecognized compensation cost related to share-based payments that is expected to be recognized over a weighted-average period of 2.4 years.

The following table represents stock option activity for the six-month period ended June 30, 2006:

	Number of Shares	Weighted average exercise price	Weighted average contractual life
Outstanding options at beginning of period	1,048,275	$21.57
Granted	—	—
Exercised	(71,951)	14.89
Canceled, forfeited or expired	(34,334)	32.20

Outstanding options at end of period	941,990	21.69	7.36

Options exercisable at end of period	765,179	19.76	7.10

Options available for future stock option grants to employees and directors under existing plans were 1,285,345 and 168,600, respectively, at June 30, 2006. The aggregate intrinsic value of options outstanding at June 30, 2006 was $15.2 million and the aggregate intrinsic value of options exercisable was $13.9 million. Total intrinsic value of options exercised was $1.7 million for the six-month period ended June 30, 2006.

The following table summarizes non-vested stock option activity for the six-month period ended June 30, 2006:

	Number of shares	Weighted-average grant date fair value
Non-vested stock options at beginning of period	325,182	$16.87
Granted	—	—
Vested	(116,538)	19.25
Forfeited	(31,833)	32.92

Non-vested stock options at end of period	176,811	30.04

Non-vested Stock

During 2005, the Company issued 30,764 shares of non-vested stock with vesting terms ranging from one to four years, of which 28,060 were outstanding at June 30, 2006. The Company recognized $0.1 million and $0 in compensation expense that was included in general and administrative expenses in the accompanying condensed consolidated income statements related to these non-vested stock grants for the three-month periods ended June 30, 2006 and June 30, 2005, respectively, and $0.3 million and $0.1 million in compensation expense that was included in general and administrative expenses in the accompanying condensed consolidated income statements related to these non-vested stock grants for the six-month periods ended June 30, 2006 and June 30, 2005, respectively.

The following table represents the shares that were granted and outstanding as of June 30, 2006:

	Number of shares	Weighted-average grant date fair value
Non-vested stock at beginning of period	30,764	$31.98
Granted	—	—
Vested	(2,704)	32.05
Forfeited	—	—

Non-vested stock at end of period	28,060	$31.98

Warrants

At June 30, 2006, the Company had 38,000 warrants outstanding with an exercise price of $14.40 per share. The warrants were issued in connection with a November 2003 private placement.

3. Revenue Recognition and Accounts Receivable

The Company earns revenues through its home health care and hospice agencies by providing a variety of services, as described below, in the patient’s residence. The Company is dependent on reimbursement from Medicare, which represents approximately 93% of net revenues for all periods presented.

Medicare Revenue Recognition

Medicare pays providers of home health care fixed, predetermined rates for services and supplies bundled into 60-day episodes of home health care. An episode of home health care spans a 60-day period, starting with the first day a billable visit is furnished to a Medicare beneficiary and ending 60 days later, or earlier if discharged prior to sixty days. If a patient is still in treatment on the 60th day a new episode begins on the 61st day, regardless of whether a billable visit is rendered on that day, and ends 60 days later. The first day of a consecutive episode, therefore, is not necessarily the new episode’s first billable visit. A base episode payment is established by Medicare through federal legislation for all episodes of care ended on or after the applicable time periods detailed below:

Period	Base episode payment (1)
October 1, 2002 through September 30, 2003	$2,159
October 1, 2003 through March 31, 2004	2,231
April 1, 2004 through December 31, 2004	2,213
January 1, 2005 through December 31, 2006 (2)	2,264

(1)	The actual episode payment rates vary from the rates presented depending on the home health resource groups (“HHRGs”) to which Medicare patients are assigned, and the per episode payment is typically reduced or increased by such factors as the patient’s clinical, functional, and services utilization characteristics.
(2)	Effective January 1, 2006, previously passed legislation provided for a 2.8% increase to the Medicare base payment reimbursement rate. In February 2006, the United States Congress rescinded this 2.8% increase and enacted legislation to freeze the rate at $2,264, the amount in effect since January 1, 2005. In the same legislation, Congress provided for a 5% additional reimbursement for patients in designated rural areas for episodes commencing on or after January 1, 2006.

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

Medicare reimbursement, on an episodic basis, is subject to adjustment if there are significant changes in the patient’s condition during the treatment period or if the patient is discharged but readmitted to another agency within the same 60-day episodic period. Revenue recognition under the Medicare reimbursement program is based on certain variables including, but not limited, to: (i) changes in the base episode payments established by Medicare; (ii) adjustments to the base episode payments for partial episodes and for other factors, such as case mix, geographic wages, low utilization and intervening events; and, (iii) recoveries of overpayments. Adjustments to revenue result from differences between estimated and actual reimbursement amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk.

Revenue recognition for episodes in progress is estimated based upon historical trends. The Company continuously compares the estimated Medicare reimbursement amounts recorded to the actual Medicare reimbursement amounts received. Historically, any difference between estimated amounts recorded and actual amounts received from Medicare has been immaterial. Management believes based on information available to it and its judgment that changes to one or more of the factors that impact the accounting estimate, which are reasonably likely to occur from period to period, will not materially impact either the Company’s reported financial results, its liquidity or its future financial results. The main impact would be current legislation impacting the Company’s reimbursement rates. The Company is currently unaware of any such proposals.

Deferred revenue of approximately $26.2 million and $26.9 million relating to the Medicare PPS program was included as a reduction to the Company’s accounts receivable at June 30, 2006 and December 31, 2005, respectively, since only a nominal amount of deferred revenue represents cash collected in advance of providing services.

Hospice Revenue Recognition

Hospice is generally billed to Medicare weekly for discharged patients and monthly for ongoing care at a per diem rate dependent upon level of care and geographic location. Each hospice provider is subject to payment caps for inpatient services, and this cap is based on inpatient days, which cannot exceed 20% of all Medicare hospice days.

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

The Company has settled all years through October 31, 2004 without exceeding any of the cap limits and believes that, based upon its calculations and historical experience, that it has not exceeded any of the cap limits and will have no amounts due the fiscal intermediary for the cap period ending October 31, 2005, which is expected to be settled in the third quarter of 2006.

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

Collectibility of Accounts Receivable

In the six-month period ended June 30, 2006, the Company’s accounts receivable decreased, net of the allowance for doubtful accounts, from $68.1 million at December 31, 2005 to $63.8 million, and days revenue outstanding decreased from 62.3 days at December 31, 2005 to 48.9 days at June 30, 2006. The improvement was due primarily to ongoing re-engineering efforts in the collections process, the collection of $5.1 million in Medicare payments that had been delayed due pending Changes of Ownership requirements related to acquired properties and the write-off of approximately $8.8 million in uncollectible accounts that were fully reserved for in the allowance for doubtful accounts. This was partially offset by collection efforts related to hospice reimbursement, which is now a larger portion of its outstanding accounts receivable and is generally subject to slower cash collections in comparison to the Company’s home health agencies.

The following schedule details the Company’s accounts receivable by payor class (dollars in thousands):

At June 30, 2006:

	Current (3)	31-60	61-90	91-120	Over 120	Total
Medicare (1)	$3,613	$18,302	$12,667	$5,049	$9,396	$49,027
Medicaid	1,576	1,507	1,298	726	2,341	7,448
Private	2,824	1,847	1,248	1,170	7,876	14,965

Total	$8,013	$21,656	$15,213	$6,945	$19,613	71,440

Allowance for doubtful accounts						(7,626)

Net accounts receivable						$63,814

Days revenue outstanding (2)						48.9

December 31, 2005:

	Current (3)	31-60	61-90	91-120	Over 120	Total
Medicare (1)	$10,112	$17,894	$11,541	$5,581	$11,608	$56,736
Medicaid	1,528	1,467	1,468	746	2,433	7,642
Private	3,537	1,284	1,222	1,090	9,015	16,148

Total	$15,177	$20,645	$14,231	$7,417	$23,056	80,526

Allowance for doubtful accounts						(12,387)

Net accounts receivable						$68,139

Days revenue outstanding (2)						62.3

(1)	There was $1.0 million and $5.1 million pending approval of the Change of Ownership by the Center for Medicare Services (“CMS”) as of June 30, 2006 and December 31, 2005, respectively. The Company believes all amounts to be collectible.
(2)	Due to the Company’s significant acquisitions and its internal growth, the calculation for days revenue outstanding is derived by dividing the ending gross accounts receivables at June 30, 2006 and December 31, 2005 by the average daily net patient revenues for the three-month periods ended June 30, 2006 and December 31, 2005, respectively.
(3)	The classification of current accounts receivable includes unbilled amounts of $1.1 million and $5.5 million as of June 30, 2006 and December 31, 2005, respectively. When such amounts are billed, these amounts are aged based upon the initial service date.

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

The collection process begins with a concerted effort to ensure that billing is accurate. The Company derived approximately 93% of its net service revenue from Medicare for each of the three-month periods ended June 30, 2006 and 2005 with a 99% cash collection realization on Medicare receivables. The Company’s pre-billing process includes an electronic Medicare claim review referred to as a scrubber, which is designed to minimize those claims that might be rejected by Medicare due to incorrect or insufficient data. Non-Medicare accounts are billed based upon payor requirements and include multiple third party payors. The Company routinely performs pre-billing reviews to improve the quality of filed claims and monitors claims that are not processed timely. For 2005, self-pay revenue represented less than 2% of non-Medicare revenue and approximately .01% of total revenue and is considered immaterial. For non-Medicare third party payors and for self-pay, if payment has not been received within prescribed periods, collection personnel contact payors to determine why payment has not been made and claims are resubmitted if necessary. Collections personnel also bill patients for any co-payments and make a good faith effort to collect these amounts. There are a very small number of contracts that require a patient co-payment. If a claim has been denied, an appeal is filed with the payor. If, through individual review of accounts, it is determined that all efforts have been exhausted a write-off is generated. The Company has authorizations required to initiate and post these write-offs. Accounts are written off against the allowance only when all internal collection efforts have been exhausted, and such determination may take up to 12 months. At such time, the accounts are remanded to a collection agency and any collections made by the collection agency, net of fees, are treated as recoveries of bad debts.

4. Acquisitions

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

Summary of 2006 Acquisitions

On June 1, 2006, the Company acquired certain assets and certain liabilities of three home health agencies in West Virginia for a total purchase price of $3.3 million that included $2.6 million in cash and a promissory note of $0.7 million payable in four semi-annual installments with the final payment due January 1, 2008. In connection with the acquisition, the Company recorded substantially the entire purchase price as goodwill ($2.6 million) and other intangibles ($0.8 million).

On April 1, 2006, the Company acquired certain assets and certain liabilities of one home health agency in South Carolina for a total purchase price of $3.2 million that included $2.7 million in cash and a promissory note of $0.5 million payable in quarterly installments over a one-year period. In connection with the acquisition, the Company recorded substantially the entire purchase price as goodwill ($2.8 million) and other intangibles ($0.4 million).

On February 1, 2006, the Company acquired the certificate of need (“CON”) of a single home health agency in South Carolina for a total purchase price of $0.2 million. On January 5, 2006, the Company acquired certain assets of seven home health agencies in central Oklahoma for a total purchase price of $2.7 million that included $2.1 million in cash and a three-year promissory note of $0.6 million. On January 5, 2006, the Company also acquired certain assets of an Oklahoma-based therapy-staffing agency for a total purchase price of $2.5 million that included $1.75 million in cash and a three-year promissory note of $0.75 million. In connection with the acquisitions, the Company recorded substantially the entire purchase price as goodwill ($4.8 million) and other intangibles ($0.2 million).

Summary of 2005 Acquisitions

In November 2005, the Company acquired certain assets and certain liabilities of a single home health agency in Lexington, North Carolina for $2.2 million in cash. In connection with the acquisition, the Company recorded substantially the entire purchase price as goodwill ($1.9 million) and other intangibles ($0.3 million) in the fourth quarter of 2005.

In August 2005, the Company acquired certain assets and certain liabilities of SpectraCare Home Health Services, Inc. (“SpectraCare”), a home health provider with nine agencies in Ohio, Indiana and the CON states of Kentucky and Tennessee, for $13.0 million in cash. As a part of the purchase agreement, $2.0 million of the total purchase price was placed in escrow for a period up to two years. The Company is not aware of any items that have or would impact the escrowed funds. The Company recorded substantially all of the purchase price as goodwill ($12.0 million) and other intangibles ($1.5 million).

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

In July 2005, the Company acquired the stock of HMR Acquisition, Inc., the parent holding company of Housecall Medical Resources, Inc. (“Housecall”), a privately-held provider of home care services with 57 home health agencies and nine hospice agencies in the states of Tennessee, Florida, Kentucky, Indiana and Virginia for a total purchase price of approximately $106.8 million, of which $11.0 million was placed in escrow for a two-year period from the date of the acquisition. The acquisition was completed on July 11, 2005, and the Company incurred approximately $1.8 million in closing costs associated with the acquisition. The aggregate purchase price was allocated to the assets acquired and liabilities assumed based upon a preliminary estimate of their fair values as determined by a valuation performed by an independent national firm. The Company finalized its purchase price accounting for Housecall during the second quarter of 2006 as detailed in the table below based upon information as provided in a final valuation as performed by an independent national firm. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets was allocated to goodwill. The Company’s goodwill as recognized is the excess of purchase price over the fair value of the identifiable net tangible and intangible assets acquired at the date of acquisition. The Company believes that the acquisition provides a market presence complementary to existing geographic markets for its home health business as well as establishing a meaningful entry into the hospice business with an assembled work force, which is included as a component of goodwill. The following table summarizes the estimated fair values of the Housecall assets acquired and liabilities assumed in July 2005.

Accounts receivable, net	$13,752
Property and equipment	1,674
Goodwill	97,129
Intangible assets	5,600
Deferred taxes	10,461
Other assets	3,455
Current liabilities	(20,472)
Long-term obligations	(3,040)

$108,559

The following table contains pro forma consolidated income statement information for the three and six-month periods ended June 30, 2005 as if the Housecall transaction occurred January 1, 2005 (Dollar amounts in thousands except per share data):

	Three-month period ended June 30, 2005	Six-month period ended June 30, 2005
Net service revenue	$110,679	$209,922
Operating income	14,364	28,012
Net income	8,299	16,368
Basis earnings per share	0.53	1.06
Diluted earnings per share	0.52	1.04

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

In May 2005, the Company acquired certain assets and certain liabilities of a single home health agency in Collins, Mississippi from Covington County Hospital for $1.0 million in cash. The Company recorded substantially all of the purchase price as goodwill ($0.8 million) and other intangible assets ($0.2 million) in the second quarter of 2005.

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

In February 2005, the Company acquired certain assets and certain liabilities of 10 home health agencies from several affiliated companies operating as Winyah Health Care Group in South Carolina for $13.0 million in cash, 50,744 shares of Amedisys restricted stock valued at $1.5 million, and the issuance of a $2.0 million note payable to the seller. In connection with the acquisition, the Company recorded substantially the entire purchase price as goodwill ($14.0 million) and other intangibles ($2.2 million) in the first quarter of 2005.

5. Details of Certain Balance Sheet Accounts

Additional information regarding certain balance sheet accounts is presented below:

	As of June 30, 2006	Year ended December 31, 2005
	(In thousands)
Property and equipment:
Land	$2,507	$2,532
Leasehold improvements	526	568
Equipment and furniture	32,019	29,740
Computer software	10,321	8,843
Construction in progress	10,541	2,754

	55,914	44,437
Less: accumulated depreciation	(19,214)	(17,048)

	$36,700	$27,389

Other assets:
Workers’ compensation deposits	$3,479	$9,000
Deferred financing fees	1,507	1,749
Health insurance deposits	811	—
Other miscellaneous deposits	744	828
Other	496	242

	$7,037	$11,819

Accrued expenses:
Payroll and payroll taxes	$24,731	$23,262
Insurance	11,924	10,953
Income taxes	7,796	—
Legal and other settlements	1,390	1,517
Other	5,831	9,433

	$51,672	$45,165

Current portion of long-term obligations:
Senior credit facility and promissory notes payable	$10,915	$9,841
Capital leases	279	303

	$11,194	$10,144

6. Goodwill and Other Intangible Assets

The following table summarizes the activity related to goodwill and other intangible assets for the six-month period ended June 30, 2006:

	Goodwill	Certificates of Need	Acquired Name of Business	Non-Compete Agreements (2)
Balances at December 31, 2005	$197,002	$7,150	$1,311	$2,986
Additions	10,216	1,000	—	739
Adjustments related to acquisitions (1)	557	279	1,989	(194)
Amortization	—	—	—	(1,061)

Balances at June 30, 2006	$207,775	$8,429	$3,300	$2,470

(1)	The Company finalized its purchase price accounting for Housecall during the second quarter of 2006 based upon information as provided in a final valuation as performed by an independent national firm.
(2)	The weighted-average amortization period of non-compete agreements is 31 months.

7. Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the six-month period ended June 30, 2006 (amounts in thousands, except share information):

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock	Unearned Compensation	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2005	15,877,524	$16	$146,684	$(25)	$(628)	$46,552	$192,599
Issuance of stock to employee stock purchase plan	27,161	—	834	—	—	—	834
Issuance of stock for 401(k) match	84,552	—	3,199	—	—	—	3,199
Exercise of stock options	71,951	—	1,071	—	—	—	1,071
Stock option compensation	—	—	717	—	—	—	717
ESPP compensation expense	—	—	208	—	—	—	208
Tax benefit from stock option exercises	—	—	653	—	—	—	653
Reclassification of unearned compensation to additional paid in capital	—	—	(628)	—	628	—	—
Non-vested stock compensation	—	—	269	—	—	—	269
Surrendered shares	—	—	—	(27)	—	—	(27)
Net income	—	—	—	—	—	16,337	16,337

Balance, June 30, 2006	16,061,188	$16	$153,007	$(52)	$—	$62,889	$215,860

8. Earnings per Share

Earnings per common share, calculated on the treasury stock method, are based on the weighted average number of shares outstanding during the period. The following table sets forth the computation of basic and diluted net income per common share for the three and six-month periods ended June 30, 2006 and June 30, 2005 (amounts in thousands, except per share amounts):

	Three-month period ended June 30,		Six month-period ended June 30,
	2006	2005	2006	2005
Basic net income per share:
Net income	$9,053	$7,930	$16,337	$15,040

Weighted average number of shares outstanding	15,976	15,509	15,926	15,450

Net income per common share – basic	$0.57	$0.51	$1.03	$0.97

Diluted net income per share:
Net income	$9,053	$7,930	$16,337	$15,040

Weighted average number of shares outstanding - basic	15,976	15,509	15,926	15,450
Effect of dilutive securities:
Stock options	313	307	328	319
Warrants	23	21	23	20
Non-vested stock	14	—	14	—

Weighted average number of shares outstanding – diluted	16,326	15,837	16,291	15,789

Net income per common share – diluted	$0.55	$0.50	$1.00	$0.95

For the three-month periods ended June 30, 2006 and June 30, 2005, there were 58,000 and 56,036, respectively, and for the six-month periods ended June 30, 2006 and June 30, 2005, there were 53,000 and 54,627, respectively, of additional potentially dilutive securities that were anti-dilutive.

9. Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”), which improves the financial reporting of certain hybrid financial instruments by eliminating exemptions to allow for a more uniform and simplified accounting treatment for these instruments. This Statement will be effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 16, 2006. The Company held no hybrid instruments during the six-month period ended June 30, 2006. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In February 2006, the FASB issued Staff Position No. FAS 123(R) – 4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow For Cash Settlement upon the Occurrence of a Contingent Event (“FSP 123(R)-4”). FSP 123(R)-4 amends SFAS No. 123(R) to require companies with contingent cash-settlement provisions in their employee share option awards to assess the probability of the contingent event’s occurrence when classifying the instrument as a liability or equity. The guidance in this FSP was applied upon initial adoption of Statement 123(R). Since the Company adopted SFAS No. 123(R) prior to the issuance of the FSP, the Company applied the guidance in this FSP in the first reporting period beginning after February 2006. The Company’s 1998 Stock Option Plan does not have a provision to allow for contingent cash settlements.

In October 2005, the FASB issued Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period (“FSP13-1”). FSP 13-1 requires that rental costs associated with ground or building operation leases that are incurred during a construction period be recognized as rental expense. The guidance in this FSP applies to the first reporting period beginning after December 15, 2005. FSP 13-1 was adopted in the first quarter of 2006 and did not impact the Company’s financial statements as rental costs incurred during a construction period were previously expensed.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). This Statement is effective for fiscal years beginning after December 15, 2006. FIN 48 will be adopted during the first quarter of 2007 and it is not expected to have a material impact on the Company’s consolidated financial statements.

10. Commitments and Contingencies

Lease Guarantees

As of June 30, 2006, the Company had issued guarantees totaling $3.6 million related to office leases of subsidiaries.

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

Insurance

The Company is obligated for certain costs under various insurance programs, including workers’ compensation, employee health and welfare and professional liability, and while the Company maintains various insurance programs to cover these risks, it is self-insured for a substantial portion of its known and potential claims. The Company recognizes its obligations associated with these costs in the period in which a claim is incurred, including with respect to both reported claims and claims incurred but not reported up to specified deductible limits.

The Company’s worker compensation plan has a $250,000 deductible per claim, and the Company has elected to either fund its carrier with a letter of credit or a deposit for the purpose of guaranteeing the payment of claims. The Company’s deposits may be depleting or non-depleting. A depleting deposit allows the carrier to draw upon the funds in order to pay the claims. Where the Company has provided a non-depleting deposit, the carrier invoices the Company each month for reimbursement of claims that it has paid. For carriers funded by a letter of credit and carriers where the deposit is deemed not sufficient to satisfy the Company’s total estimated obligation, the Company records an accrued liability for the portion of the estimated obligation that exceeds the amount of cash held by the carrier. As of June 30, 2006, deposits that the Company has made with the carriers net of claims already paid was $3.5 million, outstanding letters of credit totaled $4.7 million and the Company’s accrual for both outstanding and incurred but not reported claims was $9.9 million based upon independent actuarial estimates.

The Company is self-insured for health claims up to certain policy limits. Claims in excess of $150,000 per incident are insured by third party reinsurers. As of June 30, 2006, deposits that we have made with our carrier net of claims already paid was $0.8 million and the Company’s accrual for both outstanding and incurred but not reported claims was $2.7 million based upon independent actuarial estimates.

In the case of potential liability with respect to professional liability, employment and other matters where litigation may be involved, or where no insurance coverage is available, the Company’s policy is to use advice from both internal and external counsel as to the likelihood and amount of any potential cost. Such estimates, and the resulting reserves, are reviewed and updated on a quarterly basis. The Company maintained reserves for all legal claims, including an amount for professional liability claims incurred but not yet reported, of $1.4 million at June 30, 2006.

The Company maintains directors’ and officers’ insurance with aggregate annual limits of $15.0 million.

11. Long-Term Debt

Long-term debt, including capital lease obligations, consisted of the following:

	As of June 30, 2006	As of December 31, 2005
Senior credit facility	$45,000	$47,500
Promissory notes	4,937	5,127
Capital leases	474	580

	50,411	53,207
Less: current portion	(11,194)	(10,144)

Total	$39,217	$43,063

In July 2005, the Company entered into a financing arrangement for a five year Senior Secured Credit Facility (“senior credit facility”). As amended, the senior credit facility is comprised of a Term Loan of $50.0 million, fully drawn at closing, and a Revolving Credit Facility (“Revolver”) of up to $30.0 million inclusive of up to $5.0 million in letters of credit. As of June 30, 2006, the Company had full availability of the $25.0 million revolver, had issued $4.7 million in outstanding letters of credit, primarily related to our workers’ compensation insurance and owed $45.0 million under its term loan.

In May 2006, the Company amended its senior credit facility reducing the spread over LIBOR to 1.75% from 2.25% and reducing the spread over the prime rate to 0.75% from 1.25% for its current level of leverage. In addition, the Company modified its covenants to allow for capital expenditure exclusions of $19.0 million for its new corporate headquarters and $9.0 million for its point of care system.

The Company’s obligations under the senior credit facility are collateralized by its existing and after-acquired personal and real property. The senior credit facility matures in June 2010 and bears interest, at an amount, which depends on the Company’s overall Leverage Ratio, as defined in the agreement, inclusive of amendments. As amended, the interest rate on the outstanding portion of the Term Loan is LIBOR plus 1.75% and the interest rate on the outstanding portion of the Revolver is Prime plus 0.75%. The Company is obligated to a commitment fee of 0.375% on the unused portion of the Revolver.

During the three and six-month periods ended June 30, 2006, the Company’s average interest rate on its senior credit facility inclusive of the revolver was 7.28% and 7.12%, respectively. The senior credit facility contains financial covenants including: (i) a maximum capital expenditures limit with certain exclusions for expenditures related to its new corporate headquarters and its point of care system, (ii) a minimum fixed charge coverage ratio, and (iii) a maximum leverage ratio limit. Compliance with the financial covenants is measured quarterly. All of the financial covenants are predetermined and adjust over the term of the senior credit facility. All of the financial covenants are measured with results from the most recent 12-month period then ended, together with pro forma amounts for announced acquisitions. As of June 30, 2006, the Company was in compliance with all of the financial covenants of its senior credit facility.

In conjunction with an acquisition, the Company may elect to issue a promissory note for a portion of the purchase price. The notes that were outstanding as of June 30, 2006 were issued with varying maturities up to three years, range in amount between $0.5 million and $2.0 million and bear interest in a range of 6.0% to 9.25%. In certain instances, the notes are paid periodically and in other instances, at maturity. The Company issued $1.4 million and $2.5 million, respectively, in promissory notes during the three and six-month periods ended June 30, 2006 related to acquisitions. As of June 30, 2006, the Company had $4.9 million in outstanding promissory notes.

The Company has acquired certain equipment under capital leases for which the related liabilities have been recorded at the present value of future minimum lease payments due under the leases.

12. Amounts Due To Medicare

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

As of June 30, 2006, the Company estimates an aggregate payable to Medicare of $7.9 million, all of which is reflected as a current liability in the accompanying balance sheet. The Company anticipates paying approximately $1.8 million related to outstanding obligations due Medicare in the third quarter of 2006 as described below, but does not expect to fully liquidate in cash the remaining $6.1 million due Medicare in 2006. However, it may be obligated to do so if mandated by Medicare.

The $7.9 million payable to Medicare is comprised of $6.9 million of cost report reserves and $1.0 million of PPS related reserves, both of which are more fully described below.

Cost Report Reserves

The fiscal intermediary, acting on behalf of Medicare, has finalized its audits with respect to 1999 and 2000 for Housecall, which the Company acquired on July 1, 2005. The Company agreed to pay approximately $3.3 million in full settlement of cost reports related to these years of which $1.5 million was remitted in June 2006 with the balance of $1.8 million as of June 30, 2006, paid in July 2006. The Company had originally estimated its liability at $4.5 million and reduced reserves in excess of the actual settlement, approximately $1.2 million, as an adjustment to Goodwill. The reduction had no impact on the Company’s net income, earnings per share or cash flow for the three and six-month periods ended June 30, 2006.

Based upon additional correspondence received from the fiscal intermediary, the Company reduced certain other reserves by approximately $19,000, which the Company recorded as an increase to net patient revenues in the accompanying income statement for the three-month period ended June 30, 2006.

A balance of approximately $5.0 million as of June 30, 2006, is reserved for open cost reports through October 2000 that have not been settled. At the time when these audits are completed and final assessments are issued, the Company may apply to Medicare for repayment over a thirty-six month period, although there is no assurance that such applications will be agreed to, if sought. These amounts relate to the Medicare payment system in effect until October 2000, under which Medicare provided periodic interim payments to the Company, subject to audit of cost reports submitted by the Company and repayment of any overpayments by Medicare to the Company. The Company maintains a reserve for 1997 cost report liabilities that had been settled and subsequently reopened by the fiscal intermediary in 2002.

Included in cost report reserves is a $3.1 million obligation of a wholly owned subsidiary of the Company that is currently in bankruptcy, and it is not clear whether the Company will have any responsibility for that amount if the debt of the subsidiary is discharged in bankruptcy.

The following table summarizes the cost report activity included in the amounts due to/from Medicare related to cost reports (amounts in thousands):

Six-month period ended June 30, 2006
Amounts recorded at December 31, 2005	$9,507
Cash payments made in settlement of Medicare claims	(1,485)
Change in estimated liabilities of acquired companies (recorded to Goodwill)	(1,169)
Change in estimated amounts owed to Medicare	(24)

Amounts recorded at June 30, 2006	$6,829

Medicare PPS Reserves

The remaining balance of approximately $1.0 million as of June 30, 2006, which is unchanged from December 31, 2005, is related to a notification from CMS that it intended to make certain recoveries of amounts overpaid to providers for the periods dating from the inception of PPS on October 1, 2000 through particular dates in 2003 and 2004. CMS advised the industry that it would seek recovery of overpayments that were made for patients who had, within 14 days of admission, been discharged from inpatient facilities, including hospitals, rehabilitation centers and skilled nursing units. The Company continues to evaluate this liability and has estimated a reserve in the amount of approximately $1.0 million was appropriate as of June 30, 2006. These reserves are included in the current portion of Medicare liabilities.

The following table summarizes the Medicare PPS reserve activity included in the amounts due to/from Medicare (Dollar amounts in thousands):

Amounts recorded at December 31, 2005	$1,044
Cash payments made to Medicare	—
Net reduction in reserves	—

Amounts recorded at June 30, 2006	$1,044

13. Liquidity

The Company’s principal source of liquidity is the collection of our accounts receivable, principally under the Medicare program.

As of June 30, 2006, the Company had $8.0 million in cash and cash equivalents and $50.4 million in indebtedness related to its senior credit facility and promissory notes that the Company incurred primarily as a result of its acquisitions. As of June 30, 2006, the Company had full availability of $25.0 million under its revolving credit facility and had issued $4.7 million in outstanding letters of credit, primarily related to its workers’ compensation insurance. The Company is in compliance with all of the financial covenants of its senior credit facility.

The Company is continuing to renovate the building that it purchased in 2005 that will consolidate its corporate headquarters. The estimated cost for the refurbishment, including furnishings, is $18.0 million with a November 2006 anticipated completion date. At June 30, 2006, the Company had expended approximately $7.1 million in refurbishments and anticipates spending the balance of $10.9 million during 2006. In addition, the Company has begun to deploy laptop computers to its clinical staff in an effort to enhance the accuracy of patient information. The Company spent approximately $0.8 million as of June 30, 2006 and anticipates spending an additional $3.2 million, primarily in the second half of 2006, and $5.0 million in 2007 for the laptop computers. Further, the Company has spent approximately $4.7 million in routine capital expenditures and anticipates spending between $6.0 to $8.0 million in routine capital expenditures for the remainder of 2006. Further, the Company delayed submission of its June 2006 estimated federal income tax remittance of $4.5 million until October 16, 2006 as permitted under the Katrina Emergency Tax Relief Act of 2005. In July 2006, the Company paid $1.8 million in settlement of certain outstanding Medicare cost reports.

Based on operating forecasts, the Company believes that it will have sufficient cash to fund its operations, debt service and capital requirements over the next twelve months. However, the Company’s liquidity is dependent upon a number of factors influencing forecasts of earnings and operating cash flows. These factors include patient growth, attaining expected results from acquisitions including its integration efforts, certain assumptions of its reimbursement by Medicare and its ability to manage its operations based upon certain staffing formulas. Further, the Company has certain other contingencies and reserves, including litigation reserves, recorded as liabilities in its accompanying consolidated balance sheets that the Company may not be required to liquidate in cash over the next twelve months. However, in the event that all liabilities become due within twelve months, the Company may be required to limit its acquisition activities, utilize its revolving credit facility, seek additional financing and/or sell operations under unfavorable terms.

14. Subsequent Events

The Company has been notified that due to a provision in the Deficit Reduction Act of 2005 (“DRA”), which was passed by Congress earlier this year, no payments on Medicare claims will be distributed during the last nine days of the federal fiscal year, which is September 22-30, 2006. The Centers for Medicare & Medicaid Services (“CMS”) announced that accelerated payments using normal procedure will be considered; no interest will be accrued or paid; and no late penalties will be paid to providers for delays in payment due to this upcoming hold. The Company is continuing to evaluate the impact of this announcement on its cash flow and accounts receivable calculation of days revenue outstanding for the third quarter of 2006. The Company believes that it may be required to cover the temporary cash shortfall with a draw against its revolver and anticipates a short-term erosion in its days revenue outstanding that will correct itself in October 2006 when Medicare resumes payments to home health providers. The Company does not believe that this will have a long-term or significant impact on its operations including cash flow, net income and days revenue outstanding.

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

RESULTS OF OPERATIONS

Critical Accounting Policies

Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, presents the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties.

Information regarding our other accounting policies is included in the notes to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Our operating results may not be comparable for the three and six-month periods ended June 30, 2006 as compared to the three and six-month periods ended June 30, 2005, primarily as a result of our acquisitions made in the second half of 2005. When we refer to base business, we mean home health and hospice agencies that were in operation as of June 30, 2005; when we refer to acquisitions, we mean home health and hospice agencies that we acquired after June 30, 2005; and, when we refer to start-ups, we mean any new location opened by us in the last twelve months.

Three-Month Period Ended June 30, 2006 Compared to the Three-Month Ended June 30, 2005

Net Service Revenue.

The following table summarizes our net service revenue growth for the three-month period ended June 30, 2006 compared to the three-month period ended June 30, 2005 (in millions):

	Three-month period ended June 30, 2005	Three-month period ended June 30, 2006
		Base/Start-ups	Acquisitions	Total
Medicare revenues:
Home health agencies	$73.5	$91.2	$24.7	$115.9
Hospice agencies	1.3	2.1	6.5	8.6

	$74.8	$93.3	$31.2	$124.5

Non-Medicare revenues:
Home health agencies	$5.4	$5.8	$1.9	$7.7
Hospice agencies	(0.1)	0.2	0.5	0.7

	$5.3	$6.0	$2.4	$8.4

Total revenues:
Home health agencies	$78.9	$97.0	$26.6	$123.6
Hospice agencies	1.2	2.3	7.0	9.3

	$80.1	$99.3	$33.6	$132.9

We are dependent on Medicare for a significant portion of our revenues. Approximately 93% of our net service revenue for each of the three-month periods ended June 30, 2006 and June 30, 2005 was derived from Medicare. Our growth in Medicare revenues in the three-month period ended June 30, 2006 was adversely impacted when Congress rescinded the previously legislated 2.8% increase in the episodic reimbursement rate and enacted legislation to freeze the rate at $2,264, the amount in effect since January 1, 2005. In the same legislation, Congress provided for a 5% additional reimbursement for patients in designated rural areas for episodes commencing on or after January 1, 2006 which we believe impacts approximately 18-20% of our market.

Our net service revenue increased to $132.9 million for the three-month period ended June 30, 2006 from $80.1 million for the three-month period ended June 30, 2005, representing an increase of $52.8 million, primarily as a result of our internal growth and acquisitions. Our internal growth from our base business increased $19.2 million, primarily as a result of increased admissions. In addition, our acquisitions, as detailed in Note 5 to our consolidated financial statements, added $33.6 million in revenues.

Total home health patient admissions for the three-month period ended June 30, 2006 were 31,927 as compared to 21,071 for the three-month period ended June 30, 2005, representing an increase of 10,856 or 51.5% and are detailed in the table below:

	Three-month period ended June 30, 2005	Three-month period ended June 30, 2006
		Base/Start-ups	Acquisitions	Total
Admissions:
Medicare	17,405	19,767	5,996	25,763
Non-Medicare	3,666	5,084	1,080	6,164

	21,071	24,851	7,076	31,927

Cost of Service

Cost of service for the three-month period ended June 30, 2006 increased to $56.7 million from $33.0 million for the three-month period ended June 30, 2005, representing an increase of $23.7 million. Of this increase, $8.5 million related to increased labor costs in our base business primarily as a result of our increased admissions and start-ups and $15.2 million related to acquisitions. Our visit and cost per visit information is summarized in the following table:

	Three-month period ended June 30, 2005	Three-month period ended June 30, 2006
		Base/Start-ups	Acquisitions	Total
Cost of service (in millions):
Home health	$31.9	$40.1	$11.2	$51.3
Hospice	1.1	1.4	4.0	5.4

Total	$33.0	$41.5	$15.2	$56.7

Home Health:
Visits during the period:
Medicare	444,270	595,830	151,825	747,655
Non-Medicare	50,832	70,946	23,767	94,713

Total	495,102	666,776	175,592	842,368

Home health cost per visit (1)	$64.39	$60.12	$63.85	$60.90

(1)	We calculate home health cost per visit as home health cost of service divided by total home health visits during the period.

Typically, acquired locations take up to 12 months before realizing margins consistent with our mature locations.

General and Administrative Expenses (“G&A”)

General and administrative salaries, taxes and benefits increased to $34.0 million in the three-month period ended June 30, 2006 from $18.8 million during the three-month period ended June 30, 2005, representing an increase of $15.2 million. This increase is primarily attributable to increased personnel costs of $8.3 million related to additional operational and corporate staff necessitated by our internal growth and acquisitions; $0.4 million in severance payments related to employees terminated through our integration efforts; and, $6.5 million of field administrative support related to acquisitions.

Other general and administrative expenses increased to $23.5 million in the three-month period ended June 30, 2006 from $13.9 million during the three-month period ended June 30, 2005, representing an increase of $9.6 million. This increase is primarily attributable to a $2.2 million increase in travel related substantially to our ongoing training of new employees and integration efforts of employees from acquired properties; a $2.3 million increase in rent that is substantially growth related; a $1.7 million increase in supplies which is substantially acquisition related; a $1.4 million increase in purchased services of which $0.6 million is acquisition related and $0.8 million is related to our base business and start-up growth; a $1.0 million increase in utilities of which $0.4 million is acquisition related and $0.6 million is related primarily to increases in our base and start-ups; and a $0.9 million increase in bad debts that is related to our overall increase in revenues.

Non-Cash Compensation

Non-cash compensation expense increased to $0.6 million in the three-month period ended June 30, 2006 from $0.1 million during the three-month period ended June 30, 2005, representing an increase of $0.5 million. This increase is primarily attributable to costs associated with our adoption of SFAS 123(R) under the modified prospective method. The adoption of SFAS 123(R) requires the recognition of stock-based compensation related to stock options in our results of operations for the three-month period ended June 30, 2006, as compared to the same period of fiscal 2005 when we accounted for this stock-based compensation in accordance with APB Opinion No. 25. As of June 30, 2006, there was $2.5 million of unrecognized compensation costs related to stock option payments which is expected to be recognized over a weighted-average period of 2.4 years. In addition there have been no stock option awards during the three-months ended June 30, 2006.

Depreciation and Amortization

Depreciation and amortization increased to $2.5 million in the three-month period ended June 30, 2006 from $1.5 million during the three-month period ended June 30, 2005, representing an increase of $1.0 million and is primarily growth related.

Other Income and Expense, net

Other expense was $0.9 million in the three-month period ended June 30, 2006 as compared to Other income of $0.4 million during the three-month period ended June 30, 2005, representing a decrease of $1.3 million and is primarily attributable to the amounts of cash and debt that we had outstanding during each of the three-month periods. As of June 30, 2006, primarily as a result of our acquisitions, we owed $50.4 million under our senior credit facility and promissory notes. During the three-month period ended June 30, 2006 we incurred approximately $1.1 million in interest expense associated with these obligations and periodic draws against our revolver. This was partially offset by approximately $0.2 million in interest income related to our cash on hand that is swept each evening into an overnight money market account.

Income Tax Expense

Income tax expense was $5.7 million for the three-month period ended June 30, 2006 as compared to $5.2 million for the three-month period ended June 30, 2005, representing an increase of $0.5 million and is primarily attributable to an increase in income before taxes that is partially offset by a decrease in the estimated income tax rate. Our income before taxes and estimated income tax rate was $14.8 million and 38.8% for the three-month period ended June 30, 2006 and $13.1 million and 39.4% for the three-month period ended June 30, 2005. The decrease in the effective tax rate is primarily due to federal employment credits generated as a result of tax relief created under legislation related to Hurricane Katrina that expires December 31, 2007.

Six-Month Period Ended June 30, 2006 Compared to the Six-Month Ended June 30, 2005

Net Service Revenue.

The following table summarizes our net revenue growth for the six-month period ended June 30, 2006 compared to the six-month period ended June 30, 2005 (in millions):

	Six-month period ended June 30, 2005	Six-month period ended June 30, 2006
		Base/Start-ups	Acquisitions	Total
Medicare revenues:
Home health agencies	$138.1	$176.5	$49.5	$226.0
Hospice agencies	2.4	4.0	12.8	16.8

	$140.5	$180.5	$62.3	$242.8

Non-Medicare revenues:
Home health agencies	$9.8	$11.0	$4.7	$15.7
Hospice agencies	0.2	0.4	1.2	1.6

	$10.0	$11.4	$5.9	$17.3

Total revenues:
Home health agencies	$147.9	$187.5	$54.2	$241.7
Hospice agencies	2.6	4.4	14.0	18.4

	$150.5	$191.9	$68.2	$260.1

We are dependent on Medicare for a significant portion of our revenues. Approximately 93% of our net service revenue for each of the six-months periods ended June 30, 2006 and June 30, 2005 was derived from Medicare. Our growth in Medicare revenues in the six-month period ended June 30, 2006 was adversely impacted when Congress rescinded the previously legislated 2.8% increase in the episodic reimbursement rate and enacted legislation to freeze the rate at $2,264, the amount in effect since January 1, 2005. In the same legislation, Congress provided for a 5% additional reimbursement for patients in designated rural areas for episodes commencing on or after January 1, 2006.

Our net service revenue increased to $260.1 million for the six-month period ended June 30, 2006 from $150.5 million for the six-month period ended June 30, 2005, representing an increase of $109.6 million, primarily as a result of our internal growth and acquisitions. Our internal growth from our base business and start-ups increased $41.4 million, primarily as a result of increased admissions. In addition, our acquisitions, as detailed in Note 5 to our consolidated financial statements, added $68.2 million in revenues.

Total home health patient admissions for the six-month period ended June 30, 2006 were 64,343 as compared to 41,013 for the six-month period ended June 30, 2005, representing an increase of 23,330 or 56.8% and is detailed in the table below:

	Six-month period ended June 30, 2005	Six-month period ended June 30, 2006
		Base/Start-ups	Acquisitions	Total
Admissions:
Medicare	33,911	39,039	12,878	51,917
Non-Medicare	7,102	10,007	2,419	12,426

	41,013	49,046	15,297	64,343

Cost of Service

Cost of service for the six-month period ended June 30, 2006 increased to $112.4 million from $61.5 million for the six-month period ended June 30, 2005, representing an increase of $50.9 million. Of this increase, $19.1 million related to increased costs in our base business primarily as a result of our increased admissions and $31.8 million related to acquisitions. Of the $19.1 million of increased base business expenses, $17.8 million related to salaries, benefits and taxes and $1.8 million related to travel that was partially offset by a decrease of $0.5 million related to supplies. Our visit and cost per visit information is summarized in the following table:

	Six-month period ended June 30, 2005	Six-month period ended June 30, 2006
		Base/Start-ups	Acquisitions	Total
Cost of service (in millions):
Home health	$59.2	$78.3	$23.9	$102.2
Hospice	2.3	2.3	7.9	10.2

Total	$61.5	$80.6	$31.8	$112.4

Home Health:
Visits during the period:
Medicare	847,338	1,162,410	303,447	1,465,857
Non-Medicare	95,249	138,845	50,210	189,055

Total	942,587	1,301,255	353,657	1,654,912

Home health cost per visit (1)	$62.83	$60.16	$67.62	$61.75

(1)	We calculate home health cost per visit as home health cost of service divided by total home health visits during the period.

Typically, acquired locations take up to 12 months before realizing margins consistent with our mature locations.

General and Administrative Expenses (“G&A”)

General and administrative salaries, taxes and benefits increased to $66.2 million in the six-month period ended June 30, 2006 from $36.7 million during the six-month period ended June 30, 2005, representing an increase of $29.5 million. This increase is primarily attributable to increased personnel costs of $15.4 million related to additional operational and corporate staff necessitated by our internal growth and acquisitions; $0.8 million in severance payments related to employees terminated through our integration efforts; and, $13.3 million of field administrative support related to acquisitions.

Other general and administrative expenses increased to $47.0 million in the six-month period ended June 30, 2006 from $25.0 million during the six-month period ended June 30, 2005, representing an increase of $22.0 million. This increase is primarily attributable to a $4.7 million increase in travel related substantially to our ongoing training of new employees and integration efforts of employees from acquired properties; a $4.4 million increase in rent that is substantially growth related; a $4.1 million increase in supplies, which is substantially acquisition related; a $4.3 million increase in purchased services of which $1.5 million is acquisition related and $2.8 million is related to our base business and start-up growth; a $2.3 million increase in utilities of which $1.0 million is acquisition related and $1.3 million is related primarily to increases in our base and start-ups; and, a $2.2 million increase in bad debts, which is related to our overall increase in revenues.

Non-Cash Compensation

Non-cash compensation expense increased to $1.2 million in the six-month period ended June 30, 2006 from $0.2 million during the six-month period ended June 30, 2005, representing an increase of $1.0 million. This increase is primarily attributable to costs associated with our adoption of SFAS 123(R) under the modified prospective method. The adoption of SFAS 123(R) requires the recognition of stock-based compensation related to stock options in our results of operations for the six-month period ended June 30, 2006, as compared to the same period of fiscal 2005 when we accounted for this stock-based compensation in accordance with APB Opinion No. 25. As of June 30, 2006, there was $2.5 million of unrecognized compensation costs related to stock option payments which is expected to be recognized over a weighted-average period of 2.4 years. In addition there have been no stock option awards during the six-months ended June 30, 2006.

Depreciation and Amortization

Depreciation and amortization increased to $4.9 million in the six-month period ended June 30, 2006 from $2.9 million during the six-month period ended June 30, 2005, representing an increase of $2.0 million and is primarily growth related.

Other Income and Expense, net

Other expense was $1.7 million in the six-month period ended June 30, 2006 as compared to Other income of $0.6 million during the six-month period ended June 30, 2005, representing a decrease of $2.3 million and is primarily attributable to the amounts of cash and debt that we had outstanding during each of the six-month periods. As of June 30, 2006, primarily as a result of our acquisitions, we owed $50.4 million under our senior credit facility and promissory notes. During the six-month period ended June 30, 2006 we incurred approximately $2.2 million in interest expense associated with these obligations and periodic draws against our revolver. This was partially offset by approximately $0.4 million in interest income related to our cash on hand that is swept each evening into an overnight money market account and $0.1 million in miscellaneous income.

Income Tax Expense

Income tax expense was $10.4 million for the six-month period ended June 30, 2006 as compared to $9.8 million for the six-month period ended June 30, 2005, representing an increase of $0.6 million and is primarily attributable to an increase in income before taxes that is partially offset by a decrease in the estimated income tax rate. Our income before taxes and estimated income tax rates was $26.7 million and 38.8% for the six-month period ended June 30, 2006 and $24.8 million and 39.4% for the six-month period ended June 30, 2005. The decrease in the effective tax rate is primarily due to federal employment credits generated as a result of tax relief created under legislation related to Hurricane Katrina that expires December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating activities provided $14.8 million during the six-month period ended June 30, 2006, whereas such activities provided $13.4 million for the six-month period ended June 30, 2005. Cash provided by operating activities primarily included $16.3 million in net income that was increased by $4.9 million in depreciation and amortization, $4.0 million in bad debt provisions and $1.2 million in non-cash compensation expense. This was offset by a $0.3 million decrease in deferred taxes and $11.7 million decrease in working capital that included $1.2 million in state income taxes and $18.8 million in payroll taxes incurred in 2005 that we were permitted to defer payment until February 28, 2006 under two tax acts passed by the United States Congress intended to provide relief for businesses located in areas affected by Hurricanes Katrina, Rita and Wilma.

Investing activities used $21.3 million during the six-month period ended June 30, 2006, whereas such activities used $31.3 million during the six-month period ended June 30, 2005. Cash used in investing activities in 2006 is primarily attributed to acquisitions of $8.8 million, as detailed in Note 5 to our consolidated financial statements and purchases of property and equipment of $12.6 million, inclusive of $7.1 million related to our new corporate headquarters that was partially offset by $0.1 million in proceeds from asset disposals.

Financing activities used $2.8 million during the six-month period ended June 30, 2006, whereas such activities provided $0.3 million during the six-month period ended June 30, 2005. Proceeds included $2.5 million from the issuance of stock pursuant to our employee stock purchase plan and the exercise of stock options pursuant to our stock option plans inclusive of the tax benefits from stock option exercises, which was offset by payments on our senior credit facility, notes payable and capital lease obligations of $5.3 million.

Liquidity

Our principal source of liquidity is the collection of our accounts receivable, principally under the Medicare program.

As of June 30, 2006, we had $8.0 million in cash and cash equivalents and $50.4 million in indebtedness related to our senior credit facility and promissory notes that we incurred primarily as a result of our acquisitions. As of June 30, 2006, we had full availability of $25.0 million under our revolving credit facility and had issued $4.7 million in outstanding letters of credit, primarily related to workers’ compensation insurance. We are in compliance with all of the financial covenants of our senior credit facility.

We are continuing to renovate the building that we purchased in 2005 that will consolidate our corporate headquarters. The estimated cost for the refurbishment, including furnishings, is $18.0 million with a November 2006 anticipated completion date. At June 30, 2006, we had expended approximately $7.1 million in refurbishments and anticipate spending the balance of $10.9 million during 2006. In addition, we have begun to deploy laptop computers to our clinical staff in an effort to enhance the accuracy of patient information. We spent approximately $0.8 million as of June 30, 2006 and anticipate spending an additional $3.2 million, primarily in the second half of 2006, and $5.0 million in 2007. Further, we spent approximately $4.7 million in routine capital expenditures and anticipate spending between $6.0 million to $8.0 million in routine capital expenditures. Further, we delayed submission of our June 2006 estimated federal income tax remittance of $4.5 million until October 16, 2006 as permitted under the Katrina Emergency Tax Relief Act of 2005. In July 2006, we paid $1.8 million in settlement of certain outstanding Medicare cost reports.

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

Recent Reimbursement Developments

Effective January 1, 2006, previously passed legislation provided for a 2.8% increase to the Medicare per episode reimbursement rate. In February 2006, the United States Congress rescinded this 2.8% increase and enacted legislation to freeze the rate at $2,264, the amount in effect since January 1, 2005. In the same legislation, Congress provided for a 5% additional reimbursement for patients in designated rural areas for episodes commencing on or after January 1, 2006. CMS establishes area wage adjustment factors that reflect the relative level of wages and wage-related costs applicable to the furnishing of home health services and provide appropriate adjustments to the episode payment amounts to account for area wage differences. In prior years, CMS determined each home health agency’s labor market area based on Metropolitan Statistical Areas (“MSAs”) issued by OMB. Effective January 1, 2006, area wage adjustments are based on Core Based Statistical Areas (“CBSAs”), defined as “a geographic entity associated with at least one core of 10,000 or more population, plus adjacent territory that has a high degree of social and economic integration with the core as measured by communities.” CBSAs fall into two categories: Metropolitan Statistical Areas and Micropolitan Statistical Areas. Metropolitan Statistical Areas are based on urbanized areas of 50,000 or more population and Micropolitan Statistical Areas are based on urban clusters of at least 10,000 population but less than 50,000 population. Counties that do not fall within CBSAs are deemed “Outside CBSAs.” In the past, the OMB defined MSAs around areas with a minimum core population of 50,000 and smaller areas were “Outside MSAs.”

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

We have been notified that due to a provision in the Deficit Reduction Act of 2005 (“DRA”), which passed earlier this year, no payments on Medicare claims will be distributed during the last nine days of the federal fiscal year, which is September 22-30, 2006. The Centers for Medicare & Medicaid Services (“CMS”) announced that accelerated payments using normal procedure will be considered; no interest will be accrued or paid; and no late penalties will be paid to providers for delays in payment due to this upcoming hold. We are continuing to evaluate the impact of this announcement on our cash flow and accounts receivable calculation of days revenue outstanding for the third-quarter of 2006. We believe that we may be required to cover the temporary cash shortfall with a draw against our revolver and anticipate a short-term erosion in days revenue outstanding that will correct itself in October 2006 when Medicare resumes paying. We do not believe that this will have a long-term or significant impact on our operations including cash flow, net income and days revenue outstanding.

We do not believe that inflation has had a material effect on our results of operations during any period presented.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in derivatives or other financial instruments for trading, speculative or hedging purposes, though it may do so from time to time if such instruments are available to it on acceptable terms and prevailing market conditions are accommodating. The Company has been subject to some interest rate risk on its senior secured borrowings and could be subject to interest rate risk on any future floating rate financing.

The Company’s primary interest rate risk exposures relate to (i) the interest rate on long-term borrowings; (ii) its ability to refinance our debt at maturity at market rates; and (iii) the impact of interest rate movements on its ability to meet interest expense requirements and financial covenants under debt instruments.

The Company’s variable rate debt consists of borrowings made under its $75.0 million credit agreement, as amended, which consists of a $30.0 million aggregate principal revolving loan commitment, inclusive of $5.0 million in letters of credit, and a $50.0 million term loan commitment. As of June 30, 2006, the Company had full availability of the $25.0 million revolver, had issued $4.7 million in outstanding letters of credit, primarily related to its workers’ compensation insurance and owed $45.0 million under its term loan. For the three and six-month periods ended June 30, 2006, the weighted average interest rate under the senior credit facility and our revolver was 7.28% and 7.12%, respectively.

A one percent increase (decrease) in the variable interest rate would result in a $0.5 million increase (decrease) in the related interest expense on an average annual basis based upon borrowings outstanding at June 30, 2006.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls And Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is also accumulated and communicated to management, including the Company’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

The design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of their inherent limitations, disclosure controls and procedures may not prevent or detect all misstatements. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes In Internal Controls

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On June 28, 2006, the Company entered into a settlement agreement with the class representatives in two class action lawsuits filed on behalf of all purchasers of our common stock between November 15, 2000, and June 13, 2001, against the Company and three of its executive officers in the United States District Court for the Middle District of Louisiana. On July 5, 2006, the United States District Court for the Middle District of Louisiana issued an order dismissing the consolidated lawsuits. The entire settlement amount of $0.3 million, inclusive of all expenses and attorneys’ fees, was covered by insurance.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal quarter ended June 30, 2006, the following matters were submitted by the Company to a vote of its security holders at the 2006 Annual Meeting of the Stockholders of the Company held on June 8, 2006.

(1)	Election of six members to our Board of Directors, each for a one-year term:

	Votes cast
	Cast for	Withheld
William F. Borne	12,531,856	1,102,647
Ronald A. LaBorde	12,551,190	1,083,313
Jake L. Netterville	12,216,339	1,418,164
David R. Pitts	12,552,290	1,082,213
Peter F. Ricchiuti	12,552,599	1,081,904
Donald A. Washburn	12,032,458	1,602,045

(2)	A proposal to approve an amendment to our 1998 Stock Option Plan to increase by 1,000,000, the number of shares of the Company’s common stock reserved for issuance under the Plan to a total 3,125,000 shares of its common stock.

Cast for	Cast against	Abstentions	Broker non-votes
8,704,416	2,463,394	4,614	2,462,078

Item 5. OTHER INFORMATION

On May 22, 2006, the Company received a letter from the Securities and Exchange Commission (“SEC”) regarding an outstanding comment letter from the SEC on Form 10-K for the fiscal year ended December 31, 2004 and on Form 10-Q for the period ended September 30, 2005 stating that the SEC had completed its review of these filings and had no further comments as of that date.

Item 6. EXHIBITS

4.1	Amendment dated July 26, 2006 to Shareholder Rights Agreement (filed herewith)
4.2	Amendment No. 3 to Credit Agreement with Wachovia Bank, National Association, as Administrative Agent, and General Electric Capital Corporation, as Syndication Agent, dated as of June 1, 2006 (filed herewith)
10.1	Amendments dated June 7, 2006 and June 22, 2006 to the Amended and Restated Amedisys, Inc. 1998 Stock Option Plan (filed herewith)
31.1	Certification of William F. Borne, Chief Executive Officer (filed herewith)
31.2	Certification of Donald Loverich, Jr., Principal Financial Officer (filed herewith)
32.1	Certification of William F. Borne, Chief Executive Officer (filed herewith)
32.2	Certification of Donald Loverich, Jr., Principal Financial Officer (filed herewith)

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMEDISYS, INC.

By:	/s/ Donald Loverich, Jr.
Donald Loverich, Jr. Principal Financial Officer

DATE: August 1, 2006