Form 10-Q
period 2006-09-30
AMEDISYS INC
filed 2006-10-25
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $.001 par value, 16,271,573 shares outstanding as of October 20, 2006.

PART I.

FINANCIAL INFORMATION

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$9,855	$17,231
Patient accounts receivable, net	81,109	68,139
Prepaid expenses	3,222	2,693
Other current assets	2,824	4,277

Total current assets	97,010	92,340

Property and equipment, net	42,857	27,389
Goodwill	210,337	197,002
Intangible assets, net	12,837	11,447
Other assets, net	7,147	11,819

Total assets	$370,188	$339,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,643	$29,922
Accrued expenses	53,273	45,165
Obligations due Medicare	6,139	10,551
Current portion of long-term obligations	11,416	10,144
Current portion of deferred income taxes	7,653	4,173

Total current liabilities	92,124	99,955

Long-term obligations, less current portions	36,513	43,063
Deferred income taxes	8,499	3,556
Other long-term obligations	1,298	824

Total liabilities	138,434	147,398

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 30,000,000 shares authorized; 16,256,922 and 15,881,691 shares issued at September 30, 2006 and December 31, 2005, respectively, and 16,252,039 and 15,877,524 shares outstanding at September 30, 2006 and December 31, 2005, respectively	16	16
Additional paid-in capital	158,342	146,684
Treasury stock at cost, 4,883 and 4,167 shares held at September 30, 2006 and December 31, 2005, respectively	(52)	(25)
Unearned compensation	—	(628)
Retained earnings	73,448	46,552

Total stockholders’ equity	231,754	192,599

Total liabilities and stockholders’ equity	$370,188	$339,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands, except per share data)

(Unaudited)

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2006	2005	2006	2005
Net service revenue	$137,041	$112,166	$397,138	$262,665

Cost of service, excluding depreciation and amortization	59,877	49,011	172,311	110,517
General and administrative expenses:
Salaries and benefits	32,389	27,798	98,559	64,661
Non-cash compensation	797	128	1,990	241
Other	23,326	19,077	70,367	44,000
Depreciation and amortization	2,487	2,123	7,337	4,984

Operating expense	118,876	98,137	350,564	224,403

Operating income	18,165	14,029	46,574	38,262

Other (expense) income:
Interest income	209	240	635	1,140
Interest expense	(873)	(1,537)	(3,119)	(1,824)
Miscellaneous, net	(247)	74	(142)	46

Total other (expense) income	(911)	(1,223)	(2,626)	(638)

Income before income taxes	17,254	12,806	43,948	37,624

Income tax expense	6,695	5,046	17,052	14,824

Net income	$10,559	$7,760	$26,896	$22,800

Net income per common share:
Basic	$0.66	$0.49	$1.68	$1.46

Diluted	$0.64	$0.48	$1.65	$1.44

Weighted average shares outstanding:
Basic	16,101	15,692	15,981	15,531

Diluted	16,446	16,064	16,334	15,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine-month periods ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$26,896	$22,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,337	4,984
Provision for bad debts	7,747	3,949
Non-cash compensation expense	1,990	241
Loss on disposal of property and equipment	459	37
Deferred income taxes	8,745	454
Amortization of deferred debt issue costs	362	—
Tax benefit from stock option exercises	—	2,984
Write off of inventory	—	1,063
Changes in assets and liabilities, net of acquisitions:
(Increase) in accounts receivable	(21,102)	(24,326)
Decrease (increase) in other current assets	926	(1,567)
Decrease (increase) in other assets	756	(1,853)
(Decrease) increase in accounts payable	(17,290)	383
Increase in accrued expenses	12,334	20,988
Increase in other long-term obligations	472	—
(Decrease) in Medicare liabilities	(3,244)	(1,144)

Net cash provided by operating activities	26,388	28,993

Cash Flows from Investing Activities:
Purchases of property and equipment	(20,419)	(15,438)
Acquisitions of businesses, net	(10,312)	(141,239)
Proceeds from the sale of property and equipment	50	180
Proceeds for sales and maturities of short–term investments	—	32,000

Net cash used in investing activities	(30,681)	(124,497)

Cash Flows from Financing Activities:
Proceeds from short-term revolving line of credit	10,000	10,000
Proceeds from issuance of stock to employee stock purchase plan	1,465	908
Proceeds from issuance of stock upon exercise of stock options and warrants	2,505	2,844
Tax benefit from stock option exercises	1,127	—
Proceeds from issuance of long-term obligations, net of issuance cost	—	48,032
Principal payments of short-term revolving line of credit	(10,000)	—
Principal payments of long-term obligations	(8,180)	(3,188)
Other (decreases)	—	(21)

Net cash (used in) provided by financing activities	(3,083)	58,575

Net decrease in cash and cash equivalents	(7,376)	(36,929)
Cash and cash equivalents at beginning of period	17,231	57,679

Cash and cash equivalents at end of period	$9,855	$20,750

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,038	$577

Cash paid for 2005 payroll taxes under Hurricane Relief Act extended deadlines	26,906	—

Cash paid for income taxes, net of refunds received	2,870	7,101

Supplemental Disclosures of Non Cash Financing and Investing Activities:
Stock issued for 401(k) Plan	$5,199	$2,715

Notes payable issued for acquisitions	2,520	4,100

Stock issued for acquisitions	—	1,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Nature of Operations

Amedisys, Inc., a Delaware corporation, is a multi-state provider of home health and hospice services with approximately 93% of its net service revenue derived from Medicare. At September 30, 2006, the Company operated 249 Medicare-certified home health agencies and 13 Medicare-certified hospice agencies in 17 states primarily located in the southern and southeastern United States. In the nine-month period ended September 30, 2006, the Company added 14 home health agencies through acquisition, initiated operations at 27 new home health agencies and one Medicare-certified hospice agency and closed 5 home health agencies.

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2006, the results of operations for the three and nine-month periods ended September 30, 2006 and 2005 and cash flows for the nine-month periods ended September 30, 2006 and 2005. The results of operations for the interim periods presented are not necessarily indicative of results of operations for the entire year and have not been audited by the Company’s independent auditors. Readers of this report should also refer to the Company’s consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 16, 2006.

The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles (“GAAP”). In preparing the condensed consolidated financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, certain reclassifications have been made to the financial statements for the three and nine-month periods ended September 30, 2005 to conform to the presentation of the financial statements for the three and nine-month periods ended September 30, 2006. As a result of the Company’s rapid growth through acquisition, operating results may not be comparable for the periods that are presented.

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised) (“SFAS 123(R)”), Share-Based Payment, using the modified prospective approach. Prior to the adoption of SFAS 123(R), the Company accounted for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants when the issuance price of the options was equal to or above the market value of the stock on the date of issuance.

Under the modified prospective approach, SFAS 123(R) applies to new awards issued on or after January 1, 2006, as well as awards that were outstanding and unvested as of December 31, 2005, including those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the three and nine-month periods ended September 30, 2006, includes compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, in accordance with the original provisions of SFAS 123. Prior periods were not restated to reflect the impact of adopting the new standard. During the nine-month periods ended September 30, 2006, the Company granted no share-based payments.

As a result of adopting SFAS 123(R), the Company’s income before taxes, net income and basic and diluted earnings per share for the three-month period ended September 30, 2006 were $0.8 million, $0.5 million, $0.03 and $0.03 lower, respectively, and the Company’s income before taxes, net income and basic and diluted earnings per share for the nine-month period ended September 30, 2006 were $2.0 million, $1.2 million, $0.08 and $0.07 lower, respectively, than if the Company had continued to account for share based compensation under APB Opinion No. 25 for its stock option grants. The Company also reclassified unearned stock based compensation to Additional paid in capital in the accompanying condensed consolidated balance sheet as of January 1, 2006 as a result of this standard.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options. In addition, the Company receives an additional tax deduction when non-vested stock vests at a higher value than the value used to recognize compensation expense at the date of grant. Prior to adoption of SFAS 123(R), the Company reported all tax benefits resulting from the award of equity instruments as operating cash flows in its condensed consolidated statements of cash flows. In accordance with SFAS

123(R), the Company is required to report excess tax benefits from the award of equity instruments as financing cash flows. Excess tax benefits will be recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes. For the nine-month period ended September 30, 2006, $1.1 million of tax benefits was reported as financing cash flows rather than operating cash flows, as required by the standard.

Net cash proceeds from the exercise of stock options was $2.5 million for the nine-month period ended September 30, 2006 and the actual income tax benefit realized from stock option exercises was $1.3 million for the same period.

The following table illustrates the effect on operating results and per share information had the Company accounted for share based compensation in accordance with SFAS 123(R) for the periods indicated (amounts in thousands, except per share data):

	September 30, 2005
	Three-Month period Ended	Nine-Month period Ended
Net income:
As reported	$7,760	$22,800
Add: Share based employee compensation reported in net income, net of taxes	78	146
Deduct: Share based employee compensation under fair value method for all awards, net of taxes	(396)	(3,788)

Pro forma	$7,442	$19,158

Basic net income per share:
As reported	$0.49	$1.46
Add: Share based employee compensation reported in net income, net of taxes	—	—
Deduct: Share based employee compensation under fair value method for all awards, net of taxes	(0.02)	(0.23)

Pro forma	$0.47	$1.23

Diluted net income per share:
As reported	$0.48	$1.44
Add: Share based employee compensation reported in net income, net of taxes	—	—
Deduct: Share based employee compensation under fair value method for all awards, net of taxes	(0.02)	(0.23)

Pro forma	$0.46	$1.21

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

September 30, 2005
	Three-Month period Ended	Nine-Month period Ended
Risk-free interest rates	3.53-5.16%	3.53-5.16%
Expected life of options (in years)	5-10	5-10
Expected volatility	41.19-105.71%	41.19-105.71%
Dividend yield	—	—

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercise patterns for these same homogeneous groups and the implied volatility of its stock price.

At September 30, 2006, there was $1.6 million of unrecognized compensation cost related to share-based payments that is expected to be recognized over a weighted-average period of 2.08 years.

The following table represents stock option activity for the nine-month period ended September 30, 2006:

	Number of Shares	Weighted average exercise price	Weighted average contractual life
Outstanding options at beginning of period	1,048,275	$21.57
Granted	—	—
Exercised	(143,582)	17.45
Canceled, forfeited or expired	(38,504)	31.41

Outstanding options at end of period	866,189	21.79	7.04

Options exercisable at end of period	714,551	20.18	6.78

Options available for future stock option grants to employees and directors under existing plans were 1,239,014 and 168,600, respectively, at September 30, 2006. The aggregate intrinsic value of options outstanding at September 30, 2006 was $15.5 million and the aggregate intrinsic value of options exercisable was $13.9 million. Total intrinsic value of options exercised was $3.0 million for the nine-month period ended September 30, 2006.

The following table summarizes non-vested stock option activity for the nine-month period ended September 30, 2006:

	Number of shares	Weighted average grant date fair value
Non-vested stock options at beginning of period	325,182	$16.87
Granted	—	—
Vested	(137,542)	21.56
Forfeited	(36,002)	31.84

Non-vested stock options at end of period	151,638	$14.02

Non-vested Stock

From time to time, the Company issues shares of non-vested stock with vesting terms ranging from one to five years. The following table summarizes the compensation expense that was included in general and administrative expenses in the accompanying condensed consolidated income statements related to these non-vested stock grants (in thousands):

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2006	2005	2006	2005
Compensation expense	$250	$128	$519	$158

The following table presents the shares that were granted and outstanding as of September 30, 2006:

	Number of shares	Weighted average grant date fair value
Non-vested stock at beginning of period	30,764	$31.98
Granted	50,500	38.34
Vested	(8,689)	35.31
Forfeited	—	—

Non-vested stock at end of period	72,575	$36.01

At September 30, 2006, there was $2.0 million of unrecognized compensation cost related to non-vested payments that is expected to be recognized over a weighted-average period of 3.71 years.

Warrants

At September 30, 2006, the Company had 38,000 warrants outstanding with an exercise price of $14.40 per share. The warrants were issued in connection with a November 2003 private placement.

3. Revenue Recognition and Accounts Receivable

The Company earns revenue through its home health and hospice agencies by providing a variety of services, as described below, in the patient’s residence and, in the case of hospice, at times in a nursing home or place of similar care. The Company is dependent on reimbursement from Medicare, which represents approximately 93% of net service revenue.

Medicare Revenue Recognition

Medicare pays providers of home health fixed, predetermined rates for services and supplies bundled into 60-day episodes of home health. An episode of home health spans a 60-day period, starting with the first day a billable visit is furnished to a Medicare beneficiary and ending 60 days later, or earlier if discharged prior to sixty days. If a patient is still in treatment on the 60th day, a new episode begins on the 61st day, regardless of whether a billable visit is rendered on that day, and ends 60 days later. The first day of a consecutive episode, therefore, is not necessarily the new episode’s first billable visit.

A base episode payment of $2,264 was established by Medicare through federal legislation for all episodes of care ended on or after December 31, 2004. The actual episode payment rates vary depending on the home health resource groups (“HHRGs”) to which Medicare patients are assigned, and the per episode payment is typically reduced or increased by such factors as the patient’s clinical, functional, and services utilization characteristics. Previously passed legislation provided for a 2.8% increase to the Medicare base payment reimbursement rate effective January 1, 2006. However, in February 2006, the United States Congress rescinded this 2.8% increase and enacted legislation to freeze the rate at $2,264 for the period January 1, 2006 through December 31, 2006. In the same legislation, Congress provided for a 5% additional reimbursement for patients in designated rural areas for episodes commencing on or after January 1, 2006.

Medicare has proposed a 3.1% rate increase for home health services scheduled to go into effect on January 1, 2007. However, there is no assurance that Congress will allow the increase. Further, MedPAC, an independent federal body that advises Congress on Medicare issues, has recommended that Congress not increase home health reimbursement rates in 2007.

Additionally, MedPAC has recently recommended implementation of a pay-for-performance initiative in home health care. If implemented, Medicare will begin to differentiate reimbursement rates for Medicare home health service providers based on quality measures. Of the 3.1% increase to Medicare home health rates scheduled to go into effect on January 1, 2007, 2.0% of the proposed 3.1% increase would be contingent upon home health providers reporting ten clinical quality measures through the Outcome and Assessment Information Set (“OASIS”). Under such a system, a modest portion of total payments would be redistributed, or increased slightly for providers with above-average outcome scores and decreased slightly for providers with below-average scores in their respective service areas or regions.

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

Revenue recognition for episodes in progress is estimated based upon historical trends. The Company continuously compares the estimated Medicare reimbursement amounts recorded to the actual Medicare reimbursement amounts received. Historically, any difference between estimated amounts recorded and actual amounts received from Medicare has been immaterial. Management believes based on information available to it and its judgment that changes to one or more of the factors that impact the accounting estimate, which are reasonably likely to occur from period to period, will not materially impact either the Company’s reported financial results, its liquidity or its future financial results. The main impact would be current legislation impacting the Company’s reimbursement rates. Except as disclosed herein, the Company is currently unaware of any such proposals.

Deferred revenue of approximately $24.2 million and $26.9 million relating to the Medicare PPS program was included as a reduction to the Company’s accounts receivable at September 30, 2006 and December 31, 2005, respectively, since only a nominal amount of deferred revenue represents cash collected in advance of providing services.

Hospice is generally billed to Medicare weekly for discharged patients and monthly for ongoing care at a per diem rate, dependent upon level of care and geographic location. Each hospice provider is subject to payment caps for inpatient services, and this cap is based on inpatient days, which cannot exceed 20% of all Medicare hospice days.

Overall Medicare reimbursement is also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of each hospice cap period. On a monthly and quarterly basis, the Company estimates its potential cap exposure using information available for both inpatient day limits as well as per beneficiary cap amounts. The total cap amount for each provider is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory amount that is indexed for inflation. The per beneficiary cap amount is $20,585 for the twelve month period ending October 31, 2006 and was $19,778 for the twelve month period ending October 31, 2005. Any amounts received in excess of the per beneficiary cap must be refunded to Medicare within fifteen days.

The Company has settled all cost report years through October 31, 2004 and with one of its seven providers for the twelve month period ending October 31, 2005 without exceeding any of the cap limits. The Company believes that based upon its calculations and historical experience, that it has not exceeded any of the cap limits and will have no amounts due the fiscal intermediary for the cap period ending October 31, 2005 and October 31, 2006.

Management believes that changes to one or more of the factors that impact the accounting estimate for hospice revenue, which are reasonably likely to occur from period to period, will not materially impact its reported financial results, its liquidity or its future financial results.

Medicaid Revenue Recognition

Medicaid, a program jointly funded by federal, state, and local governmental health care programs, is designed to pay for certain health care and medical services provided to low income individuals without regard to age. Revenue is recognized ratably over the period in which services are provided.

Private Insurance Companies and Private Payor Revenue Recognition

The Company has entered into agreements with third party payors that provide payments for services rendered at amounts different from established rates. Gross revenue is recorded on an accrual basis, based upon the date of service at amounts equal to established rates or estimated reimbursement rates, as applicable. Allowances and contractual adjustments are recorded for the difference between the established rates and the amounts estimated to be payable by third parties and are deducted from gross revenue to determine net service revenue. Net service revenue is the estimated net amounts realizable from patients, third party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements. Less than one percent of net service revenue is self-pay.

Collectibility of Accounts Receivable

In the nine-month period ended September 30, 2006, the Company’s accounts receivable increased, net of the allowance for doubtful accounts, from $68.1 million at December 31, 2005 to $81.1 million, and days revenue outstanding decreased from 62.3 days at December 31, 2005 to 58.4 days at September 30, 2006. The improvement in days revenue outstanding was due primarily to ongoing re-engineering efforts in the collections process, the collection of $5.1 million in Medicare payments that had been delayed due pending Changes of Ownership requirements related to acquired businesses and the write-off of approximately $12.3 million in uncollectible accounts that were fully reserved in the allowance for doubtful accounts. This was partially offset by a delay of approximately $13.6 million in cash disbursements from Medicare for the period September 22, 2006 through September 30, 2006 that was received October 2, 2006, due to a provision in the Deficit Reduction Act of 2005 (“DRA”). The DRA, which was passed by Congress earlier this year, held payments on Medicare claims. The Centers for Medicare & Medicaid Services (“CMS”) announced that accelerated payments using normal procedure would be considered; no interest would be accrued or paid; and no late penalties would be paid to providers for delays in payment due to this hold. The hold impacted days revenue outstanding as of September 30, 2006 by approximately nine days. Additionally, collection efforts related to hospice reimbursement, which is now a larger portion of its outstanding accounts receivable, is generally subject to slower cash collections in comparison to the Company’s home health agencies.

The following schedule details the Company’s accounts receivable by payor class (dollars in thousands):

At September 30, 2006:
	Current (3)	31-60	61-90	91-120	Over 120	Total
Medicare (1)	$8,825	$21,027	$17,316	$7,622	$13,244	$68,034
Medicaid	1,807	1,406	678	436	1,812	6,139
Private	3,712	1,611	1,229	1,028	7,118	14,698

Total	$14,344	$24,044	$19,223	$9,086	$22,174	88,871

Allowance for doubtful accounts						(7,762)

Net accounts receivable						$81,109

Days revenue outstanding (2)						58.4

December 31, 2005:
	Current (3)	31-60	61-90	91-120	Over 120	Total
Medicare (1)	$10,112	$17,894	$11,541	$5,581	$11,608	$56,736
Medicaid	1,528	1,467	1,468	746	2,433	7,642
Private	3,537	1,284	1,222	1,090	9,015	16,148

Total	$15,177	$20,645	$14,231	$7,417	$23,056	80,526

Allowance for doubtful accounts						(12,387)

Net accounts receivable						$68,139

Days revenue outstanding (2)						62.3

(1)	There was $1.7 million and $5.1 million pending approval of the Change of Ownership by CMS as of September 30, 2006 and December 31, 2005, respectively. The Company believes all amounts to be collectible.
(2)	Due to the Company’s significant acquisitions and its internal growth, the calculation for days revenue outstanding is derived by dividing the ending gross accounts receivables at September 30, 2006 and December 31, 2005 by the average daily net patient revenue for the three-month periods ended September 30, 2006 and December 31, 2005, respectively.
(3)	The classification of current accounts receivable includes unbilled amounts of $1.6 million and $5.5 million as of September 30, 2006 and December 31, 2005, respectively. When such amounts are billed, these amounts are aged based upon the initial service date.

The process for estimating the ultimate collectibility of accounts receivable involves management’s judgment, with the greatest subjectivity relating to non-Medicare accounts receivable. The Company currently records an allowance for uncollectible accounts based upon historical collection rates unless a specific issue is noted, at which time an additional adjustment to the allowance may be recorded. The Company reviewed its outstanding Medicare accounts during the three-month period ended September 30, 2006 and determined that approximately $1.5 million of previously billed Medicare accounts should have, in fact, been billed Medicare HMO Advantage and other Preferred Provider Organizations (“PPO”). Based upon routine pre-qualification procedures, the Company determined that these patients were eligible to receive Medicare benefits. The Company subsequently learned, through its established routine collections procedures that such patients had in fact switched coverage from Medicare to an HMO Advantage Plans or other PPO Plan. While the Company is continuing to review the collectibility of these accounts, it established a reserve of $0.8 million in anticipation of amounts will not be collected. The balance of the Company’s allowance for doubtful accounts primarily relates to Medicaid and private insurance.

The collection process begins with a concerted effort to ensure that billing is accurate. The Company derives approximately 93% of its net service revenue from Medicare with a 99% cash collection realization on Medicare receivables. The Company’s pre-billing process includes an electronic Medicare claim review referred to as a scrubber, which is designed to minimize those claims that might be rejected by Medicare due to incorrect or insufficient data. Non-Medicare accounts are billed based upon payor requirements and include multiple third party payors. The Company routinely performs pre-billing reviews to improve the quality of filed claims and monitors claims that are not processed timely. For 2005, self-pay revenue represented less than 2% of non-Medicare revenue and approximately 0.01% of total revenue and is considered immaterial. For non-Medicare third party payors and for self-pay, if payment has not been received within prescribed periods, collection personnel contact payors to determine why payment has not been made and claims are resubmitted if necessary. Collections personnel also bill patients for any co-payments and make a good faith effort to collect these amounts. There are a very small number of contracts that require a patient co-payment. If a claim has been denied, an appeal is filed with the payor. If, through individual review of accounts, it is determined that all efforts have been exhausted, a write-off is generated. The Company has authorizations required to initiate and post these write-offs. Accounts are written off against the allowance only when all internal collection efforts have been exhausted and such determination may take up to 12 months. At such time, the accounts may be remanded to a collection agency and any collections made by the collection agency, net of fees, are treated as recoveries of bad debts.

4. Acquisitions

Acquisitions

Each of the following acquisitions were completed in order to pursue the Company’s strategy of achieving market presence in the southern and southeastern United States by expanding its service base and enhancing its position in certain geographic areas as a leading provider of home health services. The purchase price of each acquisition was determined based on the Company’s analysis of comparable acquisitions and expected cash flows. Goodwill generated from the acquisitions was recognized given the expected contributions of each acquisition to the overall corporate strategy. For acquisitions with a purchase price in excess of $10.0 million, the Company employs an independent valuation firm to assist in the determination of the fair value of the acquired assets and liabilities. Each of the acquisitions completed were accounted for as a purchase and are included in the Company’s financial statements from the respective acquisition date.

Summary of 2006 Acquisitions

On August 8, 2006, the Company acquired certain assets and certain liabilities of a home health agency in North Carolina for a total cash purchase price of $1.5 million. In connection with the acquisition, the Company recorded substantially the entire purchase price as goodwill ($1.3 million) and other intangibles ($0.2 million).

On June 1, 2006, the Company acquired certain assets and certain liabilities of three home health agencies in West Virginia for a total purchase price of $3.3 million that included $2.6 million in cash and a promissory note of $0.7 million payable in four semi-annual installments with the final payment due January 1, 2008, which was recorded as goodwill ($2.6 million) and other intangible assets ($0.8 million).

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

In August 2005, the Company acquired certain assets and certain liabilities of SpectraCare Home Health Services, Inc. (“SpectraCare”), a home health provider with nine agencies in Ohio, Indiana and the CON states of Kentucky and Tennessee, for $13.0 million in cash. As a part of the purchase agreement, $2.0 million of the total purchase price was placed in escrow for a period up to two years. The Company is not aware of any items that have or would impact the escrowed funds. The Company initially recorded substantially the entire purchase price as goodwill ($12.0 million) and other intangibles ($1.5 million). Then, during the third quarter of 2006, the Company finalized its purchase price accounting for the acquisition.

In August 2005, the Company acquired certain assets and certain liabilities of NCARE, Inc., a home health provider with two agencies in Newport News and Chesapeake Virginia, for $1.5 million in cash and the issuance of a $0.7 million note payable to the seller. The Company recorded substantially the entire purchase price as goodwill ($2.0 million) and other intangibles ($0.2 million) in the third quarter of 2005.

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

In May 2005, the Company acquired certain assets and certain liabilities of a single home health agency in Collins, Mississippi from Covington County Hospital for $1.0 million in cash. The Company recorded substantially the entire purchase price as goodwill ($0.8 million) and other intangible assets ($0.2 million) in the second quarter of 2005.

In March 2005, the Company acquired certain assets and certain liabilities of a single home health agency from the North Arundel Hospital Association in Maryland for $3.0 million in cash and the issuance of a $0.9 million note payable to the seller. In connection with the acquisition, the Company recorded substantially the entire purchase price as goodwill ($3.5 million) and other intangibles ($0.4 million) in the first quarter of 2005.

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

5. Details of Certain Balance Sheet Accounts

Additional information regarding certain balance sheet accounts is presented below:

	As of
	September 30, 2006	December 31, 2005
	(Amounts in thousands)
Property and equipment:
Land	$2,507	$2,532
Leasehold improvements	515	568
Equipment and furniture	32,222	29,740
Computer software	10,220	8,843
Construction in progress	17,917	2,754

	63,381	44,437
Less: accumulated depreciation	(20,524)	(17,048)

	$42,857	$27,389

Other assets:
Workers’ compensation deposits	$3,372	$9,000
Deferred financing fees	1,386	1,749
Health insurance deposits	811	—
Other miscellaneous deposits	747	828
Other	831	242

	$7,147	$11,819

Accrued expenses:
Payroll and payroll taxes	$31,422	$23,262
Insurance	11,208	10,953
Income taxes	4,159	—
Legal and other settlements	1,168	1,517
Other	5,316	9,433

	$53,273	$45,165

Current portion of long-term obligations:
Senior credit facility and promissory notes payable	$11,075	$9,841
Capital leases	341	303

	$11,416	$10,144

6. Goodwill and Other Intangible Assets

The following table summarizes the activity related to goodwill and other intangible assets for the nine-month period ended September 30, 2006 (amounts in thousands):

	Goodwill	Certificates of Need	Acquired Name of Business	Non-Compete Agreements (1)
Balances at December 31, 2005	$197,002	$7,150	$1,311	$2,986
Additions	11,643	1,200	—	669
Adjustments related to acquisition (2)	1,692	(575)	1,989	(474)
Amortization	—	—	—	(1,419)

Balances at September 30, 2006	$210,337	$7,775	$3,300	$1,762

(1)	The weighted-average amortization period of non-compete agreements is 21 months.
(2)	The Company finalized its purchase price accounting for Housecall during the second quarter of 2006 and its purchase price accounting for SpectraCare during the third quarter of 2006 based upon information provided in a final valuation assessment as performed by an independent appraisal firm.

7. Stockholders’ Equity

The following table summarizes the activity in Stockholders’ Equity for the nine-month period ended September 30, 2006 (amounts in thousands, except share data):

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock	Unearned Compensation	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2005	15,877,524	$16	$146,684	$(25)	$(628)	$46,552	$192,599
Issuance of stock to employee stock purchase plan	49,120	—	1,465	—	—	—	1,465
Issuance of stock for 401(k) match	137,313	—	5,199	—	—	—	5,199
Exercise of stock options	143,582	—	2,505	—	—	—	2,505
Issuance of non-vested stock	44,500	—	—	—	—	—	—
Stock option compensation	—	—	1,080	—	—	—	1,080
ESPP compensation expense	—	—	391	—	—	—	391
Tax benefit from stock option exercises	—	—	1,127	—	—	—	1,127
Reclassification of unearned compensation to additional paid in capital	—	—	(628)	—	628	—	—
Non-vested stock compensation	—	—	519	—	—	—	519
Surrendered shares	—	—	—	(27)	—	—	(27)
Net income	—	—	—	—	—	26,896	26,896

Balance, September 30, 2006	16,252,039	$16	$158,342	$(52)	$—	$73,448	$231,754

8. Earnings Per Share

Earnings per common share, calculated on the treasury stock method, are based on the weighted average number of shares outstanding during the period. The following table sets forth the computation of basic and diluted net income per common share for the three and nine-month periods ended September 30, 2006 and September 30, 2005 (amounts in thousands, except per share amounts):

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2006	2005	2006	2005
Basic net income per share:
Net income	$10,559	$7,760	$26,896	$22,800

Weighted average number of shares outstanding	16,101	15,692	15,981	15,531

Net income per common share – basic	$0.66	$0.49	$1.68	$1.46

Diluted net income per share:
Net income	$10,559	$7,760	$26,896	$22,800

Weighted average number of shares outstanding - basic	16,101	15,692	15,981	15,531
Effect of dilutive securities:
Stock options	307	341	318	330
Warrants	24	24	23	22
Non-vested stock	14	7	12	4

Weighted average number of shares outstanding – diluted	16,446	16,064	16,334	15,887

Net income per common share – diluted	$0.64	$0.48	$1.65	$1.44

For the three-month periods ended September 30, 2006 and September 30, 2005, there were 37,023 and 23,419, respectively, and for the nine-month periods ended September 30, 2006 and September 30, 2005, there were 52,046 and 16,625, respectively, of additional securities that were anti-dilutive.

9. Recent Accounting Pronouncements

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) adopted Staff Accounting Bulletin (“SAB”) No. 108, which expresses the SEC’s staff views on the process of quantifying financial statement misstatements. This SAB requires that registrants consider evaluating errors under both the “rollover” and “iron curtain” approaches to determine if such errors are material, thus constituting a restatement to prior period financial statements. This SAB will be effective for fiscal years ending on or after November 15, 2006 and allows the registrant to avoid restating prior period financial statements for such errors that are governed by this SAB if the registrant properly discloses such errors in its financial statement during the period of adoption. The Company will adopt this new standard as of December 31, 2006 and does not expect this SAB to have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of this new standard and has not concluded its analysis on the impact to the Company’s consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”), which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement will be effective for financial statements of an employer with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The Company does not have any such plans as of September 30, 2006, is not expected to have an impact on the Company’s consolidated financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). This Statement is effective for fiscal years beginning after December 15, 2006. FIN 48 will be adopted during the first quarter of 2007 and it is not expected to have a material impact on the Company’s consolidated financial statements.

10. Commitments and Contingencies

Lease Guarantees

As of September 30, 2006, the Company had issued guarantees totaling $3.5 million related to office leases of subsidiaries.

Legal Proceedings

From time to time, the Company and its subsidiaries are defendants in lawsuits arising in the ordinary course of the Company’s business. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Alliance Home Health, Inc. (“Alliance”), a wholly owned subsidiary of the Company (which was acquired in 1998 and ceased operations in 1999), filed for Chapter 7 Federal bankruptcy protection with the United States Bankruptcy Court in the Northern District of Oklahoma in September 2000. A trustee was appointed for Alliance in 2001. The accompanying condensed consolidated financial statements continue to include the net liabilities of Alliance of $4.2 million until the contingencies associated with the liabilities are resolved.

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

The Company’s worker’s compensation plan has a $250,000 deductible per claim, and the Company has elected to either fund its carrier with a letter of credit or a deposit for the purpose of guaranteeing the payment of claims. The Company’s deposits may be depleting or non-depleting. A depleting deposit allows the carrier to draw upon the funds in order to pay the claims. Where the Company has provided a non-depleting deposit, the carrier invoices the Company each month for reimbursement of claims that it has paid. For carriers funded by a letter of credit and carriers where the deposit is deemed insufficient to satisfy the Company’s total estimated obligation, the Company records an accrued liability for the portion of the estimated obligation that exceeds the amount of cash held by the carrier. As of September 30, 2006, deposits that the Company has made with the carriers net of claims already paid was $3.4 million, outstanding letters of credit totaled $4.7 million and the Company’s accrual for both outstanding and incurred but not reported claims was $8.6 million based upon independent actuarial estimates.

The Company is self-insured for health claims up to certain policy limits. Claims in excess of $150,000 per incident are insured by third party reinsurers. As of September 30, 2006, deposits made by the Company to the carrier net of claims already paid was $0.8 million and the Company’s accrual for both outstanding and incurred but not reported claims was $2.6 million based upon independent actuarial estimates.

The Company maintains insurance coverage with deductible limits of $100,000 with respect to professional liability. As of September 30, 2006, the Company’s accrual for both outstanding and incurred but not reported claims was $1.1 million based upon independent actuarial estimates.

In the case of potential liability with respect to employment and other matters where litigation may be involved, or where no insurance coverage is available, the Company’s policy is to use advice from both internal and external counsel as to the likelihood and amount of any potential cost. Such estimates, and the resulting reserves, are reviewed and updated on a quarterly basis. The Company maintained reserves of $0.1 million for all such claims as of September 30, 2006.

The Company maintains directors’ and officers’ insurance with aggregate annual limits of $15.0 million.

11. Long-Term Debt

Long-term debt, including capital lease obligations, consisted of the following:

	As of
	September 30, 2006	December 31, 2005
	(Amounts in thousands)
Senior credit facility	$43,125	$47,500
Promissory notes	4,012	5,127
Capital leases	792	580

	47,929	53,207
Less: current portion	(11,416)	(10,144)

Total	$36,513	$43,063

In July 2005, the Company entered into a financing arrangement for a five year Senior Secured Credit Facility (“senior credit facility”). As amended, the senior credit facility is comprised of a Term Loan of $50.0 million, fully drawn at closing, and a Revolving Credit Facility (“Revolver”) of up to $30.0 million inclusive of up to $5.0 million in letters of credit. As of September 30, 2006, the Company had full availability of the $25.0 million revolver, had issued $4.7 million in outstanding letters of credit, primarily related to our workers’ compensation insurance and owed $43.1 million under its term loan.

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

During the three and nine-month periods ended September 30, 2006, the Company’s average interest rate on its senior credit facility inclusive of the revolver was 7.04% and 7.09%, respectively. The senior credit facility contains financial covenants including: (i) a maximum capital expenditures limit with certain exclusions for expenditures related to its new corporate headquarters and its point of care system, (ii) a minimum fixed charge coverage ratio, and (iii) a maximum leverage ratio limit. Compliance with the financial covenants is measured quarterly. All of the financial covenants are predetermined and adjust over the term of the senior credit facility. All of the financial covenants are measured with results from the most recent 12-months, together with pro forma amounts for announced acquisitions. As of September 30, 2006, the Company was in compliance with all of the financial covenants of its senior credit facility.

In conjunction with an acquisition, the Company may elect to issue a promissory note for a portion of the purchase price. The notes that were outstanding as of September 30, 2006 were issued with varying maturities up to three years, ranging in amounts between $0.5 million and $2.0 million and bearing interest in a range of 6.0% to 9.25%. In certain instances, the notes are paid periodically and in other instances, at maturity. The Company issued $2.5 million in promissory notes during the nine-month period ended September 30, 2006, related to acquisitions. As of September 30, 2006, the Company had $4.0 million in outstanding promissory notes.

The Company has acquired certain equipment under capital leases for which the related liabilities have been recorded at the present value of future minimum lease payments due under the leases.

12. Amounts Due To Medicare

Prior to the implementation of the PPS on October 1, 2000, the Company recorded Medicare revenue at the lower of actual costs, the per visit cost limit or a per beneficiary cost limit on an individual provider basis. Under this previous Medicare cost-based reimbursement system, ultimate reimbursement under the Medicare program was determined upon review of annual cost reports by the fiscal intermediary as appointed by CMS.

As of September 30, 2006, the Company estimates an aggregate payable to Medicare of $6.1 million, all of which is reflected as a current liability in the accompanying balance sheet. The Company does not expect to fully liquidate in cash the amount due to Medicare within one year; however, it may be obligated to do so if mandated by Medicare.

The $6.1 million payable to Medicare is comprised of $5.1 million of cost report reserves and $1.0 million of PPS related reserves, both of which are more fully described below.

Cost Report Reserves

The fiscal intermediary, acting on behalf of Medicare, has finalized its audits with respect to 1999 and 2000 for Housecall, which the Company acquired on July 1, 2005. The Company agreed to pay approximately $3.3 million in full settlement of cost reports related to these years, of which $3.2 million had been paid as of September 30, 2006, with the remainder expected to be paid during the fourth quarter of 2006. The Company had originally estimated its liability as $4.5 million and reduced reserves in excess of the actual settlement, approximately $1.2 million, as an adjustment to Goodwill. The reduction had no impact on the Company’s net income, earnings per share or cash flow for the nine-month period ended September 30, 2006.

A balance of approximately $5.1 million as of September 30, 2006, is reserved for open cost reports through October 2000 that have not been settled. At the time when these audits are completed and final assessments are issued, the Company may apply to Medicare for repayment over a thirty-six month period, although there is no assurance that such applications will be agreed to, if sought. These amounts relate to the Medicare payment system in effect until October 2000, under which Medicare provided periodic interim payments to the Company, subject to audit of cost reports submitted by the Company and repayment of any overpayments by Medicare to the Company. The Company maintains a reserve for 1997 cost report liabilities that had been settled and subsequently reopened by the fiscal intermediary in 2002.

Included in cost report reserves is a $3.1 million obligation of a wholly owned subsidiary of the Company that is currently in bankruptcy, and it is not clear whether the Company will have any responsibility for that amount if the debt of the subsidiary is discharged in bankruptcy.

The following table summarizes the cost report activity included in the amounts due to/from Medicare related to cost reports (amounts in thousands):

Nine-month period ended September 30, 2006
Amounts recorded at December 31, 2005	$9,507
Cash payments made in settlement of Medicare claims	(3,219)
Change in estimated liabilities of acquired companies (recorded to Goodwill)	(1,169)
Change in estimated amounts owed to Medicare	(24)

Amounts recorded at September 30, 2006	$5,095

Medicare PPS Reserves

The remaining balance of approximately $1.0 million as of September 30, 2006, which is unchanged from December 31, 2005, is related to a notification from CMS that it intended to make certain recoveries of amounts overpaid to providers for the periods dating from the inception of PPS on October 1, 2000 through particular dates in 2003 and 2004. CMS advised the industry that it would seek recovery of overpayments that were made for patients who had, within 14 days of admission, been discharged from inpatient facilities, including hospitals, rehabilitation centers and skilled nursing units. The Company continues to evaluate this liability and has estimated a reserve of approximately $1.0 million as of September 30, 2006. These reserves are included in the current portion of Medicare liabilities.

The following table summarizes the Medicare PPS reserve activity included in the amounts due to/from Medicare (Dollar amounts in thousands):

Amounts recorded at December 31, 2005	$1,044
Cash payments made to Medicare	—
Net reduction in reserves	—

Amounts recorded at September 30, 2006	$1,044

13. Subsequent Events

On October 24, 2006, the Company’s Board of Directors declared a four-for-three split of its common stock, effective November 27, 2006. Each shareholder of record at the close of business on November 27, 2006, will receive one additional share for every three outstanding shares held on the record date. As of the effective date, disclosures regarding issued and outstanding shares along with earnings per share amounts will be determined utilizing actual shares outstanding subsequent to the stock split.

In October 2006, the Company and the former owners of a group of home health agencies purchased by the Company, entered into a settlement agreement related to 122,857 shares of Company common stock that were placed in escrow in 1998 as a part of the original purchase price. As designated in the settlement agreement, 45,125 shares were released to the former owners; 5,000 shares were released to a third party in full settlement of a related lawsuit where both the former owners and the Company were named defendants; and 72,732 shares were released back to the Company. The Company will recognize the 72,732 shares as Treasury Stock and approximately $0.3 million as Other Income in the fourth quarter of 2006 as a result of the settlement.

On October 1, 2006, the Company acquired certain assets and certain liabilities of two home health agencies in Missouri for approximately $2.9 million and one home health agency in Ohio for approximately $0.2 million. These agencies are not included in the Company’s results of operations or in the number of acquisitions that the Company acquired for the three or nine-month periods ended September 30, 2006.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, the consolidated financial statements and notes and the related Management’s Discussion and Analysis in our Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2006, and our Risk Factors set forth in Part II, Item 1A of this Quarterly Report.

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

Our operating results may not be comparable for the three and nine-month periods ended September 30, 2006 as compared to the three and nine-month periods ended September 30, 2005, primarily as a result of our acquisitions made in the second half of 2005. When we refer to base business, we mean home health and hospice agencies that were in operation as of September 30, 2005; when we refer to acquisitions, we mean home health and hospice agencies that we acquired after September 30, 2005; and, when we refer to start-ups, we mean any new location opened by us in the last twelve months.

Three-Month Period Ended September 30, 2006 Compared to the Three-Month Period Ended September 30, 2005

Net Service Revenue

We are dependent on Medicare for a significant portion of our revenue. Approximately 93.3% and 91.4% of our net service revenue for the three-month periods ended September 30, 2006 and September 30, 2005, respectively, was derived from Medicare. Our growth in Medicare net service revenue in the three-month period ended September 30, 2006 was adversely impacted when Congress rescinded the previously legislated 2.8% increase in the episodic reimbursement rate and enacted legislation to freeze the rate at $2,264, the amount in effect since January 1, 2005. In the same legislation, Congress provided for a 5% additional reimbursement for patients in designated rural areas for episodes commencing on or after January 1, 2006, which we believe impacts approximately 18-20% of our market.

The following table summarizes our net service revenue growth (in millions):

	Three-month period ended September 30, 2005	Three-month period ended September 30, 2006
		Base/Start-ups	Acquisitions	Total
Medicare revenue:
Home health agencies	$94.2	$116.8	$3.1	$119.9
Hospice agencies	8.4	7.9	—	7.9

	102.6	124.7	3.1	127.8

Non-Medicare revenue:
Home health agencies	8.2	8.0	0.4	8.4
Hospice agencies	1.4	0.8	—	0.8

	9.6	8.8	0.4	9.2

Total revenue:
Home health agencies	102.4	124.8	3.5	128.3
Hospice agencies	9.8	8.7	—	8.7

	$112.2	$133.5	$3.5	$137.0

Our net service revenue increased $24.8 million, primarily as a result of our internal growth and acquisitions. Our internal growth from our base business, inclusive of start-ups, increased $21.3 million, primarily as a result of increased admissions. In addition, our acquisitions, as detailed in Note 4 to our condensed consolidated financial statements, added $3.5 million in revenue.

The following table summarizes our growth in total home health patient admissions:

	Three-month period ended September 30, 2005	Three-month period ended September 30, 2006
		Base/Start-ups	Acquisitions	Total
Admissions:
Medicare	23,061	25,516	1,058	26,574
Non-Medicare	6,018	6,302	160	6,462

	29,079	31,818	1,218	33,036

Cost of Service

Our visit and cost per visit information is summarized in the following table:

	Three-month period ended September 30, 2005	Three-month period ended September 30, 2006
		Base/Start-ups	Acquisitions	Total
Cost of service (in millions):
Home health	$44.4	$53.3	$1.6	$54.9
Hospice	4.6	5.0	—	5.0

Total	$49.0	$58.3	$1.6	$59.9

Home Health:
Visits during the period:
Medicare	600,259	749,670	18,425	768,095
Non-Medicare	82,306	103,120	7,171	110,291

Total	682,565	852,790	25,596	878,386

Home health cost per visit (1)	$64.99	$62.48	$62.80	$62.49

(1)	We calculate home health cost per visit as home health cost of service divided by total home health visits during the period.

Of the $10.9 million increase in cost of service, $9.3 million related to increased labor costs in our base business primarily as a result of our increased admissions and start-ups and $1.6 million related to acquisitions. The $9.3 million increase in base business expenses consisted primarily of $8.1 million related to salaries, benefits and taxes, $0.5 million related to travel and $0.5 million related to supplies. Typically, acquired locations take up to 12 months before realizing margins consistent with our mature locations.

General and Administrative Expenses (“G&A”), Depreciation and Amortization and Income Tax Expense

General and administrative salaries, taxes and benefits was $32.4 million in the three-month period ended September 30, 2006 as compared to $27.8 million during the three-month period ended September 30, 2005, representing an increase of $4.6 million. This increase is primarily attributable to increased personnel costs of $6.5 million related to additional operational staff necessitated by our internal growth and acquisitions that was offset by a $1.4 million decrease in our administrative staff achieved primarily as a result of our integration efforts after taking into consideration approximately $0.5 million in acquisition related severance costs that were included in the three-month period ended September 30, 2005.

Non-cash compensation expense was $0.8 million in the three-month period ended September 30, 2006 as compared to $0.1 million during the three-month period ended September 30, 2005, representing an increase of $0.7 million. This increase is primarily attributable to costs associated with our adoption of SFAS 123(R) under the modified prospective method. The adoption of SFAS 123(R) requires the recognition of stock-based compensation related to stock options in our results of operations for the three-month period ended September 30, 2006, as compared to the same period of 2005 when we accounted for this stock-based compensation in accordance with APB Opinion No. 25. As of September 30, 2006, there was $1.6 million of unrecognized compensation costs related to stock option payments which is expected to be recognized over a weighted-average period of 2.08 years. In addition, there has been no stock option awards during the three-month period ended September 30, 2006.

Other general and administrative expenses were $23.3 million in the three-month period ended September 30, 2006 as compared to $19.1 million during the three-month period ended September 30, 2005, representing an increase of $4.2 million and is primarily attributable to a $1.4 million increase in rental expense that is substantially growth related; a $1.5 million increase in bad debt expense of which approximately $0.8 million is related to patients initially admitted as Medicare and later determined to be covered by other insurance carriers including HMO Advantage programs and $0.7 million related to our overall increase in revenues; growth related increases of $0.7 million in contract services, $0.5 million in supplies and $0.4 million in utilities. This was partially offset by a $0.3 million decrease in travel related expenses.

Depreciation and Amortization

Depreciation and amortization increased to $2.5 million in the three-month period ended September 30, 2006 from $2.1 million during the three-month period ended September 30, 2005, representing an increase of $0.4 million and is primarily growth related.

Other Expense, net

Other expense was $0.9 million in the three-month period ended September 30, 2006 as compared to $1.2 million during the three-month period ended September 30, 2005, representing a decrease of $0.3 million and is primarily attributable to the amounts of cash and debt outstanding during each of the three-month periods. As of September 30, 2006 and September 30, 2005, primarily as a result of our acquisitions, we owed $47.9 million and $64.7 million, respectively, under our senior credit facility and promissory notes.

Income Tax Expense

Income tax expense was $6.7 million in the three-month period ended September 30, 2006 as compared to $5.0 million during the three-month period ended September 30, 2005, representing an increase of $1.7 million and is primarily attributable to an increase in income before taxes that is partially offset by a decrease in the estimated income tax rate. Our income before taxes and estimated income tax rate was $17.3 million and 38.8% for the three-month period ended September 30, 2006 and $12.8 million and 39.4% for the three-month period ended September 30, 2005. The decrease in the effective tax rate is primarily due to federal employment credits generated as a result of tax relief created under legislation related to Hurricane Katrina that expires August 27, 2007.

Nine-Month Period Ended September 30, 2006 Compared to the Nine-Month Period Ended September 30, 2005

Net Service Revenue

We are dependent on Medicare for a significant portion of our revenue. Approximately 93% of our net service revenue for each of the nine-month periods ended September 30, 2006 and September 30, 2005 was derived from Medicare. Our growth in Medicare revenue in the nine-month period ended September 30, 2006 was adversely impacted when Congress rescinded the previously legislated 2.8% increase in the episodic reimbursement rate and enacted legislation to freeze the rate at $2,264, the amount in effect since January 1, 2005. In the same legislation, Congress provided for a 5% additional reimbursement for patients in designated rural areas for episodes commencing on or after January 1, 2006. The following table summarizes our net service revenue growth for (in millions):

	Nine-month period ended September 30, 2005	Nine-month period ended September 30, 2006
		Base/Start-ups	Acquisitions	Total
Medicare revenue:
Home health agencies	$232.4	$293.2	$52.6	$345.8
Hospice agencies	10.7	11.9	12.3	24.2

	$243.1	$305.1	$64.9	$370.0

Non-Medicare revenue:
Home health agencies	$18.0	$19.0	$5.7	$24.7
Hospice agencies	1.6	1.2	1.2	2.4

	$19.6	$20.2	$6.9	$27.1

Total revenue:
Home health agencies	$250.4	$312.2	$58.3	$370.5
Hospice agencies	12.3	13.1	13.5	26.6

	$262.7	$325.3	$71.8	$397.1

Our net service revenue increased $134.4 million, primarily as a result of our internal growth and acquisitions. Our internal growth from our base business and start-ups increased $62.6 million, primarily as a result of increased admissions. In addition, our acquisitions, as detailed in Note 4 to our condensed consolidated financial statements, added $71.8 million in revenue.

The following table summarizes our growth in total home health patient admissions:

	Nine-month period ended September 30, 2005	Nine-month period ended September 30, 2006
		Base/Start-ups	Acquisitions	Total
Admissions:
Medicare	56,972	64,555	13,936	78,491
Non-Medicare	13,085	16,309	2,579	18,888

	70,057	80,864	16,515	97,379

Cost of Service

Our visit and cost per visit information is summarized in the following table:

	Nine-month period ended September 30, 2005	Nine-month period ended September 30, 2006
		Base/Start-ups	Acquisitions	Total
Cost of service (in millions):
Home health	$103.6	$131.5	$25.5	$157.0
Hospice	6.9	15.2	0.1	15.3

Total	$110.5	$146.7	$25.6	$172.3

Home Health:
Visits during the period:
Medicare	1,447,597	1,912,080	321,872	2,233,952
Non-Medicare	177,555	241,965	57,381	299,346

Total	1,625,152	2,154,045	379,253	2,533,298

Home health cost per visit (1)	$63.74	$61.08	$67.29	$62.01

(1)	We calculate home health cost per visit as home health cost of service divided by total home health visits during the period.

Of the $61.8 million increase in cost of service, $36.2 million related to increased costs in our base business primarily as a result of our increased admissions and $25.6 million related to acquisitions. The $36.2 million of increased base business expenses consisted primarily of $25.9 million related to salaries, benefits and taxes and $2.2 million related to travel. Typically, acquired locations take up to 12 months before realizing margins consistent with our mature locations.

General and Administrative Expenses (“G&A”), Depreciation and Amortization and Income Tax Expense

General and administrative salaries, taxes and benefits was $98.6 million in the nine-month period ended September 30, 2006 as compared to $64.7 million during the nine-month period ended September 30, 2005, representing an increase of $33.9 million. This increase is primarily attributable to increased personnel costs of $27.4 million related to additional operational and corporate staff necessitated by our internal growth and acquisitions and $6.5 million of field administrative support related to acquisitions.

Non-cash compensation expense was $2.0 million in the nine-month period ended September 30, 2006 as compared to $0.2 million during the nine-month period ended September 30, 2005, representing an increase of $1.8 million. This increase is primarily attributable to costs associated with our adoption of SFAS 123(R) under the modified prospective method. The adoption of SFAS 123(R) requires the recognition of stock-based compensation related to stock options in our results of operations for the nine-month period ended September 30, 2006, as compared to the same period of 2005 when we accounted for this stock-based compensation in accordance with APB Opinion No. 25. As of September 30, 2006, there was $1.6 million of unrecognized compensation costs related to stock option payments which is expected to be recognized over a weighted-average period of 2.08 years. In addition there has been no stock option awards during the nine-month period ended September 30, 2006.

Other general and administrative expenses were $70.4 million in the nine-month period ended September 30, 2006 as compared to $44.0 million during the nine-month period ended September 30, 2005, representing an increase of $26.4 million and is primarily attributable to a $4.6 million increase in travel related substantially to our ongoing training of new employees and integration efforts of employees from acquired properties; a $5.7 million increase in rent that is substantially growth related; a $4.5 million increase in supplies, which is substantially acquisition related; a $4.8 million increase in purchased services of which $1.6 million is acquisition related and $3.2 million is related to our base business and start-up growth; a $2.9 million increase in utilities of which $1.1 million is acquisition related and $1.8 million is related primarily to increases in our base and start-ups; and, a $3.8 million increase in bad debts, which is related to our overall increase in revenue.

Depreciation and Amortization

Depreciation and amortization increased to $7.3 million in the nine-month period ended September 30, 2006 from $5.0 million during the nine-month period ended September 30, 2005, representing an increase of $2.3 million and is primarily growth related.

Other Expense, net

Other expense was $2.6 million in the nine-month period ended September 30, 2006 as compared to $0.6 million during the nine-month period ended September 30, 2005, representing an increase of $2.0 million and is primarily attributable to the amounts of cash and debt outstanding during each of the nine-month periods. As of September 30, 2006, primarily as a result of our acquisitions, we owed $47.9 million under our senior credit facility and promissory notes. We entered into our senior credit facility in July 2005 in conjunction with our acquisition activities. During the nine-month period ended September 30, 2006 we incurred approximately $3.1 million in interest expense associated with these obligations and periodic draws against our revolver. This was partially offset by approximately $0.6 million in interest income related to our cash on hand that is swept each evening into an overnight money market account.

Income Tax Expense

Income tax expense was $17.1 million in the nine-month period ended September 30, 2006 as compared to $14.8 million during the nine-month period ended September 30, 2005, representing an increase of $2.3 million and is primarily attributable to an increase in income before taxes that is partially offset by a decrease in the estimated income tax rate. Our income before taxes and estimated income tax rates was $43.9 million and 38.8% for the nine-month period ended September 30, 2006 and $37.6 million and 39.4% for the nine-month period ended September 30, 2005. The decrease in the effective tax rate is primarily due to federal employment credits generated as a result of tax relief created under legislation related to Hurricane Katrina that expires August 27, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow for Nine-Month Period Ended September 30, 2006 versus Nine-Month Period Ended September 30, 2005

	2006	2005
	(Amounts in thousands)
Cash provided by operating activities	$26,388	$28,993
Cash used in investing activities	(30,681)	(124,497)
Cash (used in) provided by financing activities	(3,083)	58,575

Cash provided by operating activities primarily included $26.9 million in net income that was increased by $7.3 million in depreciation and amortization, $7.7 million in bad debt provisions, $2.0 million in non-cash compensation expense and an increase in deferred taxes of $8.7 million. This was offset by a $27.1 million decrease in working capital that included $1.2 million in state income taxes and $18.8 million in payroll taxes incurred in 2005 that we were permitted to defer payment until February 28, 2006 under two tax acts passed by the United States Congress intended to provide relief for businesses located in areas affected by Hurricanes Katrina, Rita and Wilma.

Cash used in investing activities in 2006 is primarily attributed to acquisitions of $10.3 million, as detailed in Note 4 to our condensed consolidated financial statements and purchases of property and equipment of $20.4 million, inclusive of $10.9 million related to our new corporate headquarters that was partially offset by $0.1 million in proceeds from asset disposals.

Cash used in financing activities in 2006 included payments on our senior credit facility, notes payable and capital lease obligations of $8.2 million, which was offset by $5.1 million from the issuance of stock pursuant to our employee stock purchase plan and the exercise of stock options pursuant to our stock option plans inclusive of the tax benefits from stock option exercises.

Liquidity

Our principal source of liquidity is the collection of our accounts receivable, principally under the Medicare program.

As of September 30, 2006, we had $9.9 million in cash and cash equivalents and $47.9 million in indebtedness related to our senior credit facility and promissory notes that we incurred primarily as a result of our acquisitions. As of September 30, 2006, we had full availability of $25.0 million under our revolving credit facility and had issued $4.7 million in outstanding letters of credit, primarily related to workers’ compensation insurance. We are in compliance with all of the financial covenants of our senior credit facility.

We are continuing to renovate the building that we purchased in 2005 that will consolidate our corporate headquarters. The estimated cost for the refurbishment, including furnishings, is $18.0 million with a December 2006 anticipated completion date. At September 30, 2006, we had expended approximately $10.9 million in refurbishments and anticipate spending the balance of $7.1 million in the near future. In addition, we have begun to deploy laptop computers to our clinical staff in an effort to enhance the accuracy of patient information. We spent approximately $2.1 million as of September 30, 2006 and anticipate spending an additional $1.7 million, during the fourth quarter of 2006, and $6.1 million in 2007. Further, we spent approximately $7.4 million in routine capital expenditures during the nine-month period ended September 30, 2006, and anticipate spending between $2.5 million to $3.5 million in routine capital expenditures during the fourth quarter of 2006.

Based on operating forecasts, we believe that we will have sufficient cash to fund our operations, debt service and capital requirements over the next twelve months. However, our liquidity is dependent upon a number of factors influencing forecasts of earnings and operating cash flows. These factors include patient growth, attaining expected results from acquisitions including our integration efforts, certain assumptions of our reimbursement by Medicare and our ability to manage our operations based upon certain staffing formulas. Further, we have certain other contingencies and reserves, including litigation reserves, recorded as liabilities in our accompanying condensed consolidated balance sheets that we may not be required to liquidate in cash during 2006. However, in the event that all liabilities become due within twelve months, we may be required to limit our acquisition activities, utilize our revolving credit facility, seek additional financing and/or sell operations on terms unfavorable to us.

Recent Reimbursement Developments

Effective January 1, 2006, previously passed legislation provided for a 2.8% increase to the Medicare per episode reimbursement rate. In February 2006, the United States Congress rescinded this 2.8% increase and enacted legislation to freeze the rate at $2,264, the amount in effect since January 1, 2005. In the same legislation, Congress provided for a 5% additional reimbursement for patients in designated rural areas for episodes commencing on or after January 1, 2006. Medicare has proposed a 3.1% rate increase for home health services, which is scheduled to go into effect on January 1, 2007. However, there is no assurance that Congress will allow the increase. Further, MedPAC, an independent federal body that advises Congress on Medicare issues, has recommended that Congress not increase home health reimbursement rates in 2007.

Additionally, MedPAC has recently recommended implementation of a pay-for-performance initiative in home health. If implemented, Medicare will begin to differentiate reimbursement rates for Medicare home health service providers based on quality measures. Of the 3.1% increase to Medicare home health rates scheduled to go into effect on January 1, 2007, 2.0% of the proposed 3.1% increase would be contingent upon home health providers reporting ten clinical quality measures through the Outcome and Assessment Information Set (“OASIS”). Under such a system, a modest portion of total payments would be redistributed, or increased slightly for providers with above-average outcomes scores and decreased slightly for providers with below-average scores in their respective service areas or regions.

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

CMS administers the Medicare program and works in partnership with the states to administer Medicaid. The Department of Health and Human Services acting through CMS is responsible for the administrative simplification standards from HIPAA and quality standards in health care facilities through its survey and certification activity. In its administrative capacity, CMS has the regulatory means to impact reimbursement. CMS is expected to review the case mix adjustments index in 2006 (see Note 2 to the condensed consolidated financial statements) as part of a previously scheduled process. We are unable to predict the timing or outcome of such a review.

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

We were notified that due to a provision in the Deficit Reduction Act of 2005 (“DRA”), which passed earlier this year, no payments on Medicare claims would be distributed during the last nine days of the 2006 federal fiscal year, which was September 22, 2006 through September 30, 2006. The Centers for Medicare & Medicaid Services (“CMS”) announced that no interest would be accrued or paid; and no late penalties would be paid to providers for delays in payment due to this hold. As a result of the DRA, we had approximately $13.6 million of amounts due to us by Medicare held until October 2, 2006, at which time we received these funds. The results of the delayed distribution adversely impacted our cash flows for the period ended September 30, 2006.

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

The Company’s variable rate debt consists of borrowings made under its $75.0 million credit agreement, as amended, which consists of a $30.0 million aggregate principal revolving loan commitment, inclusive of $5.0 million in letters of credit, and a $50.0 million term loan commitment. As of September 30, 2006, the Company had full availability of the $25.0 million revolver, had issued $4.7 million in outstanding letters of credit, primarily related to its workers’ compensation insurance and owed $43.1 million under its term loan. For the three and nine-month periods ended September 30, 2006, the weighted average interest rate under the senior credit facility and our revolver was 7.04% and 7.09%, respectively.

A one percent increase (decrease) in the variable interest rate would result in a $0.4 million increase (decrease) in the related interest expense on an average annual basis based upon borrowings outstanding at September 30, 2006.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls And Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is also accumulated and communicated to management, including the Company’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2006.

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

Changes In Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1a. Risk Factors

RISK FACTORS

Investing in our common stock involves risk, including the risks we describe below. You should consider carefully the following risks, as well as other information in this Quarterly Report on Form 10-Q or in documents incorporated herein by reference and the incorporated documents, before investing in our common stock. If any of the following risks occurs, our results of operations, financial condition and business could be harmed materially and the trading price of our common stock could decline.

Risks Related to Our Industry

Our revenue is substantially derived from Medicare. Reductions in Medicare rates, rate increases that do not cover cost increases and/or significant changes to the current Medicare reimbursement methodology may adversely affect our business.

We generally receive fixed payments from Medicare for our home health services based on the level of care that we provide patients. Reductions to Medicare rates and/or changes in Medicare reimbursement methodology could have an adverse impact on our revenues and profitability. Medicare payments could be reduced as a result of:

•	administrative or legislative changes to the base episode rate;

•	administrative or legislative changes in the reimbursement rate for patients in designated rural areas;

•	the elimination or reduction of annual rate increases based on medical inflation;

•	adjustments to the relative components of the wage index used in determining reimbursement rates;

•	the imposition by Medicare of co-payments or other mechanisms shifting responsibility for a portion of payment to beneficiaries;

•	the reclassification of home health resource groups;

•	changes in the way Medicare pays providers that provide significant therapy services to beneficiaries; or

•	other adverse changes to payment rates or payment methodologies.

Although current Medicare legislation provides for an annual adjustment of the various payment rates based on the increase or decrease of the medical care expenditure category of the Consumer Price Index, this adjustment may be less than actual inflation in any given year or could be reduced or eliminated in any given year. In February 2006, Congress passed a bill freezing home care reimbursement rates for 2006. The freeze is effective through December 31, 2006. While a 3.1% rate increase for home health services is scheduled to go into effect on January 1, 2007, there is no assurance that Congress will allow the increase. In fact, MedPAC has recommended that Congress not increase home health reimbursement rates in 2007. We cannot assure you that we will be able to operate profitably in the event there are significant changes in Medicare rates or changes in the methodology used to determine those rates.

Additionally, MedPAC has recently recommended implementation of a pay-for-performance initiative in home health care. If implemented, Medicare will begin to differentiate reimbursement rates for Medicare home health service providers based on quality measures. Of the 3.1% increase to Medicare home health rates scheduled to go into effect on January 1, 2007, 2.0% of the proposed 3.1% increase would be contingent upon home health providers reporting ten clinical quality measures through the Outcome and Assessment Information Set, or OASIS. Under such a system, a modest portion of total payments would be redistributed, or increased slightly for providers with above-average outcomes scores and decreased slightly for providers with below-average scores in their respective service areas or regions. We cannot assure you that a pay-for-performance reimbursement system will not adversely affect our Medicare reimbursement rates and, consequently, our results of operations.

Overall payments made by Medicare to us for hospice services are subject to two payment limitations, known as hospice caps, calculated by the Medicare fiscal intermediary on an annual basis. Under the first limitation, total Medicare payments to us per provider number are compared to a hospice cap amount that is calculated by multiplying the number of Medicare beneficiaries under that provider number electing hospice care for the first time during the cap period by a statutory amount that is indexed for inflation. The cap amount per Medicare beneficiary for the twelve-month period ending October 31, 2006 is $20,585. We must return any payments in excess of the cap amount to Medicare. The second hospice cap, which is also calculated on a per provider number basis, provides that reimbursement for any in-patient days that exceed 20% of the total in-service days for the particular provider number shall be reimbursed at a lower rate. Our ability to avoid these limitations depends on a number of factors, each determined on a provider-number basis, including the average length of stay and mix in level of care. Our revenue and profitability associated with our hospice operations may be materially reduced if we are unable to avoid triggering these and other Medicare payment limitations. As we expand our hospice operations, we cannot be certain that we will not exceed the cap amounts in the future. Thus, we cannot assure you that these limitations will not negatively affect our profitability on a company-wide basis in the future.

Further, for our hospice patients receiving nursing home care under certain state Medicaid programs who elect hospice care under Medicare or Medicaid, the state must pay us, in addition to the applicable Medicare or Medicaid hospice per diem rate, an amount equal to at least 95% of the Medicaid per diem nursing home rate for “room and board” furnished to the patient by the nursing home. We contract with various nursing homes for the nursing homes’ provision of certain “room and board” services that the nursing homes would otherwise provide Medicaid nursing home patients. We bill and must collect from the applicable state Medicaid program an amount equal to at least 95% of the amount that would otherwise have been paid directly to the nursing home under the state’s Medicaid plan. Under our standard nursing home contracts, we generally pay the nursing home for these “room and board” services in advance of reimbursement from Medicaid at 100% of the Medicaid per diem nursing home rate. Approximately 40% of our hospice patients reside in nursing homes. Consequently, the reduction or elimination of Medicare payments for hospice patients residing in nursing homes, our ability to collect for these services or any change in our ability to provide service to such patients would significantly reduce the net patient service revenue and profitability related to our hospice operations or may have an adverse effect on our bad debt expense.

If any of our agencies fail to comply with the conditions of participation in the Medicare program, that agency could be terminated from the Medicare program, which would adversely affect our net patient service revenue and profitability.

Each of our home health and hospice agencies must comply with the extensive conditions required of participation in the Medicare program. If any of our agencies fails to meet any of the Medicare conditions of participation, that agency may receive a notice of deficiency from the applicable state surveyor. If that agency then fails to institute a plan of correction to remediate the deficiency within the correction period provided by the state surveyor, that agency could be terminated from the Medicare program. Any termination of one or more of our home health agencies from the Medicare program for failure to satisfy the program’s conditions of participation could adversely affect our net service revenue and profitability. CMS has recently announced that it is currently revising the Medicare conditions of participation for home health, with publication expected no earlier than the second half of 2007. We do not know at this time what effect the revisions will have on our operations, and there can be no assurances that the revisions will not negatively affect our profitability.

In addition, we are subject to various routine and non-routine reviews, audits and investigations by the Medicare and Medicaid programs and other federal and state governmental agencies. Violation of the laws governing our operations, or changes in interpretations of those laws, could result in the imposition of fines, civil or criminal penalties, the termination of our rights to participate in federal and state-sponsored programs and/or the suspension or revocation of our licenses. If we become subject to material fines or if other sanctions or other corrective actions are imposed on us, we might suffer a substantial reduction in profitability.

We are subject to extensive government regulation. Any changes to the laws and regulations governing our business, or the interpretation and enforcement of those laws or regulations, could cause us to modify our operations and could negatively impact our operating results.

The federal government and the states in which we operate regulate our industry extensively. The laws and regulations governing our operations, along with the terms of participation in various government programs, regulate how we do business, the services we offer and our interactions with patients and the public and impose certain requirements on us relating to, among other things:

•	licensure and certification;

•	adequacy and quality of health care services;

•	qualifications of health care and support personnel;

•	quality of medical equipment;

•	confidentiality, maintenance and security issues associated with medical records and claims processing;

•	relationships with physicians and other referral sources;

•	operating policies and procedures;

•	addition of facilities and services; and

•	billing for services.

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

For example, Congress enacted the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which mandates that provider organizations enhance privacy protections for patient health information. This requires companies like us to develop, maintain and monitor administrative, information and security systems to prevent inappropriate release of protected health information. Compliance with this law has added, and will continue to add, costs that affect our profitability. Failure to comply with HIPAA’s privacy and security requirements could result in substantial fines and penalties.

If we are unable to maintain relationships with existing patient referral sources or to establish new referral sources, our growth and profitability could be adversely affected.

Our success depends significantly on referrals from physicians, hospitals and other patient referral sources in the communities that our agencies serve, as well as on our ability to maintain good relationships with these referral sources. Our referral sources are not contractually obligated to refer home health or hospice patients to us and may refer their patients to other providers. Our growth and profitability depend on our ability to establish and maintain close working relationships with these patient referral sources and to increase awareness and acceptance of the benefits of home health and hospice care by our referral sources and their patients. We may not be able to maintain our existing referral source relationships or develop and maintain new relationships in existing or new markets. Our loss of, or failure to maintain, existing relationships or our failure to develop new referral relationships could adversely affect our ability to expand our operations and operate profitably.

We are subject to federal and state laws that govern our financial relationships with physicians and other health care providers, including potential or current referral sources.

We are required to comply with federal and state laws, generally referred to as “anti-kickback laws,” that prohibit certain direct and indirect payments or other financial arrangements between health care providers that are designed to encourage the referral of patients to a particular provider for medical services. In addition to these anti-kickback laws, the Federal government has enacted specific regulations, commonly known as the “Stark law”, that prohibit certain financial relationships, specifically including ownership interests and compensation arrangements, between physicians and providers of designated health services, such as home health agencies, to whom said physicians refer patients. Some of these same financial relationships are subject to regulation by the individual states as well. Under both the anti-kickback law and Stark law, there are a number of safe harbors that permit certain, carefully constrained relationships. Amedisys avails itself of these safe harbors in several instances. For example, we currently have contractual relationships with certain physicians who provide consulting services to our company. Many of these physicians are current or potential referral sources. In addition, in some of our local markets, we lease office space from physicians who may also be referral sources. We cannot assure you that courts or regulatory agencies will not interpret state and federal anti-kickback laws and state laws regulating relationships between health care providers in ways that will implicate our practices. Violations of these laws could lead to fines or sanctions that may have a material adverse effect on our results of operations.

We may be subject to substantial malpractice or other similar claims.

The services we offer involve an inherent risk of professional liability and related substantial damage awards. As of September 30, 2006, we had over 4,000 direct care employees working for our home health agencies and over 250 direct care employees working for our hospice agencies. In addition, we have had up to as many as 500 direct care workers on contract. On any given day, the majority of these nurses, therapists and other direct care personnel are driving to and from patients’ homes where they deliver medical and other care. Due to the nature of our business, we and the caregivers who provide services on our behalf may be the subject of medical malpractice claims. These caregivers could be considered our agents, and, as a result, we could be held liable for their medical negligence. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. We maintain malpractice liability insurance and are responsible for amounts in excess of the limits of our coverage.

An economic downturn, continued deficit spending by the federal government and state budget pressures in states in which we operate could result in a reduction in reimbursement and covered services.

The existing federal deficit, as well as deficit spending by the government as the result of adverse developments in the economy or other reasons, could lead to increased pressure to reduce government expenditures for other purposes, including governmentally funded programs in which we participate, such as Medicare and Medicaid. Such actions in turn could adversely affect our results of operations.

An economic downturn could have a detrimental effect on our revenues. Historically, state budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we can expect continuing cost containment pressures on Medicaid outlays for our services in the states in which we operate. In addition, an economic downturn may also affect the number of enrollees in managed care programs as well as the profitability of managed care companies, which could result in reduced reimbursement rates.

Our industry is highly competitive, with relatively few barriers to entry in some markets.

Our home health agencies compete with local and regional home health companies, hospitals, nursing homes and other businesses that provide home health services, some of which are large established companies that have significantly greater resources than we do. In addition, there are relatively few barriers to entry in some of the home health services markets in which we operate. Our primary competition comes from local companies in each of our markets and these privately owned or hospital-owned health care providers vary by region and market. We compete based on the availability of personnel; the quality, expertise and value of our services; and in select instances, on the price of our services. Increased competition in the future from existing competitors or new entrants may limit our ability to maintain or increase our market share.

Some of our existing and potential new competitors may enjoy greater name recognition and greater financial, technical and marketing resources than we do. This may permit our competitors to devote greater resources than we can to the development and promotion of services. These competitors may undertake more far-reaching and effective marketing campaigns and may offer more attractive opportunities to existing and potential employees and services to referral sources.

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

Managed care organizations and other third-party payors have continued to consolidate in order to enhance their ability to influence the delivery of health care services. Consequently, the health care needs of a large percentage of the United States population are increasingly served by a smaller number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers for needed services. To the extent that such organizations terminate us as a provider and/or engage our competitors as a preferred or exclusive provider, our business could be adversely affected. In addition, private payors, including managed care payors, could seek to negotiate additional discounted fee structures or the assumption by health care providers of all or a portion of the financial risk through prepaid capitation arrangements, thereby potentially reducing our profitability.

We expect that industry forces will continue to have an impact on our business and that of our competitors. In recent years, the health care industry has undergone significant changes driven by efforts to reduce costs and we expect these cost containment measures to continue in the future. Frequent regulatory changes in our industry, including reductions in reimbursement rates and changes in services covered, have increased competition among home health providers. If we are unable to react competitively to new developments, our operating results may suffer. We cannot assure you that we will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse impact on our business, financial condition, or results of operations.

State efforts to regulate the establishment or expansion of health care providers could impair our ability to expand our operations.

Some states require health care providers (including skilled nursing facilities, hospices, home health agencies and assisted living facilities) to obtain prior approval, known as a certificate of need, or CON, or as it is referred to in some states, a permit of approval, or POA, for:

•	the purchase, establishment or expansion of health care facilities;

•	capital expenditures exceeding a prescribed amount; or

•	changes in services or bed capacity.

To the extent that we require a CON, POA or other similar approvals to expand our operations, either by acquiring facilities or expanding or providing new services or other changes, our expansion could be adversely affected by the failure or inability to obtain the necessary approvals, changes in the standards applicable to those approvals and possible delays and expenses associated with obtaining those approvals. We cannot assure you that we will be able to obtain a CON or POA for all future projects requiring that approval.

Additionally, our ability to expand operations in a state will depend on our ability to obtain a state license to operate. States may have a limit on the number of licenses they issue. For example, as of September 30, 2006, we operated 11 home health agencies and one hospice agency in Louisiana. Louisiana currently has a moratorium on the issuance of new home health agency licenses through July 1, 2008. We cannot predict whether this moratorium will be extended beyond this date or whether any other states in which we currently operate, or may wish to operate in the future, may adopt a similar moratorium. Our failure to obtain any license, CON or POA could impair our ability to operate or expand our business.

A shortage of qualified registered nursing staff and other caregivers could adversely affect our ability to attract, train and retain qualified personnel and could increase operating costs.

We rely significantly on our ability to attract and retain caregivers who possess the skills, experience and licenses necessary to meet the requirements of our patients. We compete for personnel with other providers of home health and hospice services. Our ability to attract and retain caregivers depends on several factors, including our ability to provide these caregivers with attractive assignments and competitive benefits and salaries. We cannot assure you that we will succeed in any of these areas. In addition, there are occasional shortages of qualified health care personnel in some of the markets in which we operate. As a result, we may face higher costs of attracting caregivers and providing them with attractive benefit packages than we originally anticipated, and, if that occurs, our profitability could decline. Finally, although this is currently not a significant factor in our existing markets, if we expand our operations into geographic areas where health care providers historically have unionized, we cannot assure you that negotiating collective bargaining agreements will not have a negative effect on our ability to timely and successfully recruit qualified personnel. Generally, if we are unable to attract and retain caregivers, the quality of our services may decline and we could lose patients and referral sources.

Risks Related to Our Business

Our revenue is substantially derived from Medicare. Reductions in Medicare rates, rate increases that do not cover cost increases and/or significant changes to the current Medicare reimbursement methodology may adversely affect our business.

For the years ended December 31, 2005, 2004 and 2003, we received 93%, 93% and 91%, respectively, of our revenue from Medicare. For each of the nine-month periods ended September 30, 2006 and September 30, 2005, we received approximately 93% of our revenue from Medicare. We generally receive fixed payments from Medicare for our home health services based on the level of care that we provide patients. Consequently, our profitability largely depends upon our ability to manage the cost of providing those services.

Future cost containment initiatives undertaken by private third-party payors may limit our future revenues and profitability.

Our non-Medicare revenues and profitability also are affected by the continuing efforts of third-party payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Any changes in reimbursement levels from these third-party payor sources and any changes in applicable government regulations could have a material adverse effect on our revenues and profitability. There is no guarantee that third-party payors will provide us with timely payments for our services. We can provide no assurance that we will continue to maintain our current payor or revenue mix.

Migration of our Medicare beneficiary patients to Medicare managed care providers could negatively impact our operating results.

Historically, we have generated the majority of our revenue from the Medicare fee-for-service market. Under the Medicare Prescription Drug Improvement and Modernization Act of December 2003, however, Congress allocated significant additional funds and other incentives to Medicare managed care providers in order to promote greater participation in those plans by Medicare beneficiaries. If these increased funding levels have the intended result, the size of the potential Medicare fee-for-service market could decline, thereby reducing the size of our potential patient population, which could cause our operating results to suffer.

Our allowance for doubtful accounts may not be sufficient to cover uncollectible accounts.

On an ongoing basis, we estimate the amount of Medicare, Medicaid and private insurance receivables that we will not be able to collect. This allows us to calculate the expected loss on our receivables for the period we are reporting. Our allowance for doubtful accounts may underestimate actual unpaid receivables for various reasons, including:

•	adverse changes in our estimates as a result of our classification of payors and related payor history;

•	inability to collect funds due to missed filing deadlines or inability to prove that timely filings were made;

•	adverse changes in the economy generally exceeding our expectations; or

•	unanticipated changes in Medicare, Medicaid and private insurance companies.

If our allowance for doubtful accounts is insufficient to cover losses on our receivables, our business, financial position or results of operations could be materially adversely affected.

Delays in reimbursement may cause liquidity problems.

Our business is characterized by delays in reimbursement from the time we provide services to the time we receive reimbursement or payment for these services. If we have difficulty in obtaining documentation, such as physician orders, information system problems or issues that arise with Medicare or other providers, we may encounter additional delays in our payment cycle. Timing delays may cause working capital shortages. Working capital management, including prompt and diligent billing and collection, is an important factor in achieving our financial results and maintaining liquidity. It is possible that documentation support, system problems, Medicare or other provider issues or industry trends may extend our collection period, adversely impact our working capital, and that our working capital management procedures may not successfully negate this risk.

A provision in the Deficit Reduction Act of 2005, which was passed by Congress earlier this year, caused a brief delay in reimbursement to our home health agencies by Medicare. The provision stipulated that CMS make no payments on Medicare home health claims during the last nine days of the federal fiscal year, which ended September 30, 2006. No interest was accrued or paid by CMS; and no late penalties were paid to providers for delays in payment due to this hold. As a result of the hold, the timing of our cash flows was negatively impacted and $13.6 million of payments we would have received over the last nine days of September were delayed until October 2, 2006. We may experience delays in reimbursement in the future that may cause us liquidity problems.

Our hospice operations may also experience reimbursement delays. Our hospice operations bill various state Medicaid programs for “room and board” associated with hospice patients residing in nursing homes that we routinely pay in advance of receipt of payment from the provider. In addition, we have experienced timing delays when attempting to collect funds from state Medicaid programs in certain instances. Delays in receiving reimbursement or payments from these programs may adversely impact our working capital.

Our growth strategy depends on our ability to manage growing and changing operations.

Our business has grown significantly in size and complexity in recent years. Our internal growth rate for Medicare patient admissions was approximately 18% for 2005, 28% for 2004 and 8% for 2003, 11% and 14% for the three-month periods ended September 30, 2006 and June 30, 2006, respectively. This growth has placed, and will continue to place, significant demands on our management systems, internal controls and financial and professional resources. In addition, we will need to further develop our financial controls and reporting systems to accommodate future growth. This could require us to incur expenses for hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding our information technology infrastructure. Our inability to manage growth effectively could have a material adverse effect on our financial results.

Our growth strategy depends on our ability to open agencies, acquire additional agencies on favorable terms and integrate and operate these agencies effectively. If our growth strategy is unsuccessful or we are not able to successfully integrate newly acquired or opened agencies into our existing operations, our future results could be adversely impacted.

We expect to continue to open agencies in our existing and new markets. Our new agency growth, however, will depend on several factors, including our ability to:

•	obtain locations for agencies in markets where need exists;

•	identify and hire a sufficient number of appropriately trained home health and other health care professionals;

•	obtain adequate financing to fund growth; and

•	operate successfully under applicable government regulations.

We are focusing significant time and resources on the acquisition of home health and hospice agencies, or of certain of their assets, in targeted markets. Not only do we face competition for acquisition candidates, which may limit the number of acquisition opportunities available to us and may lead to higher acquisition prices, but we may also be unable to identify, negotiate and complete suitable acquisition opportunities on reasonable terms. Additionally, acquisitions involve significant risks and uncertainties, including difficulties in recouping partial episode payments and other types of misdirected payments for services from the previous owners, difficulties integrating acquired personnel and business practices into our business, the potential loss of key employees or patients of acquired agencies, and the assumption of liabilities and exposure to unforeseen liabilities of acquired agencies. We may not be able to fully integrate the operations of the acquired businesses with our current business structure in an efficient and cost-effective manner. The failure to effectively integrate any of these businesses could have a material adverse effect on our operations.

Our acquisitions may impose strains on our existing resources.

As a result of our past and current acquisition strategy, we have grown significantly over the last two years. As we continue to add acquisition-related revenue and expand our markets, our growth could strain our resources, including management, information systems, regulatory compliance, logistics and other controls. We cannot assure you that our resources will keep pace with our anticipated growth. If we do not manage our expected growth effectively, our future results could be adversely affected.

We may require additional capital to pursue our acquisition strategy.

As of September 30, 2006, we had cash and cash equivalents of approximately $9.9 million. This amount may not be sufficient to support our current plan of operations and growth strategies. We cannot readily predict the timing, size and success of our acquisition efforts and the associated capital commitments. If we do not have sufficient cash resources, our growth could be limited unless we obtain additional equity or debt financing beyond the capabilities of our current senior credit facility and revolver, which limit capital expenditures for acquisitions to $25.0 million for any single acquisition and the aggregate amount of acquisitions made during the term of the senior credit facility to $60 million.

We may be unable to repay our senior credit facility or be unable to comply with the restrictive covenants of our senior credit facility.

Our senior credit facility is collateralized by our existing and after-acquired personal and real property. The senior credit facility matures in June 2010 and bears interest at an amount that depends on the overall leverage ratio, as defined in the credit agreement, inclusive of amendments. As amended, the interest rate on the outstanding portion of the term loan is LIBOR plus 1.75% based on our current leverage and the interest rate on the outstanding portion of the revolver is prime plus 0.75%. We are obligated to pay a commitment fee of 0.375% on the unused portion of the revolver. Unanticipated changes in our business may result in our inability to make timely payments and cause us to default on our obligation.

Our senior credit facility contains certain covenants regarding our leverage ratio, fixed charges and capital expenditures. Unanticipated changes to our business may result in our inability to comply with these covenants.

Further, our senior credit facility requires that we provide certain information to the lenders before an acquisition. We may be unable to use the funds raised from this offering for acquisitions that do not satisfy these criteria under our senior credit facility.

Our inability to effectively integrate, manage and keep secure our information systems could disrupt our operations.

Our business depends on effective and secure information systems that assist us in, among other things, monitoring utilization and other cost factors, processing claims, reporting financial results, measuring outcomes and quality of care, managing regulatory compliance controls and maintaining operational efficiencies. These systems include software developed in-house and systems provided by external contractors and other service providers. To the extent that these external contractors or other service providers become insolvent or fail to support the software or systems, our operations could be negatively affected. Our agencies also depend upon our information systems for accounting, billing, collections, risk management, quality assurance, payroll and other information. If we experience a reduction in the performance, reliability, or availability of our information systems, our operations and ability to produce timely and accurate reports could be adversely affected.

Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs. Our acquisition activity requires transitions and integration of various information systems. We regularly upgrade and expand our information systems’ capabilities. If we experience difficulties with the transition and integration of information systems or are unable to implement, maintain, or expand our systems properly, we could suffer from, among other things, operational disruptions, regulatory problems and increases in administrative expenses.

We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches, including unauthorized access to patient data stored in our information systems, and the introduction of computer viruses to our systems. Our security measures may be inadequate to prevent security breaches and our business operations would be negatively impacted by cancellation of contracts and loss of patients if security breaches are not prevented.

We are implementing a new Point of Care, or PoC, system initiative in 2006 that includes providing laptop computers to our staff. We anticipate that all the visiting nurses in our home health agencies will be accumulating information on laptop computers by mid-2007. We have installed privacy protection systems and devices on our network and the PoC laptops in an attempt to prevent unauthorized access to information in our database. However, our technology may fail to adequately secure the confidential health information we maintain in our databases and protect it from theft or inadvertent leakage. In such circumstances, we may be held liable to our patients and regulators, which could result in litigation or adverse publicity that could have a material adverse effect on our business. Even if we are not held liable, any resulting negative publicity could harm our business and distract the attention of management.

Further, our information systems are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins and similar events. A failure to restore our information systems after the occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations. Because of the confidential health information we store and transmit, loss of electronically stored information for any reason could expose us to a risk of regulatory action, litigation, possible liability and loss.

Failure of, or problems with, our clinical software system could harm our business and operating results.

We have developed and utilize a proprietary Windows-based clinical software system to collect assessment data, schedule and log patient visits, generate medical orders and monitor treatments and outcomes in accordance with established medical standards. The system integrates billing and collections functionality as well as accounting, human resource, payroll and employee benefits programs provided by third parties. Problems with, or the failure of, our technology and systems could negatively impact data capture, billing, collections, assessment of internal controls and management and reporting capabilities. Any such problems or failures could adversely affect our operations and reputation, result in significant costs to us and impair our ability to provide our services in the future. The costs incurred in correcting any errors or problems may be substantial and could adversely affect our profitability.

We depend on outside software providers.

We depend on the proper functioning and availability of our information systems in operating our business, some of which are provided by outside software providers. These information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs. If our providers are unable to maintain or expand our information systems properly, we could suffer from operational disruptions and an increase in administrative expenses, among other things.

We are operating under a Corporate Integrity Agreement. Violations of that agreement could result in penalties or exclusion from participation in the Medicare program.

In 1999, we uncovered certain improprieties stemming from the unauthorized conduct of an agency director in an agency we had acquired in Monroe, Louisiana. We self-reported these improprieties to the Office of the Inspector General, or OIG. Following an extensive series of audits, we reached a settlement with the federal government in August 2003, whereby we agreed to repay approximately $1.2 million to the government in three annual payments, the last of which we made in August 2005. As part of the settlement, we also executed a three-year Corporate Integrity Agreement, or CIA, which required, among other things, that we (1) maintain our training and compliance programs; (2) provide additional, specific training in certain areas; (3) conduct annual, independent audits of the Monroe agency; and (4) make timely disclosure of, and repay, overpayments resulting from any potential fraud or abuse of which we became aware.

The term of the CIA expired on August 11, 2006. Notwithstanding this expiration, we have continuing obligations under the CIA. For example, we are required to submit final annual reports and audits, must grant the OIG inspection and review rights for 120 days post-filing of the final annual report, and must retain records of our compliance with the CIA through August 2010. We may become subject to other such settlements or agreements in the future.

Our compliance with state and federal fraud and abuse provisions and regulations may be subject to future government review and interpretation and possible regulatory actions currently unknown or unasserted. If we are found to be in violation of any of these provisions, it could have a material adverse effect on our business.

We also operate our agencies under licenses issued and regulated by the respective states in which they are located. Each agency is subject to periodic surveys and complaint-based surveys. If a survey identifies violations of state standards, the agency typically is afforded a grace period in which to comply or otherwise lose its license to operate. If we are found to be in violation of any of these state standards, it could have a material adverse effect on our business.

Our insurance liability coverage may not be sufficient for our business needs.

We maintain professional liability insurance for us and our subsidiaries. However, we cannot assure you that claims will not be made in the future in excess of the limits of such insurance, nor can we assure you that any such claims, if successful and in excess of such limits, will not have a material adverse effect on our ability to conduct business or on our assets. Our insurance coverage also includes fire, property damage and general liability with varying limits. We cannot assure you that the insurance we maintain will satisfy claims made against us. In addition, as a result of operating in the home health industry, our business entails an inherent risk of claims, losses and potential lawsuits alleging incidents involving our employees that are likely to occur in a patient’s home. We cannot assure you that insurance coverage will continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms.

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

We are self-insured against certain potential liabilities and our insurance reserves may be inadequate if unexpected losses occur.

We are self-insured for health insurance and workers’ compensation claims up to $150,000 and $250,000, respectively, per incident and maintain appropriate reserves to cover anticipated payments. Insurance reserves are recorded based on estimates made by management and validated by third party actuaries on a quarterly basis to ensure such estimates are within acceptable ranges. Actuarial estimates are based on detailed analyses of health care cost trends, mortality rates, claims history, demographics, industry trends and federal and state law. As a result, the amount of reserve and related expense may be significantly affected by the outcome of these studies. Calculation of the estimated accrued liability for self-insured claims remains subject to inherent liability and significant and adverse changes in the experience of claims settlement and other underlying assumptions could negatively impact operating results.

We have established reserves for Medicare liabilities that may be payable by us in the future. These liabilities may be subject to audit or further review, and we may owe additional amounts beyond what we expect and have reserved for.

Prior to the implementation of the PPS on October 1, 2000, we recorded Medicare revenue at the lower of: (1) actual costs, (2) the per-visit cost limit, or (3) a per-beneficiary cost limit on an individual provider basis. We determined ultimate reimbursement upon review of annual cost reports. As of September 30, 2006, we have estimated an aggregate payable to Medicare of $6.1 million, all of which is reflected as a current liability in our consolidated financial statements. The $6.1 million liability has two components: a cost report adjustments reserve ($5.1 million) and PPS payment adjustments reserve ($1.0 million). If actual amounts exceed our reserves, we may incur additional costs that may adversely affect our results of operations.

Cost Report Adjustments Reserve. The recorded $5.1 million cost report adjustments reserve relates to cost report reserves filed prior to the implementation of the PPS. The reserve includes a (1) $3.1 million obligation of a wholly owned subsidiary that is currently in bankruptcy and which we could be responsible for if the debt of the subsidiary is discharged in bankruptcy, (2) balance of $0.1 million, which represents the final payment to settle certain 1999 and 2000 cost reports that will be remitted in the near future and (3) balance of $1.9 million that reflects our estimate of amounts likely to be assessed by Medicare as overpayments in respect of prior years when Medicare audits of our cost reports through October 2000 are completed. There is no assurance that if and when we apply to Medicare for repayment that such applications will be agreed to.

PPS Payment Adjustments Reserve. The remaining balance of $1.0 million is related to notice from CMS that it intended to seek recovery of overpayments that were made for patients who had, within 14 days of a readmission to home health prior to the expiry of 60 days from the previous admission date at another home health agency, been discharged from inpatient facilities, including hospitals, rehabilitation and skilled nursing units for the periods dating from the implementation of the PPS on October 1, 2000 through particular dates in 2003 and 2004. We cannot be sure that we have accurately evaluated this liability and estimated an appropriate reserve.

If we must write off a significant amount of intangible assets or long-lived assets, our earnings will be negatively impacted.

Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was approximately $210.3 million as of September 30, 2006. If we make additional acquisitions, it is likely that we will record additional intangible assets to our consolidated financial statements. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets of $55.7 million as of September 30, 2006, which we review both on a periodic basis as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination that a significant impairment in value of our unamortized intangible assets or long-lived assets occurs, such determination could require us to write off a substantial portion of our assets. Such a write off would negatively affect our earnings.

We depend on the services of our executive officers and other key employees.

Our success depends upon the continued employment of certain members of our senior management team, including our Chairman and Chief Executive Officer, William F. Borne, our President and Chief Operating Officer, Larry R. Graham, our Principal Financial Officer, Donald Loverich, Jr. and our Chief Information Officer, Alice A. Schwartz. We also depend upon the continued employment of the senior vice presidents that manage several of our key functional areas, including operations, business development, accounting, finance, human resources, marketing, information systems, contracting and compliance.

We maintain key employee life insurance of $4.5 million on Mr. Borne’s life and have entered into employment agreements with each of Mr. Borne, Mr. Graham and Mr. Loverich. The departure of any member of our senior management team may materially adversely affect our operations.

Our operations could be affected by natural disasters or terrorist acts.

Our corporate office and a substantial number of our agencies are located in the Southeastern United States and the Gulf Coast Region, increasing our exposure to hurricanes and other natural disasters. The occurrence of natural disasters in the markets in which we operate could not only affect the day-to-day operations of our agencies, but also could also disrupt our relationships with patients, employees and referral sources located in the affected areas and, in the case of our corporate office, our ability to provide administrative support services, including, for example, billing and collection services. In addition, any episode of care that is not completed due to the impact of a natural disaster will generally result in lower revenue for the episode. For example, in late August and early September 2005, Hurricanes Katrina and Rita impacted our agencies, employees and patients located in Southern Louisiana and Southern Mississippi. To date, only one of our agencies affected by Hurricanes Katrina and Rita, located in Chalmette, Louisiana, has not reopened. Other of our agencies located in the Louisiana Gulf Coast Region, however, have been operating at lower capacities. We cannot assure you that hurricanes or other natural disasters will not have a material adverse impact on our business, financial condition or results of operations in the future.

In addition, the occurrence of terrorist acts and the erosion to our business caused by such an occurrence, could adversely affect our profitability. In the affected areas, our offices could be forced to close for limited or extended periods of time.

We may be held responsible for some or all of the $4.2 million liability of a bankrupt subsidiary.

We consolidate the net liabilities of Alliance Home Health , Inc., or Alliance, a bankrupt subsidiary that is no longer in operation, in our consolidated financial statements. Alliance was acquired in 1998 and ceased operations in 1999. Alliance filed for Chapter 7 federal bankruptcy protection with the United States Bankruptcy Court in the Northern District of Oklahoma on September 29, 2000. A trustee was appointed for Alliance in 2001. We are still awaiting a final ruling by the federal bankruptcy judge and until such time, our consolidated financial statements will continue to consolidate the Alliance contingencies that net to a $4.2 million liability. It is possible that we could be held responsible for some or all of this amount, and, depending upon the outcome of the bankruptcy proceedings, potentially a larger amount.

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

The price at which our common stock trades may be volatile. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of health care companies. The market price of our common stock may be influenced by many factors, including:

•	our operating and financial performance;

•	variances in our quarterly financial results compared to research analyst expectations;

•	the depth and liquidity of the market for our common stock;

•	future sales of common stock or the perception that sales could occur;

•	investor and analyst perception of our business and our prospects;

•	developments relating to litigation or governmental investigations;

•	changes or proposed changes in health care laws or regulations or enforcement of these laws and regulations, or announcements relating to these matters;

•	departure of key personnel;

•	actual or potential defaults in the restrictive covenants in our senior credit facility;

•	changes in the Medicare, Medicaid and private insurance reimbursement rates for home health and hospice;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; or

•	general economic and stock market conditions.

In addition, the stock market in general, and the NASDAQ Global Select Market in particular, has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of health care provider companies. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In the past, securities class-action litigation has often been brought against companies following periods of volatility in the market price of their respective securities. We may become involved in this type of litigation in the future. Litigation of this type is often expensive to defend and may divert our management team’s attention as well as resources from the operation of our business.

Sales of substantial amounts of our common stock, or the availability of those shares for future sale, could adversely affect our stock price and limit our ability to raise capital.

At September 30, 2006, 16,252,039 shares of our common stock were outstanding. There are 71,063 shares of our common stock that may be issued under our 1998 employee stock purchase plan. As of September 30, 2006, 866,189 shares of our common stock were issuable upon the exercise of stock options which were outstanding but not exercisable, 714,551 shares of our common stock were issuable upon the exercise of stock options which were outstanding and exercisable, and 38,000 shares of our common stock were issuable upon the exercise of outstanding warrants. The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public or the perception that substantial sales could occur. These sales also may make it more difficult for us to sell common stock in the future to raise capital.

In the past we have had to defend class action lawsuits, and there is no assurance that we will not face similar suits in the future that could require us to pay substantial damage awards.

On August 23 and October 4, 2001, two class action lawsuits, which were later consolidated, were filed on behalf of all purchasers of our common stock between November 15, 2000 and June 13, 2001, against us and three of our executive officers, in the United States District Court for the Middle District of Louisiana. The suits sought damages based on the decline in our stock price following an announced restatement of earnings for the fourth quarter of 2000 and first quarter of 2001, alleging that our management knew or were reckless in not knowing the facts giving rise to the restatement. On June 28, 2006, we entered into a settlement agreement for $350,000 with the ten individual plaintiffs in these two lawsuits. On July 5, 2006, the United States District Court for the Middle District of Louisiana issued an order dismissing the consolidated lawsuits. We cannot assure you that we will not face similar suits in the future that could have a material adverse impact on our financial condition or results of operations.

We do not anticipate paying dividends on our common stock in the foreseeable future, and, as a result, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We do not pay dividends on our common stock and intend to retain all future earnings to finance our existing business and the continued growth and development of our business. In addition, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future payment of cash dividends will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, earnings, capital requirements, current and anticipated cash needs, outstanding indebtedness, plans for expansion, restrictions imposed by our lenders, if any, and other factors deemed relevant by our board of directors. Under the terms of our senior credit facility, we are restricted from paying cash dividends and making other cash distributions to our stockholders.

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

We have implemented other anti-takeover provisions or provisions that could have an anti-takeover effect, including: (1) advance notice requirements for director nominations and stockholder proposals and (2) a stockholder rights plan, also known as a “poison pill.” These provisions, and others that the Board of Directors may adopt hereafter, may discourage offers to acquire us and may permit our Board of Directors to choose not to entertain offers to purchase us, even if such offers include a substantial premium to the market price of our stock. Therefore, our stockholders may be deprived of opportunities to profit from a sale of control.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

3.1	Certificate of Incorporation (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2002)

3.2	By-Laws (previously filed as Exhibit 3.2 to the Annual Report on Form 10-K for the period ended December 31, 2004)

4.1	Credit Agreement with Wachovia Bank, National Association, as Administrative Agent, and General Electric Capital Corporation, as Syndication Agent, dated as of July 11, 2005 (previously filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

4.2	Common Stock Specimen (previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1994)

4.3	Shareholder Rights Agreement (previously filed as Exhibit 4 to the Current Report on Form 8-K filed June 16, 2000, and as Exhibit 4 to the Registration Statement on Form 8-A12G filed June 16, 2000)

4.4	Form of Warrants issued by Amedisys, Inc. to Raymond James & Associates, Inc. (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed December 10, 2003)

4.5	Registration Rights Agreement between Amedisys, Inc. and the person whose name and address appears on the signature page thereto (previously filed as Exhibit 10.5 to the Registration Statement on Form S-3 filed March 11, 1998)

31.1	Certification of William F. Borne, Chief Executive Officer (filed herewith)

31.2	Certification of Donald Loverich, Jr., Principal Financial Officer (filed herewith)

32.1	Certification of William F. Borne, Chief Executive Officer (filed herewith)

32.2	Certification of Donald Loverich, Jr., Principal Financial Officer (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMEDISYS, INC.

By:	/s/ Donald Loverich, Jr.
Donald Loverich, Jr. Principal Financial Officer

DATE: October 24, 2006