Form 10-K
period 2006-12-31
AMEDISYS INC
filed 2007-02-20
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-24260

AMEDISYS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3131700
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5959 S. Sherwood Forest Blvd.

Baton Rouge, Louisiana 70816

(Address of principal executive offices, including zip code)

(225) 292-2031 or (800) 467-2662

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Exchange Act: None

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price as quoted by the NASDAQ Global Select Market on June 30, 2006 was $608,719,025. For purposes of this determination shares beneficially owned by officers, directors and ten percent stockholders have been excluded, which does not constitute a determination that such persons are affiliates.

As of February 7, 2007, registrant had 25,826,828 shares of Common Stock outstanding.

Documents incorporated by reference: Registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed pursuant to the Securities Exchange Act of 1934 is incorporated herein by reference into Part III hereof (Items 10, 11, 12, 13, 14).

A copy of our Form 10-K as filed with the Securities and Exchange Commission, including all exhibits, is available on our website at www.amedisys.com under the tab “Investors.”

PART I

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, which are statements about future business strategy, operations and capabilities, financial projections, plans and objectives of management, expected actions of third parties and other matters. Forward-looking statements often include words like “believes”, “belief”, “expects”, “plans”, “anticipates”, “intends”, “projects”, “estimates”, “may”, “might”, “would” or similar words. Forward-looking statements speak only as of the date of this report. They involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. In addition to the risk factors described elsewhere, specific factors that might cause such a difference include, but are not limited to: general economic and business conditions, changes in or failure to comply with existing regulations or the inability to comply with new government regulations on a timely basis, changes in Medicare and other medical reimbursement levels, adverse changes in federal and state laws relating to the health care industry, demographic changes, availability and terms of capital, ability to attract and retain qualified personnel, ongoing development and success of new start-ups, changes in estimates and judgments associated with critical accounting policies and business disruption due to natural disasters or acts of terrorism.

You should not rely too heavily on any forward-looking statement. We cannot assure you that our forward-looking statements will prove to be correct. We have no obligation to update or revise publicly any forward-looking statement based on new information, future events or otherwise. For a discussion of some of the factors discussed above as well as additional factors, see Item 1A. Risk Factors that is a part of this filing.

ITEM 1.	BUSINESS

Overview

We are one of the nation’s largest providers of home health services to Medicare beneficiaries. We deliver a wide range of health-related services in the home to individuals who may be recovering from surgery, have a chronic disability or terminal illness, or need assistance with the essential activities of daily living. The services we provide include skilled nursing and home health aide services; physical, occupational and speech therapy; and medically oriented social work to eligible individuals who require ongoing care that cannot be provided effectively by family and friends. In addition, we have developed and offer clinically focused programs for high-cost chronic conditions and disease categories, such as diabetes, coronary artery disease, congestive heart failure, complex wound care, chronic obstructive pulmonary disease, geriatric surgical recovery, behavioral health, stroke recovery and various rehabilitative programs with the focus on improving the functional ability of our geriatric population. As of December 31, 2006, we operated 261 Medicare-certified home health agencies in 19 states primarily in the Southern and Southeastern United States. We believe our services are attractive to payors and physicians because we combine clinical quality with cost-effectiveness and are accessible 24 hours a day, seven days a week.

In addition to home health agencies, we also operated 14 Medicare-certified hospice agencies as of December 31, 2006. Our hospice agencies provide palliative care and comfort to terminally ill patients of all age groups and their families. We provide hospice services to each patient using an interdisciplinary care team comprised of a physician, a patient care manager, registered nurses, certified home health aides, social workers, a chaplain, a homemaker and specially trained volunteers to assess the clinical, psychosocial and spiritual needs of the patients and their families and manage that care accordingly. We acquired our first hospice operation in April 2004 and currently operate hospice agencies in four states. Although we expect Medicare home health to remain our primary focus over the near and intermediate term, we believe home health and hospice are complementary services and plan to expand our hospice network through acquisitions and start-up activities.

Recent Developments

For a complete discussion of our recent developments including our acquisitions, internal growth and financing arrangements, refer to Recent Developments in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations that is a part of this filing.

Our Market and Opportunity

Home health expenditures in the United States were approximately $43.2 billion in 2004, according to National Health Expenditure data. The home health industry is comprised of facility-based and hospital-based agencies owned by publicly traded and privately held companies, visiting nurse associations and nurse registries. The industry remains highly fragmented and we believe it represents an attractive consolidation opportunity. Medicare is the largest single home health payor, accounting for $16.4 billion, or 38%, of total home health spending. These expenditures are expected to increase substantially over the coming years, growing to $27.3 billion by 2010 according to the Office of the Actuary of the Center for Medicare and Medicaid Services (“CMS”), the U.S. federal agency that administers Medicare. There are approximately 8,100 Medicare-certified home health agencies currently in operation.

Medicare is also the largest payor in the hospice industry, with an estimated $9.8 billion of expenditures in 2006 according to CMS. We believe many of the same growth dynamics in the home health sector are driving growth in the hospice industry. According to the Medicare Payment Advisory Commission (“MedPAC”), between 2000 and 2004 the number of Medicare beneficiaries utilizing hospice increased 49% and the share of Medicare decedents in hospice increased from 22% to 31%. The hospice industry is similar to home health in that it is a highly fragmented market and has a relatively small number of companies of significant size. We believe it represents an attractive growth opportunity.

Our Strategy

Our objective is to be the leading provider of high-quality, low-cost home health services in each market in which we operate. To achieve this objective, we intend to:

•

Focus on Medicare-Eligible Patients. The rapidly growing population of Medicare beneficiaries represents a compelling market for home health and hospice providers. Implementation of the Prospective Payment System (“PPS”) in the home health industry has created a relatively stable reimbursement environment favoring companies such as ours that focus on providing high-quality, low-cost home health and hospice services.

•

Emphasize Internal Growth. We emphasize the internal growth of Medicare patient admissions, which increased approximately 13% for the year ended December 31, 2006. We drive internal growth by: (1) maintaining an emphasis on high-quality care; (2) expanding and enhancing referral relationships in our local and regional markets; (3) continuing to educate referral sources regarding our specialized programs that focus on high-cost chronic conditions and diseases; (4) developing strategic relationships with large hospital systems to increase admission volume; (5) expanding our service coverage areas by developing new locations; and (6) attracting and retaining highly skilled and experienced employees through communication, education, empowerment and competitive benefits.

•

Grow Through Strategic Acquisitions. We believe our focus on Medicare beneficiaries and our size and national reputation provides us with a strategic advantage when assessing potential acquisitions. The majority of home health agencies and hospice programs are owned either by hospitals or independent operators. We employ a disciplined acquisition strategy based on defined acquisition criteria, including high-quality service, a strong referral base and compatible payor mix.

•

Leverage our Cost-Efficient Operating Structure. We believe the size and scale of our infrastructure and operating systems offer the opportunity to achieve operating leverage at both the agency and corporate level. At the agency level, we have developed a cost-efficient operating model that focuses on productivity, per episode utilization and clinical outcomes, among other measures. To manage our diverse network of locations, we use a proprietary information system that reduces administrative and operating costs through the integration of clinical, financial and operating functions. We manage all patient care and utilization on a real-time basis from both a clinical and financial perspective through a system of exception reporting. At the corporate level, our geographic focus and investment in infrastructure and information systems enable us to leverage regional and senior management resources and add new locations without proportionate increases in corporate expense.

•

Continue to Develop and Deploy Specialized Programs for Chronic Diseases and Conditions. We have developed specialized services that focus on high-cost diseases and chronic conditions and have successfully launched programs for diabetes, coronary artery disease, congestive heart failure, orthopedics, complex wound care, geriatric surgical recovery and behavioral health, among others. Our specialty programs represent an attractive growth opportunity because they combine clinical quality and 24-hour access, seven days a week, which is appealing to patients and physicians, with cost-effective delivery of high-quality nursing care to patients who have high-cost or chronic conditions.

Our Competitive Strengths

We believe the following competitive strengths contribute to our strong market share in each of the markets in which we operate and will enable us to grow our business successfully and increase profitability:

•

Primary Emphasis on Medicare Home Health. Our primary focus is on providing home health services to Medicare beneficiaries, and we derive approximately 93% of our revenues from Medicare. We recruit and retain caregivers who are attentive to, and familiar with, the specialized needs of the elderly population. We deploy specialized nursing programs that focus on the high-cost diseases and conditions prevalent in the 65 and older demographic segment. We believe these efforts position us competitively to take advantage of recent CMS initiatives designed to deliver disease management services to seniors with high-cost or chronic conditions. Additionally, there are other benefits to our Medicare focus. For example, our billing and collections are simplified when compared to other health care providers because of our emphasis on the Medicare reimbursement process.

•

Proven Operating Model. Our home health model balances the benefits of promoting local agency responsibility and accountability for quality of care and operating results with the efficiencies gained from centralizing key administrative functions. Our home health agencies carry locally recognized branding and tailor their respective marketing efforts to address the specific needs of the communities, referral sources and Medicare beneficiaries they serve. Agency management teams work to establish strong relationships in their communities and with referral sources. To support our local management teams, we have centralized accounting, regulatory, marketing, payroll, intake, billing, collections, risk management and quality assurance functions. We have deployed standardized clinical programs and believe this initiative has improved quality of care and risk management through the implementation of best practices, which helps us actively manage clinical compliance across all of our home health agencies. In addition, our operations typically have access to more resources and financial management expertise than locally owned competitors.

•

Integrated Technology and Management Systems. We have invested in information technology and real-time management and monitoring capabilities that allow us to standardize the care delivered across our system and monitor the status of the patients we treat. Under the PPS, the majority of our revenue is pre-determined at admission based on a range of clinical criteria and the local wage index. Monitoring and controlling the time and costs associated with the care we provide is essential to maintaining our operating margins and profitability. Our real-time monitoring capability has contributed significantly to our ability to manage admissions growth. We believe that most competing providers lack the resources to implement similar systems. We believe our investment in technology enhances our ability to provide the quality and outcomes data required by CMS. In addition, we are deploying Point of Care (“PoC”) laptop devices, as further described under Technology, to our clinical staff to enhance the accuracy of patient information and further improve our compliance controls.

•

Demonstrated Ability to Identify and Integrate Acquisitions. We believe that we have a demonstrated track record of identifying, evaluating, acquiring and integrating companies in the home health and hospice markets. We attribute part of our success in integrating these agencies to our rigorous due diligence process prior to completing acquisitions. We employ a disciplined strategy based on defined acquisition criteria, including high service quality, a strong referral base, a compatible payor mix and opportunities for cost savings and significant internal growth. We have also developed a comprehensive post-acquisition strategic plan to facilitate the integration of acquired agencies that includes improving operating margins, recruiting qualified nurses and account executives, expanding relationships with local physicians and discharge planners, expanding the breadth and quality of services and transitioning acquired agencies onto our information technology platform.

•

Significant Cash Flow from Operations and Relatively Low Capital Expenditures. We generate significant cash flow from operations due to the profitable operation of our business and active management of our working capital. Our capital expenditure requirements are low because our services do not require the purchase and replacement of expensive medical equipment. Historically, our maintenance capital expenditures have amounted to less than 2% of our revenue.

•

Patient-Oriented Company Culture. We believe that we have developed a strong patient-oriented culture that emphasizes quality of care. We communicate frequently with our employees and provide education opportunities along with competitive benefits. We reinforce our culture not only through an orientation program for new employees, but also an ongoing emphasis on the importance of high-quality patient care and the need to remain productive while keeping our costs low. We keep our employees informed about corporate events and solicit feedback regarding ways to improve our services and their working environment. We also provide extensive sales and compliance training for our employees as part of their ongoing education.

Our Home Health Agencies

As of December 31, 2006, we operated 261 Medicare-certified home health agencies in 19 states primarily in the Southern and Southeastern United States. A director and team of administrative professionals lead each agency and have primary responsibility for the day-to-day operations. Our agencies are staffed with experienced clinical home health professionals who provide a wide range of patient care services. Our home health operations are organized into six regions, each of which provides clinical, operational and sales support. To support our local agencies, we have centralized accounting, regulatory, marketing, payroll, intake, billing, collections, risk management and quality assurance functions. All of our agencies are accredited or in the process of seeking accreditation by the Joint Commission on Accreditation of Health Care Organizations (“JCAHO”).

We deliver health-related services in the home to eligible individuals who require ongoing skilled nursing and associated care. Our patients are typically recovering, disabled, or chronically or terminally ill persons in need of medical, nursing, social, or therapeutic treatment and assistance with the essential activities of daily living.

We provide a wide variety of home health services including:

•	registered nursing services such as infusion therapy, skilled monitoring, assessments and patient education;

•	licensed practical nursing services, including performance of technical procedures, administration of medications and changing of surgical and medical dressings;

•	physical and occupational therapy to strengthen muscles, restore range of motion and help patients perform the activities of daily living;

•	speech pathology and therapy to restore communication and oral skills;

•	social work to help families address the problems associated with acute and chronic illnesses;

•	home health aide services to perform personal care such as bathing or assistance in walking; and

•	private duty services such as continuous hourly nursing care and sitter services.

Our Hospice Agencies

As of December 31, 2006, we operated 14 Medicare-certified hospice agencies in four states in the Southern and Southeastern United States. Our hospice agencies provide palliative care and comfort to terminally ill patients of all age groups and their families. We provide hospice services to each patient using an interdisciplinary care team comprised of a physician, a patient care manager, registered nurses, certified home health aides, social workers, a chaplain, a homemaker and specially trained volunteers. This team develops a plan of care and delivers, monitors and coordinates that plan with the goal of providing appropriate care for the patient and their family.

Sales and Marketing

Our sales and marketing efforts are directed primarily at physicians and hospital discharge planners, who are responsible for referring patients to home health and hospice agencies. Marketing activities are coordinated locally by the individual agency and are supplemented by regional sales management and dedicated corporate personnel. These activities generally emphasize the benefits offered by our home health and hospice agencies as compared to other providers in the market, such as our focus on addressing the unique needs of Medicare beneficiaries; our specialized programs and focus on specific disease and chronic conditions such as diabetes, coronary artery disease and congestive heart failure, orthopedics and wound care; our ability to schedule and coordinate patient assessment and admission, when appropriate, with little to no inconvenience to the patient; and our size and scale. Although the agency director is the primary point of contact, physicians who utilize our agencies are important sources of recommendations to other physicians regarding the benefits of using our services. Each agency director develops a target list of physicians and discharge planners, and we continually review these marketing lists and the progress in contacting and successfully attracting additional local referral sources.

Technology

The development and enhancement of our information technology systems continues to be a key component of our strategy. We have invested significant time and resources enhancing the capabilities of our technology platform in recent years to provide us with a potential strategic advantage over competitors. We have standardized and have automated most of the critical components of the operational, clinical, financial and compliance-related processes at our locations. We have implemented a wide area network that connects all of our agencies to a central corporate system. This infrastructure allows us to introduce standardized programs to all of our locations in a highly efficient manner and to monitor and manage critical clinical and financial aspects of patient care and utilization on a real-time basis.

Through our PoC, we are streamlining the process by which our visiting home health nurses accumulate information while in the residences of our patients. This initiative includes providing our visiting staff with laptop computers that allow them to document all relevant clinical information. This significantly reduces paper processing and duplicative work while contributing to a higher degree of accuracy and expediting the billing process. We had approximately 100 agencies on-line as of December 31, 2006 and anticipate that the rollout will be complete in mid-2007.

We have developed and utilize a proprietary Windows-based clinical software system to collect assessment data, schedule and log patient visits, generate medical orders and monitor treatments and outcomes in accordance with established medical standards. We have enhanced this software extensively utilizing employed development staff. Our billing and collection software has been designed to ease the flow of information to our accounting, payroll, human resources and employee benefit software and is used throughout our operations. We intend to continue our efforts to improve the clinical, financial and compliance applications of our information technology systems.

Until such time as our PoC system is fully operational, we will continue to use document recognition software developed by Healthcare Quality Systems (“HQS”) that enables our agencies to scan assessment forms into our clinical system, which reduces the amount of time spent on data entry, standardizes the data collection process and significantly reduces data entry errors. Each assessment from our agencies is sent electronically to HQS, which uses a proprietary software system of smart edits to flag inconsistencies and errors in order to assist our nurses to make necessary corrections. Assessments are then provided to us electronically by HQS and automatically uploaded to our clinical and operational systems. Once the data is integrated into our clinical system, it is used in all of our processing functions.

Compliance and Quality Improvement

We are a health care services business and the quality and reputation of our personnel and operations are critical to our success. We develop, implement and maintain comprehensive compliance and quality improvement programs as a component of the centralized corporate services provided to our home health and hospice agencies. Our compliance program includes a code of ethical conduct for our employees and affiliates and a process for reporting regulatory or ethical concerns to our Chief Compliance Officer, including a toll-free telephone hotline. We have a Compliance Committee, which is chaired by the Chief Compliance Officer and is comprised of our Chief Executive Officer, Chief Operating Officer, the Senior Vice President of Clinical Operations and the Senior Vice President of Human Resources. This Corporate Compliance Committee reviews and recommends appropriate courses of action for handling compliance issues.

The effectiveness of our compliance program is directly related to the legal and ethical training that we provide to our employees. Compliance education for new hires is initiated immediately upon employment with corporate video and on-line training. This education is reinforced through regional corporate orientation during the quarter following an employee’s hire date when the Chief Compliance Officer conducts a comprehensive compliance training seminar along with both the Chief Executive Officer and the Chief Operating Officer. Moreover, we conduct specific compliance training targeting employees in specific areas of the Company. In particular, all employees in our corporate offices and in the field that are involved in the billing process are required to participate in an annual billing compliance seminar that is led by the Chief Compliance Officer and is conducted at various, regional sites each year. Additionally, billing staff are also required to complete an annual Billing Compliance Training and Certification course, which includes a video and workbook, as well as a post-test requiring 100% accuracy in order to maintain employment. All newly hired sales employees receive additional training from the Chief Compliance Officer in conjunction with business development orientation. In addition, all of our employees are required to receive continuing compliance education and training each year. We conduct periodic compliance surveys of all of our agencies, which include audits of patient charts and documentation to ensure compliance with Medicare regulations. Audit findings and corresponding action plans are routed to both the Chief Compliance Officer and the Senior Vice President of Operations.

Our proprietary disease management programs and clinical protocols ensure that consistent, quality care is delivered across the organization and are a critical component of improving patient outcomes. We utilize the federal government’s Outcome Based Quality Improvement Scores and the Home Health Outcome Compare Scores to measure the quality of our services and to monitor the effectiveness of our quality improvement initiatives. We also use outside consultants to provide independent data and analysis to support our quality improvement initiatives. One such consulting firm benchmarks clinical activities and outcomes for all of our agencies against state, regional and national averages and provides individual agency rankings across a host of categories that enable us to identify trends in the delivery of care. Another independent firm provides computer software systems that analyze our billings to ensure that assessment forms are completed properly and that internally mandated assessment methodologies and coding procedures are followed. This software system identifies any assessment or billing trends that are exceptions to corporate guidelines.

Our compliance and quality improvement programs are intended to ensure that our employees are well trained and capable of delivering high-quality service. We incorporate compliance staffing and oversight into our growth plans and believe our consistent focus on compliance and quality improvement provides us with a competitive advantage in the market.

Reimbursement

Patient Eligibility and Payors

Medicare is a federally funded and administered health insurance program, primarily for individuals entitled to social security benefits who are 65 years of age or older or who are disabled. The Medicare home health benefit is available to patients who need care following discharge from a hospital, as well as patients who suffer from chronic conditions that require ongoing but intermittent care. The services received need not be rehabilitative or of a finite duration; however, patients who require full-time skilled nursing for an extended period of time generally do not qualify for Medicare home health benefits. As a condition of participation under Medicare, beneficiaries must: (1) be homebound in that they are unable to leave their home without considerable effort; (2) require intermittent skilled nursing, physical therapy or speech therapy services that are covered by Medicare; and (3) receive treatment under a plan of care that is established and periodically reviewed by a physician. Qualifying patients may also receive reimbursement for occupational therapy, medical social services and home health aide services if these additional services are part of a plan of care prescribed by a physician. There is no limit to the number of episodes a beneficiary may receive as long as they remain eligible. The Medicare hospice benefit is available to Medicare-eligible patients who have advanced illnesses and are certified by a physician as having a life expectancy of six months or less. Revenue from our home health and hospice services is derived from Medicare, Medicaid, private insurance carriers, managed care organizations, individuals and other health insurance programs. Medicaid, a program jointly funded by federal, state and local governmental health care programs, is designed to pay for certain health care and medical services provided to low income individuals without regard to age. We also have several contracts for negotiated fees with insurers and managed care organizations.

Home Health Reimbursement

Under PPS, we receive a standard prospective Medicare payment for delivering care over a base 60-day period (“episode of care”). Most patients complete treatment within one payment episode, though multiple continuous episodes are allowed. The base payment, which is established through federal legislation, is a flat rate that is adjusted upward or downward to account for differences in the expected resource needs of individual patients as indicated by clinical severity, functional severity and service utilization. The adjustment is derived from each patient’s categorization into one of 80 payment groups, known as home health resource groups, and the cost of care for patients in each group relative to the average patient. Our payment is also adjusted for differences in local prices using the hospital wage index.

We bill and are reimbursed for services in two stages: (1) an initial claim when the episode commences and (2) a final claim when it is completed. We receive 60% of the estimated payment for a patient’s initial episode upon admission after the initial assessment is completed and billed and the remaining 40% upon completion of the episode and after all final treatment orders are signed by the physician. In the event of subsequent episodes, reimbursement is paid 50% up-front and 50% upon completion of the episode. Final payments may reflect one of five retroactive adjustments: (1) an outlier payment if the patient’s care was unusually costly; (2) a low utilization adjustment if the number of visits was fewer than five; (3) a partial payment if the patient transferred to another provider before completing the episode; (4) a change-in-condition adjustment if the patient’s medical status changed significantly, resulting in the need for more or less care; or (5) a payment adjustment based upon the level of therapy services required. We submit all Medicare claims through two fiscal intermediaries for the federal government.

Since implementation of PPS in October 2000, the base episode payment has varied due to the impact of annual market basket based increases and Medicare-related legislation. The base payment for a Medicare home health episode was $2,264 for each of the years ended December 31, 2006 and 2005. In November 2006, CMS announced a 3.3% increase to Medicare home health rates for 2007, which will increase the base payment rate to $2,339. In addition, CMS announced the elimination of the 5% rural add on, an additional stipend that we receive for patients in approximately 20% of our markets for episodes beginning after December 31, 2006. Further, 2% of the proposed 3.3% increase is contingent upon home health providers reporting ten clinical quality measures through Outcome and Assessment Information Set (“OASIS”). CMS has collected and published OASIS data since 2003 and has indicated that it is considering using this data to reward providers with superior outcomes. We collect and submit OASIS data for all of our Medicare episodes and believe we provide high-quality services. Based upon a historical trend study evaluating approximately 170,000 episodes during the period October 1, 2005 through September 30, 2006, we believe that the change in the Medicare reimbursement rate will positively impact our Medicare revenues by 1.7% to 1.8% in 2007.

Hospice Reimbursement

Hospice services became a covered benefit under Medicare in 1983. Medicare distinguishes between four levels of hospice care: (1) routine home care; (2) general inpatient care; (3) continuous home care; and (4) respite care. Medicare reimburses for services based on a standard prospective rate for delivering care over a base 90-day or 60-day period. More than 95% of hospice care is classified as routine home care, which had a per diem reimbursement rate of $126 for the period November 1, 2005 to October 31, 2006. For the period November 1, 2006 to October 31, 2007, CMS approved a 3.4% rate increase for hospice services.

Government Regulation

Our home health and hospice businesses are highly regulated by federal, state and local authorities. Regulations and policies frequently change and we monitor changes through trade and governmental publications and associations. We also meet regularly with a group of financial, legal and regulatory consultants to discuss emerging issues that may affect our business. Our home health and hospice subsidiaries are certified by CMS and are therefore eligible to receive reimbursement for services through the Medicare system.

Our agencies also are subject to federal, state and local laws dealing with issues such as occupational safety, employment, medical leave, insurance, civil rights, discrimination, building codes and other environmental issues. Federal, state and local governments are expanding the regulatory requirements on businesses. The imposition of these regulatory requirements may have the effect of increasing our operating costs and reducing the profitability of our operations.

Certificates of Need and Permits of Approval

Home health and hospice agencies have licenses granted by the health authorities of their respective states. Additionally, state health authorities in 18 states require a certificate of need (“CON”) or, as it is referred to in Arkansas, a permit of approval (“POA”) in order to establish and operate a home health agency and twelve states require a CON to operate a hospice agency.

We have home health agencies in the following CON states: Alabama, Arkansas (POA), Georgia, Kentucky, Maryland, Mississippi, North Carolina, South Carolina, Tennessee and West Virginia. We have hospice locations in only one CON state, Tennessee.

In every state where required, our locations possess a license and/or CON or POA issued by the state health authority that determines the local service areas for the home health or hospice agency. States with CON and POA laws place limits on the (1) construction and acquisition of health care facilities and operations and (2) expansion of existing facilities and services. In these states, approvals are required for capital expenditures exceeding amounts above the stated thresholds.

State CON and POA laws generally provide that, prior to the addition of new capacity, the construction of new facilities or the introduction of new services, a designated state health planning agency must determine that a need exists for those beds, facilities or services. The process is intended to promote comprehensive health care planning, assist in providing high-quality health care at the lowest possible cost and avoid unnecessary duplication by ensuring that only those health care facilities and operations that are needed will be built and opened.

Medicare Participation

Approximately 93% of our revenue during 2006, 2005 and 2004 was received from Medicare, and we expect to continue to receive the majority of our revenues from serving Medicare beneficiaries. To participate in the Medicare program and receive Medicare payments, our agencies must comply with regulations promulgated by the Department of Health and Human Services. Among other things, these regulations, known as “conditions of participation,” relate to the type of facility, its personnel and its standards of medical care, as well as its compliance with state and local laws and regulations.

Federal and State Anti-Kickback Laws

As a provider under the Medicare and Medicaid systems, we are subject to the various anti-fraud and abuse laws, including the federal health care programs’ anti-kickback statute and, where applicable, their state law counterparts. These laws prohibit any offer, payment, solicitation or receipt of any form of remuneration to induce or reward the referral of business reimbursable under a federal health care program or in return for the purchase, lease, order, arranging for, or recommendation of items or services covered by any federal health care programs or any health care plans or programs that are funded by the United States government (other than certain federal employee health insurance benefits) and certain state health care programs that receive federal funds under various programs, such as Medicaid. A related law forbids the offer or transfer of any item or service for less than fair market value, or certain waivers of co-payment obligations, to a beneficiary of Medicare or a state health care program that is likely to influence the beneficiary’s selection of health care providers. Violations of the anti-fraud and abuse laws can result in the imposition of substantial civil and criminal penalties and, potentially, exclusion from furnishing services under any federal health care program. In addition, the states in which we operate generally have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers where they are designed to obtain the referral of patients from a particular provider.

Stark Laws

Congress adopted legislation in 1989, known as the “Stark law,” that generally prohibits a physician from ordering clinical laboratory services for a Medicare beneficiary where the entity providing that service has a financial relationship (including direct or indirect ownership or compensation relationships) with the physician (or a member of his/her immediate family), and prohibits such entity from billing for or receiving reimbursement for such services, unless a specified exception is available. Additional legislation, known as “Stark II,” became effective January 1, 1993. That legislation extends the Stark law prohibitions to services under state Medicaid programs and beyond clinical laboratory services to all “designated health services,” including, but not limited to, home health services, durable medical equipment and supplies, parenteral and enteral nutrients, equipment and supplies. Violations of the Stark laws may also trigger civil monetary penalties and program exclusion. Pursuant to Stark II, physicians who are compensated by us are prohibited from seeking reimbursement for designated health services rendered to such patients unless an exception applies. One such exception we use is a safe harbor that allows us to contract with certain physicians at fair market value to provide consulting work to our agencies. Another such exception that we make use of is a safe harbor allowing us to lease office space from certain physicians at fair market value for legitimate and commercially reasonable business purposes. Several of the states in which we conduct business have also enacted statutes similar in scope and purpose to the federal fraud and abuse laws and the Stark laws.

HIPAA

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

Regulations issued pursuant to HIPAA impose ongoing obligations relative to training, monitoring and enforcement and management has implemented processes and procedures to ensure continued compliance with these regulations.

Pursuant to the provisions of HIPAA, covered health care providers are required to be compliant with the regulation’s electronic Health Care Transactions and Code Sets Requirements. In conformity with these federal regulations, we are now capable of transmitting data in the new standard format.

Insurance

We are obligated for certain costs under various insurance programs, including employee health, workers’ compensation and professional liability, and while we maintain various insurance programs to cover these risks, we are self-insured for a substantial portion of our potential claims. We recognize our obligations associated with these costs in the period in which a claim is incurred, including with respect to both reported claims and claims incurred but not reported, up to specified deductible limits. These costs have generally been estimated based on independent actuarial analysis and historical data of our claims experience. Such estimates, and the resulting reserves, are reviewed and updated on a quarterly basis.

We are self-insured for employee health claims up to contractual policy limits. Claims in excess of $150,000 are insured by a third party insurance carrier. As of December 31, 2006, our accrual for both outstanding and incurred but not reported claims was $2.5 million based upon independent actuarial estimates. As of December 31, 2006 our obligations were partially collateralized by deposits of $0.8 million.

We are self-insured for workers’ compensation claims up to $250,000. Claims in excess of $250,000 are insured by a third party insurance carrier. We have elected to either fund our carrier with a letter of credit or a deposit for the purpose of guaranteeing the payment of claims. Our deposits may be depleting or non-depleting. A depleting deposit allows the carrier to draw upon the funds in order to pay the claims. Where we have provided a non-depleting deposit, the carrier invoices us each month for reimbursement of claims that they have paid. Our accrual at December 31, 2006 for both outstanding and incurred but not reported claims, as determined by an independent actuarial estimate, was $8.7 million, of which $3.4 million is included in Other long-term obligations on our consolidated balance sheet. As of December 31, 2006, our obligations were partially collateralized by deposits of $3.2 million and letters of credit of $4.8 million. We maintain insurance coverage with per claim deductible limits of $100,000 with respect to professional liability. As of December 31, 2006 our accrual for both outstanding claims and incurred but not reported claims was $1.2 million based upon actual claims outstanding and actuarial estimates.

In the case of potential liability with respect to employment and other matters where litigation may be involved, or where no insurance coverage is available, our policy is to use advice from both internal and external counsel as to the likelihood and amount of any potential cost. Such estimates, and the resulting reserves, are reviewed and updated on a quarterly basis. We maintained reserves of $0.1 million for all such claims as of December 31, 2006.

The estimate for claims incurred under certain employee-related liabilities has been discounted at the prevailing risk-free rate for government issues of an appropriate duration as of December 31, 2006. All other self-insured liabilities are undiscounted. We maintain directors’ and officers’ insurance with an aggregate annual limit of $15.0 million.

Competition

We compete with local, regional and national home health and hospice providers for referrals based primarily on scope and quality of services, geographic coverage, outcome data and, in selected instances, pricing. The impact of this competition is best determined on a market-by-market basis. Our primary competitors for our home health business are hospital-based home health agencies, local home health agencies and visiting nurse associations. We compete with other home health providers on the basis of availability of personnel, quality and expertise of services and the value and price of services. In addition, there are relatively few barriers to entry in some of the home health and hospice markets in which we operate. We believe our generally favorable competitive position is attributable to our reputation for consistent, high-quality care, comprehensive range of services, state-of-the-art information management systems and widespread service network.

Employees

At December 31, 2006, we had 6,892 employees, of which 5,232 were full-time employees. None of our employees are represented by a collective bargaining agreement. We believe that we have a good relationship with our employees.

Available Information

Our address on the world wide web is http://www.amedisys.com. The information on our website is not a part of this report. Our SEC filings, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and all amendments to those reports are available, free of charge, through our website as soon as reasonably practicable after they are filed with the SEC. Information concerning our corporate governance is also available on our website.

ITEM 1A. RISK	FACTORS

Investing in our common stock involves risk, including the risks we describe below. You should consider carefully the following risks, as well as other information in this filing and the incorporated documents, before investing in our common stock. If any of the following risks occur, our results of operations, financial condition and business could be harmed materially and the trading price of our common stock could decline.

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

Although current Medicare legislation provides for an annual adjustment of the various payment rates based on increases or decreases in the medical care expenditure category of the Consumer Price Index, this adjustment may be less than actual inflation in any given year or could be reduced or eliminated in any given year. In fact, the home health industry received no increase to the Medicare reimbursement rate in 2006.

In November 2006, the Office of the Actuary of the Center for Medicare and Medicaid Services (“CMS”) announced a 3.3% increase to Medicare home health rates for 2007, which will increase the base payment rate to $2,339. In addition, CMS announced the elimination of the 5% rural add on, an additional stipend that we receive for patients in approximately 20% of our markets for episodes beginning after December 31, 2006. Further, 2% of the proposed 3.3% increase is contingent upon home health providers reporting ten clinical quality measures through Outcome and Assessment Information Set (“OASIS”). CMS has collected and published OASIS data since 2003 and has indicated that it is considering using this data to reward providers with superior outcomes. We collect and submit OASIS data for all of our Medicare episodes and believe we provide high-quality services. Based upon a historical trend study evaluating approximately 170,000 episodes during the period October 1, 2005 through September 30, 2006, we believe that the change in the Medicare reimbursement rate will positively impact our Medicare revenues by 1.7% to 1.8% in 2007. We cannot assure you that we will receive Medicare reimbursement rate increases in the future.

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

Each of our home health and hospice agencies must comply with the extensive conditions required of participation in the Medicare program. If any of our agencies fail to meet the Medicare conditions of participation, that agency may receive a notice of deficiency from the applicable state surveyor. If that agency then fails to institute a plan of correction to remediate the deficiency within the correction period provided by the state surveyor, that agency could be terminated from the Medicare program. Any termination of one or more of our home health agencies from the Medicare program for failure to satisfy the program’s conditions of participation could adversely affect our net service revenue and profitability. CMS has announced that it is currently revising the Medicare conditions of participation for home health, with publication expected no earlier than the second half of 2007. We do not know at this time what effect the revisions will have on our operations, and there can be no assurances that the revisions will not negatively affect our profitability.

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

The services we offer involve an inherent risk of professional liability and related substantial damage awards. As of December 31, 2006, we had over 4,500 direct care employees working for our home health agencies and over 275 direct care employees working for our hospice agencies. In addition, we employ direct care workers on a contractual basis. On any given day, the majority of these nurses, therapists and other direct care personnel are driving to and from patients’ homes where they deliver medical and other care. Due to the nature of our business, we and the caregivers who provide services on our behalf may be the subject of medical malpractice claims. These caregivers could be considered our agents, and, as a result, we could be held liable for their medical negligence. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. We maintain malpractice liability insurance and are responsible for amounts in excess of the limits of our coverage.

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

Additionally, our ability to expand operations in a state will depend on our ability to obtain a state license to operate. States may have a limit on the number of licenses they issue. For example, as of December 31, 2006, we operated 11 home health agencies and one hospice agency in Louisiana. Louisiana currently has a moratorium on the issuance of new home health agency licenses through July 1, 2008. We cannot predict whether this moratorium will be extended beyond this date or whether any other states in which we currently operate, or may wish to operate in the future, may adopt a similar moratorium. Our failure to obtain any license, CON or POA could impair our ability to operate or expand our business.

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

For the years ended December 31, 2006, 2005 and 2004, we received 93% of our revenue from Medicare. We generally receive fixed payments from Medicare for our home health services based on the level of care that we provide patients. Consequently, our profitability largely depends upon our ability to manage the cost of providing those services.

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

Our allowance for contractual adjustments and doubtful accounts may not be sufficient to cover uncollectible amounts.

On an ongoing basis, we estimate the amount of Medicare, Medicaid and private insurance receivables that we will not be able to collect. This allows us to calculate the expected loss on our receivables for the period we are reporting. Our allowance for contractual adjustments and doubtful accounts may underestimate actual unpaid receivables for various reasons, including:

•	adverse changes in our estimates as a result of changes in payor mix and related collection rates;

•	inability to collect funds due to missed filing deadlines or inability to prove that timely filings were made;

•	adverse changes in the economy generally exceeding our expectations; or

•	unanticipated changes in reimbursement from Medicare, Medicaid and private insurance companies.

If our allowance for contractual adjustments and doubtful accounts is insufficient to cover losses on our receivables, our business, financial position or results of operations could be materially adversely affected.

Delays in reimbursement may cause liquidity problems.

Our business is characterized by delays in reimbursement from the time we provide services to the time we receive reimbursement or payment for these services. If we have difficulty in obtaining documentation, such as physician orders, information system problems or issues that arise with Medicare or other providers, we may encounter additional delays in our payment cycle. Timing delays may cause working capital shortages. Working capital management, including prompt and diligent billing and collection, is an important factor in achieving our financial results and maintaining liquidity. It is possible that documentation support, system problems, Medicare or other provider issues or industry trends may extend our collection period, adversely impacting our working capital, and that our working capital management procedures may not successfully negate this risk.

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

Our business has grown significantly in size and complexity in recent years. Our internal growth rate for Medicare patient admissions was approximately 13%, 18% and 28% for 2006, 2005 and 2004, respectively. This growth has placed, and will continue to place, significant demands on our management systems, internal controls and financial and professional resources. In addition, we will need to further develop our financial controls and reporting systems to accommodate future growth. This could require us to incur expenses for hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding our information technology infrastructure. Our inability to manage growth effectively could have a material adverse effect on our financial results.

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

We are implementing a new PoC system that includes providing laptop computers to our staff. We anticipate that laptops will be provided to all of our full-time home health visiting clinicians by the later half of 2007. We have installed privacy protection systems and devices on our network and the PoC laptops in an attempt to prevent unauthorized access to information in our database. However, our technology may fail to adequately secure the confidential health information we maintain in our databases and protect it from theft or inadvertent leakage. In such circumstances, we may be held liable to our patients and regulators, which could result in litigation or adverse publicity that could have a material adverse effect on our business. Even if we are not held liable, any resulting negative publicity could harm our business and distract the attention of management.

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

In 1999, we uncovered certain improprieties stemming from the unauthorized conduct of an agency director in an agency we had acquired in Monroe, Louisiana. We self-reported these improprieties to the Office of the Inspector General, or OIG. Following an extensive series of audits, we reached a settlement with the federal government in August 2003, whereby we agreed to repay approximately $1.2 million to the government in three annual payments, the last of which we made in August 2005. As part of the settlement, we also executed a three-year Corporate Integrity Agreement (“CIA”), which required, among other things, that we (1) maintain our training and compliance programs; (2) provide additional, specific training in certain areas; (3) conduct annual, independent audits of the Monroe agency; and (4) make timely disclosure of, and repay, overpayments resulting from any potential fraud or abuse of which we became aware.

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

Prior to the implementation of the PPS on October 1, 2000, we recorded Medicare revenue at the lower of: (1) actual costs, (2) the per-visit cost limit, or (3) a per-beneficiary cost limit on an individual provider basis. We determined ultimate reimbursement upon review of annual cost reports. As of December 31, 2006, we have estimated an aggregate payable to Medicare of $6.1 million, all of which is reflected as a current liability in our consolidated financial statements. The $6.1 million liability has two components: a cost report adjustments reserve ($5.1 million) and PPS payment adjustments reserve ($1.0 million). If actual amounts exceed our reserves, we may incur additional costs that may adversely affect our results of operations.

Cost Report Adjustments Reserve. The recorded $5.1 million cost report adjustments reserve relates to cost report reserves filed prior to the implementation of the PPS. The reserve includes: (1) a $3.1 million obligation of a wholly owned subsidiary that is currently in bankruptcy and which we could be responsible for if the debt of the subsidiary is not discharged in bankruptcy, (2) a balance of $0.1 million, which represents the final payment to settle certain 1999 and 2000 cost reports that will be remitted in the near future and (3) a balance of $1.9 million that reflects our estimate of amounts likely to be assessed by Medicare as overpayments in respect of prior years when Medicare audits of our cost reports through October 2000 are completed. We cannot be sure that we have accurately evaluated this liability and estimated an appropriate reserve.

PPS Payment Adjustments Reserve. The remaining balance of $1.0 million is related to notice from CMS that it intends to seek recovery of overpayments that were made for patients who had, within 14 days of a readmission to home health prior to the expiry of 60 days from the previous admission date at another home health agency, been discharged from inpatient facilities, including hospitals, rehabilitation and skilled nursing units for the periods dating from the implementation of the PPS on October 1, 2000 through particular dates in 2003 and 2004. We cannot be sure that we have accurately evaluated this liability and estimated an appropriate reserve.

If we must write off a significant amount of intangible assets or long-lived assets, our earnings will be negatively impacted.

Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was approximately $213.0 million as of December 31, 2006. If we make additional acquisitions, it is likely that we will record additional intangible assets to our consolidated financial statements. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets of $65.7 million as of December 31, 2006, which we review both on a periodic basis as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination that a significant impairment in value of our unamortized intangible assets or long-lived assets occurs, such determination could require us to write off a substantial portion of our assets. Such a write off would negatively affect our earnings.

We depend on the services of our executive officers and other key employees.

Our success depends upon the continued employment of certain members of our senior management team, including our Chairman and Chief Executive Officer, William F. Borne and our President and Chief Operating Officer, Larry R. Graham.

We maintain key employee life insurance of $4.5 million on Mr. Borne’s life and have entered into employment agreements with Mr. Borne and Mr. Graham.

Our operations could be affected by natural disasters or terrorist acts.

Our corporate office and a substantial number of our agencies are located in the Southeastern United States and the Gulf Coast Region, increasing our exposure to hurricanes and other natural disasters. The occurrence of natural disasters in the markets in which we operate could not only affect the day-to-day operations of our agencies, but could also disrupt our relationships with patients, employees and referral sources located in the affected areas and, in the case of our corporate office, our ability to provide administrative support services, including, for example, billing and collection services. In addition, any episode of care that is not completed due to the impact of a natural disaster will generally result in lower revenue for the episode. For example, in late August and early September 2005, Hurricanes Katrina and Rita impacted our agencies, employees and patients located in Southern Louisiana and Southern Mississippi. To date, only one of our agencies affected by Hurricanes Katrina and Rita, located in Chalmette, Louisiana, has not reopened. Also, for a period of time after the hurricane, other agencies located in the Louisiana Gulf Coast Region operated at lower capacities and our corporate headquarters was adversely impacted as employees domiciled in affected areas recovered from the disaster. We cannot assure you that hurricanes or other natural disasters will not have a material adverse impact on our business, financial condition or results of operations in the future.

In addition, the occurrence of terrorist acts and the erosion to our business caused by such an occurrence, could adversely affect our profitability. In the affected areas, our offices could be forced to close for limited or extended periods of time.

We may be held responsible for some or all of the $4.2 million liability of a bankrupt subsidiary.

We consolidate the net liabilities of Alliance Home Health, Inc., or Alliance, a bankrupt subsidiary that is no longer in operation, in our consolidated financial statements. Alliance was acquired in 1998 and ceased operations in 1999. Alliance filed for Chapter 7 federal bankruptcy protection with the United States Bankruptcy Court in the Northern District of Oklahoma on September 29, 2000. A trustee was appointed for Alliance in 2001.

On January 29, 2007, a federal judge from the United States Bankruptcy Court in the Northern District of Oklahoma (“bankruptcy court”) overseeing the 1998 Chapter 7 federal bankruptcy protection proceedings for Alliance Home Health, Inc. issued an order approving a proposed distribution of funds to creditors. The case is still subject to the issuance of a final closing order, at which time we will be informed of our final obligation, if any. Until such time as the final closing order is issued, we will continue to consolidate the Alliance contingencies that net to a $4.2 million dollar liability.

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

At December 31, 2006, 25,798,723 shares of our common stock were outstanding. There are 64,144 shares of our common stock that may be issued under our 1998 employee stock purchase plan. As of December 31, 2006, 172,583 shares of our common stock were issuable upon the exercise of stock options which were outstanding but not exercisable, 934,648 shares of our common stock were issuable upon the exercise of stock options which were outstanding and exercisable, and 50,667 shares of our common stock were issuable upon the exercise of outstanding warrants. The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public or the perception that substantial sales could occur. These sales also may make it more difficult for us to sell common stock in the future to raise capital.

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

Our Certificate of Incorporation currently authorizes us to issue up to 30,000,000 shares of common stock and 5,000,000 shares of undesignated preferred stock. Our Board of Directors may cause us to issue additional stock to discourage an attempt to obtain control of the Company. For example, shares of stock could be sold to purchasers who might support the Board of Directors in a control contest or to dilute the voting or other rights of a person seeking to obtain control. In addition, the Board of Directors could cause us to issue Preferred Stock entitling holders to:

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

Our corporate headquarters are located in Baton Rouge, Louisiana in a building that we own that consists of approximately 110,000 square feet.

Typically, our home health and hospice agencies are located in leased facilities. Generally, the leases have initial terms of three years, but range from one to six years. Most of the leases contain options to extend the lease period for up to five additional years.

ITEM 3.	LEGAL PROCEEDINGS

Legal Proceedings

We are involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which may not be covered by our insurance. These actions, when finally concluded and determined, will not, in our opinion, have a material adverse effect on our financial position, results of operations or cash flows.

Alliance Home Health, Inc.

Alliance Home Health, Inc. (“Alliance”), one of our wholly owned subsidiaries, was acquired in 1998 and ceased operations in 1999. Alliance filed for Chapter 7 federal bankruptcy protection with the United States Bankruptcy Court in the Northern District of Oklahoma on September 29, 2000. A trustee was appointed for Alliance in 2001.

On January 29, 2007, a federal judge from the United States Bankruptcy Court in the Northern District of Oklahoma (“bankruptcy court”) overseeing the 1998 Chapter 7 federal bankruptcy protection proceedings for Alliance Home Health, Inc. issued an order approving a proposed distribution of funds to creditors. The case is still subject to the issuance of a final closing order, at which time we will be informed of our final obligation, if any. Until such time as the final closing order is issued, we will continue to consolidate the Alliance contingencies that net to a $4.2 million dollar liability.

Corporate Integrity Agreement

In 1999, we uncovered certain improprieties stemming from the unauthorized conduct of an agency director in an agency we had acquired in Monroe, Louisiana. We self-reported these improprieties to the Office of Inspector General (“OIG”) and following an extensive series of audits, reached a settlement with the Federal government in August 2003, whereby we agreed to repay approximately $1.2 million to the government in three annual payments, the last of which we made in August 2005. As part of the settlement, we also executed the Corporate Integrity Agreement (“CIA”), a three-year arrangement which required, among other things, that we (1) maintain our training and compliance programs; (2) provide additional, specific training in certain areas; (3) conduct annual, independent audits of the Monroe agency; and (4) make timely disclosure of, and repay, overpayments resulting from any potential fraud or abuse of which we became aware. The term of the CIA expired on August 11, 2006. Notwithstanding this expiration, we have trailing obligations under the CIA. For example, we are required to submit final annual reports and audits, must grant the OIG inspection and review rights for 120 days post-filing of the final annual report, and must retain records of our compliance with the CIA through August 2010.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders in the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the NASDAQ Global Select Market (“NASDAQ”) since April 2002.

On November 22, 2006, we sold, through a public offering, 3.0 million shares of our common stock at a per common share price of $41.50 (before giving effect for our four-for-three stock split). Our Board of Directors approved a four-for-three split of our common stock, effective November 27, 2006, in the form of a 33 1/3% stock dividend. Each stockholder of record at the close of business on November 27, 2006, received one additional share for every three outstanding shares held. Any fractional shares resulting from the stock split were rounded up such that one whole share of common stock was delivered to any stockholder of record in lieu of a fractional share.

The following table sets forth the range of high and low sales prices for our common stock, as adjusted for the four-for-three split of our common stock, for the periods indicated as reported on NASDAQ:

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2006:
First Quarter	$35.25	$22.85
Second Quarter	29.86	24.05
Third Quarter	31.97	25.80
Fourth Quarter	33.68	28.61

Year Ended December 31, 2005:
First Quarter	$25.94	$20.15
Second Quarter	28.22	21.08
Third Quarter	33.32	26.58
Fourth Quarter	35.74	24.64

Holders. As of February 7, 2007, there were approximately 680 holders of record of our common stock.

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

Equity Compensation Plan Information:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security stockholders	1,157,898	$16.05	1,889,487

We do not maintain any equity compensation plans that were not approved by our stockholders.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data presented below is derived from audited financial statements for each of the years ended December 31, 2002 through December 31, 2006. It should be read in conjunction with the consolidated financial statements and related notes attached hereto, the information set forth under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial information that is included as a part of this filing.

	2006	2005	2004	2003	2002
	(Amounts in thousands, except per share data)
Statement of Operations Data:
Net service revenue	$541,148	$381,558	$227,089	$142,473	$129,424
Cost of service revenue, excluding depreciation and amortization	235,458	163,032	96,078	58,554	58,244
General and administrative expenses, excluding depreciation and amortization	229,928	161,451	93,507	66,509	61,753
Depreciation and amortization	10,106	6,973	4,126	3,072	2,947

Operating income	65,656	50,102	33,378	14,338	6,480
Other expense, net	(3,759)	(1,362)	(19)	(711)	(9,013)
Income tax (expense) benefit	(23,642)	(18,638)	(12,855)	(5,220)	3,285

Income from continuing operations	$38,255	$30,102	$20,504	$8,407	$752

Income from continuing operations per diluted share (1)	$1.72	$1.41	$1.14	$0.63	$0.06

(1) All years presented have been adjusted to reflect our four-for-three stock split that became effective November 2006.
	2006	2005	2004	2003	2002
	(Amounts in thousands)
Balance Sheet Data:
Total current assets	$179,205	$92,340	$118,890	$49,596	$23,223
Total assets	463,756	339,997	199,733	92,473	58,959
Total current liabilities	81,918	96,738	41,976	34,018	31,755
Total long-term obligations	17,831	50,660	9,284	7,056	10,241
Total stockholders’ equity	364,007	192,599	148,473	51,399	16,963

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited consolidated financial statements and the related notes included elsewhere in this Report and with the Risk Factors. The discussion contains forward-looking statements that involve risks and uncertainties. For a detailed discussion on this topic, refer to our opening comments at the beginning of this Form 10-K.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, collectibility of accounts receivable, reserves related to insurance and litigation, intangible assets and contingencies. We base these estimates on our historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may vary from these estimates under different assumptions or conditions.

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

Revenues

We earn revenues through our home health and hospice agencies by providing a variety of services in the homes of our patients. We are dependent on reimbursement from Medicare for a significant portion of our revenues. We derived approximately 93% of our net service revenue from the Medicare system and the remaining 7% from Medicaid, private insurance companies and private payors for each of the years ended December 31, 2006, 2005 and 2004.

Medicare Revenue Recognition

On October 1, 2000, Medicare began paying home health providers at fixed, predetermined rates for services and supplies bundled into 60-day episodes of home health care. An episode of home health care spans a 60-day period, starting with the first day a billable visit is furnished to a Medicare beneficiary and ending 60 days later. If a patient is still in treatment on the 60th day, a new episode begins on the 61st day regardless of whether a billable visit is rendered on that day and ends 60 days later. The first day of a consecutive episode, therefore, is not necessarily the new episode’s first billable visit. A base episode payment is established by the Medicare Program through federal legislation for all episodes of care, as follows:

Period	Base episode payment (1)
October 1, 2003 through March 31, 2004	$2,231
April 1, 2004 through December 31, 2004	2,213
January 1, 2005 through December 31, 2006 (2)	2,264
January 1, 2007 through December 31, 2007	2,339

(1)	The actual episode payment rates, as presented in the table, vary depending on the home health resource groups (“HHRGs”) to which Medicare patients are assigned and the per episode payment is typically reduced or increased by such factors as the patient’s clinical, functional, and services utilization characteristics.
(2)	As further described in Recent Developments, on November 9, 2006, CMS announced a 3.3% increase to Medicare home health rates for episodes ending on or after January 1, 2007 and before January 1, 2008. Our episodes that began prior to December 31, 2006 but will not conclude until subsequent to December 31, 2006 will be reimbursed at the rate in effect for 2007.

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

Revenue recognition for episodes in progress is estimated based upon historical trends. We continuously compare the estimated Medicare reimbursement amounts recorded to the actual Medicare reimbursement received. Historically, any difference between estimated amounts recorded and actual amounts received from Medicare has been immaterial. Management believes based on information available and our judgment that changes to one or more of the factors that impact the accounting estimate, which are reasonably likely to occur from period to period, will not materially impact our reported financial results, our liquidity or our future financial results.

Deferred revenue of approximately $26.1 million and $26.9 million relating to the Medicare PPS program was included as a reduction to our accounts receivable in the consolidated balance sheets as of December 31, 2006 and December 31, 2005, respectively, since only a nominal amount of deferred revenue represents cash collected in advance of providing services.

Hospice Revenue Recognition

Hospice services are generally billed to Medicare weekly for discharged patients and monthly for ongoing care. Each hospice provider is subject to payment caps for inpatient services, and the cap is based on inpatient days that cannot exceed 20% of all Medicare hospice days.

Overall Medicare reimbursement is also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of each hospice cap period. On a monthly and quarterly basis, we estimate our potential cap exposure using information available for both inpatient day limits as well as per beneficiary cap amounts. The total cap amount for each provider is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory amount that is indexed for inflation. The per beneficiary cap amount was $20,585 for the twelve month period ending October 31, 2006. In August 2006, CMS announced a 3.4% rate increase for the twelve-month period beginning November 1, 2006. Any amounts received in excess of the beneficiary cap must be refunded to Medicare within fifteen days.

We have settled all years through October 31, 2005 without exceeding any of the cap limits and believe that, based upon our calculations and historical experience, we have not exceeded any of the cap limits and will have no amounts due the fiscal intermediary for the cap period ending October 31, 2006, which is expected to be settled in mid-2007.

Management believes that changes to one or more of the factors that impact the accounting estimate for hospice revenue, which are reasonably likely to occur from period to period, will not materially impact our reported financial results, our liquidity or our future financial results.

Medicaid Revenue Recognition

Medicaid, a program jointly funded by federal, state, and local governmental health care programs, is designed to pay for certain health care and medical services provided to low income individuals without regard to age. Revenue is recognized ratably over the period in which services are provided.

Private Insurance Companies and Private Payor Revenue Recognition

We have entered into agreements with third party payors that provide payments for services rendered at amounts different from established rates. Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established rates or estimated reimbursement rates, as applicable. Allowances and contractual adjustments are recorded for the difference between the established rates and the amounts estimated to be payable by third parties and are deducted from gross revenue to determine net service revenue. Net service revenue is the estimated net amounts realizable from patients, third party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements. Revenue is recorded as services are rendered and is based upon discounts from established rates. We receive less than one percent of our net revenues from patients who are either self-insured or are obligated for an insurance co-payment.

Collectibility of Accounts Receivable

In the year ended December 31, 2006, our accounts receivable increased, net of the allowance for doubtful accounts, from $68.1 million at December 31, 2005 to $74.9 million, and days revenue outstanding decreased from 62.3 days at December 31, 2005 to 52.9 days. The improvement in days revenue outstanding was due primarily to the collection of $5.1 million in Medicare payments that had been delayed due to pending Changes of Ownership requirements related to acquired businesses and the write-off of approximately $13.8 million in uncollectible accounts that was fully reserved in the allowance for doubtful accounts. This was partially offset by collection efforts related to hospice reimbursement, which is now a larger portion of our outstanding accounts receivable and is generally subject to slower cash collections in comparison to our home health agencies.

The following schedule details our accounts receivable by payor class, aged based upon initial date of service:

	Current	31-60	61-90	91-120	Over 120	Total
	(Amounts in thousands)
December 31, 2006 (1)
Medicare	$4,155	$21,941	$15,708	$6,678	$13,377	$61,859
Medicaid	1,433	1,588	797	516	2,377	6,711
Private	1,884	2,451	2,280	1,513	8,101	16,229

Total	$7,472	$25,980	$18,785	$8,707	$23,855	84,799

Allowance for doubtful accounts						(9,870)

Net accounts receivable						$74,929

Days revenue outstanding (2)						52.9

December 31, 2005 (1)
Medicare	$10,112	$17,894	$11,541	$5,581	$11,608	$56,736
Medicaid	1,528	1,467	1,468	746	2,433	7,642
Private	3,537	1,284	1,222	1,090	9,015	16,148

Total	$15,177	$20,645	$14,231	$7,417	$23,056	80,526

Allowance for doubtful accounts						(12,387)

Net accounts receivable						$68,139

Days revenue outstanding (2)						62.3

(1)	Accounts receivable includes final unbilled amounts of $24.9 million and $15.0 million as of December 31, 2006 and December 31, 2005, respectively, that have been aged based upon initial service date.
(2)	Due to our significant acquisitions and our internal growth, our calculation for days revenue outstanding is derived by dividing the ending gross accounts receivable, net of contractual allowances, at December 31, 2006 and 2005 by the average daily net patient revenues for the three-month periods ended December 31, 2006 and 2005, respectively.

The process for estimating the ultimate realization of accounts receivable involves judgment, with the greatest subjectivity relating to non-Medicare accounts receivable. Our collection process begins with a concerted effort to ensure that our billings are accurate.

Medicare

We derive approximately 93% of our net service revenue from Medicare. Our pre-billing process includes an electronic Medicare claim review referred to as a scrubber to improve the quality of filed claims data in an effort to reduce the volume of collection effort on these accounts. A portion of the estimated Medicare prospective payment system reimbursement from each submitted home health episode is received in the form of a request for accelerated payment (“RAP”). We submit a RAP for 60% of the estimated reimbursement for the initial episode at the start of care. The full amount of the episode is billed after the episode has been completed (“final billed”). The RAP received for that particular episode is deducted from the final payment. If a final bill is not submitted within the greater of 120 days from the start of the episode, or 60 days from the date the RAP was paid, any RAPs received for that episode will be recouped by Medicare from any other claims in process for that particular provider. The RAP and final claim must then be re-submitted. For any subsequent episodes of care contiguous with the first episode for a particular patient, we submit a RAP for 50% instead of 60% of the estimated reimbursement. Final payments from Medicare may reflect one of five retroactive adjustments: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider before completing the episode; (d) a change-in-condition adjustment if the patient’s medical status changes significantly, resulting in the need for more or less care; or (e) a payment adjustment based upon the level of therapy services required in the population base. Management estimates the impact of these payment adjustments based on historical experience and records this estimate during the period that the services are rendered as a contractual adjustment to revenue. As such, we believe that the amount that is reflected in our accounts receivable accurately represents the amount that we believe will be reimbursed by Medicare.

Non-Medicare

We derive approximately 7% of our net service revenue from non-Medicare providers. Non-Medicare accounts are billed based upon payor requirements and include multiple third party payors. We routinely perform pre-billing reviews to improve the quality of filed claims and in 2006 purchased and are in the process of implementing new software to assist us in improving the quality of electronically submitted claims. To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. Our review and evaluation of our non-Medicare accounts includes a detailed review of outstanding balances and special consideration to concentrations of receivables from particular payors or groups of payors with similar characteristics that would subject us to any significant credit risk. Where such groups have been identified, we have given special consideration to both the billing methodology and our evaluation of the ultimate collectibility of such accounts. In addition, the amount of the provision for bad debts is based upon our assessment of historical and expected net collections, business and economic conditions, trends in reimbursement and an evaluation of collectibility based upon the date that the service was provided. Uncollectible accounts are written off when we have determined the account will not be collected. As of December 31, 2006, our provision for uncollectible accounts was $9.9 million. Based upon our best judgment, we believe that this amount adequately provides for accounts that will not be collected.

Insurance

We are obligated for certain costs under various insurance programs, including employee health, workers’ compensation and professional liability, and while we maintain various insurance programs to cover these risks, we are self-insured for a substantial portion of our potential claims. We recognize our obligations associated with these costs in the period in which a claim is incurred, including with respect to both reported claims and claims incurred but not reported, up to specified deductible limits. These costs have generally been estimated based on independent actuarial analysis and historical data of our claims experience. Such estimates, and the resulting reserves, are reviewed and updated on a quarterly basis.

We are self-insured for employee health claims up to contractual policy limits. Claims in excess of $150,000 are insured by a third party insurance carrier. As of both December 31, 2006 and 2005, our accrual for both outstanding and incurred but not reported claims was $2.5 million based upon independent actuarial estimates. As of December 31, 2006 our obligations were partially collateralized by deposits of $0.8 million.

We are self-insured for workers’ compensation claims up to $250,000. Claims in excess of $250,000 are insured by a third party insurance carrier. We have elected to either fund our carrier with a letter of credit or a deposit for the purpose of guaranteeing the payment of claims. Our deposits may be depleting or non-depleting. A depleting deposit allows the carrier to draw upon the funds in order to pay the claims. Where we have provided a non-depleting deposit, the carrier invoices us each month for reimbursement of claims that they have paid. As of December 31, 2006 and 2005, our accrual for both outstanding and incurred but not reported claims as determined by an independent actuarial estimate was $8.7 million and $8.4 million, respectively, which $3.4 million and $3.2 million, respectively, is included in Other long-term obligations on our consolidated balance sheet. As of December 31, 2006 and 2005, our obligations were partially collateralized by deposits with the carriers net of claims already paid of $3.2 million and $9.0 million, respectively and outstanding letters of credit totaled $4.8 million and $0.1 million, respectively.

We maintain insurance coverage with per claim deductible limits of $100,000 with respect to professional liability. As of December 31, 2006 and 2005 our accrual for both outstanding claims and incurred but not reported claims was $1.2 million and $1.5 million, respectively, based upon actual claims outstanding and actuarial estimates.

In the case of potential liability with respect to employment and other matters where litigation may be involved, or where no insurance coverage is available, our policy is to use advice from both internal and external counsel as to the likelihood and amount of any potential cost. Such estimates, and the resulting reserves, are reviewed and updated on a quarterly basis. We maintained reserves of $0.1 million and $0.8 million for all such claims as of December 31, 2006 and 2005, respectively.

The estimate for claims incurred under certain employee-related liabilities has been discounted at the prevailing risk-free rate for government issues of an appropriate duration as of December 31, 2006. All other self-insured liabilities are undiscounted. We maintain directors’ and officers’ insurance with an aggregate annual limit of $15.0 million.

While we believe that our present insurance coverage and reserves are sufficient to cover currently estimated exposures, there can be no assurance that we will not incur liabilities in excess of recorded reserves or in excess of our insurance limits.

Goodwill and Other Intangible Assets

We perform impairment tests of goodwill and indefinite lived assets as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The impairment analysis requires numerous subjective assumptions and estimates to determine fair value of the respective reporting units as required by SFAS No. 142. We completed our annual impairment review as of October 31, 2006 with the assistance of an independent national valuation firm and determined that no impairment charge was required for our recorded goodwill. Depending on changes in Medicare reimbursement, admissions volume and other factors, we may be required to recognize impairment charges in the future.

Income Taxes

We use the asset and liability approach for measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Our deferred tax calculation requires us to make certain estimates about future operations. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date. As of December 31, 2006 and 2005, our net deferred tax liabilities were $22.4 million and $7.7 million, respectively, representing an increase of $14.7 million. The increase was primarily related to an increase of $6.5 million related to revenue tax timing differences, an increase of $5.5 million to the deferred tax liability related to property and equipment as a result of accelerated depreciation pursuant to the Gulf Opportunity Zone Act of 2005, and $3.8 million in additional amortization of tax basis goodwill.

Medicare Settlement Issues

Prior to October 1, 2000, reimbursement of Medicare home care services was based on reasonable, allowable costs incurred in providing services to eligible beneficiaries subject to both per visit and per beneficiary limits in accordance with the Interim Payment System established through the Balanced Budget Act of 1997. These costs were reported in annual cost reports that were filed with CMS and were subject to audit by the fiscal intermediary engaged by CMS. The fiscal intermediary has not finalized its audit of the fiscal 2000 cost reports. Furthermore, settled cost reports relating to certain years prior to fiscal 2000 could be subject to reopening of the audit process by the fiscal intermediary. Included in our reserves is a Medicare settlement obligation of a wholly owned subsidiary that is currently in bankruptcy, and it is not clear whether we will have any responsibility for that amount if the debt of the subsidiary is discharged in bankruptcy. Although we believe that established reserves are sufficient, it is possible that adjustments resulting from such audits and the final resolution of our potential obligation related to the bankruptcy could result in adjustments to our consolidated financial statements that are different from our established reserves.

New Accounting Pronouncements

In October 2006, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 123(R)-5, Amendment of FASB Staff Position 123(R)-1 (“FSP 123(R)-5”). FSP 123(R)-5, which amends FSP 123(R)-1, addresses instruments originally issued as employee compensation and later modified solely to reflect an equity restructuring that occurs when the holders are no longer employees. In that situation, no change in the recognition or measurement (due to change in classification) of those instruments will result if (i) there is no increase in the fair value of the award, or an antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (ii) all holders of the same class of equity instruments are treated in the same manner. The guidance in FSP 123(R)-5 is to be applied in the first reporting period beginning after October 15, 2006 with early adoption allowed for periods for which financial statements have not been issued. We do not believe that the application of this guidance will have a material effect on our consolidated financial statements.

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) adopted Staff Accounting Bulletin No. 108 (“SAB 108”), which expresses the SEC’s staff views on the process of quantifying financial statement misstatements. SAB 108 requires that registrants consider evaluating errors under both the “rollover” and “iron curtain” approaches to determine if such errors are material, thus requiring a restatement to prior period financial statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006 and allowed the registrant to avoid restating prior period financial statements for such errors that are governed by SAB 108 if the registrant properly disclosed such errors in its financial statement during the period of adoption. We adopted this new standard as of December 31, 2006 and it did not have an impact on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of this new standard and has not concluded its analysis on the impact to the Company’s consolidated financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). This Statement is effective for fiscal years beginning after December 15, 2006, and thus will be adopted during the first quarter of 2007. FIN 48 provides a two-step approach to recognize and measure tax benefits when the benefits’ realization is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized. Income tax benefits should be recognized when, based on the technical merits of a tax position, the entity believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e. a probability of greater than 50 percent) that the tax position would be sustained as filed. If a position is determined to be more likely than not of being sustained, the reporting enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to beginning retained earnings. We have assessed the effect of the adoption of FIN 48 and have concluded that the effect of the adoption will not have a material impact on our consolidated financial statements.

Overview

We are a multi-state provider of home health and hospice services. As of December 31, 2006, we operated 261 Medicare-certified home health agencies and 14 Medicare-certified hospice agencies in 19 states primarily located in the Southern and Southeastern United States. We are highly dependent on our relationship with Medicare and a material portion of our business is subject to the government regulation of Medicare. We derived approximately 93% of our net service revenue from the Medicare system and the remaining 7% from Medicaid, private insurance companies and private payors for each of the years ended December 31, 2006, 2005, and 2004.

Our operating results for the years presented are not comparable primarily due to our rapid growth. We added 55 home health and hospice agencies in 2006 through internal growth and acquisition and added 111 home health and hospice agencies in 2005 through internal growth and acquisition. We summarize our acquisitions for 2006 in Recent Developments and summarize our 2005 acquisitions in Note 2 to our consolidated financial statements.

Recent Developments

On October 24, 2006, our Board of Directors declared a four-for-three split of our common stock, effective November 27, 2006, in the form of a 33 1/3% stock dividend. Each stockholder of record at the close of business on November 27, 2006, received one additional share for every three outstanding shares held on the record date.

On November 9, 2006, CMS announced a 3.3% increase to Medicare home health rates for episodes ending on or after January 1, 2007 and before January 1, 2008, which will increase the base payment rate to $2,339. In addition, CMS announced the elimination of the 5% rural add on, an additional stipend that we receive for patients in approximately 20% of our markets for episodes beginning after December 31, 2006. Further, 2% of the proposed 3.3% increase is contingent upon home health providers reporting ten clinical quality measures through Outcome and Assessment Information Set (“OASIS”). CMS has collected and published OASIS data since 2003 and has indicated that it is considering using this data to reward providers with superior outcomes. We collect and submit OASIS data for all of our Medicare episodes and believe we provide high-quality services. Based upon a historical trend study evaluating approximately 170,000 episodes during the period October 1, 2005 through September 30, 2006, we believe that the change in the Medicare reimbursement rate will positively impact our Medicare revenues by 1.7% to 1.8% in 2007.

On November 22, 2006, we sold, through a public offering, 3.0 million shares of our common stock at a per common share price of $41.50 (before giving effect for our four-for-three stock split). Our net proceeds from this offering were approximately $118.0 million, after deducting estimated underwriting discounts and offering expenses of approximately $6.5 million. We used $43.1 million of the proceeds to pay in full and terminate the term loan portion of our senior credit facility with Wachovia Bank, N.A (“Wachovia”). We plan to use the remaining proceeds for general corporate purposes, including working capital and possible acquisitions. In conjunction with this event, we expensed $1.0 million in unamortized deferred financing fees.

On December 20, 2006, we terminated our revolving credit facility with Wachovia that consisted of a $25.0 million revolving credit facility and up to $5.0 million in letters of credit. We incurred no penalties as a result of the termination. As of the date of termination, we had $4.8 million in letters of credit outstanding and had no amount borrowed against the revolving credit facility. Upon termination of the credit facility, we entered into a separate agreement with Wachovia to retain our letters of credit. In conjunction with this event, we expensed $0.3 million in unamortized deferred financing fees.

We added 17 home health agencies through a series of acquisitions in 2006. We also opened 36 new home health agencies and 2 new hospice agencies. We refer to the opening of new locations as start-ups. Each of the following acquisitions was completed in order to pursue our strategy of achieving market prominence in the Southern and Southeastern United States by expanding our service base and enhancing our position in certain geographic areas as a leading provider of home health services. The purchase price of each acquisition was determined based on our analysis of comparable acquisitions and expected cash flows. Goodwill generated from the acquisitions was recognized given the expected contributions of each acquisition to the overall corporate strategy. Each of the acquisitions completed was accounted for as a purchase and is included in our financial statements from the respective acquisition date.

Summary of 2006 Acquisitions

On November 1, 2006, we acquired certain assets and certain liabilities of a home health agency in Arizona for approximately $2.0 million. In connection with this acquisition, we recorded substantially the entire purchase price as goodwill ($1.9 million) and other intangibles ($0.1 million).

On October 1, 2006, we acquired certain assets and certain liabilities of two home health agencies in Missouri for approximately $2.9 million and one home health agency in Ohio for approximately $0.2 million. In connection with these acquisitions, we recorded substantially the entire purchase price as goodwill ($2.8 million) and other intangibles ($0.3 million).

On August 8, 2006, we acquired certain assets and certain liabilities of a home health agency in North Carolina for a total cash purchase price of $1.5 million. In connection with this acquisition, we recorded substantially the entire purchase price as goodwill ($1.3 million) and other intangibles ($0.2 million).

On June 1, 2006, we acquired certain assets and certain liabilities of three home health agencies in West Virginia for a total purchase price of $3.3 million, which was recorded as goodwill ($2.6 million) and other intangible assets ($0.7 million).

On April 1, 2006, we acquired certain assets and certain liabilities of one home health agency in South Carolina for a total purchase price of $3.2 million. We recorded substantially the entire purchase price as goodwill ($2.8 million) and other intangibles ($0.4 million).

On February 1, 2006, we acquired the certificate of need (“CON”) of a single home health agency in South Carolina for a total purchase price of $0.2 million. On January 5, 2006, we acquired certain assets of seven home health agencies in central Oklahoma for a total purchase price of $2.7 million. On January 5, 2006, we also acquired certain assets of an Oklahoma-based therapy-staffing agency for a total purchase price of $2.5 million. In connection with these acquisitions, we recorded substantially the total aggregated purchase price as goodwill ($4.8 million) and other intangibles ($0.2 million).

Results of Operations

Years Ended December 31, 2006 and 2005

Net Service Revenue

We are dependent on Medicare for a significant portion of our revenue. Approximately 93% of our net service revenue for each of the years ended December 31, 2006 and 2005, was derived from Medicare.

The following table summarizes our net service revenue growth (Amounts in millions):

	Year ended December 31, 2005	Year ended December 31, 2006
		Base/Start-ups	Acquisitions	Total
Medicare revenue:
Home health agencies	$335.0	$412.2	$57.4	$469.6
Hospice agencies	19.1	20.5	12.3	32.8

	354.1	432.7	69.7	502.4

Non-Medicare revenue:
Home health agencies	25.2	29.6	5.8	35.4
Hospice agencies	2.3	2.1	1.2	3.3

	27.5	31.7	7.0	38.7

Total revenue:
Home health agencies	360.2	441.8	63.2	505.0
Hospice agencies	21.4	22.6	13.5	36.1

	$381.6	$464.4	$76.7	$541.1

Our net service revenue increased $159.5 million, primarily as a result of our internal growth and acquisitions. Internal growth from our base business, inclusive of start-ups, increased $82.8 million, primarily as a result of increased admissions. In addition, our acquisitions, as detailed in Note 2 to our consolidated financial statements, added $76.7 million in revenue.

The following table summarizes our growth in home health patient admissions:

	Year ended December 31, 2005	Year ended December 31, 2006
		Base/Start-ups	Acquisitions	Total
Admissions:
Medicare	80,708	90,899	14,840	105,739
Non-Medicare	18,934	22,422	2,885	25,307

	99,642	113,321	17,725	131,046

Cost of Service

Our cost of service consists of salaries and related payroll tax expenses, transportation expenses (primarily reimbursed mileage), and supplies and services expenses (including payments to contract therapists) associated with our direct care employees in our agencies. The following summarizes our visit and cost per visit information (Amounts in millions):

	Year ended December 31, 2005	Year ended December 31, 2006
		Base/Start-ups	Acquisitions	Total
Cost of service, excluding depreciation and amortization:
Home health	$151.2	$187.4	$28.1	$215.5
Hospice	11.8	19.9	0.1	20.0

Total	$163.0	$207.3	$28.2	$235.5

Home health:
Visits during the period:
Medicare	2,089,524	2,670,742	348,364	3,019,106
Non-Medicare	275,363	352,182	66,593	418,775

Total	2,364,887	3,022,924	414,957	3,437,881

Home health cost per visit (1)	$63.94	$61.99	$67.72	$62.68

(1)	We calculate home health cost per visit as home health cost of service divided by total home health visits during the period.

Of the $72.5 million increase in cost of service, $28.2 million related to acquisitions. The remaining $44.3 million was primarily related to admission and visit growth with increases of $41.9 million in labor, taxes and benefits and $2.7 million in travel, which was slightly offset by a $0.3 million decrease in supplies. Typically, our acquisitions take up to 18 to 24 months to reach the labor efficiencies of existing operations.

General and Administrative Expenses

Our general and administrative expenses include salaries and related payroll tax expenses for all non-direct care employees, benefits expense and non-cash compensation for all employees, rent and utilities, supplies and services, deprecation and amortization and our provision for bad debts. General and administrative salaries, taxes and benefits was $133.3 million for the year ended December 31, 2006 as compared to $93.1 million during the year ended December 31, 2005, representing an increase of $40.2 million. This increase is primarily attributable to increased personnel costs of $23.4 million related to additional agency administrative staff necessitated by our internal growth and acquisitions and an increase of $16.8 million in our corporate administrative staff including a $7.6 million increase in the cost of providing health insurance and other benefits.

Non-cash compensation expense was $2.6 million in the year ended December 31, 2006 as compared to $0.4 million during the year ended December 31, 2005, representing an increase of $2.2 million. This increase is primarily attributable to costs associated with our adoption of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) under the modified prospective method. The adoption of SFAS No. 123(R) requires the recognition of stock-based compensation related to stock options in our results of operations for 2006, as compared to the same period of 2005 when we accounted for this stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”). As of December 31, 2006, there was $1.0 million of unrecognized compensation costs related to stock option payments which is expected to be recognized over a weighted-average period of 1.8 years and $2.1 million of unrecognized compensation costs related to unvested stock payments which is expected to be recognized over a weighted average period of 3.8 years. No stock option shares were awarded during the year ended December 31, 2006.

Other general and administrative expenses were $94.1 million in the year ended December 31, 2006 as compared to $68.0 million during the year ended December 31, 2005, representing an increase of $26.1 million. The increase was primarily attributable to an increase of $6.3 million in bad debt expense that was growth related and included the impact of billing and collections for patients initially admitted as Medicare and later determined to be covered by other insurance carriers including HMO Advantage programs; growth-related increases of $5.0 million in contract services, $3.5 million in supplies, $2.9 million in travel and $8.3 million in rent and utilities.

Depreciation and Amortization

Depreciation and amortization increased to $10.1 million in the year ended December 31, 2006 from $7.0 million during the year ended December 31, 2005, representing an increase of $3.1 million and, with the exception of $0.6 million of accelerated depreciation that related to our former corporate headquarters, is primarily growth related.

Other Expense, Net

Other expense was $3.8 million in the year ended December 31, 2006 as compared to $1.4 million during the year ended December 31, 2005, representing an increase of $2.4 million and is primarily attributable to the amounts of cash and debt outstanding during each of the years and the expensing of $1.3 million in deferred financing fees on our outstanding debt that was repaid. In July 2005, we entered into a $75.0 million senior credit facility primarily to finance our acquisition activities that included a $50.0 million term loan and a $25.0 million revolver. We paid in full and terminated our senior credit facility in November 2006 in conjunction with the issuance of 3.0 million shares of our common stock (prior to giving consideration to our four-for-three stock split). As of December 31, 2006, we owed $5.3 million that consisted of promissory notes and capital leases and as of December 31, 2005, owed $53.2 million that consisted of our senior credit facility, promissory notes and capital leases.

Income Tax Expense

Income tax expense was $23.6 million in the year ended December 31, 2006 as compared to $18.6 million during the year ended December 31, 2005, representing an increase of $5.0 million, and is primarily attributable to an increase in income before taxes and a decrease in the estimated income tax rate. Our income before taxes and estimated income tax rate was $61.9 million and 38.20% for the year ended December 31, 2006 and $48.7 million and 38.24% for the year ended December 31, 2005.

Years Ended December 31, 2005 and 2004

We added, after giving consideration to the merger of existing locations, a net total of 75 home health agencies and 9 hospice agencies through a series of acquisitions in 2005. We also opened 25 new home health agencies and 2 new hospice agencies. As of December 31, 2005, we operated 208 Medicare-certified home health agencies and 13 Medicare-certified hospice agencies in 16 states primarily located in the Southern and Southeastern United States.

Our operating results for the years presented may not appear comparable primarily as a result of our rapid growth.

Net Service Revenue

We are dependent on Medicare for a significant portion of our revenue. Approximately 93% of our net service revenue for each of the years ended December 31, 2005 and 2004 was derived from Medicare.

The following table summarizes our net service revenue growth (Amounts in millions):

	Year ended December 31, 2004	Year ended December 31, 2005
		Base/Start-ups	Acquisitions	Total
Medicare revenue:
Home health agencies	$207.4	$274.9	$60.1	$335.0
Hospice agencies	3.0	5.7	13.4	19.1

	210.4	280.6	73.5	354.1

Non-Medicare revenue:
Home health agencies	15.7	15.2	10.0	25.2
Hospice agencies	1.0	1.0	1.3	2.3

	16.7	16.2	11.3	27.5

Total revenue:
Home health agencies	223.1	290.1	70.1	360.2
Hospice agencies	4.0	6.7	14.7	21.4

	$227.1	$296.8	$84.8	$381.6

Our net service revenue increased $154.5 million primarily as a result of our internal growth and acquisitions. Our internal growth from our base business, inclusive of start-ups, increased $69.7 million, primarily as a result of increased admissions. In addition, our acquisitions, as detailed in Note 2 to our consolidated financial statements, added $84.8 million in revenue.

The following table summarizes our growth in home health patient admissions:

	Year ended December 31, 2004	Year ended December 31, 2005
		Base/Start-ups	Acquisitions	Total
Admissions:
Medicare	51,400	60,867	19,841	80,708
Non-Medicare	10,300	10,701	8,233	18,934

	61,700	71,568	28,074	99,642

Cost of Service

Our cost of service consists of salaries and related payroll tax expenses, transportation expenses (primarily reimbursed mileage), and supplies and services expenses (including payments to contract therapists) associated with our direct care employees in our agencies. The following summarizes our visit and cost per visit information (Amounts in millions):

	Year ended December 31, 2004	Year ended December 31, 2005
		Base/Start-ups	Acquisitions	Total
Cost of service, excluding depreciation and amortization:
Home health	$93.0	$116.3	$34.9	$151.2
Hospice	3.1	4.3	7.5	11.8

Total	$96.1	$120.6	$42.4	$163.0

Home health:
Visits during the period:
Medicare	1,349,936	1,749,168	340,356	2,089,524
Non-Medicare	164,064	171,167	104,196	275,363

Total	1,514,000	1,920,335	444,552	2,364,887

Home health cost per visit (1)	$61.43	$60.56	$78.51	$63.94

(1)	We calculate home health cost per visit as home health cost of service divided by total home health visits during the period.

Cost of service revenue for the year ended December 31, 2005 increased by $66.9 million as compared to the same period in 2004. Of this increase, $8.7 million is attributable to the hospice business. The balance of the increase, $58.2 million, is attributable to an increase of approximately 0.9 million home health visits in 2005 to a total of approximately 2.4 million, representing a 55.9% increase over the prior year, and by a 4.1% increase in the cost per visit. The 4.1% increase in the cost per visit is attributable to higher rates of pay and benefits for visiting staff, including those at the acquired locations. Typically, our acquisitions take up to 18 to 24 months to reach the labor efficiencies of existing operations.

Excluding the hospice business, cost of service revenue as a percent of net service revenue, increased approximately 0.1%, in large part due to the increased cost per visit as described above.

General and Administrative Expenses, Depreciation and Amortization, and Non-Cash Compensation

Our general and administrative expenses include salaries and related payroll tax expenses for all non-direct care employees, benefits expense and non-cash compensation for all employees, rent and utilities, supplies and services, deprecation and amortization and our provision for bad debts.General and administrative expenses, inclusive of depreciation and amortization and non-cash compensation, was $168.4 million for the year ended December 31, 2005 as compared to $97.6 million during the year ended December 31, 2004, representing an increase of $70.8 million. This increase is primarily attributable to $35.6 million of general and administrative expenses incurred by our acquisitions finalized since January 1, 2005. The remaining balance of $35.2 million includes: increased personnel costs of $14.9 million related to additional operational and corporate staff necessitated by our internal growth and acquisitions; other increases of $7.8 million, including increases with respect to supplies, rent, and professional fees; a $2.4 million increase in depreciation and amortization, primarily as a result of higher amortization associated with intangible assets attributable to the acquisitions; and an increase in travel and related costs of $5.5 million, particularly with respect to operational and corporate training meetings and new employee orientation sessions undertaken for all employees. Non-cash compensation expense was $0.4 million in the year ended December 31, 2005 as compared to $31,000 during the year ended December 31, 2004, representing an increase of $0.4 million and related primarily to the number of options that we issued in each of the years. Depreciation and amortization increased to $7.0 million in the year ended December 31, 2005 from $4.1 million during the year ended December 31, 2004, representing an increase of $2.9 million and is primarily growth related.

Other Expense, Net

Net other expense increased to $1.4 million for the twelve months ended December 31, 2005 as compared to $19,000 in 2004. This increase in net other income and expense is primarily attributable to a $2.4 million current year increase in interest expense due to increased levels of debt offset by a $0.9 million increase in interest income from increased levels of cash and cash equivalents and a $0.1 million increase in miscellaneous expense.

Income Tax Expense

Income tax expense of $18.6 million and $12.9 million was recorded for the twelve months ended December 31, 2005 and 2004, respectively. An effective income tax rate of approximately 38.24% and 38.5% was recorded for the years ended December 31, 2005 and 2004, respectively.

Liquidity and Capital Resources

Cash Flows

Operating Activities. Cash provided by operating activities was $43.1 million in 2006. This primarily consisted of net income of $38.3 million that was increased by $16.5 million in deferred income taxes, $11.4 million in bad debts, $10.1 million in depreciation and amortization, $2.6 million in non-cash compensation, $1.7 million related to the amortization and write-off of debt issuance costs associated with the retirement of our senior credit facility and $0.4 million of other increases. This was partially offset by a decrease of $37.9 million in working capital that included a $18.6 million growth related increase in accounts receivable and the payment of $18.8 million of 2005 Hurricane Katrina related payroll tax deferrals paid in 2006. Cash provided by operations was $43.5 million and $29.7 million for 2005 and 2004, respectively.

Investing Activities. Cash used in investing activities was $48.1 million for 2006. This primarily consisted of $14.1 million related to our acquisitions, $29.3 million in capital asset purchases including our new corporate headquarters ($13.8 million) and PoC system ($3.4 million), and $4.8 million in restricted cash that is related to workers’ compensation letters of credit. Cash used in investing activities was $132.7 million and $67.0 million for 2005 and 2004, respectively.

Financing Activities. Cash provided by financing activities was $72.0 million for 2006. Increases were primarily related to $118.0 million raised through our equity offering, net of issuance costs, and $6.0 million related to the issuance of stock options, warrants and employee stock purchases, inclusive of tax benefits. This was partially offset by the payment of $52.0 million for long-term obligations that included the payment in full and termination of our senior credit facility that occurred in conjunction with our equity offering. Cash provided by financing activities was $48.7 million and $65.7 million for 2005 and 2004, respectively.

Liquidity

As of December 31, 2006, we had $89.0 million in cash and cash equivalents inclusive of $4.8 million in restricted cash primarily related to workers’ compensation letters of credit and owed $4.6 million in promissory notes that we incurred as a result of our acquisitions, as discussed in Recent Developments.

On November 22, 2006, we sold, through a public offering, 3.0 million shares of our common stock at a per common share price of $41.50 (before giving effect for our four-for-three stock split). Our net proceeds from this offering were approximately $118.0 million, after deducting estimated underwriting discounts and offering expenses of approximately $6.5 million. We used $43.1 million of the proceeds to pay down and extinguish the term loan portion of our senior secured credit facility. We plan to use the remaining proceeds for general corporate purposes, including working capital and possible acquisitions.

On December 20, 2006, we terminated our revolving credit facility with Wachovia that consisted of a $25.0 million revolving credit facility and up to $5.0 million in letters of credit. We incurred no penalties as a result of the termination. As of the date of termination, we had no borrowings against our revolver and $4.8 million in letters of credit outstanding that were primarily associated with our workers’ compensation self-insurance. Upon termination of the credit facility, we entered into a separate agreement with Wachovia to retain our letters of credit.

Based on operating forecasts, we believe that we will have sufficient cash to fund our operations, debt service and capital requirements over the next twelve months.

Contractual Obligations and Medicare Liabilities

Our future contractual obligations at December 31, 2006 were as follows:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Amounts in thousands)
Promissory notes	$4,934	$3,124	$1,810	$—	$—
Capital leases	810	364	399	47	—
Operating leases	33,951	11,796	20,651	1,504	—
Medicare liabilities	6,139	6,139	—	—	—

	$45,834	$21,423	$22,860	$1,551	$—

Prior to the implementation of PPS on October 1, 2000, we recorded Medicare revenue at the lower of actual costs that considered per visit cost limit or a per beneficiary cost limit on an individual provider basis. Under the previous Medicare cost-based reimbursement system, ultimate reimbursement under the Medicare program was determined upon final settlement of the annual cost reports. As of December 31, 2006, we estimate an aggregate payable to Medicare of $6.1 million for these cost reports for periods prior to October 1, 2000 that have not been settled, all of which is reflected as a current liability. Included in our Medicare payable is a $3.1 million obligation of a subsidiary that is being liquidated under bankruptcy. We continue to evaluate whether we will have any responsibility for the payment of the $3.1 million if the debt of the subsidiary is discharged in bankruptcy, but have been unable to arrive at a definitive determination.

Inflation

We believe that inflation has not significantly impact our results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2006, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”).

Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

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

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Controls

There have been no changes in our internal control procedures over financial reporting that have occurred during the quarter ended December 31, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm—Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Amedisys, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Amedisys, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Amedisys, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Amedisys, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Amedisys, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Amedisys, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated income statements, statements of stockholders’ equity, and statements of cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 19, 2007, expressed an unqualified opinion on those consolidated financial statements. Our report contains an explanatory paragraph that states that effective January 1, 2006, Amedisys, Inc. adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment.

/s/ KPMG LLP

Baton Rouge, Louisiana

February 19, 2007

PART III

Certain information required by Part III is omitted from this Report and incorporated herein by reference to our definitive Proxy Statement under Regulation 14A of the Securities Exchange Act of 1934 (the “Proxy Statement”) for our 2006 Annual Meeting of Stockholders to be held June 7, 2007. We anticipate that we will file our Proxy Statement no later than 120 days after the end of the year covered by this Report.

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table presents information with respect to our executive officers:

Name	Age	Capacity
William F. Borne	49	Chief Executive Officer
Larry R. Graham	41	President and Chief Operating Officer
John F. Giblin	50	Chief Financial Officer
Donald Loverich, Jr.	55	Principal Accounting Officer and Treasurer/Senior Vice President
Alice A. Schwartz	39	Chief Information Officer
Jeffrey D. Jeter	35	Chief Compliance Officer/ Senior Vice President

William F. Borne founded the Company in 1982 and has been Chief Executive Officer and a director since then.

Larry R. Graham was named President in August 2004. He became Chief Operating Officer in January 1999 and continues to serve in that capacity.

John F. Giblin was appointed Chief Financial Officer in October 2006. For more than five years before then, he was Executive Vice President and Chief Financial Officer of Crawford & Company, Inc., an international insurance services firm.

Donald Loverich, Jr. was appointed Principal Accounting Officer and Treasurer in September 2006. He joined the Company in October 2005 as Senior Vice President of Finance. For more than five years before then, he served as Principal Accounting Officer for US Unwired, Inc., a Sprint affiliate and provider of PCS mobile telephone service.

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

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including our Chief Executive Officer (principal executive officer), President and Chief Operating Officer, Chief Financial Officer (principal financial officer) and Principal Accounting Officer. This code of ethics, which is entitled Code of Ethical Business Conduct, is posted at our website, www.amedisys.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address, and location previously specified.

Our Board of Directors has determined that Jake L. Netterville, Chairman of the Audit Committee, meets the definition of “Audit Committee Financial Expert” within the meaning of that term as defined by the SEC, and that he is otherwise independent within the meaning of applicable rules of the NASDAQ Global Select Market.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section of our Proxy Statement entitled “Certain Transactions” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The section of our Proxy Statement entitled “Accounting Fees and Services” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

Listed in the Index to Consolidated Financial Statements provided in response to Item 8 hereof (see page F-1 for Index).

	2.	Financial Statement Schedules

Listed in the Index to Consolidated Financial Statements provided in response to Item 8 hereof (see page F-1 for Index). All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

	3.	Management Contracts, Compensatory Plans and Arrangements

Management contracts, compensatory plans and arrangements are listed as Exhibits 10.3.1 through 10.11 included in Item 15(b) of this annual report.
(b)	Exhibits

Exhibit Number	Description of Document
2.1	Stock Purchase Agreement dated as of June 30, 2005, by and among Amedisys Holding, L.L.C., Amedisys, Inc., HMR Acquisition, Inc. and the Stockholders and Option Holders set forth on the Stockholder Signature Page and Option Holder Signature Page attached thereto (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed July 12, 2005)

2.2	Asset Purchase Agreement dated between Amedisys SC, L.L.C. and Winyah Health Care Group, LLC, Winyah Home Health Care-Midlands, Inc., Winyah Home Health Care of the Lowcountry, LLC, Winyah Home Health Care of the Grand Strand, LLC, and Winyah Home Health Care, Inc. (previously filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2005)

3.1	Composite Certificate of Incorporation (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2002)

3.2	Composite By-Laws (previously filed as Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2004)
4.1	Common Stock Specimen (previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1994)

4.2.1	Shareholder Rights Agreement (previously filed as Exhibit 4 to the Current Report on Form 8-K filed June 16, 2000, and as Exhibit 4 to the Registration Statement on Form 8-A12G filed June 16, 2000)

4.2.2	Amendment No. 1 to Shareholder Rights Agreement, dated as of July 26, 2006 (previously filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2006)

4.3	Form of Warrants issued by Amedisys, Inc. to Raymond James & Associates, Inc. (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed December 10, 2003)

4.4	Registration Rights Agreement dated as of April 23, 2002 between Amedisys, Inc. and the investors listed on Schedule I thereto (previously filed as Exhibit 4.4 to the Registration Statement on Form S-3 filed May 23, 2002)

4.5	Registration Rights Agreement dated as of December 1997 between the person whose name and address appears on the signature page thereto and Amedisys, Inc. (previously filed as Exhibit 10.5 to the Registration Statement on Form S-3 filed March 11, 1998)

Exhibit Number	Description of Document
4.6.1	Credit Agreement with Wachovia Bank, National Association, as Administrative Agent, and General Electric Capital Corporation, as Syndication Agent, dated as of July 11, 2005 (previously filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 3005)

4.6.2	Amendment No. 1 to Credit Agreement with Wachovia Bank, National Association, as Administrative Agent, and General Electric Capital Corporation, as Syndication Agent, dated as of August 31, 2005 (previously filed as Exhibit 4.6.2 to the Annual Report on Form 10-K for the year ended December 31, 2005)

4.6.3	Amendment No. 2 and Waiver to Credit Agreement with Wachovia Bank, National Association, as Administrative Agent, and General Electric Capital Corporation, as Syndication Agent, dated as of February 16, 2006 (previously filed as Exhibit 4.6.3 to the Annual Report on Form 10-K for the year ended December 31, 2005)

4.6.4	Amendment No. 3 to Credit Agreement with Wachovia Bank, National Association, as Administrative Agent, and General Electric Capital Corporation, as Syndication Agent, dated as of February 16, 2006 (previously filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2006)

10.1	Settlement Agreement between the Office of Inspector General of the Department of Health and Human Services and Amedisys Specialized Medical Services and Amedisys, Inc. (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2003)

10.2	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Amedisys Specialized Medical Services and Amedisys, Inc. (previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2003)

10.3.1	Composite Amended and Restated Amedisys, Inc. 1998 Stock Option Plan, as amended (Encompassing Plan amendments dated June 10, 2004, and the full text of the 1998 Amedisys, Inc. Amended and Restated Stock Option Plan) (previously filed as Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.3.2	Amendments dated June 8, 2006 and June 22, 2006 to the Amended and Restated Amedisys, Inc. 1998 Stock Option Plan (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2006)

10.4	Composite Director’s Stock Option Plan, as amended (Encompassing Plan amendments dated June 10, 2004, and the full text of the Directors Stock Option Plan) (previously filed as Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.5	Employment Agreement between Amedisys, Inc. and William F. Borne (previously filed as Exhibit 10.8 to the Quarterly Report for the period ended March 31, 2005)

10.6.1	Employment Agreement between Amedisys, Inc. and Larry Graham (previously filed as Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2000)

10.6.2	Amendment to Employment Agreement between Amedisys, Inc. and Larry Graham (previously filed as Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2000)

10.6.3	Second Amendment to Employment Agreement between Amedisys, Inc. and Larry Graham (previously filed as Exhibit 10.9.3 to the Registration Statement on Form S-3 filed August 18, 2004)

10.7.1	Employment Agreement between Amedisys Inc. and Gregory H. Browne (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2002)

10.7.2	Amendment to Employment Agreement between Amedisys Inc. and Gregory H. Browne (previously filed as Exhibit 10.10.2 to the Registration Statement on Form S-3 filed August 18, 2004)

10.7.3	Supplemental Employment Agreement between Amedisys, Inc. and Gregory H. Browne (previously filed as Exhibit 10.7.3 to the Annual Report on Form 10-K for the year ended December 31, 2005)

Exhibit Number	Description of Document

10.7.4	Amended and Restated Supplemental Employment Agreement between Amedisys, Inc. and Gregory H. Browne (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed June 7, 2006)

10.8	Employment Agreement between Amedisys, Inc. and John Giblin (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed October 26, 2006)

10.9	Employment Agreement between Amedisys, Inc. and Donald Loverich, Jr. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K dated June 7, 2006)

10.10	Amended and Restated Employment Agreement between Amedisys, Inc. and Alice Ann Schwartz (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed October 26, 2006)

10.11	Employment Agreement between Amedisys, Inc. and Jeffrey Jeter (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed October 26, 2006)

10.12.1	Agreement to Purchase Real Estate between Amedisys, Inc. and Sherwood Investment Partners, LLC (previously filed as Exhibit 10.1.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2005)

10.12.2	Act of Cash Sale of Real Estate between Amedisys, Inc. and Sherwood Investment Partners, LLC (previously filed as Exhibit 10.1.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2005)

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of KPMG LLP (filed herewith)

31.1	Certification under Rule 13a-14(a)/15d-14(a) of William F. Borne, Principal Executive Officer (filed herewith)

31.2	Certification under Rule 13a-14(a)/15d-14(a) of John F. Giblin, Principal Financial Officer (filed herewith)

32.1	Certification under 18 U.S.C §1350 of William F. Borne, Principal Executive Officer (filed herewith)

32.2	Certification under Section 18 U.S.C §1350 of John F. Giblin, Principal Financial Officer (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 2007.

AMEDISYS, INC.

By:	/s/ WILLIAM F. BORNE
William F. Borne,
Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ WILLIAM F. BORNE William F. Borne	Chief Executive Officer and Chairman of the Board	February 16, 2007

/s/ JOHN F. GIBLIN John F. Giblin	Chief Financial Officer and Principal Financial Officer	February 16, 2007

/s/ DONALD LOVERICH, JR. Donald Loverich, Jr.	Principal Accounting Officer and Treasurer	February 16, 2007

/s/ JAKE L. NETTERVILLE Jake L. Netterville	Director	February 16, 2007

/s/ DAVID R. PITTS David R. Pitts	Director	February 16, 2007

/s/ PETER F. RICCHIUTI Peter F. Ricchiuti	Director	February 16, 2007

/s/ RONALD A. LABORDE Ronald A. Laborde	Director	February 16, 2007

/s/ DONALD WASHBURN Donald Washburn	Director	February 16, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Amedisys, Inc.:

We have audited the accompanying consolidated balance sheets of Amedisys, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated income statements, statements of stockholders’ equity, and statements of cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amedisys, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in notes 1 and 7 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Amedisys, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Baton Rouge, Louisiana

February 19, 2007

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	As of December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$84,221	$17,231
Restricted cash	4,797	—
Patient accounts receivable, net of allowance for doubtful accounts of $9,870 and $12,387 at December 31, 2006 and 2005, respectively	74,929	68,139
Prepaid expenses	4,133	2,693
Other current assets	11,125	4,277

Total current assets	179,205	92,340
Property and equipment, net	52,960	27,389
Goodwill	213,032	197,002
Intangible assets, net of accumulated amortization of $4,899 and $3,108 at December 31, 2006 and 2005, respectively	12,733	11,447
Other assets, net	5,826	11,819

Total assets	$463,756	$339,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,339	$29,922
Accrued expenses	46,587	41,948
Obligations due Medicare	6,139	10,551
Current portion of long-term obligations	3,223	10,144
Current portion of deferred income taxes	11,630	4,173

Total current liabilities	81,918	96,738
Long-term obligations, less current portion	2,114	43,063
Deferred income taxes	10,781	3,556
Other long-term obligations	4,936	4,041

Total liabilities	99,749	147,398
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized; 25,902,210 and 15,881,691 issued and 25,798,723 and 15,877,524 shares outstanding at December 31, 2006 and 2005, respectively	26	16
Additional paid-in capital	279,553	146,684
Treasury stock at cost, 103,487 and 4,167 shares of common stock held at December 31, 2006 and 2005, respectively	(379)	(25)
Unearned compensation	—	(628)
Retained earnings	84,807	46,552

Total stockholders’ equity	364,007	192,599

Total liabilities and stockholders’ equity	$463,756	$339,997

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands, except per share data)

	For the Year Ended December 31,
	2006	2005	2004
Net service revenue	$541,148	$381,558	$227,089

Cost of service, excluding depreciation and amortization	235,458	163,032	96,078
General and administrative expenses:
Salaries and benefits	133,315	93,116	56,885
Non-cash compensation	2,560	369	31
Other	94,053	67,966	36,591
Depreciation and amortization	10,106	6,973	4,126

Operating expenses	475,492	331,456	193,711

Operating income	65,656	50,102	33,378

Other income (expense):
Interest income	1,197	1,464	550
Interest expense	(4,907)	(2,932)	(510)
Miscellaneous, net	(49)	106	(59)

Total other (expense)	(3,759)	(1,362)	(19)

Income before income taxes	61,897	48,740	33,359
Income tax expense	(23,642)	(18,638)	(12,855)

Net income	$38,255	$30,102	$20,504

Net income per common share (1):
Basic	$1.75	$1.45	$1.18

Diluted	$1.72	$1.41	$1.14

Weighted average shares outstanding (1):
Basic	21,809	20,808	17,409

Diluted	22,289	21,293	18,057

(1)	The share and net income per share information presented above for the years ended December 31, 2005 and 2004 have been adjusted to reflect the four-for-three stock split effected in the form of a 33 1/3% stock dividend for holders of record as of November 27, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except common stock shares)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Unearned Compensation	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2003	11,908,146	$12	$55,465	$(25)	$—	$(4,053)	$51,399
Issuance of stock for employee stock purchase plan	54,219	—	823	—	—	—	823
Issuance of stock in connection with 401(k) plan	55,085	—	1,290	—	—	—	1,290
Exercise of stock options	390,828	—	1,843	—	—	—	1,843
Issuance of stock options as compensation	1,700	—	31	—	—	—	31
Tax benefit from stock option exercises	—	—	2,433	—	—	—	2,433
Issuance of stock in connection with public offering, net	2,610,000	3	67,422	—	—	—	67,425
Exercise of warrants	266,343	—	2,068	—	—	—	2,068
Issuance of options in conjunction with acquisitions	24,226	—	657	—	—	—	657
Net income	—	—	—	—	—	20,504	20,504

Balance, December 31, 2004	15,310,547	15	132,032	(25)	—	16,451	148,473
Issuance of stock for employee stock purchase plan	53,022	—	1,472	—	—	—	1,472
Issuance of stock in connection with 401(k) plan	100,135	1	3,370	—	—	—	3,371
Exercise of stock options	331,928	—	4,026	—	—	—	4,026
Issuance of stock options as compensation	384	—	13	—	—	—	13
Tax benefit from stock option exercises	—	—	3,308	—	—	—	3,308
Other offering costs	—	—	(21)	—	—	(1)	(22)
Issuance of options in conjunction with acquisitions	50,744	—	1,500	—	—	—	1,500
Issuance of non-vested stock	30,764	—	984	—	—	—	984
Unearned compensation	—	—	—	—	(628)	—	(628)
Net income	—	—	—	—	—	30,102	30,102

Balance, December 31, 2005	15,877,524	16	146,684	(25)	(628)	46,552	192,599
Issuance of stock for employee stock purchase plan	64,623	—	1,988	—	—	—	1,988
Issuance of stock in connection with 401(k) plan	181,594	—	6,955	—	—	—	6,955
Exercise of stock options	160,026	—	2,812	—	—	—	2,812
Issuance of non-vested stock	60,500	—	—	—	—	—	—
Stock option compensation	—	—	1,248	—	—	—	1,248
ESPP compensation expense	—	—	499	—	—	—	499
Tax benefit from stock option exercises	—	—	1,238	—	—	—	1,238
Reclassification of unearned compensation to additional paid-in capital	—	—	(628)	—	628	—	—
Non-vested stock compensation	—	—	813	—	—	—	813
Surrendered shares	—	—	—	(27)	—	—	(27)
Release of shares from escrow	—	—	—	(327)	—	—	(327)
Issuance of stock in connection with public offering, net	3,000,000	3	117,951	—	—	—	117,954
Four-for-three stock split	6,454,456	7	(7)	—	—	—	—
Net income	—	—	—	—	—	38,255	38,255

Balance, December 31, 2006	25,798,723	$26	$279,553	$(379)	$—	$84,807	$364,007

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Year Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$38,255	$30,102	$20,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,106	6,973	4,126
Provision for bad debts	11,390	5,093	3,055
Non-cash compensation expense	2,560	369	31
Loss on disposal of property and equipment	596	15	—
Deferred income taxes	16,499	7,425	6,996
Write-off of deferred debt issuance costs	1,297	—	—
Amortization of deferred debt issuance costs	452	818	—
Tax benefit from stock option exercises	—	3,308	2,433
Impairment of intangible assets	125	—	—
Release of shares from escrow	(327)	—	—
Write-off of medical supplies	—	1,063	—
Changes in assets and liabilities, net of impact of acquisitions:
(Increase) in patient accounts receivable	(18,564)	(34,616)	(12,348)
(Increase) in other current assets	(7,803)	(2,012)	(1,134)
Decrease (increase) in other assets	692	(2,710)	(4,357)
(Decrease) increase in accounts payable	(16,531)	20,135	3,341
Increase in accrued expenses	6,685	7,603	7,084
Increase in other long-term obligations	892	3,217	—
(Decrease) in Medicare liabilities	(3,244)	(3,243)	(20)

Net cash provided by operating activities	43,080	43,540	29,711
Cash Flows from Investing Activities:
Proceeds from the sale of property and equipment	85	209	102
Deposits into restricted cash	(4,797)	—	—
Acquisitions of businesses, net	(14,077)	(144,517)	(29,822)
Purchases of property and equipment	(29,271)	(20,393)	(5,231)
Proceeds from sales and maturities of short-term investments	—	32,000	—
Purchases of short-term investments	—	—	(32,000)

Net cash used in investing activities	(48,060)	(132,701)	(66,951)
Cash Flows from Financing Activities:
Proceeds from equity offering	124,500	—	71,898
Proceeds from short-term revolving line of credit	10,000	20,000	—
Proceeds from issuance of stock upon exercise of stock options and warrants	2,812	4,026	3,911
Proceeds from issuance of stock to employee stock purchase plan	1,988	1,472	823
Tax benefit from stock option exercises	1,238	—	—
Issuance cost related to equity offering	(6,546)	—	(4,473)
Principal payments of short-term revolving line of credit	(10,000)	(20,000)	—
Principal payments of long-term obligations	(52,022)	(5,016)	(6,951)
Proceeds from issuance of long-term obligations, net of issuance cost	—	48,251	872
Other (decreases)	—	(20)	(390)

Net cash provided by financing activities	71,970	48,713	65,690

Net increase (decrease) in cash and cash equivalents	66,990	(40,448)	28,450
Cash and cash equivalents at beginning of year	17,231	57,679	29,229

Cash and cash equivalents at end of year	$84,221	$17,231	$57,679

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,990	$1,687	$353

Cash paid for 2005 payroll taxes under Hurricane Relief Act extended deadlines	18,773	—	—

Cash paid for income taxes, net of refunds received	10,027	7,101	2,730

Supplemental Disclosures of Non Cash Financing and Investing Activities:
Stock issued for 401(k) Plan	$6,955	$3,371	$1,290

Notes payable issued for acquisitions	3,770	4,100	1,315

Stock issued for acquisitions	—	1,500	657

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Amedisys, Inc., a Delaware corporation, is a multi-state provider of home health and hospice services with approximately 93% of its net service revenue derived from Medicare. At December 31, 2006, the Company operated 261 Medicare-certified home health agencies and 14 Medicare-certified hospice agencies in 19 states primarily located in the Southern and Southeastern United States. During 2006, the Company added 17 home health agencies through acquisition, initiated operations at 36 new home health agencies and closed 5 home health agencies. The Company also initiated operations at 2 hospice agencies and closed one hospice agency.

In the opinion of management of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position at December 31, 2006 and 2005, the results of operations for the years ended December 31, 2006, 2005 and 2004 and cash flows for the years ended December 31, 2006, 2005 and 2004. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in these consolidated financial statements. Business combinations accounted for as purchases are included in the consolidated financial statements from the respective dates of acquisition.

The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles (“GAAP”). In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, certain reclassifications have been made to prior year balances to conform to the current year presentation. As a result of the Company’s rapid growth through acquisition, operating results may not be comparable for the periods that are presented.

Stock Split

On October 24, 2006, the Company’s Board of Directors approved a four-for-three stock split of its common stock effected in the form of a 33 1/3% stock dividend that was paid on December 4, 2006 to holders of record as of November 27, 2006. Each stockholder of record at the close of business on November 27, 2006, received one additional share for every three outstanding shares held. Any fractional shares resulting from the stock split were rounded up such that one whole share of common stock was delivered to any stockholder of record in lieu of a fractional share.

The Company retained the current par value of $0.001 per share for all shares of common stock. All references in the financial statements regarding share data and stockholders’ equity have been adjusted to reflect the effect of the stock split for all periods presented, except those on the Company’s consolidated balance sheets as of December 31, 2005 and the consolidated statements of stockholders’ equity, where it is reflected in the current period. As of December 31, 2006, Stockholders’ equity reflects the stock split by a reduction in Additional paid-in capital and an increase to Common stock.

Revenues

The Company earns revenues through its home health and hospice agencies by providing a variety of services in the homes of its patients. The Company is dependent on reimbursement from Medicare for a significant portion of its revenues. It derived approximately 93% of its net service revenue from the Medicare system and the remaining 7% from Medicaid, private insurance companies and private payors for each of the years ended December 31, 2006, 2005 and 2004.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Medicare Revenue Recognition

On October 1, 2000, Medicare began paying home health providers at fixed, predetermined rates for services and supplies bundled into 60-day episodes of home health care. An episode of home health care spans a 60-day period, starting with the first day a billable visit is furnished to a Medicare beneficiary and ending 60 days later. If a patient is still in treatment on the 60th day, a new episode begins on the 61st day regardless of whether a billable visit is rendered on that day and ends 60 days later. The first day of a consecutive episode, therefore, is not necessarily the new episode’s first billable visit. A base episode payment is established by the Medicare Program through federal legislation for all episodes of care, as follows:

Period	Base episode payment (1)
October 1, 2003 through March 31, 2004	$2,231
April 1, 2004 through December 31, 2004	2,213
January 1, 2005 through December 31, 2006 (2)	2,264
January 1, 2007 through December 31, 2007	2,339

(1)	The actual episode payment rates, as presented in the table, vary depending on the home health resource groups (“HHRGs”) to which Medicare patients are assigned and the per episode payment is typically reduced or increased by such factors as the patient’s clinical, functional, and services utilization characteristics.
(2)	On November 9, 2006, CMS announced a 3.3% increase to Medicare home health rates for episodes ending on or after January 1, 2007 and before January 1, 2008. Episodes that began prior to December 31, 2006 but will not conclude until subsequent to December 31, 2006 will be reimbursed at the rate in effect for 2007.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Deferred revenue of approximately $26.1 million and $26.9 million relating to the Medicare PPS program was included as a reduction to the Company’s accounts receivable in the consolidated balance sheets as of December 31, 2006 and December 31, 2005, respectively, since only a nominal amount of deferred revenue represents cash collected in advance of providing services.

Hospice Revenue Recognition

Hospice services are generally billed to Medicare weekly for discharged patients and monthly for ongoing care. Each hospice provider is subject to payment caps for inpatient services, and the cap is based on inpatient days that cannot exceed 20% of all Medicare hospice days.

Overall Medicare reimbursement is also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of each hospice cap period. On a monthly and quarterly basis, management estimates the Company’s potential cap exposure using information available for both inpatient day limits as well as per beneficiary cap amounts. The total cap amount for each provider is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory amount that is indexed for inflation. The per beneficiary cap amount was $20,585 for the twelve month period ending October 31, 2006. In August 2006, CMS announced a 3.4% rate increase for the twelve-month period beginning November 1, 2006. Any amounts received in excess of the beneficiary cap must be refunded to Medicare within fifteen days.

The Company has settled all years through October 31, 2005 without exceeding any of the cap limits and management believes that, based upon its calculations and historical experience, the Company has not exceeded any of the cap limits and will have no amounts due the fiscal intermediary for the cap period ending October 31, 2006, which is expected to be settled in mid-2007.

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

Private Insurance Companies and Private Payor Revenue Recognition

The Company has entered into agreements with third party payors that provide payments for services rendered at amounts different from established rates. Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the Company’s established rates or estimated reimbursement rates, as applicable. Allowances and contractual adjustments are recorded for the difference between the established rates and the amounts estimated to be payable by third parties and are deducted from gross revenue to determine net service revenue. Net service revenue is the estimated net amounts realizable from patients, third party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements. Revenue is recorded as services are rendered and is based upon discounts from established rates. The Company receives less than one percent of its net revenues from patients who are either self-insured or are obligated for an insurance co-payment.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Cash and Cash Equivalents

Cash equivalents include certificates of deposit and all highly liquid debt instruments with maturities of three months or less when purchased.

Restricted Cash

As of December 31, 2006, the Company maintained letters of credit totaling $4.8 million. As a result of the payment in full and termination of its senior credit facility and revolving loan agreement, the Company agreed to maintain on deposit a compensating balance, restricted as to use, equal to 102% of the outstanding face amount of the letters of credit. At December 31, 2006, the $4.8 million deposit was included in Restricted cash on the Company’s consolidated balance sheet.

Collectibility of Accounts Receivable

In the year ended December 31, 2006, the Company’s accounts receivable increased, net of the allowance for doubtful accounts, from $68.1 million at December 31, 2005 to $74.9 million, and days revenue outstanding decreased from 62.3 days at December 31, 2005 to 52.9 days. The improvement in days revenue outstanding was due primarily to the collection of $5.1 million in Medicare payments that had been delayed due to pending Changes of Ownership requirements related to acquired businesses and the write-off of approximately $13.8 million in uncollectible accounts that was fully reserved in the allowance for doubtful accounts. This was partially offset by collection efforts related to hospice reimbursement, which is now a larger portion of its outstanding accounts receivable and is generally subject to slower cash collections in comparison to the Company’s home health agencies.

The following schedule details the accounts receivable by payor class, aged based upon initial date of service:

	Current	31-60	61-90	91-120	Over 120	Total
December 31, 2006 (1)
Medicare	$4,155	$21,941	$15,708	$6,678	$13,377	$61,859
Medicaid	1,433	1,588	797	516	2,377	6,711
Private	1,884	2,451	2,280	1,513	8,101	16,229

Total	$7,472	$25,980	$18,785	$8,707	$23,855	84,799

Allowance for doubtful accounts						(9,870)

Net accounts receivable						$74,929

Days revenue outstanding (2)						52.9

December 31, 2005 (1)
Medicare	$10,112	$17,894	$11,541	$5,581	$11,608	$56,736
Medicaid	1,528	1,467	1,468	746	2,433	7,642
Private	3,537	1,284	1,222	1,090	9,015	16,148

Total	$15,177	$20,645	$14,231	$7,417	$23,056	80,526

Allowance for doubtful accounts						(12,387)

Net accounts receivable						$68,139

Days revenue outstanding (2)						62.3

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

(1)	Accounts receivable includes final unbilled amounts of $24.9 million and $15.0 million as of December 31, 2006 and December 31, 2005, respectively, that have been aged based upon initial service date.
(2)	Due to the Company’s significant acquisitions and its internal growth, the calculation for days revenue outstanding is derived by dividing the ending gross accounts receivable, net of contractual allowances, at December 31, 2006 and 2005 by the average daily net patient revenues for the three-month periods ended December 31, 2006 and 2005, respectively.

The process for estimating the ultimate realization of accounts receivable involves judgment, with the greatest subjectivity relating to non-Medicare accounts receivable. The collection process begins with a concerted effort to ensure that the billings are accurate.

Medicare

The Company derives approximately 93% of its net service revenue from Medicare. The pre-billing process includes an electronic Medicare claim review referred to as a scrubber to improve the quality of filed claims data in an effort to reduce the volume of collection effort on these accounts. A portion of the estimated Medicare prospective payment system reimbursement from each submitted home health episode is received in the form of a request for accelerated payment (“RAP”). The Company submits a RAP for 60% of the estimated reimbursement for the initial episode at the start of care. The full amount of the episode is billed after the episode has been completed (“final billed”). The RAP received for that particular episode is deducted from the final payment. If a final bill is not submitted within the greater of 120 days from the start of the episode, or 60 days from the date the RAP was paid, any RAPs received for that episode will be recouped by Medicare from any other claims in process for that particular provider. The RAP and final claim must then be re-submitted. For any subsequent episodes of care contiguous with the first episode for a particular patient, the Company submits a RAP for 50% instead of 60% of the estimated reimbursement. Final payments from Medicare may reflect one of five retroactive adjustments: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider before completing the episode; (d) a change-in-condition adjustment if the patient’s medical status changes significantly, resulting in the need for more or less care; or (e) a payment adjustment based upon the level of therapy services required in the population base. Management estimates the impact of these payment adjustments based on historical experience and records this estimate during the period that the services are rendered as a contractual adjustment to revenue. As such, management believes that the amount that is reflected in accounts receivable accurately represents the amount that management believes will be reimbursed by Medicare.

Non-Medicare

The Company derives approximately 7% of its net service revenue from non-Medicare providers. Non-Medicare accounts are billed based upon payor requirements and include multiple third party payors. Management routinely performs pre-billing reviews to improve the quality of filed claims and in 2006 purchased and is in the process of implementing new software to assist in improving the quality of electronically submitted claims. To provide for accounts receivable that could become uncollectible in the future, management establishes an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The review and evaluation of non-Medicare accounts includes a detailed review of outstanding balances and special consideration to concentrations of receivables from particular payors or groups of payors with similar characteristics that would subject the Company to any significant credit risk. Where such groups have been identified, management has given special consideration to both the billing methodology and evaluation

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

of the ultimate collectibility of such accounts. In addition, the amount of the provision for bad debts is based upon management’s assessment of historical and expected net collections, business and economic conditions, trends in reimbursement and an evaluation of collectibility based upon the date that the service was provided. Uncollectible accounts are written off when management has determined the account will not be collected. As of December 31, 2006, the provision for uncollectible accounts was $9.9 million. Based upon management’s best judgment, it believes that this amount adequately provides for accounts that will not be collected.

Property and Equipment

Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Additions and improvements (including interest costs for construction of qualifying long-lived assets) are capitalized. Maintenance and repair expenses are charged to expense as incurred. The cost of property and equipment sold or otherwise disposed of and the related accumulated depreciation are eliminated from the property and related accumulated depreciation accounts, and any gain or loss is credited or charged to Other income (expense).

Depreciation is generally provided over the following estimated useful service lives:

Years
Buildings	39
Leasehold improvements	Lesser of life of lease or expected useful life
Equipment and furniture	3 to 7
Vehicles	5
Computer software	3

Depreciation expense, including amortization of assets related to capital leases for the years ended December 31, 2006, 2005 and 2004 was $8.3 million, $5.0 million and $3.0 million, respectively. In addition, the Company capitalized $0.5 million in interest costs related to the construction of its new corporate facility located in Baton Rouge, Louisiana during 2006.

Capital leases, primarily consisting of software, computer equipment, and phone systems, are included in property and equipment. Capital leases are recorded at the present value of the future rentals at lease inception and are amortized over the shorter of the applicable lease term or the useful life of the equipment.

Long-Lived Assets

The Company assesses the impairment of long-lived assets and goodwill in accordance with the provisions of Statement of Financial Accounting Standards Board (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 141”). SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. SFAS No. 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives and interim tests when an event has occurred that more likely than not has reduced the fair value of such assets.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Deferred Financing Costs

Deferred financing costs include costs incurred in connection with the issuance of the Company’s long-term debt. These costs are amortized over the terms of the related debt. In the fourth quarter of 2006, the Company paid in full and terminated its senior credit facility and revolving credit agreement. In conjunction with this, the Company recorded a charge of $1.3 million of unamortized financing fees related to the initial borrowing. As a result, there was no accumulated amortization as of December 31, 2006 and the balance at December 31, 2005 was $0.8 million.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised), Share-Based Payment (“SFAS No. 123(R)”) utilizing the modified prospective approach. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (the intrinsic value method) (“APB No. 25”), and accordingly, recognized no compensation expense for stock option grants when the exercise price equaled the market value of common stock on the date of grant.

The following table illustrates the effect on operating results and per share information had the Company accounted for share based compensation in accordance with SFAS No. 123(R) for the periods indicated (Amounts in thousands, except per share data):

	For the Year Ended December 31,
	2005	2004
Net income	$30,102	$20,504
As reported
Add: Share based employee compensation expense included in reported net income, net of taxes	227	16
Deduct: Total share-based employee compensation determined under fair value based method for all awards, net of taxes	(4,544)	(1,899)

Pro forma	$25,785	$18,621

Basic net income per share (1):
As reported	$1.45	$1.18
Add: Share based employee compensation expense included in reported net income, net of taxes	0.01	—
Deduct: Total share-based employee compensation determined under fair value based method for all awards, net of taxes	(0.22)	(0.11)

Pro forma	$1.24	$1.07

Diluted net income per share (1):
As reported	$1.41	$1.14
Add: Share based employee compensation expense included in reported net income, net of taxes	0.01	—
Deduct: Total share-based employee compensation determined under fair value based method for all awards, net of taxes	(0.21)	(0.11)

Pro forma	$1.21	$1.03

(1)	The per share information presented above has been adjusted to reflect the four-for-three stock split effected in the form of a 33 1/3% stock dividend for holders of record as of November 27, 2006.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Segments

The Company and its subsidiaries have been operated and are evaluated by management as a single operating segment in accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

Net Income Per Common Share

Earnings per common share, calculated on the treasury stock method, are based on the weighted average number of shares outstanding during the period. The following table sets forth shares used in the computation of basic and diluted net income per common share (Amounts in thousands):

	Year ended December 31,
	2006	2005	2004
Weighted average number of shares outstanding—for basic net income per share (1)	21,809	20,808	17,409
Effect of dilutive securities:
Stock options	426	444	516
Restricted stock	22	11	—
Warrants	32	30	132

Adjusted weighted average shares—for diluted net income per share	22,289	21,293	18,057

(1)

The share information presented above for the years ended December 31, 2005 and 2004 has been adjusted to reflect the four-for-three stock split effected in the form of a 33 1/3% stock dividend for holders of record as of November 27, 2006.

The following table set forth shares that were anti-dilutive to the computation of diluted net income per common share (Amounts in thousands):

	Year ended December 31,
	2006	2005	2004
Anti-dilutive securities	50	39	—

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2006, 2005 and 2004 were $3.9 million, $3.8 million, and $2.1 million, respectively.

New Accounting Pronouncements

In October 2006, the Financial Accounting Standard Board (“FASB”) issued Staff Position No. FAS 123(R)-5, Amendment of FASB Staff Position 123(R)-1 (“FSP 123(R)-5”). FSP 123(R)-5, which amends FSP 123(R)-1, addresses instruments originally issued as employee compensation and later modified solely to reflect an equity restructuring that occurs when the holders are no longer employees. In that situation, no change in the recognition or measurement (due to change in classification) of those instruments will result if (i) there is no increase in the fair value of the awards or an antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (ii) all holders of the same class of equity instruments are treated in the same manner. The guidance in FSP 123(R)-5 is to be applied in the first reporting period beginning after October 15, 2006 with early adoption allowed for periods for which financial statements have not been issued. The Company does not believe that the application of this guidance will have a material effect on the Company’s consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) adopted Staff Accounting Bulletin No. 108 (“SAB No. 108”), which expresses the SEC’s staff views on the process of quantifying financial statement misstatements. SAB 108 requires that registrants consider evaluating errors under both the “rollover” and “iron curtain” approaches to determine if such errors are material, thus requiring a restatement to prior period financial statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006 and allowed the registrant to avoid restating prior period financial statements for such errors that are governed by SAB 108 if the registrant properly disclosed such errors in its financial statement during the period of adoption. The Company adopted this new standard as of December 31, 2006 and it did not have an impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of this new standard and has not concluded its analysis on the impact to the Company’s consolidated financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). This Statement is effective for fiscal years beginning after December 15, 2006, and thus will be adopted by the Company during the first quarter of 2007. FIN 48 provides a two-step approach to recognize and measure tax benefits when the benefits’ realization is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized. Income tax benefits should be recognized when, based on the technical merits of a tax position, the entity believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e. a probability of greater than 50 percent) that the tax position would be sustained as filed. If a position is determined to be more likely-than not of being sustained, the reporting enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to beginning retained earnings. Management has assessed the effect of the adoption of FIN 48 and has concluded that the effect of the adoption will not have a material impact on its consolidated financial statements.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Summary of 2006 Acquisitions

On November 1, 2006, the Company acquired certain assets and certain liabilities of a home health agency in Arizona for a total cash purchase price of $2.0 million. In connection with the acquisition, the Company recorded substantially the entire purchase price as goodwill ($1.9 million) and other intangibles ($0.1 million).

On October 1, 2006, the Company acquired certain assets and certain liabilities of two home health agencies in Missouri for a total purchase price of $2.9 million ($1.6 million in cash and a promissory note of $1.3 million payable in quarterly installments over a three-year period) and one home health agency in Ohio for a total cash purchase price of $0.2 million. In connection with these acquisitions, the Company recorded substantially the entire purchase price as goodwill ($2.8 million) and other intangibles ($0.3 million).

On August 8, 2006, the Company acquired certain assets and certain liabilities of a home health agency in North Carolina for a total cash purchase price of $1.5 million. In connection with this acquisition, the Company recorded substantially the entire purchase price as goodwill ($1.3 million) and other intangibles ($0.2 million).

On June 1, 2006, the Company acquired certain assets and certain liabilities of three home health agencies in West Virginia for a total purchase price of $3.3 million ($2.6 million in cash and a promissory note of $0.7 million payable in four semi-annual installments with the final payment due January 1, 2008) which was recorded as goodwill ($2.6 million) and other intangible ($0.7 million).

On April 1, 2006, the Company acquired certain assets and certain liabilities of one home health agency in South Carolina for a total purchase price of $3.2 million ($2.7 million in cash and a promissory note of $0.5 million payable in quarterly installments over a one-year period). The Company recorded substantially the entire purchase price as goodwill ($2.8 million) and other intangibles ($0.4 million).

On February 1, 2006, the Company acquired the certificate of need (“CON”) of a single home health agency in South Carolina for a total cash purchase price of $0.2 million. On January 5, 2006, the Company acquired certain assets of seven home health agencies in central Oklahoma for a total purchase price of $2.7 million that included $2.1 million in cash and a three-year promissory note of $0.6 million. On January 5, 2006, the Company also acquired certain assets of an Oklahoma-based therapy-staffing agency for a total purchase price of $2.5 million that included $1.75 million in cash and a three-year promissory note of $0.75 million. In connection with the acquisitions, the Company recorded substantially the total aggregated purchase price as goodwill ($4.8 million) and other intangibles ($0.2 million).

Summary of 2005 Acquisitions

In November 2005, the Company acquired certain assets and certain liabilities of a single home health agency in Lexington, North Carolina for $2.2 million in cash. In connection with the acquisition, the Company recorded substantially the entire purchase price as goodwill ($1.9 million) and other intangibles ($0.3 million).

In August 2005, the Company acquired certain assets and certain liabilities of SpectraCare Home Health Services, Inc. (“SpectraCare”), a home health provider with nine agencies in Ohio, Indiana and the CON states of Kentucky and Tennessee, for $13.0 million in cash. As a part of the purchase agreement, $2.0 million of the total purchase price was placed in escrow for a period up to two years. The Company is not aware of any items that have or would impact the escrowed funds. During the third quarter of 2006, the Company finalized its purchase price accounting for the acquisition, which resulted in recording the entire purchase price as goodwill ($13.2 million) and other intangibles ($0.3 million).

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

In August 2005, the Company acquired certain assets and certain liabilities of NCARE, Inc., a home health provider with two agencies in Newport News and Chesapeake Virginia, for $1.5 million in cash and the issuance of a $0.7 million note payable to the seller. The Company recorded substantially the entire purchase price as goodwill ($2.0 million) and other intangibles ($0.2 million).

In July 2005, the Company acquired the stock of HMR Acquisition, Inc., the parent holding company of Housecall Medical Resources, Inc. (“Housecall”), a privately-held provider of home care services with 57 home health agencies and nine hospice agencies in the states of Tennessee, Florida, Kentucky, Indiana and Virginia for a total purchase price of $106.8 million, of which $11.0 million was placed in escrow for a two-year period from the date of the acquisition. The acquisition was completed on July 11, 2005, and the Company incurred approximately $1.8 million in closing costs associated with the acquisition. The aggregate purchase price was allocated to the assets acquired and liabilities assumed based upon a preliminary estimate of their fair values as determined by a valuation performed by an independent national firm. The Company finalized its purchase price accounting for Housecall during the second quarter of 2006 based upon information provided in a final valuation as performed by an independent national firm, which the Company subsequentially adjusted during the fourth quarter of 2006 due to a change in income tax uncertainties existing as of the acquisition date. The results of the final valuation and the income tax adjustment are detailed in the table below. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets was allocated to goodwill. The Company believes that the acquisition provides a market presence complementary to existing geographic markets for its home health business as well as establishes a meaningful entry into the hospice business with an assembled work force, which is included as a component of goodwill. The following table summarizes the estimated fair values of the Housecall assets acquired and liabilities assumed in July 2005 (Amounts in thousands):

Accounts receivable, net	$13,752
Property and equipment	1,674
Goodwill	95,150
Intangible assets	5,600
Deferred taxes	12,440
Other assets	3,455
Current liabilities	(20,472)
Long-term obligations	(3,040)

$108,559

In June 2005, the Company acquired certain assets and certain liabilities of two Tennessee-based home health agencies from Saint Thomas Health Services for $3.0 million in cash and the issuance of a $0.5 million note payable to the seller. The Company recorded substantially the entire purchase price as goodwill ($2.8 million) and other intangibles ($0.6 million).

In May 2005, the Company acquired certain assets and certain liabilities of a single home health agency in Collins, Mississippi from Covington County Hospital for $1.0 million in cash. The Company recorded substantially the entire purchase price as goodwill ($0.8 million) and other intangibles ($0.2 million).

In March 2005, the Company acquired certain assets and certain liabilities of a single home health agency from the North Arundel Hospital Association in Maryland for $3.0 million in cash and the issuance of a $0.9 million note payable to the seller. In connection with the acquisition, the Company recorded substantially the entire purchase price as goodwill ($3.5 million) and other intangibles ($0.4 million).

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

In February 2005, the Company acquired certain assets and certain liabilities of 10 home health agencies from several affiliated companies operating as Winyah Health Care Group in South Carolina for $13.0 million in cash, 67,659 shares of Amedisys restricted stock valued at $1.5 million, and the issuance of a $2.0 million note payable to the seller. In connection with the acquisition, the Company recorded substantially the entire purchase price as goodwill ($14.0 million) and other intangibles ($2.2 million).

3. GOODWILL, OTHER INTANGIBLE ASSETS AND OTHER ASSETS:

The following table summarizes the activity related to goodwill and other intangible assets for the years ended December 31, 2006, 2005 and 2004.

	Goodwill	Certificates of Need	Acquired Name of Business	Non-Compete Agreements (1)
Balances at December 31, 2003	$35,448	$—	$—	$—
Additions	27,089	2,525	200	2,899
Amortization	—	—	—	(1,177)

Balances at December 31, 2004	62,537	2,525	200	1,722
Additions	134,465	4,625	1,111	3,195
Amortization	—	—	—	(1,931)

Balances at December 31, 2005	197,002	7,150	1,311	2,986
Additions	16,317	1,200	—	1,063
Adjustments related to acquisitions	(287)	(575)	1,989	(475)
Amortization	—	—	—	(1,791)
Impairment	—	(125)	—	—

Balances at December 31, 2006	$213,032	$7,650	$3,300	$1,783

(1)	The weighted-average amortization period of non-compete agreements is 1.9 years.

The estimated aggregate amortization expense for each of the three succeeding years is as follows (Amounts in thousands):

2007	$1,010
2008	631
2009	142

$1,783

The Company completed its annual impairment test during the fourth quarter of 2006 in accordance with SFAS No. 142. The Company engaged American Appraisal Associates, an independent national valuation firm, to assist with its annual testing. As a result of the annual impairment valuation as of October 31, 2006, the Company’s management believes that the goodwill of the Company is not impaired. However, the Company believes that there was an impairment of one of its Certificates of Need in the amount of $0.1 million and recorded the charge in other expenses on the consolidated income statement. As of December 31, 2006, there were no indicators noted that would require the Company to re-evaluate its annual impairment test, which was completed as of October 31, 2006.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

4. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts is presented below:

	December 31,
	2006	2005
	(Amounts in thousands)
Property and equipment:
Land	$2,507	$2,532
Building and leasehold improvements	21,157	568
Equipment and furniture	40,390	29,740
Computer software	10,413	8,843
Construction in progress	535	2,754

	75,002	44,437
Less: accumulated depreciation	(22,042)	(17,048)

	$52,960	$27,389

Other assets:
Workers’ compensation deposits	$3,155	$9,000
Health insurance deposits	811	—
Other miscellaneous deposits	769	828
Other	1,091	242
Deferred financing fees	—	1,749

	$5,826	$11,819

Accrued expenses:
Payroll and payroll taxes	$27,346	$23,262
Self insurance	7,856	7,736
Legal and other settlements	1,234	1,517
Other	10,151	9,433

	$46,587	$41,948

Current portion of long-term obligations:
Long-term debt	$2,901	$9,841
Capital leases	322	303

	$3,223	$10,144

5. LONG-TERM DEBT:

Long-term debt, including capital lease obligations, consisted of the following:

	December 31,
	2006	2005
	(Amounts in thousands)
Promissory notes	$4,620	$5,127
Capital leases	717	580
Senior secured credit facility	—	47,500

	5,337	53,207
Less: current portion	(3,223)	(10,144)

Total	$2,114	$43,063

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

On July 11, 2005, the Company entered into a financing arrangement for a five year Senior Secured Credit Facility (“senior credit facility”). The senior credit facility was comprised of a Term Loan of $50.0 million, fully drawn at closing, and a Revolving Credit Facility (“revolver”) of up to $25.0 million, of which $20.0 million was drawn at closing and subsequently repaid in 2005.

On November 22, 2006, the Company paid in full and terminated the term loan portion of its senior secured credit facility. The Company did not incur any penalties as a result of the termination. In conjunction with this event, management expensed $1.0 million in unamortized deferred financing fees.

On December 20, 2006, the Company terminated its revolver, and it incurred no penalties as a result of the termination. As of the date of termination, the Company had no borrowings against its revolver and $4.8 million in letters of credit outstanding that were primarily associated with its workers’ compensation self-insurance. Upon termination of the credit facility, the Company entered into a separate agreement to retain its letters of credit. Under the terms of this arrangement, the Company is required to maintain on deposit a compensating balance, restricted as to use, an amount equal to 102% of the outstanding face amount of the letters of credit. In conjunction with this event, management expensed $0.3 million in unamortized deferred financing fees.

From time to time, the Company has elected to issue promissory notes in conjunction with an acquisition for a portion of the purchase price. The notes that were outstanding as of December 31, 2006 were generally issued for three-year periods, range in amounts between $0.1 million and $2.0 million and bear interest in a range of 6.00% to 9.25%. In certain instances, the notes are paid periodically and in other instances, at maturity. The Company issued $3.8 million in promissory notes during 2006 related to its acquisitions. As of December 31, 2006, the Company had $4.6 million in promissory notes outstanding.

The Company has acquired certain equipment under capital leases for which the related liabilities have been recorded at the present value of future minimum lease payments due under the leases.

Maturities of debt as of December 31, 2006 are as follows (Amounts in thousands):

	Promissory notes	Capital leases	Total
2007	$2,902	$364	$3,266
2008	1,265	185	1,450
2009	453	119	572
2010	—	95	95
2011	—	47	47

Total	4,620	810	5,430
Less amounts representing interest	—	(93)	(93)

Long-term obligations and present value of future lease payments	$4,620	$717	$5,337

6. INCOME TAXES:

The Company utilizes the asset and liability approach for measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with SFAS No. 109. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The total provision for income taxes consists of the following for the years ended December 31, 2006, 2005 and 2004 (Amounts in thousands):

	2006	2005	2004
Current income tax expense:
Federal	$5,659	$9,032	$4,874
State and local	1,484	2,181	985

	7,143	11,213	5,859
Deferred income tax expense:
Federal	15,216	5,977	6,443
State and local	1,283	1,448	553

	16,499	7,425	6,996

Income tax expense	$23,642	$18,638	$12,855

Net deferred tax liabilities consist of the following components as of December 31, 2006 and 2005 (Amounts in thousands):

	2006	2005
Current portion of deferred tax assets (liabilities):
Net operating loss (“NOL”) carry forward, expiring beginning in 2010	$—	$1,441
Allowance for doubtful accounts	3,849	4,833
Accrued expenses	2,914	728
Prepaid expenses	—	(432)
Tax basis revenue adjustment	(18,428)	(11,879)
Other	35	1,136

Current portion of deferred tax assets (liabilities)	(11,630)	(4,173)
Noncurrent portion of deferred tax assets (liabilities):
Amortization of intangible assets	(9,974)	(6,203)
Property and equipment	(8,222)	(2,646)
Losses of consolidated subsidiaries not consolidated for tax purposes, expiring beginning in 2010	132	144
Other	3,713	3,645
Capital loss carry forward	9,091	9,183
NOL carry forward, expiring beginning in 2010	9,360	26,394
Less: valuation allowance	(14,881)	(34,073)

Noncurrent portion of deferred tax assets (liabilities)	(10,781)	(3,556)

Net deferred tax liabilities	$(22,411)	$(7,729)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to net income before taxes.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The sources of the tax effects of the differences are as follows:

	2006	2005	2004
Income taxes computed on federal statutory rate	35.0%	35.0%	35.0%
State income taxes and other, net of federal benefit	4.1	4.8	2.5
Valuation allowance	0.5	(0.7)	—
Tax credit	(2.0)	(1.5)	—
Nondeductible expenses and other, net	0.6	0.6	1.0

Total	38.2%	38.2%	38.5%

On July 1, 2005, the Company acquired the stock of Housecall. The financial statements reflect the acquisition under the purchase method of accounting. The Company recorded an additional net deferred tax asset of approximately $0.3 million related to additional purchase accounting adjustments during 2006.

As of December 31, 2006, the Company had a federal net operating loss carry forward of $0.4 million and a capital loss carry forward of $23.3 million, both of which may be available to offset future taxable income. The use of the pre-2002 federal net operating losses acquired in the Housecall acquisition may be fully limited under Internal Revenue Code section 382. Thus, the Company has adjusted the net operating loss deferred tax asset and related valuation allowance against goodwill. The capital loss carry forward will expire in 2010.

The Company also has state net operating loss carry forwards of approximately $153 million.

Valuation allowances have been established against the deferred tax assets to the extent it has been determined realization of these deferred tax assets is not more likely than. Deferred tax assets related to the Housecall acquisition were established through purchase accounting. Any future changes in these determinations could result in either a decrease or increase in the provision for income taxes or goodwill to the extent the change in valuation allowance is attributable to a change in realizability of deferred tax assets existing and acquired under purchase accounting.

The valuation allowance decreased $19.2 million from the prior year, composed of an increase of $4.9 million related to the Housecall acquisition, which was accounted for through purchase accounting, the write-off of $22.4 million related to the pre-2002 Housecall federal net operating losses that are fully limited under Internal Revenue Code Section 382 and $1.7 million due to a change in estimate related to utilization of state net operating losses. The $1.7 million valuation allowance release due to a change in estimate related to utilization of state net operating loses consists of a $2.0 million decrease in the established reserve through the purchase accounting of Housecall, offset by a $0.3 million increase in the current year provision for income taxes.

The Company received a current year benefit of $1.1 million related to federal income tax credits of approximately $1.7 million as a result of Federal tax relief legislation enacted as a result of Hurricanes Katrina, Rita and Wilma. This amount has been reflected as a reduction to the estimated income tax expense in 2006.

7. CAPITAL STOCK:

The Company is authorized by its Articles of Incorporation to issue 30,000,000 shares of common stock, $0.001 par value and 5,000,000 shares of preferred stock, $0.001 par value, of which 25,798,723 shares of common stock and no shares of preferred stock are issued and outstanding at December 31, 2006. The Board of Directors is authorized to fix the dividend rights and terms, conversion and voting rights, redemption rights and other privileges and restrictions applicable to the preferred stock.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

On October 24, 2006, the Company’s Board of Directors approved a four-for-three stock split of its common stock effected in the form of a 33 1/3% stock dividend that was paid on December 4, 2006 to holders of record as of November 27, 2006. Each stockholder of record at the close of business on November 27, 2006, received one additional share for every three outstanding shares held. Any fractional shares resulting from the stock split were rounded up such that one whole share of common stock was delivered to any stockholder of record in lieu of a fractional share. The Company retained the current par value of $0.001 per share for all shares of common stock. All references in this note regarding share data have been adjusted to reflect the effect of the stock split for all periods presented.

On October 4, 2006, the Company and the former owners of a group of home health agencies purchased by the Company, entered into a settlement agreement related to 163,809 shares of Company common stock that were placed in escrow in 1998 as a part of the original purchase price. As designated in the settlement agreement, 60,167 shares were released to the former owners; 6,666 shares were released to a third party in full settlement of a related lawsuit where both the former owners and the Company were named defendants; and 96,976 shares were released back to the Company. The Company recognized the 96,976 shares as Treasury stock and approximately $0.3 million as Other income in the fourth quarter of 2006 as a result of the settlement.

On November 22, 2006, the Company sold, through a public offering, 3.0 million shares of its common stock at a per common share price of $41.50 (before giving effect for the four-for-three stock split). The net proceeds from this offering were approximately $118.0 million, after deducting estimated underwriting discounts and offering expenses of approximately $6.5 million.

Stock Options, Warrants and Non-vested Stock

The Company’s Statutory Stock Option Plan (the “Plan”) provides stock options to key employees. The Plan is administered by the Compensation Committee that determines, within the provisions of the Plan, those eligible employees to whom, and the times at which, options shall be granted. Each option granted under the Plan is exercisable for one share of common stock, unless adjusted in accordance with the provisions of the Plan. Options may be granted for a number of shares not to exceed, in the aggregate, approximately 4.1 million shares of common stock at an option price per share of no less than the greater of (a) 100% of the fair value of a share of common stock on the date the option is granted or (b) the aggregate par value of the shares of common stock on the date the option is granted. If a stock option is granted to any owner of 10% or more of the total combined voting power of the Company and its subsidiaries, the option price is to be at least 110% of the fair value of a share of common stock on the date the option is granted. Each option vests ratably over an 18 month-to-three year period, with the exception of those issued under contractual arrangements that specify otherwise, and may be exercised during a period as determined by the Compensation Committee or as otherwise approved by the Compensation Committee, not to exceed ten years from the date such option is granted.

The Company’s Directors’ Stock Option Plan (the “Directors’ Plan”) provides stock options to directors. The Directors’ Plan is administered by the Board of Directors in accordance with the provisions of the Directors’ Plan. Each option granted under the Directors’ Plan is exercisable for one share of common stock, unless adjusted in accordance with the provisions of the Directors’ Plan. Options may be granted for a number of shares not to exceed, in the aggregate, 0.5 million shares of common stock. The option price is to be the fair value, which is the closing price of a share of common stock on the last preceding business day prior to the date as to which fair value is being determined, or on the next preceding business day on which such common stock is traded, if no shares of common stock were traded on such date. Each option vests ratably over an eighteen month-to-three year period and may be exercised during a period not to exceed ten years from the date such option is granted.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

At December 31, 2006, the Company had 50,667 warrants outstanding with an exercise price of $10.80 per share. The warrants were issued in connection with a November 2003 private placement.

During 2006, the Company issued 80,667 shares of non-vested stock with vesting terms ranging from one to five years. All shares were outstanding as of December 31, 2006.

Employee Stock Purchase Plan (“ESPP”)

The Company has a plan whereby eligible employees may purchase the Company’s common stock at 85% of the market price at the time of purchase. There are approximately 1.3 million shares reserved for this plan and, as of December 31, 2006, there were 64,144 shares available for future issuance. The following is a detail of the purchases that were made under the plan:

Employee Stock Purchase Plan Period	Shares Issued	Price
2004 and Prior	1,105,256	$3.45
January 1, 2005 to March 31, 2005	15,477	19.28
April 1, 2005 to June 30, 2005	17,245	18.44
July 1, 2005 to September 30, 2005	15,928	24.04
October 1, 2005 to December 31, 2005	19,183	24.86
January 1, 2006 to March 31, 2006	24,341	22.15
April 1, 2006 to June 30, 2006	29,277	21.53
July 1, 2006 to September 30, 2006	20,687	25.29
October 1, 2006 to December 31, 2006	21,795	27.94

	1,269,189

Share-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), using the modified prospective approach. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock option grants in accordance with APB No. 25 and, accordingly, recognized no compensation expense for stock option grants when the issuance price of the options was equal to or above the market value of the stock on the date of grant.

Under the modified prospective approach, SFAS No. 123(R) applies to new awards issued on or after January 1, 2006, as well as awards that were outstanding and unvested as of December 31, 2005, including those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the year ended December 31, 2006, includes compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, in accordance with the original provisions of SFAS No. 123. Prior periods were not restated to reflect the impact of adopting the new standard. During the year ended December 31, 2006, the Company granted no stock option shares.

As a result of adopting SFAS No. 123(R), the Company’s income before taxes, net income and basic and diluted earnings per share for the year ended December 31, 2006 were $2.6 million, $1.6 million, $.07 and $.07 lower, respectively, than if the Company had continued to account for share based compensation under APB No. 25 for its stock option grants. The Company also reclassified unearned share-based compensation to Additional paid-in capital in the accompanying consolidated balance sheet as of January 1, 2006 as a result of this standard.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options. In addition, the Company receives an additional tax deduction when non-vested stock vests at a higher value than the value used to recognize compensation expense at the date of grant. Prior to adoption of SFAS No. 123(R), the Company reported all tax benefits resulting from the award of equity instruments as operating cash flows in its consolidated statements of cash flows. In accordance with SFAS No. 123(R), the Company is required to report excess tax benefits from the award of equity instruments as financing cash flows. Excess tax benefits will be recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes. For the year ended December 31, 2006, net cash proceeds from the exercise of stock options was $2.8 million for the year ended December 31, 2006, and the tax benefit that was reported as financing cash flows rather than operating cash flows, as required by SFAS No. 123(R), was $1.2 million.

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods. There were no stock options granted during 2006.

For the Year Ended December 31,
	2005	2004
Risk-free interest rates	3.53-5.16%	3.53-5.16%
Expected life of options (in years)	5-10	5-10
Expected volatility	41.19-105.71%	42.88-105.71%
Dividend yield	—	—

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercise patterns for these same homogeneous groups and the implied volatility of the Company’s stock price.

At December 31, 2006, there was $1.0 million of unrecognized compensation cost related to share-based payments that is expected to be recognized over a weighted-average period of 1.8 years.

The following table represents stock option activity for the year ended December 31, 2006:

	Number of Shares	Weighted average exercise price	Weighted average contractual life
Outstanding options at beginning of period	1,397,700	$16.18
Granted	—	—
Exercised	(213,077)	13.19
Canceled, forfeited or expired	(77,392)	23.30

Outstanding options at end of period	1,107,231	$16.29	6.81

Outstanding exercisable at end of period	934,648	$15.24	6.60

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Options available for future stock option grants to employees and directors under existing plans were 1,664,687 and 224,800, respectively, at December 31, 2006. The aggregate intrinsic value of options outstanding at December 31, 2006 was $18.4 million and the aggregate intrinsic value of options exercisable was $16.5 million. The intrinsic value of options exercised was $3.4 million for the year ended December 31, 2006. The weighted-average grant date fair value of options granted was $13.36 and $12.21 for the years ended December 31, 2005 and 2004, respectively. In addition, the intrinsic value of options exercised was $8.6 million and $7.4 million for the years ended December 31, 2005 and 2004, respectively.

The following table summarizes non-vested stock option activity for the year ended December 31, 2006:

	Number of shares	Weighted average grant date fair value
Non-vested stock options at beginning of period	433,576	$12.65
Granted	—	—
Vested	(193,655)	16.86
Forfeited	(67,338)	22.87

Non-vested stock options at end of period	172,583	$10.42

Non-vested Stock

From time to time, the Company issues shares of non-vested stock with vesting terms ranging from one to five years. The following table summarizes the compensation expense that was included in general and administrative expenses in the accompanying consolidated income statements related to these non-vested stock grants (Amounts in thousands):

	For the Year Ended December 31,
	2006	2005	2004
Compensation expense	$813	$334	$22

The following table presents the shares that were granted and outstanding as of December 31, 2006:

	Number of shares	Weighted average grant date fair value
Non-vested stock at beginning of period	41,018	$23.99
Granted	80,667	28.95
Vested	(11,585)	26.48
Forfeited	—	—

Non-vested stock at end of period	110,100	$27.36

At December 31, 2006, there was $2.1 million of unrecognized compensation cost related to non-vested stock that is expected to be recognized over a weighted-average period of 3.8 years.

8. COMMITMENTS AND CONTINGENCIES:

Legal Proceedings

From time to time, the Company and its subsidiaries are defendants in lawsuits arising in the ordinary course of the Company’s business. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

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

Legislation

Federal and State Anti-Kickback Laws

As a provider under the Medicare and Medicaid systems, the Company is subject to the various anti-fraud and abuse laws, including the federal health care programs’ anti-kickback statute and, where applicable, their state law counterparts. These laws prohibit any offer, payment, solicitation or receipt of any form of remuneration to induce or reward the referral of business reimbursable under a federal health care program or in return for the purchase, lease, order, arranging for, or recommendation of items or services covered by any federal health care programs or any health care plans or programs that are funded by the United States government (other than certain federal employee health insurance benefits) and certain state health care programs that receive federal funds under various programs, such as Medicaid. A related law forbids the offer or transfer of any item or service for less than fair market value, or certain waivers of co-payment obligations, to a beneficiary of Medicare or a state health care program that is likely to influence the beneficiary’s selection of health care providers. Violations of the anti-fraud and abuse laws can result in the imposition of substantial civil and criminal penalties and, potentially, exclusion from furnishing services under any federal health care programs. In addition, the states in which the Company operates generally have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers where they are designed to obtain the referral of patients from a particular provider.

Stark Laws

Congress adopted legislation in 1989, known as the “Stark law,” that generally prohibits a physician from ordering clinical laboratory services for a Medicare beneficiary where the entity providing that service has a financial relationship (including direct or indirect ownership or compensation relationships) with the physician (or a member of his/her immediate family), and prohibits such entity from billing for or receiving reimbursement for such services, unless a specified exception is available. Additional legislation, known as “Stark II,” became effective January 1, 1993. That legislation extends the Stark law prohibitions to services under state Medicaid programs and beyond clinical laboratory services to all “designated health services,” including, but not limited to, home health services, durable medical equipment and supplies, parenteral and enteral nutrients, equipment and supplies. Violations of the Stark laws may also trigger civil monetary penalties and program exclusion. Pursuant to Stark II, physicians who are compensated by the Company will be prohibited from seeking reimbursement for designated health services rendered to such patients unless an exception applies. One such exception management uses is a safe harbor that allows the Company to contract with certain physicians at fair market value to provide consulting work to its agencies. Another such exception that management makes use of is a safe harbor allowing the Company to lease office space from certain physicians at fair market value for legitimate and commercially reasonable business purposes. Several of the states in which the Company conducts business have also enacted statutes similar in scope and purpose to the federal fraud and abuse laws and the Stark laws.

HIPAA

The Health Insurance Portability and Accountability Act (“HIPAA”) was enacted August 21, 1996 to assure health insurance portability, reduce health care fraud and abuse, guarantee security and privacy of health

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

information and enforce standards for health information. Organizations were required to be in compliance with certain HIPAA provisions relating to security and privacy beginning April 14, 2003. Organizations are subject to significant fines and penalties if found not to be compliant with the provisions outlined in the regulations. Regulations issued pursuant to HIPAA impose ongoing obligations relative to training, monitoring and enforcement and management has implemented processes and procedures to ensure continued compliance with these regulations.

Pursuant to the provisions of HIPAA, covered health care providers are required to be compliant with the regulation’s electronic Health Care Transactions and Code Sets Requirements. In conformity with these federal regulations, the Company is now capable of transmitting data in the new standard format.

Operating Leases

The Company and its subsidiaries have leased office space at various locations under non-cancelable agreements that expire between 2007 and 2011, and require various minimum annual rentals. The Company’s typical operating leases are for lease terms of three to five years and may include, in addition to base rental amounts, certain landlord pass-thru costs for the Company’s pro-rata share of the lessor’s real estate taxes, utilities and common area maintenance costs. Some of the Company’s operating leases contain escalation clauses, in which annual minimum base rentals increase over the term of the lease.

Total minimum rental commitments at December 31, 2006 are as follows (Amounts in thousands):

Year ended December 31,
2007	$11,796
2008	9,238
2009	7,128
2010	4,285
2011	1,504

Total	$33,951

Rent expense for non-cancelable operating leases was $14.7 million, $11.6 million, and $5.0 million, for the years ended December 31, 2006, 2005, and 2004, respectively.

Guarantees

As of December 31, 2006, the Company had issued guarantees totaling $3.2 million related to office leases of subsidiaries.

Insurance

The Company is obligated for certain costs under various insurance programs, including employee health, workers’ compensation and professional liability, and while it maintains various insurance programs to cover these risks, the Company is self-insured for a substantial portion of its potential claims. Management recognizes the Company’s obligations associated with these costs in the period in which a claim is incurred, including with respect to both reported claims and claims incurred but not reported, up to specified deductible limits. These costs have generally been estimated based on independent actuarial analysis and historical data of the Company’s claims experience. Such estimates, and the resulting reserves, are reviewed and updated on a quarterly basis.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The Company is self-insured for employee health claims up to contractual policy limits. Claims in excess of $150,000 are insured by a third party insurance carrier. As of both December 31, 2006 and 2005, the Company’s accrual for both outstanding and incurred but not reported claims was $2.5 million based upon independent actuarial estimates. As of December 31, 2006 these obligations were partially collateralized by deposits of $0.8 million.

The Company is self-insured for workers’ compensation claims up to $250,000. Claims in excess of $250,000 are insured by a third party insurance carrier. The Company has elected to either fund its carrier with a letter of credit or a deposit for the purpose of guaranteeing the payment of claims. Deposits may be depleting or non-depleting. A depleting deposit allows the carrier to draw upon the funds in order to pay the claims. Where a non-depleting deposit has been provided, the carrier invoices the Company each month for reimbursement of claims that it has paid. As of December 31, 2006 and 2005, the Company’s accrual for both outstanding and incurred but not reported claims, as determined by an independent actuarial estimate, was $8.7 million and $8.4 million, respectively, of which $3.4 million and $3.2 million, respectively, is included in Other long-term obligations on the Company’s consolidated balance sheet. As of December 31, 2006 and 2005, the Company’s obligations were partially collateralized by deposits with the carriers net of claims already paid of $3.2 million and $9.0 million, respectively and outstanding letters of credit totaled $4.8 million and $0.1 million, respectively.

The Company maintains insurance coverage with per case deductible limits of $100,000 with respect to professional liability. As of December 31, 2006 and 2005 the accrual for both outstanding claims and incurred but not reported claims was $1.2 million and $1.5 million, respectively, based upon actual claims outstanding and actuarial estimates.

In the case of potential liability with respect to employment and other matters where litigation may be involved, or where no insurance coverage is available, the Company’s policy is to use advice from both internal and external counsel as to the likelihood and amount of any potential cost. Such estimates, and the resulting reserves, are reviewed and updated on a quarterly basis. The Company maintained reserves of $0.1 million and $0.8 million for all such claims as of December 31, 2006 and 2005, respectively.

The estimate for claims incurred under certain employee-related liabilities has been discounted at the prevailing risk-free rate for government issues of an appropriate duration as of December 31, 2006. All other self-insured liabilities are undiscounted. The Company maintains directors’ and officers’ insurance with an aggregate annual limit of $15.0 million.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

9. 401(k) BENEFIT PLAN:

The Company maintains a plan qualified under Section 401(k) of the Internal Revenue Code for all employees who have reached 21 years of age, effective the first month after hire date. Under the plan, eligible employees may elect to defer a portion of their compensation, subject to Internal Revenue Service limits. The Company may make matching contributions equal to a discretionary percentage of the employee’s salary deductions. Such contributions are made in the form of common stock of the Company, valued based upon the fair value of the stock as of the end of each calendar quarter end. The Company contributed approximately $7.0 million, $3.4 million and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company’s accounting policy has been to recognize a benefit cost reduction upon completion of its 401(k) plan annual audit. This benefit cost reduction is related to forfeitures from the previous calendar year, for unvested employer matching contributions where former employees are no longer participating in the Company’s 401(k) plan. However, management determined that it could rely on the interim reporting of the 401(k) plan administrator as of December 31, 2006, thus management elected to change its accounting policy to recognize the forfeitures in each interim period in which they occur.

10. AMOUNTS DUE TO AND DUE FROM MEDICARE:

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

As of December 31, 2006, the Company estimates an aggregate payable to Medicare of $6.1 million, all of which is reflected as a current liability in the accompanying consolidated balance sheet. The Company does not expect to fully liquidate in cash the entire $6.1 million due Medicare in 2006 but may be obligated to do so if mandated by Medicare. The $6.1 million payable to Medicare is comprised of $5.1 million of cost report reserves and $1.0 million of PPS related reserves as more fully described below.

Cost Report Reserves

The fiscal intermediary, acting on behalf of Medicare, has finalized its audits with respect to 1999 and 2000 for Housecall, which the Company acquired on July 1, 2005. The Company agreed to pay approximately $3.3 million in full settlement of cost reports related to these years, of which $3.2 million had been paid as of December 31, 2006, with the remainder expected to be paid in the near future. The Company had originally estimated its liability at $4.5 million and reduced reserves in excess of the actual settlement by approximately $1.2 million as an adjustment to Goodwill. The reduction had no impact on the Company’s net income, earnings per share or cash flow for the year ended December 31, 2006.

A balance of approximately $5.1 million as of December 31, 2006, is reserved for open cost reports through October 2000 that have not been settled. At the time when these audits are completed and final assessments are issued, the Company may apply to Medicare for repayment over a thirty-six month period, although there is no assurance that such applications will be agreed to, if sought. These amounts relate to the Medicare payment system in effect until October 2000, under which Medicare provided periodic interim payments to the Company, subject to audit of cost reports submitted by the Company and repayment of any overpayments by Medicare to the Company.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Included in cost report reserves is a $3.1 million Medicare settlement obligation of a wholly owned subsidiary of the Company that is currently in bankruptcy, and it is not clear whether the Company will have any responsibility for that amount if the debt of the subsidiary is discharged in bankruptcy.

The following table summarizes the cost report activity included in the amounts due to/from Medicare related to Cost Reports (Amounts in thousands):

Cost report reserves
Amounts recorded at December 31, 2003	$6,843
Settlements received	29

Amounts recorded at December 31, 2004	6,872
Cash payments made in settlement of Medicare claims	(733)
Assumed estimated liabilities of acquired companies	4,468
Change in estimated amounts owed to Medicare included in net service revenue	(1,100)

Amounts recorded at December 31, 2005	9,507
Cash payments made in settlement of Medicare claims	(3,238)
Change in estimated liabilities of acquired companies (recorded to Goodwill)	(1,169)
Change in estimated amounts owed to Medicare included in net service revenue	(5)

Amounts recorded at December 31, 2006	$5,095

Medicare PPS Reserves

The remaining balance of approximately $1.0 million as of December 31, 2006, which is unchanged from December 31, 2005, is related to a notification from CMS that it intended to make certain recoveries of amounts overpaid to providers for the periods dating from the inception of PPS on October 1, 2000 through particular dates in 2003 and 2004. CMS advised the industry that it would seek recovery of overpayments that were made for patients who had, within 14 days of admission, been discharged from inpatient facilities, including hospitals, rehabilitation centers and skilled nursing units. The Company continues to evaluate this liability and has estimated a reserve of approximately $1.0 million as of December 31, 2006. These reserves are included in the current portion of Medicare liabilities.

The following table summarizes the PPS activity included in the amounts due to/from Medicare (Amounts in thousands):

Amounts recorded at December 31, 2004	$2,453
Cash payments made to Medicare	(535)
Net reduction in reserves	(874)

Amounts recorded at December 31, 2005	1,044
Cash payments made to Medicare	—
Net reduction in reserves	—

Amounts recorded at December 31, 2006	$1,044

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

11. VALUATION AND QUALIFYING ACCOUNTS:

The following table summarizes the activity and ending balances in the allowance for doubtful accounts (Amounts in thousands):

Year ended December 31,	Balance at beginning of Year	Acquired through acquisition	Costs and expenses	Deductions	Balance at end of Year
2006	$12,387	$82	$11,390	$(13,989)	$9,870
2005	3,751	4,220	5,093	(677)	12,387
2004	3,008	—	3,055	(2,312)	3,751

12. UNAUDITED SUMMARIZED QUARTERLY FINANCIAL INFORMATION:

The following is a summary of the unaudited quarterly results of operations. See accompanying accountants’ review report on unaudited information included in this filing (Amounts in thousands, except per share data):

	Revenue	Net income	Net income per share (1) (2)
			Basic	Diluted
2006:
1st Quarter	$127,187	$7,284	$0.34	$0.34
2nd Quarter	132,910	9,053	0.43	0.42
3rd Quarter	137,041	10,559	0.49	0.48
4th Quarter	144,010	11,359	0.49	0.48

	$541,148	$38,255	1.75	1.72

2005:
1st Quarter	$70,437	$7,110	$0.35	$0.34
2nd Quarter	80,061	7,930	0.38	0.38
3rd Quarter	112,166	7,760	0.37	0.36
4th Quarter	118,894	7,302	0.35	0.34

	$381,558	$30,102	1.45	1.41

(1)

The per share information presented above for the first three quarters of 2006 and all periods for the year ended December 31, 2005 have been adjusted to reflect the four-for-three stock split effected in the form of a 33 1/3% stock dividend for holders of record as of November 27, 2006.

(2)	Because of the method used in calculating per share data, the quarterly per share data may not necessarily total to the per share data as computed for the entire year.

13. SUBSEQUENT EVENTS:

On January 29, 2007, a federal judge from the United States Bankruptcy Court in the Northern District of Oklahoma (“bankruptcy court”) overseeing the 1998 Chapter 7 federal bankruptcy protection proceedings for Alliance Home Health, Inc. issued an order approving a proposed distribution of funds to creditors. The case is still subject to the issuance of a final closing order, at which time the Company will be informed of its final obligation, if any. Until such time as the final closing order is issued, the Company will continue to consolidate the Alliance contingencies that net to a $4.2 million dollar liability.