Form 10-Q
period 2007-03-31
AMEDISYS INC
filed 2007-05-01
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-24260

AMEDISYS, INC.

(Exact Name of Registrant as Specified in Charter)

Delaware	11-3131700
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5959 S. Sherwood Forest Blvd., Baton Rouge, LA 70816

(Address of principal executive offices including zip code)

(225) 292-2031 or (800) 467-2662

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 25,955,484 shares outstanding as of April 25, 2007.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31, 2007 (unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$107,483	$84,221
Restricted cash	5,921	4,797
Patient accounts receivable, net	67,930	74,929
Prepaid expenses	5,091	4,133
Other current assets	3,887	11,125

Total current assets	190,312	179,205

Property and equipment, net	55,401	52,960
Goodwill	219,061	213,032
Intangible assets, net	12,741	12,733
Other assets, net	5,600	5,826

Total assets	$483,115	$463,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,916	$14,339
Accrued expenses	53,833	46,587
Obligations due Medicare	5,927	6,139
Current portion of long-term obligations	3,779	3,223
Current portion of deferred income taxes	8,280	11,630

Total current liabilities	82,735	81,918

Long-term obligations, less current portions	2,555	2,114
Deferred income taxes	12,057	10,781
Other long-term obligations	5,785	4,936

Total liabilities	103,132	99,749

Stockholders’ equity:
Common stock, $0.001 par value, 30,000,000 shares authorized; 25,992,248 and 25,902,210 shares issued at March 31, 2007 and December 31, 2006, respectively, and 25,888,084 and 25,798,723 shares outstanding at March 31, 2007 and December 31, 2006, respectively	26	26
Additional paid-in capital	282,638	279,553
Treasury stock at cost, 104,164 and 103,487 shares of common stock held at March 31, 2007 and December 31, 2006, respectively	(403)	(379)
Retained earnings	97,722	84,807

Total stockholders’ equity	379,983	364,007

Total liabilities and stockholders’ equity	$483,115	$463,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands, except per share data)

(Unaudited)

	For the three-month periods ended March 31,
	2007	2006
Net service revenue	$153,581	$127,187
Cost of service, excluding depreciation and amortization	67,034	55,770
General and administrative expenses:
Salaries and benefits	37,277	32,145
Non-cash compensation	731	596
Other	25,106	23,583
Depreciation and amortization	2,741	2,373

Operating expenses	132,889	114,467

Operating income	20,692	12,720
Other income (expense):
Interest income	956	206
Interest expense	(93)	(1,124)
Miscellaneous, net	155	100

Total other income (expense)	1,018	(818)

Income before income taxes	21,710	11,902
Income tax expense	8,445	4,618

Net income	$13,265	$7,284

Net income per common share:
Basic	$0.52	$0.34

Diluted	$0.51	$0.34

Weighted average shares outstanding:
Basic	25,634	21,203

Diluted	26,041	21,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the three-month periods ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$13,265	$7,284
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,741	2,373
Provision for bad debts	2,552	2,009
Non-cash compensation expense	731	596
401(k) employer match expense	493	1,471
Loss (gain) on disposal of property and equipment	48	(9)
Deferred income taxes	(2,953)	—
Amortization of deferred debt issuance costs	—	121
Changes in assets and liabilities, net of impact of acquisitions:
Decrease (increase) in patient accounts receivable	4,599	(1,272)
Decrease (increase) in other current assets	6,280	(365)
Decrease (increase) in other assets	226	(891)
(Decrease) in accounts payable	(3,362)	(22,001)
Increase in accrued expenses	10,690	4,191
(Decrease) in other long-term obligations	(58)	—
(Decrease) in obligations due Medicare	(211)	(6)

Net cash provided by (used in) operating activities	35,041	(6,499)

Cash Flows from Investing Activities:
Proceeds from sales and maturities of short-term investments	34,200	—
Proceeds from the sale of property and equipment	16	49
Deposits into restricted cash	(1,124)	—
Acquisitions of businesses, net of cash acquired	(4,396)	(4,091)
Purchases of property and equipment	(7,232)	(4,676)
Purchases of short-term investments	(34,200)	—

Net cash (used in) investing activities	(12,736)	(8,718)

Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options	1,010	458
Proceeds from issuance of stock to employee stock purchase plan	599	295
Tax benefit from stock option exercises	251	232
Proceeds from short-term revolving line of credit	—	10,000
Principal payments of long-term obligations	(903)	(3,523)

Net cash provided by financing activities	957	7,462
Net increase (decrease) in cash and cash equivalents	23,262	(7,755)
Cash and cash equivalents at beginning of period	84,221	17,231

Cash and cash equivalents at end of period	$107,483	$9,476

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$91	$1,051

Cash paid for 2005 payroll taxes under Hurricane Relief Act extended deadlines	$—	$18,773

Cash paid for income taxes, net of refunds received	$777	$874

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
Notes payable issued for acquisitions	$1,900	$1,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Nature of Operations

Amedisys, Inc., a Delaware corporation, is a multi-state provider of home health and hospice services with approximately 91% of its net service revenue derived from Medicare for the three-month period ended March 31, 2007. The Company operated 273 Medicare-certified home health agencies and 17 Medicare-certified hospice agencies in 19 states primarily located in the Southern and Southeastern United States at March 31, 2007. In the three-month period ended March 31, 2007, the Company added one home health and two hospice agencies through acquisitions, initiated operations at 12 new home health agencies and one hospice agency, and closed one home health agency.

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company’s financial position at March 31, 2007 and December 31, 2006, the results of operations for the three-month periods ended March 31, 2007 and 2006 and cash flows for the three-month periods ended March 31, 2007 and 2006. The results of operations for the interim periods presented is not necessarily indicative of results of operations for the entire year and have not been audited by the Company’s independent auditors. Readers of this report should also refer to the Company’s consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission (“SEC”) on February 20, 2007.

The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles (“GAAP”). In preparing the condensed consolidated financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, certain reclassifications have been made to the prior period’s financial statements in order to conform to the current period’s presentation. As a result of the Company’s rapid growth, partially through acquisition, operating results may not be comparable for the periods that are presented.

2. Stock-Based Compensation

The Company has two stock option plans that are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures and other provisions of the award. Readers should refer to note 7 of the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on February 20, 2007, for additional information related to these stock-based compensation plans.

The Company accounts for its stock-based compensation plans using the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised) (“SFAS 123(R)”), Share-Based Payment.

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards. The assumptions used are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercise patterns for these same homogeneous groups and the implied volatility of its stock price. The Company did not grant any stock option awards during either of the three-month periods ended March 31, 2007 or 2006.

Net cash proceeds from the exercise of stock options were $1.0 million and $0.5 million for the three-month periods ended March 31, 2007 and 2006, and the income tax benefit from stock option exercises was $0.3 million and $0.2 million for the same periods.

At March 31, 2007, there was $0.8 million of unrecognized compensation cost related to stock-based payments that are expected to be recognized over a weighted-average period of 1.58 years.

The following table summarizes the compensation expense that was included in General and administrative expenses in the accompanying condensed consolidated income statements related to these stock option grants for the periods indicated below (amounts in thousands):

	For the three-month periods ended March 31,
	2007	2006
Stock option compensation expense	$244	$371

The following table summarizes stock option award activity for the three-month period ended March 31, 2007:

	Number of Shares	Weighted average exercise price	Weighted average contractual life
Outstanding options at beginning of period	1,107,231	$16.29
Granted	—	—
Exercised	(55,737)	18.12
Canceled, forfeited or expired	(222)	13.58

Outstanding options at end of period	1,051,272	$16.20	6.81

Options exercisable at end of period	950,834	$15.14	6.65

Options available for future stock option award grants to employees and directors under existing plans were 1,678,243 and 224,800, respectively, at March 31, 2007. The aggregate intrinsic value of outstanding options at March 31, 2007 was $17.1 million and the aggregate intrinsic value of options exercisable was $16.4 million. Total intrinsic value of options exercised was $0.8 million for the three-month period ended March 31, 2007.

The following table summarizes non-vested stock option award activity for the three-month period ended March 31, 2007:

	Number of shares	Weighted average grant date fair value
Non-vested stock options at beginning of period	172,583	$10.42
Granted	—	—
Vested	(71,923)	9.05
Forfeited	(222)	8.73

Non-vested stock options at end of period	100,438	$11.40

Non-vested Stock

From time to time, the Company issues shares of non-vested stock with vesting terms ranging from one to five years. The following table summarizes the compensation expense that was included in General and administrative expenses in the accompanying condensed consolidated income statements related to these non-vested stock award grants (amounts in thousands):

	For the three-month periods ended March 31,
	2007	2006
Non-vested stock compensation expense	$370	$129

The following table presents the non-vested shares that were granted and outstanding as of March 31, 2007:

	Number of shares	Weighted average grant date fair value
Non-vested stock at beginning of period	110,100	$27.36
Granted	10,500	32.11
Vested	(2,220)	28.67
Forfeited	(13,334)	31.01

Non-vested stock at end of period	105,046	$27.25

At March 31, 2007, there was $1.5 million of unrecognized compensation cost related to non-vested stock award payments that is expected to be recognized over a weighted-average period of 3.71 years.

Warrants

At March 31, 2007, the Company had 50,667 warrants outstanding with an exercise price of $10.80 per share. The warrants were issued in connection with a November 2003 private placement.

3. Revenue Recognition and Accounts Receivable

The Company earns revenues through its home health and hospice agencies by providing a variety of services in the homes of its patients. The Company is dependent on reimbursement from Medicare for a significant portion of its revenues. It derived approximately 91% and 93% of its net service revenue from the Medicare system and the remaining 9% and 7% from Medicaid, private insurance companies and private payors for the three-month periods ended March 31, 2007 and 2006, respectively.

Medicare Revenue Recognition

On October 1, 2000, Medicare began paying home health providers at fixed, predetermined rates for services and supplies bundled into 60-day episodes of home health care. An episode of home health care spans a 60-day period, starting with the first day a billable visit is furnished to a Medicare beneficiary and ending 60 days later or upon discharge. If a patient is still in treatment on the 60th day, a new episode begins on the 61st day regardless of whether a billable visit is rendered on that day and ends 60 days later. The first day of a consecutive episode, therefore, is not necessarily the new episode’s first billable visit. A base episode payment is established by the Medicare Program through federal legislation for all episodes of care, as follows:

Period	Base episode payment (1)
January 1, 2005 through December 31, 2006 (2)	$2,264
January 1, 2007 through December 31, 2007	2,339

(1)	The actual episode payment rates, as presented in the table, vary depending on the home health resource groups (“HHRGs”) to which Medicare patients are assigned and the per episode payment is typically reduced or increased by such factors as the patient’s clinical, functional, and services utilization characteristics.

(2)	In November 2006, CMS announced a 3.3% increase to Medicare home health rates for episodes ending on or after January 1, 2007 and before January 1, 2008. Episodes that began prior to December 31, 2006 but did not conclude until subsequent to December 31, 2006 were reimbursed at the rate in effect for 2007. The rate change was also accompanied by a discontinuation of a temporary 5.0% add-on for rural home health agencies in 2007, except for those episodes that began before January 1, 2007. The market basket increase was also accompanied by a requirement that each home health agency submit required quality data using Outcome and Assessment Information Set (“OASIS”), which the Company is currently doing on a daily basis. As a result of the Company’s daily reporting compliance using OASIS, management anticipates receiving the entire market basket increase.

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

Deferred revenue of approximately $38.5 million and $26.1 million relating to the Medicare PPS program was included as a reduction to the current portion of the Company’s Patient accounts receivable in the condensed consolidated balance sheets as of March 31, 2007 and December 31, 2006, respectively, since only a nominal amount of deferred revenue represents cash collected in advance of providing services.

Hospice Medicare Revenue Recognition

Hospice services are generally billed to Medicare weekly for discharged patients and monthly for ongoing care. Each hospice provider is subject to payment caps for inpatient services and the cap is based on inpatient days that cannot exceed 20% of all Medicare hospice days.

Overall Medicare reimbursement is also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of each hospice cap period. On a monthly and quarterly basis, management estimates the Company’s potential cap exposure using information available for both inpatient day limits as well as per beneficiary cap amounts. The total cap amount for each provider is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory amount that is indexed for inflation. The per beneficiary cap amount was $20,585 for the twelve month period ending October 31, 2006. Any amounts received in excess of the beneficiary cap must be refunded to Medicare within fifteen days. As of March 31, 2007, the per beneficiary cap amount had still not been released for fiscal 2007, which is the period from November 1, 2006 to October 31, 2007; however, based upon the fiscal 2006 rate, management does not believe that a rate change will have a material impact on either the Company’s reported financial results, its liquidity or its future financial results.

The Company has settled all years through October 31, 2005 without exceeding any of the cap limits and management believes that, based upon its calculations and historical experience, the Company has not exceeded any of the cap limits and will have no amounts due to the fiscal intermediary for the cap period ending October 31, 2006, which is expected to be settled in mid-2007.

Management believes that changes to one or more of the factors that impact the accounting estimate for hospice revenue, which are reasonably likely to occur from period to period, will not materially impact the Company’s reported financial results, its liquidity or its future financial results.

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

Collectibility of Accounts Receivable

For the three-month period ended March 31, 2007, the Company’s accounts receivable decreased, net of the allowance for doubtful accounts, from $74.9 million at December 31, 2006 to $67.9 million at March 31, 2007, and days revenue outstanding decreased from 52.9 days at December 31, 2006 to 46.3 days at March 31, 2007. The improvement in days revenue outstanding was primarily due to a decrease in total final unbilled amounts of $6.9 million, an increase in the collections of outstanding patient accounts receivable and the implementation of a new billing system.

The following schedule details the accounts receivable by payor class, aged based upon initial date of service (amounts in thousands, except days revenue outstanding):

At March 31, 2007 (1)(2):

	Current	31-60	61-90	91-120	Over 120	Total
Medicare	$1,469	$20,609	$16,051	$4,163	$9,651	$51,943
Medicaid	1,309	1,218	983	454	2,508	6,472
Private	1,427	3,227	2,937	1,788	12,708	22,087

Total	$4,205	$25,054	$19,971	$6,405	$24,867	80,502

Allowance for doubtful accounts						(12,572)

Patient accounts receivable, net						$67,930

Days revenue outstanding (3)						46.3

December 31, 2006 (1)(2):

	Current	31-60	61-90	91-120	Over 120	Total
Medicare	$4,155	$21,941	$15,708	$6,678	$13,377	$61,859
Medicaid	1,433	1,588	797	516	2,377	6,711
Private	1,884	2,451	2,280	1,513	8,101	16,229

Total	$7,472	$25,980	$18,785	$8,707	$23,855	84,799

Allowance for doubtful accounts						(9,870)

Patient accounts receivable, net						$74,929

Days revenue outstanding (3)						52.9

(1)	Accounts receivable includes final unbilled amounts of $18.0 million and $24.9 million as of March 31, 2007 and December 31, 2006, respectively, that have been aged based upon initial service date.
(2)	As of March 31, 2007, the Company’s aged payor classes were affected by increased collections during the three-month period ended March 31, 2007 and the transitioning of Medicare patients to other insurance carriers, including HMO Advantage programs, which are included in the Private payor class above.
(3)	Due to the Company’s significant acquisitions and its internal growth, the calculation for days revenue outstanding is derived by dividing the ending gross accounts receivable, net of contractual allowances, at March 31, 2007 and December 31, 2006 by the average daily net patient revenues for the three-month periods ended March 31, 2007 and December 31, 2006, respectively.

The process for estimating the ultimate realization of accounts receivable involves judgment with the greatest subjectivity relating to non-Medicare accounts receivable. The collection process begins with a concerted effort to ensure that the billings are accurate.

Medicare

The Company derived approximately 91% of its net service revenue from Medicare for the three-month period ended March 31, 2007. The pre-billing process includes an electronic Medicare claim review referred to as a scrubber to improve the quality of filed claims data in an effort to reduce the volume of collection effort on these accounts. A portion of the estimated Medicare prospective payment system reimbursement from each submitted home health episode is received in the form of a request for accelerated payment (“RAP”). The Company submits a RAP for 60% of the estimated reimbursement for the initial episode at the start of care. The full amount of the episode is billed after the episode has been completed (“final billed”). The RAP received for that particular episode is deducted from the final payment. If a final bill is not submitted within the greater of 120 days from the start of the episode, or 60 days from the date the RAP was paid, any RAPs received for that episode will be recouped by Medicare from any other claims in process for that particular provider. The RAP and final claim must then be re-submitted. For any subsequent episodes of care contiguous with the first episode for a particular patient, the Company submits a RAP for 50% instead of 60% of the estimated reimbursement. Final payments from Medicare may reflect one of five retroactive adjustments: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider before completing the episode; (d) a change-in-condition adjustment if the patient’s medical status changes significantly, resulting in the need for more or less care; or (e) a payment adjustment based upon the level of therapy services required in the population base. Management estimates the impact of these payment adjustments based on historical experience and records this estimate during the period services are rendered as a contractual adjustment to revenue. As such, management believes the amount reflected in accounts receivable accurately represents the amount management believes will be reimbursed by Medicare.

Non-Medicare

The Company derived approximately 9% of its net service revenue from non-Medicare providers for the three-month period ended March 31, 2007. Non-Medicare accounts are billed based upon payor requirements and include multiple third party payors. Management routinely performs pre-billing reviews to improve the quality of filed claims and utilizes automated systems to assist in improving the quality of electronically submitted claims. To provide for accounts receivable that could become uncollectible in the future, management establishes an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The review and evaluation of non-Medicare accounts includes a detailed review of outstanding balances and special consideration to concentrations of receivables from particular payors or groups of payors with similar characteristics that would subject the Company to any significant credit risk. Where such groups have been identified, management has given special consideration to both the billing methodology and evaluation of the ultimate collectibility of such accounts. In addition, the amount of the provision for bad debts is based upon management’s assessment of historical and expected net collections, business and economic conditions, trends in reimbursement and an evaluation of collectibility based upon the date that the service was provided. Uncollectible accounts are written off when management has determined the account will not be collected. Based upon management’s best judgment, management believes the provision for uncollectible accounts adequately provides for accounts that will not be collected.

4. Acquisitions

Acquisitions

Each of the following acquisitions were completed in order to pursue the Company’s strategy of achieving market presence by expanding its service base and enhancing its position in certain geographic areas as a leading provider of home health services. The purchase price of each acquisition was determined based on the Company’s analysis of comparable acquisitions and expected cash flows. Goodwill generated from the acquisitions was recognized given the expected contributions of each acquisition to the overall corporate strategy. For acquisitions with a purchase price in excess of $10.0 million, the Company employs an independent valuation firm to assist in the determination of the fair value of the acquired assets and liabilities. Each of the acquisitions completed were accounted for as a purchase and are included in the Company’s financial statements from the respective acquisition date.

Summary of 2007 Acquisitions

On March 1, 2007, the Company acquired certain assets and certain liabilities of a home health agency and a hospice agency in Texas for a total purchase price of $4.5 million ($3.0 million in cash and a promissory note of $1.5 million payable in semi-annual installments over a two-year period) and closing costs of $0.2 million. In connection with the acquisition, the Company recorded substantially the entire purchase price plus closing costs as goodwill ($4.5 million) and other intangibles ($0.2 million).

On February 1, 2007, the Company acquired the stock of Horizon’s Hospice Care, Inc., a privately-held provider of hospice services with one hospice agency in the state of Alabama for a total purchase price of $1.6 million ($1.2 million in cash and a promissory note of $0.4 million payable in semi-annual installments over a two-year period). In connection with the acquisition, the Company recorded substantially the entire purchase price as goodwill ($1.5 million) and other intangibles ($0.1 million).

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

On June 1, 2006, the Company acquired certain assets and certain liabilities of three home health agencies in West Virginia for a total purchase price of $3.3 million ($2.6 million in cash and a promissory note of $0.7 million payable in four semi-annual installments with the final payment due January 1, 2008) which was recorded as goodwill ($2.6 million) and other intangibles ($0.7 million).

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

On February 1, 2006, the Company acquired the certificate of need (“CON”) of a single home health agency in South Carolina for a total cash purchase price of $0.2 million and recorded the entire purchase price as other intangibles ($0.2 million).

On January 5, 2006, the Company acquired certain assets of seven home health agencies in central Oklahoma for a total purchase price of $2.7 million ($2.1 million in cash and a three-year promissory note of $0.6 million) and certain assets of an Oklahoma-based therapy-staffing agency for a total purchase price of $2.5 million ($1.75 million in cash and a three-year promissory note of $0.75 million). In connection with these acquisitions, the Company recorded substantially the total aggregated purchase price as goodwill ($4.8 million) and other intangibles ($0.4 million).

5. Details of Certain Balance Sheet Accounts

Additional information regarding certain balance sheet accounts is presented below (amounts in thousands):

	As of
	March 31, 2007	December 31, 2006
Other current assets:
Payroll tax escrow	$1,391	$3,733
Other	2,496	2,382
Income taxes receivable	—	5,010

	$3,887	$11,125

Property and equipment:
Land	$2,507	$2,507
Building and leasehold improvements	21,084	21,157
Equipment and furniture	43,322	40,390
Computer software	10,705	10,413
Construction in progress	713	535

	78,331	75,002
Less: accumulated depreciation	(22,930)	(22,042)

	$55,401	$52,960

	As of March 31, 2007	As of December 31, 2006
Other assets:
Workers’ compensation deposits	$2,921	$3,155
Health insurance deposits	811	811
Other miscellaneous deposits	717	769
Other	1,151	1,091

	$5,600	$5,826

Accrued expenses:
Payroll and payroll taxes	$32,035	$27,346
Self insurance	8,432	7,856
Legal and other settlements	1,391	1,234
Other	11,975	10,151

	$53,833	$46,587

Current portion of long-term obligations:
Long-term debt	$3,439	$2,901
Capital leases	340	322

	$3,779	$3,223

6. Goodwill and Other Intangible Assets

The following table summarizes the activity related to goodwill and other intangible assets for the three-month period ended March 31, 2007 (amounts in thousands):

	Goodwill	Certificates of Need	Acquired Name of Business	Non-Compete Agreements (1)
Balances at December 31, 2006	$213,032	$7,650	$3,300	$1,783
Additions	6,029	—	—	324
Amortization	—	—	—	(316)

Balances at March 31, 2007	$219,061	$7,650	$3,300	$1,791

(1)	The weighted-average amortization period of non-compete agreements is 23 months.

7. Earnings Per Share

Earnings per common share are based on the weighted average number of shares outstanding during the period calculated on the treasury stock method. The following table sets forth the computation of basic and diluted net income per common share for the three-month periods ended March 31, 2007 and 2006 (amounts in thousands, except per share amounts):

	For the three-month periods ended March 31,
	2007	2006
Basic net income per share:
Net income	$13,265	$7,284

Weighted average number of shares outstanding	25,634	21,203

Net income per common share – basic	$0.52	$0.34

Diluted net income per share:
Net income	$13,265	$7,284

Weighted average number of shares outstanding—basic	25,634	21,203
Effect of dilutive securities:
Stock options	333	457
Warrants	34	32
Non-vested stock	40	19

Weighted average number of shares outstanding – diluted	26,041	21,711

Net income per common share – diluted	$0.51	$0.34

For the three-month periods ended March 31, 2007 and 2006, there were 52,885 and 52,184, respectively, of additional securities that were anti-dilutive.

8. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment to FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not believe that the adoption of SFAS No. 159 will have a material impact on the Company’s consolidated financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). This Statement is effective for fiscal years beginning after December 15, 2006, and thus was adopted by the Company during the quarter ended March 31, 2007. FIN 48 provides a two-step approach to recognize and measure tax benefits when the benefits’ realization is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized. Income tax benefits should be recognized when, based on the technical merits of a tax position, the entity believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e. a probability of greater than 50 percent) that the tax position would be sustained as filed. If a position is determined to be more likely than not of being sustained, the reporting enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The cumulative effect of applying the provisions of FIN 48 upon adoption is to be reported as an adjustment to beginning retained earnings. See note 9 for further details.

9. Adoption of FIN 48

Effective January 1, 2007, the Company adopted FIN 48. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations. As a result of the adoption, the Company’s total balance for unrecognized tax benefits is $0.9 million as of March 31, 2007, and is inclusive of $0.5 million of income tax benefits that if recognized in future periods would have an impact on the Company’s future effective tax rate.

In addition, management has accrued and classified as either a component of tax penalties or interest expense in the condensed consolidated financial statements any penalties and interest, to the extent that would be assessed, on any underpayment of income tax. Such accruals and classifications have been and will continue to be the Company’s accounting policy into the future. As of March 31, 2007, management had accrued $0.1 million of interest and penalties relating to unrecognized income tax benefits, which was included in our accrued expenses in the accompanying condensed consolidated balance sheet.

Also, the Company is subject to both federal and state income tax for the jurisdictions within which it operates, with considerable operations in Louisiana, Georgia and Tennessee. Within these jurisdictions, the Company is open to examination for tax years ended December 31, 2003 through December 31, 2005 and for the years ended December 31, 2000 through December 31, 2002, as a result of net operating losses generated and available for carry forward from those years.

As of March 31, 2007, management does not anticipate any significant changes in the balance of unrecognized tax benefits during the next twelve months.

10. Commitments and Contingencies

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

On January 29, 2007, a federal judge from the United States Bankruptcy Court in the Northern District of Oklahoma (“bankruptcy court”) overseeing the Chapter 7 federal bankruptcy protection proceedings for Alliance Home Health, Inc. issued an order approving a proposed distribution of funds to creditors. As of March 31, 2007, the case is still subject to the issuance of a final closing order, at which time the Company will be informed of its final obligation, if any.

Corporate Integrity Agreement

In 1999, we uncovered certain improprieties stemming from the unauthorized conduct of an agency director in an agency we had acquired in Monroe, Louisiana. We self-reported these improprieties to the Office of Inspector General (“OIG”) and following an extensive series of audits, reached a settlement with the Federal government in August 2003, whereby we agreed to repay approximately $1.2 million to the government in three annual payments, the last of which we made in August 2005. As part of the settlement, we also executed the Corporate Integrity Agreement (“CIA”), a three-year arrangement which required, among other things, that we (1) maintain our training and compliance programs; (2) provide additional, specific training in certain areas; (3) conduct annual, independent audits of the Monroe agency; and (4) make timely disclosure of, and repay, overpayments resulting from any potential fraud or abuse of which we became aware. The term of the CIA expired on August 11, 2006. On January 9, 2007, we received formal notice from the OIG that our final annual report had been accepted and that the government was formally terminating our CIA. While we maintain an ongoing administrative obligation solely with regards to record retention, which continues through August 2010, all other substantive and material requirements of the CIA have concluded.

Lease Guarantees

As of March 31, 2007, the Company had issued guarantees totaling $3.0 million related to office leases of subsidiaries.

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

The Company is self-insured for employee health claims up to contractual policy limits. Claims in excess of $200,000 are insured by a third party insurance carrier. As of March 31, 2007 and December 31, 2006, the Company’s accrual for both outstanding and incurred but not reported claims was $2.7 million and $2.5 million, respectively based upon independent actuarial estimates. As of March 31, 2007 and December 31, 2006, these obligations were partially collateralized by deposits of $0.8 million.

The Company is self-insured for workers’ compensation claims up to $250,000. Claims in excess of $250,000 are insured by a third party insurance carrier. The Company has elected to either fund its carrier with a letter of credit or a deposit for the purpose of guaranteeing the payment of claims. Deposits may be depleting or non-depleting. A depleting deposit allows the carrier to draw upon the funds in order to pay the claims. Where a non-depleting deposit has been provided, the carrier invoices the Company each month for reimbursement of claims that it has paid. As of March 31, 2007 and December 31, 2006, the Company’s accrual for both outstanding and incurred but not reported claims, as determined by an independent actuarial estimate, was $8.9 million and $8.7 million, respectively, of which $3.2 million and $3.4 million, respectively, is included in Other long-term obligations on the Company’s condensed consolidated balance sheets. As of March 31, 2007 and December 31, 2006, the Company’s obligations were partially collateralized by deposits with the carriers net of claims already paid of $2.9 million and $3.2 million, respectively, and outstanding letters of credit totaled $5.9 million and $4.8 million, respectively.

The Company maintains insurance coverage with per case deductible limits of $100,000 with respect to professional liability. As of March 31, 2007 and December 31, 2006 the accrual for both outstanding claims and incurred but not reported claims was $1.4 million and $1.2 million, respectively, based upon actual claims outstanding and actuarial estimates.

In the case of potential liability with respect to employment and other matters where litigation may be involved, or where no insurance coverage is available, the Company’s policy is to use advice from both internal and external counsel as to the likelihood and amount of any potential cost. Such estimates, and the resulting reserves, are reviewed and updated on a quarterly basis. The Company maintained reserves of $0.1 million for all such claims as of both March 31, 2007 and December 31, 2006.

The Company maintains directors’ and officers’ insurance with an aggregate annual limit of $20.0 million.

11. Long-Term Debt

Long-term debt, including capital lease obligations, consisted of the following (amounts in thousands):

	As of
	March 31, 2007	December 31, 2006
Promissory notes	$5,656	$4,620
Capital leases	678	717

	6,334	5,337
Less: current portion	(3,779)	(3,223)

Total	$2,555	$2,114

From time to time, the Company has elected to issue promissory notes in conjunction with an acquisition for a portion of the purchase price. The notes that were outstanding as of March 31, 2007 were generally issued for three-year periods, range in amounts between $0.4 million and $2.0 million and bear interest in a range of 6.25% to 9.25%. In certain instances, the notes are paid periodically and in other instances, at maturity. The Company issued $1.9 million in promissory notes during the three-month period ended March 31, 2007, related to its acquisitions.

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

As of March 31, 2007, the Company estimates an aggregate payable to Medicare of $5.9 million, all of which is reflected as a current liability in the accompanying condensed consolidated balance sheet. The Company does not expect to fully liquidate in cash the entire $5.9 million due to Medicare within the following twelve months, but may be obligated to do so if mandated by Medicare. The $5.9 million payable to Medicare is comprised of $5.1 million of cost report reserves and $0.8 million of PPS related reserves as more fully described below.

Cost Report Reserves

A balance of approximately $5.1 million as of March 31, 2007, is reserved for open cost reports through October 2000 that have not been settled. At the time these audits are completed and final assessments are issued, the Company may apply to Medicare for repayment over a 36 month period for any amounts that are due to Medicare, although there is no assurance that such applications will be agreed to, if sought. These amounts relate to the Medicare payment system in effect until October 2000, under which Medicare provided periodic interim payments to the Company subject to audit of cost reports submitted by the Company and repayment of any overpayments by Medicare to the Company.

Included in cost report reserves is a $3.1 million Medicare settlement obligation of a wholly owned subsidiary of the Company that is currently in bankruptcy, and it is not clear whether the Company will have any responsibility for that amount if the debt of the subsidiary is discharged in bankruptcy.

As of March 31, 2007, the Company’s cost report balance had not changed from December 31, 2006 at $5.1 million.

Medicare PPS Reserves

The remaining balance of approximately $0.8 million as of March 31, 2007, is related to a notification from CMS that it intended to make certain recoveries of amounts overpaid to providers for the periods dating from the inception of PPS on October 1, 2000 through particular dates in 2003 and 2004. CMS advised the industry that it would seek recovery of overpayments made for patients who had, within 14 days of admission, been discharged from inpatient facilities, including hospitals, rehabilitation centers and skilled nursing units. The Company continues to evaluate this liability and has estimated a reserve of approximately $0.8 million as of March 31, 2007. These reserves are included in the current portion of Medicare liabilities.

The following table summarizes the PPS activity included in the amounts due to/from Medicare (amounts in thousands):

Amounts recorded at December 31, 2006	$1,044
Settlements received from Medicare	108
Cash payments made to Medicare	(319)
Net reduction in reserves	—

Amounts recorded at March 31, 2007	$833

13. Subsequent Events

On April 1, 2007, the Company acquired certain assets and certain liabilities of one home health agency in Florida for approximately $3.1 million, and on May 1, 2007, the Company acquired certain assets and certain liabilities of 11 home health agencies in the states of Illinois, Indiana, Arizona, Michigan and Texas for approximately $15.6 million. These agencies are not included in the Company’s results of operations or in the number of acquisitions the Company acquired for the three-month period ended March 31, 2007.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, the consolidated financial statements and notes and the related Management’s Discussion and Analysis and Our Risk Factors in our Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”) on February 20, 2007.

Our Annual Report on Form 10-K for the year ended December 31, 2006, describes the accounting policies we believe are most critical to our financial position and operating results and require our most difficult, subjective or complex judgments and estimates. Actual results could differ materially from these judgments and estimates. The significant accounting policies include revenue recognition, collectibility of accounts receivable, insurance and litigation reserves, goodwill and other intangible assets and income taxes. This Quarterly Report should be read in conjunction with the discussion of critical accounting policies contained in our Form 10-K for the year ended December 31, 2006.

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

RESULTS OF OPERATIONS

Critical Accounting Policies

Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, presents the accounting policies and related estimates we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties.

Information regarding our other accounting policies is included in the notes to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Our operating results may not be comparable for the three-month period ended March 31, 2007 as compared to the three-month period ended March 31, 2006, primarily as a result of our acquisitions and start-up agencies. When we refer to base business, we mean home health and hospice agencies that were in operation as of March 31, 2006; when we refer to acquisitions, we mean home health and hospice agencies that we acquired after March 31, 2006; when we refer to start-ups, we mean any new location opened by us in the last twelve months; and when we refer to our internal growth rate, we mean our internal growth rate as calculated by the percentage increase in our total episodic-based admissions of our base and start-up agencies in the current period, as compared to admissions of our total episodic-based admissions from the prior period. When we refer to episodic-based admissions, we mean admissions of payors that reimburse on an episodic-basis, which include Medicare and other insurance carriers, including HMO Advantage programs.

Three-Month Period Ended March 31, 2007 Compared to the Three-Month Period Ended March 31, 2006

Net Service Revenue

We are dependent on Medicare for a significant portion of our revenue. Approximately 91% and 93% of our net service revenue was derived from Medicare for the three-month periods ended March 31, 2007 and 2006, respectively. The change in concentration of our net services revenues was primarily due to Medicare patients transitioning to other insurance carriers, including HMO Advantage programs.

The following table summarizes our net service revenue growth (amounts in millions):

	For the three-month period ended March 31, 2006	For the three-month period ended March 31, 2007
		Base/Start-ups	Acquisitions	Total
Medicare revenue:
Home health agencies	$109.5	$127.8	$3.0	$130.8
Hospice agencies	8.2	8.5	0.4	8.9

	117.7	136.3	3.4	139.7

Non-Medicare revenue:
Home health agencies	8.6	12.2	1.0	13.2
Hospice agencies	0.9	0.7	—	0.7

	9.5	12.9	1.0	13.9

Total revenue:
Home health agencies	118.1	140.0	4.0	144.0
Hospice agencies	9.1	9.2	0.4	9.6

	$127.2	$149.2	$4.4	$153.6

Our net service revenue increased $26.4 million, primarily as a result of our internal growth and acquisitions. We experienced growth in our base business, inclusive of start-ups, of $22.0 million, primarily as a result of increased admissions. In addition, our acquisitions, as detailed in Note 4 to our condensed consolidated financial statements, added $4.4 million in revenue.

The following table summarizes our growth in total home health patient admissions:

	For the three-month period ended March 31, 2006	For the three-month period ended March 31, 2007
		Base/Start-ups	Acquisitions	Total
Admissions:
Medicare	25,827	28,578	722	29,300
Non-Medicare	6,589	7,170	528	7,698

	32,416	35,748	1,250	36,998

During the three-month period ended March 31, 2007, our internal growth rate was 15% as compared to 19% during the same period during 2006, with total episodic-based admissions for our base/start-up agencies of 30,517 for the three-month period ended March 31, 2007 as compared to total episodic-based admissions of 26,496 for the same period in 2006.

Cost of Service

Our cost of service consists of salaries and related payroll tax expenses, transportation expenses (primarily reimbursed mileage), and supplies and services expenses (including payments to contract therapists) associated with our direct care employees in our agencies. The following summarizes our visit and cost per visit information:

	For the three-month period ended March 31, 2006	For the three-month period ended March 31, 2007
		Base/Start-ups	Acquisitions	Total
Cost of service (amounts in millions):
Home health	$50.8	$59.0	$2.3	$61.3
Hospice	5.0	5.5	0.2	5.7

Total	$55.8	$64.5	$2.5	$67.0

Home Health:
Visits during the period:
Medicare	718,202	830,355	19,494	849,849
Non-Medicare	94,342	113,489	8,837	122,326

Total	812,544	943,844	28,331	972,175

Home health cost per visit (1)	$62.53	$62.52	$79.77	$63.02

(1)	We calculate home health cost per visit as home health cost of service divided by total home health visits during the period.

Of the $11.2 million increase in cost of service, $8.7 million related to increased labor costs in our base business primarily as a result of our increased admissions and start-ups and $2.5 million related to acquisitions. The $8.7 million increase in base business expenses consisted primarily of $8.3 million related to salaries and related payroll taxes and $0.4 million related to travel. Typically, acquired locations take up to 18 to 24 months to reach the labor efficiencies of existing operations.

General and Administrative Expenses and Depreciation and Amortization

The following table summarizes our general and administrative expenses (“G&A”) and our depreciation and amortization expense (amounts in thousands):

	For the three-month periods ended March 31,
	2007	2006
General and administrative expenses:
Salaries and benefits	$37,277	$32,145
Non-cash compensation	731	596
Other	25,106	23,583
Depreciation and amortization	2,741	2,373

Salaries and benefits increased $5.1 million due primarily to increased personnel costs of $5.1 million related to additional operational staff necessitated by our internal growth and acquisitions.

Non-cash compensation expense increased $0.1 million. As of March 31, 2007, there was $0.8 million of unrecognized compensation costs related to unvested stock option payments, which is expected to be recognized over a weighted-average period of 1.58 years and $1.5 million of unrecognized compensation costs related to unvested stock payments, which is expected to be recognized over a weighted average period of 3.71 years. No stock option shares were awarded during the three month-period ended March 31, 2007.

Other general and administrative expense increased $1.5 million and is primarily attributable to a $0.6 million increase in rental expense, which was substantially growth related; a $0.6 million increase in supplies and other; and a $0.5 million increase in bad debt expense.

Other Income (Expense), net

Other income was $1.0 million in the three-month period ended March 31, 2007 as compared to other (expense) of $0.8 million during the three-month period ended March 31, 2006, representing a change of $1.8 million. This is primarily attributable to the reduction in interest expense paid as a result in the decrease in our outstanding debt and interest income earned on our cash and cash equivalents balance. As of March 31, 2007 and 2006, primarily as a result of our acquisitions, we owed $6.3 million and $51.0 million, respectively, under our long-term obligations, and our cash and cash equivalents, primarily as a result of our equity offering in 2006 and cash flows from operations, were $107.5 million and $9.5 million, as of March 31, 2007 and 2006, respectively.

Income Tax Expense

Income tax expense was $8.4 million in the three-month period ended March 31, 2007 as compared to $4.6 million during the three-month period ended March 31, 2006, representing an increase of $3.8 million, which is primarily attributable to an increase in income before taxes that is partially offset by a slight increase in the estimated income tax rate. Our income before taxes and estimated income tax rate was $21.7 million and 38.9% for the three-month period ended March 31, 2007 and $11.9 million and 38.8% for the three-month period ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows for Three-Month Period Ended March 31, 2007 versus Three-Month Period Ended March 31, 2006

The following table summarizes our cash flows (amounts in thousands):

	For the three-month periods ended March 31,
	2007	2006
Cash provided by (used in) operating activities	$35,041	$(6,499)
Cash (used in) investing activities	(12,736)	(8,718)
Cash provided by financing activities	957	7,462

Net increase (decrease) in cash and cash equivalents	23,262	(7,755)
Cash and cash equivalents at beginning of period	84,221	17,231

Cash and cash equivalents at end of period	$107,483	$9,476

Operating cash flows increased by $41.5 million from the first quarter of 2006 to the first quarter of 2007. This increase in 2007 was due primarily to a $38.5 million increase in our working capital and a $6.0 million increase in net income. The working capital increase was primarily the result of a $18.6 million decrease in payments made for our outstanding accounts payable, a $6.5 million increase in accrued expenses and a $5.9 million increase in the collections of our outstanding patient accounts receivable. Our payments made for outstanding accounts payable decreased significantly from 2006, due primarily to a $18.8 million payment made from 2005 Hurricane Katrina related payroll tax deferrals paid in 2006.

Investing cash outflows increased $4.0 million during the quarter ended March 31, 2007, primarily as a result of an increase of $2.6 million in the purchases of property and equipment. This increase in capital expenditures was inclusive of $2.5 million for tablet PCs, which are used with our new Point of Care system. In addition, we invested $34.2 million in short-term investments during the quarter, which either matured or were sold prior to March 31, 2007.

Financing cash flows decreased $6.5 million from March 31, 2006. The decrease was driven by $10.0 million in borrowings made in 2006 on a short-term revolving line of credit, which was offset by a decrease of $2.6 million in payments made in 2007 on outstanding long-term obligations. As of March 31, 2007, we had total outstanding long-term obligations of $6.3 million as compared to $51.0 million as of March 31, 2006.

Liquidity

Typically, our principal source of liquidity is the collection of our accounts receivable, primarily under the Medicare program; however, from time to time, we can and do obtain additional sources of liquidity through sales of our equity or incur additional debt. As of March 31, 2007, we had $113.4 million in cash and cash equivalents, inclusive of $5.9 million in restricted cash, and $6.3 million in indebtedness related to our promissory notes and our outstanding capital leases incurred primarily as a result of our acquisitions. As of March 31, 2007, we had $5.9 million in outstanding letters of credit, primarily related to workers’ compensation insurance.

We are continuing to deploy laptop computers to our clinical staff in an effort to enhance the accuracy of patient information, and thus expended $2.5 million during the three-month period ended March 31, 2007 and anticipate spending an additional $2.7 million during the remainder of 2007 for the completion of our deployment. In addition, we spent an additional $4.7 million in other capital expenditures, which $2.9 million was routine and $1.8 million was related to the completion of our corporate headquarters in Baton Rouge, Louisiana during the three-month period ended March 31, 2007. As of March 31, 2007, our total incurred cash outflows were $17.4 million related to our corporate headquarters, and we anticipate that we will incur an additional $1.3 million during the remainder of 2007. The total $18.7 million of anticipated cash outflows related to our corporate headquarters was capitalized during the year ended December 31, 2006, and we do not anticipate that the total costs related to the building will exceed this amount. In addition to our anticipated cash outflows for the deployment of laptop computers and cash outflows associated with our corporate headquarters, we anticipate spending an additional $9.0 million in routine capital expenditures.

Based on our operating forecasts, we believe we will have sufficient cash to fund our operations, debt service and capital requirements over the next twelve months. However, our liquidity is dependent upon a number of factors influencing forecasts of earnings and operating cash flows. These factors include patient growth, attaining expected results from acquisitions including our integration efforts, our ability to manage our operations based upon certain staffing formulas and certain assumptions of our reimbursement by Medicare. Our reimbursement by Medicare is subject to a number of factors including, but not limited to, recommendations made by the Medicare Payment Advisory Commission (“MedPAC”) to the United States Congress (“Congress”), legislation changes made by Congress that directly impact the reimbursement rates paid by Medicare, or changes made by the Centers for Medicare and Medicaid Services (“CMS”). For instance, CMS recently announced proposed changes to the Medicare Home Health Prospective Payment System. The results of this proposed rule on our future results of operations and expected future cash flows cannot be readily determined at this time. Any substantial changes to the Medicare reimbursement methodology could have a material impact on our future results of operations and our expected future cash flows. Management continues to monitor such regulatory and reimbursement changes proposed and made to the Medicare reimbursement methodology. Further, we have certain other contingencies and reserves, including litigation reserves, recorded as liabilities in our accompanying condensed consolidated balance sheets that we may be required to liquidate in cash during 2007.

Recent Reimbursement Developments

On April 27, 2007, CMS issued a Notice of Proposed Rulemaking regarding the Home Health Prospective Payment System Refinement and Rate Update for Calendar Year 2008 (“proposed rule”). The proposed rule includes changes to the base rate calculation, refinements to the payment system, and new quality of care data collection requirements, among others. According to the release, the proposed rule is open for public comment for a period of 60 days from the date of the release and would be effective on January 1, 2008. Management is currently evaluating the net impact to its consolidated results of operation and cash flows for the proposed rule.

On April 20, 2007, CMS released a transmittal that provided for a correction of the hospice cap amount for fiscal years ending October 31, 2004 and 2003. As a result of the correction, the new cap amounts are $18,963 and $18,143 for fiscal 2004 and 2003, respectively, compared to the prior rates of $19,636 and $18,661 for fiscal 2004 and 2003, respectively. For those providers who are affected by the corrected cap amounts, revised calculations and letters are to be issued by July 31, 2007 by the fiscal intermediary. Management completed an analysis of the Company’s potential cap exposure using the corrected rates for both fiscal 2004 and fiscal 2003, and as a result of this analysis, has determined that the change will not have a material impact to the Company’s consolidated financial position, cash flows or results of operations as the Company.

On April 2, 2007, CMS provided a time extension to health care providers to comply with the National Provider Identifier (“NPI”) deadline implementation, as required under the regulations of the Health Insurance Portability and Accountability Act (“HIPAA”) of 1996. The final rule establishes the NPI as the standard unique health provider identifier for health care providers and requires all covered entities to be in compliance with the provisions of such final rule by May 23, 2007 (“the deadline”). The NPI is an identifier that is to be used by covered entities to identify health care providers, thus eliminating the current need for multiple identifiers for the same provider. The NPI will be required for use on all health care claims and other HIPAA transactions. The extension has been considered by CMS as it had become apparent that many covered entities were not going to be able to fully comply with the NPI standard by the deadline. Management is currently in the final stages of its system upgrades to properly assign the required NPI to each claim that will be processed from the deadline forward, and management does not foresee the requirement having a material impact to the Company’s consolidated financial position, cash flows or results of operations as the Company is on target to be compliant by the deadline.

We believe that inflation has not significantly impacted our results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is also accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures and based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this Report, for a detail of our legal proceedings.

Item 1a. Risk Factors

There have been no material changes from the Risk Factors we previously disclosed in our Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on February 20, 2007.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6.	EXHIBITS

3.1	Certificate of Incorporation (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2002)

3.2	By-Laws (previously filed as Exhibit 3.2 to the Annual Report on Form 10-K for the period ended December 31, 2004)

4.1	Common Stock Specimen (previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1994)

4.2	Shareholder Rights Agreement (previously filed as Exhibit 4 to the Current Report on Form 8-K filed June 16, 2000, and as Exhibit 4 to the Registration Statement on Form 8-A12G filed June 16, 2000), as amended by the Amendment No. 1 thereto (previously filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2006)

4.3	Form of Warrants issued by Amedisys, Inc. to Raymond James & Associates, Inc. (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed December 10, 2003)

4.4	Registration Rights Agreement between Amedisys, Inc. and the person whose name and address appears on the signature page thereto (previously filed as Exhibit 10.5 to the Registration Statement on Form S-3 filed March 11, 1998)

10.1	Employment Agreement dated February 21, 2007 by and between Amedisys, Inc. and Dale E. Redman (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed February 21, 2007)

31.1	Certification of William F. Borne, Chief Executive Officer (filed herewith)

31.2	Certification of Dale E. Redman, Chief Financial Officer (filed herewith)

32.1	Certification of William F. Borne, Chief Executive Officer (furnished herewith)

32.2	Certification of Dale E. Redman, Chief Financial Officer (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMEDISYS, INC.
(Registrant)

By:	/s/ Dale E. Redman
Dale E. Redman
Chief Financial Officer

DATE: May 1, 2007