Form 10-Q
period 2007-06-30
AMEDISYS INC
filed 2007-07-31
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 26,094,054 shares outstanding as of July 26, 2007.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30, 2007 (unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$91,341	$84,221
Restricted cash	5,913	4,797
Patient accounts receivable, net	75,034	74,929
Prepaid expenses	4,786	4,133
Other current assets	4,683	11,125

Total current assets	181,757	179,205

Property and equipment, net	66,896	52,960
Goodwill	249,632	213,032
Intangible assets, net	13,661	12,733
Other assets, net	6,725	5,826

Total assets	$518,671	$463,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,533	$14,339
Accrued expenses	58,549	46,587
Obligations due Medicare	5,927	6,139
Current portion of long-term obligations	7,237	3,223
Current portion of deferred income taxes	9,238	11,630

Total current liabilities	91,484	81,918

Long-term obligations, less current portion	8,064	2,114
Deferred income taxes	12,839	10,781
Other long-term obligations	6,841	4,936

Total liabilities	119,228	99,749
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 and 30,000,000 shares authorized at June 30, 2007 and December 31, 2006, respectively; 26,061,020 and 25,902,210 shares issued at June 30, 2007 and December 31, 2006, respectively, and 25,955,902 and 25,798,723 shares outstanding at June 30, 2007 and December 31, 2006, respectively	26	26
Additional paid-in capital	287,199	279,553
Treasury stock at cost, 105,118 and 103,487 shares of common stock held at June 30, 2007 and December 31, 2006, respectively	(437)	(379)
Accumulated other comprehensive income	16	—
Retained earnings	112,639	84,807

Total stockholders’ equity	399,443	364,007

Total liabilities and stockholders’ equity	$518,671	$463,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands, except per share data)

(Unaudited)

	For the three-month periods ended June 30,		For the six-month periods ended June 30,
	2007	2006	2007	2006
Net service revenue	$169,457	$132,910	$323,038	$260,097

Cost of service, excluding depreciation and amortization	74,657	56,664	141,691	112,434
General and administrative expenses:
Salaries and benefits	43,194	34,025	80,471	66,170
Non-cash compensation	800	597	1,531	1,193
Other	23,735	23,458	48,841	47,041
Depreciation and amortization	3,030	2,477	5,771	4,850

Operating expense	145,416	117,221	278,305	231,688

Operating income	24,041	15,689	44,733	28,409

Other income (expense):
Interest income	1,199	220	2,155	426
Interest expense	(174)	(1,122)	(267)	(2,246)
Miscellaneous, net	(802)	5	(647)	105

Total other income (expense)	223	(897)	1,241	(1,715)

Income before income taxes	24,264	14,792	45,974	26,694

Income tax expense	9,347	5,739	17,792	10,357

Net income	$14,917	$9,053	$28,182	$16,337

Net income per common share:
Basic	$0.58	$0.43	$1.10	$0.77

Diluted	$0.57	$0.42	$1.08	$0.75

Weighted average shares outstanding:
Basic	25,774	21,301	25,703	21,235

Diluted	26,196	21,768	26,119	21,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the six-month periods ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$28,182	$16,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,771	4,850
Provision for bad debts	5,376	4,004
Non-cash compensation expense	1,531	1,193
401(k) employer match expense	2,361	3,199
Loss on disposal of property and equipment	397	179
Deferred income taxes	(1,212)	(253)
Amortization of deferred debt issuance costs	—	242
Changes in assets and liabilities, net of impact of acquisitions:
(Increase) in patient accounts receivable	(5,329)	(63)
Decrease (increase) in other current assets	5,790	(3,226)
Decrease in other assets	1,124	962
(Decrease) in accounts payable	(4,126)	(17,055)
Increase in accrued expenses	15,363	5,590
Increase in other long-term obligations	238	358
(Decrease) in obligations due Medicare	(211)	(1,509)

Net cash provided by operating activities	55,255	14,808

Cash Flows from Investing Activities:
Proceeds from sales and maturities of short-term investments	53,000	—
Sale of deferred compensation plan assets	697	—
Proceeds from the sale of property and equipment	16	50
Deposits into restricted cash	(1,116)	—
Purchase of deferred compensation plan assets	(1,873)	—
Purchases of property and equipment	(16,447)	(12,608)
Acquisitions of businesses, net of cash acquired	(31,616)	(8,767)
Purchases of short-term investments	(53,000)	—

Net cash (used in) investing activities	(50,339)	(21,325)

Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options	1,734	1,071
Proceeds from issuance of stock to employee stock purchase plan	1,254	834
Tax benefit from stock option exercises	764	653
Proceeds from short-term revolving line of credit	—	10,000
Principal payments of short-term revolving line of credit	—	(10,000)
Principal payments of long-term obligations	(1,548)	(5,315)

Net cash provided by (used in) financing activities	2,204	(2,757)
Net increase (decrease) in cash and cash equivalents	7,120	(9,274)
Cash and cash equivalents at beginning of period	84,221	17,231

Cash and cash equivalents at end of period	$91,341	$7,957

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$194	$2,073

Cash paid for 2005 payroll taxes under Hurricane Relief Act extended deadlines	$—	$18,773

Cash paid for income taxes, net of refunds received	$6,724	$1,933

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
Notes payable issued for acquisitions	$6,010	$2,520

Notes payable issued for software licenses	$5,501	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Nature of Operations

Amedisys, Inc., a Delaware corporation, is a multi-state provider of home health and hospice services with approximately 89% and 90% of its net service revenue derived from Medicare for the three and six-month periods ended June 30, 2007, respectively. The Company operated 296 Medicare-certified home health agencies and 17 Medicare-certified hospice agencies in 22 states within the United States at June 30, 2007. In the six-month period ended June 30, 2007, the Company added 16 home health and two hospice agencies through acquisitions, initiated operations at 22 new home health agencies and one hospice agency, and closed three home health agencies.

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2007 and December 31, 2006, the results of operations for the three and six-month periods ended June 30, 2007 and 2006 and cash flows for the six-month periods ended June 30, 2007 and 2006. The results of operations for the interim periods presented are not necessarily indicative of results of operations for the entire year and have not been audited by the Company’s independent auditors. Readers of this report should also refer to the Company’s consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission (“SEC”) on February 20, 2007.

The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles (“GAAP”). In preparing the condensed consolidated financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, certain reclassifications have been made to the prior period’s financial statements in order to conform to the current period’s presentation. As a result of the Company’s rapid growth, partially through acquisitions, operating results may not be comparable for the periods that are presented.

2. Stock-Based Compensation

The Company has two stock option plans, the Company’s 1998 Stock Option Plan (the “Plan”) and the Company’s Directors’ Stock Option Plan (the “Directors’ Plan”), each of which are administered by the Compensation Committee of the Board of Directors. The Compensation Committee selects persons eligible to receive awards and determines the number of shares subject to each award, as well as the terms, conditions, performance measures and other provisions of the award. Under the Plan, the Company can issue various types of equity-based awards, such as stock options, non-vested stock, non-vested stock units and performance-based equity awards. The Company also has an Employee Stock Purchase Plan (“ESPP”) whereby eligible employees may purchase the Company’s common stock at 85% of the market price at the time of the purchase. Readers should refer to note 7 of the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on February 20, 2007, for additional information related to these stock-based compensation plans.

The Company accounts for its stock-based compensation plans using the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised) (“SFAS 123(R)”), Share-Based Payment.

On June 7, 2007, the stockholders of the Company ratified an amendment adopted by the Board of Directors to the Company’s ESPP that increased the number of shares of Common Stock authorized for issuance under that plan from 1,333,333 shares to 2,500,000 shares.

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of its stock option awards. The assumptions used are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercise patterns for these same homogeneous groups and the implied volatility of its stock price. The Company did not grant any stock option awards during the six-month periods ended June 30, 2007 or 2006.

Net cash proceeds from the exercise of stock options were $1.7 million and $1.1 million for the six-month periods ended June 30, 2007 and 2006, respectively, and the income tax benefit from stock option exercises was $0.8 million and $0.7 million for the six-month periods ended June 30, 2007 and 2006, respectively.

At June 30, 2007, there was $0.6 million of unrecognized compensation cost related to stock-based options that is expected to be recognized over a weighted-average period of 0.9 years.

The following table summarizes the compensation expense that was included in general and administrative expenses in the accompanying condensed consolidated income statements related to these stock option shares for the periods indicated below (amounts in thousands):

	For the three-month periods ended June 30,		For the six-month periods ended June 30,
	2007	2006	2007	2006
Stock option compensation expense	$181	$346	$425	$717

The following table summarizes stock option award activity for the six-month period ended June 30, 2007:

	Number of Shares	Weighted average exercise price	Weighted average contractual life (years)
Outstanding options at beginning of period	1,107,231	$16.29
Granted	—	—
Exercised	(114,149)	15.19
Canceled, forfeited or expired	(2,222)	21.06

Outstanding options at end of period	990,860	$16.41	6.57

Options exercisable at end of period	899,310	$15.39	6.42

Shares available for future stock option awards to employees under the Plan and to directors under the Director’s Plan were 1,638,948 and 224,800, respectively, at June 30, 2007. The aggregate intrinsic value of outstanding options at June 30, 2007 was $19.7 million and the aggregate intrinsic value of options exercisable was $18.8 million. Total intrinsic value of options exercised was $2.2 million for the six-month period ended June 30, 2007.

The following table summarizes non-vested stock option award activity for the six-month period ended June 30, 2007:

	Number of shares	Weighted average grant date fair value
Non-vested stock options at beginning of period	172,583	$10.42
Granted	—	—
Vested	(80,811)	9.16
Forfeited	(222)	8.73

Non-vested stock options at end of period	91,550	$11.54

Non-vested Stock

From time to time, the Company issues shares of non-vested stock with vesting terms ranging from one to five years. The following table summarizes the compensation expense that was included in general and administrative expenses in the accompanying condensed consolidated income statements related to these non-vested stock awards (amounts in thousands):

	For the three-month periods ended June 30,		For the six-month periods ended June 30,
	2007	2006	2007	2006
Compensation expense	$287	$140	$657	$269

The following table presents the non-vested stock that was granted and outstanding as of June 30, 2007:

	Number of shares	Weighted average grant date fair value
Non-vested stock at beginning of period	110,100	$27.36
Granted	59,332	32.96
Vested	(5,828)	25.81
Forfeited	(33,593)	29.84

Non-vested stock at end of period	130,011	$29.34

At June 30, 2007, there was $2.3 million of unrecognized compensation cost related to non-vested stock award payments that is expected to be recognized over a weighted-average period of 3.2 years.

Non-vested Stock Units

From time to time, the Company issues non-vested stock units with vesting terms ranging from three to four years. The Company accounts for such awards similar to its non-vested stock awards; however shares of stock are not issued to the recipient until the awards have vested. The following table summarizes the compensation expense that was included in general and administrative expenses in the accompanying condensed consolidated income statements related to these non-vested stock units (amounts in thousands):

	For the three-month periods ended June 30,		For the six-month periods ended June 30,
	2007	2006	2007	2006
Compensation expense	$127	$—	$127	$—

The following table presents the non-vested stock units that were granted and outstanding as of June 30, 2007:

	Number of shares	Weighted average grant date fair value
Non-vested stock units at beginning of period	—	$—
Granted	42,958	34.92
Vested	—	—
Forfeited	—	—

Non-vested stock units at end of period	42,958	$34.92

At June 30, 2007, there was $2.6 million of unrecognized compensation cost related to non-vested stock unit payments that is expected to be recognized over a weighted-average period of 3.4 years.

Performance-Based Awards

The Company can also issue performance-based awards under the Plan. Based on the terms and conditions of such awards, the Company determines if the awards should be recorded as either equity or liability instruments.

During the three and six-month periods ended June 30, 2007, the Company issued performance-based awards that are subject to the Company achieving certain objectives for the year ended December 31, 2007. If the Company achieves the target levels established by the award, then the recipients will receive non-vested stock units valued at approximately $1.1 million, and if the Company exceeds the target objective, to the point of achieving the projected max payout, the recipients will receive non-vested stock units valued at approximately $1.3 million. If the performance-based objectives are achieved, the non-vested stock units will vest equally over three years. The following table summarizes the compensation expense that was included in general and administrative expenses in the accompanying condensed consolidated income statements related to these performance-based awards (amounts in thousands):

	For the three-month periods ended June 30,		For the six-month periods ended June 30,
	2007	2006	2007	2006
Compensation expense	$92	$—	$92	$—

Warrants

At June 30, 2007, the Company had 50,667 warrants outstanding with an exercise price of $10.80 per share. The warrants were issued in connection with a November 2003 private placement.

3. Revenue Recognition and Accounts Receivable

The Company earns revenue through its home health and hospice agencies by providing a variety of services primarily in the homes of its patients. This revenue is earned and billed either on an episode of care basis (60-day episode of care basis for home health services and 90-day episode of care basis for the first two hospice episodes of care and on a 60-day episode of care basis for any subsequent episodes) or on a per visit basis depending upon the reimbursement terms and conditions established with each payor for home health services provided. The Company is primarily dependent on reimbursement from Medicare; approximately 89% and 94% for the three-month periods ended June 30, 2007 and 2006, respectively and 90% and 93% for the six-month periods ended June 30, 2007 and 2006, respectively of its net service revenue was from the Medicare system. The Company refers to revenue earned and billed on a 60-day episode of care as episodic-based revenue.

Home Health Revenue

The Company earns its net service revenue for home health services from Medicare, Medicaid and other insurance carriers, including HMO Advantage programs, for patients who are not considered to be Medicare beneficiaries. The revenue earned from these other insurance carriers can either be reimbursed on episodic-based rates or per visit rates depending upon the reimbursement terms and conditions established with such payors.

Medicare Revenue

The Company primarily earns its home health net service revenue from Medicare. Medicare reimburses the Company at reimbursement rates based on the severity of the patient’s condition, their service needs and other factors relating to the cost of providing services and supplies, bundled into 60-day episodes of home health care. An episode of home health care spans a 60-day period, starting with the first day a billable visit is furnished and ending 60 days later or upon discharge, if earlier. If a patient is still in treatment on the 60th day, a recertification occurs and a new episode begins on the 61st day, regardless of whether a billable visit is rendered on that day and ends 60 days later. The first day of a consecutive episode, therefore, is not necessarily the new episode’s first billable visit. A base episode payment is established by the Medicare Program through federal legislation for all episodes of care, as follows:

Period	Base episode payment (1)
January 1, 2005 through December 31, 2006 (2)	$2,264
January 1, 2007 through December 31, 2007	2,339

(1)	The actual episode payment rates, as presented in the table, vary depending on the home health resource groups (“HHRGs”) to which Medicare patients are assigned; the per episode payment is typically reduced or increased by such factors as the patient’s clinical, functional, and services utilization characteristics.
(2)	In November 2006, Centers for Medicare and Medicaid Services (“CMS”) announced a 3.3% increase to Medicare home health rates (“market basket increase”) for episodes ending on or after January 1, 2007 and before January 1, 2008. Episodes that began prior to December 31, 2006 but did not conclude until subsequent to December 31, 2006 were reimbursed at the rate in effect for 2007. The rate change was also accompanied by a discontinuation of a temporary 5.0% add-on for rural home health agencies in 2007, except for those episodes that began before January 1, 2007. The market basket increase was also accompanied by a requirement that each home health agency submit required quality data using Outcome and Assessment Information Set (“OASIS”), which the Company is currently doing on a daily basis. As a result of the Company’s daily reporting compliance using OASIS, management anticipates receiving the entire market basket increase.

Revenue recognition under the Medicare reimbursement program is based on certain variables including, but not limited, to: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider before completing the episode; (d) a change-in-condition adjustment if the patient’s medical status changed significantly, resulting in the need for more or less care; (e) a payment adjustment based upon the level of therapy services required in the population base; (f) changes in the base episode payments established by the Medicare Program; (g) adjustments to the base episode payments for case mix, geographic wages and low utilization; and, (h) recoveries of overpayments. Adjustments to revenue result from differences between estimated and actual reimbursement amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk.

Net revenue is recorded as services are rendered to patients over the 60-day episode period. At the end of each month, a portion of the Company’s revenue is estimated for episodes in progress based upon historical trends. The Company continuously compares the estimated reimbursement amounts recorded to the actual reimbursement received. Historically, any difference between estimated amounts recorded and actual amounts received has been immaterial. Management believes, based on information available to it and based on its judgment, that changes to one or more of the factors that impact the accounting estimate, which are reasonably likely to occur from period to period, will not materially impact either the reported financial results, the Company’s liquidity or its future financial results.

Non-Medicare Based Revenue

The Company earns its net service revenue for home health services through episodic-based rates or through per visit rates from Medicaid and other insurance carriers, including HMO Advantage programs, for patients who are not considered to be Medicare beneficiaries.

Episodic-based Revenue

The Company recognizes revenue in a similar manner as it recognizes Medicare reimbursed revenue for episodic-based rates that are reimbursed by Medicaid and other insurance carriers, including HMO Advantage programs.

Non-episodic Based Revenue

The Company receives non-episodic based revenue from other sources for home health services, which primarily consist of private insurance companies and private payors. The Company has entered into agreements with such third party payors that provide payments, generally on a per visit basis, for services rendered at amounts different from established rates. Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the Company’s established rates or estimated reimbursement rates, as applicable. Allowances and contractual adjustments are recorded for the difference between the established rates and the amounts estimated to be payable by third parties and are deducted from gross revenue to determine net service revenue. Net service revenue is the estimated net amounts realizable from patients, third party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements. The Company receives a minimal amount of its net revenue from patients who are either self-insured or are obligated for an insurance co-payment.

Hospice Revenue

The Company determines how it will recognize net service revenue for hospice related services based on the payor type.

Hospice Medicare Revenue Recognition

Hospice services are generally billed to Medicare on a weekly basis for discharged patients and on a monthly basis for ongoing care. Each hospice provider is subject to payment caps for inpatient services; the cap is based on inpatient days, which cannot exceed 20% of all Medicare hospice days.

Overall Medicare reimbursement is also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of each hospice cap period. On a monthly and quarterly basis, management estimates the Company’s potential cap exposure using information available for both inpatient day limits as well as per beneficiary cap amounts. The total cap amount for each provider is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory amount that is indexed for inflation. The per beneficiary cap amount will be $21,410 for the twelve-month period ending October 31, 2007 and $20,585 for the twelve month period ending October 31, 2006. Any amounts received in excess of the beneficiary cap must be refunded to Medicare within fifteen days.

The Company has settled all years through October 31, 2005 without exceeding any of the cap limits, and management believes that, based upon its calculations and historical experience, the Company has not exceeded any of the cap limits and will have no amounts due to the fiscal intermediary for the cap period ending October 31, 2006, which is expected to be settled in the later half of 2007.

Management believes that changes to one or more of the factors that impact the accounting estimate for hospice revenue, which are reasonably likely to occur from period to period, will not materially impact the Company’s reported financial results, its liquidity or its future financial results. For instance, on April 20, 2007, CMS released a transmittal that provided for a correction of the hospice cap amount for fiscal years ending October 31, 2004 and 2003. As a result of the correction, the new cap amounts are $18,963 and $18,143 for fiscal 2004 and 2003, respectively, compared to the prior rates of $19,636 and $18,661 for fiscal 2004 and 2003, respectively. For those providers who are affected by the corrected cap amounts, revised calculations and letters are to be issued by the fiscal intermediary. Management completed an analysis of the Company’s potential cap exposure using the corrected rates for both fiscal 2004 and fiscal 2003, and as a result of this analysis, determined the change did not have a material impact to the Company’s consolidated financial position, cash flows or results of operations.

Non-Medicare Revenue Recognition

The Company has entered into agreements with third party payors, including Medicaid, which provides payments for services rendered at amounts different from established rates for hospice services provided. Management records gross revenue on an accrual basis based upon the date of service at amounts equal to the Company’s established rates or estimated reimbursement rates, as applicable. Allowances and contractual adjustments are recorded for the difference between the established rates and the amounts estimated to be payable by third parties and are deducted from gross revenue to determine net service revenue. Net service revenue is the estimated net amounts realizable from patients, third party payors, Medicaid and others for services rendered, including estimated retroactive adjustments under reimbursement agreements. The Company receives a minimal amount of its net revenue from patients who are either self-insured or are obligated for an insurance co-payment.

Collectibility of Accounts Receivable

The Company reports accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from third-party payors and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk for other concentrations of receivables is limited due to the significance of Medicare as the primary payor. The Company does not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

The process for estimating the allowance for doubtful accounts is based upon the Company’s assessment of historical and expected net collections, business and economic conditions, and trends in reimbursement. The collection process begins with a concerted effort to ensure that the billings are accurate. Uncollectible accounts are written off when the Company has exhausted its collection efforts.

For the six-month period ended June 30, 2007, the Company’s days revenue outstanding decreased from 52.9 days at December 31, 2006 to 46.8 days at June 30, 2007. The improvement in days revenue outstanding was primarily due to a decrease in total final unbilled amounts of $2.9 million, an increase in the collections of outstanding patient accounts receivable and the implementation of a new billing system.

The following schedule details the accounts receivable by payor class, aged based upon initial date of service (amounts in thousands, except days revenue outstanding):

At June 30, 2007 (1)(2):

	Current	31-60	61-90	91-120	Over 120	Total
Medicare	$1,978	$23,775	$16,907	$7,532	$5,299	$55,491
Medicaid	1,480	1,618	1,132	637	3,036	7,903
Private	2,345	4,781	3,079	2,427	12,638	25,270

Total	$5,803	$30,174	$21,118	$10,596	$20,973	88,664

Allowance for doubtful accounts						(13,630)

Patient accounts receivable, net						$75,034

Days revenue outstanding (3)						46.8

December 31, 2006 (1)(2):
	Current	31-60	61-90	91-120	Over 120	Total
Medicare	$4,155	$21,941	$15,708	$6,678	$13,377	$61,859
Medicaid	1,433	1,588	797	516	2,377	6,711
Private	1,884	2,451	2,280	1,513	8,101	16,229

Total	$7,472	$25,980	$18,785	$8,707	$23,855	84,799

Allowance for doubtful accounts						(9,870)

Patient accounts receivable, net						$74,929

Days revenue outstanding (3)						52.9

(1)	Accounts receivable includes final unbilled amounts of $22.0 million and $24.9 million as of June 30, 2007 and December 31, 2006, respectively, that have been aged based upon initial service date.
(2)	As of June 30, 2007, the Company’s aged payor classes were affected by increased collections during the six-month period ended June 30, 2007 and the transitioning of Medicare patients to other insurance carriers, including HMO Advantage programs, which are included in the Private payor class above.
(3)	Due to the Company’s significant acquisitions and its internal growth, the calculation for days revenue outstanding is derived by dividing the ending gross accounts receivable, net of contractual allowances, at June 30, 2007 and December 31, 2006 by the average daily net patient revenue for the three-month periods ended June 30, 2007 and December 31, 2006, respectively.

Medicare

The pre-billing process includes an electronic Medicare claim review referred to as a scrubber to improve the quality of filed claims data in an effort to reduce the volume of collection effort on these accounts. A portion of the estimated Prospective Payment System (“PPS”) reimbursement from each submitted home health episode is received in the form of a request for accelerated payment (“RAP”). The Company submits a RAP for 60% of the estimated reimbursement for the initial episode at the start of care. The full amount of the episode is billed after the episode has been completed (“final billed”). The RAP received for that particular episode is then deducted from the final payment. If a final bill is not submitted within the greater of 120 days from the start of the episode, or 60 days from the date the RAP was paid, any RAPs received for that episode will be recouped by Medicare from any other claims in process for that particular provider number. The RAP and final claim must then be re-submitted. For any subsequent episodes of care contiguous with the first episode for a particular patient, the Company submits a RAP for 50% instead of 60% of the estimated reimbursement. Management estimates the impact of these payment adjustments based on historical experience and records this estimate during the period services are rendered as a contractual adjustment to revenue. As such, management believes the amount reflected in accounts receivable accurately represents the amount management believes will be reimbursed by Medicare.

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

4. Acquisitions

Acquisitions

Each of the following acquisitions was completed in order to pursue the Company’s strategy of achieving market presence by expanding its service base and enhancing its position in certain geographic areas as a leading provider of home health services. The purchase price of each acquisition was determined based on the Company’s analysis of comparable acquisitions and expected cash flows. Goodwill generated from the acquisitions was recognized given the expected contributions of each acquisition to the overall corporate strategy. For acquisitions with a purchase price in excess of $10.0 million, the Company employs an independent valuation firm to assist in the determination of the fair value of the acquired assets and liabilities. Each of the acquisitions completed was accounted for as a purchase and is included in the Company’s financial statements from the respective acquisition date.

Summary of 2007 Acquisitions

On June 1, 2007, the Company acquired certain assets and certain liabilities of a home health agency in Oak Park, Illinois for a total purchase price of $8.0 million ($7.2 million in cash and a promissory note of $0.8 million payable over an eighteen-month period). In connection with the acquisition, the Company recorded substantially the entire purchase price plus closing costs as goodwill ($7.7 million) and other intangibles ($0.3 million).

On June 1, 2007, the Company acquired certain assets and certain liabilities of a home health agency in Lancaster, Pennsylvania for a total purchase price of $3.0 million ($2.9 million in cash and closing costs of $0.1 million). In connection with the acquisition, the Company recorded substantially the entire purchase price plus closing costs as goodwill ($2.9 million) and other intangibles ($0.1 million). In addition, the Company acquired certain assets and certain liabilities of a home health agency in Baltimore, Maryland for a total cash purchase price of $1.7 million. In connection with the acquisition, the Company recorded substantially the entire purchase price plus closing costs as goodwill ($1.6 million) and other intangibles ($0.1 million).

On May 1, 2007, the Company acquired certain assets and certain liabilities of Dyna Care Health Ventures, Inc. (“Dyna Care”) a home health provider with 11 agencies in Illinois, Michigan, Indiana, Arizona and Texas for a total purchase price of $15.9 million ($12.6 million in cash and a promissory note of $3.0 million payable in semi-annual installments over a two-year period) and closing costs of $0.3 million. In connection with the acquisition, the Company preliminarily recorded substantially the entire purchase price plus closing costs as goodwill ($15.3 million) and other intangibles ($0.6 million).

On April 1, 2007, the Company acquired certain assets and certain liabilities of a home health agency in Tallahassee, Florida for a total purchase price of $3.2 million ($2.8 million in cash and a promissory note of $0.3 million payable in semi-annual installments over a two-year period) and closing costs of $0.1 million. In connection with the acquisition, the Company recorded substantially the entire purchase price plus closing costs as goodwill ($3.1 million) and other intangibles ($0.1 million).

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

5. Details of Certain Balance Sheet Accounts

Additional information regarding certain balance sheet accounts is presented below (amounts in thousands):

	As of
	June 30, 2007	December 31, 2006
Other current assets:
Payroll tax escrow	$3,218	$3,733
Other	1,465	2,382
Income taxes receivable	—	5,010

	$4,683	$11,125

Property and equipment:
Land	$2,507	$2,507
Building and leasehold improvements	20,729	21,157
Equipment and furniture	51,538	40,390
Computer software	15,766	10,413
Construction in progress	803	535

	91,343	75,002
Less: accumulated depreciation	(24,447)	(22,042)

	$66,896	$52,960

Other assets:
Workers’ compensation deposits	$2,781	$3,155
Health insurance deposits	801	811
Other miscellaneous deposits	830	769
Other	2,313	1,091

	$6,725	$5,826

Accrued expenses:
Payroll and payroll taxes	$33,828	$27,346
Self insurance	9,554	7,856
Legal and other settlements	1,277	1,234
Other	13,890	10,151

	$58,549	$46,587

Current portion of long-term obligations:
Promissory notes	$6,914	$2,901
Capital leases	323	322

	$7,237	$3,223

6. Goodwill and Other Intangible Assets

The following table summarizes the activity related to goodwill and other intangible assets for the six-month period ended June 30, 2007 (amounts in thousands):

	Goodwill	Certificates of Need	Acquired Name of Business	Non-Compete Agreements (1)
Balances at December 31, 2006	$213,032	$7,650	$3,300	$1,783
Additions	36,600	50	—	1,523
Amortization	—	—	—	(645)

Balances at June 30, 2007	$249,632	$7,700	$3,300	$2,661

(1)	The weighted-average amortization period of non-compete agreements is 2.2 years.

7. Earnings Per Share

Earnings per common share are based on the weighted average number of shares outstanding during the period calculated on the treasury stock method. The following table sets forth the computation of basic and diluted net income per common share for the three and six-month periods ended June 30, 2007 and 2006 (amounts in thousands, except per share amounts):

	For the three-month periods ended June 30,		For the six-month periods ended June 30,
	2007	2006	2007	2006
Basic net income per share:
Net income	$14,917	$9,053	$28,182	$16,337

Weighted average number of shares outstanding – basic	25,774	21,301	25,703	21,235

Net income per common share – basic	$0.58	$0.43	$1.10	$0.77

Weighted average number of shares outstanding – basic	25,774	21,301	25,703	21,235
Effect of dilutive securities:
Stock options	339	417	338	436
Warrants	35	31	34	31
Non-vested stock and units	48	19	44	19

Weighted average number of shares outstanding – diluted	26,196	21,768	26,119	21,721

Net income per common share – diluted	$0.57	$0.42	$1.08	$0.75

For the three-month periods ended June 30, 2007 and 2006, there were 30,479 and 77,333, respectively, and for the six-month periods ended June 30, 2007 and 2006, there were 29,642 and 70,667, respectively, of additional potentially dilutive securities that were anti-dilutive.

8. Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109

Effective January 1, 2007, the Company adopted Financial Accounting Standard Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations. As a result of the adoption, the Company’s total balance for unrecognized tax benefits is $0.9 million as of June 30, 2007, and is inclusive of $0.5 million of income tax benefits that if recognized in future periods would have an impact on the Company’s future effective tax rate.

In addition, management has accrued and classified as either a component of tax penalties or interest expense in the condensed consolidated financial statements any penalties and interest, to the extent they would be assessed, on any underpayment of income tax. Such accruals and classifications have been and will continue to be the Company’s accounting policy into the future. As of June 30, 2007, management had accrued $0.1 million of interest and penalties relating to unrecognized income tax benefits, which was included in our accrued expenses in the accompanying condensed consolidated balance sheet.

Also, the Company is subject to both federal and state income tax for the jurisdictions in which it operates, with considerable operations in Louisiana, Georgia and Tennessee. Within these jurisdictions, the Company is open to examination for tax years ended December 31, 2003 through December 31, 2005 and for the years ended December 31, 2000 through December 31, 2002, as a result of net operating losses generated and available for carry forward from those years.

As of June 30, 2007, management does not anticipate any significant changes in the balance of unrecognized tax benefits during the next twelve months.

9. Commitments and Contingencies

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

On January 29, 2007, a federal judge from the United States Bankruptcy Court in the Northern District of Oklahoma (“bankruptcy court”) overseeing the Chapter 7 federal bankruptcy protection proceedings for Alliance Home Health, Inc. issued an order approving a proposed distribution of funds to creditors. As of June 30, 2007, the conclusion of this case is still pending the issuance of a final closing order, at which time the Company will be informed of its final obligation, if any.

Corporate Integrity Agreement

In 1999, we uncovered certain improprieties stemming from the unauthorized conduct of an agency director in an agency we had acquired in Monroe, Louisiana. We self-reported these improprieties to the Office of Inspector General (“OIG”) and following an extensive series of audits, reached a settlement with the Federal government in August 2003, whereby we agreed to repay approximately $1.2 million to the government in three annual payments, the last of which we made in August 2005. As part of the settlement, we also executed a Corporate Integrity Agreement (“CIA”), a three-year arrangement which required, among other things, that we (1) maintain our training and compliance programs; (2) provide additional, specific training in certain areas; (3) conduct annual, independent audits of the Monroe agency; and (4) make timely disclosure of, and repay, overpayments resulting from any potential fraud or abuse of which we became aware. The term of the CIA expired on August 11, 2006. On January 9, 2007, we received formal notice from the OIG that our final annual report had been accepted and that the government was formally terminating our CIA. While we maintain an ongoing administrative obligation solely with regard to record retention, which continues through August 2010, all other substantive and material requirements of the CIA have concluded.

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

The Company is self-insured for employee health claims up to contractual policy limits. Claims in excess of $200,000 are insured by a third party insurance carrier. As of June 30, 2007 and December 31, 2006, the Company’s accrual for both outstanding and incurred but not reported claims was $3.1 million and $2.5 million, respectively based upon independent actuarial estimates. As of June 30, 2007 and December 31, 2006, these obligations were partially collateralized by deposits of $0.8 million.

The Company is self-insured for workers’ compensation claims up to $250,000. Claims in excess of $250,000 are insured by a third party insurance carrier. The Company has elected to either fund its carrier with a letter of credit or a deposit for the purpose of guaranteeing the payment of claims. Deposits may be depleting or non-depleting. A depleting deposit allows the carrier to draw upon the funds in order to pay the claims. Where a non-depleting deposit has been provided, the carrier invoices the Company each month for reimbursement of claims that it has paid. As of June 30, 2007 and December 31, 2006, the Company’s accrual for both outstanding and incurred but not reported claims, as determined by an independent actuarial estimate, was $9.5 million and $8.7 million, respectively, of which $3.0 million and $3.4 million, respectively, is included in other long-term obligations on the Company’s condensed consolidated balance sheets. As of June 30, 2007 and December 31, 2006, the Company’s obligations were partially collateralized by deposits with the carriers net of claims already paid of $2.8 million and $3.2 million, respectively, and outstanding letters of credit totaled $5.5 million and $4.8 million, respectively.

The Company maintains insurance coverage with per case deductible limits of $100,000 with respect to professional liability. As of June 30, 2007 and December 31, 2006, the accrual for both outstanding claims and incurred but not reported claims was $1.3 million and $1.2 million, respectively, based upon actual claims outstanding and actuarial estimates. In addition, the Company’s obligations were partially collateralized by outstanding letters of credit of $0.5 million at June 30, 2007.

In the case of potential liability with respect to employment and other matters where litigation may be involved, or where no insurance coverage is available, the Company’s policy is to use advice from both internal and external counsel as to the likelihood and amount of any potential cost. Such estimates, and the resulting reserves, are reviewed and updated on a quarterly basis. The Company maintained reserves of $0.1 million for all such claims as of both June 30, 2007 and December 31, 2006.

The Company maintains directors’ and officers’ insurance with an aggregate annual limit of $20.0 million.

10. Long-Term Debt

Long-term debt, including capital lease obligations, consisted of the following (amounts in thousands):

	As of
	June 30, 2007	December 31, 2006
Promissory notes	$14,680	$4,620
Capital leases	621	717

	15,301	5,337
Less: current portion	(7,237)	(3,223)

Total	$8,064	$2,114

From time to time, the Company elects to issue promissory notes in conjunction with its acquisitions for a portion of the purchase price. The notes that were outstanding as of June 30, 2007 were generally issued for three-year periods, range in amounts between $0.3 million and $3.0 million and bear interest in a range of 6.25% to 10.25%. During the six-month period ended June 30, 2007, the Company also entered into a three-year note payable for the purchase of certain software licenses, with an annual interest rate of 2.66%.

The Company has acquired certain equipment under capital leases for which the related liabilities have been recorded at the present value of future minimum lease payments due under the leases.

11. Stockholders’ Equity

Amendment to Certificate of Incorporation

On June 14, 2007, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State of Delaware increasing the number of authorized shares of its common stock to 60,000,000 shares, $0.001 par value per share.

12. Deferred Compensation Plan

The Company has a Deferred Compensation Plan to provide an opportunity for additional tax-deferred savings to a select group of management or highly compensated employees. The Deferred Compensation Plan permits participants to defer up to 75% of the compensation that would otherwise be payable to them for the calendar year and up to 100% of their annual bonus that would otherwise be payable to them. In addition, the Company will credit to the participants’ accounts such amounts as would have been contributed to the Company’s 401(k)/Profit Sharing Plan, but for the limitations that are imposed under the Internal Revenue Code based upon the participants’ status as highly compensated employees. The Company may also make additional discretionary allocations as are determined by the Compensation Committee. Amounts credited under the Deferred Compensation Plan are funded into a rabbi trust, which is managed by a trustee. The trustee has the discretion to manage the assets of the Deferred Compensation Plan as deemed fit, thus the assets are not necessarily reflective of the same investment choices made by the participants.

The Company maintains accounts to reflect the amounts owed to each participant. Daily, the accounts are credited with earnings or losses calculated on the basis of the investment choices made by each participant. Differences between the value of the assets of the Deferred Compensation Plan and the liability recorded for amounts due to participants is recorded as compensation expense for the period for realized gains/losses and is recorded as accumulated other comprehensive income for unrealized gains/losses. The total liability recorded in the Company’s condensed consolidated financial statements at June 30, 2007 related to the Deferred Compensation Plan was $2.1 million, and the unrealized gains/losses on plan assets recorded in accumulated other comprehensive income was less than $0.1 million at June 30, 2007.

13. Amounts Due To Medicare

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

As of June 30, 2007, the Company estimates an aggregate payable to Medicare of $5.9 million, all of which is reflected as a current liability in the accompanying condensed consolidated balance sheet. The Company does not expect to fully liquidate in cash the entire $5.9 million due to Medicare within the following twelve months but may be obligated to do so if mandated by Medicare. The $5.9 million payable to Medicare is comprised of $5.1 million of cost report reserves and $0.8 million of PPS related reserves as more fully described below.

Cost Report Reserves

A balance of approximately $5.1 million as of June 30, 2007, is reserved for open cost reports through October 2000 that have not been settled. At the time these audits are completed and final assessments are issued, the Company may apply to Medicare for repayment over a 36-month period for any amounts that are due to Medicare, although there is no assurance that such applications will be agreed to, if sought. These amounts relate to the Medicare payment system in effect until October 2000, under which Medicare provided periodic interim payments to the Company subject to audit of cost reports submitted by the Company and repayment of any overpayments by Medicare to the Company.

Included in cost report reserves is a $3.1 million Medicare settlement obligation of a wholly owned subsidiary of the Company that is currently in bankruptcy, and it is not clear whether the Company will have any responsibility for that amount if the debt of the subsidiary is discharged in bankruptcy.

As of June 30, 2007, the Company’s cost report balance had not changed from December 31, 2006 at $5.1 million.

Medicare PPS Reserves

The remaining balance of approximately $0.8 million as of June 30, 2007, is related to a notification from CMS that it intended to make certain recoveries of amounts overpaid to providers for the periods dating from the inception of PPS on October 1, 2000 through particular dates in 2003 and 2004. CMS advised the industry that it would seek recovery of overpayments made for patients who had, within 14 days of admission, been discharged from inpatient facilities, including hospitals, rehabilitation centers and skilled nursing units. The Company continues to evaluate this liability and has estimated a reserve of approximately $0.8 million as of June 30, 2007. These reserves are included in the current portion of Medicare liabilities.

The following table summarizes the PPS activity included in the amounts due to/from Medicare (amounts in thousands):

Amounts recorded at December 31, 2006	$1,044
Settlements received from Medicare	108
Cash payments made to Medicare	(319)
Net reduction in reserves	—

Amounts recorded at June 30, 2007	$833

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, the consolidated financial statements and notes and the related Management’s Discussion and Analysis and Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”) on February 20, 2007.

FORWARD LOOKING STATEMENTS

When included in this Quarterly Report on Form 10-Q or in documents incorporated herein by reference, the words “expects”, “intends”, “anticipates”, “believes”, “estimates”, and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, current cash flows, debt service needs, adverse changes in federal and state laws relating to the health care industry, competition, regulatory initiatives and compliance with governmental regulations, patient preferences and various other matters, many of which are beyond our control. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We expressly disclaim any obligation or undertaking to release publicly any updates or any changes in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such forward looking statement is based.

OVERVIEW

We are one of the nation’s largest providers of home health services to Medicare beneficiaries. We deliver a wide range of health-related services in the home to individuals who may be recovering from surgery, have a chronic disability or terminal illness, or need assistance with the essential activities of daily living. The services we provide include skilled nursing and home health aide services; physical, occupational and speech therapy; and medically oriented social work to eligible individuals who require ongoing care that cannot be provided effectively by family and friends. In addition, we have developed and offer clinically focused programs for high-cost chronic conditions and disease categories, such as diabetes, coronary artery disease, congestive heart failure, complex wound care, chronic obstructive pulmonary disease, geriatric surgical recovery, behavioral health, stroke recovery and various rehabilitative programs with the focus on improving the functional ability of our geriatric population and enhancing patient self-management through compliance tracking and behavioral modification. As an organization we will continue to focus on enhancing the delivery of services to the geriatric patient with chronic co-morbid conditions. As of June 30, 2007, we operated 296 Medicare-certified home health agencies in 22 states throughout the United States. We believe our services are attractive to payors and physicians because we combine clinical quality with cost-effectiveness and are accessible 24 hours a day, seven days a week.

In addition to home health agencies, we also operated 17 Medicare-certified hospice agencies as of June 30, 2007. Our hospice agencies provide palliative care and comfort to terminally ill patients of all age groups and their families. We provide hospice services to each patient using an interdisciplinary care team comprised of a physician, a patient care manager, registered nurses, certified home health aides, social workers, a chaplain, a homemaker and specially trained volunteers to assess the clinical, psychosocial and spiritual needs of the patients and their families and manage that care accordingly. We acquired our first hospice operation in April 2004 and currently operate hospice agencies in six states. Although we expect Medicare home health to remain our primary focus over the near and intermediate term, we believe home health and hospice are complementary services and plan to continue to expand our hospice network through acquisitions and start-up activities.

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

Our operating results may not be comparable for the three and six-month periods ended June 30, 2007 as compared to the three and six-month periods ended June 30, 2006, primarily as a result of our acquisitions and start-up agencies. When we refer to base business, we mean home health and hospice agencies that we have operated for at least last twelve months; when we refer to acquisitions, we mean home health and hospice agencies that we acquired within the last twelve months; and when we refer to start-ups, we mean any new location opened by us in the last twelve months. Once an agency location has been in operation for a twelve month period, the results for that particular agency are included as part of our base business from that date forward. When we refer to our internal growth rate, we mean our internal growth rate as calculated by the percentage increase in our total episodic-based admissions of our base and start-up agencies in the current period, as compared to admissions of our total episodic-based admissions from the prior period. When we refer to episodic-based admissions, we mean admissions of payors that reimburse on an episodic-basis, which include Medicare and other insurance carriers, including HMO Advantage programs.

Recent Reimbursement Developments

On June 29, 2007, CMS announced a 3.3% rate increase for hospice care and hospice services provided during the twelve-month period beginning on October 1, 2007 through November 30, 2008. In addition, CMS also announced that the hospice cap amount for the cap year ending October 31, 2007 was $21,410.

On June 26, 2007, the Medicare Payment Advisory Commission (“MedPAC”) provided comments to CMS on its proposed rule on changes to the Home Health Prospective Payment System Refinement and Rate Update that was published in early May 2007. Included in these comments was the suggestion by MedPAC to CMS that the proposed rule include a revised wage index that would be similar to the net approach used for the hospital wage index. The comments also encouraged CMS to continue to improve upon its payment system as events and circumstances change. If such wage index changes are made, management will at that point evaluate the net impact to its consolidated results of operations and cash flows. Historically, changes made by CMS to the wage index have not had a material impact on the Company’s consolidated results of operation and cash flows.

Management continues to monitor the recently issued Notice of Proposed Rulemaking regarding the Home Health Prospective Payment System Refinement and Rate Update for Calendar Year 2008 (“proposed rule”) by CMS on April 27, 2007. The proposed rule includes changes to the base rate calculation, refinements to the payment system, and new quality of care data collection requirements, among others, which would have an effective date of January 1, 2008. Until the proposed rule is finalized and more definitive information is provided by CMS, management will not be able to complete its evaluation of the net impact of the proposed rule on its consolidated results of operation and cash flows.

We believe that inflation has not significantly impacted our results of operations.

RESULTS OF OPERATIONS

Three-Month Period Ended June 30, 2007 Compared to the Three-Month Period Ended June 30, 2006

Net Service Revenue

We are dependent on Medicare for a significant portion of our revenue. Approximately 89% and 94% of our net service revenue was derived from Medicare for the three-month periods ended June 30, 2007 and 2006, respectively. The change in concentration of our net services revenue was primarily due to Medicare patients transitioning to other insurance carriers, including HMO Advantage programs.

The following table summarizes our net service revenue growth (amounts in millions):

	For the three-month period ended June 30, 2006	For the three-month period ended June 30, 2007
		Base/Start-ups	Acquisitions	Total
Home health revenue:
Medicare revenue	$115.9	$138.2	$3.6	$141.8
Non-Medicare revenue	7.7	15.6	1.9	17.5

	123.6	153.8	5.5	159.3

Hospice revenue:
Medicare revenue	8.6	8.5	0.8	9.3
Non-Medicare revenue	0.7	0.8	0.1	0.9

	9.3	9.3	0.9	10.2

Total revenue:
Medicare revenue	124.5	146.7	4.4	151.1
Non-Medicare revenue	8.4	16.4	2.0	18.4

	$132.9	$163.1	$6.4	$169.5

Our net service revenue increased $36.6 million, primarily as a result of our internal growth and acquisitions. We experienced growth in our base business, inclusive of start-ups, of $30.2 million, primarily as a result of an increased number of completed episodes and admissions. For the three-month period ended June 30, 2007, we experienced a 20% increase in total completed episodes as compared to the same period in 2006. In addition, our acquisitions, as detailed in note 4 to our condensed consolidated financial statements, added $6.4 million in revenue.

The following table summarizes our growth in total home health patient admissions:

	For the three-month period ended June 30, 2006	For the three-month period ended June 30, 2007
		Base/Start-ups	Acquisitions	Total
Admissions:
Medicare	25,457	28,068	1,225	29,293
Non-Medicare	6,470	6,482	975	7,457

	31,927	34,550	2,200	36,750

During the three-month period ended June 30, 2007, our internal growth rate was 13% as compared to 15% during the same period in 2006, with total episodic-based admissions for our base/start-up agencies of 29,793 and total episodic-based admissions of 31,376 for the three-month period ended June 30, 2007 as compared to total episodic-based admissions of 26,364 for the same period in 2006.

Cost of Service, excluding Depreciation and Amortization

Our cost of service consists of salaries and related payroll tax expenses, transportation expenses (primarily reimbursed mileage), and supplies and services expenses (including payments to contract therapists) associated with our direct care employees in our agencies. The following summarizes our visit and cost per visit information:

	For the three-month period ended June 30, 2006	For the three-month period ended June 30, 2007
		Base/Start-ups	Acquisitions	Total
Cost of service (amounts in millions):
Home health	$51.3	$65.2	$3.5	$68.7
Hospice	5.4	5.5	0.5	6.0

	$56.7	$70.7	$4.0	$74.7

Home Health:
Visits during the period:
Medicare	747,655	861,890	26,288	888,178
Non-Medicare	94,713	144,871	15,959	160,830

	842,368	1,006,761	42,247	1,049,008

Home health cost per visit (1)	$60.90	$64.80	$81.70	$65.48

(1)	We calculate home health cost per visit as home health cost of service divided by total home health visits during the period.

Of the $18.0 million increase in cost of service, $14.0 million is related to increased costs in our base business, inclusive of start-ups and $4.0 million is related to acquisitions. The $14.0 million increase in base business expenses consisted primarily of $14.0 million related to salaries and related payroll taxes and $0.6 million related to travel and training, which was partially offset by a $0.6 million decrease in supplies and services expenses. Typically, acquired locations take up to 18 to 24 months to reach the labor efficiencies of existing operations.

General and Administrative Expenses and Depreciation and Amortization

The following table summarizes our general and administrative expenses and our depreciation and amortization expense (amounts in thousands):

	For the three-month periods ended June 30,
	2007	2006
General and administrative expenses:
Salaries and benefits	$43,194	$34,025
Non-cash compensation	800	597
Other	23,735	23,458
Depreciation and amortization	3,030	2,477

Salaries and benefits increased $9.2 million due primarily to increased personnel costs related to additional operational staff necessitated by our internal growth and acquisitions.

Non-cash compensation expense increased $0.2 million. As of June 30, 2007, there was $0.6 million of unrecognized compensation costs related to unvested stock option payments, which is expected to be recognized over a weighted-average period of 0.9 years, $2.3 million of unrecognized compensation costs related to non-vested stock payments, which is expected to be recognized over a weighted average period of 3.2 years, and $2.6 million of unrecognized compensation costs related to non-vested stock unit payments, which is expected to be recognized over a weighted average period of 3.4 years. No stock options were awarded during the three month-period ended June 30, 2007.

Other general and administrative expense increased $0.3 million and is primarily attributable to a $0.8 million increase in bad debt expense, a $0.6 million increase in purchased services, and a $0.3 million increase in rent expense, which was offset by a $1.4 million decrease in travel and training expenses.

Other Income (Expense), net

Other income was $0.2 million in the three-month period ended June 30, 2007 as compared to other (expense) of $0.9 million during the three-month period ended June 30, 2006, representing a change of $1.1 million. This is primarily attributable to the reduction in interest expense as a result in the decrease in our outstanding debt and interest income earned on our cash and cash equivalents and short-term investments. As of June 30, 2007 and 2006, primarily as a result of our acquisitions, we owed $15.3 million and $50.4 million, respectively, under our long-term obligations, and our cash and cash equivalents, primarily as a result of our equity offering in 2006 and cash flows from operations, were $91.3 million and $8.0 million, as of June 30, 2007 and 2006, respectively.

Income Tax Expense

Income tax expense was $9.3 million in the three-month period ended June 30, 2007 as compared to $5.7 million during the three-month period ended June 30, 2006, representing an increase of $3.6 million, which is primarily attributable to an increase in income before taxes that is partially offset by a slight decrease in the estimated income tax rate. Our income before taxes and estimated income tax rate was $24.3 million and 38.5% for the three-month period ended June 30, 2007 and $14.8 million and 38.8% for the three-month period ended June 30, 2006.

Six-Month Period Ended June 30, 2007 Compared to the Six-Month Period Ended June 30, 2006

Net Service Revenue

We are dependent on Medicare for a significant portion of our revenue. Approximately 90% and 93% of our net service revenue was derived from Medicare for the six-month periods ended June 30, 2007 and 2006, respectively. The change in concentration of our net services revenue was primarily due to Medicare patients transitioning to other insurance carriers, including HMO Advantage programs. The following table summarizes our net service revenue growth (amounts in millions):

	For the six-month period ended June 30, 2006	For the six-month period ended June 30, 2007
		Base/Start-ups	Acquisitions	Total
Home health revenue:
Medicare revenue	$225.4	$265.9	$6.6	$272.5
Non-Medicare revenue	16.3	27.8	2.8	30.6

	241.7	293.7	9.4	303.1

Hospice revenue:
Medicare revenue	16.8	17.0	1.2	18.2
Non-Medicare revenue	1.6	1.6	0.1	1.7

	18.4	18.6	1.3	19.9

Total revenue:
Medicare revenue	242.2	282.9	7.8	290.7
Non-Medicare revenue	17.9	29.4	2.9	32.3

	$260.1	$312.3	$10.7	$323.0

Our net service revenue increased $62.9 million, primarily as a result of our internal growth and acquisitions. We experienced growth in our base business, inclusive of start-ups, of $52.2 million, primarily as a result of increased number of completed episodes and admissions. For the six-month period ended June 30, 2007, we experienced a 21% increase in total completed episodes as compared to the same period in 2006. In addition, our acquisitions, as detailed in note 4 to our condensed consolidated financial statements, added $10.7 million in revenue.

The following table summarizes our growth in total home health patient admissions:

	For the six-month period ended June 30, 2006	For the six-month period ended June 30, 2007
		Base/Start-ups	Acquisitions	Total
Admissions:
Medicare	51,284	56,646	1,947	58,593
Non-Medicare	13,059	13,652	1,503	15,155

	64,343	70,298	3,450	73,748

During the six-month period ended June 30, 2007, our internal growth rate was 14% as compared to 17% during the same period in 2006, with total episodic-based admissions for our base/start-up agencies of 60,310 and total episodic-based admissions of 62,975 for the six-month period ended June 30, 2007 as compared to total episodic-based admissions of 52,860 for the same period in 2006.

Cost of Service, excluding Depreciation and Amortization

Our cost of service consists of salaries and related payroll tax expenses, transportation expenses (primarily reimbursed mileage), and supplies and services expenses (including payments to contract therapists) associated with our direct care employees in our agencies. The following summarizes our visit and cost per visit information:

	For the six-month period ended June 30, 2006	For the six-month period ended June 30, 2007
		Base/Start-ups	Acquisitions	Total
Cost of service (amounts in millions):
Home health	$102.0	$124.2	$5.7	$129.9
Hospice	10.4	11.0	0.8	11.8

	$112.4	$135.2	$6.5	$141.7

Home Health:
Visits during the period:
Medicare	1,465,857	1,692,245	45,782	1,738,027
Non-Medicare	189,055	258,360	24,796	283,156

	1,654,912	1,950,605	70,578	2,021,183

Home health cost per visit (1)	$61.75	$63.69	$80.93	$64.29

(1)	We calculate home health cost per visit as home health cost of service divided by total home health visits during the period.

Of the $29.3 million increase in cost of service, $22.8 million related to increased costs in our base business, inclusive of start-ups and $6.5 million related to acquisitions. The $22.8 million increase in base business expenses consisted primarily of $22.3 million related to salaries and related payroll taxes and $1.0 million related to travel and training, which was partially offset by a decrease in supplies and services expenses of $0.5 million. Typically, acquired locations take up to 18 to 24 months to reach the labor efficiencies of existing operations.

General and Administrative Expenses and Depreciation and Amortization

The following table summarizes our general and administrative expenses and our depreciation and amortization expense (amounts in thousands):

	For the six-month periods ended June 30,
	2007	2006
General and administrative expenses:
Salaries and benefits	$80,471	$66,170
Non-cash compensation	1,531	1,193
Other	48,841	47,041
Depreciation and amortization	5,771	4,850

Salaries and benefits increased $14.3 million due primarily to increased personnel costs related to additional operational staff necessitated by our internal growth and acquisitions.

Non-cash compensation expense increased $0.3 million. As of June 30, 2007, there was $0.6 million of unrecognized compensation costs related to unvested stock option payments, which is expected to be recognized over a weighted-average period of 0.9 years, $2.3 million of unrecognized compensation costs related to non-vested stock payments, which is expected to be recognized over a weighted average period of 3.2 years, and $2.6 million of unrecognized compensation costs related to non-vested stock unit payments, which is expected to be recognized over a weighted average period of 3.4 years. No stock options were awarded during the six-month period ended June 30, 2007.

Other general and administrative expense increased $1.8 million and is primarily attributable to a $1.4 million increase in bad debt expense, a $1.0 million increase in rent expense, and a $0.9 million increase in supplies and services expense, which were offset by a $1.0 million decrease in travel and training and a $0.5 million decrease in professional fees.

Other Income (Expense), net

Other income was $1.2 million in the six-month period ended June 30, 2007 as compared to other (expense) of $1.7 million during the six-month period ended June 30, 2006, representing a change of $2.9 million. This is primarily attributable to the reduction in interest expense as a result in the decrease in our outstanding debt and interest income earned on our cash and cash equivalents and short-term investments. As of June 30, 2007 and 2006, primarily as a result of our acquisitions, we owed $15.3 million and $50.4 million, respectively, under our long-term obligations, and our cash and cash equivalents, primarily as a result of our equity offering in 2006 and cash flows from operations, were $91.3 million and $8.0 million, as of June 30, 2007 and 2006, respectively.

Income Tax Expense

Income tax expense was $17.8 million in the six-month period ended June 30, 2007 as compared to $10.4 million during the six-month period ended June 30, 2006, representing an increase of $7.4 million, which is primarily attributable to an increase in income before taxes that is partially offset by a slight decrease in the estimated income tax rate. Our income before taxes and estimated income tax rate was $46.0 million and 38.7% for the six-month period ended June 30, 2007 and $26.7 million and 38.8% for the six-month period ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows for Six-Month Period Ended June 30, 2007 versus Six-Month Period Ended June 30, 2006

The following table summarizes our cash flows (amounts in thousands):

	For the six-month periods ended June 30,
	2007	2006
Cash provided by operating activities	$55,255	$14,808
Cash (used in) investing activities	(50,339)	(21,325)
Cash provided by (used in) financing activities	2,204	(2,757)

Net increase (decrease) in cash and cash equivalents	7,120	(9,274)
Cash and cash equivalents at beginning of period	84,221	17,231

Cash and cash equivalents at end of period	$91,341	$7,957

Operating cash flows increased by $40.4 million from the first half of 2006 to the first half of 2007. During the first half of 2007 compared to the first half of 2006, our working capital increased $27.8 million and we had an $11.8 million increase in net income. The working capital increase was primarily the result of a $12.9 million decrease in our accounts payable, a $9.8 million increase in accrued expenses and a $9.0 million decrease in other current assets, which was slightly offset by a $5.3 million change in our outstanding patient accounts receivable. Our payments made for outstanding accounts payable decreased significantly from 2006; primarily due to an $18.8 million payment made from 2005 Hurricane Katrina related payroll tax deferrals paid in 2006.

Investing cash outflows increased $29.0 million during the six-month period ended June 30, 2007, primarily as a result of an increase in acquisitions of $22.8 million and an increase of $3.8 million in the purchases of property and equipment. This increase in capital expenditures was inclusive of $4.4 million for tablet PCs, which are used with our new Point of Care system and $4.5 million for a replacement of our corporate jet.

Financing cash flows increased $5.0 million from the six-month period ended June 30, 2006. The increase was driven by a decrease of $3.8 million in payments made in 2007 on outstanding long-term obligations. As of June 30, 2007, we had total outstanding long-term obligations of $15.3 million as compared to $50.4 million as of June 30, 2006.

Liquidity

Typically, our principal source of liquidity is the collection of our accounts receivable, primarily under the Medicare Program; however, from time to time, we can and do obtain additional sources of liquidity through sales of our equity or by incurring additional debt. As of June 30, 2007, we had $97.3 million in cash and cash equivalents, inclusive of $5.9 million in restricted cash, and $15.3 million in indebtedness related to our promissory notes and our outstanding capital leases incurred primarily as a result of our acquisitions. As of June 30, 2007, we had $6.0 million in outstanding letters of credit, primarily related to workers’ compensation insurance.

We are continuing to deploy laptop computers to our clinical staff in an effort to enhance the accuracy of patient information, and thus expended $4.4 million during the six-month period ended June 30, 2007 and anticipate spending an additional $2.3 million during the remainder of 2007 for the completion of our deployment. In addition, we spent an additional $12.0 million in other capital expenditures, which $5.1 million was routine, $4.5 million related to the purchase of a replacement for our corporate jet, which will result in a net $1.5 million cash outflow after cash proceeds are received from the sale of our former jet subsequent to the quarter, and $2.4 million was related to the completion of our corporate headquarters in Baton Rouge, Louisiana during the six-month period ended June 30, 2007. As of June 30, 2007, our total incurred cash outflows were $18.0 million related to our corporate headquarters, and we anticipate that we will incur an additional $0.7 million during the remainder of 2007. The total $18.7 million of anticipated cash outflows related to our corporate headquarters was capitalized during the year ended December 31, 2006, and we do not anticipate that the total costs related to the building will exceed this amount. In addition to our anticipated cash outflows for the deployment of laptop computers and cash outflows associated with our corporate headquarters, we anticipate spending an additional $7.0 million in routine capital expenditures.

Based on our operating forecasts, we believe we will have sufficient cash to fund our operations and capital requirements over the next twelve months. However, our liquidity is dependent upon a number of factors influencing forecasts of earnings and operating cash flows. These factors include patient growth, attaining expected results from acquisitions including our integration efforts, our ability to manage our operations based upon certain staffing formulas and certain assumptions of our reimbursement by Medicare. Our reimbursement by Medicare is subject to a number of factors including, but not limited to, recommendations made by the Medicare Payment Advisory Commission (“MedPAC”) to the United States Congress (“Congress”), legislation changes made by Congress that directly impact the reimbursement rates paid by Medicare, or changes made by CMS. For instance, CMS recently announced proposed changes to the Medicare Home Health Prospective Payment System. The results of this proposed rule on our future results of operations and expected future cash flows cannot be readily determined at this time. Any substantial changes to the Medicare reimbursement methodology could have a material impact on our future results of operations and our expected future cash flows. Management continues to monitor such regulatory and reimbursement changes proposed and made to the Medicare reimbursement methodology. Further, we have certain other contingencies and reserves, including litigation reserves, recorded as liabilities in our accompanying condensed consolidated balance sheets that we may be required to liquidate in cash during 2007.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is also accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures and based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See note 9 to our condensed consolidated financial statements in Part I, Item 1 of this Report, for information concerning our legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes from the Risk Factors we previously disclosed in our Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on February 20, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or unit)	(b) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(c) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 to April 30, 2007	—		$—	—	—

May 1, 2007 to May 31, 2007	—		$—	—	—

June 1, 2007 to June 30, 2007	954	(1)	$35.47	—	—

Total	954	(1)	$35.47	—	—

(1)	Represents shares of common stock surrendered to the Company by certain employees to satisfy tax withholding obligations in connection with the vesting of shares of non-vested stock previously awarded to such employees under the 1998 stock option plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 2007, the following matters were submitted by the Company to a vote of its security holders at the 2007 Annual Meeting of the Stockholders of the Company held on June 7, 2007.

(1)	Election of six members to the Company’s Board of Directors, each for a one-year term expiring at the latter of the 2008 annual meeting of the Company’s stockholders or upon his successor being elected and qualified;

	FOR	WITHHELD
William F. Borne	21,761,849	1,482,366
Ronald A. LaBorde	22,513,149	731,066
Jake L. Netterville	21,674,877	1,569,338
David R. Pitts	13,307,660	9,936,555
Peter F. Ricchiuti	22,513,616	730,599
Donald A. Washburn	22,377,123	867,092

(2)	A proposal to amend the Company’s Certificate of Incorporation to increase the total number of authorized shares of the Company’s Common Stock from 30,000,000 shares to 60,000,000 shares; and

For	20,904,110
Against	2,258,379
Abstain	45,595
Broker non-votes	—

(3)	Ratification of an amendment adopted by the Company’s Board of Directors to the Company’s Employee Stock Purchase Plan that increases the number of shares of common stock authorized for issuance under the plan from 1,333,333 shares to 2,500,000 shares.

For	19,620,574
Against	368,368
Abstain	44,364
Broker non-votes	3,174,778

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits marked with the cross symbol (†) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
†3.1	Composite of Certificate of Incorporation of Amedisys, Inc. (the “Company”) inclusive of all amendments through June 14, 2007

3.2	By-Laws of the Company	Amedisys, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004	0-24260	3.2

10.1	Form of Restricted Stock Unit Agreement under the Company’s 1998 Amended and Restated Stock Option Plan*	Amedisys, Inc.’s Current Report on Form 8-K/A filed on April 24, 2007	0-24260	4.1

†31.1	Certification of William F. Borne, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	Certification William F. Borne, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	Certification Dale E. Redman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMEDISYS, INC.
(Registrant)

By:	/s/ Dale E. Redman
Dale E. Redman
Chief Financial Officer and Duly Authorized Officer

DATE: July 31, 2007

AMEDISYS, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

The exhibits marked with the cross symbol (†) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
†3.1	Composite of Certificate of Incorporation of Amedisys, Inc. (the “Company”) inclusive of all amendments through June 14, 2007

3.2	By-Laws of the Company	Amedisys, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004	0-24260	3.2

10.1	Form of Restricted Stock Unit Agreement under the Company’s 1998 Amended and Restated Stock Option Plan*	Amedisys, Inc.’s Current Report on Form 8-K/A filed on April 24, 2007	0-24260	4.1

†31.1	Certification of William F. Borne, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	Certification William F. Borne, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	Certification Dale E. Redman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002