Form 10-Q
period 2007-09-30
AMEDISYS INC
filed 2007-10-30
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2007

or

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 26,226,444 shares outstanding as of October 25, 2007.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30, 2007 (unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$66,592	$84,221
Restricted cash	5,933	4,797
Patient accounts receivable, net	86,553	74,929
Prepaid expenses	4,956	4,133
Other current assets	5,847	11,125

Total current assets	169,881	179,205

Property and equipment, net	66,709	52,960
Goodwill	307,375	213,032
Intangible assets, net	13,891	12,733
Other assets, net	6,871	5,826

Total assets	$564,727	$463,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,370	$14,339
Accrued expenses	66,286	46,587
Obligations due Medicare	2,811	6,139
Current portion of long-term obligations	10,356	3,223
Current portion of deferred income taxes	13,344	11,630

Total current liabilities	107,167	81,918
Long-term obligations, less current portion	13,325	2,114
Deferred income taxes	13,221	10,781
Other long-term obligations	6,036	4,936

Total liabilities	139,749	99,749
Minority interests	831	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 and 30,000,000 shares authorized at September 30, 2007 and December 31, 2006, respectively; 26,299,050 and 25,902,210 shares issued at September 30, 2007 and December 31, 2006, respectively; and 26,193,932 and 25,798,723 shares outstanding at September 30, 2007 and December 31, 2006, respectively	26	26
Additional paid-in capital	291,706	279,553
Treasury stock at cost, 105,118 and 103,487 shares of common stock held at September 30, 2007 and December 31, 2006, respectively	(437)	(379)
Accumulated other comprehensive loss	(3)	—
Retained earnings	132,855	84,807

Total stockholders’ equity	424,147	364,007

Total liabilities and stockholders’ equity	$564,727	$463,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands, except per share data)

(Unaudited)

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,
	2007	2006	2007	2006
Net service revenue	$180,910	$137,041	$503,948	$397,138

Cost of service, excluding depreciation and amortization	79,300	59,877	220,991	172,311
General and administrative expenses:
Salaries and benefits	43,238	32,389	123,709	98,559
Non-cash compensation	828	797	2,359	1,990
Other	27,955	23,326	76,796	70,367
Depreciation and amortization	3,853	2,487	9,624	7,337

Operating expenses	155,174	118,876	433,479	350,564

Operating income	25,736	18,165	70,469	46,574

Other income (expense):
Interest income	965	209	3,120	635
Interest expense	(209)	(873)	(476)	(3,119)
Equity in earnings/(losses) of unconsolidated joint ventures	(43)	—	(43)	—
Alliance (see Note 11)	4,212	—	4,212	—
Miscellaneous, net	(64)	(247)	(711)	(142)

Total other income (expense)	4,861	(911)	6,102	(2,626)

Income before income taxes and minority interest	30,597	17,254	76,571	43,948

Income tax expense	(10,391)	(6,695)	(28,183)	(17,052)
Minority interests	10	—	10	—

Net income	$20,216	$10,559	$48,398	$26,896

Net income per common share:
Basic	$0.78	$0.49	$1.88	$1.26

Diluted	$0.77	$0.48	$1.85	$1.23

Weighted average shares outstanding:
Basic	25,899	21,468	25,768	21,308

Diluted	26,332	21,928	26,192	21,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the nine-month periods ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$48,398	$26,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,624	7,337
Provision for doubtful accounts	9,032	7,747
Non-cash compensation expense	2,359	1,990
401(k) employer match expense	4,627	5,199
Loss on disposal of property and equipment	301	459
Deferred income taxes	3,755	8,745
Minority interests	(10)	—
Equity in earnings/(losses) of unconsolidated joint ventures	43	—
Alliance (see Note 11)	(4,212)	—
Amortization of deferred debt issuance costs	—	362
Changes in assets and liabilities, net of impact of acquisitions
(Increase) in patient accounts receivable	(19,442)	(21,102)
Decrease in other current assets	4,189	926
Decrease in other assets	1,458	756
(Decrease) in accounts payable	(1,215)	(17,290)
Increase in accrued expenses	22,811	7,135
Increase in other long-term obligations	260	472
(Decrease) in obligations due Medicare	(216)	(3,244)

Net cash provided by operating activities	81,762	26,388

Cash Flows from Investing Activities:
Proceeds from sales and maturities of short-term investments	89,000	50
Sale of deferred compensation plan assets	698	—
Proceeds from the sale of property and equipment	3,091	—
Deposits into restricted cash	(1,136)	—
Purchase of deferred compensation plan assets	(1,955)	—
Purchases of property and equipment	(23,087)	(20,419)
Acquisitions of businesses, net of cash acquired	(79,154)	(10,312)
Purchases of short-term investments	(89,000)	—

Net cash (used in) investing activities	(101,543)	(30,681)

Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options	2,138	2,505
Proceeds from issuance of stock to employee stock purchase plan	1,896	1,465
Tax benefit from stock option exercises	1,134	1,127
Proceeds from short-term revolving line of credit	—	10,000
Principal payments of short-term revolving line of credit	—	(10,000)
Principal payments of long-term obligations	(3,016)	(8,180)

Net cash provided by (used in) financing activities	2,152	(3,083)
Net (decrease) in cash and cash equivalents	(17,629)	(7,376)
Cash and cash equivalents at beginning of period	84,221	17,231

Cash and cash equivalents at end of period	$66,592	$9,855

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$260	$3,038

Cash paid for 2005 payroll taxes under Hurricane Relief Act extended deadlines	$—	$18,773

Cash paid for income taxes, net of refunds received	$17,455	$2,870

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
Notes payable issued for acquisitions	$15,892	$2,520

Notes payable issued for software licenses	$5,501	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Nature of Operations

Amedisys, Inc., a Delaware corporation, is a multi-state provider of home health and hospice services with approximately 89% and 90% of its net service revenue derived from Medicare for the three and nine-month periods ended September 30, 2007, respectively. The Company owned and operated 311 Medicare-certified home health agencies, owned and operated 27 Medicare-certified hospice agencies (nine of which function as both home health and hospice agencies and are included in both the reported total number of home health agencies and hospice agencies) and managed the operations of four Medicare-certified home health and two Medicare-certified hospice agencies (which function as both home health and hospice agencies and are included in both the reported total number of home health and hospice managed care locations) in 30 states within the United States at September 30, 2007. During the nine-month period ended September 30, 2007, the Company added 28 home health and 11 hospice agencies through acquisitions, initiated operations at 28 new home health and two new hospice start-up agencies, closed six home health agencies and began managing the operations of four home health and two hospice agencies in association with the Company’s acquisition of a 50.0% interest in four separate, unconsolidated joint ventures (see Notes 4 and 7).

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2007 and December 31, 2006, the results of operations for the three and nine-month periods ended September 30, 2007 and 2006 and cash flows for the nine-month periods ended September 30, 2007 and 2006. The results of operations for the interim periods presented are not necessarily indicative of results of operations for the entire year and have not been audited by the Company’s independent auditors. Readers of this report should also refer to the Company’s consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission (“SEC”) on February 20, 2007.

The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles (“GAAP”). In preparing the condensed consolidated financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, certain reclassifications have been made to the prior period’s financial statements in order to conform to the current period’s presentation. Finally, as a result of the Company’s rapid growth, partially through acquisitions, operating results may not be comparable for the periods that are presented.

These condensed consolidated financial statements include the accounts of Amedisys, Inc. and its wholly owned subsidiaries. The Company also consolidates subsidiaries and/or joint ventures where the entity is a variable interest entity and the Company is the primary beneficiary, as defined in the Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). For subsidiaries or joint ventures where management has determined that the Company does not have a controlling interest or that the Company is not the primary beneficiary as defined by FIN 46R, management records such entities as investments under the equity method of accounting. Third party equity interests in the consolidated joint ventures are reflected as minority interests in the condensed consolidated financial statements.

All significant intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements, and business combinations accounted for as purchases, have been included in the condensed consolidated financial statements from their respective dates of acquisition.

2. Stock-Based Compensation

The Company has two stock option plans, the Company’s 1998 Stock Option Plan (the “Plan”) and the Company’s Directors’ Stock Option Plan (the “Directors’ Plan”), each of which is administered by the Compensation Committee of the Board of Directors. The Compensation Committee selects persons eligible to receive awards and determines the number of shares subject to each award, as well as the terms, conditions, performance measures and other provisions of the award. Under the Plan, the Company can issue various types of equity-based awards, such as stock options, non-vested stock, non-vested stock units and performance-based equity awards. The Company also has an Employee Stock Purchase Plan (“ESPP”) whereby eligible employees may purchase the Company’s common stock at 85% of the market price at the time of the purchase. Readers should refer to note 7 to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on February 20, 2007, for additional information related to these stock-based compensation plans.

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

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of its stock option awards. The assumptions used are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercise patterns for these same homogeneous groups and the implied volatility of the Company’s stock price. The Company did not grant any stock option awards during the nine-month periods ended September 30, 2007 or 2006.

Net cash proceeds from the exercise of stock options were $2.1 million and $2.5 million for the nine-month periods ended September 30, 2007 and 2006, respectively, and the income tax benefit from stock option exercises was $1.1 million for the nine-month periods ended September 30, 2007 and 2006.

At September 30, 2007, there was $0.4 million of unrecognized compensation cost related to stock-based options that is expected to be recognized over a weighted-average period of 9 months.

The following table summarizes the compensation expense that was included in general and administrative expenses in the accompanying condensed consolidated income statements related to these stock option shares for the periods indicated below (amounts in thousands):

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,
	2007	2006	2007	2006
Stock option compensation expense	$144	$363	$569	$1,080

The following table summarizes stock option activity for the nine-month period ended September 30, 2007:

	Number of Shares	Weighted average exercise price	Weighted average contractual life (years)
Outstanding options at beginning of period	1,107,231	$16.29
Granted	—	—
Exercised	(144,552)	14.79
Canceled, forfeited or expired	(8,889)	27.67

Outstanding options at end of period	953,790	$16.41	6.33

Exercisable options at end of period	892,895	$15.75	6.22

Shares available for future stock option awards to employees under the Plan and to directors under the Directors’ Plan were 1,627,969 and 224,800, respectively, at September 30, 2007. The aggregate intrinsic value of outstanding options at September 30, 2007 was $21.0 million and the aggregate intrinsic value of options exercisable was $20.2 million. Total intrinsic value of options exercised was $2.9 million for the nine-month period ended September 30, 2007.

The following table summarizes non-vested stock option award activity for the nine-month period ended September 30, 2007:

	Number of Shares	Weighted average grant date fair value
Non-vested stock options at beginning of period	172,583	$10.42
Granted	—	—
Vested	(107,022)	9.78
Forfeited	(4,666)	12.85

Non-vested stock options at end of period	60,895	$11.36

Non-vested Stock

From time to time, the Company issues shares of non-vested stock with vesting terms ranging from one to five years. The following table summarizes the compensation expense that was included in general and administrative expenses in the accompanying condensed consolidated income statements related to these non-vested stock awards (amounts in thousands):

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,
	2007	2006	2007	2006
Compensation expense	$230	$250	$887	$519

The following table presents the non-vested stock that was granted and outstanding as of September 30, 2007:

	Number of Shares	Weighted average grant date fair value
Non-vested stock at beginning of period	110,100	$27.36
Granted	81,667	33.90
Vested	(19,160)	27.01
Forfeited	(36,060)	29.81

Non-vested stock at end of period	136,547	$30.67

At September 30, 2007, there was $2.8 million of unrecognized compensation cost related to non-vested stock award payments that is expected to be recognized over a weighted-average period of 2.8 years.

Non-vested Stock Units

From time to time, the Company issues non-vested stock units with vesting terms ranging from three to four years. The Company accounts for such awards similar to its non-vested stock awards; however no shares of stock are issued to the recipient until the stock unit awards have vested. The following table summarizes the compensation expense that was included in general and administrative expenses in the accompanying condensed consolidated income statements related to these non-vested stock units (amounts in thousands):

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,
	2007	2006	2007	2006
Compensation expense	$214	$—	$341	$—

The following table presents the non-vested stock units that were granted during the nine-month period ended September 30, 2007 and that were outstanding as of September 30, 2007:

	Number of Shares	Weighted average grant date fair value
Non-vested stock units at beginning of period	—	$—
Granted	42,958	34.92
Vested	—	—
Forfeited	—	—

Non-vested stock units at end of period	42,958	$34.92

At September 30, 2007, there was $2.2 million of unrecognized compensation cost related to non-vested stock unit payments that is expected to be recognized over a weighted-average period of 3.2 years.

Performance-Based Awards

The Company can also issue performance-based awards under the Plan. Based on the terms and conditions of such awards, the Company determines if the awards should be recorded as either equity or liability instruments.

During the nine-month periods ended September 30, 2007, the Company issued performance-based awards that are subject to the Company achieving certain objectives for the year ending December 31, 2007. If the Company achieves the target levels established by the award, then the recipients will receive non-vested stock units valued at approximately $1.1 million, and if the Company exceeds the target objective, to the point of achieving the projected maximum payout, the recipients will receive non-vested stock units valued at approximately $1.3 million. The total number of stock units that will be awarded will be dependent on both the performance level that is achieved by the Company and the closing market price of the Company’s common stock on the date that the performance levels are considered to be achieved. If the performance-based objectives are achieved, the non-vested stock units will vest equally over three years beginning December 31, 2008. The following table summarizes the compensation expense that was included in general and administrative expenses in the accompanying condensed consolidated income statements related to these performance-based awards (amounts in thousands):

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,
	2007	2006	2007	2006
Compensation expense	$135	$—	$227	$—

Warrants

At September 30, 2007, the Company had 50,667 warrants outstanding with an exercise price of $10.80 per share. The warrants were issued in connection with a November 2003 private placement.

3. Revenue Recognition and Patient Accounts Receivable

The Company earns revenue through its home health and hospice agencies by providing a variety of services primarily in the homes of its patients. This revenue is earned and billed either on an episode of care basis (60-day episode of care basis for home health services and 90-day episode of care basis for the first two hospice episodes of care and on a 60-day episode of care basis for any subsequent episodes) or on a per visit basis depending upon the reimbursement terms and conditions established with each payor for services provided. The Company is primarily dependent on reimbursement from Medicare; approximately 89% and 93% for the three-month periods ended September 30, 2007 and 2006, respectively, and 90% and 93% for the nine-month periods ended September 30, 2007 and 2006, respectively, of its net service revenue was derived from the Medicare program. The remainder of the Company’s net service revenue for such periods was derived from Medicaid, private insurance carriers and private payors. The Company refers to home health revenue earned and billed on a 60-day episode of care as episodic-based revenue.

Home Health Revenue

The Company earns its net service revenue for home health services from Medicare and Medicaid and other insurance carriers, including HMO Advantage programs, for patients who are not considered to be Medicare beneficiaries. The revenue earned from these other insurance carriers can either be reimbursed on episodic-based rates or per visit rates depending upon the reimbursement terms and conditions established with such payors.

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

Period	Base episode payment (1)
January 1, 2005 through December 31, 2006 (2)	$2,264
January 1, 2007 through December 31, 2007	2,339
January 1, 2008 (3)	2,337
January 1, 2008 through December 31, 2008 (3)	2,270

(1)	The actual episode payment rates, as presented in the table, vary depending on the home health resource groups (“HHRGs”) to which Medicare patients are assigned; the per episode payment is typically reduced or increased by such factors as the patient’s clinical, functional, and services utilization characteristics.
(2)	In November 2006, Centers for Medicare and Medicaid Services (“CMS”) announced a 3.3% increase to Medicare home health rates (“market basket increase”) for episodes ending on or after January 1, 2007 and before January 1, 2008. Episodes that began prior to December 31, 2006 but did not conclude until subsequent to December 31, 2006 were reimbursed at the rate in effect for 2007. The rate change was also accompanied by a discontinuation of a temporary 5.0% add-on for rural home health agencies in 2007, except for those episodes that began before January 1, 2007. The market basket increase was also accompanied by a requirement that each home health agency submit required quality data using Outcome and Assessment Information Set (“OASIS”), which the Company is currently doing on a daily basis. As a result of the Company’s daily reporting compliance using OASIS, management anticipates receiving the entire market basket increase for episodes that were in progress as of January 1, 2007 and for episodes that end in calendar year 2007.
(3)	On August 22, 2007, CMS issued its final rule to redefine and update the Home Health PPS for calendar year 2008 (“final rule”). The final rule included changes in the base rate calculation, implementation of refinement to the payment system and imposed new quality of care data collection requirements, among other requirements. As a result of these changes, episodes that begin prior to December 31, 2007 but conclude after January 1, 2008 will be reimbursed at the rate of $2,337 and episodes that begin on or after January 1, 2008 and conclude prior to December 31, 2008, will be reimbursed at the rate of $2,270.

Net service revenue is recorded under the Medicare reimbursement program (Prospective Payment System (“PPS”)) based on a 60-day episode reimbursement rate that is subject to adjustment based on certain variables including, but not limited, to: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment (“LUPA”) if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider before completing the episode; (d) a change-in-condition adjustment if the patient’s medical status changed significantly, resulting in the need for more or less care; (e) a payment adjustment based upon the level of therapy services required in the population base; (f) changes in the base episode payments established by the Medicare Program; (g) adjustments to the base episode payments for case mix, geographic wages and low utilization; and, (h) recoveries of overpayments. Adjustments to revenue result from differences between estimated and actual reimbursement amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk.

Net service revenue is recorded as services are rendered to patients over the 60-day episode period. At the end of each month, a portion of the Company’s revenue is estimated for episodes in progress based upon historical trends. For such episodes in progress, the Company submits a request for anticipated payment (“RAP”) to Medicare for a portion of the estimated PPS reimbursement from each submitted home health episode. As of September 30, 2007 and December 31, 2006, the difference between the funds received from Medicare for RAPs on episodes in progress and the associated estimated revenue was included as a reduction to the Company’s current outstanding patient accounts receivable in the condensed consolidated balance sheets for such periods, since only a nominal amount represents cash collected in advance of providing services. The Company continuously compares the estimated reimbursement amounts recorded to the actual reimbursement received. Historically, any difference between estimated amounts recorded and actual amounts received has been immaterial. Management believes, based on information available to it and based on its judgment, that changes to one or more of the factors that impact the accounting estimate, which are reasonably likely to occur from period to period, will not materially impact either the reported financial results, the Company’s liquidity or its future financial results.

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

Non-episodic Based Revenue

The Company receives non-episodic based revenue from other sources for home health services, which primarily consist of private insurance companies and private payors. The Company has entered into agreements with such third party payors that provide payments, generally on a per visit basis, for services rendered at amounts different from established rates. Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the Company’s established rates or estimated reimbursement rates, as applicable. Allowances and contractual adjustments are recorded for the difference between the established rates and the amounts estimated to be payable by third parties and are deducted from gross revenue to determine net service revenue. Net service revenue is the estimated net amounts realizable from patients, third party payors and others for services rendered. The Company receives a minimal amount of its net service revenue from patients who are either self-insured or are obligated for an insurance co-payment.

Hospice Revenue

The Company determines how it will recognize net service revenue for hospice-related services based on the payor type.

Hospice Medicare Revenue Recognition

Hospice services are generally billed to Medicare on a weekly basis for discharged patients and on a monthly basis for ongoing care. Each hospice provider is subject to payment caps for inpatient services; the cap is based on inpatient days, which cannot exceed 20% of all Medicare hospice days.

Overall Medicare reimbursement is also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of each hospice cap period. On a monthly and quarterly basis, management estimates the Company’s potential cap exposure using information available for both inpatient day limits as well as per beneficiary cap amounts. The total cap amount for each provider is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory amount that is indexed for inflation. The per beneficiary cap amount is $21,410 for the twelve-month period ending October 31, 2007 and $20,585 for the twelve month period ended October 31, 2006. Any amounts received in excess of the beneficiary cap must be refunded to Medicare within fifteen days.

The Company has settled all years through October 31, 2005 without exceeding any of the cap limits and the Company has received notification for all but one of its providers that it has not exceeded any of the cap limits for the year ended October 31, 2006. For the fiscal year ended October 31, 2007, management believes that the Company will not exceed any of the cap limits and will have no amounts due to the fiscal intermediary with the exception of one recently acquired provider that management has currently recorded $0.1 million as other accrued liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2007 for potential cap limit exposure.

Management believes that changes to one or more of the factors that impact the accounting estimate for hospice revenue, which are reasonably likely to occur from period to period, will not materially impact the Company’s reported financial results, its liquidity or its future financial results. For instance, on April 20, 2007, CMS released a transmittal that provided for a correction of the hospice cap amount for fiscal years ended October 31, 2004 and 2003, thus the new cap amounts are $18,963 and $18,143 for fiscal 2004 and 2003, respectively, compared to the prior rates of $19,636 and $18,661 for fiscal 2004 and 2003, respectively. This change in the cap amounts did not have an impact on the Company’s reported financial results or its liquidity.

Hospice Non-Medicare Revenue Recognition

The Company has entered into agreements with third party payors, including Medicaid, which provides payments for services rendered at amounts different from established rates for hospice services provided. Management records gross revenue on an accrual basis based upon the date of service at amounts equal to the Company’s established rates or estimated reimbursement rates, as applicable. Allowances and contractual adjustments are recorded for the difference between the established rates and the amounts estimated to be payable by third parties and are deducted from gross revenue to determine net service revenue. Net service revenue is the estimated net amount realizable from patients, third party payors, Medicaid and others for services rendered, including estimated retroactive adjustments under reimbursement agreements. The Company receives a minimal amount of its net service revenue from patients who are either self-insured or are obligated for an insurance co-payment.

Collectibility of Patient Accounts Receivable

The Company reports patient accounts receivable net of estimated allowances for doubtful accounts and adjustments. Patient accounts receivable are uncollateralized and primarily consist of amounts due from third-party payors and patients. To provide for patient accounts receivable that could become uncollectible in the future, the Company establishes an allowance for doubtful accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk for other concentrations of receivables is limited due to the significance of Medicare as the primary payor. The Company does not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of patient accounts receivable.

The process for estimating the allowance for doubtful accounts is based upon the Company’s assessment of historical and expected net collections, business and economic conditions, and trends in reimbursement. The collection process begins with a concerted effort to ensure that the billings are accurate. Doubtful accounts are written off when the Company has exhausted its collection efforts.

For the nine-month period ended September 30, 2007, the Company’s patient accounts receivable increased, net of allowance for doubtful accounts, from $74.9 million at December 31, 2006 to $86.6 million at September 30, 2007, and days revenue outstanding decreased from 52.9 days at December 31, 2006 to 49.3 days at September 30, 2007. The increase in outstanding patient accounts receivable was the result of revenue growth associated with internal growth, start-ups and acquisition activity. The improvement in days revenue outstanding was primarily due to an increase in the collections of outstanding patient accounts receivable and the implementation of a new billing system, which was partially offset by collection efforts related to hospice reimbursement, which continues to become a larger portion of the Company’s outstanding patient accounts receivable and such reimbursement is generally subject to slower cash collections in comparison to the Company’s home health agencies.

The following schedule details the patient accounts receivable by payor class, aged based upon initial date of service (amounts in thousands, except days revenue outstanding):

At September 30, 2007 (1)(2):

	Current	31-60	61-90	91-120	Over 120	Total
Medicare	$2,658	$28,985	$18,469	$6,916	$9,214	$66,242
Medicaid	1,375	1,219	865	651	3,247	7,357
Private	3,533	5,109	3,886	3,004	9,405	24,937

Total	$7,566	$35,313	$23,220	$10,571	$21,866	$98,536

Allowance for doubtful accounts						(11,983)

Patient accounts receivable, net						$86,553

Days revenue outstanding (3)						49.3

At December 31, 2006 (1)(2):
	Current	31-60	61-90	91-120	Over 120	Total
Medicare	$4,155	$21,941	$15,708	$6,678	$13,377	$61,859
Medicaid	1,433	1,588	797	516	2,377	6,711
Private	1,884	2,451	2,280	1,513	8,101	16,229

Total	$7,472	$25,980	$18,785	$8,707	$23,855	$84,799

Allowance for doubtful accounts						(9,870)

Patient accounts receivable, net						$74,929

Days revenue outstanding (3)						52.9

(1)	Patient accounts receivable as of September 30, 2007 and December 31, 2006 included final unbilled amounts of $24.9 million that had been aged based upon initial service date.
(2)	As of September 30, 2007, the Company’s aged payor classes were affected by increased collections during the nine-month period ended September 30, 2007 and the transitioning of Medicare patients to other insurance carriers, including HMO Advantage programs, which are included in the Private payor class above.
(3)	Due to the Company’s significant acquisitions and its internal growth, the calculation of days revenue outstanding is derived by dividing the ending gross patient accounts receivable, net of contractual allowances, at September 30, 2007 and December 31, 2006 by the average daily net patient revenue for the three-month periods ended September 30, 2007 and December 31, 2006, respectively.

Medicare

The Company derived approximately 90% of its net service revenue from Medicare for the nine-month period ended September 30, 2007. The pre-billing process includes an electronic Medicare claim review referred to as a scrubber to improve the quality of filed claims data in an effort to reduce the volume of collection effort on these accounts. A portion of the estimated PPS reimbursement from each submitted home health episode is received in the form of a RAP. The Company submits a RAP for 60% of the estimated reimbursement for the initial episode at the start of care. The full amount of the episode is billed after the episode has been completed (“final billed”). The RAP received for that particular episode is then deducted from the final payment. If a final bill is not submitted within the greater of 120 days from the start of the episode, or 60 days from the date the RAP was paid, any RAPs received for that episode will be recouped by Medicare from any other claims in process for that particular provider number. The RAP and final claim must then be re-submitted. For any subsequent episodes of care contiguous with the first episode for a particular patient (“recertification”), the Company submits a RAP for 50% instead of 60% of the estimated reimbursement. For payment differences between the estimated reimbursement and the amount final billed, management will estimate the impact of such payment adjustments based on historical experience and record this estimate during the period services are rendered as a contractual adjustment to revenue. As such, management believes the amount reflected in patient accounts receivable accurately represents the amount management believes will be reimbursed by Medicare.

Non-Medicare

During the nine-month period ended September 30, 2007, the Company derived approximately 10% of its net service revenue from non-Medicare accounts. Non-Medicare accounts are billed based upon payor requirements and include multiple third party payors. Management routinely performs pre-billing reviews to improve the quality of filed claims and utilizes automated systems to assist in improving the quality of electronically submitted claims. To provide for patient accounts receivable that could become uncollectible in the future, management establishes an allowance for doubtful accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The review and evaluation of non-Medicare accounts includes a detailed review of outstanding balances and special consideration to concentrations of receivables from particular payors or groups of payors with similar characteristics that would subject the Company to any significant credit risk. Where such groups have been identified, management has given special consideration to both the billing methodology and evaluation of the ultimate collectibility of such accounts. In addition, the amount of the provision for doubtful accounts is based upon management’s assessment of historical and expected net collections, business and economic conditions, trends in reimbursement and an evaluation of collectibility based upon the date that the service was provided. Doubtful accounts are written off when management has determined the account will not be collected. Based upon management’s best judgment, management believes the provision for doubtful accounts adequately provides for accounts that will not be collected.

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

Summary of 2007 Acquisitions

On September 1, 2007, the Company acquired certain assets and certain liabilities of IntegriCare, Inc. (“IntegriCare”) a home health and hospice care service provider that owned and operated home health and hospice agencies in nine states, including Alaska, Colorado, Idaho, Kansas, New Hampshire, Oregon, Wyoming, and the Certificate of Need (“CON”) states of Washington and West Virginia. IntegriCare owned and operated 15 home health agencies, owned and operated nine hospice agencies (which all function as both home health and hospice agencies and are included in both the reported total number of home health and hospice agency locations), and managed four home health agencies and two hospice agencies (which all function as both home health and hospice agencies), which were owned by four separate, unconsolidated joint ventures with local area hospitals (see Note 7). In connection with the acquisition, the Company also acquired interests in a fifth joint venture, which was consolidated with the Company’s results of operations because it qualified as a variable interest entity as defined by FIN 46R (see Note 8).

As of the date of the acquisition, the Company was not able to close the West Virginia portion of the acquisition, which included the assets of four home health locations due to necessary regulatory approvals associated with West Virginia CON requirements, and thus these four agency locations were not included in the total number of home health agencies as of September 30, 2007. Management expects this portion of the transaction to close within the next few months.

The total consideration that is estimated to be paid for the entire IntegriCare acquisition is approximately $68.0 million with $56.5 million ($46.4 million in cash and a promissory note of $10.1 million payable over a three-year period) paid during the third quarter of 2007, the remainder of which will be paid upon closing of the acquisition of the West Virginia assets. In connection with the acquisition, the Company preliminarily recorded substantially the entire purchase price of $56.5 million and $0.7 million of closing costs and other miscellaneous items as goodwill ($56.6 million) and other intangibles ($0.6 million).

On July 1, 2007, the Company acquired certain assets and certain liabilities of a home health agency in Searcy, Arkansas for a total cash purchase price of $1.2 million. In connection with the acquisition, the Company recorded substantially the entire purchase price as goodwill ($1.1 million) and other intangibles ($0.1 million).

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

On March 1, 2007, the Company acquired certain assets and certain liabilities of a home health agency and a hospice agency in Texas for a total purchase price of $4.7 million ($3.0 million in cash and a promissory note of $1.5 million payable in semi-annual installments over a two-year period) and closing costs of $0.2 million. In connection with the acquisition, the Company recorded substantially the entire purchase price plus closing costs as goodwill ($4.5 million) and other intangibles ($0.2 million).

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

On February 1, 2006, the Company acquired the CON of a single home health agency in South Carolina for a total cash purchase price of $0.2 million and recorded the entire purchase price as other intangibles ($0.2 million).

On January 5, 2006, the Company acquired certain assets of seven home health agencies in central Oklahoma for a total purchase price of $2.7 million ($2.1 million in cash and a three-year promissory note of $0.6 million) and certain assets of an Oklahoma-based therapy-staffing agency for a total purchase price of $2.5 million ($1.75 million in cash and a three-year promissory note of $0.75 million). In connection with these acquisitions, the Company recorded substantially the total purchase price as goodwill ($4.8 million) and other intangibles ($0.4 million).

5. Details of Certain Balance Sheet Accounts

Additional information regarding certain balance sheet accounts is presented below (amounts in thousands):

	September 30, 2007 (unaudited)	December 31, 2006
Other current assets:
Payroll tax escrow	$4,689	$3,733
Other	1,158	2,382
Income taxes receivable	—	5,010

	$5,847	$11,125

Property and equipment:
Land	$3,119	$2,507
Building and leasehold improvements	21,228	21,157
Equipment and furniture	51,136	40,390
Computer software	16,353	10,413
Construction in progress	610	535

	92,446	75,002
Less: accumulated depreciation	(25,737)	(22,042)

	$66,709	$52,960

Other assets:
Workers’ compensation deposits	$2,598	$3,155
Health insurance deposits	801	811
Other miscellaneous deposits	904	769
Other	2,568	1,091

	$6,871	$5,826

Accrued expenses:
Payroll and payroll taxes	$46,234	$27,346
Self insurance	9,528	7,856
Legal and other settlements	1,831	1,234
Other	8,693	10,151

	$66,286	$46,587

Current portion of long-term obligations:
Promissory notes	$10,172	$2,901
Capital leases	184	322

	$10,356	$3,223

6. Goodwill and Other Intangible Assets

The following table summarizes the activity related to goodwill and other intangible assets for the nine-month period ended September 30, 2007 (amounts in thousands):

	Goodwill	Certificates of Need	Acquired Name of Business	Non-Compete Agreements (1)
Balances at December 31, 2006	$213,032	$7,650	$3,300	$1,783
Additions	94,343	100	—	2,083
Amortization	—	—	—	(1,025)

Balances as September 30, 2007	$307,375	$7,750	$3,300	$2,841

(1)	The weighted-average amortization period of non-compete agreements is 2.2 years.

7. Investments in Unconsolidated Joint Ventures

On September 1, 2007, the Company acquired interests in five separate joint ventures as part of its acquisition of IntegriCare, and accounted for four of these joint ventures under the equity method of accounting, as the Company does not control, but has the ability to significantly influence the operations of the joint ventures, as the Company has a 50.0% equity and voting interest in each. As a result, the assets and liabilities of the joint ventures are not included in the Company’s accompanying condensed consolidated financial statements.

In the event that there are cash distributions made from the unconsolidated joint ventures, such distributions would be made to each partner based on its percentage of ownership in each entity. Further, in the event that any one of the unconsolidated joint ventures needs additional financing for general working capital needs, such additional contributions are to be made in equal portions by each equity partner based on its percentage of ownership in such entity.

The Company provides management services to each of these unconsolidated joint ventures and receives market based fees for such services. The portion of the fees earned by the Company for management services it provides to the unconsolidated joint ventures attributable to the Company’s ownership interest is eliminated in consolidation and the portion that relates to the ownership percentage of the other partners is included as revenue and was less than $0.1 million for both the three and nine-month periods ended September 30, 2007. No such fees were recorded in 2006 as interests in the joint ventures were not acquired until the third quarter of 2007. As of September 30, 2007, the Company had a $0.4 million investment in its unconsolidated joint ventures, which was included in other assets in the accompanying condensed consolidated balance sheet.

As of September 30, 2007, the Company had not allocated the purchase price for IntegriCare amongst the joint ventures acquired and certain assets and certain liabilities assumed of IntegriCare in association with the acquisition. As a result, the investment in unconsolidated joint ventures is preliminary and subject to adjustment once management finalizes the purchase accounting related to this acquisition. If the carrying amount of these investments exceeds the amount of the Company’s underlying equity and if the assets of the joint ventures assumed approximate the fair value of such assets, management will then record the difference as goodwill in the Company’s investment in unconsolidated joint ventures.

8. Minority Interests

On September 1, 2007, the Company acquired interests in five separate joint ventures as part of its acquisition of IntegriCare and identified one of these joint ventures, Saint Alphonsus Home Health and Hospice, LLC (“Saint Alphonsus”), as a variable interest entity under the provisions of FIN 46R. As a result of recording the joint venture as a variable interest entity, the joint venture was consolidated and included in the Company’s condensed consolidated financial statements as of and for the three and nine-month periods ended September 30, 2007. As of September 30, 2007, the Company had a 73.6% ownership interest in the joint venture with a 50.0% voting interest.

Saint Alphonsus was established for the purpose of owning and operating a home health and hospice agency in order to perform services for patients with such needs in the Boise, Idaho area, with day-to-day management to be performed by the Company. In addition to receiving its proportionate share of the earnings of the joint venture, the Company also receives management fees related to the services that it provides to Saint Alphonsus. Per the terms of the operating agreement between the Company and the other joint venture equity partner, each is committed to provide additional funding, based on each partners’ equity interest to the joint venture in the event that operating deficits occur. As a result of the agreements in place between the joint venture equity partners, management has determined that the Company is the primary beneficiary. Any intercompany asset, liability, revenue and expense accounts between the Company and Saint Alphonsus have been eliminated in consolidation in the accompanying condensed consolidated financial statements and the proportionate share of the other joint venture partner in the earnings/(losses) of the joint venture have been recorded as minority interests in such financial statements.

9. Earnings Per Share

Earnings per common share is based on the weighted average number of shares outstanding during the period calculated utilizing the treasury stock method. The following table sets forth the computation of basic and diluted net income per common share for the three and nine-month periods ended September 30, 2007 and 2006 (amounts in thousands, except per share amounts):

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,
	2007	2006	2007	2006
Basic net income per share:
Net income	$20,216	$10,559	$48,398	$26,896

Weighted average number of shares – basic	25,899	21,468	25,768	21,308

Net income per common share – basic	$0.78	$0.49	$1.88	$1.26

Weighted average number of shares outstanding – basic	25,899	21,468	25,768	21,308
Effect of dilutive securities
Stock options	346	409	342	424
Warrants	36	32	35	31
Non-vested stock and stock units	51	19	47	16

Weighted average number of shares outstanding – diluted	26,332	21,928	26,192	21,779

Net income per common share – diluted	$0.77	$0.48	$1.85	$1.23

For the three-month periods ended September 30, 2007 and 2006, there were 23,110 and 49,364, respectively, and for the nine-month periods ended September 30, 2007 and 2006, there were 26,190 and 69,395, respectively, of additional potentially dilutive securities that were anti-dilutive and thus were not included in the calculation of earnings per share.

10. Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). The adoption of FIN 48 did not have a material effect on the consolidated financial position or results of operations. As a result of the adoption, the Company’s total balance for unrecognized tax benefits is $1.0 million as of September 30, 2007, and is inclusive of $0.5 million of income tax benefits that if recognized in future periods would have an impact on the Company’s future effective tax rate.

In addition, management has accrued and classified as either a component of tax penalties or interest expense in the condensed consolidated financial statements any penalties and interest, to the extent they are expected to be assessed, on any underpayment of income tax. Such accruals and classifications have been and will continue to be the Company’s accounting policy into the future. As of September 30, 2007, management had accrued $0.1 million of interest and penalties relating to unrecognized income tax benefits, which was included in accrued expenses in the accompanying condensed consolidated balance sheet.

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

Management does not anticipate any significant changes in the balance of unrecognized tax benefits during the twelve months following September 30, 2007.

11. Commitments and Contingencies

Legal Proceedings

The Company is involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which may not be covered by insurance. These actions, when finally concluded and determined, will not, in management’s opinion, have a material adverse effect on the financial position, results of operations or cash flows.

Alliance Home Health, Inc.

Alliance Home Health, Inc. (“Alliance”), a wholly owned subsidiary of the Company (which was acquired in 1998 and ceased operations in 1999), filed for Chapter 7 federal bankruptcy protection with the United States Bankruptcy Court in the Northern District of Oklahoma in September 2000. A trustee was appointed for Alliance in 2001.

On September 28, 2007, a federal judge from the United States Bankruptcy Court in the Northern District of Oklahoma (“bankruptcy court”) overseeing the Chapter 7 federal bankruptcy proceedings for Alliance finalized its order on the distribution of funds to creditors. As a result of the ruling by the bankruptcy court, the liabilities of $4.2 million attributable to Alliance now will not be paid because Alliance has insufficient assets to discharge the liabilities. These liabilities, however, were recorded on the consolidated financial statements of the Company because of Alliance’s being a wholly-owned consolidated subsidiary. Neither the Company nor any of its affiliates (other than Alliance), however, has any direct obligation for these liabilities and management does not believe there is any basis for asserting that there is an indirect obligation on the part of the Company or any of its affiliates for these liabilities. Accordingly, upon completion of the Alliance bankruptcy, the Company reversed the accrual for theses liabilities that appeared in its consolidated financial statements and recognized a gain of $4.2 million as other income in its accompanying condensed consolidated income statement. The discharge of the liabilities was a non-taxable event.

Corporate Integrity Agreement

In 1999, management uncovered certain improprieties stemming from the unauthorized conduct of an agency director in an agency the Company had acquired in Monroe, Louisiana. Management self-reported these improprieties to the Office of Inspector General (“OIG”) and following an extensive series of audits, reached a settlement with the Federal government in August 2003, whereby the Company agreed to repay approximately $1.2 million to the government in three annual payments, the last of which was made in August 2005. As part of the settlement, the Company also executed a Corporate Integrity Agreement (“CIA”), a three-year arrangement which required, among other things, that the Company (1) maintain its training and compliance programs; (2) provide additional, specific training in certain areas; (3) conduct annual, independent audits of the Monroe agency; and (4) make timely disclosure of, and repay, overpayments resulting from any potential fraud or abuse of which management became aware. The term of the CIA expired on August 11, 2006. On January 9, 2007, the Company received formal notice from the OIG that its final annual report had been accepted and that the government was formally terminating the CIA. While the Company maintains an ongoing administrative obligation solely with regard to record retention, which continues through August 2010, all other substantive and material requirements of the CIA have concluded.

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

The Company is self-insured for employee health claims up to contractual policy limits. Claims in excess of $200,000 are insured by a third party insurance carrier. As of September 30, 2007 and December 31, 2006, the Company’s accrual for both outstanding and incurred but not reported claims was $2.9 million and $2.5 million, respectively, based upon independent actuarial estimates. As of September 30, 2007 and December 31, 2006, these obligations were partially collateralized by deposits of $0.8 million.

The Company is self-insured for workers’ compensation claims up to $250,000. Claims in excess of $250,000 are insured by a third party insurance carrier. The Company has elected to either fund its carrier with a letter of credit or a deposit for the purpose of guaranteeing the payment of claims. Deposits may be depleting or non-depleting. A depleting deposit allows the carrier to draw upon the funds in order to pay the claims. Where a non-depleting deposit has been provided, the carrier invoices the Company each month for reimbursement of claims that it has paid. As of September 30, 2007 and December 31, 2006, the Company’s accrual for both outstanding and incurred but not reported claims, as determined by an independent actuarial estimate, was $9.6 million and $8.7 million, respectively, of which $3.0 million and $3.4 million, respectively, is included in other long-term obligations on the Company’s condensed consolidated balance sheets. As of September 30, 2007 and December 31, 2006, the Company’s obligations were partially collateralized by deposits with the carriers net of claims already paid of $2.6 million and $3.2 million, respectively, and outstanding letters of credit totaled $5.4 million and $4.8 million, respectively.

The Company maintains insurance coverage with per case deductible limits of $100,000 with respect to professional liability. As of September 30, 2007 and December 31, 2006, the accrual for both outstanding claims and incurred but not reported claims was $1.8 million and $1.2 million, respectively, based upon actual claims outstanding and actuarial estimates. In addition, the Company’s obligations were partially collateralized by outstanding letters of credit of $0.5 million at September 30, 2007.

In the case of potential liability with respect to employment and other matters where litigation may be involved, or where no insurance coverage is available, the Company’s policy is to use advice from both internal and external counsel as to the likelihood and amount of any potential cost. Such estimates, and the resulting reserves, are reviewed and updated on a quarterly basis. The Company maintained reserves of $0.1 million for all such claims as of both September 30, 2007 and December 31, 2006.

The Company maintains directors’ and officers’ insurance aggregate annual policy limits of $30.0 million.

12. Long-Term Debt

Long-term debt, including capital lease obligations, consisted of the following (amounts in thousands):

	As of
	September 30, 2007 (unaudited)	December 31, 2006
Promissory notes	$23,230	$4,620
Capital leases	451	717

	23,681	5,337
Less: current portion	(10,356)	(3,223)

Total	$13,325	$2,114

From time to time, the Company elects to issue promissory notes in conjunction with its acquisitions for a portion of the purchase price. The notes that were outstanding as of September 30, 2007 were generally issued for three-year periods, range in amounts between $0.3 million and $9.9 million and bear interest in a range of 6.15% to 10.25% (see Note 4). During the nine-month period ended September 30, 2007, the Company also entered into a three-year note payable for the purchase of certain software licenses, with an annual interest rate of 2.66%.

The Company has acquired certain equipment under capital leases for which the related liabilities have been recorded at the present value of future minimum lease payments due under the leases.

13. Stockholders’ Equity

Amendment to Certificate of Incorporation

On June 14, 2007, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State of Delaware increasing the number of authorized shares of its common stock, $0.001 par value per share, to 60,000,000 shares, which was approved by the Company’s stockholders during the 2007 Annual Meeting of the Stockholders.

14. Deferred Compensation Plan

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

The Company maintains accounts to reflect the amounts owed to each participant. Daily, the accounts are credited with earnings or losses calculated on the basis of the investment choices made by each participant. Differences between the value of the assets of the Deferred Compensation Plan and the liability recorded for amounts due to participants is recorded as compensation expense for the period for realized gains/losses and is recorded as accumulated other comprehensive income for unrealized gains/losses. The total liability recorded in the Company’s condensed consolidated financial statements at September 30, 2007 related to the Deferred Compensation Plan was $2.1 million, and the unrealized gains/losses on plan assets recorded in accumulated other comprehensive income was less than $0.1 million at September 30, 2007.

15. Amounts Due To Medicare

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

As of September 30, 2007, the Company estimates an aggregate payable to Medicare of $2.8 million, all of which is reflected as a current liability in the accompanying condensed consolidated balance sheets. The Company does not expect to fully liquidate in cash the entire $2.8 million due to Medicare within the following twelve months but may be obligated to do so if mandated by Medicare. The $2.8 million payable to Medicare is comprised of $2.0 million of cost report reserves and $0.8 million of PPS related reserves as more fully described below.

Cost Report Reserves

A balance of approximately $2.0 million as of September 30, 2007, is reserved for open cost reports through October 2000 that have not been settled. At the time these audits are completed and final assessments are issued, the Company may apply to Medicare for repayment over a thirty-six month period for any amounts that are due to Medicare, although there is no assurance that such applications will be agreed to, if sought. These amounts relate to the Medicare payment system in effect until October 2000, under which Medicare provided periodic interim payments to the Company subject to audit of cost reports submitted by the Company and repayment of any overpayments by Medicare to the Company.

On September 28, 2007, the bankruptcy court in the Alliance bankruptcy proceedings finalized its order on the distribution of funds to creditors, and as a result, the Company reversed the net liability that appeared on the Company’s condensed consolidated financial statements for which only Alliance was obligated (see Note 11). As a result, the cost report reserves were decreased by $3.1 million for Medicare settlement obligations associated with Alliance that had been part of the total $4.2 million of net liabilities in the accompanying condensed consolidated balance sheets.

The following table summarizes the cost report activity included in the amounts due to/from Medicare related to cost reports (amounts in thousands):

Amounts recorded at December 31, 2006	$5,095
Change in estimated liabilities owed to Medicare (recorded in other income)	(3,117)

Amounts recorded at September 30, 2007	$1,978

Medicare PPS Reserves

The remaining balance of approximately $0.8 million as of September 30, 2007, is related to a notification from CMS that it intended to make certain recoveries of amounts overpaid to providers for the periods dating from the inception of PPS on October 1, 2000 through particular dates in 2003 and 2004. CMS advised the industry that it would seek recovery of overpayments made for patients who had, within 14 days of admission, been discharged from inpatient facilities, including hospitals, rehabilitation centers and skilled nursing units. The Company continues to evaluate this liability and has estimated a reserve of approximately $0.8 million as of September 30, 2007. These reserves are included in the current portion of Medicare liabilities.

The following table summarizes the PPS activity included in the amounts due to/from Medicare (amounts in thousands):

Amounts recorded at December 31, 2006	$1,044
Settlements received from Medicare	108
Cash payments made to Medicare	(319)
Net reduction in reserves	—

Amounts recorded at September 30, 2007	$833

16. Subsequent Events

On October 24, 2007, the Company entered into a three-year, unsecured $100.0 million Revolving Credit Facility (“Revolver”), which can be used for working capital and general corporate purposes, including acquisitions. The Revolver provides for $15.0 million in availability under swing line loans and $15.0 million in availability for letters of credit, assuming that total utilization of the Revolver does not exceed $100.0 million. Borrowings under the Revolver that are not made as either swing line loans or letters of credit, are subject to classification as either base rate loans or Euordollar rate loans, as selected by the Company. Outstanding principal balances of base rate loans are subject to an interest rate that is set as the greater of the Prime Rate or the Federal Funds Effective Rate, plus an applicable margin, and outstanding principal balances of Eurodollar rate loans are subject to an interest rate as determined by reference to the Adjusted Eurodollar Rate plus an applicable margin. The applicable margin is determined by the Company’s leverage rate (as defined). The Company also has the ability to increase the availability of the Revolver by up to an additional $100.0 million and to increase the term of the revolver for up to an additional two years, both subject to approval by the lenders.

On October 15, 2007, Briggs Medical Service Company (“Briggs”) filed a lawsuit against the Company in Federal Court in the Middle District of Louisiana alleging that the Company had infringed on Briggs’ copyrights in certain medical forms and that the Company breached its contract with Briggs related to such medical forms. The suit seeks injunctive relief as well as unspecified monetary damages and attorneys’ fees. Briggs had supplied certain medical forms to the Company, which were used by the Company in its home health nursing business, under a written contract the Company recently elected not to renew. The allegations in the lawsuit stem from that now expired contract and the forms supplied by Briggs under that prior relationship. While the Company has not yet filed an answer to the lawsuit, it believes that the allegations in the lawsuit are without merit and intends to vigorously defend the lawsuit. Management believes that the outcome of this lawsuit will not have a material adverse effect on the Company’s consolidated results of operations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information management believes is relevant to an assessment and understanding of our results of operations and financial condition for the three and nine-month periods ended September 30, 2007. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, the consolidated financial statements and notes and the related Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”) on February 20, 2007 and our Risk Factors set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.

FORWARD LOOKING STATEMENTS

When included in this Quarterly Report on Form 10-Q or in documents incorporated herein by reference, the words “believes”, “belief”, “expects”, “plans”, “anticipates”, “intends”, “projects”, “estimates”, “may”, “might”, “would”, and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to: general economic and business conditions, changes in or failure to comply with existing regulations or the inability to comply with new government regulations on a timely basis, changes in Medicare and other medical reimbursement levels, adverse changes in federal and state laws relating to the health care industry, demographic changes, availability and terms of capital, ability to attract and retain qualified personnel, ongoing development and success of new start-ups, changes in estimates and judgments associated with critical accounting policies and business disruption due to natural disasters or acts of terrorism, and various other matters, many of which are beyond our control. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We expressly disclaim any obligation or undertaking to release publicly any updates or any changes in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such forward looking statement is based.

OVERVIEW

We are one of the nation’s largest providers of home health services to Medicare beneficiaries. We deliver a wide range of health-related services in the home to individuals who may be recovering from surgery, have a chronic disability or terminal illness, or need assistance with the essential activities of daily living. The services we provide include skilled nursing and home health aide services; physical, occupational and speech therapy; and medically oriented social work to eligible individuals who require ongoing care that cannot be provided effectively by family and friends. In addition, we have developed and offer clinically focused programs for high-cost chronic conditions and disease categories, such as diabetes, coronary artery disease, congestive heart failure, complex wound care, chronic obstructive pulmonary disease, geriatric surgical recovery, behavioral health, stroke recovery and various rehabilitative programs with the focus on improving the functional ability of our geriatric population and enhancing patient self-management through compliance tracking and behavioral modification. As an organization we will continue to focus on enhancing the delivery of services to the geriatric patient with chronic co-morbid conditions. As of September 30, 2007, we owned and operated 311 Medicare-certified home health agencies and managed the operations of four other Medicare-certified home health agencies in 30 states throughout the United States. We believe our services are attractive to payors and physicians because we combine clinical quality with cost-effectiveness and are accessible 24 hours a day, seven days a week.

In addition to home health agencies, we also owned and operated 27 Medicare-certified hospice agencies and managed two other Medicare-certified hospice agencies in 13 states as of September 30, 2007. Our hospice agencies provide palliative care and comfort to terminally ill patients of all age groups and their families. We provide hospice services to each patient using an interdisciplinary care team comprised of a physician, a patient care manager, registered nurses, certified home health aides, social workers, a chaplain, a homemaker and specially trained volunteers to assess the clinical, psychosocial and spiritual needs of the patients and their families and manage that care accordingly. Although we expect Medicare home health to remain our primary focus over the near and intermediate term, we believe home health and hospice are complementary services and plan to continue to expand our hospice network through acquisitions and start-up activities.

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

Our operating results may not be comparable for the three and nine-month periods ended September 30, 2007 as compared to the three and nine-month periods ended September 30, 2006, primarily as a result of our acquisitions and start-up agencies. When we refer to base business, we mean home health and hospice agencies that we have operated for at least the last twelve months; when we refer to acquisitions, we mean home health and hospice agencies that we acquired within the last twelve months; and when we refer to start-ups, we mean any new location opened by us in the last twelve months. Once an agency location has been in operation for a twelve month period, the results for that particular agency are included as part of our base business from that date forward. When we refer to our internal growth rate, we mean our internal growth rate as calculated by the percentage increase in our total episodic-based admissions of our base and start-up agencies in the current period, as compared to admissions of our total episodic-based admissions from the prior period. When we refer to episodic-based admissions, we mean admissions of payors that reimburse on an episodic-basis, which include Medicare and other insurance carriers, including HMO Advantage programs.

Recent Developments

Reimbursement

On August 31, 2007 CMS finalized the 3.3% rate increase for hospice care and hospice services provided during the twelve-month period beginning on October 1, 2007 through November 30, 2008. In addition, CMS also announced the finalization of the increase in the Hospice cap amount for the cap year ending October 31, 2007 as $21,410 from $20,585 for the cap period ending October 31, 2006.

On August 22, 2007, CMS issued its final rule to redefine and update the Home Health PPS for calendar year 2008 (“final rule”). The final rule included changes in the base rate calculation, case mix adjustment model, implementation of refinement to the payment system and imposed new quality of care data collection requirements, among other requirements. CMS also included a 3.0% increase to Medicare home health rates (“market based”) for calendar year 2008 as its suggestion to the United States Congress (“Congress”) for its final review and approval.

Since April 27, 2007, when CMS first issued its Notice of Proposed Rulemaking regarding the Home Health PPS Refinement and Rate Update for Calendar Year 2008, we have been working on estimating the net impact of the CMS changes to PPS on our Medicare net service revenue for calendar year 2008. In order to make such an estimate and to prepare for this new payment system, we have made and continue to make changes to our systems necessary to implement the final rule. Our process has included modeling and testing our historical episode data with the inclusion of these changes. During this modeling process, we have benefited from the system wide roll-out of our Point of Care (“PoC”) system, which has enabled our clinical assessment data to become more consistent when compared to our pure paper environment in 2006. While our programming, modeling and testing of the required changes is not complete, we have preliminarily estimated that implementation of the final rule will reduce our Medicare net service revenue for calendar year 2008 by approximately 1.0%. This estimate is subject to change and has various assumptions built into it that could impact the actual results experienced. These changes and assumptions include, but are not limited to, changes to the final rule as currently written, changes to the proposed 3.0% market basket increase, future changes to our systems resulting from our continuing programming, modeling and testing process, differences in case mix used for the estimate and the actual case mix experienced in 2008, and various other contributing factors. If the assumptions that we used in our preliminary estimate of the net impact of the final rule differ from the actual impact that is experienced, the actual effect of the final rule on our operations and liquidity could vary materially from what we currently estimate.

IntegriCare Acquisition

On September 1, 2007, we acquired certain assets and certain liabilities of IntegriCare, Inc. (“IntegriCare”) a home health and hospice care service provider that owned and operated home health and hospice agencies in nine states, including Alaska, Colorado, Idaho, Kansas, New Hampshire, Oregon, Wyoming, and the Certificate of Need (“CON”) states of Washington and West Virginia. IntegriCare owned and operated 15 home health agencies, owned and operated nine hospice agencies (which all function as both home health and hospice agencies and are included in both the reported total number of home health and hospice agency locations), and managed four home health agencies and two hospice agencies (which all function as both home health and hospice agencies), which were owned by four separate, unconsolidated joint ventures with local area hospitals (see Note 7). In connection with the acquisition, we also acquired interests in a fifth joint venture, which was consolidated with our results of operations because it qualified as a variable interest entity as defined by FIN 46R (see Note 8).

As of the date of the acquisition, we were not able to close the West Virginia portion of the acquisition, which included the assets of four home health locations due to necessary regulatory approvals associated with West Virginia CON requirements, and thus these four agency locations were not included in the total number of home health agencies as of September 30, 2007. We expect this portion of the transaction to close within the next few months.

The total consideration that is estimated to be paid for the entire IntegriCare acquisition is approximately $68.0 million with $56.5 million ($46.4 million in cash and a promissory note of $10.1 million payable over a three-year period) paid during the third quarter of 2007, the remainder of which will be paid upon closing of the acquisition of the West Virginia assets. In connection with the acquisition, we preliminarily recorded substantially the entire purchase price of $56.5 million and $0.7 million of closing costs and other miscellaneous items as goodwill ($56.6 million) and other intangibles ($0.6 million).

RESULTS OF OPERATIONS

Three-Month Period Ended September 30, 2007 Compared to the Three-Month Period Ended September 30, 2006

Net Service Revenue

We are dependent on Medicare for a significant portion of our revenue. Approximately 89% and 93% of our net service revenue was derived from Medicare for the three-month periods ended September 30, 2007 and 2006, respectively. The change in concentration of our net services revenue was primarily due to Medicare patients transitioning to other insurance carriers, including HMO Advantage programs.

The following table summarizes our net service revenue growth (amounts in millions):

	For the three-month period ended September 30, 2007			For the three-month period ended September 30, 2006
	Base/Start-ups	Acquisitions	Total
Home health revenue:
Medicare revenue	$142.7	$7.9	$150.6	$119.9
Non-Medicare revenue	16.2	2.9	19.1	8.4

	158.9	10.8	169.7	128.3

Hospice revenue:
Medicare revenue	8.7	1.6	10.3	7.9
Non-Medicare revenue	0.8	0.1	0.9	0.8

	9.5	1.7	11.2	8.7

Total revenue:
Medicare revenue	151.4	9.5	160.9	127.8
Non-Medicare revenue	17.0	3.0	20.0	9.2

	$168.4	$12.5	$180.9	$137.0

Our net service revenue increased $43.9 million, primarily as a result of our internal growth and acquisitions. We experienced growth in our base business, inclusive of start-ups, of $31.4 million, primarily as a result of an increased number of completed episodes and admissions. For the three-month period ended September 30, 2007, we experienced a 19% increase in total completed episodes as compared to the same period in 2006. In addition, our acquisitions, as detailed in note 4 to our condensed consolidated financial statements, added $12.5 million in net service revenue.

The following table summarizes our growth in total home health patient admissions:

	For the three-month period ended September 30, 2007			For the three-month period ended September 30, 2006
	Base/Start-ups	Acquisitions	Total
Admissions:
Medicare	28,283	1,991	30,274	26,276
Non-Medicare	6,859	1,156	8,015	6,760

	35,142	3,147	38,289	33,036

During the three-month period ended September 30, 2007, our internal growth rate was 11% as compared to 12% during the same period in 2006, with total episodic-based admissions for our base/start-up agencies of 30,262 and total episodic-based admissions of 32,672 for the three-month period ended September 30, 2007 as compared to total episodic-based admissions of 27,261 for the same period in 2006.

Cost of Service, excluding Depreciation and Amortization

Our cost of service consists of salaries and related payroll tax expenses, transportation expenses (primarily reimbursed mileage), and supplies and services expenses (including payments to contract therapists) associated with our direct care employees in our agencies. The following summarizes our visit and cost per visit information:

	For the three-month period ended September 30, 2007			For the three-month period ended September 30, 2006
	Base/Start-ups	Acquisitions	Total
Cost of service (amounts in millions):
Home health	$66.6	$6.2	$72.8	$54.9
Hospice	5.7	0.8	6.5	5.0

	$72.3	$7.0	$79.3	$59.9

Home health:
Visits during the period:
Medicare	890,352	43,088	933,440	768,095
Non-Medicare	146,156	23,317	169,473	110,291

	1,036,508	66,405	1,102,913	878,386

Home health cost per visit (1)	$64.25	$93.07	$65.98	$62.49

(1)	We calculate home health cost per visit as home health cost of service divided by total home health visits during the period.

Of the $19.4 million increase in cost of service, $12.4 million is related to increased costs in our base business, inclusive of start-ups and $7.0 million is related to acquisitions. The $12.4 million increase in base business expenses consisted primarily of $11.5 million related to salaries and related payroll taxes, $0.8 million related to travel and training, and $0.1 million related to supplies and services expenses. Typically, acquired locations take up to 18 to 24 months to reach the labor efficiencies of existing operations.

General and Administrative Expenses and Depreciation and Amortization

The following table summarizes our general and administrative expenses and our depreciation and amortization expense (amounts in thousands):

	For the three-month periods ended September 30,
	2007	2006
General and administrative expenses:
Salaries and benefits	$43,238	$32,389
Non-cash compensation	828	797
Other	27,955	23,326
Depreciation and amortization	3,853	2,487

Salaries and benefits increased $10.8 million due primarily to increased personnel costs related to additional operational staff necessitated by our internal growth and acquisitions.

Non-cash compensation expense remained relatively flat. As of September 30, 2007, there was $0.4 million of unrecognized compensation costs related to unvested stock option payments, which is expected to be recognized over a weighted-average period of 9 months, $2.8 million of unrecognized compensation costs related to non-vested stock payments, which is expected to be recognized over a weighted average period of 2.8 years, and $2.2 million of unrecognized compensation costs related to non-vested stock unit payments, which is expected to be recognized over a weighted average period of 3.2 years. No stock options were awarded during the three month-period ended September 30, 2007.

Other general and administrative expense increased $4.6 million, which consisted of a $2.0 million increase in supplies and services expense, $1.1 million increase in travel and training expenses, $0.8 million increase in purchased services, and a $0.7 million increase in rent expense. This net increase in other general and administrative expense was primarily the result of our acquisition and start-up activities during the three-month period ended September 30, 2007.

Other Income (Expense), net

Other income was $4.9 million in the three-month period ended September 30, 2007 as compared to other (expense) of $0.9 million during the three-month period ended September 30, 2006, representing a change of $5.8 million. The primary reason for this increase was related to the conclusion of the Alliance bankruptcy. On September 28, 2007, a federal judge from the United States Bankruptcy Court in the Northern District of Oklahoma (“bankruptcy court”) overseeing the Chapter 7 federal bankruptcy proceedings for Alliance finalized its order on the distribution of funds to creditors. As a result, of the ruling by the bankruptcy court, the liabilities of $4.2 million attributable to Alliance now will not be paid because Alliance has insufficient assets to discharge these liabilities. These liabilities, however, were recorded on our consolidated financial statements because of Alliance’s being a wholly-owned consolidates subsidiary. Neither Amedisys nor any of our affiliates (other than Alliance), however, has any direct obligation for these liabilities and we do not believe there is any basis for asserting that there is an indirect obligation on the part of the Company or any of our affiliates for these liabilities. Accordingly, upon completion of the Alliance bankruptcy, we reversed the accrual for these liabilities that appeared in our consolidated financial statements, and we recognized a gain of $4.2 million as other income in our accompanying condensed consolidated income statement. The discharge of the liabilities was a non-taxable event. The remainder of the increase was attributable to the reduction in interest expense as a result in the decrease in our outstanding debt and interest income earned on our cash and cash equivalents and short-term investments. As of September 30, 2007 and 2006, primarily as a result of our acquisitions, we owed $23.7 million and $47.9 million, respectively, under our long-term obligations, and our cash and cash equivalents, primarily as a result of our equity offering in 2006 and cash flows from operations, were $66.6 million and $9.9 million, as of September 30, 2007 and 2006, respectively.

Income Tax Expense

Income tax expense was $10.4 million in the three-month period ended September 30, 2007 as compared to $6.7 million during the three-month period ended September 30, 2006, representing an increase of $3.7 million, which is primarily attributable to an increase in income before income taxes and minority interests that is partially offset by a decrease in the estimated income tax rate. Our income before taxes and estimated income tax rate was $30.6 million and 34.0% for the three-month period ended September 30, 2007 and $17.3 million and 38.8% for the three-month period ended September 30, 2006. The decrease in the tax rate was primarily attributable to the reversal of the Alliance liabilities resulting from the conclusion of the Alliance bankruptcy, which was a nontaxable event.

Nine-Month Period Ended September 30, 2007 Compared to the Nine-Month Period Ended September 30, 2006

Net Service Revenue

We are dependent on Medicare for a significant portion of our revenue. Approximately 90% and 93% of our net service revenue was derived from Medicare for the nine-month periods ended September 30, 2007 and 2006, respectively. The change in concentration of our net services revenue was primarily due to Medicare patients transitioning to other insurance carriers, including HMO Advantage programs. The following table summarizes our net service revenue growth (amounts in millions):

	For the nine-month period ended September 30, 2007			For the nine-month period ended September 30, 2006
	Base/Start-ups	Acquisitions	Total
Home health revenue:
Medicare revenue	$408.7	$14.5	$423.2	$345.3
Non-Medicare revenue	44.0	5.7	49.7	24.7

	452.7	20.2	472.9	370.0

Hospice revenue:
Medicare revenue	25.7	2.8	28.5	24.7
Non-Medicare revenue	2.3	0.2	2.5	2.4

	28.0	3.0	31.0	27.1

Total revenue:
Medicare revenue	434.4	17.3	451.7	370.0
Non-Medicare revenue	46.3	5.9	52.2	27.1

	$480.7	$23.2	$503.9	$397.1

Our net service revenue increased $106.8 million, primarily as a result of our internal growth and acquisitions. We experienced growth in our base business, inclusive of start-ups, of $83.6 million, primarily as a result of an increased number of completed episodes and admissions. For the nine-month period ended September 30, 2007, we experienced a 20% increase in total completed episodes as compared to the same period in 2006. In addition, our acquisitions, as detailed in note 4 to our condensed consolidated financial statements, added $23.2 million in revenue.

The following table summarizes our growth in total home health patient admissions:

	For the nine-month period ended September 30, 2007			For the nine-month period ended September 30, 2006
	Base/Start-ups	Acquisitions	Total
Admissions:
Medicare	84,929	3,938	88,867	77,560
Non-Medicare	20,511	2,659	23,170	19,819

	105,440	6,597	112,037	97,379

During the nine-month period ended September 30, 2007, our internal growth rate was 13% as compared to 15% during the same period in 2006, with total episodic-based admissions for our base/start-up agencies of 90,572 and total episodic-based admissions of 95,647 for the nine-month period ended September 30, 2007 as compared to total episodic-based admissions of 80,121 for the same period in 2006.

Cost of Service, excluding Depreciation and Amortization

Our cost of service consists of salaries and related payroll tax expenses, transportation expenses (primarily reimbursed mileage), and supplies and services expenses (including payments to contract therapists) associated with our direct care employees in our agencies. The following summarizes our visit and cost per visit information:

	For the nine-month period ended September 30, 2007			For the nine-month period ended September 30, 2006
	Base/Start-ups	Acquisitions	Total
Cost of service (amounts in millions):
Home health	$190.8	$11.9	$202.7	$156.9
Hospice	16.7	1.6	18.3	15.4

	$207.5	$13.5	$221.0	$172.3

Home health:
Visits during the period:
Medicare	2,582,597	88,870	2,671,467	2,233,952
Non-Medicare	404,516	48,113	452,629	299,346

	2,987,113	136,983	3,124,096	2,533,298

Home health cost per visit (1)	$63.88	$86.83	$64.89	$62.01

(1)	We calculate home health cost per visit as home health cost of service divided by total home health visits during the period.

Of the $48.7 million increase in cost of service, $35.2 million related to increased costs in our base business, inclusive of start-ups and $13.5 million related to acquisitions. The $35.2 million increase in base business expenses consisted primarily of $33.7 million related to salaries and related payroll taxes and $1.7 million related to travel and training, which was partially offset by a decrease in supplies and services expenses of $0.2 million. Typically, acquired locations take up to 18 to 24 months to reach the labor efficiencies of existing operations.

General and Administrative Expenses and Depreciation and Amortization

The following table summarizes our general and administrative expenses and our depreciation and amortization expense (amounts in thousands):

	For the nine-month periods ended September 30,
	2007	2006
General and administrative expenses:
Salaries and benefits	$123,709	$98,559
Non-cash compensation	2,359	1,990
Other	76,796	70,367
Depreciation and amortization	9,624	7,337

Salaries and benefits increased $25.2 million due primarily to increased personnel costs related to additional operational staff necessitated by our internal growth and acquisitions.

Non-cash compensation expense increased $0.4 million. As of September 30, 2007, there was $0.4 million of unrecognized compensation costs related to unvested stock option payments, which is expected to be recognized over a weighted-average period of 9 months, $2.8 million of unrecognized compensation costs related to non-vested stock payments, which is expected to be recognized over a weighted average period of 2.8 years, and $2.2 million of unrecognized compensation costs related to non-vested stock unit payments, which is expected to be recognized over a weighted average period of 3.2 years. No stock options were awarded during the nine month-period ended September 30, 2007.

Other general and administrative expense increased $6.4 million, which consisted of a $2.9 million increase in supplies and services expense, $1.6 million increase in rent expense, $1.3 million increase in allowance for doubtful accounts expense, $0.7 million increase in purchased services expense, $0.5 million increase in utilities expense, and $0.2 million increase in repairs and maintenance expense, which was offset by $0.8 million decrease in professional fees. This net increase in other general and administrative expense was primarily the result of our acquisition and start-up activities during the nine-month period ended September 30, 2007.

Other Income (Expense), net

Other income was $6.1 million in the nine-month period ended September 30, 2007 as compared to other (expense) of $2.6 million during the nine-month period ended September 30, 2006, representing a change of $8.7 million. The primary reason for this increase was related to the conclusion of the Alliance bankruptcy. On September 28, 2007, a federal judge from the United States Bankruptcy Court in the Northern District of Oklahoma (“bankruptcy court”) overseeing the Chapter 7 federal bankruptcy proceedings for Alliance finalized its order on the distribution of funds to creditors. As a result, of the ruling by the bankruptcy court, the liabilities of $4.2 million attributable to Alliance now will not be paid because Alliance has insufficient assets to discharge these liabilities. These liabilities, however, were recorded on our consolidated financial statements because of Alliance’s being a wholly-owned consolidated subsidiary. Neither Amedisys nor any of our affiliates (other than Alliance), however, has any direct obligation for these liabilities and we do not believe there is any basis for asserting that there is an indirect obligation on the part of the Company or any of our affiliates for these liabilities. Accordingly, upon completion of the Alliance bankruptcy, we reversed the accrual for these liabilities that appeared in our consolidated financial statements, and we recognized a gain of $4.2 million as other income in our accompanying condensed consolidated income statement. The discharge of the liabilities was a non-taxable event. The remainder of the increase was attributable to the reduction in interest expense as a result in the decrease in our outstanding debt and interest income earned on our cash and cash equivalents and short-term investments. As of September 30, 2007 and 2006, primarily as a result of our acquisitions, we owed $23.7 million and $47.9 million, respectively, under our long-term obligations, and our cash and cash equivalents, primarily as a result of our equity offering in 2006 and cash flows from operations, were $66.6 million and $9.9 million, as of September 30, 2007 and 2006, respectively.

Income Tax Expense

Income tax expense was $28.2 million in the nine-month period ended September 30, 2007 as compared to $17.1 million during the nine-month period ended September 30, 2006, representing an increase of $11.1 million, which is primarily attributable to an increase in income before taxes that is partially offset by a decrease in the estimated income tax rate. Our income before income taxes and minority interests and estimated income tax rate was $76.6 million and 36.8% for the nine-month period ended September 30, 2007 and $43.9 million and 38.8% for the nine-month period ended September 30, 2006. The decrease in the tax rate was primarily attributable to the reversal of the Alliance liabilities resulting from the conclusion of the Alliance bankruptcy, which was a nontaxable event.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows for Nine-Month Period Ended September 30, 2007 versus Nine-Month Period Ended September 30, 2006

The following table summarizes our cash flows (amounts in thousands):

	For the nine-month periods ended September 30,
	2007	2006
Cash provided by operating activities	$81,762	$26,388
Cash (used in) investing activities	(101,543)	(30,681)
Cash provided by (used in) financing activities	2,152	(3,083)

Net (decrease) in cash and cash equivalents	(17,629)	(7,376)
Cash and cash equivalents at beginning of period	84,221	17,231

Cash and cash equivalents at end of period	$66,592	$9,855

Operating cash flows increased by $55.4 million from the nine-month period ended September 30, 2006 to the nine-month period ended September 30, 2007. During the nine-month period ended September 30, 2007 compared to the same period of 2006, our working capital increased $40.2 million, net of the impact of acquisitions and we had a $21.5 million increase in net income. The working capital increase was primarily the result of a $16.1 million decrease in our accounts payable, a $15.7 million increase in accrued expenses and a $3.3 million decrease in other current assets, a $3.0 million change in obligations due Medicare, a $1.6 million change on our outstanding patient accounts receivable and a $0.7 million decrease in other assets, which was slightly offset by a $0.2 million change in other long-term obligations. Our payments made for outstanding accounts payable decreased significantly from 2006; primarily due to an $18.8 million payment made from 2005 Hurricane Katrina related payroll tax deferrals paid in 2006.

Investing cash outflows increased $70.9 million during the nine-month period ended September 30, 2007, primarily as a result of an increase in acquisitions of $68.8 million and an increase of $2.7 million in the purchases of property and equipment. This increase in capital expenditures was inclusive of $6.9 million for tablet PCs, which are used with our new Point of Care system and $4.5 million for a replacement of our corporate jet, which netted to a $1.5 million cash outflow after considering the cash proceeds received from the sale of our former jet.

Financing cash flows increased $5.2 million from the nine-month period ended September 30, 2006. The increase was due to a reduction of $5.2 million in payments made in 2007 on outstanding long-term obligations. As of September 30, 2007, our total outstanding long-term obligations of $23.7 million had decreased from $47.9 million as of September 30, 2006, primarily as a result of payments made on our senior credit facility that occurred during the fourth quarter of 2006 with proceeds from an equity offering, which paid in full and terminated such senior credit facility.

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily under the Medicare program; however, from time to time, we can and do obtain additional sources of liquidity through sales of our equity or by incurring additional debt. As of September 30, 2007, we had $72.5 million in cash and cash equivalents, inclusive of $5.9 million in restricted cash, $250.0 million of availability for the issuance of any combination of preferred and common stock, if needed, under our effective shelf registration statement, and $23.7 million in indebtedness related to our promissory notes and our outstanding capital leases incurred primarily as a result of our acquisitions. In addition, on October 24, 2007 we entered into a Revolving Credit Facility for a three-year term that gives us an additional $100.0 million of liquidity with a potential increase of an additional $100.0 million, if needed and if properly approved by the lenders. As of September 30, 2007, we had $5.9 million in outstanding letters of credit, primarily related to workers’ compensation insurance.

We are continuing to deploy laptop computers to our clinical staff, and thus expended $6.9 million during the nine-month period ended September 30, 2007 and anticipate spending $0.6 million during the remainder of 2007 for the completion of our deployment. In addition, we spent $16.2 million in other capital expenditures, which $8.3 million was routine, $4.5 million related to the purchase of a replacement for our corporate jet, which netted to a $1.5 million cash outflow after consideration was taken for the cash proceeds received from the sale of our former jet and $3.4 million was related to the completion of our corporate headquarters in Baton Rouge, Louisiana during the nine-month period ended September 30, 2007. As of September 30, 2007, we had completed our total cash outflow related to our corporate headquarters and had capitalized the entire amount. In addition to our anticipated cash outflows for the deployment of laptop computers, we anticipate spending an additional $3.0 million in routine capital expenditures during the last quarter of 2007.

Based on our operating forecasts and our estimated impact of the recently finalized changes made to PPS by CMS, we believe we will have sufficient cash to fund our operations and capital requirements over the next twelve months. However, our liquidity is dependent upon a number of factors influencing forecasts of earnings and operating cash flows. These factors include patient growth, attaining expected results from acquisitions including our integration efforts, our ability to manage our operations based upon certain staffing formulas and certain assumptions of our reimbursement by Medicare. Our reimbursement by Medicare is subject to a number of factors including, but not limited to, recommendations made by the Medicare Payment Advisory Commission (“MedPAC”) to the United States Congress (“Congress”), legislation changes made by Congress that directly impact the reimbursement rates paid by Medicare, or changes made by CMS. For instance, on August 22, 2007, CMS finalized changes to the Medicare Home Health PPS. Management estimates that the results of these changes will reduce our Medicare net service revenue by approximately 1.0% during 2008. In addition, if CMS does not update its electronic payment systems to comply with the changes by the effective date, we may experience a potential delay in the reimbursement received for services provided to Medicare beneficiaries. Any further changes to the Medicare reimbursement methodology could have an additional material impact on our future results of operations and our expected future cash flows. Management continues to monitor such regulatory and reimbursement changes proposed and made to the Medicare reimbursement methodology. Further, we have certain other contingencies and reserves, including litigation reserves, recorded as liabilities in our accompanying condensed consolidated balance sheets that we may be required to liquidate in cash in the near future.

We believe that inflation has not significantly impacted our results of operations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management with the participation of its principal executive and financial officers, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2007, the Company’s disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e).

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See note 11 to our condensed consolidated financial statements in Part I, Item 1 of this Report, for information concerning our legal proceedings.

ITEM 1 A.	RISK FACTORS

RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and trading price of our common stock.

Risks Related to Our Industry

Our revenue is substantially derived from Medicare. Reductions in Medicare rates, rate increases that do not cover cost increases and/or significant changes to the Medicare reimbursement methodology may adversely affect our business.

We generally receive fixed payments from Medicare for our home health services based on the level of care that we provide patients. Reductions to Medicare rates and/or changes in Medicare reimbursement methodology could have an adverse impact on our revenue and profitability. Medicare payments could be reduced as a result of:

•	changes in the way Medicare pays providers that provide significant therapy services to beneficiaries;

•	administrative or legislative changes to the base episode rate;

•	the elimination or reduction of annual rate increases based on medical inflation;

•	adjustments to the relative components of the wage index used in determining reimbursement rates;

•	the imposition by Medicare of co-payments or other mechanisms shifting responsibility for a portion of payment to beneficiaries;

•	the reclassification of home health resource groups; or

•	other adverse changes to payment rates or payment methodologies.

On August 22, 2007, CMS issued its final rule to redefine and update the Home Health PPS for calendar year 2008 (“final rule”). The final rule included changes in the base rate calculation, case mix adjustment model, implementation of refinement to the payment system and imposed new quality of care data collection requirements, among other requirements. CMS also included a 3.0% increase to Medicare home health rates (“market basket”) for calendar year 2008 as its suggestion to the United States Congress (“Congress”) for its final review and approval.

Since April 27, 2007, when CMS first issued its Notice of Proposed Rulemaking regarding the Home Health PPS Refinement and Rate Update for Calendar Year 2008, we have been working on estimating the net impact of the CMS changes to PPS on our Medicare net service revenue for calendar year 2008. In order to make such an estimate and to prepare for this new payment system, we have made and continue to make changes to our systems necessary to implement the final rule. Our process has included modeling and testing our historical episode data with the inclusion of these changes. During this modeling process, we have benefited from the system wide roll-out of our Point of Care (“PoC”) system, which has enabled our clinical assessment data to become more consistent when compared to our pure paper environment in 2006. While our programming, modeling and testing of the required changes is not complete, we have preliminarily estimated that implementation of the final rule will reduce our Medicare net service revenue for calendar year 2008 by approximately 1.0%. This estimate is subject to change and has various assumptions built into it that could impact the actual results experienced. These changes and assumptions include, but are not limited to, changes to the final rule as currently written, changes to the proposed 3.0% market basket increase, future changes to our systems resulting from our continuing programming, modeling and testing process, differences in case mix used for the estimate and the actual case mix experienced in 2008, and various other contributing factors. If the assumptions that we used in our preliminary estimate of the net impact of the final rule differ from the actual impact that is experienced, the actual effect of the final rule on our operations and liquidity could vary materially from what we currently estimate.

Overall payments made by Medicare to us for hospice services are subject to two payment limitations, known as hospice caps, which are calculated by the Medicare fiscal intermediary on an annual basis. Under the first limitation, total Medicare payments to us per provider number are compared to a hospice cap amount that is calculated by multiplying the number of Medicare beneficiaries under that provider number electing hospice care for the first time during the cap period by a statutory amount that is indexed for inflation. The cap amount per Medicare beneficiary for the twelve-month periods ending

October 31, 2007 and 2006 is $21,410 and $20,585, respectively. We must return any payments in excess of the cap amount to Medicare within fifteen days. The second hospice cap, which is also calculated on a per provider number basis, provides that reimbursement for any in-patient days that exceed 20% of the total in-service days for the particular provider-number shall be reimbursed at a lower rate. Our ability to avoid these limitations depends on a number of factors, each determined on a provider-number basis, including the average length of stay and mix in level of care. Revenue and profitability associated with our hospice operations may be materially reduced if we are unable to avoid triggering these and other Medicare payment limitations. In addition, these limits can be adjusted with retroactive changes in the published cap amounts. For instance, on April 20, 2007, CMS released a transmittal that provided for a correction of the hospice cap amount for fiscal years ending October 31, 2004 and 2003. As a result of the correction, the new cap amounts were $18,963 and $18,143 for fiscal 2004 and 2003, respectively, compared to the prior rates of $19,636 and $18,661 for fiscal 2004 and 2003, respectively. For those providers who were affected by the corrected cap amounts, the fiscal intermediary issued revised calculations and letters. As we expand our hospice operations, we cannot be certain that we will not exceed the cap amounts in the future. Thus, we cannot assure you that these limitations will not negatively affect our profitability on a company-wide basis in the future.

Further, for our hospice patients receiving nursing home care under certain state Medicaid programs who elect hospice care under Medicare or Medicaid, the state must pay us, in addition to the applicable Medicare or Medicaid hospice per diem rate, an amount equal to at least 95% of the Medicaid per diem nursing home rate for “room and board” furnished to the patient by the nursing home. We contract with various nursing homes for the nursing homes’ provision of certain “room and board” services that the nursing homes would otherwise provide Medicaid nursing home patients. We bill and must collect from the applicable state Medicaid program an amount equal to at least 95% of the amount that would otherwise have been paid directly to the nursing home under the state’s Medicaid plan. Under our standard nursing home contracts, we generally pay the nursing home for these “room and board” services in advance of reimbursement from Medicaid at 100% of the Medicaid per diem nursing home rate. Approximately 40% of our hospice patients reside in nursing homes. Consequently, the reduction or elimination of Medicare payments for hospice patients residing in nursing homes, our ability to collect for these services or any change in our ability to provide service to such patients would significantly reduce the net patient service revenue and profitability related to our hospice operations or may have an adverse effect on our doubtful accounts expense.

Finally, our reimbursement for hospice services by Medicare is also subject to legislation changes similar to our reimbursement for home health services. On August 31, 2007, CMS finalized the 3.3% rate increase for hospice care and hospice services provided during the twelve-month period beginning on October 1, 2007 through November 30, 2008. We cannot assure you that this increase will not be retroactively adjusted in the future and cannot predict the impact that any such adjustment would have on our consolidated results of operation and cash flows.

If any of our agencies fail to comply with the conditions of participation in the Medicare program, that agency could be terminated from the Medicare program, which would adversely affect our net patient service revenue and profitability.

Each of our home health and hospice agencies must comply with the extensive conditions required of participation in the Medicare program. If any of our agencies fail to meet the Medicare conditions of participation, that agency may receive a notice of deficiency from the applicable state surveyor. If that agency then fails to institute a plan of correction to remediate the deficiency within the correction period provided by the state surveyor, that agency could be terminated from the Medicare program. Any termination of one or more of our home health agencies from the Medicare program for failure to satisfy the program’s conditions of participation could adversely affect our net service revenue and profitability. CMS has announced that it is currently revising the Medicare conditions of participation for home health, with publication expected no earlier than the fourth quarter of 2007. We do not know at this time what effect the revisions will have on our operations, and there can be no assurances that the revisions will not negatively affect our profitability.

In addition, we are subject to various routine and non-routine reviews, audits and investigations by the Medicare and Medicaid programs and other federal and state governmental agencies, which have various rights and remedies against us if they assert that we have overcharged the programs or failed to comply with program requirements. Violation of the laws governing our operations, or changes in interpretations of those laws, could result in the imposition of fines, civil or criminal penalties, and the termination of our rights to participate in federal and state-sponsored programs and/or the suspension or revocation of our licenses. If we become subject to material fines or if other sanctions or other corrective actions are imposed on us, we might suffer a substantial reduction in profitability.

Our operations are subject to federal and state laws prohibiting fraud by healthcare providers, including laws containing criminal provisions.

These laws prohibit filing false claims or making false statements in order to receive payment or obtain certification under Medicare and Medicaid programs, or failing to refund overpayments or improper payments. Violation of these criminal provisions is a felony punishable by imprisonment and/or fines. We may also be subject to fines and/or treble damages if we violate laws that prohibit knowingly filing a false claim or knowingly using false statements to obtain payment. Such violations may also result in exclusion from federal healthcare programs, which would negatively affect our profitability.

For example, in 1999, we uncovered certain improprieties stemming from the unauthorized conduct of an agency director in an agency we had acquired in Monroe, Louisiana. We self-reported these improprieties to the Office of the Inspector General (“OIG”). Following an extensive series of audits, we reached a settlement with the federal government in August 2003, whereby we agreed to repay approximately $1.2 million to the government in three annual payments, the last of which we made in August 2005. As part of the settlement, we also executed a three-year CIA, which required, among other things, that we (1) maintain our training and compliance programs; (2) provide additional, specific training in certain areas; (3) conduct annual, independent audits of the Monroe agency; and (4) make timely disclosure of, and repay, overpayments resulting from any potential fraud or abuse of which we became aware.

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

We also operate our agencies under licenses issued and regulated by the respective states in which they are located. Each agency is subject to periodic surveys and complaint-based surveys. If a survey identifies violations of state standards, the agency typically is afforded a grace period in which to comply or otherwise lose its license to operate. If we are found to be in violation of any of these state standards, it could have a material adverse effect on our results of operations.

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

We are required to comply with federal and state laws, generally referred to as “anti-kickback laws,” that prohibit certain direct and indirect payments or other financial arrangements between health care providers that are designed to encourage the referral of patients to a particular provider for medical services. In addition to these anti-kickback laws, the Federal government has enacted specific regulations, commonly known as the “Stark law,” that prohibit certain financial relationships, specifically including ownership interests and compensation arrangements, between physicians and providers of designated health services, such as home health agencies, to whom said physicians refer patients. Some of these same financial relationships are subject to regulation by the individual states, as well. Under both anti-kickback laws and the Stark law, there are a number of safe harbors that permit certain carefully constrained relationships. Amedisys avails itself of these safe harbors in several instances. For example, we currently have contractual relationships with certain physicians who provide consulting services to our company. Many of these physicians are current or potential referral sources. In addition, in some of our local markets, we lease office space from physicians who may also be referral sources. We cannot assure you that courts or regulatory agencies will not interpret state and federal anti-kickback laws and state laws regulating relationships between health care providers and physicians in ways that will implicate our practices. Violations of these laws could lead to fines or sanctions that may have a material adverse effect on our results of operations.

We may be subject to substantial malpractice or other similar claims.

The services we offer involve an inherent risk of professional liability and related substantial damage awards. As of September 30, 2007, we had over 6,100 direct care employees working for our home health agencies and over 425 direct care employees working for our hospice agencies. In addition, we employ direct care workers on a contractual basis. On any given day, the majority of these nurses, therapists and other direct care personnel are driving to and from patients’ homes where they deliver medical and other care. Due to the nature of our business, we and the caregivers who provide services on our behalf may be the subject of medical malpractice claims. These caregivers could be considered our agents, and, as a result, we could be held liable for their medical negligence. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. We maintain malpractice liability insurance and are responsible for amounts in excess of the limits of our coverage.

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

An economic downturn could have a detrimental effect on our revenue. Historically, state budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we can expect continuing cost containment pressures on Medicaid outlays for our services in the states in which we operate. In addition, an economic downturn may also affect the number of enrollees in managed care programs as well as the profitability of managed care companies, which could result in reduced reimbursement rates.

Our industry is highly competitive, with relatively few barriers to entry in some markets.

Our home health agencies compete with local and regional home health companies, hospitals, nursing homes and other businesses that provide home health services. In addition, there are relatively few barriers to entry in some of the home health services markets in which we operate. Our primary competition comes from local companies in each of our markets and these privately owned or hospital-owned health care providers vary by region and market. We compete based on the availability of personnel; the quality, expertise and value of our services; and in select instances, on the price of our services. Increased competition in the future from existing competitors or new entrants may limit our ability to maintain or increase our market share.

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

Some states require health care providers (including skilled nursing facilities, hospice agencies, home health agencies and assisted living facilities) to obtain prior approval, known as a CON, or as it is referred to in some states, a permit of approval (“POA”), for:

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

We rely significantly on our ability to attract and retain caregivers who possess the skills, experience and licenses necessary to meet the requirements of our patients. We compete for personnel with other providers of home health and hospice services. Our ability to attract and retain caregivers depends on several factors, including our ability to provide these caregivers with attractive assignments and competitive benefits and salaries. We cannot assure you that we will succeed in any of these areas. In addition, there are occasional shortages of qualified health care personnel in some of the markets in which we operate. As a result, we may face higher costs of attracting caregivers and providing them with attractive benefit packages, than we originally anticipated, and, if that occurs, our profitability could decline. Finally, although this is currently not a significant factor in our existing markets, if we expand our operations into geographic areas where health care providers historically have unionized, we cannot assure you that negotiating collective bargaining agreements will not have a negative effect on our ability to timely and successfully recruit qualified personnel. Generally, if we are unable to attract and retain caregivers, the quality of our services may decline and we could lose patients and referral sources.

Risks Related to Our Business

Our revenue is substantially derived from Medicare. Reductions in Medicare rates, rate increases that do not cover cost increases and/or significant changes to the Medicare reimbursement methodology may adversely affect our business.

For each of the years ended December 31, 2006, 2005 and 2004, we received 93% of our revenue from Medicare and for the nine month periods ended September 30, 2007 and 2006, we received 90% and 93% of our revenue from Medicare, respectively. We generally receive fixed payments from Medicare for our home health services based on the level of care that we provide patients. Consequently, our profitability largely depends upon our ability to manage the cost of providing those services.

Future cost containment initiatives undertaken by private third-party payors may limit our future revenue and profitability.

Our non-Medicare revenue and profitability also are affected by the continuing efforts of third-party payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Any changes in reimbursement levels from these third-party payor sources and any changes in applicable government regulations could have a material adverse effect on our revenue and profitability. There is no guarantee that third-party payors will provide us with timely payments for our services. We can provide no assurance that we will continue to maintain our current payor or revenue mix.

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

Possible changes in the case mix of patients, as well as payor mix and payment methodologies, may have a material adverse effect on our profitability.

The sources and amounts of our patient revenues are determined by a number of factors, including the mix of patients and the rates of reimbursement among payors. Changes in the case mix of the patients, payment methodologies or payor mix among private pay, Medicare and Medicaid may significantly affect our profitability.

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

Our business is characterized by delays in reimbursement from the time we provide services to the time we receive reimbursement or payment for these services. If we have difficulty in obtaining documentation, such as physician orders, experience information system problems or experience other issues that arise with Medicare or other providers, we may encounter additional delays in our payment cycle. Timing delays may cause working capital shortages. Working capital management, including prompt and diligent billing and collection, is an important factor in achieving our financial results and maintaining liquidity. It is possible that documentation support, system problems, Medicare or other provider issues or industry trends may extend our collection period, adversely impacting our working capital, and that our working capital management procedures may not successfully negate this risk.

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

If CMS is not able to upgrade its electronic payment systems to comply with changes to Medicare reimbursement rates for home health services as of the effective date of the changes, our cash flows could be adversely affected.

As finalized by CMS, changes to Medicare reimbursement rates for home health services will require CMS to update its electronic payment systems to comply with the changes. This update could be delayed and may not be in place as of the effective date of the rate changes, January 1, 2008, causing a potential delay in the reimbursement received by us for services provided to Medicare beneficiaries. If such a delay does occur, our cash flows from operations could be adversely affected, depending on the length of the delay. For instance, when Medicare transitioned to the Prospective Payment System (“PPS”)

on October 1, 2000, there was a delay in the update by Medicare to its payment systems; however, Medicare paid an established estimated amount until the update was completed, thus allowing our cash flows to not be adversely affected. We cannot guarantee that such a temporary payment scheme will be implemented by CMS if it is not able to update its systems timely.

Our growth strategy depends on our ability to manage growing and changing operations.

Our business has grown significantly in size and complexity in recent years. Our internal growth rate for episodic-based patient admissions was approximately 13% and 15% for the nine-month periods ended September 30, 2007 and 2006, respectively. This growth has placed, and will continue to place, significant demands on our management systems, internal controls and financial and professional resources. In addition, we will need to further develop our financial controls and reporting systems to accommodate future growth. This could require us to incur expenses for hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding our information technology infrastructure. Our inability to manage growth effectively could have a material adverse effect on our financial results.

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

We are focusing significant time and resources on the acquisition of home health and hospice agencies, or on some of their assets, in targeted markets. Not only do we face competition for acquisition candidates, which may limit the number of acquisition opportunities available to us and may lead to higher acquisition prices, but we may also be unable to identify, negotiate and complete suitable acquisition opportunities on reasonable terms. Additionally, acquisitions involve significant risks and uncertainties, including difficulties in recouping partial episode payments and other types of misdirected payments for services from the previous owners, difficulties integrating acquired personnel and business practices into our business, the potential loss of key employees or patients of acquired agencies, and the assumption of liabilities and exposure to unforeseen liabilities of acquired agencies. We may not be able to fully integrate the operations of the acquired businesses with our current business structure in an efficient and cost-effective manner. The failure to effectively integrate any of these businesses could have a material adverse effect on our operations.

Our acquisitions may impose strains on our existing resources.

As a result of our past and current acquisition strategy, we have grown significantly over the last two years. As we continue to add acquisition-related revenue and expand our markets, our growth could strain our resources, including management, information systems, regulatory compliance measures, logistics and other controls. We cannot assure you that our resources will keep pace with our anticipated growth. If we do not manage our expected growth effectively, our future results could be adversely affected.

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

We are implementing a new Point of Care (“PoC”) system that includes providing laptop computers to our staff. We anticipate that laptops will be provided to all of our full-time home health visiting clinicians by the end of 2007. We have installed privacy protection systems and devices on our network and the PoC laptops in an attempt to prevent unauthorized access to information in our database. However, our technology may fail to adequately secure the confidential health information we maintain in our databases and protect it from theft or inadvertent leakage. In such circumstances, we may be held liable to our patients and regulators, which could result in litigation or adverse publicity that could have a material adverse effect on our business. Even if we are not held liable, any resulting negative publicity could harm our business and distract the attention of management.

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

We have developed and utilize a proprietary Windows-based clinical software system to collect assessment data, schedule and log patient visits, generate medical orders and monitor treatments and outcomes in accordance with established medical standards. The system integrates billing and collections functionality as well as accounting, human resource, payroll and employee benefits programs provided by third parties. Problems with, or the failure of, our technology and systems or any system upgrades or programming changes associated with such technology and systems that have problems or fail to function properly could negatively impact data capture, billing, collections, assessment of internal controls and management and reporting capabilities. Any such problems or failures could adversely affect our operations and reputation, result in significant costs to us and impair our ability to provide our services in the future. The costs incurred in correcting any errors or problems may be substantial and could adversely affect our profitability.

For instance, the recently issued CMS final rule to redefine and update the Home Health PPS for calendar year 2008 will require several system upgrades and programming changes. If we are unable to timely and accurately complete these updates, any consolidated financial statements issued by us after the effective date of the Medicare reimbursement rate changes could be adversely affected or materially misstated.

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

We are self-insured against certain potential liabilities, and our insurance reserves may be inadequate if unexpected losses occur.

We are self-insured for health insurance and workers’ compensation claims up to $200,000 and $250,000, respectively, per incident and maintain appropriate reserves to cover anticipated payments. Insurance reserves are recorded based on estimates made by management and validated by third party actuaries on a quarterly basis to ensure such estimates are within acceptable ranges. Actuarial estimates are based on detailed analyses of health care cost trends, mortality rates, claims history, demographics, industry trends and federal and state law. As a result, the amount of reserve and related expense may be significantly affected by the outcome of these studies. Calculation of the estimated accrued liability for self-insured claims remains subject to inherent liability and significant and adverse changes in the experience of claims settlement and other underlying assumptions could negatively impact operating results.

We have established reserves for Medicare liabilities that may be payable by us in the future. These liabilities may be subject to audit or further review, and we may owe additional amounts beyond what we expect and have reserved for.

Prior to the implementation of PPS on October 1, 2000, we recorded Medicare revenue at the lower of: (1) actual costs, (2) the per-visit cost limit, or (3) a per-beneficiary cost limit on an individual provider basis. We determined ultimate reimbursement upon review of annual cost reports. As of September 30, 2007, we have estimated an aggregate payable to Medicare of $2.8 million, all of which is reflected as a current liability in our consolidated financial statements. The $2.8 million liability has two components: a cost report adjustments reserve ($2.0 million) and a PPS payment adjustments reserve ($0.8 million). If actual amounts exceed our reserves, we may incur additional costs that may adversely affect our results of operations.

Cost Report Adjustments Reserve. The recorded $2.0 million cost report adjustments reserve relates to cost report reserves filed prior to the implementation of PPS. We cannot be sure that we have accurately evaluated this liability and estimated an appropriate reserve.

PPS Payment Adjustments Reserve. The remaining balance of $0.8 million is related to notice from CMS that it intends to seek recovery of overpayments that were made for patients who had, within 14 days of a readmission to home health prior to the expiry of 60 days from the previous admission date at another home health agency, been discharged from inpatient facilities, including hospitals, rehabilitation and skilled nursing units for the periods dating from the implementation of the PPS on October 1, 2000 through particular dates in 2003 and 2004. We cannot be sure that we have accurately evaluated this liability and estimated an appropriate reserve.

If we must write off a significant amount of intangible assets or long-lived assets, our earnings will be negatively impacted.

Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was approximately $307.4 million as of September 30, 2007. If we make additional acquisitions, it is likely that we will record additional intangible assets to our consolidated financial statements. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets of $80.6 million as of September 30, 2007, which we review both on a periodic basis as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination that a significant impairment in value of our unamortized intangible assets or long-lived assets occurs, such determination could require us to write off a substantial portion of our assets. Such a write off would negatively affect our earnings.

We depend on the services of our executive officers and other key employees.

Our success depends upon the continued employment of certain members of our senior management team, including our Chairman and Chief Executive Officer, William F. Borne, our President and Chief Operating Officer, Larry R. Graham, our Chief Financial Officer, Dale E. Redman, our Chief Information Officer, Alice A. Schwartz, and our Chief Compliance Officer, Jeffrey D. Jeter.

We maintain key employee life insurance of $4.5 million on Mr. Borne’s life and have entered into employment agreements with Mr. Borne, Mr. Graham, Mr. Redman, Ms. Schwartz and Mr. Jeter.

Our operations could be affected by natural disasters or terrorist acts.

Our corporate office and a number of our agencies are located in the southeastern United States and the Gulf Coast Region, increasing our exposure to hurricanes and other natural disasters. The occurrence of natural disasters in the markets in which we operate could not only affect the day-to-day operations of our agencies, but could also disrupt our relationships with patients, employees and referral sources located in the affected areas and, in the case of our corporate office, our ability to provide administrative support services, including, for example, billing and collection services. In addition, any episode of care that is not completed due to the impact of a natural disaster will generally result in lower revenue for the episode. We cannot assure you that hurricanes or other natural disasters will not have a material adverse impact on our business, financial condition or results of operations in the future.

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

Sales of substantial amounts of our common stock or preferred stock, or the availability of those shares for future sale, could adversely affect our stock price and limit our ability to raise capital.

The following table presents information about our outstanding common and preferred stock and our outstanding securities exercisable for or convertible into shares of common stock:

As of September 30, 2007
Common stock outstanding	26,193,932
Preferred stock outstanding	—
Common stock available under 1998 Stock Option Plan	1,627,969
Common stock available under Directors’ Stock Option Plan	224,800
Stock options outstanding	953,790
Stock options exercisable	892,895
Warrants outstanding	50,667
Non-vested stock outstanding	136,547
Non-vested stock units outstanding	42,958

When stock options are outstanding and exercisable, we have an obligation to convert such stock options into shares of our common stock if the holder decides to exercise such options. In addition, our outstanding and exercisable warrants are also subject to issuance of additional shares of common stock, if the holder decides to exercise such warrants. Further, we issue non-vested stock units to employees with vesting terms ranging from three to four years. Such awards are similar to non-vested stock; however, the shares of common stock underlying such non-vested stock units are not issued to the recipient until the award has vested and thus are not included in our common stock outstanding.

We also have performance-based awards which are issued under our 1998 Stock Option Plan. Based on the terms and conditions of such awards, the Company determines if the awards should be recorded as either equity or liability instruments. When such awards are issued, there are certain objectives that the Company must achieve in order for such awards to be earned. For instance, during the nine-month period ended September 30, 2007, the Company issued performance-based awards to certain employees for the first time. If the Company achieves the target levels established by the award, then the recipients will receive non-vested stock units valued at approximately $1.1 million, and if the Company exceeds the target objective, to the point of achieving the projected maximum payout, the recipients will receive non-vested stock units valued at approximately $1.3 million. On the date that the performance-based objectives are known to have been achieved, we will determine and issue non-vested stock units to the recipient that equal the dollar amount of the award earned, which units will vest equally over three years beginning December 31, 2008. Once these non-vested stock units have vested, the recipient will then receive shares of our common stock.

If we were to sell substantial amounts of our common stock in the public or if there were a public perception that substantial sales could occur, the market price of our common stock could decline as a result of such sales. These sales or the perception of substantial future sales may also make it more difficult for us to sell common stock in the future to raise capital.

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

Our certificate of incorporation currently authorizes us to issue up to 60,000,000 shares of common stock and 5,000,000 shares of undesignated preferred stock. Our board of directors may cause us to issue additional stock to discourage an attempt to obtain control of our company. For example, shares of stock could be sold to purchasers who might support our board of directors in a control contest or to dilute the voting or other rights of a person seeking to obtain control. In addition, our board of directors could cause us to issue preferred stock entitling holders to:

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

We have implemented other anti-takeover provisions or provisions that could have an anti-takeover effect, including: (1) advance notice requirements for director nominations and stockholder proposals and (2) a stockholder rights plan, also known as a “poison pill.” These provisions, and others that our board of directors may adopt hereafter, may discourage offers to acquire us and may permit our board of directors to choose not to entertain offers to purchase us, even if such offers include a substantial premium to the market price of our stock. Therefore, our stockholders may be deprived of opportunities to profit from a sale of control.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On October 25, 2007, our Board of Directors amended and restated in its entirety Article V of our By-laws. The By-laws amendment permits the issuance of uncertificated shares through a direct registration system. This amendment is in response to rules of the NASDAQ Global Select Market requiring all traded stock to be eligible for direct share registration. A composite of our By-laws inclusive of all amendments through October 25, 2007, and reflecting the amendments to Article V, is filed herewith as Exhibit 3.2.

ITEM 6.	EXHIBITS

The exhibits marked with the cross symbol (†) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
2.1	Amended and Restated Asset Purchase Agreement dated as of August 29, 2007, by and among Amedisys Alaska, L.L.C., Amedisys Colorado, L.L.C., Amedisys Idaho, L.L.C., Amedisys Kansas, L.L.C., Amedisys New Hampshire, L.L.C., Amedisys Oregon, L.L.C., Amedisys Washington, L.L.C., Amedisys West Virginia, L.L.C. and Amedisys Wyoming, L.L.C. (as “Buyer Companies”), IntegriCare, Inc. (as “Seller”) and Amedisys, Inc. (“the Company”)	The Company’s Current Report on Form 8-K filed September 6, 2007	0-2426	2.1

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-2426	3.1

†3.2	Composite of By-Laws of the Company inclusive of all amendments through October 25, 2007

†31.1	Certification of William F. Borne, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	Certification William F. Borne, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	Certification Dale E. Redman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMEDISYS, INC. (Registrant)

By:	/s/ Dale E. Redman
Dale E. Redman
Chief Financial Officer and Duly Authorized Officer

DATE: October 30, 2007

AMEDISYS, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

The exhibits marked with the cross symbol (†) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
2.1	Amended and Restated Asset Purchase Agreement dated as of August 29, 2007, by and among Amedisys Alaska, L.L.C., Amedisys Colorado, L.L.C., Amedisys Idaho, L.L.C., Amedisys Kansas, L.L.C., Amedisys New Hampshire, L.L.C., Amedisys Oregon, L.L.C., Amedisys Washington, L.L.C., Amedisys West Virginia, L.L.C. and Amedisys Wyoming, L.L.C. (as “Buyer Companies”), IntegriCare, Inc. (as “Seller”) and Amedisys, Inc. (“the Company”)	The Company’s Current Report on Form 8-K filed September 6, 2007	0-2426	2.1

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-2426	3.1

†3.2	Composite of By-Laws of the Company inclusive of all amendments through October 25, 2007

†31.1	Certification of William F. Borne, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	Certification William F. Borne, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	Certification Dale E. Redman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002