Form 10-K
period 2007-12-31
AMEDISYS INC
filed 2008-02-27
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

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

(225) 292-2031 or (800) 467-2662

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, par value $0.001 per share	Name of Each Exchange on Which Registered The NASDAQ Global Select Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price as quoted by the NASDAQ Global Select Market on June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was $795,638,662. For purposes of this determination shares beneficially owned by officers, directors and ten percent stockholders have been excluded, which does not constitute a determination that such persons are affiliates.

As of February 20, 2008, registrant had 26,470,599 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) to be filed pursuant to the Securities Exchange Act of 1934 are incorporated herein by reference into Part III of this Annual Report on Form 10-K for the year ended December 31, 2007.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Annual Report on Form 10-K or in the information incorporated by reference, words like “believes”, “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those projected therein. These risks and uncertainties include, but are not limited to: general economic and business conditions, changes in or failure to comply with existing regulations or the inability to comply with new government regulations on a timely basis, changes in Medicare and other medical reimbursement levels, our ability to complete acquisitions we announce from time to time, and any financing related thereto, our ability to meet debt service requirements, adverse changes in federal and state laws relating to the health care industry, demographic changes, availability and terms of capital, our ability to attract and retain qualified personnel, ongoing development and success of new start-ups, our ability to successfully integrate newly acquired agencies, changes in estimates and judgments associated with critical accounting policies, business disruption due to natural disasters or acts of terrorism, and various other matters, many of which are beyond our control.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based. For a discussion of some of the factors discussed above as well as additional factors, see Part I, Item 1A. Risk Factors and Part II, Item 7 Critical Accounting Policies within Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

Unless otherwise provided, “Amedisys,” “we,” “us,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries and when we refer to 2007, 2006 and 2005, we mean the twelve month period then ended December 31, unless otherwise provided.

A copy of this Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission, including all exhibits, is available on our internet website at http://www.amedisys.com on the “Investors” page under the “SEC Filings” link.

PART I

ITEM 1. BUSINESS

Overview

We are a leading provider of high-quality, low-cost home health services to the chronic, co-morbid, aging American population. We were originally incorporated in Louisiana in 1982, transferred our operations to a Delaware corporation, which was incorporated in 1994 and became a publicly traded company in August of that year. Our common stock is currently traded on the NASDAQ Global Select Market under the trading symbol “AMED”. The services that we provide on a multi-state basis include both home health and hospice services with over 8,900 employees and approximately 89% of our revenue derived from Medicare. As of December 31, 2007, we owned and operated 325 Medicare-certified home health agencies, 29 Medicare-certified hospice agencies and managed the operations of four Medicare-certified home health and two Medicare-certified hospice agencies in 30 states within the United States. Our typical home health patient is Medicare eligible, 80 to 84 years old and takes approximately eight different medications on a daily basis. For our home health patients, we typically receive a 60-day episodic-based payment from Medicare that averages $2,666 for each episode of care that we provide. Our care for each home health patient focuses on improving the quality of life by evaluating the health condition of each patient; developing a doctor approved plan of care for each episode of care to achieve certain goals for each individual patient, which can be followed up with additionally paid episodes of care, if deemed necessary; and educating each patient on how to either maintain or continue to improve upon their health on an ongoing basis after they leave our care.

During 2007, we completed the acquisition of 38 home health and 11 hospice agencies. Our asset purchase of IntegriCare, Inc. during the third and fourth quarters of 2007, accounted for a substantial number of these locations with a total of 15 home health and nine hospice agencies in nine states. In addition, subsequent to December 31, 2007, we signed two definitive stock purchase agreements for the acquisition of all of the outstanding shares of TLC Health Care Services, Inc. and the holding company that operates Family Home Health Care, Inc. and Comprehensive Home Healthcare Service, Inc. We also closed the acquisition of a home health location in Carolina, Puerto Rico. When these acquisitions close in 2008, we will add a total of 117 home health and 11 hospice agencies to our operations and we will be located in five new states within the United States and we will also then be located in Puerto Rico and the District of Columbia.

Through our home health agencies, we deliver a wide range of services in the homes of individuals who may be recovering from surgery, have a chronic disability or terminal illness or need assistance with the essential activities of daily living. The services we provide include skilled nursing and home health aide services; physical, occupational and speech therapy; and medically oriented social work to eligible individuals who require ongoing care that cannot be provided effectively by family and friends. In addition, we have developed and offer clinically focused programs for high cost chronic conditions and various diseases, such as diabetes, coronary artery disease, congestive heart failure, complex wound care, chronic obstructive pulmonary disease (“COPD”), geriatric surgical recovery, behavioral health, and stroke recovery, as well as various rehabilitative programs. In each case, we focus on improving the functional ability of our geriatric population and enhancing patient self-management through compliance tracking and behavioral modification. As an organization, we continue to focus on enhancing the delivery of services to geriatric patients with chronic co-morbid conditions. We believe our services are attractive to payors and physicians because we combine clinical quality with cost-effectiveness; we provide clinical consistencies in the care we provide in each of our agencies; and we are accessible 24 hours a day, seven days a week to answer our patients’ questions and to provide for their medical needs with such services as our “Encore” nurse call center.

Through our hospice agencies, we provide palliative care and comfort to terminally ill patients and their families. We provide hospice services to each patient using an interdisciplinary care team comprised of a physician, a patient care manager, registered nurses, certified home health aides, social workers, a chaplain, a homemaker and specially trained volunteers. This team then collectively assesses the clinical, psychosocial and spiritual needs of the patients and their families and manages that care accordingly. Although we expect Medicare home health to remain our primary focus over the near and intermediate term, we believe home health and hospice are complementary services and we expect to continue to expand our home health and hospice networks through acquisitions and start-up activities.

Our Market and Opportunity

Home Health

On January 1, 2008, the first member of the baby boomer generation became eligible to receive early retirement benefits from Social Security at age 62. With Medicare eligibility commencing at age 65, the United States is only three years away from realizing the start of that generation’s demands on the Medicare system. It is estimated by the United States Census Bureau that approximately 8,000 Americans will become Medicare eligible each day beginning in 2011, and by 2030, 57.8 million baby boomers will be eligible for Medicare benefits. With the expected increase in the number of Medicare beneficiaries and continuing expected increases in life expectancies, home health expenditures in the United States are estimated to surpass the $53.4 billion that was spent in 2005, as reported by the National Association of Home Care and Hospice. In addition, according to the Office of the Actuary of the Center for Medicare and Medicaid Services (“CMS”), Medicare currently is the largest single home health payor, accounting for $12.5 billion of total home health spending during 2005.

We believe these additional demands on the Medicare system will cause CMS to continue its search for lower cost alternatives for providing care to the aging American population. As CMS looks for alternative solutions, we believe it most likely will continue to make changes to the Prospective Payment System (“PPS”). For instance, on August 22, 2007, CMS issued its final rule to redefine and update the Home Health PPS, which included changes in the base rate calculation and case mix adjustment model, implementation of refinements to the payment system and imposed new quality of care data collection requirements, among other requirements. We believe these and other such changes will cause smaller, less profitable operators to exit the industry as their ability to remain profitable and competitive declines, thus continuing to present attractive consolidation opportunities for us. We believe that as these opportunities present themselves, we will be successful at improving their day-to-day operations and the level of care provided to their patients thus increasing our own operating results, primarily due to the efficiencies that would be gained by successfully integrating these opportunities into our corporate, centralized network. In addition, the home health industry remains highly fragmented with both facility-based and hospital-based agencies owned by publicly traded and privately held companies, visiting nurse associations and nurse registries. According to the Medicare Payment Advisory Commission (“MedPAC”), there were approximately 8,800 Medicare-certified home health agencies in operation in the United States at the end of 2006. We view this industry fragmentation as a further opportunity for consolidation.

Hospice

According to CMS, Medicare, with $9.8 billion of expenditures in 2006, is the largest payor in the hospice industry. We believe many of the same growth dynamics in the home health sector are driving growth in the hospice industry. According to CMS, the number of Medicare beneficiaries utilizing hospice is projected to increase at an average rate of 9% per year from 2004 to 2015, and according to the National Association for Home Care & Hospice, there were approximately 3,000 Medicare-certified hospice agencies in operation in the United States at the end of 2006. We believe that the hospice industry is similar to home health in that it is highly fragmented and has a relatively small number of companies of significant size. We believe it represents an attractive growth opportunity for us.

Payment for Our Services

Patient Eligibility and Payors

Medicare is a federally funded and administered health insurance program, primarily for individuals entitled to Social Security benefits who are 65 years of age or older or who are disabled. The Medicare home health benefit is available to patients who need care following discharge from a hospital, as well as patients who suffer from chronic conditions that require ongoing but intermittent care. The services received need not be rehabilitative or of a finite duration; however, patients who require full-time skilled nursing for an extended period of time generally do not qualify for Medicare home health benefits. As a condition of participation under Medicare, beneficiaries must: be homebound, which means that they are unable to leave their home without considerable effort; require intermittent skilled nursing, physical therapy or speech therapy services that are covered by Medicare; and receive treatment under a plan of care that is established and periodically reviewed by a physician. Qualifying patients also may receive payment for occupational therapy, medical social services and home health aide services if these additional services are part of a plan of care prescribed by a physician. There is no limit to the number of episodes a beneficiary may receive as long as they remain eligible. The Medicare hospice benefit is available to Medicare-eligible patients who have advanced illnesses and are certified by a physician as having a life expectancy of six months or less. Net service revenue from our home health and hospice services is derived from Medicare, Medicaid, private insurance carriers, managed care organizations, individuals and other health insurance programs, including Medicare Advantage programs. Medicaid, a program jointly funded by federal, state and local governmental health care programs, is designed to pay for certain health care and medical services provided to low income individuals without regard to age. We also have contracts with negotiated fees with insurers and managed care organizations.

Home Health

We are paid for home health services from Medicare, Medicaid and other insurance carriers, including Medicare Advantage programs, for patients who have chosen not to be Medicare beneficiaries. The payment received from these other insurance carriers can either be paid by an episodic-based rate or by a per visit rate depending upon the payment terms and conditions established with such payors.

Medicare

Payment under the Medicare program (PPS) is based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited, to: (a) an outlier payment if our patient’s care was unusually costly; (b) a low utilization adjustment (“LUPA”) if the number of visits was fewer than five; (c) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (d) a change-in-condition adjustment if our patient’s medical status changed significantly, resulting in the need for more or less care; (e) a payment adjustment based upon the level of therapy services required; (f) changes in the base episode payments established by the Medicare program; (g) adjustments to the base episode payments for case mix, geographic wages and low utilization; and, (h) recoveries of overpayments. In addition, Medicare can also make various adjustments to payments received, if we are unable to produce appropriate billing documentation or acceptable authorizations.

As we provide care to Medicare beneficiaries, we are able to pre-bill Medicare a portion of the estimated payment for each 60-day episode of care in the form of a request for anticipated payment (“RAP”). We submit a RAP for 60% of the estimated payment for the initial 60-day episode at the start of care. The full amount of the episode is then billed and paid after the episode has been completed (“final billed”). The RAP received for that particular episode is then deducted from the final payment. If a final bill is not submitted within the greater of 120 days from the start of the episode, or 60 days from the date the RAP was paid, any RAPs received for that episode will be recouped by Medicare from any other claims in process for that particular provider number. The RAP and final claim must then be re-submitted. For any subsequent 60-day episodes of care contiguous with the first episode for a particular patient (“recertification”), we submit a RAP for 50% instead of 60% of the estimated episodic payment.

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

Non-Medicare

For a portion of our non-Medicare patients, we receive payment based on episodic-based rates by insurance carriers, including Medicare Advantage programs that pay for home health services in a similar manner as Medicare. For all other non-Medicare patients, we are paid on per visit rates. We receive these non-episodic based payments from other payor sources, which primarily consist of private insurance companies and private payors. We typically enter into agreements with such third party payors, generally on a per visit basis.

Hospice

Hospice services became a covered benefit under Medicare in 1983. Medicare distinguishes between four levels of hospice care: routine home care; general inpatient care; continuous home care; and respite care. Medicare pays for services based on a standard prospective rate for delivering care over a base 90-day or 60-day period (90-day episode of care for the first two hospice episodes of care and a 60-day episode of care for any subsequent episodes).

We are paid for services provided on a weekly basis for patients who leave our care and on a monthly basis for patients who receive ongoing care. Each of our hospice provider numbers is subject to payment caps for inpatient services; the cap is based on inpatient days, which cannot exceed 20% of all Medicare hospice days. In addition, our overall Medicare payment is also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of each hospice cap period. The per beneficiary cap amount was $21,410 for the twelve-month period ended October 31, 2007 and $20,585 for the twelve month period ended October 31, 2006. For the twelve-month period ended October 31, 2008, the per beneficiary cap amount will not be established by the Medicare fiscal intermediary until the second half of 2008.

Our Philosophy

As one of the leading providers of home health care and hospice services, we strive to maintain our vision, purpose, strategy and mission:

Our Vision. To be the premier home health care company in the communities we serve.

Our Purpose. To assist patients in maintaining and improving their quality of life.

Our Strategy. To offer low-cost, outcome-driven health care at home.

Our Mission. To provide cost-efficient, quality health care services to the patients entrusted to our care.

Our Operations

Home Health

Our home health operations focus on providing low-cost, outcome driven health care to the homebound patients we serve in the United States within the comfort of their own homes through our 325 agencies. We believe that there truly is no place like home for a healing, relaxing environment for patients recovering from illness, injury or surgical procedures. The home is the place where family, friends and familiar surroundings make patients generally feel most comfortable. It also generally provides an environment that allows medical professionals greater access to family members who can participate in their loved one’s care, while allowing the caregivers to make recommendations based on each individual patient’s needs.

By providing care to our patients in their homes, we believe we offer a low-cost alternative to acute inpatient hospitals. As the aging American population continues to grow and become Medicare eligible, we believe CMS and Medicare will continue to implement cost saving initiatives to more efficiently respond to the growing needs of the Medicare beneficiaries. Examples of initiatives currently in place include, but are not limited to the following:

•

Health care facilities must provide intensive rehabilitation services to 60% of their patients who cannot be served in other, less intensive rehabilitation settings in order to qualify for payment by Medicare under the Inpatient Rehabilitation Facility Prospective Payment System, thus encouraging health care facilities to refer beneficiaries with lower acuity cases to seek care in settings that are both less intensive and costly, such as home health care;

•

Effective January 1, 2008, payment for outpatient therapy services was capped at a rate of $1,810 per patient per calendar year, which further encourages health care providers to refer their patients to alternative care choices, such as home health care facilities; and

•

Medicare denies payment to health care facilities for events that occur to the beneficiary while they are under the care of the facility, which events are commonly referred to as “never events”. With these denied claims, CMS and Medicare avoid paying for unnecessary costs and health care facilities are encouraged to treat only more severe cases due to potential denial for reimbursement for services provided.

We believe these and other cost containment initiatives will continue and thus require companies in the home health care industry to focus their efforts on providing care in the most efficient and cost effective way possible. We believe that we are well positioned to succeed in such a regulated industry that demands these cost efficiencies. Our home health care delivery platform is centralized, which allows us to effectively manage our multi-state operations. We believe that our proprietary technologies, including our Point of Care (“PoC”) laptop computer system, which allows our healthcare professionals to have real-time access to patient information and input patient data on a standardized basis, coupled with our “Encore” nurse call center, which tracks patient progress after discharge to ensure that care needs are being met, and our evidence-based, best practice clinical algorithms are the right prescription for providing complete care management to the aging, chronic, co-morbid American population. We believe that this infrastructure uniquely positions us to become the leading provider of complex care coordination and disease management services.

The services that we provide through our home health operations are paid primarily by Medicare, which represents approximately 89% of our net service revenue for 2007 and 93% for both 2006 and 2005. The remainder of our home health net service revenue is paid by either Medicaid or other insurance carriers, including Medicare Advantage programs, for patients who have chosen not to be Medicare beneficiaries.

As we care for our patients, we focus our efforts on the continuum of care, our disease management programs, our referral process and our commitment to providing the best plan of care based on individual patient needs.

Our Continuum of Care

Our home health care team works closely with our patients and their physicians to coordinate all aspects of each individual patient’s care. With skill, efficiency and compassion, we strive to provide a seamless transition from an institutional setting to the individual patient’s home, while keeping in mind the needs of our patients. Our continuum of care includes the following services:

•

Skilled Nursing: includes skilled observation and assessment, disease specific patient/caregiver education, wound management, infusion management, infusion therapy, catheter, including, tracheotomy and ostomy care, and nutritional assessment/education;

•	Therapy services: includes physical therapy, occupational therapy and speech therapy assessment/education;

•	Assistance: includes an assessment of and education regarding health challenges faced by each patient, in each case provided by certified nursing assistants; and

•	Additional services: includes care provided by medical social workers and registered dieticians.

Our Disease Management Programs

We provide several disease management programs that offer documented diagnosis driven, evidenced based protocols for effective patient management. Our disease management programs include the following innovative approaches to care:

•	Heart @ Home;

•	Diabetes @ Home;

•	Partners in Wound Care®;

•	Surgical Recovery @ Home;

•	Behavioral Health @ Home;

•	COPD @ Home;

•	Stroke Recovery @ Home;

•	Chronic Kidney Disease @ Home;

•	Pain Management @ Home;

•	Rehab @ Home;

•	Orthopedic Recovery @ Home;

•	Dysphagia @ Home;

•	Wound Care—a Therapy Approach; and

•	Balance for Life (in select markets only).

Our Referral Process

We have developed a referral process, utilized by all of our 325 home health agencies, that is designed to be the most efficient, best-practice approach for the processing of patient referrals. When we receive a referral at one of our agencies, our interdisciplinary care team coordinates the entire process. Initially, our team evaluates the needs of each individual referral at the patient’s home. Once our initial evaluation is completed, we work with the patient and his/her referring physician to design a plan of care to provide the most optimal outcome. We focus on being an advocate for each of our individual patients, and accordingly, we make every effort to review each service that may benefit the patient and improve his/her quality of life.

Our Commitment

We are committed to each one of our patients and understand that they depend on us to help them achieve an optimal quality of life. We are committed to providing the highest quality of care to our patients by acting as an extension of each physician practice to whose patients we provide care. Additionally, we recognize that we cannot succeed in our endeavors if we are not also committed to and, therefore, receive a commitment from each one of our approximate 7,800 home health employees.

Our Outcomes

Through our continuum of care, our disease management programs, our referral process and our commitment to patient care, we strive to achieve the best possible outcome for each of our patients. From our initial evaluation, to our carefully developed plan of care, to our final discharge and to our follow up through our “Encore” call center with patients after discharge, we believe that we have achieved outcomes that exceed those experienced by our competitors in the markets that we serve. According to CMS, we have exceeded the regional average in all ten measurement categories for outcomes in the markets that we serve and we have improved upon six of these ten measurement categories since the last reporting period. These ten measurement categories are tracked by CMS through responses received by home health providers as part of their clinical assessment process and consist of the following measurements:

•	Improvement in ability to walk;

•	Improvement of time in/out of bed;

•	Improvement in bladder control;

•	Decrease in pain experienced while moving around;

•	Improvement in bathing;

•	Decrease in the number of oral medications;

•	Improvement in shortness of breath;

•	Decrease in number of hospital readmissions;

•	Decrease in number of emergency room visits; and

•	Decrease in number of patients remaining at home after care has been completed.

Despite the current levels of success reported by CMS, we strive to continue to improve upon the outcomes of our patients. We believe that with successful patient outcomes, we will continue to build upon our reputation within the industry of being one of the leading providers of home health care.

Our Competitors

We compete with local, regional and national home health providers based primarily on the scope and quality of services, geographic coverage, outcome data and, in select instances, pricing. The majority of our competition is from hospital-based home health agencies, local home health agencies and visiting nurse associations. We compete with these institutions based on availability of personnel, quality of services, expertise of visiting staff employees and the value and price of services. In addition, with the exception of states that require certificates of need (“CON”) or permits of approval (“POA”), there are relatively few barriers to entry in the markets in which we operate. Despite these various competitive forces, we believe that our consistent, high-quality care, comprehensive range of services, state-of-the-art information management systems and widespread service network give us a competitive advantage over most of our competitors.

Hospice

Our hospice operations focus on providing a special form of care that is designed to provide comfort and support for our patients who are facing terminal illnesses, such as heart disease, pulmonary disease, dementia, Alzheimer’s, HIV/AIDS or cancer through our 29 hospice agencies. We believe that early involvement of hospice care is beneficial to patients, as well as their loved ones. Our services provided are designed to be a compassionate form of care that promotes patient dignity and supports family members. We strive to develop a relationship of trust, which allows time for all who are involved to more fully understand the needs of each patient and family member, which we believe results in greater comfort and quality of life.

Our services are paid for by Medicare, Medicaid or other third party payors, with Medicare representing 93%, 91% and 89% of our total hospice net service revenue for 2007, 2006 and 2005, respectively.

Our Comprehensive Approach

As we provide hospice services to each one of our patients, our specialized team of over 550 hospice care professionals works with each patient, family member and attending physician to develop a plan of care that we believe will best meet the individual needs of each patient. At each of our 29 hospice agencies, our specialized team of hospice care professionals includes the following:

•	Hospice physician;

•	Nurses;

•	Home health aides;

•	Social workers;

•	Therapists;

•	Volunteers;

•	Counselors and chaplains; and

•	Bereavement coordinators.

Our Offered Services

We know how important our hospice care is to our patients, their family members and physicians that we service. Therefore, our hospice services are available 24 hours a day, 7 days a week to patients and their family members. The services that we offer include, but are not limited to, the following:

•	Providing all medicines, medical equipment and supplies related to the hospice diagnosis;

•	Medication management to control pain and symptoms;

•	Physician services to manage medications;

•	Nursing and home health aide visits to provide direct care;

•	Social work, counseling and chaplain services to provide support;

•	Volunteer services to provide companionship; and

•	Bereavement services for a minimum of 13 months following a loss.

Our Competitors

Unlike our home health operations, where referrals come directly from physicians, we receive referrals for hospice services from physicians as well as friends or family members of potential patients who need our services. In our markets, we compete with local, regional and national hospice providers for such referrals based primarily on the scope and quality of services, geographic coverage and pricing. With the exception of states that require CONs or POAs, there are relatively few barriers to entry in our markets, thus allowing for additional potential competition to enter our markets. We strive to differentiate ourselves from the competition through providing what we believe is the highest practicable quality care.

Our Competitive Strengths

We believe that we have certain competitive strengths that help to differentiate us as a leading provider in most of our markets. We believe that the following strengths will continue to help grow our business successfully and to continue our trend of increased earnings:

•	Primary Emphasis on Medicare Home Health. Our primary focus is providing quality home health services to Medicare beneficiaries, and we derive approximately 89% of our revenue from Medicare. As we provide these services, we focus on improvements to our continuum of care, continued development of our disease management programs, the development and growth of our referral network, improvements to the processing of referrals and an ongoing commitment to our patients and employees. We believe that our continued efforts in improving efficiencies and quality of care differentiate us from our competition. We also believe that these efforts will enable us to adapt to any future CMS changes to PPS for Medicare beneficiaries.

•

Proven Operating Model. We have developed an operating model that we believe provides a successful balance between the roles and responsibilities existing at our agency locations and the roles and responsibilities existing at our consolidated corporate operations. For example, we have centralized our billing and collection efforts to reduce overhead expense. In addition to billing and collections, we also have centralized our accounting, regulatory, marketing, payroll, intake, risk management and quality assurance functions. With our proven operating model, we have been able to better integrate acquisitions onto our platform as quickly as possible. In addition, each of our agencies carry both locally and nationally recognized branding and each tailor their respective marketing efforts to address the specific needs of the communities, referral sources and Medicare beneficiaries they serve. Each agency has a management team that works to establish strong relationships within their communities and with referral sources. Finally, we have deployed standardized clinical programs and believe this initiative has improved the quality of care and risk management, which helps us actively manage clinical compliance across all of our home health agencies.

•

Integrated Technology and Management Systems. We have invested significant time and resources to improve our information technology and real-time management and monitoring capabilities. For instance, we have developed a proprietary, Windows-based clinical software system and have deployed PoC laptop devices, which together are used to collect assessment data, schedule and log patient visits, generate medical orders and monitor treatments and outcomes in accordance with established medical standards. With this integrated technology, we believe that we are able to standardize the care delivered across our network of over 325 home health agencies in 30 states and that we are effectively able to monitor the patients we treat. This integrated technology also allows us to be efficient, thus reducing the need for additional administrative staff and related expenses, which enables us to continue to be a low-cost provider. Our integrated technology also provides a care coordination platform unlike any other in the home health industry.

•

Proven Clinical Outcomes. We believe that our clinical outcomes are among the best in the industry. According to CMS, we have exceeded the regional average in all ten measurement categories for outcomes in our markets and we have improved upon six of these ten measurement categories from the last reporting period. With that track record of documented success in clinical outcomes, we are poised to continue to grow not only through acquisitions, but through internal growth in admissions at our existing locations as we continue to receive a growing number of referrals from existing sources and continue to increase our number of new referral sources.

•

Demonstrated Ability to Identify and Integrate Acquisitions. We believe that we have been successful at identifying and integrating acquisitions that fit into our vision, purpose, strategy and mission. As we acquire agency locations, we strive to integrate these locations to our proven operating platform, including our PoC technology, as soon as possible, so that these agencies can share in the same efficiencies that benefit our existing agencies. Our integration efforts, post-acquisition, include: improving earnings; recruiting, as necessary, qualified nurses and account executives; expanding relationships with local physicians and discharge planners; and expanding the breadth and quality of services. When potential acquisition targets come to our attention, we complete an intense review process to determine whether the acquisition fits our overall business model. We employ a disciplined strategy based on defined acquisition criteria, including high service quality, a strong referral base, a compatible payor mix and opportunities for cost savings and significant internal growth.

•	Significant Cash Flow from Operations and Relatively Low Capital Expenditures. We generate significant cash flow from operations due to the profitable operation of our business and active management of our working capital. Our capital expenditure requirements are low because of the nature of our services, which include providing services at the patient’s homes, thus not requiring significant office space and or expensive medical equipment. Historically, our routine capital expenditures have amounted to approximately 2% of our net service revenue.

•

Patient-Oriented Company Culture. We believe that we have developed a strong patient-oriented culture that emphasizes quality of care. We communicate frequently with our employees and provide educational opportunities along with competitive benefits. We reinforce our culture not only through an orientation program for new employees, but also through an ongoing emphasis on the importance of high-quality patient care and the need to remain productive while keeping our costs low. We strive to keep our employees informed about corporate events and solicit feedback regarding ways to improve our services and the employee working environment. We also provide extensive sales and compliance training for our employees as part of their ongoing education.

•

Sales and Marketing. Our sales and marketing efforts are directed primarily at physicians and hospital discharge planners, who are responsible for referring patients to home health and hospice agencies. Marketing activities are coordinated locally by the individual agency and are supplemented by regional sales management and specified corporate personnel. These activities generally emphasize the benefits offered by our home health and hospice agencies as compared to other providers in the market, such as our focus on addressing the unique needs of Medicare beneficiaries; our specialized programs and our focus on specific disease and chronic conditions such as diabetes, coronary artery disease and congestive heart failure, orthopedics and wound care; our ability to schedule and coordinate patient assessment and admission, when appropriate, with little to no inconvenience to the patient; and our size and scale. Although the agency director is the primary point of contact, physicians who utilize our agencies are important sources of recommendations to other physicians regarding the benefits of using our services. Each agency director develops a target list of physicians and discharge planners, and we continually review these marketing lists and our progress in contacting and successfully attracting additional local referral sources.

Our Strategy

Our objective is to be the leading provider of high-quality, low-cost home health services in each market in which we operate. To achieve this objective, we intend to:

•

Focus on Medicare-Eligible Patients. The rapidly growing population of potential Medicare beneficiaries represents a compelling market for home health and hospice providers. We believe that implementation of PPS in the home health industry has created a relatively stable payment environment favoring companies such as ours that focus on providing high-quality, low-cost home health and hospice services.

•

Prioritize Internal Growth. We emphasize the internal growth of our episodic-based patient admissions, which approximated 12% during 2007. We drive internal growth by: maintaining an emphasis on high-quality care; expanding and enhancing referral relationships in our local and regional markets; continuing to educate referral sources regarding our specialized programs that focus on high-cost chronic conditions and diseases; developing strategic relationships with large hospital systems to increase admission volume; expanding our service coverage areas by developing new locations; and attracting and retaining highly skilled and experienced employees through communication, education, empowerment and competitive benefits.

•

Grow Through Strategic Acquisitions. We believe our focus on Medicare beneficiaries and our size and national reputation provides us with a strategic advantage when assessing potential acquisitions. The majority of home health agencies and hospice programs are owned either by hospitals or independent operators. We believe that recent CMS changes to reimbursement and other potential, future changes to reimbursement will continue to pressure the home health industry to consolidate. As we pursue strategic acquisitions, we employ a disciplined acquisition strategy based on defined acquisition criteria, which include, but are not limited to, high-quality service, a strong referral base and compatible payor mix.

•

Leverage our Cost-Efficient Operating Structure. We believe the size and scale of our infrastructure and operating systems offer the opportunity to achieve operating leverage at both the agency and corporate level. At the agency level, we have strived to develop a cost-efficient operating model. To manage our diverse network of locations, we use a proprietary information system that reduces administrative and operating costs through the integration of clinical, financial and operating functions. We manage all patient care and utilization on a real-time basis from both a clinical and financial perspective through a system of exception reporting. At the corporate level, our geographic focus and investment in infrastructure and information systems enables us to leverage regional and senior management resources and add new locations without proportionate increases in corporate overhead. We also believe that this cost-efficient operating structure coupled with the recent changes in payment by Medicare under PPS, which went into effect on January 1, 2008, will allow us to successfully integrate and keep increasing our overall profitability as we acquire additional agencies that cannot function as effectively under the adjusted PPS.

•

Continue to Develop and Deploy Specialized Programs for Chronic Diseases and Conditions. We have developed specialized services that focus on high-cost diseases and chronic conditions and have successfully launched programs for diabetes, coronary artery disease, congestive heart failure, orthopedics, complex wound care, geriatric surgical recovery and behavioral health, among others. Our specialty programs represent an attractive growth opportunity because they combine clinical quality and 24-hour, seven days a week access, which is appealing to patients and physicians, with cost-effective delivery of high-quality nursing care to patients who have high-cost or chronic conditions.

•

Continue to Develop our Care Coordination Platform. Due to our data and infrastructure being centralized, we are able to closely focus on our chronic care coordination programs. Our typical patient currently is 80 to 84 years old and receives eight medications per day. With these types of patients, we experience multiple co-morbidities and a higher risk for unplanned emergent events, thus we recognize the need to manage this population much more comprehensively than the traditional home care model.

Our View of the Future of Health Care and the Home Health Solution

A healthcare crisis in our country is on the horizon. According to the United States Congressional Budget Office, 43% of Medicare costs can be attributed to 5% of Medicare’s most costly beneficiaries. Further, Medicare beneficiaries with four or more chronic conditions are 99 times more likely to experience one or more potentially preventable hospitalizations as compared to those without chronic conditions. The American Geriatric Society estimates that approximately 20% of Medicare beneficiaries have five or more chronic conditions and these individuals account for almost 70% of all Medicare spending. When Medicare was first established in 1965, it was based on a health insurance model, which focused on acute care and not chronic conditions; however, as the baby boomer generation of the United States reaches the age of Medicare eligibility at age 65, we believe this model will be unable to provide necessary care for a growing population of chronic, co-morbid, aging Americans. According to the Board of Trustees of Medicare, Medicare is projected to run out of funds to care for its beneficiaries in 2019, if significant changes are not made to the current health care system.

Currently, we believe that the delivery of care and the associated reimbursement by Medicare does not provide an adequate incentive to physicians and other health care providers to coordinate care for Medicare beneficiaries who have chronic care conditions. There is clearly a disconnect between the care coordination for this portion of the population and the related reimbursement through the Medicare system. We believe that a growing population of elderly Medicare recipients is receiving disjointed care through multiple visits to different doctors at an unnecessarily high cost.

The United States has recognized this problem and has tried to focus efforts on resolving the issue through the completion of various studies, models, proposed legislation and panel discussions by health care professionals. On August 1, 2005, CMS began Phase 1 of its Medicare Health Support Program (“MHS”), which was a three year pilot program designed to test a variety of disease management interventions to invited fee-for-service Medicare beneficiaries with chronic conditions. The goal of Phase 1 was to show improvements in clinical quality and beneficiary satisfaction, while achieving savings targets through the utilization of disease management programs. Preliminary results of MHS indicate that Phase 1 has not succeeded in meeting the statutory requirements necessary to expand it into the next stage. If these preliminary results are confirmed, then MHS could be cancelled and these particular efforts of CMS would have failed to resolve the problem of caring for the growing chronic, co-morbid, aging American population.

Despite the lack of a defined solution to the approaching problem and the potential exhaustion of Medicare funds in 2019, there are others within both the health care industry and the United States Congress working diligently on viable alternative solutions that could revolutionize the health care industry. One of the potential solutions is to overhaul the current health care system to provide for the development of care coordination plans.

The concept of care coordination plans put the patient at the center of care. These plans take a complete view of each patient’s physical, cognitive and care needs to help develop a plan of care that is designed to address all of the medical conditions of a patient and takes into account the patient’s ability to self-manage his or her health care, and functional issues in each patient’s personal support system. If properly organized and designed, a successful care coordination program oversees the implementation of a patient-specific, individualized plan of care. This coordination could involve consultation with various health care providers, monitoring and managing of medications and providing education and counseling to both the patient and the patient’s caregivers. The benefits associated with care coordination plans include, but are not limited to, the avoidance of negative medication interactions associated with the prescription of too many medications by various doctors who have historically not communicated with one another, the prevention of hospital stays as the care provided through these programs would be designed to be preventive in nature, which may reduce the likelihood of inflammations of chronic conditions of beneficiaries and an increase in the potential for a beneficiary to experience more independence for an extended period of time as the need for services provided by assisted living or nursing home communities may be postponed to a later date.

Examples of services provided by care coordination programs are as follows:

•	General assessment of each patient’s various illnesses and of their overall health, which would be used to develop an overall plan of care;

•	Multidisciplinary care conferences;

•	Coordination and consultation with other health care providers;

•	Monitoring and management of the medications consumed by each patient to help avoid the likelihood of complications associated with negative medication interactions; and

•	Education and counseling of the beneficiary and his or her caregivers.

The concept of care management has also gained momentum within the health care community. There have been groups of professionals who have developed research programs to test if such programs could be a viable solution for caring for the growing chronic, co-morbid, aging American population. For instance, Oregon Health and Science University has been working on research associated with the integration of information technology with the overall care of older adults with complex chronic illnesses in a program called Care Management Plus. The program consists of a care manager who educates and guides patients through their health care options. It integrates a tested information technology system with trained care managers in primary care clinics to treat older adults with complicated conditions respectfully and effectively. In the initial testing, information reported by Oregon Health and Science University suggested that the plan saved lives and improved health care outcomes by reducing hospitalizations by 24%, improved the patient’s experience with care who participated in the study and improved the disease status. As of the second quarter of calendar year 2007, the plan was in the process of expanding from seven clinics to more than 40 clinics.

As we look to the future, the development of care management programs could be a viable solution for the United States to care for the growing chronic, co-morbid, aging American population. With this vision of the future of the health care industry, we are evaluating ways to broaden our present service offerings to include not only home health care and hospice services, but also other services within a care management program that we believe could successfully provide for the health care needs of all of our current patients as well as other Medicare beneficiaries. We believe that if we are able to provide an infrastructure that can disseminate a nationwide standard of care through our continuing growing network of home health and hospice agencies, our services will not only be attractive to health care providers who need these services for their patients, but we will be an attractive partner for health care professionals who are caring for Medicare beneficiaries who need assistance in managing their overall care.

As we work to develop a care management program, we are well positioned with our network of 442 home health and 40 hospice agencies throughout 35 states, Puerto Rico and the District of Columbia, after considering our recently announced, pending definitive stock purchase agreements, that have occurred during 2008. In addition, as a result of our current business practices, we believe that we obtain the most comprehensive, real-time clinical information by way of an assessment that is currently available for these patients in an electronic format, which could be utilized to help manage all of the necessary care of each of our patients. These assessments are CMS developed and mandated and are referred to as Outcome Assessment Information Set (“OASIS”) forms. As a care management coordinator, we could utilize these assessments as a starting point to the development of a repository of real-time health care information for each patient as these assessments notate both the current diagnosis requiring treatment and each current ailment of our patient who is under our care. The assessments also include an inventory of all medications that the patient is taking; it helps to identify potential areas of health care concern, such as identifying patients who are at higher risk for falls, and various other considerations that could be utilized by an effective care management company.

Coupled with our electronic clinical assessment process and our network of agency locations, we also have additional resources within our infrastructure that could help us to succeed as a care management company. These additional resources include, but are not limited to, our “Encore” nurse call center, our various disease management programs, our ability to rapidly dispatch a nurse or therapist to a patient’s home, our developing care coordination platform, and our vast network of health care professionals and referral sources.

As the United States’ pending healthcare crises comes closer to fruition, we will continue to monitor the development of solutions to the looming Medicare crisis, particularly under consideration by the United States Congress, so that we are well positioned as a company to succeed not only as one of the leading providers of high-quality, low-cost home health services to the chronic, co-morbid, aging American population, but also to become one of the leading providers of care management services for the chronic, co-morbid, aging American population, should the development of these programs be deemed a solution to the growing crisis of caring for the aging American population.

Our Focus on Ethics, Compliance and Quality Improvement

We are a health care services business and the quality and reputation of our personnel and operations are critical to our success. We try to develop, implement and maintain comprehensive compliance and quality improvement programs as a component of the centralized corporate services provided to our home health and hospice agencies. Our ethics and compliance program includes a code of ethical conduct for our employees, officers, directors and affiliates and a process for reporting regulatory or ethical concerns to our Chief Compliance Officer. We have a Compliance Committee, which is chaired by the Chief Compliance Officer and is comprised of our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Senior Vice

President of Clinical Operations, Senior Vice President of Human Resources and Vice President of Internal Audit. This Corporate Compliance Committee reviews and recommends appropriate courses of action for handling compliance issues.

The effectiveness of our ethics and compliance program is directly related to the legal and ethical training that we provide to our employees. Compliance education for new hires is initiated immediately upon employment with online training. This education is reinforced through regional corporate orientation meetings following an employee’s hire date when the Chief Executive Officer, Chief Operating Officer and Chief Compliance Officer speak directly on the values and ethics of the organization to newly hired staff. Moreover, we conduct specific compliance training targeting employees in specific departments of the Company. For example, all employees in our corporate offices and in the field that are involved in the billing process are required to participate in an annual billing compliance seminar that is led by the Chief Compliance Officer and is conducted at various regional sites. Additionally, billing staff are required to complete an annual Billing Compliance Training and Certification course, which includes a video and workbook, as well as a post-test requiring 100% accuracy. All newly hired sales employees receive additional training from the Chief Compliance Officer in conjunction with business development orientation. In addition, all of our employees are required to receive continuing compliance education and training each year. We conduct periodic compliance surveys of all of our agencies, which include audits of patient charts and documentation to ensure compliance with Medicare regulations. Audit findings and corresponding action plans are presented to both the Chief Compliance Officer and the Senior Vice President of Clinical Operations.

Our proprietary disease management programs and clinical protocols ensure that consistent, quality care is delivered across the organization and are a critical component of improving patient outcomes. We utilize the federal government’s Outcome Based Quality Improvement Scores and the Home Health Outcome Compare Scores to measure the quality of our services and to monitor the effectiveness of our quality improvement initiatives. We also use outside consultants to provide independent data and analysis to support our quality improvement initiatives. One of our outside consulting firms benchmarks clinical activities and outcomes for all of our agencies against state, regional and national averages and provides individual agency rankings across a host of categories that enable us to identify trends in the delivery of care.

Our ethics and compliance and quality improvement programs are intended to ensure that our employees are well trained and capable of delivering high-quality service. We incorporate compliance staffing and oversight into our growth plans and believe our consistent focus on compliance and quality improvement provides us with a competitive advantage in the market.

Government Regulation

Our home health and hospice businesses are highly regulated by federal, state and local authorities. Regulations and policies frequently change, and we monitor changes through trade and governmental publications and associations. We also meet regularly with a group of financial, legal and regulatory consultants to discuss emerging issues that may affect our business. Our home health and hospice subsidiaries are certified by CMS and are therefore eligible to receive payment for services through the Medicare system.

Our agencies are also subject to federal, state and local laws and regulations dealing with issues such as occupational safety, employment, medical leave, insurance, civil rights, discrimination, building codes and other environmental issues. Federal, state and local governments are expanding the number of regulatory requirements on businesses. The imposition of additional regulatory requirements may have the effect of increasing our operating costs and reducing the profitability of our operations. The most significant regulations affecting us are as follows.

Certificates of Need and Permits of Approval

Home health and hospice agencies have licenses granted by the health authorities of their respective states. Additionally, certain states, including a number in which we operate, carefully restrict new entrants into the market based on demographic and/or competitive changes. In such states, expansion by existing providers or entry into the market by new providers is permitted only where a given amount of unmet need exists, resulting either from population increases or a reduction in competing providers. These states ration the availability of markets through a certificate of need process, which is periodically evaluated. Currently, state health authorities in 18 states and the District of Columbia require a CON or, as it is known in Arkansas, a POA, in order to establish and operate a home health agency and 12 states require a CON to operate a hospice agency.

We operate home health agencies in the following CON states: Alabama, Arkansas (POA), Georgia, Kentucky, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Washington and West Virginia, and we operate in only one CON state, Tennessee, for hospice related services.

In every state where required, our locations possess a license and/or CON or POA issued by the state health authority that determines the local service areas for the home health or hospice agency. States with CON and POA laws place limits on the construction and acquisition of health care facilities and operations and expansion of existing facilities and services. In these states, approvals are required for capital expenditures exceeding amounts above the prescribed thresholds.

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

Medicare Participation

Approximately 89% of our net service revenue in 2007 and 93% of our net service revenue in both 2006 and 2005 was received from Medicare, and we expect to continue to receive the majority of our revenue from serving Medicare beneficiaries. To participate in the Medicare program and receive Medicare payments, our agencies must comply with regulations promulgated by the Department of Health and Human Services. Among other things, these regulations, known as “conditions of participation,” relate to the type of facility, its personnel and its standards of medical care, as well as its compliance with state and local laws and regulations.

Federal and State Anti-Kickback Laws

As a provider under the Medicare and Medicaid systems, we are subject to the various anti-fraud and abuse laws, including the federal health care programs’ anti-kickback statute and, where applicable, its state law counterparts. These laws prohibit any offer, payment, solicitation or receipt of any form of remuneration to induce or reward the referral of business reimbursable under a federal health care program or in return for the purchase, lease, order, arranging for, or recommendation of items or services covered by any federal health care programs or any health care plans or programs that are funded by the United States government (other than certain federal employee health insurance benefits) and certain state health care programs that receive federal funds under various programs, such as Medicaid. A related law forbids the offer or transfer of any item or service for less than fair market value, or certain waivers of co-payment obligations, to a beneficiary of Medicare or a state health care program that is likely to influence the beneficiary’s selection of health care providers. Violations of the anti-fraud and abuse laws can result in the imposition of substantial civil and criminal penalties and, potentially, exclusion from furnishing services under any federal health care program. In addition, the states in which we operate generally have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers where they are designed to obtain the referral of patients from a particular provider.

Stark Law

Congress adopted legislation in 1989, known as the “Stark Law,” that generally prohibits a physician from ordering clinical laboratory services for a Medicare beneficiary where the entity providing that service has a financial relationship (including direct or indirect ownership or compensation relationships) with the physician (or a member of his/her immediate family), and further prohibits such entity from billing for or receiving payment for such services, unless a specified exception is available. Additional legislation, known as “Stark II,” became effective January 1, 1993. That legislation extends the Stark Law prohibitions to services under state Medicaid programs and beyond clinical laboratory services to all “designated health services,” which include home health services. Violations of the Stark laws may also trigger civil monetary penalties and program exclusion. Accordingly, physicians who are compensated by us are prohibited under Stark II from seeking payment for designated health services rendered to such patients unless an exception applies. One such exception we rely upon is a safe harbor that allows us to contract with certain physicians at fair market value to provide consulting work to our agencies. Another exception that we rely upon is a safe harbor allowing us to lease office space from certain physicians at fair market value for legitimate and commercially reasonable business purposes. Several of the states in which we conduct business have also enacted statutes similar in scope and purpose to the federal fraud and abuse laws and the Stark laws.

HIPAA

The Health Insurance Portability and Accountability Act (“HIPAA”) was enacted August 21, 1996, to assure health insurance portability, reduce health care fraud and abuse, guarantee security and privacy of health information and enforce standards for health information. Organizations were required to be in compliance with certain HIPAA provisions relating to security and privacy beginning April 14, 2003. Organizations are subject to significant fines and penalties if found not to be compliant with the provisions outlined in the regulations.

Regulations issued pursuant to HIPAA impose ongoing obligations relative to training, monitoring and enforcement and management has implemented processes and procedures to ensure continued compliance with these regulations.

Pursuant to the provisions of HIPAA, covered health care providers are required to be compliant with the regulations’ electronic Health Care Transactions and Code Sets Requirements. In conformity with these federal regulations, we are now capable of transmitting data in the new standard format.

Available Information

Our internet address is http://www.amedisys.com. The information on our internet website is not a part of and is not to be deemed by this reference to be incorporated in this Annual Report on Form 10-K. We file reports with the SEC that include Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports. These reports are available, free of charge, through our internet website as soon as reasonably practicable after they are filed with the SEC. Information concerning our corporate governance, including our code of Ethical Business Conduct, is also available on our internet website.

ITEM 1A. RISK FACTORS

Investing in our securities involves a degree of risk. The following are certain risk factors that could affect our business, financial condition and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Form 10-K because these factors could cause actual results to differ materially from those projected in the forward-looking statements. Before you buy Amedisys’ securities, you should know that the investment involves risk, including each of the risks described below. The risks described below are not the only risks faced by Amedisys. If any of the risks occurs, our business, financial condition, results of operations or cash flows could be harmed materially, and in that case, the trading price of our securities could decline.

Risks Related to Our Industry

Because our revenue is substantially derived from Medicare, reductions in Medicare rates, rate increases that do not cover cost increases and/or significant changes to the Medicare reimbursement methodology may adversely affect our business.

We generally receive fixed payments from Medicare for our home health services based on the level of care that we provide patients. Reductions to Medicare rates and/or changes in Medicare reimbursement methodology could have an adverse impact on our revenue and profitability. Medicare payments could be reduced as a result of:

•	changes in the way Medicare pays providers of therapy services to beneficiaries;

•	administrative or legislative changes to the base episode rate;

•	the elimination or reduction of annual rate increases based on medical inflation;

•	adjustments to the relative components of the wage index used in determining reimbursement rates;

•	the imposition by Medicare of co-payments or other mechanisms shifting responsibility for a portion of payment to beneficiaries;

•	the reclassification of home health resource groups; or

•	other adverse changes to payment rates or payment methodologies.

For instance, on August 22, 2007, CMS made changes in the base rate calculation, changes to the case mix adjustment model, implemented the refinement to the payment system and imposed new quality of care data collection requirements, among other requirements, which went into effect on January 1, 2008. These changes required us to make several changes to our internal processes and procedures which cost significant time and expense. As additional changes are made or contemplated by CMS and Medicare in the future, we will continue to monitor such proposals and plan our operations accordingly to manage any such further changes. We cannot assure you that any additional changes in the future will not have a material impact on our consolidated results of operations.

Overall payments made by Medicare to us for hospice services are subject to two payment limitations, known as hospice caps, which are calculated by the Medicare fiscal intermediary on an annual basis. Under the first limitation, total Medicare payments to us per provider number are compared to a hospice cap amount that is calculated by multiplying the number of Medicare beneficiaries under that provider number electing hospice care for the first time during the cap period by a statutory amount that is indexed for inflation. The cap amounts per Medicare beneficiary for the twelve-month periods ended October 31, 2007 and 2006 were $21,410 and $20,585, respectively. We must return any payments in excess of the cap amount to Medicare within fifteen days. The second hospice cap, which is also calculated on a per provider number basis, provides that reimbursement for any in-patient days that exceed 20% of the total in-service days for the particular provider-number shall be reimbursed at a lower rate. Our ability to avoid these limitations depends on a number of factors, each determined on a provider-number basis, including the average length of stay and mix in level of care. Revenue and profitability associated with our hospice operations may be materially reduced if we are unable to avoid triggering these and other Medicare payment limitations. In addition, these limits can be adjusted with retroactive changes in the published cap amounts. For instance, on April 20, 2007, CMS released a transmittal that provided for a correction of the hospice cap amount for fiscal years ended October 31, 2004 and 2003. As a result of the correction, the new cap amounts were $18,963 and $18,143 for fiscal 2004 and 2003, respectively, compared to the prior rates of $19,636 and $18,661 for fiscal 2004 and 2003, respectively. For those providers who were affected by the corrected cap amounts, the fiscal intermediary issued revised calculations and letters. As we expand our hospice operations, we cannot be certain that we will not exceed the cap amounts in the future. Thus, we cannot assure you that these limitations will not negatively affect our profitability on a company-wide basis in the future.

Further, for our hospice patients receiving nursing home care under certain state Medicaid programs who elect hospice care under Medicare or Medicaid, the state must pay us, in addition to the applicable Medicare or Medicaid hospice per diem rate, an amount equal to at least 95% of the Medicaid per diem nursing home rate for “room and board” furnished to the patient by the nursing home. We contract with various nursing homes for the nursing homes’ provision of certain “room and board” services that the nursing homes would otherwise provide Medicaid nursing home patients. We bill and must collect from the applicable state Medicaid program an amount equal to at least 95% of the amount that would otherwise have been paid directly to the nursing home under the state’s Medicaid plan. Under our standard nursing home contracts, we generally pay the nursing home for these “room and board” services in advance of reimbursement from Medicaid at 100% of the Medicaid per diem nursing home rate. Approximately 25% of our hospice patients reside in nursing homes. Consequently, the reduction or elimination of Medicare or Medicaid payments for hospice patients residing in nursing homes, our ability to collect for these services or any change in our ability to provide services to these patients would significantly reduce the net patient service revenue and profitability related to our hospice operations or may have an adverse effect on our doubtful accounts expense.

Finally, our reimbursement for hospice services by Medicare is also subject to legislation changes similar to our reimbursement for home health services. On August 31, 2007, CMS finalized the 3.3% rate increase for hospice care and hospice services provided during the twelve-month period beginning on October 1, 2007 through September 30, 2008. We cannot assure you that this increase will not be retroactively adjusted in the future and cannot predict the impact that any retroactive adjustment would have on our consolidated results of operations and cash flows.

If any of our agencies fail to comply with the conditions of participation in the Medicare program, that agency could be terminated from the Medicare program, which would adversely affect our results of operations.

Each of our home health and hospice agencies must comply with the extensive required conditions of participation in the Medicare program. If any of our agencies fail to meet the Medicare conditions of participation, that agency may receive a notice of deficiency from the applicable state surveyor. If that agency then fails to institute a plan of correction to remediate the deficiency within the correction period provided by the state surveyor, that agency could be terminated from the Medicare program. Any termination of one or more of our home health agencies from the Medicare program for failure to satisfy the program’s conditions of participation could adversely affect our net service revenue and profitability. CMS has announced that it is currently revising the Medicare conditions of participation for home health, with an unknown publication date. We do not know at this time what effect the revisions will have on our operations, and there can be no assurances that the revisions will not adversely affect our results of operations.

In addition, we are subject to various routine and non-routine reviews, audits and investigations by the Medicare and Medicaid programs and other federal and state governmental agencies, which have various rights and remedies against us if they assert that we have overcharged the programs or failed to comply with program requirements. Violation of the laws governing our operations, or changes in interpretations of those laws, could result in the imposition of fines, civil or criminal penalties, and the termination of our rights to participate in federal and state-sponsored programs and/or the suspension or revocation of our licenses. If we become subject to material fines or if other sanctions or other corrective actions are imposed on us, our results of operations could be negatively impacted.

Our operations are subject to federal and state laws prohibiting fraud by healthcare providers, including laws containing criminal provisions.

These laws prohibit filing false claims or making false statements in order to receive payment or obtain certification under Medicare and Medicaid programs, or failing to refund overpayments or improper payments. A violation of these criminal provisions is a felony punishable by imprisonment and/or fines. We may also be subject to fines and/or treble damages if we violate laws that prohibit knowingly filing a false claim or knowingly using false statements to obtain payment. These violations may also result in exclusion from federal healthcare programs, which would negatively affect our results of operations.

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

We are subject to extensive government regulation. Any changes to the laws and regulations governing our business, or the interpretation and enforcement of those laws or regulations, could cause us to modify our operations and could negatively impact our results of operations.

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

For example, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), mandates that provider organizations enhance privacy protections for patient health information. This requires companies like us to develop, maintain and monitor administrative, information and security systems to prevent inappropriate release of protected health information. Compliance with this law has added, and will continue to add, costs that affect our profitability. Additionally, our failure to comply with HIPAA’s privacy and security requirements could result in substantial fines and penalties.

We are subject to federal and state laws that govern our financial relationships with physicians and other health care providers, including potential or current referral sources.

We are required to comply with federal and state laws, generally referred to as “anti-kickback laws,” that prohibit certain direct and indirect payments or other financial arrangements between health care providers that are designed to encourage the referral of patients to a particular provider for medical services. In addition to these anti-kickback laws, the Federal government has enacted specific legislation, commonly known as the “Stark law,” that prohibits certain financial relationships, specifically including ownership interests and compensation arrangements, between physicians and providers of designated health services, such as home health agencies, to whom the physicians refer patients. Some of these same financial relationships are subject to regulation by the individual states, as well. Under both anti-kickback laws and the Stark law, there are a number of safe harbors that permit certain carefully constructed relationships. We avail ourselves of these safe harbors in several instances. For example, we currently have contractual relationships with certain physicians who provide consulting services to our company. Many of these physicians are current or potential referral sources. In addition, in some of our local markets, we lease office space from physicians who may also be referral sources. We cannot assure you that courts or regulatory agencies will not interpret state and federal anti-kickback laws and state laws regulating relationships between health care providers and physicians in ways that will implicate our practices. Violations of these laws could lead to fines or sanctions that may have a material adverse effect on our results of operations.

If we are unable to maintain relationships with existing patient referral sources or to establish new referral sources, our growth and profitability could be adversely affected.

Our success depends significantly on referrals from physicians, hospitals and other patient referral sources in the communities that our agencies serve, as well as on our ability to maintain good relationships with existing referral sources. Our referral sources are not contractually obligated to refer home health or hospice patients to us and may refer their patients to other providers. Our growth and profitability depend on our ability to establish and maintain close working relationships with these patient referral sources and to increase awareness and acceptance of the benefits of home health and hospice care by our referral sources and their patients. We may not be able to maintain our existing referral source relationships or develop and maintain new relationships in existing or new markets. Our loss of, or failure to maintain, existing relationships or our failure to develop new referral relationships could adversely affect our ability to expand our operations and our results of operations.

We may be subject to substantial malpractice or other similar claims.

The services we offer involve an inherent risk of professional liability and related substantial damage awards. As of December 31, 2007, we had over 7,800 home health employees and over 550 hospice employees. In addition, we employ direct care workers on a contractual basis. On any given day, the majority of these nurses, therapists and other direct care personnel are driving to and from patients’ homes where they deliver medical and other care. Due to the nature of our business, we and the caregivers who provide services on our behalf may be the subject of medical malpractice claims. These caregivers could be considered our agents, and, as a result, we could be held liable for their medical negligence. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. While we maintain malpractice liability coverages that we believe are appropriate given the nature and breadth of our operations, any claims against us in excess of insurance limits could have a material adverse affect on our results of operations.

An economic downturn, continued deficit spending by the Federal government and state budget pressures in states in which we operate could result in a reduction in reimbursement and covered services.

The existing federal deficit, as well as deficit spending by the government as the result of adverse developments in the economy or other reasons, could lead to increased pressure to reduce Federal government expenditures for other purposes, including governmentally funded programs in which we participate, such as Medicare and Medicaid. Reductions in expenditures for these programs could adversely affect our results of operations.

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

Our home health agencies compete with local and regional home health companies, hospitals, nursing homes and other businesses that provide home health services. In addition, there are relatively few barriers to entry in some of the home health services markets in which we operate. Our primary competition comes from local privately owned and hospital-owned health care providers in each of our markets. We compete based on the availability of personnel; the quality, expertise and value of our services; and in select instances, on the price of our services. Increased competition in the future from existing competitors or new market entrants may limit our ability to maintain or increase our market share.

Further, the introduction by our competitors of new and enhanced service offerings, in combination with industry consolidation and the development of strategic relationships by our competitors, could cause a decline in revenue or loss of market acceptance of our services or make our services less attractive. Additionally, we compete with a number of non-profit organizations that can finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions that are unavailable to us.

Managed care organizations and other third-party payors have continued to consolidate in order to enhance their ability to influence the delivery of health care services. Consequently, the health care needs of a large percentage of the United States population are increasingly served by a smaller number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers for needed services. To the extent that these organizations terminate us as a provider and/or engage our competitors as a preferred or exclusive provider, our business could be adversely affected. In addition, in the event private payors, including managed care payors, seek to negotiate additional discounted fee structures or the assumption by health care providers of all or a portion of the financial risk through prepaid capitation arrangements, thereby potentially reducing our results of operations.

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

Some states require health care providers (including skilled nursing facilities, hospice agencies, home health agencies and assisted living facilities) to obtain prior approval, known as a CON, or as it is referred to in some states, a POA, for:

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

We rely significantly on our ability to attract and retain caregivers who possess the skills, experience and licenses necessary to meet the requirements of our patients. We compete for personnel with other providers of home health and hospice services. Our ability to attract and retain caregivers depends on several factors, including our ability to provide these caregivers with attractive assignments and competitive benefits and salaries. We cannot assure you that we will succeed in any of these areas. In addition, there are occasional shortages of qualified health care personnel in some of the markets in which we operate. As a result, we may face higher costs of attracting caregivers and providing them with attractive benefit packages than we originally anticipated and if that occurs our profitability could decline. Finally, although this is currently not a significant factor in our existing markets or current operations, if we expand our operations into geographic areas where health care providers historically have unionized, we cannot assure you that negotiating collective bargaining agreements will not have a negative effect on our ability to timely and successfully recruit qualified personnel. Generally, if we are unable to attract and retain caregivers, the quality of our services may decline and we could lose patients and referral sources.

Risks Related to Our Business

Our revenue is substantially derived from Medicare. Reductions in Medicare rates, rate increases that do not cover cost increases and/or significant changes to the Medicare reimbursement methodology may adversely affect our business.

During 2007 we received 89% of our revenue from Medicare as compared to 93% for both 2006 and 2005. We generally receive fixed payments from Medicare for our home health services based on the level of care that we provide patients. Consequently, our profitability largely depends upon our ability to manage the cost of providing those services.

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

Possible changes in the case mix of patients, as well as payor mix and payment methodologies, may have a material adverse effect on our results of operations.

The sources and amounts of our patient revenue are determined by a number of factors, including the mix of patients and the rates of reimbursement among payors. Changes in the case mix of the patients, payment methodologies or payor mix among private pay, Medicare and Medicaid may significantly affect our results of operations.

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

Our business has grown significantly in size and complexity in recent years with an internal growth rate for episodic-based patient admissions of 12% for 2007. This growth has placed, and will continue to place, significant demands on our management systems, internal controls and financial and professional resources. In addition, we will need to further develop our financial controls and reporting systems to accommodate future growth. This could require us to incur expenses for hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding our information technology infrastructure. Our inability to manage growth effectively could have a material adverse effect on our results of operations.

Our growth strategy depends on our ability to open agencies, acquire additional agencies on favorable terms and integrate and operate these agencies effectively. If our growth strategy is unsuccessful or we are not able to successfully integrate newly acquired or opened agencies into our existing operations, our future results of operations could be adversely impacted.

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

We are focusing significant time and resources on the acquisition of home health and hospice agencies, or on some of their assets, in targeted markets. Not only do we face competition for acquisition candidates, which may limit the number of acquisition opportunities available to us and may lead to higher acquisition prices, but we may also be unable to identify, negotiate and complete suitable acquisition opportunities on reasonable terms. Additionally, acquisitions involve significant risks and uncertainties, including difficulties in recouping partial episode payments and other types of misdirected payments for services from the previous owners, difficulties integrating acquired personnel and business practices into our business, the potential loss of key employees or patients of acquired agencies, and the assumption of liabilities and exposure to unforeseen liabilities of acquired agencies. We may not be able to fully integrate the operations of the acquired businesses with our current business structure in an efficient and cost-effective manner. The failure to effectively integrate any of these businesses could have a material adverse effect on our results of operations.

Our acquisitions may impose strains on our existing resources.

As a result of our past and current acquisition strategy, we have grown significantly over the last five years. As we continue to add acquisition-related revenue and expand our markets, our growth could strain our resources, including management, information systems, regulatory compliance measures, logistics and other controls. We cannot assure you that our resources will keep pace with our anticipated growth. If we do not manage our expected growth effectively, our future results could be adversely affected.

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

We have completed the implementation of a Point of Care (“PoC”) system that includes providing laptop computers to our staff. We have installed privacy protection systems and devices on our network and the PoC laptops in an attempt to prevent unauthorized access to information in our database. However, our technology may fail to adequately secure the confidential health information we maintain in our databases and protect it from theft or inadvertent leakage. In such circumstances, we may be held liable to our patients and regulators, which could result in litigation or adverse publicity that could have a material adverse effect on our business. Even if we are not held liable, any resulting negative publicity could harm our business and distract the attention of management.

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

For instance, the recently issued CMS final rule to redefine and update the Home Health PPS for calendar year 2008 required us to perform several system upgrades and programming changes. If these updates were not accurately completed, any consolidated financial statements issued by us after the effective date of the Medicare reimbursement rate changes could be adversely affected or materially misstated.

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

As a result of operating in the home health industry, our business entails an inherent risk of claims, losses and potential lawsuits alleging incidents involving our employees that are likely to occur in a patient’s home. We maintain professional liability insurance to provide coverage to us and our subsidiaries against these risks. However, we cannot assure you that claims will not be made in the future in excess of the limits of our insurance, nor can we assure you that any such claims, if successful and in excess of such limits, will not have a material adverse effect on our ability to conduct business or on our assets. Our insurance coverage also includes fire, property damage and general liability with varying limits. We cannot assure you that the insurance we maintain will satisfy claims made against us or that insurance coverage will continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms. Any claims made against us, regardless of their merit or eventual outcome, could damage our reputation and business.

If we must write off a significant amount of intangible assets or long-lived assets, our earnings will be negatively impacted.

Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was approximately $332.5 million as of December 31, 2007. If we make additional acquisitions, it is likely that we will record additional intangible assets to our consolidated financial statements. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets of $82.6 million as of December 31, 2007, which we review both on a periodic basis as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination that a significant impairment in value of our unamortized intangible assets or long-lived assets occurs, such determination could require us to write off a substantial portion of our assets. A write off to these assets would negatively affect our results of operations.

The agreement governing our revolving credit facility contains, and future debt agreements may contain, various covenants that limit our discretion in the operation of our business.

Although we had no outstanding borrowings under our $100.0 million Revolving Credit Facility (“Revolver”) as of December 31, 2007 and had a minimum amount of indebtedness of $24.0 million related to promissory notes and capital leases, we might incur additional debt in the future. The agreement and instruments governing our Revolver contain, and the agreements and instruments governing future debt agreements may contain, various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios that may restrict our ability to:

•	incur more debt;

•	redeem or repurchase stock, pay dividends or make other distributions;

•	make certain investments;

•	create liens;

•	enter into transactions with affiliates;

•	make unapproved acquisitions;

•	merge or consolidate;

•	transfer or sell assets; and

•	make fundamental changes in our corporate existence and principal business.

In addition, events beyond our control could affect our ability to comply with and maintain these financial tests and ratios. Any failure by us to comply with or maintain all applicable financial tests and ratios and to comply with all applicable covenants could result in an event of default with respect to our Revolver or any other future debt agreements. This could lead to the acceleration of the maturity of any outstanding loans and the termination of the commitments to make further extensions of credit. Even if we are able to comply with all applicable covenants, the restrictions on our ability to operate our business at our sole discretion could harm our business by, among other things, limiting our ability to take advantage of financing, mergers, acquisitions and other corporate opportunities.

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

In addition, the stock market in general, and the NASDAQ Global Select Market in particular, has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of health care provider companies. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In the past, securities class-action litigation has often been brought against companies following periods of volatility in the market price of their respective securities. For instance, in 2001, class action lawsuits were filed against us and three of our executive officers for damages based on the decline in our stock price following an announced restatement of earnings for the fourth quarter of 2000 and first quarter of 2001. We settled these class action lawsuits, and obtained a court dismissal in 2006. We cannot assure you that we will not face similar suits in the future that could have a material adverse impact on our financial condition or results of operations. Litigation of this type is often expensive to defend and may divert our management team’s attention as well as resources from the operation of our business.

Sales of substantial amounts of our common stock or preferred stock, or the availability of those shares for future sale, could adversely affect our stock price and limit our ability to raise capital.

The following table presents information about our outstanding common and preferred stock and our outstanding securities exercisable for or convertible into shares of common stock:

As of December 31, 2007
Common stock outstanding	26,368,644
Preferred stock outstanding	—
Common stock available under 1998 Stock Option Plan	1,627,952
Common stock available under Directors’ Stock Option Plan	224,800
Stock options outstanding	848,694
Stock options exercisable	797,131
Warrants outstanding	50,667
Non-vested stock outstanding	132,709
Non-vested stock units outstanding	42,958

In addition, on August 20, 2007, we filed a $250.0 million shelf registration statement with the availability for the issuance of any combination of preferred and common stock, which became effective on August 31, 2007. As of December 31, 2007 all $250.0 million was still available.

If we were to sell substantial amounts of our common stock in the public market or if there were a public perception that substantial sales could occur, the market price of our common stock could decline as a result of such sales. These sales or the perception of substantial future sales may also make it more difficult for us to sell common stock in the future to raise capital.

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

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Baton Rouge, Louisiana in a building that we own that consists of approximately 110,000 square feet.

Typically, our home health and hospice agencies are located in leased facilities. Generally, the leases have initial terms of three years, but range from one to seven years. Most of the leases contain options to extend the lease period for up to five additional years.

ITEM 3. LEGAL PROCEEDINGS

See Note 11 to our consolidated financial statements at Part IV, Item 15 of this Annual Report for information concerning our legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders in the fourth quarter of 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock has been traded on the NASDAQ Global Select Market (“NASDAQ”) since April 2002. The following table sets forth the range of high and low sales prices for our common stock for the periods indicated as reported on NASDAQ:

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2007:
First Quarter	$34.99	$29.92
Second Quarter	38.54	29.76
Third Quarter	40.49	34.27
Fourth Quarter	49.79	36.39

Year Ended December 31, 2006:
First Quarter	$35.25	$22.85
Second Quarter	29.86	24.05
Third Quarter	31.97	25.80
Fourth Quarter	33.68	28.61

As of February 20, 2008, there were approximately 622 holders of record of our common stock.

Dividend Policy

We have not declared or paid any cash dividends on our common stock or any other of our securities and do not expect to pay cash dividends for the foreseeable future. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. Future decisions concerning the payment of dividends will depend upon our results of operations, financial condition and capital expenditure plans, as well as such other factors as the board of directors, in its sole discretion, may consider relevant. In addition, our new Revolving Credit Facility restricts, and we anticipate our future indebtedness may restrict, our ability to pay cash dividends.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security stockholders	899,361	$16.01	1,852,752

Stock Performance Graph

The Performance Graph set forth below compares the cumulative total stockholder return on our common stock, $0.001 par value per share, for the five-year period ended December 31, 2007, with the cumulative total return on the NASDAQ composite index and an industry peer group over the same period (assuming the investment of $100 in our common stock, the NASDAQ composite index and the industry peer group) on December 31, 2002 and the reinvestment of dividends. The peer group we selected is comprised of: Gentiva Health, Inc. (“GTIV”), LHC Group, Inc. (“LHCG”) and Almost Family, Inc. (“AFAM”). The cumulative total stockholder return on the following graph is historical and is not necessarily indicative of future stock price performance. No cash dividends have been declared on our common stock.

	31-Dec-02	31-Dec-03	31-Dec-04	31-Dec-05	31-Dec-06	31-Dec-07
Amedisys, Inc.	$100.00	$250.99	$536.26	$699.34	$725.61	$1,071.08
NASDAQ Composite	$100.00	$149.75	$164.64	$168.60	$187.83	$205.22
Peer Group	$100.00	$142.55	$191.28	$171.68	$261.56	$244.16

This stock performance information is “furnished” and shall not be deemed to be “soliciting material” or subject to Rule 14A, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this report and irrespective of any general incorporation by reference language in any such filing, except to the extent that we specifically incorporate the information by reference.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data presented below is derived from our audited consolidated financial statements for each of the five years ended December 31, 2007 with certain reclassifications made to prior years to conform to current year presentation. The financial data for the years ended December 31, 2007, 2006 and 2005 should be read together with our consolidated financial statements and related notes and the information included in Item 7, Management’s Discussion and Analysis of Financial Condition and Consolidated Results of Operations included herein.

	2007 (1)(2)(3)	2006 (2)(4)(5)	2005 (4)	2004	2003
	(Amounts in thousands, except per share data)
Income Statement Data:
Net service revenue	$697,934	$541,148	$381,558	$227,089	$142,473
Cost of service revenue, excluding depreciation and amortization	308,734	235,458	163,032	96,078	58,554
General and administrative expenses, excluding depreciation and amortization	278,889	229,928	161,451	93,507	66,509
Depreciation and amortization	13,749	10,106	6,973	4,126	3,072

Operating income	96,562	65,656	50,102	33,378	14,338
Other income (expense), net	6,856	(3,759)	(1,362)	(19)	(711)
Income tax (expense)	(38,298)	(23,642)	(18,638)	(12,855)	(5,220)
Minority interests	(7)	—	—	—	—

Net income	$65,113	$38,255	$30,102	$20,504	$8,407

Net income per basic share	$2.52	$1.75	$1.45	$1.18	$0.64
Net income per diluted share	$2.48	$1.72	$1.41	$1.14	$0.63

(1)	Alliance Home Health, Inc. (“Alliance”), one of our wholly owned subsidiaries filed for Chapter 7 Federal bankruptcy protection in September 2000. That case is now concluded. As a result, the remaining $4.2 million liabilities of Alliance were extinguished and we are not liable for any of these obligations. The discharge of the liabilities was a non-taxable event (see Note 11 to the consolidated financial statements for further details) and is included in the general and administrative expenses, excluding depreciation and amortization above.
(2)	On January 1, 2006, we adopted Financial Accounting Standards Board Statement of Financial Accounting Standards Number 123 (revised), Share-Based Payment (“SFAS 123(R)”), utilizing the modified prospective approach. See Note 10 to the consolidated financial statements for further details.
(3)	During the third and fourth quarters of 2007, we acquired certain assets and certain liabilities of Integricare, Inc. (“Integricare”) a home health and hospice care service provider with 15 home health and nine hospice agencies in nine states. The results of Integricare have been included in our consolidated results as of the date of the purchase (see Note 2 to the consolidated financial statements for additional details).
(4)	During the third quarter of 2005, we acquired the stock of HMR Acquisition, Inc., the parent holding company of Housecall Medical Resources, Inc. (“Housecall”), a privately-held provider of home care services with 57 home health agencies and nine hospice agencies in five states. The results of Housecall have been included in our consolidated results since the date of the purchase.
(5)	During the fourth quarter of 2006, we wrote off $1.3 million of deferred debt issuance costs related to the early retirement of our senior credit facility.

	2007	2006	2005	2004	2003
	(Amounts in thousands)
Balance Sheet Data:
Total assets	$587,111	$463,756	$339,997	$199,733	$92,473
Total long-term obligations, including current portion	24,040	5,337	53,207	3,821	8,278
Total stockholders’ equity	446,971	364,007	192,599	148,473	51,399
Cash dividends declared per common share	—	—	—	—	—

ITEM  7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included in Part IV, Item 15 of this Annual Report and our Risk Factors included in Part I, Item 1A of this Annual Report.

Overview

We manage our business through providing home health and hospice services with over 8,900 employees.

Through our home health agencies, we deliver a wide range of services in the home of individuals who may be recovering from surgery, have a chronic disability or terminal illness or need assistance with the essential activities of daily living. The services we provide include skilled nursing and home health aide services; physical, occupational and speech therapy; and medically oriented social work to eligible individuals who require ongoing care that cannot be provided effectively by family and friends. In addition, we have developed and offer clinically focused programs for high cost chronic conditions and different types of diseases, such as diabetes, coronary artery disease, congestive heart failure, complex wound care, chronic obstructive pulmonary disease, geriatric surgical recovery, behavioral health, and stroke recovery, as well as various rehabilitative programs, in each case focusing on improving the functional ability of our geriatric population and enhancing patient self-management through compliance tracking and behavioral modification. As an organization we continue to focus on enhancing the delivery of services to geriatric patients with chronic co-morbid conditions. We believe our services are attractive to payors and physicians because we combine clinical quality with cost-effectiveness; we provide clinical consistencies in the care we provide in each of our agencies; and we are accessible 24 hours a day, seven days a week to answer our patients’ questions and to provide for their medical needs.

Through our hospice agencies, we provide palliative care and comfort to terminally ill patients and their families. We provide hospice services to each patient using an interdisciplinary care team comprised of a physician, a patient care manager, registered nurses, certified home health aides, social workers, a chaplain, a homemaker and specially trained volunteers who collectively assess the clinical, psychosocial and spiritual needs of our patients and their families and manage that care accordingly. Although we expect Medicare home health to remain our primary focus over the near and intermediate term, we believe home health and hospice are complementary services and we expect to continue to expand our home health and hospice networks through acquisitions and start-up activities.

During the third and fourth quarters of 2007, we purchased certain assets and certain liabilities of IntegriCare, Inc., which accounted for a majority of our acquired agencies during the year with a total of 15 home health and nine hospice agencies in nine states. As of December 31, 2007, we were located in 30 states within the United States with the following number of agencies:

	Owned and Operated Agencies		Managed Agencies
	Home health	Hospice	Home health	Hospice
At December 31, 2006	261	14	—	—
Acquisitions	38	11	4	2
Start-ups	32	4	—	—
Closed	(6)	—	—	—

At December 31, 2007	325	29	4	2

Recent Developments

Reimbursement

On August 22, 2007, CMS issued its final rule to redefine and update the Home Health PPS for calendar year 2008 (“final rule”). The final rule included changes in the base rate calculation, case mix adjustment model, implementation of refinement to the payment system and imposed new quality of care data collection requirements, among other requirements. CMS also included a 3.0% increase to Medicare home health rates (“market basket”) for calendar year 2008 as its suggestion to the United States Congress (“Congress”) for its final review and approval. Congress made no changes to the CMS market basket proposal which was implemented January 1, 2008.

Since April 27, 2007, when CMS first issued its Notice of Proposed Rulemaking regarding the Home Health PPS Refinement and Rate Update for Calendar Year 2008, we have been preparing for this new payment system. We have completed the changes to our systems necessary to implement the final rule. During this effort, we benefited from the system wide roll-out of our Point of Care (“PoC”) system, which enabled our clinical assessment data to become more consistent when compared to our pure paper environment in 2006. Based on our programming, modeling and testing of the required changes, we estimated, as of October 31, 2007, that implementation of the final rule would reduce our Medicare net service revenue for calendar year 2008 by approximately 1.0%, while noting that this estimate was subject to change and had various assumptions built into it that could impact the actual results experienced. Our subsequent modeling and testing of the impact of the final rule continues to indicate that the impact is no worse than a revenue reduction of 1%. We implemented the new payment system on January 1, 2008 and subsequent to that date signed two definitive stock purchase agreements for the acquisition of 116 home health and 11 hospice agencies. We do not believe that we will be able to fully refine our estimate of the impact of the final rule until we have significant 2008 data for episodes subject to the CMS rate change and better understand the impact of the planned conversion of the two recently announced definitive stock purchase agreements to our processes and Point of Care system.

Our view of these issues could be impacted by, but is not limited to, changes to the proposed 3.0% market basket increase, future changes to our systems resulting from our additional programming, modeling and testing process, differences in case mix used for the estimate and the actual case mix experienced in 2008, impact of recently announced definitive stock purchase agreements, and various other contributing factors.

Operations

On October 24, 2007, we entered into a three-year, unsecured $100.0 million Revolving Credit Facility (“Revolver”), which can be used for working capital and general corporate purposes, including acquisitions.

On August 20, 2007, we filed a $250.0 million shelf registration statement with the availability for the issuance of any combination of preferred and common stock, which became effective on August 31, 2007. As of December 31, 2007 all $250.0 million was available.

Acquisitions

Summary of 2008 Acquisitions

On February 18, 2008, we signed a definitive stock purchase agreement to acquire all of the outstanding shares of TLC Health Care Services, Inc. (“TLC”), a privately-held provider of home nursing and hospice services with 92 home health and 11 hospice agencies located in 22 states and the District of Columbia. The total cash purchase price for the acquisition is $395.0 million, subject to purchase price adjustments, and the closing of the transaction is subject to customary closing conditions, including receipt of regulatory approvals. The total purchase price is expected to be financed with proceeds of $500.0 million from new financing and an amendment to our current $100.0 million Revolver that we had in place at December 31, 2007, which are both pursuant to a fully underwritten financing commitment. The agencies to be acquired are not included in our results of operations or in the number of acquisitions we reported for 2007.

On February 7, 2008, we signed a definitive stock purchase agreement to acquire the holding company that operates Family Home Health Care, Inc. and Comprehensive Home Healthcare Services, Inc. (“HMA”), a privately-held provider of home health care services with 21 home health locations in Kentucky and three locations in Tennessee for a total purchase price of approximately $43.0 million, subject to working capital adjustments and other post-closing adjustments. The total purchase price is expected to be funded with $36.0 million in cash and a $7.0 million, two-year note payable. The agencies to be acquired are not included in our results of operations or in the number of acquisitions we reported for 2007.

On January 1, 2008, we acquired certain assets and assumed certain liabilities of a home health agency in Carolina, Puerto Rico. The agency acquired is not included in our results of operations or in the number of acquisitions we reported for 2007.

Summary of 2007 Acquisitions

The following table presents details of our acquisitions (dollars in millions):

			Purchase Price (1)		Purchase Price Allocation		Number of Agencies
(2)	Date	Acquired Entity	Cash	Promissory Note	Goodwill	Other Intangible Assets	Home Health	Hospice	Number of States
†	December 31, 2007	One South Carolina and five Georgia agencies	$13.4	$—	$13.5	$0.4	6	—	2
†	December 1, 2007	IntegriCare - West Virginia assets	9.7	2.1	11.7	0.3	4	—	1
†	September 1, 2007	IntegriCare, Inc. (“IntegriCare”)	46.4	10.1	56.7	0.6	11	9	8
†	July 1, 2007	Searcy, Arkansas agency	1.2	—	1.1	0.1	1	—	1
†	June 1, 2007	Oak Park, Illinois agency	7.2	0.8	7.7	0.3	1	—	1
†	June 1, 2007	Lancaster, Pennsylvania agency	2.9	—	2.9	0.1	1	—	1
†	June 1, 2007	Baltimore, Maryland agency	1.7	—	1.6	0.1	1	—	1
†	May 1, 2007	Dyna Care Health Ventures, Inc. (“Dyna Care”)	12.6	3.0	15.3	0.6	11	—	5
†	April 1, 2007	Tallahassee, Florida agency	2.8	0.3	3.1	0.1	1	—	1
†	March 1, 2007	Texas agencies	3.2	1.5	4.5	0.2	1	1	1
*	February 1, 2007	Horizon’s Hospice Care, Inc.	1.2	0.4	1.5	0.1	—	1	1

			$102.3	$18.2	$119.6	$2.9	38	11

(1)	The total purchase price does not include such items as closing costs or other miscellaneous amounts that have been included in the value recorded for goodwill and other intangible assets.
(2)	The acquisitions marked with the cross symbol (†) were asset purchases and those marked with the asterisk symbol (*) were stock purchases.

IntegriCare owned and operated 15 home health agencies, owned and operated nine hospice agencies (which all function as both home health and hospice agencies and are included in both the reported total number of home health and hospice agency locations), and managed four home health agencies and two hospice agencies (which all function as both home health and hospice agencies), which were owned by four separate, unconsolidated joint ventures with local area hospitals (see Note 4 to the consolidated financial statements). In connection with the acquisition, we also acquired interests in a fifth joint venture, which was consolidated with our results of operations because it qualified as a variable interest entity as defined by FIN 46R (see Note 5 to the consolidated financial statements). The acquisition closed as two separate transactions due to regulatory issues for the four home health agencies in West Virginia.

Results of Operations

Reductions to Medicare rates and/or changes in Medicare reimbursement methodology could have an adverse impact on our results of operations. See Part I, Item 1A. Risk Factors for more details.

Years Ended December 31, 2007 and 2006

Net Service Revenue

We are dependent on Medicare for a significant portion of our revenue. Approximately 89% and 93% of our net service revenue was derived from Medicare for 2007 and 2006, respectively. The change in concentration of our net services revenue was primarily due to Medicare patients transitioning to other insurance carriers, including Medicare Advantage programs.

The following table summarizes our net service revenue growth (amounts in millions):

	For the year ended December 31, 2007			For the year ended December 31, 2006
	Base/Start-ups	Acquisitions	Total
Home health revenue:
Medicare revenue	$555.6	$24.7	$580.3	$469.1
Non-Medicare revenue	64.5	9.2	73.7	35.4

	620.1	33.9	654.0	504.5

Hospice revenue:
Medicare revenue	34.8	5.9	40.7	33.3
Non-Medicare revenue	2.9	0.3	3.2	3.3

	37.7	6.2	43.9	36.6

Total revenue:
Medicare revenue	590.4	30.6	621.0	502.4
Non-Medicare revenue	67.4	9.5	76.9	38.7

	$657.8	$40.1	$697.9	$541.1

Our net service revenue increased $156.8 million, primarily as a result of our internal growth and acquisitions. We experienced growth in our base business, inclusive of start-ups of $116.7 million, primarily as a result of an increased number of admissions and completed episodes, with a 21% increase in total completed Medicare episodes from 2006. In addition, our acquisitions, as detailed in Note 2 to our consolidated financial statements, added $40.1 million in net service revenue.

The following table summarizes our growth in home health patient admissions:

	For the year ended December 31, 2007			For the year ended December 31, 2006
	Base/Start-ups	Acquisitions	Total
Admissions:
Medicare	113,173	6,788	119,961	104,455
Non-Medicare	27,574	4,297	31,871	26,591

	140,747	11,085	151,832	131,046

During 2007, our home health internal growth rate was 12% as compared to 14% in 2006, with total episodic-based admissions for our base / start-up agencies of 121,297 and total episodic-based admissions of 129,649 for 2007 as compared to total episodic-based admissions of 108,140 in 2006. As we continue to grow our operations through both internal efforts and through acquisition activities, we anticipate that our internal growth rate will be more reflective of 2007 as compared to our internal growth rate of 2006 and 2005.

Cost of Service

Our cost of service consists of salaries and related payroll tax expenses, transportation expenses (primarily reimbursed mileage), and supplies and services expenses (including payments to contract therapists) associated with our direct care employees in our agencies. The following summarizes our visit and cost per visit information:

	For the year ended December 31, 2007			For the year ended December 31, 2006
	Base/Start-ups	Acquisitions	Total
Cost of service (amounts in millions):
Home health	$263.0	$20.4	$283.4	$215.4
Hospice	22.0	3.3	25.3	20.1

	$285.0	$23.7	$308.7	$235.5

Home health:
Visits during the period:
Medicare	3,516,903	140,944	3,657,847	3,019,106
Non-Medicare	564,458	80,525	644,983	418,775

	4,081,361	221,469	4,302,830	3,437,881

Home health cost per visit (1)	$64.44	$92.18	$65.87	$62.68

(1)	We calculate home health cost per visit as home health cost of service divided by total home health visits during the period.

Our cost of service increased $73.2 million, with $49.5 million related to our base / start-up agencies and $23.7 million related to our acquired agencies. The $49.5 million increase in base business expenses related to admission and visit growth with increases of $47.0 million in labor, taxes and benefits and $2.5 million in travel. Typically, our acquisitions take up to 18 to 24 months to reach the operating efficiencies of existing operations.

General and Administrative Expenses and Depreciation and Amortization

The following table summarizes our general and administrative expenses and our depreciation and amortization expense (amounts in thousands):

	For the years ended December 31,
	2007	2006
General and administrative expenses:
Salaries and benefits	$171,246	$133,315
Non-cash compensation	3,188	2,560
Other	104,455	94,053
Depreciation and amortization	13,749	10,106

Salaries and benefits increased $37.9 million due primarily to increased personnel costs related to additional operational staff necessitated by our internal growth and acquisitions.

Non-cash compensation expense increased $0.6 million due to additional employee equity awards made in 2007. As of December 31, 2007, there was $0.2 million of unrecognized compensation costs related to unvested stock option payments, which is expected to be recognized over a weighted-average period of seven months, $2.7 million of unrecognized compensation costs related to non-vested stock payments, which is expected to be recognized over a weighted average period of 2.8 years, and $1.9 million of unrecognized compensation costs related to non-vested stock unit payments, which is expected to be recognized over a weighted average period of 2.9 years. No stock options were awarded during 2007.

Other general and administrative expense increased $10.4 million, which consisted of a $4.4 million increase in supplies and services expense, $3.1 million increase in rent expense, $1.2 million increase in travel and training expenses, $1.1 million increases in both purchased services and utilities expenses, and $0.8 million increase in other expenses, which was partially offset by a $1.3 million decrease in professional fees. This net increase in other general and administrative expense was primarily the result of our acquisition and start-up activities during 2007.

Other Income (Expense), net

Other income was $6.9 million in 2007 as compared to other (expense) of $3.8 million during 2006, representing a change of $10.7 million. The primary reason for this change was related to the conclusion of the Alliance bankruptcy. On September 28, 2007, a federal judge from the United States Bankruptcy Court in the Northern District of Oklahoma (“bankruptcy court”) overseeing the Chapter 7 federal bankruptcy proceedings for Alliance finalized its order on the distribution of funds to creditors. As a result, of the ruling by the bankruptcy court, the liabilities of $4.2 million attributable to Alliance now will not be paid because Alliance has insufficient assets to discharge these liabilities. These liabilities were recorded on our consolidated financial statements because of Alliance’s being a wholly-owned consolidated subsidiary. Neither Amedisys nor any of our affiliates (other than Alliance), has any direct obligation for these liabilities and we do not believe there is any basis for asserting that there is an indirect obligation on our part or any of our affiliates for these liabilities. Accordingly, upon completion of the Alliance bankruptcy, we reversed the accrual for these liabilities in our consolidated financial statements, and we recognized a gain of $4.2 million as other income in our accompanying consolidated income statement during the third quarter of 2007. The discharge of the liabilities was a non-taxable event. The remainder of the increase was primarily attributable to the reduction in interest expense as a result in the decrease in our average outstanding debt for 2007 as compared to 2006 and an increase in interest income earned on our cash and cash equivalents and short-term investments due to an increase in the average cash and cash equivalents and short-term investments from 2006 to 2007. During the third quarter of 2006, we completed an equity offering with cash proceeds of $124.5 million, of which $52.0 million was used to pay off our senior credit facility and the remainder was invested in cash equivalents and short-term investments.

Income Tax Expense

Income tax expense was $38.3 million in 2007 as compared to $23.6 million during 2006, representing an increase of $14.7 million, which is primarily attributable to an increase in income before income taxes and minority interests that is partially offset by a decrease in the estimated income tax rate. Our income before taxes and estimated income tax rate was $103.4 million and 37.0% for 2007 and $61.9 million and 38.2% for 2006. The decrease in the tax rate was primarily attributable to the reversal of the Alliance liabilities resulting from the conclusion of the Alliance bankruptcy, which was a nontaxable event.

Years Ended December 31, 2006 and 2005

During 2006, we added 17 home health agencies through acquisitions, initiated operations at 36 new home health agencies and closed five home health agencies. We also initiated operations at two hospice agencies and closed one hospice agency. As a result, we owned and operated 261 Medicare-certified home health agencies and 14 Medicare-certified agencies in 19 states as of December 31, 2006.

As a result of this rapid growth during 2006, our operating results for the years presented may not appear comparable.

Net Service Revenue

We are dependent on Medicare for a significant portion of our revenue. Approximately 93% of our net service revenue was derived from Medicare for both 2006 and 2005.

The following table summarizes our net service revenue growth (amounts in millions):

	For the year ended December 31, 2006			For the year ended December 31, 2005
	Base/Start-ups	Acquisitions	Total
Home health revenue:
Medicare revenue	$411.9	$57.2	$469.1	$335.0
Non-Medicare revenue	29.6	5.8	35.4	25.2

	441.5	63.0	504.5	360.2

Hospice revenue:
Medicare revenue	20.4	12.9	33.3	19.1
Non-Medicare revenue	2.0	1.3	3.3	2.3

	22.4	14.2	36.6	21.4

Total revenue:
Medicare revenue	432.3	70.1	502.4	354.1
Non-Medicare revenue	31.6	7.1	38.7	27.5

	$463.9	$77.2	$541.1	$381.6

Our net service revenue increased $159.5 million, primarily as a result of our internal growth and acquisitions. We experienced growth in our base business, inclusive of start-ups of $82.3 million, primarily as a result of an increased number of admissions and a 43% increase in total completed Medicare episodes from 2005. In addition, our acquisitions, as detailed in Note 2 to our consolidated financial statements, added $77.2 million in net service revenue.

The following table summarizes our growth in home health patient admissions:

	For the year ended December 31, 2006			For the year ended December 31, 2005
	Base/Start-ups	Acquisitions	Total
Admissions:
Medicare	89,836	14,619	104,455	80,498
Non-Medicare	22,671	3,920	26,591	19,144

	112,507	18,539	131,046	99,642

During 2006, our home health internal growth rate was 14% as compared to 19% in 2005, with total episodic-based admissions for our base / start-up agencies of 92,986 and total episodic-based admissions of 108,140 for 2006 as compared to total episodic-based admissions of 81,464 in 2005.

Cost of Service

Our cost of service consists of salaries and related payroll tax expenses, transportation expenses (primarily reimbursed mileage), and supplies and services expenses (including payments to contract therapists) associated with our direct care employees in our agencies. The following summarizes our visit and cost per visit information:

	For the year ended December 31, 2006			For the year ended December 31, 2005
	Base/Start-ups	Acquisitions	Total
Cost of service (amounts in millions):
Home health	$187.4	$28.0	$215.4	$151.2
Hospice	12.3	7.8	20.1	11.8

	$199.7	$35.8	$235.5	$163.0

Home health:
Visits during the period:
Medicare	2,670,742	348,364	3,019,106	2,089,524
Non-Medicare	352,182	66,593	418,775	275,363

	3,022,924	414,957	3,437,881	2,364,887

Home health cost per visit (1)	$62.01	$67.39	$62.68	$63.94

(1)	We calculate home health cost per visit as home health cost of service divided by total home health visits during the period.

Our cost of service increased $72.5 million, with $36.7 million related to our base / start-up agencies and $35.8 million related to our acquired agencies. The $36.7 million increase in base / start-up agency cost of service related to admission and visit growth with increases of $34.3 million in labor, taxes and benefits and $2.7 million in travel, which was slightly offset by a $0.3 million decrease in supplies. Typically, our acquisitions take up to 18 to 24 months to reach the operating efficiencies of existing operations.

General and Administrative Expenses and Depreciation and Amortization

The following table summarizes our general and administrative expenses and our depreciation and amortization expense (amounts in thousands):

	For the years ended December 31,
	2006	2005
General and administrative expenses:
Salaries and benefits	$133,315	$93,116
Non-cash compensation	2,560	369
Other	94,053	67,966
Depreciation and amortization	10,106	6,973

Salaries and benefits increased $40.2 million due primarily to increased personnel costs of $23.4 million related to additional operational staff necessitated by our internal growth and acquisitions and an increase in our corporate administrative staff including a $7.6 million increase in the cost of providing health insurance and other benefits.

Non-cash compensation expense increased $2.2 million in 2006. This increase is primarily attributable to costs associated with our adoption of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) under the modified prospective method. The adoption of SFAS No. 123(R) required the recognition of stock-based compensation related to stock options in our results of operations for 2006, as compared to the same period of 2005 when we accounted for this stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”). As of December 31, 2006, there was $1.0 million of unrecognized compensation costs related to stock option payments which is expected to be recognized over a weighted-average period of 1.8 years and $2.1 million of unrecognized compensation costs related to unvested stock payments which is expected to be recognized over a weighted average period of 3.8 years. No stock options were awarded during 2006.

Other general and administrative expenses increased $26.1 million in 2006. The increase was primarily attributable to an increase of $6.3 million in bad debt expense that was growth related and included the impact of billing and collections for patients initially admitted as Medicare and later determined to be covered by other insurance carriers including Medicare Advantage programs; growth-related increases of $5.0 million in contract services, $3.5 million in supplies, $2.9 million in travel and $8.3 million in rent and utilities.

Depreciation and amortization increased $3.1 million primarily as a result of growth, with the exception of $0.6 million of accelerated depreciation that related to our former corporate headquarters.

Other Expense, Net

Other expense was $3.8 million in the year ended December 31, 2006 as compared to $1.4 million during the year ended December 31, 2005, representing an increase of $2.4 million and is primarily attributable to the amounts of cash and debt outstanding during each of the years and the expensing of $1.3 million in deferred financing fees on our outstanding debt that was repaid early. In July 2005, we entered into a $75.0 million senior credit facility primarily to finance our acquisition activities that included a $50.0 million term loan and a $25.0 million revolver. We paid in full and terminated our senior credit facility in November 2006 in conjunction with the issuance of 3.0 million shares of our common stock (prior to giving consideration to our four-for-three stock split). As of December 31, 2006, we owed $5.3 million that consisted of promissory notes and capital leases and as of December 31, 2005, owed $53.2 million that consisted of our senior credit facility, promissory notes and capital leases.

Income Tax Expense

Income tax expense was $23.6 million in 2006 as compared to $18.6 million in 2005, representing an increase of $5.0 million, and is primarily attributable to an increase in income before taxes and a decrease in the estimated income tax rate. Our income before taxes and estimated income tax rate was $61.9 million and 38.2% for the year ended December 31, 2006 and $48.7 million and 38.2% for the year ended December 31, 2005.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows (amounts in thousands):

	For the years ended December 31,
	2007	2006
Cash provided by operating activities	$93,085	$43,080
Cash (used in) investing activities	(124,324)	(48,060)
Cash provided by financing activities	3,208	71,970

Net (decrease) increase in cash and cash equivalents	(28,031)	66,990
Cash and cash equivalents at beginning of period	84,221	17,231

Cash and cash equivalents at end of period	$56,190	$84,221

Operating cash flows increased by $50.0 million primarily as a result of the following:

•

$38.7 million improvement in changes in assets and liabilities, net of acquisitions. Our overall improvement was attributable to an increase in accrued payroll and payroll taxes as a result of our growth through start-ups and acquisitions and a decrease in payments made for outstanding accounts payable due primarily to a $18.8 million payment made from 2005 Hurricane Katrina related payroll tax deferrals paid in 2006 that was non-recurring in 2007. These improvements were partially offset by an increase in our outstanding patient accounts receivable, which was the result of our increase in net service revenue for the year due to our internal growth, start-up and acquisition activities and a slight increase in our unbilled patient accounts receivable; and

•	$26.9 million increase in net income; offset by a $14.0 million change in deferred income taxes (see Note 8 to our consolidated financial statements for details on our deferred income taxes).

Investing cash outflows increased $76.3 million during 2007, primarily as a result of an increase in our acquisitions of $88.2 million that was offset by the sale of our former corporate jet for $3.0 million (See Note 2 to the consolidated financial statements for further details of our acquisitions).

Financing cash flows decreased $68.8 million from 2006 due to our $124.5 million equity offering completed in 2006 that did not recur in 2007, which was partially offset by our decrease in payments made on long-term obligations during 2007 as compared to 2006, as we used $52.0 million in offering proceeds to pay off our senior credit facility in 2006.

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily under the Medicare program; however, from time to time, we can and do obtain additional sources of liquidity through sales of our equity or by incurring additional debt. As of December 31, 2007, we had $56.2 million in cash and cash equivalent and $24.0 million in indebtedness related to our promissory notes and our outstanding capital leases. In addition, we had $250.0 million of liquidity available through the issuance of any combination of preferred and common stock, if needed, under our effective SEC shelf registration statement, and $100.0 million of liquidity available through our three-year Revolving Credit Agreement. As of December 31, 2007, we were in compliance with our debt covenants related to our Revolver, had no borrowings outstanding under our Revolver and we had $6.0 million in outstanding letters of credit, which were collateralized by our Revolver.

During 2007, we spent $28.6 million in capital expenditures, of which $12.2 million was routine, $4.5 million related to the purchase of a replacement for our corporate jet, which netted to a $1.5 million cash outflow after consideration was taken for the cash proceeds received from the sale of our former jet, $8.5 million related to the deployment of laptop computers to our clinical staff for our PoC system and $3.4 million was related to the completion of our corporate headquarters in Baton Rouge, Louisiana during 2007. As of December 31, 2007, we had completed our total cash outflow related to our corporate headquarters and had capitalized the entire amount.

Subsequent to December 31, 2007, we signed two definitive agreements for the acquisition of two home health service providers. The first definitive stock purchase agreement was signed on February 7, 2008, to acquire the holding company that operates Family Home Health Care, Inc. and Comprehensive Home Healthcare Services, Inc. (“HMA”), a privately-held provider of home health care services with 21 home health locations in Kentucky and three locations in Tennessee for a total purchase price of approximately $43.0 million, subject to working capital adjustments and other post-closing adjustments. The total purchase price is expected to be funded with $36.0 million in cash and a $7.0 million, two-year note payable. The second definitive stock purchase agreement was signed on February 18, 2008, to acquire all of the outstanding shares of TLC Health Care Services, Inc. (“TLC”), a privately-held provider of home nursing and hospice services with 92 home health and 11 hospice agencies located in 22 states and the District of Columbia. The total cash purchase price for the acquisition is $395.0 million, subject to purchase price adjustments, and the closing of the transaction is subject to customary closing conditions, including receipt of regulatory approvals. The total purchase price is expected to be financed with proceeds of $500.0 million from new financing and an amendment to our current $100.0 million Revolver that we had in place at December 31, 2007, which are both pursuant to a fully underwritten financing commitment. Upon closing of these transactions, we estimate that $385.0 million of our total $500.0 million in financing will be outstanding, thus leaving us approximately $115.0 million of liquidity available. In addition, we will still have $250.0 million of liquidity available under our effective SEC shelf registration statement.

Based on our operating forecasts, any other planned acquisition activity and our estimated impact of the finalized changes made to PPS by CMS, we believe we will have sufficient cash to fund our operations and capital requirements over the next twelve months with the funds available through our operations and through available liquidity of the resources mentioned above subsequent to our pending acquisitions noted above.

Despite these potential sources of liquidity, we are dependent upon a number of factors influencing our forecasts of earnings and operating cash flows. These factors include patient growth, attaining expected results from acquisitions including our integration efforts, our ability to manage our operations based upon certain staffing formulas and certain assumptions of our reimbursement by Medicare. Our reimbursement by Medicare is subject to a number of factors including, but not limited to, recommendations made by the Medicare Payment Advisory Commission (“MedPAC”) to the United States Congress (“Congress”), legislation changes made by Congress that directly impact the reimbursement rates paid by Medicare, or changes made by CMS. For instance, we experienced a delay in reimbursement in association with the recent changes made by CMS on August 22, 2007 to the Medicare Home Health PPS, which have been resolved. Any further changes to the Medicare reimbursement methodology could have an additional material impact on our future results of operations and our expected future cash flows if such change results in significant payment delays. We continue to monitor such regulatory and reimbursement changes proposed and made to the Medicare reimbursement methodology. Further, we have certain other contingencies and reserves, including litigation reserves, recorded as liabilities in our accompanying consolidated balance sheets that we may be required to liquidate in cash in the near future.

Contractual Obligations and Medicare Liabilities

Our future contractual obligations and Medicare liabilities at December 31, 2007 were as follows. These future obligations do not include obligations associated with the pending acquisitions noted above that are expected to close in 2008.

	Payments due by period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Amounts in thousands)
Promissory notes	$23,645	$10,892	$12,753	$—	$—
Interest on promissory notes	1,566	1,009	557	—	—
Capital leases	446	185	214	47	—
Operating leases	42,763	15,754	20,644	6,207	158
Medicare liabilities (see Note 13)	2,811	2,811	—	—	—

	$71,231	$30,651	$34,168	$6,254	$158

Prior to the implementation of PPS on October 1, 2000, we recorded Medicare revenue at the lower of actual costs that considered per visit cost limit or a per beneficiary cost limit on an individual provider basis. Under the previous Medicare cost-based reimbursement system, ultimate reimbursement under the Medicare program was determined upon final settlement of the annual cost reports. As of December 31, 2007, we estimate an aggregate payable to Medicare of $2.8 million for these cost reports for periods prior to October 1, 2000 that have not been settled, all of which is reflected as a current liability in our accompanying consolidated balance sheets.

Inflation

We believe that inflation has not significantly impacted our results of operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, collectibility of accounts receivable, reserves related to insurance and litigation, goodwill, intangible assets and contingencies. We base these estimates on our historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results experienced may vary materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations may be affected.

In addition, our operating results may not be comparable for 2007 as compared to 2006, primarily as a result of our acquisitions and start-up agencies. When we refer to base business, we mean home health and hospice agencies that we have operated for at least the last twelve months; when we refer to acquisitions, we mean home health and hospice agencies that we acquired within the last twelve months; and when we refer to start-ups, we mean any new location opened by us in the last twelve months. Once an agency location has been in operation for a twelve month period, the results for that particular agency are included as part of our base business from that date forward. When we refer to our internal growth rate, we mean our internal growth rate as calculated by the percentage increase in our total episodic-based admissions of our base and start-up agencies in the current period, as compared to admissions of our total episodic-based admissions from the prior period. When we refer to episodic-based admissions, we mean admissions of payors that reimburse on an episodic-basis, which include Medicare and other insurance carriers, including Medicare Advantage programs.

We believe the following critical accounting policies represent our most significant judgments and estimates used in the preparation of our consolidated financial statements.

Net Service Revenue

We earn net service revenue through our home health and hospice agencies by providing a variety of services primarily in the homes of our patients. This net service revenue is earned and billed either on an episode of care basis (60-day episode of care basis for home health services and 90-day episode of care basis for the first two hospice episodes of care and on a 60-day episode of care basis for any subsequent episodes) or on a per visit basis depending upon the reimbursement terms and conditions established with each payor for services provided. The remainder of our net service revenue for such periods was derived from Medicaid, private insurance carriers and private payors. We refer to home health revenue earned and billed on a 60-day episode of care as episodic-based revenue.

Home Health Revenue

We earn our net service revenue for home health services from Medicare and Medicaid and other insurance carriers, including Medicare Advantage programs, for patients who have chosen not to be Medicare beneficiaries. The revenue earned from these other insurance carriers can either be reimbursed on episodic-based rates or per visit rates depending upon the reimbursement terms and conditions established with such payors.

Medicare Revenue Recognition

We primarily earn our home health net service revenue from Medicare. Medicare reimburses us at reimbursement rates based on the severity of our patient’s condition, their service needs and other factors relating to the cost of providing services and supplies, bundled into 60-day episodes of home health care. An episode of home health care spans a 60-day period, starting with the first day a billable visit is furnished and ending 60 days later or upon discharge, if earlier. If a patient is still in treatment on the 60th day, a recertification occurs and a new episode begins on the 61st day, regardless of whether a billable visit is rendered on that day and ends 60 days later. The first day of a consecutive episode, therefore, is not necessarily the new episode’s first billable visit. A base episode payment is established by the Medicare program through federal legislation for all episodes of care, as follows:

Period	Base episode payment (1)
January 1, 2005 through December 31, 2006 (2)	$2,264
January 1, 2007 through December 31, 2007	2,339
January 1, 2008 (3)	2,337
January 1, 2008 through December 31, 2008 (3)	2,270

(1)	The actual episode payment rates, as presented in the table, vary depending on the home health resource groups (“HHRGs”) to which Medicare patients are assigned; the per episode payment is typically reduced or increased by such factors as our patients’ clinical, functional and services utilization characteristics.
(2)	In November 2006, Centers for Medicare and Medicaid Services (“CMS”) announced a 3.3% increase to Medicare home health rates (“market basket increase”) for episodes ending on or after January 1, 2007 and before January 1, 2008. Episodes that began prior to December 31, 2006 but did not conclude until subsequent to December 31, 2006 were reimbursed at the rate in effect for 2007. The rate change was also accompanied by a discontinuation of a temporary 5.0% add-on for rural home health agencies in 2007, except for those episodes that began before January 1, 2007. The market basket increase was also accompanied by a requirement that each home health agency submit required quality data using Outcome and Assessment Information Set (“OASIS”), which we are currently doing on a daily basis.
(3)	On August 22, 2007, CMS issued its final rule to redefine and update the Home Health Prospective Payment System (“PPS”) for calendar year 2008 (“final rule”). The final rule included changes in the base rate calculation, implementation of refinement to the payment system and imposed new quality of care data collection requirements, among other requirements. As a result of these changes, episodes that began prior to December 31, 2007 but conclude after January 1, 2008 are reimbursed at the rate of $2,337 and episodes that began on or after January 1, 2008 and conclude prior to December 31, 2008, will be reimbursed at the rate of $2,270.

Net service revenue is recorded under the Medicare reimbursement program (PPS) based on a 60-day episode reimbursement rate that is subject to adjustment based on certain variables including, but not limited, to: (a) an outlier payment if our patient’s care was unusually costly; (b) a low utilization adjustment (“LUPA”) if the number of visits was fewer than five; (c) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (d) a change-in-condition adjustment if the patient’s medical status changed significantly, resulting in the need for more or less care; (e) a payment adjustment based upon the level of therapy services required; (f) changes in the base episode payments established by the Medicare Program; (g) adjustments to the base episode payments for case mix, geographic wages and low utilization; and, (h) recoveries of overpayments. Adjustments to revenue result from differences between estimated and actual reimbursement amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk.

Net service revenue is recorded as services are rendered to patients over the 60-day episode period. At the end of each month, a portion of our revenue is estimated for episodes in progress based upon historical trends. For such episodes in progress, we submit a request for anticipated payment (“RAP”) to Medicare for a portion of the estimated PPS reimbursement from each submitted home health episode. As of December 31, 2007 and 2006, the difference between the funds received from Medicare for RAPs on episodes in progress and the associated estimated revenue was included as a reduction to our current outstanding patient accounts receivable in our consolidated balance sheets for such periods, since only a nominal amount represents cash collected in advance of providing services. We continuously compare the estimated reimbursement amounts recorded to the actual reimbursement received. Historically, any difference between estimated amounts recorded and actual amounts received has been immaterial. We believe, based on information available to us and based on our judgment, that changes to one or more of the factors that impact the accounting estimate, which are reasonably likely to occur from period to period, will not materially impact either our reported financial results, our liquidity or our future financial results.

Non-Medicare Based Revenue Recognition

We earn our net service revenue for home health services through episodic-based rates or through per visit rates from Medicaid and other insurance carriers, including Medicare Advantage programs, for patients who have chosen not to be Medicare beneficiaries.

Episodic-based Revenue. We recognize revenue in a similar manner as we recognize Medicare reimbursed revenue for episodic-based rates that are reimbursed by Medicaid and other insurance carriers, including Medicare Advantage programs.

Non-episodic Based Revenue. We receive non-episodic based revenue from other sources for home health services, which primarily consist of private insurance companies and private payors. We have entered into agreements with such third party payors that provide payments, generally on a per visit basis, for services rendered at amounts different from established rates. Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established rates or estimated reimbursement rates, as applicable. Allowances and contractual adjustments are recorded for the difference between our established rates and the amounts estimated to be payable by third parties and are deducted from gross revenue to determine net service revenue. Net service revenue is the estimated net amounts realizable from patients, third party payors and others for services rendered. We receive a minimal amount of our net service revenue from patients who are either self-insured or are obligated for an insurance co-payment.

Hospice Revenue

We determine how we will recognize net service revenue for hospice-related services based on the payor type.

Hospice Medicare Revenue Recognition

Hospice services are generally billed to Medicare on a weekly basis for patients who leave our care and on a monthly basis for ongoing care. Each hospice provider is subject to payment caps for inpatient services; the cap is based on inpatient days, which cannot exceed 20% of all Medicare hospice days.

Overall Medicare reimbursement is also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of each hospice cap period. On a monthly and quarterly basis, we estimate our potential cap exposure using information available for both inpatient day limits as well as per beneficiary cap amounts. The total cap amount for each provider is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory amount that is indexed for inflation. The per beneficiary cap amounts were $21,410 for the twelve-month period ended October 31, 2007 and $20,585 for the twelve month period ended October 31, 2006. Any amounts received in excess of the beneficiary cap must be refunded to Medicare within fifteen days.

We have settled all years through October 31, 2005 without exceeding any of the cap limits and we have received notification for all but one of our providers that we have not exceeded any of the cap limits for the year ended October 31, 2006. For the fiscal year ended October 31, 2007, we believe that we will not exceed any of the cap limits and will have no amounts due to the fiscal intermediary with the exception of one recently acquired provider that we have currently recorded $0.1 million as other accrued liabilities in our consolidated balance sheet as of December 31, 2007 for potential cap limit exposure.

We believe that changes to one or more of the factors that impact our accounting estimate for hospice revenue, which are reasonably likely to occur from period to period, will not materially impact our reported financial results, our liquidity or our future financial results. For instance, on April 20, 2007, CMS released a transmittal that provided for a correction of the hospice cap amount for fiscal years ended October 31, 2004 and 2003, thus the new cap amounts are $18,963 and $18,143 for fiscal 2004 and 2003, respectively, compared to the prior rates of $19,636 and $18,661 for fiscal 2004 and 2003, respectively. This change in the cap amounts did not have an impact on our reported financial results or our liquidity.

Hospice Non-Medicare Revenue Recognition

We have entered into agreements with third party payors, including Medicaid, which provide payments for services rendered at amounts different from our established rates for hospice services provided. We record gross revenue on an accrual basis based upon the date of service at amounts equal to our established rates or estimated reimbursement rates, as applicable. Allowances and contractual adjustments are recorded for the difference between our established rates and the amounts estimated to be payable by third parties and are deducted from gross revenue to determine our net service revenue. Net service revenue is the estimated net amount realizable from patients, third party payors, Medicaid and others for services rendered, including estimated retroactive adjustments under reimbursement agreements. We receive a minimal amount of our net service revenue from patients who are either self-insured or are obligated for an insurance co-payment.

Collectibility of Patient Accounts Receivable

We report patient accounts receivable net of estimated allowances for doubtful accounts and adjustments. Patient accounts receivable are uncollateralized and primarily consist of amounts due from third-party payors and patients. To provide for patient accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk for other concentrations of receivables is limited due to the significance of Medicare as our primary payor. We do not believe that there are any other significant concentrations of receivables from any particular payor that would subject us to any significant credit risk in the collection of our patient accounts receivable.

Our process for estimating the allowance for doubtful accounts is based upon our assessment of historical and expected net collections, business and economic conditions, and trends in reimbursement. The collection process begins with a concerted effort to ensure that the billings are accurate through the utilization of a scrubber for our Medicare claims and through electronic billing with other payors. As our claims pass through our collections process, we continually monitor the aging of our outstanding claims. As aged claims are identified, we research each individual outstanding claim to increase our likelihood of successful collections, which can include, but is not limited to, resubmission of the claim to the payor, contacting the payor directly to clarify any issues or to provide additional requested information to allow for the claim to be processed. If these efforts prove to be unsuccessful and we have exhausted all of our collection efforts, we will write off our aged, outstanding patient accounts receivable.

During 2007, our patient accounts receivable, net of allowance for doubtful accounts increased from $74.9 million at December 31, 2006 to $96.3 million at December 31, 2007 with days revenue outstanding decreasing from 52.9 days in 2006 to 51.3 in 2007. The $21.4 million increase in outstanding patient accounts receivable consisted of a $16.7 million increase in our home health outstanding patient accounts receivable and a $4.7 million increase in our hospice outstanding patient accounts receivable. The increases in both home health and hospice were primarily the result of increases in revenue year-over-year as a result of our internal growth, start-up and acquisition activity. Despite our overall increase in outstanding patient accounts receivable, we were able to improve our days revenue outstanding by 1.6 days from 2006 to 2007. The overall improvement in our days revenue outstanding was the result of an increase in our net service revenue and an increase in our contractual adjustments from the three-month-period ended December 31, 2006 to the same period in 2007, which was offset by fewer write offs, an increase in outstanding patient accounts receivable and an overall increase in unbilled claims for recently acquired agencies due to regulatory issues (primarily change in ownership provisions) from 2006 to 2007.

The following schedule details our patient accounts receivable by payor class, aged based upon initial date of service (amounts in thousands, except days revenue outstanding):

	Current	31-60	61-90	91-120	Over 120	Total
At December 31, 2007 (1) (2):
Medicare	$7,370	$28,923	$20,313	$8,252	$10,022	$74,880
Medicaid	639	860	484	518	3,664	6,165
Private	4,511	5,285	4,042	4,000	10,394	28,232

Total	$12,520	$35,068	$24,839	$12,770	$24,080	$109,277

Allowance for doubtful accounts						(12,968)

Patient accounts receivable, net						$96,309

Days revenue outstanding (3)						51.3

	Current	31-60	61-90	91-120	Over 120	Total
At December 31, 2006 (1):
Medicare	$4,155	$21,941	$15,708	$6,678	$13,377	$61,859
Medicaid	1,433	1,588	797	516	2,377	6,711
Private	1,884	2,451	2,280	1,513	8,101	16,229

Total	$7,472	$25,980	$18,785	$8,707	$23,855	$84,799

Allowance for doubtful accounts						(9,870)

Patient accounts receivable, net						$74,929

Days revenue outstanding (3)						52.9

(1)	Patient accounts receivable as of December 31, 2007 and 2006 included final unbilled amounts of $26.3 million and $24.9 million, respectively, that had been aged based upon initial service date.
(2)	As of December 31, 2007, our aged payor classes were affected by increased collections during 2007 and the transitioning of Medicare patients to other insurance carriers, including Medicare Advantage programs, which are included in the Private payor class above.
(3)	Due to our significant acquisitions and our internal growth, our calculation of days revenue outstanding is derived by dividing our ending gross patient accounts receivable, net of contractual allowances, at December 31, 2007 and 2006 by our average daily net patient revenue for the three-month periods ended December 31, 2007 and 2006, respectively.

Medicare

We derived approximately 89% of our net service revenue from Medicare in 2007. Our pre-billing process includes an electronic Medicare claim review referred to as a scrubber to improve the quality of filed claims data in an effort to reduce our volume of collection effort on these accounts. A portion of our estimated PPS reimbursement from each submitted home health episode is received in the form of a RAP. We submit a RAP for 60% of our estimated reimbursement for the initial episode at the start of care. The full amount of the episode is billed after the episode has been completed (“final billed”). The RAP received for that particular episode is then deducted from our final payment. If a final bill is not submitted within the greater of 120 days from the start of the episode, or 60 days from the date the RAP was paid, any RAPs received for that episode will be recouped by Medicare from any other claims in process for that particular provider number. The RAP and final claim must then be re-submitted. For any subsequent episodes of care contiguous with the first episode for a particular patient (“recertification”), we submit a RAP for 50% instead of 60% of the estimated reimbursement. For payment differences between the estimated reimbursement and the amount final billed, we estimate the impact of such payment adjustments based on our historical experience and record this estimate during the period services are rendered as a contractual adjustment to revenue. As such, we believe the amount reflected in our patient accounts receivable accurately represents the amount we will be reimbursed by Medicare.

Non-Medicare

We derived approximately 11% of our net service revenue from non-Medicare accounts in 2007. Non-Medicare accounts are billed based upon payor requirements and include multiple third party payors. We routinely perform pre-billing reviews to improve the quality of our filed claims and utilize automated systems to assist in improving the quality of our electronically submitted claims. To provide for our patient accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying amount of the receivables to their estimated net realizable value. Our review and evaluation of non-Medicare accounts includes a detailed review of outstanding balances and special consideration to concentrations of receivables from particular payors or groups of payors with similar characteristics that would subject us to any significant credit risk. Where such groups have been identified, we have given special consideration to both the billing methodology and evaluation of the ultimate collectibility of the accounts. In addition, the amount of the provision for doubtful accounts is based upon our assessment of historical and expected net collections, business and economic conditions, trends in reimbursement and an evaluation of collectibility based upon the date that the service was provided. Doubtful accounts are written off when we have determined the account will not be collected. Based upon our best judgment, we believe the provision for doubtful accounts adequately provides for accounts that will not be collected.

Insurance

We are obligated for certain costs associated with certain of our insurance programs, including employee health, workers’ compensation and professional liability. While we maintain various insurance programs to cover these risks, we are self-insured for a substantial portion of our potential claims, as described in the table below. We recognize our obligations associated with these costs in the period in which a claim is incurred, including with respect to both reported claims and claims incurred but not reported, up to specified deductible limits. These costs have generally been estimated based on historical data of our claims experience and our review of the reasonableness of an analysis completed by an independent actuary. Such estimates, and the resulting reserves, are reviewed and updated by us on a quarterly basis.

The following table presents details of our insurance programs, including amounts accrued for the periods indicated (amounts in thousands, except insurance coverage amounts) in accrued expenses in our accompanying consolidated balance sheets:

		December 31,
Type of Insurance	Coverage	2007	2006
Health insurance	Claims in excess of $200,000	$3,064	$2,512
Workers’ Compensation	Claims in excess of $250,000	9,688	8,694
Professional Liability	Claims in excess of $100,000	1,499	1,138

We also maintain directors’ and officers’ liability insurance with aggregate annual policy limits of $30.0 million

While we believe that our present insurance coverage and reserves are sufficient to cover currently estimated exposures, there can be no assurance that we will not incur liabilities in excess of recorded reserves or in excess of our insurance limits.

Goodwill and Other Intangible Assets

We perform impairment tests of goodwill and indefinite lived assets as required by FASB Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The impairment analysis requires numerous subjective assumptions and estimates to determine fair value of the respective reporting units as required by SFAS 142. We completed our annual impairment review as of October 31, 2007 with the assistance of an independent national valuation firm and determined that no impairment charge was required for our recorded goodwill. Depending on changes in Medicare reimbursement, admissions volume and other factors, we may be required to recognize impairment charges in the future. As of December 31, 2007, there were no indicators noted that would require us to re-evaluate our annual impairment test, which was completed as of October 31, 2007.

Income Taxes

We use the asset and liability approach for measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Our deferred tax calculation requires us to make certain estimates about future operations. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date. As of December 31, 2007 and 2006, our net deferred tax liabilities were $25.3 million and $22.4 million, respectively, representing an increase of $2.9 million. The increase was primarily related to an increase of $2.8 million to the deferred tax liability related to property and equipment as a result of accelerated depreciation pursuant to the Gulf Opportunity Zone Act of 2005 and $4.2 million in additional amortization of tax basis goodwill.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure requirements about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of determining the effect, if any, of adopting SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to SFAS 115 (“SFAS 159”). SFAS 159 allows the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. SFAS 159 is effective for fiscal years that begin after November 15, 2007. We are in the process of determining the effect, if any, of adopting SFAS 159 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R changes the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. For instance, acquisition-related costs, with the exception of debt or equity issuance costs, are to be recorded in the period that the costs are incurred and the services are received. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1,

2009. We expect SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. We are exposed to market risk from fluctuations in interest rates. The interest rate on any borrowings under our Revolving Credit Facility (“Revolver”) can fluctuate based on both the interest rate option (i.e., base rate or LIBOR plus applicable margins) and the interest period. As of December 31, 2007, we had no outstanding debt subject to interest rate fluctuations, as we had no borrowings outstanding under our Revolver.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are listed under Part IV, Item 15 of this Annual Report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, disclosed and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to our management and Board of Directors to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2007, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”).

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007, the end of the period covered by this Annual Report.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

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

Changes in Internal Controls

There have been no changes in our internal control procedures over financial reporting that have occurred during the quarter ended December 31, 2007, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm—Internal Control over Financial Reporting

The Board of Directors and Stockholders

Amedisys, Inc.:

We have audited Amedisys, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Amedisys, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Amedisys, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Amedisys, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated income statements, statements of stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 27, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baton Rouge, Louisiana

February 27, 2008

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to Amedisys Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2007.

Code of Conduct and Ethics

We have adopted a code of ethics that applies to all of our employees, including our Chief Executive Officer (principal executive officer), President and Chief Operating Officer and Chief Financial Officer (principal financial officer). This code of ethics, which is entitled Code of Ethical Business Conduct, is posted at our internet website, http://www.amedisys.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our internet website, at the address, and location previously specified.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Amedisys Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to Amedisys Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Amedisys Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2007.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to Amedisys Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2007.

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

		Report of independent registered public accounting firm	F-1
		Consolidated balance sheets at December 31, 2007 and 2006	F-2
For each of the years in the three-year period ended December 31, 2007:
		Consolidated income statements	F-3
		Consolidated statements of stockholders’ equity and comprehensive income	F-4
		Consolidated statements of cash flows	F-5
		Notes to consolidated financial statements	F-6

	2.	Financial Statement Schedules

There are no financial statement schedules included in this report.

	3.	Exhibits

The Exhibits are listed in the Index of Exhibits Required by Item 601 of Regulation S-K included herewith, which is incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Date: February 27, 2008

AMEDISYS, INC.

By:	/s/ WILLIAM F. BORNE
William F. Borne,
Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ WILLIAM F. BORNE William F. Borne	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 27, 2008

/s/ DALE E. REDMAN Dale E. Redman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2008

/s/ JAKE L. NETTERVILLE Jake L. Netterville	Director	February 27, 2008

/s/ DAVID R. PITTS David R. Pitts	Director	February 27, 2008

/s/ PETER F. RICCHIUTI Peter F. Ricchiuti	Director	February 27, 2008

/s/ RONALD A. LABORDE Ronald A. Laborde	Director	February 27, 2008

/s/ DONALD WASHBURN Donald Washburn	Director	February 27, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Amedisys, Inc.:

We have audited the accompanying consolidated balance sheets of Amedisys, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated income statements, statements of stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amedisys, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 10 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Amedisys Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting,

/s/ KPMG LLP

Baton Rouge, Louisiana

February 27, 2008

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	As of December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$56,190	$84,221
Restricted cash	—	4,797
Patient accounts receivable, net	96,309	74,929
Prepaid expenses	6,023	4,133
Other current assets	5,991	11,125

Total current assets	164,513	179,205

Property and equipment, net	68,313	52,960
Goodwill	332,534	213,032
Intangible assets, net	14,301	12,733
Other assets, net	7,450	5,826

Total assets	$587,111	$463,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,438	$14,339
Accrued expenses	66,667	46,587
Obligations due Medicare	2,811	6,139
Current portion of long-term obligations	11,049	3,223
Current portion of deferred income taxes	6,771	11,630

Total current liabilities	101,736	81,918
Long-term obligations, less current portion	12,991	2,114
Deferred income taxes	18,495	10,781
Other long-term obligations	6,069	4,936

Total liabilities	139,291	99,749

Minority interests	849	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 and 30,000,000 shares authorized at December 31, 2007 and 2006, respectively; 26,473,762 and 25,902,210 shares issued at December 31, 2007 and 2006, respectively; and 26,368,644 and 25,798,723 shares outstanding at December 31, 2007 and 2006, respectively	26	26
Additional paid-in capital	297,802	279,553
Treasury stock at cost, 105,118 and 103,487 shares of common stock held at December 31, 2007 and 2006, respectively	(437)	(379)
Accumulated other comprehensive income	10	—
Retained earnings	149,570	84,807

Total stockholders’ equity	446,971	364,007

Total liabilities and stockholders’ equity	$587,111	$463,756

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2007	2006	2005
Net service revenue	$697,934	$541,148	$381,558
Cost of service, excluding depreciation and amortization	308,734	235,458	163,032
General and administrative expenses:
Salaries and benefits	171,246	133,315	93,116
Non-cash compensation	3,188	2,560	369
Other	104,455	94,053	67,966
Depreciation and amortization	13,749	10,106	6,973

Operating expenses	601,372	475,492	331,456

Operating income	96,562	65,656	50,102
Other income (expense):
Interest income	3,985	1,197	1,464
Interest expense	(835)	(4,907)	(2,932)
Equity in earnings of unconsolidated joint ventures	122	—	—
Gain on release of Alliance’s net liabilities (see Note 11)	4,212	—	—
Miscellaneous, net	(628)	(49)	106

Total other income (expense)	6,856	(3,759)	(1,362)

Income before income taxes and minority interests	103,418	61,897	48,740
Income tax expense	(38,298)	(23,642)	(18,638)
Minority interests	(7)	—	—

Net income	$65,113	$38,255	$30,102

Net income per common share:
Basic	$2.52	$1.75	$1.45

Diluted	$2.48	$1.72	$1.41

Weighted average shares outstanding:
Basic	25,842	21,809	20,808

Diluted	26,275	22,289	21,293

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in thousands, except common stock shares)

	Common Stock		Additional Paid- in Capital	Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2004	15,310,547	$15	$132,032	$(25)	$—	$—	$16,451	$148,473
Net income	—	—	—	—	—	—	30,102	30,102
Issuance of stock for employee stock purchase plan	53,022	—	1,472	—	—	—	—	1,472
Issuance of stock in connection with 401(k) plan	100,135	1	3,370	—	—	—	—	3,371
Exercise of stock options	331,928	—	4,026	—	—	—	—	4,026
Issuance of stock options	384	—	13	—	—	—	—	13
Tax benefit from stock option exercises	—	—	3,308	—	—	—	—	3,308
Other offering costs	—	—	(21)	—	—	—	(1)	(22)
Issuance of options in conjunction with acquisitions	50,744	—	1,500	—	—	—	—	1,500
Issuance of non-vested stock	30,764	—	984	—	—	—	—	984
Unearned compensation	—	—	—	—	(628)	—	—	(628)

Balance, December 31, 2005	15,877,524	16	146,684	(25)	(628)	—	46,552	192,599
Net income	—	—	—	—	—	—	38,255	38,255
Issuance of stock for employee stock purchase plan	64,623	—	1,988	—	—	—	—	1,988
Issuance of stock in connection with 401(k) plan	181,594	—	6,955	—	—	—	—	6,955
Exercise of stock options	160,026	—	2,812	—	—	—	—	2,812
Issuance of non-vested stock	60,500	—	—	—	—	—	—	—
Stock option compensation	—	—	1,248	—	—	—	—	1,248
ESPP compensation expense	—	—	499	—	—	—	—	499
Tax benefit from stock option exercises	—	—	1,238	—	—	—	—	1,238
Reclassification of unearned compensation to additional paid-in capital	—	—	(628)	—	628	—	—	—
Non-vested stock compensation	—	—	813	—	—	—	—	813
Surrendered shares	—	—	—	(27)	—	—	—	(27)
Release of shares from escrow	—	—	—	(327)	—	—	—	(327)
Issuance of stock in connection with public offering, net	3,000,000	3	117,951	—	—	—	—	117,954
Four-for-three stock split	6,454,456	7	(7)	—	—	—	—	—

Balance, December 31, 2006	25,798,723	26	279,553	(379)	—	—	84,807	364,007
Net income	—	—	—	—	—	—	65,113	65,113
Other comprehensive income:
Unrealized gain on deferred compensation plan assets	—	—	—	—	—	10	—	10

Comprehensive income	—	—	—	—	—	—	—	65,123
Adjustment for cumulative effect of change in accounting principle-FIN 48 (see Note 9)	—	—	—	—	—	—	(350)	(350)
Issuance of stock for employee stock purchase plan	84,089	—	2,487	—	—	—	—	2,487
Issuance of stock in connection with 401(k) plan	186,446	—	6,605	—	—	—	—	6,605
Exercise of stock options	246,101	—	3,840	—	—	—	—	3,840
Issuance of non-vested stock	53,285	—	—	—	—	—	—	—
Stock option compensation	—	—	711	—	—	—	—	711
ESPP compensation expense	—	—	472	—	—	—	—	472
Tax benefit from stock option exercises	—	—	2,129	—	—	—	—	2,129
Non-vested stock compensation	—	—	1,087	—	—	—	—	1,087
Non-vested stock unit and performance-based award comp.	—	—	918	—	—	—	—	918
Surrendered shares	—	—	—	(58)	—	—	—	(58)

Balance, December 31, 2007	26,368,644	$26	$297,802	$(437)	$—	$10	$149,570	$446,971

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$65,113	$38,255	$30,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,749	10,106	6,973
Provision for doubtful accounts	11,975	11,390	5,093
Non-cash compensation expense	3,188	2,560	369
401(k) employer match expense	6,605	6,955	3,371
Loss on disposal of property and equipment	339	596	15
Deferred income taxes	2,529	16,499	7,425
Write-off of deferred debt issuance costs	—	1,297	—
Minority interests	7	—	—
Equity in earnings of unconsolidated joint ventures	(122)	—	—
Gain on release of Alliance’s net liabilities (see Note 11)	(4,212)	—	—
Amortization of deferred debt issuance costs	25	452	818
Tax benefit from stock option exercises	—	—	3,308
Impairment of intangible assets	—	125	—
Release of shares from escrow	—	(327)	—
Write-off of medical supplies	—	—	1,063
Changes in assets and liabilities, net of impact of acquisitions
(Increase) in patient accounts receivable	(32,013)	(18,564)	(34,616)
Decrease (increase) in other current assets	2,766	(7,803)	(2,012)
Decrease (increase) in other assets	1,484	692	(2,710)
(Decrease) increase in accounts payable	(1,089)	(16,531)	20,135
Increase (decrease) in accrued expenses	22,664	(270)	4,232
Increase in other long-term obligations	293	892	3,217
(Decrease) in obligations due Medicare	(216)	(3,244)	(3,243)

Net cash provided by operating activities	93,085	43,080	43,540

Cash Flows from Investing Activities:
Proceeds from sales and maturities of short-term investments	—	—	32,000
Sale of short-term investments	89,000	—	—
Proceeds from the sale of property and equipment	3,140	85	209
Deposits into restricted cash	—	(4,797)	—
Withdrawals from restricted cash	4,797	—	—
Purchase of deferred compensation plan assets	(2,028)	—	—
Sale of deferred compensation plan assets	697
Purchases of property and equipment	(28,633)	(29,271)	(20,393)
Acquisitions of businesses, net of cash acquired	(102,297)	(14,077)	(144,517)
Purchases of short-term investments	(89,000)	—	—

Net cash (used in) investing activities	(124,324)	(48,060)	(132,701)

Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options	3,840	2,812	4,026
Proceeds from issuance of stock to employee stock purchase plan	2,487	1,988	1,472
Tax benefit from stock option exercises	2,129	1,238	—
Payment of deferred financing fees	(473)	—	—
Proceeds from equity offering	—	124,500	—
Issuance cost related to equity offering	—	(6,546)	—
Proceeds from short-term revolving line of credit	—	10,000	20,000
Principal payments of short-term revolving line of credit	—	(10,000)	(20,000)
Proceeds from issuance of long-term obligations, net of issuance cost	—	—	48,251
Principal payments of long-term obligations	(4,775)	(52,022)	(5,016)
Other (decreases)	—	—	(20)

Net cash provided by financing activities	3,208	71,970	48,713

Net (decrease) increase in cash and cash equivalents	(28,031)	66,990	(40,448)
Cash and cash equivalents at beginning of period	84,221	17,231	57,679

Cash and cash equivalents at end of period	$56,190	$84,221	$17,231

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$507	$3,990	$1,687

Cash paid for 2005 payroll taxes under Hurricane Relief Act extended deadlines	$—	$18,773	$—

Cash paid for income taxes, net of refunds received	$26,105	$10,027	$7,101

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
Notes payable issued for acquisitions	$18,195	$3,770	$4,100

Notes payable issued for software licenses	$5,501	$—	$—

Stock issued for acquisitions	$—	$—	$1,500

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We, a Delaware corporation, are a multi-state provider of home health and hospice services with approximately 89% in 2007 and 93% for both 2006 and 2005 of our net service revenue derived from Medicare.

As of December 31, 2007, we were located in 30 states within the United States with the following number of agencies. The agencies that were closed in 2007 were consolidated with operations servicing the same areas.

	Owned and Operated Agencies		Managed Agencies
	Home health	Hospice	Home health	Hospice
At December 31, 2006	261	14	—	—
Acquisitions	38	11	4	2
Start-ups	32	4	—	—
Closed	(6)	—	—	—

At December 31, 2007	325	29	4	2

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly our financial position at December 31, 2007 and 2006, our results of operations for 2007, 2006 and 2005 and our cash flows for 2007, 2006 and 2005.

Our accounting and reporting policies conform with U.S. generally accepted accounting principles (“GAAP”). In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, certain reclassifications have been made to the prior periods’ financial statements in order to conform to the current period’s presentation. Finally, as a result of our rapid growth, partially through acquisitions, operating results may not be comparable for the periods that are presented.

These consolidated financial statements include the accounts of Amedisys, Inc. and our wholly owned subsidiaries. We also consolidate subsidiaries and/or joint ventures where the entity is a variable interest entity and we are the primary beneficiary, as defined in the Financial Accounting Standards Board (“FASB”) Interpretation Number 46R, Consolidation of Variable Interest Entities (“FIN 46R”). For subsidiaries or joint ventures where we have determined that we do not have a controlling interest or that we are not the primary beneficiary as defined by FIN 46R, we record such entities as investments under the equity method of accounting. Third party equity interests in our consolidated joint ventures are reflected as minority interests in our consolidated financial statements.

All significant intercompany accounts and transactions have been eliminated in our accompanying consolidated financial statements, and business combinations accounted for as purchases, have been included in our consolidated financial statements from their respective dates of acquisition.

Net Service Revenue

We earn net service revenue through our home health and hospice agencies by providing a variety of services primarily in the homes of our patients. This net service revenue is earned and billed either on an episode of care basis (60-day episode of care basis for home health services and 90-day episode of care basis for the first

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

two hospice episodes of care and on a 60-day episode of care basis for any subsequent episodes) or on a per visit basis depending upon the reimbursement terms and conditions established with each payor for services provided. The remainder of our net service revenue for such periods was derived from Medicaid, private insurance carriers and private payors. We refer to home health revenue earned and billed on a 60-day episode of care as episodic-based revenue.

Home Health Revenue

We earn our net service revenue for home health services from Medicare and Medicaid and other insurance carriers, including Medicare Advantage programs, for patients who have chosen not to be Medicare beneficiaries. The revenue earned from these other insurance carriers can either be reimbursed on episodic-based rates or per visit rates depending upon the reimbursement terms and conditions established with such payors.

Medicare Revenue Recognition

We primarily earn our home health net service revenue from Medicare. Medicare reimburses us at reimbursement rates based on the severity of our patient’s condition, their service needs and other factors relating to the cost of providing services and supplies, bundled into 60-day episodes of home health care. An episode of home health care spans a 60-day period, starting with the first day a billable visit is furnished and ending 60 days later or upon discharge, if earlier. If a patient is still in treatment on the 60th day, a recertification occurs and a new episode begins on the 61st day, regardless of whether a billable visit is rendered on that day and ends 60 days later. The first day of a consecutive episode, therefore, is not necessarily the new episode’s first billable visit. A base episode payment is established by the Medicare program through federal legislation for all episodes of care, as follows:

Period	Base episode payment (1)
January 1, 2005 through December 31, 2006 (2)	$2,264
January 1, 2007 through December 31, 2007	2,339
January 1, 2008 (3)	2,337
January 1, 2008 through December 31, 2008 (3)	2,270

(1)	The actual episode payment rates, as presented in the table, vary depending on the home health resource groups (“HHRGs”) to which Medicare patients are assigned; the per episode payment is typically reduced or increased by such factors as our patients’ clinical, functional and services utilization characteristics.
(2)	In November 2006, Centers for Medicare and Medicaid Services (“CMS”) announced a 3.3% increase to Medicare home health rates (“market basket increase”) for episodes ending on or after January 1, 2007 and before January 1, 2008. Episodes that began prior to December 31, 2006 but did not conclude until subsequent to December 31, 2006 were reimbursed at the rate in effect for 2007. The rate change was also accompanied by a discontinuation of a temporary 5.0% add-on for rural home health agencies in 2007, except for those episodes that began before January 1, 2007. The market basket increase was also accompanied by a requirement that each home health agency submit required quality data using Outcome and Assessment Information Set (“OASIS”), which we are currently doing on a daily basis.
(3)	On August 22, 2007, CMS issued its final rule to redefine and update the Home Health Prospective Payment System (“PPS”) for calendar year 2008 (“final rule”). The final rule included changes in the base rate calculation, implementation of refinement to the payment system and imposed new quality of care data collection requirements, among other requirements. As a result of these changes, episodes that began prior to December 31, 2007 but conclude after January 1, 2008 are reimbursed at the rate of $2,337 and episodes that began on or after January 1, 2008 and conclude prior to December 31, 2008, will be reimbursed at the rate of $2,270.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Net service revenue is recorded under the Medicare reimbursement program (PPS) based on a 60-day episode reimbursement rate that is subject to adjustment based on certain variables including, but not limited, to: (a) an outlier payment if our patient’s care was unusually costly; (b) a low utilization adjustment (“LUPA”) if the number of visits was fewer than five; (c) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (d) a change-in-condition adjustment if the patient’s medical status changed significantly, resulting in the need for more or less care; (e) a payment adjustment based upon the level of therapy services required; (f) changes in the base episode payments established by the Medicare Program; (g) adjustments to the base episode payments for case mix, geographic wages and low utilization; and, (h) recoveries of overpayments. Adjustments to revenue result from differences between estimated and actual reimbursement amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk.

Net service revenue is recorded as services are rendered to patients over the 60-day episode period. At the end of each month, a portion of our revenue is estimated for episodes in progress based upon historical trends. For such episodes in progress, we submit a request for anticipated payment (“RAP”) to Medicare for a portion of the estimated PPS reimbursement from each submitted home health episode. As of December 31, 2007 and 2006, the difference between the funds received from Medicare for RAPs on episodes in progress and the associated estimated revenue was included as a reduction to our current outstanding patient accounts receivable in our consolidated balance sheets for such periods, since only a nominal amount represents cash collected in advance of providing services. We continuously compare the estimated reimbursement amounts recorded to the actual reimbursement received. Historically, any difference between estimated amounts recorded and actual amounts received has been immaterial. We believe, based on information available to us and based on our judgment, that changes to one or more of the factors that impact the accounting estimate, which are reasonably likely to occur from period to period, will not materially impact either our reported financial results, our liquidity or our future financial results.

Non-Medicare Based Revenue Recognition

We earn our net service revenue for home health services through episodic-based rates or through per visit rates from Medicaid and other insurance carriers, including Medicare Advantage programs, for patients who have chosen not to be Medicare beneficiaries.

Episodic-based Revenue. We recognize revenue in a similar manner as we recognize Medicare reimbursed revenue for episodic-based rates that are reimbursed by Medicaid and other insurance carriers, including Medicare Advantage programs.

Non-episodic Based Revenue. We receive non-episodic based revenue from other sources for home health services, which primarily consist of private insurance companies and private payors. We have entered into agreements with such third party payors that provide payments, generally on a per visit basis, for services rendered at amounts different from established rates. Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established rates or estimated reimbursement rates, as applicable. Allowances and contractual adjustments are recorded for the difference between our established rates and the amounts estimated to be payable by third parties and are deducted from gross revenue to determine net service revenue. Net service revenue is the estimated net amounts realizable from patients, third party payors and others for services rendered. We receive a minimal amount of our net service revenue from patients who are either self-insured or are obligated for an insurance co-payment.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Hospice Revenue

We determine how we will recognize net service revenue for hospice-related services based on the payor type.

Hospice Medicare Revenue Recognition

Hospice services are generally billed to Medicare on a weekly basis for patients who leave our care and on a monthly basis for ongoing care. Each hospice provider is subject to payment caps for inpatient services; the cap is based on inpatient days, which cannot exceed 20% of all Medicare hospice days.

Overall Medicare reimbursement is also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of each hospice cap period. On a monthly and quarterly basis, we estimate our potential cap exposure using information available for both inpatient day limits as well as per beneficiary cap amounts. The total cap amount for each provider is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory amount that is indexed for inflation. The per beneficiary cap amounts were $21,410 for the twelve-month period ended October 31, 2007 and $20,585 for the twelve month period ended October 31, 2006. Any amounts received in excess of the beneficiary cap must be refunded to Medicare within fifteen days.

We have settled all years through October 31, 2005 without exceeding any of the cap limits and we have received notification for all but one of our providers that we have not exceeded any of the cap limits for the year ended October 31, 2006. For the fiscal year ended October 31, 2007, we believe that we will not exceed any of the cap limits and will have no amounts due to the fiscal intermediary with the exception of one recently acquired provider that we have currently recorded $0.1 million as other accrued liabilities in our consolidated balance sheet as of December 31, 2007 for potential cap limit exposure.

We believe that changes to one or more of the factors that impact our accounting estimate for hospice revenue, which are reasonably likely to occur from period to period, will not materially impact our reported financial results, our liquidity or our future financial results. For instance, on April 20, 2007, CMS released a transmittal that provided for a correction of the hospice cap amount for fiscal years ended October 31, 2004 and 2003, thus the new cap amounts are $18,963 and $18,143 for fiscal 2004 and 2003, respectively, compared to the prior rates of $19,636 and $18,661 for fiscal 2004 and 2003, respectively. This change in the cap amounts did not have an impact on our reported financial results or our liquidity.

Hospice Non-Medicare Revenue Recognition

We have entered into agreements with third party payors, including Medicaid, which provide payments for services rendered at amounts different from our established rates for hospice services provided. We record gross revenue on an accrual basis based upon the date of service at amounts equal to our established rates or estimated reimbursement rates, as applicable. Allowances and contractual adjustments are recorded for the difference between our established rates and the amounts estimated to be payable by third parties and are deducted from gross revenue to determine our net service revenue. Net service revenue is the estimated net amount realizable from patients, third party payors, Medicaid and others for services rendered, including estimated retroactive adjustments under reimbursement agreements. We receive a minimal amount of our net service revenue from patients who are either self-insured or are obligated for an insurance co-payment.

Cash and Cash Equivalents

Cash equivalents include certificates of deposit and all highly liquid debt instruments with maturities of three months or less when purchased.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Restricted Cash

During 2006, we maintained a deposit as a compensating balance, restricted as to use, equal to 102% of the outstanding face amount of our letters of credit. At December 31, 2006, the $4.8 million deposit was included in restricted cash on our consolidated balance sheet.

Collectibility of Patient Accounts Receivable

We report patient accounts receivable net of estimated allowances for doubtful accounts and adjustments. Patient accounts receivable are uncollateralized and primarily consist of amounts due from third-party payors and patients. To provide for patient accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk for other concentrations of receivables is limited due to the significance of Medicare as our primary payor. We do not believe that there are any other significant concentrations of receivables from any particular payor that would subject us to any significant credit risk in the collection of our patient accounts receivable.

Our process for estimating the allowance for doubtful accounts is based upon our assessment of historical and expected net collections, business and economic conditions, and trends in reimbursement. The collection process begins with a concerted effort to ensure that the billings are accurate through the utilization of a scrubber for our Medicare claims and through electronic billing with other payors. As our claims pass through our collections process, we continually monitor the aging of our outstanding claims. As aged claims are identified, we research each individual outstanding claim to increase our likelihood of successful collections, which can include, but is not limited to, resubmission of the claim to the payor, contacting the payor directly to clarify any issues or to provide additional requested information to allow for the claim to be processed. If these efforts prove to be unsuccessful and we have exhausted all of our collection efforts, we will write off our aged, outstanding patient accounts receivable.

Medicare

We derived approximately 89% of our net service revenue from Medicare in 2007. Our pre-billing process includes an electronic Medicare claim review referred to as a scrubber to improve the quality of filed claims data in an effort to reduce our volume of collection effort on these accounts. A portion of our estimated PPS reimbursement from each submitted home health episode is received in the form of a RAP. We submit a RAP for 60% of our estimated reimbursement for the initial episode at the start of care. The full amount of the episode is billed after the episode has been completed (“final billed”). The RAP received for that particular episode is then deducted from our final payment. If a final bill is not submitted within the greater of 120 days from the start of the episode, or 60 days from the date the RAP was paid, any RAPs received for that episode will be recouped by Medicare from any other claims in process for that particular provider number. The RAP and final claim must then be re-submitted. For any subsequent episodes of care contiguous with the first episode for a particular patient (“recertification”), we submit a RAP for 50% instead of 60% of the estimated reimbursement. For payment differences between the estimated reimbursement and the amount final billed, we estimate the impact of such payment adjustments based on our historical experience and record this estimate during the period services are rendered as a contractual adjustment to revenue. As such, we believe the amount reflected in our patient accounts receivable accurately represents the amount we will be reimbursed by Medicare.

Non-Medicare

We derived approximately 11% of our net service revenue from non-Medicare accounts in 2007. Non-Medicare accounts are billed based upon payor requirements and include multiple third party payors. We

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

routinely perform pre-billing reviews to improve the quality of our filed claims and utilize automated systems to assist in improving the quality of our electronically submitted claims. To provide for our patient accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying amount of the receivables to their estimated net realizable value. Our review and evaluation of non-Medicare accounts includes a detailed review of outstanding balances and special consideration to concentrations of receivables from particular payors or groups of payors with similar characteristics that would subject us to any significant credit risk. Where such groups have been identified, we have given special consideration to both the billing methodology and evaluation of the ultimate collectibility of the accounts. In addition, the amount of the provision for doubtful accounts is based upon our assessment of historical and expected net collections, business and economic conditions, trends in reimbursement and an evaluation of collectibility based upon the date that the service was provided. Doubtful accounts are written off when we have determined the account will not be collected. Based upon our best judgment, we believe the provision for doubtful accounts adequately provides for accounts that will not be collected.

Property and Equipment

Property and equipment is stated at cost and we depreciate it on a straight-line basis over the estimated useful lives of the assets. Additions and improvements (including interest costs for construction of qualifying long-lived assets) are capitalized. Maintenance and repair expenses are charged to expense as incurred. The cost of property and equipment sold or otherwise disposed of and the related accumulated depreciation are eliminated from the property and related accumulated depreciation accounts, and any gain or loss is credited or charged to other income (expense).

We generally provide for depreciation over the following estimated useful service lives:

Years
Building	39
Leasehold improvements	Lesser of life of lease or expected useful life
Equipment and furniture	3 to 7
Vehicles	5 to 10
Computer software	3

Depreciation expense, including amortization of assets related to capital leases for 2007, 2006 and 2005 was $12.3 million, $8.3 million and $5.0 million, respectively. In addition, we capitalized $0.5 million in interest costs related to the construction of our new corporate facility located in Baton Rouge, Louisiana during 2006.

Our capital leases, primarily consisting of software, computer equipment, and medical equipment, are included in property and equipment. Capital leases are recorded at the present value of the future rentals at lease inception and are amortized over the shorter of the applicable lease term or the useful life of the equipment.

Goodwill and Other Intangible Assets

We perform impairment tests of goodwill and indefinite lived assets as required by FASB Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The impairment analysis requires numerous subjective assumptions and estimates to determine fair value of the respective reporting units as required by SFAS 142. We completed our annual impairment review as of October 31, 2007 with the assistance of an independent national valuation firm and determined that no

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

impairment charge was required for our recorded goodwill. Depending on changes in Medicare reimbursement, admissions volume and other factors, we may be required to recognize impairment charges in the future. As of December 31, 2007, there were no indicators noted that would require us to re-evaluate our annual impairment test, which was completed as of October 31, 2007.

Debt Issuance Costs

We amortize deferred debt issuance costs related to our Revolving Credit Facility over its term. As of December 31, 2007, we had unamortized debt issuance costs of $0.4 million recorded as other assets in our accompanying consolidated balance sheet.

Stock-Based Compensation

On January 1, 2006, we adopted FASB SFAS No. 123 (revised), Share-Based Payment (“SFAS 123(R)”) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R), we accounted for our stock option grants in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (the intrinsic value method) (“APB 25”), and accordingly, recognized no compensation expense for stock option grants when the exercise price equaled the market value of common stock on the date of grant.

Under the modified prospective approach, SFAS 123(R) applies to new awards issued on or after January 1, 2006, as well as awards that were outstanding and unvested as of December 31, 2005, including those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for 2007 and 2006, include compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, in accordance with the original provisions of SFAS 123. Prior periods were not restated to reflect the impact of adopting the new standard, and we recognize compensation over the vesting period of the award. Our total non-cash compensation that has been included in general and administrative expenses in our accompanying consolidated income statements amounted to $3.2 million and $2.6 million for 2007 and 2006, respectively, and the total income tax benefit recognized for these expenses was $1.2 million and $1.0 million for 2007 and 2006, respectively.

As a result of adopting SFAS 123(R), our income before taxes, net income and basic and diluted earnings per share for 2007 were $3.2 million, $2.0 million, $0.08 and $0.08 lower, respectively and for 2006 were $2.6 million, $1.6 million, $0.07 and $0.07 lower, respectively, than if we had continued to account for share based compensation under APB 25 for our stock option grants. We also reclassified unearned share-based compensation to additional paid-in capital in our accompanying consolidated balance sheet as of January 1, 2006, as a result of this standard.

We receive a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the price at which the stock is sold over the exercise price of the options. In addition, we receive an additional tax deduction when non-vested stock vests at a higher value than the value used to recognize compensation expense at the date of grant. Prior to adoption of SFAS 123(R), we reported all tax benefits resulting from the award of equity instruments as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS 123(R), we are required to report excess tax benefits from the award of equity instruments as financing cash flows. Excess tax benefits will be recorded when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes. For 2007 and 2006, net cash proceeds from the exercise of stock options was $3.8 million and $2.8 million, respectively, and our tax benefit that was reported as financing cash flows rather than operating cash flows, as required by SFAS 123(R), was $2.1 million and $1.2 million, respectively.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The following table illustrates the effect on our operating results and per share information had we accounted for share based compensation in accordance with SFAS 123(R) for the period indicated (amounts in thousands, except per share data):

2005
Net income:
As reported	$30,102
Add: Share based employee compensation expense included in reported net income, net of taxes	227
Deduct: Total share based employee compensation determined under fair value based method for all awards, net of taxes	(4,544)

Pro forma	$25,785

Basic net income per share:
As reported	$1.45
Add: Share based employee compensation expense included in reported net income, net of taxes	0.01
Deduct: Total share based employee compensation determined under fair value based method for all awards, net of taxes	(0.22)

Pro forma	$1.24

Diluted net income per share:
As reported	$1.41
Add: Share based employee compensation expense included in reported net income, net of taxes	0.01
Deduct: Total share based employee compensation determined under fair value based method for all awards, net of taxes	(0.21)

Pro forma	$1.21

Net Income Per Common Share

Earnings per common share, calculated on the treasury stock method, are based on the weighted average number of shares outstanding during the period. The following table sets forth shares used in our computation of basic and diluted net income per common share (amounts in thousands):

	2007	2006	2005
Weighted average number of shares outstanding—basic	25,842	21,809	20,808
Effect of dilutive securities:
Stock options	343	426	444
Warrants	36	32	30
Non-vested stock and stock units	54	22	11

Weighted average number of shares outstanding—diluted	26,275	22,289	21,293

The following table sets forth shares that were anti-dilutive to the computation of diluted net income per common share (amounts in thousands):

	2007	2006	2005
Anti-dilutive securities	24	50	39

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Advertising Costs

We expense advertising costs as incurred. Advertising expense for 2007, 2006 and 2005 was $4.3 million, $3.9 million and $3.8 million, respectively.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure requirements about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of determining the effect, if any, of adopting SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to SFAS 115 (“SFAS 159”). SFAS 159 allows the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. SFAS 159 is effective for fiscal years that begin after November 15, 2007. We are in the process of determining the effect, if any, of adopting SFAS 159 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R changes the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. For instance, acquisition-related costs, with the exception of debt or equity issuance costs, are to be recorded in the period that the costs are incurred and the services are received. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

2. ACQUISITIONS

Each of the following acquisitions was completed in order to pursue our strategy of achieving market presence by expanding our service base and enhancing our position in certain geographic areas as a leading provider of home health services. The purchase price of each acquisition was determined based on our analysis of, among other things, comparable acquisitions and expected cash flows. Goodwill generated from the acquisitions was recognized given the expected contributions of each acquisition to our overall corporate strategy. For acquisitions with a purchase price in excess of $25.0 million, we employ an independent valuation firm to assist in the determination of the fair value of the acquired assets and liabilities. Each of the acquisitions completed was accounted for as a purchase and is included in our consolidated financial statements from the respective acquisition date.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Summary of 2007 Acquisitions

The following table presents details of our acquisitions (dollars in millions):

(2) Date		Acquired Entity	Purchase Price (1)		Purchase Price Allocation		Number of Agencies		Number of States
			Cash	Promissory Note	Goodwill	Other Intangible Assets	Home Health	Hospice
†	December 31, 2007	One South Carolina and five Georgia agencies	$13.4	$—	$13.5	$0.4	6	—	2
†	December 1, 2007	IntegriCare - West Virginia assets	9.7	2.1	11.7	0.3	4	—	1
†	September 1, 2007	IntegriCare, Inc. (“IntegriCare”)	46.4	10.1	56.7	0.6	11	9	8
†	July 1, 2007	Searcy, Arkansas agency	1.2	—	1.1	0.1	1	—	1
†	June 1, 2007	Oak Park, Illinois agency	7.2	0.8	7.7	0.3	1	—	1
†	June 1, 2007	Lancaster, Pennsylvania agency	2.9	—	2.9	0.1	1	—	1
†	June 1, 2007	Baltimore, Maryland agency	1.7	—	1.6	0.1	1	—	1
†	May 1, 2007	Dyna Care Health Ventures, Inc. (“Dyna Care”)	12.6	3.0	15.3	0.6	11	—	5
†	April 1, 2007	Tallahassee, Florida agency	2.8	0.3	3.1	0.1	1	—	1
†	March 1, 2007	Texas agencies	3.2	1.5	4.5	0.2	1	1	1
*	February 1, 2007	Horizon’s Hospice Care, Inc.	1.2	0.4	1.5	0.1	—	1	1

			$102.3	$18.2	$119.6	$2.9	38	11

(1)	The total purchase price does not include such items as closing costs or other miscellaneous amounts that have been included in the value recorded for goodwill and other intangible assets.
(2)	The acquisitions marked with the cross symbol (†) were asset purchases and those marked with the asterisk symbol (*) were stock purchases.

IntegriCare owned and operated 15 home health agencies, owned and operated nine hospice agencies (which all function as both home health and hospice agencies and are included in both the reported total number of home health and hospice agency locations), and managed four home health agencies and two hospice agencies (which all function as both home health and hospice agencies), which were owned by four separate, unconsolidated joint ventures with local area hospitals (see Note 4 to the consolidated financial statements). In connection with the acquisition, we also acquired interests in a fifth joint venture, which was consolidated with our results of operations because it qualified as a variable interest entity as defined by FIN 46R (see Note 5 to the consolidated financial statements). The acquisition closed as two separate transactions due to regulatory issues for the four home health agencies in West Virginia.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Summary of 2006 Acquisitions

The following table presents details of our acquisitions (dollars in millions):

			Purchase Price (1)		Purchase Price Allocation		Number of Agencies		Number of States
(2) Date		Acquired Entity	Cash	Promissory Note	Goodwill	Other Intangible Assets	Home Health	Hospice
†	November 1, 2006	Arizona agency	$2.0	$—	$1.9	$0.1	1	—	1
†	October 1, 2006	Missouri agencies	1.6	1.3	2.6	0.3	2	—	1
†	October 1, 2006	Ohio agency	0.2	—	0.2	—	1	—	1
†	August 8, 2006	North Carolina agency	1.5	—	1.3	0.2	1	—	1
†	June 1, 2006	West Virginia agencies	2.6	0.7	2.6	0.7	3	—	1
†	April 1, 2006	South Carolina agency	2.7	0.5	2.8	0.3	1	—	1
†	February 1, 2006	South Carolina CON agency	0.2	—	—	0.2	1	—	1
†	January 5, 2006	Oklahoma agencies	2.1	0.6	2.6	0.2	7	—	1
†	January 5, 2006	Oklahoma therapy- staffing agency	1.2	0.7	2.3	0.2	—	—

			$14.1	$3.8	$16.3	$2.2	17	—

(1)	The total purchase price does not include such items as closing costs or other miscellaneous amounts that have been included in the value recorded for goodwill and other intangible assets.
(2)	The acquisitions marked with the cross symbol (†) were asset purchases and those marked with the asterisk symbol (*) were stock purchases.

3. GOODWILL, OTHER INTANGIBLE ASSETS AND OTHER ASSETS

The following table summarizes the activity related to our goodwill and our other intangible assets for 2007, 2006 and 2005 (amounts in thousands):

	Goodwill	Certificates of Need and Licenses	Acquired Name of Business	Non-Compete Agreements (1)
Balances at December 31, 2004	$62,537	$2,525	$200	$1,722
Additions	134,465	4,625	1,111	3,195
Amortization	—	—	—	(1,931)

Balances at December 31, 2005	197,002	7,150	1,311	2,986
Additions	16,317	1,200	—	1,063
Adjustments related to acquisitions	(287)	(575)	1,989	(475)
Amortization	—	—	—	(1,791)
Impairment	—	(125)	—	—

Balances at December 31, 2006	213,032	7,650	3,300	1,783
Additions	119,587	1,030	—	1,900
Adjustments related to acquisitions	(85)	—	—	—
Amortization	—	—	—	(1,362)

Balances at December 31, 2007	$332,534	$8,680	$3,300	$2,321

(1)	The weighted-average amortization period of non-compete agreements is 2.0 years.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The estimated aggregate amortization expense for each of the three succeeding years is as follows (amounts in thousands):

2008	$1,316
2009	729
2010	276

$2,321

4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

On September 1, 2007, we acquired interests in five separate joint ventures as part of our asset purchase of IntegriCare, and accounted for four of these joint ventures under the equity method of accounting, as we did not control, but had the ability to significantly influence the operations of the joint ventures, as we had a 50.0% equity and ownership interest in each. As a result, the assets and liabilities of the joint ventures are not included in our accompanying consolidated financial statements.

In the event that there are cash distributions made from the unconsolidated joint ventures, such distributions would be made to each partner based on their percentage of ownership in each entity. Further, in the event that any one of the unconsolidated joint ventures needed additional financing for general working capital needs, such additional contributions would be made in equal portions by each equity partner based on their percentage of ownership in such entity.

We provide management services to each of these unconsolidated joint ventures and receive market basket fees for these services. The portion of the fees we earn for management services provided to the unconsolidated joint ventures attributable to our ownership interest is eliminated in consolidation and the portion that relates to the ownership percentage of our partners is included as revenue and was $0.2 million for 2007. No such fees were recorded in 2006 or 2005 as interests in the joint ventures were not acquired until the third quarter of 2007. As of December 31, 2007, we had a $0.4 million investment in our unconsolidated joint ventures, which was included in other assets in our accompanying consolidated balance sheet.

As of December 31, 2007, we had not allocated the purchase price for IntegriCare amongst the joint ventures acquired and certain assets and certain liabilities of IntegriCare assumed in association with the acquisition. As a result, the investment in unconsolidated joint ventures, as presented above, is preliminary and subject to adjustment once we finalize the purchase accounting related to this acquisition. If the carrying amount of these investments exceeds the amount of our underlying equity and if the assets of the joint ventures assumed approximate the fair value of these assets, we will then record the difference as goodwill in our investment in unconsolidated joint ventures.

5. MINORITY INTERESTS

On September 1, 2007, we acquired interests in five separate joint ventures as part of our asset purchase of IntegriCare and identified one of these joint ventures, Saint Alphonsus Home Health and Hospice, LLC (“Saint Alphonsus”), as a variable interest entity under the provisions of FIN 46R. As a result of recording the joint venture as a variable interest entity, the joint venture was consolidated and included in our consolidated financial statements as of December 31, 2007. As of December 31, 2007, we had a 73.6% ownership interest in the joint venture with a 50.0% voting interest.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Saint Alphonsus was established for the purpose of owning and operating a home health and hospice agency in order to perform services for patients with such needs in the Boise, Idaho area, with day-to-day management to be performed by us. In addition to receiving our proportionate share of the earnings of the joint venture, we also receive management fees related to the services that we provide to Saint Alphonsus. Per the terms of the operating agreement between us and our joint venture equity partner, we are both committed to provide additional funding, based on each partners’ equity interest to the joint venture in the event that operating deficits occur. As a result of the agreements in place between the joint venture equity partners, we have determined that we are the primary beneficiary. Any intercompany asset, liability, revenue and expense between us and Saint Alphonsus has been eliminated in consolidation in the accompanying consolidated financial statements and the proportionate share of our joint venture partner in earnings/(losses) of the joint venture have been recorded as minority interests in such financial statements.

6. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts is presented below (amounts in thousands):

	December 31,
	2007	2006
Other current assets:
Payroll tax escrow	$3,113	$3,733
Other	2,878	2,382
Income taxes receivable	—	5,010

	$5,991	$11,125

Property and equipment:
Land	$3,119	$2,507
Building and leasehold improvements	21,447	21,157
Equipment and furniture	54,515	40,390
Computer software	12,964	10,413
Construction in progress	1,034	535

	93,079	75,002
Less: accumulated depreciation	(24,766)	(22,042)

	$68,313	$52,960

Other assets:
Workers’ compensation deposits	$2,550	$3,155
Health insurance deposits	801	811
Other miscellaneous deposits	967	769
Other	3,132	1,091

	$7,450	$5,826

Accrued expenses:
Payroll and payroll taxes	$43,322	$27,346
Self insurance	9,919	7,856
Legal and other settlements	2,375	1,234
Income taxes payable	2,392	—
Other	8,659	10,151

	$66,667	$46,587

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

	December 31,
	2007	2006
Current portion of long-term obligations:
Promissory notes	$10,891	$2,901
Capital leases	158	322

	$11,049	$3,223

7. LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

Long-term debt, including capital lease obligations, consisted of the following:

	December 31,
	2007	2006
Promissory notes	$23,645	$4,620
Capital leases	395	717

	24,040	5,337
Less: current portion	(11,049)	(3,223)

Total	$12,991	$2,114

From time to time, we elect to issue promissory notes in conjunction with our acquisitions for a portion of the purchase price. The notes that were outstanding as of December 31, 2007 were generally issued for three-year periods, range in amounts between $0.3 million and $9.9 million and bear interest in a range of 6.15% to 10.25%. During the second quarter of 2007, we also entered into a three-year note payable for the purchase of certain software licenses, with an annual interest rate of 2.66%. In certain instances, the notes are paid periodically and in other instances, at maturity.

We have acquired certain equipment under capital leases for which the related liabilities have been recorded at the present value of future minimum lease payments due under the leases.

Maturities of debt as of December 31, 2007 are as follows (amounts in thousands):

	Promissory notes	Capital leases	Total
2008	$10,892	$185	$11,077
2009	7,649	119	7,768
2010	5,104	95	5,199
2011	—	47	47

Total	23,645	446	24,091
Less amounts representing interest	—	(51)	(51)

Long-term obligations and present value of future lease payments	$23,645	$395	$24,040

On October 24, 2007, we entered into a three-year, unsecured $100.0 million Revolving Credit Facility (“Revolver”), which can be used for working capital and general corporate purposes, including acquisitions. The Revolver provides for $15.0 million in availability under swing line loans and $15.0 million in availability for

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

letters of credit, assuming that total utilization of the Revolver does not exceed $100.0 million. Borrowings under the Revolver that are not made as either swing line loans or letters of credit, are subject to classification as either base rate loans or Eurodollar rate loans, as selected by us. Outstanding principal balances of base rate loans are subject to an interest rate that is set as the greater of the Prime Rate or the Federal Funds Effective Rate, plus an applicable margin, and outstanding principal balances of Eurodollar rate loans are subject to an interest rate as determined by reference to the Adjusted Eurodollar Rate plus an applicable margin. The applicable margin is determined by our leverage rate (as defined). As of December 31, 2007, we had not withdrawn any funds for the Revolver and we were in compliance with our debt covenants.

8. INCOME TAXES

We utilize the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The total provision for income taxes consists of the following for 2007, 2006 and 2005 (amounts in thousands):

	2007	2006	2005
Current income tax expense:
Federal	$31,641	$5,659	$9,032
State and local	4,128	1,484	2,181

	35,769	7,143	11,213

Deferred income tax expense:
Federal	1,098	15,216	5,977
State and local	1,431	1,283	1,448

	2,529	16,499	7,425

Income tax expense	$38,298	$23,642	$18,638

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Net deferred tax liabilities consist of the following components as of December 31, 2007 and 2006 (amounts in thousands):

	2007	2006
Current portion of deferred tax assets (liabilities):
Allowance for doubtful accounts	$5,022	$3,849
Accrued expenses	4,684	2,914
Tax basis revenue adjustment	(16,158)	(18,428)
Other	(319)	35

Current portion of deferred tax assets (liabilities)	(6,771)	(11,630)

Noncurrent portion of deferred tax assets (liabilities):
Amortization of intangible assets	(14,205)	(9,974)
Property and equipment	(11,056)	(8,222)
Losses of consolidated subsidiaries not consolidated for tax purposes, expiring beginning in 2010	132	132
Share-based compensation	1,380	765
Workers’ compensation	3,775	3,308
Other	—	(360)
Capital loss carry forward	9,091	9,091
NOL carry forward, expiring beginning in 2010	5,599	9,360
Less: valuation allowance	(13,211)	(14,881)

Noncurrent portion of deferred tax assets (liabilities)	(18,495)	(10,781)

Net deferred tax liabilities	$(25,266)	$(22,411)

Our provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to net income before taxes. The sources of the tax effects of the differences are as follows:

	2007	2006	2005
Income taxes computed on federal statutory rate	35.0%	35.0%	35.0%
State income taxes and other, net of federal benefit	3.7	4.1	4.8
Valuation allowance	0.4	0.5	(0.7)
Tax credit	(1.2)	(2.0)	(1.5)
Nondeductible expenses and other, net	0.5	0.6	0.6
Non-taxable discharge of indebtedness	(1.4)	—	—

Total	37.0%	38.2%	38.2%

The decrease in our effective tax rate from 2006 was primarily attributable to a non-taxable discharge of indebtedness related to the conclusion of the Alliance bankruptcy proceeding (see Note 11 to the consolidated financial statements for further details).

As of December 31, 2007, we had a federal net operating loss carry forward of $0.4 million and a capital loss carry forward of $23.3 million, which both may be available to offset future taxable income and expire in 2010.

In addition, we have state net operating loss carry forwards of approximately $140.0 million.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Our valuation allowance has been established against the deferred tax assets to the extent we have determined realization of these deferred tax assets is not likely. In addition, our deferred tax assets include amounts related to the Housecall acquisition that were established through purchase accounting. Any future changes in these determinations could result in either a decrease or increase in our provision for income taxes or goodwill to the extent the change in valuation allowance is attributable to a change in the realizability of our deferred tax assets existing and acquired under purchase accounting.

We establish our valuation allowance on deferred tax assets when it is more likely than not that some portion or all of our deferred tax asset will not be realized. We currently have fully reserved our capital loss carry forward and certain of our state net operating losses. Our valuation allowance decreased $1.7 million from 2006 primarily due to a change in our estimated value of state net operating losses. In addition, there was a decrease in our valuation allowance recorded against goodwill related to a change in the realizability of our net operating losses, which had previously been valued against in purchase accounting.

Finally in 2007, we also received a benefit related to federal income tax credits of approximately $1.2 million as a result of recent Federal tax relief legislation enacted as a result of Hurricanes Katrina, Rita and Wilma. This amount has been reflected as a reduction to our income tax expense in our accompanying consolidated income statement.

9. ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES – AN INTERPRETATION OF FASB NO. 109

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, it provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are required to record the impact of adopting FIN 48 as an adjustment to the January 1, 2007 beginning balance of retained earnings rather than our consolidated statement of income.

We adopted the provisions of FIN 48 on January 1, 2007. As a result of our adoption of FIN 48, we recognized an approximate $0.4 million increase in our liability for unrecognized tax benefits, which was accounted for as a reduction to our January 1, 2007 balance of retained earnings (cumulative effect). A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

Balance at January 1, 2007	$1,093
Plus: additions based on tax positions related to the current year	—
Plus: additions for tax positions of prior years	8
Less: reductions made for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$1,101

Included in the balance of unrecognized benefits as December 31, 2007, are $0.5 million of tax benefits that, if recognized in future periods, would impact our effective tax rate.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as either a component of tax penalties or interest expense in accrued expenses in our consolidated balance sheets. This is an accounting policy election we made that is a continuation of our historical policy and we intend to continue to consistently apply the policy in the future. During 2007, we accrued $0.1 million and less than $0.1 million of gross interest and penalties, respectively of which $0.1 million was recorded as a reduction of our retained earnings.

In addition, we are subject to both income taxes in the United States and in many of the 50 individual states, with significant operations in Louisiana, Georgia, and Tennessee. We are open to examination in United States and in various individual states for tax years ended December 2004 through December 2006. We are also open to examination for the years ended 2000-2003 resulting from net operating losses generated and available for carry forward from those years.

We do not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.

10. CAPITAL STOCK AND SHARE-BASED COMPENSATION

We are authorized by our Certificate of Incorporation to issue 60,000,000 shares of common stock, $0.001 par value and 5,000,000 shares of preferred stock, $0.001 par value, of which 26,368,644 shares of common stock and no shares of preferred stock were issued and outstanding at December 31, 2007. Our Board of Directors is authorized to fix the dividend rights and terms, conversion and voting rights, redemption rights and other privileges and restrictions applicable to our preferred stock.

On August 20, 2007, we filed a $250.0 million shelf registration statement with the availability for the issuance of any combination of preferred and common stock, which became effective on August 31, 2007. As of December 31, 2007 all $250.0 million was available.

Stock Options, Warrants and Non-vested Stock

Our 1998 Stock Option Plan (the “Plan”) provides various types of equity-based awards, such as stock options, non-vested stock, non-vested stock units and performance-based equity awards to key employees. The Plan is administered by our Compensation Committee of the Board of Directors that determines, within the provisions of the Plan, those eligible employees to whom, and the times at which, awards shall be granted. For stock options, each option granted under the Plan is exercisable for one share of common stock, unless adjusted in accordance with the provisions of the Plan, and each non-vested stock award and non-vested stock unit award convert into one share of common stock upon vesting, unless adjusted in accordance with the provisions of the Plan.

Equity-based awards may be granted for a number of shares not to exceed, in the aggregate, approximately 4.1 million shares of common stock. The price per share for stock options shall be of no less than the greater of (a) 100% of the fair value of a share of common stock on the date the option is granted or (b) the aggregate par value of the shares of our common stock on the date the option is granted. If a stock option is granted to any owner of 10% or more of our total combined voting power of us and our subsidiaries, the price is to be at least 110% of the fair value of a share of our common stock on the date the award is granted. Each equity-based award vests ratably over an 18 month-to-five year period, with the exception of those issued under contractual arrangements that specify otherwise, that may be exercised during a period as determined by our Compensation Committee or as otherwise approved by our Compensation Committee. The contractual terms of stock options exercised shall not exceed ten years from the date such option is granted.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Our Directors’ Stock Option Plan (the “Directors’ Plan”) provides stock options to our directors. The Directors’ Plan is administered by our Board of Directors in accordance with the provisions of our Directors’ Plan. Each option granted under the Directors’ Plan is exercisable for one share of our common stock, unless adjusted in accordance with the provisions of the Directors’ Plan. Options may be granted for a number of shares not to exceed, in the aggregate, 0.5 million shares of our common stock. The option price is to be the fair value, which is the closing price of a share of our common stock on the last preceding business day prior to the date as to which fair value is being determined, or on the next preceding business day on which our common stock is traded, if no shares of our common stock were traded on such date. Each option vests ratably over an 18 month-to-three year period and may be exercised during a period not to exceed ten years from the date such option is granted. Through December 31, 2007, there have been no awards made under the Directors’ Plan.

At December 31, 2007, we had 50,667 warrants outstanding with an exercise price of $10.80 per share. The warrants were issued in connection with a November 2003 private placement.

Employee Stock Purchase Plan (“ESPP”)

We have a plan whereby our eligible employees may purchase our common stock at 85% of the market price at the time of purchase. On June 7, 2007, our stockholders ratified an amendment adopted by our Board of Directors to increase the total number of shares of our common stock authorized for issuance under our ESPP from 1,333,333 shares to 2,500,000 shares, and as of December 31, 2007, there were 1,149,016 shares available for future issuance. The following is a detail of the purchases that were made under the plan:

Employee Stock Purchase Plan Period	Shares Issued	Price
2005 and Prior	1,173,089	$4.51
January 1, 2006 to March 31, 2006	24,341	22.15
April 1, 2006 to June 30, 2006	29,277	21.53
July 1, 2006 to September 30, 2006	20,687	25.29
October 1, 2006 to December 31, 2006	21,795	27.94
January 1, 2007 to March 31, 2007	24,070	27.57
April 1, 2007 to June 30, 2007	20,770	30.88
July 1, 2007 to September 30, 2007	18,193	32.66
October 1, 2007 to December 31, 2007	18,762	41.24

	1,350,984

The following table summarizes our ESPP expense that was included in general and administrative expenses in our accompanying consolidated income statements for the periods indicated below (amounts in thousands):

	2007	2006	2005
ESPP expense	$472	$499	$—

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of our stock-based awards with the following weighted-average assumptions for the indicated period. There were no stock options granted during 2007 and 2006.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

2005

Risk-free interest rates	3.53-5.16%
Expected life of options (in years)	5-10
Expected volatility	41.19-105.71%
Dividend yield	—

The assumptions above are based on multiple factors, including historical exercise patterns of our employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercise patterns for these same homogeneous groups and the implied volatility of our stock price.

The following table summarizes our compensation expense that was included in general and administrative expenses in our accompanying consolidated income statements related to these stock options for the periods indicated below (amounts in thousands):

	2007	2006	2005
Stock option compensation expense	$711	$1,248	$—

The following table summarizes our stock option activity for 2007 and 2006:

	Number of Shares	Weighted average exercise price	Weighted average contractual life (years)
Outstanding options at January 1, 2006	1,397,700	$16.18
Granted	—	—
Exercised	(213,077)	13.19
Canceled, forfeited or expired	(77,392)	23.30

Outstanding options at January 1, 2007	1,107,231	16.29	6.81
Granted	—	—
Exercised	(246,092)	15.60
Canceled, forfeited or expired	(12,445)	27.74

Outstanding options at December 31, 2007	848,694	$16.32	6.09

Exercisable options at December 31, 2007	797,131	$15.72	6.00

Shares available for future stock option awards to our employees under the Plan and to our directors under the Directors’ Plan were 1,627,952 and 224,800, respectively, at December 31, 2007. The aggregate intrinsic value of our outstanding options at December 31, 2007 and 2006 was $27.3 million and $18.4 million, respectively, and the aggregate intrinsic value of options exercisable was $26.1 million and $16.5 million at December 31, 2007 and 2006, respectively. Total intrinsic value of options exercised was $5.6 million and $3.4 million for 2007 and 2006, respectively.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The following table summarizes our non-vested stock option award activity for 2007 and 2006:

	Number of Shares	Weighted average grant date fair value
Non-vested stock options at January 1, 2006	433,576	$12.65
Granted	—	—
Vested	(193,655)	16.86
Forfeited	(67,338)	22.87

Non-vested stock options at January 1, 2007	172,583	10.42
Granted	—	—
Vested	(114,132)	19.88
Forfeited	(6,888)	29.87

Non-vested stock options at December 31, 2007	51,563	$25.64

At December 31, 2007, there was $0.2 million of unrecognized compensation cost related to our stock options that is expected to be recognized over a weighted-average period of seven months.

Non-vested Stock

From time to time, we issue shares of non-vested stock with vesting terms ranging from one to five years. The following table summarizes our compensation expense that was included in general and administrative expenses in our accompanying consolidated income statements related to our non-vested stock awards (amounts in thousands):

	2007	2006	2005
Compensation expense	$1,087	$813	$369

The following table presents our non-vested stock award activity for 2007 and 2006:

	Number of Shares	Weighted average grant date fair value
Non-vested stock at January 1, 2006	41,018	$23.99
Granted	80,667	28.95
Vested	(11,585)	26.48
Forfeited	—	—

Non-vested stock at January 1, 2007	110,100	27.36
Granted	88,167	34.35
Vested	(26,571)	25.80
Forfeited	(38,987)	29.81

Non-vested stock at December 31, 2007	132,709	$31.59

At December 31, 2007, there was $2.7 million of unrecognized compensation cost related to non-vested stock award payments that we expect to be recognized over a weighted-average period of 2.8 years.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Non-vested Stock Units

From time to time, we issue non-vested stock units with vesting terms ranging from three to four years. We account for such awards similar to our non-vested stock awards; however no shares of stock are issued to the recipient until the stock unit awards have vested. The following table summarizes the compensation expense that was included in general and administrative expenses in our accompanying consolidated income statements related to these non-vested stock units (amounts in thousands):

	2007	2006	2005
Compensation expense	$554	$—	$—

The following table presents our non-vested stock units that were granted during 2007 and that were outstanding as of December 31, 2007:

	Number of Shares	Weighted average grant date fair value
Non-vested stock units at January 1, 2007	—	$—
Granted	42,958	34.92
Vested	—	—
Forfeited	—	—

Non-vested stock units at December 31, 2007	42,958	$34.92

At December 31, 2007, there was $1.9 million of unrecognized compensation cost related to our non-vested stock unit payments that we expect to be recognized over a weighted-average period of 2.9 years.

Performance-Based Awards

We can also issue performance-based awards under the Plan. Based on the terms and conditions of those awards, we determine if the awards should be recorded as either equity or liability instruments.

During the second quarter of 2007, we issued performance-based awards to certain employees for the first time. If we achieved the target levels established by the award, then the recipients were to receive non-vested stock units valued at approximately $1.1 million, and if we exceeded the target objective, to the point of achieving the projected maximum payout, the recipients were to receive non-vested stock units valued at approximately $1.3 million. As of December 31, 2007, the performance-based objectives had been satisfied for the recipients to receive the projected maximum payout of $1.3 million; however, the award stipulated that the grant date for such awards was on the date of the 2007 earnings release. During the first quarter of 2008, the number of non-vested stock units will be determined and issued on the date of grant and these units will vest equally over three years beginning December 31, 2008. Once these non-vested stock units have vested, the recipient will receive shares of our common stock on a pre-determined delivery date. The following table summarizes the compensation expense that was included in general and administrative expenses in our accompanying consolidated income statements related to these performance-based awards (amounts in thousands):

	2007	2006	2005
Compensation expense	$364	$—	$—

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which may not be covered by insurance. These actions, when finally concluded and determined, will not, in our opinion, have a material adverse effect on our financial position, results of operations or cash flows.

Alliance Home Health, Inc.

Alliance Home Health, Inc. (“Alliance”), one of our wholly owned subsidiaries (which was acquired in 1998 and ceased operations in 1999), filed for Chapter 7 federal bankruptcy protection with the United States Bankruptcy Court in the Northern District of Oklahoma in September 2000. A trustee was appointed for Alliance in 2001.

On September 28, 2007, a federal judge from the United States Bankruptcy Court in the Northern District of Oklahoma (“bankruptcy court”) overseeing the Chapter 7 federal bankruptcy proceedings for Alliance finalized its order on the distribution of funds to creditors. As a result of the ruling by the bankruptcy court, the liabilities of $4.2 million attributable to Alliance now will not be paid because Alliance has insufficient assets to discharge the liabilities. These liabilities, however, were recorded on our consolidated financial statements because of Alliance’s being a wholly-owned consolidated subsidiary. Neither we nor any of our affiliates (other than Alliance), however, has any direct obligation for these liabilities and we do not believe there is any basis for asserting that there is an indirect obligation on our part or any of our affiliates for these liabilities. Accordingly, upon completion of the Alliance bankruptcy, we reversed the accrual for these liabilities that appeared in our consolidated financial statements and recognized a gain of $4.2 million as other income in our accompanying consolidated income statement. The discharge of the liabilities was a non-taxable event.

Corporate Integrity Agreement

In 1999, we uncovered certain improprieties stemming from the unauthorized conduct of an agency director in one of our agencies acquired in Monroe, Louisiana. We self-reported these improprieties to the Office of Inspector General (“OIG”) and following an extensive series of audits, reached a settlement with the Federal government in August 2003, whereby we agreed to repay approximately $1.2 million to the government in three annual payments, the last of which was made in August 2005. As part of the settlement, we also executed a Corporate Integrity Agreement (“CIA”), a three-year arrangement which required, among other things, that we (1) maintain our training and compliance programs; (2) provide additional, specific training in certain areas; (3) conduct annual, independent audits of the Monroe agency; and (4) make timely disclosure of, and repay, overpayments resulting from any potential fraud or abuse of which we became aware. The term of the CIA expired on August 11, 2006. On January 9, 2007, we received formal notice from the OIG that our final annual report had been accepted and that the government was formally terminating the CIA. While we maintain an ongoing administrative obligation solely with regard to record retention, which continues through August 2010, all other substantive and material requirements of the CIA have concluded.

Legislation

Federal and State Anti-Kickback Laws

As a provider under the Medicare and Medicaid systems, we are subject to the various anti-fraud and abuse laws, including the federal health care programs’ anti-kickback statute and, where applicable, its state law counterparts. These laws prohibit any offer, payment, solicitation or receipt of any form of remuneration to

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

induce or reward the referral of business reimbursable under a federal health care program or in return for the purchase, lease, order, arranging for, or recommendation of items or services covered by any federal health care programs or any health care plans or programs that are funded by the United States government (other than certain federal employee health insurance benefits) and certain state health care programs that receive federal funds under various programs, such as Medicaid. A related law forbids the offer or transfer of any item or service for less than fair market value, or certain waivers of co-payment obligations, to a beneficiary of Medicare or a state health care program that is likely to influence the beneficiary’s selection of health care providers. Violations of the anti-fraud and abuse laws can result in the imposition of substantial civil and criminal penalties and, potentially, exclusion from furnishing services under any federal health care program. In addition, the states in which we operate generally have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers where they are designed to obtain the referral of patients from a particular provider.

Stark Law

Congress adopted legislation in 1989, known as the “Stark Law,” that generally prohibits a physician from ordering clinical laboratory services for a Medicare beneficiary where the entity providing that service has a financial relationship (including direct or indirect ownership or compensation relationships) with the physician (or a member of his/her immediate family), and further prohibits such entity from billing for or receiving payment for such services, unless a specified exception is available. Additional legislation, known as “Stark II,” became effective January 1, 1993. That legislation extends the Stark Law prohibitions to services under state Medicaid programs and beyond clinical laboratory services to all “designated health services,” which include home health services. Violations of the Stark laws may also trigger civil monetary penalties and program exclusion. Accordingly, physicians who are compensated by us are prohibited under Stark II from seeking payment for designated health services rendered to such patients unless an exception applies. One such exception we rely upon is a safe harbor that allows us to contract with certain physicians at fair market value to provide consulting work to our agencies. Another exception that we rely upon is a safe harbor allowing us to lease office space from certain physicians at fair market value for legitimate and commercially reasonable business purposes. Several of the states in which we conduct business have also enacted statutes similar in scope and purpose to the federal fraud and abuse laws and the Stark laws.

HIPAA

The Health Insurance Portability and Accountability Act (“HIPAA”) was enacted August 21, 1996, to assure health insurance portability, reduce health care fraud and abuse, guarantee security and privacy of health information and enforce standards for health information. Organizations were required to be in compliance with certain HIPAA provisions relating to security and privacy beginning April 14, 2003. Organizations are subject to significant fines and penalties if found not to be compliant with the provisions outlined in the regulations.

Regulations issued pursuant to HIPAA impose ongoing obligations relative to training, monitoring and enforcement and management has implemented processes and procedures to ensure continued compliance with these regulations.

Pursuant to the provisions of HIPAA, covered health care providers are required to be compliant with the regulations’ electronic Health Care Transactions and Code Sets Requirements. In conformity with these federal regulations, we are now capable of transmitting data in the new standard format.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Operating Leases

We have leased office space at various locations under non-cancelable agreements that expire between 2008 and 2014, and require various minimum annual rentals. Our typical operating leases are for lease terms of three to seven years and may include, in addition to base rental amounts, certain landlord pass-through costs for our pro-rata share of the lessor’s real estate taxes, utilities and common area maintenance costs. Some of our operating leases contain escalation clauses, in which annual minimum base rentals increase over the term of the lease.

Total minimum rental commitments at December 31, 2007 are as follows (amounts in thousands):

Year ended December 31,
2008	$15,754
2009	12,391
2010	8,253
2011	4,741
2012	1,466
Future years	158

Total	$42,763

Rent expense for non-cancelable operating leases was $18.2 million, $14.7 million and $11.6 million for 2007, 2006 and 2005, respectively.

Insurance

We are obligated for certain costs associated with certain of our insurance programs, including employee health, workers’ compensation and professional liability. While we maintain various insurance programs to cover these risks, we are self-insured for a substantial portion of our potential claims, as described in the table below. We recognize our obligations associated with these costs in the period in which a claim is incurred, including with respect to both reported claims and claims incurred but not reported, up to specified deductible limits. These costs have generally been estimated based on historical data of our claims experience and our review of the reasonableness of an analysis completed by an independent actuary. Such estimates, and the resulting reserves, are reviewed and updated by us on a quarterly basis.

The following table presents details of our insurance programs, including amounts accrued for the periods indicated (amounts in thousands, except insurance coverage amounts) in accrued expenses in our accompanying consolidated balance sheeets:

			December 31,
Type of Insurance	Coverage		2007	2006
Health insurance	Claims in excess of $	200,000	$3,064	$2,512
Workers’ Compensation	Claims in excess of $	250,000	9,688	8,694
Professional Liability	Claims in excess of $	100,000	1,499	1,138

We also maintain directors’ and officers’ liability insurance with aggregate annual policy limits of $30.0 million.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Employment Contracts

We have commitments related to employment contracts with a number of our senior executives. These contracts generally commit us to pay bonuses upon the attainment of certain operating goals and severance benefits under certain circumstances.

Other

We are subject to various other types of claims and disputes arising in the ordinary course of our business. While the resolution of such issues is not presently determinable, we believe that the ultimate resolution of such matters will not have a significant effect on our financial position, results of operations, or cash flows.

12. 401(k) BENEFIT PLAN

We maintain a plan qualified under Section 401(k) of the Internal Revenue Code for all employees who have reached 21 years of age, effective the first month after hire date. Under the plan, eligible employees may elect to defer a portion of their compensation, subject to Internal Revenue Service limits.

During 2007, 2006 and 2005, our match of contributions made to each eligible employee contribution was $0.75 for every $1.00 of contribution made up to the first 6% of their salary. The match is discretionary and thus is subject to change at the discretion of management. These contributions are made in the form of our common stock, valued based upon the fair value of the stock as of the end of each calendar quarter end. We contributed approximately $6.6 million, $7.0 million and $3.4 million for 2007, 2006 and 2005, respectively.

13. AMOUNTS DUE TO MEDICARE

Prior to the implementation of the PPS on October 1, 2000, we recorded Medicare revenue at the lower of actual costs, the per visit cost limit or a per beneficiary cost limit on an individual provider basis. Under this previous Medicare cost-based reimbursement system, ultimate reimbursement under the Medicare Program was determined upon review of annual cost reports by the fiscal intermediary as appointed by CMS.

As of December 31, 2007, we estimate an aggregate payable to Medicare of $2.8 million, all of which is reflected as a current liability in our accompanying consolidated balance sheets. We do not expect to fully liquidate in cash the entire $2.8 million due to Medicare within the following twelve months but may be obligated to do so if mandated by Medicare. The $2.8 million payable to Medicare is comprised of $2.0 million of cost report reserves and $0.8 million of PPS related reserves as more fully described below.

Cost Report Reserves

A balance of approximately $2.0 million as of December 31, 2007, is reserved for both settled and open cost reports through October 2000. At the time these audits are completed and final assessments are issued, we may apply to Medicare for repayment over a 36 month period for any amounts that are due to Medicare, although there is no assurance that such applications will be agreed to, if sought. These amounts relate to the Medicare payment system in effect until October 2000, under which Medicare provided periodic interim payments to us subject to audit of cost reports we submitted and repayment of any overpayments by Medicare to us.

On September 28, 2007, the bankruptcy court in the Alliance bankruptcy proceedings finalized its order on the distribution of funds to creditors, and as a result, we reversed our net liability that appeared on the consolidated financial statements for which only Alliance was obligated (see Note 11 to the consolidated

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

financial statements). As a result, the cost report reserves were decreased by $3.1 million for Medicare settlement obligations associated with Alliance that had been part of the total $4.2 million of net liabilities in our accompanying consolidated balance sheet.

The following table summarizes the cost report activity included in the amounts due to/from Medicare related to cost reports (amounts in thousands):

Amounts recorded at December 31, 2005	$9,507
Cash payments made in settlement of Medicare claims	(3,238)
Change in estimated liabilities of acquired companies (recorded to goodwill)	(1,169)
Change in estimated amounts owed to Medicare included in net service revenue	(5)

Amounts recorded at December 31, 2006	5,095
Change in estimated liabilities owed to Medicare (recorded in other income)	(3,117)

Amounts recorded at December 31, 2007	$1,978

Medicare PPS Reserves

The remaining balance of approximately $0.8 million as of December 31, 2007, is related to a notification from CMS that it intended to make certain recoveries of amounts overpaid to providers for the periods dating from the inception of PPS on October 1, 2000 through particular dates in 2003 and 2004. CMS advised the industry that it would seek recovery of overpayments made for patients who had, within 14 days of admission, been discharged from inpatient facilities, including hospitals, rehabilitation centers and skilled nursing units. We continue to evaluate this liability and have estimated a reserve of approximately $0.8 million as of December 31, 2007. These reserves are included in the current portion of Medicare liabilities.

The following table summarizes the PPS activity included in the amounts due to/from Medicare (amounts in thousands):

Amounts recorded at December 31, 2005	$1,044
Cash payments made to Medicare	—
Net reduction in reserves	—

Amounts recorded at December 31, 2006	1,044
Settlements received from Medicare	108
Cash payments made to Medicare	(319)
Net reduction in reserves	—

Amounts recorded at December 31, 2007	$833

14. VALUATION AND QUALIFYING ACCOUNTS

The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in thousands):

Year ended December 31,	Balance at beginning of Year	Acquired through acquisition	Costs and expenses	Deductions	Balance at end of Year
2007	$9,870	$93	$11,975	$(8,970)	$12,968
2006	12,387	82	11,390	(13,989)	9,870
2005	3,751	4,220	5,093	(677)	12,387

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

15. UNAUDITED SUMMARIZED QUARTERLY FINANCIAL INFORMATION

The following is a summary of our unaudited quarterly results of operations. See accompanying accountants’ review report on unaudited information included in this filing. (amounts in thousands, except per share data):

			Net income per share (1)
	Revenue	Net income	Basic	Diluted
2007:
1st Quarter	$153,581	$13,265	$0.52	$0.51
2nd Quarter	169,457	14,917	0.58	0.57
3rd Quarter (2)	180,910	20,216	0.78	0.77
4th Quarter	193,986	16,715	0.64	0.63

	$697,934	$65,113	2.52	2.48

2006:
1st Quarter	$127,187	$7,284	$0.34	$0.34
2nd Quarter	132,910	9,053	0.43	0.42
3rd Quarter	137,041	10,559	0.49	0.48
4th Quarter	144,010	11,359	0.49	0.48

	$541,148	$38,255	1.75	1.72

(1)	Because of the method used in calculating per share data, the quarterly per share data may not necessarily total to the per share data as computed for the entire year.
(2)	Our results for the three-month period ended September 30, 2007 include the extinguishment of $4.2 million liabilities associated with Alliance, which was a non-taxable event. See Note 11 to the consolidated financial statements for further details.

16. SUBSEQUENT EVENTS

On February 18, 2008, we signed a definitive stock purchase agreement to acquire all of the outstanding shares of TLC Health Care Services, Inc. (“TLC”), a privately-held provider of home nursing and hospice services with 92 home health and 11 hospice agencies located in 22 states and the District of Columbia. The total cash purchase price for the acquisition is $395.0 million, subject to purchase price adjustments, and the closing of the transaction is subject to customary closing conditions, including receipt of regulatory approvals. The total purchase price is expected to be financed with proceeds of $500.0 million from new financing and an amendment to our current $100.0 million Revolver that we had in place at December 31, 2007, which are both pursuant to a fully underwritten financing commitment. The agencies to be acquired are not included in our results of operations or in the number of acquisitions we reported for 2007.

On February 7, 2008, we signed a definitive stock purchase agreement to acquire the holding company that operates Family Home Health Care, Inc. and Comprehensive Home Healthcare Services, Inc. (“HMA”), a privately-held provider of home health care services with 21 home health locations in Kentucky and three locations in Tennessee for a total purchase price of approximately $43.0 million, subject to working capital adjustments and other post-closing adjustments. The total purchase price is expected to be funded with $36.0 million in cash and a $7.0 million, two-year note payable. The agencies to be acquired are not included in our results of operations or in the number of acquisitions we reported for 2007.

On January 1, 2008, we acquired certain assets and assumed certain liabilities of a home health agency in Carolina, Puerto Rico. The agency acquired is not included in our results of operations or in the number of acquisitions we reported for 2007.

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-K. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
2.1	Amended and Restated Asset Purchase Agreement dated as of August 29, 2007, by and among Amedisys Alaska, L.L.C., Amedisys Colorado, L.L.C., Amedisys Idaho, L.L.C., Amedisys Kansas, L.L.C., Amedisys New Hampshire, L.L.C., Amedisys Oregon, L.L.C., Amedisys Washington, L.L.C., Amedisys West Virginia, L.L.C. and Amedisys Wyoming, L.L.C. (as “Buyer Companies”), IntegriCare, Inc. (as “Seller”) and Amedisys, Inc. (the “Company”)	The Company’s Current Report on Form 8-K filed September 6, 2007	0-24260	2.1

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through October 25, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

4.2.1	Shareholder Rights Agreement	The Company’s Current Report on Form 8-K filed June 16, 2000, and the Company’s Registration Statement on Form 8-A12G filed June 16, 2000	0-24260	4

4.2.2	Amendment No. 1 to Shareholder Rights Agreement, dated as of July 26, 2006	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006	0-24260	4.1

4.3	Form of Warrants issued by the Company to Raymond James & Associates, Inc.	The Company’s Current Report on Form 8-K filed December 10, 2003	0-24620	10.3

4.4	Registration Rights Agreement dated as of April 23, 2002 between the Company and the investors listed on Schedule I thereto	The Company’s Registration Statement on Form S-3 filed May 23, 2002	333-88960	4.4

4.5	Registration Rights Agreement dated as of December 1997 between the person whose name and address appears on the signature page thereto and Amedisys, Inc.	The Company’s Registration Statement on Form S-3 filed March 11, 1998	333-47763	10.5

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
10.1*	Composite Amedisys, Inc. 1998 Stock Option Plan (inclusive of Plan amendments dated June 10, 2004, June 8, 2006 and June 22, 2006 and the full text of the Amedisys, Inc. 1998 Stock Option Plan)	The Company’s Registration Statement on Form S-8 filed June 22, 2007	333-143967	4.2

10.2*	Form of Restricted Stock Unit Agreement under the 1998 Stock Option Plan	The Company’s Current Report on Form 8-K/A filed April 24, 2007	0-24260	4.1

10.3*	Composite Amedisys, Inc. Employee Stock Purchase Plan (inclusive of Plan amendments dated June 7, 2007 and the full text of the Amedisys, Inc. Employee Stock Purchase Plan)	The Company’s Registration Statement on Form S-8 filed June 22, 2007	333-143967	4.3

10.4*	Composite Director’s Stock Option Plan (inclusive of Plan amendments dated June 10, 2004, and the full text of the Directors Stock Option Plan)	The Company’s Annual Report on Form 10-K for the year ended December 31, 2005	0-24260	10.4

10.5*	Employment Agreement dated December 19, 2007 by and between William F. Borne and the Company	The Company’s Current Report on Form 8-K filed December 26, 2007	0-24260	10.1

10.6*	Employment Agreement dated December 19, 2007 by and between Larry R. Graham and the Company	The Company’s Current Report on Form 8-K filed December 26, 2007	0-24260	10.2

10.7*	Employment Agreement dated December 19, 2007 by and between Dale E. Redman and the Company	The Company’s Current Report on Form 8-K filed December 26, 2007	0-24260	10.3

10.8*	Employment Agreement dated December 19, 2007 by and between Alice Ann Schwartz and the Company	The Company’s Current Report on Form 8-K filed December 26, 2007	0-24260	10.4

10.9*	Employment Agreement dated December 19, 2007 by and between Jeffrey D. Jeter and the Company	The Company’s Current Report on Form 8-K filed December 26, 2007	0-24260	10.5

10.10*	Employment Agreement dated October 23, 2006 between John Giblin and the Company	The Company’s Current Report on Form 8-K filed October 26, 2006	0-24260	10.1

10.11	Credit and Guaranty Agreement dated as of October 24, 2007, by and among Amedisys, Inc. and Amedisys Holding, L.L.C., as Borrowers, Certain Subsidiaries of Amedisys, Inc., as Guarantors, Various Lenders, CIBC World Markets Corp., as Joint Lead Arranger and Joint Book Runner, JPMorgan Securities, Inc., as Joint Lead Arranger, Joint Book Runner and Syndication Agent, and Canadian Imperial Bank of Commerce, New York Agency, as Administrative Agent	The Company’s Current Report on Form 8-K filed October 29, 2007	0-24260	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
†21.1	Subsidiaries of the Registrant

†23.1	Consent of KPMG LLP

†31.1	Certification of William F. Borne, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	Certification William F. Borne, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	Certification Dale E. Redman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002