Form 10-Q
period 2008-03-31
AMEDISYS INC
filed 2008-04-30
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 26,495,460 shares outstanding as of April 24, 2008.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$25,236	$56,190
Patient accounts receivable, net of allowance for doubtful accounts of $17,643 and $12,968 at March 31, 2008 and December 31, 2007, respectively	144,066	96,309
Prepaid expenses	10,714	6,023
Other current assets	3,858	5,991

Total current assets	183,874	164,513

Property and equipment, net	75,397	68,313
Goodwill	734,187	332,534
Intangible assets, net	27,888	14,301
Other assets, net	16,401	7,450

Total assets	$1,037,747	$587,111

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$21,520	$14,438
Accrued expenses	95,806	66,667
Obligations due Medicare	3,185	2,811
Current portion of long-term obligations	41,496	11,049
Current portion of deferred income taxes	11,155	6,771

Total current liabilities	173,162	101,736
Long-term obligations, less current portion	375,932	12,991
Deferred income taxes	13,329	18,495
Other long-term obligations	6,086	6,069

Total liabilities	568,509	139,291

Commitments and Contingencies—Note 7
Minority interests	805	849
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 26,569,933 and 26,473,762 shares issued at March 31, 2008 and December 31, 2007, respectively; and 26,464,815 and 26,368,644 shares outstanding at March 31, 2008 and December 31, 2007, respectively	27	26
Additional paid-in capital	302,871	297,802
Treasury stock at cost, 105,118 shares of common stock held at March 31, 2008 and December 31, 2007	(437)	(437)
Accumulated other comprehensive income (loss)	(62)	10
Retained earnings	166,034	149,570

Total stockholders’ equity	468,433	446,971

Total liabilities and stockholders’ equity	$1,037,747	$587,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands, except per share data)

(Unaudited)

	For the three-month periods ended March 31,
	2008	2007
Net service revenue	$213,087	$153,581
Cost of service, excluding depreciation and amortization	100,768	71,548
General and administrative expenses:
Salaries and benefits	45,948	32,763
Non-cash compensation	1,053	731
Other	33,056	25,106
Depreciation and amortization	4,424	2,741

Operating expenses	185,249	132,889

Operating income	27,838	20,692
Other income (expense):
Interest income	468	956
Interest expense	(1,126)	(93)
Miscellaneous, net	29	155

Total other income (expense)	(629)	1,018

Income before income taxes and minority interest	27,209	21,710
Income tax expense	(10,772)	(8,445)
Minority interests	27	—

Net income	$16,464	$13,265

Net income per common share:
Basic	$0.63	$0.52

Diluted	$0.62	$0.51

Weighted average shares outstanding:
Basic	26,191	25,634

Diluted	26,645	26,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the three-month periods ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$16,464	$13,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,424	2,741
Provision for doubtful accounts	3,595	2,552
Non-cash compensation expense	1,053	731
401(k) employer match expense	2,714	493
Loss on disposal of property and equipment	161	48
Deferred income taxes	1,324	(2,953)
Write off of deferred debt issuance costs	406	—
Minority interests	(27)	—
Equity in earnings of unconsolidated joint ventures	(150)	—
Amortization of deferred debt issuance costs	25	—
Return on equity investment	75
Changes in assets and liabilities, net of impact of acquisitions:
(Increase) decrease in patient accounts receivable	(13,689)	4,599
(Increase) decrease in other current assets	(523)	6,280
Decrease in other assets	76	226
(Decrease) in accounts payable	(638)	(3,362)
Increase in accrued expenses	10,382	10,690
Increase (decrease) in other long-term obligations	16	(58)
(Decrease) in obligations due Medicare	—	(211)

Net cash provided by operating activities	25,688	35,041

Cash Flows from Investing Activities:
Proceeds from sales and maturities of short-term investments	—	34,200
Proceeds from the sale of property and equipment	2	16
Deposits into restricted cash	—	(1,124)
Purchase of deferred compensation plan assets	(67)	—
Purchases of property and equipment	(5,305)	(7,232)
Acquisitions of businesses, net of cash acquired	(436,481)	(4,396)
Purchases of short-term investments	—	(34,200)

Net cash (used in) investing activities	(441,851)	(12,736)

Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options	244	1,010
Proceeds from issuance of stock to employee stock purchase plan	774	599
Tax benefit from stock option exercises	285	251
Proceeds from issuance of long-term obligations	395,000	—
Issuance costs related to issuance of long-term debt	(7,939)	—
Principal payments of long-term obligations	(3,155)	(903)

Net cash provided by financing activities	385,209	957

Net (decrease) increase in cash and cash equivalents	(30,954)	23,262
Cash and cash equivalents at beginning of period	56,190	84,221

Cash and cash equivalents at end of period	$25,236	$107,483

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$710	$91

Cash paid for income taxes, net of refunds received	$8,365	$777

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
Notes payable issued for acquisitions	$1,545	$1,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Nature of Operations

We, a Delaware corporation, are a multi-state provider of home health and hospice services with approximately 88% of our net service revenue derived from Medicare for the three-month period ended March 31, 2008.

As of March 31, 2008, we were located in 35 states within the United States, the District of Columbia and Puerto Rico with the following number of agencies. The agencies that were closed in 2008 were consolidated with agencies servicing the same areas.

	Owned and Operated Agencies		Managed Agencies
	Home health	Hospice	Home health	Hospice
At December 31, 2007	325	29	4	2
Acquisitions	114	8	—	—
Start-ups	9	1	—	—
Closed	(6)	—	—	—

At March 31, 2008	442	38	4	2

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly our financial position at March 31, 2008 and December 31, 2007, and our results of operations and our cash flows for the three-month periods ended March 31, 2008 and 2007 in accordance with U.S. generally accepted accounting principles (“GAAP”). Our results of operations for the interim period presented is not necessarily indicative of results of our operations for the entire year and have not been audited by our independent auditors. Readers of this report should also refer to our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission (“SEC”) on February 27, 2008.

Our accounting and reporting policies conform with GAAP. In preparing the condensed consolidated financial statements, we are required to make estimates and assumptions that impact the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, certain reclassifications have been made to prior period’s financial statements in order to conform to the current period’s presentation. For instance, we have reclassified $4.5 million from our general and administrative expenses to our cost of service for health care insurance costs and other miscellaneous expenses which are associated with our direct care employees for the three-month period ended March 31, 2007. Finally, as a result of our rapid growth, primarily through acquisitions, operating results may not be comparable for the periods that are presented.

These condensed consolidated financial statements include the accounts of Amedisys, Inc. and our wholly owned subsidiaries. We also consolidate subsidiaries and/or joint ventures when the entity is a variable interest entity and we are the primary beneficiary, as defined in the Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). For subsidiaries or joint ventures in which we do not have a controlling interest or that we are not the primary beneficiary as defined by FIN 46R, we record such entities as investments under the equity method of accounting. Third party equity interests in our consolidated joint ventures are reflected as minority interests in our condensed consolidated financial statements.

All significant intercompany accounts and transactions have been eliminated in our accompanying condensed consolidated financial statements, and business combinations accounted for as purchases have been included in our condensed consolidated financial statements from their respective dates of acquisition.

2. Revenue Recognition and Patient Accounts Receivable

We earn net service revenue through our home health and hospice agencies by providing a variety of services almost exclusively in the homes of our patients. This net service revenue is earned and billed either on an episode of care basis (60-day episode of care basis for home health services and 90-day episode of care basis for the first two hospice episodes of care and on a 60-day episode of care basis for any subsequent episodes) or on a per visit basis depending upon the reimbursement terms and conditions established with each payor for services provided. We refer to home health revenue earned and billed on a 60-day episode of care as episodic-based revenue.

Home Health Revenue Recognition

We earn our net service revenue for home health services from Medicare, Medicaid and other insurance carriers, including Medicare Advantage programs, for patients who have chosen not to be Medicare beneficiaries. The revenue earned from these other insurance carriers can either be reimbursed on episodic-based rates or per visit rates depending upon the reimbursement terms and conditions established with these payors.

Medicare Revenue

We primarily earn our net service revenue for home health services from Medicare. Medicare reimburses us at reimbursement rates based on the severity of the patient’s condition, his or her service needs and other factors relating to the cost of providing services and supplies, bundled into 60-day episodes of home health care. An episode of home health care spans a 60-day period, starting with the first day a billable visit is furnished and ending 60 days later or upon discharge, if earlier. If a patient is still in treatment on the 60th day, a recertification occurs and a new episode begins on the 61st day, regardless of whether a billable visit is rendered on that day and ends 60 days later. The first day of a consecutive episode, therefore, is not necessarily the new episode’s first billable visit. A base episode payment is established by the Medicare Program through federal legislation for all episodes of care, as follows:

Period	Base episode payment (1)

January 1, 2007 through December 31, 2007	$2,339
January 1, 2008 (2)	2,337
January 1, 2008 through December 31, 2008 (2)	2,270

(1)	The actual base episode payment rates, as presented in the table, vary depending on the home health resource groups (“HHRGs”) to which Medicare patients are assigned; the per episode payment is typically reduced or increased by such factors as our patient’s clinical, functional, and services utilization characteristics.
(2)	On August 22, 2007, CMS issued its final rule to redefine and update the Home Health Protective Payment System (“PPS”) for calendar year 2008 (“final rule”). The final rule provides more precise coding for morbidities and the differing health characteristics of longer-stay patients by increasing the number of HHRGs from 80 to 153, accounts more accurately for the impact of rehabilitation services on resource use, and replaces the single threshold (10 visits per episode) with three thresholds (at 6, 14 and 20 visits), as well as a system based on severity between each threshold and imposed new quality of care data collection requirements, among other requirements. As it relates to the system of payment based on severity between each episode of care, the final rule has differentiated base episodic payment amounts to provide funding for care that demands more in service needs, by basing the amount paid to each home health provider on the number of consecutive number of episodes of care (recertifications) that have been provided to each patient and the number of therapy visits that have been provided in each episode of care. For instance, a patient who is in episode one or two is considered to be in an early episode and patients in episodes three or more are considered to be in late episodes. In addition to the differentiation of each episode of care as an early or late episode, the final rule also calculates the payment made by Medicare to the home health provider by considering the number of therapy visits completed within each episode of care, with different threshold ranges at 0 to 13 therapy visits, 14 to 19 therapy visits and greater than 19 therapy visits. Thus, if the home health provider has a census with a higher acuity mix and multiple co-morbidities that require more intensive services, then the provider could experience an increase in their revenues. On the other hand, providers who service patients with lower case mix weights and less functional impairments, who require less intensive services could experience reduced revenue as payment is linked more closely to the comprehensive condition of the patient under the final rule.

As a result of the final rule changes, episodes that began prior to December 31, 2007 but concluded after January 1, 2008 were reimbursed at the base rate of $2,337 and episodes that began or will begin on or after January 1, 2008 and conclude prior to December 31, 2008, will be reimbursed at the base rate of $2,270.

Net service revenue is recorded under the Medicare reimbursement program (PPS) based on a 60-day episode reimbursement rate that is subject to adjustment based on certain variables including, but not limited, to: (a) an outlier payment if our patient’s care was unusually costly; (b) a low utilization adjustment (“LUPA”) if the number of visits was fewer than five; (c) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required (thresholds set at 6, 14 and 20 visits); (e) number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (f) changes in the base episode payments established by the Medicare Program; (g) adjustments to the base episode payments for case mix, geographic wages and low utilization; and, (h) recoveries of overpayments. Prior to the implementation of the new rule, revenue was also subject to adjustment if there were significant changes in the patient’s condition during the treatment period; however, this adjustment is no longer available under the new rule. Adjustments to revenue result from differences between estimated and actual reimbursement amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk.

At the end of each month, a portion of our revenue is estimated for episodes in progress based upon historical trends. As of March 31, 2008 and December 31, 2007, the difference between the funds received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was included as a reduction to our outstanding patient accounts receivable in our condensed consolidated balance sheets for such periods, since only a nominal amount represents cash collected in advance of providing services. We continuously compare the estimated reimbursement amounts recorded to the actual reimbursement received. Historically, any difference between estimated amounts recorded and actual amounts received has been immaterial. We believe, based on information available to us and based on our judgment, that changes to one or more of the factors that impact the accounting estimate for home health revenue, which are reasonably likely to occur from period to period, will not materially impact our reported financial results, our liquidity or our future financial results.

Non-Medicare Based Revenue

We earn our net service revenue for home health services through episodic-based rates or through per visit rates from Medicaid and other insurance carriers, including Medicare Advantage programs, for patients who have chosen not to be Medicare beneficiaries.

Episodic-based Revenue

We recognize revenue in a similar manner as we recognize Medicare reimbursed revenue for episodic-based rates that are reimbursed by Medicaid and other insurance carriers, including Medicare Advantage programs.

Non-episodic Based Revenue

We receive non-episodic based revenue from other sources for home health services, which primarily consist of private insurance companies, Medicare Advantage programs and private payors. We have entered into agreements with such third party payors that provide payments, generally on a per visit basis, for services rendered at amounts different from established rates. Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established rates or estimated reimbursement rates, as applicable. Allowances and contractual adjustments are recorded for the difference between the established rates and the amounts estimated to be payable by third parties and are deducted from gross revenue to determine net service revenue. Net service revenue is the estimated net amounts realizable from patients, third party payors and others for services rendered. We receive a minimal amount of our net service revenue from patients who are either self-insured or are obligated for an insurance co-payment.

Hospice Revenue Recognition

We determine how we recognize net service revenue for hospice-related services based on the payor type.

Hospice Medicare Revenue

Hospice services are generally billed to Medicare on a monthly basis for all patients. Each hospice provider is subject to payment caps for inpatient services; the cap is based on inpatient days, which cannot exceed 20% of all Medicare hospice days.

Overall Medicare reimbursement is also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of each hospice cap period. On a monthly and quarterly basis, we estimate our potential cap exposure using information available for both inpatient day limits as well as per beneficiary cap amounts. The total cap amount for each provider is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory amount that is indexed for inflation. The per beneficiary cap amounts were $21,410 for the twelve-month period ended October 31, 2007 and $20,585 for the twelve month period ended October 31, 2006. Any amounts received in excess of the beneficiary cap must be refunded to Medicare.

We have settled all years through October 31, 2005 without exceeding any of the cap limits and we have received notification for all but one of our providers that we have not exceeded any of the cap limits for the year ended October 31, 2006. For the fiscal year ended October 31, 2007, we believe that we did not exceed any of the cap limits and will have no amounts due to the fiscal intermediary with the exception of one provider for which we have currently recorded $0.1 million as other accrued liabilities in our accompanying condensed consolidated balance sheet as of March 31, 2008 and December 31, 2007 for potential cap limit exposure related specifically to the October 31, 2007 cap year. For the fiscal year ended October 31, 2008, we believe that we will not materially exceed any of the cap limits, but we continue to monitor these limits as the year proceeds and as we integrate our recent acquisitions (See Note 3 for additional information on recent acquisitions).

We believe that changes to one or more of the factors that impact the accounting estimate for hospice revenue, which are reasonably likely to occur from period to period, will not materially impact our reported financial results, our liquidity or our future financial results.

Hospice Non-Medicare Revenue

We have entered into agreements with third party payors, including Medicaid, which provide payments for services rendered at amounts different from established rates for hospice services provided. Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established rates or estimated reimbursement rates, as applicable. Allowances and contractual adjustments are recorded for the difference between our established rates and the amounts estimated to be payable by third parties and are deducted from gross revenue to determine our net service revenue. Net service revenue is the estimated net amounts realizable from patients, third party payors, Medicaid and others for services rendered, including estimated retroactive adjustments under reimbursement agreements. We receive a minimal amount of our net service revenue from patients who are either self-insured or are obligated for an insurance co-payment.

Collectibility of Patient Accounts Receivable

We report patient accounts receivable net of estimated allowances for doubtful accounts and adjustments. Patient accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, other third-party payors and patients. To provide for patient accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk to us for concentrations of receivables is limited due to the significance of Medicare as our primary payor. We do not believe that there are any other significant concentrations of receivables from any particular payor that would subject us to any significant credit risk in the collection of our patient accounts receivable.

Our process for estimating the allowance for doubtful accounts is based upon our assessment of historical and expected net collections, business and economic conditions, and trends in reimbursement. The collection process begins with a concerted effort to ensure that our billings are accurate through the utilization of an electronic Medicare claim review referred to as a scrubber for Medicare claims and through electronic billing with other payors. As claims pass through our collections process, we continually monitor the aging of outstanding claims. As aged claims are identified, we research each individual outstanding claim to increase our likelihood of successful collections, which can include, but is not limited to, resubmission of the claim to the payor, contacting the payor directly to clarify any issues or to provide additional requested information to allow for the claim to be processed. If these efforts prove to be unsuccessful and we have exhausted all other collection alternatives, we will write off our aged, outstanding patient accounts receivable.

Medicare

We derived approximately 88% of our net service revenue from Medicare during the three-month period ended March 31, 2008, which was generated by our home health and hospice operations.

Home Health

For our Medicare claims associated with our home health operations a portion of our estimated PPS reimbursement from each submitted home health episode is received in the form of a RAP. We submit a RAP for 60% of our estimated reimbursement for the initial episode at the start of care. The full amount of the episode is billed after the episode has been completed (“final billed”). The RAP received for that particular episode is then deducted from our final payment. If a final bill is not submitted within the greater of 120 days from the start of the episode, or 60 days from the date the RAP was paid, any RAPs received for that episode will be recouped by Medicare from any other claims in process for that particular provider number. The RAP and final claim must then be re-submitted. For any subsequent episodes of care contiguous with the first episode for a particular patient, we submit a RAP for 50% of the estimated reimbursement. For payment differences between the estimated reimbursement and the amount final billed, we estimate the impact of such payment adjustments based on our historical experience and record this estimate during the period services are rendered as a contractual adjustment to revenue. As such, we believe the amount reflected in our patient accounts receivable accurately represents the amount we will be reimbursed by Medicare.

Hospice

For our Medicare patients associated with our hospice operations, our pre-billing process includes the keying of each patient’s notice of election form to ensure that we are eligible for payment from Medicare for the services that we provide to each of our patients. Once each patient has been confirmed for eligibility, we will bill monthly for all patients. As part of our billing process, we utilize automated systems to assist in improving the quality of our electronically submitted claims. To provide for our patient accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying amount of the receivables to their estimated net realizable value. As such, we believe the amount reflected in our patient accounts receivable accurately represents the amount we will be reimbursed by Medicare.

Non-Medicare

We derived approximately 12% of our net service revenue from non-Medicare accounts during the three-month period ended March 31, 2008. Non-Medicare accounts are billed based upon payor requirements and include multiple third party payors. We routinely perform pre-billing reviews to improve the quality of our filed claims and utilize automated systems to assist in improving the quality of our electronically submitted claims. To provide for our patient accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying amount of the receivables to their estimated net realizable value. Our review and evaluation of non-Medicare accounts includes a detailed review of outstanding balances and special consideration to concentrations of receivables from particular payors or groups of payors with similar characteristics that would subject us to any significant credit risk. Where such groups have been identified, we have given special consideration to both the billing methodology and evaluation of the ultimate collectibility of the accounts. In addition, the amount of the provision for doubtful accounts is based upon our assessment of historical and expected net collections, business and economic conditions, trends in reimbursement and an evaluation of collectibility based upon the date that the service was provided. Doubtful accounts are written off when we have determined the account will not be collected. Based upon our best judgment, we believe the provision for doubtful accounts adequately provides for accounts that will not be collected.

3. Acquisitions

Each of the following acquisitions was completed in order to pursue our strategy of achieving market presence by expanding our service base and enhancing our position in certain geographic areas as a leading provider of home health and hospice services. The purchase price of each acquisition was determined based on our analysis of, among other things, comparable acquisitions and expected cash flows. Each of the following acquisitions completed was accounted for as a purchase and is included in our financial statements from the respective acquisition date. Goodwill generated from the acquisitions was recognized for the excess of the purchase price over tangible and identifiable intangible assets given the expected contributions of each acquisition to our overall corporate strategy.

Summary of 2008 Acquisitions

			(dollars in millions)
			Purchase Price (1)		Purchase Price Allocation		Number of Agencies
	Date	Acquired Entity (location of assets)	Cash	Promissory Note	Goodwill	Other Intangible Assets	Home Health	Hospice	Number of States
*	March 26, 2008	TLC Health Care Services, Inc. (“TLC”) (2)	$394.5	$—	$366.8	$8.7	89	8	21
*	February 28, 2008	Family Home Health Care, Inc. & Comprehensive Home Healthcare Services, Inc. (“HMA”) (3)	41.0	1.3	33.7	5.2	24	—	2
†	January 1, 2008	Carolina, Puerto Rico	1.0	0.2	1.1	0.1	1	—	N/A

			$436.5	$1.5	$401.6	$14.0	114	8

(1)	The total purchase price does not include such items as closing costs or other miscellaneous amounts that have been included in the value recorded for goodwill and other intangible assets.
(2)	One of the locations assumed in the acquisition of TLC was located in the District of Columbia. The three home health agencies and three hospice agencies of the West Virginia portion of the acquisition have been excluded as detailed below.
(3)	The allocation of the purchase price also includes $5.7 million in accounts receivable, $0.2 million in other current assets, $0.2 million in property, plant and equipment, $0.1 million in deferred tax asset, $1.1 million in accounts payable and $1.6 million in other liabilities.
*	denotes stock purchase transaction
†	denotes asset purchase transaction

On March 26, 2008, we acquired 100% of the stock of TLC, a privately-held provider of home nursing and hospice services with 92 home health and 11 hospice agencies located in 22 states and the District of Columbia for a total purchase price of $394.5 million (subject to certain adjustments), of which $16.7 million was placed in escrow for indemnification purposes, working capital purchase price adjustments and $0.9 million for TLC’s West Virginia agencies, discussed below. In addition, we incurred approximately $1.9 million in closing costs associated with the acquisition. The purchase price was financed with cash on hand on the date of the transaction and proceeds from new indebtedness incurred by us as described in Note 8. As of March 31, 2008, we allocated the aggregate purchase price to the assets acquired and liabilities assumed based upon a preliminary estimate of their fair values. We anticipate that our valuation of the related assets and liabilities will be finalized during the fourth quarter of 2008. The $366.8 million excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired at the date of acquisition plus the closing costs incurred were allocated to goodwill, of which $196.2 million is expected to be deductible for income tax purposes over approximately 15 years.

As part of the TLC transaction, we became obligated under certain agreements to allow six different unaffiliated companies to operate within designated territories utilizing our resources. Our resources that will be utilized include, but are not limited to, our operating licenses, our trade names, our policies and procedures, our accounting and office systems and other administrative support. Under these agreements, the unaffiliated companies and us share the gross profit generated by the associated agencies, which is based on a defined formula. Generally, the agreements pay the unaffiliated companies at a rate of 60% of the gross profit attributable to each agency associated with the agreements.

As of the date of closing the TLC acquisition, we were not able to close on TLC’s West Virginia agencies, which included the assets of three home health agencies and three hospice agencies due to necessary regulatory approvals associated with West Virginia Certificates of Need (“CON”) requirements. As a result, $0.9 million of the $394.5 million cash purchase price was placed into escrow until the necessary regulatory approvals are obtained. These three home health agencies and three hospice agencies are not included in the total number of home health and hospice agencies as of March 31, 2008. We expect to receive the West Virginia regulatory approvals during the second quarter of 2008.

We believe that the TLC acquisition provided a market presence complementary to the geographic markets that existed for our home health and hospice businesses. The following table summarizes the estimated fair values of the TLC assets acquired and liabilities assumed on March 26, 2008 (amounts in thousands).

Accounts receivable, net	$32,000
Property and equipment	5,518
Goodwill	366,765
Intangible assets	8,700
Deferred taxes	2,028
Other current assets	1,748
Other assets	1,534
Current liabilities	(23,847)

$394,446

The intangible assets included in the table above include a preliminary value of $7.2 million for certificates of need and $1.5 million for non-compete agreements. The non-compete agreements will be amortized over a weighted-average period of 2.0 years.

The following table contains pro forma condensed consolidated income statement information assuming that the TLC transaction closed on January 1, 2007, for the three-month periods ended March 31, 2008 and 2007 (amounts in thousands except per share data). These pro forma disclosures include adjustments to the preacquisition, unaudited historical results of TLC for interest expense, amortization of intangible assets and amortization of deferred debt issuance costs to reflect results that are more representative of the combined results of the transaction if it had occurred on January 1, 2007. This pro forma information excludes all other acquisitions as they are not considered significant for pro forma disclosure. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred had the TLC transaction occurred as presented. In addition, future results may vary significantly from the results reflected in the pro forma information.

	2008	2007
Net service revenue	$293,301	$222,244
Operating income	36,509	26,329
Net income	18,950	13,718
Basic earnings per share	$0.72	$0.54
Diluted earnings per share	$0.71	$0.53

4. Details of Certain Balance Sheet Accounts

Additional information regarding certain balance sheet accounts is presented below (amounts in thousands):

	March 31, 2008 (unaudited)	December 31, 2007
Other current assets:
Payroll tax escrow	$1,713	$3,113
Other	2,145	2,878

	$3,858	$5,991

Property and equipment:
Land	$3,119	$3,119
Building and leasehold improvements	21,712	21,447
Equipment and furniture	62,279	54,515
Computer software	13,959	13,998

	101,069	93,079
Less: accumulated depreciation	(25,672)	(24,766)

	$75,397	$68,313

Other assets:
Workers’ compensation deposits	$2,541	$2,550
Health insurance deposits	801	801
Other miscellaneous deposits	2,594	967
Deferred financing fees	7,939	448
Other	2,526	2,684

	$16,401	$7,450

Accrued expenses:
Payroll and payroll taxes	$62,454	$43,322
Self insurance	11,621	9,919
Legal and other settlements	2,448	2,375
Income taxes payable	3,049	2,392
Other	16,234	8,659

	$95,806	$66,667

5. Goodwill and Other Intangible Assets

The following table summarizes the activity related to our goodwill and our other intangible assets for the three-month period ended March 31, 2008 (amounts in thousands):

	Goodwill	Certificates of Need and Licenses	Acquired Name of Business	Non-Compete Agreements (1)
Balances at December 31, 2007	$332,534	$8,680	$3,300	$2,321
Additions	401,623	12,054	—	1,945
Adjustments related to acquisitions	30	—	—	—
Amortization	—	—	—	(412)

Balances at March 31, 2008	$734,187	$20,734	$3,300	$3,854

(1)	The weighted-average amortization period of our non-compete agreements is 2.0 years.

6. Weighted-Average Shares Outstanding

Net income per common share, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The following table sets forth, for the periods indicated, shares used in our computation of the weighted-average shares outstanding, which are used to calculate our basic and diluted net income per common share (amounts in thousands):

	For the three-month periods ended March 31,
	2008	2007
Weighted average number of shares outstanding - basic	26,191	25,634
Effect of dilutive securities
Stock options	326	333
Warrants	38	34
Non-vested stock and stock units	90	40

Weighted average number of shares outstanding - diluted	26,645	26,041

The following table sets forth shares that were anti-dilutive to the computation of diluted net income per common share (amounts in thousands):

	For the three-month periods ended March 31,
	2008	2007
Anti-dilutive securities	3	53

7. Commitments and Contingencies

Legal Proceedings

We are involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which may not be covered by insurance. We do not believe that these actions, when finally concluded and determined, will have a material adverse impact on our financial position, results of operations or cash flows.

Insurance

We are obligated for certain costs associated with certain of our insurance programs, including employee health, workers’ compensation and professional liability. While we maintain various insurance programs to cover these risks, we are self-insured for a substantial portion of our potential claims, as described in the table below. We recognize our obligations associated with these costs in the period in which a claim is incurred, including with respect to both reported claims and claims incurred but not reported, up to specified deductible limits. These costs have generally been estimated based on historical data of our claims experience. Such estimates, and the resulting reserves, are reviewed and updated by us on a quarterly basis.

The following table presents details of our insurance programs, including amounts accrued for the periods indicated (amounts in thousands, except insurance coverage amounts) in accrued expenses in our accompanying balance sheets:

Type of Insurance	Coverage	March 31, 2008 (unaudited)	December 31, 2007
Health insurance	Claims in excess of $250,000	$3,561	$3,064
Workers’ Compensation	Claims in excess of $250,000	11,021	9,688
Professional Liability	Claims in excess of $100,000	1,494	1,499

8. Long-Term Obligations

Long-term debt, including capital lease obligations, consisted of the following for the periods indicated (amounts in thousands):

	March 31, 2008 (unaudited)	December 31, 2007
Senior Notes:
$35.0 million Series A Notes; semi-annual interest only payments; interest rate at 6.07% per annum; due March 25, 2013	$35,000	$—
$30.0 million Series B Notes; semi-annual interest only payments; interest rate at 6.28% per annum; due March 25, 2014	30,000	—
$35.0 million Series C Notes; semi-annual interest only payments; interest rate at 6.49% per annum; due March 25, 2015	35,000	—
$150.0 million Term Loan; $7.5 million principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (4.46% at March 31, 2008); due March 26, 2013	150,000	—
$250.0 million Revolving Credit Facility; interest only quarterly payments; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (4.46% at March 31, 2008); due March 26, 2013	145,000	—
Promissory notes	22,090	23,645
Capital leases	338	395

	417,428	24,040
Less: current portion of long-term obligations:
Term Loan	(30,000)	—
Promissory notes	(11,364)	(10,891)
Capital leases	(132)	(158)

Total current portion of long-term obligations	(41,496)	(11,049)

Total	$375,932	$12,991

Senior Notes, Term Loan and Revolving Credit Facility

In connection with our March 2008 acquisition of TLC, we incurred additional indebtedness by (i) issuing $100.0 million in senior notes and (ii) entering into a $400.0 million credit agreement that provides for a $150.0 million term loan and a $250.0 million revolving credit facility, all of which are described in detail below. See Note 3 for more information regarding the TLC acquisition.

On March 25, 2008, we entered into a new $100.0 million Note Purchase Agreement (the “Note Purchase Agreement”), pursuant to which we issued and sold on March 26, 2008, three series of Senior Notes (the “Senior Notes”) in the aggregate principal amount of $100.0 million. Interest on the Senior Notes is payable at the prescribed rates semi-annually on March 25 and September 25 of each year beginning September 25, 2008. The Senior Notes are unsecured, but are guaranteed by all of our material subsidiaries.

On March 26, 2008, we entered into a new $400.0 million Credit Agreement (the “Credit Agreement”), which consists of: (i) a $150.0 million, five-year Term Loan (the “Term Loan”), and (ii) a $250.0 million, five-year Revolving Credit Facility (the “Revolving Credit

Facility”). The Revolving Credit Facility provides for and includes within its $250.0 million limit a $15.0 million swingline facility and commitments for up to $25.0 million in letters of credit. The Revolving Credit Facility may be utilized by us to provide ongoing working capital and for other general corporate purposes. The Term Loan and Revolving Credit Facility are unsecured, but are guaranteed by all of our material subsidiaries.

The proceeds of the Term Loan, our initial draw of $145.0 million under the Revolving Credit Facility, and the proceeds from the issuance of the Senior Notes were utilized by us (a) to fund the purchase price of the TLC acquisition; (b) pay transaction and other expenses associated with the TLC acquisition and the closings contemplated by the Credit Agreement and the Note Purchase Agreement; and (c) for other general corporate purposes. In addition, in connection with the new debt, we recorded $7.9 million in deferred debt issuance costs as other assets in our condensed consolidated balance sheet, which will be amortized over the term of the debt.

The Term Loan is repayable in 20 equal quarterly installments of $7.5 million plus accrued interest beginning on June 30, 2008, with any remaining balance due at maturity on March 26, 2013. Upon occurrence of certain events, including our issuance of capital stock and certain asset sales by us where the cash proceeds are not reinvested, mandatory prepayments are required in the amounts specified in the Credit Agreement and Note Purchase Agreement. In the event of a mandatory prepayment, the amounts would be applied in the following priority: Senior Notes, Term Loan, and lastly the Revolving Credit Facility.

Borrowings under the Term Loan and Revolving Credit Facility, which are not within the swingline facility or letters of credit, are subject to classification as either ABR loans or Eurodollar rate (i.e. LIBOR) loans, as selected by us. Outstanding principle balances of ABR loans are subject to an interest rate based on the ABR Rate, which is set as the greater of the Prime Rate or the Federal Funds Rate plus 0.50% per annum plus an applicable margin, and outstanding principal balances of Eurodollar rate loans are subject to an interest rate as determined by reference to the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus an applicable margin. The applicable margin is determined by our leverage ratio as presented in the table below for both the Term Loan and the Revolving Credit Facility. Overdue amounts bear interest at 2% per annum above the applicable rate. We are also subject to a commitment fee under the terms of the Revolving Credit Facility, payable quarterly in arrears, as presented in the table below.

Total Leverage Ratio	Margin for ABR Loans	Margin for Eurodollar Loans	Commitment Fee
≥ 3.00	1.00%	2.00%	0.40%
< 3.00 and ≥ 2.50	0.75%	1.75%	0.35%
< 2.50 and ≥ 2.00	0.50%	1.50%	0.30%
< 2.00 and ≥ 1.50	0.25%	1.25%	0.25%
< 1.50 and ≥ 1.00	0.00%	1.00%	0.20%
< 1.00	0.00%	0.75%	0.15%

As of March 31, 2008 our leverage ratio was less than 3.00, therefore the margin on our Eurodollar loans was subject to a margin of 1.75% resulting in a weighted-average interest rate for the Term Loan and the Revolving Credit Facility of 5.74%.

The Credit Agreement and the Note Purchase Agreement require us to meet two financial covenants which are calculated on a rolling four quarter basis. One is a leverage ratio of the debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and the second is a fixed charge coverage ratio of adjusted EBITDA plus rent expense. The Credit Agreement also contains customary covenants, including, but not limited to, restrictions on (a) incurrence of liens; (b) incurrence of additional debt; (c) sales of assets or other fundamental corporate changes; (d) investments; (e) declarations of dividends; and (f) capital expenditures. These covenants contain customary exclusions and baskets. At March 31, 2008, we believe we were in compliance with the covenants in the Credit Agreement and the Note Purchase Agreement.

In connection with the new credit facilities described above, we terminated our existing $100.0 million three-year, Revolving Credit Agreement that we had entered into on October 24, 2007 and expensed $0.4 million of unamortized deferred debt issuance costs during the three-month period ended March 31, 2008.

Promissory Notes

From time to time, we elect to issue promissory notes in conjunction with our acquisitions for a portion of the purchase price. The notes that were outstanding as of March 31, 2008 were generally issued for three-year periods, range in amounts between $0.2 million and $9.9 million and bear interest in a range of 3.83% to 10.25%.

Capital Leases

We have acquired certain equipment under capital leases for which the related liabilities have been recorded at the present value of future minimum lease payments due under the leases.

9. Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which provides expanded disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires expanded disclosure including, the fair value of derivative instruments and their gains or losses in a tabular format, information about credit risk, and strategies and objectives for using derivative instruments. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. SAFS 161 will only have an impact on our consolidated financial statements if we enter into any derivative or hedging activity in the future.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Quarterly Report on Form 10-Q or in information incorporated by reference, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those projected therein. These risks and uncertainties include, but are not limited to: general economic and business conditions, changes in or failure to comply with existing regulations or the inability to comply with new government regulations on a timely basis, changes in Medicare and other medical reimbursement levels, our ability to complete acquisitions we announce from time to time, and any financing related thereto, our ability to meet debt service requirements, comply with covenants in debt agreements, adverse changes in federal and state laws relating to the health care industry, demographic changes, availability and terms of capital, our ability to attract and retain qualified personnel, ongoing development and success of new start-ups, our ability to successfully integrate newly acquired agencies, changes in estimates and judgments associated with critical accounting policies and business disruption due to natural disasters or acts of terrorism, and various other matters, many of which are beyond our control.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based. For a discussion of some of the factors discussed above as well as additional factors, see (a) Part II, Item 1A. – “Risk Factors” in this Quarterly Report on Form 10-Q, and (b) our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2008, particularly Part I, Item 1A. – “Risk Factors” therein, which are incorporated herein by reference.

Unless otherwise provided, “Amedisys,” “we,” “us,” “our” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.

A copy of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 as filed with the SEC, including all exhibits, is available on our internet website at http://www.amedisys.com on the “Investors” page under the “SEC Filings” link.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three-month period ended March 31, 2008. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 27, 2008, which are incorporated herein by this reference.

OVERVIEW

We are a leading provider of high-quality, low-cost home health services to the chronic, co-morbid, aging American population. The services that we provide on a multi-state basis include both home health and hospice services with over 14,500 employees and approximately 88% of our revenue derived from Medicare. As of March 31, 2008, we owned and operated 442 Medicare-certified home health agencies, 38 Medicare-certified hospice agencies and managed the operations of four other Medicare-certified home health agencies and two other Medicare-certified hospice agencies in 35 states throughout the United States, the District of Columbia and Puerto Rico. Our typical home health patient is Medicare eligible, 80 to 84 years old and takes approximately nine different medications on a daily basis. For our home health patients, we typically receive a 60-day episodic-based payment from Medicare. Our care for each home health patient focuses on improving the quality of life by evaluating the health condition of each patient; developing a doctor approved plan of care for each episode of care to achieve certain goals for each individual patient, which can be followed up with additionally paid episodes of care, if deemed necessary; and educating each patient on how to either maintain or continue to improve upon their health on an ongoing basis after they leave our care.

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

Recent Developments

Acquisitions

		(dollars in millions)
		Purchase Price		Purchase Price Allocation		Number of Agencies
Date	Acquired Entity (location of assets)	Cash	Promissory Note	Goodwill	Other Intangible	Home Health	Hospice	Number of States
March 26, 2008	TLC Health Care Services, Inc. (“TLC”)	$394.5	$—	$366.8	$8.7	89	8	21
February 28, 2008	Family Home Health Care, Inc. & Comprehensive Home Healthcare Services, Inc. (“HMA”)	41.0	1.3	33.7	5.2	24	—	2
January 1, 2008	Carolina, Puerto Rico	1.0	0.2	1.1	0.1	1	—	N/A

		$436.5	$1.5	$401.6	$14.0	114	8

Reimbursement

On April 28, 2008, the Centers for Medicare & Medicaid Services (“CMS”) posted a display copy of a Proposed Rule that would update and revise the Medicare hospice wage index for fiscal year 2009. The Proposed Rule includes a phase out of the Medicare hospice budget neutrality adjustment over 3 years and clarifies wage index issues pertaining to the definition of rural and urban areas and to multi-campus hospital facilities. The Proposed Rule is open for public comment for a period of 60 days from the date of the release. We are currently evaluating the net impact to our consolidated results of operations and cash flows for the Proposed Rule.

RESULTS OF OPERATIONS

Our operating results may not be comparable for the three-month period ended March 31, 2008 as compared to the three-month period ended March 31, 2007, primarily as a result of our acquisitions and start-up agencies. When we refer to base business, we mean home health and hospice agencies that we have operated for at least the last twelve months; when we refer to acquisitions, we mean home health and hospice agencies that we acquired within the last twelve months; and when we refer to start-ups, we mean any new location opened by us in the last twelve months. Once an agency location has been in operation for a twelve month period, the results for that particular agency are included as part of our base business from that date forward. When we refer to our internal growth rate, we mean our internal growth rate as calculated by the percentage increase in our total episodic-based admissions of our base and start-up agencies in the current period, as compared to admissions of our total episodic-based admissions from the prior period. When we refer to our internal revenue growth, we mean our internal revenue growth as calculated by the percentage increase in our total episodic-based revenue of our base and start-up agencies in the current period, as compared to revenue of our total episodic-based revenue from the prior period. When we refer to episodic-based admissions, we mean admissions of payors that reimburse on an episodic-basis, which include Medicare and other insurance carriers, including Medicare Advantage programs.

As indicated in the risk factors incorporated or set forth herein, reductions to Medicare rates and/or changes in Medicare reimbursement methodology could have a material adverse impact on our results of operations.

Three-Month Period Ended March 31, 2008 Compared to the Three-Month Period Ended March 31, 2007

Net Service Revenue

We are dependent on Medicare for a significant portion of our revenue. Approximately 88% and 91% of our net service revenue was derived from Medicare for the three-month periods ended March 31, 2008 and 2007, respectively. The change in concentration of our net service revenue was primarily due to Medicare patients transitioning to other insurance carriers, including Medicare Advantage programs.

The following table summarizes our net service revenue growth (amounts in millions):

	For the three-month period ended March 31, 2008
	Base/Start-ups	Acquisitions	Total	For the three-month period ended March 31, 2007
Home health revenue:
Medicare revenue	$159.1	$16.2	$175.3	$130.8
Non-Medicare revenue	19.8	5.1	24.9	13.2

	178.9	21.3	200.2	144.0

Hospice revenue:
Medicare revenue	9.5	2.6	12.1	8.9
Non-Medicare revenue	0.6	0.2	0.8	0.7

	10.1	2.8	12.9	9.6

Total revenue:
Medicare revenue	168.6	18.8	187.4	139.7
Non-Medicare revenue	20.4	5.3	25.7	13.9

	$189.0	$24.1	$213.1	$153.6

Our net service revenue increased $59.5 million from 2007 to 2008. The increase was primarily related to $24.1 million in acquisition revenue, an increase in our recertifications, an increase in our average revenue per episode and an increase in admissions.

The following table summarizes our growth in total home health patient admissions:

	For the three-month period ended March 31, 2008
	Base/Start-ups	Acquisitions	Total	For the three-month period ended March 31, 2007
Admissions:
Medicare	30,361	4,519	34,880	29,300
Non-Medicare	7,871	2,255	10,126	7,698

	38,232	6,774	45,006	36,998

The following table summarizes our home health patient admissions based on how we are paid for our services and our internal growth rate:

	For the three-month period ended March 31, 2008
	Base/Start-ups	Acquisitions	Total	For the three-month period ended March 31, 2007
Admissions:
Episodic	33,719	5,140	38,859	31,599
Non-episodic	4,513	1,634	6,147	5,399

	38,232	6,774	45,006	36,998

Internal growth rate			7%	15%

Cost of Service, excluding Depreciation and Amortization

Effective January 1, 2008, we have reclassified certain costs (primarily health care insurance) from our general and administrative expenses to our cost of service. As a result, our cost of service consists of the following expenses incurred by our clinical and clerical personnel in our agencies:

•	salaries and related benefits (including health care insurance and worker’s compensation);

•	transportation expenses (primarily reimbursed mileage); and

•	supplies and services expenses (including payments to contract therapists).

As a result of this reclassification, we have conformed the prior period results to the current year presentation and thus have reclassified $4.5 million for the three-month period ended March 31, 2007 from general and administrative expenses to cost of service. We expect our general and administrative expenses to decrease as a percentage of our net service revenue as a result of such changes, both historically and into future periods.

The following summarizes our visit and cost per visit information:

	For the three-month period ended March 31, 2008
	Base/Start-ups	Acquisitions	Total	For the three-month period ended March 31, 2007
Cost of service (amounts in millions):
Home health	$80.0	$12.6	$92.6	$65.4
Hospice	6.4	1.8	8.2	6.1

	$86.4	$14.4	$100.8	$71.5

Home health:
Visits during the period:
Medicare	990,090	93,220	1,083,310	849,849
Non-Medicare	160,495	37,152	197,647	122,326

	1,150,585	130,372	1,280,957	972,175

Home health cost per visit (1)	$69.49	$96.52	$72.24	$67.32

(1)	We calculate home health cost per visit as home health cost of service divided by total home health visits during the period.

Of the $29.3 million increase in cost of service, $14.9 million is related to increased costs in our base business, inclusive of start-ups and $14.4 million is related to acquisitions. The $14.9 million increase in base business expenses consisted primarily of $14.2 million related to salaries, taxes and benefits and $0.7 million related to travel and training. Typically, acquired locations take up to 18 to 24 months to reach the labor efficiencies of existing operations.

General and Administrative Expenses, Depreciation and Amortization and Other Income (Expense), net

The following table summarizes our general and administrative expenses, depreciation and amortization expense and other income (expense), net (amounts in thousands):

	For the three-month periods ended March 31,
	2008	2007
General and administrative expenses:
Salaries and benefits	$45,948	$32,763
Non-cash compensation	1,053	731
Other	33,056	25,106
Depreciation and amortization	4,424	2,741
Other income (expense), net	(629)	1,018

Salaries and benefits increased $13.2 million due primarily to increased personnel costs related to our field administrative staff necessitated by our internal growth and acquisitions.

Other general and administrative expenses increased $8.0 million, which consisted primarily of a $6.0 million increase as the result of our acquisition and start-up activities and $1.9 million increase in our base business travel and training expenses during the three-month period ended March 31, 2008.

Income Tax Expense

The following table summarizes our income tax expense and estimated income tax rate (amounts in thousands, except for estimated income tax rate):

	For the three-month periods ended March 31,
	2008	2007
Income before income taxes and minority interest	$27,209	$21,710
Income tax (expense)	(10,772)	(8,445)
Estimated income tax rate	39.6%	38.9%

The increase in income tax expense of $2.3 million is attributable to an increase in income before income taxes and minority interests and an increase in the estimated income tax rate. The increase in the estimated income tax rate is primarily attributable to the expiration of Hurricane Katrina Employment credits in August 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for Three-Month Period Ended March 31, 2008 compared to Three-Month Period Ended March 31, 2007

The following table summarizes our cash flows for the periods indicated (amounts in thousands):

	For the three-month periods ended March 31,
	2008	2007
Cash provided by operating activities	$25,688	$35,041
Cash (used in) investing activities	(441,851)	(12,736)
Cash provided by financing activities	385,209	957

Net (decrease) increase in cash and cash equivalents	(30,954)	23,262
Cash and cash equivalents at beginning of period	56,190	84,221

Cash and cash equivalents at end of period	$25,236	$107,483

Operating cash flows decreased by $9.4 million during the three-month period ended March 31, 2008 compared to the same period in 2007, primarily as a result of a $13.7 million increase in our outstanding patient accounts receivable, net of acquisitions which was offset by an increase in our results of operations.

Investing cash outflows increased $429.1 million during the three-month period ended March 31, 2008 compared to the same period in 2007, primarily due to our acquisitions of TLC and HMA (See Note 3 for additional information related to our acquisitions).

Financing cash flows increased $384.3 million during the three-month period ended March 31, 2008 compared to the same period in 2007, primarily due to the proceeds related to our new $150.0 million Term Loan, an initial draw of $145.0 million under our new $250.0 million Revolving Credit Facility and the proceeds from our issuance of $100.0 million in Senior Notes, which were used for the funding of the TLC acquisition, as well as other items as detailed below in Indebtedness. This was partially offset by $7.9 million in deferred debt issuance costs incurred as part of the TLC acquisition and $2.3 million increase in principal payments of our long-term obligations (See Note 3 for additional information related to our acquisitions).

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program; however, from time to time, we can and do obtain additional sources of liquidity through sales of our equity or by incurring additional indebtedness. As of March 31, 2008, we had $25.2 million in cash and cash equivalents, $250.0 million of availability for the issuance of any combination of preferred and common stock, if needed, under our effective shelf registration statement, and $105.0 million in availability under our $250.0 million Revolving Credit Facility.

In addition, due primarily to the acquisitions that occurred during the first quarter of 2008 and prior periods, we completed the three-month period ended March 31, 2008 with $417.4 million in indebtedness, which consisted of $150.0 million outstanding under our Term Loan, $145.0 million outstanding under our Revolving Credit Facility (with $9.1 million in outstanding letters of credit, primarily related to workers’ compensation insurance), $100.0 million outstanding under our Senior Notes, $22.1 million outstanding under our promissory notes related to acquisitions and $0.3 million under our outstanding capital leases.

During the three-month period ended March 31, 2008, we made $5.3 million in capital expenditures, of which $3.3 million was considered routine and $2.0 million related to the deployment of our point of care system to our recently acquired agencies. For the remainder of 2008, we anticipate spending approximately $5.5 million for the completion of our deployment of our point of care system to recently acquired agencies and $8.0 million for routine capital expenditures.

Based on our operating forecasts and our new debt service requirements(described below in Indebtedness), we believe we will have sufficient cash to fund our operations, capital requirements and debt service requirements over the next twelve months. However, our liquidity is dependent upon a number of factors influencing forecasts of earnings and operating cash flows. These factors include patient growth, attaining expected results from acquisitions including our integration efforts, our ability to manage our operations based upon certain staffing formulas and certain assumptions of our reimbursement by Medicare. Our reimbursement by Medicare is subject to a number of factors including, but not limited to, recommendations made by the Medicare Payment Advisory Commission (“MedPAC”) to the United States Congress (“Congress”), legislation changes made by Congress that directly impact the reimbursement rates paid by Medicare, or changes made by CMS. We continually monitor regulatory and reimbursement changes proposed and made to the Medicare reimbursement methodology to properly plan and manage our current and future liquidity needs. In addition, we have certain other contingencies and reserves, including litigation reserves, recorded as liabilities in our accompanying condensed consolidated balance sheets that we may be required to pay in cash in the near future.

Indebtedness

Senior Notes, Term Loan and Revolving Credit Facility

In connection with our March 2008 acquisition of TLC, we incurred additional indebtedness by (i) issuing $100.0 million in senior notes and (ii) entering into a $400.0 million credit agreement that provides for a $150.0 million term loan and a $250.0 million revolving credit facility, all of which are described in detail below.

On March 25, 2008, we entered into a new $100.0 million Note Purchase Agreement (the “Note Purchase Agreement”), pursuant to which we issued and sold on March 26, 2008, three series of Senior Notes (the “Senior Notes”) in the aggregate principal amount of $100.0 million. Interest on the Senior Notes is payable at the prescribed rates semi-annually on March 25 and September 25 of each year beginning September 25, 2008. The Senior Notes are unsecured, but are guaranteed by all of our material subsidiaries.

On March 26, 2008, we entered into a new $400.0 million Credit Agreement (the “Credit Agreement”), which consists of: (i) a $150.0 million, five-year Term Loan (the “Term Loan”), and (ii) a $250.0 million, five-year Revolving Credit Facility (the “Revolving Credit Facility”). The Revolving Credit Facility provides for and includes within its $250.0 million limit a $15.0 million swingline facility and commitments for up to $25.0 million in letters of credit. The Revolving Credit Facility may be utilized by us to provide ongoing working capital and for other general corporate purposes. The Term Loan and Revolving Credit Facility are unsecured, but are guaranteed by all of our material subsidiaries.

The proceeds of the Term Loan, our initial draw of $145.0 million under the Revolving Credit Facility, and the proceeds from the issuance of the Senior Notes were utilized by us (a) to fund the purchase price of the TLC acquisition; (b) pay transaction and other expenses associated with the TLC acquisition and the closings contemplated by the Credit Agreement and the Note Purchase Agreement; and (c) for other general corporate purposes.

The Term Loan is repayable in 20 equal quarterly installments of $7.5 million plus accrued interest beginning on June 30, 2008, with any remaining balance due at maturity on March 26, 2013. Upon occurrence of certain events, including our issuance of capital stock and certain asset sales by us where the cash proceeds are not reinvested, mandatory prepayments are required in the amounts specified in the Credit Agreement and Note Purchase Agreement. In the event of a mandatory prepayment, the amounts would be applied in the following priority: Senior Notes, Term Loan, and lastly the Revolving Credit Facility.

Borrowings under the Term Loan and Revolving Credit Facility, which are not within the swingline facility or letters of credit, are subject to classification as either ABR loans or Eurodollar rate (i.e. LIBOR) loans, as selected by us. Outstanding principle balances of ABR loans are subject to an interest rate based on the ABR Rate, which is set as the greater of the Prime Rate or the Federal Funds Rate plus 0.50% per annum plus an applicable margin, and outstanding principal balances of Eurodollar rate loans are subject to an interest rate as determined by reference to the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus an applicable margin. The applicable margin is determined by our leverage ratio as presented in the table below for both the Term Loan and the Revolving Credit Facility. Overdue amounts bear interest at 2% per annum above the applicable rate. We are also subject to a commitment fee under the terms of the Revolving Credit Facility, payable quarterly in arrears, as presented in the table below.

Total Leverage Ratio	Margin for ABR Loans	Margin for Eurodollar Loans	Commitment Fee
≥ 3.00	1.00%	2.00%	0.40%
< 3.00 and ≥ 2.50	0.75%	1.75%	0.35%
< 2.50 and ≥ 2.00	0.50%	1.50%	0.30%
< 2.00 and ≥ 1.50	0.25%	1.25%	0.25%
< 1.50 and ≥ 1.00	0.00%	1.00%	0.20%
< 1.00	0.00%	0.75%	0.15%

As of March 31, 2008 our leverage ratio was less than 3.00, therefore the margin on our Eurodollar loans was subject to a margin of 1.75% resulting in a weighted-average interest rate for the Term Loan and the Revolving Credit Facility of 5.74%.

The Credit Agreement and the Note Purchase Agreement require us to meet two financial covenants which are calculated on a rolling four quarter basis. One is a leverage ratio of the debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and the second is a fixed charge coverage ratio of adjusted EBITDA plus rent expense. The Credit Agreement also contains customary covenants, including, but not limited to, restrictions on (a) incurrence of liens; (b) incurrence of additional debt; (c) sales of assets or other fundamental corporate changes; (d) investments; (e) declarations of dividends; and (f) capital expenditures. These covenants contain customary exclusions and baskets. At March 31, 2008, we believe we were in compliance with the covenants in the Credit Agreement and the Note Purchase Agreement.

In connection with the new credit facilities described above, we terminated our existing $100.0 million three-year, Revolving Credit Agreement that we had entered into on October 24, 2007 and expensed $0.4 million of unamortized deferred debt issuance costs during the three-month period ended March 31, 2008.

Inflation

We believe that inflation has not significantly impacted our results of operations.

Critical Accounting Policies

See Part II, Item 7 – Critical Accounting Policies and our consolidated financial statements and related notes in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 27, 2008, for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. The following disclosure is provided as an update to our Annual Report on Form 10-K as we deemed necessary.

Outstanding Patient Accounts Receivable

For the three-month period ended March 31, 2008, our patient accounts receivable, net of allowance for doubtful accounts increased from $96.3 million at December 31, 2007 to $144.1 million at March 31, 2008. The $47.8 million increase in our outstanding patients accounts receivable primarily was the result of $37.7 million in receivables assumed in our recently announced first quarter acquisitions and an increase in our net service revenue as compared to the prior year, which was slightly offset by an increase in our collections of pre-acquisition outstanding patient accounts receivable.

Our days revenue outstanding remained relatively flat from December 31, 2007 to March 31, 2008, after excluding our TLC and HMA acquisitions. Our days revenue outstanding for the quarter was impacted by our increased collection efforts during the quarter on outstanding patient accounts receivable, fewer write offs and an increase in outstanding patient accounts receivable.

The following schedule details our patient accounts receivable by payor class, aged based upon initial date of service (amounts in thousands, except days revenue outstanding):

	Current	31-60	61-90	91-120	Over 120	Total
At March 31, 2008:
Medicare	$30,693	$9,117	$34,186	$12,779	$18,843	$105,618
Medicaid	2,676	2,175	1,488	1,011	5,281	12,631
Private	7,055	6,133	8,930	4,085	17,257	43,460

Total	$40,424	$17,425	$44,604	$17,875	$41,381	$161,709

Allowance for doubtful accounts						(17,643)

Patient accounts receivable, net						$144,066

Days revenue outstanding (1)						51.2

	Current	31-60	61-90	91-120	Over 120	Total
At December 31, 2007:
Medicare	$22,645	$13,648	$20,313	$8,252	$10,022	$74,880
Medicaid	639	860	484	518	3,664	6,165
Private	5,337	4,459	4,042	4,000	10,394	28,232

Total	$28,621	$18,967	$24,839	$12,770	$24,080	$109,277

Allowance for doubtful accounts						(12,968)

Patient accounts receivable, net						$96,309

Days revenue outstanding (2)						51.3

(1)	Our calculation of days revenue outstanding is derived by dividing our ending gross patient accounts receivable, net of contractual allowances and excluding the patient accounts receivable assumed in the TLC and HMA acquisitions, at March 31, 2008 by our average daily net patient revenue, excluding the results of TLC and HMA for the three month period ended March 31, 2008.
(2)	Our calculation of days revenue outstanding is derived by dividing our ending gross patient accounts receivable, net of contractual allowances, at December 31, 2007 by our average daily net patient revenue for the three-month period ended December 31, 2007.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Primarily as a result of our borrowings to effect the TLC acquisition, we are now exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility and Term Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our condensed consolidated statement of operations and the consolidated statement of cash flows will be exposed to changes in interest rates. As of March 31, 2008, our weighted-average interest rate for the Term Loan and the Revolving Credit Facility was 5.74%. A 1.0% interest rate increase would increase interest expense by approximately $3.0 million annually.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, disclosed and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to our management and Board of Directors to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2008, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008, the end of the period covered by this Quarterly Report.

Changes in Internal Controls

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 7 for information concerning our legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the Risk Factors included in Part I, “Item 1A. – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, and the additional Risk Factors set forth below. These Risk Factors could materially impact our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely impact our business, financial condition and/or operating results.

Our integration of the newly-acquired TLC operations with our existing operations present significant challenges. Should we fail to meet these challenges in accordance with our expectations, our results of operations and liquidity could be materially adversely impacted.

Our recent acquisition of TLC Health Care Services, Inc. (“TLC”) was our largest acquisition to date, and, as a result, our integration of TLC presents additional and more significant challenges. We have assumed that we would incur a certain amount of expenses associated with integrating TLC; however, certain factors (some of which may beyond our control) could result in, but are not limited to, (i) unexpected payments by us of additional integration expenses or (ii) increases in the amount or acceleration of the required payment of, these expenses. In the event we are required to incur integration expenses materially in excess of what we expect to expend in connection with the TLC acquisition, or required payments of the expenses are accelerated, our results of operations could be materially adversely impacted.

In addition, we expect to effectively integrate the TLC business with ours and to achieve cost synergies and other benefits from operating as a consolidated business. Further, due to the significance of the TLC operations acquired, we expect the operations of TLC to add materially to our results of operations and to increase our profitability as we complete our integration efforts. Although we expect significant benefits to result from our TLC acquisition, we cannot assure that we will realize the benefits anticipated by us. Achieving the benefits of this acquisition will depend in part upon meeting the challenges inherent in the successful combination of the TLC businesses with ours and the possible resulting diversion of management attention for an extended period of time. A material failure by us to effectively integrate the TLC operations with ours and to achieve the benefits we expect could cause our results of operations to be less than expected, which could have a material adverse impact.

Finally, we acquired net outstanding patient accounts receivable of approximately $32.0 million in the TLC acquisition. If we are not able to collect these accounts in accordance with these terms, our results of operations and/or liquidity could be adversely impacted.

The substantial indebtedness incurred by us in connection with our acquisition of TLC could adversely impact our financial condition and impair our ability to fulfill other obligations.

As of March 31, 2008, we had total outstanding indebtedness of approximately $417.4 million, comprised mainly of indebtedness incurred in connection with the TLC acquisition. This is compared to the outstanding indebtedness at December 31, 2007 of approximately $24.0 million. Our substantial indebtedness could have important consequences, including the following:

•

it will require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which may reduce the availability of cash flow to fund acquisitions, working capital, capital expenditures and other general corporate purposes;

•	it may limit our ability to borrow money or sell stock for working capital, capital expenditures, debt service requirements and other purposes;

•	it will limit our flexibility in planning for, and reacting to, changes in our industry or business;

•	it may make us more vulnerable to unfavorable economic or business conditions; and

•	it may limit our ability to make acquisitions or exploit other business opportunities.

In the event we incur additional indebtedness, the substantial leverage risks described above would increase.

The agreements governing our indebtedness contain various covenants that limit our discretion in the operation of our business and our failure to satisfy requirements in these agreements could materially adversely impact our liquidity.

The various agreements governing our indebtedness (the “Debt Agreements”) contain various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios and restrict our ability to:

•	incur additional debt;

•	redeem or repurchase stock, pay dividends or make other distributions;

•	make certain investments;

•	create liens;

•	enter into transactions with affiliates;

•	make acquisitions;

•	merge or consolidate;

•	invest in foreign subsidiaries;

•	amend acquisition documents;

•	enter into certain swap agreements;

•	make certain restricted payments;

•	transfer, sell or leaseback assets; and

•	make fundamental changes in our corporate existence and principal business.

In addition, events beyond our control could affect our ability to comply with and maintain the financial tests and ratios. Any failure by us to comply with or maintain all applicable financial tests and ratios and to comply with all applicable covenants could result in an event of default with respect to the Debt Agreements. If we are unable to obtain a waiver from our lenders in the event of any non-compliance, our lenders could accelerate the maturity of any outstanding indebtedness and terminate the commitments to make further extensions of credit (including our ability to borrow monies under our revolving credit facility). If we are able to comply with all applicable covenants, the restrictions on our ability to operate our business at our sole discretion could harm our business by, among other things, limiting our ability to take advantage of financing, mergers, acquisitions and other corporate opportunities.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
2.1	Purchase and Sale Agreement dated February 18, 2008, by and among Amedisys, Inc., Amedisys TLC Acquisition, L.L.C., TLC Health Services, Inc., TLC Holdings I, Corp. (“Holdco”) and the securityholders of TLC and Holdco	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	2.1

2.2	First Amendment to Purchase and Sale Agreement dated March 25, 2008, by and among Amedisys, Inc., Amedisys TLC Acquisition, L.L.C., TLC Health Services, Inc., Holdco and Arcapita Inc., as Sellers’ Representative on behalf of the securityholders of TLC and Holdco	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	2.2

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through October 25, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	0-24260	3.2

4.1	Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C, relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 6.07% Series A Senior Notes due March 25, 2013 (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

4.2	Form of Series A Note due March 25, 2013 (attached as Exhibit 1 to the Note Purchase Agreement incorporated by reference as Exhibit 4.1 hereto)

4.3	Form of Series B Note due March 25, 2014 (attached as Exhibit 2 to the Note Purchase Agreement incorporated by reference as Exhibit 4.1 hereto)

4.4	Form of Series C Note due March 25, 2015 (attached as Exhibit 3 to the Note Purchase Agreement incorporated by reference as Exhibit 4.1 hereto)

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
10.1	Credit Agreement dated March 26, 2008 among the Amedisys, Inc., Amedisys Holding, L.L.C., the Lenders party thereto from time to time, JPMorgan Securities Inc. and UBS Securities LLC, as Co-Lead Arrangers and Joint Book Runners, Fifth Third Bank and Bank of America, N.A., as Co-Documentation Agents, Oppenheimer & Co. Inc. and UBS Securities LLC, as Co-Syndication Agents	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	10.1

†31.1	Certification of William F. Borne, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	Certification William F. Borne, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	Certification Dale E. Redman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMEDISYS, INC. (Registrant)

By:	/s/ Dale E. Redman
Dale E. Redman
Chief Financial Officer and Duly Authorized Officer

DATE: April 30, 2008

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
2.1	Purchase and Sale Agreement dated February 18, 2008, by and among Amedisys, Inc., Amedisys TLC Acquisition, L.L.C., TLC Health Services, Inc., TLC Holdings I, Corp. (“Holdco”) and the securityholders of TLC and Holdco	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	2.1

2.2	First Amendment to Purchase and Sale Agreement dated March 25, 2008, by and among Amedisys, Inc., Amedisys TLC Acquisition, L.L.C., TLC Health Services, Inc., Holdco and Arcapita Inc., as Sellers’ Representative on behalf of the securityholders of TLC and Holdco	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	2.2

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through October 25, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	0-24260	3.2

4.1	Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C, relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 6.07% Series A Senior Notes due March 25, 2013 (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

4.2	Form of Series A Note due March 25, 2013 (attached as Exhibit 1 to the Note Purchase Agreement incorporated by reference as Exhibit 4.1 hereto)

4.3	Form of Series B Note due March 25, 2014 (attached as Exhibit 2 to the Note Purchase Agreement incorporated by reference as Exhibit 4.1 hereto)

4.4	Form of Series C Note due March 25, 2015 (attached as Exhibit 3 to the Note Purchase Agreement incorporated by reference as Exhibit 4.1 hereto)

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
10.1	Credit Agreement dated March 26, 2008 among the Amedisys, Inc., Amedisys Holding, L.L.C., the Lenders party thereto from time to time, JPMorgan Securities Inc. and UBS Securities LLC, as Co-Lead Arrangers and Joint Book Runners, Fifth Third Bank and Bank of America, N.A., as Co-Documentation Agents, Oppenheimer & Co. Inc. and UBS Securities LLC, as Co-Syndication Agents	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	10.1

†31.1	Certification of William F. Borne, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	Certification William F. Borne, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	Certification Dale E. Redman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002