Form 10-Q
period 2008-06-30
AMEDISYS INC
filed 2008-07-29
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 26,799,655 shares outstanding as of July 24, 2008.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,660	$56,190
Patient accounts receivable, net of allowance for doubtful accounts of $15,957 and $12,968 at June 30, 2008 and December 31, 2007, respectively	161,864	96,309
Prepaid expenses	8,573	6,023
Deferred income taxes	1,074	—
Other current assets	3,903	5,991

Total current assets	177,074	164,513
Property and equipment, net	78,504	68,313
Goodwill	697,545	332,534
Intangible assets, net	44,608	14,301
Other assets, net	24,719	7,450

Total assets	$1,022,450	$587,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,681	$14,438
Accrued expenses	111,978	66,667
Obligations due Medicare	4,631	2,811
Current portion of long-term obligations	42,739	11,049
Current portion of deferred income taxes	—	6,771

Total current liabilities	179,029	101,736
Long-term obligations, less current portion	336,458	12,991
Deferred income taxes	2,902	18,495
Other long-term obligations	7,296	6,069

Total liabilities	525,685	139,291

Commitments and Contingencies - Note 5

Minority interests	807	849
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 26,862,948 and 26,473,762 shares issued at June 30, 2008 and December 31, 2007, respectively; and 26,756,193 and 26,368,644 shares outstanding at June 30, 2008 and December 31, 2007, respectively	27	26
Additional paid-in capital	310,017	297,802
Treasury stock at cost, 106,755 and 105,118 shares of common stock held at June 30, 2008 and December 31, 2007, respectively	(516)	(437)
Accumulated other comprehensive income	12	10
Retained earnings	186,418	149,570

Total stockholders’ equity	495,958	446,971

Total liabilities and stockholders’ equity	$1,022,450	$587,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands, except per share data)

(Unaudited)

	For the three-month periods ended June 30,		For the six-month periods ended June 30,
	2008	2007	2008	2007
Net service revenue	$312,671	$169,457	$525,758	$323,038
Cost of service, excluding depreciation and amortization	148,754	79,790	249,522	151,338
General and administrative expenses:
Salaries and benefits	72,751	38,061	118,699	70,824
Non-cash compensation	1,268	800	2,321	1,531
Other	45,726	23,735	78,782	48,841
Depreciation and amortization	5,419	3,030	9,843	5,771

Operating expenses	273,918	145,416	459,167	278,305

Operating income	38,753	24,041	66,591	44,733
Other income (expense):
Interest income	270	1,199	738	2,155
Interest expense	(5,448)	(174)	(6,574)	(267)
Miscellaneous, net	148	(802)	177	(647)

Total other income (expense)	(5,030)	223	(5,659)	1,241

Income before income taxes and minority interest	33,723	24,264	60,932	45,974
Income tax expense	(13,337)	(9,347)	(24,109)	(17,792)
Minority interests	(2)	—	25	—

Net income	$20,384	$14,917	$36,848	$28,182

Net income per common share:
Basic	$0.77	$0.58	$1.40	$1.10

Diluted	$0.76	$0.57	$1.38	$1.08

Weighted average shares outstanding:
Basic	26,341	25,774	26,267	25,703

Diluted	26,811	26,196	26,741	26,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the six-month periods ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$36,848	$28,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,843	5,771
Provision for doubtful accounts	9,277	5,376
Non-cash compensation expense	2,321	1,531
401(k) employer match expense	5,357	2,361
Loss on disposal of property and equipment	483	397
Deferred income taxes	6,386	(1,212)
Write off of deferred debt issuance costs	406	—
Minority interests	(25)	—
Equity in earnings of unconsolidated joint ventures	(387)	—
Amortization of deferred debt issuance costs	419	—
Return on equity investment	112	—
Changes in assets and liabilities, net of impact of acquisitions:
(Increase) in patient accounts receivable	(30,416)	(5,329)
(Increase) decrease in other current assets	(484)	5,790
(Increase) decrease in other assets	(219)	1,124
(Decrease) in accounts payable	(8,237)	(4,126)
Increase in accrued expenses	24,633	15,363
Increase in other long-term obligations	1,227	238
(Decrease) in obligations due Medicare	—	(211)

Net cash provided by operating activities	57,544	55,255

Cash Flows from Investing Activities:
Proceeds from sales and maturities of short-term investments	—	53,000
Sale of deferred compensation plan assets	600	697
Proceeds from the sale of property and equipment	3	16
Deposits into restricted cash	—	(1,116)
Purchase of deferred compensation plan assets	(1,659)	(1,873)
Purchases of property and equipment	(11,627)	(16,447)
Acquisitions of businesses, net of cash acquired	(447,124)	(31,616)
Purchases of short-term investments	—	(53,000)

Net cash (used in) investing activities	(459,807)	(50,339)

Cash Flows from Financing Activities:
Outstanding checks in excess of bank balance	1,657	—
Proceeds from issuance of stock upon exercise of stock options	1,155	1,734
Proceeds from issuance of stock to employee stock purchase plan	1,688	1,254
Tax benefit from stock option exercises	1,645	764
Proceeds from issuance of long-term obligations	395,000	—
Issuance costs related to issuance of long-term debt	(8,124)	—
Principal payments of long-term obligations	(45,288)	(1,548)

Net cash provided by financing activities	347,733	2,204

Net (decrease) increase in cash and cash equivalents	(54,530)	7,120
Cash and cash equivalents at beginning of period	56,190	84,221

Cash and cash equivalents at end of period	$1,660	$91,341

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,072	$194

Cash paid for income taxes, net of refunds received	$16,848	$6,724

	$—
Supplemental Disclosures of Non-Cash Financing and Investing Activities:
Notes payable issued for acquisitions	$3,499	$6,010

Notes payable issued for software licenses	$1,946	$5,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations and Summary of Significant Accounting Policies

We, a Delaware corporation, are a multi-state provider of home health and hospice services with approximately 87% of our net service revenue derived from Medicare for the three and six-month periods ended June 30, 2008.

As of June 30, 2008, we were located in 35 states within the United States, the District of Columbia and Puerto Rico with the following number of agencies. The agencies that were closed in 2008 were consolidated with agencies servicing the same areas.

	Owned and Operated Agencies		Managed Agencies
	Home health	Hospice	Home health	Hospice
At December 31, 2007	325	29	4	2
Acquisitions	122	11	-	-
Start-ups	13	4	-	-
Closed	(6)	-	-	-

At June 30, 2008	454	44	4	2

Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly our financial position at June 30, 2008 and December 31, 2007, and our results of operations and our cash flows for the three and six-month periods ended June 30, 2008 and 2007 in accordance with U.S. generally accepted accounting principles (“GAAP”). Our results of operations for the interim periods presented are not necessarily indicative of results of our operations for the entire year and have not been audited by our independent auditors. Readers of this report should also refer to our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission (“SEC”) on February 27, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from the interim financial information presented. This report should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC, which includes information and disclosures not included herein.

Use of Estimates

Our accounting and reporting policies conform with GAAP in the United States. In preparing the condensed consolidated financial statements, we are required to make estimates and assumptions that impact the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications and Comparability

Certain reclassifications have been made to prior periods’ financial statements in order to conform to the current periods’ presentation. For instance, we have reclassified $5.1 million and $9.6 million from our general and administrative expenses to our cost of service for health care insurance costs and other miscellaneous expenses, which are associated with our direct care employees for the three and six-month periods ended June 30, 2007, respectively. Finally, as a result of our rapid growth, primarily through acquisitions including TLC Health Care Services, Inc. (“TLC”), operating results are not comparable for the periods that are presented.

Principles of Consolidation

These condensed consolidated financial statements include the accounts of Amedisys, Inc. and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in our accompanying condensed consolidated financial statements, and business combinations accounted for as purchases have been included in our condensed consolidated financial statements from their respective dates of acquisition. In addition to our wholly owned subsidiaries, we also have equity investments.

Equity Investments

We consolidate subsidiaries and/or joint ventures when the entity is a variable interest entity and we are the primary beneficiary, as defined in the Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). For subsidiaries or joint ventures in which we do not have a controlling interest or for which we are not the primary beneficiary as defined by FIN 46R, we record such investments as investments under the equity method of accounting. Third party equity interests in our consolidated joint ventures are reflected as minority interests in our condensed consolidated financial statements.

Revenue Recognition

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

Home Health Revenue Recognition

We primarily earn our net service revenue for home health services from Medicare. The remainder of our net service revenue for home health services comes from Medicaid and other insurance carriers, including Medicare Advantage programs for patients who have chosen not to be Medicare beneficiaries. The revenue earned from these other insurance carriers can either be reimbursed on episodic-based rates or per visit rates depending upon the reimbursement terms and conditions established with these payors.

Medicare Revenue

Medicare reimburses us at reimbursement rates based on the severity of the patient’s condition, his or her service needs and other factors relating to the cost of providing services and supplies, bundled into 60-day episodes of home health care. An episode of home health care spans a 60-day period, starting with the first day a billable visit is furnished and ending 60 days later or upon discharge, if earlier. If a patient is still in treatment on the 60th day, an assessment is made to determine if the patient would benefit from an additional episode of care, if so, a recertification occurs and a new episode begins on the 61st day, regardless of whether a billable visit is rendered on that day and ends 60 days later. The first day of a consecutive episode, therefore, is not necessarily the new episode’s first billable visit. A base episode payment is established by the Medicare Program through federal legislation for all episodes of care, as follows:

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

(2)

On August 22, 2007, CMS issued its final rule to redefine and update the Home Health Prospective Payment System (“PPS”) for calendar year 2008 (“final rule”). The final rule provides more precise coding for morbidities and the differing health characteristics of longer-stay patients by increasing the number of HHRGs from 80 to 153, accounts more accurately for the impact of rehabilitation services on resource use, and replaces the single threshold (10 visits per episode) with three thresholds (at 6, 14 and 20 visits), as well as a system based on severity between each threshold and imposed new quality of care data collection requirements, among other requirements. As it relates to the system of payment based on severity between each episode of care, the final rule has differentiated base episodic payment amounts to provide funding for care that demands more in service needs, by basing the amount paid to each home health provider on the number of consecutive number of episodes of care (recertifications) that have been provided to each patient and the number of therapy visits that have been provided in each episode of care. For instance, a patient who is in episode one or two is considered to be in an early episode and patients in episodes three or more are considered to be in late episodes. In addition to the differentiation of each episode of care as an early or late episode, the final rule also calculates the payment made by Medicare to the home health provider by considering the number of therapy visits completed within each episode of care, with different threshold ranges. Thus, if the home health provider has a census with a higher acuity mix and multiple co-morbidities that require more intensive services, then the provider could experience an increase in their revenues. On the other hand, providers who service patients with lower case mix weights and less functional impairments, who require less intensive services, could experience reduced revenue as payment is linked more closely to the comprehensive condition of the patient under the final rule.

As a result of the final rule changes, episodes that began prior to December 31, 2007 but concluded after January 1, 2008 were reimbursed at the base rate of $2,337 and episodes that began or will begin on or after January 1, 2008 and conclude prior to December 31, 2008, will be reimbursed at the base rate of $2,270.

Net service revenue is recorded under the Medicare reimbursement program (PPS) based on a 60-day episode reimbursement rate that is subject to adjustment based on certain variables including, but not limited, to: (a) an outlier payment if our patient’s care was unusually costly; (b) a low utilization adjustment (“LUPA”) if the number of visits was fewer than five; (c) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required (thresholds set at 6, 14 and 20 visits); (e) number of episodes of care provided to our patient, regardless of whether the same home health provider provided care for the entire series of episodes; (f) changes in the base episode payments established by the Medicare Program; (g) adjustments to the base episode payments for case mix, geographic wages and low utilization; and, (h) recoveries of overpayments. Prior to the implementation of the new rule, revenue was also subject to adjustment if there were significant changes in our patient’s condition during the treatment period; however, this adjustment is no longer available under the new rule. Adjustments to revenue result from differences between estimated and actual reimbursement amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk.

At the end of each month, a portion of our revenue is estimated for episodes in progress based upon historical trends. As of June 30, 2008 and December 31, 2007, the difference between the funds received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was included as a reduction to our outstanding patient accounts receivable in our condensed consolidated balance sheets for such periods, since only a nominal amount represents cash collected in advance of providing services. We continuously compare the estimated reimbursement amounts recorded to the actual reimbursement received. Historically, any difference between estimated amounts recorded and actual amounts received has been immaterial. We believe, based on information available to us and based on our judgment, that changes to one or more of the factors that impact the accounting estimate for home health revenue, which are reasonably likely to occur from period to period, will not materially impact our reported financial results, our liquidity or our future financial results.

Non-Medicare Based Revenue

We earn our net service revenue for home health services through episodic-based rates or through per visit rates (non-episodic based) from Medicaid and other insurance carriers, including Medicare Advantage programs, for patients who have chosen not to be Medicare beneficiaries.

Episodic-based Revenue. We recognize revenue in a similar manner as we recognize Medicare reimbursed revenue for episodic-based rates that are reimbursed by Medicaid and other insurance carriers, including Medicare Advantage programs; however, these rates can vary based upon the terms and conditions set with these various payors.

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

Hospice Medicare Revenue

Hospice services are generally billed to Medicare on a monthly basis for all patients. Each hospice provider is subject to payment caps for inpatient days (both general and respite), which cannot exceed 20% of total days provided to all Medicare beneficiaries. The reimbursement for the excess in patient care days is limited to the reimbursement as calculated at the routine care rate of each hospice provider number. Any amounts received in excess are due back to Medicare by the hospice provider.

In addition, overall Medicare reimbursement is also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of each hospice cap period to determine the maximum allowable payments per provider number. On a monthly and quarterly basis, we estimate our potential cap exposure using information available for both inpatient day limits as well as per beneficiary cap amounts. The total cap amount for each provider is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory amount that is indexed for inflation. The per beneficiary cap amount is $22,386 for the twelve-month period ended October 31, 2008 and $21,410 for the twelve month period ended October 31, 2007. Any amounts received in excess of the beneficiary cap must be refunded to Medicare.

We have settled all years through October 31, 2006 without exceeding any of the cap limits except for one that we have not received notification for the October 31, 2006 fiscal year, but we believe we have not exceeded such limits. For the fiscal year ended

October 31, 2007, we believe that we did not exceed any of the cap limits and will have no amounts due to the fiscal intermediary with the exception of one provider for which we have currently recorded $0.1 million in other accrued liabilities in our accompanying condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007 for potential cap limit exposure related specifically to the October 31, 2007 cap year. For the fiscal year ended October 31, 2008, we believe that we will not materially exceed any of the cap limits, but we continue to monitor these limits as the year proceeds and as we integrate our recent acquisitions (See Note 2 for additional information on recent acquisitions).

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

Collectibility of Patient Accounts Receivable and Allowance for Doubtful Accounts

We report patient accounts receivable net of estimated allowances for doubtful accounts and adjustments. Patient accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, other third-party payors and patients. To provide for patient accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The allowance for doubtful accounts consists primarily of amounts due from non-Medicare home health and hospice patient accounts receivable. The credit risk to us for concentrations of receivables is limited due to the significance of Medicare as our primary payor, which represents 67% and 69% of our gross patient accounts receivable at June 30, 2008 and December 31, 2007, respectively. We do not believe that there are any other significant concentrations of receivables from any particular payor that would subject us to any significant credit risk in the collection of our patient accounts receivable.

Medicare

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

Weighted-Average Shares Outstanding

Net income per common share, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The following table sets forth, for the periods indicated, shares used in our computation of the weighted-average shares outstanding, which are used to calculate our basic and diluted net income per common share (amounts in thousands):

	For the three-month periods ended June 30,		For the six-month periods ended June 30,
	2008	2007	2008	2007
Weighted average number of shares outstanding - basic	26,341	25,774	26,267	25,703
Effect of dilutive securities:
Stock options	331	339	339	338
Warrants	39	35	39	34
Non-vested stock and stock units	100	48	96	44

Weighted average number of shares outstanding - diluted	26,811	26,196	26,741	26,119

The following table sets forth shares that were anti-dilutive to the computation of diluted net income per common share (amounts in thousands):

	For the three-month periods ended June 30,		For the six-month periods ended June 30,
	2008	2007	2008	2007
Anti-dilutive securities	33	30	18	30

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which provides expanded disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires expanded disclosure including, the fair value of derivative instruments and their gains or losses in a tabular format, information about credit risk, and strategies and objectives for using derivative instruments. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 will only have an impact on our consolidated financial statements if we enter into any derivative or hedging activities in the future.

2. Acquisitions

Each of the following acquisitions was completed in order to pursue our strategy of achieving market presence by expanding our service base and enhancing our position in certain geographic areas as a leading provider of home health and hospice services. The purchase price of each acquisition was determined based on our analysis of, among other things, comparable acquisitions and expected cash flows. Each of the following acquisitions was accounted for as a purchase and is included in our financial statements from the respective acquisition date. Goodwill generated from the acquisitions was recognized for the excess of the purchase price over tangible and identifiable intangible assets given the expected contributions of each acquisition to our overall corporate strategy.

Summary of 2008 Acquisitions

On May 9, 2008, we acquired certain assets and certain liabilities of Health Management Associates, Inc., a home health provider with five agencies in Mississippi, South Carolina and Missouri for a total cash purchase price of $6.7 million. In connection with the acquisition, the preliminary allocation of the purchase price primarily includes $6.4 million in goodwill and $0.7 million in other intangibles.

On March 26, 2008, we acquired 100% of the stock of TLC, a privately-held provider of home nursing and hospice services with 92 home health and 11 hospice agencies located in 22 states and the District of Columbia for a total purchase price of $396.4 million (subject to certain adjustments), of which $16.7 million was placed in escrow with $15.8 million for indemnification purposes and working capital price adjustments and $0.9 million for the delayed acquisition of TLC’s West Virginia agencies, discussed below. As of June 30, 2008, $3.0 million has been released from escrow and paid to the sellers under the working capital price adjustment provisions of the acquisition agreement. In addition, we incurred approximately $1.9 million in closing costs associated with the acquisition. The purchase price was financed with cash on hand on the date of the transaction and proceeds from new indebtedness incurred by us as described in Note 6. As of June 30, 2008, we allocated the aggregate purchase price to the assets acquired and liabilities assumed based upon a preliminary estimate of their fair values, which is subject to adjustment as we finalize our purchase accounting. We anticipate that our valuation of the related assets and liabilities will be finalized during the fourth quarter of 2008. The $327.4 million excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired at the date of acquisition plus the closing costs incurred were allocated to goodwill, of which $181.4 million is presently expected to be deductible for income tax purposes over approximately 15 years.

On June 20, 2008, we closed on our acquisition of the TLC West Virginia agencies, which included the assets of three home health agencies and three hospice agencies, which had been delayed due to necessary regulatory approvals associated with West Virginia Certificates of Need (“CON”) requirements. As a result, $0.9 million that had been placed into escrow was released and paid to the selling stockholders.

As part of the TLC transaction, we became obligated under certain licensing agreements to allow six different unaffiliated companies to operate within designated territories utilizing our resources. The number of licensees was reduced to five following our June 1, 2008 purchase from the Indianapolis, Indiana licensee. Our resources that are utilized include, but are not limited to, our operating licenses, our trade names, our policies and procedures, our accounting and office systems and other administrative support. Under these agreements, the unaffiliated companies and we share the gross profit generated by the associated agencies, which is based on a defined formula.

We believe that the TLC acquisition provided a market presence complementary to the geographic markets that existed for our home health and hospice businesses as of the date of the acquisition. The following table summarizes, as of June 30, 2008 our estimated preliminary fair values of the TLC assets acquired and liabilities assumed on March 26, 2008 (amounts in thousands), which estimates are subject to change as we finalize our purchase accounting.

Patient accounts receivable, net	$38,754
Property and equipment	5,296
Goodwill	327,379
Intangible assets	22,200
Deferred taxes	31,809
Other current assets	50
Other assets	1,553
Current liabilities	(30,675)

$396,366

The intangible assets included in the table above include a preliminary value of $7.2 million for certificates of need, $13.5 million for Medicare licenses and $1.5 million for non-compete agreements. The non-compete agreements will be amortized over a weighted-average period of 2.0 years.

The following table contains pro forma condensed consolidated income statement information assuming that the TLC transaction closed on January 1, 2007, for the six-month periods ended June 30, 2008 and 2007 (amounts in thousands except per share data).

	2008	2007
Net service revenue	$605,972	$464,662
Operating income	75,262	57,975
Net income	39,334	30,440
Basic earnings per share	$1.50	$1.18
Diluted earnings per share	$1.47	$1.17

The pro forma disclosures in the table above include adjustments to the preacquisition, unaudited historical results of TLC for interest expense, amortization of intangible assets and amortization of deferred debt issuance costs to reflect results that are more representative of the combined results of the transaction if it had occurred on January 1, 2007. This pro forma information excludes all other acquisitions as they are not considered significant for pro forma disclosure. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred had the TLC transaction occurred as presented. In addition, future results may vary significantly from the results reflected in the pro forma information.

On February 28, 2008, we acquired the stock of Family Home Health Care, Inc. and Comprehensive Home Healthcare Services, Inc. (“HMA”), a home health provider with 24 agencies in Tennessee and Kentucky for a total purchase price of $44.3 million ($41.0 million in cash and a promissory note of $3.3 million). In connection with the acquisition, we have preliminary allocated the purchase price as follows: $38.1 million in goodwill, $5.2 million in other intangibles, $5.7 million in patient accounts receivable, $0.2 million in property and equipment, $2.0 million in deferred tax liability, $1.1 million in accounts payable and $1.8 million in other liabilities.

On January 1, 2008, we acquired certain assets and certain liabilities of a home health agency in Carolina, Puerto Rico for a total purchase price of $1.2 million ($1.0 million in cash and a promissory note of $0.2 million). In connection with the acquisition, we recorded substantially the entire purchase price as goodwill ($1.1 million) and other intangibles ($0.1 million).

3. Details of Certain Balance Sheet Accounts

Additional information regarding certain balance sheet accounts is presented below (amounts in thousands):

	June 30, 2008 (Unaudited)	December 31, 2007
Other current assets:
Payroll tax escrow	$1,124	$3,113
Other	2,779	2,878

	$3,903	$5,991

Property and equipment:
Land	$3,159	$3,119
Building and leasehold improvements	22,093	21,447
Equipment and furniture	65,896	54,515
Computer software	17,126	13,998

	108,274	93,079
Less: accumulated depreciation	(29,770)	(24,766)

	$78,504	$68,313

Other assets:
Workers’ compensation deposits	$2,542	$2,550
Health insurance deposits	940	801
Other miscellaneous deposits	2,106	967
Deferred financing fees	7,730	448
Unconsolidated joint ventures	7,537	423
Other	3,864	2,261

	$24,719	$7,450

Accrued expenses:
Payroll and payroll taxes	$71,472	$43,322
Self insurance	15,849	9,919
Legal and other settlements	2,875	2,375
Income taxes payable	1,653	2,392
Other	20,129	8,659

	$111,978	$66,667

4. Goodwill and Other Intangible Assets, Net

The following table summarizes the activity related to our goodwill and our other intangible assets, net as of and for the six-month period ended June 30, 2008 (amounts in thousands):

	Goodwill	Other Intangible Assets, Net
		Certificates of Need and Licenses	Acquired Name of Business	Non-Compete Agreements (1)	Total
Balances at December 31, 2007	$332,534	$8,680	$3,300	$2,321	$14,301
Additions	374,980	26,304	-	2,097	28,401
Adjustments related to acquisitions	(9,969)	3,060	-	(205)	2,855
Amortization	-	-	-	(949)	(949)

Balances at June 30, 2008	$697,545	$38,044	$3,300	$3,264	$44,608

(1)	The weighted-average amortization period of our non-compete agreements is 2.0 years.

5. Commitments and Contingencies

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

The following table presents details of our insurance programs, including amounts accrued for the periods indicated (amounts in thousands, except insurance coverage amounts) in accrued expenses in our accompanying balance sheets. The amounts accrued below represent our total estimated liability for individual claims that are less than our noted insurance coverage amounts, which can include outstanding claims and claims incurred but not reported.

Type of Insurance	Coverage	June 30, 2008 (unaudited)	December 31, 2007
Health insurance	Retention limit of $250,000	$6,483	$3,064
Workers’ Compensation	Retention limit of $250,000	12,354	9,688
Professional Liability	Retention limit of $100,000	1,868	1,499

6. Long-Term Obligations

Long-term debt, including capital lease obligations, consisted of the following for the periods indicated (amounts in thousands):

	June 30, 2008 (unaudited)	December 31, 2007
Senior Notes:
$35.0 million Series A Notes; semi-annual interest only payments; interest rate at 6.07% per annum; due March 25, 2013	$35,000	$-
$30.0 million Series B Notes; semi-annual interest only payments; interest rate at 6.28% per annum; due March 25, 2014	30,000	-
$35.0 million Series C Notes; semi-annual interest only payments; interest rate at 6.49% per annum; due March 25, 2015	35,000	-
$150.0 million Term Loan; $7.5 million principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (4.24% at June 30, 2008); due March 26, 2013	142,500	-
$250.0 million Revolving Credit Facility; interest only quarterly payments; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (4.24% at June 30, 2008); due March 26, 2013	112,500	-
Promissory notes	23,898	23,645
Capital leases	299	395

	379,197	24,040
Current portion of long-term obligations	(42,739)	(11,049)

Total	$336,458	$12,991

Senior Notes, Term Loan and Revolving Credit Facility

In connection with our March 2008 acquisition of TLC, we incurred additional indebtedness by (i) issuing $100.0 million in senior notes and (ii) entering into a $400.0 million credit agreement that provided for a $150.0 million term loan and a $250.0 million revolving credit facility, all of which are described in detail below. See Note 2 for more information regarding the TLC acquisition.

On March 25, 2008, we entered into a new $100.0 million Note Purchase Agreement (the “Note Purchase Agreement”), pursuant to which we issued and sold on March 26, 2008, three series of Senior Notes (the “Senior Notes”) in an aggregate principal amount of $100.0 million. Interest on the Senior Notes is payable at the prescribed rates semi-annually on March 25 and September 25 of each year beginning September 25, 2008. The Senior Notes are unsecured, but are guaranteed by all of our material subsidiaries.

On March 26, 2008, we entered into a new $400.0 million Credit Agreement (the “Credit Agreement”), which consists of: (i) a $150.0 million, five-year Term Loan (the “Term Loan”) and (ii) a $250.0 million, five-year Revolving Credit Facility (the “Revolving Credit Facility”). The Revolving Credit Facility provides for and includes within its $250.0 million limit a $15.0 million swingline facility and commitments for up to $25.0 million in letters of credit. The Revolving Credit Facility may be utilized by us to provide ongoing working capital and for other general corporate purposes. The Term Loan and Revolving Credit Facility are unsecured, but are guaranteed by all of our material subsidiaries.

The proceeds of the Term Loan, our initial draw of $145.0 million under the Revolving Credit Facility, and the proceeds from the issuance of the Senior Notes were utilized by us (a) to fund the purchase price of the TLC acquisition; (b) pay transaction and other expenses associated with the TLC acquisition and the closings contemplated by the Credit Agreement and the Note Purchase Agreement; and (c) for other general corporate purposes. In addition, in connection with the new debt, we recorded $8.1 million in deferred debt issuance costs as other assets in our condensed consolidated balance sheet, which are being amortized over the term of the debt.

The Term Loan is repayable in 20 equal quarterly installments of $7.5 million plus accrued interest beginning on June 30, 2008, with any remaining balance due at maturity on March 26, 2013. Upon occurrence of certain events, including our issuance of capital stock if our leverage ratio at that time is equal to or in excess of 2.50 and certain asset sales by us where the cash proceeds are not reinvested within a specified time period, mandatory prepayments are required in the amounts specified in the Credit Agreement and Note Purchase Agreement. Mandatory prepayments are paid ratably to the lenders under the Credit Agreement and the holders of Senior Notes, based upon the respective indebtedness outstanding. Amounts paid to the lenders under the Credit Agreement are applied first to the Term Loan, with excess, if any, applied to amounts outstanding under the Revolving Credit Facility, without reduction in the commitments to make revolving loans under the Revolving Credit Facility.

Borrowings under the Term Loan and Revolving Credit Facility, which are not within the swingline facility or letters of credit, are subject to classification as either ABR loans or Eurodollar rate (i.e. LIBOR) loans, as selected by us. Outstanding principal balances of ABR loans are subject to an interest rate based on the ABR Rate, which is set as the greater of the Prime Rate or the Federal Funds Rate plus 0.50% per annum plus an applicable margin, and outstanding principal balances of Eurodollar rate loans are subject to an interest rate as determined by reference to the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus an applicable margin. The applicable margin since the inception of the debt through June 30, 2008 was set at 1.75% per the terms of the credit agreement and all subsequent quarters are determined based upon our total leverage ratio as presented in the table below for both the Term Loan and the Revolving Credit Facility. Overdue amounts bear interest at 2% per annum above the applicable rate. We are also subject to a commitment fee under the terms of the Revolving Credit Facility, payable quarterly in arrears, as presented in the table below.

Total Leverage Ratio	Margin for ABR Loans	Margin for Eurodollar Loans	Commitment Fee
≥ 3.00	1.00%	2.00%	0.40%
< 3.00 and ≥ 2.50	0.75%	1.75%	0.35%
< 2.50 and ≥ 2.00	0.50%	1.50%	0.30%
< 2.00 and ≥ 1.50	0.25%	1.25%	0.25%
< 1.50 and ≥ 1.00	0.00%	1.00%	0.20%
< 1.00	0.00%	0.75%	0.15%

As of June 30, 2008, our weighted-average interest rate for the Term Loan and the Revolving Credit Facility were 4.40% and 4.49% for the three and six-month periods ended June 30, 2008, respectively.

The Credit Agreement and the Note Purchase Agreement require us to meet two financial covenants which are calculated on a rolling four quarter basis. One is a total leverage ratio of the debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and the second is a fixed charge coverage ratio of adjusted EBITDA plus rent expense to certain fixed charges (i.e. interest expense, required principal payments, capital expenditures, etc). The Credit Agreement also contains customary covenants, including, but not limited to, restrictions on (a) incurrence of liens; (b) incurrence of additional debt; (c) sales of assets or other fundamental corporate changes; (d) investments; (e) declarations of dividends; and (f) capital expenditures. These covenants contain customary exclusions and baskets. As of June 30, 2008, our total leverage ratio was 2.05 and our fixed ratio was 2.71 and we were in compliance with the covenants in the Credit Agreement and the Note Purchase Agreement.

In connection with the new credit facilities described above, we terminated our existing $100.0 million three-year, Revolving Credit Agreement that we had entered into on October 24, 2007 and expensed $0.4 million of unamortized deferred debt issuance costs during the six-month period ended June 30, 2008.

Promissory Notes

Our promissory notes outstanding as of June 30, 2008 were generally issued for three-year periods, range in amounts between $0.2 million and $9.9 million and bear interest in a range of 3.83% to 10.25%. These promissory notes include notes issued in conjunction with our acquisitions for a portion of the purchase price.

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

A copy of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 as filed with the SEC, including all exhibits, is available on our internet website at http://www.amedisys.com on the “Investors” page under the “SEC Filings” link.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and six-month periods ended June 30, 2008. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 27, 2008, which are incorporated herein by this reference.

OVERVIEW

We are a leading provider of high-quality, low-cost home health services to the chronic, co-morbid, aging American population. The services that we provide on a multi-state basis include both home health and hospice services with over 14,400 employees and approximately 87% of our revenue derived from Medicare. As of June 30, 2008, we owned and operated 454 Medicare-certified home health agencies and 44 Medicare-certified hospice agencies in 35 states throughout the United States, the District of Columbia and Puerto Rico. Our typical home health patient is Medicare eligible, 80 to 84 years old, takes approximately nine different medications on a daily basis and has multiple co-morbidities. For our home health patients, we typically receive a 60-day episodic-based payment from Medicare. This payment can vary and depends on the type of care provided, level of acuity and amount of intensive services required. Some patients require one episode of care to stabilize, while others require multiple episodes of care based on the acuity of their condition. Our care for each home health patient focuses on improving their quality of life by evaluating the health condition of each patient; developing a doctor approved plan of care to achieve certain goals for each individual patient, which can be followed up with additional paid episodes of care, if deemed necessary; and educating each patient on how to either maintain or continue to improve upon their health on an ongoing basis after they leave our care.

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

Recent Developments

Acquisitions

During the three and six-month periods ended June 30, 2008, we acquired 8 and 122 home health agencies and 3 and 11 hospice agencies, respectively. Of these acquisitions, 92 home health agencies and 11 hospice agencies were acquired through our TLC Health Care Services, Inc (“TLC”) acquisition.

To date, we have completed the conversion of approximately 50% of acquired TLC agencies to our Point of Care network and we anticipate completing the conversion of the remaining agencies during the fourth quarter. In addition, we have closed one of four regional billing centers and the payroll and accounts payable departments have been transitioned, with other corporate departments in various stages of the transition.

Reimbursement

On May 28, 2008 the Centers for Medicare & Medicaid Services (“CMS”) announced the hospice cap limit for the fiscal year ended October 31, 2008 increased to $22,386 as compared to $21,410 for the fiscal year ended October 31, 2007.

On April 28, 2008, CMS posted a Proposed Rule that would update and revise the Medicare hospice wage index for fiscal year 2009. The Proposed Rule includes a phase out of the Medicare hospice budget neutrality adjustment over three years and clarifies wage index issues pertaining to the definition of rural and urban areas and to multi-campus hospital facilities. The Proposed Rule is open for public comment for a period of 60 days from the date of the release and CMS is expected to release the final fiscal year 2009 Hospice Wage Index rule before October 1, 2008.

RESULTS OF OPERATIONS

Our operating results may not be comparable for the three and six-month periods ended June 30, 2008 as compared to the three and six-month periods ended June 30, 2007, primarily as a result of our acquisitions and start-up agencies. When we refer to base business, we mean home health and hospice agencies that we have operated for at least the last twelve months; when we refer to acquisitions, we mean home health and hospice agencies that we acquired within the last twelve months; and when we refer to start-ups, we mean any new location opened by us in the last twelve months. Once an agency location has been in operation for a twelve month period, the results for that particular agency are included as part of our base business from that date forward. When we refer to our internal episodic-based revenue growth or internal episodic-based admission growth, we mean the percentage increase in our total episodic-based revenue or admissions of our base and start-up agencies in the current period, as compared to our total episodic-based revenue or admissions from the prior period, respectively. When we refer to episodic-based revenue or admissions, we mean revenue or admissions of payors that reimburse on an episodic-basis, which include Medicare and other insurance carriers, including Medicare Advantage programs.

As indicated in the risk factors incorporated or set forth herein, reductions to Medicare rates and/or changes in Medicare reimbursement methodology could have a material adverse impact on our results of operations.

Three-Month Period Ended June 30, 2008 Compared to the Three-Month Period Ended June 30, 2007

Net Service Revenue

We are dependent on Medicare for a significant portion of our revenue. Approximately 87% and 89% of our net service revenue was derived from Medicare for the three-month periods ended June 30, 2008 and 2007, respectively.

The following table summarizes our net service revenue growth (amounts in millions):

	For the three-month period ended June 30, 2008
				For the three-month period ended June 30, 2007
	Base/Start-ups	Acquisitions	Total
Home health revenue:
Medicare revenue	$177.7	$77.4	$255.1	$141.8
Non-Medicare, episodic-based revenue	16.1	5.0	21.1	10.2

Total episodic-based revenue	193.8	82.4	276.2	152.0
Non-Medicare revenue	7.1	11.5	18.6	7.3

	200.9	93.9	294.8	159.3

Hospice revenue:
Medicare revenue	10.1	6.4	16.5	9.3
Non-Medicare revenue	0.9	0.5	1.4	0.9

	11.0	6.9	17.9	10.2

Total revenue:
Medicare revenue	187.8	83.8	271.6	151.1
Non-Medicare revenue	24.1	17.0	41.1	18.4

	$211.9	$100.8	$312.7	$169.5

Internal episodic-based revenue growth			28%	27%

Our net service revenue increased $143.2 million from 2007 to 2008. The increase is comprised of $100.8 million in acquisition revenue and $42.4 million related to our base/start-up locations. The $42.4 million increase was primarily related to an increase in our admissions and recertifications and an increase in our average Medicare revenue per completed episode from 2007 to 2008 from $2,671 per completed Medicare episode to $2,852. The increase in our average Medicare revenue per completed episode was primarily due to the inclusion of the results of TLC with ours [TLC has historically had higher average Medicare revenue per completed episode primarily due to its presence in higher wage index areas in the country compared to us (i.e. the Western and Northeastern part of the United States)]; and the expansion of our specialty divisions.

The following table summarizes our growth in total home health patient admissions:

	For the three-month period ended June 30, 2008
				For the three-month period ended June 30, 2007
	Base/Start-ups	Acquisitions	Total
Admissions:
Medicare	31,967	16,778	48,745	29,293
Non-Medicare, episodic-based	3,550	1,266	4,816	2,083

Total episodic-based	35,517	18,044	53,561	31,376
Non-Medicare	5,107	4,758	9,865	5,374

	40,624	22,802	63,426	36,750

Internal episodic-based admission growth			13%	13%

Cost of Service, excluding Depreciation and Amortization

Effective January 1, 2008, we have reclassified certain costs (primarily health care insurance) from our general and administrative expenses to our cost of service. As a result, our cost of service consists of the following expenses incurred by our clinical and clerical personnel in our agencies:

•	salaries and related benefits (including health care insurance and workers’ compensation);

•	transportation expenses (primarily reimbursed mileage at a standard rate); and

•	supplies and services expenses (including payments to contract therapists).

As a result of this reclassification, we have conformed the prior period results to the current year presentation and thus have reclassified $5.1 million for the three-month period ended June 30, 2007 from general and administrative expenses to cost of service. We expect our general and administrative expenses to decrease as a percentage of our net service revenue as a result of such changes, both historically and into future periods.

The following summarizes our visit and cost per visit information:

	For the three-month period ended June 30, 2008
				For the three-month period ended June 30, 2007
	Base/Start-ups	Acquisitions	Total
Cost of service (amounts in millions):
Home health	$88.1	$50.6	$138.7	$73.4
Hospice	6.9	3.2	10.1	6.4

	$95.0	$53.8	$148.8	$79.8

Home health:
Visits during the period:
Medicare	1,062,101	478,896	1,540,997	888,178
Non-Medicare, episodic-based	95,540	28,362	123,902	59,916

Total episodic-based	1,157,641	507,258	1,664,899	948,094
Non-Medicare	90,921	96,443	187,364	100,914

	1,248,562	603,701	1,852,263	1,049,008

Home health cost per visit (1)	$70.62	$83.79	$74.91	$70.01

(1)	We calculate home health cost per visit as home health cost of service divided by total home health visits during the period.

Of the $69.0 million increase in cost of service, $15.2 million is related to increased costs in our base business, inclusive of start-ups and $53.8 million is related to acquisitions. The $15.2 million increase in base business expenses consisted primarily of $15.1 million related to salaries, taxes and benefits and $0.1 million related to travel and training. Typically, acquired locations take up to 18 to 24 months to reach the labor efficiencies of existing operations.

General and Administrative Expenses, Depreciation and Amortization and Other Income (Expense), net

The following table summarizes our general and administrative expenses, depreciation and amortization expense and other income (expense), net (amounts in millions):

	For the three-month periods ended June 30,
	2008	2007
General and administrative expenses:
Salaries and benefits	$72.8	$38.1
Non-cash compensation	1.3	0.8
Other	45.7	23.7
Depreciation and amortization	5.4	3.0
Other income (expense), net	(5.0)	0.2

Salaries and benefits increased $34.7 million due primarily to increased personnel costs related to our field administrative staff necessitated by our internal growth and acquisitions. Of the $34.7 million increase, $1.4 million is related to certain severance costs associated with the acquisition of TLC.

Other general and administrative expenses increased $22.0 million, which consisted primarily of a $12.5 million increase as the result of our acquisition and start-up activities and $9.5 million increase in our base business expenses. Of the $9.5 million increase, $6.3 million relates to an increase in our corporate office expenses, which were necessitated by our continued development of our corporate infrastructure and $1.3 is million primarily related to certain costs associated with the conversion of the acquired TLC agencies to our operating systems including our Point of Care network.

Income Tax Expense

The following table summarizes our income tax expense and estimated income tax rate (amounts in millions, except for estimated income tax rate):

	For the three-month periods ended June 30,
	2008	2007
Income before income taxes and minority interest	$33.7	$24.3
Income tax (expense)	(13.3)	(9.3)
Estimated income tax rate	39.6%	38.5%

The increase in income tax expense of $4.0 million is attributable to an increase in income before income taxes and minority interests and an increase in the estimated income tax rate. The increase in the estimated income tax rate is primarily attributable to the expiration of Hurricane Katrina Employment credits in August 2007.

Six-Month Period Ended June 30, 2008 Compared to the Six-Month Period Ended June 30, 2007

Net Service Revenue

Approximately 87% and 90% of our net service revenue was derived from Medicare for the six-month periods ended June 30, 2008 and 2007, respectively.

The following table summarizes our net service revenue growth (amounts in millions):

	For the six-month period ended June 30, 2008
				For the six-month period ended June 30, 2007
	Base/Start-ups	Acquisitions	Total
Home health revenue:
Medicare revenue	$336.8	$93.6	$430.4	$272.5
Non-Medicare, episodic-based revenue	29.4	6.6	36.0	15.8

Total episodic-based revenue	366.2	100.2	466.4	288.3
Non-Medicare revenue	13.6	15.0	28.6	14.8

	379.8	115.2	495.0	303.1

Hospice revenue:
Medicare revenue	19.6	9.0	28.6	18.2
Non-Medicare revenue	1.5	0.7	2.2	1.7

	21.1	9.7	30.8	19.9

Total revenue:
Medicare revenue	356.4	102.6	459.0	290.7
Non-Medicare revenue	44.5	22.3	66.8	32.3

	$400.9	$124.9	$525.8	$323.0

Internal episodic-based revenue growth			27%	24%

Our net service revenue increased $202.8 million from 2007 to 2008. The increase is comprised of $124.9 million in acquisition revenue and $77.9 million related to our base/start-up locations. The $77.9 million increase was primarily related to an increase in our admissions and recertifications and an increase in our average Medicare revenue per completed episode from 2007 to 2008 from $2,658 per completed Medicare episode to $2,782. The increase in our average Medicare revenue per completed episode was primarily due to the inclusion of the results of TLC with ours [TLC has historically had higher average Medicare revenue per completed episode primarily due to its presence in higher wage index areas in the country compared to us (i.e. the Western and Northeastern part of the United States)]; and the expansion of our specialty divisions.

The following table summarizes our growth in total home health patient admissions:

	For the six-month period ended June 30, 2008
				For the six-month period ended June 30, 2007
	Base/Start-ups	Acquisitions	Total
Admissions:
Medicare	62,328	21,297	83,625	58,593
Non-Medicare, episodic-based	6,908	1,887	8,795	4,382

Total episodic-based	69,236	23,184	92,420	62,975
Non-Medicare	9,620	6,392	16,012	10,773

	78,856	29,576	108,432	73,748

Internal episodic-based admission growth			10%	14%

Cost of Service, excluding Depreciation and Amortization

As a result of the reclassification discussed above, we have conformed the prior period results to the current year presentation and thus have reclassified $9.6 million for the six-month period ended June 30, 2007 from general and administrative expenses to cost of service.

The following summarizes our visit and cost per visit information:

	For the six-month period ended June 30, 2008
				For the six-month period ended June 30, 2007
	Base/Start-ups	Acquisitions	Total
Cost of service (amounts in millions):
Home health	$168.0	$63.2	$231.2	$138.8
Hospice	13.3	5.0	18.3	12.5

	$181.3	$68.2	$249.5	$151.3

Home health:
Visits during the period:
Medicare	2,052,191	572,116	2,624,307	1,738,027
Non-Medicare, episodic-based	177,403	37,375	214,778	90,835

Total episodic-based	2,229,594	609,491	2,839,085	1,828,862
Non-Medicare	169,553	124,582	294,135	192,321

	2,399,147	734,073	3,133,220	2,021,183

Home health cost per visit (1)	$70.02	$86.19	$73.81	$68.72

(1)	We calculate home health cost per visit as home health cost of service divided by total home health visits during the period.

Of the $98.2 million increase in cost of service, $30.0 million is related to increased costs in our base business, inclusive of start-ups and $68.2 million is related to acquisitions. The $30.0 million increase in base business expenses consisted primarily of $29.2 million related to salaries, taxes and benefits and $0.8 million related to travel and training. Typically, acquired locations take up to 18 to 24 months to reach the labor efficiencies of existing operations.

General and Administrative Expenses, Depreciation and Amortization and Other Income (Expense), net

The following table summarizes our general and administrative expenses, depreciation and amortization expense and other income (expense), net (amounts in millions):

	For the six-month periods ended June 30,
	2008	2007
General and administrative expenses:
Salaries and benefits	$118.7	$70.8
Non-cash compensation	2.3	1.5
Other	78.8	48.8
Depreciation and amortization	9.8	5.8
Other income (expense), net	(5.7)	1.2

Salaries and benefits increased $47.9 million due primarily to increased personnel costs related to our field administrative staff necessitated by our internal growth and acquisitions. Of the $47.9 million increase, $1.4 million is related to certain severance costs associated with the acquisition of TLC.

Other general and administrative expenses increased $30.0 million, which consisted primarily of a $18.6 million increase as the result of our acquisition and start-up activities and $11.4 million increase in our base business expenses. Of the $11.4 million increase, $9.7 million relates to an increase in our corporate office expenses, which were necessitated by our continued development of our corporate infrastructure and $1.3 million is primarily related to certain costs associated with the conversion of the acquired TLC agencies to our operating systems including our Point of Care network.

Income Tax Expense

The following table summarizes our income tax expense and estimated income tax rate (amounts in millions, except for estimated income tax rate):

	For the six-month periods ended June 30,
	2008	2007
Income before income taxes and minority interest	$60.9	$46.0
Income tax (expense)	(24.1)	(17.8)
Estimated income tax rate	39.6%	38.7%

The increase in income tax expense of $6.3 million is attributable to an increase in income before income taxes and minority interests and an increase in the estimated income tax rate. The increase in the estimated income tax rate is primarily attributable to the expiration of Hurricane Katrina Employment credits in August 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for Six-Month Period Ended June 30, 2008 compared to the Six-Month Period Ended June 30, 2007

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the six-month periods ended June 30,
	2008	2007
Cash provided by operating activities	$57.6	$55.2
Cash (used in) investing activities	(459.8)	(50.3)
Cash provided by financing activities	347.7	2.2

Net (decrease) increase in cash and cash equivalents	(54.5)	7.1
Cash and cash equivalents at beginning of period	56.2	84.2

Cash and cash equivalents at end of period	$1.7	$91.3

Operating cash flows increased $2.4 million during the six-month period ended June 30, 2008 compared to the same period in 2007, primarily as a result of the following:

•

a $8.7 million increase in net income; a $4.1 million increase in depreciation and amortization; a $3.9 million increase in our provision for doubtful accounts; a $3.0 million increase in our 401(k) employer match expense; and a $7.6 million increase in deferred income taxes; which was

•	partially offset by a $25.1 million increase in our outstanding patient accounts receivable. Our outstanding patient accounts receivable increased primarily as a result of our net service revenue.

Investing cash outflows increased $409.5 million during the six-month period ended June 30, 2008 compared to the same period in 2007, primarily due to our acquisitions of TLC and Family Home Health Care, Inc. and Comprehensive Home Healthcare Services, Inc. (“HMA”) (See Note 2 to the condensed consolidated financial statements for additional information related to our acquisitions).

Financing cash flows increased $345.5 million during the six month period ended June 30, 2008 compared to the same period in 2007, primarily due to the proceeds related to our new $150.0 million Term Loan, an initial draw of $145.0 million under our new $250.0 million Revolving Credit Facility and the proceeds from our issuance of $100.0 million in Senior Notes, which were used for the funding of the TLC acquisition, as well as other items as detailed below in Indebtedness. This was partially offset by $8.1 million in deferred debt issuance costs incurred as part of the TLC acquisition and a $43.7 million increase in principal payments of our long-term obligations (See Note 2 to the condensed consolidated financial statements for additional information related to our acquisitions).

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program; however, from time to time, we can and do obtain additional sources of liquidity through sales of our equity or by occurrence of additional indebtedness. As of June 30, 2008, we had $1.7 million in cash and cash equivalents, $250.0 million of availability for the issuance of any combination of preferred and common stock, if needed, under our effective shelf registration statement, and $137.5 million in availability under our $250.0 million Revolving Credit Facility. We believe we are in compliance with all of the financial covenants of our recently issued debt.

In addition, due primarily to the acquisitions that occurred during the first quarter of 2008 and prior periods, we completed the six-month period ended June 30, 2008 with $379.2 million in indebtedness, which consisted of $142.5 million outstanding under our Term Loan, $112.5 million outstanding under our Revolving Credit Facility (with $9.2 million in outstanding letters of credit, primarily related to workers’ compensation insurance), $100.0 million outstanding under our Senior Notes, $23.9 million outstanding under our promissory notes (primarily related to acquisitions) and $0.3 million under our outstanding capital leases.

During the six-month period ended June 30, 2008, we made $11.6 million in capital expenditures, of which $6.0 million was considered routine and $5.6 million related to the deployment of our point of care system to our recently acquired agencies. For the remainder of 2008, we anticipate spending approximately $2.8 million for the completion of our deployment of our point of care system to recently acquired agencies and $8.6 million for routine capital expenditures.

Based on our operating forecasts and our debt service requirements (described below in Indebtedness), we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements over the next twelve months. However, our liquidity is dependent upon a number of factors influencing forecasts of earnings and operating cash flows. These factors include patient growth, attaining expected results from acquisitions including our integration efforts, our ability to manage our operations based upon certain staffing formulas and certain assumptions of our reimbursement by Medicare. Our reimbursement by Medicare is subject to a number of factors including, but not limited to, recommendations made by the Medicare Payment Advisory Commission

(“MedPAC”) to the United States Congress (“Congress”), legislation changes made by Congress that directly impact the reimbursement rates paid by Medicare, or changes made by CMS. We continually monitor regulatory and reimbursement changes proposed and made to the Medicare reimbursement methodology to properly plan and manage our current and future liquidity needs. In addition, we have certain other contingencies and reserves, including litigation reserves, recorded as liabilities in our accompanying condensed consolidated balance sheets that we may be required to pay in cash in the near future.

Indebtedness

Senior Notes, Term Loan and Revolving Credit Facility

In connection with our March 2008 acquisition of TLC, we incurred additional indebtedness by (i) issuing $100.0 million in senior notes and (ii) entering into a $400.0 million credit agreement that provided for a $150.0 million term loan and a $250.0 million revolving credit facility, all of which are described in detail below.

On March 25, 2008, we entered into a new $100.0 million Note Purchase Agreement (the “Note Purchase Agreement”), pursuant to which we issued and sold on March 26, 2008, three series of Senior Notes (the “Senior Notes”) in an aggregate principal amount of $100.0 million. Interest on the Senior Notes is payable at the prescribed rates semi-annually on March 25 and September 25 of each year beginning September 25, 2008. The Senior Notes are unsecured, but are guaranteed by all of our material subsidiaries.

On March 26, 2008, we entered into a new $400.0 million Credit Agreement (the “Credit Agreement”), which consists of: (i) a $150.0 million, five-year Term Loan (the “Term Loan”) and (ii) a $250.0 million, five-year Revolving Credit Facility (the “Revolving Credit Facility”). The Revolving Credit Facility provides for and includes within its $250.0 million limit a $15.0 million swingline facility and commitments for up to $25.0 million in letters of credit. The Revolving Credit Facility may be utilized by us to provide ongoing working capital and for other general corporate purposes. The Term Loan and Revolving Credit Facility are unsecured, but are guaranteed by all of our material subsidiaries.

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

The Term Loan is repayable in 20 equal quarterly installments of $7.5 million plus accrued interest beginning on June 30, 2008, with any remaining balance due at maturity on March 26, 2013. Upon occurrence of certain events, including our issuance of capital stock if our leverage ratio at that time is equal to or in excess of 2.50 and certain asset sales by us where the cash proceeds are not reinvested within a specified time period, mandatory prepayments are required in the amounts specified in the Credit Agreement and Note Purchase Agreement. Mandatory prepayments are paid ratably to the lenders under the Credit Agreement and the holders of Senior Notes, based upon the respective indebtedness outstanding. Amounts paid to the lenders under the Credit Agreement are applied first to the Term Loan, with excess, if any, applied to amounts outstanding under the Revolving Credit Facility, without reduction in the commitments to make revolving loans under the Revolving Credit Facility.

Borrowings under the Term Loan and Revolving Credit Facility, which are not within the swingline facility or letters of credit, are subject to classification as either ABR loans or Eurodollar rate (i.e. LIBOR) loans, as selected by us. Outstanding principal balances of ABR loans are subject to an interest rate based on the ABR Rate, which is set as the greater of the Prime Rate or the Federal Funds Rate plus 0.50% per annum plus an applicable margin, and outstanding principal balances of Eurodollar rate loans are subject to an interest rate as determined by reference to the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus an applicable margin. The applicable margin since the inception of the debt through June 30, 2008 was set at 1.75% per the terms of the credit agreement and all subsequent quarters are determined based upon our total leverage ratio as presented in the table below for both the Term Loan and the Revolving Credit Facility. Overdue amounts bear interest at 2% per annum above the applicable rate. We are also subject to a commitment fee under the terms of the Revolving Credit Facility, payable quarterly in arrears, as presented in the table below.

Total Leverage Ratio	Margin for ABR Loans	Margin for Eurodollar Loans	Commitment Fee
≥ 3.00	1.00%	2.00%	0.40%
< 3.00 and ≥ 2.50	0.75%	1.75%	0.35%
< 2.50 and ≥ 2.00	0.50%	1.50%	0.30%
< 2.00 and ≥ 1.50	0.25%	1.25%	0.25%
< 1.50 and ≥ 1.00	0.00%	1.00%	0.20%
< 1.00	0.00%	0.75%	0.15%

As of June 30, 2008, our weighted-average interest rate for the Term Loan and the Revolving Credit Facility were 4.40% and 4.49% for the three and six-month periods ended June 30, 2008, respectively.

The Credit Agreement and the Note Purchase Agreement require us to meet two financial covenants which are calculated on a rolling four quarter basis. One is a total leverage ratio of the debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and the second is a fixed charge coverage ratio of adjusted EBITDA plus rent expense to certain fixed charges (i.e. interest expense, required principal payments, capital expenditures, etc). The Credit Agreement also contains customary covenants, including, but not limited to, restrictions on (a) incurrence of liens; (b) incurrence of additional debt; (c) sales of assets or other fundamental corporate changes; (d) investments; (e) declarations of dividends; and (f) capital expenditures. These covenants contain customary exclusions and baskets. As of June 30, 2008, our total leverage ratio was 2.05 and our fixed charge ratio was 2.71, and we were in compliance with the covenants in the Credit Agreement and the Note Purchase Agreement.

In connection with the new credit facilities described above, we terminated our existing $100.0 million three-year, Revolving Credit Agreement that we had entered into on October 24, 2007 and expensed $0.4 million of unamortized deferred debt issuance costs during the six-month period ended June 30, 2008.

Inflation

We believe that inflation has not significantly impacted our results of operations. In addition, we believe the increase in fuel costs has not had a significant impact on our results of operations; however, we will continue to monitor these costs as they could have a material adverse impact on our results of operations in the future.

Critical Accounting Policies

See Part II, Item 7 – Critical Accounting Policies and our consolidated financial statements and related notes in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 27, 2008, for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. The following disclosure is provided as an update to our Annual Report on Form 10-K disclosures.

Outstanding Patient Accounts Receivable

For the six-month period ended June 30, 2008, our patient accounts receivable, net of allowance for doubtful accounts increased from $96.3 million at December 31, 2007 to $161.9 million at June 30, 2008. The $65.6 million increase in our outstanding patient accounts receivable was primarily the result of $44.4 million in receivables acquired through our recently announced first quarter acquisitions and an increase in our net service revenue as compared to the prior year.

Our days revenue outstanding remained relatively flat from December 31, 2007 to June 30, 2008, after excluding our TLC and HMA acquisitions. Our days revenue outstanding for the quarter was impacted by our increased collection efforts during the quarter on our outstanding patient accounts receivable and an increase in the amount of write-offs during the quarter of uncollected, fully reserved claims, which was offset by an increase in our outstanding patient accounts receivable as a result of an increase in our net service revenue compared to the prior period and an increase in our unbilled accounts receivable.

The following schedule details our patient accounts receivable by payor class, aged based upon initial date of service (amounts in thousands, except days revenue outstanding):

	Current	31-60	61-90	91-120	Over 120	Total
At June 30, 2008:
Medicare	$25,803	$13,324	$37,960	$19,576	$23,127	$119,790
Medicaid	5,642	2,973	1,770	1,546	5,010	16,941
Private	7,951	6,551	6,533	5,094	14,961	41,090

Total	$39,396	$22,848	$46,263	$26,216	$43,098	$177,821

Allowance for doubtful accounts						(15,957)

Patient accounts receivable, net						$161,864

Days revenue outstanding (1)						51.4

	Current	31-60	61-90	91-120	Over 120	Total
At December 31, 2007:
Medicare	$22,645	$13,648	$20,313	$8,252	$10,022	$74,880
Medicaid	639	860	484	518	3,664	6,165
Private	5,337	4,459	4,042	4,000	10,394	28,232

Total	$28,621	$18,967	$24,839	$12,770	$24,080	$109,277

Allowance for doubtful accounts						(12,968)

Patient accounts receivable, net						$96,309

Days revenue outstanding (1)						51.3

(1)

Our calculation of days revenue outstanding is derived by dividing our ending gross patient accounts receivable, net of contractual allowances at June 30, 2008 and December 31, 2007 by our average daily net patient revenue for the three-month periods ended June 30, 2008 and December 31, 2007, respectively.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Primarily as a result of our borrowings to effect the TLC acquisition, we are now exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility and Term Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our condensed consolidated statement of operations and the condensed consolidated statement of cash flows will be exposed to changes in interest rates. As of June 30, 2008, our weighted-average interest rate for the Term Loan and the Revolving Credit Facility was 4.40% and 4.49%, respectively. A 1.0% interest rate increase would increase interest expense by approximately $2.6 million annually.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2008, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008, the end of the period covered by this Quarterly Report.

Changes in Internal Controls

There have been no changes (including corrective actions with regard to significant deficiencies and material weaknesses) in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 5 to the condensed consolidated financial statements for information concerning our legal proceedings.

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

Our integration of the newly-acquired TLC operations with our existing operations presents significant challenges. Should we fail to meet these challenges in accordance with our expectations, our results of operations and liquidity could be materially adversely impacted.

Our recent acquisition of TLC Health Care Services, Inc. (“TLC”) was our largest acquisition to date, and, as a result, our integration of TLC presents additional and more significant challenges. We have assumed that we would incur a certain amount of expenses associated with integrating TLC; however, certain factors including, but not limited to the following (some of which may be beyond our control) could result in (i) unexpected payments by us of additional integration expenses or (ii) increases in the amount of, or acceleration of the required payment of, these expenses. In the event we are required to incur integration expenses materially in excess of what we expect to expend in connection with the TLC acquisition, or required payments of the expenses are accelerated, our results of operations could be materially adversely impacted.

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

Finally, we acquired net outstanding patient accounts receivable of approximately $38.8 million in the TLC acquisition. If we are not able to collect these accounts in accordance with these terms, our results of operations and/or liquidity could be adversely impacted.

The substantial indebtedness incurred by us in connection with our acquisition of TLC could adversely impact our financial condition and impair our ability to fulfill other obligations.

As of June 30, 2008, we had total outstanding indebtedness of approximately $379.2 million, comprised mainly of indebtedness incurred in connection with the TLC acquisition. This is compared to the outstanding indebtedness at December 31, 2007 of approximately $24.0 million. Our substantial indebtedness could have important consequences, including the following:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the six-month period ended June 30, 2008:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Share (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 to January 31, 2008	-		$-	-	-
February 1, 2008 to February 29, 2008	683	(1)	$43.36	-	-
March 1, 2008 to March 31, 2008	-		$-	-	-
April 1, 2008 to April 30, 2008	-		$-	-	-
May 1, 2008 to May 31, 2008	-		$-	-	-
June 1, 2008 to June 30, 2008	954	(1)	$51.46	-	-

Total	1,637		$48.08	-	-

(1)

Represents shares of common stock surrendered to us by certain employees to satisfy tax withholding obligations in connection with the vesting of non-vested stock previously awarded to such employees under the 1998 Stock Option Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 2008, the following matters were submitted by us to a vote of our security holders at our 2008 Annual Meeting of Stockholders held on June 5, 2008.

(1)	Election of six members to our Board of Directors, each for a one-year term expiring at the latter of the 2009 Annual Meeting of our stockholders or upon his successor being elected and qualified:

	FOR	WITHHELD
William F. Borne	20,956,733	2,596,461
Ronald A. LaBorde	20,609,720	2,943,474
Jake L. Netterville	19,626,137	3,927,057
David R. Pitts	19,859,982	3,693,212
Peter F. Ricchiuti	20,605,851	2,947,343
Donald A. Washburn	20,420,267	3,132,927

(2)	A proposal to approve our 2008 Omnibus Incentive Compensation Plan:

For	17,408,610
Against	2,666,591
Abstain	61,086
Broker non-votes	3,078,234

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits marked with the cross symbol (†) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
2.1	Purchase and Sale Agreement dated February 18, 2008, by and among Amedisys, Inc., Amedisys TLC Acquisition, L.L.C., TLC Health Services, Inc., TLC Holdings I, Corp. (“Holdco”) and the securityholders of TLC and Holdco	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	2.1

2.2	First Amendment to Purchase and Sale Agreement dated March 25, 2008, by and among Amedisys, Inc., Amedisys TLC Acquisition, L.L.C., TLC Health Services, Inc., Holdco and Arcapita Inc., as Sellers’ Representative on behalf of the securityholders of TLC and Holdco	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	2.2

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through October 25, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	0-24260	3.2

4.1	Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C, relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 6.07% Series A Senior Notes due March 25, 2013 (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

4.2	Form of Series A Note due March 25, 2013 (attached as Exhibit 1 to the Note Purchase Agreement incorporated by reference as Exhibit 4.1 hereto)

4.3	Form of Series B Note due March 25, 2014 (attached as Exhibit 2 to the Note Purchase Agreement incorporated by reference as Exhibit 4.1 hereto)

4.4	Form of Series C Note due March 25, 2015 (attached as Exhibit 3 to the Note Purchase Agreement incorporated by reference as Exhibit 4.1 hereto)

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
10.1	Credit Agreement dated March 26, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C., the Lenders party thereto from time to time, JPMorgan Securities Inc. and UBS Securities LLC, as Co-Lead Arrangers and Joint Book Runners, Fifth Third Bank and Bank of America, N.A., as Co-Documentation Agents, Oppenheimer & Co. Inc. and UBS Securities LLC, as Co-Syndication Agents	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	10.1

10.2*	Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Registration Statement on Form S-8 filed on July 16, 2008	333-152359	4.6

†10.3*	Form of Nonvested Stock Award Agreement issued under Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan

†10.4*	Form of Restricted Stock Unit Agreement issued under Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan

†31.1	Certification of William F. Borne, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	Certification William F. Borne, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	Certification Dale E. Redman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMEDISYS, INC.
(Registrant)

By:	/s/ Dale E. Redman
Dale E. Redman
Chief Financial Officer and Duly Authorized Officer

DATE: July 29, 2008

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
2.1	Purchase and Sale Agreement dated February 18, 2008, by and among Amedisys, Inc., Amedisys TLC Acquisition, L.L.C., TLC Health Services, Inc., TLC Holdings I, Corp. (“Holdco”) and the securityholders of TLC and Holdco	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	2.1

2.2	First Amendment to Purchase and Sale Agreement dated March 25, 2008, by and among Amedisys, Inc., Amedisys TLC Acquisition, L.L.C., TLC Health Services, Inc., Holdco and Arcapita Inc., as Sellers’ Representative on behalf of the securityholders of TLC and Holdco	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	2.2

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through October 25, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	0-24260	3.2

4.1	Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C, relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 6.07% Series A Senior Notes due March 25, 2013 (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

4.2	Form of Series A Note due March 25, 2013 (attached as Exhibit 1 to the Note Purchase Agreement incorporated by reference as Exhibit 4.1 hereto)

4.3	Form of Series B Note due March 25, 2014 (attached as Exhibit 2 to the Note Purchase Agreement incorporated by reference as Exhibit 4.1 hereto)

4.4	Form of Series C Note due March 25, 2015 (attached as Exhibit 3 to the Note Purchase Agreement incorporated by reference as Exhibit 4.1 hereto)

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
10.1	Credit Agreement dated March 26, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C., the Lenders party thereto from time to time, JPMorgan Securities Inc. and UBS Securities LLC, as Co-Lead Arrangers and Joint Book Runners, Fifth Third Bank and Bank of America, N.A., as Co-Documentation Agents, Oppenheimer & Co. Inc. and UBS Securities LLC, as Co-Syndication Agents	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	10.1

10.2*	Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Registration Statement on Form S-8 filed on July 16, 2008	333-152359	4.6

†10.3*	Form of Nonvested Stock Award Agreement issued under Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan

†10.4*	Form of Restricted Stock Unit Agreement issued under Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan

†31.1	Certification of William F. Borne, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	Certification William F. Borne, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	Certification Dale E. Redman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002