Form 10-Q
period 2008-09-30
AMEDISYS INC
filed 2008-10-28
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 26,993,485 shares outstanding as of October 23, 2008.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$5,664	$56,190
Patient accounts receivable, net of allowance for doubtful accounts of $19,967 and $12,968 at September 30, 2008 and December 31, 2007, respectively	179,768	96,309
Prepaid expenses	7,159	6,023
Other current assets	7,872	5,991

Total current assets	200,463	164,513
Property and equipment, net of accumulated depreciation of $34,920 and $24,766 at September 30, 2008 and December 31, 2007, respectively	80,387	68,313
Goodwill	701,113	332,534
Intangible assets, net of accumulated amortization of $7,700 and $6,261 at September 30, 2008 and December 31, 2007, respectively	44,480	14,301
Other assets, net	24,280	7,450

Total assets	$1,050,723	$587,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,535	$14,438
Accrued expenses	121,497	66,667
Obligations due Medicare	4,631	2,811
Current portion of long-term obligations	43,716	11,049
Current portion of deferred income taxes	7,529	6,771

Total current liabilities	192,908	101,736
Long-term obligations, less current portion	316,015	12,991
Deferred income taxes	5,852	18,495
Other long-term obligations	6,882	6,069

Total liabilities	521,657	139,291

Commitments and Contingencies - Note 5

Minority interests	778	849
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 27,063,066 and 26,473,762 shares issued at September 30, 2008 and December 31, 2007, respectively; and 26,956,311 and 26,368,644 shares outstanding at September 30, 2008 and December 31, 2007, respectively	27	26
Additional paid-in capital	318,957	297,802
Treasury stock at cost, 106,755 and 105,118 shares of common stock held at September 30, 2008 and December 31, 2007, respectively	(515)	(437)
Accumulated other comprehensive (loss) income	(92)	10
Retained earnings	209,911	149,570

Total stockholders’ equity	528,288	446,971

Total liabilities and stockholders’ equity	$1,050,723	$587,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands, except per share data)

(Unaudited)

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,
	2008	2007	2008	2007
Net service revenue	$321,561	$180,910	$847,319	$503,948
Cost of service, excluding depreciation and amortization	151,122	84,460	400,644	235,798
General and administrative expenses:
Salaries and benefits	72,124	38,078	190,823	108,902
Non-cash compensation	1,923	828	4,244	2,359
Provision for doubtful accounts	6,228	3,656	15,505	9,032
Other	40,641	24,299	110,146	67,764
Depreciation and amortization	5,885	3,853	15,728	9,624

Operating expenses	277,923	155,174	737,090	433,479

Operating income	43,638	25,736	110,229	70,469
Other (expense) income:
Interest income	200	965	938	3,120
Interest expense	(5,033)	(209)	(11,607)	(476)
Gain on release of Alliance’s net liabilities (see Note 5)	—	4,212	—	4,212
Miscellaneous, net	(186)	(107)	(9)	(754)

Total other (expense) income	(5,019)	4,861	(10,678)	6,102

Income before income taxes and minority interest	38,619	30,597	99,551	76,571
Income tax expense	(15,144)	(10,391)	(39,253)	(28,183)
Minority interests	18	10	43	10

Net income	$23,493	$20,216	$60,341	$48,398

Net income per common share:
Basic	$0.88	$0.78	$2.29	$1.88

Diluted	$0.87	$0.77	$2.25	$1.85

Weighted average shares outstanding:
Basic	26,556	25,899	26,363	25,768

Diluted	27,018	26,332	26,835	26,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the nine-month periods ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$60,341	$48,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,728	9,624
Provision for doubtful accounts	15,505	9,032
Non-cash compensation expense	4,244	2,359
401(k) employer match expense	8,726	4,627
Loss on disposal of property and equipment	611	301
Deferred income taxes	17,939	3,755
Write off of deferred debt issuance costs	406	—
Minority interests	(43)	(10)
Equity in earnings of unconsolidated joint ventures	(557)	43
Amortization of deferred debt issuance costs	813	—
Return on equity investment	187	—
Gain on release of Alliance’s net liabilities (see Note 5)	—	(4,212)
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(54,829)	(19,442)
Other current assets	(3,223)	4,189
Other assets	(211)	1,458
Accounts payable	(13,501)	(1,215)
Accrued expenses	36,661	22,811
Other long-term obligations	(1,963)	260
Obligations due Medicare	—	(216)

Net cash provided by operating activities	86,834	81,762

Cash Flows from Investing Activities:
Proceeds from sales and maturities of short-term investments	—	89,000
Sale of deferred compensation plan assets	600	698
Proceeds from the sale of property and equipment	13	3,091
Deposits into restricted cash	—	(1,136)
Purchase of deferred compensation plan assets	(1,761)	(1,955)
Purchases of property and equipment	(20,610)	(23,087)
Acquisitions of businesses, net of cash acquired	(447,082)	(79,154)
Purchases of short-term investments	—	(89,000)

Net cash (used in) investing activities	(468,840)	(101,543)

Cash Flows from Financing Activities:
Outstanding checks in excess of bank balance	4,542	—
Proceeds from issuance of stock upon exercise of stock options and warrants	2,757	2,138
Proceeds from issuance of stock to employee stock purchase plan	2,665	1,896
Tax benefit from stock option exercises	2,764	1,134
Proceeds from swingline facility (a portion of Revolving Credit Facility)	21,700	—
Repayments from swingline facility (a portion of Revolving Credit Facility)	(21,700)	—
Proceeds from issuance of long-term obligations	412,000	—
Payment of deferred financing fees	(8,124)	—
Principal payments of long-term obligations	(85,124)	(3,016)

Net cash provided by financing activities	331,480	2,152

Net (decrease) in cash and cash equivalents	(50,526)	(17,629)
Cash and cash equivalents at beginning of period	56,190	84,221

Cash and cash equivalents at end of period	$5,664	$66,592

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$10,406	$260

Cash paid for income taxes, net of refunds received	$18,783	$17,455

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
Notes payable issued for acquisitions	$6,688	$15,892

Notes payable issued for software licenses	$2,126	$5,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations and Summary of Significant Accounting Policies

Amedisys, Inc., a Delaware corporation, and its consolidated subsidiaries (“Amedisys,” “we,” “us,” or “our”) is a multi-state provider of home health and hospice services with approximately 87% of our net service revenue derived from Medicare for both the three and nine-month periods ended September 30, 2008.

As of September 30, 2008, we were located in 35 states within the United States, the District of Columbia and Puerto Rico with the following number of agencies. The agencies that were closed in 2008 were consolidated with agencies servicing the same areas.

	Owned and Operated Agencies		Managed Agencies
	Home health	Hospice	Home health	Hospice
At December 31, 2007	325	29	4	2
Acquisitions	122	11	-	-
Start-ups	20	4	-	-
Closed	(6)	-	-	-

At September 30, 2008	461	44	4	2

Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly our financial position at September 30, 2008 and December 31, 2007, and our results of operations for the three and nine-month periods ended September 30, 2008 and 2007 and our cash flows for the nine-month periods ended September 30, 2008 and 2007 in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Our results of operations for the interim periods presented are not necessarily indicative of results of our operations for the entire year and have not been audited by our independent auditors.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented. This report should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission (“SEC”) on February 27, 2008, which includes information and disclosures not included herein.

Use of Estimates

Our accounting and reporting policies conform with U.S. GAAP. In preparing the condensed consolidated financial statements, we are required to make estimates and assumptions that impact the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Reclassifications and Comparability

Certain reclassifications have been made to prior periods’ financial statements in order to conform to the current periods’ presentation. For instance, we have reclassified $5.2 million and $14.8 million from our general and administrative expenses to our cost of service for health care insurance costs and other miscellaneous expenses, which are associated with our direct care employees for the three and nine-month periods ended September 30, 2007, respectively. Finally, as a result of our rapid growth, primarily through acquisitions, including the TLC Health Care Services, Inc. (“TLC”) acquisition, our operating results are not comparable for the periods that are presented.

Principles of Consolidation

These condensed consolidated financial statements include the accounts of Amedisys, Inc. and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in our accompanying condensed consolidated financial statements, and business combinations accounted for as purchases have been included in our condensed consolidated financial statements from their respective dates of acquisition. In addition to our wholly owned subsidiaries, we also have certain equity investments that are accounted for as set forth below.

Equity Investments

We consolidate subsidiaries and/or joint ventures when the entity is a variable interest entity and we are the primary beneficiary, as defined in the Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), or if we have controlling interests in the entity, which is generally ownership in excess of 50%. Third party equity interests in our consolidated joint ventures are reflected as minority interests in our condensed consolidated financial statements. For subsidiaries or joint ventures in which we do not have a controlling interest or for which we are not the primary beneficiary as defined by FIN 46R, we record such investments under the equity method of accounting.

Revenue Recognition

We earn net service revenue through our home health and hospice agencies by providing a variety of services almost exclusively in the homes of our patients. This net service revenue is earned and billed either on an episode of care basis (on a 60-day episode of care basis for home health services and on a 90-day episode of care basis for the first two hospice episodes of care and on a 60-day episode of care basis for any subsequent hospice episodes), on a per visit basis or on a daily basis depending upon the reimbursement terms and conditions established with each payor for services provided. We refer to home health revenue earned and billed on a 60-day episode of care as episodic-based revenue. For the services we provide, Medicare is our largest payor, representing 87% of our net service revenue during the three and nine-month periods ended September 30, 2008.

When we record our service revenue, we record it net of estimated revenue adjustments and contractual adjustments to reflect amounts we estimate to be realizable for services provided, as discussed below. We believe, based on information currently available to us and based on our judgment, that changes to one or more factors that impact the accounting estimates (such as our estimates related to revenue adjustments, contractual adjustments and episodes in progress) we make in determining net service revenue, which changes are likely to occur from period to period, will not materially impact our reported financial results, our liquidity or our future financial results.

Home Health Revenue Recognition

We primarily earn our net service revenue for home health services from Medicare. The remainder of our net service revenue for home health services comes from Medicaid and other insurance carriers, including Medicare Advantage programs for patients who have chosen these plans rather than traditional Medicare benefits. The revenue earned from these other insurance carriers can either be reimbursed on episodic-based rates or per visit rates depending upon the reimbursement terms and conditions established with these payors.

Medicare Revenue

Medicare reimburses us at rates based on the severity of the patient’s condition, his or her service needs and other factors relating to the cost of providing services and supplies, bundled into 60-day episodes of home health care. An episode of home health care spans a 60-day period, starting with the first day a billable visit is furnished and ending 60 days later or upon discharge, if earlier. If a patient is still in treatment on the 60th day, an assessment is made to determine if the patient would benefit from an additional episode of care; and if so, a recertification occurs and a new episode begins on the 61st day, regardless of whether a billable visit is rendered on that day and ends 60 days later. The first day of a consecutive episode, therefore, is not necessarily the new episode’s first billable visit. A base episode payment is established by the Medicare Program through federal legislation for all episodes of care, as follows:

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

(2)

On August 22, 2007, the Office of the Actuary of the Center for Medicare and Medicaid Services (“CMS”) issued its final rule to redefine and update the Home Health Prospective Payment System (“PPS”) for calendar year 2008 (“final rule”). The final rule provides more precise coding for morbidities and the differing health characteristics of longer-stay patients by increasing the number of HHRGs from 80 to 153, accounts more appropriately for the impact of rehabilitation services on resource use, and replaces the single threshold (10 visits per episode) with three thresholds (at 6, 14 and 20 visits). The final rule also establishes a system based on severity between each threshold and imposes new quality of care data collection requirements, among other requirements. As it relates to the system of payment based on severity between each episode of care, the final rule has differentiated base episodic payment amounts to provide funding for care that demands more in service needs, by basing the amount paid to each home health provider on the number of consecutive episodes of care (recertifications) that have been provided to each patient and the number of therapy visits that have been provided in each episode of care. For instance, a patient who is in episode one or two is considered to be in an early episode and patients in episodes three or greater are considered to be in late episodes. In addition to the differentiation, discussed above, of each episode of care as an early or late episode, the final rule also calculates the payment made by Medicare to the home health provider by considering the number of therapy visits completed within each episode of care, with different threshold ranges, discussed above. Thus, if the home health provider has a census with a higher acuity mix and multiple co-morbidities that require more intensive services, then the provider could experience an increase in their revenues. On the other hand, providers who service patients with lower acuity and less functional impairments, who require less intensive services, could experience reduced revenue as payment is linked more closely to the comprehensive condition of the patient under the final rule.

As a result of the final rule changes, episodes that began prior to December 31, 2007, but concluded after January 1, 2008 were reimbursed at the base rate of $2,337 and episodes that began on or after January 1, 2008 and conclude prior to December 31, 2008, will be reimbursed at the base rate of $2,270.

Net service revenue is recorded under the Medicare reimbursement program (PPS) based on a 60-day episode reimbursement rate that is subject to adjustment based on certain variables including, but not limited, to: (a) an outlier payment if our patient’s care was unusually costly; (b) a low utilization adjustment (“LUPA”) if the number of visits was fewer than five; (c) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required (thresholds set at 6, 14 and 20 visits); (e) the number of episodes of care provided to our patient, regardless of whether the same home health provider provided care for the entire series of episodes; (f) changes in the base episode payments established by the Medicare Program; (g) adjustments to the base episode payments for case mix, geographic wages and low utilization; and (h) recoveries of overpayments. Prior to the implementation of the final rule, revenue was also subject to adjustment if there were significant changes in our patient’s condition during the treatment period; however, this adjustment is no longer available under the final rule.

We make adjustments to Medicare revenue on completed episodes to reflect differences between estimated and actual reimbursement amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We estimate the impact of such payment adjustments based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record this estimate during the period in which services are rendered as an estimated revenue adjustment and a corresponding reduction to patient accounts receivable. Therefore, we believe that our reported net service revenue and patient accounts receivable will be the net amounts to be realized from Medicare for services rendered. For the three and nine-month periods ended September 30, 2008, we recorded $2.0 million and $4.1 million, respectively, in estimated revenue adjustments to Medicare revenue as compared to $0.9 million and $2.5 million during the three and nine-month periods ended September 30, 2007, respectively.

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of September 30, 2008 and December 31, 2007, the difference between the funds received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was included as a reduction to our outstanding patient accounts receivable in our condensed consolidated balance sheets for such periods, since only a nominal amount represents cash collected in advance of providing services.

Non-Medicare Based Revenue

We earn our net service revenue for home health services through episodic-based rates or through per visit rates (non-episodic based) from Medicaid and other insurance carriers, including Medicare Advantage programs, for patients who have chosen these plans rather than traditional Medicare benefits.

Episodic-based Revenue. We recognize revenue in a similar manner as we recognize Medicare reimbursed revenue for episodic-based rates that are reimbursed by Medicaid and other insurance carriers, including Medicare Advantage programs; however, these rates can vary based upon the terms and conditions set with these various payors.

Non-episodic Based Revenue. We receive non-episodic based revenue from other sources for home health services, which primarily consist of private insurance companies, Medicare Advantage programs and private payors. We have entered into agreements with such third party payors that provide payments, generally on a per visit basis, for services rendered at amounts different from established rates. Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established rates or estimated reimbursement rates, as applicable. Contractual adjustments are recorded for the difference between our standard rates and the contracted rates to be realizable from patients, third parties and others for services provided and are deducted from gross revenue to determine net service revenue and as a reduction to our outstanding patient accounts receivable. In addition, we receive a minimal amount of our net service revenue from patients who are either self-insured or are obligated for an insurance co-payment.

Hospice Revenue Recognition

We recognize net service revenue for hospice-related services based on the payor type.

Hospice Medicare Revenue

Hospice services are generally billed to Medicare on a monthly basis for all patients. Medicare pays hospice agencies a daily rate for each day a beneficiary is enrolled in the hospice benefit and has established payment amounts for specific categories of covered hospice care, including routine home care days, continuous home care days, inpatient respite care days and general inpatient care days.

The Medicare hospice benefit includes two fixed annual caps on payment, both of which are assessed on a provider number basis. One cap limits the number of days of payment at the inpatient (i.e. in a hospital or other medical facility) care rate; the other cap is an absolute dollar amount payment cap per provider number.

Inpatient Cap. The inpatient cap limits the number of days of inpatient care (both respite and general) provided under a particular hospice provider number to not more than twenty percent of the total number of days of hospice care (both inpatient and in-home) furnished to all patients served under that provider number. The daily reimbursement rate for any inpatient days of service in excess of the cap amount are calculated at the routine home care rate. Any amounts received in excess must be refunded to Medicare by the hospice provider.

Overall Payment Cap. In addition, overall Medicare reimbursement is also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of each hospice cap period to determine the maximum allowable payments per provider number. On a monthly and quarterly basis, we estimate our potential cap exposure using information available for both inpatient day limits as well as per beneficiary cap amounts. The total cap amount for each provider is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory amount that is indexed for inflation. The per beneficiary cap amount is $22,386 for the twelve-month period ending October 31, 2008 and $21,410 for the twelve month period ending October 31, 2007. Any amounts received in excess of the beneficiary cap must be refunded to Medicare.

We have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2006 without exceeding any of the cap limits except for one provider number for which we have not received notification for the October 31, 2006 fiscal year. We do not believe we have exceeded the 2006 cap limits for that provider number. For the fiscal year ended October 31, 2007, we believe that we did not exceed any of the cap limits and will have no amounts due to the fiscal intermediary with the exception of one provider for which we have currently recorded $0.1 million in other accrued liabilities in our accompanying condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007 for potential cap limit exposure related specifically to the October 31, 2007 cap year. For the fiscal year ended October 31, 2008, we believe that we will not materially exceed any of the cap limits.

In addition to the payment caps discussed above, adjustments to Medicare revenue could result from differences between estimated and actual reimbursement amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We estimate the impact of such payment adjustments based on our historical experience, which primarily includes our historical collection rate on Medicare claims, and record this estimate during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable. Therefore, net service revenue and patient accounts receivable are recorded at the estimated net amounts to be realized from Medicare for services rendered.

Hospice Non-Medicare Revenue

We have entered into agreements with third party payors, including Medicaid, which provide payments for services rendered at amounts different from established rates for hospice services. For these payors, we record gross revenue on an accrual basis based upon the date of service at amounts equal to our established rates or estimated reimbursement rates, as applicable. Contractual adjustments are recorded for the difference between our established rates and the amounts estimated to be realizable from patients, third parties and others for services provided and are deducted from gross revenue to determine our net service revenue and patient accounts receivable.

Patient Accounts Receivable, Estimate of Allowance for Doubtful Accounts and Billing Practices

Our patient accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, other third-party payors and patients. We believe there is a certain level of credit risk associated with non-Medicare payors. To provide for our non-Medicare patient accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying amount to its estimated net realizable value. We believe the credit risk associated with our Medicare accounts is limited due to (i) our historical collection rate of over 99% from Medicare and (ii) the fact that Medicare is a U.S. government payor, which represents 67% and 69% of our gross patient accounts receivable at September 30, 2008 and December 31, 2007, respectively. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable which are recorded at net realizable value after recording estimated revenue adjustments as discussed above. Finally, other than Medicare, there is no other single payor that accounts for more than 10% of our total outstanding patient receivable. We believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable.

We believe the amounts reflected in our patient accounts receivable net of estimated revenue adjustments and allowance for doubtful accounts represents the amount we will be reimbursed by Medicare and other third-party payors. In instances where we determine that receivables are uncollectible due to such things as expiration of timely filing requirements or credit risks associated with third-party payors, we will typically write off such claims. Our process for writing-off outstanding patient accounts receivable includes both identifying those accounts that should be considered for write off and analyzing each of these individual claims identified to determine their ultimate collectibility.

Medicare Home Health

Our Medicare billing process begins with a concerted effort to ensure that our billings are accurate through the utilization of an electronic Medicare claim review. We submit a RAP for 60% of our estimated reimbursement for the initial episode at the start of care or 50% of the estimated reimbursement for any subsequent episodes of care contiguous with the first episode for a particular patient. The full amount of the episode is billed after the episode has been completed (“final billed”). The RAP received for that particular episode is then deducted from our final payment. If a final bill is not submitted within the greater of 120 days from the start of the episode, or 60 days from the date the RAP was paid, any RAPs received for that episode will be recouped by Medicare from any other claims in process for that particular provider number. The RAP and final claim must then be re-submitted.

Medicare Hospice

For our hospice patients, our pre-billing process includes the keying of each patient’s notice of election form to ensure that we are eligible for payment from Medicare for the services that we provide. Once each patient has been confirmed for eligibility, we will bill Medicare for the services provided to the patient on a monthly basis.

Non-Medicare Home Health and Hospice

For our non-Medicare patients, our pre-billing process begins with verifying a patient’s eligibility for services with the applicable payor. Once the patient has been confirmed for eligibility, we will provide services to the patient and bill the applicable payor based on either the contracted rates or expected reimbursement rates, which are based on our historical experience. We estimate an allowance for doubtful accounts to reduce the carrying amount of the receivables to the amounts we estimate will be ultimately collected. Our review and evaluation of non-Medicare accounts includes a detailed review of outstanding balances and special consideration to concentrations of receivables from particular payors or groups of payors with similar characteristics that would subject us to any significant credit risk. Where such groups have been identified, we have given special consideration to both the billing methodology and evaluation of the ultimate collectibility of the accounts. In addition, the amount of the allowance for doubtful accounts is based upon our assessment of historical and expected net collections, business and economic conditions, trends in reimbursement and an evaluation of collectibility based upon the date that the service was provided. Based upon our best judgment, we believe the allowance for doubtful accounts adequately provides for accounts that will not be collected due to credit risk.

Weighted-Average Shares Outstanding

Net income per common share, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The following table sets forth, for the periods indicated, shares used in our computation of the weighted-average shares outstanding, which are used to calculate our basic and diluted net income per common share (amounts in thousands):

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,
	2008	2007	2008	2007
Weighted average number of shares outstanding - basic	26,556	25,899	26,363	25,768
Effect of dilutive securities:
Stock options	303	346	330	342
Warrants	38	36	39	35
Non-vested stock and stock units	121	51	103	47

Weighted average number of shares outstanding - diluted	27,018	26,332	26,835	26,192

The following table sets forth shares that were anti-dilutive to the computation of diluted net income per common share (amounts in thousands):

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,
	2008	2007	2008	2007
Anti-dilutive securities	-	23	15	26

Warrants

During the three and nine-month periods ended September 30, 2008, we received approximately $0.5 million in cash proceeds related to the exercise of 50,667 outstanding warrants with an exercise price of $10.80 per share. The warrants had been issued in connection with a November 2003 private placement by us of our common stock.

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which provides expanded disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires expanded disclosure including, the fair value of derivative instruments and their gains or losses in a tabular format, information about credit risk, and strategies and objectives for using derivative instruments. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. As of September 30, 2008, we did not have any derivative or hedging activities; however if we do in the future, SFAS 161 will have an impact on our condensed consolidated financial statements.

2. Acquisitions

Each of the following acquisitions was completed in order to pursue our strategy of increasing our market presence by expanding our service base and enhancing our position in certain geographic areas as a leading provider of home health and hospice services. The purchase price of each acquisition was determined based on our analysis of, among other things, comparable acquisitions and expected cash flows. Each of the following acquisitions was accounted for as a purchase and is included in our financial statements from the respective acquisition date. Goodwill generated from the acquisitions was recognized for the excess of the purchase price over tangible and identifiable intangible assets because of the expected contributions of each acquisition to our overall corporate strategy.

Summary of 2008 Acquisitions

On May 9, 2008, we acquired certain assets and certain liabilities of Health Management Associates, Inc., a home health provider with five agencies in Mississippi, South Carolina and Missouri for a total cash purchase price of $6.7 million. In connection with the acquisition, the preliminary allocation of the purchase price primarily includes $6.1 million in goodwill and $1.0 million in other intangibles and $0.4 million in other liabilities.

On March 26, 2008, we acquired 100% of the stock of TLC, a privately-held provider of home nursing and hospice services with 92 home health and 11 hospice agencies located in 22 states and the District of Columbia for a total purchase price of $396.4 million (subject to certain adjustments), of which $16.7 million was placed in escrow with $15.8 million for indemnification purposes and working capital price adjustments and $0.9 million for the delayed acquisition of TLC’s West Virginia agencies, discussed below. As of September 30, 2008, $3.0 million has been released from escrow and paid to the selling stockholders under the working capital price adjustment provisions of the acquisition agreement. In addition, we incurred approximately $2.5 million in closing costs associated with the acquisition. The purchase price was financed with cash on hand on the date of the transaction and proceeds from new indebtedness incurred by us as described in Note 6. As of September 30, 2008, we allocated the aggregate purchase price to the assets acquired and liabilities assumed based upon a preliminary estimate of their fair values, which is subject to adjustment as we finalize our purchase accounting. We anticipate that our valuation of the related assets and liabilities will be finalized during the fourth quarter of 2008. The $327.9 million excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired at the date of acquisition plus the closing costs incurred were allocated to goodwill, of which $181.4 million is presently expected to be deductible for income tax purposes over approximately 15 years.

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

As part of the TLC transaction, we became obligated under certain licensing agreements to allow six different unaffiliated companies to operate within designated territories utilizing our resources. The number of licensees was reduced to five following our June 1, 2008 purchase from the Indianapolis, Indiana licensee. Our resources that are utilized include, but are not limited to, our operating licenses, our trade names, our policies and procedures, our accounting and office systems and other administrative support. Under these agreements, the unaffiliated companies share with us the gross profit generated by the associated agencies, which is based on a defined formula.

We believe that the TLC acquisition provided a market presence complementary to the geographic markets that existed for our home health and hospice businesses as of the date of the acquisition. The following table summarizes, as of September 30, 2008, our estimated preliminary fair values of the TLC assets acquired and liabilities assumed on March 26, 2008 (amounts in thousands), which estimates are subject to change as we finalize our purchase accounting, which is primarily related to our finalization of the fair value of the intangible assets associated with the acquisition.

Patient accounts receivable, net	$38,754
Property and equipment	5,296
Goodwill	327,916
Intangible assets	22,200
Deferred taxes	31,809
Other current assets	1,039
Other assets	1,548
Current liabilities	(32,208)

$396,354

The intangible assets in the table above include a preliminary value of $7.2 million for certificates of need, $13.5 million for Medicare licenses and $1.5 million for non-compete agreements. The non-compete agreements have a remaining amortization period of 1.5 years.

The following table contains pro forma condensed consolidated income statement information assuming that the TLC transaction closed on January 1, 2007, for the nine-month periods ended September 30, 2008 and 2007 (amounts in thousands except per share data).

	2008	2007
Net service revenue	$927,533	$720,549
Operating income	118,900	91,356
Net income	62,827	51,009
Basic earnings per share	$2.38	$1.98
Diluted earnings per share	$2.34	$1.95

The pro forma disclosures in the table above include adjustments for interest expense, amortization of intangible assets and amortization of deferred debt issuance costs to reflect results that are more representative of the combined results of the transaction if it had occurred on January 1, 2007. This pro forma information excludes all other acquisitions as they are not considered significant for pro forma disclosure. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred had the TLC transaction occurred as presented. In addition, future results may vary significantly from the results reflected in the pro forma information.

On February 28, 2008, we acquired the stock of Family Home Health Care, Inc. and Comprehensive Home Healthcare Services, Inc. (“HMA”), a home health provider with 24 agencies in Tennessee and Kentucky for a total purchase price of $47.5 million ($41.0 million in cash and a promissory note of $6.5 million). In connection with the acquisition, we have preliminarily allocated the purchase price as follows: $41.4 million in goodwill, $5.2 million in other intangibles, $5.5 million in patient accounts receivable $0.1 million in other current assets, $0.2 million in property and equipment, $2.0 million in deferred tax liability, $1.1 million in accounts payable and $1.8 million in other liabilities.

On January 1, 2008, we acquired certain assets and certain liabilities of a home health agency in Carolina, Puerto Rico for a total purchase price of $1.2 million ($1.0 million in cash and a promissory note of $0.2 million). In connection with the acquisition, we recorded substantially the entire purchase price as goodwill ($1.0 million) and other intangibles ($0.2 million).

3. Details of Certain Balance Sheet Accounts

Additional information regarding certain balance sheet accounts is presented below (amounts in thousands):

	September 30, 2008	December 31, 2007
Other current assets:
Payroll tax escrow	$940	$3,113
Medicare withholds	3,920	-
Other	3,012	2,878

	$7,872	$5,991

Property and equipment:
Land	$3,159	$3,119
Building and leasehold improvements	22,542	21,447
Equipment and furniture	71,280	54,515
Computer software	18,326	13,998

	115,307	93,079
Less: accumulated depreciation	(34,920)	(24,766)

	$80,387	$68,313

Other assets:
Workers’ compensation deposits	$2,520	$2,550
Health insurance deposits	940	801
Other miscellaneous deposits	2,145	967
Deferred financing fees	7,336	448
Investment in unconsolidated joint ventures	7,504	423
Other	3,835	2,261

	$24,280	$7,450

Accrued expenses:
Payroll and payroll taxes	$81,322	$43,322
Self insurance	16,234	11,418
Legal and other settlements	1,445	876
Income taxes payable	2,202	2,392
Charity care	5,839	1,032
Other	14,455	7,627

	$121,497	$66,667

As of September 30, 2008, our other current assets included $3.9 million in Medicare withholds. These amounts are related to the filing of cost reports for recent acquisitions. Additionally, our deferred financing fees increased $6.9 million from December 31, 2007 primarily as a result of $8.1 million recorded in deferred debt issuance costs that were incurred in connection with our debt associated with our TLC acquisition (see Note 6 for more details on this debt). Finally, the increase in our investment in unconsolidated joint ventures was the result of our finalization of the purchase accounting for the IntegriCare, Inc. acquisition. As a result of this finalization, we allocated an additional $7.1 million to our investment in unconsolidated joint ventures and recorded an offsetting decrease in the recorded goodwill (see Note 4 for additional details on the purchase accounting adjustment to goodwill).

As of September 30, 2008, our accrued expenses included a $4.8 million increase in charity care. This amount includes a reserve for amounts owned to the State of Georgia for the difference between charity care commitments and the actual amount of charity care provided. The increase was primarily due to the addition of TLC’s agencies and our growth in revenue. The 2007 liability has not been paid.

4. Goodwill and Other Intangible Assets, Net

The following table summarizes the activity related to our goodwill and our other intangible assets, net as of and for the nine-month period ended September 30, 2008 (amounts in thousands):

		Other Intangible Assets, Net
	Goodwill	Certificates of Need and Licenses	Acquired Name of Business	Non-Compete Agreements (1)	Total
Balances at December 31, 2007	$332,534	$8,680	$3,300	$2,321	$14,301
Additions	378,397	26,666	-	2,097	28,763
Adjustments related to acquisitions	(9,818)	3,060	-	(205)	2,855
Amortization	-	-	-	(1,439)	(1,439)

Balances at September 30, 2008	$701,113	$38,406	$3,300	$2,774	$44,480

(1)	The weighted-average amortization period of our non-compete agreements is 1.9 years.

During the nine-month period ended September 30, 2008, we adjusted goodwill by $9.8 million in association with our completion of purchase accounting adjustments for 2007 acquisitions. Of the $9.8 million in adjustments, $10.0 million relates to the finalization of the IntegriCare, Inc. acquisition, where we allocated an additional $7.1 million in value to our investment in unconsolidated joint ventures and $2.9 million was allocated to certificates of need and licenses during the three-month period ended June 30, 2008.

5. Commitments and Contingencies

Legal Proceedings

We are involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages. We do not believe that these actions, when finally concluded and determined, will have a material adverse impact on our financial position, results of operations or cash flows.

Alliance Home Health, Inc.

Alliance Home Health, Inc. (“Alliance”), one of our wholly owned subsidiaries (which was acquired in 1998 and ceased operations in 1999), filed for Chapter 7 federal bankruptcy protection with the United States Bankruptcy Court in the Northern District of Oklahoma in September 2000. A trustee was appointed for Alliance in 2001. We have continued to include $4.2 million of liabilities of Alliance in our consolidated financial statements because, until the conclusion of the Alliance bankruptcy proceeds (described below, we were (i) unable to conclude that neither we nor any of our affiliates (other than Alliance) had any direct obligation for these liabilities and (ii) uncertain regarding the ultimate outcome of the Alliance bankruptcy proceedings and the effect of the outcome on us and our affiliates (other than Alliance).

On September 28, 2007, a federal judge from the United States Bankruptcy Court in the Northern District of Oklahoma (“bankruptcy court”) overseeing the Chapter 7 federal bankruptcy proceedings for Alliance finalized its order on the distribution of funds to creditors. As a result of the ruling by the bankruptcy court, the liabilities of $4.2 million attributable to Alliance now will not be paid because Alliance has insufficient assets to discharge the liabilities, and we thereupon concluded that neither we nor any of our affiliates (other than Alliance) has any direct obligation for these liabilities and that we do not believe there is any basis for asserting that there is an indirect obligation on our part of any of our affiliates for these liabilities. Accordingly, upon completion of the Alliance bankruptcy, we reversed the accrued for these liabilities that appeared in our condensed consolidated financial statements and recognized a gain of $4.2 million as other income in our accompanying condensed consolidated income statement during the three and nine-month periods ended September 30, 2007. The discharge of the liabilities was a non-taxable event.

Insurance

We are obligated for certain costs associated with our insurance programs, including employee health, workers’ compensation and professional liability. While we maintain various insurance programs to cover these risks, we are self-insured for a substantial portion of our potential claims, as described in the table below. We recognize our obligations associated with these costs in the period in which a claim is incurred, including with respect to both reported claims and claims incurred but not reported, up to specified deductible limits. These costs have generally been estimated based on historical data of our claims experience. Such estimates, and the resulting reserves, are reviewed and updated by us on a quarterly basis.

The following table presents details of our insurance programs, including amounts accrued for the periods indicated (amounts in thousands) in accrued expenses in our accompanying balance sheets. The amounts accrued below represent our total estimated liability for individual claims that are less than our noted insurance coverage amounts, which can include outstanding claims and claims incurred but not reported.

Type of Insurance	September 30, 2008	December 31, 2007
Health Insurance	$4,544	$3,064
Workers’ Compensation	12,347	9,688
Professional Liability	2,120	1,499

	19,011	14,251
Less: current portion	(2,777)	(2,833)

	$16,234	$11,418

Both our health insurance and workers’ compensation insurance have retention limits of $250,000 and our professional liability insurance has a retention limit of $100,000.

6. Long-Term Obligations

Long-term debt, including capital lease obligations, consisted of the following for the periods indicated (amounts in thousands):

	September 30, 2008	December 31, 2007
Senior Notes:
$35.0 million Series A Notes; semi-annual interest only payments; interest rate at 6.07% per annum; due March 25, 2013	$35,000	$-
$30.0 million Series B Notes; semi-annual interest only payments; interest rate at 6.28% per annum; due March 25, 2014	30,000	-
$35.0 million Series C Notes; semi-annual interest only payments; interest rate at 6.49% per annum; due March 25, 2015	35,000	-
$150.0 million Term Loan; $7.5 million principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (5.21% at September 30, 2008); due March 26, 2013	135,000	-
$250.0 million Revolving Credit Facility; interest only quarterly payments; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (5.21% at September 30, 2008); due March 26, 2013	102,000	-
Promissory notes	22,463	23,645
Capital leases	268	395

	359,731	24,040
Current portion of long-term obligations	(43,716)	(11,049)

Total	$316,015	$12,991

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

The proceeds of the Term Loan, our initial draw of $145.0 million under the Revolving Credit Facility, and the proceeds from the issuance of the Senior Notes were utilized by us (a) to fund the purchase price of the TLC acquisition; (b) to pay transaction and other expenses associated with the TLC acquisition and the closings contemplated by the Credit Agreement and the Note Purchase Agreement; and (c) for other general corporate purposes. In addition, in connection with incurring this new debt, we recorded $8.1 million in deferred debt issuance costs as other assets in our condensed consolidated balance sheet, which are being amortized over the term of the debt.

The Term Loan is repayable in 20 equal quarterly installments of $7.5 million each plus accrued interest beginning on June 30, 2008, with any remaining balance due at maturity on March 26, 2013. Upon occurrence of certain events, including our issuance of capital stock if our leverage ratio at the time of issuance is equal to or in excess of 2.50 and certain asset sales by us where the cash proceeds are not reinvested within a specified time period, mandatory prepayments are required in the amounts specified in the Credit Agreement and Note Purchase Agreement. Mandatory prepayments are paid ratably to the lenders under the Credit Agreement and the holders of Senior Notes, based upon the respective indebtedness outstanding. Amounts paid to the lenders under the Credit Agreement are applied first to the Term Loan, with excess, if any, applied to amounts outstanding under the Revolving Credit Facility, without reduction in the commitments to make revolving loans under the Revolving Credit Facility.

Borrowings under the Term Loan and Revolving Credit Facility, which are not within the swingline facility or letters of credit, are subject to classification as either ABR loans or Eurodollar rate (i.e. LIBOR) loans, as selected by us. Outstanding principal balances of ABR loans are subject to an interest rate based on the ABR Rate, which is set as the greater of the Prime Rate or the Federal Funds Rate plus 0.50% per annum plus an applicable margin, and outstanding principal balances of Eurodollar rate loans are subject to an interest rate as determined by reference to the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus an applicable margin. The applicable margin since the inception of the debt through June 30, 2008 was set at 1.75% per the terms of the Credit Agreement and all subsequent quarters are determined based upon our total leverage ratio, as presented in the table below, for both the Term Loan and the Revolving Credit Facility. Overdue amounts bear interest at 2% per annum above the applicable rate. We are also subject to a commitment fee under the terms of the Revolving Credit Facility, payable quarterly in arrears, as presented in the table below.

Total Leverage Ratio	Margin for ABR Loans	Margin for Eurodollar Loans	Commitment Fee
≥ 3.00	1.00%	2.00%	0.40%
< 3.00 and ≥ 2.50	0.75%	1.75%	0.35%
< 2.50 and ≥ 2.00	0.50%	1.50%	0.30%
< 2.00 and ≥ 1.50	0.25%	1.25%	0.25%
< 1.50 and ≥ 1.00	0.00%	1.00%	0.20%
< 1.00	0.00%	0.75%	0.15%

Our weighted-average interest rate for both the Term Loan and the Revolving Credit Facility were 4.1% and 4.3% for the three and nine-month periods ended September 30, 2008, respectively.

The Credit Agreement and the Note Purchase Agreement require us to meet two financial covenants which are calculated on a rolling four quarter basis. One is a total leverage ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and the second is a fixed charge coverage ratio of adjusted EBITDA plus rent expense to certain fixed charges (i.e. interest expense, required principal payments, capital expenditures, etc). The Credit Agreement also contains customary covenants, including, but not limited to, restrictions on (a) incurrence of liens; (b) incurrence of additional debt; (c) sales of assets or other fundamental corporate changes; (d) investments; (e) declarations of dividends; and (f) capital expenditures. These covenants contain customary exclusions and baskets. As of September 30, 2008, our leverage ratio was less than 2.00 but greater than 1.50, and we were in compliance with the covenants in the Credit Agreement and the Note Purchase Agreement.

The following table presents our availability under our $250.0 million Revolving Credit Facility as of September 30, 2008 (amounts in millions):

Total Revolving Credit Facility	$250,000
Less: outstanding revolving credit loans	(102,000)
Less: outstanding swingline loans	-
Less: outstanding letters of credit	(9,192)

Remaining availability under the Revolving Credit Facility	$138,808

Concurrently with the execution of the Term Loan, Revolving Credit Agreement and Senior Notes described above, we terminated our existing $100.0 million three-year, revolving credit facility that we had entered into on October 24, 2007, and expensed $0.4 million of unamortized deferred debt issuance costs during the nine-month period ended September 30, 2008.

Promissory Notes

Our promissory notes outstanding as of September 30, 2008 were generally issued for three-year periods, range in amounts between $0.2 million and $9.9 million and bear interest in a range of 2.66% to 10.25%. These promissory notes include notes issued in conjunction with our acquisitions for a portion of the purchase price as well as promissory notes issued for software licenses, unrelated to acquisitions.

Capital Leases

We have acquired certain equipment under capital leases for which the related liabilities have been recorded at the present value of future minimum lease payments due under the leases.

7. Subsequent Events

Subsequent to September 30, 2008, we acquired certain assets and assumed certain liabilities of six home health agencies located in Pennsylvania, Maryland and Delaware for approximately $26.3 million, one home health and hospice agency located in Washington for approximately $0.3 million and opened one home health, start-up agency in the State of New Mexico. As a result of these acquisitions and start-up, we now have a presence in 37 states. These agencies are not included in our results of operations or in the number of agencies we acquired for the three and nine-month periods ended September 30, 2008.

The President signed the Emergency Economic Stabilization Act of 2008 on October 3, 2008. As part of the legislation Work Opportunity Tax Credits related to Hurricane Katrina new hires were extended to August 2009 from the original expiration of August 2007. These tax credits will be recorded during the fourth quarter of 2008, which will cause our annual effective tax rate for 2008 to decrease.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Quarterly Report on Form 10-Q or in information incorporated by reference, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those projected therein. These risks and uncertainties include, but are not limited to: general economic and business conditions, changes in or failure to comply with existing regulations or the inability to comply with new government regulations on a timely basis, changes in Medicare and other medical reimbursement levels, our ability to complete acquisitions we announce from time to time, and any financing related thereto, our ability to meet debt service requirements, comply with covenants in debt agreements, adverse changes in federal and state laws relating to the health care industry, demographic changes, availability and terms of capital, our ability to attract and retain qualified personnel, ongoing development and success of new start-ups, our ability to successfully integrate newly acquired agencies, changes in estimates and judgments associated with critical accounting policies and business disruption due to natural disasters or acts of terrorism, and various other matters, many of which are beyond our control.

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

A copy of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 as filed with the SEC, including all exhibits, is available on our internet website at http://www.amedisys.com on the “Investors” page under the “SEC Filings” link.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and nine-month periods ended September 30, 2008. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 27, 2008, which are incorporated herein by this reference.

OVERVIEW

We are a leading provider of high-quality, low-cost home health services to the chronic, co-morbid, aging American population. The services that we provide on a multi-state basis include both home health and hospice services with over 14,500 employees and approximately 87% of our revenue derived from Medicare. As of September 30, 2008, we owned and operated 461 Medicare-certified home health agencies and 44 Medicare-certified hospice agencies in 35 states throughout the United States, the District of Columbia and Puerto Rico. Our typical home health patient is Medicare eligible, 82 years old (with 25% of our patient population being between 80 and 84 years old), takes approximately twelve different medications on a daily basis and has multiple co-morbidities. For our home health patients, we typically receive a 60-day episodic-based payment from Medicare. This payment can vary and depends on the type of care provided, level of acuity and amount of intensive services required. Some patients require one episode of care to stabilize, while others require multiple episodes of care based on the acuity of their condition. Our care for each home health patient focuses on improving their quality of life by evaluating the health condition of each patient; developing a doctor approved plan of care to achieve certain goals for each patient, which can be followed up with additional paid episodes of care, if deemed necessary; and educating each patient on how to either maintain or continue to improve upon their health on an ongoing basis after they leave our care.

Through our home health agencies, we deliver a wide range of services in the homes of individuals who may be recovering from surgery, have a chronic disability or terminal illness or need assistance with the essential activities of daily living. The services we provide include skilled nursing and home health aide services; physical, occupational and speech therapy; and medically oriented social work to eligible individuals who require ongoing care that cannot be provided effectively by family and friends. In addition, we have developed and offer clinically focused programs for high cost chronic conditions and various diseases, such as diabetes, coronary artery disease, congestive heart failure, complex wound care, chronic obstructive pulmonary disease, geriatric surgical recovery, behavioral health, and stroke recovery, as well as various rehabilitative programs, such as Rehab at Home, Dysphasia at Home and Balance for Life. In each case, we focus on improving the functional ability of our geriatric population and enhancing patient self-management through compliance tracking and behavioral modification.

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

Recent Developments

Acquisitions

During the nine-month period ended September 30, 2008, we acquired 122 home health agencies and 11 hospice agencies, respectively. Of these acquisitions, 92 home health agencies and 11 hospice agencies were acquired through our TLC Health Care Services, Inc (“TLC”) acquisition.

We have completed the conversion of the acquired TLC agencies to our operating systems and Point of Care network. In addition, we have closed all of the TLC regional billing centers and completed the conversion of all corporate departments.

Reimbursement

On August 8, 2008, CMS issued a final rule to update and revise the Medicare hospice wage index for fiscal year 2009. The final rule includes a phase out of the Medicare hospice budget neutrality adjustment over three years and clarifies wage index issues pertaining to the definition of rural and urban areas and to multi-campus hospital facilities. CMS also included a 3.6% market basket increase to Medicare hospice rates for fiscal year 2009. We do not expect the impact of this change to have a material impact on our condensed consolidated financial statements.

RESULTS OF OPERATIONS

Our operating results may not be comparable for the three and nine-month periods ended September 30, 2008 as compared to the three and nine-month periods ended September 30, 2007, primarily as a result of our acquisitions and start-up agencies. In addition, the recent turmoil related to both the credit and equity markets may have an impact on our ability to continue to follow our strategy of growing through both acquisition and start-up activity if we are not able to obtain the necessary financing. When we refer to base business, we mean home health and hospice agencies that we have operated for at least the last twelve months; when we refer to acquisitions, we mean home health and hospice agencies that we acquired within the last twelve months; and when we refer to start-ups, we mean any new location opened by us in the last twelve months. Once an agency location has been in operation for a twelve month period, the results for that particular agency are included as part of our base business from that date forward. When we refer to episodic-based revenue, admissions or recertifications, we mean revenue, admissions or recertifications of payors that reimburse on an episodic-basis, which includes Medicare and other insurance carriers as well as Medicare Advantage programs.

As indicated in the risk factors incorporated by reference or set forth herein, reductions to Medicare rates and/or changes in Medicare reimbursement methodology could have a material adverse impact on our results of operations.

Three-Month Period Ended September 30, 2008 Compared to the Three-Month Period Ended September 30, 2007

Net Service Revenue

We are dependent on Medicare for a significant portion of our revenue. Approximately 87% and 89% of our net service revenue was derived from Medicare for the three-month periods ended September 30, 2008 and 2007, respectively.

The following table summarizes our net service revenue growth (amounts in millions):

	For the three-month period ended September 30, 2008
	Base/Start-ups	Acquisitions	Total	For the three-month period ended September 30, 2007
Home health revenue:
Medicare revenue	$189.4	$71.9	$261.3	$150.6
Non-Medicare, episodic-based revenue	17.5	5.0	22.5	10.6

Total episodic-based revenue	206.9	76.9	283.8	161.2
Non-Medicare revenue	9.2	9.7	18.9	8.5

	216.1	86.6	302.7	169.7

Hospice revenue:
Medicare revenue	11.8	6.0	17.8	10.3
Non-Medicare revenue	0.9	0.2	1.1	0.9

	12.7	6.2	18.9	11.2

Total revenue:
Medicare revenue (1)	201.2	77.9	279.1	160.9
Non-Medicare revenue	27.6	14.9	42.5	20.0

	$228.8	$92.8	$321.6	$180.9

Internal episodic-based revenue growth (2)			28%	27%

(1)

Medicare net service revenue for the three-month periods ended September 30, 2008 and 2007 is net of $2.0 million and $0.9 million, respectively in estimated revenue adjustments, which also reduced our outstanding patient accounts receivable.

(2)	Internal episodic-based revenue growth is the percent increase in our base/start-up episodic-based revenue for the period as a percent of the total episodic-based revenue of the prior period.

The following table summarizes our growth in total home health patient admissions:

	For the three-month period ended September 30, 2008
	Base/Start-ups	Acquisitions	Total	For the three-month period ended September 30, 2007
Admissions:
Medicare	33,295	14,875	48,170	30,274
Non-Medicare, episodic-based	3,869	1,164	5,033	2,398

Total episodic-based	37,164	16,039	53,203	32,672
Non-Medicare	5,611	3,710	9,321	5,617

	42,775	19,749	62,524	38,289

Internal episodic-based admission growth (1)			14%	11%

(1)	Internal episodic-based admission growth is the percent increase in our base/start-up episodic-based admissions for the period as a percent of the total episodic-based admissions of the prior period.

The following table summarizes our growth in total home health patient recertifications:

	For the three-month period ended September 30, 2008
	Base/Start-ups	Acquisitions	Total	For the three-month period ended September 30, 2007
Recertifications:
Medicare	33,431	11,310	44,741	27,889
Non-Medicare, episodic-based	2,864	762	3,626	1,552

Total episodic-based	36,295	12,072	48,367	29,441
Non-Medicare	2,946	3,187	6,133	3,019

	39,241	15,259	54,500	32,460

Internal episodic-based recertification growth (1)			23%	32%

(1)

Internal episodic-based recertification growth is the percent increase in our base/start-up episodic-based recertifications for the period as a percent of the total episodic-based recertifications of the prior period.

Our net service revenue increased $140.7 million from 2007 to 2008. The increase is comprised of $92.8 million in acquisition revenue and $47.9 million related to our base/start-up locations. The $47.9 million increase in our base/start-up locations includes a $45.7 million increase in episodic-based revenue, which is primarily the result of an increase in the number of patients serviced and the revenue earned on each episode of care. For our episodic-based revenue, we measure our increase in volume by analyzing our internal growth in both admissions and recertifications and we measure our increase in price by analyzing our average revenue earned on each 60-day episode of care. The following is an explanation of our internal episodic-based admission and recertification growth and average revenue per completed episode, which are the primary reasons for the increase in our internal episodic-based revenue.

During the three-month period ended September 30, 2008, we experienced a 14% increase in our internal episodic-based admissions. We have experienced a significant increase in admissions at our agencies that have been start-ups during the past three years. Over half of our internal episodic-based admission growth was attributable to such start-up agencies.

In addition to our growth in internal episodic-based admissions, we also experienced a 23% increase in our internal episodic-based recertifications during the three-month period ended September 30, 2008. Within our base or mature agencies, our average patient census includes patients who are 82 years old, on average, have a high case mix weight, more pronounced functional debilities, take an average of 12 medications and have a higher risk of hospitalization, when compared to external benchmarks such as those reported by CMS. Given our patient census, it is common for our patients to require more intensive resources in order to achieve their individual goals for recovery. In light of our extensive experience in caring for such patients, we believe we have gained a reputation among referral sources as being successful at caring for patients with a higher acuity mix with multiple co-morbidities, who require more intensive services. This is supported by our reported clinical outcomes from CMS, which show that our outcomes are at or better in 12 out of 12 categories in the footprint of communities that we serve; when our outcomes are compared at the national level, we are at or better in 10 out of 12 categories.

We have encouraged our referral sources (i.e. physicians) to utilize home care as a first stabilizing alternative to the hospital setting as opposed to the latter. As a result, we provide care to a larger percentage of patients coming directly from the physician’s office as compared to directly from the hospital setting. When compared to national external benchmarks, 41% of our patient census is admitted directly from the doctor’s office as opposed to 29% when compared to the national level, as reported by Outcome Concept Systems (As a reminder, patients who have not been stabilized by a hospital stay originally tend to be sicker and have greater resource needs upfront).

These results translate into our agencies receiving referrals for patients who on average require more intensive service with multiple episodes of care. As we enter a new community through a start-up, we begin our operations by establishing our referral sources and trying to increase our patient census through additional admissions. As the agency matures, we educate our referral sources within the community on our expertise of successfully caring for patients who have a higher acuity mix with multiple co-morbidities and our referral sources begin to see our results as we care for the patients who they first referred to us. This education and track record of success with the first patients helps to transform our agency into one that has a census more consistent with our base or mature agencies. This is a similar pattern for our acquired agencies. As the employees of our acquired agencies become familiar with our processes, they are able to achieve clinical outcomes that are similar to our base or mature agencies, and thus begin to develop their patient census into one that is more reflective of our base or mature agencies.

Finally during the three-month period ended September 30, 2008, we experienced an increase in our average revenue per completed episode. During the three-month period ended September 30, our average Medicare revenue per completed episode increased from $2,679 in 2007 to $2,879 in 2008 and our average episodic-based revenue per completed episode increased from $2,672 in 2007 to $2,868 in 2008. The increase in our average revenue per completed episode was primarily due to the development of our therapy intensive specialty programs and the focus of the new Medicare payment system on providing more reimbursement for home health agencies that have patients with a higher acuity mix and multiple co-morbidities that require more intensive services.

Cost of Service, excluding Depreciation and Amortization

Effective January 1, 2008, we have reclassified certain costs (primarily health care insurance) from our general and administrative expenses to our cost of service. As a result, our cost of service consists of the following expenses incurred by our clinical and clerical personnel in our agencies:

•	salaries and related benefits (including health care insurance and workers’ compensation insurance);

•	transportation expenses (primarily reimbursed mileage at a standard rate); and

•	supplies and services expenses (including payments to contract therapists).

As a result of this reclassification, we have conformed the prior period results to the current year presentation and thus have reclassified $5.2 million for the three-month period ended September 30, 2007 from general and administrative expenses to cost of service.

The following summarizes our visit and cost per visit information:

	For the three-month period ended September 30, 2008
	Base/Start-ups	Acquisitions	Total	For the three-month period ended September 30, 2007
Cost of service (amounts in millions):
Home health	$95.1	$45.8	$140.9	$77.6
Hospice	7.1	3.1	10.2	6.9

	$102.2	$48.9	$151.1	$84.5

Home health:
Visits during the period:
Medicare	1,128,002	431,467	1,559,469	933,440
Non-Medicare, episodic-based	105,637	28,212	133,849	66,589

Total episodic-based	1,233,639	459,679	1,693,318	1,000,029
Non-Medicare	103,706	82,549	186,255	102,884

	1,337,345	542,228	1,879,573	1,102,913

Home health cost per visit (1)	$71.09	$84.33	$74.91	$70.31

(1)	We calculate home health cost per visit as home health cost of service divided by total home health visits during the period.

Of the $66.6 million increase in cost of service, $17.7 million is related to increased costs in our base business, inclusive of start-ups and $48.9 million is related to acquisitions. The $17.7 million increase in base business expenses consisted primarily of $17.2 million related to salaries, taxes and benefits and $0.4 million related to travel and training.

Our base or mature agencies are primarily concentrated in the southeastern part of the United States, as compared to our recent acquisitions, which include states outside of our southeastern concentration. These other states have a higher wage index compared to our base agencies, which results in higher labor costs. Additionally, as part of the process of converting agencies to our operations, we convert our visiting staff from salary to a pay per visit model, which we believe promotes labor efficiencies. Typically, acquired locations take up to 18 to 24 months to reach the labor efficiencies of existing operations.

General and Administrative Expenses, Depreciation and Amortization and Other (Expense) Income, net

The following table summarizes our general and administrative expenses, depreciation and amortization expense and other (expense) income, net (amounts in millions):

	For the three-month periods ended September 30,
	2008	2007
General and administrative expenses:
Salaries and benefits	$72.1	$38.1
Non-cash compensation	1.9	0.8
Provision for doubtful accounts	6.2	3.7
Other	40.7	24.3
Depreciation and amortization	5.9	3.9
Other (expense) income, net	(5.0)	4.9

Salaries and benefits increased $34.0 million due primarily to increased personnel costs for our field administrative staff necessitated by our internal growth and acquisitions. Of the $34.0 million increase, $0.4 million is related to certain severance costs associated with the acquisition of TLC.

Provision for doubtful accounts increased $2.5 million primarily as a result of the increase in our non-Medicare net service revenue for the three-month period ended September 30, 2008 compared to the same period in 2007, as our non-Medicare collection rate as a percentage of net service revenue is a component of our estimation of the allowance for doubtful accounts.

Other general and administrative expenses increased $16.4 million, which consisted primarily of a $11.3 million increase as the result of our acquisition and start-up activities and $5.1 million increase in our base business expenses. The increase in our base business expenses was primarily related to an increase in our corporate office expenses, which were necessitated by our continued development of our corporate infrastructure, which included $0.7 million for certain costs associated with the conversion of the acquired TLC agencies to our operating systems including our Point of Care network.

Other (expense) income, net changed $9.9 million from 2007 to 2008. The reasons for this change were primarily attributable to an increase in interest expense paid as a result of outstanding debt incurred in connection with our TLC acquisition and the conclusion of the Alliance bankruptcy. On September 28, 2007 a federal judge from the United States Bankruptcy Court in the Northern District of Oklahoma (“bankruptcy court”) overseeing the Chapter 7 federal bankruptcy proceedings for Alliance finalized its order on the distribution of funds to creditors. As a result, of the ruling by the bankruptcy court, the liabilities of $4.2 million attributable to Alliance now will not be paid because Alliance has insufficient assets to discharge these liabilities, and we thereupon concluded that neither we nor any of our affiliates (other than Alliance), has any direct obligation for these liabilities and that we do not believe there is any basis for asserting that there is an indirect obligation on our part or any of our affiliates for these liabilities. Accordingly, upon completion of the Alliance bankruptcy, we reversed the accrual for these liabilities in our condensed consolidated financial statements, and we recognized a gain of $4.2 million as other income in our accompanying condensed consolidated income statement during the three-month period ended September 30, 2007. The discharge of the liabilities was a non-taxable event.

Income Tax Expense

The following table summarizes our income tax expense and estimated income tax rate (amounts in millions, except for estimated income tax rate):

	For the three-month periods ended September 30,
	2008	2007
Income before income taxes and minority interest	$38.6	$30.6
Income tax (expense)	(15.1)	(10.4)
Estimated income tax rate	39.2%	34.0%

The increase in income tax expense of $4.7 million is attributable to an increase in income before income taxes and minority interests and an increase in the estimated income tax rate. The increase in the estimated income tax rate was primarily attributable to the reversal of the Alliance liabilities during 2007 resulting from the conclusion of the Alliance Bankruptcy, which was a nontaxable event and caused the 2007 rate to be lower and the expiration of certain Hurricane Katrina Employment credits in August 2007. Subsequent to September 30, 2008, the President of the United States signed the Emergency Economic Stabilization Act of 2008 on October 3, 2008. As part of the legislation, the Hurricane Katrina Employment credits were extended to August 2009. As a result, we will record these tax credits during the fourth quarter of 2008, which will cause our annual effective tax rate for 2008 to decrease.

Nine-Month Period Ended September 30, 2008 Compared to the Nine-Month Period Ended September 30, 2007

Net Service Revenue

Approximately 87% and 90% of our net service revenue was derived from Medicare for the nine-month periods ended September 30, 2008 and 2007, respectively.

The following table summarizes our net service revenue growth (amounts in millions):

	For the nine-month period ended September 30, 2008
	Base/Start-ups	Acquisitions	Total	For the nine-month period ended September 30, 2007
Home health revenue:
Medicare revenue	$526.1	$165.5	$691.6	$423.2
Non-Medicare, episodic-based revenue	46.9	11.6	58.5	26.5

Total episodic-based revenue	573.0	177.1	750.1	449.7
Non-Medicare revenue	22.8	24.7	47.5	23.2

	595.8	201.8	797.6	472.9

Hospice revenue:
Medicare revenue	31.4	15.0	46.4	28.5
Non-Medicare revenue	2.4	0.9	3.3	2.5

	33.8	15.9	49.7	31.0

Total revenue:
Medicare revenue (1)	557.5	180.5	738.0	451.7
Non-Medicare revenue	72.1	37.2	109.3	52.2

	$629.6	$217.7	$847.3	$503.9

Internal episodic-based revenue growth (2)			27%	25%

(1)

Medicare net service revenue for the nine-month periods ended September 30, 2008 and 2007 is net of $4.1 million and $2.5 million, respectively in estimated revenue adjustments, which also reduced our outstanding patient accounts receivable.

(2)	Internal episodic-based revenue growth is the percent increase in our base/start-up episodic-based revenue for the period as a percent of the total episodic-based revenue of the prior period.

The following table summarizes our growth in total home health patient admissions:

	For the nine-month period ended September 30, 2008
	Base/Start-ups	Acquisitions	Total	For the nine-month period ended September 30, 2007
Admissions:
Medicare	95,623	36,172	131,795	88,867
Non-Medicare, episodic-based	10,777	3,051	13,828	6,780

Total episodic-based	106,400	39,223	145,623	95,647
Non-Medicare	15,231	10,102	25,333	16,390

	121,631	49,325	170,956	112,037

Internal episodic-based admission growth (1)			11%	13%

(1)	Internal episodic-based admission growth is the percent increase in our base/start-up episodic-based admissions for the period as a percent of the total episodic-based admissions of the prior period.

The following table summarizes our growth in total home health patient recertifications:

	For the nine-month period ended September 30, 2008
	Base/Start-ups	Acquisitions	Total	For the nine-month period ended September 30, 2007
Recertifications:
Medicare	94,981	25,034	120,015	77,717
Non-Medicare, episodic-based	7,507	1,545	9,052	3,056

Total episodic-based	102,488	26,579	129,067	80,773
Non-Medicare	8,717	7,355	16,072	8,759

	111,205	33,934	145,139	89,532

Internal episodic-based recertification growth (1)			27%	33%

(1)

Internal episodic-based recertification growth is the percent increase in our base/start-up episodic-based recertifications for the period as a percent of the total episodic-based recertifications of the prior period.

Our net service revenue increased $343.4 million from 2007 to 2008. The increase is comprised of $217.7 million in acquisition revenue and $125.7 million related to our base/start-up locations. The $125.7 million increase in our base/start-up locations includes a $123.3 million increase in episodic-based revenue, which is primarily the result of an increase in the number of patients serviced and the revenue earned on each episode of care. For our episodic-based revenue, we measure our increase in volume by analyzing our internal growth in both admissions and recertifications and we measure our increase in price by analyzing our average revenue earned on each 60-day episode of care. The following is an explanation of our internal episodic-based admission and recertification growth and average revenue per completed episode, which are the primary reason for the increase in our internal episodic-based revenue.

During the nine-month period ended September 30, 2008, we experienced an 11% increase in our internal episodic-based admissions. We have experienced a significant increase in admissions at our agencies that have been start-ups during the past three years. Over half of our internal episodic-based admission growth was attributable to such start-up agencies.

In addition to our growth in internal episodic-based admissions, we also experienced a 27% increase in our internal episodic-based recertifications during the nine-month period ended September 30, 2008. Within our base or mature agencies, our average patient census includes patients who are 82 years old, on average, have a high case mix weight, more pronounced functional debilities, take an average of 12 medications and have a higher risk of hospitalization, when compared to external benchmarks such as those reported by CMS. Given our patient census, it is common for our patients to require more intensive resources in order to achieve their individual goals for recovery. In light of our extensive experience in caring for such patients, we believe we have gained a reputation among referral sources as being successful at caring for patients with a higher acuity mix with multiple co-morbidities, who require more intensive services. This is supported by our reported clinical outcomes from CMS, which show that our outcomes are at or better in 12 out of 12 categories in the footprint of communities that we serve; when our outcomes are compared at the national level, we are at or better in 10 out of 12 categories.

We have encouraged our referral sources (i.e. physicians) to utilize home care as a first stabilizing alternative to the hospital setting as opposed to the latter. As a result, we provide care to a larger percentage of patients coming directly from the physician’s office as compared to directly from the hospital setting. When compared to national external benchmarks, 41% of our patient census is admitted directly from the doctor’s office as opposed to 29% when compared to the national level, as reported by Outcome Concept Systems (As a reminder, patients who have not been stabilized by a hospital stay originally tend to be sicker and have greater resource needs upfront).

These results translate into our agencies receiving referrals for patients who on average require more intensive service with multiple episodes of care. As we enter a new community through a start-up, we begin our operations by establishing our referral sources and trying to increase our patient census through additional admissions. As the agency matures, we educate our referral sources within the community on our expertise of successfully caring for patients who have a higher acuity mix with multiple co-morbidities and our referral sources begin to see our results as we care for the patients who they first referred to us. This education and track record of success with the first patients helps to transform our agency into one that has a census more consistent with our base or mature agencies. This is a similar pattern for our acquired agencies. As the employees of our acquired agencies become familiar with our processes, they are able to achieve clinical outcomes that are similar to our base or mature agencies, and thus begin to develop their patient census into one that is more reflective of our base or mature agencies.

Finally during the nine-month period ended September 30, 2008, we experienced an increase in our average revenue per completed episode. During the nine-month period ended September 30, our average Medicare revenue per completed episode increased from $2,666 in 2007 to $2,818 in 2008 and our average episodic-based revenue per completed episode increased from $2,661 in 2007 to $2,808 in 2008. The increase in our average revenue per completed episode was primarily due to the development of our therapy intensive specialty programs and the focus of the new Medicare payment system on providing more reimbursement for home health agencies that have patients with a higher acuity mix and multiple co-morbidities that require more intensive services.

Cost of Service, excluding Depreciation and Amortization

As a result of the reclassification discussed above, we have conformed the prior period results to the current year presentation and thus have reclassified $14.8 million for the nine-month period ended September 30, 2007 from general and administrative expenses to cost of service.

The following summarizes our visit and cost per visit information:

	For the nine-month period ended September 30, 2008
	Base/Start-ups	Acquisitions	Total	For the nine-month period ended September 30, 2007
Cost of service (amounts in millions):
Home health	$263.1	$109.0	$372.1	$216.4
Hospice	20.4	8.1	28.5	19.4

	$283.5	$117.1	$400.6	$235.8

Home health:
Visits during the period:
Medicare	3,180,193	1,003,583	4,183,776	2,671,467
Non-Medicare, episodic-based	283,040	65,587	348,627	157,424

Total episodic-based	3,463,233	1,069,170	4,532,403	2,828,891
Non-Medicare	273,259	207,131	480,390	295,205

	3,736,492	1,276,301	5,012,793	3,124,096

Home health cost per visit (1)	$70.40	$85.40	$74.22	$69.28

(1)	We calculate home health cost per visit as home health cost of service divided by total home health visits during the period.

Of the $164.8 million increase in cost of service, $47.7 million is related to increased costs in our base business, inclusive of start-ups and $117.1 million is related to acquisitions. The $47.7 million increase in base business expenses consisted of $46.4 million related to salaries, taxes and benefits and $1.3 million related to travel and training.

Our base or mature agencies are primarily concentrated in the southeastern part of the United States, as compared to our recent acquisitions, which include states outside of our southeastern concentration. These other states have a higher wage index compared to our base agencies, which results in higher labor costs. Additionally, as part of the process of converting agencies to our operations, we convert our visiting staff from salary to a pay per visit model, which we believe promotes labor efficiencies. Typically, acquired locations take up to 18 to 24 months to reach the labor efficiencies of existing operations.

General and Administrative Expenses, Depreciation and Amortization and Other (Expense) Income, net

The following table summarizes our general and administrative expenses, depreciation and amortization expense and other (expense) income, net (amounts in millions):

	For the nine-month periods ended September 30,
	2008	2007
General and administrative expenses:
Salaries and benefits	$190.8	$108.9
Non-cash compensation	4.2	2.4
Provision for doubtful accounts	15.5	9.0
Other	110.2	67.8
Depreciation and amortization	15.7	9.6
Other (expense) income, net	(10.7)	6.1

Salaries and benefits increased $81.9 million due primarily to increased personnel costs for our field administrative staff necessitated by our internal growth and acquisitions. Of the $81.9 million increase, $1.8 million is related to certain severance costs associated with the acquisition of TLC.

Provision for doubtful accounts increased $6.5 million primarily as a result of the increase in our non-Medicare net service revenue for the nine-month period ended September 30, 2008 compared to the same period in 2007, as our non-Medicare collection rate as a percentage of net service revenue is a component of our estimation of the allowance for doubtful accounts.

Other general and administrative expenses increased $42.4 million, which consisted primarily of a $27.6 million increase as the result of our acquisition and start-up activities and $14.8 million increase in our base business expenses. The increase in our base business expenses was primarily related to an increase in our corporate office expenses, which were necessitated by our continued development of our corporate infrastructure, which included $1.9 million for certain costs associated with the conversion of the acquired TLC agencies to our operating systems including our Point of Care network.

Other (expense) income, net changed $16.8 million from 2007 to 2008. The primary reasons for this change were our increase in interest expense associated with debt incurred in connection with our TLC acquisition and the conclusion of the Alliance bankruptcy discussed above.

Income Tax Expense

The following table summarizes our income tax expense and estimated income tax rate (amounts in millions, except for estimated income tax rate):

	For the nine-month periods ended September 30,
	2008	2007
Income before income taxes and minority interest	$99.6	$76.6
Income tax (expense)	(39.3)	(28.2)
Estimated income tax rate	39.4%	36.8%

The increase in income tax expense of $11.1 million is attributable to an increase in income before income taxes and minority interests and an increase in the estimated income tax rate. The increase in the estimated income tax rate was primarily attributable to the reversal of the Alliance liabilities during 2007 resulting from the conclusion of the Alliance Bankruptcy, which was a nontaxable event and caused the 2007 rate to be lower and the expiration of certain Hurricane Katrina Employment credits in August 2007. Subsequent to September 30, 2008, the President of the United States signed the Emergency Economic Stabilization Act of 2008 on October 3, 2008. As part of the legislation, the Hurricane Katrina Employment credits were extended to August 2009. As a result, we will record these tax credits during the fourth quarter of 2008, which will cause our annual effective tax rate for 2008 to decrease.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for Nine-Month Period Ended September 30, 2008 compared to the Nine-Month Period Ended September 30, 2007

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the nine-month periods ended September 30,
	2008	2007
Cash provided by operating activities	$86.8	$81.8
Cash (used in) investing activities	(468.8)	(101.5)
Cash provided by financing activities	331.5	2.1

Net (decrease) in cash and cash equivalents	(50.5)	(17.6)
Cash and cash equivalents at beginning of period	56.2	84.2

Cash and cash equivalents at end of period	$5.7	$66.6

Operating cash flows increased $5.0 million during the nine-month period ended September 30, 2008 compared to the same period in 2007, primarily as a result of the following:

•	a $11.9 million increase in net income;

•

a $38.0 million increase in non-cash reconciling items, which include such items as depreciation and amortization, provision for doubtful accounts and changes in deferred income taxes. The increase was primarily the result of an increase in our deferred tax liability, provision for doubtful accounts and depreciation and amortization. Our deferred tax liability increase was primarily the result of an increase in amortization of the tax basis of our intangible assets acquired from TLC and the increase in our depreciation and amortization was the result of an increase in tangible and intangible assets as a result of recent acquisitions. See discussion above for an explanation concerning the increase in our provision for doubtful accounts; which was offset by

•

a $44.9 million decrease in changes in operating assets and liabilities, net of acquisitions. The decrease was primarily the result of a net increase in our patient accounts receivable, an increase in our accrued expenses and a decrease in our accounts payable. Our accrued expenses increased primarily as a result of our increased personnel cost compared to 2007, as we continue to grow through both start-up and acquisitions activity. See discussion below for further details on our change in outstanding patient accounts receivable.

Investing cash outflows increased $367.3 million during the nine-month period ended September 30, 2008 compared to the same period in 2007, primarily due to our acquisitions of TLC and Family Home Health Care, Inc. and Comprehensive Home Healthcare Services, Inc. (“HMA”) (See Note 2 to the condensed consolidated financial statements for additional information related to our acquisitions).

Financing cash flows increased $329.4 million during the nine month period ended September 30, 2008 compared to the same period in 2007, primarily due to the proceeds related to our new $150.0 million Term Loan, draws of $162.0 million under our new $250.0 million Revolving Credit Facility and the proceeds from our issuance of $100.0 million in Senior Notes, which were used for the funding of the TLC acquisition, as well as other items as detailed below in Indebtedness. This was partially offset by $8.1 million in deferred debt issuance costs incurred as part of the TLC acquisition and $82.1 million increase in principal payments of our long-term obligations (See Note 2 to the condensed consolidated financial statements for additional information related to our acquisitions).

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program; however, from time to time, we can and do obtain additional sources of liquidity through sales of our equity or by incurrence of additional indebtedness. As of September 30, 2008, we had $5.7 million in cash and cash equivalents, $250.0 million of availability for the issuance of any combination of preferred and common stock, if needed, under our effective shelf registration statement, and $138.8 million in availability under our $250.0 million Revolving Credit Facility. We are in compliance with all of the financial covenants of our recently issued debt.

In addition, due primarily to the acquisitions that occurred during the first quarter of 2008 and prior periods, we completed the nine-month period ended September 30, 2008 with $359.7 million in indebtedness, which consisted of $135.0 million outstanding under our Term Loan, $102.0 million outstanding under our Revolving Credit Facility (with $9.2 million in outstanding letters of credit, primarily related to workers’ compensation insurance), $100.0 million outstanding under our Senior Notes, $22.5 million outstanding under our promissory notes (primarily related to acquisitions) and $0.2 million under our outstanding capital leases.

During the nine-month period ended September 30, 2008, we made $20.6 million in capital expenditures, of which $12.3 million was considered routine, which primarily includes equipment and furniture and computer software and $8.3 million related to the deployment of our Point of Care system to our recently acquired agencies. For the remainder of 2008, we anticipate spending approximately $0.5 million to complete our Point of Care system to recently acquired agencies and $4.0 million for routine capital expenditures, which we intend to fund with our operating cash flows.

Based on our operating forecasts and our debt service requirements (described below in Indebtedness), we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements over the next twelve months and into the foreseeable future. However, our liquidity is dependent upon a number of factors influencing forecasts of earnings and operating cash flows. These factors include patient growth, attaining expected results from acquisitions including our integration efforts, our ability to manage our operations based upon certain staffing formulas and certain assumptions related to our reimbursement by Medicare. Our reimbursement by Medicare is subject to a number of factors including, but not limited to, recommendations made by the Medicare Payment Advisory Commission (“MedPAC”) to the United States Congress (“Congress”), legislative changes made by Congress that directly impact the reimbursement rates paid by Medicare, or changes made by CMS. We continually monitor regulatory and reimbursement changes proposed and made to the Medicare reimbursement methodology to properly plan and manage our current and future liquidity needs.

As part of our current cash management process, we manage our interest expense and cash needs by paying down our outstanding debt with any available cash and relying on availability of funds under our Revolving Credit Agreement for our operating and acquisition needs. As a result of this process, we have seen a decrease in our current ratio (i.e. the difference between current assets and current liabilities) from $62.8 million at December 31, 2007 to $7.6 million at September 30, 2008. As we manage our current ratio and our liquidity needs to meet our operating forecasts, debt service requirements and our acquisition and start-up activities, we are monitoring the creditworthiness and solvency of our syndicate of banks that provide the availability of credit under our Revolving Credit Agreement as well as the status of the overall equity and credit markets. This monitoring process has become critical over the past several months as several financial institutions have either failed or have been acquired and as the equity market has seen significant decreases in value, as discussed in the risk factors set forth herein. As of the date of this filing, we do not believe our availability of funds under our Revolving Credit Facility is at risk for this reason; however, we continue to monitor our syndicate of banks in light of the credit market conditions. If our availability under our current Revolving Credit Agreement decreases we may need to consider adjusting our strategy to meet our operating forecasts, debt service requirements and acquisition and start-up activity needs. Such changes could include, but would not be limited to, meeting our minimum debt service requirements and meeting our forecasted operating needs with operating cash flows, while retaining any surplus in operating cash flows, as deemed necessary. As we experience over a 99% collection rate on our Medicare claims, which represents 87% of our net service revenue, we do not believe that it would be difficult to adjust our cash management strategy, as deemed necessary.

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

The proceeds of the Term Loan, our initial draw of $145.0 million under the Revolving Credit Facility, and the proceeds from the issuance of the Senior Notes were utilized by us (a) to fund the purchase price of the TLC acquisition; (b) to pay transaction and other expenses associated with the TLC acquisition and the closings contemplated by the Credit Agreement and the Note Purchase Agreement; and (c) for other general corporate purposes. In addition, in connection with incurring this new debt, we recorded $8.1 million in deferred debt issuance costs as other assets in our condensed consolidated balance sheet, which are being amortized over the term of the debt.

The Term Loan is repayable in 20 equal quarterly installments of $7.5 million each plus accrued interest beginning on June 30, 2008, with any remaining balance due at maturity on March 26, 2013. Upon occurrence of certain events, including our issuance of capital stock if our leverage ratio at the time of issuance is equal to or in excess of 2.50 and certain asset sales by us where the cash proceeds are not reinvested within a specified time period, mandatory prepayments are required in the amounts specified in the Credit Agreement and Note Purchase Agreement. Mandatory prepayments are paid ratably to the lenders under the Credit Agreement and the holders of Senior Notes, based upon the respective indebtedness outstanding. Amounts paid to the lenders under the Credit Agreement are applied first to the Term Loan, with excess, if any, applied to amounts outstanding under the Revolving Credit Facility, without reduction in the commitments to make revolving loans under the Revolving Credit Facility.

Borrowings under the Term Loan and Revolving Credit Facility, which are not within the swingline facility or letters of credit, are subject to classification as either ABR loans or Eurodollar rate (i.e. LIBOR) loans, as selected by us. Outstanding principal balances of ABR loans are subject to an interest rate based on the ABR Rate, which is set as the greater of the Prime Rate or the Federal Funds Rate plus 0.50% per annum plus an applicable margin, and outstanding principal balances of Eurodollar rate loans are subject to an interest rate as determined by reference to the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus an applicable margin. The applicable margin since the inception of the debt through June 30, 2008 was set at 1.75% per the terms of the Credit Agreement and all subsequent quarters are determined based upon our total leverage ratio, as presented in the table below, for both the Term Loan and the Revolving Credit Facility. Overdue amounts bear interest at 2% per annum above the applicable rate. We are also subject to a commitment fee under the terms of the Revolving Credit Facility, payable quarterly in arrears, as presented in the table below.

Total Leverage Ratio	Margin for ABR Loans	Margin for Eurodollar Loans	Commitment Fee
≥ 3.00	1.00%	2.00%	0.40%
< 3.00 and ≥ 2.50	0.75%	1.75%	0.35%
< 2.50 and ≥ 2.00	0.50%	1.50%	0.30%
< 2.00 and ≥ 1.50	0.25%	1.25%	0.25%
< 1.50 and ≥ 1.00	0.00%	1.00%	0.20%
< 1.00	0.00%	0.75%	0.15%

Our weighted-average interest rate for both the Term Loan and the Revolving Credit Facility were 4.1% and 4.3% for the three and nine-month periods ended September 30, 2008, respectively.

The Credit Agreement and the Note Purchase Agreement require us to meet two financial covenants which are calculated on a rolling four quarter basis. One is a total leverage ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and the second is a fixed charge coverage ratio of adjusted EBITDA plus rent expense to certain fixed charges (i.e. interest expense, required principal payments, capital expenditures, etc). The Credit Agreement also contains customary covenants, including, but not limited to, restrictions on (a) incurrence of liens; (b) incurrence of additional debt; (c) sales of assets or other fundamental corporate changes; (d) investments; (e) declarations of dividends; and (f) capital expenditures. These covenants contain customary exclusions and baskets. As of September 30, 2008, our leverage ratio was less than 2.00 but greater than 1.50, and we were in compliance with the covenants in the Credit Agreement and the Note Purchase Agreement.

The following table presents our availability under our $250.0 million Revolving Credit Facility as of September 30, 2008 (amounts in millions):

Total Revolving Credit Facility	$250,000
Less: outstanding revolving credit loans	(102,000)
Less: outstanding swingline loans	—
Less: outstanding letters of credit	(9,192)

Remaining availability under the Revolving Credit Facility	$138,808

Concurrently with the execution of the Term Loan, Revolving Credit Agreement and Senior Notes described above, we terminated our existing $100.0 million three-year, revolving credit facility that we had entered into on October 24, 2007, and expensed $0.4 million of unamortized deferred debt issuance costs during the nine-month period ended September 30, 2008.

Promissory Notes

Our promissory notes outstanding as of September 30, 2008 were generally issued for three-year periods, range in amounts between $0.2 million and $9.9 million and bear interest in a range of 2.66% to 10.25%. These promissory notes include notes issued in conjunction with our acquisitions for a portion of the purchase price as well as promissory notes issued for software licenses, unrelated to acquisitions.

Capital Leases

We have acquired certain equipment under capital leases for which the related liabilities have been recorded at the present value of future minimum lease payments due under the leases.

Inflation

We do not believe that inflation has significantly impacted our results of operations. In addition, we do not believe the recent increase in fuel costs has had a significant impact on our results of operations; however, we will continue to monitor these costs as they could have a material adverse impact on our results of operations in the future.

Critical Accounting Policies

See Part II, Item 7 – Critical Accounting Policies and our consolidated financial statements and related notes in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 27, 2008, for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. The following disclosure is provided as a clarification to our disclosures in our Annual Report on Form 10-K. There have not been any changes to our significant accounting policies or their application, thereof since our Annual Report on Form 10-K.

Revenue Recognition

We earn net service revenue through our home health and hospice agencies by providing a variety of services almost exclusively in the homes of our patients. This net service revenue is earned and billed either on an episode of care basis (on a 60-day episode of care basis for home health services and on a 90-day episode of care basis for the first two hospice episodes of care and on a 60-day episode of care basis for any subsequent hospice episodes), on a per visit basis or on a daily basis depending upon the reimbursement terms and conditions established with each payor for services provided. We refer to home health revenue earned and billed on a 60-day episode of care as episodic-based revenue. For the services we provide, Medicare is our largest payor, representing 87% of our net service revenue during the three and nine-month periods ended September 30, 2008.

When we record our service revenue, we record it net of estimated revenue adjustments and contractual adjustments to reflect amounts we estimate to be realizable for services provided, as discussed below. We believe, based on information currently available to us and based on our judgment, that changes to one or more factors that impact the accounting estimates (such as our estimates related to revenue adjustments, contractual adjustments and episodes in progress) we make in determining net service revenue, which changes are likely to occur from period to period, will not materially impact our reported financial results, our liquidity or our future financial results.

Home Health Revenue Recognition

We primarily earn our net service revenue for home health services from Medicare. The remainder of our net service revenue for home health services comes from Medicaid and other insurance carriers, including Medicare Advantage programs for patients who have chosen these plans rather than traditional Medicare benefits. The revenue earned from these other insurance carriers can either be reimbursed on episodic-based rates or per visit rates depending upon the reimbursement terms and conditions established with these payors.

Medicare Revenue

Medicare reimburses us at rates based on the severity of the patient’s condition, his or her service needs and other factors relating to the cost of providing services and supplies, bundled into 60-day episodes of home health care. An episode of home health care spans a 60-day period, starting with the first day a billable visit is furnished and ending 60 days later or upon discharge, if earlier. If a patient is still in treatment on the 60th day, an assessment is made to determine if the patient would benefit from an additional episode of care; and if so, a recertification occurs and a new episode begins on the 61st day, regardless of whether a billable visit is rendered on that day and ends 60 days later. The first day of a consecutive episode, therefore, is not necessarily the new episode’s first billable visit. A base episode payment is established by the Medicare Program through federal legislation for all episodes of care, as follows:

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

(2)

On August 22, 2007, the Office of the Actuary of the Center for Medicare and Medicaid Services (“CMS”) issued its final rule to redefine and update the Home Health Prospective Payment System (“PPS”) for calendar year 2008 (“final rule”). The final rule provides more precise coding for morbidities and the differing health characteristics of longer-stay patients by increasing the number of HHRGs from 80 to 153, accounts more appropriately for the impact of rehabilitation services on resource use, and replaces the single threshold (10 visits per episode) with three thresholds (at 6, 14 and 20 visits). The final rule also establishes a system based on severity between each threshold and imposes new quality of care data collection requirements, among other requirements. As it relates to the system of payment based on severity between each episode of care, the final rule has differentiated base episodic payment amounts to provide funding for care that demands more in service needs, by basing the amount paid to each home health provider on the number of consecutive episodes of care (recertifications) that have been provided to each patient and the number of therapy visits that have been provided in each episode of care. For instance, a patient who is in episode one or two is considered to be in an early episode and patients in episodes three or greater are considered to be in late episodes. In addition to the differentiation, discussed above, of each episode of care as an early or late episode, the final rule also calculates the payment made by Medicare to the home health provider by considering the number of therapy visits completed within each episode of care, with different threshold ranges, discussed above. Thus, if the home health provider has a census with a higher acuity mix and multiple co-morbidities that require more intensive services, then the provider could experience an increase in its revenues. On the other hand, providers who service patients with lower acuity and less functional impairments, who require less intensive services, could experience reduced revenue as payment is linked more closely to the comprehensive condition of the patient under the final rule.

As a result of the final rule changes, episodes that began prior to December 31, 2007, but concluded after January 1, 2008 were reimbursed at the base rate of $2,337 and episodes that began on or after January 1, 2008 and conclude prior to December 31, 2008, will be reimbursed at the base rate of $2,270.

Net service revenue is recorded under the Medicare reimbursement program (PPS) based on a 60-day episode reimbursement rate that is subject to adjustment based on certain variables including, but not limited, to: (a) an outlier payment if our patient’s care was unusually costly; (b) a low utilization adjustment (“LUPA”) if the number of visits was fewer than five; (c) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required (thresholds set at 6, 14 and 20 visits); (e) the number of episodes of care provided to our patient, regardless of whether the same home health provider provided care for the entire series of episodes; (f) changes in the base episode payments established by the Medicare Program; (g) adjustments to the base episode payments for case mix, geographic wages and low utilization; and (h) recoveries of overpayments. Prior to the implementation of the final rule, revenue was also subject to adjustment if there were significant changes in our patient’s condition during the treatment period; however, this adjustment is no longer available under the final rule.

We make adjustments to Medicare revenue on completed episodes to reflect differences between estimated and actual reimbursement amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We estimate the impact of such payment adjustments based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record this estimate during the period in which services are rendered as an estimated revenue adjustment and a corresponding reduction to patient accounts receivable. Therefore, we believe that our reported net service revenue and patient accounts receivable will be the net amounts to be realized from Medicare for services rendered. For the three and nine-month periods ended September 30, 2008, we recorded $2.0 million and $4.1 million, respectively, in estimated revenue adjustments to Medicare revenue as compared to $0.9 million and $2.5 million during the three and nine-month periods ended September 30, 2007, respectively.

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of September 30, 2008 and December 31, 2007, the difference between the funds received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was included as a reduction to our outstanding patient accounts receivable in our condensed consolidated balance sheets for such periods, since only a nominal amount represents cash collected in advance of providing services.

Non-Medicare Based Revenue

We earn our net service revenue for home health services through episodic-based rates or through per visit rates (non-episodic based) from Medicaid and other insurance carriers, including Medicare Advantage programs, for patients who have chosen these plans rather than traditional Medicare benefits.

Episodic-based Revenue. We recognize revenue in a similar manner as we recognize Medicare reimbursed revenue for episodic-based rates that are reimbursed by Medicaid and other insurance carriers, including Medicare Advantage programs; however, these rates can vary based upon the terms and conditions set with these various payors.

Non-episodic Based Revenue. We receive non-episodic based revenue from other sources for home health services, which primarily consist of private insurance companies, Medicare Advantage programs and private payors. We have entered into agreements with such third party payors that provide payments, generally on a per visit basis, for services rendered at amounts different from established rates. Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established rates or estimated reimbursement rates, as applicable. Contractual adjustments are recorded for the difference between our standard rates and the contracted rates to be realizable from patients, third parties and others for services provided and are deducted from gross revenue to determine net service revenue and as a reduction to our outstanding patient accounts receivable. In addition, we receive a minimal amount of our net service revenue from patients who are either self-insured or are obligated for an insurance co-payment.

Hospice Revenue Recognition

We recognize net service revenue for hospice-related services based on the payor type.

Hospice Medicare Revenue

Hospice services are generally billed to Medicare on a monthly basis for all patients. Medicare pays hospice agencies a daily rate for each day a beneficiary is enrolled in the hospice benefit and has established payment amounts for specific categories of covered hospice care, including routine home care days, continuous home care days, inpatient respite care days and general inpatient care days.

The Medicare hospice benefit includes two fixed annual caps on payment, both of which are assessed on a provider number basis. One cap limits the number of days of payment at the inpatient (i.e. in a hospital or other medical facility) care rate; the other cap is an absolute dollar amount payment cap per provider number.

Inpatient Cap. The inpatient cap limits the number of days of inpatient care (both respite and general) provided under a particular hospice provider number to not more than twenty percent of the total number of days of hospice care (both inpatient and in-home) furnished to all patients served under that provider number. The daily reimbursement rate for any inpatient days of service in excess of the cap amount are calculated at the routine home care rate. Any amounts received in excess must be refunded to Medicare by the hospice provider.

Overall Payment Cap. In addition, overall Medicare reimbursement is also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of each hospice cap period to determine the maximum allowable payments per provider number. On a monthly and quarterly basis, we estimate our potential cap exposure using information available for both inpatient day limits as well as per beneficiary cap amounts. The total cap amount for each provider is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory amount that is indexed for inflation. The per beneficiary cap amount is $22,386 for the twelve-month period ending October 31, 2008 and $21,410 for the twelve month period ending October 31, 2007. Any amounts received in excess of the beneficiary cap must be refunded to Medicare.

We have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2006 without exceeding any of the cap limits except for one provider number for which we have not received notification for the October 31, 2006 fiscal year. We do not believe we have exceeded the 2006 cap limits for that provider number. For the fiscal year ended October 31, 2007, we believe that we did not exceed any of the cap limits and will have no amounts due to the fiscal intermediary with the exception of one provider for which we have currently recorded $0.1 million in other accrued liabilities in our accompanying condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007 for potential cap limit exposure related specifically to the October 31, 2007 cap year. For the fiscal year ended October 31, 2008, we believe that we will not materially exceed any of the cap limits.

In addition to the payment caps discussed above, adjustments to Medicare revenue could result from differences between estimated and actual reimbursement amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We estimate the impact of such payment adjustments based on our historical experience, which primarily includes our historical collection rate on Medicare claims, and record this estimate during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable. Therefore, net service revenue and patient accounts receivable are recorded at the estimated net amounts to be realized from Medicare for services rendered.

Hospice Non-Medicare Revenue

We have entered into agreements with third party payors, including Medicaid, which provide payments for services rendered at amounts different from established rates for hospice services. For these payors, we record gross revenue on an accrual basis based upon the date of service at amounts equal to our established rates or estimated reimbursement rates, as applicable. Contractual adjustments are recorded for the difference between our established rates and the amounts estimated to be realizable from patients, third parties and others for services provided and are deducted from gross revenue to determine our net service revenue and patient accounts receivable.

Patient Accounts Receivable, Estimate of Allowance for Doubtful Accounts and Billing Practices

Our patient accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, other third-party payors and patients. We believe there is a certain level of credit risk associated with non-Medicare payors. To provide for our non-Medicare patient accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying amount to its estimated net realizable value. We believe the credit risk associated with our Medicare accounts is limited due to (i) our historical collection rate of over 99% from Medicare and (ii) the fact that Medicare is a U.S. government payor, which represents 67% and 69% of our gross patient accounts receivable at September 30, 2008 and December 31, 2007, respectively. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable which are recorded at net realizable value after recording estimated revenue adjustments as discussed above. Finally, other than Medicare, there is no other single payor that accounts for more than 10% of our total outstanding patient receivable. We believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable.

We believe the amounts reflected in our patient accounts receivable net of estimated revenue adjustments and allowance for doubtful accounts represents the amount we will be reimbursed by Medicare and other third-party payors. In instances where we determine that receivables are uncollectible due to such things as expiration of timely filing requirements or credit risks associated with third-party payors, we will typically write off such claims. Our process for writing-off outstanding patient accounts receivable includes both identifying those accounts that should be considered for write off and analyzing each of these individual claims identified to determine their ultimate collectibility.

Medicare Home Health

Our Medicare billing process begins with a concerted effort to ensure that our billings are accurate through the utilization of an electronic Medicare claim review. We submit a RAP for 60% of our estimated reimbursement for the initial episode at the start of care or 50% of the estimated reimbursement for any subsequent episodes of care contiguous with the first episode for a particular patient. The full amount of the episode is billed after the episode has been completed (“final billed”). The RAP received for that particular episode is then deducted from our final payment. If a final bill is not submitted within the greater of 120 days from the start of the episode, or 60 days from the date the RAP was paid, any RAPs received for that episode will be recouped by Medicare from any other claims in process for that particular provider number. The RAP and final claim must then be re-submitted.

Medicare Hospice

For our hospice patients, our pre-billing process includes the keying of each patient’s notice of election form to ensure that we are eligible for payment from Medicare for the services that we provide. Once each patient has been confirmed for eligibility, we will bill Medicare for the services provided to the patient on a monthly basis.

Non-Medicare Home Health and Hospice

For our non-Medicare patients, our pre-billing process begins with verifying a patient’s eligibility for services with the applicable payor. Once the patient has been confirmed for eligibility, we will provide services to the patient and bill the applicable payor based on either the contracted rates or expected reimbursement rates, which are based on our historical experience. We estimate an allowance for doubtful accounts to reduce the carrying amount of the receivables to the amounts we estimate will be ultimately collected. Our review and evaluation of non-Medicare accounts includes a detailed review of outstanding balances and special consideration to concentrations of receivables from particular payors or groups of payors with similar characteristics that would subject us to any significant credit risk. Where such groups have been identified, we have given special consideration to both the billing methodology and evaluation of the ultimate collectibility of the accounts. In addition, the amount of the allowance for doubtful accounts is based upon our assessment of historical and expected net collections, business and economic conditions, trends in reimbursement and an evaluation of collectibility based upon the date that the service was provided. Based upon our best judgment, we believe the allowance for doubtful accounts adequately provides for accounts that will not be collected due to credit risk.

Outstanding Patient Accounts Receivable

For the nine-month period ended September 30, 2008, our gross accounts receivable increased from $109.3 million at December 31, 2007 to $199.7 million at September 30, 2008, which was primarily attributable to $847.3 million in net service revenue, $44.3 million in gross patient accounts receivable acquired from our acquisitions during the period, offset by $796.4 million in cash collections and $10.0 million in the write off of uncollected patient accounts receivable. These write offs had been previously provided for in our allowance for doubtful accounts. As a result the write offs had no income statement impact and our allowance for doubtful accounts was reduced by this amount.

Our days revenue outstanding increased 5.4 days for the three-month period ended September 30, 2008 as compared to the three-month period ended December 31, 2007. The increase in our days revenue outstanding was primarily due to both an increase in our unbilled patient accounts receivable and a decrease in our collections. From December 31, 2007 to September 30, 2008, our unbilled patient accounts receivable increased by $30.2 million, of which $26.8 million related to our late 2007 and 2008 acquisitions. In order for us to achieve a billing and collection pattern similar to our existing operations, we need change of ownership approval from CMS with respect to our recently acquired agencies and we must train our agency staff on our billing procedures once an acquired agency is converted to our operating platform. During the three-month period ended September 30, 2008, we successfully completed the conversion of all of the TLC agencies to our operating platform. Once these agencies were converted, there was a period of approximately 30 to 35 days from conversion until we could resume billing for services. We have staff dedicated to assist each of our acquired agencies with this process, and as a result, we anticipate improvements during the fourth quarter of 2008. Additionally, during the last month of the quarter, our corporate office was not fully operational during the week that Hurricane Gustav impacted the state of Louisiana. While we continued to operate key corporate functions, we were not fully staffed, which resulted in lower cash collections during the month.

The following schedule details our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in thousands, except days revenue outstanding):

	Current	31-60	61-90	91-120	Over 120	Total
At September 30, 2008 (1):
Medicare	$36,238	$14,544	$38,871	$18,345	$24,839	$132,837
Medicaid	2,875	3,440	2,048	1,510	8,652	18,525
Private (2)	6,983	7,191	7,790	5,333	21,076	48,373

Total	$46,096	$25,175	$48,709	$25,188	$54,567	$199,735

Allowance for doubtful accounts (3)						(19,967)

Patient accounts receivable, net						$179,768

Days revenue outstanding (4)						56.7

	Current	31-60	61-90	91-120	Over 120	Total
At December 31, 2007 (1):
Medicare	$22,645	$13,648	$20,313	$8,252	$10,022	$74,880
Medicaid	639	860	484	518	3,664	6,165
Private (2)	5,337	4,459	4,042	4,000	10,394	28,232

Total	$28,621	$18,967	$24,839	$12,770	$24,080	$109,277

Allowance for doubtful accounts (3)						(12,968)

Patient accounts receivable, net						$96,309

Days revenue outstanding (4)						51.3

(1)

Our patient accounts receivable include unbilled amounts of $56.5 million and $26.3 million as of September 30, 2008 and December 31, 2007, respectively, which have been aged based upon the initial service date. As discussed above, our late 2007 and 2008 acquisitions have significantly impacted our outstanding patient accounts receivable.

(2)	Private patient accounts receivable include amounts due from other insurance carriers, including Medicare Advantage programs, amounts due for co-payments and amounts due for self-pay.
(3)

The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in thousands), which is recorded to net only our Medicaid and Private outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the three-month period ended September 30, 2008	For the nine-month period ended September 30, 2008
Balance at beginning of period	$15,957	$12,968
Provision for doubtful accounts	6,228	15,505
Write offs	(2,218)	(9,970)
Acquired through acquisitions	—	1,464

Balance at end of period	$19,967	$19,967

As of September 30, 2008, our allowance for doubtful accounts as a percentage of gross patient accounts receivable decreased from 11.9% at December 31, 2007 to 10.0% at September 30, 2008. The primary reason for this change was the result of $10.0 million in the write off of older outstanding patient accounts receivable that we deemed uncollectible. These accounts had been previously provided for in the allowance for doubtful accounts and thus had no income statement impact.

(4)

Our calculation of days revenue outstanding is derived by dividing our ending gross patient accounts receivable at September 30, 2008 and December 31, 2007 by our average daily net patient revenue for the three-month periods ended September 30, 2008 and December 31, 2007, respectively.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Primarily as a result of our borrowings to effect the TLC acquisition, we are now exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility and Term Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our condensed consolidated statement of operations and the condensed consolidated statement of cash flows will be exposed to changes in interest rates. As of September 30, 2008, our weighted-average interest rate for the Term Loan and the Revolving Credit Facility was 4.1% and 4.3%, respectively. A 1.0% interest rate increase would increase interest expense by approximately $2.4 million annually.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2008, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008, the end of the period covered by this Quarterly Report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2008, we had total outstanding indebtedness of approximately $359.7 million, comprised mainly of indebtedness incurred in connection with the TLC acquisition. This is compared to the outstanding indebtedness at December 31, 2007 of approximately $24.0 million. Our substantial indebtedness could have important consequences, including the following:

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

The volatility and disruption of the capital and credit markets and adverse changes in the global economy may negatively impact our ability to access financing, and without such financing, we may be unable to achieve our objectives for strategic acquisitions and internal growth.

The capital and credit markets have been experiencing extreme volatility and disruption at unprecedented levels. Significant declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions.

While we intend to finance strategic acquisitions and internal growth with cash flows from operations and borrowings under our revolving credit facility, we may require sources of capital in addition to those presently available to us. Due to the existing uncertainty in the capital and credit markets, our access to capital may not be available on terms acceptable to us or at all, and this may result in our inability to achieve present objectives for strategic acquisitions and internal growth.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the nine-month period ended September 30, 2008:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Share (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 to January 31, 2008	-		$-	-	-
February 1, 2008 to February 29, 2008	683	(1)	$43.36	-	-
March 1, 2008 to March 31, 2008	-		$-	-	-
April 1, 2008 to April 30, 2008	-		$-	-	-
May 1, 2008 to May 31, 2008	-		$-	-	-
June 1, 2008 to June 30, 2008	954	(1)	$51.46	-	-
July 1, 2008 to July 31, 2008	-		$-	-	-
August 1, 2008 to August 31, 2008	-		$-	-	-
September 1, 2008 to September 30, 2008	-		$-	-	-

Total	1,637		$48.08	-	-

(1)

Represents shares of common stock surrendered to us by certain employees to satisfy tax withholding obligations in connection with the vesting of non-vested stock previously awarded to such employees under our 1998 Stock Option Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

See Note 7 to the condensed consolidated financial statements for information concerning our subsequent events.

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

DATE: October 28, 2008

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