Form 10-K
period 2008-12-31
AMEDISYS INC
filed 2009-02-17
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price as quoted by the NASDAQ Global Select Market on June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,326,155,613. For purposes of this determination shares beneficially owned by officers, directors and ten percent stockholders have been excluded, which does not constitute a determination that such persons are affiliates.

As of February 13, 2009, registrant had 27,247,737 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) to be filed pursuant to the Securities Exchange Act of 1934 with the Securities and Exchange Commission within 120 days of December 31, 2008 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

PART I.
	SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS	1
ITEM 1.	BUSINESS	2
ITEM 1A.	RISK FACTORS	21
ITEM 1B.	UNRESOLVED STAFF COMMENTS	33
ITEM 2.	PROPERTIES	33
ITEM 3.	LEGAL PROCEEDINGS	34
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	34

PART II.
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	35
ITEM 6.	SELECTED FINANCIAL DATA	38
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	39
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	58
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	58
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	58
ITEM 9A.	CONTROLS AND PROCEDURES	58
ITEM 9B.	OTHER INFORMATION	61

PART III.
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	61
ITEM 11.	EXECUTIVE COMPENSATION	61
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	61
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	62
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	62

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	63

SIGNATURES		64

FINANCIAL STATEMENTS		F-1

EXHIBIT INDEX

EX-21.1 LIST OF SUBSIDIARIES

EX-23.1 CONSENT OF KPMG LLP

EX-31.1 SECTION 302 CERTIFICATION OF CEO

EX-31.2 SECTION 302 CERTIFICATION OF CFO

EX-32.1 SECTION 906 CERTIFICATION OF CEO

EX-32.2 SECTION 906 CERTIFICATION OF CFO

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Annual Report on Form 10-K or in information incorporated by reference, words like “believes”, “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to: general economic and business conditions, changes in or our failure to comply with existing Federal and State laws or regulations or the inability to comply with new government regulations on a timely basis, changes in Medicare and other medical payment levels, our ability to find appropriate companies to acquire, to complete acquisitions we announce from time to time, and to secure any financing related thereto, our ability to meet debt service requirements and comply with covenants in debt agreements, demographic changes, availability and terms of capital, our ability to attract and retain qualified personnel, ongoing development and success of new start-ups, our ability to successfully integrate newly acquired agencies, changes in estimates and judgments associated with critical accounting policies and business disruption due to natural disasters or acts of terrorism, and various other matters, many of which are beyond our control.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based. For a discussion of some of the factors discussed above as well as additional factors that may affect our results, see Part I, Item 1A. Risk Factors and Part II, Item 7 Critical Accounting Policies within Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

Unless otherwise provided, “Amedisys,” “we,” “us,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries and when we refer to 2008, 2007 and 2006, we mean the twelve month period then ended December 31, unless otherwise provided.

A copy of this Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (“SEC”), including all exhibits, is available on our internet website at http://www.amedisys.com on the “Investors” page under the “SEC Filings” link.

PART I

ITEM 1. BUSINESS

Overview

We are a leading provider of high-quality, low-cost home health services to the chronic, co-morbid, aging American population. We were originally incorporated in Louisiana in 1982 by William F. Borne, our founder, Chief Executive Officer and Chairman of the Board; transferred our operations to a Delaware corporation, which was incorporated in 1994; and became a publicly traded company in August of that year. Our common stock is currently traded on the NASDAQ Global Select Market under the trading symbol “AMED”. Our services, which we provide on a nationwide basis, include both home health and hospice services and are primarily paid by Medicare, which represented approximately 87%, 89%, and 93% of our net service revenue in 2008, 2007 and 2006, respectively. As of December 31, 2008, we owned and operated 480 Medicare-certified home health agencies and 48 Medicare-certified hospice agencies and managed the operations of four Medicare-certified home health and two Medicare-certified hospice agencies in 37 states within the United States, the District of Columbia and Puerto Rico. The following is our national geographic footprint. See Item 2, “Properties” for additional detail about the location of our agencies.

Our typical home health patient is Medicare eligible, approximately 82 years old, takes approximately 12 different medications on a daily basis and has multiple co-morbidities. For our home health patients, we typically receive a 60-day episodic-based payment from Medicare. This payment can vary and depends on the type of care provided, acuity (how sick or debilitated a patient is) of the patient’s condition and amount of services required. Some patients require one episode of care to achieve clinical goals, while others require multiple episodes of care based on the acuity of their condition. Our care for each home health patient focuses on improving their quality of life by evaluating their health condition; developing a doctor approved plan of care to achieve certain goals, which can be followed up with additional episodes of care, if deemed necessary; and educating them on how to either maintain or continue to improve upon their health after they leave our care.

During the past three years, we have more than doubled our net service revenue from $541.1 million in 2006 to $1,187.4 million in 2008 and have increased our diluted earnings per share by 87.2% from $1.72 per share in 2006 to $3.22 per share in 2008. Additionally in 2008, we completed the acquisition and conversion of 131 home health and 14 hospice agencies to our operating systems and Point of Care (“POC”) network. These acquisitions include our largest acquisition to-date, TLC Health Care Services, Inc. (“TLC”), which added 92 home health and 11 hospice agencies to our operations.

Our Philosophy

As one of the leading providers of home health care and hospice services, we strive to maintain our vision, purpose, strategy and mission:

Our Vision. To be the premier home health care company in the communities we serve.

Our Purpose. To assist patients in maintaining and improving their quality of life.

Our Strategy. To offer low-cost, outcome-driven health care at home (see “Our Strategy” below for details on how we intend to achieve this strategy)

Our Mission. To provide cost-efficient, quality health care services to the patients entrusted to our care.

Our Market and Opportunity

Home Health

The United States Census Bureau reported that as of July 1, 2004, there were 36.3 million people in the United States who were Medicare eligible at 65 years of age or older and that it estimates this number will more than double to 86.7 million by 2050, as the baby boomer generation ages and become part of this age demographic beginning in 2011. As the number of Medicare beneficiaries increases, future home health care expenditures are projected to increase to over $65.0 billion through 2017, as reported by the Office of the Actuary of the Center for Medicare and Medicaid Services (“CMS”). This expected increase is projected to result in growth in total health care expenditures outpacing growth in the Gross Domestic Product (“GDP”) of the United States over the next decade, causing such expenditures to increase from 15% of GDP today to 20% by 2016, as reported by CMS. As a result of these factors (increased beneficiaries and increased costs), we believe the Federal and state governments will seek ways to manage/reduce their overall health care expenditures through payment rate reductions and/or continued adjustments to the Home Health Prospective Payment System (“PPS”) (described below), which will lead to an evolution within the industry where home health providers will look to become more efficient through various means, such as incorporating technology within their processes and/or centralizing certain activities. We also believe the Federal and state governments will encourage health care providers to seek care for their patients in the home setting as opposed to facility-based/acute inpatient hospitals, as it typically costs less to provide care in the home. (Given this anticipated evolution, we believe that we are well positioned to address these challenges.) As a nation, we are currently positioning ourselves to better allocate our resources to provide people with access to high-quality care and appropriate services that maintain health and functioning in the face of disease progression and ensure that this care is coordinated across multiple providers and payors, particularly through the end of life.

Additionally, as there were over 9,200 provider numbers issued for home health agencies in the United States as of the end of 2007, as reported by the Medicare Payment Advisory Commission (“MedPAC”), we believe that certain home health providers will leave the industry due to competitive pressures and/or inability to change as the home health industry evolves. We believe this will provide additional acquisition opportunities for us and other home health providers that are able to continue to provide quality care to their patients while remaining profitable.

Hospice

According to the United States’ National Association for Home Care & Hospice, at the end of 2006, there were approximately 3,000 provider numbers issued for hospice agencies in the United States, and, according to CMS, the number of Medicare beneficiaries utilizing hospice services is expected to increase at an average rate of 9% per year through 2015. As a result, we believe that the hospice industry provides us with a growth opportunity that is complementary to our home health growth strategy. With the projected growth in the hospice industry, an increased level of scrutiny is being placed on Medicare and Medicaid hospice payment methodologies. As noted by MedPAC, the hospice industry has not seen dramatic changes to its payment structure since its inception, which means that changes to the hospice payment system are likely as more data is collected on the services that are provided to beneficiaries. We believe these changes will most likely result in less efficient providers choosing to leave the industry as they become less competitive, promoting consolidation within the industry. Based on these factors and our growth strategy for our hospice operations, we believe we are in a favorable position to seek out potential acquisition and start-up opportunities as we expand our business.

Our Competitive Strengths

We believe our market share and our ability to grow our business are directly related to the following competitive strengths:

•

Leading position in growing Medicare home health care industry. Our primary focus is providing quality home health services to Medicare beneficiaries, and we derive approximately 87% of our revenue from Medicare. As we provide these services, we focus on improvements to our continuum of care, continued development of our disease management programs, the development and growth of our referral network, improvements to the processing of referrals and an ongoing commitment to our patients and employees. We believe that our continued efforts in improving efficiencies and quality of care differentiate us from our competition. We also believe that these efforts will enable us to adapt to any future CMS changes to PPS for Medicare beneficiaries.

•

Clinical outcomes are among the best in our industry. We believe the clinical outcomes we have achieved for our home health patients are among the best in the industry. This can be seen in collected and reported quality data from CMS, which show that we exceeded 12 out of 12 measurement categories in the regions we serve and 10 out of the 12 measurement categories when compared to the national average. We believe our clinical outcomes poise us for internal growth in admissions and revenues at our existing locations, as we continue to receive a growing number of referrals from existing sources and continue to increase the number of new referral sources.

•

Experience at providing care to higher acuity patients. 41% of our patient census is admitted directly from the doctor’s office as compared to 27% at the national level, as reported by Outcome Concept Systems, Inc. (“OCS”), an independent health care benchmarking firm. We believe this difference is primarily related to the education we provide to our referral sources and our reputation for success in providing care to higher acuity patients. With a larger percentage of our patients coming directly from a physician, our patients typically require more intensive care as they have not benefited from treatment in a hospital or other inpatient care facility. As we continue to care for these higher acuity patients, we believe we will continue to gain experience that helps us to improve our ability to care for such individuals.

•

Superior operating model based on balance between agency and corporate responsibilities. We have developed an operating model we believe provides a successful balance between the roles and responsibilities existing at our agencies and the roles and responsibilities existing at our consolidated corporate operations. For example, we have centralized our billing and collection efforts, accounting, regulatory, marketing, payroll, intake, risk management and quality assurance functions to reduce overhead expenses. We believe our operating model has allowed us to integrate acquisitions onto our operating and billing platform quickly and efficiently. In addition, our agencies carry both locally and nationally recognized branding and tailor their respective marketing efforts to address the specific needs of the communities, referral sources and Medicare beneficiaries they serve. Each agency has a management team that works to establish strong relationships within their communities and with referral sources. Finally, we have deployed standardized clinical programs and believe this initiative has improved our quality of care and risk management systems and helps us actively manage clinical compliance across all of our home health agencies.

•

Integrated technology and management systems enhance efforts to be a low-cost provider. We have invested significant time and resources to improve our information technology and real-time management and monitoring capabilities. For instance, we have developed and deployed POC laptop devices, developed a proprietary, Windows™-based clinical software system and utilize an electronic physician order system, which together are used to collect assessment data, schedule and log patient visits, generate medical orders and monitor treatments and outcomes in accordance with established medical standards. With these integrated technologies, we believe we are able to standardize the care delivered across our network of agencies and we are effectively able to monitor the patients we treat. We believe these integrated technologies and management systems allow us to be efficient, reducing the need for additional administrative staff and related expenses, and contribute to our efforts to be a low-cost provider.

•

Proven ability to identify and efficiently integrate acquisition targets. We believe we have been successful at identifying and integrating acquisitions, which fit into our vision, purpose, strategy and mission. Our post-acquisition integration efforts, which generally take 18 to 24 months to complete, include: improving operating efficiencies; recruiting, as necessary, qualified nurses and account executives; expanding relationships with local physicians and discharge planners; and expanding the breadth and quality of services offered to patients. When potential acquisition targets come to our attention, we complete an intensive review process to determine whether the acquisition fits our overall business model. We believe we employ a disciplined strategy based on defined acquisition criteria, including service quality, a sound compliance track record, a strong referral base, a compatible payor mix and opportunities for cost savings and growth.

•

Significant cash flow from operations and relatively low capital expenditures. We generate significant cash flow from operations due to the profitable operation of our business and active management of our working capital. Our capital expenditure requirements are relatively low because of the nature of our services, which include providing services at the patient’s homes, thus not requiring significant office space or expensive medical equipment. Historically, our routine capital expenditures have amounted to approximately 2% of our net service revenue.

•

Patient-oriented, employee-driven company culture enhances industry opportunities. We believe our culture is patient-oriented and employee-driven, with a strong emphasis on quality of care. We communicate frequently with our employees and provide educational opportunities along with competitive benefits. We reinforce our culture through an orientation program for new employees and on an ongoing basis with emphasis on the importance of high-quality patient care and the need to remain productive while keeping our costs low. We keep our employees informed about corporate events and solicit feedback regarding ways to improve our services and working environment.

Our Strategy

Our strategy is to offer low-cost, outcome driven health care at home. To achieve this strategy, we intend to:

•

Focus on providing home health and hospice services to Medicare-eligible patients. The rapidly growing population of potential Medicare beneficiaries represents a compelling market for home health and hospice providers. We believe that implementation of PPS in the home health industry has created a relatively stable payment environment favoring companies that focus on providing high-quality, low-cost home health and hospice services.

•

Emphasize internal growth through increased episodic-based patient admissions. We intend to emphasize the internal growth of our episodic-based patient admissions, which approximated 11% during 2008. We drive internal growth by: maintaining an emphasis on high-quality care; expanding and enhancing referral relationships in our local and regional markets; continuing to educate referral sources regarding our specialized programs that focus on our ability to care for chronic conditions and diseases; and attracting and retaining highly skilled and experienced employees through communication, education, empowerment and competitive benefits.

•

Continue to grow through investment in start-up agencies. We believe that start-ups also provide a cost-effective opportunity to expand our operations. Our typical start-up agency requires an initial investment of between $0.2 million to $0.4 million, takes approximately 18 to 24 months to earn back its investment and achieves an annual revenue run-rate of $1.5 million to $2.0 million in its second year of operation.

•

Continue to grow through pursuit of strategic acquisition targets. We believe our focus on Medicare beneficiaries, our size and our national reputation provide us with a strategic advantage when assessing potential acquisitions. The majority of home health and hospice agencies are owned either by hospitals or independent operators. We believe recent and other potential changes to Medicare home health payment rates will continue to pressure the home health industry to consolidate, which will give us a strategic opportunity to pursue and close acquisitions. In pursuing strategic acquisitions, we employ a disciplined strategy based on defined criteria, which include, but are not limited to, high-quality service, a sound compliance track record, a strong referral base and a compatible payor mix.

•

Focus on leveraging our cost-efficient operating structure. We believe the size and scale of our infrastructure and operating systems offer the opportunity to achieve operating leverage at both the agency and corporate level. At the agency level, we have strived to develop a cost-efficient operating model. To manage our diverse network of locations, we use a proprietary information system that reduces administrative and operating costs through the integration of clinical, financial and operating functions. We manage all patient care and utilization on a real-time basis from both a clinical and financial perspective through a system of exception reporting. At the corporate level, our geographic focus, investment in infrastructure and information systems enable us to leverage regional and senior management resources and add new locations without proportionate increases in corporate overhead.

•

Continue to invest in technology to gain efficiencies, enhance controls and improve patient care. We believe that our investments in technology have helped us achieve significant operating efficiencies, enhance our internal financial and compliance controls, and—most importantly—improve the quality of care we provide our patients, permitting our patients to achieve better outcomes, more rapidly than would otherwise be possible. We intend to continue to make these investments, focusing particular attention on enhancing our care coordination abilities aimed at servicing the higher acuity (sicker) population. We plan to build out these capabilities by embedding further evidenced based protocols, predictive modeling capabilities, advanced patient registry functions and expanded capabilities to interface with multiple care providers via a scalable, secure communication platform.

•

Continue to develop and deploy care management programs for chronic diseases and conditions. We have developed care management services that focus on complex diseases and chronic conditions and launched programs for diabetes, coronary artery disease, congestive heart failure, orthopedics, complex wound care, geriatric surgical recovery, balance retraining and behavioral health, among others. We believe our care management programs represent an attractive growth opportunity because they combine clinical quality with the cost-effective delivery of high-quality nursing care to patients who have chronic conditions.

•

Continue to develop our care coordination platform. Because our data and infrastructure systems are centralized, we are able to focus on further developing our chronic care coordination programs. Our patients generally experience multiple co-morbidities and have a high risk for unplanned emergency events. We recognize the need to manage this population much more comprehensively than the traditional home care model.

Our Operations

Home Health

We provide low-cost, outcome driven health care to homebound patients we serve within the comfort of their own homes. We believe there is no place like home for a healing, relaxing environment for patients recovering from illness, injury or surgical procedures. The home provides an environment that allows medical professionals greater access to family members who can participate in their loved one’s care, while allowing the caregivers to make recommendations based on each individual patient’s needs. In addition to the home being a preferred setting for the patient, we believe by providing care to our patients in their homes we offer a low-cost alternative to hospitals, nursing homes and other health care alternatives.

We are one of the leading providers of home-based care management programs for complex, chronically ill patients. We believe that our proprietary technologies, our “Encore” nurse call center and our evidence-based, best practice clinical algorithms are the right prescription for providing comprehensive, continuous chronic care management to our patients.

Our Continuum of Care

Our home health care team works closely with our patients and their physicians to coordinate all aspects of each individual patient’s care. With skill, efficiency and compassion, we strive to provide a seamless transition from an institutional setting or directly from a physician referral to the individual patient’s home, while keeping in mind the needs of our patients. Our care begins with the receipt of a referral, continues with the initial patient assessment and the development of the plan of care, is followed by one or more episodes of care, as deemed necessary by the patient’s physician, and is typically concluded by the discharge of the patient once their treatment goals have been met. In addition to this continuum of care, we continue to contact the patient through our “Encore” nurse call center for a 12 month period following discharge to ensure the patient is continuing to have his/her care needs met. In order to provide this continuum of care, we have the following resources:

•

Skilled Nursing: includes skilled observation and assessment, disease specific patient/caregiver education, wound management, infusion management, infusion therapy, catheter management (including, tracheotomy and ostomy care) and nutritional assessment/education;

•	Therapy Services: includes physical therapy, occupational therapy and speech therapy assessment/education;

•	Assistance: includes an assessment of and education regarding health challenges faced by each patient, in each case provided by certified nursing assistants; and

•	Additional Services: includes care provided by medical social workers and registered dieticians.

Our Care Management Programs for Complex, Chronically Ill Patients

We provide care we believe offers diagnosis-driven, evidenced-based protocols for effective patient management, including the following:

•

Heart @ Home—our cardiac program uses cardiac clinical tracks, which focus on patient education, self-management, early warning signs, proper nutrition and exercise and prevention of long term complications;

•	Diabetes @ Home—our diabetes program uses diabetes clinical tracks, which focus on patient education on self-management, basic survival skills and complications associated with diabetes;

•

Partners in Wound Care—our wound care program includes evidence-based practices incorporating the most current techniques and advanced products to improve outcomes by addressing all aspects of wound treatment and healing;

•

Wound Care - a Therapy Approach—is a comprehensive approach designed to integrate therapy skills for wound care in the home, which includes identification of the root cause of wounds and treatment interventions designed to address each issue;

•	Surgical Recovery @ Home—our surgical recovery program provides the necessary follow-up care for elderly patients who return home after undergoing short stay or outpatient surgical procedures;

•	Behavioral Health @ Home—our behavioral health program is designed to effectively provide transition from hospital to home for the psychiatric patient and family;

•

COPD @ Home—our chronic obstructive pulmonary program focuses on patient education, self-management and early intervention skills to help prevent or delay complications and help the patient achieve the best possible outcomes;

•

Stroke Recovery @ Home—our stroke recovery program enables us to deliver quality care for our patients who have recently suffered from a stroke by educating them and their caregivers on all aspects of recovery including prevention of future strokes and the recognition of early warning signs;

•

Chronic Kidney Disease @ Home—our chronic kidney program uses clinical tracks which focus on patient education, self-management, early warning signs, proper nutrition and prevention of long term complications;

•	Pain Management @ Home—our pain management program is designed to effectively reduce the patients’ pain and improve their well-being by restoring optimal function and independence at home;

•

Rehab @ Home—our rehabilitation therapy program focuses on improving strength, mobility, balance and swallowing disorders utilizing physical, occupational and/or speech therapy to keep patients at home and functioning safely;

•	Orthopedic Recovery @ Home—our orthopedic recovery rehabilitation program focuses on pain management, manual therapy techniques and safe independent mobility;

•

Dysphagia @ Home—our dysphagia program uses neuromuscular electrical stimulation to assist patients in restoring swallowing function, preventing pneumonia and decreasing complications resulting from neurological damage; and

•

Balanced for Life—our fall prevention program integrates therapy skills and uses clinical tracks, focusing upon patient education, self-management/adaptation, balance training and environmental assessment for external fall risk factors.

Our Referral and Admission Process

Our referral process begins with our account executives and agency personnel establishing relationships with physicians and hospital discharge planners in each of the markets that we serve. As we develop these relationships, we focus on educating these referral sources on our ability to care for higher acuity patients, on our comprehensive offering of services and our track record of improving clinical outcomes of our patients. Once we receive a referral, our interdisciplinary care team (inclusive of skilled nurses and home health aides; physical, occupational and/or speech therapists; and medically oriented social workers) coordinates the entire process, by initially evaluating the needs of the referral at the patient’s home. Then, we work with the patient and his/her referring physician to design a plan of care to provide the most optimal outcome. We try to be an advocate for each patient, and accordingly, we review each service that may benefit the patient and improve his/her quality of life.

Our Outcomes

Through our continuum of care, our care management programs for complex, chronically ill patients, our referral process and our commitment to patient care, we strive to achieve the best possible outcome for each of our patients. From our initial evaluation, specified plans of care, final discharge and follow up with patients after discharge through our “Encore” call center, we believe outcomes we achieve for our patients generally exceed those achieved by the patients of our competitors in the markets that we serve. This can be seen in collected and reported quality data from CMS, which show that we exceeded 12 out of 12 measurement categories in the regions we serve and 10 out of the 12 measurement categories when compared to the national average. The 12 measurement categories are tracked by CMS through responses received by home health providers as part of their clinical assessment process.

Despite our current levels of success, we strive to continue to improve upon our outcomes, which we believe will add to our reputation as one of the leading providers of home health care.

Our Competitors

We compete with local, regional and national home health providers based primarily on the scope and quality of services, geographic coverage and outcome data. The majority of our competition is from hospital-based home health agencies, local home health agencies and visiting nurse associations. We compete based on availability of personnel, quality of services and expertise of visiting staff. In addition, with the exception of states that require certificates of need (“CON”) or permits of approval (“POA”), there are few barriers to entry in the markets in which we operate.

Our Patients, Care Management Strategy and Clinical Value Proposition

Understanding the year over year clinical acuity trends of our patient population is vitally important in enabling us to continually provide a high level of care to our patients, improve their clinical outcomes over time, develop new clinical programs and build out our care management infrastructure. For this reason, we frequently utilize external benchmarking organizations to determine the clinical attributes of our patient population and compare those attributes to external regional and national norms.

We utilize a variety of clinical metrics in order to understand clinical severity levels of our population. These include but are not limited to case mix weights, distribution of patients, predicted risk of hospitalization, poly pharmacy (medication) trends and functional scoring trends.

A home health case mix weight is a single score generated from the clinical assessment information that is used as a summary of a patient’s clinical needs, functional limitations (i.e. how difficult it is for that particular patient to move around) and service requirements. OCS, a third party benchmarking firm that performs clinical comparisons of home health agencies based on case mix weights, determined that during the past three years (2005 to 2007) our patient population has consistently had a higher case mix weight than both the national and southeastern portion of the United States, where we historically have had a significant concentration of our home health locations.

We believe our patients experience a higher case mix weight for several reasons. We were first to market with our care management programs with the onset of the PPS capitated payment system in 2000. Our standardized, comprehensive clinical programs enabled us to understand and care for the clinical resource needs of challenging patients and ask our referral sources for complex patients at a time when the industry appeared leery of servicing that level of patient complexity. Secondly, our team of account executives and agency personnel have continually educated the physician and hospital community about our track record of treating and improving year over year clinical outcomes for the patients we serve. Lastly, we have concentrated significant efforts on obtaining patients from local physicians as opposed to receiving the majority of our admissions from a particular hospital system. Our focus on a strong physician referral base supports our strategy of initiating care interventions as a lower cost provider, with the intent of avoiding potentially unnecessary hospitalization events. Patients being admitted from the physician’s office tend to be more unstable clinically as opposed to patients who have had the benefit of a hospital stay to stabilize their condition.

We believe that understanding our patients’ predictive hospitalization risk is critical to our ability to provide a high standard of care. For this reason we have embedded many risk stratifying models within our care management platform and have created multiple protocols and processes aimed at identifying and improving the standard of care for this at risk population. To understand how our patients’ hospitalization risk compares to national norms, an independent analysis was conducted by OCS on our patients for the first half of 2008. This analysis illustrates that we service a proportionally larger percentage of patients with a very high and high risk of hospitalization in comparison to national norms.

Additionally, OCS noted that despite our serving a much higher at risk population, we have improved our aggregate level of patient outcomes year over year at a higher rate than national norms. The OCS Standardized Outcome Index (SOI) is a proprietary measure that offers a single number representative of overall quality.

We cross validate the acuity of our population by studying their pharmaceutical regimen. Polypharmacy (multiple medications) trends are a reliable indicator of patient acuity and increased clinical co-morbidities. Simply stated, the more medications a patient is taking, the more diagnoses the physician is actively treating. In 2006, our patients took on average 8 medications per day; in 2007, the average medications per day increased to 9. In 2008, the average medications per day increased to 12. We also break down episodic categories comparing medication levels in order to ensure that patients requiring extended service levels are those with actual greater co-morbidity clinical needs. For example, in 2008, patients receiving service in one episode of care, took an average of just under 12 medications per day. Patients receiving service in three episodes or greater took an average of almost 15 medications per day. As medications increase, acuity and risk factors increase. As this clinical complexity increases, service level requirements of the patient naturally increase.

Utilizing another layer of cross acuity validation, we also track functional scores (how readily a patient can move about independently) as a metric in understanding population impairment levels. In home care, patients are ranked on functional impairment scores ranging from F0, minimal to no impairment, to F4, meaning maximum impairment (close to bed bound status). From 2005 to 2007, we experienced a year over year increase in patients with functional scores of F3 or F4 and a decrease of patients with functional scores of F2 or lower. This illustrates that the debility of our patient population has increased each year.

	2007	2006	2005	2004
Patients With Maximum Impairment or Severe Disability	37%	36%	31%	28%
Patients With Moderate or Minimal Impairment	62%	63%	66%	68%
Patients With No Debility	1%	1%	3%	4%

Total	100%	100%	100%	100%

Internally and externally validated data reveals that year over year we are treating patients with increasing chronicity, polypharmacy needs and debility. Serving a population with a higher risk of hospitalizations, increasing polypharmacy needs and increasing debility levels has resulted in our patients requiring additional episodes of care. We continually strive to reach the health care goals of our patients as quickly as reasonably possible, providing additional episodes of care only if clinically necessary. Even though our patients generally have a higher risk of hospitalization and higher clinical acuity, approximately 85% of our patients require two or fewer episodes of care.

We strive to differentiate ourselves by working diligently to embed advanced care management protocols into our care delivery platform. We believe that our evidenced-based approach to developing plans of care, documentation of care provided through our POC system and our clinical system infrastructure differentiate our home care services.

With a trend of providing care to sicker patients each year, our plan is to continue to develop our chronic care management systems with a focus on tightly managing the clinical dynamics of the co-morbid patient who requires an intensive level of services. We anticipate the trends of clinical complexity will only increase as the baby boomer population ages. Our value proposition depends upon our ability to deliver higher outcome based care in the markets we serve, irrespective of future payment methodologies.

Hospice

We provide care that is designed to provide comfort and support for patients who are facing a terminal illness, such as heart disease, pulmonary disease, dementia, Alzheimer’s and HIV/AIDS. We believe early involvement is beneficial to patients, as well as their loved ones, and we strive to provide compassionate care that promotes patient dignity and supports family members. We develop a relationship of trust, allowing all involved to fully understand the end-of-life needs of each patient and family member, which we believe results in greater comfort and quality of life.

Our Comprehensive Approach

Our specialized team of hospice care professionals works with each patient, family member and attending physician to develop a plan of care we believe will meet the needs of each patient. Teams usually consist of a physician; nurses; home health aides; social workers; therapists; dieticians; volunteers; counselors; chaplains; and bereavement coordinators.

Our Hospice Services

The services that we offer include providing all medicines, medical equipment and supplies related to the hospice diagnosis; medication management to control pain and symptoms; physician services to manage medications; nursing and home health aide visits to provide direct care; social work, counseling and chaplain services to provide support; volunteer services to provide companionship; and bereavement services for a minimum of 13 months following a loss.

Our Competitors

We receive referrals from physicians as well as friends or family members of potential patients who need our services. We compete with local, regional and national hospice providers for such referrals based on scope and quality of services, geographic coverage and pricing. With the exception of states that require a CONs or POAs, there are few barriers to entry in our markets, which means we could be subject to additional competition. We try to differentiate ourselves from our competitors by providing what we believe is the highest level of quality care.

Our Employees

At December 31, 2008, we employed approximately 14,800 employees, consisting of approximately 13,000 home health care employees, 800 hospice care employees and 1,000 corporate employees. We predominately compensate our visiting staff, which includes our home health care and hospice care employees, on a pay per visit model. We believe paying clinicians in this manner maximizes efficiency and is the most equitable means of compensating these employees.

Our Technology and Intellectual Property

Our POC laptop devices, proprietary, Windows™-based clinical software system and electronic physician order system, are used together to collect assessment data, schedule and log patient visits, generate medical orders and monitor treatments and outcomes in accordance with established medical standards. With these integrated technologies, we believe we are able to standardize the care delivered across our network of agencies and we are effectively able to monitor the patients we treat. We believe these integrated technologies and management systems allow us to be efficient, reducing the need for additional administrative staff and related expenses, and contribute to our efforts to be a low-cost provider.

In addition to our internally developed software, we also rely on other non-proprietary software. This software is primarily used for accounting, human resources, payroll and financial reporting. The software we use is highly scalable. We believe our software and systems are flexible, easy-to-use and allow us to accommodate growth. Technology plays a key role in our ability to expand our operations and maintain an effective system of internal controls. We believe that building and enhancing our information and software systems provides us with a competitive advantage that will allow us to grow our business in a more cost-efficient manner and will result in better patient care.

All strategic platform development activity centers around further enhancing our internal/compliance controls, sustaining successful growth capacity, reducing cost through digitalizing processes and enhancing our care coordination abilities aimed at servicing the more chronic (sicker) population. We will continue to build out these capabilities by embedding further evidenced based protocols, predictive modeling capabilities, advanced patient registry functions and expanded capabilities to interface with multiple care providers via a scalable, secure communication platform.

Payment for Our Services

Patient Eligibility

The Medicare home health benefit is available to both patients who need care following discharge from a hospital and patients who suffer from chronic conditions that require ongoing but intermittent care. The services received do not need to be rehabilitative or of a finite duration; however, patients who require full-time skilled nursing care for an extended period of time generally do not qualify for Medicare home health benefits. As a condition of participation under Medicare, beneficiaries must be homebound (i.e. beneficiary is unable to leave his/her home without considerable effort), require intermittent skilled nursing, physical therapy or speech therapy services, and receive treatment under a plan of care established and periodically reviewed by a physician. Qualifying patients may also receive occupational therapy, medical social services and home health aide services if included within the plan of care prescribed by a physician. There is no limit to the number of episodes of care a patient may receive as long as the patient remains eligible. The Medicare hospice benefit is also available to Medicare-eligible patients with terminal illnesses, certified by a physician, where life expectancy is six months or less.

Payors

We are paid by Medicare, our largest payor; Medicaid; and other insurance carriers, including Medicare Advantage programs, for patients who have chosen these plans rather than traditional Medicare benefits. The payments made by each type of payor are described below.

Home Health Medicare

Medicare rates are based on the severity of the patient’s condition, his or her service needs and other factors relating to the cost of providing services and supplies, bundled into 60-day episodes of care. An episode starts with the first day a billable visit is furnished and ends 60 days later or upon discharge, if earlier. If a patient is still in treatment on the 60th day, a recertification assessment is completed to determine if the patient needs additional care; and if the physician determines that further care is necessary, another episode begins on the 61st day (regardless of whether a billable visit is rendered on that day) and ends 60 days later. The first day of a consecutive episode, therefore, is not necessarily the new episode’s first billable visit. Annually the Medicare Program base episodic rates are set through Federal legislation, as follows:

Period	Base episode payment (1)
January 1, 2006 through December 31, 2006 (2)	$2,264
January 1, 2007 through December 31, 2007 (3)	2,339
January 1, 2008 through December 31, 2008 (3)	2,270
January 1, 2009 through December 31, 2009 (4)	2,272

(1)

The actual base episode payment rates, as presented in the table, vary depending on the home health resource groups (“HHRGs”) to which Medicare patients are assigned; the per episode payment is typically reduced or increased by such factors as our patient’s clinical, functional, and services utilization characteristics.

(2)

In November 2006, CMS increased Medicare home health rates by 3.3% (“market basket increase”) for episodes ending on or after January 1, 2007 and before January 1, 2008. The rate change was accompanied by a discontinuation of a temporary 5.0% add-on for rural home health agencies in 2007, except for those episodes that began before January 1, 2007 and a requirement that each home health agency submit required quality data using Outcome and Assessment Information Set (“OASIS”).

(3)

On August 22, 2007, CMS redefined and updated the PPS for 2008 (“final rule”). The final rule provided precision in coding for morbidities and the differing health characteristics of longer-stay patients by increasing the number of HHRGs from 80 to 153, accounted more appropriately for the impact of rehabilitation services on resource use, replaced the single therapy payment threshold (10 visits per episode) with three distinct therapy payment thresholds (at 6, 14 and 20 visits per episode) and included a decrease in the episodic payment rate of 2.75% for each of the years 2008 through 2010 and a decrease of 2.71% for 2011. The final rule established a tiered payment system based on the severity of care and imposed new quality of care data collection requirements, among other requirements. Specifically, the final rule established a tiered payment system for care that demanded more in service needs by basing the amount paid on (i) the number of consecutive episodes of care (recertifications) that had been provided and (ii) the number of therapy visits that had been provided. For instance, a patient who was in episode one or two was now considered to be in an “early” episode, and patients in episodes three or greater were now considered to be in “late” episodes. In addition to classifying each episode of care as an “early” or “late” episode, the final rule factored in the number of therapy visits when calculating payment using the three threshold ranges discussed above. Under the final rule, since payment was more closely linked to the comprehensive condition of the patient, a home health provider with patients with a higher acuity mix and multiple co-morbidities (i.e. patients generally requiring more intensive services) could experience an increase in its revenue, while a home health provider with patients with a lower acuity and fewer functional impairments (i.e. patients generally requiring less intensive services) could experience a reduction in revenue.

As a result of the final rule, episodes concluded after January 1, 2008 that began in 2007 were paid at the base rate of $2,337, and episodes that began on or after January 1, 2008 and concluded prior to December 31, 2008 were paid at the base rate of $2,270.

(4)

During 2008, the case-mix adjustment policy, described above, established a reduction in the market basket index of 2.75% for each of the years 2008 through 2010 and a decrease of 2.71% for 2011. Then, on October 30, 2008, CMS gave a market basket index update of 2.9%. As a result of these two changes, the 2009 base episode rate will be $2,272 in 2009.

Payments can be adjusted for: (a) an outlier payment if our patient’s care was unusually costly; (b) a low utilization adjustment (“LUPA”) if the number of visits during the episode was fewer than five; (c) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required (thresholds set at 6, 14 and 20 therapy visits); (e) the number of episodes of care provided to the patient (episodes three or greater are paid at higher rates compared to the first two episodes, even if the episodes of care are provided by different home health providers); (f) changes in the base episode payments established by the Medicare program; (g) adjustments to the base episode payments for case mix, geographic wages and low utilization; and (h) recoveries of overpayments. In addition, Medicare can also make various adjustments to payments received if we are unable to produce appropriate billing documentation or acceptable authorizations.

We pre-bill Medicare a portion of the estimated payment for each 60-day episode of care that is in progress in the form of a request for anticipated payment (“RAP”). For each patient’s initial 60-day episode, we submit and receive 60% of the estimated payment and 50% of the estimated payment for the episode for any subsequent episode of care contiguous with the first. Once the episode is complete or the patient has been discharged and all necessary documentation has been gathered, we bill Medicare for the full amount of the episode and receive the net difference between the final bill and the RAP. If our final bill is not submitted within the greater of 120 days from the start of the episode, or 60 days from the date the RAP was paid, Medicare will recoup the payment from any other claims in process for that particular provider number, and then the RAP and final claim must be re-submitted.

Home Health Non-Medicare

Payments from Medicaid and other insurance carriers are based on episodic-based rates or per visit rates (non-episodic based) depending upon the terms and conditions established with such payors. Episodic-based rates paid by our non-Medicare payors are paid in a similar manner and subject to the same adjustments as discussed above for Medicare; however, these rates can vary based upon negotiated terms.

Hospice Medicare

Medicare rates are based on standard prospective rates for delivering care over a base 90-day or 60-day period (90-day episode of care for the first two episodes and 60-day episodes of care for any subsequent episodes). Payments are based on daily rates for each day a beneficiary is enrolled in the hospice benefit. Rates are set based on specific levels of care and are established annually through Federal legislation. For instance on August 8, 2008, CMS increased rates for the twelve-month period beginning on November 1, 2008 through October 31, 2009 with a market basket increase of 3.6%. The levels of care include:

•	Routine Care. This level of care includes care that is not classified under any of the other levels of care, such as the work of social workers or home health aides.

•

General Inpatient Care. This level of care is available for pain control or acute or chronic symptom management that cannot be managed in a setting other than an inpatient Medicare certified facility, such as a hospital, skilled nursing facility or hospice inpatient facility.

•

Continuous Home Care. This level of care is provided when a patient is experiencing a medical crisis and requires nursing services to achieve palliation and symptom control. For services to qualify for this level of care, the agency must provide a minimum of eight hours of care within a 24-hour period.

•	Respite Care. This level of care is provided on a short-term, inpatient basis to relieve the patient’s caregiver.

We bill Medicare for hospice services on a monthly basis and our payments are subject to two fixed annual caps, which are assessed on a provider number basis. Generally, each hospice agency has its own provider number. However, where we have created branch agencies to help our parent agencies serve a geographic location, the parent and branch may have the same provider number. The annual caps per patient, known as hospice caps, are calculated and published by the Medicare fiscal intermediary on an annual basis and cover the twelve month period from November 1 through October 31. The caps can be subject to annual and retroactive adjustments, which can cause providers to owe money back to Medicare if such caps are exceeded. For instance on April 20, 2007, CMS adjusted the overall payment cap amount for fiscal years ended October 31, 2004 and 2003. As a result of the adjustment, the overall payment cap amounts were $18,963 and $18,143 for fiscal years 2004 and 2003, respectively, compared to the prior rates of $19,636 and $18,661 for fiscal years 2004 and 2003, respectively.

The two caps include an inpatient cap and overall payment cap, detailed below:

•

Inpatient Cap. This cap limits the number of days of inpatient care (both respite and general) under a provider number to 20% of the total number of days of hospice care (both inpatient and in-home) furnished to all patients served. The daily payment rate for any inpatient days of service in excess of the cap amount is calculated at the routine home care rate, with excess amounts due back to Medicare; and

•

Overall Payment Cap. This cap is calculated by the Medicare fiscal intermediary at the end of each hospice cap period to determine the maximum allowable payments per provider number. On a monthly and quarterly basis, we estimate our potential cap exposure using information available for both inpatient day limits as well as per beneficiary cap amounts. The total cap amount for each provider is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory amount that is indexed for inflation. The per beneficiary cap amount was $22,386 for the twelve-month period ended October 31, 2008 and $21,410 for the twelve month period ended October 31, 2007. Any amounts received in excess of the beneficiary cap amount must be refunded to Medicare.

Our ability to stay within these limitations depends on a number of factors, each determined on a provider number basis, including the average length of stay and mix in level of care.

Hospice Non-Medicare

Non-Medicare payors pay at rates different from established Medicare rates for hospice services, which are based on separate, negotiated agreements. We bill and are paid based on these agreements.

Controls over Our Business System Infrastructure

We establish and maintain processes and controls over coding, clinical operations, billing, compliance and patient recertifications to help ensure that we are compliant with Medicare requirements.

Coding

Specified diagnosis codes are assigned to each of our patients based on their particular health condition and ailment (such as diabetes, coronary artery disease or congestive heart failure). Because coding regulations are complex and are subject to frequent change, we maintain controls surrounding our coding process. In order to reduce associated risk, we provide coding training for new agency directors and clinical managers; provide annual coding update training for agency directors and clinical managers; provide coding training during orientation for new employees; provide monthly specialized coding education; circulate a clinical operations quality newsletter; obtain outside expert coding instruction; utilize coding software in our POC system; and have automated coding edits based on pre-defined compliance metrics in our POC system.

Clinical Operations

Regulatory requirements allow patients to be admitted to home health care if they are considered homebound and require certain clinical services. These clinical services include: educating the patient about their disease; an assessment of observation skills; wound care, administering injections or intravenous fluids; and management and evaluation of a patient’s plan of care. In order to help ensure our agencies are following applicable regulatory requirements, we complete audits of patient charts (locally, by line management regional staff, for Sarbanes-Oxley compliance and by Direct line supervisors); we use risk forecasting methodologies; we utilize regulatory “turnaround teams” when problems are identified; we administer survey guideline education; we hold recurrent homecare regulatory education; we utilize outside expert regulatory services; and we have a toll-free hotline to offer additional assistance.

Billing

We maintain comprehensive controls over our billing processes to help ensure accurate and complete billing. We have company-wide annual billing compliance testing; use formalized billing attestations; limit access to billing systems; use risk forecasting methodologies; perform direct line supervisor audits; hold weekly operational meetings; use automated daily billing operational indicators; deploy operational “turnaround teams” when problems are identified; and terminate employees who knowingly fail to follow our billing policies and procedures in accordance with a well publicized “Zero Tolerance Policy”.

Patient Recertification

In order to be recertified for an additional episode of care, a patient must be diagnosed with a continuing medical need. This could take the form of a continuing skilled clinical need or could be caused by changes to the patient’s medical regimen or by modified care protocols within the episode of care. As with the initial episode of care, a recertification requires approval of the patient’s physician. Before any employee recommends recertification to a physician, we conduct an agency level, multidisciplinary care conference. We also use centralized automated compliance recertification indicators to identify and monitor agencies that have relatively high recertification levels.

Compliance

The quality and reputation of our personnel and operations are critical to our success. We develop, implement and maintain comprehensive ethics, compliance and quality improvement programs as a component of the centralized corporate services provided to our home health and hospice agencies. Our ethics and compliance program is administered by our Chief Compliance Officer, a former state prosecutor, and includes a Code of Ethical Business Conduct for our employees, officers, directors and affiliates and a process for reporting regulatory or ethical concerns to our Chief Compliance Officer through a confidential hotline. We promote a culture of compliance within our company through persistent messages from our senior leadership concerning the necessity of strict compliance with legal requirements and company policies and procedures, and through publicizing and enforcing our Zero Tolerance Policy. We also employ a comprehensive compliance training program that includes: annual compliance testing; new hire compliance training; new acquisition compliance training; sales compliance training; new employee orientation—compliance education; billing compliance training; and compliance presentations at all company functions, Our executive compliance committee includes our Chief Executive Officer, Chief Operating Officer and President, Chief Financial Officer, Chief Information Officer and Senior Vice President of Clinical Operations, Chief Compliance Officer, Senior Vice President of Human Resources and Senior Vice President of Internal Audit, and meets on a quarterly basis to establish the agenda for compliance initiatives and review the status of compliance initiatives and audits, as well as the operations of our Compliance Department.

Our Regulatory Environment

We are highly regulated by Federal, state and local authorities. Regulations and policies frequently change, and we monitor changes through trade and governmental publications and associations. We also meet regularly with a group of financial, legal and regulatory consultants to discuss emerging issues that may affect our business. Our home health and hospice subsidiaries are certified by CMS and therefore are eligible to receive payment for services through the Medicare system.

We are also subject to Federal, state and local laws and regulations dealing with issues such as occupational safety, employment, medical leave, insurance, civil rights, discrimination, building codes and other environmental issues. Federal, state and local governments are expanding the number of regulatory requirements on businesses.

We have set forth below a discussion of the regulations that we believe most significantly affect our home health and hospice businesses.

Licensure, Certificates of Need and Permits of Approval

Home health and hospice agencies operate under licenses granted by the health authorities of their respective states. Additionally, certain states, including a number in which we operate, carefully restrict new entrants into the market based on demographic and/or competitive changes. In such states, expansion by existing providers or entry into the market by new providers is permitted only where a given amount of unmet need exists, resulting either from population increases or a reduction in competing providers. These states ration the availability of markets through a CON process, which is periodically evaluated. Currently, state health authorities in 17 states and the District of Columbia and Puerto Rico require a CON or, in the State of Arkansas, a POA, in order to establish and operate a home health agency, and state health authorities in 11 states and the District of Columbia require a CON to operate a hospice agency.

We operate home health agencies in the following CON states: Alabama, Arkansas (POA), Georgia, Kentucky, Maryland, Mississippi, New York, North Carolina, South Carolina, Tennessee, Washington and West Virginia, as well as the District of Columbia and Puerto Rico. We provide hospice related services in the following CON states: North Carolina, Tennessee and West Virginia.

In every state where required, our locations possess a license and/or CON or POA issued by the state health authority that determines the local service areas for the home health or hospice agency. In general, the process for opening a home health or hospice agency begins by a provider submitting an application for licensure and certification to the state and Federal regulatory bodies, which is followed by a testing period of transmitting data from the applicant to CMS. Once this process is complete, the agency receives a provider agreement and corresponding number and can begin billing for services that it provides. For those states that require a CON or POA, the provider must also complete a separate application process before billing can commence. In addition, states with CON and POA laws place limits on the construction and acquisition of health care facilities and operations and the expansion of existing facilities and services. In these states, approvals are required for capital expenditures exceeding amounts above the prescribed thresholds.

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

Medicare Participation

As we expect to continue to receive the majority of our revenue from serving Medicare beneficiaries, our agencies must comply with regulations promulgated by the Department of Health and Human Services in order to participate in the Medicare program and receive Medicare payments. Among other things, these regulations, known as “conditions of participation,” relate to the type of facility, its personnel and its standards of medical care, as well as its compliance with state and local laws and regulations. CMS has indicated that it will be revising the current home health conditions of participation but a publication date of such revisions has not been established.

Federal and State Anti-Fraud and Anti-Kickback Laws

As a provider under the Medicare and Medicaid systems, we are subject to various anti-fraud and abuse laws, including the Federal health care programs’ anti-kickback statute and, where applicable, its state law counterparts. These laws prohibit any offer, payment, solicitation or receipt of any form of remuneration to induce or reward the referral of business payable under a Federal health care program or in return for the purchase, lease, order, arranging for, or recommendation of items or services covered by any Federal health care program or any health care plans or programs that are funded by the United States government (other than certain Federal employee health insurance benefits) and certain state health care programs that receive Federal funds under various programs, such as Medicaid. A related law forbids the offer or transfer of any item or service for less than fair market value, or certain waivers of co-payment obligations, to a beneficiary of Medicare or a state health care program that is likely to influence the beneficiary’s selection of health care providers. Violations of the anti-fraud and abuse laws can result in the imposition of substantial civil and criminal penalties and, potentially, exclusion from furnishing services under any Federal health care program. In addition, the states in which we operate generally have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers where they are designed to obtain the referral of patients from a particular provider.

Stark Laws

Congress adopted legislation in 1989, known as the “Stark Law,” that generally prohibits a physician from ordering clinical laboratory services for a Medicare beneficiary where the entity providing that service has a financial relationship (including direct or indirect ownership or compensation relationships) with the physician (or a member of his/her immediate family), and further prohibits such entity from billing for or receiving payment for such services, unless a specified exception is available. Additional legislation, known as “Stark II,” became effective January 1, 1993. That legislation extends the Stark Law prohibitions to services under state Medicaid programs and beyond clinical laboratory services to all “designated health services,” which include home health services. Violations of the Stark Laws result in payment denials and may also trigger civil monetary penalties and program exclusion. Accordingly, physicians who are compensated by us are prohibited under Stark II from making referrals to us for designated health services, including home health services covered by Medicare or Medicaid, unless an exception applies. One such exception we rely upon is for certain personnel service arrangements, which allows us to contract with certain physicians at fair market value to provide consulting work to our agencies. Another exception that we rely upon is a safe harbor allowing us to lease office space from certain physicians at fair market value for legitimate and commercially reasonable business purposes. Several of the states in which we conduct business have also enacted statutes similar in scope and purpose to the Federal fraud and abuse laws and the Stark Laws. These state laws may mirror the Federal Stark Laws or may be different in scope. The available guidance and enforcement activity associated with such state laws varies considerably.

HIPAA

The Health Insurance Portability and Accountability Act (“HIPAA”) was enacted on August 21, 1996, to assure health insurance portability, reduce health care fraud and abuse, guarantee the security and privacy of health information and enforce standards for health information. Organizations were required to be in compliance with certain HIPAA provisions relating to security and privacy beginning April 14, 2003 and we are subject to significant fines and penalties if found not to be compliant with the provisions outlined in the regulations.

Regulations issued pursuant to HIPAA impose ongoing obligations relative to training, monitoring and enforcement. We have implemented processes and procedures to ensure continued compliance with these regulations.

Pursuant to the provisions of HIPAA, covered health care providers are required to be compliant with the regulations’ electronic Health Care Transactions and Code Sets Requirements. In conformity with these Federal regulations, we are capable of transmitting data in the required format.

The False Claims Act

The Federal False Claims Act gives the Federal government an additional way to police false bills or requests for payment for healthcare services. Under the False Claims Act, the government may fine any person who knowingly submits, or participates in submitting claims for payment to the Federal government which are false or fraudulent, or which contain false or misleading information. Any person who knowingly makes or uses a false record or statement to avoid paying the Federal government may also be subject to fines under the False Claims Act. Under the False Claims Act, the term “person” means an individual, company, or corporation. The Federal government has widely used the False Claims Act to prosecute Medicare and other governmental program fraud in areas such as violations of the Federal anti-kickback statute or the Stark Laws, coding errors, billing for services not provided, and submitting false cost reports. The False Claims Act has also been used to prosecute people or entities which bill services at a higher reimbursement rate than is allowed and billing for care that is not medically necessary. The penalty for violation of the False Claims Act is a minimum of $5,500 for each fraudulent claim plus three times the amount of damages caused to the government as a result of each fraudulent claim.

In addition to the False Claims Act, the Federal government may use several criminal statutes to prosecute the submission of false or fraudulent claims for payment to the Federal government. Many states have similar false claims statutes that impose liability for the types of acts prohibited by the False Claims Act. As part of the Deficit Reduction Act of 2005 (the “DRA”), Congress provided states an incentive to adopt state false claims acts consistent with the Federal False Claims Act. Additionally, the DRA required providers who receive $5 million or more annually from Medicaid to include information on Federal and state false claims acts, whistleblower protections and the providers’ own policies on detecting and preventing fraud in their written employee policies. These relatively new requirements are intended to expand the number and scope of false claims cases in the health care industry.

Civil Monetary Penalties

The United States Department of Health and Human Services (“HHS”) may impose civil monetary penalties upon any person or entity who presents, or causes to be presented, certain ineligible claims for medical items or services. The amount of penalties varies, depending on the offense, from $2,000 to $50,000 per violation. In addition, persons who have been excluded from the Medicare or Medicaid program and still retain ownership in a participating entity, or who contract with excluded persons, may be penalized. Penalties also are applicable in certain other cases, including violations of the Federal anti-kickback statute, payments to limit certain patient services, and improper execution of statements of medical necessity.

Available Information

Our company website address is www.amedisys.com. We use our website as a channel of distribution for important company information. Important information, including press releases, analyst presentations and financial information regarding our company is routinely posted on and accessible on the “Investor Relations” subpage of our website, which is accessible by clicking on the tab labeled “Investors” on our website home page. We also use our website to expedite public access to time-critical information regarding our company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information. Therefore, investors should look to the “Investor Relations” subpage of our web site for important and time-critical information. Visitors to our website can also register to receive automatic e-mail and other notifications alerting them when new information is made available on the “Investor Relations” subpage of our website. In addition, we make available on the Investor Relations subpage of our website (under the link “SEC filings”) free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as practicable after we electronically file such reports with the SEC. Further, copies of our Certificate of Incorporation and Bylaws, our Code of Ethical Business Conduct and the charters for the Audit, Compensation and Nominating and Governance Committees of our Board are also available on the Investor Relations subpage of our website (under the link “Corporate Governance”).

Additionally, our filings can also be obtained at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. Our electronically filed reports can also be obtained on the SEC’s internet site at http://www.sec.gov.

ITEM 1A.  RISK FACTORS

The risks described below could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows and the actual outcome of matters as to which forward-looking statements are made in this Form 10-K. The risk factors described below are not the only risks faced by Amedisys. Our business and consolidated financial condition, results of operations and cash flows may also be materially adversely affected by factors that are not currently known to us, by factors that we currently consider immaterial or by factors that are not specific to us, such as general economic conditions.

If any of the following risks are actually realized, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected. In that case, the trading price of our common stock could decline.

You should refer to the explanation of the qualifications and limitations on forward-looking statements under “Special Caution Concerning Forward-Looking Statements.” All forward-looking statements made by us are qualified by the risk factors described below.

Risks Related to Our Business

Because our revenue is substantially derived from Medicare, reductions in Medicare rates, rate increases that do not cover cost increases and/or significant changes to the Medicare payment methodology could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Our net service revenue is primarily derived from Medicare, which accounted for 87%, 89% and 93% of our revenue during 2008, 2007 and 2006, respectively. Payments received are subject to changes made through Federal legislation. These changes, as further detailed in Item 1, “Payment for Our Services,” can include changes to base episode payments for home health services and changes to cap limits and per diem rates for hospice services. When such changes are implemented, we must modify our internal billing processes and procedures accordingly, which can require significant time and expense. Any such changes, including retroactive adjustments, adopted in the future by Center for Medicare and Medicaid Services (“CMS”) could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.

Because we are limited in our ability to control rates received for our services, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected if Medicare or any of our other payors reduce the amounts that are paid for our services and/or we are not able to maintain or improve upon our costs to provide such services.

As Medicare is our primary payor and rates are established through Federal legislation, we have to manage our costs of providing care. Additionally, non-Medicare rates are difficult for us to negotiate as such payors are under pressure to reduce their own costs. As a result, our profitability is dependent on our ability to manage our costs including, but not limited to, centralization of various processes, the use of technology and management of the number of employees utilized. If we are not able to continue to streamline our processes and reduce our costs, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

Our growth strategy depends on our ability to open agencies, acquire additional agencies on favorable terms and integrate and operate these agencies effectively. If our growth strategy is unsuccessful or we are not able to successfully integrate newly acquired or opened agencies into our existing operations, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

We expect to continue to open agencies in existing and new markets. Our new agency growth, however, will depend on several factors, including our ability to:

•	obtain locations for agencies in markets where need exists;

•	identify and hire a sufficient number of appropriately trained professionals;

•	obtain adequate financing to fund growth; and

•	operate successfully under applicable government regulations.

We focus significant time and resources on acquisitions of agencies, or on some of their assets, in targeted markets. Not only do we face competition for acquisition candidates, but we may also be unable to identify, negotiate and complete suitable acquisition opportunities on favorable terms. As we continue to add acquisition-related revenue and expand our markets, our growth could strain our resources, including management, information systems, regulatory compliance, logistics and other controls. This could require us to incur expenses for hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding our information technology infrastructure. Additionally, acquisitions involve significant risks and uncertainties, including difficulties in recouping partial episode payments and other types of misdirected payments for services from the previous owners; difficulties integrating acquired personnel and business practices into our business; the potential loss of key employees or patients of acquired agencies; the delay in payments associated with change in ownership, control and the internal process of the Medicare fiscal intermediary; and the assumption of liabilities and exposure to unforeseen liabilities of acquired agencies. We may not be able to fully integrate the operations of the acquired businesses with our current business structure in an efficient and cost-effective manner. The failure to effectively integrate any of these businesses could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

We are subject to extensive government regulation. Any changes to the laws and regulations governing our business, or to the interpretation and enforcement of those laws or regulations, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Extensive Federal and state laws and regulations regulate our industry. See Item 1, “Our Regulatory Environment” for additional information on such laws and regulations. Federal and state laws and regulations impact how we conduct our business, the services we offer and our interactions with patients and the public and impose certain requirements on us such as:

•	licensure and certification;

•	adequacy and quality of health care services;

•	qualifications of health care and support personnel;

•	quality and safety of medical equipment;

•	confidentiality, maintenance and security issues associated with medical records and claims processing;

•	relationships with physicians and other referral sources;

•	operating policies and procedures;

•	addition of facilities and services; and

•	billing for services.

These laws and regulations, and their interpretations, are subject to change. Changes in existing laws and regulations, or their interpretations, or the enactment of new laws or regulations could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows by:

•	increasing our liability;

•	increasing our administrative and other costs;

•	increasing or decreasing mandated services;

•	forcing us to restructure our relationships with referral sources and providers; or

•	requiring us to implement additional or different programs and systems.

Additionally, we are subject to various routine and non-routine reviews, audits and investigations by the Medicare and Medicaid programs and other Federal and state governmental agencies, which have various rights and remedies against us if they assert that we have overcharged the programs or failed to comply with program requirements. Violation of the laws governing our operations, or changes in interpretations of those laws, could result in the imposition of fines, civil or criminal penalties, and the termination of our rights to participate in Federal and state-sponsored programs and/or the suspension or revocation of our licenses. If we become subject to material fines or, if other sanctions or other corrective actions are imposed on us, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

If an agency fails to comply with the conditions of participation in the Medicare program, that agency could be terminated from the Medicare program.

Each of our agencies must comply with required conditions of participation in the Medicare program. If we fail to meet the conditions of participation at an agency, we may receive a notice of deficiency from the applicable state surveyor. If that agency then fails to institute an acceptable plan of correction to remediate the deficiency within the correction period provided by the state surveyor, that agency could be terminated from the Medicare program. Any termination of one or more of our agencies from the Medicare program for failure to satisfy the program’s conditions of participation could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. CMS has announced that it is currently revising the Medicare conditions of participation for home health agencies across the industry, with an unknown publication date. We do not know at this time what effect the revisions will have on our operations, and there can be no assurances that the revisions will not have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Our industry is highly competitive, with few barriers to entry.

There are few barriers to entry in home health markets which do not require certificates of need (“CON”) or permits of approval (“POA”). Our primary competition comes from local privately-owned and hospital-owned health care providers. We compete based on the availability of personnel; the quality, expertise and value of our services; and in certain instances, on the price of our services. Increased competition in the future may limit our ability to maintain or increase our market share.

Further, the introduction of new and enhanced service offerings by others, in combination with industry consolidation and the development of strategic relationships by our competitors, could cause a decline in revenue or loss of market acceptance of our services or make our services less attractive. Additionally, we compete with a number of non-profit organizations that can finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions that are unavailable to us.

Managed care organizations and other third-party payors continue to consolidate to enhance their ability to influence the delivery of health care services. Consequently, the health care needs of patients in the United States are increasingly served by a smaller number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers. Our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected if these organizations terminate us as a provider and/or engage our competitors as a preferred or exclusive provider. In addition, should private payors, including managed care payors, seek to negotiate additional discounted fee structures or the assumption by health care providers of all or a portion of the financial risk through prepaid capitation arrangements, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

If we are unable to react competitively to new developments, our operating results may suffer. We cannot assure you that we will be able to compete successfully against current or future competitors, which competitive pressures could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Possible changes in the case mix of patients, as well as payor mix and payment methodologies, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Our revenue is determined by a number of factors, including our mix of patients and the rates of payment among payors. Changes in the case mix of our patients, payment methodologies or the payor mix among Medicare, Medicaid and private payors could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.

Our estimated revenue adjustments may not be adequate to adjust our Medicare net service revenue and associated patient accounts receivable to their net realizable amounts.

As part of our Medicare revenue recognition process, we estimate the impact of payment adjustments based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record this estimate during the period in which services are rendered as an estimated revenue adjustment and a corresponding reduction to patient accounts receivable. Our estimated revenue adjustments may underestimate actual amounts ultimately collected for various reasons, including:

•	inconsistent collection rate compared to our historical collection rates;

•	an inability to obtain appropriate billing documentation or authorizations; or

•	unanticipated changes in payment from Medicare.

If our estimated revenue adjustments are insufficient to net our service revenue and patient accounts receivable to the realizable amounts, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

Our allowance for doubtful accounts may not be sufficient to cover uncollectible amounts.

We estimate the amount of Medicaid and private insurance receivables that we will not be able to collect, on an ongoing basis. Our estimated allowance for doubtful accounts may underestimate actual amounts ultimately collected for various reasons, including:

•	adverse changes in our estimates as a result of changes in payor mix and related collection rates;

•	inability to collect funds due to missed filing deadlines or inability to prove that timely filings were made;

•	adverse changes in the economy generally exceeding our expectations; or

•	unanticipated changes in payment from Medicaid and private insurance companies.

If our allowance for doubtful accounts is insufficient to cover losses on our receivables, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

A write off of a significant amount of intangible assets or long-lived assets could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was approximately $733.9 million as of December 31, 2008. If we make additional acquisitions, it is likely that we will record additional intangible assets to our consolidated financial statements. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets of $121.6 million as of December 31, 2008, which we review both on a periodic basis as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination that a significant impairment in value of our unamortized intangible assets or long-lived assets occurs, such determination could require us to write off a substantial portion of our assets. A write off of these assets could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

If we are unable to maintain relationships with existing patient referral sources or to establish new referral sources, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

Our success depends on referrals from physicians, hospitals and other sources in the communities we serve and on our ability to maintain good relationships with existing referral sources. Our referral sources are not contractually obligated to refer patients to us and may refer their patients to other providers. Our growth and profitability depends, in part, on our ability to establish and maintain close working relationships with these patient referral sources and to increase awareness and acceptance of the benefits of home health and hospice care by our referral sources and their patients. Our loss of, or failure to maintain, existing relationships or our failure to develop new referral relationships could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

A shortage of qualified registered nursing staff and other caregivers, such as therapists, could materially impact our ability to attract, train and retain qualified personnel and could increase operating costs.

We compete for qualified personnel with other providers of home health and hospice services. Our ability to attract and retain caregivers depends on several factors, including our ability to provide these caregivers with attractive assignments and competitive benefits and salaries. We cannot assure you we will succeed in any of these areas. In addition, there are shortages of qualified health care personnel in some of our markets. As a result, we may face higher costs of attracting caregivers and providing them with attractive benefit packages than we originally anticipated, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. In addition, if we expand our operations into geographic areas where health care providers historically have unionized, negotiating a collective bargaining agreement may have a negative impact on our ability to timely and successfully recruit qualified personnel. Generally, if we are unable to attract and retain caregivers, the quality of our services may decline and we could lose patients and referral sources, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

We are subject to Federal and state laws that govern our financial relationships with physicians and other health care providers, including potential or current referral sources; certain agencies acquired by us from Home Health Corporation of America (“HHCA”) are operating under a Corporate Integrity Agreement (“CIA”).

We are required to comply with Federal and state laws, generally referred to as “anti-kickback laws,” that prohibit certain direct and indirect payments or other financial arrangements between health care providers that are designed to encourage the referral of patients to a particular provider for medical services. In addition to these anti-kickback laws, the Federal government has enacted specific legislation, commonly known as the “Stark Law,” that prohibits certain financial relationships, specifically including ownership interests and compensation arrangements, between physicians (and the immediate family members of physicians) and providers of designated health services, such as home health agencies, to whom the physicians refer patients. Some of these same financial relationships are also subject to additional regulation by states. Under both anti-kickback laws and the Stark Law, there are a number of safe harbors and exceptions that permit certain carefully constructed relationships. To the extent feasible, we avail ourselves of these safe harbors. With respect to the Stark Law, compliance with an applicable exception is mandatory and we have contractual relationships with potential referral sources, including physicians. For example, we currently have contractual relationships with certain physicians who provide consulting services to our company. Many of these physicians are current or potential referral sources. In addition, in some of our local markets, we lease office space from physicians who may also be referral sources. We cannot assure you that courts or regulatory agencies will not interpret state and Federal anti-kickback laws and/or the Stark Law and similar state laws regulating relationships between health care providers and physicians in ways that will implicate our practices. Violations of these laws could lead to fines or sanctions that could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

We acquired certain assets and assumed certain liabilities of HHCA on October 1, 2008, which was subject to a five-year CIA with the Office of Inspector General for the United States Department of Health and Human Services (“OIG”) as of the date of the transaction. HHCA entered into the CIA in 2005 as a result of the settlement of claims arising out of an alleged kickback scheme dating from February 1997 through May 1998. Although the ownership of the HHCA agencies has changed, the provisions of the CIA remain binding on us as HHCA’s successor and remain in effect until May 17, 2010, or until such time thereafter as the OIG reviews the final annual report submitted. Based on our review of the CIA and discussions with both outside counsel and representatives of the OIG, we believe these contractual obligations and the associated risks are applicable solely to the six home health agencies acquired from HHCA in Pennsylvania, Maryland and Delaware. The CIA requires that we maintain HHCA’s existing compliance program and provides for additional training requirements for certain staff involved in business development functions, the implementation of certain tracking and reporting processes related to financial relationships with referral sources, an annual, independent review of financial relationships with referral sources, and regular reporting to the OIG. The CIA also provides for stipulated penalties in the event of non-compliance by us, including the possibility of exclusion from the Medicare program. Although we believe that we are currently in compliance with the CIA, any violations of that agreement could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

The economic downturn, or any deepening of the economic downturn, and continued deficit spending by the Federal government and state budget pressures may result in a reduction in payments and covered services.

Adverse developments in the United States and global economies and continued deficit spending due to adverse developments in the United States and global economies, bailout programs directed at specific industries or other governmental measures, could lead to a reduction in Federal government expenditures, including governmentally funded programs in which we participate, such as Medicare and Medicaid. Reductions in expenditures for these programs could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.

Historically, state budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we can expect continuing cost containment pressures on Medicaid outlays for our services. In addition, continued unfavorable economic conditions may affect the number of patients enrolled in managed care programs and the profitability of managed care companies, which could result in reduced payment rates and could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Future cost containment initiatives undertaken by private third-party payors may limit our future revenue and profitability.

Our non-Medicare revenue and profitability are affected by continuing efforts of third-party payors to maintain or reduce costs of health care by lowering payment rates, narrowing the scope of covered services, increasing case management review of services and negotiating pricing. There can be no assurance that third-party payors will make timely payments for our services and there is no assurance that we will continue to maintain our current payor or revenue mix. Any changes in payment levels from third-party payors could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Our hospice operations are subject to two annual Medicare caps calculated by Medicare. If such caps were to be exceeded by any of our hospice providers, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

With respect to our hospice operations, overall payments made by Medicare to each provider number are subject to an inpatient cap amount and an overall payment cap, which are calculated and published by the Medicare fiscal intermediary on an annual basis covering the period from November 1 through October 31. If payments received by any one of our hospice provider numbers exceeds either of these caps, we may be required to reimburse Medicare for payments received in excess of the caps, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Start-up agencies can be delayed from opening in a timely manner due to processing of regulatory approvals.

There can be delays associated with opening a start-up agency. These delays are the result of processing delays with the state regulatory bodies as well as processing delays by the associated fiscal intermediaries that serve as billing liaisons between the agency and CMS. In order to initiate operations at a start-up agency we must submit the necessary applications along with the required documentation to the appropriate state and Federal regulatory bodies. However, CMS has issued a memorandum which prioritizes the initial surveys for new Medicare providers as lowest priority for the state regulatory bodies. Moreover, depending on state requirements the fiscal intermediary may need to receive the state license before the approval process can move forward. Once the necessary application and documentation has been submitted to the state and Federal regulatory bodies there is a testing period of transmitting data from the applicant to CMS. Once complete, the agency receives a provider agreement and corresponding number and can begin billing. If we are unable to obtain regulatory approval for our start-up agencies in a timely manner such delays could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.

The volatility and disruption of the capital and credit markets and adverse changes in the United States and global economies could impact our ability to access both available and affordable financing, and without such financing, we may be unable to achieve our objectives for strategic acquisitions and internal growth.

The United States and global capital and credit markets have been experiencing extreme volatility and disruption at unprecedented levels. Significant declines in the United States housing market during the prior year, including falling home prices, the increasing number of foreclosures and higher unemployment rates, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions or have increased their rates significantly compared to the prior year.

While we intend to finance strategic acquisitions and internal growth with cash flows from operations and borrowings under our revolving credit facility, we may require sources of capital in addition to those presently available to us. Due to the existing uncertainty in the capital and credit markets, our access to capital may not be available on terms acceptable to us (i.e. at attractive/affordable rates) or at all, and this may result in our inability to achieve present objectives for strategic acquisitions and internal growth. Further, in the event we need additional funds, and we are unable to raise the necessary funds on acceptable terms, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

Our indebtedness could impact our financial condition and impair our ability to fulfill other obligations.

As of December 31, 2008, we had total outstanding indebtedness of approximately $328.6 million, comprised mainly of indebtedness incurred in connection with the TLC acquisition. This is compared to outstanding indebtedness at December 31, 2007 of approximately $24.0 million. Our level of indebtedness could have a material adverse effect on our business and consolidated financial position, results of operations and cash flows and impair our ability to fulfill other obligations in several ways, including:

•

it could require us to dedicate a portion of our cash flow from operations to payments on our indebtedness, which could reduce the availability of cash flow to fund acquisitions, working capital, capital expenditures and other general corporate purposes;

•	it could limit our ability to borrow money or sell stock for working capital, capital expenditures, debt service requirements and other purposes;

•	it could limit our flexibility in planning for, and reacting to, changes in our industry or business;

•	it could make us more vulnerable to unfavorable economic or business conditions; and

•	it could limit our ability to make acquisitions or exploit other business opportunities.

In the event we incur additional indebtedness, the risks described above could increase.

The agreements governing our indebtedness contain various covenants that limit our discretion in the operation of our business and our failure to satisfy requirements in these agreements could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

The agreements governing our indebtedness (the “Debt Agreements”) contain restrictive covenants that require us to comply with or maintain certain financial tests and ratios and restrict our ability to:

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

In addition, events beyond our control could affect our ability to comply with and maintain the financial covenants and ratios. Any failure by us to comply with or maintain all applicable financial covenants and ratios and to comply with all other applicable covenants could result in an event of default with respect to the Debt Agreements. If we are unable to obtain a waiver from our lenders in the event of any non-compliance, our lenders could accelerate the maturity of any outstanding indebtedness and terminate the commitments to make further extensions of credit (including our ability to borrow under our revolving credit facility). Any failure to comply with these covenants could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Our operations could be impacted by natural disasters or terrorist acts.

The occurrence of natural disasters in the markets in which we operate could not only impact the day-to-day operations of our agencies, but could also disrupt our relationships with patients, employees and referral sources located in the affected areas and, in the case of our corporate office, our ability to provide administrative support services, including billing and collection services. In addition, any episode of care that is not completed due to the impact of a natural disaster will generally result in lower revenue for the episode. For example, our corporate office and a number of our agencies are located in the southeastern United States and the Gulf Coast Region, increasing our exposure to hurricanes. Future hurricanes or other natural disasters may have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

In addition, the occurrence of terrorist acts and the erosion to our business caused by such an occurrence, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. In the affected areas, our agencies and corporate office could be forced to close for limited or extended periods of time.

Our business depends on our information systems. Our inability to effectively integrate, manage and keep our information systems secure and operational could disrupt our operations.

Our business depends on effective, secure and operational information systems to assist us in, among other things, monitoring utilization and other cost factors, processing claims, reporting financial results, measuring outcomes and quality of care, managing regulatory compliance controls and maintaining operational efficiencies. These systems include software that is developed in-house and systems provided by external contractors and other service providers. To the extent these external contractors or other service providers become insolvent or fail to support the software or systems we have licensed from them, our operations could be materially adversely affected. Our agencies also depend upon our information systems for accounting, billing, collections, risk management, quality assurance, payroll and other information. If we experience a reduction in the performance, reliability, or availability of our information systems, our operations and ability to produce timely and accurate reports could be materially adversely affected.

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

We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches, including unauthorized access to patient data stored in our information systems, and the introduction of computer viruses to our systems. Our security measures may be inadequate to prevent security breaches and our business operations could be materially adversely affected by cancellation of contracts and loss of patients if security breaches are not prevented.

We have installed privacy protection systems and devices on our network and Point of Care (“POC”) laptops in an attempt to prevent unauthorized access to information in our database. However, our technology may fail to adequately secure the confidential health information we maintain in our databases. In such circumstances, we may be held liable to our patients and regulators, which could result in litigation or adverse publicity that could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Even if we are not held liable, any resulting negative publicity could harm our business and distract the attention of management.

Further, our information systems are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins and similar events. A failure to restore our information systems after the occurrence of any of these events could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Because of the confidential health information we store and transmit, loss of electronically stored information for any reason could expose us to a risk of regulatory action, litigation, possible liability and loss.

We believe we have all of the necessary licenses from third parties to use technology and software that we do not own. A third party could, however, allege that we are infringing on rights and we may not be able to obtain licenses on commercially reasonable terms from the third party, if at all, or the third party may commence litigation against us. In addition, we may find it necessary to initiate litigation to protect our trade secrets, to enforce our intellectual property rights and to determine the scope and validity of any proprietary rights of others. Any such litigation, or the failure to obtain any necessary licenses or other rights, could materially and adversely affect our business.

Failure of, or problems with, our clinical software system could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

We have developed and use a proprietary Windows-based clinical software system with our POC system to collect assessment data, schedule and log patient visits, generate medical orders and monitor treatments and outcomes in accordance with established medical standards. The system integrates billing and collections functionality; accounting; human resources; payroll; and employee benefits programs provided by third parties. Problems with, or the failure of, our technology and systems or any system upgrades or programming changes associated with such technology and systems that have problems or fail to function properly could have a material adverse effect on data capture, billing, collections, assessment of internal controls and management and reporting capabilities. Any such problems or failures and the costs incurred in correcting any such problems or failures, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Delays in payment may cause liquidity problems.

Our business is characterized by delays in payment from the time we provide services to the time we receive payment for these services. If we have difficulty in obtaining documentation, such as physician orders, experience information system problems or experience other issues that arise with Medicare or other payors, we may encounter additional delays in our payment cycle. For example, we currently have $7.8 million in Medicare claims that we submitted between November 3, 2008 and December 2, 2008 that are being held in a “pending” status as of December 31, 2008. We have been notified by our fiscal intermediary that these claims received a duplicate document control number by CMS which created a processing error on their end. Per our latest communication with our fiscal intermediaries, the issue is national in scope and the fiscal intermediaries, the Fiscal Intermediary Shared System (FISS) maintainer, and the data centers are working together to correct this issue. These delays caused an increase in our days revenue outstanding of 2 days at December 31, 2008, and could have a material adverse effect on our business and our consolidated financial condition, results of operations or cash flows if the error goes unresolved for an extended period of time.

In addition, timing delays may cause working capital shortages. Working capital management, including prompt and diligent billing and collection, is an important factor in achieving our financial results and maintaining liquidity. It is possible that documentation support, system problems, Medicare or other provider issues or industry trends may extend our collection period, which may materially adversely affect our working capital, and our working capital management procedures may not successfully mitigate this risk.

Additionally, our hospice operations may experience payment delays. We have experienced payment delays when attempting to collect funds from state Medicaid programs in certain instances. Delays in receiving payments from these programs may also materially adversely affect our working capital.

State efforts to regulate the establishment or expansion of health care providers could impair our ability to expand our operations.

Some states require health care providers (including skilled nursing facilities, hospice agencies, home health agencies and assisted living facilities) to obtain prior approval, known as a CON or POA. See Item 1, “Our Regulatory Environment” for additional information on CONs and POAs. If we are not able to obtain such approvals, our ability to expand our operations could be impaired, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Our insurance liability coverage may not be sufficient for our business needs.

As a result of operating in the home health industry, our business entails an inherent risk of claims, losses and potential lawsuits alleging incidents involving our employees that are likely to occur in a patient’s home. We maintain professional liability insurance to provide coverage to us and our subsidiaries against these risks. However, we cannot assure you claims will not be made in the future in excess of the limits of our insurance, nor can we assure you that any such claims, if successful and in excess of such limits, will not have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Our insurance coverage also includes fire, property damage and general liability with varying limits. We cannot assure you that the insurance we maintain will satisfy claims made against us or that insurance coverage will continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms. Any claims made against us, regardless of their merit or eventual outcome, could damage our reputation and business.

We may be subject to substantial malpractice or other similar claims.

The services we offer involve an inherent risk of professional liability and related substantial damage awards. In addition, we employ direct care workers on a contractual basis to support our existing workforce. Due to the nature of our business, we, through our employees and caregivers who provide services on our behalf, may be the subject of medical malpractice claims. These individuals could be considered our agents, and, as a result, we could be held liable for their medical negligence. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. While we maintain malpractice liability coverage that we believe is appropriate given the nature and breadth of our operations, any claims against us in excess of insurance limits could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

We depend on the services of our executive officers and other key employees.

Our success depends upon the continued employment of members of our senior management team, including our Chairman and Chief Executive Officer, William F. Borne, our President and Chief Operating Officer, Larry R. Graham, our Chief Financial Officer, Dale E. Redman, our Chief Information Officer and Senior Vice President of Clinical Operations, Alice A. Schwartz, and our Chief Compliance Officer, Jeffrey D. Jeter. The loss or departure of any one of these executive officers could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Risks Related to Ownership of Our Common Stock

The price of our common stock may be volatile.

The price at which our common stock trades may be volatile. The stock market has from time to time experienced significant price and volume fluctuations that impact the market prices of securities, particularly those of health care companies. The market price of our common stock may be influenced by many factors, including:

•	our operating and financial performance;

•	variances in our quarterly financial results compared to research analyst expectations;

•	the depth and liquidity of the market for our common stock;

•	future sales of common stock or the perception that sales could occur;

•	investor and analyst perception of our business and our prospects;

•	developments relating to litigation or governmental investigations;

•	changes or proposed changes in health care laws or regulations or enforcement of these laws and regulations, or announcements relating to these matters;

•	departure of key personnel;

•	changes in the Medicare, Medicaid and private insurance payment rates for home health and hospice;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; or

•	general economic and stock market conditions.

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

The activities of short sellers could reduce the price or prevent increases in the price of our common stock. “Short sale” is defined as the sale of stock by an investor that the investor does not own. Typically, investors who sell short believe the price of the stock will fall, and anticipate selling at a price higher than the price at which they will buy the stock.

Sales of substantial amounts of our common stock or preferred stock, or the availability of those shares for future sale, could materially impact our stock price and limit our ability to raise capital.

The following table presents information about our outstanding common and preferred stock and our outstanding securities exercisable for or convertible into shares of common stock:

As of December 31, 2008
Common stock outstanding	27,083,231
Preferred stock outstanding	—
Common stock available under 2008 Omnibus Incentive Compensation Plan	1,740,310
Stock options outstanding and exercisable	658,346
Non-vested stock outstanding	229,693
Non-vested stock units outstanding	80,749

In addition, we have a shelf registration statement (declared effective by the Securities and Exchange Commission (“SEC”) on August 31, 2007) with availability for the issuance of up to $250.0 million of any combination of preferred and common stock. In the event that we issue equity securities under this shelf registration statement, or a separate registration statement, to raise additional capital for future acquisitions, or otherwise, these equity issuances may dilute our existing stockholders.

If we were to sell substantial amounts of our common stock in the public market or if there was a public perception that substantial sales could occur, the market price of our common stock could decline as a result of such sales. These sales or the perception of substantial future sales may also make it difficult for us to sell common stock in the future to raise capital.

Our board of directors may use anti-takeover provisions or issue stock to discourage a change of control.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Baton Rouge, Louisiana in a 110,000 square feet building that we own. As of December 31, 2008, we had adequate space to accommodate our corporate staff located in the Baton Rouge area; however, we believe this headquarters facility may not be adequate in the future as we continue to grow. We are currently evaluating how best to meet our growing needs, which may include adding to our corporate offices and/or leasing additional office space.

In addition to our corporate headquarters, we also lease facilities for our home health and hospice agencies. Generally, these leases have the initial term of three years, but range from one to seven years. Most of these leases also contain an option to extend the lease period as deemed necessary. The following table shows the location of our 480 Medicare-certified home health and 48 Medicare-certified hospice agencies at December 31, 2008:

State	Home health	Hospice	State	Home health	Hospice
Alaska	1	1	Mississippi	13	—
Alabama	33	6	North Carolina	7	2
Arkansas	2	—	New Mexico	1	—
Arizona	7	—	New York	5	—
California	10	—	New Hampshire	2	2
Colorado	2	—	Ohio	11	—
Connecticut	4	—	Oklahoma	13	—
Delaware	2	—	Oregon	4	1
Florida	56	—	Pennsylvania	12	6
Georgia	63	3	Rhode Island	1	—
Idaho	1	1	South Carolina	19	—
Illinois	10	—	Tennessee	56	10
Indiana	13	1	Texas	21	1
Kansas	2	2	Virginia	25	1
Kentucky	29	—	Washington	3	3
Louisiana	12	1	West Virginia	11	5
Massachusetts	2	—	Wyoming	2	2
Maryland	10	—	Washington, D.C.	1	—
Michigan	5	—	Carolina, Puerto Rico	1	—
Missouri	8	—

ITEM 3. LEGAL PROCEEDINGS

See Part IV, Item 15, “Note 9, Commitments and Contingencies” for information concerning our legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders in the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “AMED.” The following table presents the range of high and low sales prices for our common stock for the periods indicated as reported on NASDAQ:

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2008:
First Quarter	$49.99	$36.18
Second Quarter	54.40	38.26
Third Quarter	67.98	45.88
Fourth Quarter	59.24	33.27

Year Ended December 31, 2007:
First Quarter	$34.99	$29.92
Second Quarter	38.54	29.76
Third Quarter	40.49	34.27
Fourth Quarter	49.79	36.39

As of February 13, 2009, there were approximately 595 holders of record of our common stock.

Dividend Policy

We have not declared or paid any cash dividends on our common stock or any other of our securities and do not expect to pay cash dividends for the foreseeable future. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. Future decisions concerning the payment of dividends will depend upon our results of operations, financial condition, capital expenditure plans and debt service requirements, as well as such other factors as the board of directors, in its sole discretion, may consider relevant. In addition, our outstanding indebtedness restricts, and we anticipate any additional future indebtedness may restrict our ability to pay cash dividends.

Purchases of Equity Securities

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the twelve-month period ended December 31, 2008:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 to January 31, 2008	—		$—	—	—
February 1, 2008 to February 29, 2008	683	(1)	$43.36	—	—
March 1, 2008 to March 31, 2008	—		$—	—	—
April 1, 2008 to April 30, 2008	—		$—	—	—
May 1, 2008 to May 31, 2008	—		$—	—	—
June 1, 2008 to June 30, 2008	954	(1)	$51.46	—	—
July 1, 2008 to July 31, 2008	—		$—	—	—
August 1, 2008 to August 31, 2008	—		$—	—	—
September 1, 2008 to September 30, 2008	—		$—	—	—
October 1, 2008 to October 31, 2008	—		$—	—	—
November 1, 2008 to November 30, 2008	—		$—	—	—
December 1, 2008 to December 31, 2008	1,960	(1)	$51.93	—	—

Total	3,597		$50.18	—	—

(1)

Represents shares of common stock surrendered to us by certain employees to satisfy tax withholding obligations in connection with the vesting of shares of non-vested stock previously awarded to such employees.

Stock Performance Graph

The Performance Graph below compares the cumulative total stockholder return on our common stock, $0.001 par value per share, for the five-year period ended December 31, 2008, with the cumulative total return on the NASDAQ composite index and an industry peer group over the same period (assuming the investment of $100 in our common stock, the NASDAQ composite index and the industry peer group) on December 31, 2003 and the reinvestment of dividends. The peer group we selected is comprised of: Gentiva Health, Inc. (“GTIV”), LHC Group, Inc. (“LHCG”) and Almost Family, Inc. (“AFAM”). The cumulative total stockholder return on the following graph is historical and is not necessarily indicative of future stock price performance. No cash dividends have been declared on our common stock.

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Amedisys, Inc.	$100.00	$213.67	$278.67	$289.10	$426.77	$363.57
NASDAQ Composite	$100.00	$109.15	$111.47	$123.04	$136.15	$81.72
Peer Group	$100.00	$134.19	$120.43	$183.49	$171.28	$269.40

This stock performance information is “furnished” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to the liabilities of that section, and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this report and irrespective of any general incorporation by reference language in any such filing, except to the extent we specifically incorporate the information by reference.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data presented below is derived from our audited consolidated financial statements for the five-year period ended December 31, 2008. The financial data for the years ended December 31, 2008, 2007 and 2006 should be read together with our consolidated financial statements and related notes included in Part IV, Item 15 “Exhibits and Financial Statement Schedules” and the information included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

	2008 (1)(2)(4)	2007 (3)(4)(5)	2006 (4)	2005 (6)	2004
	(Amounts in thousands, except per share data)
Income Statement Data:
Net service revenue	$1,187,415	$697,934	$541,148	$381,558	$227,089
Operating income	$157,101	$96,562	$65,656	$50,102	$33,378
Net income	$86,682	$65,113	$38,255	$30,102	$20,504
Net income per basic share	$3.28	$2.52	$1.75	$1.45	$1.18
Net income per diluted share	$3.22	$2.48	$1.72	$1.41	$1.14

(1)

On March 26, 2008, we acquired 100% of the stock of TLC Health Care Services, Inc. (“TLC”), a privately held provider of home nursing services with 92 home health and 11 hospice agencies located in 22 states and the District of Columbia and on February 28, 2008 we acquired the stock of Family Home Health Care, Inc. and Comprehensive Home Healthcare Services, Inc. (“HMA”), a home health provider with 24 agencies in Tennessee and Kentucky. The results of these acquisitions have been included in our consolidated results as of the dates of purchase (see Part IV, Item 15, “Note 2, Acquisitions” for further details).

(2)

During 2008, certain TLC integration costs were incurred primarily for the payment of severance for TLC employees and for the conversion of the acquired TLC agencies to our operating systems including our Point of Care network. The costs were included in general and administrative expenses and amounted to $4.0 million ($2.4 million, net of tax) for 2008.

(3)

During the third quarter of 2007, a Chapter 7 Federal bankruptcy protection case for Alliance Home Health, Inc. (“Alliance”), one of our wholly owned subsidiaries concluded. As a result, the remaining $4.2 million of liabilities of Alliance were extinguished and we were not liable for any of these obligations. The discharge of the liabilities was a non-taxable event (see Part IV, Item 15, “Note 9, Commitments and Contingencies” for further details).

(4)

On January 1, 2006, we adopted Financial Accounting Standards Board Statement of Financial Accounting Standards Number 123 (revised), Share-Based Payment (“SFAS 123(R)”), utilizing the modified prospective approach.

(5)

During the third and fourth quarters of 2007, we acquired certain assets and certain liabilities of Integricare, Inc. (“Integricare”) a home health and hospice care service provider with 15 home health and nine hospice agencies in nine states. The results of Integricare have been included in our consolidated results as of the dates of the purchase (see Part IV, Item 15, “Note 2, Acquisitions” for further details).

(6)

During the third quarter of 2005, we acquired the stock of HMR Acquisition, Inc., the parent holding company of Housecall Medical Resources, Inc. (“Housecall”), a privately-held provider of home care services with 57 home health agencies and nine hospice agencies in five states. The results of Housecall have been included in our consolidated results since the date of the purchase.

	2008	2007	2006	2005	2004
	(Amounts in thousands)
Balance Sheet Data:
Total assets	$1,070,194	$587,111	$463,756	$339,997	$199,733
Total long-term obligations, including current portion	$328,574	$24,040	$5,337	$53,207	$3,821
Total stockholders’ equity	$561,335	$446,971	$364,007	$192,599	$148,473
Cash dividends declared per common share	$—	$—	$—	$—	$—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our audited financial statements included in Part IV, Item 15, “Exhibits and Financial Statement Schedules” and Part I, Item 1, “Business” of this Annual Report on Form 10-K. The following analysis contains forward-looking statements about our future revenues, operating results and expectations. See “Cautionary Statement Regarding Forward-Looking Stagements” for a discussion of the risks, assumptions and uncertainties affecting these statements as well as Part I, Item 1A, “Risk Factors.”

Overview

We are a leading provider of high-quality, low-cost home health services to the chronic, co-morbid, aging American population. Our services include home health and hospice services and approximately 87%, 89%, and 93% of our revenue was derived from Medicare for 2008, 2007 and 2006, respectively. During 2008, we had $1.2 billion in net service revenue, exceeding the billion dollar level for the first time and recorded earnings per diluted share of $3.22 per share. Additionally, we completed our largest acquisition with our purchase of TLC Health Care Services, Inc. (“TLC”) which had 92 home health and 11 hospice agencies in 22 states. The following details our owned and operated Medicare-certified agencies, which are located in 37 states within the United States, the District of Columbia and Puerto Rico. The agencies closed were consolidated with agencies servicing the same areas.

	Owned and Operated Agencies		Managed Agencies
	Home health	Hospice	Home health	Hospice
At December 31, 2006	261	14	—	—
Acquisitions	38	11	4	2
Start-ups	32	4	—	—
Closed	(6)	—	—	—

At December 31, 2007	325	29	4	2
Acquisitions	131	14	—	—
Start-ups	35	5	—	—
Closed	(11)	—	—	—

At December 31, 2008	480	48	4	2

Recent Developments

During 2008, the following events occurred that will impact the rates we are paid during 2009 by Medicare for both our home health and hospice services.

Payment

During 2008, the case-mix adjustment policy established a reduction in the market basket index of 2.75% for each of the years 2008 through 2010 and a decrease of 2.71% for 2011. Then, on October 30, 2008, the Centers for Medicare & Medicaid Services (“CMS”) gave a home health market basket index update of 2.9%. As a result of these two rate changes, the 2009 base episode rate will be $2,272 compared to $2,270 in 2008 and $2,339 in 2007.

On August 8, 2008, CMS changed the Medicare hospice wage index for fiscal year 2009 and gave a 3.6% market basket increase to Medicare hospice rates for fiscal year 2009. CMS also issued a phase out of the Medicare hospice budget neutrality adjustment over three years and clarified wage index issues pertaining to the definition of rural and urban areas and multi-campus hospital facilities.

We do not expect these changes to have a material impact on our consolidated financial statements.

Results of Operations

Our operating results are not comparable for the years presented, primarily as a result of our acquisition and start-up agencies.

When we refer to “base business”, we mean home health and hospice agencies that we have operated for at least the last twelve months; when we refer to “acquisitions”, we mean home health and hospice agencies that we acquired within the last twelve months; and when we refer to “start-ups”, we mean any home health or hospice agency opened by us in the last twelve months. Once an agency has been in operation for a twelve month period, the results for that particular agency are included as part of our base business from that date forward. When we refer to episodic-based revenue, admissions, recertifications or completed episodes, we mean revenue, admissions, recertifications or completed episodes of care for those payors that pay on an episodic-basis, which includes Medicare and other insurance carriers including Medicare Advantage programs.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net Service Revenue

We are dependent on Medicare for a significant portion of our revenue. Approximately 87% and 89% of our net service revenue was derived from Medicare for 2008 and 2007, respectively. The following table summarizes our net service revenue growth (amounts in millions):

	For the Year Ended December 31, 2008			For the Year Ended December 31, 2007
	Base/Start-ups (2)	Acquisitions	Total
Home health revenue:
Medicare revenue	$728.3	$241.2	$969.5	$580.3
Non-Medicare, episodic-based revenue	66.7	16.0	82.7	39.6

Total episodic-based revenue	795.0	257.2	1,052.2	619.9
Non-Medicare revenue	32.2	33.8	66.0	34.1

	827.2	291.0	1,118.2	654.0

Hospice revenue:
Medicare revenue	44.8	20.0	64.8	40.7
Non-Medicare revenue	3.3	1.1	4.4	3.2

	48.1	21.1	69.2	43.9

Total revenue:
Medicare revenue	773.1	261.2	1,034.3	621.0
Non-Medicare revenue	102.2	50.9	153.1	76.9

	$875.3	$312.1	$1,187.4	$697.9

Internal episodic-based revenue growth (1)			28%	26%

(1)	Internal episodic-based revenue growth is the percent increase in our base/start-up episodic-based revenue for the period as a percent of the total episodic-based revenue of the prior period.
(2)	Our net service revenue for our base/start-up agencies of $875.3 million included $847.3 million from our base agencies and $28.0 million from our start-up agencies.

Our net service revenue increased $489.5 million from 2007 to 2008 and consisted of an increase of $177.4 million in our base/start-up agencies and $312.1 million from our acquisition agencies. The $177.4 million increase in our base/start-up agencies was primarily related to our internal episodic-based revenue, which increased by $175.1 million or 28% from 2007 to 2008. Our internal episodic-based revenue growth consisted of the following:

Internal episodic-based revenue growth
% increase
Volume (1)	19%
Rate (2)	9%

Total	28%

(1)

Volume growth is calculated by multiplying the increase in internal episodic-based admissions and recertifications for the period by the average episodic-based revenue per completed episode for the period. See below for further details on the increase in the number of admissions and recertifications that we had from 2007 to 2008.

(2)

Rate growth is calculated by multiplying the total internal episodic-based admissions and recertifications for the period by the increase in the average episodic-based revenue from the prior period to the current period.

Our average episodic-based revenue per completed episode increased from $2,660 to $2,854 from 2007 to 2008 and was due primarily to the development of our therapy intensive specialty programs; the focus of the new Medicare payment system on providing more payment for home health agencies that have patients with a higher acuity mix and multiple co-morbidities that require more intensive services; and the inclusion of the TLC agencies, which have had historically higher average revenue per completed episode primarily due to their presence in higher wage index areas (i.e. the Western and Northeastern part of the United States).

Home Health Statistics

The following table summarizes our growth in home health patient admissions:

	For the Year Ended December 31, 2008			For the Year Ended December 31, 2007
	Base/Start-ups	Acquisitions	Total
Admissions:
Medicare	129,640	51,050	180,690	119,961
Non-Medicare, episodic-based	14,648	4,033	18,681	9,688

Total episodic-based	144,288	55,083	199,371	129,649
Non-Medicare	21,039	13,644	34,683	22,183

	165,327	68,727	234,054	151,832

Internal episodic-based admission growth (1)			11%	12%

(1)	Internal episodic-based admission growth is the percent increase in our base/start-up episodic-based admissions for the period as a percent of the total episodic-based admissions of the prior period.

The following table summarizes our growth in home health patient recertifications:

	For the Year Ended December 31, 2008			For the Year Ended December 31, 2007
	Base/Start-ups	Acquisitions	Total
Recertifications:
Medicare	130,049	35,964	166,013	107,615
Non-Medicare, episodic-based	10,620	2,207	12,827	4,997

Total episodic-based	140,669	38,171	178,840	112,612
Non-Medicare	11,991	10,082	22,073	11,991

	152,660	48,253	200,913	124,603

Internal episodic-based recertification growth (1)			25%	33%

(1)

Internal episodic-based recertification growth is the percent increase in our base/start-up episodic-based recertifications for the period as a percent of the total episodic-based recertifications of the prior period.

Our recertifications increased 76,310 from 2007 to 2008, with 28,057 from our base/start-up agencies and 48,253 from our acquisition agencies. The increase in our base/start-up agencies was primarily related to a 25% internal episodic-based recertification growth as a result of (a) the increasing acuity of our patients, (b) the impact of our acquisition agencies moving into our base agency classification after being owned for more than 12 months, (c) our opening of start-up agencies and (d) our admissions growth. See Item 1, “Our Operations – Home Health – Our Patients, Care Management Strategy and Clinical Value Proposition” for further details on the acuity of our patients.

The rate has decreased over the past years, from 39% in 2006 to 33% in 2007 to 25% in 2008. This trend does not necessarily indicate that we anticipate our internal episodic-based recertification rate to decrease in the future nor is it a metric that we regularly use to measure growth within our organization. This rate varies based on the clinical acuity of our patients. We focus our efforts on providing the medically necessary care for our patients to achieve their desired clinical outcomes. Prior to providing additional episodes of care, we require the approval of an agency level, multidisciplinary care conference and the approval of the patients’ attending physician.

The following table summarizes our home health completed episodes:

	For the Year Ended December 31, 2008			For the Year Ended December 31, 2007
	Base/Start-ups	Acquisitions	Total
Completed Episodes:
Medicare	241,137	83,995	325,132	208,547
Non-Medicare, episodic-based	22,283	5,661	27,944	11,308

Total episodic-based	263,420	89,656	353,076	219,855

Cost of Service, excluding Depreciation and Amortization

Our cost of service consists of the following expenses incurred by our clinical and clerical personnel in our agencies:

•	salaries, taxes and benefits (including health care insurance and workers’ compensation insurance);

•	travel and training expenses (primarily reimbursed mileage at a standard rate); and

•	supplies and services expenses (including payments to contract therapists).

We have reclassified certain costs (primarily health care insurance) from our general and administrative expenses to our cost of service. As a result of this reclassification, we have conformed the prior period results to the current year presentation and thus have reclassified $20.3 million for 2007 from general and administrative expenses to cost of service.

The following summarizes our cost of service, visit and cost per visit information:

	For the Year Ended December 31, 2008			For the Year Ended December 31, 2007
	Base/Start-ups	Acquisitions	Total
Cost of service (amounts in millions):
Home health	$370.0	$153.6	$523.6	$302.2
Hospice	28.5	10.5	39.0	26.8

	$398.5	$164.1	$562.6	$329.0

Home health:
Visits during the period:
Medicare	4,369,843	1,463,823	5,833,666	3,657,847
Non-Medicare, episodic-based	396,602	92,611	489,213	237,485

Total episodic-based	4,766,445	1,556,434	6,322,879	3,895,332
Non-Medicare	386,138	295,183	681,321	407,498

	5,152,583	1,851,617	7,004,200	4,302,830

Home health cost per visit (1)	$71.81	$82.98	$74.76	$70.23

(1)	We calculate home health cost per visit as home health cost of service divided by total home health visits during the period.

Of the $233.6 million increase in cost of service, $69.5 million is related to increased costs from our base/start-up agencies and $164.1 million is related to acquisitions. The $69.5 million increase in base/start-up expenses consisted primarily of $67.6 million related to salaries, taxes and benefits and $1.7 million related to travel and training.

Our base or mature agencies are primarily concentrated in the southeastern part of the United States, as compared to our recent acquisitions, which include states outside of our southeastern concentration. These other states have a higher wage index compared to our base agencies, which results in higher labor costs. Additionally, often the agencies we acquire pay visiting staff on a salary basis compare to a per visit basis. As part of the process of converting acquired agencies to our operations, we convert our visiting staff from salary to a pay per visit model, which we believe promotes labor efficiencies and lowers cost. Typically, acquired agencies take up to 18 to 24 months to reach the labor efficiencies of existing operations.

General and Administrative Expenses, Provision for Doubtful Accounts, Depreciation and Amortization and Other (Expense) Income, Net

The following table summarizes our general and administrative expenses, provision for doubtful accounts, depreciation and amortization expense and other (expense) income, net (amounts in millions):

	For the Years Ended December 31,
	2008	2007
General and administrative expenses:
Salaries and benefits	$264.0	$151.0
Non-cash compensation	6.4	3.2
Other	152.9	92.5
Provision for doubtful accounts	24.0	12.0
Depreciation and amortization	20.4	13.7
Other (expense) income, net	(15.7)	6.9

Salaries and benefits increased $113.0 million due primarily to increased personnel costs for our field administrative staff necessitated by our internal growth and acquisitions. Of the $113.0 million increase, $53.1 million related to our acquisitions, which included an increase of $5.2 million for TLC corporate staff and $1.9 million related to certain TLC severance costs. TLC had 103 employees at their corporate office in Lake Success when we acquired them on March 26, 2008 and as of December 31, 2008, 8 remained employed by us.

Non-cash compensation expense increased $3.2 million due to additional employee share-based awards made in 2008.

Other general and administrative expenses increased $60.4 million, which consisted of $29.4 million in acquisition agency expenses, $22.6 million in base agency expenses and $8.4 million in start-up agency expenses. The increase in acquisition expenses was primarily related to $7.2 million in rent expense and $7.1 million in supplies expense and the increase in base agency expenses was primarily related to $8.5 million in travel and training expense and $7.2 million in purchased services expense and $2.1 million for certain costs associated with the conversion of the acquired TLC agencies to our operating systems including our Point of Care network.

Provision for doubtful accounts increased $12.0 million primarily as a result of the increase in our non-Medicare net service revenue during 2008 compared to 2007. For additional information on our provision for doubtful accounts see “Liquidity and Capital Resources – Outstanding Patient Accounts Receivable.”

Depreciation and amortization expense increased $6.7 million primarily due to additions in our equipment and furniture and computer software, which are depreciated over three to seven years. Additionally, due to finalization of our TLC purchase accounting, we reduced depreciation expense by $1.0 million, which had been recorded in previous quarters, as the basis of TLC property and equipment was adjusted.

Other (expense) income, net changed $22.6 million from 2007 to 2008. The change was primarily attributable to an increase of $15.8 million in interest expense as a result of outstanding debt incurred in connection with our TLC acquisition and the $4.2 million conclusion of the Alliance bankruptcy in 2007.

Income Tax Expense

The following table summarizes our income tax expense and estimated income tax rate (amounts in millions, except for estimated income tax rate):

	For the Years Ended December 31,
	2008	2007
Income before income taxes and minority interest	$141.4	$103.4
Income tax (expense)	(54.7)	(38.3)
Estimated income tax rate	38.7%	37.0%

The increase in income tax expense of $16.4 million is attributable to an increase in income before income taxes and minority interests and an increase in the estimated income tax rate. The increase in the estimated income tax rate was primarily attributable to the reversal of the Alliance liabilities during 2007 resulting from the conclusion of the Alliance Bankruptcy, which was a nontaxable event and caused the 2007 rate to be lower. For both 2008 and 2007 we benefited from Federal income tax credits created as a result of Hurricanes Katrina, Rita and Wilma and continued by The Emergency Economic Stabilization Act of 2008.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net Service Revenue

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

Our net service revenue increased $156.8 million, primarily as a result of our internal growth and acquisitions. We experienced growth in our base business, inclusive of start-ups of $116.7 million, primarily as a result of an increased number of admissions and completed episodes, with a 21% increase in total completed Medicare episodes from 2006. In addition, our acquisitions added $40.1 million in net service revenue.

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

Cost of Service

As a result of the reclassification discussed above, we have conformed 2007 and 2006 results to the current year presentation and thus have reclassified $20.3 million and $16.7 million, respectively from general and administrative expenses to cost of service. The following summarizes cost of service, our visit and cost per visit information:

	For the Year Ended December 31, 2007			For the Year Ended December 31, 2006
	Base/Start-ups	Acquisitions	Total
Cost of service (amounts in millions):
Home health	$280.6	$21.6	$302.2	$230.8
Hospice	23.3	3.5	26.8	21.4

	$303.9	$25.1	$329.0	$252.2

Home health:
Visits during the period:
Medicare	3,516,903	140,944	3,657,847	3,019,106
Non-Medicare	564,458	80,525	644,983	418,775

	4,081,361	221,469	4,302,830	3,437,881

Home health cost per visit (1)	$68.74	$97.73	$70.23	$67.17

(1)	We calculate home health cost per visit as home health cost of service divided by total home health visits during the period.

Our cost of service increased $76.8 million, with $51.7 million related to our base / start-up agencies and $25.1 million related to our acquired agencies. The $51.7 million increase in base business expenses related to admission and visit growth with increases of $49.2 million in labor, taxes and benefits and $2.5 million in travel. Typically, our acquisitions take up to 18 to 24 months to reach the operating efficiencies of existing operations.

General and Administrative Expenses and Depreciation and Amortization

The following table summarizes our general and administrative expenses and our depreciation and amortization expense (amounts in millions):

	For the Years Ended December 31,
	2007	2006
General and administrative expenses:
Salaries and benefits	$151.0	$116.5
Non-cash compensation	3.2	2.6
Other	92.5	82.7
Provision for doubtful accounts	12.0	11.4
Depreciation and amortization	13.7	10.1

Salaries and benefits increased $34.5 million due primarily to increased personnel costs related to additional operational staff necessitated by our internal growth and acquisitions.

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

Other general and administrative expense increased $9.8 million, which primarily consisted of a $4.4 million increase in supplies and services expense, $3.1 million increase in rent expense, $1.2 million increase in travel and training expenses, $1.1 million increases in both purchased services and utilities expenses, and $0.2 million increase in other expenses, which was partially offset by a $1.3 million decrease in professional fees. This net increase in other general and administrative expense was primarily the result of our acquisition and start-up activities during 2007.

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

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Years Ended December 31,
	2008	2007
Cash provided by operating activities	$150.7	$93.1
Cash (used in) investing activities	(505.7)	(124.3)
Cash provided by financing activities	301.6	3.2

Net (decrease) in cash and cash equivalents	(53.4)	(28.0)
Cash and cash equivalents at beginning of period	56.2	84.2

Cash and cash equivalents at end of period	$2.8	$56.2

Cash provided by operating activities increased $57.6 million during 2008 compared to 2007, primarily as a result of the following:

•	a $21.6 million increase in net income;

•

a $60.1 million increase in non-cash reconciling items, which include such items as depreciation and amortization, provision for doubtful accounts and changes in deferred income taxes. Our deferred tax liability increase was primarily the result of an increase in amortization of the tax basis of our intangible assets acquired from TLC and the increase in our depreciation and amortization was the result of an increase in tangible and intangible assets as a result of recent acquisitions. See “Outstanding Patient Accounts Receivable” below for an explanation concerning the increase in our provision for doubtful accounts;

•

these increases were partially offset by a $24.1 million decrease in changes in operating assets and liabilities, net of acquisitions. The decrease was primarily the result of a net increase in our patient accounts receivable, an increase in our accrued expenses and a decrease in our accounts payable. Our accrued expenses increased primarily as a result of our increased personnel cost compared to 2007, as we continue to grow through both start-up and acquisitions activity. See “Outstanding Patient Accounts Receivable” below for further details on our change in outstanding patient accounts receivable.

Cash used in investing activities increased $381.4 million during 2008 compared to 2007, primarily due to our acquisitions of TLC ($396.4 million) and Family Home Health Care, Inc. and Comprehensive Home Healthcare Services, Inc. (“HMA”) ($41.0 million).

Cash providing by financing activities increased $298.4 million during 2008 compared to 2007, primarily due to the proceeds related to our new $150.0 million Term Loan, draws of $207.0 million under our new $250.0 million Revolving Credit Facility and the proceeds from our issuance of $100.0 million in Senior Notes, which were used to fund the TLC acquisition, as well as other items as detailed below in Indebtedness. This was partially offset by $8.1 million in deferred debt issuance costs incurred as part of the TLC acquisition and $156.6 million increase in principal payments of our long-term obligations.

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program; however, from time to time, we can and do obtain additional sources of liquidity through sales of our equity or by incurrence of additional indebtedness. As of December 31, 2008, we had $2.8 million in cash and cash equivalents, $250.0 million of availability for the issuance of any combination of preferred and common stock, under our effective shelf registration statement, and $160.4 million in availability under our $250.0 million Revolving Credit Facility. We are in compliance with all of the financial covenants of our credit agreements and our recently issued debt securities as of December 31, 2008.

During 2008, we acquired 145 agencies for $471.3 million in cash and $6.8 million in notes payable, which contributed $257.3 million in net service revenue; spent $28.4 million in capital expenditures, with $18.7 million was considered routine; and borrowed $395.0 million to help fund our TLC acquisition ( described below in Indebtedness), which has been reduced to $308.0 million at December 31, 2008, as we have made our minimum required payments on the Term Loan of $22.5 million and made $64.5 million in payments on our Revolving Credit Agreement. Based on our operating forecasts and our debt service requirements (described below in Indebtedness), we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements over the next twelve months and into the foreseeable future.

As part of our current cash management process, we pay our outstanding debt with any available cash generated from operations and relying on availability of funds under our Revolving Credit Facility for our liquidity and acquisition needs. As we manage our liquidity needs to meet our operating forecasts, debt service requirements and our acquisition and start-up activities, we are monitoring the creditworthiness and solvency of our syndicate of banks that provide the availability of credit under our Revolving Credit Facility as well as the status of the overall equity and credit markets. This monitoring process has become more critical over the past several months as several financial institutions have either failed or have been acquired, there has been a severe lack of funds in the credit markets and the equity market has seen significant decreases in value and liquidity, as discussed in the risk factors set forth herein. As of the date of this filing, we do not believe our availability of funds under our Revolving Credit Facility is at risk; however, we continue to monitor our syndicate of banks in light of the credit market conditions. If our availability under our current Revolving Credit Facility decreases we may need to consider adjusting our strategy to meet our operating forecasts, debt service requirements and acquisition and start-up activity needs. Such changes could include, but would not be limited to, meeting our minimum debt service requirements and meeting our forecasted operating needs with operating cash flows, while retaining any surplus in operating cash flows, as deemed necessary. As we experience over a 99% collection rate on our Medicare claims, which represents 87% of our net service revenue, we believe we could adjust our cash management strategy, as deemed necessary.

Outstanding Patient Accounts Receivable

Our patient accounts receivable, net increased $79.4 million from 2007 to 2008 primarily due to $1,187.4 million in net service revenue and $43.0 million in net patient accounts receivable acquired through stock acquisitions during 2008, offset by $1,136.4 million in cash collections.

Our days revenue outstanding increased 3 days to 54.4 (gross) and 2 days to 47.2 (net) from December 31, 2007. During 2008, we converted 145 acquired home health and hospice agencies to our operating and billing platforms, which represented $257.3 million in net service revenue. As is typical with our newly acquired agencies, we experienced an increase in our aging of receivables due to regulatory and internal delays inherent in the conversion process. The issues included: change of ownership approval from CMS; compliance with various state Medicaid regulations; changing the name of provider from seller; fiscal intermediary approval and set-up; and training our agency staff on our billing procedures once the acquired agency was converted to our operating platform. Additionally, we experienced collection delays related to our private episodic-based receivables. As of December 31, 2008 and continuing into 2009, we are working with these payors as some have had difficulty converting their system for CMS’ payment changes effective January 2008 resulting in delays and errors in the processing of our claims. Also impacting our days revenue outstanding was $7.8 million in Medicare claims that we submitted between November 3, 2008 and December 2, 2008 that were held in a “pending” status as of December 31, 2008 by CMS. The delay related to duplicate document control number issued by CMS, which created a processing error on their end. The issue was industry-wide in scope and the fiscal intermediaries, the Fiscal Intermediary Shared System (FISS) maintainer, and the data centers all worked together to correct this issue. Subsequent to December 31, 2008, CMS was able to resolve the issue and we received the $7.8 million during February of 2009. If this issue had not occurred and we had received these funds prior to December 31, 2008, our days revenue outstanding would have been 52.3 days (gross) and 45.1 days (net).

Our patient accounts receivable includes unbilled receivables which are aged based upon our initial service date. At December 31, 2008, the unbilled patient accounts receivable, as a percentage of gross patient accounts receivable, was 23.0%, or $48.3 million compared to 23.3% or $26.3 million at December 31, 2007. We monitor unbilled receivables on an agency by agency basis to ensure that all efforts are made to bill claims within timely filing deadlines. The timely filing deadlines vary by state for Medicaid and among insurance companies. As discussed above, our newly acquired agencies experience billing delays related to both external and internal factors. As of December 31, 2008, agencies acquired during 2008 represented $17.0 million or 35.1% of our unbilled accounts receivable.

In establishing and analyzing our provisions for doubtful accounts and estimated revenue adjustments, we segregate our receivables into payor classes and record our provisions based on our historical collection rates which vary by payor and look at the collectibility based upon the date that the service was provided. Fluctuations in our revenue mix can result in variances in the provision recorded. Our provision for estimated revenue adjustments (which is deducted from our service revenue to determine net service revenue) and provision for doubtful accounts was $30.4 million ($24.0 million in provision for doubtful accounts and $6.4 million in provision for estimated revenue adjustments for Medicare claims) or 2.6% of net service revenue in 2008 compared to $17.1 million ($12.0 million in provision for doubtful accounts, $2.6 million in provision for estimated revenue adjustments for Medicare claims and $2.5 million in provision for estimated revenue adjustments for non-Medicare, episodic based claims) or 2.5% of net service revenue in 2007. During 2007, we recorded a $2.6 million provision for estimated revenue adjustments on private episodic-based revenue. Beginning in 2008, all reserves related to private episodic-based revenue have been included in our provision for doubtful accounts. As such our private accounts receivable is net of a provision of estimated revenue adjustment of $1.0 million and $2.5 million at December 31, 2008 and 2007, respectively. The increase in our provision from 2007 was due to growth in revenue and receivables, receivables greater than 180 days; and providing for all claims greater than 360 days.

The following schedule details our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in thousands, except days revenue outstanding):

	0-90	91-180	181-365	Over 365	Total
At December 31, 2008(1):
Medicare patient accounts receivable, net (2)	$91,032	$30,166	$8,144	$307	$129,649

Other patient accounts receivable:
Medicaid	7,775	5,010	6,001	1,998	20,784
Private (3)	21,012	14,371	14,218	2,716	52,317

Total	$28,787	$19,381	$20,219	$4,714	$73,101

Allowance for doubtful accounts (4)					(27,052)

Non-Medicare patient accounts receivable, net					$46,049

Total patient accounts receivable, net					$175,698

Days revenue outstanding (gross) (5)					54.4

Days revenue outstanding (net) (5)					47.2

	0-90	91-180	181-365	Over 365	Total
At December 31, 2007(1):
Medicare patient accounts receivable, net (2)	$56,606	$14,312	$3,948	$14	$74,880

Other patient accounts receivable:
Medicaid	1,983	1,432	1,774	976	6,165
Private (3)	13,838	4,501	8,210	1,683	28,232

Total	$15,821	$5,933	$9,984	$2,659	$34,397

Allowance for doubtful accounts (4)					(12,968)

Non-Medicare patient accounts receivable, net					$21,429

Total patient accounts receivable, net					$96,309

Days revenue outstanding (gross) (5)					51.3

Days revenue outstanding (net) (5)					45.2

(1)	Our patient accounts receivable include unbilled amounts of $48.3 million and $26.3 million as of December 31, 2008 and 2007, respectively, which have been aged based upon initial service date.
(2)

The following table summarizes the activity and ending balances in our estimated revenue adjustments (amounts in thousands), which is recorded to reduce our Medicare outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the Years Ended December 31,
	2008	2007
Balance at beginning of period	$3,622	$3,277
Provision for estimated revenue adjustments	6,407	2,563
Write offs	(3,211)	(2,393)
Acquired through acquisitions	402	175

Balance at end of period	$7,220	$3,622

Our estimated revenue adjustments were 5.3% and 4.6% of our outstanding Medicare patient accounts receivable at December 31, 2008 and 2007, respectively.

(3)	Private patient accounts receivable include amounts due from other insurance carriers, including Medicare Advantage programs, amounts due for co-payments and amounts due for self-pay.
(4)

The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in thousands), which is recorded to reduce only our Medicaid and Private outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the Years Ended December 31,
	2008	2007
Balance at beginning of period	$12,968	$9,870
Provision for doubtful accounts	23,998	11,975
Write offs	(13,094)	(8,970)
Acquired through acquisitions	3,180	93

Balance at end of period	$27,052	$12,968

Our allowance for doubtful accounts was 37.0% and 37.7% of our outstanding Medicaid and Private patient accounts receivable at December 31, 2008 and 2007, respectively.

(5)

Our calculation of days revenue outstanding (gross) is derived by dividing our ending gross patient accounts receivable (defined as the summation of our Medicare patient accounts receivable, net of estimated revenue adjustments and our other outstanding patients accounts receivable, before considering the allowance for doubtful accounts) at December 31, 2008 and 2007 by our average daily net patient revenue for the three-month periods ended December 31, 2008 and 2007, respectively. Our calculation of days revenue outstanding (net) is derived by dividing our ending net patient accounts receivable (i.e. net of estimated revenue adjustments and allowance for doubtful accounts) at December 31, 2008 and 2007 by our average daily net patient revenue for the three-month periods ended December 31, 2008 and 2007, respectively.

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

On March 26, 2008, we entered into a new $400.0 million Credit Agreement (the “Credit Agreement”), which consists of: (i) a $150.0 million, five-year Term Loan (the “Term Loan”) and (ii) a $250.0 million, five-

year Revolving Credit Facility (the “Revolving Credit Facility”). The Revolving Credit Facility provides for and includes within its $250.0 million limit a $15.0 million swingline facility and commitments for up to $25.0 million in letters of credit. The Revolving Credit Facility may be utilized by us to provide ongoing working capital and for other general corporate purposes. The Term Loan and Revolving Credit Facility are unsecured, but are guaranteed by all of our material subsidiaries.

The proceeds of the Term Loan, our initial draw of $145.0 million under the Revolving Credit Facility, and the proceeds from the issuance of the Senior Notes were utilized by us (a) to fund the purchase price of the TLC acquisition; (b) to pay transaction and other expenses associated with the TLC acquisition and the closings contemplated by the Credit Agreement and the Note Purchase Agreement; and (c) for other general corporate purposes. In addition, in connection with incurring this new debt, we recorded $8.1 million in deferred debt issuance costs as other assets in our consolidated balance sheet, which are being amortized over the term of the debt.

The Term Loan is repayable in 20 equal quarterly installments of $7.5 million each plus accrued interest beginning on June 30, 2008, with any remaining balance due at maturity on March 26, 2013. Upon occurrence of certain events, including our issuance of capital stock if our leverage ratio at the time of issuance is equal to or in excess of 2.50 and certain asset sales by us where the cash proceeds are not reinvested within a specified time period, mandatory prepayments are required in the amounts specified in the Credit Agreement and Note Purchase Agreement. Mandatory prepayments are paid ratably to the lenders under the Credit Agreement and the holders of Senior Notes, based upon the respective indebtedness outstanding. Amounts paid to the lenders under the Credit Agreement are applied first to the Term Loan, with any excess, applied to amounts outstanding under the Revolving Credit Facility, without reduction in the commitments to make revolving loans under the Revolving Credit Facility.

Borrowings under the Term Loan and Revolving Credit Facility, which are not within the swingline facility or letters of credit, are subject to classification as either ABR loans or Eurodollar rate (i.e. LIBOR) loans, as selected by us. Outstanding principal balances of ABR loans are subject to an interest rate based on the ABR Rate, which is set as the greater of the Prime Rate or the Federal Funds Rate plus 0.50% per annum plus an applicable margin, and outstanding principal balances of Eurodollar rate loans are subject to an interest rate as determined by reference to the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus an applicable margin. The applicable margin since the inception of the facility through June 30, 2008 was set at 1.75% per the terms of the Credit Agreement and all subsequent quarters are determined based upon our total leverage ratio, as presented in the table below, for both the Term Loan and the Revolving Credit Facility. Overdue amounts bear interest at 2% per annum above the applicable rate. We are also subject to a commitment fee under the terms of the Revolving Credit Facility, payable quarterly in arrears, as presented in the table below.

Total Leverage Ratio	Margin for ABR Loans	Margin for Eurodollar Loans	Commitment Fee
≥ 3.00	1.00%	2.00%	0.40%
< 3.00 and ≥ 2.50	0.75%	1.75%	0.35%
< 2.50 and ≥ 2.00	0.50%	1.50%	0.30%
< 2.00 and ≥ 1.50	0.25%	1.25%	0.25%
< 1.50 and ≥ 1.00	0.00%	1.00%	0.20%
< 1.00	0.00%	0.75%	0.15%

Our weighted-average interest rate for the Term Loan and the Revolving Credit Facility was 4.3% for 2008.

The Credit Agreement and the Note Purchase Agreement require us to meet two financial covenants which are calculated on a rolling four quarter basis. One is a total leverage ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and the second is a fixed charge coverage ratio of adjusted EBITDA plus rent expense to certain fixed charges (i.e. interest expense, required principal payments, capital expenditures, etc). The Credit Agreement also contains customary covenants, including, but not limited to, restrictions on (a) incurrence of liens; (b) incurrence of additional debt; (c) sales of assets or other fundamental corporate changes; (d) investments; (e) declarations of dividends; and (f) capital expenditures. These covenants contain customary exclusions and baskets. As of December 31, 2008, our total leverage ratio (used to compute the margin and commitment fees, described above) was 1.58 and our fixed charge coverage ratio was 2.35 and we were in compliance with the covenants in the Credit Agreement and the Note Purchase Agreement.

The following table presents our availability under our $250.0 million Revolving Credit Facility as of December 31, 2008 (amounts in millions):

Total Revolving Credit Facility	$250,000
Less: outstanding revolving credit loans	(80,500)
Less: outstanding swingline loans	—
Less: outstanding letters of credit	(9,142)

Remaining availability under the Revolving Credit Facility	$160,358

Promissory Notes

Our promissory notes outstanding of $20.3 million as of December 31, 2008 were generally issued for three-year periods, range in amounts between $0.2 million and $9.9 million and bear interest in a range of 2.66% to 10.25%. These promissory notes include notes issued in conjunction with our acquisitions for a portion of the purchase price as well as promissory notes issued for software licenses, unrelated to acquisitions.

Contractual Obligations and Medicare Liabilities

Our future contractual obligations and Medicare liabilities at December 31, 2008 were as follows (amounts in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term obligations	$328,337	$42,528	$67,809	$153,000	$65,000
Interest on long-term obligations (1)	48,483	11,764	19,845	13,564	3,310
Capital leases	262	120	142	—	—
Operating leases	61,673	24,498	28,798	8,299	78
Medicare liabilities	4,631	4,631	—	—	—

	$443,386	$83,541	$116,594	$174,863	$68,388

(1)	Interest on debt with variable rates was calculated using the current rate of that particular debt instrument at December 31, 2008.

Inflation

We do not believe inflation has significantly impacted our consolidated financial condition, results of operations and cash flows; however, we monitor events that could change this, such as the current credit and equity market turmoil.

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

Revenue Recognition

We earn net service revenue through our home health and hospice agencies by providing a variety of services almost exclusively in the homes of our patients. This net service revenue is earned and billed either on an episode of care basis (on a 60-day episode of care basis for home health services and on a 90-day episode of care basis for the first two hospice episodes of care and on a 60-day episode of care basis for any subsequent hospice episodes), on a per visit basis or on a daily basis depending upon the payment terms and conditions established with each payor for services provided. We refer to home health revenue earned and billed on a 60-day episode of care as episodic-based revenue. For the services we provide, Medicare is our largest payor, representing 87% of our net service revenue during 2008.

When we record our service revenue, we record it net of estimated revenue adjustments and contractual adjustments to reflect amounts we estimate to be realizable for services provided, as discussed below. We believe, based on information currently available to us and based on our judgment, that changes to one or more factors that impact the accounting estimates (such as our estimates related to revenue adjustments, contractual adjustments and episodes in progress) we make in determining net service revenue, which changes are likely to occur from period to period, will not materially impact our reported consolidated financial condition, results of operations, cash flows or our future financial results.

Home Health Revenue Recognition

Medicare Revenue

Net service revenue is recorded under the Medicare payment program (PPS) based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited, to: (a) an outlier payment if our patient’s care was unusually costly; (b) a low utilization adjustment (“LUPA”) if the number of visits was fewer than five; (c) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required (thresholds set at 6, 14 and 20 visits); (e) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (f) changes in the base episode payments established by the Medicare Program; (g) adjustments to the base episode payments for case mix, geographic wages and low utilization; and (h) recoveries of overpayments.

We make adjustments to Medicare revenue on completed episodes to reflect differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We estimate the impact of such payment adjustments based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record this estimate during the period in which services are rendered as an estimated revenue adjustment and a corresponding reduction to patient accounts receivable. Therefore, we believe that our reported net service revenue and patient accounts receivable will be the net amounts to be realized from Medicare for services rendered. For 2008, 2007 and 2006, we recorded $6.4 million, $2.6 million and $2.9 million, respectively, in estimated revenue adjustments to Medicare revenue.

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of December 31, 2008 and 2007, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was included as a reduction to our outstanding patient accounts receivable in our consolidated balance sheets for such periods, since only a nominal amount represents cash collected in advance of providing services.

Non-Medicare Revenue

Episodic-based Revenue. We recognize revenue in a similar manner as we recognize Medicare revenue for episodic-based rates that are paid by Medicaid and other insurance carriers, including Medicare Advantage programs; however, these rates can vary based upon the negotiated terms.

Non-episodic Based Revenue. Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established or estimated per-visit rates, as applicable. Contractual adjustments are recorded for the difference between our standard rates and the contracted rates to be realizable from patients, third parties and others for services provided and are deducted from gross revenue to determine net service revenue and as a reduction to our outstanding patient accounts receivable. In addition, we receive a minimal amount of our net service revenue from patients who are either self-insured or are obligated for an insurance co-payment.

Hospice Revenue Recognition

Hospice Medicare Revenue

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. We make adjustments to Medicare revenue for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes our historical collection rate on Medicare claims, and record it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable.

Additionally, as Medicare is subject to an inpatient cap limit and an overall payment cap, we monitor our provider numbers and estimate amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and increase other accrued liabilities. As of December 31, 2008 and 2007, we had $0.1 million recorded for estimated amounts due back to Medicare in other accrued liabilities in our accompanying consolidated balance sheets. As a result of our adjustments we believe our revenue and patients accounts receivable are recorded at amounts that will be ultimately realized.

Hospice Non-Medicare Revenue

We record gross revenue on an accrual basis based upon the date of service at amounts equal to our established rates or estimated per visit rates, as applicable. Contractual adjustments are recorded for the difference between our established rates and the amounts estimated to be realizable from patients, third parties and others for services provided and are deducted from gross revenue to determine our net service revenue and patient accounts receivable.

Patient Accounts Receivable

Our patient accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, other third-party payors and patients. We believe there is a certain level of credit risk associated with non-Medicare payors. To provide for our non-Medicare patient accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying amount to its estimated net realizable value. We believe the credit risk associated with our Medicare accounts , which represents 74% and 78% of our net patient accounts receivable at December 31, 2008 and 2007, respectively is limited due to (i) our historical collection rate of over 99% from Medicare and (ii) the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. There is no other single payor, other than Medicare that accounts for more than 10% of our total outstanding patient receivable and thus we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable.

We fully reserve for accounts which are aged at 360 days or greater. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible.

Medicare Home Health

Our Medicare billing process begins with a concerted effort to ensure that our billings are accurate through the utilization of an electronic Medicare claim review. We submit a RAP for 60% of our estimated payment for the initial episode at the start of care or 50% of the estimated payment for any subsequent episodes of care contiguous with the first episode for a particular patient. The full amount of the episode is billed after the episode has been completed (“final billed”). The RAP received for that particular episode is then deducted from our final payment. If a final bill is not submitted within the greater of 120 days from the start of the episode, or 60 days from the date the RAP was paid, any RAPs received for that episode will be recouped by Medicare from any other claims in process for that particular provider number. The RAP and final claim must then be re-submitted.

Medicare Hospice

For our hospice patients, our pre-billing process includes verifying that we are eligible for payment from Medicare for the services that we provide to our patients. Once each patient has been confirmed for eligibility, we will bill Medicare for the services provided to the patient on a monthly basis.

Non-Medicare Home Health and Hospice

For our non-Medicare patients, our pre-billing process primarily begins with verifying a patient’s eligibility for services with the applicable payor. Once the patient has been confirmed for eligibility, we will provide services to the patient and bill the applicable payor based on either the contracted rates or expected payment rates, which are based on our historical experience. We estimate an allowance for doubtful accounts to reduce the carrying amount of the receivables to the amounts we estimate will be ultimately collected. Our review and evaluation of non-Medicare accounts includes a detailed review of outstanding balances and special consideration to concentrations of receivables from particular payors or groups of payors with similar characteristics that would subject us to any significant credit risk. Where such groups have been identified, we have given special consideration to both the billing methodology and evaluation of the ultimate collectibility of the accounts. In addition, the amount of the allowance for doubtful accounts is based upon our assessment of historical and expected net collections, business and economic conditions, trends in payment and an evaluation of collectibility based upon the date that the service was provided. Based upon our best judgment, we believe the allowance for doubtful accounts adequately provides for accounts that will not be collected due to credit risk.

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

Goodwill and Other Intangible Assets

We perform impairment tests of goodwill and indefinite lived assets as required by FASB Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The impairment analysis requires numerous subjective assumptions and estimates to determine fair value of the respective reporting units as required by SFAS 142. We completed our annual impairment review as of October 31, 2008 and determined that no impairment charge was required. Depending on changes in Medicare payment, admissions volume and other factors, we may be required to recognize impairment charges in the future. As of December 31, 2008, there were no indicators noted that required us to re-evaluate our annual impairment test.

Intangible assets consist of Certificates of Need, licenses, acquired names, non-compete agreements and reacquired franchise rights. We amortize non-compete agreements and reacquired franchise rights on a straight-line basis over their estimated useful lives, which is generally two years for non-compete agreements and up to five years for reacquired franchise rights.

Income Taxes

We use the asset and liability approach for measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Our deferred tax calculation requires us to make certain estimates about future operations. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date. As of December 31, 2008 and 2007, our net deferred tax liabilities were $16.2 million and $25.3 million, respectively, representing a decrease of $9.1 million. The decrease was primarily related to an increase of $7.7 million to the deferred tax asset related to Federal net operating loss carry forward due to purchase accounting.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which provides expanded disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires expanded disclosure including, the fair value of derivative instruments and their gains or losses in a tabular format, information about credit risk, and strategies and objectives for using derivative instruments. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. As of December 31, 2008, we did not have any derivative or hedging activities; however if we do in the future, SFAS 161 will have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (“SFAS 141R”). SFAS 141R changes the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. For instance, acquisition-related costs, with the exception of debt or equity issuance costs, are to be recorded in the period that the costs are incurred and the services are received. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (i.e. our 2009 fiscal year). We expect SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements— Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 gives guidance on the presentation and disclosure of noncontrolling interests (currently known as minority interests) of consolidated subsidiaries. This statement requires the noncontrolling interest to be included in the equity section of the balance sheet, requires disclosure on the face of the consolidated income statement of the amounts of consolidated net income attributable to the consolidated parent and the noncontrolling interest, and expands disclosures. The provisions of this statement are to be applied prospectively to fiscal years beginning on or after December 15, 2008 or for our 2009 fiscal year. As a result of the adoption of SFAS No. 160, minority interests will be presented as noncontrolling interests and will appear in stockholders’ equity in our consolidated balance sheet and presented separately on the income statement and statement of comprehensive income, both retrospectively and prospectively after adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Primarily as a result of our borrowings to effect the TLC acquisition, we are now exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility and Term Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our consolidated income statement and the consolidated statement of cash flows will be exposed to changes in interest rates. As of December 31, 2008, our weighted-average interest rate for the Term Loan and the Revolving Credit Facility was 4.3%. A 1.0% interest rate change would cause interest expense to change by approximately $2.1 million annually.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are listed under Part IV, Item 15, “Exhibits and Financial Statement Schedules” of this Annual Report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, disclosed and reported within the time periods specified in the SEC’s rules and forms. This information is accumulated and communicated to our management and Board of Directors to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2008, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures were effective as of December 31, 2008, the end of the period covered by this Annual Report.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded our internal control over financial reporting was effective as of December 31, 2008.

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

KPMG, LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended December 31, 2008, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm—Internal Control over Financial Reporting

The Board of Directors and Stockholders

Amedisys, Inc.:

We have audited Amedisys, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Amedisys, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Amedisys, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Amedisys, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated income statements, statements of stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 17, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baton Rouge, Louisiana

February 17, 2009

ITEM 9B. OTHER INFORMATION

Director Indemnification Agreements

On February 12, 2009, pursuant to authorization by the Company’s Board of Directors, the Company entered into indemnification agreements (the “Indemnification Agreements”) with each of its directors. Each of the Indemnification Agreements provides, among other things, that each director (and in certain situations, a director’s spouse) shall have a contractual right (i) to indemnification to the fullest extent permitted by applicable law for losses suffered or expenses incurred in connection with any threatened, pending or completed litigation or other proceeding relating to the that person’s service as a director of the Company, (ii) subject to certain limitations and procedural requirements, to the advancement of expenses paid or incurred in connection with such litigation or other proceeding, (iii) to certain procedural and other protections effective upon a change in control of the Company, including but not limited to the creation of a trust to secure the Company’s indemnification obligations, and (iv) to coverage under the Company’s directors’ and officers’ insurance policies, to the extent that the Company maintains such insurance policies and they are reasonably available, with comparable levels of coverage as the policies in effect as of the date of the Indemnification Agreements.

The foregoing summary of the Indemnification Agreements is qualified in its entirety by reference to the full text of the form of Indemnification Agreement, a copy of which is filed as Exhibit 10.1 to this Annual Report on Form 10-K and incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to Amedisys Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2008.

Code of Conduct and Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees, including our Chief Executive Officer (principal executive officer), President and Chief Operating Officer and Chief Financial Officer (principal financial officer). This code of ethics, which is entitled Code of Ethical Business Conduct, is posted at our internet website, http://www.amedisys.com. Any amendments to, or waivers of the code of ethics will be disclosed on our website promptly following the date of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Amedisys Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to Amedisys Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Amedisys Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2008.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to Amedisys Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2008.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

		Report of independent registered public accounting firm	F-1
		Consolidated balance sheets at December 31, 2008 and 2007	F-2
For each of the years in the three-year period ended December 31, 2008:
		Consolidated income statements	F-3
		Consolidated statements of stockholders’ equity and comprehensive income	F-4
		Consolidated statements of cash flows	F-5
		Notes to consolidated financial statements	F-6

	2.	Financial Statement Schedules

There are no financial statement schedules included in this report.

	3.	Exhibits

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

Date: February 17, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ WILLIAM F. BORNE William F. Borne	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 17, 2009

/s/ DALE E. REDMAN Dale E. Redman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 17, 2009

/s/ LARRY R. GRAHAM Larry R. Graham	President, Chief Operating Officer and Director	February 17, 2009

/s/ JAKE L. NETTERVILLE Jake L. Netterville	Director	February 17, 2009

/s/ DAVID R. PITTS David R. Pitts	Director	February 17, 2009

/s/ PETER F. RICCHIUTI Peter F. Ricchiuti	Director	February 17, 2009

/s/ RONALD A. LABORDE Ronald A. Laborde	Director	February 17, 2009

/s/ DONALD WASHBURN Donald Washburn	Director	February 17, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Amedisys, Inc.:

We have audited the accompanying consolidated balance sheets of Amedisys, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated income statements, statements of stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amedisys, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Amedisys Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Baton Rouge, Louisiana

February 17, 2009

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	As of December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$2,847	$56,190
Patient accounts receivable, net of allowance for doubtful accounts of $27,052 and $12,968	175,698	96,309
Prepaid expenses	8,086	6,023
Other current assets	7,719	5,991

Total current assets	194,350	164,513
Property and equipment, net of accumulated depreciation of $39,208 and $24,766	79,258	68,313
Goodwill	733,881	332,534
Intangible assets, net of accumulated amortization of $7,944 and $6,261	42,388	14,301
Other assets, net	20,317	7,450

Total assets	$1,070,194	$587,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,652	$14,438
Accrued expenses	134,049	66,667
Obligations due Medicare	4,631	2,811
Current portion of long-term obligations	42,632	11,049
Current portion of deferred income taxes	4,663	6,771

Total current liabilities	204,627	101,736
Long-term obligations, less current portion	285,942	12,991
Deferred income taxes	11,548	18,495
Other long-term obligations	5,959	6,069

Total liabilities	508,076	139,291

Commitments and Contingencies — Note 9
Minority interests	783	849
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 27,191,946 and 26,473,762 shares issued; and 27,083,231 and 26,368,644 shares outstanding	27	26
Additional paid-in capital	326,120	297,802
Treasury stock at cost, 108,715 and 105,118 shares of common stock	(617)	(437)
Accumulated other comprehensive (loss) income	(447)	10
Retained earnings	236,252	149,570

Total stockholders’ equity	561,335	446,971

Total liabilities and stockholders’ equity	$1,070,194	$587,111

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2008	2007	2006
Net service revenue	$1,187,415	$697,934	$541,148
Cost of service, excluding depreciation and amortization	562,633	329,008	252,239
General and administrative expenses:
Salaries and benefits	264,029	150,972	116,534
Non-cash compensation	6,372	3,188	2,560
Other	152,876	92,480	82,663
Provision for doubtful accounts	23,998	11,975	11,390
Depreciation and amortization	20,406	13,749	10,106

Operating expenses	1,030,314	601,372	475,492

Operating income	157,101	96,562	65,656
Other (expense) income:
Interest income	1,027	3,985	1,197
Interest expense	(16,627)	(835)	(4,907)
Gain on release of Alliance’s net liabilities (see Note 9)	—	4,212	—
Miscellaneous, net	(145)	(506)	(49)

Total other (expense) income	(15,745)	6,856	(3,759)

Income before income taxes and minority interest	141,356	103,418	61,897
Income tax expense	(54,714)	(38,298)	(23,642)
Minority interests	40	(7)	—

Net income	$86,682	$65,113	$38,255

Net income per common share:
Basic	$3.28	$2.52	$1.75

Diluted	$3.22	$2.48	$1.72

Weighted average shares outstanding:
Basic	26,445	25,842	21,809

Diluted	26,903	26,275	22,289

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2005	15,877,524	$16	$146,684	$(25)	$(628)	$—	$46,552	$192,599
Net income	—	—	—	—	—	—	38,255	38,255
Issuance of stock for employee stock purchase plan	64,623	—	1,988	—	—	—	—	1,988
Issuance of stock in connection with 401(k) plan	181,594	—	6,955	—	—	—	—	6,955
Exercise of stock options	160,026	—	2,812	—	—	—	—	2,812
Issuance of non-vested stock	60,500	—	—	—	—	—	—	—
Non-cash compensation	—	—	2,560	—	—	—	—	2,560
Tax benefit from stock option exercises	—	—	1,238	—	—	—	—	1,238
Reclassification of unearned compensation to additional paid-in capital	—	—	(628)	—	628	—	—	—
Surrendered shares	—	—	—	(27)	—	—	—	(27)
Release of shares from escrow	—	—	—	(327)	—	—	—	(327)
Issuance of stock in connection with public offering, net	3,000,000	3	117,951	—	—	—	—	117,954
Four-for-three stock split effected in form of 33 1/3 stock dividend	6,454,456	7	(7)	—	—	—	—	—

Balance, December 31, 2006	25,798,723	26	279,553	(379)	—	—	84,807	364,007
Net income	—	—	—	—	—	—	65,113	65,113
Other comprehensive income:
Unrealized gain on deferred compensation plan assets	—	—	—	—	—	10	—	10

Comprehensive income	—	—	—	—	—	—	—	65,123
Adjustment for cumulative effect of change in accounting principle-FIN 48	—	—	—	—	—	—	(350)	(350)
Issuance of stock for employee stock purchase plan	84,089	—	2,487	—	—	—	—	2,487
Issuance of stock in connection with 401(k) plan	186,446	—	6,605	—	—	—	—	6,605
Exercise of stock options	246,101	—	3,840	—	—	—	—	3,840
Issuance of non-vested stock	53,285	—	—	—	—	—	—	—
Non-cash compensation	—	—	3,188	—	—	—	—	3,188
Tax benefit from stock option exercises	—	—	2,129	—	—	—	—	2,129
Surrendered shares	—	—	—	(58)	—	—	—	(58)

Balance, December 31, 2007	26,368,644	26	297,802	(437)	—	10	149,570	446,971
Net income	—	—	—	—	—	—	86,682	86,682
Other comprehensive income:
Unrealized (loss) on deferred compensation plan assets	—	—	—	—	—	(457)	—	(457)

Comprehensive income	—	—	—	—	—	—	—	86,225
Issuance of stock for employee stock purchase plan	96,036	—	3,806	—	—	—	—	3,806
Issuance of stock in connection with 401(k) plan	265,094	1	12,383	—	—	—	—	12,384
Exercise of stock options and warrants	223,237	—	2,848	—	—	—	—	2,848
Issuance of non-vested stock	130,220	—	—	—	—	—	—	—
Non-cash compensation	—	—	6,372	—	—	—	—	6,372
Tax benefit from stock option exercises	—	—	2,909	—	—	—	—	2,909
Surrendered shares	—	—	—	(180)	—	—	—	(180)

Balance, December 31, 2008	27,083,231	$27	$326,120	$(617)	$—	$(447)	$236,252	$561,335

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net income	$86,682	$65,113	$38,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,406	13,749	10,106
Provision for doubtful accounts	23,998	11,975	11,390
Non-cash compensation	6,372	3,188	2,560
401(k) employer match	12,384	6,605	6,955
Loss on disposal of property and equipment	673	339	596
Deferred income taxes	29,436	2,529	16,499
Write off of deferred debt issuance costs	406	—	1,297
Minority interests	(40)	7	—
Equity in earnings of unconsolidated joint ventures	(890)	(122)	—
Amortization of deferred debt issuance costs	1,207	25	452
Return on equity investment	337	—	—
Gain on release of Alliance’s net liabilities (see Note 9)	—	(4,212)	—
Impairment of intangible assets	—	—	125
Release of shares from escrow	—	—	(327)
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(60,478)	(32,013)	(18,564)
Other current assets	(4,095)	2,766	(7,803)
Other assets	228	1,484	692
Accounts payable	(11,124)	(1,089)	(16,531)
Accrued expenses	45,349	22,664	(270)
Other long-term obligations	(110)	293	892
Obligations due Medicare	—	(216)	(3,244)

Net cash provided by operating activities	150,741	93,085	43,080

Cash Flows from Investing Activities:
Purchases of short-term investments	—	(89,000)	—
Proceeds from sales of short-term investments	—	89,000	—
Proceeds from sale of deferred compensation plan assets	600	697	—
Proceeds from the sale of property and equipment	32	3,140	85
Deposits into restricted cash	—	—	(4,797)
Withdrawals from restricted cash	—	4,797	—
Purchase of deferred compensation plan assets	(1,849)	(2,028)	—
Purchases of property and equipment	(28,385)	(28,633)	(29,271)
Acquisitions of businesses, net of cash acquired	(471,319)	(102,297)	(14,077)
Acquisitions of reacquired franchise rights	(4,730)	—	—

Net cash (used in) investing activities	(505,651)	(124,324)	(48,060)

Cash Flows from Financing Activities:
Outstanding checks in excess of bank balance	4,548	—	—
Proceeds from issuance of stock upon exercise of stock options and warrants	2,848	3,840	2,812
Proceeds from issuance of stock to employee stock purchase plan	3,806	2,487	1,988
Tax benefit from stock option exercises	2,909	2,129	1,238
Proceeds from equity offering	—	—	124,500
Issuance cost related to equity offering	—	—	(6,546)
Proceeds from short-term revolving line of credit	—	—	10,000
Principal payments of short-term revolving line of credit	—	—	(10,000)
Proceeds from swingline facility (a portion of Revolving Credit Facility)	27,200	—	—
Repayments from swingline facility (a portion of Revolving Credit Facility)	(27,200)	—	—
Proceeds from issuance of long-term obligations	457,000	—	—
Payment of deferred financing fees	(8,124)	(473)	—
Principal payments of long-term obligations	(161,420)	(4,775)	(52,022)

Net cash provided by financing activities	301,567	3,208	71,970

Net (decrease) increase in cash and cash equivalents	(53,343)	(28,031)	66,990
Cash and cash equivalents at beginning of period	56,190	84,221	17,231

Cash and cash equivalents at end of period	$2,847	$56,190	$84,221

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$12,950	$507	$3,990

Cash paid for income taxes, net of refunds received	$20,138	$26,105	$10,027

Cash paid for 2005 payroll taxes under Hurricane Relief Act extended deadlines	$—	$—	$18,773

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
Notes payable issued for acquisitions	$6,827	$18,195	$3,770

Notes payable issued for software licenses	$2,126	$5,501	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Amedisys, Inc., a Delaware corporation, and its consolidated subsidiaries (“Amedisys,” “we,” “us,” or “our”) is a multi-state provider of home health and hospice services with approximately 87%, 89% and 93% of our net service revenue derived from Medicare for 2008, 2007 and 2006, respectively. As of December 31, 2008, we had 480 Medicare-certified home health and 48 Medicare-certified hospice agencies in 37 states within the United States, the District of Columbia and Puerto Rico.

Use of Estimates

Our accounting and reporting policies conform with U.S. generally accepted accounting principles (“U.S. GAAP”). In preparing the consolidated financial statements, we are required to make estimates and assumptions that impact the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Reclassifications and Comparability

Certain reclassifications have been made to prior periods’ financial statements in order to conform to the current periods’ presentation. For instance, we have reclassified $20.3 million and $16.7 million from our general and administrative expenses to our cost of service for health care insurance costs and other miscellaneous expenses, which are associated with our direct care employees for 2007 and 2006, respectively. Finally, as a result of our rapid growth, primarily through acquisitions, including the TLC Health Care Services, Inc. (“TLC”) acquisition, our operating results are not comparable for the periods that are presented.

Principles of Consolidation

These consolidated financial statements include the accounts of Amedisys, Inc. and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in our accompanying consolidated financial statements, and business combinations accounted for as purchases have been included in our consolidated financial statements from their respective dates of acquisition. In addition to our wholly owned subsidiaries, we also have certain equity investments that are accounted for as set forth below.

Equity Investments

We consolidate subsidiaries and/or joint ventures when the entity is a variable interest entity and we are the primary beneficiary, as defined in the Financial Accounting Standards Board Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (“FIN 46R”), or if we have controlling interests in the entity, which is generally ownership in excess of 50%. Third party equity interests in our consolidated joint ventures are reflected as minority interests in our consolidated financial statements. For subsidiaries or joint ventures in which we do not have a controlling interest or for which we are not the primary beneficiary as defined by FIN 46R, we record such investments under the equity method of accounting.

Revenue Recognition

We earn net service revenue through our home health and hospice agencies by providing a variety of services almost exclusively in the homes of our patients. This net service revenue is earned and billed either on an episode of care basis (on a 60-day episode of care basis for home health services and on a 90-day episode of care basis for the first two hospice episodes of care and on a 60-day episode of care basis for any subsequent hospice

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

episodes), on a per visit basis or on a daily basis depending upon the payment terms and conditions established with each payor for services provided. We refer to home health revenue earned and billed on a 60-day episode of care as episodic-based revenue. For the services we provide, Medicare is our largest payor, representing 87% of our net service revenue during 2008.

When we record our service revenue, we record it net of estimated revenue adjustments and contractual adjustments to reflect amounts we estimate to be realizable for services provided, as discussed below. We believe, based on information currently available to us and based on our judgment, that changes to one or more factors that impact the accounting estimates (such as our estimates related to revenue adjustments, contractual adjustments and episodes in progress) we make in determining net service revenue, which changes are likely to occur from period to period, will not materially impact our reported consolidated financial condition, results of operations, cash flows or our future financial results.

Home Health Revenue Recognition

Medicare Revenue

Net service revenue is recorded under the Medicare payment program (PPS) based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited, to: (a) an outlier payment if our patient’s care was unusually costly; (b) a low utilization adjustment (“LUPA”) if the number of visits was fewer than five; (c) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required (thresholds set at 6, 14 and 20 visits); (e) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (f) changes in the base episode payments established by the Medicare Program; (g) adjustments to the base episode payments for case mix, geographic wages and low utilization; and (h) recoveries of overpayments.

We make adjustments to Medicare revenue on completed episodes to reflect differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We estimate the impact of such payment adjustments based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record this estimate during the period in which services are rendered as an estimated revenue adjustment and a corresponding reduction to patient accounts receivable. Therefore, we believe that our reported net service revenue and patient accounts receivable will be the net amounts to be realized from Medicare for services rendered. For 2008, 2007 and 2006, we recorded $6.4 million, $2.6 million and $2.9 million, respectively, in estimated revenue adjustments to Medicare revenue.

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of December 31, 2008 and 2007, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was included as a reduction to our outstanding patient accounts receivable in our consolidated balance sheets for such periods, since only a nominal amount represents cash collected in advance of providing services.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Non-Medicare Revenue

Episodic-based Revenue. We recognize revenue in a similar manner as we recognize Medicare revenue for episodic-based rates that are paid by Medicaid and other insurance carriers, including Medicare Advantage programs; however, these rates can vary based upon the negotiated terms.

Non-episodic Based Revenue. Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established or estimated per-visit rates, as applicable. Contractual adjustments are recorded for the difference between our standard rates and the contracted rates to be realizable from patients, third parties and others for services provided and are deducted from gross revenue to determine net service revenue and as a reduction to our outstanding patient accounts receivable. In addition, we receive a minimal amount of our net service revenue from patients who are either self-insured or are obligated for an insurance co-payment.

Hospice Revenue Recognition

Hospice Medicare Revenue

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. We make adjustments to Medicare revenue for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes our historical collection rate on Medicare claims, and record it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable.

Additionally, as Medicare is subject to an inpatient cap limit and an overall payment cap, we monitor our provider numbers and estimate amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and increase other accrued liabilities. As of December 31, 2008 and 2007, we had $0.1 million recorded for estimated amounts due back to Medicare in other accrued liabilities in our accompanying consolidated balance sheets. As a result of our adjustments we believe our revenue and patients accounts receivable are recorded at amounts that will be ultimately realized.

Hospice Non-Medicare Revenue

We record gross revenue on an accrual basis based upon the date of service at amounts equal to our established rates or estimated per visit rates, as applicable. Contractual adjustments are recorded for the difference between our established rates and the amounts estimated to be realizable from patients, third parties and others for services provided and are deducted from gross revenue to determine our net service revenue and patient accounts receivable.

Cash and Cash Equivalents

Cash and cash equivalents include certificates of deposit and all highly liquid debt instruments with maturities of three months or less when purchased.

Patient Accounts Receivable

Our patient accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, other third-party payors and patients. We believe there is a certain level of credit risk associated with non-Medicare payors. To provide for our non-Medicare patient accounts receivable that could become uncollectible in the

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

future, we establish an allowance for doubtful accounts to reduce the carrying amount to its estimated net realizable value. We believe the credit risk associated with our Medicare accounts, which represents 74% and 78% of our net patient accounts receivable at December 31, 2008 and 2007, respectively is limited due to (i) our historical collection rate of over 99% from Medicare and (ii) the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. There is no other single payor, other than Medicare that accounts for more than 10% of our total outstanding patient receivable and thus we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable.

We fully reserve for accounts which are aged at 360 days or greater. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible.

Medicare Home Health

Our Medicare billing process begins with a concerted effort to ensure that our billings are accurate through the utilization of an electronic Medicare claim review. We submit a RAP for 60% of our estimated payment for the initial episode at the start of care or 50% of the estimated payment for any subsequent episodes of care contiguous with the first episode for a particular patient. The full amount of the episode is billed after the episode has been completed (“final billed”). The RAP received for that particular episode is then deducted from our final payment. If a final bill is not submitted within the greater of 120 days from the start of the episode, or 60 days from the date the RAP was paid, any RAPs received for that episode will be recouped by Medicare from any other claims in process for that particular provider number. The RAP and final claim must then be re-submitted.

Medicare Hospice

For our hospice patients, our pre-billing process includes verifying that we are eligible for payment from Medicare for the services that we provide to our patients. Once each patient has been confirmed for eligibility, we will bill Medicare for the services provided to the patient on a monthly basis.

Non-Medicare Home Health and Hospice

For our non-Medicare patients, our pre-billing process primarily begins with verifying a patient’s eligibility for services with the applicable payor. Once the patient has been confirmed for eligibility, we will provide services to the patient and bill the applicable payor based on either the contracted rates or expected payment rates, which are based on our historical experience. We estimate an allowance for doubtful accounts to reduce the carrying amount of the receivables to the amounts we estimate will be ultimately collected. Our review and evaluation of non-Medicare accounts includes a detailed review of outstanding balances and special consideration to concentrations of receivables from particular payors or groups of payors with similar characteristics that would subject us to any significant credit risk. Where such groups have been identified, we have given special consideration to both the billing methodology and evaluation of the ultimate collectibility of the accounts. In addition, the amount of the allowance for doubtful accounts is based upon our assessment of historical and expected net collections, business and economic conditions, trends in payment and an evaluation of collectibility based upon the date that the service was provided. Based upon our best judgment, we believe the allowance for doubtful accounts adequately provides for accounts that will not be collected due to credit risk.

Property and Equipment

Property and equipment is stated at cost and we depreciate it on a straight-line basis over the estimated useful lives of the assets. Additionally, we have internally generated computer software that has been developed for our

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

own use. Such software development costs are capitalized in accordance with AICPA Statement Position No. 98-1. Additions and improvements (including interest costs for construction of qualifying long-lived assets) are capitalized. Maintenance and repair expenses are charged to expense as incurred. The cost of property and equipment sold or disposed of and the related accumulated depreciation are eliminated from the property and related accumulated depreciation accounts, and any gain or loss is credited or charged to other income (expense).

We generally provide for depreciation over the following estimated useful service lives, additionally if there are indicators that certain assets may be potentially impaired we will analyze such assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Years
Building	39
Leasehold improvements	Lesser of life of lease or expected useful life
Equipment and furniture	3 to 7
Vehicles	5 to 10
Computer software	3

The following table summarizes the activity related to our property and equipment for 2008, 2007 and 2006 (amounts in thousands):

	As of December 31,
	2008	2007
Property and equipment:
Land	$3,159	$3,119
Building and leasehold improvements	22,892	21,447
Equipment and furniture	72,560	54,515
Computer software	19,855	13,998

	118,466	93,079
Less: accumulated depreciation	(39,208)	(24,766)

	$79,258	$68,313

Depreciation expense, including amortization of assets related to capital leases for 2008, 2007 and 2006 was $18.6 million, $12.3 million and $8.3 million, respectively.

Goodwill and Other Intangible Assets

We perform impairment tests of goodwill and indefinite lived assets as required by FASB Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The impairment analysis requires numerous subjective assumptions and estimates to determine fair value of the respective reporting units as required by SFAS 142. We completed our annual impairment review as of October 31, 2008 and determined that no impairment charge was required. Depending on changes in Medicare payment, admissions volume and other factors, we may be required to recognize impairment charges in the future. As of December 31, 2008, there were no indicators noted that required us to re-evaluate our annual impairment test.

Intangible assets consist of Certificates of Need, licenses, acquired names, non-compete agreements and reacquired franchise rights. We amortize non-compete agreements and reacquired franchise rights on a straight-line basis over their estimated useful lives, which is generally two years for non-compete agreements and up to five years for reacquired franchise rights.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Debt Issuance Costs

We amortize deferred debt issuance costs related to our long-term obligations over its term through interest expense, unless the debt is extinguished, in which case unamortized balances are immediately expensed. We amortized $1.2 million, less than $0.1 million and $0.5 million in deferred debt issuance costs in 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, we had unamortized debt issuance costs of $6.9 million and $0.4 million, respectively recorded as other assets in our accompanying consolidated balance sheets. During the first quarter of 2008, we expensed the $0.4 million of unamortized debt issuance costs from December 31, 2007 as the associated $100.0 million revolving credit facility was terminated and we expensed $1.3 million in unamortized debt issuance costs in 2006 related to the early termination of a revolving credit facility associated with the Housecall Medical Resources, Inc. (“Housecall”) acquisition. The unamortized debt issuance costs of $6.9 million at December 31, 2008 will be amortized over 4.5 years.

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and fair value differ, as calculated in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”) (amounts in millions):

	As of December 31, 2008	Fair Value at Reporting Date Using
Financial Instrument		Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$328.3	$—	$—	$278.6

The estimates of the fair value of our long-term debt are based upon a discounted present value analysis of future cash flows. Due to the existing uncertainty in the capital and credit markets the actual rates that would be obtained to borrow under similar conditions could materially differ from the estimates we have used.

SFAS 157 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The three levels of inputs are as follows:

•	Level 1 — Quoted prices in active markets for identical assets and liabilities.

•

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.

For our other financial instruments, including our cash and cash equivalents, patient accounts receivable, accounts payable and accrued expenses we estimate the carrying amounts approximate fair value due to their short term maturity. Our deferred compensation plan assets are recorded at fair value.

Stock-Based Compensation

Effective January 1, 2006, we adopted FASB SFAS No. 123 (revised), Share-Based Payment (“SFAS 123(R)”). This statement replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (the intrinsic value method). SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires us to recognize compensation cost on a prospective basis. Under this method, we recorded stock-based compensation expense for awards granted prior to, but not yet vested as of January 1, 2006, using the fair value amounts determined for pro forma disclosures under SFAS 123. We recognize compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the award. SFAS 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash flows. Stock-based compensation expense for 2008, 2007 and 2006 was $6.4 million, $3.2 million and $2.6 million, respectively, and the total income tax benefit recognized for these expenses was $2.5 million, $1.2 million and $1.0 million, respectively.

Weighted-Average Shares Outstanding

Net income per common share, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The following table sets forth, for the periods indicated, shares used in our computation of the weighted-average shares outstanding, which are used to calculate our basic and diluted net income per common share (amounts in thousands):

	For the Years ended December 31,
	2008	2007	2006
Weighted average number of shares outstanding — basic	26,445	25,842	21,809
Effect of dilutive securities:
Stock options	316	343	426
Warrants	29	36	32
Non-vested stock and stock units	113	54	22

Weighted average number of shares outstanding — diluted	26,903	26,275	22,289

The following table sets forth shares that were anti-dilutive to the computation of diluted net income per common share (amounts in thousands):

	For the Years ended December 31,
	2008	2007	2006
Anti-dilutive securities	2	24	50

Advertising Costs

We expense advertising costs as incurred. Advertising expense for 2008, 2007 and 2006 was $5.5 million, $4.3 million and $3.9 million, respectively.

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which provides expanded disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires expanded disclosure including, the fair value of derivative instruments and their gains or losses in a

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

tabular format, information about credit risk, and strategies and objectives for using derivative instruments. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. As of December 31, 2008, we did not have any derivative or hedging activities; however if we do in the future, SFAS 161 will have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (“SFAS 141R”). SFAS 141R changes the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. For instance, acquisition-related costs, with the exception of debt or equity issuance costs, are to be recorded in the period that the costs are incurred and the services are received. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (i.e. our 2009 fiscal year). We expect SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements — Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 gives guidance on the presentation and disclosure of noncontrolling interests (currently known as minority interests) of consolidated subsidiaries. This statement requires the noncontrolling interest to be included in the equity section of the balance sheet, requires disclosure on the face of the consolidated income statement of the amounts of consolidated net income attributable to the consolidated parent and the noncontrolling interest, and expands disclosures. The provisions of this statement are to be applied prospectively to fiscal years beginning on or after December 15, 2008 or for our 2009 fiscal year. As a result of the adoption of SFAS No. 160, minority interests will be presented as noncontrolling interests and will appear in stockholders’ equity in our consolidated balance sheet and presented separately on the income statement and statement of comprehensive income, both retrospectively and prospectively after adoption.

2. ACQUISITIONS

Each of the following acquisitions was completed in order to pursue our strategy of increasing our market presence by expanding our service base and enhancing our position in certain geographic areas as a leading provider of home health and hospice services. The purchase price of each acquisition was determined based on our analysis of, among other things, comparable acquisitions and expected cash flows. Each of the following acquisitions was accounted for as a purchase and is included in our consolidated financial statements from the respective acquisition date. Goodwill generated from the acquisitions was recognized for the excess of the purchase price over tangible and identifiable intangible assets because of the expected contributions of each acquisition to our overall corporate strategy.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Summary of 2008 Acquisitions

The following table presents details of our acquisitions (dollars in millions):

(2)	Date	Acquired Entity (location of assets)	Purchase Price (1)		Purchase Price Allocation		Number of Agencies		Number of States
			Cash	Promissory Note	Goodwill	Other Intangible Assets	Home Health	Hospice
†	October 1, 2008	Home Health Corporation of America (“HHCA”)	$25.8	$—	$24.8	$1.5	6	—	3
		Washington agencies	0.3	—	—	0.3	3	3	1
† †	October 1, 2008 May 9, 2008	Health Management Associates, Inc.	6.7	—	6.1	1.0	5	—	3
*	June 20, 2008 and March 26, 2008	TLC	396.4	—	335.9	11.7	92	11	22
*	February 28, 2008	Family Home Health Care, Inc. & Comprehensive Home Healthcare Services, Inc. (“HMA”)	41.0	6.6	40.4	7.1	24	—	2
†	January 1, 2008	Carolina, Puerto Rico agency (3)	1.1	0.2	1.0	0.3	1	—	N/A

			$471.3	$6.8	$408.2	$21.9	131	14

(1)	The total purchase price does not include such items as closing costs or other miscellaneous amounts that have been included in the value recorded for goodwill and other intangible assets.
(2)	The acquisitions marked with the cross symbol (†) were asset purchases and those marked with an asterisk symbol (*) were stock purchases.
(3)	The home health location purchased was located in Carolina, Puerto Rico and not located within the United States.

On March 26, 2008, we acquired 100% of the stock of TLC, a privately-held provider of home nursing and hospice services with 92 home health and 11 hospice agencies located in 22 states and the District of Columbia for a total purchase price of $396.4 million (subject to certain adjustments), of which $16.7 million was placed in escrow with $15.8 million for indemnification purposes and working capital price adjustments and $0.9 million for the delayed acquisition of TLC’s West Virginia agencies, discussed below. As of December 31, 2008, $3.0 million has been released from escrow and paid to the selling stockholders under the working capital price adjustment provisions of the acquisition agreement. In addition, we incurred approximately $2.6 million in closing costs associated with the acquisition. The purchase price was financed with cash on hand on the date of the transaction and proceeds from new indebtedness incurred by us as described in “Note 5, Long-Term Obligations”. As of December 31, 2008, we allocated the aggregate purchase price to the assets acquired and liabilities assumed based upon their fair values. The $335.9 million excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired at the date of acquisition plus the closing costs incurred were allocated to goodwill, of which $181.4 million is presently expected to be deductible for income tax purposes over approximately 15 years.

On June 20, 2008, we closed on our acquisition of the TLC West Virginia agencies, which included the assets of three home health agencies and three hospice agencies, which had been delayed due to necessary regulatory

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

approvals associated with West Virginia Certificates of Need (“CON”) requirements. As a result, $0.9 million that had been placed into escrow was released and paid to the selling stockholders.

As part of the TLC transaction, we became obligated under certain licensing agreements to allow six (four as of December 31, 2008) different unaffiliated companies to operate within designated territories utilizing our resources (See “Note 3, Goodwill and Other Intangible Assets, Net” for details on reacquired franchise rights). Our resources that are utilized include, but are not limited to, our operating licenses, our trade names, our policies and procedures, our accounting and office systems and other administrative support. Under these agreements, the unaffiliated companies share with us the gross profit generated by the associated agencies, which is based on a defined formula.

We believe that the TLC acquisition provided a market presence complementary to the geographic markets that existed for our home health and hospice operations as of the date of the acquisition. The following table summarizes, as of December 31, 2008, the estimated fair values of the TLC assets acquired and liabilities assumed on March 26, 2008 (amounts in thousands), which estimates are subject to change as we finalize our purchase accounting for such items as patient accounts receivable and certain current liabilities.

Patient accounts receivable, net	$37,525
Property and equipment	492
Goodwill	335,911
Intangible assets	11,700
Deferred taxes	41,095
Other current assets	981
Other assets	1,523
Current liabilities	(32,873)

$396,354

The intangible assets in the table above include $6.7 million for certificates of need, $4.5 million for Medicare licenses and $0.5 million for non-compete agreements. The non-compete agreements have a remaining amortization period of 1.2 years.

The following table contains unaudited pro forma consolidated income statement information assuming that the TLC transaction closed on January 1, 2007, for 2008 and 2007 (amounts in thousands except per share data).

	2008	2007
Net service revenue	$1,267,629	$991,249
Operating income	165,772	125,483
Net income	89,019	68,893
Basic earnings per share	$3.37	$2.67
Diluted earnings per share	$3.31	$2.62

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Summary of 2007 Acquisitions

The following table presents details of our acquisitions (dollars in millions):

(2)	Date	Acquired Entity (location of assets)	Purchase Price (1)		Purchase Price Allocation		Number of Agencies		Number of States
			Cash	Promissory Note	Goodwill	Other Intangible Assets	Home Health	Hospice
†	December 31, 2007	One South Carolina and five Georgia agencies	$13.4	$—	$13.5	$0.4	6	—	2
†	December 1, 2007	IntegriCare - West Virginia assets	9.7	2.1	11.7	0.3	4	—	1
†	September 1, 2007	IntegriCare, Inc. (“IntegriCare”)	46.4	10.1	56.7	0.6	11	9	8
†	July 1, 2007	Searcy, Arkansas agency	1.2	—	1.1	0.1	1	—	1
†	June 1, 2007	Oak Park, Illinois agency	7.2	0.8	7.7	0.3	1	—	1
†	June 1, 2007	Lancaster, Pennsylvania agency	2.9	—	2.9	0.1	1	—	1
†	June 1, 2007	Baltimore, Maryland agency	1.7	—	1.6	0.1	1	—	1
†	May 1, 2007	Dyna Care Health Ventures, Inc. (“Dyna Care”)	12.6	3.0	15.3	0.6	11	—	5
†	April 1, 2007	Tallahassee, Florida agency	2.8	0.3	3.1	0.1	1	—	1
†	March 1, 2007	Texas agencies	3.2	1.5	4.5	0.2	1	1	1
*	February 1, 2007	Horizon’s Hospice Care, Inc.	1.2	0.4	1.5	0.1	—	1	1

			$102.3	$18.2	$119.6	$2.9	38	11

(1)	The total purchase price does not include such items as closing costs or other miscellaneous amounts that have been included in the value recorded for goodwill and other intangible assets.
(2)	The acquisitions marked with the cross symbol (†) were asset purchases and those marked with an asterisk symbol (*) were stock purchases.

IntegriCare owned and operated 15 home health agencies, owned and operated nine hospice agencies (which all function as both home health and hospice agencies and are included in both the reported total number of home health and hospice agency locations), and managed four home health agencies and two hospice agencies (which all function as both home health and hospice agencies), which were owned by four separate, unconsolidated joint ventures with local area hospitals. In connection with the acquisition, we also acquired interests in a fifth joint venture, which was consolidated with our results of operations because it qualified as a variable interest entity as defined by FIN 46R. The acquisition closed as two separate transactions due to regulatory issues for the four home health agencies in West Virginia.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The following table summarizes the activity related to our goodwill and our other intangible assets, net for 2008, 2007 and 2006 (amounts in thousands):

	Goodwill	Other Intangible Assets, Net
		Certificates of Need and Licenses	Acquired Name of Business	Non-Compete Agreements & Reacquired Franchise Rights	Total
Balances at December 31, 2005	$197,002	$7,150	$1,311	$2,986	$11,447
Additions	16,317	1,200	—	1,063	2,263
Adjustments related to acquisitions	(287)	(575)	1,989	(475)	939
Amortization	—	—	—	(1,791)	(1,791)
Impairment	—	(125)	—	—	(125)

Balances at December 31, 2006	213,032	7,650	3,300	1,783	12,733
Additions	119,587	1,030	—	1,900	2,930
Adjustments related to acquisitions	(85)	—	—	—	—
Amortization	—	—	—	(1,362)	(1,362)

Balances at December 31, 2007	332,534	8,680	3,300	2,321	14,301
Additions	408,221	20,942	—	5,973	26,915
Adjustments related to acquisitions	(6,874)	3,060	—	(205)	2,855
Amortization	—	—	—	(1,683)	(1,683)

Balances at December 31, 2008	$733,881	$32,682	$3,300	$6,406	$42,388

During 2008, we adjusted goodwill by $6.9 million primarily in association with our completion of purchase accounting adjustments for our 2007 acquisition of IntegriCare, Inc., where we allocated an additional $4.1 million in value to our investment in unconsolidated joint ventures and $2.9 million was allocated to other intangible assets. Additionally, we reacquired $4.0 million in certain franchise rights and $1.0 million in non-compete agreements in association with licensing agreements we assumed as part of our TLC acquisition. The weighted-average amortization period for the assets is 5 years.

During 2006, we allocated $2.0 million to acquired name of business in association with our finalization of the Housecall Medical Resources, Inc. acquisition.

See “Note 2, Acquisitions” for further details on additions to goodwill and other intangible assets, net.

The estimated aggregate amortization expense for each of the five succeeding years is as follows (amounts in thousands):

2009	$2,064
2010	1,460
2011	1,130
2012	1,029
2013	723

$6,406

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

4. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts is presented below (amounts in thousands):

	As of December 31,
	2008	2007
Other current assets:
Payroll tax escrow	$4,079	$3,113
Medicare withholds	1,771	—
Other	1,869	2,878

	$7,719	$5,991

Other current assets at December 31, 2008 included $1.8 million in Medicare withholds related to the filing of cost reports for recent acquisitions.

	As of December 31,
	2008	2007
Other assets:
Workers’ compensation deposits	$2,515	$2,550
Health insurance deposits	940	801
Other miscellaneous deposits	2,270	967
Deferred financing fees	6,942	448
Investment in unconsolidated joint ventures	4,642	423
Other	3,008	2,261

	$20,317	$7,450

Other assets included an increase in our deferred financing fees and investment in unconsolidated joint ventures. Our deferred financing fees in 2008 included $8.1 million recorded in deferred debt issuance costs that were incurred in connection with our debt associated with our TLC acquisition (see “Note 5, Long-Term Obligations” for more details on this debt), and our investment in unconsolidated joint ventures included our finalization of the purchase accounting for our 2007 IntegriCare, Inc. acquisition. As a result of this finalization, we allocated an additional $4.1 million to our investment in unconsolidated joint ventures and recorded an offsetting decrease in the recorded goodwill (see “Note 3, Goodwill and Other Intangible Assets, Net” for additional details on the purchase accounting adjustment to goodwill).

	As of December 31,
	2008	2007
Accrued expenses:
Payroll and payroll taxes	$90,299	$43,322
Self insurance	17,132	11,418
Legal and other settlements	1,314	876
Income taxes payable	824	2,392
Charity care	6,324	1,032
Other	18,156	7,627

	$134,049	$66,667

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

As of December 31, 2008, our accrued expenses included increases of $47.0 million in payroll and payroll taxes and $5.7 million in self insurance as we increased our headcount by 65% as a result of our start-up and acquisition activities. Additionally, accrued expenses included a $5.3 million increase in charity care. This amount includes a reserve for amounts owed to the State of Georgia for the difference between charity care commitments and the actual amount of charity care provided. The increase was primarily due to the addition of TLC’s agencies and our growth in revenue.

5. LONG-TERM OBLIGATIONS

Long-term debt, including capital lease obligations, consisted of the following for the periods indicated (amounts in thousands):

	As of December 31,
	2008	2007
Senior Notes:
$35.0 million Series A Notes; semi-annual interest only payments; interest rate at 6.07% per annum; due March 25, 2013	$35,000	$—
$30.0 million Series B Notes; semi-annual interest only payments; interest rate at 6.28% per annum; due March 25, 2014	30,000	—
$35.0 million Series C Notes; semi-annual interest only payments; interest rate at 6.49% per annum; due March 25, 2015	35,000	—
$150.0 million Term Loan; $7.5 million principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (3.08% at December 31, 2008); due March 26, 2013	127,500	—
$250.0 million Revolving Credit Facility; interest only quarterly payments; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (1.72% at December 31, 2008); due March 26, 2013	80,500	—
Promissory notes	20,337	23,645
Capital leases	237	395

	328,574	24,040
Current portion of long-term obligations	(42,632)	(11,049)

Total	$285,942	$12,991

Maturities of debt as of December 31, 2008 are as follows (amounts in thousands):

	Long-term obligations	Capital leases	Total
2009	$42,528	$120	$42,648
2010	37,809	95	37,904
2011	30,000	47	30,047
2012	30,000	—	30,000
2013	123,000	—	123,000
Future years	65,000	—	65,000

Total	328,337	262	328,599
Less amounts representing interest	—	(25)	(25)

Long-term obligations and present value of future lease payments	$328,337	$237	$328,574

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

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

The proceeds of the Term Loan, our initial draw of $145.0 million under the Revolving Credit Facility, and the proceeds from the issuance of the Senior Notes were utilized by us (a) to fund the purchase price of the TLC acquisition; (b) to pay transaction and other expenses associated with the TLC acquisition and the closings contemplated by the Credit Agreement and the Note Purchase Agreement; and (c) for other general corporate purposes. In addition, in connection with incurring this new debt, we recorded $8.1 million in deferred debt issuance costs as other assets in our consolidated balance sheet, which are being amortized over the term of the debt.

The Term Loan is repayable in 20 equal quarterly installments of $7.5 million each plus accrued interest beginning on June 30, 2008, with any remaining balance due at maturity on March 26, 2013. Upon occurrence of certain events, including our issuance of capital stock if our leverage ratio at the time of issuance is equal to or in excess of 2.50 and certain asset sales by us where the cash proceeds are not reinvested within a specified time period, mandatory prepayments are required in the amounts specified in the Credit Agreement and Note Purchase Agreement. Mandatory prepayments are paid ratably to the lenders under the Credit Agreement and the holders of Senior Notes, based upon the respective indebtedness outstanding. Amounts paid to the lenders under the Credit Agreement are applied first to the Term Loan, with any excess, applied to amounts outstanding under the Revolving Credit Facility, without reduction in the commitments to make revolving loans under the Revolving Credit Facility.

Borrowings under the Term Loan and Revolving Credit Facility, which are not within the swingline facility or letters of credit, are subject to classification as either ABR loans or Eurodollar rate (i.e. LIBOR) loans, as selected by us. Outstanding principal balances of ABR loans are subject to an interest rate based on the ABR Rate, which is set as the greater of the Prime Rate or the Federal Funds Rate plus 0.50% per annum plus an applicable margin, and outstanding principal balances of Eurodollar rate loans are subject to an interest rate as determined by reference to the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus an applicable margin. The applicable margin since the inception of the facility through June 30, 2008 was set at 1.75% per the terms of the Credit Agreement and all subsequent quarters are determined based upon our total leverage ratio, as presented in the table below, for both the Term Loan and the Revolving Credit Facility. Overdue amounts bear

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

interest at 2% per annum above the applicable rate. We are also subject to a commitment fee under the terms of the Revolving Credit Facility, payable quarterly in arrears, as presented in the table below.

Total Leverage Ratio	Margin for ABR Loans	Margin for Eurodollar Loans	Commitment Fee
≥ 3.00	1.00%	2.00%	0.40%
< 3.00 and ≥ 2.50	0.75%	1.75%	0.35%
< 2.50 and ≥ 2.00	0.50%	1.50%	0.30%
< 2.00 and ≥ 1.50	0.25%	1.25%	0.25%
< 1.50 and ≥ 1.00	0.00%	1.00%	0.20%
< 1.00	0.00%	0.75%	0.15%

Our weighted-average interest rate for the Term Loan and the Revolving Credit Facility was 4.3% for 2008.

The Credit Agreement and the Note Purchase Agreement require us to meet two financial covenants which are calculated on a rolling four quarter basis. One is a total leverage ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and the second is a fixed charge coverage ratio of adjusted EBITDA plus rent expense to certain fixed charges (i.e. interest expense, required principal payments, capital expenditures, etc). The Credit Agreement also contains customary covenants, including, but not limited to, restrictions on (a) incurrence of liens; (b) incurrence of additional debt; (c) sales of assets or other fundamental corporate changes; (d) investments; (e) declarations of dividends; and (f) capital expenditures. These covenants contain customary exclusions and baskets. As of December 31, 2008, our total leverage ratio (used to compute the margin and commitment fees, described above) was 1.58 and our fixed charge coverage ratio was 2.35 and we were in compliance with the covenants in the Credit Agreement and the Note Purchase Agreement.

The following table presents our availability under our $250.0 million Revolving Credit Facility as of December 31, 2008 (amounts in millions):

Total Revolving Credit Facility	$250,000
Less: outstanding revolving credit loans	(80,500)
Less: outstanding swingline loans	—
Less: outstanding letters of credit	(9,142)

Remaining availability under the Revolving Credit Facility	$160,358

Promissory Notes

Our promissory notes outstanding of $20.3 million as of December 31, 2008 were generally issued for three-year periods, range in amounts between $0.2 million and $9.9 million and bear interest in a range of 2.66% to 10.25%. These promissory notes include notes issued in conjunction with our acquisitions for a portion of the purchase price as well as promissory notes issued for software licenses, unrelated to acquisitions.

6. INCOME TAXES

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

The total provision for income taxes consist of the following (amounts in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Current income tax expense:
Federal	$18,085	$31,641	$5,659
State and local	7,193	4,128	1,484

	25,278	35,769	7,143

Deferred income tax expense:
Federal	28,300	1,098	15,216
State and local	1,136	1,431	1,283

	29,436	2,529	16,499

Income tax expense	$54,714	$38,298	$23,642

Net deferred tax liabilities consist of the following components (amounts in thousands):

	As of December 31,
	2008	2007
Current portion of deferred tax assets (liabilities):
NOL carry forward	$3,917	$—
Allowance for doubtful accounts	10,150	5,022
Accrued expenses	1,774	4,684
Self insurance reserve	2,006	—
Workers’ compensation	4,963	—
Deferred revenue	(27,172)	(16,158)
Other	(301)	(319)

Current portion of deferred tax assets (liabilities)	(4,663)	(6,771)
Noncurrent portion of deferred tax assets (liabilities):
Amortization of intangible assets	(7,924)	(14,205)
Property and equipment	(15,418)	(11,056)
Share-based compensation	3,065	1,380
Workers’ compensation	—	3,775
Other	815	—
Capital loss carry forward	9,091	9,091
NOL carry forward, expiring beginning in 2010	13,649	5,731
Less: valuation allowance	(14,826)	(13,211)

Noncurrent portion of deferred tax assets (liabilities)	(11,548)	(18,495)

Net deferred tax liabilities	$(16,211)	$(25,266)

As of December 31, 2008, we had a Federal net operating loss carry forward of $22.3 million, which we acquired as part of the TLC acquisition and begins to expire in 2025. We have a capital loss carry forward of $23.3 million that expires in 2010. Both our Federal net operating loss carry forward and capital loss carry forward are available to offset future taxable income. In addition, we had state net operating loss carry forwards of approximately $244.0 million, of which $101.5 million were acquired as part of the TLC acquisition, which begin to expire in 2010.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Our recorded valuation allowance above was established against the deferred tax assets to the extent we had determined realization of these deferred tax assets is not likely. In addition, our deferred tax assets related to the Housecall, HMA and TLC acquisitions were established through purchase accounting. Any future changes in these determinations could result in either a decrease or increase in our provision for income taxes to the extent the change in valuation allowance is attributable to a change in the realizability of our deferred tax assets existing and acquired under purchase accounting.

We establish our valuation allowance on deferred tax assets when it is more likely than not that some portion or all of our deferred tax asset will not be realized. Our valuation allowance increased $1.6 million from 2007 primarily due to a change in our estimated future realization of state net operating loss deferred tax asset. In addition, there was a decrease in our valuation allowance recorded through goodwill related to a change in the realizability of our net operating losses initially recorded in purchase accounting.

Our provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate to net income before taxes. The sources of the tax effects of the differences are as follows:

	For the Years Ended December 31,
	2008	2007	2006
Income taxes computed on federal statutory rate	35.0%	35.0%	35.0%
State income taxes and other, net of federal benefit	3.8	3.7	4.1
Valuation allowance	0.1	0.4	0.5
Tax credit	(1.1)	(1.2)	(2.0)
Nondeductible expenses and other, net	0.9	0.5	0.6
Non-taxable discharge of indebtedness	—	(1.4)	—

Total	38.7%	37.0%	38.2%

During 2008, 2007 and 2006, our estimated effective tax rate benefited from Hurricane Katrina Tax credits that had been initially set to expire in August 2007, which were extended to August 2009 by the Emergency Economic Stimulus Act of 2008. The extension of the credits created a 2008 Federal income tax benefit of $1.1 million, which was reflected as a reduction to income tax expense. The primary reason that the rate has not been consistent over the three year period is due to a non-taxable discharge of indebtedness related to the conclusion of the Alliance bankruptcy proceeding in 2007 (see “Note 9, Commitments and Contingencies” for further details regarding Alliance).

Uncertain Tax Position

We account for uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”). A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

	For the Years Ended December 31,
	2008	2007
Balance at beginning of period	$1,101	$1,093
Plus: additions based on tax positions related to the current year	—	—
Plus: additions for tax positions of prior years	—	8
Less: reductions made for tax positions of prior years	—	—
Settlements	—	—

Balance at end of period	$1,101	$1,101

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Included in the balance of unrecognized benefits as December 31, 2008, are $0.5 million of tax benefits that, if recognized in future periods, would impact our effective tax rate.

To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as either a component of tax penalties or interest expense in accrued expenses in our consolidated balance sheets. This is an accounting policy election we made that is a continuation of our historical policy and we intend to continue to consistently apply this policy in the future. As of December 31, 2008, we accrued $0.2 million and less than $0.1 million of gross interest and penalties, respectively of which $0.1 million was recorded as a reduction of our retained earnings in 2007.

In addition, we are subject to both income taxes in the United States and in many of the 50 individual states, with significant operations in Louisiana, Georgia, and Tennessee. We are open to examination in United States and in various individual states for tax years ended December 2004 through December 2007. We are also open to examination for the years ended 2000-2003 resulting from net operating losses generated and available for carry forward from those years.

We do not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.

7. CAPITAL STOCK AND SHARE-BASED COMPENSATION

We are authorized by our Certificate of Incorporation to issue 60,000,000 shares of common stock, $0.001 par value and 5,000,000 shares of preferred stock, $0.001 par value, of which 27,083,231 shares of common stock and no shares of preferred stock were issued and outstanding at December 31, 2008. Our Board of Directors is authorized to fix the dividend rights and terms, conversion and voting rights, redemption rights and other privileges and restrictions applicable to our preferred stock.

On August 20, 2007, we filed a $250.0 million shelf registration statement with the availability for the issuance of any combination of preferred and common stock, which became effective on August 31, 2007. As of December 31, 2008 all $250.0 million was available.

Share-Based Awards

In 2008, both our 1998 Stock Option Plan and Directors’ Stock Option Plan expired and were replaced with the 2008 Omnibus Incentive Compensation Plan (the “Plan”), which was approved by our stockholders on June 5, 2008. The Plan authorizes the grant of various types of equity-based awards, such as stock awards, restricted stock units, stock appreciation rights and stock options, to eligible participants, which include all of our employees and all employees of our 50% or more owned subsidiaries, our non-employee directors and certain consultants. The vesting terms of the awards may be tied to continued employment (or, for our non-employee directors, continued service on the Board of Directors) and/or the achievement of certain pre-determined performance goals. We refer to stock awards subject to service-based vesting conditions as “non-vested stock” and restricted stock units subject to service-based and/or performance-based vesting conditions as “non-vested stock units.” Cash bonuses may also be granted under the Plan to certain eligible senior employees. The Plan is administered by the Compensation Committee of our Board of Directors, which determines, within the provisions of the Plan, those eligible employees to whom, and the times at which, awards shall be granted. The Compensation Committee, in its discretion, may delegate its authority and duties under the Plan to specified officers; however, only the Compensation Committee may approve the terms of awards to our executive officers.

Equity-based awards may be granted for a number of shares not to exceed, in the aggregate, approximately 1.9 million shares of common stock and we had 1,740,310 shares available at December 31, 2008. The price per share for stock options shall be of no less than the greater of (a) 100% of the fair value of a share of common stock on the date the option is granted or (b) the aggregate par value of the shares of our common stock on the date the option is granted. If a stock option is granted to any owner of 10% or more of our total combined voting power of us and our subsidiaries, the price is to be at least 110% of the fair value of a share of our common stock on the date the award is granted. Each equity-based award vests ratably over a 12 month-to-five year period, with

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

the exception of those issued under contractual arrangements that specify otherwise, that may be exercised during a period as determined by our Compensation Committee or as otherwise approved by our Compensation Committee. The contractual terms of stock options exercised shall not exceed ten years from the date such option is granted.

Warrants

During 2008, we received approximately $0.5 million in cash proceeds related to the exercise of outstanding warrants to purchase 50,667 shares of our common stock with an exercise price of $10.80 per share. The warrants had been issued in connection with a November 2003 private placement by us of our common stock.

Employee Stock Purchase Plan (“ESPP”)

We have a plan whereby our eligible employees may purchase our common stock at 85% of the market price at the time of purchase. On June 7, 2007, our stockholders ratified an amendment adopted by our Board of Directors to increase the total number of shares of our common stock authorized for issuance under our ESPP from 1,333,333 shares to 2,500,000 shares, and as of December 31, 2008, there were 1,037,189 shares available for future issuance. The following is a detail of the purchases that were made or pending Board of Director approval under the plan:

Employee Stock Purchase Plan Period	Shares Issued	Price
2006 and Prior	1,269,189	$5.98
January 1, 2007 to March 31, 2007	24,070	27.57
April 1, 2007 to June 30, 2007	20,770	30.88
July 1, 2007 to September 30, 2007	18,193	32.66
October 1, 2007 to December 31, 2007	18,762	41.24
January 1, 2008 to March 31, 2008	27,106	33.44
April 1, 2008 to June 30, 2008	22,794	42.86
July 1, 2008 to September 30, 2008	27,374	41.37
October 1, 2008 to December 31, 2008	34,553	35.14

	1,462,811

The following table summarizes our ESPP expense that was included in general and administrative expenses in our accompanying consolidated income statements for the periods indicated below (amounts in thousands):

	For the Years Ended December 31,
	2008	2007	2006
ESPP expense	$751	$472	$499

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of our stock-based awards; however, there have been no stock options granted during 2008, 2007 or 2006. The following table summarizes our compensation expense that was included in general and administrative expenses in our accompanying consolidated income statements for the periods indicated below (amounts in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Stock option compensation expense	$185	$711	$1,248

The following table summarizes our stock option activity for 2008:

	Number of Shares	Weighted average exercise price	Weighted average contractual life (years)
Outstanding options at January 1, 2008	848,694	16.32	6.09
Granted	—	—
Exercised	(172,570)	13.34
Canceled, forfeited or expired	(17,778)	29.22

Outstanding options at December 31, 2008	658,346	$16.73	5.07

Exercisable options at December 31, 2008	658,346	$16.73	5.07

The aggregate intrinsic value of our outstanding options and exercisable options at December 31, 2008 was $16.2 million. Total intrinsic value of options exercised was $7.1 million, $5.6 million and $3.4 million for 2008, 2007 and 2006, respectively.

The following table summarizes our non-vested stock option award activity for 2008:

	Number of Shares	Weighted average grant date fair value
Non-vested stock options at January 1, 2008	51,563	25.64
Granted	—	—
Vested	(44,897)	25.17
Forfeited	(6,666)	28.80

Non-vested stock options at December 31, 2008	—	$—

Non-vested Stock

We issue shares of non-vested stock with vesting terms ranging from one to five years. The compensation expense is determined based on the market price of our common stock at the date of grant applied to the total number of shares that are anticipated to fully vest. The following table summarizes our compensation expense

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

that was included in general and administrative expenses in our accompanying consolidated income statements (amounts in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Compensation expense	$2,390	$1,087	$813

The following table presents our non-vested stock award activity for 2008:

	Number of Shares	Weighted average grant date fair value
Non-vested stock at January 1, 2008	132,709	31.59
Granted	137,728	51.75
Vested	(33,236)	30.87
Forfeited	(7,508)	32.30

Non-vested stock at December 31, 2008	229,693	$43.76

At December 31, 2008, there was $7.3 million of unrecognized compensation cost related to non-vested stock award payments that we expect to be recognized over a weighted-average period of 2.9 years.

Non-vested Stock Units — Service-based and Performance-based Awards

From time to time, we issue non-vested stock unit awards that are service-based, performance-based or a combination of both with vesting terms ranging from three to four years. Based on the terms and conditions of these awards, we determine if the awards should be recorded as either equity or liability instruments. The compensation expense is determined based on the market price of our common stock at the date of grant applied to the total number of units that are anticipated to vest, unless the award specifies differently. We account for such awards similar to our non-vested stock awards; however no shares of stock are issued to the recipient until the stock unit awards have vested and after the pre-determined delivery date has occurred.

The following table summarizes the compensation expense that was included in general and administrative expenses in our accompanying consolidated income statements (amounts in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Compensation expense	$3,046	$918	$—

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

The following table presents our non-vested stock units activity during 2008:

	Number of Shares	Weighted average grant date fair value
Non-vested stock units at January 1, 2008	42,958	34.92
Granted	59,877	49.46
Vested	(22,086)	39.78
Forfeited	—	—

Non-vested stock units at December 31, 2008	80,749	$44.37

During the second quarter of 2008, we awarded performance-based awards to certain employees. If we achieve the targeted level established by the award, then the recipients receive 47,537 non-vested stock units and if we exceed the target objective to the point of achieving the projected maximum payout, the recipients receive 59,421 non-vested stock units. As of December 31, 2008, the performance-based objectives had been satisfied for the recipients to receive the projected maximum payout; however, the award stipulated that the grant date for such awards was the date of the 2008 earnings release. These performance-based awards vest equally over three-years beginning April 1, 2009. Once these non-vested stock units vest, the recipient will receive shares of our common stock on a pre-determined delivery date. These awards have not been included in the table above.

During the first quarter of 2008, the 2007 performance-based awards were issued at the projected maximum payout of $1.3 million and the number of non-vested stock units was determined on the date of the 2007 earnings release or February 27, 2008. These awards began to vest on December 31, 2008 and vest over three years. These awards have been included in the table above.

At December 31, 2008, there was $1.8 million of unrecognized compensation cost related to our non-vested stock unit payments that we expect to be recognized over a weighted-average period of 2.1 years.

8. DEFERRED COMPENSATION PLAN

We have a Deferred Compensation Plan for additional tax-deferred savings to a select group of management or highly compensated employees. The Deferred Compensation Plan permits participants to defer up to 75% of compensation that would otherwise be payable to them for the calendar year and up to 100% of their annual bonus. In addition, we will credit to the participants’ accounts such amounts as would have been contributed to our 401(k)/Profit Sharing Plan, but for the limitations that are imposed under the Internal Revenue Code based upon the participants’ status as highly compensated employees. We may also make additional discretionary allocations as determined by the Compensation Committee. Amounts credited under the Deferred Compensation Plan are funded into a rabbi trust, which is managed by a trustee. The trustee has the discretion to manage the assets of the Deferred Compensation Plan as deemed fit, thus the assets are not necessarily reflective of the same investment choices made by the participants.

We maintain accounts to reflect the amounts owed to each participant. Daily, the accounts are credited with earnings or losses calculated on the basis of the investment choices made by each participant. Differences between the value of the assets of the Deferred Compensation Plan and the liability recorded for amounts due to participants is recorded as compensation expense for the period for realized gains/losses and is recorded as accumulated other comprehensive income for unrealized gains/losses. The total liability recorded in our consolidated financial statements at December 31, 2008 and 2007 related to the Deferred Compensation Plan was

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

$2.2 million and the unrealized gains/losses on plan assets recorded in accumulated other comprehensive (loss) income was $(0.5) million and less than $0.1 million at December 31, 2008 and 2007.

9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages. We do not believe that these actions, when finally concluded and determined, will have a material impact on our consolidated financial condition, results of operations and cash flows.

Home Health Corporation of America (“HHCA”) Corporate Integrity Agreement

We acquired certain assets and assumed certain liabilities of HHCA on October 1, 2008, which was subject to a five-year CIA with the Office of Inspector General for the United States Department of Health and Human Services (“OIG”) as of the date of the transaction. HHCA entered into the CIA in 2005 as a result of the settlement of claims arising out of an alleged kickback scheme dating from February 1997 through May 1998. Although the ownership of the HHCA agencies has changed, the provisions of the CIA remain binding on us as HHCA’s successor and remain in effect until May 17, 2010, or until such time thereafter as the OIG reviews the final annual report submitted. Based on our review of the CIA and discussions with both outside counsel and representatives of the OIG, we believe that these contractual obligations and the associated risks are applicable solely to the six home health agencies acquired from HHCA in Pennsylvania, Maryland and Delaware. The CIA requires that we maintain HHCA’s existing compliance program and provides for additional training requirements for certain staff involved in business development functions, the implementation of certain tracking and reporting processes related to financial relationships with referral sources, an annual, independent review of financial relationships with referral sources, and regular reporting to the OIG. The agreement also provides for stipulated penalties in the event of non-compliance by us, including the possibility of exclusion from the Medicare program. We believe that these obligations will not materially impact our consolidated financial condition, results of operations and cash flows over the period of the agreement and we believe that we are currently in compliance with the agreement.

Alliance Home Health, Inc.

Alliance Home Health, Inc. (“Alliance”), one of our wholly owned subsidiaries (which was acquired in 1998 and ceased operations in 1999), filed for Chapter 7 Federal bankruptcy protection with the United States Bankruptcy Court in the Northern District of Oklahoma in September 2000. A trustee was appointed for Alliance in 2001.

On September 28, 2007, a Federal judge from the United States Bankruptcy Court in the Northern District of Oklahoma (“bankruptcy court”) overseeing the Chapter 7 Federal bankruptcy proceedings for Alliance finalized its order on the distribution of funds to creditors. As a result of the ruling by the bankruptcy court, the liabilities of $4.2 million attributable to Alliance would not be paid because Alliance had insufficient assets to discharge the liabilities. These liabilities, however, were recorded on our consolidated financial statements because of Alliance’s being a wholly-owned consolidated subsidiary. Neither we nor any of our affiliates (other than Alliance), however, had any direct obligation for these liabilities and we do not believe there is any basis for asserting that there is an indirect obligation on our part or any of our affiliates for these liabilities. Accordingly, upon completion of the Alliance bankruptcy, we reversed the accrual for these liabilities that appeared in our consolidated financial statements and recognized a gain of $4.2 million as other income in our accompanying consolidated income statement for the year ended December 31, 2007. The discharge of the liabilities was a non-taxable event.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Operating Leases

We have leased office space at various locations under non-cancelable agreements that expire between 2009 and 2016, and require various minimum annual rentals. Our typical operating leases are for lease terms of three to seven years and may include, in addition to base rental amounts, certain landlord pass-through costs for our pro-rata share of the lessor’s real estate taxes, utilities and common area maintenance costs. Some of our operating leases contain escalation clauses, in which annual minimum base rentals increase over the term of the lease.

Total minimum rental commitments at December 31, 2008 are as follows (amounts in thousands):

Year ended December 31,
2009	$24,498
2010	17,820
2011	10,978
2012	6,138
2013	2,161
Future years	78

Total	$61,673

Rent expense for non-cancelable operating leases was $28.3 million, $18.2 million and $14.7 million for 2008, 2007 and 2006, respectively.

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

	As of December 31,
Type of Insurance	2008	2007
Health insurance	$5,254	$3,064
Workers’ compensation	12,521	9,688
Professional liability	2,042	1,499

	19,817	14,251
Less: long-term portion	(2,685)	(2,833)

	$17,132	$11,418

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

As of December 31, 2008, both our health insurance and workers’ compensation insurance had retention limits of $250,000 and our professional liability insurance had retention limit of $100,000.

Employment Contracts

We have commitments related to employment contracts with a number of our senior executives. These contracts generally commit us to pay bonuses upon the attainment of certain operating goals and severance benefits under certain circumstances.

Other

We are subject to various other types of claims and disputes arising in the ordinary course of our business. While the resolution of such issues is not presently determinable, we believe that the ultimate resolution of such matters will not have a significant effect on our consolidated financial condition, results of operations and cash flows.

10. 401(k) BENEFIT PLAN

We maintain a plan qualified under Section 401(k) of the Internal Revenue Code for all employees who have reached 21 years of age, effective the first month after hire date. Under the plan, eligible employees may elect to defer a portion of their compensation, subject to Internal Revenue Service limits.

During 2008, 2007 and 2006, our match of contributions made to each eligible employee contribution was $0.75 for every $1.00 of contribution made up to the first 6% of their salary. The match is discretionary and thus is subject to change at the discretion of management. These contributions are made in the form of our common stock, valued based upon the fair value of the stock as of the end of each calendar quarter end. We expensed approximately $14.1 million, $8.9 million and $6.0 million for 2008, 2007 and 2006, respectively.

11. AMOUNTS DUE TO MEDICARE

As of December 31, 2008 and 2007, we owed Medicare the following amounts for outstanding cost reports and Medicare PPS related claims inclusive of $1.8 million assumed in the TLC acquisition during 2008 (amounts in thousands):

	As of December 31,
	2008	2007
Cost reports	$2,078	$1,978
Medicare PPS related claims	2,553	833

	$4,631	$2,811

The estimated amounts due to Medicare for cost reports relates to both settled and open cost reports that are still subject to the completion of audits and the issuance of final assessments. The Medicare PPS related claims are estimated amounts due to Medicare for a notification received from CMS that it intended to make certain recoveries of amounts overpaid to providers for the periods dating from the inception of PPS on October 1, 2000 through particular dates in 2003 and 2004. We believe that the estimated amounts above reflect the amounts that we will ultimately owe Medicare, but we cannot assure you that different amounts will not be ultimately claimed by Medicare. Additionally, we have recorded these amounts as current liabilities on the accompanying consolidated balance sheets as these amounts could become due, if mandated by Medicare, at any time.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

12. VALUATION AND QUALIFYING ACCOUNTS

The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in thousands):

Year end	Balance at beginning of Year	Provision for doubtful accounts	Write offs	Acquired through acquisitions	Balance at end of Year

2008	$12,968	$23,998	$(13,094)	$3,180	$27,052
2007	9,870	11,975	(8,970)	93	12,968
2006	12,387	11,390	(13,989)	82	9,870

13. UNAUDITED SUMMARIZED QUARTERLY FINANCIAL INFORMATION

The following is a summary of our unaudited quarterly results of operations. See accompanying accountants’ review report on unaudited information included in this filing (amounts in thousands, except per share data):

	Revenue	Net income	Net income per share (1)
			Basic	Diluted
2008:
1st Quarter	$213,087	$16,464	$0.63	$0.62
2nd Quarter (2)	312,671	20,384	0.77	0.76
3rd Quarter (2)	321,561	23,493	0.88	0.87
4th Quarter (2)	340,096	26,341	0.99	0.97

	$1,187,415	$86,682	3.28	3.22

2007:
1st Quarter	$153,581	$13,265	$0.52	$0.51
2nd Quarter	169,457	14,917	0.58	0.57
3rd Quarter (3)	180,910	20,216	0.78	0.77
4th Quarter	193,986	16,715	0.64	0.63

	$697,934	$65,113	2.52	2.48

(1)	Because of the method used in calculating per share data, the quarterly per share data may not necessarily total to the per share data as computed for the entire year.
(2)

During the second, third and fourth quarters of 2008, certain TLC integration costs were incurred primarily for the payment of severance for TLC employees and for the conversion of the acquired TLC agencies to our operating systems including our Point of Care network. Net of income taxes, these costs amounted to $1.6 million, $0.7 million and $0.1 million for the three-month periods ended June 30, 2008, September 30, 2008 and December 31, 2008, respectively.

(3)

Our results for the three-month period ended September 30, 2007 include the extinguishment of $4.2 million liabilities associated with Alliance, which was a non-taxable event. See “Note 9, Commitments and Contingencies” to the consolidated financial statements for further details.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

14. LIQUIDITY

As part of our cash management process, we pay down our outstanding debt with any available cash generated from operations and rely on availability of funds under our Revolving Credit Agreement for our liquidity and acquisition needs. As of December 31, 2008, we have made our minimum required payments of $22.5 million on our Term Loan and have reduced our Revolving Credit Facility by $64.5 million. As of the date of this filing, we do not believe our availability of funds under our Revolving Credit Facility is at risk; however, if our availability under our Revolving Credit Facility were to decrease, in light of the credit market conditions, we may need to consider adjusting our strategy to meet our operating forecasts, debt service requirements and acquisition and start-up activity needs. Such changes could include, but would not be limited to, meeting our minimum debt service requirements and meeting our forecasted operating needs with operating cash flows, while retaining any surplus in operating cash flows, as deemed necessary. As we experience over a 99% collection rate on our Medicare claims, which represents 87% of our net service revenue, we believe that we could adjust our cash management strategy, as deemed necessary.

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-K. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
2.1	Purchase and Sale Agreement dated February 18, 2008, by and among Amedisys, Inc., Amedisys TLC Acquisition, L.L.C., TLC Health Services, Inc., TLC Holdings I, Corp. (“Holdco”) and the securityholders of TLC and Holdco	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	2.1

2.2	First Amendment to Purchase and Sale Agreement dated March 25, 2008, by and among Amedisys, Inc., Amedisys TLC Acquisition, L.L.C., TLC Health Services, Inc., Holdco and Arcapita Inc., as Sellers’ Representative on behalf of the securityholders of TLC and Holdco	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	2.2

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through October 25, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

4.2.1	Shareholder Rights Agreement	The Company’s Current Report on Form 8-K filed June 16, 2000, and the Company’s Registration Statement on Form 8-A12G filed June 16, 2000	0-24260	4

4.2.2	Amendment No. 1 to Shareholder Rights Agreement, dated as of July 26, 2006	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006	0-24260	4.1

4.3	Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C. and the Purchasers identified on Schedule A thereto, relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 6.07% Series A Senior Notes due March 25, 2013 (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
4.4	Form of Series A Note due March 25, 2013 (attached as Exhibit 1 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.3 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.2

4.5	Form of Series B Note due March 25, 2014 (attached as Exhibit 2 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.3 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.3

4.6	Form of Series C Note due March 25, 2015 (attached as Exhibit 3 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.3 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.4

†10.1	Form of Director Indemnification Agreement Dated February 12, 2009

†10.2*	Amended and Restated Amedisys, Inc. Employee Stock Purchase Plan effective as of January 1, 2009

10.3*	Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Registration Statement on Form S-8 filed July 16, 2008	333-152359	4.6

10.4*	Form of Nonvested Stock Award Agreement under Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	0-24260	10.3

10.5*	Form of Restricted Stock Unit Award Agreement under Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	0-24260	10.4

10.6*	Composite Amedisys, Inc. 1998 Stock Option Plan (inclusive of Plan amendments dated June 10, 2004, June 8, 2006 and June 22, 2006 and the full text of the Amedisys, Inc. 1998 Stock Option Plan)	The Company’s Registration Statement on Form S-8 filed June 22, 2007	333-143967	4.2

10.7*	Form of Restricted Stock Unit Agreement under the 1998 Stock Option Plan	The Company’s Current Report on Form 8-K/A filed April 24, 2007	0-24260	4.1

10.8*	Composite Director’s Stock Option Plan (inclusive of Plan amendments dated June 10, 2004, and the full text of the Directors Stock Option Plan)	The Company’s Annual Report on Form 10-K for the year ended December 31, 2005	0-24260	10.4

10.9*	Employment Agreement dated December 19, 2007 by and between William F. Borne and the Company	The Company’s Current Report on Form 8-K filed December 26, 2007	0-24260	10.1

10.10*	Employment Agreement dated December 19, 2007 by and between Larry R. Graham and the Company	The Company’s Current Report on Form 8-K filed December 26, 2007	0-24260	10.2

10.11*	Employment Agreement dated December 19, 2007 by and between Dale E. Redman and the Company	The Company’s Current Report on Form 8-K filed December 26, 2007	0-24260	10.3

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
10.12*	Employment Agreement dated December 19, 2007 by and between Alice Ann Schwartz and the Company	The Company’s Current Report on Form 8-K filed December 26, 2007	0-24260	10.4

10.13*	Employment Agreement dated December 19, 2007 by and between Jeffrey D. Jeter and the Company	The Company’s Current Report on Form 8-K filed December 26, 2007	0-24260	10.5

10.14	Credit Agreement dated March 26, 2008 among Amedisys, Inc., and Amedisys Holding, L.L.C., as Borrowers, the Lenders party thereto from time to time, JPMorgan Securities Inc. and UBS Securities LLC, as Co-Lead Arrangers and Joint Book Runners, Fifth Third Bank and Bank of America, N.A., as Co-Documentation Agents, and Oppenheimer & Co, Inc. and UBS Securities LLC, as Co-Syndication Agents	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	10.1

†21.1	Subsidiaries of the Registrant

†23.1	Consent of KPMG LLP

†31.1	Certification of William F. Borne, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	Certification of William F. Borne, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002