Form 10-Q
period 2009-03-31
AMEDISYS INC
filed 2009-04-28
CIK 896262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 27,349,085 shares outstanding as of April 23, 2009.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Quarterly Report on Form 10-Q, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to the following: changes in Medicare and other medical payment levels, our ability to open agencies, acquire additional agencies and integrate and operate these agencies effectively, changes in or our failure to comply with existing Federal and State laws or regulations or the inability to comply with new government regulations on a timely basis, competition in the home health industry, changes in the case mix of patients and payment methodologies, changes in estimates and judgments associated with critical accounting policies, our ability to maintain or establish new patient referral sources, our ability to attract and retain qualified personnel, changes in payments and covered services due to the economic downturn and deficit spending by Federal and state governments, future cost containment initiatives undertaken by third-party payors, our access to financing due to the volatility and disruption of the capital and credit markets, our ability to meet debt service requirements and comply with covenants in debt agreements, business disruptions due to natural disasters or acts of terrorism, our ability to integrate, manage our information systems and various other matters, many of which are beyond our control.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as required by law.  For a discussion of some of the factors discussed above as well as additional factors, see our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on February 17, 2009, particularly Part I, Item 1A. – “Risk Factors” therein, which are incorporated herein by reference.  Additional risk factors may also be described in reports that we file from time to time with the SEC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
(Unaudited)
	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$25,648	$2,847
Patient accounts receivable, net of allowance for doubtful accounts of $28,732 and $27,052	154,368	175,698
Prepaid expenses	10,128	8,086
Other current assets	8,727	7,719
Total current assets	198,871	194,350
Property and equipment, net of accumulated depreciation of $43,828 and $39,208	80,740	79,258
Goodwill	736,253	733,881
Intangible assets, net of accumulated amortization of $8,526 and $7,944	50,791	42,388
Other assets, net	19,746	20,317
Total assets	$1,086,401	$1,070,194

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$18,528	$18,652
Accrued expenses	128,253	134,049
Obligations due Medicare	4,631	4,631
Current portion of long-term obligations	42,451	42,632
Current portion of deferred income taxes	3,453	4,663
Total current liabilities	197,316	204,627
Long-term obligations, less current portion	268,407	285,942
Deferred income taxes	16,785	11,548
Other long-term obligations	5,791	5,959
Total liabilities	488,299	508,076
Commitments and Contingencies - Note 5
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 60,000,000 shares authorized; 27,403,699 and 27,191,946 shares issued; and 27,294,341 and 27,083,231 shares outstanding	27	27
Additional paid-in capital	335,111	326,120
Treasury stock at cost, 109,358 and 108,715 shares of common stock	(649)	(617)
Accumulated other comprehensive loss	(469)	(447)
Retained earnings	263,274	236,252
Total Amedisys, Inc. stockholders' equity	597,294	561,335
Noncontrolling interests	808	783
Total equity	598,102	562,118
Total liabilities and equity	$1,086,401	$1,070,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Amounts in thousands, except per share data)
(Unaudited)

	For the three-month periods ended March 31,
	2009	2008
Net service revenue	$341,838	$213,087
Cost of service, excluding depreciation and amortization	165,039	100,768
General and administrative expenses:
Salaries and benefits	73,025	45,948
Non-cash compensation	2,141	1,053
Other	42,266	29,461
Provision for doubtful accounts	6,166	3,595
Depreciation and amortization	6,282	4,424
Operating expenses	294,919	185,249
Operating income	46,919	27,838
Other (expense) income:
Interest income	81	468
Interest expense	(3,455)	(1,126)
Miscellaneous, net	778	29
Total other expense	(2,596)	(629)
Income before income taxes	44,323	27,209
Income tax expense	(17,286)	(10,772)
Net income	27,037	16,437
Net (income) loss attributable to noncontrolling interests	(15)	27
Net income attributable to Amedisys, Inc.	$27,022	$16,464

Net income attributable to Amedisys, Inc. common shareholders:
Basic	$1.01	$0.63
Diluted	$0.99	$0.62

Weighted average shares outstanding:
Basic	26,854	26,191
Diluted	27,293	26,645
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the three-month periods ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net income	$27,037	$16,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,282	4,424
Provision for doubtful accounts	6,166	3,595
Non-cash compensation	2,141	1,053
401(k) employer match	4,530	2,714
Loss on disposal of property and equipment	98	161
Deferred income taxes	1,141	1,324
Write off of deferred debt issuance costs	-	406
Equity in earnings of unconsolidated joint ventures	(424)	(150)
Amortization of deferred debt issuance costs	394	25
Return on equity investment	-	75
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	15,112	(13,689)
Other current assets	(2,981)	(523)
Other assets	507	76
Accounts payable	(99)	(638)
Accrued expenses	(5,252)	10,382
Other long-term obligations	(167)	16
Net cash provided by operating activities	54,485	25,688
Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	356	-
Proceeds from the sale of property and equipment	-	2
Purchases of deferred compensation plan assets	(454)	(67)
Purchases of property and equipment	(7,478)	(5,305)
Acquisitions of businesses, net of cash acquired	(7,490)	(436,481)
Net cash (used in) investing activities	(15,066)	(441,851)
Cash Flows from Financing Activities:
Outstanding checks in excess of bank balance	313	-
Proceeds from issuance of stock upon exercise of stock options and warrants	425	244
Proceeds from issuance of stock to employee stock purchase plan	1,222	774
Tax benefit from stock option exercises	672	285
Proceeds from swingline facility (a portion of Revolving Credit Facility)	9,200	-
Repayments of swingline facility (a portion of Revolving Credit Facility)	(9,200)	-
Proceeds from issuance of long-term obligations	15,000	395,000
Payment of deferred financing fees	-	(7,939)
Principal payments of long-term obligations	(34,250)	(3,155)
Net cash (used in) provided by financing activities	(16,618)	385,209
Net increase (decrease) in cash and cash equivalents	22,801	(30,954)
Cash and cash equivalents at beginning of period	2,847	56,190
Cash and cash equivalents at end of period	$25,648	$25,236

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,034	$710
Cash paid for income taxes, net of refunds received	$16,565	$8,365

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
Notes payable issued for acquisitions	$1,534	$1,545
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Amedisys, Inc., a Delaware corporation, and its consolidated subsidiaries (“Amedisys,” “we,” “us,” or “our”) are a multi-state provider of home health and hospice services with approximately 87% and 88% of our net service revenue derived from Medicare for the three-month periods ended March 31, 2009 and 2008, respectively. As of March 31, 2009, we had 490 Medicare-certified home health and 50 Medicare-certified hospice agencies in 37 states within the United States, the District of Columbia and Puerto Rico.

Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly our financial position, our results of operations and our cash flows in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Our results of operations for the interim periods presented are not necessarily indicative of results of our operations for the entire year and have not been audited by our independent auditors.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented. This report should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (“SEC”) on February 17, 2009 (the “Form 10-K”), which includes information and disclosures not included herein.

Use of Estimates

Our accounting and reporting policies conform with U.S. GAAP. In preparing the unaudited condensed consolidated financial statements, we are required to make estimates and assumptions that impact the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Reclassifications and Comparability

Certain reclassifications have been made to prior periods’ financial statements in order to conform them to the current period’s presentation. For instance, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements — Amendment of ARB No. 51 (“SFAS 160”), which changed the presentation and disclosure of noncontrolling interests (formerly known as minority interests) of consolidated subsidiaries. This statement requires the noncontrolling interest to be included in the equity section of the balance sheet and required disclosures on the face of the consolidated income statement of the amounts of consolidated net income attributable to the consolidated parent and the noncontrolling interest.  The provisions of this statement were applied to all periods presented in these condensed consolidated financial statements.  As a result, minority interests were presented as noncontrolling interests and appear in equity in our condensed consolidated balance sheets and were presented separately on our condensed consolidated income statements as compared to how they were presented in our earlier periodic SEC filings.

Additionally, we adopted SFAS No. 141 (Revised), Business Combinations (“SFAS 141R”) on January 1, 2009.  SFAS 141R amended the requirements of how to account for business combinations, by requiring the expensing of most acquisition related costs associated with an acquisition as opposed to including them as part of the purchase price, as allowed under SFAS No. 141, Business Combinations (“SFAS 141”).  As a result, we expensed $0.3 million in acquisition related transaction costs during the three-month period ended March 31, 2009 in other general and administrative expenses in our condensed consolidated income statement.  This compares to $2.3 million in such costs that were included in the purchase price of acquisitions that occurred during the three-month period ended March 31, 2008.

Additionally, as a result of our rapid growth through acquisition and start-up activities, our operating results may not be comparable for the periods that are presented.

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

Equity Investments

We consolidate subsidiaries and/or joint ventures when the entity is a variable interest entity and we are the primary beneficiary, as defined in the Financial Accounting Standards Board Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (“FIN 46R”), or if we have controlling interests in the entity, which is generally ownership in excess of 50%. Third party equity interests in our consolidated joint ventures are reflected as noncontrolling interests in our condensed consolidated financial statements. For subsidiaries or joint ventures in which we do not have a controlling interest or for which we are not the primary beneficiary, as defined by FIN 46R, we record such investments under the equity method of accounting.

Revenue Recognition

We earn net service revenue through our home health and hospice agencies by providing a variety of services almost exclusively in the homes of our patients. This net service revenue is earned and billed either on an episode of care basis (on a 60-day episode of care basis for home health services and on a 90-day episode of care basis for the first two hospice episodes of care and on a 60-day episode of care basis for any subsequent hospice episodes), on a per visit basis or on a daily basis depending upon the payment terms and conditions established with each payor for services provided. We refer to home health revenue earned and billed on a 60-day episode of care as episodic-based revenue. For the services we provide, Medicare is our largest payor, representing 87% of our net service revenue during the three-month period ended March 31, 2009.

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

Home Health Revenue Recognition

Medicare Revenue

Net service revenue is recorded under the Medicare payment program (“PPS”) based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited to: (a) an outlier payment if our patient’s care was unusually costly; (b) a low utilization adjustment (“LUPA”) if the number of visits was fewer than five; (c) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required (thresholds set at 6, 14 and 20 visits); (e) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (f) changes in the base episode payments established by the Medicare Program; (g) adjustments to the base episode payments for case mix, geographic wages and low utilization; and (h) recoveries of overpayments.

We make adjustments to Medicare revenue on completed episodes to reflect differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We estimate the impact of such payment adjustments based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record this estimate during the period in which services are rendered as an estimated revenue adjustment and a corresponding reduction to patient accounts receivable. Therefore, we believe that our reported net service revenue and patient accounts receivable will be the net amounts to be realized from Medicare for services rendered. During the three-month periods ended March 31, 2009 and 2008, we recorded $2.1 million and $0.8 million, respectively, in estimated revenue adjustments to Medicare revenue.

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of March 31, 2009 and 2008, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was included as a reduction to our outstanding patient accounts receivable in our condensed consolidated balance sheets for such periods, since only a nominal amount represents cash collected in advance of providing services.

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

Additionally, as Medicare is subject to an inpatient cap limit and an overall payment cap, we monitor our provider numbers and estimate amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and increase other accrued liabilities. As of March 31, 2009 and December 31, 2008, we had $0.1 million recorded for estimated amounts due back to Medicare in other accrued liabilities in our accompanying condensed consolidated balance sheets. As a result of our adjustments we believe our revenue and patients accounts receivable are recorded at amounts that will be ultimately realized.

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

Patient Accounts Receivable

Our patient accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, other third-party payors and patients. We believe there is a certain level of credit risk associated with non-Medicare payors. To provide for our non-Medicare patient accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying amount to its estimated net realizable value. We believe the credit risk associated with our Medicare accounts, which represent 74% of our net patient accounts receivable at March 31, 2009 and December 31, 2008, is limited due to (i) our historical collection rate of over 99% from Medicare and (ii) the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. There is no other single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivable, and thus we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable.

We fully reserve for accounts which are aged at 360 days or greater. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible.

Medicare Home Health

Our Medicare billing process begins with a process to ensure that our billings are accurate through the utilization of an electronic Medicare claim review. We submit a RAP for 60% of our estimated payment for the initial episode at the start of care or 50% of the estimated payment for any subsequent episodes of care contiguous with the first episode for a particular patient. The full amount of the episode is billed after the episode has been completed (“final billed”). The RAP received for that particular episode is then deducted from our final payment. If a final bill is not submitted within the greater of 120 days from the start of the episode, or 60 days from the date the RAP was paid, any RAPs received for that episode will be recouped by Medicare from any other claims in process for that particular provider number. The RAP and final claim must then be re-submitted.

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

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and fair value differ, as calculated in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”) (amounts in millions):

		Fair Value at Reporting Date Using
Financial Instrument	As of March 31, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations, excluding capital leases	$310.7	$-	$-	$264.0

The estimates of the fair value of our long-term debt are based upon a discounted present value analysis of future cash flows. Due to the existing uncertainty in the capital and credit markets, the actual rates that would be obtained to borrow under similar conditions could materially differ from the estimates we have used.

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

For our other financial instruments, including our cash and cash equivalents, patient accounts receivable, accounts payable and accrued expenses, we estimate the carrying amounts’ approximate fair value due to their short term maturity. Our deferred compensation plan assets are recorded at fair value.

Weighted-Average Shares Outstanding

Net income attributable to Amedisys, Inc. common shareholders, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The following table sets forth, for the periods indicated, shares used in our computation of the weighted-average shares outstanding, which are used to calculate our basic and diluted net income attributable to Amedisys, Inc. common shareholders (amounts in thousands):
	For the three-month periods ended March 31,
	2009	2008
Weighted average number of shares outstanding - basic	26,854	26,191
Effect of dilutive securities:
Stock options	250	326
Warrants	-	38
Non-vested stock and stock units	189	90
Weighted average number of shares outstanding - diluted	27,293	26,645

The following table sets forth shares that were anti-dilutive to the computation of diluted net income per common share (amounts in thousands):

	For the three-month periods ended March 31,
	2009	2008
Anti-dilutive securities	42	3

2. ACQUISITIONS

Each of the following acquisitions was completed in order to pursue our strategy of increasing our market presence by expanding our service base and enhancing our position in certain geographic areas as a leading provider of home health and hospice services. The purchase price paid for each acquisition was negotiated through arm’s length transactions, with consideration based on our analysis of, among other things, comparable acquisitions and expected cash flows for each transaction. Each of the following acquisitions was accounted for as a purchase and is included in our condensed consolidated financial statements from the respective acquisition date. Goodwill generated from the acquisitions was recognized for the excess of the purchase price over tangible and identifiable intangible assets because of the expected contributions of each acquisition to our overall corporate strategy.

Summary of 2009 Acquisitions

The following table presents details of our acquisitions (dollars in millions):

			Purchase Price		Purchase Price Allocation		Number of Agencies
(1)	Date	Acquired Entity (location of assets)	Cash	Promissory Note	Goodwill	Other Intangible Assets	Home Health	Hospice	Number of States

†	February 3, 2009	Arizona Home Rehabilitation and Health Care and Yuma Home Care (Yuma, Arizona)	$4.3	$1.5	$5.0	$0.9	2	-	1

†	March 12, 2009	White River Health System (Batesville, Arkansas)	3.2	-	2.6	0.7	3	1	1

			$7.5	$1.5	$7.6	$1.6	5	1

(1)	The acquisitions marked with the cross symbol (†) were asset purchases.

2008 TLC Health Care Services, Inc. (“TLC”) Acquisition

During the three-month period ended March 31, 2009, the remaining $12.8 million that was in escrow in connection with the TLC acquisition for indemnification and working capital price adjustments was released and paid to the selling stockholders under the indemnification provisions of the TLC acquisition agreement.  Additionally, we finalized our purchase accounting for the TLC acquisition during the three-month period ended March 31, 2009.

The following table summarizes, as of March 31, 2009, the estimated fair values of the TLC assets acquired and liabilities assumed on March 26, 2008 (amounts in millions).

Patient accounts receivable, net	$37.8
Property and equipment	0.5
Goodwill	330.4
Intangible assets	19.2
Deferred taxes	38.2
Other current assets	0.9
Other assets	1.5
Current liabilities	(32.1)
$396.4

Our purchase price finalization included decreasing goodwill by $5.5 million primarily as the net result of allocating an additional $7.5 million to the estimated fair value assigned to Medicare licenses acquired and a $2.9 million reduction in the estimated fair value of the deferred tax liability assumed.

See Note 2 of our Form 10-K for additional details on our 2008 acquisitions.

3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The following table summarizes the activity related to our goodwill and our other intangible assets, net as of and for the three-month period ended March 31, 2009 (amounts in millions):
		Other Intangible Assets, Net
	Goodwill	Certificates of Need and Licenses	Acquired Name of Business	Non-Compete Agreements & Reacquired Franchise Rights (1)	Total
Balances at December 31, 2008	$733.9	$32.7	$3.3	$6.4	$42.4
Additions	7.6	1.1	0.2	0.3	1.6
Adjustments related to acquisitions	(5.2)	7.4	-	-	7.4
Amortization	-	-	-	(0.6)	(0.6)
Balances at March 31, 2009	$736.3	$41.2	$3.5	$6.1	$50.8

(1)	The weighted-average amortization period of our non-compete agreements and reacquired franchise rights is 2.8 years and 4.5 years, respectively.

During 2009, we adjusted goodwill by a net $5.2 million primarily in association with our completion of purchase accounting adjustments for our 2008 acquisition of TLC, where we allocated an additional $7.5 million to the estimated fair value of Medicare licenses acquired and decreased the estimated fair value of the deferred tax liability assumed by $2.9 million.

4. LONG-TERM OBLIGATIONS

Long-term debt, including capital lease obligations, consisted of the following for the periods indicated (amounts in millions):

	March 31, 2009	December 31, 2008
Senior Notes:
$35.0 million Series A Notes; semi-annual interest only payments; interest rate at 6.07% per annum; due March 25, 2013	$35.0	$35.0
$30.0 million Series B Notes; semi-annual interest only payments; interest rate at 6.28% per annum; due March 25, 2014	30.0	30.0
$35.0 million Series C Notes; semi-annual interest only payments; interest rate at 6.49% per annum; due March 25, 2015	35.0	35.0
Term Loan; $7.5 million principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (1.77% and 3.08% at March 31, 2009 and December 31, 2008, respectively); due March 26, 2013	120.0	127.5
$250.0 million Revolving Credit Facility; interest only quarterly payments; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (1.78% and 1.72% at March 31, 2009 and December 31, 2008, respectively); due March 26, 2013	73.5	80.5
Promissory notes	17.2	20.3
Capital leases	0.2	0.2
	310.9	328.5
Current portion of long-term obligations	(42.5)	(42.6)
Total	$268.4	$285.9

Our weighted-average interest rates for our five year Term Loan (the “Term Loan”) and our $250.0 million, five year Revolving Credit Facility (the “Revolving Credit Facility”) were 2.6% and 1.7% for the three-month period ended March 31, 2009, respectively, compared to 5.7% for both for the same period in 2008.  As of March 31, 2009, our total leverage ratio (used to compute the margin and commitment fees, described in more detail in Note 5 of our Form 10-K) was 1.4, our fixed charge coverage ratio was 2.1 and we were in compliance with the covenants associated with our long-term obligations.

The following table presents our availability under our $250.0 million Revolving Credit Facility as of March 31, 2009 (amounts in millions):

Total Revolving Credit Facility	$250.0
Less: outstanding revolving credit loans	(73.5)
Less: outstanding swingline loans	-
Less: outstanding letters of credit	(10.9)
Remaining availability under the Revolving Credit Facility	$165.6

See Note 5 of our Form 10-K for additional details on our outstanding long-term obligations.

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

Our health insurance has a retention limit of $0.3 million, our workers’ compensation insurance has a retention limit of $0.4 million and our professional liability insurance has a retention limit of $0.3 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three-month period ended March 31, 2009. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on February 17, 2009 (the “Form 10-K”), which are incorporated herein by this reference.

Unless otherwise provided, “Amedisys,” “we,” “us,” “our” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.

Overview

We are a leading provider of high-quality, low-cost home health services to the chronic, co-morbid, aging American population. Our services include home health and hospice services and approximately 87% and 88% of our revenue was derived from Medicare for the three-month periods ended March 31, 2009 and 2008, respectively.  During the three-month period ended March 31, 2009, our net service revenue increased 60.4% or $128.7 million over the same period in 2008; our diluted earnings per share increased 59.7% or by $0.37 per share; and our cash flow from operations more than doubled to $54.5 million compared to $25.7 million during 2008.  The following details our owned Medicare-certified agencies, which are located in 37 states within the United States, the District of Columbia and Puerto Rico. The agencies closed were consolidated with agencies servicing the same areas.

	Owned and Operated Agencies
	Home health	Hospice
At December 31, 2008	480	48
Acquisitions	5	1
Start-ups	9	1
Closed	(4)	-
At March 31, 2009	490	50

Recent Developments

Payment

On March 13, 2009, CMS announced that the rate cuts caused by the phase out of the Budget Neutrality Adjustment Factor (“BNAF”) for Medicare hospice rates have been delayed by one year as a result of the economic stimulus bill, the American Recovery and Reinvestment Act of 2009.  The delay was made retroactive to October 1, 2008 and did not did not change the hospice payment rates and hospice cap amounts for the fiscal period of October 1, 2008 through September 30, 2009.  The change did not and is not expected to have a material impact on our business and consolidated financial condition, results of operations or cash flows.

Results of Operations

Our operating results may not be comparable for the periods presented, primarily as a result of our acquisition and start-up agencies.

When we refer to “base business”, we mean home health and hospice agencies that we have operated for at least the last twelve months; when we refer to “acquisitions”, we mean home health and hospice agencies that we acquired within the last twelve months; and when we refer to “start-ups”, we mean any home health or hospice agency opened by us in the last twelve months. Once an agency has been in operation for a twelve month period, the results for that particular agency are included as part of our base business from that date forward. When we refer to episodic-based revenue, admissions, recertifications or completed episodes, we mean home health revenue, admissions, recertifications or completed episodes of care for those payors that pay on an episodic-basis, which includes Medicare and other insurance carriers, including Medicare Advantage programs.

Three-Month Period Ended March 31, 2009 Compared to the Three-Month Period Ended March 31, 2008

Net Service Revenue

We are dependent on Medicare for a significant portion of our revenue. Approximately 87% and 88% of our net service revenue was derived from Medicare for the three-month periods ended March 31, 2009 and 2008, respectively.  The following table summarizes our net service revenue growth (amounts in millions):

	For the three-month period ended March 31, 2009
	Base/Start-ups (2)	Acquisitions	Total	For the three-month period ended March 31, 2008
Home health revenue:
Medicare revenue	$213.8	$66.0	$279.8	$175.3
Non-Medicare, episodic-based revenue	21.0	3.8	24.8	14.9
Total episodic-based revenue	234.8	69.8	304.6	190.2
Non-Medicare revenue	9.6	7.3	16.9	10.0
	244.4	77.1	321.5	200.2
Hospice revenue:
Medicare revenue	13.7	5.4	19.1	12.1
Non-Medicare revenue	1.0	0.2	1.2	0.8
	14.7	5.6	20.3	12.9
Total revenue:
Medicare revenue	227.5	71.4	298.9	187.4
Non-Medicare revenue	31.6	11.3	42.9	25.7
	$259.1	$82.7	$341.8	$213.1

Internal episodic-based revenue growth (1)			23%	26%
(1)
Internal episodic-based revenue growth is the percent increase in our base/start-up episodic-based revenue for the period as a percent of the total episodic-based revenue of the prior period.  We expect this growth rate to be in the 15% range for the full year of 2009, primarily due to our TLC Health Care Services, Inc. (“TLC”) agencies converting to base agencies beginning in the three-month period ended June 30, 2009. It is not unusual for acquired agencies to experience a slower revenue growth, even in the second year after converting to our operating systems and Point of Care network.

(2)	Our net service revenue for our base/start-up agencies of $259.1 million included $252.0 million from our base agencies and $7.1 million from our start-up agencies.

Our net service revenue increased $128.7 million from 2008 to 2009 and consisted of an increase of $46.0 million in our base/start-up agencies and $82.7 million from our acquisition agencies. The $46.0 million increase in our base/start-up agencies was primarily related to our internal episodic-based revenue, which increased by $44.6 million or 23% from 2008 to 2009, with 10% related volume and 13% related to rate.

Our average episodic-based revenue per completed episode increased from $2,673 to $3,033 from 2008 to 2009 and was due primarily to the continued deployment of our therapy intensive specialty programs to more of our home health agencies and the inclusion of the TLC agencies, which have had historically higher average revenue per completed episode primarily due to their presence in higher wage index areas (i.e. the Western and Northeastern parts of the United States).

Home Health Statistics

The following table summarizes our growth in total home health patient admissions:

	For the three-month period ended March 31, 2009
	Base/Start-ups	Acquisitions	Total	For the three-month period ended March 31, 2008
Admissions:
Medicare	37,390	13,053	50,443	34,880
Non-Medicare, episodic-based	4,746	923	5,669	3,979
Total episodic-based	42,136	13,976	56,112	38,859
Non-Medicare	6,546	2,945	9,491	6,147
	48,682	16,921	65,603	45,006

Internal episodic-based admission growth (1)			8%	7%
(1)           Internal episodic-based admission growth is the percent increase in our base/start-up episodic-based admissions for the period as a percent of the total episodic-based admissions of the prior period.

The following table summarizes our growth in total home health patient recertifications:

	For the three-month period ended March 31, 2009
	Base/Start-ups	Acquisitions	Total	For the three-month period ended March 31, 2008
Recertifications:
Medicare	36,294	8,731	45,025	32,209
Non-Medicare, episodic-based	3,239	500	3,739	2,255
Total episodic-based	39,533	9,231	48,764	34,464
Non-Medicare	3,515	2,254	5,769	4,136
	43,048	11,485	54,533	38,600

Internal episodic-based recertification growth (1)			15%	32%
(1)
Internal episodic-based recertification growth is the percent increase in our base/start-up episodic-based recertifications for the period as a percent of the total episodic-based recertifications of the prior period.  The rate decreased from 32% to 15% from 2008 to 2009.  This trend does not necessarily indicate that we anticipate our internal episodic-based recertifications to decrease in the future nor is it a metric that we regularly use to measure performance within our organization.  This rate varies based on the clinical acuity of our patients.  We focus our efforts on providing the medically necessary care for our patients to achieve their desired clinical outcomes. Prior to providing additional episodes of care, we require the approval of an agency level, multidisciplinary care conference and the approval of the patients’ attending physician.

Our recertifications increased 15,933 from 2008 to 2009, with 4,448 from our base/start-up agencies and 11,485 from our acquisition agencies. The increase in our base/start-up agencies was primarily related to a 15% internal episodic-based recertification growth as a result of (a) the increasing acuity of our patients, (b) the impact of our acquisition agencies moving into our base agency classification after being owned for more than 12 months, (c) our opening of start-up agencies and (d) our admissions growth.

The following table summarizes our home health completed episodes:

	For the three-month period ended March 31, 2009
	Base/Start-ups	Acquisitions	Total	For the three-month period ended March 31, 2008
Completed Episodes:
Medicare	67,223	20,867	88,090	60,339
Non-Medicare, episodic-based	6,931	1,278	8,209	4,956
	74,154	22,145	96,299	65,295

Cost of Service, Excluding Depreciation and Amortization

Our cost of service consists of the following expenses incurred by our clinical and clerical personnel in our agencies:

•	salaries and related benefits (including health care insurance and workers’ compensation insurance);

•	transportation expenses (primarily reimbursed mileage at a standard rate); and

•	supplies and services expenses (including payments to contract therapists).

The following summarizes our cost of service, visit and cost per visit information:
	For the three-month period ended March 31, 2009
	Base/Start-ups	Acquisitions	Total	For the three-month period ended March 31, 2008
Cost of service (amounts in millions):
Home health	$114.1	$39.4	$153.5	$92.6
Hospice	8.9	2.6	11.5	8.2
	$123.0	$42.0	$165.0	$100.8

Home health:
Visits during the period:
Medicare	1,284,457	388,220	1,672,677	1,083,310
Non-Medicare, episodic-based	127,781	22,107	149,888	90,876
Total episodic-based	1,412,238	410,327	1,822,565	1,174,186
Non-Medicare	121,210	75,145	196,355	106,771
	1,533,448	485,472	2,018,920	1,280,957

Home health cost per visit (1)	$74.45	$81.11	$76.05	$72.24
(1)	We calculate home health cost per visit as home health cost of service divided by total home health visits during the period.

Of the $64.2 million increase in cost of service, $22.2 million is related to increased costs in our base/start-up agencies and $42.0 million is related to acquisitions. The $22.2 million in base/start-up business expenses consisted primarily of $21.0 million related to salaries, taxes and benefits and $0.9 million related to travel and training.

Our cost per visit increased from $72.24 in 2008 to $76.05 in 2009.  The primary reason for the increase relates to our 2008 acquired agencies, which have higher wage indexes compared to our base agencies.  Our 2008 acquired agencies are generally located in states that have higher labor costs and have higher numbers of visiting staff, who typically are paid on a salary basis compared to a per visit basis.  We expect that our cost per visit associated with our base/start-up agencies will increase in the remaining quarters of 2009 as a majority of our 2008 acquired agencies will be categorized as base agencies beginning in the second quarter of 2009.  As we transition the visiting staff to our pay per visit model, we expect for the cost per visit associated with our base/start-up agencies to be more consistent with our historical rates.  Typically, acquired agencies take up to 18 to 24 months to reach the labor efficiencies of existing operations.

General and Administrative Expenses, Provision for Doubtful Accounts, Depreciation and Amortization and Other Expense, net

The following table summarizes our general and administrative expenses, provision for doubtful accounts, depreciation and amortization expense and other expense, net (amounts in millions):

	For the three-month periods ended March 31,
	2009	2008
General and administrative expenses:
Salaries and benefits	$73.0	$45.9
Non-cash compensation	2.1	1.1
Other	42.3	29.5
Provision for doubtful accounts	6.2	3.6
Depreciation and amortization	6.3	4.4
Other expense, net	(2.6)	(0.6)

Salaries and benefits increased $27.1 million, which consisted of an increase of $10.1 million in base agency expenses and the inclusion of $13.8 million in acquisition agency expenses and $3.2 million in start-up agency expenses.  These expenses primarily increased due to increased personnel costs for our field administrative staff necessitated by our internal growth and acquisitions.

Other general and administrative expenses increased $12.8 million, which consisted of an increase of $3.9 million in base agency expenses and the inclusion of $6.6 million in acquisition agency expenses and $2.3 million in start-up agency expenses.  The $6.6 million in acquisition agency expenses and the $2.3 million in start-up agency expenses were expenses incurred for the supporting administration of these additional agencies.  The $3.9 million increase in our base agency expenses primarily included an increase in our corporate office expenses, which were necessitated by our continued development of corporate infrastructure needed to support our growing number of agencies and included $0.3 million in acquisition related transaction costs as required by Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised), Business Combinations, which we adopted on January 1, 2009.  Prior to January 1, 2009, we accounted for acquisition related transaction costs in accordance with SFAS No. 141, Business Combinations, and as a result, we included $2.3 million in such costs as part of goodwill at March 31, 2008.

Income Tax Expense

The following table summarizes our income tax expense and estimated income tax rate (amounts in millions, except for estimated income tax rate):

	For the three-month periods ended March 31,
	2009	2008
Income before income taxes	$44.3	$27.2
Income tax (expense)	(17.3)	(10.8)
Estimated income tax rate	39.0%	39.6%

The increase in income tax expense of $6.5 million is attributable to an increase in income before income taxes which was offset by a decrease in the estimated income tax rate. The decrease in the estimated income tax rate was primarily attributable to the extension of Federal income tax credits created as a result of Hurricanes Katrina, Rita and Wilma by The Emergency Economic Stabilization Act of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for Three-Month Period Ended March 31, 2009 Compared to the Three-Month Period Ended March 31, 2008

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the three-month periods ended March 31,
	2009	2008
Cash provided by operating activities	$54.5	$25.7
Cash (used in) investing activities	(15.1)	(441.9)
Cash (used in) provided by financing activities	(16.6)	385.2
Net increase (decrease) in cash and cash equivalents	22.8	(31.0)
Cash and cash equivalents at beginning of period	2.8	56.2
Cash and cash equivalents at end of period	$25.6	$25.2

Cash provided by operating activities increased $28.8 million during 2009 compared to 2008, primarily as a result of a changes in net income, patient accounts receivable, accounts payable and accrued expenses, with patient accounts receivable having the most significant impact during 2009 compared to 2008.  See “Outstanding Patient Accounts Receivable” below for further details on our change in outstanding patient accounts receivable.

Cash used in investing activities decreased $426.8 million during 2009 compared to 2008.  Our cash flow needs for our investing activities were greater during the three-month period ended March 31, 2008 primarily due to our acquisition of TLC and Family Home Health Care, Inc. & Comprehensive Home Healthcare Services, Inc.

Cash used in financing activities changed $401.8 million during 2009 compared to 2008, primarily due to a decrease of $380.0 million in proceeds from the issuance of long-term obligations as a result of the debt incurred in connection with the TLC acquisition during the three-month period ended March 31, 2008 and an increase of $31.1 million in principal payments of our long-term obligations during the three-month period ended March 31, 2009.

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program; however, from time to time, we can and do obtain additional sources of liquidity through sales of our equity or by incurrence of additional indebtedness. As of March 31, 2009, we had $25.6 million in cash and cash equivalents, $165.6 million in availability under our $250.0 million Revolving Credit Facility and the potential issuance of $250.0 million of any combination of preferred and common stock, under our effective shelf registration statement.

During 2009, we made $7.5 million in routine capital expenditures, which primarily included equipment and furniture and computer software.  Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements over the next twelve months and into the foreseeable future.

As we manage our liquidity needs to meet our operating forecasts, debt service requirements and our acquisition and start-up activities, we are monitoring the creditworthiness and solvency of our syndicate of banks that provide the availability of credit under our Revolving Credit Facility as well as the status of the overall equity and credit markets. This monitoring process has become more critical over the past several quarters as several financial institutions have either failed or have been acquired, there has been a severe lack of funds in the credit markets and the equity market has seen significant decreases in value and liquidity, as discussed in the risk factors incorporated herein by reference. As of the date of this filing, we do not believe the availability of funds under our Revolving Credit Facility is at risk; however, we continue to monitor our syndicate of banks in light of the credit market conditions. If the availability under our current Revolving Credit Facility decreases, we may need to consider adjusting our strategy to meet our operating forecasts, debt service requirements and acquisition and start-up activity needs.

Outstanding Patient Accounts Receivable

Our patient accounts receivable, net decreased $21.3 million from December 31, 2008 to March 31, 2009 primarily due to $361.5 million in cash collections, which was offset by $341.8 million in net service revenue.

Our days revenue outstanding, net at March 31, 2009 decreased 6.8 days to 40.4 from December 31, 2008. During the three month-period ended March 31, 2009 we were able to make significant progress on our outstanding accounts receivable associated with our 2008 acquisitions, which inherently are subject to regulatory and internal delays associated with the conversion process.  Additionally, our days revenue outstanding, net improved during the three month-period ended March 31, 2009 due to a $19.8 million increase in cash collections during the quarter as compared to the cash collections during the three month-period ended December 31, 2008, which included $7.8 million in payment delays for 2008 claims that were received in 2009, as further explained in our Form 10-K.

Our patient accounts receivable includes unbilled receivables, which are aged based upon our initial service date. At March 31, 2009, the unbilled patient accounts receivable, as a percentage of gross patient accounts receivable, was 23.5%, or $44.9 million compared to 23.0% or $48.3 million at December 31, 2008. We monitor unbilled receivables on an agency by agency basis to ensure that all efforts are made to bill claims within timely filing deadlines. The timely filing deadlines vary by state for Medicaid and among insurance companies. As of March 31, 2009, unbilled patient accounts receivable from agencies acquired during the past twelve months was $14.4 million or 32.1% of our unbilled accounts receivable.

Our provision for estimated revenue adjustments (which is deducted from our service revenue to determine net service revenue) and provision for doubtful accounts was $8.2 million ($2.1 million in provision for estimated revenue adjustments for Medicare claims and $6.1 million in provision for doubtful accounts) or 2.4% of net service revenue during the three-month period ended March 31, 2009 compared to $10.8 million ($2.3 million in provision for estimated revenue adjustments for Medicare claims and $8.5 million in provision for doubtful accounts) or 3.2% of net service revenue during the three-month period ended December 31, 2008.

The following schedule details our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding, net):

	0-90	91-180	181-365	Over 365	Total
At March 31, 2009 (1):
Medicare patient accounts receivable, net (2)	$83.3	$22.7	$8.1	$0.1	$114.2

Other patient accounts receivable:
Medicaid	6.1	4.4	4.4	3.3	18.2
Private (3)	21.4	12.6	13.3	3.4	50.7
Total	$27.5	$17.0	$17.7	$6.7	$68.9
Allowance for doubtful accounts (4)					(28.7)
Non-Medicare patient accounts receivable, net					$40.2

Total patient accounts receivable, net					$154.4
Days revenue outstanding, net (5)					40.4

	0-90	91-180	181-365	Over 365	Total
At December 31, 2008 (1):
Medicare patient accounts receivable, net (2)	$91.0	$30.2	$8.2	$0.3	$129.7

Other patient accounts receivable:
Medicaid	7.8	5.0	6.0	2.0	20.8
Private (3)	21.0	14.4	14.2	2.7	52.3
Total	$28.8	$19.4	$20.2	$4.7	$73.1
Allowance for doubtful accounts (4)					(27.1)
Non-Medicare patient accounts receivable, net					$46.0

Total patient accounts receivable, net					$175.7
Days revenue outstanding, net (5)					47.2

(1)
Our patient accounts receivable include unbilled amounts of $44.9 million and $48.3 million as of March 31, 2009 and December 31, 2008, respectively, which have been aged based upon initial service date.  Additionally, we have fully provided for both our Medicare and other patients accounts receivable that are aged over 360 days.

(2)
The following table summarizes the activity and ending balances in our estimated revenue adjustments (amounts in millions), which is recorded to reduce our Medicare outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the three-month period ended March 31, 2009	For the year-ended December 31, 2009

Balance at beginning of period	$7.2	$3.6
Provision for estimated revenue adjustments	2.1	6.4
Write offs	(1.7)	(3.2)
Acquired through acquisitions	-	0.4
Balance at end of period	$7.6	$7.2
Our estimated revenue adjustments were 6.2% and 5.3% of our outstanding Medicare patient accounts receivable at March 31, 2009 and December 31, 2008, respectively.

(3)	Private patient accounts receivable include amounts due from other insurance carriers, including Medicare Advantage programs, amounts due for co-payments and amounts due for self-pay.

(4)
The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in millions), which is recorded to reduce only our Medicaid and Private outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the three-month period ended March 31, 2009	For the year-ended December 31, 2009

Balance at beginning of period	$27.1	$13.0
Provision for doubtful accounts	6.1	24.0
Write offs	(4.7)	(13.1)
Acquired through acquisitions	0.2	3.2
Balance at end of period	$28.7	$27.1
Our allowance for doubtful accounts was 41.7% and 37.0% of our outstanding Medicaid and Private patient accounts receivable at March 31, 2009 and December 31, 2008, respectively.

(5)
Our calculation of days revenue outstanding, net is derived by dividing our ending net patient accounts receivable (i.e. net of estimated revenue adjustments and allowance for doubtful accounts) at March 31, 2009 and December 31, 2008 by our average daily net patient revenue for the three-month periods ended March 31, 2009 and December 31, 2008, respectively.

Indebtedness

Our weighted-average interest rates for our five year Term Loan (the “Term Loan”) and the $250.0 million, five year Revolving Credit Facility (the “Revolving Credit Facility) were 2.6% and 1.7% for the three-month period ended March 31, 2009, respectively, compared to 5.7% for both for the same period in 2008.  As of March 31, 2009, our total leverage ratio (used to compute the margin and commitment fees, described in more detail in Note 5 of our Form 10-K) was 1.4, our fixed charge coverage ratio was 2.1 and we were in compliance with the covenants associated with our long-term obligations.   As a result of the reduction in our leverage ratio as of March 31, 2009, we expect a 25 basis point reduction in interest rates on our variable rate debt in future periods.

The following table presents our availability under our $250.0 million Revolving Credit Facility as of March 31, 2009 (amounts in millions):

Total Revolving Credit Facility	$250.0
Less: outstanding revolving credit loans	(73.5)
Less: outstanding swingline loans	-
Less: outstanding letters of credit	(10.9)
Remaining availability under the Revolving Credit Facility	$165.6
See Note 5 of our Form 10-K for additional details on our outstanding long-term obligations.

Inflation

We do not believe that inflation has significantly impacted our results of operations.

Critical Accounting Policies

See Part II, Item 7 – Critical Accounting Policies and our consolidated financial statements and related notes in Part IV, Item 15 of our Form 10-K, for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. These critical accounting policies include revenue recognition; patient accounts receivable; insurance; goodwill and intangible assets; and income taxes.  There have not been any changes to our significant accounting policies or their application, thereof since our Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Primarily as a result of our borrowings to effect the TLC acquisition, we are now exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility and Term Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our condensed consolidated statements of operations and the condensed consolidated statements of cash flows will be exposed to changes in interest rates. As of March 31, 2009, our weighted-average interest rate for our Term Loan and our Revolving Credit Facility was 2.6% and 1.7%, respectively. A 1.0% interest rate increase would increase interest expense by approximately $1.9 million annually.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2009, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009, the end of the period covered by this Quarterly Report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 5 to the condensed consolidated financial statements for information concerning our legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the Risk Factors included in Part I, “Item 1A. – “Risk Factors” of our Form 10-K. These Risk Factors could materially impact our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely impact our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended March 31, 2009:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Share (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1, 2009 to January 31, 2009	-		$-	-	-
February 1, 2009 to February 29, 2009	643	(1)	$49.60	-	-
March 1, 2009 to March 31, 2009	-		$-	-	-

Total	643		$49.60	-	-
(1)
Represents shares of common stock surrendered to us by certain employees to satisfy tax withholding obligations in connection with the vesting of non-vested stock previously awarded to such employees under our 2008 Omnibus Incentive Compensation Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits marked with the cross symbol (†) are filed and the exhibits marked with the double cross symbol (††) are furnished with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
2.1	Purchase and Sale Agreement dated February 18, 2008, by and among Amedisys, Inc., Amedisys TLC Acquisition, L.L.C., TLC Health Services, Inc., TLC Holdings I, Corp. (“Holdco”) and the securityholders of TLC and Holdco	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	2.1

2.2	First Amendment to Purchase and Sale Agreement dated March 25, 2008, by and among Amedisys, Inc., Amedisys TLC Acquisition, L.L.C., TLC Health Services, Inc., Holdco and Arcapita Inc., as Sellers’ Representative on behalf of the securityholders of TLC and Holdco	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	2.2

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through October 25, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed on August 20, 2007	333-145582	4.8

4.2.1	Shareholder Rights Agreement	The Company’s Current Report on Form 8-K filed June 16, 2000, and the Company’s Registration Statement on Form 8-A12G filed June 16, 2000	0-24260	4

4.2.2	Amendment No. 1 to Shareholder Rights Agreement, dated as of July 26, 2006	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006	0-24260	4.1

4.3	Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C. and the Purchasers identified on Schedule A thereto, relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 6.07% Series A Senior Notes due March 25, 2013 (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

4.4	Form of Series A Note due March 25, 2013 (attached as Exhibit 1 to the Note Purchase Agreement incorporated by reference as Exhibit 4.3 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

4.5	Form of Series B Note due March 25, 2014 (attached as Exhibit 2 to the Note Purchase Agreement incorporated by reference as Exhibit 4.3 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

4.6	Form of Series C Note due March 25, 2015 (attached as Exhibit 3 to the Note Purchase Agreement incorporated by reference as Exhibit 4.3 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

10.1	Form of Director Indemnification Agreement Dated February 12, 2009	The Company’s Annual Report on Form 10-K for the year ended December 31, 2008	0-24260	10.1

*10.2	Amended and Restated Amedisys, Inc. Employee Stock Purchase Plan effective as of January 1, 2009	The Company’s Annual Report on Form 10- K for the year ended December 31, 2008	0-24260	10.2

†31.1	Certification of William F. Borne, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification William F. Borne, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2	Certification Dale E. Redman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††100.INS	XBRL Instance

††100.SCH	XBRL Taxonomy Extension Schema

††100.CAL	XBRL Taxonomy Extension Calculation

††100.LAB	XBRL Taxonomy Extension Labels

††100.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMEDISYS, INC.
(Registrant)

By:	/s/ Dale E. Redman
Dale E. Redman
Chief Financial Officer and Duly Authorized Officer

DATE: April 28, 2009

EXHIBIT INDEX

 The exhibits marked with the cross symbol (†) are filed and the exhibits marked with the double cross symbol (††) are furnished with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
2.1	Purchase and Sale Agreement dated February 18, 2008, by and among Amedisys, Inc., Amedisys TLC Acquisition, L.L.C., TLC Health Services, Inc., TLC Holdings I, Corp. (“Holdco”) and the securityholders of TLC and Holdco	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	2.1

2.2	First Amendment to Purchase and Sale Agreement dated March 25, 2008, by and among Amedisys, Inc., Amedisys TLC Acquisition, L.L.C., TLC Health Services, Inc., Holdco and Arcapita Inc., as Sellers’ Representative on behalf of the securityholders of TLC and Holdco	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	2.2

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through October 25, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed on August 20, 2007	333-145582	4.8

4.2.1	Shareholder Rights Agreement	The Company’s Current Report on Form 8-K filed June 16, 2000, and the Company’s Registration Statement on Form 8-A12G filed June 16, 2000	0-24260	4

4.2.2	Amendment No. 1 to Shareholder Rights Agreement, dated as of July 26, 2006	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006	0-24260	4.1

4.3	Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C. and the Purchasers identified on Schedule A thereto, relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 6.07% Series A Senior Notes due March 25, 2013 (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

4.4	Form of Series A Note due March 25, 2013 (attached as Exhibit 1 to the Note Purchase Agreement incorporated by reference as Exhibit 4.3 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

4.5	Form of Series B Note due March 25, 2014 (attached as Exhibit 2 to the Note Purchase Agreement incorporated by reference as Exhibit 4.3 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

4.6	Form of Series C Note due March 25, 2015 (attached as Exhibit 3 to the Note Purchase Agreement incorporated by reference as Exhibit 4.3 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

10.1	Form of Director Indemnification Agreement Dated February 12, 2009	The Company’s Annual Report on Form 10-K for the year ended December 31, 2008	0-24260	10.1

*10.2	Amended and Restated Amedisys, Inc. Employee Stock Purchase Plan effective as of January 1, 2009	The Company’s Annual Report on Form 10- K for the year ended December 31, 2008	0-24260	10.2

†31.1	Certification of William F. Borne, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification William F. Borne, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2	Certification Dale E. Redman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††100.INS	XBRL Instance

††100.SCH	XBRL Taxonomy Extension Schema

††100.CAL	XBRL Taxonomy Extension Calculation

††100.LAB	XBRL Taxonomy Extension Labels

††100.PRE	XBRL Taxonomy Extension Presentation