Form 10-Q
period 2009-06-30
AMEDISYS INC
filed 2009-07-28
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 27,780,111 shares outstanding as of July 23, 2009.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$898	$2,847
Patient accounts receivable, net of allowance for doubtful accounts of $30,806 and $27,052	154,279	175,698
Prepaid expenses	8,865	8,086
Other current assets	9,154	7,719

Total current assets	173,196	194,350
Property and equipment, net of accumulated depreciation of $48,326 and $39,208	82,644	79,258
Goodwill	749,238	733,881
Intangible assets, net of accumulated amortization of $9,487 and $7,944	57,332	42,388
Other assets, net	20,988	20,317

Total assets	$1,083,398	$1,070,194

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$17,391	$18,652
Accrued expenses	144,115	134,049
Obligations due Medicare	4,618	4,631
Current portion of long-term obligations	44,795	42,632
Current portion of deferred income taxes	6,344	4,663

Total current liabilities	217,263	204,627
Long-term obligations, less current portion	196,904	285,942
Deferred income taxes	17,907	11,548
Other long-term obligations	8,482	5,959

Total liabilities	440,556	508,076

Commitments and Contingencies - Note 6
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 60,000,000 shares authorized; 27,830,092 and 27,191,946 shares issued; and 27,719,570 and 27,083,231 shares outstanding	28	27
Additional paid-in capital	344,446	326,120
Treasury stock at cost, 110,522 and 108,715 shares of common stock	(681)	(617)
Accumulated other comprehensive loss	(181)	(447)
Retained earnings	298,357	236,252

Total Amedisys, Inc. stockholders’ equity	641,969	561,335
Noncontrolling interests	873	783

Total equity	642,842	562,118

Total liabilities and equity	$1,083,398	$1,070,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands, except per share data)

(Unaudited)

	For the three-month periods ended June 30,		For the six-month periods ended June 30,
	2009	2008	2009	2008
Net service revenue	$377,892	$312,671	$719,731	$525,758
Cost of service, excluding depreciation and amortization	178,437	148,754	343,477	249,522
General and administrative expenses:
Salaries and benefits	82,055	72,751	155,080	118,699
Non-cash compensation	2,779	1,268	4,920	2,321
Other	42,425	40,044	84,691	69,505
Provision for doubtful accounts	5,737	5,682	11,903	9,277
Depreciation and amortization	6,919	5,419	13,201	9,843

Operating expenses	318,352	273,918	613,272	459,167

Operating income	59,540	38,753	106,459	66,591
Other (expense) income:
Interest income	52	270	133	738
Interest expense	(2,958)	(5,448)	(6,412)	(6,574)
Miscellaneous, net	943	148	1,721	177

Total other expense	(1,963)	(5,030)	(4,558)	(5,659)

Income before income taxes	57,577	33,723	101,901	60,932
Income tax expense	(22,455)	(13,337)	(39,741)	(24,109)

Net income	35,122	20,386	62,160	36,823
Net (income) loss attributable to noncontrolling interests	(39)	(2)	(55)	25

Net income attributable to Amedisys, Inc.	$35,083	$20,384	$62,105	$36,848

Net income attributable to Amedisys, Inc. common stockholders:
Basic	$1.29	$0.77	$2.30	$1.40

Diluted	$1.27	$0.76	$2.26	$1.38

Weighted average shares outstanding:
Basic	27,124	26,341	26,989	26,267

Diluted	27,541	26,811	27,427	26,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the six-month periods ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net income	$62,160	$36,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,201	9,843
Provision for doubtful accounts	11,903	9,277
Non-cash compensation	4,920	2,321
401(k) employer match	9,581	5,357
Loss on disposal of property and equipment	535	483
Deferred income taxes	5,154	6,386
Write off of deferred debt issuance costs	-	406
Equity in earnings of unconsolidated joint ventures	(1,066)	(387)
Amortization of deferred debt issuance costs	788	419
Return on equity investment	150	112
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	9,465	(30,416)
Other current assets	(2,020)	(484)
Other assets	1,775	(219)
Accounts payable	1,754	(8,237)
Accrued expenses	9,489	24,633
Other long-term obligations	2,509	1,227

Net cash provided by operating activities	130,298	57,544

Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	956	600
Proceeds from the sale of property and equipment	3	3
Purchases of deferred compensation plan assets	(2,969)	(1,659)
Purchases of property and equipment	(15,056)	(11,627)
Acquisitions of businesses, net of cash acquired	(19,205)	(447,124)
Acquisitions of reacquired franchise rights	(5,214)	-

Net cash (used in) investing activities	(41,485)	(459,807)

Cash Flows from Financing Activities:
Outstanding checks in excess of bank balance	(3,379)	1,657
Proceeds from issuance of stock upon exercise of stock options and warrants	454	1,155
Proceeds from issuance of stock to employee stock purchase plan	2,734	1,688
Tax benefit from stock option exercises	637	1,645
Proceeds from Revolving Line of Credit	50,200	145,000
Repayments of Revolving Line of Credit	(119,700)	(32,500)
Proceeds from issuance of long-term obligations	-	250,000
Payment of deferred financing fees	-	(8,124)
Principal payments of long-term obligations	(21,708)	(12,788)

Net cash (used in) provided by financing activities	(90,762)	347,733

Net (decrease) in cash and cash equivalents	(1,949)	(54,530)
Cash and cash equivalents at beginning of period	2,847	56,190

Cash and cash equivalents at end of period	$898	$1,660

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,920	$4,072

Cash paid for income taxes, net of refunds received	$27,915	$16,848

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
Notes payable issued for acquisitions	$3,834	$3,499

Notes payable issued for software licenses	$-	$1,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATMENTS

Amedisys, Inc., a Delaware corporation, and its consolidated subsidiaries (“Amedisys,” “we,” “us,” or “our”) are a multi-state provider of home health and hospice services with approximately 87% of our net service revenue derived from Medicare for the three and six-month periods ended June 30, 2009 and 2008. As of June 30, 2009, we had 498 Medicare-certified home health and 51 Medicare-certified hospice agencies in 38 states within the United States, the District of Columbia and Puerto Rico.

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

Reclassifications and Comparability

Certain reclassifications have been made to prior periods’ financial statements in order to conform them to the current period’s presentation. Our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements — Amendment to ARB No. 51 (“SFAS 160”) required that we change the name of minority interests to noncontrolling interests for all periods presented. Additionally, it required that noncontrolling interests be included as part of our total reported equity in the accompanying condensed consolidated balance sheets and reordered the presentation of such amounts in the condensed consolidated income statements.

Additionally, we adopted SFAS No. 141 (Revised), Business Combinations (“SFAS 141R”) on January 1, 2009. SFAS 141R amended the requirements of how to account for business combinations, by requiring the expensing of most acquisition related costs associated with an acquisition as opposed to including them as part of the purchase price, as allowed under SFAS No. 141, Business Combinations (“SFAS 141”). As a result, we expensed $0.1 million and $0.4 million in acquisition related transaction costs during the three and six-month periods ended June 30, 2009 in other general and administrative expenses in our condensed consolidated income statement. This compares to $1.0 million and $3.3 million in such costs that were included in the purchase price of acquisitions that occurred during the three and six-month periods ended June 30, 2008.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

We earn net service revenue through our home health and hospice agencies by providing a variety of services almost exclusively in the homes of our patients. This net service revenue is earned and billed either on an episode of care basis (on a 60-day episode of care basis for home health services and on a 90-day episode of care basis for the first two hospice episodes of care and on a 60-day episode of care basis for any subsequent hospice episodes), on a per visit basis or on a daily basis depending upon the payment terms and conditions established with each payor for services provided. We refer to home health revenue earned and billed on a 60-day episode of care as episodic-based revenue. For the services we provide, Medicare is our largest payor.

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

Home Health Revenue Recognition

Medicare Revenue

Net service revenue is recorded under the Medicare payment program (“PPS”) based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited to: (a) an outlier payment if our patient’s care was unusually costly; (b) a low utilization adjustment (“LUPA”) if the number of visits was fewer than five; (c) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required (thresholds set at 6, 14 and 20 visits); (e) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (f) changes in the base episode payments established by the Medicare Program; (g) adjustments to the base episode payments for case mix and geographic wages; and (h) recoveries of overpayments.

We make adjustments to Medicare revenue on completed episodes to reflect differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We estimate the impact of such payment adjustments based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record this estimate during the period in which services are rendered as an estimated revenue adjustment and a corresponding reduction to patient accounts receivable. Therefore, we believe that our reported net service revenue and patient accounts receivable will be the net amounts to be realized from Medicare for services rendered. During the three and six-month periods ended June 30, 2009, we recorded $1.9 million and $4.0 million, respectively, in estimated revenue adjustments to Medicare revenue as compared to $1.4 million and $2.2 million during the three and six-month periods ended June 30, 2008, respectively.

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of June 30, 2009 and 2008, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was included as a reduction to our outstanding patient accounts receivable in our condensed consolidated balance sheets for such periods, since only a nominal amount represents cash collected in advance of providing services.

Non-Medicare Revenue

Episodic-based Revenue. We recognize revenue in a similar manner as we recognize Medicare revenue for episodic-based rates that are paid by Medicaid and other insurance carriers, including Medicare Advantage programs; however, these rates can vary based upon the negotiated terms.

Non-episodic Based Revenue. Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established or estimated per-visit rates, as applicable. Contractual adjustments are recorded for the difference between our standard rates and the contracted rates realizable from patients, third parties and others for services provided and are deducted from gross revenue to determine net service revenue and are also recorded as a reduction to our outstanding patient accounts receivable. In addition, we receive a minimal amount of our net service revenue from patients who are either self-insured or are obligated for an insurance co-payment.

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

Additionally, as Medicare is subject to an inpatient cap limit and an overall payment cap, we monitor our provider numbers and estimate amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and increase other accrued liabilities. We have received notice from CMS that we have exceeded the overall payment cap for the fiscal year ended October 31, 2007 by $0.1 million, which we had previously accrued. As of June 30, 2009 we had paid the amount due and had no other amounts accrued for estimated amounts due back to Medicare. We believe that our estimates of such adjustments are reasonable, thus we believe our revenue and patients accounts receivable are recorded at amounts that will be ultimately realized.

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

Patient Accounts Receivable

Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. We believe there is a certain level of credit risk associated with non-Medicare payors. To provide for our non-Medicare patient accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying amount to its estimated net realizable value. We believe the credit risk associated with our Medicare accounts, which represent 77% and 74% of our net patient accounts receivable at June 30, 2009 and December 31, 2008, respectively, is limited due to (i) our historical collection rate of over 99% from Medicare and (ii) the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. There is no other single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables, and thus we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable.

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

Medicare Hospice

For our hospice patients, our pre-billing process includes verifying that we are eligible for payment from Medicare for the services that we provide to our patients. Once each patient has been confirmed for eligibility, we will bill Medicare on a monthly basis for the services provided to the patient.

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

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and fair value differ, as calculated in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”) (amounts in millions):

Financial Instrument	As of June 30, 2009	Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations, excluding capital leases	$241.5	$-	$231.5	$-

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

•

Level 3 — Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Such unobservable inputs include an estimated discount rate used in our discounted present value analysis of future cash flows, which reflects our estimate of debt with similar terms in the current credit markets. As there is currently minimal activity in such markets, the actual rate could be materially different.

For our other financial instruments, including our cash and cash equivalents, patient accounts receivable, accounts payable and accrued expenses, we estimate the carrying amounts’ approximate fair value due to their short term maturity. Our deferred compensation plan assets are recorded at fair value.

Weighted-Average Shares Outstanding

Net income attributable to Amedisys, Inc. common stockholders, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The following table sets forth, for the periods indicated, shares used in our computation of the weighted-average shares outstanding, which are used to calculate our basic and diluted net income attributable to Amedisys, Inc. common stockholders (amounts in thousands):

	For the three-month periods ended June 30,		For the six-month periods ended June 30,
	2009	2008	2009	2008
Weighted average number of shares outstanding - basic	27,124	26,341	26,989	26,267
Effect of dilutive securities:
Stock options	171	331	211	339
Warrants	-	39	-	39
Non-vested stock and stock units	246	100	227	96

Weighted average number of shares outstanding - diluted	27,541	26,811	27,427	26,741

The following table sets forth shares that were anti-dilutive to the computation of diluted net income per common share (amounts in thousands):

	For the three-month periods ended June 30,		For the six-month periods ended June 30,
	2009	2008	2009	2008
Anti-dilutive securities	43	33	40	18

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), which divides nongovernmental U.S. GAAP into the authoritative Codification and guidance that is nonauthoritative. SFAS 168 is not intended to change U.S. GAAP; however, the Codification significantly changes the way in which accounting literature is organized and because the Codification completely replaces existing standards, it will affect the way U.S. GAAP is referenced by most companies in their financial statements and accounting policies. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect SFAS 168 to have a material impact on our consolidated financial statements.

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

Summary of 2009 Acquisitions

The following table presents details of our acquisitions (dollars in millions):

			Purchase Price		Purchase Price Allocation			Number of Agencies
(1)	Date	Acquired Entity (location of assets)	Cash	Promissory Note	Goodwill	Other Intangible Assets	Other Assets (Liabilities), Net	Home Health	Hospice	Number of States
†	June 15, 2009	Jackson, Mississippi agency	$2.5	$-	$2.2	$0.3	$-	1	-	1
†	April 1, 2009	Upper Chesapeake Health System and St. Joseph Medical Center (Baltimore, Maryland)	9.2	2.3	10.7	1.0	(0.2)	1	1	1
†	March 12, 2009	White River Health System (Batesville, Arkansas)	3.2	-	2.6	0.7	(0.1)	3	1	1
†	February 3, 2009	Arizona Home Rehabilitation and Health Care and Yuma Home Care (Yuma, Arizona)	4.3	1.5	5.0	0.8	-	2	-	1

			$19.2	$3.8	$20.5	$2.8	$(0.3)	7	2	4

(1)	The acquisitions marked with the cross symbol (†) were asset purchases.

2008 TLC Health Care Services, Inc. (“TLC”) Acquisition

During the three-month period ended March 31, 2009, the remaining $12.8 million of the purchase price that was in escrow in connection with the TLC acquisition for indemnification and working capital price adjustments was released and paid to the selling stockholders under the indemnification provisions of the TLC acquisition agreement. Additionally, we finalized our purchase accounting for the TLC acquisition during the three-month period ended March 31, 2009.

The following table summarizes, as of March 31, 2009, the estimated fair values of the TLC assets acquired and liabilities assumed on March 26, 2008 (amounts in millions):

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

See Note 2 of the financial statements included in our Form 10-K for additional details on our 2008 acquisitions.

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The following table summarizes the activity related to our goodwill and our other intangible assets, net as of and for the six-month period ended June 30, 2009 (amounts in millions):

		Other Intangible Assets, Net
	Goodwill	Certificates of Need and Licenses	Acquired Name of Business	Non-Compete Agreements & Reacquired Franchise Rights (1)	Total
Balances at December 31, 2008	$733.9	$32.7	$3.3	$6.4	$42.4
Additions	20.5	1.9	0.5	6.6	9.0
Adjustments related to acquisitions	(5.2)	7.4	-	-	7.4
Amortization	-	-	-	(1.5)	(1.5)

Balances at June 30, 2009	$749.2	$42.0	$3.8	$11.5	$57.3

(1)	The weighted-average amortization period of our non-compete agreements and reacquired franchise rights is 3.5 years.

During 2009, we adjusted goodwill by a net $5.2 million primarily in association with our completion of purchase accounting adjustments for our 2008 acquisition of TLC, where we allocated an additional $7.5 million to the estimated fair value of Medicare licenses acquired and decreased the estimated fair value of the deferred tax liability assumed by $2.9 million.

5. LONG-TERM OBLIGATIONS

Long-term debt, including capital lease obligations, consisted of the following for the periods indicated (amounts in millions):

	June 30, 2009	December 31, 2008
Senior Notes:
$35.0 million Series A Notes; semi-annual interest only payments; interest rate at 6.07% per annum; due March 25, 2013	$35.0	$35.0
$30.0 million Series B Notes; semi-annual interest only payments; interest rate at 6.28% per annum; due March 25, 2014	30.0	30.0
$35.0 million Series C Notes; semi-annual interest only payments; interest rate at 6.49% per annum; due March 25, 2015	35.0	35.0
Term Loan; $7.5 million principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (1.33% and 3.08% at June 30, 2009 and December 31, 2008, respectively); due March 26, 2013	112.5	127.5
$250.0 million Revolving Credit Facility; interest only quarterly payments; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (1.34% and 1.72% at June 30, 2009 and December 31, 2008, respectively); due March 26, 2013	11.0	80.5
Promissory notes	18.0	20.3
Capital leases	0.2	0.2

	241.7	328.5
Current portion of long-term obligations	(44.8)	(42.6)

Total	$196.9	$285.9

Our weighted-average interest rates for our five year Term Loan (the “Term Loan”) and our $250.0 million, five year Revolving Credit Facility (the “Revolving Credit Facility”) were as follows:

	For the three-month periods ended June 30,		For the six-month periods ended June 30,
	2009	2008	2009	2008
Term Loan	1.5%	4.4%	2.1%	4.5%
Revolving Credit Facility	1.6%	4.4%	1.7%	4.5%

As of June 30, 2009, our total leverage ratio (used to compute the margin and commitment fees, described in more detail in Note 5 of the financial statements included in our Form 10-K) was 1.0, our fixed charge coverage ratio was 2.4 and we were in compliance with the covenants associated with our long-term obligations.

The following table presents our availability under our $250.0 million Revolving Credit Facility as of June 30, 2009 (amounts in millions):

Total Revolving Credit Facility	$250.0
Less: outstanding revolving credit loans	(10.0)
Less: outstanding swingline loans	(1.0)
Less: outstanding letters of credit	(10.9)

Remaining availability under the Revolving Credit Facility	$228.1

See Note 5 of the financial statements included in our Form 10-K for additional details on our outstanding long-term obligations.

6. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages. We do not believe that these actions, when finally concluded and determined, will have a material impact on our consolidated financial condition, results of operations or cash flows.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and six-month periods ended June 30, 2009. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on February 17, 2009 (the “Form 10-K”), which are incorporated herein by this reference.

Unless otherwise provided, “Amedisys,” “we,” “us,” “our” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.

Overview

We are a leading provider of high-quality, low-cost home health services to the chronic, co-morbid, aging American population. Our services include home health and hospice services and approximately 87% of our revenue was derived from Medicare for the three and six-month periods ended June 30, 2009 and 2008. During the three and six-month period ended June 30, 2009, our net service revenue increased 20.9% or $65.2 and 36.9% or $193.9 million over the same periods in 2008; our diluted earnings per share increased 67.1% or by $0.51 per share and 63.8% or by $0.88 per share; and our cash flow from operations more than doubled to $130.3 million compared to $57.5 million during 2008. The following details our owned Medicare-certified agencies, which are located in 38 states within the United States, the District of Columbia and Puerto Rico. The agencies closed were consolidated with agencies servicing the same areas. See below for a more detailed description of what caused our results for the three and six-month periods to increase compared to the same periods in 2008.

	Owned and Operated Agencies
	Home health	Hospice
At December 31, 2008	480	48
Acquisitions	7	2
Start-ups	18	1
Closed	(7)	-

At June 30, 2009	498	51

Recent Developments

The United States Congress is currently working on legislation as part of the 2010 fiscal budget that could impact the amounts that we are paid by Medicare for services provided to Medicare eligible patients. As of the date of this filing, the legislation has not been finalized and thus we cannot estimate the impact of such potential changes but continue to monitor these actions closely.

Results of Operations

Our operating results may not be comparable for the periods presented, primarily as a result of our acquisition and start-up agencies.

When we refer to “base business,” we mean home health and hospice agencies that we have operated for at least the last twelve months; when we refer to “acquisitions,” we mean home health and hospice agencies that we acquired within the last twelve months; and when we refer to “start-ups,” we mean any home health or hospice agency opened by us in the last twelve months. Once an agency has been in operation for a twelve month period, the results for that particular agency are included as part of our base business from that date forward. When we refer to episodic-based revenue, admissions, recertifications or completed episodes, we mean home health revenue, admissions, recertifications or completed episodes of care for those payors that pay on an episodic-basis, which includes Medicare and other insurance carriers, including Medicare Advantage programs.

Three-Month Period Ended June 30, 2009 Compared to the Three-Month Period Ended June 30, 2008

Net Service Revenue

The following table summarizes our net service revenue growth (amounts in millions):

	For the three-month period ended June 30, 2009
	Base/Start-ups (2)	Acquisitions	Total	For the three-month period ended June 30, 2008
Home health revenue:
Medicare revenue	$299.3	$9.3	$308.6	$255.1
Non-Medicare, episodic-based revenue	28.7	0.4	29.1	21.1

Total episodic-based revenue	328.0	9.7	337.7	276.2
Non-Medicare revenue	16.4	0.6	17.0	18.6

	344.4	10.3	354.7	294.8

Hospice revenue:
Medicare revenue	21.1	0.9	22.0	16.5
Non-Medicare revenue	1.2	-	1.2	1.4

	22.3	0.9	23.2	17.9

Total revenue:
Medicare revenue	320.4	10.2	330.6	271.6
Non-Medicare revenue	46.3	1.0	47.3	41.1

	$366.7	$11.2	$377.9	$312.7

Internal episodic-based revenue growth (1)			19%	28%

(1)	Internal episodic-based revenue growth is the percent increase in our base/start-up episodic-based revenue for the period as a percent of the total episodic-based revenue of the prior period.
(2)	Our net service revenue for our base/start-up agencies of $366.7 million included $356.8 million from our base agencies and $9.9 million from our start-up agencies.

Our net service revenue increased $65.2 million from 2008 to 2009 and consisted of an increase of $54.0 million in our base/start-up agencies and $11.2 million from our acquisition agencies. The $54.0 million increase in our base/start-up agencies was primarily related to our internal episodic-based revenue, which increased by $51.8 million or 19% from 2008 to 2009, with 7% related to volume and 12% related to rate.

Our average episodic-based revenue per completed episode increased from $2,841 to $3,166 from 2008 to 2009 and was due primarily to the continued deployment of our therapy intensive specialty programs to more of our home health agencies, which are provided to our patients when medically necessary to achieve their desired outcomes.

Home Health Statistics

The following table summarizes our growth in total home health patient admissions:

	For the three-month period ended June 30, 2009
	Base/Start-ups	Acquisitions	Total	For the three-month period ended June 30, 2008
Admissions:
Medicare	49,947	2,594	52,541	48,745
Non-Medicare, episodic-based	5,596	72	5,668	4,816

Total episodic-based	55,543	2,666	58,209	53,561
Non-Medicare	8,530	413	8,943	9,865

	64,073	3,079	67,152	63,426

Internal episodic-based admission growth (1)			4%	13%

(1)	Internal episodic-based admission growth is the percent increase in our base/start-up episodic-based admissions for the period as a percent of the total episodic-based admissions of the prior period.

The following table summarizes our growth in total home health patient recertifications:

	For the three-month period ended June 30, 2009
	Base/Start-ups	Acquisitions	Total	For the three-month period ended June 30, 2008
Recertifications:
Medicare	46,551	839	47,390	43,065
Non-Medicare, episodic-based	4,084	33	4,117	3,171

Total episodic-based	50,635	872	51,507	46,236
Non-Medicare	5,398	128	5,526	5,803

	56,033	1,000	57,033	52,039

Internal episodic-based recertification growth (1)			10%	26%

(1)

Internal episodic-based recertification growth is the percent increase in our base/start-up episodic-based recertifications for the period as a percent of the total episodic-based recertifications of the prior period.

The following table summarizes our home health completed episodes:

	For the three-month period ended June 30, 2009
	Base/Start-ups	Acquisitions	Total	For the three-month period ended June 30, 2008
Completed Episodes:
Medicare	90,323	3,029	93,352	87,055
Non-Medicare, episodic-based	8,753	104	8,857	7,148

	99,076	3,133	102,209	94,203

Cost of Service, Excluding Depreciation and Amortization

Our cost of service consists of the following expenses incurred by our clinical and clerical personnel in our agencies:

•	salaries and related benefits (including health care insurance and workers’ compensation insurance);

•	transportation expenses (primarily reimbursed mileage at a standard rate); and

•	supplies and services expenses (including payments to contract therapists).

The following summarizes our cost of service, visit and cost per visit information:

	For the three-month period ended June 30, 2009
	Base/Start-ups	Acquisitions	Total	For the three-month period ended June 30, 2008
Cost of service (amounts in millions):
Home health	$160.7	$5.6	$166.3	$138.7
Hospice	11.5	0.6	12.1	10.1

	$172.2	$6.2	$178.4	$148.8

Home health:
Visits during the period:
Medicare	1,746,580	55,915	1,802,495	1,540,997
Non-Medicare, episodic-based	163,426	1,880	165,306	123,902

Total episodic-based	1,910,006	57,795	1,967,801	1,664,899
Non-Medicare	210,741	6,973	217,714	187,364

	2,120,747	64,768	2,185,515	1,852,263

Home health cost per visit (1)	$75.75	$87.54	$76.10	$74.91

(1)	We calculate home health cost per visit as home health cost of service divided by total home health visits during the period.

Of the $29.6 million increase in cost of service, $23.4 million is related to increased costs in our base/start-up agencies and $6.2 million is related to acquisitions. The $23.4 million in base/start-up business expenses consisted primarily of $23.0 million related to salaries, taxes and benefits. Typically, acquired agencies take up to 18 to 24 months to reach the labor efficiencies of existing operations.

General and Administrative Expenses, Provision for Doubtful Accounts, Depreciation and Amortization and Other Expense, net

The following table summarizes our general and administrative expenses, provision for doubtful accounts, depreciation and amortization expense and other expense, net (amounts in millions):

	For the three-month periods ended June 30,
	2009	2008
General and administrative expenses:
Salaries and benefits	$82.1	$72.8
Non-cash compensation	2.8	1.3
Other	42.4	40.0
Provision for doubtful accounts	5.7	5.7
Depreciation and amortization	6.9	5.4
Other expense, net	(2.0)	(5.0)

Salaries and benefits increased $9.3 million, which consisted of an increase of $7.3 million in base/start-up agency expenses and the inclusion of $2.0 million in acquisition agency expenses. These expenses primarily increased due to increased personnel costs for our field administrative staff necessitated by our internal growth and acquisitions.

Other expense, net changed $3.0 million primarily as a result of a decrease in interest expense of $2.5 million as we have reduced our outstanding debt by $137.5 million from June 30, 2008 to June 30, 2009 and our interest rate decreased.

Income Tax Expense

The following table summarizes our income tax expense and estimated income tax rate (amounts in millions, except for estimated income tax rate):

	For the three-month periods ended June 30,
	2009	2008
Income before income taxes	$57.6	$33.7
Income tax (expense)	(22.5)	(13.3)
Estimated income tax rate	39.0%	39.6%

The increase in income tax expense of $9.2 million is attributable to an increase in income before income taxes, which was offset by a decrease in the estimated income tax rate. The decrease in the estimated income tax rate was primarily attributable to the extension of Federal income tax credits created as a result of Hurricanes Katrina, Rita and Wilma by The Emergency Economic Stabilization Act of 2008.

Six-Month Period Ended June 30, 2009 Compared to the Six-Month Period Ended June 30, 2008

Net Service Revenue

The following table summarizes our net service revenue growth (amounts in millions):

	For the six-month period ended June 30, 2009
	Base/Start-ups	Acquisitions	Total	For the six-month period ended June 30, 2008
Home health revenue:
Medicare revenue	$513.1	$75.3	$588.4	$430.4
Non-Medicare, episodic-based revenue	49.7	4.2	53.9	36.0

Total episodic-based revenue	562.8	79.5	642.3	466.4
Non-Medicare revenue	26.0	7.9	33.9	28.6

	588.8	87.4	676.2	495.0

Hospice revenue:
Medicare revenue	34.8	6.3	41.1	28.6
Non-Medicare revenue	2.2	0.2	2.4	2.2

	37.0	6.5	43.5	30.8

Total revenue:
Medicare revenue (1)	547.9	81.6	629.5	459.0
Non-Medicare revenue	77.9	12.3	90.2	66.8

	$625.8	$93.9	$719.7	$525.8

Internal episodic-based revenue growth (1)			21%	27%

(1)

Internal episodic-based revenue growth is the percent increase in our base/start-up episodic-based revenue for the period as a percent of the total episodic-based revenue of the prior period. We expect this growth rate to be in the 15% range for the remainder of the year primarily due to our TLC Health Care Services, Inc. (“TLC”) agencies converting to base agencies beginning in the three-month period ended June 30, 2009. It is not unusual for acquired agencies to experience a slower revenue growth, even in the second year after converting to our operating systems and Point of Care network.

(2)	Our net service revenue for our base/start-up agencies of $625.8 million included $608.8 million from our base agencies and $17.0 million from our start-up agencies.

Our net service revenue increased $193.9 million from 2008 to 2009 and consisted of an increase of $100.0 million in our base/start-up agencies and $93.9 million from our acquisition agencies. The $100.0 million increase in our base/start-up agencies was primarily related to our internal episodic-based revenue, which increased by $96.4 million or 21% from 2008 to 2009, with 8% related to volume and 13% related to rate.

Our average episodic-based revenue per completed episode increased from $2,772 to $3,102 from 2008 to 2009 and was due primarily to the continued deployment of our therapy intensive specialty programs to more of our home health agencies and the inclusion of the TLC agencies, which have had historically higher average revenue per completed episode primarily due to their presence in higher wage index areas (i.e. the Western and Northeastern parts of the United States).

Home Health Statistics

The following table summarizes our growth in total home health patient admissions:

	For the six-month period ended June 30, 2009
	Base/Start-ups	Acquisitions	Total	For the six-month period ended June 30, 2008
Admissions:
Medicare	87,337	15,647	102,984	83,625
Non-Medicare, episodic-based	10,342	995	11,337	8,795

Total episodic-based	97,679	16,642	114,321	92,420
Non-Medicare	15,076	3,358	18,434	16,012

	112,755	20,000	132,755	108,432

Internal episodic-based admission growth (1)			6%	10%

(1)	Internal episodic-based admission growth is the percent increase in our base/start-up episodic-based admissions for the period as a percent of the total episodic-based admissions of the prior period.

The following table summarizes our growth in total home health patient recertifications:

	For the six-month period ended June 30, 2009
	Base/Start-ups	Acquisitions	Total	For the six-month period ended June 30, 2008
Recertifications:
Medicare	82,845	9,570	92,415	75,274
Non-Medicare, episodic-based	7,323	533	7,856	5,426

Total episodic-based	90,168	10,103	100,271	80,700
Non-Medicare	8,913	2,382	11,295	9,939

	99,081	12,485	111,566	90,639

Internal episodic-based recertification growth (1)			12%	29%

(1)

Internal episodic-based recertification growth is the percent increase in our base/start-up episodic-based recertifications for the period as a percent of the total episodic-based recertifications of the prior period.

The following table summarizes our home health completed episodes:

	For the six-month period ended June 30, 2009
	Base/Start-ups	Acquisitions	Total	For the six-month period ended June 30, 2008
Completed Episodes:
Medicare	157,546	23,896	181,442	147,394
Non-Medicare, episodic-based	15,684	1,382	17,066	12,104

Total episodic-based	173,230	25,278	198,508	159,498

Cost of Service, Excluding Depreciation and Amortization

The following summarizes our cost of service, visit and cost per visit information:

	For the six-month period ended June 30, 2009
	Base/Start-ups	Acquisitions	Total	For the six-month period ended June 30, 2008
Cost of service (amounts in millions):
Home health	$274.9	$45.0	$319.9	$231.2
Hospice	20.4	3.2	23.6	18.3

	$295.3	$48.2	$343.5	$249.5

Home health:
Visits during the period:
Medicare	3,031,037	444,135	3,475,172	2,624,307
Non-Medicare, episodic-based	291,207	23,987	315,194	214,778

Total episodic-based	3,322,244	468,122	3,790,366	2,839,085
Non-Medicare	331,951	82,118	414,069	294,135

	3,654,195	550,240	4,204,435	3,133,220

Home health cost per visit (1)	$75.21	$81.86	$76.08	$73.81

(1)	We calculate home health cost per visit as home health cost of service divided by total home health visits during the period.

Of the $94.0 million increase in cost of service, $45.8 million is related to increased costs in our base/start-up agencies and $48.2 million is related to acquisitions. The $45.8 million in base/start-up business expenses consisted primarily of $43.9 million related to salaries, taxes and benefits and $2.0 million related to travel and training.

Our cost per visit increased from $73.81 in 2008 to $76.08 in 2009. The primary reason for the increase relates to our 2008 acquired agencies, which have higher wage indexes compared to our base agencies. Our 2008 acquired agencies are generally located in states that have higher labor costs and have higher numbers of visiting staff, who typically are paid on a salary basis compared to a per visit basis. Our cost per visit associated with our base/start-up agencies has increased as the majority of our 2008 acquired agencies are now categorized as base agencies beginning in the second quarter of 2009. As we transition the visiting staff to our pay per visit model, we expect the cost per visit associated with our base/start-up agencies to be more consisted with historical rates. Typically, acquired agencies take up to 18 to 24 months to reach the labor efficiencies of existing operations.

General and Administrative Expenses, Provision for Doubtful Accounts, Depreciation and Amortization and Other Expense, net

The following table summarizes our general and administrative expenses, provision for doubtful accounts, depreciation and amortization expense and other expense, net (amounts in millions):

	For the six-month periods ended June 30,
	2009	2008
General and administrative expenses:
Salaries and benefits	$155.1	$118.7
Non-cash compensation	4.9	2.3
Other	84.7	69.5
Provision for doubtful accounts	11.9	9.3
Depreciation and amortization	13.2	9.8
Other expense, net	(4.6)	(5.7)

Salaries and benefits increased $36.4 million, which consisted of an increase of $20.6 million in base/start-up agency expenses and the inclusion of $15.8 million in acquisition agency expenses. These expenses primarily increased due to increased personnel costs for our field administrative staff necessitated by our internal growth and acquisitions.

Other general and administrative expenses increased $15.2 million, which consisted of an increase of $7.8 million in base/start-up agency expenses and the inclusion of $7.4 million in acquisition agency expenses. The $7.8 million increase in our base/start-up agency expenses primarily included an increase in our corporate office expenses, which was necessitated by our continued development of our corporate infrastructure needed to support our growing number of agencies.

Income Tax Expense

The following table summarizes our income tax expense and estimated income tax rate (amounts in millions, except for estimated income tax rate):

	For the six-month periods ended June 30,
	2009	2008
Income before income taxes	$101.9	$60.9
Income tax (expense)	(39.7)	(24.1)
Estimated income tax rate	39.0%	39.6%

The increase in income tax expense of $15.6 million is attributable to an increase in income before income taxes, which was offset by a decrease in the estimated income tax rate. The decrease in the estimated income tax rate was primarily attributable to the extension of Federal income tax credits created as a result of Hurricanes Katrina, Rita and Wilma by The Emergency Economic Stabilization Act of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for Six-Month Period Ended June 30, 2009 Compared to the Six-Month Period Ended June 30, 2008

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the six-month periods ended June 30,
	2009	2008
Cash provided by operating activities	$130.3	$57.6
Cash (used in) investing activities	(41.4)	(459.8)
Cash (used in) provided by financing activities	(90.8)	347.7

Net (decrease) in cash and cash equivalents	(1.9)	(54.5)
Cash and cash equivalents at beginning of period	2.8	56.2

Cash and cash equivalents at end of period	$0.9	$1.7

Cash provided by operating activities increased $72.7 million during 2009 compared to 2008, primarily as a result of a changes in net income, patient accounts receivable, accounts payable and accrued expenses, with patient accounts receivable having the most significant impact during 2009 compared to 2008. See “Outstanding Patient Accounts Receivable” below for further details on our change in outstanding patient accounts receivable.

Cash used in investing activities decreased $418.4 million during 2009 compared to 2008. Our cash flow needs for our investing activities were greater during the six-month period ended June 30, 2008 primarily due to our acquisition of TLC and Family Home Health Care, Inc. & Comprehensive Home Healthcare Services, Inc. which totaled $437.4 million.

Cash used in financing activities increased $438.5 million during 2009 compared to 2008, primarily due to a decrease in proceeds from the issuance of long-term obligations as a result of the debt incurred in connection with the TLC acquisition during the six-month period ended June 30, 2008 and an increase of in principal payments of our long-term obligations during the six-month period ended June 30, 2009.

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program; however, from time to time, we can and do obtain additional sources of liquidity through sales of our equity or by incurrence of additional indebtedness. As of June 30, 2009, we had $0.9 million in cash and cash equivalents, $228.1 million in availability under our $250.0 million Revolving Credit Facility and the potential issuance of $250.0 million of any combination of preferred and common stock, under our effective shelf registration statement.

During 2009, we made $15.1 million in routine capital expenditures, which primarily included equipment and furniture and computer software. Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements over the next twelve months and into the foreseeable future.

As we manage our liquidity needs to meet our operating forecasts, debt service requirements and our acquisition and start-up activities, we are monitoring the creditworthiness and solvency of our syndicate of banks that provide the availability of credit under our Revolving Credit Facility as well as the status of the overall equity and credit markets. This monitoring process has become more critical over the past several quarters as several financial institutions have either failed or have been acquired, there has been a severe lack of funds in the credit markets and the equity market has seen significant decreases in value and liquidity, as discussed in the risk factors incorporated herein by reference. As of the date of this filing, we do not believe the availability of funds under our Revolving Credit Facility is at risk; however, we continue to monitor our syndicate of banks in light of current credit market conditions. If the availability under our current Revolving Credit Facility decreases, we may need to consider adjusting our strategy to meet our operating forecasts, debt service requirements and acquisition and start-up activity needs.

Outstanding Patient Accounts Receivable

Our patient accounts receivable, net decreased $21.4 million from December 31, 2008 to June 30, 2009 primarily due to $736.1 million in cash collections, which was offset by $719.7 million in net service revenue.

Our days revenue outstanding, net at June 30, 2009 decreased 10.3 days to 36.9 from December 31, 2008. During the six month-period ended June 30, 2009 we were able to make significant progress on our outstanding accounts receivable associated with our

2008 acquisitions, which inherently are subject to regulatory and internal delays associated with the conversion process. Additionally, our days revenue outstanding, net improved during the three month-period ended June 30, 2009 due to a $33.0 million increase in cash collections during the quarter as compared to the cash collections during the three month-period ended December 31, 2008.

Our patient accounts receivable includes unbilled receivables, which are aged based upon our initial service date. At June 30, 2009, the unbilled patient accounts receivable, as a percentage of gross patient accounts receivable, was 18.9%, or $36.4 million compared to 23.0% or $48.3 million at December 31, 2008. We monitor unbilled receivables on an agency by agency basis to ensure that all efforts are made to bill claims within timely filing deadlines. The timely filing deadlines vary by state for Medicaid and among insurance companies. As of June 30, 2009, agencies acquired during the past twelve months represented $3.8 million or 10.5% of our unbilled accounts receivable compared to $17.0 million or 35.1% as of December 31, 2008.

Our provision for estimated revenue adjustments (which is deducted from our service revenue to determine net service revenue) and provision for doubtful accounts were as follows for the periods indicated:

	For the three-month periods ended June 30,		For the six-month periods ended June 30,
	2009	2008	2009	2008
Provision for estimated revenue adjustments	$1.9	$1.4	$4.0	$2.2
Provision for doubtful accounts	5.7	5.7	11.9	9.3

Total	$7.6	$7.1	$15.9	$11.5

As a percent of revenue	2.0%	2.3%	2.2%	2.2%

The following schedule details our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding, net):

	0-90	91-180	181-365	Over 365	Total
At June 30, 2009 (1):
Medicare patient accounts receivable, net (2)	$87.8	$23.6	$6.9	$1.1	$119.4

Other patient accounts receivable:
Medicaid	5.8	3.3	4.2	3.0	16.3
Private (3)	19.4	11.7	12.4	5.9	49.4

Total	$25.2	$15.0	$16.6	$8.9	$65.7

Allowance for doubtful accounts (4)					(30.8)

Non-Medicare patient accounts receivable, net					$34.9

Total patient accounts receivable, net					$154.3

Days revenue outstanding, net (5)					36.9

	0-90	91-180	181-365	Over 365	Total
At December 31, 2008 (1):
Medicare patient accounts receivable, net (2)	$91.0	$30.2	$8.2	$0.3	$129.7

Other patient accounts receivable:
Medicaid	7.8	5.0	6.0	2.0	20.8
Private (3)	21.0	14.4	14.2	2.7	52.3

Total	$28.8	$19.4	$20.2	$4.7	$73.1

Allowance for doubtful accounts (4)					(27.1)

Non-Medicare patient accounts receivable, net					$46.0

Total patient accounts receivable, net					$175.7

Days revenue outstanding, net (5)					47.2

(1)

Our patient accounts receivable include unbilled amounts of $36.4 million and $48.3 million as of June 30, 2009 and December 31, 2008, respectively, which have been aged based upon initial service date. Additionally, we have fully provided for both our Medicare and other patients accounts receivable that are aged over 360 days.

(2)

The following table summarizes the activity and ending balances in our estimated revenue adjustments (amounts in millions), which is recorded to reduce our Medicare outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the six-month period ended June 30, 2009	For the year-ended December 31, 2008
Balance at beginning of period	$7.2	$3.6
Provision for estimated revenue adjustments	4.0	6.4
Write offs	(3.4)	(3.2)
Acquired through acquisitions	-	0.4

Balance at end of period	$7.8	$7.2

Our estimated revenue adjustments were 6.1% and 5.3% of our outstanding Medicare patient accounts receivable at June 30, 2009 and December 31, 2008, respectively.

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

	For the six-month period ended June 30, 2009	For the year-ended December 31, 2008
Balance at beginning of period	$27.1	$13.0
Provision for doubtful accounts	11.9	24.0
Write offs	(8.4)	(13.1)
Acquired through acquisitions	0.2	3.2

Balance at end of period	$30.8	$27.1

Our allowance for doubtful accounts was 46.9% and 37.0% of our outstanding Medicaid and Private patient accounts receivable at June 30, 2009 and December 31, 2008, respectively.

(5)

Our calculation of days revenue outstanding, net is derived by dividing our ending net patient accounts receivable (i.e. net of estimated revenue adjustments and allowance for doubtful accounts) at June 30, 2009 and December 31, 2008 by our average daily net patient revenue for the three-month periods ended June 30, 2009 and December 31, 2008, respectively.

Indebtedness

Our weighted-average interest rates for our five year Term Loan (the “Term Loan”) and our $250.0 million, five year Revolving Credit Facility (the “Revolving Credit Facility”) were as follows:

	For the three-month periods ended June 30,		For the six-month periods ended June 30,
	2009	2008	2009	2008
Term Loan	1.5%	4.4%	2.1%	4.5%
Revolving Credit Facility	1.6%	4.4%	1.7%	4.5%

As of June 30, 2009, our total leverage ratio (used to compute the margin and commitment fees, described in more detail in Note 5 of our Form 10-K) was 1.0, our fixed charge coverage ratio was 2.4 and we were in compliance with the covenants associated with our long-term obligations.

The following table presents our availability under our $250.0 million Revolving Credit Facility as of June 30, 2009 (amounts in millions):

Total Revolving Credit Facility	$250.0
Less: outstanding revolving credit loans	(10.0)
Less: outstanding swingline loans	(1.0)
Less: outstanding letters of credit	(10.9)

Remaining availability under the Revolving Credit Facility	$228.1

See Note 5 of the financial statements included in our Form 10-K for additional details on our outstanding long-term obligations.

Inflation

We do not believe that inflation has significantly impacted our results of operations.

Critical Accounting Policies

See Part II, Item 7 — Critical Accounting Policies and our consolidated financial statements and related notes in Part IV, Item 15 of our Form 10-K, for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. These critical accounting policies include revenue recognition; patient accounts receivable; insurance; goodwill and intangible assets; and income taxes. There have not been any changes to our significant accounting policies or their application, thereof since we filed our Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Primarily as a result of our borrowings to effect the TLC acquisition, we are now exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility and Term Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows will be exposed to changes in interest rates. The weighted-average interest rates for our Term Loan and our Revolving Credit Facility were as follows for the periods indicated below:

	For the three-month periods ended June 30,		For the six-month periods ended June 30,
	2009	2008	2009	2008
Term Loan	1.5%	4.4%	2.1%	4.5%
Revolving Credit Facility	1.6%	4.4%	1.7%	4.5%

A 1.0% interest rate increase would increase interest expense by approximately $1.2 million annually.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2009, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009, the end of the period covered by this Quarterly Report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 6 to the condensed consolidated financial statements for information concerning our legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the Risk Factors included in Part I, “Item 1A. — “Risk Factors” of our Annual Report on Form 10-K. These Risk Factors could materially impact our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely impact our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended June 30, 2009:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Share (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 to April 30, 2009 (1)	1,164	$27.40	-	-
May 1, 2009 to May 31, 2009	-	$-	-	-
June 1, 2009 to June 30, 2009	-	$-	-	-

Total	1,164	$27.40	-	-

(1)

Represents shares of common stock surrendered to us by certain employees to satisfy tax withholding obligations in connection with the vesting of non-vested stock previously awarded to such employees under our 2008 Omnibus Incentive Compensation Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 2009, the following matters were submitted by us to a vote of our security holders at our 2009 Annual Meeting of Stockholders held on June 4, 2009.

(1)	Election of seven members to our Board of Directors, each for a one-year term expiring at the later of the 2010 Annual Meeting of our stockholders or upon his successor being elected and qualified:

	FOR	WITHHELD
William F. Borne	22,463,631	1,113,502
Larry R. Graham	22,486,683	1,090,450
Ronald A. LaBorde	22,093,154	1,483,979
Jake L. Netterville	22,094,034	1,483,099
David R. Pitts	22,080,070	1,497,063
Peter F. Ricchiuti	22,071,490	1,505,643
Donald A. Washburn	22,829,285	747,848

(2)	A proposal to ratify the appointment KPMG LLP as our independent registered public accountants for the fiscal year ending December 31, 2009:

For	21,917,271
Against	1,637,911
Abstain	21,950
Broker non-votes	-

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits marked with the cross symbol (†) are filed and the exhibits marked with the double cross symbol (††) are furnished with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
2.1	Purchase and Sale Agreement dated February 18, 2008, by and among Amedisys, Inc., Amedisys TLC Acquisition, L.L.C., TLC Health Services, Inc., TLC Holdings I, Corp. (“Holdco”) and the securityholders of TLC and Holdco	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	2.1

2.2	First Amendment to Purchase and Sale Agreement dated March 25, 2008, by and among Amedisys, Inc., Amedisys TLC Acquisition, L.L.C., TLC Health Services, Inc., Holdco and Arcapita Inc., as Sellers’ Representative on behalf of the securityholders of TLC and Holdco	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	2.2

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through October 25, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed on August 20, 2007	333-145582	4.8

4.2.1	Shareholder Rights Agreement	The Company’s Current Report on Form 8-K filed June 16, 2000, and the Company’s Registration Statement on Form 8-A12G filed June 16, 2000	0-24260	4

4.2.2	Amendment No. 1 to Shareholder Rights Agreement, dated as of July 26, 2006	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006	0-24260	4.1

4.3	Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C. and the Purchasers identified on Schedule A thereto, relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 6.07% Series A Senior Notes due March 25, 2013 (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

4.4	Form of Series A Note due March 25, 2013 (attached as Exhibit 1 to the Note Purchase Agreement incorporated by reference as Exhibit 4.3 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
4.5	Form of Series B Note due March 25, 2014 (attached as Exhibit 2 to the Note Purchase Agreement incorporated by reference as Exhibit 4.3 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

4.6	Form of Series C Note due March 25, 2015 (attached as Exhibit 3 to the Note Purchase Agreement incorporated by reference as Exhibit 4.3 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

†31.1	Certification of William F. Borne, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification William F. Borne, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2	Certification Dale E. Redman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††101.INS	XBRL Instance

††101.SCH	XBRL Taxonomy Extension Schema

††101.CAL	XBRL Taxonomy Extension Calculation

††101.LAB	XBRL Taxonomy Extension Labels

††101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMEDISYS, INC.
(Registrant)

By:	/s/ Dale E. Redman
Dale E. Redman
Chief Financial Officer and Duly Authorized Officer

DATE: July 28, 2009

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed and the exhibits marked with the double cross symbol (††) are furnished with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
2.1	Purchase and Sale Agreement dated February 18, 2008, by and among Amedisys, Inc., Amedisys TLC Acquisition, L.L.C., TLC Health Services, Inc., TLC Holdings I, Corp. (“Holdco”) and the securityholders of TLC and Holdco	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	2.1

2.2	First Amendment to Purchase and Sale Agreement dated March 25, 2008, by and among Amedisys, Inc., Amedisys TLC Acquisition, L.L.C., TLC Health Services, Inc., Holdco and Arcapita Inc., as Sellers’ Representative on behalf of the securityholders of TLC and Holdco	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	2.2

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through October 25, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed on August 20, 2007	333-145582	4.8

4.2.1	Shareholder Rights Agreement	The Company’s Current Report on Form 8-K filed June 16, 2000, and the Company’s Registration Statement on Form 8-A12G filed June 16, 2000	0-24260	4

4.2.2	Amendment No. 1 to Shareholder Rights Agreement, dated as of July 26, 2006	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006	0-24260	4.1

4.3	Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C. and the Purchasers identified on Schedule A thereto, relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 6.07% Series A Senior Notes due March 25, 2013 (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

4.4	Form of Series A Note due March 25, 2013 (attached as Exhibit 1 to the Note Purchase Agreement incorporated by reference as Exhibit 4.3 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
4.5	Form of Series B Note due March 25, 2014 (attached as Exhibit 2 to the Note Purchase Agreement incorporated by reference as Exhibit 4.3 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

4.6	Form of Series C Note due March 25, 2015 (attached as Exhibit 3 to the Note Purchase Agreement incorporated by reference as Exhibit 4.3 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

†31.1	Certification of William F. Borne, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification William F. Borne, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2	Certification Dale E. Redman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††101.INS	XBRL Instance

††101.SCH	XBRL Taxonomy Extension Schema

††101.CAL	XBRL Taxonomy Extension Calculation

††101.LAB	XBRL Taxonomy Extension Labels

††101.PRE	XBRL Taxonomy Extension Presentation