Form 10-Q
period 2009-09-30
AMEDISYS INC
filed 2009-10-27
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 27,963,990 shares outstanding as of October 22, 2009.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS AND AVAILABLE INFORMATION

Special Caution Concerning Forward-Looking Statements

When included in this Quarterly Report on Form 10-Q, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to the following: changes in Medicare and other medical payment levels, our ability to open agencies, acquire additional agencies and integrate and operate these agencies effectively, changes in or our failure to comply with existing Federal and State laws or regulations or the inability to comply with new government regulations on a timely basis, competition in the home health industry, changes in the case mix of patients and payment methodologies, changes in estimates and judgments associated with critical accounting policies, our ability to maintain or establish new patient referral sources, our ability to attract and retain qualified personnel, changes in payments and covered services due to the economic downturn and deficit spending by Federal and state governments, future cost containment initiatives undertaken by third-party payors, our access to financing due to the volatility and disruption of the capital and credit markets, our ability to meet debt service requirements and comply with covenants in debt agreements, business disruptions due to natural disasters or acts of terrorism, our ability to integrate and manage our information systems and various other matters, many of which are beyond our control.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$45,160	$2,847
Patient accounts receivable, net of allowance for doubtful accounts of $28,352 and $27,052	141,011	175,698
Prepaid expenses	9,199	8,086
Other current assets	5,539	7,719

Total current assets	200,909	194,350
Property and equipment, net of accumulated depreciation of $54,192 and $39,208	87,021	79,258
Goodwill	765,137	733,881
Intangible assets, net of accumulated amortization of $10,648 and $7,944	57,361	42,388
Other assets, net	20,512	20,317

Total assets	$1,130,940	$1,070,194

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$18,999	$18,652
Accrued expenses	158,527	134,049
Obligations due Medicare	4,618	4,631
Current portion of long-term obligations	43,779	42,632
Current portion of deferred income taxes	6,661	4,663

Total current liabilities	232,584	204,627
Long-term obligations, less current portion	179,440	285,942
Deferred income taxes	24,114	11,548
Other long-term obligations	8,654	5,959

Total liabilities	444,792	508,076

Commitments and Contingencies - Note 6
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 60,000,000 shares authorized; 28,034,474 and 27,191,946 shares issued; and 27,922,432 and 27,083,231 shares outstanding	28	27
Additional paid-in capital	351,582	326,120
Treasury stock at cost, 112,042 and 108,715 shares of common stock	(735)	(617)
Accumulated other comprehensive loss	(36)	(447)
Retained earnings	334,296	236,252

Total Amedisys, Inc. stockholders’ equity	685,135	561,335
Noncontrolling interests	1,013	783

Total equity	686,148	562,118

Total liabilities and equity	$1,130,940	$1,070,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands, except per share data)

(Unaudited)

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,
	2009	2008	2009	2008
Net service revenue	$388,257	$321,561	$1,107,987	$847,319
Cost of service, excluding depreciation and amortization	183,619	151,122	527,096	400,644
General and administrative expenses:
Salaries and benefits	87,260	72,124	242,340	190,823
Non-cash compensation	820	1,923	5,740	4,244
Other	43,765	40,641	128,456	110,146
Provision for doubtful accounts	4,578	6,228	16,481	15,505
Depreciation and amortization	7,481	5,885	20,682	15,728

Operating expenses	327,523	277,923	940,795	737,090

Operating income	60,734	43,638	167,192	110,229
Other (expense) income:
Interest income	28	200	161	938
Interest expense	(2,682)	(5,033)	(9,094)	(11,607)
Miscellaneous, net	979	(186)	2,699	(9)

Total other expense	(1,675)	(5,019)	(6,234)	(10,678)

Income before income taxes	59,059	38,619	160,958	99,551
Income tax expense	(23,033)	(15,144)	(62,774)	(39,253)

Net income	36,026	23,475	98,184	60,298
Net (income) loss attributable to noncontrolling interests	(86)	18	(140)	43

Net income attributable to Amedisys, Inc.	$35,940	$23,493	$98,044	$60,341

Net income attributable to Amedisys, Inc. common stockholders:
Basic	$1.31	$0.88	$3.62	$2.29

Diluted	$1.29	$0.87	$3.55	$2.25

Weighted average shares outstanding:
Basic	27,340	26,556	27,106	26,363

Diluted	27,912	27,018	27,615	26,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the nine-month periods ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net income	$98,184	$60,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,682	15,728
Provision for doubtful accounts	16,481	15,505
Non-cash compensation	5,740	4,244
401(k) employer match	13,827	8,726
Loss on disposal of property and equipment	593	611
Deferred income taxes	11,677	17,939
Write off of deferred debt issuance costs	-	406
Equity in earnings of unconsolidated joint ventures	(1,721)	(557)
Amortization of deferred debt issuance costs	1,182	813
Return on equity investment	625	187
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	18,155	(54,829)
Other current assets	1,415	(3,223)
Other assets	1,930	(211)
Accounts payable	3,572	(13,501)
Accrued expenses	23,885	36,661
Other long-term obligations	2,695	(1,963)

Net cash provided by operating activities	218,922	86,834

Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	956	600
Proceeds from the sale of property and equipment	41	13
Purchases of deferred compensation plan assets	(3,064)	(1,761)
Purchases of property and equipment	(25,998)	(20,610)
Acquisitions of businesses, net of cash acquired	(31,492)	(447,082)
Acquisitions of reacquired franchise rights	(5,214)	-

Net cash (used in) investing activities	(64,771)	(468,840)

Cash Flows from Financing Activities:
Outstanding checks in excess of bank balance	(3,422)	4,542
Proceeds from issuance of stock upon exercise of stock options and warrants	966	2,757
Proceeds from issuance of stock to employee stock purchase plan	4,081	2,665
Tax benefit from stock option exercises	847	2,764
Proceeds from Revolving Line of Credit	50,200	183,700
Repayments of Revolving Line of Credit	(130,700)	(81,700)
Proceeds from issuance of long-term obligations	-	250,000
Payment of deferred financing fees	-	(8,124)
Principal payments of long-term obligations	(33,810)	(25,124)

Net cash (used in) provided by financing activities	(111,838)	331,480

Net increase (decrease) in cash and cash equivalents	42,313	(50,526)
Cash and cash equivalents at beginning of period	2,847	56,190

Cash and cash equivalents at end of period	$45,160	$5,664

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$9,885	$10,406

Cash paid for income taxes, net of refunds received	$47,135	$18,783

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
Notes payable issued for acquisitions	$8,455	$6,688

Notes payable issued for software licenses	$-	$2,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Amedisys, Inc., a Delaware corporation, and its consolidated subsidiaries (“Amedisys,” “we,” “us,” or “our”) are a multi-state provider of home health and hospice services with approximately 88% of our net service revenue derived from Medicare for the three and nine-month periods ended September 30, 2009 compared to 87% for the same periods in 2008. As of September 30, 2009, we had 508 Medicare-certified home health and 61 Medicare-certified hospice agencies in 38 states within the United States, the District of Columbia and Puerto Rico.

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

We have evaluated all events or transactions that occurred from September 30, 2009 through October 27, 2009, the date our financial statements were issued. During this period, we did not have any material recognizable subsequent events.

Use of Estimates

Our accounting and reporting policies conform with U.S. GAAP. In preparing the unaudited condensed consolidated financial statements, we are required to make estimates and assumptions that impact the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Reclassifications and Comparability

Certain reclassifications have been made to prior periods’ financial statements in order to conform them to the current period’s presentation. In accordance with U.S. GAAP, we have changed the name of minority interests to noncontrolling interests for all periods presented. Additionally, noncontrolling interests is included as part of our total reported equity in the accompanying condensed consolidated balance sheets and we have reordered the presentation of such amounts in the condensed consolidated income statements.

Additionally, we adopted the revised U.S. GAAP guidance on business combinations as of January 1, 2009, which amended the requirements of how to account for business combinations, by requiring the expensing of most acquisition related costs associated with an acquisition as opposed to including them as part of the purchase price. As a result, we expensed approximately $0.1 million and $0.4 million in acquisition related transaction costs during the three and nine-month periods ended September 30, 2009, respectively in other general and administrative expenses in our condensed consolidated income statement. This compares to $0.2 million and $3.5 million in such costs that were included in the purchase price of acquisitions that occurred during the three and nine-month periods ended September 30, 2008, respectively.

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

Equity Investments

We consolidate subsidiaries and/or joint ventures when the entity is a variable interest entity and we are the primary beneficiary as defined in U.S. GAAP or if we have controlling interests in the entity, which is generally ownership in excess of 50%. Third party equity interests in our consolidated joint ventures are reflected as noncontrolling interests in our condensed consolidated financial statements.

For subsidiaries or joint ventures in which we do not have a controlling interest or for which we are not the primary beneficiary, we record such investments under the equity method of accounting.

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

We make adjustments to Medicare revenue on completed episodes to reflect differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We estimate the impact of such payment adjustments based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record this estimate during the period in which services are rendered as an estimated revenue adjustment and a corresponding reduction to patient accounts receivable. Therefore, we believe that our reported net service revenue and patient accounts receivable will be the net amounts to be realized from Medicare for services rendered. During the three and nine-month periods ended September 30, 2009, we recorded $1.9 million and $5.9 million, respectively, in estimated revenue adjustments to Medicare revenue as compared to $1.9 million and $4.1 million during the three and nine-month periods ended September 30, 2008, respectively.

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of September 30, 2009 and 2008, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was included as a reduction to our outstanding patient accounts receivable in our condensed consolidated balance sheets for such periods, since only a nominal amount represents cash collected in advance of providing services.

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

Additionally, as Medicare is subject to an inpatient cap limit and an overall payment cap, we monitor our provider numbers and estimate amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and increase other accrued liabilities. We have received notice from CMS that we have exceeded the overall payment cap for the fiscal year ended October 31, 2007 by $0.1 million, which we had previously accrued. As of September 30, 2009 we had paid the amount due and had no other amounts accrued for estimated amounts due back to Medicare. We believe that our estimates of such adjustments are reasonable, thus we believe our revenue and patients accounts receivable are recorded at amounts that will be ultimately realized.

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

Patient Accounts Receivable

Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. We believe there is a certain level of credit risk associated with non-Medicare payors. To provide for our non-Medicare patient accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying amount to its estimated net realizable value. We believe the credit risk associated with our Medicare accounts, which represent 76% and 74% of our net patient accounts receivable at September 30, 2009 and December 31, 2008, respectively, is limited due to (i) our historical collection rate of over 99% from Medicare and (ii) the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable, which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. There is no other single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables, and thus we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable.

We fully reserve for accounts, which are aged at 360 days or greater. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible.

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

Non-Medicare Home Health and Hospice

For our non-Medicare patients, our pre-billing process primarily begins with verifying a patient’s eligibility for services with the applicable payor. Once the patient has been confirmed for eligibility, we will provide services to the patient and bill the applicable payor based on either the contracted rates or expected payment rates, which are based on our historical experience. We estimate an allowance for doubtful accounts to reduce the carrying amount of the receivables to the amounts we estimate will be ultimately collected. Our review and evaluation of non-Medicare accounts includes a detailed review of outstanding balances and special consideration to concentrations of receivables from particular payors or groups of payors with similar characteristics that would subject us to any significant credit risk. Where such groups have been identified, we have given special consideration to both the billing methodology and evaluation of the ultimate collectibility of the accounts. In addition, the amount of the allowance for doubtful accounts is based upon our assessment of historical and expected collections, business and economic conditions, trends in payment and an evaluation of collectibility based upon the date that the service was provided. Based upon our best judgment, we believe the allowance for doubtful accounts adequately provides for accounts that will not be collected due to credit risk.

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and fair value differ (amounts in millions):

		Fair Value at Reporting Date Using
Financial Instrument	As of September 30, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations, excluding capital leases	$223.0	$-	$212.6	$-

The estimates of the fair value of our long-term debt are based upon a discounted present value analysis of future cash flows. Due to the existing uncertainty in the capital and credit markets, the actual rates that would be obtained to borrow under similar conditions could materially differ from the estimates we have used.

The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The three levels of inputs are as follows:

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

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,
	2009	2008	2009	2008
Weighted average number of shares outstanding - basic	27,340	26,556	27,106	26,363
Effect of dilutive securities:
Stock options	201	303	208	330
Warrants	-	38	-	39
Non-vested stock and stock units	371	121	301	103

Weighted average number of shares outstanding - diluted	27,912	27,018	27,615	26,835

The following table sets forth shares that were anti-dilutive to the computation of diluted net income per common share (amounts in thousands):

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,
	2009	2008	2009	2008
Anti-dilutive securities	1	-	4	15

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board issued guidance which divides nongovernmental U.S. GAAP into the authoritative Codification and guidance that is nonauthoritative. The Codification is not intended to change U.S. GAAP; however, it does significantly change the way in which accounting literature is organized and because it completely replaces existing standards, it will affect the way U.S. GAAP is referenced by most companies in their financial statements and accounting policies. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have an impact on our consolidated financial statements.

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

Summary of 2009 Acquisitions

The following table presents details of our acquisitions (dollars in millions):

			Purchase Price		Purchase Price Allocation			Number of Agencies
(1)	Date	Acquired Entity (location of assets)	Cash	Promissory Note	Goodwill	Other Intangible Assets	Other Assets (Liabilities), Net	Home Health	Hospice	Number of States
†	July 31, 2009	Winyah Community Hospice Care (South Carolina) and Allcare Hospice (Mississippi)	$12.3	$4.6	$15.7	$1.4	$(0.2)	-	10	2
†	June 15, 2009	Jackson, Mississippi agency	2.5	-	2.2	0.3	-	1	-	1
†	April 1, 2009	Upper Chesapeake Health System and St. Joseph Medical Center (Baltimore, Maryland)	9.2	2.3	10.7	1.0	(0.2)	1	1	1
†	March 12, 2009	White River Health System (Batesville, Arkansas)	3.2	-	2.6	0.7	(0.1)	3	1	1
†	February 3, 2009	Arizona Home Rehabilitation and Health Care and Yuma Home Care (Yuma, Arizona)	4.3	1.5	5.0	0.8	-	2	-	1

			$31.5	$8.4	$36.2	$4.2	$(0.5)	7	12

(1)	The acquisitions marked with the cross symbol (†) were asset purchases.

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

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The following table summarizes the activity related to our goodwill and our other intangible assets, net, as of and for the nine-month period ended September 30, 2009 (amounts in millions):

		Other Intangible Assets, Net
	Goodwill	Certificates of Need and Licenses	Acquired Name of Business	Non-Compete Agreements & Reacquired Franchise Rights (1)	Total
Balances at December 31, 2008	$733.9	$32.7	$3.3	$6.4	$42.4
Additions	36.2	2.3	1.3	6.8	10.4
Adjustments related to acquisitions	(5.0)	7.4	-	(0.1)	7.3
Amortization	-	-	-	(2.7)	(2.7)

Balances at September 30, 2009	$765.1	$42.4	$4.6	$10.4	$57.4

(1)	The weighted-average amortization period of our non-compete agreements and reacquired franchise rights is 3.4 and 3.3 years, respectively.

During 2009, we adjusted goodwill by a net $5.0 million primarily in association with our completion of purchase accounting adjustments for our 2008 acquisition of TLC, where we allocated an additional $7.5 million to the estimated fair value of Medicare licenses acquired and decreased the estimated fair value of the deferred tax liability assumed by $2.9 million.

5. LONG-TERM OBLIGATIONS

Long-term debt, including capital lease obligations, consisted of the following for the periods indicated (amounts in millions):

	September 30, 2009	December 31, 2008
Senior Notes:
$35.0 million Series A Notes; semi-annual interest only payments; interest rate at 6.07% per annum; due March 25, 2013	$35.0	$35.0
$30.0 million Series B Notes; semi-annual interest only payments; interest rate at 6.28% per annum; due March 25, 2014	30.0	30.0
$35.0 million Series C Notes; semi-annual interest only payments; interest rate at 6.49% per annum; due March 25, 2015	35.0	35.0
Term Loan; $7.5 million principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (1.27% and 3.08% at September 30, 2009 and December 31, 2008, respectively); due March 26, 2013	105.0	127.5
$250.0 million Revolving Credit Facility; interest only quarterly payments; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (1.34% and 1.72% at September 30, 2009 and December 31, 2008, respectively); due March 26, 2013	-	80.5
Promissory notes	18.0	20.3
Capital leases	0.2	0.2

	223.2	328.5
Current portion of long-term obligations	(43.8)	(42.6)

Total	$179.4	$285.9

Our weighted-average interest rates for our five year Term Loan (the “Term Loan”) and our $250.0 million, five year Revolving Credit Facility (the “Revolving Credit Facility”) were as follows:

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,
	2009	2008	2009	2008
Term Loan	1.3%	4.1%	1.8%	4.3%
Revolving Credit Facility	1.3%	4.1%	1.7%	4.3%

As of September 30, 2009, our total leverage ratio (used to compute the margin and commitment fees, described in more detail in Note 5 of the financial statements included in our Form 10-K) was 0.9 and our fixed charge coverage ratio was 2.4.

The following table presents our availability under our $250.0 million Revolving Credit Facility as of September 30, 2009 (amounts in millions):

Total Revolving Credit Facility	$250.0
Less: outstanding revolving credit loans	-
Less: outstanding swingline loans	-
Less: outstanding letters of credit	(10.9)

Remaining availability under the Revolving Credit Facility	$239.1

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and nine-month periods ended September 30, 2009. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on February 17, 2009 (the “Form 10-K”), which are incorporated herein by this reference.

Unless otherwise provided, “Amedisys,” “we,” “us,” “our” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.

Overview

We are a leading provider of high-quality, low-cost home health services to the chronic, co-morbid, aging American population. Our services include home health and hospice services and approximately 88% of our revenue was derived from Medicare for the three and nine-month periods ended September 30, 2009 and 87% for the same periods in 2008. During the three and nine-month period ended September 30, 2009, our net service revenue increased 20.7% or $66.7 million and 30.8% or $260.7 million over the same periods in 2008; our diluted earnings per share increased 48.3% or by $0.42 per share and 57.8% or by $1.30 per share; and during the nine-month period our cash flow from operations more than doubled to $218.9 million compared to $86.8 million during the same period in 2008. The following details our owned Medicare-certified agencies, which are located in 38 states within the United States, the District of Columbia and Puerto Rico. The agencies closed were consolidated with agencies servicing the same areas. See below for a more detailed description of what caused our results for the three and nine-month periods ended September 30, 2009 to increase compared to the same periods in 2008.

	Owned and Operated Agencies
	Home health	Hospice
At December 31, 2008	480	48
Acquisitions	7	12
Start-ups	28	3
Closed	(7)	(2)

At September 30, 2009	508	61

Recent Developments

The United States Congress is currently working on legislation as part of the 2010 fiscal budget that could impact the amounts that we are paid by Medicare for services provided to Medicare eligible patients. As of the date of this filing, the legislation has not been finalized and thus we cannot estimate the impact of such potential changes but we continue to monitor these actions closely.

On August 13, 2009, CMS issued a proposed rule to update and revise the Medicare home health rates for calendar year 2010. The proposed rule includes the following changes to the base rate: a 2.2% market basket increase, a 2.5% increase resulting from a modification to the current outlier policy and a negative 2.75% case mix adjustment. The proposed outlier policy includes a cap on outlier payments of 10% per provider and targets total aggregate outlier payments at 2.5% of total home health payments. Currently, there is not a per provider cap on outlier payments and the aggregate total for outlier payments is 5% of total home health payments. The proposed rule also includes an additional negative 1.8% case mix adjustment to be implemented in 2010 or 2011 and the possible acceleration of the 2011 2.71% case mix adjustment to 2010. CMS has not issued a final rule as of the date of this filing, and therefore we have not finalized our estimate these changes could have on our future results of operations or financial condition.

On August 14, 2009, CMS issued a final rule to update and revise the Medicare hospice wage index for fiscal year 2010. The final rule revises the phase out of the hospice budget neutrality adjustment to a 10% reduction in fiscal year 2010 and a 15% reduction annually for fiscal years 2011 through 2016. CMS also included a 2.1% market basket update which is offset by a negative 0.7% resulting from the 10% reduction in the hospice budget neutrality adjustment for fiscal year 2010. This rule is effective October 1, 2009. We do not expect this change to have a material impact on our future results of operations or financial condition.

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

Three-Month Period Ended September 30, 2009 Compared to the Three-Month Period Ended September 30, 2008

Net Service Revenue

The following table summarizes our net service revenue growth (amounts in millions):

	For the three-month period ended September 30, 2009
	Base/Start-ups (2)	Acquisitions	Total	For the three-month period ended September 30, 2008
Home health revenue:
Medicare revenue	$305.2	$8.7	$313.9	$261.3
Non-Medicare, episodic-based revenue	28.9	0.1	29.0	22.5

Total episodic-based revenue	334.1	8.8	342.9	283.8
Non-Medicare revenue	15.9	0.6	16.5	18.9

	350.0	9.4	359.4	302.7

Hospice revenue:
Medicare revenue	23.2	3.8	27.0	17.8
Non-Medicare revenue	1.6	0.3	1.9	1.1

	24.8	4.1	28.9	18.9

Total revenue:
Medicare revenue	328.4	12.5	340.9	279.1
Non-Medicare revenue	46.4	1.0	47.4	42.5

	$374.8	$13.5	$388.3	$321.6

Internal episodic-based revenue growth (1)			18%	28%

(1)	Internal episodic-based revenue growth is the percent increase in our base/start-up episodic-based revenue for the period as a percent of the total episodic-based revenue of the prior period.
(2)	Our net service revenue for our base/start-up agencies of $374.8 million included $362.8 million from our base agencies and $12.0 million from our start-up agencies.

Our net service revenue increased $66.7 million from 2008 to 2009 and consisted of an increase of $53.2 million in our base/start-up agencies and $13.5 million from our acquisition agencies. The $53.2 million increase in our base/start-up agencies was primarily related to our internal episodic-based revenue, which increased by $50.3 million or 18% from 2008 to 2009, with 6% related to volume and 12% related to rate.

Our average episodic-based revenue per completed episode increased from $2,868 to $3,189 from 2008 to 2009 and was due primarily to the continued deployment of our therapy intensive specialty programs to more of our home health agencies, which are provided to our patients when medically necessary to achieve their desired outcomes.

Home Health Statistics

The following table summarizes our growth in total home health patient admissions:

	For the three-month period ended September 30, 2009
	Base/Start-ups	Acquisitions	Total	For the three-month period ended September 30, 2008
Admissions:
Medicare	49,622	2,275	51,897	48,170
Non-Medicare, episodic-based	5,813	57	5,870	5,033

Total episodic-based	55,435	2,332	57,767	53,203
Non-Medicare	8,205	432	8,637	9,321

	63,640	2,764	66,404	62,524

Internal episodic-based admission growth (1)			4%	14%

(1)	Internal episodic-based admission growth is the percent increase in our base/start-up episodic-based admissions for the period as a percent of the total episodic-based admissions of the prior period.

The following table summarizes our growth in total home health patient recertifications:

	For the three-month period ended September 30, 2009
	Base/Start-ups	Acquisitions	Total	For the three-month period ended September 30, 2008
Recertifications:
Medicare	47,770	787	48,557	44,741
Non-Medicare, episodic-based	4,247	30	4,277	3,626

Total episodic-based	52,017	817	52,834	48,367
Non-Medicare	5,081	95	5,176	6,133

	57,098	912	58,010	54,500

Internal episodic-based recertification growth (1)			8%	23%

(1)

Internal episodic-based recertification growth is the percent increase in our base/start-up episodic-based recertifications for the period as a percent of the total episodic-based recertifications of the prior period.

The following table summarizes our home health completed episodes:

	For the three-month period ended September 30, 2009
	Base/Start-ups	Acquisitions	Total	For the three-month period ended September 30, 2008
Completed Episodes:
Medicare	93,079	2,805	95,884	87,334
Non-Medicare, episodic-based	9,143	80	9,223	7,652

	102,222	2,885	105,107	94,986

Cost of Service, Excluding Depreciation and Amortization

Our cost of service consists of the following expenses incurred by our clinical and clerical personnel in our agencies:

•	salaries and related benefits (including health care insurance and workers’ compensation insurance);

•	transportation expenses (primarily reimbursed mileage at a standard rate); and

•	supplies and services expenses (including payments to contract therapists).

The following summarizes our cost of service, visit and cost per visit information:

	For the three-month period ended September 30, 2009
	Base/Start-ups	Acquisitions	Total	For the three-month period ended September 30, 2008
Cost of service (amounts in millions):
Home health	$164.3	$4.4	$168.7	$140.9
Hospice	12.7	2.2	14.9	10.2

	$177.0	$6.6	$183.6	$151.1

Home health:
Visits during the period:
Medicare	1,813,206	50,007	1,863,213	1,559,469
Non-Medicare, episodic-based	174,477	1,180	175,657	133,849

Total episodic-based	1,987,683	51,187	2,038,870	1,693,318
Non-Medicare	190,986	6,734	197,720	186,255

	2,178,669	57,921	2,236,590	1,879,573

Home health cost per visit (1)	$75.43	$76.03	$75.45	$74.91

(1)	We calculate home health cost per visit as home health cost of service divided by total home health visits during the period.

Of the $32.5 million increase in cost of service, $25.9 million is related to increased costs in our base/start-up agencies and $6.6 million is related to acquisitions. The $25.9 million in base/start-up business expenses consisted primarily of $24.7 million related to salaries, taxes and benefits. The $24.7 million increase in salaries, taxes and benefits was primarily related to the increase in the number of visits performed by our base/start-up agencies, which increased by 15.9% or approximately 0.3 million visits from 2008. Typically, acquired agencies take up to 18 to 24 months to reach the labor efficiencies of existing operations.

General and Administrative Expenses, Provision for Doubtful Accounts, Depreciation and Amortization and Other Expense, net

The following table summarizes our general and administrative expenses, provision for doubtful accounts, depreciation and amortization expense and other expense, net (amounts in millions):

	For the three-month periods ended September 30,
	2009	2008
General and administrative expenses:
Salaries and benefits	$87.3	$72.1
Non-cash compensation	0.8	1.9
Other	43.8	40.7
Provision for doubtful accounts	4.6	6.2
Depreciation and amortization	7.5	5.9
Other expense, net	(1.7)	(5.0)

Salaries and benefits increased $15.2 million, which consisted of an increase of $13.0 million in base/start-up agency and home office expenses and the inclusion of $2.2 million in acquisition agency expenses. The base/start-up agency and home office expenses increased by $10.1 million primarily due to increased personnel costs for our field administrative staff and corporate staff necessitated by our internal growth and acquisitions and by $2.9 million for net severance costs associated with the departure of our former President and Chief Operating Officer and our former Chief Information Officer who left the Company on September 3, 2009.

Non-cash compensation decreased $1.1 million primarily due to the forfeiture of restricted stock grants by our former President and Chief Operating Officer and our former Chief Information Officer, which totaled $1.8 million.

Our provision for doubtful accounts decreased $1.6 million as the result of an increase of $106.8 million in cash collections and a decrease of $23.1 million in our unbilled accounts receivable over the same period in 2008.

Other expense, net decreased $3.3 million primarily as a result of a decrease in interest expense of $2.4 million as we have reduced our outstanding debt by $136.5 million from September 30, 2008 to September 30, 2009 and our interest rate decreased.

Income Tax Expense

The following table summarizes our income tax expense and estimated income tax rate (amounts in millions, except for estimated income tax rate):

	For the three-month periods ended September 30,
	2009	2008
Income before income taxes	$59.1	$38.6
Income tax (expense)	(23.0)	(15.1)
Estimated income tax rate	39.0%	39.2%

The increase in income tax expense of $7.9 million is attributable to an increase in income before income taxes, which was offset by a decrease in the estimated income tax rate. The decrease in the estimated income tax rate was primarily attributable to the extension of Federal income tax credits created as a result of Hurricanes Katrina, Rita and Wilma by The Emergency Economic Stabilization Act of 2008.

Nine-Month Period Ended September 30, 2009 Compared to the Nine-Month Period Ended September 30, 2008

Net Service Revenue

The following table summarizes our net service revenue growth (amounts in millions):

	For the nine-month period ended September 30, 2009
	Base/Start-ups	Acquisitions	Total	For the nine-month period ended September 30, 2008
Home health revenue:
Medicare revenue	$818.3	$84.0	$902.3	$691.6
Non-Medicare, episodic-based revenue	78.6	4.3	82.9	58.5

Total episodic-based revenue	896.9	88.3	985.2	750.1
Non-Medicare revenue	41.9	8.5	50.4	47.5

	938.8	96.8	1,035.6	797.6

Hospice revenue:
Medicare revenue	58.0	10.1	68.1	46.4
Non-Medicare revenue	3.8	0.5	4.3	3.3

	61.8	10.6	72.4	49.7

Total revenue:
Medicare revenue (1)	876.3	94.1	970.4	738.0
Non-Medicare revenue	124.3	13.3	137.6	109.3

	$1,000.6	$107.4	$1,108.0	$847.3

Internal episodic-based revenue growth (1)			20%	27%

(1)	Internal episodic-based revenue growth is the percent increase in our base/start-up episodic-based revenue for the period as a percent of the total episodic-based revenue of the prior period.
(2)	Our net service revenue for our base/start-up agencies of $1.0 billion included $971.6 million from our base agencies and $29.0 million from our start-up agencies.

Our net service revenue increased $260.7 million from 2008 to 2009 and consisted of an increase of $153.3 million in our base/start-up agencies and $107.4 million from our acquisition agencies. The $153.3 million increase in our base/start-up agencies was primarily related to our internal episodic-based revenue, which increased by $146.8 million or 20% from 2008 to 2009, with 8% related to volume and 12% related to rate.

Our average episodic-based revenue per completed episode increased from $2,808 to $3,132 from 2008 to 2009 and was due primarily to the continued deployment of our therapy intensive specialty programs to more of our home health agencies, which are provided to our patients when medically necessary to achieve their desired outcomes.

Home Health Statistics

The following table summarizes our growth in total home health patient admissions:

	For the nine-month period ended September 30, 2009
	Base/Start-ups	Acquisitions	Total	For the nine-month period ended September 30, 2008
Admissions:
Medicare	136,959	17,922	154,881	131,795
Non-Medicare, episodic-based	16,155	1,052	17,207	13,828

Total episodic-based	153,114	18,974	172,088	145,623
Non-Medicare	23,281	3,790	27,071	25,333

	176,395	22,764	199,159	170,956

Internal episodic-based admission growth (1)			5%	11%

(1)	Internal episodic-based admission growth is the percent increase in our base/start-up episodic-based admissions for the period as a percent of the total episodic-based admissions of the prior period.

The following table summarizes our growth in total home health patient recertifications:

	For the nine-month period ended September 30, 2009
	Base/Start-ups	Acquisitions	Total	For the nine-month period ended September 30, 2008
Recertifications:
Medicare	130,615	10,357	140,972	120,015
Non-Medicare, episodic-based	11,570	563	12,133	9,052

Total episodic-based	142,185	10,920	153,105	129,067
Non-Medicare	13,994	2,477	16,471	16,072

	156,179	13,397	169,576	145,139

Internal episodic-based recertification growth (1)			10%	27%

(1)

Internal episodic-based recertification growth is the percent increase in our base/start-up episodic-based recertifications for the period as a percent of the total episodic-based recertifications of the prior period.

The following table summarizes our home health completed episodes:

	For the nine-month period ended September 30, 2009
	Base/Start-ups	Acquisitions	Total	For the nine-month period ended September 30, 2008
Completed Episodes:
Medicare	250,625	26,701	277,326	234,728
Non-Medicare, episodic-based	24,827	1,462	26,289	19,756

Total episodic-based	275,452	28,163	303,615	254,484

Cost of Service, Excluding Depreciation and Amortization

The following summarizes our cost of service, visit and cost per visit information:

	For the nine-month period ended September 30, 2009
	Base/Start-ups	Acquisitions	Total	For the nine-month period ended September 30, 2008
Cost of service (amounts in millions):
Home health	$439.2	$49.4	$488.6	$372.1
Hospice	33.1	5.4	38.5	28.5

	$472.3	$54.8	$527.1	$400.6

Home health:
Visits during the period:
Medicare	4,844,243	494,142	5,338,385	4,183,776
Non-Medicare, episodic-based	465,684	25,167	490,851	348,627

Total episodic-based	5,309,927	519,309	5,829,236	4,532,403
Non-Medicare	522,937	88,852	611,789	480,390

	5,832,864	608,161	6,441,025	5,012,793

Home health cost per visit (1)	$75.29	$81.31	$75.86	$74.22

(1)	We calculate home health cost per visit as home health cost of service divided by total home health visits during the period.

Of the $126.5 million increase in cost of service, $71.7 million is related to increased costs in our base/start-up agencies and $54.8 million is related to acquisitions. The $71.7 million in base/start-up business expenses consisted primarily of $68.6 million related to salaries, taxes and benefits and $3.2 million related to travel and training. The $68.6 million increase in salaries, taxes and benefits was primarily related to the increase in the number of visits performed by our base/start-up agencies, which increased by 16.4% or approximately 0.8 million visits from 2008.

Our cost per visit increased from $74.22 in 2008 to $75.86 in 2009. The primary reason for the increase relates to our 2008 acquired agencies, which have higher wage indexes compared to our base agencies. Our 2008 acquired agencies are generally located in states that have higher labor costs and have higher numbers of visiting staff. Our cost per visit associated with our base/start-up agencies has increased as the majority of our 2008 acquired agencies are now categorized as base agencies beginning in the second quarter of 2009. Typically, acquired agencies take up to 18 to 24 months to reach the labor efficiencies of existing operations.

General and Administrative Expenses, Provision for Doubtful Accounts, Depreciation and Amortization and Other Expense, net

The following table summarizes our general and administrative expenses, provision for doubtful accounts, depreciation and amortization expense and other expense, net (amounts in millions):

	For the nine-month periods ended September 30,
	2009	2008
General and administrative expenses:
Salaries and benefits	$242.3	$190.8
Non-cash compensation	5.7	4.2
Other	128.5	110.2
Provision for doubtful accounts	16.5	15.5
Depreciation and amortization	20.7	15.7
Other expense, net	(6.2)	(10.7)

Salaries and benefits increased $51.5 million, which consisted of an increase of $33.6 million in base/start-up agency and home office expenses and the inclusion of $17.9 million in acquisition agency expenses. The base/start-up agency and home office expenses increased by $30.7 due to increased personnel costs for our field administrative staff and corporate staff necessitated by our internal growth and acquisitions and $2.9 million related to net severance costs associated with the departure of our former President and Chief Operating Officer and our former Chief Information Officer who left the Company on September 3, 2009.

Non-cash compensation increased $1.5 million, which includes $1.8 million for the forfeiture of restricted stock grants by our former President and Chief Operating Officer and our former Chief Information Officer.

Other general and administrative expenses increased $18.3 million, which consisted of an increase of $9.9 million in base/start-up agency expenses and the inclusion of $8.4 million in acquisition agency expenses. The $9.9 million increase in our base/start-up agency expenses primarily included an increase in our corporate office expenses, which was necessitated by our continued development of our corporate infrastructure needed to support our growing number of agencies.

Income Tax Expense

The following table summarizes our income tax expense and estimated income tax rate (amounts in millions, except for estimated income tax rate):

	For the nine-month periods ended September 30,
	2009	2008
Income before income taxes	$161.0	$99.6
Income tax (expense)	(62.8)	(39.3)
Estimated income tax rate	39.0%	39.4%

The increase in income tax expense of $23.5 million is attributable to an increase in income before income taxes, which was offset by a decrease in the estimated income tax rate. The decrease in the estimated income tax rate was primarily attributable to the extension of Federal income tax credits created as a result of Hurricanes Katrina, Rita and Wilma by The Emergency Economic Stabilization Act of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for Nine-Month Period Ended September 30, 2009 Compared to the Nine-Month Period Ended September 30, 2008

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the nine-month periods ended September 30,
	2009	2008
Cash provided by operating activities	$218.9	$86.8
Cash (used in) investing activities	(64.7)	(468.8)
Cash (used in) provided by financing activities	(111.8)	331.5

Net increase (decrease) in cash and cash equivalents	42.4	(50.5)
Cash and cash equivalents at beginning of period	2.8	56.2

Cash and cash equivalents at end of period	$45.2	$5.7

Cash provided by operating activities increased $132.1 million during 2009 compared to 2008, primarily as a result of a changes in patient accounts receivable, accounts payable and accrued expenses. Patient accounts receivable had the most significant impact as cash collections exceeded net service revenue by approximately $30 million during the nine months ended September 30, 2009 compared to net service revenue exceeded cash collections by approximately $50 million for the same period in 2008. The increase in cash collections during 2009 is due to a significant decrease in unbilled accounts receivable as further discussed in “Outstanding Patient Accounts Receivable” below.

Cash used in investing activities decreased $404.1 million during 2009 compared to 2008. Our cash flow needs for our investing activities were greater during the nine-month period ended September 30, 2008 primarily due to our acquisition of TLC and Family Home Health Care, Inc. & Comprehensive Home Healthcare Services, Inc. which totaled $437.4 million.

Cash used in financing activities increased $443.3 million during 2009 compared to 2008, primarily due to a decrease in proceeds from the issuance of long-term obligations as a result of the debt incurred in connection with the TLC acquisition during the nine-month period ended September 30, 2008 and an increase in principal payments of our long-term obligations during the nine-month period ended September 30, 2009. We have decreased our outstanding long-term obligations net of borrowings by $136.5 million from September 30, 2008.

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program; however, from time to time, we can and do obtain additional sources of liquidity through sales of our equity or by incurrence of additional indebtedness. As of September 30, 2009, we had $45.2 million in cash and cash equivalents, $239.1 million in availability under our $250.0 million Revolving Credit Facility and the potential issuance of $250.0 million of any combination of preferred and common stock, under our effective shelf registration statement.

During 2009, we made $26.0 million in routine capital expenditures, which primarily included equipment and furniture and computer software. Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements over the next twelve months and into the foreseeable future.

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

Outstanding Patient Accounts Receivable

Our patient accounts receivable, net decreased $34.7 million from December 31, 2008 to September 30, 2009 primarily due to $1.1 billion in cash collections, which was offset by $1.1 billion in net service revenue.

Our days revenue outstanding, net at September 30, 2009 decreased 14.0 days to 33.2 from December 31, 2008. During the nine month-period ended September 30, 2009 we continued to make progress on our outstanding accounts receivable associated with our 2008 acquisitions, which inherently are subject to regulatory and internal delays associated with the conversion process. Additionally, our days revenue outstanding, net improved during the three month-period ended September 30, 2009 due to a $62.5 million increase in cash collections during the quarter as compared to the cash collections during the three month-period ended December 31, 2008.

Our patient accounts receivable includes unbilled receivables, which are aged based upon our initial service date. At September 30, 2009, the unbilled patient accounts receivable, as a percentage of gross patient accounts receivable, was 18.9%, or $33.4 million compared to 23.0% or $48.3 million at December 31, 2008. We monitor unbilled receivables on an agency by agency basis to ensure that all efforts are made to bill claims within timely filing deadlines. The timely filing deadlines vary by state for Medicaid and among insurance companies. As of September 30, 2009, agencies acquired during the past twelve months represented $5.7 million or 17.0% of our unbilled accounts receivable compared to $17.0 million or 35.1% as of December 31, 2008.

Our provision for estimated revenue adjustments (which is deducted from our service revenue to determine net service revenue) and provision for doubtful accounts were as follows for the periods indicated:

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,
	2009	2008	2009	2008
Provision for estimated revenue adjustments	$1.9	$1.9	$5.9	$4.1
Provision for doubtful accounts	4.5	6.2	16.4	15.5

Total	$6.4	$8.1	$22.3	$19.6

As a percent of revenue	1.6%	2.5%	2.0%	2.3%

The following schedule details our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding, net):

	0-90	91-180	181-365	Over 365	Total
At September 30, 2009 (1):
Medicare patient accounts receivable, net (2)	$87.2	$14.2	$5.7	$0.1	$107.2

Other patient accounts receivable:
Medicaid	5.9	2.8	3.8	3.1	15.6
Private (3)	19.9	10.0	11.0	5.6	46.5

Total	$25.8	$12.8	$14.8	$8.7	$62.1

Allowance for doubtful accounts (4)					(28.3)

Non-Medicare patient accounts receivable, net					$33.8

Total patient accounts receivable, net					$141.0

Days revenue outstanding, net (5)					33.2

	0-90	91-180	181-365	Over 365	Total
At December 31, 2008 (1):
Medicare patient accounts receivable, net (2)	$91.0	$30.2	$8.2	$0.3	$129.7

Other patient accounts receivable:
Medicaid	7.8	5.0	6.0	2.0	20.8
Private (3)	21.0	14.4	14.2	2.7	52.3

Total	$28.8	$19.4	$20.2	$4.7	$73.1

Allowance for doubtful accounts (4)					(27.1)

Non-Medicare patient accounts receivable, net					$46.0

Total patient accounts receivable, net					$175.7

Days revenue outstanding, net (5)					47.2

(1)

Our patient accounts receivable include unbilled amounts of $33.4 million and $48.3 million as of September 30, 2009 and December 31, 2008, respectively, which have been aged based upon initial service date. Additionally, we have fully reserved for both our Medicare and other patients accounts receivable that are aged over 360 days.

(2)

The following table summarizes the activity and ending balances in our estimated revenue adjustments (amounts in millions), which is recorded to reduce our Medicare outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the three-month period ended September 30, 2009	For the nine-month period ended September 30, 2009	For the year-ended December 31, 2008
Balance at beginning of period	$7.8	$7.2	$3.6
Provision for estimated revenue adjustments	1.9	5.9	6.4
Write offs	(1.9)	(5.3)	(3.2)
Acquired through acquisitions	-	-	0.4

Balance at end of period	$7.8	$7.8	$7.2

Our estimated revenue adjustments were 6.8% and 5.3% of our outstanding Medicare patient accounts receivable at September 30, 2009 and December 31, 2008, respectively.

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

	For the three-month period ended September 30, 2009	For the nine-month period ended September 30, 2009	For the year-ended December 31, 2008
Balance at beginning of period	$30.8	$27.1	$13.0
Provision for doubtful accounts	4.5	16.4	24.0
Write offs	(7.0)	(15.4)	(13.1)
Acquired through acquisitions	-	0.2	3.2

Balance at end of period	$28.3	$28.3	$27.1

Our allowance for doubtful accounts was 45.6% and 37.0% of our outstanding Medicaid and Private patient accounts receivable at September 30, 2009 and December 31, 2008, respectively.

(5)

Our calculation of days revenue outstanding, net is derived by dividing our ending net patient accounts receivable (i.e. net of estimated revenue adjustments and allowance for doubtful accounts) at September 30, 2009 and December 31, 2008 by our average daily net patient revenue for the three-month periods ended September 30, 2009 and December 31, 2008, respectively.

Indebtedness

Our weighted-average interest rates for our five year Term Loan (the “Term Loan”) and our $250.0 million, five year Revolving Credit Facility (the “Revolving Credit Facility”) were as follows:

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,
	2009	2008	2009	2008
Term Loan	1.3%	4.1%	1.8%	4.3%
Revolving Credit Facility	1.3%	4.1%	1.7%	4.3%

As of September 30, 2009, our total leverage ratio (used to compute the margin and commitment fees, described in more detail in Note 5 of the financial statements included in our Form 10-K) was 0.9, our fixed charge coverage ratio was 2.4 and we were in compliance with the covenants associated with our long-term obligations.

The following table presents our availability under our $250.0 million Revolving Credit Facility as of September 30, 2009 (amounts in millions):

Total Revolving Credit Facility	$250.0
Less: outstanding revolving credit loans	-
Less: outstanding swingline loans	-
Less: outstanding letters of credit	(10.9)

Remaining availability under the Revolving Credit Facility	$239.1

See Note 5 of the financial statements included in our Form 10-K for additional details on our outstanding long-term obligations.

Inflation

We do not believe that inflation has significantly impacted our results of operations.

Critical Accounting Policies

See Part II, Item 7 — Critical Accounting Policies and our consolidated financial statements and related notes in Part IV, Item 15 of our Form 10-K, for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. These critical accounting policies include revenue recognition; patient accounts receivable; insurance; goodwill and intangible assets; and income taxes. There have not been any changes to our significant accounting policies or their application, since we filed our Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Primarily as a result of our borrowings to effect the TLC acquisition, we are now exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility and Term Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows will be exposed to changes in interest rates. As of September 30, 2009, the total amount of outstanding debt subject to interest rate fluctuations was $105.0 million. A 1.0% interest rate increase would increase interest expense by approximately $1.1 million annually.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2009, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009, the end of the period covered by this Quarterly Report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended September 30, 2009:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Share (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2009 to July 31, 2009	1,171	(1)	$34.19	-	-
August 1, 2009 to August 31, 2009	175	(1)	$43.88	-	-
September 1, 2009 to September 30, 2009	175	(1)	$35.00	-	-

Total	1,521		$35.40	-	-

(1)

Represents shares of common stock surrendered to us by certain employees to satisfy tax withholding obligations in connection with the vesting of non-vested stock previously awarded to such employees under our 2008 Omnibus Incentive Compensation Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Designation of Executive Officers

On October 22, 2009, the Company’s Board of Directors designated Dr. Michael Fleming, the Company’s Chief Medical Officer, and David Bucey, the Company’s General Counsel and Corporate Secretary: (i) “officers” of the Company, as such term is defined under Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) and “executive officers” of the Company, as such term is defined under Rule 3b-7 promulgated under the Exchange Act. Copies of Dr. Fleming’s and Mr. Bucey’s employment agreements with the Company are attached to this Current Report on Form 10-Q as Exhibits 10.1 and 10.2, respectively.

The following is a description of the key terms and conditions of Dr. Fleming’s and Mr. Bucey’s respective employment agreements. Unless otherwise defined herein, all capitalized terms have the meanings ascribed to them in the applicable employment agreement, and the following descriptions are qualified in their entirety by the provisions of the respective employment agreements.

Employment Agreement with Dr. Fleming: Pursuant to his employment agreement dated October 27, 2009, Dr. Fleming agreed to serve as the Company’s Chief Medical Officer, with such duties and responsibilities as are customary for the chief medical officer of corporations of a similar size as the Company and such other reasonable duties as may be prescribed by the Company’s Chief Executive Officer. Dr. Fleming’s employment is on an “at will” basis and is not guaranteed for a specified term.

Under the terms of his employment agreement, Dr. Fleming, among other things, is entitled to:

(1)	an annual base salary of not less than $210,000; subject to adjustment;

(2)	receive shares of restricted Company stock annually, subject to the approval of the Company’s Board of Directors (the stock grant for 2009 shall have a value of $60,000);

(3)

participate in the Company’s annual incentive plan and other incentive compensation, pension, welfare and benefit plans and programs as are made available to the Company’s Senior Vice Presidents or to its employees in general, including paid time off, deferral, health, medical, dental, long-term disability, travel, accident and life insurance plans, subject to eligibility; and

(4)	reimbursement of reasonable travel and other business expenses.

In the event Dr. Fleming’s employment is terminated due to his death or Disability, Dr. Fleming or his estate or beneficiaries (as the case may be) will be entitled to any benefits due or earned in accordance with the applicable plans of the Company and the following amounts, which will be paid in a single lump sum within 15 days of the termination of his employment: (a) unpaid base salary through the date of termination; and (b) incentive awards earned in the prior year, but not yet paid.

If Dr. Fleming is terminated for Cause or resigns without Good Reason, he will be entitled to any benefits earned in accordance with the applicable plans of the Company and the following amounts, which will be paid in a single lump sum within 15 days of termination of his employment: (a) unpaid base salary through the date of termination; and (b) incentive awards earned in the prior year, but not yet paid.

If Dr. Fleming is terminated without Cause or resigns with Good Reason, he will be entitled to any benefits earned in accordance with the applicable plans of the Company and the following: (a) unpaid base salary through the date of termination, paid in a single lump sum within 15 days of termination; (b) unpaid incentive awards earned in the prior year, paid in a single lump sum with 15 days of the termination; and (c) Severance Compensation.

Under the terms of Dr. Fleming’s employment agreement, “Severance Compensation” is a payment equal to six months of his then-current base salary, less tax and other withholdings, payable by the Company via regularly scheduled payroll deductions until the entire amount is paid in full.

“Good Reason” for voluntary resignation by Dr. Fleming is defined as the occurrence of any of the following circumstances without Dr. Fleming’s express written consent, unless the breach is corrected within 30 days from the date the Company is put on notice of the occurrence: (i) a material reduction in Dr. Fleming’s base salary, (ii) a relocation of the Company’s corporate offices outside of a 50 mile radius from Baton Rouge, Louisiana (iii) a material diminution of Dr. Fleming’s authority, responsibility or duties, or (iv) any material breach of the employment agreement by the Company.

Dr. Fleming is subject to certain restrictive covenants, including prohibitions against competition and solicitation for 24 months following his termination. In the event of a breach of the restrictive covenants, (a) Dr. Fleming will be obligated to repay the Company, within five days of demand therefore, any Severance Compensation previously made to him and (b) the unexercised portion of any stock option, whether or not vested, will be immediately forfeited and canceled.

Both Dr. Fleming and the Company are subject to arbitration for resolution of disputes arising out of the employment agreement.

Employment Agreement with Mr. Bucey: Pursuant to his employment agreement dated July 7, 2008, Mr. Bucey agreed to serve as the Company’s Senior Vice President, General Counsel and Corporate Secretary, with such duties and responsibilities as are customary for the general counsel and corporate secretary of corporations of a similar size as the Company and such other reasonable duties as may be prescribed by the Company’s Chief Executive Officer and Chief Financial Officer. Mr. Bucey’s employment is on an “at will” basis and is not guaranteed for a specified term.

Under the terms of his employment agreement, Mr. Bucey, among other things, is entitled to:

(1)	an annual base salary of not less than $190,000; subject to adjustment; and

(2)

receive 5,000 shares of restricted Company stock upon execution of the employment agreement and additional shares of restricted Company stock annually, subject to the approval of the Company’s Board of Directors.

The other terms and provisions of Mr. Bucey’s employment agreement are substantially the same as Dr Fleming’s agreement (as described above).

Amendments to By-laws

On October 22, 2009, the Company’s Board of Directors amended portions of Article II (Stockholder Meetings), Article III (Board of Directors) and Article IV (Officers) of the Company’s By-laws. Some of the amendments respond to amendments to the Delaware General Corporation Law, while others respond to Delaware judicial opinions interpreting various by-law provisions as well as developments in corporate governance practices. A summary of the substantive amendments is set forth below but is qualified in its entirety by reference to the composite text of the Company’s By-laws, which are filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and are incorporated into this Item 5 by reference.

•

The amendments to Section 2.2 (Special Meetings) and Section 2.5 (Notice of Meeting, which was previously numbered Section 2.4) and the addition of a new Section 2.3 (Business at Annual and Special Stockholder Meetings) revise provisions regarding the notice required to request a special meeting of stockholders and provisions regarding the advance notice for nominations and other business to be conducted at special and annual meetings of stockholders. The revised advance notice provisions set forth in Article II of the composite By-laws clarify that these procedures represent the exclusive means for a stockholder to make nominations or submit other business at a meeting of stockholders (other than proposals governed by Rule 14a-8 under the Securities Exchange Act of 1934). In addition, amended Section 2.5 states that notice of stockholder meetings shall be delivered to each stockholder of record entitled to notice of such meeting.

•

The amendments to Section 2.8 (Notice of Stockholder Business to be Conducted at a Meeting of Stockholders, which was previously numbered Section 2.7), require that additional information be given by any stockholder (a “Noticing Stockholder”) properly bringing any item of business (including nominating persons to be elected or re-elected to the Company’s Board of Directors) before an annual or special meeting of stockholders in accordance with the advance notice provisions of the Company’s composite By-laws. A Noticing Stockholder must provide expanded disclosure in the notice to the Company, including: (i) the beneficial ownership of the Noticing Stockholder and persons or entities affiliated with the Noticing Stockholder (including information on derivative, hedging and other transactions and arrangements in Company securities), (ii) material direct or indirect interests with respect to the proposal and any agreements or understandings between the Noticing Stockholder and other persons with respect to the proposal, and (iii) biographical and stock ownership information of nominees for election to the Board of Directors as well as any agreements or understandings between the Noticing Stockholder and the nominee in connection with the nomination.

•

In addition, under Section 2.8, as amended, a Noticing Stockholder’s timely notice in connection with an annual meeting of stockholders must delivered in proper written form to the Company’s Secretary at the Company’s principal executive offices not earlier than the close of business on the 120th day (as opposed to the 90th day) and not later than the close of business on the 90th day (as opposed to the 60th day) prior to the first anniversary of the preceding year’s annual stockholders’ meeting. The Company’s 2009 annual meeting was held on June 4, 2009. Accordingly, all stockholder proposals for the Company’s 2010 annual meeting must be delivered to, or mailed and received at, the Company’s principal executive offices not earlier than the close of business on Thursday, February 4, 2010 and not later than the close of business on Monday, March 8, 2010.

•

Section 2.11 (Record Date for Action by Written Consent) was amended to require that a stockholder seeking to take action by written consent must provide the information required by Section 2.8(c) (as well as a copy of the proposed consent) in the written notice delivered to the Company’s Secretary requesting the Board of Directors to fix a record date.

•

Section 3.2 (Number and Tenure) and Section 3.11 (Vacancies) of the By-laws were amended to provide that each director (whether elected or appointed to fill a vacancy) shall serve a term expiring at the next annual meeting of stockholders (as opposed to a one-year term).

•	Section 3.7 (Notice of Board Meetings) was amended to provide that notices of Board of Directors’ meetings may be delivered by electronic transmission.

•

Sections 4.2 (Elections and Term of Office) and 4.9 (Removal) were amended to provide that the Chief Executive Officer may remove any officer, except in the case of an officer elected by the Board of Directors, which officer may only be removed by a majority of the entire Board of Directors.

ITEM 6. EXHIBITS

The exhibits marked with the cross symbol (†) are filed and the exhibits marked with the double cross symbol (††) are furnished with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
2.1	Purchase and Sale Agreement dated February 18, 2008, by and among Amedisys, Inc., Amedisys TLC Acquisition, L.L.C., TLC Health Services, Inc., TLC Holdings I, Corp. (“Holdco”) and the securityholders of TLC and Holdco	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	2.1

2.2	First Amendment to Purchase and Sale Agreement dated March 25, 2008, by and among Amedisys, Inc., Amedisys TLC Acquisition, L.L.C., TLC Health Services, Inc., Holdco and Arcapita Inc., as Sellers’ Representative on behalf of the securityholders of TLC and Holdco	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	2.2

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

†3.2	Composite of By-Laws of the Company inclusive of all amendments through October 22, 2009

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed on August 20, 2007	333-145582	4.8

4.2.1	Shareholder Rights Agreement	The Company’s Current Report on Form 8-K filed June 16, 2000, and the Company’s Registration Statement on Form 8-A12G filed June 16, 2000	0-24260	4

4.2.2	Amendment No. 1 to Shareholder Rights Agreement, dated as of July 26, 2006	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006	0-24260	4.1

4.3	Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C. and the Purchasers identified on Schedule A thereto, relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 6.07% Series A Senior Notes due March 25, 2013 (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
4.4	Form of Series A Note due March 25, 2013 (attached as Exhibit 1 to the Note Purchase Agreement incorporated by reference as Exhibit 4.3 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

4.5	Form of Series B Note due March 25, 2014 (attached as Exhibit 2 to the Note Purchase Agreement incorporated by reference as Exhibit 4.3 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

4.6	Form of Series C Note due March 25, 2015 (attached as Exhibit 3 to the Note Purchase Agreement incorporated by reference as Exhibit 4.3 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

†10.1*	Employment Agreement dated October 27, 2009 by and between the Company and Michael Fleming, M.D.

†10.2*	Employment Agreement dated July 7, 2008 by and between the Company and David R. Bucey

†31.1	Certification of William F. Borne, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification William F. Borne, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2	Certification Dale E. Redman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††101.INS	XBRL Instance

††101.SCH	XBRL Taxonomy Extension Schema

††101.CAL	XBRL Taxonomy Extension Calculation

††101.LAB	XBRL Taxonomy Extension Labels

††101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMEDISYS, INC.
(Registrant)

By:	/s/ Dale E. Redman
Dale E. Redman
Chief Financial Officer and Duly Authorized Officer

DATE: October 27, 2009

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed and the exhibits marked with the double cross symbol (††) are furnished with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
2.1	Purchase and Sale Agreement dated February 18, 2008, by and among Amedisys, Inc., Amedisys TLC Acquisition, L.L.C., TLC Health Services, Inc., TLC Holdings I, Corp. (“Holdco”) and the securityholders of TLC and Holdco	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	2.1

2.2	First Amendment to Purchase and Sale Agreement dated March 25, 2008, by and among Amedisys, Inc., Amedisys TLC Acquisition, L.L.C., TLC Health Services, Inc., Holdco and Arcapita Inc., as Sellers’ Representative on behalf of the securityholders of TLC and Holdco	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	2.2

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

†3.2	Composite of By-Laws of the Company inclusive of all amendments through October 22, 2009

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed on August 20, 2007	333-145582	4.8

4.2.1	Shareholder Rights Agreement	The Company’s Current Report on Form 8-K filed June 16, 2000, and the Company’s Registration Statement on Form 8-A12G filed June 16, 2000	0-24260	4

4.2.2	Amendment No. 1 to Shareholder Rights Agreement, dated as of July 26, 2006	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006	0-24260	4.1

4.3	Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C. and the Purchasers identified on Schedule A thereto, relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 6.07% Series A Senior Notes due March 25, 2013 (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
4.4	Form of Series A Note due March 25, 2013 (attached as Exhibit 1 to the Note Purchase Agreement incorporated by reference as Exhibit 4.3 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

4.5	Form of Series B Note due March 25, 2014 (attached as Exhibit 2 to the Note Purchase Agreement incorporated by reference as Exhibit 4.3 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

4.6	Form of Series C Note due March 25, 2015 (attached as Exhibit 3 to the Note Purchase Agreement incorporated by reference as Exhibit 4.3 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

†10.1*	Employment Agreement dated October 27, 2009 by and between the Company and Michael Fleming, M.D.

†10.2*	Employment Agreement dated July 7, 2008 by and between the Company and David R. Bucey

†31.1	Certification of William F. Borne, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification William F. Borne, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2	Certification Dale E. Redman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††101.INS	XBRL Instance

††101.SCH	XBRL Taxonomy Extension Schema

††101.CAL	XBRL Taxonomy Extension Calculation

††101.LAB	XBRL Taxonomy Extension Labels

††101.PRE	XBRL Taxonomy Extension Presentation