Form 10-K
period 2009-12-31
AMEDISYS INC
filed 2010-02-23
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price as quoted by the NASDAQ Global Select Market on June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $899,522,981. For purposes of this determination shares beneficially owned by officers, directors and ten percent stockholders have been excluded, which does not constitute a determination that such persons are affiliates.

As of February 19, 2010, registrant had 28,280,491 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) to be filed pursuant to the Securities Exchange Act of 1934 with the Securities and Exchange Commission within 120 days of December 31, 2009 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Annual Report on Form 10-K, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to the following: changes in Medicare and other medical payment levels, our ability to open agencies, acquire additional agencies and integrate and operate these agencies effectively, changes in or our failure to comply with existing Federal and State laws or regulations or the inability to comply with new government regulations on a timely basis, competition in the home health industry, changes in the case mix of patients and payment methodologies, changes in estimates and judgments associated with critical accounting policies, our ability to maintain or establish new patient referral sources, our ability to attract and retain qualified personnel, changes in payments and covered services due to the economic downturn and deficit spending by Federal and State governments, future cost containment initiatives undertaken by third party payors, our access to financing due to the volatility and disruption of the capital and credit markets, our ability to meet debt service requirements and comply with covenants in debt agreements, business disruptions due to natural disasters or acts of terrorism, our ability to integrate and manage our information systems and various other matters, many of which are beyond our control

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as required by law. For a discussion of some of the factors discussed above as well as additional factors, see Part I, Item 1A—“Risk Factors” and Part II, Item 7—“Critical Accounting Policies” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Unless otherwise provided, “Amedisys,” “we,” “us,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries and when we refer to 2009, 2008 and 2007, we mean the twelve month period then ended December 31, unless otherwise provided.

A copy of this Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC, including all exhibits, is available on our internet website at http://www.amedisys.com on the “Investors” page under the “SEC Filings” link.

PART I

ITEM 1. BUSINESS

Overview

We are a leading provider of high-quality, low-cost home health services to the chronic, co-morbid, aging American population. We were originally incorporated in Louisiana in 1982 by William F. Borne, our founder, Chief Executive Officer and Chairman of the Board; transferred our operations to a Delaware corporation, which was incorporated in 1994; and became a publicly traded company in August of that year. Our common stock is currently traded on the NASDAQ Global Select Market under the trading symbol “AMED”. As of December 31, 2009, we owned and operated 521 Medicare-certified home health agencies and 65 Medicare-certified hospice agencies in 40 states within the United States, the District of Columbia and Puerto Rico. The following is our geographic footprint including the number of home health and hospice agencies by state:

We deliver care to our patients through our home health and hospice segments. Our home health agencies deliver a wide range of services in the homes of individuals who may be recovering from surgery, have a chronic disease or disability or terminal illness and need assistance with the essential activities of daily living. Our typical home health patient is Medicare eligible, approximately 83 years old, takes approximately 12 different medications on a daily basis and has co-morbidities. Our hospice agencies provide palliative care and comfort to terminally ill patients and their families. Financial information for our home health and hospice segments can be found in our consolidated financial statements included in this Annual Report on Form 10-K.

The goal of the care we provide is to allow our patients to continue living in the comfort and safety of their own home. We believe this is desirable both to the patient and the patient’s family and to our national health system as a whole, as home based care can be more effective and less expensive than care provided in facility based settings. Our care for each home health patient focuses on improving their quality of life by evaluating their health condition; developing a doctor-approved plan of care to achieve certain clinical and functional goals; and educating them on how to either maintain or continue to improve upon their health after they leave our care.

Our services are primarily paid for by Medicare, which represented approximately 88%, 87%, and 89% of our net service revenue in 2009, 2008 and 2007, respectively. We expect home health and hospice services reimbursed by Medicare to remain our primary focus over the near and intermediate term. We believe home health and hospice are complementary services and we expect to continue to expand our home health and hospice business through acquisitions and start-up activities. Over the longer term, our strategy is to develop from a home health care to a post acute chronic care company to better serve the needs of our nation’s seniors and diversify our sources of payment so as to become less reliant upon Medicare.

During the past three years, we have more than doubled our net service revenue from $697.9 million in 2007 to $1.5 billion in 2009 and have increased our diluted earnings per share by 97.2% from $2.48 per share in 2007 to $4.89 per share in 2009. Additionally in the past three years, we have increased our number of home health agencies from 261 to 521, and increased our number of hospice agencies from 14 to 65 and doubled our footprint from 19 states at the beginning of 2007 to 40 states in 2009.

Our Philosophy

As one of the leading providers of home health care and hospice services, we strive to maintain our vision, purpose, strategy and mission:

Our Vision. To be the premier home health services company in the communities we serve.

Our Purpose. To assist patients in maintaining and improving their quality of life in their own home.

Our Strategy. To offer low-cost, outcome-driven health care at home (see “Our Strategy” for details on how we intend to achieve this strategy).

Our Mission. To provide cost-efficient, quality health care services to the patients entrusted to our care.

Our Market and Opportunity

Home Health

The United States Census Bureau reported that as of July 1, 2004, there were 36.3 million people in the United States who were Medicare eligible at 65 years of age or older and that it estimates this number will more than double to 86.7 million by 2050, as the baby boomer generation ages. The first baby boomers will turn 65 beginning in 2011. As the number of Medicare beneficiaries increases, future Medicare home health care benefit payments are projected to increase to approximately $47.9 billion by 2019, as reported by the Congressional Budget Office.

As a result of these factors (increased beneficiaries and increased costs), we believe the Federal and state governments will seek ways to manage/reduce their overall health care expenditures through payment rate reductions and/or continued adjustments to the Home Health Prospective Payment System (“PPS”) (described below). The American Geriatric Society estimates that approximately 20% of Medicare beneficiaries have five or more chronic conditions and these individuals account for almost 70% of all Medicare spending. This chronically ill population requires different services and support than is currently covered under the traditional acute care benefit structure of Medicare. We believe the current care delivery model and the associated reimbursement by Medicare does not provide adequate incentive to physicians and other health care providers to coordinate care for Medicare beneficiaries with chronic care conditions. There are continuing efforts to reform governmental healthcare programs to better address care coordination of patients with chronic conditions. These reforms could result in major changes in the healthcare delivery and reimbursement system on a national and state level, including changes directly impacting the reimbursement systems for our home health and hospice agencies. We believe these reforms will lead to an evolution within the industry of better care coordination across providers, benefiting those home health providers who provide high quality care over an expanded geographic area in a cost efficient manner and employ new technologies to be able to appropriately share patient data and information across providers. We also believe the Federal and state governments will encourage health care providers to seek care for their patients in the home setting when clinically appropriate as opposed to facility-based/acute inpatient hospitals, as we believe it typically costs less to provide care in the home. Given this anticipated evolution, we are positioning ourselves to benefit from these expected changes. We are expanding our care management programs and investing resources, both within our clinical and information technology areas, in an effort to enhance the quality of care we provide. We are continuing to expand our geographic footprint, and we are developing processes and technologies to better share appropriate patient data with other providers and care givers.

Additionally, as there were over 10,000 provider numbers issued for home health agencies in the United States as of the end of 2009, as reported by the Medicare Payment Advisory Commission (“MedPAC”), we believe that certain home health providers will seek to exit the industry due to competitive pressures and/or inability to change as the home health industry evolves. We believe this will provide additional growth opportunities for us and other home health providers that are able to continue to provide quality care to their patients while remaining profitable.

Hospice

According to MedPAC, at the end of 2008, there were approximately 3,300 provider numbers issued for hospice agencies in the United States. According to the Office of the Actuary of the Center for Medicare and Medicaid Services (“CMS”), Medicare spending for hospice benefits accounted for approximately 2.3% of overall Medicare spending during 2009 and is expected to continue to grow. As a result, we believe that the hospice industry provides us with a growth opportunity that is complementary to our home health growth strategy. With the projected increase in the hospice industry, an increased level of scrutiny is being placed on Medicare and Medicaid hospice payment methodologies. As noted in CMS’s 2010 Final Rule for Hospice, CMS is considering changes to the hospice payment methodology as proposed by MedPAC. MedPAC believes that the current hospice payment system contains incentives that make long hospice stays more profitable, which may result in a misuse of the benefit. We believe these changes will most likely result in a number of hospice providers choosing to exit the industry, promoting further consolidation within the industry.

Our Strategy

Our strategy is to offer low-cost, outcome driven health care at home. We believe that our focus on clinical excellence, growth, and efficiency are the keys to our success.

Clinical Excellence

•

Focus on outcomes. We believe the clinical outcomes we have achieved for our home health patients are among the best in the industry. This can be seen in collected and reported quality data from CMS, which show that we met or exceeded all of the measurement categories in the footprint we serve and 9 out of the 12 measurement categories when compared to the national average.

•

Expand care coordination platform. Because our data and infrastructure systems are centralized, we believe we are able to more efficiently focus on further developing our chronic care coordination programs. Our patients generally experience multiple co-morbidities and have a high risk for unplanned emergency events. We recognize the need to manage this population much more comprehensively than the traditional home care model.

•

Develop and deploy specialized programs. As we provide our services, we focus on improvements to our continuum of care, and continued development of our disease management programs. We have developed care management services that focus on complex diseases and chronic conditions and launched programs for diabetes, coronary artery disease, congestive heart failure, orthopedics, complex wound care, geriatric surgical recovery, balance retraining and behavioral health, among others. We believe our care management programs combine clinical quality with the cost-effective delivery of high-quality nursing care to patients who have chronic conditions.

Growth

•

Emphasize internal growth. The rapidly growing population of potential Medicare beneficiaries represents a compelling market for home health and hospice providers. We intend to focus on the internal growth of our episodic-based patient admissions by maintaining an emphasis on high-quality care and expanding and enhancing referral relationships. As we develop our referral relationships, we focus on educating our referral sources on our ability to care for higher acuity patients, our comprehensive offering of services and our history of improving clinical outcomes of our patients.

•

Continue to grow through investment in start-up agencies. We believe that growth through start-ups provides a cost-effective opportunity to expand our operations. Our typical start-up agency requires an initial investment between $300,000 and $500,000, takes approximately 18 to 30 months to earn back its investment and achieves an annual revenue run-rate of $1.5 million to $2.0 million in its third year of operation.

•

Pursue acquisition opportunities. We believe our focus on Medicare beneficiaries, our size, financial strength and our national reputation provide us with a strategic advantage when assessing potential acquisitions. The majority of home health and hospice agencies are owned either by hospitals or small independent operators. We believe recent and other potential changes to Medicare home health and hospice payment rates will continue to pressure the home health and hospice industry to consolidate, which will give us a strategic opportunity to pursue and close acquisitions. In evaluating strategic acquisitions, we strive to employ a disciplined strategy based on defined criteria, which include, but are not limited to, high-quality service, a sound compliance track record, a strong referral base and a compatible payor mix.

Efficiency

•

Proven, cost-efficient operating model. Our size allows us to take advantage of certain economies of scale in billing, accounting, marketing, training, and information technologies. Additionally, our size allows us to negotiate favorable contracts with suppliers. We have developed an operating model that we believe provides a successful balance between the roles and responsibilities undertaken by our agencies and the roles and responsibilities undertaken by our consolidated corporate operations. We have deployed standardized clinical programs and believe this initiative has improved our quality of care and risk management systems and helps us actively manage clinical compliance across all of our home health agencies.

•

Integrated technology and management systems. We have invested significant time and resources to improve our information technology and real-time management and monitoring capabilities. For instance, we have developed and deployed Point of Care (“POC”) laptop devices, developed and deployed a proprietary, Windows™-based clinical software system and implemented an electronic physician order system, which together are used to collect assessment data, schedule and log patient visits, generate medical orders and monitor treatments and outcomes in accordance with established medical standards. With these integrated technologies, we believe we are able to standardize the care delivered across our network of agencies and we are more effectively able to monitor the patients we treat. We believe that our investments in technology have helped us achieve significant operating efficiencies, enhance our internal financial and compliance controls, and—most important—improve the quality of care we provide our patients, permitting our patients to achieve better outcomes, more rapidly than would otherwise be possible.

•

Standardized agency operations. At the agency level, we have strived to develop a cost-efficient operating model. We manage all patient care and utilization on a real-time basis from both a clinical and financial perspective through a system of exception reporting. At the corporate level, our geographic focus and investment in infrastructure and information systems enable us to leverage regional and senior management resources and add new locations without proportionate increases in corporate overhead. We believe we have been successful at integrating acquisitions. Initial activities include converting agencies to our information systems, and implementing standardized operational and clinical processes. Further integration efforts generally take 18-24 months to complete and include: improving operating efficiencies; recruiting qualified nurses and account executives as necessary; expanding relationships with local physicians and discharge planners; and expanding the breadth and quality of services offered to patients. Over the past three years, we successfully integrated 214 agencies into our operations.

Our Operations

Our Continuum of Care

We believe each patient has a unique continuum of needs depending on their clinical history, functionality and stage in life. We are in the process of developing new care management programs and protocols to better deliver evidence-based, coordinated care for our home health and hospice patients. We believe there is a need for this care management model beyond the home health episode of care for which we are currently reimbursed for by Medicare. Providing care management for chronically ill, elderly patients during the remainder of their life is what we refer to as Comprehensive Continuous Chronic Care Management or C4Msm. With skill, efficiency and compassion, and always focusing on the needs of our patients, we strive to develop the management infrastructure to provide seamless transitions across providers during the remainder of a patient’s life. Our C4Msm model seeks to build on the existing home care infrastructure (which includes comprehensive in-home assessments, development of patient-centered plans of care and multi-disciplinary in-home care delivery) and expand beyond a traditional episode of care to periods of time when a patient’s care requirements are low through periods that might require more intensive settings, such as facility based care. We believe there is an unmet need in the population we serve to provide continuous care across a patient’s remaining life, eventually migrating to palliative and hospice end of life care.

Over time, our strategy is to develop from a home health care to a post acute chronic care company to better serve the needs of our nation’s seniors and diversify our sources of payment so as to become less reliant upon Medicare. To this end, we are working to develop new products and business lines that will complement our existing home care and hospice businesses, and help seniors manage their health more effectively and stay in their homes longer. These include nursing and eldercare services, the use of telehealth modalities and other healthcare technologies not currently covered under the Medicare home health and hospice benefits.

Home Health

We believe there is no place like home for a healing, relaxing environment for patients recovering from illness, injury or surgical procedures. The home provides an environment that allows medical professionals greater access to family members who can participate in their loved one’s care, while allowing the caregivers to make recommendations based on each individual patient’s needs. In addition to the home being a preferred setting for the patient, we believe that providing care to patients in their homes offers a low-cost alternative to hospitals, nursing homes and other health care alternatives.

We are the leading provider of home-based care management programs for complex, chronically ill patients. We believe that our proprietary technologies, our “Encore” nurse call center and our evidence-based, best practice clinical algorithms are the right prescription for providing comprehensive, continuous chronic care management to our patients. Our home health care team utilizes the following resources to meet each patient’s continuum of needs:

•

Skilled Nursing: includes skilled observation and assessment, disease specific patient/caregiver education, wound management, infusion management, infusion therapy, catheter management (including, tracheotomy and ostomy care) and nutritional assessment/education;

•	Therapy Services: includes physical therapy, occupational therapy and speech therapy assessment/education;

•	Assistance: includes an assessment of and education regarding health challenges faced by each patient, in each case provided by certified nursing assistants; and

•	Additional Services: includes care provided by medical social workers and registered dieticians.

Our Care Management Programs for Complex, Chronically Ill Patients

We provide care we believe offers diagnosis-driven, evidenced-based protocols for effective patient management, including the following:

• Heart @ Home	• Stroke Recovery @ Home

• Diabetes @ Home	• Chronic Kidney Disease @ Home;

• Partners in Wound Care®	• Pain Management @ Home

• Wound Care — a Therapy Approach	• Rehab @ Home

• Surgical Recovery @ Home	• Orthopedic Recovery @ Home

• Behavioral Health @ Home	• Dysphagia @ Home

• COPD @ Home	• Balanced for Life®

Our Outcomes

Through our continuum of care, our care management programs for complex, chronically ill patients and our commitment to patient care, we strive to achieve the best possible outcome for each of our patients. From our initial assessment to implementing specific, individualized plans of care through final discharge of the patient, the outcomes we achieve for our patients generally exceed those achieved by the patients of our competitors in the markets that we serve based on CMS data. We are in the implementation phase of a multi-year plan to improve our patient outcomes. Over the past year, we have convened a strategic advisory board that is comprised of nationally recognized members in the fields of quality and research that is tasked with making specific recommendations for improving and enhancing our quality of care. One of the key areas of focus is reducing unnecessary re-hospitalizations. In an effort to reduce our re-hospitalization rate, we launched five beta sites for chronic care portals during 2009. This program is designed to provide a stratification of our highest risk chronic care patients to be managed by a team of advanced clinicians who provide targeted best practice interventions designed to reduce unnecessary re-hospitalizations. We are also utilizing our Encore call center for intra episode follow-up to educate patients on self management and to monitor patient compliance and have increased the deployment of our telehealth monitoring devices for our cardiac patients in select markets. We have increased the number of clinical resources available to our agencies, including the addition of clinical managers within our agencies and further expansion of corporate clinical resources available to support our operating locations. We are committed to improve upon our outcomes, which we believe will add to our reputation of quality.

Our Competitors

There are few barriers to entry in home health markets that do not require certificates of need (“CON”) or permits of approval (“POA”). Our primary competition comes from local privately-owned and hospital-owned health care providers. We compete based on the availability of personnel; the quality of services, expertise of visiting staff and value of our services; and in certain instances, on the price of our services. The industry is highly fragmented with over 10,000 provider numbers issued for home health agencies as of the end of 2009 and publicly owned providers account for only 12% of the revenue in the home nursing industry. In addition, we compete with a number of non-profit organizations that finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions that are unavailable to us.

Hospice

We provide care that is designed to provide comfort and support for patients who are facing a terminal illness, such as cancer, heart disease, pulmonary disease, dementia, and Alzheimer’s. We believe early involvement is beneficial to patients, as well as their loved ones, and we strive to provide compassionate care that promotes patient dignity and supports family members. We develop a relationship of trust, allowing all involved to fully understand the end-of-life needs of each patient and family member, which we believe results in greater comfort and quality of life.

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

Our Competitors

We receive referrals from physicians as well as friends or family members of potential patients who need our services. We compete with local, regional and national hospice providers for such referrals based on scope and quality of services and geographic coverage. With the exception of states that require CONs or POAs, there are few barriers to entry in our markets, which means we could be subject to additional competition. We try to differentiate ourselves from our competitors by providing what we believe is the highest level of quality care.

Our Employees

At December 31, 2009, we employed approximately 16,700 employees, consisting of approximately 14,600 home health care employees, 1,200 hospice care employees and 900 corporate employees. We compensate our visiting staff, which includes our home health care and hospice care employees, predominately on a pay per visit model. We believe paying clinicians in this manner maximizes efficiency and is the most equitable means of compensating our clinicians.

Payment for Our Services

Home Health Medicare

The Medicare home health benefit is available both for patients who need care following discharge from a hospital and patients who suffer from chronic conditions that require ongoing but intermittent care. As a condition of participation under Medicare, beneficiaries must be homebound (meaning that the beneficiary is unable to leave his/her home without a considerable and taxing effort), require intermittent skilled nursing, physical therapy or speech therapy services, and receive treatment under a plan of care established and periodically reviewed by a physician. Medicare rates are based on the severity of the patient’s condition, his or her service needs and other factors relating to the cost of providing services and supplies, bundled into 60-day episodes of care. An episode starts with the first day a billable visit is furnished and ends 60 days later or upon discharge, if earlier. If a patient is still in treatment on the 60th day, a recertification assessment is completed to determine if the patient needs additional care; and if the patient’s physician determines that further care is necessary, another episode begins on the 61st day (regardless of whether a billable visit is rendered on that day) and ends 60 days later. The first day of a consecutive episode, therefore, is not necessarily the new episode’s first billable visit. Annually the Medicare Program base episodic rates are set through Federal legislation, as follows:

Period	Base episode payment
January 1, 2007 through December 31, 2007	$2,339
January 1, 2008 through December 31, 2008	2,270
January 1, 2009 through December 31, 2009	2,272
January 1, 2010 through December 31, 2010	2,313

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

Home Health Non-Medicare

Payments from Medicaid and private insurance carriers are based on episodic-based rates or per visit rates (non-episodic based) depending upon the terms and conditions established with such payors. Episodic-based rates paid by our non-Medicare payors are paid in a similar manner and subject to the same adjustments as discussed above for Medicare; however, these rates can vary based upon negotiated terms.

Hospice Medicare

The Medicare hospice benefit is also available to Medicare-eligible patients with terminal illnesses, certified by a physician, where life expectancy is six months or less. Medicare rates are based on standard prospective rates for delivering care over a base 90-day or 60-day period (90-day episode of care for the first two episodes and 60-day episodes of care for any subsequent episodes). Payments are based on daily rates for each day a beneficiary is enrolled in the hospice benefit. Rates are set based on specific levels of care, are adjusted by a wage index to reflect healthcare labor costs across the country and are established annually through Federal legislation. The levels of care are routine care, general inpatient care, continuous home care and respite care. For 2009, our Medicare routine care revenue accounted for approximately 98% of our total net Medicare hospice service revenue and our average Medicare reimbursement was $133 per routine care day.

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

The two caps include an inpatient cap and overall payment cap, detailed below:

•

Inpatient Cap. This cap limits the number of days of inpatient care (both respite and general) under a provider number to 20% of the total number of days of hospice care (both inpatient and in-home) furnished to all patients served. The daily payment rate for any inpatient days of service in excess of the cap amount is calculated at the routine home care rate, with excess amounts due back to Medicare; and

•

Overall Payment Cap. This cap is calculated by the Medicare fiscal intermediary at the end of each hospice cap period to determine the maximum allowable payments per provider number. On a monthly and quarterly basis, we estimate our potential cap exposure using information available for both inpatient day limits as well as per beneficiary cap amounts. The total cap amount for each provider is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory amount that is indexed for inflation. The per beneficiary cap amount was $23,015 for the twelve-month period ended October 31, 2009 and $22,386 for the twelve month period ended October 31, 2008. Any amounts received in excess of the beneficiary cap amount must be refunded to Medicare.

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

Controls over Our Business System Infrastructure

We establish and maintain processes and controls over coding, clinical operations, billing, patient recertifications and compliance to help monitor and promote compliance with Medicare requirements.

•

Coding—Specified diagnosis codes are assigned to each of our patients based on their particular health condition and ailment (such as diabetes, coronary artery disease or congestive heart failure). Because coding regulations are complex and are subject to frequent change, we maintain controls surrounding our coding process. In order to reduce associated risk, we provide coding training for new agency directors and clinical managers; provide annual coding update training for agency directors and clinical managers; provide coding training during orientation for new employees; provide monthly specialized coding education; circulate a clinical operations quality newsletter; obtain outside expert coding instruction; utilize coding software in our POC system; and have automated coding edits based on pre-defined compliance metrics in our POC system.

•

Clinical Operations—Regulatory requirements allow patients to be admitted to home health care if they are considered homebound and require certain clinical services. These clinical services include: educating the patient about their disease; an assessment of observation skills; wound care; administering injections or intravenous fluids; and management and evaluation of a patient’s plan of care. In order to help monitor and promote compliance with regulatory requirements, we complete audits of patient charts; we use risk forecasting methodologies; we administer survey guideline education; we hold recurrent homecare regulatory education; we utilize outside expert regulatory services; and we have a toll-free hotline to offer additional assistance.

•

Billing—We maintain controls over our billing processes to help promote accurate and complete billing. In order to promote the accuracy and completeness of our billing, we have annual billing compliance testing; use formalized billing attestations; limit access to billing systems; use risk forecasting methodologies; perform direct line supervisor audits; hold weekly operational meetings; use automated daily billing operational indicators; and take prompt corrective action with employees who knowingly fail to follow our billing policies and procedures in accordance with a well publicized “Zero Tolerance Policy”.

•

Patient Recertification—In order to be recertified for an additional episode of care, a patient must be diagnosed with a continuing medical need. This could take the form of a continuing skilled clinical need or could be caused by changes to the patient’s medical regimen or by modified care protocols within the episode of care. As with the initial episode of care, a recertification requires approval of the patient’s physician. Before any employee recommends recertification to a physician, we conduct an agency level, multidisciplinary care team conference. We also monitor centralized automated compliance recertification metrics to identify, monitor, and where appropriate audit, agencies that have relatively high recertification levels.

•

Compliance—The quality and reputation of our personnel and operations are critical to our success. We develop, implement and maintain ethics, compliance and quality improvement programs as a component of the centralized corporate services provided to our home health and hospice agencies. Our ethics and compliance program includes a Code of Ethical Business Conduct for our employees, officers, directors and affiliates and a process for reporting regulatory or ethical concerns to our Chief Compliance Officer through a confidential hotline. We promote a culture of compliance within our company through persistent messages from our senior leadership concerning the necessity of strict compliance with legal requirements and company policies and procedures, and through publicizing and enforcing our Zero Tolerance Policy. We also employ a comprehensive compliance training program that includes: annual compliance testing; new hire compliance training; new acquisition compliance training; sales compliance training; new employee orientation compliance training; billing compliance training; and compliance presentations at all company functions.

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

We are also subject to Federal, state and local laws and regulations dealing with issues such as occupational safety, employment, medical leave, insurance, civil rights, discrimination, building codes, environmental issues and adverse event reporting and recordkeeping. Federal, state and local governments are expanding the number of regulatory requirements on businesses.

We have set forth below a discussion of the regulations that we believe most significantly affect our home health and hospice businesses.

Licensure, Certificates of Need and Permits of Approval

Home health and hospice agencies operate under licenses granted by the health authorities of their respective states. Additionally, certain states, including a number in which we operate, carefully restrict new entrants into the market based on demographic and/or competitive changes. In such states, expansion by existing providers or entry into the market by new providers is permitted only where a given amount of unmet need exists, resulting either from population increases or a reduction in competing providers. These states ration the availability of markets through a CON process, which is periodically evaluated. Currently, state health authorities in 17 states and the District of Columbia and Puerto Rico require a CON or, in the State of Arkansas, a POA, in order to establish and operate a home health agency, and state health authorities in 13 states and the District of Columbia require a CON to operate a hospice agency.

We operate home health agencies in the following CON states: Alabama, Alaska, Arkansas (POA), Georgia, Kentucky, Maryland, Mississippi, New York, North Carolina, South Carolina, Tennessee, Washington and West Virginia, as well as the District of Columbia and Puerto Rico. We provide hospice related services in the following CON states: Alabama, Arkansas, Maryland, North Carolina, Tennessee, Washington and West Virginia.

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

Medicare Participation

As we expect to continue to receive the majority of our revenue from serving Medicare beneficiaries, our agencies must comply with regulations promulgated by the United States Department of Health and Human Services in order to participate in the Medicare program and receive Medicare payments. Among other things, these regulations, known as “conditions of participation,” relate to the type of facility, its personnel and its standards of medical care, as well as its compliance with state and local laws and regulations. CMS has indicated that it will be revising the current home health conditions of participation but a publication date of such revisions has not been established.

CMS has engaged a number of third party firms, including recovery audit contractors (“RACs”) and Medicaid Integrity Contributors (“MICs”), to conduct extensive reviews of claims data and state and federal government health care program laws and regulations applicable to companies that operate home health and hospice agencies. These audits will evaluate the appropriateness of billings submitted for payment, and are expected to further intensify the regulatory environment surrounding the healthcare industry. In addition to identifying overpayments, audit contractors can refer suspected violations of law to government enforcement authorities.

Federal and State Anti-Fraud and Anti-Kickback Laws

As a provider under the Medicare and Medicaid systems, we are subject to various anti-fraud and abuse laws, including the Federal health care programs’ anti-kickback statute and, where applicable, its state law counterparts. Subject to certain exceptions, these laws prohibit any offer, payment, solicitation or receipt of any form of remuneration to induce or reward the referral of business payable under a government health care program or in return for the purchase, lease, order, arranging for, or recommendation of items or services covered under a government health care program. Affected government health care programs include any health care plans or programs that are funded by the United States government (other than certain Federal employee health insurance benefits/programs), including certain state health care programs that receive Federal funds, such as Medicaid. A related law forbids the offer or transfer of anything of value including certain waivers of co-payment obligations, to a beneficiary of Medicare or Medicaid that is likely to influence the beneficiary’s selection of health care providers, again subject to certain exceptions. Violations of the anti-fraud and abuse laws can result in the imposition of substantial civil and criminal penalties and, potentially, exclusion from furnishing services under any government health care program. In addition, the states in which we operate generally have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers where they are designed to obtain the referral of patients from a particular provider.

Stark Laws

Congress adopted legislation in 1989, known as the “Stark Law,” that generally prohibited a physician from ordering clinical laboratory services for a Medicare beneficiary where the entity providing that service has a financial relationship (including direct or indirect ownership or compensation relationships) with the physician (or a member of his/her immediate family), and further prohibits such entity from billing for or receiving payment for such services, unless a specified exception is available. The Stark Law was amended through additional legislation, known as “Stark II,” which became effective January 1, 1993. That legislation extended the Stark Law prohibitions beyond clinical laboratory services to a more extensive list of statutorily defined “designated health services,” which includes among other things home health services, durable medical equipment and outpatient prescription drugs. Violations of the Stark Law result in payment denials and may also trigger civil monetary penalties and program exclusion. An exception from the Stark Law that we rely upon is a safe harbor allowing us to lease office space from certain physicians at fair market value for legitimate and commercially reasonable business purposes. Several of the states in which we conduct business have also enacted statutes similar in scope and purpose to the Federal fraud and abuse laws and the Stark Laws. These state laws may mirror the Federal Stark Laws or may be different in scope. The available guidance and enforcement activity associated with such state laws varies considerably.

Federal and State Privacy and Security Laws

The Administrative Simplification provisions of the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), directed that the Secretary of the U.S. Department of Health and Human Services (“HHS”) promulgate regulations prescribing standard requirements for electronic health care transactions and establishing protections for the privacy and security of individually identifiable health information, known as “protected health information.” The HIPAA transactions regulations establish form, format and data content requirements for most electronic health care transactions, such as health care claims that are submitted electronically. The HIPAA privacy regulations establish comprehensive requirements relating to the use and disclosure of protected health information. The HIPAA security regulations establish minimum standards for the protection of protected health information that is stored or transmitted electronically. Violations of the privacy and security regulations are punishable by civil and criminal penalties.

The American Recovery and Economic Reinvestment Act of 2009 (“ARRA”), signed into law by President Obama on February 17, 2009, contained significant changes to the privacy and security provisions of HIPAA, including major changes to the enforcement provisions. Among other things, ARRA significantly increased the amount of civil monetary penalties that can be imposed for violations of HIPAA. ARRA also authorized state attorneys general to bring civil enforcement actions under HIPAA. These enhanced penalties and enforcement provisions went into effect immediately upon enactment of ARRA. ARRA also required that HHS promulgate regulations requiring that certain notifications be made to individuals, to HHS and potentially to the media in the event of breaches of the privacy of protected health information. These breach notification regulations went into effect on September 23, 2009, and HHS will begin to enforce violations on February 22, 2010. Violations of the breach notification provisions of HIPAA can trigger the increased civil monetary penalties described above.

ARRA’s numerous other changes to HIPAA have delayed effective dates and require the issuance of implementing regulations by HHS. The changes to HIPAA enacted as part of ARRA reflect Congressional intent that HIPAA’s privacy and security provisions be more strictly enforced. It is likely that these changes will stimulate increased enforcement activity and enhance the potential that health care providers will be subject to financial penalties for violations of HIPAA.

In addition to the federal HIPAA regulations, most states also have laws that protect the confidentiality of health information. Also, in response to concerns about identity theft, many states have adopted so-called “security breach” notification laws that may impose requirements regarding the safeguarding of personal information such as social security numbers and bank and credit card account numbers, and that impose an obligation to notify persons when their personal information has or may have been accessed by an unauthorized person. Some state security breach notification laws may also impose physical and electronic security requirements. Violation of state security breach notification laws can trigger significant monetary penalties.

The False Claims Act

The Federal False Claims Act gives the Federal government an additional way to police false bills or requests for payment for healthcare services. Under the False Claims Act, the government may fine any person who knowingly submits, or participates in submitting, claims for payment to the Federal government which are false or fraudulent, or which contain false or misleading information. Any person who knowingly makes or uses a false record or statement to avoid paying the Federal government, or knowingly conceals or avoids an obligation to pay money to the Federal government, may also be subject to fines under the False Claims Act. Under the False Claims Act, the term “person” means an individual, company, or corporation. The Federal government has widely used the False Claims Act to prosecute Medicare and other governmental program fraud in areas such as violations of the Federal anti-kickback statute or the Stark Laws, coding errors, billing for services not provided, and submitting false cost reports. The False Claims Act has also been used to prosecute people or entities that bill services at a higher reimbursement rate than is allowed and that bill for care that is not medically necessary. In addition to government enforcement, the False Claims Act authorizes private citizens to bring qui tam or “whistleblower” lawsuits, greatly extending the practical reach of the False Claims Act. The penalty for violation of the False Claims Act is a minimum of $5,500 for each fraudulent claim plus three times the amount of damages caused to the government as a result of each fraudulent claim.

The Fraud Enforcement and Recovery Act of 2009 (“FERA”), effective May 20, 2009, amended the False Claims Act with the intent of enhancing the powers of government enforcement authorities and whistleblowers to bring False Claims Act cases. In particular, FERA attempts to clarify that liability may be established not only for false claims submitted directly to the government, but also for claims submitted to government contractors and grantees. FERA also seeks to clarify that liability exists for attempts to avoid repayment of overpayments, including improper retention of federal funds. FERA also included amendments to False Claims Act procedure, expanding the government’s ability to use the Civil Investigative Demand process to investigate defendants, and permitting government complaints in intervention to relate back to the filing of the whistleblower’s original complaint. FERA is likely to increase both the volume and liability exposure of False Claims Act cases brought against health care providers.

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

Civil Monetary Penalties

The United States Department of Health and Human Services may impose civil monetary penalties upon any person or entity who presents, or causes to be presented, certain ineligible claims for medical items or services. The amount of penalties varies, depending on the offense, from $2,000 to $50,000 per violation. In addition, persons who have been excluded from the Medicare or Medicaid program and still retain ownership in a participating entity, or who contract with excluded persons, may be penalized. Penalties also are applicable in certain other cases, including violations of the Federal anti-kickback statute, payments to limit certain patient services, and improper execution of statements of medical necessity.

FDA Regulation

The U.S. Food and Drug Administration (“FDA”) regulates medical device user facilities, which include home health care providers. FDA regulations require user facilities to report patient deaths and serious injuries to FDA and/or the manufacturer of a device used by the facility if the device may have caused or contributed to the death or serious injury of any patient. FDA regulations also require user facilities to maintain files related to adverse events and to establish and implement appropriate procedures to ensure compliance with the above reporting and recordkeeping requirements. User facilities are subject to FDA inspection, and noncompliance with applicable requirements may result in warning letters or sanctions including civil monetary penalties, injunction, product seizure, criminal fines and/or imprisonment.

Available Information

Our company website address is www.amedisys.com. We use our website as a channel of distribution for important company information. Important information, including press releases, analyst presentations and financial information regarding our company, is routinely posted on and accessible on the Investor Relations subpage of our website, which is accessible by clicking on the tab labeled “Investors” on our website home page. We also use our website to expedite public access to time-critical information regarding our company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information. Therefore, investors should look to the “Investor Relations” subpage of our web site for important and time-critical information. Visitors to our website can also register to receive automatic e-mail and other notifications alerting them when new information is made available on the “Investor Relations” subpage of our website. In addition, we make available on the Investor Relations subpage of our website (under the link “SEC filings”) free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as practicable after we electronically file such reports with the SEC. Further, copies of our Certificate of Incorporation and Bylaws, our Code of Ethical Business Conduct and the charters for the Audit, Compensation and Nominating and Corporate Governance Committees of our Board are also available on the Investor Relations subpage of our website (under the link “Corporate Governance”).

Additionally, our filings can also be obtained at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. Our electronically filed reports can also be obtained on the SEC’s internet site at http://www.sec.gov.

ITEM 1A.  RISK FACTORS

The risks described below, and risks described elsewhere in this Form 10-K, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows and the actual outcome of matters as to which forward-looking statements are made in this Form 10-K. The risk factors described below and elsewhere in this Form 10-K are not the only risks faced by Amedisys. Our business and consolidated financial condition, results of operations and cash flows may also be materially adversely affected by factors that are not currently known to us, by factors that we currently consider immaterial or by factors that are not specific to us, such as general economic conditions.

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

Risks Related to Reimbursement

Because a high percentage of our revenue is derived from Medicare, reductions in Medicare rates, rate increases that do not cover cost increases and/or significant changes to the Medicare payment methodology could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Our net service revenue is primarily derived from Medicare, which accounted for 88%, 87% and 89% of our revenue during 2009, 2008 and 2007, respectively. Payments received from Medicare are subject to changes made through Federal legislation. These changes, as further detailed in Item 1, “Payment for Our Services”, can include changes to base episode payments and adjustments for home health services and changes to cap limits and per diem rates for hospice services. When such changes are implemented, we must also modify our internal billing processes and procedures accordingly, which can require significant time and expense. Any similar changes, including retroactive adjustments, adopted in the future by CMS could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.

There are continuing efforts to reform governmental healthcare programs that could result in major changes in the healthcare delivery and reimbursement system on a national and state level, including changes directly impacting the reimbursement systems for our home health and hospice agencies. Though we cannot predict what, if any, reform proposals will be adopted, healthcare reform and legislation may have a material adverse effect on our business and our financial condition, results of operations and cash flows through decreasing payments made for our services. We could be affected adversely by the continuing efforts of governmental and private third party payors to contain healthcare costs. We cannot assure you that reimbursement payments under governmental and private third party payor programs, including Medicare supplemental insurance policies, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. These changes could have a material adverse effect on our business, and our consolidated financial condition, results of operations and cash flows.

Our hospice operations are subject to two annual Medicare caps. If such caps were to be exceeded by any of our hospice providers, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

With respect to our hospice operations, overall payments made by Medicare to each provider number (generally corresponding to a hospice agency) are subject to an inpatient cap amount and an overall payment cap, which are calculated and published by the Medicare fiscal intermediary on an annual basis covering the period from November 1 through October 31. If payments received by any one of our hospice provider numbers exceeds either of these caps, we may be required to reimburse Medicare for payments received in excess of the caps, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

The economic downturn, any deepening of the economic downturn, continued deficit spending by the Federal government or state budget pressures may result in a reduction in payments and covered services.

Adverse developments in the United States and global economies, and continued deficit spending due to economic conditions, bailout programs directed at specific industries or other governmental measures, could lead to a reduction in Federal government expenditures, including governmentally funded programs in which we participate, such as Medicare and Medicaid. Reductions in expenditures for these programs could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.

Historically, state budget pressures have resulted in reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we can expect continuing cost containment pressures on Medicaid outlays for our services. In addition, continued unfavorable economic conditions may affect the number of patients enrolled in managed care programs and the profitability of managed care companies, which could result in reduced payment rates and could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Future cost containment initiatives undertaken by private third party payors may limit our future revenue and profitability.

Our non-Medicare revenue and profitability are affected by continuing efforts of third party payors to maintain or reduce costs of health care by lowering payment rates, narrowing the scope of covered services, increasing case management review of services and negotiating pricing. There can be no assurance that third party payors will make timely payments for our services, and there is no assurance that we will continue to maintain our current payor or revenue mix. Any changes in payment levels from third party payors could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Risks Related to Laws and Government Regulations

We are subject to extensive government regulation. Any changes to the laws and regulations governing our business, or to the interpretation and enforcement of those laws or regulations, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Our industry is subject to extensive Federal and state laws and regulations. See Item 1, “Our Regulatory Environment” for additional information on such laws and regulations. Federal and state laws and regulations impact how we conduct our business, the services we offer and our interactions with patients and the public and impose certain requirements on us such as:

•	licensure and certification;

•	adequacy and quality of health care services;

•	qualifications of health care and support personnel;

•	quality and safety of medical equipment;

•	confidentiality, maintenance and security issues associated with medical records and claims processing;

•	relationships with physicians and other referral sources;

•	operating policies and procedures;

•	addition of facilities and services;

•	billing for services; and

•	reporting and maintaining records regarding adverse events.

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

Additionally, we are subject to various routine and non-routine reviews, audits and investigations by the Medicare and Medicaid programs and other Federal and state governmental agencies, which have various rights and remedies against us if they assert that we have overcharged the programs or failed to comply with program requirements or Medicare has made an overpayment. Violation of the laws governing our operations, or changes in interpretations of those laws, could result in the imposition of fines, civil or criminal penalties, and the termination of our rights to participate in Federal and state-sponsored programs and/or the suspension or revocation of our licenses. If we become subject to material fines, or if other sanctions or other corrective actions are imposed on us, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

We face periodic and routine reviews, audits and investigations under our contracts with federal and state government agencies and private payors, and these audits could have adverse findings that may negatively impact our business.

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. We also are subject to audits under various government programs, including the RAC program, in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare program. Private pay sources also reserve the right to conduct audits. Our costs to respond to and defend reviews, audits and investigations may be significant and could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Moreover, an adverse review, audit or investigation could result in:

•	required refunding or retroactive adjustment of amounts we have been paid pursuant to the federal or state programs or from private payors;

•	state or federal agencies imposing fines, penalties and other sanctions on us;

•	loss of our right to participate in the Medicare program, state programs, or one or more private payor networks; or

•	damage to our business and reputation in various markets.

These results could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

If an agency fails to comply with the conditions of participation in the Medicare program, that agency could be terminated from the Medicare program.

Each of our agencies must comply with required conditions of participation in the Medicare program. If we fail to meet the conditions of participation at an agency, we may receive a notice of deficiency from the applicable state surveyor. If that agency then fails to institute an acceptable plan of correction to remediate the deficiency within the correction period provided by the state surveyor, that agency could be terminated from the Medicare program. Any termination of one or more of our agencies from the Medicare program for failure to satisfy the program’s conditions of participation could have a material adverse effect on our business and reputation and our consolidated financial condition, results of operations and cash flows. CMS has announced that it is currently revising the Medicare conditions of participation for home health agencies across the industry, with an unknown publication date. We do not know at this time what effect the revisions will have on our operations, and there can be no assurances that the revisions will not have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

We are subject to Federal and state laws that govern our financial relationships with physicians and other health care providers, including potential or current referral sources; certain agencies acquired by us from Home Health Corporation of America (“HHCA”) are operating under a Corporate Integrity Agreement (“CIA”).

We are required to comply with Federal and state laws, generally referred to as “anti-kickback laws,” that prohibit certain direct and indirect payments or other financial arrangements between health care providers that are designed to encourage the referral of patients to a particular provider for medical services. In addition to these anti-kickback laws, the Federal government has enacted specific legislation, commonly known as the “Stark Law,” that prohibits certain financial relationships, specifically including ownership interests and compensation arrangements, between physicians (and the immediate family members of physicians) and providers of designated health services, such as home health agencies, to whom the physicians refer patients. Some of these same financial relationships are also subject to additional regulation by states. Although we believe we have structured our relationships with physicians and other potential referral sources to comply with these laws where applicable we cannot assure you that courts or regulatory agencies will not interpret state and Federal anti-kickback laws and/or the Stark Law and similar state laws regulating relationships between health care providers and physicians in ways that will adversely implicate our practices. Violations of these laws could lead to criminal or civil fines or other sanctions, including denials of government program reimbursement or even exclusion from participation in governmental health care programs that could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

Risks Related to our Growth Strategy

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

We expect to continue to open agencies in existing and new markets. Our new agency growth, however, will depend on several factors, including our ability to:

•	obtain locations for agencies in markets where need exists;

•	identify and hire a sufficient number of appropriately trained professionals; and

•	obtain adequate financing to fund growth.

We focus significant time and resources on acquisitions of agencies, or on assets of agencies, in targeted markets. Not only do we face competition for acquisition candidates, but we may also be unable to identify, negotiate and complete suitable acquisition opportunities on favorable terms. As we continue to add acquisition-related revenue and expand our markets, our growth could strain our resources, including management, information systems, regulatory compliance, logistics and other controls. This could require us to incur expenses for hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding our information technology infrastructure. Additionally, acquisitions involve significant risks and uncertainties, including difficulties in recouping partial episode payments and other types of misdirected payments for services from the previous owners; difficulties integrating acquired personnel and business practices into our business; the potential loss of key employees or patients of acquired agencies; the delay in payments associated with change in ownership, control and the internal process of the Medicare fiscal intermediary; and the assumption of liabilities and exposure to unforeseen liabilities of acquired agencies. We may not be able to fully integrate the operations of the acquired businesses with our current business structure in an efficient and cost-effective manner. The failure to effectively integrate any of these businesses could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Start-up agencies can be delayed from opening in a timely manner due to processing of regulatory approvals.

There can be delays associated with opening a start-up agency. These delays are the result of processing delays with the state regulatory bodies as well as processing delays by the associated fiscal intermediaries that serve as billing liaisons between the agency and CMS. In order to initiate operations at a start-up agency we must submit the necessary applications along with the required documentation to the appropriate state and Federal regulatory bodies. However, CMS has issued a memorandum which prioritizes the initial surveys for new Medicare providers as lowest priority for the state regulatory bodies. Moreover, depending on state requirements the fiscal intermediary may need to receive the state license before the approval process can move forward. Once the necessary application and documentation has been submitted to the state and Federal regulatory bodies, there is a testing period of transmitting data from the applicant to CMS. Once complete, the agency receives a provider agreement and corresponding number and can begin billing. If we are unable to obtain regulatory approval for our start-up agencies in a timely manner, such delays could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.

State efforts to regulate the establishment or expansion of health care providers could impair our ability to expand our operations.

Some states require health care providers (including skilled nursing facilities, hospice agencies, home health agencies and assisted living facilities) to obtain prior approval, known as a CON or POA in order to commence operations. See Item 1, “Our Regulatory Environment” for additional information on CONs and POAs. If we are not able to obtain such approvals, our ability to expand our operations could be impaired, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Federal regulation may impair our ability to consummate acquisitions or open new agencies.

Changes in Federal laws or regulations may materially adversely impact our ability to acquire agencies or open new start-up agencies. For example, CMS recently adopted a regulation known as the “36 Month Rule” that is applicable to home health agency acquisitions. The 36 Month Rule prohibits buyers of certain home health agencies — those that either enrolled in Medicare or underwent a change in ownership fewer than 36 months prior to the acquisition — from assuming the Medicare billing privileges of the acquired agency. Instead, the acquired agencies must enroll as new providers with Medicare. As a result, the 36 Month Rule may further increase competition for acquisition targets that are not subject to the rule, and may cause significant Medicare billing delays for the purchasers of agencies that are subject to the rule.

We may not succeed in our efforts to evolve from a home health care company to a post acute chronic care company.

Our long-term strategy is to develop from a home health care to a post acute chronic care company to better serve the needs of our nation’s seniors and diversify our sources of payment so as to become less reliant upon Medicare. To this end, we are working to develop new products and business lines that will complement our existing home care and hospice business, and help seniors manage their health more effectively and stay in their home longer. Developing new product offerings and lines of business can be time consuming and expensive, and there can be no certainty that our efforts in these areas will ultimately be successful.

Risks Related to our Operations

Because we are limited in our ability to control rates received for our services, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected if we are not able to maintain or reduce our costs to provide such services.

As Medicare is our primary payor and rates are established through Federal legislation, we have to manage our costs of providing care to achieve a desired level of profitability. Additionally, non-Medicare rates are difficult for us to negotiate as such payors are under pressure to reduce their own costs. As a result, we manage our costs in order to achieve a desired level of profitability including, but not limited to, centralization of various processes, the use of technology and management of the number of employees utilized. If we are not able to continue to streamline our processes and reduce our costs, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

Our industry is highly competitive, with few barriers to entry.

There are few barriers to entry in home health markets that do not require a CON or POA. Our primary competition comes from local privately-owned and hospital-owned health care providers. We compete based on the availability of personnel; the quality of services, expertise of visiting staff and value of our services; and in certain instances, on the price of our services. Increased competition in the future may limit our ability to maintain or increase our market share.

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

Managed care organizations and other third party payors continue to consolidate to enhance their ability to influence the delivery of health care services. Consequently, the health care needs of patients in the United States are increasingly served by a smaller number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers. Our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected if these organizations terminate us as a provider and/or engage our competitors as a preferred or exclusive provider. In addition, should private payors, including managed care payors, seek to negotiate additional discounted fee structures or the assumption by health care providers of all or a portion of the financial risk through prepaid capitation arrangements, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

If we are unable to react competitively to new developments, our operating results may suffer. We cannot assure you that we will be able to compete successfully against current or future competitors, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

Our business depends on effective, secure and operational information systems which include software that is developed in-house and systems provided by external contractors and other service providers. We have developed and use a proprietary Windows™-based clinical software system with our POC system to collect assessment data, schedule and log patient visits, generate medical orders and monitor treatments and outcomes in accordance with established medical standards. Our clinical software system integrates billing and collections functionality; accounting; human resources; payroll; and employee benefits programs provided by third parties. Problems with, or the failure of, our technology and systems or any system upgrades or programming changes associated with such technology and systems that have problems or fail to function properly could have a material adverse effect on data capture, billing, collections, assessment of internal controls and management and reporting capabilities. Any such problems or failures and the costs incurred in correcting any such problems or failures, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. To the extent these external contractors or other service providers become insolvent or fail to support the software or systems we have licensed from them, our operations could be materially adversely affected.

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

We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches, including unauthorized access to patient data stored in our information systems, and the introduction of computer viruses to our systems. Our security measures may be inadequate to prevent security breaches and our business operations could be materially adversely affected by federal and state fines and penalties, cancellation of contracts and loss of patients if security breaches are not prevented.

We have installed privacy protection systems and devices on our network and POC laptops in an attempt to prevent unauthorized access to information in our database. However, our technology may fail to adequately secure the confidential health information we maintain in our databases. In such circumstances, we may be held liable to our patients and regulators, which could result in fines, litigation or adverse publicity that could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Even if we are not held liable, any resulting negative publicity could harm our business and distract the attention of management.

Further, our information systems are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins and similar events. A failure to restore our information systems after the occurrence of any of these events could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Because of the confidential health information we store and transmit, loss of electronically stored information for any reason could expose us to a risk of regulatory action and litigation and possible liability and loss.

We believe we have all of the necessary licenses from third parties to use technology and software that we do not own. A third party could, however, allege that we are infringing its rights and we may not be able to obtain licenses on commercially reasonable terms from the third party, if at all, or the third party may commence litigation against us. In addition, we may find it necessary to initiate litigation to protect our trade secrets, to enforce our intellectual property rights and to determine the scope and validity of any proprietary rights of others. Any such litigation, or the failure to obtain any necessary licenses or other rights, could materially and adversely affect our business.

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

Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was approximately $786.9 million as of December 31, 2009 and if we make additional acquisitions, it is likely that we will record additional intangible assets in our consolidated financial statements. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets of $149.5 million as of December 31, 2009, which we review both on a periodic basis as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination that a significant impairment in value of our unamortized intangible assets or long-lived assets occurs, such determination could require us to write off a substantial portion of our assets. A write off of these assets could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

A shortage of qualified registered nursing staff and other clinicians, such as therapists, could materially impact our ability to attract, train and retain qualified personnel and could increase operating costs.

We compete for qualified personnel with other providers of home health and hospice services. Our ability to attract and retain clinicians depends on several factors, including our ability to provide these personnel with attractive assignments and competitive salaries and benefits. We cannot be assured we will succeed in any of these areas. In addition, there are shortages of qualified health care personnel in some of our markets. As a result, we may face higher costs of attracting clinicians and providing them with attractive benefit packages than we originally anticipated which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. In addition, if we expand our operations into geographic areas where health care providers historically have been unionized, or if additional of our agency employees become unionized, being subject to a collective bargaining agreement may have a negative impact on our ability to timely and successfully recruit qualified personnel and may increase our operating costs. Generally, if we are unable to attract and retain clinicians, the quality of our services may decline and we could lose patients and referral sources, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

The services we offer involve an inherent risk of professional liability and related substantial damage awards. As of December 31, 2009, we had approximately 16,700 employees (14,600 home health, 1,200 hospice and 900 corporate employees). In addition, we employ direct care workers on a contractual basis to support our existing workforce. Due to the nature of our business, we, through our employees and caregivers who provide services on our behalf, may be the subject of medical malpractice claims. A court could find these individuals should be considered our agents, and, as a result, we could be held liable for their negligence. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. While we maintain malpractice liability coverage that we believe is appropriate given the nature and breadth of our operations, any claims against us in excess of insurance limits could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

If we are unable to maintain our corporate reputation, our business may suffer.

Our success depends on our ability to maintain our corporate reputation, including our reputation for providing quality patient care and for compliance with Medicare requirements and the other laws to which we are subject. Adverse publicity surrounding any aspect of our business, including the death or disability of any of our patients due to our failure to provide proper care, or due to any failure on our part to comply with Medicare requirements or other laws to which we are subject, could negatively affect our Company’s overall reputation and the willingness of referral sources to refer patients to us.

We depend on the services of our executive officers and other key employees.

Our success depends upon the continued employment of members of our senior management team, including our Chairman and Chief Executive Officer, William F. Borne, our Chief Operating Officer, Michael D. Snow, our Chief Financial Officer, Dale E. Redman, our Chief Medical Officer, Dr. Michael O. Fleming, our Chief Development Officer, T.A. “Tim” Barfield, Jr., our Chief Information Officer, G. Patrick Thompson, Jr., our Chief Compliance Officer, Jeffrey D. Jeter, and our General Counsel, David R. Bucey. The loss or departure of any one of these executives could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Our operations could be impacted by natural disasters.

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

Risks Related to Liquidity

Delays in payment may cause liquidity problems.

Our business is characterized by delays from the time we provide services to the time we receive payment for these services. If we have difficulty in obtaining documentation, such as physician orders, experience information system problems or experience other issues that arise with Medicare or other payors, we may encounter additional delays in our payment cycle.

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

The United States and global capital and credit markets have recently experienced extreme volatility and disruption at unprecedented levels. Many financial institutions have recorded significant write-downs of asset values and these write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions, or have increased their rates significantly.

While we intend to finance strategic acquisitions and internal growth with cash flows from operations and borrowings under our revolving credit facility, we may require sources of capital in addition to those presently available to us. Uncertainty in the capital and credit markets may impact our ability to access capital on terms acceptable to us (i.e. at attractive/affordable rates) or at all, and this may result in our inability to achieve present objectives for strategic acquisitions and internal growth. Further, in the event we need additional funds, and we are unable to raise the necessary funds on acceptable terms, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

Our indebtedness could impact our financial condition and impair our ability to fulfill other obligations.

As of December 31, 2009, we had total outstanding indebtedness of approximately $215.2 million, comprised mainly of indebtedness incurred in March 2008, in connection with the TLC Health Care Services, Inc. (“TLC”) acquisition. Our level of indebtedness could have a material adverse effect on our business and consolidated financial position, results of operations and cash flows and impair our ability to fulfill other obligations in several ways, including:

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

The agreements governing our indebtedness (the “Debt Agreements”) contain restrictive covenants that require us to comply with or maintain certain financial covenants and ratios and restrict our ability to:

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

The price at which our common stock trades may be volatile. The stock market from time to time experiences significant price and volume fluctuations that impact the market prices of securities, particularly those of health care companies. The market price of our common stock may be influenced by many factors, including:

•	our operating and financial performance;

•	variances in our quarterly financial results compared to research analyst expectations;

•	the depth and liquidity of the market for our common stock;

•	future sales of common stock by the company or large shareholders or the perception that sales could occur;

•	investor and analyst perception of our business and our prospects;

•	developments relating to litigation or governmental investigations;

•	changes or proposed changes in health care laws or regulations or enforcement of these laws and regulations, or announcements relating to these matters;

•	departure of key personnel;

•	changes in the Medicare, Medicaid and private insurance payment rates for home health and hospice;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; or

•	general economic and stock market conditions.

In addition, the stock market in general, and the NASDAQ Global Select Market (“NASDAQ”) in particular, has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of health care provider companies. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In the past, securities class-action cases have often been brought against companies following periods of volatility in the market price of their securities.

The activities of short sellers could reduce the price or prevent increases in the price of our common stock. “Short sale” is defined as the sale of stock by an investor that the investor does not own. Typically, investors who sell short believe the price of the stock will fall, and anticipate selling shares at a higher price than the purchase price at which they will buy the stock. As of December 31, 2009, investors held a short position of approximately 15.4 million shares of our common stock which represented 54.7% of our outstanding common stock. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline.

Sales of substantial amounts of our common stock or preferred stock, or the availability of those shares for future sale, could materially impact our stock price and limit our ability to raise capital.

The following table presents information about our outstanding common and preferred stock and our outstanding securities exercisable for or convertible into shares of common stock:

As of December 31, 2009
Common stock outstanding	28,191,174
Preferred stock outstanding	—
Common stock available under 2008 Omnibus Incentive Compensation Plan	1,588,891
Stock options outstanding and exercisable	424,234
Non-vested stock outstanding	365,457
Non-vested stock units outstanding	95,384

In addition, we have a shelf registration statement (declared effective by the SEC on August 31, 2007) with availability for the issuance of up to $250.0 million of any combination of preferred and common stock. In the event that we issue equity securities to raise additional capital for future acquisitions, or otherwise, these equity issuances may dilute our existing stockholders.

If we were to sell substantial amounts of our common stock in the public market or if there was a public perception that substantial sales could occur, the market price of our common stock could decline. These sales or the perception of substantial future sales may also make it difficult for us to sell common stock in the future to raise capital.

Our board of directors may use anti-takeover provisions or issue stock to discourage a change of control.

Our certificate of incorporation currently authorizes us to issue up to 60,000,000 shares of common stock and 5,000,000 shares of undesignated preferred stock. Our board of directors may cause us to issue additional stock to discourage an attempt to obtain control of our company. For example, shares of stock could be sold to purchasers who might support our board of directors in a control contest or to dilute the voting or other rights of a person seeking to obtain control. In addition, our board of directors could cause us to issue preferred stock entitling holders to vote separately on any proposed transaction, convert preferred stock into common stock, demand redemption at a specified price in connection with a change in control, or exercise other rights designed to impede a takeover.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Baton Rouge, Louisiana in a 110,000 square feet building that we own. As of December 31, 2009, we had adequate space to accommodate our corporate staff located in the Baton Rouge area; however, we believe this headquarters facility may not be adequate in the future as we continue to grow. We are currently evaluating how best to meet our growing needs, which may include adding to our corporate offices and/or leasing additional office space.

In addition to our corporate headquarters, we also lease facilities for our home health and hospice agencies. Generally, these leases have an initial term of three years, but range from one to seven years. Most of these leases also contain an option to extend the lease period as deemed necessary. The following table shows the location of our 521 Medicare-certified home health and 65 hospice agencies at December 31, 2009:

State	Home health	Hospice	State	Home health	Hospice
Alaska	1	1	Missouri	8	—
Alabama	32	6	Mississippi	13	1
Arkansas	5	1	New Jersey	1	—
Arizona	9	—	North Carolina	8	4
California	11	—	New Mexico	1	—
Colorado	2	—	New York	5	—
Connecticut	5	—	New Hampshire	2	2
Delaware	2	—	Ohio	17	—
Florida	59	—	Oklahoma	13	—
Georgia	62	6	Oregon	4	1
Idaho	1	1	Pennsylvania	17	7
Illinois	12	—	Rhode Island	1	—
Indiana	15	1	South Carolina	19	9
Kansas	4	2	Tennessee	57	11
Kentucky	29	—	Texas	22	1
Louisiana	12	1	Virginia	26	1
Massachusetts	8	—	Washington	3	1
Maine	1	—	West Virginia	12	5
Maryland	11	1	Wyoming	2	2
Michigan	5	—	Washington, D.C.	1	—
Minnesota	2	—	Carolina, Puerto Rico	1	—

			Total	521	65

ITEM 3. LEGAL PROCEEDINGS

See Part IV, Item 15, “Note 9, Commitments and Contingencies” for information concerning our legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders in the fourth quarter of 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock trades on the NASDAQ under the trading symbol “AMED.” The following table presents the range of high and low sales prices for our common stock for the periods indicated as reported on NASDAQ:

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2009:
First Quarter	$53.30	$25.20
Second Quarter	38.66	26.28
Third Quarter	46.73	29.71
Fourth Quarter	52.61	36.67

Year Ended December 31, 2008:
First Quarter	$49.99	$36.18
Second Quarter	54.40	38.26
Third Quarter	67.98	45.88
Fourth Quarter	59.24	33.27

As of February 19, 2010, there were approximately 584 holders of record of our common stock.

Dividend Policy

We have not declared or paid any cash dividends on our common stock or any other of our securities and do not expect to pay cash dividends for the foreseeable future. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. Future decisions concerning the payment of dividends will depend upon our results of operations, financial condition, capital expenditure plans and debt service requirements, as well as such other factors as the board of directors, in its sole discretion, may consider relevant. In addition, our outstanding indebtedness restricts, and we anticipate any additional future indebtedness may restrict, our ability to pay cash dividends.

Purchases of Equity Securities

We did not purchase any shares of our common stock during the three-month period ended December 31, 2009.

Stock Performance Graph

The Performance Graph below compares the cumulative total stockholder return on our common stock, $0.001 par value per share, for the five-year period ended December 31, 2009, with the cumulative total return on the NASDAQ composite index and an industry peer group over the same period (assuming the investment of $100 in our common stock, the NASDAQ composite index and the industry peer group) on December 31, 2004 and the reinvestment of dividends. The peer group we selected is comprised of: Gentiva Health, Inc. (“GTIV”), LHC Group, Inc. (“LHCG”) and Almost Family, Inc. (“AFAM”). The cumulative total stockholder return on the following graph is historical and is not necessarily indicative of future stock price performance. No cash dividends have been declared on our common stock.

	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Amedisys, Inc.	$100.00	$130.41	$135.31	$199.73	$170.18	$200.06
NASDAQ Composite	$100.00	$101.33	$114.01	$123.71	$73.11	$105.61
Peer Group	$100.00	$89.75	$136.74	$127.65	$200.76	$184.32

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

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below is derived from our audited consolidated financial statements for the five-year period ended December 31, 2009. The financial data for the years ended December 31, 2009, 2008 and 2007 should be read together with our consolidated financial statements and related notes included in Part IV, Item 15 “Exhibits and Financial Statement Schedules” and the information included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

	2009	2008 (1)(2)(4)	2007 (3)(4)(5)	2006 (4)	2005 (6)
	(Amounts in thousands, except per share data)
Income Statement Data:
Net service revenue	$1,513,459	$1,187,415	$697,934	$541,148	$381,558
Operating income	$230,748	$157,101	$96,562	$65,656	$50,102
Net income attributable to Amedisys, Inc.	$135,837	$86,682	$65,113	$38,255	$30,102
Net income per basic share	$4.99	$3.28	$2.52	$1.75	$1.45
Net income per diluted share	$4.89	$3.22	$2.48	$1.72	$1.41

(1)

On March 26, 2008, we acquired 100% of the stock of TLC, a privately-held provider of home nursing services with 92 home health and 11 hospice agencies located in 22 states and the District of Columbia, and on February 28, 2008, we acquired the stock of Family Home Health Care, Inc. and Comprehensive Home Healthcare Services, Inc. (“HMA”), a home health provider with 24 agencies in Tennessee and Kentucky. The results of these acquisitions have been included in our consolidated results as of the dates of purchase (see Part IV, Item 15, “Note 3, Acquisitions” for further details).

(2)

During 2008, certain TLC integration costs were incurred primarily for the payment of severance for TLC employees and for the conversion of the acquired TLC agencies to our operating systems including our POC network. The costs were included in general and administrative expenses and amounted to $4.0 million ($2.4 million, net of tax) for 2008.

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

(4)	On January 1, 2006, we adopted FASB’s authoritative guidance related to share-based payments, utilizing the modified prospective approach.
(5)

During the third and fourth quarters of 2007, we acquired certain assets and certain liabilities of Integricare, Inc. (“Integricare”) a home health and hospice care service provider with 15 home health and nine hospice agencies in nine states. The results of Integricare have been included in our consolidated results as of the dates of the purchase.

(6)

During the third quarter of 2005, we acquired the stock of HMR Acquisition, Inc., the parent holding company of Housecall Medical Resources, Inc. (“Housecall”), a privately-held provider of home care services with 57 home health agencies and nine hospice agencies in five states. The results of Housecall have been included in our consolidated results since the date of the purchase.

	2009	2008	2007	2006	2005
	(Amounts in thousands)
Balance Sheet Data:
Total assets	$1,172,351	$1,070,194	$587,111	$463,756	$339,997
Total long-term obligations, including current portion	$215,153	$328,574	$24,040	$5,337	$53,207
Total Amedisys, Inc. stockholders’ equity	$735,166	$561,335	$446,971	$364,007	$192,599
Cash dividends declared per common share	$—	$—	$—	$—	$—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for 2009, 2008 and 2007. This discussion should be read in conjunction with our audited financial statements included in Part IV, Item 15, “Exhibits and Financial Statement Schedules” and Part I, Item 1, “Business” of this Annual Report on Form 10-K. The following analysis contains forward-looking statements about our future revenues, operating results and expectations. See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the risks, assumptions and uncertainties affecting these statements as well as Part I, Item 1A, “Risk Factors.”

Overview

We are a leading provider of high-quality, low-cost home health services to the chronic, co-morbid, aging American population. Our services include home health and hospice services and approximately 88%, 87%, and 89% of our revenue was derived from Medicare for 2009, 2008 and 2007, respectively. During 2009, we had $1.5 billion in net service revenue, recorded earnings per diluted share of $4.89 per share and had cash flow from operations of $247.7 million. We saw improvements in our general and administrative expenses as a percent of revenue which decreased from 39.4% of revenue in 2008 to 36.9% of revenue in 2009, which was primarily related to the leveraging of our operating structure as we integrated the TLC acquisition. In addition, we decreased our days revenue outstanding, net by 13.3 days from 47.2 days at December 31, 2008 to 33.9 days at December 31, 2009. The improvement in our days revenue outstanding, net is primarily due to the progress in collecting our outstanding accounts receivable associated with our 2008 acquisitions. During 2009 we saw a significant decrease in the number of acquisitions completed due to uncertainty in future Medicare reimbursement rules and rates brought on by the healthcare legislative reform process, however once legislative changes become more clear we expect our acquisition activity to increase in 2010. The following details our owned and operated Medicare-certified agencies, which are located in 40 states within the United States, the District of Columbia and Puerto Rico. The agencies closed were consolidated with agencies servicing the same areas.

	Owned and Operated Agencies
	Home health	Hospice
At December 31, 2007	325	29
Acquisitions	131	14
Start-ups	35	5
Closed	(11)	—

At December 31, 2008	480	48
Acquisitions	8	12
Start-ups	41	7
Closed	(8)	(2)

At December 31, 2009	521	65

Recent Developments

Executive Leadership

During 2009, we announced the departure of our former President and Chief Operating Officer and our former Chief Information Officer. Subsequent to their departures we made the following changes in our executive leadership: Dr. Michael O. Fleming was appointed as our Chief Medical Officer, Michael D. Snow was appointed as our Chief Operating Officer, T.A. “Tim” Barfield, Jr. was appointed as our Chief Development Officer and G. Patrick Thompson, Jr. was appointed as our Executive Vice President of Administration and Chief Information Officer.

Payment

The United States Congress is continuing to consider legislation as part of the 2010 fiscal budget that could impact the amounts that we are paid by Medicare for home health services provided to Medicare eligible patients. As of the date of this filing, the legislation has not been finalized and thus we cannot estimate the impact of such potential changes but we continue to monitor these actions closely.

On October 30, 2009, CMS adjusted the base episodic rate for 2010 with a 2.0% market basket increase, a 2.5% increase resulting from a modification to the current outlier policy and a negative 2.75% case-mix adjustment. The net effect of these changes increased the base rate for 2010 by 1.8% to $2,313. The revised outlier policy includes a cap on outlier payments of 10% per provider and targets total aggregate outlier payments at 2.5% of total home health payments. During 2009, the percentage of our outlier episodes to completed episodes was 1.3%; therefore, we do not expect these changes to have a material impact on our future results of operations or financial condition.

On August 14, 2009, CMS issued a final rule to update and revise the Medicare hospice wage index for fiscal year 2010. The final rule revises the phase out of the hospice budget neutrality adjustment to a 10% reduction of the 7% hospice budget neutrality adjustment in fiscal year 2010 and a 15% reduction annually for fiscal years 2011 through 2016. CMS also included a 2.1% market basket update which offset by the 10% reduction of the 7% hospice budget neutrality adjustment (0.7%), increased the Medicare hospice rate by 1.4%. This rule was effective October 1, 2009. We estimate this change to have a positive 1.4% impact on net service revenue in our hospice segment for fiscal year 2010.

During 2009, CMS issued OASIS-C, the updated version of the OASIS data set that must be used for all assessments of Medicare and Medicaid patients that are completed on or after January 1, 2010. We do not believe this change will have a material impact on our future results of operations or financial condition.

Results of Operations

During 2009, we completed the acquisition of 20 home health and hospice agencies compared to 145 home health and hospice agencies in 2008 and opened 48 home health and hospice agencies in 2009 compared to 40 home health and hospice agencies in 2008. As a result of these acquisition and start-up activities, our operating results may not be comparable for the years presented.

When we refer to “base business,” we mean home health and hospice agencies that we have operated for at least the last twelve months; when we refer to “acquisitions,” we mean home health and hospice agencies that we acquired within the last twelve months; and when we refer to “start-ups,” we mean any home health or hospice agency opened by us in the last twelve months. Once an agency has been in operation for a twelve month period, the results for that particular agency are included as part of our base business from that date forward (for example, revenue from the agencies acquired in March 2008, in the TLC acquisition are recorded in our base business commencing in April 2009). When we refer to episodic-based revenue, admissions, recertifications or completed episodes, we mean home health revenue, admissions, recertifications or completed episodes of care for those payors that pay on an episodic-basis, which includes Medicare and other insurance carriers including Medicare Advantage programs.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net Service Revenue

The following table summarizes our net service revenue growth (amounts in millions):

	For the Year Ended December 31, 2009			For the Year Ended December 31, 2008
	Base/Start-ups (2)	Acquisitions	Total
Home health revenue:
Medicare revenue	$1,136.2	$90.8	$1,227.0	$969.5
Non-Medicare, episodic-based revenue	109.6	4.4	114.0	82.7

Total episodic-based revenue	1,245.8	95.2	1,341.0	1,052.2
Non-Medicare revenue	58.8	9.6	68.4	66.0

	1,304.6	104.8	1,409.4	1,118.2

Hospice revenue:
Medicare revenue	83.6	14.6	98.2	64.8
Non-Medicare revenue	5.2	0.7	5.9	4.4

	88.8	15.3	104.1	69.2

Total revenue:
Medicare revenue	1,219.8	105.4	1,325.2	1,034.3
Non-Medicare revenue	173.6	14.7	188.3	153.1

	$1,393.4	$120.1	$1,513.5	$1,187.4

Internal episodic-based revenue growth (1)	18%			28%

(1)	Internal episodic-based revenue growth is the percent increase in our base/start-up episodic-based revenue for the period as a percent of the total episodic-based revenue of the prior period.
(2)	Our net service revenue for our base/start-up agencies of $1.4 billion included $39.2 million from our start-up agencies.

Our net service revenue increased $326.1 million from 2008 to 2009 and consisted of an increase of $291.2 million in home health revenue and $34.9 million in hospice revenue. Our strategy is to focus on internal growth, which includes increasing our volume of admissions for our base agencies, continuing our start-up strategy and continuing to pursue acquisitions to expand our footprint.

Our home health revenue growth consisted of $149.2 million from our base agencies, $37.2 million from our start-up agencies and $104.8 million from our acquisitions. The increase in our base/start-up agencies was primarily related to growth in our internal episodic-based revenue, which increased by $193.6 million or 18% from 2008 to 2009, with 7% of the increase related to growth in admission and recertification volume and 11% of the increase attributable to revenue per episode.

Our average episodic-based revenue per completed episode increased from $2,854 to $3,166 from 2008 to 2009 and was due primarily to the continued deployment of our therapy intensive specialty programs to more of our home health agencies. Additionally, the 2008 average revenue per episode only includes 9 months of episodes related to our TLC acquisition, whereas the TLC agencies were included for all of 2009. The agencies we acquired through the TLC acquisition are located in areas with higher wage indexes resulting in higher revenue per episode.

Our hospice revenue growth consisted of $17.6 million from our base agencies, $2.0 million from our start-up agencies and $15.3 million from our acquisitions. Hospice revenue is primarily impacted by average daily census, levels of care and payment rates. Overall, our average daily census increased from 1,468 in 2008 to 2,150 for 2009. Our base/start-up agencies had an average daily census of 1,837 in 2009 compared to 1,468 in 2008.

The key components of changes in average daily census are admissions and the patients’ average length of stay once they are under our care. Our patient’s average length of stay was 82 days for 2008 and 2009. Payment rates for Medicare are adjusted annually and are effective on October 1st. Our 2009 revenue was impacted by approximately 1.9% increase effective October 1, 2008 and a 1.4% increase effective October 1, 2009.

Home Health Statistics

The following table summarizes our total home health patient admissions, recertifications and completed episodes:

	For the Year Ended December 31, 2009			For the Year Ended December 31, 2008
	Base/Start-ups	Acquisitions	Total
Admissions:
Medicare	189,204	19,845	209,049	180,690
Non-Medicare, episodic-based	21,645	1,088	22,733	18,681

Total episodic-based	210,849	20,933	231,782	199,371
Non-Medicare	31,838	4,685	36,523	34,683

	242,687	25,618	268,305	234,054

Internal episodic-based admission growth (1)	6%			11%

Recertifications:
Medicare	177,290	11,006	188,296	166,013
Non-Medicare, episodic-based	15,884	577	16,461	12,827

Total episodic-based	193,174	11,583	204,757	178,840
Non-Medicare	19,075	2,581	21,656	22,073

	212,249	14,164	226,413	200,913

Internal episodic-based recertification growth (2)	8%			25%

Completed Episodes:
Medicare	346,785	29,014	375,799	325,132
Non-Medicare, episodic-based	34,665	1,511	36,176	27,944

Total episodic-based	381,450	30,525	411,975	353,076

(1)	Internal episodic-based admission growth is the percent increase in our base/start-up episodic-based admissions for the period as a percent of the total episodic-based admissions of the prior period.
(2)

Internal episodic-based recertification growth is the percent increase in our base/start-up episodic-based recertifications for the period as a percent of the total episodic-based recertifications of the prior period.

The decrease in our internal episodic-based admission growth from 11% in 2008 to 6% in 2009 is primarily due to the inclusion of the TLC acquired agencies in our internal growth metric beginning in the second quarter of 2009. As is typical with our large acquisitions, we do experience a loss in admissions as we rapidly convert agencies to our platform. We anticipate improving the internal growth at these agencies in 2010.

Our rate of recertification will vary based on the clinical needs of our patients. While we experienced a drop in the internal episodic-based recertification growth, our ratio of recertifications to admissions remained relatively consistent from 2008 to 2009.

Cost of Service, excluding Depreciation and Amortization

Our cost of service consists of the following expenses incurred by our clinical and clerical personnel in our agencies:

•	salaries, taxes and benefits (including health care insurance and workers’ compensation insurance);

•	travel and training expenses (primarily reimbursed mileage at a standard rate); and

•	supplies and services expenses (including payments to contract therapists).

The following summarizes our cost of service, visit and cost per visit information:

	For the Year Ended December 31, 2009			For the Year Ended December 31, 2008
	Base/Start-ups	Acquisitions	Total
Cost of service (amounts in millions):
Home health	$616.0	$54.1	$670.1	$523.6
Hospice	46.2	8.2	54.4	39.0

	$662.2	$62.3	$724.5	$562.6

Home health:
Visits during the period:
Medicare	6,684,403	529,711	7,214,114	5,833,666
Non-Medicare, episodic-based	641,558	25,816	667,374	489,213

Total episodic-based	7,325,961	555,527	7,881,488	6,322,879
Non-Medicare	723,825	96,833	820,658	681,321

	8,049,786	652,360	8,702,146	7,004,200

Home health cost per visit (1)	$76.52	$82.93	$77.00	$74.76

(1)	We calculate home health cost per visit as home health cost of service divided by total home health visits during the period.

Of the $161.9 million increase in cost of service from 2008 to 2009, $99.6 million is related to increased costs from our base/start-up agencies and $62.3 million is related to acquisitions. The $99.6 million increase in base/start-up expenses consisted primarily of $95.2 million related to salaries, taxes and benefits. The $95.2 million increase in salaries, taxes and benefits was primarily related to the increase in the number of visits performed by our base/start-up agencies, which increased by 14.9% or approximately 1.0 million visits from 2008.

Our cost per visit increased from $74.76 in 2008 to $77.00 in 2009. We carefully monitor our cost per visit in order to deliver high-quality low cost care to our patients. Factors contributing to the increase in our cost per visit include the mix of clinicians performing visits (i.e. registered nurses, therapists, home health aides, etc), wage inflation and use of contract therapists. While the majority of our clinicians are paid on a per visit basis, we do hire some clinicians on a salaried basis for an initial period before converting to our pay per visit model. Also, newly acquired agencies generally have a higher cost per visit and take up to 18 to 24 months to reach the labor efficiencies of our existing agencies. Additionally contributing to the increase in our cost per visit during 2009 is the addition of 76 home health clinical managers since August 2009. Our clinical managers are responsible for the clinical oversight of our patient care and we have added these managers as part of our strategy of continuing to improve our patient outcomes.

General and Administrative Expenses, Provision for Doubtful Accounts, Depreciation and Amortization and Other Expense, Net

The following table summarizes our general and administrative expenses, provision for doubtful accounts, depreciation and amortization expense and other expense, net (amounts in millions):

	For the Years Ended December 31,
	2009	2008
General and administrative expenses:
Salaries and benefits	$327.7	$264.0
Non-cash compensation	7.8	6.4
Rent and utilities	55.3	48.0
Other	118.9	104.9
Provision for doubtful accounts	20.2	24.0
Depreciation and amortization	28.3	20.4
Other expense, net	(8.4)	(15.7)

Salaries and benefits increased $63.7 million, which consisted of an increase of $42.8 million in base/start-up agency and corporate office expenses and the inclusion of $20.9 million in acquisition agency expenses. The base/start-up agency and home office expenses increased by $42.8 million due to increased personnel costs for our field administrative staff and corporate staff necessitated by our internal growth and acquisitions. Our personnel costs for our field administrative staff included the addition of 13 performance improvement clinical specialists during the fourth quarter of 2009 and we anticipate adding 42 of these specialists during the first and second quarters of 2010. Our performance improvement clinical specialists assist with our compliance controls and will participate in the training of our clinical staff. Additionally, our general and administrative expenses for 2008 include expenses for nine months for the 103 agencies acquired in the TLC acquisition, while these agencies were included for all of 2009.

Rent and utilities increased $7.3 million, which consisted of an increase of $3.3 million in base/start-up agency and corporate office expenses and the inclusion of $4.0 million in acquisition agency expenses.

Other general and administrative expenses increased $14.0 million, which consisted of an increase of $8.8 million in base/start-up agency expenses and the inclusion of $5.2 million in acquisition agency expenses. The $8.8 million increase in our base/start-up agency expenses primarily included increases in our corporate office expenses, which was necessitated by our continued development of our corporate infrastructure needed to support our growing number of agencies.

Our provision for doubtful accounts decreased $3.8 million due to better cash collections and billing processes resulting in an increase of $393.0 million in cash collections and a decrease of $11.6 million in our unbilled accounts receivable from 2008. For additional information on our provision for doubtful accounts see “Liquidity and Capital Resources — Outstanding Patient Accounts Receivable.”

Depreciation and amortization expense increased $7.9 million primarily due to additions in our equipment and furniture and computer software, which are depreciated over three to seven years.

Other expense, net decreased $7.3 million primarily as a result of a decrease in interest expense of $5.0 million as we have reduced our outstanding debt by $113.3 million during 2009 and our weighted-average interest rate decreased from 4.8% in 2008 to 3.5% in 2009.

Income Tax Expense

The following table summarizes our income tax expense and estimated income tax rate (amounts in millions, except for estimated income tax rate):

	For the Years Ended December 31,
	2009	2008
Income before income taxes	$222.4	$141.4
Income tax (expense)	(86.2)	(54.7)
Estimated income tax rate	38.8%	38.7%

The increase in income tax expense of $31.5 million is primarily attributable to an increase in income before income taxes and a slight increase in the estimated income tax rate. The slight increase in the estimated income tax rate is due to the expiration of the Federal income tax credits created as a result of the Work Opportunity Tax Credits created by The Emergency Stabilization Act of 2008.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net Service Revenue

The following table summarizes our net service revenue growth (amounts in millions):

	For the Year Ended December 31, 2008			For the Year Ended December 31, 2007
	Base/Start-ups (2)	Acquisitions	Total
Home health revenue:
Medicare revenue	$728.3	$241.2	$969.5	$580.3
Non-Medicare, episodic-based revenue	66.7	16.0	82.7	39.6

Total episodic-based revenue	795.0	257.2	1,052.2	619.9
Non-Medicare revenue	32.2	33.8	66.0	34.1

	827.2	291.0	1,118.2	654.0

Hospice revenue:
Medicare revenue	44.8	20.0	64.8	40.7
Non-Medicare revenue	3.3	1.1	4.4	3.2

	48.1	21.1	69.2	43.9

Total revenue:
Medicare revenue	773.1	261.2	1,034.3	621.0
Non-Medicare revenue	102.2	50.9	153.1	76.9

	$875.3	$312.1	$1,187.4	$697.9

Internal episodic-based revenue growth (1)	28%			26%

(1)	Internal episodic-based revenue growth is the percent increase in our base/start-up episodic-based revenue for the period as a percent of the total episodic-based revenue of the prior period.
(2)	Our net service revenue for our base/start-up agencies of $875.3 million included $28.0 million from our start-up agencies.

Our net service revenue increased $489.5 million from 2007 to 2008 and consisted of an increase of $177.4 million in our base/start-up agencies and $312.1 million from our acquisition agencies. The $177.4 million increase in our base/start-up agencies was primarily related to our internal episodic-based revenue, which increased by $175.1 million or 28% from 2007 to 2008, with 19% of the increase related to growth in our admission and recertification volume and 9% of the increase attributable to revenue per episode.

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

Home Health Statistics

The following table summarizes our total home health patient admissions, recertifications and completed episodes:

	For the Year Ended December 31, 2008			For the Year Ended December 31, 2007
	Base/Start-ups	Acquisitions	Total
Admissions:
Medicare	129,640	51,050	180,690	119,961
Non-Medicare, episodic-based	14,648	4,033	18,681	9,688

Total episodic-based	144,288	55,083	199,371	129,649
Non-Medicare	21,039	13,644	34,683	22,183

	165,327	68,727	234,054	151,832

Internal episodic-based admission growth (1)	11%			12%

Recertifications:
Medicare	130,049	35,964	166,013	107,615
Non-Medicare, episodic-based	10,620	2,207	12,827	4,997

Total episodic-based	140,669	38,171	178,840	112,612
Non-Medicare	11,991	10,082	22,073	11,991

	152,660	48,253	200,913	124,603

Internal episodic-based recertification growth (2)	25%			33%

Completed Episodes:
Medicare	241,137	83,995	325,132	208,547
Non-Medicare, episodic-based	22,283	5,661	27,944	11,308

Total episodic-based	263,420	89,656	353,076	219,855

(1)	Internal episodic-based admission growth is the percent increase in our base/start-up episodic-based admissions for the period as a percent of the total episodic-based admissions of the prior period.
(2)

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

Our base or mature agencies are primarily concentrated in the southeastern part of the United States, as compared to our recent acquisitions, which include states outside of our southeastern concentration. These other states have a higher wage index compared to our base agencies, which results in higher labor costs. Additionally, often the agencies we acquire pay visiting staff on a salary basis rather than on a per visit basis. As part of the process of converting acquired agencies to our operations, we convert our visiting staff from salary to a pay per visit model, which we believe promotes labor efficiencies and lowers cost. Typically, acquired agencies take up to 18 to 24 months to reach the labor efficiencies of existing operations.

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

Salaries and benefits increased $113.0 million due primarily to increased personnel costs for our field administrative staff necessitated by our internal growth and acquisitions. Of the $113.0 million increase, $53.1 million related to our acquisitions, which included an increase of $5.2 million for TLC corporate staff and $1.9 million related to certain TLC severance costs. TLC had 103 employees at their corporate office when we acquired them on March 26, 2008 and as of December 31, 2008, 8 remained employed by us.

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

Income Tax Expense

The following table summarizes our income tax expense and estimated income tax rate (amounts in millions, except for estimated income tax rate):

	For the Years Ended December 31,
	2008	2007
Income before income taxes	$141.4	$103.4
Income tax (expense)	(54.7)	(38.3)
Estimated income tax rate	38.7%	37.0%

The increase in income tax expense of $16.4 million is attributable to an increase in income before income taxes and an increase in the estimated income tax rate. The increase in the estimated income tax rate was primarily attributable to the reversal of the Alliance liabilities during 2007 resulting from the conclusion of the Alliance Bankruptcy, which was a nontaxable event and caused the 2007 rate to be lower. For both 2008 and 2007 we benefited from Federal income tax credits created as a result of the Work Opportunity Tax Credits and continued by The Emergency Economic Stabilization Act of 2008.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Years Ended December 31,
	2009	2008
Cash provided by operating activities	$247.7	$150.7
Cash (used in) investing activities	(97.3)	(505.7)
Cash (used in) provided by financing activities	(118.7)	301.6

Net increase (decrease) in cash and cash equivalents	31.7	(53.4)
Cash and cash equivalents at beginning of period	2.8	56.2

Cash and cash equivalents at end of period	$34.5	$2.8

Cash provided by operating activities increased $97.0 million during 2009 compared to 2008, primarily as a result of changes in patient accounts receivable, accounts payable and accrued expenses. Patient accounts receivable had the most significant impact as cash collections exceeded net service revenue by approximately $16.0 million for 2009 compared to net service revenue exceeding cash collections by approximately $51.0 million for 2008. The increase in cash collections during 2009 was due to a significant decrease in unbilled accounts receivable as further discussed in “Outstanding Patient Accounts Receivable” below.

Cash used in investing activities decreased $408.4 million during 2009 compared to 2008. Our cash flow needs for our investing activities was greater during 2008 primarily due to our acquisitions of TLC and Family Home Health Care, Inc. and Comprehensive Home Healthcare Services, Inc. (“HMA”), which totaled $437.4 million.

Cash used in financing activities increased $420.3 million during 2009 compared to 2008, primarily due to a decrease in proceeds from the issuance of long-term obligations as a result of the debt incurred in connection with the TLC acquisition during 2008 and an increase in principal payments of our long-term obligations during 2009. We decreased our outstanding long-term obligations net of borrowings by $113.3 million from December 31, 2008.

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program; however, from time to time, we can and do obtain additional sources of liquidity through sales of our equity or by incurrence of additional indebtedness. As of December 31, 2009, we had $34.5 million in cash and cash equivalents and $239.1 million in availability under our $250.0 million Revolving Credit Facility.

During 2009, we spent $36.4 million in routine capital expenditures, which primarily included equipment, furniture and computer software. Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements over the next twelve months and into the foreseeable future.

As we manage our liquidity needs to meet our operating forecasts, debt service requirements and our acquisition and start-up activities, we monitor the creditworthiness and solvency of our syndicate of banks that provide the availability of credit under our Revolving Credit Agreement as well as the status of the overall equity and credit markets. As of the date of this filing, we do not believe our availability of funds under our Revolving Credit Facility is at risk; however, we continue to monitor our syndicate of banks in light of the credit market conditions. If the availability under our current Revolving Credit Facility decreases, we may need to consider adjusting our strategy to meet our operating forecasts, debt service requirements and acquisition and start-up activity needs.

Outstanding Patient Accounts Receivable

Our patient accounts receivable, net decreased $25.4 million from 2008 to 2009 primarily due to improved billing processes and increases in our cash collection efforts during 2009. Our cash collections as a percentage of revenue was 101.1% and 95.7% for 2009 and 2008, respectively.

Our days revenue outstanding, net decreased 13.3 days from 47.2 days at December 31, 2008 to 33.9 days at December 31, 2009. The improvement in our days revenue outstanding, net is primarily due to the progress in collecting our outstanding accounts receivable associated with our 2008 acquisitions, which inherently are subject to regulatory and internal delays associated with the conversion process.

Our patient accounts receivable includes unbilled receivables, which are aged based upon our initial service date. At December 31, 2009, the unbilled patient accounts receivable, as a percentage of gross patient accounts receivable, was 19.8%, or $36.7 million, compared to 23.0% or $48.3 million at December 31, 2008. We monitor unbilled receivables on an agency by agency basis to ensure that all efforts are made to bill claims within timely filing deadlines. The timely filing deadlines vary by state for Medicaid and among insurance companies. As of December 31, 2009, agencies acquired during the past twelve months represented $2.0 million or 5.5% of our unbilled accounts receivable compared to $17.0 million or 35.1% as of December 31, 2008.

Our provision for estimated revenue adjustments (which is deducted from our service revenue to determine net service revenue) and provision for doubtful accounts for were as follows for the periods indicated (in millions). We fully reserve for both our Medicare and other patient accounts receivable that are aged over 360 days.

	For the Years Ended December 31,
	2009	2008
Provision for estimated revenue adjustments	$8.8	$6.4
Provision for doubtful accounts	20.2	24.0

Total	$29.0	$30.4

As a percent of revenue	1.9%	2.6%

Our provision for estimated revenue adjustments and doubtful accounts as a percent of revenue decreased from 2009 as compared to the same period in 2008 due to a decrease in the percentage of our private revenue (non-episodic) during 2009, which historically has a significantly lower collection rate than our episodic-based revenue and improvements in our private accounts receivable aging as the result of increased cash collections during 2009.

The following schedule details our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding, net):

	0-90	91-180	181-365	Over 365	Total
At December 31, 2009:
Medicare patient accounts receivable, net (1)	$90.1	$20.4	$4.8	$0.2	$115.5

Other patient accounts receivable:
Medicaid	6.3	2.7	3.5	2.8	15.3
Private	20.5	10.6	9.7	5.1	45.9

Total	$26.8	$13.3	$13.2	$7.9	$61.2

Allowance for doubtful accounts (2)					(26.4)

Non-Medicare patient accounts receivable, net					$34.8

Total patient accounts receivable, net					$150.3

Days revenue outstanding, net (3)					33.9

	0-90	91-180	181-365	Over 365	Total
At December 31, 2008:
Medicare patient accounts receivable, net (1)	$91.0	$30.2	$8.2	$0.3	$129.7

Other patient accounts receivable:
Medicaid	7.8	5.0	6.0	2.0	20.8
Private	21.0	14.4	14.2	2.7	52.3

Total	$28.8	$19.4	$20.2	$4.7	$73.1

Allowance for doubtful accounts (2)					(27.1)

Non-Medicare patient accounts receivable, net					$46.0

Total patient accounts receivable, net					$175.7

Days revenue outstanding, net (3)					47.2

(1)

The following table summarizes the activity and ending balances in our estimated revenue adjustments (amounts in millions), which is recorded to reduce our Medicare outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the Years Ended December 31,
	2009	2008
Balance at beginning of period	$7.2	$3.6
Provision for estimated revenue adjustments	8.8	6.4
Write offs	(7.3)	(3.2)
Acquired through acquisitions	—	0.4

Balance at end of period	$8.7	$7.2

Our estimated revenue adjustments were 7.0% and 5.3% of our outstanding Medicare patient accounts receivable at December 31, 2009 and 2008, respectively.

(2)

The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in millions), which is recorded to reduce only our Medicaid and Private outstanding patient accounts receivable to their estimated net realizable value.

	For the Years Ended December 31,
	2009	2008
Balance at beginning of period	$27.1	$13.0
Provision for doubtful accounts	20.2	24.0
Write offs	(21.1)	(13.1)
Acquired through acquisitions	0.2	3.2

Balance at end of period	$26.4	$27.1

Our allowance for doubtful accounts was 43.1% and 37.0% of our outstanding Medicaid and Private patient accounts receivable at December 31, 2009 and 2008, respectively.

(3)

Our calculation of days revenue outstanding, net is derived by dividing our ending net patient accounts receivable (i.e. net of estimated revenue adjustments and allowance for doubtful accounts) at December 31, 2009 and 2008 by our average daily net patient revenue for the three-month periods ended December 31, 2009 and 2008, respectively.

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

On March 25, 2008, we entered into a $100.0 million Note Purchase Agreement (the “Note Purchase Agreement”), pursuant to which we issued and sold on March 26, 2008, three series of Senior Notes (the “Senior Notes”) in an aggregate principal amount of $100.0 million. Interest on the Senior Notes is payable at the prescribed rates semi-annually on March 25 and September 25 of each year beginning September 25, 2008. The Senior Notes are unsecured, but are guaranteed by all of our material subsidiaries.

On March 26, 2008, we entered into a $400.0 million Credit Agreement (the “Credit Agreement”), which consists of: (i) a $150.0 million, five-year Term Loan (the “Term Loan”) and (ii) a $250.0 million, five-year Revolving Credit Facility (the “Revolving Credit Facility”). The Revolving Credit Facility provides for and includes within its $250.0 million limit a $15.0 million swingline facility and commitments for up to $25.0 million in letters of credit. The Revolving Credit Facility may be utilized by us to provide ongoing working capital and for other general corporate purposes. The Term Loan and Revolving Credit Facility are unsecured, but are guaranteed by all of our material subsidiaries.

The proceeds of the Term Loan, our initial draw of $145.0 million under the Revolving Credit Facility, and the proceeds from the issuance of the Senior Notes were utilized by us (a) to fund the purchase price of the TLC acquisition; (b) to pay transaction and other expenses associated with the TLC acquisition and the closings contemplated by the Credit Agreement and the Note Purchase Agreement; and (c) for other general corporate purposes. In addition, in connection with incurring this debt, we recorded $8.1 million in deferred debt issuance costs as other assets in our consolidated balance sheet, which are being amortized over the term of the debt.

The Term Loan is repayable in 20 equal quarterly installments of $7.5 million each plus accrued interest beginning on June 30, 2008, with any remaining balance due at maturity on March 26, 2013. Upon occurrence of certain events, including our issuance of capital stock if our leverage ratio at the time of issuance is equal to or in excess of 2.50 and certain asset sales by us where the cash proceeds are not reinvested within a specified time period, mandatory prepayments are required in the amounts specified in the Credit Agreement and Note Purchase Agreement. Mandatory prepayments are paid ratably to the lenders under the Credit Agreement and the holders of Senior Notes, based upon the respective indebtedness outstanding. Amounts paid to the lenders under the Credit Agreement are applied first to the Term Loan, with any excess applied to amounts outstanding under the Revolving Credit Facility, without reduction in the commitments to make revolving loans under the Revolving Credit Facility.

Borrowings under the Term Loan and Revolving Credit Facility, which are not within the swingline facility or letters of credit, are subject to classification as either ABR loans or Eurodollar rate (i.e. LIBOR) loans, as selected by us. Outstanding principal balances of ABR loans are subject to an interest rate based on the ABR Rate, which is set as the greater of the Prime Rate or the Federal Funds Rate plus 0.50% per annum plus an applicable margin, and outstanding principal balances of Eurodollar rate loans are subject to an interest rate as determined by reference to the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus an applicable margin. The applicable margin from the inception of the facility through June 30, 2008 was set at 1.75% per the terms of the Credit Agreement and for all subsequent quarters is determined based upon our total leverage ratio, as presented in the table below, for both the Term Loan and the Revolving Credit Facility. Overdue amounts bear interest at 2% per annum above the applicable rate. We are also subject to a commitment fee under the terms of the Revolving Credit Facility, payable quarterly in arrears, as presented in the table below.

Total Leverage Ratio	Margin for ABR Loans	Margin for Eurodollar Loans	Commitment Fee
≥ 3.00	1.00%	2.00%	0.40%
< 3.00 and ≥ 2.50	0.75%	1.75%	0.35%
< 2.50 and ≥ 2.00	0.50%	1.50%	0.30%
< 2.00 and ≥ 1.50	0.25%	1.25%	0.25%
< 1.50 and ≥ 1.00	0.00%	1.00%	0.20%
< 1.00	0.00%	0.75%	0.15%

Our weighted-average interest rate for the Term Loan and the Revolving Credit Facility were 1.7% and 4.3% for 2009 and 2008, respectively.

The Credit Agreement and the Note Purchase Agreement require us to meet two financial covenants which are calculated on a rolling four quarter basis. One is a total leverage ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) which cannot exceed 2.5 and the second is a fixed charge coverage ratio of adjusted EBITDA plus rent expense to certain fixed charges (i.e. interest expense, required principal payments, capital expenditures, etc) which is required to be greater than 1.25. The Credit Agreement also contains customary covenants, including, but not limited to, restrictions on (a) incurrence of liens; (b) incurrence of additional debt; (c) sales of assets or other fundamental corporate changes; (d) investments; (e) declarations of dividends; and (f) capital expenditures. These covenants contain customary exclusions and baskets. As of December 31, 2009, our total leverage ratio (used to compute the margin and commitment fees, described above) was 0.8, our fixed charge coverage ratio was 2.4, and we were in compliance with the covenants associated with our long-term obligations.

The following table presents our availability under our $250.0 million Revolving Credit Facility as of December 31, 2009 (amounts in millions):

Total Revolving Credit Facility	$250.0
Less: outstanding revolving credit loans	—
Less: outstanding swingline loans	—
Less: outstanding letters of credit	(10.9)

Remaining availability under the Revolving Credit Facility	$239.1

Promissory Notes

Our promissory notes outstanding of $17.6 million as of December 31, 2009 were generally issued for three-year periods in amounts between $0.2 million and $9.9 million and bear interest in a range of 2.58% to 7.25%. These promissory notes are primarily promissory notes issued in conjunction with our acquisitions for a portion of the purchase price and also include promissory notes issued for software licenses, unrelated to acquisitions.

Contractual Obligations and Medicare Liabilities

Our future contractual obligations and Medicare liabilities at December 31, 2009 were as follows (amounts in millions):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term obligations	$215.1	$44.2	$63.4	$72.5	$35.0
Interest on long-term obligations (1)	30.6	7.6	13.4	8.5	1.1
Capital leases	0.1	0.1	—	—	—
Operating leases	96.2	31.7	43.7	20.7	0.1
Purchase obligations	14.3	4.6	8.1	1.6	—
Medicare liabilities	4.6	4.6	—	—	—

	$360.9	$92.8	$128.6	$103.3	$36.2

(1)	Interest on debt with variable rates was calculated using the current rate of that particular debt instrument at December 31, 2009.

Inflation

We do not believe inflation has significantly impacted our results of operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, collectibility of accounts receivable, reserves related to insurance and litigation, goodwill, intangible assets and contingencies. We base these estimates on our historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results experienced may vary materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations may be affected.

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

Home Health Revenue Recognition

Medicare Revenue

Net service revenue is recorded under the PPS Medicare payment program based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited, to: (a) an outlier payment if our patient’s care was unusually costly; (b) LUPA if the number of visits was fewer than five; (c) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required (thresholds set at 6, 14 and 20 visits); (e) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (f) changes in the base episode payments established by the Medicare Program; (g) adjustments to the base episode payments for case mix and geographic wages; and (h) recoveries of overpayments.

We make adjustments to Medicare revenue on completed episodes to reflect differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We estimate the impact of such payment adjustments based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record this estimate during the period in which services are rendered as an estimated revenue adjustment and a corresponding reduction to patient accounts receivable. Therefore, we believe that our reported net service revenue and patient accounts receivable will be the net amounts to be realized from Medicare for services rendered. For 2009, 2008 and 2007, we recorded $8.8 million, $6.4 million and $2.6 million, respectively, in estimated revenue adjustments to Medicare revenue.

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of December 31, 2009 and 2008, the difference between the cash received from Medicare for a RAP on episodes in progress and the associated estimated revenue was included as a reduction to our outstanding patient accounts receivable in our consolidated balance sheets for such periods, since only a nominal amount represents cash collected in advance of providing services.

Non-Medicare Revenue

Episodic-based Revenue. We recognize revenue in a similar manner as we recognize Medicare revenue for episodic-based rates that are paid by other insurance carriers, including Medicare Advantage programs; however, these rates can vary based upon the negotiated terms.

Non-episodic Based Revenue. Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established or estimated per-visit rates, as applicable. Contractual adjustments are recorded for the difference between our established rates and the contracted rates realizable from patients, third parties and others for services provided and are deducted from gross revenue to determine net service revenue and are also recorded as a reduction to our outstanding patient accounts receivable. In addition, we receive a minimal amount of our net service revenue from patients who are either self-insured or are obligated for an insurance co-payment.

Hospice Revenue Recognition

Hospice Medicare Revenue

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily or hourly rates for each of the four levels of care we deliver. The four main levels of care we provide are routine care, general inpatient care, continuous home care and respite care. We make adjustments to Medicare revenue for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes our historical collection rate on Medicare claims, and record it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable.

Additionally, as Medicare is subject to an inpatient cap limit and an overall payment cap, we monitor our provider numbers and estimate amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and increase other accrued liabilities. As of December 31, 2009 and 2008, we had $0.1 million recorded for estimated amounts due back to Medicare in other accrued liabilities in our accompanying consolidated balance sheets. As a result of our adjustments we believe our revenue and patients accounts receivable are recorded at amounts that will be ultimately realized.

Hospice Non-Medicare Revenue

We record gross revenue on an accrual basis based upon the date of service at amounts equal to our established rates or estimated per visit rates, as applicable. Contractual adjustments are recorded for the difference between our established rates and the amounts estimated to be realizable from patients, third parties and others for services provided and are deducted from gross revenue to determine net service revenue and patient accounts receivable.

Patient Accounts Receivable

Our patient accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, Medicaid, other third party payors and patients. We believe there is a certain level of credit risk associated with non-Medicare payors. To provide for our non-Medicare patient accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying amount to its estimated net realizable value. We believe the credit risk associated with our Medicare accounts, which represents 77% and 74% of our net patient accounts receivable at December 31, 2009 and 2008, respectively is limited due to (i) our historical collection rate of over 99% from Medicare and (ii) the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. There is no other single payor, other than Medicare that accounts for more than 10% of our total outstanding patient receivables, and thus we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable.

We fully reserve for accounts, which are aged at 360 days or greater. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible.

Medicare Home Health

Our Medicare billing begins with a process to ensure that our billings are accurate through the utilization of an electronic Medicare claim review. We submit a RAP for 60% of our estimated payment for the initial episode at the start of care or 50% of the estimated payment for any subsequent episodes of care contiguous with the first episode for a particular patient. The full amount of the episode is billed after the episode has been completed (“final billed”). The RAP received for that particular episode is then deducted from our final payment. If a final bill is not submitted within the greater of 120 days from the start of the episode, or 60 days from the date the RAP was paid, any RAPs received for that episode will be recouped by Medicare from any other claims in process for that particular provider number. The RAP and final claim must then be re-submitted.

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

Goodwill and Other Intangible Assets

We perform impairment tests of goodwill and indefinite lived assets. The impairment analysis requires numerous subjective assumptions and estimates to determine fair value of the respective reporting units. We completed our annual impairment review as of October 31, 2009 and determined that no impairment charge was required. Depending on changes in Medicare payment, admissions volume and other factors, we may be required to recognize impairment charges in the future. As of December 31, 2009, there were no indicators noted that required us to re-evaluate our annual impairment test.

Intangible assets consist of Certificates of Need, licenses, acquired names, non-compete agreements and reacquired franchise rights. We amortize non-compete agreements, acquired names that we do not intend to use in the future and reacquired franchise rights on a straight-line basis over their estimated useful lives, which is generally three years for non-compete agreements and up to five years for reacquired franchise rights and acquired names.

Income Taxes

We use the asset and liability approach for measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates. Our deferred tax calculation requires us to make certain estimates about future operations. Deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date. As of December 31, 2009 and 2008, our net deferred tax liabilities were $40.6 million and $16.2 million, respectively, representing an increase of $24.4 million. The increase was primarily related to an increase of $14.1 million to the deferred tax liability related to amortization of intangible assets.

New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, to amend the FASB Accounting Standards Codification to require the disclosure of transfers in and out of Level 1 and 2 fair value measurements, a gross presentation of activity within the Level 3 fair value measurement roll forward and includes clarifications to existing disclosures requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The ASU is effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 roll forward which is effective for fiscal years beginning after December 15, 2010. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility and Term Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our consolidated statements of operations and our consolidated statements of cash flows will be exposed to changes in interest rates. As of December 31, 2009, the total amount of outstanding debt subject to interest rate fluctuations was $97.5 million. A 1.0% interest rate change would cause interest expense to change by approximately $1.0 million annually.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2009, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures were effective as of December 31, 2009, the end of the period covered by this Annual Report.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded our internal control over financial reporting was effective as of December 31, 2009.

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

KPMG LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended December 31, 2009, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

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

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Amedisys, Inc.:

We have audited Amedisys, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Amedisys, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Amedisys, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Amedisys, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated income statements, statements of stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 23, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baton Rouge, Louisiana

February 23, 2010

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the 2010 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

Code of Conduct and Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer). This code of ethics, which is entitled Code of Ethical Business Conduct, is posted at our internet website, http://www.amedisys.com. Any amendments to, or waivers of the code of ethics will be disclosed on our website promptly following the date of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2010 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2010 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December  31, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2010 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December  31, 2009.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the 2010 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

		Report of independent registered public accounting firm	F-1
		Consolidated balance sheets at December 31, 2009 and 2008	F-2
For each of the years in the three-year period ended December 31, 2009:
		Consolidated income statements	F-3
		Consolidated statements of stockholders’ equity and comprehensive income	F-4
		Consolidated statements of cash flows	F-5
		Notes to consolidated financial statements	F-6

	2.	Financial Statement Schedules

There are no financial statement schedules included in this report.

	3.	Exhibits

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

Date: February 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ WILLIAM F. BORNE William F. Borne	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 23, 2010

/s/ DALE E. REDMAN Dale E. Redman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2010

/s/ JAKE L. NETTERVILLE Jake L. Netterville	Director	February 23, 2010

/s/ DAVID R. PITTS David R. Pitts	Director	February 23, 2010

/s/ PETER F. RICCHIUTI Peter F. Ricchiuti	Director	February 23, 2010

/s/ RONALD A. LABORDE Ronald A. Laborde	Director	February 23, 2010

/s/ DONALD WASHBURN Donald Washburn	Director	February 23, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Amedisys, Inc.:

We have audited the accompanying consolidated balance sheets of Amedisys, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated income statements, statements of stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amedisys, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Amedisys Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Baton Rouge, Louisiana

February 23, 2010

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	As of December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$34,485	$2,847
Patient accounts receivable, net of allowance for doubtful accounts of $26,371 and $27,052	150,269	175,698
Prepaid expenses	10,279	8,086
Other current assets	23,003	7,719

Total current assets	218,036	194,350
Property and equipment, net of accumulated depreciation of $59,780 and $39,208	91,919	79,258
Goodwill	786,923	733,881
Intangible assets, net of accumulated amortization of $11,824 and $7,944	57,608	42,388
Other assets, net	17,865	20,317

Total assets	$1,172,351	$1,070,194

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$16,535	$18,652
Accrued expenses	152,654	134,049
Obligations due Medicare	4,618	4,631
Current portion of long-term obligations	44,254	42,632
Current portion of deferred income taxes	11,245	4,663

Total current liabilities	229,306	204,627
Long-term obligations, less current portion	170,899	285,942
Deferred income taxes	29,399	11,548
Other long-term obligations	6,412	5,959

Total liabilities	436,016	508,076

Commitments and Contingencies — Note 9
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 28,303,216 and 27,191,946 shares issued; and 28,191,174 and 27,083,231 shares outstanding	28	27
Additional paid-in capital	363,670	326,120
Treasury stock at cost, 112,042 and 108,715 shares of common stock	(735)	(617)
Accumulated other comprehensive income (loss)	114	(447)
Retained earnings	372,089	236,252

Total Amedisys, Inc. stockholders’ equity	735,166	561,335
Noncontrolling interests	1,169	783

Total equity	736,335	562,118

Total liabilities and equity	$1,172,351	$1,070,194

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2009	2008	2007
Net service revenue	$1,513,459	$1,187,415	$697,934
Cost of service, excluding depreciation and amortization	724,465	562,633	329,008
General and administrative expenses:
Salaries and benefits	327,738	264,029	150,972
Non-cash compensation	7,848	6,372	3,188
Other	174,170	152,876	92,480
Provision for doubtful accounts	20,178	23,998	11,975
Depreciation and amortization	28,312	20,406	13,749

Operating expenses	1,282,711	1,030,314	601,372

Operating income	230,748	157,101	96,562
Other (expense) income:
Interest income	213	1,027	3,985
Interest expense	(11,670)	(16,627)	(835)
Gain on release of Alliance’s net liabilities (see Note 9)	—	—	4,212
Equity in earnings from unconsolidated joint ventures	2,343	890	122
Miscellaneous, net	760	(1,035)	(628)

Total other (expense) income	(8,354)	(15,745)	6,856

Income before income taxes	222,394	141,356	103,418
Income tax expense	(86,171)	(54,743)	(38,300)

Net income	136,223	86,613	65,118
Net (income) loss attributable to noncontrolling interests	(386)	69	(5)

Net income attributable to Amedisys, Inc.	$135,837	$86,682	$65,113

Net income per share attributable to Amedisys, Inc. common stockholders:
Basic	$4.99	$3.28	$2.52

Diluted	$4.89	$3.22	$2.48

Weighted average shares outstanding:
Basic	27,231	26,445	25,842

Diluted	27,759	26,903	26,275

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(Amounts in thousands, except share data)

	Total	Amedisys, Inc. Common Stockholders							Noncontrolling Interests
		Comprehensive Income	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings
			Shares	Amount
Balance, December 31, 2006	$364,007	$—	25,798,723	$26	$279,553	$(379)	$—	$84,807	$—
Acquired noncontrolling interests	847	—	—	—	—	—	—	—	847
Adjustment for cumulative effect of change in accounting principle — uncertainty in income taxes	(350)	—	—	—	—	—	—	(350)	—
Issuance of stock — employee stock purchase plan	2,487	—	84,089	—	2,487	—	—	—	—
Issuance of stock — 401(k) plan	6,605	—	186,446	—	6,605	—	—	—	—
Exercise of stock options	3,840	—	246,101	—	3,840	—	—	—	—
Issuance of non-vested stock	—	—	53,285	—	—	—	—	—	—
Non-cash compensation	3,188	—	—	—	3,188	—	—	—	—
Tax benefit from stock option exercises	2,129	—	—	—	2,129	—	—	—	—
Surrendered shares	(58)	—	—	—	—	(58)	—	—	—
Comprehensive income:
Net income	65,118	65,113	—	—	—	—	—	65,113	5
Other comprehensive income:
Unrealized gain on deferred compensation plan assets	10	10	—	—	—	—	10	—	—

Comprehensive income	65,128	$65,123	—	—	—	—	—	—	5

Balance, December 31, 2007	447,823		26,368,644	26	297,802	(437)	10	149,570	852
Issuance of stock — employee stock purchase plan	3,806	—	96,036	—	3,806	—	—	—	—
Issuance of stock — 401(k) plan	12,384	—	265,094	1	12,383	—	—	—	—
Exercise of stock options and warrants	2,848	—	223,237	—	2,848	—	—	—	—
Issuance of non-vested stock	—	—	130,220	—	—	—	—	—	—
Non-cash compensation	6,372	—	—	—	6,372	—	—	—	—
Tax benefit from stock option exercises	2,909	—	—	—	2,909	—	—	—	—
Surrendered shares	(180)	—	—	—	—	(180)	—	—	—
Comprehensive income:
Net income	86,613	86,682	—	—	—	—	—	86,682	(69)
Other comprehensive income:
Unrealized (loss) on deferred compensation plan assets	(457)	(457)	—	—	—	—	(457)	—	—

Comprehensive income	86,156	$86,225	—	—	—	—	—	—	(69)

Balance, December 31, 2008	562,118		27,083,231	27	326,120	(617)	(447)	236,252	783
Issuance of stock — employee stock purchase plan	5,342	—	179,272	—	5,342	—	—	—	—
Issuance of stock — 401(k) plan	19,083	—	543,140	1	19,082	—	—	—	—
Exercise of stock options	3,772	—	227,887	—	3,772	—	—	—	—
Issuance of non-vested stock	—	—	157,644	—	—	—	—	—	—
Non-cash compensation	7,848	—	—	—	7,848	—	—	—	—
Tax benefit from stock option exercises	1,506	—	—	—	1,506	—	—	—	—
Surrendered shares	(118)	—	—	—	—	(118)	—	—	—
Comprehensive income:
Net income	136,223	135,837	—	—	—	—	—	135,837	386
Other comprehensive income:
Unrealized gain on deferred compensation plan assets	561	561	—	—	—	—	561	—	—

Comprehensive income	136,784	$136,398	—	—	—	—	—	—	386

Balance, December 31, 2009	$736,335		28,191,174	$28	$363,670	$(735)	$114	$372,089	$1,169

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net income	$136,223	$86,613	$65,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,312	20,406	13,749
Provision for doubtful accounts	20,178	23,998	11,975
Non-cash compensation	7,848	6,372	3,188
401(k) employer match	19,083	12,384	6,605
Loss on disposal of property and equipment	822	673	339
Deferred income taxes	21,547	29,436	2,529
Write off of deferred debt issuance costs	—	406	—
Equity in earnings of unconsolidated joint ventures	(2,343)	(890)	(122)
Amortization of deferred debt issuance costs	1,576	1,207	25
Return on equity investment	980	337	—
Gain on release of Alliance’s net liabilities (see Note 9)	—	—	(4,212)
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	5,200	(60,478)	(32,013)
Other current assets	(14,951)	(4,095)	2,766
Other assets	2,209	228	1,484
Accounts payable	2,493	(11,124)	(1,089)
Accrued expenses	15,764	45,378	22,666
Other long-term obligations	2,732	(110)	293
Obligations due Medicare	(14)	—	(216)

Net cash provided by operating activities	247,659	150,741	93,085

Cash Flows from Investing Activities:
Purchases of short-term investments	—	—	(89,000)
Proceeds from sales of short-term investments	—	—	89,000
Proceeds from sale of deferred compensation plan assets	956	600	697
Proceeds from the sale of property and equipment	41	32	3,140
Withdrawals from restricted cash	—	—	4,797
Purchases of deferred compensation plan assets	(3,107)	(1,849)	(2,028)
Purchases of property and equipment	(36,359)	(28,385)	(28,633)
Acquisitions of businesses, net of cash acquired	(53,572)	(471,319)	(102,297)
Acquisitions of reacquired franchise rights	(5,214)	(4,730)	—

Net cash (used in) investing activities	(97,255)	(505,651)	(124,324)

Cash Flows from Financing Activities:
Outstanding checks in excess of bank balance	(4,548)	4,548	—
Proceeds from issuance of stock upon exercise of stock options and warrants	3,772	2,848	3,840
Proceeds from issuance of stock to employee stock purchase plan	5,342	3,806	2,487
Tax benefit from stock option exercises	1,506	2,909	2,129
Proceeds from Revolving Line of Credit	50,200	234,200	—
Repayments of Revolving Line of Credit	(130,700)	(153,700)	—
Proceeds from issuance of long-term obligations	—	250,000	—
Payment of deferred financing fees	—	(8,124)	(473)
Principal payments of long-term obligations	(44,338)	(34,920)	(4,775)

Net cash (used in) provided by financing activities	(118,766)	301,567	3,208

Net increase (decrease) in cash and cash equivalents	31,638	(53,343)	(28,031)
Cash and cash equivalents at beginning of period	2,847	56,190	84,221

Cash and cash equivalents at end of period	$34,485	$2,847	$56,190

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$10,339	$12,950	$507

Cash paid for income taxes, net of refunds received	$68,635	$20,138	$26,105

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
Notes payable issued for acquisitions	$9,455	$6,827	$18,195

Notes payable issued for software licenses	$1,463	$2,126	$5,501

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

1. NATURE OF OPERATIONS AND CONSOLIDATION OF FINANCIAL STATEMENTS

Amedisys, Inc., a Delaware corporation, and its consolidated subsidiaries (“Amedisys,” “we,” “us,” or “our”) are a multi-state provider of home health and hospice services with approximately 88%, 87% and 89% of our net service revenue derived from Medicare for 2009, 2008 and 2007, respectively. As of December 31, 2009, we had 521 Medicare-certified home health and 65 Medicare-certified hospice agencies in 40 states within the United States, the District of Columbia and Puerto Rico.

Use of Estimates

Our accounting and reporting policies conform with U.S. generally accepted accounting principles (“U.S. GAAP”). In preparing the consolidated financial statements, we are required to make estimates and assumptions that impact the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Reclassifications and Comparability

Certain reclassifications have been made to prior periods’ financial statements in order to conform to the current periods’ presentation. In accordance with U.S. GAAP, we have changed the name of minority interests to noncontrolling interest for all periods presented. Additionally, noncontrolling interests is included as part of our total reported equity in the accompanying balance sheets and we have reordered the presentation of such amounts in the consolidated income statements.

Additionally, we adopted the revised guidance on business combinations as of January 1, 2009, which amended the requirements of how to account for business combinations, by requiring the expensing of most acquisition related costs associated with an acquisition as opposed to including them as part of the purchase price. As a result, we expensed approximately $0.4 million during 2009 in other general and administrative expenses in our consolidated income statement. This compares to $3.7 million and $1.2 million in such costs that were included in the purchase price of acquisitions that occurred during 2008 and 2007, respectively.

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

Equity Investments

We consolidate subsidiaries and/or joint ventures when the entity is a variable interest entity and we are the primary beneficiary or if we have controlling interests in the entity, which is generally ownership in excess of 50%. Third party equity interests in our consolidated joint ventures are reflected as noncontrolling interests in our consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

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

Home Health Revenue Recognition

Medicare Revenue

Net service revenue is recorded under the PPS Medicare payment program based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited, to: (a) an outlier payment if our patient’s care was unusually costly; (b) a low utilization adjustment (“LUPA”) if the number of visits was fewer than five; (c) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required (thresholds set at 6, 14 and 20 visits); (e) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (f) changes in the base episode payments established by the Medicare Program; (g) adjustments to the base episode payments for case mix and geographic wages; and (h) recoveries of overpayments.

We make adjustments to Medicare revenue on completed episodes to reflect differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We estimate the impact of such payment adjustments based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record this estimate during the period in which services are rendered as an estimated revenue adjustment and a corresponding reduction to patient accounts receivable. Therefore, we believe that our reported net service revenue and patient accounts receivable will be the net amounts to be realized from Medicare for services rendered. For 2009, 2008 and 2007, we recorded $8.8 million, $6.4 million and $2.6 million, respectively, in estimated revenue adjustments to Medicare revenue.

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of December 31, 2009 and 2008, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was included as a reduction to our outstanding patient accounts receivable in our consolidated balance sheets for such periods, since only a nominal amount represents cash collected in advance of providing services.

Non-Medicare Revenue

Episodic-based Revenue. We recognize revenue in a similar manner as we recognize Medicare revenue for episodic-based rates that are paid by other insurance carriers, including Medicare Advantage programs; however, these rates can vary based upon the negotiated terms.

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

Hospice Revenue Recognition

Hospice Medicare Revenue

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily or hourly rates for each of the four levels of care we deliver. The four main levels of care we provide are routine care, general inpatient care, continuous home care and respite care. We make adjustments to Medicare revenue for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes our historical collection rate on Medicare claims, and record it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable.

Additionally, as Medicare is subject to an inpatient cap limit and an overall payment cap, we monitor our provider numbers and estimate amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and increase other accrued liabilities. As of December 31, 2009 and 2008, we had $0.1 million recorded for estimated amounts due back to Medicare in other accrued liabilities in our accompanying consolidated balance sheets. As a result of our adjustments we believe our revenue and patients accounts receivable are recorded at amounts that will be ultimately realized.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Cash and Cash Equivalents

Cash and cash equivalents include certificates of deposit and all highly liquid debt instruments with maturities of three months or less when purchased.

Patient Accounts Receivable

Our patient accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, Medicaid, other third party payors and patients. We believe there is a certain level of credit risk associated with non-Medicare payors. To provide for our non-Medicare patient accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying amount to its estimated net realizable value. We believe the credit risk associated with our Medicare accounts, which represents 77% and 74% of our net patient accounts receivable at December 31, 2009 and 2008, respectively is limited due to (i) our historical collection rate of over 99% from Medicare and (ii) the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. There is no other single payor, other than Medicare that accounts for more than 10% of our total outstanding patient receivables, and thus we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable.

We fully reserve for accounts, which are aged at 360 days or greater. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible.

Medicare Home Health

Our Medicare billing begins with a process to ensure that our billings are accurate through the utilization of an electronic Medicare claim review. We submit a RAP for 60% of our estimated payment for the initial episode at the start of care or 50% of the estimated payment for any subsequent episodes of care contiguous with the first episode for a particular patient. The full amount of the episode is billed after the episode has been completed (“final billed”). The RAP received for that particular episode is then deducted from our final payment. If a final bill is not submitted within the greater of 120 days from the start of the episode, or 60 days from the date the RAP was paid, any RAPs received for that episode will be recouped by Medicare from any other claims in process for that particular provider number. The RAP and final claim must then be re-submitted.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

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

Property and Equipment

Property and equipment is stated at cost and we depreciate it on a straight-line basis over the estimated useful lives of the assets. Additionally, we have internally generated computer software that has been developed for our own use. Such software development costs are capitalized. Additions and improvements (including interest costs for construction of qualifying long-lived assets) are capitalized. Maintenance and repair expenses are charged to expense as incurred. The cost of property and equipment sold or disposed of and the related accumulated depreciation are eliminated from the property and related accumulated depreciation accounts, and any gain or loss is credited or charged to other income (expense).

We generally provide for depreciation over the following estimated useful service lives, additionally if there are indicators that certain assets may be potentially impaired we will analyze such assets in accordance with U.S. GAAP.

Years
Building	39
Leasehold improvements	Lesser of life of lease or expected useful life
Equipment and furniture	3 to 7
Vehicles	5 to 10
Computer software	3

The following table summarizes the activity related to our property and equipment for 2009 and 2008 (amounts in millions):

	As of December 31,
	2009	2008
Property and equipment:
Land	$3.2	$3.2
Building and leasehold improvements	23.6	22.9
Equipment and furniture	90.0	72.6
Computer software	34.9	19.8

	151.7	118.5
Less: accumulated depreciation	(59.8)	(39.2)

	$91.9	$79.3

Depreciation expense, including amortization of assets related to capital leases, for 2009, 2008 and 2007 was $24.3 million, $18.6 million and $12.3 million, respectively.

Goodwill and Other Intangible Assets

We perform impairment tests of goodwill and indefinite lived assets. The impairment analysis requires numerous subjective assumptions and estimates to determine fair value of the respective reporting units. We completed our

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

annual impairment review as of October 31, 2009 and determined that no impairment charge was required. Depending on changes in Medicare payment, admissions volume and other factors, we may be required to recognize impairment charges in the future. As of December 31, 2009, there were no indicators noted that required us to re-evaluate our annual impairment test.

Intangible assets consist of Certificates of Need, licenses, acquired names, non-compete agreements and reacquired franchise rights. We amortize non-compete agreements, acquired names that we do not intend to use in the future and reacquired franchise rights on a straight-line basis over their estimated useful lives, which is generally three years for non-compete agreements and up to five years for reacquired franchise rights and acquired names.

Debt Issuance Costs

We amortize deferred debt issuance costs related to our long-term obligations over its term through interest expense, unless the debt is extinguished, in which case unamortized balances are immediately expensed. We amortized $1.5 million, $1.2 million and less than $0.1 million in deferred debt issuance costs in 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, we had unamortized debt issuance costs of $5.4 million and $6.9 million, respectively recorded as other assets in our accompanying consolidated balance sheets. During the first quarter of 2008, we expensed the $0.4 million of unamortized debt issuance costs from December 31, 2007 as the associated $100.0 million revolving credit facility was terminated. The unamortized debt issuance costs of $5.4 million at December 31, 2009 will be amortized over 3.5 years.

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and fair value differ (amounts in millions):

	As of December 31, 2009	Fair Value at Reporting Date Using
Financial Instrument		Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations, excluding capital leases	$215.1	$—	$206.5	$—

The estimates of the fair value of our long-term debt are based upon a discounted present value analysis of future cash flows. Due to the existing uncertainty in the capital and credit markets the actual rates that would be obtained to borrow under similar conditions could materially differ from the estimates we have used.

U.S. GAAP describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The three levels of inputs are as follows:

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

For our other financial instruments, including our cash and cash equivalents, patient accounts receivable, accounts payable and accrued expenses we estimate the carrying amounts’ approximate fair value due to their short term maturity. Our deferred compensation plan assets are recorded at fair value.

Share-Based Compensation

We record all share-based compensation as an expense in the financial statements measured at the fair value of the award. We recognize compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the award. We reflect the excess tax benefits related to stock option exercises as financing cash flows. Share-based compensation expense for 2009, 2008 and 2007 was $7.8 million, $6.4 million and $3.2 million, respectively, and the total income tax benefit recognized for these expenses was $3.0 million, $2.5 million and $1.2 million, respectively.

Weighted-Average Shares Outstanding

Net income per share attributable to Amedisys, Inc. common stockholders, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The following table sets forth, for the periods indicated, shares used in our computation of the weighted-average shares outstanding, which are used to calculate our basic and diluted net income attributable to Amedisys, Inc. common stockholders (amounts in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Weighted average number of shares outstanding — basic	27,231	26,445	25,842
Effect of dilutive securities:
Stock options	200	316	343
Warrants	—	29	36
Non-vested stock and stock units	328	113	54

Weighted average number of shares outstanding — diluted	27,759	26,903	26,275

The following table sets forth shares that were anti-dilutive to the computation of diluted net income attributable to Amedisys, Inc. common stockholder (amounts in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Anti-dilutive securities	3	2	24

Advertising Costs

We expense advertising costs as incurred. Advertising expense for 2009, 2008 and 2007 was $5.2 million, $5.5 million and $4.3 million, respectively.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, to amend the FASB Accounting Standards Codification to require the disclosure of transfers in and out of Level 1 and 2 fair value measurements, a gross presentation of activity within the Level 3 fair value measurement roll forward and includes clarifications to existing disclosures requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The ASU is effective for interim

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

and annual periods beginning after December 15, 2009, except for the Level 3 roll forward which is effective for fiscal years beginning after December 15, 2010. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

Subsequent Events

We have evaluated all events or transactions that occurred from December 31, 2009 through February 23, 2010, the date our financial statements were issued. During this period, we did not have any material recognizable subsequent events.

3. ACQUISITIONS

Each of the following acquisitions was completed in order to pursue our strategy of increasing our market presence by expanding our service base and enhancing our position in certain geographic areas as a leading provider of home health and hospice services. The purchase price for each acquisition was negotiated through arm’s length transactions, with consideration based on our analysis of, among other things, comparable acquisitions and expected cash flows for each transaction. Each of the following acquisitions was accounted for as a purchase and is included in our consolidated financial statements from the respective acquisition date. Goodwill generated from the acquisitions was recognized for the excess of the purchase price over tangible and identifiable intangible assets because of the expected contributions of each acquisition to our overall corporate strategy.

Summary of 2009 Acquisitions

The following table presents details of our acquisitions (dollars in millions):

(1)	Date	Acquired Entity (location of assets)	Purchase Price		Purchase Price Allocation			Number of Agencies		Number of States
			Cash	Promissory Note	Goodwill	Other Intangible Assets	Other Assets (Liabilities), Net	Home Health	Hospice
†	December 31, 2009	Hackensack University Medical Center (New Jersey)	$22.1	$1.0	$21.8	$1.4	$(0.1)	1	—	1
†	July 31, 2009	Winyah Community Hospice Care
		(South Carolina) and Allcare Hospice
		(Mississippi)	12.3	4.6	15.7	1.4	(0.2)	—	10	2
†	June 15, 2009	Jackson, Mississippi agency	2.5	—	2.2	0.3	—	1	—	1
†	April 1, 2009	Upper Chesapeake Health System and
		St. Joseph Medical Center (Baltimore,
		Maryland)	9.2	2.3	10.7	1.0	(0.2)	1	1	1
†	March 12, 2009	White River Health System
		(Batesville, Arkansas)	3.2	—	2.6	0.7	(0.1)	3	1	1
†	February 3, 2009	Arizona Home Rehabilitation and
		Health Care and Yuma Home Care
		(Yuma, Arizona)	4.3	1.5	5.0	0.8	—	2	—	1

			$53.6	$9.4	$58.0	$5.6	$(0.6)	8	12

(1)	The acquisitions marked with the cross symbol (†) were asset purchases.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Summary of 2008 Acquisitions

The following table presents details of our acquisitions (dollars in millions):

(1)	Date	Acquired Entity	Purchase Price		Purchase Price Allocation			Number of Agencies		Number of States
			Cash	Promissory Note	Goodwill	Other Intangible Assets	Other Assets (Liabilities), Net	Home Health	Hospice
†	October 1, 2008	Home Health Corporation of America	$25.8	$—	$25.0	$1.3	$(0.5)	6	—	3
†	October 1, 2008	Washington agencies	0.3	—	—	0.3	—	3	3	1
		Health Management Associates, Inc.
†	May 9, 2008	(“HMA”)	6.7	—	6.1	1.0	(0.4)	5	—	3
*	June 20, 2008 and March 26, 2008	TLC Health Care Services, Inc. (“TLC”)	396.4	—	330.4	19.2	46.8	92	11	22
*	February 28, 2008	Family Home Health Care, Inc. & Comprehensive Home Healthcare Services, Inc.	41.0	6.6	40.7	7.0	(0.1)	24	—	2
†	January 1, 2008	Carolina, Puerto Rico agency	1.1	0.2	1.0	0.3	—	1	—	N/A

			$471.3	$6.8	$403.2	$29.1	$45.8	131	14

(1)	The acquisitions marked with the cross symbol (†) were asset purchases and those marked with an asterisk symbol (*) were stock purchases.

On March 26, 2008, we acquired 100% of the stock of TLC, a privately-held provider of home nursing and hospice services with 92 home health and 11 hospice agencies located in 22 states and the District of Columbia for a total purchase price of $396.4 million (subject to certain adjustments), of which $16.7 million was placed in escrow with $15.8 million for indemnification purposes and working capital price adjustments and $0.9 million for the delayed acquisition of TLC’s West Virginia agencies, discussed below. As of March 31, 2009 and December 31, 2008, $15.8 million and $3.0 million respectively, had been released from escrow and paid to the selling stockholders under the indemnification and working capital price adjustment provisions of the acquisition agreement. In addition, we incurred approximately $2.6 million in closing costs associated with the acquisition. The purchase price was financed with cash on hand on the date of the transaction and proceeds from new indebtedness incurred by us as described in “Note 6, Long-Term Obligations”.

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

We finalized our purchase accounting for the TLC acquisition during the three-month period ended March 31, 2009 and we allocated the aggregate purchase price to the assets acquired and liabilities assumed based upon their fair values. The $330.4 million excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired at the date of acquisition plus the closing costs incurred were allocated to goodwill, of which $181.4 million is presently expected to be deductible for income tax purposes over approximately 15 years.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

The following table summarizes, as of March 31, 2009, the estimated fair values of the TLC assets acquired and liabilities assumed on March 26, 2008 (amounts in millions):

Patient accounts receivable, net	$37.8
Property and equipment	0.5
Goodwill	330.4
Intangible assets	19.2
Deferred taxes	38.2
Other current assets	0.9
Other assets	1.5
Current liabilities	(32.1)

$396.4

Our purchase price finalization included decreasing goodwill by $5.5 million primarily as the net result of allocating an additional $7.5 million to the estimated fair value assigned to Medicare licenses acquired and a $2.9 million reduction in the estimated fair value of the deferred tax liability assumed. The intangible assets in the table above include $6.7 million for certificates of need, $12.0 million for Medicare licenses and $0.5 million for non-compete agreements. The non-compete agreements have a remaining amortization period of 0.3 years.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The following table summarizes the activity related to our goodwill for 2009, 2008 and 2007 (amounts in millions):

	Goodwill
	Home Health	Hospice	Total
Balances at December 31, 2006	$197.6	$15.4	$213.0
Additions	102.4	17.2	119.6
Adjustments related to acquisitions	(0.1)	—	(0.1)

Balances at December 31, 2007	299.9	32.6	332.5
Additions	388.1	20.1	408.2
Adjustments related to acquisitions	(5.7)	(1.1)	(6.8)

Balances at December 31, 2008	682.3	51.6	733.9
Additions	42.3	15.7	58.0
Adjustments related to acquisitions	(4.7)	(0.3)	(5.0)

Balances at December 31, 2009	$719.9	$67.0	$786.9

During 2009, we adjusted goodwill by $5.0 million primarily in association with our completion of purchase accounting adjustments for our 2008 acquisition of TLC, where we allocated an additional $7.5 million to the estimated fair value of Medicare licenses acquired and decreased the estimated fair value of the deferred tax liability assumed by $2.9 million.

During 2008, we adjusted goodwill by $6.8 million primarily in association with our completion of purchase accounting adjustments for our 2007 acquisition of IntegriCare, Inc., where we allocated an additional $4.1 million in value to our investment in unconsolidated joint ventures and $2.9 million was allocated to certificates of need and licenses.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

The following table summarizes the activity related to our other intangible assets, net for 2009, 2008 and 2007 (amounts in millions):

	Other Intangible Assets, Net
	Certificates of Need and Licenses	Acquired Name of Business (1)	Non-Compete Agreements & Reacquired Franchise Rights	Total
Balances at December 31, 2006	$7.7	$3.3	$1.8	$12.8
Additions	1.0	—	1.9	2.9
Adjustments related to acquisitions	—	—	—	—
Amortization	—	—	(1.4)	(1.4)

Balances at December 31, 2007	8.7	3.3	2.3	14.3
Additions	20.9	—	6.0	26.9
Adjustments related to acquisitions	3.1	—	(0.2)	2.9
Amortization	—	—	(1.7)	(1.7)

Balances at December 31, 2008	32.7	3.3	6.4	42.4
Additions	3.4	1.4	7.0	11.8
Adjustments related to acquisitions	7.3	—	(0.1)	7.2
Amortization	—	—	(3.8)	(3.8)

Balances at December 31, 2009	$43.4	$4.7	$9.5	$57.6

(1)	Acquired Name of Business includes $4.3 million of unamortized acquired names and $0.4 million of amortized acquired names which have a weighted-average amortization period of 3.3 years.

See “Note 3, Acquisitions” for further details on additions to goodwill and other intangible assets, net.

The estimated aggregate amortization expense for each of the five succeeding years is as follows (amounts in millions):

2010	$3.6
2011	2.6
2012	2.3
2013	1.3
2014	0.1

$9.9

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

5. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts is presented below (amounts in millions):

	As of December 31,
	2009	2008
Other current assets:
Payroll tax escrow	$4.2	$4.0
Medicare withholds	6.3	1.8
Income tax receivable	5.0	—
Due from joint ventures	2.3	0.8
Other	5.2	1.1

	$23.0	$7.7

	As of December 31,
	2009	2008
Other assets:
Workers’ compensation deposits	$0.4	$2.5
Health insurance deposits	1.1	0.9
Other miscellaneous deposits	1.7	2.3
Deferred financing fees	5.4	6.9
Investment in unconsolidated joint ventures	5.5	4.7
Other	3.8	3.0

	$17.9	$20.3

	As of December 31,
	2009	2008
Accrued expenses:
Payroll and payroll taxes	$102.0	$90.3
Self insurance	20.8	17.1
Legal and other settlements	0.5	1.3
Income taxes payable	—	0.8
Charity care	7.6	6.3
Other	21.8	18.2

	$152.7	$134.0

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

6. LONG-TERM OBLIGATIONS

Long-term debt, including capital lease obligations, consisted of the following for the periods indicated (amounts in millions):

	As of December 31,
	2009	2008
Senior Notes:
$35.0 million Series A Notes; semi-annual interest only payments; interest rate at 6.07% per annum; due March 25, 2013	$35.0	$35.0
$30.0 million Series B Notes; semi-annual interest only payments; interest rate at 6.28% per annum; due March 25, 2014	30.0	30.0
$35.0 million Series C Notes; semi-annual interest only payments; interest rate at 6.49% per annum; due March 25, 2015	35.0	35.0
$150.0 million Term Loan; $7.5 million principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (0.99% at December 31, 2009); due March 26, 2013	97.5	127.5
$250.0 million Revolving Credit Facility; interest only quarterly payments; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage; due March 26, 2013	—	80.5
Promissory notes	17.6	20.3
Capital leases	0.1	0.2

	215.2	328.5
Current portion of long-term obligations	(44.3)	(42.6)

Total	$170.9	$285.9

Maturities of debt as of December 31, 2009 are as follows (amounts in millions):

	Long-term obligations	Capital leases	Total
2010	$44.2	$0.1	$44.3
2011	33.1	—	33.1
2012	30.3	—	30.3
2013	42.5	—	42.5
2014	30.0		30.0
Future years	35.0	—	35.0

Total	215.1	0.1	215.2
Less amounts representing interest	—	—	—

Long-term obligations and present value of future lease payments	$215.1	$0.1	$215.2

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Senior Notes, Term Loan and Revolving Credit Facility

In connection with our March 2008 acquisition of TLC, we incurred additional indebtedness by (i) issuing $100.0 million in Senior Notes and (ii) entering into a $400.0 million Credit Agreement that provided for a $150.0 million term loan and a $250.0 million Revolving Credit Facility, all of which are described in detail below.

On March 25, 2008, we entered into a $100.0 million Note Purchase Agreement (the “Note Purchase Agreement”), pursuant to which we issued and sold on March 26, 2008, three series of Senior Notes (the “Senior Notes”) in an aggregate principal amount of $100.0 million. Interest on the Senior Notes is payable at the prescribed rates semi-annually on March 25 and September 25 of each year beginning September 25, 2008. The Senior Notes are unsecured, but are guaranteed by all of our material subsidiaries.

On March 26, 2008, we entered into a $400.0 million Credit Agreement (the “Credit Agreement”), which consists of: (i) a $150.0 million, five-year Term Loan (the “Term Loan”) and (ii) a $250.0 million, five-year Revolving Credit Facility (the “Revolving Credit Facility”). The Revolving Credit Facility provides for and includes within its $250.0 million limit a $15.0 million swingline facility and commitments for up to $25.0 million in letters of credit. The Revolving Credit Facility may be utilized by us to provide ongoing working capital and for other general corporate purposes. The Term Loan and Revolving Credit Facility are unsecured, but are guaranteed by all of our material subsidiaries.

The proceeds of the Term Loan, our initial draw of $145.0 million under the Revolving Credit Facility, and the proceeds from the issuance of the Senior Notes were utilized by us (a) to fund the purchase price of the TLC acquisition; (b) to pay transaction and other expenses associated with the TLC acquisition and the closings contemplated by the Credit Agreement and the Note Purchase Agreement; and (c) for other general corporate purposes. In addition, in connection with incurring this debt, we recorded $8.1 million in deferred debt issuance costs as other assets in our consolidated balance sheet, which are being amortized over the term of the debt.

The Term Loan is repayable in 20 equal quarterly installments of $7.5 million each plus accrued interest beginning on June 30, 2008, with any remaining balance due at maturity on March 26, 2013. Upon occurrence of certain events, including our issuance of capital stock if our leverage ratio at the time of issuance is equal to or in excess of 2.50 and certain asset sales by us where the cash proceeds are not reinvested within a specified time period, mandatory prepayments are required in the amounts specified in the Credit Agreement and Note Purchase Agreement. Mandatory prepayments are paid ratably to the lenders under the Credit Agreement and the holders of Senior Notes, based upon the respective indebtedness outstanding. Amounts paid to the lenders under the Credit Agreement are applied first to the Term Loan, with any excess applied to amounts outstanding under the Revolving Credit Facility, without reduction in the commitments to make revolving loans under the Revolving Credit Facility.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Borrowings under the Term Loan and Revolving Credit Facility, which are not within the swingline facility or letters of credit, are subject to classification as either ABR loans or Eurodollar rate (i.e. LIBOR) loans, as selected by us. Outstanding principal balances of ABR loans are subject to an interest rate based on the ABR Rate, which is set as the greater of the Prime Rate or the Federal Funds Rate plus 0.50% per annum plus an applicable margin, and outstanding principal balances of Eurodollar rate loans are subject to an interest rate as determined by reference to the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus an applicable margin. The applicable margin from the inception of the facility through June 30, 2008 was set at 1.75% per the terms of the Credit Agreement and for all subsequent quarters is determined based upon our total leverage ratio, as presented in the table below, for both the Term Loan and the Revolving Credit Facility. Overdue amounts bear interest at 2% per annum above the applicable rate. We are also subject to a commitment fee under the terms of the Revolving Credit Facility, payable quarterly in arrears, as presented in the table below.

Total Leverage Ratio	Margin for ABR Loans	Margin for Eurodollar Loans	Commitment Fee
≥ 3.00	1.00%	2.00%	0.40%
< 3.00 and ≥ 2.50	0.75%	1.75%	0.35%
< 2.50 and ≥ 2.00	0.50%	1.50%	0.30%
< 2.00 and ≥ 1.50	0.25%	1.25%	0.25%
< 1.50 and ≥ 1.00	0.00%	1.00%	0.20%
< 1.00	0.00%	0.75%	0.15%

Our weighted-average interest rate for the Term Loan and the Revolving Credit Facility were 1.7% and 4.3% for 2009 and 2008, respectively.

The Credit Agreement and the Note Purchase Agreement require us to meet two financial covenants which are calculated on a rolling four quarter basis. One is a total leverage ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) which cannot exceed 2.5 and the second is a fixed charge coverage ratio of adjusted EBITDA plus rent expense to certain fixed charges (i.e. interest expense, required principal payments, capital expenditures, etc) which is required to be greater than 1.25. The Credit Agreement also contains customary covenants, including, but not limited to, restrictions on (a) incurrence of liens; (b) incurrence of additional debt; (c) sales of assets or other fundamental corporate changes; (d) investments; (e) declarations of dividends; and (f) capital expenditures. These covenants contain customary exclusions and baskets. As of December 31, 2009, our total leverage ratio (used to compute the margin and commitment fees, described above) was 0.8 and our fixed charge coverage ratio was 2.4.

The following table presents our availability under our $250.0 million Revolving Credit Facility as of December 31, 2009 (amounts in millions):

Total Revolving Credit Facility	$250.0
Less: outstanding revolving credit loans	—
Less: outstanding swingline loans	—
Less: outstanding letters of credit	(10.9)

Remaining availability under the Revolving Credit Facility	$239.1

Promissory Notes

Our promissory notes outstanding of $17.6 million as of December 31, 2009 were generally issued for three-year periods in amounts between $0.2 million and $9.9 million and bear interest in a range of 2.58% to 7.25%. These promissory notes are primarily promissory notes issued in conjunction with our acquisitions for a portion of the purchase price and also include promissory notes issued for software licenses, unrelated to acquisitions.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

7. INCOME TAXES

We utilize the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates. Deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The total provision for income taxes consist of the following (amounts in millions):

	For the Years Ended December 31,
	2009	2008	2007
Current income tax expense:
Federal	$54.2	$18.1	$31.7
State and local	10.4	7.2	4.1

	64.6	25.3	35.8

Deferred income tax expense:
Federal	18.7	28.3	1.1
State and local	2.9	1.1	1.4

	21.6	29.4	2.5

Income tax expense	$86.2	$54.7	$38.3

Net deferred tax liabilities consist of the following components (amounts in millions):

	As of December 31,
	2009	2008
Current portion of deferred tax assets (liabilities):
NOL carry forward	$—	$3.9
Allowance for doubtful accounts	10.1	10.1
Accrued expenses	2.7	1.8
Self insurance reserve	2.6	2.0
Workers’ compensation	4.3	5.0
Deferred revenue	(29.7)	(27.2)
Other	(1.2)	(0.3)

Current portion of deferred tax assets (liabilities)	(11.2)	(4.7)
Noncurrent portion of deferred tax assets (liabilities):
Amortization of intangible assets	(22.0)	(7.9)
Property and equipment	(16.1)	(15.4)
Share-based compensation	5.0	3.1
Other	1.2	0.8
Capital loss carry forward	9.1	9.1
NOL carry forward, expiring beginning in 2010	5.8	13.6
Less: valuation allowance	(12.4)	(14.8)

Noncurrent portion of deferred tax assets (liabilities)	(29.4)	(11.5)

Net deferred tax liabilities	$(40.6)	$(16.2)

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

As of December 31, 2009, we had a Federal net operating loss carry forward of $0.4 million and a capital loss carry forward of $23.3 million that expires in 2010. Both our Federal net operating loss carry forward and capital loss carry forward are available to offset future taxable income. In addition, we had state net operating loss carry forwards of approximately $142.6 million, of which $23.6 million were acquired as part of the TLC acquisition, which begin to expire in 2010.

Our recorded valuation allowance above was established against the deferred tax assets to the extent we had determined it is more likely than not that some portion or all of our deferred tax asset will not be realized. In addition, our deferred tax assets related to the Housecall, HMA and TLC acquisitions were established through purchase accounting. Any future changes in these determinations could result in either a decrease or increase in our provision for income taxes to the extent the change in valuation allowance is attributable to a change in the realizability of our deferred tax assets existing and acquired under purchase accounting. Our valuation allowance decreased $2.4 million from 2008 primarily due to a change in our estimated future realization of state net operating loss deferred tax assets.

Our provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate to net income before taxes. The sources of the tax effects of the differences are as follows:

	For the Years Ended December 31,
	2009	2008	2007
Income taxes computed on federal statutory rate	35.0%	35.0%	35.0%
State income taxes and other, net of federal benefit	4.4	3.8	3.7
Valuation allowance	(0.6)	0.1	0.4
Tax credits	(0.4)	(1.1)	(1.2)
Nondeductible expenses and other, net	0.4	0.9	0.5
Non-taxable discharge of indebtedness	—	—	(1.4)

Total	38.8%	38.7%	37.0%

During 2009, 2008 and 2007, our estimated effective tax rate benefited from Work Opportunity Tax credits that had been initially set to expire in August 2007, which were extended to August 2009 by the Emergency Economic Stabilization Act of 2008. The extension of the credits created a Federal income tax benefit which was reflected as a reduction to our effective tax rate of 0.4%, 1.1% and 1.2% for the years ended December 31, 2009, 2008 and 2007, respectively. The primary reason that the rate has not been consistent from 2007 to 2009 is due to a non-taxable discharge of indebtedness related to the conclusion of the Alliance bankruptcy proceeding in 2007 (see “Note 9, Commitments and Contingencies” for further details regarding Alliance).

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Uncertain Tax Position

We account for uncertain tax positions in accordance with the authoritative guidance for uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in millions):

	For the Years Ended December 31,
	2009	2008
Balance at beginning of period	$1.1	$1.1
Plus: additions based on tax positions related to the current year	—	—
Plus: additions for tax positions of prior years	—	—
Less: reductions made for tax positions of prior years	—	—
Settlements	—	—

Balance at end of period	$1.1	$1.1

Included in the balance of unrecognized benefits as December 31, 2009 and 2008, are $0.5 million of tax benefits that, if recognized in future periods, would impact our effective tax rate.

To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as either a component of tax penalties or interest expense in accrued expenses in our consolidated balance sheets. This is an accounting policy election we made that is a continuation of our historical policy and we intend to continue to consistently apply this policy in the future. During 2009 and 2008, we accrued less than $0.1 million of gross interest and penalties.

In addition, we are subject to both income taxes in the United States and in many of the 50 individual states, with significant operations in Louisiana, Alabama, Georgia, and Tennessee. We are open to examination in United States and in various individual states for tax years ended December 2006 through December 2009. We are also open to examination for the years ended 2000-2005 resulting from net operating losses generated and available for carry forward from those years in various states.

We anticipate a reduction of $0.4 million in the balance of unrecognized tax benefits within the next 12 months.

8. CAPITAL STOCK AND SHARE-BASED COMPENSATION

We are authorized by our Certificate of Incorporation to issue 60,000,000 shares of common stock, $0.001 par value and 5,000,000 shares of preferred stock, $0.001 par value, of which 28,191,174 shares of common stock and no shares of preferred stock were issued and outstanding at December 31, 2009. Our Board of Directors is authorized to fix the dividend rights and terms, conversion and voting rights, redemption rights and other privileges and restrictions applicable to our preferred stock.

On August 20, 2007, we filed a $250.0 million shelf registration statement with the availability for the issuance of any combination of preferred and common stock, which became effective on August 31, 2007. As of December 31, 2009 all $250.0 million was available.

Share-Based Awards

Our 2008 Omnibus Incentive Compensation Plan (the “Plan”) authorizes the grant of various types of equity-based awards, such as stock awards, restricted stock units, stock appreciation rights and stock options to eligible participants, which include all of our employees and all employees of our 50% or more owned subsidiaries, our

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

non-employee directors and certain consultants. The vesting terms of the awards may be tied to continued employment (or, for our non-employee directors, continued service on the Board of Directors) and/or achievement of certain pre-determined performance goals. We refer to stock awards subject to service-based vesting conditions as “non-vested stock” and restricted stock units subject to service-based and/or performance-based vesting conditions as “non-vested stock units.” Cash bonuses may also be granted under the Plan to certain eligible senior employees. The Plan is administered by the Compensation Committee of our Board of Directors, which determines, within the provisions of the Plan, those eligible employees to whom, and the times at which, awards shall be granted. The Compensation Committee, in its discretion, may delegate its authority and duties under the Plan to specified officers; however, only the Compensation Committee may approve the terms of awards to our executive officers.

Equity-based awards may be granted for a number of shares not to exceed, in the aggregate, approximately 1.9 million shares of common stock and we had 1,588,891 shares available at December 31, 2009. The price per share for stock options shall be of no less than the greater of (a) 100% of the fair value of a share of common stock on the date the option is granted or (b) the aggregate par value of the shares of our common stock on the date the option is granted. If a stock option is granted to any owner of 10% or more of our total combined voting power of us and our subsidiaries, the price is to be at least 110% of the fair value of a share of our common stock on the date the award is granted. Each equity-based award vests ratably over a 12 month-to-five year period, with the exception of those issued under contractual arrangements that specify otherwise, that may be exercised during a period as determined by our Compensation Committee or as otherwise approved by our Compensation Committee. The contractual terms of stock options exercised shall not exceed ten years from the date such option is granted.

Warrants

During 2008, we received approximately $0.5 million in cash proceeds related to the exercise of outstanding warrants to purchase 50,667 shares of our common stock with an exercise price of $10.80 per share. The warrants had been issued in connection with a November 2003 private placement by us of our common stock.

Employee Stock Purchase Plan (“ESPP”)

We have a plan whereby our eligible employees may purchase our common stock at 85% of the market price at the time of purchase. On June 7, 2007, our stockholders ratified an amendment adopted by our Board of Directors to increase the total number of shares of our common stock authorized for issuance under our ESPP from 1,333,333 shares to 2,500,000 shares, and as of December 31, 2009, there were 857,704 shares available for future issuance. The following is a detail of the purchases that were made or pending Board of Director approval under the plan:

Employee Stock Purchase Plan Period	Shares Issued	Price
2007 and Prior	1,350,984	$7.60
January 1, 2008 to March 31, 2008	27,106	33.44
April 1, 2008 to June 30, 2008	22,794	42.86
July 1, 2008 to September 30, 2008	27,374	41.37
October 1, 2008 to December 31, 2008	34,553	35.14
January 1, 2009 to March 31, 2009	63,166	23.37
April 1, 2009 to June 30, 2009	47,709	28.07
July 1, 2009 to September 30, 2009	33,844	37.09
October 1, 2009 to December 31, 2009	34,766	41.31

	1,642,296

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

The following table summarizes our ESPP expense that was included in general and administrative expenses in our accompanying consolidated income statements for the periods indicated below (amounts in millions):

	For the Years Ended December 31,
	2009	2008	2007
ESPP expense	$1.0	$0.8	$0.5

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of our stock-based awards; however, there have been no stock options granted during 2009, 2008 or 2007. The following table summarizes our compensation expense that was included in general and administrative expenses in our accompanying consolidated income statements for the periods indicated below (amounts in millions):

	For the Years Ended December 31,
	2009	2008	2007
Stock option compensation expense	$—	$0.2	$0.7

The following table summarizes our stock option activity for 2009:

	Number of Shares	Weighted average exercise price	Weighted average contractual life (years)
Outstanding options at January 1, 2009	658,346	16.73	5.07
Granted	—
Exercised	(227,887)	16.55
Canceled, forfeited or expired	(6,225)	21.59

Outstanding options at December 31, 2009	424,234	$16.75	4.04

Exercisable options at December 31, 2009	424,234	$16.75	4.04

The aggregate intrinsic value of our outstanding options and exercisable options at December 31, 2009 was $13.5 million. Total intrinsic value of options exercised was $5.1 million, $7.1 million and $5.6 million for 2009, 2008 and 2007, respectively.

All of our outstanding options were vested as of October 2008; therefore, there was no non-vested stock option activity for 2009.

Non-vested Stock

We issue shares of non-vested stock with vesting terms ranging from one to five years. The compensation expense is determined based on the market price of our common stock at the date of grant applied to the total number of shares that are anticipated to fully vest. The following table summarizes our compensation expense that was included in general and administrative expenses in our accompanying consolidated income statements (amounts in millions):

	For the Years Ended December 31,
	2009	2008	2007
Compensation expense	$4.4	$2.4	$1.1

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

The following table presents our non-vested stock award activity for 2009:

	Number of Shares	Weighted average grant date fair value
Non-vested stock at January 1, 2009	229,693	43.76
Granted	217,033	28.22
Vested	(21,880)	43.16
Forfeited	(59,389)	37.32

Non-vested stock at December 31, 2009	365,457	$35.62

At December 31, 2009, there was $6.8 million of unrecognized compensation cost related to non-vested stock award payments that we expect to be recognized over a weighted-average period of 1.9 years.

Non-vested Stock Units — Service-based and Performance-based Awards

From time to time, we issue non-vested stock unit awards that are service-based, performance-based or a combination of both with vesting terms ranging from three to four years. Based on the terms and conditions of these awards, we determine if the awards should be recorded as either equity or liability instruments. The compensation expense is determined based on the market price of our common stock at the date of grant, applied to the total number of units that are anticipated to vest, unless the award specifies differently. We account for such awards similar to our non-vested stock awards; however no shares of stock are issued to the recipient until the stock unit awards have vested and after the pre-determined delivery date has occurred.

The following table summarizes the compensation expense that was included in general and administrative expenses in our accompanying consolidated income statements (amounts in millions):

	For the Years Ended December 31,
	2009	2008	2007
Compensation expense	$2.4	$3.0	$0.9

The following table presents our non-vested stock units activity during 2009:

	Number of Shares	Weighted average grant date fair value
Non-vested stock units at January 1, 2009	80,749	44.37
Granted	125,370	39.07
Vested	(49,518)	46.89
Forfeited	(61,217)	39.38

Non-vested stock units at December 31, 2009	95,384	$39.31

During the second quarter of 2009, we awarded performance-based awards to certain employees. If we achieve the targeted level established by the award which is based on our performance for the years ending 2009 and 2010, then the recipients receive 57,319 non-vested stock units and if we exceed the target objective to the point

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

of achieving the projected maximum payout, the recipients receive 85,977 non-vested stock units. As of December 31, 2009, it is not yet determinable if the performance-based objectives established by the award have been satisfied. The award stipulates that the grant date for such awards will be the date of the 2010 earnings release. These awards have not been included in the table above.

During the first quarter of 2009, the 2008 performance-based awards were issued at the projected maximum payout of $3.1 million. These awards began to vest on April 1, 2009 and vest over three years. These awards have been included in the table above.

At December 31, 2009, there was $1.3 million of unrecognized compensation cost related to our non-vested stock unit payments that we expect to be recognized over a weighted-average period of 1.7 years.

9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages. We do not believe that these actions, when finally concluded and determined, will have a material impact on our consolidated financial condition, results of operations and cash flows.

Home Health Corporation of America (“HHCA”) Corporate Integrity Agreement (“CIA”)

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

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

Operating Leases

We have leased office space at various locations under non-cancelable agreements that expire between 2010 and 2016, and require various minimum annual rentals. Our typical operating leases are for lease terms of three to seven years and may include, in addition to base rental amounts, certain landlord pass-through costs for our pro-rata share of the lessor’s real estate taxes, utilities and common area maintenance costs. Some of our operating leases contain escalation clauses, in which annual minimum base rentals increase over the term of the lease.

Total minimum rental commitments at December 31, 2009 are as follows (amounts in millions):

Year ended December 31,
2010	$31.7
2011	24.6
2012	19.1
2013	14.4
2014	6.3
Future years	0.1

Total	$96.2

Rent expense for non-cancelable operating leases was $34.2 million, $28.3 million and $18.2 million for 2009, 2008 and 2007, respectively.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

The following table presents details of our insurance programs, including amounts accrued for the periods indicated (amounts in millions) in accrued expenses in our accompanying balance sheets. The amounts accrued below represent our total estimated liability for individual claims that are less than our noted insurance coverage amounts, which can include outstanding claims and claims incurred but not reported.

	As of December 31,
Type of Insurance	2009	2008
Health insurance	$6.6	$5.3
Workers’ compensation	13.3	12.5
Professional liability	3.1	2.0

	23.0	19.8
Less: long-term portion	(2.2)	(2.7)

	$20.8	$17.1

Our health insurance has a retention limit of $0.5 million, our workers’ compensation insurance has a retention limit of $0.4 million and our professional liability insurance has a retention limit of $0.3 million.

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

10. EMPLOYEE BENEFIT PLANS

401(K) Benefit Plan

We maintain a plan qualified under Section 401(k) of the Internal Revenue Code for all employees who have reached 21 years of age, effective the first month after hire date. Under the plan, eligible employees may elect to defer a portion of their compensation, subject to Internal Revenue Service limits.

During 2009, 2008 and 2007, our match of contributions made to each eligible employee contribution was $0.75 for every $1.00 of contribution made up to the first 6% of their salary. The match is discretionary and thus is subject to change at the discretion of management. These contributions are made in the form of our common stock, valued based upon the fair value of the stock as of the end of each calendar quarter end. We expensed approximately $19.4 million, $14.1 million and $8.9 million for 2009, 2008 and 2007, respectively.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

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

11. VALUATION AND QUALIFYING ACCOUNTS

The following table summarizes the activity and ending balances in our allowance for doubtful accounts and estimated revenue adjustments (amounts in millions):

Allowance for Doubtful Accounts

Year end	Balance at beginning of Year	Provision for doubtful accounts	Write offs	Acquired through acquisitions	Balance at end of Year
2009	$27.1	$20.2	$(21.1)	$0.2	$26.4
2008	13.0	24.0	(13.1)	3.2	27.1
2007	9.9	12.0	(9.0)	0.1	13.0

Estimated Revenue Adjustments

Year end	Balance at beginning of Year	Provision for estimated revenue adjustments	Write offs	Acquired through acquisitions	Balance at end of Year
2009	$7.2	$8.8	$(7.3)	$—	$8.7
2008	3.6	6.4	(3.2)	0.4	7.2
2007	3.3	2.5	(2.4)	0.2	3.6

12. SEGMENT INFORMATION

Our operations involve servicing patients through our two reportable business segments: home health and hospice. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from surgery, have a chronic disability or terminal illness or need assistance with the essential activities of daily living. Our hospice segment provides palliative care and comfort to terminally ill patients and their families. The “other” column in the following tables consist of costs relating to corporate support functions that are not directly attributable to a specific segment.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Management evaluates performance and allocates resources based on the operating income of the reportable segments, which exclude corporate expenses, but includes revenues and all other costs directly attributable to the specific segment. Segment assets are not reviewed by the company’s chief operating decision maker and therefore are not disclosed below.

	For the Year Ended December 31, 2009
	Home Health	Hospice	Other	Total
Net service revenue	$1,409.4	$104.1	$—	$1,513.5
Cost of service, excluding depreciation and amortization	670.1	54.4	—	724.5
General and administrative expenses	312.7	24.6	172.4	509.7
Provision for doubtful accounts	18.0	2.2	—	20.2
Depreciation and amortization	13.9	0.8	13.6	28.3

Operating expenses	1,014.7	82.0	186.0	1,282.7

Operating income	$394.7	$22.1	$(186.0)	$230.8

	For the Year Ended December 31, 2008
	Home Health	Hospice	Other	Total
Net service revenue	$1,118.2	$69.2	$—	$1,187.4
Cost of service, excluding depreciation and amortization	523.6	39.0	—	562.6
General and administrative expenses	260.1	17.2	146.0	423.3
Provision for doubtful accounts	22.1	1.9	—	24.0
Depreciation and amortization	10.6	0.7	9.1	20.4

Operating expenses	816.4	58.8	155.1	1,030.3

Operating income	$301.8	$10.4	$(155.1)	$157.1

	For the Year Ended December 31, 2007
	Home Health	Hospice	Other	Total
Net service revenue	$653.9	$44.0	$—	$697.9
Cost of service, excluding depreciation and amortization	302.2	26.8	—	329.0
General and administrative expenses:	152.7	9.5	84.4	246.6
Provision for doubtful accounts	10.3	1.7	—	12.0
Depreciation and amortization	6.7	0.2	6.8	13.7

Operating expenses	471.9	38.2	91.2	601.3

Operating income	$182.0	$5.8	$(91.2)	$96.6

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

13. UNAUDITED SUMMARIZED QUARTERLY FINANCIAL INFORMATION

The following is a summary of our unaudited quarterly results of operations (amounts in millions, except per share data):

	Revenue	Net income attributable to Amedisys, Inc.	Net income attributable to Amedisys, Inc. common stockholders (1)
			Basic	Diluted
2009:
1st Quarter	$341.8	$27.0	$1.01	$0.99
2nd Quarter	377.9	35.1	1.29	1.27
3rd Quarter	388.3	35.9	1.31	1.29
4th Quarter	405.5	37.8	1.37	1.35

	$1,513.5	$135.8	4.99	4.89

2008:
1st Quarter	$213.1	$16.5	$0.63	$0.62
2nd Quarter (2)	312.7	20.4	0.77	0.76
3rd Quarter (2)	321.5	23.5	0.88	0.87
4th Quarter (2)	340.1	26.3	0.99	0.97

	$1,187.4	$86.7	3.28	3.22

(1)	Because of the method used in calculating per share data, the quarterly per share data may not necessarily total to the per share data as computed for the entire year.
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

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed and the exhibits marked with a double cross (††) are furnished with this Form 10-K. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
2.1	Purchase and Sale Agreement dated February 18, 2008, by and among Amedisys, Inc., Amedisys TLC Acquisition, L.L.C., TLC Health Services, Inc., TLC Holdings I, Corp. (“Holdco”) and the securityholders of TLC and Holdco	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	2.1

2.2	First Amendment to Purchase and Sale Agreement dated March 25, 2008, by and among Amedisys, Inc., Amedisys TLC Acquisition, L.L.C., TLC Health Services, Inc., Holdco and Arcapita Inc., as Sellers’ Representative on behalf of the securityholders of TLC and Holdco	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	2.2

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through October 22, 2009	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

4.2.1	Shareholder Rights Agreement	The Company’s Current Report on Form 8-K filed June 16, 2000, and the Company’s Registration Statement on Form 8-A12G filed June 16, 2000	0-24260	4

4.2.2	Amendment No. 1 to Shareholder Rights Agreement, dated as of July 26, 2006	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006	0-24260	4.1

4.3	Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C. and the Purchasers identified on Schedule A thereto, relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 5.07% Series A Senior Notes due March 25, 2013 (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
4.4	Form of Series A Note due March 25, 2013 (attached as Exhibit 1 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.2

4.5	Form of Series B Note due March 25, 2014 (attached as Exhibit 2 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.3

4.6	Form of Series C Note due March 25, 2015 (attached as Exhibit 3 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.4

10.1	Form of Director Indemnification Agreement dated February 12, 2009	The Company’s Annual Report on Form 10-K for the year ended December 31, 2008	0-24260	10.1

10.2*	Amended and Restated Amedisys, Inc. Employee Stock Purchase Plan dated February 12, 2009	The Company’s Annual Report on Form 10-K for the year ended December 31, 2008	0-24260	10.2

10.3*	Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Registration Statement on Form S-8 filed July 16, 2008	333-152359	4.6

10.4*	Form of Nonvested Stock Award Agreement issued under Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	0-24260	10.3

10.5*	Form of Restricted Stock Unit Agreement Issued under Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	0-24260	10.4

10.6*	Composite Amedisys, Inc. 1998 Stock Option Plan (inclusive of amendments dated June 10, 2004, June 8, 2006 and June 22, 2006 and the full text of the Amedisys, Inc. 1998 Stock Option Plan)	The Company’s Registration Statement on Form S-8 filed June 22, 2007	333-143967	4.2

10.7*	Form of Restricted Stock Unit Agreement under the 1998 Stock Option Plan	The Company’s Current Report on Form 8-K/A filed April 24, 2007	0-24260	4.1

10.8*	Composite Director’s Stock Option Plan (inclusive of Plan amendments dated June 10, 2004, and the full text of the Directors Stock Option Plan)	The Company’s Annual Report on Form 10-K for the year ended December 31, 2005	0-24260	10.4

10.9*	Amended and Restated Employment Agreement dated December 30, 2009 by and between William F. Borne and the Company	The Company’s Current Report on Form 8-K filed January 5, 2010	0-24260	10.1

10.10*	Amended and Restated Employment Agreement dated December 30, 2009 between Dale E. Redman and the Company	The Company’s Current Report on Form 8-K filed January 5, 2010	0-24260	10.2

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
10.11*	Amended and Restated Employment Agreement dated December 30, 2009 by and between Jeffrey D. Jeter and the Company	The Company’s Current Report on Form 8-K filed January 5, 2010	0-24260	10.3

10.12.1*	Employment Agreement dated January 4, 2010 by and between Michael D. Snow and the Company	The Company’s Current Report on Form 8-K filed January 7, 2010	0-24260	10.1

10.12.2*	Amendment No. 1 dated January 22, 2010 to Employment Agreement dated January 4, 2010 by and between Michael D. Snow and the Company	The Company’s Current Report on Form 8-K filed January 26, 2010	0-24260	10.1

10.13*	Employment Agreement dated January 4, 2010 by and between T.A. Barfield, Jr. and the Company	The Company’s Current Report on Form 8-K filed January 7, 2010	0-24260	10.2

10.14*	Employment Agreement dated October 27, 2009 by and between Michael O. Fleming, M.D. and the Company	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009	0-24260	10.1

10.15*	Employment Agreement dated July 7, 2008 by and between David R. Bucey and the Company	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009	0-24260	10.2

10.16	Credit Agreement dated March 26, 2008 among Amedisys, Inc., and Amedisys Holding, L.L.C., as Borrowers, the Lenders party thereto from time to time, JPMorgan Securities Inc. and UBS Securities LLC, as Co-Lead Arrangers and Joint Book Runners, Fifth Third Bank and Bank of America, N.A., as Co-Documentation Agents, and Oppenheimer & Co, Inc. and UBS Securities LLC, as Co-Syndication Agents	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	10.1

†21.1	Subsidiaries of the Registrant

†23.1	Consent of KPMG LLP

†31.1	Certification of William F. Borne, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of William F. Borne, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
††32.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††101.INS	XBRL Instance

††101.SCH	XBRL Taxonomy Extension Schema Document

††101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

††101.DEF	XBRL Taxonomy Extension Definition Linkbase

††101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

††101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document