Form 10-Q
period 2010-03-31
AMEDISYS INC
filed 2010-04-27
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 28,559,614 shares outstanding as of April 22, 2010.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS AND AVAILABLE INFORMATION

Special Caution Concerning Forward-Looking Statements

When included in this Quarterly Report on Form 10-Q, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of our company, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to the following: changes in Medicare and other medical payment levels, our ability to open agencies, acquire additional agencies and integrate and operate these agencies effectively, changes in or our failure to comply with existing Federal and State laws or regulations or the inability to comply with new government regulations on a timely basis, competition in the home health industry, changes in the case mix of patients and payment methodologies, changes in estimates and judgments associated with critical accounting policies, our ability to maintain or establish new patient referral sources, our ability to attract and retain qualified personnel, changes in payments and covered services due to the economic downturn and deficit spending by Federal and State governments, future cost containment initiatives undertaken by third-party payors, our access to financing due to the volatility and disruption of the capital and credit markets, our ability to meet debt service requirements and comply with covenants in debt agreements, business disruptions due to natural disasters or acts of terrorism, our ability to integrate and manage our information systems and various other matters, many of which are beyond our control.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as required by law. For a discussion of some of the factors discussed above as well as additional factors, see our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 23, 2010, particularly Part I, Item 1A. – “Risk Factors” therein, which are incorporated herein by reference. Additional risk factors may also be described in reports that we file from time to time with the SEC.

Available Information

Our company website address is www.amedisys.com. We use our website as a channel of distribution for important company information. Important information, including press releases, analyst presentations and financial information regarding our company, is routinely posted on and accessible on the Investor Relations subpage of our website, which is accessible by clicking on the tab labeled “Investors” on our website home page. We also use our website to expedite public access to time-critical information regarding our company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information. Therefore, investors should look to the Investor Relations subpage of our website for important and time-critical information. Visitors to our website can also register to receive automatic e-mail and other notifications alerting them when new information is made available on the Investor Relations subpage of our website. In addition, we make available on the Investor Relations subpage of our website (under the link “SEC filings”) free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as practicable after we electronically file such reports with the SEC. Further, copies of our Certificate of Incorporation and Bylaws, our Code of Ethical Business Conduct, Corporate Governance Guidelines and the charters for the Audit, Compensation and Nominating and Corporate Governance Committees of our Board are also available on the Investor Relations subpage of our website (under the link “Corporate Governance”).

Additionally, our filings can also be obtained at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. Our electronically filed reports can also be obtained on the SEC’s internet site at http://www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$81,980	$34,485
Patient accounts receivable, net of allowance for doubtful accounts of $25,806 and $26,371	150,572	150,269
Prepaid expenses	12,651	10,279
Other current assets	15,905	23,003

Total current assets	261,108	218,036
Property and equipment, net of accumulated depreciation of $65,658 and $59,780	95,440	91,919
Goodwill	789,054	786,923
Intangible assets, net of accumulated amortization of $13,337 and $11,824	59,093	57,608
Other assets, net	17,750	17,865

Total assets	$1,222,445	$1,172,351

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,554	$16,535
Payroll and employee benefits	124,832	119,619
Accrued expenses	35,592	33,035
Obligations due Medicare	4,618	4,618
Current portion of long-term obligations	40,581	44,254
Current portion of deferred income taxes	11,446	11,245

Total current liabilities	238,623	229,306
Long-term obligations, less current portion	162,799	170,899
Deferred income taxes	30,821	29,399
Other long-term obligations	5,787	6,412

Total liabilities	438,030	436,016

Commitments and Contingencies - Note 6
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 60,000,000 shares authorized; 28,548,967 and 28,303,216 shares issued; and 28,435,994 and 28,191,174 shares outstanding	29	28
Additional paid-in capital	374,981	363,670
Treasury stock at cost, 112,973 and 112,042 shares of common stock	(791)	(735)
Accumulated other comprehensive income	108	114
Retained earnings	408,735	372,089

Total Amedisys, Inc. stockholders’ equity	783,062	735,166
Noncontrolling interests	1,353	1,169

Total equity	784,415	736,335

Total liabilities and equity	$1,222,445	$1,172,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands, except per share data)

(Unaudited)

	For the three-month periods ended March 31,
	2010	2009
Net service revenue	$412,967	$341,838
Cost of service, excluding depreciation and amortization	204,062	165,039
General and administrative expenses:
Salaries and benefits	87,499	73,025
Non-cash compensation	2,513	2,141
Other	44,648	42,266
Provision for doubtful accounts	4,345	6,166
Depreciation and amortization	8,186	6,282

Operating expenses	351,253	294,919

Operating income	61,714	46,919
Other (expense) income:
Interest income	85	81
Interest expense	(2,411)	(3,455)
Equity in earnings from unconsolidated joint ventures	788	424
Miscellaneous, net	201	354

Total other expense	(1,337)	(2,596)

Income before income taxes	60,377	44,323
Income tax expense	(23,547)	(17,286)

Net income	36,830	27,037
Net income attributable to noncontrolling interests	(184)	(15)

Net income attributable to Amedisys, Inc.	$36,646	$27,022

Net income per share attributable to Amedisys, Inc. common stockholders:
Basic	$1.32	$1.01

Diluted	$1.29	$0.99

Weighted average shares outstanding:
Basic	27,821	26,854

Diluted	28,359	27,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the three-month periods ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net income	$36,830	$27,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,186	6,282
Provision for doubtful accounts	4,345	6,166
Non-cash compensation	2,513	2,141
401(k) employer match	5,705	4,530
Loss on disposal of property and equipment	171	98
Deferred income taxes	1,623	1,141
Equity in earnings of unconsolidated joint ventures	(788)	(424)
Amortization of deferred debt issuance costs	394	394
Return on equity investment	90	-
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(4,648)	15,112
Other current assets	4,885	(2,981)
Other assets	295	507
Accounts payable	4,636	(99)
Accrued expenses	7,425	(5,252)
Other long-term obligations	(625)	(167)

Net cash provided by operating activities	71,037	54,485

Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	-	356
Purchases of deferred compensation plan assets	(54)	(454)
Purchases of property and equipment	(9,966)	(7,478)
Acquisitions of businesses, net of cash acquired	(1,969)	(7,490)
Acquisitions of reacquired franchise rights	(2,377)	-

Net cash (used in) investing activities	(14,366)	(15,066)

Cash Flows from Financing Activities:
Outstanding checks in excess of bank balance	-	313
Proceeds from issuance of stock upon exercise of stock options and warrants	939	425
Proceeds from issuance of stock to employee stock purchase plan	1,445	1,222
Tax benefit from stock option exercises	714	672
Proceeds from Revolving Line of Credit	-	24,200
Repayments of Revolving Line of Credit	-	(31,200)
Principal payments of long-term obligations	(12,274)	(12,250)

Net cash (used in) financing activities	(9,176)	(16,618)

Net increase in cash and cash equivalents	47,495	22,801
Cash and cash equivalents at beginning of period	34,485	2,847

Cash and cash equivalents at end of period	$81,980	$25,648

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,735	$5,034

Cash paid for income taxes, net of refunds received	$14,620	$16,565

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
Notes payable issued for acquisitions	$500	$1,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Amedisys, Inc., a Delaware corporation, and its consolidated subsidiaries (“Amedisys,” “we,” “us,” or “our”) are a multi-state provider of home health and hospice services with approximately 87% of our net service revenue derived from Medicare for the three-month periods ended March 31, 2010 and 2009. As of March 31, 2010, we had 532 Medicare-certified home health and 68 Medicare-certified hospice agencies in 42 states within the United States, the District of Columbia and Puerto Rico.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented. This report should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (“SEC”) on February 23, 2010 (the “Form 10-K”), which includes information and disclosures not included herein.

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

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of Amedisys, Inc. and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in our accompanying unaudited condensed consolidated financial statements, and business combinations accounted for as purchases have been included in our unaudited condensed consolidated financial statements from their respective dates of acquisition. In addition to our wholly owned subsidiaries, we also have certain equity investments that are accounted for as set forth below.

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

We make adjustments to Medicare revenue on completed episodes to reflect differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We estimate the impact of such payment adjustments based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record this estimate during the period in which services are rendered as an estimated revenue adjustment and a corresponding reduction to patient accounts receivable. Therefore, we believe that our reported net service revenue and patient accounts receivable will be the net amounts to be realized from Medicare for services rendered. During the three-month periods ended March 31, 2010 and 2009, we recorded $0.2 million and $2.1 million, respectively, in estimated revenue adjustments to Medicare revenue.

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of March 31, 2010 and 2009, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was included as a reduction to our outstanding patient accounts receivable in our condensed consolidated balance sheets for such periods, since only a nominal amount represents cash collected in advance of providing services.

Non-Medicare Revenue

Episodic-based Revenue. We recognize revenue in a similar manner as we recognize Medicare revenue for episodic-based rates that are paid by other insurance carriers, including Medicare Advantage programs; however, these rates can vary based upon the negotiated terms.

Non-episodic Based Revenue. Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established or estimated per-visit rates, as applicable. Contractual adjustments are recorded for the difference between our standard rates and the contracted rates to be realized from patients, third parties and others for services provided and are deducted from gross revenue to determine net service revenue and are also recorded as a reduction to our outstanding patient accounts receivable. In addition, we receive a minimal amount of our net service revenue from patients who are either self-insured or are obligated for an insurance co-payment.

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

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, we monitor our provider numbers and estimate amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and increase other accrued liabilities. As of March 31, 2010 and December 31, 2009, we had $0.3 million and $0.1 million, respectively, recorded for estimated amounts due back to Medicare in other accrued liabilities in our accompanying condensed consolidated balance sheets. As a result of our adjustments, we believe our revenue and patients accounts receivable are recorded at amounts that will be ultimately realized.

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

Patient Accounts Receivable

Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. We believe there is a certain level of credit risk associated with non-Medicare payors. To provide for our non-Medicare patient accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying amount to its estimated net realizable value. We believe the credit risk associated with our Medicare accounts, which represent 74% and 77% of our net patient accounts receivable at March 31, 2010 and December 31, 2009, respectively, is limited due to (i) our historical collection rate of over 99% from Medicare and (ii) the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable, which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. There is no other single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables, and thus we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable.

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

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and fair value differ (amounts in millions):

		Fair Value at Re porting Date Using
Financial Instrument	As of March 31, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations, excluding capital leases	$203.3	$-	$195.8	$-

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

Weighted-Average Shares Outstanding

Net income per share attributable to Amedisys, Inc. common stockholders, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The following table sets forth, for the periods indicated, shares used in our computation of the weighted-average shares outstanding, which are used to calculate our basic and diluted net income per share attributable to Amedisys, Inc. common stockholders (amounts in thousands):

	For the three-month periods ended Marc h 31,
	2010	2009
Weighted average number of shares outstanding - basic	27,821	26,854
Effect of dilutive securities:
Stock options	175	250
Non-vested stock and stock units	363	189

Weighted average number of shares outstanding - diluted	28,359	27,293

For the three-month periods ended March 31, 2010 and 2009, there were 4,222 and 41,501 shares, respectively, of additional securities that were anti-dilutive.

3. ACQUISITIONS

We complete acquisitions from time to time in order to pursue our strategy of increasing our market presence by expanding our service base and enhancing our position in certain geographic areas as a leading provider of home health and hospice services. The purchase price paid for acquisitions is negotiated through arm’s length transactions, with consideration based on our analysis of, among other things, comparable acquisitions and expected cash flows for each transaction. Acquisitions are accounted for as purchases and are included in our condensed consolidated financial statements from their respective acquisition dates. Goodwill generated from acquisitions is recognized for the excess of the purchase price over tangible and identifiable intangible assets because of the expected contributions of the acquisitions to our overall corporate strategy.

2010 Acquisitions

On February 1, 2010, we acquired certain assets and liabilities of a home health agency in DeQueen, Arkansas for a total purchase price of $2.5 million ($2.0 million in cash and a $0.5 million promissory note). In connection with the acquisition, we recorded substantially the entire purchase price as goodwill ($2.1 million) and other intangibles ($0.4 million).

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The following table summarizes the activity related to our goodwill and our other intangible assets, net, as of and for the three-month period ended March 31, 2010 (amounts in millions):

	Goodwill
	Home Health	Hospice	Total
Balances at December 31, 2009	$719.9	$67.0	$786.9
Additions	2.1	-	2.1

Balances at March 31, 2010	$722.0	$67.0	$789.0

	Other Intangible Assets, Net
	Certificates Of Need and Licenses	Acquired Name of Business (1)	Non-Compete Agreements & Reacquired Franchise Rights (2)	Total
Balances at December 31, 2009	43.4	4.7	9.5	57.6
Additions	0.2	0.1	2.7	3.0
Amortization	-	-	(1.5)	(1.5)

Balances at March 31, 2010	$43.6	$4.8	$10.7	$59.1

(1)	Acquired Names of Business includes $4.4 million of unamortized acquired names and $0.4 million of amortized acquired names which have a weighted-average amortization period of 3.1 years.
(2)	The weighted-average amortization period of our non-compete agreements and reacquired franchise rights is 3.2 and 2.6 years, respectively.

5. LONG-TERM OBLIGATIONS

Long-term debt, including capital lease obligations, consisted of the following for the periods indicated (amounts in millions):

	March 31, 2010	December 31, 2009
Senior Notes:
$35.0 million Series A Notes; semi-annual interest only payments; interest rate at 6.07% per annum; due March 25, 2013	$35.0	$35.0
$30.0 million Series B Notes; semi-annual interest only payments; interest rate at 6.28% per annum; due March 25, 2014	30.0	30.0
$35.0 million Series C Notes; semi-annual interest only payments; interest rate at 6.49% per annum; due March 25, 2015	35.0	35.0
$150.0 million Term Loan; $7.5 million principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (1.01% at March 31, 2010); due March 26, 2013	90.0	97.5
Promissory notes	13.3	17.6
Capital leases	-	0.1

	203.3	215.2
Current portion of long-term obligations	(40.5)	(44.3)

Total	$162.8	$170.9

Our weighted-average interest rate for our five year Term Loan for the quarters ended March 31, 2010 and 2009 was 1.0% and 2.6%, respectively.

As of March 31, 2010, our total leverage ratio (used to compute the margin and commitment fees, described in more detail in Note 6 of the financial statements included in our Form 10-K) was 0.7 and our fixed charge coverage ratio was 2.6.

As of March 31, 2010, our availability under our $250.0 million Revolving Credit Facility was $234.6 million as we had $15.4 million outstanding in letters of credit.

See Note 6 of the financial statements included in our Form 10-K for additional details on our outstanding long-term obligations.

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

7. SEGMENT INFORMATION

Our operations involve servicing patients through our two reportable business segments: home health and hospice. Our home health segment delivers a wide range of services in the home of individuals who may be recovering from surgery, have a chronic disability or terminal illness or need assistance with the essential activities of daily living. Our hospice segment provides palliative care and comfort to terminally ill patients and their families. The “other” column in the following tables consists of costs relating to corporate support functions that are not directly attributable to a specific segment.

Management evaluates performance and allocates resources based on the operating income of the reportable segments, which exclude corporate expenses, but includes revenues and all other costs directly attributable to the specific segment. Segment assets are not reviewed by the company’s chief operating decision maker and therefore are not disclosed below. The following table summarizes our segment information for the periods indicated (amounts in millions):

	For the Three-Month Period Ended March 31, 2010
	Home Health	Hospice	Other	Total
Net service revenue	$380.5	$32.5	$-	$413.0
Cost of service, excluding depreciation and amortization	187.0	17.1	-	204.1
General and administrative expenses	86.3	7.8	40.6	134.7
Provision for doubtful accounts	3.8	0.5	-	4.3
Depreciation and amortization	3.6	0.1	4.5	8.2

Operating expenses	280.7	25.5	45.1	351.3

Operating income	$99.8	$7.0	$(45.1)	$61.7

	For the Three-Month Period Ended March 31, 2009
	Home Health	Hospice	Other	Total
Net service revenue	$321.5	$20.3	$-	$341.8
Cost of service, excluding depreciation and amortization	153.5	11.5	-	165.0
General and administrative expenses	71.5	5.2	40.7	117.4
Provision for doubtful accounts	5.9	0.3	-	6.2
Depreciation and amortization	3.2	0.2	2.9	6.3

Operating expenses	234.1	17.2	43.6	294.9

Operating income	$87.4	$3.1	$(43.6)	$46.9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three-month period ended March 31, 2010. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on February 23, 2010 (the “Form 10-K”), which are incorporated herein by this reference.

Unless otherwise provided, “Amedisys,” “we,” “us,” “our” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.

Overview

We are a leading provider of high-quality, low-cost home health services to the chronic, co-morbid, aging American population. Our services include home health and hospice services, and approximately 87% of our revenue was derived from Medicare for the three-month periods ended March 31, 2010 and 2009. During the three-month period ended March 31, 2010, we had $413.0 million in net service revenue, recorded earnings per diluted share of $1.29 and had cash flow from operations of $71.1 million. The following details our owned Medicare-certified agencies, which are located in 42 states within the United States, the District of Columbia and Puerto Rico. The agencies closed were consolidated with agencies servicing the same areas.

	Owned and Operated Agencies
	Home health	Hospice
At December 31, 2009	521	65
Acquisitions	1	-
Start-ups	14	3
Closed	(4)	-

At March 31, 2010	532	68

Recent Developments

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act of 2010 (“HCERA”), which amends the PPACA (collectively, the “Health Care Reform Bills”). The Health Care Reform Bills make a number of changes to Medicare payment rates including the reinstatement of the 3% home health rural add-on which began on April 1, 2010 (expiring January 1, 2016). Beginning in 2011, we are expecting the changes made by the Health Care Reform Bills, excluding the rural add-on and including the adjustment to the base rate made by CMS each year, to reduce our Medicare payment rates by approximately 3-4% based on the following:

•	market basket adjustment for 2011 to be determined by CMS, offset by a 1% reduction (a similar 1% reduction to market basket updates is set for 2012 and 2013);

•	revised outlier payment policy beginning in 2011 that we anticipate will result in a 2.5% reduction to the base rate; and

•	a negative 2.71% case–mix adjustment.

The Health Care Reform Bills also include a systemic rebasing phased in over four years, beginning in 2014. We anticipate that many of the provisions of the Health Care Reform Bills may be subject to further clarification and modification through the rule-making process. It is uncertain at this time the effect the rebasing will have on our future results of operations or cash flows.

Additionally, the Health Care Reform Bills expand health care coverage to many uninsured individuals and expands coverage to those already insured. The changes required by this legislation will largely be funded through tax increases to both insurers and the insured. We do not expect any short term impact on our financial results as a result of the legislation. One provision that will impact certain companies significantly is the elimination of the tax deductibility of the Medicare Part D subsidy. This provision does not affect us as we do not provide retiree health benefits.

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

Three-Month Period Ended March 31, 2010 Compared to the Three-Month Period Ended March 31, 2009

Net Service Revenue

The following table summarizes our net service revenue growth (amounts in millions):

	For the three-month periods ended March 31,
	2010			2009
	Base/Start- ups (2)	Acquisitions	Total	Total	Variance
Home health revenue:
Medicare revenue	$322.1	$6.6	$328.7	$279.8	$48.9
Non-Medicare, episodic-based revenue	32.9	0.1	33.0	24.8	8.2

Total episodic-based revenue	355.0	6.7	361.7	304.6	57.1
Non-Medicare revenue	17.7	1.1	18.8	16.9	1.9

	372.7	7.8	380.5	321.5	59.0

Hospice revenue:
Medicare revenue	26.4	4.4	30.8	19.1	11.7
Non-Medicare revenue	1.4	0.3	1.7	1.2	0.5

	27.8	4.7	32.5	20.3	12.2

Total revenue:
Medicare revenue	348.5	11.0	359.5	298.9	60.6
Non-Medicare revenue	52.0	1.5	53.5	42.9	10.6

	$400.5	$12.5	$413.0	$341.8	$71.2

Internal episodic-based revenue growth (1)	17%			23%

(1)	Internal episodic-based revenue growth is the percent increase in our base/start-up episodic-based revenue for the period as a percent of the total episodic-based revenue of the prior period.
(2)	Our net service revenue for our base/start-up agencies of $400.5 million included $11.3 million from our start-up agencies.

Our net service revenue increased $71.2 million from 2009 to 2010 and consisted of an increase of $59.0 million in home health revenue and $12.2 million in hospice revenue.

Our home health revenue growth consisted of $40.9 million from our base agencies, $10.3 million from our start-up agencies and $7.8 million from our acquisitions. The increase in our base/start-up agencies was primarily related to our internal episodic-based revenue, which increased by $50.4 million or 17% from 2009 to 2010, with 8% of the increase related to admission and recertification growth and 9% of the increase attributable to an increase in revenue per episode.

Our average episodic-based revenue per completed episode increased from $3,033 to $3,282 from 2009 to 2010 and was due primarily to the continued deployment of our therapy intensive specialty programs to more of our home health agencies, a 1.8% increase in our base rate effective January 1, 2010, and a 3% increase in the base rate on rural episodes in progress effective April 1, 2010. The rural add-on impacts approximately 25% of our episodes.

Our hospice revenue growth consisted of $6.5 million from our base agencies, $1.0 million from our start-up agencies and $4.7 million from our acquisitions. Hospice revenue is primarily impacted by average daily census, levels of care and payment rates. Overall, our average daily census increased from 1,710 in 2009 to 2,628 in 2010 with 2,261 of our census attributable to our base/start-up agencies during the first quarter of 2010. Our patients’ average length of stay was 74 days for 2009 and 87 days for 2010. Our 2010 revenue was impacted by approximately 1.4% due to the annual hospice rate increase effective October 1, 2009.

Home Health Statistics

The following table summarizes our total home health patient admissions, recertifications and completed episodes:

	For the three-month periods ended Marh 31,
	2010			2009
	Base/Start-ups	Acquisitions	Total	Total	Variance
Admissions:
Medicare	54,902	1,845	56,747	50,443	6,304
Non-Medicare, episodic-based	8,503	28	8,531	5,669	2,862

Total episodic-based	63,405	1,873	65,278	56,112	9,166
Non-Medicare	9,225	767	9,992	9,491	501

	72,630	2,640	75,270	65,603	9,667

Internal episodic-based admission growth (1)	13%			8%

Recertifications:
Medicare	44,843	612	45,455	45,025	430
Non-Medicare, episodic-based	4,246	14	4,260	3,739	521

Total episodic-based	49,089	626	49,715	48,764	951
Non-Medicare	4,769	127	4,896	5,769	(873)

	53,858	753	54,611	54,533	78

Internal episodic-based recertification growth (2)	1%			15%

Completed Episodes:
Medicare	93,422	2,159	95,581	88,090	7,491
Non-Medicare, episodic-based	9,478	37	9,515	8,209	1,306

	102,900	2,196	105,096	96,299	8,797

(1)	Internal episodic-based admission growth is the percent increase in our base/start-up episodic-based admissions for the period as a percent of the total episodic-based admissions of the prior period.
(2)

Internal episodic-based recertification growth is the percent increase in our base/start-up episodic-based recertifications for the period as a percent of the total episodic-based recertifications of the prior period.

Internal episodic-based admission growth rate of 13% exceeded 10% for the first time since the fourth quarter of 2008. During the three-month period ended March 31, 2010, we saw improvement in our TLC acquired agencies, experienced growth in admissions under our new contract with Humana, which was effective January 1, 2010 and benefited from the strategic realignment of our sales territory during the second half of 2009.

Internal episodic-based recertification growth has decreased from 15% for the first quarter of 2009 to 1% for the first quarter of 2010. The primary factor impacting the rate of recertifications is the clinical needs of our patient, in addition, recertifications are derived from, and lag behind, admissions. As such, our declining admission growth during 2009, including the impact of TLC agencies, negatively impacted recertification growth during the quarter.

Cost of Service, Excluding Depreciation and Amortization

Our cost of service consists of the following expenses incurred by our clinical and clerical personnel in our agencies:

•	salaries and related benefits (including health care insurance and workers’ compensation insurance);

•	transportation expenses (primarily reimbursed mileage at a standard rate); and

•	supplies and services expenses (including payments to contract therapists).

The following summarizes our cost of service, visit and cost per visit information:

	For the three-month periods ended March 31,
	2010			2009
	Base/Start-ups	Acquisitions	Total	Total	Variance
Cost of service (amounts in millions):
Home health	$182.0	$5.0	$187.0	$153.5	$33.5
Hospice	14.3	2.8	17.1	11.5	5.6

	$196.3	$7.8	$204.1	$165.0	$39.1

Home health:
Visits during the period:
Medicare	1,849,327	35,181	1,884,508	1,672,677	211,831
Non-Medicare, episodic-based	206,053	692	206,745	149,888	56,857

Total episodic-based	2,055,380	35,873	2,091,253	1,822,565	268,688
Non-Medicare	198,729	9,343	208,072	196,355	11,717

	2,254,109	45,216	2,299,325	2,018,920	280,405

Home health cost per visit (1)	$80.73	$110.45	$81.32	$76.05	$5.27

(1)	We calculate home health cost per visit as home health cost of service divided by total home health visits during the period.

Of the $39.1 million increase in cost of service, $31.3 million is related to increased costs from our base/start-up agencies and $7.8 million is related to acquisitions. The $31.3 million increase in base/start-up expenses consisted primarily of $29.9 million related to salaries, taxes and benefits, with $17.9 million of the increase related to the increase in the number of visits performed with the remainder related to the $5.27 increase in cost per visit.

We carefully monitor our cost per visit in order to deliver high-quality low cost care to our patients. Factors contributing to the increase in our cost per visit include the mix of clinicians performing visits (i.e. registered nurses, therapists, home health aides, etc.), wage inflation and use of contract therapists. While the majority of our clinicians are paid on a per visit basis, we do hire some clinicians (primarily therapists) on a salaried basis for an initial period before converting to our pay per visit model. Also, newly acquired agencies generally have a higher cost per visit and take up to 18 to 24 months to reach the labor efficiencies of our existing agencies. The $5.27 increase in cost per visit is primarily due to an increase in salaries and wages related to an increase in therapists retained in connection with our Balance for Life program and increases in our employee benefit costs related to health insurance and payroll taxes.

General and Administrative Expenses, Provision for Doubtful Accounts, Depreciation and Amortization and Other Expense, net

The following table summarizes our general and administrative expenses, provision for doubtful accounts, depreciation and amortization expense and other expense, net (amounts in millions):

	For the three-month periods ended March 31,
	2010	2009	Variance
General and administrative expenses:
Salaries and benefits	$87.5	$73.0	$14.5
Non-cash compensation	2.5	2.1	0.4
Rent and utilities	15.1	13.6	1.5
Other	29.5	28.7	0.8
Provision for doubtful accounts	4.3	6.2	(1.9)
Depreciation and amortization	8.2	6.3	1.9
Other expense, net	(1.3)	(2.6)	1.3

Salaries and benefits increased $14.5 million, which consisted of an increase of $12.1 million in base/start-up agency and corporate office expenses and $2.4 million in acquisition agency expenses. The base/start-up agency and corporate office expenses increased by $12.1 million primarily due to increased personnel costs for our field administrative staff and corporate staff necessitated by our internal growth and acquisitions.

Rent and utilities increased $1.5 million, which consisted of an increase of $1.2 million in base/start-up agency and corporate office expenses and the inclusion of $0.3 million in acquisition agency expenses.

Our provision for doubtful accounts decreased $1.9 million due to improved cash collections and billing processes resulting in an increase of $55.3 million in cash collections compared to the first quarter of 2009. For additional information on our provision for doubtful accounts see “Liquidity and Capital Resources – Outstanding Patient Accounts Receivable.”

Depreciation and amortization expense increased $1.9 million primarily due to the purchase of equipment and furniture and the development of computer software, which are depreciated over three to seven years.

Other expense, net decreased $1.3 million primarily as a result of a decrease in interest expense of $1.0 million as we have reduced our outstanding debt by $107.6 million from March 31, 2009 to March 31, 2010.

Income Tax Expense

The following table summarizes our income tax expense and estimated income tax rate (amounts in millions, except for estimated income tax rate):

	For the three-month periods ended March 31,
	2010	2009	Variance
Income before income taxes	$60.4	$44.3	$16.1
Income tax (expense)	(23.5)	(17.3)	(6.2)
Estimated income tax rate	39.0%	39.0%	-

The increase in income tax expense of $6.2 million is attributable to an increase in income before income taxes as our estimated income tax rate remained unchanged from 2009 to 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Three-Month Period Ended March 31, 2010 Compared to the Three-Month Period Ended March 31, 2009

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the three-month periods ended March 31,
	2010	2009	Variance
Cash provided by operating activities	$71.1	$54.5	$16.6
Cash (used in) investing activities	(14.4)	(15.1)	0.7
Cash (used in) financing activities	(9.2)	(16.6)	7.4

Net increase in cash and cash equivalents	47.5	22.8	24.7
Cash and cash equivalents at beginning of period	34.5	2.8	31.7

Cash and cash equivalents at end of period	$82.0	$25.6	$56.4

Cash provided by operating activities increased $16.6 million during 2010 compared to 2009, primarily as a result of $11.7 million improvement in net income after adjusting for non-cash items, a decrease in other receivables and an increase in our accounts payable and payroll and employee benefits.

Cash used in investing activities decreased $0.7 million during 2010 compared to 2009 primarily due to a decrease in acquisition activity offset by an increase in our capital expenditures.

Cash used in financing activities decreased $7.4 million during 2010 compared to 2009 primarily due to a decrease in draws and/or repayments on our revolving credit facility. We have decreased our outstanding long-term obligations net of borrowings by $107.6 million from March 31, 2009.

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program; however, from time to time, we can and do obtain additional sources of liquidity through sales of our equity or by incurrence of additional indebtedness. As of March 31, 2010, we had $82.0 million in cash and cash equivalents and $234.6 million in availability under our $250.0 million Revolving Credit Facility.

During the three-month period ended March 31, 2010, we made $10.0 million in routine capital expenditures, which primarily included equipment and furniture and computer software. We are currently in the process of implementing an enterprise resource planning (ERP) system, which is expected to be fully implemented for 2011. Routine capital expenditures as a percent of net service revenue was 2.4% for 2009 and we are forecasting routine capital expenditures to be approximately 3% of net service revenue for 2010 Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements over the next twelve months and into the foreseeable future.

As we manage our liquidity needs to meet our operating forecasts, debt service requirements and our acquisition and start-up activities, we are monitoring the creditworthiness and solvency of our syndicate of banks that provide the availability of credit under our Revolving Credit Facility as well as the status of the overall equity and credit markets. As of the date of this filing, we do not believe the availability of funds under our Revolving Credit Facility is at risk. If the availability under our current Revolving Credit Facility decreases, we may need to consider adjusting our strategy to meet our operating forecasts, debt service requirements and acquisition and start-up activity needs.

Outstanding Patient Accounts Receivable

Our patient accounts receivable, net increased $0.3 million from December 31, 2009 to March 31, 2010 primarily due to improved billing processes and increases in our cash collection efforts during 2010. Our cash collection as a percentage of revenue was 100.9% and 96.0% for the three-months ended March 31, 2010 and for the three-months ended December 31, 2009, respectively.

Our patient accounts receivable includes unbilled receivables, which are aged based upon our initial service date. At March 31, 2010, the unbilled patient accounts receivable, as a percentage of gross patient accounts receivable, was 25.8%, or $47.3 million compared to 19.8% or $36.7 million at December 31, 2009. We monitor unbilled receivables on an agency by agency basis to ensure that all efforts are made to bill claims within timely filing deadlines. The timely filing deadlines vary by state for Medicaid and among insurance companies. As of March 31, 2010, agencies acquired during the past twelve months represented $3.4 million or 7.2% of our unbilled accounts receivable compared to $2.0 million or 5.5% as of December 31, 2009.

Our provision for estimated revenue adjustments (which is deducted from our service revenue to determine net service revenue) and provision for doubtful accounts were as follows for the periods indicated (in millions). We fully reserve for both our Medicare and other patient accounts receivable that are aged over 360 days.

	For the three-month periods ended March 31,
	2010	2009
Provision for estimated revenue adjustments	$0.2	$2.1
Provision for doubtful accounts	4.3	6.1

Total	$4.5	$8.2

As a percent of revenue	1.1%	2.4%

Our provision for estimated revenue adjustments and doubtful accounts as a percent of revenue decreased for 2010 as compared to the same period in 2009 due to significant improvement in cash collections since the first quarter of 2009 as evidenced by our reduction in our days revenue outstanding, net since the first quarter of 2009. Accounts receivable aged greater than 90 days decreased $21.1 million and $8.6 million since the first and fourth quarters of 2009, respectively. The first quarter of 2010 benefited from strong collections on Medicare aged balances which were significantly reserved for at December 31, 2009.

The following schedule details our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding, net):

	0-90	91-180	181-365	Over 365	Total
At March 31, 2010:
Medicare patient accounts receivable, net (1)	$91.1	$18.8	$1.8	$-	$111.7

Other patient accounts receivable:
Medicaid	6.2	3.1	3.4	2.0	14.7
Private	27.9	9.0	8.2	4.9	50.0

Total	$34.1	$12.1	$11.6	$6.9	$64.7

Allowance for doubtful accounts (2)					(25.8)

Non-Medicare patient accounts receivable, net					$38.9

Total patient accounts receivable, net					$150.6

Days revenue outstanding, net (3)					32.6

	0-90	91-180	181-365	Over 365	Total
At December 31, 2009:
Medicare patient accounts receivable, net (1)	$90.1	$20.4	$4.8	$0.2	$115.5

Other patient accounts receivable:
Medicaid	6.3	2.7	3.5	2.8	15.3
Private	20.5	10.6	9.7	5.1	45.9

Total	$26.8	$13.3	$13.2	$7.9	$61.2

Allowance for doubtful accounts (2)					(26.4)

Non-Medicare patient accounts receivable, net					$34.8

Total patient accounts receivable, net					$150.3

Days revenue outstanding, net (3)					33.9

(1)

The following table summarizes the activity and ending balances in our estimated revenue adjustments (amounts in millions), which is recorded to reduce our Medicare outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the three-month period ended
	March 31, 2010	December 31, 2009
Balance at beginning of period	$8.7	$7.8
Provision for estimated revenue adjustments	0.2	2.9
Write offs	(2.0)	(2.0)

Balance at end of period	$6.9	$8.7

Our estimated revenue adjustments were 5.8% and 7.0% of our outstanding Medicare patient accounts receivable at March 31, 2010 and December 31, 2009, respectively.

(2)

The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in millions), which is recorded to reduce only our Medicaid and private outstanding patient accounts receivable to their estimated net realizable value.

	For the three-month period ended
	March 31, 2010	December 31, 2009
Balance at beginning of period	$26.4	$28.3
Provision for doubtful accounts	4.3	3.8
Write offs	(4.9)	(5.7)

Balance at end of period	$25.8	$26.4

Our allowance for doubtful accounts was 39.9% and 43.1% of our outstanding Medicaid and private patient accounts receivable at March 31, 2010 and December 31, 2009, respectively.

(3)

Our calculation of days revenue outstanding, net is derived by dividing our ending net patient accounts receivable (i.e. net of estimated revenue adjustments and allowance for doubtful accounts) at March 31, 2010 and December 31, 2009 by our average daily net patient revenue for the three-month periods ended March 31, 2010 and December 31, 2009, respectively.

Indebtedness

Our weighted-average interest rate for our five year Term Loan for the quarters ended March 31, 2010 and 2009 was 1.0% and 2.6%, respectively.

As of March 31, 2010, our total leverage ratio (used to compute the margin and commitment fees, described in more detail in Note 6 of the financial statements included in our Form 10-K) was 0.7 and our fixed charge coverage ratio was 2.6.

As of March 31, 2010, our availability under our $250.0 million Revolving Credit Facility was $234.6 million as we had $15.4 million outstanding in letters of credit.

See Note 6 of the financial statements included in our Form 10-K for additional details on our outstanding long-term obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Revolving Credit Facility and Term Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and, therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows will be exposed to changes in interest rates. As of March 31, 2010, the total amount of outstanding debt subject to interest rate fluctuations was $90.0 million. A 1.0% interest rate increase would increase interest expense by approximately $0.9 million annually.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2010, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010, the end of the period covered by this Quarterly Report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended March 31, 2010:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Share (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 to January 31, 2010	-		$-	-	-
February 1, 2010 to February 28, 2010	931	(1)	$60.40	-	-
March 1, 2010 to March 31, 2010	-		$-	-	-

Total	931		$60.40	-	-

(1)

Represents shares of common stock surrendered to us by certain employees to satisfy tax withholding obligations in connection with the vesting of non-vested stock previously awarded to such employees under our 2008 Omnibus Incentive Compensation Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits marked with the cross symbol (†) are filed and the exhibits marked with the double cross symbol (††) are furnished with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through October 22, 2009	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

4.2.1	Shareholder Rights Agreement	The Company’s Current Report on Form 8-K filed June 16, 2000, and the Company’s Registration Statement on Form 8-A12G filed June 16, 2000	0-24260	4

4.2.2	Amendment No. 1 to Shareholder Rights Agreement, dated as of July 26, 2006	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006	0-24260	4.1

4.3	Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C. and the Purchasers identified on Schedule A thereto, relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 5.07% Series A Senior Notes due March 25, 2013 (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

4.4	Form of Series A Note due March 25, 2013 (attached as Exhibit 1 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.2

4.5	Form of Series B Note due March 25, 2014 (attached as Exhibit 2 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.3

4.6	Form of Series C Note due March 25, 2015 (attached as Exhibit 3 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.4

10.1.1*	Employment Agreement dated January 4, 2010 by and among Michael D. Snow, the Company and Amedisys Holding, L.L.C.	The Company’s Current Report on Form 8-K filed on January 7, 2010	0-24260	10.1

10.1.2*	First Amendment dated January 22, 2010 to Employment Agreement dated January 4, 2010 by and among Michael D. Snow, the Company and Amedisys Holding, L.L.C.	The Company’s Current Report on Form 8-K filed on January 26, 2010	0-24260	10.1

10.2*	Employment Agreement dated January 4, 2010 by and among T.A. Barfield, Jr., the Company and Amedisys Holding, L.L.C.	The Company’s Current Report on Form 8-K filed on January 7, 2010	0-24260	10.2

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
†31.1	Certification of William F. Borne, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of William F. Borne, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††101.INS	XBRL Instance

††101.SCH	XBRL Taxonomy Extension Schema Document

††101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

††101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

††101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

††101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMEDISYS, INC.
(Registrant)

By:	/s/ Dale E. Redman
Dale E. Redman
Chief Financial Officer and Duly Authorized Officer

DATE: April 27, 2010

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed and the exhibits marked with the double cross symbol (††) are furnished with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through October 22, 2009	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

4.2.1	Shareholder Rights Agreement	The Company’s Current Report on Form 8-K filed June 16, 2000, and the Company’s Registration Statement on Form 8-A12G filed June 16, 2000	0-24260	4

4.2.2	Amendment No. 1 to Shareholder Rights Agreement, dated as of July 26, 2006	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006	0-24260	4.1

4.3	Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C. and the Purchasers identified on Schedule A thereto, relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 5.07% Series A Senior Notes due March 25, 2013 (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

4.4	Form of Series A Note due March 25, 2013 (attached as Exhibit 1 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.2

4.5	Form of Series B Note due March 25, 2014 (attached as Exhibit 2 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.3

4.6	Form of Series C Note due March 25, 2015 (attached as Exhibit 3 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.4

10.1.1*	Employment Agreement dated January 4, 2010 by and among Michael D. Snow, the Company and Amedisys Holding, L.L.C.	The Company’s Current Report on Form 8-K filed on January 7, 2010	0-24260	10.1

10.1.2*	First Amendment dated January 22, 2010 to Employment Agreement dated January 4, 2010 by and among Michael D. Snow, the Company and Amedisys Holding, L.L.C.	The Company’s Current Report on Form 8-K filed on January 26, 2010	0-24260	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
10.2*	Employment Agreement dated January 4, 2010 by and among T.A. Barfield, Jr., the Company and Amedisys Holding, L.L.C.	The Company’s Current Report on Form 8-K filed on January 7, 2010	0-24260	10.2

†31.1	Certification of William F. Borne, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of William F. Borne, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††101.INS	XBRL Instance

††101.SCH	XBRL Taxonomy Extension Schema Document

††101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

††101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

††101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

††101.DEF	XBRL Taxonomy Extension Definition Linkbase Document