Form 10-Q
period 2010-06-30
AMEDISYS INC
filed 2010-08-09
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 28,820,619 shares outstanding as of August 4, 2010.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS AND AVAILABLE INFORMATION

Special Caution Concerning Forward-Looking Statements

When included in this Quarterly Report on Form 10-Q, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of our company, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to the following: changes in Medicare and other medical payment levels, our ability to open agencies, acquire additional agencies and integrate and operate these agencies effectively, changes in or our failure to comply with existing Federal and State laws or regulations or the inability to comply with new government regulations on a timely basis, competition in the home health industry, changes in the case mix of patients and payment methodologies, changes in estimates and judgments associated with critical accounting policies, our ability to maintain or establish new patient referral sources, our ability to attract and retain qualified personnel, changes in payments and covered services due to the economic downturn and deficit spending by Federal and State governments, future cost containment initiatives undertaken by third-party payors, our access to financing due to the volatility and disruption of the capital and credit markets, our ability to meet debt service requirements and comply with covenants in debt agreements, business disruptions due to natural disasters or acts of terrorism, our ability to integrate and manage our information systems, changes in or developments with respect to any litigation or investigations relating to the Company, including the United States Senate Committee on Finance inquiry and the SEC investigation and various other matters, many of which are beyond our control.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as required by law. For a discussion of some of the factors discussed above as well as additional factors, see our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 23, 2010, particularly Part I, Item 1A. – “Risk Factors” therein, which are incorporated herein by reference and Part II, Item 1A. – “Risk Factors” of this Quarterly Report on Form 10-Q. Additional risk factors may also be described in reports that we file from time to time with the SEC.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$116,027	$34,485
Patient accounts receivable, net of allowance for doubtful accounts of $24,523 and $26,371	151,855	150,269
Prepaid expenses	11,713	10,279
Other current assets	10,776	23,003

Total current assets	290,371	218,036

Property and equipment, net of accumulated depreciation of $71,790 and $59,780	112,143	91,919
Goodwill	790,210	786,923
Intangible assets, net of accumulated amortization of $14,792 and $11,824	57,732	57,608
Other assets, net	18,764	17,865

Total assets	$1,269,220	$1,172,351

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$22,968	$16,535
Payroll and employee benefits	119,549	119,619
Accrued expenses	36,650	33,035
Obligations due Medicare	4,618	4,618
Current portion of long-term obligations	41,773	44,254
Current portion of deferred income taxes	12,679	11,245

Total current liabilities	238,237	229,306
Long-term obligations, less current portion	162,349	170,899
Deferred income taxes	34,039	29,399
Other long-term obligations	7,074	6,412

Total liabilities	441,699	436,016

Commitments and Contingencies - Note 6

Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 28,894,366 and 28,303,216 shares issued; and 28,757,389 and 28,191,174 shares outstanding	29	28
Additional paid-in capital	387,377	363,670
Treasury stock at cost, 136,977 and 112,042 shares of common stock	(2,156)	(735)
Accumulated other comprehensive income	2	114
Retained earnings	440,937	372,089

Total Amedisys, Inc. stockholders’ equity	826,189	735,166
Noncontrolling interests	1,332	1,169

Total equity	827,521	736,335

Total liabilities and equity	$1,269,220	$1,172,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands, except per share data)

(Unaudited)

	For the three-month periods ended June 30,		For the six-month periods ended June 30,
	2010	2009	2010	2009
Net service revenue	$422,349	$377,892	$835,316	$719,731
Cost of service, excluding depreciation and amortization	209,302	178,437	413,364	343,477
General and administrative expenses:
Salaries and benefits	89,210	82,055	176,709	155,080
Non-cash compensation	3,168	2,779	5,681	4,920
Other	51,799	42,425	96,447	84,691
Provision for doubtful accounts	4,463	5,737	8,808	11,903
Depreciation and amortization	8,279	6,919	16,465	13,201

Operating expenses	366,221	318,352	717,474	613,272

Operating income	56,128	59,540	117,842	106,459
Other (expense) income:
Interest income	92	52	177	133
Interest expense	(2,350)	(2,958)	(4,761)	(6,412)
Equity in earnings from unconsolidated joint ventures	734	642	1,522	1,066
Miscellaneous, net	(1,575)	301	(1,374)	655

Total other expense, net	(3,099)	(1,963)	(4,436)	(4,558)

Income before income taxes	53,029	57,577	113,406	101,901
Income tax expense	(20,663)	(22,455)	(44,210)	(39,741)

Net income	32,366	35,122	69,196	62,160
Net income attributable to noncontrolling interests	(164)	(39)	(348)	(55)

Net income attributable to Amedisys, Inc.	$32,202	$35,083	$68,848	$62,105

Net income per share attributable to Amedisys, Inc. common stockholders:
Basic	$1.15	$1.29	$2.46	$2.30

Diluted	$1.13	$1.27	$2.42	$2.26

Weighted average shares outstanding:
Basic	28,106	27,124	27,963	26,989

Diluted	28,597	27,541	28,478	27,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the six-month periods ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$69,196	$62,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,465	13,201
Provision for doubtful accounts	8,808	11,903
Non-cash compensation	5,681	4,920
401(k) employer match	11,467	9,581
Loss on disposal of property and equipment	2,019	535
Deferred income taxes	6,074	5,154
Equity in earnings of unconsolidated joint ventures	(1,522)	(1,066)
Amortization of deferred debt issuance costs	788	788
Return on equity investment	840	150
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(10,395)	9,465
Other current assets	11,120	(2,020)
Other assets	(2,777)	1,775
Accounts payable	5,436	1,754
Accrued expenses	1,571	9,489
Other long-term obligations	663	2,509

Net cash provided by operating activities	125,434	130,298

Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	2,340	956
Proceeds from the sale of property and equipment	—	3
Purchases of deferred compensation plan assets	(1,018)	(2,969)
Purchases of property and equipment	(23,910)	(15,056)
Acquisitions of businesses, net of cash acquired	(2,721)	(19,205)
Acquisitions of reacquired franchise rights	(2,377)	(5,214)

Net cash (used in) investing activities	(27,686)	(41,485)

Cash Flows from Financing Activities:
Outstanding checks in excess of bank balance	—	(3,379)
Proceeds from issuance of stock upon exercise of stock options and warrants	1,358	454
Proceeds from issuance of stock to employee stock purchase plan	3,012	2,734
Tax benefit from stock option exercises	2,192	637
Non-controlling interest distribution	(185)	—
Proceeds from revolving line of credit	—	50,200
Repayments of revolving line of credit	—	(119,700)
Principal payments of long-term obligations	(22,583)	(21,708)

Net cash (used in) financing activities	(16,206)	(90,762)

Net increase in cash and cash equivalents	81,542	(1,949)
Cash and cash equivalents at beginning of period	34,485	2,847

Cash and cash equivalents at end of period	$116,027	$898

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,266	$5,920

Cash paid for income taxes, net of refunds received	$31,870	$27,915

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
Notes payable issued for acquisitions	$750	$3,834

Notes payable issued for software licenses	$10,801	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Amedisys, Inc., a Delaware corporation, and its consolidated subsidiaries (“Amedisys,” “we,” “us,” or “our”) are a multi-state provider of home health and hospice services with approximately 86% and 87% of our revenue derived from Medicare for the three-month periods ended June 30, 2010 and 2009, respectively and approximately 87% of our revenue derived from Medicare for the six-month periods ended June 30, 2010 and 2009. As of June 30, 2010, we had 529 Medicare-certified home health and 72 Medicare-certified hospice agencies in 45 states within the United States, the District of Columbia and Puerto Rico.

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

Home Health Revenue Recognition

Medicare Revenue

Net service revenue is recorded under the Medicare payment program (“PPS”) based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited to: (a) an outlier payment if our patient’s care was unusually costly (capped at 10% of total reimbursement); (b) a low utilization adjustment (“LUPA”) if the number of visits was fewer than five; (c) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required (thresholds set at 6, 14 and 20 visits); (e) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (f) changes in the base episode payments established by the Medicare Program; (g) adjustments to the base episode payments for case mix and geographic wages; and (h) recoveries of overpayments.

We make adjustments to Medicare revenue on completed episodes to reflect differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We estimate the impact of such adjustments based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record this estimate during the period in which services are rendered as an estimated revenue adjustment and a corresponding reduction to patient accounts receivable. Therefore, we believe that our reported net service revenue and patient accounts receivable will be the net amounts to be realized from Medicare for services rendered.

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of June 30, 2010 and 2009, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and included as a reduction to our outstanding patient accounts receivable in our condensed consolidated balance sheets for such periods.

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

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, we monitor our provider numbers and estimate amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and increase other accrued liabilities. As of June 30, 2010 and December 31, 2009, we had $0.6 million and $0.1 million, respectively, recorded for estimated amounts due back to Medicare in other accrued liabilities in our accompanying condensed consolidated balance sheets. As a result of our adjustments, we believe our revenue and patients accounts receivable are recorded at amounts that will be ultimately realized.

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

Patient Accounts Receivable

Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. We believe there is a certain level of credit risk associated with non-Medicare payors. To provide for our non-Medicare patient accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying amount to its estimated net realizable value. We believe the credit risk associated with our Medicare accounts, which represent 72% and 77% of our net patient accounts receivable at June 30, 2010 and December 31, 2009, respectively, is limited due to (i) our historical collection rate of over 99% from Medicare and (ii) the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable, which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. During the three and six-month periods ended June 30, 2010, we recorded $1.5 million and $1.7 million, respectively, in estimated revenue adjustments to Medicare revenue as compared to $1.9 million and $4.0 million during the three and six-month periods ended June 30, 2009, respectively. There is no other single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables, and thus we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable.

We fully reserve for accounts which are aged at 360 days or greater. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible.

Medicare Home Health

For our home health patients, our pre-billing process includes verifying that we are eligible for payment from Medicare for the services that we provide to our patients. Our Medicare billing begins with a process to ensure that our billings are accurate through the utilization of an electronic Medicare claim review. We submit a RAP for 60% of our estimated payment for the initial episode at the start of care or 50% of the estimated payment for any subsequent episodes of care contiguous with the first episode for a particular patient. The full amount of the episode is billed after the episode has been completed (“final billed”). The RAP received for that particular episode is then deducted from our final payment. If a final bill is not submitted within the greater of 120 days from the start of the episode, or 60 days from the date the RAP was paid, any RAPs received for that episode will be recouped by Medicare from any other claims in process for that particular provider number. The RAP and final claim must then be re-submitted.

Medicare Hospice

For our hospice patients, our pre-billing process includes verifying that we are eligible for payment from Medicare for the services that we provide to our patients. Once each patient has been confirmed for eligibility, we will bill Medicare on a monthly basis for the services provided to the patient.

Non-Medicare Home Health and Hospice

For our non-Medicare patients, our pre-billing process primarily begins with verifying a patient’s eligibility for services with the applicable payor. Once the patient has been confirmed for eligibility, we will provide services to the patient and bill the applicable payor. We estimate an allowance for doubtful accounts to reduce the carrying amount of the receivables to the amounts we estimate will be ultimately collected. Our review and evaluation of non-Medicare accounts includes a detailed review of outstanding balances and special consideration to concentrations of receivables from particular payors or groups of payors with similar characteristics that would subject us to any significant credit risk. In addition, the amount of the allowance for doubtful accounts is based upon our assessment of historical and expected net collections, business and economic conditions, trends in payment and an evaluation of collectibility based upon the date that the service was provided. Based upon our best judgment, we believe the allowance for doubtful accounts adequately provides for accounts that will not be collected due to credit risk.

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and fair value differ (amounts in millions):

		Fair Value at Reporting Date Using
Financial Instrument	As of June 30, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations, excluding capital leases	$204.0	$—	$202.5	$—

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

	For the three-month periods ended June 30,		For the six-month periods ended June 30,
	2010	2009	2010	2009
Weighted average number of shares outstanding - basic	28,106	27,124	27,963	26,989
Effect of dilutive securities:
Stock options	151	171	163	211
Non-vested stock and stock units	340	246	352	227

Weighted average number of shares outstanding - diluted	28,597	27,541	28,478	27,427

For the three and six-month periods ended June 30, 2010, there were 53,210 and 174 shares, respectively, of additional securities that were anti-dilutive compared to 42,749 and 40,337 shares for the three and six-month periods ended June 30, 2009, respectively.

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

2010 Acquisitions

On February 1, 2010, we acquired certain assets and liabilities of a home health agency in DeQueen, Arkansas for a total purchase price of $2.5 million ($2.0 million in cash and a $0.5 million promissory note). In connection with the acquisition, we recorded substantially the entire purchase price as goodwill ($2.2 million) and other intangibles ($0.3 million).

On April 5, 2010, we acquired certain assets and liabilities of a hospice agency in Killen, Alabama for a total purchase price of $1.0 million ($0.7 million in cash and a $0.3 million promissory note). In connection with the acquisition, we recorded substantially the entire purchase price as goodwill ($1.1 million), other intangibles ($0.1 million) and other liabilities ($0.2 million).

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The following table summarizes the activity related to our goodwill and our other intangible assets, net, as of and for the six-month period ended June 30, 2010 (amounts in millions):

	Goodwill
	Home Health	Hospice	Total
Balances at December 31, 2009	$719.9	$67.0	$786.9
Additions	2.2	1.1	3.3

Balances at June 30, 2010	$722.1	$68.1	$790.2

	Other Intangible Assets, Net
	Certificates of Need and Licenses	Acquired Names of Business (1)	Non-Compete Agreements & Reacquired Franchise Rights (2)	Total
Balances at December 31, 2009	43.4	4.7	9.5	57.6
Additions	0.3	0.1	2.7	3.1
Amortization	—	(0.1)	(2.9)	(3.0)

Balances at June 30, 2010	$43.7	$4.7	$9.3	$57.7

(1)	Acquired Names of Business includes $4.4 million of unamortized acquired names and $0.3 million of amortized acquired names which have a weighted-average amortization period of 2.9 years.
(2)	The weighted-average amortization period of our non-compete agreements and reacquired franchise rights is 3.0 and 2.5 years, respectively.

5. LONG-TERM OBLIGATIONS

Long-term debt, including capital lease obligations, consisted of the following for the periods indicated (amounts in millions):

	June 30, 2010	December 31, 2009
Senior Notes:
$35.0 million Series A Notes; semi-annual interest only payments; interest rate at 6.07% per annum; due March 25, 2013	$35.0	$35.0
$30.0 million Series B Notes; semi-annual interest only payments; interest rate at 6.28% per annum; due March 25, 2014	30.0	30.0
$35.0 million Series C Notes; semi-annual interest only payments; interest rate at 6.49% per annum; due March 25, 2015	35.0	35.0
$150.0 million Term Loan; $7.5 million principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (1.11% at June 30, 2010); due March 26, 2013	82.5	97.5
Promissory notes	21.5	17.6
Capital leases	0.1	0.1

	204.1	215.2
Current portion of long-term obligations	(41.8)	(44.3)

Total	$162.3	$170.9

Our weighted-average interest rate for our five year Term Loan for the three and six-month periods ended June 30, 2010 was 1.1% as compared to 1.5% and 2.1% for the three and six-month periods ended June 30, 2009, respectively.

As of June 30, 2010, our total leverage ratio (used to compute the margin and commitment fees, described in more detail in Note 6 of the financial statements included in our Form 10-K) was 0.7 and our fixed charge coverage ratio was 2.4.

As of June 30, 2010, our availability under our $250.0 million Revolving Credit Facility was $234.6 million as we had $15.4 million outstanding in letters of credit.

See Note 6 of the financial statements included in our Form 10-K for additional details on our outstanding long-term obligations.

6. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In addition to the matters referenced in this note, we are involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages. We do not believe that these normal course actions, when finally concluded and determined, will have a material impact on our consolidated financial condition, results of operations or cash flows. We are also involved in the legal actions set forth below.

United States Senate Committee on Finance Inquiry

On May 12, 2010, we received a letter of inquiry from the United States Senate Committee on Finance requesting documents and information relating to our policies and practices regarding home therapy visits and therapy utilization trends. A similar letter was sent to the other major publicly traded home healthcare companies. We intend to cooperate with the Committee with respect to its inquiry. No assurances can be given as to the timing of this inquiry or as to the outcome of this inquiry.

Securities Class Action Lawsuits

On June 7, 2010, a putative securities class action complaint was filed in the United States District Court for the Middle District of Louisiana on behalf of all persons who purchased Amedisys securities between February 23, 2010 and May 13, 2010 against the Company and certain of our senior executives alleging violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. The complaint alleges that we and certain of our senior executives made false and/or misleading statements, as well as failed to disclose material facts, about our business, financial condition, operations and prospects, particularly relating to our policies and practices regarding home therapy visits under the Medicare home health prospective payment system and the related alleged impact on our business, financial condition, operations and prospects. The complaint seeks a determination that the action may be maintained as a class action, an award of unspecified monetary damages and other unspecified relief. No assurances can be given as to the timing or outcome of this complaint.

Additional putative securities class actions were filed in the United States District Court for the Middle District of Louisiana on July 14, July 16, and July 28, 2010. Those actions make allegations similar those included in the June 7, 2010 complaint described above, except that each purports to assert claims on behalf of a different putative class of purchasers of Amedisys securities.

Derivative Actions

On July 2, 2010, an alleged shareholder of the Company filed a derivative lawsuit in the United States District Court for the Middle District of Louisiana, purporting to assert claims on behalf of the Company against certain of our officers and directors. We are named as a nominal defendant in the action. The complaint alleges that our officers and directors breached their fiduciary duties to Amedisys by making allegedly false statements, and by allegedly failing to establish sufficient internal controls over certain of our home health and Medicare billing practices. The complaint seeks an unspecified amount of damages and an order directing Amedisys to adopt certain measures purportedly designed to improve its corporate governance and internal procedures. Three similar derivative suits were filed in the United States District Court for the Middle District of Louisiana on July 15, July 21 and August 2, 2010.

On July 23, 2010, a derivative suit was filed in the Nineteenth Judicial District Court, Parish of East Baton Rouge, State of Louisiana. That action also purports to assert claims on behalf of the Company against certain of our officers and directors, and seeks an unspecified amount of damages and an order directing Amedisys to adopt unspecified measures to improve its corporate governance and internal procedures.

SEC Investigation

On June 30, 2010, we received notice of a formal investigation from the SEC and received a subpoena for documents relating to the matters under review by the United States Senate Committee on Finance and other matters involving our operations. We intend to cooperate with the SEC with respect to this investigation. No assurances can be given as to the timing or outcome of this investigation.

We are unable to assess the probable outcome or potential liability, if any, arising from the United States Senate Committee on Finance inquiry, the SEC investigation or the related litigation given the preliminary stage of these matters.

We recognize that additional putative securities class action complaints and other litigation could be filed, and that other investigations and actions could be commenced, relating to matters involving our home therapy visits and therapy utilization trends or other matters.

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

	For the three-month period ended June 30, 2010
	Home Health	Hospice	Other	Total
Net service revenue	$388.0	$34.3	$—	$422.3
Cost of service, excluding depreciation and amortization	190.7	18.6	—	209.3
General and administrative expenses	91.1	7.9	45.1	144.1
Provision for doubtful accounts	4.0	0.5	—	4.5
Depreciation and amortization	3.9	0.2	4.2	8.3

Operating expenses	289.7	27.2	49.3	366.2

Operating income	$98.3	$7.1	$(49.3)	$56.1

	For the three-month period ended June 30, 2009
	Home Health	Hospice	Other	Total
Net service revenue	$354.7	$23.2	$—	$377.9
Cost of service, excluding depreciation and amortization	166.3	12.1	—	178.4
General and administrative expenses	78.4	5.5	43.5	127.4
Provision for doubtful accounts	5.4	0.3	—	5.7
Depreciation and amortization	3.3	0.2	3.4	6.9

Operating expenses	253.4	18.1	46.9	318.4

Operating income	$101.3	$5.1	$(46.9)	$59.5

	For the six-month period ended June 30, 2010
	Home Health	Hospice	Other	Total
Net service revenue	$768.5	$66.8	$—	$835.3
Cost of service, excluding depreciation and amortization	377.7	35.7	—	413.4
General and administrative expenses	177.4	15.7	85.7	278.8
Provision for doubtful accounts	7.8	1.0	—	8.8
Depreciation and amortization	7.5	0.3	8.7	16.5

Operating expenses	570.4	52.7	94.4	717.5

Operating income	$198.1	$14.1	$(94.4)	$117.8

	For the six-month period ended June 30, 2009
	Home Health	Hospice	Other	Total
Net service revenue	$676.2	$43.5	$—	$719.7
Cost of service, excluding depreciation and amortization	319.8	23.6	—	343.4
General and administrative expenses	149.9	10.7	84.2	244.8
Provision for doubtful accounts	11.3	0.6	—	11.9
Depreciation and amortization	6.5	0.4	6.3	13.2

Operating expenses	487.5	35.3	90.5	613.3

Operating income	$188.7	$8.2	$(90.5)	$106.4

8. SUBSEQUENT EVENT

On August 6, 2010, our Board of Directors authorized a stock repurchase program of up to $60.0 million of our common stock. Purchases may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans. The share repurchase program is scheduled to expire on September 30, 2011.

The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including the price of our common stock, corporate and regulatory requirements, restrictions under our debt obligations and other market and economic conditions. The stock repurchase program does not obligate Amedisys to acquire any particular amount of stock and may be modified, suspended or discontinued at any time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and six-month periods ended June 30, 2010. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on February 23, 2010 (the “Form 10-K”), which are incorporated herein by this reference.

Unless otherwise provided, “Amedisys,” “we,” “us,” “our” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.

Overview

We are a leading provider of high-quality, low-cost home health services to the chronic, co-morbid, aging American population. Our services include home health and hospice services, and approximately 86% and 87% of our revenue was derived from Medicare for the three-month periods ended June 30, 2010 and 2009, respectively and approximately 87% of our revenue was derived from Medicare for the six-month periods ended June 30, 2010 and 2009. During the three-month period ended June 30, 2010, we had $422.3 million in net service revenue, earnings per diluted share of $1.13 and cash flow from operations of $54.4 million. For the six-month period ended June 30, 2010, we had $835.3 million in net service revenue, earnings per diluted share of $2.42 and cash flow from operations of $125.4 million.

During the three-month period ended June 30, 2010, we incurred costs of approximately $7.9 million ($4.8 million net of tax) primarily associated with our realignment of our operations including legal, training, agency closings, severance, as well as the United States Senate Committee on Finance inquiry and SEC investigations discussed in Note 6 to the condensed consolidated financial statements. These costs were offset by $3.1 million ($1.9 million net of tax) for the reversal of accrued bonuses. Additionally, we received a $3.5 million ($2.1 million net of tax) Centers for Medicare and Medicaid Services (“CMS”) bonus payment as the result of the pay for performance demonstration. The net effect of these items on reported net income is a reduction of $0.8 million or approximately 3 cents per share.

During the three-month period ended June 30, 2010, we began an evaluation of the performance of our current portfolio of agencies and our pipeline of start-up agencies. As a result, we merged 10 operating home health agencies with agencies servicing the same markets, closed 2 operating home health agencies and exited 10 unopened home health start-up locations which were incurring expenses. As part of the closing of these locations, we recorded $1.4 million in lease liabilities during the three-month period ended June 30, 2010. We will continue to evaluate our portfolio in future quarters. The following details our owned Medicare-certified agencies, which are located in 45 states within the United States, the District of Columbia and Puerto Rico.

	Owned and Operated Agencies
	Home health	Hospice
At December 31, 2009	521	65
Acquisitions	1	1
Start-ups	23	6
Closed	(16)	—

At June 30, 2010	529	72

Recent Developments

Health Care Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act of 2010 (“HCERA”), which amends the PPACA (collectively, the “Health Care Reform Bills”). The Health Care Reform Bills make a number of changes to Medicare payment rates including the reinstatement of the 3% home health rural add-on which began on April 1, 2010 (expiring January 1, 2016) and CMS has recently proposed several changes to Medicare home health payments for 2011 as discussed below.

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

Payment

On July 16, 2010, CMS issued a proposed rule to update and revise Medicare home health rates for calendar year 2011. The proposed rule includes the following changes to the base rate: a 1.4% market basket increase which includes the 1% reduction mandated by the Health Care Reform Bills, a negative 3.79% case-mix adjustment and a negative 2.5% to reflect the elimination of the one-year shift to half the outlier budget to the base rate. The net effect of these changes decreases the base rate for 2011 by 4.9% to $2,199. CMS has not issued a final rule as of the date of this filing. The final rule is expected to be published in October 2010.

On July 16, 2010, CMS issued a final rule to update and revise the Medicare hospice wage index for fiscal year 2011. The final rule includes a 2.6% increase in the base rate offset by a 0.8% decrease for the updated wage index data and the second year of the 7-year phase out of the budget neutrality adjustment factor. The net effect of the changes increases the base rate for 2011 by 1.8%. This rule is effective October 1, 2010. We do not expect this change to have a material impact on our future results of operations or financial condition.

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

Three-Month Period Ended June 30, 2010 Compared to the Three-Month Period Ended June 30, 2009

Net Service Revenue

The following table summarizes our net service revenue growth (amounts in millions):

	For the three-month periods ended June 30,
	2010			2009
	Base/Start- ups (2)	Acquisitions	Total	Total	Variance
Home health revenue:
Medicare revenue	$325.7	$5.7	$331.4	$308.6	$22.8
Non-Medicare, episodic-based revenue	37.9	—	37.9	29.1	8.8

Total episodic-based revenue	363.6	5.7	369.3	337.7	31.6
Non-Medicare revenue	17.8	0.9	18.7	17.0	1.7

	381.4	6.6	388.0	354.7	33.3

Hospice revenue:
Medicare revenue	28.3	4.0	32.3	22.0	10.3
Non-Medicare revenue	1.8	0.2	2.0	1.2	0.8

	30.1	4.2	34.3	23.2	11.1

Total revenue:
Medicare revenue	354.0	9.7	363.7	330.6	33.1
Non-Medicare revenue	57.5	1.1	58.6	47.3	11.3

	$411.5	$10.8	$422.3	$377.9	$44.4

Internal episodic-based revenue growth (1)	8%			19%

(1)	Internal episodic-based revenue growth is the percent increase in our base/start-up episodic-based revenue for the period as a percent of the total episodic-based revenue of the prior period.

(2)	Our net service revenue for our base/start-up agencies of $411.5 million included $8.9 million from our start-up agencies.

Our net service revenue increased $44.4 million from 2009 to 2010 and consisted of an increase of $33.3 million in home health revenue and $11.1 million in hospice revenue.

Our home health revenue growth consisted of $19.3 million from our base agencies, $7.4 million from our start-up agencies and $6.6 million from our acquisitions. Included in our home health Medicare revenue is $3.5 million received from CMS for our participation in the pay for performance demonstration. Excluding the CMS bonus payment, our total episodic-based revenue increased $28.1 million or 8%. The increase is primarily related to a 7% increase in our revenue per episode and a 1% growth in volume. The volume growth consisted of a 9% increase in admissions offset by an 8% decrease in recertifications.

Our average episodic-based revenue per completed episode increased from $3,166 to $3,372 as a result of a 1.8% increase in our base rate effective January 1, 2010, a 3% increase in the base rate on rural episodes (approximately 25% of our episodes) completed subsequent to March 31, 2010, and continued deployment and growth in our therapy intensive specialty programs since June 30, 2009.

Our hospice revenue growth consisted of $5.4 million from our base agencies, $1.5 million from our start-up agencies and $4.2 million from our acquisitions. Hospice revenue is primarily impacted by average daily census, levels of care and payment rates. Overall, our average daily census increased from 1,948 in 2009 to 2,837 in 2010 with 2,490 of our census attributable to our base/start-up agencies during the second quarter of 2010. Our patients’ average length of stay was 77 days for 2009 and 87 days for 2010. Our 2010 revenue was impacted by approximately 1.4% due to the annual hospice rate increase effective October 1, 2009.

Home Health Statistics

The following table summarizes our total home health patient admissions, recertifications and completed episodes:

	For the three-month periods ended June 30,
	2010			2009
	Base/Start- ups	Acquisitions	Total	Total	Variance
Admissions:
Medicare	54,082	1,296	55,378	52,541	2,837
Non-Medicare, episodic-based	7,692	6	7,698	5,668	2,030

Total episodic-based	61,774	1,302	63,076	58,209	4,867
Non-Medicare	9,517	571	10,088	8,943	1,145

	71,291	1,873	73,164	67,152	6,012

Internal episodic-based admission growth (1)	6%			4%

Recertifications:
Medicare	42,214	477	42,691	47,390	(4,699)
Non-Medicare, episodic-based	4,868	11	4,879	4,117	762

Total episodic-based	47,082	488	47,570	51,507	(3,937)
Non-Medicare	4,642	94	4,736	5,526	(790)

	51,724	582	52,306	57,033	(4,727)

Internal episodic-based recertification growth (2)	(9%)			10%

Completed Episodes:
Medicare	96,188	1,615	97,803	93,352	4,451
Non-Medicare, episodic-based	11,600	17	11,617	8,857	2,760

	107,788	1,632	109,420	102,209	7,211

(1)	Internal episodic-based admission growth is the percent increase in our base/start-up episodic-based admissions for the period as a percent of the total episodic-based admissions of the prior period.
(2)

Internal episodic-based recertification growth is the percent increase in our base/start-up episodic-based recertifications for the period as a percent of the total episodic-based recertifications of the prior period.

Our internal episodic-based recertification growth has decreased from 10% in the second quarter of 2009 to a negative 9% for the second quarter of 2010. The decline in our rate of recertifications has been the result of changes in our mix of patient diagnosis, an increase in the utilization of Balanced for Life and other multidisciplinary specialty programs that have fewer episodes and external factors that have impacted us and the home health care industry as a whole.

Cost of Service, Excluding Depreciation and Amortization

Our cost of service consists of the following expenses incurred by our clinical and clerical personnel in our agencies:

•	salaries and related benefits (including health care insurance and workers’ compensation insurance);

•	transportation expenses (primarily reimbursed mileage at a standard rate); and

•	supplies and services expenses (including payments to contract therapists).

The following summarizes our cost of service, visit and cost per visit information:

	For the three-month periods ended June 30,
	2010			2009
	Base/Start-ups	Acquisitions	Total	Total	Variance
Cost of service (amounts in millions):
Home health	$187.2	$3.5	$190.7	$166.3	$24.4
Hospice	16.2	2.4	18.6	12.1	6.5

	$203.4	$5.9	$209.3	$178.4	$30.9

Home health:
Visits during the period:
Medicare	1,850,050	27,373	1,877,423	1,802,495	74,928
Non-Medicare, episodic-based	229,785	245	230,030	165,306	64,724

Total episodic-based	2,079,835	27,618	2,107,453	1,967,801	139,652
Non-Medicare	205,832	7,451	213,283	217,714	(4,431)

	2,285,667	35,069	2,320,736	2,185,515	135,221

Home health cost per visit (1)	$81.89	$100.49	$82.18	$76.10	$6.08

Episodic-based visits per completed episode (2)	19.4	16.0	19.4	18.6	0.8

(1)	We calculate home health cost per visit as home health cost of service divided by total home health visits during the period.
(2)	We calculate episodic-based visits per completed episode as the home health episodic-based visits on completed episodes divided by the home health episodic-based episodes completed during the period.

Our home health cost of service increased $24.4 million on a 135,221 increase in visits. The increase consists of $10.3 million related to the increase in visits with the remainder related to the $6.08 increase in cost per visit. The increase in visits is due to the increase in volume as well as an increase in the number of visits per episode. We carefully monitor our cost per visit in order to deliver high-quality low cost care to our patients. The primary factors contributing to the increase in cost per visit is an increase in the number of therapists employed as well as an increase in the number of clinicians that are being paid on a salary basis. Our intent is to convert salaried clinicians to the per visit model, however, the time to convert may vary due to labor market conditions.

General and Administrative Expenses, Provision for Doubtful Accounts, Depreciation and Amortization and Other Expense, net

The following table summarizes our general and administrative expenses, provision for doubtful accounts, depreciation and amortization expense and other expense, net (amounts in millions):

	For the three-month periods ended June 30,
	2010	2009	Variance
General and administrative expenses:
Salaries and benefits	$89.2	$82.1	$7.1
Non-cash compensation	3.2	2.8	0.4
Rent and utilities	17.3	13.4	3.9
Other	34.5	29.0	5.5
Provision for doubtful accounts	4.5	5.7	(1.2)
Depreciation and amortization	8.3	6.9	1.4
Other expense, net	(3.1)	(2.0)	(1.1)

The increase in salaries and benefits consists of $5.2 million from base/start-up agencies and corporate office and $1.9 million from newly acquired agencies. The increase in base/start-up agencies is due to the addition of 58 start-ups since June 30, 2009. Salaries and benefits for the three months ended June 30, 2010 benefitted by $3.1 million from the reversal of accrued bonuses and includes additional severance costs of approximately $1.0 million.

Rent and utilities increased $3.9 million, which consisted of an increase of $3.6 million in base/start-up agency and corporate office expenses and the inclusion of $0.3 million in acquisition agency expenses. The $3.6 million increase included $1.4 million in lease liabilities as the result of agency closures during the three-month period ended June 30, 2010.

Other general and administrative expenses increased $5.5 million, which included $1.8 million in legal fees incurred as a result of the Senate Finance Committee inquiry and the SEC investigation.

Our provision for doubtful accounts decreased $1.2 million due to improved cash collections and billing processes resulting in an increase of $44.5 million in cash collections compared to the second quarter of 2009. For additional information on our provision for doubtful accounts see “Liquidity and Capital Resources – Outstanding Patient Accounts Receivable.”

Depreciation and amortization expense increased $1.4 million primarily due to the purchase of equipment and furniture and the development of computer software, which are depreciated over three to seven years.

Other expense, net increased $1.1 million primarily due to $1.8 million loss on disposals of property and equipment which was offset by a $0.6 million decrease in interest expense.

Income Tax Expense

The following table summarizes our income tax expense and estimated income tax rate (amounts in millions, except for estimated income tax rate):

	For the three-month periods ended June 30,
	2010	2009	Variance
Income before income taxes	$53.0	$57.6	$(4.6)
Income tax (expense)	(20.7)	(22.5)	1.8
Estimated income tax rate	39.0%	39.0%	—

The decrease in income tax expense of $1.8 million is attributable to a decrease in income before income taxes as our estimated income tax rate remained unchanged from 2009 to 2010.

Six-Month Period Ended June 30, 2010 Compared to the Six-Month Period Ended June 30, 2009

Net Service Revenue

The following table summarizes our net service revenue growth (amounts in millions):

	For the six-month period ended June 30,
	2010			2009
	Base/Start-ups (2)	Acquisitions	Total	Total	Variance
Home health revenue:
Medicare revenue	$647.8	$12.3	$660.1	$588.4	$71.7
Non-Medicare, episodic-based revenue	70.8	0.1	70.9	53.9	17.0

Total episodic-based revenue	718.6	12.4	731.0	642.3	88.7
Non-Medicare revenue	35.5	2.0	37.5	33.9	3.6

	754.1	14.4	768.5	676.2	92.3

Hospice revenue:
Medicare revenue	54.7	8.4	63.1	41.1	22.0
Non-Medicare revenue	3.2	0.5	3.7	2.4	1.3

	57.9	8.9	66.8	43.5	23.3

Total revenue:
Medicare revenue	702.5	20.7	723.2	629.5	93.7
Non-Medicare revenue	109.5	2.6	112.1	90.2	21.9

	$812.0	$23.3	$835.3	$719.7	$115.6

Internal episodic-based revenue growth (1)	12%			21%

(1)	Internal episodic-based revenue growth is the percent increase in our base/start-up episodic-based revenue for the period as a percent of the total episodic-based revenue of the prior period.
(2)	Our net service revenue for our base/start-up agencies of $812.0 million included $20.2 million from our start-up agencies.

Our net service revenue increased $115.6 million from 2009 to 2010 and consisted of an increase of $92.3 million in home health revenue and $23.3 million in hospice revenue.

Our home health revenue growth consisted of $60.2 million from our base agencies, $17.7 million from our start-up agencies and $14.4 million from our acquisitions. Included in our home health Medicare revenue is $3.5 million received from CMS for our participation in the pay for performance demonstration. Excluding the CMS bonus payment, our total episodic-based revenue increased $85.2 million or 13%. The increase is related to a 7% increase in our revenue per episode and a 5% increase in our volume. The volume growth consisted of a 12% increase in admissions offset by a 4% decrease in recertifications.

Our average episodic-based revenue per completed episode increased from $3,102 to $3,328 as a result of a 1.8% increase in our base rate effective January 1, 2010, a 3% increase in the base rate on rural episodes (approximately 25% of our episodes) completed subsequent to March 31, 2010, and continued deployment and growth in our therapy intensive specialty programs.

Our hospice revenue growth consisted of $11.9 million from our base agencies, $2.5 million from our start-up agencies and $8.9 million from our acquisitions. Hospice revenue is primarily impacted by average daily census, levels of care and payment rates. Overall, our average daily census increased from 1,830 in 2009 to 2,733 in 2010 with 2,376 of our census attributable to our base/start-up agencies during 2010. Our patients’ average length of stay was 76 days for 2009 and 87 days for 2010. Our 2010 revenue was impacted by approximately 1.4% due to the annual hospice rate increase effective October 1, 2009.

Home Health Statistics

The following table summarizes our total home health patient admissions, recertifications and completed episodes:

	For the six-month period ended June 30,
	2010			2009
	Base/Start-ups	Acquisitions	Total	Total	Variance
Admissions:
Medicare	108,984	3,141	112,125	102,984	9,141
Non-Medicare, episodic-based	16,195	34	16,229	11,337	4,892

Total episodic-based	125,179	3,175	128,354	114,321	14,033
Non-Medicare	18,742	1,338	20,080	18,434	1,646

	143,921	4,513	148,434	132,755	15,679

Internal episodic-based admission growth (1)	10%			6%

Recertifications:
Medicare	87,057	1,089	88,146	92,415	(4,269)
Non-Medicare, episodic-based	9,114	25	9,139	7,856	1,283

Total episodic-based	96,171	1,114	97,285	100,271	(2,986)
Non-Medicare	9,411	221	9,632	11,295	(1,663)

	105,582	1,335	106,917	111,566	(4,649)

Internal episodic-based recertification growth (2)	(4%)			12%

Completed Episodes:
Medicare	189,610	3,774	193,384	181,442	11,942
Non-Medicare, episodic-based	21,078	54	21,132	17,066	4,066

Total episodic-based	210,688	3,828	214,516	198,508	16,008

(1)	Internal episodic-based admission growth is the percent increase in our base/start-up episodic-based admissions for the period as a percent of the total episodic-based admissions of the prior period.
(2)

Internal episodic-based recertification growth is the percent increase in our base/start-up episodic-based recertifications for the period as a percent of the total episodic-based recertifications of the prior period.

Our internal episodic-based recertification growth has decreased from 12% in 2009 to a negative 4% for 2010. The decline in our rate of recertifications has been the result of changes in our mix of patient diagnosis, an increase in the utilization of Balanced for Life and other multidisciplinary specialty programs that have fewer episodes and external factors that have impacted us and the home health care industry as a whole.

Cost of Service, Excluding Depreciation and Amortization

The following summarizes our cost of service, visit and cost per visit information:

	For the six-month period ended June 30,
	2010			2009
	Base/Start-ups	Acquisitions	Total	Total	Variance
Cost of service (amounts in millions):
Home health	$369.2	$8.5	$377.7	$319.9	$57.8
Hospice	30.5	5.2	35.7	23.6	12.1

	$399.7	$13.7	$413.4	$343.5	$69.9

Home health:
Visits during the period:
Medicare	3,699,377	62,554	3,761,931	3,475,172	286,759
Non-Medicare, episodic-based	435,838	937	436,775	315,194	121,581

Total episodic-based	4,135,215	63,491	4,198,706	3,790,366	408,340
Non-Medicare	404,561	16,794	421,355	414,069	7,286

	4,539,776	80,285	4,620,061	4,204,435	415,626

Home health cost per visit (1)	$81.31	$106.10	$81.75	$76.08	$5.67

Episodic-based visits per completed episode (2)	19.1	15.1	19.0	18.1	0.9

(1)	We calculate home health cost per visit as home health cost of service divided by total home health visits during the period.
(2)	We calculate episodic-based visits per completed episode as the home health episodic-based visits on completed episodes divided by the home health episodic-based episodes completed during the period.

Our home health cost of service increased $57.8 million on a 415,626 increase in visits. The increase in visits accounted for $31.6 million of the increase with the remainder from the $5.67 increase in cost per visit. The increase in visits is due to the increase in volume as well as an increase in the number of visits per episode. We carefully monitor our cost per visit in order to deliver high-quality low cost care to our patients. The primary factors contributing to the increase in cost per visit is an increase in the number of therapists employed as well as an increase in the number of clinicians that are being paid on a salary basis. Our intent is to convert salaried clinicians to the per visit model, however, the time to convert may vary due to labor market conditions.

General and Administrative Expenses, Provision for Doubtful Accounts, Depreciation and Amortization and Other Expense, net

The following table summarizes our general and administrative expenses, provision for doubtful accounts, depreciation and amortization expense and other expense, net (amounts in millions):

	For the six-month periods ended June 30,
	2010	2009	Variance
General and administrative expenses:
Salaries and benefits	$176.7	$155.1	$21.6
Non-cash compensation	5.7	4.9	0.8
Rent and utilities	32.4	26.9	5.5
Other	64.0	57.8	6.2
Provision for doubtful accounts	8.8	11.9	(3.1)
Depreciation and amortization	16.5	13.2	3.3
Other expense, net	(4.4)	(4.6)	0.2

Salaries and benefits increased $21.6 million, which consisted of an increase of $17.3 million in base/start-up agencies and corporate office expenses and $4.3 million from newly acquired agencies. The base/start-up agency and corporate office expenses increased by $17.3 million primarily due to increased personnel costs for our field administrative staff and corporate staff necessitated by our internal growth and acquisitions. Salaries and benefits for the six-month period ended June 30, 2010 benefitted by $3.1 million from the reversal of the accrued bonuses and includes additional severance costs of approximately $1.0 million.

Rent and utilities increased $5.5 million, which consisted of an increase of $4.8 million in base/start-up agency and corporate office expenses and the inclusion of $0.7 million in acquisition agency expenses. The $4.8 million increase included $1.4 million in lease liabilities as the result of agency closures during the three-month period ended June 30, 2010.

Other general and administrative expenses increased $6.2 million, which included $1.8 million in legal fees incurred as a result of the Senate Finance Committee inquiry and the SEC investigation.

Our provision for doubtful accounts decreased $3.1 million due to improved cash collections and billing processes resulting in an increase of $99.8 million in cash collections compared to the same period in 2009. For additional information on our provision for doubtful accounts see “Liquidity and Capital Resources – Outstanding Patient Accounts Receivable.”

Depreciation and amortization expense increased $3.3 million primarily due to the purchase of equipment and furniture and the development of computer software, which are depreciated over three to seven years.

Other expense, net decreased $0.2 million due to a decrease in interest expense of $1.6 million as we have reduced our outstanding debt by $37.6 million from June 30, 2009 to June 30, 2010. The $1.6 million decrease in interest expense was offset by $2.0 million loss on disposals of property and equipment.

Income Tax Expense

The following table summarizes our income tax expense and estimated income tax rate (amounts in millions, except for estimated income tax rate):

	For the six-month periods ended June 30,
	2010	2009	Variance
Income before income taxes	$113.4	$101.9	$11.5
Income tax (expense)	(44.2)	(39.7)	(4.5)
Estimated income tax rate	39.0%	39.0%	—

The increase in income tax expense of $4.5 million is attributable to an increase in income before income taxes as our estimated income tax rate remained unchanged from 2009 to 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Six-Month Period Ended June 30, 2010 Compared to the Six-Month Period Ended June 30, 2009

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the six-month periods ended June 30,
	2010	2009	Variance
Cash provided by operating activities	$125.4	$130.3	$(4.9)
Cash (used in) investing activities	(27.7)	(41.4)	13.7
Cash (used in) financing activities	(16.2)	(90.8)	74.6

Net increase in cash and cash equivalents	81.5	(1.9)	83.4
Cash and cash equivalents at beginning of period	34.5	2.8	31.7

Cash and cash equivalents at end of period	$116.0	$0.9	$115.1

Cash provided by operating activities decreased $4.9 million during 2010 compared to 2009. This decrease is primarily related to the leveling of our patient accounts receivable during the six-month period ended June 30, 2010 compared to the significant improvement in our outstanding patient accounts receivable associated with our 2008 acquisitions during the six month period ended June 30, 2009. See “Outstanding Patient Accounts Receivable” below for further details on our change in outstanding patient accounts receivable.

Cash used in investing activities decreased $13.7 million during 2010 compared to 2009 primarily due to a decrease in acquisition activity offset by an increase in our capital expenditures.

Cash used in financing activities decreased $74.6 million during 2010 compared to 2009 primarily due to a decrease in draws and/or repayments on our revolving credit facility. We have decreased our outstanding long-term obligations net of borrowings by $37.6 million from June 30, 2009.

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program; however, from time to time, we can and do obtain additional sources of liquidity through sales of our equity or by incurrence of additional indebtedness. As of June 30, 2010, we had $116.0 million in cash and cash equivalents and $234.6 million in availability under our $250.0 million Revolving Credit Facility.

During the six-month period ended June 30, 2010, we made $18.1 million in routine capital expenditures, which primarily included equipment and furniture and computer software and $5.8 million in capital expenditures related to the implementation of our enterprise resource planning system, which is expected to be fully implemented for 2011. Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements over the next twelve months and into the foreseeable future.

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

Outstanding Patient Accounts Receivable

Our patient accounts receivable, net increased $1.6 million from December 31, 2009 to June 30, 2010 primarily due to the decrease in our provision for doubtful accounts due to improvements in cash collections. Our cash collection as a percentage of revenue was 99.2% and 96.0% for the three-months ended June 30, 2010 and for the three-months ended December 31, 2009, respectively.

Our patient accounts receivable includes unbilled receivables, which are aged based upon our initial service date. At June 30, 2010, the unbilled patient accounts receivable, as a percentage of gross patient accounts receivable, was 22.5%, or $41.2 million compared to 19.8% or $36.7 million at December 31, 2009. We monitor unbilled receivables on an agency by agency basis to ensure that all efforts are made to bill claims within timely filing deadlines. The timely filing deadlines vary by state for Medicaid and among insurance companies. As of June 30, 2010, agencies acquired during the past twelve months represented $9.3 million or 22.6% of our unbilled accounts receivable compared to $2.0 million or 5.5% as of December 31, 2009.

Our provision for estimated revenue adjustments (which is deducted from our service revenue to determine net service revenue) and provision for doubtful accounts were as follows for the periods indicated (in millions). We fully reserve for both our Medicare and other patient accounts receivable that are aged over 360 days.

	For the three-month periods ended June 30,		For the six-month periods ended June 30,
	2010	2009	2010	2009
Provision for estimated revenue adjustments	$1.5	$1.9	$1.7	$4.0
Provision for doubtful accounts	4.5	5.7	8.8	11.9

Total	$6.0	$7.6	$10.5	$15.9

As a percent of revenue	1.4%	2.0%	1.3%	2.2%

Our provision for estimated revenue adjustments and doubtful accounts as a percent of revenue decreased for both periods in 2010 as compared to the same periods in 2009 due to significant improvement in cash collections since the second quarter of 2009 as evidenced by our reduction in our days revenue outstanding, net since the second quarter of 2009. Accounts receivable aged greater than 90 days decreased $19.0 million and $6.8 million since the second and fourth quarters of 2009, respectively.

The following schedule details our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding, net):

	0-90	91-180	181-365	Over 365	Total
At June 30, 2010:
Medicare patient accounts receivable, net (1)	$88.4	$19.1	$2.4	$—	$109.9

Other patient accounts receivable:
Medicaid	6.4	2.8	3.0	1.2	13.4
Private	28.7	12.8	7.7	3.9	53.1

Total	$35.1	$15.6	$10.7	$5.1	$66.5

Allowance for doubtful accounts (2)					(24.5)

Non-Medicare patient accounts receivable, net					$42.0

Total patient accounts receivable, net					$151.9

Days revenue outstanding, net (3)					32.5

At December 31, 2009:
Medicare patient accounts receivable, net (1)	$90.1	$20.4	$4.8	$0.2	$115.5

Other patient accounts receivable:
Medicaid	6.3	2.7	3.5	2.8	15.3
Private	20.5	10.6	9.7	5.1	45.9

Total	$26.8	$13.3	$13.2	$7.9	$61.2

Allowance for doubtful accounts (2)					(26.4)

Non-Medicare patient accounts receivable, net					$34.8

Total patient accounts receivable, net					$150.3

Days revenue outstanding, net (3)					33.9

(1)

The following table summarizes the activity and ending balances in our estimated revenue adjustments (amounts in millions), which is recorded to reduce our Medicare outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the three-month period ended		For the six-month period ended
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009

Balance at beginning of period	$6.9	$7.8	$8.7	$7.8
Provision for estimated revenue adjustments	1.5	2.9	1.7	4.8
Write offs	(2.0)	(2.0)	(4.0)	(3.9)

Balance at end of period	$6.4	$8.7	$6.4	$8.7

Our estimated revenue adjustments were 5.5% and 7.0% of our outstanding Medicare patient accounts receivable at June 30, 2010 and December 31, 2009, respectively.

(2)

The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in millions), which is recorded to reduce only our Medicaid and private outstanding patient accounts receivable to their estimated net realizable value.

	For the three-month period ended		For the six-month period ended
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009

Balance at beginning of period	$25.8	$28.3	$26.4	$30.8
Provision for doubtful accounts	4.5	3.8	8.8	8.3
Write offs	(5.8)	(5.7)	(10.7)	(12.7)

Balance at end of period	$24.5	$26.4	$24.5	$26.4

Our allowance for doubtful accounts was 36.9% and 43.1% of our outstanding Medicaid and private patient accounts receivable at June 30, 2010 and December 31, 2009, respectively.

(3)

Our calculation of days revenue outstanding, net is derived by dividing our ending net patient accounts receivable (i.e. net of estimated revenue adjustments and allowance for doubtful accounts) at June 30, 2010 and December 31, 2009 by our average daily net patient revenue for the three-month periods ended June 30, 2010 and December 31, 2009, respectively.

Indebtedness

Our weighted-average interest rate for our five year Term Loan for the three and six-month periods ended June 30, 2010 was 1.1% as compared to 1.5% and 2.1% for the three and six-month periods ended June 30, 2009, respectively.

As of June 30, 2010, our total leverage ratio (used to compute the margin and commitment fees, described in more detail in Note 6 of the financial statements included in our Form 10-K) was 0.7 and our fixed charge coverage ratio was 2.4.

As of June 30, 2010, our availability under our $250.0 million Revolving Credit Facility was $234.6 million as we had $15.4 million outstanding in letters of credit.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Revolving Credit Facility and Term Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and, therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows will be exposed to changes in interest rates. As of June 30, 2010, the total amount of outstanding debt subject to interest rate fluctuations was $82.5 million. A 1.0% interest rate increase would increase interest expense by approximately $0.8 million annually.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2010, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010, the end of the period covered by this Quarterly Report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors included in Part I, “Item 1A. — “Risk Factors” of our Annual Report on Form 10-K. These risk factors could materially impact our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely impact our business, financial condition and/or operating results. The risk factors listed below supplement the risk factors included in our Annual Report on Form 10-K.

We are the subject of a number of inquiries by the federal government, any of which could result in substantial penalties against us.

We are the subject of a number of inquiries by the federal government. We have received a letter of inquiry from the United States Senate Committee on Finance requesting documents and information relating to our policies and practices regarding home therapy visits and therapy utilization trends. A similar letter was sent to the other major publicly traded home healthcare companies. In addition, we received a notice of formal investigation from the SEC and received a subpoena for documents relating to the matters under review by the United States Senate Committee on Finance and other matters involving our operations. We are cooperating with these investigations and are responding to these requests. However, we cannot predict when these investigations will be resolved, the outcome of these investigations or their impact on our business. An adverse outcome in these investigations could include the commencement of civil and/or criminal proceedings, substantial fines, penalties and/or administrative remedies, including the loss of right to participate in the Medicare program. In addition, resolution of these matters could involve the imposition of additional and costly compliance obligations. Finally, if these investigations continue over a long period of time, they could divert the attention of management from the day-to-day operations of our business and impose significant administrative burdens on us. These potential consequences, as well as any adverse outcome from these investigations or other investigations initiated by the government at any time, could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended June 30, 2010:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Share (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1, 2010 to April 30, 2010	23,677		$57.00	—	—
May 1, 2010 to May 31, 2010	272		$48.38	—	—
June 1, 2010 to June 30, 2010	55		$48.42	—	—

Total	24,004	(1)	$56.88	—	—

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through October 22, 2009	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

4.2	Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C. and the Purchasers identified on Schedule A thereto, relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 5.07% Series A Senior Notes due March 25, 2013 (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

4.3	Form of Series A Note due March 25, 2013 (attached as Exhibit 1 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.2

4.4	Form of Series B Note due March 25, 2014 (attached as Exhibit 2 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.3

4.5	Form of Series C Note due March 25, 2015 (attached as Exhibit 3 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.4

†31.1	Certification of William F. Borne, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

††32.1	Certification of William F. Borne, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††101.INS	XBRL Instance

††101.SCH	XBRL Taxonomy Extension Schema Document

††101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

††101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

††101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMEDISYS, INC.
(Registrant)

By:	/s/ Dale E. Redman
Dale E. Redman
Chief Financial Officer and Duly Authorized Officer

DATE: August 9, 2010

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed and the exhibits marked with the double cross symbol (††) are furnished with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through October 22, 2009	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

4.2	Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C. and the Purchasers identified on Schedule A thereto, relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 5.07% Series A Senior Notes due March 25, 2013 (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

4.3	Form of Series A Note due March 25, 2013 (attached as Exhibit 1 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.2

4.4	Form of Series B Note due March 25, 2014 (attached as Exhibit 2 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.3

4.5	Form of Series C Note due March 25, 2015 (attached as Exhibit 3 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.4

†31.1	Certification of William F. Borne, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

††32.1	Certification of William F. Borne, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††101.INS	XBRL Instance

††101.SCH	XBRL Taxonomy Extension Schema Document

††101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

††101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

††101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document