Form 10-Q
period 2010-09-30
AMEDISYS INC
filed 2010-10-26
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 29,028,118 shares outstanding as of October 21, 2010.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS AND AVAILABLE INFORMATION

Special Caution Concerning Forward-Looking Statements

When included in this Quarterly Report on Form 10-Q, or in other documents that we file with the Securities and Exchange Commission (“SEC”), or in statements made by or on behalf of our company, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to the following: changes in Medicare and other medical payment levels, our ability to open agencies, acquire additional agencies and integrate and operate these agencies effectively, changes in or our failure to comply with existing Federal and State laws or regulations or the inability to comply with new government regulations on a timely basis, competition in the home health industry, changes in the case mix of patients and payment methodologies, changes in estimates and judgments associated with critical accounting policies, our ability to maintain or establish new patient referral sources, our ability to attract and retain qualified personnel, changes in payments and covered services due to the economic downturn and deficit spending by Federal and State governments, future cost containment initiatives undertaken by third-party payors, our access to financing due to the volatility and disruption of the capital and credit markets, our ability to meet debt service requirements and comply with covenants in debt agreements, business disruptions due to natural disasters or acts of terrorism, our ability to integrate and manage our information systems, changes in or developments with respect to any litigation or investigations relating to the Company, including the United States Senate Committee on Finance inquiry, the SEC investigation and the U.S. Department of Justice Civil Investigative Demand and various other matters, many of which are beyond our control.

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

Available Information

Our company website address is www.amedisys.com. We use our website as a channel of distribution for important company information. Important information, including press releases, analyst presentations and financial information regarding our company, is routinely posted on and accessible on the Investor Relations subpage of our website, which is accessible by clicking on the tab labeled “Investors” on our website home page. We also use our website to expedite public access to time-critical information regarding our company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information. Therefore, investors should look to the Investor Relations subpage of our website for important and time-critical information. Visitors to our website can also register to receive automatic e-mail and other notifications alerting them when new information is made available on the Investor Relations subpage of our website. In addition, we make available on the Investor Relations subpage of our website (under the link “SEC filings”) free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as practicable after we electronically file such reports with the SEC. Further, copies of our Certificate of Incorporation and Bylaws, our Code of Ethical Business Conduct, our Corporate Governance Guidelines and the charters for the Audit, Compensation, Quality of Care and Nominating and Corporate Governance Committees of our Board are also available on the Investor Relations subpage of our website (under the link “Corporate Governance”).

Additionally, our filings can be obtained at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. Our electronically filed reports can also be obtained on the SEC’s internet site at http://www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$128,037	$34,485
Patient accounts receivable, net of allowance for doubtful accounts of $23,036 and $26,371	136,450	150,269
Prepaid expenses	9,932	10,279
Other current assets	7,838	23,003

Total current assets	282,257	218,036
Property and equipment, net of accumulated depreciation of $75,954 and $59,780	117,820	91,919
Goodwill	790,409	786,923
Intangible assets, net of accumulated amortization of $15,972 and $11,826	55,900	57,608
Other assets, net	17,536	17,865

Total assets	$1,263,922	$1,172,351

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$19,551	$16,535
Payroll and employee benefits	117,200	119,619
Accrued expenses	33,746	33,035
Obligations due Medicare	4,618	4,618
Current portion of long-term obligations	39,265	44,254
Current portion of deferred income taxes	4,247	11,245

Total current liabilities	218,627	229,306
Long-term obligations, less current portion	153,414	170,899
Deferred income taxes	36,697	29,399
Other long-term obligations	6,963	6,412

Total liabilities	415,701	436,016

Commitments and Contingencies - Note 6

Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 28,953,282 and 28,303,216 shares issued; and 28,318,915 and 28,191,174 shares outstanding	29	28
Additional paid-in capital	398,133	363,670
Treasury stock at cost, 634,367 and 112,042 shares of common stock	(14,008)	(735)
Accumulated other comprehensive (loss) income	(10)	114
Retained earnings	462,571	372,089

Total Amedisys, Inc. stockholders’ equity	846,715	735,166
Noncontrolling interests	1,506	1,169

Total equity	848,221	736,335

Total liabilities and equity	$1,263,922	$1,172,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands, except per share data)

(Unaudited)

	For the three- month periods ended September 30,		For the nine-month periods ended September 30,
	2010	2009	2010	2009
Net service revenue	$404,680	$388,257	$1,239,996	$1,107,987
Cost of service, excluding depreciation and amortization	206,312	183,619	619,676	527,096
General and administrative expenses:
Salaries and benefits	90,354	87,260	267,063	242,340
Non-cash compensation	2,636	820	8,317	5,740
Other	54,177	43,765	150,624	128,456
Provision for doubtful accounts	5,261	4,578	14,069	16,481
Depreciation and amortization	8,832	7,481	25,297	20,682

Operating expenses	367,572	327,523	1,085,046	940,795

Operating income	37,108	60,734	154,950	167,192
Other (expense) income:
Interest income	197	28	374	161
Interest expense	(2,277)	(2,682)	(7,038)	(9,094)
Equity in earnings from unconsolidated joint ventures	788	655	2,310	1,721
Miscellaneous, net	(65)	324	(1,439)	978

Total other expense, net	(1,357)	(1,675)	(5,793)	(6,234)

Income before income taxes	35,751	59,059	149,157	160,958
Income tax expense	(13,943)	(23,033)	(58,153)	(62,774)

Net income	21,808	36,026	91,004	98,184
Net income attributable to noncontrolling interests	(174)	(86)	(522)	(140)

Net income attributable to Amedisys, Inc.	$21,634	$35,940	$90,482	$98,044

Net income per share attributable to Amedisys, Inc. common stockholders:
Basic	$0.77	$1.31	$3.23	$3.62

Diluted	$0.76	$1.29	$3.18	$3.55

Weighted average shares outstanding:
Basic	28,096	27,340	28,007	27,106

Diluted	28,499	27,912	28,490	27,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the nine-month periods ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$91,004	$98,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,297	20,682
Provision for doubtful accounts	14,069	16,481
Non-cash compensation	8,317	5,740
401(k) employer match	17,536	13,827
Loss on disposal of property and equipment	2,314	593
Deferred income taxes	300	11,677
Equity in earnings of unconsolidated joint ventures	(2,310)	(1,721)
Amortization of deferred debt issuance costs	1,182	1,182
Return on equity investment	1,390	625
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(250)	18,155
Other current assets	16,006	1,415
Other assets	(1,934)	1,930
Accounts payable	2,907	3,572
Accrued expenses	(3,771)	23,885
Other long-term obligations	551	2,695

Net cash provided by operating activities	172,608	218,922

Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	2,425	956
Proceeds from the sale of property and equipment	—	41
Purchases of deferred compensation plan assets	(1,053)	(3,064)
Purchases of property and equipment	(37,535)	(25,998)
Acquisitions of businesses, net of cash acquired	(3,121)	(31,492)
Acquisitions of reacquired franchise rights	(2,376)	(5,214)

Net cash used in investing activities	(41,660)	(64,771)

Cash Flows from Financing Activities:
Outstanding checks in excess of bank balance	—	(3,422)
Proceeds from issuance of stock upon exercise of stock options and warrants	1,494	966
Proceeds from issuance of stock to employee stock purchase plan	4,690	4,081
Tax benefit from stock option exercises	2,427	847
Non-controlling interest distribution	(185)	—
Proceeds from revolving line of credit	—	50,200
Repayments of revolving line of credit	—	(130,700)
Purchase of company stock	(11,796)	—
Principal payments of long-term obligations	(34,026)	(33,810)

Net cash used in financing activities	(37,396)	(111,838)

Net increase in cash and cash equivalents	93,552	42,313
Cash and cash equivalents at beginning of period	34,485	2,847

Cash and cash equivalents at end of period	$128,037	$45,160

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,949	$9,885

Cash paid for income taxes, net of refunds received	$49,870	$47,135

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
Notes payable issued for acquisitions	$750	$8,455

Notes payable issued for software licenses	$10,801	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Amedisys, Inc., a Delaware corporation, and its consolidated subsidiaries (“Amedisys,” “we,” “us,” or “our”) are a multi-state provider of home health and hospice services with approximately 85% and 88% of our revenue derived from Medicare for the three-month periods ended September 30, 2010 and 2009, respectively and approximately 86% and 88% of our revenue derived from Medicare for the nine-month periods ended September 30, 2010 and 2009, respectively. As of September 30, 2010, we had 537 Medicare-certified home health and 72 Medicare-certified hospice agencies in 45 states within the United States, the District of Columbia and Puerto Rico.

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

As a result of our growth through acquisition and start-up activities, our operating results may not be comparable for the periods that are presented.

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

Home Health Revenue Recognition

Medicare Revenue

Net service revenue is recorded under the Medicare payment program (“PPS”) based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited to: (a) an outlier payment if our patient’s care was unusually costly (capped at 10% of total reimbursement); (b) a low utilization payment adjustment (“LUPA”) if the number of visits was fewer than five; (c) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required (thresholds set at 6, 14 and 20 visits); (e) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (f) changes in the base episode payments established by the Medicare Program; (g) adjustments to the base episode payments for case mix and geographic wages; and (h) recoveries of overpayments.

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

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of September 30, 2010 and 2009, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and therefore the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our condensed consolidated balance sheets for such periods.

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

Hospice Revenue Recognition

Hospice Medicare Revenue

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily or hourly rates for each of the four levels of care we deliver. The four main levels of care we provide are routine care, general inpatient care, continuous home care and respite care. Routine care accounts for 97% of our hospice Medicare revenue for the three and nine-month periods ended September 30, 2010 and 2009. We make adjustments to Medicare revenue for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes our historical collection rate on Medicare claims, and record it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable.

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, we monitor our provider numbers and estimate amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and to an increase in other accrued liabilities. As of September 30, 2010 and December 31, 2009, we had $1.8 million and $0.1 million, respectively, recorded for estimated amounts due back to Medicare in other accrued liabilities in our accompanying condensed consolidated balance sheets. As a result of our adjustments, we believe our revenue and patients accounts receivable are recorded at amounts that will be ultimately realized.

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

Patient Accounts Receivable

Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. We believe there is a certain level of credit risk associated with non-Medicare payors. To provide for our non-Medicare patient accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying amount to its estimated net realizable value. We believe the credit risk associated with our Medicare accounts, which represent 72% and 77% of our net patient accounts receivable at September 30, 2010 and December 31, 2009, respectively, is limited due to (i) our historical collection rate of over 99% from Medicare and (ii) the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable, which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. During the three and nine-month periods ended September 30, 2010, we recorded $2.7 million and $4.4 million, respectively, in estimated revenue adjustments to Medicare revenue as compared to $1.9 million and $5.9 million during the three and nine-month periods ended September 30, 2009, respectively. There is no other single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables, and thus we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable.

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

Non-Medicare Home Health and Hospice

For our non-Medicare patients, our pre-billing process primarily begins with verifying a patient’s eligibility for services with the applicable payor. Once the patient has been confirmed for eligibility, we will provide services to the patient and bill the applicable payor. We estimate an allowance for doubtful accounts to reduce the carrying amount of the receivables to the amounts we estimate will be ultimately collected. Our review and evaluation of non-Medicare accounts receivable includes a detailed review of outstanding balances and special consideration to concentrations of receivables from particular payors or groups of payors with similar characteristics that would subject us to any significant credit risk. In addition, the amount of the allowance for doubtful accounts is based upon our assessment of historical and expected net collections, business and economic conditions, trends in payment and an evaluation of collectibility based upon the date that the service was provided. Based upon our best judgment, we believe the allowance for doubtful accounts adequately provides for accounts that will not be collected due to credit risk.

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and fair value differ (amounts in millions):

		Fair Value at Reporting Date Using
Financial Instrument	As of September 30, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations, excluding capital leases	$192.6	$—	$191.1	$—

The estimates of the fair value of our long-term obligations are based upon a discounted present value analysis of future cash flows. Due to the existing uncertainty in the capital and credit markets, the actual rates that would be obtained to borrow under similar conditions could materially differ from the estimates we have used.

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

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,
	2010	2009	2010	2009
Weighted average number of shares outstanding - basic	28,096	27,340	28,007	27,106
Effect of dilutive securities:
Stock options	79	201	143	208
Non-vested stock and stock units	324	371	340	301

Weighted average number of shares outstanding - diluted	28,499	27,912	28,490	27,615

For the three and nine-month periods ended September 30, 2010, there were 161,726 and 69,629 shares, respectively, of additional securities that were anti-dilutive compared to 1,209 and 3,848 shares for the three and nine-month periods ended September 30, 2009, respectively.

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

On July 1, 2010, we acquired certain assets and liabilities of a home health agency in Buckeye, West Virginia for a total purchase price of $0.4 million ($0.4 million in cash). In connection with the acquisition, we recorded substantially the entire purchase price as goodwill ($0.2 million) and other intangibles ($0.2 million).

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The following table summarizes the activity related to our goodwill and our other intangible assets, net, as of and for the nine-month period ended September 30, 2010 (amounts in millions):

	Goodwill
	Home Health	Hospice	Total
Balances at December 31, 2009	$719.9	$67.0	$786.9
Additions	2.4	1.1	3.5

Balances at September 30, 2010	$722.3	$68.1	$790.4

	Other Intangible Assets, Net
	Certificates of Need and Licenses	Acquired Names of Business (1)	Non-Compete Agreements & Reacquired Franchise Rights (2)	Total
Balances at December 31, 2009	43.4	4.7	9.5	57.6
Additions	0.5	0.1	2.7	3.3
Write-off	(0.9)			(0.9)
Amortization	—	(0.1)	(4.0)	(4.1)

Balances at September 30, 2010	$43.0	$4.7	$8.2	$55.9

(1)	Acquired Names of Business includes $4.4 million of unamortized acquired names and $0.3 million of amortized acquired names which have a weighted-average amortization period of 2.7 years.
(2)	The weighted-average amortization period of our non-compete agreements and reacquired franchise rights is 2.8 and 2.4 years, respectively.

During the three-month period ended September 30, 2010, we wrote-off $0.9 million in Medicare licenses related to the closing/mergers of the agencies discussed in Note 8.

5. LONG-TERM OBLIGATIONS

Long-term obligations, including capital lease obligations, consisted of the following for the periods indicated (amounts in millions):

	September 30, 2010	December 31, 2009
Senior Notes:
$35.0 million Series A Notes; semi-annual interest only payments; interest rate at 6.07% per annum; due March 25, 2013	$35.0	$35.0
$30.0 million Series B Notes; semi-annual interest only payments; interest rate at 6.28% per annum; due March 25, 2014	30.0	30.0
$35.0 million Series C Notes; semi-annual interest only payments; interest rate at 6.49% per annum; due March 25, 2015	35.0	35.0
$150.0 million Term Loan; $7.5 million principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (1.02% at September 30, 2010); due March 26, 2013	75.0	97.5
Promissory notes	17.6	17.6
Capital leases	—	0.1

	192.6	215.2
Current portion of long-term obligations	(39.2)	(44.3)

Total	$153.4	$170.9

Our weighted-average interest rate for our five year Term Loan for the three and nine-month periods ended September 30, 2010 was 1.1% as compared to 1.3% and 1.8% for the three and nine-month periods ended September 30, 2009, respectively.

As of September 30, 2010, our total leverage ratio (used to compute the margin and commitment fees, described in more detail in Note 6 of the financial statements included in our Form 10-K) was 0.7 and our fixed charge coverage ratio was 1.9.

As of September 30, 2010, our availability under our $250.0 million Revolving Credit Facility was $234.6 million as we had $15.4 million outstanding in letters of credit.

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

United States Senate Committee on Finance Inquiry

On May 12, 2010, we received a letter of inquiry from the United States Senate Committee on Finance requesting documents and information relating to our policies and practices regarding home therapy visits and therapy utilization trends. A similar letter was sent to the other major publicly traded home healthcare companies. We intend to cooperate with the Committee with respect to this inquiry. No assurances can be given as to the timing of this inquiry or as to the outcome of this inquiry.

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

Derivative Actions

On July 2, 2010, an alleged shareholder of the Company filed a derivative lawsuit in the United States District Court for the Middle District of Louisiana, purporting to assert claims on behalf of the Company against certain of our officers and directors. We are named as a nominal defendant in the action. The complaint alleges that our officers and directors breached their fiduciary duties to the Company by making allegedly false statements, and by allegedly failing to establish sufficient internal controls over certain of our home health and Medicare billing practices. The complaint seeks an unspecified amount of damages and an order directing the Company to adopt certain measures purportedly designed to improve its corporate governance and internal procedures. Three similar derivative suits were filed in the United States District Court for the Middle District of Louisiana on July 15, July 21, and August 2, 2010. No assurances can be given as to the timing or outcome of this lawsuit.

On July 23, 2010, a derivative suit was filed in the Nineteenth Judicial District Court, Parish of East Baton Rouge, State of Louisiana. That action also purports to assert claims on behalf of the Company against certain of our officers and directors, and seeks an unspecified amount of damages and an order directing the Company to adopt unspecified measures to improve its corporate governance and internal procedures. No assurances can be given as to the timing or outcome of this lawsuit.

ERISA Class Action Lawsuit

On September 27, 2010, a putative class action complaint was filed in the United States District Court for the Middle District of Louisiana against us, certain of our senior executives and current and certain former members of our 401(k) Plan Administrative Committee. The suit alleges violations of the Employee Retirement Income Security Act (“ERISA”) since January 1, 2006. The plaintiff brought the complaint on behalf of herself and a class of similarly situated participants in our 401(k) plan. The plaintiff asserts that the defendants breached their fiduciary duties to the 401(k) Plan’s participants by causing the 401(k) plan to offer and hold Amedisys common stock during the class period when it was an allegedly unduly risky and imprudent retirement investment because of our alleged improper business practices. The complaint seeks a determination that the action may be maintained as a class action, an award of unspecified monetary damages and other unspecified relief. No assurances can be given as to the timing or outcome of this complaint.

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

U.S. Department of Justice Civil Investigative Demand (“CID”)

On September 27, 2010, we received a CID issued by the U.S. Department of Justice pursuant to the federal False Claims Act. The CID requires the delivery of a wide range of documents and information to the United States Attorney’s Office for the Northern District of Alabama, relating to the Company’s clinical and business operations, including reimbursement and billing claims submitted to Medicare for home health services, and related compliance activities. The CID generally covers the period from January 1, 2003. We intend to cooperate with the Department of Justice with respect to this investigation. No assurance can be given as to the timing or outcome of this investigation.

We are unable to assess the probable outcome or potential liability, if any, arising from the United States Senate Committee on Finance inquiry, the SEC investigation, the U.S. Department of Justice CID or the related litigation described above given the preliminary stage of these matters.

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

7. SHARE REPURCHASE PROGRAM

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

The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including the price of our common stock, corporate and regulatory requirements, restrictions under our debt obligations and other market and economic conditions. The stock repurchase program does not obligate Amedisys to acquire any particular amount of common stock and may be modified, suspended or discontinued at any time.

During the three months ended September 30, 2010, pursuant to this program, we repurchased 495,815 shares of our common stock at a weighted average price of $23.79 per share and a total cost of approximately $11.8 million. The repurchased shares are classified as treasury shares.

8. EXIT ACTIVITIES

In September 2010, we announced plans to close nine home health agencies and four hospice agencies, consolidate another 23 home health agencies and three hospice agencies into existing locations and discontinue the start-up process associated with 28 prospective home health agencies. In addition to these 67 agencies, we have closed or consolidated an additional 17 home health agencies during the first and second quarters of 2010.

As part of our exit activities associated with these locations, we recorded $5.6 million and $7.1 million in lease liabilities associated with future lease obligations during the three and nine-month period ended September 30, 2010, respectively and recorded $0.4 million in severance costs and $0.9 million for intangible write-offs during the three and nine-month periods ended September 30, 2010. We expect to complete these actions by the end of the fourth quarter of 2010 and incur approximately $2.0 million in additional costs related to these exit activities. However, as a part of our ongoing normal operational review, we may, from time to time, close or consolidate additional agencies.

9. SEGMENT INFORMATION

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

	For the Three-Month Period Ended September 30, 2010
	Home Health	Hospice	Other	Total
Net service revenue	$368.5	$36.2	$—	$404.7
Cost of service, excluding depreciation and amortization	186.2	20.1	—	206.3
General and administrative expenses	92.0	9.4	45.8	147.2
Provision for doubtful accounts	5.1	0.2	—	5.3
Depreciation and amortization	3.8	0.1	4.9	8.8

Operating expenses	287.1	29.8	50.7	367.6

Operating income	$81.4	$6.4	$(50.7)	$37.1

	For the Three-Month Period Ended September 30, 2009
	Home Health	Hospice	Other	Total
Net service revenue	$359.4	$28.9	$—	$388.3
Cost of service, excluding depreciation and amortization	168.7	14.9	—	183.6
General and administrative expenses	79.8	6.7	45.3	131.8
Provision for doubtful accounts	4.1	0.5	—	4.6
Depreciation and amortization	3.5	0.3	3.7	7.5

Operating expenses	256.1	22.4	49.0	327.5

Operating income	$103.3	$6.5	$(49.0)	$60.8

	For the Nine-Month Period Ended September 30, 2010
	Home Health	Hospice	Other	Total
Net service revenue	$1,137.0	$103.0	$—	$1,240.0
Cost of service, excluding depreciation and amortization	563.9	55.8	—	619.7
General and administrative expenses	269.4	25.1	131.5	426.0
Provision for doubtful accounts	12.9	1.2	—	14.1
Depreciation and amortization	11.3	0.4	13.6	25.3

Operating expenses	857.5	82.5	145.1	1,085.1

Operating income	$279.5	$20.5	$(145.1)	$154.9

	For the Nine-Month Period Ended September 30, 2009
	Home Health	Hospice	Other	Total
Net service revenue	$1,035.6	$72.4	$—	$1,108.0
Cost of service, excluding depreciation and amortization	488.5	38.5	—	527.0
General and administrative expenses	229.7	17.4	129.5	376.6
Provision for doubtful accounts	15.4	1.1	—	16.5
Depreciation and amortization	10.0	0.7	10.0	20.7

Operating expenses	743.6	57.7	139.5	940.8

Operating income	$292.0	$14.7	$(139.5)	$167.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and nine-month periods ended September 30, 2010. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on February 23, 2010 (the “Form 10-K”), which are incorporated herein by this reference.

Unless otherwise provided, “Amedisys,” “we,” “us,” “our” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.

Overview

We are a leading provider of high-quality, low-cost home health services to the chronic, co-morbid, aging American population. Our services include home health and hospice services, and approximately 85% and 88% of our revenue was derived from Medicare for the three-month periods ended September 30, 2010 and 2009, respectively, and approximately 86% and 88% of our revenue was derived from Medicare for the nine-month periods ended September 30, 2010 and 2009, respectively. During the three-month period ended September 30, 2010, we had $404.7 million in net service revenue, earnings per diluted share of $0.76 and cash flow from operations of $47.2 million. For the nine-month period ended September 30, 2010, we had $1.2 billion in net service revenue, earnings per diluted share of $3.18 and cash flow from operations of $172.6 million.

During the three-month period ended September 30, 2010, we incurred certain costs associated with the realignment of operations including severance and legal expenses related to the United States Senate Committee on Finance inquiry and SEC investigation discussed in Note 6 to the condensed consolidated financial statements In addition, for the nine-month period ended September 30, 2010 certain costs include the reversal of accrued bonuses during the second quarter of 2010. We also incurred costs associated with our exit activities for the three-and nine month periods ended September 30, 2010, discussed in Note 8 to the condensed consolidated financial statements. During the three-month period ended September 30, 2010 we settled our Georgia indigent care liability for the years 2007 through 2009 and during the three-month period June 30, 2010 we received the Centers for Medicare and Medicaid Services (“CMS”) bonus payments as the result of the pay for performance demonstration. The following details these items for the three and nine-month periods ended September 30, 2010:

	For the three-month periods ended September 30, 2010			For the nine-month periods ended September 30, 2010
	(Income) Expense	Net of tax	EPS	(Income) Expense	Net of tax	EPS
Georgia indigent care liability	$(3.7)	$(2.2)	$(0.08)	$(3.7)	$(2.2)	$(0.08)
CMS bonus payment	—	—	—	(3.6)	(2.2)	(0.08)
Exit activities	6.9	4.2	0.15	8.4	5.1	0.18
Certain costs	3.1	1.8	0.06	6.4	3.9	0.14

Total	$6.3	$3.8	$0.13	$7.5	$4.6	$0.16

Exit Activities

During September, we announced plans to consolidate 23 operating home health agencies and three hospice agencies (of which four home health agencies were consolidated as of September 2010) with agencies servicing the same markets, close nine operating home health agencies and four operating hospice agencies (of which one hospice agency was closed as of September 2010) and discontinue the start-up process associated with 28 prospective unopened home health locations (of which 17 were discontinued as of September 2010) which were incurring expenses.

In addition to these 67 agencies we have closed or consolidated an additional 17 home health agencies during the first and second quarters of 2010. As part of our exit activities associated with these locations, we recorded $5.6 million and $7.1 million in lease liabilities during the three and nine-month period ended September 30, 2010 associated with future lease obligations and recorded $0.4 million in severance costs and $0.9 million for intangible write-offs during the three and nine month periods ended September 30, 2010. The following details the financial performance of the agencies that we are exiting or consolidating:

	For the three-month period ended September 30, 2010		For the nine-month period ended September 30, 2010
	Net Service Revenue	Operating loss(1)	Net Service Revenue	Operating loss(1)
Home Health:
Closures	$1.1	$(0.5)	$3.9	$(2.1)
Consolidations	4.6	(0.9)	18.4	(3.5)
Unopened Startups	—	(1.9)	—	(5.1)

Home Health Total	5.7	(3.3)	22.3	(10.7)

Hospice:
Closures	$0.4	$(0.2)	$1.3	$(0.3)
Consolidations	0.7	0.1	2.0	(0.2)
Unopened Startups	—	(0.1)	—	(0.4)

Hospice Total	1.1	(0.2)	3.3	(0.9)

Total	$6.7	$(3.5)	$25.6	$(11.6)

(1)	Excludes the $6.9 million and $8.4 million in exit activity costs for the three and nine-month periods ended September 30, 2010, respectively

The following table summarizes our Medicare-certified agencies, which are located in 45 states within the United States, the District of Columbia and Puerto Rico as of September 30, 2010.

	Owned and Operated Agencies
	Home health	Hospice
At December 31, 2009	521	65
Acquisitions	2	1
Start-ups	35	7
Closed/Consolidated	(21)	(1)

At September 30, 2010	537	72

Recent Developments

Health Care Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act of 2010 (“HCERA”), which amends the PPACA (collectively, the “Health Care Reform Bills”). The Health Care Reform Bills make a number of changes to Medicare payment rates, including the reinstatement of the 3% home health rural add-on which began on April 1, 2010 (expiring January 1, 2016), and CMS has recently proposed several changes to Medicare home health payments for 2011, as discussed below.

The Health Care Reform Bills also include a systemic rebasing of the amount CMS reimburses for home health services, to be phased in over four years, beginning in 2014. We anticipate that many of the provisions of the Health Care Reform Bills may be subject to further clarification and modification through the rule-making process. It is uncertain at this time the effect the rebasing will have on our future results of operations or cash flows.

Additionally, the Health Care Reform Bills expand health care coverage to many uninsured individuals and expand coverage to those already insured. We do not expect any short term impact on our financial results as a result of these aspects of the legislation. One provision that will impact certain companies significantly is the elimination of the tax deductibility of the Medicare Part D subsidy. This provision does not affect us as we do not provide retiree health benefits.

Payment

In July 2010, CMS issued a proposed rule to update and revise Medicare home health rates for calendar year 2011. The proposed rule includes the following changes to the base rate: a 1.4% market basket increase which includes the 1% reduction mandated by the Health Care Reform Bills, a negative 3.79% case-mix adjustment and a 2.5% reduction to reflect the elimination of the increase in the base reimbursement rate resulting from the outlier cap introduced in 2010. The net effect of these changes decreases the base rate for 2011 by 4.9% to $2,199. CMS has not issued a final rule as of the date of this filing. The final rule is expected to be published in October 2010.

In July 2010, CMS issued a notice with comment period to update and revise the Medicare hospice wage index for fiscal year 2011. The notice includes a 2.6% increase in the base rate offset by a 0.8% decrease for the updated wage index data and the second year of the 7-year phase out of the budget neutrality adjustment factor. The net effect of the changes increases the base rate for 2011 by 1.8%. The notice is effective October 1, 2010. We do not expect this change to have a material impact on our future results of operations or financial condition.

Results of Operations

Our operating results may not be comparable for the periods presented, primarily as a result of our acquisition and start-up agencies.

When we refer to “base business,” we mean home health and hospice agencies that we have operated for at least the last twelve months; when we refer to “acquisitions,” we mean home health and hospice agencies that we acquired within the last twelve months; and when we refer to “start-ups,” we mean any home health or hospice agency opened by us in the last twelve months. Once an agency has been in operation for a twelve month period, the results for that particular agency are included as part of our base business from that date forward. When we refer to episodic-based revenue, admissions, recertifications or completed episodes, we are referring only to data for payors that pay on an episodic-basis, which includes Medicare and other insurance carriers, including Medicare Advantage programs.

Three-Month Period Ended September 30, 2010 Compared to the Three-Month Period Ended September 30, 2009

Net Service Revenue

The following table summarizes our net service revenue growth (amounts in millions):

	For the three-month periods ended September 30,
	2010			2009
	Base/Start- ups (2)	Acquisitions	Total	Total	Variance
Home health revenue:
Medicare revenue	$305.3	$5.4	$310.7	$313.9	$(3.2)
Non-Medicare, episodic-based revenue	38.4	0.1	38.5	29.0	9.5

Total episodic-based revenue	343.7	5.5	349.2	342.9	6.3
Non-Medicare revenue	18.4	0.9	19.3	16.5	2.8

	362.1	6.4	368.5	359.4	9.1

Hospice revenue:
Medicare revenue	32.7	1.5	34.2	27.0	7.2
Non-Medicare revenue	1.9	0.1	2.0	1.9	0.1

	34.6	1.6	36.2	28.9	7.3

Total revenue:
Medicare revenue	338.0	6.9	344.9	340.9	4.0
Non-Medicare revenue	58.7	1.1	59.8	47.4	12.4

	$396.7	$8.0	$404.7	$388.3	$16.4

Internal episodic-based revenue growth (1)	0.2%			18%

(1)	Internal episodic-based revenue growth is the percent increase in our base/start-up episodic-based revenue for the period as a percent of the total episodic-based revenue of the prior period.
(2)	Our net service revenue for our base/start-up agencies of $396.7 million included $9.0 million from our start-up agencies.

Our growth in home health revenue consisted of $7.1 million from our start-up agencies and $6.4 million from our acquisitions, offset by a $4.4 million decline in our base agencies. Included in our home health Medicare revenue is $3.7 million for the settlement of our Georgia indigent care liability for years 2007 through 2009. Excluding the Georgia indigent care settlement, our total episodic-based revenue increased $2.6 million or a negative 0.8%. The increase is primarily related to a 3% increase in our revenue per episode offset by a 1% decline in volume. The remainder of the decrease in episodic revenue is due to a lower number of episodes in progress at the beginning of third quarter of 2010 compared to the same period in 2009.

Our average episodic-based revenue per completed episode increased from $3,189 to $3,294 as a result of a 1.8% increase in our base rate effective January 1, 2010, a 3% increase in the base rate on rural episodes (approximately 25% of our episodes) completed subsequent to March 31, 2010, and continued deployment and growth in our therapy intensive specialty programs since June 30, 2009.

Our hospice revenue growth consisted of $3.8 million from our base agencies, $1.9 million from our start-up agencies and $1.6 million from our acquisitions. Hospice revenue is primarily impacted by average daily census, levels of care and payment rates. Overall, our average daily census increased from 2,372 in 2009 to 2,978 in 2010 with 2,962 of our census attributable to our base/start-up agencies during the third quarter of 2010. Our patients’ average length of stay was 83 days for 2009 and 87 days for 2010. Our 2010 revenue was impacted by approximately 1.4% due to the annual hospice rate increase effective October 1, 2009.

Home Health Statistics

The following table summarizes our total home health patient admissions, recertifications and completed episodes:

	For the three-month periods ended September 30,
	2010			2009
	Base/Start- ups	Acquisitions	Total	Total	Variance
Admissions:
Medicare	54,474	1,264	55,738	51,897	3,841
Non-Medicare, episodic-based	7,714	20	7,734	5,870	1,864

Total episodic-based	62,188	1,284	63,472	57,767	5,705
Non-Medicare	9,793	619	10,412	8,637	1,775

	71,981	1,903	73,884	66,404	7,480

Internal episodic-based admission growth (1)	8%			4%

Recertifications:
Medicare	40,215	453	40,668	48,557	(7,889)
Non-Medicare, episodic-based	5,256	7	5,263	4,277	986

Total episodic-based	45,471	460	45,931	52,834	(6,903)
Non-Medicare	4,498	96	4,594	5,176	(582)

	49,969	556	50,525	58,010	(7,485)

Internal episodic-based recertification growth (2)	(14%)			8%

Completed Episodes:
Medicare	91,165	1,654	92,819	95,884	(3,065)
Non-Medicare, episodic-based	12,158	20	12,178	9,223	2,955

	103,323	1,674	104,997	105,107	(110)

(1)	Internal episodic-based admission growth is the percent increase in our base/start-up episodic-based admissions for the period as a percent of the total episodic-based admissions of the prior period.
(2)

Internal episodic-based recertification growth is the percent increase in our base/start-up episodic-based recertifications for the period as a percent of the total episodic-based recertifications of the prior period.

Total episodic-based admissions increased approximately 10% with significant improvement in internal admit growth. Our non-Medicare episodic-based admission growth was 32% primarily related to our national agreement with Humana.

We have continued to experience a decline in the number of recertifications over 2009 and expect the trend to continue into the fourth quarter. Our recertifications will vary based on the clinical needs of our patients. The decline is partially due to a lower number of patients on census at the beginning of the third quarter as compared to the same quarter in 2009, which resulted in a fewer number of patients available for recertification.

Cost of Service, Excluding Depreciation and Amortization

Our cost of service consists of the following expenses incurred by our clinical and clerical personnel in our agencies:

•	salaries and related benefits (including health care insurance and workers’ compensation insurance);

•	transportation expenses (primarily reimbursed mileage at a standard rate); and

•	supplies and services expenses (including payments to contract therapists).

The following summarizes our cost of service, visit and cost per visit information:

	For the three-month periods ended September 30,
	2010			2009
	Base/Start- ups	Acquisitions	Total	Total	Variance
Cost of service (amounts in millions):
Home health	$182.9	$3.3	$186.2	$168.7	$17.5
Hospice	19.1	1.0	20.1	14.9	5.2

	$202.0	$4.3	$206.3	$183.6	$22.7

Home health:
Visits during the period:
Medicare	1,788,944	26,258	1,815,202	1,863,213	(48,011)
Non-Medicare, episodic-based	236,861	304	237,165	175,657	61,508

Total episodic-based	2,025,805	26,562	2,052,367	2,038,870	13,497
Non-Medicare	200,518	7,723	208,241	197,720	10,521

	2,226,323	34,285	2,260,608	2,236,590	24,018

Home health cost per visit (1)	$82.17	$95.96	$82.38	$75.45	$6.93

Episodic-based visits per completed episode (2)	19.2	15.3	19.1	18.7	0.4

(1)	We calculate home health cost per visit as home health cost of service divided by total home health visits during the period.
(2)	We calculate episodic-based visits per completed episode as the home health episodic-based visits on completed episodes divided by the home health episodic-based episodes completed during the period.

The increase in our home health cost of service consists of $1.8 million related to the increase in visits with the remainder related to the $6.93 increase in cost per visit. The increase in visits is primarily due to an increase in the number of visits per episode. The primary factors contributing to the increase in cost per visit were an increase in the percentage of total visits performed by therapists, an increase in the number of clinicians (the majority of which are therapists) that are being paid on a salary basis, and an increase in the ratio of clinical managers per patient census.

General and Administrative Expenses, Provision for Doubtful Accounts, Depreciation and Amortization and Other Expense, net

The following table summarizes our general and administrative expenses, provision for doubtful accounts, depreciation and amortization expense and other expense, net (amounts in millions):

	For the three-month periods ended September 30,
	2010	2009	Variance
General and administrative expenses:
Salaries and benefits	$90.4	$87.3	$3.1
Non-cash compensation	2.6	0.8	1.8
Rent and utilities	21.9	14.0	7.9
Other	32.3	29.8	2.5
Provision for doubtful accounts	5.3	4.6	0.7
Depreciation and amortization	8.8	7.5	1.3
Other expense, net	(1.4)	(1.7)	0.3

The increase in salaries and benefits was primarily due to the addition of field and corporate personnel to support the increase of 40 agencies since the third quarter of 2009. These increases were offset by decreases in severance and bonus expenses.

Rent and utilities increased $7.9 million primarily due to $5.6 million in rent related to the agency closures/consolidations during the quarter. The remainder of the increase was due to additional agencies.

Other general and administrative expenses increased $2.5 million, which included $1.8 million in legal fees incurred as a result of the Senate Finance Committee inquiry, the SEC investigation and related litigation.

Depreciation and amortization expense increased $1.3 million primarily due to the purchase of equipment and furniture and the development of computer software, which are depreciated over three to seven years. Additionally, we wrote-off $0.9 million in intangible assets, primarily Medicare licenses, related to the agency closures during the quarter.

Other expense, net decreased $0.3 million primarily due to a decrease in interest expense as we have reduced our outstanding debt $30.6 million from September 30, 2009 to September 30, 2010.

Income Tax Expense

The following table summarizes our income tax expense and estimated income tax rate (amounts in millions, except for estimated income tax rate):

	For the three-month periods ended September 30,
	2010	2009	Variance
Income before income taxes	$35.8	$59.1	$(23.3)
Income tax (expense)	(13.9)	(23.0)	9.1
Estimated income tax rate	39.0%	39.0%	—

The decrease in income tax expense of $9.1 million is attributable to a decrease in income before income taxes as our estimated income tax rate remained unchanged from 2009 to 2010.

Nine-Month Period Ended September 30, 2010 Compared to the Nine-Month Period Ended September 30, 2009

Net Service Revenue

The following table summarizes our net service revenue growth (amounts in millions):

	For the nine-month period ended September 30,
	2010			2009
	Base/Start- ups (2)	Acquisitions	Total	Total	Variance
Home health revenue:
Medicare revenue	$953.1	$17.7	$970.8	$902.3	$68.5
Non-Medicare, episodic-based revenue	109.2	0.2	109.4	82.9	26.5

Total episodic-based revenue	1,062.3	17.9	1,080.2	985.2	95.0
Non-Medicare revenue	53.9	2.9	56.8	50.4	6.4

	1,116.2	20.8	1,137.0	1,035.6	101.4

Hospice revenue:
Medicare revenue	87.4	9.9	97.3	68.1	29.2
Non-Medicare revenue	5.1	0.6	5.7	4.3	1.4

	92.5	10.5	103.0	72.4	30.6

Total revenue:
Medicare revenue	1,040.5	27.6	1,068.1	970.4	97.7
Non-Medicare revenue	168.2	3.7	171.9	137.6	34.3

	$1,208.7	$31.3	$1,240.0	$1,108.0	$132.0

Internal episodic-based revenue growth (1)	8%			20%

(1)	Internal episodic-based revenue growth is the percent increase in our base/start-up episodic-based revenue for the period as a percent of the total episodic-based revenue of the prior period.
(2)	Our net service revenue for our base/start-up agencies of $1.2 billion included $29.2 million from our start-up agencies.

Our growth in home health revenue consisted of $55.8 million from our base agencies, $24.8 million from our start-up agencies and $20.8 million from our acquisitions. Included in our home health Medicare revenue is $3.6 million received from CMS for our participation in the pay for performance demonstration and $3.7 million for the settlement of our Georgia indigent care liability for years 2007 through 2009. Excluding the CMS bonus payment and Georgia indigent care settlement, our total episodic-based revenue increased $87.7 million or 9%. The increase is related to a 6% increase in our revenue per episode and a 3% increase in our episode volume. The volume growth consisted of a 11% increase in admissions offset by a 6% decrease in recertifications.

Our average episodic-based revenue per completed episode increased from $3,132 to $3,317 as a result of a 1.8% increase in our base rate effective January 1, 2010, a 3% increase in the base rate on rural episodes (approximately 25% of our episodes) completed subsequent to March 31, 2010, and continued deployment and growth in our therapy intensive specialty programs.

Our hospice revenue growth consisted of $15.7 million from our base agencies, $4.4 million from our start-up agencies and $10.5 million from our acquisitions. Hospice revenue is primarily impacted by average daily census, levels of care and payment rates. Overall, our average daily census increased from 2,012 in 2009 to 2,816 in 2010 with 2,573 of our census attributable to our base/start-up agencies during 2010. Our patients’ average length of stay was 79 days for 2009 and 87 days for 2010. Our 2010 revenue was impacted by approximately 1.4% due to the annual hospice rate increase effective October 1, 2009.

Home Health Statistics

The following table summarizes our total home health patient admissions, recertifications and completed episodes:

	For the nine-month period ended September 30,
	2010			2009
	Base/Start-ups	Acquisitions	Total	Total	Variance
Admissions:
Medicare	163,458	4,405	167,863	154,881	12,982
Non-Medicare, episodic-based	23,909	54	23,963	17,207	6,756

Total episodic-based	187,367	4,459	191,826	172,088	19,738
Non-Medicare	28,535	1,957	30,492	27,071	3,421

	215,902	6,416	222,318	199,159	23,159

Internal episodic-based admission growth (1)	9%			5%

Recertifications:
Medicare	127,272	1,542	128,814	140,972	(12,158)
Non-Medicare, episodic-based	14,370	32	14,402	12,133	2,269

Total episodic-based	141,642	1,574	143,216	153,105	(9,889)
Non-Medicare	13,909	317	14,226	16,471	(2,245)

	155,551	1,891	157,442	169,576	(12,134)

Internal episodic-based recertification growth (2)	(8%)			10%

Completed Episodes:
Medicare	280,775	5,428	286,203	277,326	8,877
Non-Medicare, episodic-based	33,236	74	33,310	26,289	7,021

Total episodic-based	314,011	5,502	319,513	303,615	15,898

(1)	Internal episodic-based admission growth is the percent increase in our base/start-up episodic-based admissions for the period as a percent of the total episodic-based admissions of the prior period.
(2)

Internal episodic-based recertification growth is the percent increase in our base/start-up episodic-based recertifications for the period as a percent of the total episodic-based recertifications of the prior period.

Total episodic-based admissions increased approximately 11% highlighted by significant improvement in internal episodic-based admission growth. Additionally, non-Medicare episodic-based admission growth was 39% as we continue to benefit from our national agreement with Humana.

We have continued to experience a decline in the number of recertifications over 2009 and expect the trend to continue into the fourth quarter. Our recertifications will vary based on the clinical needs of our patients.

Cost of Service, Excluding Depreciation and Amortization

The following summarizes our cost of service, visit and cost per visit information:

	For the nine-month period ended September 30,
	2010			2009
	Base/Start-ups	Acquisitions	Total	Total	Variance
Cost of service (amounts in millions):
Home health	$552.1	$11.8	$563.9	$488.6	$75.3
Hospice	49.6	6.2	55.8	38.5	17.3

	$601.7	$18.0	$619.7	$527.1	$92.6

Home health:
Visits during the period:
Medicare	5,488,321	88,812	5,577,133	5,338,385	238,748
Non-Medicare, episodic-based	672,699	1,241	673,940	490,851	183,089

Total episodic-based	6,161,020	90,053	6,251,073	5,829,236	421,837
Non-Medicare	605,079	24,517	629,596	611,789	17,807

	6,766,099	114,570	6,880,669	6,441,025	439,644

Home health cost per visit (1)	$81.60	$103.06	$81.96	$75.86	$6.10

Episodic-based visits per completed episode (2)	19.1	15.1	19.0	18.3	0.7

(1)	We calculate home health cost per visit as home health cost of service divided by total home health visits during the period.
(2)	We calculate episodic-based visits per completed episode as the home health episodic-based visits on completed episodes divided by the home health episodic-based episodes completed during the period.

Our home health cost of service increased $75.3 million on a 439,644 increase in visits. The increase in visits accounted for $33.4 million of the increase with the remainder from the $6.10 increase in cost per visit. The increase in visits is due to the growth in volume as well as an increase in the number of visits per episode. The primary factors contributing to the increase in cost per visit were an increase in the percentage of total visits performed by therapists, an increase in the number of clinicians (the majority of which are therapists) that are being paid on a salary basis, and an increase in the ratio of clinical managers per patient census.

General and Administrative Expenses, Provision for Doubtful Accounts, Depreciation and Amortization and Other Expense, net

The following table summarizes our general and administrative expenses, provision for doubtful accounts, depreciation and amortization expense and other expense, net (amounts in millions):

	For the nine-month periods ended September 30,
	2010	2009	Variance
General and administrative expenses:
Salaries and benefits	$267.1	$242.3	$24.8
Non-cash compensation	8.3	5.7	2.6
Rent and utilities	54.3	40.9	13.4
Other	96.3	87.6	8.7
Provision for doubtful accounts	14.1	16.5	(2.4)
Depreciation and amortization	25.3	20.7	4.6
Other expense, net	(5.8)	(6.2)	0.4

The increase in salaries and benefits was primarily due to increased personnel costs for our field administrative staff and corporate staff to support the increase of 40 agencies since the third quarter of 2009.

Rent and utilities increased $13.4 million primarily due to $7.1 million in rent related to the agency closures/consolidations during the year. The remainder of the increase was due to additional agencies.

Other general and administrative expenses increased $8.7 million, which included $3.6 million in legal fees incurred as a result of the Senate Finance Committee inquiry, the SEC investigation, and related litigation.

Depreciation and amortization expense increased $4.6 million primarily due to the purchase of equipment and furniture and the development of computer software, which are depreciated over three to seven years. Additionally, we wrote-off $0.9 million in intangible assets, primarily Medicare licenses, related to agency closures.

Other expense, net decreased $0.4 million due to a decrease in interest expense of $2.1 million as we have reduced our outstanding debt $30.6 million from September 30, 2009 to September 30, 2010. The $2.1 million decrease in interest expense was offset by a $2.3 million loss on disposals of property and equipment.

Income Tax Expense

The following table summarizes our income tax expense and estimated income tax rate (amounts in millions, except for estimated income tax rate):

	For the nine-month periods ended September 30,
	2010	2009	Variance
Income before income taxes	$149.2	$161.0	$(11.8)
Income tax (expense)	(58.2)	(62.8)	4.6
Estimated income tax rate	39.0%	39.0%	—

The decrease in income tax expense of $4.6 million is attributable to a decrease in income before income taxes as our estimated income tax rate remained unchanged from 2009 to 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Nine-Month Period Ended September 30, 2010 Compared to the Nine-Month Period Ended September 30, 2009

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the nine-month periods ended September 30,
	2010	2009	Variance
Cash provided by operating activities	$172.6	$218.9	$(46.3)
Cash used in investing activities	(41.7)	(64.7)	23.0
Cash used in financing activities	(37.4)	(111.8)	74.4

Net increase in cash and cash equivalents	93.5	42.4	51.1
Cash and cash equivalents at beginning of period	34.5	2.8	31.7

Cash and cash equivalents at end of period	$128.0	$45.2	$82.8

Cash provided by operating activities decreased $46.3 million during 2010 compared to 2009. This decrease is related to the leveling of our patient accounts receivable during the nine-month period ended September 30, 2010 compared to the significant improvement in our outstanding patient accounts receivable associated with our 2008 acquisitions during the nine month period ended September 30, 2009 as well as other working capital changes primarily related to the timing of payments. See “Outstanding Patient Accounts Receivable” below for further details on our change in outstanding patient accounts receivable.

Cash used in investing activities decreased $23.0 million during 2010 compared to 2009 primarily due to a decrease in acquisition activity offset by an increase in our capital expenditures.

Cash used in financing activities decreased $74.4 million during 2010 compared to 2009 primarily due to a decrease in draws and repayments on our revolving credit facility offset by $11.8 million in the repurchase of stock under our stock repurchase program. We have decreased our outstanding long-term obligations net of borrowings by $30.6 million from September 30, 2009.

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program; however, from time to time, we can and do obtain additional sources of liquidity through sales of our equity or by the incurrence of additional indebtedness. As of September 30, 2010, we had $128.0 million in cash and cash equivalents and $234.6 million in availability under our $250.0 million Revolving Credit Facility.

During the nine-month period ended September 30, 2010, we made $37.5 million in routine capital expenditures, which primarily included equipment and furniture and computer software and $8.7 million in capital expenditures related to the implementation of our enterprise resource planning system, which is expected to be fully implemented for 2011. Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements over the next twelve months and into the foreseeable future.

As we manage our liquidity needs to meet our operating forecasts, debt service requirements and our acquisition and start-up activities, we are monitoring the creditworthiness and solvency of our syndicate of banks that provided the availability of credit under our Revolving Credit Facility as well as the status of the overall equity and credit markets. As of the date of this filing, we do not believe the availability of funds under our Revolving Credit Facility is at risk. If the availability under our current Revolving Credit Facility decreases, we may need to consider adjusting our strategy to meet our operating forecasts, debt service requirements and acquisition and start-up activity needs.

Outstanding Patient Accounts Receivable

Our patient accounts receivable, net decreased $13.8 million from December 31, 2009 to September 30, 2010 as our cash collection as a percentage of revenue was 103.6% and 96.0% for the three-months ended September 30, 2010 and for the three-months ended December 31, 2009, respectively.

Our patient accounts receivable includes unbilled receivables, which are aged based upon our initial service date. At September 30, 2010, the unbilled patient accounts receivable, as a percentage of gross patient accounts receivable, was 22.3%, or $37.0 million compared to 19.8% or $36.7 million at December 31, 2009. We monitor unbilled receivables on an agency by agency basis to ensure that all efforts are made to bill claims within timely filing deadlines. The timely filing deadlines vary by state for Medicaid and among insurance companies.

Our provision for estimated revenue adjustments (which is deducted from our service revenue to determine net service revenue) and provision for doubtful accounts were as follows for the periods indicated (in millions). We fully reserve for both our Medicare and other patient accounts receivable that are aged over 360 days.

	For the three-month periods ended September 30,		For the nine-month periods ended September 30,
	2010	2009	2010	2009
Provision for estimated revenue adjustments	$2.7	$1.9	$4.4	$5.9
Provision for doubtful accounts	5.3	4.5	14.1	16.4

Total	$8.0	$6.4	$18.5	$22.3

As a percent of revenue	2.0%	1.6%	1.5%	2.0%

The following schedule details our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding, net):

	0-90	91-180	181-365	Over 365	Total
At September 30, 2010:
Medicare patient accounts receivable, net (1)	$84.9	$13.1	$0.8	$—	$98.8

Other patient accounts receivable:
Medicaid	6.1	2.6	2.5	0.5	11.7
Private	27.5	10.8	8.0	2.7	49.0

Total	$33.6	$13.4	$10.5	$3.2	$60.7

Allowance for doubtful accounts (2)					(23.0)

Non-Medicare patient accounts receivable, net					$37.7

Total patient accounts receivable, net					$136.5

Days revenue outstanding, net (3)					30.8

	0-90	91-180	181-365	Over 365	Total
At December 31, 2009:
Medicare patient accounts receivable, net (1)	$90.1	$20.4	$4.8	$0.2	$115.5

Other patient accounts receivable:
Medicaid	6.3	2.7	3.5	2.8	15.3
Private	20.5	10.6	9.7	5.1	45.9

Total	$26.8	$13.3	$13.2	$7.9	$61.2

Allowance for doubtful accounts (2)					(26.4)

Non-Medicare patient accounts receivable, net					$34.8

Total patient accounts receivable, net					$150.3

Days revenue outstanding, net (3)					33.9

(1)

The following table summarizes the activity and ending balances in our estimated revenue adjustments (amounts in millions), which is recorded to reduce our Medicare outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the three-month period ended		For the nine-month period ended
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009

Balance at beginning of period	$6.4	$7.8	$8.7	$7.6
Provision for estimated revenue adjustments	2.7	2.9	4.4	6.7
Write offs	(2.8)	(2.0)	(6.8)	(5.6)

Balance at end of period	$6.3	$8.7	$6.3	$8.7

Our estimated revenue adjustments were 6.0% and 7.0% of our outstanding Medicare patient accounts receivable at September 30, 2010 and December 31, 2009, respectively.

(2)

The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in millions), which is recorded to reduce only our Medicaid and private outstanding patient accounts receivable to their estimated net realizable value.

	For the three-month period ended		For the nine-month period ended
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009

Balance at beginning of period	$24.5	$28.3	$26.4	$28.7
Provision for doubtful accounts	5.3	3.8	14.1	14.0
Write offs	(6.8)	(5.7)	(17.5)	(16.3)

Balance at end of period	$23.0	$26.4	$23.0	$26.4

Our allowance for doubtful accounts was 37.9% and 43.1% of our outstanding Medicaid and private patient accounts receivable at September 30, 2010 and December 31, 2009, respectively.

(3)

Our calculation of days revenue outstanding, net is derived by dividing our ending net patient accounts receivable (i.e. net of estimated revenue adjustments and allowance for doubtful accounts) at September 30, 2010 and December 31, 2009 by our average daily net patient revenue for the three-month periods ended September 30, 2010 and December 31, 2009, respectively.

Indebtedness

Our weighted-average interest rate for our five year Term Loan for the three and nine-month periods ended September 30, 2010 was 1.1% as compared to 1.3% and 1.8% for the three and nine-month periods ended September 30, 2009, respectively.

As of September 30, 2010, our total leverage ratio (which is required not to exceed 2.5 and is used to compute the margin and commitment fees, described in more detail in Note 6 of the financial statements included in our Form 10-K) was 0.7 and our fixed charge coverage ratio (which is required to be greater than 1.25) was 1.9.

As of September 30, 2010, our availability under our $250.0 million Revolving Credit Facility was $234.6 million as we had $15.4 million outstanding in letters of credit.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Revolving Credit Facility and Term Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and, therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows will be exposed to changes in interest rates. As of September 30, 2010, the total amount of outstanding debt subject to interest rate fluctuations was $75.0 million. A 1.0% interest rate increase would increase interest expense by approximately $0.8 million annually.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2010, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010, the end of the period covered by this Quarterly Report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are the subject of a number of inquiries by the federal government. We have received a letter of inquiry from the United States Senate Committee on Finance requesting documents and information relating to our policies and practices regarding home therapy visits and therapy utilization trends. A similar letter was sent to the other major publicly traded home healthcare companies. In addition, we received a notice of formal investigation from the SEC and received a subpoena for documents relating to the matters under review by the United States Senate Committee on Finance and other matters involving our operations. We have also received a CID issued by the U.S. Department of Justice pursuant to the federal False Claims Act, requiring the delivery of a wide range of documents and information relating to our clinical business operations, including reimbursement and billing claims submitted to Medicare for home health services, and related compliance activities. We are cooperating with these investigations and are responding to these requests. However, we cannot predict when these investigations will be resolved, the outcome of these investigations or their impact on our business. An adverse outcome in these investigations could include the commencement of civil and/or criminal proceedings, substantial fines, penalties and/or administrative remedies, including the loss of the right to participate in the Medicare program. In addition, resolution of these matters could involve the imposition of additional and costly compliance obligations. Finally, if these investigations continue over a long period of time, they could divert the attention of management from the day-to-day operations of our business and impose significant administrative burdens on us. These potential consequences, as well as any adverse outcome from these investigations or other investigations initiated by the government at any time, could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended September 30, 2010:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Share (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1, 2010 to July 31, 2010	1,050		$39.34	—	—
August 1, 2010 to August 31, 2010	496,165		$23.79	495,815	$48,203,728
September 1, 2010 to September 30, 2010	175		$24.96	—	—

Total	497,390	(1)	$23.82	495,815	$48,203,728

(1)

Includes (a) shares of common stock surrendered to us by certain employees to satisfy tax withholding obligations in connection with the vesting of non-vested stock previously awarded to such employees under our 2008 Omnibus Incentive Compensation Plan and (b) shares repurchased through our publicly announced share repurchase program.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through October 22, 2009	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

4.2	Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C. and the Purchasers identified on Schedule A thereto, relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 5.07% Series A Senior Notes due March 25, 2013 (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

4.3	Form of Series A Note due March 25, 2013 (attached as Exhibit 1 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.2

4.4	Form of Series B Note due March 25, 2014 (attached as Exhibit 2 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.3

4.5	Form of Series C Note due March 25, 2015 (attached as Exhibit 3 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.4

10.1	Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holdings, L.L.C, and Michael O. Fleming	The Company’s Current Report on Form 8-K filed on July 27, 2010	0-24260	10.1

10.2	Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holdings, L.L.C, and David R. Bucey	The Company’s Current Report on Form 8-K filed on July 27, 2010	0-24260	10.2

†31.1	Certification of William F. Borne, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of William F. Borne, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

††32.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††101.INS	XBRL Instance

††101.SCH	XBRL Taxonomy Extension Schema Document

††101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

††101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

††101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMEDISYS, INC.
(Registrant)

By:	/s/ Dale E. Redman

Dale E. Redman
Chief Financial Officer and Duly Authorized Officer

DATE: October 26, 2010

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed and the exhibits marked with the double cross symbol (††) are furnished with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through October 22, 2009	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

4.2	Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C. and the Purchasers identified on Schedule A thereto, relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 5.07% Series A Senior Notes due March 25, 2013 (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

4.3	Form of Series A Note due March 25, 2013 (attached as Exhibit 1 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.2

4.4	Form of Series B Note due March 25, 2014 (attached as Exhibit 2 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.3

4.5	Form of Series C Note due March 25, 2015 (attached as Exhibit 3 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.4

10.1	Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holdings, L.L.C, and Michael O. Fleming	The Company’s Current Report on Form 8-K filed on July 27, 2010	0-24260	10.1

10.2	Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holdings, L.L.C, and David R. Bucey	The Company’s Current Report on Form 8-K filed on July 27, 2010	0-24260	10.2

†31.1	Certification of William F. Borne, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

††32.1	Certification of William F. Borne, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††101.INS	XBRL Instance

††101.SCH	XBRL Taxonomy Extension Schema Document

††101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

††101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

††101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document