Form 10-K
period 2010-12-31
AMEDISYS INC
filed 2011-02-22
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price as quoted by the NASDAQ Global Select Market on June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,245,717,579. For purposes of this determination shares beneficially owned by executive officers, directors and ten percent stockholders have been excluded, which does not constitute a determination that such persons are affiliates.

As of February 18, 2011, the registrant had 29,489,289 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) to be filed pursuant to the Securities Exchange Act of 1934 with the Securities and Exchange Commission within 120 days of December 31, 2010 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as required by law. For a discussion of some of the factors discussed above as well as additional factors, see Part I, Item 1A—“Risk Factors” and Part II, Item 7—“Critical Accounting Policies” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Unless otherwise provided, “Amedisys,” “we,” “us,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries and when we refer to 2010, 2009 and 2008, we mean the twelve month period then ended December 31, unless otherwise provided.

A copy of this Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC, including all exhibits, is available on our internet website at http://www.amedisys.com on the “Investors” page under the “SEC Filings” link.

PART I

ITEM 1.  BUSINESS

Overview

Amedisys, Inc. (NASDAQ: AMED) is a leading health care company focused on bringing home the continuum of care. We deliver personalized health care services to patients and their families in the comfort of patients’ homes, with approximately 10 million patient care and education encounters per year.

Our state-of-the-art advanced chronic care management programs and leading-edge technology enable us to deliver quality care based upon the latest evidence-based best practices. Amedisys is a recognized innovator, being one of the first in the industry to equip its clinicians with point-of-care laptop technology and its referring physicians with an internet portal that enables real-time coordination of patient care. Amedisys also has the industry’s first-ever nationwide Care Transitions program. Amedisys Care Transitions is designed to reduce unnecessary hospital readmissions through patient and caregiver health coaching and care coordination, which starts in the hospital and continues through completion of the patient’s home health plan of care.

As of December 31, 2010, we owned and operated 486 Medicare-certified home health agencies and 67 Medicare-certified hospice agencies in 45 states within the United States, the District of Columbia and Puerto Rico. The following is our geographic footprint including the number of home health and hospice agencies by state:

Our services are primarily paid for by Medicare due to the age demographics of our patient base (average age 83). Medicare represented approximately 86%, 88%, and 87% of our net service revenue in 2010, 2009 and 2008, respectively. We plan to diversify our sources of payment and become less reliant upon Medicare in response to the needs of our aging population, uncertainty surrounding health care reform and new health care models currently in development, such as accountable care organizations (“ACOs”).

We were originally incorporated in Louisiana in 1982 by William F. Borne, our founder, Chief Executive Officer and Chairman of the Board; transferred our operations to a Delaware corporation, which was incorporated in 1994; and became a publicly traded company in August of that year. Our common stock is currently traded on the NASDAQ Global Select Market under the trading symbol “AMED”.

Home Health Care:

There is no place like home to provide a healing, relaxing environment when recovering from an illness, injury or surgical procedure. It is the place where family, friends and familiar surroundings make patients feel most comfortable and recover faster. Amedisys’ home care services are provided by highly trained and skilled home health care professionals dedicated to the care and comfort of our patients.

Home care services offered are:

•	Skilled Nursing

•	Home Health Aides

•	Physical Therapy

•	Occupational Therapy

•	Speech Therapy

•	Medical Social Workers

•	Specialized nursing programs such as cardiac, diabetes, pain management, wound care, infusion therapy, oncology and psychiatric services

Our Home Health Care division also provides a portfolio of advanced chronic care clinical programs designed from evidence-based best practices for patients with chronic diseases. These programs incorporate national clinical standards and use patient education to empower patients and their caregivers with self care management skills.

Our Clinical Program Portfolio:

Hospice Care:

Hospice is a special form of care that is designed to provide comfort and support for those who are facing a life-limiting illness. It is a compassionate form of care that promotes dignity and affirms quality of life for the patient, family members and other loved-ones.

Individuals with a terminal illness such as heart disease, pulmonary disease, dementia, Alzheimer’s, HIV/AIDS or cancer are considered eligible for hospice care, if they have a life expectancy of six months or less.

Amedisys’ specialized team of hospice professionals works with the patient, family members and attending physician to develop a plan of care that will best meet the patient’s and family’s needs.

The Hospice Care Team is a dedicated support network for the patient and includes:

•	The Patient and Family

•	Attending Physician

•	Hospice Physician

•	Nurses

•	Social Workers

•	Home Health Aides

•	Physical, Speech and Occupational Therapists

•	Volunteers

•	Bereavement Counselors

•	Spiritual Counselors

Financial Information:

Financial information for our home health and hospice segments can be found in our consolidated financial statements included in this Annual Report on Form 10-K.

Vision, Mission and Strategy

Our Vision: To be the premier home health care company in the communities we serve.

Our Mission: To provide cost-efficient, quality health care services to the patients entrusted to our care.

Our Strategy: To offer low-cost, outcome-driven health care at home.

In order to deliver on our vision, mission and strategy, we believe a focus on clinical excellence, growth and efficiency will continue to be the keys to our success.

Clinical Excellence

Deliver high quality patient outcomes. We believe the clinical outcomes we have achieved for our home health patients are among the best in the industry. This can be seen in quality data collected and reported by the Centers for Medicare and Medicaid Services (“CMS”), which shows for 2009, we met or exceeded all of the measurement categories in the footprint we serve and 11 out of the 12 measurement categories when compared to the national average.

Deploy best-in-class technology to better coordinate and standardize care for our patients across the continuum. Amedisys was one of the first in the home health services industry to adopt technology to provide better, more efficient care for patients, including a patient call center (Encore) and a laptop point-of-care (POC)

system that enable us to provide a uniform standard of high quality care. Amedisys was also one of the first to design a method of communicating electronically with patients’ supervising physicians to provide better, more responsive care (MercuryDoc).

Provide evidence-based clinical care programs with an industry-leading high-skilled clinical team. Amedisys has led, and intends to continue to lead, the industry in clinical care and we believe our team members are the best in the industry at delivering care to our patients. We were one of the first home health care companies to:

–	Develop and bring to market a multidisciplinary approach to fall prevention with our Balanced for Life™ program;

–	Design evidence-based advanced chronic care management programs for diabetes, cardiac disease, wound care, COPD, stroke and seven other illnesses;

–	Design and launch a national hospital care transitions and readmission reduction program (called “Care Transitions”); and

–	Combine all the resources listed above into a comprehensive care coordination and management delivery model—C4M™: Comprehensive, Continuous, Chronic Care Management.

Growth

Emphasize internal growth. We believe the rapidly growing population of aging Americans, particurlary the baby boomer population, creates a significant need for home health and hospice providers to deliver cost-effective, quality health care for complex chronic conditions. We intend to focus on the internal growth of our episodic-based patient admissions by: continued development and deployment of our specialty programs, continued referral source communication enhancements, targeted start-ups, clinical differentiation and health system and hospital partnerships.

Pursue acquisition opportunities. We believe our focus on evidence-based, high quality health care, our strong infrastructure, including our people, processes and technology, as well as our financial strength provide us with a strategic advantage when assessing potential acquisitions. The majority of home health and hospice agencies are owned either by hospitals or small independent operators. We believe recent and other potential changes to Medicare home health and hospice payment rates will continue to pressure the home health and hospice industry to consolidate, which will give us a strategic opportunity to pursue and close acquisitions. In evaluating strategic acquisitions, we strive to employ a disciplined strategy based on defined criteria, which include, but are not limited to, high-quality service, a sound compliance track record, a strong referral base and a compatible payor mix.

Efficiency

Proven, cost-efficient operating model. Our size allows us to take advantage of certain economies of scale in billing, accounting, marketing, training and information technologies. Additionally, our size allows us to negotiate favorable contracts with suppliers. We have developed an operating model that we believe provides a successful balance between the roles and responsibilities undertaken by our agencies and the roles and responsibilities undertaken by our consolidated corporate operations. We have deployed standardized clinical programs and believe this initiative has improved our quality of care and risk management systems and helps us actively manage clinical compliance across all of our home health agencies.

Integrated technology and management systems. We have invested significant time and resources to improve our information technology and real-time management and monitoring capabilities. For example, we have developed and deployed POC laptop devices, developed and deployed a proprietary, Windows™-based clinical software system and implemented an electronic physician communication system (MercuryDoc), which together are used to collect assessment data, schedule and log patient visits, communicate with our patients’ physicians regarding plans of care and monitor treatments and outcomes in accordance with established medical standards. With these integrated technologies, we believe we are able to standardize the care delivered across our network of agencies and that we are more effectively able to monitor the patients we treat. We believe that our investments in technology have helped us achieve significant operating efficiencies, enhance our internal financial and compliance controls, and—most importantly—improve the quality of care we provide to our patients, permitting our patients to achieve better outcomes more rapidly than before.

Best in class operational infrastructure. At the agency level, we have strived to develop a cost-efficient operating model. We manage all patient care and utilization on a real-time basis from both a clinical and financial perspective through a system of exception reporting. At the corporate level, our geographic focus and investment in infrastructure and information systems enable us to leverage regional and senior management resources and add new locations without proportionate increases in corporate overhead. We believe we have been successful at integrating acquisitions. Initial integration activities include converting agencies to our information systems and implementing standardized operational and clinical processes. Further integration efforts generally take 18-24 months to complete and include: improving operating efficiencies; recruiting qualified nurses and account executives as necessary; expanding relationships with local physicians and discharge planners; and expanding the breadth and quality of services offered to patients.

Our Employees

At January 31, 2011, we employed approximately 16,300 employees, consisting of approximately 13,800 home health care employees, 1,400 hospice care employees and 1,100 corporate and divisional support employees. We compensate our visiting staff, which includes our home health care and hospice care employees, predominately on a pay per visit model. We believe paying clinicians in this manner maximizes efficiency and is the most equitable means of compensating them.

Payment for Our Services

Home Health Medicare

The Medicare home health benefit is available both for patients who need care following discharge from a hospital and patients who suffer from chronic conditions that require ongoing but intermittent care. As a condition of participation under Medicare, beneficiaries must be homebound (meaning that the beneficiary is unable to leave his/her home without a considerable and taxing effort), require intermittent skilled nursing, physical therapy or speech therapy services, and receive treatment under a plan of care established and periodically reviewed by a physician. Medicare rates are based on the severity of the patient’s condition, his or her service needs and other factors relating to the cost of providing services and supplies, bundled into 60-day episodes of care. An episode starts with the first day a billable visit is furnished and ends 60 days later or upon discharge, if earlier. If a patient is still in treatment on the 60th day, a recertification assessment is undertaken to determine whether the patient needs additional care. If the patient’s physician determines that further care is necessary, another episode begins on the 61st day (regardless of whether a billable visit is rendered on that day) and ends 60 days later. The first day of a consecutive episode, therefore, is not necessarily the new episode’s first billable visit. Annually, the Medicare program base episodic rates are set through Federal legislation, as follows:

Period	Base episode payment
January 1, 2008 through December 31, 2008	$2,270
January 1, 2009 through December 31, 2009	2,272
January 1, 2010 through December 31, 2010	2,313
January 1, 2011 through December 31, 2011	2,192

Payments can be adjusted for: (a) an outlier payment if our patient’s care was unusually costly; (b) a low utilization payment adjustment (“LUPA”) if the number of visits during the episode was fewer than five; (c) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required (thresholds set at 6, 14 and 20 therapy visits); (e) the number of episodes of care provided to the patient (episodes three or greater are paid at higher rates compared to the first two episodes, even if the episodes of care are provided by different home health providers); (f) changes in the base episode payments established by the Medicare program; (g) adjustments to the base episode payments for case mix and geographic wages; and (h) recoveries of overpayments. In addition, Medicare can also make various adjustments to payments received if we are unable to produce appropriate billing documentation or acceptable authorizations.

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

Hospice Medicare

The Medicare hospice benefit is also available to Medicare-eligible patients with terminal illnesses, certified by a physician, where life expectancy is six months or less. Medicare rates are based on standard prospective rates for delivering care over a base 90-day or 60-day period (90-day episodes of care for the first two episodes and 60-day episodes of care for any subsequent episodes). Payments are based on daily rates for each day a beneficiary is enrolled in the hospice benefit. Rates are set based on specific levels of care, are adjusted by a wage index to reflect health care labor costs across the country and are established annually through Federal legislation. The levels of care are routine care, general inpatient care, continuous home care and respite care. For 2010, our Medicare routine care revenue accounted for approximately 99% of our total net Medicare hospice service revenue and our average Medicare reimbursement was $135 per routine care day.

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

The two caps are detailed below:

•

Inpatient Cap. This cap limits the number of days of inpatient care (both respite and general) under a provider number to 20% of the total number of days of hospice care (both inpatient and in-home) furnished to all patients served. The daily payment rate for any inpatient days of service in excess of the cap amount is calculated at the routine home care rate, with excess amounts due back to Medicare; and

•

Overall Payment Cap. This cap is calculated by the Medicare fiscal intermediary at the end of each hospice cap period to determine the maximum allowable payments per provider number. On a monthly and quarterly basis, we estimate our potential cap exposure using information available for both inpatient day limits as well as per beneficiary cap amounts. The total cap amount for each provider is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory amount that is indexed for inflation. The per beneficiary cap amount was $23,875 for the twelve-month period ended October 31, 2010 and $23,015 for the twelve month period ended October 31, 2009. Any amounts received in excess of the beneficiary cap amount must be refunded to Medicare.

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

•

Billing—We maintain controls over our billing processes to help promote accurate and complete billing. In order to promote the accuracy and completeness of our billing, we have annual billing compliance testing; use formalized billing attestations; limit access to billing systems; use risk forecasting methodologies; perform direct line supervisor audits; hold weekly operational meetings; use automated daily billing operational indicators; and take prompt corrective action with employees who knowingly fail to follow our billing policies and procedures in accordance with a well-publicized “Zero Tolerance Policy”.

•

Patient Recertification—In order to be recertified for an additional episode of care, a patient must be diagnosed with a continuing medical need. This could take the form of a continuing skilled clinical need or could be caused by changes to the patient’s medical regimen or by modified care protocols within the episode of care. As with the initial episode of care, a recertification requires approval of the patient’s physician. Before any employee recommends recertification to a physician, we conduct an agency level, multidisciplinary care team conference. We also monitor centralized automated compliance recertification metrics to identify, monitor, and, where appropriate, audit agencies that have relatively high recertification levels.

•

Compliance—The quality and reputation of our personnel and operations are critical to our success. We develop, implement and maintain ethics, compliance and quality improvement programs as a component of the centralized corporate services provided to our home health and hospice agencies. Our ethics and compliance program includes a Code of Ethical Business Conduct for our employees, officers, directors and affiliates and a process for reporting regulatory or ethical concerns to our Chief

Compliance Officer through a confidential hotline. We promote a culture of compliance within our company through persistent messages from our senior leadership concerning the necessity of strict compliance with legal requirements and company policies and procedures, and through publicizing and enforcing our Zero Tolerance Policy. We also employ a comprehensive compliance training program that includes: annual compliance testing; new hire compliance training; new acquisition compliance training; sales compliance training; new employee orientation compliance training; billing compliance training; and compliance presentations at company functions.

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

Licensure, Certificates of Need (CON) and Permits of Approval (POA)

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

We operate home health agencies in the following CON states: Alabama, Arkansas (POA), Georgia, Kentucky, Maryland, Mississippi, New Jersey, New York, North Carolina, South Carolina, Tennessee, Washington and West Virginia, as well as the District of Columbia and Puerto Rico. We provide hospice related services in the following CON states: Alabama, Maryland, North Carolina, Tennessee, Washington and West Virginia.

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

Medicare Participation

As we expect to continue to receive the majority of our revenue from serving Medicare beneficiaries, our agencies must comply with regulations promulgated by the United States Department of Health and Human Services in order to participate in the Medicare program and receive Medicare payments. Among other things, these regulations, known as “conditions of participation,” relate to the type of facility, its personnel and its standards of medical care, as well as its compliance with state and local laws and regulations. CMS has indicated that it will be revising the current home health conditions of participation but has not yet announced the publication date of such revisions.

CMS has engaged a number of third party firms, including Recovery Audit Contractors (“RACs”), Program Safeguard Contractors (“PSCs”), Zone Program Integrity Contractors (“ZPICs”) and Medicaid Integrity Contributors (“MICs”), to conduct extensive reviews of claims data and state and Federal government health care program laws and regulations applicable to companies that operate home health and hospice agencies. These audits will evaluate the appropriateness of billings submitted for payment. In addition to identifying overpayments, audit contractors can refer suspected violations of law to government enforcement authorities.

Federal and State Anti-Fraud and Anti-Kickback Laws

As a provider under the Medicare and Medicaid systems, we are subject to various anti-fraud and abuse laws, including the Federal health care programs’ anti-kickback statute and, where applicable, its state law counterparts. Subject to certain exceptions, these laws prohibit any offer, payment, solicitation or receipt of any form of remuneration to induce or reward the referral of business payable under a government health care program or in return for the purchase, lease, order, arranging for, or recommendation of items or services covered under a government health care program. Affected government health care programs include any health care plans or programs that are funded by the United States government (other than certain Federal employee health insurance benefits/programs), including certain state health care programs that receive Federal funds, such as Medicaid. A related law forbids the offer or transfer of anything of value, including certain waivers of co-payment obligations, to a beneficiary of Medicare or Medicaid that is likely to influence the beneficiary’s selection of health care providers, again subject to certain exceptions. Violations of the anti-fraud and abuse laws can result in the imposition of substantial civil and criminal penalties and, potentially, exclusion from furnishing services under any government health care program. In addition, the states in which we operate generally have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers where they are designed to obtain the referral of patients from a particular provider.

Stark Laws

Congress adopted legislation in 1989, known as the “Stark Law,” that generally prohibited a physician from ordering clinical laboratory services for a Medicare beneficiary where the entity providing that service has a financial relationship (including direct or indirect ownership or compensation relationships) with the physician (or a member of his/her immediate family), and further prohibits such entity from billing for or receiving payment for such services, unless a specified exception is available. The Stark Law was amended through additional legislation, known as “Stark II,” which became effective January 1, 1993. That legislation extended the Stark Law prohibitions beyond clinical laboratory services to a more extensive list of statutorily defined “designated health services,” which includes, among other things, home health services, durable medical equipment and outpatient prescription drugs. Violations of the Stark Law result in payment denials and may also trigger civil monetary penalties and program exclusion. An exception from the Stark Law that we rely upon is a safe harbor allowing us to lease office space from certain physicians at fair market value for legitimate and commercially reasonable business purposes. Several of the states in which we conduct business have also enacted statutes similar in scope and purpose to the Federal fraud and abuse laws and the Stark Laws. These state laws may mirror the Federal Stark Laws or may be different in scope. The available guidance and enforcement activity associated with such state laws varies considerably.

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

The American Recovery and Economic Reinvestment Act of 2009 (“ARRA”), signed into law by President Obama on February 17, 2009, contained significant changes to the privacy and security provisions of HIPAA, including major changes to the enforcement provisions. Among other things, ARRA significantly increased the amount of civil monetary penalties that can be imposed for violations of HIPAA. ARRA also authorized state attorneys general to bring civil enforcement actions under HIPAA. These enhanced penalties and enforcement provisions went into effect immediately upon enactment of ARRA. ARRA also required that HHS promulgate regulations requiring that certain notifications be made to individuals, to HHS and potentially to the media in the event of breaches of the privacy of protected health information. These breach notification regulations went into effect on September 23, 2009, and HHS began to enforce violations on February 22, 2010. Violations of the breach notification provisions of HIPAA can trigger the increased civil monetary penalties described above.

ARRA’s numerous other changes to HIPAA have delayed effective dates and require the issuance of implementing regulations by HHS. The changes to HIPAA enacted as part of ARRA reflect a Congressional intent that HIPAA’s privacy and security provisions be more strictly enforced. It is likely that these changes will stimulate increased enforcement activity and enhance the potential that health care providers will be subject to financial penalties for violations of HIPAA.

In addition to the Federal HIPAA regulations, most states also have laws that protect the confidentiality of health information. Also, in response to concerns about identity theft, many states have adopted so-called “security breach” notification laws that may impose requirements regarding the safeguarding of personal information, such as social security numbers and bank and credit card account numbers, and that impose an obligation to notify persons when their personal information has or may have been accessed by an unauthorized person. Some state security breach notification laws may also impose physical and electronic security requirements. Violation of state security breach notification laws can trigger significant monetary penalties.

The False Claims Act

The Federal False Claims Act gives the Federal government an additional way to police false bills or requests for payment for health care services. Under the False Claims Act, the government may fine any person who knowingly submits, or participates in submitting, claims for payment to the Federal government which are false or fraudulent, or which contain false or misleading information. Any person who knowingly makes or uses a false record or statement to avoid paying the Federal government, or knowingly conceals or avoids an obligation to pay money to the Federal government, may also be subject to fines under the False Claims Act. Under the False Claims Act, the term “person” means an individual, company, or corporation. The Federal government has widely used the False Claims Act to prosecute Medicare and other governmental program fraud in areas such as violations of the Federal anti-kickback statute or the Stark Laws, coding errors, billing for services not provided, and submitting false cost reports. The False Claims Act has also been used to prosecute people or entities that bill services at a higher reimbursement rate than is allowed and that bill for care that is not medically necessary. In addition to government enforcement, the False Claims Act authorizes private citizens to bring qui tam or “whistleblower” lawsuits, greatly extending the practical reach of the False Claims Act. The penalty for violation of the False Claims Act is a minimum of $5,500 for each fraudulent claim plus three times the amount of damages caused to the government as a result of each fraudulent claim.

The Fraud Enforcement and Recovery Act of 2009 (“FERA”), effective May 20, 2009, amended the False Claims Act with the intent of enhancing the powers of government enforcement authorities and whistleblowers to bring False Claims Act cases. In particular, FERA attempts to clarify that liability may be established not only for false claims submitted directly to the government, but also for claims submitted to government contractors and grantees. FERA also seeks to clarify that liability exists for attempts to avoid repayment of overpayments, including improper retention of Federal funds. FERA also included amendments to False Claims Act procedures, expanding the government’s ability to use the Civil Investigative Demand process to investigate defendants, and permitting government complaints in intervention to relate back to the filing of the whistleblower’s original complaint. FERA is likely to increase both the volume and liability exposure of False Claims Act cases brought against health care providers.

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

Civil Monetary Penalties

The United States Department of Health and Human Services may impose civil monetary penalties upon any person or entity who presents, or causes to be presented, certain ineligible claims for medical items or services. The amount of penalties varies, depending on the offense, from $2,000 to $50,000 per violation. In addition, persons who have been excluded from the Medicare or Medicaid program and still retain ownership in a participating entity, or who contract with excluded persons, may be penalized. Penalties also are applicable in certain other cases, including violations of the Federal anti-kickback statute, payments to limit certain patient services and improper execution of statements of medical necessity.

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

Patient Protection and Affordable Care Act

In March 2010, comprehensive health care reform legislation was signed into law in the United States through the passage of the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act (collectively, “PPACA”). However, it is difficult to predict the full impact of PPACA due to the law’s complexity and current lack of implementing regulations or interpretive guidance, as well our inability to foresee how CMS and other participants in the health care industry will respond to the choices available to them under the law. Many provisions in PPACA are scheduled to become effective over the next several years, but the implementing regulations for these statutory provisions have not yet been published. It is also possible that implementation of some or all of the PPACA’s provisions could be delayed or even blocked due to court challenges, and efforts to repeal or amend the law. PPACA makes a number of changes to Medicare payment rates and also calls for a rebasing of the home health payment system beginning in 2014 that will be phased in over a four-year period. These reimbursement changes are described in detail in Part II, Item 7, “Recent Developments.” PPACA also has established a number of new requirements impacting our business operations, and promises to give rise to other changes that could significantly impact our businesses in the future. See Part 1, Item IA, “Risk Factors,” “Risks Related to Laws and Government Regulations” for a more complete discussion of PPACA and the risks it presents to our businesses.

Our Competitors

There are few barriers to entry in home health and hospice markets that do not require certificates of need or permits of approval. Our primary competition comes from local privately-owned and hospital-owned health care providers. We compete based on the availability of personnel; the quality of services, expertise of visiting staff and value of our services; and in certain instances, on the price of our services. In addition, we compete with a number of non-profit organizations that finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions that are unavailable to us.

Available Information

Our company website address is www.amedisys.com. We use our website as a channel of distribution for important company information. Important information, including press releases, analyst presentations and financial information regarding our company, is routinely posted on and accessible on the Investor Relations subpage of our website, which is accessible by clicking on the tab labeled “Investors” on our website home page. We also use our website to expedite public access to time-critical information regarding our company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information. Therefore, investors should look to the “Investor Relations” subpage of our web site for important and time-critical information. Visitors to our website can also register to receive automatic e-mail and other notifications alerting them when new information is made available on the “Investor Relations” subpage of our website. In addition, we make available on the Investor Relations subpage of our website (under the link “SEC filings”) free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as practicable after we electronically file such reports with the SEC. Further, copies of our Certificate of Incorporation and Bylaws, our Code of Ethical Business Conduct, our Corporate Governance Guidelines and the charters for the Audit, Compensation, Nominating and Corporate Governance and Quality of Care Committees of our Board are also available on the Investor Relations subpage of our website (under the link “Corporate Governance”).

Additionally, the public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. Our electronically filed reports can also be obtained on the SEC’s internet site at http://www.sec.gov.

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

Our net service revenue is primarily derived from Medicare, which accounted for 86%, 88% and 87% of our revenue during 2010, 2009 and 2008, respectively. Payments received from Medicare are subject to changes made through Federal legislation. These changes, as further detailed in Item 1, “Payment for Our Services,” can include changes to base episode payments and adjustments for home health services and changes to cap limits and per diem rates for hospice services. When such changes are implemented, we must also modify our internal billing processes and procedures accordingly, which can require significant time and expense. Any similar changes, including retroactive adjustments, adopted in the future by CMS could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.

There are continuing efforts to reform governmental health care programs that could result in major changes in the health care delivery and reimbursement system on a national and state level, including changes directly impacting the reimbursement systems for our home health and hospice agencies. Though we cannot predict what, if any, reform proposals will be adopted, health care reform and legislation may have a material adverse effect on our business and our financial condition, results of operations and cash flows through decreasing payments made for our services. We could be affected adversely by the continuing efforts of governmental and private third party payors to contain health care costs. We cannot assure you that reimbursement payments under governmental and private third party payor programs, including Medicare supplemental insurance policies, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. These changes could have a material adverse effect on our business, our consolidated financial condition, results of operations and cash flows.

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

Adverse developments in the United States and global economies, continued deficit spending due to economic conditions, bailout programs directed at specific industries or other governmental measures, could lead to a reduction in Federal government expenditures, including governmentally funded programs in which we participate, such as Medicare and Medicaid. Reductions in expenditures for these programs could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.

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

We are the subject of a number of inquiries by the Federal government. We have received a letter of inquiry from the United States Senate Committee on Finance requesting documents and information relating to our policies and practices regarding home therapy visits and therapy utilization trends. A similar letter was sent to the other major publicly traded home health care companies. In addition, we as well as the other major publicly traded home health care companies received a notice of formal investigation from the SEC accompanied by a subpoena for documents relating to the matters under review by the United States Senate Committee on Finance and other matters involving our operations. We have also received a Civil Investigative Demand (CID) issued by the U.S. Department of Justice pursuant to the Federal False Claims Act, requiring the delivery of a wide range of documents and information relating to our clinical business operations, including reimbursement and billing claims submitted to Medicare for home health services, and related compliance activities. We are cooperating with these investigations and are responding to these requests. However, we cannot predict when these investigations will be resolved, the outcome of these investigations or their impact on our business. An adverse outcome in these investigations could include the commencement of civil and/or criminal proceedings, substantial fines, penalties and/or administrative remedies, including the loss of the right to participate in the Medicare program. In addition, resolution of these matters could involve the imposition of additional and costly compliance obligations. Finally, if these investigations continue over a long period of time, they could divert the attention of management from the day-to-day operations of our business and impose significant administrative burdens on us. These potential consequences, as well as any adverse outcome from these investigations or other investigations initiated by the government at any time, could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.

Pending civil litigation could have a material adverse effect on the Company.

We and certain of our current and former directors, senior executives and other employees are defendants in a Federal securities class action, an ERISA class action and a shareholder derivative action. See Part I, Item 3, “Legal Proceedings” for a more detailed description of these proceedings. These actions remain in preliminary stages and it is not yet possible to assess their probable outcome or our potential liability, if any. We cannot provide any assurances that the legal and other costs associated with the defense of these actions, the amount of time required to be spent by management on these matters and the ultimate outcome of these actions will not have a material adverse effect on our business, financial condition and results of operations.

We are subject to extensive government regulation. Any changes to the laws and regulations governing our business, or to the interpretation and enforcement of those laws or regulations, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Our industry is subject to extensive Federal and state laws and regulations. See Part I, Item 1, “Our Regulatory Environment” for additional information on such laws and regulations. Federal and state laws and regulations impact how we conduct our business, the services we offer and our interactions with patients, our employees and the public and impose certain requirements on us such as:

•	licensure and certification;

•	adequacy and quality of health care services;

•	qualifications of health care and support personnel;

•	quality and safety of medical equipment;

•	confidentiality, maintenance and security issues associated with medical records and claims processing;

•	relationships with physicians and other referral sources;

•	operating policies and procedures;

•	polices and procedures regarding employee relations;

•	addition of facilities and services;

•	billing for services; and

•	reporting and maintaining records regarding adverse events.

These laws and regulations, and their interpretations, are subject to change. Changes in existing laws and regulations, or their interpretations, or the enactment of new laws or regulations could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows by:

•	increasing our administrative and other costs;

•	increasing or decreasing mandated services;

•	causing us to abandon business opportunities we might have otherwise pursued;

•	forcing us to restructure our relationships with referral sources and providers; or

•	requiring us to implement additional or different programs and systems.

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

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. We also are subject to audits under various government programs, including the RAC, ZPIC, PSC and MIC programs, in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare program. Private pay sources also reserve the right to conduct audits. Our costs to respond to and defend reviews, audits and investigations may be significant and could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Moreover, an adverse review, audit or investigation could result in:

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

We may face significant uncertainty in the industry due to government health care reform.

The health care industry in the United States is subject to fundamental changes due to ongoing health care reform efforts and related political, economic and regulatory influences. In March 2010, comprehensive health care reform legislation was signed into law in the United States through the passage of the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act (collectively, “PPACA”). However, it is difficult to predict the full impact of PPACA due to the law’s complexity and current lack of implementing regulations or interpretive guidance, as well our inability to foresee how CMS and other participants in the health care industry will respond to the choices available to them under the law. Many provisions in PPACA are scheduled to become effective over the next several years, but the implementing regulations for these statutory provisions have not yet been published. It is also possible that implementation of some or all of the PPACA’s provisions could be delayed or even blocked due to court challenges and efforts to repeal or amend the law.

PPACA makes a number of changes to Medicare payment rates and also calls for a rebasing of the home health payment system beginning in 2014 that will be phased in over a four-year period. These reimbursement changes are described in detail in Part II, Item 7 “Recent Developments.”

In November of 2010, CMS issued a final payment rule that established Medicare home health rates for 2011 and implemented new PPACA requirements regarding face-to-face encounters for both home health and hospice services and regarding assessments needed to support therapy utilization. These new operational changes were originally slated to become effective January 1, 2011, but CMS announced that it would delay enforcement of these requirements until April 1, 2011 due to a concern that some providers may need additional time to prepare. For the home health face-to-face encounter, before certifying a patient for home health services, the certifying physician must document that the physician (or a non-physician practitioner under the direction of the physician) has had a face-to-face encounter with the patient, during a timeframe starting 90 days prior to the home health start of care and ending 30 days after the start of care. For the hospice face-to-face encounter, a hospice physician or nurse practitioner must have a face-to-face encounter with the patient during the 30-day period prior to the 180th-day recertification (i.e., the third benefit period) and each subsequent recertification. These new face-to-face requirements may increase our costs associated with home health certifications and hospice recertifications, and may also impact utilization of home health and hospice services by Medicare beneficiaries. In addition, the November 2010 final rule introduced additional therapy assessment requirements. A professional qualified therapist assessment must take place at least once every 30 days during a therapy patient’s course of treatment. Subject to certain exceptions, for those patients needing 13 or 19 therapy visits, a qualified therapist must perform the therapy services required, assess the patient, and measure and document effectiveness of the therapy both on the 13th visit and the 19th visit, for all therapy disciplines caring for the patient. These and other regulations implementing the provisions of the PPACA may similarly increase our costs, decrease our revenues, expose us to expanded liability or require us to revise the ways in which we conduct our business.

PPACA also calls for a number of other changes to be made over time that will likely have a significant impact upon the health care delivery system. For example, PPACA mandates creation of a home health value-based purchasing program, the development of quality measures, and decreases in home health reimbursement rates, as further described in Part II, Item 7 “Recent Developments.” In addition, PPACA requires the Secretary of Health and Human Services to test different models for delivery of care, some of which will involve home health services. It also requires the Secretary to establish a national pilot program for integrated care for patients with certain conditions, bundling payment for acute hospital care, physician services, outpatient hospital services (including emergency department services) and post-acute care services, which would include home health. PPACA further directs the Secretary to conduct a study to evaluate cost and quality of care among efficient home health agencies and specifically focusing on access to care and treating Medicare beneficiaries with varying severity levels of illness, and provide a report to Congress no later than March 1, 2014. At this time, it is not possible to predict with any certainty how these initiatives will be implemented and what impact they may have on our business.

In addition, various health care reform proposals similar to the Federal reforms described above have also emerged at the state level, including in several states in which we operate. Moreover, in January 2011, the Medicare Payment Advisory Commission voted to recommend to Congress that it make additional changes to the home health payment system noting that such recommendations may include further payment reductions and/or a beneficiary copayment obligation. We cannot predict with certainty what health care initiatives, if any, will be implemented at the state level, or what the ultimate effect of Federal health care reform or any future legislation or regulation may have on us or on our business, financial condition or results of operations.

Finally, in addition to impacting our Medicare businesses, PPACA may also significantly affect our non-Medicare businesses. PPACA makes many changes to the underwriting and marketing practices of private payors. The resulting economic pressures could prompt these payors to seek to lower their rates of reimbursement for the services we provide. At this time, it is not possible to estimate what impact PPACA may have on our non-Medicare businesses.

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

We focus significant time and resources on acquisitions of agencies, or on assets of agencies, in targeted markets. Not only do we face competition for acquisition candidates, but we may also be unable to identify, negotiate and complete suitable acquisition opportunities on favorable terms. As we continue to add acquisition-related revenue and expand our markets, our growth could strain our resources, including management, information systems, regulatory compliance, logistics and other controls. This could require us to incur expenses for hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding our information technology infrastructure. Additionally, acquisitions involve significant risks and uncertainties, including difficulties in recouping partial episode payments and other types of misdirected payments for services from the previous owners; difficulties integrating acquired personnel and business practices into our business; the potential loss of key employees, referral sources or patients of acquired agencies; the delay in payments associated with change in ownership, control and the internal process of the Medicare fiscal intermediary; and the assumption of liabilities and exposure to unforeseen liabilities of acquired agencies. We may not be able to fully integrate the operations of the acquired businesses with our current business structure in an efficient and cost-effective manner. The failure to effectively integrate any of these businesses could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Start-up agencies can be delayed from opening in a timely manner due to processing of regulatory approvals.

There can be delays associated with opening a start-up agency. These delays are the result of processing delays with the state regulatory bodies as well as processing delays by the associated fiscal intermediaries that serve as billing liaisons between the agency and CMS. In order to initiate operations at a start-up agency we must submit the necessary applications along with the required documentation to the appropriate state and Federal regulatory bodies. However, CMS has issued a memorandum which prioritizes the initial surveys for new Medicare providers as lowest priority for the state regulatory bodies. Moreover, depending on state requirements, the fiscal intermediary may need to receive the state license before the approval process can move forward. Once the necessary application and documentation has been submitted to the state and Federal regulatory bodies, there is a testing period of transmitting data from the applicant to CMS. Once complete, the agency receives a provider agreement and corresponding number and can begin billing. If we are unable to obtain regulatory approval for our start-up agencies in a timely manner, such delays could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.

State efforts to regulate the establishment or expansion of health care providers could impair our ability to expand our operations.

Some states require health care providers (including skilled nursing facilities, hospice agencies, home health agencies and assisted living facilities) to obtain prior approval, known as a CON or POA in order to commence operations. See Part I, Item 1, “Our Regulatory Environment” for additional information on CONs and POAs. If we are not able to obtain such approvals, our ability to expand our operations could be impaired, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Federal regulation may impair our ability to consummate acquisitions or open new agencies.

Changes in Federal laws or regulations may materially adversely impact our ability to acquire agencies or open new start-up agencies. For example, the recently enacted PPACA authorized CMS to impose temporary moratoria on the enrollment of new Medicare providers, if deemed necessary to combat fraud, waste or abuse under government programs. The moratoria on new enrollments may be applied to categories of providers or to specific geographic regions. If a moratorium is imposed on the enrollment of new home health or hospice providers in a geographic area we desire to service, it could have a material impact on our ability to open new agencies. Additionally, CMS recently adopted and amended a regulation known as the “36 Month Rule” that is applicable to home health agency acquisitions. Subject to certain exceptions, the 36 Month Rule prohibits buyers of certain home health agencies – those that either enrolled in Medicare or underwent a change in ownership fewer than 36 months prior to the acquisition – from assuming the Medicare billing privileges of the acquired agency. Instead, the acquired agencies must enroll as new providers with Medicare. One of the exceptions for the 36 Month Rule applies to home health agencies that have submitted two consecutive years of Medicare full cost reports. We believe that this exception applies to the majority of potential acquisition targets. Nonetheless, the rule may apply to some acquisition targets, the rule may be changed, or it may be interpreted differently by CMS going forward and could therefore have a material detrimental impact on our acquisition strategy. It may further increase competition for acquisition targets that are not subject to the rule, and may cause significant Medicare billing delays for the purchasers of agencies that are subject to the rule.

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

Our business depends on effective, secure and operational information systems which include software that is developed in-house and systems provided by external contractors and other service providers. We have developed and use a proprietary Windows™-based clinical software system with our POC system to collect assessment data, schedule and log patient visits, communicate with patients’ physicians regarding their plan of care and monitor treatments and outcomes in accordance with established medical standards. Our clinical software system integrates billing and collections functionality; accounting; human resources; payroll; and employee benefits programs provided by third parties. Problems with, or the failure of, our technology and systems or any system upgrades or programming changes associated with such technology and systems that have problems or fail to function properly could have a material adverse effect on data capture, billing, collections, assessment of internal controls and management and reporting capabilities. Any such problems or failures and the costs incurred in correcting any such problems or failures, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. To the extent these external contractors or other service providers become insolvent or fail to support the software or systems we have licensed from them, our operations could be materially adversely affected.

Our agencies also depend upon our information systems for accounting, billing, collections, risk management, quality assurance, human resources, payroll and other information. If we experience a reduction in the performance, reliability, or availability of our information systems, our operations and ability to produce timely and accurate reports could be materially adversely affected.

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

We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches, including unauthorized access to patient data and personally identifiable information stored in our information systems, and the introduction of computer viruses to our systems. Our security measures may be inadequate to prevent security breaches and our business operations could be materially adversely affected by Federal and state fines and penalties, cancellation of contracts and loss of patients if security breaches are not prevented.

We have installed privacy protection systems and devices on our network and POC laptops in an attempt to prevent unauthorized access to information in our database. However, our technology may fail to adequately secure the confidential health information and personally identifiable information we maintain in our databases.

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

Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was approximately $791.4 million as of December 31, 2010 and if we make additional acquisitions, it is likely that we will record additional intangible assets in our consolidated financial statements. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets of $191.9 million as of December 31, 2010, which we review both on a periodic basis as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination that a significant impairment in value of our unamortized intangible assets or long-lived assets occurs, such determination could require us to write off a substantial portion of our assets. A write off of these assets could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

A shortage of qualified registered nursing staff and other clinicians, such as therapists, could materially impact our ability to attract, train and retain qualified personnel and could increase operating costs.

We compete for qualified personnel with other providers of home health and hospice services. Our ability to attract and retain clinicians depends on several factors, including our ability to provide these personnel with attractive assignments and competitive salaries and benefits. We cannot be assured we will succeed in any of these areas. In addition, there are shortages of qualified health care personnel in some of our markets. As a result, we may face higher costs of attracting clinicians and providing them with attractive benefit packages than we originally anticipated which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. In addition, if we expand our operations into geographic areas where health care providers historically have been unionized, or if any of our agency employees become unionized, being subject to a collective bargaining agreement may have a negative impact on our ability to timely and successfully recruit qualified personnel and may increase our operating costs. Generally, if we are unable to attract and retain clinicians, the quality of our services may decline and we could lose patients and referral sources, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

The services we offer involve an inherent risk of professional liability and related substantial damage awards. As of January 31, 2011, we had approximately 16,300 employees (13,800 home health, 1,400 hospice and 1,100 corporate employees). In addition, we employ direct care workers on a contractual basis to support our existing workforce. Due to the nature of our business, we, through our employees and caregivers who provide services on our behalf, may be the subject of medical malpractice claims. A court could find these individuals should be considered our agents, and, as a result, we could be held liable for their negligence. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. While we maintain malpractice liability coverage that we believe is appropriate given the nature and breadth of our operations, any claims against us in excess of insurance limits could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

Our success depends upon the continued employment of members of our senior management team, including our Chairman and Chief Executive Officer, William F. Borne, our Chief Operating Officer, Michael D. Snow, our Chief Financial Officer, Dale E. Redman, our Chief Medical Officer, Dr. Michael O. Fleming, our Chief Development Officer, T.A. “Tim” Barfield, Jr., our Executive Vice President of Human Resources and Chief Information Officer, G. Patrick Thompson, Jr., our Chief Compliance Officer, Jeffrey D. Jeter, and our General

Counsel and Secretary, David R. Bucey. The loss or departure of any one of these executives could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

As of December 31, 2010, we had total outstanding indebtedness of approximately $181.9 million, comprised mainly of indebtedness incurred in March 2008, in connection with the TLC Health Care Services, Inc. (“TLC”) acquisition. Our level of indebtedness could have a material adverse effect on our business and consolidated financial position, results of operations and cash flows and impair our ability to fulfill other obligations in several ways, including:

•

it could require us to dedicate a portion of our cash flow from operations to payments on our indebtedness, which could reduce the availability of cash flow to fund acquisitions, start-ups, working capital, capital expenditures and other general corporate purposes;

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

The price at which our common stock trades may be volatile. The stock market from time to time experiences significant price and volume fluctuations that impact the market prices of securities, particularly those of health care companies. The market price of our common stock may be influenced by many factors, including:

•	our operating and financial performance;

•	variances in our quarterly financial results compared to research analyst expectations;

•	the depth and liquidity of the market for our common stock;

•	future sales of common stock by the Company or large stockholders or the perception that such sales could occur;

•	investor, analyst and media perception of our business and our prospects;

•	developments relating to litigation or governmental investigations;

•	changes or proposed changes in health care laws or regulations or enforcement of these laws and regulations, or announcements relating to these matters;

•	departure of key personnel;

•	changes in the Medicare, Medicaid and private insurance payment rates for home health and hospice;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; or

•	general economic and stock market conditions.

In addition, the stock market in general, and the NASDAQ Global Select Market (“NASDAQ”) in particular, has experienced price and volume fluctuations that we believe have often been unrelated or disproportionate to the operating performance of health care provider companies. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. Securities class-action cases have often been brought against companies following periods of volatility in the market price of their securities.

The activities of short sellers could reduce the price or prevent increases in the price of our common stock. “Short sale” is defined as the sale of stock by an investor that the investor does not own. Typically, investors who sell short believe the price of the stock will fall, and anticipate selling shares at a higher price than the purchase price at which they will buy the stock. As of December 31, 2010, investors held a short position of approximately 5.4 million shares of our common stock which represented 19.0% of our outstanding common stock. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline.

Sales of substantial amounts of our common stock or preferred stock, or the availability of those shares for future sale, could materially impact our stock price and limit our ability to raise capital.

The following table presents information about our outstanding common and preferred stock and our outstanding securities exercisable for or convertible into shares of common stock:

As of December 31, 2010
Common stock outstanding	29,232,807
Preferred stock outstanding	—
Common stock available under 2008 Omnibus Incentive Compensation Plan	1,452,943
Stock options outstanding and exercisable	298,679
Non-vested stock outstanding	408,350
Non-vested stock units outstanding	46,894

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

We have implemented other anti-takeover provisions or provisions that could have an anti-takeover effect, including advance notice requirements for director nominations and stockholder proposals. These provisions, and others that our Board of Directors may adopt hereafter, may discourage offers to acquire us and may permit our Board of Directors to choose not to entertain offers to purchase us, even if such offers include a substantial premium to the market price of our stock. Therefore, our stockholders may be deprived of opportunities to profit from a sale of control.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Baton Rouge, Louisiana in an 110,000 square feet building that we own. As of December 31, 2010, we had adequate space to accommodate our corporate staff located in the Baton Rouge area; however, we believe this headquarters facility may not be adequate in the future as we continue to grow. We are currently evaluating how best to meet our growing needs, which may include adding to our corporate offices and/or leasing additional office space.

In addition to our corporate headquarters, we also lease facilities for our home health and hospice agencies. Generally, these leases have an initial term of three years, but range from one to seven years. Most of these leases also contain an option to extend the lease period as deemed necessary. The following table shows the location of our 486 Medicare-certified home health and 67 hospice agencies at December 31, 2010:

State	Home Health	Hospice	State	Home Health	Hospice
Alaska	2	—	New Jersey	1	—
Alabama	30	6	Nevada	1	—
Arkansas	6	—	New Mexico	2	—
Arizona	6	—	New York	5	—
California	12	—	New Hampshire	2	1
Colorado	2	—	North Carolina	8	4
Connecticut	4	—	Ohio	12	1
Delaware	3	—	Oklahoma	9	—
Florida	47	—	Oregon	5	1
Georgia	67	5	Pennsylvania	12	7
Idaho	1	1	Rhode Island	1	—
Iowa	1	—	South Carolina	19	9
Illinois	6	—	South Dakota	1	—
Indiana	14	3	Tennessee	54	10
Kansas	3	2	Texas	17	1
Kentucky	27	—	Utah	2	—
Louisiana	12	4	Virginia	24	1
Massachusetts	10	—	Washington	1	1
Maine	2	—	West Virginia	13	5
Maryland	10	1	Wisconsin	2	—
Michigan	5	—	Wyoming	3	3
Minnesota	2	—	Washington, D.C.	1	—
Mississippi	12	1	Carolina, Puerto Rico	1	—

Missouri	6	—	Total	486	67

ITEM 3. LEGAL PROCEEDINGS

See Part IV, Item 15, “Note 9, Commitments and Contingencies” for information concerning our legal proceedings.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock trades on the NASDAQ under the trading symbol “AMED.” The following table presents the range of high and low sales prices for our common stock for the periods indicated as reported on NASDAQ:

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2010:
First Quarter	$62.72	$49.09
Second Quarter	64.28	42.21
Third Quarter	40.00	22.82
Fourth Quarter	34.40	22.93

Year Ended December 31, 2009:
First Quarter	$53.30	$25.20
Second Quarter	38.66	26.28
Third Quarter	46.73	29.71
Fourth Quarter	52.61	36.67

As of February 18, 2011, there were approximately 559 holders of record of our common stock.

Dividend Policy

We have not declared or paid any cash dividends on our common stock or any other of our securities and do not expect to pay cash dividends for the foreseeable future. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. Future decisions concerning the payment of dividends will depend upon our results of operations, financial condition, capital expenditure plans and debt service requirements, as well as such other factors as our Board of Directors, in its sole discretion, may consider relevant. In addition, our outstanding indebtedness restricts, and we anticipate any additional future indebtedness may restrict, our ability to pay cash dividends.

Purchases of Equity Securities

We did not purchase any shares of our common stock during the three-month period ended December 31, 2010.

Stock Performance Graph

The Performance Graph below compares the cumulative total stockholder return on our common stock, $0.001 par value per share, for the five-year period ended December 31, 2010, with the cumulative total return on the NASDAQ composite index and an industry peer group over the same period (assuming the investment of $100 in our common stock, the NASDAQ composite index and the industry peer group) on December 31, 2005 and the reinvestment of dividends. The peer group we selected is comprised of: Gentiva Health, Inc. (“GTIV”), LHC Group, Inc. (“LHCG”) and Almost Family, Inc. (“AFAM”). The cumulative total stockholder return on the following graph is historical and is not necessarily indicative of future stock price performance. No cash dividends have been declared on our common stock.

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Amedisys, Inc.	$100.00	$103.76	$153.16	$130.49	$153.41	$105.74
NASDAQ Composite	$100.00	$111.74	$124.67	$73.77	$107.12	$125.93
Peer Group	$100.00	$152.36	$142.22	$223.68	$205.37	$195.09

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

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below is derived from our audited consolidated financial statements for the five-year period ended December 31, 2010. The financial data for the years ended December 31, 2010, 2009 and 2008 should be read together with our consolidated financial statements and related notes included in Part IV, Item 15 “Exhibits and Financial Statement Schedules” and the information included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

	2010 (1)(2)(3)	2009	2008 (4)(5)	2007 (6)(7)	2006
	(Amounts in thousands, except per share data)
Income Statement Data:
Net service revenue	$1,634,319	$1,513,459	$1,187,415	$697,934	$541,148
Operating income	$193,510	$230,748	$157,101	$96,562	$65,656
Net income attributable to Amedisys, Inc.	$112,580	$135,837	$86,682	$65,113	$38,255
Net income per basic share	$4.02	$4.99	$3.28	$2.52	$1.75
Net income per diluted share	$3.95	$4.89	$3.22	$2.48	$1.72

(1)

During 2010, we settled our Georgia indigent care liability for the years 2007 through 2009 for less than previously accrued and received a CMS bonus payment as the result of a pay for performance demonstration which are included in net service revenue and amounted to $7.3 million ($4.4 million, net of tax).

(2)

During 2010, we incurred certain costs associated with the realignment of our operations and legal expenses related to the United States Senate Committee on Finance inquiry and SEC and DOJ investigations. These certain costs were included in general and administrative expenses and amounted to $9.6 million ($5.8 million, net of tax).

(3)	During 2010, we incurred costs associated with our exit activities of $13.6 million ($8.3 million, net of tax) (see Part IV, Item 15, “Note 12, Exit Activity” for further details).
(4)

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

(5)

During 2008, certain TLC integration costs were incurred primarily for the payment of severance for TLC employees and for the conversion of the acquired TLC agencies to our operating systems, including our POC network. The costs were included in general and administrative expenses and amounted to $4.0 million ($2.4 million, net of tax) for 2008.

(6)

During the third quarter of 2007, a Chapter 7 Federal bankruptcy protection case for Alliance Home Health, Inc. (“Alliance”), one of our wholly owned subsidiaries concluded. As a result, the remaining $4.2 million of liabilities of Alliance were extinguished and we were not liable for any of these obligations.

(7)

During the third and fourth quarters of 2007, we acquired certain assets and certain liabilities of Integricare, Inc. (“Integricare”) a home health and hospice care service provider with 15 home health and nine hospice agencies in nine states. The results of Integricare have been included in our consolidated results as of the dates of the purchase.

	2010	2009	2008	2007	2006
	(Amounts in thousands)
Balance Sheet Data:
Total assets	$1,299,825	$1,172,351	$1,070,194	$587,111	$463,756
Total debt, including current portion	$181,866	$215,153	$328,574	$24,040	$5,337
Total Amedisys, Inc. stockholders’ equity	$877,857	$735,166	$561,335	$446,971	$364,007
Cash dividends declared per common share	$—	$—	$—	$—	$—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for 2010, 2009 and 2008. This discussion should be read in conjunction with our audited financial statements included in Part IV, Item 15, “Exhibits and Financial Statement Schedules” and Part I, Item 1, “Business” of this Annual Report on Form 10-K. The following analysis contains forward-looking statements about our future revenues, operating results and expectations. See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the risks, assumptions and uncertainties affecting these statements as well as Part I, Item 1A, “Risk Factors.”

Overview

We are a leading provider of high-quality, low-cost home health services to the chronic, co-morbid, aging American population. Our services include home health and hospice services and approximately 86%, 88%, and 87% of our revenue was derived from Medicare for 2010, 2009 and 2008, respectively. During 2010, we had $1.6 billion in net service revenue, recorded earnings per diluted share of $3.95 per share and had cash flow from operations of $206.3 million.

Our operations involve servicing patients through our two reportable business segments: home health and hospice. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from surgery, have a chronic disability or terminal illness or need assistance with the essential activities of daily living. Our hospice segment provides palliative care and comfort to terminally ill patients and their families. As of December 31, 2010, we owned and operated 486 Medicare-certified home health agencies and 67 Medicare-certified hospice agencies in 45 states within the United States, the District of Columbia and Puerto Rico as detailed below:

	Owned and Operated Agencies
	Home health	Hospice
At December 31, 2008	480	48
Acquisitions	8	12
Start-ups	41	7
Closed	(8)	(2)

At December 31, 2009	521	65
Acquisitions	3	1
Start-ups	40	8
Closed/Consolidated	(78)	(7)

At December 31, 2010	486	67

When we refer to “same store business,” we mean home health and hospice agencies that we have operated for at least the last twelve months; when we refer to “acquisitions,” we mean home health and hospice agencies that we acquired within the last twelve months; and when we refer to “start-ups,” we mean any home health or hospice agency opened by us in the last twelve months. Once an agency has been in operation for a twelve month period, the results for that particular agency are included as part of our same store business from that date forward. When we refer to episodic-based revenue, admissions, recertifications or completed episodes, we mean home health revenue, admissions, recertifications or completed episodes of care for those payors that pay on an episodic-basis, which includes Medicare and other insurance carriers including Medicare Advantage programs.

Recent Developments

Health Care Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act of 2010 (“HCERA”), which amends the PPACA (collectively, the “Health Care Reform Bills”). The Health Care Reform Bills make a number of changes to Medicare payment rates, including the reinstatement of the 3% home health rural add-on, which began on April 1, 2010 (expiring January 1, 2016). CMS has recently made several changes to Medicare home health payments for 2011, as discussed below.

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

Payment

In November 2010, CMS issued a final rule to update and revise Medicare home health rates for calendar year 2011. The final rule includes the following changes to the base rate: a 1.1% market basket increase which includes the 1% reduction mandated by the Health Care Reform Bills, a negative 3.79% case-mix adjustment and a 2.5% reduction to reflect the elimination of the increase in the base reimbursement rate resulting from the outlier cap introduced in 2010. The net effect of these changes decreases the base rate for 2011 by 5.22% to $2,192. The change is effective for all episodes completing during 2011, accordingly, all episodes in progress at December 31, 2010 were impacted. As a result, our 2010 operating results include a reduction in revenue of $5.1 million related to the 2011 rate change.

The rule also finalized two provisions of the PPACA: (1) a face-to-face encounter requirement for home health and hospice and (2) changes in the therapy assessment schedule. As a condition for Medicare payment, the PPACA mandates that prior to certifying a patient’s eligibility for the home health benefit, the certifying physician must document that he or she, or an allowed non-physician practitioner, has had a face-to-face encounter with the patient. The encounter must occur in the timeframe of 90 days prior to the start of care or 30 days after the start of care. Documentation regarding these encounters must be present on certifications.

The rule also finalized hospice policy for the implementation of a PPACA provision requiring that a hospice physician or nurse practitioner have a face-to-face encounter with hospice patients during the 30 day period prior to the 180th-day recertification (third benefit period) and each subsequent recertification, and that the certifying hospice physician attest that such a visit took place.

The face-to-face encounter requirement for home health and hospice providers was to become effective January 1, 2011. However, due to concerns that some providers may need additional time to establish operational protocols necessary to comply with face-to-face encounter requirements, CMS delayed full enforcement of the requirements until the second quarter of 2011. Beginning with the second quarter, CMS will expect home health and hospice agencies to have fully established such internal processes and have appropriate documentation of required encounters.

In addition, the final rule imposed important therapy assessment requirements. A professional qualified therapist assessment must take place at least once every 30 days during a therapy patient’s course of treatment. For those qualified patients needing 13 or 19 therapy visits, a qualified therapist must perform the therapy service required, assess the patient, and measure and document effectiveness of the 13th visit and the 19th visit for all therapy disciplines caring for the patient. CMS delayed the effective date for all therapy provisions until April 1, 2011 to allow time for home health agencies to take necessary steps to comply.

In July 2010, CMS issued a notice with comment period to update and revise the Medicare hospice wage index for fiscal year 2011. The notice includes a 2.6% increase in the market basket update offset by a 0.8% decrease for the updated wage index data and the second year of the 7-year phase out of the budget neutrality adjustment factor. The net effect of the changes increases the base rate for 2011 by 1.8% and was effective October 1, 2010. We do not expect this change to have a material impact on our future results of operations or financial condition.

Governmental Inquiries and Investigations and Stockholder Litigation

See Note 9 to our consolidated financial statements for a discussion of the recent governmental inquiry, investigations and subsequent stockholder litigation we are involved in. No assurances can be given as to the timing or outcome of these items.

Agency Closures and Consolidations

During 2010, we consolidated 59 operating home health agencies and three hospice agencies with agencies servicing the same markets, closed 19 operating home health agencies and four operating hospice agencies and discontinued the start-up process associated with 41 prospective unopened home health locations and six prospective unopened hospice locations which were incurring expenses.

As part of our exit activities associated with these locations, we recorded $10.2 million in lease liabilities during 2010 associated with future lease obligations, $0.5 million in relocation costs, $0.7 million in severance costs and $2.2 million for the write-off of intangibles during 2010. The following details the financial performance (excluding exit activity costs) of the agencies that we are closing or consolidating (amounts in millions):

	For the Year Ended December 31, 2010
	Home Health		Hospice		Total
	Net Service Revenue	Operating Loss (1)	Net Service Revenue	Operating Loss (1)	Net Service Revenue	Operating Loss (1)
Closures	$8.9	$(4.9)	$1.4	$(0.5)	$10.3	$(5.4)
Consolidations	32.9	(9.2)	2.3	(0.3)	35.2	(9.5)
Unopened Startups	—	(5.8)	—	(0.9)	—	(6.7)

Total	$41.8	$(19.9)	$3.7	$(1.7)	$45.5	$(21.6)

(1)	Excludes the $13.6 million in exit activity costs for 2010.

Results of Operations

During 2010, we completed the acquisition of four home health and hospice agencies compared to 20 home health and hospice agencies in 2009, opened 48 home health and hospice agencies in each of 2010 and 2009 and closed/consolidated 85 home health and hospice agencies in 2010 compared to 10 home health and hospice agencies in 2009. As a result of these acquisitions, start-up activities and agency closures/consolidations, our operating results may not be comparable for the years presented.

During 2010, we incurred certain costs associated with the realignment of operations and legal expenses related to the United States Senate Committee on Finance inquiry and SEC and DOJ investigation discussed in Note 9 to the consolidated financial statements and incurred costs associated with our exit activities as discussed in Note 12 to the consolidated financial statements. In addition during 2010, we settled our Georgia indigent care liability for less than previously accrued for the years 2007 through 2009 and we received a bonus payment from CMS as the result of a pay for performance demonstration. The following details these items (amounts in millions, except per share data):

	For the Year Ended December 31, 2010
	Finanical Statement Line Item Impacted			Total	Net of tax	Diluted EPS
	Net Service Revenue	Other operating expenses	Other income (expense)
Georgia indigent care liability	$3.7	$—	$—	$3.7	$2.2	$0.08
CMS bonus payment	3.6	—	—	3.6	2.2	0.08
Exit activities	—	(13.6)	—	(13.6)	(8.3)	(0.29)
Certain costs	—	(7.8)	(1.8)	(9.6)	(6.0)	(0.21)

Total	$7.3	$(21.4)	$(1.8)	$(15.9)	$(9.7)	$(0.34)

Consolidated

The following table summarizes our consolidated results of operations (amounts in millions):

	For the Years Ended December 31,
	2010	2009	2008
Net service revenue	$1,634.3	$1,513.5	$1,187.4
Gross margin	813.9	789.0	624.8
% of revenue	49.8%	52.1%	52.6%
Other operating expenses	620.4	558.2	467.7
% of revenue	38.0%	36.9%	39.4%

Operating income	193.5	230.8	157.1

Income tax expense	72.3	86.2	54.7
Effective income tax rate	39.0%	38.8%	38.7%

Net income attributable to Amedisys, Inc.	$112.6	$135.8	$86.7

Net Service Revenue

Our net service revenue increased $120.8 million from 2009 to 2010 and consisted of an increase of $84.0 million in home health revenue and $36.8 million in hospice revenue. Start-ups and acquisitions accounted for $70.9 million of the increase.

From 2008 to 2009, our net service revenue increased $326.1 million and consisted of an increase of $291.2 million in home health revenue and $34.9 million in hospice revenue. Start-ups and acquisitions accounted for $162.6 million of the increase.

Gross Margin

The decline in our gross margin percentage from 2009 to 2010 is due primarily to an increase in our cost per visit. Gross margin was also impacted by a decline in the episodes per patient and an increase in visits per episode during 2010. Our cost of service consists of salaries, taxes and benefits (including health care insurance and workers’ compensation insurance); travel and training expenses (primarily reimbursed mileage at a standard rate); and supplies and services expenses (including payments to contract therapists) incurred by our clinical and clerical personnel in our agencies.

Cost of service increased $161.9 million from 2008 to 2009 and consisted of an increase of $146.5 in home health cost of service and $15.4 million in hospice cost of service. Our net service revenue and cost of service is described in more detail in the discussions for our home health and hospice operations.

Operating Income

Our operating income decreased $37.3 million from 2009 and is inclusive of net certain costs of $15.9 million associated with agency closures, legal expenses, and other costs. Additionally, 2010 includes a $5.1 million reduction related to the 2011 CMS rate change. While the change in reimbursement is effective January 1, 2011, it also impacts all episodes in progress as of December 31, 2010.

Other Operating Expenses

Other operating expenses have increased from 2009 to 2010 due to an increase of $29.8 million in salaries and benefits for our field and corporate support staff. Additionally, other operating expenses include $10.2 million and $5.8 million in lease terminations and legal costs, respectively. While we ended the year with a net decrease of 33 agencies, the majority of the closures occurred at the end of the third and into the fourth quarter of 2010. In addition, other operating expenses for the year include additional costs incurred over 2009 on 48 start-ups and four acquired agencies. The overall reduction in costs on closed agencies will not be fully realized until 2011.

The increase in other operating expenses from 2008 to 2009 is primarily due to an increase in salaries and benefits for our field and corporate staff as well as $33.9 million in expenses from our acquisition agencies.

Depreciation and amortization expense added $6.3 million in additional costs from 2009 to 2010 and $7.9 million from 2008 to 2009. This increase is primarily due to the development of computer software and the purchase of additional computers and POC tablets for our agencies. The increase from 2009 to 2010 is inclusive of the write-off of $2.2 million in intangible assets, primarily Medicare licenses, related to agency closures.

Other Expense, Net

Other expense, net is relatively flat from 2009 to 2010 as the $2.5 million decrease in interest expense related to our continued reduction of our outstanding debt which was offset by a $2.4 million increase in loss on the disposal of property and equipment.

Other expense, net decreased $7.3 million from 2008 to 2009 primarily as a result of a decrease in interest expense of $5.0 million as we have reduced our outstanding debt by $113.3 million during 2009 and our weighted-average interest rate decreased from 4.8% in 2008 to 3.5% in 2009.

Income Taxes

The slight increase in the estimated income tax rate from 2009 to 2010 and from 2008 to 2009 is due to the expiration of the Federal income tax credits created as a result of the Work Opportunity Tax Credits created by The Emergency Stabilization Act of 2008.

The increase in income tax expense of $31.5 million from 2008 to 2009 is primarily attributable to an increase in income before income taxes and a slight increase in the estimated income tax rate as discussed above.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Home Health Division

The following table summarizes our home health segment results of operations:

	For the Years Ended December 31,
	2010				2009
	Same Store	Startups/ Acquisitions	Exit Activity (1)	Total	Same Store	Other (2)	Total
Financial Information (in millions):
Episodic-based revenue (3)	$1,368.1	$50.4	$—	$1,418.5	$1,322.1	$18.9	$1,341.0
Non-episodic revenue	71.2	3.7	—	74.9	66.8	1.6	68.4

Net service revenue	1,439.3	54.1	—	1,493.4	1,388.9	20.5	1,409.4
Same store episodic-based revenue growth (4)	3%

Cost of service	708.9	35.7	—	744.6	654.4	15.7	670.1

Gross Margin	730.4	18.4	—	748.8	734.5	4.8	739.3
Other operating expenses	344.3	36.5	8.1	388.9	322.8	21.8	344.6

Operating income	$386.1	$(18.1)	$(8.1)	$359.9	$411.7	$(17.0)	$394.7

Key Statistical Data:
Admissions:
Episodic-based	242,506	11,257	—	253,763	228,491	3,291	231,782
Non-episodic	38,132	2,519	—	40,651	36,026	497	36,523

Total admissions	280,638	13,776	—	294,414	264,517	3,788	268,305

Same store episodic-based admission growth (4)	6%

Recertifications:
Episodic-based	183,962	4,788	—	188,750	202,198	2,559	204,757
Non-episodic	18,195	470	—	18,665	21,447	209	21,656

Total recertifications	202,157	5,258	—	207,415	223,645	2,768	226,413

Same store episodic-based recertification growth (4)	(9)%

Completed Episodes:
Episodic-based	410,759	14,229	—	424,988	405,816	6,159	411,975

Visits:
Episodic-based	7,975,017	266,084	—	8,241,101	7,779,445	102,043	7,881,488
Non-episodic	789,589	34,859	—	824,448	800,527	20,131	820,658

Total visits	8,764,606	300,943	—	9,065,549	8,579,972	122,174	8,702,146

Cost per Visit	$80.88	$118.77	$—	$82.13	$76.26	$127.91	$77.00

Episodic-based visits per completed episode (5)	19.2	17.2	—	19.1	18.5	17.2	18.5

(1)	Exit activity includes the results for the periods subsequent to the agencies closure or consolidation.
(2)	Agencies for the prior period which are not considered same store agencies during 2010 (i.e. agencies closed or consolidated in current period or unopened startups).
(3)	Episodic-based revenue includes $1.3 billion and $1.2 billion in Medicare revenue for 2010 and 2009, respectively.
(4)

Same store episodic-based revenue, admissions or recertifications growth is the percent increase in our same store episodic-based revenue, admissions or recertifications for the period as a percent of the same store episodic-based revenue, admissions or recertifications of the prior period.

(5)	Episodic-based visits per completed episode as the home health episodic-based visits on completed episodes divided by the home health episodic-based episodes completed during the period.

Net Service Revenue

Our home health revenue growth consisted of $50.4 million from our same store agencies, $32.7 million from our start-up agencies and $21.4 million from our acquisitions, which were offset by a decrease of $20.5 million from agencies we closed or merged in 2010. Medicare revenue includes $3.6 million received from CMS for our participation in a pay for performance demonstration, $3.7 million for the settlement of our Georgia indigent care liability for years 2007 through 2009 and a $5.1 million reduction in revenue for the rate change on our episodes in progress at December 31, 2010. Excluding the CMS bonus payment and Georgia indigent care settlement, our total episodic-based revenue increased $70.2 million or 5%. The increase is related to a 4% increase in our revenue per episode and a 1% increase in our episode volume. The volume growth consisted of a 9% increase in admissions offset by a 8% decrease in recertifications.

Total episodic-based admissions increased approximately 9% primarily on growth in non-Medicare episodic-based admissions which increased 40% as we continue to benefit from our national agreement with Humana. Our Medicare revenue growth was 1% on a same store basis.

We have continued to experience a decline in the number of recertifications and expect the trend to continue into 2011. Our recertifications will vary based on the clinical needs of our patients.

Our average episodic-based revenue per completed episode increased from $3,166 to $3,311 as a result of a 1.8% increase in our base rate effective January 1, 2010, a 3% increase in the base rate on rural episodes (approximately 25% of our episodes) completed subsequent to March 31, 2010, and continued deployment and growth in our therapy intensive specialty programs.

Cost of Service, excluding Depreciation and Amortization

Our home health cost of service increased $74.5 million on a 363,403 increase in visits which accounted for $28.0 million of the increase with the remainder from the $5.13 increase in cost per visit. The increase in visits is due to the growth in the number of episodes as well as an increase in the number of visits per episode which is also a driver in our increase in revenue per episode for 2010. The primary factors contributing to the increase in cost per visit were an increase in the percentage of total visits performed by therapists, an increase in the number of clinicians (the majority of which are therapists) that were being paid on a salary basis, and an increase in the ratio of clinical managers per patient census. During the third and fourth quarters of 2010, we began and substantially completed the conversion of salaried therapists to our pay per visit model which we anticipate will result in a lower cost per visit in the future. We are continuing to evaluate our ratio of clinical managers per patient census.

Other Operating Expenses

Our other operating expenses increased $44.3 million with the primary drivers being salary and benefits and lease costs. The increase in salaries and benefits is due to additional resources added to agencies and acquisition and start-up activity. The increase is inclusive of $9.1 million in lease expense related to exit activities.

Hospice Division

The following table summarizes our hospice segment results of operations:

	For the Year Ended December 31,
	2010				2009
	Same Store	Startups/ Acquisitions	Exit Activity (1)	Total	Same Store	Other (2)	Total
Financial Information (in millions):
Medicare revenue	$117.2	$16.0	$—	$133.2	$97.3	$0.9	$98.2
Non-Medicare revenue	6.9	0.8	—	7.7	5.8	0.1	5.9

Net service revenue	124.1	16.8	—	140.9	103.1	1.0	104.1
Same store medicare revenue growth (3)	20%

Cost of service	64.3	11.6	—	75.9	52.7	1.7	54.4

Gross margin	59.8	5.2	—	65.0	50.4	(0.7)	49.7
Other operating expenses	25.3	8.8	0.2	34.3	25.1	2.5	27.6

Operating income	$34.5	$(3.6)	$(0.2)	$30.7	$25.3	$(3.2)	$22.1

Key Statistical Data:
Hospice admits	9,938	1,572	—	11,510	8,899	103	9,002
Hospice days	928,266	122,943	—	1,051,209	777,731	6,846	784,577
Average daily census	2,543	337	—	2,880	2,131	19	2,150
Revenue per day	$133.68	$136.75	$—	$134.04	$132.68	$136.32	$132.71
Cost of service per day	$69.22	$94.54	$—	$72.18	$67.73	$246.54	$69.29
Average length of stay	89	75	—	87	82	61	82

(1)	Exit activity includes the results for the periods subsequent to the agencies closure or consolidation.
(2)	Agencies for the prior period which are not considered same store agencies during 2010 (i.e. agencies closed or consolidated in current period or unopened startups).
(3)	Same Store Medicare revenue growth is the percent increase in our same store Medicare revenue for the period as a percent of the same store Medicare revenue of the prior period

Net Service Revenue

Our hospice revenue growth consisted of $21.0 million from our same store agencies, $6.1 million from our start-up agencies and $10.7 million from our acquisitions which were offset by a decrease of $1.0 million from agencies we closed or merged in 2010. Hospice revenue is primarily impacted by average daily census, levels of care and payment rates. Overall, our average daily census increased from 2,150 in 2009 to 2,880 in 2010 with 2,543 of our census attributable to our same store agencies during 2010. Our 2010 revenue includes an increase related to an annual hospice rate increase effective October 1, 2009, which was approximately 1.4%. Additionally, our 2010 hospice revenue is net of a $1.9 million hospice cap adjustment, which is up $1.8 million from 2009.

Cost of Service excluding Depreciation and Amortization

Our hospice cost of service increased $21.5 million (39.5%) due to the 34% increase in our average daily census over 2009. Our hospice clinicians are generally paid on a salaried basis, and our agencies are staffed based on the average census of the agency.

Other Operating Expenses

Our other operating expenses increased $6.7 million from 2009 primarily due to a $4.7 million increase in salaries and benefits and a $2.3 million increase in lease expense, which is inclusive of $1.1 million in exit activity costs. The increase in salaries and benefits is attributable to the 35% increase in net service revenue as we have seen significant growth in our average daily census, which required additional administrative resources.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Home Health Division

The following table summarizes our home health segment results of operations:

	For the Years Ended December 31,
	2009				2008
	Same Store	Startups/ Acquisitions	Exit Activity (1)	Total	Same Store	Other (2)	Total
Financial Information (in millions):
Episodic-based revenue (3)	$1,206.8	$134.2	$—	$1,341.0	$1,042.2	$10.0	$1,052.2
Non-episodic revenue	57.4	11.0	—	68.4	63.0	3.0	66.0

Net service revenue	1,264.2	145.2	—	1,409.4	1,105.2	13.0	1,118.2
Same store episodic-based revenue growth (4)	16%

Cost of service	593.0	77.1	—	670.1	513.7	9.9	523.6

Gross margin	671.2	68.1	—	739.3	591.5	3.1	594.6
Other operating expenses	288.0	55.8	0.8	344.6	279.9	12.9	292.8

Operating income	$383.2	$12.3	$(0.8)	$394.7	$311.6	$(9.8)	$301.8

Key Statistical Data:
Admissions:
Episodic-based	203,478	28,304	—	231,782	197,760	1,611	199,371
Non-episodic	30,968	5,555	—	36,523	34,391	292	34,683

Total admissions	234,446	33,859	—	268,305	232,151	1,903	234,054

Same store episodic-based admission growth (4)	3%

Recertifications:
Episodic-based	189,052	15,705	—	204,757	176,815	2,025	178,840
Non-episodic	18,838	2,818	—	21,656	21,698	375	22,073

Total recertifications	207,890	18,523	—	226,413	198,513	2,400	200,913

Same store episodic-based recertification growth (4)	7%

Completed Episodes:
Episodic-based	372,056	39,919	—	411,975	348,205	3,927	352,132

Visits:
Episodic-based	7,112,604	768,884	—	7,881,488	6,257,885	64,994	6,322,879
Non-episodic	709,459	111,199	—	820,658	665,461	15,860	681,321

Total visits	7,822,063	880,083	—	8,702,146	6,923,346	80,854	7,004,200

Cost per Visit	$75.81	$87.63	$—	$77.00	$74.20	$122.43	$74.76

Episodic-based visits per completed episode (5)	18.6	17.7	—	18.5	17.2	17.2	17.2

(1)	Exit activity includes the results for the periods subsequent to the agencies closure or consolidation.
(2)	Agencies for the prior period which are not considered same store agencies during 2010 (i.e. agencies closed or consolidated in current period or unopened startups).
(3)	Episodic-based revenue includes $1.2 billion and $969.5 million in medicare revenue for 2009 and 2008, respectively.
(4)

Same store episodic-based revenue, admissions or recertifications growth is the percent increase in our same store episodic-based revenue, admissions or recertifications for the period as a percent of the same store episodic-based revenue, admissions or recertifications of the prior period.

(5)	Episodic-based visits per completed episode as the home health episodic-based visits on completed episodes divided by the home health episodic-based episodes completed during the period.

Net Service Revenue

Our home health revenue growth consisted of $159.0 million from our same store agencies, $40.4 million from our start-up agencies and $104.8 million from our acquisitions which were offset by a decrease of $13.0 million from agencies we closed or merged in 2009. The increase in our same store agencies was primarily related to growth in our same store episodic-based revenue, which increased by $164.6 million or 16% from 2008 to 2009, with 5% of the increase related to growth in admission and recertification volume and 11% of the increase attributable to revenue per episode.

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

Cost of Service, excluding Depreciation and Amortization

Of the $146.5 million increase in cost of service from 2008 to 2009, $99.2 million is related to increased costs from our same store agencies and start-up agencies and $54.1 million is related to acquisitions which were offset by a decrease of $6.8 million from agencies we closed or merged in 2009. The $99.2 million increase in same store and start-up agency expenses was primarily related to the increase in the number of visits performed by our same store and start-up agencies, which increased by 16.3% or approximately 1.1 million visits from 2008.

Our cost per visit increased from $74.76 in 2008 to $77.00 in 2009. Factors contributing to the increase in our cost per visit include the mix of clinicians performing visits (i.e. registered nurses, therapists, home health aides, etc), wage inflation and use of contract therapists. While the majority of our clinicians are paid on a per visit basis, we do hire some clinicians on a salaried basis for an initial period before converting to our pay per visit model. Also, newly acquired agencies generally have a higher cost per visit and take up to 18 to 24 months to reach the labor efficiencies of our existing agencies. Additionally contributing to the increase in our cost per visit during 2009 was an increase in the ratio of clinical managers per patient census. Our clinical managers are responsible for the clinical oversight of our patient care and we have added these managers as part of our strategy of continuing to improve our patient outcomes.

Hospice Division

The following table summarizes our hospice segment results of operations:

	For the Years Ended December 31,
	2009			2008
	Same Store	Startups/ Acquisitions	Total	Same Store	Other (1)	Total
Financial Information (in millions):
Medicare revenue	$81.6	$16.6	$98.2	$64.8	$—	$64.8
Non-Medicare revenue	5.1	0.8	5.9	4.4	—	4.4

Net service revenue	86.7	17.4	104.1	69.2	—	69.2
Same store medicare revenue growth (2)	26%

Cost of service	43.5	10.9	54.4	38.0	1.0	39.0

Gross margin	43.2	6.5	49.7	31.2	(1.0)	30.2
Other operating expenses	20.3	7.3	27.6	18.0	1.8	19.8

Operating income	$22.9	$(0.8)	$22.1	$13.2	$(2.8)	$10.4

Key Statistical Data:
Hospice admits	7,459	1,543	9,002	6,505	—	6,505
Hospice days	654,489	130,088	784,577	537,286	—	537,286
Average daily census	1,793	357	2,150	1,468	—	1,468
Revenue per day	$132.45	$133.25	$132.71	$128.71	$—	$128.71
Cost of service per day	$66.50	$83.38	$69.29	$70.69	$—	$72.59
Average length of stay	82	85	82	82	—	82

(1)	Agencies for the prior period which are not considered same store agencies during 2010 (i.e. agencies closed or consolidated in current period or unopened startups).
(2)	Same Store Medicare revenue growth is the percent increase in our same store Medicare revenue for the period as a percent of the same store Medicare revenue of the prior period.

Net Service Revenue

Our hospice revenue growth consisted of $17.5 million from our same store agencies, $2.1 million from our start-up agencies and $15.3 million from our acquisitions. Hospice revenue is primarily impacted by average daily census, levels of care and payment rates. Overall, our average daily census increased from 1,468 in 2008 to 2,150 for 2009. The key components of changes in average daily census are admissions and the patients’ average length of stay once they are under our care. Our patient’s average length of stay was 82 days for 2008 and 2009. Our 2009 revenue includes an increase related to an annual hospice rate increase effective October 1, 2008, which was approximately 1.9%

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Years Ended December 31,
	2010	2009	2008
Cash provided by operating activities	$206.3	$247.7	$150.7
Cash used in investing activities	(73.6)	(97.3)	(505.7)
Cash (used in) provided by financing activities	(46.9)	(118.7)	301.6

Net increase (decrease) in cash and cash equivalents	85.8	31.7	(53.4)
Cash and cash equivalents at beginning of period	34.5	2.8	56.2

Cash and cash equivalents at end of period	$120.3	$34.5	$2.8

Cash provided by operating activities decreased $41.4 million during 2010 compared to 2009, primarily as a result of changes in net income, patient accounts receivable, accounts payable and accrued expenses.

Cash used in investing activities decreased $23.7 million during 2010 compared to 2009 primarily due to the decrease in our acquisition activity during 2010 compared to 2009 offset by an increase in purchases of property plant and equipment in 2010 compared to 2009.

Cash used in financing activities decreased $71.8 million during 2010 compared to 2009, primarily due to a decrease in draws and repayments on our revolving credit facility offset by $11.8 million in the repurchase of stock under our stock repurchase program. We decreased our outstanding long-term obligations net of borrowings by $33.3 million from December 31, 2009.

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program; however, from time to time, we can and do obtain additional sources of liquidity through sales of our equity or by incurrence of additional indebtedness. As of December 31, 2010, we had $120.3 million in cash and cash equivalents and $234.6 million in availability under our $250.0 million Revolving Credit Facility.

During 2010, we spent $38.5 million in routine capital expenditures, which primarily included equipment, furniture and computer software and $25.5 million in capital expenditures related to the implementation of our enterprise resource planning system and a company-wide refresh of computer hardware. Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements over the next twelve months and into the foreseeable future.

Outstanding Patient Accounts Receivable

Our patient accounts receivable, net decreased $8.8 million from 2009 to 2010 as our cash collection as a percentage of revenue was 100.7% and 101.1% for 2010 and 2009, respectively.

Our patient accounts receivable includes unbilled receivables, which are aged based upon our initial service date. At December 31, 2010, the unbilled patient accounts receivable, as a percentage of gross patient accounts receivable, was 28.3%, or $47.9 million compared to 19.8% or $36.7 million at December 31, 2009. We monitor unbilled receivables on an agency by agency basis to ensure that all efforts are made to bill claims within timely filing deadlines. The timely filing deadlines vary by state for Medicaid-reimbursable services and among insurance companies.

Our provision for estimated revenue adjustments (which is deducted from our service revenue to determine net service revenue) and provision for doubtful accounts were as follows for the periods indicated (in millions). We fully reserve for both our Medicare and other patient accounts receivable that are aged over 360 days.

	For the Years Ended December 31,
	2010	2009
Provision for estimated revenue adjustments	$7.0	$8.8
Provision for doubtful accounts	19.2	20.2

Total	$26.2	$29.0

As a percent of revenue	1.6%	1.9%

The following schedule details our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding, net):

	0-90	91-180	181-365	Over 365	Total
At December 31, 2010:
Medicare patient accounts receivable, net (1)	$89.4	$16.4	$1.3	$—	$107.1

Other patient accounts receivable:
Medicaid	6.0	2.2	2.0	0.1	10.3
Private	27.2	9.9	7.0	1.0	45.1

Total	$33.2	$12.1	$9.0	$1.1	$55.4

Allowance for doubtful accounts (2)					(21.0)

Non-Medicare patient accounts receivable, net					$34.4

Total patient accounts receivable, net					$141.5

Days revenue outstanding, net (3)					32.8

	0-90	91-180	181-365	Over 365	Total
At December 31, 2009:
Medicare patient accounts receivable, net (1)	$90.1	$20.4	$4.8	$0.2	$115.5

Other patient accounts receivable:
Medicaid	6.3	2.7	3.5	2.8	15.3
Private	20.5	10.6	9.7	5.1	45.9

Total	$26.8	$13.3	$13.2	$7.9	$61.2

Allowance for doubtful accounts (2)					(26.4)

Non-Medicare patient accounts receivable, net					$34.8

Total patient accounts receivable, net					$150.3

Days revenue outstanding, net (3)					33.9

(1)

The following table summarizes the activity and ending balances in our estimated revenue adjustments (amounts in millions), which is recorded to reduce our Medicare outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the Years Ended December 31,
	2010	2009
Balance at beginning of period	$8.7	$7.2
Provision for estimated revenue adjustments	7.0	8.8
Write offs	(9.2)	(7.3)

Balance at end of period	$6.5	$8.7

Our estimated revenue adjustments were 5.7% and 7.0% of our outstanding Medicare patient accounts receivable at December 31, 2010 and 2009, respectively.

(2)

The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in millions), which is recorded to reduce only our Medicaid and private payer outstanding patient accounts receivable to their estimated net realizable value.

	For the Years Ended December 31,
	2010	2009
Balance at beginning of period	$26.4	$27.1
Provision for doubtful accounts	19.2	20.2
Write offs	(24.6)	(21.1)
Acquired through acquisitions	—	0.2

Balance at end of period	$21.0	$26.4

Our allowance for doubtful accounts was 37.8% and 43.1% of our outstanding Medicaid and Private patient accounts receivable at December 31, 2010 and 2009, respectively.

(3)

Our calculation of days revenue outstanding, net is derived by dividing our ending net patient accounts receivable (i.e., net of estimated revenue adjustments and allowance for doubtful accounts) at December 31, 2010 and 2009 by our average daily net patient revenue for the three-month periods ended December 31, 2010 and 2009, respectively.

Indebtedness

Senior Notes, Term Loan and Revolving Credit Facility

In 2008, we entered into a $100.0 million Note Purchase Agreement (the “Note Purchase Agreement”), pursuant to which we issued and sold on March 26, 2008, three series of Senior Notes (the “Senior Notes”) in an aggregate principal amount of $100.0 million. Interest on the Senior Notes is payable at the prescribed rates semi-annually on March 25 and September 25 of each year beginning September 25, 2008. The Senior Notes are unsecured, but are guaranteed by all of our material subsidiaries.

In 2008, we entered into a $400.0 million Credit Agreement (the “Credit Agreement”), which consists of: (i) a $150.0 million, five-year Term Loan (the “Term Loan”) and (ii) a $250.0 million, five-year Revolving Credit Facility (the “Revolving Credit Facility”). The Revolving Credit Facility provides for and includes within its $250.0 million limit a $15.0 million swingline facility and commitments for up to $25.0 million in letters of credit. The Revolving Credit Facility may be utilized by us to provide ongoing working capital and for other general corporate purposes. The Term Loan and Revolving Credit Facility are unsecured, but are guaranteed by all of our material subsidiaries.

The Term Loan is repayable in 20 equal quarterly installments of $7.5 million each plus accrued interest beginning on June 30, 2008, with any remaining balance due at maturity on March 26, 2013. Upon occurrence of certain events, including our issuance of capital stock, if our leverage ratio at the time of issuance is equal to or in excess of 2.50 and certain asset sales by us where the cash proceeds are not reinvested within a specified time period, mandatory prepayments are required in the amounts specified in the Credit Agreement and Note Purchase Agreement. Mandatory prepayments are paid ratably to the lenders under the Credit Agreement and the holders of Senior Notes, based upon the respective indebtedness outstanding. Amounts paid to the lenders under the Credit Agreement are applied first to the Term Loan, with any excess applied to amounts outstanding under the Revolving Credit Facility, without reduction in the commitments to make revolving loans under the Revolving Credit Facility.

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

Our weighted-average interest rate for our five year Term Loan was 1.1% and 1.7% for 2010 and 2009, respectively.

The Credit Agreement and the Note Purchase Agreement require us to meet two financial covenants which are calculated on a rolling four quarter basis. One is a total leverage ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), which cannot exceed 2.5, and the second is a fixed charge coverage ratio of adjusted EBITDA plus rent expense to certain fixed charges (i.e. interest expense, required principal payments, capital expenditures, etc), which is required to be greater than 1.25. The Credit Agreement also contains customary covenants, including, but not limited to, restrictions on (a) incurrence of liens; (b) incurrence of additional debt; (c) sales of assets or other fundamental corporate changes; (d) investments; (e) declarations of dividends; and (f) capital expenditures. These covenants contain customary exclusions and baskets. As of December 31, 2010, our total leverage ratio (used to compute the margin and commitment fees, described above) was 0.8, our fixed charge coverage ratio was 1.7, and we were in compliance with the covenants associated with our long-term obligations.

As of December 31, 2010, our availability under our $250.0 million Revolving Credit Facility was $234.6 million as we had $15.4 million outstanding in letters of credit.

Promissory Notes

Our promissory notes outstanding of $14.4 million as of December 31, 2010 were generally issued for two-year periods in amounts between $0.2 million and $8.7 million and bear interest in a range of 2.32% to 7.25%. These promissory notes are primarily promissory notes issued in conjunction with our acquisitions for a portion of the purchase price and also include promissory notes issued for software licenses, unrelated to acquisitions.

Contractual Obligations and Medicare Liabilities

Our future contractual obligations and Medicare liabilities at December 31, 2010 were as follows (amounts in millions):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term obligations	$181.9	$37.2	$78.3	$66.4	$—
Uncertain tax positions	0.7	0.7
Interest on long-term obligations (1)	21.7	7.0	11.4	3.3	—
Operating leases	94.9	32.2	46.7	15.9	0.1
Purchase obligations	17.3	6.4	9.6	1.3	—
Medicare liabilities	4.6	4.6	—	—	—

	$321.1	$88.1	$146.0	$86.9	$0.1

(1)	Interest on debt with variable rates was calculated using the current rate of that particular debt instrument at December 31, 2010.

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

Revenue Recognition

We earn net service revenue through our home health and hospice agencies by providing a variety of services almost exclusively in the homes of our patients. This net service revenue is earned and billed either on an episode of care basis, on a per visit basis or on a daily basis depending upon the payment terms and conditions established with each payor for services provided. We refer to home health revenue earned and billed on a 60-day episode of care as episodic-based revenue. For the services we provide, Medicare is our largest payor.

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

We make adjustments to Medicare revenue on completed episodes to reflect differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We estimate the impact of such adjustments based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record this estimate during the period in which services are rendered as an estimated revenue adjustment and a corresponding reduction to patient accounts receivable. Therefore, we believe that our reported net service revenue and patient accounts receivable will be the amounts ultimately realized from Medicare for services rendered.

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate earned revenue on episodes in progress on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of December 31, 2010 and 2009, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and therefore the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our consolidated balance sheets for such periods.

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

Hospice Revenue Recognition

Hospice Medicare Revenue

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates based on a 90-day episode of care basis for the first two hospice episodes of care and on a 60-day episode of care basis for any subsequent hospice episodes. The estimated payment rates are daily or hourly rates for each of the four levels of care we deliver. The four main levels of care we provide are routine care, general inpatient care, continuous home care and respite care. Routine care accounts for 99%, 98% and 97% of our net hospice Medicare revenue for 2010, 2009 and 2008, respectively. We make adjustments to Medicare revenue for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes our historical collection rate on Medicare claims, and record it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable.

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, we monitor our provider numbers and estimate amounts refundable to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in other accrued liabilities. As of December 31, 2010 and 2009, we had $1.9 million and $0.1 million, respectively, recorded for estimated amounts due back to Medicare in other accrued liabilities in our accompanying consolidated balance sheets. As a result of our adjustments, we believe our revenue and patients accounts receivable are recorded at amounts that will be ultimately realized.

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

Patient Accounts Receivable

Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. We believe there is a certain level of credit risk associated with non-Medicare payors. To provide for our non-Medicare patient accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying amount to its estimated net realizable value. We believe the credit risk associated with our Medicare accounts, which represent 76% and 77% of our net patient accounts receivable at December 31, 2010 and 2009, respectively, is limited due to (i) our historical collection rate of over 99% from Medicare and (ii) the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable, which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. During 2010, 2009 and 2008, we recorded $7.0 million, $8.8 million and $6.4 million, respectively, in estimated revenue adjustments to Medicare revenue. There is no single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables, and thus we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable.

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

Goodwill and Other Intangible Assets

Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is not amortized, but is subject to an annual impairment test. Tests are performed more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. To determine whether goodwill is impaired, we perform a two-step impairment test. In the first step of the test, the fair values of the reporting units are compared to their aggregate carrying values, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and no further testing is required. If the fair value of the reporting unit is less than its carrying amount, we would proceed to step two of the test. In step two of the test, the implied fair value of the goodwill of the reporting unit is determined by a hypothetical allocation of the fair value calculated in step one to all of the assets and liabilities of that reporting unit (including any recognized and unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value was reflective of the price paid to acquire the reporting unit. The implied fair value of goodwill is the excess, if any, of the calculated fair value after hypothetical allocation to the reporting unit’s assets and liabilities. If the implied fair value of the goodwill is greater than the carrying amount of the goodwill at the analysis date, goodwill is not impaired and the analysis is complete. If the implied fair value of the goodwill is less than the carrying value of goodwill at the analysis date, goodwill is deemed impaired by the amount of that variance.

We calculate the estimated fair value of our reporting units using discounted cash flows and an analysis of market capitalization. To determine fair values we must make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about operations, capital requirements and income taxes), long-term growth rates for determining terminal value, and discount rates. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in operating performance. Significant differences between these estimates and actual cash flows could materially adversely affect our future financial results. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of all reporting units. Where available and appropriate, comparative market multiples are used to corroborate the results of our discounted cash flow test.

We completed our annual impairment test of goodwill as of October 31, 2010 and determined that no goodwill impairment existed as of October 31, 2010. Although we believe that the financial projections used are reasonable and appropriate for all of our reporting units, there is uncertainty inherent in those projections. As of December 31, 2010 we determined that no events or circumstances from October 31, 2010 through December 31, 2010 indicated that a further assessment was necessary.

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

New Accounting Pronouncements

In August 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-24, Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries which clarifies for medical malpractice claims or similar contingent liabilities, a health care entity should not net insurance recoveries against a related claim liability. The amendments in the this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility and Term Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our consolidated statements of operations and our consolidated statements of cash flows will be exposed to changes in interest rates. As of December 31, 2010, the total amount of outstanding debt subject to interest rate fluctuations was $67.5 million. A 1.0% interest rate change would cause interest expense to change by approximately $0.7 million annually.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2010, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures were effective as of December 31, 2010, the end of the period covered by this Annual Report.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded our internal control over financial reporting was effective as of December 31, 2010.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended December 31, 2010, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Amedisys, Inc.:

We have audited Amedisys, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Amedisys, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Amedisys, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Amedisys, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated income statements, statements of stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 22, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baton Rouge, Louisiana

February 22, 2011

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the 2011 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2011 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2011 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2011 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the 2011 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

		Report of independent registered public accounting firm	F-1
		Consolidated balance sheets at December 31, 2010 and 2009	F-2
For each of the years in the three-year period ended December 31, 2010:
		Consolidated income statements	F-3
		Consolidated statements of stockholders’ equity and comprehensive income	F-4
		Consolidated statements of cash flows	F-5
		Notes to consolidated financial statements	F-6

	2.	Financial Statement Schedules

There are no financial statement schedules included in this report.

	3.	Exhibits

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

Date: February 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ WILLIAM F. BORNE William F. Borne	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 22, 2011

/s/ DALE E. REDMAN Dale E. Redman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2011

/s/ JAKE L. NETTERVILLE Jake L. Netterville	Director	February 22, 2011

/s/ DAVID R. PITTS David R. Pitts	Director	February 22, 2011

/S/ PETER F. RICCHIUTI Peter F. Ricchiuti	Director	February 22, 2011

/s/ RONALD A. LABORDE Ronald A. Laborde	Director	February 22, 2011

/s/ DONALD A. WASHBURN Donald A. Washburn	Director	February 22, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Amedisys, Inc.:

We have audited the accompanying consolidated balance sheets of Amedisys, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated income statements, statements of stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amedisys, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Amedisys Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Baton Rouge, Louisiana

February 22, 2011

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	As of December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$120,295	$34,485
Patient accounts receivable, net of allowance for doubtful accounts of $20,977 and $26,371	141,549	150,269
Prepaid expenses	9,947	10,279
Other current assets	22,139	23,003

Total current assets	293,930	218,036
Property and equipment, net of accumulated depreciation of $78,074 and $59,780	138,554	91,919
Goodwill	791,412	786,923
Intangible assets, net of accumulated amortization of $17,135 and $11,826	53,393	57,608
Other assets, net	22,536	17,865

Total assets	$1,299,825	$1,172,351

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$23,374	$16,535
Payroll and employee benefits	100,700	119,619
Accrued expenses	36,149	33,035
Obligations due Medicare	4,618	4,618
Current portion of long-term obligations	37,178	44,254
Current portion of deferred income taxes	14,285	11,245

Total current liabilities	216,304	229,306
Long-term obligations, less current portion	144,688	170,899
Deferred income taxes	52,286	29,399
Other long-term obligations	6,832	6,412

Total liabilities	420,110	436,016

Commitments and Contingencies—Note 9
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 29,867,701 and 28,303,216 shares issued; and 29,232,807 and 28,191,174 shares outstanding	29	28
Additional paid-in capital	407,156	363,670
Treasury stock at cost, 634,894 and 112,042 shares of common stock	(14,022)	(735)
Accumulated other comprehensive income	25	114
Retained earnings	484,669	372,089

Total Amedisys, Inc. stockholders’ equity	877,857	735,166
Noncontrolling interests	1,858	1,169

Total equity	879,715	736,335

Total liabilities and equity	$1,299,825	$1,172,351

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2010	2009	2008
Net service revenue	$1,634,319	$1,513,459	$1,187,415
Cost of service, excluding depreciation and amortization	820,460	724,465	562,633
General and administrative expenses:
Salaries and benefits	357,502	327,738	264,029
Non-cash compensation	10,634	7,848	6,372
Other	198,410	174,170	152,876
Provision for doubtful accounts	19,214	20,178	23,998
Depreciation and amortization	34,589	28,312	20,406

Operating expenses	1,440,809	1,282,711	1,030,314

Operating income	193,510	230,748	157,101
Other (expense) income:
Interest income	435	213	1,027
Interest expense	(9,201)	(11,670)	(16,627)
Equity in earnings from unconsolidated joint ventures	3,016	2,343	890
Miscellaneous, net	(2,178)	760	(1,035)

Total other expense, net	(7,928)	(8,354)	(15,745)

Income before income taxes	185,582	222,394	141,356
Income tax expense	(72,309)	(86,171)	(54,743)

Net income	113,273	136,223	86,613
Net (income) loss attributable to noncontrolling interests	(693)	(386)	69

Net income attributable to Amedisys, Inc.	$112,580	$135,837	$86,682

Net income per share attributable to Amedisys, Inc. common stockholders:
Basic	$4.02	$4.99	$3.28

Diluted	$3.95	$4.89	$3.22

Weighted average shares outstanding:
Basic	28,032	27,231	26,445

Diluted	28,484	27,759	26,903

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(Amounts in thousands, except share data)

	Total	Amedisys, Inc. Common Stockholders							Noncontrolling Interests
		Comprehensive Income	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings
			Shares	Amount
Balance, December 31, 2007	$447,823		26,368,644	$26	$297,802	$(437)	$10	$149,570	$852
Issuance of stock—employee stock purchase plan	3,806	—	96,036	—	3,806	—	—	—	—
Issuance of stock—401(k) plan	12,384	—	265,094	1	12,383	—	—	—	—
Exercise of stock options and warrants	2,848	—	223,237	—	2,848	—	—	—	—
Issuance of non-vested stock	—	—	130,220	—	—	—	—	—	—
Non-cash compensation	6,372	—	—	—	6,372	—	—	—	—
Tax benefit from stock option exercises	2,909	—	—	—	2,909	—	—	—	—
Surrendered shares	(180)	—	—	—	—	(180)	—	—	—
Comprehensive income:
Net income	86,613	86,682	—	—	—	—	—	86,682	(69)
Other comprehensive income:
Unrealized (loss) on deferred compensation plan assets	(457)	(457)	—	—	—	—	(457)	—	—

Comprehensive income	86,156	$86,225	—	—	—	—	—	—	(69)

Balance, December 31, 2008	562,118		27,083,231	27	326,120	(617)	(447)	236,252	783
Issuance of stock—employee stock purchase plan	5,342	—	179,272	—	5,342	—	—	—	—
Issuance of stock—401(k) plan	19,083	—	543,140	1	19,082	—	—	—	—
Exercise of stock options	3,772	—	227,887	—	3,772	—	—	—	—
Issuance of non-vested stock	—	—	157,644	—	—	—	—	—	—
Non-cash compensation	7,848	—	—	—	7,848	—	—	—	—
Tax benefit from stock option exercises	1,506	—	—	—	1,506	—	—	—	—
Surrendered shares	(118)	—	—	—	—	(118)	—	—	—
Comprehensive income:
Net income	136,223	135,837	—	—	—	—	—	135,837	386
Other comprehensive income:
Unrealized gain on deferred compensation plan assets	561	561	—	—	—	—	561	—	—

Comprehensive income	136,784	$136,398	—	—	—	—	—	—	386

Balance, December 31, 2009	736,335		28,191,174	28	363,670	(735)	114	372,089	1,169
Issuance of stock—employee stock purchase plan	6,204	—	188,089	—	6,204	—	—	—	—
Issuance of stock—401(k) plan	22,762	—	579,303	1	22,761	—	—	—	—
Exercise of stock options	1,501	—	118,220	—	1,501	—	—	—	—
Issuance of non-vested stock	—	—	156,021	—	—	—	—	—	—
Non-cash compensation	10,634	—	—	—	10,634	—	—	—	—
Tax benefit from stock option exercises	2,386	—	—	—	2,386	—	—	—	—
Surrendered shares	(1,491)	—	—	—	—	(1,491)	—	—	—
Shares repurchased	(11,796)	—	—	—	—	(11,796)	—	—	—
Acquired noncontrolling interests	300	—	—	—	—	—	—	—	300
Noncontrolling interest distribution	(304)	—	—	—	—	—	—	—	(304)
Comprehensive income:
Net income	113,273	112,580	—	—	—	—	—	112,580	693
Other comprehensive income:
Unrealized (loss) on deferred compensation plan assets	(89)	(89)	—	—	—	—	(89)	—	—

Comprehensive income	113,184	$112,491	—	—	—	—	—	—	693

Balance, December 31, 2010	$879,715		29,232,807	$29	$407,156	$(14,022)	$25	$484,669	$1,858

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities:
Net income	$113,273	$136,223	$86,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,589	28,312	20,406
Provision for doubtful accounts	19,214	20,178	23,998
Non-cash compensation	10,634	7,848	6,372
401(k) employer match	22,762	19,083	12,384
Loss on disposal of property and equipment	3,236	822	673
Deferred income taxes	25,927	21,547	29,436
Write off of deferred debt issuance costs	—	—	406
Equity in earnings of unconsolidated joint ventures	(3,016)	(2,343)	(890)
Amortization of deferred debt issuance costs	1,576	1,576	1,207
Return on equity investment	1,765	980	337
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(10,494)	5,200	(60,478)
Other current assets	1,856	(14,951)	(4,095)
Other assets	(2,260)	2,209	228
Accounts payable	4,694	2,493	(11,124)
Accrued expenses	(17,903)	15,750	45,378
Other long-term obligations	420	2,732	(110)

Net cash provided by operating activities	206,273	247,659	150,741

Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	2,592	956	600
Proceeds from the sale of property and equipment	49	41	32
Purchases of deferred compensation plan assets	(1,089)	(3,107)	(1,849)
Purchases of property and equipment	(63,971)	(36,359)	(28,385)
Purchase of investment	(5,000)	—	—
Acquisitions of businesses, net of cash acquired	(3,821)	(53,572)	(471,319)
Acquisitions of reacquired franchise rights	(2,376)	(5,214)	(4,730)

Net cash (used in) investing activities	(73,616)	(97,255)	(505,651)

Cash Flows from Financing Activities:
Outstanding checks in excess of bank balance	—	(4,548)	4,548
Proceeds from issuance of stock upon exercise of stock options and warrants	1,501	3,772	2,848
Proceeds from issuance of stock to employee stock purchase plan	6,204	5,342	3,806
Tax benefit from stock option exercises	2,386	1,506	2,909
Non-controlling interest distribution	(304)	—	—
Proceeds from revolving line of credit	—	50,200	234,200
Repayments of revolving line of credit	—	(130,700)	(153,700)
Proceeds from issuance of long-term obligations	—	—	250,000
Payment of deferred financing fees	—	—	(8,124)
Purchase of company stock	(11,796)	—	—
Principal payments of long-term obligations	(44,838)	(44,338)	(34,920)

Net cash (used in) provided by financing activities	(46,847)	(118,766)	301,567

Net increase (decrease) in cash and cash equivalents	85,810	31,638	(53,343)
Cash and cash equivalents at beginning of period	34,485	2,847	56,190

Cash and cash equivalents at end of period	$120,295	$34,485	$2,847

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$8,339	$10,339	$12,950

Cash paid for income taxes, net of refunds received	$50,765	$68,635	$20,138

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
Notes payable issued for acquisitions	$750	$9,455	$6,827

Notes payable issued for software licenses	$10,801	$1,463	$2,126

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

1. NATURE OF OPERATIONS AND CONSOLIDATION OF FINANCIAL STATEMENTS

Amedisys, Inc., a Delaware corporation, and its consolidated subsidiaries (“Amedisys,” “we,” “us,” or “our”) are a multi-state provider of home health and hospice services with approximately 86%, 88% and 87% of our net service revenue derived from Medicare for 2010, 2009 and 2008, respectively. As of December 31, 2010, we had 486 Medicare-certified home health and 67 Medicare-certified hospice agencies in 45 states within the United States, the District of Columbia and Puerto Rico.

Use of Estimates

Our accounting and reporting policies conform with U.S. generally accepted accounting principles (“U.S. GAAP”). In preparing the consolidated financial statements, we are required to make estimates and assumptions that impact the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Reclassifications and Comparability

Certain reclassifications have been made to prior periods’ financial statements in order to conform to the current periods’ presentation. As a result of our growth through acquisition and start-up activities and our agency closures/consolidations, our operating results may not be comparable for the periods that are presented.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

We earn net service revenue through our home health and hospice agencies by providing a variety of services almost exclusively in the homes of our patients. This net service revenue is earned and billed either on an episode of care basis, on a per visit basis or on a daily basis depending upon the payment terms and conditions established with each payor for services provided. We refer to home health revenue earned and billed on a 60-day episode of care as episodic-based revenue. For the services we provide, Medicare is our largest payor.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

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

We make adjustments to Medicare revenue on completed episodes to reflect differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We estimate the impact of such adjustments based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record this estimate during the period in which services are rendered as an estimated revenue adjustment and a corresponding reduction to patient accounts receivable. Therefore, we believe that our reported net service revenue and patient accounts receivable will be the amounts ultimately realized from Medicare for services rendered.

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate earned revenue on episodes in progress on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of December 31, 2010 and 2009, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and therefore the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our consolidated balance sheets for such periods.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

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

Hospice Revenue Recognition

Hospice Medicare Revenue

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates based on a 90-day episode of care basis for the first two hospice episodes of care and on a 60-day episode of care basis for any subsequent hospice episodes. The estimated payment rates are daily or hourly rates for each of the four levels of care we deliver. The four main levels of care we provide are routine care, general inpatient care, continuous home care and respite care. Routine care accounts for 99%, 98% and 97% of our total net Medicare hospice service revenue for 2010, 2009 and 2008, respectively. We make adjustments to Medicare revenue for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes our historical collection rate on Medicare claims, and record it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable.

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap, we monitor our provider numbers and estimate amounts refundable to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and to an increase in other accrued liabilities. As of December 31, 2010 and 2009, we had $1.9 million and $0.1 million, respectively, recorded for estimated amounts due back to Medicare in other accrued liabilities in our accompanying consolidated balance sheets. As a result of our adjustments, we believe our revenue and patients accounts receivable are recorded at amounts that will be ultimately realized.

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

Patient Accounts Receivable

Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. We believe there is a certain level of credit risk associated with non-Medicare payors. To provide for our non-Medicare patient accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying amount to its estimated net realizable value. We believe the credit risk associated with our Medicare accounts, which represent 76% and

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

77% of our net patient accounts receivable at December 31, 2010 and 2009, respectively, is limited due to (i) our historical collection rate of over 99% from Medicare and (ii) the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable, which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. During 2010, 2009 and 2008, we recorded $7.0 million, $8.8 million and $6.4 million, respectively, in estimated revenue adjustments to Medicare revenue. There is no single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables, and thus we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

Property and Equipment

Property and equipment is stated at cost and we depreciate it on a straight-line basis over the estimated useful lives of the assets. Additionally, we have internally developed computer software for our own use. Such software development costs are capitalized. Additions and improvements (including interest costs for construction of qualifying long-lived assets) are capitalized. Maintenance and repair expenses are charged to expense as incurred. The cost of property and equipment sold or disposed of and the related accumulated depreciation are eliminated from the property and related accumulated depreciation accounts, and any gain or loss is credited or charged to other income (expense).

We generally provide for depreciation over the following estimated useful service lives, additionally if there are indicators that certain assets may be potentially impaired we will analyze such assets in accordance with U.S. GAAP.

Years
Building	39
Leasehold improvements	Lesser of life of lease or expected useful life
Equipment and furniture	3 to 7
Vehicles	5 to 10
Computer software	3 to 7

The following table summarizes the balances related to our property and equipment for 2010 and 2009 (amounts in millions):

	As of December 31,
	2010	2009
Land	$3.2	$3.2
Building and leasehold improvements	25.0	23.6
Equipment and furniture	114.9	90.0
Computer software	73.5	34.9

	216.6	151.7
Less: accumulated depreciation	(78.1)	(59.8)

	$138.5	$91.9

Depreciation expense, including amortization of assets related to capital leases, for 2010, 2009 and 2008 was $27.0 million, $24.3 million and $18.6 million, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is not amortized, but is subject to an annual impairment test. Tests are performed more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. To determine whether goodwill is impaired, we perform a two-step impairment test. In the first step of the test, the fair values of the reporting units are compared to their aggregate carrying values, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and no further testing is required. If the fair value of the reporting unit is less than its carrying amount, we would proceed to step two of the test. In step two of the test, the implied fair value of the goodwill of the reporting unit is determined by a hypothetical allocation

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

of the fair value calculated in step one to all of the assets and liabilities of that reporting unit (including any recognized and unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value was reflective of the price paid to acquire the reporting unit. The implied fair value of goodwill is the excess, if any, of the calculated fair value after hypothetical allocation to the reporting unit’s assets and liabilities. If the implied fair value of the goodwill is greater than the carrying amount of the goodwill at the analysis date, goodwill is not impaired and the analysis is complete. If the implied fair value of the goodwill is less than the carrying value of goodwill at the analysis date, goodwill is deemed impaired by the amount of that variance.

We calculate the estimated fair value of our reporting units using discounted cash flows and an analysis of market capitalization. To determine fair values we must make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about operations, capital requirements and income taxes), long-term growth rates for determining terminal value, and discount rates. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in operating performance. Significant differences between these estimates and actual cash flows could materially adversely affect our future financial results. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of all reporting units. Where available and appropriate, comparative market multiples are used to corroborate the results of our discounted cash flow test.

We completed our annual impairment test of goodwill as of October 31, 2010 and determined that no goodwill impairment existed as of October 31, 2010. Although we believe that the financial projections used are reasonable and appropriate for all of our reporting units, there is uncertainty inherent in those projections. As of December 31, 2010 we determined that no events or circumstances from October 31, 2010 through December 31, 2010 indicated that a further assessment was necessary.

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

Debt Issuance Costs

We amortize deferred debt issuance costs related to our long-term obligations over its term through interest expense, unless the debt is extinguished, in which case unamortized balances are immediately expensed. We amortized $1.6 million, $1.5 million and $1.2 million in deferred debt issuance costs in 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, we had unamortized debt issuance costs of $3.8 million and $5.4 million, respectively recorded as other assets in our accompanying consolidated balance sheets. During the first quarter of 2008, we expensed $0.4 million of unamortized debt issuance costs from December 31, 2007 as the associated $100.0 million revolving credit facility was terminated. The unamortized debt issuance costs of $3.8 million at December 31, 2010 will be amortized over 2.5 years.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and fair value differ (amounts in millions):

		Fair Value at Reporting Date Using
Financial Instrument	As of December 31, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations, excluding capital leases	$181.9	$—	$188.4	$—

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

U.S. GAAP describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The three levels of inputs are as follows:

•	Level 1—Quoted prices in active markets for identical assets and liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.

For our other financial instruments, including our cash and cash equivalents, patient accounts receivable, accounts payable and accrued expenses we estimate the carrying amounts’ approximate fair value due to their short term maturity. Our deferred compensation plan assets are recorded at fair value.

Income Taxes

We use the asset and liability approach for measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates. Our deferred tax calculation requires us to make certain estimates about future operations. Deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date. As of December 31, 2010 and 2009, our net deferred tax liabilities were $66.6 million and $40.6 million, respectively, representing an increase of $26.0 million. The increase was primarily related to an increase of $12.7 million to the deferred tax liability related to amortization of intangible assets.

Share-Based Compensation

We record all share-based compensation as an expense in the financial statements measured at the fair value of the award. We recognize compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the award. We reflect the excess tax benefits related to stock option exercises as financing cash flows. Share-based compensation expense for 2010, 2009 and 2008 was $10.6 million, $7.8 million and $6.4 million, respectively, and the total income tax benefit recognized for these expenses was $4.1 million, $3.0 million and $2.5 million, respectively.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

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

	For the Years Ended December 31,
	2010	2009	2008
Weighted average number of shares outstanding—basic	28,032	27,231	26,445
Effect of dilutive securities:
Stock options	125	200	316
Warrants	—	—	29
Non-vested stock and stock units	327	328	113

Weighted average number of shares outstanding—diluted	28,484	27,759	26,903

For 2010, 2009 and 2008, there were 41,047, 3,018 and 1,564 shares, respectively, of additional securities that were antidilutive to the computation of diluted net income per share attributable to Amedisys, Inc. common stockholders.

Advertising Costs

We expense advertising costs as incurred. Advertising expense for 2010, 2009 and 2008 was $5.1 million, $5.2 million and $5.5 million, respectively.

Recently Issued Accounting Pronouncements

In August 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-24, Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries which clarifies for medical malpractice claims or similar contingent liabilities, a health care entity should not net insurance recoveries against a related claim liability. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

Summary of 2010 Acquisitions

The following table presents details of our acquisitions (dollars in millions):

			Purchase Price		Purchase Price Allocation			Number of Agencies		Number of States
(1)	Date	Acquired Entity (location of assets)	Cash	Promissory Note	Goodwill	Other Intangible Assets	Other Assets (Liabilities), Net	Home Health	Hospice
†	February 1, 2010	DeQueen Home Health (Arkansas)	$2.0	$0.5	$2.2	$0.3	$—	1	—	1
†	April 5, 2010	Bluewater Hospice (Alabama)	0.7	0.3	1.1	0.1	(0.2)	—	1	1
†	July 1, 2010	Pocahontas Memorial Hospital (West Virginia)	0.4	—	0.2	0.2	—	1	—	1
†	December 31, 2010	Valley Baptist (Texas) (70% ownership interest)	0.7	—	1.0	—	(0.3)	1	—	1

			$3.8	$0.8	$4.5	$0.6	$(0.5)	3	1

(1)	The acquisitions marked with the cross symbol (†) were asset purchases.

Summary of 2009 Acquisitions

The following table presents details of our acquisitions (dollars in millions):

(1)	Date	Acquired Entity (location of assets)	Purchase Price		Purchase Price Allocation			Number of Agencies		Number of States
			Cash	Promissory Note	Goodwill	Other Intangible Assets	Other Assets (Liabilities), Net	Home Health	Hospice
†	December 31, 2009	Hackensack University Medical Center (New Jersey)	$22.1	$1.0	$21.8	$1.4	$(0.1)	1	—	1
†	July 31, 2009	Winyah Community Hospice Care (South Carolina) and Allcare Hospice (Mississippi)	12.3	4.6	15.7	1.4	(0.2)	—	10	2
†	June 15, 2009	Jackson, Mississippi agency	2.5	—	2.2	0.3	—	1	—	1
†	April 1, 2009	Upper Chesapeake Health System and St. Joseph Medical Center (Baltimore, Maryland)	9.2	2.3	10.7	1.0	(0.2)	1	1	1
†	March 12, 2009	White River Health System (Batesville, Arkansas)	3.2	—	2.6	0.7	(0.1)	3	1	1
†	February 3, 2009	Arizona Home Rehabilitation and Health Care and Yuma Home Care (Yuma, Arizona)	4.3	1.5	5.0	0.8	—	2	—	1

			$53.6	$9.4	$58.0	$5.6	$(0.6)	8	12

(1)	The acquisitions marked with the cross symbol (†) were asset purchases.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The following table summarizes the activity related to our goodwill for 2010, 2009 and 2008 (amounts in millions):

	Goodwill
	Home Health	Hospice	Total
Balances at December 31, 2007	$299.9	$32.6	$332.5
Additions	388.1	20.1	408.2
Adjustments related to acquisitions	(5.7)	(1.1)	(6.8)

Balances at December 31, 2008	682.3	51.6	733.9
Additions	42.3	15.7	58.0
Adjustments related to acquisitions	(4.7)	(0.3)	(5.0)

Balances at December 31, 2009	719.9	67.0	786.9
Additions	3.4	1.1	4.5

Balances at December 31, 2010	$723.3	$68.1	$791.4

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

The following table summarizes the activity related to our other intangible assets, net for 2010, 2009 and 2008 (amounts in millions):

	Other Intangible Assets, Net
	Certificates of Need and Licenses	Acquired Names of Business (1)	Non-Compete Agreements & Reacquired Franchise Rights (2)	Total
Balances at December 31, 2007	$8.7	$3.3	$2.3	$14.3
Additions	20.9	—	6.0	26.9
Adjustments related to acquisitions	3.1	—	(0.2)	2.9
Amortization	—	—	(1.7)	(1.7)

Balances at December 31, 2008	32.7	3.3	6.4	42.4
Additions	3.4	1.4	7.0	11.8
Adjustments related to acquisitions	7.3	—	(0.1)	7.2
Amortization	—	—	(3.8)	(3.8)

Balances at December 31, 2009	43.4	4.7	9.5	57.6
Additions	0.5	0.1	2.7	3.3
Write-off (closures)	(2.2)	—	—	(2.2)
Amortization	—	(0.1)	(5.2)	(5.3)

Balances at December 31, 2010	$41.7	$4.7	$7.0	$53.4

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

(1)	Acquired Name of Business includes $4.4 million of unamortized acquired names and $0.3 million of amortized acquired names which have a weighted-average amortization period of 2.6 years.
(2)	The weighted-average amortization period of our non-compete agreements and reacquired franchise rights is 2.6 and 2.2 years, respectively.

See “Note 3, Acquisitions” for further details on additions to goodwill and other intangible assets, net.

The estimated aggregate amortization expense for each of the five succeeding years is as follows (amounts in millions):

2011	$3.4
2012	2.5
2013	1.3
2014	0.1
2015	—

$7.3

5. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts is presented below (amounts in millions):

	As of December 31,
	2010	2009
Other current assets:
Payroll tax escrow	$5.9	$4.2
Medicare withholds	—	6.3
Income tax receivable	11.7	5.0
Due from joint ventures	2.0	2.3
Other	2.5	5.2

	$22.1	$23.0

	As of December 31,
	2010	2009
Other assets:
Workers’ compensation deposits	$0.5	$0.4
Health insurance deposits	1.2	1.1
Other miscellaneous deposits	1.8	1.7
Deferred financing fees	3.8	5.4
Investment in unconsolidated joint ventures	6.1	5.5
Other	9.1	3.8

	$22.5	$17.9

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

	As of December 31,
	2010	2009
Accrued expenses:
Legal and other settlements	$1.8	$0.5
Lease liability	7.6	—
Charity care	1.5	7.6
Estimated medicare cap liability	1.9	0.1
Other	23.4	24.8

	$36.2	$33.0

6. LONG-TERM OBLIGATIONS

Long-term debt, including capital lease obligations, consisted of the following for the periods indicated (amounts in millions):

	As of December 31,
	2010	2009
Senior Notes:
$35.0 million Series A Notes; semi-annual interest only payments; interest rate at 6.07% per annum; due March 25, 2013	$35.0	$35.0
$30.0 million Series B Notes; semi-annual interest only payments; interest rate at 6.28% per annum; due March 25, 2014	30.0	30.0
$35.0 million Series C Notes; semi-annual interest only payments; interest rate at 6.49% per annum; due March 25, 2015	35.0	35.0
$150.0 million Term Loan; $7.5 million principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (1.02% at December 31, 2010); due March 26, 2013	67.5	97.5
Promissory notes	14.4	17.6
Capital leases	—	0.1

	181.9	215.2
Current portion of long-term obligations	(37.2)	(44.3)

Total	$144.7	$170.9

Maturities of debt as of December 31, 2010 are as follows (amounts in millions):

Long-term obligations
2011	$37.2
2012	33.1
2013	45.2
2014	31.4
2015	35.0

Total	$181.9

Our weighted-average interest rate for our five year Term Loan was 1.1% and 1.7% for 2010 and 2009, respectively.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

The Credit Agreement and the Note Purchase Agreement require us to meet two financial covenants which are calculated on a rolling four quarter basis. One is a total leverage ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) which cannot exceed 2.5 and the second is a fixed charge coverage ratio of adjusted EBITDA plus rent expense to certain fixed charges (i.e. interest expense, required principal payments, capital expenditures, etc) which is required to be greater than 1.25. The Credit Agreement also contains customary covenants, including, but not limited to, restrictions on (a) incurrence of liens; (b) incurrence of additional debt; (c) sales of assets or other fundamental corporate changes; (d) investments; (e) declarations of dividends; and (f) capital expenditures. These covenants contain customary exclusions and baskets. As of December 31, 2010, our total leverage ratio (used to compute the margin and commitment fees, described above) was 0.8 and our fixed charge coverage ratio was 1.7.

As of December 31, 2010, our availability under our $250.0 million Revolving Credit Facility was $234.6 million as we had $15.4 million outstanding in letters of credit.

Promissory Notes

Our promissory notes outstanding of $14.4 million as of December 31, 2010 were generally issued for two-year periods in amounts between $0.3 million and $8.7 million and bear interest in a range of 2.32% to 7.25%. These promissory notes are primarily promissory notes issued in conjunction with our acquisitions for a portion of the purchase price and also include promissory notes issued for software licenses, unrelated to acquisitions.

7. INCOME TAXES

We utilize the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with FASB’s authoritative guidance for income taxes. Deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The total provision for income taxes consist of the following (amounts in millions):

	For the Years Ended December 31,
	2010	2009	2008
Current income tax expense:
Federal	$38.1	$54.2	$18.1
State and local	8.3	10.4	7.2

	46.4	64.6	25.3

Deferred income tax expense:
Federal	24.2	18.7	28.3
State and local	1.7	2.9	1.1

	25.9	21.6	29.4

Income tax expense	$72.3	$86.2	$54.7

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

Net deferred tax liabilities consist of the following components (amounts in millions):

	As of December 31,
	2010	2009
Current portion of deferred tax assets (liabilities):
Allowance for doubtful accounts	$8.1	$10.1
Accrued expenses	1.7	2.7
Self insurance reserve	—	2.6
Workers’ compensation	6.3	4.3
Deferred revenue	(29.2)	(29.7)
Other	(1.2)	(1.2)

Current portion of deferred tax assets (liabilities)	(14.3)	(11.2)
Noncurrent portion of deferred tax assets (liabilities):
Amortization of intangible assets	(34.7)	(22.0)
Property and equipment	(30.0)	(16.1)
Share-based compensation	7.4	5.0
Other	1.4	1.2
Capital loss carry forward	0.1	9.1
NOL carry forward, expiring beginning in 2010	6.5	5.8
Less: valuation allowance	(3.0)	(12.4)

Noncurrent portion of deferred tax assets (liabilities)	(52.3)	(29.4)

Net deferred tax liabilities	($66.6)	($40.6)

As of December 31, 2010, we have a capital loss carry forward of $0.1 million that expires in 2014. In addition, we have state net operating loss carry forwards of approximately $163.0 million, of which $13.2 million were acquired as part of the TLC acquisition, which began to expire in 2010.

Our recorded valuation allowance above was established against the deferred tax assets to the extent it has been determined it is more likely than not that those deferred tax assets will not be realized. In addition, deferred tax assets related to the Housecall, HMA and TLC acquisitions were established through purchase accounting. Future changes in the determination of the realizability of these deferred tax assets and related valuation allowance could result in either a decrease or increase in our provision for income taxes.

We establish our valuation allowance on deferred tax assets when it is more likely than not that some portion or all of our deferred tax asset will not be realized. Our valuation allowance decreased $9.4 million from 2009 primarily due to a decrease of the valuation allowance related to the expired capital loss carryforward.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

Our provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate to net income before income taxes. The sources of the tax effects of the differences are as follows:

	For the Years Ended December 31,
	2010	2009	2008
Income taxes computed on federal statutory rate	35.0%	35.0%	35.0%
State income taxes and other, net of federal benefit	3.8	4.4	3.8
Valuation allowance	(0.1)	(0.6)	0.1
Tax credits	—	(0.4)	(1.1)
Nondeductible expenses and other, net	0.3	0.4	0.9

Total	39.0%	38.8%	38.7%

Uncertain Tax Positions

We account for uncertain tax positions in accordance with the authoritative guidance for uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in millions):

	For the Years Ended December 31,
	2010	2009
Balance at beginning of period	$1.1	$1.1
Plus: additions based on tax positions related to the current year	—	—
Plus: additions for tax positions of prior years	—	—
Less: reductions made for tax positions of prior years	(0.4)	—
Settlements	—	—

Balance at end of period	$0.7	$1.1

Included in the balance of unrecognized benefits as December 31, 2010, are $0.5 million of tax benefits that, if recognized in future periods, would impact our effective tax rate.

To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as either a component of tax penalties or interest expense in accrued expenses in our consolidated balance sheets. This is an accounting policy election we made that is a continuation of our historical policy and we intend to continue to consistently apply this policy in the future. During 2010, we accrued less than $0.1 million of gross interest and penalties, of which $0.1 million was recorded as a reduction of our retained earnings in 2007.

We are subject to income taxes in the United States and in many of the 50 individual states, with significant operations in Louisiana, Alabama, Georgia, and Tennessee. We are open to examination in United States and in various individual states for tax years ended December 2007 through December 2010. We are also open to examination in various states for the years ended 2001-2006 resulting from net operating losses generated and available for carry forward from those years.

We anticipate a reduction of $0.7 million in the balance of unrecognized tax benefits within the next 12 months.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

8. CAPITAL STOCK AND SHARE-BASED COMPENSATION

We are authorized by our Certificate of Incorporation to issue 60,000,000 shares of common stock, $0.001 par value and 5,000,000 shares of preferred stock, $0.001 par value, of which 29,232,807 shares of common stock and no shares of preferred stock were issued and outstanding at December 31, 2010. Our Board of Directors is authorized to fix the dividend rights and terms, conversion and voting rights, redemption rights and other privileges and restrictions applicable to our preferred stock.

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

Equity-based awards may be granted for a number of shares not to exceed, in the aggregate, approximately 1.9 million shares of common stock, and we had 1,452,943 shares available at December 31, 2010. The price per share for stock options shall be of no less than the greater of (a) 100% of the fair value of a share of common stock on the date the option is granted or (b) the aggregate par value of the shares of our common stock on the date the option is granted. If a stock option is granted to any owner of 10% or more of our total combined voting power of us and our subsidiaries, the price is to be at least 110% of the fair value of a share of our common stock on the date the award is granted. Each equity-based award vests ratably over a 12 month-to-five year period, with the exception of those issued under contractual arrangements that specify otherwise, that may be exercised during a period as determined by our Compensation Committee or as otherwise approved by our Compensation Committee. The contractual terms of stock options exercised shall not exceed ten years from the date such option is granted.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

Employee Stock Purchase Plan (“ESPP”)

We have a plan whereby our eligible employees may purchase our common stock at 85% of the market price at the time of purchase. On June 7, 2007, our stockholders ratified an amendment adopted by our Board of Directors to increase the total number of shares of our common stock authorized for issuance under our ESPP from 1,333,333 shares to 2,500,000 shares, and as of December 31, 2010, there were 648,968 shares available for future issuance. The following is a detail of the purchases that were made or pending Board of Director approval under the plan:

Employee Stock Purchase Plan Period	Shares Issued	Price
2008 and Prior	1,462,811	$9.91
January 1, 2009 to March 31, 2009	63,166	23.37
April 1, 2009 to June 30, 2009	47,709	28.07
July 1, 2009 to September 30, 2009	33,844	37.09
October 1, 2009 to December 31, 2009	34,974	41.31
January 1, 2010 to March 31, 2010	33,377	46.94
April 1, 2010 to June 30, 2010	44,902	37.38
July 1, 2010 to September 30, 2010	74,836	20.23
October 1, 2010 to December 31, 2010	55,413	28.48

	1,851,032

ESPP expense included in general and administrative expenses in our accompanying consolidated income statements was $1.1 million, $1.0 million and $0.8 million for 2010, 2009 and 2008, respectively.

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of our stock-based awards; however, there have been no stock options granted during 2010, 2009 or 2008. For 2010 and 2009 we had no stock option compensation expense and $0.2 million for 2008 which was included in general and administrative expenses in our accompanying consolidated income statements.

The following table summarizes our stock option activity for 2010:

	Number of Shares	Weighted average exercise price	Weighted average contractual life (years)
Outstanding options at January 1, 2010	424,234	$16.75	4.04
Granted	—
Exercised	(118,220)	12.70
Canceled, forfeited or expired	(7,335)	27.06

Outstanding options at December 31, 2010	298,679	$18.10	3.29

Exercisable options at December 31, 2010	298,679	$18.10	3.29

The aggregate intrinsic value of our outstanding options and exercisable options at December 31, 2010 was $4.6 million. Total intrinsic value of options exercised was $4.3 million, $5.1 million and $7.1 million for 2010, 2009 and 2008, respectively.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

All of our outstanding options were vested as of October 2008; therefore, there was no non-vested stock option activity for 2010.

Non-vested Stock

We issue shares of non-vested stock with vesting terms ranging from one to five years. The compensation expense is determined based on the market price of our common stock at the date of grant applied to the total number of shares that are anticipated to fully vest. Non-vested stock compensation expense included in general and administrative expenses in our accompanying consolidated income statements was $7.6 million, $4.4 million and $2.4 million for 2010, 2009 and 2008, respectively.

The following table presents our non-vested stock award activity for 2010:

	Number of Shares	Weighted average grant date fair value
Non-vested stock at January 1, 2010	365,457	$35.62
Granted	212,341	54.29
Vested	(100,390)	30.51
Forfeited	(69,058)	42.39

Non-vested stock at December 31, 2010	408,350	$45.43

At December 31, 2010, there was $7.9 million of unrecognized compensation cost related to non-vested stock award payments that we expect to be recognized over a weighted-average period of 1.5 years.

Non-vested Stock Units—Service-based and Performance-based Awards

From time to time, we issue non-vested stock unit awards that are service-based, performance-based or a combination of both with vesting terms ranging from three to four years. Based on the terms and conditions of these awards, we determine if the awards should be recorded as either equity or liability instruments. The compensation expense is determined based on the market price of our common stock at the date of grant, applied to the total number of units that are anticipated to vest, unless the award specifies differently. Non-vested stock units compensation expense included in general and administrative expenses in our accompanying consolidated income statements was $2.0 million, $2.4 million and $3.0 million for 2010, 2009 and 2008, respectively. We account for such awards similar to our non-vested stock awards; however no shares of stock are issued to the recipient until the stock unit awards have vested and after the pre-determined delivery date has occurred.

The following table presents our non-vested stock units activity during 2010:

	Number of Shares	Weighted average grant date fair value
Non-vested stock units at January 1, 2010	95,384	$39.31
Granted	—	—
Vested	(48,490)	40.91
Forfeited	—	—

Non-vested stock units at December 31, 2010	46,894	$37.65

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

During the second quarter of 2010, we awarded performance-based awards to certain employees. If we achieve the targeted level established by the award which is based on hospitalization rate reduction for the years ending 2010 and 2011, then the recipients receive 25,754 non-vested stock units and if we exceed the target objective to the point of achieving the projected maximum payout, the recipients receive 38,631 non-vested stock units. As of December 31, 2010, it is not yet determinable if the performance-based objectives established by the award have been satisfied. These awards have not been included in the table above.

During the second quarter of 2009, we awarded performance-based awards to certain employees. If we achieved the targeted level established by the award which is based on our performance for the years ending 2009 and 2010, then the recipients would receive 57,319 non-vested stock units and if we exceed the target objective to the point of achieving the projected maximum payout, the recipients receive 85,977 non-vested stock units. As of December 31, 2010, it was determined that the performance-based objectives established by the award have been satisfied at 54.8% and as a result 31,390 non-vested stock units will be awarded. The award stipulates that the grant date for such awards will be the date of the 2010 earnings release. These awards will begin to vest on April 1, 2011 and vest over two years. These awards have not been included in the table above.

At December 31, 2010, there was $1.6 million of unrecognized compensation cost related to our non-vested stock unit payments that we expect to be recognized over a weighted-average period of 1.2 years.

9. COMMITMENTS AND CONTINGENCIES

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

United States Senate Committee on Finance Inquiry

On May 12, 2010, we received a letter of inquiry from the United States Senate Committee on Finance requesting documents and information relating to our policies and practices regarding home therapy visits and therapy utilization trends. A similar letter was sent to the other major publicly traded home health care companies. We are cooperating with the Committee with respect to this inquiry. No assurances can be given as to the timing or outcome of this inquiry.

Securities Class Action Lawsuits

On June 7, 2010, a putative securities class action complaint was filed in the United States District Court for the Middle District of Louisiana against the Company and certain of our senior executives. Additional putative securities class actions were filed in the United States District Court for the Middle District of Louisiana on July 14, July 16, and July 28, 2010.

On October 22, 2010, the Court issued an order consolidating the putative securities class action lawsuits and the derivative actions (described immediately below) for pre-trial purposes. In the same order, the Court appointed the Public Employees Retirement System of Mississippi and the Puerto Rico Teachers’ Retirement System as co-lead plaintiffs (together, the “Co-Lead Plaintiffs”) for the putative class. On December 10, 2010, the Court also consolidated the ERISA class action lawsuit (described below) with the putative securities class actions and derivative actions for pre-trial purposes.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

On January 18, 2011, the Co-Lead Plaintiffs filed an amended, consolidated class action complaint (the “Amended Complaint”) which supersedes the earlier-filed securities class action complaints. The Amended Complaint alleges that we and certain of our senior executives made false and/or misleading statements and failed to disclose material facts about our business, financial condition, operations and prospects, particularly relating to our policies and practices regarding home therapy visits under the Medicare home health prospective payment system and the related alleged impact on our business, financial condition, operations and prospects. The Amended Complaint seeks a determination that the action may be maintained as a class action on behalf of all persons who purchased the Company’s securities between August 2, 2005 and September 28, 2010 . The Company must respond to the Amended Complaint on or before March 21, 2011. The Company intends to vigorously defend itself, but no assurances can be given as to the timing or outcome of this complaint.

Derivative Actions

On July 2, 2010, an alleged shareholder of the Company filed a derivative lawsuit in the United States District Court for the Middle District of Louisiana, purporting to assert claims on behalf of the Company against certain of our officers and directors. Three similar derivative suits were filed in the United States District Court for the Middle District of Louisiana on July 15, July 21, and August 2, 2010. We are named as a nominal defendant in all of those actions. As noted above, on October 22, 2010, the United States District Court for the Middle District of Louisiana issued an order consolidating the derivative actions with the putative securities class action lawsuits and for pre-trial purposes.

On January 18, 2011, the plaintiffs in the consolidated derivative action filed a consolidated, amended complaint (the “Consolidated Complaint”) which supersedes the earlier-filed derivative complaints. The Consolidated Complaint alleges that our officers and directors breached their fiduciary duties to the Company by making allegedly false statements, by allegedly failing to establish sufficient internal controls over certain of our home health and Medicare billing practices, by engaging in alleged insider trading, and by committing unspecified acts of waste of corporate assets and unjust enrichment. The Defendants must respond to the Amended Complaint on or before March 21, 2011. The Company intends to vigorously defend itself, but no assurances can be given as to the timing or outcome of this lawsuit.

On July 23, 2010, a derivative suit was filed in the Nineteenth Judicial District Court, Parish of East Baton Rouge, State of Louisiana. That action also purports to assert claims on behalf of the Company against certain of our officers and directors . On December 8, 2010, the Court entered an order staying the action in deference to the earlier-filed derivative actions pending in federal court. The Company intends to vigorously defend itself, but no assurances can be given as to the timing or outcome of this lawsuit.

ERISA Class Action Lawsuit

On September 27, 2010 and October 22, 2010, separate putative class action complaints were filed in the United States District Court for the Middle District of Louisiana against us, certain of our senior executives and current and certain former members of our 401(k) Plan Administrative Committee. The suits allege violations of the Employee Retirement Income Security Act (“ERISA”) since January 1, 2006. The plaintiffs brought the complaints on behalf of themselves and a class of similarly situated participants in our 401(k) plan. The plaintiffs assert that the defendants breached their fiduciary duties to the 401(k) Plan’s participants by causing the 401(k) plan to offer and hold Amedisys common stock during the class period when it was an allegedly unduly risky and imprudent retirement investment because of our alleged improper business practices. The complaints seek a determination that the actions may be maintained as a class action, an award of unspecified monetary damages and other unspecified relief. The Company intends to vigorously defend itself, but no assurances can be given as to the timing or outcome of these complaints.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

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

U.S. Department of Justice Civil Investigative Demand (“CID”)

On September 27, 2010, we received a CID issued by the U.S. Department of Justice pursuant to the federal False Claims Act. The CID requires the delivery of a wide range of documents and information to the United States Attorney’s Office for the Northern District of Alabama, relating to the Company’s clinical and business operations, including reimbursement and billing claims submitted to Medicare for home health services, and related compliance activities. The CID generally covers the period from January 1, 2003. We are cooperating with the Department of Justice with respect to this investigation. No assurance can be given as to the timing or outcome of this investigation.

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

Operating Leases

We have leased office space at various locations under non-cancelable agreements that expire between 2011 and 2016, and require various minimum annual rentals. Our typical operating leases are for lease terms of three to seven years and may include, in addition to base rental amounts, certain landlord pass-through costs for our pro-rata share of the lessor’s real estate taxes, utilities and common area maintenance costs. Some of our operating leases contain escalation clauses, in which annual minimum base rentals increase over the term of the lease.

Total minimum rental commitments at December 31, 2010 are as follows (amounts in millions):

Year ended December 31,
2011	$32.2
2012	26.0
2013	20.7
2014	12.9
2015	3.0
Future years	0.1

Total	$94.9

Rent expense for non-cancelable operating leases was $38.2 million, $34.2 million and $28.3 million for 2010, 2009 and 2008, respectively.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

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

	As of December 31,
Type of Insurance	2010	2009
Health insurance	$8.4	$6.6
Workers’ compensation	16.1	13.3
Professional liability	3.2	3.1

	27.7	23.0
Less: long-term portion	(2.2)	(2.2)

	$25.5	$20.8

Our health insurance has a retention limit of $0.5 million, our workers’ compensation insurance has a retention limit of $0.4 million and our professional liability insurance has a retention limit of $0.3 million.

Employment Contracts

We have commitments related to employment contracts with a number of our senior executives. These contracts generally commit us to pay severance benefits under certain circumstances.

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

During 2010, 2009 and 2008, our match of contributions made to each eligible employee contribution was $0.75 for every $1.00 of contribution made up to the first 6% of their salary. Effective January 1, 2011, our match of

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

contributions to be made to each eligible employee contribution is $0.375 for every $1.00 of contribution made up to the first 6% of their salary. The match is discretionary and thus is subject to change at the discretion of management. These contributions are made in the form of our common stock, valued based upon the fair value of the stock as of the end of each calendar quarter end. We expensed approximately $22.9 million, $19.4 million and $14.1 million for 2010, 2009 and 2008, respectively.

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

The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including the price of our common stock, corporate and regulatory requirements, restrictions under our debt obligations and other market and economic conditions. The stock repurchase program does not obligate us to acquire any particular amount of common stock and may be modified, suspended or discontinued at any time.

During 2010, pursuant to this program, we repurchased 495,815 shares of our common stock at a weighted average price of $23.79 per share and a total cost of approximately $11.8 million. The repurchased shares are classified as treasury shares.

12. EXIT ACTIVITIES

During 2010, we consolidated 59 operating home health agencies and three hospice agencies with agencies servicing the same markets, closed 19 operating home health agencies and four operating hospice agencies and discontinued the start-up process associated with 41 prospective unopened home health locations and six prospective unopened hospice locations which were incurring expenses.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

As part of our exit activities associated with these locations, we have recorded the following as of December 31, 2010 (amounts in millions):

	Home Health	Hospice	Total	Balance sheet line item	Income statement line item
Lease Termination	$9.1	$1.1	$10.2	Accrued expenses	General and administrative - other
Relocation costs	0.5	—	0.5	Accrued expenses	General and administrative - other
Severance	0.6	0.1	0.7	Payroll and employee benefits	General and administrative - salaries and benefits
Impairment	2.1	0.1	2.2	Intangible Assets	Depreciation and amortization

Total	$12.3	$1.3	$13.6

Our reserve activity for these closures and consolidations is as follows (amounts in millions):

	Lease Termination	Severance
Balances at December 31, 2009	$—	$—
Charge in 2010	10.2	0.7
Cash Expenditures in 2010	(2.6)	(0.5)

Balances at December 31, 2010	$7.6	$0.2

13. VALUATION AND QUALIFYING ACCOUNTS

The following table summarizes the activity and ending balances in our allowance for doubtful accounts and estimated revenue adjustments (amounts in millions):

Allowance for Doubtful Accounts

Year end	Balance at beginning of Year	Provision for doubtful accounts	Write offs	Acquired through acquisitions	Balance at end of Year

2010	$26.4	$19.2	$(24.6)	$—	$21.0
2009	27.1	20.2	(21.1)	0.2	26.4
2008	13.0	24.0	(13.1)	3.2	27.1

Estimated Revenue Adjustments

Year end	Balance at beginning of Year	Provision for estimated revenue adjustments	Write offs	Acquired through acquisitions	Balance at end of Year

2010	$8.7	$7.0	$(9.2)	$—	$6.5
2009	7.2	8.8	(7.3)	—	8.7
2008	3.6	6.4	(3.2)	0.4	7.2

14. SEGMENT INFORMATION

Our operations involve servicing patients through our two reportable business segments: home health and hospice. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from surgery, have a chronic disability or terminal illness or need assistance with the essential

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

activities of daily living. Our hospice segment provides palliative care and comfort to terminally ill patients and their families. The “other” column in the following tables consist of costs relating to corporate support functions that are not directly attributable to a specific segment.

Management evaluates performance and allocates resources based on the operating income of the reportable segments, which exclude corporate expenses, but includes revenues and all other costs directly attributable to the specific segment. Segment assets are not reviewed by the company’s chief operating decision maker and therefore are not disclosed below (amounts in millions).

	For the Year Ended December 31, 2010
	Home Health	Hospice	Other	Total
Net service revenue	$1,493.4	$140.9	$—	$1,634.3
Cost of service, excluding depreciation and amortization	744.6	75.9	—	820.5
General and administrative expenses	355.7	32.8	178.0	566.5
Provision for doubtful accounts	18.2	1.0	—	19.2
Depreciation and amortization	15.0	0.5	19.1	34.6

Operating expenses	1,133.5	110.2	197.1	1,440.8

Operating income	$359.9	$30.7	$(197.1)	$193.5

	For the Year Ended December 31, 2009
	Home Health	Hospice	Other	Total
Net service revenue	$1,409.4	$104.1	$—	$1,513.5
Cost of service, excluding depreciation and amortization	670.1	54.4	—	724.5
General and administrative expenses	312.7	24.6	172.4	509.7
Provision for doubtful accounts	18.0	2.2	—	20.2
Depreciation and amortization	13.9	0.8	13.6	28.3

Operating expenses	1,014.7	82.0	186.0	1,282.7

Operating income	$394.7	$22.1	$(186.0)	$230.8

	For the Year Ended December 31, 2008
	Home Health	Hospice	Other	Total
Net service revenue	$1,118.2	$69.2	$—	$1,187.4
Cost of service, excluding depreciation and amortization	523.6	39.0	—	562.6
General and administrative expenses	260.1	17.2	146.0	423.3
Provision for doubtful accounts	22.1	1.9	—	24.0
Depreciation and amortization	10.6	0.7	9.1	20.4

Operating expenses	816.4	58.8	155.1	1,030.3

Operating income	$301.8	$10.4	$(155.1)	$157.1

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

15. UNAUDITED SUMMARIZED QUARTERLY FINANCIAL INFORMATION

The following is a summary of our unaudited quarterly results of operations (amounts in millions, except per share data):

	Revenue	Net income attributable to Amedisys, Inc.	Net income attributable to Amedisys, Inc. common stockholders (1)
			Basic	Diluted
2010:
1st Quarter	$413.0	$36.6	$1.32	$1.29
2nd Quarter (2) (3) (4)	422.3	32.2	1.15	1.13
3rd Quarter (2) (3) (4)	404.7	21.6	0.77	0.76
4th Quarter (3) (4)	394.3	22.2	0.79	0.77

	$1,634.3	$112.6	4.02	3.95

2009:
1st Quarter	$341.8	$27.0	$1.01	$0.99
2nd Quarter	377.9	35.1	1.29	1.27
3rd Quarter	388.3	35.9	1.31	1.29
4th Quarter	405.5	37.8	1.37	1.35

	$1,513.5	$135.8	4.99	4.89

(1)	Because of the method used in calculating per share data, the quarterly per share data may not necessarily total to the per share data as computed for the entire year.
(2)

Our results for the three month period ended June 30, 2010 and September 30, 2010, included a payment for CMS bonus payment of $2.2 million net of income taxes as the result of the pay for performance demonstration and $2.2 million net of income taxes for the settlement of our Georgia indigent care liability, respectively.

(3)

During the second, third and fourth quarters of 2010, we incurred certain costs associated with the realignment of our operations and legal expenses related to the United States Senate Committee on Finance inquiry and SEC investigation. Net of income taxes, these costs amounted to $2.1 million, $1.9 million and $1.9 million for the three-month periods ended June 30, 2010, September 30, 2010 and December 31, 2010, respectively.

(4)

During the second, third and fourth quarters of 2010, we incurred costs associated with our exit activities. See Note 12 to the consolidated financial statements for further details. Net of income taxes, these costs amounted to $0.9 million, $4.2 million and $3.2 million for the three-month periods ended June 30, 2010, September 30, 2010 and December 31, 2010, respectively.

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed and the exhibits marked with a double cross (††) are furnished with this Form 10-K. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
2.1	Purchase and Sale Agreement dated February 18, 2008, by and among Amedisys, Inc., Amedisys TLC Acquisition, L.L.C., TLC Health Services, Inc., TLC Holdings I, Corp. (“Holdco”) and the securityholders of TLC and Holdco	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	2.1

2.2	First Amendment to Purchase and Sale Agreement dated March 25, 2008, by and among Amedisys, Inc., Amedisys TLC Acquisition, L.L.C., TLC Health Services, Inc., Holdco and Arcapita Inc., as Sellers’ Representative on behalf of the securityholders of TLC and Holdco	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	2.2

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through October 22, 2009	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

4.2	Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C. and the Purchasers identified on Schedule A thereto, relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 6.07% Series A Senior Notes due March 25, 2013 (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

4.3	Form of Series A Note due March 25, 2013 (attached as Exhibit 1 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.2 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.2

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
4.4	Form of Series B Note due March 25, 2014 (attached as Exhibit 2 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.2 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.2

4.5	Form of Series C Note due March 25, 2015 (attached as Exhibit 3 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.2 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.2

10.1	Form of Director Indemnification Agreement dated February 12, 2009	The Company’s Annual Report on Form 10-K for the year ended December 31, 2008	0-24260	10.1

10.2*	Amended and Restated Amedisys, Inc. Employee Stock Purchase Plan dated February 12, 2009	The Company’s Annual Report on Form 10-K for the year ended December 31, 2008	0-24260	10.2

10.3*	Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Registration Statement on Form S-8 filed July 16, 2008	333-152359	4.6

10.4*	Form of Nonvested Stock Award Agreement issued under Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	0-24260	10.3

10.5*	Form of Restricted Stock Unit Agreement Issued under Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	0-24260	10.4

10.6*	Composite Amedisys, Inc. 1998 Stock Option Plan (inclusive of amendments dated June 10, 2004, June 8, 2006 and June 22, 2006 and the full text of the Amedisys, Inc. 1998 Stock Option Plan)	The Company’s Registration Statement on Form S-8 filed June 22, 2007	333-143967	4.2

10.7*	Form of Restricted Stock Unit Agreement under the 1998 Stock Option Plan	The Company’s Current Report on Form 8-K/A filed April 24, 2007	0-24260	4.1

10.8*	Composite Director’s Stock Option Plan (inclusive of Plan amendments dated June 10, 2004, and the full text of the Directors Stock Option Plan)	The Company’s Annual Report on Form 10-K for the year ended December 31, 2005	0-24260	10.4

10.9*	Amended and Restated Employment Agreement dated January 3, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and William F. Borne	The Company’s Current Report on Form 8-K filed January 7, 2011	0-24260	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
10.10*	Amended and Restated Employment Agreement dated January 3, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Jeffrey D. Jeter	The Company’s Current Report on Form 8-K filed January 7, 2011	0-24260	10.2

10.11*	Amended and Restated Employment Agreement dated January 3, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Dale E. Redman	The Company’s Current Report on Form 8-K filed January 7, 2011	0-24260	10.3

10.12.1*	Employment Agreement dated January 4, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Michael D. Snow	The Company’s Current Report on Form 8-K filed January 7, 2010	0-24260	10.1

10.12.2*	Amendment No. 1 dated January 22, 2010 to Employment Agreement dated January 4, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Michael D. Snow	The Company’s Current Report on Form 8-K filed January 26, 2010	0-24260	10.1

10.12.3*	Amendment No. 2 dated January 3, 2011 to Employment Agreement dated January 4, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Michael D. Snow.	The Company’s Current Report on Form 8-K filed January 7, 2011	0-24260	10.4

10.13.1*	Employment Agreement dated January 4, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and T.A. “Tim” Barfield, Jr.	The Company’s Current Report on Form 8-K filed January 7, 2010	0-24260	10.2

10.13.2*	Amendment No. 1 dated January 3, 2011 to Employment Agreement dated January 4, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and T.A. “Tim” Barfield, Jr.	The Company’s Current Report on Form 8-K filed January 7, 2011	0-24260	10.5

10.14.1*	Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Michael O. Fleming, M.D.	The Company’s Current Report on Form 8-K filed July 27, 2010	0-24260	10.1

10.14.2*	Amendment No. 1 dated January 3, 2011 to Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Michael O. Fleming, M.D.	The Company’s Current Report on Form 8-K filed January 7, 2011	0-24260	10.6

10.15.1*	Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and David R. Bucey	The Company’s Current Report on Form 8-K filed July 27, 2010	0-24260	10.2

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
10.15.2*	Amendment No. 1 dated January 3, 2011 to Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and David R. Bucey	The Company’s Current Report on Form 8-K filed January 7, 2011	0-24260	10.7

10.16	Credit Agreement dated March 26, 2008 among Amedisys, Inc., and Amedisys Holding, L.L.C., as Borrowers, the Lenders party thereto from time to time, JPMorgan Securities Inc. and UBS Securities LLC, as Co-Lead Arrangers and Joint Book Runners, Fifth Third Bank and Bank of America, N.A., as Co-Documentation Agents, and Oppenheimer & Co, Inc. and UBS Securities LLC, as Co-Syndication Agents	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	10.1

†21.1	Subsidiaries of the Registrant

†23.1	Consent of KPMG LLP

†31.1	Certification of William F. Borne, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of William F. Borne, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††101.INS	XBRL Instance

††101.SCH	XBRL Taxonomy Extension Schema Document

††101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

††101.DEF	XBRL Taxonomy Extension Definition Linkbase

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
††101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

††101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document