Form 10-Q
period 2011-03-31
AMEDISYS INC
filed 2011-04-26
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 29,473,568 shares outstanding as of April 20, 2011.

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

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as required by law. For a discussion of some of the factors discussed above as well as additional factors, see our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 22, 2011, particularly Part I, Item 1A. – “Risk Factors” therein, which are incorporated herein by reference and Part II, Item 1A. – “Risk Factors” of this Quarterly Report on Form 10-Q. Additional risk factors may also be described in reports that we file from time to time with the SEC.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$148,868	$120,295
Patient accounts receivable, net of allowance for doubtful accounts of $19,125 and $20,977	141,923	141,549
Prepaid expenses	11,605	9,947
Other current assets	15,701	22,259

Total current assets	318,097	294,050
Property and equipment, net of accumulated depreciation of $81,300 and $78,074	144,023	138,554
Goodwill	791,412	791,412
Intangible assets, net of accumulated amortization of $18,280 and $17,135	52,248	53,393
Other assets, net	21,780	22,454

Total assets	$1,327,560	$1,299,863

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,290	$20,663
Payroll and employee benefits	88,322	82,961
Accrued expenses	69,321	61,254
Current portion of long-term obligations	36,101	37,178
Current portion of deferred income taxes	12,694	14,285

Total current liabilities	227,728	216,341
Long-term obligations, less current portion	136,138	144,688
Deferred income taxes	54,276	52,286
Other long-term obligations	5,291	6,833

Total liabilities	423,433	420,148

Commitments and Contingencies - Note 5

Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 30,084,676 and 29,867,701 shares issued; and 29,445,137 and 29,232,807 shares outstanding	30	29
Additional paid-in capital	416,425	407,156
Treasury stock at cost, 639,539 and 634,894 shares of common stock	(14,194)	(14,022)
Accumulated other comprehensive income	15	25
Retained earnings	499,957	484,669

Total Amedisys, Inc. stockholders’ equity	902,233	877,857
Noncontrolling interests	1,894	1,858

Total equity	904,127	879,715

Total liabilities and equity	$1,327,560	$1,299,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three-Month Periods Ended March 31,
	2011	2010
Net service revenue	$364,302	$412,967
Cost of service, excluding depreciation and amortization	191,179	204,059
General and administrative expenses:
Salaries and benefits	85,650	86,967
Non-cash compensation	1,910	2,513
Other	45,565	45,015
Provision for doubtful accounts	3,162	4,345
Depreciation and amortization	9,355	8,186

Operating expenses	336,821	351,085

Operating income	27,481	61,882
Other (expense) income:
Interest income	118	85
Interest expense	(2,252)	(2,411)
Equity in earnings from unconsolidated joint ventures	323	788
Miscellaneous, net	(339)	33

Total other expense, net	(2,150)	(1,505)

Income before income taxes	25,331	60,377
Income tax expense	(10,007)	(23,547)

Net income	15,324	36,830
Net income attributable to noncontrolling interests	(36)	(184)

Net income attributable to Amedisys, Inc.	$15,288	$36,646

Net income per share attributable to Amedisys, Inc. common stockholders:
Basic	$0.54	$1.32

Diluted	$0.53	$1.29

Weighted average shares outstanding:
Basic	28,366	27,821

Diluted	28,867	28,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Three-Month Periods Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$15,324	$36,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,355	8,186
Provision for doubtful accounts	3,162	4,345
Non-cash compensation	1,910	2,513
401(k) employer match	1,403	5,705
Loss on disposal of property and equipment	656	171
Deferred income taxes	399	1,623
Equity in earnings of unconsolidated joint ventures	(323)	(788)
Amortization of deferred debt issuance costs	394	394
Return on equity investment	240	90
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(3,536)	(4,648)
Other current assets	5,112	4,940
Other assets	(493)	239
Accounts payable	2,889	3,204
Accrued expenses	17,605	8,858
Other long-term obligations	(1,543)	(625)

Net cash provided by operating activities	52,554	71,037

Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	853	—
Purchases of deferred compensation plan assets	(219)	(54)
Purchases of property and equipment	(16,580)	(9,966)
Acquisitions of businesses, net of cash acquired	—	(1,969)
Acquisitions of reacquired franchise rights	—	(2,377)

Net cash used in investing activities	(15,946)	(14,366)

Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options and warrants	96	939
Proceeds from issuance of stock to employee stock purchase plan	1,578	1,445
Tax benefit from stock option exercises	(82)	714
Principal payments of long-term obligations	(9,627)	(12,274)

Net cash used in financing activities	(8,035)	(9,176)

Net increase in cash and cash equivalents	28,573	47,495
Cash and cash equivalents at beginning of period	120,295	34,485

Cash and cash equivalents at end of period	$148,868	$81,980

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,490	$3,735

Cash paid for income taxes, net of refunds received	$2,793	$14,620

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
Notes payable issued for acquisitions	$—	$500

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Amedisys, Inc., a Delaware corporation, and its consolidated subsidiaries (“Amedisys,” “we,” “us,” or “our”) are a multi-state provider of home health and hospice services with approximately 85% and 87% of our revenue derived from Medicare for the three-month periods ended March 31, 2011 and 2010. As of March 31, 2011, we had 489 Medicare-certified home health and 69 Medicare-certified hospice agencies in 45 states within the United States, the District of Columbia and Puerto Rico.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented. This report should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission (“SEC”) on February 22, 2011 (the “Form 10-K”), which includes information and disclosures not included herein.

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

Home Health Revenue Recognition

Medicare Revenue

Net service revenue is recorded under the Medicare prospective payment system (“PPS”) based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited to: (a) an outlier payment if our patient’s care was unusually costly (capped at 10% of total reimbursement); (b) a low utilization payment adjustment (“LUPA”) if the number of visits was fewer than five; (c) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required (thresholds set at 6, 14 and 20 visits); (e) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (f) changes in the base episode payments established by the Medicare Program; (g) adjustments to the base episode payments for case mix and geographic wages; and (h) recoveries of overpayments.

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

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of March 31, 2011 and 2010, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and therefore the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our condensed consolidated balance sheets for such periods.

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

Hospice Revenue Recognition

Hospice Medicare Revenue

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily or hourly rates for each of the four levels of care we deliver. The four main levels of care we provide are routine care, general inpatient care, continuous home care and respite care. Routine care accounts for 98% and 96% of our total net Medicare hospice service revenue for the three month periods ended March 31, 2011 and 2010, respectively. We make adjustments to Medicare revenue for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes our historical collection rate on Medicare claims, and record it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable.

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap for each provider number, we monitor these caps and estimate amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in other accrued liabilities. We have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2009. For the cap years ended October 31, 2010 and October 31, 2011, we have $1.7 million and $0.5 million, respectively, recorded for estimated amounts due back to Medicare in other accrued liabilities as of March 31, 2011 and $1.9 million recorded as of December 31, 2010. As a result of our adjustments, we believe our revenue and patients accounts receivable are recorded at amounts that will be ultimately realized.

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

We believe the credit risk associated with our Medicare accounts, which represent 75% and 76% of our net patient accounts receivable at March 31, 2011 and December 31, 2010, respectively, is limited due to (i) our historical collection rate of over 99% from Medicare and (ii) the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable, which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. During the three month periods ended March 31, 2011 and 2010, we recorded $2.4 million and $0.2 million, respectively, in estimated revenue adjustments to Medicare revenue.

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

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and fair value differ (amounts in millions):

		Fair Value at Reporting Date Using
Financial Instrument	As of March 31, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$172.2	$—	$177.3	$—

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

	For the Three-Month Periods Ended March 31,
	2011	2010
Weighted average number of shares outstanding - basic	28,366	27,821
Effect of dilutive securities:
Stock options	91	175
Non-vested stock and stock units	410	363

Weighted average number of shares outstanding - diluted	28,867	28,359

For the three-month period ended March 31, 2011 we had no shares of additional securities that were anti-dilutive compared to 4,222 shares for the same period in 2010.

3. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The following table summarizes the activity related to our goodwill and our other intangible assets, net, as of and for the three-month period ended March 31, 2011 (amounts in millions):

	Goodwill
	Home Health	Hospice	Total
Balances at December 31, 2010	$723.3	$68.1	$791.4
Additions	—	—	—

Balances at March 31, 2011	$723.3	$68.1	$791.4

	Other Intangible Assets, Net
	Certificates of Need and Licenses	Acquired Names of Business (1)	Non-Compete Agreements & Reacquired Franchise Rights (2)	Total
Balances at December 31, 2010	$41.7	$4.7	$7.0	$53.4
Amortization	—	(0.1)	(1.1)	(1.2)

Balances at March 31, 2011	$41.7	$4.6	$5.9	$52.2

(1)	Acquired Names of Business includes $4.4 million of unamortized acquired names and $0.2 million of amortized acquired names which have a weighted-average amortization period of 2.4 years.
(2)	The weighted-average amortization period of our non-compete agreements and reacquired franchise rights is 2.4 and 2.2 years, respectively.

4. LONG-TERM OBLIGATIONS

Long-term obligations, including capital lease obligations, consisted of the following for the periods indicated (amounts in millions):

	March 31, 2011	December 31, 2010
Senior Notes:
$35.0 million Series A Notes; semi-annual interest only payments; interest rate at 6.07% per annum; due March 25, 2013	$35.0	$35.0
$30.0 million Series B Notes; semi-annual interest only payments; interest rate at 6.28% per annum; due March 25, 2014	$30.0	30.0
$35.0 million Series C Notes; semi-annual interest only payments; interest rate at 6.49% per annum; due March 25, 2015	$35.0	35.0
$150.0 million Term Loan; $7.5 million principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (1.01% at March 31, 2011); due March 26, 2013	$60.0	67.5
Promissory notes	12.2	14.4

	172.2	181.9
Current portion of long-term obligations	(36.1)	(37.2)

Total	$136.1	$144.7

Our weighted-average interest rate for our five year Term Loan for the quarters ended March 31, 2011 and 2010 was 1.0%.

As of March 31, 2011, our total leverage ratio (used to compute the margin and commitment fees, described in more detail in Note 6 of the financial statements included in our Form 10-K) was 0.9 and our fixed charge coverage ratio was 1.5.

As of March 31, 2011, our availability under our $250.0 million Revolving Credit Facility was $232.5 million as we had $17.5 million outstanding in letters of credit.

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

Securities Class Action Lawsuits

On June 7, 2010, a putative securities class action complaint was filed in the United States District Court for the Middle District of Louisiana against the Company and certain of our current and former senior executives. Additional putative securities class actions were filed in the United States District Court for the Middle District of Louisiana on July 14, July 16, and July 28, 2010.

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

On January 18, 2011, the Co-Lead Plaintiffs filed an amended, consolidated class action complaint (the “Securities Complaint”) which supersedes the earlier-filed securities class action complaints. The Securities Complaint alleges that the defendants made false and/or misleading statements and failed to disclose material facts about our business, financial condition, operations and prospects, particularly relating to our policies and practices regarding home therapy visits under the Medicare home health prospective payment system and the related alleged impact on our business, financial condition, operations and prospects. The Securities Complaint seeks a determination that the action may be maintained as a class action on behalf of all persons who purchased the Company’s securities between August 2, 2005 and September 28, 2010. All defendants have moved to dismiss the Securities Complaint.

Derivative Actions

On July 2, 2010, an alleged shareholder of the Company filed a derivative lawsuit in the United States District Court for the Middle District of Louisiana, purporting to assert claims on behalf of the Company against certain of our current and former officers and directors. Three similar derivative suits were filed in the United States District Court for the Middle District of Louisiana on July 15, July 21, and August 2, 2010. We are named as a nominal defendant in all of those actions. As noted above, on October 22, 2010, the United States District Court for the Middle District of Louisiana issued an order consolidating the derivative actions with the putative securities class action lawsuits and for pre-trial purposes.

On January 18, 2011, the plaintiffs in the consolidated federal derivative actions filed a consolidated, amended complaint (the “Derivative Complaint”) which supersedes the earlier-filed derivative complaints. The Derivative Complaint alleges that certain of our current and former officers and directors breached their fiduciary duties to the Company by making allegedly false statements, by allegedly failing to establish sufficient internal controls over certain of our home health and Medicare billing practices, by engaging in alleged insider trading, and by committing unspecified acts of waste of corporate assets and unjust enrichment. All defendants in the derivative action, including the Company as a nominal defendant, have moved to dismiss the Derivative Complaint.

On July 23, 2010, a derivative suit was filed in the Nineteenth Judicial District Court, Parish of East Baton Rouge, State of Louisiana. That action also purports to assert claims on behalf of the Company against certain of our current and former officers and directors. On December 8, 2010, the Court entered an order staying the action in deference to the earlier-filed derivative actions pending in federal court.

ERISA Class Action Lawsuit

On September 27, 2010 and October 22, 2010, separate putative class action complaints were filed in the United States District Court for the Middle District of Louisiana against us, certain of our current and former senior executives and members of our 401(k) Plan Administrative Committee. The suits allege violations of the Employee Retirement Income Security Act (“ERISA”) since January 1, 2006 and July 1, 2007, respectively. The plaintiffs brought the complaints on behalf of themselves and a class of similarly situated participants in our 401(k) plan. The plaintiffs assert that the defendants breached their fiduciary duties to the 401(k) Plan’s participants by causing the 401(k) plan to offer and hold Amedisys common stock during the respective class periods when it was an allegedly unduly risky and imprudent retirement investment because of our alleged improper business practices. The complaints seek a determination that the actions may be maintained as a class action, an award of unspecified monetary damages and other unspecified relief. As noted above, on December 10, 2010, the Court consolidated the putative ERISA class actions with the putative securities class actions and derivative actions for pre-trial purposes. In addition, on December 10, 2010, the Court appointed interim lead counsel and interim liaison counsel in the ERISA class action.

On March 10, 2011, Wanda Corbin, Pia Galimba and Linda Trammell (the “Co-ERISA Plaintiffs”), filed an amended, consolidated class action complaint (the “ERISA Complaint”), which supersedes the earlier-filed ERISA class action complaints. The ERISA Complaint seeks a determination that the action may be maintained as a class action on behalf of themselves and a class of similarly situated participants in our 401(k) plan from January 1, 2008 through present. All of the defendants have moved to dismiss the ERISA Complaint.

SEC Investigation

On June 30, 2010, we received notice of a formal investigation from the SEC and received a subpoena for documents relating to the matters under review by the United States Senate Committee on Finance and other matters involving our operations. We are cooperating with the SEC with respect to this investigation.

U.S. Department of Justice Civil Investigative Demand (“CID”)

On September 27, 2010, we received a CID issued by the U.S. Department of Justice pursuant to the federal False Claims Act. The CID requires the delivery of a wide range of documents and information to the United States Attorney’s Office for the Northern District of Alabama, relating to the Company’s clinical and business operations, including reimbursement and billing claims submitted to Medicare for home health services, and related compliance activities. The CID generally covers the period from January 1, 2003. We have been informed by the Department of Justice that the Company will be receiving another related CID requiring the production of additional documents. We are cooperating with the Department of Justice with respect to this investigation.

We are unable to assess the probable outcome or reasonably estimate the potential liability, if any, arising from the United States Senate Committee on Finance inquiry, the SEC investigation, the U.S. Department of Justice CID and the securities, shareholder derivative and ERISA litigation described above given the preliminary stage of these matters. The Company intends to continue to vigorously defend itself in the securities, shareholder derivative and ERISA litigation matters. No assurances can be given as to the timing or outcome of the United States Senate Committee on Finance inquiry, the SEC investigation, the U.S. Department of Justice CID or the securities, shareholder derivative and ERISA litigation matters described above or the impact of any of the inquiry, investigation or litigation matters on the Company, its consolidated financial condition, results of operations or cash flows.

We recognize that additional putative securities class action complaints and other litigation could be filed, and that other investigations and actions could be commenced, relating to matters involving our home therapy visits and therapy utilization trends or other matters.

Third Party Audits

We are subject in the ordinary course of our business from time to time to audits under various governmental programs in which third party firms engaged by CMS conduct extensive review of claims data to identify potential improper payments under the Medicare program. In January 2010, our subsidiary that provides home health services in Dayton, Ohio received from a Medicare Program Safeguard Contractor (“PSC”) a request for records regarding 137 claims submitted by the subsidiary paid from January 2, 2008 through November 10, 2009 (the “Claim Period”) to determine whether the underlying services met pertinent Medicare payment requirements. Based on the PSC’s findings, which were extrapolated to all claims for home health services provided by the Dayton subsidiary paid during the Claim Period, on March 9, 2011, the Medicare Administrative Contractor for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment of approximately $5.6 million. We dispute these findings and intend to vigorously seek to have these findings overturned, but no assurances can be given as to the timing or outcome of any appeal.

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

Our health insurance has a retention limit of $0.8 million, our workers’ compensation insurance has a retention limit of $0.4 million and our professional liability insurance has a retention limit of $0.3 million.

6. SEGMENT INFORMATION

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

	For the Three-Month Period Ended March 31, 2011
	Home Health	Hospice	Other	Total
Net service revenue	$325.5	$38.8	$—	$364.3
Cost of service, excluding depreciation and amortization	170.8	20.4	—	191.2
General and administrative expenses	76.7	8.1	48.2	133.0
Provision for doubtful accounts	3.2	—	—	3.2
Depreciation and amortization	3.2	0.1	6.1	9.4

Operating expenses	253.9	28.6	54.3	336.8

Operating income	$71.6	$10.2	$(54.3)	$27.5

	For the Three-Month Period Ended March 31, 2010
	Home Health	Hospice	Other	Total
Net service revenue	$380.5	$32.5	$—	$413.0
Cost of service, excluding depreciation and amortization	187.0	17.1	—	204.1
General and administrative expenses	86.3	7.8	40.4	134.5
Provision for doubtful accounts	3.8	0.5	—	4.3
Depreciation and amortization	3.6	0.1	4.5	8.2

Operating expenses	280.7	25.5	44.9	351.1

Operating income	$99.8	$7.0	$(44.9)	$61.9

7. SUBSEQUENT EVENTS

On April 15, 2011, we signed a definitive agreement to acquire Beacon Hospice, Inc (“Beacon”). We have agreed in the definitive agreement to a purchase price of approximately $125 million, subject to customary adjustments. This transaction remains subject to normal closing conditions, including regulatory approvals and is expected to close in May 2011. Beacon operates 23 free-standing locations and one inpatient unit, servicing the states of Massachusetts, Maine, New Hampshire, Rhode Island and Connecticut with revenue of approximately $80 million for 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three month period ended March 31, 2011. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on February 22, 2011 (the “Form 10-K”), which are incorporated herein by this reference.

Unless otherwise provided, “Amedisys,” “we,” “us,” “our” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.

Overview

We are a leading provider of high-quality, low-cost home health services to the chronic, co-morbid, aging American population. Our services include home health and hospice services, and approximately 85% and 87% of our revenue was derived from Medicare for the three-month periods ended March 31, 2011 and 2010. During the three-month period ended March 31, 2011, we had $364.3 million in net service revenue, earnings per diluted share of $0.53 and cash flow from operations of $52.5 million.

Our operations involve servicing patients through our two reportable business segments: home health and hospice. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from surgery, have a chronic disability or terminal illness. Our hospice segment provides palliative care and comfort to terminally ill patients and their families. As of March 31, 2011, we had 489 Medicare-certified home health and 69 Medicare-certified hospice agencies in 45 states within the United States, the District of Columbia and Puerto Rico as detailed below:

	Owned and Operated Agencies
	Home health	Hospice
At December 31, 2010	486	67
Start-ups	4	2
Closed/Consolidated	(1)	—

At March 31, 2011	489	69

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

Recent Developments

Governmental Inquiries and Investigations and Stockholder Litigation

See Note 5 to our condensed consolidated financial statements for a discussion of the recent governmental inquiry, investigations and subsequent stockholder litigation we are involved in. No assurances can be given as to the timing or outcome of these items.

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

Face-to-Face and Therapy Requirements

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

The face-to-face encounter requirement for home health and hospice providers was to become effective January 1, 2011. However, due to concerns that some providers may need additional time to establish operational protocols necessary to comply with face-to-face encounter requirements, CMS delayed full enforcement of the requirements until the second quarter of 2011. Beginning with the second quarter, CMS will expect home health and hospices agencies to have fully established such internal processes and have appropriate documentation of required encounters.

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

Results of Operations

During the three-month period ended March 31, 2011, we incurred certain costs of $3.3 million ($2.0 million, net of tax or $0.07 per diluted share) associated with the realignment of operations, acquisition costs, and legal expenses related to the United States Senate Committee on Finance inquiry and SEC and DOJ investigation discussed in Note 5 to the condensed consolidated financial statements and incurred costs associated with agency closings/consolidations we announced in 2010 of $1.1 million ($0.7 million net of tax or $0.02 per diluted share). These costs are included in other operating expenses in our consolidated results of operations.

Consolidated

The following table summarizes our consolidated results of operations (amounts in millions):

	For the Three-Month Periods Ended March 31,
	2011	2010
Net service revenue	$364.3	$413.0
Gross margin	173.1	208.9
% of revenue	47.5%	50.6%
Other operating expenses	145.6	147.0
% of revenue	40.0%	35.6%

Operating income	27.5	61.9

Income tax expense	10.0	23.5
Effective income tax rate	39.5%	39.0%

Net income attributable to Amedisys, Inc.	$15.3	$36.6

Net Service Revenue

Our net service revenue decreased $48.7 million from 2010 to 2011 and consisted of a decrease of $55.0 million in home health revenue and an increase of $6.3 million in hospice revenue. The decrease in our home health revenue is primarily due to the 5.2% CMS rate cut, our recent closures and consolidations announced last year and a decline in our recertification volume.

Gross Margin

The decline in our gross margin percentage from 2010 to 2011 is due primarily to the 5.2% CMS rate cut. Our cost of service consists of salaries, taxes and benefits (including health care insurance and workers’ compensation insurance); travel and training expenses (primarily reimbursed mileage at a standard rate); and supplies and services expenses (including payments to contract therapists) incurred by our clinical personnel in our agencies.

Other Operating Expenses

Other operating expenses have decreased from 2010 to 2011 primarily due to a decrease of $1.9 million in salaries and benefits. Additionally, other operating expenses include $0.8 million and $2.5 million in lease terminations and legal costs, respectively.

Depreciation and amortization expense added $1.2 million in additional costs from 2010 to 2011. This increase is primarily due to the implementation of our enterprise resource planning system and the purchase of additional computers and POC tablets for our agencies.

Operating Income

Our operating income decreased $34.4 million from 2010 and is inclusive of $4.4 million in expenses associated with agency closures, legal expenses, and other costs.

Other Expense, Net

Other expense, net increased $0.6 million from 2010 to 2011 primarily due to a $0.5 million increase in loss on the disposal of property and equipment.

Income Taxes

The increase in the estimated income tax rate from 2010 to 2011 is due to an increase in nondeductible expenses in 2011.

Three-Month Period Ended March 31, 2011 Compared to the Three-Month Period Ended March 31, 2010

Home Health Division

The following table summarizes our home health segment results of operations:

	For the Three-Month Periods Ended March 31,
	2011			2010
	Same Store	Start-ups/ Acquisitions	Total	Same Store	Other (1)	Total
Financial Information (in millions):
Episodic-based revenue	300.3	6.9	307.2	347.8	13.9	361.7
Nonepisodic-based revenue	18.0	0.3	18.3	17.9	0.9	18.8

Net service revenue	318.3	7.2	325.5	365.7	14.8	380.5
Same store episodic-based revenue growth (2)	(14)%			14%

Cost of service	166.9	3.9	170.8	176.3	10.7	187.0

Gross margin	151.4	3.3	154.7	189.4	4.1	193.5
Other operating expenses	79.6	3.5	83.1	82.8	10.9	93.7

Operating income	$71.8	$(0.2)	$71.6	$106.6	$(6.8)	$99.8

Key Statistical Data:
Admissions:
Episodic-based	61,158	1,322	62,480	62,445	2,833	65,278
Nonepisodic-based	10,504	189	10,693	9,480	512	9,992

Total admissions	71,662	1,511	73,173	71,925	3,345	75,270

Same store episodic-based admission growth (2)	(2)%			10%

Recertifications:
Episodic-based	43,284	447	43,731	48,058	1,657	49,715
Nonepisodic-based	4,236	41	4,277	4,785	111	4,896

Total recertifications	47,520	488	48,008	52,843	1,768	54,611

Same store episodic-based recertification growth (2)	(10)%			(1)%

Completed episodes	97,941	1,576	99,517	100,913	4,183	105,096

Visits:
Episodic-based	1,905,098	31,588	1,936,686	2,014,528	76,725	2,091,253
Nonepisodic-based	197,308	3,275	200,583	197,426	10,646	208,072

Total visits	2,102,406	34,863	2,137,269	2,211,954	87,371	2,299,325

Cost per visit	$79.38	$111.34	$79.91	$79.69	$122.36	$81.32

Average episodic-based revenue per completed episode (3)	$3,029	$3,007	$3,029	$3,284	$3,216	$3,282

Episodic-based visits per completed episode (4)	18.5	17.2	18.5	18.7	17.4	18.6

(1)	Agencies for the prior period which are not considered same store agencies (i.e. agencies closed or consolidated in current or prior period or unopened startups).
(2)

Same store episodic-based revenue, admissions or recertifications growth is the percent increase (decrease) in our same store episodic-based revenue, admissions or recertifications for the period as a percent of the same store episodic-based revenue, admissions or recertifications of the prior period.

(3)	Average episodic-based revenue per completed episode is the average episodic-based revenue earned for each episodic-based completed episode of care.
(4)	Episodic-based visits per completed episode is the home health episodic-based visits on completed episodes divided by the home health episodic-based episodes completed during the period.

Net Service Revenue

The components of the $55.0 million decline in our home health revenues are the 5.2% CMS rate cut which reduced revenue by $18.0 million, $14.8 million related to agencies we closed or merged in 2010, with the remainder due to declining volumes.

Our revenue per episode decreased 8% due to the 5.2% CMS rate cut and a reduction in the therapy needs of our patients. We also experienced declines in both admissions and recertifications as our same store episodic-based admissions and recertifications declined 2% and 10%, respectively. The decline in recertifications is due to both a decline in our recertification rate and a lower patient census. We expect the decline in our year over year recertification rate to continue into the third quarter of 2011. While we experienced a decline in same store episodic-based admissions over 2010, we did see a sequential improvement from the fourth quarter of 2010.

Cost of Service, excluding Depreciation and Amortization

Our home health cost of service decreased $16.2 million as we performed 162,056 fewer visits which accounted for $13.2 million of the decrease with the remainder from the $1.41 decrease in cost per visit. The cost per visit improvement is due to our portfolio realignment as well as a focus on productivity and conversion of salaried clinicians to our pay per visit model. In addition, we have experienced sequential improvement in cost per visit on a same store basis.

Other Operating Expenses

Our other operating expenses decreased $10.6 million in total and $3.2 million on a same store basis with the primary drivers being a decline in salary and benefits as a result of closures and mergers and additional cost reductions in our remaining portfolio.

Hospice Division

The following table summarizes our hospice segment results of operations:

	For the Three-Month Periods Ended March 31,
	2011			2010
	Same Store	Start-ups/ Acquisitions	Total	Same Store	Other (1)	Total
Financial Information (in millions):
Medicare revenue	$35.7	$0.8	$36.5	$29.5	$1.3	$30.8
Non-Medicare revenue	2.3	—	2.3	1.6	0.1	1.7

Net service revenue	38.0	0.8	38.8	31.1	1.4	32.5
Same store Medicare revenue growth (2)	21%			33%

Cost of service	19.6	0.8	20.4	15.8	1.3	17.1

Gross margin	18.4	—	18.4	15.3	0.1	15.4
Other operating expenses	7.4	0.8	8.2	7.3	1.1	8.4

Operating income	$11.0	$(0.8)	$10.2	$8.0	$(1.0)	$7.0

Key Statistical Data:
Hospice admits	3,088	109	3,197	2,629	164	2,793
Hospice days	277,500	6,245	283,745	226,481	10,038	236,519
Average daily census	3,083	69	3,153	2,516	112	2,628
Revenue per day	$136.84	$134.32	$136.78	$137.22	$139.56	$137.32
Cost of service per day	$70.50	$133.46	$71.89	$69.89	$125.70	$72.26
Average length of stay	89	48	88	89	61	87

(1)	Agencies for the prior period which are not considered same store agencies (i.e. agencies closed or consolidated in current or prior period or unopened startups).
(2)	Same Store Medicare revenue growth is the percent increase in our same store Medicare revenue for the period as a percent of the same store Medicare revenue of the prior period

Net Service Revenue

Our hospice revenue increased $6.3 million with $6.9 million from our same store agencies, $0.6 million from our start-up agencies and $0.2 million from our acquisitions offset by $1.4 million from agencies we closed or merged in 2010. Hospice revenue is primarily impacted by average daily census, levels of care and payment rates. Our 2011 revenue includes an increase related to an annual hospice rate increase effective October 1, 2010, which was approximately 1.8%. Additionally, our 2011 hospice revenue is net of a $0.4 million hospice cap adjustment, an increase of $0.2 million from 2010.

Cost of Service excluding Depreciation and Amortization

Our hospice cost of service increased $3.3 million (19%) due to the 20% increase in our average daily census over 2010. Our hospice clinicians are generally paid on a salaried basis, and our agencies are staffed based on the average census of the agency.

Other Operating Expenses

Our other operating expenses were relatively flat despite our significant increase in revenue. The hospice division did benefit from a $0.5 million reduction in bad debt expense due to significant improvement in cash collections.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Three-Month Period Ended March 31, 2011 Compared to the Three-Month Period Ended March 31, 2010

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Three-Month Periods Ended March 31,
	2011	2010
Cash provided by operating activities	$52.5	$71.1
Cash used in investing activities	(15.9)	(14.4)
Cash used in financing activities	(8.0)	(9.2)

Net increase in cash and cash equivalents	28.6	47.5
Cash and cash equivalents at beginning of period	120.3	34.5

Cash and cash equivalents at end of period	$148.9	$82.0

Cash provided by operating activities decreased $18.6 million during 2011 compared to 2010, primarily as a result of changes in net income, accounts payable and accrued expenses.

Cash used in investing activities increased $1.5 million during 2011 compared to 2010 primarily due to the decrease in our acquisition activity offset by an increase in purchases of property, plant and equipment.

Cash used in financing activities decreased $1.2 million during 2011 compared to 2010, primarily due to a decrease in repayments on our long-term obligations. We decreased our outstanding long-term obligations net of borrowings by $9.6 million from December 31, 2010.

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program; however, from time to time, we can and do obtain additional sources of liquidity through sales of our equity or by incurrence of additional indebtedness. As of March 31, 2011, we had $148.9 million in cash and cash equivalents and $232.5 million in availability under our $250.0 million Revolving Credit Facility.

During 2011, we spent $8.5 million in routine capital expenditures, which primarily included equipment, furniture and computer software and $8.1 million in capital expenditures related to the implementation of our enterprise resource planning system and a company-wide refresh of computer hardware. Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements over the next twelve months and into the foreseeable future.

Outstanding Patient Accounts Receivable

Our patient accounts receivable, net increased $0.4 million from December 31, 2010 to March 31, 2011 as our cash collection as a percentage of revenue was 101.1% for the three-month periods ended March 31, 2011 and 99.3% for the three-month periods ended December 31, 2010.

Our patient accounts receivable includes unbilled receivables, which are aged based upon our initial service date. At March 31, 2011, the unbilled patient accounts receivable, as a percentage of gross patient accounts receivable, was 25.1%, or $42.0 million compared to 28.3% or $47.9 million at December 31, 2010. We monitor unbilled receivables on an agency by agency basis to ensure that all efforts are made to bill claims within timely filing deadlines. The timely filing deadlines vary by state for Medicaid-reimbursable services and among insurance companies.

Our provision for estimated revenue adjustments (which is deducted from our service revenue to determine net service revenue) and provision for doubtful accounts were as follows for the periods indicated (in millions). We fully reserve for both our Medicare and other patient accounts receivable that are aged over 360 days.

	For the Three-Month Periods Ended March 31,
	2011	2010
Provision for estimated revenue adjustments	$2.4	$0.2
Provision for doubtful accounts	3.2	4.3

Total	$5.6	$4.5

As a percent of revenue	1.5%	1.1%

The following schedule details our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding, net):

	0-90	91-180	181-365	Over 365	Total
At March 31, 2011:
Medicare patient accounts receivable, net (1)	$86.8	$17.6	$2.2	$—	$106.6

Other patient accounts receivable:
Medicaid	5.9	1.9	1.3	0.1	9.2
Private	27.2	9.6	6.8	1.6	45.2

Total	$33.1	$11.5	$8.1	$1.7	$54.4

Allowance for doubtful accounts (2)					(19.1)

Non-Medicare patient accounts receivable, net					$35.3

Total patient accounts receivable, net					$141.9

Days revenue outstanding, net (3)					34.8

	0-90	91-180	181-365	Over 365	Total
At December 31, 2010:
Medicare patient accounts receivable, net (1)	$89.4	$16.4	$1.3	$—	$107.1

Other patient accounts receivable:
Medicaid	6.0	2.2	2.0	0.1	10.3
Private	27.2	9.9	7.0	1.0	45.1

Total	$33.2	$12.1	$9.0	$1.1	$55.4

Allowance for doubtful accounts (2)					(21.0)

Non-Medicare patient accounts receivable, net					$34.4

Total patient accounts receivable, net					$141.5

Days revenue outstanding, net (3)					32.8

(1)

The following table summarizes the activity and ending balances in our estimated revenue adjustments (amounts in millions), which is recorded to reduce our Medicare outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the Three-Month Period Ended March 31, 2011	For the Three-Month Period Ended December 31, 2010
Balance at beginning of period	$6.5	$6.3
Provision for estimated revenue adjustments	2.4	2.6
Write offs	(2.5)	(2.4)

Balance at end of period	$6.4	$6.5

Our estimated revenue adjustments were 5.6% and 5.7% of our outstanding Medicare patient accounts receivable at March 31, 2011 and December 31, 2010, respectively.

(2)

The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in millions), which is recorded to reduce only our Medicaid and private outstanding patient accounts receivable to their estimated net realizable value.

	For the Three-Month Period Ended March 31, 2011	For the Three-Month Period Ended December 31, 2010
Balance at beginning of period	$21.0	$23.0
Provision for doubtful accounts	3.2	5.1
Write offs	(5.1)	(7.1)

Balance at end of period	$19.1	$21.0

Our allowance for doubtful accounts was 35.1% and 37.8% of our outstanding Medicaid and private patient accounts receivable at March 31, 2011 and December 31, 2010, respectively.

(3)

Our calculation of days revenue outstanding, net is derived by dividing our ending net patient accounts receivable (i.e. net of estimated revenue adjustments and allowance for doubtful accounts) at March 31, 2011 and December 31, 2010 by our average daily net patient revenue for the three-month periods ended March 31, 2011 and December 31, 2010, respectively.

Indebtedness

Our weighted-average interest rate for our five year Term Loan for the quarters ended March 31, 2011 and 2010 was 1.0%.

As of March 31, 2011, our total leverage ratio (used to compute the margin and commitment fees, described in more detail in Note 6 of the financial statements included in our Form 10-K) was 0.9 and our fixed charge coverage ratio was 1.5.

As of March 31, 2011, our availability under our $250.0 million Revolving Credit Facility was $232.5 million as we had $17.5 million outstanding in letters of credit.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Revolving Credit Facility and Term Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and, therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows will be exposed to changes in interest rates. As of March 31, 2011, the total amount of outstanding debt subject to interest rate fluctuations was $60.0 million. A 1.0% interest rate increase would increase interest expense by approximately $0.6 million annually.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2011, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011, the end of the period covered by this Quarterly Report.

Changes in Internal Controls

On January 1, 2011, the Company implemented two modules of a new enterprise resource planning system, PeopleSoft Financials and PeopleSoft Human Capital Management. This implementation was part of our focus on upgrading and enhancing our financial systems and was not in response to any internal control deficiencies. In connection with this system implementation, we are in the process of updating our internal controls over financial reporting, as necessary, to accommodate modifications to our business and accounting processes. We do not believe this implementation will have an adverse affect on our internal controls over financial reporting.

There were no other changes in internal control over financial reporting during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended March 31, 2011:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Share (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2011 to January 31, 2011	2,111		$33.42	—	—
February 1, 2011 to February 28, 2011	2,359		$40.18	—	—
March 1, 2011 to March 31, 2011	175		$35.37	—	—

Total	4,645	(1)	$36.92	—	$—

(1)

Includes shares of common stock surrendered to us by certain employees to satisfy tax withholding obligations in connection with the vesting of non-vested stock previously awarded to such employees under our 2008 Omnibus Incentive Compensation Plan.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through October 22, 2009	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

4.2	Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C. and the Purchasers identified on Schedule A thereto, relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 5.07% Series A Senior Notes due March 25, 2013 (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

4.3	Form of Series A Note due March 25, 2013 (attached as Exhibit 1 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.2

4.4	Form of Series B Note due March 25, 2014 (attached as Exhibit 2 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.3

4.5	Form of Series C Note due March 25, 2015 (attached as Exhibit 3 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.4

†10.1*	Amended and Restated Amedisys, Inc. Employee Stock Purchase Plan effective as of April 1, 2011

†31.1	Certification of William F. Borne, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of William F. Borne, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

††32.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††101.INS	XBRL Instance

††101.SCH	XBRL Taxonomy Extension Schema Document

††101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

††101.DEF	XBRL Taxonomy Definition Linkbase Document

††101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

††101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMEDISYS, INC.
(Registrant)

By:	/s/ Dale E. Redman

Dale E. Redman
Chief Financial Officer and Duly Authorized Officer

DATE: April 26, 2011

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed and the exhibits marked with the double cross symbol (††) are furnished with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through October 22, 2009	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

4.2	Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C. and the Purchasers identified on Schedule A thereto, relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 5.07% Series A Senior Notes due March 25, 2013 (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

4.3	Form of Series A Note due March 25, 2013 (attached as Exhibit 1 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.2

4.4	Form of Series B Note due March 25, 2014 (attached as Exhibit 2 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.3

4.5	Form of Series C Note due March 25, 2015 (attached as Exhibit 3 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.4

†10.1*	Amended and Restated Amedisys, Inc. Employee Stock Purchase Plan effective as of April 1, 2011

†31.1	Certification of William F. Borne, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of William F. Borne, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

††32.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††101.INS	XBRL Instance

††101.SCH	XBRL Taxonomy Extension Schema Document

††101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

††101.DEF	XBRL Taxonomy Definition Linkbase Document

††101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

††101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document