Form 10-Q
period 2011-06-30
AMEDISYS INC
filed 2011-08-02
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 29,259,058 shares outstanding as of July 29, 2011.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS AND AVAILABLE INFORMATION

Special Caution Concerning Forward-Looking Statements

When included in this Quarterly Report on Form 10-Q, or in other documents that we file with the Securities and Exchange Commission (“SEC”), or in statements made by or on behalf of our company, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to the following: changes in Medicare and other medical payment levels, adverse effects of a failure of the Federal government to fund government programs in which we participate, such as Medicare or Medicaid, adverse effects of a possible delay in the Federal budget process or a Federal government shutdown, our ability to open agencies, acquire additional agencies and integrate and operate these agencies effectively, changes in or our failure to comply with existing Federal and State laws or regulations or the inability to comply with new government regulations on a timely basis, competition in the home health industry, changes in the case mix of patients and payment methodologies, changes in estimates and judgments associated with critical accounting policies, our ability to maintain or establish new patient referral sources, our ability to attract and retain qualified personnel, changes in payments and covered services due to the economic downturn and deficit spending by Federal and State governments, future cost containment initiatives undertaken by third-party payors, our access to financing due to the volatility and disruption of the capital and credit markets, our ability to meet debt service requirements and comply with covenants in debt agreements, business disruptions due to natural disasters or acts of terrorism, our ability to integrate and manage our information systems, changes in or developments with respect to any litigation or investigations relating to the Company, including the United States Senate Committee on Finance inquiry, the SEC investigation and the U.S. Department of Justice Civil Investigative Demand and various other matters, many of which are beyond our control.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$28,132	$120,295
Patient accounts receivable, net of allowance for doubtful accounts of $18,162 and $20,977	153,273	141,549
Prepaid expenses	10,976	9,947
Other current assets	12,400	22,259

Total current assets	204,781	294,050
Property and equipment, net of accumulated depreciation of $77,832 and $78,074	144,446	138,554
Goodwill	901,611	791,412
Intangible assets, net of accumulated amortization of $19,130 and $17,135	62,331	53,393
Other assets, net	27,478	22,454

Total assets	$1,340,647	$1,299,863

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,843	$20,663
Payroll and employee benefits	78,077	82,961
Accrued expenses	70,014	61,254
Current portion of long-term obligations	35,448	37,178
Current portion of deferred income taxes	10,408	14,285

Total current liabilities	215,790	216,341
Long-term obligations, less current portion	127,901	144,688
Deferred income taxes	61,516	52,286
Other long-term obligations	5,460	6,833

Total liabilities	410,667	420,148

Commitments and Contingencies - Note 6

Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 30,575,814 and 29,867,701 shares issued; and 29,890,269 and 29,232,807 shares outstanding	30	29
Additional paid-in capital	422,273	407,156
Treasury stock at cost, 685,545 and 634,894 shares of common stock	(15,702)	(14,022)
Accumulated other comprehensive income	15	25
Retained earnings	521,612	484,669

Total Amedisys, Inc. stockholders’ equity	928,228	877,857
Noncontrolling interests	1,752	1,858

Total equity	929,980	879,715

Total liabilities and equity	$1,340,647	$1,299,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2011	2010	2011	2010
Net service revenue	$373,722	$422,349	$738,024	$835,316
Cost of service, excluding depreciation and amortization	193,147	209,293	384,326	413,352
General and administrative expenses:
Salaries and benefits	80,862	88,586	166,512	175,553
Non-cash compensation	3,205	3,168	5,115	5,681
Other	46,644	52,431	92,209	97,446
Provision for doubtful accounts	2,128	4,463	5,290	8,808
Depreciation and amortization	9,726	8,279	19,081	16,465

Operating expenses	335,712	366,220	672,533	717,305

Operating income	38,010	56,129	65,491	118,011
Other (expense) income:
Interest income	89	92	207	177
Interest expense	(2,254)	(2,350)	(4,506)	(4,761)
Equity in earnings from unconsolidated joint ventures	466	734	789	1,522
Miscellaneous, net	(425)	(1,576)	(764)	(1,543)

Total other expense, net	(2,124)	(3,100)	(4,274)	(4,605)

Income before income taxes	35,886	53,029	61,217	113,406
Income tax expense	(14,175)	(20,663)	(24,182)	(44,210)

Net income	21,711	32,366	37,035	69,196
Net income attributable to noncontrolling interests	(55)	(164)	(91)	(348)

Net income attributable to Amedisys, Inc.	$21,656	$32,202	$36,944	$68,848

Net income per share attributable to Amedisys, Inc. common stockholders:
Basic	$0.76	$1.15	$1.30	$2.46

Diluted	$0.75	$1.13	$1.28	$2.42

Weighted average shares outstanding:
Basic	28,625	28,106	28,495	27,963

Diluted	29,010	28,597	28,938	28,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Six-Month Periods Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$37,035	$69,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,081	16,465
Provision for doubtful accounts	5,290	8,808
Non-cash compensation	5,115	5,681
401(k) employer match	3,332	11,467
Loss on disposal of property and equipment	1,313	2,019
Deferred income taxes	3,708	6,074
Equity in earnings of unconsolidated joint ventures	(789)	(1,522)
Amortization of deferred debt issuance costs	788	788
Return on equity investment	540	840
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(3,320)	(10,395)
Other current assets	10,117	11,256
Other assets	(6,364)	(2,915)
Accounts payable	(357)	5,368
Accrued expenses	2,398	1,641
Other long-term obligations	(1,374)	663

Net cash provided by operating activities	76,513	125,434

Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	853	2,340
Purchases of deferred compensation plan assets	(379)	(1,018)
Purchases of property and equipment	(26,032)	(23,910)
Acquisitions of businesses, net of cash acquired	(125,977)	(2,721)
Acquisitions of reacquired franchise rights	—	(2,377)

Net cash used in investing activities	(151,535)	(27,686)

Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options and warrants	236	1,358
Proceeds from issuance of stock to employee stock purchase plan	2,731	3,012
Tax benefit from stock option exercises	(334)	2,192
Non-controlling interest distribution	(198)	(185)
Principal payments of long-term obligations	(19,576)	(22,583)

Net cash used in financing activities	(17,141)	(16,206)

Net (decrease) increase in cash and cash equivalents	(92,163)	81,542
Cash and cash equivalents at beginning of period	120,295	34,485

Cash and cash equivalents at end of period	$28,132	$116,027

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,656	$4,266

Cash paid for income taxes, net of refunds received	$6,273	$31,870

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
Notes payable issued for acquisitions	$—	$750

Notes payable issued for software licenses	$—	$10,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Amedisys, Inc., a Delaware corporation, and its consolidated subsidiaries (“Amedisys,” “we,” “us,” or “our”) are a multi-state provider of home health and hospice services with approximately 84% and 86% of our revenue derived from Medicare for the three-month periods ended June 30, 2011 and 2010, respectively and approximately 85% and 87% of our revenue derived from Medicare for the six-month periods ended June 30, 2011 and 2010, respectively. As of June 30, 2011, we had 485 Medicare-certified home health and 90 Medicare-certified hospice agencies in 45 states within the United States, the District of Columbia and Puerto Rico.

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

Home Health Revenue Recognition

Medicare Revenue

Net service revenue is recorded under the Medicare prospective payment system (“PPS”) based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited to: (a) an outlier payment if our patient’s care was unusually costly (capped at 10% of total reimbursement per provider number); (b) a low utilization payment adjustment (“LUPA”) if the number of visits was fewer than five; (c) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required (thresholds set at 6, 14 and 20 visits); (e) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (f) changes in the base episode payments established by the Medicare Program; (g) adjustments to the base episode payments for case mix and geographic wages; and (h) recoveries of overpayments.

In addition to the items noted above, the Centers for Medicare and Medicaid Services (“CMS”) recently added two new provisions to PPS which was implemented April 1, 2011: (1) a face-to-face encounter requirement and (2) changes to the therapy assessment schedule which require additional patient evaluations and certifications. As a condition for Medicare payment, the first new provision mandates that prior to certifying a patient’s eligibility for the home health benefit, the certifying physician must document that he or she, or an allowed non-physician practitioner, has had a face-to-face encounter with the patient. The encounter must occur in the timeframe of 90 days prior to the start of care or 30 days after the start of care. Documentation regarding these encounters must be present on certifications. Under the second new provision, CMS imposed therapy assessment requirements. An assessment by a professional qualified therapist must take place at least once every 30 days during a therapy patient’s course of treatment. For those qualified patients expecting to require 13 or 19 therapy visits, a qualified therapist must perform the therapy service required, assess the patient, and measure and document effectiveness on the 13th visit and the 19th visit. This requirement applies to each therapy discipline caring for the patient, but the assessment may be performed close to, but no later than, the 13th and 19th visits. Management evaluates the potential for revenue adjustments as a result of these regulations, and when appropriate, provides allowances for losses based upon the best available information.

We make adjustments to Medicare revenue on completed episodes to reflect differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We estimate the impact of such adjustments based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record this estimate during the period in which services are rendered as an estimated revenue adjustment and a corresponding reduction to patient accounts receivable. In addition, management evaluates the potential for revenue adjustments and, when appropriate, provides allowances for losses based upon the best available information. Therefore, we believe that our reported net service revenue and patient accounts receivable will be the net amounts to be realized from Medicare for services rendered.

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of June 30, 2011 and 2010, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and, therefore, the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our condensed consolidated balance sheets for such periods.

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

Hospice Revenue Recognition

Hospice Medicare Revenue

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily or hourly rates for each of the four levels of care we deliver. The four main levels of care we provide are routine care, general inpatient care, continuous home care and respite care. Routine care accounts for 97% of our total net Medicare hospice service revenue for the three and six-month periods ended June 30, 2011, respectively, as compared to 98% and 97% for the three and six-month periods ended June 30, 2010, respectively. We make adjustments to Medicare revenue for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes our historical collection rate on Medicare claims, and record it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable.

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap for each provider number, we monitor these caps and estimate amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in other accrued liabilities. We have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2009. For the cap years ended October 31, 2010 and October 31, 2011, we have $3.2 million recorded for estimated amounts due back to Medicare in other accrued liabilities as of June 30, 2011 and $1.9 million recorded as of December 31, 2010. As a result of our adjustments, we believe our revenue and patients accounts receivable are recorded at amounts that will be ultimately realized.

Effective April 1, 2011, CMS implemented its hospice regulation requiring that a hospice physician or nurse practitioner have a face-to-face encounter with hospice patients during the 30 day period prior to the 180th-day recertification (third benefit period) and each subsequent recertification, to gather clinical findings to determine continued eligibility for hospice care, and that the certifying hospice physician attest that such a visit took place. Management evaluates the potential for revenue adjustments due to these regulations and when appropriate provides allowances for losses based upon the best available information.

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

We believe the credit risk associated with our Medicare accounts, which represent 71% and 76% of our net patient accounts receivable at June 30, 2011 and December 31, 2010, respectively, is limited due to (i) our historical collection rate of over 99% from Medicare and (ii) the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable, which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. During the three and six-month periods ended June 30, 2011, we recorded $2.5 million and $4.9 million, respectively, in estimated revenue adjustments to Medicare revenue as compared to $1.5 million and $1.7 million during the three and six-month periods ended June 30, 2010, respectively.

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

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and fair value differ (amounts in millions):

		Fair Value at Reporting Date Using
Financial Instrument	As of June 30, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$163.3	$—	$171.3	$—

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

Weighted-Average Shares Outstanding

Net income per share attributable to Amedisys, Inc. common stockholders, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The following table sets forth, for the periods indicated, shares used in our computation of the weighted-average shares outstanding, which are used to calculate our basic and diluted net income per share attributable to Amedisys, Inc. common stockholders and the shares which were anti-dilutive to the computation (amounts in thousands):

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2011	2010	2011	2010
Weighted average number of shares outstanding - basic	28,625	28,106	28,495	27,963
Effect of dilutive securities:
Stock options	80	151	86	163
Non-vested stock and stock units	305	340	357	352

Weighted average number of shares outstanding - diluted	29,010	28,597	28,938	28,478

Anti-dilutive securities	2	53	—	—

Recently Issued Accounting Prouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. The ASU is effective for fiscal years and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In July 2011, the FASB ratified the final Emerging Issues Task Force Consensus on Issue No. 09-H, Health Care Entities: Presentation and Disclosure of Net Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts. The Consensus will require health care entities to separately present bad debt expense related to patient service revenue as a reduction to patient service revenue (net of contractual allowances and discounts). Health care entities will be required to disclose qualitative and quantitative information about the activity in the allowance for doubtful accounts, and their policies for assessing collectability in determining the timing and amount of revenue and bad debt expense. The Consensus will be effective for fiscal years and interim periods within those years beginning after December 15, 2011, with early application permitted. Retrospective application will be required for presenting bad debt expense related to patient service revenue as a reduction of revenue. The expanded disclosures are required to be applied prospectively. We expect the adoption of this final Consensus to decrease our net service revenue by the amount of the provision for doubtful accounts recorded, which will decrease gross margin; however, it will have no effect on net income.

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

2011 Acquisitions

On June 7, 2011, we acquired Beacon Hospice, Inc. (“Beacon”) for a total purchase price of $126.0 million, net of cash acquired (subject to certain adjustments), of which $8.2 million was placed in escrow for indemnification purposes and working capital price adjustments. The purchase price was paid with cash on hand on the date of the transaction. Beacon owns and operates 22 hospice agencies and one inpatient unit servicing the states of Massachusetts, Maine, New Hampshire, Rhode Island and Connecticut. In connection with the acquisition, we recorded substantially the entire purchase price as goodwill ($110.2 million), other intangibles ($10.9 million) and other assets and liabilities, net ($4.9 million).

The following table contains pro forma condensed consolidated income statement information assuming that the Beacon transaction closed on January 1, 2010, for the six-month periods ended June 30, 2011 and 2010 (amounts in thousands, except per share data):

	2011	2010
Net service revenue	$771.7	$865.3
Operating income	68.1	120.5
Net income	37.6	69.6
Basic earnings per share	$1.32	$2.49
Diluted earnings per share	$1.30	$2.44

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The following table summarizes the activity related to our goodwill and our other intangible assets, net, as of and for the six-month period ended June 30, 2011 (amounts in millions):

	Goodwill
	Home Health	Hospice	Total
Balances at December 31, 2010	$723.3	$68.1	$791.4
Additions	—	110.2	110.2

Balances at June 30, 2011	$723.3	$178.3	$901.6

	Other Intangible Assets, Net
	Certificates of Need and Licenses	Acquired Names of Business (1)	Non-Compete Agreements & Reacquired Franchise Rights (2)	Total
Balances at December 31, 2010	$41.7	$4.7	$7.0	$53.4
Additions	2.5	8.1	0.3	10.9
Amortization	—	(0.1)	(1.9)	(2.0)

Balances at June 30, 2011	$44.2	$12.7	$5.4	$62.3

(1)	Acquired Names of Business includes $12.5 million of unamortized acquired names and $0.2 million of amortized acquired names which have a weighted-average amortization period of 2.3 years.
(2)	The weighted-average amortization period of our non-compete agreements and reacquired franchise rights is 2.3 and 2.0 years, respectively.

5. LONG-TERM OBLIGATIONS

Long-term obligations, including capital lease obligations, consisted of the following for the periods indicated (amounts in millions):

	June 30, 2011	December 31, 2010
Senior Notes:
$35.0 million Series A Notes; semi-annual interest only payments; interest rate at 6.07% per annum; due March 25, 2013	$35.0	$35.0
$30.0 million Series B Notes; semi-annual interest only payments; interest rate at 6.28% per annum; due March 25, 2014	30.0	30.0
$35.0 million Series C Notes; semi-annual interest only payments; interest rate at 6.49% per annum; due March 25, 2015	35.0	35.0
$150.0 million Term Loan; $7.5 million principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (0.94% at June 30, 2011); due March 26, 2013	52.5	67.5
Promissory notes	10.8	14.4

	163.3	181.9
Current portion of long-term obligations	(35.4)	(37.2)

Total	$127.9	$144.7

Revolving Credit Facility

On May 26, 2011, we entered into a First Amendment to our $250.0 Million Revolving Credit Facility (the “First Amendment”). Under the terms of the First Amendment, (i) the financial covenant baskets relating to permitted “Investments in Joint Ventures” and “other Investments” were increased to give the Company greater flexibility, (ii) there was a non-substantive, clarifying amendment to the definition of “Permitted Acquisition” and (iii) certain other agreements, obligations and representations and warranties of the parties thereto were amended, modified and/or supplemented. In connection with the execution of the First Amendment, each existing guarantor under the Credit Agreement consented to the terms of the First Amendment.

Our weighted-average interest rate for our five year Term Loan for the three and six-month periods ended June 30, 2011 was 1.0% as compared to 1.1% for the three and six-month periods ended June 30, 2010.

As of June 30, 2011, our total leverage ratio (used to compute the margin and commitment fees, described in more detail in Note 6 of the financial statements included in our Form 10-K) was 0.9 and our fixed charge coverage ratio was 1.5.

As of June 30, 2011, our availability under our $250.0 million Revolving Credit Facility was $231.3 million as we had $18.7 million outstanding in letters of credit.

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

U.S. Department of Justice Civil Investigative Demand (“CID”)

On September 27, 2010, we received a CID issued by the U.S. Department of Justice pursuant to the federal False Claims Act. The CID requires the delivery of a wide range of documents and information to the United States Attorney’s Office for the Northern District of Alabama, relating to the Company’s clinical and business operations, including reimbursement and billing claims submitted to Medicare for home health services, and related compliance activities. The CID generally covers the period from January 1, 2003. On April 26, 2011, we received a second CID related to the CID issued in September 2010, which generally covers the same time period as the previous CID and requires the production of additional documents. We are cooperating with the Department of Justice with respect to this investigation.

We are unable to assess the probable outcome or reasonably estimate the potential liability, if any, arising from the United States Senate Committee on Finance inquiry, the SEC investigation, the U.S. Department of Justice CIDs and the securities, shareholder derivative and ERISA litigation described above given the preliminary stage of these matters. The Company intends to continue to vigorously defend itself in the securities, shareholder derivative and ERISA litigation matters. No assurances can be given as to the timing or outcome of the United States Senate Committee on Finance inquiry, the SEC investigation, the U.S. Department of Justice CIDs or the securities, shareholder derivative and ERISA litigation matters described above or the impact of any of the inquiry, investigation or litigation matters on the Company, its consolidated financial condition, results of operations or cash flows.

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

In January 2010, our subsidiary that provides home health services in Dayton, Ohio received from a Medicare Program Safeguard Contractor (“PSC”) a request for records regarding 137 claims submitted by the subsidiary paid from January 2, 2008 through November 10, 2009 (the “Claim Period”) to determine whether the underlying services met pertinent Medicare payment requirements. Based on the PSC’s findings, which were extrapolated to all claims for home health services provided by the Dayton subsidiary paid during the Claim Period, on March 9, 2011, the Medicare Administrative Contractor for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment of approximately $5.6 million. We dispute these findings and intend to vigorously seek to have these findings overturned, but no assurances can be given as to the timing or outcome of any appeal. As of June 30, 2011, we have no liability recorded for this claim.

In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a Zone Program Integrity Contractor (“ZPIC”) a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the Medicare Administrative Contractor for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment of approximately $5.5 million. We dispute these findings and intend to vigorously seek to have these findings overturned, but no assurances can be given as to the timing or outcome of any appeal. In the event we pay any amount of this alleged overpayment, we are indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. As of June 30, 2011, we have no liability recorded for this claim.

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

Our health insurance has a retention limit of $750.0 thousand, our workers’ compensation insurance has a retention limit of $350.0 thousand and our professional liability insurance has a retention limit of $250.0 thousand.

Investments

In June 2011, we purchased a limited partnership interest for $2.0 million in a private investment fund. The purpose of the fund is to identify, fund and develop innovative solutions that have the potential to improve quality, reduce cost, and increase efficiency across a continuum of care for healthcare delivery systems. In addition, we have committed an additional $18.0 million capital contribution to the fund on an as needed basis.

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

	For the Three-Month Period Ended June 30, 2011
	Home Health	Hospice	Other	Total
Net service revenue	$326.4	$47.3	$—	$373.7
Cost of service, excluding depreciation and amortization	167.6	25.5	—	193.1
General and administrative expenses	73.5	9.7	47.6	130.8
Provision for doubtful accounts	2.2	(0.1)	—	2.1
Depreciation and amortization	3.8	0.2	5.7	9.7

Operating expenses	247.1	35.3	53.3	335.7

Operating income	$79.3	$12.0	$(53.3)	$38.0

	For the Three-Month Period Ended June 30, 2010
	Home Health	Hospice	Other	Total
Net service revenue	$388.0	$34.3	$—	$422.3
Cost of service, excluding depreciation and amortization	190.7	18.6	—	209.3
General and administrative expenses	91.1	7.9	45.1	144.1
Provision for doubtful accounts	4.0	0.5	—	4.5
Depreciation and amortization	3.9	0.1	4.3	8.3

Operating expenses	289.7	27.1	49.4	366.2

Operating income	$98.3	$7.2	$(49.4)	$56.1

	For the Six-Month Period Ended June 30, 2011
	Home Health	Hospice	Other	Total
Net service revenue	$651.9	$86.1	$—	$738.0
Cost of service, excluding depreciation and amortization	338.4	45.9	—	384.3
General and administrative expenses	150.2	17.8	95.8	263.8
Provision for doubtful accounts	5.4	(0.1)	—	5.3
Depreciation and amortization	7.0	0.3	11.8	19.1

Operating expenses	501.0	63.9	107.6	672.5

Operating income	$150.9	$22.2	$(107.6)	$65.5

	For the Six-Month Period Ended June 30, 2010
	Home Health	Hospice	Other	Total
Net service revenue	$768.5	$66.8	$—	$835.3
Cost of service, excluding depreciation and amortization	377.7	35.7	—	413.4
General and administrative expenses	177.4	15.7	85.5	278.6
Provision for doubtful accounts	7.8	1.0	—	8.8
Depreciation and amortization	7.5	0.2	8.8	16.5

Operating expenses	570.4	52.6	94.3	717.3

Operating income	$198.1	$14.2	$(94.3)	$118.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and six-month periods ended June 30, 2011. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on February 22, 2011 (the “Form 10-K”), which are incorporated herein by this reference.

Unless otherwise provided, “Amedisys,” “we,” “us,” “our” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.

Overview

We are a leading provider of high-quality, low-cost home health services to the chronic, co-morbid, aging American population. Our services include home health and hospice services, and approximately 84% and 86% of our revenue was derived from Medicare for the three-month periods ended June 30, 2011 and 2010, respectively and approximately 85% and 87% of our revenue was derived from Medicare for the six-month periods ended June 30, 2011 and 2010, respectively. During the three-month period ended June 30, 2011, we had $373.7 million in net service revenue, earnings per diluted share of $0.75 and cash flow from operations of $24.0 million. For the six-month period ended June 30, 2011, we had $738.0 million in net service revenue, earnings per diluted share of $1.28 and cash flow from operations of $76.5 million.

Our operations involve servicing patients through our two reportable business segments: home health and hospice. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from surgery, have a chronic disability or terminal illness. Our hospice segment provides palliative care and comfort to terminally ill patients and their families. As of June 30, 2011, we had 485 Medicare-certified home health and 90 Medicare-certified hospice agencies in 45 states within the United States, the District of Columbia and Puerto Rico as detailed below:

	Owned and Operated Agencies
	Home health	Hospice
At December 31, 2010	486	67
Acquisitions	—	22
Start-ups	6	2
Closed/Consolidated	(7)	(1)

At June 30, 2011	485	90

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

Recent Developments

Governmental Inquiries and Investigations and Stockholder Litigation

See Note 6 to our condensed consolidated financial statements for a discussion of the recent governmental inquiry, investigations and subsequent stockholder litigation we are involved in. No assurances can be given as to the timing or outcome of these items.

Health Care Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act of 2010 (“HCERA”), which amends the PPACA (collectively, the “Health Care Reform Bills”). The Health Care Reform Bills make a number of changes to Medicare payment rates, including the reinstatement of the 3% home health rural add-on, which began on April 1, 2010 (expiring January 1, 2016). The Health Care Reform Bills also include a systemic rebasing of the amount Centers for Medicare and Medicaid Services (“CMS”) reimburses for home health services, to be phased in over four years, beginning in 2014. We anticipate that many of the provisions of the Health Care Reform Bills may be subject to further clarification and modification through the rule-making process. It is uncertain at this time the effect the rebasing will have on our future results of operations or cash flows.

Face-to-Face and Therapy Requirements

In November 2010, CMS issued a rule which finalized two new provisions of the PPACA which ultimately were implemented April 1, 2011: (1) a face-to-face encounter requirement for home health and hospice and (2) changes in the therapy assessment schedule. As a condition for Medicare payment, the PPACA mandates that prior to certifying a patient’s eligibility for the home health benefit, the certifying physician must document that he or she, or an allowed non-physician practitioner, has had a face-to-face encounter with the patient. The encounter must occur in the timeframe of 90 days prior to the start of care or 30 days after the start of care. Documentation regarding these encounters must be present on certifications.

A hospice rule for the implementation of a PPACA provision requiring that a hospice physician or nurse practitioner have a face-to-face encounter with hospice patients during the 30 day period prior to the 180th-day recertification (third benefit period) and each subsequent recertification, and that the certifying hospice physician attest that such a visit took place.

The face-to-face encounter requirement for home health and hospice providers was to become effective January 1, 2011. However, due to concerns that some providers may need additional time to establish operational protocols necessary to comply with face-to-face encounter requirements, CMS delayed full enforcement of the requirements until April 1, 2011.

In addition, the November rule imposed important therapy assessment requirements. An assessment by a professional qualified therapist must take place at least once every 30 days during a therapy patient’s course of treatment. For those qualified patients expecting to require 13 or 19 therapy visits, a qualified therapist must perform the therapy service required, assess the patient, and measure and document effectiveness on the 13th visit and the 19th visit. This requirement applies to each therapy discipline caring for the patient but for multi-discipline episodes the assessment may be performed close to, but no later than, 13th and 19th visits.

Payment

In July 2011, CMS issued a final rule to update and revise the Medicare hospice wage index for fiscal year 2012. The proposed rule includes a 3.0% market basket update, a 0.1% increase for the updated wage index data and the third year of the 7-year phase out of the budget neutrality adjustment factor of 0.6%. The net effect of the final rule increases the base rate for 2012 by 2.5%. The final rule also includes two options for the hospice cap calculation methodology. We do not expect the changes to have a material impact on our future results of operations or financial condition.

In July 2011, CMS issued a proposed rule to update and revise Medicare home health rates for calendar year 2012. The proposed rule includes a 1.5% market basket increase which includes the 1% reduction mandated by the Health Care Reform Bills and a negative 5.06% nominal change in case-mix adjustment. The net effect of these changes decreases the base rate by 3.6% to $2,112. The proposed rule also shifts case mix points from high case mix and high therapy episodes to low case mix and non-therapy episodes. CMS has not issued a final rule as of the date of this filing. The final rule is expected to be published in October 2011.

In July 2011, CMS issued a proposed rule that revised the Medicaid home health definition to add a requirement, similar to the finalized Medicare home health requirement, that a physician or non-physician practitioner perform a face-to-face encounter with the Medicaid eligible individual and the physician must document that the face-to-face encounter occurred. Under the proposed rule, the face-to-face encounter must occur no more than 90 days prior to the start of services under the Medicaid home health benefit or, in certain circumstances, within 30 days after the start of home health services. CMS has not issued a final rule as of the date of this filing. The final rule is expected to be published in October 2011.

Results of Operations

Three-Month Period Ended June 30, 2011 Compared to the Three-Month Period Ended June 30, 2010

During the three month period ended June 30, 2011, we incurred certain costs associated with acquisitions and related integration costs and incurred certain costs associated with our realignment of our operations during the three month period ended June 30, 2010. Included in these certain costs are legal expenses related to the United States Senate Committee on Finance inquiry and the SEC and DOJ investigations discussed in Note 6 to the condensed consolidated financial statements. These costs were offset by the reversal of accrued bonuses and CMS bonus payments as the result of the pay for performance demonstration. The following details these items (amounts in millions, except per share data):

	For the Three-Months Ended June 30, 2011				For the Three-Months Ended June 30, 2010
	Financial Statement Line Item Impacted				Financial Statement Line Item Impacted
	Net Service Revenue	Other Operating Expenses	Net of Tax	Diluted EPS	Net Service Revenue	Other Operating Expenses	Net of Tax	Diluted EPS
Bonus reversal	$—	$1.5	$0.9	$0.03	$—	$3.1	$1.9	$0.07
CMS Bonus	4.7	—	2.9	0.10	3.6	—	2.2	0.08
Exit activities	—	—	—	—	—	(1.5)	(0.9)	(0.03)
Certain costs	—	(2.6)	(1.6)	(0.05)	—	(6.4)	(3.9)	(0.14)

Total	$4.7	$(1.1)	$2.2	$0.08	$3.6	$(4.8)	$(0.7)	$(0.02)

Consolidated

The following table summarizes our consolidated results of operations (amounts in millions):

	For the Three-Month Periods Ended June 30,
	2011	2010
Net service revenue	$373.7	$422.3
Gross margin	180.6	213.0
% of revenue	48.3%	50.4%
Other operating expenses	142.6	156.9
% of revenue	38.2%	37.2%

Operating income	38.0	56.1

Income tax expense	14.2	20.7
Effective income tax rate	39.5%	39.0%

Net income attributable to Amedisys, Inc.	$21.7	$32.2

Our net service revenue declined $48.6 million from prior year primarily due to significant decrease in our home health division. Our operating income decreased $18.1 million over prior year with approximately $18.0 million resulting from the 2011 CMS rate cut impacting the home health division. In our efforts to mitigate the impact of the rate cut, we have reduced our other operating expenses by $14.3 million and lowered our cost per visit. However, our admissions, recertifications and revenue per episode were below prior year performance on a total and same store basis which significantly impacted our operating performance. Our hospice division continued its growth in volumes and contribution and added a significant acquisition (Beacon Hospice, Inc., “Beacon”) to the divisional portfolio.

Home Health Division

The following table summarizes our home health segment results of operations:

	For the Three-Month Periods Ended June 30,
	2011			2010
	Same Store	Start-ups/ Acquisitions	Total	Same Store	Other (1)	Total
Financial Information (in millions):
Episodic-based revenue	$302.7	$5.0	$307.7	$356.1	$13.2	$369.3
Nonepisodic-based revenue	18.4	0.3	18.7	17.9	0.8	18.7

Net service revenue	321.1	5.3	326.4	374.0	14.0	388.0
Same store episodic-based revenue growth (2)	(15)%			6%

Cost of service	164.2	3.4	167.6	179.9	10.8	190.7

Gross margin	156.9	1.9	158.8	194.1	3.2	197.3
Other operating expenses	76.5	3.0	79.5	85.7	13.3	99.0

Operating income	$80.4	$(1.1)	$79.3	$108.4	$(10.1)	$98.3

Key Statistical Data:
Admissions:
Episodic-based	57,799	1,181	58,980	60,426	2,650	63,076
Nonepisodic-based	10,400	204	10,604	9,577	511	10,088

Total admissions	68,199	1,385	69,584	70,003	3,161	73,164

Same store episodic-based admission growth (2)	(4)%			4%

Recertifications:
Episodic-based	43,751	464	44,215	46,025	1,545	47,570
Nonepisodic-based	4,374	39	4,413	4,623	113	4,736

Total recertifications	48,125	503	48,628	50,648	1,658	52,306

Same store episodic-based recertification growth (2)	(5)%			(9)%

Completed episodes	99,593	1,553	101,146	104,951	4,469	109,420

Visits:
Episodic-based	1,904,019	29,063	1,933,082	2,034,885	72,568	2,107,453
Nonepisodic-based	200,058	3,666	203,724	202,300	10,983	213,283

Total visits	2,104,077	32,729	2,136,806	2,237,185	83,551	2,320,736

Cost per visit	$78.04	$106.34	$78.47	$80.44	$128.66	$82.18

Average episodic-based revenue per completed episode (3)	$3,032	$3,189	$3,034	$3,378	$3,243	$3,372

Episodic-based visits per completed episode (4)	18.9	18.3	18.9	19.4	17.7	19.4

(1)	Agencies for the prior period which are not considered same store agencies (i.e. agencies closed or consolidated in current or prior period or unopened startups).
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

Net Service Revenue

Our home health revenue is driven by the volume of admissions and recertifications and the revenue per episode realized on episodes completed and in progress during the quarter. We experienced significant declines in all of these metrics which contributed to a $61.6 million decline in our home health net service revenue.

Admissions and recertifications accounted for approximately $26.0 million of the decline as we experienced negative same store episodic-based admissions and recertification growth during the quarter. These declines include the impact of agencies we closed or merged in 2010. We believe our admission volumes were negatively impacted by the CMS face-to-face requirements, which became effective April 1, 2011. However, we believe that we have successfully implemented this regulation and have recorded a reserve of approximately $0.6 million as an estimate of our failure to receive certifications from the physicians for admissions currently in our patient census. While we cannot fully measure the impact of lower admissions due to the unwillingness of physicians to refer to home health as a result of this regulation, we do believe that is has impacted current admissions and it could impact future admissions. The decline in recertifications is due to a lower patient census as our rate of recertifications has remained stable on a sequential basis and over prior year.

Our revenue per episode decline of 10% has resulted in approximately a $36.0 million decline in revenue with approximately $18.0 million as a result of the 5.2% CMS rate cut for 2011 with the remainder due to a reduction in the therapy needs of our patients and the impact of the new CMS therapy assessment regulations effective April 1, 2011. We had approximately 30,000 non-billable therapy visits due to our failure to meet the requirements of the regulation. While this is only 1.5% of our total visits performed, it resulted in an estimated $4.0 million reduction in revenue. We will continue to have non-billable therapy visits in the third quarter, but expect to see a gradual improvement in the number of non-billable therapy visits.

In addition to changes in volume and revenue per episode, 2011 benefited from the accrual of a $4.7 million CMS bonus payment compared to a $3.6 million CMS bonus payment we received in 2010.

Cost of Service, excluding Depreciation and Amortization

The decline in cost per visit is due primarily to our conversion of therapists to our pay per visit models, our focus on productivity, our portfolio realignment and a decline in therapy visits. We anticipate our same store cost per visit to remain stable, absent the impact of holidays, however, any material change in the level of service needed by our patients could impact this metric.

Other Operating Expenses

Our other operating expenses decreased $19.5 million in total and $9.2 million on a same store basis with the primary drivers being a decline in salary and benefits and additional cost reductions in our remaining portfolio. Additionally, the second quarter of 2010 included approximately $2.0 million in certain costs related to agencies we closed or merged in 2010.

Hospice Division

The following table summarizes our hospice segment results of operations:

	For the Three-Month Periods Ended June 30,
	2011			2010
	Same Store	Start-ups/ Acquisitions	Total	Same Store	Other (1)	Total
Financial Information (in millions):
Medicare revenue	$37.5	$6.6	$44.1	$30.8	$1.5	$32.3
Non-Medicare revenue	2.7	0.5	3.2	1.9	0.1	2.0

Net service revenue	40.2	7.1	47.3	32.7	1.6	34.3
Same store Medicare revenue growth (2)	22%			22%

Cost of service	21.0	4.5	25.5	17.2	1.4	18.6

Gross margin	19.2	2.6	21.8	15.5	0.2	15.7
Other operating expenses	7.7	2.1	9.8	7.3	1.2	8.5

Operating income	$11.5	$0.5	$12.0	$8.2	$(1.0)	$7.2

Key Statistical Data:

Hospice admits	3,140	600	3,740	2,676	198	2,874
Hospice days	301,724	42,629	344,353	246,575	11,597	258,172
Average daily census	3,316	468	3,784	2,710	127	2,837
Revenue per day	$133.04	$166.52	$137.18	$132.61	$139.11	$132.90
Cost of service per day	$69.37	$106.43	$73.96	$69.45	$126.69	$72.02
Average length of stay	88	73	86	88	63	87

(1)	Agencies for the prior period which are not considered same store agencies (i.e. agencies closed or consolidated in current or prior period or unopened startups).
(2)	Same Store Medicare revenue growth is the percent increase in our same store Medicare revenue for the period as a percent of the same store Medicare revenue of the prior period

Net Service Revenue

Our hospice revenue increased $13.0 million with $7.5 million from our same store agencies, $0.8 million from our start-up agencies and $6.3 million from our acquisitions offset by $1.6 million from agencies we closed or merged in 2010. Our acquisition of Beacon contributed $5.6 million in revenue. Hospice revenue is primarily impacted by average daily census, levels of care and payment rates. Our 2011 revenue includes an increase related to an annual hospice rate increase effective October 1, 2010, which was approximately 1.8%. Additionally, our 2011 hospice revenue is net of a $0.9 million hospice cap adjustment, an increase of $0.5 million from 2010. Our same store average daily census is up 22% over prior year as we have exceeded same store average daily census in excess of 15% for the past two quarters.

Cost of Service excluding Depreciation and Amortization

Our hospice cost of service increased $6.9 million (37%) due to the 33% increase in our average daily census over 2010. Our hospice clinicians are generally paid on a salaried basis, and our agencies are staffed based on the average census of the agency.

Other Operating Expenses

Our other operating expenses were relatively flat despite our significant increase in revenue. The hospice division benefitted from a $0.5 million reduction in bad debt expense due to significant improvement in cash collections.

Six-Month Period Ended June 30, 2011 Compared to the Six-Month Period Ended June 30, 2010

During the six-month period ended June 30, 2011, we incurred certain costs associated with acquisitions and related integration costs as well as costs associated with agency closings/consolidations we announced in 2010 and incurred certain costs associated with our realignment of our operations during the three-month period ended June 30, 2010. Included in these certain costs are legal expenses related to the United States Senate Committee on Finance inquiry and the SEC and DOJ investigations discussed in Note 6 to the condensed consolidated financial statements. These costs were offset by the reversal of accrued bonuses and CMS bonus payments as the result of the pay for performance demonstration. The following details these items (amounts in millions, except per share data):

	For the Six-Months Ended June 30, 2011				For the Six-Months Ended June 30, 2010
	Financial Statement Line Item Impacted				Financial Statement Line Item Impacted
	Net Services Revenue	Other Operating Expenses	Net of Tax	Diluted EPS	Net Service Revenue	Other Operating Expenses	Net of Tax	Diluted EPS
Bonus reversal	$—	$1.5	$0.9	$0.03	$—	$3.1	$1.9	$0.07
CMS Bonus	4.7	—	2.9	0.10	3.6	—	2.2	0.08
Exit activities	—	(1.1)	(0.7)	(0.02)	—	(1.5)	(0.9)	(0.03)
Certain costs	—	(5.9)	(3.6)	(0.12)	—	(6.4)	(3.9)	(0.14)

Total	$4.7	$(5.5)	$(0.5)	$(0.01)	$3.6	$(4.8)	$(0.7)	$(0.02)

Consolidated

The following table summarizes our consolidated results of operations (amounts in millions):

	For the Six-Month Periods Ended June 30,
	2011	2010
Net service revenue	$738.0	$835.3
Gross margin	353.7	421.9
% of revenue	47.9%	50.5%
Other operating expenses	288.2	303.9
% of revenue	39.1%	36.4%

Operating income	65.5	118.0

Income tax expense	24.2	44.2
Effective income tax rate	39.5%	39.0%

Net income attributable to Amedisys, Inc.	$36.9	$68.8

Net Service Revenue

Our operating income declined $52.5 million with approximately $36.0 million of the decline resulting from the 2011 CMS rate cut impacting the home health division. We were able to partially mitigate this impact by an $8.0 million increase in operating income from our hospice division and a $30.1 million reduction in operating expenses from our home health division. However, our home health division experienced a decline in episodic volumes and declines in revenue per episode in excess of the rate cut which further impacted our performance. Additionally, we had an increase of $13.3 million in our corporate support functions primarily related to additional salary costs, depreciation and amortization and legal fees.

Home Health Division

The following table summarizes our home health segment results of operations:

	For the Six-Month Periods Ended June 30,
	2011			2010
	Same Store	Start-ups/ Acquisitions	Total	Same Store	Other (1)	Total
Financial Information (in millions):
Episodic-based revenue	$603.0	$11.9	$614.9	$703.9	$27.1	$731.0
Nonepisodic-based revenue	36.4	0.6	37.0	35.8	1.7	37.5

Net service revenue	639.4	12.5	651.9	739.7	28.8	768.5
Same store episodic-based revenue growth (2)	(14)%			10%

Cost of service	331.1	7.3	338.4	356.2	21.5	377.7

Gross margin	308.3	5.2	313.5	383.5	7.3	390.8
Other operating expenses	156.1	6.5	162.6	168.5	24.2	192.7

Operating income	$152.2	$(1.3)	$150.9	$215.0	$(16.9)	$198.1

Key Statistical Data:
Admissions:
Episodic-based	118,957	2,503	121,460	122,871	5,483	128,354
Nonepisodic-based	20,904	393	21,297	19,057	1,023	20,080

Total admissions	139,861	2,896	142,757	141,928	6,506	148,434

Same store episodic-based admission growth (2)	(3)%			7%

Recertifications:
Episodic-based	87,035	911	87,946	94,083	3,202	97,285
Nonepisodic-based	8,610	80	8,690	9,408	224	9,632

Total recertifications	95,645	991	96,636	103,491	3,426	106,917

Same store episodic-based recertification growth (2)	(7)%			(5)%

Completed episodes	197,534	3,129	200,663	205,864	8,652	214,516

Visits:
Episodic-based	3,809,117	60,651	3,869,768	4,049,413	149,293	4,198,706
Nonepisodic-based	397,367	6,941	404,308	399,726	21,629	421,355

Total visits	4,206,484	67,592	4,274,076	4,449,139	170,922	4,620,061

Cost per visit	$78.71	$108.92	$79.19	$80.07	$125.44	$81.75

Average episodic-based revenue per completed episode (3)	$3,030	$3,098	$3,032	$3,332	$3,230	$3,328

Episodic-based visits per completed episode (4)	18.7	17.7	18.7	19.1	17.5	19.0

(1)	Agencies for the prior period which are not considered same store agencies (i.e. agencies closed or consolidated in current or prior period or unopened startups).
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

Net Service Revenue

We experienced a decline in all three revenue performance metrics, as our admissions, recertifications and revenue per episode declined over prior year. As mentioned, approximately $36.0 million of the $116.6 million decline in revenue is due to the 5.2% CMS rate cut for 2011.

Lower admissions and recertifications accounted for approximately $55.0 million of the decline. While the recertification rate has stabilized in the current quarter, our rate during the first quarter of 2011 was lower. Same store admission volumes were low for both quarters with the quarter ended June 30, 2011 subject to the face to face requirements.

Overall, revenue per episode decreased by 9% as a result of the 5.2% CMS rate cut for 2011 with the additional reduction primarily due to a reduction in the therapy needs of our patients and the impact of the therapy functional assessment regulation which resulted in approximately 30,000 non-billable visits and a reduction in net service revenue of approximately $4.0 million.

Cost of Service, excluding Depreciation and Amortization

Our home health cost of service decreased $39.3 million as we performed 345,985 fewer visits which accounted for $28.3 million of the decrease with the remainder from the $2.56 decrease in cost per visit. The cost per visit improvement is due to our portfolio realignment as well as a focus on productivity and conversion of salaried clinicians to our pay per visit model. Except for the impact of additional holidays in the second half of the year, we expect our cost per visit to remain stable.

Other Operating Expenses

Our other operating expenses decreased $30.1 million in total and $12.4 million on a same store basis with the primary drivers being a decline in salary and benefits and additional cost reductions in our remaining portfolio.

Hospice Division

The following table summarizes our hospice segment results of operations:

	For the Six-Month Periods Ended June 30,
	2011			2010
	Same Store	Start-ups/ Acquisitions	Total	Same Store	Other (1)	Total
Financial Information (in millions):
Medicare revenue	$73.2	$7.4	$80.6	$60.3	$2.8	$63.1
Non-Medicare revenue	5.0	0.5	5.5	3.5	0.2	3.7

Net service revenue	78.2	7.9	86.1	63.8	3.0	66.8
Same store Medicare revenue growth (2)	21%			27%

Cost of service	40.6	5.3	45.9	33.0	2.7	35.7

Gross margin	37.6	2.6	40.2	30.8	0.3	31.1
Other operating expenses	15.1	2.9	18.0	14.6	2.3	16.9

Operating income	$22.5	$(0.3)	$22.2	$16.2	$(2.0)	$14.2

Key Statistical Data:

Hospice admits	6,228	709	6,937	5,305	362	5,667
Hospice days	579,224	48,874	628,098	473,056	21,635	494,691
Average daily census	3,200	270	3,470	2,614	120	2,733
Revenue per day	$134.86	$162.41	$137.00	$134.81	$139.32	$135.01
Cost of service per day	$69.91	$109.88	$73.02	$69.66	$126.23	$72.13
Average length of stay	89	70	87	89	62	87

(1)	Agencies for the prior period which are not considered same store agencies (i.e. agencies closed or consolidated in current or prior period or unopened startups).
(2)	Same Store Medicare revenue growth is the percent increase in our same store Medicare revenue for the period as a percent of the same store Medicare revenue of the prior period

Net Service Revenue

Our hospice revenue increased $19.3 million with $14.4 million from our same store agencies, $1.4 million from our start-up agencies and $6.5 million from our acquisitions offset by $3.0 million from agencies we closed or merged in 2010. Our Beacon acquisition added $5.6 million. Hospice revenue is primarily impacted by average daily census, levels of care and payment rates. Our 2011 revenue includes an increase related to annual hospice rate increase effective October 1, 2010, which was approximately 1.8%. The growth in our same store revenue is driven by a 22% increase in average daily census. Additionally, our 2011 hospice revenue is net of a $1.3 million hospice cap adjustment, an increase of $0.8 million from 2010.

Cost of Service excluding Depreciation and Amortization

Our hospice cost of service increased $10.2 million (29%) due to the 27% increase in our average daily census over 2010. Our hospice clinicians are generally paid on a salaried basis, and our agencies are staffed based on the average census of the agency.

Other Operating Expenses

Our other operating expenses were relatively unchanged despite our significant increase in revenue. The hospice division did benefit from a $1.0 million reduction in bad debt expense due to significant improvement in cash collections. As our hospice division continues to grow, we do expect to add additional resources in order to meet the needs of our patients and support the growth in the division.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Six-Month Period Ended June 30, 2011 Compared to the Six-Month Period Ended June 30, 2010

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Six-Month Periods Ended June 30,
	2011	2010
Cash provided by operating activities	$76.5	$125.4
Cash used in investing activities	(151.5)	(27.7)
Cash used in financing activities	(17.2)	(16.2)

Net increase in cash and cash equivalents	(92.2)	81.5
Cash and cash equivalents at beginning of period	120.3	34.5

Cash and cash equivalents at end of period	$28.1	$116.0

Cash provided by operating activities decreased $48.9 million during 2011 compared to 2010, primarily as a result of changes in net income, accounts payable and other assets.

Cash used in investing activities increased $123.8 million during 2011 compared to 2010 primarily due to our acquisition of Beacon ($126.0 million).

Cash used in financing activities increased $1.0 million during 2011 compared to 2010, primarily due to a decrease in the exercise of stock options, which was offset by a decrease in repayments on our long-term obligations. We decreased our outstanding long-term obligations net of borrowings by $18.6 million from December 31, 2010.

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program; however, from time to time, we can and do obtain additional sources of liquidity through sales of our equity or by incurrence of additional indebtedness. As of June 30, 2011, we had $28.1 million in cash and cash equivalents and $231.3 million in availability under our $250.0 million Revolving Credit Facility.

During the six-month period ended June 30, 2011, we spent $14.9 million in routine capital expenditures, which primarily included equipment, furniture and computer software and $11.1 million in capital expenditures related to the implementation of our enterprise resource planning system and a company-wide refresh of computer hardware. Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements over the next twelve months and into the foreseeable future.

Outstanding Patient Accounts Receivable

Our patient accounts receivable, net increased $11.8 million from December 31, 2010 to June 30, 2011 primarily due to the acquisition of Beacon which resulted in an increase of $12.9 million. Our cash collection as a percentage of revenue was 101.6% for the three-month periods ended June 30, 2011 and 99.3% for the three-month periods ended December 31, 2010.

Our patient accounts receivable includes unbilled receivables, which are aged based upon our initial service date. At June 30, 2011, the unbilled patient accounts receivable, as a percentage of gross patient accounts receivable, was 27.4%, or $48.9 million compared to 28.3% or $47.9 million at December 31, 2010. We monitor unbilled receivables on an agency by agency basis to ensure that all efforts are made to bill claims within timely filing deadlines. The timely filing deadlines vary by state for Medicaid-reimbursable services and among insurance companies.

Our provision for estimated revenue adjustments (which is deducted from our service revenue to determine net service revenue) and provision for doubtful accounts were as follows for the periods indicated (in millions). We fully reserve for both our Medicare and other patient accounts receivable that are aged over 360 days.

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2011	2010	2011	2010
Provision for estimated revenue adjustments	$2.5	$1.5	$4.9	$1.7
Provision for doubtful accounts	2.2	4.5	5.3	8.8

Total	$4.7	$6.0	$10.2	$10.5

As a percent of revenue	1.3%	1.4%	1.4%	1.3%

The following schedule details our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding, net):

	0-90	91-180	181-365	Over 365	Total
At June 30, 2011:
Medicare patient accounts receivable, net (1)	$89.4	$16.6	$3.0	$—	$109.0

Other patient accounts receivable:
Medicaid	10.6	1.5	0.8	0.3	13.2
Private	29.3	11.6	6.0	2.4	49.3

Total	$39.9	$13.1	$6.8	$2.7	$62.5

Allowance for doubtful accounts (2)					(18.2)

Non-Medicare patient accounts receivable, net					$44.3

Total patient accounts receivable, net					$153.3

Days revenue outstanding, net (3)					36.0

	0-90	91-180	181-365	Over 365	Total
At December 31, 2010:
Medicare patient accounts receivable, net (1)	$89.4	$16.4	$1.3	$—	$107.1

Other patient accounts receivable:
Medicaid	6.0	2.2	2.0	0.1	10.3
Private	27.2	9.9	7.0	1.0	45.1

Total	$33.2	$12.1	$9.0	$1.1	$55.4

Allowance for doubtful accounts (2)					(21.0)

Non-Medicare patient accounts receivable, net					$34.4

Total patient accounts receivable, net					$141.5

Days revenue outstanding, net (3)					32.8

(1)

The following table summarizes the activity and ending balances in our estimated revenue adjustments (amounts in millions), which is recorded to reduce our Medicare outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the Three-Month Period Ended June 30, 2011	For the Three-Month Period Ended December 31, 2010	For the Six-Month Period Ended June 30, 2011	For the Six-Month Period Ended December 31, 2010

Balance at beginning of period	$6.4	$6.3	$6.5	$6.4

Provision for estimated revenue adjustments	2.5	2.6	4.9	5.3

Write offs	(2.8)	(2.4)	(5.3)	(5.2)

Acquired through acquisitions	1.1	—	1.1	—

Balance at end of period	$7.2	$6.5	$7.2	$6.5

Our estimated revenue adjustments were 6.2% and 5.7% of our outstanding Medicare patient accounts receivable at June 30, 2011 and December 31, 2010, respectively.

(2)

The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in millions), which is recorded to reduce only our Medicaid and private outstanding patient accounts receivable to their estimated net realizable value.

	For the Three-Month Period Ended June 30, 2011	For the Three-Month Period Ended December 31, 2010	For the Six-Month Period Ended June 30, 2011	For the Six-Month Period Ended December 31, 2010
Balance at beginning of period	$19.1	$23.0	$21.0	$24.5
Provision for doubtful accounts	2.2	5.1	5.3	10.4
Write offs	(4.4)	(7.1)	(9.4)	(13.9)
Acquired through acquisitions	1.3	—	1.3	—

Balance at end of period	$18.2	$21.0	$18.2	$21.0

Our allowance for doubtful accounts was 29.1% and 37.8% of our outstanding Medicaid and private patient accounts receivable at June 30, 2011 and December 31, 2010, respectively.

(3)

Our calculation of days revenue outstanding, net is derived by dividing our ending net patient accounts receivable (i.e. net of estimated revenue adjustments and allowance for doubtful accounts) at June 30, 2011 and December 31, 2010 by our average daily net patient revenue for the three-month periods ended June 30, 2011 and December 31, 2010, respectively.

Indebtedness

Revolving Credit Facility

On May 26, 2011, we entered into a First Amendment to our $250.0 Million Revolving Credit Facility (the “First Amendment”). Under the terms of the First Amendment, (i) the financial covenant baskets relating to permitted “Investments in Joint Ventures” and “other Investments” were increased to give the Company greater flexibility, (ii) there was a non-substantive, clarifying amendment to the definition of “Permitted Acquisition” and (iii) certain other agreements, obligations and representations and warranties of the parties thereto were amended, modified and/or supplemented. In connection with the execution of the First Amendment, each existing guarantor under the Credit Agreement consented to the terms of the First Amendment.

Our weighted-average interest rate for our five year Term Loan for the three and six-month periods ended June 30, 2011 was 1.0% as compared to 1.1% for the three and six-month periods ended June 30, 2010.

As of June 30, 2011, our total leverage ratio (used to compute the margin and commitment fees, described in more detail in Note 6 of the financial statements included in our Form 10-K) was 0.9 and our fixed charge coverage ratio was 1.5.

As of June 30, 2011, our availability under our $250.0 million Revolving Credit Facility was $231.3 million as we had $18.7 million outstanding in letters of credit.

See Note 6 of the financial statements included in our Form 10-K for additional details on our outstanding long-term obligations.

Inflation

We do not believe that inflation has significantly impacted our results of operations.

Critical Accounting Policies

See Part II, Item 7 — Critical Accounting Policies and our consolidated financial statements and related notes in Part IV, Item 15 of our 2010 Annual Report on Form 10-K, for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. These critical accounting policies include revenue recognition; patient accounts receivable; insurance; goodwill and intangible assets; and income taxes. There have not been any changes to our significant accounting policies or their application, since we filed our 2010 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Revolving Credit Facility and Term Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and, therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows will be exposed to changes in interest rates. As of June 30, 2011, the total amount of outstanding debt subject to interest rate fluctuations was $52.5 million. A 1.0% interest rate increase would increase interest expense by approximately $0.5 million annually.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures which are designed provide reasonable assurance of achieving their objectives and to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, disclosed and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to our management and Board of Directors to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2011, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2011, the end of the period covered by this Quarterly Report.

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

There were no other changes in internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2011, the end of the period covered by this Quarterly Report.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 6 to the condensed consolidated financial statements for information concerning our legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of our 2010 Annual Report on Form 10-K. The risks described in our 2010 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our 2010 Annual Report on Form 10-K, except for the following:

The economic downturn, any deepening of the economic downturn, continued deficit spending by the Federal government, any failure by the Federal government to raise the debt ceiling, causing the U.S. Treasury to cease making payments under government programs in which we participate, any failure to complete the Federal budget process and fund Federal government operations, resulting in a Federal government shutdown, as well as state budget pressures may result in a reduction in payments and covered services.

Adverse developments in the United States and global economies, continued deficit spending due to economic conditions, bailout programs directed at specific industries or other governmental measures could lead to a reduction in Federal government expenditures, including governmentally funded programs in which we participate, such as Medicare and Medicaid. In addition, if at any time the Federal government is not able to meet its debt payments unless the Federal debt ceiling is raised, and legislation increasing the debt ceiling is not enacted, the Federal government may stop or delay making payments on its obligations, including funding for government programs in which we participate, such as Medicare and Medicaid. Failure of the government to make payments under these programs could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows. Further, any failure by the United States Congress to complete the Federal budget process and fund government operations may result in a Federal government shutdown, potentially causing us to incur substantial costs without reimbursement under the Medicare program, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended June 30, 2011:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Share (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1, 2011 to April 30, 2011	38,765		$32.80	—	—
May 1, 2011 to May 31, 2011	6,029		$33.59	—	—
June 1, 2011 to June 30, 2011	1,212		$28.42	—	—

Total	46,006	(1)	$32.79	—	$—

(1)	Includes shares of common stock surrendered to us by certain employees/directors to:
i.	satisfy tax withholding obligations in connection with the vesting of non-vested stock previously awarded to such employees/directors under our 2008 Omnibus Incentive Compensation Plan.
ii.	satisfy tax withholding obligations in connection with the exercise of stock options previously awarded to such employees/directors under our 1998 Stock Option Plan.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through October 22, 2009	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

4.2	Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C. and the Purchasers identified on Schedule A thereto, relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 5.07% Series A Senior Notes due March 25, 2013 (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

4.3	Form of Series A Note due March 25, 2013 (attached as Exhibit 1 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.2

4.4	Form of Series B Note due March 25, 2014 (attached as Exhibit 2 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.3

4.5	Form of Series C Note due March 25, 2015 (attached as Exhibit 3 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.4

10.1	First Amendment to Credit Agreement dated May 26, 2011	The Company’s Current Report on Form 8-K filed on June 1, 2011	0-24260	10.1

10.2*	Retention Bonus Agreement dated April 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Michael D. Snow	The Company’s Current Report on Form 8-K filed on April 4, 2011	0-24260	10.1

10.3*	Retention Bonus Agreement dated April 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and T.A. Barfield, Jr.	The Company’s Current Report on Form 8-K filed on April 4, 2011.	0-24260	10.2

10.4*	Amended and Restated Amedisys, Inc. employee Stock Purchase Plan effective as of April 1, 2011	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	0-24260	10.1

†31.1	Certification of William F. Borne, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of William F. Borne, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

††101.INS	XBRL Instance

††101.SCH	XBRL Taxonomy Extension Schema Document

††101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

††101.DEF	XBRL Taxonomy Definition Linkbase Document

††101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

††101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMEDISYS, INC.
(Registrant)

By:	/s/ Dale E. Redman

Dale E. Redman
Chief Financial Officer and Duly Authorized Officer

DATE: August 2, 2011

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed and the exhibits marked with the double cross symbol (††) are furnished with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through October 22, 2009	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

4.2	Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C. and the Purchasers identified on Schedule A thereto, relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 5.07% Series A Senior Notes due March 25, 2013 (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

4.3	Form of Series A Note due March 25, 2013 (attached as Exhibit 1 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.2

4.4	Form of Series B Note due March 25, 2014 (attached as Exhibit 2 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.3

4.5	Form of Series C Note due March 25, 2015 (attached as Exhibit 3 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.4

10.1	First Amendment to Credit Agreement dated May 26, 2011	The Company’s Current Report on Form 8-K filed on June 1, 2011	0-24260	10.1

10.2*	Retention Bonus Agreement dated April 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Michael D. Snow	The Company’s Current Report on Form 8-K filed on April 4, 2011	0-24260	10.1

10.3*	Retention Bonus Agreement dated April 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and T.A. Barfied, Jr.	The Company’s Current Report on Form 8-K filed on April 4, 2011	0-24260	10.2

10.4*	Amended and Restated Amedisys, Inc. Employee Stock Purchase Plan effective as of April 1, 2011	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	0-24260	10.1

†31.1	Certification of William F. Borne, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of William F. Borne, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

††32.2	Certification of Dale E. Redman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††101.INS	XBRL Instance

††101.SCH	XBRL Taxonomy Extension Schema Document

††101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

††101.DEF	XBRL Taxonomy Definition Linkbase Document

††101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

††101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document