Form 10-Q
period 2011-09-30
AMEDISYS INC
filed 2011-11-01
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 29,435,988 shares outstanding as of October 27, 2011.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS AND AVAILABLE INFORMATION

Special Caution Concerning Forward-Looking Statements

When included in this Quarterly Report on Form 10-Q, or in other documents that we file with the Securities and Exchange Commission (“SEC”), or in statements made by or on behalf of our company, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to the following: changes in Medicare and other medical payment levels, adverse effects of a failure of the Federal government to fund government programs in which we participate, such as Medicare or Medicaid, adverse effects of a possible delay in the Federal budget process or a Federal government shutdown, our ability to open agencies, acquire additional agencies and integrate and operate these agencies effectively, changes in or our failure to comply with existing Federal and State laws or regulations or the inability to comply with new government regulations on a timely basis, competition in the home health industry, changes in the case mix of patients and payment methodologies, changes in estimates and judgments associated with critical accounting policies (including in the estimate of our preliminary impairment charge), our ability to maintain or establish new patient referral sources, our ability to attract and retain qualified personnel, changes in payments and covered services due to the economic downturn and deficit spending by Federal and State governments, future cost containment initiatives undertaken by third-party payors, our access to financing due to the volatility and disruption of the capital and credit markets, our ability to meet debt service requirements and comply with covenants in debt agreements, business disruptions due to natural disasters or acts of terrorism, our ability to integrate and manage our information systems, changes in or developments with respect to any litigation or investigations relating to the Company, including the United States Senate Committee on Finance inquiry, the SEC investigation and the U.S. Department of Justice Civil Investigative Demand and various other matters, many of which are beyond our control.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$29,462	$120,295
Patient accounts receivable, net of allowance for doubtful accounts of $18,110 and $20,977	151,208	141,549
Prepaid expenses	10,950	9,947
Other current assets	13,795	22,259

Total current assets	205,415	294,050
Property and equipment, net of accumulated depreciation of $85,351 and $78,074	146,928	138,554
Goodwill	335,811	791,412
Intangible assets, net of accumulated amortization of $19,875 and $17,135	52,259	53,393
Deferred tax asset	77,173	—
Other assets, net	29,190	22,454

Total assets	$846,776	$1,299,863

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$22,347	$20,663
Payroll and employee benefits	77,038	82,961
Accrued expenses	67,939	61,254
Current portion of long-term obligations	33,525	37,178
Current portion of deferred income taxes	8,659	14,285

Total current liabilities	209,508	216,341
Long-term obligations, less current portion	119,726	144,688
Deferred income taxes	—	52,286
Other long-term obligations	5,561	6,833

Total liabilities	334,795	420,148

Commitments and Contingencies - Note 6
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 30,717,775 and 29,867,701 shares issued; and 30,029,731 and 29,232,807 shares outstanding	30	29
Additional paid-in capital	428,400	407,156
Treasury stock at cost, 688,044 and 634,894 shares of common stock	(15,762)	(14,022)
Accumulated other comprehensive income	15	25
Retained earnings	97,891	484,669

Total Amedisys, Inc. stockholders' equity	510,574	877,857
Noncontrolling interests	1,407	1,858

Total equity	511,981	879,715

Total liabilities and equity	$846,776	$1,299,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2011	2010	2011	2010
Net service revenue	$374,861	$404,680	$1,112,885	$1,239,996
Cost of service, excluding depreciation and amortization	205,657	206,302	589,983	619,654
General and administrative expenses:
Salaries and benefits	87,106	89,712	253,618	265,266
Non-cash compensation	3,150	2,636	8,265	8,317
Other	47,697	54,852	139,906	152,297
Provision for doubtful accounts	4,628	5,261	9,918	14,069
Depreciation and amortization	9,826	8,832	28,907	25,297
Goodwill and other intangibles impairment charge	574,114	—	574,114	—

Operating expenses	932,178	367,595	1,604,711	1,084,900

Operating (loss) income	(557,317)	37,085	(491,826)	155,096
Other (expense) income:
Interest income	18	197	225	374
Interest expense	(2,187)	(2,277)	(6,693)	(7,038)
Equity in earnings from unconsolidated joint ventures	325	788	1,114	2,310
Miscellaneous, net	(176)	(42)	(940)	(1,585)

Total other expense, net	(2,020)	(1,334)	(6,294)	(5,939)

(Loss) income before income taxes	(559,337)	35,751	(498,120)	149,157
Income tax benefit (expense)	135,640	(13,943)	111,458	(58,153)

Net (loss) income	(423,697)	21,808	(386,662)	91,004
Net (income) attributable to noncontrolling interests	(25)	(174)	(116)	(522)

Net (loss) income attributable to Amedisys, Inc.	$(423,722)	$21,634	$(386,778)	$90,482

Net (loss) income per share attributable to Amedisys, Inc. common stockholders:
Basic	$(14.73)	$0.77	$(13.53)	$3.23

Diluted	$(14.73)	$0.76	$(13.53)	$3.18

Weighted average shares outstanding:
Basic	28,770	28,096	28,587	28,007

Diluted	28,770	28,499	28,587	28,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Nine-Month Periods Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net (loss) income	$(386,662)	$91,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,907	25,297
Provision for doubtful accounts	9,918	14,069
Non-cash compensation	8,265	8,317
401(k) employer match	5,845	17,536
Loss on disposal of property and equipment	1,796	2,314
Deferred income taxes	(133,623)	300
Equity in earnings of unconsolidated joint ventures	(1,114)	(2,310)
Amortization of deferred debt issuance costs	1,182	1,182
Return on equity investment	1,088	1,390
Goodwill and other intangibles impairment charge	574,114	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(5,883)	(250)
Other current assets	8,960	16,251
Other assets	(4,304)	(2,181)
Accounts payable	814	3,195
Accrued expenses	(1,475)	(4,057)
Other long-term obligations	(3,535)	551

Net cash provided by operating activities	104,293	172,608

Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	859	2,425
Purchases of deferred compensation plan assets	(472)	(1,053)
Purchases of property and equipment	(38,573)	(37,535)
Purchase of investment	(4,500)	—
Acquisitions of businesses, net of cash acquired	(125,977)	(3,121)
Acquisitions of reacquired franchise rights	—	(2,376)

Net cash used in investing activities	(168,663)	(41,660)

Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options and warrants	245	1,494
Proceeds from issuance of stock to employee stock purchase plan	3,961	4,690
Tax benefit from stock option exercises	(427)	2,427
Non-controlling interest distribution	(568)	(185)
Purchase of company stock	—	(11,796)
Principal payments of long-term obligations	(29,674)	(34,026)

Net cash used in financing activities	(26,463)	(37,396)

Net (decrease) increase in cash and cash equivalents	(90,833)	93,552
Cash and cash equivalents at beginning of period	120,295	34,485

Cash and cash equivalents at end of period	$29,462	$128,037

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,094	$7,949

Cash paid for income taxes, net of refunds received	$11,273	$49,870

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
Notes payable issued for/assumed in acquisitions	$1,058	$750

Notes payable issued for software licenses	$—	$10,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Amedisys, Inc., a Delaware corporation, and its consolidated subsidiaries (“Amedisys,” “we,” “us,” or “our”) are a multi-state provider of home health and hospice services with approximately 85% of our revenue derived from Medicare for the three-month periods ended September 30, 2011 and 2010, and approximately 85% and 86% of our revenue derived from Medicare for the nine-month periods ended September 30, 2011 and 2010, respectively. As of September 30, 2011, we had 482 Medicare-certified home health and 90 Medicare-certified hospice agencies in 45 states within the United States, the District of Columbia and Puerto Rico.

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

In addition to the items noted above, the Centers for Medicare and Medicaid Services (“CMS”) recently added two new provisions to PPS which was implemented April 1, 2011: (1) a face-to-face encounter requirement and (2) changes to the therapy assessment schedule, which require additional patient evaluations and certifications. As a condition for Medicare payment, the first new provision mandates that prior to certifying a patient’s eligibility for the home health benefit, the certifying physician must document that he or she, or an allowed non-physician practitioner, has had a face-to-face encounter with the patient. The encounter must occur in the timeframe of 90 days prior to the start of care or 30 days after the start of care. Documentation regarding these encounters must be present on certifications. Under the second new provision, CMS imposed therapy assessment requirements. An assessment by a professional qualified therapist must take place at least once every 30 days during a therapy patient’s course of treatment. For those qualified patients that require greater than 13 or 19 therapy visits, a qualified therapist must perform the therapy service required, assess the patient, and measure and document effectiveness of additional visit. This requirement applies to each therapy discipline caring for the patient, but the assessment must be performed close to, but no later than, the 13th and 19th visits. Management evaluates the potential for revenue adjustments as a result of these regulations and, when appropriate, provides allowances for losses based upon the best available information.

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

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of September 30, 2011 and 2010, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and, therefore, the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our condensed consolidated balance sheets for such periods.

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

Hospice Revenue Recognition

Hospice Medicare Revenue

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily or hourly rates for each of the four levels of care we deliver. The four main levels of care we provide are routine care, general inpatient care, continuous home care and respite care. Routine care accounts for 96% and 97% of our total net Medicare hospice service revenue for the three and nine-month periods ended September 30, 2011, respectively, as compared to 97% for the three and nine-month periods ended September 30, 2010, respectively. We make adjustments to Medicare revenue for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes our historical collection rate on Medicare claims, and record it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable.

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap for each provider number, we monitor these caps and estimate amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in other accrued liabilities. We have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2009. For the cap years ended October 31, 2010 and October 31, 2011, we have $4.0 million recorded for estimated amounts due back to Medicare in other accrued liabilities as of September 30, 2011 and $1.9 million recorded as of December 31, 2010. As a result of our adjustments, we believe our revenue and patients accounts receivable are recorded at amounts that will be ultimately realized.

Effective April 1, 2011, CMS implemented its hospice regulation requiring that a hospice physician or nurse practitioner have a face-to-face encounter with hospice patients during the 30 day period prior to the 180th-day recertification (third benefit period) and each subsequent recertification, to gather clinical findings to determine continued eligibility for hospice care, and that the certifying hospice physician or nurse practitioner attest that such a visit took place. Management evaluates the potential for revenue adjustments due to these regulations and when appropriate provides allowances for losses based upon the best available information.

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

We believe the credit risk associated with our Medicare accounts, which represent 74% and 76% of our net patient accounts receivable at September 30, 2011 and December 31, 2010, respectively, is limited due to (i) our historical collection rate of over 99% from Medicare and (ii) the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable, which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. During the three and nine-month periods ended September 30, 2011, we recorded $3.3 million and $8.2 million, respectively, in estimated revenue adjustments to Medicare revenue as compared to $2.7 million and $4.4 million during the three and nine-month periods ended September 30, 2010, respectively.

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

Goodwill and Other Intangible Assets

Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is not amortized, but is subject to an annual impairment test. Tests are performed more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. These events or circumstances include but are not limited to, a significant adverse change in the business environment; regulatory environment or legal factors; or a substantial decline in market capitalization of our stock. To determine whether goodwill is impaired, we perform a two-step impairment test. In the first step of the test, the fair values of the reporting units are compared to their aggregate carrying values, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than its carrying amount, we would proceed to step two of the test. In step two of the test, the implied fair value of the goodwill of the reporting unit is determined by a hypothetical allocation of the fair value calculated in step one to all of the assets and liabilities of that reporting unit (including any recognized and unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value was reflective of the price paid to acquire the reporting unit. The implied fair value of goodwill is the excess, if any, of the calculated fair value after hypothetical allocation to the reporting unit’s assets and liabilities. If the implied fair value of the goodwill is greater than the carrying amount of the goodwill at the analysis date, goodwill is not impaired and the analysis is complete. If the implied fair value of the goodwill is less than the carrying value of goodwill at the analysis date, goodwill is deemed impaired by the amount of that variance.

We calculate the estimated fair value of our reporting units using discounted cash flows as well as a market approach that compares our reporting units’ earnings and revenue multiples to those of comparable public companies. To determine fair value we must make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about operations in particular expected organic growth rates, future Medicare reimbursement rates, capital requirements and income taxes), long-term growth rates for determining terminal value, and discount rates. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in operating performance. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of all reporting units. Significant differences between these estimates and actual cash flows could result in additional impairment in future periods.

We completed our last annual impairment test of goodwill as of October 31, 2010 and determined that no goodwill impairment existed as of October 31, 2010. During the third quarter of 2011, indicators of potential impairment caused us to conduct an interim impairment test for goodwill and other intangible assets for our home health reporting unit. See Note 4 – Goodwill and Other Intangible Assets, Net for additional information regarding our interim impairment test.

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

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and fair value differ (amounts in millions):

	As of September 30, 2011	Fair Value at Reporting Date Using
Financial Instrument		Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$153.2	$—	$158.1	$—

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

We recorded a tax benefit of $139.5 million related to the $574.1 million estimated goodwill and other intangibles impairment charge recorded in the current quarter. The difference between the benefit recorded and the statutory rate of 35% is due to allocating the impairment of goodwill between deductible and non-deductible goodwill for tax purposes.

Management regularly assesses the ability to realize deferred tax assets recorded in the Company’s entities based upon the weight of available evidence, including such factors as the recent earnings history and expected future taxable income. During the three-month period ended September 30, 2011, we released a valuation allowance on specific deferred tax assets after we had undertaken tax planning which will allow for the utilization of state net operating losses which may have otherwise expired. As a result, the income tax provision and the net loss attributable to Amedisys, Inc. for the third quarter of 2011 included a one-time favorable impact of $1.9 million. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, we could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in our effective tax rate.

Weighted-Average Shares Outstanding

Net (loss) income per share attributable to Amedisys, Inc. common stockholders, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The following table sets forth, for the periods indicated, shares used in our computation of the weighted-average shares outstanding, which are used to calculate our basic and diluted net (loss) income per share attributable to Amedisys, Inc. common stockholders and the shares which were anti-dilutive to the computation (amounts in thousands):

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2011	2010	2011	2010
Weighted average number of shares outstanding—basic	28,770	28,096	28,587	28,007
Effect of dilutive securities:
Stock options	—	79	—	143
Non-vested stock and stock units	—	324	—	340

Weighted average number of shares outstanding—diluted	28,770	28,499	28,587	28,490

Anti-dilutive securities	925	162	544	70

Recently Issued Accounting Pronouncements

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

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350) allowing an entity the option to first perform a qualitative assessment to determine whether it is necessary to perform the traditional two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of impairment loss to be recognized (if any). If, after performing the qualitative assessment, an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further impairment testing is necessary. The qualitative assessment includes assessing relevant events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, relevant entity-specific events, events affecting a reporting unit or a sustained decrease in share price. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.

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

2011 Acquisitions

On June 7, 2011, we acquired Beacon Hospice, Inc. (“Beacon”) for a total purchase price of $126.0 million, net of cash acquired (subject to certain adjustments), of which $8.2 million was placed in escrow for indemnification purposes and working capital price adjustments. The purchase price was paid with cash on hand on the date of the transaction. Beacon owns and operates 22 hospice agencies and one inpatient unit servicing the states of Massachusetts, Maine, New Hampshire, Rhode Island and Connecticut. In

connection with the acquisition, we recorded substantially the entire purchase price as goodwill ($109.4 million), other intangibles ($10.9 million) and other assets and liabilities, net ($5.7 million).

The following table contains pro forma condensed consolidated statement of operations information assuming that the Beacon transaction closed on January 1, 2010, for the nine-month periods ended September 30, 2011 and 2010 (amounts in millions, except per share data):

	2011	2010
Net service revenue	$1,146.5	$1,295.5
Operating income	(489.2)	160.5
Net income	(386.1)	92.8
Basic earnings per share	$(13.51)	$3.31
Diluted earnings per share	$(13.51)	$3.26

Beacon’s revenue and net income included in our condensed consolidated statement of operations from the acquisition date through September 30, 2011 is $27.3 million and $6.7 million, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

As of September 30, 2011 and prior to our October 31 annual impairment test, we concluded that impairment indicators existed based upon our decline in market capitalization, third quarter results and recent forecasts which required us to perform an interim impairment test. As a result, we performed step one of the goodwill impairment test as prescribed by Accounting Standard Codification (“ASC”) Topic 350 “Intangibles – Goodwill and Other,” which indicated that the fair value of the home health reporting unit was less than the book value of its net assets and the fair value of the hospice reporting unit was greater than the book value of its net assets. Therefore, the required second step of the assessment for the home health reporting unit was performed, in which the implied fair value of the home health reporting unit’s goodwill was compared to the book value of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, that is, the estimated fair value of the reporting unit is allocated to all of those assets and liabilities of that unit (including both recognized and unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of that reporting unit’s goodwill, an impairment loss is recognized in the amount of the excess and is charged to operations. We determined the fair value of the reporting unit using discounted estimated future cash flows as well as a market approach that compared the home health reporting unit’s earnings and revenue multiples to those of comparable public companies. We were required to allocate a significant portion of fair value to unrecorded intangible assets such as the Amedisys trade name and Medicare and CON licenses, but were not permitted to record these assets on our balance sheet.

As a result of our interim impairment assessment, we recognized an estimated non-cash goodwill impairment charge of $565.0 million as of September 30, 2011. In addition, at this interim date and prior to our annual goodwill testing, we also reviewed the carrying value of the other identifiable intangible assets to determine whether they were impaired. As a result of the preliminary assessment, we recorded an additional estimated $9.1 million non-cash other intangibles impairment charge as of September 30, 2011, due to a change in the fair values of various licenses, which are not being amortized, associated with certain prior year acquisitions. A deferred tax benefit of $139.5 million was recognized as of September 30, 2011 as a result of the total amount of estimated impairment charges. The impairments primarily results from lower forecasted revenues as a result of recent reimbursement cuts, operating margins and declining growth rates from our home health reporting unit. These impairments did not have any impact on our compliance with our debt covenants or on our cash flows. Due to the complexity of the process, we will not fully complete the measurement of the implied fair value of goodwill under the second step of the test until the fourth quarter of 2011 and, accordingly, the goodwill and other intangible impairment charge included in our condensed consolidated statement of operations for the three and nine-months ended September 30, 2011 represents an estimate. Any adjustments to these amounts, which could be material, resulting from the completion of the measurement of the impairment charges will be recognized during the fourth quarter of 2011.

The fair value valuation of our home health reporting unit’s assets and liabilities in the second step of the assessment fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. The fair value measurements were calculated using unobservable inputs, primarily using the income approach, specifically the discounted cash flow method. The amount and timing of future cash flows within our analysis was based on our most recent forecasts and other estimates.

The following table summarizes the activity related to our goodwill and our other intangible assets, net, as of and for the nine-month period ended September 30, 2011 (amounts in millions):

	Goodwill
	Home Health	Hospice	Total
Balances at December 31, 2010	$723.3	$68.1	$791.4
Additions	—	109.4	109.4
Impairment	(565.0)	—	(565.0)
Adjustments related to acquisitions	—	—	—

Balances at September 30, 2011	$158.3	$177.5	$335.8

	Other Intangible Assets, Net
	Certificates of Need and Licenses	Acquired Names of Business (1)	Non-Compete Agreements & Reacquired Franchise Rights (2)	Total
Balances at December 31, 2010	$41.7	$4.7	$7.0	$53.4
Additions	2.5	8.1	0.3	10.9
Write-off	(0.2)	—	—	(0.2)
Impairment	(9.1)	—	—	(9.1)
Amortization	—	(0.1)	(2.6)	(2.7)

Balances at September 30, 2011	$34.9	$12.7	$4.7	$52.3

(1)	Acquired Names of Business includes $12.5 million of unamortized acquired names and $0.2 million of amortized acquired names which have a weighted-average amortization period of 2.1 years.
(2)	The weighted-average amortization period of our non-compete agreements and reacquired franchise rights is 2.1 and 1.8 years, respectively.

5. Long-Term Obligations

Long-term obligations, including capital lease obligations, consisted of the following for the periods indicated (amounts in millions):

	September 30, 2011	December 31, 2010
Senior Notes:
$35.0 million Series A Notes; semi-annual interest only payments; interest rate at 6.07% per annum; due March 25, 2013	$35.0	$35.0
$30.0 million Series B Notes; semi-annual interest only payments; interest rate at 6.28% per annum; due March 25, 2014	30.0	30.0
$35.0 million Series C Notes; semi-annual interest only payments; interest rate at 6.49% per annum; due March 25, 2015	35.0	35.0
$150.0 million Term Loan; $7.5 million principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (0.99% at September 30, 2011); due March 26, 2013	45.0	67.5
Promissory notes	8.2	14.4

	153.2	181.9
Current portion of long-term obligations	(33.5)	(37.2)

Total	$119.7	$144.7

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

Our weighted-average interest rate for our five year Term Loan for the three and nine-month periods ended September 30, 2011 was 1.0% as compared to 1.1% for the three and nine-month periods ended September 30, 2010.

As of September 30, 2011, our total leverage ratio (used to compute the margin and commitment fees, described in more detail in Note 6 of the financial statements included in our Form 10-K) was 0.9 and our fixed charge coverage ratio was 1.7.

As of September 30, 2011, our availability under our $250.0 million Revolving Credit Facility was $231.3 million as we had $18.7 million outstanding in letters of credit.

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

United States Senate Committee on Finance Inquiry

On May 12, 2010, we received a letter of inquiry from the United States Senate Committee on Finance (the “Committee”) requesting documents and information relating to our policies and practices regarding home therapy visits and therapy utilization trends. A similar letter was sent to the other major publicly traded home health care companies. We cooperated with the Committee with respect to this inquiry.

On October 3, 2011, the Committee publicly issued a report titled “Staff Report on Home Health and the Medicare Therapy Threshold.” The Committee recommended that the CMS “must move toward taking therapy out of the payment model.” We believe that the issuance of the report concludes the Committee’s inquiry, but are not in a position to speculate on the potential for future legislative or oversight action by the Committee.

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

On October 22, 2010, the Court issued an order consolidating the putative securities class action lawsuits and the Federal Derivative Actions (described immediately below) for pre-trial purposes. In the same order, the Court appointed the Public Employees Retirement System of Mississippi and the Puerto Rico Teachers’ Retirement System as co-lead plaintiffs (together, the “Co-Lead Plaintiffs”) for the putative class. On December 10, 2010, the Court also consolidated the ERISA class action lawsuit (described below) with the putative securities class actions and Federal Derivative Actions for pre-trial purposes.

On January 18, 2011, the Co-Lead Plaintiffs filed an amended, consolidated class action complaint (the “Securities Complaint”) which supersedes the earlier-filed securities class action complaints. The Securities Complaint alleges that the defendants made false and/or misleading statements and failed to disclose material facts about our business, financial condition, operations and prospects, particularly relating to our policies and practices regarding home therapy visits under the Medicare home health prospective payment system and the related alleged impact on our business, financial condition, operations and prospects. The Securities Complaint seeks a determination that the action may be maintained as a class action on behalf of all persons who purchased the Company’s securities between August 2, 2005 and September 28, 2010 and an unspecified amount of damages. All defendants have moved to dismiss the Securities Complaint.

Derivative Actions

On July 2, 2010, an alleged shareholder of the Company filed a derivative lawsuit in the United States District Court for the Middle District of Louisiana, purporting to assert claims on behalf of the Company against certain of our current and former officers and directors. Three similar derivative suits were filed in the United States District Court for the Middle District of Louisiana on July 15, July 21, and August 2, 2010 (together, the “Federal Derivative Actions”). We are named as a nominal defendant in all of those actions. As noted above, on October 22, 2010, the United States District Court for the Middle District of Louisiana issued an order consolidating the Federal Derivative Actions with the putative securities class action lawsuits and for pre-trial purposes.

On January 18, 2011, the plaintiffs in the Federal Derivative Actions filed a consolidated, amended complaint (the “Derivative Complaint”) which supersedes the earlier-filed derivative complaints. The Derivative Complaint alleges that certain of our current and former officers and directors breached their fiduciary duties to the Company by making allegedly false statements, by allegedly failing to establish sufficient internal controls over certain of our home health and Medicare billing practices, by engaging in alleged insider trading, and by committing unspecified acts of waste of corporate assets and unjust enrichment. All defendants in the Federal Derivative Actions, including the Company as a nominal defendant, have moved to dismiss the Derivative Complaint.

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

U.S. Department of Justice Civil Investigative Demand (“CID”)

On September 27, 2010, we received a CID issued by the U.S. Department of Justice pursuant to the federal False Claims Act. The CID requires the delivery of a wide range of documents and information to the United States Attorney’s Office for the Northern District of Alabama, relating to the Company’s clinical and business operations, including reimbursement and billing claims submitted to Medicare for home health services, and related compliance activities. The CID generally covers the period from January 1, 2003. On April 26, 2011, we received a second CID related to the CID issued in September 2010, which generally covers the same time period as the previous CID and requires the production of additional documents. Subsequently, the Company and certain current and former employees have received CIDs for testimony. We are cooperating with the Department of Justice with respect to this investigation, and the requests for testimony.

We are unable to assess the probable outcome or reasonably estimate the potential liability, if any, arising from the SEC investigation, the U.S. Department of Justice CIDs and the securities, shareholder derivative and ERISA litigation described above given the preliminary stage of these matters. The Company intends to continue to vigorously defend itself in the securities, shareholder derivative and ERISA litigation matters. No assurances can be given as to the timing or outcome of the SEC investigation, the U.S. Department of Justice CIDs or the securities, shareholder derivative and ERISA litigation matters described above or the impact of any of the inquiry, investigation or litigation matters on the Company, its consolidated financial condition, results of operations or cash flows. In addition, while we believe the United States Senate Committee on Finance has completed its inquiry, we are not in a position to speculate on the potential for future legislative or oversight action by the Committee.

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

In January 2010, our subsidiary that provides home health services in Dayton, Ohio received from a Medicare Program Safeguard Contractor (“PSC”) a request for records regarding 137 claims submitted by the subsidiary paid from January 2, 2008 through November 10, 2009 (the “Claim Period”) to determine whether the underlying services met pertinent Medicare payment requirements. Based on the PSC’s findings, which were extrapolated to all claims for home health services provided by the Dayton subsidiary paid during the Claim Period, on March 9, 2011, the Medicare Administrative Contractor for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment of approximately $5.6 million. We dispute these findings and intend to vigorously seek to have these findings overturned, but no assurances can be given as to the timing or outcome of any appeal. As of September 30, 2011, we have recorded no liability for this claim.

In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a Zone Program Integrity Contractor (“ZPIC”) a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the Medicare Administrative Contractor for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment of approximately $5.5 million. We dispute these findings and intend to vigorously seek to have these findings overturned, but no assurances can be given as to the timing or outcome of any appeal. In the event we pay any amount of this alleged overpayment, we are indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. As of September 30, 2011, we have recorded no liability for this claim.

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

	For the Three-Month Period Ended September 30, 2011
	Home Health	Hospice	Other	Total
Net service revenue	$310.4	$64.5	$—	$374.9
Cost of service, excluding depreciation and amortization	170.7	35.0	—	205.7
General and administrative expenses	74.5	12.5	51.0	138.0
Provision for doubtful accounts	4.0	0.6	—	4.6
Depreciation and amortization	3.7	0.2	5.9	9.8
Goodwill and other intangibles impairment charge	574.1	—	—	574.1

Operating expenses	827.0	48.3	56.9	932.2

Operating income (loss)	$(516.6)	$16.2	$(56.9)	$(557.3)

	For the Three-Month Period Ended September 30, 2010
	Home Health	Hospice	Other	Total
Net service revenue	$368.5	$36.2	$—	$404.7
Cost of service, excluding depreciation and amortization	186.2	20.1	—	206.3
General and administrative expenses	92.0	9.4	45.8	147.2
Provision for doubtful accounts	5.1	0.2	—	5.3
Depreciation and amortization	3.8	0.2	4.8	8.8

Operating expenses	287.1	29.9	50.6	367.6

Operating income (loss)	$81.4	$6.3	$(50.6)	$37.1

	For the Nine-Month Period Ended September 30, 2011
	Home Health	Hospice	Other	Total
Net service revenue	$962.3	$150.6	$—	$1,112.9
Cost of service, excluding depreciation and amortization	509.1	80.9	—	590.0
General and administrative expenses	224.7	30.3	146.8	401.8
Provision for doubtful accounts	9.4	0.5	—	9.9
Depreciation and amortization	10.7	0.5	17.7	28.9
Goodwill and other intangibles impairment charge	574.1	—	—	574.1

Operating expenses	1,328.0	112.2	164.5	1,604.7

Operating income (loss)	$(365.7)	$38.4	$(164.5)	$(491.8)

	For the Nine-Month Period Ended September 30, 2010
	Home Health	Hospice	Other	Total
Net service revenue	$1,137.0	$103.0	$—	$1,240.0
Cost of service, excluding depreciation and amortization	563.9	55.8	—	619.7
General and administrative expenses	269.4	25.1	131.3	425.8
Provision for doubtful accounts	12.9	1.2	—	14.1
Depreciation and amortization	11.3	0.4	13.6	25.3

Operating expenses	857.5	82.5	144.9	1,084.9

Operating income (loss)	$279.5	$20.5	$(144.9)	$155.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and nine-month periods ended September 30, 2011. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on February 22, 2011 (the “Form 10-K”), which are incorporated herein by this reference.

Unless otherwise provided, “Amedisys,” “we,” “us,” “our” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.

Overview

We are a leading provider of high-quality, low-cost home health services to the chronic, co-morbid, aging American population with approximately 85% of our revenue was derived from Medicare for the three-month periods ended September 30, 2011 and 2010, respectively and approximately 85% and 86% of our revenue was derived from Medicare for the nine-month periods ended September 30, 2011 and 2010, respectively. During the three-month period ended September 30, 2011, we had $374.9 million in net service revenue, net loss per diluted share of $14.73 and cash flow from operations of $27.8 million. During the third quarter of 2011, we recorded a $574.1 million estimated impairment charge of goodwill and other intangibles as a result of the decline in our market capitalization and forecasts during the quarter — see “Goodwill Impairment” below for additional information. For the nine-month period ended September 30, 2011, we had $1.1 billion in net service revenue, net loss per diluted share of $13.53 and cash flow from operations of $104.3 million.

Our operations involve servicing patients through our two reportable business segments: home health and hospice. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from surgery, have a chronic disability or terminal illness. Our hospice segment provides palliative care and comfort to terminally ill patients and their families. As of September 30, 2011, we had 482 Medicare-certified home health and 90 Medicare-certified hospice agencies in 45 states within the United States, the District of Columbia and Puerto Rico as detailed below:

	Owned and Operated Agencies
	Home Health	Hospice
At December 31, 2010	486	67
Acquisitions	—	22
Start-ups	7	3
Closed/Consolidated	(11)	(2)

At September 30, 2011	482	90

As part of our ongoing management of our portfolio of agencies, we began a review of our agencies’ operating performance during the third quarter of 2011. Our review considered the current financial performance, market penetration, forecasted market growth, and the impact of the proposed 2012 CMS payment revision. Subsequent to September 30, 2011, we have identified approximately 50 agencies which we plan to exit during the fourth quarter. These agencies will be included in discontinued operations in the period in which the final determination has been made which is expected to be in the fourth quarter of 2011. The financial performance of the agencies currently identified is as follows:

		For the Three-Month Period Ended September 30, 2011		For the Nine-Month Period Ended September 30, 2011
	Number of Agencies	Net Service Revenue	Operating loss	Net Service Revenue	Operating loss
Closures	32	$4.6	$(2.2)	$14.2	$(6.3)
Consolidations/Unopened Startups	18	3.8	(0.4)	11.9	(0.5)

Total	50	$8.4	$(2.6)	$26.1	$(6.8)

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

Goodwill Impairment

As of September 30, 2011, we concluded that impairment indicators existed based on our decline in market capitalization, third quarter results and recent forecasts which prompted us to perform an interim impairment test. As a result of our preliminary assessment we recorded an estimated non-cash goodwill and other intangible assets impairment charge of $574.1 million. Due to the complexity of the process, we will not fully complete the measurement of the implied fair value of goodwill until the fourth quarter of 2011 and, accordingly, the goodwill impairment charge included in our condensed consolidated statement of operations for the three and nine-months ended September 30, 2011 represents an estimate. Any adjustments to these amounts, which could be material, resulting from the completion of the measurement of the impairment charges will be recognized during the fourth quarter of 2011. In addition, a further significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in the need to perform an impairment analysis under Accounting Standard Codification (“ASC”) Topic 350 “Intangibles — Goodwill and Other” in future periods. See Note 4 — “Goodwill and Other Intangibles Assets, Net” to our condensed consolidated financial statements for additional information on the impairment.

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

The hospice rule for the implementation of a PPACA provision requires that a hospice physician or nurse practitioner have a face-to-face encounter with hospice patients during the 30 day period prior to the 180th-day recertification (third benefit period) and each subsequent recertification, and that the certifying hospice physician attest that such a visit took place.

The face-to-face encounter requirement for home health and hospice providers was to become effective January 1, 2011. However, due to concerns that some providers may need additional time to establish operational protocols necessary to comply with face-to-face encounter requirements, CMS delayed full enforcement of the requirements until April 1, 2011.

In addition, the November rule imposed important therapy assessment requirements. An assessment by a professional qualified therapist must take place at least once every 30 days during a therapy patient’s course of treatment. For those qualified patients that require 13 or 19 therapy visits, a qualified therapist must perform the therapy service required, assess the patient, and measure and document effectiveness of additional visits. This requirement applies to each therapy discipline caring for the patient but the assessment must be performed close to, but no later than, the 13th and 19th visits.

Payment

On October 31, 2011, CMS issued a final rule to update and revise Medicare home health rates for calendar year 2012. The final rule includes a 1.4% market basket increase which includes the 1% reduction mandated by the Health Care Reform Bills and a negative 3.79% nominal change in case-mix adjustment. The net effect of these changes decreases the base rate by 2.4% to $2,139. In addition, the final rule states that the Medicare home health rates for calendar year 2013 will include an additional negative 1.32% nominal change in case-mix adjustment. Based on our third quarter revenues, the decrease in the base rate would reduce home health revenue by approximately $30.0 million. The final rule also shifts case mix points from high case mix and high therapy episodes to low case mix and non-therapy episodes. The shift from high therapy episodes will also negatively impact our revenues in 2012 in addition to the base rate decrease. The reduction will be dependent upon our therapy mix at the time the new rule is effective.

In August 2011, CMS issued a final rule to update and revise the Medicare hospice wage index for fiscal year 2012. The final rule includes a 3.0% market basket update, a 0.1% increase for the updated wage index data and the third year of the 7-year phase out of the budget neutrality adjustment factor of 0.6%. The net effect of the final rule, effective October 1, 2011, increases the base rate for 2012 by 2.5%. We do not expect this change to have a material impact on our future results of operations or financial condition.

In addition to CMS final rule, if the Joint Select Committee on Deficit Reduction does not come to agreement by mid-November on solutions to cut the deficit, Medicare home health and hospice payments will decrease by 2% in 2013. If the Committee does reach an agreement, the impact to Medicare home health and hospice payments will be dependent on the agreement that is reached.

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

Results of Operations

Three-Month Period Ended September 30, 2011 Compared to the Three-Month Period Ended September 30, 2010

During the three-month period September 30, 2011, we recorded a $574.1 million estimated impairment charge of goodwill and other intangibles as a result of the decline in our market capitalization and forecasts during the quarter and incurred certain costs as defined below. These charges were offset by the release of a valuation allowance related to specific deferred tax assets.

During the three-month period ended September 30, 2010, we incurred costs associated with our 2010 exit activities as well as other certain costs (defined below). These charges were offset by the settlement of our Georgia indigent care liability for the years 2007 through 2009.

The following details these items (amounts in millions, except per share data):

	For the Three-Months Ended September 30, 2011				For the Three-Months Ended September 30, 2010
	Financial Statement Line Item Impacted				Financial Statement Line Item Impacted
	Other Operating Expenses	Income Tax Benefit (Expense)	Net (Loss) Income	Diluted EPS	Net Service Revenue	Other Operating Expenses	Income Tax Benefit (Expense)	Net (Loss) Income	Diluted EPS
Georgia indigent care liability	$—	$—	$—	$—	$3.7	$—	$(1.5)	$2.2	$0.08
CMS Bonus	—	—	—	—	—	—	—	—	—
Exit activities	—	—	—	—	—	(6.9)	2.7	(4.2)	(0.15)
Goodwill and other intangibles impairment charge	(574.1)	139.5	(434.6)	(15.10)	—	—	—	—	—
Valuation allowance adjustment	—	1.9	1.9	0.07	—	—	—	—	—
Certain costs(1)	(2.7)	1.1	(1.6)	(0.06)	—	(3.1)	1.3	(1.8)	(0.06)

Total	$(576.8)	$142.5	$(434.3)	$(15.09)	$3.7	$(10.0)	$2.5	$(3.8)	$(0.13)

(1)	Certain costs include acquisitions and related integration costs and legal expenses related to the United States Senate Committee on Finance inquiry and the SEC and DOJ investigations.

Consolidated

The following table summarizes our consolidated results of operations (amounts in millions):

	For the Three-Month Periods Ended September 30,
	2011	2010
Net service revenue	$374.9	$404.7
Gross margin	169.2	198.4
% of revenue	45.1%	49.0%
Other operating expenses	152.4	161.3
% of revenue	40.7%	39.9%
Goodwill and other intangibles impairment charge	574.1	—

Operating (loss) income	(557.3)	37.1

Income tax (benefit) expense	(135.6)	13.9
Effective income tax rate	24.2%	39.0%

Net (loss) income attributable to Amedisys, Inc.	$(423.7)	$21.6

During the third quarter of 2011, we recorded a $574.1 million estimated impairment charge of goodwill and other intangibles as a result of the decline in our market capitalization and forecasts during the quarter. In addition, we recognized a deferred tax benefit of $139.5 million as a result of the estimated impairment charges.

Our net service revenue declined $29.8 million from prior year primarily due to significant decrease in our home health division. Our operating income excluding the $574.1 million estimated goodwill and other intangibles impairment charge, decreased $20.3 million over prior year with approximately $16.0 million resulting from the 2011 CMS rate cut impacting the home health division. In our efforts to mitigate the impact of the rate cut, we have reduced our other operating expenses excluding the estimated impairment charges by $8.9 million and lowered our cost per visit. However, our admissions, recertifications and revenue per episode were below prior year performance on a total and same store basis which significantly impacted our operating performance. Our hospice division continued its growth in volumes and contribution and our recent acquisition of Beacon added significantly to the divisional portfolio.

Our fourth quarter performance will be impacted by two additional holidays and the impact of the final CMS rule on episodes in progress at December 31, 2011.

In addition to the $139.5 million deferred tax benefit discussed above, income tax expense included a one-time favorable adjustment of $1.9 million related to the release of a valuation allowance on specific deferred tax assets related to the utilization of state net operating losses during the third quarter of 2011. We estimate our effective tax rate to be 37% for the fiscal year 2011.

Home Health Division

The following table summarizes our home health segment results of operations:

	For the Three-Month Periods Ended September 30,
	2011			2010
	Same Store	Start-ups/ Acquisitions	Total	Same Store	Other (1)	Total
Financial Information (in millions):
Episodic-based revenue	286.6	4.4	291.0	336.7	12.5	349.2
Nonepisodic-based revenue	19.0	0.4	19.4	18.4	0.9	19.3

Net service revenue	305.6	4.8	310.4	355.1	13.4	368.5
Same store episodic-based revenue growth (2)	(15)%			(1)%

Cost of service	167.4	3.3	170.7	175.9	10.3	186.2

Gross margin	138.2	1.5	139.7	179.2	3.1	182.3
Other operating expenses	79.5	2.7	82.2	84.6	16.3	100.9

Operating income before impairment charge (5)	$58.7	$(1.2)	$57.5	$94.6	$(13.2)	$81.4

Key Statistical Data:
Admissions:
Episodic-based	57,161	984	58,145	60,797	2,675	63,472
Nonepisodic-based	10,893	211	11,104	9,849	563	10,412

Total admissions	68,054	1,195	69,249	70,646	3,238	73,884

Same store episodic-based admission growth (2)	(6)%			6%

Recertifications:
Episodic-based	43,295	450	43,745	44,470	1,461	45,931
Nonepisodic-based	4,283	38	4,321	4,464	130	4,594

Total recertifications	47,578	488	48,066	48,934	1,591	50,525

Same store episodic-based recertification growth (2)	(3)%			(14)%

Episodic-based completed episodes	96,661	1,359	98,020	100,743	4,254	104,997

Visits:
Episodic-based	1,880,880	25,920	1,906,800	1,979,497	72,870	2,052,367
Nonepisodic-based	203,016	3,597	206,613	200,009	8,232	208,241

Total visits	2,083,896	29,517	2,113,413	2,179,506	81,102	2,260,608

Cost per visit	$80.32	$110.25	$80.74	$80.71	$127.16	$82.38

Average episodic-based revenue per completed episode (3)	$2,972	$3,166	$2,975	$3,301	$3,118	$3,294

Episodic-based visits per completed episode (4)	18.7	17.6	18.7	19.2	17.2	19.1

(1)	Agencies for the prior period which are not considered same store agencies (i.e. agencies closed or consolidated in current or prior period or unopened startups).
(2)

Same store episodic-based revenue, admissions or recertifications growth is the percent increase (decrease) in our same store episodic-based revenue, admissions or recertifications for the period as a percent of the same store episodic-based revenue, admissions or recertifications of the prior period.

(3)	Average episodic-based revenue per completed episode is the average episodic-based revenue earned for each episodic-based completed episode of care.
(4)	Episodic-based visits per completed episode is the home health episodic-based visits on completed episodes divided by the home health episodic-based episodes completed during the period.
(5)	Operating loss of $516.6 million on a GAAP basis for the three-month period ended September 30, 2011.

Net Service Revenue

Our home health revenue is driven by the volume of admissions and recertifications and the revenue per episode on episodes completed and in progress during the quarter. We experienced significant declines in all of these revenue metrics which contributed to a $54.4 million decline in our home health net service revenue excluding the $3.7 million for the settlement of our Georgia indigent care liability we recognized during the three month period ended September 30, 2010.

Admissions and recertifications accounted for approximately $26.0 million of the decline as we experienced negative same store episodic-based admissions and recertification growth during the quarter. These declines include the impact of agencies we closed or merged in 2010. We believe our admission volumes were negatively impacted by the CMS face-to-face requirements. However, we believe that we have successfully implemented this regulation and have recorded a reserve of approximately $2.0 million as an estimate of our failure to receive certifications from the physicians for admissions currently in our patient census. While we cannot fully measure the impact of lower admissions due to the unwillingness of physicians to refer to home health as a result of this regulation, we do believe it has impacted current admissions and it could continue to impact admissions in subsequent quarters. While our recertifications as a percentage of completed episodes increased approximately 1% over prior year, the number of episodic recertifications has decreased due to an overall decline in patient census.

Our revenue per episode decline of 10% has resulted in approximately a $28.0 million decrease in revenue with approximately $16.0 million as a result of the 5.2% CMS rate cut for 2011 with the remainder due to a reduction in the therapy needs of our patients and the impact of the new CMS therapy assessment regulations effective April 1, 2011. We had approximately 30,000 non-billable therapy visits due to our failure to meet the requirements of the regulation which resulted in an estimated $5.0 million reduction in revenue. We experienced a significant decline in the number of non-billable therapy visits in the later part of the quarter. We anticipate continuing to have some negative impact due to the operational difficulty in managing this regulation; however, we expect a reduction in the number of non-billable therapy visits in the fourth quarter of 2011.

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

Other Operating Expenses

Our other operating expenses decreased $18.7 million with $14.3 million (includes $5.4 million in certain costs) due to closures. The remainder is due to continued efforts to reduce costs in our portfolio.

Hospice Division

The following table summarizes our hospice segment results of operations:

	For the Three-Month Periods Ended September 30,
	2011			2010
	Same Store	Start-ups/ Acquisitions	Total	Same Store	Other (1)	Total
Financial Information (in millions):
Medicare revenue	$38.3	$22.3	$60.6	$32.7	$1.5	$34.2
Non-Medicare revenue	2.5	1.4	3.9	2.0	—	2.0

Net service revenue	40.8	23.7	64.5	34.7	1.5	36.2
Same store Medicare revenue growth (2)	17%			14%

Cost of service	21.6	13.4	35.0	18.6	1.5	20.1

Gross margin	19.2	10.3	29.5	16.1	—	16.1
Other operating expenses	7.9	5.4	13.3	7.5	2.3	9.8

Operating income	$11.3	$4.9	$16.2	$8.6	$(2.3)	$6.3

Key Statistical Data:

Hospice admits	3,070	1,538	4,608	2,657	125	2,782
Hospice days	311,034	139,922	450,956	263,233	10,756	273,989
Average daily census	3,381	1,521	4,902	2,861	117	2,978
Revenue per day	$131.46	$169.29	$143.20	$131.76	$137.17	$131.97
Cost of service per day	$69.39	$95.18	$77.37	$71.00	$128.95	$73.28
Average length of stay	94	70	86	88	79	87

(1)	Agencies for the prior period which are not considered same store agencies (i.e. agencies closed or consolidated in current or prior period or unopened startups).
(2)	Same Store Medicare revenue growth is the percent increase in our same store Medicare revenue for the period as a percent of the same store Medicare revenue of the prior period

Net Service Revenue

Our hospice revenue increased $28.3 million with $6.1 million from our same store agencies, $0.9 million from our start-up agencies and $22.8 million from our acquisitions ($21.7 million from our Beacon acquisition) offset by $1.5 million from agencies we closed or merged in 2010. The fourth quarter will benefit from the hospice rate increase effective October 1, 2011.

Hospice revenue is primarily impacted by average daily census, levels of care and payment rates. Our 2011 revenue includes an increase related to an annual hospice rate increase effective October 1, 2010, which was approximately 1.8%. Additionally, our 2011 hospice revenue is net of a $0.8 million hospice cap adjustment, a decrease of $0.3 million from 2010. Our same store average daily census is up 18% over prior year as we have exceeded same store average daily census in excess of 15% for the past four quarters.

Cost of Service excluding Depreciation and Amortization

Our hospice cost of service increased $14.9 million (74%) due to the 65% increase in our average daily census over 2010 as a result of our acquisition of Beacon. Our hospice clinicians are generally paid on a salaried basis, and our agencies are staffed based on the average census of the agency.

Other Operating Expenses

Our other operating expenses have remained stable on a same store basis. The increase in total other operating expenses is due to our Beacon acquisition.

Nine-Month Period Ended September 30, 2011 Compared to the Nine-Month Period Ended September 30, 2010

During the nine-month period September 30, 2011, we recorded a $574.1 million estimated impairment charge of goodwill and other intangibles as a result of the decline in our market capitalization, third quarter results and recent forecasts during the quarter and incurred certain costs as defined below. These charges were offset by the release of a valuation allowance related to specific deferred tax assets, the reversal of accrued bonuses and a CMS bonus payment as the result of the pay for performance demonstration.

During the nine-month period ended September 30, 2010, we incurred costs associated with our 2010 exit activities as well as other certain costs (defined below). These charges were offset by the settlement of our Georgia indigent care liability for the years 2007 through 2009, the reversal of accrued bonuses and a CMS bonus payment.

The following details these items (amounts in millions, except per share data):

	For the Nine-Months Ended September 30, 2011					For the Nine-Months Ended September 30, 2010
	Financial Statement Line Item Impacted					Financial Statement Line Item Impacted
	Net Service Revenue	Other Operating Expenses	Income Tax Benefit (Expense)	Net (Loss) Income	Diluted EPS	Net Service Revenue	Other Operating Expenses	Income Tax Benefit (Expense)	Net (Loss) Income	Diluted EPS
Bonus reversal	$—	$1.5	$(0.6)	$0.9	$0.03	$—	$3.1	$(1.2)	$1.9	$0.07
Georgia indigent care liability	—	—	—	—	—	3.7	—	(1.5)	2.2	0.08
CMS Bonus	4.7	—	(1.8)	2.9	0.10	3.6	—	(1.4)	2.2	0.08
Exit activities	—	(1.1)	0.4	(0.7)	(0.02)	—	(8.4)	3.3	(5.1)	(0.18)
Goodwill and other intangibles impairment charge	—	(574.1)	139.5	(434.6)	(15.18)	—	—	—	—	—
Valuation allowance adjustment	—	—	1.9	1.9	0.07	—	—	—	—	—
Certain costs (1)	—	(8.7)	3.5	(5.2)	(0.18)	—	(9.5)	3.7	(5.8)	(0.21)

Total	$4.7	$(582.4)	$142.9	$(434.8)	$(15.18)	$7.3	$(14.8)	$2.9	$(4.6)	$(0.16)

(1)	Certain costs include acquisitions and related integration costs and legal expenses related to the United States Senate Committee on Finance inquiry and the SEC and DOJ investigations.

Consolidated

The following table summarizes our consolidated results of operations (amounts in millions):

	For the Nine-Month Periods Ended September 30,
	2011	2010
Net service revenue	$1,112.9	$1,240.0
Gross margin	522.9	620.3
% of revenue	47.0%	50.0%
Other operating expenses	440.6	465.2
% of revenue	39.6%	37.5%
Goodwill and other intangibles impairment charge	574.1	—

Operating (loss) income	(491.8)	155.1

Income tax (benefit) expense	(111.4)	58.2
Effective income tax rate	22.4%	39.0%

Net (loss) income attributable to Amedisys, Inc.	$(386.8)	$90.5

During the third quarter of 2011, we recorded a $574.1 million estimated impairment charge of goodwill and other intangibles as a result of the decline in our market capitalization and forecasts during the quarter. In addition, we recognized a deferred tax benefit of $139.5 million as a result of the estimated impairment charges.

Our operating income excluding the $574.1 million estimated goodwill and other intangibles impairment charge declined $72.8 million with approximately $54.0 million of the decline resulting from the 2011 CMS rate cut impacting the home health division. We were able to partially mitigate this impact by a $17.9 million increase in operating income from our hospice division and a $48.8 million reduction in other operating expenses excluding the estimated impairment charges from our home health division. However, our home health division experienced a decline in episodic volumes and declines in revenue per episode in excess of the rate cut which further impacted our performance. Additionally, we had an increase of $19.6 million in our corporate support functions primarily related to additional salary costs, depreciation and amortization and legal fees.

In addition to the $139.5 million deferred tax benefit discussed above, income tax expense included a one-time favorable adjustment of $1.9 million related to the release of a valuation allowance on specific deferred tax assets related to the utilization of state net operating losses during the third quarter of 2011. We estimate our effective tax rate to be 37% for the fiscal year 2011.

Home Health Division

The following table summarizes our home health segment results of operations:

	For the Nine-Month Periods Ended September 30,
	2011			2010
	Same Store	Start-ups/ Acquisitions	Total	Same Store	Other (1)	Total
Financial Information (in millions):
Episodic-based revenue	889.6	16.3	905.9	1,040.6	39.6	1,080.2
Nonepisodic-based revenue	55.4	1.0	56.4	54.2	2.6	56.8

Net service revenue	945.0	17.3	962.3	1,094.8	42.2	1,137.0
Same store episodic-based revenue growth (2)	(15)%			6%

Cost of service	498.5	10.6	509.1	532.1	31.8	563.9

Gross margin	446.5	6.7	453.2	562.7	10.4	573.1
Other operating expenses	235.6	9.2	244.8	253.1	40.5	293.6

Operating income before impairment charge (5)	$210.9	$(2.5)	$208.4	$309.6	$(30.1)	$279.5

Key Statistical Data:
Admissions:
Episodic-based	176,118	3,487	179,605	183,668	8,158	191,826
Nonepisodic-based	31,797	604	32,401	28,906	1,586	30,492

Total admissions	207,915	4,091	212,006	212,574	9,744	222,318

Same store episodic-based admission growth (2)	(4)%			7%

Recertifications:
Episodic-based	130,330	1,361	131,691	138,553	4,663	143,216
Nonepisodic-based	12,893	118	13,011	13,872	354	14,226

Total recertifications	143,223	1,479	144,702	152,425	5,017	157,442

Same store episodic-based recertification growth (2)	(6)%			(8)%

Episodic-based completed episodes	294,195	4,488	298,683	306,607	12,906	319,513

Visits:
Episodic-based	5,689,997	86,571	5,776,568	6,028,910	222,163	6,251,073
Nonepisodic-based	600,382	10,538	610,920	599,735	29,861	629,596

Total visits	6,290,379	97,109	6,387,488	6,628,645	252,024	6,880,669

Cost per visit	$79.25	$109.33	$79.70	$80.28	$125.99	$81.95

Average episodic-based revenue per completed episode (3)	$3,011	$3,118	$3,013	$3,322	$3,193	$3,317

Episodic-based visits per completed episode (4)	18.7	17.7	18.7	19.1	17.4	19.0

(1)	Agencies for the prior period which are not considered same store agencies (i.e. agencies closed or consolidated in current or prior period or unopened startups).
(2)

Same store episodic-based revenue, admissions or recertifications growth is the percent increase (decrease) in our same store episodic-based revenue, admissions or recertifications for the period as a percent of the same store episodic-based revenue, admissions or recertifications of the prior period.

(3)	Average episodic-based revenue per completed episode is the average episodic-based revenue earned for each episodic-based completed episode of care.
(4)	Episodic-based visits per completed episode is the home health episodic-based visits on completed episodes divided by the home health episodic-based episodes completed during the period.
(5)	Operating loss of $365.7 million on a GAAP basis for the nine-month period ended September 30, 2011.

Net Service Revenue

We experienced a decline in all three revenue performance metrics, as our admissions, recertifications and revenue per episode declined over prior year. As mentioned, approximately $54.0 million of the $174.7 million decline in revenue is due to the 5.2% CMS rate cut for 2011.

Lower admissions and recertifications accounted for approximately $79.0 million of the decline. We have experienced sequential declines in same store admissions for 2011. We believe the impact of the face-to-face requirements has added additional pressure to admission growth during the second and third quarters of 2011. The primary factor in our decline in recertifications is the decline in our patient census as our recertification percentage of completed episodes is down less than 1% from 2010.

Overall, revenue per episode decreased by 9% as a result of the 5.2% CMS rate cut for 2011 with the additional reduction primarily due to a reduction in the therapy needs of our patients and the impact of the therapy functional assessment regulation which resulted in a reduction in net service revenue of approximately $9.0 million. We saw a decline in the number of non-billable therapy visits in the later part of the third quarter. We anticipate the impact of this regulation to decline into the fourth quarter of 2011.

Cost of Service, excluding Depreciation and Amortization

Our home health cost of service decreased $54.8 million as we performed 493,181 fewer visits which accounted for $40.4 million of the decrease with the remainder from the $2.25 decrease in cost per visit. The cost per visit improvement is due to our portfolio realignment as well as a focus on productivity and conversion of salaried clinicians to our pay per visit model. Except for the impact of additional holidays in the fourth quarter, we expect our cost per visit to remain stable.

Other Operating Expenses

Our other operating expenses excluding the estimated impairment charges decreased $48.8 million in total and $17.5 million on a same store basis with the primary drivers being a decline in salary and benefits and additional cost reductions in our remaining portfolio. Additionally, 2010 included approximately $6.9 million in certain costs related to agencies we closed or merged in 2010

Hospice Division

The following table summarizes our hospice segment results of operations:

	For the Nine-Month Periods Ended September 30,
	2011			2010
	Same Store	Start-ups/ Acquisitions	Total	Same Store	Other (1)	Total
Financial Information (in millions):
Medicare revenue	$111.5	$29.7	$141.2	$93.0	$4.3	$97.3
Non-Medicare revenue	7.5	1.9	9.4	5.5	0.2	5.7

Net service revenue	119.0	31.6	150.6	98.5	4.5	103.0
Same store Medicare revenue growth (2)	20%			22%

Cost of service	62.2	18.7	80.9	51.6	4.2	55.8

Gross margin	56.8	12.9	69.7	46.9	0.3	47.2
Other operating expenses	23.0	8.3	31.3	22.1	4.6	26.7

Operating income	$33.8	$4.6	$38.4	$24.8	$(4.3)	$20.5

Key Statistical Data:

Hospice admits	9,298	2,247	11,545	7,962	487	8,449
Hospice days	890,258	188,796	1,079,054	736,289	32,391	768,680
Average daily census	3,261	692	3,953	2,697	119	2,816
Revenue per day	$133.67	$167.51	$139.59	$133.72	$138.61	$133.93
Cost of service per day	$69.73	$98.98	$74.84	$70.14	$127.13	$72.54
Average length of stay	90	70	86	88	69	87

(1)	Agencies for the prior period which are not considered same store agencies (i.e. agencies closed or consolidated in current or prior period or unopened startups).
(2)	Same Store Medicare revenue growth is the percent increase in our same store Medicare revenue for the period as a percent of the same store Medicare revenue of the prior period

Net Service Revenue

Our hospice revenue increased $47.6 million with $20.5 million from our same store agencies, $2.3 million from our start-up agencies and $29.3 million from our acquisitions offset by $4.5 million from agencies we closed or merged in 2010. Our Beacon acquisition added $27.3 million.

Hospice revenue is primarily impacted by average daily census, levels of care and payment rates. Our 2011 revenue includes an increase related to annual hospice rate increase effective October 1, 2010, which was approximately 1.8%. The growth in our same store revenue is driven by a 21% increase in average daily census. Additionally, our 2011 hospice revenue is net of a $2.1 million hospice cap adjustment, an increase of $0.4 million from 2010.

Cost of Service excluding Depreciation and Amortization

Our hospice cost of service increased $25.1 million (45%) due to the 40% increase in our average daily census over 2010. Our hospice clinicians are generally paid on a salaried basis, and our agencies are staffed based on the average census of the agency.

Other Operating Expenses

Our other operating expenses as a percent of revenue decreased 5.1% as a result of cost reductions in our portfolio. The hospice division did benefit from a $0.7 million reduction in bad debt expense due to significant improvement in cash collections. As our hospice division continues to grow, we do expect to add additional resources in order to meet the needs of our patients and support the growth in the division.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Nine-Month Period Ended September 30, 2011 Compared to the Nine-Month Period Ended September 30, 2010

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Nine-Month Periods Ended September 30,
	2011	2010
Cash provided by operating activities	$104.3	$172.6
Cash used in investing activities	(168.7)	(41.7)
Cash used in financing activities	(26.4)	(37.4)

Net increase in cash and cash equivalents	(90.8)	93.5
Cash and cash equivalents at beginning of period	120.3	34.5

Cash and cash equivalents at end of period	$29.5	$128.0

Cash provided by operating activities decreased $68.3 million during 2011 compared to 2010, primarily due to the reduction in reimbursement and a decline in operating performance as well as an increase in our days revenue outstanding. The recognition of the estimated goodwill and intangible asset impairment charge of $574.1 million, which resulted in the net loss for our nine-month period ended September 30, 2011, is non-cash in nature and therefore had no impact on our cash flow from operations.

Cash used in investing activities increased $127.0 million during 2011 compared to 2010 primarily due to our acquisition of Beacon ($126.0 million).

Cash used in financing activities decreased $11.0 million during 2011 compared to 2010, primarily due to a decrease in the exercise of stock options, which was offset by a decrease in repayments on our long-term obligations and the decrease in the repurchase of company stock. We decreased our outstanding long-term obligations net of borrowings by $28.7 million from December 31, 2010.

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program; however, from time to time, we can and do obtain additional sources of liquidity through sales of our equity or by incurrence of additional indebtedness. As of September 30, 2011, we had $29.5 million in cash and cash equivalents and $231.3 million in availability under our $250.0 million Revolving Credit Facility.

During the nine-month period ended September 30, 2011, we spent $38.6 million in routine capital expenditures, which primarily included equipment, furniture and computer software and $16.0 million in capital expenditures related to the implementation of our enterprise resource planning system and a company-wide refresh of computer hardware.

Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements over the next twelve months and into the foreseeable future. However, our future liquidity will be impacted by the 2012 proposed reimbursement and any future reductions in reimbursement. We are dependent on our ability to reduce costs and/or grow our business in order to offset the impact of future reimbursement reductions.

Outstanding Patient Accounts Receivable

Our patient accounts receivable, net increased $9.7 million from December 31, 2010 to September 30, 2011 primarily due to the acquisition of Beacon which resulted in an increase of $13.4 million. Our cash collection as a percentage of revenue was 104.0% for the three-month periods ended September 30, 2011 and 99.3% for the three-month periods ended December 31, 2010. Our days revenue outstanding, net has increased by 3.1 days since December 31, 2010 primarily due to billing delays caused by the new face-to-face and functional assessment requirements.

Our patient accounts receivable includes unbilled receivables, which are aged based upon our initial service date. At September 30, 2011, the unbilled patient accounts receivable, as a percentage of gross patient accounts receivable, was 27.5%, or $48.4 million compared to 28.3% or $47.9 million at December 31, 2010. We monitor unbilled receivables on an agency by agency basis to ensure that all efforts are made to bill claims within timely filing deadlines. The timely filing deadlines vary by state for Medicaid-reimbursable services and among insurance companies.

Our provision for estimated revenue adjustments (which is deducted from our service revenue to determine net service revenue) and provision for doubtful accounts were as follows for the periods indicated (in millions). We fully reserve for both our Medicare and other patient accounts receivable that are aged over 360 days.

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2011	2010	2011	2010
Provision for estimated revenue adjustments	$3.3	$2.7	$8.2	$4.4
Provision for doubtful accounts	4.6	5.3	9.9	14.1

Total	$7.9	$8.0	$18.1	$18.5

As a percent of revenue	2.1%	2.0%	1.6%	1.5%

The following schedule details our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding, net):

	0-90	91-180	181-365	Over 365	Total
At September 30, 2011:
Medicare patient accounts receivable, net (1)	$89.1	$19.7	$2.6	$—	$111.4

Other patient accounts receivable:
Medicaid	11.6	1.7	0.9	0.2	14.4
Private	26.9	8.7	5.4	2.5	43.5

Total	$38.5	$10.4	$6.3	$2.7	$57.9

Allowance for doubtful accounts (2)					(18.1)

Non-Medicare patient accounts receivable, net					$39.8

Total patient accounts receivable, net					$151.2

Days revenue outstanding, net (3)					35.9

	0-90	91-180	181-365	Over 365	Total
At December 31, 2010:
Medicare patient accounts receivable, net (1)	$89.4	$16.4	$1.3	$—	$107.1

Other patient accounts receivable:
Medicaid	6.0	2.2	2.0	0.1	10.3
Private	27.2	9.9	7.0	1.0	45.1

Total	$33.2	$12.1	$9.0	$1.1	$55.4

Allowance for doubtful accounts (2)					(21.0)

Non-Medicare patient accounts receivable, net					$34.4

Total patient accounts receivable, net					$141.5

Days revenue outstanding, net (3)					32.8

(1)

The following table summarizes the activity and ending balances in our estimated revenue adjustments (amounts in millions), which is recorded to reduce our Medicare outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the Three-Month Period Ended September 30, 2011	For the Three-Month Period Ended December 31, 2010	For the Nine-Month Period Ended September 30, 2011	For the Nine-Month Period Ended December 31, 2010

Balance at beginning of period	$7.2	$6.3	$6.5	$6.9

Provision for estimated revenue adjustments	3.3	2.6	8.2	6.8

Write offs	(3.7)	(2.4)	(9.0)	(7.2)

Acquired through acquisitions	—	—	1.1	—

Balance at end of period	$6.8	$6.5	$6.8	$6.5

Our estimated revenue adjustments were 5.7% of our outstanding Medicare patient accounts receivable at September 30, 2011 and December 31, 2010, respectively.

(2)

The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in millions), which is recorded to reduce only our Medicaid and private outstanding patient accounts receivable to their estimated net realizable value.

	For the Three-Month Period Ended September 30, 2011	For the Three-Month Period Ended December 31, 2010	For the Nine-Month Period Ended September 30, 2011	For the Nine-Month Period Ended December 31, 2010
Balance at beginning of period	$18.2	$23.0	$21.0	$25.8
Provision for doubtful accounts	4.6	5.1	9.9	14.9
Write offs	(4.7)	(7.1)	(14.1)	(19.7)
Acquired through acquisitions	—	—	1.3	—

Balance at end of period	$18.1	$21.0	$18.1	$21.0

Our allowance for doubtful accounts was 31.3% and 37.8% of our outstanding Medicaid and private patient accounts receivable at September 30, 2011 and December 31, 2010, respectively.

(3)

Our calculation of days revenue outstanding, net is derived by dividing our ending net patient accounts receivable (i.e. net of estimated revenue adjustments and allowance for doubtful accounts) at September 30, 2011 and December 31, 2010 by our average daily net patient revenue for the three-month periods ended September 30, 2011 and December 31, 2010, respectively.

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

Our weighted-average interest rate for our five year Term Loan for the three and nine-month periods ended September 30, 2011 was 1.0% as compared to 1.1% for the three and nine-month periods ended September 30, 2010.

As of September 30, 2011, our total leverage ratio (used to compute the margin and commitment fees, described in more detail in Note 6 of the financial statements included in our Form 10-K) was 0.9 and our fixed charge coverage ratio was 1.7.

As of September 30, 2011, our availability under our $250.0 million Revolving Credit Facility was $231.3 million as we had $18.7 million outstanding in letters of credit.

See Note 6 of the financial statements included in our Form 10-K for additional details on our outstanding long-term obligations.

Inflation

We do not believe that inflation has significantly impacted our results of operations.

Critical Accounting Policies

See Part II, Item 7 — Critical Accounting Policies and our consolidated financial statements and related notes in Part IV, Item 15 of our 2010 Annual Report on Form 10-K, for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. These critical accounting policies include revenue recognition; patient accounts receivable; insurance; goodwill and intangible assets; and income taxes. There have not been any changes to our significant accounting policies or their application since we filed our 2010 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Revolving Credit Facility and Term Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and, therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows will be exposed to changes in interest rates. As of September 30, 2011, the total amount of outstanding debt subject to interest rate fluctuations was $45.0 million. A 1.0% interest rate increase would increase interest expense by approximately $0.5 million annually.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures which are designed to provide reasonable assurance of achieving their objectives and to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, disclosed and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to our management and Board of Directors to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2011, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2011, the end of the period covered by this Quarterly Report.

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

There were no other changes in internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2011, the end of the period covered by this Quarterly Report.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 6 to the condensed consolidated financial statements for information concerning our legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A — Risk Factors” of our 2010 Annual Report on Form 10-K. The risks described in our 2010 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our 2010 Annual Report on Form 10-K, except for the following:

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

Adverse developments in the United States and global economies, continued deficit spending due to economic conditions, bailout programs directed at specific industries or other governmental measures could lead to a reduction in Federal government expenditures, including governmentally funded programs in which we participate, such as Medicare and Medicaid. In addition, if at any time the Federal government is not able to meet its debt payments unless the Federal debt ceiling is raised, and legislation increasing the debt ceiling is not enacted, the Federal government may stop or delay making payments on its obligations, including funding for government programs in which we participate, such as Medicare and Medicaid. Failure for the government to make payments under these programs could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows. Further, any failure by the United States Congress to complete the Federal budget process and fund government operations may result in a Federal government shutdown, potentially causing us to incur substantial costs without reimbursement under the Medicare program, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

We are exposed to intangible asset risk; specifically, our goodwill may become impaired.

We have determined that goodwill and other intangible assets related to our home health reporting unit was impaired and we recorded an estimated non-cash goodwill and other intangible assets impairment charge of $574.1 million for the home health reporting unit. We recorded this charge based on a preliminary assessment because we are continuing to evaluate the valuations of our tangible and intangbible assets and the allocation of fair value to our home health reporting unit’s assets and liabilites. We expect to complete our assessment during the fourth quarter of fiscal year 2011. In addition, a further significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in the need to perform an impairment analysis under Accounting Standard Codification (“ASC”) Topic 350 “Intangibles — Goodwill and Other” in future periods. If we were to conclude that a future write down of our goodwill is necessary, then we would record the appropriate charge, which could result in material charges that are adverse to our consolidated financial condition and results of operations. See Note 4 — “Goodwill and Other Intangibles Assets, Net” to our condensed consolidated financial statements for additional information on the impairment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended September 30, 2011:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Share (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 to July 31, 2011	1,651		$26.93	—	—
August 1, 2011 to August 31, 2011	668		$19.46	—	$—
September 1, 2011 to September 30, 2011	180		$15.37	—	—

Total	2,499	(1)	$24.10	—	$—

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

DATE: November 1, 2011

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