Form 10-K
period 2011-12-31
AMEDISYS INC
filed 2012-02-28
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price as quoted by the NASDAQ Global Select Market on June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $780,740,204. For purposes of this determination shares beneficially owned by executive officers, directors and ten percent stockholders have been excluded, which does not constitute a determination that such persons are affiliates.

As of February 23, 2012, the registrant had 30,003,342 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) to be filed pursuant to the Securities Exchange Act of 1934 with the Securities and Exchange Commission within 120 days of December 31, 2011 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Annual Report on Form 10-K, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to the following: changes in Medicare and other medical payment levels, our ability to open care centers, acquire additional care centers and integrate and operate these care centers effectively, changes in or our failure to comply with existing Federal and state laws or regulations or the inability to comply with new government regulations on a timely basis, competition in the home health industry, changes in the case mix of patients and payment methodologies, changes in estimates and judgments associated with critical accounting policies, our ability to maintain or establish new patient referral sources, our ability to attract and retain qualified personnel, changes in payments and covered services due to the economic downturn and deficit spending by Federal and state governments, future cost containment initiatives undertaken by third-party payors, our access to financing due to the volatility and disruption of the capital and credit markets, our ability to meet debt service requirements and comply with covenants in debt agreements, business disruptions due to natural disasters or acts of terrorism, our ability to integrate and manage our information systems, and changes in or developments with respect to any litigation or investigations relating to the Company, including the SEC investigation and the U.S. Department of Justice Civil Investigative Demands and various other matters, many of which are beyond our control.

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

Unless otherwise provided, “Amedisys,” “we,” “us,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries and when we refer to 2011, 2010 and 2009, we mean the twelve month period then ended December 31, unless otherwise provided.

A copy of this Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC, including all exhibits, is available on our internet website at http://www.amedisys.com on the “Investors” page under the “SEC Filings” link.

PART I

ITEM 1.   BUSINESS

Overview

Amedisys, Inc. (NASDAQ: AMED) is a leading health care company focused on bringing home the continuum of care. We deliver personalized health care services to patients and their families, in the comfort of patients’ homes, with approximately 11 million visits per year.

Our mission is to help lead the patient-centered revolution by providing state-of-the-art, innovative health care at home. This means rethinking how America views aging and health issues related to growing older. It requires a monumental shift, from different providers managing one disease at a time in a vacuum, to managing a patient’s disease process – through communication, technology, care transition and education – from the very beginning of one disease to subsequent age-related illnesses through the end of life.

We believe we are well-positioned to provide this comprehensive, patient-centered care and have a nationwide care network and the technological capability to link patients, doctors, pharmacists and caregivers – improving patient outcomes, reducing costs and keeping our loved ones where they want to be, at home, enjoying life.

Our chronic care management programs and innovative technology infrastructure enable us to deliver quality care based upon the latest evidence-based best practices. We are a recognized innovator, being one of the first in the industry to equip our clinicians with point-of-care laptop technology and our referring physicians with an internet portal that enables seamless real-time coordination of patient care. We also have one of the industry’s first nationwide Care Transitions program. Our Care Transitions is designed to reduce unnecessary hospital readmissions through patient and caregiver health coaching and care coordination, which starts in the hospital and continues through completion of the patient’s home health plan of care.

As of December 31, 2011, we owned and operated 440 Medicare-certified home health care centers, 87 Medicare-certified hospice care centers and two hospice inpatient units in 41 states within the United States, the District of Columbia and Puerto Rico. The following is our geographic footprint including the number of home health and hospice care centers by state:

Our services are primarily paid for by Medicare due to the age demographics of our patient base (average age 81). Medicare represented approximately 85%, 86%, and 88% of our net service revenue in 2011, 2010 and 2009, respectively. We are working to diversify our sources of payment by contracting with an increasing number of managed care providers. In 2011, we became an in-network home healthcare provider for 71 managed care plans across 24 states, which included three national agreements, and a hospice care provider for 27 managed care plans across 12 states. We now have agreements with 240 managed care providers across the country and are focused on adding to our network.

We were originally incorporated in Louisiana in 1982 by William F. Borne, our founder, Chief Executive Officer and Chairman of the Board; transferred our operations to a Delaware corporation, which was incorporated in 1994; and became a publicly traded company in August of that year. Our common stock is currently traded on the NASDAQ Global Select Market under the trading symbol “AMED”.

Home Health Care:

There is no place like home to provide a healing, relaxing environment when recovering from an illness, injury or surgical procedure. It is the place where family, friends and familiar surroundings make patients feel most comfortable and recover faster. The Medicare home health benefit is available to homebound patients who require ongoing intermittent skilled care. Our services are provided by highly trained and skilled home health care professionals dedicated to the care and comfort of our patients.

The Home Health Care Team includes:

•	Skilled Nursing

•	Nurse Practitioners

•	Home Health Aides

•	Physical Therapy

•	Occupational Therapy

•	Speech Therapy

•	Medical Social Workers

Our chronic care clinical programs incorporate evidence-based best practices for patients with chronic diseases. These programs incorporate national clinical standards and use patient education to empower patients and their caregivers with self care management skills. Our chronic care programs include programs for cardiovascular, respiratory, diabetes, behavioral health, rehabilitative and medical surgical conditions.

Hospice Care:

Hospice is a special form of care that is designed to provide comfort and support for those who are facing a terminal illness. It is a compassionate form of care that promotes dignity and affirms quality of life for the patient, family members and other loved-ones.

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

Vision, Mission and Strategy

Our Vision: To be the premier home health and hospice care company in the communities we service.

Our Mission: To provide cost-efficient, quality health care services to the patients entrusted to our care.

Our Strategy: To focus on clinical excellence, operational excellence, and differentiated growth.

Clinical Excellence

Deliver high quality patient outcomes. We believe the clinical outcomes we have achieved for our home health patients are among the best in the industry. This can be seen in quality data collected and reported by the Centers for Medicare and Medicaid Services (“CMS”), which shows that for the twelve month period ending September 2011 we met or exceeded all of the measurement categories in the footprint we serve and 6 out of the 8 measurement categories when compared to the national average.

Effective October 2012, Medicare will impose a financial penalty upon hospitals that have excessive rates of patient readmissions within 30 days from hospital discharge. We believe this new regulation provides significant opportunities for us and other post-acute providers who can demonstrate the ability to reduce or maintain patient acute care hospital readmission rates at or below an acceptable level. We are working to take advantage of this opportunity by striving to further improve the quality of care we provide, as well as implementing disease management programs designed to be responsive to the needs of patients served by the hospitals we call upon, so as to expand our business by garnering more referrals from hospitals.

Deploy best-in-class technology to better coordinate and standardize care for our patients across the continuum. Amedisys was one of the first in the home health services industry to adopt technology to provide better, more efficient care for patients, including telemonitoring and a laptop point-of-care (POC) system that enable us to provide a uniform standard of high quality care. Amedisys was also one of the first to design a method of communicating electronically with patients’ supervising physicians to provide seamless, real-time access to patient data (MercuryDoc).

Provide evidence-based clinical care programs with an industry-leading high-skilled clinical team. Amedisys has led, and intends to continue to lead, the industry in clinical care and we believe our team members are some of the best in the industry at delivering care to our patients. We were one of the first home health care companies to:

–	Develop and bring to market a multidisciplinary approach to fall prevention with our Balanced for Life™ program;

–	Design evidence-based advanced chronic care management programs for cardiovascular, respiratory, diabetes, behavioral health, rehabilitative and medical-surgical conditions; and

–	Design and launch a national hospital care transitions and readmission reduction program (called “Care Transitions”).

Operational Excellence

Proven, cost-efficient operating model. Our size allows us to take advantage of certain economies of scale in billing, accounting, marketing, training, purchasing and information technologies. We have developed an operating model that we believe provides a successful balance between the roles and responsibilities undertaken by our care centers and the roles and responsibilities undertaken by our consolidated corporate operations. We have deployed standardized clinical programs and believe this initiative has improved our quality of care and risk management systems and helps us actively manage clinical compliance across all of our home health care centers.

Integrated technology and management systems. We have invested significant time and resources to improve our information technology and real-time management and monitoring capabilities. For example, we have developed and deployed POC laptop devices, developed and deployed a proprietary, Windows™-based clinical software system and implemented an electronic physician communication system (MercuryDoc), which together are used to collect assessment data, schedule and log patient visits, communicate with our patients’ physicians regarding plans of care and monitor treatments and outcomes in accordance with established medical standards. We believe that our investments in technology have helped us achieve operating efficiencies, enhance our internal financial and compliance controls, and—most importantly—improve the quality of care we provide to our patients, permitting our patients to achieve better outcomes more rapidly than before.

Best in class operational infrastructure. At the care center level, we have strived to develop a cost-efficient operating model and are currently working towards sharing resources amongst our care centers that are located within a reasonable proximity to one another to further improve our operating model. We manage all patient care and utilization on a real-time basis from both a clinical and financial perspective through a system of exception reporting. At the corporate level, our geographic focus and investment in infrastructure and information systems enable us to leverage regional and senior management resources. Initial integration activities include converting care centers to our information systems and implementing standardized operational and clinical processes. We believe that we have developed a financial and clinical infrastructure that will allow us the scalability needed to grow our home health and hospice operations.

Differentiated Growth

Emphasize internal growth. We believe the rapidly growing population of aging Americans, particularly the baby boomer population currently ages 48 to 66, will create a significant need for home health and hospice providers to deliver cost-effective, quality health care for complex chronic conditions. We plan to target growth in markets in which we already have a significant market presence. We believe this strategy will offer more efficiencies as we look to share resources among our care centers that are located within a reasonable proximity to one another. We intend to focus on the internal growth of our episodic-based patient admissions by: continued development and deployment of our specialty programs, continued referral source communication enhancements, pursuing targeted start-ups, achieving clinical differentiation, and entering into new managed care contracts and health system and hospital partnerships.

Pursue strategic acquisition opportunities. We believe our focus on evidence-based, high quality health care, our strong infrastructure, including our people, processes and technology, as well as our financial strength provide us with a strategic advantage when assessing potential acquisitions. In evaluating strategic acquisitions, we strive to employ a disciplined strategy based on defined criteria, which include, but are not limited to, clinical excellence, high-quality service, a sound compliance track record, a strong referral base and a compatible payor mix. In addition to our pure acquisition strategy, we are currently pursuing partnerships or joint ventures with health systems and hospitals.

Our Employees

At January 31, 2012, we employed approximately 16,500 employees, consisting of approximately 12,800 home health care employees, 2,400 hospice care employees and 1,300 corporate and divisional support employees.

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

In addition to the items noted above, CMS added two new regulations that became effective April 1, 2011: (1) a face-to-face encounter requirement for home health and hospice services and (2) changes to the home health therapy assessment schedule, which require additional patient evaluations and certifications. As a condition for Medicare payment, the first new regulation mandates that prior to certifying a patient’s eligibility for the home health benefit, the certifying physician must document that he or she, or an allowed non-physician practitioner, has had a face-to-face encounter with the patient. The encounter must occur in the timeframe of 90 days prior to the start of care or 30 days after the start of care. Documentation regarding these encounters must be present on certifications. Under the second new regulation, CMS imposed additional therapy assessment requirements. An assessment by a professional qualified therapist must take place at least once every 30 days during a therapy patient’s course of treatment. Additionally, for those qualified patients that require greater than 13 or 19 therapy visits, a qualified therapist must perform the therapy service required, assess the patient, and measure and document potential effectiveness of additional visits. This requirement applies to each therapy discipline caring for the patient, and the assessment must be performed by each discipline close to, but no later than, the 13th and 19th visits. Management evaluates the potential for revenue adjustments as a result of these regulations and, when appropriate, provides allowances based upon the best available information.

Annually, the Medicare program base episodic rates are set through Federal legislation, as follows:

Period	Base episode payment
January 1, 2009 through December 31, 2009	$2,272
January 1, 2010 through December 31, 2010	2,313
January 1, 2011 through December 31, 2011	2,192
January 1, 2012 through December 31, 2012	2,139

Payments can be adjusted for: (a) an outlier payment if our patient’s care was unusually costly; (b) a low utilization payment adjustment (“LUPA”) if the number of visits during the episode was fewer than five; (c) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required (with various incremental adjustments made for additional visits, with larger payment increases associated with the sixth, fourteenth and twentieth visit thresholds); (e) the number of episodes of care provided to the patient (episodes three or greater are paid at higher rates compared to the first two episodes, even if the episodes of care are provided by different home health providers); (f) changes in the base episode payments established by the Medicare program; (g) adjustments to the base episode payments for case mix and geographic wages; and (h) recoveries of overpayments. In addition, Medicare can also make various adjustments to payments received if we are unable to produce appropriate billing documentation or acceptable authorizations.

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

Hospice Medicare

The Medicare hospice benefit is also available to Medicare-eligible patients with terminal illnesses, certified by a physician, where life expectancy is six months or less. Medicare rates are based on standard prospective rates for delivering care over a base 90-day or 60-day period (90-day episodes of care for the first two episodes and 60-day episodes of care for any subsequent episodes). Payments are based on daily rates for each day a beneficiary is enrolled in the hospice benefit. Rates are set based on specific levels of care, are adjusted by a wage index to reflect health care labor costs across the country and are established annually through Federal legislation. The levels of care are routine care, general inpatient care, continuous home care and respite care. For 2011, our Medicare routine care revenue accounted for approximately 99% of our total Medicare hospice service revenue and our average Medicare reimbursement was $142 per routine care day.

We bill Medicare for hospice services on a monthly basis and our payments are subject to two fixed annual caps, which are assessed on a provider number basis. Generally, each hospice care center has its own provider number. However, where we have created branch care centers to help our parent care centers serve a geographic location, the parent and branch may have the same provider number. The annual caps per patient, known as hospice caps, are calculated and published by the Medicare fiscal intermediary on an annual basis and cover the twelve month period from November 1 through October 31. The caps can be subject to annual and retroactive adjustments, which can cause providers to owe money back to Medicare if such caps are exceeded.

The two caps are detailed below:

•

Inpatient Cap. This cap limits the number of days of inpatient care (both respite and general) under a provider number to 20% of the total number of days of hospice care (both inpatient and in-home) furnished to all patients served. The daily payment rate for any inpatient days of service in excess of the cap amount is calculated at the routine home care rate, with excess amounts due back to Medicare; and

•

Overall Payment Cap. This cap is calculated by the Medicare fiscal intermediary at the end of each hospice cap period to determine the maximum allowable payments per provider number. On a monthly and quarterly basis, we estimate our potential cap exposure using information available for both inpatient day limits as well as per beneficiary cap amounts. The total cap amount for each provider is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory amount that is indexed for inflation. The per beneficiary cap amount was $24,528 for the twelve-month period ended October 31, 2011 and $23,875 for the twelve month period ended October 31, 2010. Any amounts received in excess of the beneficiary cap amount must be refunded to Medicare.

Our ability to stay within these limitations depends on a number of factors, each determined on a provider number basis, including the average length of stay and mix in level of care.

Effective April 1, 2011, CMS implemented its hospice regulation requiring that a hospice physician or nurse practitioner have a face-to-face encounter with hospice patients during the 30 day period prior to the 180th-day recertification (third benefit period) and each subsequent recertification, to gather clinical findings to determine continued eligibility for hospice care, and that the certifying hospice physician or nurse practitioner attest that such a visit took place. Management evaluates the potential for revenue adjustments due to these regulations and when appropriate provides allowances based upon the best available information.

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

•

Coding—Specified diagnosis codes are assigned to each of our patients based on their particular health condition and ailment (such as diabetes, coronary artery disease or congestive heart failure). Because coding regulations are complex and are subject to frequent change, we maintain controls surrounding our coding process. In order to reduce associated risk, we provide coding training for new care center directors and clinical managers; provide annual coding update training for care center directors and clinical managers; provide coding training during orientation for new employees; provide monthly specialized coding education; circulate a clinical operations quality newsletter; obtain outside expert coding instruction; utilize coding software in our POC system; and have automated coding edits based on pre-defined compliance metrics in our POC system.

•

Clinical Operations—Regulatory requirements allow patients to be admitted to home health care if they are considered homebound and require certain clinical services. These clinical services include: educating the patient about their disease; assessment and observation of disease status; delivery of clinical skills such as wound care; administration of injections or intravenous fluids; and management and evaluation of a patient’s plan of care. In order to help monitor and promote compliance with regulatory requirements, we complete audits of patient charts; we use risk forecasting methodologies; we administer survey guideline education; we hold recurrent homecare regulatory education; we utilize outside expert regulatory services; and we have a toll-free hotline to offer additional assistance.

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

•

Patient Recertification—In order to be recertified for an additional episode of care, a patient must continue to meet qualifying criteria and have a continuing medical need. This could be caused by changes to the patient’s medical regimen or by modified care protocols within the episode of care. The patient’s progress towards goals is evaluated prior to recertification. As with the initial episode of care, a recertification requires approval of the patient’s physician. Before any employee recommends recertification to a physician, we conduct a care center level, multidisciplinary care team conference. We also monitor centralized automated compliance recertification metrics to identify, monitor, and, where we deem appropriate, audit care centers that have relatively high recertification levels.

•

Compliance—The quality and reputation of our personnel and operations are critical to our success. We develop, implement and maintain ethics, compliance and quality improvement programs as a component of the centralized corporate services provided to our home health and hospice care centers. Our ethics and compliance program includes a Code of Ethical Business Conduct for our employees, officers, directors and affiliates and a process for reporting regulatory or ethical concerns to our Chief Compliance Officer through a confidential hotline, which is augmented by exit interviews of departing employees and monthly interviews with randomly-selected, current employees. We promote a culture of compliance within our company through persistent messages from our senior leadership concerning the necessity of strict compliance with legal requirements and company policies and procedures. We also employ a comprehensive compliance training program that includes mandatory compliance training and testing for all new employees upon hire and annually for all staff thereafter. In addition to our compliance training, we also conduct numerous proactive, compliance audits based on key risk metrics, which are conducted by clinical auditors who work for our Compliance Department.

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

Licensure, Certificates of Need (CON) and Permits of Approval (POA)

Home health and hospice care centers operate under licenses granted by the health authorities of their respective states. Additionally, certain states, including a number in which we operate, carefully restrict new entrants into the market based on demographic and/or competitive changes. In such states, expansion by existing providers or entry into the market by new providers is permitted only where a given amount of unmet need exists, resulting either from population increases or a reduction in competing providers. These states ration the availability of markets through a CON process, which is periodically evaluated. Currently, state health authorities in 17 states and the District of Columbia and Puerto Rico require a CON or, in the State of Arkansas, a POA, in order to establish and operate a home health care center, and state health authorities in 12 states and the District of Columbia and Puerto Rico require a CON to operate a hospice care center.

We operate home health care centers in the following CON states: Alabama, Alaska, Arkansas (POA), Georgia, Kentucky, Maryland, Mississippi, New Jersey, New York, North Carolina, South Carolina, Tennessee, Washington and West Virginia, as well as the District of Columbia and Puerto Rico. We provide hospice related services in the following CON states: Alabama, Maryland, North Carolina, Tennessee, Washington and West Virginia.

In every state where required, our locations possess a license and/or CON or POA issued by the state health authority that determines the local service areas for the home health or hospice care center. In general, the process for opening a home health or hospice care center begins by a provider submitting an application for licensure and certification to the state and Federal regulatory bodies, which is followed by a testing period of transmitting data from the applicant to CMS. Once this process is complete, the care center receives a provider agreement and corresponding number and can begin billing for services that it provides. For those states that require a CON or POA, the provider must also complete a separate application process before billing can commence. In addition, states with CON and POA laws place limits on the construction and acquisition of health care facilities and operations and the expansion of existing facilities and services. In these states, approvals are required for capital expenditures exceeding amounts above the prescribed thresholds.

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

Medicare Participation

Our care centers must comply with regulations promulgated by the United States Department of Health and Human Services in order to participate in the Medicare program and receive Medicare payments. Among other things, these regulations, known as “conditions of participation,” relate to the type of facility, its personnel and its standards of medical care, as well as its compliance with state and local laws and regulations. CMS has indicated that it will be revising the current home health conditions of participation but has not yet announced the publication date of such revisions.

CMS has engaged a number of third party firms, including Recovery Audit Contractors (“RACs”), Program Safeguard Contractors (“PSCs”), Zone Program Integrity Contractors (“ZPICs”) and Medicaid Integrity Contributors (“MICs”), to conduct extensive reviews of claims data and state and Federal government health care program laws and regulations applicable to companies that operate home health and hospice care centers. These audits evaluate the appropriateness of billings submitted for payment. In addition to identifying overpayments, audit contractors can refer suspected violations of law to government enforcement authorities.

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

ARRA’s numerous other changes to HIPAA have delayed effective dates and require the issuance of implementing regulations by HHS. On July 14, 2010, the HHS Office for Civil Rights (“OCR”) published proposed regulations designed to implement a number of changes called for by ARRA, but the proposed regulations have not yet been finalized. The changes to HIPAA enacted as part of ARRA reflect a Congressional intent that HIPAA’s privacy and security provisions be more strictly enforced. It is likely that these changes will stimulate increased enforcement activity and enhance the potential that health care providers will be subject to financial penalties for violations of HIPAA.

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

Patient Protection and Affordable Care Act

In March 2010, comprehensive health care reform legislation was signed into law in the United States through the passage of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively, “PPACA”). However, it is difficult to predict the full impact of PPACA due to the law’s complexity and current lack of full implementing regulations or interpretive guidance, as well our inability to foresee how CMS and other participants in the health care industry will respond to the choices available to them under the law. Many provisions in PPACA are scheduled to become effective over the next several years, but many of the implementing regulations for these statutory provisions have not yet been published. It is also possible that implementation of some or all of the PPACA’s provisions could be delayed or even blocked due to court challenges, and efforts to repeal or amend the law. PPACA makes a number of changes to Medicare payment rates and also calls for a rebasing of the home health payment system beginning in 2014 that will be phased in over a four-year period. These reimbursement changes are described in detail in Part II, Item 7, “Recent Developments.” PPACA also has established a number of new requirements impacting our business operations, and promises to give rise to other changes that could significantly impact our businesses in the future. See Part 1, Item IA, “Risk Factors,” “Risks Related to Laws and Government Regulations” for a more complete discussion of PPACA and the risks it presents to our businesses.

Our Competitors

There are few barriers to entry in the home health and hospice jurisdictions that do not require certificates of need or permits of approval. Our primary competition in these jurisdictions comes from local privately-owned and hospital-owned health care providers. We compete based on the availability of personnel, the quality of services, expertise of visiting staff, and, in certain instances, on the price of our services. In addition, we compete with a number of non-profit organizations that finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions that are unavailable to us.

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

Therefore, investors should look to the “Investor Relations” subpage of our web site for important and time-critical information. Visitors to our website can also register to receive automatic e-mail and other notifications alerting them when new information is made available on the “Investor Relations” subpage of our website. In addition, we make available on the Investor Relations subpage of our website (under the link “SEC filings”), free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as practicable after we electronically file such reports with the SEC. Further, copies of our Certificate of Incorporation and Bylaws, our Code of Ethical Business Conduct, our Corporate Governance Guidelines and the charters for the Audit, Compensation, Nominating and Corporate Governance and Quality of Care Committees of our Board are also available on the Investor Relations subpage of our website (under the link “Corporate Governance”).

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

Risks Related to Reimbursement

Because a high percentage of our revenue is derived from Medicare, reductions in Medicare rates, rate increases that do not cover cost increases and/or significant changes to the Medicare payment methodology or eligibility requirements could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Our net service revenue is primarily derived from Medicare, which accounted for 85%, 86% and 88% of our revenue during 2011, 2010 and 2009, respectively. Payments received from Medicare are subject to changes made through Federal legislation. These changes, as further detailed in Item 1, “Payment for Our Services,” can include changes to base episode payments and adjustments for home health services, changes to cap limits and per diem rates for hospice services and changes to Medicare eligibility requirements or changes designed to restrict utilization. When such changes are implemented, we must also modify our internal billing processes and procedures accordingly, which can require significant time and expense. Any similar changes, including retroactive adjustments, adopted in the future by CMS could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

CMS added two new regulations that became effective April 1, 2011: (1) a face-to-face encounter requirement for home health and hospice services and (2) changes to the home health therapy assessment schedule, which requires additional patient evaluations and certifications. As a condition for Medicare payment, the first new regulation mandates that prior to certifying a patient’s eligibility for the home health benefit, the certifying physician must document that he or she, or an allowed non-physician practitioner, has had a face-to-face encounter with the patient. The encounter must occur in the timeframe of 90 days prior to the start of care or 30 days after the start of care. Documentation regarding these encounters must be present on certifications. For the hospice face-to-face encounter requirement, a hospice physician or nurse practitioner must have a face-to-face encounter with the patient during the 30-day period prior to the 180th-day recertification (i.e., the third benefit period) and each subsequent recertification. Under the second new regulation, CMS imposed additional therapy assessment requirements. An assessment by a professional qualified therapist must take place at least once every 30 days during a therapy patient’s course of treatment. Additionally, for those qualified patients that require greater than 13 or 19 therapy visits, a qualified therapist must perform the therapy service required, assess the patient, and measure and document potential effectiveness of additional visits. This requirement applies to each therapy discipline caring for the patient, and the assessment must be performed by each discipline close to, but no later than, the 13th and 19th visits. These new face-to-face requirements may increase our costs associated with home health certifications and hospice recertifications, and may also impact utilization of home health and hospice services by Medicare beneficiaries. The new therapy assessment requirement similarly may increase our costs associated with the provision of home health therapy services and affect therapy utilization. These and other regulations implementing the provisions of the PPACA may similarly increase our costs, decrease our revenues, expose us to expanded liability or require us to revise the ways in which we conduct our business.

There are continuing efforts to reform governmental health care programs that could result in major changes in the health care delivery and reimbursement system on a national and state level, including changes directly impacting the reimbursement systems for our home health and hospice care centers. Though we cannot predict what, if any, reform proposals will be adopted, health care reform and legislation may have a material adverse effect on our business and our financial condition, results of operations and cash flows through decreasing payments made for our services. We could be affected adversely by the continuing efforts of governmental and private third party payors to contain health care costs. We cannot assure you that reimbursement payments under governmental and private third party payor programs, including Medicare supplemental insurance policies, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. These changes could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Our hospice operations are subject to two annual Medicare caps. If such caps were to be exceeded by any of our hospice providers, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

With respect to our hospice operations, overall payments made by Medicare to each provider number (generally corresponding to a hospice care center) are subject to an inpatient cap amount and an overall payment cap, which are calculated and published by the Medicare fiscal intermediary on an annual basis covering the period from November 1 through October 31. If payments received by any one of our hospice provider numbers exceeds either of these caps, we may be required to reimburse Medicare for payments received in excess of the caps, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

The economic downturn, any deepening of the economic downturn, continued deficit spending by the Federal government or state budget pressures may result in a reduction in payments and covered services.

Adverse developments in the United States could lead to a reduction in Federal government expenditures, including governmentally funded programs in which we participate, such as Medicare and Medicaid. In addition, if at any time the Federal government is not able to meet its debt payments unless the Federal debt ceiling is raised, and legislation increasing the debt ceiling is not enacted, the Federal government may stop or delay making payments on its obligations, including funding for government programs in which we participate, such as Medicare and Medicaid. Failure of the government to make payments under these programs could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Further, any failure by the United States Congress to complete the Federal budget process and fund government operations may result in a Federal government shutdown, potentially causing us to incur substantial costs without reimbursement under the Medicare program, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

Our non-Medicare revenue and profitability are affected by continuing efforts of third party payors to maintain or reduce costs of health care by lowering payment rates, narrowing the scope of covered services, increasing case management review of services and negotiating pricing. There can be no assurance that third party payors will make timely payments for our services, and there is no assurance that we will continue to maintain our current payor or revenue mix. We are continuing our efforts to develop our non-Medicare sources of revenue and any changes in payment levels from current or future third party payors could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Risks Related to Laws and Government Regulations

We are the subject of a number of inquiries by the Federal government, any of which could result in substantial penalties against us.

We are the subject of a number of inquiries by the Federal government. On May 12, 2010, the United States Senate Committee on Finance (the “Senate Finance Committee”) launched an inquiry of us and the other major publicly traded home health corporations, relating to our policies and practices regarding home therapy visits and therapy utilization trends. On October 3, 2011, the Senate Finance Committee publicly issued a report titled “Staff Report on Home Health and the Medicare Therapy Threshold,” which recommended that CMS “must move toward taking therapy out of the payment model.” Following the initiation of the Senate Finance Committee inquiry, we, as well as the other major publicly traded home health care companies, received a notice of formal investigation from the SEC accompanied by a subpoena for documents relating to the matters under review by the United States Senate Committee on Finance and other matters involving our operations. We also received Civil Investigative Demands (“CIDs”) issued by the U.S. Department of Justice pursuant to the Federal False Claims Act, requiring the delivery of a wide range of documents and information relating to our clinical and business operations, including reimbursement and billing claims submitted to Medicare for home health services, and related compliance activities. Subsequently, the Company and certain current and former employees have received CIDs for testimony. We are cooperating with these investigations and are responding to these requests. However, we cannot predict when these investigations will be resolved, the outcome of these investigations or their impact on our business. An adverse outcome in these investigations could include the commencement of civil and/or criminal proceedings, substantial fines, penalties and/or administrative remedies, including the loss of the right to participate in the Medicare program. In addition, resolution of these matters could involve the imposition of additional and costly compliance obligations. Finally, if these investigations continue over a long period of time, they could divert the attention of management from the day-to-day operations of our business and impose significant administrative burdens on us. These potential consequences, as well as any adverse outcome from these investigations or other investigations initiated by the government at any time, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Pending civil litigation could have a material adverse effect on the Company.

We and certain of our current and former directors, senior executives and other employees are defendants in a Federal securities class action, an ERISA class action and a shareholder derivative action. See Part IV, Item 15, “Note 9, Commitments and Contingencies” for a more detailed description of these proceedings. These actions remain in preliminary stages and it is not yet possible to assess their probable outcome or our potential liability, if any. We cannot provide any assurances that the legal and other costs associated with the defense of these actions, the amount of time required to be spent by management on these matters and the ultimate outcome of these actions will not have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Our insurance may not cover all of the costs associated with defending the pending Federal securities class action, ERISA class action and shareholder derivative action and the ongoing Federal government investigation, and any potential liability costs associated with such matters.

With respect to the pending securities and ERISA class actions, the shareholder derivative action and the ongoing Federal government investigations, we maintain directors’ and officers’ liability insurance that we believe should cover a portion of the legal costs and potential liability costs associated with certain of these matters. However, the insurance coverage does not extend to all of these expenditures, and the insurance limits may be insufficient even with respect to expenditures that would otherwise be covered. In addition, we may be obligated to indemnify (and advance legal expenses to) both current and former officers, employees and directors in connection with these matters. Furthermore, our insurance carriers may seek to deny coverage in some or all of these matters, in which case we may have to fund the indemnification amounts owed to such directors and officers ourselves. If our insurance coverage for any or some of these matters is denied or is not adequate, it may have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

Our industry is subject to extensive Federal and state laws and regulations. See Part I, Item 1, “Our Regulatory Environment” for additional information on such laws and regulations. Federal and state laws and regulations impact how we conduct our business, the services we offer and our interactions with patients, our employees and the public and impose certain requirements on us such as:

•	licensure and certification;

•	adequacy and quality of health care services;

•	qualifications of health care and support personnel;

•	quality and safety of medical equipment;

•	confidentiality, maintenance and security issues associated with medical records and claims processing;

•	relationships with physicians and other referral sources;

•	operating policies and procedures;

•	policies and procedures regarding employee relations;

•	addition of facilities and services;

•	billing for services;

•	requirements for utilization of services; and

•	reporting and maintaining records regarding adverse events.

These laws and regulations, and their interpretations, are subject to change. Changes in existing laws and regulations, or their interpretations, or the enactment of new laws or regulations could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows by:

•	increasing our administrative and other costs;

•	increasing or decreasing mandated services;

•	causing us to abandon business opportunities we might have otherwise pursued;

•	decreasing utilization of services;

•	forcing us to restructure our relationships with referral sources and providers; or

•	requiring us to implement additional or different programs and systems.

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

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. We also are subject to audits under various government programs, including the RAC, ZPIC, PSC and MIC programs, in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare program. Private pay sources also reserve the right to conduct audits. If billing errors are identified in the sample of reviewed claims, the billing error can be extrapolated to all claims filed which could result in a larger overpayment than originally identified in the sample of reviewed claims. Our costs to respond to and defend reviews, audits and investigations may be significant and could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Moreover, an adverse review, audit or investigation could result in:

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

If a care center fails to comply with the conditions of participation in the Medicare program, that care center could be terminated from the Medicare program.

Each of our care centers must comply with required conditions of participation in the Medicare program. If we fail to meet the conditions of participation at a care center, we may receive a notice of deficiency from the applicable state surveyor. If that care center then fails to institute an acceptable plan of correction to remediate the deficiency within the correction period provided by the state surveyor, that care center could be terminated from the Medicare program. Any termination of one or more of our care centers from the Medicare program for failure to satisfy the program’s conditions of participation could have a material adverse effect on our business and reputation and consolidated financial condition, results of operations and cash flows. CMS has announced that it is currently revising the Medicare conditions of participation for home health care centers across the industry, with an unknown publication date. We do not know at this time what effect the revisions will have on our operations, and there can be no assurances that the revisions will not have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

We are subject to Federal and state laws that govern our financial relationships with physicians and other health care providers, including potential or current referral sources.

We are required to comply with Federal and state laws, generally referred to as “anti-kickback laws,” that prohibit certain direct and indirect payments or other financial arrangements between health care providers that are designed to encourage the referral of patients to a particular provider for medical services. In addition to these anti-kickback laws, the Federal government has enacted specific legislation, commonly known as the “Stark Law,” that prohibits certain financial relationships, specifically including ownership interests and compensation arrangements, between physicians (and the immediate family members of physicians) and providers of designated health services, such as home health care centers, to whom the physicians refer patients. Some of these same financial relationships are also subject to additional regulation by states. Although we believe we have structured our relationships with physicians and other potential referral sources to comply with these laws where applicable we cannot assure you that courts or regulatory agencies will not interpret state and Federal anti-kickback laws and/or the Stark Law and similar state laws regulating relationships between health care providers and physicians in ways that will adversely implicate our practices. Violations of these laws could lead to criminal or civil fines or other sanctions, including denials of government program reimbursement or even exclusion from participation in governmental health care programs that could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

PPACA makes a number of changes to Medicare payment rates and also calls for a rebasing of the home health payment system beginning in 2014 that will be phased in over a four-year period. These reimbursement changes are described in detail in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations: Recent Developments.”

CMS added two new regulations that became effective April 1, 2011: (1) a face-to-face encounter requirement for home health and hospice services and (2) changes to the home health therapy assessment schedule, which requires additional patient evaluations and certifications. As a condition for Medicare payment, the first new regulation mandates that prior to certifying a patient’s eligibility for the home health benefit, the certifying physician must document that he or she, or an allowed non-physician practitioner, has had a face-to-face encounter with the patient. The encounter must occur in the timeframe of 90 days prior to the start of care or 30 days after the start of care. Documentation regarding these encounters must be present on certifications. For the hospice face-to-face encounter requirement, a hospice physician or nurse practitioner must have a face-to-face encounter with the patient during the 30-day period prior to the 180th-day recertification (i.e., the third benefit period) and each subsequent recertification. Under the second new regulation, CMS imposed additional therapy assessment requirements. An assessment by a professional qualified therapist must take place at least once every 30 days during a therapy patient’s course of treatment. Additionally, for those qualified patients that require greater than 13 or 19 therapy visits, a qualified therapist must perform the therapy service required, assess the patient, and measure and document potential effectiveness of additional visits. This requirement applies to each therapy discipline caring for the patient, and the assessment must be performed by each discipline close to, but no later than, the 13th and 19th visits. These new face-to-face requirements may increase our costs associated with home health certifications and hospice recertifications, and may also impact utilization of home health and hospice services by Medicare beneficiaries. The new therapy assessment requirement similarly may increase our costs associated with the provision of home health therapy services and affect therapy utilization. These and other regulations implementing the provisions of the PPACA may similarly increase our costs, decrease our revenues, expose us to expanded liability or require us to revise the ways in which we conduct our business.

PPACA also calls for a number of other changes to be made over time that will likely have a significant impact upon the health care delivery system. For example, PPACA mandates creation of a home health value-based purchasing program, the development of quality measures, and decreases in home health reimbursement rates, including rebasing, as further described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations: Recent Developments.” In addition, PPACA requires the Secretary of Health and Human Services to test different models for delivery of care, some of which will involve home health services. It also requires the Secretary to establish a national pilot program for integrated care for patients with certain conditions, bundling payment for acute hospital care, physician services, outpatient hospital services (including emergency department services) and post-acute care services, which would include home health. In advance of the national pilot program, the newly created

CMS Innovation Center is launching the Bundled Payments for Care Improvement initiative designed to encourage doctors, hospitals and other health care providers, including home health providers, to work together to better coordinate care for patients both when they are in the hospital and after they are discharged. In October 2011 CMS published final accountable care organization (“ACO”) regulations establishing a shared savings program to facilitate coordination and cooperation among providers to improve the quality of care for Medicare fee-for-service beneficiaries and reduce unnecessary costs. PPACA further directs the Secretary to conduct a study to evaluate cost and quality of care among efficient home health care centers and specifically focusing on access to care and treating Medicare beneficiaries with varying severity levels of illness, and provide a report to Congress no later than March 1, 2014. At this time, it is not possible to predict with any certainty how these initiatives will be implemented and what impact they may have on our business.

In addition, various health care reform proposals similar to the Federal reforms described above have also emerged at the state level, including in several states which we operate. Moreover, in January 2011, the Medicare Payment Advisory Commission voted to recommend to Congress it make additional changes to the home health payment system noting that such recommendations may include further payment reductions and/or a beneficiary copayment obligation. We cannot predict with certainty what health care initiatives, if any, will be implemented at the state level, or what the ultimate effect of Federal health care reform or any future legislation or regulation may have on us or on our business and consolidated financial condition, results of operations and cash flows.

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

Risks Related to our Growth Strategies

We may not succeed in our efforts to evolve from a traditional home health and hospice care company to a company focused on bringing home a continuum of care whereby we play a key role in managing our patients’ age-related disease processes from onset through the end of life. If this strategy is not successful, our financial performance could be adversely affected.

Our long-term strategy is to evolve from a traditional home health and hospice care company to a company focused on bringing home a continuum of care to better serve the needs of our nation’s seniors and diversify our sources of payment so as to become less reliant upon Medicare. To this end, we are working to develop or acquire new business lines that will complement our existing home care and hospice business and help seniors manage their health more effectively and stay in their homes longer. We are also working to develop or acquire new business lines that are focused on managing our patients’ age-related disease processes from onset through the end of life. These new business lines will focus on expanding the range of health care services provided within patients’ homes, including through utilization of house call physician or nurse practitioners and developing technology that assists with coordinating patient care, developing new care transition processes and promoting patient education. Developing or acquiring new lines of business can be time consuming and expensive, and there can be no assurance that our efforts in these areas will ultimately be successful. Further, the development or acquisition of new lines of business requires significant attention from our management team, and if events occur that distract our management’s attention and resources, our business performance could be negatively impacted. In addition, we may expend significant resources to acquire or develop and introduce new business lines that are ultimately not accepted by patients, payors or referral sources for multiple reasons, including, but not limited to, a failure to successfully market the new business lines to patients, payors and referral sources, competition from existing and new competitors and a failure to introduce new business lines in a timely manner. These results could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Our internal growth strategies depend on our ability to maintain and build upon our market positions in geographic areas where we currently have a significant market presence. If our internal growth strategies are unsuccessful, or if we are not able to maintain and build upon our market presence in our leading markets, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

We have made a decision to emphasize internal growth by maintaining and building upon our market positions in geographic areas where we currently have a significant market presence. This will likely involve sharing resources among geographically proximate care centers, the continued development and deployment of our specialty programs, continued referral source communication enhancements, opening targeted start-up care centers in existing leading markets and entering into relationships or joint ventures with health systems and hospitals. If these strategies are unsuccessful or if we are unsuccessful in building upon our current leading market positions, this could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Further, in areas where we currently have a significant market presence, partnering or entering into joint ventures with health systems and hospitals is one way to increase that presence. We face competition for potential partnership and joint venture candidates, which may limit the number of partnership and joint venture opportunities available to us. Further, we may not be able to identify suitable partnership or joint venture opportunities in the future or any such opportunities, if identified, may not be consummated on favorable terms, if at all. Without successful partnerships or joint ventures in markets where we already have a significant market presence, our future growth rates could decline. In addition, any future partnerships or joint ventures, if consummated, may not be successful in achieving further growth and market penetration.

Our external growth strategies depend on our ability to pursue targeted acquisition opportunities. If such opportunities are not available on favorable terms, or if we are not able to successfully integrate newly-acquired care centers into our existing operations, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

As part of our external growth strategies, we will continue to pursue the acquisition of care centers, or assets of care centers, in targeted markets. We cannot guarantee that we will be able to identify, negotiate and complete suitable acquisition opportunities on favorable terms. We also face competition for acquisition candidates. Further, pursuing acquisitions could strain our resources, including management, information systems, regulatory compliance, logistics and other controls. This could require us to incur expenses for hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding our information technology infrastructure. Additionally, acquisitions involve significant risks and uncertainties, including difficulties in recouping partial episode payments and other types of misdirected payments for services from the previous owners; difficulties integrating acquired personnel and business practices into our business; the potential loss of key employees, referral sources or patients of acquired care centers; the delay in payments associated with change in ownership, control and the internal process of the Medicare fiscal intermediary; and the assumption of liabilities and exposure to unforeseen liabilities of acquired care centers. We may not be able to fully integrate the operations of the acquired businesses with our current business structure in an efficient and cost-effective manner. The failure to effectively integrate any of these businesses could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

A component of our internal growth strategies is opening targeted start-up care centers. If we are not able to open start-up care centers, integrate them into our existing operations and operate them effectively, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected. Further, start-up care centers can be delayed from opening in a timely manner due to processing of regulatory approvals, which delay could impact the success of our growth strategies.

One of our growth strategies is to open care centers in existing and new targeted markets. However, our ability to open start-up care centers will depend on several factors, including our ability to:

•	obtain locations for care centers in markets where need exists;

•	identify and hire a sufficient number of appropriately trained professionals; and

•	obtain adequate financing to fund growth.

Further, there can be delays associated with opening a start-up care center. These delays are the result of processing delays with the state regulatory bodies as well as processing delays by the associated fiscal intermediaries that serve as billing liaisons between the care center and CMS. In order to initiate operations at a start-up care center we must submit the necessary applications along with the required documentation to the appropriate state and Federal regulatory bodies. However, CMS has issued a memorandum which prioritizes the initial surveys for new Medicare providers as lowest priority for the state regulatory bodies. Moreover, depending on state requirements, the fiscal intermediary may need to receive the state license before the approval process can move forward. Once the necessary application and documentation has been submitted to the state and Federal regulatory bodies, there is a testing period of transmitting data from the applicant to CMS. Once complete, the care center receives a provider agreement and corresponding number and can begin billing. If we are unable to obtain regulatory approval for our start-up care centers in a timely manner, such delays could impact the success of our growth strategies and could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

State efforts to regulate the establishment or expansion of health care providers could impair our ability to expand our operations.

Some states require health care providers (including skilled nursing facilities, hospice care centers, home health care centers and assisted living facilities) to obtain prior approval, known as a CON or POA, in order to commence operations. See Part I, Item 1, “Our Regulatory Environment” for additional information on CONs and POAs. If we are not able to obtain such approvals, our ability to expand our operations could be impaired, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Federal regulation may impair our ability to consummate acquisitions or open new care centers.

Changes in Federal laws or regulations may materially adversely impact our ability to acquire care centers or open new start-up care centers. For example, PPACA authorized CMS to impose temporary moratoria on the enrollment of new Medicare providers, if deemed necessary to combat fraud, waste or abuse under government programs. The moratoria on new enrollments may be applied to categories of providers or to specific geographic regions. If a moratorium is imposed on the enrollment of new home health or hospice providers in a geographic area we desire to service, it could have a material impact on our ability to open new care centers. Additionally, CMS recently adopted and amended a regulation known as the “36 Month Rule” that is applicable to home health care center acquisitions. Subject to certain exceptions, the 36 Month Rule prohibits buyers of certain home health care centers – those that either enrolled in Medicare or underwent a change in majority ownership fewer than 36 months prior to the acquisition – from assuming the Medicare billing privileges of the acquired care center. These changes in Federal laws and regulations, and similar future changes, may further increase competition for acquisition targets and could have a material detrimental impact on our acquisition strategy.

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

There are few barriers to entry in home health markets that do not require a CON or POA. Our primary competition comes from local privately-owned and hospital-owned health care providers. We compete based on the availability of personnel; the quality of services, expertise of visiting staff; and in certain instances, on the price of our services. Increased competition in the future may limit our ability to maintain or increase our market share.

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

Managed care organizations and other third party payors continue to consolidate which enhances their ability to influence the delivery of health care services. Consequently, the health care needs of patients in the United States are increasingly served by a smaller number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers. Our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected if these organizations terminate us as a provider and/or engage our competitors as a preferred or exclusive provider. In addition, should private payors, including managed care payors, seek to negotiate additional discounted fee structures or the assumption by health care providers of all or a portion of the financial risk through prepaid capitation arrangements, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

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

If we are unable to provide consistently high quality of care, our business will be adversely impacted.

Providing quality patient care is the cornerstone of our business. Hospitals, physicians and other referral sources refer patients to us in large part because of the quality of care we provide. Clinical quality is becoming increasingly important within our industry. Effective October 2012, Medicare will impose a financial penalty upon hospitals that have excessive rates of patient readmissions within 30 days from hospital discharge. We believe this new regulation provides a competitive advantage to home health providers who can differentiate themselves based upon quality, particularly by achieving low patient acute care hospitalization readmission rates and by implementing disease management programs designed to be responsive to the needs of patients served by referring hospitals. We are focused intently upon improving our patient outcomes, particularly our patient acute care hospitalization readmission rates. If we should fail to attain our goals regarding acute care hospitalization readmission rates and other quality metrics, we expect our ability to generate referrals would be adversely impacted, which could have a material adverse effect upon our business and consolidated financial condition, results of operations and cash flows .

We may close additional underperforming care centers in the future.

During 2010 and 2011, we reviewed the performance of our portfolio of care centers. Our review considered the current financial performance, market penetration, forecasted market growth and current and future CMS payment revisions. As a result of this review we closed or consolidated a total of 146 care centers and ceased operations at another 49 unopened start-up centers. We incurred exit activity costs of $19.8 million in connection with these closures, including lease termination payments, relocation costs, severance costs and asset and intangible write-offs.

We will continue to monitor the performance of our existing care centers on an ongoing basis and anticipate that additional closures may from time to time occur in the future. We will incur costs and expenses with any additional closures, which may require us to book significant charges in future periods. While any such closures would be part of our efforts to improve our profitability, they would have a negative impact on our revenue and possibly our operating results over the short-term.

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

Our care centers also depend upon our information systems for accounting, billing, collections, risk management, quality assurance, human resources, payroll and other information. If we experience a reduction in the performance, reliability, or availability of our information systems, our operations and ability to produce timely and accurate reports could be materially adversely affected.

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

We believe we have all the necessary licenses from third parties to use technology and software that we do not own. A third party could, however, allege that we are infringing its rights and we may not be able to obtain licenses on commercially reasonable terms from the third party, if at all, or the third party may commence litigation against us. In addition, we may find it necessary to initiate litigation to protect our trade secrets, to enforce our intellectual property rights and to determine the scope and validity of any proprietary rights of others. Any such litigation, or the failure to obtain any necessary licenses or other rights, could materially and adversely affect our business.

Possible changes in the case mix of patients, as well as payor mix and payment methodologies, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Our revenue is determined by a number of factors, including our mix of patients and the rates of payment among payors. Changes in the case mix of our patients, payment methodologies or the payor mix among Medicare, Medicaid and private payors could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

A write off of a significant amount of intangible assets or long-lived assets could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

During the third and fourth quarter and of 2011, we determined that goodwill and other intangible assets related to our home health reporting unit were impaired and we recorded an estimated non-cash goodwill and other intangible assets impairment charge of $579.9 million for the home health reporting unit. In addition, a further significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in the need to perform an impairment analysis under Accounting Standard Codification (“ASC”) Topic 350 “Intangibles – Goodwill and Other” in future periods. If we were to conclude that a future write down of goodwill is necessary, then we would record the appropriate charge, which could result in material charges that are adverse to our consolidated financial condition and results of operations. See Note 5 – “Goodwill and Other Intangible Assets, Net” to our consolidated financial statements for additional information on the impairment.

Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was approximately $334.7 million as of December 31, 2011 and if we make additional acquisitions, it is likely that we will record additional intangible assets in our consolidated financial statements. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets of $198.6 million as of December 31, 2011, which we review both on a periodic basis as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination that a significant impairment in value of our unamortized intangible assets or long-lived assets occurs, such determination could require us to write off a substantial portion of our assets. A write off of these assets could have a material adverse effect on our business and consolidated financial condition and results of operations.

A shortage of qualified registered nursing staff and other clinicians, such as therapists, could materially impact our ability to attract, train and retain qualified personnel and could increase operating costs.

We compete for qualified personnel with other providers of home health and hospice services. Our ability to attract and retain clinicians depends on several factors, including our ability to provide these personnel with attractive assignments and competitive salaries and benefits. We cannot be assured we will succeed in any of these areas. In addition, there are shortages of qualified health care personnel in some of our markets. As a result, we may face higher costs of attracting clinicians and providing them with attractive benefit packages than we originally anticipated which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. In addition, if we expand our operations into geographic areas where health care providers historically have been unionized, or if any of our care center employees become unionized, being subject to a collective bargaining agreement may have a negative impact on our ability to timely and successfully recruit qualified personnel and may increase our operating costs. Generally, if we are unable to attract and retain clinicians, the quality of our services may decline and we could lose patients and referral sources, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

The services we offer involve an inherent risk of professional liability and related substantial damage awards. As of January 31, 2012, we had approximately 16,500 employees (12,800 home health, 2,400 hospice and 1,300 corporate employees). In addition, we employ direct care workers on a contractual basis to support our existing workforce. Due to the nature of our business, we, through our employees and caregivers who provide services on our behalf, may be the subject of medical malpractice claims. A court could find these individuals should be considered our agents, and, as a result, we could be held liable for their acts or omissions. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. While we maintain malpractice liability coverage that we believe is appropriate given the nature and breadth of our operations, any claims against us in excess of insurance limits, or multiple claims requiring us to pay deductibles could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

Our success depends upon the continued employment of members of our senior management team, including our Chairman and Chief Executive Officer, William F. Borne, our President and Chief Financial Officer, Ronald A. LaBorde, our Executive Vice President of Home Health and Hospice, Jim Robinson, our Chief Medical Officer, Dr. Michael O. Fleming, our Executive Vice President of Administration/Human Resources and Chief Information Officer, G. Patrick Thompson, Jr., our Chief Compliance Officer, Jeffrey D. Jeter, and our General Counsel and Secretary, David R. Bucey. The loss or departure of any one of these executives or key employees could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Our operations could be impacted by natural disasters.

The occurrence of natural disasters in the markets in which we operate could not only impact the day-to-day operations of our care centers, but could also disrupt our relationships with patients, employees and referral sources located in the affected areas and, in the case of our corporate office, our ability to provide administrative support services, including billing and collection services. In addition, any episode of care that is not completed due to the impact of a natural disaster will generally result in lower revenue for the episode. For example, our corporate office and a number of our care centers are located in the southeastern United States and the Gulf Coast Region, increasing our exposure to hurricanes. Future hurricanes or other natural disasters may have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

As of December 31, 2011, we had total outstanding indebtedness of approximately $145.4 million, comprised mainly of indebtedness incurred for acquisitions. Our level of indebtedness could have a material adverse effect on our business and consolidated financial position, results of operations and cash flows and impair our ability to fulfill other obligations in several ways, including:

•

it could require us to dedicate a portion of our cash flow from operations to payments on our indebtedness, which could reduce the availability of cash flow to fund acquisitions, start-ups, working capital, capital expenditures and other general corporate purposes;

•	it could limit our ability to borrow money or sell stock for working capital, capital expenditures, debt service requirements and other purposes;

•	it could limit our flexibility in planning for, and reacting to, changes in our industry or business;

•	it could make us more vulnerable to unfavorable economic or business conditions; and

•	it could limit our ability to make acquisitions or take advantage of other business opportunities.

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

The agreements governing our indebtedness (the “Debt Agreements”) contain restrictive covenants that require us to comply with or maintain certain financial covenants and ratios and restrict our ability to:

•	incur additional debt;

•	redeem or repurchase stock, pay dividends or make other distributions;

•	make certain investments;

•	create liens;

•	enter into transactions with affiliates;

•	make acquisitions;

•	enter into joint ventures;

•	merge or consolidate;

•	invest in foreign subsidiaries;

•	amend acquisition documents;

•	enter into certain swap agreements;

•	make certain restricted payments;

•	transfer, sell or leaseback assets; and

•	make fundamental changes in our corporate existence and principal business.

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

The activities of short sellers could reduce the price or prevent increases in the price of our common stock. “Short sale” is defined as the sale of stock by an investor that the investor does not own. Typically, investors who sell short believe the price of the stock will fall, and anticipate selling shares at a higher price than the purchase price at which they will buy the stock. As of December 31, 2011, investors held a short position of approximately 3.9 million shares of our common stock which represented 12.9% of our outstanding common stock. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline.

Sales of substantial amounts of our common stock or preferred stock, or the availability of those shares for future sale, could materially impact our stock price and limit our ability to raise capital.

The following table presents information about our outstanding common and preferred stock and our outstanding securities exercisable for or convertible into shares of common stock:

As of December 31, 2011
Common stock outstanding	30,328,549
Preferred stock outstanding	—
Common stock available under 2008 Omnibus Incentive Compensation Plan	915,646
Stock options outstanding and exercisable	268,007
Non-vested stock outstanding	568,850
Non-vested stock units outstanding	28,428

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

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Baton Rouge, Louisiana in an 110,000 square feet building that we own. As of December 31, 2011, we believe we have adequate space to accommodate our corporate staff located in the Baton Rouge area for the foreseeable future.

In addition to our corporate headquarters, we also lease facilities for our home health and hospice care centers and own one hospice inpatient unit and lease one hospice inpatient unit. Generally, these leases have an initial term of three years, but range from one to seven years. Most of these leases also contain an option to extend the lease period. The following table shows the location of our 440 Medicare-certified home health, 87 hospice care centers and two hospice inpatient units at December 31, 2011:

State	Home Health	Hospice	State	Home Health	Hospice
Alaska	1	—	Missouri	6	—
Alabama	30	7	New Jersey	2	2	*
Arkansas	6	—	New Mexico	1	—
Arizona	6	—	New York	5	—
California	10	—	New Hampshire	2	5	*
Colorado	2	—	North Carolina	8	4
Connecticut	4	1	Ohio	6	1
Delaware	2	—	Oklahoma	9	—
Florida	40	—	Oregon	4	1
Georgia	67	6	Pennsylvania	10	6
Idaho	2	1	Rhode Island	1	2
Iowa	1	—	South Carolina	19	9
Illinois	5	—	Tennessee	51	10
Indiana	10	2	Texas	17	1
Kansas	2	1	Virginia	22	1
Kentucky	25	—	Washington	1	1
Louisiana	12	4	West Virginia	12	5
Massachusetts	9	10	Wisconsin	2	—
Maine	2	5	Wyoming	3	3
Maryland	9	1	Washington, D.C.	1	—
Minnesota	1	—	Carolina, Puerto Rico	1	—

Mississippi	11	—	Total	440	89

*	Includes one hospice inpatient unit

ITEM 3. LEGAL PROCEEDINGS

See Part IV, Item 15, “Note 10, Commitments and Contingencies” for information concerning our legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock trades on the NASDAQ under the trading symbol “AMED.” The following table presents the range of high and low sales prices for our common stock for the periods indicated as reported on NASDAQ:

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2011:
First Quarter	$38.87	$30.26
Second Quarter	35.59	24.90
Third Quarter	27.76	12.64
Fourth Quarter	14.74	9.12

Year Ended December 31, 2010:
First Quarter	$62.72	$49.09
Second Quarter	64.28	42.21
Third Quarter	40.00	22.82
Fourth Quarter	34.40	22.93

As of February 23, 2012, there were approximately 557 holders of record of our common stock.

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

Purchases of Equity Securities

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended December 31, 2011:

Period	(a) Total Number of Share (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
October 1, 2011 to October 31, 2011	307		$13.84	—	$—
November 1, 2011 to November 30, 2011	—		$—	—	—
December 1, 2011 to December 31, 2011	264		$11.65	—	—

	571	(1)	12.82	—	—

(1)

Includes shares of common stock surrendered to us by certain employees to satisfy tax withholding obligations in connection with the vesting of non-vested stock previously awarded to such employees under our 2008 Omnibus Incentive Compensation Plan.

Stock Performance Graph

The Performance Graph below compares the cumulative total stockholder return on our common stock, $0.001 par value per share, for the five-year period ended December 31, 2011, with the cumulative total return on the NASDAQ composite index and an industry peer group over the same period (assuming the investment of $100 in our common stock, the NASDAQ composite index and the industry peer group) on December 31, 2006 and the reinvestment of dividends. The peer group we selected is comprised of: Gentiva Health, Inc. (“GTIV”), LHC Group, Inc. (“LHCG”) and Almost Family, Inc. (“AFAM”). The cumulative total stockholder return on the following graph is historical and is not necessarily indicative of future stock price performance. No cash dividends have been declared on our common stock.

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Amedisys, Inc.	$100.00	$147.61	$125.77	$147.86	$101.92	$33.19
NASDAQ Composite	$100.00	$110.26	$65.65	$95.19	$112.10	$110.81
Peer Group	$100.00	$93.35	$146.81	$134.79	$128.04	$44.51

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

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below is derived from our audited consolidated financial statements for the five-year period ended December 31, 2011, based on our continuing operations. The financial data for the years ended December 31, 2011, 2010 and 2009 should be read together with our consolidated financial statements and related notes included in Part IV, Item 15 “Exhibits and Financial Statement Schedules” and the information included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

	2011 (1)(2)(3)(4)	2010 (1)(2)(3)(5)	2009	2008 (6)(7)	2007 (8)(9)
	(Amounts in thousands, except per share data)
Income Statement Data:
Net service revenue	$1,470,358	$1,603,849	$1,484,376	$1,169,441	$692,152
Operating (loss) income from continuing operations	$(470,866)	$210,588	$238,114	$161,015	$98,060
Net (loss) income from continuing operations attributable to Amedisys, Inc.	$(375,499)	$122,925	$140,102	$89,084	$66,058
Net (Loss) income from continuing operations attributable to Amedisys, Inc per basic share	$(13.09)	$4.39	$5.15	$3.37	$2.56
Net (Loss) income from continuing operations attributable to Amedisys, Inc per diluted share	$(13.09)	$4.32	$5.05	$3.31	$2.51

(1)

During 2011 and 2010, we received CMS bonus payments as the result of a pay for performance demonstration which amounted to $4.7 million ($2.9 million, net of tax) and $3.6 million ($2.2 million, net of tax), respectively.

(2)

During 2011 and 2010, we incurred certain costs associated with the realignment of our operations and legal expenses related to the United States Senate Committee on Finance inquiry and SEC and DOJ investigations. These certain costs amounted to $10.1 million ($6.1 million, net of tax) and $9.6 million ($5.8 million, net of tax), respectively.

(3)

During 2011 and 2010, we incurred certain costs associated with our exit activities of $3.4 million ($2.0 million, net of tax) and $11.4 million ($7.0 million, net of tax), respectively (see Part IV, Item 15, “Note 13, Exit Activity” for further details).

(4)

During 2011, we recorded a $579.9 million charge ($438.4 million, net of tax) for the impairment of goodwill and other intangibles. We also released a valuation allowance related to specific deferred tax assets which amount to $1.9 million.

(5)	During 2010, we settled our Georgia indigent care liability for the years 2007 through 2009 for $3.7 million ($2.2 million, net of tax).
(6)

On March 26, 2008, we acquired 100% of the stock of TLC Health Care Services, Inc. (“TLC”), a privately-held provider of home nursing services with 92 home health and 11 hospice care centers located in 22 states and the District of Columbia, and on February 28, 2008, we acquired the stock of Family Home Health Care, Inc. and Comprehensive Home Healthcare Services, Inc. (“HMA”), a home health provider with 24 care centers in Tennessee and Kentucky. The results of these acquisitions have been included in our consolidated results as of the dates of purchase (see Part IV, Item 15, “Note 3, Acquisitions” for further details).

(7)

During 2008, certain TLC integration costs were incurred primarily for the payment of severance for TLC employees and for the conversion of the acquired TLC care centers to our operating systems, including our POC network. The costs were included in general and administrative expenses and amounted to $4.0 million ($2.4 million, net of tax) for 2008.

(8)

During the third quarter of 2007, a Chapter 7 Federal bankruptcy protection case for Alliance Home Health, Inc. (“Alliance”), one of our wholly owned subsidiaries concluded. As a result, the remaining $4.2 million of liabilities of Alliance were extinguished and we were not liable for any of these obligations.

(9)

During the third and fourth quarters of 2007, we acquired certain assets and certain liabilities of Integricare, Inc. (“Integricare”) a home health and hospice care service provider with 15 home health and nine hospice care centers in nine states. The results of Integricare have been included in our consolidated results as of the dates of the purchase.

	2011	2010	2009	2008	2007
	(Amounts in thousands)
Balance Sheet Data:
Total assets	$858,285	$1,299,863	$1,172,386	$1,070,303	$587,075
Total debt, including current portion	$145,439	$181,866	$215,153	$328,574	$24,040
Total Amedisys, Inc. stockholders’ equity	$518,868	$877,857	$735,166	$561,335	$446,971
Cash dividends declared per common share	$—	$—	$—	$—	$—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for 2011, 2010 and 2009. This discussion should be read in conjunction with our audited financial statements included in Part IV, Item 15, “Exhibits and Financial Statement Schedules” and Part I, Item 1, “Business” of this Annual Report on Form 10-K. The following analysis contains forward-looking statements about our future revenues, operating results and expectations. See “Special Caution Concerning Forward-Looking Statements” for a discussion of the risks, assumptions and uncertainties affecting these statements as well as Part I, Item 1A, “Risk Factors.”

Overview

We are a leading provider of high-quality, low-cost home health services to the chronic, co-morbid, aging American population with approximately 85%, 86%, and 88% of our revenue derived from Medicare for 2011, 2010 and 2009, respectively. During 2011, we had $1,470.3 million in net service revenue, recorded a net loss per diluted share of $(13.33) and had cash flow from operations of $141.6 million. During 2011, we recorded a $579.9 million impairment charge of goodwill and other intangibles as a result of the decline in our market capitalization and operating forecasts during 2011—see “Goodwill Impairment” below for additional information.

Our operations involve servicing patients through our two reportable business segments: home health and hospice. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgical procedure. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. As of December 31, 2011, we owned and operated 440 Medicare-certified home health care centers, 87 Medicare-certified hospice care centers and two hospice inpatient units in 41 states within the United States, the District of Columbia and Puerto Rico as detailed below:

	Owned and Operated Care Centers
	Home Health	Hospice
At December 31, 2009	521	65
Acquisitions	3	1
Start-ups	40	8
Closed/Consolidated	(78)	(7)

At December 31, 2010	486	67
Acquisitions	—	23
Start-ups	8	4
Closed/Consolidated	(54)	(7)

At December 31, 2011	440	87

During 2011 and 2010, we performed an extensive review of our portfolio of care centers which resulted in the closure and/or consolidation of several care centers. Our review considered the current financial performance, market penetration, forecasted market growth and current and future CMS payment revisions. As a result of these reviews, we consolidated certain care centers, closed certain care centers, and discontinued the startup process with certain care centers. The number of care centers impacted and the related costs are detailed below:

	2011 Exit Activities			2010 Exit Activities
	Home Health	Hospice	Total	Home Health	Hospice	Total
Number of care centers:
Consolidations	27	5	32	59	3	62
Closures	27	2	29	19	4	23
Unopened start-ups	2	—	2	41	6	47

Total	56	7	63	119	13	132

Exit activity costs (in millions):
Lease termination	$2.9	$0.1	$3.0	$9.7	$1.3	$11.0
Relocation costs	—	—	—	0.6	0.1	0.7
Severance	0.7	—	0.7	0.6	0.1	0.7
Asset and intangible write-off	1.1	0.4	1.5	2.1	0.1	2.2

Total	$4.7	$0.5	$5.2	$13.0	$1.6	$14.6

In accordance with applicable accounting guidance, the care centers which were closed in 2011 (27 operating home health care centers and two operating hospice care centers) and closed in 2010 (19 operating home health care centers and four operating hospice care centers) are presented as discontinued operations in our consolidated financial statements.

When we refer to “same store business,” we mean home health and hospice care centers that we have operated for at least the last twelve months; when we refer to “acquisitions,” we mean home health and hospice care centers that we acquired within the last twelve months; and when we refer to “start-ups,” we mean any home health or hospice care center opened by us in the last twelve months. Once a care center has been in operation for a twelve month period, the results for that particular care center are included as part of our same store business from that date forward. When we refer to episodic-based revenue, admissions, recertifications or completed episodes, we mean home health revenue, admissions, recertifications or completed episodes of care for those payors that pay on an episodic-basis, which includes Medicare and other insurance carriers including Medicare Advantage programs.

Goodwill Impairment

As of September 30, 2011, we concluded that impairment indicators existed including our decline in market capitalization, third quarter results and recent forecasts which prompted us to perform an interim impairment test. As a result of our preliminary assessment we recorded an estimated non-cash goodwill and other intangible assets impairment charge of $574.1 million during the third quarter of 2011. We finalized our interim impairment test of goodwill during the fourth quarter of 2011 and recorded an additional $5.8 million non-cash goodwill impairment charge. The final non-cash goodwill and other intangible assets impairment charge was $579.9 million. In addition, a further significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in the need to perform an impairment analysis under Accounting Standard Codification (“ASC”) Topic 350 “Intangibles – Goodwill and Other” in future periods. See Note 5 to our consolidated financial statements for additional information on the impairment charge.

Recent Developments

Executive Leadership

During 2011, we announced the departure of our former Chief Operating Officer and the transition of our Chief Financial Officer to the role of Executive Vice President and Treasurer in anticipation of his planned retirement during the first quarter of 2012. The responsibilities for the Company’s operations formerly overseen by the Chief Operating Officer have been assumed by our Chief Executive Officer, William F. Borne, and Ronald A. LaBorde, who has served as our Lead Director since February 2003 and as a member of our Board of Directors since 1997, has been appointed as President and Chief Financial Officer.

Governmental Inquiries and Investigations and Stockholder Litigation

See Note 10 to our consolidated financial statements for a discussion of the recent governmental inquiry, investigations and subsequent stockholder litigation we are involved in. No assurances can be given as to the timing or outcome of these items.

Health Care Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act of 2010 (“HCERA”), which amends the PPACA (collectively, the “Health Care Reform Bills”). The Health Care Reform Bills make a number of changes to Medicare payment rates, including the reinstatement of the 3% home health rural add-on, which began on April 1, 2010 (expiring January 1, 2016). The Health Care Reform Bills also include a systematic rebasing of the amount Centers for Medicare and Medicaid Services (“CMS”) reimburses for home health services, to be phased in over four years, beginning in 2014. We anticipate that many of the provisions of the Health Care Reform Bills may be subject to further clarification and modification through the rule-making process. It is uncertain at this time the effect that rebasing will have on our future results of operations or cash flows.

Face-to-Face and Therapy Requirements

In November 2010, CMS issued a rule which finalized two new regulations under the PPACA which ultimately were implemented April 1, 2011: (1) a face-to-face encounter requirement for home health and hospice services and (2) changes in the home health therapy assessment schedule. As a condition for Medicare payment, the PPACA mandates that prior to certifying a patient’s eligibility for the home health benefit, the certifying physician must document that he or she, or an allowed non-physician practitioner, has had a face-to-face encounter with the patient. The encounter must occur in the timeframe of 90 days prior to the start of care or 30 days after the start of care. Documentation regarding these encounters must be present on certifications.

The hospice regulation for the implementation of a PPACA provision requires that a hospice physician or nurse practitioner have a face-to-face encounter with hospice patients during the 30 day period prior to the 180th-day recertification (third benefit period) and each subsequent recertification, and that the certifying hospice physician attest that such a visit took place.

In addition, the rule imposed additional home health therapy assessment requirements. An assessment by a professional qualified therapist must take place at least once every 30 days during a therapy patient’s course of treatment. Additionally, for those qualified patients that require 13 or 19 therapy visits, a qualified therapist must perform the therapy service required, assess the patient, and measure and document the potential effectiveness of additional therapy visits. This requirement applies to each therapy discipline caring for the patient and the assessment must be performed by each discipline close to, but no later than, the 13th and 19th visits.

Payment

On October 31, 2011, CMS issued a final rule to update and revise Medicare home health rates for calendar year 2012. The final rule includes a 1.4% market basket increase which includes the 1% reduction mandated by the Health Care Reform Bills and a negative 3.79% nominal change in case-mix adjustment. The net effect of these changes decreases the base rate by 2.4% to $2,139. Based on our 2011 fourth quarter revenues, the decrease in the 2012 base rate would reduce home health revenue by approximately $30.0 million. The final rule also shifts case mix points from high case mix and high therapy episodes to low case mix and non-therapy episodes. The shift from high therapy episodes will also negatively impact our revenues in 2012 in addition to the base rate decrease. The reduction will be dependent upon our therapy mix at the time the new rule is effective. In addition, the final rule states that the Medicare home health rates for calendar year 2013 will include an additional negative 1.32% nominal change in case-mix adjustment.

In August 2011, CMS issued a final rule to update and revise the Medicare hospice wage index for fiscal year 2012. The final rule includes a 3.0% market basket update, a 0.1% increase for the updated wage index data and the third year of the 7-year phase out of the budget neutrality adjustment factor of 0.6%. The net effect of the final rule, effective October 1, 2011, increases the base rate for 2012 by 2.5%. Based on our 2011 revenues, the increase in the base rate would increase hospice revenue by approximately $5 million.

The failure of the 2011 Joint Select Committee to meet its Deficit Reduction goal will result in an automatic reduction to Medicare home health and hospice payments of 2% in 2013. These cuts in addition to the 1.32% discussed above will go into effect unless a new law is enacted that specifically addresses these cuts.

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

Results of Operations

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

During 2011 and 2010, we incurred certain costs associated with the realignment of operations and legal expenses related to the United States Senate Committee on Finance inquiry and SEC and DOJ investigation discussed in Note 10 to the consolidated financial statements and incurred costs associated with our exit activities as discussed in Note 13 to the consolidated financial statements. In addition during 2011, we recorded a $579.9 million impairment charge of goodwill and other intangibles as a result of the decline in our market capitalization and recent results and forecasts. During 2011 and 2010, we received bonus payments from CMS as the result of a pay for performance demonstration during those years. In addition, during 2010, we settled our Georgia indigent care liability for the years 2007 through 2009 for less than previously accrued.

The following details these items (amounts in millions, except per share data):

	CMS Bonus	GA Indigent Care liability	Goodwill and Other Intangibles Impairment Charge	Valuation Allowance Adjustment	Exit Activities	Certain Costs (1)	Total
For the Year-Ended December 31, 2011:

Net service revenue	$4.7	$—	$—	$—	$—	$—	$4.7
Operating expenses	—	—	(579.9)	—	(3.2)	(10.1)	(593.2)
Other income (expense)	—	—	—	—	(0.2)	—	(0.2)
Income tax benefit	(1.8)	—	141.5	1.9	1.4	4.0	147.0
(Loss) income from continuing operations	2.9	—	(438.4)	1.9	(2.0)	(6.1)	(441.7)
Discontinued operations, net of tax	—	—	—	—	(1.8)	—	(1.8)

Net (loss) income attributable to Amedisys, Inc.	$2.9	$—	$(438.4)	$1.9	$(3.8)	$(6.1)	$(443.5)

Diluted earnings per common share:
(Loss) income from continuing operations	$0.10	$—	$(15.25)	$0.07	$(0.07)	$(0.21)	$(15.36)
Discontinued operations, net of tax	—	—	—	—	(0.06)	—	(0.06)

Net (loss) income attributable to Amedisys, Inc.	$0.10	$—	$(15.25)	$0.07	$(0.13)	$(0.21)	$(15.42)

For the Year-Ended December 31, 2010:

Net service revenue	$3.6	$3.7	$—	$—	$—	$—	$7.3
Operating expenses	—	—	—	—	(11.4)	(7.8)	(19.2)
Other income (expense)	—	—	—	—	—	(1.8)	(1.8)
Income tax benefit	(1.4)	(1.5)	—	—	4.4	3.8	5.3
(Loss) income from continuing operations	2.2	2.2	—	—	(7.0)	(5.8)	(8.4)
Discontinued operations, net of tax	—	—	—	—	(1.3)	—	(1.3)

Net (loss) income attributable to Amedisys, Inc.	$2.2	$2.2	$—	$—	$(8.3)	$(5.8)	$(9.7)

Diluted earnings per common share:
(Loss) income from continuing operations	$0.08	$0.08	$—	$—	$(0.24)	$(0.21)	$(0.29)
Discontinued operations, net of tax	—	—	—	—	(0.05)	—	(0.05)

Net (loss) income attributable to Amedisys, Inc.	$0.08	$0.08	$—	$—	$(0.29)	$(0.21)	$(0.34)

(1)	Certain costs include acquisitions and related integration costs and legal expenses related to the United States Senate Committee on Finance inquiry and the SEC and DOJ investigations.

Consolidated

The following table summarizes our consolidated results of operations (amounts in millions):

	For the Years Ended December 31,
	2011	2010
Net service revenue	$1,470.3	$1,603.8
Gross margin	688.0	807.4
% of revenue	46.8%	50.3%
Other operating expenses	1,158.9	596.8
% of revenue	78.8%	37.2%

Operating (loss) income	(470.9)	210.6

Income tax benefit (expense)	103.4	(78.9)
Effective income tax rate	(21.6%)	39.0%

(Loss) income from continuing operations	(375.4)	123.6

Net loss from discontinued operations	(7.0)	(10.3)

Net (loss) income attributable to Amedisys, Inc.	$(382.5)	$112.6

Our operating income from continuing operations, excluding the $579.9 million goodwill and other intangibles impairment charge, declined $101.6 million from 2010. Approximately $70 million of the decrease resulted from the 2011 CMS rate cut impacting the home health division. In addition, our home health division experienced declines in episodic volumes and declines in revenue per episode in excess of the rate cut which further impacted our performance. We were able to partially mitigate this impact by a $24.1 million increase in operating income from our hospice division and a $51.0 million reduction in other operating expenses in our home health division during 2011. Approximately $34 million of the $51.0 million reduction in other operating expenses in our home health division relates to care centers we consolidated during 2010 or 2011. Our hospice division benefitted from the acquisition of Beacon Hospice, Inc. (“Beacon”) which added approximately $50 million in revenue. Additionally, we had an increase of $20.7 million in our corporate support functions primarily related to additional salary costs, depreciation and amortization, legal fees and growth in our corporate services related to our Beacon acquisition.

During 2011, we recorded a $579.9 million impairment charge of goodwill and other intangibles as a result of the decline in our market capitalization and forecasts during the third quarter. We recognized a deferred tax benefit of $141.5 million as a result of the impairment charges.

In addition to the $141.5 million deferred tax benefit discussed above, income tax expense included a one-time favorable adjustment of $1.9 million related to the release of a valuation allowance on specific deferred tax assets related to the utilization of state net operation losses during the third quarter of 2011.

Discontinued operations include the 29 and 23 operating care centers we closed in 2011 and 2010, respectively. Their results are detailed below (dollars in millions):

	$00.00	$00.00
	For the Years Ended December 31,
	2011	2010
Net revenues	$15.4	$30.5
(Loss) before income taxes	(11.4)	(16.9)
Income tax benefit	4.4	6.6

Discontinued operations, net of tax	$(7.0)	$(10.3)

Home Health Division

The following table summarizes our home health segment results from continuing operations:

	For the Years Ended December 31,
	2011			2010
	Same Store	Start-ups/ Acquisitions	Total	Same Store	Other (1)	Total
Financial Information (in millions):
Episodic-based revenue	$1,161.2	$17.3	$1,178.5	$1,354.0	$37.5	$1,391.5
Non-episodic revenue	72.8	1.3	74.1	70.8	2.9	73.7

Net service revenue	1,234.0	18.6	1,252.6	1,424.8	40.4	1,465.2
Same store episodic-based revenue growth (2)	(14%)

Cost of service	654.9	10.8	665.7	692.3	30.0	722.3

Gross margin	579.1	7.8	586.9	732.5	10.4	742.9
Other operating expenses excluding impairment charge (5)	308.6	8.3	316.9	326.9	41.0	367.9

Operating income before impairment charge (5)	$270.5	$(0.5)	$270.0	$405.6	$(30.6)	$375.0

Key Statistical Data:
Admissions:
Episodic-based	230,183	3,538	233,721	240,115	7,674	247,789
Non-episodic	42,354	761	43,115	38,276	1,610	39,886

Total admissions	272,537	4,299	276,836	278,391	9,284	287,675

Same store episodic-based admission growth (2)	(4%)

Recertifications:
Episodic-based	171,690	1,645	173,335	181,481	4,563	186,044
Non-episodic	17,282	158	17,440	18,117	333	18,450

Total recertifications	188,972	1,803	190,775	199,598	4,896	204,494

Same store episodic-based recertification growth (2)	(5%)

Completed Episodes:
Episodic-based	386,959	4,815	391,774	402,910	13,269	416,179

Visits:
Episodic-based	7,436,394	94,225	7,530,619	7,877,580	211,168	8,088,748
Non-episodic	791,823	13,051	804,874	780,284	30,074	810,358

Total visits	8,228,217	107,276	8,335,493	8,657,864	241,242	8,899,106

Cost per Visit	$79.59	$100.98	$79.87	$79.97	$124.20	$81.17

Average episodic-based revenue per completed episode (3)	$3,003	$3,126	$3,005	$3,315	$3,216	$3,312

Episodic-based visits per completed episode (4)	18.8	18.0	18.8	19.2	17.7	19.1

(1)	Care centers for the prior period which are not considered same store care centers (i.e. care centers consolidated in current or prior period or unopened startups).
(2)

Same store episodic-based revenue, admissions or recertifications growth is the percent increase (decrease) in our same store episodic-based revenue, admissions or recertifications for the period as a percent of the same store episodic-based revenue, admissions or recertifications of the prior period.

(3)	Average episodic-based revenue per completed episode is the average episodic-based revenue earned for each episodic-based completed episode of care.
(4)	Episodic-based visits per completed episode are the home health episodic-based visits on completed episodes divided by the home health episodic-based episodes completed during the period.
(5)

Other operating expenses and operating loss totaled $896.8 million and $309.9 million, respectively including the $579.9 million impairment charge of goodwill and other intangibles for the year ended December 31, 2011

Net Service Revenue

Our home health revenue is driven by the volume of admissions and recertifications and the revenue per episode on episodes completed and in progress. During 2011, we experienced significant declines in all of these revenue metrics which contributed to a $208.9 million decline in our home health net service revenue excluding the $3.7 million for the settlement of our Georgia indigent care liability we recognized during 2010. Approximately $70 million of the decline in revenue is due to the 5.2% CMS rate cut for 2011 and approximately $3.4 million is related to the 2012 CMS rate cut on our episodes in progress at December 31, 2011.

We experienced a decline in episodic-based admissions and recertifications during 2011, which accounted for approximately $65 million of the decline in same store episodic-based revenue and $89 million of the decline in total episodic-based revenue. We believe our admission volumes were negatively impacted by the CMS face-to-face requirements. While we cannot fully measure the impact of lower admissions due to the unwillingness of physicians to refer to home health as a result of this regulation, we do believe that it has impacted current admissions and it could impact future admissions. While our episodic recertifications as a percentage of completed episodes decreased less than 1%, we experienced a 5% decline in same store episodic-based recertifications. The primary reason for the decrease is the overall decline in our patient census driven by the decline in admission volumes.

Our revenue per episode decline of 9% has resulted in approximately a $125 million decrease in revenue with approximately $70 million as a result of the 5.2% CMS rate cut for 2011 with the remainder due to a reduction in therapy utilization and the impact of the new CMS therapy assessment regulations effective April 1, 2011. We performed approximately 64,000 therapy visits which became non-billable due to our failure to meet the requirements of the regulation resulting in an estimated $11 million reduction in revenue for 2011. This regulation was in effect for three quarters of 2011, but will be in effect for all of 2012. We expect this regulation to continue to have a negative impact in 2012; however, we expect continued improvement in our management of this regulation through continued training, process improvement and system enhancements.

Cost of Service, excluding Depreciation and Amortization

The decrease in cost of service is due to the decline in visit volume which corresponds to our decline in admission and recertification volume in 2011 and a decrease in our cost per visit. We performed approximately 564,000 fewer visits in 2011, which accounted for $45.7 million of the decrease. The remainder is due to the decline in cost per visit which is due primarily to our conversion of therapists to our pay per visit models, our focus on productivity and a decline in therapy visits. The factors that are expected to impact our 2012 cost per visit metric are wage inflation and any change in our mix of visits.

Other Operating Expenses

Our other operating expenses, excluding the goodwill and other intangibles impairment charge decreased $51.0 million primarily as a result of reductions in salaries and benefits, rent and bad debt expense. A significant portion of the reduction is due to the consolidation of 27 operating care centers during 2011.

Hospice Division

The following table summarizes our hospice segment results from continuing operations:

	For the Year Ended December 31,
	2011			2010
	Same Store	Start-ups/ Acquisitions	Total	Same Store	Other (1)	Total
Financial Information (in millions):
Medicare revenue	$151.6	$52.9	$204.5	$127.6	$3.4	$131.0
Non-Medicare revenue	10.0	3.2	13.2	7.4	0.2	7.6

Net service revenue	161.6	56.1	217.7	135.0	3.6	138.6
Same store Medicare revenue growth (2)	19%

Cost of service	83.5	33.1	116.6	70.2	3.9	74.1

Gross margin	78.1	23.0	101.1	64.8	(0.3)	64.5
Other operating expenses	30.9	13.9	44.8	28.3	4.0	32.3

Operating income	$47.2	$9.1	$56.3	$36.5	$(4.3)	$32.2

Key Statistical Data:
Hospice admits	12,203	3,686	15,889	10,903	372	11,275
Hospice days	1,200,201	331,764	1,531,965	1,007,364	26,196	1,033,560
Average daily census	3,288	909	4,197	2,760	72	2,832
Revenue per day	$134.66	$169.20	$142.14	$133.99	$137.61	$134.09
Cost of service per day	$69.36	$99.35	$75.85	$69.69	$147.04	$71.65
Average length of stay	91	78	88	88	80	88

(1)	Care centers for the prior period which are not considered same store care centers (i.e. care centers consolidated in current period or unopened startups).
(2)	Same store Medicare revenue growth is the percent increase in our same store Medicare revenue for the period as a percent of the same store Medicare revenue of the prior period.

Net Service Revenue

Our hospice revenue increased $79.1 million with $26.6 million from our same store care centers, $3.2 million from our start-up care centers and $52.9 million from our acquisitions, offset by a $3.6 million decrease from care centers we consolidated in 2010. Our Beacon acquisition added $49.6 million.

Hospice revenue is primarily impacted by average daily census, levels of care and payment rates. The increase in same store revenue is due to a 19.1% increase in average daily census over 2010. We have seen strong growth in our hospice operations over the past two years, and we expect this growth rate to moderate as the care centers mature. Our 2011 revenue includes an increase related to annual hospice rate increases effective October 1, 2010 and 2011, which were approximately 1.8% and 2.5%, respectively. Additionally, our 2011 hospice revenue is net of a $1.1 million hospice cap adjustment, which is down $0.6 million from 2010.

Cost of Service excluding Depreciation and Amortization

Our hospice cost of service increased $42.5 million due to acquisition of Beacon and the 19.1% increase in our same store average daily census. Our same store cost of service increased 18.9% which is comparable to our increase in our same store average daily census. Our hospice clinicians are generally paid on a salaried basis, and our care centers are staffed based on the average census of the care center.

Other Operating Expenses

Our other operating expenses have remained stable on a same store basis. The increase in total other operating expenses is due to our Beacon acquisition.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Consolidated

The following table summarized our consolidated results of operations (amounts in millions):

	2010	2009
Net service revenue	$1,603.8	$1,484.4
Gross margin	807.4	778.8
% of revenue	50.3%	52.5%
Other operating expenses	596.8	540.7
% of revenue	37.2%	36.4%

Operating income	210.6	238.1

Income tax (expense)	(78.9)	(88.9)
Effective income tax rate	39.0%	38.8%

Income from continuing operations	123.6	140.5

Discontinued operations, net of tax	(10.3)	(4.3)

Net income attributable to Amedisys, Inc.	$112.6	$135.8

Our operating income decreased $27.5 million from 2009 and includes $14.5 million associated with lease terminations and legal costs. Additionally, 2010 includes a $5.1 million reduction related to the 2011 CMS rate change for episodes in progress as of December 31, 2010.

Our other operating expenses have increased $56.1 million from 2009 due to an increase of $28.7 million in salaries and benefits for our field and corporate staff. Additionally, other operating expenses include $8.7 million and $5.8 million in lease terminations and legal costs, respectively. Depreciation and amortization added $5.8 million in additional costs from 2009 to 2010. The increase is primarily due to the development of computer software and the purchase of additional computers and POC tablets for our care centers. The increase includes the write-off of $2.0 million in intangible assets, primarily Medicare licenses, related to care centers we consolidated in 2010.

Discontinued operations include the 29 and 23 operating care centers we closed in 2011 and 2010, respectively. Their results for the years ended December 31, 2010 and 2009 are detailed below (dollars in millions):

	For the Years Ended December 31,
	2010	2009
Net revenues	$30.5	$29.1
(Loss) before income taxes	(16.9)	(7.0)
Income tax benefit	6.6	2.7

Discontinued operations, net of tax	$(10.3)	$(4.3)

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Home Health Division

The following table summarizes our home health segment results from continuing operations:

	For the Years Ended December 31,
	2010			2009
	Same Store	Start-ups/ Acquisitions	Total	Same Store	Other (1)	Total
Financial Information (in millions):
Episodic-based revenue	$1,344.6	$46.9	$1,391.5	$1,298.0	$16.8	$1,314.8
Non-episodic revenue	70.0	3.7	73.7	65.6	1.6	67.2

Net service revenue	1,414.6	50.6	1,465.2	1,363.6	18.4	1,382.0
Same store episodic-based revenue growth (2)	4%

Cost of service	691.6	30.7	722.3	639.1	13.5	652.6

Gross margin	723.0	19.9	742.9	724.5	4.9	729.4
Other operating expenses	338.0	29.9	367.9	311.1	17.9	329.0

Operating income (loss)	$385.0	$(10.0)	$375.0	$413.4	$(13.0)	$400.4

Key Statistical Data:
Admissions:
Episodic-based	237,506	10,283	247,789	223,775	2,885	226,660
Non-episodic	37,431	2,455	39,886	35,336	461	35,797

Total admissions	274,937	12,738	287,675	259,111	3,346	262,457

Same store episodic-based admission growth (2)	6%

Recertifications:
Episodic-based	181,502	4,542	186,044	198,683	2,228	200,911
Non-episodic	18,013	437	18,450	21,216	190	21,406

Total recertifications	199,515	4,979	204,494	219,899	2,418	222,317

Same store episodic-based recertification growth (2)	(9%)

Completed Episodes:
Episodic-based	402,948	13,231	416,179	398,293	5,421	403,714

Visits:
Episodic-based	7,842,310	246,438	8,088,748	7,632,390	89,992	7,722,382
Non-episodic	777,333	33,025	810,358	788,270	19,223	807,493

Total visits	8,619,643	279,463	8,899,106	8,420,660	109,215	8,529,875

Cost per Visit	$80.24	$109.91	$81.17	$75.91	$122.32	$76.51

Average episodic-based revenue per completed episode (3)	$3,317	$3,161	$3,312	$3,168	$3,131	$3,168

Episodic-based visits per completed episode (4)	19.2	17.2	19.1	18.5	17.3	18.5

(1)	Care centers for the prior period which are not considered same store care centers (i.e., care centers consolidated in current period or unopened startups).
(2)

Same store episodic-based revenue, admissions or recertifications growth is the percent increase (decrease) in our same store episodic-based revenue, admissions or recertifications for the period as a percent of the same store episodic-based revenue, admissions or recertifications of the prior period.

(3)	Average episodic-based revenue per completed episode is the average episodic-based revenue earned for each episodic-based completed episode of care.
(4)	Episodic-based visits per completed episode are the home health episodic-based visits on completed episodes divided by the home health episodic-based episodes completed during the period.

Net Service Revenue

Our home health revenue growth consisted of $51.0 million from our same store care centers, $29.2 million from our start-up care centers and $21.4 million from our acquisitions, which were offset by a decrease of $18.4 million from care centers we consolidated in 2010. Medicare revenue includes $3.6 million received from CMS for our participation in a pay for performance demonstration, $3.7 million for the settlement of our Georgia indigent care liability for years 2007 through 2009 and a $5.1 million reduction in revenue for the rate change on our episodes in progress at December 31, 2010. Excluding the CMS bonus payment and Georgia indigent care settlement, our total episodic-based revenue increased $69.4 million or 5%. The increase is related to a 4% increase in our revenue per episode and a 1% increase in our episode volume. The volume growth consisted of a 9% increase in admissions offset by an 8% decrease in recertifications.

Total episodic-based admissions increased approximately 9% primarily on growth in non-Medicare episodic-based admissions which increased 40% as we continue to benefit from our national agreement with Humana. Our Medicare revenue growth was 1% on a same store basis.

Our average episodic-based revenue per completed episode increased from $3,168 to $3,312 as a result of a 1.8% increase in our base rate effective January 1, 2010, a 3% increase in the base rate on rural episodes (approximately 25% of our episodes) completed subsequent to March 31, 2010, and continued deployment and growth in our therapy intensive specialty programs.

Cost of Service, excluding Depreciation and Amortization

Our home health cost of service increased $69.7 million due to an increase in visits of approximately 369,000 visits which accounted for $28.3 million of the increase with the remainder from the $4.66 increase in cost per visit. The increase in visits is due to the growth in the number of episodes as well as an increase in the number of visits per episode. The primary factors contributing to the increase in cost per visit were an increase in the percentage of total visits performed by therapists, an increase in the number of clinicians (the majority of which are therapists) that were being paid on a salary basis, and an increase in the ratio of clinical managers to patient census. During the third and fourth quarters of 2010, we began and substantially completed the conversion of salaried therapists to our pay per visit model.

Other Operating Expenses

Our other operating expenses increased $38.9 million with the primary drivers being salary and benefits and lease costs. The increase in salaries and benefits is due to additional resources added to care centers and acquisition and start-up activity. The increase is inclusive of $8.0 million in lease expense related to care centers we consolidated in 2010.

Hospice Division

The following table summarizes our hospice segment results from continuing operations:

	For the Year Ended December 31,
	2010			2009
	Same Store	Start-ups/ Acquisitions	Total	Same Store	Other (1)	Total
Financial Information (in millions):
Medicare revenue	$115.5	$15.5	$131.0	$95.9	$0.7	$96.6
Non-Medicare revenue	6.8	0.8	7.6	5.7	0.1	5.8

Net service revenue	122.3	16.3	138.6	101.6	0.8	102.4
Same store Medicare revenue growth (2)	20%

Cost of service	63.0	11.1	74.1	51.5	1.5	53.0

Gross margin	59.3	5.2	64.5	50.1	(0.7)	49.4
Other operating expenses	24.2	8.1	32.3	24.0	2.2	26.2

Operating income	$35.1	$(2.9)	$32.2	$26.1	$(2.9)	$23.2

Key Statistical Data:
Hospice admits	9,761	1,514	11,275	8,684	76	8,760
Hospice days	915,059	118,501	1,033,560	765,788	5,711	771,499
Average daily census	2,507	325	2,832	2,098	16	2,114
Revenue per day	$133.69	$137.16	$134.09	$132.75	$136.11	$132.77
Cost of service per day	$68.83	$93.42	$71.65	$67.31	$259.79	$68.73
Average length of stay	90	74	88	83	64	83

(1)	Care centers for the prior period which are not considered same store care centers (i.e. care centers consolidated in current period or unopened startups).
(2)	Same store Medicare revenue growth is the percent increase in our same store Medicare revenue for the period as a percent of the same store Medicare revenue of the prior period.

Net Service Revenue

Our hospice revenue growth consisted of $20.7 million from our same store care centers, $5.9 million from our start-up care centers and $10.4 million from our acquisitions offset by $0.8 million from care centers we consolidated in 2010. Hospice revenue is primarily impacted by average daily census, levels of care and payment rates. Overall, our average daily census increased from 2,114 in 2009 to 2,832 in 2010 with 2,507 of our census attributable to our same store care centers during 2010. Our 2010 revenue includes an increase related to annual hospice rate increases effective October 1, 2009 and October 1, 2010, which were approximately 1.4% and 1.8%, respectively. Additionally, our 2010 hospice revenue is net of a $1.7 million hospice cap adjustment, which is up $1.6 million from 2009.

Cost of Service excluding Depreciation and Amortization

Our hospice cost of service increased $21.1 million (39.8%) due to the 34% increase in our average daily census over 2009. Our hospice clinicians are generally paid on a salaried basis, and our care centers are staffed based on the average census of the care center.

Other Operating Expenses

Our other operating expenses increased $6.1 million from 2009 primarily due to a $4.3 million increase in salaries and benefits and a $1.8 million increase in lease expense, which is inclusive of $0.7 million related to care centers we consolidated in 2010. The increase in salaries and benefits is attributable to the 35% increase in net service revenue as we have seen significant growth in our average daily census, which required additional administrative resources.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Years Ended December 31,
	2011	2010	2009
Cash provided by operating activities	$141.6	$206.3	$247.7
Cash used in investing activities	(180.7)	(73.6)	(97.3)
Cash used in financing activities	(33.2)	(46.9)	(118.7)

Net (decrease) increase in cash and cash equivalents	(72.3)	85.8	31.7
Cash and cash equivalents at beginning of period	120.3	34.5	2.8

Cash and cash equivalents at end of period	$48.0	$120.3	$34.5

Cash provided by operating activities decreased $64.7 million during 2011 compared to 2010 primarily due to the reduction in reimbursement and a decline in operating performance as well as an increase in our days revenue outstanding. The recognition of the goodwill and intangible asset impairment charge of $579.9 million, which resulted in the net loss for the year, is a non-cash item and therefore had no impact on our cash flow from operations. Cash provided by operating activities decreased $41.4 million during 2010 compared to 2009, primarily as a result of changes in net income, patient accounts receivable, accounts payable and accrued expenses.

Cash used in investing activities increased $107.1 million during 2011 compared to 2010 due to our Beacon acquisition ($126.0 million) offset by a decrease in capital expenditures ($19.6 million). Cash used in investing activities decreased $23.7 million during 2010 compared to 2009 primarily due to the decrease in our acquisition activity during 2010 compared to 2009 offset by an increase in purchases of property plant and equipment in 2010 compared to 2009.

Cash used in financing activities decreased $13.7 million during 2011 compared to 2010 due to a decrease in the exercise of stock options, a decrease in repayments on our long-term obligations and the decrease in the repurchase of company stock. We decreased our outstanding long-term obligations net of borrowings by $36.5 million from December 31, 2010. Cash used in financing activities decreased $71.8 million during 2010 compared to 2009, primarily due to a decrease in draws and repayments on our revolving credit facility offset by $11.8 million in the repurchase of stock under our stock repurchase program.

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program; however, from time to time, we can and do obtain additional sources of liquidity through sales of our equity or by incurrence of additional indebtedness. As of December 31, 2011, we had $48.0 million in cash and cash equivalents and $231.3 million in availability under our $250.0 million Revolving Credit Facility.

During 2011, we spent $44.4 million in routine capital expenditures, which primarily included equipment and computer software and hardware. Our capital expenditures for 2012 are expected to be approximately $40 million. Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements over the next twelve months and into the foreseeable future.

Outstanding Patient Accounts Receivable

Our patient accounts receivable, net increased $6.6 million from 2010 to 2011 primarily due to the acquisition of Beacon which resulted in an increase of $13.8 million. Our cash collection as a percentage of revenue was 103.3% and 102.7% for 2011 and 2010, respectively. Our days revenue outstanding, net has increased by 2.5 days since 2010 primarily due to billing delays caused by the new face-to-face and functional assessment requirements.

Our patient accounts receivable includes unbilled receivables, which are aged based upon our initial service date. At December 31, 2011, the unbilled patient accounts receivable, as a percentage of gross patient accounts receivable, was 28.3%, or $48.8 million, compared to 28.3%, or $47.9 million, at December 31, 2010. We monitor unbilled receivables on a care center by care center basis to ensure that all efforts are made to bill claims within timely filing deadlines. The timely filing deadlines for Medicare is one year from the date the episode was completed and varies by state for Medicaid-reimbursable services and among insurance companies.

Our provision for estimated revenue adjustments (which is deducted from our service revenue to determine net service revenue) and provision for doubtful accounts were as follows for the periods indicated (in millions). We fully reserve for both our Medicare and other patient accounts receivable that are aged over 360 days.

	0000000	0000000
	For the Years Ended December 31,
	2011	2010
Provision for estimated revenue adjustments (1)	$12.1	$7.0
Provision for doubtful accounts (2)	13.7	19.2

Total	$25.8	$26.2

As a percent of revenue	1.8%	1.6%

(1)	Includes $0.3 million and $0.5 million from discontinued operations for the years ended December 31, 2011 and 2010, respectively.
(2)	Includes $0.2 million and $0.5 million from discontinued operations for the years ended December 31, 2011 and 2010, respectively.

The following schedules detail our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding, net):

	0-90	91-180	181-365	Over 365	Total
At December 31, 2011:
Medicare patient accounts receivable, net (1)	$87.8	$18.1	$2.3	$—	$108.2

Other patient accounts receivable:
Medicaid	12.3	2.9	1.2	0.3	16.7
Private	27.0	6.9	4.9	1.8	40.6

Total	$39.3	$9.8	$6.1	$2.1	$57.3

Allowance for doubtful accounts (2)					(17.4)

Non-Medicare patient accounts receivable, net					$39.9

Total patient accounts receivable, net					$148.1

Days revenue outstanding, net (3)					35.3

	0-90	91-180	181-365	Over 365	Total
At December 31, 2010:
Medicare patient accounts receivable, net (1)	$89.4	$16.4	$1.3	$—	$107.1

Other patient accounts receivable:
Medicaid	6.0	2.2	2.0	0.1	10.3
Private	27.2	9.9	7.0	1.0	45.1

Total	$33.2	$12.1	$9.0	$1.1	$55.4

Allowance for doubtful accounts (2)					(21.0)

Non-Medicare patient accounts receivable, net					$34.4

Total patient accounts receivable, net					$141.5

Days revenue outstanding, net (3)					32.8

(1)

The following table summarizes the activity and ending balances in our estimated revenue adjustments (amounts in millions), which is recorded to reduce our Medicare outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the Years Ended December 31,
	2011	2010
Balance at beginning of period	$6.5	$8.7
Provision for estimated revenue adjustments (a)	12.1	7.0
Write offs	(11.8)	(9.2)

Balance at end of period	$6.8	$6.5

(a)	Includes $0.3 million and $0.5 million from discontinued operations for the years ended December 31, 2011 and 2010, respectively.

Our estimated revenue adjustments were 5.9% and 5.7% of our outstanding Medicare patient accounts receivable at December 31, 2011 and 2010, respectively.

(2)

The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in millions), which is recorded to reduce only our Medicaid and private payer outstanding patient accounts receivable to their estimated net realizable value.

	For the Years Ended December 31,
	2011	2010
Balance at beginning of period	$21.0	$26.4
Provision for doubtful accounts (a)	13.7	19.2
Write offs	(17.3)	(24.6)

Balance at end of period	$17.4	$21.0

(a)	Includes $0.2 million and $0.5 million from discontinued operations for the years ended December 31, 2011 and 2010, respectively.

Our allowance for doubtful accounts was 30.5% and 37.8% of our outstanding Medicaid and Private patient accounts receivable at December 31, 2011 and 2010, respectively.

(3)

Our calculation of days revenue outsanding, net is derived by dividing our ending net patient accounts receivable (i.e., net of estimated revenue adjustments and allowance for doubtful accounts ) at December 31, 2011 and 2010 by our average daily net patient revenue for the three-month periods ended December 31, 2011 and 2010, respectively.

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

On May 26, 2011, we entered into a First Amendment to our $250.0 Million Revolving Credit Facility (the “First Amendment”). Under the terms of the First Amendment, (i) the financial covenant baskets relating to permitted “Investments in Joint Ventures” and “other Investments” were increased to give us greater flexibility, (ii) there was a non-substantive, clarifying amendment to the definition of “Permitted Acquisition” and (iii) certain other agreements, obligations and representations and warranties of the parties thereto were amended, modified and/or supplemented. In connection with the execution of the First Amendment, each existing guarantor under the Credit Agreement consented to the terms of the First Amendment.

Our weighted-average interest rate for our five year Term Loan was 1.0% and 1.1% for 2011 and 2010, respectively.

The Credit Agreement and the Note Purchase Agreement require us to meet two financial covenants which are calculated on a rolling four quarter basis. One is a total leverage ratio of debt to adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), which cannot exceed 2.5, and the second is a fixed charge coverage ratio of adjusted EBITDA plus rent expense to certain fixed charges (i.e. interest expense, required principal payments, capital expenditures, etc), which is required to be greater than 1.25. The Credit Agreement also contains customary covenants, including, but not limited to, restrictions on (a) incurrence of liens; (b) incurrence of additional debt; (c) sales of assets or other fundamental corporate changes; (d) investments; (e) declarations of dividends; and (f) capital expenditures. These covenants contain customary exclusions and baskets. As of December 31, 2011, our total leverage ratio (used to compute the margin and commitment fees, described above) was 1.0, our fixed charge coverage ratio was 1.7, and we were in compliance with the covenants associated with our long-term obligations.

As of December 31, 2011, our availability under our $250.0 million Revolving Credit Facility was $231.3 million as we had $18.7 million outstanding in letters of credit.

Promissory Notes

Our promissory notes outstanding of $7.9 million as of December 31, 2011 were generally issued for two-year periods in amounts between $0.3 million and $8.7 million and bear interest in a range of 2.32% to 7.25%. These promissory notes are primarily promissory notes issued in conjunction with our acquisitions for a portion of the purchase price and also include promissory notes issued for software licenses, unrelated to acquisitions.

	Payments due by period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term obligations	$145.4	$33.9	$76.5	$35.0	$—
Interest on long-term obligations (1)	14.7	6.6	7.5	0.6	—
Operating leases (2)	82.9	30.4	42.1	10.3	0.1
Purchase obligations	11.5	5.8	5.2	0.5	—
Medicare liabilities	4.6	4.6	—	—	—

	$259.1	$81.3	$131.3	$46.4	$0.1

(1)	Interest on debt with variable rates was calculated using the current rate of that particular debt instrument at December 31, 2011.
(2)	Operating lease obligations for our discontinued operation locations amounted to $3.8 million at December 31, 2011.

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

Revenue Recognition

We earn net service revenue through our home health and hospice care centers by providing a variety of services almost exclusively in the homes of our patients. This net service revenue is earned and billed either on an episode of care basis, on a per visit basis or on a daily basis depending upon the payment terms and conditions established with each payor for services provided. We refer to home health revenue earned and billed on a 60-day episode of care as episodic-based revenue.

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

Home Health Revenue Recognition

Medicare Revenue

Net service revenue is recorded under the Medicare prospective payment system (“PPS”) based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited to: (a) an outlier payment if our patient’s care was unusually costly (capped at 10% of total reimbursement per provider number); (b) a low utilization payment adjustment (“LUPA”) if the number of visits was fewer than five; (c) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required (with various incremental adjustments made for additional visits, with larger payment increases associated with the sixth, fourteenth and twentieth visit thresholds); (e) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (f) changes in the base episode payments established by the Medicare Program; (g) adjustments to the base episode payments for case mix and geographic wages; and (h) recoveries of overpayments.

In addition to the items noted above, CMS added two new regulations to PPS that became effective April 1, 2011: (1) a face-to-face encounter requirement, and (2) changes to the therapy assessment schedule, which require additional patient evaluations and certifications. As a condition for Medicare payment, the first new regulation mandates that prior to certifying a patient’s eligibility for the home health benefit, the certifying physician must document that he or she, or an allowed non-physician practitioner, has had a face-to-face encounter with the patient. The encounter must occur in the timeframe of 90 days prior to the start of care or 30 days after the start of care. Documentation regarding these encounters must be present on certifications. Under the second new regulation, CMS imposed additional therapy assessment requirements. An assessment by a professional qualified therapist must take place at least once every 30 days during a therapy patient’s course of treatment. Additionally, for those qualified patients that require greater than 13 or 19 therapy visits, a qualified therapist must perform the therapy service required, assess the patient, and measure and document potential effectiveness of additional visits. This requirement applies to each therapy discipline caring for the patient, and the assessment must be performed by each discipline close to, but no later than, the 13th and 19th visits. Management evaluates the potential for revenue adjustments as a result of these regulations and, when appropriate, provides allowances based upon the best available information.

We make adjustments to Medicare revenue on completed episodes to reflect differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We estimate the impact of such adjustments based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record this estimate during the period in which services are rendered as an estimated revenue adjustment and a corresponding reduction to patient accounts receivable. In addition, management evaluates the potential for revenue adjustments and, when appropriate, provides allowances based upon the best available information. Therefore, we believe that our reported net service revenue and patient accounts receivable will be the net amounts to be realized from Medicare for services rendered.

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of December 31, 2011 and 2010, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and, therefore, the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our consolidated balance sheets for such periods.

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

Hospice Revenue Recognition

Hospice Medicare Revenue

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily or hourly rates for each of the four levels of care we deliver. The four main levels of care we provide are routine care, general inpatient care, continuous home care and respite care. Routine care accounts for 99%, 99% and 98% of our total net Medicare hospice service revenue for the 2011, 2010 and 2009, respectively. We make adjustments to Medicare revenue for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes our historical collection rate on Medicare claims, and record it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable.

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap for each provider number, we monitor these caps and estimate amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in other accrued liabilities. We have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2009. For the cap years ended October 31, 2010 through October 31, 2012, we have $3.1 million recorded for estimated amounts due back to Medicare in other accrued liabilities as of December 31, 2011. For the cap years ended October 31, 2011 and 2010, we have $1.9 million recorded for estimated amounts due back to Medicare in other accrued liabilities as of December 31, 2010. As a result of our adjustments, we believe our revenue and patients accounts receivable are recorded at amounts that will be ultimately realized.

Effective April 1, 2011, CMS implemented its hospice regulation requiring that a hospice physician or nurse practitioner have a face-to-face encounter with hospice patients during the 30 day period prior to the 180th-day recertification (third benefit period) and each subsequent recertification, to gather clinical findings to determine continued eligibility for hospice care, and that the certifying hospice physician or nurse practitioner attest that such a visit took place. Management evaluates the potential for revenue adjustments due to these regulations and when appropriate provides allowances based upon the best available information.

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

We believe the credit risk associated with our Medicare accounts, which represent 73% and 76% of our net patient accounts receivable at December 31, 2011 and 2010, respectively, is limited due to (i) our historical collection rate of over 99% from Medicare and (ii) the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable, which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. During 2011, 2010 and 2009, we recorded $11.8 million, $6.5 million and $8.6 million, respectively, in estimated revenue adjustments to Medicare revenue, respectively.

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

We calculate the estimated fair value of our reporting units using discounted cash flows as well as a market approach that compares our reporting units’ earnings and revenue multiples to those of comparable public companies. To determine fair value we must make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about operations, in particular expected organic growth rates, future Medicare reimbursement rates, capital requirements and income taxes), long-term growth rates for determining terminal value, and discount rates. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in operating performance. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of all reporting units. Significant differences between these estimates and actual cash flows could result in additional impairment in future periods.

During the third quarter of 2011, indicators of potential impairment caused us to conduct an interim impairment test for goodwill and other intangible assets. The interim goodwill impairment test was finalized during the fourth quarter of 2011. We completed our interim impairment test of goodwill as of October 31, 2011 and recognized the following during the fiscal year 2011: a non-cash impairment charge of $570.8 million, a non-cash other intangible impairment charge of $9.1 million, and a deferred tax benefit of $141.5 million. See Note 5 – Goodwill and Other Intangible Assets, Net for additional information regarding our interim and annual impairment tests.

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

Income Taxes

We use the asset and liability approach for measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates. Our deferred tax calculation requires us to make certain estimates about future operations. Deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date. As of December 31, 2011 our net deferred tax asset was $56.9 million and as of 2010 our net deferred tax liability was $66.6 million.

We recorded a tax benefit of $141.5 million related to the $579.9 million estimated goodwill and other intangibles impairment charge recorded in the current quarter. The difference between the benefit recorded and the statutory rate of 35% is due to allocating the impairment of goodwill between deductible and non-deductible goodwill for tax purposes.

Management regularly assesses the ability to realize deferred tax assets recorded in the Company’s entities based upon the weight of available evidence, including such factors as the recent earnings history and expected future taxable income. During 2011, we released a valuation allowance on specific deferred tax assets after we had undertaken tax planning which will allow for the utilization of state net operating losses which may have otherwise expired. As a result, the income tax provision and the net loss attributable to Amedisys, Inc. for 2011 included a one-time favorable impact of $1.9 million. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, we could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in our effective tax rate.

New Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. The ASU is effective for fiscal years and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This allows companies to continue reporting reclassifications out of accumulated other comprehensive income as required before ASU 2011-05. ASU 2011-12 is effective as of the same date that ASU 2011-05 is adopted.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350) allowing an entity the option to first perform a qualitative assessment to determine whether it is necessary to perform the traditional two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of impairment loss to be recognized (if any). If, after performing the qualitative assessment, an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further impairment testing is necessary. Otherwise, it is necessary to perform the currently prescribed two-step goodwill impairment test. The qualitative assessment includes assessing relevant events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, relevant entity-specific events, events affecting a reporting unit or a sustained decrease in share price. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December  15, 2011, with early adoption permitted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility and Term Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our consolidated statements of operations and our consolidated statements of cash flows will be exposed to changes in interest rates. As of December 31, 2011, the total amount of outstanding debt subject to interest rate fluctuations was $37.5 million. A 1.0% interest rate change would cause interest expense to change by approximately $0.4 million annually.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2011, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2011, the end of the period covered by this Annual Report.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in

Internal Control—Integrated Framework, our management concluded our internal control over financial reporting was effective as of December 31, 2011.

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

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

Changes in Internal Controls

On January 1, 2011, the Company implemented two modules of a new enterprise resource planning system, PeopleSoft Financials and PeopleSoft Human Capital Management. This implementation was part of our focus on upgrading and enhancing our financial systems and was not in response to any internal control deficiencies. In connections with this system implementation, we updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business and accounting processes. We do not believe this implementation had an adverse affect on our internal controls over financial reporting.

There have been no other changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended December 31, 2011, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2011, the end of the period covered by this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Amedisys, Inc.:

We have audited Amedisys, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Amedisys, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Amedisys, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Amedisys, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP

Baton Rouge, Louisiana
February 28, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the 2012 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2011.

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

The information required by this item is incorporated by reference to the 2012 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2012 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2012 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the 2012 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDISYS, INC.

By:	/S/ WILLIAM F. BORNE
William F. Borne,
Chief Executive Officer and
Chairman of the Board

Date: February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/S/ WILLIAM F. BORNE	Chief Executive Officer and Chairman of the Board	February 28, 2012
William F. Borne	(Principal Executive Officer)

/S/ RONALD A. LABORDE	President, Chief Financial Officer and Member of the	February 28, 2012
Ronald A. LaBorde	Board (Principal Financial Officer)

/S/ SCOTT G. GINN	Senior Vice President of Accounting and Controller	February 28, 2012
Scott G. Ginn	(Principal Accounting Officer)

/S/ JAKE L. NETTERVILLE	Director	February 28, 2012
Jake L. Netterville

/S/ DAVID R. PITTS	Director	February 28, 2012
David R. Pitts

/S/ PETER F. RICCHIUTI	Director	February 28, 2012
Peter F. Ricchiuti

/S/ DONALD A. WASHBURN	Director	February 28, 2012
Donald A. Washburn

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Amedisys, Inc.:

We have audited the accompanying consolidated balance sheets of Amedisys, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amedisys, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Amedisys Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Baton Rouge, Louisiana
February 28, 2012

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	As of December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$48,004	$120,295
Patient accounts receivable, net of allowance for doubtful accounts of $17,438, and $20,977	148,061	141,549
Prepaid expenses	11,321	9,947
Other current assets	24,630	22,259

Total current assets	232,016	294,050
Property and equipment, net of accumulated depreciation of $94,266, and $78,074	148,536	138,554
Goodwill	334,695	791,412
Intangible assets, net of accumulated amortization of $20,611 and $17,135	50,067	53,393
Deferred tax asset	68,649	—
Other assets, net	24,322	22,454

Total assets	$858,285	$1,299,863

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$25,475	$20,663
Payroll and employee benefits	82,130	82,961
Accrued expenses	68,493	61,254
Current portion of long-term obligations	33,888	37,178
Current portion of deferred income taxes	11,748	14,285

Total current liabilities	221,734	216,341
Long-term obligations, less current portion	111,551	144,688
Deferred income taxes	—	52,286
Other long-term obligations	4,852	6,833

Total liabilities	338,137	420,148

Commitments and Contingencies—Note 10
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 31,017,363 and 29,867,701 shares issued; and 30,328,549 and 29,232,807 shares outstanding	30	29
Additional paid-in capital	432,390	407,156
Treasury stock at cost, 688,814 and 634,894 shares of common stock	(15,770)	(14,022)
Accumulated other comprehensive income	13	25
Retained earnings	102,205	484,669

Total Amedisys, Inc. stockholders’ equity	518,868	877,857
Noncontrolling interests	1,280	1,858

Total equity	520,148	879,715

Total liabilities and equity	$858,285	$1,299,863

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2011	2010	2009
Net service revenue	$1,470,358	$1,603,849	$1,484,376
Cost of service, excluding depreciation and amortization	782,348	796,389	705,617
General and administrative expenses:
Salaries and benefits	333,190	341,720	315,816
Non-cash compensation	8,292	10,634	7,848
Other	185,297	192,245	169,554
Provision for doubtful accounts	13,531	18,750	19,715
Depreciation and amortization	38,611	33,523	27,712
Goodwill and other intangibles impairment charge	579,955	—	—

Operating expenses	1,941,224	1,393,261	1,246,262

Operating (loss) income	(470,866)	210,588	238,114
Other (expense) income:
Interest income	231	435	213
Interest expense	(8,822)	(9,201)	(11,670)
Equity in earnings from equity investments	1,494	3,016	2,343
Miscellaneous, net	(840)	(2,297)	363

Total other expense, net	(7,937)	(8,047)	(8,751)

(Loss) income before income taxes	(478,803)	202,541	229,363
Income tax benefit (expense)	103,426	(78,923)	(88,875)

(Loss) income from continuing operations	(375,377)	123,618	140,488
Discontinued operations, net of tax	(6,965)	(10,345)	(4,265)

Net (loss) income	(382,342)	113,273	136,223
Net (income) attributable to noncontrolling interests	(122)	(693)	(386)

Net (loss) income attributable to Amedisys, Inc.	$(382,464)	$112,580	$135,837

Basic earnings per common share:
(Loss) income from continuing operations attributable to Amedisys, Inc. common stockholders	$(13.09)	$4.39	$5.15
Discontinued operations, net of tax	(0.24)	(0.37)	(0.16)

Net (loss) income attributable to Amedisys, Inc. common stockholders	$(13.33)	$4.02	$4.99

Weighted average shares outstanding	28,693	28,032	27,231

Diluted earnings per common share:
(Loss) income from continuing operations attributable to Amedisys, Inc. common stockholders	$(13.09)	$4.32	$5.05
Discontinued operations, net of tax	(0.24)	(0.37)	(0.16)

Net (loss) income attributable to Amedisys, Inc. common stockholders	$(13.33)	$3.95	$4.89

Weighted average shares outstanding	28,693	28,484	27,759

Amounts attributable to Amedisys, Inc. common stockholders:
(Loss) income from continuing operations	$(375,499)	$122,925	$140,102
Discontinued operations, net of tax	(6,965)	(10,345)	(4,265)

Net (loss) income	$(382,464)	$112,580	$135,837

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands, except common stock shares)

		Amedisys, Inc. Common Stockholders
							Accumulated
			Common Stock		Additional		Other
		Comprehensive			Paid-in	Treasury	Comprehensive	Retained	Noncontrolling
	Total	Income	Shares	Amount	Capital	Stock	Loss (Income)	Earnings	Interests
Balance, December 31, 2008	$562,118		27,083,231	$27	$326,120	$(617)	$(447)	$236,252	$783
Issuance of stock—employee stock purchase plan	5,342	—	179,272	—	5,342	—	—	—	—
Issuance of stock—401(k) plan	19,083	—	543,140	1	19,082	—	—	—	—
Exercise of stock options	3,772	—	227,887	—	3,772	—	—	—	—
Issuance of non-vested stock	—	—	157,644	—	—	—	—	—	—
Non-cash compensation	7,848	—	—	—	7,848	—	—	—	—
Tax benefit from stock option exercises	1,506	—	—	—	1,506	—	—	—	—
Surrendered shares	(118)	—	—	—	—	(118)	—	—	—
Comprehensive income:
Net income	136,223	135,837	—	—	—	—	—	135,837	386
Other comprehensive income:
Unrealized gain on deferred compensation plan assets	561	561	—	—	—	—	561	—	—

Comprehensive income	136,784	$136,398	—	—	—	—	—	—	386

Balance, December 31, 2009	736,335		28,191,174	28	363,670	(735)	114	372,089	1,169
Issuance of stock—employee stock purchase plan	6,204	—	188,089	—	6,204	—	—	—	—
Issuance of stock—401(k) plan	22,762	—	579,303	1	22,761	—	—	—	—
Exercise of stock options	1,501	—	118,220	—	1,501	—	—	—	—
Issuance of non-vested stock	—	—	156,021	—	—	—	—	—	—
Non-cash compensation	10,634	—	—	—	10,634	—	—	—	—
Tax benefit from stock option exercises	2,386	—	—	—	2,386	—	—	—	—
Surrendered shares	(1,491)	—	—	—	—	(1,491)	—	—	—
Shares repurchased	(11,796)	—	—	—	—	(11,796)	—	—	—
Acquired noncontrolling interests	300	—	—	—	—	—	—	—	300
Noncontrolling interest distribution	(304)	—	—	—	—	—	—	—	(304)
Comprehensive income:
Net income	113,273	112,580	—	—	—	—	—	112,580	693
Other comprehensive income:
Unrealized (loss) on deferred compensation plan assets	(89)	(89)	—	—	—	—	(89)	—	—

Comprehensive income	113,184	$112,491	—	—	—	—	—	—	693

Balance, December 31, 2010	879,715		29,232,807	29	407,156	(14,022)	25	484,669	1,858
Issuance of stock—employee stock purchase plan	5,149	—	242,789	—	5,149	—	—	—	—
Issuance of stock—401(k) plan	12,002	—	475,715	1	12,001	—	—	—	—
Exercise of stock options	245	—	7,336	—	245	—	—	—	—
Issuance of non-vested stock	—	—	369,902	—	—	—	—	—	—
Non-cash compensation	8,292	—	—	—	8,292	—	—	—	—
Tax benefit from stock option exercises	(453)	—	—	—	(453)	—	—	—	—
Surrendered shares	(1,748)	—	—	—	—	(1,748)	—	—	—
Noncontrolling interest distribution	(700)	—	—	—	—	—	—	—	(700)
Comprehensive (loss):
Net (loss) income	(382,342)	(382,464)	—	—	—	—	—	(382,464)	122
Other comprehensive (loss):
Unrealized (loss) on deferred compensation plan assets	(12)	(12)	—	—	—	—	(12)	—	—

Comprehensive (loss)	(382,354)	$(382,476)	—	—	—	—	—	—	122

Balance, December 31, 2011	$520,148		30,328,549	$30	$432,390	$(15,770)	$13	$102,205	$1,280

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net (loss) income	$(382,342)	$113,273	$136,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,559	34,589	28,312
Provision for doubtful accounts	13,708	19,214	20,178
Non-cash compensation	8,292	10,634	7,848
401(k) employer match	7,550	22,762	19,083
Loss on disposal of property and equipment	2,440	3,236	822
Deferred income taxes	(121,949)	25,927	21,547
Equity in earnings from equity investments	(1,494)	(3,016)	(2,343)
Amortization of deferred debt issuance costs	1,576	1,576	1,576
Return on equity investment	1,638	1,765	980
Goodwill and other intangibles impairment charge	579,955	—	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(6,526)	(10,494)	5,200
Other current assets	(2,033)	1,981	(14,996)
Other assets	(258)	(2,387)	2,327
Accounts payable	(1,521)	4,606	1,674
Accrued expenses	5,049	(17,813)	16,505
Other long-term obligations	(1,981)	420	2,723

Net cash provided by operating activities	141,663	206,273	247,659

Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	985	2,592	956
Proceeds from the sale of property and equipment	—	49	41
Purchases of deferred compensation plan assets	(545)	(1,089)	(3,107)
Purchases of property and equipment	(44,415)	(63,971)	(36,359)
Purchase of investment	(4,500)	(5,000)	—
Acquisitions of businesses, net of cash acquired	(132,235)	(3,821)	(53,572)
Acquisitions of reacquired franchise rights	—	(2,376)	(5,214)

Net cash (used in) investing activities	(180,710)	(73,616)	(97,255)

Cash Flows from Financing Activities:
Outstanding checks in excess of bank balance	—	—	(4,548)
Proceeds from issuance of stock upon exercise of stock options and warrants	245	1,501	3,772
Proceeds from issuance of stock to employee stock purchase plan	5,149	6,204	5,342
Tax benefit from stock option exercises	(453)	2,386	1,506
Non-controlling interest distribution	(700)	(304)	—
Proceeds from revolving line of credit	—	—	50,200
Repayments of revolving line of credit	—	—	(130,700)
Purchase of company stock	—	(11,796)	—
Principal payments of long-term obligations	(37,485)	(44,838)	(44,338)

Net cash (used in) financing activities	(33,244)	(46,847)	(118,766)

Net increase (decrease) in cash and cash equivalents	(72,291)	85,810	31,638
Cash and cash equivalents at beginning of period	120,295	34,485	2,847

Cash and cash equivalents at end of period	$48,004	$120,295	$34,485

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,340	$8,339	$10,339

Cash paid for income taxes, net of refunds received	$11,655	$50,765	$68,635

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
Notes payable issued for/assumed in acquisitions	$1,058	$750	$9,455

Notes payable issued for software licenses	$—	$10,801	$1,463

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

1. NATURE OF OPERATIONS AND CONSOLIDATION OF FINANCIAL STATEMENTS

Amedisys, Inc., a Delaware corporation, and its consolidated subsidiaries (“Amedisys,” “we,” “us,” or “our”) are a multi-state provider of home health and hospice services with approximately 85%, 86% and 88% of our revenue derived from Medicare for 2011, 2010 and 2009, respectively. As of December 31, 2011, we had 440 Medicare-certified home health care centers, 87 Medicare-certified hospice care centers and two hospice inpatient units in 41 states within the United States, the District of Columbia and Puerto Rico.

Use of Estimates

Our accounting and reporting policies conform with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). In preparing the consolidated financial statements, we are required to make estimates and assumptions that impact the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Reclassifications and Comparability

Certain reclassifications have been made to prior periods’ financial statements in order to conform to the current period’s presentation. As a result of our growth through acquisition and start-up activities and our care center mergers, our operating results may not be comparable for the periods that are presented.

During 2011 and 2010, management committed to exit 29 and 23 operating care centers, respectively. In accordance with applicable accounting guidance the results of operations for these care centers are presented in discontinued operations in our consolidated financial statements. See Note 4 for additional information regarding our discontinued operations.

Principles of Consolidation

These consolidated financial statements include the accounts of Amedisys, Inc., and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in our accompanying consolidated financial statements, and business combinations accounted for as purchases have been included in our consolidated financial statements from their respective dates of acquisition. In addition to our wholly owned subsidiaries, we also have certain equity investments that are accounted for as set forth below.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

We earn net service revenue through our home health and hospice care centers by providing a variety of services almost exclusively in the homes of our patients. This net service revenue is earned and billed either on an episode of care basis, on a per visit basis or on a daily basis depending upon the payment terms and conditions established with each payor for services provided. We refer to home health revenue earned and billed on a 60-day episode of care as episodic-based revenue.

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

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

Home Health Revenue Recognition

Medicare Revenue

Net service revenue is recorded under the Medicare prospective payment system (“PPS”) based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited to: (a) an outlier payment if our patient’s care was unusually costly (capped at 10% of total reimbursement per provider number); (b) a low utilization payment adjustment (“LUPA”) if the number of visits was fewer than five; (c) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required (with various incremental adjustments made for additional visits, with larger payment increases associated with the sixth, fourteenth and twentieth visit thresholds); (e) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (f) changes in the base episode payments established by the Medicare Program; (g) adjustments to the base episode payments for case mix and geographic wages; and (h) recoveries of overpayments.

In addition to the items noted above, the Centers for Medicare and Medicaid Services (“CMS”) added two new regulations to PPS that became effective April 1, 2011: (1) a face-to-face encounter requirement and (2) changes to the therapy assessment schedule, which require additional patient evaluations and certifications. As a condition for Medicare payment, the first new regulation mandates that prior to certifying a patient’s eligibility for the home health benefit, the certifying physician must document that he or she, or an allowed non-physician practitioner, has had a face-to-face encounter with the patient. The encounter must occur in the timeframe of 90 days prior to the start of care or 30 days after the start of care. Documentation regarding these encounters must be present on certifications. Under the second new regulation, CMS imposed additional therapy assessment requirements. An assessment by a professional qualified therapist must take place at least once every 30 days during a therapy patient’s course of treatment. Additionally, for those qualified patients that require greater than 13 or 19 therapy visits, a qualified therapist must perform the therapy service required, assess the patient, and measure and document potential effectiveness of additional visits. This requirement applies to each therapy discipline caring for the patient, and the assessment must be performed by each discipline close to, but no later than, the 13th and 19th visits. Management evaluates the potential for revenue adjustments as a result of these regulations and, when appropriate, provides allowances based upon the best available information.

We make adjustments to Medicare revenue on completed episodes to reflect differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We estimate the impact of such adjustments based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record this estimate during the period in which services are rendered as an estimated revenue adjustment and a corresponding reduction to patient accounts receivable. In addition, management evaluates the potential for revenue adjustments and, when appropriate, provides allowances based upon the best available information. Therefore, we believe that our reported net service revenue and patient accounts receivable will be the net amounts to be realized from Medicare for services rendered.

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of December 31, 2011 and 2010, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and, therefore, the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our consolidated balance sheets for such periods.

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

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

Hospice Revenue Recognition

Hospice Medicare Revenue

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily or hourly rates for each of the four levels of care we deliver. The four main levels of care we provide are routine care, general inpatient care, continuous home care and respite care. Routine care accounts for 99%, 99% and 98% of our total net Medicare hospice service revenue for the 2011, 2010 and 2009, respectively. We make adjustments to Medicare revenue for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes our historical collection rate on Medicare claims, and record it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable.

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap for each provider number, we monitor these caps and estimate amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in other accrued liabilities. We have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2009. For the Federal cap years ended October 31, 2010 through October 31, 2012, we have $3.1 million recorded for estimated amounts due back to Medicare in other accrued liabilities as of December 31, 2011. For the cap years ended October 31, 2011 and 2010, we have $1.9 million recorded for estimated amounts due back to Medicare in other accrued liabilities as of December 31, 2010. As a result of our adjustments, we believe our revenue and patients accounts receivable are recorded at amounts that will be ultimately realized.

Effective April 1, 2011, CMS implemented its hospice regulation requiring that a hospice physician or nurse practitioner have a face-to-face encounter with hospice patients during the 30 day period prior to the 180th-day recertification (third benefit period) and each subsequent recertification, to gather clinical findings to determine continued eligibility for hospice care, and that the certifying hospice physician or nurse practitioner attest that such a visit took place. Management evaluates the potential for revenue adjustments due to these regulations and when appropriate provides allowances based upon the best available information.

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

We believe the credit risk associated with our Medicare accounts, which represent 73% and 76% of our net patient accounts receivable at December 31, 2011 and 2010, respectively, is limited due to (i) our historical collection rate of over 99% from Medicare and (ii) the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable, which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. During 2011, 2010 and 2009, we recorded $11.8 million, $6.5 million and $8.6 million, respectively, in estimated revenue adjustments to Medicare revenue, respectively.

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

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

We generally provide for depreciation over the following estimated useful service lives; additionally, if there are indicators that certain assets may be potentially impaired, we will analyze such assets in accordance with U.S. GAAP.

Years
Building	39
Leasehold improvements	Lesser of life of lease or expected useful life
Equipment and furniture	3 to 7
Vehicles	5 to 10
Computer software	3 to 7

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

The following table summarizes the balances related to our property and equipment for 2011 and 2010 (amounts in millions):

	As of December 31,
	2011	2010
Land	$3.2	$3.2
Building and leasehold improvements	25.2	25.0
Equipment and furniture	117.3	100.6
Computer software	97.1	87.8

	242.8	216.6
Less: accumulated depreciation	(94.3)	(78.1)

	$148.5	$138.5

Depreciation expense for 2011, 2010 and 2009 was $34.4 million, $26.2 million and $23.8 million, respectively.

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

During the third quarter of 2011, indicators of potential impairment caused us to conduct an interim impairment test for goodwill and other intangible assets. The interim goodwill impairment test was finalized during the fourth quarter of 2011. We completed our annual impairment test of goodwill as of October 31, 2011. See Note 5—Goodwill and Other Intangible Assets, Net for additional information regarding our interim and annual impairment tests.

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

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

Debt Issuance Costs

We amortize deferred debt issuance costs related to our long-term obligations over its term through interest expense, unless the debt is extinguished, in which case unamortized balances are immediately expensed. We amortized $1.6 million, $1.6 million and $1.5 million in deferred debt issuance costs in 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, we had unamortized debt issuance costs of $2.2 million and $3.8 million respectively recorded as other assets in our accompanying consolidated balance sheets. The unamortized debt issuance costs of $2.2 million at December 31, 2011, will be amortized over a weighted-average amortization period of 1.6 years.

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

		Fair Value at Reporting Date Using
Financial Instrument	As of December 31, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations, excluding capital leases	$145.4	$—	$152.0	$—

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

Income Taxes

We use the asset and liability approach for measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates. Our deferred tax calculation requires us to make certain estimates about future operations. Deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date. As of December 31, 2011 our net deferred tax asset was $56.9 million and as of 2010 our net deferred tax liability was $66.6 million.

We recorded a tax benefit of $141.5 million related to the $579.9 million estimated goodwill and other intangibles impairment charge recorded in 2011. The difference between the benefit recorded and the statutory rate of 35% is due to allocating the impairment of goodwill between deductible and non-deductible goodwill for tax purposes.

Management regularly assesses the ability to realize deferred tax assets recorded in the Company’s entities based upon the weight of available evidence, including such factors as the recent earnings history and expected future taxable income. During 2011, we released a valuation allowance on specific deferred tax assets after we had undertaken tax planning which will allow for the utilization of state net operating losses which may have otherwise expired. As a result, the income tax provision and the net loss attributable to Amedisys, Inc. for 2011 included a one-time favorable impact of $1.9 million. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, we could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in our effective tax rate.

Share-Based Compensation

We record all share-based compensation as expense in the financial statements measured at the fair value of the award. We recognize compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the award. We reflect the excess tax benefits related to stock option exercises as financing cash flows. Share-based compensation expense for 2011, 2010 and 2009 was $8.3 million, $10.6 million and $7.8 million, respectively, and the total income tax benefit recognized for these expenses was $1.8 million, $4.1 million and $3.0 million, respectively.

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

Weighted-Average Shares Outstanding

Net (loss) income per share attributable to Amedisys, Inc. common stockholders, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The following table sets forth, for the periods indicated, shares used in our computation of the weighted-average shares outstanding, which are used to calculate our basic and diluted net (loss) income attributable to Amedisys, Inc. common stockholders (amounts in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Weighted average number of shares outstanding—basic	28,693	28,032	27,231
Effect of dilutive securities:
Stock Options	—	125	200
Warrants	—	—	—
Non-vested stock and stock units	—	327	328

Weighted average number of shares outstanding—diluted	28,693	28,484	27,759

Anti-dilutive securities	643	41	3

Advertising Costs

We expense advertising costs as incurred. Advertising expense for 2011, 2010 and 2009 was $4.7 million, $4.9 million and $4.9 million, respectively.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. The ASU is effective for fiscal years and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This allows companies to continue reporting reclassifications out of accumulated other comprehensive income as required before ASU 2011-05. ASU 2011-12 is effective as of the same date that ASU 2011-05 is adopted.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350) allowing an entity the option to first perform a qualitative assessment to determine whether it is necessary to perform the traditional two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of impairment loss to be recognized (if any). If, after performing the qualitative assessment, an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further impairment testing is necessary. Otherwise, it is necessary to perform the currently prescribed two-step impairment test. The qualitative assessment includes assessing relevant events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, relevant entity-specific events, events affecting a reporting unit or a sustained decrease in share price. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

3. ACQUISITIONS

We complete acquisitions from time to time in order to pursue our strategy of increasing our market presence by expanding our service base and enhancing our position in certain geographic areas as a leading provider of home health and hospice services. The purchase price paid for acquisitions is negotiated through arm’s length transactions, with consideration based on our analysis of, among other things, comparable acquisitions and expected cash flows for each transaction. Acquisitions are accounted for as purchases and are included in our consolidated financial statements from their respective acquisition dates. Goodwill generated from acquisitions is recognized for the excess of the purchase price over tangible and identifiable intangible assets because of the expected contributions of the acquisitions to our overall corporate strategy.

2011 Acquisitions

On June 7, 2011, we acquired Beacon Hospice, Inc. (“Beacon”) for a total purchase price of $126.0 million, net of cash acquired (subject to certain adjustments), of which $8.2 million was placed in escrow for indemnification purposes and working capital price adjustments. The purchase price was paid with cash on hand on the date of the transaction. Beacon owns and operates 22 hospice care centers and one inpatient unit servicing the states of Massachusetts, Maine, New Hampshire, Rhode Island and Connecticut. In connection with the acquisition, we recorded goodwill ($110.4 million), other intangibles ($10.0 million) and other assets and liabilities, net ($5.6 million). Approximately $51.0 million of the $110.4 million recorded as goodwill is expected to be deductible for income tax purposes over approximately 15 years.

On November 1, 2011, we acquired Hospice of Hackensack University Medical Center (“Hackensack Hospice”) for a total purchase price of $4.0 million. The purchase price was paid with cash on hand on the date of the transaction. Hackensack Hospice owns and operates one hospice care center and one inpatient unit servicing the state of New Jersey. In connection with the acquisition, we recorded substantially the entire purchase price as goodwill ($3.7 million) and other intangibles ($0.3 million).

The following table contains unaudited pro forma condensed consolidated statement of operations information assuming that the Beacon and Hackensack Hospice transactions closed on January 1, 2010, for the years ended December 31, 2011 and 2010 (amounts in millions, except per share data):

	2011	2010
Net service revenue	$1,504.7	$1,684.9
Operating (loss) income	(468.2)	218.3
Net (loss) income	(381.8)	115.3
Basic (loss) earnings per share	$(13.30)	$4.11
Diluted (loss) earnings per share	$(13.30)	$4.05

Beacon’s revenue and net income included in our consolidated statement of operations from the acquisition date through December 31, 2011 is $49.6 million and $11.7 million, respectively. Hackensack Hospice’s revenue and net loss included in our consolidated statement of operations from the acquisition date through December 31, 2011 is $3.2 million and $(0.3) million, respectively.

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

Summary of 2010 Acquisitions

The following table presents details of our acquisitions (dollars in millions):

			Purchase Price		Purchase Price Allocation			Number of Care Centers
(1)	Date	Acquired Entity (location of assets)	Cash	Promissory Note	Goodwill	Other Intangible Assets	Other Assets (Liabilities), Net	Home Health	Hospice	Number of States
†	February 1, 2010	DeQueen Home Health (Arkansas)	$2.0	$0.5	$2.2	$0.3	$—	1	—	1
†	April 5, 2010	Bluewater Hospice (Alabama)	0.7	0.3	1.1	0.1	(0.2)	—	1	1
†	July 1, 2010	Pocahontas Memorial Hospital (West Virginia)	0.4	—	0.2	0.2	—	1	—	1
†	December 31, 2010	Valley Baptist (Texas) (70% ownership interest)	0.7	—	1.0	—	(0.3)	1	—	1

			$3.8	$0.8	$4.5	$0.6	$(0.5)	3	1

(1)	The acquisitions marked with the cross symbol (†) were asset purchases.

4. DISCONTINUED OPERATIONS

As part of our ongoing management of our portfolio of care centers, we conducted a review of our care centers’ operating performance during 2011. Our review considered their current financial performance, market penetration, forecasted market growth and the impact of the proposed 2012 CMS payment revision. As a result of our review, we committed to a plan to exit 63 care centers during the fourth quarter of 2011. Of the 63 care centers, we consolidated 27 operating home health care centers and five operating hospice care centers with care centers servicing the same markets, closed 27 operating home health care centers and two operating hospice care center and discontinued the start-up process associated with two prospective unopened home health care centers.

During 2010, we consolidated 59 operating home health care centers and three operating hospice care centers with care centers servicing the same markets, closed 19 operating home health care centers and four operating hospice care centers and discontinued the start-up process associated with 41 prospective unopened home health care centers and six prospective unopened hospice locations which were incurring expenses. See Note 13 for additional information regarding our exit activities.

In accordance with applicable accounting guidance the care centers which were closed in 2011 (27 operating home health care centers and two operating hospice care centers) and closed in 2010 (19 operating home health care centers and four operating hospice care centers) are presented as discontinued operations in our consolidated financial statements.

Net revenues and operating results for the periods presented for the care centers closed is as follows (dollars in millions):

	For the Years Ended December 31,
	2011	2010	2009
Net revenues	$15.4	30.5	29.1
(Loss) before income taxes	(11.4)	(16.9)	(7.0)
Income tax benefit	4.4	6.6	2.7

Discontinued operations, net of tax	$(7.0)	$(10.3)	$(4.3)

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

As of September 30, 2011 and prior to our October 31 annual impairment test, we concluded that impairment indicators existed based upon our decline in market capitalization, third quarter results and recent forecasts which required us to perform an interim impairment test. As a result, we performed step one of the goodwill impairment test as prescribed by Accounting Standard Codification (“ASC”) Topic 350 “Intangibles – Goodwill and Other,” which indicated that the fair value of the home health reporting unit was less than the book value of its net assets and the fair value of the hospice reporting unit was greater than the book value of its net assets. Therefore, the required second step of the assessment for the home health reporting unit was performed, in which the implied fair value of the home health reporting unit’s goodwill was compared to the book value of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, that is, the estimated fair value of the reporting unit is allocated to all of those assets and liabilities of that unit (including both recognized and unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of that reporting unit’s goodwill, an impairment loss is recognized in the amount of the excess and is charged to operations. We determined the fair value of the reporting unit using discounted estimated future cash flows as well as a market approach that compared the home health reporting unit’s earnings and revenue multiples to those of comparable public companies. We were required to allocate a significant portion of the fair value to unrecorded intangibles assets such as the Amedisys trade name and Medicare and CON licenses, but in accordance with GAAP, were not permitted to record these assets on our balance sheet.

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

As a result of our interim impairment assessment, we recognized an estimated non-cash goodwill impairment charge of $565.0 million as of September 30, 2011. In addition, at this interim date and prior to our annual goodwill testing, we also reviewed the carrying value of the other identifiable intangible assets to determine whether they were impaired. As a result of the preliminary assessment, we recorded an additional estimated $9.1 million non-cash other intangibles impairment charge as of September 30, 2011, due to a change in the fair values of various licenses, which are not being amortized, associated with certain prior year acquisitions. A deferred tax benefit of $139.5 million was recognized as of September 30, 2011, as a result of the total amount of estimated impairment charges. The impairments primarily result from lower forecasted revenues as a result of recent reimbursement cuts, declining growth rates and lower operating margins from our home health reporting unit. These impairments did not have any impact on our compliance with our debt covenants or on our cash flows.

During the fourth quarter of 2011, we finalized our interim impairment test of goodwill and as a result, recognized an additional non-cash goodwill impairment charge of $5.8 million. A deferred tax benefit of $2.0 million was also recognized as a result of the additional impairment charge.

As a result of the completion of our interim impairment test of goodwill, we recognized the following during the fiscal year 2011: a non-cash goodwill impairment charge of $570.8 million, a non-cash other intangibles impairment charge of $9.1 million and a deferred tax benefit of $141.5 million. In the fourth quarter of 2011, we performed our annual impairment test of goodwill as of October 31, 2011. There have been no significant changes that we believe would have a meaningful impact on our cash flow estimates and other significant assumptions used in the interim test performed in the third quarter of 2011. Accordingly, no additional goodwill impairment existed at the annual impairment test date.

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

The following table summarizes the activity related to our goodwill for 2011, 2010 and 2009 (amounts in millions):

	Goodwill
	Home Health	Hospice	Total
Balances at December 31, 2008	$682.3	$51.6	$733.9
Additions	42.3	15.7	58.0
Adjustments related to acquisitions	(4.7)	(0.3)	(5.0)

Balances at December 31, 2009	719.9	67.0	786.9
Additions	3.4	1.1	4.5

Balances at December 31, 2010	723.3	68.1	791.4
Additions	—	114.1	114.1
Impairment	(570.8)	—	(570.8)

Balances at December 31, 2011	$152.5	$182.2	$334.7

During 2009, we adjusted goodwill by $5.0 million primarily in association with our completion of purchase accounting adjustments for our 2008 acquisition of TLC Health Care Services, Inc. (“TLC”), where we allocated an additional $7.5 million to the estimated fair value of Medicare licenses acquired and decreased the estimated fair value of the deferred tax liability assumed by $2.9 million.

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

The following table summarizes the activity related to our other intangible asset, net for 2011, 2010 and 2009 (amounts in millions):

	Other Intangible Assets, Net
	Certificates of Need and Licenses	Acquired Names of Business (1)	Non-Compete Agreements & Reacquired Franchise Rights (2)	Total
Balances at December 31, 2008	$32.7	$3.3	$6.4	$42.4
Additions	3.4	1.4	7.0	11.8
Adjustments related to acquisitions	7.3	—	(0.1)	7.2
Amortization	—	—	(3.8)	(3.8)

Balances at December 31, 2009	43.4	4.7	9.5	57.6
Additions	0.5	0.1	2.7	3.3
Write-off	(2.2)	—	—	(2.2)
Amortization	—	(0.1)	(5.2)	(5.3)

Balances at December 31, 2010	41.7	4.7	7.0	53.4
Additions	2.5	7.3	0.5	10.3
Write-off	(1.1)	—	—	(1.1)
Impairment	(9.1)	—	—	(9.1)
Amortization	—	(0.2)	(3.3)	(3.5)

Balances at December 31, 2011	$34.0	$11.8	$4.2	$50.0

(1)	Acquired Name of Business includes $11.7 million of unamortized acquired names and $0.1 million of amortized acquired names which have a weighted-average amortization period of 2.2 years.
(2)	The weighted-average amortization period of our non-compete agreements and reacquired franchise rights is 2.0 and 1.5 years, respectively.

See Note 3 for further details on additions to goodwill and other intangible assets, net.

The estimated aggregate amortization expense for each of the five succeeding years is as follows (amounts in millions):

2012	$2.7
2013	1.4
2014	0.2
2015	—
2016	—

$4.3

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

6. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts is presented below (amounts in millions):

	As of December 31,
	2011	2010
Other current assets:
Payroll tax escrow	$5.0	$5.9
Medicare withholds	5.8	—
Income tax receivable	8.4	11.7
Due from joint ventures	1.4	2.0
Other	4.0	2.7

	$24.6	$22.3

Other assets:
Workers’ compensation deposits	$0.7	$0.5
Health insurance deposits	1.2	1.2
Other miscellaneous deposits	1.2	1.8
Deferred financing fees	2.2	3.8
Investment in unconsolidated joint ventures	6.4	6.1
Other	12.6	9.1

	$24.3	$22.5

Accrued expenses:
Health Insurance	$11.1	$11.0
Workers’ compensation	14.0	13.9
Legal and other settlements	5.9	5.7
Lease liability	5.0	7.6
Charity care	2.6	1.5
Estimated Medicare cap liability	3.1	1.9
Other	26.8	19.7

	$68.5	$61.3

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

7. LONG-TERM OBLIGATIONS

Long-term debt consisted of the following for the periods indicated (amounts in millions):

	As of December 31,
	2011	2010
Senior Notes:
$35.0 million Series A Notes: semi-annual interest only payments; interest rate at 6.07% per annum; due March 25, 2013	$35.0	$35.0
$30.0 million Series B Notes: semi-annual interest only payments; interest rate at 6.28% per annum; due March 25, 2014	30.0	30.0
$35.0 million Series C Notes: semi-annual interest only payments; interest rate at 6.49% per annum; due March 25, 2015	35.0	35.0
$150.0 million Term Loan; $7.5 million principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (1.05% at December 31, 2011); due March 26, 2013	37.5	67.5
Promissory notes	7.9	14.4

	145.4	181.9
Current portion of long-term obligations	(33.9)	(37.2)

Total	$111.5	$144.7

Maturities of debt as of December 31, 2011 are as follows (amounts in millions):

Long-term obligations
2012	$33.9
2013	45.2
2014	31.3
2015	35.0
2016	—

$145.4

Revolving Credit Facility

On May 26, 2011, we entered into a First Amendment to our $250.0 Million Revolving Credit Facility (the “First Amendment”). Under the terms of the First Amendment, (i) the financial covenant baskets relating to permitted “Investments in Joint Ventures” and “other Investments” were increased to give the Company greater flexibility, (ii) there was a non-substantive, clarifying amendment to the definition of “Permitted Acquisition” and (iii) certain other agreements, obligations and representations and warranties of the parties thereto were amended, modified and/or supplemented. In connection with the execution of the First Amendment, each existing guarantor under the Credit Agreement consented to terms of the First Amendment.

Our weighted average interest rate for our five year Term Loan was 1.0% and 1.1% for 2011 and 2010, respectively.

The Credit Agreement and the Note Purchase Agreement require us to meet two financial covenants which are calculated on a rolling four quarter basis. One is a total leverage ratio of debt to adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) which cannot exceed 2.5 and the second is a fixed charge coverage ratio of adjusted EBITDA plus rent expense to certain fixed charges (i.e. interest expense, required principal payment, capital expenditures, etc) which is required to be greater than 1.25. The Credit Agreement also contains customary covenants, including, but not limited to, restrictions on (a) incurrence of liens; (b) incurrence of additional debt; (c) sales of assets or other fundamental corporate changes; (d) investments; (e) declarations of dividends; and (f) capital expenditures. These covenants contain customary exclusions and baskets. As of December 31, 2011, our total leverage ratio (used to compute the margin and commitment fees, described above) was 1.0 and our fixed charge coverage ratio was 1.7.

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

As of December 31, 2011, our availability under our $250.0 Revolving Credit Facility was $231.3 million as we had $18.7 million outstanding in letters of credit.

Promissory Notes

Our promissory notes outstanding of $7.9 million As of December 31, 2011, were generally issued for two-year periods in amounts between $0.3 million and $8.7 million and bear interest in a range of 2.32% to 7.25%. These promissory notes are primarily issued in conjunction with our acquisitions for a portion of the purchase price and also include promissory notes issued for software licenses, unrelated to acquisitions.

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

The total provision for income taxes consist of the following (amounts in millions):

	For the Years Ended December 31,
	2011	2010	2009
Current income tax expense:
Federal	$15.0	$43.5	$56.5
State and local	3.6	9.5	10.8

	18.6	53.0	67.3

Deferred income tax expense/(benefit):
Federal	(102.7)	24.2	18.7
State and local	(19.3)	1.7	2.9

	(122.0)	25.9	21.6

Income tax expense/(benefit)	$(103.4)	$78.9	$88.9

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

Net deferred tax liabilities consist of the following components (amounts in millions):

	As of December 31,
	2011	2010
Current portion of deferred tax assets (liabilities):
Allowance for doubtful accounts	$6.8	$8.1
Accrued expenses	2.0	1.7
Workers’ compensation	6.1	6.3
Deferred revenue	(24.5)	(29.2)
Other	(2.1)	(1.2)

Current portion of deferred tax assets (liabilities)	(11.7)	(14.3)
Noncurrent portion of deferred tax assets (liabilities):
Amortization of intangible assets	92.9	(34.7)
Property and equipment	(37.0)	(30.0)
Share-based compensation	7.6	7.4
Other	1.1	1.4
Capital loss carry forward	0.1	0.1
NOL carry forward, expiring beginning in 2011	4.7	6.5
Less: valuation allowance	(0.8)	(3.0)

Noncurrent portion of deferred tax assets (liabilities):	68.6	(52.3)

Net deferred tax assets (liabilities)	$56.9	$(66.6)

As of December 31, 2011, we have state net operating loss (“NOL”) carry forwards of approximately $116.5 million, of which $13.2 million were acquired as part of the TLC acquisition, which began to expire in 2010.

Our recorded valuation allowance above was established against the deferred tax assets to the extent it has been determined it is more likely than not that those deferred tax assets will not be realized. In addition, deferred tax assets related to the Housecall, HMA and TLC acquisitions were established through purchase accounting. Future changes in the determination of the realizability of these deferred tax assets and related valuation allowance could result in either a decrease or an increase in our provision for income taxes.

We establish our valuation allowance on deferred tax assets when it is more likely than not that some portion or all of our deferred tax assets will not be realized. Our valuation allowance decreased $2.2 million from 2010 primarily due to implementation of tax restructuring which allowed the state NOL’s to be utilized.

Our provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate to net (loss) income before income taxes from continuing operations. The sources of the tax effects of the difference are as follows:

	For the Years Ended December 31,
	2011	2010	2009
Income tax expense/(benefit) computed on federal statutory rate	(35.0)%	35.0%	35.0%
State income taxes and other, net of federal benefit	(2.3)	3.8	4.4
Valuation allowance	(0.5)	(0.1)	(0.6)
Tax credits	—	—	(0.4)
Goodwill impairment	16.0	—	—
Nondeductible expenses and other, net	0.2	0.3	0.4

Income tax expense/(benefit)	(21.6)%	39.0%	38.8%

For the year ended December 31, 2011, the effective tax rate on pretax (loss) income from continuing operations was a benefit of 21.6 percent. The effective tax rate for the year ended December 31, 2011, attributable to continuing operations differs from the statutory rate primarily due to the goodwill impairment of $570.8 million of which $218.5 million was non-deductible for tax purposes and state taxes on operations.

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

The effective tax rate on the pre-tax income from continuing operations for the year ended December 31, 2010, differs from the statutory rate primarily due to state taxes.

The effective tax rate on the pre-tax income from continuing operations for the year ended December 31, 2009, differs from the statutory rate primarily due to state taxes and a decrease in the valuation allowance related to the utilization of the state NOL’s.

Uncertain Tax Positions

We account for uncertain tax positions in accordance with the authoritative guidance for uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in millions):

	For the Years Ended December 31,
	2011	2010
Balance at beginning of period	$0.7	$1.1
Plus: additions based on tax positions related to the current year	—	—
Plus: additions for tax positions of prior years	—	—
Less: reductions made for tax positions of prior years	(0.7)	(0.4)
Settlements	—	—

Balance at end of period	$—	$0.7

As of December 31, 2011, there are no uncertain tax benefits accrued within the financial statements.

To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts would be accrued and classified as either a component of tax penalties or interest expense in accrued expenses in our consolidated balance sheet. This is an accounting policy election we made that is a continuation of our historical policy and we intend to consistently apply this policy in the future. As of December 31, 2011, there are no interest and penalties accrued on the balance sheet related to uncertain income tax positions.

We are subject to income taxes in the United States and in many of the 50 individual states, with significant operations in Louisiana, Alabama, Georgia, and Tennessee. We are open to examination in the United States and in various individual states for tax years ended December 2007 through December 2011. We are also open to examination in various states for the years ended 2001-2006 resulting from net operating losses generated and available for carry forward from those years.

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION

We are authorized by our Certificate of Incorporation to issue 60,000,000 shares of common stock, $0.001 par value and 5,000,000 shares of preferred stock, $0.001 par value, of which 30,328,549 shares of common stock and no shares of preferred stock were issued and outstanding at December 31, 2011. Our Board of Directors is authorized to fix the dividend rights and terms, conversion and voting rights, redemption rights and other privileges and restrictions applicable to our preferred stock.

Share-Based Awards

Our 2008 Omnibus Incentive Compensation Plan (the “Plan”) authorizes the grant of various types of equity-based awards, such as stock awards, restricted stock units, stock appreciation rights and stock options to eligible participants, which include all of our employees and all employees of our 50% or more owned subsidiaries, our non-employee directors and certain consultants. The vesting terms of the awards may be tied to continued employment (or, for our non-employee directors, continued service on the Board of Directors) and/or achievement of certain pre-determined performance goals. We refer to stock awards subject to service-based vesting conditions as “non-vested stock” and restricted stock units subject to service-based and/or performance-based vesting conditions as “non-vested stock units.” The Plan is administered by the Compensation Committee of our Board of Directors, which determines, within the provisions of the Plan, those

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

eligible employees to whom, and the times at which, awards shall be granted. The Compensation Committee, in its discretion, may delegate its authority and duties under the Plan to specified officers; however, only the Compensation Committee may approve the terms of awards to our executive officers.

Equity-based awards may be granted for a number of shares not to exceed, in the aggregate, approximately 1.9 million shares of common stock, and we had 915,646 shares available at December 31, 2011. The price per share for stock options shall be of no less than the greater of (a) 100% of the fair value of a share of common stock on the date the option is granted or (b) the aggregate par value of the shares of our common stock on the date the option is granted. If a stock option is granted to any owner of 10% or more of our total combined voting power of us and our subsidiaries, the price is to be at least 110% of the fair value of a share of our common stock on the date the award is granted. Each equity-based award vests ratably over a 12 month-to-five year period, with the exception of those issued under contractual arrangements that specify otherwise, that may be exercised during a period as determined by our Compensation Committee or as otherwise approved by our Compensation Committee. The contractual terms of stock options exercised shall not exceed ten years from the date such option is granted.

Employee Stock Purchase Plan (“ESPP”)

We have a plan whereby our eligible employees may purchase our common stock at 85% of the market price at the time of purchase. On June 7, 2007, our stockholders ratified an amendment adopted by our Board of Directors to increase the total number of shares of our common stock authorized for the issuance under our ESPP from 1,333,333 shares to 2,500,000 shares, and as of December 31, 2011, there were 357,777 shares available for future issuance. The following is a detail of the purchases that were made or pending Board of Director approval under the plan:

Employee Stock Purchase Plan Period	Shares Issued	Price
2009 and Prior	1,642,504	$12.18
January 1, 2010 to March 31, 2010	33,377	46.94
April 1, 2010 to June 30, 2010	44,902	37.38
July 1, 2010 to September 30, 2010	74,836	20.23
October 1, 2010 to December 31, 2010	55,413	28.48
January 1, 2011 to March 31, 2011	38,752	29.75
April 1, 2011 to June 30, 2011	54,323	22.64
July 1, 2011 to September 30, 2011	94,301	12.60
October 1, 2011 to December 31, 2011	103,815	9.27

	2,142,223

ESPP expense included in general and administrative expense in our accompanying consolidated income statements was $0.8 million, $1.1 million and $1.0 million for 2011, 2010 and 2009, respectively.

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of our stock-based awards; however there have been no stock options granted during 2011, 2010, or 2009.

The following table summarizes our stock option activity for 2011:

	Number of Shares	Weighted average exercise price	Weighted average contractual life (years)
Outstanding options at January 1, 2011	298,679	$18.10	3.29
Granted	—	—
Exercised	(27,337)	8.98
Canceled, forfeited or expired	(3,335)	20.23

Outstanding options at December 31, 2011	268,007	$19.00	2.49

Exercisable options at December 31, 2011	268,007	$19.00	2.49

The aggregate intrinsic value of our outstanding options and exercisable options at December 31, 2011 was $0.3 million. Total intrinsic value of options exercised was $0.7 million, $4.3 million and $5.1 million for 2011, 2010 and 2009, respectively.

All of our outstanding options were vested as of October 2008; therefore there was no non-vested stock option activity for 2011.

Non-vested Stock

We issue shares of non-vested stock with vesting terms ranging from one to five years. The compensation expense is determined based on the market price of our common stock at the date of grant applied to the total number of shares that are anticipated to fully vest. Non-vested stock compensation expense included in general and administrative expenses in our accompanying consolidated income statements was $7.2 million, $7.6 million and $4.4 million for 2011, 2010, and 2009, respectively.

The following table presents our non-vested stock award activity for 2011:

	Number of Shares	Weighted average grant date fair value
Non-vested stock at January 1, 2011	408,350	$45.43
Granted	458,869	27.05
Vested	(160,973)	42.94
Canceled, forfeited or expired	(137,396)	39.91

Non-vested stock at December 31, 2011	568,850	$32.64

At December 31, 2011, there was $7.9 million of unrecognized compensation cost related to non-vested stock award payments that we expect to be recognized over a weighted average period of 1.6 years.

Non-vested Stock Units – Service-based and Performance-based Awards

From time to time, we issue non-vested stock unit awards that are service-based, performance-based or a combination of both with vesting terms ranging from three to four years. Based on the terms and conditions of these awards, we determine if the awards should be recorded as either equity or liability instruments. The compensation expense is determined based on the market price of our common stock at the date of grant, applied to the total number of units that are anticipated to vest, unless the award specifies differently. Non-vested stock units compensation expense included in general and administrative expenses in our accompanying consolidated income statements was $0.3 million, $2.0 million and $2.4 million for 2011, 2010, 2009, respectively. We account for such awards similar to our non-vested stock awards; however, no shares of stock are issued to the recipient until the stock unit awards have vested and after the pre-determined delivery date has occurred.

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

The following table presents our non-vested stock units activity for 2011:

	Number of Shares	Weighted average grant date fair value
Non-vested stock units at January 1, 2011	46,894	$37.65
Granted	31,390	27.40
Vested	(49,856)	37.04
Canceled, forfeited or expired	—	—

Non-vested stock units at December 31, 2011	28,428	$27.40

During the second quarter of 2011, we awarded performance-based awards to certain employees. The target level established by the award, which is based on the Company’s 2011 return on capital, provided for the recipients to receive 61,583 non-vested stock units and if the target objective was surpassed to the point of achieving the projected maximum payout, the recipients would receive 92,376 non-vested stock units. As of December 31, 2011, it was determined that the performance-based objectives established by the award have not been satisfied and as a result, there will be no non-vested stock units awarded. These awards have not been included in the table above.

During the second quarter of 2010, we awarded performance-based awards to certain employees. The target level established by the award, which is based on hospitalization rate reduction for the years ending 2010 and 2011, provided for the recipients to receive 25,754 non-vested stock units and if the target objective was surpassed to the point of achieving the projected maximum payout, the recipients would receive 38,631 non-vested stock units. As of December 31, 2011, it was determined that the performance-based objectives established by the award have been satisfied at 81.5% and as a result, 17,449 non-vested stock units will be awarded. The award stipulates that the grant date for such awards will be the date of the 2011 earnings release. These awards have not been included in the table above.

During the second quarter of 2009, we awarded performance-based awards to certain employees. The target level established by the award, which is based on our performance for the years ending 2009 and 2010, provided for the recipients to receive 57,319 non-vested stock units and if the target objective was surpassed to the point of achieving the projected maximum payout, the recipients would receive 85,977 non-vested stock units. As of December 31, 2010, it was determined that the performance-based objectives established by the award were satisfied at 54.8% and as a result, 31,390 non-vested stock units were awarded and have been included in the table above.

At December 31, 2011, there was $0.2 million of unrecognized compensation cost related to our non-vested stock units that we expect to be recognized over a weighted-average period of 0.3 years.

10. COMMITMENTS AND CONTINGENCIES

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

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

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

On January 18, 2011, the Co-Lead Plaintiffs filed an amended, consolidated class action complaint (the “Securities Complaint”) which supersedes the earlier-filed securities class action complaints. The Securities Complaint alleges that the defendants made false and/or misleading statements and failed to disclose material facts about our business, financial condition, operations and prospects, particularly relating to our policies and practices regarding home therapy visits under the Medicare home health prospective payment system and the related alleged impact on our business, financial condition, operations and prospects. The Securities Complaint seeks a determination that the action may be maintained as a class action on behalf of all persons who purchased the Company’s securities between August 2, 2005 and September 28, 2010 and an unspecified amount of damages. All defendants have moved to dismiss the Securities Complaint. That motion is fully briefed and remains pending before the court.

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

On January 18, 2011, the plaintiffs in the Federal Derivative Actions filed a consolidated, amended complaint (the “Derivative Complaint”) which supersedes the earlier-filed derivative complaints. The Derivative Complaint alleges that certain of our current and former officers and directors breached their fiduciary duties to the Company by making allegedly false statements, by allegedly failing to establish sufficient internal controls over certain of our home health and Medicare billing practices, by engaging in alleged insider trading, and by committing unspecified acts of waste of corporate assets and unjust enrichment. All defendants in the Federal Derivative Actions, including the Company as a nominal defendant, have moved to dismiss the Derivative Complaint. That motion is fully briefed and remains pending before the court.

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

ERISA Class Action Lawsuit

On September 27, 2010 and October 22, 2010, separate putative class action complaints were filed in the United States District Court for the Middle District of Louisiana against the Company, certain of our current and former senior executives and members of our 401(k) Plan Administrative Committee. The suits allege violations of the Employee Retirement Income Security Act (“ERISA”) since January 1, 2006 and July 1, 2007, respectively. The plaintiffs brought the complaints on behalf of themselves and a class of similarly situated participants in our 401(k) plan. The plaintiffs assert that the defendants breached their fiduciary duties to the 401(k) Plan’s participants by causing the 401(k) plan to offer and hold Amedisys common stock during the respective class periods when it was an allegedly unduly risky and imprudent retirement investment because of our alleged improper business practices. The complaints seek a determination that the actions may be maintained as a class action, an award of unspecified monetary damages and other unspecified relief. As noted above, on December 10, 2010, the Court consolidated the putative ERISA class actions with the putative securities class actions and derivative actions for pre-trial purposes. In addition, on December 10, 2010, the Court appointed interim lead counsel and interim liaison counsel in the ERISA class action.

On March 10, 2011, Wanda Corbin, Pia Galimba and Linda Trammell (the “Co-ERISA Plaintiffs”), filed an amended, consolidated class action complaint (the “ERISA Complaint”), which supersedes the earlier-filed ERISA class action complaints. The ERISA Complaint seeks a determination that the action may be maintained as a class action on behalf of themselves and a class of similarly situated participants in our 401(k) plan from January 1, 2008 through present. All of the defendants have moved to dismiss the ERISA Complaint. That motion is fully briefed and remains pending before the court.

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

SEC Investigation

On June 30, 2010, we received notice of a formal investigation from the SEC and received a subpoena for documents relating to the matters under review by the United States Senate Committee on Finance and other matters involving our operations. We are cooperating with the SEC with respect to this investigation.

U.S. Department of Justice Civil Investigative Demand (“CID”)

On September 27, 2010, we received a CID issued by the U.S. Department of Justice pursuant to the federal False Claims Act. The CID requires the delivery of a wide range of documents and information to the United States Attorney’s Office for the Northern District of Alabama, relating to the Company’s clinical and business operations, including reimbursement and billing claims submitted to Medicare for home health services, and related compliance activities. The CID generally covers the period from January 1, 2003. On April 26, 2011, we received a second CID related to the CID issued in September 2010, which generally covers the same time period as the previous CID and requires the production of additional documents. Subsequently, the Company and certain current and former employees have received CIDs for testimony. We are cooperating with the Department of Justice with respect to this investigation and the requests for testimony.

We are unable to assess the probable outcome or reasonably estimate the potential liability, if any, arising from the SEC investigation, the U.S. Department of Justice CIDs and the securities, shareholder derivative and ERISA litigation described above given the preliminary stage of these matters. The Company intends to continue to vigorously defend itself in the securities, shareholder derivative and ERISA litigation matters. No assurances can be given as to the timing or outcome of the SEC investigation, the U.S. Department of Justice CIDs or the securities, shareholder derivative and ERISA litigation matters described above or the impact of any of the inquiry, investigation or litigation matters on the Company, its consolidated financial condition, results of operations or cash flows, which could be material, individually or in the aggregate. In addition, while we believe the United States Senate Committee on Finance has completed its inquiry, we are not in a position to speculate on the potential for future legislative or oversight action by the Committee.

We recognize that additional putative securities class action complaints and other litigation could be filed, and that other investigations and actions could be commenced, relating to matters involving our home therapy visits and therapy utilization trends or other matters.

Third Party Audits

From time to time, in the ordinary course of our business, we are subject to audits under various governmental programs in which third party firms engaged by CMS conduct extensive review of claims data to identify potential improper payments under the Medicare program.

In January 2010, our subsidiary that provides home health services in Dayton, Ohio received from a Medicare Program Safeguard Contractor (“PSC”) a request for records regarding 137 claims submitted by the subsidiary paid from January 2, 2008 through November 10, 2009 (the “Claim Period”) to determine whether the underlying services met pertinent Medicare payment requirements. Based on the PSC’s findings for 114 of the claims, which were extrapolated to all claims for home health services provided by the Dayton subsidiary paid during the Claim Period, on March 9, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment of approximately $5.6 million. Our Dayton subsidiary made requests for redetermination to the MAC, which subsequently issued a series of redetermination decisions (“Redetermination Decisions”), 110 of which were unfavorable. Our subsidiary appealed 85 of the unfavorable Redetermination Decisions to MAXIMUS Federal Services, the qualified independent contractor (“QIC”) designated to process appeals from the MAC’s decisions. In November 2011 the QIC affirmed those Redetermination Decisions. We dispute the QIC’s findings and intend to vigorously seek to have these findings overturned, but no assurances can be given as to the timing or outcome of any appeal. As of December 31, 2011, we have recorded no liability with respect to the pending appeals.

In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a Zone Program Integrity Contractor (“ZPIC”) a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the MAC for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment of approximately $5.5 million. Our Florence subsidiary made requests for redetermination to the MAC, which subsequently issued a series of redetermination decisions (“Florence Redetermination Decisions”), which were favorable for 4 beneficiaries and unfavorable for 12 beneficiaries. The MAC communicated these decisions to the ZPIC, which re-extrapolated the findings and established a new alleged extrapolated overpayment of $6.3 million. Our subsidiary appealed all of the unfavorable Florence Redetermination Decisions to the QIC designated to process appeals from the MAC’s decisions. We dispute these findings and intend to vigorously seek to have these findings overturned, but no assurances can be given as to the timing or outcome of any appeal. In the event we pay any amount of this alleged overpayment, we are indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. As of December 31, 2011, we have recorded no liability for this claim.

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

Operating Leases

We have leased office space at various locations under non-cancelable agreements that expire between 2012 and 2017, and require various minimum annual rentals. Our typical operating leases are for lease terms of three to seven years and may include, in addition to base rental amounts, certain landlord pass-through costs for our pro-rata share of the lessor’s real estate taxes, utilities and common area maintenance costs. Some of our operating leases contain escalation clauses, in which annual minimum base rentals increase over the term of the lease.

Total minimum rental commitments as of December 31, 2011 are as follows (amounts in millions):

2012	30.4
2013	24.6
2014	17.5
2015	8.0
2016	2.3
Future years	0.1

Total	$82.9

In addition, future rental commitments for our discontinued operation locations amounted to $3.8 million as of December 31, 2011. Rent expense for non-cancelable operating leases was $32.7 million, $35.4 million and $31.9 million for 2011, 2010 and 2009, respectively.

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

	As of December 31,
Type of Insurance	2011	2010
Health insurance	$11.1	$11.0
Workers’ compensation	15.6	16.1
Professional liability	3.4	3.2

	30.1	30.3
Less: long-term portion	(1.6)	(2.2)

	$28.5	$28.1

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

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

Other

We are subject to various other types of claims and disputes arising in the ordinary course of our business. While the resolution of such issues is not presently determinable, we believe that the ultimate resolution of such matters will not have a significant effect on our consolidated financial condition, results of operations and cash flows.

11. EMPLOYEE BENEFIT PLANS

401(K) Benefit Plan

We maintain a plan qualified under Section 401(k) of the Internal Revenue Code for all employees who have reached 21 years of age, effective the first month after hire date. Under the plan, eligible employees may elect to defer a portion of their compensation, subject to Internal Revenue Service limits.

Effective January 1, 2011, our match of contributions to be made to each eligible employee contribution is $0.375 for every $1.00 of contribution made up to the first 6% of their salary. During 2010 and 2009, our match of contributions made to each eligible employee contribution was $0.75 for every $1.00 of contributions made up to the first 6% of their salary. The match is discretionary and thus is subject to change at the discretion of management. These contributions are made in the form of our common stock, valued based upon the fair value of the stock as of the end of each calendar quarter end. We expensed approximately $7.4 million, $22.2 million and $18.9 million for 2011, 2010 and 2009, respectively.

Deferred Compensation Plan

We have a Deferred Compensation Plan for additional tax-deferred savings to a select group of management or highly compensated employees. The Deferred Compensation Plan permits participants to defer up to 75% of compensation that would otherwise be payable to them for the calendar year and up to 100% of their annual bonus. In addition, we credit to the participants’ accounts such amounts as would have been contributed to our 401(k)/Profit Sharing Plan, but for the limitations that are imposed under the Internal Revenue Code based upon the participants’ status as highly compensated employees. We may also make additional discretionary allocations as determined by the Compensation Committee. Amounts credited under the Deferred Compensation Plan are funded into a rabbi trust, which is managed by a trustee. The trustee has the discretion to manage the assets of the Deferred Compensation Plan as deemed fit, thus the assets are not necessarily reflective of the same investment choices made by the participants.

12. SHARE REPURCHASE PROGRAM

On August 6, 2010, our Board of Directors authorized a stock repurchase program of up to $60.0 million of our common stock. Purchases were allowable through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans. The share repurchase program expired on September 30, 2011.

During 2010, pursuant to this program, we repurchased 495,815 shares of our common stock at a weighted average price of $23.79 per share and a total cost of approximately $11.8 million. The repurchased shares are classified as treasury shares.

13. EXIT ACTIVITIES

During 2011, we consolidated 27 operating home health care centers and five operating hospice care centers with care centers servicing the same markets, closed 27 operating home health care centers and two operating hospice care centers and discontinued the start-up process associated with two prospective unopened home health care centers. The 27 operating home health care centers and two operating hospice care centers that we closed are presented in discontinued operations in our consolidated financial statements. See Note 4 for additional information.

During 2010, we consolidated 59 operating home health care centers and three operating hospice care centers with care centers servicing the same markets, closed 19 operating home health care centers and four operating hospice care centers and discontinued the start-up process associated with 41 prospective unopened home health locations and six prospective unopened hospice locations which were incurring expenses.

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

As part of our exit activities associated with these locations, we have recorded the following as of December 31, 2011 and 2010 (amounts in millions):

	2011 Exit Activities			2010 Exit Activities
	Home Health	Hospice	Total	Home Health	Hospice	Total	Balance Sheet Line Item	Income Statement Line Item
Lease Terminations:
Consolidations	$1.3	$0.1	$1.4	$8.6	$0.8	$9.4	Accrued Expenses	General and administrative - other
Closures	1.6	—	1.6	1.1	0.5	1.6	Accrued Expenses	Discontinued operations

Total	2.9	0.1	3.0	9.7	1.3	11.0
Relocation costs:
Consolidations	—	—	—	0.5	0.1	0.6	Accrued Expenses	General and administrative - other
Closures	—	—	—	0.1	—	0.1	Accrued Expenses	Discontinued operations

Total	—	—	—	0.6	0.1	0.7
Severance:
Consolidations	0.2	—	0.2	0.4	—	0.4	Payroll and employee benefits	General and administrative - salaries and benefits
Closures	0.5	—	0.5	0.2	0.1	0.3	Payroll and employee benefits	Discontinued operations

Total	0.7	—	0.7	0.6	0.1	0.7
Intangible write-off:
Consolidations	0.6	0.2	0.8	1.9	0.1	2.0	Intangible Assets	Depreciation and amortization
Closures	0.1	0.2	0.3	0.2	—	0.2	Intangible Assets	Discontinued operations

Total	0.7	0.4	1.1	2.1	0.1	2.2
Asset write-off:
Consolidations	0.2	—	0.2	—	—	—	Property and equipment	Miscellaneous, net
Closures	0.2	—	0.2	—	—	—	Property and equipment	Discontinued operations

Total	0.4	—	0.4	—	—	—
Total
Consolidations	2.3	0.3	2.6	11.4	1.0	12.4
Closures	2.4	0.2	2.6	1.6	0.6	2.2

Total	$4.7	$0.5	$5.2	$13.0	$1.6	$14.6

Our reserve activity for the 2011 and 2010 closures and consolidations is as follows (amounts in millions):

	2011 Exit Activity		2010 Exit Activity
	Lease Termination	Severance	Lease Termination	Severance
Balances at December 31, 2009	$—	$—	$—	$—
Charge in 2010	—	—	10.2	0.7
Cash expenditures in 2010	—	—	(2.6)	(0.5)

Balances at December 31, 2010	—	—	7.6	0.2
Charge in 2011	3.0	0.7	0.8	—
Cash expenditures in 2011	(0.3)	(0.6)	(3.4)	(0.2)

Balances at December 31, 2011	$2.7	$0.1	$5.0	$—

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

14. VALUATION AND QUALIFYING ACCOUNTS

The following table summarizes the activity and ending balances in our allowance for doubtful accounts and estimated revenue adjustments (amounts in millions):

Allowance for Doubtful Accounts

Year end	Balance at beginning of Year	Provision for doubtful accounts (1)	Write-offs	Acquired through acquisitions	Balance at end of Year
2011	$21.0	$13.7	$(17.3)	$—	$17.4
2010	26.4	19.2	(24.6)	—	21.0
2009	27.1	20.2	(21.1)	0.2	26.4

(1)	Includes $0.2 million, $0.5 million and $0.5 million from discontinued operations for the years ended December 31, 2011, 2010 and 2009, respectively.

Estimated Revenue Adjustments

Year end	Balance at beginning of Year	Provision for estimated revenue adjustments (1)	Write-offs	Acquired through acquisitions	Balance at end of Year
2011	$6.5	$12.1	$(11.8)	$—	$6.8
2010	8.7	7.0	(9.2)	—	6.5
2009	7.2	8.8	(7.3)	—	8.7

(1)	Includes $0.3 million, $0.5 million and $0.2 million from discontinued operations for the years ended December 31, 2011, 2010 and 2009, respectively.

15. SEGMENT INFORMATION

Our operations involve servicing patients through our two reportable business segments: home health and hospice. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from surgery, have a chronic disability or terminal illness or need assistance with the essential activities of daily living. Our hospice segment provides palliative care and comfort to terminally ill patients and their families. The “other” column in the following tables consist of costs relating to corporate support functions that are not directly attributable to a specific operating segment.

As of December 31, 2011 and 2010, we closed 29 and 23 operating care centers, respectively, which are reflected as discontinued operations in accordance with applicable accounting guidance. See Note 4 for additional information. Prior periods have been reclassified to conform to the current presentation.

Management evaluates performance and allocates resources based on the operating income of the reportable segments, which exclude corporate expenses, but includes revenues and all other costs directly attributable to the specific segment. Segment assets are not reviewed by the company’s chief operating decision maker and therefore are not disclosed below (amounts in millions).

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

	For the Years Ended December 31, 2011
	Home Health	Hospice	Other	Total
Net service revenue	$1,252.6	$217.7	$—	$1,470.3
Cost of service, excluding depreciation and amortization	665.7	116.6	—	782.3
General and administrative expenses	291.0	42.9	193.0	526.9
Provision for doubtful accounts	12.3	1.2	—	13.5
Depreciation and amortization	13.6	0.7	24.3	38.6
Goodwill and other intangibles impairment charge	579.9	—	—	579.9

Operating expenses	1,562.5	161.4	217.3	1,941.2

Operating (loss) income	$(309.9)	$56.3	$(217.3)	$(470.9)

	For the Years Ended December 31, 2010
	Home Health	Hospice	Other	Total
Net service revenue	$1,465.2	$138.6	$—	$1,603.8
Cost of service, excluding depreciation and amortization	722.3	74.1	—	796.4
General and administrative expenses	335.9	30.8	177.8	544.5
Provision for doubtful accounts	17.8	1.0	—	18.8
Depreciation and amortization	14.2	0.5	18.8	33.5

Operating expenses	1,090.2	106.4	196.6	1,393.2

Operating (loss) income	$375.0	$32.2	$(196.6)	$210.6

	For the Years Ended December 31, 2009
	Home Health	Hospice	Other	Total
Net service revenue	$1,382.0	$102.4	$—	$1,484.4
Cost of service, excluding depreciation and amortization	652.6	53.0	—	705.6
General and administrative expenses	298.2	23.2	171.9	493.3
Provision for doubtful accounts	17.5	2.2	—	19.7
Depreciation and amortization	13.3	0.8	13.6	27.7

Operating expenses	981.6	79.2	185.5	1,246.3

Operating (loss) income	$400.4	$23.2	$(185.5)	$238.1

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

16. UNAUDITED SUMMARIZED QUARTERLY FINANCIAL INFORMATION

	Revenue	Net income attributable to Amedisys, Inc	Net income attributable to Amedisys, Inc. common stockholders (1)
			Basic	Diluted
2011:
1st Quarter (2) (3)	$360.0	$15.3	$0.54	$0.53
2nd Quarter (2) (4)	368.9	21.6	0.76	0.75
3rd Quarter (2) (5) (6)	370.7	(423.7)	(14.73)	(14.73)
4th Quarter (2) (3) (6)	370.7	4.3	0.15	0.15

	$1,470.3	$(382.5)	$(13.33)	$(13.33)

2010:
1st Quarter	$404.5	$36.6	$1.32	$1.29
2nd Quarter (7) (8) (9)	413.9	32.2	1.15	1.13
3rd Quarter (7) (8) (9)	396.7	21.6	0.77	0.76
4th Quarter (8) (9)	388.7	22.2	0.79	0.77

	$1,603.8	$112.6	$4.02	$3.95

(1)	Because of the method used in calculating per share data, the quarterly per share data may not necessarily total to the per share data as computed for the entire year.
(2)

During each of the four quarters of 2011, we incurred certain costs associated with the realignment of our operations and legal expenses related to the United States Senate Committee on Finance inquiry and SEC investigation. Net of income taxes, these costs amounted to $2.0 million, $0.7 million, $1.6 million and $1.8 million for the three-month periods ended March 31, 2011, June 30, 2011, September 30, 2011 and December 31, 2011, respectively.

(3)

During the first and fourth quarters of 2011, we incurred costs associated with our exit activities. See Note 13 to the consolidated financial statements for further details. Net of income taxes, these costs amounted to $0.7 million and $3.1 million for the three-month periods ended March 31, 2011 and December 31, 2011, respectively.

(4)	Our results for the three month period ended June 30, 2011, included a CMS bonus payment of $2.9 million net of income taxes as the result of the pay for performance demonstration.
(5)	Our results for the three month period ended September 30, 2011, included a release of a valuation allowance related to specific deferred tax assets in the amount of $1.9 million, net of income taxes.
(6)

During the third quarter of 2011, we recognized an estimated non-cash goodwill and other intangibles impairment charge of $434.6 million, net of income taxes. During the fourth quarter of 2011, we finalized our interim test of impairment of goodwill and as a result, recognized an additional non-cash goodwill and other intangibles impairment charge in the amount of $3.8 million, net of income taxes.

(7)

Our results for the three month period ended June 30, 2010 and September 30, 2010, included a CMS bonus payment of $2.2 million net of income taxes as the result of the pay for performance demonstration and $2.2 million net of income taxes for the settlement of our Georgia indigent care liability, respectively.

(8)

During the second, third and fourth quarters of 2010, we incurred certain costs associated with the realignment of our operations and legal expenses related to the United States Senate Committee on Finance inquiry and SEC investigation. Net of income taxes, these costs amounted to $2.1 million, $1.8 million and $1.9 million for the three-month periods ended June 30, 2010, September 30, 2010 and December 31, 2010, respectively.

(9)

During the second, third and fourth quarters of 2010, we incurred costs associated with our exit activities. See Note 13 to the consolidated financial statements for further details. Net of income taxes, these costs amounted to $0.9 million, $4.2 million and $3.2 million for the three-month periods ended June 30, 2010, September 30, 2010 and December 31, 2010, respectively.

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed and the exhibits marked with a double cross (††) are furnished with this Form 10-K. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through October 22, 2009	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

4.2	Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C. and the Purchasers identified on Schedule A thereto, relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 5.07% Series A Senior Notes due March 25, 2013 (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

4.3	Form of Series A Note due March 25, 2013 (attached as Exhibit 1 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.2

4.4	Form of Series B Note due March 25, 2014 (attached as Exhibit 2 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.3

4.5	Form of Series C Note due March 25, 2015 (attached as Exhibit 3 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.4

10.1	Form of Director Indemnification Agreement dated February 12, 2009	The Company’s Annual Report on Form 10-K for the year ended December 31, 2008	0-24260	10.1

10.2*	Amended and Restated Amedisys, Inc. Employee Stock Purchase Plan dated April 1, 2011	The Company’s Annual Report on Form 10-Q for the quarter ended March 30, 2011	0-24260	10.1

10.3*	Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Registration Statement on Form S-8 filed July 16, 2008	333-152359	4.6

10.4*	Form of Nonvested Stock Award Agreement issued under Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	0-24260	10.3

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
10.5*	Form of Restricted Stock Unit Agreement Issued under Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	0-24260	10.4

10.6*	Composite Amedisys, Inc. 1998 Stock Option Plan (inclusive of amendments dated June 10, 2004, June 8, 2006 and June 22, 2006 and the full text of the Amedisys, Inc. 1998 Stock Option Plan)	The Company’s Registration Statement on Form S-8 filed June 22, 2007	333-143967	4.2

10.7*	Form of Restricted Stock Unit Agreement under the 1998 Stock Option Plan	The Company’s Current Report on Form 8-K/A filed April 24, 2007	0-24260	4.1

10.8*	Composite Director’s Stock Option Plan (inclusive of Plan amendments dated June 10, 2004, and the full text of the Directors Stock Option Plan)	The Company’s Annual Report on Form 10-K for the year ended December 31, 2005	0-24260	10.4

10.9.1*	Amended and Restated Employment Agreement dated January 3, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and William F. Borne	The Company’s Current Report on Form 8-K filed January 7, 2011	0-24260	10.1

10.9.2*	Amendment No. 1 dated December 29, 2011 to Amended and Restated Employment Agreement dated January 3, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and William F. Borne	The Company’s Current Report on Form 8-K filed December 30, 2011	0-24260	10.1

10.10*	Amended and Restated Employment Agreement dated January 3, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Jeffrey D. Jeter	The Company’s Current Report on Form 8-K filed January 7, 2011	0-24260	10.2

10.11.1*	Amended and Restated Employment Agreement dated January 3, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Dale E. Redman	The Company’s Current Report on Form 8-K filed January 7, 2011	0-24260	10.3

10.11.2*	Amendment No. 1 dated December 29, 2011 to Amended and Restated Employment Agreement dated January 3, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Dale E. Redman	The Company’s Current Report on Form 8-K filed December 30, 2011	0-24260	10.3

10.12.1*	Employment Agreement dated January 4, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Michael D. Snow	The Company’s Current Report on Form 8-K filed January 7, 2010	0-24260	10.1

10.12.2*	Amendment No. 1 dated January 22, 2010 to Employment Agreement dated January 4, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Michael D. Snow	The Company’s Current Report on Form 8-K filed January 26, 2010	0-24260	10.1

10.12.3*	Amendment No. 2 dated January 3, 2011 to Employment Agreement dated January 4, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Michael D. Snow.	The Company’s Current Report on Form 8-K filed January 7, 2011	0-24260	10.4

10.13.1*	Employment Agreement dated January 4, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and T.A. “Tim” Barfield, Jr.	The Company’s Current Report on Form 8-K filed January 7, 2010	0-24260	10.2

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
10.13.2*	Amendment No. 1 dated January 3, 2011 to Employment Agreement dated January 4, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and T.A. “Tim” Barfield, Jr.	The Company’s Current Report on Form 8-K filed January 7, 2011	0-24260	10.5

10.13.3*	Amended and Restated Employment Agreement dated December 29, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and T.A. “Tim” Barfield, Jr.	The Company’s Current Report on Form 8-K filed December 30, 2011	0-24260	10.4

10.14.1*	Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Michael O. Fleming, M.D.	The Company’s Current Report on Form 8-K filed July 27, 2010	0-24260	10.1

10.14.2*	Amendment No. 1 dated January 3, 2011 to Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Michael O. Fleming, M.D.	The Company’s Current Report on Form 8-K filed January 7, 2011	0-24260	10.6

10.15.1*	Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and David R. Bucey	The Company’s Current Report on Form 8-K filed July 27, 2010	0-24260	10.2

10.15.2*	Amendment No. 1 dated January 3, 2011 to Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and David R. Bucey	The Company’s Current Report on Form 8-K filed January 7, 2011	0-24260	10.7

10.16.1*	Employment Agreement dated November 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Ronald A. LaBorde	The Company’s Current Report on Form 8-K filed November 2, 2011	0-24260	10.1

10.16.2*	Amendment No. 1 dated December 29, 2011 to Employment Agreement dated November 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Ronald A. LaBorde	The Company’s Current Report on Form 8-K filed December 30, 2011	0-24260	10.2

10.17*	Retention Bonus Agreement dated April 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Michael D. Snow	The Company’s Current Report on Form 8-K filed April 4, 2011	0-24260	10.1

10.18*	Retention Bonus Agreement dated April 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and T.A. “Tim” Barfield, Jr.	The Company’s Current Report on Form 8-K filed April 4, 2011	0-24260	10.2

10.19.1	Credit Agreement dated March 26, 2008 among Amedisys, Inc., and Amedisys Holding, L.L.C., as Borrowers, the Lenders party thereto from time to time, JPMorgan Securities Inc. and UBS Securities LLC, as Co-Lead Arrangers and Joint Book Runners, Fifth Third Bank and Bank of America, N.A., as Co-Documentation Agents, and Oppenheimer & Co, Inc. and UBS Securities LLC, as Co-Syndication Agents	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	10.1

10.19.2	First Amendment dated May 26, 2011 to Credit Agreement dated March 26, 2008	The Company’s Current Report on Form 8-K filed on June 1, 2011	0-24260	10.1

†21.1	Subsidiaries of the Registrant

†23.1	Consent of KPMG LLP

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
†31.1	Certification of William F. Borne, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Ronald A. LaBorde, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of William F. Borne, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2	Certification of Ronald A. LaBorde, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††101.INS	XBRL Instance

††101.SCH	XBRL Taxonomy Extension Schema Document

††101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

††101.DEF	XBRL Taxonomy Extension Definition Linkbase

††101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

††101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document