Form 10-Q
period 2012-03-31
AMEDISYS INC
filed 2012-05-09
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 30,127,046 shares outstanding as of May 3, 2012.

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

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as required by law. For a discussion of some of the factors discussed above as well as additional factors, see our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012, particularly Part I, Item 1A. – “Risk Factors” therein, which are incorporated herein by reference and Part II, Item 1A. – “Risk Factors” of this Quarterly Report on Form 10-Q. Additional risk factors may also be described in reports that we file from time to time with the SEC.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$41,290	$48,004
Patient accounts receivable, net of allowance for doubtful accounts of $18,607, and $17,438	161,834	148,061
Prepaid expenses	12,765	11,321
Other current assets	22,072	24,630

Total current assets	237,961	232,016
Property and equipment, net of accumulated depreciation of $101,941 and $94,266	143,965	148,536
Goodwill	334,695	334,695
Intangible assets, net of accumulated amortization of $21,314 and $20,611	49,364	50,067
Deferred tax asset	65,674	68,649
Other assets, net	23,721	24,322

Total assets	$855,380	$858,285

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$20,532	$25,475
Payroll and employee benefits	87,334	82,130
Accrued expenses	65,845	68,493
Current portion of long-term obligations	68,513	33,888
Current portion of deferred income taxes	10,193	11,748

Total current liabilities	252,417	221,734
Long-term obligations, less current portion	68,376	111,551
Other long-term obligations	4,613	4,852

Total liabilities	325,406	338,137

Commitments and Contingencies - Note 5
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common Stock, $0.001 par value, 60,000,000 shares authorized; 31,443,152, and 31,017,363 shares issued; and 30,730,529 and 30,328,549 shares outstanding	31	30
Additional paid-in capital	437,024	432,390
Treasury Stock at cost 712,623, and 688,814 shares of common stock	(16,044)	(15,770)
Accumulated other comprehensive income	15	13
Retained earnings	107,625	102,205

Total Amedisys, Inc. stockholders’ equity	528,651	518,868
Noncontrolling interests	1,323	1,280

Total equity	529,974	520,148

Total liabilities and equity	$855,380	$858,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three-Month Periods Ended March 31,
	2012	2011
Net service revenue	$370,833	$359,314
Cost of service, excluding depreciation and amortization	208,506	187,304
General and administrative expenses:
Salaries and benefits	87,077	83,388
Non-cash compensation	2,482	1,910
Other	44,394	44,296
Provision for doubtful accounts	5,863	3,114
Depreciation and amortization	10,054	9,180

Operating expenses	358,376	329,192

Operating income	12,457	30,122
Other (expense) income:
Interest income	15	118
Interest expense	(2,074)	(2,252)
Equity in earnings from equity investments	305	323
Miscellaneous, net	429	(295)

Total other expense, net	(1,325)	(2,106)

Income before income taxes	11,132	28,016
Income tax expense	(4,620)	(11,058)

Income from continuing operations	6,512	16,958
Discontinued operations, net of tax	(1,049)	(1,634)

Net income	5,463	15,324
Net (income) attributable to noncontrolling interests	(43)	(36)

Net income attributable to Amedisys, Inc.	$5,420	$15,288

Basic earnings per common share:
Income from continuing operations attributable to Amedisys, Inc. common stockholders	$0.22	$0.60
Discontinued operations, net of tax	(0.04)	(0.06)

Net income attributable to Amedisys, Inc. common stockholders	$0.18	$0.54

Weighted average shares outstanding	29,389	28,366

Diluted earnings per common share:
Income from continuing operations attributable to Amedisys, Inc. common stockholders	$0.22	$0.59
Discontinued operations, net of tax	(0.04)	(0.06)

Net income attributable to Amedisys, Inc. common stockholders	$0.18	$0.53

Weighted average shares outstanding	29,780	28,867

Amounts attributable to Amedisys, Inc. common stockholders:
Income from continuing operations	$6,469	$16,922
Discontinued operations, net of tax	(1,049)	(1,634)

Net income	$5,420	$15,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Three-Month Periods Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$5,463	$15,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,166	9,355
Provision for doubtful accounts	5,913	3,162
Non-cash compensation	2,482	1,910
401(k) employer match	2,347	1,403
Loss on disposal of property and equipment	505	656
Deferred income taxes	1,421	399
Equity in earnings of equity investments	(305)	(323)
Amortization of deferred debt issuance costs	394	394
Return on equity investment	150	240
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(19,686)	(3,536)
Other current assets	1,335	5,112
Other assets	(39)	(493)
Accounts payable	(87)	2,889
Accrued expenses	2,051	17,605
Other long-term obligations	(239)	(1,543)

Net cash provided by operating activities	11,871	52,554

Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	230	853
Purchases of deferred compensation plan assets	(47)	(219)
Purchases of property and equipment	(10,236)	(16,580)

Net cash used in investing activities	(10,053)	(15,946)

Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options and warrants	—	96
Proceeds from issuance of stock to employee stock purchase plan	962	1,578
Tax benefit from stock option exercises	(944)	(82)
Principal payments of long-term obligations	(8,550)	(9,627)

Net cash used in financing activities	(8,532)	(8,035)

Net (decrease) increase in cash and cash equivalents	(6,714)	28,573
Cash and cash equivalents at beginning of period	48,004	120,295

Cash and cash equivalents at end of period	$41,290	$148,868

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,388	$3,490

Cash paid for income taxes, net of refunds received	$1,150	$2,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Amedisys, Inc., a Delaware corporation, and its consolidated subsidiaries (“Amedisys,” “we,” “us,” or “our”) are a multi-state provider of home health and hospice services with approximately 83% and 85% of our revenue derived from Medicare for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, we had 437 Medicare-certified home health care centers, 88 Medicare-certified hospice care centers and two hospice inpatient units in 38 states within the United States, the District of Columbia and Puerto Rico.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented. This report should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission (“SEC”) on February 28, 2012 (the “Form 10-K”), which includes information and disclosures not included herein.

Use of Estimates

Our accounting and reporting policies conform with U.S. GAAP. In preparing the unaudited condensed consolidated financial statements, we are required to make estimates and assumptions that impact the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Reclassifications and Comparability

Certain reclassifications have been made to prior periods’ financial statements in order to conform to the current period’s presentation. During the quarter ended March 31, 2012 and the year ended December 31, 2011, management committed to exit three and 29 care centers, respectively. In accordance with applicable accounting guidance the results of operations for these care centers are presented in discontinued operations in our condensed consolidated financial statements. See Note 3 for additional information regarding our discontinued operations.

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of Amedisys, Inc., and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in our accompanying unaudited condensed consolidated financial statements, and business combinations accounted for as purchases have been included in our unaudited condensed consolidated financial statements from their respective dates of acquisition. In addition to our wholly owned subsidiaries, we also have certain equity investments that are accounted for as set forth below.

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

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of March 31, 2012 and 2011, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and, therefore, the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our condensed consolidated balance sheets for such periods.

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Hospice Revenue Recognition

Hospice Medicare Revenue

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily or hourly rates for each of the four levels of care we deliver. The four main levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounts for 98% of our total net Medicare hospice service revenue for the three months ended March 31, 2012 and 2011. We make adjustments to Medicare revenue for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes our historical collection rate on Medicare claims, and record it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable.

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap for each provider number, we monitor these caps and estimate amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in other accrued liabilities. We have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2009. For the Federal cap years ended October 31, 2010 through October 31, 2012, we have $3.8 million recorded for estimated amounts due back to Medicare in other accrued liabilities as of March 31, 2012 and $3.1 million recorded as of December 31, 2011. As a result of our adjustments, we believe our revenue and patients accounts receivable are recorded at amounts that will be ultimately realized.

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

Patient Accounts Receivable

Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. There is no single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables, and thus we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable. We fully reserve for accounts which are aged at 365 days or greater. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible.

We believe the credit risk associated with our Medicare accounts, which represent 64% and 73% of our net patient accounts receivable at March 31, 2012 and December 31, 2011, respectively, is limited due to (i) our historical collection rate of over 99% from Medicare and (ii) the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable, which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. During the three months ended March 31, 2012 and 2011, we recorded $2.7 million and $2.3 million, respectively, in estimated revenue adjustments to Medicare revenue.

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Non-Medicare Home Health and Hospice

For our non-Medicare patients, our pre-billing process primarily begins with verifying a patient’s eligibility for services with the applicable payor. Once the patient has been confirmed for eligibility, we will provide services to the patient and bill the applicable payor. Our review and evaluation of non-Medicare accounts receivable includes a detailed review of outstanding balances and special consideration to concentrations of receivables from particular payors or groups of payors with similar characteristics that would subject us to any significant credit risk. We estimate an allowance for doubtful accounts based upon our assessment of historical and expected net collections, business and economic conditions, trends in payment and an evaluation of collectibility based upon the date that the service was provided. Based upon our best judgment, we believe the allowance for doubtful accounts adequately provides for accounts that will not be collected due to credit risk.

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

		Fair Value at Reporting Date Using
Financial Instrument	As of March 31, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations, excluding capital leases	$136.9	$—	$142.0	$—

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

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	For the Three-Month Periods Ended March 31,
	2012	2011
Weighted average number of shares outstanding - basic	29,389	28,366
Effect of dilutive securities:
Stock options	16	91
Non-vested stock and stock units	375	410

Weighted average number of shares outstanding - diluted	29,780	28,867

Anti-dilutive securities	340	—

3. DISCONTINUED OPERATIONS

As part of our ongoing management of our portfolio of care centers, we conducted a review of our operating performance during the first quarter of 2012. Our review considered our current financial performance, market penetration, forecasted market growth and the impact of the proposed 2012 CMS payment revision. As a result of our review, we committed to a plan to exit three home health care centers during the first quarter of 2012.

During 2011, we consolidated 27 home health care centers and five hospice care centers with care centers servicing the same markets, closed 27 home health care centers and two hospice care centers and discontinued the start-up process associated with two prospective unopened home health care centers.

In accordance with applicable accounting guidance, the care centers which were closed in 2012 (three home health care centers) and closed in 2011 (27 home health care centers and two hospice care centers) are presented as discontinued operations in our condensed consolidated financial statements.

Net revenues and operating results for the periods presented for the care centers closed is as follows (dollars in millions):

	For the Three-Month Periods Ended March 31,
	2012	2011
Net revenues	$0.2	$5.0
(Loss) before income taxes	(1.8)	(2.7)
Income tax benefit	0.8	1.1

Discontinued operations, net of tax	$(1.0)	$(1.6)

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. LONG-TERM OBLIGATIONS

Long-term debt consisted of the following for the periods indicated (amounts in millions):

	March 31, 2012	December 31, 2011
Senior Notes:
$35.0 million Series A Notes: semi-annual interest only payments; interest rate at 6.07% per annum; due March 25, 2013	$35.0	$35.0
$30.0 million Series B Notes: semi-annual interest only payments; interest rate at 6.28% per annum; due March 25, 2014	30.0	30.0
$35.0 million Series C Notes: semi-annual interest only payments; interest rate at 6.49% per annum; due March 25, 2015	35.0	35.0
$150.0 million Term Loan; $7.5 million principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (1.25% at March 31, 2012); due March 26, 2013	30.0	37.5
Promissory notes	6.9	7.9

	136.9	145.4
Current portion of long-term obligations	(68.5)	(33.9)

Total	$68.4	$111.5

Our weighted average interest rate for our five year Term Loan was 1.1% and 1.0% for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, our total leverage ratio (used to compute the margin and commitment fees, described above) was 1.1 and our fixed charge coverage ratio was 1.6.

As of March 31, 2012, our availability under our $250.0 Revolving Credit Facility was $229.5 million as we had $20.5 million outstanding in letters of credit.

5. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are involved in the following legal actions:

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

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

SEC Investigation

On June 30, 2010, we received notice of a formal investigation from the SEC and received a subpoena for documents relating to the matters under review by the United States Senate Committee on Finance and other matters involving our operations. We are cooperating with the SEC with respect to this investigation.

U.S. Department of Justice Civil Investigative Demand (“CID”)

On September 27, 2010, we received a CID issued by the U.S. Department of Justice pursuant to the federal False Claims Act. The CID requires the delivery of a wide range of documents and information to the United States Attorney’s Office for the Northern District of Alabama, relating to the Company’s clinical and business operations, including reimbursement and billing claims submitted to Medicare for home health services, and related compliance activities. The CID generally covers the period from January 1, 2003. On April 26, 2011, we received a second CID related to the CID issued in September 2010, which generally covers the same time period as the previous CID and requires the production of additional documents. Such CIDs are often associated with previously filed qui tam actions, or lawsuits filed under seal under the False Claims Act (“FCA”), 31 U.S.C. § 3729 et seq. Qui tam actions are brought by private plaintiffs suing on behalf of the federal government for alleged FCA violations. Subsequently, the Company and certain current and former employees have received CIDs for testimony. We are cooperating with the Department of Justice with respect to this investigation and the requests for testimony.

Stark Law

In May 2012, the Company made a disclosure to CMS under the agency’s Stark Law Self-Referral Disclosure Protocol relating to certain services agreements between a subsidiary of the Company and a large physician group. During some period of time since December 2007, the arrangements appear not to have complied in certain respects with an applicable exemption to the Stark Law referral prohibition. The Company intends to cooperate with CMS in its review of this matter

We are unable to assess the probable outcome or reasonably estimate the potential liability, if any, arising from the SEC investigation, the U.S. Department of Justice CIDs, the matter we have disclosed to CMS and the securities, shareholder derivative and ERISA litigation described above given the preliminary stage of these matters. The Company intends to continue to vigorously defend itself in the securities, shareholder derivative and ERISA litigation matters. No assurances can be given as to the timing or outcome of the SEC investigation, the U.S. Department of Justice CIDs, the matter we have disclosed to CMS or the securities, shareholder derivative and ERISA litigation matters described above or the impact of any of the inquiry, investigation or litigation matters on the Company, its consolidated financial condition, results of operations or cash flows, which could be material, individually or in the aggregate.

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

Third Party Audits

From time to time, in the ordinary course of business, we are subject to audits under various governmental programs in which third party firms engaged by CMS conduct extensive review of claims data to identify potential improper payments under the Medicare program.

In January 2010, our subsidiary that provides home health services in Dayton, Ohio received from a Medicare Program Safeguard Contractor (“PSC”) a request for records regarding 137 claims submitted by the subsidiary paid from January 2, 2008 through November 10, 2009 (the “Claim Period”) to determine whether the underlying services met pertinent Medicare payment requirements. Based on the PSC’s findings for 114 of the claims, which were extrapolated to all claims for home health services provided by the Dayton subsidiary paid during the Claim Period, on March 9, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment of approximately $5.6 million. Our Dayton subsidiary made requests for redetermination to the MAC, which subsequently issued a series of redetermination decisions (“Redetermination Decisions”), 110 of which were unfavorable. Our subsidiary appealed 85 of the unfavorable Redetermination Decisions to MAXIMUS Federal Services, the qualified independent contractor (“QIC”) designated to process appeals from the MAC’s decisions. In November 2011, the QIC affirmed those Redetermination Decisions. We dispute the QIC’s findings and have requested appeal hearings before an administrative law judge (“ALJ”) in which we will seek to have those findings overturned. The ALJ hearings have not been scheduled, and no assurances can be given as to the timing or outcome of the ALJ appeal. As of March 31, 2012, we have recorded no liability with respect to the pending appeals.

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a Zone Program Integrity Contractor (“ZPIC”) a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the MAC for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment of approximately $5.5 million. Our Florence subsidiary made requests for redetermination to the MAC, which subsequently issued a series of redetermination decisions (“Florence Redetermination Decisions”), which were favorable for 4 beneficiaries and unfavorable for 12 beneficiaries. The MAC communicated these decisions to the ZPIC, which re-extrapolated the findings and established a new alleged extrapolated overpayment of $6.3 million. Our subsidiary appealed all of the unfavorable Florence Redetermination Decisions to MAXIMUS Federal Services, the QIC designated to process appeals from the MAC’s decisions. On March 13, 2012, the QIC issued a favorable decision for one beneficiary and unfavorable decisions for 11 beneficiaries. We dispute these findings and intend to vigorously seek to have these findings overturned, but no assurances can be given as to the timing or outcome of any appeal. In the event we pay any amount of this alleged overpayment, we are indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. As of March 31, 2012, we have recorded no liability for this claim.

In July 2009, Beacon Hospice, Inc., a subsidiary we acquired on June 7, 2011 (“Beacon”), received from Massachusetts Peer Review Organization, Inc. (“MassPro”), an entity contracted with the Massachusetts Office of Medicaid, a request for records regarding 25 beneficiaries in Boston, Framingham and Plymouth, Massachusetts, who received hospice services from Beacon during the period of August 1, 2007 through July 31, 2008 (the “Review Period”) to determine whether the underlying services met pertinent MassHealth Program regulations. Based on Masspro’s findings for 89 of the 112 claims submitted in connection with these beneficiaries, which were extrapolated to all MassHealth claims for hospice services provided by Beacon billed during the Review Period, on February 15, 2012, MassPro issued a notice of overpayment seeking recovery from Beacon of an alleged overpayment of approximately $6.6 million. The Review Period covers a time before our ownership of Beacon, and in the event we pay any amount of this alleged overpayment, we are indemnified by the prior owners of Beacon for such amounts. We dispute these findings and intend to vigorously seek to have these findings overturned, but no assurances can be given as to the timing or outcome of any appeal. As of March 31, 2012, we have recorded no liability for this claim.

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

During the three-month period ended March 31, 2012 and during 2011, we closed three and 29 care centers, respectively, which are reflected as discontinued operations in accordance with applicable accounting guidance. See Note 3 for additional information. Prior periods have been reclassified to conform to the current presentation.

Management evaluates performance and allocates resources based on the operating income of the reportable segments, which excludes corporate expenses, but includes revenues and all other costs directly attributable to the specific segment. Segment assets are not reviewed by the company’s chief operating decision maker and therefore are not disclosed below (amounts in millions).

AMEDISYS, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Three-Month Periods Ended March 31,2012
	Home Health	Hospice	Other	Total
Net service revenue	$301.4	$69.4	$—	$370.8
Cost of service, excluding depreciation and amortization	172.0	36.5	—	208.5
General and administrative expenses	70.4	12.7	50.8	133.9
Provision for doubtful accounts	5.1	0.8	—	5.9
Depreciation and amortization	3.2	0.3	6.5	10.0

Operating expenses	250.7	50.3	57.3	358.3

Operating (loss) income	$50.7	$19.1	$(57.3)	$12.5

	For the Three-Month Periods Ended March 31,2011
	Home Health	Hospice	Other	Total
Net service revenue	$320.8	$38.5	$—	$359.3
Cost of service, excluding depreciation and amortization	167.1	20.2	—	187.3
General and administrative expenses	73.5	7.9	48.2	129.6
Provision for doubtful accounts	3.1	—	—	3.1
Depreciation and amortization	3.0	0.1	6.1	9.2

Operating expenses	246.7	28.2	54.3	329.2

Operating (loss) income	$74.1	$10.3	$(54.3)	$30.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three month period ended March 31, 2012. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2012 (the “Form 10-K”), which are incorporated herein by this reference.

Unless otherwise provided, “Amedisys,” “we,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.

Overview

We are a leading provider of high-quality, low-cost home health services to the chronic, co-morbid, aging American population with approximately 83% and 85% of our revenue derived from Medicare for the three-month periods ended March 31, 2012 and 2011, respectively. During the three-month period ended March 31, 2012, we had $370.8 million in net service revenue, earnings per diluted share of $0.18 and cash flow from operations of $11.9 million.

Our operations involve servicing patients through our two reportable business segments: home health and hospice. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgical procedure. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. As of March 31, 2012, we owned and operated 437 Medicare-certified home health care centers, 88 Medicare-certified hospice care centers and two hospice inpatient units in 38 states within the United States, the District of Columbia and Puerto Rico as detailed below:

	Owned and Operated Care Centers
	Home Health	Hospice
At December 31, 2011	439	87
Start-ups	1	1
Closed/Consolidated	(3)	—

At March 31, 2012	437	88

In accordance with applicable accounting guidance, the care centers which were closed in 2012 (three home health care centers) and closed in 2011 (27 home health care centers and two hospice care centers) are presented as discontinued operations in our condensed consolidated financial statements.

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

Results of Operations

Consolidated

The following table summarizes our consolidated results of operations (amounts in millions):

	For the Three-Month Periods Ended March 31,
	2012	2011
Net service revenue	$370.8	$359.3
Gross margin	162.3	172.0
% of revenue	43.8%	47.9%
Other operating expenses	149.8	141.9
% of revenue	40.4%	39.5%

Operating income	12.5	30.1

Income tax expense	(4.6)	(11.1)
Effective income tax rate	41.5%	39.5%

Income from continuing operations	6.5	17.0

Net loss from discontinued operations	(1.0)	(1.6)

Net income attributable to Amedisys, Inc.	$5.4	$15.3

Our operating income from continuing operations, declined $17.6 million from 2011. Approximately $11 million of the decrease resulted from the 2012 CMS rate cut impacting the home health division. In addition, our home health division experienced declines in episodic volumes and declines in revenue per episode (in excess of the rate cut) which further impacted our performance. We were able to partially mitigate this impact by a $9 million increase in operating income from our hospice division. Our hospice division benefitted from the acquisition of Beacon Hospice, Inc. (“Beacon”) which added approximately $22 million in revenue. Additionally, we had an increase of $3 million in our corporate support functions primarily related to additional salary costs, depreciation and amortization, legal fees and growth in our corporate services related to our Beacon acquisition.

Discontinued operations include the three and 29 care centers we closed during the three-month period ended March 31, 2012 and during 2011, respectively. Their results are detailed below (dollars in millions):

	For the Three-Month Periods Ended March 31,
	2012	2011
Net revenues	$0.2	$5.0
(Loss) before income taxes	(1.8)	(2.7)
Income tax benefit	0.8	1.1

Discontinued operations, net of tax	$(1.0)	$(1.6)

Home Health Division

The following table summarizes our home health segment results from continuing operations:

	For the Three-Month Periods Ended March 31,
	2012			2011
	Same Store	Start-ups/ Acquisitions	Total	Same Store	Other (1)	Total
Financial Information (in millions):
Episodic-based revenue	$275.9	$1.5	$277.4	$295.7	$7.0	$302.7
Non-episodic revenue	23.8	0.2	24.0	18.0	0.1	18.1

Net service revenue	299.7	1.7	301.4	313.7	7.1	320.8
Episodic-based revenue growth (2)	(7%)		(8%)

Cost of service	170.9	1.1	172.0	163.0	4.1	167.1

Gross margin	128.8	0.6	129.4	150.7	3.0	153.7
Other operating expenses	77.8	0.9	78.7	74.9	4.7	79.6

Operating income	$51.0	$(0.3)	$50.7	$75.8	$(1.7)	$74.1

Key Statistical Data:
Admissions:
Episodic-based	59,458	416	59,874	59,796	1,611	61,407
Non-episodic	14,368	103	14,471	10,405	141	10,546

Total admissions	73,826	519	74,345	70,201	1,752	71,953

Episodic-based admission growth (2)	(1%)		(2%)

Recertifications:
Episodic-based	40,648	151	40,799	42,535	726	43,261
Non-episodic	4,707	19	4,726	4,204	37	4,241

Total recertifications	45,355	170	45,525	46,739	763	47,502

Episodic-based recertification growth (2)	(4%)		(6%)

Completed Episodes:
Episodic-based	94,297	426	94,723	95,768	2,248	98,016

Visits:
Episodic-based	1,870,919	9,233	1,880,152	1,865,242	43,553	1,908,795
Non-episodic	248,046	1,673	249,719	195,981	1,827	197,808

Total visits	2,118,965	10,906	2,129,871	2,061,223	45,380	2,106,603

Cost per Visit	$80.65	$101.94	$80.76	$79.05	$91.25	$79.31

Average episodic-based revenue per completed episode (3)	$2,853	$3,061	$2,854	$3,025	$3,178	$3,028

Episodic-based visits per completed episode (4)	18.7	17.9	18.7	18.5	19.4	18.5

(1)	Care centers for the prior period which are not considered same store care centers (i.e., care centers consolidated in prior period or unopened startups).
(2)

Episodic-based revenue, admissions or recertifications growth is the percent increase in our episodic-based revenue, admissions or recertifications for the period as a percent of the episodic-based revenue, admissions or recertifications of the prior period.

(3)	Average episodic-based revenue per completed episode is the average episodic-based revenue earned for each episodic-based completed episode of care.
(4)	Episodic-based visits per completed episode are the home health episodic-based visits on completed episodes divided by the home health episodic-based episodes completed during the period.

Net Service Revenue

Our home health revenue is driven by the volume of admissions and recertifications and the revenue per episode on episodes completed and in progress. During the three month period ended March 31, 2012, we experienced declines in all of these revenue metrics which contributed to a $19 million decline in our home health net service revenue. Approximately $14 million of the decline in revenue is due to the 2012 CMS rate cut and the impact of the CMS face-to-face requirements and therapy assessment regulations.

We experienced a decline in episodic-based admissions and recertifications, which accounted for approximately $11 million of the decline in total episodic-based revenue. We believe our admission volumes have been negatively impacted by the CMS face-to-face requirements which were effective April 1, 2011. While our episodic recertifications as a percentage of completed episodes decreased approximately 1%, we experienced a 4% decline in same store episodic-based recertifications. The primary reason for the decrease is the overall decline in our patient census driven by the decline in admission volumes during 2011.

Our revenue per episode decline of 6% has resulted in approximately a $14 million decrease in revenue with approximately $11 million as a result of the CMS rate cut for 2012 with the remainder due to a reduction in therapy utilization and the impact of the new CMS therapy assessment regulations effective April 1, 2011. We experienced continued improvement in our management of this regulation in this quarter.

On a sequential basis, we experienced approximately a 5% increase in episodic-based admissions and a 30% increase in non-episodic admissions. Our average episodic-based revenue per completed episode decreased 4% from the fourth quarter of 2011.

Our private non-episodic revenue increased by $6 million. The increase is due to the addition of two significant managed care contracts during the first quarter of 2012. We anticipate these volumes to remain significantly higher than the 2011 comparables for the remainder of 2012. We are continuing to pursue managed care contracts which could have an additional positive impact to our private volumes.

Cost of Service, excluding Depreciation and Amortization

The increase in cost of service of $5 million is due to the increase in visit volume and an increase in our cost per visit. We performed approximately 23,000 more visits in 2012, which accounted for $2 million of the increase. The remainder is due to the increase in cost per visit. Annual wage increases will be effective April 1, 2012, which will impact this metric for the remainder of 2012.

Hospice Division

The following table summarizes our hospice segment results from continuing operations:

	For the Three-Month Periods Ended March 31,
	2012			2011
	Same Store	Start-ups/ Acquisitions	Total	Same Store	Other (1)	Total
Financial Information (in millions):
Medicare revenue	$41.9	$23.4	$65.3	$35.7	$0.4	$36.1
Non-Medicare revenue	2.8	1.3	4.1	2.3	0.1	2.4

Net service revenue	44.7	24.7	69.4	38.0	0.5	38.5
Medicare revenue growth (2)	17%		81%

Cost of service	23.0	13.5	36.5	19.6	0.6	20.2

Gross margin	21.7	11.2	32.9	18.4	(0.1)	18.3
Other operating expenses	8.7	5.1	13.8	7.2	0.8	8.0

Operating income	$13.0	$6.1	$19.1	$11.2	$(0.9)	$10.3

Key Statistical Data:

Hospice admits	3,298	1,604	4,902	3,110	53	3,163
Hospice days	327,885	144,364	472,249	278,022	3,273	281,295
Average daily census	3,603	1,587	5,190	3,089	36	3,125
Revenue per day	$136.31	$171.51	$147.07	$136.83	$139.93	$136.87
Cost of service per day	$69.97	$93.33	$77.10	$70.73	$170.42	$71.89
Average length of stay	91	92	91	88	56	88

(1)	Care centers for the prior period which are not considered same store care centers (i.e. care centers consolidated in prior period or unopened startups).
(2)	Medicare revenue growth is the percent increase in our Medicare revenue for the period as a percent of the Medicare revenue of the prior period.

Net Service Revenue

Our hospice revenue increased $31 million with $7 million from our same store care centers, $1 million from our start-up care centers and $24 million from our acquisitions, offset by a $1 million decrease from care centers we consolidated in 2011.

Hospice revenue is primarily impacted by average daily census, levels of care and payment rates. The increase in same store revenue is due to a 17% increase in same store average daily census over 2011. Our 2012 revenue includes an increase related to an annual hospice rate increase effective October 1, 2011, which was approximately 2.5%. Additionally, our 2012 hospice revenue is net of a $0.7 million hospice cap adjustment, which is up $0.3 million from 2011. We have seen strong growth in our hospice operations over the past two years, and we expect this growth rate to moderate as the care centers mature.

Cost of Service, excluding Depreciation and Amortization

Our hospice cost of service increased $16 million due to our acquisition of Beacon and the 17% increase in our same store average daily census. Our same store cost of service increased 17% which is comparable to the increase in our same store average daily census. Our hospice clinicians are generally paid on a salaried basis, and our care centers are staffed based on the average census of the care center.

Other Operating Expenses

Our other operating expenses increased $2 million on a same store basis. The increase in total other operating expenses is due to our acquisition of Beacon.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Three-Month Periods Ended March 31,
	2012	2011
Cash provided by operating activities	$11.9	$52.5
Cash used in investing activities	(10.1)	(15.9)
Cash used in financing activities	(8.5)	(8.0)

Net (decrease) increase in cash and cash equivalents	(6.7)	28.6
Cash and cash equivalents at beginning of period	48.0	120.3

Cash and cash equivalents at end of period	$41.3	$148.9

Cash provided by operating activities decreased $40.6 million during 2012 compared to 2011 primarily due to the reduction in reimbursement as a result in the CMS rate cut and a decline in operating performance as well as a 3.1 day increase in our days revenue outstanding. The increase in days revenue outstanding is primarily due billing delays associated with our non-Medicare episodic payors resulting from new billing requirements effective January 2012.

Cash used in investing activities decreased $5.8 million during 2012 compared to 2011 due to our decrease in capital expenditures of $6.3 million.

Cash used in financing activities was relatively flat during 2012 compared to 2011. We decreased our outstanding long-term obligations net of borrowings by $8.5 million from December 31, 2011.

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program; however, from time to time, we can and do obtain additional sources of liquidity through sales of our equity or by incurrence of additional indebtedness. As of March 31, 2012, we had $41.3 million in cash and cash equivalents and $229.5 million in availability under our $250.0 million Revolving Credit Facility.

During 2012, we spent $10.2 million in routine capital expenditures, which primarily included equipment and computer software and hardware. Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements over the next twelve months and into the foreseeable future.

Outstanding Patient Accounts Receivable

Our patient accounts receivable, net increased $13.8 million from December 31, 2011 to March 31, 2012. Our cash collection as a percentage of revenue was 99.9% for the three-month period ended March 31, 2012 and 102.9% for the three-month period ended December 31, 2011. Our days revenue outstanding, net has increased by 3.1 days since December 31, 2011 primarily due to billing delays associated with our non-Medicare episodic payors resulting from new billing requirements effective January 2012. These billing delays have been resolved and we expect to see an increase in cash collections during the second quarter of 2012.

Our patient accounts receivable includes unbilled receivables, which are aged based upon our initial service date. At March 31, 2012, the unbilled patient accounts receivable, as a percentage of gross patient accounts receivable, was 25.2%, or $47.1 million, compared to 28.3%, or $48.8 million, at December 31, 2011. We monitor unbilled receivables on a care center by care center basis to ensure that all efforts are made to bill claims within timely filing deadlines. The timely filing deadline for Medicare is one year from the date the episode was completed and varies by state for Medicaid-reimbursable services and among insurance companies.

Our provision for estimated revenue adjustments (which is deducted from our service revenue to determine net service revenue) and provision for doubtful accounts were as follows for the periods indicated (in millions). We fully reserve for both our Medicare and other patient accounts receivable that are aged over 365 days.

	For the Three-Month Periods Ended March 31,
	2012	2011
Provision for estimated revenue adjustments (1)	$2.8	$2.4
Provision for doubtful accounts (1)	5.9	3.2

Total	$8.7	$5.6

As a percent of revenue	2.4%	1.5%

(1)	Includes $0.1 million from discontinued operations for the three months ended March 31, 2012 and 2011, respectively.

The following schedules detail our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding, net):

	0-90	91-180	181-365	Over 365	Total
At March 31, 2012:
Medicare patient accounts receivable, net (1)	$86.4	$14.8	$3.0	$—	$104.2

Other patient accounts receivable:
Medicaid	12.1	3.2	1.6	0.2	17.1
Private	36.3	15.3	4.5	3.0	59.1

Total	$48.4	$18.5	$6.1	$3.2	$76.2

Allowance for doubtful accounts (2)					(18.6)

Non-Medicare patient accounts receivable, net					$57.6

Total patient accounts receivable, net					$161.8

Days revenue outstanding, net (3)					38.4

	0-90	91-180	181-365	Over 365	Total
At December 31, 2011:
Medicare patient accounts receivable, net (1)	$87.8	$18.1	$2.3	$—	$108.2

Other patient accounts receivable:
Medicaid	12.3	2.9	1.2	0.3	16.7
Private	27.0	6.9	4.9	1.8	40.6

Total	$39.3	$9.8	$6.1	$2.1	$57.3

Allowance for doubtful accounts (2)					(17.4)

Non-Medicare patient accounts receivable, net					$39.9

Total patient accounts receivable, net					$148.1

Days revenue outstanding, net (3)					35.3

(1)

The following table summarizes the activity and ending balances in our estimated revenue adjustments (amounts in millions), which is recorded to reduce our Medicare outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the Three-Month Period Ended March 31, 2012	For the Three-Month Period Ended December 31, 2011
Balance at beginning of period	$6.8	$6.8

Provision for estimated revenue adjustments (a)	2.8	4.0

Write offs	(3.0)	(4.0)

Balance at end of period	$6.6	$6.8

(a)	Includes $0.1 million and less than $0.1 million from discontinued operations for the three month periods ended March 31, 2012 and December 31, 2011, respectively.

Our estimated revenue adjustments were 6.0% and 5.9% of our outstanding Medicare patient accounts receivable at March 31, 2012 and December 31, 2011, respectively.

(2)

The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in millions), which is recorded to reduce only our Medicaid and private payer outstanding patient accounts receivable to their estimated net realizable value.

	For the Three-Month Period Ended March 31, 2012	For the Three-Month Period Ended December 31, 2011
Balance at beginning of period	$17.4	$18.1
Provision for doubtful accounts (a)	5.9	3.8
Write offs	(4.7)	(4.5)

Balance at end of period	$18.6	$17.4

(a)	Includes $0.1 million and less than $0.1 million from discontinued operations for the three month periods ended March 31, 2012 and December 31, 2011 respectively.

Our allowance for doubtful accounts was 24.4% and 30.5% of our outstanding Medicaid and Private patient accounts receivable at March 31, 2012 and December 31, 2011, respectively.

(3)

Our calculation of days revenue outstanding, net is derived by dividing our ending net patient accounts receivable (i.e., net of estimated revenue adjustments and allowance for doubtful accounts ) at March 31, 2012 and December 31, 2011 by our average daily net patient revenue for the three-month periods ended March 31, 2012 and December 31, 2011, respectively.

Indebtedness

Our weighted-average interest rate for our five year Term Loan for the quarters ended March 31, 2012 and 2011 was 1.1% and 1.0%, respectively.

As of March 31, 2012, our total leverage ratio (used to compute the margin and commitment fees, described in more detail in Note 7 of the financial statements included in our Form 10-K) was 1.1, our fixed charge coverage ratio was 1.6, and we were in compliance with the covenants associated with our long-term obligations.

As of March 31, 2012, our availability under our $250.0 million Revolving Credit Facility was $229.5 million as we had $20.5 million outstanding in letters of credit.

See Note 7 of the financial statements included in our Form 10-K for additional details on our outstanding long-term obligations.

Inflation

We do not believe inflation has significantly impacted our results of operations.

Critical Accounting Policies

See Part II, Item 7 — Critical Accounting Policies and our consolidated financial statements and related notes in Part IV, Item 15 of our 2011 Annual Report on Form 10-K, for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. These critical accounting policies include revenue recognition; patient accounts receivable; insurance; goodwill and intangible assets; and income taxes. There have not been any changes to our significant accounting policies or their application since we filed our 2011 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility and Term Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows will be exposed to changes in interest rates. As of March 31, 2012, the total amount of outstanding debt subject to interest rate fluctuations was $30.0 million. A 1.0% interest rate change would cause interest expense to change by approximately $0.3 million annually.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2012, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2012, the end of the period covered by this Quarterly Report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended March 31, 2012, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2012, the end of the period covered by this Quarterly Report.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 5 to the condensed consolidated financial statements for information concerning our legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors include in Part I, “Item 1A. — “Risk Factors”“ of our Annual Report on Form 10-K. These risk factors could materially impact our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely impact our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended March 31, 2012:

Period	(a) Total Number of Share (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1, 2012 to January 31, 2012	16,536		$11.02	—	$—
February 1, 2012 to February 29, 2012	7,070		$12.63	—	—
March 1, 2012 to March 31, 2012	203		$12.66	—	—

	23,809	(1)	$11.51	—	—

(1)

Includes shares of common stock surrendered to us by certain employees to satisfy tax withholding obligations in connection with the vesting of non-vested stock previously awarded to such employees under our 2008 Omnibus Incentive Compensation Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits marked with the cross symbol (†) are filed and the exhibits marked with a double cross (††) are furnished with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

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

AMEDISYS, INC. (Registrant)

By:	/s/ SCOTT G. GINN

Scott G. Ginn,
Principal Accounting Officer and Duly Authorized Officer

Date: May 9, 2012

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