Form 10-Q
period 2012-06-30
AMEDISYS INC
filed 2012-08-07
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 30,637,836 shares outstanding as of August 2, 2012.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$37,158	$48,004
Patient accounts receivable, net of allowance for doubtful accounts of $19,603, and $17,438	163,161	148,061
Prepaid expenses	11,180	11,321
Other current assets	24,801	24,630

Total current assets	236,300	232,016
Property and equipment, net of accumulated depreciation of $96,891 and $94,266	146,207	148,536
Goodwill	343,353	334,695
Intangible assets, net of accumulated amortization of $22,024 and $20,611	49,335	50,067
Deferred tax asset	59,498	68,649
Other assets, net	23,606	24,322

Total assets	$858,299	$858,285

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$24,425	$25,475
Payroll and employee benefits	86,590	82,130
Accrued expenses	62,218	68,493
Current portion of long-term obligations	60,700	33,888
Current portion of deferred income taxes	11,071	11,748

Total current liabilities	245,004	221,734
Long-term obligations, less current portion	67,701	111,551
Other long-term obligations	4,274	4,852

Total liabilities	316,979	338,137

Commitments and Contingencies - Note 7
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common Stock, $0.001 par value, 60,000,000 shares authorized; 32,110,141, and 31,017,363 shares issued; and 31,328,783 and 30,328,549 shares outstanding	31	30
Additional paid-in capital	441,479	432,390
Treasury Stock at cost 781,358, and 688,814 shares of common stock	(17,014)	(15,770)
Accumulated other comprehensive income	15	13
Retained earnings	115,507	102,205

Total Amedisys, Inc. stockholders’ equity	540,018	518,868
Noncontrolling interests	1,302	1,280

Total equity	541,320	520,148

Total liabilities and equity	$858,299	$858,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2012	2011	2012	2011
Net service revenue	$378,498	$368,424	$749,331	$727,738
Cost of service, excluding depreciation and amortization	212,266	189,426	420,772	376,730
General and administrative expenses:
Salaries and benefits	86,499	78,695	173,576	162,083
Non-cash compensation	2,298	3,205	4,780	5,115
Other	47,286	45,221	91,680	89,517
Provision for doubtful accounts	4,695	2,266	10,558	5,380
Depreciation and amortization	9,905	9,550	19,959	18,730

Operating expenses	362,949	328,363	721,325	657,555

Operating income	15,549	40,061	28,006	70,183
Other (expense) income:
Interest income	27	89	42	207
Interest expense	(2,002)	(2,254)	(4,076)	(4,506)
Equity in earnings from equity investments	396	466	701	789
Miscellaneous, net	(134)	(376)	295	(671)

Total other expense, net	(1,713)	(2,075)	(3,038)	(4,181)

Income before income taxes	13,836	37,986	24,968	66,002
Income tax expense	(5,742)	(14,997)	(10,362)	(26,055)

Income from continuing operations	8,094	22,989	14,606	39,947
Discontinued operations, net of tax	(128)	(1,278)	(1,177)	(2,912)

Net income	7,966	21,711	13,429	37,035
Net income attributable to noncontrolling interests	(84)	(55)	(127)	(91)

Net income attributable to Amedisys, Inc.	$7,882	$21,656	$13,302	$36,944

Basic earnings per common share:
Income from continuing operations attributable to Amedisys, Inc. common stockholders	$0.27	$0.80	$0.49	$1.40
Discontinued operations, net of tax	(0.01)	(0.04)	(0.04)	(0.10)

Net income attributable to Amedisys, Inc. common stockholders	$0.26	$0.76	$0.45	$1.30

Weighted average shares outstanding	29,780	28,625	29,584	28,495

Diluted earnings per common share:
Income from continuing operations attributable to Amedisys, Inc. common stockholders	$0.27	$0.79	$0.48	$1.38
Discontinued operations, net of tax	(0.01)	(0.04)	(0.04)	(0.10)

Net income attributable to Amedisys, Inc. common stockholders	$0.26	$0.75	$0.44	$1.28

Weighted average shares outstanding	30,026	29,010	29,903	28,938

Amounts attributable to Amedisys, Inc. common stockholders:
Income from continuing operations	$8,010	$22,934	$14,479	$39,856
Discontinued operations, net of tax	(128)	(1,278)	(1,177)	(2,912)

Net income	$7,882	$21,656	$13,302	$36,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Six-Month Periods Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$13,429	$37,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,071	19,081
Provision for doubtful accounts	10,621	5,290
Non-cash compensation	4,780	5,115
401(k) employer match	5,040	3,332
Loss on disposal of property and equipment	848	1,313
Deferred income taxes	8,474	3,708
Equity in earnings of equity investments	(701)	(789)
Amortization of deferred debt issuance costs	788	788
Return on equity investment	625	540
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(25,722)	(3,320)
Other current assets	411	10,117
Other assets	(545)	(6,364)
Accounts payable	1,457	(357)
Accrued expenses	(3,976)	2,398
Other long-term obligations	(578)	(1,374)

Net cash provided by operating activities	35,022	76,513

Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	239	853
Proceeds from the sale of property and equipment	590	—
Purchases of deferred compensation plan assets	(127)	(379)
Purchases of property and equipment	(20,241)	(26,032)
Acquisitions of businesses, net of cash acquired	(8,392)	(125,977)

Net cash used in investing activities	(27,931)	(151,535)

Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options and warrants	145	236
Proceeds from issuance of stock to employee stock purchase plan	1,978	2,731
Tax benefit from stock option exercises	(2,917)	(334)
Non-controlling interest distribution	(105)	(198)
Principal payments of long-term obligations	(17,038)	(19,576)

Net cash used in financing activities	(17,937)	(17,141)

Net decrease in cash and cash equivalents	(10,846)	(92,163)
Cash and cash equivalents at beginning of period	48,004	120,295

Cash and cash equivalents at end of period	$37,158	$28,132

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,494	$3,656

Cash paid for income taxes, net of refunds received	$1,470	$6,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Amedisys, Inc., a Delaware corporation, and its consolidated subsidiaries (“Amedisys,” “we,” “us,” or “our”) are a multi-state provider of home health and hospice services with approximately 82% and 84% of our revenue derived from Medicare for the three-month periods ended June 30, 2012 and 2011, respectively and approximately 83% and 85% of our revenue derived from Medicare for the six-month periods ended June 30, 2012 and 2011, respectively. As of June 30, 2012, we had 437 Medicare-certified home health care centers, 93 Medicare-certified hospice care centers and two hospice inpatient units in 38 states within the United States, the District of Columbia and Puerto Rico.

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

Reclassifications and Comparability

Certain reclassifications have been made to prior periods’ financial statements in order to conform to the current period’s presentation. During the quarter ended March 31, 2012 and the year ended December 31, 2011, we exited three and 29 care centers, respectively. In accordance with applicable accounting guidance the results of operations for these care centers are presented in discontinued operations in our condensed consolidated financial statements. See Note 4 for additional information regarding our discontinued operations.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Centers for Medicare and Medicaid Services (“CMS”) added two regulations to PPS that became effective April 1, 2011: (1) a face-to-face encounter requirement and (2) changes to the therapy assessment schedule, which require additional patient evaluations and certifications. As a condition for Medicare payment, the first regulation mandates that prior to certifying a patient’s eligibility for the home health benefit, the certifying physician must document that he or she, or an allowed non-physician practitioner, has had a face-to-face encounter with the patient. The second regulation mandates that periodic assessments be made by a professional qualified therapist at designated intervals, including at least once every 30 days during a therapy patient’s course of treatment. Management evaluates the potential for revenue adjustments as a result of these regulations and, when appropriate, provides allowances based upon the best available information.

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

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of June 30, 2012 and 2011, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and, therefore, the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our condensed consolidated balance sheets for such periods.

AMEDISYS, INC. AND SUBSIDIARIES

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

Hospice Revenue Recognition

Hospice Medicare Revenue

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily or hourly rates for each of the four main levels of care we deliver. The four main levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounts for 96% of our total net Medicare hospice service revenue for the three and six-month periods ended June 30, 2012, respectively as compared to 97% for the three and six-month periods ended June 30, 2011, respectively. We make adjustments to Medicare revenue for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes our historical collection rate on Medicare claims, and record it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable.

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap for each provider number, we monitor these caps and estimate amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in other accrued liabilities. We have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2009. For the Federal cap years ended October 31, 2010 through October 31, 2012, we have $4.2 million recorded for estimated amounts due back to Medicare in other accrued liabilities as of June 30, 2012 and $3.1 million recorded as of December 31, 2011. As a result of our adjustments, we believe our revenue and patients accounts receivable are recorded at amounts that will be ultimately realized.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We believe the credit risk associated with our Medicare accounts, which represent 68% and 73% of our net patient accounts receivable at June 30, 2012 and December 31, 2011, respectively, is limited due to (i) our historical collection rate of over 99% from Medicare and (ii) the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable, which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. During the three and six-month periods ended June 30, 2012, we recorded $2.2 million and $5.0 million, respectively, in estimated revenue adjustments to Medicare revenue as compared to $2.4 million and $4.7 million during the three and six-month periods ended June 30, 2011, respectively.

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

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

	Fair Value at Reporting Date Using
Financial Instrument	As of June 30, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations, excluding capital leases	$128.4	$—	$134.6	$—

The estimates of the fair value of our long-term debt are based upon a discounted present value analysis of future cash flows. Due to the existing uncertainty in the capital and credit markets the actual rates that would be obtained to borrow under similar conditions could materially differ from the estimates we have used.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The three levels of inputs are as follows:

•	Level 1 – Quoted prices in active markets for identical assets and liabilities.

•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.

For our other financial instruments, including our cash and cash equivalents, patient accounts receivable, accounts payable and accrued expenses, we estimate the carrying amounts’ approximate fair value. Our deferred compensation plan assets are recorded at fair value.

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

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2012	2011	2012	2011
Weighted average number of shares outstanding - basic	29,780	28,625	29,584	28,495
Effect of dilutive securities:
Stock options	23	80	16	86
Non-vested stock and stock units	223	305	303	357

Weighted average number of shares outstanding - diluted	30,026	29,010	29,903	28,938

Anti-dilutive securities	531	2	595	—

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

2012 Acquisitions

On May 1, 2012, we acquired one home health care center and four hospice care centers in Louisiana for a total purchase price of $6.4 million (subject to certain adjustments). The purchase price was paid with cash on hand on the date of the transaction. In connection with the acquisition, we recorded goodwill ($6.0 million), other intangibles ($0.5 million) and other assets and liabilities, net ($0.1 million).

On June 1, 2012, we acquired an in-home physicians practice in Florida for a total purchase price of $2.0 million (subject to certain adjustments). The purchase price was paid with cash on hand on the date of the transaction. In connection with the acquisition, we recorded goodwill ($1.9 million) and other intangibles ($0.1 million).

4. DISCONTINUED OPERATIONS

As part of our ongoing management of our portfolio of care centers, we review each care center’s current financial performance, market penetration, forecasted market growth and the impact of proposed CMS payment revisions. As a result of our review, we exited three home health care centers and consolidated one home health care center during 2012.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Net revenues and operating results for the periods presented for the care centers closed are as follows (dollars in millions):

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2012	2011	2012	2011
Net revenues	$(0.1)	$5.3	$0.1	$10.3
(Loss) before income taxes	(0.2)	(2.1)	(2.0)	(4.8)
Income tax benefit	0.1	0.8	0.8	1.9

Discontinued operations, net of tax	$(0.1)	$(1.3)	$(1.2)	$(2.9)

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The following table summarizes the activity related to our goodwill and other intangible assets, net, as of and for the six-month period ended June 30, 2012 (amounts in millions):

	Goodwill
	Home Health	Hospice	Total
Balances at December 31, 2011	$152.5	$182.2	$334.7
Additions	5.0	3.7	8.7

Balances at June 30, 2012	$157.5	$185.9	$343.4

	Other Intangible Assets, Net
	Certificates of Need and Licenses	Acquired Names of Business (1)	Non-Compete Agreements & Reacquired Franchise Rights (2)	Total
Balances at December 31, 2011	$34.0	$11.8	$4.2	$50.0
Additions	0.3	—	0.3	0.6
Amortization	—	—	(1.3)	(1.3)

Balances at June 30, 2012	$34.3	$11.8	$3.2	$49.3

(1)	Acquired Names of Business includes $11.7 million of unamortized acquired names and $0.1 million of amortized acquired names which have a weighted-average amortization period of 1.7 years.
(2)	The weighted-average amortization period of our non-compete agreements and reacquired franchise rights is 1.6 and 1.1 years, respectively.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. LONG-TERM OBLIGATIONS

Long-term debt consisted of the following for the periods indicated (amounts in millions):

	June 30, 2012	December 31, 2011
Senior Notes:
$35.0 million Series A Notes: semi-annual interest only payments; interest rate at 6.07% per annum; due March 25, 2013	$35.0	$35.0
$30.0 million Series B Notes: semi-annual interest only payments; interest rate at 6.28% per annum; due March 25, 2014	30.0	30.0
$35.0 million Series C Notes: semi-annual interest only payments; interest rate at 6.49% per annum; due March 25, 2015	35.0	35.0
$150.0 million Term Loan; $7.5 million principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (1.25% at June 30, 2012); due March 26, 2013	22.5	37.5
Promissory notes	5.9	7.9

	128.4	145.4
Current portion of long-term obligations	(60.7)	(33.9)

Total	$67.7	$111.5

Our weighted average interest rate for our five year Term Loan was 1.3% and 1.2% for the three and six-month periods ended June 30, 2012, respectively as compared to 1.0% for the three and six-month periods ended June 30, 2011, respectively.

As of June 30, 2012, our total leverage ratio was 1.2 and our fixed charge coverage ratio was 1.4.

As of June 30, 2012, our availability under our $250.0 Revolving Credit Facility, which will expire on March 26, 2013, was $229.5 million as we had $20.5 million outstanding in letters of credit.

7. COMMITMENTS AND CONTINGENCIES

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

All defendants previously moved to dismiss the Securities Complaint. On June 28, 2012, the United States District Court for the Middle District of Louisiana granted the defendants’ motion to dismiss the Securities Complaint. On July 26, 2012, the Co-Lead Plaintiffs filed a motion for reconsideration. Through that motion, the Co-Lead Plaintiffs have asked the Court to rescind its June 28, 2012 dismissal order and to reverse its decision to grant the Defendants’ motion to dismiss. In the alternative, the Co-Lead Plaintiffs have asked the Court to modify its dismissal order to grant Co-Lead Plaintiffs permission to file a second amended complaint. Defendants have not yet responded to the motion for reconsideration.

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

AMEDISYS, INC. AND SUBSIDIARIES

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

Stark Law

In May 2012, the Company made a disclosure to CMS under the agency’s Stark Law Self-Referral Disclosure Protocol relating to certain services agreements between a subsidiary of the Company and a large physician group. During some period of time since December 2007, the arrangements appear not to have complied in certain respects with an applicable exemption to the Stark Law referral prohibition. Revenue earned as a result of referrals from the physician group since December 2007 was approximately $4 million. The Company intends to cooperate with CMS in its review of this matter.

Wage and Hour Litigation

On July 25, 2012, a putative collective and class action complaint was filed in the United States District Court for the District of Connecticut against the Company in which three former employees allege wage and hour law violations. The former employees claim they were paid under both a per-visit and an hourly basis, thereby misclassifying them as exempt employees and entitling them to overtime pay. The plaintiffs allege continuing violations of federal and state law and seek damages under the Fair Labor Standards Act (“FLSA”), as well as under the Pennsylvania Minimum Wage Act. Plaintiffs seek class certification of similar employees and seek attorneys’ fees, back wages and liquidated damages going back three years under the FLSA and three years under the Pennsylvania statute.

We are unable to assess the probable outcome or reasonably estimate the potential liability, if any, arising from the SEC investigation, the U.S. Department of Justice CIDs, the Stark Law matter we have disclosed to CMS and the securities, shareholder derivative, ERISA and wage and hour litigation described above given the preliminary stage of these matters. The Company intends to continue to vigorously defend itself in the securities, shareholder derivative, ERISA and wage and hour litigation matters. No assurances can be given as to the timing or outcome of the SEC investigation, the U.S. Department of Justice CIDs, the Stark Law matter we have disclosed to CMS or the securities, shareholder derivative, ERISA and wage and hour litigation matters described above or the impact of any of the inquiry, investigation or litigation matters on the Company, its consolidated financial condition, results of operations or cash flows, which could be material, individually or in the aggregate.

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

In January 2010, our subsidiary that provides home health services in Dayton, Ohio received from a Medicare Program Safeguard Contractor (“PSC”) a request for records regarding 137 claims submitted by the subsidiary paid from January 2, 2008 through November 10, 2009 (the “Claim Period”) to determine whether the underlying services met pertinent Medicare payment requirements. Based on the PSC’s findings for 114 of the claims, which were extrapolated to all claims for home health services provided by the Dayton subsidiary paid during the Claim Period, on March 9, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment of approximately $5.6 million. Our Dayton subsidiary made requests for redetermination to the MAC, which subsequently issued a series of redetermination decisions (“Redetermination Decisions”), 110 of which were unfavorable. Our subsidiary appealed 85 of the unfavorable Redetermination Decisions to MAXIMUS Federal Services, the qualified independent contractor (“QIC”) designated to process appeals from the MAC’s decisions. In November 2011, the QIC affirmed those Redetermination Decisions. We dispute the QIC’s

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

findings and have requested appeal hearings before an administrative law judge (“ALJ”) in which we will seek to have those findings overturned. The ALJ hearings have not been scheduled, and no assurances can be given as to the timing or outcome of the ALJ appeal. As of June 30, 2012, we have recorded no liability with respect to the pending appeals as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a Zone Program Integrity Contractor (“ZPIC”) a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the MAC for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment of approximately $5.5 million. Our Florence subsidiary made requests for redetermination to the MAC, which subsequently issued a series of redetermination decisions (“Florence Redetermination Decisions”), which were favorable for 4 beneficiaries and unfavorable for 12 beneficiaries. The MAC communicated these decisions to the ZPIC, which re-extrapolated the findings and established a new alleged extrapolated overpayment of $6.3 million. Our subsidiary appealed all of the unfavorable Florence Redetermination Decisions to MAXIMUS Federal Services, the QIC designated to process appeals from the MAC’s decisions. On March 13, 2012, the QIC issued a favorable decision for one beneficiary and unfavorable decisions for 11 beneficiaries. On May 31, 2012, the ZPIC re-extrapolated the findings and established a new alleged extrapolated overpayment of $6.1 million. We dispute the QIC’s unfavorable findings and have requested appeal hearings before an ALJ in which we will seek to have those findings overturned. The ALJ hearings have not been scheduled, and no assurances can be given as to the timing or outcome of the ALJ appeal. In the event we pay any amount of this alleged overpayment, we are indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. As of June 30, 2012, we have recorded no liability with respect to the pending appeals as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

In July 2009, Beacon Hospice, Inc., a subsidiary we acquired on June 7, 2011 (“Beacon”), received from Massachusetts Peer Review Organization, Inc. (“MassPro”), an entity contracted with the Massachusetts Office of Medicaid, a request for records regarding 25 beneficiaries in Boston, Framingham and Plymouth, Massachusetts, who received hospice services from Beacon during the period of August 1, 2007 through July 31, 2008 (the “Review Period”) to determine whether the underlying services met pertinent MassHealth Program regulations. Based on Masspro’s findings for 89 of the 112 claims submitted in connection with these beneficiaries, which were extrapolated to all MassHealth claims for hospice services provided by Beacon billed during the Review Period, on February 15, 2012, MassPro issued a notice of overpayment seeking recovery from Beacon of an alleged overpayment of approximately $6.6 million. The Review Period covers a time before our ownership of Beacon, and in the event we pay any amount of this alleged overpayment, we are indemnified by the prior owners of Beacon for such amounts. An appeal was filed on May 31, 2012. We dispute these findings and intend to vigorously seek to have these findings overturned, but no assurances can be given as to the timing or outcome of any appeal. As of June 30, 2012, we have recorded no liability with respect to the pending appeals as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. SEGMENT INFORMATION

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Three-Month Periods Ended June 30,2012
	Home Health	Hospice	Other	Total
Net service revenue	$304.8	$73.7	$—	$378.5
Cost of service, excluding depreciation and amortization	174.3	38.0	—	212.3
General and administrative expenses	68.4	13.4	54.3	136.1
Provision for doubtful accounts	4.0	0.7	—	4.7
Depreciation and amortization	3.4	0.3	6.2	9.9

Operating expenses	250.1	52.4	60.5	363.0

Operating (loss) income	$54.7	$21.3	$(60.5)	$15.5

	For the Three-Month Periods Ended June 30,2011
	Home Health	Hospice	Other	Total
Net service revenue	$321.6	$46.8	$—	$368.4
Cost of service, excluding depreciation and amortization	164.2	25.2	—	189.4
General and administrative expenses	70.5	9.2	47.4	127.1
Provision for doubtful accounts	2.2	0.1	—	2.3
Depreciation and amortization	3.7	0.2	5.6	9.5

Operating expenses	240.6	34.7	53.0	328.3

Operating (loss) income	$81.0	$12.1	$(53.0)	$40.1

	For the Six-Month Periods Ended June 30,2012
	Home Health	Hospice	Other	Total
Net service revenue	$606.2	$143.1	$—	$749.3
Cost of service, excluding depreciation and amortization	346.3	74.5	—	420.8
General and administrative expenses	138.8	26.1	105.1	270.0
Provision for doubtful accounts	9.1	1.5	—	10.6
Depreciation and amortization	6.6	0.6	12.7	19.9

Operating expenses	500.8	102.7	117.8	721.3

Operating (loss) income	$105.4	$40.4	$(117.8)	$28.0

	For the Six-Month Periods Ended June 30,2011
	Home Health	Hospice	Other	Total
Net service revenue	$642.4	$85.3	$—	$727.7
Cost of service, excluding depreciation and amortization	331.3	45.4	—	376.7
General and administrative expenses	144.0	17.1	95.6	256.7
Provision for doubtful accounts	5.3	0.1	—	5.4
Depreciation and amortization	6.7	0.3	11.7	18.7

Operating expenses	487.3	62.9	107.3	657.5

Operating (loss) income	$155.1	$22.4	$(107.3)	$70.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and six-month periods ended June 30, 2012. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2012 (the “Form 10-K”), which are incorporated herein by this reference.

Unless otherwise provided, “Amedisys,” “we,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.

Overview

We are a leading provider of high-quality, low-cost home health services to the chronic, co-morbid, aging American population with approximately 82% and 84% of our revenue derived from Medicare for the three-month periods ended June 30, 2012 and 2011, respectively and approximately 83% and 85% of our revenue derived from Medicare for the six-month periods ended June 30, 2012 and 2011, respectively. During the three-month period ended June 30, 2012, we had $378.5 million in net service revenue, earnings per diluted share of $0.26 and cash flow from operations of $23.2 million. For the six-month period ended June 30, 2012, we had $749.3 million in net service revenue, earnings per diluted share of $0.44 and cash flow from operations of $35.0 million.

Our operations involve servicing patients through our two reportable business segments: home health and hospice. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgical procedure. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. As of June 30, 2012, we owned and operated 437 Medicare-certified home health care centers, 93 Medicare-certified hospice care centers and two hospice inpatient units in 38 states within the United States, the District of Columbia and Puerto Rico as detailed below:

	Owned and Operated Care Centers
	Home Health	Hospice
At December 31, 2011	439	87
Acquisitions	1	5
Start-ups	1	1
Closed	(3)	—
Consolidated	(1)	—

At June 30, 2012	437	93

In accordance with applicable accounting guidance, the care centers which were closed in 2012 (three home health care centers) and 2011 (27 home health care centers and two hospice care centers) are presented as discontinued operations in our condensed consolidated financial statements.

When we refer to “same store business,” we mean home health and hospice care centers that we have operated for at least the last twelve months; when we refer to “acquisitions,” we mean home health and hospice care centers that we acquired within the last twelve months; and when we refer to “start-ups,” we mean home health or hospice care centers opened by us in the last twelve months. Once a care center has been in operation for a twelve month period, the results for that particular care center are included as part of our same store business from that date forward. When we refer to episodic-based revenue, admissions, recertifications or completed episodes, we mean home health revenue, admissions, recertifications or completed episodes of care for those payors that pay on an episodic-basis, which includes Medicare and other insurance carriers including Medicare Advantage programs.

Recent Developments

Governmental Inquiries and Investigations and Stockholder Litigation

See Note 7 to our condensed consolidated financial statements for a discussion of the recent governmental inquiry, investigations and subsequent stockholder litigation we are involved in. No assurances can be given as to the timing or outcome of these items.

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

Payment

In July 2012, CMS issued a proposed rule to update and revise Medicare home health reimbursement rates for the calendar year 2013. The proposed rule includes a 2.5% market basket increase, a 1% reduction mandated by the PPACA, and a negative 1.32% case-mix adjustment. The net effect of these changes is a 0.16% increase in the base rate. Additionally, the wage index was updated which impacts providers differently depending on their geographic location. In total, CMS estimates that the effect of the updated wage index will lower reimbursement by 0.34%, and that the impact of both the updated wage index and the base rate change will result in a 0.10% reduction in reimbursement to home health providers.

In July 2012, CMS issued a notice to update and revise the Medicare hospice wage index for fiscal year 2013. The notice includes a 2.6% market basket update which is reduced by the following: a productivity adjustment of 0.7%, a 0.3% adjustment from the PPACA and 0.7% for the updated wage index and budget neutrality adjustment factor. The net effect of the notice increases the base rate for 2013 by 0.9%.

The failure of the 2011 Joint Select Committee to meet its Deficit Reduction goal will result in an automatic reduction to Medicare home health and hospice payments of 2% in 2013. These cuts, in addition to the payment updates discussed above, will go into effect unless a new law is enacted that specifically addresses these cuts.

National Agreement with Humana

On July 1, 2012, we received a notice of termination without cause effective September 30, 2012, of our episodic-based national home health services provider agreement with Humana, Inc. (“Humana”). We are currently in negotiations to revise all or part of our contractual relationships with Humana. Revenue from patients admitted under the existing Humana agreement is approximately 5% of our total net service revenue for the three and six-month periods ended June 30, 2012. It is uncertain at this time the effect that these developments will have on our future results of operations and cash flows.

Results of Operations

Three-Month Period Ended June 30, 2012 Compared to the Three-Month Period Ended June 30, 2011

Consolidated

The following table summarizes our consolidated results of operations (amounts in millions):

	For the Three-Month Periods Ended June 30,
	2012	2011
Net service revenue	$378.5	$368.4
Gross margin, excluding depreciation and amoritzation	166.2	179.0
% of revenue	43.9%	48.6%
Other operating expenses	150.7	138.9
% of revenue	39.8%	37.7%

Operating income	15.5	40.1

Income tax expense	(5.7)	(15.0)
Effective income tax rate	41.5%	39.5%

Income from continuing operations	8.1	23.0

Net loss from discontinued operations	(0.1)	(1.3)

Net income attributable to Amedisys, Inc.	$7.9	$21.7

Our operating income from continuing operations declined $25 million as our home health and hospice operating income decreased $17 million and corporate expenses increased $8 million. Our home health operating income declined primarily as a result of the 2012 CMS rate cut, lower episodic volumes and an increase in cost per visit. Our hospice operations experienced strong growth in average daily census and continued to benefit from our acquisition of Beacon Hospice, Inc. (“Beacon”) in June 2011. The increase in corporate expense resulted from a change in the classification of support personnel from the home health division to corporate operating expenses, additional meeting costs and the prior year benefiting from the reversal of a portion of accrued incentive compensation.

Discontinued operations include the three and 29 care centers we closed during the three-month period ended March 31, 2012 and during 2011, respectively. Their results are detailed below (amounts in millions):

	For the Three-Month Periods Ended June 30,
	2012	2011
Net revenues	$(0.1)	$5.3
(Loss) before income taxes	(0.2)	(2.1)
Income tax benefit	0.1	0.8

Discontinued operations, net of tax	$(0.1)	$(1.3)

Home Health Division

The following table summarizes our home health segment results from continuing operations:

	For the Three-Month Periods Ended June 30,
	2012			2011
	Same Store	Start-ups/ Acquisitions	Total	Same Store	Other (1)	Total
Financial Information (in millions):
Episodic-based revenue	$274.5	$1.4	$275.9	$297.9	$5.2	$303.1
Non-episodic revenue	28.9	—	28.9	18.3	0.2	18.5

Net service revenue	303.4	1.4	304.8	316.2	5.4	321.6
Episodic-based revenue growth (2)	(8%)		(9%)

Cost of service	173.3	1.0	174.3	160.9	3.3	164.2

Gross margin	130.1	0.4	130.5	155.3	2.1	157.4
Other operating expenses	75.1	0.7	75.8	73.2	3.2	76.4

Operating income	$55.0	$(0.3)	$54.7	$82.1	$(1.1)	$81.0

Key Statistical Data:
Admissions:
Episodic-based	58,725	343	59,068	56,775	1,120	57,895
Non-episodic	15,229	19	15,248	10,321	135	10,456

Total admissions	73,954	362	74,316	67,096	1,255	68,351

Episodic-based admission growth (2)	3%		2%

Recertifications:
Episodic-based	40,378	132	40,510	43,172	620	43,792
Non-episodic	5,549	11	5,560	4,339	41	4,380

Total recertifications	45,927	143	46,070	47,511	661	48,172

Episodic-based recertification growth (2)	(6%)		(7%)

Completed Episodes:
Episodic-based	95,916	380	96,296	97,589	2,012	99,601

Visits:
Episodic-based	1,864,017	9,552	1,873,569	1,871,575	32,873	1,904,448
Non-episodic	288,316	347	288,663	199,091	1,991	201,082

Total visits	2,152,333	9,899	2,162,232	2,070,666	34,864	2,105,530

Cost per Visit	$80.52	$100.60	$80.61	$77.68	$95.59	$77.98

Average episodic-based revenue per completed episode (3)	$2,859	$3,061	$2,860	$3,031	$3,087	$3,032

Episodic-based visits per completed episode (4)	19.1	17.7	19.1	18.9	18.3	18.9

(1)	Care centers for the prior period which are not considered same store care centers (i.e., care centers consolidated in prior period or unopened startups).
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

Net Service Revenue

Our revenue decreased $17 million as we experienced a $27 million decline in our episodic revenue offset by a $10 million increase in our private non-episodic revenue. The decline in our episodic revenue resulted from a $15 million decrease due to lower revenue per episode, an $8 million decrease in volume, and the receipt of a $4 million CMS bonus payment in 2011 with no comparable item in 2012.

The 2012 CMS rate cut accounted for $12 million of our rate decline. The remainder is attributable to an additional decrease in revenue per episode offset by an improvement in our handling the CMS functional assessment requirements.

The volume decrease consists of a 2% increase in our episodic admissions which was negated by a 7% decline in recertifications. The decrease in recertifications is due to a lower recertification rate on our episodes completed during the quarter with the remainder attributable to a lower patient census.

Our private non-episodic revenue increased by $10 million due to the addition of two significant managed care contracts during the first quarter of 2012 which impacted our patient volume. We anticipate these private non-episodic volumes to remain significantly higher than the 2011 comparables for the remainder of 2012.

Cost of Service, excluding Depreciation and Amortization

The increase in cost of service of $10 million is due to higher private non-episodic volumes and an increase in our cost per visit. The additional visits accounted for $4 million of the increase with the remainder due to an increase in cost per visit resulting from wage increases that were effective April 2012.

Other Operating Expenses

Other operating expenses benefitted from a reclassification of support personnel from our home health division to corporate operating expenses. Adjusting for this change, other operating expenses increased $4 million primarily due to increases in salaries and wages and an increase in our provision for doubtful accounts as a result of our increase in non-episodic revenue.

Hospice Division

The following table summarizes our hospice segment results from continuing operations:

	For the Three-Month Periods Ended June 30,
	2012			2011
	Same Store	Start-ups/ Acquisitions	Total	Same Store	Other (1)	Total
Financial Information (in millions):
Medicare revenue	$52.9	$16.9	$69.8	$43.2	$0.5	$43.7
Non-Medicare revenue	3.0	0.9	3.9	3.1	—	3.1

Net service revenue	55.9	17.8	73.7	46.3	0.5	46.8
Medicare revenue growth (2)	22%		60%

Cost of service	27.7	10.3	38.0	24.8	0.4	25.2

Gross margin	28.2	7.5	35.7	21.5	0.1	21.6
Other operating expenses	10.4	4.0	14.4	8.9	0.6	9.5

Operating income	$17.8	$3.5	$21.3	$12.6	$(0.5)	$12.1

Key Statistical Data:

Hospice admits	3,846	1,045	4,891	3,658	44	3,702
Hospice days	393,662	106,564	500,226	336,818	4,051	340,869
Average daily census	4,326	1,171	5,497	3,701	45	3,746
Revenue per day	$142.10	$166.76	$147.36	$137.39	$133.78	$137.34
Cost of service per day	$70.13	$96.66	$75.78	$73.52	$112.66	$73.99
Average length of stay	97	88	95	86	77	86

(1)	Care centers for the prior period which are not considered same store care centers (i.e. care centers consolidated in prior period or unopened startups).
(2)	Medicare revenue growth is the percent increase in our Medicare revenue for the period as a percent of the Medicare revenue of the prior period.

Net Service Revenue

Our hospice revenue increased $27 million with $10 million from our same store care centers and $17 million as a result of our acquisition of Beacon.

Hospice revenue is primarily impacted by average daily census, levels of care and payment rates. The increase in same store revenue is due to a 17% increase in same store average daily census over 2011. Our 2012 revenue includes an increase related to an annual hospice rate increase effective October 1, 2011, which was approximately 2.5%. Additionally, our 2012 hospice revenue is net of a $0.3 million hospice cap adjustment, which is down $0.6 million from 2011. We have seen strong growth in our hospice operations over the past two years, and we expect this growth rate to moderate as the care centers mature.

Cost of Service, excluding Depreciation and Amortization

Our hospice cost of service increased $13 million due to our acquisition of Beacon and the 17% increase in our same store average daily census. Our same store cost of service increased 12%, which is comparable to the increase in our same store average daily census. Our hospice clinicians are generally paid on a salaried basis, and our care centers are staffed based on the average census of the care center.

Other Operating Expenses

Our other operating expenses increased $5 million primarily due to our acquisition of Beacon and an increase in our provision for doubtful accounts.

Six-Month Period Ended June 30, 2012 Compared to the Six-Month Period Ended June 30, 2011

Consolidated

The following table summarizes our consolidated results of operations (amounts in millions):

	For the Six-Month Periods Ended June 30,
	2012	2011
Net service revenue	$749.3	$727.7
Gross margin, excluding depreciation and amortization	328.5	351.0
% of revenue	43.8%	48.2%
Other operating expenses	300.5	280.8
% of revenue	40.1%	38.6%

Operating income	28.0	70.2

Income tax expense	(10.4)	(26.1)
Effective income tax rate	41.5%	39.5%

Income from continuing operations	14.6	39.9

Net loss from discontinued operations	(1.2)	(2.9)

Net income attributable to Amedisys, Inc.	$13.3	$36.9

Our operating income from continuing operations declined $42 million as our home health and hospice operating income decreased $31 million and corporate operating expenses increased $11 million. Our home health operating income declined primarily as a result of the 2012 CMS rate cut, additional reductions in our rate of reimbursement on episodic revenue, lower episodic volumes and an increase in cost per visit. Our hospice operations experienced strong growth in average daily census and continued to benefit from our acquisition of Beacon. Our corporate expenses increased primarily due to a reclassification of support personnel from our home health division to corporate operating expenses and increases in depreciation and amortization.

Discontinued operations include the three and 29 care centers we closed during the three-month period ended March 31, 2012 and during 2011, respectively. Their results are detailed below (amounts in millions):

	For the Six-Month Periods Ended June 30,
	2012	2011
Net revenues	$0.1	$10.3
(Loss) before income taxes	(2.0)	(4.8)
Income tax benefit	0.8	1.9

Discontinued operations, net of tax	$(1.2)	$(2.9)

Home Health Division

The following table summarizes our home health segment results from continuing operations:

	For the Six-Month Periods Ended June 30,
	2012			2011
	Same Store	Start-ups/ Acquisitions	Total	Same Store	Other (1)	Total
Financial Information (in millions):
Episodic-based revenue	$550.4	$2.9	$553.3	$593.6	$12.2	$605.8
Non-episodic revenue	52.7	0.2	52.9	36.3	0.3	36.6

Net service revenue	603.1	3.1	606.2	629.9	12.5	642.4
Episodic-based revenue growth (2)	(7%)		(9%)

Cost of service	344.2	2.1	346.3	323.9	7.4	331.3

Gross margin	258.9	1.0	259.9	306.0	5.1	311.1
Other operating expenses	152.9	1.6	154.5	148.1	7.9	156.0

Operating income	$106.0	$(0.6)	$105.4	$157.9	$(2.8)	$155.1

Key Statistical Data:
Admissions:
Episodic-based	118,183	759	118,942	116,571	2,731	119,302
Non-episodic	29,597	122	29,719	20,726	276	21,002

Total admissions	147,780	881	148,661	137,297	3,007	140,304

Episodic-based admission growth (2)	1%		—

Recertifications:
Episodic-based	81,026	283	81,309	85,707	1,346	87,053
Non-episodic	10,256	30	10,286	8,543	78	8,621

Total recertifications	91,282	313	91,595	94,250	1,424	95,674

Episodic-based recertification growth (2)	(5%)		(7%)

Completed Episodes:
Episodic-based	190,213	806	191,019	193,357	4,260	197,617

Visits:
Episodic-based	3,734,936	18,785	3,753,721	3,736,817	76,426	3,813,243
Non-episodic	536,362	2,020	538,382	395,072	3,818	398,890

Total visits	4,271,298	20,805	4,292,103	4,131,889	80,244	4,212,133

Cost per Visit	$80.59	$101.30	$80.69	$78.36	$93.13	$78.64

Average episodic-based revenue per completed episode (3)	$2,856	$3,061	$2,857	$3,028	$3,135	$3,030

Episodic-based visits per completed episode (4)	18.9	17.8	18.9	18.7	18.9	18.7

(1)	Care centers for the prior period which are not considered same store care centers (i.e., care centers consolidated in prior period or unopened startups).
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

Net Service Revenue

During the six month period ended June 30, 2012, revenue decreased $36 million as we experienced a $52 million decline in our episodic based revenue and a $16 million increase in our non-episodic revenue. The decrease in episodic-based revenue consisted of $31 million as a result of lower revenue per episode, $17 million from declining volume and the receipt of a $4 million CMS bonus payment with no comparable item in 2012.

The lower rate of reimbursement includes $31 million resulting from the effect of CMS regulations, as the 2012 rate cut reduced our revenue by $24 million, while the functional assessment requirements and a reduction in the therapy needs of our patients reduced our revenue by $7 million.

Our private non-episodic revenue increased by $16 million due to the addition of two significant managed care contracts during the first quarter of 2012 which impacted our patient volume. We anticipate these non-episodic volumes to remain significantly higher than the 2011 comparables for the remainder of 2012.

Cost of Service, excluding Depreciation and Amortization

The increase in cost of service of $15 million is due to higher private non-episodic volumes and an increase in our cost per visit. The additional visits accounted for $6 million of the increase, with the remainder due to an increase in cost per visit resulting from wage increases that were effective April 2012.

Other operating expenses benefitted from a reclassification of support personnel from our home health division to corporate operating expenses. Adjusting for this change, other operating expenses increased $7 million primarily due to increases in salaries and wages and an increase in our provision for doubtful accounts as a result of the increase in non-episodic revenue.

Hospice Division

The following table summarizes our hospice segment results from continuing operations:

	For the Six-Month Periods Ended June 30,
	2012			2011
	Same Store	Start-ups/ Acquisitions	Total	Same Store	Other (1)	Total
Financial Information (in millions):
Medicare revenue	$94.8	$40.3	$135.1	$78.9	$0.9	$79.8
Non-Medicare revenue	5.8	2.2	8.0	5.4	0.1	5.5

Net service revenue	100.6	42.5	143.1	84.3	1.0	85.3
Medicare revenue growth (2)	20%		69%

Cost of service	50.7	23.8	74.5	44.4	1.0	45.4

Gross margin	49.9	18.7	68.6	39.9	—	39.9
Other operating expenses	19.1	9.1	28.2	16.1	1.4	17.5

Operating income	$30.8	$9.6	$40.4	$23.8	$(1.4)	$22.4

Key Statistical Data:

Hospice admits	7,144	2,649	9,793	6,768	97	6,865
Hospice days	721,547	250,928	972,475	614,840	7,324	622,164
Average daily census	3,965	1,378	5,343	3,397	40	3,437
Revenue per day	$139.47	$169.49	$147.22	$137.14	$136.53	$137.13
Cost of service per day	$70.06	$94.74	$76.42	$72.26	$138.43	$73.04
Average length of stay	94	90	93	87	67	87

(1)	Care centers for the prior period which are not considered same store care centers (i.e. care centers consolidated in prior period or unopened startups).
(2)	Medicare revenue growth is the percent increase in our Medicare revenue for the period as a percent of the Medicare revenue of the prior period.

Net Service Revenue

Our hospice revenue increased $58 million with $16 million from our same store care centers, $2 million from our start-up care centers and $40 million from our acquired care centers.

Hospice revenue is primarily impacted by average daily census, levels of care and payment rates. The increase in same store revenue is due to a 17% increase in same store average daily census over 2011. Our 2012 revenue includes an increase related to an annual hospice rate increase effective October 1, 2011, which was approximately 2.5%. Additionally, our 2012 hospice revenue is net of a $1.0 million hospice cap adjustment, which is down $0.3 million from 2011. We have seen strong growth in our hospice operations over the past two years, and we expect this growth rate to moderate as the care centers mature.

Cost of Service, excluding Depreciation and Amortization

Our hospice cost of service increased $29 million due to our acquisition of Beacon and the 17% increase in our same store average daily census. Our same store cost of service increased 14%, which is comparable to the increase in our same store average daily census. Our hospice clinicians are generally paid on a salaried basis, and our care centers are staffed based on the average census of the care center.

Other Operating Expenses

Our other operating expenses increased $11 million as we added $10 million due to our acquisition of Beacon with the remainder of the increase related to an increase in our provision for doubtful accounts.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Six-Month Periods Ended June 30,
	2012	2011
Cash provided by operating activities	$35.0	$76.5
Cash used in investing activities	(27.9)	(151.5)
Cash used in financing activities	(17.9)	(17.2)

Net decrease in cash and cash equivalents	(10.8)	(92.2)
Cash and cash equivalents at beginning of period	48.0	120.3

Cash and cash equivalents at end of period	$37.2	$28.1

Cash provided by operating activities decreased $41.5 million during 2012 compared to 2011 primarily due to the reduction in reimbursement as a result of the CMS rate cut and a decline in operating performance, as well as a 2.0 day increase in our days revenue outstanding.

Cash used in investing activities decreased $123.6 million during 2012 compared to 2011 due to a decrease in capital expenditures of $5.8 million and a decrease in acquisition activities of $117.6 million.

Cash used in financing activities was relatively flat during 2012 compared to 2011. We decreased our outstanding long-term obligations net of borrowings by $17.0 million from December 31, 2011.

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program; however, from time to time, we can and do obtain additional sources of liquidity through sales of our equity or by the incurrence of additional indebtedness. As of June 30, 2012, we had $37.2 million in cash and cash equivalents and $229.5 million in availability under our $250.0 million Revolving Credit Facility.

During 2012, we spent $20.2 million in routine capital expenditures, which primarily included equipment and computer software and hardware. Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements over the next twelve months and into the foreseeable future.

Outstanding Patient Accounts Receivable

Our patient accounts receivable, net increased $15.1 million from December 31, 2011 to June 30, 2012. Our cash collection as a percentage of revenue was 100.3% for the six-month period ended June 30, 2012, and 104.1% for the six-month period ended December 31, 2011. Our days revenue outstanding, net has increased 2.7 days since December 2011 primarily due to our larger percentage of non-Medicare home health revenue.

Our patient accounts receivable includes unbilled receivables and are aged based upon our initial service date. At June 30, 2012, our unbilled patient accounts receivable, as a percentage of gross patient accounts receivable, was 28.0%, or $53.1 million, compared to 28.3%, or $48.8 million, at December 31, 2011. We monitor unbilled receivables on a care center by care center basis to ensure that all efforts are made to bill claims within timely filing deadlines. The timely filing deadline for Medicare is one year from the date the episode was completed and varies by state for Medicaid-reimbursable services and among insurance companies and other private payors.

Our provision for estimated revenue adjustments (which is deducted from our service revenue to determine net service revenue) and provision for doubtful accounts were as follows for the periods indicated (amounts in millions). We fully reserve for both our Medicare and other patient accounts receivable that are aged over 365 days.

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2012	2011	2012	2011
Provision for estimated revenue adjustments (1)	$2.4	$2.5	$5.2	$4.9
Provision for doubtful accounts (2)	4.7	2.2	10.6	5.3

Total	$7.1	$4.7	$15.8	$10.2

As a percent of revenue	1.9%	1.3%	2.1%	1.4%

(1)

Includes $0.2 and $0.1 million from discontinued operations for the three months ended June 30, 2012 and 2011, respectively, and $0.2 million from discontinued operations for the six months ended June 30, 2012 and 2011, respectively.

(2)

Includes less than $0.1 million and $0.1 million from discontinued operations for the three months ended June 30, 2012 and 2011, respectively, and $0.1 million from discontinued operations for the six months ended June 30, 2012 and 2011, respectively.

The following schedules detail our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding, net):

	0-90	91-180	181-365	Over 365	Total
At June 30, 2012:
Medicare patient accounts receivable, net (1)	$91.4	$14.6	$5.2	$—	$111.2

Other patient accounts receivable:
Medicaid	10.9	2.3	1.7	0.4	15.3
Private	34.8	12.6	6.9	2.0	56.3

Total	$45.7	$14.9	$8.6	$2.4	$71.6

Allowance for doubtful accounts (2)					(19.6)

Non-Medicare patient accounts receivable, net					$52.0

Total patient accounts receivable, net					$163.2

Days revenue outstanding, net (3)					38.0

	0-90	91-180	181-365	Over 365	Total
At December 31, 2011:
Medicare patient accounts receivable, net (1)	$87.8	$18.1	$2.3	$—	$108.2

Other patient accounts receivable:
Medicaid	12.3	2.9	1.2	0.3	16.7
Private	27.0	6.9	4.9	1.8	40.6

Total	$39.3	$9.8	$6.1	$2.1	$57.3

Allowance for doubtful accounts (2)					(17.4)

Non-Medicare patient accounts receivable, net					$39.9

Total patient accounts receivable, net					$148.1

Days revenue outstanding, net (3)					35.3

(1)

The following table summarizes the activity and ending balances in our estimated revenue adjustments (amounts in millions), which is recorded to reduce our Medicare outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the Three-Month Period Ended June 30, 2012	For the Three-Month Period Ended December 31, 2011	For the Six-Month Period Ended June 30, 2012	For the Six-Month Period Ended December 31, 2011
Balance at beginning of period	$6.6	$6.8	$6.8	$7.2
Provision for estimated revenue adjustments (a)	2.4	4.0	5.2	7.2
Write offs	(2.4)	(4.0)	(5.4)	(7.6)

Balance at end of period	$6.6	$6.8	$6.6	$6.8

(a)

Includes $0.2 million and less than $0.1 million from discontinued operations for the three month periods ended June 30, 2012 and December 31, 2011, respectively and $0.2 million and $0.1 million from discontinued operations for the six month periods ended June 30, 2012 and December 31, 2011, respectively.

Our estimated revenue adjustments were 5.6% and 5.9% of our outstanding Medicare patient accounts receivable at June 30, 2012 and December 31, 2011, respectively.

(2)

The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in millions), which is recorded to reduce only our Medicaid and private payer outstanding patient accounts receivable to their estimated net realizable value.

	For the Three-Month Period Ended June 30, 2012	For the Three-Month Period Ended December 31, 2011	For the Six-Month Period Ended June 30, 2012	For the Six-Month Period Ended December 31, 2011
Balance at beginning of period	$18.6	$18.1	$17.4	$18.2
Provision for doubtful accounts (a)	4.7	3.8	10.6	8.3
Write offs	(3.7)	(4.5)	(8.4)	(9.1)

Balance at end of period	$19.6	$17.4	$19.6	$17.4

(a)

Includes less than $0.1 million from discontinued operations for the three month periods ended June 30, 2012 and December 31, 2011 respectively, and $0.1 million from discontinued operations for the six month periods ended June 30, 2012 and December 31, 2011 respectively.

Our allowance for doubtful accounts was 27.4% and 30.5% of our outstanding Medicaid and private patient accounts receivable at June 30, 2012 and December 31, 2011, respectively.

(3)

Our calculation of days revenue outstanding, net is derived by dividing our ending net patient accounts receivable (i.e., net of estimated revenue adjustments and allowance for doubtful accounts ) at June 30, 2012 and December 31, 2011 by our average daily net patient revenue for the three-month periods ended June 30, 2012 and December 31, 2011, respectively.

Indebtedness

Our weighted average interest rate for our five year Term Loan was 1.3% and 1.2% for the three and six-month periods ended June 30, 2012, respectively, as compared to 1.0% for the three and six-month periods ended June 30, 2011, respectively.

As of June 30, 2012, our total leverage ratio (used to compute the margin and commitment fees, described in more detail in Note 7 of the financial statements included in our Form 10-K) was 1.2, our fixed charge coverage ratio was 1.4, and we were in compliance with the covenants associated with our long-term obligations.

As of June 30, 2012, our availability under our $250.0 million Revolving Credit Facility, which will expire on March 26, 2013, was $229.5 million as we had $20.5 million outstanding in letters of credit.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility and Term Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows will be exposed to changes in interest rates. As of June 30, 2012, the total amount of outstanding debt subject to interest rate fluctuations was $22.5 million. A 1.0% interest rate change would cause interest expense to change by approximately $0.2 million annually.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2012, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2012, the end of the period covered by this Quarterly Report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended June 30, 2012, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of June  30, 2012, the end of the period covered by this Quarterly Report.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 7 to the condensed consolidated financial statements for information concerning our legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors included in Part I, “Item 1A. — “Risk Factors”” of our Annual Report on Form 10-K. These risk factors could materially impact our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely impact our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended June 30, 2012:

Period	(a) Total Number of Share (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1, 2012 to April 30, 2012	57,480		$14.45	—	$—
May 1, 2012 to May 31, 2012	821		10.14	—	—
June 1, 2012 to June 30, 2012	10,434		12.57	—	—

	68,735	(1)	$14.11	—	—

(1)	Includes shares of common stock surrendered to us by certain employees to:

i. satisfy tax withholding obligations in connection with the vesting of non-vested stock previously awarded to such employees under our 2008 Omnibus Incentive Compensation Plan.

ii. satisfy tax withholding obligations in connection with the exercise of stock options previously awarded to such employees under our 1998 Stock Option Plan.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through October 22, 2009	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

4.2	Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C. and the Purchasers identified on Schedule A thereto, relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 6.07% Series A Senior Notes due March 25, 2013 (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

4.3	Form of Series A Note due March 25, 2013 (attached as Exhibit 1 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.2

4.4	Form of Series B Note due March 25, 2014 (attached as Exhibit 2 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.3

4.5	Form of Series C Note due March 25, 2015 (attached as Exhibit 3 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.4

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.1	Retention Bonus Agreement dated April 5, 2012 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and William F. Borne	The Company’s Current Report on Form 8-K filed on April 10, 2012	0-24260	10.1

10.2	Retention Bonus Agreement dated April 5, 2012 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Jeffrey D. Jeter	The Company’s Current Report on Form 8-K filed on April 10, 2012	0-24260	10.2

10.3	Retention Bonus Agreement dated April 5, 2012 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Michael O. Fleming	The Company’s Current Report on Form 8-K filed on April 10, 2012	0-24260	10.3

10.4	Retention Bonus Agreement dated April 5, 2012 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and David R. Bucey	The Company’s Current Report on Form 8-K filed on April 10, 2012	0-24260	10.4

10.5	Composite Amedisys, Inc. Employee Stock Purchase Plan (inclusive of all amendments through June 7, 2012)	The Company’s Current Report on Form 8-K filed on June 8, 2012	0-24260	10.1

†31.1	Certification of William F. Borne, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Ronald A. LaBorde, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of William F. Borne, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

††32.2	Certification of Ronald A. LaBorde, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††101.INS	XBRL Instance

††101.SCH	XBRL Taxonomy Extension Schema Document

††101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

††101.DEF	XBRL Taxonomy Extension Definition Linkbase

††101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

††101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDISYS, INC. (Registrant)

By:	/s/ Scott G. Ginn

Scott G. Ginn,
Principal Accounting Officer and Duly Authorized Officer

Date: August 7, 2012

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed and the exhibits marked with a double cross (††) are furnished with this Form 10-K. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through October 22, 2009	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

4.2	Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C. and the Purchasers identified on Schedule A thereto, relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 6.07% Series A Senior Notes due March 25, 2013 (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

4.3	Form of Series A Note due March 25, 2013 (attached as Exhibit 1 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.2

4.4	Form of Series B Note due March 25, 2014 (attached as Exhibit 2 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.3

4.5	Form of Series C Note due March 25, 2015 (attached as Exhibit 3 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.4 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.4

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.1	Retention Bonus Agreement dated April 5, 2012 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and William F. Borne	The Company’s Current Report on Form 8-K filed on April 10, 2012	0-24260	10.1

10.2	Retention Bonus Agreement dated April 5, 2012 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Jeffrey D. Jeter	The Company’s Current Report on Form 8-K filed on April 10, 2012	0-24260	10.2

10.3	Retention Bonus Agreement dated April 5, 2012 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Michael O. Fleming	The Company’s Current Report on Form 8-K filed on April 10, 2012	0-24260	10.3

10.4	Retention Bonus Agreement dated April 5, 2012 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and David R. Bucey	The Company’s Current Report on Form 8-K filed on April 10, 2012	0-24260	10.4

10.5	Composite Amedisys, Inc. Employee Stock Purchase Plan (inclusive of all amendments through June 7, 2012)	The Company’s Current Report on Form 8-K filed on June 8, 2012	0-24260	10.1

†31.1	Certification of William F. Borne, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Ronald A. LaBorde, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of William F. Borne, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

††32.2	Certification of Ronald A. LaBorde, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††101.INS	XBRL Instance

††101.SCH	XBRL Taxonomy Extension Schema Document

††101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

††101.DEF	XBRL Taxonomy Extension Definition Linkbase

††101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

††101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document