Form 10-Q
period 2012-09-30
AMEDISYS INC
filed 2012-11-06
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 30,941,348 shares outstanding as of November 1, 2012.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$39,106	$48,004
Patient accounts receivable, net of allowance for doubtful accounts of $20,447, and $17,438	163,461	148,061
Prepaid expenses	10,646	11,321
Other current assets	20,635	24,630

Total current assets	233,848	232,016

Property and equipment, net of accumulated depreciation of $105,157 and $94,266	150,947	148,536
Goodwill	367,495	334,695
Intangible assets, net of accumulated amortization of $22,745 and $20,611	51,959	50,067
Deferred tax asset	54,512	68,649
Other assets, net	16,963	24,322

Total assets	$875,724	$858,285

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,690	$25,475
Payroll and employee benefits	81,751	82,130
Accrued expenses	64,460	68,493
Current portion of long-term obligations	54,307	33,888
Current portion of deferred income taxes	9,249	11,748

Total current liabilities	231,457	221,734
Long-term obligations, less current portion	67,856	111,551
Other long-term obligations	4,431	4,852

Total liabilities	303,744	338,137

Commitments and Contingencies—Note 7

Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common Stock, $0.001 par value, 60,000,000 shares authorized; 32,423,585, and 31,017,363 shares issued; and 31,640,832 and 30,328,549 shares outstanding	32	30
Additional paid-in capital	446,233	432,390
Treasury Stock at cost 782,753, and 688,814 shares of common stock	(17,034)	(15,770)
Accumulated other comprehensive income	15	13
Retained earnings	125,429	102,205

Total Amedisys, Inc. stockholders’ equity	554,675	518,868
Noncontrolling interests	17,305	1,280

Total equity	571,980	520,148

Total liabilities and equity	$875,724	$858,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2012	2011	2012	2011
Net service revenue	$375,625	$370,288	$1,124,956	$1,098,026
Cost of service, excluding depreciation and amortization	214,131	202,093	634,903	578,823
General and administrative expenses:
Salaries and benefits	81,627	85,092	255,203	247,175
Non-cash compensation	1,285	3,150	6,065	8,265
Other	48,261	46,711	139,941	136,228
Provision for doubtful accounts	5,677	4,354	16,235	9,734
Depreciation and amortization	9,963	9,659	29,922	28,389
Goodwill and other intangibles impairment charge	—	574,114	—	574,114

Operating expenses	360,944	925,173	1,082,269	1,582,728

Operating income (loss)	14,681	(554,885)	42,687	(484,702)
Other (expense) income:
Interest income	10	18	52	225
Interest expense	(1,982)	(2,187)	(6,058)	(6,693)
Equity in earnings from equity investments	390	325	1,091	1,114
Miscellaneous, net	(14)	(172)	281	(843)

Total other expense, net	(1,596)	(2,016)	(4,634)	(6,197)

Income (loss) before income taxes	13,085	(556,901)	38,053	(490,899)
Income tax (expense) benefit	(3,049)	134,686	(13,411)	108,631

Income (loss) from continuing operations	10,036	(422,215)	24,642	(382,268)
Discontinued operations, net of tax	(41)	(1,482)	(1,218)	(4,394)

Net income (loss)	9,995	(423,697)	23,424	(386,662)
Net income attributable to noncontrolling interests	(73)	(25)	(200)	(116)

Net income (loss) attributable to Amedisys, Inc.	$9,922	$(423,722)	$23,224	$(386,778)

Basic earnings per common share:
Income (loss) from continuing operations attributable to Amedisys, Inc. common stockholders	$0.33	$(14.68)	$0.82	$(13.38)
Discontinued operations, net of tax	—	(0.05)	(0.04)	(0.15)

Net income (loss) attributable to Amedisys, Inc. common stockholders	$0.33	$(14.73)	$0.78	$(13.53)

Weighted average shares outstanding	30,055	28,770	29,741	28,587

Diluted earnings per common share:
Income (loss) from continuing operations attributable to Amedisys, Inc. common stockholders	$0.33	$(14.68)	$0.81	$(13.38)
Discontinued operations, net of tax	—	(0.05)	(0.04)	(0.15)

Net income (loss) attributable to Amedisys, Inc. common stockholders	$0.33	$(14.73)	$0.77	$(13.53)

Weighted average shares outstanding	30,423	28,770	30,068	28,587

Amounts attributable to Amedisys, Inc. common stockholders:
Income (loss) from continuing operations	$9,963	$(422,240)	$24,442	$(382,384)
Discontinued operations, net of tax	(41)	(1,482)	(1,218)	(4,394)

Net income (loss)	$9,922	$(423,722)	$23,224	$(386,778)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Nine-Month Periods Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$23,424	$(386,662)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,046	28,907
Provision for doubtful accounts	16,286	9,918
Non-cash compensation	6,065	8,265
401(k) employer match	7,575	5,845
Loss on disposal of property and equipment	1,066	1,796
Deferred income taxes	11,637	(133,623)
Equity in earnings of equity investments	(1,091)	(1,114)
Amortization of deferred debt issuance costs	1,182	1,182
Return on equity investment	1,050	1,088
Goodwill and other intangibles impairment charge	—	574,114
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(31,686)	(5,883)
Other current assets	2,875	8,960
Other assets	(483)	(4,304)
Accounts payable	194	814
Accrued expenses	(10,815)	(1,475)
Other long-term obligations	(421)	(3,535)

Net cash provided by operating activities	56,904	104,293

Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	239	859
Proceeds from the sale of property and equipment	609	—
Purchases of deferred compensation plan assets	(155)	(472)
Purchases of property and equipment	(32,198)	(38,573)
Purchase of investment	—	(4,500)
Acquisitions of businesses, net of cash acquired	(8,744)	(125,977)

Net cash used in investing activities	(40,249)	(168,663)

Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options and warrants	145	245
Proceeds from issuance of stock to employee stock purchase plan	2,934	3,961
Tax benefit from stock option exercises	(3,038)	(427)
Non-controlling interest distribution	(105)	(568)
Principal payments of long-term obligations	(25,489)	(29,674)

Net cash used in financing activities	(25,553)	(26,463)

Net decrease in cash and cash equivalents	(8,898)	(90,833)
Cash and cash equivalents at beginning of period	48,004	120,295

Cash and cash equivalents at end of period	$39,106	$29,462

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$6,896	$7,094

Cash paid for income taxes, net of refunds received	$1,620	$11,273

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
Notes payable issued for/assumed in acquisitions	$—	$1,058

Notes payable issued for software licenses	$2,214	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Amedisys, Inc., a Delaware corporation, and its consolidated subsidiaries (“Amedisys,” “we,” “us,” or “our”) are a multi-state provider of home health and hospice services with approximately 82% and 85% of our revenue derived from Medicare for the three and nine-month periods ended September 30, 2012 and 2011, respectively. As of September 30, 2012, we had 436 Medicare-certified home health care centers, 97 Medicare-certified hospice care centers and two hospice inpatient units in 38 states within the United States, the District of Columbia and Puerto Rico.

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

Reclassifications and Comparability

Certain reclassifications have been made to prior periods’ financial statements in order to conform to the current period’s presentation. During the quarter ended March 31, 2012 and the year ended December 31, 2011, we closed three and 29 care centers, respectively. In accordance with applicable accounting guidance, the results of operations for these care centers are presented in discontinued operations in our condensed consolidated financial statements. See Note 4 for additional information regarding our discontinued operations.

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

AMEDISYS, INC. AND SUBSIDIARIES

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

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of September 30, 2012 and 2011, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and, therefore, the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our condensed consolidated balance sheets for such periods.

Non-Medicare Revenue

Episodic-based Revenue. We recognize revenue in a similar manner as we recognize Medicare revenue for episodic-based rates that are paid by other insurance carriers, including Medicare Advantage programs; however, these rates can vary based upon the negotiated terms.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Hospice Revenue Recognition

Hospice Medicare Revenue

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily or hourly rates for each of the four main levels of care we deliver. The four main levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounts for 99% and 98% of our total net Medicare hospice service revenue for the three and nine-month periods ended September 30, 2012, respectively, as compared to 99% for the three and nine-month periods ended September 30, 2011, respectively. We make adjustments to Medicare revenue for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes our historical collection rate on Medicare claims, and record it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable.

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap for each provider number, we monitor these caps and estimate amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in other accrued liabilities. We have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2009. We have received a notice of settlement for the Federal cap year ended October 31, 2010, and have reduced our liability by $0.9 million as of September 30, 2012. For the Federal cap years ended October 31, 2010 through October 31, 2012, we have $4.8 million and $3.1 million recorded for estimated amounts due back to Medicare in other accrued liabilities as of September 30, 2012 and December 31, 2011, respectively. As a result of our adjustments, we believe our revenue and patients accounts receivable are recorded at amounts that will be ultimately realized.

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

Hospice Non-Medicare Revenue

We record gross revenue on an accrual basis based upon the date of service at amounts equal to our established rates or estimated per day rates, as applicable. Contractual adjustments are recorded for the difference between our established rates and the amounts estimated to be realizable from patients, third parties and others for services provided and are deducted from gross revenue to determine our net service revenue and patient accounts receivable.

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

We believe the credit risk associated with our Medicare accounts, which represent 67% and 73% of our net patient accounts receivable at September 30, 2012 and December 31, 2011, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable, which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. During the three and nine-month periods ended September 30, 2012, we recorded $2.7 million and $7.7 million, respectively, in estimated revenue adjustments to Medicare revenue as compared to $3.2 million and $7.9 million during the three and nine-month periods ended September 30, 2011, respectively.

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

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

	Fair Value at Reporting Date Using
Financial Instrument	As of September 30, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations, excluding capital leases	$122.2	$—	$126.6	$—

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

Weighted-Average Shares Outstanding

Net income (loss) per share attributable to Amedisys, Inc. common stockholders, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The following table sets forth, for the periods indicated, shares used in our computation of the weighted-average shares outstanding, which are used to calculate our basic and diluted net income (loss) attributable to Amedisys, Inc. common stockholders (amounts in thousands):

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2012	2011	2012	2011
Weighted average number of shares outstanding—basic	30,055	28,770	29,741	28,587
Effect of dilutive securities:
Stock options	20	—	16	—
Non-vested stock and stock units	348	—	311	—

Weighted average number of shares outstanding—diluted	30,423	28,770	30,068	28,587

Anti-dilutive securities	196	925	233	544

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment allowing an entity to first perform a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An entity that elects to perform a qualitative assessment is required to perform the quantitative impairment test if it is more likely than not that the indefinite-lived intangible asset is impaired. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.

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

On August 6, 2012, we acquired five hospice care centers in North Carolina for a total purchase price of $5.8 million (subject to certain adjustments), of which $3.8 million is included in accrued liabilities as of September 30, 2012. The purchase price was paid with cash on hand on the date of the transaction. In connection with the acquisition, we recorded goodwill ($5.5 million) and other intangibles ($0.3 million).

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2012, we have consolidated an investment previously accounted for under the equity method of accounting as we obtained control during the quarter. The consolidation requires the previously-held interest in the investment to be remeasured at fair market value which was based on our preliminary valuation as of September 30, 2012. We expect the valuation to be finalized in the fourth quarter of 2012. As part of the consolidation, we recorded cash ($1.6 million), goodwill ($18.7 million), other intangibles ($3.1 million), other assets and liabilities, net ($7.5 million) and non-controlling interest ($15.9 million).

4. DISCONTINUED OPERATIONS

As part of our ongoing management of our portfolio of care centers, we review each care center’s current financial performance, market penetration, forecasted market growth and the impact of proposed CMS payment revisions. As a result of our review, we closed three home health care centers and consolidated three home health care centers during the nine-month period ended September 30, 2012.

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

Net revenues and operating results for the periods presented for the closed care centers are as follows (dollars in millions):

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2012	2011	2012	2011
Net revenues	$—	$4.6	$0.1	$14.9
(Loss) before income taxes	—	(2.4)	(2.0)	(7.2)
Income tax benefit	—	0.9	0.8	2.8

Discontinued operations, net of tax	$—	$(1.5)	$(1.2)	$(4.4)

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The following table summarizes the activity related to our goodwill and other intangible assets, net, as of and for the nine-month period ended September 30, 2012 (amounts in millions):

	Goodwill
	Home Health	Hospice	Total
Balances at December 31, 2011	$152.5	$182.2	$334.7
Additions	23.6	9.2	32.8

Balances at September 30, 2012	$176.1	$191.4	$367.5

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Other Intangible Assets, Net
	Certificates of Need and Licenses	Acquired Names of Business (1)	Non-Compete Agreements & Reacquired Franchise Rights (2)	Total
Balances at December 31, 2011	$34.0	$11.8	$4.2	$50.0
Additions	3.6	—	0.4	4.0
Amortization	—	—	(2.1)	(2.1)

Balances at September 30, 2012	$37.6	$11.8	$2.5	$51.9

(1)	Acquired Names of Business includes $11.7 million of unamortized acquired names and $0.1 million of amortized acquired names which have a weighted-average amortization period of 1.4 years.
(2)	The weighted-average amortization period of our non-compete agreements and reacquired franchise rights is 1.4 and 0.8 years, respectively.

6. LONG-TERM OBLIGATIONS

Long-term debt consisted of the following for the periods indicated (amounts in millions):

	September 30, 2012	December 31, 2011
Senior Notes:
$35.0 million Series A Notes: semi-annual interest only payments; interest rate at 6.07% per annum; due March 25, 2013	$35.0	$35.0
$30.0 million Series B Notes: semi-annual interest only payments; interest rate at 6.28% per annum; due March 25, 2014	30.0	30.0
$35.0 million Series C Notes: semi-annual interest only payments; interest rate at 6.49% per annum; due March 25, 2015	35.0	35.0
$150.0 million Term Loan; $7.5 million principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (1.23% at September 30, 2012); due March 26, 2013	15.0	37.5

Promissory notes	7.2	7.9

	122.2	145.4
Current portion of long-term obligations	(54.3)	(33.9)

Total	$67.9	$111.5

Our weighted average interest rate for our five year Term Loan was 1.3% and 1.2% for the three and nine-month periods ended September 30, 2012, respectively, as compared to 1.0% for the three and nine-month periods ended September 30, 2011, respectively.

As of September 30, 2012, our total leverage ratio was 1.2 and our fixed charge coverage ratio was 1.5.

As of September 30, 2012, our availability under our $250.0 Revolving Credit Facility, which will expire on March 26, 2013, was $229.5 million as we had $20.5 million outstanding in letters of credit. On October 26, 2012, we entered into a Credit Agreement that provides for senior unsecured facilities in an initial aggregate principal amount of up to $225 million. See Note 9 for additional information on our new Credit Agreement.

7. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are involved in the following legal actions:

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

All defendants previously moved to dismiss the Securities Complaint. On June 28, 2012, the United States District Court for the Middle District of Louisiana granted the defendants’ motion to dismiss the Securities Complaint. On July 26, 2012, the Co-Lead Plaintiffs filed a motion for reconsideration. Through that motion, the Co-Lead Plaintiffs have asked the Court to rescind its June 28, 2012 dismissal order and to reverse its decision to grant the Defendants’ motion to dismiss. In the alternative, the Co-Lead Plaintiffs have asked the Court to modify its dismissal order to grant Co-Lead Plaintiffs permission to file a second amended complaint. Defendants filed a response in opposition to the Co-Lead Plaintiffs’ motion for reconsideration in late August 2012. That motion is fully-briefed and remains pending before the court.

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

Stark Law

In May 2012, we made a disclosure to CMS under the agency’s Stark Law Self-Referral Disclosure Protocol relating to certain services agreements between a subsidiary of ours and a large physician group. During some period of time since December 2007, the arrangements appear not to have complied in certain respects with an applicable exemption to the Stark Law referral prohibition. Revenue earned as a result of referrals from the physician group since December 2007 was approximately $4 million. We intend to cooperate with CMS in its review of this matter.

OIG Self-Disclosure

In October 2012, we made a disclosure to the Office of Counsel to the Inspector General of the United States Department of Health and Human Services (the “OIG”) pursuant to the OIG Provider Self-Disclosure Protocol regarding certain clinical documentation issues and eligibility requirements at two hospice care centers. These hospice care centers appear to have not complied in some respects with certain state and Federal regulations relating to clinical documentation and eligibility requirements, including those requiring physicians to certify patient eligibility and requiring patient face-to-face encounters. We are also in discussions with state healthcare authorities regarding this matter. Our review of this matter is ongoing, and we intend to cooperate with the OIG and any other regulatory authorities in their review of this matter.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Wage and Hour Litigation

On July 25, 2012, a putative collective and class action complaint was filed in the United States District Court for the District of Connecticut against us in which three former employees allege wage and hour law violations. The former employees claim they were paid on both a per-visit and an hourly basis, thereby misclassifying them as exempt employees and entitling them to overtime pay. The plaintiffs allege violations of Federal and state law and seek damages under the Fair Labor Standards Act (“FLSA”), as well as under the Pennsylvania Minimum Wage Act. Plaintiffs seek class certification of similar employees and seek attorneys’ fees, back wages and liquidated damages going back three years under the FLSA and three years under the Pennsylvania statute.

On September 13, 2012, a putative collective and class action complaint was filed in the United States District Court for the Northern District of Illinois against us in which a former employee alleges wage and hour law violations. The former employee claims she was paid on both a per-visit and an hourly basis, thereby misclassifying her as an exempt employee and entitling her to overtime pay. The plaintiff alleges violations of Federal and state law and seeks damages under the FLSA and the Illinois Minimum Wage Law. Plaintiff seeks class certification of similar employees who were or are employed in Illinois and seeks attorneys’ fees, back wages and liquidated damages going back three years under the FLSA and three years under the Illinois statute.

We are unable to assess the probable outcome or reasonably estimate the potential liability, if any, arising from the SEC investigation, the U.S. Department of Justice CIDs, the Stark Law matter we have disclosed to CMS, the OIG Self-Disclosure issue and the securities, shareholder derivative, ERISA and wage and hour litigation described above given the preliminary stage of these matters. The Company intends to continue to vigorously defend itself in the securities, shareholder derivative, ERISA and wage and hour litigation matters. No assurances can be given as to the timing or outcome of the SEC investigation, the U.S. Department of Justice CIDs, the Stark Law matter we have disclosed to CMS, the OIG Self-Disclosure issue or the securities, shareholder derivative, ERISA and wage and hour litigation matters described above or the impact of any of the inquiry, investigation or litigation matters on the Company, its consolidated financial condition, results of operations or cash flows, which could be material, individually or in the aggregate.

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

In January 2010, our subsidiary that provides home health services in Dayton, Ohio received from a Medicare Program Safeguard Contractor (“PSC”) a request for records regarding 137 claims submitted by the subsidiary paid from January 2, 2008 through November 10, 2009 (the “Claim Period”) to determine whether the underlying services met pertinent Medicare payment requirements. Based on the PSC’s findings for 114 of the claims, which were extrapolated to all claims for home health services provided by the Dayton subsidiary paid during the Claim Period, on March 9, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment of approximately $5.6 million. Our Dayton subsidiary made requests for redetermination to the MAC, which subsequently issued a series of redetermination decisions (“Redetermination Decisions”), 110 of which were unfavorable. Our subsidiary appealed 85 of the unfavorable Redetermination Decisions to MAXIMUS Federal Services, the qualified independent contractor (“QIC”) designated to process appeals from the MAC’s decisions. In November 2011, the QIC affirmed those Redetermination Decisions. We dispute the QIC’s findings and have requested appeal hearings before an administrative law judge (“ALJ”) in which we will seek to have those findings overturned. The ALJ hearings have not been scheduled, and no assurances can be given as to the timing or outcome of the ALJ appeal. As of September 30, 2012, we have recorded no liability with respect to the pending appeals as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a Zone Program Integrity Contractor (“ZPIC”) a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the MAC for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment of approximately $5.5 million. Our Florence subsidiary made requests for redetermination to the MAC, which subsequently issued a series of redetermination decisions (“Florence Redetermination Decisions”), which were favorable for 4 beneficiaries and unfavorable for 12 beneficiaries. The MAC communicated these decisions to the ZPIC, which re-extrapolated the

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

findings and established a new alleged extrapolated overpayment of $6.3 million. Our subsidiary appealed all of the unfavorable Florence Redetermination Decisions to MAXIMUS Federal Services, the QIC designated to process appeals from the MAC’s decisions. On March 13, 2012, the QIC issued a favorable decision for one beneficiary and unfavorable decisions for 11 beneficiaries. On May 31, 2012, the ZPIC re-extrapolated the findings and established a new alleged extrapolated overpayment of $6.1 million. We dispute the QIC’s unfavorable findings and have requested appeal hearings before an ALJ in which we will seek to have those findings overturned. The ALJ hearings have not been scheduled, and no assurances can be given as to the timing or outcome of the ALJ appeal. In the event we pay any amount of this alleged overpayment, we are indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. As of September 30, 2012, we have recorded no liability for this claim as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

In July 2009, Beacon Hospice, Inc., a subsidiary we acquired on June 7, 2011 (“Beacon”), received from Massachusetts Peer Review Organization, Inc. (“MassPro”), an entity contracted with the Massachusetts Office of Medicaid, a request for records regarding 25 beneficiaries in Boston, Framingham and Plymouth, Massachusetts, who received hospice services from Beacon during the period of August 1, 2007 through July 31, 2008 (the “Review Period”) to determine whether the underlying services met pertinent MassHealth Program regulations. Based on Masspro’s findings for 89 of the 112 claims submitted in connection with these beneficiaries, which were extrapolated to all MassHealth claims for hospice services provided by Beacon billed during the Review Period, on February 15, 2012, MassPro issued a notice of overpayment seeking recovery from Beacon of an alleged overpayment of approximately $6.6 million. The Review Period covers a time before our ownership of Beacon, and in the event we pay any amount of this alleged overpayment, we are indemnified by the prior owners of Beacon for such amounts. An appeal was filed on May 31, 2012. We dispute these findings and intend to vigorously seek to have these findings overturned, but no assurances can be given as to the timing or outcome of any appeal. As of September 30, 2012, we have recorded no liability for this claim as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Three-Month Periods Ended September 30,2012
	Home Health	Hospice	Other	Total
Net service revenue	$301.1	$74.5	$—	$375.6
Cost of service, excluding depreciation and amortization	175.9	38.2	—	214.1
General and administrative expenses	69.9	14.3	47.0	131.2
Provision for doubtful accounts	4.7	0.9	—	5.6
Depreciation and amortization	3.5	0.5	6.0	10.0

Operating expenses	254.0	53.9	53.0	360.9

Operating (loss) income	$47.1	$20.6	$(53.0)	$14.7

	For the Three-Month Periods Ended September 30,2011
	Home Health	Hospice	Other	Total
Net service revenue	$306.0	$64.3	$—	$370.3
Cost of service, excluding depreciation and amortization	167.2	34.9	—	202.1
General and administrative expenses	71.6	12.7	50.7	135.0
Provision for doubtful accounts	3.9	0.4	—	4.3
Depreciation and amortization	3.5	0.2	6.0	9.7
Goodwill and other intangibles impairment charge	574.1	—	—	574.1

Operating expenses	820.3	48.2	56.7	925.2

Operating (loss) income	$(514.3)	$16.1	$(56.7)	$(554.9)

	For the Nine-Month Periods Ended September 30,2012
	Home Health	Hospice	Other	Total
Net service revenue	$907.3	$217.6	$—	$1,124.9
Cost of service, excluding depreciation and amortization	522.2	112.7	—	634.9
General and administrative expenses	208.7	40.4	152.1	401.2
Provision for doubtful accounts	13.8	2.4	—	16.2
Depreciation and amortization	10.1	1.1	18.7	29.9

Operating expenses	754.8	156.6	170.8	1,082.2

Operating (loss) income	$152.5	$61.0	$(170.8)	$42.7

	For the Nine-Month Periods Ended September 30,2011
	Home Health	Hospice	Other	Total
Net service revenue	$948.4	$149.6	$—	$1,098.0
Cost of service, excluding depreciation and amortization	498.5	80.3	—	578.8
General and administrative expenses	215.6	29.8	146.3	391.7
Provision for doubtful accounts	9.2	0.5	—	9.7
Depreciation and amortization	10.2	0.5	17.7	28.4
Goodwill and other intangibles impairment charge	574.1	—	—	574.1

Operating expenses	1,307.6	111.1	164.0	1,582.7

Operating (loss) income	$(359.2)	$38.5	$(164.0)	$(484.7)

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. SUBSEQUENT EVENT

Credit Agreement

On October 26, 2012, we entered into a Credit Agreement that provides for senior unsecured facilities in an initial aggregate principal amount of up to $225 million (the “Credit Facilities”). The Credit Facilities are comprised of (a) a term loan facility in an initial aggregate principal amount of $60 million (the “Term Loan”); and (b) a revolving credit facility in an initial aggregate principal amount of up to $165 million (the “Revolving Credit Facility”). The Credit Facilities are guaranteed by all of our material wholly-owned subsidiaries. We may increase the aggregate loan amount under the Credit Facilities by a maximum amount of $100 million subject to receipt from the lenders, at their sole discretion, of commitments totaling the requested amount and the satisfaction of other terms and conditions.

The Revolving Credit Facility provides for and includes within its $165 million limit a $15 million swingline facility and commitments for up to $50 million in letters of credit. The Revolving Credit Facility may be used to provide ongoing working capital and for other general corporate purposes. The final maturity of the Revolving Credit Facility is October 26, 2017.

The proceeds of the Term Loan and existing cash were used to pay off our existing term loan under our $250 million Revolving Credit Facility dated March 26, 2008 with a principal balance of $15 million and a portion of our existing senior notes with a principal balance of $60 million. The final maturity of the Term Loan is October 26, 2017. The Term Loan will amortize beginning December 31, 2012 in 20 equal quarterly installments of $3.0 million (subject to adjustment for prepayments), with the remaining balance due upon maturity.

The interest rate in connection with the Credit Facilities shall be selected from the following by us: (i) the ABR Rate plus the Applicable Margin (the “Base Rate Advance”) (a) or (ii) the Eurodollar Rate plus the Applicable Margin (the “Eurodollar Rate Advance”). The ABR Rate means the greatest of the Prime Rate, (b) the Federal Funds Rate plus 0.50% per annum and (c) the Eurodollar Rate for an interest period of one month plus 1% per annum. The “Eurodollar Rate” means the rate at which Eurodollar deposits in the London interbank market for an interest period of one, two, three or six months (as selected by us) are quoted. The “Applicable Margin” means 1.50% per annum for Base Rate Advances and 2.50% per annum for Eurodollar Rate Advances, subject to adjustment to an amount equal to 1.25% per annum or 1.75% per annum for Base Rate Advances, and to an amount equal to 2.25% per annum or 2.75% per annum for Eurodollar Rate Advances, in each case depending on our leverage ratio at the end of each quarter.

The Credit Agreement requires us to meet two financial covenants. One is a leverage ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and the second is a fixed charge coverage ratio of adjusted EBITDA plus rent expense (“EBITDAR”) (less capital expenditures less cash taxes) to scheduled debt repayments plus interest expense plus rent expense. The Credit Agreement also contains customary covenants, including, but not limited to, restrictions on (a) incurrence of liens; (b) incurrence of additional debt; (c) sales of assets and other fundamental corporate changes; (d) investments; (e) declarations of dividends; and (f) capital expenditures. These covenants contain customary exclusions and baskets.

The Credit Agreement requires at all times that we (i) provide guaranties from wholly-owned subsidiaries that in the aggregate represent not less than 95% of our consolidated net revenues and adjusted EBITDA from all wholly-owned subsidiaries, (ii) provide guarantees from subsidiaries that in the aggregate represent not less than 70% of consolidated adjusted EBITDA, subject to certain exceptions and (iii) provide guarantees from any other subsidiary that is a guarantor of the indebtedness evidenced by our senior notes.

Amendment and Waiver to Note Purchase Agreement

In addition, on October 26, 2012, we entered into an Amendment (the “Amendment”) and a Waiver (the “Waiver”) to our Note Purchase Agreement dated March 25, 2008 (the “Note Purchase Agreement”).

Pursuant to the Note Purchase Agreement, we issued and sold on March 26, 2008, three series of senior notes. The Amendment and the Waiver collectively permit us to repay $15 million of our Series A Senior Notes, $10 Million of our Series B Senior Notes and $35 million of our Series C Senior Notes, in each case prior to their stated date of maturity. A prepayment fee of $3.6 million was made in connection with the repayment of the senior notes. The Amendment also generally conforms the Note Purchase Agreement covenants (including exclusions and baskets) to the covenants included in our new Credit Agreement. In addition, as amended by the Amendment, the Note Purchase Agreement financial covenants are identical to those described above with respect to the Credit Agreement.

The Notes are guaranteed by all of our material wholly-owned subsidiaries. As amended by the Amendment, the Note Purchase Agreement requires at all times that we (i) provide guaranties from wholly-owned subsidiaries that in the aggregate represent not less than 95% of our consolidated net revenues and adjusted EBITDA from all wholly-owned subsidiaries, (ii) provide guarantees from subsidiaries that in the aggregate represent not less than 70% of consolidated adjusted EBITDA, subject to certain exceptions and (iii) provide guarantees from any other subsidiary that is a guarantor under the Credit Agreement.

Termination of $250 Million Revolving Credit Facility

In connection with the execution of the new Credit Agreement and the amendment and waiver to the Note Purchase Agreement, our $250 million Revolving Credit Facility dated as of March 26, 2008 was terminated.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and nine-month periods ended September 30, 2012. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2012 (the “Form 10-K”), which are incorporated herein by this reference.

Unless otherwise provided, “Amedisys,” “we,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.

Overview

We are a leading provider of high-quality, low-cost home health services to the chronic, co-morbid, aging American population with approximately 82% and 85% of our revenue derived from Medicare for the three and nine-month periods ended September 30, 2012 and 2011, respectively. During the three-month period ended September 30, 2012, we had $375.6 million in net service revenue, earnings per diluted share of $0.33 and cash flow from operations of $21.9 million. For the nine-month period ended September 30, 2012, we had $1,124.9 million in net service revenue, earnings per diluted share of $0.77 and cash flow from operations of $56.9 million.

Our operations involve servicing patients through our two reportable business segments: home health and hospice. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgical procedure. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. As of September 30, 2012, we owned and operated 436 Medicare-certified home health care centers, 97 Medicare-certified hospice care centers and two hospice inpatient units in 38 states within the United States, the District of Columbia and Puerto Rico as detailed below:

	Owned and Operated Care Centers
	Home Health	Hospice
At December 31, 2011	439	87
Acquisitions	1	10
Start-ups	2	1
Closed/Consolidated	(6)	(1)

At September 30, 2012	436	97

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

Recent Developments

Governmental Inquiries and Investigations and Stockholder Litigation

See Note 7 to our condensed consolidated financial statements for a discussion of and updates regarding the governmental inquiries and investigations, self-disclosure matters and class action litigation we are involved in. No assurances can be given as to the timing or outcome of these items.

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

Payment

In November 2012, CMS issued a final rule to update and revise Medicare home health reimbursement rates for the calendar year 2013. The final rule includes a 2.3% market basket increase, a 1% reduction mandated by the PPACA, and a negative 1.32% case-mix adjustment. The net effect of these changes is a 0.04% decrease in the base rate. Additionally, the wage index was updated which impacts providers differently depending on their geographic location and a change was made to the outlier eligibility standards. In total, CMS estimates that the effect of these changes will result in a 0.01% reduction in reimbursement to home health providers.

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

National Agreement with Humana

On July 1, 2012, we received a notice of termination without cause, effective September 30, 2012, of our episodic-based national home health services provider agreement with Humana, Inc. (“Humana”). As of October 15, 2012, we have signed a new agreement with Humana to receive payment for home health services on a per visit basis. While the new agreement is national in scope, not all markets served under the former agreement will be served under the new agreement. Revenue earned from Humana has been approximately $65-$70 million on an annualized basis, and we anticipate the new agreement will generate revenue levels of approximately half this amount. Revenue will be impacted beginning in the fourth quarter of 2012; however, the full impact will not occur until 2013.

Results of Operations

Three-Month Period Ended September 30, 2012 Compared to the Three-Month Period Ended September 30, 2011

Consolidated

The following table summarizes our consolidated results of operations (amounts in millions):

	For the Three-Month Periods Ended September 30,
	2012	2011
Net service revenue	$375.6	$370.3
Gross margin, excluding depreciation and amortization	161.5	168.2
% of revenue	43.0%	45.4%
Other operating expenses	146.8	149.0
% of revenue	39.1%	40.2%
Goodwill and other intangibles impairment charge	—	574.1

Operating income	14.7	(554.9)

Income tax (expense) benefit	(3.0)	134.7
Effective income tax rate	23.3%	(24.2%)

Income (loss) from continuing operations	10.0	(422.2)

Net loss from discontinued operations	—	(1.5)

Net income (loss) attributable to Amedisys, Inc.	$9.9	$(423.7)

Our operating income from continuing operations, excluding the $574 million goodwill and other intangibles impairment charge, declined $4 million as our home health operating income decreased $13 million, hospice operating income increased $5 million and corporate expenses decreased $4 million. Our home health operating income declined primarily as a result of the 2012 CMS rate cut, lower episodic recertifications and an increase in cost per visit. Our hospice operations experienced strong growth in average daily census and continued to benefit from our acquisition of Beacon Hospice, Inc. (“Beacon”) in June 2011. The decrease in corporate expense resulted from a decrease in professional and legal fees and a decrease in incentive compensation which was partially offset by additional training costs.

Income tax expense includes a favorable adjustment of $2 million related to various credits for state employment and training and state and federal research and development.

Home Health Division

The following table summarizes our home health segment results from continuing operations:

	For the Three-Month Periods Ended September 30,
	2012			2011
	Same Store	Start-ups/ Acquisitions	Total	Same Store	Other (1)	Total
Financial Information (in millions):
Episodic-based revenue	$270.0	$1.3	$271.3	$282.7	$4.4	$287.1
Non-episodic revenue	29.3	0.5	29.8	18.8	0.1	18.9

Net service revenue	299.3	1.8	301.1	301.5	4.5	306.0
Episodic-based revenue growth (2)	(4%)		(6%)

Cost of service	174.8	1.1	175.9	164.1	3.1	167.2

Gross margin	124.5	0.7	125.2	137.4	1.4	138.8
Other operating expenses	77.3	0.8	78.1	76.1	2.9	79.0

Operating income before impairment (5)	$47.2	$(0.1)	$47.1	$61.3	$(1.5)	$59.8

Key Statistical Data:
Admissions:
Episodic-based	57,660	327	57,987	56,309	903	57,212
Non-episodic	15,539	31	15,570	10,802	128	10,930

Total admissions	73,199	358	73,557	67,111	1,031	68,142

Episodic-based admission growth (2)	2%		1%

Recertifications:
Episodic-based	40,385	149	40,534	42,757	570	43,327
Non-episodic	6,233	5	6,238	4,239	38	4,277

Total recertifications	46,618	154	46,772	46,996	608	47,604

Episodic-based recertification growth (2)	(6%)		(6%)

Completed Episodes:
Episodic-based	94,284	433	94,717	95,075	1,600	96,675

Visits:
Episodic-based	1,814,367	8,373	1,822,740	1,852,942	28,094	1,881,036
Non-episodic	297,766	758	298,524	201,889	1,778	203,667

Total visits	2,112,133	9,131	2,121,264	2,054,831	29,872	2,084,703

Cost per Visit	$82.72	$123.89	$82.90	$79.95	$100.30	$80.24

Average episodic-based revenue per completed episode (3)	$2,834	$3,002	$2,835	$2,972	$3,083	$2,974

Episodic-based visits per completed episode (4)	18.8	18.3	18.8	18.7	18.7	18.7

(1)	Care centers for the prior period which are not considered same store care centers (i.e., care centers consolidated in prior period or unopened startups).
(2)

Episodic-based revenue, admissions or recertifications growth is the percent increase in our episodic-based revenue, admissions or recertifications for the period as a percent of the episodic-based revenue, admissions or recertifications of the prior period.

(3)	Average episodic-based revenue per completed episode is the average episodic-based revenue earned for each episodic-based completed episode of care.
(4)	Episodic-based visits per completed episode are the home health episodic-based visits on completed episodes divided by the home health episodic-based episodes completed during the period.
(5)	Operating loss of $514.3 million on a GAAP basis for the three-month period ended September 30, 2011.

Net Service Revenue

Our revenue decreased $5 million as a result of a $16 million decline in our episodic revenue offset by a $11 million increase in our private non-episodic revenue. The decline in our episodic revenue resulted from an $11 million decrease due to lower revenue per episode and a $5 million decrease in volume.

The $11 million decrease in episodic revenue due to our lower revenue per episode includes $12 million from the 2012 CMS rate cut offset by an improvement in our handling of the CMS functional assessment requirements.

The volume decrease consists of a 1% increase in our episodic admissions which was negated by a 6% decline in episodic recertifications. The decrease in recertifications is due to a lower recertification rate on our episodes completed during the quarter. We anticipate a decline in episodic admissions in subsequent quarters due to our new contract with Humana.

Our private non-episodic revenue increased by $11 million due to the addition of two significant managed care contracts during the first quarter of 2012 which impacted our patient volume. We anticipate these private non-episodic volumes to remain significantly higher than the 2011 comparable for the remainder of 2012.

Cost of Service, excluding Depreciation and Amortization

Our cost of service increased $9 million as a result of an increase in both visits and our cost per visit. The additional visits were primarily the result of growth in our private non-episodic volumes and accounted for $3 million of the increase with the remainder the result of wage increases and additional clinical support resources that moved into cost of service.

Other Operating Expenses

Other operating expenses decreased approximately $1 million primarily due to a decrease in salaries and wages offset by an increase in our provision for doubtful accounts as a result of our increase in non-episodic revenue.

Hospice Division

The following table summarizes our hospice segment results from continuing operations:

	For the Three-Month Periods Ended September 30,
	2012			2011
	Same Store	Start-ups/ Acquisitions	Total	Same Store	Other (1)	Total
Financial Information (in millions):
Medicare revenue	$67.6	$3.0	$70.6	$59.7	$0.7	$60.4
Non-Medicare revenue	3.8	0.1	3.9	3.9	—	3.9

Net service revenue	71.4	3.1	74.5	63.6	0.7	64.3
Medicare revenue growth (2)	13%		17%

Cost of service	36.1	2.1	38.2	34.3	0.6	34.9

Gross margin	35.3	1.0	36.3	29.3	0.1	29.4
Other operating expenses	14.5	1.2	15.7	12.6	0.7	13.3

Operating income	$20.8	$(0.2)	$20.6	$16.7	$(0.6)	$16.1

Key Statistical Data:
Hospice admits	4,479	227	4,706	4,537	52	4,589
Hospice days	494,570	21,983	516,553	444,126	4,785	448,911
Average daily census	5,376	239	5,615	4,827	52	4,879
Revenue per day	$144.27	$141.77	$144.17	$143.10	$149.13	$143.17
Cost of service per day	$72.96	$98.26	$74.03	$76.78	$127.13	$77.32
Average length of stay	88	57	87	86	98	86

(1)	Care centers for the prior period which are not considered same store care centers (i.e. care centers consolidated in prior period or unopened startups).
(2)	Medicare revenue growth is the percent increase in our Medicare revenue for the period as a percent of the Medicare revenue of the prior period.

Net Service Revenue

Our hospice revenue increased $10 million with $8 million from our same store care centers and $2 million from our startup and acquisition care centers.

Hospice revenue is primarily impacted by average daily census, levels of care and payment rates. The increase in same store revenue is due to an 11% increase in same store average daily census over 2011. Our 2012 revenue includes an increase related to an annual hospice rate increase effective October 1, 2011, which was approximately 2.5%. Additionally, our 2012 hospice revenue is net of a $0.6 million hospice cap adjustment, which is down $0.2 million from 2011. We have seen strong growth in our hospice operations over the past two years, and we expect this growth rate to continue to moderate as our care centers mature.

Cost of Service, excluding Depreciation and Amortization

Our hospice cost of service increased $3 million as a result of salary and wage increases due to our growth in average daily census. Overall, we have seen an improvement in our cost per day as our care centers mature and we fully integrate the Beacon acquisition. Our hospice clinicians are generally paid on a salaried basis, and our care centers are staffed based on the average census of the care center.

Other Operating Expenses

Our other operating expenses increased $2 million primarily due to an increase in professional fees and our provision for doubtful accounts as the result of increased revenue.

Nine-Month Period Ended September 30, 2012 Compared to the Nine-Month Period Ended September 30, 2011

Consolidated

The following table summarizes our consolidated results of operations (amounts in millions):

	For the Nine-Month Periods Ended September 30,
	2012	2011
Net service revenue	$1,124.9	$1,098.0
Gross margin, excluding depreciation and amortization	490.0	519.2
% of revenue	43.6%	47.3%
Other operating expenses	447.3	429.8
% of revenue	39.8%	39.1%
Goodwill and other intangibles impairment charge	—	574.1

Operating income (loss)	42.7	(484.7)

Income tax expense	(13.4)	108.6
Effective income tax rate	35.2%	(22.1%)

Income from continuing operations	24.6	(382.3)

Net loss from discontinued operations	(1.2)	(4.4)

Net income attributable to Amedisys, Inc.	$23.2	$(386.8)

Our operating income from continuing operations, excluding the $574 million goodwill and other intangibles impairment charge, declined $47 million as our home health and hospice operating income decreased $40 million and corporate operating expenses increased $7 million. Our home health operating income declined primarily as a result of the 2012 CMS rate cut, lower episodic recertifications and an increase in cost per visit. Our hospice operations experienced strong growth in average daily census and continued to benefit from our acquisition of Beacon. Our corporate expenses increased primarily due to increases in salaries and wages and additional training costs partially offset by a decrease in legal fees and incentive compensation.

Income tax expense includes a favorable adjustment of $2 million related to credits for various state employment and training and state and federal research and development. We estimate our effective tax rate to be 36% for fiscal year 2012.

Home Health Division

The following table summarizes our home health segment results from continuing operations:

	For the Nine-Month Periods Ended September 30,
	2012			2011
	Same Store	Start-ups/ Acquisitions	Total	Same Store	Other (1)	Total
Financial Information (in millions):
Episodic-based revenue	$820.4	$4.2	$824.6	$876.3	$16.6	$892.9
Non-episodic revenue	82.0	0.7	82.7	55.1	0.4	55.5

Net service revenue	902.4	4.9	907.3	931.4	17.0	948.4
Episodic-based revenue growth (2)	(6%)		(8%)

Cost of service	519.0	3.2	522.2	488.0	10.5	498.5

Gross margin	383.4	1.7	385.1	443.4	6.5	449.9
Other operating expenses	230.2	2.4	232.6	224.2	10.8	235.0

Operating income before impairment (5)	$153.2	$(0.7)	$152.5	$219.2	$(4.3)	$214.9

Key Statistical Data:
Admissions:
Episodic-based	175,843	1,086	176,929	172,880	3,634	176,514
Non-episodic	45,136	153	45,289	31,528	404	31,932

Total admissions	220,979	1,239	222,218	204,408	4,038	208,446

Episodic-based admission growth (2)	2%		0%

Recertifications:
Episodic-based	121,411	432	121,843	128,464	1,916	130,380
Non-episodic	16,489	35	16,524	12,782	116	12,898

Total recertifications	137,900	467	138,367	141,246	2,032	143,278

Episodic-based recertification growth (2)	(5%)		(7%)

Completed Episodes:
Episodic-based	284,497	1,239	285,736	288,432	5,860	294,292

Visits:
Episodic-based	5,549,303	27,158	5,576,461	5,589,759	104,520	5,694,279
Non-episodic	834,128	2,778	836,906	596,961	5,596	602,557

Total visits	6,383,431	29,936	6,413,367	6,186,720	110,116	6,296,836

Cost per Visit	$81.29	$108.19	$81.42	$78.89	$95.08	$79.17

Average episodic-based revenue per completed episode (3)	$2,849	$3,040	$2,849	$3,009	$3,121	$3,012

Episodic-based visits per completed episode (4)	18.9	18.0	18.9	18.7	18.8	18.7

(1)	Care centers for the prior period which are not considered same store care centers (i.e., care centers consolidated in prior period or unopened startups).
(2)	Episodic-based revenue, admissions or recertifications growth is the percent increase in our episodic-based revenue, admissions or recertifications for the period as a percent of the episodic-based revenue, admissions or recertifications of the prior period.
(3)	Average episodic-based revenue per completed episode is the average episodic-based revenue earned for each episodic-based completed episode of care.
(4)	Episodic-based visits per completed episode are the home health episodic-based visits on completed episodes divided by the home health episodic-based episodes completed during the period.
(5)	Operating loss of $359.2 million on a GAAP basis for the nine-month period ended September 30, 2011.

Net Service Revenue

During the nine-month period ended September 30, 2012, revenue decreased $41 million as we experienced a $68 million decline in our episodic-based revenue and a $27 million increase in our non-episodic revenue. The decrease in episodic-based revenue was $41 million as the result of lower revenue per episode, $23 million from declining recertifications and the receipt of a $4 million CMS bonus payment with no comparable item in 2012.

The $41 million decrease in episodic revenue as the result of our lower revenue per episode includes $38 million from the 2012 CMS rate cut. The remainder is due to reductions in the therapy needs of our patients offset by a significant improvement in our handling of both the face-to-face and functional assessment requirements.

While we experienced a 2% increase in same store episodic admissions growth, our total episodic volume is down due to a decline in episodic recertifications.

Our private non-episodic revenue increased by $27 million as the result of two significant managed care contracts that became effective during the first quarter of 2012. We anticipate these non-episodic volumes to remain significantly higher than the 2011 comparable for the remainder of 2012.

As a result of our new contract with Humana, our episodic admissions will shift to a per visit basis and will be included in our private non-episodic revenue in future quarters. This will impact our episodic admissions growth.

Cost of Service, excluding Depreciation and Amortization

The increase in cost of service of $24 million is the result of increases in visits and cost per visit. The additional visits accounted for $9 million of the increase with the remainder resulting from wage increases and additional clinical support resources that moved into cost of service.

Other Operating Expenses

Other operating expenses decreased $2 million primarily due to a decrease in salaries and wages offset by an increase in our provision for doubtful accounts as a result of the increase in non-episodic revenue.

Hospice Division

The following table summarizes our hospice segment results from continuing operations:

	For the Nine-Month Periods Ended September 30,
	2012			2011
	Same Store	Start-ups/ Acquisitions	Total	Same Store	Other (1)	Total
Financial Information (in millions):
Medicare revenue	$162.4	$43.3	$205.7	$138.6	$1.6	$140.2
Non-Medicare revenue	9.6	2.3	11.9	9.3	0.1	9.4

Net service revenue	172.0	45.6	217.6	147.9	1.7	149.6
Medicare revenue growth (2)	17%		47%

Cost of service	86.8	25.9	112.7	78.7	1.6	80.3

Gross margin	85.2	19.7	104.9	69.2	0.1	69.3
Other operating expenses	33.6	10.3	43.9	28.7	2.1	30.8

Operating income	$51.6	$9.4	$61.0	$40.5	$(2.0)	$38.5

Key Statistical Data:
Hospice admits	11,623	2,876	14,499	11,305	149	11,454
Hospice days	1,216,117	272,911	1,489,028	1,058,966	12,109	1,071,075
Average daily census	4,438	996	5,434	3,879	44	3,923
Revenue per day	$141.42	$167.26	$146.16	$139.64	$141.51	$139.66
Cost of service per day	$71.24	$95.03	$75.59	$74.16	$133.97	$74.83
Average length of stay	92	88	91	86	77	86

(1)	Care centers for the prior period which are not considered same store care centers (i.e. care centers consolidated in prior period or unopened startups).
(2)	Medicare revenue growth is the percent increase in our Medicare revenue for the period as a percent of the Medicare revenue of the prior period.

Net Service Revenue

Our hospice revenue increased $68 million with $24 million from our same store care centers, $4 million from our start-up care centers and $42 million from our acquired care centers.

Hospice revenue is primarily impacted by average daily census, levels of care and payment rates. The increase in same store revenue is due to a 14% increase in same store average daily census over 2011. Our 2012 revenue includes an increase related to an annual hospice rate increase effective October 1, 2011, which was approximately 2.5%. Additionally, our 2012 hospice revenue is net of a $1.6 million hospice cap adjustment, which is down $0.5 million from 2011. We have seen strong growth in our hospice operations over the past two years, and we expect this growth rate to moderate as the care centers mature.

Cost of Service, excluding Depreciation and Amortization

Our hospice cost of service increased $32 million due to our acquisition of Beacon and the 14% increase in our same store average daily census. Our same store cost of service increased 10%, which is comparable to the increase in our same store average daily census. Our hospice clinicians are generally paid on a salaried basis, and our care centers are staffed based on the average census of the care center.

Other Operating Expenses

Our other operating expenses increased $13 million as we added $7 million due to our acquisition of Beacon with the remainder the result of an increase in medical director fees, salaries and wages and our provision for doubtful accounts. The provision for doubtful accounts increased as the result of an increase in our hospice revenue.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Nine-Month Periods Ended September 30,
	2012	2011
Cash provided by operating activities	$56.9	$104.3
Cash used in investing activities	(40.2)	(168.7)
Cash used in financing activities	(25.6)	(26.4)

Net decrease in cash and cash equivalents	(8.9)	(90.8)
Cash and cash equivalents at beginning of period	48.0	120.3

Cash and cash equivalents at end of period	$39.1	$29.5

Cash provided by operating activities decreased $47.4 million during 2012 compared to 2011 primarily due to the reduction in reimbursement as a result of the CMS rate cut and a decline in operating performance.

Cash used in investing activities decreased $128.5 million during 2012 compared to 2011 due to decreases in capital expenditures and acquisition activities of $6.4 million and $117.2 million, respectively.

Cash used in financing activities was relatively flat during 2012 compared to 2011. We decreased our outstanding long-term obligations net of borrowings by $23.2 million from December 31, 2011.

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program; however, from time to time, we can and do obtain additional sources of liquidity through sales of our equity or by the incurrence of additional indebtedness. As of September 30, 2012, we had $39.1 million in cash and cash equivalents and $229.5 million in availability under our $250.0 million Revolving Credit Facility.

During 2012, we spent $18.6 million in routine capital expenditures, which primarily included equipment and computer software and hardware. In addition, we spent $13.6 million in non-routine capital expenditures related to enhancements to our point of care software. Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements over the next twelve months and into the foreseeable future.

Outstanding Patient Accounts Receivable

Our patient accounts receivable, net increased $15.4 million from December 31, 2011 to September 30, 2012. Our cash collection as a percentage of revenue was 101.3% for the nine-month period ended September 30, 2012, and 103.7% for the nine-month period ended December 31, 2011. Our days revenue outstanding, net has increased 3.4 days since December 2011 primarily as a result of billing delays associated with the integration of the Beacon care centers to our billing platform. These billing delays have been resolved and we expect to see improvements in cash collections beginning in the fourth quarter of 2012 and first quarter of 2013.

Our patient accounts receivable includes unbilled receivables and are aged based upon our initial service date. At September 30, 2012, our unbilled patient accounts receivable, as a percentage of gross patient accounts receivable, was 31.9%, or $60.8 million, compared to 28.3%, or $48.8 million, at December 31, 2011. The increase in our unbilled patient accounts receivable is related to our Beacon acquisition. We monitor unbilled receivables on a care center by care center basis to ensure that all efforts are made to bill claims within timely filing deadlines. The timely filing deadline for Medicare is one year from the date the episode was completed and varies by state for Medicaid-reimbursable services and among insurance companies and other private payors.

Our provision for estimated revenue adjustments (which is deducted from our service revenue to determine net service revenue) and provision for doubtful accounts were as follows for the periods indicated (amounts in millions). We fully reserve for both our Medicare and other patient accounts receivable that are aged over 365 days.

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2012	2011	2012	2011
Provision for estimated revenue adjustments (1)	$2.7	$3.3	$7.9	$8.2
Provision for doubtful accounts (2)	5.7	4.6	16.3	9.9

Total	$8.4	$7.9	$24.2	$18.1

As a percent of revenue	2.2%	2.1%	2.2%	1.6%

(1)	Includes $0.2 million and $0.3 million from discontinued operations for the nine-months ended September 30, 2012 and 2011, respectively.
(2)	Includes $0.1 million from discontinued operations for the three-months ended September 30, 2011, and $0.1 million and $0.2 million from discontinued operations for the nine-months ended September 30, 2012 and 2011, respectively.

The following schedules detail our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding, net):

	0-90	91-180	181-365	Over 365	Total
At September 30, 2012:
Medicare patient accounts receivable, net (1)	$95.5	$13.0	$1.1	$—	$109.6

Other patient accounts receivable:
Medicaid	12.1	2.7	1.9	0.5	17.2
Private	35.9	11.3	7.9	2.0	57.1

Total	$48.0	$14.0	$9.8	$2.5	$74.3

Allowance for doubtful accounts (2)					(20.4)

Non-Medicare patient accounts receivable, net					$53.9

Total patient accounts receivable, net					$163.5

Days revenue outstanding, net (3)					38.7

	0-90	91-180	181-365	Over 365	Total
At December 31, 2011:
Medicare patient accounts receivable, net (1)	$87.8	$18.1	$2.3	$—	$108.2

Other patient accounts receivable:
Medicaid	12.3	2.9	1.2	0.3	16.7
Private	27.0	6.9	4.9	1.8	40.6

Total	$39.3	$9.8	$6.1	$2.1	$57.3

Allowance for doubtful accounts (2)					(17.4)

Non-Medicare patient accounts receivable, net					$39.9

Total patient accounts receivable, net					$148.1

Days revenue outstanding, net (3)					35.3

(1)	The following table summarizes the activity and ending balances in our estimated revenue adjustments (amounts in millions), which is recorded to reduce our Medicare outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the Three-Month Period Ended September 30, 2012	For the Three-Month Period Ended December 31, 2011	For the Nine-Month Period Ended September 30, 2012	For the Nine-Month Period Ended December 31, 2011
Balance at beginning of period	$6.6	$6.8	$6.8	$6.4
Provision for estimated revenue adjustments (a)	2.7	4.0	7.9	9.7
Write offs	(2.8)	(4.0)	(8.2)	(9.3)

Balance at end of period	$6.5	$6.8	$6.5	$6.8

(a)	Includes $0.2 million from discontinued operations for the nine-month periods ended September 30, 2012 and December 31, 2011, respectively.

Our estimated revenue adjustments were 5.6% and 5.9% of our outstanding Medicare patient accounts receivable at September 30, 2012 and December 31, 2011, respectively.

(2)	The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in millions), which is recorded to reduce only our Medicaid and private payer outstanding patient accounts receivable to their estimated net realizable value.

	For the Three-Month Period Ended September 30, 2012	For the Three-Month Period Ended December 31, 2011	For the Nine-Month Period Ended September 30, 2012	For the Nine-Month Period Ended December 31, 2011
Balance at beginning of period	$19.6	$18.1	$17.4	$19.1
Provision for doubtful accounts (a)	5.7	3.8	16.3	10.5
Write offs	(4.9)	(4.5)	(13.3)	(12.2)

Balance at end of period	$20.4	$17.4	$20.4	$17.4

(a)	Includes $0.1 million from discontinued operations for the nine-month periods ended September 30, 2012 and December 31, 2011 respectively.

Our allowance for doubtful accounts was 27.5% and 30.5% of our outstanding Medicaid and private patient accounts receivable at September 30, 2012 and December 31, 2011, respectively.

(3)	Our calculation of days revenue outstanding, net is derived by dividing our ending net patient accounts receivable (i.e., net of estimated revenue adjustments and allowance for doubtful accounts ) at September 30, 2012 and December 31, 2011 by our average daily net patient revenue for the three-month periods ended September 30, 2012 and December 31, 2011, respectively.

Indebtedness

Our weighted average interest rate for our five year Term Loan was 1.3% and 1.2% for the three and nine-month periods ended September 30, 2012, respectively, as compared to 1.0% for the three and nine-month periods ended September 30, 2011, respectively.

As of September 30, 2012, our total leverage ratio was 1.2, our fixed charge coverage ratio was 1.5, and we were in compliance with the covenants associated with our long-term obligations.

As of September 30, 2012, our availability under our $250.0 million Revolving Credit Facility, which will expire on March 26, 2013, was $229.5 million as we had $20.5 million outstanding in letters of credit. On October 26, 2012, we entered into a Credit Agreement that provides for senior unsecured facilities in an initial aggregate principal amount of up to $225 million. See Note 9 for additional information on our new Credit Agreement.

See Note 7 of the financial statements included in our Form 10-K for additional details on our outstanding long-term obligations which were outstanding as of September 30, 2012.

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

We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility and Term Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows will be exposed to changes in interest rates. As of September 30, 2012, the total amount of outstanding debt subject to interest rate fluctuations was $15.0 million. A 1.0% interest rate change would cause interest expense to change by approximately $0.2 million annually.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2012, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2012, the end of the period covered by this Quarterly Report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended September 30, 2012, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2012, the end of the period covered by this Quarterly Report.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 7 to the condensed consolidated financial statements for information concerning our legal proceedings.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors included in Part I, “Item 1A. – “Risk Factors”“ of our Annual Report on Form 10-K. These risk factors could materially impact our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely impact our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended September 30, 2012:

Period	(a) Total Number of Share (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1, 2012 to July 31, 2012	236		$13.19	—	$—
August 1, 2012 to August 31, 2012	313		12.69	—	—
September 1, 2012 to September 30, 2012	846		15.56	—	—

	1,395	(1)	$14.52	—	—

(1)	Includes shares of common stock surrendered to us by certain employees to satisfy tax withholding obligations in connection with the vesting of non-vested stock previously awarded to such employees under our 2008 Omnibus Incentive Compensation Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date: November 6, 2012

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