Form 10-K
period 2012-12-31
AMEDISYS INC
filed 2013-03-12
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐    No   ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price as quoted by the NASDAQ Global Select Market on June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $316,344,764. For purposes of this determination shares beneficially owned by executive officers, directors and ten percent stockholders have been excluded, which does not constitute a determination that such persons are affiliates.

As of March 7, 2013, the registrant had 31,381,594 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) to be filed pursuant to the Securities Exchange Act of 1934 with the Securities and Exchange Commission within 120 days of December 31, 2012 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as required by law. For a discussion of some of the factors discussed above as well as additional factors, see Part I, Item 1A. – “Risk Factors” and Part II, Item 7– “Critical Accounting Policies” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Unless otherwise provided, “Amedisys,” “we,” “us,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries and when we refer to 2012, 2011 and 2010, we mean the twelve month period then ended December 31, unless otherwise provided.

A copy of this Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC, including all exhibits, is available on our internet website at http://www.amedisys.com on the “Investors” page under the “SEC Filings” link.

PART I

ITEM 1.  BUSINESS

Overview

Amedisys, Inc. (NASDAQ: AMED) is a “health care at home” company delivering personalized home health and hospice care to more than 360,000 patients each year. Amedisys is focused on delivering the care that is best for our patients, whether that is home-based recovery and rehabilitation after an operation or injury, care focused on empowering them to manage a chronic disease, palliative care for those with a terminal illness, or hospice care at the end of life.

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

Our chronic care management programs and technology infrastructure enable us to deliver quality care based upon evidence-based best practices. We are a recognized innovator, being one of the first in the industry to equip our clinicians with point-of-care laptop technology and our referring physicians with an internet portal that enables seamless real-time coordination of patient care. We also have developed a care transitions program. Our care transitions program is designed to reduce unnecessary hospital readmissions through patient and caregiver health coaching and care coordination, which starts in the hospital and continues through completion of the patient’s home health plan of care.

As of December 31, 2012, we owned and operated 435 Medicare-certified home health care centers, 97 Medicare-certified hospice care centers and two hospice inpatient units, in 38 states within the United States, the District of Columbia and Puerto Rico.

Our services are primarily paid for by Medicare due to the age demographics of our patient base (average age 81). Medicare represented approximately 82%, 85%, and 86% of our net service revenue in 2012, 2011 and 2010, respectively. We are working to diversify our sources of payment by contracting with an increasing number of managed care providers. In 2012, we had 283 active home healthcare and hospice managed care agreements. We remain focused on developing and maintaining a profitable and strategically important managed care contract portfolio.

In addition, Amedisys is actively pursuing health care reform initiatives led by the Centers for Medicare and Medicaid Services (“CMS”) including bundled payment for care improvement initiatives and accountable care organizations (“ACOs”). We are currently pursuing participation in five bundled payment initiatives and three ACOs.

Amedisys was originally incorporated in Louisiana in 1982 by William F. Borne, our founder, Chief Executive Officer and Chairman of the Board; transferred our operations to a Delaware corporation, which was incorporated in 1994; and became a publicly traded company in August of that year. Our common stock is currently traded on the NASDAQ Global Select Market under the trading symbol “AMED”.

Home Health Care:

There is no place like home as the most preferred environment when recovering from an illness, injury or surgical procedure. It is the place where family, friends and familiar surroundings make patients feel most comfortable and recover faster. The Medicare home health benefit is available to homebound patients who require ongoing intermittent skilled care. Our services are provided by highly trained and skilled home health care professionals dedicated to the care and comfort of our patients.

Our care team includes:

•	Skilled Nursing

•	Nurse Practitioners

•	Home Health Aides

•	Physical Therapy

•	Occupational Therapy

•	Speech Therapy

•	Medical Social Workers

Our chronic care clinical programs incorporate evidence-based best practices for patients with chronic diseases. These programs incorporate national clinical standards and use patient education to empower patients and their caregivers with self-care management skills. Our chronic care programs include programs for cardiovascular, respiratory, diabetes, behavioral health, rehabilitative and medical surgical conditions. Our care team also utilizes care transitions program that helps patients move safely from the hospital to their homes with the appropriate post-acute care. Our hospital and health system partners want to ensure their patients have a smooth transition home as well as prevent avoidable readmissions.

Effective October 2012, Medicare began to impose a financial penalty upon hospitals that have excessive rates of patient readmissions within 30 days after hospital discharge. We believe this new regulation provides significant opportunities for us and other post-acute providers who can demonstrate the ability to reduce or maintain patient acute care hospital readmission rates at or below an acceptable level. We are working to take advantage of this opportunity by striving to further improve the quality of care we provide, as well as implementing disease management programs designed to be responsive to the needs of patients served by the hospitals we call upon, so as to expand our business by garnering more referrals from hospitals.

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

Our team is a dedicated support network for the patient and includes:

•	The Patient and Family

•	Attending Physician

•	Hospice Physician

•	Nurses

•	Social Workers

•	Home Health Aides

•	Volunteers

•	Bereavement Counselors

•	Spiritual Counselors

We began establishing palliative care services in selected markets during 2012. Palliative care provides pain and symptom management to patients living with a chronic disease. We utilize nurse practitioners working with collaborating physicians to treat patients who are not hospice eligible but need palliation to manage their disease.

Financial Information:

Financial information for our home health and hospice segments can be found in our consolidated financial statements included in this Annual Report on Form 10-K.

Vision, Mission and Strategy

Our Vision: To be the premier “health care at home” company in the communities we serve.

Our Mission: To provide cost-efficient, quality health care services to the patients entrusted to our care.

Our Strategy: To focus on clinical and operational excellence, as well as differentiated growth.

Clinical Excellence

Deliver high quality patient outcomes. We believe the clinical outcomes we have achieved for our home health patients are among the best in the industry. This can be seen in quality data collected and reported by CMS, which shows that for the twelve month period ending September 2012 we met or exceeded 7 out of the 9 measurement categories in the footprint we serve and were above the national average in 6 out of the 9 measurement categories.

Deploy technology to better coordinate and standardize care for our patients across the continuum. We have adopted technology to provide better, more efficient care for patients, including telemonitoring and a laptop point-of-care (POC) system that enable us to provide a uniform standard of high quality care. Additionally, we have designed a method of communicating electronically with patients’ supervising physicians to provide seamless, real-time access to patient data through our MercuryDoc system.

Provide clinical care programs with a highly-skilled clinical team. We have led, and intend to continue to lead, the industry in clinical care and we believe our team members are some of the best in the industry at delivering care to our patients.

Operational Excellence

Proven operating model. Our size allows us to take advantage of certain economies of scale in billing, accounting, marketing, training, purchasing and information technologies. We have developed an operating model that we believe provides a successful balance between the roles and responsibilities undertaken by our care centers and the roles and responsibilities undertaken by our consolidated corporate operations.

Integrated technology and management systems. We have invested significant time and resources in our information technology and real-time management and monitoring capabilities. For example, we have POC laptop devices, developed and deployed a proprietary, Windows™-based clinical software system and implemented an electronic physician communication system (MercuryDoc), which together are used to collect assessment data, schedule and log patient visits, communicate with our patients’ physicians regarding plans of care and monitor treatments and outcomes in accordance with established medical standards. We believe that our investments in technology have helped us enhance our internal financial and compliance controls, and—most importantly—improve the quality of care we provide to our patients, permitting our patients to achieve better outcomes more rapidly than before.

Strengthen our operational infrastructure. At the care center level, we have strived to develop a cost-efficient operating model and are currently working towards sharing resources among our care centers that are located within a reasonable proximity to one another to further improve our operating model. We manage all patient care and utilization on a real-time basis from both a clinical and financial perspective through a system of exception reporting. At the corporate level, our geographic focus and investment in infrastructure and information systems enable us to leverage regional and senior management resources. We believe that it is essential that we strengthen our financial and clinical infrastructure in order to increase our scalability and operating efficiency.

Differentiated Growth

Emphasize internal growth. We believe the rapidly growing population of aging Americans, particularly the baby boomer population currently ages 49 to 67, will create a significant need for home health and hospice providers to deliver cost-effective, quality health care for complex chronic conditions. We plan to target growth in geographic markets in which we already have a significant market presence. We believe this strategy will offer more efficiencies as we look to share resources among our care centers that are located within a reasonable proximity to one another. We intend to focus on the internal growth of our Medicare patient admissions by: continued development and deployment of our specialty programs, continued referral source communication enhancements, pursuing targeted start-ups, achieving clinical differentiation, and entering into new managed care contracts and health system and hospital partnerships.

Pursue strategic acquisition opportunities. We believe our focus on evidence-based, high quality health care, our strong infrastructure, including our people, processes and technology, as well as our financial strength provide us with a strategic advantage when assessing potential acquisitions. In evaluating strategic acquisitions, we strive to employ a disciplined strategy based on defined criteria, which include, but are not limited to, clinical excellence, high-quality service, a sound compliance track record, a strong referral base and a compatible payor mix. In addition to our acquisitions, we are currently pursuing partnerships or joint ventures with health systems and hospitals.

Our Employees

At February 28, 2013, we employed approximately 15,200 employees, consisting of approximately 11,600 home health care employees, 2,400 hospice care employees and 1,200 corporate and divisional support employees.

Payment for Our Services

Home Health Medicare

The Medicare home health benefit is available both for patients who need care following discharge from a hospital and patients who suffer from chronic conditions that require ongoing but intermittent care. As a condition of participation under Medicare, beneficiaries must be homebound (meaning that the beneficiary is unable to leave his/her home without a considerable and taxing effort), require intermittent skilled nursing, physical therapy or speech therapy services, and receive treatment under a plan of care established and periodically reviewed by a physician. Medicare rates are based on the severity of the patient’s condition, his or her service needs and other factors relating to the cost of providing services and supplies, bundled into 60-day episodes of care. An episode starts with the first day a billable visit is performed and ends 60 days later or upon discharge, if earlier. If a patient is still in treatment on the 60th day, a recertification assessment is undertaken to determine whether the patient needs additional care. If the patient’s physician determines that further care is necessary, another episode begins on the 61st day (regardless of whether a billable visit is rendered on that day) and ends 60 days later. The first day of a consecutive episode, therefore, is not necessarily the new episode’s first billable visit.

CMS added two regulations to the Medicare prospective payment system (“PPS”) that became effective April 1, 2011: (1) a face-to-face encounter requirement and (2) changes to the therapy assessment schedule, which require additional patient evaluations and certifications. As a condition for Medicare payment, the first regulation mandates that prior to certifying a patient’s eligibility for the home health benefit, the certifying physician must document that he or she, or an allowed non-physician practitioner, has had a face-to-face encounter with the patient. The second regulation mandates that periodic assessments be made by a professional qualified therapist at designated intervals, including at least once every 30 days during a therapy patient’s course of treatment.

Annually, the Medicare program base episodic rates are set through Federal legislation, as follows:

Period	Base episode payment
January 1, 2010 through December 31, 2010	$2,313
January 1, 2011 through December 31, 2011	2,192
January 1, 2012 through December 31, 2012	2,139
January 1, 2013 through December 31, 2013	2,138

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

Home Health Non-Medicare

Payments from Medicaid and private insurance carriers are based on episodic-based rates (60-day episode of care) or per visit rates depending upon the terms and conditions established with such payors. Episodic-based rates paid by our non-Medicare payors are paid in a similar manner and subject to the same adjustments as discussed above for Medicare; however, these rates can vary based upon negotiated terms.

Hospice Medicare

The Medicare hospice benefit is also available to Medicare-eligible patients with terminal illnesses, certified by a physician, where life expectancy is six months or less. Medicare rates are based on standard prospective rates for delivering care over a base 90-day or 60-day period (90-day episodes of care for the first two episodes and 60-day episodes of care for any subsequent episodes). Payments are based on daily rates for each day a beneficiary is enrolled in the hospice benefit. Rates are set based on specific levels of care, are adjusted by a wage index to reflect health care labor costs across the country and are established annually through Federal legislation. The levels of care are routine care, general inpatient care, continuous home care and respite care. For 2012, our Medicare routine care revenue accounted for approximately 99% of our total Medicare hospice service revenue and our average Medicare reimbursement was $146 per routine care day.

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

•

Coding—Specified diagnosis codes are assigned to each of our patients based on their particular health condition and ailment (such as diabetes, coronary artery disease or congestive heart failure). Because coding regulations are complex and are subject to frequent change, we maintain controls surrounding our coding process. In order to reduce associated risk, we provide coding training and annual update training for new care center directors and clinical managers; provide coding training during orientation for new employees; provide monthly specialized coding education; circulate a clinical operations quality newsletter; obtain outside expert coding instruction; utilize coding software in our POC system; and have automated coding edits based on pre-defined compliance metrics in our POC system.

•

Clinical Operations—Regulatory requirements allow patients to be admitted to home health care if they are considered homebound and require certain clinical services. These clinical services include: educating the patient about their disease; assessment and observation of disease status; delivery of clinical skills such as wound care; administration of injections or intravenous fluids; and management and evaluation of a patient’s plan of care. In order to help monitor and promote compliance with regulatory requirements, we complete audits of patient charts; administer survey guideline education; hold recurrent homecare regulatory education; utilize outside expert regulatory services; and have a toll-free hotline to offer additional assistance.

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

Professional Licensure, Certification, Accreditation and Related Laws and Guidelines

We have invested in new business lines that are complementary to our existing home health and hospice businesses, but require compliance with additional regulatory requirements. These new business lines consist of (i) palliative care, which is designed to relieve pain and suffering for patients who do not qualify for, or have not elected, the hospice benefit, and (ii) house calls medical practices. These new practices are billed pursuant to Medicare Part B, rather than Medicare Part A which governs both home health and hospice, and utilize house calls nurse practitioners (“NPs”), physician assistants (“PAs”) and physicians (collectively with NPs and PAs, “Clinical Professionals”). Our Clinical Professionals are subject to numerous federal, state and local licensing laws and regulations, relating to, among other things, professional credentialing and professional ethics. Clinical Professionals are also subject to state and Federal regulation regarding prescribing medication and controlled substances. Each state defines the scope of practice of Clinical Professionals through legislation and through the respective Boards of Medicine and Nursing, and many states require that NPs and PAs work in collaboration with or under the supervision of a physician. These requirements may vary significantly from state to state. There are penalties for non-compliance with these laws and standards, including loss of professional license, civil or criminal fines and penalties, federal health care program disenrollment, loss of billing privileges, and exclusion from participation in various governmental and other third-party healthcare programs.

Reimbursement for palliative care and house calls services is generally conditioned on our Clinical Professionals providing the correct procedure and diagnosis codes and properly documenting both the service itself and the medical necessity for the service. Incorrect or incomplete documentation and billing information, or the incorrect selection of codes for the level and type of service provided, could result in non-payment for services rendered or lead to allegations of billing fraud.

Medicare Participation

Our care centers must comply with regulations promulgated by the United States Department of Health and Human Services in order to participate in the Medicare program and receive Medicare payments. Among other things, these regulations, known as “conditions of participation,” relate to the type of facility, its personnel and its standards of medical care, as well as its compliance with state and local laws and regulations. CMS has indicated that it will be revising the current home health conditions of participation but has not yet announced the publication date of such revisions. In 2012, CMS adopted alternative sanction enforcement options which allow CMS (i) effective July 1, 2013, to impose temporary management, direct plans of correction, or direct training, and (ii) effective July 1, 2014, to impose payment suspensions and civil monetary penalties in each case on providers out of compliance with the conditions of participation.

CMS has engaged a number of third party firms, including Recovery Audit Contractors (“RACs”), Program Safeguard Contractors (“PSCs”), Zone Program Integrity Contractors (“ZPICs”) and Medicaid Integrity Contributors (“MICs”), to conduct extensive reviews of claims data and state and Federal government health care program laws and regulations applicable to healthcare providers. These audits evaluate the appropriateness of billings submitted for payment. In addition to identifying overpayments, audit contractors can refer suspected violations of law to government enforcement authorities.

Federal and State Anti-Fraud and Anti-Kickback Laws

As a provider under the Medicare and Medicaid systems, we are subject to various anti-fraud and abuse laws, including the Federal health care programs’ anti-kickback statute and, where applicable, its state law counterparts. Subject to certain exceptions, these laws prohibit any offer, payment, solicitation or receipt of any form of remuneration to induce or reward the referral of business payable under a government health care program or in return for the purchase, lease, order, arranging for, or recommendation of items or services covered under a government health care program. Affected government health care programs include any health care plans or programs that are funded by the United States government (other than certain Federal employee health insurance benefits/programs), including certain state health care programs that receive Federal funds, such as Medicaid. A related law forbids the offer or transfer of anything of value, including certain waivers of co-payment obligations and deductible amounts, to a beneficiary of Medicare or Medicaid that is likely to influence the beneficiary’s selection of health care providers, again subject to certain exceptions. Violations of the anti-fraud and abuse laws can result in the imposition of substantial civil and criminal penalties and, potentially, exclusion from furnishing services under any government health care program. In addition, the states in which we operate generally have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers where they are designed to obtain the referral of patients from a particular provider.

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

The Fraud Enforcement and Recovery Act of 2009 (“FERA”) amended the False Claims Act with the intent of enhancing the powers of government enforcement authorities and whistleblowers to bring False Claims Act cases. In particular, FERA attempts to clarify that liability may be established not only for false claims submitted directly to the government, but also for claims submitted to government contractors and grantees. FERA also seeks to clarify that liability exists for attempts to avoid repayment of overpayments, including improper retention of Federal funds. FERA also included amendments to False Claims Act procedures, expanding the government’s ability to use the Civil Investigative Demand process to investigate defendants, and permitting government complaints in intervention to relate back to the filing of the whistleblower’s original complaint. FERA is likely to increase both the volume and liability exposure of False Claims Act cases brought against health care providers.

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

Patient Protection and Affordable Care Act

In March 2010, comprehensive health care reform legislation was signed into law in the United States through the passage of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively, “PPACA”). However, it is difficult to predict the full impact of PPACA due to the law’s complexity and current lack of full implementing regulations or interpretive guidance, as well our inability to foresee how CMS and other participants in the health care industry will respond to the choices available to them under the law. Many provisions in PPACA are scheduled to become effective over the next several years, but many of the implementing regulations for these statutory provisions have not yet been published. PPACA calls for a number of changes to be made over time that will likely have a significant impact upon the health care delivery system. For example, PPACA mandates decreases in home health reimbursement rates, including a rebasing of the home health payment system beginning in 2014 that will be phased in over a four-year period. These reimbursement changes are described in detail in Part II, Item 7, “Recent Developments.” PPACA has established a number of new requirements impacting our business operations, and promises to give rise to other changes that could significantly impact our businesses in the future. For example, PPACA also mandates the creation of a home health value-based purchasing program, the development of quality measures, and the testing of alternative payment and delivery models, including ACOs and the Bundled Payments for Care Improvement initiative. See Part 1, Item IA, “Risk Factors,” “Risks Related to Laws and Government Regulations” for a more complete discussion of PPACA and the risks it presents to our businesses.

Our Competitors

There are few barriers to entry in the home health and hospice jurisdictions that do not require certificates of need or permits of approval. Our primary competition in these jurisdictions comes from local privately, publicly, and hospital-owned health care providers. We compete based on the availability of personnel, the quality of services, expertise of visiting staff, and, in certain instances, on the price of our services. In addition, we compete with a number of non-profit organizations that finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions that are unavailable to us.

Available Information

Our company website address is www.amedisys.com. We use our website as a channel of distribution for important company information. Important information, including press releases, analyst presentations and financial information regarding our company, is routinely posted on and accessible on the Investor Relations subpage of our website, which is accessible by clicking on the tab labeled “Investors” on our website home page. We also use our website to expedite public access to time-critical information regarding our company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information. Therefore, investors should look to the “Investors” subpage of our web site for important and time-critical information. Visitors to our website can also register to receive automatic e-mail and other notifications alerting them when new information is made available on the “Investors” subpage of our website. In addition, we make available on the Investors subpage of our website (under the link “SEC Filings”), free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as practicable after we electronically file such reports with the SEC. Further, copies of our Certificate of Incorporation and Bylaws, our Code of Ethical Business Conduct, our Corporate Governance Guidelines and the charters for the Audit, Compensation, Nominating and Corporate Governance and Quality of Care Committees of our Board are also available on the Investors subpage of our website (under the link “Corporate Governance”).

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

Our net service revenue is primarily derived from Medicare, which accounted for 82%, 85% and 86% of our revenue during 2012, 2011 and 2010, respectively. Payments received from Medicare are subject to changes made through Federal legislation. These changes, as further detailed in Item 1, “Payment for Our Services,” can include changes to base episode payments and adjustments for home health services, changes to cap limits and per diem rates for hospice services and changes to Medicare eligibility and documentation requirements or changes designed to restrict utilization. When such changes are implemented, we must also modify our internal billing processes and procedures accordingly, which can require significant time and expense. Any similar changes, including retroactive adjustments, adopted in the future by CMS could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

Adverse developments in the United States could lead to a reduction in Federal government expenditures, including governmentally funded programs in which we participate, such as Medicare and Medicaid. In addition, if at any time the Federal government is not able to meet its debt payments unless the Federal debt ceiling is raised, and legislation increasing the debt ceiling is not enacted, the Federal government may stop or delay making payments on its obligations, including funding for government programs in which we participate, such as Medicare and Medicaid. Failure of the government to make payments under these programs could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Further, any failure by the United States Congress to complete the Federal budget process and fund government operations may result in a Federal government shutdown, potentially causing us to incur substantial costs without reimbursement under the Medicare program, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. As an example, the failure of the 2011 Joint Select Committee to meet its Deficit Reduction goal will result in an automatic reduction in Medicare home and hospice payments of 2% in 2013. Currently, the 2% reduction has been postponed until April 1, 2013.

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

We are the subject of a number of inquiries by the Federal government, and we have made voluntary disclosures to the Federal government concerning several matters. During the 111th and 112th United States Congresses, the Senate Finance Committee conducted an inquiry focused on the major publicly traded home health corporations, relating to our policies and practices regarding home therapy visits and therapy utilization trends. On October 3, 2011, the Senate Finance Committee publicly issued a report titled “Staff Report on Home Health and the Medicare Therapy Threshold,” which recommended that CMS “must move toward taking therapy out of the payment model.” Following the initiation in May 2010 of the Senate Finance Committee inquiry, we, as well as the other major publicly traded home health care companies, received a notice of formal investigation from the SEC accompanied by a subpoena for documents relating to the matters under review by the Senate Finance

Committee and other matters involving our operations. We also received Civil Investigative Demands (“CIDs”) issued by the U.S. Department of Justice (“DOJ”) pursuant to the Federal False Claims Act, requiring the delivery of a wide range of documents and information relating to our clinical and business operations, including reimbursement and billing claims submitted to Medicare for home health services, and related compliance activities. Subsequently, the Company and certain current and former employees have received additional CIDs from DOJ for information and/or testimony. In May 2012, we made a disclosure to CMS under that agency’s Stark Law Self-Referral Disclosure Protocol relating to certain services agreements between a subsidiary of ours and a large physician group. In addition, we made disclosure to various governmental agencies, including, in October 2012, to the Office of Counsel to the Inspector General of the United States Department of Health and Human Services (the “OIG”) pursuant to the OIG Provider Self-Disclosure Protocol regarding certain clinical documentation issues and eligibility requirements at two hospice care centers. We cooperated with the Senate Finance Committee inquiry, are cooperating with the ongoing DOJ investigations and voluntary self-disclosures, and are responding to all government requests. However, we cannot predict when these matters will be resolved, the outcome of these matters or their impact on our business. An adverse outcome in these matters could include the commencement of civil and/or criminal proceedings, as well as substantial fines, penalties and/or administrative remedies, including the loss of the right to participate in the Medicare program. In addition, resolution of these matters could involve the imposition of additional and costly compliance obligations. Finally, if these matters continue over a long period of time, they could divert the attention of management from the day-to-day operations of our business and impose significant administrative burdens on us. These potential consequences, as well as any adverse outcome from these investigations or other investigations initiated by the government at any time, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Pending civil litigation could have a material adverse effect on the Company.

We and certain of our current and former directors, senior executives and other employees are defendants in a Federal securities class action, an ERISA class action and a shareholder derivative action. We are also a defendant in several wage and hour law putative collective and class action lawsuits. See Part IV, Item 15, “Note 10, Commitments and Contingencies” for a more detailed description of these proceedings. These actions remain in preliminary stages and it is not yet possible to assess their probable outcome or our potential liability, if any. We cannot provide any assurances that the legal and other costs associated with the defense of these actions, the amount of time required to be spent by management on these matters and the ultimate outcome of these actions will not have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Our insurance may not cover all of the costs associated with defending the pending Federal securities class action, ERISA class action and shareholder derivative action and the ongoing Federal government investigation, and any potential liability costs associated with such matters, and we maintain no insurance that covers any portion of the pending wage and hour putative collective and class action lawsuits.

With respect to the pending securities and ERISA class actions, the shareholder derivative action and the ongoing Federal government investigations, we maintain directors’ and officers’ liability insurance that we believe should cover a portion of the legal costs and potential liability costs associated with certain of these matters. However, such insurance coverage does not extend to all of these expenditures, and the insurance limits may be insufficient even with respect to expenditures that would otherwise be covered. In addition, we may be obligated to indemnify (and advance legal expenses to) both current and former officers, employees and directors in connection with these matters. Furthermore, our insurance carriers may seek to deny coverage in some or all of these matters, in which case we may have to fund the indemnification amounts owed to such directors and officers ourselves. If our insurance coverage for any or some of these matters is denied or is not adequate, it may have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. We do not maintain any insurance that will cover any part of the wage and hour putative collective and class action lawsuits in which we are defendants.

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

If a care center fails to comply with the conditions of participation in the Medicare program, that care center could be subjected to sanctions or terminated from the Medicare program.

Each of our care centers must comply with required conditions of participation in the Medicare program. If we fail to meet the conditions of participation at a care center, we may receive a notice of deficiency from the applicable state surveyor. If that care center then fails to institute an acceptable plan of correction to remediate the deficiency within the correction period provided by the state surveyor, that care center could be terminated from the Medicare program or subjected to alternative sanctions. CMS outlined its alternative sanction enforcement options through a regulation published in 2012; under the regulation, CMS may (i) effective July 1, 2013, impose temporary management, direct a plan of correction, or direct training and (ii) effective July 1, 2014, impose payment suspensions and civil monetary penalties, in each case, upon providers who fail to comply with the conditions of participation. Termination of one or more of our care centers from the Medicare program for failure to satisfy the program’s conditions of participation, or the imposition of alternative sanctions, could disrupt operations, require significant attention by management, or have a material adverse effect on our business and reputation and consolidated financial condition, results of operations and cash flows. CMS has announced that it is currently revising the Medicare conditions of participation for home health care centers across the industry, with an unknown effective date. We do not know at this time what effect the revisions will have on our operations, and there can be no assurances that the revisions will not have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

We are subject to Federal and state laws that govern our financial relationships with physicians and other health care providers, including potential or current referral sources.

We are required to comply with Federal and state laws, generally referred to as “anti-kickback laws,” that prohibit certain direct and indirect payments or other financial arrangements between health care providers that are designed to encourage the referral of patients to a particular provider for medical services. In addition to these anti-kickback laws, the Federal government has enacted specific legislation, commonly known as the “Stark Law,” that prohibits certain financial relationships, specifically including ownership interests and compensation arrangements, between physicians (and the immediate family members of physicians) and providers of designated health services, such as home health care centers, to whom the physicians refer patients. Some of these same financial relationships are also subject to additional regulation by states. Although we believe we have structured our relationships with physicians and other potential referral sources to comply with these laws where applicable, we cannot assure you that courts or regulatory agencies will not interpret state and Federal anti-kickback laws and/or the Stark Law and similar state laws regulating relationships between health care providers and physicians in ways that will adversely implicate our practices or that isolated instances of noncompliance will not occur. For example, in May 2012, we made a disclosure to CMS under that agency’s Stark Law Self-Referral Disclosure Protocol relating to certain services agreements between a subsidiary of ours and a large physician group. Violations of Federal or state Stark or “anti-kickback” laws could lead to criminal or civil fines or other sanctions, including denials of government program reimbursement or even exclusion from participation in governmental health care programs, that could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

We may face significant uncertainty in the industry due to government health care reform.

The health care industry in the United States is subject to fundamental changes due to ongoing health care reform efforts and related political, economic and regulatory influences. In March 2010, comprehensive health care reform legislation was signed into law in the United States through the passage of the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act (collectively, “PPACA”). However, it is difficult to predict the full impact of PPACA due to the law’s complexity and current lack of implementing regulations or interpretive guidance, as well our inability to foresee how CMS and other participants in the health care industry will respond to the choices available to them under the law. Many provisions in PPACA are scheduled to become effective over the next several years, but not all the implementing regulations for these statutory provisions have been published.

PPACA makes a number of changes to Medicare payment rates and also calls for a rebasing of the home health payment system beginning in 2014 that will be phased in over a four-year period. These reimbursement changes are described in detail in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations: Recent Developments.”

As described in Item 1, “Payments for Our Services,” CMS added two regulations that became effective April 1, 2011: (1) a face-to-face encounter requirement for home health and hospice services and (2) changes to the home health therapy assessment schedule, which requires additional patient evaluations and certifications. These and other regulations implementing the provisions of the PPACA may similarly increase our costs, decrease our revenues, expose us to expanded liability or require us to revise the ways in which we conduct our business.

PPACA also calls for a number of other changes to be made over time that will likely have a significant impact upon the health care delivery system. For example, PPACA mandates creation of a home health value-based purchasing program, the development of quality measures, and decreases in home health reimbursement rates, including rebasing, as further described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations: Recent Developments.” In addition, PPACA requires the Secretary of Health and Human Services to test different models for delivery of care, some of which will involve home health services. It also requires the Secretary to establish a national pilot program for integrated care for patients with certain conditions, bundling payment for acute hospital care, physician services, outpatient hospital services (including emergency department services) and post-acute care services, which would include home health. In advance of the national pilot program, the newly created CMS Innovation Center is launching the Bundled Payments for Care Improvement initiative designed to encourage doctors, hospitals and other health care providers, including home health providers, to work together to better coordinate care for patients both when they are in the hospital and after they are discharged. In October 2011 CMS published final Medicare Shared Savings Program regulations, which use accountable care organizations (“ACOs”) to facilitate coordination and cooperation among providers to improve the quality of care for Medicare fee-for-service beneficiaries and reduce unnecessary costs. PPACA further directs the Secretary to conduct a study to evaluate cost and quality of care among efficient home health care centers and specifically focusing on access to care and treating Medicare beneficiaries with varying severity levels of illness, and provide a report to Congress no later than March 1, 2014. At this time, it is not possible to predict with any certainty how these initiatives will be implemented and what impact they may have on our business.

In addition, various health care reform proposals similar to the Federal reforms described above have also emerged at the state level, including in several states which we operate. Moreover, in January 2011, the Medicare Payment Advisory Commission voted to recommend to Congress that it make additional changes to the home health payment system, noting that such recommendations may include further payment reductions and/or a beneficiary copayment obligation. We cannot predict with certainty what health care initiatives, if any, will be implemented at the state level, or what the ultimate effect of Federal health care reform or any future legislation or regulation may have on us or on our business and consolidated financial condition, results of operations and cash flows.

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

Our long-term strategy is to evolve from a traditional home health and hospice care company to a company focused on bringing home a continuum of care to better serve the needs of our nation’s seniors and diversify our sources of payment so as to become less reliant upon Medicare. To this end, we are developing and acquiring new business lines that will complement our existing home care and hospice business and help seniors manage their health more effectively and stay in their homes longer. We are also working to develop or acquire new business lines that are focused on managing our patients’ age-related disease processes from onset through the end of life. These new business lines focus on expanding the range of health care services provided within patients’ homes, including through utilization of house calls physicians, nurse practitioners (“NPs”) and physician assistants (“PAs”), and developing technology that assists with coordinating patient care, developing new care transition processes and promoting patient education. Developing or acquiring new lines of business can be time consuming and expensive, and there can be no assurance that our efforts in these areas will ultimately be successful. Further, the development or acquisition of new lines of business requires significant attention from our management team, and if events occur that distract our management’s attention and resources, our business performance could be negatively impacted. In addition, we may expend significant resources to acquire or develop and introduce new business lines that are ultimately not accepted by patients, payors or referral sources for multiple reasons, including, but not limited to, a failure to successfully market the new business lines to patients, payors and referral sources, competition from existing and new competitors and a failure to introduce new business lines in a timely manner. The risks associated with new lines of business could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

We may not succeed in our efforts to develop palliative care and house call business lines, which are subject to additional rules, prohibitions, regulations and reimbursement requirements that differ from our primary home health and hospice operations.

Two new lines of business that we have recently entered are (i) palliative care, a type of care focused upon relieving pain and suffering in patients who do not quality for, or who have not yet elected, the hospice benefit and (ii) medical house calls. The expansion into new lines of business related to palliative care and house calls exposes us additional risks, in part because these new business lines requires us to comply with additional Federal and state laws and regulations that differ from those that govern the home health and hospice businesses. In addition to the regulatory risks described in Part I, Item 1A, “Risks Related to Laws and Government

Regulations”, these new lines of business require compliance with different Federal and state requirements governing licensure, enrollment, documentation, prescribing, coding, billing and collection of coinsurance and deductibles, among other requirements. For example, Medicare reimbursement for our new palliative care and house calls business is under Medicare Part B, rather than Medicare Part A, which covers home health and hospice. Part B differs in many respects from Part A, including by requiring the payment and collection of patient deductibles and co-insurance. Additionally, some states have prohibitions on the corporate practice of medicine and fee-splitting, which generally prohibit business entities from owning or controlling medical practices or may limit the ability of medical professionals to share professional service income with non-professional or business interests. Compliance with applicable regulations may cause us to incur expenses that we have not anticipated, and if we are unable to comply with these additional legal requirements, we may incur liability, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

We have made a decision to emphasize internal growth by maintaining and building upon our market positions in geographic areas where we currently have a significant market presence. This will likely involve sharing resources among geographically proximate care centers, the continued development and deployment of our specialty programs, continued enhancement of communications with referral sources, opening targeted start-up care centers in existing leading markets and entering into collaborative relationships or joint ventures with health systems and hospitals. If these strategies are unsuccessful it could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. We face competition for potential collaborative relationships and joint venture candidates, which may limit the number of opportunities available to us. Further, we may not be able to identify suitable relationship or joint venture opportunities in the future or any such opportunities, if identified, may not be consummated on favorable terms, if at all. Without successful collaborations or joint ventures in markets where we already have a significant market presence, our future growth rates could decline. In addition, any future collaborations or joint ventures, if consummated, may not be successful in achieving further growth and market penetration.

We may enter into risk-bearing partnerships with payors and other providers. If this strategy is not successful, our financial performance could be adversely affected.

We plan to take advantage of various voluntary opportunities afforded by PPACA to enter into risk-based partnerships designed to encourage health care providers, including home health providers, to assume financial accountability for outcomes and work together to better coordinate care for patients, both when they are in the hospital and after they are discharged. We view these initiatives as important means to progress toward our long-term strategic plan, improve our clinical capabilities, develop our relationships with hospitals, physicians, managed care payors and other referral sources, and prepare for the possibility that Medicare may in the future require us to participate in a capitated or value- based payment system. These initiatives include the CMS Bundled Payments for Care Improvement initiative (“BCPI”), the CMS Innovation Advisors Program, the Medicare Shared Savings Program (“ACOs”), the CMS Innovation Center Pioneer Accountable Care Organization program (“Pioneer ACOs”), the CMS Community-Based Care Transitions Program and the Independence at Home Demonstration. Under these programs, we would have the ability to receive additional payments if we are able to deliver quality care at a cost that is lower than established benchmarks, but would also have the risk of incurring financial penalties if we are not successful in doing so.

Advancing these initiatives can be time consuming and expensive, and there can be no assurance that our efforts in these areas will ultimately be successful. Further, these initiatives require significant attention from our management team, and if events occur that distract our management’s attention and resources, our business performance could be negative impacted. In addition, if we succeed in our efforts to enter into these risk-based partnerships but fail to deliver quality care at a cost consistent with our expectations, we would be subject to significant financial penalties. These initiatives could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

Changes in Federal laws or regulations may materially adversely impact our ability to acquire care centers or open new start-up care centers. For example, PPACA authorized CMS to impose temporary moratoria on the enrollment of new Medicare providers, if deemed necessary to combat fraud, waste or abuse under government programs. The moratoria on new enrollments may be applied to categories of providers or to specific geographic regions. If a moratorium is imposed on the enrollment of new home health or hospice providers in a geographic area we desire to service, it could have a material impact on our ability to open new care centers. Additionally, in 2010, CMS implemented and amended a regulation known as the “36 Month Rule” that is applicable to home health care center acquisitions. Subject to certain exceptions, the 36 Month Rule prohibits buyers of certain home health care centers – those that either enrolled in Medicare or underwent a change in majority ownership fewer than 36 months prior to the acquisition – from assuming the Medicare billing privileges of the acquired care center. These changes in Federal laws and regulations, and similar future changes, may further increase competition for acquisition targets and could have a material detrimental impact on our acquisition strategy.

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

Managed care organizations and other third party payors continue to consolidate, which enhances their ability to influence the delivery of health care services. Consequently, the health care needs of patients in the United States are increasingly served by a smaller number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers. Our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected if these organizations terminate us as a provider and/or engage our competitors as a preferred or exclusive provider. In addition, should private payors, including managed care payors, seek to negotiate additional discounted fee structures or the assumption by health care providers of all or a portion of the financial risk through prepaid capitation arrangements, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

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

Providing quality patient care is the cornerstone of our business. Hospitals, physicians and other referral sources refer patients to us in large part because of the quality of care we provide. Clinical quality is becoming increasingly important within our industry. Effective October 2012, Medicare began to impose a financial penalty upon hospitals that have excessive rates of patient readmissions within 30 days from hospital discharge. We believe this new regulation provides a competitive advantage to home health providers who can differentiate themselves based upon quality, particularly by achieving low patient acute care hospitalization readmission rates and by implementing disease management programs designed to be responsive to the needs of patients served by referring hospitals. We are focused intently upon improving our patient outcomes, particularly our patient acute care hospitalization readmission rates. If we should fail to attain our goals regarding acute care hospitalization readmission rates and other quality metrics, we expect our ability to generate referrals would be adversely impacted, which could have a material adverse effect upon our business and consolidated financial condition, results of operations and cash flows.

We may close additional underperforming care centers in the future.

During 2010, 2011 and 2012, we reviewed the performance of our portfolio of care centers. Our review considered the current financial performance, market penetration, forecasted market growth and current and future CMS payment revisions. We incurred exit activity costs of $20.9 million in connection with these closures, including lease termination payments, relocation costs, severance costs and asset and intangible write-offs.

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

Our failure to negotiate favorable managed care contracts, or our loss of existing favorable managed care contracts, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

One of our strategies is to diversify our payor sources by increasing the business we do with managed care companies, and we strive to put in place favorable contracts with managed care payors. However, we may not be successful in these efforts. Additionally, there is a risk that the favorable managed care contracts that we put in place may be terminated, and managed care contracts typically permit the payor to terminate the contract without cause, on very short notice, typically 60 days, which can provide payors leverage to reduce volume or obtain favorable pricing. For example, in July 2012, Humana, Inc. (“Humana”) provided a notice of termination to us, which resulted in our renegotiating a new contract with Humana in October 2012 that will generate lower revenues for us. Our failure to negotiate and put in place favorable managed care contracts, or our failure to maintain in place favorable managed care contracts, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

A write off of a significant amount of intangible assets or long-lived assets could have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

During 2012 and 2011, we determined that goodwill and other intangible assets related primarily to our home health reporting unit were impaired and we recorded non-cash goodwill and other intangible assets impairment charges of $162.1 million and $579.9 million, respectively. In addition, a further significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in the need to perform an impairment analysis under Accounting Standard Codification (“ASC”) Topic 350 “Intangibles – Goodwill and Other” in future periods prior to our annual impairment test. If we were to conclude that a future write down of goodwill is necessary, then we would record the appropriate charge, which could result in material charges that are adverse to our consolidated financial condition and results of operations. See Note 5 – “Goodwill and Other Intangible Assets, Net” to our consolidated financial statements for additional information on the impairment.

Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was approximately $209.6 million as of December 31, 2012 ($18.2 million for our home health reporting unit and $191.4 million for our hospice reporting unit) and if we make additional acquisitions, it is likely that we will record additional intangible assets in our consolidated financial statements. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets of $203.8 million as of December 31, 2012, which we review both on a periodic basis as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination that a significant impairment in value of our unamortized intangible assets or long-lived assets occurs, such determination could require us to write off a substantial portion of our assets. A write off of these assets could have a material adverse effect on our consolidated financial condition and results of operations.

A shortage of qualified registered nursing staff and other clinicians, such as therapists and nurse practitioners, could materially impact our ability to attract, train and retain qualified personnel and could increase operating costs.

We compete for qualified personnel with other healthcare providers. Our ability to attract and retain clinicians depends on several factors, including our ability to provide these personnel with attractive assignments and competitive salaries and benefits. We cannot be assured we will succeed in any of these areas. In addition, there are shortages of qualified health care personnel in some of our markets. As a result, we may face higher costs of attracting clinicians and providing them with attractive benefit packages than we originally anticipated which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. In addition, if we expand our operations into geographic areas where health care providers historically have been unionized, or if any of our care center employees become unionized, being subject to a collective bargaining agreement may have a negative impact on our ability to timely and successfully recruit qualified personnel and may increase our operating costs. Generally, if we are unable to attract and retain clinicians, the quality of our services may decline and we could lose patients and referral sources, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

The services we offer involve an inherent risk of professional liability and related substantial damage awards. As of February 28, 2013, we had approximately 15,200 employees (11,600 home health, 2,400 hospice and 1,200 corporate employees). In addition, we employ direct care workers on a contractual basis to support our existing workforce. Due to the nature of our business, we, through our employees and caregivers who provide services on our behalf, may be the subject of medical malpractice claims. A court could find these individuals should be considered our agents, and, as a result, we could be held liable for their acts or omissions. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. While we maintain malpractice liability coverage that we believe is appropriate given the nature and breadth of our operations, any claims against us in excess of insurance limits, or multiple claims requiring us to pay deductibles could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

Our success depends upon the continued employment of members of our senior management team, including our Chairman and Chief Executive Officer, William F. Borne, our President and Chief Financial Officer, Ronald A. LaBorde, our Executive Vice President of Home Health and Hospice, Jim Robinson, our Chief Medical Officer, Dr. Michael O. Fleming, our Executive Vice President of Administration/Human Resources and Chief Information Officer, G. Patrick Thompson, Jr., our Chief Compliance Officer, Jeffrey D. Jeter, and our General Counsel and Secretary, David R. Bucey. The loss or departure of any one of these executives or other key employees could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

As of December 31, 2012, we had total outstanding indebtedness of approximately $102.7 million, comprised mainly of indebtedness incurred for acquisitions. Our level of indebtedness could have a material adverse effect on our business and consolidated financial position, results of operations and cash flows and impair our ability to fulfill other obligations in several ways, including:

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

The activities of short sellers could reduce the price or prevent increases in the price of our common stock. “Short sale” is defined as the sale of stock by an investor that the investor does not own. Typically, investors who sell short believe the price of the stock will fall, and anticipate selling shares at a higher price than the purchase price at which they will buy the stock. As of December 31, 2012, investors held a short position of approximately 3.3 million shares of our common stock which represented 10.4% of our outstanding common stock. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline.

Sales of substantial amounts of our common stock or preferred stock, or the availability of those shares for future sale, could materially impact our stock price and limit our ability to raise capital.

The following table presents information about our outstanding common and preferred stock and our outstanding securities exercisable for or convertible into shares of common stock:

As of December 31, 2012
Common stock outstanding	31,086,619
Preferred stock outstanding	—
Common stock available under 2008 Omnibus Incentive Compensation Plan	2,687,706
Stock options outstanding and exercisable	243,886
Non-vested stock outstanding	643,353
Non-vested stock units outstanding	—

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

None.

ITEM 2.  PROPERTIES

Our corporate headquarters are located in Baton Rouge, Louisiana in an 110,000 square feet building that we own. As of December 31, 2012, we believe we have adequate space to accommodate our corporate staff located in the Baton Rouge area for the foreseeable future.

In addition to our corporate headquarters, we also lease facilities for our home health and hospice care centers and own one hospice inpatient unit and lease one hospice inpatient unit. Generally, these leases have an initial term of three years, but range from one to seven years. Most of these leases also contain an option to extend the lease period. The following table shows the location of our 435 Medicare-certified home health, 97 hospice care centers and two hospice inpatient units at December 31, 2012:

State	Home Health	Hospice	State	Home Health	Hospice
Alaska	1	—	Missouri	6	—
Alabama	30	7	New Jersey	2	2	*
Arkansas	6	—	New York	5	—
Arizona	6	—	New Hampshire	2	4	*
California	12	—	North Carolina	8	10
Colorado	2	—	Ohio	6	1
Connecticut	4	2	Oklahoma	8	—
Delaware	2	—	Oregon	4	2
Florida	37	—	Pennsylvania	10	6
Georgia	67	6	Rhode Island	1	2
Idaho	2	1	South Carolina	19	9
Illinois	5	—	Tennessee	51	10
Indiana	10	1	Texas	17	1
Kansas	2	1	Virginia	22	1
Kentucky	25	—	Washington	1	1
Louisiana	12	7	West Virginia	11	5
Massachusetts	9	10	Wisconsin	2	—
Maine	2	5	Wyoming	4	3
Maryland	9	2	Washington, D.C.	1	—
Mississippi	11	—	Carolina, Puerto Rico	1	—

			Total	435	99

*	Includes one hospice inpatient unit

ITEM 3.	LEGAL PROCEEDINGS

See Part IV, Item 15, “Note 10, Commitments and Contingencies” for information concerning our legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock trades on the NASDAQ under the trading symbol “AMED.” The following table presents the range of high and low sales prices for our common stock for the periods indicated as reported on NASDAQ:

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2012:
First Quarter	$14.73	$9.35
Second Quarter	15.51	9.51
Third Quarter	15.95	11.15
Fourth Quarter	13.99	9.52

Year Ended December 31, 2011:
First Quarter	$38.87	$30.26
Second Quarter	35.59	24.90
Third Quarter	27.76	12.64
Fourth Quarter	14.74	9.12

As of March 7, 2013, there were approximately 554 holders of record of our common stock.

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

Purchases of Equity Securities

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended December 31, 2012:

Period	(a) Total Number of Share (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
October 1, 2012 to October 31, 2012	314		$13.12	—	$—
November 1, 2012 to November 30, 2012	3,067		11.64	—	—
December 1, 2012 to December 31, 2012	3,755		11.11	—	—

	7,136	(1)	$11.42	—	$—

(1)	Consists of shares of common stock surrendered to us by certain employees to:

i. satisfy tax withholding obligations in connection with the vesting of stock previously awarded to such employees under our 2008 Omnibus Incentive Compensation Plan.

ii. satisfy tax withholding obligations in connection with the exercise of stock options previously awarded to such employees under our 1998 Stock Option Plan.

Stock Performance Graph

The Performance Graph below compares the cumulative total stockholder return on our common stock, $0.001 par value per share, for the five-year period ended December 31, 2012, with the cumulative total return on the NASDAQ composite index and an industry peer group over the same period (assuming the investment of $100 in our common stock, the NASDAQ composite index and the industry peer group) on December 31, 2007 and the reinvestment of dividends. The peer group we selected is comprised of: Gentiva Health, Inc. (“GTIV”), LHC Group, Inc. (“LHCG”) and Almost Family, Inc. (“AFAM”). The cumulative total stockholder return on the following graph is historical and is not necessarily indicative of future stock price performance. No cash dividends have been paid on our common stock.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Amedisys, Inc.	$100.00	$85.20	$100.16	$69.04	$22.49	$23.30
NASDAQ Composite	$100.00	$59.03	$82.25	$97.32	$98.63	$110.78
Peer Group	$100.00	$157.28	$144.40	$137.17	$47.69	$72.48

This stock performance information is “furnished” and shall not be deemed to be “soliciting material” or subject to Regulation 14A under the Securities Exchange Act of 1934 (the “Exchange Act”), shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this report and irrespective of any general incorporation by reference language in any such filing, except to the extent we specifically incorporate the information by reference.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below is derived from our audited consolidated financial statements for the five-year period ended December 31, 2012, based on our continuing operations. The financial data for the years ended December 31, 2012, 2011 and 2010 should be read together with our consolidated financial statements and related notes included in Part IV, Item 15 “Exhibits and Financial Statement Schedules” and the information included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

	2012 (1)(2)(3)(4)	2011 (4)(5)(6)(7)	2010 (5)(6)(7)(8)	2009	2008 (9)(10)
	(Amounts in thousands, except per share data)
Income Statement Data:
Net service revenue	$1,487,905	$1,468,305	$1,601,070	$1,482,494	$1,168,303
Operating (loss) income from continuing operations	$(112,205)	$(469,975)	$211,281	$238,847	$161,046
Net (loss) income from continuing operations attributable to Amedisys, Inc.	$(82,305)	$(374,955)	$123,349	$140,550	$89,104
Net (loss) income from continuing operations attributable to Amedisys, Inc. per basic share	$(2.75)	$(13.07)	$4.40	$5.16	$3.37
Net (loss) income from continuing operations attributable to Amedisys, Inc. per diluted share	$(2.75)	$(13.07)	$4.33	$5.06	$3.31

(1)

During 2012, we incurred costs associated with the prepayment of the term loan and a portion of our existing senior notes associated with our March 26, 2008 Senior Credit Facility, which amounted to $4.7 million ($2.8 million, net of tax).

(2)	During 2012, we received $3.6 million ($2.1 million, net of tax) as the result of a lawsuit settlement.
(3)	During 2012, we incurred legal expenses related to the U.S. Department of Justice Civil Investigative Demand and SEC investigation. These costs amount to $8.5 million (5.0 million, net of tax).
(4)

During 2012 and 2011, we recorded a $162.1 million ($110.2 million, net of tax and non-controlling interest) and a $579.9 million ($438.4 million, net of tax) charge for the impairment of goodwill and other intangibles. During 2011, we also released a valuation allowance related to specific deferred tax assets which amount to $1.9 million.

(5)

During 2011 and 2010, we received CMS bonus payments as the result of a pay for performance demonstration which amounted to $4.7 million ($2.9 million, net of tax) and $3.6 million ($2.2 million, net of tax), respectively.

(6)

During 2011 and 2010, we incurred certain costs associated with the realignment of our operations and legal expenses related to the United States Senate Committee on Finance inquiry and SEC and DOJ investigations. These costs amounted to $10.1 million ($6.1 million, net of tax) and $9.6 million ($5.8 million, net of tax), respectively.

(7)

During 2011 and 2010, we incurred certain costs associated with our exit activities of $3.4 million ($2.0 million, net of tax) and $11.4 million ($7.0 million, net of tax), respectively (see Part IV, Item 15, “Note 13, Exit Activity” for further details).

(8)	During 2010, we settled our Georgia indigent care liability for the years 2007 through 2009 for $3.7 million ($2.2 million, net of tax).
(9)

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

(10)

During 2008, certain TLC integration costs were incurred primarily for the payment of severance for TLC employees and for the conversion of the acquired TLC care centers to our operating systems, including our POC network. The costs were included in general and administrative expenses and amounted to $4.0 million ($2.4 million, net of tax) for 2008.

	2012	2011	2010	2009	2008
	(Amounts in thousands)
Balance Sheet Data:
Total assets	$730,595	$858,285	$1,299,863	$1,172,386	$1,070,303
Total debt, including current portion	$102,711	$145,439	$181,866	$215,153	$328,574
Total Amedisys, Inc. stockholders’ equity	$452,340	$518,868	$877,857	$735,166	$561,335
Cash dividends declared per common share	$—	$—	$—	$—	$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for 2012, 2011 and 2010 . This discussion should be read in conjunction with our audited financial statements included in Part IV, Item 15, “Exhibits and Financial Statement Schedules” and Part I, Item 1, “Business” of this Annual Report on Form 10-K. The following analysis contains forward-looking statements about our future revenues, operating results and expectations. See “Special Caution Concerning Forward-Looking Statements” for a discussion of the risks, assumptions and uncertainties affecting these statements as well as Part I, Item 1A, “Risk Factors.”

Overview

We are a leading provider of high-quality, low-cost home health services to the chronic, co-morbid, aging American population, with approximately 82%, 85% and 86% of our revenue derived from Medicare for 2012, 2011 and 2010, respectively. During 2012, we had $1,487.9 billion in net service revenue, recorded a net loss per diluted share of $(2.79) and had cash flow from operations of $69.5 million. During 2012, we recorded a $162.1 million impairment charge of goodwill and other intangibles as a result of the decline in our market capitalization and operating forecasts during 2012 – see “Goodwill Impairment” below for additional information.

Our operations involve servicing patients through our two reportable business segments: home health and hospice. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. As of December 31, 2012, we owned and operated 435 Medicare-certified home health care centers, 97 Medicare-certified hospice care centers and two hospice inpatient units, in 38 states within the United States, the District of Columbia and Puerto Rico, as detailed below:

	Owned and Operated Care Centers
	Home Health	Hospice
At December 31, 2010	486	67
Acquisitions	—	23
Start-ups	8	4
Closed/Consolidated	(55)	(7)

At December 31, 2011	439	87
Acquisitions	1	10
Start-ups	3	4
Closed/Consolidated	(8)	(4)

At December 31, 2012	435	97

In accordance with applicable accounting guidance, the care centers which were closed in 2012 (three home health care centers) and 2011 (27 home health care centers and two hospice care centers) are presented as discontinued operations in our consolidated financial statements.

When we refer to “same store business,” we mean home health and hospice care centers that we have operated for at least the last twelve months; when we refer to “acquisitions,” we mean home health and hospice care centers that we acquired within the last twelve months; and when we refer to “start-ups,” we mean home health or hospice care centers opened by us in the last twelve months. Once a care center has been in operation for a twelve month period, the results for that particular care center are included as part of our same store business from that date forward. Non-Medicare revenue, admissions, recertifications or completed episodes, includes home health revenue, admissions, recertifications or completed episodes of care for those payors that pay on an episodic or per visit basis, which includes Medicare Advantage programs and private payors.

Goodwill Impairment

We completed our annual impairment test of goodwill and intangible assets as of October 31, 2012, and recorded a non-cash goodwill and other intangible assets impairment charge of $162.1 million during the fourth quarter of 2012 primarily related to our home health unit. Our hospice reporting unit’s fair value exceeded the book value by 9%. Our hospice reporting unit goodwill at December 31, 2012 was $191.4 million. In addition, a further significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in the need to perform an impairment analysis prior to our annual impairment test under Accounting Standard Codification (“ASC”) Topic 350 “Intangibles – Goodwill and Other” in future periods. See Note 5 to our consolidated financial statements for additional information on the impairment charge.

Recent Developments

Governmental Inquiries and Investigations and Stockholder Litigation

See Note 10 to our consolidated financial statements for a discussion of and updates regarding the governmental inquiries and investigations, self-disclosure matters and class action litigation we are involved in. No assurances can be given as to the timing or outcome of these items.

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

Payment

In November 2012, CMS issued a final rule to update and revise Medicare home health reimbursement rates for the calendar year 2013. The final rule includes a 2.3% market basket increase, a 1% reduction mandated by the PPACA, and a negative 1.32% case-mix adjustment. The net effect of these changes is a 0.04% decrease in the base rate. Additionally, the wage index was updated which impacts providers differently depending on their geographic location, and a change was made to the outlier eligibility standard. In total, CMS estimates that the effect of all changes will result in a 0.01% reduction in reimbursement to home health providers.

In July 2012, CMS issued a notice to update and revise the Medicare hospice wage index for fiscal year 2013. The notice includes a 2.6% market basket update which is reduced by the following: a productivity adjustment of 0.7%, a 0.3% adjustment from the PPACA and 0.7% for the updated wage index and budget neutrality adjustment factor. The net effect of the notice is a 0.9% increase in the base rate for 2013.

The failure of the 2011 Joint Select Committee to meet its Deficit Reduction goal will result in an automatic reduction in Medicare home health and hospice payments of 2% in 2013. These cuts, in addition to the payment updates discussed above, will go into effect unless a new law is enacted that specifically addresses these cuts. Currently, the 2% reduction will be effective April 1, 2013. However, we have not received guidance as to how this payment reduction will be administered in 2013.

National Agreement with Humana

On July 1, 2012, we received a notice of termination without cause, effective September 30, 2012, of our episodic-based national home health services provider agreement with Humana, Inc. (“Humana”). We signed a new agreement with Humana, effective October 15, 2012, to receive payment for home health services on a per visit basis. While the new agreement is national in scope, not all markets served under the former agreement will be served under the new agreement. Revenue earned from Humana has been approximately $65-$70 million on an annualized basis, and we anticipate the new agreement will generate revenue levels of approximately half this amount. Revenue was impacted beginning in the fourth quarter of 2012; however, the full impact will not occur until 2013.

Results of Operations

Consolidated

The following table summarizes our results from continuing operations (amounts in millions):

	For the Years Ended December 31,
	2012	2011	2010
Net service revenue	$1,487.9	$1,468.3	1,601.1
Gross margin, excluding depreciation and amortization	646.8	687.7	807.1
% of revenue	43.5%	46.8%	50.4%
Other operating expenses	596.9	577.8	595.8
% of revenue	40.1%	39.4%	37.2%
Goodwill and other intangibles impairment charge	162.1	579.9	—

Operating (loss) income	(112.2)	(470.0)	211.3

Income tax (expense) benefit	21.4	103.1	(79.2)
Effective income tax rate	(18.0%)	(21.6%)	39.0%

(Loss) income from continuing operations	(97.3)	(374.8)	124.0

Net loss from discontinued operations	(1.3)	(7.5)	(10.8)
Net loss (income) attributable to noncontrolling interests	15.0	(0.1)	(0.7)

Net (loss) income attributable to Amedisys, Inc.	$(83.6)	$(382.4)	112.5

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Our operating income, excluding the $162 million and $580 million goodwill and other intangibles impairment charges in 2012 and 2011, declined $60 million primarily the result of the 2012 CMS rate cut of approximately $43 million. Additionally, we had lower home health Medicare volumes, offset by an increase in non-Medicare volumes which were at a lower margin. Our hospice operations benefitted from a full year impact of our Beacon hospice acquisition which closed in June 2011. Other operating expenses increased $19 million, with $10 million the result of increases in our provision for doubtful accounts related to the increase in our non-Medicare revenue and depreciation expense. The remainder is from increased worker’s compensation expenses, severance costs, and information technology costs associated with the rollout of our Point-of-Care (“POC”) technology to our hospice division.

During the fourth quarter of 2012, we entered into a new unsecured bank credit facility and amended our senior note agreement and as result we incurred debt prepayment fees of $3.6 million and wrote-off unamortized debt issuance costs of $1.1 million. In addition, we received $3.6 million from a bankruptcy settlement.

During 2012 and 2011, we recorded a $162 million and $580 million impairment charges of goodwill and other intangibles as a result of the decline in our market capitalization and forecasts. We recognized a deferred tax benefit of $37 million and $141 million as a result of the impairment charges during 2012 and 2011, respectively.

In addition to the $37 million and $141 million deferred tax benefits discussed above, tax expense for 2012 includes a favorable adjustment of $2 million related to various credits for state employment and training and state and federal research and development and tax expense for 2011 included a favorable adjustment of $2 million related to the release of a valuation allowance on specific deferred tax assets related to the utilization of state net operating losses during the third quarter of 2011.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Our operating income from continuing operations, excluding the $580 million goodwill and other intangibles impairment charge, declined $101 million from 2010 as our home health operating income decreased $114 million, our hospice operating income increased $21 million and corporate operating expenses increased $8 million. Approximately $62 million of the decrease in our home health operating income resulted from the 2011 CMS rate cut. In addition, our home health division experienced declines in Medicare volumes and declines in revenue per episode in excess of the rate cut which further impacted our performance. Our hospice division benefitted from the acquisition of Beacon Hospice, Inc. (“Beacon”) which added approximately $50 million in revenue. The increase in our corporate operating expenses primarily related to additional salary costs, depreciation and amortization, legal fees and growth in our corporate services related to our Beacon acquisition.

During 2011, we recorded a $580 million impairment charge of goodwill and other intangibles. We recognized a deferred tax benefit of $141 million as a result of the impairment charge.

In addition to the $141 million deferred tax benefit discussed above, income tax expense for 2011 included a one-time favorable adjustment of $2 million related to the release of a valuation allowance on specific deferred tax assets related to the utilization of state net operating losses during the third quarter of 2011.

Home Health Division

During 2012, management revised its measurement of the home health segment’s operating income (loss) to include certain expenses previously captured in the corporate support function which are directly attributable to the support of the home health segment. Prior periods have been restated to conform to this presentation. The following table summarizes our home health segment’s results from continuing operations:

	For the Years Ended December 31,
	2012	2011	2010
Financial Information (in millions):
Medicare	$952.6	$1,037.7	$1,242.6
Non-Medicare	245.4	212.8	219.9

Net service revenue	1,198.0	1,250.5	1,462.5
Cost of service	691.1	664.0	719.9

Gross margin	506.9	586.5	742.6
Other operating expenses	382.5	366.5	408.4

Operating income before impairment(1)	$124.4	$220.0	$334.2

Key Statistical Data:
Medicare:
Same Store Volume(2):
Revenue	(7%)	(15%)	1%
Admissions	0%	(5%)	3%
Recertifications	(8%)	(7%)	(11%)
Total:
Admissions	200,590	202,603	216,049
Recertifications	139,042	152,118	166,130
Completed episodes	329,575	342,836	369,979
Visits	6,307,254	6,566,544	7,164,145
Average revenue per completed episode(3)	$2,874	$3,027	$3,336
Visits per completed episode(4)	18.7	18.7	19.1
Non-Medicare:
Admissions	93,016	73,880	71,136
Recertifications	42,400	38,260	37,950
Visits	2,074,446	1,754,255	1,716,361
Total:
Cost per Visit	$82.45	$79.80	$81.07
Visits	8,381,700	8,320,799	8,880,506

(1)	Operating loss of $37.2 million and $359.9 million on a GAAP basis for the years ended December 31, 2012 and 2011, respectively.
(2)

Medicare revenue, admissions or recertifications growth is the percent increase (decrease) in our Medicare revenue, admissions or recertifications for the period as a percent of the Medicare revenue, admissions or recertifications of the prior period.

(3)	Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care.
(4)	Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Our operating income declined $96 million from 2011. The significant factors impacting our performance were the $43 million reduction in reimbursement and a $22 million increase in our cost per visit.

Net Service Revenue

Revenue declined $52 million as a result of an $85 million decrease in our Medicare revenue and a $33 million increase in our non-Medicare revenue.

Our Medicare revenue decline consisted of approximately a $53 million rate impact ($43 million from 2012 CMS rate cut) with the remainder the result of lower recertifications and admissions. The decline in recertifications is the result of a lower census at the beginning of the year and an overall reduction in the number of episodes that our patients required in 2012.

Our non-Medicare revenue increased $33 million on growth in private contracts signed in 2012. As previously described, our fourth quarter was impacted by a change in the terms of our Humana contract, as it moved from an episodic to per-visit payment. This change adversely impacted revenue in the fourth quarter of 2012; however, the full revenue impact will not be reflected in our results until the first quarter of 2013.

Cost of Service, excluding Depreciation and Amortization

Our cost of service increased $27 million primarily as a result of our increase in cost per visit. The increase in cost per visit was the result of wage inflation and additional clinical support resources. The remainder of the increase in cost of service is due to the increase in our non-Medicare visits.

Other Operating Expenses

Other operating expenses, excluding the goodwill and other intangibles impairment charge, increased approximately $16 million resulting from increases in salaries and wages and an increase in our provision for doubtful accounts, which is reflective of our increase in non-Medicare revenue.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net Service Revenue

During 2011, we experienced significant declines in our volume of admissions and recertification and revenue per episode which contributed to a $208 million decline in our home health net service revenue excluding the $4 million for the settlement of our Georgia indigent care liability we recognized during 2010. Approximately $62 million of the decline in revenue was due to the 5.2% CMS rate cut for 2011 and approximately $3 million was related to the 2012 CMS rate cut on our episodes in progress at December 31, 2011.

We experienced a decline in Medicare admissions and recertifications during 2011, which accounted for approximately $91 million of the decline in total Medicare revenue. We believe our admission volumes were negatively impacted by the CMS face-to-face requirements. While our Medicare recertifications as a percentage of completed episodes decreased less than 1%, we experienced a 5% decline in same store Medicare-based recertifications. The primary reason for the decrease is the overall decline in our patient census, driven by the decline in admission volumes.

Our revenue per episode decline of 9% resulted in an approximately $107 million decrease in revenue, with approximately $62 million primarily the result of the 5.2% CMS rate cut for 2011. We performed approximately 64,000 therapy visits which became non-billable due to our failure to meet the requirements of the CMS therapy assessment regulation, resulting in an estimated $11 million reduction in revenue for 2011.

Cost of Service, excluding Depreciation and Amortization

The decrease in cost of service was due to the decline in visit volume, which corresponded to our decline in admission and recertification volume in 2011 and a decrease in our cost per visit. We performed approximately 560,000 fewer visits in 2011, which accounted for $45 million of the decrease. The remainder was due to the decline in cost per visit, which is due primarily to our conversion of therapists to our pay-per-visit models, our focus on productivity and a decline in therapy visits.

Other Operating Expenses

Our other operating expenses, excluding the goodwill and other intangibles impairment charge, decreased $42 million primarily as a result of reductions in salaries and benefits, rent and bad debt expense. A significant portion of the reduction was due to the consolidation of 27 operating care centers during 2011.

Hospice Division

During 2012, management revised its measurement of the hospice segment’s operating income to include certain expenses previously captured in the corporate support function which are directly attributable to the support of the hospice segment. Prior periods have been restated to conform to this presentation. The following table summarizes our hospice segment’s results from continuing operations:

	For the Years Ended December 31,
	2012	2011	2010
Financial Information (in millions):
Medicare	$273.8	$204.5	$131.0
Non-Medicare	16.1	13.3	7.6

Net service revenue	289.9	217.8	138.6
Cost of service	150.0	116.6	74.1

Gross margin	139.9	101.2	64.5
Other operating expenses	77.8	51.9	35.8

Operating income before impairment (1)	$62.1	$49.3	$28.7

Key Statistical Data:
Same store Medicare revenue growth (2)	13%	19%	21%
Hospice admits	19,161	15,889	11,275
Average daily census	5,427	4,197	2,832
Revenue per day	$145.94	$142.14	$134.09
Cost of service per day	$75.43	$75.85	$71.65
Average length of stay	99	88	88

(1)	Operating income of $61.6 million on a GAAP basis for the year ended December 31, 2012.
(2)	Same store Medicare revenue growth is the percent increase in our Medicare revenue for the period as a percent of the Medicare revenue of the prior period.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Our operating income increased $13 million primarily as the result of our growth in our average daily census and our ability to keep our cost per day flat over 2011.

Net Service Revenue

Our hospice revenue increased $72 million, primarily as the result of $36 million from a full year impact of our Beacon acquisition (which closed in June 2011) and $32 million from an increase in admissions and average daily census at our existing care centers. Our revenue also benefitted from a 2.5% hospice rate increase effective October 1, 2011 offset by a $1 million increase in our hospice cap adjustment.

Cost of Service, excluding Depreciation and Amortization

Our hospice cost of service increased $33 million which corresponds to our 29% increase in average daily census. Our hospice clinicians are generally paid on a salaried basis, and our care centers are staffed based on their average census.

Other Operating Expenses

Our other operating expenses, excluding the other intangibles impairment charge, increased $26 million as the result of a full year of Beacon operations and an increase in salaries and wages related to wage inflation and census growth.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net Service Revenue

Our hospice revenue increased $79 million, primarily the result of our Beacon acquisition which added $50 million. The increase in same store revenue in 2011 was due to a 19% increase in average daily census over 2010. Our 2011 revenue includes an increase related to annual hospice rate increases effective October 1, 2010 and 2011, which were approximately 1.8% and 2.5%, respectively. Additionally, our 2011 hospice revenue is net of a $1 million hospice cap adjustment, which was down $0.6 million from 2010.

Cost of Service excluding Depreciation and Amortization

Our hospice cost of service increased $43 million due to acquisition of Beacon and the 19% increase in our same store average daily census. Our same store cost of service increased 19%, which is comparable to our increase in our same store average daily census.

Other Operating Expenses

Our other operating expenses increased $16 million, primarily due to our Beacon acquisition.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Years Ended December 31,
	2012	2011	2010
Cash provided by operating activities	$69.5	$141.2	$206.3
Cash used in investing activities	(60.0)	(180.7)	(73.6)
Cash used in financing activities	(43.0)	(32.8)	(46.9)

Net decrease in cash and cash equivalents	(33.5)	(72.3)	85.8
Cash and cash equivalents at beginning of period	48.0	120.3	34.5

Cash and cash equivalents at end of period	$14.5	$48.0	$120.3

Cash provided by operating activities decreased $71.7 million during 2012 compared to 2011 and decreased $65.1 million during 2011 compared to 2010 primarily due to the reduction in reimbursement and a decline in operating performance as well as an increase in our days revenue outstanding. The recognition of the goodwill and intangible asset impairment charge of $162.1 million and $579.9 million, which resulted in the net loss for 2012 and 2011, is a non-cash item and therefore had no impact on our cash flow from operations.

Cash used in investing activities decreased $120.7 million during 2012 compared to 2011 primarily due to a decrease in acquisition activities of $119.7 million. Cash used in investing activities increased $107.1 million during 2011 compared to 2010 due to our Beacon acquisition ($126.0 million) offset by a decrease in capital expenditures ($19.6 million).

Cash used in financing activities increased $10.2 million during 2012 compared to 2011. We decreased our outstanding long-term obligations net of borrowings by $42.7 million from December 31, 2011. Cash used in financing activities decreased $14.1 million during 2011 compared to 2010 due to a decrease in the exercise of stock options, a decrease in repayments on our long-term obligations and the decrease in the repurchase of company stock.

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program; however, from time to time, we can and do obtain additional sources of liquidity through sales of our equity or by the incurrence of additional indebtedness. As of December 31, 2012, we had $14.5 million in cash and cash equivalents and $144.5 million in availability under our $165.0 million Revolving Credit Facility.

During 2012, we spent $21.1 million in routine capital expenditures compared to $19.1 million and $38.5 million during 2011 and 2010, respectively. Routine capital expenditures primarily include equipment and computer software and hardware. In addition, we spent $27.2 million in non-routine capital expenditures related to enhancements to our point of care software compared to $25.3 million and $25.5 million during 2011 and 2010. Our routine and non-routine capital expenditures for 2013 are expected to be approximately $20.0 million and $35.0 million, respectively. Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements over the next twelve months and into the foreseeable future.

Outstanding Patient Accounts Receivable

Our patient accounts receivable, net increased $21.1 million from December 31, 2011 to December 31, 2012. Our cash collection as a percentage of revenue was 100.6% and 103.4% for December 31, 2012 and 2011, respectively. Our days revenue outstanding, net at December 31, 2012 increased 6.2 days since December 31, 2011 and 2.8 days since September 30, 2012 primarily as a result of billing delays associated with the integration of the Beacon care centers to our billing platform. We expect to see continued improvements in cash collections during the first quarter of 2013.

Our patient accounts receivable includes unbilled receivables and are aged based upon our initial service date. At December 31, 2012, our unbilled patient accounts receivable, as a percentage of gross patient accounts receivable, was 32.2%, or $63.4 million, compared to 28.3%, or $48.8 million, at December 31, 2011. The increase in our unbilled patient accounts receivable was related to our Beacon acquisition. We monitor unbilled receivables on a care center by care center basis to ensure that all efforts are made to bill claims within timely filing deadlines. The timely filing deadline for Medicare is one year from the date the episode was completed and varies by state for Medicaid-reimbursable services and among insurance companies and other private payors.

Our provision for estimated revenue adjustments (which is deducted from our service revenue to determine net service revenue) and provision for doubtful accounts were as follows for the periods indicated (amounts in millions). We fully reserve for both our Medicare and other patient accounts receivable that are aged over 365 days.

	For the Years Ended December 31,
	2012	2011
Provision for estimated revenue adjustments (1)	$10.6	$12.1
Provision for doubtful accounts (2)	21.7	13.7

Total	$32.3	$25.8

As a percent of revenue	2.2%	1.8%

(1)	Includes $0.2 million and $0.3 million from discontinued operations for the years ended December 31, 2012 and 2011, respectively.
(2)	Includes $0.1 million and $0.2 million from discontinued operations for the years ended December 31, 2012 and 2011, respectively.

The following schedules detail our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding, net):

	0-90	91-180	181-365	Over 365	Total
At December 31, 2012:
Medicare patient accounts receivable, net (1)	$96.2	$17.1	$2.1	$—	$115.4

Other patient accounts receivable:
Medicaid	14.9	4.4	2.0	0.3	21.6
Private	30.4	12.9	7.8	2.1	53.2

Total	$45.3	$17.3	$9.8	$2.4	$74.8

Allowance for doubtful accounts (2)					(21.0)

Non-Medicare patient accounts receivable, net					$53.8

Total patient accounts receivable, net					$169.2

Days revenue outstanding, net (3)					41.5

	0-90	91-180	181-365	Over 365	Total
At December 31, 2011:
Medicare patient accounts receivable, net (1)	$87.8	$18.1	$2.3	$—	$108.2

Other patient accounts receivable:
Medicaid	12.3	2.9	1.2	0.3	16.7
Private	27.0	6.9	4.9	1.8	40.6

Total	$39.3	$9.8	$6.1	$2.1	$57.3

Allowance for doubtful accounts (2)					(17.4)

Non-Medicare patient accounts receivable, net					$39.9

Total patient accounts receivable, net					$148.1

Days revenue outstanding, net (3)					35.3

(1)

The following table summarizes the activity and ending balances in our estimated revenue adjustments (amounts in millions), which is recorded to reduce our Medicare outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the Years Ended December 31,
	2012	2011
Balance at beginning of period	$6.8	$6.5
Provision for estimated revenue adjustments (a)	10.6	12.1
Write offs	(11.0)	(11.8)

Balance at end of period	$6.4	$6.8

(a)	Includes $0.2 million and $0.3 million from discontinued operations for the years ended December 31, 2012 and 2011, respectively.

Our estimated revenue adjustments were 5.3% and 5.9% of our outstanding Medicare patient accounts receivable at December 31, 2012 and 2011, respectively.

(2)

The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in millions), which is recorded to reduce only our Medicaid and private payer outstanding patient accounts receivable to their estimated net realizable value.

	For the Years Ended December 31,
	2012	2011
Balance at beginning of period	$17.4	$21.0
Provision for doubtful accounts (a)	21.7	13.7
Write offs	(18.1)	(17.3)

Balance at end of period	$21.0	$17.4

(a)	Includes $0.1 million and $0.2 million from discontinued operations for the years ended December 31, 2012 and 2011 respectively.

Our allowance for doubtful accounts was 28.1% and 30.5% of our outstanding Medicaid and private patient accounts receivable at December 31, 2012 and 2011, respectively.

(3)

Our calculation of days revenue outstanding, net is derived by dividing our ending net patient accounts receivable (i.e., net of estimated revenue adjustments and allowance for doubtful accounts ) at December 31, 2012 and 2011 by our average daily net patient revenue for the three-month periods ended December 31, 2012 and 2011, respectively.

Indebtedness

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

The proceeds of the Term Loan and existing cash were used to pay off our existing term loan under our $250 million Revolving Credit Facility dated March 26, 2008 with a principal balance of $15 million and a portion of our existing senior notes with a principal balance of $60 million. The final maturity of the Term Loan is October 26, 2017. The Term Loan amortizes beginning December 31, 2012 in 20 equal quarterly installments of $3.0 million (subject to adjustment for prepayments), with the remaining balance due upon maturity. As of December 31, 2012, the principal balance of the Term Loan was $57.0 million and is due on October 26, 2017.

The interest rate for the Credit Facilities will be selected by us from the following: (i) the ABR Rate plus the Applicable Margin (the “Base Rate Advance”) or (ii) the Eurodollar Rate plus the Applicable Margin (the “Eurodollar Rate Advance”). The “ABR Rate” means the greatest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% per annum and (c) the Eurodollar Rate for an interest period of one month plus 1% per annum. The “Eurodollar Rate” means the rate at which Eurodollar deposits in the London interbank market for an interest period of one, two, three or six months (as selected by us) are quoted. The “Applicable Margin” means 1.50% per annum for Base Rate Advances and 2.50% per annum for Eurodollar Rate Advances, subject to adjustment depending on our leverage ratio at the end of each quarter as presented in the table below. We are also subject to a commitment fee under the terms of the Credit Facilities, as presented in the table below.

Total Leverage Ratio	Margin for ABR Loans	Margin for Eurodollar Loans	Commitment Fee
≥ 1.50	1.75%	2.75%	0.50%
< 1.50 and ≥ 1.00	1.50%	2.50%	0.45%
< 1.00	1.25%	2.25%	0.40%

Our weighted average interest rate for our five year $60.0 million Term Loan was 1.7% for 2012 and our five year $150.0 million term loan was 1.0% for 2011.

The Credit Agreement requires us to meet two financial covenants. One is a leverage ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), which cannot exceed 2.0 and the second is a fixed charge coverage ratio of adjusted EBITDA plus rent expense (“EBITDAR”) (less capital expenditures less cash taxes) to scheduled debt repayments plus interest expense plus rent expense, which is required to be greater than 1.25. The Credit Agreement also contains customary covenants, including, but not limited to, restrictions on (a) incurrence of liens; (b) incurrence of additional debt; (c) sales of assets and other fundamental corporate changes; (d) investments; (e) declarations of dividends; and (f) capital expenditures. These covenants contain customary exclusions and baskets. As of December 31, 2012, our total leverage ratio was 1.1 and our fixed charge coverage ratio was 1.3.

As of December 31, 2012, availability under our $165.0 million Revolving Credit Facility was $144.5 million as we had $20.5 million outstanding in letters of credit.

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

Pursuant to the Note Purchase Agreement, we issued and sold on March 26, 2008, three series of senior notes, in an aggregate principal amount of $100 million. The Amendment and the Waiver collectively permit us to repay $15 million of our Series A Senior Notes, $10 Million of our Series B Senior Notes and $35 million of our Series C Senior Notes, in each case prior to their stated date of maturity, and we repaid these amounts on October 26, 2012. A prepayment fee of $3.6 million was made in connection with the repayment of the senior notes. As of December 31, 2012, our Series A Senior Notes (due March 25, 2013) and Series B Senior Notes (due March 25, 2014) had a principal balance of $20 million, respectively. The Amendment also generally conforms the Note Purchase Agreement covenants (including exclusions and baskets) to the covenants included in our new Credit Agreement. In addition, as amended by the Amendment, the Note Purchase Agreement financial covenants are identical to those described above with respect to the Credit Agreement.

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

Promissory Notes

Our promissory notes outstanding of $5.7 million as of December 31, 2012 were generally issued in amounts between $2.2 million and $10.8 million and bear interest in a range of 1.0% to 1.97%. These promissory notes are primarily promissory notes issued for software licenses.

Contractual Obligations and Medicare Liabilities

Our future contractual obligations and Medicare liabilities at December 31, 2012 were as follows (amounts in millions):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term obligations	$102.7	$35.8	$45.9	$21.0	$—
Interest on long-term obligations (1)	5.8	3.0	2.2	0.6	—
Operating leases (2)	71.5	28.7	34.2	8.6	—
Capital commitments	20.0	20.0	—	—	—
Purchase obligations	26.1	10.7	13.7	1.7	—
Medicare liabilities	1.1	1.1	—	—	—

	$227.2	$99.3	$96.0	$31.9	$—

(1)	Interest on debt with variable rates was calculated using the current rate of that particular debt instrument at December 31, 2012.
(2)	Operating lease obligations for our discontinued operation locations amounted to $0.9 million at December 31, 2012.

Inflation

We do not believe inflation has significantly impacted our results of operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, collectability of accounts receivable, reserves related to insurance and litigation, goodwill, intangible assets and contingencies. We base these estimates on our historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results experienced may vary materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations may be affected.

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

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of December 31, 2012 and 2011, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and, therefore, the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our consolidated balance sheets for such periods.

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

Hospice Revenue Recognition

Hospice Medicare Revenue

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily or hourly rates for each of the four levels of care we deliver. The four main levels of care we provide are routine care, general inpatient care, continuous home care and respite care. Routine care accounts for 99% of our total net Medicare hospice service revenue for 2012, 2011 and 2010, respectively. We make adjustments to Medicare revenue for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes our historical collection rate on Medicare claims, and record it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable.

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap for each provider number, we monitor these caps and estimate amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in other accrued liabilities. We have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2009. We have received a notice of settlement for the Federal cap years ended October 31, 2010 and October 31, 2011, and have reduced our liability by $0.9 million and $0.1 million, respectively, and made a payment of $0.5 million as of December 31, 2012. For the Federal cap years ended October 31, 2010 through October 31, 2013, we have $4.8 million and $3.1 million recorded for estimated amounts due back to Medicare in other accrued liabilities as of December 31, 2012 and 2011, respectively. As a result of our adjustments, we believe our revenue and patients accounts receivable are recorded at amounts that will be ultimately realized.

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

We believe the credit risk associated with our Medicare accounts, which represent 68% and 73% of our net patient accounts receivable at December 31, 2012 and 2011, respectively, is limited due to (i) our historical collection rate of over 99% from Medicare and (ii) the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable, which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. During 2012, 2011 and 2010, we recorded $10.4 million, $11.8 million and $6.5 million, respectively, in estimated revenue adjustments to Medicare revenue.

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

We completed our annual impairment test of goodwill as of October 31, 2012 and recognized the following for the fiscal year 2012: a non-cash goodwill impairment charge of $157.9 million, a non-cash other intangibles impairment charge of $4.2 million, and a deferred tax benefit of $37.0 million. See Note 5 – Goodwill and Other Intangible Assets, Net for additional information regarding our annual impairment tests.

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

Management regularly assesses the ability to realize deferred tax assets recorded in the Company’s entities based upon the weight of available evidence, including such factors as the recent earnings history and expected future taxable income. During 2012, we released a valuation allowance on specific deferred tax assets as a result of the expiration of state net operating loss carry forwards. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, we could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in our effective tax rate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility and Term Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our consolidated statements of operations and our consolidated statements of cash flows will be exposed to changes in interest rates. As of December 31, 2012, the total amount of outstanding debt subject to interest rate fluctuations was $57.0 million. A 1.0% interest rate change would cause interest expense to change by approximately $0.6 million annually.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2012, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2012, the end of the period covered by this Annual Report.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded our internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended December 31, 2012, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2012, the end of the period covered by this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Amedisys, Inc.:

We have audited Amedisys, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Amedisys, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Amedisys, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Amedisys, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 12, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baton Rouge, Louisiana

March 12, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the 2013 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2013 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2013 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December  31, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2013 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December  31, 2012.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the 2013 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

		Report of independent registered public accounting firm	F-1
		Consolidated balance sheets at December 31, 2012 and 2011	F-2
For each of the years in the three-year period ended December 31, 2012:
		Consolidated statements of operations	F-3
		Consolidated statements of comprehensive (loss) income	F-4
		Consolidated statements of stockholders’ equity	F-5
		Consolidated statements of cash flows	F-6
		Notes to consolidated financial statements	F-7

	2.	Financial Statement Schedules

There are no financial statement schedules included in this report as they are either not applicable or included in the financial statements.

	3.	Exhibits

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

Date: March 12, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/S/ WILLIAM F. BORNE William F. Borne	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 12, 2013

/S/ RONALD A. LABORDE Ronald A. LaBorde	President, Chief Financial Officer and Member of the Board (Principal Financial Officer)	March 12, 2013

/S/ SCOTT G. GINN Scott G. Ginn	Senior Vice President of Accounting and Controller (Principal Accounting Officer)	March 12, 2013

/S/ JAKE L. NETTERVILLE Jake L. Netterville	Director	March 12, 2013

/S/ DAVID R. PITTS David R. Pitts	Director	March 12, 2013

/S/ PETER F. RICCHIUTI Peter F. Ricchiuti	Director	March 12, 2013

/S/ DONALD A. WASHBURN Donald A. Washburn	Director	March 12, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Amedisys, Inc.:

We have audited the accompanying consolidated balance sheets of Amedisys, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amedisys, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Amedisys Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Baton Rouge, Louisiana
March 12, 2013

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$14,545	$48,004
Patient accounts receivable, net of allowance for doubtful accounts of $20,994, and $17,438	169,172	148,061
Prepaid expenses	10,631	11,321
Other current assets	11,440	24,630

Total current assets	205,788	232,016
Property and equipment, net of accumulated depreciation of $113,154 and $94,266	156,709	148,536
Goodwill	209,594	334,695
Intangible assets, net of accumulated amortization of $23,457 and $20,611	47,050	50,067
Deferred tax asset	92,804	68,649
Other assets, net	18,650	24,322

Total assets	$730,595	$858,285

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$29,175	$25,475
Payroll and employee benefits	79,341	82,130
Accrued expenses	54,855	68,493
Current portion of long-term obligations	35,807	33,888
Current portion of deferred income taxes	5,609	11,748

Total current liabilities	204,787	221,734
Long-term obligations, less current portion	66,904	111,551
Other long-term obligations	4,671	4,852

Total liabilities	276,362	338,137

Commitments and Contingencies—Note 10
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common Stock, $0.001 par value, 60,000,000 shares authorized; 31,876,508, and 30,328,549 shares issued; and 31,086,619 and 29,639,735 shares outstanding	32	30
Additional paid-in capital	450,792	432,390
Treasury Stock at cost 789,889, and 688,814 shares of common stock	(17,116)	(15,770)
Accumulated other comprehensive income	15	13
Retained earnings	18,617	102,205

Total Amedisys, Inc. stockholders’ equity	452,340	518,868
Noncontrolling interests	1,893	1,280

Total equity	454,233	520,148

Total liabilities and equity	$730,595	$858,285

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2012	2011	2010
Net service revenue	$1,487,905	$1,468,305	$1,601,070
Cost of service, excluding depreciation and amortization	841,146	780,606	793,991
General and administrative expenses:
Salaries and benefits	339,528	332,536	340,855
Non-cash compensation	7,217	8,292	10,634
Other	188,514	184,819	191,807
Provision for doubtful accounts	21,676	13,514	18,740
Depreciation and amortization	39,926	38,558	33,762
Goodwill and other intangibles impairment charge	162,103	579,955	—

Operating expenses	1,600,110	1,938,280	1,389,789

Operating (loss) income	(112,205)	(469,975)	211,281
Other (expense) income:
Interest income	65	231	435
Interest expense	(12,169)	(8,822)	(9,201)
Equity in earnings from equity investments	1,695	1,494	3,016
Miscellaneous, net	3,917	(837)	(2,294)

Total other expense, net	(6,492)	(7,934)	(8,044)

(Loss) income before income taxes	(118,697)	(477,909)	203,237
Income tax benefit (expense)	21,397	103,076	(79,195)

(Loss) income from continuing operations	(97,300)	(374,833)	124,042
Discontinued operations, net of tax	(1,283)	(7,509)	(10,769)

Net (loss) income	(98,583)	(382,342)	113,273
Net loss (income) attributable to noncontrolling interests	14,995	(122)	(693)

Net (loss) income attributable to Amedisys, Inc.	$(83,588)	$(382,464)	$112,580

Basic earnings per common share:
(Loss) income from continuing operations attributable to Amedisys, Inc. common stockholders	$(2.75)	$(13.07)	$4.40
Discontinued operations, net of tax	(0.04)	(0.26)	(0.38)

Net (loss) income attributable to Amedisys, Inc. common stockholders	$(2.79)	$(13.33)	$4.02

Weighted average shares outstanding	29,896	28,693	28,032

Diluted earnings per common share:
(Loss) income from continuing operations attributable to Amedisys, Inc. common stockholders	$(2.75)	$(13.07)	$4.33
Discontinued operations, net of tax	(0.04)	(0.26)	(0.38)

Net (loss) income attributable to Amedisys, Inc. common stockholders	$(2.79)	$(13.33)	$3.95

Weighted average shares outstanding	29,896	28,693	28,484

Amounts attributable to Amedisys, Inc. common stockholders:
(Loss) income from continuing operations	$(82,305)	$(374,955)	$123,349
Discontinued operations, net of tax	(1,283)	(7,509)	(10,769)

Net (loss) income	$(83,588)	$(382,464)	$112,580

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Net (loss) income	$(98,583)	$(382,342)	$113,273
Other comprehensive income (loss)
Unrealized gain (loss) on deferred compensation plan assets	2	(12)	(89)

Comprehensive (loss) income	(98,581)	(382,354)	113,184
Comprehensive loss (income) attributable to non-controlling interests	14,995	(122)	(693)

Comprehensive (loss) income attributable to Amedisys, Inc.	$(83,586)	$(382,476)	$112,491

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except common stock shares)

	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss (Income)	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2009	$736,335	28,191,174	$28	$363,670	$(735)	$114	$372,089	$1,169
Issuance of stock - employee stock purchase plan	6,204	188,089	—	6,204	—	—	—	—
Issuance of stock - 401(k) plan	22,762	579,303	1	22,761	—	—	—	—
Exercise of stock options	1,501	118,220	—	1,501	—	—	—	—
Issuance of non-vested stock	—	156,021	—	—	—	—	—	—
Non-cash compensation	10,634	—	—	10,634	—	—	—	—
Tax benefit from stock option exercises	2,386	—	—	2,386	—	—	—	—
Surrendered shares	(1,491)	—	—	—	(1,491)	—	—	—
Shares repurchased	(11,796)	—	—	—	(11,796)	—	—	—
Acquired noncontrolling interests	300	—	—	—	—	—	—	300
Noncontrolling interest distribution	(304)	—	—	—	—	—	—	(304)
Net income (loss)	113,273	—	—	—	—	—	112,580	693
Unrealized (loss) on deferred compensation plan assets	(89)	—	—	—	—	(89)	—	—

Balance, December 31, 2010	879,715	29,232,807	29	407,156	(14,022)	25	484,669	1,858
Issuance of stock—employee stock purchase plan	5,149	242,789	—	5,149	—	—	—	—
Issuance of stock—401(k) plan	12,002	475,715	1	12,001	—	—	—	—
Exercise of stock options	245	7,336	—	245	—	—	—	—
Issuance of non-vested stock	—	369,902	—	—	—	—	—	—
Non-cash compensation	8,292	—	—	8,292	—	—	—	—
Tax deficit from stock options cancelled or exercised, restricted stock vesting and employee stock purchase plan	(453)	—	—	(453)	—	—	—	—
Surrendered shares	(1,748)	—	—	—	(1,748)	—	—	—
Noncontrolling interest distribution	(700)	—	—	—	—	—	—	(700)
Net income (loss)	(382,342)	—	—	—	—	—	(382,464)	122
Unrealized (loss) on deferred compensation plan assets	(12)	—	—	—	—	(12)	—	—

Balance, December 31, 2011	520,148	30,328,549	30	432,390	(15,770)	13	102,205	1,280
Issuance of stock—employee stock purchase plan	3,913	360,114	—	3,913	—	—	—	—
Issuance of stock—401(k) plan	9,324	729,915	1	9,323	—	—	—	—
Exercise of stock options	156	22,119	—	156	—	—	—	—
Issuance of non-vested stock	—	373,824	1	(1)	—	—	—	—
Non-cash compensation	7,217	—	—	7,217	—	—	—	—
Tax deficit from stock options cancelled or exercised, restricted stock vesting and employee stock purchase plan	(3,045)	—	—	(3,045)	—	—	—	—
Surrendered shares	(1,346)	61,987	—	—	(1,346)	—	—	—
Acquired noncontrolling interests	15,931	—	—	—	—	—	—	15,931
Noncontrolling interest distribution	(323)	—	—	—	—	—	—	(323)
Assets contributed to equity investment	839	—	—	839	—	—	—	—
Net income (loss)	(98,583)	—	—	—	—	—	(83,588)	(14,995)
Unrealized gain on deferred compensation plan assets	2	—	—	—	—	2	—	—

Balance, December 31, 2012	$454,233	31,876,508	$32	$450,792	$(17,116)	$15	$18,617	$1,893

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net (loss) income	$(98,583)	$(382,342)	$113,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,059	39,559	34,589
Provision for doubtful accounts	21,728	13,708	19,214
Non-cash compensation	7,217	8,292	10,634
401(k) employer match	10,013	7,550	22,762
Loss on disposal of property and equipment	1,471	2,440	3,236
Deferred income taxes	(31,161)	(122,402)	25,927
Write off of deferred debt issuance costs	573	—	—
Equity in earnings of equity investments	(1,695)	(1,494)	(3,016)
Amortization of deferred debt issuance costs	1,442	1,576	1,576
Return on equity investment	1,575	1,638	1,765
Goodwill and other intangibles impairment charge	162,103	579,955	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(42,840)	(6,526)	(10,494)
Other current assets	10,622	(2,033)	1,981
Other assets	(927)	(258)	(2,387)
Accounts payable	8,072	(1,521)	4,606
Accrued expenses	(19,994)	5,049	(17,813)
Other long-term obligations	(181)	(1,981)	420

Net cash provided by operating activities	69,494	141,210	206,273

Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	312	985	2,592
Proceeds from the sale of property and equipment	631	—	49
Purchases of deferred compensation plan assets	(175)	(545)	(1,089)
Purchases of property and equipment	(48,262)	(44,415)	(63,971)
Purchase of investment	—	(4,500)	(5,000)
Acquisitions of businesses, net of cash acquired	(12,499)	(132,235)	(3,821)
Acquisitions of reacquired franchise rights	—	—	(2,376)

Net cash used in investing activities	(59,993)	(180,710)	(73,616)

Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options and warrants	156	245	1,501
Proceeds from issuance of stock to employee stock purchase plan	3,913	5,149	6,204
Tax benefit from stock option exercises	—	—	2,386
Non-controlling interest distribution	(323)	(700)	(304)
Proceeds from issuance of long-term obligations	60,000	—	—
Payment of deferred financing fees	(2,265)	—	—
Purchase of company stock	—	—	(11,796)
Principal payments of long-term obligations	(104,441)	(37,485)	(44,838)

Net cash used in financing activities	(42,960)	(32,791)	(46,847)

Net (decrease) increase in cash and cash equivalents	(33,459)	(72,291)	85,810
Cash and cash equivalents at beginning of period	48,004	120,295	34,485

Cash and cash equivalents at end of period	$14,545	$48,004	$120,295

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,779	$7,340	$8,339

Cash paid for income taxes, net of refunds received	$2,945	$11,655	$50,765

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
Notes payable issued for/assumed in acquisitions	$—	$1,058	$750

Notes payable issued for software licenses	$2,214	$—	$10,801

Acquired non-controlling interests	$15,931	$—	$300

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Amedisys, Inc., a Delaware corporation, and its consolidated subsidiaries (“Amedisys,” “we,” “us,” or “our”) are a multi-state provider of home health and hospice services with approximately 82%, 85% and 86% of our revenue derived from Medicare for 2012, 2011 and 2010, respectively. As of December 31, 2012, we had 435 Medicare-certified home health care centers, 97 Medicare-certified hospice care centers and two hospice inpatient units in 38 states within the United States, the District of Columbia and Puerto Rico.

Use of Estimates

Our accounting and reporting policies conform with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). In preparing the consolidated financial statements, we are required to make estimates and assumptions that impact the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Reclassifications and Comparability

Certain reclassifications have been made to prior periods’ financial statements in order to conform to the current period’s presentation. During 2012, 2011 and 2010, we closed 3, 29 and 23 care centers, respectively. In accordance with applicable accounting guidance, the results of operations for these care centers are presented in discontinued operations in our consolidated financial statements. See Note 4 for additional information regarding our discontinued operations.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

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

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

complete based on visits performed. As of December 31, 2012 and 2011, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and, therefore, the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our consolidated balance sheets for such periods.

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

Hospice Revenue Recognition

Hospice Medicare Revenue

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounts for 99% of our total net Medicare hospice service revenue for 2012, 2011 and 2010, respectively. We make adjustments to Medicare revenue for an inability to obtain appropriate billing documentation or acceptable authorizations and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes our historical collection rate on Medicare claims, and record it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable.

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap for each provider number, we monitor these caps and estimate amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in other accrued liabilities. We have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2009. We have received a notice of settlement for the Federal cap years ended October 31, 2010 and October 31, 2011, and have reduced our liability by $0.9 million and $0.1 million, respectively and made a payment of $0.5 million as of December 31, 2012. For the Federal cap years ended October 31, 2010 through October 31, 2013, we have $4.8 million and $3.1 million recorded for estimated amounts due back to Medicare in other accrued liabilities as of December 31, 2012 and 2011, respectively. As a result of our adjustments, we believe our revenue and patients accounts receivable are recorded at amounts that will be ultimately realized.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

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

We believe the credit risk associated with our Medicare accounts, which represent 68% and 73% of our net patient accounts receivable at December 31, 2012 and December 31, 2011, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable, which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. During 2012, 2011 and 2010, we recorded $10.4 million, $11.8 million and $6.5 million, respectively, in estimated revenue adjustments to Medicare revenue.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

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

Years
Building	39
Leasehold improvements	Lesser of life or lease or expected useful life
Equipment and furniture	3 to 7
Vehicles	5 to 10
Computer software	3 to 7

The following table summarizes the balances related to our property and equipment for 2012 and 2011 (amounts in millions):

	As of December 31,
	2012	2011
Land	$3.2	$3.2
Building and leasehold improvements	25.6	25.2
Equipment and furniture	127.8	117.3
Computer software	113.3	97.1

	269.9	242.8
Less: accumulated depreciation	(113.2)	(94.3)

	$156.7	$148.5

Depreciation expense for 2012, 2011 and 2010 was $37.0 million, $34.3 million and $26.2 million, respectively.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

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

We completed our annual impairment test of goodwill as of October 31, 2012 and recognized the following for the fiscal year 2012: a non-cash goodwill impairment charge of $157.9 million, a non-cash other intangibles impairment charge of $4.2 million, and a deferred tax benefit of $37.0 million. See Note 5 – Goodwill and Other Intangible Assets, Net for additional information regarding our annual impairment tests.

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

Debt Issuance Costs

We amortize deferred debt issuance costs related to our long-term obligations over its term through interest expense, unless the debt is extinguished, in which case unamortized balances are immediately expensed. We amortized $1.4 million, $1.6 million and $1.6 million in deferred debt issuance costs in 2012, 2011 and 2010,

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

respectively. As of December 31, 2012 and 2011, we had unamortized debt issuance costs of $2.5 million and $2.2 million respectively recorded as other assets in our accompanying consolidated balance sheets. During the fourth quarter of 2012, we expensed $0.6 million of unamortized debt issuance costs as the associated term loan and a portion of our existing senior notes were terminated. In addition, in connection with our new Credit Agreement and our Amendment and Waiver to Note Purchase Agreement, we recorded $2.0 million and $0.3 million, respectively, in deferred debt issuance costs as other assets in our consolidated balance sheet. The unamortized debt issuance costs of $2.5 million at December 31, 2012, will be amortized over a weighted-average amortization period of 4.3 years.

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

	Fair Value at Reporting Date Using
Financial Instrument	As of December 31, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations, excluding capital leases	$102.7	$—	$101.9	$—

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

Income Taxes

We use the asset and liability approach for measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates. Our deferred tax calculation requires us to make certain estimates about future operations. Deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date. As of December 31, 2012 and 2011 our deferred tax assets were $92.8 million and $68.6 million, respectively and our deferred tax liabilities were $5.6 million and $11.7 million, respectively.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

Management regularly assesses the ability to realize deferred tax assets recorded in the Company’s entities based upon the weight of available evidence, including such factors as the recent earnings history and expected future taxable income. During 2012, we released a valuation allowance on specific deferred tax assets as a result of the expiration of state net operating loss carry forwards. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, we could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in our effective tax rate.

Share-Based Compensation

We record all share-based compensation as expense in the financial statements measured at the fair value of the award. We recognize compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the award. We reflect the excess tax benefits related to stock option exercises as financing cash flows. Share-based compensation expense for 2012, 2011 and 2010 was $7.2 million, $8.3 million and $10.6 million, respectively, and the total income tax benefit recognized for these expenses was $1.3 million, $1.8 million and $4.1 million, respectively.

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

	For the Years Ended December 31,
	2012	2011	2010
Weighted average number of shares outstanding - basic	29,896	28,693	28,032
Effect of dilutive securities:
Stock options	—	—	125
Non-vested stock and stock units	—	—	327

Weighted average number of shares outstanding - diluted	29,896	28,693	28,484

Anti-dilutive securities	638	643	41

Advertising Costs

We expense advertising costs as incurred. Advertising expense for 2012, 2011 and 2010 was $4.6 million, $4.6 million and $4.9 million, respectively.

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

December 31, 2012

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

On August 6, 2012, we acquired five hospice care centers in North Carolina for a total purchase price of $5.8 million (subject to certain adjustments), of which $3.8 million was included in accrued liabilities as of September 30, 2012. As of December 31, 2012, the $3.8 million had been released from accrued liabilities and paid to the seller. The purchase price was paid with cash on hand on the date of the transaction. In connection with the acquisition, we recorded goodwill ($5.5 million) and other intangibles ($0.3 million).

As of September 30, 2012, we consolidated an investment previously accounted for under the equity method of accounting as we obtained control during the third quarter. The consolidation required the previously-held interest in the investment to be remeasured at fair market value which was based on our valuation as of September 30, 2012. As part of the consolidation, we recorded cash ($1.6 million), goodwill ($18.7 million), other intangibles ($3.1 million), other assets and liabilities, net ($7.5 million) and non-controlling interest ($15.9 million).

2011 Acquisitions

On June 7, 2011, we acquired Beacon Hospice, Inc. (“Beacon”) for a total purchase price of $126.0 million, net of cash acquired (subject to certain adjustments), of which $8.2 million was placed in escrow for indemnification purposes and working capital price adjustments. The purchase price was paid with cash on hand on the date of the transaction. Beacon owned and operated 22 hospice care centers and one inpatient unit servicing the states of Massachusetts, Maine, New Hampshire, Rhode Island and Connecticut. In connection with the acquisition, we recorded goodwill ($110.4 million), other intangibles ($10.0 million) and other assets and liabilities, net ($5.6 million). Approximately $51.0 million of the $110.4 million recorded as goodwill is expected to be deductible for income tax purposes over approximately 15 years.

On November 1, 2011, we acquired Hospice of Hackensack University Medical Center (“Hackensack Hospice”) for a total purchase price of $4.0 million. The purchase price was paid with cash on hand on the date of the transaction. Hackensack Hospice owned and operated one hospice care center and one inpatient unit servicing the state of New Jersey. In connection with the acquisition, we recorded substantially the entire purchase price as goodwill ($3.7 million) and other intangibles ($0.3 million).

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

The following table contains unaudited pro forma condensed consolidated statement of operations information assuming that the Beacon and Hackensack Hospice transactions closed on January 1, 2010, for the years ended December 31, 2011 and 2010 (amounts in millions, except per share data):

	2011	2010
Net service revenue	$1,502.6	$1,682.1
Operating (loss) income	(467.3)	219.0
Net (loss) income	(381.8)	115.3
Basic (loss) earnings per share	$(13.30)	$4.11
Diluted (loss) earnings per share	$(13.30)	$4.05

Beacon’s revenue and net income included in our consolidated statement of operations from the acquisition date through December 31, 2011 is $49.6 million and $11.7 million, respectively. Hackensack Hospice’s revenue and net loss included in our consolidated statement of operations from the acquisition date through December 31, 2011 is $3.2 million and $(0.3) million, respectively.

4. DISCONTINUED OPERATIONS

As part of our ongoing management of our portfolio of care centers, we review each care center’s current financial performance, market penetration, forecasted market growth and the impact of proposed CMS payment revisions. As a result of our review, we closed three home health care centers and consolidated five home health care centers and four hospice care centers with care centers servicing the same markets during 2012.

During 2011, we consolidated 27 home health care centers and five hospice care centers with care centers servicing the same markets, closed 27 home health care centers and two hospice care centers and discontinued the start-up process associated with two prospective unopened home health care centers.

During 2010, we consolidated 59 home health care centers and three hospice care centers with care centers servicing the same markets, closed 19 home health care centers and four hospice care centers and discontinued the start-up process associated with 41 prospective unopened home health care centers and six prospective unopened hospice care centers which were incurring expenses. See Note 13 for additional information regarding our exit activities.

In accordance with applicable accounting guidance, the care centers which were closed in 2012 (three home health care centers), 2011 (27 home health care centers and two hospice care centers) and 2010 (19 home health care centers and four hospice care centers) are presented as discontinued operations in our consolidated financial statements.

Net revenues and operating results for the periods presented for the closed care centers are as follows (dollars in millions):

	For the Years Ended December 31,
	2012	2011	2010
Net revenues	$0.1	$17.4	$33.2
(Loss) before income taxes	(2.1)	(12.3)	(17.7)
Income tax benefit	0.8	4.8	6.9

Discontinued operations, net of tax	$(1.3)	$(7.5)	$(10.8)

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

As of October 31, 2012, we concluded that impairment indicators existed based upon our decline in market capitalization, results of operations and recent forecasts. As a result, we performed step one of the goodwill impairment test as prescribed by Accounting Standard Codification (“ASC”) Topic 350 “Intangibles – Goodwill and Other,” which indicated that the fair value of the home health reporting unit was less than the book value of its net assets and the fair value of the hospice reporting unit was greater than the book value of its net assets. Therefore, the required second step of the assessment for the home health reporting unit was performed in which the implied fair value of the home health reporting unit’s goodwill was compared to the book value of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, that is, the estimated fair value of the reporting unit is allocated to all of those assets and liabilities of that unit (including both recognized and unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of that reporting unit’s goodwill, an impairment loss is recognized in the amount of the excess and is charged to operations. We determined the fair value of the reporting unit using discounted estimated future cash flows as well as a market approach that compared the home health reporting unit’s earnings and revenue multiples to those of comparable public companies. We were required to allocate a significant portion of the fair value to unrecorded intangible assets such as the Amedisys trade name and Medicare and CON licenses, but in accordance with GAAP, were not permitted to record these assets on our balance sheet.

As of December 31, 2012, we completed our annual impairment test of goodwill and as a result recognized a non-cash goodwill impairment charge of $157.9 million and a non-cash other intangibles impairment charge of $4.2 million, primarily related to our home health reporting unit. The goodwill impairment charge is primarily related to a further decline in our market capitalization and the other intangibles impairment charge is due to a change in the fair value of various non-amortizable licenses and trade names. A deferred tax benefit of $37.0 million was recognized as of December 31, 2012, as a result of the total amount of impairment charges. Included in the non-cash goodwill and other intangibles impairment charges discussed above is $17.4 million and $3.1 million, respectively, related to an equity-method investment we were required to consolidate during the third quarter of 2012, as a result of a significant decline in the projected operating forecasts during the fourth quarter of 2012. These impairments did not have any impact on our compliance with our debt covenants or on our cash flows.

During the fiscal year 2011, we recognized the following: a non-cash goodwill impairment charge of $570.8 million, a non-cash other intangibles impairment charge of $9.1 million and a deferred tax benefit of $141.5 million. The impairments primarily resulted from lower forecasted revenues as a result of reimbursement cuts, declining growth rates and lower operating margins from our home health reporting unit. These impairments did not have any impact on our compliance with our debt covenants or on our cash flows.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

The following table summarizes the activity related to our goodwill for 2012, 2011 and 2010 (amounts in millions):

	Goodwill
	Home Health	Hospice	Total
Balances at December 31, 2009	$719.9	$67.0	$786.9
Additions	3.4	1.1	4.5

Balances at December 31, 2010	723.3	68.1	791.4
Additions	—	114.1	114.1
Impairment	(570.8)	—	(570.8)

Balances at December 31, 2011	152.5	182.2	334.7
Additions	23.6	9.2	32.8
Impairment	(157.9)	—	(157.9)

Balances at December 31, 2012	$18.2	$191.4	$209.6

The following table summarizes the activity related to our other intangible assets, net for 2012, 2011 and 2010 (amounts in millions):

	Other Intangible Assets, Net
			Non-Compete
			Agreements &
	Certificates of	Acquired	Reacquired
	Need and	Names of	Franchise
	Licenses	Business (1)	Rights (2)	Total
Balances at December 31, 2009	$43.4	$4.7	$9.5	$57.6
Additions	0.5	0.1	2.7	3.3
Write-off	(2.2)	—	—	(2.2)
Amortization	—	(0.1)	(5.2)	(5.3)

Balances at December 31, 2010	41.7	4.7	7.0	53.4
Additions	2.5	7.3	0.5	10.3
Write-off	(1.1)	—	—	(1.1)
Impairment	(9.1)	—	—	(9.1)
Amortization	—	(0.2)	(3.3)	(3.5)

Balances at December 31, 2011	34.0	11.8	4.2	50.0
Additions	3.6	—	0.4	4.0
Impairment	(3.9)	(0.3)	—	(4.2)
Amortization	—	—	(2.8)	(2.8)

Balances at December 31, 2012	$33.7	$11.5	$1.8	$47.0

(1)	Acquired Names of Business includes $11.4 million of unamortized acquired names and $0.1 million of amortized acquired names which have a weighted-average amortization period of 1.2 years.
(2)	The weighted-average amortization period of our non-compete agreements and reacquired franchise rights is 1.3 and 0.6 years, respectively.

See Note 3 for further details on additions to goodwill and other intangible assets, net.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

The estimated aggregate amortization expense for each of the five succeeding years is as follows (amounts in millions):

2013	$1.7
2014	0.2
2015	—
2016	—
2017	—

$1.9

6. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts is presented below (amounts in millions):

	As of December 31,
	2012	2011
Other current assets:
Payroll tax escrow	$1.3	$5.0
Medicare withholds	6.3	5.8
Income tax receivable	—	8.4
Due from joint ventures	1.5	1.4
Other	2.3	4.0

	$11.4	$24.6

Other assets:
Workers’ compensation deposits	$0.5	$0.7
Health insurance deposits	1.2	1.2
Other miscellaneous deposits	1.1	1.2
Deferred financing fees	2.5	2.2
Investment in unconsolidated joint ventures	6.6	6.4
Other	6.8	12.6

	$18.7	$24.3

Accrued expenses:
Health insurance	$9.5	$11.1
Workers’ compensation	16.3	14.0
Legal and other settlements	6.9	5.9
Lease liability	1.2	5.0
Charity care	0.6	2.6
Estimated Medicare cap liability	4.8	3.1
Other	15.6	26.8

	$54.9	$68.5

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

7. LONG-TERM OBLIGATIONS

Long-term debt consisted of the following for the periods indicated (amounts in millions):

	As of December 31,
	2012	2011
Senior Notes:
$35.0 million Series A Notes: semi-annual interest only payments; interest rate at 6.07% per annum; due March 25, 2013	$20.0	$35.0
$30.0 million Series B Notes: semi-annual interest only payments; interest rate at 6.28% per annum; due March 25, 2014	20.0	30.0
$35.0 million Series C Notes: semi-annual interest only payments; interest rate at 6.49% per annum; due March 25, 2015	—	35.0
$150.0 million Term Loan; $7.5 million principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage; due March 26, 2013	—	37.5
$60.0 million Term Loan; $3.0 million principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (2.72% at December 31, 2012); due October 26, 2017	57.0	—
Promissory notes	5.7	7.9

	102.7	145.4
Current portion of long-term obligations	(35.8)	(33.9)

Total	$66.9	$111.5

Maturities of debt as of December 31, 2012 are as follows (amounts in millions):

Long-term obligations
2013	$35.8
2014	33.9
2015	12.0
2016	12.0
2017	9.0

$102.7

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

The proceeds of the Term Loan and existing cash were used to pay off our existing term loan under our $250 million Revolving Credit Facility dated March 26, 2008 with a principal balance of $15 million and a portion of our existing senior notes with a principal balance of $60 million. The final maturity of the Term Loan is October 26, 2017. The Term Loan amortizes beginning December 31, 2012 in 20 equal quarterly installments of $3.0 million (subject to adjustment for prepayments), with the remaining balance due upon maturity.

The interest rate in connection with the Credit Facilities shall be selected from the following by us: (i) the ABR Rate plus the Applicable Margin (the “Base Rate Advance”) or (ii) the Eurodollar Rate plus the Applicable Margin (the “Eurodollar Rate Advance”). The ABR Rate means the greatest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% per annum and (c) the Eurodollar Rate for an interest period of one month plus 1% per annum. The “Eurodollar Rate” means the rate at which Eurodollar deposits in the London interbank market for an interest period of one, two, three or six months (as selected by us) are quoted. The “Applicable Margin” means 1.50% per annum for Base Rate Advances and 2.50% per annum for Eurodollar Rate Advances, subject to adjustment depending on our leverage ratio at the end of each quarter as presented in the table below. We are also subject to a commitment fee under the terms of the Credit Facilities, as presented in the table below.

Total Leverage Ratio	Margin for ABR Loans	Margin for Eurodollar Loans	Commitment Fee
1.50	1.75%	2.75%	0.50%
< 1.50 and 1.00	1.50%	2.50%	0.45%
< 1.00	1.25%	2.25%	0.40%

Our weighted average interest rate for our five year $60.0 million Term Loan was 1.7% for 2012 and our five year $150.0 million term loan was 1.0% for 2011.

The Credit Agreement requires us to meet two financial covenants. One is a leverage ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), which cannot exceed 2.0 and the second is a fixed charge coverage ratio of adjusted EBITDA plus rent expense (“EBITDAR”) (less capital expenditures less cash taxes) to scheduled debt repayments plus interest expense plus rent expense, which is required to be greater than 1.25. The Credit Agreement also contains customary covenants, including, but not limited to, restrictions on (a) incurrence of liens; (b) incurrence of additional debt; (c) sales of assets and other fundamental corporate changes; (d) investments; (e) declarations of dividends; and (f) capital expenditures. These covenants contain customary exclusions and baskets. As of December 31, 2012, our total leverage ratio was 1.1 and our fixed charge coverage ratio was 1.3.

As of December 31, 2012, our availability under our $165.0 million Revolving Credit Facility was $144.5 million as we had $20.5 million outstanding in letters of credit.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

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

Termination of $250 Million Revolving Credit Facility

In connection with the execution of the new Credit Agreement and the amendment and waiver to the Note Purchase Agreement, our $250 million Revolving Credit Facility dated as of March 26, 2008 was terminated. The remaining unamortized deferred debt issuance costs related to the $250 million Revolving Credit Facility were written off in proportion to the reduction in the Revolving credit agreement. The balance of the unamortized deferred debt issuance costs related to the $250 million Revolving Credit Facility shall be deferred and amortized over the term of the new Credit Agreement.

Promissory Notes

Our promissory notes outstanding of $5.7 million as of December 31, 2012 were generally issued in amounts between $2.2 million and $10.8 million and bear interest in a range of 1.0% to 1.97%. These promissory notes are primarily promissory notes issued for software licenses.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

The total provision for income taxes consist of the following (amounts in millions):

	For the Years Ended December 31,
	2012	2011	2010
Current income tax expense:
Federal	$8.6	$15.6	$43.7
State and local	1.2	3.7	9.6

	9.8	19.3	53.3

Deferred income tax expense/(benefit):
Federal	(25.7)	(103.1)	24.2
State and local	(5.5)	(19.3)	1.7

	(31.2)	(122.4)	25.9

Income tax expense/(benefit)	$(21.4)	$(103.1)	$79.2

Net deferred tax assets consist of the following components (amounts in millions):

	As of December 31,
	2012	2011
Current portion of deferred tax assets (liabilities):
Allowance for doubtful accounts	$8.2	$6.8
Accrued expenses	1.2	2.0
Workers’ compensation	6.7	6.1
Deferred revenue	(22.0)	(24.5)
Other	0.3	(2.1)

Current portion of deferred tax assets (liabilities)	(5.6)	(11.7)
Noncurrent portion of deferred tax assets (liabilities):
Amortization of intangible assets	114.0	92.9
Property and equipment	(32.4)	(37.0)
Share-based compensation	5.2	7.6
Other	2.2	1.1
Capital loss carry forward	—	0.1
NOL carry forward, expiring beginning in 2012	4.0	4.7
Less: valuation allowance	(0.2)	(0.8)

Noncurrent portion of deferred tax assets (liabilities):	92.8	68.6

Net deferred tax assets (liabilities)	$87.2	$56.9

As of December 31, 2012, we have state net operating loss (“NOL”) carry forwards of approximately $99.5 million.

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

We establish our valuation allowance on deferred tax assets when it is more likely than not that some portion or all of our deferred tax assets will not be realized. Our valuation allowance decreased $14.1 million from 2011 primarily due to the expiration of state NOLs.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

Our provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate to net (loss) income before income taxes from continuing operations. The sources of the tax effects of the difference are as follows:

	For the Years Ended December 31,
	2012	2011	2010
Income tax expense/(benefit) computed on federal statutory rate	(35.0)%	(35.0)%	35.0%
State income taxes and other, net of federal benefit	(2.4)	(2.3)	3.8
Valuation allowance	0.1	(0.5)	(0.1)
Tax credits	(2.1)	—	—
Goodwill impairment	20.9	16.0	—
Nondeductible expenses and other, net	0.5	0.2	0.3

Income tax expense/(benefit)	(18.0)%	(21.6)%	39.0%

For the year ended December 31, 2012, the effective tax rate on pretax (loss) income from continuing operations was a benefit of 18.0 percent. The effective tax rate for the year ended December 31, 2012, attributable to continuing operations differs from the statutory rate primarily due to state taxes, non-deductible expenses, and tax credits.

The effective tax rate on the pre-tax income from continuing operations for the year ended December 31, 2011, differs from the statutory rate primarily due to a goodwill impairment that was non-deductible for tax purposes and state taxes on operations.

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

Uncertain Tax Positions

We account for uncertain tax positions in accordance with the authoritative guidance for uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in millions):

	For the Years Ended December 31,
	2012	2011
Balance at beginning of period	$—	$0.7
Plus: additions for tax positions of prior years	0.4	—
Less: reductions made for tax positions of prior years	—	(0.7)

Balance at end of period	$0.4	$—

As of December 31, 2012, there are $0.4 million of uncertain tax benefits accrued within the financial statements.

To the extent penalties and interest are assessed on any underpayment of income tax, such amounts are accrued and classified as either a component of tax penalties or interest expense in accrued expenses in our consolidated balance sheet. This is an accounting policy election we made that is a continuation of our historical policy and we intend to consistently apply this policy in the future. As of December 31, 2012, there is less than $0.01 million of interest and penalties accrued on the balance sheet related to uncertain income tax positions.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

We are subject to income taxes in the United States and in many of the 50 individual states, with significant operations in Louisiana, Alabama, Georgia, and Tennessee. We are open to examination in the United States and in various individual states for tax years ended December 2008 through December 2012. We are also open to examination in various states for the years ended 2001-2012 resulting from net operating losses generated and available for carry forward from those years.

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION

We are authorized by our Certificate of Incorporation to issue 60,000,000 shares of common stock, $0.001 par value and 5,000,000 shares of preferred stock, $0.001 par value, of which 31,086,619 shares of common stock and no shares of preferred stock were issued and outstanding at December 31, 2012. Our Board of Directors is authorized to fix the dividend rights and terms, conversion and voting rights, redemption rights and other privileges and restrictions applicable to our preferred stock.

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

Equity-based awards may be granted for a number of shares not to exceed, in the aggregate, approximately 3.9 million shares of common stock, and we had approximately 2.7 million shares available at December 31, 2012. The price per share for stock options shall be of no less than the greater of (a) 100% of the fair value of a share of common stock on the date the option is granted or (b) the aggregate par value of the shares of our common stock on the date the option is granted. If a stock option is granted to any owner of 10% or more of our total combined voting power of us and our subsidiaries, the price is to be at least 110% of the fair value of a share of our common stock on the date the award is granted. Each equity-based award vests ratably over a 12 month-to-five year period, with the exception of those issued under contractual arrangements that specify otherwise, that may be exercised during a period as determined by our Compensation Committee or as otherwise approved by our Compensation Committee. The contractual terms of stock options exercised shall not exceed ten years from the date such option is granted.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

Employee Stock Purchase Plan (“ESPP”)

We have a plan whereby our eligible employees may purchase our common stock at 85% of the market price at the time of purchase. On June 7, 2012, our stockholders ratified an amendment adopted by our Board of Directors to increase the total number of shares of our common stock authorized for the issuance under our ESPP from 2,500,000 shares to 4,500,000 shares, and as of December 31, 2012, there were 2,014,396 shares available for future issuance. The following is a detail of the purchases that were made or pending Board of Director approval under the plan:

Employee Stock Purchase Plan Period	Shares Issued	Price
2010 and Prior	1,851,032	$14.23
January 1, 2011 to March 31, 2011	38,752	29.75
April 1, 2011 to June 30, 2011	54,323	22.64
July 1, 2011 to September 30, 2011	94,301	12.60
October 1, 2011 to December 31, 2011	103,815	9.27
January 1, 2012 to March 31, 2012	82,619	12.29
April 1, 2012 to June 30, 2012	90,411	10.58
July 1, 2012 to September 30, 2012	83,269	11.75
October 1, 2012 to December 31, 2012	87,082	9.61

	2,485,604

ESPP expense included in general and administrative expense in our accompanying consolidated income statements was $0.7 million, $0.8 million and $1.1 million for 2012, 2011 and 2010, respectively.

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of our stock options; however there have been no stock options granted during 2012, 2011 or 2010.

The following table presents our stock option activity for 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding options at January 1, 2012	268,007	$19.00	2.49
Exercised	(22,119)	7.05
Canceled, forfeited or expired	(2,002)	19.11

Outstanding options at December 31, 2012	243,886	$20.08	1.66

Exercisable options at December 31, 2012	243,886	$20.08	1.66

The aggregate intrinsic value of our outstanding options and exercisable options at December 31, 2012 was $0.2 million. Total intrinsic value of options exercised was $0.1 million, $0.7 million and $4.3 million for 2012, 2011 and 2010, respectively.

All of our outstanding options were vested as of October 2008; therefore there was no non-vested stock option activity for 2012.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

Non-Vested Stock

We issue shares of non-vested stock with vesting terms ranging from one to five years. The compensation expense is determined based on the market price of our common stock at the date of grant applied to the total number of shares that are anticipated to fully vest. Non-vested stock compensation expense included in general and administrative expenses in our accompanying consolidated income statements was $6.4 million, $7.2 million and $7.6 million for 2012, 2011 and 2010, respectively.

The following table presents our non-vested stock award activity for 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at January 1, 2012	568,850	$32.64
Granted	401,249	14.01
Vested	(253,862)	33.63
Canceled, forfeited or expired	(72,884)	28.92

Non-vested stock at December 31, 2012	643,353	$20.76

The weighted average grant date fair value of non-vested stock granted was $14.01, $27.05 and $54.29 in 2012, 2011, and 2010, respectively.

At December 31, 2012, there was $4.9 million of unrecognized compensation cost related to non-vested stock award payments that we expect to be recognized over a weighted average period of 1.4 years.

Non-Vested Stock Units – Service-Based and Performance-Based Awards

We issue non-vested stock unit awards that are service-based, performance-based or a combination of both with vesting terms ranging from three to four years. Based on the terms and conditions of these awards, we determine if the awards should be recorded as either equity or liability instruments. The compensation expense is determined based on the market price of our common stock at the date of grant, applied to the total number of units that are anticipated to vest, unless the award specifies differently. Non-vested stock units compensation expense included in general and administrative expenses in our accompanying consolidated income statements was $0.1 million, $0.3 million and $2.0 million for 2012, 2011, and 2010, respectively. We account for such awards similar to our non-vested stock awards; however, no shares of stock are issued to the recipient until the stock unit awards have vested and after the pre-determined delivery date has occurred.

The following table presents our non-vested stock units activity for 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at January 1, 2012	28,428	$27.40
Granted	17,023	56.99
Vested	(45,451)	38.48
Canceled, forfeited or expired	—	—

Non-vested stock units at December 31, 2012	—	$—

The weighted average grant date fair value of non-vested stock units granted was $56.99 and $27.40 in 2012 and 2011. There were no non-vested stock units granted in 2010.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

During the second quarter of 2012, we awarded performance-based awards to certain employees. The target level established by the award, which was based on the Company’s 2012 earnings before interest, taxes and depreciation (“EBITDA”), provided for the recipients to receive 173,396 non-vested stock units if the target was achieved. If the target objective was surpassed to the point of achieving the projected maximum payout, the recipients would receive 260,094 non-vested stock units. As of December 31, 2012, it was determined that the performance-based objectives established by the award were not satisfied and as a result, there were no stock units awarded.

During the second quarter of 2011, we awarded performance-based awards to certain employees. The target level established by the award, which was based on the Company’s 2011 return on capital, provided for the recipients to receive 61,583 non-vested stock units if the target was achieved. If the target objective was surpassed to the point of achieving the projected maximum payout, the recipients would receive 92,376 non-vested stock units. As of December 31, 2011, it was determined that the performance-based objectives established by the award were not satisfied and as a result, there were no stock units awarded.

During the second quarter of 2010, we awarded performance-based awards to certain employees. The target level established by the award, which is based on hospitalization rate reduction for the years ending 2010 and 2011, provided for the recipients to receive 25,754 non-vested stock units if the target was achieved. If the target objective was surpassed to the point of achieving the projected maximum payout, the recipients would receive 38,631 non-vested stock units. As of December 31, 2011, it was determined that the performance-based objectives established by the award were satisfied at 79.5% and as a result, 17,023 non-vested stock units were awarded on February 28, 2012. These awards have been included in the table above.

At December 31, 2012, there was no unrecognized compensation cost related to our non-vested stock units.

10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are involved in the following legal actions:

United States Senate Committee on Finance Inquiry

During the 111th and 112th United States Congresses, the Senate Finance Committee conducted an inquiry focused on the major publicly traded home health corporations. On May 12, 2010, we received a letter of inquiry from the Senate Finance Committee requesting documents and information relating to our policies and practices regarding home therapy visits and therapy utilization trends. A similar letter was sent to the other major publicly traded home health care companies. We cooperated with the Committee with respect to this inquiry.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

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

SEC Investigation

On June 30, 2010, we received notice of a formal investigation from the SEC and received a subpoena for documents relating to the matters under review by the United States Senate Committee on Finance and other matters involving our operations. We have cooperated with the SEC with respect to this investigation.

U.S. Department of Justice Civil Investigative Demand (“CID”)

On September 27, 2010, we received a CID issued by the U.S. Department of Justice pursuant to the federal False Claims Act. The CID requires the delivery of a wide range of documents and information relating to the Company’s clinical and business operations, including reimbursement and billing claims submitted to Medicare for home health services, and related compliance activities. The CID generally covers the period from January 1, 2003. On April 26, 2011, we received a second CID related to the CID issued in September 2010, which generally covers the same time period as the previous CID and requires the production of additional documents. Such CIDs are often associated with previously filed qui tam actions, or lawsuits filed under seal under the False Claims Act (“FCA”), 31 U.S.C. § 3729 et seq. Qui tam actions are brought by private plaintiffs suing on behalf of the federal government for alleged FCA violations. Subsequently, the Company and certain current and former employees have received additional CIDs for additional documents and/or testimony. We are cooperating with the Department of Justice with respect to this investigation and the requests for information and testimony.

Stark Law

In May 2012, we made a disclosure to CMS under the agency’s Stark Law Self-Referral Disclosure Protocol relating to certain services agreements between a subsidiary of ours and a large physician group. During some period of time since December 2007, the arrangements appear not to have complied in certain respects with an applicable exemption to the Stark Law referral prohibition. Revenue earned as a result of referrals from the

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

physician group since December 2007 was approximately $4 million. We intend to cooperate with CMS in its review of this matter. On January 11, 2013, one of our subsidiaries received a CID from the United States Attorney’s Office for the Northern District of Georgia seeking certain information relating to that subsidiary’s relationship with this physician group.

OIG Self-Disclosure

In October 2012, we made a disclosure to the Office of Counsel to the Inspector General of the United States Department of Health and Human Services (the “OIG”) pursuant to the OIG Provider Self-Disclosure Protocol regarding certain clinical documentation issues and eligibility requirements at two of our hospice care centers. These hospice care centers appear to have not complied in some respects with certain state and Federal regulations relating to clinical documentation and eligibility requirements, including those requiring physicians to certify patient eligibility and requiring patient face-to-face encounters. We are also in discussions with state healthcare authorities regarding this matter. Our review of this matter is ongoing, and we intend to cooperate with the OIG and any other regulatory authorities in their review of this matter.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

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

In January 2010, our subsidiary that provides home health services in Dayton, Ohio received from a Medicare Program Safeguard Contractor (“PSC”) a request for records regarding 137 claims submitted by the subsidiary paid from January 2, 2008 through November 10, 2009 (the “Claim Period”) to determine whether the underlying services met pertinent Medicare payment requirements. Based on the PSC’s findings for 114 of the claims, which were extrapolated to all claims for home health services provided by the Dayton subsidiary paid during the Claim Period, on March 9, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment of approximately $5.6 million. Our Dayton subsidiary made requests for redetermination to the MAC, which subsequently issued a series of redetermination decisions (“Redetermination Decisions”), 110 of which were unfavorable. Our subsidiary appealed 85 of the unfavorable Redetermination Decisions to MAXIMUS Federal Services, the qualified independent contractor (“QIC”) designated to process appeals from the MAC’s decisions. In November 2011, the QIC affirmed those Redetermination Decisions. We dispute the QIC’s findings and have requested appeal hearings before an administrative law judge (“ALJ”) in which we will seek to have those findings overturned. A consolidated ALJ hearing has been scheduled for late March 2013. No assurances can be given as to the outcome of the ALJ appeal. As of December 31, 2012, we have recorded no liability with respect to the pending appeals as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a Zone Program Integrity Contractor (“ZPIC”) a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the MAC for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment of approximately $5.5 million. Our Florence subsidiary made requests for redetermination to the MAC, which subsequently issued a series of redetermination decisions (“Florence Redetermination Decisions”), which were favorable for 4 beneficiaries and unfavorable for 12 beneficiaries. The MAC communicated these decisions to the ZPIC, which re-extrapolated the findings and established a new alleged extrapolated overpayment of $6.3 million. Our subsidiary appealed all of the unfavorable Florence Redetermination Decisions to MAXIMUS Federal Services, the QIC designated to process appeals from the MAC’s decisions. On March 13, 2012, the QIC issued a favorable decision for one beneficiary and unfavorable decisions for 11 beneficiaries. On May 31, 2012, the ZPIC re-extrapolated the findings and established a new alleged extrapolated overpayment of $6.1 million. We dispute the QIC’s unfavorable findings and have requested appeal hearings before an ALJ in which we will seek to have those findings overturned. The ALJ hearings have not been scheduled, and no assurances can be given as to the timing or outcome of the ALJ appeal. In the event we pay any amount of this alleged overpayment, we are indemnified by the prior owners of the hospice

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

operations for amounts relating to the period prior to August 1, 2009. As of December 31, 2012, we have recorded no liability for this claim as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

In July 2009, Beacon Hospice, Inc., a subsidiary we acquired on June 7, 2011 (“Beacon”), received from Massachusetts Peer Review Organization, Inc. (“MassPro”), an entity contracted with the Massachusetts Office of Medicaid, a request for records regarding 25 beneficiaries in Boston, Framingham and Plymouth, Massachusetts, who received hospice services from Beacon during the period of August 1, 2007 through July 31, 2008 (the “Review Period”) to determine whether the underlying services met pertinent MassHealth Program regulations. Based on MassPro’s findings for 89 of the 112 claims submitted in connection with these beneficiaries, which were extrapolated to all MassHealth claims for hospice services provided by Beacon billed during the Review Period, on February 15, 2012, MassPro issued a notice of overpayment seeking recovery from Beacon of an alleged overpayment of approximately $6.6 million. The Review Period covers a time before our ownership of Beacon, and in the event we pay any amount of this alleged overpayment, we are indemnified by the prior owners of Beacon for such amounts. An appeal was filed on May 31, 2012. On December 17, 2012, as a result of the appeal, MassPro issued a final notice of determination of overpayment and fines (the “Final Notice”), determining an overpayment in only 35 of the original 112 claims and seeking recovery from Beacon in the amount of $82,210.65 (the “Final Amount”). In the Final Notice, MassPro did not extrapolate the findings, and Beacon determined not to contest the Final Notice. In January 2013, Amedisys paid the Final Amount to MassPro, and the prior owners of Beacon paid the Final Amount to Amedisys, in accordance with their indemnification obligations set forth in the acquisition document.

Operating Leases

We have leased office space at various locations under non-cancelable agreements that expire between 2013 and 2017, and require various minimum annual rentals. Our typical operating leases are for lease terms of three to seven years and may include, in addition to base rental amounts, certain landlord pass-through costs for our pro-rata share of the lessor’s real estate taxes, utilities and common area maintenance costs. Some of our operating leases contain escalation clauses, in which annual minimum base rentals increase over the term of the lease.

Total minimum rental commitments as of December 31, 2012 are as follows (amounts in millions):

2013	$28.7
2014	21.7
2015	12.5
2016	6.6
2017	2.0
Future years	—

Total	$71.5

In addition, future rental commitments for our discontinued operations locations amounted to $0.9 million as of December 31, 2012. Rent expense for non-cancelable operating leases was $32.7 million, $32.6 million and $35.2 million for 2012, 2011 and 2010.

Insurance

We are obligated for certain costs associated with our insurance programs, including employee health, workers’ compensation and professional liability. While we maintain various insurance programs to cover these risks, we are self-insured for a substantial portion of our potential claims. We recognize our obligations associated with

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

these costs, up to specified deductible limits in the period in which a claim is incurred, including with respect to both reported claims and claims incurred but not reported,. These costs have generally been estimated based on historical data of our claims experience. Such estimates, and the resulting reserves, are reviewed and updated by us on a quarterly basis.

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

	As of December 31,
Type of Insurance	2012	2011
Health insurance	$9.5	$11.1
Workers’ compensation	17.3	15.6
Professional liability	4.4	3.4

	31.2	30.1
Less: long-term portion	(1.0)	(1.6)

	$30.2	$28.5

The retention limit per claim for our health insurance, worker’s compensation and professional liability is $0.8 million, $0.4 million and $0.3 million, respectively.

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

During 2012 and 2011, our match of contributions to be made to each eligible employee contribution is $0.375 for every $1.00 of contribution made up to the first 6% of their salary. During 2010, our match of contributions made to each eligible employee contribution was $0.75 for every $1.00 of contributions made up to the first 6% of their salary. The match is discretionary and thus is subject to change at the discretion of management. These contributions are made in the form of our common stock, valued based upon the fair value of the stock as of the end of each calendar quarter end. We expensed approximately $10.0 million, $7.4 million and $22.2 million for 2012, 2011 and 2010, respectively.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

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

12. SHARE REPURCHASE PROGRAM

On August 6, 2010, our Board of Directors authorized a stock repurchase program of up to $60.0 million of our common stock. Purchases were allowable through open market and privately negotiated transactions, at times and in such amounts as management deemed appropriate, including pursuant to one or more Rule 10b5-1 trading plans. The share repurchase program expired on September 30, 2011.

During 2010, pursuant to this program, we repurchased 495,815 shares of our common stock at a weighted average price of $23.79 per share and a total cost of approximately $11.8 million. The repurchased shares are classified as treasury shares.

13. EXIT ACTIVITIES

During 2012, we consolidated five operating home health care centers and four operating hospice care centers with care centers servicing the same markets and closed three operating home health care centers. We recorded lease termination liabilities of $0.9 million and severance of $0.1 million as of December 31, 2012 of which $0.2 million is included in discontinued operations.

During 2011, we consolidated 27 operating home health care centers and five operating hospice care centers with care centers servicing the same markets, closed 27 operating home health care centers and two operating hospice care centers and discontinued the start-up process associated with two prospective unopened home health locations.

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

The care centers that were closed in 2012, 2011 and 2010 are presented in discontinued operations in our consolidated financial statements. See Note 4 for additional information.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

As part of our 2011 and 2010 exit activities, we have recorded the following as of December 31, 2011 and 2010 (amounts in millions):

	2011 Exit Activities			2010 Exit Activities			Balance Sheet Line Item	Income Statement Line Item
	Home Health	Hospice	Total	Home Health	Hospice	Total
Lease Terminations:
Consolidations	$1.3	$0.1	$1.4	$8.6	$0.8	$9.4	Accrued Expenses	General and administrative - other
Closures	1.7	—	1.7	1.1	0.5	1.6	Accrued Expenses	Discontinued operations

Total	3.0	0.1	3.1	9.7	1.3	11.0
Relocation costs:
Consolidations	—	—	—	0.5	0.1	0.6	Accrued Expenses	General and administrative - other
Closures	—	—	—	0.1	—	0.1	Accrued Expenses	Discontinued operations

Total	—	—	—	0.6	0.1	0.7
Severance:
Consolidations	0.2	—	0.2	0.4	—	0.4	Payroll and employee benefits	General and administrative - salaries and benefits
Closures	0.5	—	0.5	0.2	0.1	0.3	Payroll and employee benefits	Discontinued operations

Total	0.7	—	0.7	0.6	0.1	0.7
Intangible write-off:
Consolidations	0.6	0.2	0.8	1.9	0.1	2.0	Intangible Assets	Depreciation and amortization
Closures	0.1	0.2	0.3	0.2	—	0.2	Intangible Assets	Discontinued operations

Total	0.7	0.4	1.1	2.1	0.1	2.2
Asset write-off:
Consolidations	0.2	—	0.2	—	—	—	Property and equipment	Miscellaneous, net
Closures	0.2	—	0.2	—	—	—	Property and equipment	Discontinued operations

Total	0.4	—	0.4	—	—	—
Total
Consolidations	2.3	0.3	2.6	11.4	1.0	12.4
Closures	2.5	0.2	2.7	1.6	0.6	2.2

Total	$4.8	$0.5	$5.3	$13.0	$1.6	$14.6

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

Our reserve activity for the 2012, 2011 and 2010 closures and consolidations is as follows (amounts in millions):

	2012 Exit Activity		2011 Exit Activity		2010 Exit Activity
	Lease Termination	Severance	Lease Termination	Severance	Lease Termination	Severance
Balances at December 31, 2009	$—	$—	$—	$—	$—	$—
Charge in 2010	—	—	—	—	10.2	0.7
Cash expenditures in 2010	—	—	—	—	(2.6)	(0.5)

Balances at December 31, 2010	—	—	—	—	7.6	0.2
Charge in 2011	—	—	3.0	0.7	0.8	—
Cash expenditures in 2011	—	—	(0.3)	(0.6)	(3.4)	(0.2)

Balances at December 31, 2011	—	—	2.7	0.1	5.0	—
Charge in 2012	0.9	0.1	0.1	—	—	—
Cash expenditures in 2012	(0.3)	(0.1)	(2.5)	(0.1)	(4.7)	—

Balances at December 31, 2012	$0.6	$—	$0.3	$—	$0.3	$—

14. VALUATION AND QUALIFYING ACCOUNTS

The following table summarizes the activity and ending balances in our allowance for doubtful accounts and estimated revenue adjustments (amounts in millions):

Allowance for Doubtful Accounts

Year end	Balance at Beginning of Year	Provision for Doubtful Accounts (1)	Write-Offs	Balance at End of Year
2012	$17.4	$21.7	$(18.1)	$21.0
2011	21.0	13.7	(17.3)	17.4
2010	26.4	19.2	(24.6)	21.0

(1)	Includes $0.1 million, $0.2 million and $0.5 million from discontinued operations for the years ended December 31, 2012, 2011 and 2010, respectively.

Estimated Revenue Adjustments

Year end	Balance at Beginning of Year	Provision for Estimated Revenue Adjustments (1)	Write-Offs	Balance at End of Year
2012	$6.8	$10.6	$(11.0)	$6.4
2011	6.5	12.1	(11.8)	6.8
2010	8.7	7.0	(9.2)	6.5

(1)	Includes $0.2 million, $0.3 million and $0.5 million from discontinued operations for the years ended December 31, 2012, 2011 and 2010, respectively.

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

December 31, 2012

activities of daily living. Our hospice segment provides palliative care and comfort to terminally ill patients and their families. The “other” column in the following tables consists of costs relating to corporate support functions that are not directly attributable to a specific segment.

During 2012, 2011 and 2010, we closed 3, 29 and 23 care centers, respectively, which are reflected as discontinued operations in accordance with applicable accounting guidance. See Note 4 for additional information. Prior periods have been reclassified to conform to the current presentation.

During the quarter ended December 31, 2012, management revised its measurement of the reportable segments’ operating income (loss). Operating income (loss) for the reportable segments has been restated to include certain expenses previously captured in the corporate support function which are directly attributable to the support of the specific segment. Prior periods have been restated to conform to the current presentation.

Management evaluates performance and allocates resources based on the operating income of the reportable segments, which includes an allocation of corporate expenses directly attributable to the specific segment and includes revenues and all other costs directly attributable to the specific segment. Segment assets are not reviewed by the company’s chief operating decision maker and therefore are not disclosed below (amounts in millions).

	For the Year Ended December 31, 2012
	Home Health	Hospice	Other	Total
Net service revenue	$1,198.0	$289.9	$—	$1,487.9
Cost of service, excluding depreciation and amortization	691.1	150.0	—	841.1
General and administrative expenses	350.8	72.4	112.1	535.3
Provision for doubtful accounts	17.8	3.9	—	21.7
Depreciation and amortization	13.9	1.5	24.5	39.9
Goodwill and other intangibles impairment charge	161.6	0.5	—	162.1

Operating expenses	1,235.2	228.3	136.6	1,600.1

Operating (loss) income	$(37.2)	$61.6	$(136.6)	$(112.2)

	For the Year Ended December 31, 2011
	Home Health	Hospice	Other	Total
Net service revenue	$1,250.5	$217.8	$—	$1,468.3
Cost of service, excluding depreciation and amortization	664.0	116.6	—	780.6
General and administrative expenses	340.2	50.0	135.5	525.7
Provision for doubtful accounts	12.3	1.2	—	13.5
Depreciation and amortization	14.0	0.7	23.9	38.6
Goodwill and other intangibles impairment charge	579.9	—	—	579.9

Operating expenses	1,610.4	168.5	159.4	1,938.3

Operating (loss) income	$(359.9)	$49.3	$(159.4)	$(470.0)

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

	For the Year Ended December 31, 2010
	Home Health	Hospice	Other	Total
Net service revenue	$1,462.5	$138.6	$—	$1,601.1
Cost of service, excluding depreciation and amortization	719.9	74.1	—	794.0
General and administrative expenses	376.4	34.3	132.6	543.3
Provision for doubtful accounts	17.7	1.0	—	18.7
Depreciation and amortization	14.3	0.5	19.0	33.8

Operating expenses	1,128.3	109.9	151.6	1,389.8

Operating income (loss)	$334.2	$28.7	$(151.6)	$211.3

16. UNAUDITED SUMMARIZED QUARTERLY FINANCIAL INFORMATION

			Net Income (Loss) Attributable to Amedisys, Inc. Common Stockholders (1)
	Revenue	Net Income (Loss) Attributable to Amedisys, Inc.	Basic	Diluted
2012:
1st Quarter (2)	$370.8	$5.4	$0.18	$0.18
2nd Quarter (2)	378.5	7.9	0.26	0.26
3rd Quarter (2)	375.6	9.9	0.33	0.33
4th Quarter (2) (3) (4) (5)	363.0	(106.8)	(3.52)	(3.52)

	$1,487.9	$(83.6)	$(2.79)	$(2.79)

2011:
1st Quarter (6) (7)	$359.3	$15.3	$0.54	$0.53
2nd Quarter (6) (8)	368.4	21.6	0.76	0.75
3rd Quarter (6) (9) (10)	370.3	(423.7)	(14.73)	(14.73)
4th Quarter (6) (7) (10)	370.3	4.3	0.15	0.15

	$1,468.3	$(382.5)	$(13.33)	$(13.33)

(1)	Because of the method used in calculating per share data, the quarterly per share data may not necessarily total to the per share data as computed for the entire year.
(2)

During each of the four quarters of 2012, we incurred certain costs associated with the U.S. Department of Justice Civil Investigative Demand and SEC investigation. Net of income taxes, these costs amounted to $2.2 million, $0.8 million, $0.6 million and $1.4 million for the three-month periods ended March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2012, respectively.

(3)

During the fourth quarter of 2012, we incurred costs associated with the prepayment of the term loan and a portion of our existing senior notes associated with our March 26, 2008 Senior Credit Facility. Net of income taxes, these costs amounted to $2.8 million.

(4)	Our results for the three month period ended December 31, 2012, included the settlement of a lawsuit in the amount of $2.1 million, net of income taxes
(5)	During the fourth quarter of 2012, we recognized a non-cash goodwill and other intangibles impairment charge of $110.2 million, net of income taxes and non-controlling interests.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012

(6)

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

(7)

During the first and fourth quarters of 2011, we incurred costs associated with our exit activities. See Note 13 to the consolidated financial statements for further details. Net of income taxes, these costs amounted to $0.7 million and $3.1 million for the three-month periods ended March 31, 2011 and December 31, 2011, respectively.

(8)	Our results for the three month period ended June 30, 2011, included a CMS bonus payment of $2.9 million net of income taxes as the result of the pay for performance demonstration.
(9)	Our results for the three month period ended September 30, 2011, included a release of a valuation allowance related to specific deferred tax assets in the amount of $1.9 million, net of income taxes.
(10)

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through October 22, 2009	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

4.2.1	Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C. and the Purchasers identified on Schedule A thereto, relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 6.07% Series A Senior Notes due March 25, 2013 (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

4.2.2	Amendment No. 1 dated October 26, 2012 to the Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C. relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 6.07% Series A Senior Notes due March 25, 2013, (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on October 30, 2012	0-24260	4.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

4.2.3	Waiver No. 1 dated October 26, 2012 to the Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C. relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 6.07% Series A Senior Notes due March 25, 2013, (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on October 30, 2012	0-24260	4.2
4.3	Form of Series A Note due March 25, 2013 (attached as Exhibit B to the Amendment No. 1 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.2.2 hereto)	The Company’s Current Report on Form 8-K filed on October 30, 2012	0-24260	4.3

4.4	Form of Series B Note due March 25, 2014 (attached as Exhibit C to the Amendment No. 1 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.2.2 hereto)	The Company’s Current Report on Form 8-K filed on October 30, 2012	0-24260	4.4

4.5	Form of Series C Note due March 25, 2015 (attached as Exhibit 3 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.2.1 hereto)	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.4

10.1	Form of Director Indemnification Agreement dated February 12, 2009	The Company’s Annual Report on Form 10-K for the year ended December 31, 2008	0-24260	10.1

10.2*	Amended and Restated Amedisys, Inc. Employee Stock Purchase Plan dated June 7, 2012	The Company’s Current Report on Form 8-K filed June 8, 2012	0-24260	10.1

†10.3*

Composite Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan (inclusive of Plan amendments dated June 7, 2012 and October 25, 2012 and the full text of the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan)

10.4*	Form of Nonvested Stock Award Agreement issued under Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	0-24260	10.3

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.5*	Form of Restricted Stock Unit Agreement Issued under Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	0-24260	10.4

10.6*	Composite Amedisys, Inc. 1998 Stock Option Plan (inclusive of amendments dated June 10, 2004, June 8, 2006 and June 22, 2006 and the full text of the Amedisys, Inc. 1998 Stock Option Plan)	The Company’s Registration Statement on Form S-8 filed June 22, 2007	333-143967	4.2

10.7*	Form of Restricted Stock Unit Agreement under the 1998 Stock Option Plan	The Company’s Current Report on Form 8-K/A filed April 24, 2007	0-24260	4.1

10.8*	Composite Director’s Stock Option Plan (inclusive of Plan amendments dated June 10, 2004, and the full text of the Directors Stock Option Plan)	The Company’s Annual Report on Form 10-K for the year ended December 31, 2005	0-24260	10.4

10.9.1*	Amended and Restated Employment Agreement dated January 3, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and William F. Borne	The Company’s Current Report on Form 8-K filed January 7, 2011	0-24260	10.1

10.9.2*	Amendment No. 1 dated December 29, 2011 to Amended and Restated Employment Agreement dated January 3, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and William F. Borne	The Company’s Current Report on Form 8-K filed December 30, 2011	0-24260	10.1

†10.9.3*	Amendment No. 2 dated December 19, 2012 to Amended and Restated Employment Agreement dated January 3, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and William F. Borne

10.10.1*	Employment Agreement dated November 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Ronald A. LaBorde	The Company’s Current Report on Form 8-K filed November 2, 2011	0-24260	10.1

10.10.2*	Amendment No. 1 dated December 29, 2011 to Employment Agreement dated November 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Ronald A. LaBorde	The Company’s Current Report on Form 8-K filed December 30, 2011	0-24260	10.2

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

†10.10.3*	Amendment No. 2 dated December 19, 2012 to Employment Agreement dated November 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Ronald A. LaBorde

10.11.1*	Amended and Restated Employment Agreement dated January 3, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Jeffrey D. Jeter	The Company’s Current Report on Form 8-K filed January 7, 2011	0-24260	10.2

†10.11.2*	Amendment No. 1 dated December 19, 2012 to Amended and Restated Employment Agreement dated January 3, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Jeffrey D. Jeter

10.12.1*	Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Michael O. Fleming, M.D.	The Company’s Current Report on Form 8-K filed July 27, 2010	0-24260	10.1

10.12.2*	Amendment No. 1 dated January 3, 2011 to Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Michael O. Fleming, M.D.	The Company’s Current Report on Form 8-K filed January 7, 2011	0-24260	10.6

†10.12.3*	Amendment No. 2 dated December 19, 2012 to Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Michael O. Fleming, M.D

10.13.1*	Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and David R. Bucey	The Company’s Current Report on Form 8-K filed July 27, 2010	0-24260	10.2

10.13.2*	Amendment No. 1 dated January 3, 2011 to Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and David R. Bucey	The Company’s Current Report on Form 8-K filed January 7, 2011	0-24260	10.7

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

†10.13.3*	Amendment No. 2 dated December 19, 2012 to Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and David R. Bucey

10.14*	Retention Bonus Agreement dated April 5, 2012 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and William F. Borne	The Company’s Current Report on Form 8-K filed on April 10, 2012	0-24260	10.1

10.15*	Retention Bonus Agreement dated April 5, 2012 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Jeffrey D. Jeter	The Company’s Current Report on Form 8-K filed on April 10, 2012	0-24260	10.2

10.16*	Retention Bonus Agreement dated April 5, 2012 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Michael O. Fleming	The Company’s Current Report on Form 8-K filed on April 10, 2012	0-24260	10.3

10.17*	Retention Bonus Agreement dated April 5, 2012 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and David R. Bucey	The Company’s Current Report on Form 8-K filed on April 10, 2012	0-24260	10.4

10.18.1	Credit Agreement dated March 26, 2008 among Amedisys, Inc., and Amedisys Holding, L.L.C., as Borrowers, the Lenders party thereto from time to time, JPMorgan Securities Inc. and UBS Securities LLC, as Co-Lead Arrangers and Joint Book Runners, Fifth Third Bank and Bank of America, N.A., as Co-Documentation Agents, and Oppenheimer & Co, Inc. and UBS Securities LLC, as Co-Syndication Agents	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	10.1

10.18.2	First Amendment dated May 26, 2011 to Credit Agreement dated March 26, 2008	The Company’s Current Report on Form 8-K filed on June 1, 2011	0-24260	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.19	Credit Agreement dated October 26, 2012 among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the several banks and other financial institutions party thereto from time to time, BOKF, NA DBA Bank of Texas, Compass Bank, Fifth Third Bank and RBS Citizens, N.A., as Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arrangers and Joint Bookrunners	The Company’s Current Report on Form 8-K filed on October 30, 2012	0-24260	10.1

†21.1	Subsidiaries of the Registrant

†23.1	Consent of KPMG LLP

†31.1	Certification of William F. Borne, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Ronald A. LaBorde, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of William F. Borne, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2	Certification of Ronald A. LaBorde, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††101.INS	XBRL Instance

††101.SCH	XBRL Taxonomy Extension Schema Document

††101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

††101.DEF	XBRL Taxonomy Extension Definition Linkbase

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

††101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

††101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document