Form 10-Q
period 2013-03-31
AMEDISYS INC
filed 2013-04-30
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 31,464,919 shares outstanding as of April 25, 2013.

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

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as required by law. For a discussion of some of the factors discussed above as well as additional factors, see our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 12, 2013, particularly Part I, Item 1A. – “Risk Factors” therein, which are incorporated herein by reference and Part II, Item 1A. – “Risk Factors” of this Quarterly Report on Form 10-Q. Additional risk factors may also be described in reports that we file from time to time with the SEC.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$7,021	$14,545
Patient accounts receivable, net of allowance for doubtful accounts of $18,991, and $20,994	144,659	169,172
Prepaid expenses	14,478	10,631
Other current assets	16,229	11,440

Total current assets	182,387	205,788

Property and equipment, net of accumulated depreciation of $118,280 and $113,154	156,481	156,709
Goodwill	209,994	209,594
Intangible assets, net of accumulated amortization of $24,119 and $23,457	46,792	47,050
Deferred tax asset	91,808	92,804
Other assets, net	24,855	18,650

Total assets	$712,317	$730,595

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$27,646	$29,175
Payroll and employee benefits	78,919	79,341
Accrued expenses	57,054	54,855
Current portion of long-term obligations	35,807	35,807
Current portion of deferred income taxes	3,395	5,609

Total current liabilities	202,821	204,787
Long-term obligations, less current portion	42,952	66,904
Other long-term obligations	4,761	4,671

Total liabilities	250,534	276,362

Commitments and Contingencies—Note 4

Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common Stock, $0.001 par value, 60,000,000 shares authorized; 32,173,099, and 31,876,508 shares issued; and 31,382,932 and 31,086,619 shares outstanding	32	32
Additional paid-in capital	456,046	450,792
Treasury Stock at cost 790,167, and 789,889 shares of common stock	(17,119)	(17,116)
Accumulated other comprehensive income	15	15
Retained earnings	21,296	18,617

Total Amedisys, Inc. stockholders’ equity	460,270	452,340
Noncontrolling interests	1,513	1,893

Total equity	461,783	454,233

Total liabilities and equity	$712,317	$730,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three-Month Periods Ended March 31,
	2013	2012
Net service revenue	$339,175	$370,833
Cost of service, excluding depreciation and amortization	192,504	208,506
General and administrative expenses:
Salaries and benefits	82,794	87,077
Non-cash compensation	2,056	2,482
Other	43,562	44,394
Provision for doubtful accounts	3,967	5,863
Depreciation and amortization	10,123	10,054

Operating expenses	335,006	358,376

Operating income	4,169	12,457
Other (expense) income:
Interest income	11	15
Interest expense	(1,106)	(2,074)
Equity in earnings from equity investments	363	305
Miscellaneous, net	59	429

Total other expense, net	(673)	(1,325)

Income before income taxes	3,496	11,132
Income tax expense	(1,363)	(4,620)

Income from continuing operations	2,133	6,512
Discontinued operations, net of tax	—	(1,049)

Net income	2,133	5,463
Net loss (income) attributable to noncontrolling interests	546	(43)

Net income attributable to Amedisys, Inc.	$2,679	$5,420

Basic earnings per common share:
Income from continuing operations attributable to Amedisys, Inc. common stockholders	$0.09	$0.22
Discontinued operations, net of tax	—	(0.04)

Net income attributable to Amedisys, Inc. common stockholders	$0.09	$0.18

Weighted average shares outstanding	30,640	29,389

Diluted earnings per common share:
Income from continuing operations attributable to Amedisys, Inc. common stockholders	$0.09	$0.22
Discontinued operations, net of tax	—	(0.04)

Net income attributable to Amedisys, Inc. common stockholders	$0.09	$0.18

Weighted average shares outstanding	31,104	29,780

Amounts attributable to Amedisys, Inc. common stockholders:
Income from continuing operations	$2,679	$6,469
Discontinued operations, net of tax	—	(1,049)

Net income	$2,679	$5,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the Three-Month Periods Ended March 31,
	2013	2012
Net income	$2,133	$5,463
Other comprehensive income
Unrealized gain on deferred compensation plan assets	—	2

Comprehensive income	2,133	5,465
Comprehensive loss (income) attributable to non-controlling interests	546	(43)

Comprehensive income attributable to Amedisys, Inc.	$2,679	$5,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Three-Month Periods Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$2,133	$5,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,123	10,166
Provision for doubtful accounts	3,967	5,913
Non-cash compensation	2,056	2,482
401(k) employer match	2,240	2,347
Loss on disposal of property and equipment	211	505
Deferred income taxes	(1,287)	477
Equity in earnings of equity investments	(363)	(305)
Amortization of deferred debt issuance costs	193	394
Return on equity investment	400	150
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	20,545	(19,686)
Other current assets	(8,420)	1,335
Other assets	(517)	(39)
Accounts payable	(945)	(87)
Accrued expenses	1,990	2,051
Other long-term obligations	90	(239)

Net cash provided by operating activities	32,416	10,927

Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	71	230
Proceeds from the sale of property and equipment	61	—
Purchases of deferred compensation plan assets	(29)	(47)
Purchases of property and equipment	(10,074)	(10,236)
Purchase of investment	(6,227)	—
Acquisitions of businesses, net of cash acquired	(627)	—

Net cash used in investing activities	(16,825)	(10,053)

Cash Flows from Financing Activities:
Proceeds from issuance of stock to employee stock purchase plan	837	962
Proceeds from revolving line of credit	12,500	—
Repayments of revolving line of credit	(12,500)	—
Principal payments of long-term obligations	(23,952)	(8,550)

Net cash used in financing activities	(23,115)	(7,588)

Net decrease in cash and cash equivalents	(7,524)	(6,714)
Cash and cash equivalents at beginning of period	14,545	48,004

Cash and cash equivalents at end of period	$7,021	$41,290

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,629	$3,388

Cash paid for income taxes, net of refunds received	$3,135	$1,150

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
Acquired non-controlling interests	$167	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Amedisys, Inc., a Delaware corporation, and its consolidated subsidiaries (“Amedisys,” “we,” “us,” or “our”) are a multi-state provider of home health and hospice services with approximately 84% and 83% of our revenue derived from Medicare for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, we had 427 Medicare-certified home health care centers, 97 Medicare-certified hospice care centers and one hospice inpatient unit in 38 states within the United States, the District of Columbia and Puerto Rico.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented. This report should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission (“SEC”) on March 12, 2013 (the “Form 10-K”), which includes information and disclosures not included herein.

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

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of Amedisys, Inc., and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in our accompanying unaudited condensed consolidated financial statements, and business combinations accounted for as purchases have been included in our unaudited condensed consolidated financial statements from their respective dates of acquisition. In addition to our wholly owned subsidiaries, we also have certain investments that are accounted for as set forth below.

Investments

We consolidate investments when the entity is a variable interest entity and we are the primary beneficiary or if we have controlling financial interests in the entity, which is generally ownership in excess of 50%. Third party equity interests in our consolidated joint ventures are reflected as noncontrolling interests in our condensed consolidated financial statements.

We account for investments in entities which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a variable interest entity in which we are the primary beneficiary. The book value of investments that we accounted for under the equity method of accounting was $5.8 million as of March 31, 2013 and $4.8 million as of December 31, 2012. We account for investments in entities in which we have less than a 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee. The aggregate carrying amount of our cost method investments was $5.0 million as of March 31, 2013.

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

Home Health Revenue Recognition

Medicare Revenue

Net service revenue is recorded under the Medicare prospective payment system (“PPS”) based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited to: (a) an outlier payment if our patient’s care was unusually costly (capped at 10% of total reimbursement per provider number); (b) a low utilization payment adjustment (“LUPA”) if the number of visits was fewer than five; (c) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required (with various incremental adjustments made for additional visits, with larger payment increases associated with the sixth, fourteenth and twentieth visit thresholds); (e) adjustments to payments if we are unable to produce documentation for the face-to-face encounter requirement; (f) adjustments to payments if we are unable to perform periodic therapy assessments; (g) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (h) changes in the base episode payments established by the Medicare Program; (i) adjustments to the base episode payments for case mix and geographic wages; and (j) recoveries of overpayments.

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

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of March 31, 2013 and 2012, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and, therefore, the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our condensed consolidated balance sheets for such periods.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Hospice Revenue Recognition

Hospice Medicare Revenue

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounts for 99% and 98% of our total net Medicare hospice service revenue for the three month periods ended March 31, 2013 and 2012. We make adjustments to Medicare revenue for an inability to obtain appropriate billing documentation, acceptable authorizations or face to face documentation and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes our historical collection rate on Medicare claims, and record it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable.

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap for each provider number, we monitor these caps and estimate amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in other accrued liabilities. We have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2011. For the Federal cap years ended October 31, 2012 through October 31, 2013, we have $3.8 million and $4.8 million recorded for estimated amounts due back to Medicare in other accrued liabilities as of March 31, 2013 and December 31, 2012, respectively. As a result of our adjustments, we believe our revenue and patients accounts receivable are recorded at amounts that will be ultimately realized.

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

We believe the credit risk associated with our Medicare accounts, which represent 68% of our net patient accounts receivable at March 31, 2013 and December 31, 2012, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable, which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. During the three month periods ended March 31, 2013 and 2012, we recorded $3.9 million and $2.7 million, respectively, in estimated revenue adjustments to Medicare revenue.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

	Fair Value at Reporting Date Using
Financial Instrument	As of March 31, 2013	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$78.8	$—	$78.9	$—

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

	For the Three-Month Periods Ended March 31,
	2013	2012
Weighted average number of shares outstanding—basic	30,640	29,389
Effect of dilutive securities:
Stock options	21	16
Non-vested stock and stock units	443	375

Weighted average number of shares outstanding—diluted	31,104	29,780

Anti-dilutive securities	220	340

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. LONG-TERM OBLIGATIONS

Long-term debt consisted of the following for the periods indicated (amounts in millions):

	March 31, 2013	December 31, 2012
Senior Notes:
$35.0 million Series A Notes: semi-annual interest only payments; interest rate at 6.07% per annum; due March 25, 2013	$—	$20.0
$30.0 million Series B Notes: semi-annual interest only payments; interest rate at 6.28% per annum; due March 25, 2014	20.0	20.0
$60.0 million Term Loan; $3.0 million principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (2.71% at March 31, 2013); due October 26, 2017	54.0	57.0

Promissory notes	4.8	5.7

	78.8	102.7
Current portion of long-term obligations	(35.8)	(35.8)

Total	$43.0	$66.9

Our weighted average interest rate for our five year $60.0 million Term Loan was 2.7% for the three months ended March 31, 2013.

As of March 31, 2013, our total leverage ratio was 0.95 and our fixed charge coverage ratio was 1.35.

As of March 31, 2013, our availability under our $165.0 million Revolving Credit Facility was $142.6 million as we had $22.4 million outstanding in letters of credit.

4. COMMITMENTS AND CONTINGENCIES

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

AMEDISYS, INC. AND SUBSIDIARIES

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

All defendants previously moved to dismiss the Securities Complaint. On June 28, 2012, the United States District Court for the Middle District of Louisiana granted the defendants’ motion to dismiss the Securities Complaint. On July 26, 2012, the Co-Lead Plaintiffs filed a motion for reconsideration. Through that motion, the Co-Lead Plaintiffs have asked the Court to rescind its June 28, 2012 dismissal order and to reverse its decision to grant the defendants’ motion to dismiss. In the alternative, the Co-Lead Plaintiffs have asked the Court to modify its dismissal order to grant Co-Lead Plaintiffs permission to file a second amended complaint. The defendants filed a response in opposition to the Co-Lead Plaintiffs’ motion for reconsideration in late August 2012. The Court denied the Co-Lead Plaintiffs’ motion for reconsideration on April 9, 2013.

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

Stark Law

In May 2012, we made a disclosure to CMS under the agency’s Stark Law Self-Referral Disclosure Protocol relating to certain services agreements between a subsidiary of ours and a large physician group. During some period of time since December 2007, the arrangements appear not to have complied in certain respects with an applicable exemption to the Stark Law referral prohibition. Medicare revenue earned as a result of referrals from the physician group from May 2008 to May 2012, the relevant four year “lookback” period under the Stark Law Self-Referral Disclosure Protocol, was approximately $4 million. On January 11, 2013, one of our subsidiaries received a CID from the United States Attorney’s Office for the Northern District of Georgia seeking certain information relating to that subsidiary’s relationship with this physician group. We intend to cooperate with the government in its review of this matter.

OIG Self-Disclosure

In October 2012, we made a disclosure to the Office of Counsel to the Inspector General of the United States Department of Health and Human Services (the “OIG”) pursuant to the OIG Provider Self-Disclosure Protocol regarding certain clinical documentation issues and eligibility requirements at two of our hospice care centers. These hospice care centers did not comply in some respects with certain state and Medicare hospice regulations, including those requiring physicians to certify patient eligibility and requiring patient face-to-face encounters. We are also in discussions with state healthcare authorities regarding this matter. Our review of this matter is ongoing, and we intend to cooperate with the OIG and any other regulatory authorities in their review of this matter.

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

In January 2010, our subsidiary that provides home health services in Dayton, Ohio received from a Medicare Program Safeguard Contractor (“PSC”) a request for records regarding 137 claims submitted by the subsidiary paid from January 2, 2008 through November 10, 2009 (the “Claim Period”) to determine whether the underlying services met pertinent Medicare payment requirements. Based on the PSC’s findings for 114 of the claims, which were extrapolated to all claims for home health services provided by the Dayton subsidiary paid during the Claim Period, on March 9, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment of approximately $5.6 million. We dispute these findings, and our Dayton subsidiary has requested appeal hearings through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. Most recently, a consolidated administrative law judge (“ALJ”) hearing was held in late March 2013. No assurances can be given as to the outcome of the ALJ appeal. As of March 31, 2013, we have recorded no liability with respect to the pending appeals as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a Zone Program Integrity Contractor (“ZPIC”) a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the MAC for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has requested appeal hearings through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. Most recently, we have requested appeal hearings before an ALJ, but the ALJ hearings have not been scheduled, and no assurances can be given as to the timing or outcome of the ALJ appeal. The current alleged extrapolated overpayment is $6.1 million. In the event we pay any amount of this alleged overpayment, we are indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. As of March 31, 2013, we have recorded no liability for this claim as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

In July 2009, Beacon Hospice, Inc., a subsidiary we acquired on June 7, 2011 (“Beacon”), received from Massachusetts Peer Review Organization, Inc. (“MassPro”), an entity contracted with the Massachusetts Office of Medicaid, a request for records regarding 25 beneficiaries in Boston, Framingham and Plymouth, Massachusetts, who received hospice services from Beacon during the period of August 1, 2007 through July 31, 2008 (the “Review Period”) to determine whether the underlying services met pertinent MassHealth Program regulations. Based on MassPro’s findings for 89 of the 112 claims submitted in connection with these beneficiaries, which were extrapolated to all MassHealth claims for hospice services provided by Beacon billed during the Review Period, on February 15, 2012, MassPro issued a notice of overpayment seeking recovery from Beacon of an alleged overpayment of approximately $6.6 million. The Review Period covers a time before our ownership of Beacon. On December 17, 2012, as a result of an appeal by Beacon, MassPro issued a final notice of determination of overpayment and fines (the “Final Notice”), determining an overpayment in only 35 of the original 112 claims and seeking recovery from Beacon in the amount of $82,210.65 (the “Final Amount”). In the Final Notice, MassPro did not extrapolate the findings, and Beacon determined not to contest the Final Notice. In January 2013, Amedisys paid the Final Amount to MassPro, and the prior owners of Beacon paid the Final Amount to Amedisys, in accordance with their indemnification obligations set forth in the acquisition document.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Insurance

We are obligated for certain costs associated with our insurance programs, including employee health, workers’ compensation and professional liability. While we maintain various insurance programs to cover these risks, we are self-insured for a substantial portion of our potential claims. We recognize our obligations associated with these costs, up to specified deductible limits in the period in which a claim is incurred, including with respect to both reported claims and claims incurred but not reported. These costs have generally been estimated based on historical data of our claims experience. Such estimates, and the resulting reserves, are reviewed and updated by us on a quarterly basis.

Our health insurance has a retention limit of $0.9 million, our workers’ compensation insurance has a retention limit of $0.5 million and our professional liability insurance has a retention limit of $0.3 million.

5. SEGMENT INFORMATION

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

	For the Three-Month Periods Ended March 31, 2013
	Home Health	Hospice	Other	Total
Net service revenue	$272.3	$66.9	$—	$339.2
Cost of service, excluding depreciation and amortization	157.1	35.4	—	192.5
General and administrative expenses	84.7	17.4	26.3	128.4
Provision for doubtful accounts	2.1	1.9	—	4.0
Depreciation and amortization	2.9	0.5	6.7	10.1

Operating expenses	246.8	55.2	33.0	335.0

Operating income (loss)	$25.5	$11.7	$(33.0)	$4.2

	For the Three-Month Periods Ended March 31, 2012
	Home Health	Hospice	Other	Total
Net service revenue	$301.4	$69.4	$—	$370.8
Cost of service, excluding depreciation and amortization	172.0	36.5	—	208.5
General and administrative expenses	89.3	16.6	28.0	133.9
Provision for doubtful accounts	5.0	0.8	—	5.8
Depreciation and amortization	3.5	0.3	6.3	10.1

Operating expenses	269.8	54.2	34.3	358.3

Operating income (loss)	$31.6	$15.2	$(34.3)	$12.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three month period ended March 31, 2013. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on March 12, 2013 (the “Form 10-K”), which are incorporated herein by this reference.

Unless otherwise provided, “Amedisys,” “we,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.

Overview

We are a leading provider of high-quality, low-cost home health services to the chronic, co-morbid, aging American population with approximately 84% and 83% of our revenue derived from Medicare for the three month periods ended March 31, 2013 and 2012, respectively. During the three-month period ended March 31, 2013, we had $339.2 million in net service revenue, earnings per diluted share of $0.09 and cash flow from operations of $32.4 million.

Our operations involve servicing patients through our two reportable business segments: home health and hospice. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgical procedure. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. As of March 31, 2013, we owned and operated 427 Medicare-certified home health care centers, 97 Medicare-certified hospice care centers and one hospice inpatient unit in 38 states within the United States, the District of Columbia and Puerto Rico as detailed below:

	Owned and Operated Care Centers
	Home Health	Hospice
At December 31, 2012	435	97
Acquisitions	1	—
Closed/Consolidated	(9)	—

At March 31, 2013	427	97

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

Recent Developments

Company Initiatives

On April 30, 2013, we announced plans to consolidate or divest approximately 50 operating care centers and reduce our corporate infrastructure during the second quarter of 2013. We expect to realize some improvement in earnings from the results of these initiatives in the second quarter, with a larger impact in the third quarter.

Governmental Inquiries and Investigations and Stockholder Litigation

See Note 4 to our condensed consolidated financial statements for a discussion of and updates regarding the governmental inquiries and investigations, self-disclosure matters and class action litigation we are involved in. No assurances can be given as to the timing or outcome of these items.

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

Payment

The failure of the 2011 Joint Select Committee to meet its Deficit Reduction goal has resulted in an automatic reduction in Medicare home health and hospice payments of 2% in 2013. The 2% reduction was effective April 1, 2013 on home health episodes ending after March 31st and hospice days beginning on April 1st. The 2% reduction resulted in a $1.3 million impact during the three month period ended March 31, 2013.

In April 2013, CMS issued a proposed rule to update hospice payment rates and the wage index for fiscal year 2014 and continue the phase out of the wage index budget neutrality adjustment factor. The proposed rule includes a 2.5% market basket update which is reduced by the following: a 0.4% productivity adjustment, a 0.3% adjustment from the PPACA and 0.7% for the updated wage index and budget neutrality adjustment factor. The net effect of the proposed rule increases the base rate for fiscal year 2014 by 1.1%.

Results of Operations

Three-Month Period Ended March 31, 2013 Compared to the Three-Month Period Ended March 31, 2012

Consolidated

The following table summarizes our consolidated results from continuing operations (amounts in millions):

	For the Three-Month Periods Ended March 31,
	2013	2012
Net service revenue	$339.2	$370.8
Gross margin, excluding depreciation and amortization	146.7	162.3
% of revenue	43.2%	43.8%
Other operating expenses	142.5	149.8
% of revenue	42.0%	40.4%

Operating income	4.2	12.5

Income tax expense	(1.4)	(4.6)
Effective income tax rate	39.0%	41.5%

Income from continuing operations	2.1	6.5

Net loss from discontinued operations	—	(1.0)

Net income attributable to Amedisys, Inc.	$2.7	$5.4

Our operating income declined $8 million as our home health operating income decreased $6 million, hospice operating income decreased $3 million and corporate expenses decreased $1 million. Our home health operating income declined primarily as a result of lower Medicare and private volumes and lower revenue per episode. Our hospice operations experienced a decrease in average daily census and an increase in other operating expenses. The decrease in corporate expense resulted from a decrease in professional and legal fees and a decrease in salary expense.

Home Health Division

The following table summarizes our home health segment results from continuing operations:

	For the Three-Month Periods Ended March 31,
	2013	2012
Financial Information (in millions):
Medicare	$221.1	$242.4
Non-Medicare	51.2	59.0

Net service revenue	272.3	301.4
Cost of service	157.1	172.0

Gross margin	115.2	129.4
Other operating expenses	89.7	97.8

Operating income	$25.5	$31.6

Key Statistical Data:
Medicare:
Same Store Volume (1):
Revenue	(8%)	(8%)
Admissions	2%	(2%)
Recertifications	(17%)	(5%)
Total:
Admissions	52,122	51,153
Recertifications	29,698	35,794
Completed episodes	78,816	82,204
Visits	1,422,332	1,625,473
Average revenue per completed episode (2)	$2,782	$2,882
Visits per completed episode (3)	17.4	18.6
Non-Medicare:
Admissions	22,423	23,192
Recertifications	8,407	9,731
Visits	436,035	504,398
Total:
Cost per Visit	$84.53	$80.76
Visits	1,858,367	2,129,871

(1)

Medicare revenue, admissions or recertifications growth is the percent increase (decrease) in our Medicare revenue, admissions or recertifications for the period as a percent of the Medicare revenue, admissions or recertifications of the prior period.

(2)	Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care.
(3)	Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.

Our operating income declined $6 million from 2012. The significant factors impacting our performance were the $21 million decrease in Medicare revenue partially offset by a decrease in cost of service.

Net Service Revenue

Revenue declined $29 million as a result of a $21 million decrease in our Medicare revenue and an $8 million decrease in our non-Medicare revenue.

Our Medicare revenue decline of approximately $21 million consisted of $12 million in lower volumes, $8 million due to lower revenue per episode and $1 million due to 2% sequestration. The volume decline is primarily due to lower recertifications offset by a 2% increase in same store admissions.

Our non-Medicare revenue decreased $8 million primarily as the result of our Humana contract which changed from episodic to per-visit reimbursement. This change was effective for new admissions/recertifications beginning in October 2012. In addition, we experienced a decline in both the number of non-Medicare admissions and visits performed.

Cost of Service, excluding Depreciation and Amortization

Our cost of service decreased $15 million primarily as a result of our decrease in visits offset by an increase in cost per visit. The increase in cost per visit is the result of raises that became effective in April 2012, the impact of lower visits on our fixed costs and increases in health and worker’s compensation insurance costs.

Other Operating Expenses

Other operating expenses decreased approximately $8 million resulting from decreases in salaries and wages and in our provision for doubtful accounts, which is reflective of our decrease in non-Medicare revenue.

Hospice Division

The following table summarizes our hospice segment results from continuing operations:

	For the Three-Month Periods Ended March 31,
	2013	2012
Financial Information (in millions):
Medicare revenue	$63.0	$65.3
Non-Medicare revenue	3.9	4.1

Net service revenue	66.9	69.4
Cost of service	35.4	36.5

Gross margin	31.5	32.9
Other operating expenses	19.8	17.7

Operating income	$11.7	$15.2

Key Statistical Data:
Same store Medicare revenue growth (1)	(5%)	17%
Hospice admits	4,992	4,902
Average daily census	5,091	5,190
Revenue per day	$146.07	$147.07
Cost of service per day	$77.10	$77.10
Average length of stay	103	91

(1)	Same store Medicare revenue growth is the percent increase in our Medicare revenue for the period as a percent of the Medicare revenue of the prior period.

Our operating income decreased $3 million primarily as the result of a decrease in our average daily census and increases in other operating expenses.

Net Service Revenue

Our hospice revenue decreased $3 million, primarily as the result of a decrease in our average daily census and one less day during the quarter as compared to the first quarter of 2012. Our revenue benefitted from a 0.9% hospice rate increase effective October 1, 2012.

Cost of Service, excluding Depreciation and Amortization

Our hospice cost of service decreased $1 million which corresponds to our 2% decrease in average daily census. Our hospice clinicians are generally paid on a salaried basis, and our care centers are staffed based on their average census.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Three-Month Periods Ended March 31,
	2013	2012
Cash provided by operating activities	$32.4	$10.9
Cash used in investing activities	(16.8)	(10.1)
Cash used in financing activities	(23.1)	(7.5)

Net decrease in cash and cash equivalents	(7.5)	(6.7)
Cash and cash equivalents at beginning of period	14.5	48.0

Cash and cash equivalents at end of period	$7.0	$41.3

Cash provided by operating activities increased $21.5 million during 2013 compared to 2012 primarily due to a 4.3 day decrease in our days revenue outstanding from December 31, 2012.

Cash used in investing activities increased $6.7 million during 2013 compared to 2012 due to the purchase of investments.

Cash used in financing activities increased $15.6 million during 2013 compared to 2012. We decreased our outstanding long-term obligations net of borrowings by $23.9 million from December 31, 2012.

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program; however, from time to time, we can and do obtain additional sources of liquidity through sales of our equity or by the incurrence of additional indebtedness. As of March 31, 2013, we had $7.0 million in cash and cash equivalents and $142.6 million in availability under our $165.0 million Revolving Credit Facility.

During 2013, we spent $3.3 million in routine capital expenditures, which primarily included equipment and computer software and hardware. In addition, we spent $6.8 million in non-routine capital expenditures related to enhancements to our point of care software.

Based on our operating forecasts and our debt service requirements, we believe that we have sufficient liquidity to fund our operations, capital requirements and debit service requirements; however, our ongoing ability to comply with the debt covenants under our credit agreement depends largely on the achievement of adequate levels of operating performance and cash flow. If our future operating performance and/or cash flows are less than expected, it could cause us to default on our financial covenants in the future. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments. There can be no assurance that debt covenant waivers or amendments would be obtained, if needed. We currently project that the margin by which we will be in compliance with the fixed charge coverage ratio covenant will narrow as of June 30, 2013.

Outstanding Patient Accounts Receivable

Our patient accounts receivable, net decreased $24.5 million from December 31, 2012 to March 31, 2013. Our cash collection as a percentage of revenue was 110.8% for the three-month period ended March 31, 2013, and 98.4% for the three-month period ended December 31, 2012. Our days revenue outstanding, net has decreased 4.3 days since December 2012.

Our patient accounts receivable includes unbilled receivables and are aged based upon our initial service date. At March 31, 2013, our unbilled patient accounts receivable, as a percentage of gross patient accounts receivable, was 28.8%, or $49.2 million, compared to 32.2%, or $63.4 million, at December 31, 2012. We monitor unbilled receivables on a care center by care center basis to ensure that all efforts are made to bill claims within timely filing deadlines. The timely filing deadline for Medicare is one year from the date the episode was completed and varies by state for Medicaid-reimbursable services and among insurance companies and other private payors.

Our provision for estimated revenue adjustments (which is deducted from our service revenue to determine net service revenue) and provision for doubtful accounts were as follows for the periods indicated (amounts in millions). We fully reserve for both our Medicare and other patient accounts receivable that are aged over 365 days.

	For the Three- Month Periods Ended March 31,
	2013	2012
Provision for estimated revenue adjustments	$3.9	$2.8
Provision for doubtful accounts	4.0	5.9

Total	$7.9	$8.7

As a percent of revenue	2.3%	2.4%

The following schedules detail our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding, net):

	0-90	91-180	181-365	Over 365	Total
At March 31, 2013:
Medicare patient accounts receivable, net (1)	$82.7	$13.4	$2.6	$0.2	$98.9

Other patient accounts receivable:
Medicaid	12.2	4.4	1.9	0.1	18.6
Private	25.7	9.6	7.6	3.3	46.2

Total	$37.9	$14.0	$9.5	$3.4	$64.8

Allowance for doubtful accounts (2)					(19.0)

Non-Medicare patient accounts receivable, net					$45.8

Total patient accounts receivable, net					$144.7

Days revenue outstanding, net (3)					37.2

	0-90	91-180	181-365	Over 365	Total
At December 31, 2012:
Medicare patient accounts receivable, net (1)	$96.2	$17.1	$2.1	$—	$115.4

Other patient accounts receivable:
Medicaid	14.9	4.4	2.0	0.3	21.6
Private	30.4	12.9	7.8	2.1	53.2

Total	$45.3	$17.3	$9.8	$2.4	$74.8

Allowance for doubtful accounts (2)					(21.0)

Non-Medicare patient accounts receivable, net					$53.8
Total patient accounts receivable, net					$169.2
Days revenue outstanding, net (3)					41.5

(1)	The following table summarizes the activity and ending balances in our estimated revenue adjustments (amounts in millions), which is recorded to reduce our Medicare outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the Three-Month Period Ended March 31, 2013	For the Three-Month Period Ended December 31, 2012
Balance at beginning of period	$6.4	$6.5
Provision for estimated revenue adjustments	3.9	2.7
Write offs	(3.2)	(2.8)

Balance at end of period	$7.1	$6.4

Our estimated revenue adjustments were 6.7% and 5.3% of our outstanding Medicare patient accounts receivable at March 31, 2013 and December 31, 2012, respectively.

(2)	The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in millions), which is recorded to reduce only our Medicaid and private payer outstanding patient accounts receivable to their estimated net realizable value.

	For the Three-Month Period Ended March 31, 2013	For the Three-Month Period Ended December 31, 2012
Balance at beginning of period	$21.0	$20.4
Provision for doubtful accounts	4.0	5.4
Write offs	(6.0)	(4.8)

Balance at end of period	$19.0	$21.0

Our allowance for doubtful accounts was 29.3% and 28.1% of our outstanding Medicaid and private patient accounts receivable at March 31, 2013 and December 31, 2012, respectively.

(3)	Our calculation of days revenue outstanding, net is derived by dividing our ending net patient accounts receivable (i.e., net of estimated revenue adjustments and allowance for doubtful accounts ) at March 31, 2013 and December 31, 2012 by our average daily net patient revenue for the three-month periods ended March 31, 2013 and December 31, 2012, respectively.

Indebtedness

Our weighted average interest rate for our five year $60.0 million Term Loan was 2.7% for the three month period ended March 31, 2013.

As of March 31, 2013, our total leverage ratio was 0.95, our fixed charge coverage ratio was 1.35, and we were in compliance with the covenants associated with our long-term obligations.

As of March 31, 2013, our availability under our $165.0 million Revolving Credit Facility was $142.6 million as we had $22.4 million outstanding in letters of credit.

See Note 7 of the financial statements included in our Form 10-K for additional details on our outstanding long-term obligations which were outstanding as of March 31, 2013.

Inflation

We do not believe inflation has significantly impacted our results of operations.

Critical Accounting Policies

See Part II, Item 7 – Critical Accounting Policies and our consolidated financial statements and related notes in Part IV, Item 15 of our 2012 Annual Report on Form 10-K, for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. These critical accounting policies include revenue recognition; patient accounts receivable; insurance; goodwill and intangible assets; and income taxes. There have not been any changes to our significant accounting policies or their application since we filed our 2012 Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility and Term Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows will be exposed to changes in interest rates. As of March 31, 2013, the total amount of outstanding debt subject to interest rate fluctuations was $54.0 million. A 1.0% interest rate change would cause interest expense to change by approximately $0.5 million annually.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2013, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2013, the end of the period covered by this Quarterly Report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended March 31, 2013, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2013, the end of the period covered by this Quarterly Report.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 4 to the condensed consolidated financial statements for information concerning our legal proceedings.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors included in Part I, “Item 1A. – “Risk Factors”” of our Annual Report on Form 10-K. These risk factors could materially impact our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely impact our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended March 31, 2013:

Period	(a) Total Number of Share (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1, 2013 to January 31, 2013	—		$—	—	$—
February 1, 2013 to February 28, 2013	55		12.17	—	—
March 1, 2013 to March 31, 2013	223		11.21	—	—

	278	(1)	$11.40	—	—

(1)	Includes shares of common stock surrendered to us by certain employees to satisfy tax withholding obligations in connection with the vesting of non-vested stock previously awarded to such employees under our 2008 Omnibus Incentive Compensation Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date: April 30, 2013

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