Form 10-Q
period 2013-06-30
AMEDISYS INC
filed 2013-07-31
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 32,181,300 shares outstanding as of July 26, 2013.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Quarterly Report on Form 10-Q, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to the following: changes in Medicare and other medical payment levels, our ability to open care centers, acquire additional care centers and integrate and operate these care centers effectively, our ability to divest care centers currently held for sale, changes in or our failure to comply with existing Federal and state laws or regulations or the inability to comply with new government regulations on a timely basis, competition in the home health industry, changes in the case mix of patients and payment methodologies, changes in estimates and judgments associated with critical accounting policies, our ability to maintain or establish new patient referral sources, our ability to attract and retain qualified personnel, changes in payments and covered services due to the economic downturn and deficit spending by Federal and state governments, future cost containment initiatives undertaken by third-party payors, our access to financing due to the volatility and disruption of the capital and credit markets, our ability to meet debt service requirements and comply with covenants in debt agreements, business disruptions due to natural disasters or acts of terrorism, our ability to integrate and manage our information systems, and changes in or developments with respect to any litigation or investigations relating to the Company, including the SEC investigation and the U.S. Department of Justice Civil Investigative Demands and various other matters, many of which are beyond our control.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$30,118	$14,545
Patient accounts receivable, net of allowance for doubtful accounts of $17,610 and $20,994	124,766	169,172
Prepaid expenses	13,369	10,631
Other current assets	12,006	11,440
Assets held for sale	1,550	—

Total current assets	181,809	205,788

Property and equipment, net of accumulated depreciation of $120,012 and $113,154	156,887	156,709
Goodwill	209,260	209,594
Intangible assets, net of accumulated amortization of $24,560 and $23,457	43,109	47,050
Deferred tax asset	85,256	92,804
Other assets, net	23,932	18,650

Total assets	$700,253	$730,595

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,658	$29,175
Payroll and employee benefits	76,205	79,341
Accrued expenses	54,175	54,855
Current portion of long-term obligations	35,807	35,807
Current portion of deferred income taxes	3,169	5,609

Total current liabilities	191,014	204,787
Long-term obligations, less current portion	39,000	66,904
Other long-term obligations	5,209	4,671

Total liabilities	235,223	276,362

Commitments and Contingencies—Note 6

Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common Stock, $0.001 par value, 60,000,000 shares authorized; 32,973,576, and 31,876,508 shares issued; and 32,106,174 and 31,086,619 shares outstanding	33	32
Additional paid-in capital	458,475	450,792
Treasury Stock at cost 867,402, and 789,889 shares of common stock	(18,056)	(17,116)
Accumulated other comprehensive income	15	15
Retained earnings	23,136	18,617

Total Amedisys, Inc. stockholders’ equity	463,603	452,340
Noncontrolling interests	1,427	1,893

Total equity	465,030	454,233

Total liabilities and equity	$700,253	$730,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2013	2012	2013	2012
Net service revenue	$313,148	$363,068	$639,201	$719,056
Cost of service, excluding depreciation and amortization	176,077	202,586	360,233	401,637
General and administrative expenses:
Salaries and benefits	74,601	82,983	154,043	166,270
Non-cash compensation	1,224	2,298	3,280	4,780
Other	41,121	45,632	82,739	88,240
Provision for doubtful accounts	4,658	4,534	8,502	10,217
Depreciation and amortization	11,674	9,678	21,621	19,515

Operating expenses	309,355	347,711	630,418	690,659

Operating income	3,793	15,357	8,783	28,397
Other (expense) income:
Interest income	11	28	22	42
Interest expense	(730)	(2,002)	(1,836)	(4,076)
Equity in earnings from equity investments	337	396	700	701
Gain on sale of care centers	357	—	357	—
Miscellaneous, net	136	(126)	196	309

Total other expense, net	111	(1,704)	(561)	(3,024)

Income before income taxes	3,904	13,653	8,222	25,373
Income tax expense	(1,566)	(5,666)	(3,260)	(10,530)

Income from continuing operations	2,338	7,987	4,962	14,843
Discontinued operations, net of tax	(490)	(21)	(982)	(1,414)

Net income	1,848	7,966	3,980	13,429
Net (income) loss attributable to noncontrolling interests	(7)	(84)	539	(127)

Net income attributable to Amedisys, Inc.	$1,841	$7,882	$4,519	$13,302

Basic earnings per common share:
Income from continuing operations attributable to Amedisys, Inc. common stockholders	$0.07	$0.26	$0.18	$0.50
Discontinued operations, net of tax	(0.01)	—	(0.03)	(0.05)

Net income attributable to Amedisys, Inc. common stockholders	$0.06	$0.26	$0.15	$0.45

Weighted average shares outstanding	31,160	29,780	30,900	29,584

Diluted earnings per common share:
Income from continuing operations attributable to Amedisys, Inc. common stockholders	$0.07	$0.26	$0.17	$0.49
Discontinued operations, net of tax	(0.01)	—	(0.03)	(0.05)

Net income attributable to Amedisys, Inc. common stockholders	$0.06	$0.26	$0.14	$0.44

Weighted average shares outstanding	31,489	30,026	31,298	29,903

Amounts attributable to Amedisys, Inc. common stockholders:
Income from continuing operations	$2,331	$7,903	$5,501	$14,716
Discontinued operations, net of tax	(490)	(21)	(982)	(1,414)

Net income	$1,841	$7,882	$4,519	$13,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2013	2012	2013	2012
Net income	$1,848	$7,966	$3,980	$13,429
Other comprehensive income
Unrealized gain on deferred compensation plan assets	—	—	—	2

Comprehensive income	1,848	7,966	3,980	13,431
Comprehensive (income) loss attributable to non-controlling interests	(7)	(84)	539	(127)

Comprehensive income attributable to Amedisys, Inc.	$1,841	$7,882	$4,519	$13,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Six-Month Periods Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$3,980	$13,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,679	20,071
Provision for doubtful accounts	8,722	10,621
Non-cash compensation	3,280	4,780
401(k) employer match	4,363	5,040
Loss on disposal of property and equipment	708	848
Gain on sale of care centers	(357)	—
Deferred income taxes	2,959	5,557
Write off of intangible assets	2,286	—
Equity in earnings of equity investments	(700)	(701)
Amortization of deferred debt issuance costs	370	788
Return on equity investment	400	625
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	35,684	(25,722)
Other current assets	(2,878)	411
Other assets	(800)	(545)
Accounts payable	(7,963)	1,457
Accrued expenses	(4,293)	(3,976)
Other long-term obligations	537	(578)

Net cash provided by operating activities	65,977	32,105

Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	100	239
Proceeds from the sale of property and equipment	126	590
Purchases of deferred compensation plan assets	(74)	(127)
Purchases of property and equipment	(19,595)	(20,241)
Purchase of investment	(6,227)	—
Acquisitions of businesses, net of cash acquired	(627)	(8,392)
Proceeds from dispositions of care centers	2,082	—

Net cash used in investing activities	(24,215)	(27,931)

Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options and warrants	113	145
Proceeds from issuance of stock to employee stock purchase plan	1,695	1,978
Non-controlling interest distribution	(93)	(105)
Proceeds from revolving line of credit	25,500	—
Repayments of revolving line of credit	(25,500)	—
Principal payments of long-term obligations	(27,904)	(17,038)

Net cash used in financing activities	(26,189)	(15,020)

Net increase (decrease) in cash and cash equivalents	15,573	(10,846)
Cash and cash equivalents at beginning of period	14,545	48,004

Cash and cash equivalents at end of period	$30,118	$37,158

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,006	$3,494

Cash paid for income taxes, net of refunds received	$3,135	$1,470

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
Acquired non-controlling interests	$167	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Amedisys, Inc., a Delaware corporation, and its consolidated subsidiaries (“Amedisys,” “we,” “us,” or “our”) are a multi-state provider of home health and hospice services with approximately 84% and 82% of our revenue derived from Medicare for the three-month periods ended June 30, 2013 and 2012, respectively, and approximately 84% and 83% of our revenue derived from Medicare for the six-month periods ended June 30, 2013 and 2012, respectively. As of June 30, 2013, we owned and operated 409 Medicare-certified home health care centers, including 33 care centers held for sale, 94 Medicare-certified hospice care centers, including one care center held for sale, and one hospice inpatient unit in 37 states within the United States, the District of Columbia and Puerto Rico.

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

Reclassifications and Comparability

Certain reclassifications have been made to prior period’s financial statements in order to conform to the current period’s presentation. We exited three home health care centers during 2012, and have committed to a plan to divest approximately 34 care centers. In accordance with applicable accounting guidance, the results of operations for these care centers are presented in discontinued operations in our condensed consolidated financial statements. See Note 3 for additional information regarding our discontinued operations. In addition during 2013, we have consolidated 28 care centers with care centers servicing the same markets which may affect the comparability of our operating results.

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

We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a variable interest entity in which we are the primary beneficiary. The book value of investments that we accounted for under the equity method of accounting was $5.7 million as of June 30, 2013 and $4.8 million as of December 31, 2012. We account for investments in entities in which we have less than a 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee. The aggregate carrying amount of our cost method investment, which was acquired during the three-month period ended March 31, 2013, was $5.0 million as of June 30, 2013.

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

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of June 30, 2013 and 2012, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and, therefore, the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our condensed consolidated balance sheets for such periods.

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

Hospice Revenue Recognition

Hospice Medicare Revenue

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounts for 99% of our total net Medicare hospice service revenue for the three and six-month periods ended June 30, 2013, as compared to 97% and 98% for the three and six-month periods ended June 30, 2012, respectively. We make adjustments to Medicare revenue for an inability to obtain appropriate billing documentation, acceptable authorizations or face to face documentation and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes our historical collection rate on Medicare claims, and record it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable.

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap for each provider number, we monitor these caps and estimate amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in other accrued liabilities. We have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2011. For the Federal cap years ended October 31, 2012 and October 31, 2013, we have $4.0 million and $4.8 million recorded for estimated amounts due back to Medicare in other accrued liabilities as of June 30, 2013 and December 31, 2012, respectively. As a result of our adjustments, we believe our revenue and patients accounts receivable are recorded at amounts that will be ultimately realized.

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

We believe the credit risk associated with our Medicare accounts, which represent 71% and 68% of our net patient accounts receivable at June 30, 2013 and December 31, 2012, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable, which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. During the three and six-month periods ended June 30, 2013, we recorded $2.8 million and $6.6 million, respectively, in estimated revenue adjustments to Medicare as compared to $2.1 million and $4.7 million during the three and six-month periods ended June 30, 2012, respectively.

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

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

	Fair Value at Reporting Date Using
Financial Instrument	As of June 30, 2013	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$74.8	$—	$75.1	$—

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2013	2012	2013	2012
Weighted average number of shares outstanding—basic	31,160	29,780	30,900	29,584
Effect of dilutive securities:
Stock options	12	23	17	16
Non-vested stock and stock units	317	223	381	303

Weighted average number of shares outstanding—diluted	31,489	30,026	31,298	29,903

Anti-dilutive securities	217	531	217	595

3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

As part of our management of our portfolio of care centers, we review each care center’s current financial performance, market penetration, forecasted market growth and the impact of proposed CMS payment revisions. As a result of our review, during the three-month period ended June 30, 2013, we committed to a plan to divest approximately 50 care centers; therefore, as of June 30, 2013, we classified 34 care centers as held for sale (33 home health care centers and one hospice care center) and consolidated 19 care centers (17 home health care centers and two hospice care centers) with care centers servicing the same markets. In addition, we sold assets associated with two home health care centers and one hospice care center.

As we are exiting certain selected geographical areas and in accordance with applicable accounting guidance, the 34 care centers which are held for sale and the three care centers sold are presented as discontinued operations in our condensed consolidated financial statements. The 19 care centers consolidated with care centers servicing the same markets are presented in continuing operations as we expect continuing cash flows from these markets. For additional information on the care centers consolidated with care centers servicing the same markets and the care centers sold see Note 4 – Exit Activities.

As of June 30, 2013, assets held for sale included $0.5 million in fixed assets, net, $0.3 million in intangible assets and $0.7 million in goodwill.

Net revenues and operating results for the periods presented for the care centers classified as discontinued operations are as follows (dollars in millions):

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2013	2012	2013	2012
Net revenues	$11.7	$15.3	$24.8	$30.4
(Loss) before income taxes	(0.8)	—	(1.6)	(2.4)
Income tax benefit	0.3	—	0.6	1.0

Discontinued operations, net of tax	$(0.5)	$—	$(1.0)	$(1.4)

4. EXIT ACTIVITIES

Effective April 1, 2013, the Company sold assets associated with certain home health care centers in Alaska and Washington, as well as a hospice care center in Washington for cash consideration of approximately $1.6 million and recognized a gain of approximately $1.0 million.

Effective June 7, 2013, the Company sold its membership interest in one of our unconsolidated joint ventures for cash consideration of approximately $0.5 million and recognized a loss of approximately $0.7 million.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In connection with the 19 care centers we consolidated, we recorded charges of $2.3 million in depreciation and amortization expense related to the write-off of intangible assets, $0.8 million in other general and administrative expenses related to lease termination costs and $0.7 million in salaries and benefits related to severance costs during the three-month period ended June 30, 2013.

5. LONG-TERM OBLIGATIONS

Long-term debt consisted of the following for the periods indicated (amounts in millions):

	June 30, 2013	December 31, 2012
Senior Notes:
$35.0 million Series A Notes: semi-annual interest only payments; interest rate at 6.07% per annum; due March 25, 2013	$—	$20.0
$30.0 million Series B Notes: semi-annual interest only payments; interest rate at 6.28% per annum; due March 25, 2014	20.0	20.0
$60.0 million Term Loan; $3.0 million principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (2.45% at June 30, 2013); due October 26, 2017	51.0	57.0

Promissory notes	3.8	5.7

	74.8	102.7
Current portion of long-term obligations	(35.8)	(35.8)

Total	$39.0	$66.9

Our weighted average interest rate for our five year $60.0 million Term Loan was 2.6% and 2.7% for the three and six-month periods ended June 30, 2013, respectively.

Our Credit Agreement requires that our total leverage ratio cannot exceed 2.0 and our fixed charge coverage ratio to be greater than 1.25. As of June 30, 2013, our total leverage ratio was 1.01 and our fixed charge coverage ratio was 1.27. We currently anticipate we will be in compliance with the covenants associated with our long-term obligations over the next 12 months. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.

As of June 30, 2013, our availability under our $165.0 million Revolving Credit Facility is limited due to outstanding letters of credit of $21.7 million. The availability of the remaining $143.3 million undrawn portion of our Revolving Credit Facility is limited to $94.4 million due to the debt limitation associated with the leverage covenant which restricts overall debt to less than 2.0 times earnings before interest, taxes, depreciation and amortization as defined in our Credit Agreement.

6. COMMITMENTS AND CONTINGENCIES

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

Securities Class Action Lawsuits

On June 10, 2010, a putative securities class action complaint was filed in the United States District Court for the Middle District of Louisiana against the Company and certain of our current and former senior executives. Additional putative securities class actions were filed in the United States District Court for the Middle District of Louisiana on July 14, July 16, and July 28, 2010.

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

All defendants moved to dismiss the Securities Complaint. On June 28, 2012, the United States District Court for the Middle District of Louisiana granted the defendants’ motion to dismiss the Securities Complaint. On July 26, 2012, the Co-Lead Plaintiffs filed a motion for reconsideration, which the Court denied on April 9, 2013.

On May 3, 2013, the Co-Lead Plaintiffs appealed the dismissal of their Securities Class Action Complaint to the United States Court of Appeals for the Fifth Circuit. The United States Court of Appeals for the Fifth Circuit docketed the Co-Lead Plaintiffs’ appeal on July 16, 2013, and the Co-Lead Plaintiffs must file their opening brief on or before August 26, 2013. The appeal remains pending. While the Company will seek to have the District Court order granting the defendants’ motion to dismiss affirmed on appeal, no assurances can be given as to the timing or outcome of the appeals process.

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

On January 18, 2011, the plaintiffs in the Federal Derivative Actions filed a consolidated, amended complaint (the “Derivative Complaint”) which supersedes the earlier-filed derivative complaints. The Derivative Complaint alleges that certain of our current and former officers and directors breached their fiduciary duties to the Company by making allegedly false statements, by allegedly failing to establish sufficient internal controls over certain of our home health and Medicare billing practices, by engaging in alleged insider trading, and by committing unspecified acts of waste of corporate assets and unjust enrichment. All defendants in the Federal Derivative Actions, including the Company as a nominal defendant, moved to dismiss the Derivative Complaint. That motion is fully briefed and remains pending before the court.

On June 24, 2013, all parties to the Federal Derivative Actions entered into a Stipulation of Settlement (the “Stipulation”) with respect to the Federal Derivative Actions. On June 27, 2013, the United States District Court for the Middle District of Louisiana issued an order preliminarily approving the proposed settlement in accordance with the Stipulation. Pursuant to the Court’s June 27, 2013 Order, a copy of the Court-approved “Notice of Settlement of Amedisys, Inc. Derivative Action,” (the “Notice of Settlement”) was attached as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission on July 2, 2013. As described in the Notice of Settlement, the Court has scheduled a hearing on September 4, 2013, to determine whether the Court should issue an order of final approval of the proposed settlement. As further described in the Notice of Settlement, as part of the proposed settlement, the Company has agreed to adopt and/or maintain certain corporate governance reforms as set forth in the Stipulation. The Stipulation also provides that plaintiffs’ co-lead counsel will seek an award of attorneys’ fees and expenses in an amount not to exceed $445,000, which shall include all attorneys’ fees and costs that may be due any counsel (or anyone else) who has asserted, or participated in the assertion of, derivative claims on behalf of the Company in any court. Any award of fees and expenses will be paid by the Company (or its insurer on its behalf). If the proposed settlement is approved, the Federal Derivative Actions will be dismissed with prejudice, and all named defendants will be released by all plaintiffs, the Company, and its shareholders from all claims that were or could have been alleged in the Federal Derivative Actions. As of June 30, 2013, we have accrued $0.4 million related to the proposed settlement and a corresponding receivable for insurance proceeds related to the proposed settlement.

On July 23, 2010, a derivative suit was filed in the Nineteenth Judicial District Court, Parish of East Baton Rouge, State of Louisiana. That action also purports to assert claims on behalf of the Company against certain of our current and former officers and directors. On December 8, 2010, the Court entered an order staying the action in deference to the earlier-filed derivative actions pending in Federal court. If the United States District Court for the Middle District of Louisiana issues an order of final approval of the settlement of the Federal Derivative Actions, the named defendants in the state court derivative suit and the Company, as a nominal defendant, will move for dismissal of the state court derivative suit.

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

Stark Law

In May 2012, we made a disclosure to CMS under the agency’s Stark Law Self-Referral Disclosure Protocol relating to certain services agreements between a subsidiary of ours and a large physician group. During some period of time since December 2007, the arrangements appear not to have complied in certain respects with an applicable exemption to the Stark Law referral prohibition. Medicare revenue earned as a result of referrals from the physician group from May 2008 to May 2012, the relevant four year “lookback” period under the Stark Law Self-Referral Disclosure Protocol, was approximately $4 million. On January 11, 2013, one of our subsidiaries received a CID from the United States Attorney’s Office for the Northern District of Georgia seeking certain information relating to that subsidiary’s relationship with this physician group. We are cooperating with the government in its review of this matter.

OIG Self-Disclosure

In October 2012, we made a disclosure to the Office of Counsel to the Inspector General of the United States Department of Health and Human Services (the “OIG”) pursuant to the OIG Provider Self-Disclosure Protocol regarding certain clinical documentation issues and eligibility regulatory requirements at two of our hospice care centers. These hospice care centers did not comply in some respects with certain state and Medicare hospice regulations, including those requiring physicians to certify patient eligibility and requiring patient face-to-face encounters. We are also in discussions with state healthcare authorities regarding this matter. Our review of this matter is ongoing, and we are cooperating with the OIG and the state regulatory authorities in their review of this matter.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Wage and Hour Litigation

On July 25, 2012, a putative collective and class action complaint was filed in the United States District Court for the District of Connecticut against us in which three former employees allege wage and hour law violations. The former employees claim that they were not paid overtime for all hours worked over forty hours in violation of the Federal Fair Labor Standards Act (“FLSA”), as well as the Pennsylvania Minimum Wage Act. More specifically, they allege they were paid on both a per-visit and an hourly basis, and that such a pay scheme resulted in their misclassification as exempt employees, thereby denying them overtime pay. Moreover, in response to a Company motion arguing that plaintiffs’ complaint was deficient in that it was ambiguous and failed to provide fair notice of the claims asserted and plaintiffs’ opposition thereto, the court, on April 8, 2013, held that the complaint adequately raises general allegations that the plaintiffs were not paid overtime for all hours worked in a week over forty, which may include claims for unpaid overtime under other theories of liability, such as alleged off-the-clock work, in addition to plaintiffs’ more clearly stated allegations based on misclassification. Plaintiffs seek class certification of similar employees and seek attorneys’ fees, back wages and liquidated damages going back three years under the FLSA and three years under the Pennsylvania statute.

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

In January 2010, our subsidiary that provides home health services in Dayton, Ohio received from a Medicare Program Safeguard Contractor (“PSC”) a request for records regarding 137 claims submitted by the subsidiary paid from January 2, 2008 through November 10, 2009 (the “Claim Period”) to determine whether the underlying services met pertinent Medicare payment requirements. Based on the PSC’s findings for 114 of the claims, which were extrapolated to all claims for home health services provided by the Dayton subsidiary paid during the Claim Period, on March 9, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment of approximately $5.6 million. We dispute these findings, and our Dayton subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. Most recently, a consolidated administrative law judge (“ALJ”) hearing was held in late March 2013. As of the date of this filing, the ALJ has not released a ruling. No assurances can be given as to the outcome of the ALJ appeal. As of June 30, 2013, we have recorded no liability with respect to the pending appeals as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a Zone Program Integrity Contractor (“ZPIC”) a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Period, on June 6, 2011, the MAC for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. Most recently, we have requested appeal hearings before an ALJ, but the ALJ hearings have not been scheduled, and no assurances can be given as to the timing or outcome of the ALJ appeal. The current alleged extrapolated overpayment is $6.1 million. In the event we pay any amount of this alleged overpayment, we are indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. As of June 30, 2013, we have recorded no liability for this claim as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

In July 2009, Beacon Hospice, Inc., a subsidiary we acquired on June 7, 2011 (“Beacon”), received from Massachusetts Peer Review Organization, Inc. (“MassPro”), an entity contracted with the Massachusetts Office of Medicaid, a request for records regarding 25 beneficiaries in Boston, Framingham and Plymouth, Massachusetts, who received hospice services from Beacon during the period of August 1, 2007 through July 31, 2008 (the “Review Period”) to determine whether the underlying services met pertinent MassHealth Program regulations. Based on MassPro’s findings for 89 of the 112 claims submitted in connection with these beneficiaries, which were extrapolated to all MassHealth claims for hospice services provided by Beacon billed during the Review Period, on February 15, 2012, MassPro issued a notice of overpayment seeking recovery from Beacon of an alleged overpayment of approximately $6.6 million. The Review Period covers a time before our ownership of Beacon. On December 17, 2012, as a result of an appeal by Beacon, MassPro issued a final notice of determination of overpayment and fines (the “Final Notice”), determining an overpayment in only 35 of the original 112 claims and seeking recovery from Beacon in the amount of $0.1 million (the “Final Amount”). In the Final Notice, MassPro did not extrapolate the findings, and Beacon determined not to contest the Final Notice. In January 2013, Amedisys paid the Final Amount to MassPro, and the prior owners of Beacon paid the Final Amount to Amedisys, in accordance with their indemnification obligations set forth in the acquisition document.

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

As of June 30, 2013, we classified 34 care centers as held for sale and sold three care centers which are reflected as discontinued operations in accordance with applicable accounting guidance. See Note 3 – Discontinued Operations and Assets Held for Sale for additional information. Prior periods have been reclassified to conform to the current presentation.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Three-Month Periods Ended June 30, 2013
	Home Health	Hospice	Other	Total
Net service revenue	$248.6	$64.5	$—	$313.1
Cost of service, excluding depreciation and amortization	142.0	34.1	—	176.1
General and administrative expenses	75.6	15.6	25.7	116.9
Provision for doubtful accounts	3.0	1.6	—	4.6
Depreciation and amortization	2.6	0.5	8.6	11.7

Operating expenses	223.2	51.8	34.3	309.3

Operating income (loss)	$25.4	$12.7	$(34.3)	$3.8

	For the Three-Month Periods Ended June 30, 2012
	Home Health	Hospice	Other	Total
Net service revenue	$290.6	$72.5	$—	$363.1
Cost of service, excluding depreciation and amortization	165.3	37.3	—	202.6
General and administrative expenses	81.5	17.8	31.6	130.9
Provision for doubtful accounts	3.9	0.6	—	4.5
Depreciation and amortization	3.4	0.3	6.0	9.7

Operating expenses	254.1	56.0	37.6	347.7

Operating income (loss)	$36.5	$16.5	$(37.6)	$15.4

	For the Six-Month Periods Ended June 30, 2013
	Home Health	Hospice	Other	Total
Net service revenue	$508.8	$130.4	$—	$639.2
Cost of service, excluding depreciation and amortization	291.3	68.9	—	360.2
General and administrative expenses	155.1	32.8	52.2	240.1
Provision for doubtful accounts	5.0	3.5	—	8.5
Depreciation and amortization	5.3	1.1	15.2	21.6

Operating expenses	456.7	106.3	67.4	630.4

Operating income (loss)	$52.1	$24.1	$(67.4)	$8.8

	For the Six-Month Periods Ended June 30, 2012
	Home Health	Hospice	Other	Total
Net service revenue	$578.4	$140.6	$—	$719.0
Cost of service, excluding depreciation and amortization	328.5	73.1	—	401.6
General and administrative expenses	165.6	34.0	59.7	259.3
Provision for doubtful accounts	8.8	1.4	—	10.2
Depreciation and amortization	6.6	0.6	12.3	19.5

Operating expenses	509.5	109.1	72.0	690.6

Operating income (loss)	$68.9	$31.5	$(72.0)	$28.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and six-month periods ended June 30, 2013. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on March 12, 2013 (the “Form 10-K”), which are incorporated herein by this reference.

Unless otherwise provided, “Amedisys,” “we,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.

Overview

We are a leading provider of high-quality, low-cost home health services to the chronic, co-morbid, aging American population with approximately 84% and 82% of our revenue derived from Medicare for the three-month periods ended June 30, 2013 and 2012, respectively and approximately 84% and 83% of our revenue derived from Medicare for the six-month periods ended June 30, 2013 and 2012, respectively. During the three-month period ended June 30, 2013, we had $313.1 million in net service revenue, earnings per diluted share of $0.06 and cash flow from operating activities of $33.6 million. For the six-month period ended June 30, 2013, we had $639.2 million in net service revenue, earnings per diluted share of $0.14 and cash flow from operating activities of $66.0 million.

Our operations involve servicing patients through our two reportable business segments: home health and hospice. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgical procedure. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. As of June 30, 2013, we owned and operated 409 Medicare-certified home health care centers, including 33 care centers held for sale, 94 Medicare-certified hospice care centers, including one care center held for sale, and one hospice inpatient unit in 37 states within the United States, the District of Columbia and Puerto Rico as detailed below:

	Owned and Operated Care Centers
	Home Health	Hospice	Held for Sale Care Centers
At December 31, 2012	435	97	—
Acquisitions	2	—	—
Held for Sale	(33)	(1)	34
Sold	(2)	(1)	—
Consolidated	(26)	(2)	—

At June 30, 2013	376	93	34

As part of our management of our portfolio of care centers, we review each care center’s current financial performance, market penetration, forecasted market growth and the impact of proposed CMS payment revisions. As a result of our review, during the three-month period ended June 30, 2013, we committed to a plan to divest approximately 50 care centers; therefore, as of June 30, 2013, we classified 34 care centers as held for sale (33 home health care centers and one hospice care center) and consolidated 19 care centers (17 home health care centers and two hospice care centers) with care centers servicing the same markets. In addition, we sold assets associated with two home health care centers and one hospice care center. In connection with the care centers we consolidated, we recorded charges of $2.3 million in depreciation and amortization expense related to the write-off of intangible assets, $0.8 million in other general and administrative expenses related to lease termination costs and $0.7 million in salaries and benefits related to severance costs during the three-month period ended June 30, 2013.

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

Recent Developments

Governmental Inquiries and Investigations and Stockholder Litigation

See Note 6 to our condensed consolidated financial statements for a discussion of and updates regarding the governmental inquiries and investigations, self-disclosure matters and class action litigation we are involved in. No assurances can be given as to the timing or outcome of these items.

Payment

The failure of the 2011 Joint Select Committee to meet its Deficit Reduction goal has resulted in sequestration, an automatic reduction in Medicare home health and hospice payments of 2% in 2013. The 2% reduction was effective April 1, 2013 on home health episodes ending after March 31, 2013 and hospice days beginning on April 1, 2013. The 2% reduction resulted in approximately a $6 million and $7 million decrease in net service revenue during the three and six-month periods ended June 30, 2013, respectively.

In April 2013, the Centers for Medicare and Medicaid Services (“CMS”) issued a proposed rule to update and revise the Medicare hospice wage index for fiscal year 2014. The proposed rule includes a 2.5% market basket update which is reduced by the following: a 0.3% adjustment from the Patient Protection and Affordable Care Act (“PPACA”) and a 0.4% productivity adjustment. The net effect of the proposed rule increases the base rate for 2014 by 1.8%. We expect CMS to issue a final rule in the third quarter of 2013.

In June 2013, CMS issued a proposed rule to update and revise Medicare home health reimbursement rates for the calendar year 2014. The proposed rule includes the maximum rebasing cut of 3.5% as allowed by the PPACA and the Health Care and Education Reconciliation Act of 2010, a negative ICD-9 coding change impact of 0.5% offset by a 2.4% market-basket increase. The net effect of these changes is approximately a 1.5% decrease in reimbursement to home health providers. Our impact could differ depending on differences in the wage index and the impact of coding changes. In addition to the calendar year 2014 rebasing cut of 3.5%, CMS proposed to reduce reimbursement rates by 3.5% for rebasing in each year from calendar year 2015 to calendar year 2017. We expect CMS to issue a final rule in the fourth quarter of 2013.

Results of Operations

Three-Month Period Ended June 30, 2013 Compared to the Three-Month Period Ended June 30, 2012

Consolidated

The following table summarizes our consolidated results from continuing operations (amounts in millions):

	For the Three-Month Periods Ended June 30,
	2013	2012
Net service revenue	$313.1	$363.1
Gross margin, excluding depreciation and amortization	137.0	160.5
% of revenue	43.8%	44.2%
Other operating expenses	133.2	145.1
% of revenue	42.5%	40.0%

Operating income	3.8	15.4

Income tax expense	(1.6)	(5.7)
Effective income tax rate	40.1%	41.5%

Income from continuing operations	2.3	8.0

Net loss from discontinued operations	(0.5)	—
Net (income) attributable to noncontrolling interests	—	(0.1)

Net income attributable to Amedisys, Inc.	$1.8	$7.9

Our operating income from continuing operations declined $12 million which is inclusive of a $6 million impact due to sequestration. Excluding the impact of sequestration, our home health operating income decreased $6 million, hospice operating income decreased $3 million and corporate expenses decreased $3 million. Our home health operating income declined primarily as a result of lower volumes. Our hospice operations experienced a decrease in average daily census and a decrease in other operating expenses. The decrease in corporate expense resulted from decreases in professional and legal fees, travel and training expenses and salary expense.

Home Health Division

The following table summarizes our home health segment results from continuing operations:

	For the Three-Month Periods Ended June 30,
	2013	2012
Financial Information (in millions):
Medicare	$202.9	$229.4
Non-Medicare	45.7	61.2

Net service revenue	248.6	290.6
Cost of service	142.0	165.3

Gross margin	106.6	125.3
Other operating expenses	81.2	88.8

Operating income	$25.4	$36.5

Key Statistical Data:
Medicare:
Same Store Volume(1):
Revenue	(10%)	(8%)
Admissions	0%	2%
Recertifications	(18%)	(7%)
Total:
Admissions	47,381	48,023
Recertifications	27,331	33,965
Completed episodes	74,963	79,781
Visits	1,312,222	1,546,329
Average revenue per completed episode(2)	$2,828	$2,879
Visits per completed episode(3)	17.6	19.1
Non-Medicare:
Admissions	18,161	23,047
Recertifications	7,516	10,465
Visits	378,928	523,111
Total:
Cost per Visit	$83.98	$79.86
Visits	1,691,150	2,069,440

(1)

Medicare revenue, admissions or recertifications same store volume is the percent increase (decrease) in our Medicare revenue, admissions or recertifications for the period as a percent of the Medicare revenue, admissions or recertifications of the prior period.

(2)	Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care which excludes the impact of sequestration.
(3)	Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.

Our operating income declined $11 million on a $42 million decrease in net service revenue. Sequestration only accounted for $5 million of our revenue decline; however, it accounted for 45% of the decline in our operating income. Both Medicare and non-Medicare revenues declined on lower volumes and a 1.8% decrease in revenue per episode which was offset by a decline in visits per episode and an $8 million decrease in other operating expenses.

Net Service Revenue

Our Medicare revenue decline of approximately $26 million consisted of $17 million due to lower volumes, $4 million due to a decline in revenue per episode and $5 million as a result of sequestration. The volume decline can be attributed to lower recertifications. The 1.8% decline in revenue per episode was offset by a 7.8% decline in our visits per episode.

Our non-Medicare revenue decrease of $16 million consisted of an $11 million decrease as the result of changes to the reimbursement terms under our Humana contract (episodic to per-visit reimbursement) which became effective October 2012. In addition, we have experienced a decline in both the number of non-Medicare admissions and visits performed.

Cost of Service, Excluding Depreciation and Amortization

Our cost of service decreased $23 million primarily as a result of our decrease in visits offset by an increase in cost per visit. The increase in cost per visit is the result of pay raises that became effective in April 2012. Additionally, our cost per visit metric is impacted by lower visits due to the fixed nature of some of our care delivery costs.

Other Operating Expenses

Other operating expenses decreased approximately $8 million resulting from decreases in salaries and wages and in our provision for doubtful accounts, which is reflective of our decrease in non-Medicare revenue.

Hospice Division

The following table summarizes our hospice segment results from continuing operations:

	For the Three-Month Periods Ended June 30,
	2013	2012
Financial Information (in millions):
Medicare revenue	$60.8	$68.7
Non-Medicare revenue	3.7	3.8

Net service revenue	64.5	72.5
Cost of service	34.1	37.3

Gross margin	30.4	35.2
Other operating expenses	17.7	18.7

Operating income	$12.7	$16.5

Key Statistical Data:
Same store Medicare revenue growth (1)	(12%)	22%
Hospice admits	4,600	4,797
Average daily census	4,939	5,402
Revenue per day	$143.63	$147.39
Cost of service per day	$75.40	$75.79
Average length of stay	99	95

(1)	Same store Medicare revenue growth is the percent increase in our Medicare revenue for the period as a percent of the Medicare revenue of the prior period.

Our operating income decreased $4 million on an $8 million decline in net service revenue. Sequestration accounted for $1 million of the decline in both revenue and operating income.

Net Service Revenue

Our hospice revenue decreased $8 million, related to the decrease in our average daily census and $1 million due to sequestration. We benefitted from a 0.9% hospice rate increase effective October 1, 2012.

Cost of Service, Excluding Depreciation and Amortization

Our hospice cost of service decreased $3 million, or 9%, which corresponds to our 9% decrease in average daily census as our cost per day remained flat. Our hospice clinicians are generally paid on a salaried basis, and our care centers are staffed based on their average census.

Six-Month Period Ended June 30, 2013 Compared to the Six-Month Period Ended June 30, 2012

Consolidated

The following table summarizes our consolidated results from continuing operations (amounts in millions):

	For the Six-Month Periods Ended June 30,
	2013	2012
Net service revenue	$639.2	$719.0
Gross margin, excluding depreciation and amortization	279.0	317.4
% of revenue	43.6%	44.1%
Other operating expenses	270.2	289.0
% of revenue	42.3%	40.2%

Operating income	8.8	28.4

Income tax expense	(3.3)	(10.5)
Effective income tax rate	39.5%	41.5%

Income from continuing operations	5.0	14.8

Net loss from discontinued operations	(1.0)	(1.4)
Net loss (income) attributable to noncontrolling interests	0.5	(0.1)

Net income attributable to Amedisys, Inc.	$4.5	$13.3

Our operating income from continuing operations declined $20 million as our home health and hospice operating income decreased $24 million and corporate operating expenses decreased $4 million. Our 2013 results were impacted by a $7 million decline in both revenue and operating income as a result of sequestration. Our home health operating income declined primarily as a result of lower volumes and lower revenue per episode. Our hospice operations experienced a decrease in average daily census which was partially offset by a decrease in cost of service. The decrease in corporate expense resulted from decreases in professional and legal fees and travel and training expenses.

Home Health Division

The following table summarizes our home health segment results from continuing operations:

	For the Six-Month Periods Ended June 30,
	2013	2012
Financial Information (in millions):
Medicare	$413.9	$460.7
Non-Medicare	94.9	117.7

Net service revenue	508.8	578.4
Cost of service	291.3	328.5

Gross margin	217.5	249.9
Other operating expenses	165.4	181.0

Operating income	$52.1	$68.9

Key Statistical Data:
Medicare:
Same Store Volume(1):
Revenue	(9%)	(8%)
Admissions	1%	0%
Recertifications	(17%)	(6%)
Total:
Admissions	97,047	96,767
Recertifications	55,836	68,328
Completed episodes	150,362	158,352
Visits	2,671,801	3,099,753
Average revenue per completed episode(2)	$2,801	$2,876
Visits per completed episode(3)	17.5	18.9
Non-Medicare:
Admissions	39,699	45,333
Recertifications	15,707	19,942
Visits	800,086	1,008,690
Total:
Cost per Visit	$83.90	$79.95
Visits	3,471,887	4,108,443

(1)

Medicare revenue, admissions or recertifications volume is the percent increase (decrease) in our Medicare revenue, admissions or recertifications for the period as a percent of the Medicare revenue, admissions or recertifications of the prior period.

(2)	Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care which excludes the impact of sequestration.
(3)	Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.

Overall, our operating income declined $17 million on a $70 million decline in revenue from 2012. Sequestration impacted revenue and operating income by $6 million. Both Medicare and non-Medicare revenue were impacted by lower utilization offset by a $16 million decrease in other operating expenses.

Net Service Revenue

Our Medicare revenue decline of approximately $47 million consisted of $30 million due to lower volumes, $11 million due to lower revenue per episode and $6 million due to sequestration. The volume decline is primarily due to lower recertifications, as same store admissions were up slightly at 1%. Our revenue per episode declined 2.6%; however, this was offset by a 7.4% decrease in our visits per episode.

Our non-Medicare revenue decrease of $23 million consisted of a $20 million decrease as the result of changes to the reimbursement terms under our Humana contract (episodic to per-visit reimbursement) which became effective October 2012. In addition, we have experienced a decline in both the number of non-Medicare admissions, recertifications and visits performed.

Cost of Service, Excluding Depreciation and Amortization

Our cost of service decreased $37 million primarily as a result of our decrease in visits offset by an increase in cost per visit. The increase in cost per visit is the result of pay raises that became effective in April 2012. Additionally, our cost per visit metric is impacted by lower visits due to the fixed nature of some of our care delivery costs.

Other Operating Expenses

Other operating expenses decreased approximately $16 million resulting from decreases in salaries and wages and in our provision for doubtful accounts, which is reflective of our decrease in non-Medicare revenue and an increase in the number of contracted versus non-contracted payors.

Hospice Division

The following table summarizes our hospice segment results from continuing operations:

	For the Six-Month Periods Ended June 30,
	2013	2012
Financial Information (in millions):
Medicare revenue	$122.9	$132.9
Non-Medicare revenue	7.5	7.7

Net service revenue	130.4	140.6
Cost of service	68.9	73.1

Gross margin	61.5	67.5
Other operating expenses	37.4	36.0

Operating income	$24.1	$31.5

Key Statistical Data:
Same store Medicare revenue growth (1)	(8%)	20%
Hospice admits	9,528	9,589
Average daily census	4,973	5,248
Revenue per day	$144.84	$147.29
Cost of service per day	$76.30	$76.45
Average length of stay	101	93

(1)	Same store Medicare revenue growth is the percent increase in our Medicare revenue for the period as a percent of the Medicare revenue of the prior period.

Our operating income decreased $7 million primarily as the result of a decrease in our average daily census and an increase in other operating expenses.

Net Service Revenue

Our hospice revenue decreased $10 million, primarily as the result of a decrease in our average daily census and $1 million due to sequestration. We benefitted from a 0.9% hospice rate increase effective October 1, 2012.

Cost of Service, Excluding Depreciation and Amortization

Our hospice cost of service decreased $4 million, or 6%, which corresponds to our 5% decrease in average daily census. Our hospice clinicians are generally paid on a salaried basis, and our care centers are staffed based on their average census.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Six-Month Periods Ended June 30,
	2013	2012
Cash provided by operating activities	$66.0	$32.1
Cash used in investing activities	(24.2)	(27.9)
Cash used in financing activities	(26.2)	(15.0)

Net decrease in cash and cash equivalents	15.6	(10.8)
Cash and cash equivalents at beginning of period	14.5	48.0

Cash and cash equivalents at end of period	$30.1	$37.2

Cash provided by operating activities increased $33.9 million primarily due to a 7.6 day decrease in our days revenue outstanding from December 31, 2012.

Cash used in investing activities decreased $3.7 million due to a decrease in acquisition activities, which was offset by the purchase of investments.

Cash used in financing activities increased $11.2 million. We decreased our outstanding long-term obligations net of borrowings by $27.9 million from December 31, 2012, primarily due to the maturity of $20 million in senior notes.

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program; however, from time to time, we can and do obtain additional sources of liquidity through sales of our equity or by the incurrence of additional indebtedness. As of June 30, 2013, our availability under our $165.0 million Revolving Credit Facility is limited due to outstanding letters of credit of $21.7 million. Effective availability of the remaining $143.3 million undrawn portion of our Revolving Credit Facility is limited to $94.4 million due to the overall debt limitation associated with the leverage covenant which restricts overall debt to less than 2.0 times earnings before interest, taxes, depreciation and amortization as defined in our Credit Agreement.

During 2013, we spent $4.0 million in routine capital expenditures, which primarily included equipment and computer software and hardware. In addition, we spent $15.6 million in non-routine capital expenditures related to enhancements to our point of care software.

Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements; however, our ongoing ability to comply with the debt covenants under our credit agreement depends largely on the achievement of adequate levels of operating performance and cash flow. We currently anticipate we will be in compliance with the covenants associated with our long-term obligations over the next 12 months. If our future operating performance and/or cash flows are less than expected, it could cause us to default on our financial covenants in the future. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments. There can be no assurance that debt covenant waivers or amendments would be obtained, if needed. As of June 30, 2013, our total leverage ratio was 1.01, our fixed charge coverage ratio was 1.27, and we were in compliance with the covenants associated with our long-term obligations; however our margin of compliance with our fixed charge coverage ratio has narrowed as of June 30, 2013.

Outstanding Patient Accounts Receivable

Our patient accounts receivable, net decreased $44.4 million from December 31, 2012 to June 30, 2013. Our cash collection as a percentage of revenue was 109.5% for the six-month period ended June 30, 2013, and 100.9% for the six-month period ended December 31, 2012. Our days revenue outstanding, net has decreased 7.6 days since December 2012.

Our patient accounts receivable includes unbilled receivables and are aged based upon our initial service date. At June 30, 2013, our unbilled patient accounts receivable, as a percentage of gross patient accounts receivable, was 27.0%, or $40.3 million, compared to 32.2%, or $63.4 million, at December 31, 2012. We monitor unbilled receivables on a care center by care center basis to ensure that all efforts are made to bill claims within timely filing deadlines. The timely filing deadline for Medicare is one year from the date the episode was completed and varies by state for Medicaid-reimbursable services and among insurance companies and other private payors.

Our provision for estimated revenue adjustments (which is deducted from our service revenue to determine net service revenue) and provision for doubtful accounts were as follows for the periods indicated (amounts in millions). We fully reserve for both our Medicare and other patient accounts receivable that are aged over 365 days.

	For the Three- Month Periods Ended June 30,		For the Six- Month Periods Ended June 30,
	2013	2012	2013	2012
Provision for estimated revenue adjustments (1)	$2.9	$2.4	$6.8	$5.2
Provision for doubtful accounts (2)	4.8	4.7	8.7	10.6

Total	$7.7	$7.1	$15.5	$15.8

As a percent of revenue	2.4%	1.9%	2.3%	2.1%

(1)

Includes $0.1 million and $0.3 million from discontinued operations for the three-months ended June 30, 2013 and 2012, respectively. Includes $0.3 million and $0.6 million from discontinued operations for the six-months ended June 30, 2013 and 2012, respectively.

(2)

Includes $0.1 million and $0.2 million from discontinued operations for the three-months ended June 30, 2013 and 2012, respectively. Includes $0.2 million and $0.4 million from discontinued operations for the six-months ended June 30, 2013 and 2012, respectively.

The following schedules detail our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding, net):

	0-90	91-180	181-365	Over 365	Total
At June 30, 2013:
Medicare patient accounts receivable, net (1)	$77.8	$8.7	$1.9	$—	$88.4

Other patient accounts receivable:
Medicaid	10.5	2.6	1.9	0.2	15.2
Private	20.5	7.5	6.7	4.1	38.8

Total	$31.0	$10.1	$8.6	$4.3	$54.0

Allowance for doubtful accounts (2)					(17.6)

Non-Medicare patient accounts receivable, net					$36.4

Total patient accounts receivable, net					$124.8

Days revenue outstanding, net (3)					33.9

	0-90	91-180	181-365	Over 365	Total
At December 31, 2012:
Medicare patient accounts receivable, net (1)	$96.2	$17.1	$2.1	$—	$115.4

Other patient accounts receivable:
Medicaid	14.9	4.4	2.0	0.3	21.6
Private	30.4	12.9	7.8	2.1	53.2

Total	$45.3	$17.3	$9.8	$2.4	$74.8

Allowance for doubtful accounts (2)					(21.0)

Non-Medicare patient accounts receivable, net					$53.8

Total patient accounts receivable, net					$169.2

Days revenue outstanding, net (3)					41.5

(1)

The following table summarizes the activity and ending balances in our estimated revenue adjustments (amounts in millions), which is recorded to reduce our Medicare outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the Three-Month Period Ended June 30, 2013	For the Three-Month Period Ended December 31, 2012	For the Six-Month Period Ended June 30, 2013	For the Six-Month Period Ended December 31, 2012
Balance at beginning of period	$7.1	$6.5	$6.4	$6.6
Provision for estimated revenue adjustments (a)	2.9	2.7	6.8	5.4
Write offs	(3.2)	(2.8)	(6.4)	(5.6)

Balance at end of period	$6.8	$6.4	$6.8	$6.4

(a)

Includes $0.1 million from discontinued operations for the three-month periods ended June 30, 2013 and December 31, 2012, respectively. Includes $0.3 million from discontinued operations for the six-month periods ended June 30, 2013 and December 31, 2012, respectively.

Our estimated revenue adjustments were 7.1% and 5.3% of our outstanding Medicare patient accounts receivable at June 30, 2013 and December 31, 2012, respectively.

(2)

The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in millions), which is recorded to reduce only our Medicaid and private payer outstanding patient accounts receivable to their estimated net realizable value.

	For the Three-Month Period Ended June 30, 2013	For the Three-Month Period Ended December 31, 2012	For the Six-Month Period Ended June 30, 2013	For the Six-Month Period Ended December 31, 2012
Balance at beginning of period	$19.0	$20.4	$21.0	$19.6
Provision for doubtful accounts (a)	4.8	5.4	8.7	11.1
Write offs	(6.2)	(4.8)	(12.1)	(9.7)

Balance at end of period	$17.6	$21.0	$17.6	$21.0

(a)

Includes $0.1 million and $0.2 million from discontinued operations for the three-month periods ended June 30, 2013 and December 31, 2012, respectively. Includes $0.2 million and $0.4 million from discontinued operations for the six-month periods ended June 30, 2013 and December 31, 2012, respectively.

Our allowance for doubtful accounts was 32.6% and 28.1% of our outstanding Medicaid and private patient accounts receivable at June 30, 2013 and December 31, 2012, respectively.

(3)

Our calculation of days revenue outstanding, net is derived by dividing our ending net patient accounts receivable (i.e., net of estimated revenue adjustments and allowance for doubtful accounts ) at June 30, 2013 and December 31, 2012 by our average daily net patient revenue for the three-month periods ended June 30, 2013 and December 31, 2012, respectively.

Indebtedness

Our weighted average interest rate for our five year $60.0 million Term Loan was 2.6% and 2.7% for the three and six-month periods ended June 30, 2013, respectively.

Our Credit Agreement requires that our total leverage ratio cannot exceed 2.0 and our fixed charge coverage ratio to be greater than 1.25. As of June 30, 2013, our total leverage ratio was 1.01, our fixed charge coverage ratio was 1.27. We currently anticipate we will be in compliance with the covenants associated with our long-term obligations over the next 12 months. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.

As of June 30, 2013, our availability under our $165.0 million Revolving Credit Facility is limited due to outstanding letters of credit of $21.7 million. The availability of the remaining $143.3 million undrawn portion of our Revolving Credit Facility is limited to $94.4 million due to the debt limitation associated with the leverage covenant which restricts overall debt to less than 2.0 times earnings before interest, taxes, depreciation and amortization as defined in our Credit Agreement.

See Note 7 of the financial statements included in our Form 10-K for additional details on our outstanding long-term obligations which were outstanding as June 30, 2013.

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

We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility and Term Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows will be exposed to changes in interest rates. As of June 30, 2013, the total amount of outstanding debt subject to interest rate fluctuations was $51.0 million. A 1.0% interest rate change would cause interest expense to change by approximately $0.5 million annually.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2013, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2013, the end of the period covered by this Quarterly Report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended June 30, 2013, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2013, the end of the period covered by this Quarterly Report.

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

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended June 30, 2013:

Period	(a) Total Number of Share (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1, 2013 to April 30, 2013	75,601		$10.96	—	$—
May 1, 2013 to May 31, 2013	529		11.12	—	—
June 1, 2013 to June 30, 2013	7,918		12.96	—	—

	84,048	(1)	$11.15	—	—

(1)	Includes shares of common stock surrendered to us by certain employees to:

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

Date: July 31, 2013

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