Form 10-Q
period 2013-09-30
AMEDISYS INC
filed 2013-11-12
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 32,460,456 shares outstanding as of November 7, 2013.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Quarterly Report on Form 10-Q, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to the following: changes in Medicare and other medical payment levels, our ability to open care centers, acquire additional care centers and integrate and operate these care centers effectively, our ability to divest care centers currently held for sale, changes in or our failure to comply with existing Federal and state laws or regulations or the inability to comply with new government regulations on a timely basis, competition in the home health industry, changes in the case mix of patients and payment methodologies, changes in estimates and judgments associated with critical accounting policies, our ability to maintain or establish new patient referral sources, our ability to attract and retain qualified personnel, changes in payments and covered services due to the economic downturn and deficit spending by Federal and state governments, future cost containment initiatives undertaken by third-party payors, our access to financing due to the volatility and disruption of the capital and credit markets, our ability to meet debt service requirements and comply with covenants in debt agreements, business disruptions due to natural disasters or acts of terrorism, our ability to integrate and manage our information systems, our ability to agree on the terms of a settlement to resolve both the U.S. Department of Justice investigation and the Stark Law Self-Referral matter or fund required settlement payments in the manner currently contemplated and changes in law or developments with respect to any litigation or investigations relating to the Company, including the SEC investigation, the OIG Self-Disclosure issues and various other matters, many of which are beyond our control.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$43,626	$14,545
Patient accounts receivable, net of allowance for doubtful accounts of $15,601 and $20,994	111,149	169,172
Prepaid expenses	11,460	10,631
Deferred income taxes	57,008	—
Other current assets	9,819	11,440
Assets held for sale	1,348	—

Total current assets	234,410	205,788
Property and equipment, net of accumulated depreciation of $125,392 and $113,154	160,077	156,709
Goodwill	208,126	209,594
Intangible assets, net of accumulated amortization of $24,926 and $23,457	42,332	47,050
Deferred tax asset	83,123	92,804
Other assets, net	26,501	18,650

Total assets	$754,569	$730,595

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$24,362	$29,175
Accrued charge related to U.S. Department of Justice settlement	150,000	—
Payroll and employee benefits	68,923	79,341
Accrued expenses	54,340	54,855
Current portion of long-term obligations	34,855	35,807
Current portion of deferred income taxes	—	5,609

Total current liabilities	332,480	204,787
Long-term obligations, less current portion	36,000	66,904
Other long-term obligations	8,297	4,671

Total liabilities	376,777	276,362

Commitments and Contingencies—Note 6

Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common Stock, $0.001 par value, 60,000,000 shares authorized; 33,278,397, and 31,876,508 shares issued; and 32,409,474 and 31,086,619 shares outstanding	33	32
Additional paid-in capital	462,962	450,792
Treasury Stock at cost 868,923, and 789,889 shares of common stock	(18,080)	(17,116)
Accumulated other comprehensive income	15	15
Retained earnings	(67,932)	18,617

Total Amedisys, Inc. stockholders’ equity	376,998	452,340
Noncontrolling interests	794	1,893

Total equity	377,792	454,233

Total liabilities and equity	$754,569	$730,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2013	2012	2013	2012
Net service revenue	$301,639	$364,343	$947,165	$1,090,673
Cost of service, excluding depreciation and amortization	175,483	206,970	539,582	612,929
General and administrative expenses:
Salaries and benefits	73,993	78,711	229,123	246,155
Non-cash compensation	1,653	1,284	4,933	6,065
Other	40,360	46,760	123,734	135,564
Provision for doubtful accounts	3,971	5,487	12,531	15,788
Depreciation and amortization	10,471	9,771	32,152	29,375
U.S. Department of Justice settlement	150,000	—	150,000	—

Operating expenses	455,931	348,983	1,092,055	1,045,876

Operating (loss) income	(154,292)	15,360	(144,890)	44,797
Other income (expense):
Interest income	18	10	40	52
Interest expense	(687)	(1,982)	(2,523)	(6,058)
Equity in earnings from equity investments	354	390	1,054	1,091
Gain on sale of care centers	1,451	—	1,808	—
Miscellaneous, net	5,102	(9)	5,296	298

Total other income (expense), net	6,238	(1,591)	5,675	(4,617)

(Loss) income before income taxes	(148,054)	13,769	(139,215)	40,180
Income tax benefit (expense)	56,962	(3,332)	53,454	(14,296)

(Loss) income from continuing operations	(91,092)	10,437	(85,761)	25,884
Discontinued operations, net of tax	(686)	(442)	(2,036)	(2,460)

Net (loss) income	(91,778)	9,995	(87,797)	23,424
Net loss (income) attributable to noncontrolling interests	709	(73)	1,248	(200)

Net (loss) income attributable to Amedisys, Inc.	$(91,069)	$9,922	$(86,549)	$23,224

Basic earnings per common share:
(Loss) income from continuing operations attributable to Amedisys, Inc. common stockholders	$(2.87)	$0.34	$(2.72)	$0.86
Discontinued operations, net of tax	(0.02)	(0.01)	(0.06)	(0.08)

Net (loss) income attributable to Amedisys, Inc. common stockholders	$(2.89)	$0.33	$(2.78)	$0.78

Weighted average shares outstanding	31,505	30,055	31,102	29,741

Diluted earnings per common share:
(Loss) income from continuing operations attributable to Amedisys, Inc. common stockholders	$(2.87)	$0.34	$(2.72)	$0.85
Discontinued operations, net of tax	(0.02)	(0.01)	(0.06)	(0.08)

Net (loss) income attributable to Amedisys, Inc. common stockholders	$(2.89)	$0.33	$(2.78)	$0.77

Weighted average shares outstanding	31,505	30,423	31,102	30,068

Amounts attributable to Amedisys, Inc. common stockholders:
(Loss) income from continuing operations	$(90,383)	$10,364	$(84,513)	$25,684
Discontinued operations, net of tax	(686)	(442)	(2,036)	(2,460)

Net (loss) income	$(91,069)	$9,922	$(86,549)	$23,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands)

(Unaudited)

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2013	2012	2013	2012
Net (loss) income	$(91,778)	$9,995	$(87,797)	$23,424
Other comprehensive income
Unrealized gain on deferred compensation plan assets	—	—	—	2

Comprehensive (loss) income	(91,778)	9,995	(87,797)	23,426
Comprehensive loss (income) attributable to non-controlling interests	709	(73)	1,248	(200)

Comprehensive (loss) income attributable to Amedisys, Inc.	$(91,069)	$9,922	$(86,549)	$23,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Nine-Month Periods Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net (loss) income	$(87,797)	$23,424
Adjustments to reconcile net income to net cash provided by operating activities:
U.S. Department of Justice settlement	150,000	—
Depreciation and amortization	28,730	30,046
Provision for doubtful accounts	12,853	16,286
Non-cash compensation	4,933	6,065
401(k) employer match	6,200	7,575
Loss on disposal of property and equipment	1,239	1,066
Gain on sale of care centers	(1,808)	—
Deferred income taxes	(53,611)	8,599
Write off of intangible assets	3,828	—
Equity in earnings of equity investments	(1,054)	(1,091)
Amortization of deferred debt issuance costs	548	1,182
Return on equity investment	975	1,050
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	45,170	(31,686)
Other current assets	1,409	2,875
Other assets	(2,069)	(483)
Accounts payable	(8,111)	194
Accrued expenses	(11,198)	(10,815)
Other long-term obligations	3,625	(421)

Net cash provided by operating activities	93,862	53,866

Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	128	239
Proceeds from the sale of property and equipment	126	609
Purchases of deferred compensation plan assets	(93)	(155)
Purchases of property and equipment	(28,983)	(32,198)
Purchase of investments	(9,732)	—
Acquisitions of businesses, net of cash acquired	(627)	(8,744)
Proceeds from dispositions of care centers	3,725	—

Net cash used in investing activities	(35,456)	(40,249)

Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options and warrants	258	145
Proceeds from issuance of stock to employee stock purchase plan	2,436	2,934
Non-controlling interest distribution	(163)	(105)
Proceeds from revolving line of credit	25,500	—
Repayments of revolving line of credit	(25,500)	—
Principal payments of long-term obligations	(31,856)	(25,489)

Net cash used in financing activities	(29,325)	(22,515)

Net increase (decrease) in cash and cash equivalents	29,081	(8,898)
Cash and cash equivalents at beginning of period	14,545	48,004

Cash and cash equivalents at end of period	$43,626	$39,106

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,384	$6,896

Cash paid for income taxes, net of refunds received	$3,235	$1,620

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
Notes payable issued for software licenses	$—	$2,214

Acquired non-controlling interests	$312	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Amedisys, Inc., a Delaware corporation, and its consolidated subsidiaries (“Amedisys,” “we,” “us,” or “our”) are a multi-state provider of home health and hospice services with approximately 84% of our revenue derived from Medicare for the three and nine-month periods ended September 30, 2013 and approximately 82% for the three and nine-month periods ended September 30, 2012. As of September 30, 2013, we owned and operated 405 Medicare-certified home health care centers, including 28 care centers held for sale, 94 Medicare-certified hospice care centers and one hospice inpatient unit in 37 states within the United States, the District of Columbia and Puerto Rico.

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

Reclassifications and Comparability

Certain reclassifications have been made to prior period’s financial statements in order to conform to the current period’s presentation. We exited three home health care centers during 2012, and have committed to a plan to divest approximately 28 care centers. In accordance with applicable accounting guidance, the results of operations for these care centers are presented in discontinued operations in our condensed consolidated financial statements. See Note 3 for additional information regarding our discontinued operations. In addition during 2013, we have consolidated 32 care centers with care centers servicing the same markets, which may affect the comparability of our operating results.

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

Investments

We consolidate investments when the entity is a variable interest entity and we are the primary beneficiary or if we have controlling interests in the entity, which is generally ownership in excess of 50%. During the three-month period ended September 30, 2013, we recorded a $1.3 million goodwill impairment charge related to an investment we currently consolidate. Third party equity interests in our consolidated joint ventures are reflected as noncontrolling interests in our condensed consolidated financial statements.

During the three-month period ended September 30, 2013, we sold a 30% interest in three of our care centers while maintaining controlling interests in the newly formed joint venture. We are accounting for this investment as a consolidated joint venture. The total cash consideration was $1.6 million resulting in a gain of $1.4 million.

We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a variable interest entity in which we are the primary beneficiary. The book value of investments that we accounted for under the equity method of accounting was $8.8 million as of September 30, 2013 and $4.8 million as of December 31, 2012. We account for investments in entities in which we have less than a 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee. The aggregate carrying amount of our cost method investment, which was acquired during the three-month period ended March 31, 2013, was $5.0 million as of September 30, 2013.

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

Home Health Revenue Recognition

Medicare Revenue

Net service revenue is recorded under the Medicare prospective payment system (“PPS”) based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited to: (a) an outlier payment if our patient’s care was unusually costly (capped at 10% of total reimbursement per provider number); (b) a low utilization payment adjustment (“LUPA”) if the number of visits was fewer than five; (c) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required (with various incremental adjustments made for additional visits, with larger payment increases associated with the sixth, fourteenth and twentieth visit thresholds); (e) adjustments to payments if we are unable to perform periodic therapy assessments; (f) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (g) changes in the base episode payments established by the Medicare Program; (h) adjustments to the base episode payments for case mix and geographic wages; and (i) recoveries of overpayments. In addition, we make adjustments to Medicare revenue if we are unable to produce documentation of a face to face encounter between the patient and physician.

We make adjustments to Medicare revenue on completed episodes to reflect differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation, authorizations acceptable to the payor, or face to face documentation and other reasons unrelated to credit risk. We estimate the impact of such adjustments based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record this estimate during the period in which services are rendered as an estimated revenue adjustment and a corresponding reduction to patient accounts receivable. In addition, management evaluates the potential for revenue adjustments and, when appropriate, provides allowances based upon the best available information. Therefore, we believe that our reported net service revenue and patient accounts receivable will be the net amounts to be realized from Medicare for services rendered.

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of September 30, 2013 and 2012, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and, therefore, the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our condensed consolidated balance sheets for such periods.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Hospice Revenue Recognition

Hospice Medicare Revenue

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounts for 100% and 99% of our total net Medicare hospice service revenue for the three and nine-month periods ended September 30, 2013, respectively, as compared to 100% and 98% for the three and nine-month periods ended September 30, 2012, respectively. We make adjustments to Medicare revenue for an inability to obtain appropriate billing documentation, acceptable authorizations or face to face documentation and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes our historical collection rate on Medicare claims, and record it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable.

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap for each provider number, we monitor these caps and estimate amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in other accrued liabilities. We have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2011. For the Federal cap years ended October 31, 2012 and October 31, 2013, we have $3.0 million and $4.8 million recorded for estimated amounts due back to Medicare in other accrued liabilities as of September 30, 2013 and December 31, 2012, respectively. As a result of our adjustments, we believe our revenue and patients accounts receivable are recorded at amounts that will be ultimately realized.

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

We believe the credit risk associated with our Medicare accounts, which represent 70% and 68% of our net patient accounts receivable at September 30, 2013 and December 31, 2012, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable, which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. During the three and nine-month periods ended September 30, 2013, we recorded $2.5 million and $9.1 million, respectively, in estimated revenue adjustments to Medicare as compared to $2.7 million and $7.4 million during the three and nine-month periods ended September 30, 2012, respectively.

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

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

	Fair Value at Reporting Date Using
Financial Instrument	As of September 30, 2013	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$70.9	$—	$70.3	$—

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

During our annual review of our tax filing we determined the statutory rate applied to deferred tax balances should be increased from 39.0% to 39.5% based on changes in the company’s geographic footprint. This increase in the statutory rate created a discrete income statement benefit of $1.5 million during the three-month period ended September 30, 2013. In addition, during the quarter we increased our current deferred tax asset by $59.2 million and increased its reserve for uncertain tax positions by $3.1 million related to the agreement in principle regarding the U.S. Department of Justice investigation and the Stark Law Self-Referral matter. See Note 6 for additional information on the agreement in principle.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2013	2012	2013	2012
Weighted average number of shares outstanding—basic	31,505	30,055	31,102	29,741
Effect of dilutive securities:
Stock options	—	20	—	16
Non-vested stock and stock units	—	348	—	311

Weighted average number of shares outstanding—diluted	31,505	30,423	31,102	30,068

Anti-dilutive securities	682	196	640	233

3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

As part of our management of our portfolio of care centers, we review each care center’s current financial performance, market penetration, forecasted market growth and the impact of proposed CMS payment revisions. As a result of our review, we consolidated nine home health care centers with care centers servicing the same markets during the three-month period ended March 31, 2013.

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

Based on current market conditions and an assessment of divestiture opportunities, we removed six care centers (five home health care centers and one hospice care center) from those care centers classified as held for sale during the three-month period ended September 30, 2013. In addition, we consolidated four home health care centers with care centers servicing the same markets.

As we are exiting certain selected geographical areas and in accordance with applicable accounting guidance, the 28 care centers which are held for sale and the three care centers sold are presented as discontinued operations in our condensed consolidated financial statements. The six care centers removed from the held for sale classification are presented in continuing operations in our condensed consolidated financial statements. The 32 care centers consolidated with care centers servicing the same markets are presented in continuing operations as we expect continuing cash flows from these markets. For additional information on the care centers consolidated with care centers servicing the same markets and the care centers sold see Note 4 – Exit Activities.

As of September 30, 2013, assets held for sale included $0.3 million in fixed assets, net, $0.5 million in intangible assets and $0.5 million in goodwill.

Net revenues and operating results for the periods presented for the care centers classified as discontinued operations are as follows (dollars in millions):

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2013	2012	2013	2012
Net revenues	$7.3	$11.3	$25.9	$34.4
(Loss) before income taxes	(1.2)	(0.7)	(3.4)	(4.2)
Income tax benefit	0.5	0.3	1.4	1.7

Discontinued operations, net of tax	$(0.7)	$(0.4)	$(2.0)	$(2.5)

Net revenues and operating results for the periods presented for the care centers removed from the classification of held for sale during the three-month period ended September 30, 2012, are as follows (dollars in millions):

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2013	2012	2013	2012
Net revenues	$2.8	$3.6	$9.2	$10.9
Income before income taxes	—	0.4	0.6	1.4
Income tax (expense)	—	(0.1)	(0.2)	(0.5)

Income from continuing operations, net of tax	$—	$0.3	$0.4	$0.9

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In connection with the care centers we consolidated, we recorded charges of $2.5 million in depreciation and amortization expense related to the write-off of intangible assets, $0.8 million in other general and administrative expenses related to lease termination costs and $0.7 million in salaries and benefits related to severance costs during the nine-month period ended September 30, 2013.

5. LONG-TERM OBLIGATIONS

Long-term debt consisted of the following for the periods indicated (amounts in millions):

	September 30, 2013	December 31, 2012
Senior Notes:
$35.0 million Series A Notes: semi-annual interest only payments; interest rate at 6.07% per annum; due March 25, 2013	$—	$20.0
$30.0 million Series B Notes: semi-annual interest only payments; interest rate at 6.28% per annum; due March 25, 2014	20.0	20.0
$60.0 million Term Loan; $3.0 million principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (2.68% at September 30, 2013); due October 26, 2017	48.0	57.0
Promissory notes	2.9	5.7

	70.9	102.7
Current portion of long-term obligations	(34.9)	(35.8)

Total	$36.0	$66.9

Our weighted average interest rate for our five year $60.0 million Term Loan was 2.7% for the three and nine-month periods ended September 30, 2013.

On November 11, 2013, we entered into the second amendment to our Credit Agreement, which amends our existing Credit Agreement dated as of October 26, 2012, to amend certain covenants, representations and other provisions in the Credit Agreement to, among other things, allow for the settlement on terms described herein relating to both the U.S Department of Justice investigation and the Stark Law Self-Referral matter (“U.S. Department of Justice settlement”) (and related expenses). See Note 8 for additional information on our credit agreement amendment.

Our Credit Agreement, as amended on November 11, 2013, limits total leverage and requires minimum coverage of fixed charges. These thresholds vary over the term of the credit facility. As of September 30, 2013, our total leverage ratio was 2.7 and our fixed charge coverage ratio was 1.7 and we are in compliance with the Credit Agreement. We currently anticipate we will be in compliance with the covenants associated with our long-term obligations over the next 12 months. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.

As of the date of this filing, our availability under our $165.0 million Revolving Credit Facility was $143.3 million as we had $21.7 million outstanding in letters of credit.

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

Securities Class Action Lawsuits

On June 10, 2010, a putative securities class action complaint was filed in the United States District Court for the Middle District of Louisiana (the “Court”) against the Company and certain of our current and former senior executives. Additional putative securities class actions were filed in the Court on July 14, July 16, and July 28, 2010.

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

All defendants moved to dismiss the Securities Complaint. On June 28, 2012, the Court granted the defendants’ motion to dismiss the Securities Complaint. On July 26, 2012, the Co-Lead Plaintiffs filed a motion for reconsideration, which the Court denied on April 9, 2013.

On May 3, 2013, the Co-Lead Plaintiffs appealed the dismissal of the Securities Complaint to the United States Court of Appeals for the Fifth Circuit. The parties’ opening briefs have been filed, and Plaintiffs-Appellants’ reply brief is due November 15, 2013. While the Company will seek to have the Court’s order granting the defendants’ motion to dismiss affirmed on appeal, no assurances can be given as to the timing or outcome of the appeals process.

Derivative Actions

On July 2, 2010, an alleged shareholder of the Company filed a derivative lawsuit in the United States District Court for the Middle District of Louisiana, purporting to assert claims on behalf of the Company against certain of our current and former officers and directors. Three similar derivative suits were filed in the Court on July 15, July 21, and August 2, 2010 (together, the “Federal Derivative Actions”). We are named as a nominal defendant in all of those actions. As noted above, on October 22, 2010, the Court issued an order consolidating the Federal Derivative Actions with the putative securities class action lawsuits and for pre-trial purposes.

On January 18, 2011, the plaintiffs in the Federal Derivative Actions filed a consolidated, amended complaint (the “Derivative Complaint”) which supersedes the earlier-filed derivative complaints. The Derivative Complaint alleges that certain of our current and former officers and directors breached their fiduciary duties to the Company by making allegedly false statements, by allegedly failing to establish sufficient internal controls over certain of our home health and Medicare billing practices, by engaging in alleged insider trading, and by committing unspecified acts of waste of corporate assets and unjust enrichment. All defendants in the Federal Derivative Actions, including the Company as a nominal defendant, moved to dismiss the Derivative Complaint. That motion was still pending before the Court when the parties reached the settlement described below.

On June 24, 2013, all parties to the Federal Derivative Actions entered into a Stipulation of Settlement (the “Stipulation”) with respect to the Federal Derivative Actions. On September 5, 2013, following notice to shareholders and a final approval hearing, the Court issued an order of dismissal with prejudice finally approving the proposed settlement in accordance with the Stipulation. As part of the Court-approved settlement, the Company has agreed to adopt and/or maintain certain corporate governance reforms as set forth in the Stipulation. The Court’s order also awarded co-lead plaintiffs’ counsel of attorneys’ fees and expenses in an amount of $445,000, which was paid by the Company’s insurer on its behalf. The order dismissed the Federal Derivative Actions with prejudice, and approved the release of all named defendants by all plaintiffs, the Company, and its shareholders from all claims that were or could have been alleged in the Federal Derivative Actions.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On July 23, 2010, a derivative suit (the “State Derivative Action”) was filed in the Nineteenth Judicial District Court, Parish of East Baton Rouge, State of Louisiana (the “State Court”) which also purported to assert claims on behalf of the Company against certain of our current and former officers and directors. By order dated December 8, 2010, the State Derivative Action was stayed pending resolution of the Federal Derivative Actions. On October 17, 2013, the State Court issued an order granting the parties’ joint motion for dismissal of the State Derivative Action based on the federal Court’s final approval of the settlement of the Federal Derivative Actions, and dismissing the State Derivative Action with prejudice.

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

On November 5, 2013, we reached an agreement in principle to settle the ERISA class action lawsuits, under which we would make a payment of $1.2 million (which we anticipate will be paid by our insurance carrier). The parties agreed to negotiate in good faith towards finalizing a settlement agreement that would then be subject to court approval. The settlement is subject to a number of contingencies, including negotiation of the settlement agreement and approval by the court following notice to the class, and we can provide no assurances as to whether we will be able to successfully consummate the settlement.

SEC Investigation

On June 30, 2010, we received notice of a formal investigation from the SEC and received a subpoena for documents relating to the matters under review by the United States Senate Committee on Finance and other matters involving our operations. We have cooperated with the SEC with respect to this investigation.

U.S. Department of Justice Civil Investigative Demand (“CID”) Pursuant to False Claims Act and Stark Law Matters

On September 27, 2010, we received a CID issued by the U.S. Department of Justice pursuant to the federal False Claims Act. The CID requires the delivery of a wide range of documents and information relating to the Company’s clinical and business operations, including reimbursement and billing claims submitted to Medicare for home health services, and related compliance activities. The CID generally covers the period from January 1, 2003. On April 26, 2011, we received a second CID related to the CID issued in September 2010, which generally covers the same time period as the previous CID and requires the production of additional documents. Such CIDs are often associated with previously filed qui tam actions, or lawsuits filed under seal under the False Claims Act (“FCA”), 31 U.S.C. § 3729 et seq. Qui tam actions are brought by private plaintiffs suing on behalf of the federal government for alleged FCA violations. Subsequently, the Company and certain current and former employees received additional CIDs for additional documents and/or testimony.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We have reached an agreement in principle to resolve both the U.S. Department of Justice investigation and the Stark Law Self-Referral matter. We have agreed to this tentative settlement without any admission of wrongdoing to resolve these matters and to avoid the uncertainty and expense of protracted litigation. In connection with the settlement, we expect to enter into a corporate integrity agreement with the Office of the Inspector General – HHS. The agreement in principle calls for payment of the aggregate sum of $150 million plus interest thereon at a rate of 2.25 percent per annum, as follows: (a) $115 million plus interest thereon to be payable upon execution of the settlement documents, and (b) $35 million plus interest thereon to be payable six months thereafter. In addition, we may incur additional expenses which are not currently estimable related to the settlement agreement and in connection with compliance measures that may be mandated by the corporate integrity agreement.

The settlement is subject to a number of contingencies, including agreement upon the scope of the matters released and other material terms, the negotiation and execution of acceptable settlement documents including a corporate integrity agreement, and approval of our board of directors, the DOJ and the Office of Inspector General-HHS. We have recorded an accrual of $150 million during the third quarter of 2013 with respect to these matters. We can provide no assurances as to whether we will be able to successfully consummate the settlement. Until the settlement actually becomes final, there can be no guarantee that these matters will be resolved on the basis described above, the outcome of these matters will remain uncertain, and the amount required to resolve them could differ materially from the amount accrued.

OIG Self-Disclosure

In October 2012, we made a disclosure to the Office of Counsel to the Inspector General of the United States Department of Health and Human Services (the “OIG”) pursuant to the OIG Provider Self-Disclosure Protocol regarding certain clinical documentation issues and eligibility regulatory requirements at two of our hospice care centers. These hospice care centers did not comply in some respects with certain state and Medicare hospice regulations, including those requiring physicians to certify patient eligibility and requiring patient face-to-face encounters. We have recorded an additional accrual of approximately $1 million during the three-month period ended September 30, 2013 increasing the total accrual to approximately $2 million as of September 30, 2013. We are also in discussions with state healthcare authorities regarding this matter. Our review of this matter is ongoing, and we are cooperating with the OIG and the state regulatory authorities in their review of this matter.

In September and October 2013, we made preliminary disclosures to OIG under the OIG’s Provider Self-Disclosure Protocol regarding certain clinical documentation issues at one of our home health care centers. This care center appears to have not complied with certain Medicare home health regulations, including those relating to physician signature requirements and face-to-face documentation. Our review of this matter is ongoing, and we intend to cooperate with the OIG in its review of this matter.

Wage and Hour Litigation

On July 25, 2012, a putative collective and class action complaint was filed in the United States District Court for the District of Connecticut against us in which three former employees allege wage and hour law violations. The former employees claim that they were not paid overtime for all hours worked over forty hours in violation of the Federal Fair Labor Standards Act (“FLSA”), as well as the Pennsylvania Minimum Wage Act. More specifically, they allege they were paid on both a per-visit and an hourly basis, and that such a pay scheme resulted in their misclassification as exempt employees, thereby denying them overtime pay. Moreover, in response to a Company motion arguing that plaintiffs’ complaint was deficient in that it was ambiguous and failed to provide fair notice of the claims asserted and plaintiffs’ opposition thereto, the court, on April 8, 2013, held that the complaint adequately raises general allegations that the plaintiffs were not paid overtime for all hours worked in a week over forty, which may include claims for unpaid overtime under other theories of liability, such as alleged off-the-clock work, in addition to plaintiffs’ more clearly stated allegations based on misclassification. Plaintiffs seek class certification of similar employees and seek attorneys’ fees, back wages and liquidated damages going back three years under the FLSA and three years under the Pennsylvania statute. On October 8, 2013, the Court granted plaintiffs’ motion for equitable tolling requesting that the statute of limitations for claims under the FLSA for plaintiffs who opt-in to the lawsuit be tolled from September 24, 2012, the date upon which plaintiffs filed their original motion for conditional certification, until 90 days after any notice of this lawsuit is issued following conditional certification (assuming the Court grants conditional certification of the class under the FLSA). On October 22, 2013, the Company filed a motion for reconsideration of the Court’s October 8, 2013 order.

On September 13, 2012, a putative collective and class action complaint was filed in the United States District Court for the Northern District of Illinois against us in which a former employee alleges wage and hour law violations. The former employee claims she was paid on both a per-visit and an hourly basis, thereby misclassifying her as an exempt employee and entitling her to overtime pay. The plaintiff alleges violations of Federal and state law and seeks damages under the FLSA and the Illinois Minimum Wage Law. Plaintiff seeks class certification of similar employees who were or are employed in Illinois and seeks attorneys’ fees, back wages and liquidated damages going back three years under the FLSA and three years under the Illinois statute. On May 28, 2013, the Court granted the Company’s motion to stay the case pending resolution of class certification issues and dispositive motions in the earlier-filed Connecticut case referenced above.

We are unable to assess the probable outcome or reasonably estimate the potential liability, if any, arising from the SEC investigation, the OIG Self-Disclosure issues and the securities and wage and hour litigation described above. The Company intends to continue to vigorously defend itself in the securities and wage and hour litigation matters. No assurances can be given as to the timing or outcome of the SEC investigation, the OIG Self-Disclosure issues or the securities and wage and hour litigation matters described above or the impact of any of the inquiry, investigation or litigation matters on the Company, its consolidated financial condition, results of operations or cash flows, which could be material, individually or in the aggregate.

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

In January 2010, our subsidiary that provides home health services in Dayton, Ohio received from a Medicare Program Safeguard Contractor (“PSC”) a request for records regarding 137 claims submitted by the subsidiary paid from January 2, 2008 through November 10, 2009 (the “Claim Period”) to determine whether the underlying services met pertinent Medicare payment requirements. Based on the PSC’s findings for 114 of the claims, which were extrapolated to all claims for home health services provided by the Dayton subsidiary paid during the Claim Period, on March 9, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment of approximately $5.6 million. We dispute these findings, and our Dayton subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. Most recently, a consolidated administrative law judge (“ALJ”) hearing was held in late March 2013. As of the date of this filing, the ALJ has not released a ruling. No assurances can be given as to the outcome of the ALJ appeal. As of September 30, 2013, we have recorded no liability with respect to the pending appeals as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a Zone Program Integrity Contractor (“ZPIC”) a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the MAC for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. Most recently, we have requested appeal hearings before an ALJ, but the ALJ hearings have not been scheduled, and no assurances can be given as to the timing or outcome of the ALJ appeal. The current alleged extrapolated overpayment is $6.1 million. In the event we pay any amount of this alleged overpayment, we are indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. As of September 30, 2013, we have recorded no liability for this claim as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

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

During the three-month period ended September 30, 2013, we received proceeds of $5.5 million from our insurance carrier for the reimbursement of legal fees that we had previously incurred.

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

As of September 30, 2013, we classified 28 care centers as held for sale and sold three care centers which are reflected as discontinued operations in accordance with applicable accounting guidance. See Note 3 – Discontinued Operations and Assets Held for Sale for additional information. Prior periods have been reclassified to conform to the current presentation.

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

	For the Three-Month Periods Ended September 30, 2013
	Home Health	Hospice	Other	Total
Net service revenue	$237.1	$64.5	$—	$301.6
Cost of service, excluding depreciation and amortization	140.9	34.5	—	175.4
General and administrative expenses	74.4	16.1	25.5	116.0
Provision for doubtful accounts	2.8	1.2	—	4.0
Depreciation and amortization	2.5	0.5	7.5	10.5
U.S. Department of Justice settlement	—	—	150.0	150.0

Operating expenses	220.6	52.3	183.0	455.9

Operating income (loss)	$16.5	$12.2	$(183.0)	$(154.3)

	For the Three-Month Periods Ended September 30, 2012
	Home Health	Hospice	Other	Total
Net service revenue	$290.2	$74.1	$—	$364.3
Cost of service, excluding depreciation and amortization	168.9	38.1	—	207.0
General and administrative expenses	82.1	18.8	25.8	126.7
Provision for doubtful accounts	4.6	0.9	—	5.5
Depreciation and amortization	3.5	0.5	5.8	9.8

Operating expenses	259.1	58.3	31.6	349.0

Operating income (loss)	$31.1	$15.8	$(31.6)	$15.3

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Nine-Month Periods Ended September 30, 2013
	Home Health	Hospice	Other	Total
Net service revenue	$750.6	$196.5	$—	$947.1
Cost of service, excluding depreciation and amortization	435.3	104.2	—	539.5
General and administrative expenses	231.0	49.2	77.7	357.9
Provision for doubtful accounts	7.7	4.8	—	12.5
Depreciation and amortization	7.8	1.6	22.7	32.1
U.S. Department of Justice settlement	—	—	150.0	150.0

Operating expenses	681.8	159.8	250.4	1,092.0

Operating income (loss)	$68.8	$36.7	$(250.4)	$(144.9)

	For the Nine-Month Periods Ended September 30, 2012
	Home Health	Hospice	Other	Total
Net service revenue	$873.9	$216.8	$—	$1,090.7
Cost of service, excluding depreciation and amortization	500.7	112.2	—	612.9
General and administrative expenses	249.0	53.2	85.6	387.8
Provision for doubtful accounts	13.4	2.4	—	15.8
Depreciation and amortization	10.3	1.1	18.0	29.4

Operating expenses	773.4	168.9	103.6	1,045.9

Operating income (loss)	$100.5	$47.9	$(103.6)	$44.8

8. SUBSEQUENT EVENT

Credit Agreement

On November 11, 2013, we entered into the second amendment to our Credit Agreement which amends our existing Credit Agreement dated as of October 26, 2012, to amend certain covenants, representations and other provisions in the Credit Agreement to, among other things, allow for the settlement on the terms described herein of the U.S. Department of Justice investigation and Stark Law Self-Referral matter (and related expenses). This amendment also (i) amends certain covenants, representations and other provisions in the Credit Agreement to obligate us to enter into the Security Agreement, (ii) revises the exclusions and baskets associated with certain of the representations and covenants in the Credit Agreement relating to the incurrence of liens, the incurrence of additional debt, sales of assets and other fundamental corporate changes, acquisitions, investments, and capital expenditures and (iii) revises the exceptions and baskets associated with the two financial covenants that we are required to maintain under the Credit Agreement and the ability to make restricted payments.

Repayment of Series B Senior Notes

Also as consideration for entering into the Second Amendment, prior to the effective date thereof, we repaid the $20 million outstanding principal amount of our Series B Senior Notes due March 25, 2014 (the “Series B Notes”). A prepayment fee of $0.4 million was made in connection with the repayment of the Series B Notes prior to their stated date of maturity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and nine-month periods ended September 30, 2013. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on March 12, 2013 (the “Form 10-K”), which are incorporated herein by this reference.

Unless otherwise provided, “Amedisys,” “we,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.

Overview

We are a leading provider of high-quality, low-cost home health services to the chronic, co-morbid, aging American population with approximately 84% of our revenue derived from Medicare for the three and nine-month periods ended September 30, 2013 and approximately 82% for the three and nine-month periods ended September 30, 2012. During the three-month period ended September 30, 2013, we had $301.6 million in net service revenue, net loss per diluted share of $(2.89) and cash flow from operating activities of $27.9 million. For the nine-month period ended September 30, 2013, we had $947.1 million in net service revenue, net loss per diluted share of $(2.78) and cash flow from operating activities of $93.9 million.

Our operations involve servicing patients through our two reportable business segments: home health and hospice. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgical procedure. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. As of September 30, 2013, we owned and operated 405 Medicare-certified home health care centers, including 28 care centers held for sale, 94 Medicare-certified hospice care centers, and one hospice inpatient unit in 37 states within the United States, the District of Columbia and Puerto Rico as detailed below:

	Owned and Operated Care Centers
	Home Health	Hospice	Held for Sale Care Centers
At December 31, 2012	435	97	—
Acquisitions	2	—	—
Held for Sale	(28)	—	28
Sold	(2)	(1)	—
Consolidated	(30)	(2)	—

At September 30, 2013	377	94	28

As part of our management of our portfolio of care centers, we review each care center’s current financial performance, market penetration, forecasted market growth and the impact of proposed CMS payment revisions. As a result of our review, we consolidated nine home health care centers with care centers servicing the same markets during the three-month period ended March 31, 2013. During the three-month period ended June 30, 2013, we committed to a plan to divest approximately 50 care centers; therefore, as of June 30, 2013, we classified 34 care centers as held for sale (33 home health care centers and one hospice care center) and consolidated 19 care centers (17 home health care centers and two hospice care centers) with care centers servicing the same markets. In addition, we sold assets associated with two home health care centers and one hospice care center. Based on current market conditions and an assessment of divestiture opportunities, we removed six care centers (five home health care centers and one hospice care center) from those care centers classified as held for sale and consolidated four home health care centers with care centers servicing the same markets during the three-month period ended September 30, 2013.

In connection with the care centers we consolidated in 2013, we recorded charges of $2.5 million in depreciation and amortization expense related to the write-off of intangible assets, $0.8 million in other general and administrative expenses related to lease termination costs and $0.7 million in salaries and benefits related to severance costs during the nine-month period ended September 30, 2013.

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

Recent Developments

Governmental Inquiries and Investigations and Other Litigation

We have reached an agreement in principle to resolve both the U.S. Department of Justice investigation and the Stark Law Self-Referral matter (“U.S. Department of Justice settlement”). We have agreed to this tentative settlement without any admission of wrongdoing in order to resolve these matters and to avoid the uncertainty and expense of protracted litigation. Although the parties have not executed a formal settlement agreement, which remains under negotiation, we have recorded an accrual of $150 million during the third quarter of 2013 with respect to these matters. In connection with the tentative settlement, we expect to enter into a corporate integrity agreement with the Office of the Inspector General – HHS. See Note 6 to our condensed consolidated financial statements for additional information regarding the U.S. Department of Justice settlement.

In addition, see Note 6 to our condensed consolidated financials for a discussion of and updates regarding the self-disclosure matters and class action litigation we are involved in. No assurances can be given as to the timing or outcome of these items.

Payment

The failure of the 2011 Joint Select Committee to meet its Deficit Reduction goal has resulted in sequestration, an automatic reduction in Medicare home health and hospice payments of 2% in 2013. The 2% reduction was effective April 1, 2013 on home health episodes ending after March 31, 2013 and hospice days beginning on April 1, 2013. The 2% reduction resulted in approximately a $6 million and $13 million decrease in net service revenue during the three and nine-month periods ended September 30, 2013, respectively.

In August 2013, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule to update and revise the Medicare hospice wage index for fiscal year 2014. The final rule includes a 2.5% market basket update which is reduced by the following: a 0.3% adjustment from the Patient Protection and Affordable Care Act (“PPACA”), a 0.5% productivity adjustment and 0.7% for the updated wage index and budget neutrality adjustment factor. The net effect of the final rule, effective for services provided from October 1, 2013 to September 30, 2014, increases the base rate by 1.0%.

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

Results of Operations

Three-Month Period Ended September 30, 2013 Compared to the Three-Month Period Ended September 30, 2012

Consolidated

The following table summarizes our consolidated results from continuing operations (amounts in millions):

	For the Three-Month Periods Ended September 30,
	2013	2012
Net service revenue	$301.6	$364.3
Gross margin, excluding depreciation and amortization	126.2	157.3
% of revenue	41.8%	43.2%
Other operating expenses	130.5	142.0
% of revenue	43.3%	39.0%
U.S. Department of Justice settlement	150.0	—

Operating (loss) income	(154.3)	15.3

Total other income (expense), net	6.2	(1.6)
Income tax benefit (expense)	57.0	(3.3)
Effective income tax rate	(38.5%)	24.2%

(Loss) income from continuing operations	(91.1)	10.4

Net loss from discontinued operations	(0.7)	(0.4)
Net loss (income) attributable to noncontrolling interests	0.7	(0.1)

Net (loss) income attributable to Amedisys, Inc.	$(91.1)	$9.9

During the third quarter of 2013, we recorded an accrual of $150 million and recognized a deferred tax benefit of $56 million for the tentative settlement to resolve both the U.S. Department of Justice investigation and the Stark Law Self-Referral matter. See Note 6 to our condensed consolidated financial statements for additional information.

Our operating income from continuing operations excluding the U.S. Department of Justice settlement, declined $20 million which is inclusive of a $6 million impact due to sequestration. Excluding the impact of sequestration, our home health operating income decreased $11 million, hospice operating income decreased $2 million and corporate expenses increased $1 million. Our home health operating income declined primarily as a result of lower volumes. Our hospice operations experienced a decrease in average daily census and a decrease in other operating expenses. The increase in corporate expense resulted from increases in legal fees and salary expense. In addition, other income increased $8 million primarily as a result of insurance proceeds for the reimbursement of legal expenses related to our litigation activities and a gain on sale of our interests in three care centers. Income tax expense includes a favorable adjustment of approximately $2 million related to a net increase in the statutory tax rate from 39.0% to 39.5%. This statutory tax rate is the rate applied to the deferred tax asset and liability balances.

Home Health Division

The following table summarizes our home health segment results from continuing operations:

	For the Three-Month Periods Ended September 30,
	2013	2012
Financial Information (in millions):
Medicare	$193.7	$227.2
Non-Medicare	43.4	63.0

Net service revenue	237.1	290.2
Cost of service	140.9	168.9

Gross margin	96.2	121.3
Other operating expenses	79.7	90.2

Operating income	$16.5	$31.1

Key Statistical Data:
Medicare:
Same Store Volume(1):
Revenue	(12%)	(5%)
Admissions	(2%)	1%
Recertifications	(21%)	(6%)
Total(2):
Admissions	45,481	47,429
Recertifications	26,150	34,071
Completed episodes	70,498	78,794
Visits	1,254,903	1,515,731
Average revenue per completed episode(3)	$2,822	$2,864
Visits per completed episode(4)	17.3	18.9
Non-Medicare(2):
Admissions	17,884	23,469
Recertifications	7,279	11,273
Visits	359,822	535,280
Total(2):
Cost per Visit	$87.33	$82.33
Visits	1,614,725	2,051,011

(1)

Medicare revenue, admissions or recertifications same store volume is the percent increase (decrease) in our Medicare revenue, admissions or recertifications for the period as a percent of the Medicare revenue, admissions or recertifications of the prior period.

(2)	Based on continuing operations for all periods presented.
(3)	Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care which excludes the impact of sequestration.
(4)	Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.

Our operating income declined $15 million on a $53 million decrease in net service revenue. Sequestration accounted for $4 million of our decline in revenue and operating income. Both Medicare and non-Medicare revenues declined predominately on lower volumes, offset by a decline in visits per episode and a $10 million decrease in other operating expenses.

Net Service Revenue

Our Medicare revenue decline of approximately $33 million consisted of $26 million due to lower volumes, $3 million due to a decline in revenue per episode and $4 million as a result of sequestration. Our volume decline consisted of a 23% decline in recertifications and a 4% decline in admissions. The 1% decline in revenue per episode was offset by an 8% reduction in our visits per episode.

Our non-Medicare revenue decreased $20 million which is primarily due to a decline in admission volumes and the number of visits performed. A key driver in the volume decline is changes in our Humana contract (episodic to per-visit reimbursement and reduction in market coverage) which became effective October 2012.

Cost of Service, Excluding Depreciation and Amortization

Our cost of service decreased $28 million primarily as a result of our decrease in visits offset by an increase in cost per visit. Our cost per visit metric is impacted by lower visits due to the fixed nature of some of our care delivery costs.

Other Operating Expenses

Other operating expenses decreased $10 million with $7 million attributed to salary and wages and other care center related expenses. Our strategy to consolidate care centers within overlapping markets was a major factor in this decrease. The remaining $3 million is from declines in our provision for doubtful accounts and depreciation and amortization. The decline in the provision for doubtful accounts is reflective of our decrease in non-Medicare revenue and our higher percentage of contracted payors.

Hospice Division

The following table summarizes our hospice segment results from continuing operations:

	For the Three-Month Periods Ended September 30,
	2013	2012
Financial Information (in millions):
Medicare revenue	$60.6	$70.3
Non-Medicare revenue	3.9	3.8

Net service revenue	64.5	74.1
Cost of service	34.5	38.1

Gross margin	30.0	36.0
Other operating expenses	17.8	20.2

Operating income	$12.2	$15.8

Key Statistical Data:
Same store Medicare revenue growth (1)	(13%)	13%
Hospice admits	4,352	4,667
Average daily census	4,917	5,592
Revenue per day	$142.52	$144.10
Cost of service per day	$75.79	$73.97
Average length of stay	98	102

(1)	Same store Medicare revenue volume is the percent increase (decrease) in our Medicare revenue for the period as a percent of the Medicare revenue of the prior period.

Our operating income decreased $4 million on a $10 million decline in net service revenue with sequestration accounting for $2 million of the decline in both revenue and operating income. The revenue decline is offset by a $2 million reduction in other operating expenses.

Net Service Revenue

Our hospice revenue decreased $10 million, primarily as the result of a decrease in our average daily census and $2 million due to sequestration. We benefitted from a 0.9% hospice rate increase effective October 1, 2012 and beginning October 1, 2013, the fiscal year 2014 hospice base rate increases approximately 1%.

Cost of Service, Excluding Depreciation and Amortization

Our hospice cost of service decreased $4 million, or 9%, due to a 12% decrease in average daily census offset by an increase in our cost per day. Our hospice clinicians are generally paid on a salaried basis, and our care centers are staffed based on their average census.

Other Operating Expenses

Other operating expenses decreased $2 million due to a decrease in salaries and wages and other care center related expenses.

Nine-Month Period Ended September 30, 2013 Compared to the Nine-Month Period Ended September 30, 2012

Consolidated

The following table summarizes our consolidated results from continuing operations (amounts in millions):

	For the Nine-Month Periods Ended September 30,
	2013	2012
Net service revenue	$947.1	$1,090.7
Gross margin, excluding depreciation and amortization	407.6	477.8
% of revenue	43.0%	43.8%
Other operating expenses	402.5	433.0
% of revenue	42.5%	39.7%
U.S. Department of Justice settlement	150.0	—

Operating (loss) income	(144.9)	44.8

Total other income (expense), net	5.7	(4.6)
Income tax benefit (expense)	53.5	(14.3)
Effective income tax rate	(38.4%)	35.6%

(Loss) income from continuing operations	(85.7)	25.9

Net loss from discontinued operations	(2.0)	(2.5)
Net loss (income) attributable to noncontrolling interests	1.2	(0.2)

Net (loss) income attributable to Amedisys, Inc.	$(86.5)	$23.2

During the third quarter of 2013, we recorded an accrual of $150 million and recognized a deferred tax benefit of $56 million for the tentative settlement to resolve both the U.S. Department of Justice investigation and the Stark Law Self-Referral. See Note 6 to our condensed consolidated financial statements for additional information.

Our operating income from continuing operations excluding the U.S. Department of Justice settlement, declined $40 million as our home health and hospice operating income decreased $43 million and corporate operating expenses decreased $3 million. Our 2013 results were impacted by a $13 million decline in both revenue and operating income as a result of sequestration. Our home health operating income declined primarily as a result of lower volumes and our hospice operations experienced a decrease in average daily census. Our corporate expense decrease is comprised of a $8 million decline in professional and legal fees and travel and training expenses. This decrease was offset by a $5 million increase in depreciation and amortization expense primarily due to the write-off of intangible assets of the care centers consolidated. In addition, other income increased $10 million primarily as a result of insurance proceeds for the reimbursement of legal expenses related to our litigation activities and a net gain on sales of our interests in care centers. Income tax expense includes a favorable adjustment of approximately $2 million related to a net increase in the statutory tax rate from 39.0% to 39.5%. This statutory tax rate is the rate applied to the deferred tax asset and liability balances.

Home Health Division

The following table summarizes our home health segment results from continuing operations:

	For the Nine-Month Periods Ended September 30,
	2013	2012
Financial Information (in millions):
Medicare	$611.6	$692.3
Non-Medicare	139.0	181.6

Net service revenue	750.6	873.9
Cost of service	435.3	500.7

Gross margin	315.3	373.2
Other operating expenses	246.5	272.7

Operating income	$68.8	$100.5

Key Statistical Data:
Medicare:
Same Store Volume(1):
Revenue	(10%)	(7%)
Admissions	0%	0%
Recertifications	(19%)	(6%)
Total(2):
Admissions	143,423	145,012
Recertifications	82,407	102,945
Completed episodes	222,111	238,465
Visits	3,953,597	4,648,242
Average revenue per completed episode(3)	$2,810	$2,875
Visits per completed episode(4)	17.5	18.9
Non-Medicare(2):
Admissions	57,842	69,035
Recertifications	23,057	31,319
Visits	1,165,495	1,551,268
Total(2):
Cost per Visit	$85.05	$80.77
Visits	5,119,092	6,199,510

(1)

Medicare revenue, admissions or recertifications volume is the percent increase (decrease) in our Medicare revenue, admissions or recertifications for the period as a percent of the Medicare revenue, admissions or recertifications of the prior period.

(2)	Based on continuing operations for all periods presented.
(3)	Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care which excludes the impact of sequestration.
(4)	Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.

Overall, our operating income declined $32 million on a $123 million decline in revenue. Sequestration impacted revenue and operating income by $10 million. Both Medicare and non-Medicare revenue were impacted by lower volumes offset by a $26 million decrease in other operating expenses.

Net Service Revenue

Our Medicare revenue decline of approximately $81 million consisted of $56 million due to lower volumes, $15 million due to lower revenue per episode and $10 million due to sequestration. The volume decline is primarily due to a 20% decline in recertifications, as admissions only declined 1%. Our revenue per episode declined 2%; however, this was offset by a 7% decrease in our visits per episode.

Our non-Medicare revenue decreased $42 million which is primarily due to a decline in admission volumes and the number of visits performed. A key driver in the volume decline is changes in our Humana contract (episodic to per-visit reimbursement and reduction in market coverage) which was effective October 2012.

Cost of Service, Excluding Depreciation and Amortization

Our cost of service decreased $65 million primarily as a result of our decrease in volume offset by an increase in cost per visit. The increase in cost per visit is the result of pay raises that became effective in April 2012. Additionally, our cost per visit metric is impacted by lower visits due to the fixed nature of some of our care delivery costs.

Other Operating Expenses

Other operating expenses decreased $26 million with $18 million attributed primarily to salary and wages and other care center related expenses. Our strategy to consolidate care centers within overlapping markets was a major factor in this decrease. The remaining $8 million is primarily the result of a reduction in our provision for doubtful accounts which is reflective of our decrease in non-Medicare revenue and our higher percentage of contracted payors.

Hospice Division

The following table summarizes our hospice segment results from continuing operations:

	For the Nine-Month Periods Ended September 30,
	2013	2012
Financial Information (in millions):
Medicare revenue	$185.0	$204.9
Non-Medicare revenue	11.5	11.9

Net service revenue	196.5	216.8
Cost of service	104.2	112.2

Gross margin	92.3	104.6
Other operating expenses	55.6	56.7

Operating income	$36.7	$47.9

Key Statistical Data:
Same store Medicare revenue growth (1)	(10%)	17%
Hospice admits	13,964	14,370
Average daily census	4,998	5,415
Revenue per day	$144.04	$146.11
Cost of service per day	$76.06	$75.51
Average length of stay	100	97

(1)	Same store Medicare revenue growth is the percent increase in our Medicare revenue for the period as a percent of the Medicare revenue of the prior period.

Our operating income decreased $11 million primarily due to a decrease in admissions which resulted in a lower average daily census.

Net Service Revenue

Our hospice revenue decreased $20 million, primarily as the result of a decrease in our average daily census and $3 million due to sequestration. We benefitted from a 0.9% hospice rate increase effective October 1, 2012 and beginning October 1, 2013, the fiscal year 2014 hospice base rate increases approximately 1%.

Cost of Service, Excluding Depreciation and Amortization

Our hospice cost of service decreased $8 million, or 7%, which corresponds to our 8% decrease in average daily census. Our hospice clinicians are generally paid on a salaried basis, and our care centers are staffed based on their average census.

Other Operating Expenses

Other operating expenses decreased $1 million due to a $3 million decrease in salaries and wages and other care center related expenses, offset by a $2 million increase in our provision for doubtful accounts.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Nine-Month Periods Ended September 30,
	2013	2012
Cash provided by operating activities	$93.9	$53.9
Cash used in investing activities	(35.5)	(40.3)
Cash used in financing activities	(29.3)	(22.5)

Net increase (decrease) in cash and cash equivalents	29.1	(8.9)
Cash and cash equivalents at beginning of period	14.5	48.0

Cash and cash equivalents at end of period	$43.6	$39.1

Cash provided by operating activities increased $40.0 million primarily due to a 9.5 day decrease in our days revenue outstanding from December 31, 2012.

Cash used in investing activities decreased $4.8 million due to a decrease in acquisition activities, which was offset by the purchase of investments.

Cash used in financing activities increased $6.8 million. We decreased our outstanding long-term obligations net of borrowings by $31.8 million from December 31, 2012, primarily due to the maturity of $20 million in senior notes.

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program; however, from time to time, we can and do obtain additional sources of liquidity through sales of our equity or by the incurrence of additional indebtedness. As of the date of this filing, our availability under our $165.0 million Revolving Credit Facility was $143.3 million as we had $21.7 million outstanding in letters of credit.

During 2013, we spent $2.7 million in routine capital expenditures, which primarily included equipment and computer software and hardware. In addition, we spent $26.3 million in non-routine capital expenditures related to enhancements to our point of care software.

In light of our agreement in principle being reached with respect to the U.S. Department of Justice settlement, on November 11, 2013, we entered into the second amendment to our Credit Agreement, which amends our existing Credit Agreement dated as of October 26, 2012, to amend certain covenants, representations and other provisions in the Credit Agreement to, among other things, allow for the settlement on the terms described herein relating to both the U.S Department of Justice investigation and the Stark Law Self-Referral matter (and related expenses). This amendment also (i) amends certain covenants, representations and other provisions in the Credit Agreement to obligate us to enter into the Security Agreement, (ii) revises the exclusions and baskets associated with certain of the representations and covenants in the Credit Agreement relating to the incurrence of liens, the incurrence of additional debt, sales of assets and other fundamental corporate changes, acquisitions, investments, and capital expenditures and (iii) revises the exceptions and baskets associated with the two financial covenants that we are required to maintain under the Credit Agreement.

The agreement in principle calls for payment of the aggregate sum of $150 million plus interest thereon at a rate of 2.25 percent per annum, as follows: (a) $115 million plus interest thereon to be payable upon execution of the settlement documents, and (b) $35 million plus interest thereon to be payable six months thereafter. We plan to use cash on hand and our availability under our Revolving Credit Facility to make the required payments once a settlement has been finalized. See Note 6 to our condensed consolidated financial statements for additional information regarding the U.S. Department of Justice settlement.

Also as consideration for entering into the Second Amendment, prior to the effective date thereof, we repaid the $20 million outstanding principal amount of our Series B Senior Notes due March 25, 2014 (the “Series B Notes”). A prepayment fee of $0.4 million was made in connection with the repayment of the Series B Notes prior to their stated date of maturity.

Based on our operating forecasts, our new debt service requirements and upcoming settlement payment, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements; however, our ongoing ability to comply with the debt covenants under our credit agreement depends largely on the achievement of adequate levels of operating performance and cash flow. We currently anticipate we will be in compliance with the covenants associated with our long-term obligations over the next 12 months. If our future operating performance and/or cash flows are less than expected, it could cause us to default on our financial covenants in the future. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments. There can be no assurance that debt covenant waivers or amendments would be obtained, if needed.

Outstanding Patient Accounts Receivable

Our patient accounts receivable, net decreased $58.1 million from December 31, 2012 to September 30, 2013. Our cash collection as a percentage of revenue was 108.7% for the nine-month period ended September 30, 2013, and 100.8% for the nine-month period ended December 31, 2012. Our days revenue outstanding, net has decreased 9.5 days from 41.5 days at December 31, 2012.

Our patient accounts receivable includes unbilled receivables and are aged based upon our initial service date. At September 30, 2013, our unbilled patient accounts receivable, as a percentage of gross patient accounts receivable, was 29.2%, or $38.7 million, compared to 32.2%, or $63.4 million, at December 31, 2012. We monitor unbilled receivables on a care center by care center basis to ensure that all efforts are made to bill claims within timely filing deadlines. The timely filing deadline for Medicare is one year from the date the episode was completed and varies by state for Medicaid-reimbursable services and among insurance companies and other private payors.

Our provision for estimated revenue adjustments (which is deducted from our service revenue to determine net service revenue) and provision for doubtful accounts were as follows for the periods indicated (amounts in millions). We fully reserve for both our Medicare and other patient accounts receivable that are aged over 365 days.

	For the Three- Month Periods Ended September 30,		For the Nine- Month Periods Ended September 30,
	2013	2012	2013	2012
Provision for estimated revenue adjustments (1)	$2.5	$2.7	$9.4	$7.9
Provision for doubtful accounts (2)	4.1	5.7	12.8	16.3

Total	$6.6	$8.4	$22.2	$24.2

As a percent of revenue	2.2%	2.2%	2.3%	2.2%

(1)	Includes $0.3 million and $0.5 million from discontinued operations for the nine-months ended September 30, 2013 and 2012, respectively.
(2)

Includes $0.2 million from discontinued operations for the three-months ended September 30, 2013 and 2012, respectively. Includes $0.3 million and $0.5 million from discontinued operations for the nine-months ended September 30, 2013 and 2012, respectively.

The following schedules detail our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding, net):

	0-90	91-180	181-365	Over 365	Total
At September 30, 2013:
Medicare patient accounts receivable, net (1)	$68.9	$8.6	$0.6	$—	$78.1

Other patient accounts receivable:
Medicaid	10.5	2.1	1.5	0.4	14.5
Private	19.7	5.5	5.5	3.4	34.1

Total	$30.2	$7.6	$7.0	$3.8	$48.6

Allowance for doubtful accounts (2)					(15.6)

Non-Medicare patient accounts receivable, net					$33.0

Total patient accounts receivable, net					$111.1

Days revenue outstanding, net (3)					32.0

	0-90	91-180	181-365	Over 365	Total
At December 31, 2012:
Medicare patient accounts receivable, net (1)	$96.2	$17.1	$2.1	$—	$115.4

Other patient accounts receivable:
Medicaid	14.9	4.4	2.0	0.3	21.6
Private	30.4	12.9	7.8	2.1	53.2

Total	$45.3	$17.3	$9.8	$2.4	$74.8

Allowance for doubtful accounts (2)					(21.0)

Non-Medicare patient accounts receivable, net					$53.8

Total patient accounts receivable, net					$169.2

Days revenue outstanding, net (3)					41.5

(1)

The following table summarizes the activity and ending balances in our estimated revenue adjustments (amounts in millions), which is recorded to reduce our Medicare outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the Three-Month Period Ended September 30, 2013	For the Three-Month Period Ended December 31, 2012	For the Nine-Month Period Ended September 30, 2013	For the Nine-Month Period Ended December 31, 2012
Balance at beginning of period	$6.8	$6.5	$6.4	$6.6
Provision for estimated revenue adjustments (a)	2.5	2.7	9.4	7.8
Write offs	(3.3)	(2.8)	(9.8)	(8.0)

Balance at end of period	$6.0	$6.4	$6.0	$6.4

(a)

Includes $0.1 million from discontinued operations for the three-month period ended December 31, 2012. Includes $0.3 million and $0.4 million from discontinued operations for the nine-month periods ended September 30, 2013 and December 31, 2012, respectively.

Our estimated revenue adjustments were 7.1% and 5.3% of our outstanding Medicare patient accounts receivable at September 30, 2013 and December 31, 2012, respectively.

(2)

The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in millions), which is recorded to reduce only our Medicaid and private payer outstanding patient accounts receivable to their estimated net realizable value.

	For the Three-Month Period Ended September 30, 2013	For the Three-Month Period Ended December 31, 2012	For the Nine-Month Period Ended September 30, 2013	For the Nine-Month Period Ended December 31, 2012
Balance at beginning of period	$17.6	$20.4	$21.0	$18.6
Provision for doubtful accounts (a)	4.1	5.4	12.8	15.8
Write offs	(6.1)	(4.8)	(18.2)	(13.4)

Balance at end of period	$15.6	$21.0	$15.6	$21.0

(a)

Includes $0.2 million and $0.1 million from discontinued operations for the three-month periods ended September 30, 2013 and December 31, 2012, respectively. Includes $0.3 million and $0.5 million from discontinued operations for the nine-month periods ended September 30, 2013 and December 31, 2012, respectively.

Our allowance for doubtful accounts was 32.1% and 28.1% of our outstanding Medicaid and private patient accounts receivable at September 30, 2013 and December 31, 2012, respectively.

(3)

Our calculation of days revenue outstanding, net is derived by dividing our ending net patient accounts receivable (i.e., net of estimated revenue adjustments and allowance for doubtful accounts ) at September 30, 2013 and December 31, 2012 by our average daily net patient revenue for the three-month periods ended September 30, 2013 and December 31, 2012, respectively.

Indebtedness

Our weighted average interest rate for our five year $60.0 million Term Loan was 2.7% for the three and nine-month periods ended September 30, 2013.

On November 11, 2013, we entered into the second amendment to our Credit Agreement, which amends our existing Credit Agreement dated as of October 26, 2012, to amend certain covenants, representations and other provisions in the Credit Agreement to, among other things, allow for the settlement on the terms described herein relating to both the U.S Department of Justice investigation and the Stark Law Self-Referral matter (and related expenses). See Note 8 for additional information on our credit agreement amendment.

Our Credit Agreement, as amended on November 11, 2013, limits total leverage and requires minimum coverage of fixed charges. These thresholds vary over the term of the credit facility. As of September 30, 2013, our total leverage ratio was 2.7 and our fixed charge coverage ratio was 1.7 and we are in compliance with the Credit Agreement. We currently anticipate we will be in compliance with the covenants associated with our long-term obligations over the next 12 months. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.

As of the date of this filing, our availability under our $165.0 million Revolving Credit Facility was $143.3 million as we had $21.7 million outstanding in letters of credit.

See Note 7 of the financial statements included in our Form 10-K for additional details on our outstanding long-term obligations which were outstanding as September 30, 2013.

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

We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility and Term Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows will be exposed to changes in interest rates. As of September 30, 2013, the total amount of outstanding debt subject to interest rate fluctuations was $48.0 million. A 1.0% interest rate change would cause interest expense to change by approximately $0.5 million annually.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2013, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2013, the end of the period covered by this Quarterly Report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended September 30, 2013, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2013, the end of the period covered by this Quarterly Report.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 6 to the condensed consolidated financial statements for information concerning our legal proceedings.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors listed below and included in Part I, “Item 1A. – “Risk Factors”” of our Annual Report on Form 10-K. These risk factors could materially impact our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely impact our business, financial condition and/or operating results.

We are the subject of a number of inquiries by the Federal government, any of which could result in substantial penalties against us.

We are the subject of a number of inquiries by the Federal government, and we have made voluntary disclosures to the Federal government concerning several matters. During the 111th and 112th United States Congresses, the Senate Finance Committee conducted an inquiry focused on the major publicly traded home health corporations, relating to our policies and practices regarding home therapy visits and therapy utilization trends. On October 3, 2011, the Senate Finance Committee publicly issued a report titled “Staff Report on Home Health and the Medicare Therapy Threshold,” which recommended that CMS “must move toward taking therapy out of the payment model.” Following the initiation in May 2010 of the Senate Finance Committee inquiry, we, as well as the other major publicly traded home health care companies, received a notice of formal investigation from the SEC accompanied by a subpoena for documents relating to the matters under review by the Senate Finance Committee and other matters involving our operations. We also received Civil Investigative Demands (“CIDs”) issued by the U.S. Department of Justice (“DOJ”) pursuant to the Federal False Claims Act, requiring the delivery of a wide range of documents and information relating to our clinical and business operations, including reimbursement and billing claims submitted to Medicare for home health services, and related compliance activities. Subsequently, the Company and certain current and former employees have received additional CIDs from DOJ for information and/or testimony. In May 2012, we made a disclosure to CMS under that agency’s Stark Law Self-Referral Disclosure Protocol relating to certain services agreements between a subsidiary of ours and a large physician group. In addition, we made disclosures to various governmental agencies, including, in October 2012 and 2013, to the Office of Counsel to the Inspector General of the United States Department of Health and Human Services (the “OIG”) pursuant to the OIG Provider Self-Disclosure Protocol regarding certain clinical documentation issues and eligibility requirements at two hospice care centers and one home health care center.

We have reached an agreement in principle to resolve both the U.S. Department of Justice investigation and the Stark Law Self-Referral matter. We have agreed to this tentative settlement without any admission of wrongdoing to resolve these matters and to avoid the uncertainty and expense of protracted litigation. In connection with the settlement, we expect to enter into a corporate integrity agreement with the Office of the Inspector General – HHS. The agreement in principle calls for payment of the aggregate sum of $150 million plus interest thereon at a rate of 2.25 percent per annum, as follows: (a) $115 million plus interest thereon to be payable upon execution of the settlement documents, and (b) $35 million plus interest thereon to be payable six months thereafter. In addition, we may incur additional expenses which are not currently estimable related to the settlement agreement and in connection with compliance measures that may be mandated by the corporate integrity agreement.

The settlement is subject to a number of contingencies, including agreement upon the scope of the matters released and other material terms, the negotiation and execution of acceptable settlement documents including a corporate integrity agreement, and approval of our board of directors, the DOJ and the Office of Inspector General-HHS. We have recorded an accrual of $150 million during the third quarter of 2013 with respect to these matters. We can provide no assurances as to whether we will be able to agree on the terms of a settlement or fund any required settlement payments in the manner described herein. Until the settlement actually becomes final, there can be no guarantee that these matters will be resolved on the basis described above, the outcome of these matters will remain uncertain, and the amount required to resolve them could differ materially from the amount accrued.

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

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended September 30, 2013:

Period	(a) Total Number of Share (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1, 2013 to July 31, 2013	242		$11.36	—	$—
August 1, 2013 to August 31, 2013	405		14.86	—	—
September 1, 2013 to September 30, 2013	874		17.21	—	—

	1,521	(1)	$15.65	—	—

(1)	Includes shares of common stock surrendered to us by certain employees to:

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

U.S. Department of Justice Investigation and Stark Law Self-Referral Matter

As described herein in Note 6 to our condensed consolidated financial statements, we have reached an agreement in principle to resolve both the U.S. Department of Justice investigation and the Stark Law self-referral matter. We have agreed to this tentative settlement without any admission of wrongdoing to resolve these matters and to avoid the uncertainty and expense of protracted litigation. In connection with the settlement, we expect to enter into a corporate integrity agreement with the Office of the Inspector General – HHS. The agreement in principle calls for payment of the aggregate sum of $150 million plus interest thereon at a rate of 2.25 percent per annum, as follows: (a) $115 million plus interest thereon to be payable upon execution of the settlement documents, and (b) $35 million plus interest thereon to be payable six months thereafter. In addition, we may incur additional expenses which are not currently estimable related to the settlement agreement and in connection with compliance measures that may be mandated by the corporate integrity agreement.

The settlement is subject to a number of contingencies, including agreement upon the scope of the matters released and other material terms, the negotiation and execution of acceptable settlement documents including a corporate integrity agreement, and approval of our board of directors, the DOJ and the Office of Inspector General-HHS. We have recorded an accrual of $150 million during the third quarter of 2013 with respect to these matters. We can provide no assurances as to whether we will be able to successfully consummate the settlement. Until the settlement actually becomes final, there can be no guarantee that these matters will be resolved on the basis described above, the outcome of these matters will remain uncertain, and the amount required to resolve them could differ materially from the amount accrued.

Amendments to Credit Agreement

On November 11, 2013, we entered into the Second Amendment to Credit Agreement dated as of November 11, 2013 (the “Second Amendment”), which amends our existing Credit Agreement dated as of October 26, 2012 (as previously amended by that certain First Amendment and Limited Waiver dated as of September 4, 2013, the “Credit Agreement”) by and among Amedisys, as Lead Borrower, Amedisys Holding, L.L.C., as Co-Borrower, the several banks and other financial institutions or entities from time to time parties thereto as lenders (the “Lenders”), and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders (the “Agent”). In connection therewith, we, Amedisys Holding, L.L.C. and the various wholly-owned subsidiaries that have guaranteed our obligations under the Credit Agreement also entered into a Security and Pledge Agreement dated as of November 11, 2013 (the “Security Agreement”) with the Agent for the purpose of securing the payment of our obligations under the Credit Agreement.

The following descriptions of the Second Amendment and the Security Agreement do not purport to be complete and are qualified in their entireties by reference to the full text of the Second Amendment and the Security Agreement, which are filed as Exhibit 10.1.2 and Exhibit 10.2, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference. A copy of the First Amendment to Credit Facility and Limited Waiver dated as of September 4, 2013 (the “First Amendment”) is filed as Exhibit 10.1.1 to this Quarterly Report on Form 10-Q.

The Second Amendment revises the Credit Agreement to amend certain covenants, representations and other provisions in the Credit Agreement to, among other things, allow for the settlement on the terms described herein of the U.S. Department of Justice investigation and Stark Law Self-Referral matter (and related expenses). As consideration for the foregoing, this Amendment also (i) amends certain covenants, representations and other provisions in the Credit Agreement to obligate us to enter into the Security Agreement, (ii) revises the exclusions and baskets associated with certain of the representations and covenants in the Credit Agreement relating to the incurrence of liens, the incurrence of additional debt, sales of assets and other fundamental corporate changes, acquisitions, investments, and capital expenditures and (iii) revises the exceptions and baskets associated with the two financial covenants that we are required to maintain under the Credit Agreement and the ability to make restricted payments. The first financial covenant is a leverage ratio of our total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), both as defined in the Credit Agreement. The second financial covenant is a fixed charge coverage ratio of adjusted EBITDA plus rent expense (“EBITDAR”) as defined in the Credit Agreement (less capital expenditures less cash taxes) to scheduled debt repayments plus interest expense plus rent expense, all as defined in the Credit Agreement. Each of these covenants is described more fully in the Credit Agreement, as amended by the Second Amendment, to which reference is made for a complete statement thereof.

Pursuant to the Security Agreement, as of the effective date of the Second Amendment, the Credit Agreement is secured by substantially all of our and our wholly-owned subsidiaries’ non-real estate assets (subject to exceptions for certain immaterial subsidiaries), including all of the stock of our wholly-owned subsidiaries that are corporations, equity interests in our wholly-owned subsidiaries that are not corporations, our equity interests in our joint ventures and our investments. If an event of default occurs under the Credit Agreement, the Agent may, upon the request of a specified percentage of the Lenders, exercise remedies with respect to the collateral, including, in some instances, taking possession of or selling personal property assets, collecting accounts receivables, or exercising proxies to take control of the pledged stock and other equity interests.

Repayment of Series B Senior Notes

Also as consideration for entering into the Second Amendment, prior to the effective date thereof, we repaid the $20 million outstanding principal amount of our Series B Senior Notes due March 25, 2014 (the “Series B Notes”). A prepayment fee of $0.4 million was made in connection with the repayment of the Series B Notes prior to their stated date of maturity.

ITEM 6.	EXHIBITS

The exhibits marked with the cross symbol (†) are filed and the exhibits marked with a double cross (††) are furnished with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through October 22, 2009	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

4.2.1	Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C. and the Purchasers identified on Schedule A thereto, relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 6.07% Series A Senior Notes due March 25, 2013 (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

4.2.2	Amendment No. 1 dated October 26, 2012 to the Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C. relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 6.07% Series A Senior Notes due March 25, 2013, (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on October 30, 2012	0-24260	4.1

4.2.3	Waiver No. 1 dated October 26, 2012 to the Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C. and the Purchasers identified on Schedule A thereto relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 6.07% Series A Senior Notes due March 25, 2013, (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on October 30, 2012	0-24260	4.2

†4.2.4	Amendment No. 2 and Limited Waiver dated September 4, 2013 to the Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C. and the Purchasers identified on Schedule A thereto, relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 6.07% Series A Senior Notes due March 25, 2013, (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015

4.3	Form of Series B Note due March 25, 2014 (attached as Exhibit C to the Amendment No. 1 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.2.2 hereto)	The Company’s Current Report on Form 8-K filed on October 30, 2012	0-24260	4.4

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

†10.1.1	First Amendment and Limited Waiver dated as of September 4, 2013 to the Credit Agreement dated October 26, 2012 among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the several banks and other financial institutions party thereto from time to time, BOKF, NA DBA Bank of Texas, Compass Bank, Fifth Third Bank and RBS Citizens, N.A., as Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arrangers and Joint Bookrunners

†10.1.2	Second Amendment dated as of November 11, 2013 to the Credit Agreement dated October 26, 2012 among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the several banks and other financial institutions party thereto from time to time, BOKF, NA DBA Bank of Texas, Compass Bank, Fifth Third Bank and RBS Citizens, N.A., as Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arrangers and Joint Bookrunners

†10.2	Security and Pledge Agreement dated as of November 11, 2013, among Amedisys, Inc., Amedisys Holding, L.L.C., the Guarantors party thereto and JPMorgan Chase Bank, N.A., not in its individual capacity but solely as Administrative Agent

†31.1	Certification of William F. Borne, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Ronald A. LaBorde, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of William F. Borne, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2	Certification of Ronald A. LaBorde, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†101.INS	XBRL Instance

†101.SCH	XBRL Taxonomy Extension Schema Document

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	XBRL Taxonomy Extension Definition Linkbase

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDISYS, INC. (Registrant)

By:	/s/ SCOTT G. GINN
Scott G. Ginn,
Principal Accounting Officer and Duly Authorized Officer

Date: November 12, 2013

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed and the exhibits marked with a double cross (††) are furnished with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through October 22, 2009	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

4.2.1	Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C. and the Purchasers identified on Schedule A thereto, relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 6.07% Series A Senior Notes due March 25, 2013 (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

4.2.2	Amendment No. 1 dated October 26, 2012 to the Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C. relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 6.07% Series A Senior Notes due March 25, 2013, (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on October 30, 2012	0-24260	4.1

4.2.3	Waiver No. 1 dated October 26, 2012 to the Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C. and the Purchasers identified on Schedule A thereto relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 6.07% Series A Senior Notes due March 25, 2013, (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on October 30, 2012	0-24260	4.2

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

†4.2.4	Amendment No. 2 and Limited Waiver dated September 4, 2013 to the Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C. and the Purchasers identified on Schedule A thereto, relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 6.07% Series A Senior Notes due March 25, 2013, (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015

4.3	Form of Series B Note due March 25, 2014 (attached as Exhibit C to the Amendment No. 1 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.2.2 hereto)	The Company’s Current Report on Form 8-K filed on October 30, 2012	0-24260	4.4

†10.1.1	First Amendment and Limited Waiver dated as of September 4, 2013 to the Credit Agreement dated October 26, 2012 among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the several banks and other financial institutions party thereto from time to time, BOKF, NA DBA Bank of Texas, Compass Bank, Fifth Third Bank and RBS Citizens, N.A., as Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arrangers and Joint Bookrunners

†10.1.2	Second Amendment dated as of November 11, 2013 to the Credit Agreement dated October 26, 2012 among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the several banks and other financial institutions party thereto from time to time, BOKF, NA DBA Bank of Texas, Compass Bank, Fifth Third Bank and RBS Citizens, N.A., as Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arrangers and Joint Bookrunners

†10.2	Security and Pledge Agreement dated as of November 11, 2013, among Amedisys, Inc., Amedisys Holding, L.L.C., the Guarantors party thereto and JPMorgan Chase Bank, N.A., not in its individual capacity but solely as Administrative Agent

†31.1	Certification of William F. Borne, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Ronald A. LaBorde, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of William F. Borne, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2	Certification of Ronald A. LaBorde, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†101.INS	XBRL Instance

†101.SCH	XBRL Taxonomy Extension Schema Document

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	XBRL Taxonomy Extension Definition Linkbase

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document