Form 10-K
period 2013-12-31
AMEDISYS INC
filed 2014-03-12
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price as quoted by the NASDAQ Global Select Market on June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was $310,682,672. For purposes of this determination shares beneficially owned by executive officers, directors and ten percent stockholders have been excluded, which does not constitute a determination that such persons are affiliates.

As of March 10, 2014, the registrant had 32,717,125 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) to be filed pursuant to the Securities Exchange Act of 1934 with the Securities and Exchange Commission within 120 days of December 31, 2013 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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

Unless otherwise provided, “Amedisys,” “we,” “us,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries and when we refer to 2013, 2012 and 2011, we mean the twelve month period then ended December 31, unless otherwise provided.

A copy of this Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC, including all exhibits, is available on our internet website at http://www.amedisys.com on the “Investors” page under the “SEC Filings” link.

PART I

ITEM 1.  BUSINESS

Overview

Amedisys, Inc. (NASDAQ: AMED) is a “health care at home” company delivering personalized home health and hospice care to more than 360,000 patients each year. Amedisys is focused on delivering patient-centered care, whether that is home-based recovery and rehabilitation after an operation or injury, care focused on empowering them to manage a chronic disease, palliative care for those with a terminal illness, or hospice care at the end of life.

We have used the power of technology to enable our clinicians to provide better care for our patients. We have made and continue to make significant investments in technologies and programs to establish a continuum of care that connects each member of a patient’s care team to faster communication, manage care plans and efficiently document patient progress. As a recognized innovator in our industry, we were one of the first to equip clinicians with point-of-care laptop technology and referring physicians with an internet portal that enables seamless, real-time coordination of patient care. Our advanced chronic care management programs and leading-edge technology enable us to deliver care in accordance with the latest evidence-based practices. Our nationwide Care Transitions program is designed to reduce unnecessary hospital readmissions through patient and caregiver health coaching and care coordination, which starts in the hospital and continues through completion of the patient’s home health plan of care.

We have a strong care network across 37 states and the technological capability to help improve patient outcomes, reduce costs and keep our loved ones where they want to be, at home, enjoying life. As of December 31, 2013, we owned and operated 367 Medicare-certified home health care centers, 92 Medicare-certified hospice care centers and one hospice inpatient unit.

Our services are primarily paid for by Medicare due to the age demographics of our patient base (average age 81). Medicare represented approximately 84%, 82%, and 85% of our net service revenue in 2013, 2012 and 2011, respectively. We are working to diversify our sources of payment by contracting with an increasing number of managed care providers. We remain focused on developing and maintaining a profitable and strategically important managed care contract portfolio.

Amedisys was originally incorporated in Louisiana in 1982, transferred our operations to a Delaware corporation, which was incorporated in 1994, and became a publicly traded company in August of that year. Our common stock is currently traded on the NASDAQ Global Select Market under the trading symbol “AMED”.

Home Health Care:

There is no place like home to provide a healing environment when recovering from a surgery or illness, or living with a chronic disease. It is the place where family, friends and familiar surroundings make patients feel most comfortable and enables faster recovery. The Medicare home health benefit is available to homebound patients who require ongoing intermittent skilled care. Our services are provided by dedicated, highly trained and skilled home health care professionals, working closely with physicians to coordinate all aspects of care and comfort to our patients.

Our Care Team of professionals includes:

•	Skilled Nurses

•	Nurse Practitioners

•	Home Health Aides

•	Physical Therapists

•	Occupational Therapists

•	Speech Therapists

•	Medical Social Workers

Our chronic care clinical programs incorporate evidence-based best practices for patients with chronic diseases. These programs incorporate national clinical standards and use patient education to empower patients and their caregivers with self-care management skills. Our chronic care programs include programs for cardiovascular, respiratory, diabetes, behavioral health, rehabilitative and medical surgical conditions. Our care team also utilizes a Care Transitions program that helps patients move safely from the hospital to their homes with the appropriate post-acute care. Our hospital and health system partners want to ensure their patients have a smooth transition home as well as prevent avoidable readmissions.

Hospice Care:

Hospice is a special form of care that is designed to provide comfort and support for those who are facing a terminal illness. It is a compassionate form of care that promotes dignity and affirms quality of life for the patient, family members and other loved ones.

Individuals with a terminal illness such as heart disease, pulmonary disease, dementia, Alzheimer’s, HIV/AIDS or cancer may be eligible for hospice care, if they have a life expectancy of six months or less.

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

New Opportunities:

Effective October 2012, Medicare began to impose a financial penalty upon hospitals that have excessive rates of patient readmissions within 30 days after hospital discharge. We believe this new regulation provides significant opportunities for providers of post-acute care who can demonstrate the ability to maintain or reduce patient acute care hospital readmission rates at or below an acceptable level. We are working to take advantage of this opportunity by striving to further improve the quality of care we provide, as well as implementing disease management programs designed to be responsive to the needs of patients served by the hospitals we call upon, so as to expand our business by garnering more referrals from hospitals.

The passage of the Patient Protection and Affordable Care Act (“PPACA”) has resulted in several programs being introduced by the Centers for Medicare and Medicaid Services (“CMS”) that offer providers the opportunity to participate in initiatives that align with our long-term strategic plan, improve our capabilities and develop our relationship with hospitals, physicians, managed care payors and other referral sources. One such program is the CMS Bundled Payments for Care Improvement Initiative (“BPCI”). We are participating in a “Model 3 – 90-Day Post-Acute” BPCI bundle across two regions, which commenced on January 1, 2014. The bundle involves 29 of our home health care centers. This is an at-risk model in which CMS sets a bundle target price based on historical costs. We will receive the savings and be “at-risk” for costs greater than the price target. We have agreed to terms with 11 hospital partners in three states, with whom we have agreed to share any savings we receive, and are in the process of negotiating with additional potential partners.

In addition to the BPCI program, PPACA also introduced ACO programs. An ACO is a group of doctors, hospitals and other health care providers who come together voluntarily to give coordinated high-quality care to Medicare patients. The goal of coordinated care is to ensure that patients, especially the chronically ill, get the right care at the right time, while avoiding unnecessary duplication of services and preventing medical errors. We are participating in three ACOs.

Financial Information:

Financial information for our home health and hospice segments can be found in our consolidated financial statements included in this Annual Report on Form 10-K.

Our Employees

At March 10, 2014, we employed approximately 14,300 employees, consisting of approximately 10,900 home health care employees, 2,400 hospice care employees and 1,000 corporate and divisional support employees.

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

Annually, the Medicare program base episodic rates are set through Federal legislation, as follows:

Period	Base episode payment
January 1, 2011 through December 31, 2011	2,192
January 1, 2012 through December 31, 2012	2,139
January 1, 2013 through December 31, 2013	2,138
January 1, 2014 through December 31, 2014	2,869

Payments can be adjusted for: (a) an outlier payment if our patient’s care was unusually costly (capped at 10% of total reimbursement per provider number); (b) a low utilization payment adjustment (“LUPA”) if the number of visits during the episode was fewer than five; (c) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required (with various incremental adjustments made for additional visits, with larger payment increases associated with the sixth, fourteenth and twentieth visit thresholds); (e) a payment adjustment if we are unable to perform periodic therapy assessments; (f) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (g) changes in the base episode payments established by the Medicare program; (h) adjustments to the base episode payments for case mix and geographic wages; and (i) recoveries of overpayments. Medicare can also make various adjustments to payments received if we are unable to produce appropriate billing documentation or acceptable authorizations. In addition, we make adjustments to Medicare revenue if we find that we are unable to obtain appropriate billing documentation, authorizations or face to face documentation.

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

Hospice Medicare

The Medicare hospice benefit is also available to Medicare-eligible patients with terminal illnesses, certified by a physician, where life expectancy is six months or less. Medicare rates are based on standard prospective rates for delivering care over a base 90-day or 60-day period (90-day episodes of care for the first two episodes and 60-day episodes of care for any subsequent episodes). Payments are based on daily rates for each day a beneficiary is enrolled in the hospice benefit. Rates are set based on specific levels of care, are adjusted by a wage index to reflect health care labor costs across the country and are established annually through Federal legislation. We make adjustments to Medicare revenue when we find we are unable to obtain appropriate billing documentation, authorizations or face to face documentation and other reasons unrelated to credit risk. The levels of care are routine care, general inpatient care, continuous home care and respite care.

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

•

Coding – Specified diagnosis codes are assigned to each of our patients based on their particular health condition and ailment (such as diabetes, coronary artery disease or congestive heart failure). Because coding regulations are complex and are subject to frequent change, we maintain controls surrounding our coding process. In order to reduce associated risk, we provide coding training and annual update training for new care center directors and clinical managers; provide coding training during orientation for new employees; provide monthly specialized coding education; obtain outside expert coding instruction; utilize coding software in our POC system; and have automated coding edits based on pre-defined compliance metrics in our POC system.

•

Clinical Operations – Regulatory requirements allow patients to be admitted to home health care if they are considered homebound and require certain clinical services. These clinical services include: educating the patient about their disease; assessment and observation of disease status; delivery of clinical skills such as wound care; administration of injections or intravenous fluids; and management and evaluation of a patient’s plan of care. In order to help monitor and promote compliance with regulatory requirements, we complete audits of patient charts; administer survey guideline education; hold recurrent homecare regulatory education; utilize outside expert regulatory services; and have a toll-free hotline to offer additional assistance.

•

Billing – We maintain controls over our billing processes to help promote accurate and complete billing. In order to promote the accuracy and completeness of our billing, we have annual billing compliance testing; use formalized billing attestations; limit access to billing systems; hold weekly operational meetings; use automated daily billing operational indicators; and take prompt corrective action with employees who knowingly fail to follow our billing policies and procedures in accordance with a well-publicized “Zero Tolerance Policy”.

•

Patient Recertification – In order to be recertified for an additional episode of care, a patient must continue to meet qualifying criteria and have a continuing medical need. This could be caused by changes in the patient’s condition requiring changes to the patient’s medical regimen or by modified care protocols within the episode of care. The patient’s progress towards goals is evaluated prior to recertification. As with the initial episode of care, a recertification requires orders from the patient’s physician. Before any employee recommends recertification to a physician, we conduct a care center level, multidisciplinary care team conference. We also monitor centralized automated compliance recertification metrics to identify, monitor, and, where we deem appropriate, audit care centers that have relatively high recertification levels.

•

Compliance – The quality and reputation of our personnel and operations are critical to our success. We develop, implement and maintain ethics, compliance and quality improvement programs as a component of the centralized corporate services provided to our home health and hospice care centers. Our ethics and compliance program includes a Code of Ethical Business Conduct for our employees, officers, directors and affiliates and a process for reporting regulatory or ethical concerns to our Chief Compliance Officer through a confidential hotline, which is augmented by exit interviews of departing employees and monthly interviews with randomly-selected, current employees. We promote a culture of compliance within our company through persistent messages from our senior leadership concerning the necessity of strict compliance with legal requirements and company policies and procedures. We also employ a comprehensive compliance training program that includes mandatory compliance training and testing for all new employees upon hire and annually for all staff thereafter. In addition to our compliance training, we also conduct numerous proactive, compliance audits based on key risk metrics, which are conducted by clinical auditors who work for our Compliance Department.

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

We operate home health care centers in the following CON states: Alabama, Arkansas (POA), Georgia, Kentucky, Maryland, Mississippi, New Jersey, New York, North Carolina, South Carolina, Tennessee and West Virginia, as well as the District of Columbia and Puerto Rico. We provide hospice related services in the following CON states: Alabama, Maryland, North Carolina, Tennessee and West Virginia.

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

Patient Protection and Affordable Care Act

In March 2010, comprehensive health care reform legislation was signed into law in the United States through the passage of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively, “PPACA”). However, it is difficult to predict the full impact of PPACA due to the law’s complexity and current lack of full implementing regulations or interpretive guidance, as well our inability to foresee how CMS and other participants in the health care industry will respond to the choices available to them under the law. Many provisions in PPACA are scheduled to become effective over the next several years, but many of the implementing regulations for these statutory provisions have not yet been published. PPACA calls for a number of changes to be made over time that will likely have a significant impact upon the health care delivery system. For example, PPACA mandates decreases in home health reimbursement rates, including a rebasing of the home health payment system beginning in 2014 that will be phased in over a four-year period. These reimbursement changes are described in detail in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition an Results of Operations: Overview – Economic and Industry Factors.” PPACA has established a number of new requirements impacting our business operations, and promises to give rise to other changes that could significantly impact our businesses in the future. For example, PPACA also mandates the creation of a home health value-based purchasing program, the development of quality measures, and the testing of alternative payment and delivery models, including ACOs and the Bundled Payments for Care Improvement initiative. See Part 1, Item IA, “Risk Factors,” “Risks Related to Laws and Government Regulations” for a more complete discussion of PPACA and the risks it presents to our businesses.

Our Competitors

There are few barriers to entry in the home health and hospice jurisdictions that do not require certificates of need or permits of approval. Our primary competition in these jurisdictions comes from local privately and publicly-owned and hospital-owned health care providers. We compete based on the availability of personnel, the quality of services, expertise of visiting staff, and, in certain instances, on the price of our services. In addition, we compete with a number of non-profit organizations that finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions that are unavailable to us.

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

Our net service revenue is primarily derived from Medicare, which accounted for 84%, 82% and 85% of our revenue during 2013, 2012 and 2011, respectively. Payments received from Medicare are subject to changes made through Federal legislation. These changes, as further detailed in Item 1, “Payment for Our Services,” can include changes to base episode payments and adjustments for home health services, changes to cap limits and per diem rates for hospice services and changes to Medicare eligibility and documentation requirements or changes designed to restrict utilization. When such changes are implemented, we must also modify our internal billing processes and procedures accordingly, which can require significant time and expense. Any similar changes, including retroactive adjustments, adopted in the future by CMS could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

Adverse developments in the United States could lead to a reduction in Federal government expenditures, including governmentally funded programs in which we participate, such as Medicare and Medicaid. In addition, if at any time the Federal government is not able to meet its debt payments unless the Federal debt ceiling is raised, and legislation increasing the debt ceiling is not enacted, the Federal government may stop or delay making payments on its obligations, including funding for government programs in which we participate, such as Medicare and Medicaid. Failure of the government to make payments under these programs could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Further, any failure by the United States Congress to complete the Federal budget process and fund government operations may result in a Federal government shutdown, potentially causing us to incur substantial costs without reimbursement under the Medicare program, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. As an example, the failure of the 2011 Joint Select Committee to meet its Deficit Reduction goal resulted in an automatic reduction in Medicare home and hospice payments of 2% beginning April 1, 2013.

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

We are the subject of a number of inquiries by the Federal government, and we have made voluntary disclosures to the Federal government concerning several matters, as described below in this paragraph and as described in further detail in Part IV, Item 15, “Note 10, Commitments and Contingencies.” During the 111th and 112th United States Congresses, the Senate Finance Committee conducted an inquiry focused on the major publicly traded home health corporations, relating to our policies and practices regarding home therapy visits and therapy utilization trends. On October 3, 2011, the Senate Finance Committee publicly issued a report titled “Staff Report on Home Health and the Medicare Therapy Threshold,” which recommended that CMS “must move toward taking therapy out of the payment model.” Following the initiation in May 2010 of the Senate Finance Committee inquiry, we, as well as the other major publicly traded home health care companies, received a notice of formal investigation from the SEC accompanied by a subpoena for documents relating to the matters under review by the Senate Finance Committee and other matters involving our operations. We also received Civil Investigative Demands (“CIDs”) issued by the U.S. Department of Justice (“DOJ”) pursuant to the Federal False Claims Act, requiring the delivery of a wide range of documents and information relating to our clinical and business operations, including reimbursement and billing claims submitted to Medicare for home health services, and related compliance activities. Subsequently, the Company and certain current and former employees have received additional CIDs from DOJ for information and/or testimony. In May 2012, we made a disclosure to CMS under that agency’s Stark Law Self-Referral Disclosure Protocol relating to certain services agreements between a subsidiary of ours and a large physician group. In addition, we made disclosures to various governmental agencies, including, in October 2012 and 2013, to the Office of Counsel to the Inspector General of the United States Department of Health and Human Services (the “OIG”) pursuant to the OIG Provider Self-Disclosure Protocol regarding certain clinical documentation issues and eligibility requirements at two hospice care centers and one home health care center.

We have reached an agreement in principle to resolve both the U.S. Department of Justice investigation and the Stark Law Self-Referral matter. We have agreed to this tentative settlement without any admission of wrongdoing to resolve these matters and to avoid the uncertainty and expense of protracted litigation. In connection with the settlement, we expect to enter into a corporate integrity agreement with the Office of the Inspector General – HHS. The agreement in principle covers the period from 2008 through 2010 (with respect to the DOJ investigation) and the period from 2008 through 2012 (with respect to the Stark Law Self-Referral Disclosure Protocol) and calls for payment of the aggregate sum of $150 million plus interest thereon at a rate of 2.25 percent per annum, as follows: (a) $115 million plus interest thereon to be payable upon execution of the settlement documents, and (b) $35 million plus interest thereon to be payable six months thereafter. In addition, we may incur additional expenses which are not currently estimable related to the settlement agreement and in connection with compliance measures that may be mandated by the corporate integrity agreement.

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

If we reach a final settlement of the U.S. Department of Justice investigation and the Stark Law Self-Referral matter, we expect to operate under a Corporate Integrity Agreement. Violations of that agreement could result in substantial penalties or exclusion from participation in the Medicare program.

As explained immediately above, one of the conditions of the agreement in principle to resolve both the U.S. Department of Justice investigation and the Stark Law Self-Referral matter is the entry into a corporate integrity agreement (“CIA”) with the Office of Inspector General-HHS. Although the CIA has not yet been finalized, it is expected that the term of the CIA will be five years, and that the CIA will require the Company to perform a broad array of compliance-related activities, including the regular auditing of its Medicare claims on a random basis by a third party Independent Review Organization (“IRO”). The claims reviews undertaken by the IRO could reveal the existence of overpayments made to the Company by the Medicare program which the Company would be required to repay to Medicare, including potentially on an extrapolated basis. It is expected that the CIA will also contain language that would impose substantial stipulated penalties for violations of the agreement, including the possibility of exclusion from the Medicare program. These potential consequences could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Pending civil litigation could have a material adverse effect on the Company.

We and certain of our current and former directors, senior executives and other employees are defendants in a Federal securities class action and an ERISA class action. We are also a defendant in several wage and hour law putative collective and class action lawsuits. See Part IV, Item 15, “Note 10, Commitments and Contingencies” for a more detailed description of these proceedings. These actions remain in preliminary stages and it is not yet possible to assess their probable outcome or our potential liability, if any. We cannot provide any assurances that the legal and other costs associated with the defense of these actions, the amount of time required to be spent by management on these matters and the ultimate outcome of these actions will not have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Our insurance may not cover all of the costs associated with defending the pending Federal securities and ERISA class actions and the ongoing Federal government investigations, and any potential liability costs associated with such matters, and we maintain no insurance that covers any portion of the pending wage and hour putative collective and class action lawsuits.

With respect to the pending securities and ERISA class actions and the ongoing Federal government investigations, we maintain directors’ and officers’ liability insurance that we believe should cover a portion of the legal costs and potential liability costs associated with certain of these matters. However, such insurance coverage does not extend to all of these expenditures, and the insurance limits may be insufficient even with respect to expenditures that would otherwise be covered. In addition, we may be obligated to indemnify (and advance legal expenses to) both current and former officers, employees and directors in connection with these matters. Furthermore, our insurance carriers may seek to deny coverage in some or all of these matters, in which case we may have to fund the indemnification amounts owed to such directors and officers ourselves. If our insurance coverage for any or some of these matters is denied or is not adequate, it may have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. We do not maintain any insurance that will cover any part of the wage and hour putative collective and class action lawsuits in which we are defendants.

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

Our industry is subject to extensive Federal and state laws and regulations. See Part I, Item 1, “Our Regulatory Environment” for additional information on such laws and regulations. Federal and state laws and regulations impact how we conduct our business, the services we offer and our interactions with patients, our employees and the public and impose certain requirements on us such as:

•	licensure and certification;

•	adequacy and quality of health care services;

•	qualifications of health care and support personnel;

•	quality and safety of medical equipment;

•	confidentiality, maintenance and security issues associated with medical records and claims processing;

•	relationships with physicians and other referral sources;

•	operating policies and procedures;

•	policies and procedures regarding employee relations;

•	addition of facilities and services;

•	billing for services;

•	requirements for utilization of services;

•	documentation required for billing and patient care; and

•	reporting and maintaining records regarding adverse events.

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

Our developing palliative care and house call business lines are subject to rules, prohibitions, regulations and reimbursement requirements that differ from those that govern our primary home health and hospice operations.

Two lines of business that we continue to develop are (i) palliative care, a type of care focused upon relieving pain and suffering in patients who do not quality for, or who have not yet elected, the hospice benefit, and (ii) medical house calls. The continued development of these businesses exposes us to additional risks, in part because these business lines require us to comply with additional Federal and state laws and regulations that differ from those that govern our home health and hospice businesses. These lines of business require compliance with different Federal and state requirements governing licensure, enrollment, documentation, prescribing, coding, billing and collection of coinsurance and deductibles, among other requirements. For example, these practices are billed to Medicare Part B, rather than Medicare Part A, which covers home health and hospice, and utilize nurse practitioners (“NPs”), physician assistants (“PAs”) and physicians (collectively, with NPs and PAs, “Clinical Professionals”). Part B differs in many respects from Part A, including by requiring the payment and collection of patient deductibles and co-insurance. Additionally, some states have prohibitions on the corporate practice of medicine and fee-splitting, which generally prohibit business entities from owning or controlling medical practices or may limit the ability of Clinical Professionals to share professional service income with non-professional or business interests. These requirements may vary significantly from state to state. Reimbursement for palliative care and house calls services is generally conditioned on our Clinical Professionals providing the correct procedure and diagnosis codes and properly documenting both the service itself and the medical necessity for the service. Incorrect or incomplete documentation and billing information, or the incorrect selection of codes for the level and type of service provided, could result in non-payment for services rendered or lead to allegations of billing fraud. Further, compliance with applicable regulations may cause us to incur expenses that we have not anticipated, and if we are unable to comply with these additional legal requirements, we may incur liability, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

PPACA makes a number of changes to Medicare payment rates and also calls for a rebasing of the home health payment system beginning in 2014 that will be phased in over a four-year period. These reimbursement changes are described in detail in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations: Overview – Economic and Industry Factors.”

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

PPACA also calls for a number of other changes to be made over time that will likely have a significant impact upon the health care delivery system. For example, PPACA mandates creation of a home health value-based purchasing program, the development of quality measures, and decreases in home health reimbursement rates, including rebasing, as further described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations: Overview – Economic and Industry Factors.” In addition, PPACA requires the Secretary of Health and Human Services to test different models for delivery of care, some of which will involve home health services. It also requires the Secretary to establish a national pilot program for integrated care for patients with certain conditions, bundling payment for acute hospital care, physician services, outpatient hospital services (including emergency department services) and post-acute care services, which would include home health. In advance of the national pilot program, the newly created CMS Innovation Center is launching the Bundled Payments for Care Improvement initiative designed to encourage doctors, hospitals and other health care providers, including home health providers, to work together to better coordinate care for patients both when they are in the hospital and after they are discharged. In October 2011 CMS published final Medicare Shared Savings Program regulations, which use accountable care organizations (“ACOs”) to facilitate coordination and cooperation among providers to improve the quality of care for Medicare fee-for-service beneficiaries and reduce unnecessary costs. PPACA further directs the Secretary to conduct a study to evaluate cost and quality of care among efficient home health care centers and specifically focusing on access to care and treating Medicare beneficiaries with varying severity levels of illness, and provide a report to Congress no later than March 1, 2014. At this time, it is not possible to predict with any certainty how these initiatives will be implemented and what impact they may have on our business.

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

We have entered into risk-bearing partnerships with payors and other providers and may enter into additional risk-bearing partnerships in the future. If this strategy is not successful, our financial performance could be adversely affected.

The PPACA provides multiple voluntary opportunities for health care providers, including home health providers, to enter into risk-based partnerships designed to encourage participants to assume financial accountability for outcomes and to work together to better coordinate care for patients, both when they are in the hospital and after they are discharged. We view these initiatives as important means to progress toward our long-term strategic plan, improve our clinical capabilities, develop our relationships with hospitals, physicians, managed care payors and other referral sources, and prepare for the possibility that Medicare may in the future require us to participate in a capitated or value- based payment system. These initiatives include the CMS Bundled Payments for Care Improvement initiative (“BPCI”), the CMS Innovation Advisors Program, the Medicare Shared Savings Program (“ACOs”), the CMS Innovation Center Pioneer Accountable Care Organization program (“Pioneer ACOs”), the CMS Community-Based Care Transitions Program and the Independence at Home Demonstration. We are currently participating in two BPCI initiatives and three ACOs. Under these programs, we have the ability to receive additional payments if we are able to deliver quality care at a cost that is lower than established benchmarks, but also have the risk of incurring financial penalties if we are not successful in doing so.

Advancing these initiatives and pursuing additional risk-based partnerships with other health care providers can be time consuming and expensive, and there can be no assurance that our efforts in these areas will ultimately be successful. Further, these initiatives require significant attention from our management team, and if events occur that distract our management’s attention and resources, our business performance could be negatively impacted. In addition, if we fail to deliver quality care at a cost consistent with our expectations in connection with these risk-based initiatives, we would be subject to significant financial penalties. These initiatives could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

In connection with our participation in the BPCI initiatives, we have entered into various BPCI Model 3 Awardee Agreements (“BPCI Agreements”) with CMS, which set forth requirements we must follow with regard to our BPCI participation, as well as a Program Integrity Review Agreement (“PIRA”) with CMS, which provides, among other things, for an IRO review of our services relating to the BPCI initiatives. Should we fail to perform as required under the BPCI Agreements or the PIRA, CMS may, among other remedies, terminate our right to participate in the BPCI program in whole or in part, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Historically, our external growth strategies have depended on our ability to pursue targeted acquisition opportunities. We may be unable to pursue future acquisition opportunities on favorable terms or at all, which could affect our business and consolidated financial condition, results of operations and cash flows.

Historically, our revenue growth has been significantly driven by our acquisition of care centers, or assets of care centers, in targeted markets. We cannot guarantee that we will be able to identify, negotiate and complete suitable acquisition opportunities on favorable terms or at all, based upon such factors as purchase price, the restrictive covenants under the agreements governing our indebtedness and our own willingness to take on new operations. We also face competition for acquisition candidates. Further, pursuing acquisitions could strain our resources, including management, information systems, regulatory compliance, logistics and other controls. This could require us to incur expenses for hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding our information technology infrastructure. The failure to pursue future acquisition activities on favorable terms or at all could affect our business and consolidated financial condition, results of operations and cash flows.

If we are not able to successfully integrate newly-acquired care centers into our existing operations or if we do not achieve expected benefits from our previous acquisitions, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

We may not be able to fully integrate the operations of our acquired businesses with our current business structure in an efficient and cost-effective manner. Acquisitions involve significant risks and uncertainties, including difficulties in recouping partial episode payments and other types of misdirected payments for services from the previous owners; difficulties integrating acquired personnel and business practices into our business; the potential loss of key employees, referral sources or patients of acquired care centers; the delay in payments associated with change in ownership, control and the internal process of the Medicare fiscal intermediary; and the assumption of liabilities and exposure to unforeseen liabilities of acquired care centers. Further, the financial benefits we expect to realize from many of our acquisitions are largely dependent upon our ability to improve clinical performance, overcome regulatory deficiencies, improve the reputation of the acquired business in the community and control costs. The failure to accomplish any of these objectives or to effectively integrate any of these businesses could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

During 2011, 2012 and 2013, we reviewed the performance of our portfolio of care centers. Our review considered the current financial performance, market penetration, forecasted market growth and current and future CMS payment revisions. We incurred exit activity costs of approximately $14 million in connection with these closures, including lease termination payments, relocation costs, severance costs and intangible assets write-offs.

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

Our business depends on effective, secure and operational information systems which include software that is developed in-house and systems provided by external contractors and other service providers. We have developed and use a proprietary Windows™-based clinical software system with our POC system to collect assessment data, schedule and log patient visits, communicate with patients’ physicians regarding their plan of care and monitor treatments and outcomes in accordance with established medical standards. Our clinical software system integrates several of the key processes critical to our business: billing and collections functionality; accounting; human resources; payroll; and employee benefits programs provided by third parties. We are currently preparing to implement a major multi-year rollout of a new proprietary clinical software system. Problems with, or the failure of, our technology and systems or any system upgrades or programming changes associated with such technology and systems, including any problems we may experience with the implementation of the new proprietary clinical software system, could have a material adverse effect on data capture, medical documentation, billing, collections, assessment of internal controls and management and reporting capabilities. Any such problems or failures and the costs incurred in correcting any such problems or failures, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Further, to the extent our external information technology contractors or other service providers become insolvent or fail to support the software or systems we have licensed from them, our operations could be materially adversely affected.

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

Our inability to effectively and timely transition to the new ICD-10 coding system could disrupt our operations.

CMS has mandated that all providers implement the use of new patient codes for medical coding, referred to as ICD-10 codes, on or before October 1, 2014. This mandate substantially increases the number of medical billing codes by which providers will seek reimbursement, increasing the complexity of submitting claims for reimbursement. Claims submitted after October 1, 2014 must use ICD-10 codes or they will not be paid. Transition to the new ICD-10 system requires changes to our clinical software system as well as the training of staff involved in the coding and billing processes. In addition to these upfront costs of transition to ICD-10, it is possible that we could experience disruption or delays in payment due to implementation issues, including software errors, coding errors or a decrease in the productivity of our staff involved in the coding and billing processes. Any such delays in payment could disrupt our operations and materially and adversely affect our business.

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

One of our strategies is to diversify our payor sources by increasing the business we do with managed care companies, and we strive to put in place favorable contracts with managed care payors. However, we may not be successful in these efforts. Additionally, there is a risk that the favorable managed care contracts that we put in place may be terminated, and managed care contracts typically permit the payor to terminate the contract without cause, on very short notice, typically 60 days, which can provide payors leverage to reduce volume or obtain favorable pricing. For example, in August, 2012, Humana, Inc. (“Humana”) provided a notice of termination to us, which resulted in our renegotiating a new contract with Humana in October 2012 that will generate lower revenues for us. Our failure to negotiate and put in place favorable managed care contracts, or our failure to maintain in place favorable managed care contracts, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

A write off of a significant amount of intangible assets or long-lived assets could have a material adverse effect on our consolidated financial condition and results of operations.

During 2012 and 2011, we determined that goodwill and other intangible assets related primarily to our home health reporting unit were impaired and we recorded non-cash goodwill and other intangible assets impairment charges of $162.1 million and $579.9 million, respectively. In addition, a further significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in the need to perform an impairment analysis under Accounting Standard Codification (“ASC”) Topic 350 “Intangibles – Goodwill and Other” in future periods in addition to our annual impairment test. If we were to conclude that a future write down of goodwill is necessary, then we would record the appropriate charge, which could result in material charges that are adverse to our consolidated financial condition and results of operations. See Note 5 – “Goodwill and Other Intangible Assets, Net” to our consolidated financial statements for additional information on the impairment.

Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was approximately $208.9 million as of December 31, 2013 and if we make additional acquisitions, it is likely that we will record additional intangible assets in our consolidated financial statements. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets of $195.7 million as of December 31, 2013, which we review both on a periodic basis for indefinite lived intangible assets as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination that a significant impairment in value of our unamortized intangible assets or long-lived assets occurs, such determination could require us to write off a substantial portion of our assets. A write off of these assets could have a material adverse effect on our consolidated financial condition and results of operations.

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

The services we offer involve an inherent risk of professional liability and related substantial damage awards. As of March 10, 2014, we had approximately 14,300 employees (10,900 home health, 2,400 hospice and 1,000 corporate employees). In addition, we employ direct care workers on a contractual basis to support our existing workforce. Due to the nature of our business, we, through our employees and caregivers who provide services on our behalf, may be the subject of medical malpractice claims. A court could find these individuals should be considered our agents, and, as a result, we could be held liable for their acts or omissions. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. While we maintain malpractice liability coverage that we believe is appropriate given the nature and breadth of our operations, any claims against us in excess of insurance limits, or multiple claims requiring us to pay deductibles could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

Our success depends upon the continued employment of members of our senior management team, including our President and Interim Chief Executive Officer, Ronald A. LaBorde, our Executive Vice President of Home Health and Hospice Operations, G. Patrick Thompson, Jr, our Chief Medical Officer, Dr. Michael O. Fleming, our Chief Compliance Officer, Jeffrey D. Jeter, and our General Counsel and Secretary, David R. Bucey. The loss or departure of any one of these executives or other key employees could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

As of December 31, 2013, we had total outstanding indebtedness of approximately $46.9 million, comprised mainly of indebtedness incurred for acquisitions. Our level of indebtedness could have a material adverse effect on our business and consolidated financial position, results of operations and cash flows and impair our ability to fulfill other obligations in several ways, including:

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

The agreements governing our indebtedness (the “Debt Agreements”) contain certain obligations, including restrictive covenants that require us to comply with or maintain certain financial covenants and ratios and restrict our ability to:

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

In addition, events beyond our control could affect our ability to comply with the Debt Agreements. Any failure by us to comply with or maintain all applicable financial covenants and ratios and to comply with all other applicable covenants could result in an event of default with respect to the Debt Agreements. If we are unable to obtain a waiver from our lenders in the event of any non-compliance, our lenders could accelerate the maturity of any outstanding indebtedness and terminate the commitments to make further extensions of credit (including our ability to borrow under our revolving credit facility). Any failure to comply with these covenants could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

The activities of short sellers could reduce the price or prevent increases in the price of our common stock. “Short sale” is defined as the sale of stock by an investor that the investor does not own. Typically, investors who sell short believe the price of the stock will fall, and anticipate selling shares at a higher price than the purchase price at which they will buy the stock. As of December 31, 2013, investors held a short position of approximately 4.5 million shares of our common stock which represented 14.0% of our outstanding common stock. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline.

Sales of substantial amounts of our common stock or preferred stock, or the availability of those shares for future sale, could materially impact our stock price and limit our ability to raise capital.

The following table presents information about our outstanding common and preferred stock and our outstanding securities exercisable for or convertible into shares of common stock:

As of December 31, 2013
Common stock outstanding	32,538,971
Preferred stock outstanding	—
Common stock available under 2008 Omnibus Incentive Compensation Plan	1,689,456
Stock options outstanding and exercisable	194,493
Non-vested stock outstanding	773,491
Non-vested stock units outstanding	389,816

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

None.

ITEM 2.  PROPERTIES

Our corporate headquarters are located in Baton Rouge, Louisiana in an 110,000 square feet building that we own. As of December 31, 2013, we believe we have adequate space to accommodate our corporate staff located in the Baton Rouge area for the foreseeable future.

In addition to our corporate headquarters, we also lease facilities for our home health and hospice care centers and own one hospice inpatient unit. Generally, these leases have an initial term of five years with a three year early termination option, but range from one to seven years. Most of these leases also contain an option to extend the lease period. The following table shows the location of our 367 Medicare-certified home health care centers, including three care centers held for sale, 92 hospice care centers and one hospice inpatient unit at December 31, 2013:

State	Home Health	Hospice	State	Home Health	Hospice
Alabama	30	7	Missouri	6	—
Arkansas	5	—	New Jersey	2	1
Arizona	6	—	New York	5	—
California	7	—	New Hampshire	2	4	*
Colorado	2	—	North Carolina	8	8
Connecticut	4	2	Ohio	—	1
Delaware	2	—	Oklahoma	7	—
Florida	28	—	Oregon	4	2
Georgia	62	6	Pennsylvania	9	6
Idaho	2	1	Rhode Island	1	2
Illinois	4	—	South Carolina	19	9
Indiana	8	1	Tennessee	44	10
Kansas	2	1	Texas	1	1
Kentucky	19	—	Virginia	19	1
Louisiana	12	6	West Virginia	11	6
Massachusetts	8	9	Wisconsin	1	—
Maine	2	4	Wyoming	4	3
Maryland	9	2	Washington, D.C.	1	—
Mississippi	10	—	Carolina, Puerto Rico	1	—

			Total	367	93

*	Includes one hospice inpatient unit

ITEM 3.	LEGAL PROCEEDINGS

See Part IV, Item 15, “Note 10, Commitments and Contingencies” for information concerning our legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock trades on the NASDAQ under the trading symbol “AMED.” The following table presents the range of high and low sales prices for our common stock for the periods indicated as reported on NASDAQ:

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2013:
First Quarter	$13.36	$10.42
Second Quarter	14.89	8.81
Third Quarter	18.70	10.49
Fourth Quarter	18.50	12.60

Year Ended December 31, 2012:
First Quarter	$14.73	$9.35
Second Quarter	15.51	9.51
Third Quarter	15.95	11.15
Fourth Quarter	13.99	9.52

As of March 10, 2014, there were approximately 549 holders of record of our common stock.

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

Purchases of Equity Securities

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended December 31, 2013:

Period	(a) Total Number of Share (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
October 1, 2013 to October 31, 2013	56		$17.85	—	$—
November 1, 2013 to November 30, 2013	3,148		16.56	—	—
December 1, 2013 to December 31, 2013	2,872		15.01	—	—

	6,076	(1)	$15.84	—	$—

(1)	Includes shares of common stock surrendered to us by certain employees to satisfy tax withholding obligations in connection with the vesting of stock previously awarded to such employees under our 2008 Omnibus Incentive Compensation Plan.

Stock Performance Graph

The Performance Graph below compares the cumulative total stockholder return on our common stock, $0.001 par value per share, for the five-year period ended December 31, 2013, with the cumulative total return on the NASDAQ composite index and an industry peer group over the same period (assuming the investment of $100 in our common stock, the NASDAQ composite index and the industry peer group) on December 31, 2008 and the reinvestment of dividends. The peer group we selected is comprised of: Gentiva Health, Inc. (“GTIV”), LHC Group, Inc. (“LHCG”) and Almost Family, Inc. (“AFAM”). The cumulative total stockholder return on the following graph is historical and is not necessarily indicative of future stock price performance. No cash dividends have been paid on our common stock.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Amedisys, Inc.	$100.00	$117.56	$81.04	$26.39	$27.35	$35.39
NASDAQ Composite	$100.00	$144.88	$170.58	$171.30	$199.99	$283.39
Peer Group	$100.00	$91.81	$87.21	$30.32	$46.08	$58.41

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

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below is derived from our audited consolidated financial statements for the five-year period ended December 31, 2013, based on our continuing operations. The financial data for the years ended December 31, 2013, 2012 and 2011 should be read together with our consolidated financial statements and related notes included in Part IV, Item 15 “Exhibits and Financial Statement Schedules” and the information included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

	2013 (1)(2)(3)(4)	2012 (5)(6)(7)(8)	2011 (8)(9)(10)(11)	2010 (9)(10)(11)(12)	2009
	(Amounts in thousands, except per share data)
Income Statement Data:
Net service revenue	$1,249,344	$1,440,836	$1,418,464	$1,540,974	$1,427,967
Operating (loss) income from continuing operations	$(154,971)	$(108,855)	$(469,190)	$204,079	$227,919
Net (loss) income from continuing operations attributable to Amedisys, Inc.	$(93,105)	$(80,262)	$(374,430)	$118,984	$133,852
Net (loss) income from continuing operations attributable to Amedisys, Inc. per basic share	$(2.98)	$(2.68)	$(13.05)	$4.24	$4.92
Net (loss) income from continuing operations attributable to Amedisys, Inc. per diluted share	$(2.98)	$(2.68)	$(13.05)	$4.18	$4.82

(1)	During 2013, we recorded a charge for the accrual for the U.S. Department of Justice settlement, which amounted to $150.0 million ($93.9 million, net of tax).
(2)	During 2013, we recognized non-cash goodwill and other intangibles impairment charges of $9.5 million ($5.8 million, net of tax).
(3)	During 2013, we received proceeds from our Directors’ & Officers’ insurance in the amount of $5.5 million ($3.4 million, net of tax).
(4)	During 2013, we incurred legal expenses related to the U.S. Department of Justice Civil Investigative Demand and various other matters. These costs amounted to $5.4 million ($3.3 million, net of tax).
(5)

During 2012, we incurred costs associated with the prepayment of the term loan and a portion of our existing senior notes associated with our March 26, 2008 Senior Credit Facility, which amounted to $4.7 million ($2.8 million, net of tax).

(6)	During 2012, we received $3.6 million ($2.1 million, net of tax) as the result of a lawsuit settlement.
(7)	During 2012, we incurred legal expenses related to the U.S. Department of Justice Civil Investigative Demand and SEC investigation. These costs amount to $8.5 million (5.0 million, net of tax).
(8)

During 2012 and 2011, we recorded a $162.1 million ($110.2 million, net of tax and non-controlling interests) and a $579.9 million ($438.4 million, net of tax) charge for the impairment of goodwill and other intangibles. During 2011, we also released a valuation allowance related to specific deferred tax assets which amount to $1.9 million.

(9)

During 2011 and 2010, we received CMS bonus payments as the result of a pay for performance demonstration which amounted to $4.7 million ($2.9 million, net of tax) and $3.6 million ($2.2 million, net of tax), respectively.

(10)

During 2011 and 2010, we incurred certain costs associated with the realignment of our operations and legal expenses related to the United States Senate Committee on Finance inquiry and SEC and DOJ investigations. These costs amounted to $10.1 million ($6.1 million, net of tax) and $9.6 million ($5.8 million, net of tax), respectively.

(11)	During 2011 and 2010, we incurred certain costs associated with our exit activities of $3.4 million ($2.0 million, net of tax) and $11.4 million ($7.0 million, net of tax), respectively.
(12)	During 2010, we settled our Georgia indigent care liability for the years 2007 through 2009 for $3.7 million ($2.2 million, net of tax).

	2013	2012	2011	2010	2009
	(Amounts in thousands)
Balance Sheet Data:
Total assets	$726,406	$730,595	$858,285	$1,299,863	$1,172,386
Total debt, including current portion	$46,904	$102,711	$145,439	$181,866	$215,153
Total Amedisys, Inc. stockholders’ equity	$372,201	$452,340	$518,868	$877,857	$735,166
Cash dividends declared per common share	$—	$—	$—	$—	$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for 2013, 2012 and 2011. This discussion should be read in conjunction with our audited financial statements included in Part IV, Item 15, “Exhibits and Financial Statement Schedules” and Part I, Item 1, “Business” of this Annual Report on Form 10-K. The following analysis contains forward-looking statements about our future revenues, operating results and expectations. See “Special Caution Concerning Forward-Looking Statements” for a discussion of the risks, assumptions and uncertainties affecting these statements as well as Part I, Item 1A, “Risk Factors.”

Overview

We are a leading provider of high-quality, low-cost home health services to the chronic, co-morbid, aging American population, with approximately 84%, 82% and 85% of our revenue derived from Medicare for 2013, 2012 and 2011, respectively.

Our operations involve servicing patients through our two reportable business segments: home health and hospice. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. As of December 31, 2013, we owned and operated 367 Medicare-certified home health care centers, including three care centers held for sale, 92 Medicare-certified hospice care centers and one hospice inpatient unit, in 37 states within the United States, the District of Columbia and Puerto Rico.

2013 Developments

•	Amended our credit agreement.

•	Reached tentative agreement in principle with the U.S. Department of Justice.

•	Closed 76 care centers (20 sold).

•	Net service revenue negatively impacted by $18 million due to 2% sequestration.

2014 Outlook

•	29 care centers participating in the BPCI program (bundles).

•	Anticipate continued impact of sequestration ($22 million).

•	Estimated 1.05% reduction in home health reimbursement.

•	Estimated 1.04% increase in hospice reimbursement.

•	Reduction in capital expenditures of approximately $25 million.

•	Increased interest expense as a result of U.S. Department of Justice agreement in principle.

•	Continued assessment of care center portfolio.

Care Center Closures/Consolidations

As part of our ongoing management of our portfolio of care centers, we review each care center’s current financial performance, market penetration, forecasted market growth and the impact of proposed CMS payment revisions. As a result of our review, we consolidated 41 home health care centers and five hospice care centers with care centers servicing the same markets, sold 19 home health care centers and one hospice care center and closed 10 home health care centers during 2013. We had previously classified 28 of these care centers as held for sale during 2013 and we have three care centers remaining classified as held for sale at December 31, 2013.

In connection with the care centers we exited in 2013, we recorded charges of $3.6 million in goodwill and other intangibles impairment expense related to the write-off of intangible assets, $2.0 million in other general and administrative expenses related to lease termination costs and $1.8 million in salaries and benefits related to severance costs during 2013, of these costs $0.6 million is included in discontinued operations with respect to the locations closed, sold or available for sale.

Owned and Operated Care Centers

	Home Health	Hospice
At December 31, 2010	486	67
Acquisitions/Startups	8	27
Closed/Consolidated	(55)	(7)

At December 31, 2011	439	87
Acquisitions/Startups	4	14
Closed/Consolidated	(8)	(4)

At December 31, 2012	435	97
Acquisitions	2	1
Closed/Consolidated/Sold	(70)	(6)

At December 31, 2013	367	92

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

Economic and Industry Factors

Home health and hospice services are a highly fragmented, highly competitive industry. The degree of competiveness varies depending upon whether our care centers operate in states that require a certificate of need (CON) or permit of approval (POA). In such states, expansion by existing providers or entry into the market by new providers is permitted only where determination is made by state health authorities that a given amount of unmet need exists. Currently, 62% and 36% of our home health and hospice care centers, respectively operate in CON/POA states.

As the Federal government continues to debate a reduction in expenditures and a reform of the Medicare system, our industry continues to face reimbursement pressures. Specifically, the industry has been impacted by a 2% sequestration payment reduction beginning April 1, 2013. Additionally, the following payment adjustments are effective for 2014:

	Home Health(1)	Hospice(2)
Market Basket Update	2.30%	2.50%
Rebasing	(2.73%)	—
ICD-9 Coding Change	(0.62%)	—
PPACA Adjustment	—	(0.30%)
Productivity Adjustment	—	(0.50%)
Budget Neutrality Adjustment Factor	—	(0.66%)

	(1.05%)	1.04%

(1)	Our impact could differ depending on differences in the wage index and coding changes.
(2)	Effective for services provided from October 1, 2013 to September 30, 2014.

In addition to the calendar year 2014 home health rebasing cut, CMS proposed to reduce reimbursement rates by 2.7% for rebasing in each year from calendar year 2015 to calendar year 2017, however we do expect some offset from a market basket update.

Governmental Inquiries and Investigations and Other Litigation

We have reached an agreement in principle to resolve both the U.S. Department of Justice investigation and the Stark Law Self-Referral matter (“U.S. Department of Justice settlement”). We have agreed to this tentative settlement without any admission of wrongdoing in order to resolve these matters and to avoid the uncertainty and expense of protracted litigation. Although the parties have not executed a formal settlement agreement, which remains under negotiation, we have recorded an accrual of $150 million during the third quarter of 2013 with respect to these matters. In connection with the tentative settlement, we expect to enter into a corporate integrity agreement with the Office of the Inspector General – HHS. See Note 10 – Commitments and Contingencies to our consolidated financial statements for additional information regarding the U.S. Department of Justice settlement.

In addition, see Note 10 – Commitments and Contingencies to our consolidated financials for a discussion of and updates regarding the self-disclosure matters and class action litigation we are involved in. No assurances can be given as to the timing or outcome of these items.

Goodwill Impairment

We completed our annual impairment test of goodwill and intangible assets as of October 31, 2013, and determined that no goodwill impairment existed as of October 31, 2013. Our home health and hospice reporting units’ fair value exceeded the book value by 16% and 33%, respectively. Our home health reporting unit goodwill was $16.6 million and our hospice reporting unit goodwill was $192.3 million as of December 31, 2013. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in the need to perform an impairment analysis under Accounting Standard Codification (“ASC”) Topic 350 “Intangibles – Goodwill and Other” in future periods. See Note 5 – Goodwill and Other Intangible Assets, Net to our consolidated financial statements for additional information.

Results of Operations

Consolidated

The following table summarizes our results from continuing operations (amounts in millions):

	For the Years Ended December 31,
	2013	2012	2011
Net service revenue	$1,249.3	$1,440.8	$1,418.4
Gross margin, excluding depreciation and amortization	531.3	630.1	668.0
% of revenue	42.5%	43.7%	47.1%
Other operating expenses	526.8	576.9	557.3
% of revenue	42.2%	40.0%	39.3%
U.S. Department of Justice settlement	150.0	—	—
Goodwill and other intangibles impairment charge	9.5	162.1	579.9

Operating loss	(155.0)	(108.9)	(469.2)

Total other income (expense), net	1.5	(6.4)	(7.8)
Income tax benefit	58.8	20.0	102.7
Effective income tax rate	(38.3%)	(17.4%)	(21.5%)

Loss from continuing operations	(94.7)	(95.3)	(374.3)

Net loss from discontinued operations	(3.1)	(3.3)	(8.0)
Net loss (income) attributable to noncontrolling interests	1.6	15.0	(0.1)

Net loss attributable to Amedisys, Inc.	$(96.2)	$(83.6)	$(382.4)

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Our 2013 results are impacted by an accrual of $150 million and recognition of a deferred tax benefit of $56 million for the tentative settlement to resolve both the U.S. Department of Justice investigation and the Stark Law Self-Referral matter recorded during the third quarter. See Note 10 – Commitments and Contingencies to our consolidated financial statements for additional information.

During 2012, we recorded a $162 million impairment charge of goodwill and other intangibles as a result of the decline in our market capitalization and forecasts. We recognized a deferred tax benefit of $37 million as a result of the impairment charges during 2012.

Our operating income, excluding the $150 million U.S. Department of Justice settlement and the goodwill and other intangibles impairment charges in 2013 and 2012, declined $48 million which is inclusive of an $18 million impact due to sequestration. Excluding the impact of sequestration, our home health operating income decreased $31 million, hospice operating income decreased $8 million and corporate expenses decreased $9 million. Our home health and hospice operating income declined primarily as a result of lower volumes with our home health operations experiencing an additional impact related to lower revenue per episode. Our corporate expense decrease is comprised of a $9 million decrease in professional and legal fees and travel and training expenses. In addition, other income increased $8 million primarily as a result of insurance proceeds for the reimbursement of legal expenses related to our litigation activities and a decrease in interest expense.

Income tax expense includes a favorable adjustment of approximately $2 million related to a net increase in the statutory tax rate from 39.0% to 39.5% for 2013. This statutory tax rate is the rate applied to the deferred tax asset and liability balances. In addition to the $37 million deferred tax benefit discussed above, tax expense for 2012 includes a favorable adjustment of $2 million related to various credits for state employment and training and state and federal research and development.

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

Our operating income, excluding $162 million and $580 million goodwill and other intangibles impairment charges in 2012 and 2011, declined $58 million primarily as the result of the 2012 CMS rate cut of approximately $41 million. Additionally, we had lower home health Medicare volumes, offset by an increase in non-Medicare volumes which generate a lower gross margin. Our hospice operations benefitted from a full year impact of our Beacon hospice acquisition which closed in June 2011. Other operating expenses increased $20 million, with $10 million the result of increases in our provision for doubtful accounts related to the increase in our non-Medicare revenue and depreciation expense. The remainder is from increased workers’ compensation expenses, severance costs, and information technology costs associated with the rollout of our Point-of-Care (“POC”) technology to our hospice division.

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

Home Health Division

The following table summarizes our home health segment results from continuing operations:

	For the Years Ended December 31,
	2013	2012	2011
Financial Information (in millions):
Medicare	$803.8	$915.3	$996.4
Non-Medicare	183.9	236.8	205.4

Net service revenue	987.7	1,152.1	1,201.8
Cost of service	578.9	661.4	634.5

Gross margin	408.8	490.7	567.3
Other operating expenses	325.3	361.9	346.4

Operating income before impairment(1)	$83.5	$128.8	$220.9

Key Statistical Data:
Medicare:
Same Store Volume(2):
Revenue	(10%)	(7%)	(15%)
Admissions	0%	0%	(4%)
Recertifications	(18%)	(8%)	(7%)
Total (3):
Admissions	188,566	192,375	194,133
Recertifications	107,908	134,515	147,012
Completed episodes	290,780	317,346	329,456
Visits	5,177,976	6,076,170	6,319,020
Average revenue per completed episode(4)	$2,817	$2,867	$3,020
Visits per completed episode(5)	17.5	18.8	18.7
Non-Medicare(3):
Admissions	76,551	90,017	71,211
Recertifications	30,304	41,268	37,326
Visits	1,531,781	2,011,684	1,699,364
Total(3):
Cost per Visit	$86.27	$81.78	$79.14
Visits	6,709,757	8,087,854	8,018,384

(1)	Operating income of $75.0 million and operating loss of $32.8 million and $359.0 million on a GAAP basis for the years ended December 31, 2013, 2012 and 2011, respectively.
(2)

Medicare revenue, admissions or recertifications growth is the percent increase (decrease) in our Medicare revenue, admissions or recertifications for the period as a percent of the Medicare revenue, admissions or recertifications of the prior period.

(3)	Based on continuing operations for all periods presented.
(4)	Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care which excludes the impact of sequestration.
(5)	Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Overall, our operating income excluding the goodwill and other intangibles impairment charge declined $45 million on a $164 million decline in revenue. Sequestration impacted revenue and operating income by $14 million. Both Medicare and non-Medicare gross margin were impacted by lower volumes offset by a $37 million decrease in other operating expenses.

Net Service Revenue

Our Medicare revenue decline of approximately $111 million consisted of $82 million due to lower volumes, $15 million due to lower revenue per episode and $14 million due to sequestration. The volume decline is primarily due to a 20% decline in recertifications, as admissions only declined 2%. Our revenue per episode declined 2%; however, this was offset by a 7% decrease in our visits per episode.

Our non-Medicare revenue decreased $53 million which is primarily due to a decline in admission volumes and the number of visits performed. A key driver in the volume decline is changes effective October 2012 in the terms of our Humana contract (episodic to per-visit reimbursement and reduction in market coverage).

Cost of Service, Excluding Depreciation and Amortization

Our cost of service decreased $82 million primarily as a result of our decrease in admission and recertification volumes and visits per episode offset by an increase in cost per visit. The increase in cost per visit is the result of wage inflation, increase in health and other benefits and the impact of lower visits due to the fixed nature of some of our care delivery costs.

Other Operating Expenses

Other operating expenses, excluding the goodwill and other intangibles impairment charge, decreased $37 million with $30 million attributed primarily to salary and wages and other care center related expenses. Our strategy to consolidate care centers within overlapping markets is a major factor in this decrease. The remaining $7 million is primarily the result of a reduction in our provision for doubtful accounts, which is reflective of our decrease in non-Medicare revenue and our higher percentage of contracted payors.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Our operating income, excluding the goodwill and other intangibles impairment charge, declined $92 million from 2011. The significant factors impacting our performance were the $41 million reduction in reimbursement and a $27 million increase in our cost of service.

Net Service Revenue

Revenue declined $50 million as a result of an $81 million decrease in our Medicare revenue and a $31 million increase in our non-Medicare revenue.

Our Medicare revenue decline consisted of approximately a $49 million rate impact ($41 million from 4.2% 2012 CMS rate cut) with the remainder the result of lower recertifications and admissions. The decline in recertifications is the result of a lower census at the beginning of the year and an overall reduction in the number of episodes that our patients required in 2012.

Our non-Medicare revenue increased $31 million on growth in private contracts signed in 2012. As previously described, our fourth quarter was impacted by a change in the terms of our Humana contract, as it moved from an episodic to per-visit payment. This change adversely impacted revenue in the fourth quarter of 2012; however, the full revenue impact was not reflected in our results until the first quarter of 2013.

Cost of Service, excluding Depreciation and Amortization

Our cost of service increased $27 million primarily as a result of our increase in cost per visit. The increase in cost per visit was the result of wage inflation and additional clinical support resources. The remainder of the increase in cost of service is due to the increase in the volume of non-Medicare visits.

Other Operating Expenses

Other operating expenses, excluding the goodwill and other intangibles impairment charge, increased approximately $15 million resulting from increases in salaries and wages and an increase in our provision for doubtful accounts, which is reflective of our increase in non-Medicare revenue.

Hospice Division

The following table summarizes our hospice segment results from continuing operations:

	For the Years Ended December 31,
	2013	2012	2011
Financial Information (in millions):
Medicare	$246.4	$272.7	$203.4
Non-Medicare	15.2	16.0	13.2

Net service revenue	261.6	288.7	216.6
Cost of service	139.1	149.3	115.9

Gross margin	122.5	139.4	100.7
Other operating expenses	72.5	77.2	51.5

Operating income before impairment(1)	$50.0	$62.2	$49.2

Key Statistical Data:
Same store Medicare revenue growth(2)	(9%)	13%	19%
Hospice admits	18,335	18,999	15,741
Average daily census	4,964	5,406	4,176
Revenue per day	$144.43	$145.89	$142.12
Cost of service per day	$76.45	$75.34	$75.76
Average length of stay	100	99	89

(1)	Operating income of $49.0 and $61.7 million on a GAAP basis for the years ended December 31, 2013 and 2012, respectively.
(2)	Same store Medicare revenue growth is the percent increase in our Medicare revenue for the period as a percent of the Medicare revenue of the prior period.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Our operating income, excluding the goodwill and other intangibles impairment charge, decreased $12 million primarily due to a decrease in admissions which resulted in a lower average daily census.

Net Service Revenue

Our hospice revenue decreased $27 million, primarily as the result of a decrease in our average daily census and $4 million due to sequestration. We benefitted from a 0.9% hospice rate increase effective October 1, 2012 and beginning October 1, 2013, the fiscal year 2014 hospice base rate increased approximately 1%.

Cost of Service, Excluding Depreciation and Amortization

Our hospice cost of service decreased $10 million, or 7%, which corresponds to our 8% decrease in average daily census. Our hospice clinicians are generally paid on a salaried basis, and our care centers are staffed based on their average census.

Other Operating Expenses

Other operating expenses, excluding the goodwill and other intangibles impairment charge, decreased $5 million due to a $7 million decrease in salaries and wages and other care center related expenses, offset by a $2 million increase in our provision for doubtful accounts due to an increase in non-Medicare write-offs during 2013.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Our operating income, excluding the goodwill and other intangibles impairment charge, increased $13 million primarily as the result of our growth in our average daily census and our ability to maintain our cost per day at 2011 levels.

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

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Years Ended December 31,
	2013	2012	2011
Cash provided by operating activities	$102.3	$69.5	$141.2
Cash used in investing activities	(46.5)	(60.0)	(180.7)
Cash used in financing activities	(53.0)	(43.0)	(32.8)

Net increase (decrease) in cash and cash equivalents	2.8	(33.5)	(72.3)
Cash and cash equivalents at beginning of period	14.5	48.0	120.3

Cash and cash equivalents at end of period	$17.3	$14.5	$48.0

Cash provided by operating activities increased $32.8 million during 2013 compared to 2012 primarily due to a 9.4 day decrease in our days revenue outstanding which increased our cash flow from operations by $32.5 million. Cash provided by operating activities decreased $71.7 million during 2012 compared to 2011 primarily due to the $41 million reduction in operating income that resulted from the 2012 CMS rate cut. In addition, we had an increase in our days revenue outstanding in 2012 which reduced our cash flow from operations by $25.3 million. For additional information regarding our operating performance and our days revenue outstanding, see “Results of Operations” and “Outstanding Patient Accounts Receivable”, respectively. The recognition of the goodwill and intangible asset impairment charge of $162.1 million and $579.9 million, which resulted in the net loss for 2012 and 2011 is a non-cash item and therefore had no impact on our cash flow from operations.

Cash used in investing activities decreased $13.5 million during 2013 compared to 2012 primarily due to a decrease in acquisition activities, purchases of property and equipment and proceeds from the sale of care centers of $22.5 million offset by the purchase of investments of $10.1 million. Cash used in investing activities decreased $120.7 million during 2012 compared to 2011 primarily due to a decrease in acquisition activities of $119.7 million.

Cash used in financing activities increased $10.0 million during 2013 compared to 2012 and $10.2 million during 2012 compared to 2011 due to an $11.4 million and $7.0 million increase in our principal payments of long-term obligations, net of borrowings, respectively. We decreased our outstanding long-term obligations net of borrowings by $55.8 million from December 31, 2012.

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. During 2013 and 2012, we have experienced reimbursement reductions due to sequestration and the 2012 CMS rate cut, as well as lower volumes which have impacted our business and consolidated financial condition, results of operation and cash flows. We also expect that the approximate 1% reduction to the 2014 home health reimbursement rate will adversely impact our 2014 revenues. In addition, CMS proposed to reduce reimbursement rates by 2.7% for rebasing in each year from calendar year 2015 to calendar year 2017; however, we do expect some offset from a market basket update. We believe our admissions and rate of recertifications have stabilized; however, we have continued to see a decline in the number of recertifications due to lower census. Recertifications will vary based on the clinical needs of our patients. For additional information regarding our reimbursement changes see “Overview – Economic and Industry Factors”.

In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness or through sales of equity. As of December 31, 2013, we had $17.3 million in cash and cash equivalents and $142.8 million in availability under our $165.0 million Revolving Credit Facility.

During 2013, we spent $6.5 million in routine capital expenditures compared to $21.1 million and $19.1 million during 2012 and 2011, respectively. Routine capital expenditures primarily include equipment and computer software and hardware. In addition, we spent $35.2 million in non-routine capital expenditures related to enhancements to our point of care software compared to $27.2 million and $25.3 million during 2012 and 2011. Our routine and non-routine capital expenditures for 2014 are expected to be approximately $11.1 million and $6.9 million, respectively.

Due to an agreement in principle being reached with respect to a settlement with the U.S. Department of Justice, on November 11, 2013, we entered into the second amendment to our Credit Agreement, which amends our existing Credit Agreement dated as of October 26, 2012, to add certain covenants, representations and other provisions in the Credit Agreement to, among other things, allow for the settlement of both the U.S Department of Justice investigation and the Stark Law Self-Referral matter (and related expenses). This amendment also (i) amends certain covenants, representations and other provisions in the Credit Agreement, (ii) revises the exclusions and baskets associated with certain of the representations and covenants in the Credit Agreement relating to the incurrence of liens, the incurrence of additional debt, sales of assets and other fundamental corporate changes, acquisitions, investments, and capital expenditures, (iii) revises the exceptions and baskets associated with the financial covenants that we are required to maintain under the Credit Agreement and (iv) required us to grant a security interest in substantially all our and our wholly-owned subsidiaries non-real estate assets.

The agreement in principle with the U.S. Department of Justice calls for payment of the aggregate sum of $150 million, plus interest thereon at a rate of 2.25 percent per annum, as follows: (a) $115 million plus interest thereon to be payable upon execution of the settlement documents, and (b) $35 million plus interest thereon to be payable six months thereafter. We plan to use cash on hand and our availability under our Revolving Credit Facility to make the required payments once a settlement has been finalized. See Note 10 – Commitments and Contingencies to our consolidated financial statements for additional information regarding the U.S. Department of Justice settlement.

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

Outstanding Patient Accounts Receivable

Our patient accounts receivable, net decreased $58.1 million from December 31, 2012 to December 31, 2013. Our cash collection as a percentage of revenue was 107.2% and 100.6% for December 31, 2013 and 2012, respectively. Our days revenue outstanding, net at December 31, 2013 decreased 9.4 days from 41.5 days at December 31, 2012.

Our patient accounts receivable includes unbilled receivables and are aged based upon our initial service date. At December 31, 2013, our unbilled patient accounts receivable, as a percentage of gross patient accounts receivable, was 34.7%, or $44.8 million, compared to 32.2%, or $63.4 million, at December 31, 2012. We monitor unbilled receivables on a care center by care center basis to ensure that all efforts are made to bill claims within timely filing deadlines. The timely filing deadline for Medicare is one year from the date the episode was completed and varies by state for Medicaid-reimbursable services and among insurance companies and other private payors.

Our provision for estimated revenue adjustments (which is deducted from our service revenue to determine net service revenue) and provision for doubtful accounts were as follows for the periods indicated (amounts in millions). We fully reserve for both our Medicare and other patient accounts receivable that are aged over 365 days.

	For the Years Ended December 31,
	2013	2012
Provision for estimated revenue adjustments(1)	$9.4	$10.6
Provision for doubtful accounts(2)	16.4	21.7

Total	$25.8	$32.3

As a percent of revenue	2.0%	2.2%

(1)	Includes $0.4 million and $0.7 million from discontinued operations for the years ended December 31, 2013 and 2012, respectively.
(2)	Includes $0.6 million and $0.7 million from discontinued operations for the years ended December 31, 2013 and 2012, respectively.

The following schedules detail our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding, net):

	0-90	91-180	181-365	Over 365	Total
At December 31, 2013:
Medicare patient accounts receivable, net(1)	$66.7	$8.7	$—	$—	$75.4

Other patient accounts receivable:
Medicaid	11.4	2.6	1.3	0.3	15.6
Private	19.8	8.0	3.9	2.6	34.3

Total	$31.2	$10.6	$5.2	$2.9	$49.9

Allowance for doubtful accounts(2)					(14.2)

Non-Medicare patient accounts receivable, net					$35.7

Total patient accounts receivable, net					$111.1

Days revenue outstanding, net(3)					32.1

	0-90	91-180	181-365	Over 365	Total
At December 31, 2012:
Medicare patient accounts receivable, net(1)	$96.2	$17.1	$2.1	$—	$115.4

Other patient accounts receivable:
Medicaid	14.9	4.4	2.0	0.3	21.6
Private	30.4	12.9	7.8	2.1	53.2

Total	$45.3	$17.3	$9.8	$2.4	$74.8

Allowance for doubtful accounts(2)					(21.0)

Non-Medicare patient accounts receivable, net					$53.8

Total patient accounts receivable, net					$169.2

Days revenue outstanding, net(3)					41.5

(1)

The following table summarizes the activity and ending balances in our estimated revenue adjustments (amounts in millions), which is recorded to reduce our Medicare outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the Years Ended December 31,
	2013	2012
Balance at beginning of period	$6.4	$6.8
Provision for estimated revenue adjustments(a)	9.4	10.6
Write offs	(11.9)	(11.0)

Balance at end of period	$3.9	$6.4

(a)	Includes $0.4 million and $0.7 million from discontinued operations for the years ended December 31, 2013 and 2012, respectively.

Our estimated revenue adjustments were 4.9% and 5.3% of our outstanding Medicare patient accounts receivable at December 31, 2013 and December 31, 2012, respectively.

(2)

The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in millions), which is recorded to reduce only our Medicaid and private payer outstanding patient accounts receivable to their estimated net realizable value.

	For the Years Ended December 31,
	2013	2012
Balance at beginning of period	$21.0	$17.4
Provision for doubtful accounts(a)	16.4	21.7
Write offs	(23.2)	(18.1)

Balance at end of period	$14.2	$21.0

(a)	Includes $0.6 million and $0.7 million from discontinued operations for the years ended December 31, 2013 and 2012 respectively.

Our allowance for doubtful accounts was 28.5% and 28.1% of our outstanding Medicaid and private patient accounts receivable at December 31, 2013 and 2012, respectively.

(3)

Our calculation of days revenue outstanding, net is derived by dividing our ending net patient accounts receivable (i.e., net of estimated revenue adjustments and allowance for doubtful accounts ) at December 31, 2013 and 2012 by our average daily net patient revenue for the three-month periods ended December 31, 2013 and 2012, respectively.

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

The proceeds of the Term Loan and existing cash were used to pay off our existing term loan under our $250 million Revolving Credit Facility dated March 26, 2008 with a principal balance of $15 million and a portion of our existing senior notes with a principal balance of $60 million. The final maturity of the Term Loan is October 26, 2017. The Term Loan amortizes beginning December 31, 2012 in 20 equal quarterly installments of $3.0 million (subject to adjustment for prepayments), with the remaining balance due upon maturity. As of December 31, 2013, the principal balance of the Term Loan was $45.0 million and is due on October 26, 2017.

On November 11, 2013, we entered into the second amendment to our Credit Agreement which amends our existing Credit Agreement dated as of October 26, 2012, to add certain covenants, representations and other provisions in the Credit Agreement to, among other things, allow for the settlement of both the U.S. Department of Justice investigation and Stark Law Self-Referral matter (and related expenses). This amendment also (i) amends certain covenants, representations and other provisions in the Credit Agreement, (ii) revises the exclusions and baskets associated with certain of the representations and covenants in the Credit Agreement relating to the incurrence of liens, the incurrence of additional debt, sales of assets and other fundamental corporate changes, acquisitions, investments, and capital expenditures, (iii) revises the exceptions and baskets associated with the two financial covenants that we are required to maintain under the Credit Agreement and the ability to make restricted payments, and (iv) required us to grant a security interest in substantially all our and our wholly-owned subsidiaries non-real estate assets pursuant to the Security Agreement (as hereafter defined).

The interest rate in connection with the Credit Facilities as amended on November 11, 2013, shall be selected from the following by us: (i) the ABR Rate plus the Applicable Margin (the “Base Rate Advance”) or (ii) the Eurodollar Rate plus the Applicable Margin (the “Eurodollar Rate Advance”). The ABR Rate means the greatest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% per annum and (c) the Eurodollar Rate for an interest period of one month plus 1% per annum. The “Eurodollar Rate” means the rate at which Eurodollar deposits in the London interbank market for an interest period of one, two, three or six months (as selected by us) are quoted. The “Applicable Margin” means 1.50% per annum for Base Rate Advances and 2.50% per annum for Eurodollar Rate Advances, subject to adjustment depending on our leverage ratio at the end of each quarter as presented in the table below. We are also subject to a commitment fee under the terms of the Credit Facilities, as presented in the table below.

Total Leverage Ratio	Margin for ABR Loans	Margin for Eurodollar Loans	Commitment Fee
≥ 2.50	2.25%	3.25%	0.50%
< 2.50 and ≥ 2.00	2.00%	3.00%	0.50%
< 2.00 and ≥ 1.50	1.75%	2.75%	0.50%
< 1.50	1.50%	2.50%	0.45%

Our weighted average interest rate for our five year $60.0 million Term Loan was 2.8% for 2013 and 1.7% for 2012.

Our Credit Agreement, as amended on November 11, 2013, requires us to meet two financial covenants. One is a leverage ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and the second is a fixed charge coverage ratio of adjusted EBITDA plus rent expense (“EBITDAR”) (less capital expenditures less cash taxes) to scheduled debt repayments plus interest expense plus rent expense. These thresholds vary over the term of the credit facility. As of December 31, 2013, our total leverage ratio was 2.9 and our fixed charge coverage ratio was 1.4 and we are in compliance with the Credit Agreement. We currently anticipate we will be in compliance with the covenants associated with our long-term obligations over the next 12 months. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.

As of December 31, 2013, our availability under our $165.0 million Revolving Credit Facility was $142.8 million as we had $22.2 million outstanding in letters of credit.

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

Termination of $250 Million Revolving Credit Facility

In connection with the execution of the new Credit Agreement and the amendment and waiver to the Note Purchase Agreement, our $250 million Revolving Credit Facility dated as of March 26, 2008 was terminated on October 26, 2012. The remaining unamortized deferred debt issuance costs related to the $250 million Revolving Credit Facility were written off in proportion to the reduction in our borrowing capacity. The balance of the unamortized deferred debt issuance costs related to the $250 million Revolving Credit Facility shall be deferred and amortized over the term of the new Credit Agreement.

Repayment of Series B Senior Notes

As consideration for entering into the Second Amendment to our Credit Agreement, prior to the effective date thereof, we repaid the $20 million outstanding principal amount of our Series B Senior Notes due March 25, 2014 (the “Series B Notes”). A prepayment fee of $0.4 million was made in connection with the repayment of the Series B Notes prior to their stated date of maturity.

Promissory Notes

Our promissory notes outstanding of $1.9 million as of December 31, 2013 were generally issued in amounts between $2.5 million and $10.8 million and bear interest in a range of 1.0% to 1.97%. These promissory notes are primarily promissory notes issued for software licenses.

Contractual Obligations and Medicare Liabilities

Our future contractual obligations and Medicare liabilities at December 31, 2013 were as follows (amounts in millions):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term obligations	$46.9	$13.9	$24.0	$9.0	$—
Interest on long-term obligations(1)	3.1	1.4	1.5	0.2	—
U.S. Department of Justice settlement(2)	151.3	151.3	—	—	—
Operating leases(3)	57.3	24.3	25.6	7.1	0.3
Capital commitments	12.1	12.1	—	—	—
Purchase obligations	16.0	7.4	7.9	0.7	—
Medicare liabilities	1.1	1.1	—	—	—
Uncertain tax positions	3.9	3.9	—	—	—

	$291.7	$215.4	$59.0	$17.0	$0.3

(1)	Interest on debt with variable rates was calculated using the current rate of that particular debt instrument at December 31, 2013.
(2)	Includes interest accrued at the rate of 2.25% from the date of settlement.
(3)	Operating lease obligations for our discontinued operation locations amounted to $2.7 million at December 31, 2013.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, collectability of accounts receivable, reserves related to insurance and litigation, goodwill, intangible assets, income taxes and contingencies. We base these estimates on our historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results experienced may vary materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations may be affected.

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

Home Health Revenue Recognition

Medicare Revenue

Net service revenue is recorded under the Medicare prospective payment system (“PPS”) based on a 60-day episode payment rate that is subject to adjustment based on certain variables. We make adjustments to Medicare revenue on completed episodes to reflect differences between estimated and actual payment amounts, and our discovered inability to obtain appropriate billing documentation or authorizations and other reasons unrelated to credit risk. We estimate the impact of such adjustments based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record this estimate during the period in which services are rendered as an estimated revenue adjustment and a corresponding reduction to patient accounts receivable. In addition, management evaluates the potential for revenue adjustments and, when appropriate, provides allowances based upon the best available information.

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

Hospice Revenue Recognition

Hospice Medicare Revenue

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily or hourly rates for each of the four levels of care we deliver. We make adjustments to Medicare revenue for our discovered inability to obtain appropriate billing documentation or authorizations and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes our historical collection rate on Medicare claims, and record it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable.

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap for each provider number, we monitor these caps and estimate amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in other accrued liabilities. We have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2011 as of December 31, 2013. As of December 31, 2013, we have recorded $4.0 million for estimated amounts due back to Medicare in other accrued liabilities for the Federal cap years ended October 31, 2012 through October 31, 2014.

As of December 31, 2012, we have recorded $4.8 million for estimated amounts due back to Medicare in other accrued liabilities for the Federal cap years ended October 31, 2010 through October 31, 2013.

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

Patient Accounts Receivable – Allowance for Doubtful Accounts

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

Each of our operating segments described in the notes to our financial statements is considered to represent an individual reporting unit for goodwill impairment testing purposes. We consider each of our home health care centers to constitute an individual business for which discrete financial information is available. However, since these care centers have substantially similar operating and economic characteristics and resource allocation and significant investment decisions concerning these businesses are centralized and the benefits broadly distributed, we have aggregated these care centers and deemed them to constitute a single reporting unit. We have applied this same aggregation principle to our hospice care centers and have also deemed them to be a single reporting unit.

During 2013, we did not record any goodwill impairment charges and none of the goodwill associated with our various reporting units were considered at risk of impairment as of October 31, 2013. Since the date of our last annual goodwill impairment test, there have been no material developments, events, changes in operating performance or other circumstances that would cause management to believe it is more likely than not that the fair value of any of our reporting units would be less than its carrying amount.

Intangible assets consist of Certificates of Need, licenses, acquired names, non-compete agreements and reacquired franchise rights. We amortize non-compete agreements, acquired names that we do not intend to use in the future and reacquired franchise rights on a straight-line basis over their estimated useful lives, which is generally three years for non-compete agreements and up to five years for reacquired franchise rights and acquired names. During step one of our annual goodwill impairment test, we determined that the fair value of certain intangible assets was less than the carrying value and as a result recognized a non-cash other intangibles impairment charge of $4.6 million during the fourth quarter of 2013. These impairments did not have any impact on our compliance with our debt covenants or on our cash flows.

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

Management regularly assesses the ability to realize deferred tax assets recorded in the Company’s entities based upon the weight of available evidence, including such factors as the recent earnings history and expected future taxable income. During 2012, we released a valuation allowance on specific deferred tax assets as a result of the implementation of a tax planning strategy. In the event future taxable income is below management’s estimates or is generated in tax jurisdictions different than projected, we could be required to increase the valuation allowance for deferred tax assets. This would result in an increase in our effective tax rate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility and Term Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our consolidated statements of operations and our consolidated statements of cash flows will be exposed to changes in interest rates. As of December 31, 2013, the total amount of outstanding debt subject to interest rate fluctuations was $45.0 million. A 1.0% interest rate change would cause interest expense to change by approximately $0.5 million annually.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2013, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2013, the end of the period covered by this Annual Report.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded our internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended December 31, 2013, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of December 2013, the end of the period covered by this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Amedisys, Inc.:

We have audited Amedisys, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Amedisys, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Amedisys, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992), issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Amedisys, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 12, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baton Rouge, Louisiana

March 12, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the 2014 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

Code of Conduct and Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. This code of ethics, which is entitled Code of Ethical Business Conduct, is posted at our internet website, http://www.amedisys.com. Any amendments to, or waivers of the code of ethics will be disclosed on our website promptly following the date of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2014 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2014 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2014 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the 2014 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

		Report of independent registered public accounting firm	F-1
		Consolidated balance sheets at December 31, 2013 and 2012	F-2
For each of the years in the three-year period ended December 31, 2013:
		Consolidated statements of operations	F-3
		Consolidated statements of comprehensive (loss) income	F-4
		Consolidated statements of stockholders’ equity	F-5
		Consolidated statements of cash flows	F-6
		Notes to consolidated financial statements	F-7

	2.	Financial Statement Schedules

There are no financial statement schedules included in this report as they are either not applicable or included in the financial statements.

	3.	Exhibits

The Exhibits are listed in the Index of Exhibits Required by Item 601 of Regulation S-K included herewith, which is incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDISYS, INC.

By:	/S/ RONALD A. LABORDE
Ronald A. LaBorde,
President, Interim Chief Executive Officer
And Member of the Board

Date: March 12, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/S/ RONALD A. LABORDE Ronald A. LaBorde	President, Interim Chief Executive Officer and Member of the Board (Principal Executive Officer and Principal Financial Officer)	March 12, 2014

/S/ SCOTT G. GINN Scott G. Ginn	Senior Vice President of Accounting and Controller (Principal Accounting Officer)	March 12, 2014

/S/ LINDA J. HALL Linda J. Hall	Director	March 12, 2014

/S/ JAKE L. NETTERVILLE Jake L. Netterville	Director	March 12, 2014

/S/ DAVID R. PITTS David R. Pitts	Non-Executive Co-Chairman of the Board	March 12, 2014

/S/ PETER F. RICCHIUTI Peter F. Ricchiuti	Director	March 12, 2014

/S/ DONALD A. WASHBURN Donald A. Washburn	Non-Executive Co-Chairman of the Board	March 12, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Amedisys, Inc.:

We have audited the accompanying consolidated balance sheets of Amedisys, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amedisys, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Amedisys Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Baton Rouge, Louisiana
March 12, 2014

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	As of December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$17,303	$14,545
Patient accounts receivable, net of allowance for doubtful accounts of $14,231, and $20,994	111,133	169,172
Prepaid expenses	10,669	10,631
Deferred income taxes	55,329	—
Other current assets	10,785	11,440
Assets held for sale	60	—

Total current assets	205,279	205,788
Property and equipment, net of accumulated depreciation of $129,891 and $113,154	159,025	156,709
Goodwill	208,915	209,594
Intangible assets, net of accumulated amortization of $25,133 and $23,457	36,690	47,050
Deferred income taxes	90,214	92,804
Other assets, net	26,283	18,650

Total assets	$726,406	$730,595

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$20,139	$29,175
Accrued charge related to U.S. Department of Justice settlement	150,000	—
Payroll and employee benefits	70,801	79,341
Accrued expenses	57,572	54,855
Current portion of long-term obligations	13,904	35,807
Current portion of deferred income taxes	—	5,609

Total current liabilities	312,416	204,787
Long-term obligations, less current portion	33,000	66,904
Other long-term obligations	8,511	4,671

Total liabilities	353,927	276,362

Commitments and Contingencies – Note 10
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common Stock, $0.001 par value, 60,000,000 shares authorized; 33,413,970, and 31,876,508 shares issued; and 32,538,971 and 31,086,619 shares outstanding	33	32
Additional paid-in capital	467,890	450,792
Treasury Stock at cost 874,999, and 789,889 shares of common stock	(18,176)	(17,116)
Accumulated other comprehensive income	15	15
Retained earnings	(77,561)	18,617

Total Amedisys, Inc. stockholders’ equity	372,201	452,340
Noncontrolling interests	278	1,893

Total equity	372,479	454,233

Total liabilities and equity	$726,406	$730,595

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2013	2012	2011
Net service revenue	$1,249,344	$1,440,836	$1,418,464
Cost of service, excluding depreciation and amortization	717,996	810,704	750,439
General and administrative expenses:
Salaries and benefits	302,564	327,111	319,634
Non-cash compensation	6,519	7,217	8,292
Other	164,991	182,345	178,880
Provision for doubtful accounts	15,882	21,011	12,646
Depreciation and amortization	36,871	39,200	37,808
U.S. Department of Justice settlement	150,000	—	—
Goodwill and other intangibles impairment charge	9,492	162,103	579,955

Operating expenses	1,404,315	1,549,691	1,887,654

Operating loss	(154,971)	(108,855)	(469,190)
Other income (expense):
Interest income	54	65	231
Interest expense	(4,412)	(12,116)	(8,788)
Equity in earnings from equity investments	1,520	1,695	1,494
Miscellaneous, net	4,334	3,934	(794)

Total other income (expense), net	1,496	(6,422)	(7,857)

Loss before income taxes	(153,475)	(115,277)	(477,047)
Income tax benefit	58,773	20,020	102,739

Loss from continuing operations	(94,702)	(95,257)	(374,308)
Discontinued operations, net of tax	(3,073)	(3,326)	(8,034)

Net loss	(97,775)	(98,583)	(382,342)
Net loss (income) attributable to noncontrolling interests	1,597	14,995	(122)

Net loss attributable to Amedisys, Inc.	$(96,178)	$(83,588)	$(382,464)

Basic and diluted earnings per common share:
Loss from continuing operations attributable to Amedisys, Inc. common stockholders	$(2.98)	$(2.68)	$(13.05)
Discontinued operations, net of tax	(0.10)	(0.11)	(0.28)

Loss attributable to Amedisys, Inc. common stockholders	$(3.08)	$(2.79)	$(13.33)

Weighted average shares outstanding	31,247	29,896	28,693

Amounts attributable to Amedisys, Inc. common stockholders:
Loss from continuing operations	$(93,105)	$(80,262)	$(374,430)
Discontinued operations, net of tax	(3,073)	(3,326)	(8,034)

Net loss	$(96,178)	$(83,588)	$(382,464)

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Net loss	$(97,775)	$(98,583)	$(382,342)
Other comprehensive income (loss)
Unrealized gain (loss) on deferred compensation plan assets	—	2	(12)

Comprehensive loss	(97,775)	(98,581)	(382,354)
Comprehensive loss (income) attributable to non-controlling interests	1,597	14,995	(122)

Comprehensive loss attributable to Amedisys, Inc.	$(96,178)	$(83,586)	$(382,476)

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except common stock shares)

	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss (Income)	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2010	$879,715	29,232,807	$29	$407,156	$(14,022)	$25	$484,669	$1,858
Issuance of stock – employee stock purchase plan	5,149	242,789	—	5,149	—	—	—	—
Issuance of stock – 401(k) plan	12,002	475,715	1	12,001	—	—	—	—
Exercise of stock options	245	7,336	—	245	—	—	—	—
Issuance of non-vested stock	—	369,902	—	—	—	—	—	—
Non-cash compensation	8,292	—	—	8,292	—	—	—	—
Tax deficit from stock options cancelled or exercised, restricted stock vesting and employee stock purchase plan	(453)	—	—	(453)	—	—	—	—
Surrendered shares	(1,748)	—	—	—	(1,748)	—	—	—
Noncontrolling interest distribution	(700)	—	—	—	—	—	—	(700)
Net income (loss)	(382,342)	—	—	—	—	—	(382,464)	122
Unrealized (loss) on deferred compensation plan assets	(12)	—	—	—	—	(12)	—	—

Balance, December 31, 2011	520,148	30,328,549	30	432,390	(15,770)	13	102,205	1,280
Issuance of stock – employee stock purchase plan	3,913	360,114	—	3,913	—	—	—	—
Issuance of stock – 401(k) plan	9,324	729,915	1	9,323	—	—	—	—
Exercise of stock options	156	22,119	—	156	—	—	—	—
Issuance of non-vested stock	—	435,811	1	(1)	—	—	—	—
Non-cash compensation	7,217	—	—	7,217	—	—	—	—
Tax deficit from stock options cancelled or exercised, restricted stock vesting and employee stock purchase plan	(3,045)	—	—	(3,045)	—	—	—	—
Surrendered shares	(1,346)	—	—	—	(1,346)	—	—	—
Acquired noncontrolling interests	15,931	—	—	—	—	—	—	15,931
Noncontrolling interest distribution	(323)	—	—	—	—	—	—	(323)
Assets contributed to equity investment	839	—	—	839	—	—	—	—
Net loss	(98,583)	—	—	—	—	—	(83,588)	(14,995)
Unrealized gain on deferred compensation plan assets	2	—	—	—	—	2	—	—

Balance, December 31, 2012	454,233	31,876,508	32	450,792	(17,116)	15	18,617	1,893
Issuance of stock – employee stock purchase plan	3,181	303,989	—	3,181	—	—	—	—
Issuance of stock – 401(k) plan	8,581	702,391	1	8,580	—	—	—	—
Exercise of stock options	261	37,558	—	261	—	—	—	—
Issuance of non-vested stock	—	493,524	—	—	—	—	—	—
Non-cash compensation	6,519	—	—	6,519	—	—	—	—
Tax deficit from stock options cancelled or exercised, restricted stock vesting and employee stock purchase plan	(2,152)	—	—	(2,152)	—	—	—	—
Surrendered shares	(1,060)	—	—	—	(1,060)	—	—	—
Acquired noncontrolling interests	145	—	—	—	—	—	—	145
Noncontrolling interest distribution	(163)	—	—	—	—	—	—	(163)
Assets contributed to equity investment	709	—	—	709	—	—	—	—
Net loss	(97,775)	—	—	—	—	—	(96,178)	(1,597)

Balance, December 31, 2013	$372,479	33,413,970	$33	$467,890	$(18,176)	$15	$(77,561)	$278

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net loss	$(97,775)	$(98,583)	$(382,342)
Adjustments to reconcile net loss to net cash provided by operating activities:
U.S. Department of Justice settlement	150,000	—	—
Depreciation and amortization	37,383	40,059	39,559
Provision for doubtful accounts	16,461	21,728	13,708
Non-cash compensation	6,519	7,217	8,292
401(k) employer match	7,998	10,013	7,550
Loss on disposal of property and equipment	2,742	1,471	2,440
Gain on sale of care centers	(1,752)	—	—
Deferred income taxes	(57,095)	(31,161)	(122,402)
Write off of deferred debt issuance costs	121	573	—
Equity in earnings of equity investments	(1,520)	(1,695)	(1,494)
Amortization of deferred debt issuance costs	699	1,442	1,576
Return on equity investment	1,650	1,575	1,638
Goodwill and other intangibles impairment charge	9,492	162,103	579,955
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	41,578	(42,840)	(6,526)
Other current assets	(501)	10,622	(2,033)
Other assets	(1,596)	(927)	(258)
Accounts payable	(9,876)	8,072	(1,521)
Accrued expenses	(6,104)	(19,994)	5,049
Other long-term obligations	3,839	(181)	(1,981)

Net cash provided by operating activities	102,263	69,494	141,210

Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	128	312	985
Proceeds from the sale of property and equipment	1,809	631	—
Purchases of deferred compensation plan assets	(111)	(175)	(545)
Purchases of property and equipment	(41,736)	(48,262)	(44,415)
Purchase of investment	(10,067)	—	(4,500)
Acquisitions of businesses, net of cash acquired	(1,627)	(12,499)	(132,235)
Proceeds from disposition of care centers	5,146	—	—

Net cash used in investing activities	(46,458)	(59,993)	(180,710)

Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options and warrants	261	156	245
Proceeds from issuance of stock to employee stock purchase plan	3,181	3,913	5,149
Tax benefit from stock option exercises	57	—	—
Non-controlling interest distribution	(163)	(323)	(700)
Proceeds from revolving line of credit	25,500	—	—
Repayments of revolving line of credit	(25,500)	—	—
Proceeds from issuance of long-term obligations	—	60,000	—
Payment of deferred financing fees	(576)	(2,265)	—
Principal payments of long-term obligations	(55,807)	(104,441)	(37,485)

Net cash used in financing activities	(53,047)	(42,960)	(32,791)

Net increase (decrease) in cash and cash equivalents	2,758	(33,459)	(72,291)
Cash and cash equivalents at beginning of period	14,545	48,004	120,295

Cash and cash equivalents at end of period	$17,303	$14,545	$48,004

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,990	$7,779	$7,340

Cash paid for income taxes, net of refunds received	$3,385	$2,945	$11,655

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
Notes payable issued for/assumed in acquisitions	$—	$—	$1,058

Notes payable issued for software licenses	$—	$2,214	$—

Acquired non-controlling interests	$145	$15,931	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Amedisys, Inc., a Delaware corporation, and its consolidated subsidiaries (“Amedisys,” “we,” “us,” or “our”) are a multi-state provider of home health and hospice services with approximately 84%, 82% and 85% of our revenue derived from Medicare for 2013, 2012 and 2011, respectively. As of December 31, 2013, we owned and operated 367 Medicare-certified home health care centers, including three care centers held for sale, 92 Medicare-certified hospice care centers and one hospice inpatient unit in 37 states within the United States, the District of Columbia and Puerto Rico.

Use of Estimates

Our accounting and reporting policies conform with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). In preparing the consolidated financial statements, we are required to make estimates and assumptions that impact the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Reclassifications and Comparability

Certain reclassifications have been made to prior periods’ financial statements in order to conform to the current period’s presentation. During 2013, 2012 and 2011, we closed ten, three, and 29 care centers, respectively. In addition during 2013, we have consolidated 46 care centers with care centers servicing the same markets, sold assets associated with 20 care centers and classified three care centers as held for sale, which may affect the comparability of our operating results. In accordance with applicable accounting guidance, the results of operations for the care centers closed, sold or classified as held for sale are presented in discontinued operations in our consolidated financial statements. See Note 4 – Discontinued Operations and Assets Held for Sale for additional information regarding our discontinued operations.

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

Equity Investments

We consolidate investments when the entity is a variable interest entity and we are the primary beneficiary or if we have controlling interests in the entity, which is generally ownership in excess of 50%. During 2013, we recorded a $1.3 million goodwill impairment charge related to an investment we currently consolidate. Third party equity interests in our consolidated joint ventures are reflected as noncontrolling interests in our consolidated financial statements.

During 2013, we sold a 30% interest in three of our care centers while maintaining a controlling interest in the newly formed joint venture. We are accounting for this investment as a consolidated joint venture. The total cash consideration was $1.6 million resulting in a gain of $1.4 million.

We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a variable interest entity in which

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013

we are the primary beneficiary. The book value of investments that we accounted for under the equity method of accounting was $11.9 million as of December 31, 2013 and $8.9 million as of December 31, 2012. We account for investments in entities in which we have less than a 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee. The aggregate carrying amount of our cost method investment, which was acquired during the three-month period ended March 31, 2013, was $5.0 million as of December 31, 2013.

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

Home Health Revenue Recognition

Medicare Revenue

Net service revenue is recorded under the Medicare prospective payment system (“PPS”) based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited to: (a) an outlier payment if our patient’s care was unusually costly (capped at 10% of total reimbursement per provider number); (b) a low utilization payment adjustment (“LUPA”) if the number of visits was fewer than five; (c) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required (with various incremental adjustments made for additional visits, with larger payment increases associated with the sixth, fourteenth and twentieth visit thresholds); (e) adjustments to payments if we are unable to perform periodic therapy assessments; (f) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (g) changes in the base episode payments established by the Medicare Program; (h) adjustments to the base episode payments for case mix and geographic wages; and (i) recoveries of overpayments. In addition, we make adjustments to Medicare revenue if we find that we are unable to produce appropriate documentation of a face to face encounter between the patient and physician.

We make adjustments to Medicare revenue on completed episodes to reflect differences between estimated and actual payment amounts, our discovered inability to obtain appropriate billing documentation or authorizations and other reasons unrelated to credit risk. We estimate the impact of such adjustments based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record this estimate during the period in which services are rendered as an estimated revenue adjustment and a

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013

corresponding reduction to patient accounts receivable. In addition, management evaluates the potential for revenue adjustments and, when appropriate, provides allowances based upon the best available information. Therefore, we believe that our reported net service revenue and patient accounts receivable will be the net amounts to be realized from Medicare for services rendered.

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of December 31, 2013 and 2012, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and, therefore, the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our consolidated balance sheets for such periods.

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

Hospice Revenue Recognition

Hospice Medicare Revenue

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounts for 99% of our total net Medicare hospice service revenue for 2013, 2012 and 2011, respectively. We make adjustments to Medicare revenue for an inability to obtain appropriate billing documentation or acceptable authorizations and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes our historical collection rate on Medicare claims, and record it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable.

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap for each provider number, we monitor these caps and estimate amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in other accrued liabilities. We have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2011 as of December 31, 2013. As of December 31, 2013, we have recorded $4.0 million for estimated amounts due back to

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013

Medicare in other accrued liabilities for the Federal cap years ended October 31, 2012 through October 31, 2014. As of December 31, 2012, we have recorded $4.8 million for estimated amounts due back to Medicare in other accrued liabilities for the Federal cap years ended October 31, 2010 through October 31, 2013.

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

We believe the credit risk associated with our Medicare accounts, which represent 67% and 68% of our net patient accounts receivable at December 31, 2013 and December 31, 2012, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable, which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. During 2013, 2012 and 2011, we recorded $9.0 million, $9.9 million and $10.9 million, respectively, in estimated revenue adjustments to Medicare revenue.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013

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

Property and Equipment

Property and equipment is stated at cost and we depreciate it on a straight-line basis over the estimated useful lives of the assets. Additionally, we have internally developed computer software for our own use; such software development costs are capitalized. We currently have $71.0 million of internally developed software costs related to the development of AMS3 which will be amortized over a period of 15 years once placed in service. Additions and improvements (including interest costs for construction of qualifying long-lived assets) are capitalized. Maintenance and repair expenses are charged to expense as incurred. The cost of property and equipment sold or disposed of and the related accumulated depreciation are eliminated from the property and related accumulated depreciation accounts, and any gain or loss is credited or charged to other income (expense).

We consider our reporting units to represent asset groups for purposes of testing long-lived assets for impairment. We assess the impairment of a long-lived asset group whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include but are not limited to the following:

•	A significant change in the extent or manner in which the long-lived asset group is being used.

•	A significant change in the business climate that could affect the value of the long-lived asset group.

•	A significant change in the market value of the assets included in the asset group.

If we determine that the carrying value of long-lived assets may not be recoverable, we compare the carrying value of the asset group to the undiscounted cash flows expected to be generated by the asset group. If the carrying value exceeds the undiscounted cash flows, an impairment charge is indicated. An impairment charge is recognized to the extent that the carrying value of the asset group exceeds its fair value.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013

We generally provide for depreciation over the following estimated useful service lives.

Years
Building	39
Leasehold improvements	Lesser of life or lease or expected useful life
Equipment and furniture	3 to 7
Vehicles	5
Computer software	3 to 7

The following table summarizes the balances related to our property and equipment for 2013 and 2012 (amounts in millions):

	As of December 31,
	2013	2012
Land	$3.2	$3.2
Building and leasehold improvements	25.9	25.6
Equipment and furniture	106.6	127.8
Computer software	153.3	113.3

	289.0	269.9
Less: accumulated depreciation	(130.0)	(113.2)

	$159.0	$156.7

Depreciation expense for 2013, 2012 and 2011 was $35.2 million, $36.3 million and $33.6 million, respectively.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013

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

Each of our operating segments described in Note 14 – Segment Information is considered to represent an individual reporting unit for goodwill impairment testing purposes. We consider each of our home health care centers to constitute an individual business for which discrete financial information is available. However, since these care centers have substantially similar operating and economic characteristics and resource allocation and significant investment decisions concerning these businesses are centralized and the benefits broadly distributed, we have aggregated these care centers and deemed them to constitute a single reporting unit. We have applied this same aggregation principle to our hospice care centers and have also deemed them to be a single reporting unit.

During 2013, we did not record any goodwill impairment charges as a result of our annual impairment test and none of the goodwill associated with our various reporting units was considered at risk of impairment as of October 31, 2013. Since the date of our last annual goodwill impairment test, there have been no material developments, events, changes in operating performance or other circumstances that would cause management to believe it is more likely than not that the fair value of any of our reporting units would be less than its carrying amount.

Intangible assets consist of Certificates of Need, licenses, acquired names, non-compete agreements and reacquired franchise rights. We amortize non-compete agreements, acquired names that we do not intend to use in the future and reacquired franchise rights on a straight-line basis over their estimated useful lives, which is generally three years for non-compete agreements and up to five years for reacquired franchise rights and acquired names. During step one of our annual goodwill impairment test, we determined that the fair value of certain intangible assets was less than the carrying value and as a result recognized a non-cash other intangibles impairment charge of $4.6 million during the fourth quarter of 2013. These impairments did not have any impact on our compliance with our debt covenants or on our cash flows.

Debt Issuance Costs

We amortize deferred debt issuance costs related to our long-term obligations over its term through interest expense, unless the debt is extinguished, in which case unamortized balances are immediately expensed. We amortized $0.7 million, $1.4 million and $1.6 million in deferred debt issuance costs in 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, we had unamortized debt issuance costs of $2.2 million and $2.5 million, respectively, recorded as other assets in our accompanying consolidated balance sheets. During the fourth quarter of 2013, we expensed $0.1 million of unamortized debt issuance costs as we paid the outstanding principal amount associated with our existing senior notes. In addition, in connection with the Second Amendment to our Credit Agreement, we recorded $0.5 million in deferred debt issuance costs as other assets in our consolidated balance sheet. The unamortized debt issuance costs of $2.2 million at December 31, 2013, will be amortized over a weighted-average amortization period of 3.8 years.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

	Fair Value at Reporting Date Using
Financial Instrument	As of December 31, 2013	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$46.9	$—	$45.8	$—

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

Income Taxes

We use the asset and liability approach for measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates. Our deferred tax calculation requires us to make certain estimates about future operations. Deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date. As of December 31, 2013 and 2012 our deferred tax assets were $145.5 million and $92.8 million, respectively. As of December 31, 2012 our deferred tax liabilities were $5.6 million.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013

Share-Based Compensation

We record all share-based compensation as expense in the financial statements measured at the fair value of the award. We recognize compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the award. We reflect the excess tax benefits related to stock option exercises as financing cash flows. Share-based compensation expense for 2013, 2012 and 2011 was $6.5 million, $7.2 million and $8.3 million, respectively, and the total income tax benefit recognized for these expenses was $2.5 million, $1.3 million and $1.8 million, respectively.

Weighted-Average Shares Outstanding

Net loss per share attributable to Amedisys, Inc. common stockholders, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The following table sets forth, for the periods indicated, shares used in our computation of the weighted-average shares outstanding, which are used to calculate our basic and diluted net loss attributable to Amedisys, Inc. common stockholders (amounts in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Weighted average number of shares outstanding – basic	31,247	29,896	28,693
Effect of dilutive securities:
Stock options	—	—	—
Non-vested stock and stock units	—	—	—

Weighted average number of shares outstanding – diluted	31,247	29,896	28,693

Anti-dilutive securities	688	638	643

Advertising Costs

We expense advertising costs as incurred. Advertising expense for 2013, 2012 and 2011 was $3.9 million, $4.4 million and $4.5 million, respectively.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists requiring an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require new recurring disclosures. It is effective prospectively for fiscal years, and interim periods, within those years, beginning after December 15, 2013, with early adoption and retrospective application permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

3. ACQUISITIONS

We complete acquisitions from time to time in order to pursue our strategy of increasing our market presence by expanding our service base and enhancing our position in certain geographic areas as a leading provider of home health and hospice services. The purchase price paid for acquisitions is negotiated through arm’s length

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013

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

2013 Acquisitions

On February 11, 2013, we acquired a 66.7% interest in a joint venture with a medical center in Alabama for a total purchase price of $0.3 million (subject to certain adjustments). The purchase price was paid with cash on hand on the date of the transaction. In connection with the acquisition, we recorded goodwill ($0.1 million) and other intangibles ($0.2 million).

On March 7, 2013, we acquired one hospice care center in North Carolina for a total purchase price of $0.3 million. The purchase price was paid with cash on hand on the date of the transaction. In connection with the acquisition, we recorded goodwill ($0.1 million) and other intangibles ($0.2 million).

On November 4, 2013, we acquired an 80% interest in a hospice joint venture with a hospital in West Virginia for a total purchase price of $1.0 million. The purchase price was paid with cash on hand on the date of the transaction. In connection with the acquisition, we recorded goodwill ($0.8 million) and other intangibles ($0.2 million).

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

4. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

As part of our ongoing management of our portfolio of care centers, we review each care center’s current financial performance, market penetration, forecasted market growth and the impact of proposed CMS payment

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013

revisions. As a result of our review, we consolidated 41 home health care centers and five hospice care centers with care centers servicing the same markets, sold 19 home health care centers and one hospice care center and closed 10 home health care centers during 2013. We had previously classified 28 of these care centers as held for sale during 2013 and we have three care centers remaining classified as held for sale at December 31, 2013.

During 2012, we closed three home health care centers and consolidated five home health care centers and four hospice care centers with care centers servicing the same markets.

During 2011, we consolidated 27 home health care centers and five hospice care centers with care centers servicing the same markets, closed 27 home health care centers and two hospice care centers and discontinued the start-up process associated with two prospective unopened home health care centers.

As we are exiting certain geographical areas and in accordance with applicable accounting guidance, the care centers which were closed, sold or classified as held for sale in 2013 (32 home health care centers and one hospice care center), closed in 2012 (three home health care centers) and closed in 2011 (27 home health care centers and two hospice care centers) are presented as discontinued operations in our consolidated financial statements. The care centers consolidated with care centers servicing the same markets are presented in continuing operations as we expect continuing cash flows from these markets. For additional information on the care centers consolidated with care centers servicing the same markets and the care centers sold see Note 12 – Exit Activities.

Net revenues and operating results for the periods presented for those care centers classified as discontinued operations are as follows (dollars in millions):

	For the Years Ended December 31,
	2013	2012	2011
Net revenues	$31.2	$47.2	$67.3
(Loss) before income taxes	(5.3)	(5.5)	(13.2)
Income tax benefit	2.2	2.2	5.2

Discontinued operations, net of tax	$(3.1)	$(3.3)	$(8.0)

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

During 2013, we did not record any goodwill impairment charges as a result of our annual impairment test and none of the goodwill associated with our various reporting units were considered at risk of impairment as of October 31, 2013. Since the date of our last annual goodwill impairment test, there have been no material developments, events, changes in operating performance or other circumstances that would cause management to believe it is more likely than not that the fair value of any of our reporting units would be less than its carrying amount.

During step one of our annual goodwill impairment test, we determined that the fair value of certain intangible assets was less than the carrying value and as a result recognized a non-cash other intangibles impairment charge of $4.6 million during the fourth quarter of 2013. In addition, we recorded impairment charges of $3.6 million related to intangibles associated with those care centers that were closed or consolidated during 2013 as discussed in Note 12 – Exit Activities. Also during 2013, we recorded a $1.3 million goodwill impairment charge related to an investment we currently consolidate as discussed in Note 1 – Nature of Operations, Consolidation and Presentation of Financial Statements. These impairments did not have any impact on our compliance with our debt covenant or on our cash flows.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013

During the fiscal year 2012, we recognized the following: a non-cash goodwill impairment charge of $157.9 million, a non-cash other intangibles impairment charge of $4.2 million and a deferred tax benefit of $37.0 million. The goodwill impairment charge primarily resulted from a further decline in our market capitalization and the other intangibles impairment charge was due to a change in the fair value of various non-amortizable licenses and trade names. Included in the non-cash goodwill and other intangibles impairment charges discussed above is $17.4 million and $3.1 million, respectively, related to an equity-method investment we were required to consolidate during the third quarter of 2012, as a result of a significant decline in the projected operating forecasts during the fourth quarter of 2012. These impairments did not have any impact on our compliance with our debt covenants or on our cash flows.

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

The following tables summarize the activity related to our goodwill for the 2013, 2012 and 2011 (amounts in millions):

	Goodwill
	Home Health	Hospice	Total
Balances at December 31, 2010	$723.3	$68.1	$791.4
Additions	—	114.1	114.1
Impairment	(570.8)	—	(570.8)

Balances at December 31, 2011	152.5	182.2	334.7
Additions	23.6	9.2	32.8
Impairment	(157.9)	—	(157.9)

Balances at December 31, 2012	18.2	191.4	209.6
Additions	0.1	0.9	1.0
Write-off(1)	(0.4)	—	(0.4)
Impairment	(1.3)	—	(1.3)

Balances at December 31, 2013	$16.6	$192.3	$208.9

(1)	Write-off of goodwill related to the sale of care centers as discussed in Note 12 – Exit Activities.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013

The following summarizes the activity related to our other intangible assets, net for 2013, 2012 and 2011 (amounts in millions):

	Other Intangible Assets, Net
	Certificates of Need and Licenses	Acquired Names of Business(1)	Non-Compete Agreements & Reacquired Franchise Rights(2)	Total
Balances at December 31, 2010	$41.7	$4.7	$7.0	$53.4
Additions	2.5	7.3	0.5	10.3
Write-off	(1.1)	—	—	(1.1)
Impairment	(9.1)	—	—	(9.1)
Amortization	—	(0.2)	(3.3)	(3.5)

Balances at December 31, 2011	34.0	11.8	4.2	50.0
Additions	3.6	—	0.4	4.0
Impairment	(3.9)	(0.3)	—	(4.2)
Amortization	—	—	(2.8)	(2.8)

Balances at December 31, 2012	33.7	11.5	1.8	47.0
Additions	0.6	—	—	0.6
Write-off(3)	(1.1)	—	—	(1.1)
Impairment	(7.8)	(0.4)	—	(8.2)
Amortization	—	—	(1.6)	(1.6)

Balances at December 31, 2013	$25.4	$11.1	$0.2	$36.7

(1)	Acquired Names of Business includes $11.1 million of unamortized acquired names and less than $0.1 million of amortized acquired names which have a weighted-average amortization period of 0.3 years.
(2)	The weighted-average amortization period of our non-compete agreements is 0.5 years.
(3)	Write-off of intangible assets related to the sale of care centers as discussed in Note 12 – Exit Activities.

We expect to recognize the remainder of our amortization expense related to intangible assets during 2014. The estimated aggregate amortization expense for 2014 is $0.2 million. See Note 3 – Acquisitions for further details on additions to goodwill and other intangible assets, net.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013

6. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts is presented below (amounts in millions):

	As of December 31,
	2013	2012
Other current assets:
Payroll tax escrow	$1.2	$1.3
Medicare withholds	0.9	6.3
Income tax receivable	5.7	—
Due from joint ventures	1.5	1.5
Other	1.5	2.3

	$10.8	$11.4

Other assets:
Workers’ compensation deposits	$0.2	$0.5
Health insurance deposits	1.2	1.2
Other miscellaneous deposits	0.9	1.1
Deferred financing fees	2.2	2.5
Investments	16.9	8.9
Other	4.9	4.5

	$26.3	$18.7

Accrued expenses:
Health insurance	$12.2	$9.5
Workers’ compensation	16.5	16.3
Legal and other settlements	6.2	6.9
Lease liability	1.8	1.2
Charity care	0.6	0.6
Estimated Medicare cap liability	4.0	4.8
Other	16.3	15.6

	$57.6	$54.9

Other long-term obligations:
Reserve for uncertain tax positions	$3.9	$0.4
Deferred compensation plan liability	3.4	3.4
Other	1.2	0.9

	$8.5	$4.7

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013

7. LONG-TERM OBLIGATIONS

Long-term debt consisted of the following for the periods indicated (amounts in millions):

	As of December 31,
	2013	2012
Senior Notes:
$35.0 million Series A Notes: semi-annual interest only payments; interest rate at 6.07% per annum; due March 25, 2013	$—	$20.0
$30.0 million Series B Notes: semi-annual interest only payments; interest rate at 6.28% per annum; due March 25, 2014	—	20.0
$60.0 million Term Loan; $3.0 million principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (3.42% at December 31, 2013); due October 26, 2017	45.0	57.0
Promissory notes	1.9	5.7

	46.9	102.7
Current portion of long-term obligations	(13.9)	(35.8)

Total	$33.0	$66.9

Maturities of debt as of December 31, 2013 are as follows (amounts in millions):

Long-term obligations
2014	$13.9
2015	12.0
2016	12.0
2017	9.0
2018	—

$46.9

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013

our existing senior notes with a principal balance of $60 million. The final maturity of the Term Loan is October 26, 2017. The Term Loan amortizes beginning December 31, 2012 in 20 equal quarterly installments of $3.0 million (subject to adjustment for prepayments), with the remaining balance due upon maturity.

On November 11, 2013, we entered into the second amendment to our Credit Agreement which amends our existing Credit Agreement dated as of October 26, 2012, to add certain covenants, representations and other provisions in the Credit Agreement to, among other things, allow for the settlement of both the U.S. Department of Justice investigation and Stark Law Self-Referral matter (and related expenses). This amendment also (i) amends certain covenants, representations and other provisions in the Credit Agreement, (ii) revises the exclusions and baskets associated with certain of the representations and covenants in the Credit Agreement relating to the incurrence of liens, the incurrence of additional debt, sales of assets and other fundamental corporate changes, acquisitions, investments, and capital expenditures, (iii) revises the exceptions and baskets associated with the two financial covenants that we are required to maintain under the Credit Agreement and the ability to make restricted payments and (iv) required us to grant a security interest in substantially all of our and our wholly-owned subsidiaries’ non-real estate assets pursuant to the Security Agreement.

The interest rate in connection with the Credit Facilities as amended on November 11, 2013, shall be selected from the following by us: (i) the ABR Rate plus the Applicable Margin (the “Base Rate Advance”) or (ii) the Eurodollar Rate plus the Applicable Margin (the “Eurodollar Rate Advance”). The ABR Rate means the greatest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% per annum and (c) the Eurodollar Rate for an interest period of one month plus 1% per annum. The “Eurodollar Rate” means the rate at which Eurodollar deposits in the London interbank market for an interest period of one, two, three or six months (as selected by us) are quoted. The “Applicable Margin” means 1.50% per annum for Base Rate Advances and 2.50% per annum for Eurodollar Rate Advances, subject to adjustment depending on our leverage ratio at the end of each quarter as presented in the table below. We are also subject to a commitment fee under the terms of the Credit Facilities, as presented in the table below.

Total Leverage Ratio	Margin for ABR Loans	Margin for Eurodollar Loans	Commitment Fee
≥ 2.50	2.25%	3.25%	0.50%
< 2.50 and ≥ 2.00	2.00%	3.00%	0.50%
< 2.00 and ≥ 1.50	1.75%	2.75%	0.50%
< 1.50	1.50%	2.50%	0.45%

Our weighted average interest rate for our five year $60.0 million Term Loan was 2.8% for 2013 and 1.7% for 2012.

Our Credit Agreement, as amended on November 11, 2013, requires us to meet two financial covenants. One is a leverage ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and the second is a fixed charge coverage ratio of adjusted EBITDA plus rent expense (“EBITDAR”) (less capital expenditures less cash taxes) to scheduled debt repayments plus interest expense plus rent expense. These thresholds vary over the term of the credit facility. As of December 31, 2013, our total leverage ratio was 2.9 and our fixed charge coverage ratio was 1.4 and we are in compliance with the Credit Agreement. We currently anticipate we will be in compliance with the covenants associated with our long-term obligations over the next 12 months. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.

As of December 31, 2013, our availability under our $165.0 million Revolving Credit Facility was $142.8 million as we had $22.2 million outstanding in letters of credit.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013

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

Termination of $250 Million Revolving Credit Facility

In connection with the execution of the new Credit Agreement and the amendment and waiver to the Note Purchase Agreement, our $250 million Revolving Credit Facility dated as of March 26, 2008 was terminated on October 26, 2012. The remaining unamortized deferred debt issuance costs related to the $250 million Revolving Credit Facility were written off in proportion to the reduction in our borrowing capacity. The balance of the unamortized deferred debt issuance costs related to the $250 million Revolving Credit Facility shall be deferred and amortized over the term of the new Credit Agreement.

Repayment of Series B Senior Notes

As consideration for entering into the Second Amendment to our Credit Agreement, prior to the effective date thereof, we repaid the $20 million outstanding principal amount of our Series B Senior Notes due March 25, 2014 (the “Series B Notes”). A prepayment fee of $0.4 million was made in connection with the repayment of the Series B Notes prior to their stated date of maturity.

Promissory Notes

Our promissory notes outstanding of $1.9 million as of December 31, 2013 were generally issued in amounts between $2.5 million and $10.8 million and bear interest in a range of 1.0% to 1.97%. These promissory notes are primarily promissory notes issued for software licenses.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013

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

In September 2013, the U.S. Department of the Treasury and the Internal Revenue Service issued final regulations addressing the acquisition, production and improvement of tangible property, and also proposed regulations addressing the disposition of property. These regulations replace previously issued temporary regulations and are effective for tax years beginning January 1, 2014, with optional adoption permitted in 2013. We have not adopted these regulations in 2013 and are in the process of analyzing the impact of these new regulations but do not believe they will have a material impact on our consolidated financial statements.

The total provision for income taxes consist of the following (amounts in millions):

	For the Years Ended December 31,
	2013	2012	2011
Current income tax expense/(benefit):
Federal	$(2.0)	$9.8	$15.9
State and local	0.3	1.4	3.8

	(1.7)	11.2	19.7

Deferred income tax expense/(benefit):
Federal	(43.2)	(25.7)	(103.1)
State and local	(13.9)	(5.5)	(19.3)

	(57.1)	(31.2)	(122.4)

Income tax expense/(benefit)	$(58.8)	$(20.0)	$(102.7)

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013

Net deferred tax assets consist of the following components (amounts in millions):

	As of December 31,
	2013	2012
Current portion of deferred tax assets (liabilities):
Allowance for doubtful accounts	$5.6	$8.2
Accrued expenses	1.1	1.2
Settlement Accrual	59.3	—
Workers’ compensation	7.0	6.7
Deferred revenue	(18.5)	(22.0)
Other	0.8	0.3

Current portion of deferred tax assets (liabilities)	55.3	(5.6)
Noncurrent portion of deferred tax assets (liabilities):
Amortization of intangible assets	102.6	114.0
Property and equipment	(24.1)	(32.4)
Share-based compensation	3.9	5.2
Other	2.7	2.2
NOL carry forward, expiring beginning in 2013	5.3	4.0
Less: valuation allowance	(0.2)	(0.2)

Noncurrent portion of deferred tax assets (liabilities):	90.2	92.8

Net deferred tax assets (liabilities)	$145.5	$87.2

As of December 31, 2013, we have state net operating loss (“NOL”) carry forwards of approximately $117.5 million.

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

We establish our valuation allowance on deferred tax assets when it is more likely than not that some portion or all of our deferred tax assets will not be realized. Our valuation allowance remained the same from 2012.

Our provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate to net (loss) income before income taxes from continuing operations. The sources of the tax effects of the difference are as follows:

	For the Years Ended December 31,
	2013	2012	2011
Income tax expense/(benefit) computed on federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes and other, net of federal benefit	(4.4)	(2.4)	(2.3)
Valuation allowance	—	0.1	(0.5)
Tax credits	(1.2)	(2.1)	—
Goodwill impairment	0.3	20.9	16.0
Nondeductible expenses and other, net	2.0	1.1	0.3

Income tax expense/(benefit)	(38.3)%	(17.4)%	(21.5)%

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013

For the year ended December 31, 2013, the effective tax rate on pretax (loss) income from continuing operations was a benefit of 38.3 percent. The effective tax rate for the year ended December 31, 2013, attributable to continuing operations differs from the statutory rate primarily due to state taxes, non-deductible expenses, and tax credits.

The effective tax rate on the pre-tax income from continuing operations for the year ended December 31, 2012, differs from the statutory rate primarily due to state taxes, a goodwill impairment that was non-deductible for tax purposes and tax credits.

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

Uncertain Tax Positions

We account for uncertain tax positions in accordance with the authoritative guidance for uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in millions):

	For the Years Ended December 31,
	2013	2012
Balance at beginning of period	$0.4	$—
Plus: additions for tax positions of prior years	3.5	0.4

Balance at end of period	$3.9	$0.4

As of December 31, 2013, there are $3.9 million of uncertain tax benefits accrued within the financial statements.

To the extent penalties and interest are assessed on any underpayment of income tax, such amounts are accrued and classified as either a component of tax penalties or interest expense in accrued expenses in our consolidated balance sheet. This is an accounting policy election. As of December 31, 2013, there is less than $0.1 million of interest and penalties accrued on the balance sheet related to uncertain income tax positions.

We are subject to income taxes in the United States and in many of the 50 individual states, with significant operations in Louisiana, Alabama, Georgia, and Tennessee. We are open to examination in the United States and in various individual states for tax years ended December 2009 through December 2013. We are also open to examination in various states for the years ended 2001-2013 resulting from net operating losses generated and available for carry forward from those years.

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION

We are authorized by our Certificate of Incorporation to issue 60,000,000 shares of common stock, $0.001 par value and 5,000,000 shares of preferred stock, $0.001 par value. As of December 31, 2013, 33,413,970 shares and 32,538,971 shares of common stock and no shares of preferred stock were issued and outstanding, respectively. Our Board of Directors is authorized to fix the dividend rights and terms, conversion and voting rights, redemption rights and other privileges and restrictions applicable to our preferred stock.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013

Share-Based Awards

Our 2008 Omnibus Incentive Compensation Plan (the “Plan”) authorizes the grant of various types of equity-based awards, such as stock awards, restricted stock units, stock appreciation rights and stock options to eligible participants, which include all of our employees and all employees of our 50% or more owned subsidiaries, our non-employee directors and certain consultants. The vesting terms of the awards may be tied to continued employment (or, for our non-employee directors, continued service on the Board of Directors) and/or achievement of certain pre-determined performance goals. We refer to stock awards subject to service-based vesting conditions as “non-vested stock” and restricted stock units subject to service-based and performance-based or market-based vesting conditions as “non-vested stock units.” The Plan is administered by the Compensation Committee of our Board of Directors, which determines, within the provisions of the Plan, those eligible employees to whom, and the times at which, awards shall be granted. The Compensation Committee, in its discretion, may delegate its authority and duties under the Plan to specified officers; however, only the Compensation Committee may approve the terms of awards to our executive officers.

Equity-based awards may be granted for a number of shares not to exceed, in the aggregate, approximately 4.0 million shares of common stock, and we had approximately 1.7 million shares available at December 31, 2013. The price per share for stock options shall be of no less than the greater of (a) 100% of the fair value of a share of common stock on the date the option is granted or (b) the aggregate par value of the shares of our common stock on the date the option is granted. If a stock option is granted to any owner of 10% or more of our total combined voting power of us and our subsidiaries, the price is to be at least 110% of the fair value of a share of our common stock on the date the award is granted. Each equity-based award vests ratably over a 12 month-to-five year period, with the exception of those issued under contractual arrangements that specify otherwise, that may be exercised during a period as determined by our Compensation Committee or as otherwise approved by our Compensation Committee. The contractual terms of stock options exercised shall not exceed ten years from the date such option is granted.

Employee Stock Purchase Plan (“ESPP”)

We have a plan whereby our eligible employees may purchase our common stock at 85% of the market price at the time of purchase. On June 7, 2012, our stockholders ratified an amendment adopted by our Board of Directors to increase the total number of shares of our common stock authorized for the issuance under our ESPP from 2,500,000 shares to 4,500,000 shares, and as of December 31, 2013, there were 1,744,663 shares available for future issuance. The following is a detail of the purchases that were made or pending Board of Director approval under the plan:

Employee Stock Purchase Plan Period	Shares Issued	Price
2011 and Prior	2,142,223	$14.41
January 1, 2012 to March 31, 2012	82,619	12.29
April 1, 2012 to June 30, 2012	90,411	10.58
July 1, 2012 to September 30, 2012	83,269	11.75
October 1, 2012 to December 31, 2012	87,082	9.61
January 1, 2013 to March 31, 2013	90,799	9.45
April 1, 2013 to June 30, 2013	75,126	9.86
July 1, 2013 to September 30, 2013	50,982	14.63
October 1, 2013 to December 31, 2013	52,826	12.44

	2,755,337

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013

ESPP expense included in general and administrative expense in our accompanying consolidated income statements was $0.5 million, $0.7 million and $0.8 million for 2013, 2012 and 2011, respectively.

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of our stock options; however there have been no stock options granted during 2013, 2012 or 2011.

The following table presents our stock option activity for 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding options at January 1, 2013	243,886	$20.08	1.66
Exercised	(37,558)	6.95
Canceled, forfeited or expired	(11,835)	20.02

Outstanding options at December 31, 2013	194,493	$22.62	0.83

Exercisable options at December 31, 2013	194,493	$22.62	0.83

The aggregate intrinsic value of our outstanding options and exerciseable options at December 31, 2013 was less than $0.1 million. Total intrinsic value of options exercised was $0.2 million, $0.1 million and $0.7 million for 2013, 2012 and 2011, respectively.

All of our outstanding options were vested as of October 2008; therefore there was no non-vested stock option activity for 2013.

Non-Vested Stock

We issue shares of non-vested stock with vesting terms ranging from one to five years. The compensation expense is determined based on the market price of our common stock at the date of grant applied to the total number of shares that are anticipated to fully vest. Non-vested stock compensation expense included in general and administrative expenses in our accompanying consolidated income statements was $5.2 million, $6.4 million and $7.2 million for 2013, 2012 and 2011, respectively.

The following table presents our non-vested stock award activity for 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at January 1, 2013	643,353	$20.76
Granted	499,049	10.91
Vested	(296,597)	24.29
Canceled, forfeited or expired	(72,314)	15.23

Non-vested stock at December 31, 2013	773,491	$13.56

The weighted average grant date fair value of non-vested stock granted was $10.91, $14.01 and $27.05 in 2013, 2012, and 2011, respectively.

At December 31, 2013, there was $4.0 million of unrecognized compensation cost related to non-vested stock award payments that we expect to be recognized over a weighted average period of 1.3 years.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013

Non-Vested Stock Units – Service-Based and Performance-Based Awards

We issue non-vested stock unit awards that are service-based, performance-based or a combination of both with vesting terms ranging from three to four years. Based on the terms and conditions of these awards, we determine if the awards should be recorded as either equity or liability instruments. The compensation expense is determined based on the market price of our common stock at the date of grant, applied to the total number of units that are anticipated to vest, unless the award specifies differently. We did not recognize any compensation expense related to performance-based non-vested stock units during 2013. Non-vested stock units compensation expense included in general and administrative expenses in our accompanying consolidated income statements was $0.1 million and $0.3 million for 2012 and 2011 respectively. We account for such awards similar to our non-vested stock awards; however, no shares of stock are issued to the recipient until the stock unit awards have vested and after the pre-determined delivery date has occurred.

The weighted average grant date fair value of non-vested stock units granted was $56.99 and $27.40 in 2012 and 2011, respectively. These non-vested stock units were granted as the result of the achievement of the performance-based objectives established by the 2010 and 2009 performance-based awards. The performance-based objectives established by the 2013, 2012 and 2011 awards were not satisfied and as a result, there were no stock units awarded. At December 31, 2013, there was no unrecognized compensation cost related to our performance-based non-vested stock units.

Non-Vested Stock Units – Service-Based and Market-Based Awards

During the second quarter of 2013, we awarded market-based awards to certain employees. The target level established by the award, which is based on our average December 2015 stock price, provides for the recipients to receive 417,330 non-vested stock units if the target is achieved. If the target objective is surpassed to the point of achieving the projected maximum payout, the recipients will receive 667,728 non-vested stock units.

For market-based awards, the effect of the market condition is reflected in the fair value of the awards at the date of grant using a Monte-Carlo simulation model. A Monte-Carlo simulation model estimates the fair value of the market-based award based upon the expected term, risk-free interest rate and expected volatility. Compensation expense for market-based awards is recognized over the vesting period regardless of whether the market conditions are expected to be achieved. Non-vested stock units compensation expense included in general and administrative expenses in our accompanying consolidated income statements was $0.8 million for 2013. The fair value of the 2013 award was estimated using the following assumptions:

Forward Interest Rate	0.327% –1.460%
Expected Volatility	54.38%
Requisite Service Period	3 years
Fair Value	$ 10.51

The following table presents our non-vested stock units activity for 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at January 1, 2013	—	$—
Granted	417,330	10.51
Vested	—	—
Canceled, forfeited or expired	(27,514)	10.51

Non-vested stock units at December 31, 2013	389,816	$10.51

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013

The weighted average grant date fair value of non-vested stock units granted was $10.51 in 2013.

At December 31, 2013, there were $3.3 million in unrecognized compensation costs related to our market-based non-vested stock units that we expect to be recognized over a weighted average period of 2.3 years.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013

On May 3, 2013, the Co-Lead Plaintiffs appealed the dismissal of the Securities Complaint to the United States Court of Appeals for the Fifth Circuit. The parties’ appellate briefing is complete and oral argument has been scheduled for the week of March 31, 2014. While the Company will seek to have the Court’s order granting the defendants’ motion to dismiss affirmed on appeal, no assurances can be given as to the timing or outcome of the appeals process.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013

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

On November 5, 2013, we reached an agreement in principle to settle the ERISA class action lawsuits on a class-wide basis under which we would make a payment of $1.2 million (which we anticipate will be paid by our insurance carrier) and provide additional non-monetary benefits to 401(k) Plan participants. We then negotiated a formal settlement agreement with the Co-ERISA Plantiffs and on December 13, 2013, submitted it to the Court for preliminary and final approval. The formal settlement agreement describes how the $1.2 million settlement payment would be allocated among the putative class of 401(k) Plan participants after certain expenses and fees are deducted. To date, the Court has not ruled on the motion for preliminary approval or scheduled a final fairness hearing. The settlement is subject to a number of contingencies, including preliminary and final approval by the court following notice to the putative class and we can provide no assurances as to whether we will be able to successfully consummate the settlement.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013

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

We have reached an agreement in principle to resolve both the U.S. Department of Justice investigation and the Stark Law Self-Referral matter. We have agreed to this tentative settlement without any admission of wrongdoing to resolve these matters and to avoid the uncertainty and expense of protracted litigation. In connection with the settlement, we expect to enter into a corporate integrity agreement with the Office of the Inspector General – HHS. The agreement in principle covers the period from 2008 through 2010 (with respect to the DOJ investigation) and the period from 2008 through 2012 (with respect to the Stark Law Self-Referral Disclosure Protocol) and calls for payment of the aggregate sum of $150 million, plus interest thereon at a rate of 2.25 percent per annum, as follows: (a) $115 million plus interest thereon to be payable upon execution of the settlement documents, and (b) $35 million plus interest thereon to be payable six months thereafter. In addition, we may incur additional expenses which are not currently estimable related to the settlement agreement and in connection with compliance measures that may be mandated by the corporate integrity agreement.

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

OIG Self-Disclosure

In October 2012, we made a disclosure to the Office of Counsel to the Inspector General of the United States Department of Health and Human Services (the “OIG”) pursuant to the OIG Provider Self-Disclosure Protocol regarding certain clinical documentation issues and eligibility regulatory requirements at two of our hospice care centers. These hospice care centers did not comply in some respects with certain state and Medicare hospice regulations, including those requiring physicians to certify patient eligibility and requiring patient face-to-face encounters. We recorded an additional accrual of approximately $1 million during the three-month period ended September 30, 2013 increasing the total accrual to approximately $2 million as of September 30, 2013 where it remains at December 31, 2013. We are also in discussions with state healthcare authorities regarding this matter. We are cooperating with the OIG and the state regulatory authorities in their review of this matter. We have reached an agreement to pay approximately $2 million to settle the matter with the OIG, The settlement is subject to a number of contingencies, including negotiation of the settlement agreement, and we can provide no assurances as to whether we will be able to successfully consummate the settlement.

In September and October 2013, we made preliminary disclosures to OIG under the OIG’s Provider Self-Disclosure Protocol regarding certain clinical documentation issues at one of our home health care centers. This care center appears to have not complied with certain Medicare home health regulations, including those relating

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013

to physician signature requirements and face-to-face documentation. As of December 31, 2013, we recorded an accrual of approximately $0.5 million for this matter. Our review is ongoing, and we intend to cooperate with the OIG in its review of this matter.

Wage and Hour Litigation

On July 25, 2012, a putative collective and class action complaint was filed in the United States District Court for the District of Connecticut against us in which three former employees allege wage and hour law violations. The former employees claim that they were not paid overtime for all hours worked over forty hours in violation of the Federal Fair Labor Standards Act (“FLSA”), as well as the Pennsylvania Minimum Wage Act. More specifically, they allege they were paid on both a per-visit and an hourly basis, and that such a pay scheme resulted in their misclassification as exempt employees, thereby denying them overtime pay. Moreover, in response to a Company motion arguing that plaintiffs’ complaint was deficient in that it was ambiguous and failed to provide fair notice of the claims asserted and plaintiffs’ opposition thereto, the Court, on April 8, 2013, held that the complaint adequately raises general allegations that the plaintiffs were not paid overtime for all hours worked in a week over forty, which may include claims for unpaid overtime under other theories of liability, such as alleged off-the-clock work, in addition to plaintiffs’ more clearly stated allegations based on misclassification. On behalf of themselves and a class of current and former employees they allege are similarly situated, plaintiffs seek attorneys’ fees, back wages and liquidated damages going back three years under the FLSA and three years under the Pennsylvania statute. On October 8, 2013, the Court granted plaintiffs’ motion for equitable tolling requesting that the statute of limitations for claims under the FLSA for plaintiffs who opt-in to the lawsuit be tolled from September 24, 2012, the date upon which plaintiffs filed their original motion for conditional certification, until 90 days after any notice of this lawsuit is issued following conditional certification. Following a motion for reconsideration filed by the Company, on December 3, 2013, the Court modified this order, holding that putative class members’ FLSA claims are tolled from October 29, 2012 through the date of the Court’s order on plaintiffs’ motion for conditional certification. On January 13, 2014, the Court granted plaintiffs’ July 10, 2013 motion for conditional certification of their FLSA claims and authorized issuance of notice to putative class members to provide them an opportunity to opt in to the action.

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

We are unable to assess the probable outcome or reasonably estimate the potential liability, if any, arising from the SEC investigation and the securities and wage and hour litigation described above. The Company intends to continue to vigorously defend itself in the securities and wage and hour litigation matters. No assurances can be given as to the timing or outcome of the SEC investigation, the OIG Self-Disclosure issues or the securities and wage and hour litigation matters described above or the impact of any of the inquiry, investigation or litigation matters on the Company, its consolidated financial condition, results of operations or cash flows, which could be material, individually or in the aggregate.

We recognize that additional putative securities class action complaints and other litigation could be filed, and that other investigations and actions could be commenced, relating to matters involving our home therapy visits and therapy utilization trends or other matters.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013

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

In January 2010, our subsidiary that provides home health services in Dayton, Ohio received from a Medicare Program Safeguard Contractor (“PSC”) a request for records regarding 137 claims submitted by the subsidiary paid from January 2, 2008 through November 10, 2009 (the “Claim Period”) to determine whether the underlying services met pertinent Medicare payment requirements. Based on the PSC’s findings for 114 of the claims, which were extrapolated to all claims for home health services provided by the Dayton subsidiary paid during the Claim Period, on March 9, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment of approximately $5.6 million. We dispute these findings, and our Dayton subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. Most recently, a consolidated administrative law judge (“ALJ”) hearing was held in late March 2013. In January 2014, the ALJ found fully in favor of our Dayton subsidiary on 74 appeals and partially in favor of our Dayton subsidiary on eight appeals. Taking into account the ALJ’s decision, certain determinations that our Dayton subsidiary decided not to appeal as well as certain determinations made by the MAC, of the 114 claims that were originally extrapolated by the MAC, 76 claims have now been decided in favor of our Dayton subsidiary in full, 10 claims have been decided in favor of our Dayton subsidiary in part, and 28 claims have been decided against or not appealed by our Dayton subsidiary. The ALJ has ordered the MAC to recalculate the extrapolation amount based on the ALJ’s decision. Our Dayton subsidiary can appeal the ALJ’s decisions, and both CMS and the MAC can request that the Medicare Appeals Council review the ALJ’s decisions. As of December 31, 2013, we have recorded no liability with respect to the pending appeals as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a Zone Program Integrity Contractor (“ZPIC”) a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the MAC for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. Most recently, we have requested appeal hearings before an ALJ, but the ALJ hearings have not been scheduled, and no assurances can be given as to the timing or outcome of the ALJ appeal. The current alleged extrapolated overpayment is $6.1 million. In the event we pay any amount of this alleged overpayment, we are indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. As of December 31, 2013, we have recorded no liability for this claim as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013

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

Operating Leases

We have leased office space at various locations under non-cancelable agreements that expire between 2014 and 2021, and require various minimum annual rentals. Our typical operating leases are for lease terms of one to seven years and may include, in addition to base rental amounts, certain landlord pass-through costs for our pro-rata share of the lessor’s real estate taxes, utilities and common area maintenance costs. Some of our operating leases contain escalation clauses, in which annual minimum base rentals increase over the term of the lease.

Total minimum rental commitments as of December 31, 2013 are as follows (amounts in millions):

2014	$24.3
2015	15.5
2016	10.1
2017	5.5
2018	1.6
Future years	0.3

Total	$57.3

In addition, future rental commitments for our discontinued operations locations amounted to $2.7 million as of December 31, 2013. Rent expense for non-cancelable operating leases was $29.8 million, $30.7 million and $30.5 million for 2013, 2012 and 2011.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013

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

	As of December 31,
Type of Insurance	2013	2012
Health insurance	$12.2	$9.5
Workers’ compensation	17.7	17.3
Professional liability	4.7	4.4

	34.6	31.2
Less: long-term portion	(1.2)	(1.0)

	$33.4	$30.2

The retention limit per claim for our health insurance, worker’s compensation and professional liability is $0.9 million, $0.5 million and $0.3 million, respectively.

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

During 2013, 2012 and 2011, our match of contributions to be made to each eligible employee contribution is $0.375 for every $1.00 of contribution made up to the first 6% of their salary. The match is discretionary and thus is subject to change at the discretion of management. These contributions are made in the form of our common stock, valued based upon the fair value of the stock as of the end of each calendar quarter end. We expensed approximately $7.8 million, $9.7 million and $7.1 million for 2013, 2012 and 2011, respectively.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013

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

12. EXIT ACTIVITIES

During 2013, we sold assets associated with two home health care centers in Alaska and Washington, as well as a hospice care center in Washington for cash consideration of approximately $1.6 million and recognized a gain of approximately $1.0 million which is included in discontinued operations. We also sold our membership interest in one of our unconsolidated joint ventures for cash consideration of approximately $0.5 million and recognized a loss of approximately $0.7 million, which is included in other income (expense).

We also reported 28 care centers as held for sale and sold assets associated with 17 of these home health care centers for cash consideration of approximately $1.4 million and recognized a gain of approximately $0.7 million which is included in discontinued operations. We closed eight of our home health care centers previously classified as held for sale and recorded charges of $0.1 million for the write-off of intangible assets and $0.5 million related to lease termination costs which are included in discontinued operations. Three of these home health care centers remain classified as held for sale as of December 31, 2013.

In addition to the sale and available for sale care centers mentioned above, we consolidated 41 operating home health care centers and five operating hospice care centers with care centers servicing the same markets and closed two home health care centers as of December 31, 2013. In connection with these care centers, we recorded charges of $3.5 million in goodwill and other intangibles impairment expense related to the write-off of intangible assets, $1.5 million in other general and administrative expenses related to lease termination costs and $1.8 million in salaries and benefits related to severance costs during 2013.

During 2012, we consolidated five operating home health care centers and four operating hospice care centers with care centers servicing the same markets and closed three operating home health care centers. We recorded lease termination liabilities of $0.9 million and severance of $0.1 million as of December 31, 2012; of these costs $0.2 million related to the closed care centers is included in discontinued operations.

During 2011, we consolidated 27 operating home health care centers and five operating hospice care centers with care centers servicing the same markets, closed 27 operating home health care centers and two operating hospice care centers and discontinued the start-up process associated with two prospective unopened home health locations. We recorded lease termination liabilities of $3.1 million, severance of $0.7 million and charges of $1.5 million related to the write-off of intangibles and other assets, of these costs $2.7 million related to the closed care centers is included in discontinued operations.

The care centers that were closed or sold in 2013, 2012 and 2011 are presented in discontinued operations in our consolidated financial statements. See Note 4 – Discontinued Operations and Assets Held For Sale for additional information.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013

Our reserve activity for the 2013, 2012 and 2011 closures and consolidations is as follows (amounts in millions):

	2013 Exit Activity		2012 Exit Activity		2011 Exit Activity
	Lease Termination	Severance	Lease Termination	Severance	Lease Termination	Severance
Balances at December 31, 2010	$—	$—	$—	$—	$—	$—
Charge in 2011	—	—	—	—	3.0	0.7
Cash expenditures in 2011	—	—	—	—	(0.3)	(0.6)

Balances at December 31, 2011	—	—	—	—	2.7	0.1
Charge in 2012	—	—	0.9	0.1	0.1	—
Cash expenditures in 2012	—	—	(0.3)	(0.1)	(2.5)	(0.1)

Balances at December 31, 2012	—	—	0.6	—	0.3	—
Charge in 2013	2.0	1.8	—	—	—	—
Cash expenditures in 2013	(0.5)	(0.5)	(0.5)	—	(0.2)	—

Balances at December 31, 2013	$1.5	$1.3	$0.1	$—	$0.1	$—

13. VALUATION AND QUALIFYING ACCOUNTS

The following table summarizes the activity and ending balances in our allowance for doubtful accounts and estimated revenue adjustments (amounts in millions):

Allowance for Doubtful Accounts

Year end	Balance at Beginning of Year	Provision for Doubtful Accounts(1)	Write-Offs	Balance at End of Year
2013	$21.0	$16.4	$(23.2)	$14.2
2012	17.4	21.7	(18.1)	21.0
2011	21.0	13.7	(17.3)	17.4

(1)	Includes $0.6 million, $0.7 million and $1.1 million from discontinued operations for the years ended December 31, 2013, 2012 and 2011, respectively.

Estimated Revenue Adjustments

Year end	Balance at Beginning of Year	Provision for Estimated Revenue Adjustments(1)	Write-Offs	Balance at End of Year
2013	$6.4	$9.4	$(11.9)	$3.9
2012	6.8	10.6	(11.0)	6.4
2011	6.5	12.1	(11.8)	6.8

(1)	Includes $0.4 million, $0.7 million and $1.2 million from discontinued operations for the years ended December 31, 2013, 2012 and 2011, respectively.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013

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

During 2013, we closed ten care centers, sold assets associated with 20 care centers and reported three care centers as held for sale. During 2012 and 2011, we closed three and 29 care centers, respectively. The care centers which were closed, sold or classified as held for sale are reflected as discontinued operations in accordance with applicable accounting guidance. See Note 4 – Discontinued Operations and Assets Held For Sale for additional information. Prior periods have been reclassified to conform to the current presentation.

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

	For the Year Ended December 31, 2013
	Home Health	Hospice	Other	Total
Net service revenue	$987.7	$261.6	$—	$1,249.3
Cost of service, excluding depreciation and amortization	578.9	139.1	—	718.0
General and administrative expenses	304.8	64.7	104.5	474.0
Provision for doubtful accounts	10.2	5.7	—	15.9
Depreciation and amortization	10.3	2.1	24.5	36.9
U.S. Department of Justice settlement	—	—	150.0	150.0
Goodwill and other intangibles impairment charge	8.5	1.0	—	9.5

Operating expenses	912.7	212.6	279.0	1,404.3

Operating income (loss)	$75.0	$49.0	$(279.0)	$(155.0)

	For the Year Ended December 31, 2012
	Home Health	Hospice	Other	Total
Net service revenue	$1,152.1	$288.7	$—	$1,440.8
Cost of service, excluding depreciation and amortization	661.4	149.3	—	810.7
General and administrative expenses	331.6	71.8	113.3	516.7
Provision for doubtful accounts	17.1	3.9	—	21.0
Depreciation and amortization	13.2	1.5	24.5	39.2
Goodwill and other intangibles impairment charge	161.6	0.5	—	162.1

Operating expenses	1,184.9	227.0	137.8	1,549.7

Operating (loss) income	$(32.8)	$61.7	$(137.8)	$(108.9)

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013

	For the Year Ended December 31, 2011
	Home Health	Hospice	Other	Total
Net service revenue	$1,201.8	$216.6	$—	$1,418.4
Cost of service, excluding depreciation and amortization	634.5	115.9	—	750.4
General and administrative expenses	321.7	49.6	135.5	506.8
Provision for doubtful accounts	11.5	1.2	—	12.7
Depreciation and amortization	13.2	0.7	23.9	37.8
Goodwill and other intangibles impairment charge	579.9	—	—	579.9

Operating expenses	1,560.8	167.4	159.4	1,887.6

Operating (loss) income	$(359.0)	$49.2	$(159.4)	$(469.2)

15. UNAUDITED SUMMARIZED QUARTERLY FINANCIAL INFORMATION

			Net Income (Loss) Attributable to Amedisys, Inc. Common Stockholders(1)
	Revenue	Net Income (Loss) Attributable to Amedisys, Inc.	Basic	Diluted
2013:
1st Quarter(2)	$328.6	$2.7	$0.09	$0.09
2nd Quarter(2)(3)	315.9	1.8	0.06	0.06
3rd Quarter(2)(3)(4)(5)	301.3	(91.1)	(2.89)	(2.89)
4th Quarter(2)(3)	303.5	(9.6)	(0.30)	(0.30)

	$1,249.3	$(96.2)	$(3.08)	$(3.08)

2012:
1st Quarter(6)	$359.1	$5.4	$0.18	$0.18
2nd Quarter(6)	366.2	7.9	0.26	0.26
3rd Quarter(6)	363.9	9.9	0.33	0.33
4th Quarter(6)(7)(8)(9)	351.6	(106.8)	(3.52)	(3.52)

	$1,440.8	$(83.6)	$(2.79)	$(2.79)

(1)	Because of the method used in calculating per share data, the quarterly per share data may not necessarily total to the per share data as computed for the entire year.
(2)

During each of the four quarters of 2013, we incurred certain costs associated with the U.S. Department of Justice Civil Investigative Demand and other legal matters. Net of income taxes, these costs amounted to $1.2 million, $1.0 million, $0.6 million and $0.5 million for the three-month periods ended March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013, respectively.

(3)	During the second, third and fourth quarters of 2013, we recognized non-cash goodwill and other intangibles impairment charges of $1.4 million, $0.9 million and $3.5 million, net of income taxes.
(4)	During the third quarter of 2013, we recorded a charge for the accrual of the U.S. Department of Justice settlement in the amount of $93.9 million, net of income taxes.
(5)	Our results for the three month period ended September 30, 2013, included proceeds from our Directors’ & Officers’ insurance in the amount of $3.4 million, net of income taxes.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013

(6)

During each of the four quarters of 2012, we incurred certain costs associated with the U.S. Department of Justice Civil Investigative Demand. Net of income taxes, these costs amounted to $2.2 million, $0.8 million, $0.6 million and $1.4 million for the three-month periods ended March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2012, respectively.

(7)

During the fourth quarter of 2012, we incurred costs associated with the prepayment of the term loan and a portion of our existing senior notes associated with our March 26, 2008 Senior Credit Facility. Net of income taxes, these costs amounted to $2.8 million.

(8)	Our results for the three month period ended December 31, 2012, included the settlement of a lawsuit in the amount of $2.1 million, net of income taxes.
(9)	During the fourth quarter of 2012, we recognized a non-cash goodwill and other intangibles impairment charge of $110.2 million, net of income taxes and non-controlling interests.

16. SUBSEQUENT EVENT

On February 24, 2014, we announced the departure of William F. Borne from his positions as Chief Executive Officer, Chairman and member of the Board of Directors and the appointment of Ronald A. LaBorde as our Interim Chief Executive Officer until a permanent replacement is identified. Prior to Mr. LaBorde’s appointment he served as our Chief Financial Officer and he will continue to serve as our principal financial officer while a search for an interim Chief Financial Officer is conducted.

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed and the exhibits marked with a double cross (††) are furnished with this Form 10-K. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

†3.2	Composite of By-Laws of the Company inclusive of all amendments through February 24, 2014

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

4.2.1	Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C. and the Purchasers identified on Schedule A thereto, relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 6.07% Series A Senior Notes due March 25, 2013 (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on April 1, 2008	0-24260	4.1

4.2.2	Amendment No. 1 dated October 26, 2012 to the Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C. relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 6.07% Series A Senior Notes due March 25, 2013, (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on October 30, 2012	0-24260	4.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

4.2.3	Waiver No. 1 dated October 26, 2012 to the Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C. relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 6.07% Series A Senior Notes due March 25, 2013, (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Current Report on Form 8-K filed on October 30, 2012	0-24260	4.2

4.2.4	Amendment No. 2 and Limited Waiver dated September 4, 2013 to the Note Purchase Agreement dated March 25, 2008 among Amedisys, Inc., Amedisys Holding, L.L.C. and the Purchasers identified on Schedule A thereto, relating to the issuance and sale of (a) $35,000,000 aggregate principal amount of their 6.07% Series A Senior Notes due March 25, 2013, (b) $30,000,000 aggregate principal amount of their 6.28% Series B Senior Notes due March 25, 2014 and (c) $35,000,000 aggregate principal amount of their 6.49% Series C Senior Notes due March 25, 2015	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	0-24260	4.2.4

4.3	Form of Series B Note due March 25, 2014 (attached as Exhibit C to the Amendment No. 1 to the Note Purchase Agreement Incorporated by reference as Exhibit 4.2.2 hereto)	The Company’s Current Report on Form 8-K filed on October 30, 2012	0-24260	4.4

10.1	Form of Director Indemnification Agreement dated February 12, 2009	The Company’s Annual Report on Form 10-K for the year ended December 31, 2008	0-24260	10.1

10.2*	Amended and Restated Amedisys, Inc. Employee Stock Purchase Plan dated June 7, 2012	The Company’s Current Report on Form 8-K filed June 8, 2012	0-24260	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.3*	Composite Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan (inclusive of Plan amendments dated June 7, 2012 and October 25, 2012 and the full text of the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan)	The Company’s Annual Report on Form 10-K for the year ended December 31, 2013	0-24260	10.3

10.4*	Form of Nonvested Stock Award Agreement issued under Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	0-24260	10.3

10.5*	Form of Restricted Stock Unit Agreement Issued under Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	0-24260	10.4

10.6*	Composite Amedisys, Inc. 1998 Stock Option Plan (inclusive of amendments dated June 10, 2004, June 8, 2006 and June 22, 2006 and the full text of the Amedisys, Inc. 1998 Stock Option Plan)	The Company’s Registration Statement on Form S-8 filed June 22, 2007	333-143967	4.2

10.7*	Form of Restricted Stock Unit Agreement under the 1998 Stock Option Plan	The Company’s Current Report on Form 8-K/A filed April 24, 2007	0-24260	4.1

10.8*	Composite Director’s Stock Option Plan (inclusive of Plan amendments dated June 10, 2004, and the full text of the Directors Stock Option Plan)	The Company’s Annual Report on Form 10-K for the year ended December 31, 2005	0-24260	10.4

10.9.1*	Amended and Restated Employment Agreement dated January 3, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and William F. Borne	The Company’s Current Report on Form 8-K filed January 7, 2011	0-24260	10.1

10.9.2*	Amendment No. 1 dated December 29, 2011 to Amended and Restated Employment Agreement dated January 3, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and William F. Borne	The Company’s Current Report on Form 8-K filed December 30, 2011	0-24260	10.1

10.9.3*	Amendment No. 2 dated December 19, 2012 to Amended and Restated Employment Agreement dated January 3, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and William F. Borne	The Company’s Annual Report on Form 10-K for the year ended December 31, 2013	0-24260	10.9.3

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.10.1*	Employment Agreement dated November 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Ronald A. LaBorde	The Company’s Current Report on Form 8-K filed November 2, 2011	0-24260	10.1

10.10.2*	Amendment No. 1 dated December 29, 2011 to Employment Agreement dated November 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Ronald A. LaBorde	The Company’s Current Report on Form 8-K filed December 30, 2011	0-24260	10.2

10.10.3*	Amendment No. 2 dated December 19, 2012 to Employment Agreement dated November 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Ronald A. LaBorde	The Company’s Annual Report on Form 10-K for the year ended December 31, 2013	0-24260	10.10.3

10.11.1*	Amended and Restated Employment Agreement dated January 3, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Jeffrey D. Jeter	The Company’s Current Report on Form 8-K filed January 7, 2011	0-24260	10.2

10.11.2*	Amendment No. 1 dated December 19, 2012 to Amended and Restated Employment Agreement dated January 3, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Jeffrey D. Jeter	The Company’s Annual Report on Form 10-K for the year ended December 31, 2013	0-24260	10.11.12

10.12.1*	Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Michael O. Fleming, M.D.	The Company’s Current Report on Form 8-K filed July 27, 2010	0-24260	10.1

10.12.2*	Amendment No. 1 dated January 3, 2011 to Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Michael O. Fleming, M.D.	The Company’s Current Report on Form 8-K filed January 7, 2011	0-24260	10.6

10.12.3*	Amendment No. 2 dated December 19, 2012 to Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Michael O. Fleming, M.D	The Company’s Annual Report on Form 10-K for the year ended December 31, 2013	0-24260	10.12.3

10.13.1*	Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and David R. Bucey	The Company’s Current Report on Form 8-K filed July 27, 2010	0-24260	10.2

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.13.2*	Amendment No. 1 dated January 3, 2011 to Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and David R. Bucey	The Company’s Current Report on Form 8-K filed January 7, 2011	0-24260	10.7

10.13.3*	Amendment No. 2 dated December 19, 2012 to Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and David R. Bucey	The Company’s Annual Report on Form 10-K for the year ended December 31, 2013	0-24260	10.12.3

10.14*	Retention Bonus Agreement dated April 5, 2012 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and William F. Borne	The Company’s Current Report on Form 8-K filed on April 10, 2012	0-24260	10.1

10.15*	Retention Bonus Agreement dated April 5, 2012 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Jeffrey D. Jeter	The Company’s Current Report on Form 8-K filed on April 10, 2012	0-24260	10.2

10.16*	Retention Bonus Agreement dated April 5, 2012 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Michael O. Fleming	The Company’s Current Report on Form 8-K filed on April 10, 2012	0-24260	10.3

10.17*	Retention Bonus Agreement dated April 5, 2012 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and David R. Bucey	The Company’s Current Report on Form 8-K filed on April 10, 2012	0-24260	10.4

10.18.1	Credit Agreement dated October 26, 2012 among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the several banks and other financial institutions party thereto from time to time, BOKF, NA DBA Bank of Texas, Compass Bank, Fifth Third Bank and RBS Citizens, N.A., as Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arrangers and Joint Bookrunners	The Company’s Current Report on Form 8-K filed on October 30, 2012	0-24260	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.18.2	First Amendment and Limited Waiver dated as of September 4, 2013 to the Credit Agreement dated October 26, 2012 among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the several banks and other financial institutions party thereto from time to time, BOKF, NA DBA Bank of Texas, Compass Bank, Fifth Third Bank and RBS Citizens, N.A., as Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arrangers and Joint Bookrunners	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	0-24260	10.1.1

10.18.3	Second Amendment dated as of November 11, 2013 to the Credit Agreement dated October 26, 2012 among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the several banks and other financial institutions party thereto from time to time, BOKF, NA DBA Bank of Texas, Compass Bank, Fifth Third Bank and RBS Citizens, N.A., as Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arrangers and Joint Bookrunners	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	0-24260	10.1.2

10.19	Security and Pledge Agreement dated as of November 11, 2013, among Amedisys, Inc., Amedisys Holding, L.L.C., the Guarantors party thereto and JPMorgan Chase Bank, N.A., not in its individual capacity but solely as Administrative Agent	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	0-24260	10.2

†21.1	Subsidiaries of the Registrant

†23.1	Consent of KPMG LLP

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

†31.1	Certification of Ronald A. LaBorde, Principal Executive Office and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of Ronald A. LaBorde, Principal Executive Office and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†101.INS	XBRL Instance

†101.SCH	XBRL Taxonomy Extension Schema Document

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	XBRL Taxonomy Extension Definition Linkbase

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document