Form 10-Q
period 2014-03-31
AMEDISYS INC
filed 2014-05-08
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 32,812,605 shares outstanding as of May 2, 2014.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Quarterly Report on Form 10-Q, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to the following: changes in Medicare and other medical payment levels, our ability to open care centers, acquire additional care centers and integrate and operate these care centers effectively, our ability to divest care centers currently held for sale, changes in or our failure to comply with existing Federal and state laws or regulations or the inability to comply with new government regulations on a timely basis, competition in the home health industry, changes in the case mix of patients and payment methodologies, changes in estimates and judgments associated with critical accounting policies, our ability to maintain or establish new patient referral sources, our ability to attract and retain qualified personnel, changes in payments and covered services due to the economic downturn and deficit spending by Federal and state governments, future cost containment initiatives undertaken by third-party payors, our access to financing due to the volatility and disruption of the capital and credit markets, our ability to meet debt service requirements and comply with covenants in debt agreements, business disruptions due to natural disasters or acts of terrorism, our ability to integrate and manage our information systems, our ability to fund required settlement payments in the manner agreed upon in our settlement agreement to resolve both the U.S. Department of Justice investigation and the Stark Law Self-Referral matter, our ability to comply with requirements stipulated in our corporate integrity agreement and changes in law or developments with respect to any litigation or investigations relating to the Company, including the SEC investigation, the OIG Self-Disclosure issues and various other matters, many of which are beyond our control.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as required by law. For a discussion of some of the factors discussed above as well as additional factors, see our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 12, 2014, particularly Part I, Item 1A. – “Risk Factors” therein, which are incorporated herein by reference and Part II, Item 1A. – “Risk Factors” of this Quarterly Report on Form 10-Q. Additional risk factors may also be described in reports that we file from time to time with the SEC.

Available Information

Our company website address is www.amedisys.com. We use our website as a channel of distribution for important company information. Important information, including press releases, analyst presentations and financial information regarding our company, is routinely posted on and accessible on the Investor Relations subpage of our website, which is accessible by clicking on the tab labeled “Investors” on our website home page. We also use our website to expedite public access to time-critical information regarding our company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information. Therefore, investors should look to the Investor Relations subpage of our website for important and time-critical information. Visitors to our website can also register to receive automatic e-mail and other notifications alerting them when new information is made available on the Investor Relations subpage of our website. In addition, we make available on the Investor Relations subpage of our website (under the link “SEC filings”) free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as practicable after we electronically file such reports with the SEC. Further, copies of our Certificate of Incorporation and Bylaws, our Code of Ethical Business Conduct, our Corporate Governance Guidelines and the charters for the Audit, Compensation, Quality of Care, Compliance and Ethics and Nominating and Corporate Governance Committees of our Board are also available on the Investor Relations subpage of our website (under the link “Corporate Governance”).

Additionally, the public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. Our electronically filed reports can also be obtained on the SEC’s internet site at http://www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,840	$17,303
Patient accounts receivable, net of allowance for doubtful accounts of $14,131 and $14,231	115,350	111,133
Prepaid expenses	13,675	10,669
Deferred income taxes	57,325	55,329
Other current assets	14,309	10,785
Assets held for sale	18	60

Total current assets	203,517	205,279
Property and equipment, net of accumulated depreciation of $137,022 and $129,891	157,034	159,025
Goodwill	208,923	208,915
Intangible assets, net of accumulated amortization of $25,279 and $25,133	34,336	36,690
Deferred income taxes	95,991	90,214
Other assets, net	27,589	26,283

Total assets	$727,390	$726,406

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$24,198	$20,139
Accrued charge related to U.S. Department of Justice settlement	150,000	150,000
Payroll and employee benefits	76,066	70,801
Accrued expenses	61,498	57,572
Current portion of long-term obligations	12,952	13,904

Total current liabilities	324,714	312,416
Long-term obligations, less current portion	30,000	33,000
Other long-term obligations	9,761	8,511

Total liabilities	364,475	353,927

Commitments and Contingencies—Note 6

Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common Stock, $0.001 par value, 60,000,000 shares authorized; 33,484,218, and 33,413,970 shares issued; and 32,608,356 and 32,538,971 shares outstanding	33	33
Additional paid-in capital	470,851	467,890
Treasury Stock at cost 875,862, and 874,999 shares of common stock	(18,191)	(18,176)
Accumulated other comprehensive income	15	15
Retained earnings	(89,978)	(77,561)

Total Amedisys, Inc. stockholders’ equity	362,730	372,201
Noncontrolling interests	185	278

Total equity	362,915	372,479

Total liabilities and equity	$727,390	$726,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three-Month Periods Ended March 31,
	2014	2013
Net service revenue	$298,739	$328,602
Cost of service, excluding depreciation and amortization	177,008	185,667
General and administrative expenses:
Salaries and benefits	83,171	79,840
Non-cash compensation	431	2,056
Other	42,698	41,848
Provision for doubtful accounts	4,894	3,854
Depreciation and amortization	7,902	9,970
Other intangibles impairment charge	2,208	—

Operating expenses	318,312	323,235

Operating (loss) income	(19,573)	5,367
Other (expense) income:
Interest income	6	11
Interest expense	(1,261)	(1,092)
Equity in earnings from equity investments	787	363
Miscellaneous, net	190	59

Total other expense, net	(278)	(659)

(Loss) income before income taxes	(19,851)	4,708
Income tax benefit (expense)	7,618	(1,851)

(Loss) income from continuing operations	(12,233)	2,857
Discontinued operations, net of tax	(277)	(724)

Net (loss) income	(12,510)	2,133
Net loss attributable to noncontrolling interests	93	546

Net (loss) income attributable to Amedisys, Inc.	$(12,417)	$2,679

Basic earnings per common share:
(Loss) income from continuing operations attributable to Amedisys, Inc. common stockholders	$(0.38)	$0.11
Discontinued operations, net of tax	(0.01)	(0.02)

Net (loss) income attributable to Amedisys, Inc. common stockholders	$(0.39)	$0.09

Weighted average shares outstanding	31,864	30,640

Diluted earnings per common share:
(Loss) income from continuing operations attributable to Amedisys, Inc. common stockholders	$(0.38)	$0.11
Discontinued operations, net of tax	(0.01)	(0.02)

Net (loss) income attributable to Amedisys, Inc. common stockholders	$(0.39)	$0.09

Weighted average shares outstanding	31,864	31,104

Amounts attributable to Amedisys, Inc. common stockholders:
(Loss) income from continuing operations	$(12,140)	$3,403
Discontinued operations, net of tax	(277)	(724)

Net (loss) income	$(12,417)	$2,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Three-Month Periods Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net (loss) income	$(12,510)	$2,133
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,936	10,123
Provision for doubtful accounts	4,968	3,967
Non-cash compensation	431	2,056
401(k) employer match	1,392	2,240
Loss on disposal of property and equipment	332	211
Gain on sale of care centers	(645)	—
Deferred income taxes	(7,799)	(1,287)
Equity in earnings of equity investments	(787)	(363)
Amortization of deferred debt issuance costs	141	193
Return on equity investment	400	400
Other intangibles impairment charge	2,208	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(9,185)	20,545
Other current assets	(6,337)	(8,420)
Other assets	(1,219)	(517)
Accounts payable	3,491	(945)
Accrued expenses	9,591	1,990
Other long-term obligations	1,250	90

Net cash (used in) provided by operating activities	(6,342)	32,416

Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	—	71
Proceeds from the sale of property and equipment	—	61
Purchases of deferred compensation plan assets	(33)	(29)
Purchases of property and equipment	(5,532)	(10,074)
Purchase of investments	—	(6,227)
Acquisitions of businesses, net of cash acquired	—	(627)
Proceeds from dispositions of care centers	645	—

Net cash used in investing activities	(4,920)	(16,825)

Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options and warrants	89	—
Proceeds from issuance of stock to employee stock purchase plan	657	837
Tax benefit from stock option exercises	5	—
Proceeds from revolving line of credit	54,000	12,500
Repayments of revolving line of credit	(54,000)	(12,500)
Principal payments of long-term obligations	(3,952)	(23,952)

Net cash used in financing activities	(3,201)	(23,115)

Net decrease in cash and cash equivalents	(14,463)	(7,524)
Cash and cash equivalents at beginning of period	17,303	14,545

Cash and cash equivalents at end of period	$2,840	$7,021

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$425	$1,629

Cash paid for income taxes, net of refunds received	$—	$3,135

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
Acquired non-controlling interests	$—	$167

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Amedisys, Inc., a Delaware corporation, and its consolidated subsidiaries (“Amedisys,” “we,” “us,” or “our”) are a multi-state provider of home health and hospice services with approximately 83% and 84% of our revenue derived from Medicare for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, we owned and operated 358 Medicare-certified home health care centers, including one care center held for sale, 91 Medicare-certified hospice care centers and one hospice inpatient unit in 37 states within the United States, the District of Columbia and Puerto Rico.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented. This report should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (“SEC”) on March 12, 2014 (the “Form 10-K”), which includes information and disclosures not included herein.

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

We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a variable interest entity in which we are the primary beneficiary. The book value of investments that we accounted for under the equity method of accounting was $13.7 million as of March 31, 2014 and $11.9 million as of December 31, 2013. We account for investments in entities in which we have less than a 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee. The aggregate carrying amount of our cost method investment was and $5.0 million as of March 31, 2014 and December 31, 2013.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of March 31, 2014 and 2013, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and, therefore, the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our condensed consolidated balance sheets for such periods.

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

Hospice Revenue Recognition

Hospice Medicare Revenue

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounts for 99% of our total net Medicare hospice service revenue for the three month periods ended March 31, 2014 and 2013, respectively. We make adjustments to Medicare revenue for an inability to obtain appropriate billing documentation or acceptable authorizations and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes our historical collection rate on Medicare claims, and record it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap for each provider number, we monitor these caps and estimate amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in other accrued liabilities. We have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2011. For the Federal cap years ended October 31, 2012 through October 31, 2014, we have $4.0 million recorded for estimated amounts due back to Medicare in other accrued liabilities as of March 31, 2014 and December 31, 2013, respectively.

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

We believe the credit risk associated with our Medicare accounts, which represent 67% of our net patient accounts receivable at March 31, 2014 and December 31, 2013, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable, which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. During the three month periods ended March 31, 2014 and 2013, we recorded $1.2 million and $3.8 million, respectively, in estimated revenue adjustments to Medicare revenue.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

	Fair Value at Reporting Date Using
Financial Instrument	As of March 31, 2014	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$43.0	$—	$42.6	$—

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

	For the Three-Month Periods Ended March 31,
	2014	2013
Weighted average number of shares outstanding—basic	31,864	30,640
Effect of dilutive securities:
Stock options	—	21
Non-vested stock and stock units	—	443

Weighted average number of shares outstanding—diluted	31,864	31,104

Anti-dilutive securities	772	220

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic205) and Property, Plant, and Equipment (Topic 360):Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity changing the criteria for reporting discontinued operations. The ASU states that only those disposed components (or components held-for-sale) representing a strategic shift that have (or will have) a major effect on operations and financial results (or that are businesses or non-profit activities held-for-sale at acquisition) will be reported in discontinued operations. The ASU also required expanded disclosures about discontinued operations in the financial statement notes. The ASU is effective for disposals (or classifications as held-for-sale) that occur within annual periods beginning on or after December 15, 2014 and interim periods within those annual periods. Early application is permitted, but only for those disposals (or classifications as held-for-sale) that have not been reported in financial statements previously issued or available for issuance.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

As part of our management of our portfolio of care centers, we review each care center’s current financial performance, market penetration, forecasted market growth and the impact of proposed CMS payment revisions. As a result of our review, we consolidated 41 home health care centers and five hospice care centers with care centers servicing the same markets, sold 19 home health care centers and one hospice care center and closed 10 home health care centers during 2013. We had previously classified 28 of these care centers as held for sale during 2013 and three care centers remained classified as held for sale at December 31, 2013. During the three month period ended March 31, 2014, we sold assets associated with one of these care centers and consolidated one of these care centers with a care center servicing the same market; one care center remains classified as held for sale as of March 31, 2014. For additional information on the care centers consolidated with care centers servicing the same markets and the care centers sold, see Note 4 – Exit and Restructuring Activities.

Net revenues and operating results for the periods presented for the care centers classified as discontinued operations are as follows (dollars in millions):

	For the Three-Month Periods Ended March 31,
	2014	2013
Net revenues	$(0.3)	$10.6
(Loss) before income taxes	(0.5)	(1.2)
Income tax benefit	0.2	0.5

Discontinued operations, net of tax	$(0.3)	$(0.7)

4. EXIT AND RESTRUCTURING ACTIVITIES

Exit Activity

As of December 31, 2013, we reported three home health care centers as held for sale. During the three month period ended March 31, 2014, we sold assets associated with one of these care centers for cash consideration of approximately $0.6 million and recognized a gain of approximately $0.6 million which is included in discontinued operations. In addition, during the three months ended March 31, 2014, one of the care centers classified as held for sale as of December 31, 2013 was consolidated with a care center servicing the same market. One home health care center remains classified as held for sale as of March 31, 2014.

In addition to the sale of care center mentioned above, during the three month period ended March 31, 2014, we committed to a plan to consolidate 21 operating home health care centers and four operating hospice care centers with care centers servicing the same markets and close 23 home health care centers and six hospice care centers. These care centers included in this plan are not concentrated in certain selected geographical areas and do not meet the criteria to be classified as discontinued operations in accordance with applicable accounting guidance. In connection with these care centers, we recorded non-cash charges of $2.2 million in goodwill and other intangibles impairment expense related to the write-off of intangible assets, $2.1 million in other general and administrative expenses related to lease termination costs and $2.1 million in salaries and benefits related to severance costs during the three month period ended March 31, 2014.

Restructuring Activity

During the quarter ended March 31, 2014, we restructured our regional leadership and corporate support functions. As such, we recorded charges of $3.4 million in salaries and benefits related to severance costs during the three month period ended March 31, 2014. In addition, on February 20, 2014 William F. Borne stepped down from his positions as Chief Executive Officer, Chairman and a member of our Board of Directors and we recorded charges of $2.3 million in salaries and benefits related to severance costs.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. LONG-TERM OBLIGATIONS

Long-term debt consisted of the following for the periods indicated (amounts in millions):

	March 31, 2014	December 31, 2013
$60.0 million Term Loan; $3.0 million principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (3.41% at March 31, 2014); due October 26, 2017	42.0	45.0
Promissory notes	1.0	1.9

	43.0	46.9
Current portion of long-term obligations	(13.0)	(13.9)

Total	$30.0	$33.0

Our weighted average interest rate for our five year $60.0 million Term Loan was 3.4% for the three month periods ended March 31, 2014.

As of March 31, 2014, our total leverage ratio was 3.2 and our fixed charge coverage ratio was 1.4 and we are in compliance with the Credit Agreement. We currently anticipate we will be in compliance with the covenants associated with our long-term obligations over the next 12 months. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.

As of March 31, 2014, our availability under our $165.0 million Revolving Credit Facility was $143.7 million as we had $21.3 million outstanding in letters of credit.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

All defendants moved to dismiss the Securities Complaint. On June 28, 2012, the Court granted the defendants’ motion to dismiss the Securities Complaint. On July 26, 2012, the Co-Lead Plaintiffs filed a motion for reconsideration, which the Court denied on April 9, 2013.

On May 3, 2013, the Co-Lead Plaintiffs appealed the dismissal of the Securities Complaint to the United States Court of Appeals for the Fifth Circuit. The parties’ appellate briefing is complete and oral argument was held on March 31, 2014. While the Company will seek to have the Court’s order granting the defendants’ motion to dismiss affirmed on appeal, no assurances can be given as to the timing or outcome of the appeals process.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On November 5, 2013, we reached an agreement in principle to settle the ERISA class action lawsuits on a class-wide basis under which we would make a payment of $1.2 million (which we correctly anticipated would be paid by our insurance carrier) and provide additional non-monetary benefits to 401(k) Plan participants. We then negotiated a formal settlement agreement with the Co-ERISA Plaintiffs and on December 13, 2013, submitted it to the Court for preliminary and final approval. The formal settlement agreement describes how the $1.2 million settlement payment would be allocated among the putative class of 401(k) Plan participants after certain expenses and fees are deducted. On April 14, 2014, the Court granted the motion for preliminary approval and scheduled a final fairness hearing for July 22, 2014. Our insurance carrier funded the $1.2 million settlement pool shortly after the entry of the April 14, 2014 order. The settlement remains subject to a number of contingencies, including final approval by the court, and we can provide no assurances as to whether we will be able to successfully consummate the settlement.

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

On October 4, 2013, we reached an agreement in principle to resolve both the U.S. Department of Justice investigation and the Stark Law Self-Referral matter. We agreed to this tentative settlement without any admission of wrongdoing to resolve these matters and to avoid the uncertainty and expense of protracted litigation. On April 23, 2014, we entered into a settlement agreement to resolve both the U.S. Department of Justice investigation and the Stark Law Self-Referral matter. The settlement agreement contains no admissions of liability on our part.

Pursuant to the settlement agreement, we paid the United States an initial payment in the amount of $116.5 million on May 2, 2014, representing the first installment of $115 million plus interest thereon due under the settlement agreement. A second installment of $35 million plus interest thereon will be payable on or prior to October 23, 2014.

In consideration of our obligations under the settlement agreement and conditioned upon our full payment of the settlement amount, the United States agreed to release us from any civil or administrative monetary claim under the False Claims Act and various other statutes and legal theories for (a) claims involving home health services rendered by certain of our care centers from January 1, 2008 through December 31, 2010 that the United States contended were (i) provided to patients who were not homebound, (ii) provided to patients lacking a need for skilled nursing and/or skilled therapy services, (iii) provided to patients without regard to medical necessity, or (iv) overbilled by upcoding patients’ diagnoses, and (b) claims arising from our billings to the Medicare program during the period from April 1, 2008 through April 30, 2012 for home health services referred by a particular physician practice group while we were providing such practice group remuneration that was not consistent with fair market value in the form of patient care coordination services performed by our employees.

The settlement agreement also resolves allegations made against us by various qui tam relators, who are required to dismiss their claims with prejudice. We are required to pay various relators’ attorneys’ fees and expenses in the aggregate sum of approximately $3.9 million. In addition, we may incur additional expenses in connection with compliance measures mandated by the corporate integrity agreement discussed below.

We have previously recorded an accrual for the settlement amount and will add the amount of the relators’ attorneys’ fees to this accrual in the quarter ended March 31, 2014.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In connection with the settlement agreement, on April 23, 2014, we entered into a corporate integrity agreement with the Office of Inspector General-HHS. The corporate integrity agreement formalizes various aspects of our already existing ethics and compliance programs and contains other requirements designed to help ensure our ongoing compliance with federal health care program requirements. Among other things, the corporate integrity agreement requires us to maintain our existing compliance program and compliance committee; provide certain compliance training; continue screening new and current employees against certain lists to ensure they are not ineligible to participate in federal health care programs; engage an independent review organization to perform certain auditing and reviews and prepare certain reports regarding our compliance with federal health care programs, our billing submissions to federal health care programs and our compliance and risk mitigation programs; and provide certain reports and management certifications to Office of Inspector General-HHS. Upon breach of the corporate integrity agreement, we could become liable for payment of certain stipulated penalties, or could be excluded from participation in federal health care programs. The corporate integrity agreement has a term of five years.

OIG Self-Disclosure

In October 2012, we made a disclosure to the Office of Counsel to the Inspector General of the United States Department of Health and Human Services (the “OIG”) pursuant to the OIG Provider Self-Disclosure Protocol regarding certain clinical documentation issues and eligibility regulatory requirements at two of our hospice care centers. These hospice care centers did not comply in some respects with certain state and Medicare hospice regulations, including those requiring physicians to certify patient eligibility and requiring patient face-to-face encounters. We recorded an additional accrual of approximately $1 million during the three-month period ended September 30, 2013 increasing the total accrual to approximately $2 million as of September 30, 2013 where it remained at December 31, 2013. A final settlement agreement with OIG, pursuant to which we agreed to pay approximately $2 million to settle the matter, was executed on March 12, 2014.

In September and October 2013, we made preliminary disclosures to OIG under the OIG’s Provider Self-Disclosure Protocol regarding certain clinical documentation issues at one of our home health care centers. This care center appears to have not complied with certain Medicare home health regulations, including those relating to physician signature requirements and face-to-face documentation. We made a disclosure in March 2014 to OIG providing additional information relating to the information disclosed in the preliminary disclosures sent in September and October 2013. As of December 31, 2013, we recorded an accrual of approximately $0.5 million for this matter. Our review is ongoing, and we intend to cooperate with the OIG in its review of this matter.

Wage and Hour Litigation

On July 25, 2012, a putative collective and class action complaint was filed in the United States District Court for the District of Connecticut against us in which three former employees allege wage and hour law violations. The former employees claim that they were not paid overtime for all hours worked over forty hours in violation of the Federal Fair Labor Standards Act (“FLSA”), as well as the Pennsylvania Minimum Wage Act. More specifically, they allege they were paid on both a per-visit and an hourly basis, and that such a pay scheme resulted in their misclassification as exempt employees, thereby denying them overtime pay. Moreover, in response to a Company motion arguing that plaintiffs’ complaint was deficient in that it was ambiguous and failed to provide fair notice of the claims asserted and plaintiffs’ opposition thereto, the Court, on April 8, 2013, held that the complaint adequately raises general allegations that the plaintiffs were not paid overtime for all hours worked in a week over forty, which may include claims for unpaid overtime under other theories of liability, such as alleged off-the-clock work, in addition to plaintiffs’ more clearly stated allegations based on misclassification. On behalf of themselves and a class of current and former employees they allege are similarly situated, plaintiffs seek attorneys’ fees, back wages and liquidated damages going back three years under the FLSA and three years under the Pennsylvania statute. On October 8, 2013, the Court granted plaintiffs’ motion for equitable tolling requesting that the statute of limitations for claims under the FLSA for plaintiffs who opt-in to the lawsuit be tolled from September 24, 2012, the date upon which plaintiffs filed their original motion for conditional certification, until 90 days after any notice of this lawsuit is issued following conditional certification. Following a motion for reconsideration filed by the Company, on December 3, 2013, the Court modified this order, holding that putative class members’ FLSA claims are tolled from October 29, 2012 through the date of the Court’s order on plaintiffs’ motion for conditional certification. On January 13, 2014, the Court granted plaintiffs’ July 10, 2013 motion for conditional certification of their FLSA claims and authorized issuance of notice to putative class members to provide them an opportunity to opt in to the action. On April 17, 2014, that notice was mailed to putative class members. Putative class members who wish to opt in to the action and join in plaintiffs’ FLSA claims have 90 days from the mailing of the notice to return the written consent form included with the notice packet.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In January 2010, our subsidiary that provides home health services in Dayton, Ohio received from a Medicare Program Safeguard Contractor (“PSC”) a request for records regarding 137 claims submitted by the subsidiary paid from January 2, 2008 through November 10, 2009 (the “Claim Period”) to determine whether the underlying services met pertinent Medicare payment requirements. Based on the PSC’s findings for 114 of the claims, which were extrapolated to all claims for home health services provided by the Dayton subsidiary paid during the Claim Period, on March 9, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment of approximately $5.6 million. We dispute these findings, and our Dayton subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. Most recently, a consolidated administrative law judge (“ALJ”) hearing was held in late March 2013. In January 2014, the ALJ found fully in favor of our Dayton subsidiary on 74 appeals and partially in favor of our Dayton subsidiary on eight appeals. Taking into account the ALJ’s decision, certain determinations that our Dayton subsidiary decided not to appeal as well as certain determinations made by the MAC, of the 114 claims that were originally extrapolated by the MAC, 76 claims have now been decided in favor of our Dayton subsidiary in full, 10 claims have been decided in favor of our Dayton subsidiary in part, and 28 claims have been decided against or not appealed by our Dayton subsidiary. The ALJ has ordered the MAC to recalculate the extrapolation amount based on the ALJ’s decision. The Medicare Appeals Council can decide on its own motion to review the ALJ’s decisions. As of March 31, 2014, we have recorded no liability with respect to the pending appeals as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a Zone Program Integrity Contractor (“ZPIC”) a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the MAC for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. Most recently, we have requested appeal hearings before an ALJ, but the ALJ hearings have not been scheduled, and no assurances can be given as to the timing or outcome of the ALJ appeal. The current alleged extrapolated overpayment is $6.1 million. In the event we pay any amount of this alleged overpayment, we are indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. As of March 31, 2014, we have recorded no liability for this claim as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

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

Management evaluates performance and allocates resources based on the operating income of the reportable segments, which includes an allocation of corporate expenses directly attributable to the specific segment and includes revenues and all other costs directly attributable to the specific segment. Corporate expenses consist of cost relating to our executive management and corporate and administrative support functions that are not directly attributable to a specific segment. Corporate and administrative support functions represent primarily information services, accounting and finance, billing and collections, legal, compliance and risk management, procurement, marketing, clinical administration, training and human resource benefits and administration. Segment assets are not reviewed by the company’s chief operating decision maker and therefore are not disclosed below (amounts in millions).

	For the Three-Month Periods Ended March 31, 2014
	Home Health	Hospice	Other	Total
Net service revenue	$236.7	$62.0	$—	$298.7
Cost of service, excluding depreciation and amortization	144.0	33.0	—	177.0
General and administrative expenses	76.0	16.3	34.0	126.3
Provision for doubtful accounts	4.1	0.8	—	4.9
Depreciation and amortization	2.5	0.5	4.9	7.9
Other intangibles impairment charge	1.2	1.0	—	2.2

Operating expenses	227.8	51.6	38.9	318.3

Operating income (loss)	$8.9	$10.4	$(38.9)	$(19.6)

	For the Three-Month Periods Ended March 31, 2013
	Home Health	Hospice	Other	Total
Net service revenue	$262.0	$66.6	$—	$328.6
Cost of service, excluding depreciation and amortization	150.5	35.2	—	185.7
General and administrative expenses	80.1	17.2	26.4	123.7
Provision for doubtful accounts	1.9	1.9	—	3.8
Depreciation and amortization	2.7	0.6	6.7	10.0

Operating expenses	235.2	54.9	33.1	323.2

Operating income (loss)	$26.8	$11.7	$(33.1)	$5.4

8. SUBSEQUENT EVENT

On April 17, 2014, we sold assets associated with five home health care centers and four hospice care centers for cash consideration of approximately $6 million and expect to recognize a gain in the second quarter of 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three month period ended March 31, 2014. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on March 12, 2014 (the “Form 10-K”), which are incorporated herein by this reference.

Unless otherwise provided, “Amedisys,” “we,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.

Overview

We are a leading provider of high-quality, low-cost home health services to the chronic, co-morbid, aging American population with approximately 83% and 84% of our revenue derived from Medicare for the three month periods ended March 31, 2014 and 2013, respectively.

Our operations involve servicing patients through our two reportable business segments: home health and hospice. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. As of March 31, 2014, we owned and operated 358 Medicare-certified home health care centers, including one care center held for sale, 91 Medicare-certified hospice care centers and one hospice inpatient unit in 37 states within the United States, the District of Columbia and Puerto Rico.

As part of our ongoing management of our portfolio of care centers, we review each care center’s current financial performance, market penetration, forecasted market growth and the impact of proposed CMS payment revisions. As a result of our review, we committed to a plan to consolidate 21 operating home health care centers and four operating hospice care centers with care centers servicing the same markets and close 23 home health care centers and six hospice care centers. In connection with these care centers, we recorded non-cash charges of $2.2 million in goodwill and other intangibles impairment expense related to the write-off of intangible assets, $2.1 million in other general and administrative expenses related to lease termination costs and $2.1 million in salaries and benefits related to severance costs during the three month period ended March 31, 2014.

The following details the financial performance (excluding exit activity costs) of the care centers we are closing or consolidating (amounts in millions):

	For the Three-Month Periods Ended March 31,
	2014			2013
	Closures	Consolidations	Total	Closures	Consolidations	Total
Home Health:
Net Service Revenue	$6.5	$5.5	$12.0	$7.6	$7.8	$15.4
Operating loss	(1.6)	(1.3)	(2.9)	(0.3)	(0.1)	(0.4)
Hospice:
Net Service Revenue	1.2	1.1	2.3	1.0	1.2	2.2
Operating income (loss)	(0.3)	(0.1)	(0.4)	(0.6)	0.1	(0.5)
Total:
Net Service Revenue	7.7	6.6	14.3	8.6	9.0	17.6
Operating income (loss)	(1.9)	(1.4)	(3.3)	(0.9)	—	(0.9)

During the quarter ended March 31, 2014, we restructured our regional leadership and corporate support functions. As such, we recorded charges of $3.4 million in salaries and benefits related to severance costs during the three month period ended March 31, 2014. In addition, on February 20, 2014 William F. Borne stepped down from his positions as Chief Executive Officer, Chairman and a member of our Board of Directors and we recorded charges of $2.3 million in salaries and benefits related to severance costs.

Owned and Operated Care Centers

	Home Health	Hospice
At December 31, 2013	367	92
Closed/Consolidated/Sold	(9)	(1)

At March 31, 2014	358	91

Recent Developments

Governmental Inquiries and Investigations and Other Litigation

On October 4, 2013, we reached an agreement in principle to resolve both the U.S. Department of Justice investigation and the Stark Law Self-Referral matter (“U.S. Department of Justice settlement”). On April 23, 2014, we entered into a settlement agreement to resolve both the U.S. Department of Justice investigation and the Stark Law Self-Referral matter. Pursuant to the settlement agreement, we paid the United States an initial payment in the amount of $116.5 million on May 2, 2014, representing the first installment of $115 million plus interest thereon due under the settlement agreement. A second installment of $35 million plus interest thereon will be payable on or prior to October 23, 2014.

The settlement agreement also resolves allegations made against us by various qui tam relators, who are required to dismiss their claims with prejudice. We are required to pay various relators’ attorneys’ fees and expenses in the aggregate sum of approximately $3.9 million. In addition, we may incur additional expenses in connection with compliance measures mandated by the corporate integrity agreement discussed below.

In connection with the settlement agreement, on April 23, 2014, we entered into a corporate integrity agreement with the Office of Inspector General-HHS. The corporate integrity agreement formalizes various aspects of our already existing ethics and compliance programs and contains other requirements designed to help ensure our ongoing compliance with federal health care program requirements. Among other things, the corporate integrity agreement requires us to maintain our existing compliance program and compliance committee; provide certain compliance training; continue screening new and current employees against certain lists to ensure they are not ineligible to participate in federal health care programs; engage an independent review organization to perform certain auditing and reviews and prepare certain reports regarding our compliance with federal health care programs, our billing submissions to federal health care programs and our compliance and risk mitigation programs; and provide certain reports and management certifications to Office of Inspector General-HHS. Upon breach of the corporate integrity agreement, we could become liable for payment of certain stipulated penalties, or could be excluded from participation in federal health care programs. The corporate integrity agreement has a term of five years. We expect the CIA to impact operating expenses by approximately $1 to $2 million annually beginning in 2015.

See Note 6 – Commitments and Contingencies to our condensed consolidated financial statements for additional information regarding the U.S. Department of Justice settlement, our corporate integrity agreement and for a discussion of and updates regarding the self-disclosure matters and class action litigation we are involved in. No assurances can be given as to the timing or outcome of these items.

Payment

On April 1, 2014, a bill was approved to delay the implementation of the new ICD-10 coding system from October 1, 2014 to October 1, 2015.

In May 2014, CMS issued a proposed rule to update hospice payment rates and the wage index for fiscal year 2015 and continue the phase out of the wage index budget neutrality adjustment factor. The proposed rule includes a 2.7% market basket update which is reduced by the following: a 0.7% adjustment from the PPACA and 0.7% for the updated wage index and budget neutrality adjustment factor. The net effect of the proposed rule increases the base rate for fiscal year 2015 by 1.3%.

Results of Operations

Three-Month Period Ended March 31, 2014 Compared to the Three-Month Period Ended March 31, 2013

Consolidated

The following table summarizes our consolidated results from continuing operations (amounts in millions):

	For the Three-Month Periods Ended March 31,
	2014	2013
Net service revenue	$298.7	$328.6
Gross margin, excluding depreciation and amortization	121.7	142.9
% of revenue	40.7%	43.5%
Other operating expenses	139.1	137.5
% of revenue	46.6%	41.9%
Other intangibles impairment charge	2.2	—

Operating (loss) income	(19.6)	5.4

Total other expense, net	(0.2)	(0.7)
Income tax benefit (expense)	7.6	(1.8)
Effective income tax rate	(38.4%)	39.3%

(Loss) income from continuing operations	(12.2)	2.9

Net loss from discontinued operations	(0.3)	(0.7)
Net loss attributable to noncontrolling interests	0.1	0.5

Net (loss) income attributable to Amedisys, Inc.	$(12.4)	$2.7

During the first quarter of 2014, we committed to a plan to consolidate 21 operating home health care centers and four operating hospice care centers with care centers servicing the same markets and close 23 home health care centers and six hospice care centers. As a result of our exit activity mentioned above we reduced our regional leadership structure and corporate support functions. Separate from the restructuring costs we also recorded severance costs associated with the departure of our CEO on February 20, 2014. The following details the costs associated with these activities (amounts in millions):

	For the Three Month Period Ended March 31, 2014
	Home Health	Hospice	Corporate	Total
Severance (a)	$2.0	$0.1	$—	$2.1
Restructuring severance	2.1	0.6	3.0	5.7
Lease terminations	1.9	0.2	—	2.1
Other intangibles impairment	1.2	1.0	—	2.2

Exit and restructuring activities costs	7.2	1.9	3.0	12.1
Relator fees	—	—	3.9	3.9

Total	$7.2	$1.9	$6.9	$16.0

(a)	Includes $0.8 million and $0.1 million for severance included in cost of service for home health and hospice, respectively.

Our operating income excluding items noted above declined $9 million as our home health operating income decreased $11 million, our hospice operating income increased $1 million and corporate expenses decreased $1 million. Sequestration impacted revenue and operating income by approximately $4 million during the first quarter of 2014. Our home health operating income declined primarily as a result of lower Medicare and private volumes and higher cost per visit.

Home Health Division

The following table summarizes our home health segment results from continuing operations:

	For the Three-Month Periods Ended March 31,
	2014	2013
Financial Information (in millions):
Medicare	$188.7	$212.6
Non-Medicare	48.0	49.4

Net service revenue	236.7	262.0
Cost of service	144.0	150.5

Gross margin	92.7	111.5
Other operating expenses	82.6	84.7

Operating income before impairment charges (1)	$10.1	$26.8

Key Statistical Data:
Medicare:
Same Store Volume(2):
Revenue	(7%)	(8%)
Admissions	(2%)	2%
Recertifications	(6%)	(17%)
Total(3):
Admissions	46,527	50,007
Recertifications	25,778	28,687
Completed episodes	67,472	75,884
Visits	1,204,539	1,370,884
Average revenue per completed episode(4)	$2,778	$2,778
Visits per completed episode(5)	16.9	17.5
Non-Medicare(3):
Admissions	21,193	21,586
Recertifications	7,451	8,200
Visits	390,140	422,357
Total(3):
Cost per Visit	$90.28	$83.89
Visits	1,594,679	1,793,241

(1)	Operating income of $8.9 million on a GAAP basis for the three-month period ended March 31, 2014.
(2)

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

Overall, our operating income excluding the $7 million in exit activity costs declined $11 million on a $25 million decline in revenue. Sequestration impacted revenue and operating income by $3 million.

Net Service Revenue

Our Medicare revenue decline of approximately $24 million consisted of $21 million due to lower volumes and $3 million due to sequestration.

Our non-Medicare revenue decreased $1 million which is primarily due to a decline in admission volumes and the number of visits performed offset by an increase in revenue per visit.

Cost of Service, Excluding Depreciation and Amortization

Our cost of service excluding $1 million in exit activity costs, decreased $7 million primarily as a result of our decrease in admission and recertification volumes and a 3% decrease in visits per episode which was offset by a $10 million increase as a result of an increase in cost per visit. The increase in cost per visit is the result of wage inflation, an increase in salaried clinicians, higher inclement weather and the impact of lower visits due to the fixed nature of some of our care delivery costs.

Other Operating Expenses

Our other operating expenses excluding $6 million in exit activity costs, decreased $8 million primarily due to a decrease in other care center related expenses due to our closure and consolidation strategy.

Hospice Division

The following table summarizes our hospice segment results from continuing operations:

	For the Three-Month Periods Ended March 31,
	2014	2013
Financial Information (in millions):
Medicare revenue	$58.4	$62.8
Non-Medicare revenue	3.6	3.8

Net service revenue	62.0	66.6
Cost of service	33.0	35.2

Gross margin	29.0	31.4
Other operating expenses	17.6	19.7

Operating income before impairment charge (1)	$11.4	$11.7

Key Statistical Data:
Same store Medicare revenue growth (2)	(6%)	(5%)
Hospice admits	4,595	4,957
Average daily census	4,721	5,071
Revenue per day	$145.95	$145.98
Cost of service per day	$77.47	$77.04
Average length of stay	99	103

(1)	Operating income of $10.4 million on a GAAP basis for the three-month period ended March 31, 2014.
(2)	Same store Medicare revenue volume is the percent increase (decrease) in our Medicare revenue for the period as a percent of the Medicare revenue of the prior period.

Overall, our operating income excluding the $2 million in exit activity costs increased approximately $1 million. Sequestration impacted revenue and operating income by $1 million.

Net Service Revenue

Our hospice revenue decreased $5 million, primarily as the result of a decrease in our average daily census and $1 million due to sequestration. We benefitted from a 1.0% hospice rate increase effective October 1, 2013.

Cost of Service, Excluding Depreciation and Amortization

Our hospice cost of service decreased $2 million, or 6%, which corresponds to our 7% decrease in average daily census. Our hospice clinicians are generally paid on a salaried basis, and our care centers are staffed based on their average census.

Other Operating Expenses

Our other operating expenses excluding the $2 million in exit activity costs, decreased $3 million primarily due to a decrease in other care center related expenses due to our care center closure and consolidation strategy.

Corporate

The following table summarizes our corporate results from continuing operations:

	For the Three-Month Periods Ended March 31,
	2014	2013
Financial Information (in millions):
Other operating expenses	$34.0	$26.4
Depreciation and amortization	4.9	6.7

Total	$38.9	$33.1

Corporate expenses consist of cost relating to our executive management and corporate and administrative support functions that are not directly attributable to a specific segment. Corporate and administrative support functions represent primarily information services, accounting and finance, billing and collections, legal, compliance and risk management, procurement, marketing, clinical administration, training and human resource benefits and administration.

Excluding the exit and restructuring activities cost and relator fees associated with our U.S. Department of Justice settlement agreement of $7 million, corporate expenses decreased $1 million primarily due to a decrease in depreciation and amortization. Our corporate salaries and wages also experienced an increase due to the addition of resources for the upcoming roll-out of AMS3, our enhanced point of care system.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Three-Month Periods Ended March 31,
	2014	2013
Cash (used in) provided by operating activities	$(6.4)	$32.4
Cash used in investing activities	(4.9)	(16.8)
Cash used in financing activities	(3.2)	(23.1)

Net decrease in cash and cash equivalents	(14.5)	(7.5)
Cash and cash equivalents at beginning of period	17.3	14.5

Cash and cash equivalents at end of period	$2.8	$7.0

Cash used in operating activities increased $38.8 million during 2014 compared to 2013 primarily due to the $30 million reduction in revenue and a reduction in our cash collections as compared to 2013. Our DSO increased 1.5 days which decreased cash collections by approximately $5 million. For additional information regarding our operating performance, see “Results of Operations”.

Cash used in investing activities decreased $11.9 million during 2014 compared to 2013 primarily due to decreases in the purchases of investments and property and equipment.

Cash used in financing activities decreased $19.9 million during 2014 compared to 2013 due to a decrease in our principal payments of long-term obligations, net of borrowings, respectively. We decreased our outstanding long-term obligations net of borrowings by $4.0 million from December 31, 2013.

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. During 2014 and 2013, we have experienced reimbursement reductions due to sequestration and the 2014 CMS rate cut, as well as lower volumes which have impacted our business and consolidated financial condition, results of operation and cash flows. In addition, CMS proposed to reduce reimbursement rates by 2.7% for rebasing in each year from calendar year 2015 to calendar year 2017; however, we do expect some offset from a market basket update. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness or through sales of equity. As of March 31, 2014, we had $2.8 million in cash and cash equivalents and $143.7 million in availability under our $165.0 million Revolving Credit Facility.

During the three month period ended March 31, 2014, we spent $2.1 million in routine capital expenditures compared to $3.3 million during the three month period ended March 31, 2013. Routine capital expenditures primarily include equipment and computer software and hardware. In addition, we spent $3.4 million in non-routine capital expenditures related to enhancements to our point of care software compared to $6.8 million during the three month periods ended March 31, 2014 and 2013, respectively. Our routine and non-routine capital expenditures for 2014 are expected to be approximately $11.1 million and $6.9 million, respectively.

On April 23, 2014, we entered into a settlement agreement to resolve both the U.S. Department of Justice investigation and the Stark Law Self-Referral matter. Pursuant to the settlement agreement, we paid the United States an initial payment in the amount of $116.5 million on May 2, 2014, representing the first installment of $115 million plus interest thereon due under the settlement agreement. A second installment of $35 million plus interest thereon will be payable on or prior to October 23, 2014. We plan to use cash on hand and our availability under our Revolving Credit Facility to make the required payments. See Note 6 – Commitments and Contingencies to our condensed consolidated financial statements for additional information regarding the U.S. Department of Justice settlement.

Based on our operating forecasts, our new debt service requirements and upcoming settlement payment, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements; however, our ongoing ability to comply with the debt covenants under our credit agreement depends largely on the achievement of adequate levels of operating performance and cash flow. We routinely review our capital requirements to make sure that we have a capital structure in place that meets the current and future needs of the Company. We currently anticipate we will be in compliance with the covenants associated with our long-term obligations over the next 12 months. If our future operating performance and/or cash flows are less than expected, it could cause us to default on our financial covenants in the future. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments. There can be no assurance that debt covenant waivers or amendments would be obtained, if needed.

Outstanding Patient Accounts Receivable

Our patient accounts receivable, net increased $4.2 million from December 31, 2013 to March 31, 2014. Our cash collection as a percentage of revenue was 100.2% for the three month period ended March 31, 2014, and 110.8% for the three month period ended March 31, 2013. Our days revenue outstanding, net has increased 1.5 days from 32.1 days at December 31, 2013.

Our patient accounts receivable includes unbilled receivables and are aged based upon our initial service date. At March 31, 2014, our unbilled patient accounts receivable, as a percentage of gross patient accounts receivable, was 28.5%, or $38.0 million, compared to 34.7%, or $44.8 million, at December 31, 2013. We monitor unbilled receivables on a care center by care center basis to ensure that all efforts are made to bill claims within timely filing deadlines. The timely filing deadline for Medicare is one year from the date the episode was completed and varies by state for Medicaid-reimbursable services and among insurance companies and other private payors.

Our provision for estimated revenue adjustments (which is deducted from our service revenue to determine net service revenue) and provision for doubtful accounts were as follows for the periods indicated (amounts in millions). We fully reserve for both our Medicare and other patient accounts receivable that are aged over 365 days.

	For the Three- Month Periods Ended March 31,
	2014	2013
Provision for estimated revenue adjustments (1)	$1.2	$3.9
Provision for doubtful accounts (2)	5.0	4.0

Total	$6.2	$7.9

As a percent of revenue	2.1%	2.3%

(1)	Includes $0.1 million from discontinued operations for the three months ended March 31, 2013.
(2)	Includes $0.1 million from discontinued operations for the three months ended March 31, 2014 and 2013, respectively.

The following schedules detail our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding, net):

	0-90	91-180	181-365	Over 365	Total
At March 31, 2014:
Medicare patient accounts receivable, net (1)	$66.5	$10.0	$0.5	$—	$77.0

Other patient accounts receivable:
Medicaid	10.4	2.8	1.6	0.2	15.0
Private	23.1	6.5	5.9	1.9	37.4

Total	$33.5	$9.3	$7.5	$2.1	$52.4

Allowance for doubtful accounts (2)					(14.1)

Non-Medicare patient accounts receivable, net					$38.3

Total patient accounts receivable, net					$115.3

Days revenue outstanding, net (3)					33.6

	0-90	91-180	181-365	Over 365	Total
At December 31, 2013:
Medicare patient accounts receivable, net (1)	$66.7	$8.7	$—	$—	$75.4

Other patient accounts receivable:
Medicaid	11.4	2.6	1.3	0.3	15.6
Private	19.8	8.0	3.9	2.6	34.3

Total	$31.2	$10.6	$5.2	$2.9	$49.9

Allowance for doubtful accounts (2)					(14.2)

Non-Medicare patient accounts receivable, net					$35.7

Total patient accounts receivable, net					$111.1

Days revenue outstanding, net (3)					32.1

(1)

The following table summarizes the activity and ending balances in our estimated revenue adjustments (amounts in millions), which is recorded to reduce our Medicare outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the Three-Month Period Ended March 31, 2014	For the Three-Month Period Ended December 31, 2013
Balance at beginning of period	$3.9	$6.0
Provision for estimated revenue adjustments	1.2	—
Write offs	(1.4)	(2.1)

Balance at end of period	$3.7	$3.9

Our estimated revenue adjustments were 4.6% and 4.9% of our outstanding Medicare patient accounts receivable at March 31, 2014 and December 31, 2013, respectively.

(2)

The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in millions), which is recorded to reduce only our Medicaid and private payer outstanding patient accounts receivable to their estimated net realizable value.

	For the Three-Month Period Ended March 31, 2014	For the Three-Month Period Ended December 31, 2013
Balance at beginning of period	$14.2	$15.6
Provision for doubtful accounts (a)	5.0	3.6
Write offs	(5.1)	(5.0)

Balance at end of period	$14.1	$14.2

(a)	Includes $0.1 and $0.2 million from discontinued operations for the three month periods ended March 31, 2014 and December 31, 2013, respectively.

Our allowance for doubtful accounts was 26.9% and 28.5% of our outstanding Medicaid and private patient accounts receivable at March 31, 2014 and December 31, 2013, respectively.

(3)

Our calculation of days revenue outstanding, net is derived by dividing our ending net patient accounts receivable (i.e., net of estimated revenue adjustments and allowance for doubtful accounts ) at March 31, 2014 and December 31, 2013 by our average daily net patient revenue for the three-month periods ended March 31, 2014 and December 31, 2013, respectively.

Indebtedness

Our weighted average interest rate for our five year $60.0 million Term Loan was 3.4% for the three month period ended March 31, 2014.

As of March 31, 2014, our total leverage ratio was 3.2, our fixed charge coverage ratio was 1.4, and we were in compliance with the covenants associated with our long-term obligations.

As of March 31, 2014, our availability under our $165.0 million Revolving Credit Facility was $143.7 million as we had $21.3 million outstanding in letters of credit.

See Note 7 of the financial statements included in our Form 10-K for additional details on our outstanding long-term obligations which were outstanding as of December 31, 2013.

Inflation

We do not believe inflation has significantly impacted our results of operations.

Critical Accounting Policies

See Part II, Item 7 – Critical Accounting Policies and our consolidated financial statements and related notes in Part IV, Item 15 of our 2013 Annual Report on Form 10-K, for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. These critical accounting policies include revenue recognition; patient accounts receivable; insurance; goodwill and intangible assets; and income taxes. There have not been any changes to our significant accounting policies or their application since we filed our 2013 Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility and Term Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows will be exposed to changes in interest rates. As of March 31, 2014, the total amount of outstanding debt subject to interest rate fluctuations was $42.0 million. A 1.0% interest rate change would cause interest expense to change by approximately $0.4 million annually.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2014, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2014, the end of the period covered by this Quarterly Report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended March 31, 2014, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2014, the end of the period covered by this Quarterly Report.

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

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended March 31, 2014:

Period	(a) Total Number of Share (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1, 2014 to January 31, 2014	—		$—	—	$—
February 1, 2014 to February 28, 2014	863		17.07	—	—
March 1, 2014 to March 31, 2014	—		—	—	—

	863	(1)	$17.07	—	—

(1)

Includes shares of common stock surrendered to us by certain employees to satisfy tax withholding obligations in connection with the exercise of stock options previously awarded to such employees under our 1998 Stock Option Plan.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through February 24, 2014	The Company’s Annual Report on Form 10-K for the year ended December 31, 2013	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

†10.1*	Letter Agreement dated as of February 24, 2014 regarding the Amended and Restated Employment Agreement dated as of January 3, 2011, as further amended on December 29, 2011 and December 19, 2012, by and among Amedisys, Inc., Amedisys Holding, L.L.C. and William F. Borne

10.2*	Agreement by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Dale E. Redman dated as of March 24, 2014	The Company’s Current Report on Form 8-K dated March 19, 2014	0-24260	99.1

†10.3	Third Amendment dated as of April 17, 2014 to the Credit Agreement dated October 26, 2012 among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the several banks and other financial institutions party thereto from time to time, BOKF, NA DBA Bank of Texas, Compass Bank, Fifth Third Bank and RBS Citizens, N.A., as Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arrangers and Joint Bookrunners

10.4	Corporate Integrity Agreement effective April 22, 2014 between the Office of Inspector General of the Department of Health and Human Services and Amedisys, Inc. and Amedisys Holding, L.L.C.	The Company’s Current Report on Form 8-K dated April 24, 2014	0-24260	10.2

10.5	Settlement Agreement effective April 23, 2014 by and among (a) the United States of America, acting through the United States Department of Justice and on Behalf of the Office of Inspector General of the Department of Health and Human Services, (b) Amedisys, Inc. and Amedisys Holding, L.L.C. and (c) the various Relators named therein	The Company’s Current Report on Form 8-K dated April 24, 2014	0-24260	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

†31.1	Certification of Ronald A. LaBorde, Interim Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Dale E. Redman, Interim Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of Ronald A. LaBorde, Interim Chief Executive Officer (principal executive officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2	Certification of Dale E. Redman, Interim Chief Financial Officer (principal financial officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†101.INS	XBRL Instance

†101.SCH	XBRL Taxonomy Extension Schema Document

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	XBRL Taxonomy Extension Definition Linkbase

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDISYS, INC. (Registrant)

By:	/s/ SCOTT G. GINN
Scott G. Ginn,
Principal Accounting Officer and Duly Authorized Officer

Date: May 8, 2014

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed and the exhibits marked with a double cross (††) are furnished with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through February 24, 2014	The Company’s Annual Report on Form 10-K for the year ended December 31, 2013	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

†10.1*	Letter Agreement dated as of February 24, 2014 regarding the Amended and Restated Employment Agreement dated as of January 3, 2011, as further amended on December 29, 2011 and December 19, 2012, by and among Amedisys, Inc., Amedisys Holding, L.L.C. and William F. Borne

10.2*	Agreement by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Dale E. Redman dated as of March 24, 2014	The Company’s Current Report on Form 8-K dated March 19, 2014	0-24260	99.1

†10.3	Third Amendment dated as of April 17, 2014 to the Credit Agreement dated October 26, 2012 among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the several banks and other financial institutions party thereto from time to time, BOKF, NA DBA Bank of Texas, Compass Bank, Fifth Third Bank and RBS Citizens, N.A., as Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arrangers and Joint Bookrunners

10.4	Corporate Integrity Agreement effective April 22, 2014 between the Office of Inspector General of the Department of Health and Human Services and Amedisys, Inc. and Amedisys Holding, L.L.C.	The Company’s Current Report on Form 8-K dated April 24, 2014	0-24260	10.2

10.5	Settlement Agreement effective April 23, 2014 by and among (a) the United States of America, acting through the United States Department of Justice and on Behalf of the Office of Inspector General of the Department of Health and Human Services, (b) Amedisys, Inc. and Amedisys Holding, L.L.C. and (c) the various Relators named therein	The Company’s Current Report on Form 8-K dated April 24, 2014	0-24260	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

†31.1	Certification of Ronald A. LaBorde, Interim Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Dale E. Redman, Interim Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of Ronald A. LaBorde, Interim Chief Executive Officer (principal executive officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2	Certification of Dale E. Redman, Interim Chief Financial Officer (principal financial officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†101.INS	XBRL Instance

†101.SCH	XBRL Taxonomy Extension Schema Document

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	XBRL Taxonomy Extension Definition Linkbase

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document