Form 10-Q
period 2014-06-30
AMEDISYS INC
filed 2014-07-30
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 33,234,606 shares outstanding as of July 25, 2014.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Quarterly Report on Form 10-Q, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to the following: changes in Medicare and other medical payment levels, our ability to open care centers, acquire additional care centers and integrate and operate these care centers effectively, changes in or our failure to comply with existing Federal and state laws or regulations or the inability to comply with new government regulations on a timely basis, competition in the home health industry, changes in the case mix of patients and payment methodologies, changes in estimates and judgments associated with critical accounting policies, our ability to maintain or establish new patient referral sources, our ability to attract and retain qualified personnel, changes in payments and covered services due to the economic downturn and deficit spending by Federal and state governments, future cost containment initiatives undertaken by third-party payors, our access to financing due to the volatility and disruption of the capital and credit markets, our ability to meet debt service requirements and comply with covenants in debt agreements, business disruptions due to natural disasters or acts of terrorism, our ability to integrate and manage our information systems, our ability to fund required settlement payments in the manner agreed upon in our settlement agreement to resolve both the U.S. Department of Justice investigation and the Stark Law Self-Referral matter, our ability to comply with requirements stipulated in our corporate integrity agreement and changes in law or developments with respect to any litigation or investigations relating to the Company, including the OIG Self-Disclosure issues and various other matters, many of which are beyond our control.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$11,225	$17,303
Patient accounts receivable, net of allowance for doubtful accounts of $14,956 and $14,231	110,934	111,133
Prepaid expenses	10,855	10,669
Deferred income taxes	10,712	55,329
Other current assets	15,185	10,785
Assets held for sale	—	60

Total current assets	158,911	205,279

Property and equipment, net of accumulated depreciation of $140,705 and $129,891	148,346	159,025
Goodwill	205,587	208,915
Intangible assets, net of accumulated amortization of $25,354 and $25,133	34,112	36,690
Deferred income taxes	134,442	90,214
Other assets, net	28,898	26,283

Total assets	$710,296	$726,406

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$18,886	$20,139
Accrued charge related to U.S. Department of Justice settlement	35,000	150,000
Payroll and employee benefits	72,861	70,801
Accrued expenses	61,712	57,572
Current portion of long-term obligations	12,277	13,904

Total current liabilities	200,736	312,416
Long-term obligations, less current portion	132,000	33,000
Other long-term obligations	6,518	8,511

Total liabilities	339,254	353,927

Commitments and Contingencies - Note 6

Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 34,153,969, and 33,413,970 shares issued; and 33,195,927 and 32,538,971 shares outstanding	34	33
Additional paid-in capital	473,634	467,890
Treasury stock at cost 958,042, and 874,999 shares of common stock	(19,464)	(18,176)
Accumulated other comprehensive income	15	15
Retained earnings	(82,359)	(77,561)

Total Amedisys, Inc. stockholders’ equity	371,860	372,201
Noncontrolling interests	(818)	278

Total equity	371,042	372,479

Total liabilities and equity	$710,296	$726,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2014	2013	2014	2013
Net service revenue	$305,006	$315,960	$603,745	$644,562
Cost of service, excluding depreciation and amortization	172,520	177,760	349,527	363,427
General and administrative expenses:
Salaries and benefits	71,400	75,012	154,571	154,852
Non-cash compensation	1,069	1,224	1,500	3,280
Other	35,522	41,378	78,222	83,226
Provision for doubtful accounts	4,242	4,639	9,135	8,493
Depreciation and amortization	7,692	9,411	15,594	19,381
Other intangibles impairment charge	—	2,286	2,208	2,286

Operating expenses	292,445	311,710	610,757	634,945

Operating income (loss)	12,561	4,250	(7,012)	9,617
Other income (expense):
Interest income	16	11	22	22
Interest expense	(1,352)	(714)	(2,613)	(1,806)
Equity in earnings from equity investments	885	337	1,671	700
Miscellaneous, net	243	(537)	434	(478)

Total other expense, net	(208)	(903)	(486)	(1,562)

Income (loss) before income taxes	12,353	3,347	(7,498)	8,055
Income tax (expense) benefit	(4,743)	(1,342)	2,875	(3,193)

Income (loss) from continuing operations	7,610	2,005	(4,623)	4,862
Discontinued operations, net of tax	61	(157)	(216)	(882)

Net income (loss)	7,671	1,848	(4,839)	3,980
Net (income) loss attributable to noncontrolling interests	(52)	(7)	41	539

Net income (loss) attributable to Amedisys, Inc.	$7,619	$1,841	$(4,798)	$4,519

Basic earnings per common share:
Income (loss) from continuing operations attributable to Amedisys, Inc. common stockholders	$0.24	$0.06	$(0.14)	$0.18
Discontinued operations, net of tax	—	—	(0.01)	(0.03)

Net income (loss) attributable to Amedisys, Inc. common stockholders	$0.24	$0.06	$(0.15)	$0.15

Weighted average shares outstanding	32,251	31,160	32,058	30,900

Diluted earnings per common share:
Income (loss) from continuing operations attributable to Amedisys, Inc. common stockholders	$0.23	$0.06	$(0.14)	$0.17
Discontinued operations, net of tax	—	—	(0.01)	(0.03)

Net income (loss) attributable to Amedisys, Inc. common stockholders	$0.23	$0.06	$(0.15)	$0.14

Weighted average shares outstanding	32,594	31,489	32,058	31,298

Amounts attributable to Amedisys, Inc. common stockholders:
Income (loss) from continuing operations	$7,558	$1,998	$(4,582)	$5,401
Discontinued operations, net of tax	61	(157)	(216)	(882)

Net income (loss)	$7,619	$1,841	$(4,798)	$4,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Six-Month Periods Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net (loss) income	$(4,839)	$3,980
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	15,634	19,679
Provision for doubtful accounts	9,210	8,722
Non-cash compensation	1,500	3,280
401(k) employer match	3,048	4,363
Loss on disposal of property and equipment	2,688	708
Gain on sale of care centers	(2,967)	(357)
Deferred income taxes	(3,017)	2,959
Equity in earnings of equity investments	(1,671)	(700)
Amortization of deferred debt issuance costs	283	370
Return on equity investment	700	400
Other intangibles impairment charge	2,208	2,286
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(9,740)	35,684
Other current assets	(2,215)	(2,878)
Other assets	1,200	(800)
Accounts payable	414	(7,963)
U.S. Department of Justice settlement accrual	(115,000)	—
Accrued expenses	5,958	(4,293)
Other long-term obligations	1,135	537

Net cash (used in) provided by operating activities	(95,471)	65,977

Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	5	100
Proceeds from the sale of property and equipment	—	126
Purchases of deferred compensation plan assets	(67)	(74)
Purchases of property and equipment	(9,068)	(19,595)
Purchase of investments	(2,495)	(6,227)
Acquisitions of businesses, net of cash acquired	—	(627)
Proceeds from dispositions of care centers, net of cash sold	2,233	2,082

Net cash used in investing activities	(9,392)	(24,215)

Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options	88	113
Proceeds from issuance of stock to employee stock purchase plan	1,324	1,695
Non-controlling interest distribution	—	(93)
Proceeds from revolving line of credit	200,800	25,500
Repayments of revolving line of credit	(95,800)	(25,500)
Principal payments of long-term obligations	(7,627)	(27,904)

Net cash provided by (used in) financing activities	98,785	(26,189)

Net (decrease) increase in cash and cash equivalents	(6,078)	15,573
Cash and cash equivalents at beginning of period	17,303	14,545

Cash and cash equivalents at end of period	$11,225	$30,118

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,974	$2,006

Cash paid for income taxes, net of refunds received	$—	$3,135

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
(Sale) acquisition of non-controlling interests	$(1,549)	$167

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Amedisys, Inc., a Delaware corporation, and its consolidated subsidiaries (“Amedisys,” “we,” “us,” or “our”) are a multi-state provider of home health and hospice services with approximately 82% and 84% of our revenue derived from Medicare for the three-month periods ended June 30, 2014 and 2013, respectively, and approximately 82% and 84% our revenue derived from Medicare for the six-month periods ended June 30, 2014 and 2013, respectively. As of June 30, 2014, we owned and operated 316 Medicare-certified home health care centers, 80 Medicare-certified hospice care centers and one hospice inpatient unit in 33 states within the United States, the District of Columbia and Puerto Rico.

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

We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a variable interest entity in which we are the primary beneficiary. The book value of investments that we accounted for under the equity method of accounting was $15.0 million as of June 30, 2014, and $11.9 million as of December 31, 2013. We account for investments in entities in which we have less than a 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee. The aggregate carrying amount of our cost method investment was $5.0 million as of June 30, 2014 and December 31, 2013.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of June 30, 2014 and 2013, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and, therefore, the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our condensed consolidated balance sheets for such periods.

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

Hospice Revenue Recognition

Hospice Medicare Revenue

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounts for 99% of our total Medicare hospice service revenue for the three-month periods ended June 30, 2014 and 2013, respectively, and 98% and 99% of our total Medicare hospice service revenue for the six-month periods ended June 30, 2014 and 2013, respectively. We make adjustments to Medicare revenue for an inability to obtain appropriate billing documentation or acceptable authorizations and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes our historical collection rate on Medicare claims, and record it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap for each provider number, we monitor these caps and estimate amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in other accrued liabilities. We have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2012 as of June 30, 2014. As of June 30, 2014, we have recorded $4.3 million for estimated amounts due back to Medicare in other accrued liabilities for the Federal cap years ended October 31, 2013 through October 31, 2014. As of December 31, 2013, we have recorded $4.0 million for estimated amounts due back to Medicare in other accrued liabilities for the Federal cap years ended October 31, 2012 through October 31, 2014.

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

We believe the credit risk associated with our Medicare accounts, which represent 69% and 67% of our net patient accounts receivable at June 30, 2014 and December 31, 2013, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable, which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. During the three and six-month periods ended June 30, 2014, we recorded $1.8 million and $3.0 million, respectively, in estimated revenue adjustments to Medicare as compared to $2.8 million and $6.6 million during the three and six-month periods ended June 30, 2013, respectively.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

		Fair Value at Reporting Date Using
Financial Instrument	Carrying Value as of June 30, 2014	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$144.3	$—	$144.7	$—

The estimates of the fair value of our long-term debt are based upon a discounted present value analysis of future cash flows. Due to the uncertainty in the capital and credit markets the actual rates that would be obtained to borrow under similar conditions could materially differ from the estimates we have used.

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

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2014	2013	2014	2013
Weighted average number of shares outstanding - basic	32,251	31,160	32,058	30,900
Effect of dilutive securities:
Stock options	—	12	—	17
Non-vested stock and stock units	343	317	—	381

Weighted average number of shares outstanding - diluted	32,594	31,489	32,058	31,298

Anti-dilutive securities	192	217	649	217

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity changing the criteria for reporting discontinued operations. The ASU states that only those disposed components (or components held-for-sale) representing a strategic shift that have (or will have) a major effect on operations and financial results (or that are businesses or non-profit activities held-for-sale at acquisition) will be reported in discontinued operations. The ASU also required expanded disclosures about discontinued operations in the financial statement notes. The ASU is effective for disposals (or classifications as held-for-sale) that occur within annual periods beginning on or after December 15, 2014 and interim periods within those annual periods. Early application is permitted, but only for those disposals (or classifications as held-for-sale) that have not been reported in financial statements previously issued or available for issuance. We have chosen to early adopt this ASU and have applied the new criteria in determining the accounting treatment for the care centers exited during 2014.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

As part of our management of our portfolio of care centers, we review each care center’s current financial performance, market penetration, forecasted market growth and the impact of proposed CMS payment revisions. As a result of our review, we consolidated 41 home health care centers and five hospice care centers with care centers servicing the same markets, sold 19 home health care centers and one hospice care center and closed 10 home health care centers during 2013. We had previously classified 28 of these care centers as held for sale during 2013 and three care centers remained classified as held for sale at December 31, 2013. During the three month period ended March 31, 2014, we sold assets associated with one of these care centers and consolidated one of these care centers with a care center servicing the same market. During the three month period ended June 30, 2014, we sold assets associated with the remaining care center; there are no care centers classified as held for sale as of June 30, 2014. For additional information on the care centers consolidated with care centers servicing the same markets and the care centers sold, see Note 4 – Exit and Restructuring Activities.

Net revenues and operating results for the periods presented for the care centers classified as discontinued operations are as follows (dollars in millions):

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2014	2013	2014	2013

Net revenues	$—	$8.9	$(0.3)	$19.5
Income (loss) before income taxes	0.1	(0.3)	(0.4)	(1.5)
Income tax benefit	—	0.1	0.2	0.6

Discontinued operations, net of tax	$0.1	$(0.2)	$(0.2)	$(0.9)

4. EXIT AND RESTRUCTURING ACTIVITIES

Exit Activity

As of December 31, 2013, we reported three home health care centers as held for sale. During the three month period ended March 31, 2014, we sold assets associated with one of these care centers for cash consideration of approximately $0.6 million and recognized a gain of approximately $0.6 million which is included in discontinued operations. In addition, during the three months ended March 31, 2014, one of the care centers classified as held for sale as of December 31, 2013 was consolidated with a care center servicing the same market. During the three month period ended June 30, 2014, we sold assets associated with the remaining care center for cash consideration of approximately $0.2 million and recognized a gain of approximately $0.2 million which is included in discontinued operations.

Effective April 17, 2014, the Company sold its interest in five home health and four hospice care centers in Wyoming and Idaho for approximately $5.0 million and recognized a gain of $2.1 million.

In addition to the sale of the care centers mentioned above, during the three months ended March 31, 2014, we consolidated three home health care centers with care centers servicing the same markets and closed four home health care centers and one hospice care center and announced our plans to close or consolidate another 43 care centers. In connection with these care centers, we recorded non-cash charges of $2.2 million in other intangibles impairment expense related to the write-off of intangible assets, $2.1 million in other general and administrative expenses related to lease termination costs and $2.1 million in salaries and benefits related to severance costs during the three-month period ended March 31, 2014. These care centers were not concentrated in certain selected geographical areas and did not meet the criteria to be classified as discontinued operations in accordance with applicable accounting guidance. During the quarter ended June 30, 2014, we completed the closure of the remaining 43 care centers as follows: we consolidated 18 home health care centers and four hospice care centers with care centers servicing the same markets and closed 18 home health care centers and three hospice care centers.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restructuring Activity

During the quarter ended March 31, 2014, we restructured our regional leadership and corporate support functions. As such, we recorded charges of $3.4 million in salaries and benefits related to severance costs during the three month period ended March 31, 2014. In addition, on February 20, 2014, William F. Borne stepped down from his positions as Chief Executive Officer, Chairman and a member of our Board of Directors and we recorded charges of $2.3 million in salaries and benefits related to severance costs.

5. LONG-TERM OBLIGATIONS

Long-term debt consisted of the following for the periods indicated (amounts in millions):

	June 30, 2014	December 31, 2013
$60.0 million Term Loan; $3.0 million principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (3.40% at June 30, 2014); due October 26, 2017	39.0	45.0
$165.0 million Revolving Credit Facility; interest only quarterly payments; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (3.40% at June 30, 2014); due October 26, 2017	105.0	—
Promissory notes	0.3	1.9

	144.3	46.9
Current portion of long-term obligations	(12.3)	(13.9)

Total	$132.0	$33.0

Our weighted average interest rate for our five year $60.0 million Term Loan under our existing senior secured Credit Agreement was 3.5% and 3.4% for the three and six-month periods ended June 30, 2014, respectively as compared to 2.6% and 2.7% for the three and six-month periods ended June 30, 2013.

On July 28, 2014, we entered into a Second Lien Credit Agreement providing for a term loan in an aggregate principal amount of $70.0 million. The proceeds of the Second Lien Credit Agreement were used to pay off a portion of the revolving credit balances under our existing senior secured Credit Agreement dated as of October 26, 2012.

In connection with the Second Lien Credit Agreement, on July 28, 2014, we entered into the fourth amendment to our existing senior secured Credit Agreement, which amends certain covenants, representations and other provisions in our Credit Agreement, to among other things, allow for our entry into the Second Lien Credit Agreement. The fourth amendment also decreases the aggregate principal amount of the revolving credit facility under our existing senior secured Credit Agreement from up to $165.0 million to up to $120.0 million. See Note 8 – Subsequent Event for additional information on the Term Loan Agreement and the amendment to our existing senior secured Credit Agreement.

Our existing senior secured Credit Agreement, as amended on July 28, 2014, limits total leverage and requires minimum coverage of fixed charges. As of June 30, 2014, our total leverage ratio was 2.7 and our fixed charge coverage ratio was 1.5 and we are in compliance with the existing senior secured Credit Agreement. We currently anticipate we will be in compliance with the covenants associated with our long-term obligations over the next 12 months. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.

As of the date of this filing, our availability under our $120.0 million Revolving Credit Facility, as amended by the fourth amendment to our existing senior secured Credit Agreement, was $74.2 million as we had $20.8 million outstanding in letters of credit.

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

ERISA Class Action Lawsuit

On September 27, 2010 and October 22, 2010, separate putative class action complaints were filed in the United States District Court for the Middle District of Louisiana against the Company, certain of our current and former senior executives and members of our 401(k) Plan Administrative Committee. The suits alleged violations of the Employee Retirement Income Security Act (“ERISA”) since January 1, 2006 and July 1, 2007, respectively. The plaintiffs brought the complaints on behalf of themselves and a class of similarly situated participants in our 401(k) Plan. The plaintiffs asserted that the defendants breached their fiduciary duties to the 401(k) Plan’s participants by causing the 401(k) Plan to offer and hold Amedisys common stock during the respective class periods when it was an allegedly unduly risky and imprudent retirement investment because of our alleged improper business practices. The complaints sought a determination that the actions may be maintained as a class action, an award of unspecified monetary damages and other unspecified relief. As noted above, on December 10, 2010, the Court consolidated the putative ERISA class actions with the putative securities class actions and derivative actions for pre-trial purposes. In addition, on December 10, 2010, the Court appointed interim lead counsel and interim liaison counsel in the ERISA class action.

On March 10, 2011, Wanda Corbin, Pia Galimba and Linda Trammell (the “Co-ERISA Plaintiffs”), filed an amended, consolidated class action complaint (the “ERISA Complaint”), which superseded the earlier-filed ERISA class action complaints. The ERISA Complaint sought a determination that the action may be maintained as a class action on behalf of themselves and a class of similarly situated participants in our 401(k) plan from January 1, 2008 through present. All of the defendants moved to dismiss the ERISA Complaint.

On November 5, 2013, we reached an agreement in principle to settle the ERISA class action lawsuits on a class-wide basis under which we would make a payment of $1.2 million (which we correctly anticipated would be paid by our insurance carrier) and provide additional non-monetary benefits to 401(k) Plan participants. We then negotiated a formal settlement agreement with the Co-ERISA Plaintiffs and on December 13, 2013, submitted it to the Court for preliminary and final approval. The formal settlement agreement described how the $1.2 million settlement payment would be allocated among the putative class of 401(k) Plan participants after certain expenses and fees were deducted. On April 14, 2014, the Court granted the motion for preliminary approval and scheduled a final fairness hearing for July 22, 2014. Our insurance carrier funded the $1.2 million settlement pool shortly after the entry of the April 14, 2014 order.

On July 22, 2014, the Court conducted a fairness hearing. On July 24, 2014, the Court entered an order approving the settlement, dismissing the ERISA class action lawsuits with prejudice, certifying a settlement class and approving the release of all claims by the settlement class that were or could have been alleged in the matter.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

SEC Investigation

On June 30, 2010, we received notice of a formal investigation from the SEC and received a subpoena for documents relating to the matters under review by the United States Senate Committee on Finance and other matters involving our operations. We cooperated with the SEC with respect to this investigation, and in June 2014 we were informed by the SEC staff that the investigation had been completed and that the staff did not intend to recommend any enforcement action by the SEC.

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

The settlement agreement also resolved allegations made against us by various qui tam relators, who were required to dismiss their claims with prejudice. We were required to pay various relators’ attorneys’ fees and expenses in the aggregate sum of approximately $3.9 million. In addition, we will incur additional expenses in the future in connection with compliance measures mandated by the corporate integrity agreement discussed below.

We have previously recorded an accrual for the settlement amount and added the amount of the relators’ attorneys’ fees to this accrual in the quarter ended March 31, 2014.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

OIG Self-Disclosure

In October 2012, we made a disclosure to the Office of Counsel to the Inspector General of the United States Department of Health and Human Services (the “OIG”) pursuant to the OIG Provider Self-Disclosure Protocol regarding certain clinical documentation issues and eligibility regulatory requirements at two of our hospice care centers. These hospice care centers did not comply in some respects with certain state and Medicare hospice regulations including those requiring physicians to certify patient eligibility and requiring patient face-to-face encounters. We recorded an additional accrual of approximately $1 million during the three-month period ended September 30, 2013 increasing the total accrual to approximately $2 million as of September 30, 2013, where it remained at December 31, 2013. A final settlement agreement with OIG, pursuant to which we agreed to pay approximately $2 million to settle the matter, was executed on March 12, 2014.

In September and October 2013, we made preliminary disclosures to OIG under the OIG’s Provider Self-Disclosure Protocol regarding certain clinical documentation issues at one of our home health care centers. This care center appears to have not complied with certain Medicare home health regulations, including those relating to physician signature requirements and face-to-face documentation. We made a disclosure in March 2014 to OIG providing additional information relating to the information disclosed in the preliminary disclosures sent in September and October 2013. As of June 30, 2014, we have an accrual of approximately $1.9 million for this matter. Our review is ongoing, and we intend to cooperate with the OIG in its review of this matter.

Wage and Hour Litigation

On July 25, 2012, a putative collective and class action complaint was filed in the United States District Court for the District of Connecticut against us in which three former employees allege wage and hour law violations. The former employees claim that they were not paid overtime for all hours worked over forty hours in violation of the Federal Fair Labor Standards Act (“FLSA”), as well as the Pennsylvania Minimum Wage Act. More specifically, they allege they were paid on both a per-visit and an hourly basis, and that such a pay scheme resulted in their misclassification as exempt employees, thereby denying them overtime pay. Moreover, in response to a Company motion arguing that plaintiffs’ complaint was deficient in that it was ambiguous and failed to provide fair notice of the claims asserted and plaintiffs’ opposition thereto, the Court, on April 8, 2013, held that the complaint adequately raises general allegations that the plaintiffs were not paid overtime for all hours worked in a week over forty, which may include claims for unpaid overtime under other theories of liability, such as alleged off-the-clock work, in addition to plaintiffs’ more clearly stated allegations based on misclassification. On behalf of themselves and a class of current and former employees they allege are similarly situated, plaintiffs seek attorneys’ fees, back wages and liquidated damages going back three years under the FLSA and three years under the Pennsylvania statute. On October 8, 2013, the Court granted plaintiffs’ motion for equitable tolling requesting that the statute of limitations for claims under the FLSA for plaintiffs who opt-in to the lawsuit be tolled from September 24, 2012, the date upon which plaintiffs filed their original motion for conditional certification, until 90 days after any notice of this lawsuit is issued following conditional certification. Following a motion for reconsideration filed by the Company, on December 3, 2013, the Court modified this order, holding that putative class members’ FLSA claims are tolled from October 29, 2012 through the date of the Court’s order on plaintiffs’ motion for conditional certification. On January 13, 2014, the Court granted plaintiffs’ July 10, 2013 motion for conditional certification of their FLSA claims and authorized issuance of notice to putative class members to provide them an opportunity to opt in to the action. On April 17, 2014, that notice was mailed to putative class members. The period within which putative class members were permitted to opt in to the action expired on July 16, 2014.

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

We are unable to assess the probable outcome or reasonably estimate the potential liability, if any, arising from the securities and wage and hour litigation described above. The Company intends to continue to vigorously defend itself in the securities and wage and hour litigation matters. No assurances can be given as to the timing or outcome of the OIG Self-Disclosure, the securities and wage and hour matters described above or the impact of any of the inquiry or litigation matters on the Company, its consolidated financial condition, results of operations or cash flows, which could be material, individually or in the aggregate.

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

In January 2010, our subsidiary that provides home health services in Dayton, Ohio received from a Medicare Program Safeguard Contractor (“PSC”) a request for records regarding 137 claims submitted by the subsidiary paid from January 2, 2008 through November 10, 2009 (the “Claim Period”) to determine whether the underlying services met pertinent Medicare payment requirements. Based on the PSC’s findings for 114 of the claims, which were extrapolated to all claims for home health services provided by the Dayton subsidiary paid during the Claim Period, on March 9, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment of approximately $5.6 million. We dispute these findings, and our Dayton subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. Most recently, a consolidated administrative law judge (“ALJ”) hearing was held in late March 2013. In January 2014, the ALJ found fully in favor of our Dayton subsidiary on 74 appeals and partially in favor of our Dayton subsidiary on eight appeals. Taking into account the ALJ’s decision, certain determinations that our Dayton subsidiary decided not to appeal as well as certain determinations made by the MAC, of the 114 claims that were originally extrapolated by the MAC, 76 claims have now been decided in favor of our Dayton subsidiary in full, 10 claims have been decided in favor of our Dayton subsidiary in part, and 28 claims have been decided against or not appealed by our Dayton subsidiary. The ALJ has ordered the MAC to recalculate the extrapolation amount based on the ALJ’s decision. The Medicare Appeals Council can decide on its own motion to review the ALJ’s decisions. As of June 30, 2014, we have recorded no liability with respect to the pending appeals as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a Zone Program Integrity Contractor (“ZPIC”) a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the MAC for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. Most recently, we have requested appeal hearings before an ALJ, which have been scheduled to occur on September 3, 2014, but no assurances can be given as to the timing or outcome of the ALJ appeal. The current alleged extrapolated overpayment is $6.1 million. In the event we pay any amount of this alleged overpayment, we are indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. As of June 30, 2014, we have recorded no liability for this claim as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Three-Month Period Ended June 30, 2014
	Home Health	Hospice	Other	Total
Net service revenue	$243.5	$61.5	$—	$305.0
Cost of service, excluding depreciation and amortization	139.3	33.2	—	172.5
General and administrative expenses	67.2	14.1	26.7	108.0
Provision for doubtful accounts	3.7	0.5	—	4.2
Depreciation and amortization	2.3	0.6	4.8	7.7

Operating expenses	212.5	48.4	31.5	292.4

Operating income (loss)	$31.0	$13.1	$(31.5)	$12.6

	For the Three-Month Period Ended June 30, 2013
	Home Health	Hospice	Other	Total
Net service revenue	$250.5	$65.4	$—	$315.9
Cost of service, excluding depreciation and amortization	143.2	34.5	—	177.7
General and administrative expenses	76.0	15.9	25.8	117.7
Provision for doubtful accounts	3.0	1.6	—	4.6
Depreciation and amortization	2.7	0.5	6.2	9.4
Other intangibles impairment charge	2.3	—	—	2.3

Operating expenses	227.2	52.5	32.0	311.7

Operating income (loss)	$23.3	$12.9	$(32.0)	$4.2

	For the Six-Month Period Ended June 30, 2014
	Home Health	Hospice	Other	Total
Net service revenue	$480.2	$123.5	$—	$603.7
Cost of service, excluding depreciation and amortization	283.3	66.2	—	349.5
General and administrative expenses	143.2	30.3	60.8	234.3
Provision for doubtful accounts	7.7	1.4	—	9.1
Depreciation and amortization	4.9	1.1	9.6	15.6
Other intangibles impairment charge	1.2	1.0	—	2.2

Operating expenses	440.3	100.0	70.4	610.7

Operating income (loss)	$39.9	$23.5	$(70.4)	$(7.0)

	For the Six-Month Period Ended June 30, 2013
	Home Health	Hospice	Other	Total
Net service revenue	$512.5	$132.0	$—	$644.5
Cost of service, excluding depreciation and amortization	293.7	69.7	—	363.4
General and administrative expenses	156.1	33.1	52.1	241.3
Provision for doubtful accounts	4.9	3.6	—	8.5
Depreciation and amortization	5.4	1.1	12.9	19.4
Other intangibles impairment charge	2.3	—	—	2.3

Operating expenses	462.4	107.5	65.0	634.9

Operating income (loss)	$50.1	$24.5	$(65.0)	$9.6

8. SUBSEQUENT EVENT

Credit Agreement

On July 28, 2014, we entered into a Second Lien Credit Agreement (“Term Loan Agreement”) providing for a term loan in an aggregate principal amount of $70.0 million. In connection therewith, we also entered into a Second Lien Security and Pledge Agreement for the purpose of securing the payment of our obligations under the Term Loan Agreement. The proceeds of the Term Loan Agreement were used to pay off a portion of the revolving credit balances under our existing senior secured Credit Agreement dated as of October 26, 2012. The final maturity date of the term loan under the Second Lien Agreement is July 28, 2020. There is no amortization associated with the Second Lien Agreement, with the full $70.0 million due at final maturity.

In connection with the Term Loan Agreement, on July 28, 2014, we entered into an Intercreditor Agreement with, among others, the administrative agent for the lenders under our existing senior secured Credit Agreement and the administrative agent for the lenders under the Term Loan Agreement. The Intercreditor Agreement provides, among other things, that the liens on the collateral securing the Term Loan Agreement and related obligations will be junior and subordinate in all respects to the liens on the collateral securing our senior secured Credit Agreement and related obligations.

Also in connection with the Term Loan Agreement, on July 28, 2014, we entered into the fourth amendment to our existing senior secured Credit Agreement, which amends certain covenants, representations and other provisions in the Credit Agreement, to among other things, allow for our entry into the Term Loan Agreement and obligate us to enter into the Intercreditor Agreement. As consideration for the foregoing, the Fourth Amendment also (i) decreases the aggregate principal amount of the revolving credit facility under the Credit Agreement from up to $165.0 million to up to $120.0 million, (ii) revises the exclusions and baskets associated with certain of the representations and covenants in the Credit Agreement including those relating to the incurrence of liens, the incurrence of additional debt, sales of assets, acquisitions and the prepayment of the Term Loan Agreement and (iii) revises the exceptions and baskets associated with the two financial covenants that we are required to maintain under the Credit Agreement and adds a third financial covenant. See Note 5 – Long-Term Obligations for additional information on our existing senior secured Credit Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and six-month period ended June 30, 2014. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on March 12, 2014 (the “Form 10-K”), which are incorporated herein by this reference.

Unless otherwise provided, “Amedisys,” “we,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.

Overview

We are a leading provider of high-quality, low-cost home health services to the chronic, co-morbid, aging American population with approximately 82% and 84% of our revenue derived from Medicare for the three-month periods ended June 30, 2014 and 2013, respectively, and approximately 82% and 84% of our revenue derived from Medicare for the six-month periods ended June 30, 2014 and 2013, respectively.

Our operations involve servicing patients through our two reportable business segments: home health and hospice. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. As of June 30, 2014, we owned and operated 316 Medicare-certified home health care centers, 80 Medicare-certified hospice care centers and one hospice inpatient unit in 33 states within the United States, the District of Columbia and Puerto Rico.

As part of our ongoing management of our portfolio of care centers, we review each care center’s current financial performance, market penetration, forecasted market growth and the impact of proposed CMS payment revisions. As a result of our review, we committed to a plan to close or consolidate 54 operating care centers. Therefore, during the three months ended March 31, 2014, we consolidated four home health care centers with care centers servicing the same markets, closed four home health care centers and one hospice care center and sold one home health care center. During the three months ended June 30, 2014, we consolidated 18 home health care centers and four hospice care centers with care centers servicing the same markets, closed 18 home health care centers and three hospice care centers and sold six home health care centers and four hospice care centers.

In connection with the care centers that we planned to close and consolidate, we recorded non-cash charges of $2.2 million in other intangibles impairment expense related to the write-off of intangible assets, $2.1 million in other general and administrative expenses related to lease termination costs and $2.1 million in salaries and benefits related to severance costs during the three-month period ended March 31, 2014.

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

Owned and Operated Care Centers

	Home Health	Hospice
At December 31, 2013	367	92
Closed/Consolidated/Sold	(51)	(12)

At June 30, 2014	316	80

Recent Developments

Governmental Inquiries and Investigations and Other Litigation

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

The settlement agreement also resolves allegations made against us by various qui tam relators, who are required to dismiss their claims with prejudice. We paid various relators’ attorneys’ fees and expenses in the aggregate sum of approximately $3.9 million.

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

Payment

In May 2014, CMS issued a proposed rule to update hospice payment rates and the wage index for fiscal year 2015 and continue the phase out of the wage index budget neutrality adjustment factor. The proposed rule includes a 2.7% market basket update which is reduced by the following: a 0.7% adjustment from the Patient Protection and Affordable Care Act (“PPACA”) and 0.7% for the updated wage index and budget neutrality adjustment factor. The net effect of the proposed rule increases the base rate for fiscal year 2015 by 1.3%.

In July 2014, CMS issued a proposed rule to update and revise Medicare home health reimbursement rates for the calendar year 2015. The proposed rule includes a rebasing cut of 2.5% as allowed by the PPACA and the Health Care and Education Reconciliation Act of 2010 and a negative multifactor productivity adjustment of 0.4% offset by a 2.6% market basket increase. CMS estimates that the net effect of these changes is approximately a 0.3% decrease in reimbursement to home health providers. Our impact could differ depending on differences in the wage index and the impact of coding changes. We expect CMS to issue a final rule in the fourth quarter of 2014.

Results of Operations

Three-Month Period Ended June 30, 2014 Compared to the Three-Month Period Ended June 30, 2013

Consolidated

The following table summarizes our consolidated results from continuing operations (amounts in millions):

	For the Three-Month Periods Ended June 30,
	2014	2013
Net service revenue	$305.0	$315.9
Gross margin, excluding depreciation and amortization	132.5	138.2
% of revenue	43.4%	43.7%
Other operating expenses	119.9	131.7
% of revenue	39.3%	41.7%
Other intangibles impairment charge	—	2.3

Operating income	12.6	4.2

Total other expense, net	(0.2)	(0.9)
Income tax expense	(4.8)	(1.3)
Effective income tax rate	38.4%	40.1%

Income from continuing operations	7.6	2.0

Net income (loss) from discontinued operations	0.1	(0.2)
Net loss attributable to noncontrolling interests	(0.1)	—

Net income attributable to Amedisys, Inc.	$7.6	$1.8

Our operating results have been impacted by the sale, closure and consolidation of 79 care centers since June 30, 2013. Accordingly, our results for the three-month period ended June 30, 2014 are not fully comparable to the three-month period ended June 30, 2013.

Our operating income before the $2 million other intangibles impairment charge in 2013, increased $6 million as our home health operating income increased $5 million, our hospice operating income remained flat and corporate expenses decreased $1 million. Our home health operating income increased primarily as a result of a decrease in other operating expenses primarily due to closures and the restructure of our regional leadership and corporate support functions.

Home Health Division

The following table summarizes our home health segment results from continuing operations:

	For the Three-Month Periods Ended June 30,
	2014	2013
Financial Information (in millions):
Medicare	$191.5	$204.6
Non-Medicare	52.0	45.9

Net service revenue	243.5	250.5
Cost of service	139.3	143.2

Gross margin	104.2	107.3
Other operating expenses	73.2	81.7

Operating income before impairment charges (1)	$31.0	$25.6

Key Statistical Data:
Medicare:
Same Store Volume (2):
Revenue	2%	(10%)
Admissions	0%	0%
Recertifications	2%	(18%)
Total (3):
Admissions	43,974	47,734
Recertifications	26,283	27,493
Completed episodes	70,276	75,461
Visits	1,225,278	1,323,138
Average revenue per completed episode (4)	$2,845	$2,831
Visits per completed episode (5)	17.5	17.7

Non-Medicare (3):
Admissions	20,731	18,235
Recertifications	8,057	7,532
Visits	412,481	380,502

Total (3):
Cost per Visit	$85.08	$84.09
Visits	1,637,759	1,703,640

(1)	Operating income of $23.3 million on a GAAP basis for the three-month period ended June 30, 2013.
(2)	Medicare revenue, admissions or recertifications same store volume is the percent increase (decrease) in our Medicare revenue, admissions or recertifications for the period as a percent of the Medicare revenue, admissions or recertifications of the prior period.
(3)	Based on continuing operations for all periods presented.
(4)	Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care which excludes the impact of sequestration.
(5)	Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.

Overall, our operating income before the $2 million other intangibles impairment charge in 2013 increased $5 million on a $7 million decline in revenue, a $4 million decline in cost of service and an $8 million decline in other operating expenses.

Net Service Revenue

Our Medicare revenue decline of approximately $13 million consisted of $14 million due to lower volumes offset by a $1 million increase related to revenue per episode. The decrease in volumes is primarily due to the sale, closure and consolidation of 64 care centers since June 30, 2013, the majority of which occurred during the second quarter of 2014.

Our non-Medicare revenue increased $6 million which is primarily due to increases in volumes and an increase in our revenue per visit.

Cost of Service, Excluding Depreciation and Amortization

Our cost of service decreased $4 million primarily as a result of our decrease in Medicare volumes and a decrease in visits per episode which was offset by a 1% increase in cost per visit.

Other Operating Expenses

Our other operating expenses decreased $8 million primarily due to a decrease in other care center related expenses due to our closure and consolidation strategy and the reduction in divisional leadership. The primary reduction in other operating expenses is related to salaries and benefits and rent expense.

Hospice Division

The following table summarizes our hospice segment results from continuing operations:

	For the Three-Month Periods Ended June 30,
	2014	2013
Financial Information (in millions):
Medicare revenue	$57.7	$61.6
Non-Medicare revenue	3.8	3.8

Net service revenue	61.5	65.4
Cost of service	33.2	34.5

Gross margin	28.3	30.9
Other operating expenses	15.2	18.0

Operating income	$13.1	$12.9

Key Statistical Data:
Same store Medicare revenue growth (1)	(3%)	(12%)
Hospice admits	4,350	4,655
Average daily census	4,649	5,006
Revenue per day	$145.44	$143.61
Cost of service per day	$78.24	$75.34
Average length of stay	99	99

(1)	Same store Medicare revenue volume is the percent increase (decrease) in our Medicare revenue for the period as a percent of the Medicare revenue of the prior period.

Overall, our operating income remained flat on a $4 million decline in revenue, a $1 million decline in cost of service and a $3 million decline in other operating expenses.

Net Service Revenue

Our hospice revenue decreased $4 million, primarily as the result of a decrease in our average daily census. The decrease in average daily census is primarily due to the sale, closure and consolidation of 15 care centers since June 30, 2013, the majority of which occurred during the second quarter of 2014. We benefitted from a 1.0% hospice rate increase effective October 1, 2013.

Cost of Service, Excluding Depreciation and Amortization

Our hospice cost of service decreased $1 million, or 4% as the result of a 7% decrease in average daily census offset by an increase in cost of service per day. Our cost per day has been negatively impacted by an increase in pharmacy costs as a result of new CMS guidance which became effective on May 1, 2014.

Other Operating Expenses

Our other operating expenses decreased $3 million primarily due to a decrease in other care center related expenses due to our care center closure and consolidation strategy.

Corporate

The following table summarizes our corporate results from continuing operations:

	For the Three-Month Periods Ended June 30,
	2014	2013
Financial Information (in millions):
Other operating expenses	$26.7	$25.8
Depreciation and amortization	4.8	6.2

Total	$31.5	$32.0

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

Six-Month Period Ended June 30, 2014 Compared to the Six-Month Period Ended June 30, 2013

Consolidated

The following table summarizes our consolidated results from continuing operations (amounts in millions):

	For the Six-Month Periods Ended June 30,
	2014	2013
Net service revenue	$603.7	$644.5
Gross margin, excluding depreciation and amortization	254.2	281.1
% of revenue	42.1%	43.6%
Other operating expenses	259.0	269.2
% of revenue	42.9%	41.8%
Other intangibles impairment charge	2.2	2.3

Operating (loss) income	(7.0)	9.6

Total other expense, net	(0.5)	(1.5)
Income tax benefit (expense)	2.9	(3.2)
Effective income tax rate	(38.3%)	39.6%

(Loss) income from continuing operations	(4.6)	4.9

Net loss from discontinued operations	(0.2)	(0.9)
Net loss (income) attributable to noncontrolling interests	—	0.5

Net (loss) income attributable to Amedisys, Inc.	$(4.8)	$4.5

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

	For the Six Month Period Ended June 30, 2014
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

Our operating results have been impacted by the sale, closure and consolidation of 79 care centers since June 30, 2013. Accordingly, our results for the six-month period ended June 30, 2014 are not fully comparable to the six-month period ended June 30, 2013.

Our operating income excluding the items noted above declined $3 million as our home health operating income declined $5 million, our hospice operating income increased $1 million and corporate expenses decreased $1 million. Sequestration impacted revenue and operating income by approximately $3 million.

Home Health Division

The following table summarizes our home health segment results from continuing operations:

	For the Six-Month Periods Ended June 30,
	2014	2013
Financial Information (in millions):
Medicare	$380.2	$417.2
Non-Medicare	100.0	95.3

Net service revenue	480.2	512.5
Cost of service	283.3	293.7

Gross margin	196.9	218.8
Other operating expenses	155.8	166.4

Operating income before impairment charges (1)	$41.1	$52.4

Key Statistical Data:
Medicare:
Same Store Volume (2):
Revenue	(2%)	(9%)
Admissions	(1%)	1%
Recertifications	(2%)	(18%)
Total (3):
Admissions	90,501	97,741
Recertifications	52,061	56,180
Completed episodes	137,748	151,345
Visits	2,429,817	2,694,022
Average revenue per completed episode (4)	$2,812	$2,804
Visits per completed episode (5)	17.2	17.6

Non-Medicare (3):
Admissions	41,924	39,821
Recertifications	15,508	15,732
Visits	802,621	802,858

Total (3):
Cost per Visit	$87.65	$83.99
Visits	3,232,438	3,496,880

(1)	Operating income of $39.9 million and $50.1 million on a GAAP basis for the six-month periods ended June 30, 2014 and 2013, respectively.
(2)	Medicare revenue, admissions or recertifications volume is the percent increase (decrease) in our Medicare revenue, admissions or recertifications for the period as a percent of the Medicare revenue, admissions or recertifications of the prior period.
(3)	Based on continuing operations for all periods presented.
(4)	Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care which excludes the impact of sequestration.
(5)	Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.

Overall, our operating income excluding $7 million in exit activity costs, declined $5 million on a $32 million decline in revenue. Sequestration impacted revenue and operating income by $2 million. Medicare revenue was impacted by lower volumes offset by an $11 million decrease in cost of service and a $16 million decrease in other operating expenses.

Net Service Revenue

Our Medicare revenue decline of approximately $37 million consisted of $35 million due to lower volumes and $2 million due to sequestration, partially offset by higher revenue per episode. The volume decline is due to declines in both admissions and recertifications, primarily as the result of the sale, closure and consolidation of 64 care centers since June 30, 2013, the majority of which occurred during the second quarter of 2014. Our revenue per episode remained flat while our visits per episode decreased 2%.

Our non-Medicare revenue increased $5 million which is primarily due to a 5% increase in our revenue per visit.

Cost of Service, Excluding Depreciation and Amortization

Our cost of service excluding $1 million in exit activity costs, decreased $11 million primarily as a result of our decrease in volume offset by a 4% increase in cost per visit. The increase in cost per visit is the result of wage inflation, an increase in salaried clinicians and the impact of lower visits due to the fixed nature of some of our care delivery costs.

Other Operating Expenses

Other operating expenses excluding $6 million in exit activity costs, decreased $16 million with $8 million attributed primarily to salary and wages. The remaining $8 million is primarily the result of reductions in facilities and travel expenses and other care center related costs, offset by an increase in our provision for doubtful accounts which is reflective of our increase in non-Medicare revenue and our higher percentage of contracted payors. Our strategy to consolidate care centers within overlapping markets was a major factor in this decrease.

Hospice Division

The following table summarizes our hospice segment results from continuing operations:

	For the Six-Month Periods Ended June 30,
	2014	2013
Financial Information (in millions):
Medicare revenue	$116.1	$124.4
Non-Medicare revenue	7.4	7.6

Net service revenue	123.5	132.0
Cost of service	66.2	69.7

Gross margin	57.3	62.3
Other operating expenses	32.8	37.8

Operating income before impairment charges (1)	$24.5	$24.5

Key Statistical Data:
Same store Medicare revenue growth (2)	(4%)	(8%)
Hospice admits	8,945	9,612
Average daily census	4,685	5,038
Revenue per day	$145.70	$144.79
Cost of service per day	$77.86	$76.19
Average length of stay	99	101

(1)	Operating income of $23.5 million on a GAAP basis for the six-month period ended June 30, 2014.
(2)	Same store Medicare revenue growth is the percent increase in our Medicare revenue for the period as a percent of the Medicare revenue of the prior period.

Our operating income, excluding the $2 million in exit activity costs increased $1 million primarily as a result of declines in cost of service and other operating expenses. Sequestration impacted revenue and operating income by $1 million.

Net Service Revenue

Our hospice revenue decreased $8 million, primarily as the result of a decrease in our average daily census and $1 million due to sequestration. The decrease in average daily census is primarily due to the sale, closure and consolidation of 15 care centers since June 30, 2013, the majority of which occurred during the second quarter of 2014. We benefitted from a 1.0% hospice rate increase effective October 1, 2014. Our cost per day has been negatively impacted by an increase in pharmacy costs due to new CMS guidance that became effective May 1, 2014.

Cost of Service, Excluding Depreciation and Amortization

Our hospice cost of service decreased $3 million, or 5%, which corresponds to our 7% decrease in average daily census.

Other Operating Expenses

Other operating expenses, excluding the $1 million in exit activity costs decreased $6 million due to a $2 million decrease in our provision for doubtful accounts and decreases in other care center related expenses due to our care center closure and consolidation strategy.

Corporate

The following table summarizes our corporate results from continuing operations:

	For the Six-Month Periods Ended June 30,
	2014	2013
Financial Information (in millions):
Other operating expenses	$60.8	$52.1
Depreciation and amortization	9.6	12.9

Total	$70.4	$65.0

Excluding the $7 million in exit activity costs, corporate expenses decreased $1 million as a result of decreases in depreciation and amortization.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Six-Month Periods Ended June 30,
	2014	2013
Cash (used in) provided by operating activities	$(95.5)	$66.0
Cash used in investing activities	(9.4)	(24.2)
Cash provided by (used in) financing activities	98.8	(26.2)

Net (decrease) increase in cash and cash equivalents	(6.1)	15.6
Cash and cash equivalents at beginning of period	17.3	14.5

Cash and cash equivalents at end of period	$11.2	$30.1

Cash used in operating activities increased $161.5 million during 2014 compared to 2013 primarily due to the payment of $115.0 million on our settlement agreement with the U.S. Department of Justice and a decline in our operating performance in the first quarter of 2014. Adjusting for the $115.0 million settlement payment, we have generated $19.5 million in cash from operating activities for the six months ended June 30, 2014, with $25.9 million generated during the second quarter of 2014. For additional information regarding our operating performance, see “Results of Operations”.

Cash used in investing activities decreased $14.8 million during 2014 compared to 2013 primarily due to decreases in the purchases of property and equipment and investments.

Cash provided by financing activities increased $125.0 million during 2014 compared to 2013 due to an increase in our borrowings on our revolving line of credit. We increased our outstanding long-term obligations net of borrowings by $97.4 million from December 31, 2013, primarily to fund the $115.0 million settlement payment.

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

On July 28, 2014, we entered into a Second Lien Credit Agreement providing for a term loan in an aggregate principal amount of $70.0 million and amended our existing senior secured Credit Agreement dated as of October 26, 2012. The proceeds of the Second Lien Credit Agreement were used to pay down a portion of our Revolving Credit Facility. See Note 8 – Subsequent Event to our condensed consolidated financial statements for additional information regarding the Second Lien Credit Agreement and the amendment to our existing senior secured Credit Agreement.

During the six-month period ended June 30, 2014, we spent $4.6 million in routine capital expenditures compared to $4.0 million during the six-month period ended June 30, 2013. Routine capital expenditures primarily include equipment and computer software and hardware. In addition, we spent $4.5 million in non-routine capital expenditures related to enhancements to our point of are software during the six-month period ended June 30, 2014, compared to $15.6 million during the six-month period ended June 30, 2013. Our routine and non-routine capital expenditures for 2014 are expected to be approximately $11.1 million and $6.9 million, respectively.

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

Outstanding Patient Accounts Receivable

Our patient accounts receivable, net decreased $0.2 million from December 31, 2013 to June 30, 2014. Our cash collection as a percentage of revenue was 102% for the six-month period ended June 30, 2014, and 105% for the six-month period ended December 31, 2013. Our days revenue outstanding, net has decreased 0.1 days from 32.1 days at December 31, 2013 to 32.0 days at June 30, 2014.

Our patient accounts receivable includes unbilled receivables and are aged based upon our initial service date. At June 30, 2014, our unbilled patient accounts receivable, as a percentage of gross patient accounts receivable, was 30.5%, or $39.6 million, compared to 34.7%, or $44.8 million, at December 31, 2013. We monitor unbilled receivables on a care center by care center basis to ensure that all efforts are made to bill claims within timely filing deadlines. The timely filing deadline for Medicare is one year from the date the episode was completed and varies by state for Medicaid-reimbursable services and among insurance companies and other private payors.

Our provision for estimated revenue adjustments (which is deducted from our service revenue to determine net service revenue) and provision for doubtful accounts were as follows for the periods indicated (amounts in millions). We fully reserve for both our Medicare and other patient accounts receivable that are aged over 365 days.

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2014	2013	2014	2013
Provision for estimated revenue adjustments (1)	$1.4	$2.9	$2.6	$6.8
Provision for doubtful accounts (2)	4.2	4.8	9.2	8.7

Total	$5.6	$7.7	$11.8	$15.5

As a percent of revenue	1.9%	2.4%	2.0%	2.3%

(1)	Includes $0.1 million from discontinued operations for the three-months ended June 30, 2013. Includes $0.1 million and $0.3 million from discontinued operations for the six-months ended June 30, 2014 and 2013, respectively.
(2)	Includes $0.1 million from discontinued operations for the three-months ended June 30, 2013. Includes $0.1 million and $0.2 million from discontinued operations for the six-months ended June 30, 2014 and 2013, respectively.

The following schedules detail our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding, net):

	0-90	91-180	181-365	Over 365	Total
At June 30, 2014:
Medicare patient accounts receivable, net (1)	$65.5	$10.1	$0.7	$—	$76.3

Other patient accounts receivable:
Medicaid	8.8	2.5	1.5	0.2	13.0
Private	22.9	6.4	5.6	1.7	36.6

Total	$31.7	$8.9	$7.1	$1.9	$49.6

Allowance for doubtful accounts (2)					(15.0)

Non-Medicare patient accounts receivable, net					$34.6

Total patient accounts receivable, net					$110.9

Days revenue outstanding, net (3)					32.0

	0-90	91-180	181-365	Over 365	Total
At December 31, 2013:
Medicare patient accounts receivable, net (1)	$66.7	$8.7	$—	$—	$75.4

Other patient accounts receivable:
Medicaid	11.4	2.6	1.3	0.3	15.6
Private	19.8	8.0	3.9	2.6	34.3

Total	$31.2	$10.6	$5.2	$2.9	$49.9

Allowance for doubtful accounts (2)					(14.2)

Non-Medicare patient accounts receivable, net					$35.7

Total patient accounts receivable, net					$111.1

Days revenue outstanding, net (3)					32.1

(1)	The following table summarizes the activity and ending balances in our estimated revenue adjustments (amounts in millions), which is recorded to reduce our Medicare outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the Three-Month Period Ended June 30, 2014	For the Three-Month Period Ended December 31, 2013	For the Six-Month Period Ended June 30, 2014	For the Six-Month Period Ended December 31, 2013

Balance at beginning of period	$3.7	$6.0	$3.9	$6.8
Provision for estimated revenue adjustments (a)	1.4	—	2.6	2.5
Write offs	(1.4)	(2.1)	(2.8)	(5.4)

Balance at end of period	$3.7	$3.9	$3.7	$3.9

(a)	Includes $0.1 million from discontinued operations for the three-month period ended December 31, 2013. Includes $0.1 million and $0.2 million from discontinued operations for the six-month periods ended June 30, 2014 and December 31, 2013, respectively.

Our estimated revenue adjustments were 4.6% and 4.9% of our outstanding Medicare patient accounts receivable at June 30, 2014 and December 31, 2013, respectively.

(2)	The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in millions), which is recorded to reduce only our Medicaid and private payer outstanding patient accounts receivable to their estimated net realizable value.

	For the Three-Month Period Ended June 30, 2014	For the Three-Month Period Ended December 31, 2013	For the Six-Month Period Ended June 30, 2014	For the Six-Month Period Ended December 31, 2013

Balance at beginning of period	$14.1	$15.6	$14.2	$17.6
Provision for doubtful accounts (a)	4.2	3.6	9.2	7.7
Write offs	(3.4)	(5.0)	(8.5)	(11.1)

Balance at end of period	$14.9	$14.2	$14.9	$14.2

(a)	Includes $0.2 million from discontinued operations for the three-month periods ended December 31, 2013, respectively. Includes $0.1 million and $0.3 million from discontinued operations for the six-month periods ended June 30, 2014 and December 31, 2013, respectively.

Our allowance for doubtful accounts was 30.2% and 28.5% of our outstanding Medicaid and private patient accounts receivable at June 30, 2014 and December 31, 2013, respectively.

(3)	Our calculation of days revenue outstanding, net is derived by dividing our ending net patient accounts receivable (i.e., net of estimated revenue adjustments and allowance for doubtful accounts ) at June 30, 2014 and December 31, 2013 by our average daily net patient revenue for the three-month periods ended June 30, 2014 and December 31, 2013, respectively.

Indebtedness

Our weighted average interest rate for our five year $60.0 million Term Loan was 3.5% and 3.4% for the three and six-month periods ended June 30, 2014, respectively as compared to 2.6% and 2.7% for the three and six-month periods ended June 30, 2013.

As of June 30, 2014, our total leverage ratio was 2.7, our fixed charge coverage ratio was 1.5, and we were in compliance with the covenants associated with our long-term obligations.

On July 28, 2014, we entered into a Second Lien Credit Agreement providing for a term loan in an aggregate principal amount of $70.0 million and amended our existing senior secured Credit Agreement dated as of October 26, 2012. The proceeds of the Second Lien Credit Agreement were used to pay down a portion of our Revolving Credit Facility. See Note 8 – Subsequent Event to our condensed consolidated financial statements for additional information regarding the Second Lien Credit Agreement and the amendment to our existing senior secured Credit Agreement.

As of the date of this filing, our availability under our $120.0 million Revolving Credit Facility, as amended by the fourth amendment to our existing senior secured Credit Agreement was $74.2 million as we had $20.8 million outstanding in letters of credit.

See Note 7 of the financial statements included in our Form 10-K for additional details on our outstanding long-term obligations which were outstanding as of December 31, 2013.

Inflation

We do not believe inflation has significantly impacted our results of operations.

Critical Accounting Policies

See Part II, Item 7 – Critical Accounting Policies and our consolidated financial statements and related notes in Part IV, Item 15 of our 2013 Annual Report on Form 10-K, for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. These critical accounting policies include revenue recognition; patient accounts receivable; insurance; goodwill and intangible assets; and income taxes. There have not been any changes to our significant accounting policies or their application since we filed our 2013 Annual Report on Form 10-K. See Note 2 – Summary of Significant Accounting Policies to our condensed consolidated financial statements for information pertaining to accounting changes effective in 2014 and for information on issued accounting pronouncements that will be effective in future periods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility and Term Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows will be exposed to changes in interest rates. As of June 30, 2014, the total amount of outstanding debt subject to interest rate fluctuations was $144.0 million. A 1.0% interest rate change would cause interest expense to change by approximately $1.4 million annually.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2014, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2014, the end of the period covered by this Quarterly Report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended June 30, 2014, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2014, the end of the period covered by this Quarterly Report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended June 30, 2014:

Period	(a) Total Number of Share (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1, 2014 to April 30, 2014	81,323		$15.50	—	$—
May 1, 2014 to May 31, 2014	529		14.83	—	—
June 1, 2014 to June 30, 2014	328		13.83	—	—

	82,180	(1)	$15.49	—	—

(1)	Includes shares of common stock surrendered to us by certain employees to satisfy tax withholding obligations in connection with the exercise of stock options previously awarded to such employees under our 1998 Stock Option Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Second Lien Agreement

On July 28, 2014, we entered into a Second Lien Credit Agreement (“Second Lien Agreement”) providing for a term loan in an aggregate principal amount of $70.0 million. The Agreement is among Amedisys Holding, L.L.C., as Co-Borrower, Amedisys, Inc., as Lead Borrower, the several banks and other financial institutions or entities from time to time parties thereto as lenders (the “Second Lien Lenders”) and Cortland Capital Markets LLC, as Administrative Agent for the Second Lien Lenders (the “Second Lien Agent”). Various wholly-owned subsidiaries (the “Guarantors”) guaranteed our obligations under the Second Lien Agreement. In connection therewith, we, Amedisys Holding, L.L.C. and the Guarantors also entered into a Second Lien Security Agreement dated as of July 28, 2014 (the “Second Lien Security Agreement”) with the Second Lien Agent for the purpose of securing the payment of our obligations under the Second Lien Agreement.

The proceeds of the Second Lien Agreement were used to pay off a portion of the revolving credit balances under our existing senior secured Credit Agreement and related costs. The final maturity date of the term loan under the Second Lien Agreement is July 28, 2020. There is no amortization associated with the Second Lien Agreement, with the full $70.0 million due at final maturity.

The following descriptions of the Second Lien Agreement and the Second Lien Security Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Second Lien Agreement and the Second Lien Security Agreement, which are filed as Exhibit 10.8 and Exhibit 10.9, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

The interest rate in connection with the Second Lien Agreement shall be selected from the following by us: (i) the ABR Rate plus 6.50% or (ii) the Eurodollar Rate plus 7.50%. The “ABR Rate” means the greatest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% per annum, (c) the Eurodollar Rate for an interest period of one month plus 1% per annum, or (d) 2%. The “Eurodollar Rate” is based upon the rate at which Eurodollar deposits in the London interbank market for an interest period of one, two, three or six months (as selected by us) are quoted with a LIBOR floor of 1.0%.

The covenants and events of default under the Second Lien Agreement are substantially analogous to the covenants and events of default under our existing senior secured Credit Agreement (as amended by the fourth amendment described below), with certain covenants under the Second Lien Agreement having an additional cushion in favor of the borrowers. The Second Lien Agreement requires us to satisfy substantially the same financial covenants as are included in our existing senior secured Credit Agreement: (i) leverage ratios of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and (ii) a fixed charge coverage ratio of adjusted EBITDA plus rent expense (less capital expenditures less cash taxes) to scheduled debt repayments plus interest expense plus rent expense. Further, the Second Lien Agreement contains customary covenants, including, but not limited to, restrictions on (a) incurrence of liens; (b) incurrence of additional debt; (c) sales of assets and other fundamental corporate changes; (d) investments; (e) declarations of dividends; and (f) capital expenditures. These covenants contain customary exclusions and baskets.

The Second Lien Agreement requires at all times that we provide guaranties and security agreements from (i) wholly-owned subsidiaries that in the aggregate represent not less than 95% of our consolidated net revenues and adjusted EBITDA from all wholly-owned subsidiaries, (ii) subsidiaries that in the aggregate represent not less than 70% of consolidated adjusted EBITDA, subject to certain exceptions, and (iii) any subsidiary that is a guarantor of our existing senior secured Credit Agreement, as amended by the fourth amendment described below.

Pursuant to the Second Lien Security Agreement, the Second Lien Agreement is secured by substantially all of our and our wholly-owned subsidiaries’ non-real estate assets (subject to exceptions for certain immaterial subsidiaries), including all of the stock of our wholly-owned subsidiaries that are corporations, equity interests in our wholly-owned subsidiaries that are not corporations, our equity interests in our joint ventures and our investments. Subject to the terms of the Intercreditor Agreement (as defined, below), if an event of default occurs under the Second Lien Agreement, the Second Lien Agent shall, upon the request of a specified percentage of the Second Lien Lenders, exercise remedies with respect to the collateral, including, in some instances, taking possession of or selling personal property assets, collecting accounts receivables, or exercising proxies to take control of the pledged stock and other equity interests.

The arranger of the Second Lien Agreement was KKR Capital Markets LLC (the “Arranger”). Nathaniel M. Zilkha, a member of our Board, is a member of KKR Management LLC, which is an affiliate of each of the Arranger and KKR Asset Management LLC (“KAM”), a substantial shareholder of our Company

Prior to engaging the Arranger, we conducted a competitive bidding process under which a number of qualified financial institutions submitted proposals to us concerning the terms under which they would agree to serve as arranger of the Second Lien Agreement. Our Board determined that the Arranger submitted the most attractive proposal and that it was in our best interest to retain the Arranger. Mr. Zilkha recused himself from this Board vote and did not participate in any Board deliberations concerning this engagement. The Arranger received a fee of $700,000 in connection with the closing of the Second Lien Agreement.

KAM has confirmed to us that Mr. Zilkha will not receive any direct compensation or direct financial benefit from the transactions relating to the Second Lien Agreement.

Intercreditor Agreement

In connection with the Second Lien Agreement, we, Amedisys Holding, L.L.C. and the Guarantors entered into an Intercreditor Agreement dated as of July 28, 2014 (the “Intercreditor Agreement”) with, among others, JPMorgan Chase Bank, N.A., as Administrative Agent for the lenders under our existing senior secured Credit Agreement, and the Second Lien Agent. The Intercreditor Agreement provides, among other things, that the liens on the collateral securing the Second Lien Agreement and related obligations will be junior and subordinate in all respects to the liens on the collateral securing our senior secured Credit Agreement (as amended by the fourth amendment described below) and related obligations. It also contains various restrictions affecting the enforcement rights of the Second Lien Agent. Finally, the Intercreditor Agreement provides for purchase rights granting the Second Lien Lenders the option to buy out the lenders under our existing senior secured Credit Agreement at par (with all interest and other fees) upon the acceleration of the senior secured Credit Agreement obligations and other circumstances.

The foregoing description of the Intercreditor Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Intercreditor Agreement, which is filed as Exhibit 10.10 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Amendments to Existing Senior Secured Credit Agreement

On July 28, 2014, we entered into the Fourth Amendment to Credit Agreement dated as of July 28, 2014 (the “Fourth Amendment”), which amends our existing Credit Agreement dated as of October 26, 2012 (as previously amended by the First Amendment and Limited Waiver dated as of September 4, 2013, the Second Amendment dated as of November 11, 2013 and the Third Amendment dated as of April 17, 2014, the “Senior Secured Credit Agreement”) by and among Amedisys, Inc., as Lead Borrower, Amedisys Holding, L.L.C., as Co-Borrower, the several banks and other financial institutions or entities from time to time parties thereto as lenders (the “Senior Lenders”), and JPMorgan Chase Bank, N.A., as Administrative Agent for the Senior Lenders.

The following description of the Fourth Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Fourth Amendment, which is filed as Exhibit 10.1.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

The Fourth Amendment revises the Senior Secured Credit Agreement to amend certain covenants, representations and other provisions in the Senior Secured Credit Agreement to, among other things, allow for our entry into the Second Lien Agreement and obligate us to enter into the Intercreditor Agreement. The Fourth Amendment also (i) decreases the aggregate principal amount of the revolving credit facility under the Senior Secured Credit Agreement from up to $165.0 million to up to $120.0 million, (ii) revises the exclusions and baskets associated with certain of the representations and covenants in the Senior Secured Credit Agreement, including those relating to the incurrence of liens, the incurrence of additional debt, sales of assets, acquisitions, and the prepayment of the Second Lien Agreement term loan and (iii) revises the exceptions and baskets associated with the two financial covenants that we are required to maintain under the Senior Secured Credit Agreement and adds a third financial covenant. The first financial covenant is a leverage ratio of our total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), both as defined in the Credit Agreement. The second financial covenant is a fixed charge coverage ratio of adjusted EBITDA plus rent expense (“EBITDAR”) (less capital expenditures less cash taxes) to scheduled debt repayments plus interest expense plus rent expense, all as defined in the Senior Secured Credit Agreement. The third financial covenant is a leverage ratio of our indebtedness under the Senior Secured Credit Agreement to EBITDA. As amended by the Fourth Amendment, the maturity of the Senior Secured Credit Agreement has remained unchanged. The Fourth Amendment also adds purchase rights granting the Second Lien Lenders the option to buy out the Senior Lenders upon the acceleration of the senior secured obligations and other circumstances.

ITEM 6. EXHIBITS

The exhibits marked with the cross symbol (†) are filed and the exhibits marked with a double cross (††) are furnished with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through February 24, 2014	The Company’s Annual Report on Form 10-K for the year ended December 31, 2013	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

10.1.1	Third Amendment dated as of April 17, 2014 to the Credit Agreement dated October 26, 2012 among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the several banks and other financial institutions party thereto from time to time, BOKF, NA DBA Bank of Texas, Compass Bank, Fifth Third Bank and RBS Citizens, N.A., as Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arrangers and Joint Bookrunners	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014	0-24260	10.3

†10.1.2	Fourth Amendment dated as of July 28, 2014 to the Credit Agreement dated October 26, 2012 among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the several banks and other financial institutions party thereto from time to time, BOKF, NA DBA Bank of Texas, Compass Bank, Fifth Third Bank and RBS Citizens, N.A., as Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arrangers and Joint Bookrunners

10.2	Corporate Integrity Agreement effective April 22, 2014 between the Office of Inspector General of the Department of Health and Human Services and Amedisys, Inc. and Amedisys Holding, L.L.C.	The Company’s Current Report on Form 8-K dated April 24, 2014	0-24260	10.2

10.3	Settlement Agreement effective April 23, 2014 by and among (a) the United States of America, acting through the United States Department of Justice and on Behalf of the Office of Inspector General of the Department of Health and Human Services, (b) Amedisys, Inc. and Amedisys Holding, L.L.C. and (c) the various Relators named therein	The Company’s Current Report on Form 8-K dated April 24, 2014	0-24260	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

†10.4*	Amendment No. 3 dated May 1, 2014 to Employment Agreement dated November 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Ronald A. LaBorde

†10.5*	Amendment No. 3 dated May 1, 2014 to Employment Agreement dated November 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Michael O. Fleming

†10.6*	Amendment No. 2 dated May 1, 2014 to Employment Agreement dated November 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Jeffrey D. Jeter

†10.7*	Amendment No. 3 dated May 1, 2014 to Employment Agreement dated November 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and David R. Bucey

†10.8	Second Lien Credit Agreement dated as of July 28, 2014 by and among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the banks and other financial institutions or entities from time to time parties thereto as lenders, and Cortland Capital Market Services LLC, as Administrative Agent

†10.9	Second Lien Security and Pledge Agreement dated as of July 28, 2014 by and among Amedisys, Inc., Amedisys Holding, L.L.C, the guarantors party thereto and Cortland Capital Market Services LLC, not in its individual capacity, but solely as collateral agent for the secured parties

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

†10.10	Intercreditor Agreement dated as of July 28, 2014 by and among JPMorgan Chase Bank, N.A., as Administrative Agent for the first priority secured parties, Cortland Capital Market Services LLC, as Administrative Agent for the second priority secured parties, and the direct and indirect subsidiaries of Amedisys, Inc. and Amedisys Holding, L.L.C. from time to time party thereto

†31.1	Certification of Ronald A. LaBorde, Interim Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Dale E. Redman, Interim Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of Ronald A. LaBorde, Interim Chief Executive Officer (principal executive officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2	Certification of Dale E. Redman, Interim Chief Financial Officer (principal financial officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†101.INS	XBRL Instance

†101.SCH	XBRL Taxonomy Extension Schema Document

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	XBRL Taxonomy Extension Definition Linkbase

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDISYS, INC. (Registrant)

By:	/s/ SCOTT G. GINN
Scott G. Ginn,
Principal Accounting Officer and Duly Authorized Officer

Date: July 30, 2014

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed and the exhibits marked with a double cross (††) are furnished with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through February 24, 2014	The Company’s Annual Report on Form 10-K for the year ended December 31, 2013	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

10.1.1	Third Amendment dated as of April 17, 2014 to the Credit Agreement dated October 26, 2012 among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the several banks and other financial institutions party thereto from time to time, BOKF, NA DBA Bank of Texas, Compass Bank, Fifth Third Bank and RBS Citizens, N.A., as Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arrangers and Joint Bookrunners	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014	0-24260	10.3

†10.1.2	Fourth Amendment dated as of July 28, 2014 to the Credit Agreement dated October 26, 2012 among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the several banks and other financial institutions party thereto from time to time, BOKF, NA DBA Bank of Texas, Compass Bank, Fifth Third Bank and RBS Citizens, N.A., as Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arrangers and Joint Bookrunners

10.2	Corporate Integrity Agreement effective April 22, 2014 between the Office of Inspector General of the Department of Health and Human Services and Amedisys, Inc. and Amedisys Holding, L.L.C.	The Company’s Current Report on Form 8-K dated April 24, 2014	0-24260	10.2

10.3	Settlement Agreement effective April 23, 2014 by and among (a) the United States of America, acting through the United States Department of Justice and on Behalf of the Office of Inspector General of the Department of Health and Human Services, (b) Amedisys, Inc. and Amedisys Holding, L.L.C. and (c) the various Relators named therein	The Company’s Current Report on Form 8-K dated April 24, 2014	0-24260	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

†10.4*	Amendment No. 3 dated May 1, 2014 to Employment Agreement dated November 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Ronald A. LaBorde

†10.5*	Amendment No. 3 dated May 1, 2014 to Employment Agreement dated November 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Michael O. Fleming

†10.6*	Amendment No. 2 dated May 1, 2014 to Employment Agreement dated November 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Jeffrey D. Jeter

†10.7*	Amendment No. 3 dated May 1, 2014 to Employment Agreement dated November 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and David R. Bucey

†10.8	Second Lien Credit Agreement dated as of July 28, 2014 by and among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the banks and other financial institutions or entities from time to time parties thereto as lenders, and Cortland Capital Market Services LLC, as Administrative Agent

†10.9	Second Lien Security and Pledge Agreement dated as of July 28, 2014 by and among Amedisys, Inc., Amedisys Holding, L.L.C, the guarantors party thereto and Cortland Capital Market Services LLC, not in its individual capacity, but solely as collateral agent for the secured parties

†10.10	Intercreditor Agreement dated as of July 28, 2014 by and among JPMorgan Chase Bank, N.A., as Administrative Agent for the first priority secured parties, Cortland Capital Market Services LLC, as Administrative Agent for the second priority secured parties, and the direct and indirect subsidiaries of Amedisys, Inc. and Amedisys Holding, L.L.C. from time to time party thereto

†31.1	Certification of Ronald A. LaBorde, Interim Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Dale E. Redman, Interim Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of Ronald A. LaBorde, Interim Chief Executive Officer (principal executive officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

††32.2	Certification of Dale E. Redman, Interim Chief Financial Officer (principal financial officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†101.INS	XBRL Instance

†101.SCH	XBRL Taxonomy Extension Schema Document

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	XBRL Taxonomy Extension Definition Linkbase

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document