Form 10-Q
period 2014-09-30
AMEDISYS INC
filed 2014-10-29
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 33,380,425 shares outstanding as of October 24, 2014.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Quarterly Report on Form 10-Q, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to the following: changes in Medicare and other medical payment levels, our ability to open care centers, acquire additional care centers and integrate and operate these care centers effectively, changes in or our failure to comply with existing Federal and state laws or regulations or the inability to comply with new government regulations on a timely basis, competition in the home health industry, changes in the case mix of patients and payment methodologies, changes in estimates and judgments associated with critical accounting policies, our ability to maintain or establish new patient referral sources, our ability to attract and retain qualified personnel, changes in payments and covered services due to the economic downturn and deficit spending by Federal and state governments, future cost containment initiatives undertaken by third-party payors, our access to financing due to the volatility and disruption of the capital and credit markets, our ability to meet debt service requirements and comply with covenants in debt agreements, business disruptions due to the natural disasters or act of terrorism, our ability to integrate and manage our information systems, our ability to comply with requirements stipulated in our corporate integrity agreement and changes in law or developments with respect to any litigation relating to the Company, including various other matters, many of which are beyond our control.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$5,542	$17,303
Patient accounts receivable, net of allowance for doubtful accounts of $15,640 and $14,231	102,859	111,133
Prepaid expenses	11,303	10,669
Deferred income taxes	10,153	55,329
Other current assets	12,577	10,785
Assets held for sale	—	60

Total current assets	142,434	205,279

Property and equipment, net of accumulated depreciation of $142,066 and $129,891	141,419	159,025
Goodwill	205,587	208,915
Intangible assets, net of accumulated amortization of $25,370 and $25,133	34,096	36,690
Deferred income taxes	128,478	90,214
Other assets, net	30,199	26,283

Total assets	$682,213	$726,406

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$19,363	$20,139
Accrued charge related to U.S. Department of Justice settlement	35,000	150,000
Payroll and employee benefits	71,208	70,801
Accrued expenses	53,494	57,572
Current portion of long-term obligations	12,000	13,904

Total current liabilities	191,065	312,416
Long-term obligations, less current portion	102,299	33,000
Other long-term obligations	5,748	8,511

Total liabilities	299,112	353,927

Commitments and Contingencies - Note 6

Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 34,306,877, and 33,413,970 shares issued; and 33,347,852 and 32,538,971 shares outstanding	34	33
Additional paid-in capital	477,115	467,890
Treasury stock at cost 959,025, and 874,999 shares of common stock	(19,483)	(18,176)
Accumulated other comprehensive income	15	15
Retained earnings	(73,920)	(77,561)

Total Amedisys, Inc. stockholders’ equity	383,761	372,201
Noncontrolling interests	(660)	278

Total equity	383,101	372,479

Total liabilities and equity	$682,213	$726,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2014	2013	2014	2013
Net service revenue	$300,281	$301,285	$904,026	$945,847
Cost of service, excluding depreciation and amortization	170,159	175,233	519,686	538,660
General and administrative expenses:
Salaries and benefits	69,461	73,906	224,032	228,758
Non-cash compensation	1,697	1,653	3,197	4,933
Other	32,018	40,308	110,240	123,534
Provision for doubtful accounts	4,183	3,944	13,318	12,437
Depreciation and amortization	6,515	8,925	22,109	28,306
U.S. Department of Justice settlement	—	150,000	—	150,000
Other intangibles impairment charge	—	1,542	2,208	3,828

Operating expenses	284,033	455,511	894,790	1,090,456

Operating income (loss)	16,248	(154,226)	9,236	(144,609)
Other (expense) income:
Interest income	24	18	46	40
Interest expense	(2,990)	(672)	(5,603)	(2,478)
Equity in earnings from equity investments	563	354	2,234	1,054
Miscellaneous, net	110	6,553	544	6,075

Total other (expense) income, net	(2,293)	6,253	(2,779)	4,691

Income (loss) before income taxes	13,955	(147,973)	6,457	(139,918)
Income tax (expense) benefit	(5,358)	56,928	(2,483)	53,736

Income (loss) from continuing operations	8,597	(91,045)	3,974	(86,182)
Discontinued operations, net of tax	—	(733)	(216)	(1,615)

Net income (loss)	8,597	(91,778)	3,758	(87,797)
Net (income) loss attributable to noncontrolling interests	(158)	709	(117)	1,248

Net income (loss) attributable to Amedisys, Inc.	$8,439	$(91,069)	$3,641	$(86,549)

Basic earnings per common share:
Income (loss) from continuing operations attributable to Amedisys, Inc. common stockholders	$0.26	$(2.87)	$0.12	$(2.73)
Discontinued operations, net of tax	—	(0.02)	(0.01)	(0.05)

Net income (loss) attributable to Amedisys, Inc. common stockholders	$0.26	$(2.89)	$0.11	$(2.78)

Weighted average shares outstanding	32,468	31,505	32,194	31,102

Diluted earnings per common share:
Income (loss) from continuing operations attributable to Amedisys, Inc. common stockholders	$0.26	$(2.87)	$0.12	$(2.73)
Discontinued operations, net of tax	—	(0.02)	(0.01)	(0.05)

Net income (loss) attributable to Amedisys, Inc. common stockholders	$0.26	$(2.89)	$0.11	$(2.78)

Weighted average shares outstanding	32,934	31,505	32,690	31,102

Amounts attributable to Amedisys, Inc. common stockholders:
Income (loss) from continuing operations	$8,439	$(90,336)	$3,857	$(84,934)
Discontinued operations, net of tax	—	(733)	(216)	(1,615)

Net income (loss)	$8,439	$(91,069)	$3,641	$(86,549)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Nine-Month Periods Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$3,758	$(87,797)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,149	28,730
Provision for doubtful accounts	13,392	12,853
Non-cash compensation	3,197	4,933
401(k) employer match	4,682	6,200
Loss on disposal of property and equipment	4,174	1,239
Gain on sale of care centers	(2,967)	(1,808)
Deferred income taxes	6,357	(53,611)
Write off of deferred debt issuance costs	488	—
Equity in earnings of equity investments	(2,234)	(1,054)
Amortization of deferred debt issuance costs	521	548
Return on equity investment	1,500	975
Other intangibles impairment charge	2,208	3,828
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(5,848)	45,170
Other current assets	(1,885)	1,409
Other assets	1,554	(2,069)
Accounts payable	668	(8,111)
U.S. Department of Justice settlement accrual	(115,000)	150,000
Accrued expenses	(4,081)	(11,198)
Other long-term obligations	(2,762)	3,625

Net cash (used in) provided by operating activities	(70,129)	93,862

Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	9	128
Proceeds from the sale of property and equipment	3	126
Purchases of deferred compensation plan assets	(104)	(93)
Purchases of property and equipment	(9,882)	(28,983)
Purchases of investments	(3,421)	(9,732)
Acquisitions of businesses, net of cash acquired	—	(627)
Proceeds from dispositions of care centers, net of cash sold	4,233	3,725

Net cash used in investing activities	(9,162)	(35,456)

Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options	89	258
Proceeds from issuance of stock to employee stock purchase plan	1,875	2,436
Non-controlling interest distribution	—	(163)
Proceeds from revolving line of credit	200,800	25,500
Repayments of revolving line of credit	(190,800)	(25,500)
Proceeds from issuance of long-term obligations	67,371	—
Debt issuance costs	(901)	—
Principal payments of long-term obligations	(10,904)	(31,856)

Net cash provided by (used in) financing activities	67,530	(29,325)

Net (decrease) increase in cash and cash equivalents	(11,761)	29,081
Cash and cash equivalents at beginning of period	17,303	14,545

Cash and cash equivalents at end of period	$5,542	$43,626

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,771	$2,384

Cash paid for income taxes, net of refunds received	$13	$3,235

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
(Sale) acquisition of non-controlling interests	$(1,549)	$312

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Amedisys, Inc., a Delaware corporation, and its consolidated subsidiaries (“Amedisys,” “we,” “us,” or “our”) are a multi-state provider of home health and hospice services with approximately 81% and 84% of our revenue derived from Medicare for the three-month periods ended September 30, 2014 and 2013, respectively, and approximately 82% and 84% our revenue derived from Medicare for the nine-month periods ended September 30, 2014 and 2013, respectively. As of September 30, 2014, we owned and operated 316 Medicare-certified home health care centers and 80 Medicare-certified hospice care centers in 34 states within the United States, the District of Columbia and Puerto Rico.

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

We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a variable interest entity in which we are the primary beneficiary. The book value of investments that we accounted for under the equity method of accounting was $15.5 million as of September 30, 2014, and $11.9 million as of December 31, 2013. We account for investments in entities in which we have less than a 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee. The aggregate carrying amount of our cost method investment was $5.0 million as of September 30, 2014 and December 31, 2013.

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

We make adjustments to Medicare revenue to reflect differences between estimated and actual payment amounts, our discovered inability to obtain appropriate billing documentation or authorizations and other reasons unrelated to credit risk. We estimate the impact of such adjustments based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record this estimate during the period in which services are rendered as an estimated revenue adjustment and a corresponding reduction to patient accounts receivable. Therefore, we believe that our reported net service revenue and patient accounts receivable will be the net amounts to be realized from Medicare for services rendered.

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of September 30, 2014 and 2013, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and, therefore, the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our condensed consolidated balance sheets for such periods.

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

Hospice Revenue Recognition

Hospice Medicare Revenue

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounts for 96% and 100% of our total Medicare hospice service revenue for the three-month periods ended September 30, 2014 and 2013, respectively, and 98% and 99% of our total Medicare hospice service revenue for the nine-month periods ended September 30, 2014 and 2013, respectively. We make adjustments to Medicare revenue for an inability to obtain appropriate billing documentation or acceptable authorizations and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes our historical collection rate on Medicare claims, and record it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap for each provider number, we monitor these caps and estimate amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in other accrued liabilities. We have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2012 as of September 30, 2014. As of September 30, 2014, we have recorded $2.8 million for estimated amounts due back to Medicare in other accrued liabilities for the Federal cap years ended October 31, 2013 through October 31, 2014. As of December 31, 2013, we have recorded $4.0 million for estimated amounts due back to Medicare in other accrued liabilities for the Federal cap years ended October 31, 2012 through October 31, 2014.

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

We believe the credit risk associated with our Medicare accounts, which represent 67% of our net patient accounts receivable at September 30, 2014 and December 31, 2013, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable, which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. During the three and nine-month periods ended September 30, 2014, we recorded $1.4 million and $4.1 million, respectively, in estimated revenue adjustments to Medicare as compared to $2.5 million and $9.1 million during the three and nine-month periods ended September 30, 2013, respectively.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

		Fair Value at Reporting Date Using
Financial Instrument	Carrying Value as of September 30, 2014	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$114.3	$—	$115.4	$—

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

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2014	2013	2014	2013
Weighted average number of shares outstanding - basic	32,468	31,505	32,194	31,102
Effect of dilutive securities:
Stock options	—	—	—	—
Non-vested stock and stock units	466	—	496	—

Weighted average number of shares outstanding - diluted	32,934	31,505	32,690	31,102

Anti-dilutive securities	51	682	107	640

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

As part of our management of our portfolio of care centers, we review each care center’s current financial performance, market penetration, forecasted market growth and the impact of proposed CMS payment revisions. As a result of our review, we consolidated 41 home health care centers and five hospice care centers with care centers servicing the same markets, sold 19 home health care centers and one hospice care center and closed 10 home health care centers during 2013. We had previously classified 28 of these care centers as held for sale during 2013 and three care centers remained classified as held for sale at December 31, 2013. During the three-month period ended March 31, 2014, we sold assets associated with one of these care centers and consolidated one of these care centers with a care center servicing the same market. During the three-month period ended June 30, 2014, we sold assets associated with the remaining care center; there are no care centers classified as held for sale as of September 30, 2014. For additional information on the care centers consolidated with care centers servicing the same markets and the care centers sold, see Note 4 – Exit and Restructuring Activities.

Net revenues and operating results for the periods presented for the care centers classified as discontinued operations are as follows (dollars in millions):

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2014	2013	2014	2013

Net revenues	$—	$7.7	$(0.3)	$27.2
Loss before income taxes	—	(1.2)	(0.3)	(2.7)
Income tax benefit	—	0.5	0.1	1.1

Discontinued operations, net of tax	$—	$(0.7)	$(0.2)	$(1.6)

4. EXIT AND RESTRUCTURING ACTIVITIES

Exit Activity

As of December 31, 2013, we reported three home health care centers as held for sale. During the three-month period ended March 31, 2014, we sold assets associated with one of these care centers for cash consideration of approximately $0.6 million and recognized a gain of approximately $0.6 million which is included in discontinued operations. In addition, during the three months ended March 31, 2014, one of the care centers classified as held for sale as of December 31, 2013 was consolidated with a care center servicing the same market. During the three-month period ended June 30, 2014, we sold assets associated with the remaining care center for cash consideration of approximately $0.2 million and recognized a gain of approximately $0.2 million which is included in discontinued operations.

Effective April 17, 2014, the Company sold its interest in five home health and four hospice care centers in Wyoming and Idaho for approximately $5.0 million and recognized a gain of $2.1 million.

Effective September 5, 2014, the Company exited its hospice inpatient unit in New Hampshire and recognized a loss of $0.5 million.

In addition to the sale of the care centers mentioned above, during the three months ended March 31, 2014, we consolidated three home health care centers with care centers servicing the same markets and closed four home health care centers and one hospice care center and announced our plans to close or consolidate another 43 care centers. In connection with these care centers, we recorded non-cash charges of $2.2 million in other intangibles impairment expense related to the write-off of intangible assets, $2.1 million in other general and administrative expenses related to lease termination costs and $2.1 million in salaries and benefits related to severance costs during the three-month period ended March 31, 2014. These care centers were not concentrated in certain selected

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

geographical areas and did not meet the criteria to be classified as discontinued operations in accordance with applicable accounting guidance. During the three-month period ended June 30, 2014, we completed the closure of the remaining 43 care centers as follows: we consolidated 18 home health care centers and four hospice care centers with care centers servicing the same markets and closed 18 home health care centers and three hospice care centers.

Restructuring Activity

During the quarter ended March 31, 2014, we restructured our regional leadership and corporate support functions. As such, we recorded charges of $3.4 million in salaries and benefits related to severance costs during the three-month period ended March 31, 2014. In addition, on February 20, 2014, William F. Borne stepped down from his positions as Chief Executive Officer, Chairman and a member of our Board of Directors and we recorded charges of $2.3 million in salaries and benefits related to severance costs.

5. LONG-TERM OBLIGATIONS

Long-term debt consisted of the following for the periods indicated (amounts in millions):

	September 30, 2014	December 31, 2013
$60.0 million Term Loan; $3.0 million principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (3.41% at September 30, 2014); due October 26, 2017	$36.0	$45.0
$120.0 million Revolving Credit Facility; interest only quarterly payments; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (3.41% at September 30, 2014); due October 26, 2017	10.0	—
$70.0 million Second Lien Loan; interest only quarterly payments; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (8.50% at September 30, 2014); due July 28, 2020	70.0	—
Discount on Second Lien Loan	(1.7)	—
Promissory notes	—	1.9

	114.3	46.9
Current portion of long-term obligations	(12.0)	(13.9)

Total	$102.3	$33.0

Our weighted average interest rate for our five year $60.0 million Term Loan under our existing senior secured Credit Agreement was 3.4% for the three and nine-month periods ended September 30, 2014, as compared to 2.7% for the three and nine-month periods ended September 30, 2013.

On July 28, 2014, we entered into a Second Lien Credit Agreement providing for a term loan in an aggregate principal amount of $70.0 million. The proceeds of $67.4 million were used to pay off a portion of the revolving credit balances under our existing senior secured Credit Agreement dated as of October 26, 2012. Our weighted average interest rate for our Second Lien Loan was 8.5% for the three-month period ended September 30, 2014.

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

Our existing senior secured Credit Agreement, as amended on July 28, 2014, limits total leverage, senior secured leverage and requires minimum coverage of fixed charges. As of September 30, 2014, our total leverage ratio was 2.1, our senior secured leverage was 1.2 and our fixed charge coverage ratio was 1.8 and we are in compliance with the existing senior secured Credit Agreement. We currently anticipate we will be in compliance with the covenants associated with our long-term obligations over the next 12 months. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of the date of this filing, our availability under our $120.0 million Revolving Credit Facility, as amended by the fourth amendment to our existing senior secured Credit Agreement, was $55.7 million and we had $19.3 million outstanding in letters of credit.

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

Securities Class Action Lawsuits

On June 10, 2010, a putative securities class action complaint was filed in the United States District Court for the Middle District of Louisiana (the “District Court”) against the Company and certain of our current and former senior executives. Additional putative securities class actions were filed in the Court on July 14, July 16, and July 28, 2010.

On October 22, 2010, the District Court issued an order consolidating the putative securities class action lawsuits and the Federal Derivative Actions (described immediately below) for pre-trial purposes. In the same order, the District Court appointed the Public Employees Retirement System of Mississippi and the Puerto Rico Teachers’ Retirement System as co-lead plaintiffs (together, the “Co-Lead Plaintiffs”) for the putative class. On December 10, 2010, the District Court also consolidated the ERISA class action lawsuit (described below) with the putative securities class actions and Federal Derivative Actions for pre-trial purposes.

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

All defendants moved to dismiss the Securities Complaint. On June 28, 2012, the District Court granted the defendants’ motion to dismiss the Securities Complaint. On July 26, 2012, the Co-Lead Plaintiffs filed a motion for reconsideration, which the District Court denied on April 9, 2013.

On May 3, 2013, the Co-Lead Plaintiffs appealed the dismissal of the Securities Complaint to the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”). On October 2, 2014, a three-judge panel of the Fifth Circuit issued a decision reversing the District Court’s dismissal of the Securities Complaint. On October 16, 2014, all defendants filed a petition with the Fifth Circuit to review the three-judge panel’s decision en banc, or as a whole court. No assurances can be given as to the timing or outcome of the defendants’ petition for en banc rehearing.

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

Pursuant to the settlement agreement, on May 2, 2014, we paid the United States an initial payment in the amount of $116.5 million, representing the first installment of $115 million plus interest thereon due under the settlement agreement, and on October 23, 2014, we paid the United States an additional payment in the amount of $35.8 million, representing the second and final installment of $35 million plus interest thereon due under the settlement agreement.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In September and October 2013, we made preliminary disclosures to OIG under the OIG’s Provider Self-Disclosure Protocol regarding certain clinical documentation issues at one of our home health care centers. This care center appears to have not complied with certain Medicare home health regulations, including those relating to physician signature requirements and face-to-face documentation. We made a disclosure in March 2014 to OIG providing additional information relating to the information disclosed in the preliminary disclosures sent in September and October 2013. As of June 30, 2014, we had recorded an accrual of approximately $1.9 million for this matter. A final settlement agreement with OIG pursuant to which we agreed to pay approximately $2.1 million to settle the matter was executed on September 9, 2014.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On September 10, 2014, the plaintiffs in the Connecticut case filed a motion for leave to amend their complaint to add a new claim under the Kentucky Wage and Hour Act (“KWHA”) alleging that the Company did not pay certain home health clinicians working in the Commonwealth of Kentucky all of the overtime wages they were owed, either because the Company misclassified them as exempt from overtime or, while treating them as overtime eligible, did not properly pay them overtime for all hours worked over 40 in a week. On behalf of themselves and a class of current and former employees they allege are similarly situated, plaintiffs seek attorneys’ fees, back wages and liquidated damages going back five years before the filing of their original complaint under the KWHA. On October 1, 2014, the Company filed an opposition to the plaintiffs’ motion to amend. On October 15, 2014, plaintiffs filed a reply brief in support of their motion. The motion is still under consideration by the Court.

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

We are unable to assess the probable outcome or reasonably estimate the potential liability, if any, arising from the securities and wage and hour litigation described above. The Company intends to continue to vigorously defend itself in the securities and wage and hour litigation matters. No assurances can be given as to the timing or outcome of the securities and wage and hour matters described above or the impact of any of the inquiry or litigation matters on the Company, its consolidated financial condition, results of operations or cash flows, which could be material, individually or in the aggregate.

We recognize that additional putative securities class action complaints and other litigation could be filed, and that other investigations and actions could be commenced.

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

In January 2010, our subsidiary that provides home health services in Dayton, Ohio received from a Medicare Program Safeguard Contractor (“PSC”) a request for records regarding 137 claims submitted by the subsidiary paid from January 2, 2008 through November 10, 2009 (the “Claim Period”) to determine whether the underlying services met pertinent Medicare payment requirements. Based on the PSC’s findings for 114 of the claims, which were extrapolated to all claims for home health services provided by the Dayton subsidiary paid during the Claim Period, on March 9, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment of approximately $5.6 million. We dispute these findings, and our Dayton subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. Most recently, a consolidated administrative law judge (“ALJ”) hearing was held in late March 2013. In January 2014, the ALJ found fully in favor of our Dayton subsidiary on 74 appeals and partially in favor of our Dayton subsidiary on eight appeals. Taking into account the ALJ’s decision, certain determinations that our Dayton subsidiary decided not to appeal as well as certain determinations made by the MAC, of the 114 claims that were originally extrapolated by the MAC, 76 claims have now been decided in favor of our Dayton subsidiary in full, 10 claims have been decided in favor of our Dayton subsidiary in part, and 28 claims have been decided against or not appealed by our Dayton subsidiary. The ALJ has ordered the MAC to recalculate the extrapolation amount based on the ALJ’s decision. The Medicare Appeals Council can decide on its own motion to review the ALJ’s decisions. As of September 30, 2014, we have recorded no liability with respect to the pending appeals as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a Zone Program Integrity Contractor (“ZPIC”) a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the MAC for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. Most recently, we have requested appeal hearings before an ALJ, which have been scheduled to occur on January 7, 2015, but no assurances can be given as to the timing or outcome of the ALJ appeal. The current alleged extrapolated overpayment is $6.1 million. In the event we pay any amount of this alleged overpayment, we are indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. As of September 30, 2014, we have recorded no liability for this claim as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

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

Management evaluates performance and allocates resources based on the operating income of the reportable segments, which includes an allocation of corporate expenses directly attributable to the specific segment and includes revenues and all other costs directly attributable to the specific segment. Corporate expenses consist of cost relating to our executive management and corporate and administrative support functions that are not directly attributable to a specific segment. Corporate and administrative support functions represent primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration. Segment assets are not reviewed by the company’s chief operating decision maker and therefore are not disclosed below (amounts in millions).

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Three-Month Period Ended September 30, 2014
	Home Health	Hospice	Other	Total
Net service revenue	$237.2	$63.1	$—	$300.3
Cost of service, excluding depreciation and amortization	137.4	32.8	—	170.2
General and administrative expenses	63.1	14.1	26.0	103.2
Provision for doubtful accounts	4.1	0.1	—	4.2
Depreciation and amortization	2.1	0.5	3.9	6.5

Operating expenses	206.7	47.5	29.9	284.1

Operating income (loss)	$30.5	$15.6	$(29.9)	$16.2

	For the Three-Month Period Ended September 30, 2013
	Home Health	Hospice	Other	Total
Net service revenue	$236.8	$64.5	$—	$301.3
Cost of service, excluding depreciation and amortization	140.7	34.5	—	175.2
General and administrative expenses	74.3	16.1	25.6	116.0
Provision for doubtful accounts	2.7	1.2	—	3.9
Depreciation and amortization	2.5	0.5	5.9	8.9
U.S. Department of Justice settlement	—	—	150.0	150.0
Other intangibles impairment charge	1.5	—	—	1.5

Operating expenses	221.7	52.3	181.5	455.5

Operating income (loss)	$15.1	$12.2	$(181.5)	$(154.2)

	For the Nine-Month Period Ended September 30, 2014
	Home Health	Hospice	Other	Total
Net service revenue	$717.4	$186.6	$—	$904.0
Cost of service, excluding depreciation and amortization	420.7	99.0	—	519.7
General and administrative expenses	206.4	44.3	86.8	337.5
Provision for doubtful accounts	11.8	1.5	—	13.3
Depreciation and amortization	7.0	1.6	13.5	22.1
Other intangibles impairment charge	1.2	1.0	—	2.2

Operating expenses	647.1	147.4	100.3	894.8

Operating income (loss)	$70.3	$39.2	$(100.3)	$9.2

	For the Nine-Month Period Ended September 30, 2013
	Home Health	Hospice	Other	Total
Net service revenue	$749.3	$196.5	$—	$945.8
Cost of service, excluding depreciation and amortization	434.5	104.2	—	538.7
General and administrative expenses	230.4	49.2	77.6	357.2
Provision for doubtful accounts	7.6	4.8	—	12.4
Depreciation and amortization	7.8	1.6	18.9	28.3
U.S. Department of Justice settlement	—	—	150.0	150.0
Other intangibles impairment charge	3.8	—	—	3.8

Operating expenses	684.1	159.8	246.5	1,090.4

Operating income (loss)	$65.2	$36.7	$(246.5)	$(144.6)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and nine-month period ended September 30, 2014. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on March 12, 2014 (the “Form 10-K”), which are incorporated herein by this reference.

Unless otherwise provided, “Amedisys,” “we,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.

Overview

We are a leading provider of high-quality, low-cost home health services to the chronic, co-morbid, aging American population with approximately 81% and 84% of our revenue derived from Medicare for the three-month periods ended September 30, 2014 and 2013, respectively, and approximately 82% and 84% of our revenue derived from Medicare for the nine-month periods ended September 30, 2014 and 2013, respectively.

Our operations involve servicing patients through our two reportable business segments: home health and hospice. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. As of September 30, 2014, we owned and operated 316 Medicare-certified home health care centers and 80 Medicare-certified hospice care centers in 34 states within the United States, the District of Columbia and Puerto Rico.

As part of our ongoing management of our portfolio of care centers, we review each care center’s current financial performance, market penetration, forecasted market growth and the impact of proposed CMS payment revisions. Therefore, during the three months ended March 31, 2014, we consolidated four home health care centers with care centers servicing the same markets, closed four home health care centers and one hospice care center and sold one home health care center. During the three months ended June 30, 2014, we consolidated 18 home health care centers and four hospice care centers with care centers servicing the same markets, closed 18 home health care centers and three hospice care centers and sold six home health care centers and four hospice care centers. During the three months ended September 30, 2014, we exited our one hospice inpatient unit.

In connection with the care centers that we closed and consolidated, we recorded non-cash charges of $2.2 million in other intangibles impairment expense related to the write-off of intangible assets, $2.1 million in other general and administrative expenses related to lease termination costs and $2.1 million in salaries and benefits related to severance costs during the three-month period ended March 31, 2014.

In conjunction with the closure and consolidation of care centers, we restructured our regional leadership and corporate support functions. As such, we recorded charges of $3.4 million in salaries and benefits related to severance costs during the three-month period ended March 31, 2014. In addition, on February 20, 2014 William F. Borne stepped down from his positions as Chief Executive Officer, Chairman and a member of our Board of Directors and we recorded charges of $2.3 million in salaries and benefits related to severance costs.

Owned and Operated Care Centers

	Home Health	Hospice
At December 31, 2013	367	92
Closed/Consolidated/Sold	(51)	(12)

At September 30, 2014	316	80

Recent Developments

Governmental Inquiries and Investigations and Other Litigation

On April 23, 2014, we entered into a settlement agreement to resolve both the U.S. Department of Justice investigation and the Stark Law Self-Referral matter. Pursuant to the settlement agreement, on May 2, 2014, we paid the United States an initial payment in the amount of $116.5 million representing the first installment of $115 million plus interest thereon due under the settlement agreement, and on October 23, 2014, we paid the United States an additional payment in the amount of $35.8 million, representing the second and final installment of $35 million plus interest thereon due under the settlement agreement.

The settlement agreement also resolves allegations made against us by various qui tam relators, who are required to dismiss their claims with prejudice. We accrued various relators’ attorneys’ fees and expenses in the aggregate sum of approximately $3.9 million during the three months ended March 31, 2014, which were paid on May 2, 2014.

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

Payment

In July 2014, the Centers of Medicare and Medicaid Services (“CMS”) issued a proposed rule to update and revise Medicare home health reimbursement rates for the calendar year 2015. The proposed rule includes a rebasing cut of 2.5% as allowed by the PPACA and the Health Care and Education Reconciliation Act of 2010 and a negative multifactor productivity adjustment of 0.4% offset by a 2.6% market basket increase. CMS estimates that the net effect of these changes is approximately a 0.3% decrease in reimbursement to home health providers. Our impact could differ depending on differences in the wage index and the impact of coding changes. We expect CMS to issue a final rule during the fourth quarter of 2014.

In August 2014, CMS issued a final rule to update the Medicare hospice wage index and Medicare hospice payment rates for fiscal year 2015. The final rule includes a 2.9% market basket update which is reduced by the following: a 0.3% adjustment from the Patient Protection and Affordable Care Act (“PPACA”), a 0.5% productivity adjustment and 0.7% for the updated wage index and budget neutrality adjustment factor. The net effect of the final rule, effective for services provided from October 1, 2014 to September 30, 2015, increases the base rate by 1.4%.

Results of Operations

Three-Month Period Ended September 30, 2014 Compared to the Three-Month Period Ended September 30, 2013

Consolidated

The following table summarizes our consolidated results from continuing operations (amounts in millions):

	For the Three-Month Periods Ended September 30,
	2014	2013
Net service revenue	$300.3	$301.3
Gross margin, excluding depreciation and amortization	130.1	126.0
% of revenue	43.3%	41.8%
Other operating expenses	113.9	128.7
% of revenue	37.9%	42.7%
U.S. Department of Justice settlement	—	150.0
Other intangibles impairment charge	—	1.5

Operating income (loss)	16.2	(154.2)

Total other (expense) income, net	(2.3)	6.2
Income tax (expense) benefit	(5.3)	56.9
Effective income tax rate	38.4%	(38.5%)

Income (loss) from continuing operations	8.6	(91.1)

Net loss from discontinued operations	—	(0.7)
Net (income) loss attributable to noncontrolling interests	(0.2)	0.7

Net income (loss) attributable to Amedisys, Inc.	$8.4	$(91.1)

Our operating results have been impacted by the sale, closure and consolidation of 75 care centers since September 30, 2013. Therefore, our consolidated results from continuing operations are not fully comparable to the three-month period ended September 30, 2013.

Our operating income excluding the U.S. Department of Justice settlement and other intangibles impairment charge in 2013, increased $19 million as our home health operating income increased $14 million, our hospice operating income increased $3 million and corporate expenses decreased $2 million. Our home health operating income increased primarily as a result of a decrease in other operating expenses primarily due to closures and the restructure of our regional leadership and corporate support functions.

Home Health Division

The following table summarizes our home health segment results from continuing operations:

	For the Three-Month Periods Ended September 30,
	2014	2013
Financial Information (in millions):
Medicare	$185.4	$193.5
Non-Medicare	51.8	43.3

Net service revenue	237.2	236.8
Cost of service	137.4	140.7

Gross margin	99.8	96.1
Other operating expenses	69.3	79.5

Operating income before impairment charges (1)	$30.5	$16.6

Key Statistical Data:
Medicare:
Same Store Volume (2):
Revenue	5%	(12%)
Admissions	3%	(1%)
Recertifications	5%	(21%)
Total (3):
Admissions	42,389	45,420
Recertifications	25,407	26,119
Completed episodes	66,906	70,401
Visits	1,190,962	1,253,329
Average revenue per completed episode (4)	$2,834	$2,822
Visits per completed episode (5)	17.3	17.3

Non-Medicare:
Same Store Volume (2):
Revenue	31%	(28%)
Admissions	26%	(21%)
Recertifications	24%	(33%)
Total (3):
Admissions	20,523	17,832
Recertifications	8,238	7,262
Visits	416,038	358,820

Total (3):
Cost per Visit	$85.47	$87.31
Visits	1,607,000	1,612,149

(1)	Operating income of $15.1 million on a GAAP basis for the three-month period ended September 30, 2013.
(2)	Medicare and Non-Medicare revenue, admissions or recertifications same store volume is the percent increase (decrease) in our Medicare and Non-Medicare revenue, admissions or recertifications for the period as a percent of the Medicare and Non-Medicare revenue, admissions or recertifications of the prior period.
(3)	Based on continuing operations for all periods presented.
(4)	Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care which excludes the impact of sequestration.
(5)	Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.

Overall, our operating income before impairment charges (approximately $2 million in 2013) increased $14 million on a $4 million increase in gross margin and a $10 million decline in other operating expenses.

Net Service Revenue

Our Medicare revenue decline of approximately $8 million consisted of $9 million due to lower volumes offset by a $1 million increase related to revenue per episode. The decrease in volumes is primarily due to the sale, closure and consolidation of 60 care centers since September 30, 2013 as we experienced an increase in same store revenue, admissions and recertifications.

Our non-Medicare revenue increased $8 million which is primarily due to increases in volumes and an increase in our revenue per visit. We are experiencing significant growth in our non-Medicare business as we have focused on contract payors with significant concentration in our markets.

As mentioned above, we have closed numerous care centers since September 30, 2013. Accordingly, our results are not fully comparable to prior year. The following table summarizes our net service revenue for our operating care centers and those care centers that were closed, consolidated or sold.

	For the Three-Month Periods Ended September 30,
	2014	2013
Financial Information (in millions):
Operating care centers	$237.5	$216.5
Closed/Consolidated/Sold care centers	(0.3)	20.3

Net service revenue	$237.2	$236.8

Cost of Service, Excluding Depreciation and Amortization

Our cost of service decreased $3 million primarily as a result of our decrease in Medicare volumes and a 2% decrease in cost per visit which were offset by a 16% increase in non-Medicare visits. The decrease in cost per visit was the primary reason for our improvement in gross margin as our revenue was relatively flat. The reduction in the number of salaried clinicians was the primary driver in this improvement.

Other Operating Expenses

Our other operating expenses decreased $10 million primarily as the result of a decrease in other care center related expenses due to our closure and consolidation strategy and the reduction in divisional leadership; the majority of the reductions were in salaries and benefits, rent expense and travel costs.

Hospice Division

The following table summarizes our hospice segment results from continuing operations:

	For the Three-Month Periods Ended September 30,
	2014	2013
Financial Information (in millions):
Medicare revenue	$59.0	$60.6
Non-Medicare revenue	4.1	3.9

Net service revenue	63.1	64.5
Cost of service	32.8	34.5

Gross margin	30.3	30.0
Other operating expenses	14.7	17.8

Operating income	$15.6	$12.2

Key Statistical Data:
Same store Medicare revenue growth (1)	3%	(13%)
Same store Non-Medicare revenue growth (1)	15%	3%
Hospice admits	4,002	4,352
Average daily census	4,596	4,917
Revenue per day	$149.16	$142.52
Cost of service per day	$77.38	$75.79
Average length of stay	100	98

(1)	Same store Medicare and Non-Medicare revenue volume is the percent increase (decrease) in our Medicare and Non-Medicare revenue for the period as a percent of the Medicare and Non-Medicare revenue of the prior period.

Overall, our operating income increased $3 million on a $2 million decline in revenue, a $2 million decline in cost of service and a $3 million decline in other operating expenses.

Net Service Revenue

Our hospice revenue decreased $2 million, primarily as the result of a decrease in our average daily census. The decrease in average daily census is primarily due to the sale, closure and consolidation of 15 care centers since September 30, 2013, the majority of which occurred during the second quarter of 2014. The decrease in revenue was offset by a $2 million decrease in our hospice cap expense as our decline in average daily census and an increase in admissions has resulted in a decrease in our overall cap expense. We benefitted from a 1.0% hospice rate increase effective October 1, 2013.

As mentioned above, we have closed numerous care centers since September 30, 2013. Accordingly, our results are not fully comparable to prior year. The following table summarizes our net service revenue for our operating care centers and those care centers that were closed, consolidated or sold.

	For the Three-Month Periods Ended September 30,
	2014	2013
Financial Information (in millions):
Operating care centers	$63.1	$60.1
Closed/Consolidated/Sold care centers	—	4.4

Net service revenue	$63.1	$64.5

Cost of Service, Excluding Depreciation and Amortization

Our hospice cost of service decreased $2 million, or 5% as the result of a 7% decrease in average daily census offset by an increase in cost of service per day. Our cost per day has been negatively impacted by an increase in pharmacy costs as a result of new CMS guidance which became effective on May 1, 2014.

Other Operating Expenses

Our other operating expenses decreased $3 million primarily due to a decrease in other care center related expenses due to our care center closure and consolidation strategy. The majority of the reductions were in salaries and benefits.

Corporate

The following table summarizes our corporate results from continuing operations:

	For the Three-Month Periods Ended September 30,
	2014	2013
Financial Information (in millions):
Other operating expenses	$26.0	$25.6
Depreciation and amortization	3.9	5.9

Total before U.S. Department of Justice settlement (1)	$29.9	$31.5

(1)	Total of $181.5 million on a GAAP basis for the three-month period ended September 30, 2013.

Corporate expenses consist of cost relating to our executive management and corporate and administrative support functions that are not directly attributable to a specific segment. Corporate and administrative support functions represent primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration. During the third quarter of 2013, we recorded an accrual of $150 million and recognized a deferred tax benefit of $56 million for the settlement to resolve both the U.S. Department of Justice investigation and the Stark Law Self-Referral matter. See Note 6 to our consolidated financial statements for additional information.

Nine-Month Period Ended September 30, 2014 Compared to the Nine-Month Period Ended September 30, 2013

Consolidated

The following table summarizes our consolidated results from continuing operations (amounts in millions):

	For the Nine-Month Periods Ended September 30,
	2014	2013
Net service revenue	$904.0	$945.8
Gross margin, excluding depreciation and amortization	384.3	407.2
% of revenue	42.5%	43.1%
Other operating expenses	372.9	398.0
% of revenue	41.3%	42.1%
U.S. Department of Justice settlement	—	150.0
Other intangibles impairment charge	2.2	3.8

Operating income (loss)	9.2	(144.6)

Total other (expense) income, net	(2.8)	4.7
Income tax (expense) benefit	(2.5)	53.7
Effective income tax rate	38.4%	(38.4%)

Income (loss) from continuing operations	3.9	(86.2)

Net loss from discontinued operations	(0.2)	(1.6)
Net (income) loss attributable to noncontrolling interests	(0.1)	1.2

Net income (loss) attributable to Amedisys, Inc.	$3.6	$(86.5)

During the first quarter of 2014, we committed to a plan to consolidate 21 operating home health care centers and four operating hospice care centers with care centers servicing the same markets and close 23 home health care centers and six hospice care centers. As a result of this exit activity, we reduced our regional leadership structure and corporate support functions. Separate from the restructuring costs we also recorded severance costs associated with the departure of our CEO on February 20, 2014. The following details the costs associated with these activities (amounts in millions):

	For the Nine Month Period Ended September 30, 2014
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

Our operating results have been impacted by the sale, closure and consolidation of 54 care centers mentioned above as well as the closure of an additional 21 care centers since September 30, 2013. Accordingly, our results for the nine-month period ended September 30, 2014 are not fully comparable to the nine-month period ended September 30, 2013.

Our operating income excluding the $16 million in costs noted above and the U.S. Department of Justice settlement and other intangibles impairment charge in 2013 increased $16 million as our home health operating income increased $9 million, our hospice operating income increased $4 million and corporate expenses decreased $3 million. Additionally, the first quarter of the nine-month period ended September 30, 2013 was not impacted by sequestration as it was not in effect until April 1, 2013. As a result, the nine-month period ended September 30, 2014, was negatively impacted by approximately $3 million.

Home Health Division

The following table summarizes our home health segment results from continuing operations:

	For the Nine-Month Periods Ended September 30,
	2014	2013
Financial Information (in millions):
Medicare	$565.5	$610.6
Non-Medicare	151.9	138.7

Net service revenue	717.4	749.3
Cost of service	420.7	434.5

Gross margin	296.7	314.8
Other operating expenses	225.2	245.8

Operating income before impairment charges (1)	$71.5	$69.0

Key Statistical Data:
Medicare:
Same Store Volume (2):
Revenue	0%	(10%)
Admissions	0%	0%
Recertifications	0%	(19%)
Total (3):
Admissions	132,890	143,161
Recertifications	77,468	82,299
Completed episodes	204,654	221,746
Visits	3,620,779	3,947,351
Average revenue per completed episode (4)	$2,819	$2,810
Visits per completed episode (5)	17.2	17.5

Non-Medicare:
Same Store Volume (2):
Revenue	17%	(22%)
Admissions	15%	(15%)
Recertifications	10%	(25%)
Total (3):
Admissions	62,447	57,653
Recertifications	23,746	22,994
Visits	1,218,659	1,161,678

Total (3):
Cost per Visit	$86.92	$85.04
Visits	4,839,438	5,109,029

(1)	Operating income of $70.3 million and $65.2 million on a GAAP basis for the nine-month periods ended September 30, 2014 and 2013, respectively.
(2)	Medicare and Non-Medicare revenue, admissions or recertifications volume is the percent increase (decrease) in our Medicare and Non-Medicare revenue, admissions or recertifications for the period as a percent of the Medicare and Non-Medicare revenue, admissions or recertifications of the prior period.
(3)	Based on continuing operations for all periods presented.
(4)	Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care which excludes the impact of sequestration.
(5)	Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.

Overall, our operating income excluding $7 million in exit activity costs in 2014, increased $9 million on a $32 million decline in revenue. The 2% sequestration reduction was effective April 1, 2013; accordingly, the nine-month period ended September 30, 2013 benefitted by approximately $2 million. Medicare revenue was impacted by lower volumes offset by a $15 million decrease in cost of service and a $26 million decrease in other operating expenses.

Net Service Revenue

Our Medicare revenue decline of approximately $45 million consisted of $45 million due to lower volumes and $2 million due to sequestration, partially offset by higher revenue per episode. The volume decline is due to declines in both admissions and recertifications, primarily as the result of the sale, closure and consolidation of 60 care centers since September 30, 2013, the majority of which occurred during the second quarter of 2014.

Our non-Medicare revenue increased $13 million which is primarily due to a 5% increase in visit volume and a 4% increase in our revenue per visit.

As mentioned above, we have closed numerous care centers since September 30, 2013. Accordingly, our results are not fully comparable to prior year. The following table summarizes our net service revenue for our operating care centers and those care centers that were closed, consolidated or sold.

	For the Nine-Month Periods Ended September 30,
	2014	2013
Financial Information (in millions):
Operating care centers	$701.6	$674.8
Closed/Consolidated/Sold care centers	15.8	74.5

Net service revenue	$717.4	$749.3

Cost of Service, Excluding Depreciation and Amortization

Our cost of service excluding $1 million in exit activity costs in 2014, decreased $15 million primarily as a result of our decrease in volume and a 2% decrease in Medicare visits per episode, offset by a 2% increase in cost per visit and a 5% increase in non-Medicare visits. The increase in cost per visit is the result of wage inflation, an increase in salaried clinicians and the impact of lower visits due to the fixed nature of some of our care delivery costs. We have seen improvement in our cost per visit metric in the second and third quarters of 2014.

Other Operating Expenses

Other operating expenses excluding $6 million in exit activity costs in 2014, decreased $26 million with $13 million attributed primarily to salary and wages. The remaining $13 million is primarily the result of reductions in facilities and travel expenses and other care center related costs, offset by an increase in our provision for doubtful accounts which is reflective of our increase in non-Medicare revenue and our higher percentage of contracted payors. Our strategy to consolidate care centers within overlapping markets was a major factor in this decrease.

Hospice Division

The following table summarizes our hospice segment results from continuing operations:

	For the Nine-Month Periods Ended September 30,
	2014	2013
Financial Information (in millions):
Medicare revenue	$175.1	$185.0
Non-Medicare revenue	11.5	11.5

Net service revenue	186.6	196.5
Cost of service	99.0	104.2

Gross margin	87.6	92.3
Other operating expenses	47.4	55.6

Operating income before impairment charges (1)	$40.2	$36.7

Key Statistical Data:
Same store Medicare revenue growth (2)	(2%)	(10%)
Same store Non-Medicare revenue growth (2)	6%	(2%)
Hospice admits	12,947	13,964
Average daily census	4,655	4,998
Revenue per day	$146.85	$144.04
Cost of service per day	$77.70	$76.06
Average length of stay	100	100

(1)	Operating income of $39.2 million on a GAAP basis for the nine-month period ended September 30, 2014.
(2)	Same store Medicare and Non-Medicare revenue growth is the percent increase in our Medicare and Non-Medicare revenue for the period as a percent of the Medicare and Non-Medicare revenue of the prior period.

Our operating income, excluding the $2 million in exit activity costs in 2014, increased $4 million primarily as a result of declines in cost of service and other operating expenses. The 2% sequestration reduction was effective April 1, 2013; accordingly the nine-month period ended September 30, 2013 benefitted by approximately $1 million.

Net Service Revenue

Our hospice revenue decreased $10 million, primarily as the result of a decrease in our average daily census and $1 million due to sequestration. The decrease in average daily census is primarily due to the sale, closure and consolidation of 15 care centers since September 30, 2013, the majority of which occurred during the second quarter of 2014. We benefitted from a 1.0% hospice rate increase effective October 1, 2013. Our hospice division also benefitted from a decrease in our provision for estimated revenue adjustments.

As mentioned above, we have closed numerous care centers since September 30, 2013. Accordingly, our results are not fully comparable to prior year. The following table summarizes our net service revenue for our operating care centers and those care centers that were closed, consolidated or sold.

	For the Nine-Month Periods Ended September 30,
	2014	2013
Financial Information (in millions):
Operating care centers	$182.4	$182.4
Closed/Consolidated/Sold care centers	4.2	14.1

Net service revenue	$186.6	$196.5

Cost of Service, Excluding Depreciation and Amortization

Our hospice cost of service decreased $5 million, or 5%, which corresponds to our 7% decrease in average daily census. Our cost per day has been negatively impacted by an increase in pharmacy costs due to new CMS guidance that became effective May 1, 2014.

Other Operating Expenses

Other operating expenses, excluding the $2 million in exit activity costs in 2014, decreased $9 million due to a $3 million decrease in our provision for doubtful accounts and decreases in other care center related expenses due to our care center closure and consolidation strategy.

Corporate

The following table summarizes our corporate results from continuing operations:

	For the Nine-Month Periods Ended September 30,
	2014	2013
Financial Information (in millions):
Other operating expenses	$86.8	$77.6
Depreciation and amortization	13.5	18.9

Total (1)	$100.3	$96.5

(1)	Total of $246.5 million on a GAAP basis for the nine-month period ended September 30, 2013.

During the third quarter of 2013, we recorded an accrual of $150 million and recognized a deferred tax benefit of $56 million for the settlement to resolve both the U.S. Department of Justice investigation and the Stark Law Self-Referral matter. See Note 6 to our consolidated financial statements for additional information. Excluding the $7 million in exit activity costs in 2014 and the U.S. Department of Justice settlement in 2013, corporate expenses decreased $3 million.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Nine-Month Periods Ended September 30,
	2014	2013
Cash (used in) provided by operating activities	$(70.1)	$93.9
Cash used in investing activities	(9.2)	(35.5)
Cash provided by (used in) financing activities	67.5	(29.3)

Net (decrease) increase in cash and cash equivalents	(11.8)	29.1
Cash and cash equivalents at beginning of period	17.3	14.5

Cash and cash equivalents at end of period	$5.5	$43.6

Cash provided by operating activities decreased $164 million during 2014 compared to 2013 primarily due to the payment of $116.5 million on our settlement agreement with the U.S. Department of Justice and a decline in our operating performance in the first quarter of 2014. Adjusting for the $116.5 million settlement payment, we have generated $46.4 million in cash from operating activities for the nine-months ended September 30, 2014, with $25.3 million generated during the third quarter of 2014. For additional information regarding our operating performance, see “Results of Operations”.

Cash used in investing activities decreased $26.3 million during 2014 compared to 2013 primarily due to decreases in the purchases of property and equipment and investments.

Cash provided by financing activities increased $96.8 million during 2014 compared to 2013 due to an increase in our borrowings on our revolving line of credit and our Second Lien loan. We increased our outstanding long-term obligations net of repayments by $67.4 million from December 31, 2013, primarily to fund the U.S. Department of Justice settlement payment.

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. During 2014 and 2013, we have experienced reimbursement reductions due to sequestration and the 2014 CMS rate cut, as well as lower recertification volumes which have impacted our business and consolidated financial condition, results of operation and cash flows. In order to mitigate the impact of reimbursement reductions, we have executed a strategy to reduce the number of operating care centers and restructure our regional leadership and corporate support functions. This strategy has improved our operational performance; however, we did incur $12 million in closure and severance related costs which impacted our net income and cash flow. In addition, CMS proposed to reduce reimbursement rates by 2.7% for rebasing in each year from calendar year 2015 to calendar year 2017; however, we do expect some offset from a market basket update. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness or through sales of equity.

During the nine-month period ended September 30, 2014, we spent $4.9 million in routine capital expenditures compared to $2.7 million during the nine-month period ended September 30, 2013. Routine capital expenditures primarily include equipment and computer software and hardware. In addition, we spent $5.0 million in non-routine capital expenditures related to enhancements to our point of care software during the nine-month period ended September 30, 2014, compared to $26.3 million during the nine-month period ended September 30, 2013. The decrease is primarily the result of our nearing completion of our AMS3 development. Our routine and non-routine capital expenditures for 2014 are expected to be approximately $9.1 million and $5.7 million, respectively.

On April 23, 2014, we entered into a settlement agreement to resolve both the U.S. Department of Justice investigation and the Stark Law Self-Referral matter. Pursuant to the settlement agreement, on May 2, 2014, we paid the United States an initial payment in the amount of $116.5 million, representing the first installment of $115 million plus interest thereon due under the settlement agreement, and on October 23, 2014, we paid the United States an additional payment in the amount of $35.8 million, representing the second and final installment of $35 million plus interest thereon due under the settlement agreement.

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

As of September 30, 2014, we had $5.5 million in cash and cash equivalents and $90.7 million in availability under our $120.0 million Revolving Credit Facility. Based on our operating forecasts, our new debt service requirements and upcoming settlement payment, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements; however, our ongoing ability to comply with the debt covenants under our credit agreement depends largely on the achievement of adequate levels of operating performance and cash flow. We routinely review our capital requirements to make sure that we have a capital structure in place that meets the current and future needs of the Company. We currently anticipate we will be in compliance with the covenants associated with our long-term obligations over the next 12 months. If our future operating performance and/or cash flows are less than expected, it could cause us to default on our financial covenants in the future. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments. There can be no assurance that debt covenant waivers or amendments would be obtained, if needed.

Outstanding Patient Accounts Receivable

Our patient accounts receivable, net decreased $8.3 million from December 31, 2013 to September 30, 2014. Our cash collection as a percentage of revenue was 103% for the nine-month period ended September 30, 2014, and 106% for the nine-month period ended December 31, 2013. Our days revenue outstanding, net has decreased 1.6 days from 32.1 days at December 31, 2013 to 30.5 days at September 30, 2014.

Our patient accounts receivable includes unbilled receivables and are aged based upon our initial service date. At September 30, 2014, our unbilled patient accounts receivable, as a percentage of gross patient accounts receivable, was 32.0%, or $39.0 million, compared to 34.7%, or $44.8 million, at December 31, 2013. We monitor unbilled receivables on a care center by care center basis to ensure that all efforts are made to bill claims within timely filing deadlines. The timely filing deadline for Medicare is one year from the date the episode was completed and varies by state for Medicaid-reimbursable services and among insurance companies and other private payors.

Our provision for estimated revenue adjustments (which is deducted from our service revenue to determine net service revenue) and provision for doubtful accounts were as follows for the periods indicated (amounts in millions). We fully reserve for both our Medicare and other patient accounts receivable that are aged over 365 days.

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2014	2013	2014	2013
Provision for estimated revenue adjustments (1)	$1.4	$2.5	$4.1	$9.4
Provision for doubtful accounts (2)	4.2	4.1	13.4	12.8

Total	$5.6	$6.6	$17.5	$22.2

As a percent of revenue	1.9%	2.2%	1.9%	2.3%

(1)	Includes $0.1 million and $0.3 million from discontinued operations for the nine-months ended September 30, 2014 and 2013, respectively.
(2)	Includes $0.2 million from discontinued operations for the three-months ended September 30, 2013. Includes $0.1 million and $0.4 million from discontinued operations for the nine-months ended September 30, 2014 and 2013, respectively.

The following schedules detail our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding, net):

	0-90	91-180	181-365	Over 365	Total
At September 30, 2014:
Medicare patient accounts receivable, net (1)	$60.4	$7.6	$0.6	$—	$68.6

Other patient accounts receivable:
Medicaid	9.3	1.8	1.2	0.4	12.7
Private	24.8	5.8	3.8	2.8	37.2

Total	$34.1	$7.6	$5.0	$3.2	$49.9

Allowance for doubtful accounts (2)					(15.6)

Non-Medicare patient accounts receivable, net					$34.3

Total patient accounts receivable, net					$102.9

Days revenue outstanding, net (3)					30.5

	0-90	91-180	181-365	Over 365	Total
At December 31, 2013:
Medicare patient accounts receivable, net (1)	$66.7	$8.7	$—	$—	$75.4

Other patient accounts receivable:
Medicaid	11.4	2.6	1.3	0.3	15.6
Private	19.8	8.0	3.9	2.6	34.3

Total	$31.2	$10.6	$5.2	$2.9	$49.9

Allowance for doubtful accounts (2)					(14.2)

Non-Medicare patient accounts receivable, net					$35.7

Total patient accounts receivable, net					$111.1

Days revenue outstanding, net (3)					32.1

(1)	The following table summarizes the activity and ending balances in our estimated revenue adjustments (amounts in millions), which is recorded to reduce our Medicare outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the Three-Month Period Ended September 30, 2014	For the Three-Month Period Ended December 31, 2013	For the Nine-Month Period Ended September 30, 2014	For the Nine-Month Period Ended December 31, 2013

Balance at beginning of period	$3.7	$6.0	$3.9	$7.1
Provision for estimated revenue adjustments (a)	1.4	—	4.1	5.4
Write offs	(1.5)	(2.1)	(4.4)	(8.6)

Balance at end of period	$3.6	$3.9	$3.6	$3.9

(a)	Includes $0.1 million from discontinued operations for the three-month period ended December 31, 2013. Includes $0.1 million and $0.3 million from discontinued operations for the nine-month periods ended September 30, 2014 and December 31, 2013, respectively.

Our estimated revenue adjustments were 4.9% of our outstanding Medicare patient accounts receivable at September 30, 2014 and December 31, 2013.

(2)	The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in millions), which is recorded to reduce only our Medicaid and private payer outstanding patient accounts receivable to their estimated net realizable value.

	For the Three-Month Period Ended September 30, 2014	For the Three-Month Period Ended December 31, 2013	For the Nine-Month Period Ended September 30, 2014	For the Nine-Month Period Ended December 31, 2013

Balance at beginning of period	$14.9	$15.6	$14.2	$19.0
Provision for doubtful accounts (a)	4.2	3.6	13.4	12.5
Write offs	(3.5)	(5.0)	(12.0)	(17.3)

Balance at end of period	$15.6	$14.2	$15.6	$14.2

(a)	Includes $0.2 million from discontinued operations for the three-month periods ended December 31, 2013. Includes $0.1 million and $0.5 million from discontinued operations for the nine-month periods ended September 30, 2014 and December 31, 2013, respectively.

Our allowance for doubtful accounts was 31.3% and 28.5% of our outstanding Medicaid and private patient accounts receivable at September 30, 2014 and December 31, 2013, respectively.

(3)	Our calculation of days revenue outstanding, net is derived by dividing our ending net patient accounts receivable (i.e., net of estimated revenue adjustments and allowance for doubtful accounts) at September 30, 2014 and December 31, 2013 by our average daily net patient revenue for the three-month periods ended September 30, 2014 and December 31, 2013, respectively.

Indebtedness

Our weighted average interest rate for our five year $60.0 million Term Loan was 3.4% for the three and nine-month periods ended September 30, 2014, as compared to 2.7% for the three and nine-month periods ended September 30, 2013.

As of September 30, 2014, our total leverage ratio was 2.1, our senior secured leverage ratio was 1.2, our fixed charge coverage ratio was 1.8, and we were in compliance with the covenants associated with our long-term obligations.

On July 28, 2014, we entered into a Second Lien Credit Agreement providing for a term loan in an aggregate principal amount of $70.0 million and amended our existing senior secured Credit Agreement dated as of October 26, 2012. The proceeds of the Second Lien Credit Agreement were used to pay down a portion of our Revolving Credit Facility. Our weighted average interest rate for our Second Lien Loan was 8.5% for the three months ended September 30, 2014.

As of the date of this filing, our availability under our $120.0 million Revolving Credit Facility, as amended by the fourth amendment to our existing senior secured Credit Agreement was $55.7 million and we had $19.3 million outstanding in letters of credit.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility and Term Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows will be exposed to changes in interest rates. As of September 30, 2014, the total amount of outstanding debt subject to interest rate fluctuations was $116.0 million. A 1.0% interest rate change would cause interest expense to change by approximately $1.2 million annually.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2014, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2014, the end of the period covered by this Quarterly Report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended September 30, 2014, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2014, the end of the period covered by this Quarterly Report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended September 30, 2014:

Period	(a) Total Number of Share (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1, 2014 to July 31, 2014	109		$16.69	—	$—
August 1, 2014 to August 31, 2014	—		—	—	—
September 1, 2014 to September 30, 2014	874		20.54	—	—

	983	(1)	$20.11	—	—

(1)	Includes shares of common stock surrendered to us by certain employees to satisfy tax withholding obligations in connection with the vesting of non-vested stock previously awarded to such employees under our 2008 Omnibus Incentive Compensation Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On October 1, 2014, director Nathaniel M. Zilkha was appointed Chairman of the Compensation Committee of the Company’s Board of Directors.

ITEM 6. EXHIBITS

The exhibits marked with the cross symbol (†) are filed and the exhibits marked with a double cross (††) are furnished with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through February 24, 2014	The Company’s Annual Report on Form 10-K for the year ended December 31, 2013	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

10.1	Fourth Amendment dated as of July 28, 2014 to the Credit Agreement dated October 26, 2012 among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the several banks and other financial institutions party thereto from time to time, BOKF, NA DBA Bank of Texas, Compass Bank, Fifth Third Bank and RBS Citizens, N.A., as Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arrangers and Joint Bookrunners	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	0-24260	10.1.2

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.2	Second Lien Credit Agreement dated as of July 28, 2014 by and among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the banks and other financial institutions or entities from time to time parties thereto as lenders, and Cortland Capital Market Services LLC, as Administrative Agent	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	0-24260	10.8

10.3	Second Lien Security and Pledge Agreement dated as of July 28, 2014 by and among Amedisys, Inc., Amedisys Holding, L.L.C, the guarantors party thereto and Cortland Capital Market Services LLC, not in its individual capacity, but solely as collateral agent for the secured parties	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	0-24260	10.9

10.4	Intercreditor Agreement dated as of July 28, 2014 by and among JPMorgan Chase Bank, N.A., as Administrative Agent for the first priority secured parties, Cortland Capital Market Services LLC, as Administrative Agent for the second priority secured parties, and the direct and indirect subsidiaries of Amedisys, Inc. and Amedisys Holding, L.L.C. from time to time party thereto	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	0-24260	10.10

10.5*	Amendment No. 3 dated May 1, 2014 to Employment Agreement dated November 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Ronald A. LaBorde	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	0-24260	10.4

10.6*	Amendment No. 3 dated May 1, 2014 to Employment Agreement dated November 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Michael O. Fleming	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	0-24260	10.5

10.7*	Amendment No. 2 dated May 1, 2014 to Employment Agreement dated November 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Jeffrey D. Jeter	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	0-24260	10.6

10.8*	Amendment No. 3 dated May 1, 2014 to Employment Agreement dated November 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and David R. Bucey	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	0-24260	10.7

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

†31.1	Certification of Ronald A. LaBorde, Interim Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Dale E. Redman, Interim Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of Ronald A. LaBorde, Interim Chief Executive Officer (principal executive officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2	Certification of Dale E. Redman, Interim Chief Financial Officer (principal financial officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†101.INS	XBRL Instance

†101.SCH	XBRL Taxonomy Extension Schema Document

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	XBRL Taxonomy Extension Definition Linkbase

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDISYS, INC. (Registrant)

By:	/s/ SCOTT G. GINN
Scott G. Ginn,
Principal Accounting Officer and Duly Authorized Officer

Date: October 29, 2014

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed and the exhibits marked with a double cross (††) are furnished with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through February 24, 2014	The Company’s Annual Report on Form 10-K for the year ended December 31, 2013	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

10.1	Fourth Amendment dated as of July 28, 2014 to the Credit Agreement dated October 26, 2012 among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the several banks and other financial institutions party thereto from time to time, BOKF, NA DBA Bank of Texas, Compass Bank, Fifth Third Bank and RBS Citizens, N.A., as Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arrangers and Joint Bookrunners	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	0-24260	10.1.2

10.2	Second Lien Credit Agreement dated as of July 28, 2014 by and among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the banks and other financial institutions or entities from time to time parties thereto as lenders, and Cortland Capital Market Services LLC, as Administrative Agent	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	0-24260	10.8

10.3	Second Lien Security and Pledge Agreement dated as of July 28, 2014 by and among Amedisys, Inc., Amedisys Holding, L.L.C, the guarantors party thereto and Cortland Capital Market Services LLC, not in its individual capacity, but solely as collateral agent for the secured parties	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	0-24260	10.9

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.4	Intercreditor Agreement dated as of July 28, 2014 by and among JPMorgan Chase Bank, N.A., as Administrative Agent for the first priority secured parties, Cortland Capital Market Services LLC, as Administrative Agent for the second priority secured parties, and the direct and indirect subsidiaries of Amedisys, Inc. and Amedisys Holding, L.L.C. from time to time party thereto	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	0-24260	10.10

10.5*	Amendment No. 3 dated May 1, 2014 to Employment Agreement dated November 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Ronald A. LaBorde	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	0-24260	10.4

10.6*	Amendment No. 3 dated May 1, 2014 to Employment Agreement dated November 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Michael O. Fleming	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	0-24260	10.5

10.7*	Amendment No. 2 dated May 1, 2014 to Employment Agreement dated November 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Jeffrey D. Jeter	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	0-24260	10.6

10.8*	Amendment No. 3 dated May 1, 2014 to Employment Agreement dated November 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and David R. Bucey	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	0-24260	10.7

†31.1	Certification of Ronald A. LaBorde, Interim Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Dale E. Redman, Interim Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of Ronald A. LaBorde, Interim Chief Executive Officer (principal executive officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2	Certification of Dale E. Redman, Interim Chief Financial Officer (principal financial officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†101.INS	XBRL Instance

†101.SCH	XBRL Taxonomy Extension Schema Document

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	XBRL Taxonomy Extension Definition Linkbase

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document