Form 10-K
period 2014-12-31
AMEDISYS INC
filed 2015-03-04
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price as quoted by the NASDAQ Global Select Market on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was $335,134,716. For purposes of this determination shares beneficially owned by executive officers, directors and ten percent stockholders have been excluded, which does not constitute a determination that such persons are affiliates.

As of February 27, 2015, the registrant had 33,673,039 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) to be filed pursuant to the Securities Exchange Act of 1934 with the Securities and Exchange Commission within 120 days of December 31, 2014 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as required by law. For a discussion of some of the factors discussed above as well as additional factors, see Part I, Item 1A., “Risk Factors” and Part II, Item 7, “Critical Accounting Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Unless otherwise provided, “Amedisys,” “we,” “us,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries and when we refer to 2014, 2013 and 2012, we mean the twelve month period then ended December 31, unless otherwise provided.

A copy of this Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC, including all exhibits, is available on our internet website at http://www.amedisys.com on the “Investors” page under the “SEC Filings” link.

PART I

ITEM 1.  BUSINESS

Overview

Amedisys, Inc. (NASDAQ: AMED) is a “health care at home” company delivering home health and hospice care to more than 360,000 patients each year. Amedisys is focused on delivering patient-centered care, whether that is home-based recovery and rehabilitation after an operation or injury, care focused on empowering them to manage a chronic disease, palliative care for those with a terminal illness, or hospice care at the end of life.

As a recognized innovator in our industry, we were one of the first to equip clinicians with point-of-care laptop technology and referring physicians with an internet portal that enables seamless, real-time coordination of patient care. Our advanced chronic care management programs enable us to deliver care in accordance with the latest evidence-based practices. Our nationwide Care Transitions program is designed to reduce unnecessary hospital readmissions through patient and caregiver health coaching and care coordination, which starts in the hospital and continues through completion of the patient’s home health plan of care.

We have a strong care network across 34 states and our focus continues to be on improving patient outcomes, reducing operating costs and keeping our patients where they want to be, at home. As of December 31, 2014, we owned and operated 316 Medicare-certified home health care centers and 80 Medicare-certified hospice care centers.

Our services are primarily paid for by Medicare due to the age demographics of our patient base (average age 81). Medicare represented approximately 82% to 84% of our net service revenue over the last three years. We are working to diversify our sources of payment by increasing our relationships with managed care providers. We remain focused on developing and maintaining a profitable and strategically important managed care contract portfolio.

Amedisys was originally incorporated in Louisiana in 1982, transferred our operations to a Delaware corporation, which was incorporated in 1994, and became a publicly traded company in August of that year. Our common stock is currently traded on the NASDAQ Global Select Market under the trading symbol “AMED”.

Home Health Care:

There is no place like home to provide a healing environment when recovering from a surgery or illness or living with a chronic disease. It is the place where family, friends and familiar surroundings make patients feel most comfortable and may enable faster recovery. The Medicare home health benefit is available to homebound patients who require ongoing intermittent skilled care. Our services are provided by dedicated, highly trained and skilled home health care professionals, working closely with physicians to coordinate all aspects of care and comfort to our patients.

Our Care Team of professionals includes:

•	Skilled Nurses

•	Nurse Practitioners

•	Home Health Aides

•	Physical Therapists

•	Occupational Therapists

•	Speech Therapists

•	Medical Social Workers

Our chronic care clinical programs incorporate evidence-based best practices for patients with chronic diseases. These programs incorporate national clinical standards and use patient education to empower patients and their caregivers with self-care management skills. Our chronic care management includes programs for cardiovascular, respiratory, diabetes, behavioral health, rehabilitative and medical surgical conditions. Our care team also utilizes a Care Transitions program that helps patients move safely from the hospital to their homes with the appropriate post-acute care. Our hospital and health system partners want to ensure their patients have a smooth transition home as well as prevent avoidable readmissions.

Hospice Care:

Hospice is a special form of care that is designed to provide comfort and support for those who are dealing with a terminal illness. It is a compassionate form of care that promotes dignity and affirms quality of life for the patient, family members and other loved ones.

Individuals with a terminal illness such as heart disease, pulmonary disease, Alzheimer’s, HIV/AIDS or cancer may be eligible for hospice care, if they have a life expectancy of six months or less.

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

Other Business Lines:

We have invested in and are exploring new business lines that are complementary to our existing home health and hospice businesses. These new business lines consist of (i) palliative care, which is designed to relieve pain and suffering for patients who do not qualify for, or have not elected, the hospice benefit, (ii) house calls medical practices and (iii) outpatient therapy services. To date these businesses are not meaningful contributors to our operating results.

Responding to Changing Regulatory and Reimbursement Environment:

Effective October 2012, Medicare began to impose a financial penalty upon hospitals that have excessive rates of patient readmissions within 30 days after hospital discharge. We believe this new regulation provides opportunities for providers of post-acute care who can demonstrate the ability to maintain or reduce patient acute care hospital readmission rates at or below an acceptable level. We are working to take advantage of this opportunity by striving to further improve the quality of care we provide, as well as implementing disease management programs designed to be responsive to the needs of patients served by the hospitals we call upon, so as to expand our business by garnering more referrals from hospitals.

The passage of the Patient Protection and Affordable Care Act (“PPACA”) has resulted in several programs being introduced by the Centers for Medicare and Medicaid Services (“CMS”) that offer the opportunity to participate in initiatives that align home health providers with hospitals, physicians, managed care payors and other referral sources to coordinate care and/or pilot alternative reimbursement structures. One such program is the CMS Bundled Payments for Care Improvement Initiative (“BPCI”). We participated in a “Model 3 – 90-Day Post-Acute” BPCI bundle across two regions during 2014. This is an at-risk model in which CMS sets a bundle target price based on historical costs. On October 29, 2014, we notified CMS of our plan to withdraw from the two Model 3 bundles. We will continue to evaluate the results of our bundle participation and determine any future participation in CMS Bundle programs.

In addition to the BPCI program, PPACA introduced Accountable Care Organization (“ACO”) programs. An ACO is a group of doctors, hospitals and other health care providers who come together voluntarily to give coordinated high-quality care to Medicare patients. The goal of coordinated care is to ensure that patients, especially the chronically ill, get the right care at the right time, while avoiding unnecessary duplication of services and preventing medical errors. While these programs are presently not material to our business, we are currently participating in several ACOs and monitoring their results.

AMS3 Development:

AMS3 is our third generation, proprietary operating system. We installed the system in our first care center in May 2014 and currently have 15 care centers using the system. We continue to make improvements to the system and will evaluate the results of the improvements made and planned over the new few months. The results of this evaluation and the implementation of the 10th revision of the International Classification of Diseases (“ICD-10”), effective October 1, 2015, may cause us to alter our currently proposed implementation schedule, up to and including postponing further implementation until after the implementation of ICD-10.

Financial Information:

Financial information for our home health and hospice segments can be found in our consolidated financial statements included in this Annual Report on Form 10-K.

Our Employees

As of February 27, 2015, we employed approximately 13,200 employees, consisting of approximately 10,100 home health care employees, 2,200 hospice care employees and 900 corporate and divisional support employees.

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

Annually, the Medicare program base episodic rates are set through Federal legislation, as follows:

Period	Base episode payment
January 1, 2012 through December 31, 2012	2,139
January 1, 2013 through December 31, 2013	2,138
January 1, 2014 through December 31, 2014	2,869
January 1, 2015 through December 31, 2015	2,961

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

•

Compliance – The quality and reputation of our personnel and operations are critical to our success. We develop, implement and maintain ethics, compliance and quality improvement programs as a component of the centralized corporate services provided to our home health and hospice care centers. Our ethics and compliance program includes a Code of Ethical Business Conduct for our employees, officers, directors and affiliates and a process for reporting regulatory or ethical concerns to our Chief Compliance Officer through a confidential hotline, which is augmented by exit interviews of departing employees and monthly interviews with randomly-selected, current employees. We promote a culture of compliance within our company through persistent messages from our senior leadership concerning the necessity of strict compliance with legal requirements and company policies and procedures. We also employ a comprehensive compliance training program that includes mandatory compliance training and testing for all new employees upon hire and annually for all staff thereafter. In addition to our compliance training, we also conduct numerous proactive, compliance audits focusing on key risk areas, which are conducted by clinical auditors who work for our Compliance Department.

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

Medicare Participation

Our care centers must comply with regulations promulgated by the United States Department of Health and Human Services in order to participate in the Medicare program and receive Medicare payments. Among other things, these regulations, known as “conditions of participation,” relate to the type of facility, its personnel and its standards of medical care, as well as its compliance with state and local laws and regulations. In 2012, CMS adopted alternative sanction enforcement options which allow CMS (i) effective July 1, 2013, to impose temporary management, direct plans of correction, or direct training, and (ii) effective July 1, 2014, to impose payment suspensions and civil monetary penalties in each case on providers out of compliance with the conditions of participation. CMS has issued a proposed rule on October 1, 2014, revising the current home health conditions of participation. We provided public comments on the proposed changes, but we cannot predict the content or effective date of any final rule revising the home health conditions of participation.

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

Patient Protection and Affordable Care Act

In March 2010, comprehensive health care reform legislation was signed into law in the United States through the passage of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively, “PPACA”). Even as of December 31, 2014, it is difficult to predict the full impact of PPACA due to the law’s complexity and phased in effective dates, as well our inability to foresee how CMS and other participants in the health care industry will respond to the choices available to them under the law. PPACA calls for a number of changes to be made over time that will likely have a significant impact upon the health care delivery system. For example, PPACA mandates decreases in home health reimbursement rates, including a four-year phased rebasing of the home health payment system that began in 2014 and will continue through 2017. These reimbursement changes are described in detail in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations: Overview—Economic and Industry Factors.” PPACA has established a number of new requirements impacting our business operations, and promises to give rise to other changes that could significantly impact our businesses in the future. For example, PPACA also mandates the creation of a home health value-based purchasing program, the development of quality measures, and the testing of alternative payment and delivery models, including ACOs and the Bundled Payments for Care Improvement initiative. See Part I, Item 1A, “Risk Factors: Risks Related to Laws and Government Regulations” for a more complete discussion of PPACA and the risks it presents to our businesses.

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

Available Information

Our company website address is www.amedisys.com. We use our website as a channel of distribution for important company information. Important information, including press releases, analyst presentations and financial information regarding our company, is routinely posted on and accessible on the Investor Relations subpage of our website, which is accessible by clicking on the tab labeled “Investors” on our website home page. We also use our website to expedite public access to time-critical information regarding our company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information. Therefore, investors should look to the “Investors” subpage of our website for important and time-critical information. Visitors to our website can also register to receive automatic e-mail and other notifications alerting them when new information is made available on the “Investors” subpage of our website. In addition, we make available on the Investors subpage of our website (under the link “SEC Filings”), free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as practicable after we electronically file such reports with the SEC. Further, copies of our Certificate of Incorporation and Bylaws, our Code of Ethical Business Conduct, our Corporate Governance Guidelines and the charters for the Audit, Compensation, Nominating and Corporate Governance and Quality of Care Committees of our Board are also available on the Investors subpage of our website (under the link “Corporate Governance”).

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

Our net service revenue is primarily derived from Medicare, which accounted for 82%, 84% and 82% of our revenue during 2014, 2013 and 2012, respectively. Payments received from Medicare are subject to changes made through Federal legislation. These changes, as further detailed in Part I, Item 1, “Business: Payment for Our Services,” can include changes to base episode payments and adjustments for home health services, changes to cap limits and per diem rates for hospice services and changes to Medicare eligibility and documentation requirements or changes designed to restrict utilization. When such changes are implemented, we must also modify our internal billing processes and procedures accordingly, which can require significant time and expense. Any similar changes, including retroactive adjustments, adopted in the future by CMS could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

Any economic downturn, deepening of an economic downturn, continued deficit spending by the Federal government or state budget pressures may result in a reduction in payments and covered services.

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

Risks Related to Laws and Government Regulations

We are operating under a Corporate Integrity Agreement. Violations of this agreement could result in substantial penalties or exclusion from participation in the Medicare program.

On April 23, 2014, with no admissions of liability on our part, we entered into a settlement agreement with the U.S. Department of Justice relating to certain of our clinical and business operations. Concurrently with our entry into this agreement, we entered into a Corporate Integrity Agreement (“CIA”) with the Office of Inspector General-HHS. The CIA, which has a term of five years, formalizes various aspects of our already existing ethics and compliance programs and contains other requirements designed to help ensure our ongoing compliance with federal health care program requirements. Among other things, the CIA requires us to maintain our existing compliance program, compliance committee and compliance committee of the Board of Directors; provide certain compliance training; continue screening new and current employees against certain lists to ensure they are not ineligible to participate in federal health care programs; engage an independent review organization (“IRO”) to perform certain auditing and reviews and prepare certain reports regarding our compliance with federal health care programs, our billing submissions to federal health care programs and our compliance and risk mitigation programs; and provide certain reports and management certifications to the Office of Inspector General-HHS. Among other things, the CIA requires that we report substantial overpayments that we discover we have received from the federal health care programs, as well as probable violations of federal health care laws. Upon breach of the CIA, we could become liable for payment of certain stipulated penalties, or could be excluded from participation in federal health care programs. Although we believe that we are currently in compliance with the CIA, any violations of the agreement could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Pending civil litigation could have a material adverse effect on the Company.

We and certain of our current and former directors, senior executives and other employees are defendants in a Federal securities class action. We are also a defendant in several wage and hour law putative collective and class action lawsuits. See Part II, Item 8, Note 9 – Commitments and Contingencies for a more detailed description of these proceedings. These actions remain in preliminary stages and it is not yet possible to assess their probable outcome or our potential liability, if any. We cannot provide any assurances that the legal and other costs associated with the defense of these actions, the amount of time required to be spent by management on these matters and the ultimate outcome of these actions will not have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Our insurance may not cover all of the costs associated with defending the pending Federal securities class action, and any potential liability costs associated with this matter, and we maintain no insurance that covers any portion of the pending wage and hour putative collective and class action lawsuits.

With respect to the pending securities class action, we maintain directors’ and officers’ liability insurance that we believe should cover a portion of the legal costs and potential liability costs associated with this matter. However, such insurance coverage does not extend to all of these expenditures, and the insurance limits may be insufficient even with respect to expenditures that would otherwise be covered. In addition, we may be obligated to indemnify (and advance legal expenses to) both current and former officers, employees and directors in connection with this matter. Furthermore, our insurance carriers may seek to deny coverage in this matter, in which case we may have to fund the indemnification amounts owed to such directors and officers ourselves. If our insurance coverage for this matter is denied or is not adequate, it may have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. We do not maintain any insurance that will cover any part of the wage and hour putative collective and class action lawsuits in which we are defendants.

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

Our developing (i) palliative care, (ii) medical house calls and (iii) outpatient therapy services business lines are subject to rules, prohibitions, regulations and reimbursement requirements that differ from those that govern our primary home health and hospice operations.

Three lines of business that we continue to develop are (i) palliative care, a type of care focused upon relieving pain and suffering in patients who do not quality for, or who have not yet elected, the hospice benefit, (ii) medical house calls and (iii) outpatient therapy services. The continued development of these businesses exposes us to additional risks, in part because these business lines require us to comply with additional Federal and state laws and regulations that differ from those that govern our home health and hospice businesses. These lines of business require compliance with different Federal and state requirements governing licensure, enrollment, documentation, prescribing, coding, billing and collection of coinsurance and deductibles, among other requirements. For example, these practices are billed to Medicare Part B, rather than Medicare Part A, which covers home health and hospice, and utilize nurse practitioners (“NPs”), physician assistants (“PAs”), physicians, physical therapists (“PTs”), occupational therapists (“OTs”) and qualified speech-language therapists

(collectively, with NPs, PAs, physicians, PTs and OTs, “Clinical Professionals”). Part B differs in many respects from Part A, including by requiring the payment and collection of patient deductibles and co-insurance. Additionally, some states have prohibitions on the corporate practice of medicine and fee-splitting, which generally prohibit business entities from owning or controlling medical practices or may limit the ability of Clinical Professionals to share professional service income with non-professional or business interests. These requirements may vary significantly from state to state. Reimbursement for palliative care, medical house calls and outpatient therapy services is generally conditioned on our Clinical Professionals providing the correct procedure and diagnosis codes and properly documenting both the service itself and the medical necessity for the service. Incorrect or incomplete documentation and billing information, or the incorrect selection of codes for the level and type of service provided, could result in non-payment for services rendered or lead to allegations of billing fraud. Further, compliance with applicable regulations may cause us to incur expenses that we have not anticipated, and if we are unable to comply with these additional legal requirements, we may incur liability, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

Each of our care centers must comply with required conditions of participation in the Medicare program. If we fail to meet the conditions of participation at a care center, we may receive a notice of deficiency from the applicable state surveyor. If that care center then fails to institute an acceptable plan of correction to remediate the deficiency within the correction period provided by the state surveyor, that care center could be terminated from the Medicare program or subjected to alternative sanctions. CMS outlined its alternative sanction enforcement options for home health care centers through a regulation published in 2012; under the regulation, CMS may impose temporary management, direct a plan of correction, direct training or impose payment suspensions and civil monetary penalties, in each case, upon providers who fail to comply with the conditions of participation. Termination of one or more of our care centers from the Medicare program for failure to satisfy the program’s conditions of participation, or the imposition of alternative sanctions, could disrupt operations, require significant attention by management, or have a material adverse effect on our business and reputation and consolidated financial condition, results of operations and cash flows. CMS issued a proposed rule on October 7, 2014, revising the Medicare conditions of participation for home health care centers across the industry, with an unknown effective date. We provided public comments on the proposed changes, but do not know at this time what effect the finalized revisions will have on our operations, and there can be no assurances that the revisions will not have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

We are subject to Federal and state laws that govern our financial relationships with physicians and other health care providers, including potential or current referral sources.

We are required to comply with Federal and state laws, generally referred to as “anti-kickback laws,” that prohibit certain direct and indirect payments or other financial arrangements between health care providers that are designed to encourage the referral of patients to a particular provider for medical services. In addition to these anti-kickback laws, the Federal government has enacted specific legislation, commonly known as the “Stark Law,” that prohibits certain financial relationships, specifically including ownership interests and compensation arrangements, between physicians (and the immediate family members of physicians) and providers of designated health services, such as home health care centers, to whom the physicians refer patients. Some of these same financial relationships are also subject to additional regulation by states. Although we believe we have structured our relationships with physicians and other potential referral sources to comply with these laws where applicable, we cannot assure you that courts or regulatory agencies will not interpret state and Federal anti-kickback laws and/or the Stark Law and similar state laws regulating relationships between health care providers and physicians in ways that will adversely implicate our practices or that isolated instances of noncompliance will not occur. Violations of Federal or state Stark or “anti-kickback” laws could lead to criminal or civil fines or other sanctions, including denials of government program reimbursement or even exclusion from participation in governmental health care programs, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

We may face significant uncertainty in the industry due to government health care reform.

The health care industry in the United States is subject to fundamental changes due to ongoing health care reform efforts and related political, economic and regulatory influences. In March 2010, comprehensive health care reform legislation was signed into law in the United States through the passage of the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act (collectively, “PPACA”). However, it is difficult to predict the full impact of PPACA due to the law’s complexity and phased-in effective dates, as well as our inability to foresee how CMS and other participants in the health care industry will respond to the choices available to them under the law.

PPACA makes a number of changes to Medicare payment rates and also calls for a rebasing of the home health payment system that began in 2014 and will continue through 2017. These reimbursement changes are described in detail in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations: Overview – Economic and Industry Factors.”

For example, as a result of the PPACA, CMS added two regulations that became effective April 1, 2011: (1) a face-to-face encounter requirement for home health and hospice services and (2) changes to the home health therapy assessment schedule, which requires additional patient evaluations and certifications. These and other regulations implementing the provisions of the PPACA may similarly increase our costs, decrease our revenues, expose us to expanded liability or require us to revise the ways in which we conduct our business.

PPACA also calls for a number of other changes to be made over time that will likely have a significant impact upon the health care delivery system. For example, PPACA mandates creation of a home health value-based purchasing program, the development of quality measures, and decreases in home health reimbursement rates, including rebasing, as further described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations: Overview – Economic and Industry Factors.” In addition, PPACA requires the Secretary of Health and Human Services to test different models for delivery of care, some of which will involve home health services. It also requires the Secretary to establish a national pilot program for integrated care for patients with certain conditions, bundling payment for acute hospital care, physician services, outpatient hospital services (including emergency department services) and post-acute care services, which would include home health. PPACA created the Center for Medicare and Medicaid Innovation (“CMMI”), which has launched the Bundled Payments for Care Improvement initiative designed to encourage doctors, hospitals and other health care providers, including home health providers, to work together to better coordinate care for patients both when they are in the hospital and after they are discharged. In October 2011 CMS published final Medicare Shared Savings Program regulations, which use accountable care organizations (“ACOs”) to facilitate coordination and cooperation among providers to improve the quality of care for Medicare fee-for-service beneficiaries and reduce unnecessary costs. PPACA further directs the Secretary to conduct a study to evaluate cost and quality of care among efficient home health care centers and specifically focusing on access to care and treating Medicare beneficiaries with varying severity levels of illness, and provide a report to Congress, no later than March 1, 2014, which report was issued in 2014 after the March 1 deadline. At this time, it is not possible to predict with any certainty how these initiatives will be implemented and what impact they may have on our business.

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

Risks Related to our Growth Strategies

Our growth strategies may not be successful.

Focusing on our managed care contract portfolio and a renewed focus on potential acquisitions are among our growth strategies. These growth strategies require attention from our management team, and if events occur in the course of pursuing these and other growth strategies that distract our management team’s attention and resources, our business performance could be negatively impacted.

Focusing on our managed care portfolio involves seeking new favorable contracts from managed care providers, as well as maintaining in place current contracts. In order for this growth strategy to be successful, our management team must convince managed care providers that our services are attractive, as well as negotiate and maintain contractual relationships with such providers on favorable terms to us. Further, in order for a renewed focus on potential acquisitions to be a successful growth strategy, suitable acquisitions must be identified, negotiated, completed and successfully integrated into our current operations. If our growth strategies are not successful, it could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flow.

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

Changes in Federal laws or regulations may materially adversely impact our ability to acquire care centers or open new start-up care centers. For example, PPACA authorized CMS to impose temporary moratoria on the enrollment of new Medicare providers, if deemed necessary to combat fraud, waste or abuse under government programs. The moratoria on new enrollments may be applied to categories of providers or to specific geographic regions. For example, in 2014, CMS adopted a temporary moratorium on new provider locations in certain regions of Texas, Michigan, Florida and Illinois. If a moratorium is imposed on the enrollment of new home health or hospice providers in a geographic area we desire to service, it could have a material impact on our ability to open new care centers. Additionally, in 2010, CMS implemented and amended a regulation known as the “36 Month Rule” that is applicable to home health care center acquisitions. Subject to certain exceptions, the 36 Month Rule prohibits buyers of certain home health care centers – those that either enrolled in Medicare or underwent a change in majority ownership fewer than 36 months prior to the acquisition – from assuming the Medicare billing privileges of the acquired care center. These changes in Federal laws and regulations, and similar future changes, may further increase competition for acquisition targets and could have a material detrimental impact on our acquisition strategy.

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

If we are unable to react competitively to new developments, our operating results may suffer. Further, if states remove existing CONs or POAs, we would face increased competition in these states. For example, in 2013, the Governor of South Carolina vetoed funding for that state’s CON program, effectively shutting down the program. Following a judicial challenge, the South Carolina Supreme Court ruled in April 2014 that the South Carolina Department of Health and Environmental Control was statutorily obligated to administer the CON program, regardless of the Governor’s veto. Following this ruling, legislation has been introduced in the South Carolina House of Representatives for the purpose of limiting the application of that state’s CON program. We do not know at this time what the outcome of this matter will be in South Carolina, and whether this will have any impact upon our operations. Similarly, there can be no assurances that other states will not seek to eliminate or limit their existing CON or POA programs in a similar manner, leading to increased competition in these states, Further, we cannot assure you that we will be able to compete successfully against current or future competitors, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

If we are unable to maintain relationships with existing patient referral sources, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

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

Our inability to effectively and timely transition to the new ICD-10 coding system could disrupt our operations and adversely impact our revenue.

CMS has mandated that all providers implement the use of new patient codes for medical coding, referred to as ICD-10 codes, on or before October 1, 2015. This mandate substantially increases the number of medical billing codes by which providers will seek reimbursement, increasing the complexity of submitting claims for reimbursement. Claims submitted after October 1, 2015 must use ICD-10 codes or they will not be paid. Transition to the new ICD-10 system requires changes to our clinical software system as well as the training of staff involved in the coding and billing processes. In addition to these upfront costs of transition to ICD-10, it is possible that we could experience disruption or delays in payment due to implementation issues, including software errors, coding errors or a decrease in the productivity of our staff involved in the coding and billing processes. Any such delays in payment could disrupt our operations and materially and adversely affect our business. In addition, the implementation of ICD-10 could result in a material and adverse impact upon our revenue and operating results.

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

A significant and sustained decline in our stock price and market capitalization or a significant decline in our expected future cash flows or a significant adverse change in the business climate or slower growth rates could result in the need to perform an impairment analysis under Accounting Standard Codification (“ASC”) Topic 350 “Intangibles – Goodwill and Other” in future periods in addition to our annual impairment test. If we were to conclude that a future write down of goodwill is necessary, then we would record the appropriate charge, which could result in material charges that are adverse to our consolidated financial condition and results of operations. See Part II, Item 8, Note 4 – Goodwill and Other Intangible Assets, Net to our consolidated financial statements for additional information.

Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was approximately $205.6 million as of December 31, 2014 and if we make additional acquisitions, it is likely that we will record additional intangible assets in our consolidated financial statements. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets of $170.6 million as of December 31, 2014, which we review both on a periodic basis for indefinite lived intangible assets as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination that a significant impairment in value of our unamortized intangible assets or long-lived assets occurs, such determination could require us to write off a substantial portion of our assets. A write off of these assets could have a material adverse effect on our consolidated financial condition and results of operations.

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

The services we offer involve an inherent risk of professional liability and related substantial damage awards. As of February 27, 2015, we had approximately 13,200 employees ( 10,100 home health, 2,200 hospice and 900 corporate employees). In addition, we employ direct care workers on a contractual basis to support our existing workforce. Due to the nature of our business, we, through our employees and caregivers who provide services on our behalf, may be the subject of medical malpractice claims. A court could find these individuals should be considered our agents, and, as a result, we could be held liable for their acts or omissions. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. While we maintain malpractice liability coverage that we believe is appropriate given the nature and breadth of our operations, any claims against us in excess of insurance limits, or multiple claims requiring us to pay deductibles could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

We depend greatly on the efforts of our executive officers and other key employees to manage our operations. The loss or departure of any one of these executives or other key employees could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

As of December 31, 2014, we had total outstanding indebtedness of approximately $118.0 million, comprised mainly of indebtedness incurred in connection with our April 23, 2014 settlement agreement with the U.S. Department of Justice relating to certain of our clinical and business operations. Our level of indebtedness could have a material adverse effect on our business and consolidated financial position, results of operations and cash flows and impair our ability to fulfill other obligations in several ways, including:

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

The activities of short sellers could reduce the price or prevent increases in the price of our common stock. “Short sale” is defined as the sale of stock by an investor that the investor does not own. Typically, investors who sell short believe the price of the stock will fall, and anticipate selling shares at a higher price than the purchase price at which they will buy the stock. As of December 31, 2014, investors held a short position of approximately 1.9 million shares of our common stock which represented 5.6% of our outstanding common stock. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline.

Sales of substantial amounts of our common stock or preferred stock, or the availability of those shares for future sale, could materially impact our stock price and limit our ability to raise capital.

The following table presents information about our outstanding common and preferred stock and our outstanding securities exercisable for or convertible into shares of common stock:

As of December 31, 2014
Common stock outstanding	33,594,572
Preferred stock outstanding	—
Common stock available under 2008 Omnibus Incentive Compensation Plan	1,265,614
Stock options outstanding	277,536
Stock options exercisable	27,536
Non-vested stock outstanding	917,959
Non-vested stock units outstanding	225,745

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

None.

ITEM 2.  PROPERTIES

Our corporate headquarters are located in Baton Rouge, Louisiana in an 110,000 square feet building that we own. As of December 31, 2014, we believe we have adequate space to accommodate our corporate staff located in the Baton Rouge area for the foreseeable future.

In addition to our corporate headquarters, we also lease facilities for our home health and hospice care centers. Generally, these leases have an initial term of five years with a three year early termination option, but range from one to seven years. Most of these leases also contain an option to extend the lease period. The following table shows the location of our 316 Medicare-certified home health care centers and 80 hospice care centers at December 31, 2014:

State	Home Health	Hospice	State	Home Health	Hospice
Alabama	30	7	New Jersey	2	1
Arkansas	5	—	New York	4	—
Arizona	3	—	New Hampshire	2	2
California	4	—	North Carolina	8	7
Connecticut	4	2	Ohio	—	1
Delaware	2	—	Oklahoma	6	—
Florida	13	—	Oregon	4	1
Georgia	62	6	Pennsylvania	7	6
Illinois	3	—	Rhode Island	1	2
Indiana	5	1	South Carolina	19	7
Kansas	1	1	Tennessee	43	10
Kentucky	18	—	Texas	—	1
Louisiana	11	4	Virginia	14	1
Massachusetts	5	8	West Virginia	11	6
Maine	2	4	Wisconsin	1	—
Maryland	8	2	Washington, D.C.	1	—
Mississippi	10	—	Carolina, Puerto Rico	1	—

Missouri	6	—	Total	316	80

ITEM 3.	LEGAL PROCEEDINGS

See Part II, Item 8, Note 9 – Commitments and Contingencies for information concerning our legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock trades on the NASDAQ under the trading symbol “AMED.” The following table presents the range of high and low sales prices for our common stock for the periods indicated as reported on NASDAQ:

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2014:
First Quarter	$17.61	$13.85
Second Quarter	18.20	12.86
Third Quarter	22.58	15.31
Fourth Quarter	30.48	19.03

Year Ended December 31, 2013:
First Quarter	$13.36	$10.42
Second Quarter	14.89	8.81
Third Quarter	18.70	10.49
Fourth Quarter	18.50	12.60

As of February 27, 2015, there were approximately 538 holders of record of our common stock.

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

Purchases of Equity Securities

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended December 31, 2014:

Period	(a) Total Number of Share (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
October 1, 2014 to October 31, 2014	9,588		$21.76	—	$—
November 1, 2014 to November 30, 2014	3,469		26.10	—	—
December 1, 2014 to December 31, 2014	2,872		26.81	—	—

	15,929	(1)	$23.62	—	$—

(1)	Includes shares of common stock surrendered to us by certain employees to satisfy tax withholding obligations in connection with the vesting of stock previously awarded to such employees under our 2008 Omnibus Incentive Compensation Plan.

Stock Performance Graph

The Performance Graph below compares the cumulative total stockholder return on our common stock, $0.001 par value per share, for the five-year period ended December 31, 2014, with the cumulative total return on the NASDAQ composite index and an industry peer group over the same period (assuming the investment of $100 in our common stock, the NASDAQ composite index and the industry peer group) on December 31, 2009 and the reinvestment of dividends. The peer group we selected is comprised of: Gentiva Health, Inc. (“GTIV”), LHC Group, Inc. (“LHCG”) and Almost Family, Inc. (“AFAM”). The cumulative total stockholder return on the following graph is historical and is not necessarily indicative of future stock price performance. No cash dividends have been paid on our common stock.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Amedisys, Inc.	$100.00	$68.93	$22.45	$23.27	$30.10	$60.39
NASDAQ Composite	$100.00	$117.61	$118.70	$139.00	$196.83	$223.74
Peer Group	$100.00	$94.99	$33.02	$50.19	$63.74	$81.81

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

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below is derived from our audited consolidated financial statements for the five-year period ended December 31, 2014, based on our continuing operations. The financial data for the years ended December 31, 2014, 2013 and 2012 should be read together with our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data” and the information included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

	2014 (1)	2013 (2)	2012 (3)	2011 (4)	2010 (5)
	(Amounts in thousands, except per share data)
Income Statement Data:
Net service revenue	$1,204,554	$1,249,344	$1,440,836	$1,418,464	$1,540,974
Operating income (loss) from continuing operations	$24,047	$(154,971)	$(108,855)	$(469,190)	$204,079
Net income (loss) from continuing operations attributable to Amedisys, Inc.	$12,992	$(93,105)	$(80,262)	$(374,430)	$118,984
Net income (loss) from continuing operations attributable to Amedisys, Inc. per basic share	$0.40	$(2.98)	$(2.68)	$(13.05)	$4.24
Net income (loss) from continuing operations attributable to Amedisys, Inc. per diluted share	$0.40	$(2.98)	$(2.68)	$(13.05)	$4.18

(1)

During 2014, we recorded charges for relators’ fees and exit and restructuring activity in the amount of $13.9 million ($8.5 million, net of tax) and recognized non-cash other intangibles impairment charges of $3.1 million ($2.0 million, net of tax).

(2)

During 2013, we recorded a charge for the accrual for the U.S. Department of Justice settlement, which amounted to $150.0 million ($93.9 million, net of tax) and recognized non-cash goodwill and other intangibles impairment charges of $9.5 million ($5.8 million, net of tax).

(3)

During 2012, we recorded a $162.1 million ($110.2 million, net of tax and non-controlling interests) charge for the impairment of goodwill and other intangibles and incurred certain costs associated with our exit activities in the amount of $2.7 million ($1.6 million, net of tax).

(4)

During 2011, we recorded a $579.9 million ($438.4 million, net of tax) charge for the impairment of goodwill and other intangibles and incurred certain costs associated with our exit activities in the amount of $6.6 million ($4.0 million, net of tax).

(5)	During 2010, we incurred certain costs associated with our exit activities of $14.8 million ($9.1 million, net of tax).

	2014	2013	2012	2011	2010
	(Amounts in thousands)
Balance Sheet Data:
Total assets	$669,742	$726,406	$730,595	$858,285	$1,299,863
Total debt, including current portion	$116,372	$46,904	$102,711	$145,439	$181,866
Total Amedisys, Inc. stockholders’ equity	$397,167	$372,201	$452,340	$518,868	$877,857
Cash dividends declared per common share	$—	$—	$—	$—	$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for 2014, 2013 and 2012. This discussion should be read in conjunction with our audited financial statements included in Item 8, “Financial Statements and Supplementary Data” and Part I, Item 1, “Business” of this Annual Report on Form 10-K. The following analysis contains forward-looking statements about our future revenues, operating results and expectations. See “Special Caution Concerning Forward-Looking Statements” for a discussion of the risks, assumptions and uncertainties affecting these statements as well as Part I, Item 1A, “Risk Factors.”

Overview

We are a provider of high-quality, low-cost home health services to the chronic, co-morbid, aging American population, with approximately 82%, 84% and 82% of our revenue derived from Medicare for 2014, 2013 and 2012, respectively.

Our operations involve servicing patients through our two reportable business segments: home health and hospice. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. As of December 31, 2014, we owned and operated 316 Medicare-certified home health care centers and 80 Medicare-certified hospice care centers in 34 states within the United States, the District of Columbia and Puerto Rico.

2014 Developments

•

Entered into and paid $150 million settlement agreement to resolve U.S. Department of Justice investigation and Stark Law Self-Referral matter (described below in this Item 7 under the heading “Governmental Inquiries and Investigations and Other Litigation”).

•	Amended our senior secured Credit Agreement.

•	Entered into a second lien Credit Agreement.

•	Reduced debt balance and DOJ obligation by $79 million.

•	Began beta testing of AMS3.

•	Exited 63 care centers (11 sold).

•	Returned to profitability in second quarter of 2014.

•	Board of Directors named Paul B. Kusserow as President, Chief Executive Officer and member of the Board of Directors.

2015 Outlook

•	Estimated no change in home health reimbursement.

•	Preparation for compliance with the 10th revision of the International Classification of Diseases (“ICD-10”).

•	Focus on managed care contract portfolio.

•	Renewed focus on potential acquisitions.

Executive Leadership

As previously mentioned, William F. Borne stepped down from his position as Chief Executive Officer, Chairman and member of the Board of Directors during February 2014. As a result of his departure, Ronald A.

LaBorde moved from his role as President and Chief Financial Officer to President and Interim Chief Executive Officer. Dale E. Redman, the Company’s Chief Financial Officer from 2007 – 2011 was named Interim Chief Financial Officer. On December 16, 2014, the Board of Directors named Paul. B. Kusserow as President and Chief Executive Officer and member of the Board of Directors. Ronald A. LaBorde remains a member of senior management in the role of Vice Chairman. Dale E. Redman continues to serve in the role of Interim Chief Financial Officer.

Care Center Closures/Consolidations

As part of our ongoing management of our portfolio of care centers, we review each care center’s current financial performance, market penetration, forecasted market growth and the impact of proposed CMS payment revisions. Once we decide to close a care center, we first determine whether we can consolidate the care center with a care center servicing the same market. If a consolidation is not viable, we evaluate whether we have the opportunity to sell the care center. As a result of this process, we exited 63 care centers during 2014. The details are as follows:

	Home Health				Hospice
	Sold	Closed	Consolidated	Total	Sold	Closed	Consolidated	Total
Quarter Ended March 31, 2014	1	4	4	9	—	1	—	1
Quarter Ended June 30, 2014	6	18	18	42	4	3	4	11

	7	22	22	51	4	4	4	12

Additionally, we exited our one hospice inpatient unit during the three months ended September 30, 2014.

For the care centers that we closed and consolidated, we recorded non-cash charges of $2.2 million in other intangibles impairment expense related to the write-off of intangible assets, $2.1 million in other general and administrative expenses related to lease termination costs and $2.1 million in salaries and benefits related to severance costs during 2014.

In conjunction with the closure and consolidation of care centers, we restructured our regional leadership and corporate support functions. As such, we recorded charges of $3.4 million in salaries and benefits related to severance costs during 2014. In addition, on February 20, 2014, William F. Borne stepped down from his positions as Chief Executive Officer, Chairman and a member of our Board of Directors and we recorded charges of $2.3 million in salaries and benefits related to severance costs.

Owned and Operated Care Centers

	Home Health	Hospice
At December 31, 2011	439	87
Acquisitions/Startups	4	14
Closed/Consolidated	(8)	(4)

At December 31, 2012	435	97
Acquisitions	2	1
Closed/Consolidated/Sold	(70)	(6)

At December 31, 2013	367	92
Closed/Consolidated/Sold	(51)	(12)
At December 31, 2014	316	80

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

Economic and Industry Factors

Home health and hospice services are a highly fragmented, highly competitive industry. The degree of competiveness varies depending upon whether our care centers operate in states that require a certificate of need (CON) or permit of approval (POA). In such states, expansion by existing providers or entry into the market by new providers is permitted only where determination is made by state health authorities that a given amount of unmet need exists. Currently, 70% and 40% of our home health and hospice care centers, respectively operate in CON/POA states.

As the Federal government continues to debate a reduction in expenditures and a reform of the Medicare system, our industry continues to face reimbursement pressures. Specifically, the industry has been impacted by a 2% sequestration payment reduction beginning April 1, 2013. In addition to the sequestration cut, CMS instituted a rebasing cut of approximately $81 (2.7%) per year for 2014 – 2017; however, we do expect some offset from a market basket updated in each of these years. The following payment adjustments are effective for 2015 based on CMS’s final rules relative to Medicare reimbursement:

	Home Health(1)	Hospice(2)
Market Basket Update	2.60%	2.90%
Rebasing	(2.82)%	—
PPACA Adjustment	—	(0.30)
Productivity Adjustment	(0.50)%	(0.50)%
Budget Neutrality Adjustment Factor	0.42%	(0.70)%

	(0.30)%	1.40%

(1)	Our impact could differ depending on differences in the wage index and coding changes. Our 2015 pricing is expected to be relatively unchanged from 2014.
(2)	Effective for services provided from October 1, 2014 to September 30, 2015.

Governmental Inquiries and Investigations and Other Litigation

On September 27, 2010, we received a Civil Investigative Demand (“CID”) issued by the U.S. Department of Justice pursuant to the federal False Claims Act. The CID required the delivery of a wide range of documents and information relating to the Company’s clinical and business operations, including reimbursement and billing claims submitted to Medicare for home health services, and related compliance activities. The CID generally covered the period from January 1, 2003. On April 26, 2011, we received a second CID related to the CID issued in September 2010, which generally covered the same time period as the previous CID and required the production of additional documents. Such CIDs are often associated with previously filed qui tam actions, or lawsuits filed under seal under the False Claims Act (“FCA”), 31 U.S.C. § 3729 et seq. Qui tam actions are brought by private plaintiffs suing on behalf of the federal government for alleged FCA violations. Subsequently, the Company and certain current and former employees received additional CIDs for additional documents and/or testimony.

In May 2012, we made a disclosure to CMS under the agency’s Stark Law Self-Referral Disclosure Protocol relating to certain services agreements between a subsidiary of ours and a large physician group (the “Stark Law Self-Referral Matter”). During some period of time since December 2007, the arrangements appear not to have complied in certain respects with an applicable exemption to the Stark Law referral prohibition. Medicare revenue earned as a result of referrals from the physician group from May 2008 to May 2012, the relevant four year “lookback” period under the Stark Law Self-Referral Disclosure Protocol, was approximately $4 million. On January 11, 2013, one of our subsidiaries received a CID from the United States Attorney’s Office for the Northern District of Georgia seeking certain information relating to that subsidiary’s relationship with this physician group

On April 23, 2014, with no admission of liability on our part, we entered into a settlement agreement to resolve both the U.S. Department of Justice investigation and the Stark Law Self-Referral matter. Pursuant to the settlement agreement, on May 2, 2014, we paid the United States an initial payment in the amount of $116.5 million representing the first installment of $115 million plus interest thereon due under the settlement agreement, and on October 23, 2014, we paid the United States an additional payment in the amount of $35.8 million, representing the second and final installment of $35 million plus interest thereon due under the settlement agreement.

The settlement agreement also resolves allegations made against us by various qui tam relators, who are required to dismiss their claims with prejudice. We accrued and paid various relators’ attorneys’ fees and expenses in the aggregate sum of approximately $3.9 million during 2014.

In connection with the settlement agreement, on April 23, 2014, we entered into a corporate integrity agreement (“CIA”) with the Office of Inspector General-HHS. The CIA formalizes various aspects of our already existing ethics and compliance programs and contains other requirements designed to help ensure our ongoing compliance with federal health care program requirements. Among other things, the CIA requires us to maintain our existing compliance program, compliance committee and compliance committee of the Board of Directors; provide certain compliance training; continue screening new and current employees against certain lists to ensure they are not ineligible to participate in federal health care programs; engage an independent review organization to perform certain auditing and reviews and prepare certain reports regarding our compliance with federal health care programs, our billing submissions to federal health care programs and our compliance and risk mitigation programs; and provide certain reports and management certifications to the Office of Inspector General-HHS. Among other things, the CIA requires that we report substantial overpayments that we discover we have received from federal health care programs, as well as probable violations of federal health care laws. Upon breach of the CIA, we could become liable for payment of certain stipulated penalties, or could be excluded from participation in federal health care programs. The CIA has a term of five years. We expect the CIA to impact operating expenses by approximately $1 to $2 million annually beginning in 2015.

See Item 8, Note 9 – Commitments and Contingencies to our consolidated financial statements for additional information regarding our CIA and for a discussion of and updates regarding class action litigation we are involved in. No assurances can be given as to the timing or outcome of these items.

Results of Operations

Consolidated

The following table summarizes our results from continuing operations (amounts in millions):

	For the Years Ended December 31,
	2014	2013	2012
Net service revenue	$1,204.5	$1,249.3	$1,440.8
Gross margin, excluding depreciation and amortization	513.4	531.3	630.1
% of revenue	42.6%	42.5%	43.7%
Other operating expenses	486.3	526.8	576.9
% of revenue	40.4%	42.2%	40.0%
U.S. Department of Justice settlement	—	150.0	—
Goodwill and other intangibles impairment charge	3.1	9.5	162.1

Operating income (loss)	24.0	(155.0)	(108.9)

Total other income (expense), net	(3.1)	1.5	(6.4)
Income tax (expense) benefit	(7.7)	58.8	20.0
Effective income tax rate	36.6%	(38.3%)	(17.4%)

Income (loss) from continuing operations	13.3	(94.7)	(95.3)

Net loss from discontinued operations	(0.2)	(3.1)	(3.3)
Net (income) loss attributable to noncontrolling interests	(0.3)	1.6	15.0

Net income (loss) attributable to Amedisys, Inc.	$12.8	$(96.2)	$(83.6)

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

During the first quarter of 2014, we committed to a plan to consolidate 21 operating home health care centers and four operating hospice care centers with care centers servicing the same markets and close 23 home health care centers and six hospice care centers. As a result of this exit activity, we reduced our regional leadership structure and corporate support functions. Separate from the restructuring costs, we also recorded severance costs associated with the departure of our former Chief Executive Officer, a charge for relator fees associated with our U.S. Department of Justice settlement during the first quarter of 2014 and a non-cash other intangibles impairment charge during the fourth quarter of 2014. The following details the costs associated with these activities (amounts in millions):

	For the Year Ended December 31, 2014				For the Year Ended December 31, 2013
	Home Health	Hospice	Corporate	Total	Total
Severance(a)	$2.0	$0.1	$—	$2.1	$—
Restructuring severance	2.1	0.6	3.0	5.7	—
Lease terminations	1.9	0.2	—	2.1	—
Other intangibles impairment	1.6	1.5	—	3.1	9.5

Exit and restructuring activities cost	7.6	2.4	3.0	13.0	9.5
U.S. Department of Justice Settlement/Relator Fees	—	—	3.9	3.9	150.0

Total	$7.6	$2.4	$6.9	$16.9	$159.5

(a)	Includes $0.8 million and $0.1 million for severance included in cost of service for home health and hospice, respectively.

Our operating results have been impacted by the sale, closure and consolidation of 54 care centers mentioned above as well as the closure of an additional 9 care centers since December 31, 2013. Additionally, 76 care centers were exited during 2013. Accordingly, our results for the year ended December 31, 2014 are not fully comparable to the year ended December 31, 2013.

Our operating income, excluding the $17 million in costs noted above and the U.S. Department of Justice settlement and the goodwill and other intangibles impairment charge in 2013, increased $36 million as our home health operating income increased $27 million, our hospice operating income increased $5 million and corporate expenses decreased $4 million. Additionally, the first quarter of 2013 was not impacted by sequestration as it was not in effect until April 1, 2013. The estimated impact of sequestration was $21 million for 2014 compared to $18 million in 2013.

Income tax expense for 2014 and 2013 includes a favorable adjustment of $2 million related to various tax credits for state employment and training and state and federal research development.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Our 2013 results were impacted by an accrual of $150 million and recognition of a deferred tax benefit of $56 million for the tentative settlement to resolve both the U.S. Department of Justice investigation and the Stark Law Self-Referral matter recorded during the third quarter. See Item 8, Note 9 – Commitments and Contingencies to our consolidated financial statements for additional information.

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

Home Health Division

The following table summarizes our home health segment results from continuing operations:

	For the Years Ended December 31,
	2014	2013	2012
Financial Information (in millions):
Medicare	$751.5	$803.8	$915.3
Non-Medicare	205.4	183.9	236.8

Net service revenue	956.9	987.7	1,152.1
Cost of service	559.4	578.9	661.4

Gross margin	397.5	408.8	490.7
Other operating expenses	292.8	325.3	361.9

Operating income before impairment (1)	$104.7	$83.5	$128.8

Key Statistical Data:
Medicare:
Same Store Volume (2):
Revenue	1%	(10%)	(7%)
Admissions	0%	0%	0%
Recertifications	1%	(18%)	(8%)
Total (3):
Admissions	175,476	188,566	192,375
Recertifications	102,263	107,908	134,515
Completed episodes	271,217	290,780	317,346
Visits	4,794,609	5,177,976	6,076,170
Average revenue per completed episode (4)	$2,827	$2,817	$2,867
Average revenue per episode including sequestration (5)	$2,770	$2,775	$2,867
Visits per completed episode (6)	17.3	17.5	18.8
Non-Medicare:
Same Store Volume (2):
Revenue	19%	(20%)	18%
Admissions	17%	(13%)	28%
Recertifications	13%	(24%)	11%
Total (3):
Admissions	83,759	76,551	90,017
Recertifications	32,074	30,304	41,268
Visits	1,651,745	1,531,781	2,011,684
Total (3):
Cost per Visit	$86.77	$86.27	$81.78
Visits	6,446,354	6,709,757	8,087,854

(1)	Operating income of $103.1 million, $75.0 million and operating loss of $32.8 million on a GAAP basis for the years ended December 31, 2014, 2013 and 2012, respectively.
(2)

Same store Medicare and Non-Medicare revenue, admissions or recertifications growth is the percent increase (decrease) in our Medicare and Non-Medicare revenue, admissions or recertifications for the period as a percent of the Medicare and Non-Medicare revenue, admissions or recertifications of the prior period.

(3)	Based on continuing operations for all periods presented.
(4)	Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care which excludes the impact of sequestration.
(5)	Average Medicare revenue per completed episode including sequestration is the average Medicare revenue earned for each Medicare completed episode of care which includes the impact of sequestration.
(6)	Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Overall, our operating income, excluding the $8 million in exit activity costs in 2014 and the impairment charge in 2013, increased $27 million on an $11 million decline in gross margin offset by a $38 million decline in other operating expenses.

Net Service Revenue

Our Medicare revenue decline of approximately $52 million consisted of $53 million due to lower volumes and $2 million due to sequestration offset by a $3 million increase related to revenue per episode. The decrease in volumes is primarily due to the sale, closure and consolidation of 51 care centers since December 31, 2013, as we experienced an increase in same store revenue and recertifications.

Our non-Medicare revenue increased $21 million which is primarily due to increases in volumes and an increase in our revenue per visit. We are experiencing significant growth in our non-Medicare business as we have focused on contract payors with significant concentrations in our markets.

As mentioned above, we have closed numerous care centers since December 31, 2013. Accordingly, our results are not fully comparable to prior year. The following table summarizes our net service revenue for our operating care centers and those care centers that were closed, consolidated or sold.

	For the Years Ended December 31,
	2014	2013	2012
Revenue (in millions):
Operating care centers	$941.2	$895.6	$1,012.3
Closed/Consolidated/Sold care centers	15.7	92.1	139.8

Net service revenue	956.9	987.7	1,152.1

Cost of Service, Excluding Depreciation and Amortization

Our cost of service, excluding the $1 million in exit activity costs in 2014, decreased $20 million primarily as a result of our decrease in Medicare volumes which was offset by a 8% increase in non-Medicare visits as our cost per visit remained relatively flat.

Other Operating Expenses

Other operating expenses, excluding the $7 million in exit activity costs in 2014 and the impairment charge in 2013, decreased $38 million due to a $43 million decrease in other care center related expenses as a result of our closure and consolidation strategy and the reduction in divisional leadership; the majority of the reductions were in salaries and benefits, rent expense and travel costs offset by a $5 million increase in our provision for doubtful accounts due to the increase in non-Medicare revenue.

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

Hospice Division

The following table summarizes our hospice segment results from continuing operations:

	For the Years Ended December 31,
	2014	2013	2012
Financial Information (in millions):
Medicare	$232.6	$246.4	$272.7
Non-Medicare	15.0	15.2	16.0

Net service revenue	247.6	261.6	288.7
Cost of service	131.7	139.1	149.3

Gross margin	115.9	122.5	139.4
Other operating expenses	61.9	72.5	77.2

Operating income before impairment(1)	$54.0	$50.0	$62.2

Key Statistical Data:
Same store Medicare revenue growth(2)	(2%)	(9%)	13%
Same store Non-Medicare revenue growth(2)	6%	(3%)	3%
Hospice admits	17,081	18,335	18,999
Average daily census	4,618	4,964	5,406
Revenue per day	$146.93	$144.43	$145.89
Cost of service per day	$77.93	$76.45	$75.34
Average length of stay	100	100	99

(1)	Operating income of $52.5 million, $49.0 million and $61.7 million on a GAAP basis for the years ended December 31, 2014, 2013 and 2012, respectively.
(2)

Same store Medicare and Non-Medicare revenue growth is the percent increase in our Medicare and Non-Medicare revenue for the period as a percent of the Medicare and Non-Medicare revenue of the prior period.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Overall, our operating income, excluding the $2 million in exit activity costs in 2014 and the impairment charge in 2013, increased $5 million on a $14 million decline in revenue, an $8 million decline in cost of service and an $11 million decline in other operating expenses.

Net Service Revenue

Our hospice revenue decreased $14 million, primarily as the result of a decrease in our average daily census. The decrease in average daily census is primarily due to the sale, closure and consolidation of 12 care centers since December 31, 2013. The decrease in revenue was offset by a $2 million decrease in our hospice cap expense as our decline in average daily census and a decrease in admissions has resulted in a decrease in our overall cap expense. We benefitted from a 1.0% hospice rate increase effective October 1, 2013, and beginning October 1, 2014, the fiscal year 2015 hospice base rate increased approximately 1.4%.

As mentioned above, we have closed numerous care centers since December 31, 2013. Accordingly, our results are not fully comparable to prior year. The following table summarizes our net service revenue for our operating care centers and those care centers that were closed, consolidated or sold.

	For the Years Ended December 31,
	2014	2013	2012
Revenue (in millions):
Operating care centers	$243.4	$243.7	$264.6
Closed/Consolidated/Sold care centers	4.2	17.9	24.1

Net service revenue	247.6	261.6	288.7

Cost of Service, Excluding Depreciation and Amortization

Our hospice cost of service decreased $8 million, or 5%, as the result of a 7% decrease in average daily census offset by an increase in cost of service per day. Our cost of service per day has been negatively impacted by an increase in pharmacy costs as a result of new CMS guidance which became effective on May 1, 2014.

Other Operating Expenses

Other operating expenses, excluding the $2 million in exit activity costs in 2014 and the impairment charge in 2013, decreased $11 million due to a $7 million decrease in other care center related expenses due to our care center closure and consolidation strategy and a $4 million decrease in our provision for doubtful accounts.

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

Corporate

The following table summarizes our corporate results from continuing operations:

	For the Years Ended December 31,
	2014	2013	2012
Financial Information (in millions):
Other operating expenses	$114.4	$104.5	$113.3
Depreciation and amortization	17.2	24.5	24.5

Total before U.S. Department of Justice settlement (1)	$131.6	$129.0	$137.8

(1)	Total of $279.0 million on a GAAP basis for the year ended December 31, 2013.

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

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Excluding the 2014 exit and restructuring activities costs and relator fees associated with our U.S. Department of Justice settlement agreement and the U.S. Department of Justice settlement in 2013, corporate expenses decreased $4 million primarily due to a decrease in depreciation and amortization. Our corporate salaries and wages experienced an increase due to the addition of resources for the roll-out of AMS3, our enhanced point of care system.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Excluding the U.S. Department of Justice settlement in 2013, corporate expenses decreased $9 million primarily due to decreases in travel and training costs and legal and professional fees.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Years Ended December 31,
	2014	2013	2012
Cash (used in) provided by operating activities	$(65.5)	$102.3	$69.5
Cash used in investing activities	(14.3)	(46.5)	(60.0)
Cash provided by (used in) financing activities	70.5	(53.0)	(43.0)

Net increase (decrease) in cash and cash equivalents	(9.3)	2.8	(33.5)
Cash and cash equivalents at beginning of period	17.3	14.5	48.0

Cash and cash equivalents at end of period	$8.0	$17.3	$14.5

Cash used in operating activities increased $167.8 million during 2014 compared to 2013 primarily due to the payment of the U.S. Department of Justice Settlement. Adjusting for the $152.3 million settlement payment, we have generated $86.8 million in cash from operating activities during 2014. Cash provided by operating activities increased $32.8 million during 2013 compared to 2012 primarily due to a 9.4 day decrease in our days revenue outstanding which increased our cash flow from operations by $32.5 million. For additional information regarding our operating performance and our days revenue outstanding, see “Results of Operations” and “Outstanding Patient Accounts Receivable”, respectively. The recognition of the goodwill and intangible asset impairment charge of $162.1 million, which resulted in the net loss for 2012 is a non-cash item and therefore had no impact on our cash flow from operations.

Cash used in investing activities decreased $32.2 million during 2014 compared to 2013 primarily due to a decrease in capital expenditures of $29.7 million, primarily related to AMS3 development, and a $3.7 million decrease in the purchase of investments. Cash used in investing activities decreased $13.5 million during 2013 compared to 2012 primarily due to a decrease in acquisition activities, purchases of property and equipment and proceeds from the sale of care centers of $22.5 million offset by the purchase of investments of $10.1 million.

Cash provided by financing activities increased $123.5 million during 2014 compared to 2013 primarily due to an increase in our borrowings on our revolving line of credit and our Second Lien Loan. We increased our outstanding long-term obligations, net of repayments by $71.1 million from December 31, 2013, primarily to fund the U.S. Department of Justice settlement payment. Cash used in financing activities increased by $10.0 million during 2013 compared to 2012 due to an $11.4 million increase in our principal payments of long-term obligations, net of borrowings.

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. During 2014, 2013 and 2012, we have experienced reimbursement reductions due to sequestration and the 2012 CMS rate cut, as well as lower recertification volumes which have impacted our business and consolidated financial condition, results of operations and cash flows. In order to mitigate the impact of reimbursement reductions, we have executed a strategy to reduce the number of operating care centers and restructure our regional leadership and corporate support functions. This strategy has improved our operational performance; however, we did incur $12 million in closure and severance related costs which impacted our net income and cash flow. Additionally, CMS proposed to reduce reimbursement rates by 2.7% for rebasing in each year from calendar year 2015 to calendar year 2017; however, we do expect some offset from a market basket update. The impact of the 2015 payment adjustment is estimated to be minimal. For additional information regarding our reimbursement changes, see “Overview – Economic and Industry Factors”. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness or through sales of equity.

During 2014, we spent $7.0 million in routine capital expenditures compared to $6.5 million and $21.1 million during 2013 and 2012, respectively. Routine capital expenditures primarily include equipment and computer software and hardware. In addition, we spent $5.0 million in non-routine capital expenditures related to enhancements to our point of care software compared to $35.2 million and $27.2 million during 2013 and 2012. Our routine and non-routine capital expenditures for 2015 are expected to be approximately $10.4 million and $4.7 million, respectively.

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

Separately, on July 28, 2014, we entered into the fourth amendment to our Credit Agreement which amends our existing Credit Agreement dated as of October 26, 2012, to add certain covenants, representations and other provisions in the Credit Agreement to, among other things, allow for our entry into the Second Lien Credit Agreement. The fourth amendment also decreases the aggregate principal amount of the revolving credit facility under our existing senior secured Credit Agreement from up to $165.0 million to up to $120.0 million.

As of December 31, 2014, we had $8.0 million in cash and cash equivalents and $85.7 million in availability under our $120.0 million Revolving Credit Facility. Based on our operating forecasts and our new debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements; however, our ongoing ability to comply with the debt covenants under our credit agreement depends largely on the achievement of adequate levels of operating performance and cash flow. We routinely review our capital requirements to make sure that we have a capital structure in place that meets the current and future needs of the Company. If our future operating performance and/or cash flows are less than expected, it could cause us to default on our financial covenants in the future. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments. There can be no assurance that debt covenant waivers or amendments would be obtained, if needed.

Outstanding Patient Accounts Receivable

Our patient accounts receivable, net decreased $11.8 million from December 31, 2013 to December 31, 2014. Our cash collection as a percentage of revenue was 103.2% and 107.2% for December 31, 2014 and 2013, respectively. Our days revenue outstanding, net at December 31, 2014 was 29.4 days which is a decrease of 2.7 days from December 31, 2013.

Our patient accounts receivable includes unbilled receivables and are aged based upon our initial service date. At December 31, 2014, our unbilled patient accounts receivable, as a percentage of gross patient accounts receivable, was 35.9%, or $41.9 million, compared to 34.7%, or $44.8 million, at December 31, 2013. We monitor unbilled receivables on a care center by care center basis to ensure that all efforts are made to bill claims within timely filing deadlines. The timely filing deadline for Medicare is one year from the date the episode was completed and varies by state for Medicaid-reimbursable services and among insurance companies and other private payors.

Our provision for estimated revenue adjustments (which is deducted from our service revenue to determine net service revenue) and provision for doubtful accounts were as follows for the periods indicated (amounts in millions). We fully reserve for both our Medicare and other patient accounts receivable that are aged over 365 days.

	For the Years Ended December 31,
	2014	2013
Provision for estimated revenue adjustments (1)	$5.1	$9.4
Provision for doubtful accounts (2)	16.4	16.4

Total	$21.5	$25.8

As a percent of revenue	1.8%	2.0%

(1)	Includes $0.1 million and $0.4 million from discontinued operations for the years ended December 31, 2014 and 2013, respectively.
(2)	Includes $0.1 million and $0.6 million from discontinued operations for the years ended December 31, 2014 and 2013, respectively.

The following schedules detail our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding, net):

	0-90	91-180	181-365	Over 365	Total
At December 31, 2014:
Medicare patient accounts receivable, net (1)	$62.1	$6.3	$—	$—	$68.4

Other patient accounts receivable:
Medicaid	9.1	1.4	0.7	0.4	11.6
Private	23.4	5.4	2.5	2.3	33.6

Total	$32.5	$6.8	$3.2	$2.7	$45.2

Allowance for doubtful accounts (2)					(14.3)

Non-Medicare patient accounts receivable, net					$30.9

Total patient accounts receivable, net					$99.3

Days revenue outstanding, net (3)					29.4

	0-90	91-180	181-365	Over 365	Total
At December 31, 2013:
Medicare patient accounts receivable, net (1)	$66.7	$8.7	$—	$—	$75.4

Other patient accounts receivable:
Medicaid	11.4	2.6	1.3	0.3	15.6
Private	19.8	8.0	3.9	2.6	34.3

Total	$31.2	$10.6	$5.2	$2.9	$49.9

Allowance for doubtful accounts (2)					(14.2)

Non-Medicare patient accounts receivable, net					$35.7

Total patient accounts receivable, net					$111.1

Days revenue outstanding, net (3)					32.1

(1)

The following table summarizes the activity and ending balances in our estimated revenue adjustments (amounts in millions), which is recorded to reduce our Medicare outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the Years Ended December 31,
	2014	2013
Balance at beginning of period	$3.9	$6.4
Provision for estimated revenue adjustments (a)	5.1	9.4
Write offs	(5.9)	(11.9)

Balance at end of period	$3.1	$3.9

(a)	Includes $0.1 million and $0.4 million from discontinued operations for the years ended December 31, 2014 and 2013, respectively.

Our estimated revenue adjustments were 4.3% and 4.9% of our outstanding Medicare patient accounts receivable at December 31, 2014 and December 31, 2013, respectively.

(2)

The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in millions), which is recorded to reduce only our Medicaid and private payer outstanding patient accounts receivable to their estimated net realizable value.

	For the Years Ended December 31,
	2014	2013
Balance at beginning of period	$14.2	$21.0
Provision for doubtful accounts (a)	16.4	16.4
Write offs	(16.3)	(23.2)

Balance at end of period	$14.3	$14.2

(a)	Includes $0.1 million and $0.6 million from discontinued operations for the years ended December 31, 2014 and 2013 respectively.

Our allowance for doubtful accounts was 31.6% and 28.5% of our outstanding Medicaid and private patient accounts receivable at December 31, 2014 and 2013, respectively.

(3)

Our calculation of days revenue outstanding, net is derived by dividing our ending net patient accounts receivable (i.e., net of estimated revenue adjustments and allowance for doubtful accounts ) at December 31, 2014 and 2013 by our average daily net patient revenue for the three-month periods ended December 31, 2014 and 2013, respectively.

Indebtedness

Credit Agreement

On July 28, 2014, we entered into the fourth amendment to our Credit Agreement which amends our existing Credit Agreement dated as of October 26, 2012, to add certain covenants, representations and other provisions in the Credit Agreement to, among other things, allow for our entry into the Second Lien Credit Agreement and gain operational flexibility in terms of financial covenants and uses of capital. The original credit agreement provided for senior unsecured facilities in an initial aggregate principal amount of up to $225 million (the “Credit Facilities”). The Credit Facilities are comprised of (a) a term loan facility in an initial aggregate principal amount of $60 million (the “Term Loan”); and (b) a revolving credit facility in an initial aggregate principal amount of up to $165 million (the “Revolving Credit Facility), that was downsized to $120 million upon entering into the fourth amendment.

The Term Loan began amortizing December 31, 2012, in 20 equal quarterly installments of $3.0 million (subject to adjustment for prepayments), with the remaining balance due upon maturity. The final maturity of the Term Loan and the Revolving Credit Facility is October 26, 2017.

The interest rate in connection with the Credit Facilities as amended on July 28, 2014, shall be selected from the following by us: (i) the ABR Rate plus the Applicable Margin (the “Base Rate Advance”) or (ii) the Eurodollar Rate plus the Applicable Margin (the “Eurodollar Rate Advance”). The ABR Rate means the greatest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% per annum and (c) the Eurodollar Rate for an interest period of one month plus 1% per annum. The “Eurodollar Rate” means the rate at which Eurodollar deposits in the London interbank market for an interest period of one, two, three or six months (as selected by us) are quoted. The “Applicable Margin” is based on the total leverage ratio and is presented in the table below. As of December 31, 2014, the Applicable Margin is 1.75% per annum for Base Rate Advances and 2.75% per annum for Eurodollar rate advances. We are also subject to a commitment fee under the terms of the Credit Facilities, as presented in the table below.

Total Leverage Ratio	Margin for ABR Loans	Margin for Eurodollar Loans	Commitment Fee
2.50	2.25%	3.25%	0.50%
< 2.50 and 2.00	2.00%	3.00%	0.50%
< 2.00 and 1.50	1.75%	2.75%	0.50%
< 1.50	1.50%	2.50%	0.45%

Our weighted average interest rate for our five year $60.0 million Term Loan, under our existing senior secured Credit Agreement was 3.4% for 2014 and 2.8% for 2013. Our weighted average interest rate for our $120.0 million Revolving Credit Facility, as amended by the fourth amendment to our Credit Agreement, was 3.4% for 2014.

Our existing senior secured Credit Agreement, as amended on July 28, 2014, as well as the Second Lien Credit Agreement requires us to meet three financial covenants including limiting total leverage and senior secured leverage and requiring minimum coverage of fixed charges. Total leverage is a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and senior secured leverage is a ratio of total senior secured debt to EBITDA. The final covenant is a fixed charge coverage ratio of adjusted EBITDA plus rent expense (“EBITDAR”) (less capital expenditures less cash taxes) to scheduled debt repayments plus interest expense plus rent expense. These thresholds vary over the term of the credit facility. As of December 31, 2014, our total leverage ratio was 1.5, our senior secured leverage ratio was 0.7 and our fixed charge coverage ratio was 2.3 and we are in compliance with the existing senior secured Credit Agreement. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.

Pursuant to the Security Agreement, as of the effective date of the Fourth Amendment, the Credit Agreement is secured by substantially all of our and our wholly-owned subsidiaries’ non-real estate assets (subject to exceptions for certain immaterial subsidiaries), including all of the stock of our wholly-owned subsidiaries that are corporations, equity interests in our wholly-owned subsidiaries that are not corporations, our equity interests in our joint ventures and our investments. If an event of default occurs under the Credit Agreement, the Agent may, upon the request of a specified percentage of the Lenders, exercise remedies with respect to the collateral, including, in some instances, taking possession of or selling personal property assets, collecting accounts receivables, or exercising proxies to take control of the pledged stock and other equity interests.

As of December 31, 2014, our availability under our $120.0 million Revolving Credit Facility as amended by the fourth amendment to our existing senior secured Credit Agreement, was $85.7 million as we had $19.3 million outstanding in letters of credit.

Second Lien Credit Agreement

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

The proceeds of the Second Lien Agreement of $68.3 million were used to pay off a portion of the revolving credit balances under our existing senior secured Credit Agreement dated as of October 26, 2012 and related costs. The final maturity date of the term loan under the Second Lien Agreement is July 28, 2020. There is no amortization associated with the Second Lien Agreement, with the full $70.0 million due at final maturity. A prepayment penalty in the amount of 2.0% of the prepaid principal is required if the payment is made on or prior to the first anniversary of the agreement date. A prepayment penalty in the amount of 1.0% of the prepaid principal is required if the payment is made on or prior to the second year anniversary of the agreement date. There is no prepayment penalty during the remaining life of the loan.

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

Our weighted average interest rate for our Second Lien Loan under the Second Lien Credit Agreement was 8.5% for 2014.

Contractual Obligations and Medicare Liabilities

Our future contractual obligations and Medicare liabilities at December 31, 2014 were as follows (amounts in millions):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term obligations	$118.0	$12.0	$36.0	$—	$70.0
Interest on long-term obligations (1)	36.4	7.3	13.3	11.9	3.9
Operating leases (2)	50.4	20.4	23.2	6.5	0.3
Capital commitments	5.7	5.7	—	—	—
Purchase obligations	12.1	5.3	5.8	1.0	—
Medicare liabilities	1.1	1.1	—	—	—
Uncertain tax positions	4.0	4.0	—	—	—

	$227.7	$55.8	$78.3	$19.4	$74.2

(1)	Interest on debt with variable rates was calculated using the current rate of that particular debt instrument at December 31, 2014.
(2)	Operating lease obligations for our discontinued operation locations amounted to $0.3 million at December 31, 2014.

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

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap for each provider number, we monitor these caps and estimate amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in other accrued liabilities. We have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2012 as of December 31, 2014. As of December 31, 2014, we have recorded $2.8 million for estimated amounts due back to Medicare in other accrued liabilities for the Federal cap years ended October 31, 2013 through October 31, 2015. As of December 31, 2013, we had recorded $4.0 million for estimated amounts due back to Medicare in other accrued liabilities for the Federal cap years ended October 31, 2012 through October 31, 2014.

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

We believe there is a certain level of credit risk associated with non-Medicare payors. To provide for our non-Medicare patient accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying amount to its estimated net realizable value. We estimate an allowance for doubtful accounts based upon our assessment of historical and expected net collections, business and economic conditions, trends in payment and an evaluation of collectability based upon the date that the service was provided. Based upon our best judgment, we believe the allowance for doubtful accounts adequately provides for accounts that will not be collected due to credit risk.

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

During 2014, we did not record any goodwill impairment charges and none of the goodwill associated with our various reporting units were considered at risk of impairment as of October 31, 2014. Since the date of our last annual goodwill impairment test, there have been no material developments, events, changes in operating performance or other circumstances that would cause management to believe it is more likely than not that the fair value of any of our reporting units would be less than its carrying amount.

Intangible assets consist of Certificates of Need, licenses, acquired names, non-compete agreements and reacquired franchise rights. We amortize non-compete agreements, acquired names that we do not intend to use in the future and reacquired franchise rights on a straight-line basis over their estimated useful lives, which is generally three years for non-compete agreements and up to five years for reacquired franchise rights and acquired names. During step one of our annual goodwill impairment test, we determined that the fair value of certain intangible assets was less than the carrying value and as a result recognized a non-cash other intangibles impairment charge of $0.9 million during the fourth quarter of 2014. These impairments did not have any impact on our compliance with our debt covenants or on our cash flows.

Income Taxes

We use the asset and liability approach for measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates. Our deferred tax calculation requires us to make certain estimates about future operations. Deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date. As of December 31, 2014 and 2013 our deferred tax assets were $122.4 and $145.5 million, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility, Term Loan and Second Lien Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our consolidated statements of operations and our consolidated statements of cash flows will be exposed to changes in interest rates. As of December 31, 2014, the total amount of outstanding debt subject to interest rate fluctuations was $118.0 million. A 1.0% interest rate change would cause interest expense to change by approximately $1.2 million annually.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Amedisys, Inc.:

We have audited the accompanying consolidated balance sheets of Amedisys, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amedisys, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Amedisys Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Baton Rouge, Louisiana

March 4, 2015

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	As of December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$8,032	$17,303
Patient accounts receivable, net of allowance for doubtful accounts of $14,317, and $14,231	99,325	111,133
Prepaid expenses	8,493	10,669
Deferred income taxes	—	55,329
Other current assets	19,708	10,785
Assets held for sale	—	60

Total current assets	135,558	205,279
Property and equipment, net of accumulated depreciation of $146,438 and $129,891	137,455	159,025
Goodwill	205,587	208,915
Intangible assets, net of accumulated amortization of $25,374 and $25,133	33,193	36,690
Deferred income taxes	124,788	90,214
Other assets, net	33,161	26,283

Total assets	$669,742	$726,406

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$16,056	$20,139
Accrued charge related to U.S. Department of Justice settlement	—	150,000
Payroll and employee benefits	75,553	70,801
Accrued expenses	56,329	57,572
Current portion of long-term obligations	12,000	13,904
Current portion of deferred income taxes	2,385	—

Total current liabilities	162,323	312,416
Long-term obligations, less current portion	104,372	33,000
Other long-term obligations	5,285	8,511

Total liabilities	271,980	353,927

Commitments and Contingencies – Note 9
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 34,569,526, and 33,413,970 shares issued; and 33,594,572 and 32,538,971 shares outstanding	35	33
Additional paid-in capital	481,762	467,890
Treasury stock at cost 974,954, and 874,999 shares of common stock	(19,860)	(18,176)
Accumulated other comprehensive income	15	15
Retained earnings	(64,785)	(77,561)

Total Amedisys, Inc. stockholders’ equity	397,167	372,201
Noncontrolling interests	595	278

Total equity	397,762	372,479

Total liabilities and equity	$669,742	$726,406

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2014	2013	2012
Net service revenue	$1,204,554	$1,249,344	$1,440,836
Cost of service, excluding depreciation and amortization	691,061	717,996	810,704
General and administrative expenses:
Salaries and benefits	292,497	302,564	327,111
Non-cash compensation	5,597	6,519	7,217
Other	143,644	164,991	182,345
Provision for doubtful accounts	16,294	15,882	21,011
Depreciation and amortization	28,307	36,871	39,200
U.S. Department of Justice settlement	—	150,000	—
Goodwill and other intangibles impairment charge	3,107	9,492	162,103

Operating expenses	1,180,507	1,404,315	1,549,691

Operating income (loss)	24,047	(154,971)	(108,855)
Other income (expense):
Interest income	94	54	65
Interest expense	(8,217)	(4,412)	(12,116)
Equity in earnings from equity investments	2,991	1,520	1,695
Miscellaneous, net	2,061	4,334	3,934

Total other income (expense), net	(3,071)	1,496	(6,422)

Income (loss) before income taxes	20,976	(153,475)	(115,277)
Income tax (expense) benefit	(7,671)	58,773	20,020

Income (loss) from continuing operations	13,305	(94,702)	(95,257)
Discontinued operations, net of tax	(216)	(3,073)	(3,326)

Net income (loss)	13,089	(97,775)	(98,583)
Net (income) loss attributable to noncontrolling interests	(313)	1,597	14,995

Net income (loss) attributable to Amedisys, Inc.	$12,776	$(96,178)	$(83,588)

Basic earnings per common share:
Income (loss) from continuing operations attributable to Amedisys, Inc. common stockholders	$0.40	$(2.98)	$(2.68)
Discontinued operations, net of tax	(0.01)	(0.10)	(0.11)

Income (loss) attributable to Amedisys, Inc. common stockholders	$0.39	$(3.08)	$(2.79)

Weighted average shares outstanding	32,301	31,247	29,896

Diluted earnings per common share:
Income (loss) from continuing operations attributable to Amedisys, Inc. common stockholders	$0.40	$(2.98)	$(2.68)
Discontinued operations, net of tax	(0.01)	(0.10)	(0.11)

Income (loss) attributable to Amedisys, Inc. common stockholders	$0.39	$(3.08)	$(2.79)

Weighted average shares outstanding	32,823	31,247	29,896

Amounts attributable to Amedisys, Inc. common stockholders:
Income (loss) from continuing operations	$12,992	$(93,105)	$(80,262)
Discontinued operations, net of tax	(216)	(3,073)	(3,326)

Net income (loss)	$12,776	$(96,178)	$(83,588)

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Net income (loss)	$13,089	$(97,775)	$(98,583)
Other comprehensive income (loss)
Unrealized gain (loss) on deferred compensation plan assets	—	—	2

Comprehensive income (loss)	13,089	(97,775)	(98,581)
Comprehensive (income) loss attributable to non-controlling interests	(313)	1,597	14,995

Comprehensive income (loss) attributable to Amedisys, Inc.	$12,776	$(96,178)	$(83,586)

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except common stock shares)

	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss (Income)	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2011	$520,148	30,328,549	30	432,390	(15,770)	13	102,205	1,280
Issuance of stock – employee stock purchase plan	3,913	360,114	—	3,913	—	—	—	—
Issuance of stock – 401(k) plan	9,324	729,915	1	9,323	—	—	—	—
Exercise of stock options	156	22,119	—	156	—	—	—	—
Issuance of non-vested stock	—	435,811	1	(1)	—	—	—	—
Non-cash compensation	7,217	—	—	7,217	—	—	—	—
Tax deficit from stock options cancelled or exercised, restricted stock vesting and employee stock purchase plan	(3,045)	—	—	(3,045)	—	—	—	—
Surrendered shares	(1,346)	—	—	—	(1,346)	—	—	—
Acquired noncontrolling interests	15,931	—	—	—	—	—	—	15,931
Noncontrolling interest distribution	(323)	—	—	—	—	—	—	(323)
Assets contributed to equity investment	839	—	—	839	—	—	—	—
Net loss	(98,583)	—	—	—	—	—	(83,588)	(14,995)
Unrealized gain on deferred compensation plan assets	2	—	—	—	—	2	—	—

Balance, December 31, 2012	454,233	31,876,508	32	450,792	(17,116)	15	18,617	1,893
Issuance of stock – employee stock purchase plan	3,181	303,989	—	3,181	—	—	—	—
Issuance of stock – 401(k) plan	8,581	702,391	1	8,580	—	—	—	—
Exercise of stock options	261	37,558	—	261	—	—	—	—
Issuance of non-vested stock	—	493,524	—	—	—	—	—	—
Non-cash compensation	6,519	—	—	6,519	—	—	—	—
Tax deficit from stock options cancelled or exercised, restricted stock vesting and employee stock purchase plan	(2,152)	—	—	(2,152)	—	—	—	—
Surrendered shares	(1,060)	—	—	—	(1,060)	—	—	—
Acquired noncontrolling interests	145	—	—	—	—	—	—	145
Noncontrolling interest distribution	(163)	—	—	—	—	—	—	(163)
Assets contributed to equity investment	709	—	—	709	—	—	—	—
Net loss	(97,775)	—	—	—	—	—	(96,178)	(1,597)

Balance, December 31, 2013	372,479	33,413,970	33	467,890	(18,176)	15	(77,561)	278
Issuance of stock – employee stock purchase plan	2,433	176,796	—	2,433	—	—	—	—
Issuance of stock – 401(k) plan	7,062	430,919	1	7,061	—	—	—	—
Exercise of stock options	564	28,229	—	564	—	—	—	—
Issuance of non-vested stock	—	519,612	1	(1)	—	—	—	—
Non-cash compensation	5,597	—	—	5,597	—	—	—	—
Tax deficit from stock options cancelled or exercised, restricted stock vesting and employee stock purchase plan	(579)	—	—	(579)	—	—	—	—
Surrendered shares	(1,684)	—	—	—	(1,684)	—	—	—
Sale of noncontrolling interest	(1,549)	—	—	(493)	—	—	—	(1,056)
Decrease in noncontrolling interest	350	—	—	(710)	—	—	—	1,060
Net income	13,089	—	—	—	—	—	12,776	313

Balance, December 31, 2014	$397,762	34,569,526	$35	$481,762	$(19,860)	$15	$(64,785)	$595

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$13,089	$(97,775)	$(98,583)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	28,347	37,383	40,059
Provision for doubtful accounts	16,369	16,461	21,728
Non-cash compensation	5,597	6,519	7,217
401(k) employer match	6,216	7,998	10,013
Loss on disposal of property and equipment	4,592	2,742	1,471
Gain on sale of care centers	(2,967)	(1,752)	—
Deferred income taxes	22,561	(57,095)	(31,161)
Write off of deferred debt issuance costs	488	121	573
Equity in earnings of equity investments	(2,991)	(1,520)	(1,695)
Amortization of deferred debt issuance costs	797	699	1,442
Return on equity investment	2,025	1,650	1,575
Goodwill and other intangibles impairment charge	3,107	9,492	162,103
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(5,290)	41,578	(42,840)
Other current assets	(6,269)	(501)	10,622
Other assets	1,694	(1,596)	(927)
Accounts payable	(3,168)	(9,876)	8,072
U.S. Department of Justice settlement	(150,000)	150,000	—
Accrued expenses	3,495	(6,104)	(19,994)
Other long-term obligations	(3,226)	3,839	(181)

Net cash (used in) provided by operating activities	(65,534)	102,263	69,494

Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	11	128	312
Proceeds from the sale of property and equipment	3	1,809	631
Purchases of deferred compensation plan assets	(132)	(111)	(175)
Purchases of property and equipment	(12,008)	(41,736)	(48,262)
Purchases of investments	(6,407)	(10,067)	—
Acquisitions of businesses, net of cash acquired	—	(1,627)	(12,499)
Proceeds from disposition of care centers	4,233	5,146	—

Net cash (used in) investing activities	(14,300)	(46,458)	(59,993)

Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options and warrants	564	261	156
Proceeds from issuance of stock to employee stock purchase plan	2,433	3,181	3,913
Tax benefit from stock option exercises	—	57	—
Non-controlling interest distribution	—	(163)	(323)
Proceeds from revolving line of credit	241,800	25,500	—
Repayments of revolving line of credit	(226,800)	(25,500)	—
Proceeds from issuance of long-term obligations	68,250	—	60,000
Debt issuance costs	(1,780)	(576)	(2,265)
Principal payments of long-term obligations	(13,904)	(55,807)	(104,441)

Net cash provided by (used in) financing activities	70,563	(53,047)	(42,960)

Net increase (decrease) in cash and cash equivalents	(9,271)	2,758	(33,459)
Cash and cash equivalents at beginning of period	17,303	14,545	48,004

Cash and cash equivalents at end of period	$8,032	$17,303	$14,545

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,602	$3,990	$7,779

Cash paid for income taxes, net of refunds received	$(1,766)	$3,385	$2,945

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
Notes payable issued for software licenses	—	—	2,214

(Sale) acquisition of non-controlling interests	$(1,549)	$145	$15,931

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Amedisys, Inc., a Delaware corporation, and its consolidated subsidiaries (“Amedisys,” “we,” “us,” or “our”) are a multi-state provider of home health and hospice services with approximately 82%, 84% and 82% of our revenue derived from Medicare for 2014, 2013 and 2012, respectively. As of December 31, 2014, we owned and operated 316 Medicare-certified home health care centers and 80 Medicare-certified hospice care centers in 34 states within the United States, the District of Columbia and Puerto Rico.

Use of Estimates

Our accounting and reporting policies conform with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). In preparing the consolidated financial statements, we are required to make estimates and assumptions that impact the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Reclassifications and Comparability

Certain reclassifications have been made to prior periods’ financial statements in order to conform to the current period’s presentation. Our exit activity during the last three years may affect the comparability of our operating results. In accordance with applicable accounting guidance, the results of operations for the care centers closed, sold or classified as held for sale during 2012 and 2013 are presented in discontinued operations in our consolidated financial statements. See Note 3 – Discontinued Operations and Assets Held for Sale for additional information regarding our discontinued operations.

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

We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a variable interest entity in which we are the primary beneficiary. The book value of investments that we accounted for under the equity method of accounting was $18.8 million as of December 31, 2014 and $11.9 million as of December 31, 2013. We account for investments in entities in which we have less than a 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee. The aggregate carrying amount of our cost method investment was $5.0 million as of December 31, 2014 and December 31, 2013.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2014

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

We make adjustments to Medicare revenue reflect differences between estimated and actual payment amounts, our discovered inability to obtain appropriate billing documentation or authorizations and other reasons unrelated to credit risk. We estimate the impact of such adjustments based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record this estimate during the period in which services are rendered as an estimated revenue adjustment and a corresponding reduction to patient accounts receivable. Therefore, we believe that our reported net service revenue and patient accounts receivable will be the net amounts to be realized from Medicare for services rendered.

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2014

of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of December 31, 2014 and 2013, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and, therefore, the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our consolidated balance sheets for such periods.

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

Hospice Revenue Recognition

Hospice Medicare Revenue

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounts for 98%, 99%, and 99% of our total net Medicare hospice service revenue for 2014, 2013 and 2012, respectively. We make adjustments to Medicare revenue for an inability to obtain appropriate billing documentation or acceptable authorizations and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes our historical collection rate on Medicare claims, and record it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable.

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap for each provider number, we monitor these caps and estimate amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in other accrued liabilities. We have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2012 as of December 31, 2014. As of December 31, 2014, we have recorded $2.8 million for estimated amounts due back to Medicare in other accrued liabilities for the Federal cap years ended October 31, 2013 through October 31, 2015. As of December 31, 2013, we had recorded $4.0 million for estimated amounts due back to Medicare in other accrued liabilities for the Federal cap years ended October 31, 2012 through October 31, 2014.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2014

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

We believe the credit risk associated with our Medicare accounts, which represent 69% and 67% of our net patient accounts receivable at December 31, 2014 and December 31, 2013, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable, which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. During 2014, 2013 and 2012, we recorded $5.1 million, $9.0 million and $9.9 million, respectively, in estimated revenue adjustments to Medicare revenue.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2014

Non-Medicare Home Health and Hospice

For our non-Medicare patients, our pre-billing process primarily begins with verifying a patient’s eligibility for services with the applicable payor. Once the patient has been confirmed for eligibility, we will provide services to the patient and bill the applicable payor. Our review and evaluation of non-Medicare accounts receivable includes a detailed review of outstanding balances and special consideration to concentrations of receivables from particular payors or groups of payors with similar characteristics that would subject us to any significant credit risk. We estimate an allowance for doubtful accounts based upon our assessment of historical and expected net collections, business and economic conditions, trends in payment and an evaluation of collectability based upon the date that the service was provided. Based upon our best judgment, we believe the allowance for doubtful accounts adequately provides for accounts that will not be collected due to credit risk.

Property and Equipment

Property and equipment is stated at cost and we depreciate it on a straight-line basis over the estimated useful lives of the assets. Additionally, we have internally developed computer software for our own use; such software development costs are capitalized. We currently have $74.7 million of internally developed software costs related to the development of AMS3 Home Health which will be amortized over a period of 15 years. Additionally, we currently have $1.1 million of internally developed software costs related to the development of AMS3 Hospice which will be amortized over a period of 15 years once placed in service. Additions and improvements (including interest costs for construction of qualifying long-lived assets) are capitalized. Maintenance and repair expenses are charged to expense as incurred. The cost of property and equipment sold or disposed of and the related accumulated depreciation are eliminated from the property and related accumulated depreciation accounts, and any gain or loss is credited or charged to other income (expense).

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2014

The following table summarizes the balances related to our property and equipment for 2014 and 2013 (amounts in millions):

	As of December 31,
	2014	2013
Land	$3.2	$3.2
Building and leasehold improvements	25.3	25.9
Equipment and furniture	97.2	106.6
Computer software	158.2	153.3

	283.9	289.0
Less: accumulated depreciation	(146.4)	(130.0)

	$137.5	$159.0

Depreciation expense for 2014, 2013 and 2012 was $28.0 million, $35.2 million and $36.3 million, respectively.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2014

estimates of fair value of all reporting units. Significant differences between these estimates and actual cash flows could result in additional impairment in future periods.

Each of our operating segments described in Note 13 – Segment Information is considered to represent an individual reporting unit for goodwill impairment testing purposes. We consider each of our home health care centers to constitute an individual business for which discrete financial information is available. However, since these care centers have substantially similar operating and economic characteristics and resource allocation and significant investment decisions concerning these businesses are centralized and the benefits broadly distributed, we have aggregated these care centers and deemed them to constitute a single reporting unit. We have applied this same aggregation principle to our hospice care centers and have also deemed them to be a single reporting unit.

During 2014, we did not record any goodwill impairment charges as a result of our annual impairment test and none of the goodwill associated with our various reporting units was considered at risk of impairment as of October 31, 2014. Since the date of our last annual goodwill impairment test, there have been no material developments, events, changes in operating performance or other circumstances that would cause management to believe it is more likely than not that the fair value of any of our reporting units would be less than its carrying amount.

Intangible assets consist of Certificates of Need, licenses, acquired names, non-compete agreements and reacquired franchise rights. We amortize non-compete agreements, acquired names that we do not intend to use in the future and reacquired franchise rights on a straight-line basis over their estimated useful lives, which is generally three years for non-compete agreements and up to five years for reacquired franchise rights and acquired names. During step one of our annual goodwill impairment test, we determined that the fair value of certain intangible assets was less than the carrying value and as a result recognized a non-cash other intangibles impairment charge of $0.9 million during the fourth quarter of 2014. These impairments did not have any impact on our compliance with our debt covenants or on our cash flows.

Debt Issuance Costs

We amortize deferred debt issuance costs related to our long-term obligations over its term through interest expense, unless the debt is extinguished, in which case unamortized balances are immediately expensed. We amortized $0.7 million, $0.7 million and $1.4 million in deferred debt issuance costs in 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, we had unamortized debt issuance costs of $2.8 million and $2.2 million, respectively, recorded as other assets in our accompanying consolidated balance sheets. During the third quarter of 2014, we expensed $0.5 million of unamortized debt issuance costs when we entered into the Fourth amendment of the existing Credit Agreement. In connection with the Fourth Amendment to our Credit Agreement we recorded an additional $0.7 million in deferred debt issuance costs as other assets in our consolidated balance sheet. Additionally, in connection with the Second Lien Credit Agreement we recorded $1.1 million in deferred debt issuance costs as other assets in our consolidated balance sheet. The unamortized debt issuance costs of $2.8 million at December 31, 2014, will be amortized over a weighted-average amortization period of 3.8 years.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2014

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

	Fair Value at Reporting Date Using
Financial Instrument	As of December 31, 2014	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$116.4	$—	$121.5	$—

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

Income Taxes

We use the asset and liability approach for measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates. Our deferred tax calculation requires us to make certain estimates about future operations. Deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date. As of December 31, 2014 and 2013 our deferred tax assets were $122.4 million and $145.5 million, respectively.

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

Share-Based Compensation

We record all share-based compensation as expense in the financial statements measured at the fair value of the award. We recognize compensation cost on a straight-line basis over the requisite service period for each

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2014

separately vesting portion of the award. We reflect the excess tax benefits related to stock option exercises as financing cash flows. Share-based compensation expense for 2014, 2013 and 2012 was $5.6 million, $6.5 million and $7.2 million, respectively, and the total income tax benefit recognized for these expenses was $2.0 million, $2.5 million and $1.3 million, respectively.

Weighted-Average Shares Outstanding

Net income (loss) per share attributable to Amedisys, Inc. common stockholders, calculated on the treasury stock method, is based on the weighted average number of shares outstanding during the period. The following table sets forth, for the periods indicated, shares used in our computation of the weighted-average shares outstanding, which are used to calculate our basic and diluted net earnings attributable to Amedisys, Inc. common stockholders (amounts in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Weighted average number of shares outstanding – basic	32,301	31,247	29,896
Effect of dilutive securities:
Stock options	1	—	—
Non-vested stock and stock units	521	—	—

Weighted average number of shares outstanding – diluted	32,823	31,247	29,896

Anti-dilutive securities	106	688	638

Advertising Costs

We expense advertising costs as incurred. Advertising expense for 2014, 2013 and 2012 was $4.7 million, $3.9 million and $4.4 million, respectively.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2014

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

3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

As part of our ongoing management of our portfolio of care centers, we review each care center’s current financial performance, market penetration, forecasted market growth and the impact of proposed CMS payment revisions. As a result of our review, we consolidated 41 home health care centers and five hospice care centers with care centers servicing the same markets, sold 19 home health care centers and one hospice care center and closed 10 home health care centers during 2013. We had previously classified 28 of these care centers as held for sale during 2013 and three care centers remained classified as held for sale at December 31, 2013. During the three-month period ended March 31, 2014, we sold assets associated with one of these care centers and consolidated one of these care centers with a care center servicing the same market. During the three-month period ended June 30, 2014, we sold assets associated with the remaining care center; there are no care centers classified as held for sale as of December 31, 2014.

During 2012, we closed three home health care centers and consolidated five home health care centers and four hospice care centers with care centers servicing the same markets.

As we exited certain geographical areas and in accordance with applicable accounting guidance, the care centers which were closed, sold or classified as held for sale in 2013 (32 home health care centers and one hospice care center) and closed in 2012 (three home health care centers) are presented as discontinued operations in our consolidated financial statements. The care centers consolidated with care centers servicing the same markets are presented in continuing operations as we expect continuing cash flows from these markets. For additional information on the care centers consolidated with care centers servicing the same markets and the care centers sold see Note 11 – Exit Activities and Restructuring Activities.

Net revenues and operating results for the periods presented for those care centers classified as discontinued operations are as follows (dollars in millions):

	For the Years Ended December 31,
	2014	2013	2012
Net revenues	$(0.3)	$31.2	$47.2
(Loss) before income taxes	(0.3)	(5.3)	(5.5)
Income tax benefit	0.1	2.2	2.2

Discontinued operations, net of tax	$(0.2)	$(3.1)	$(3.3)

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

During 2014, we did not record any goodwill impairment charges as a result of our annual impairment test and none of the goodwill associated with our various reporting units were considered at risk of impairment as of October 31, 2014. Since the date of our last annual goodwill impairment test, there have been no material developments, events, changes in operating performance or other circumstances that would cause management to believe it is more likely than not that the fair value of any of our reporting units would be less than its carrying amount.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2014

During step one of our annual goodwill impairment test, we determined that the fair value of certain intangible assets was less than the carrying value and as a result recognized a non-cash other intangibles impairment charge of $0.9 million during the fourth quarter of 2014. In addition, we recorded impairment charges of $2.2 million related to intangibles associated with those care centers that were closed or consolidated during 2014 as discussed in Note 11 – Exit and Restructuring Activities. These impairments did not have any impact on our compliance with our debt covenant or on our cash flows.

During the fiscal year 2013, we recognized the following: a non-cash goodwill impairment charge of $1.3 million and a non-cash other intangibles impairment charge of $8.2 million. The non-cash goodwill impairment charge related to an investment that we currently consolidate as discussed in Note 1– Nature of Operations, Consolidation and Presentation of Financial Statements. Included in the non-cash other intangibles impairment charge discussed above is $4.6 million recognized during step one of our 2013 annual goodwill impairment test and $3.6 million related to intangibles associated with those care centers that were closed or consolidated during 2013 as discussed in Note 11 – Exit and Restructuring Activities.

During the fiscal year 2012, we recognized the following: a non-cash goodwill impairment charge of $157.9 million, a non-cash other intangibles impairment charge of $4.2 million and a deferred tax benefit of $37.0 million. The goodwill impairment charge primarily resulted from a further decline in our market capitalization and the other intangibles impairment charge was due to a change in the fair value of various non-amortizable licenses and trade names. Included in the non-cash goodwill and other intangibles impairment charges discussed above is $17.4 million and $3.1 million, respectively, related to a consolidated investment as a result of a significant decline in the projected operating forecasts during the fourth quarter of 2012. These impairments did not have any impact on our compliance with our debt covenants or on our cash flows.

The following tables summarize the activity related to our goodwill for the 2014, 2013 and 2012 (amounts in millions):

	Goodwill
	Home Health	Hospice	Total
Balances at December 31, 2011	$152.5	$182.2	$334.7
Additions	23.6	9.2	32.8
Impairment	(157.9)	—	(157.9)

Balances at December 31, 2012	18.2	191.4	209.6
Additions	0.1	0.9	1.0
Write-off (1)	(0.4)	—	(0.4)
Impairment	(1.3)	—	(1.3)

Balances at December 31, 2013	16.6	192.3	208.9
Write-off (1)	(0.1)	(3.2)	(3.3)

Balances at December 31, 2014	$16.5	$189.1	$205.6

(1)	Write-off of goodwill related to the sale of care centers as discussed in Note 11 – Exit and Restructuring Activities.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2014

The following summarizes the activity related to our other intangible assets, net for 2014, 2013 and 2012 (amounts in millions):

	Other Intangible Assets, Net
	Certificates of Need and Licenses	Acquired Names of Business(1)	Non-Compete Agreements & Reacquired Franchise Rights	Total
Balances at December 31, 2011	$34.0	$11.8	$4.2	$50.0
Additions	3.6	—	0.4	4.0
Impairment	(3.9)	(0.3)	—	(4.2)
Amortization	—	—	(2.8)	(2.8)

Balances at December 31, 2012	33.7	11.5	1.8	47.0
Additions	0.6	—	—	0.6
Write-off (1)	(1.1)	—	—	(1.1)
Impairment	(7.8)	(0.4)	—	(8.2)
Amortization	—	—	(1.6)	(1.6)

Balances at December 31, 2013	25.4	11.1	0.2	36.7
Additions	—	—	—	—
Write-off (1)	(0.2)	—	—	(0.2)
Impairment	(2.1)	(1.0)	—	(3.1)
Amortization	—	—	(0.2)	(0.2)

Balances at December 31, 2014	$23.1	$10.1	$0.0	$33.2

(1)	Write-off of intangible assets related to the sale of care centers as discussed in Note 11 – Exit and Restructuring Activities.

Our amortizable intangible assets were fully amortized during 2014; only unamortized intangible assets remain as of December 31, 2014.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2014

5. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts is presented below (amounts in millions):

	As of December 31,
	2014	2013
Other current assets:
Payroll tax escrow	$1.0	$1.2
Medicare withholds	0.1	0.9
Income tax receivable	15.0	5.7
Due from joint ventures	1.4	1.5
Other	2.2	1.5

	$19.7	$10.8

Other assets:
Workers’ compensation deposits	$0.3	$0.2
Health insurance deposits	1.2	1.2
Other miscellaneous deposits	0.7	0.9
Deferred financing fees	2.8	2.2
Investments	23.8	16.9
Other	4.4	4.9

	$33.2	$26.3

Accrued expenses:
Health insurance	$11.2	$12.2
Workers’ compensation	19.8	16.5
Legal and other settlements	5.2	6.2
Lease liability	0.8	1.8
Charity care	0.7	0.6
Estimated Medicare cap liability	2.8	4.0
Other	15.8	16.3

	$56.3	$57.6

Other long-term obligations:
Reserve for uncertain tax positions	$0.5	$3.9
Deferred compensation plan liability	3.3	3.4
Other	1.5	1.2

	$5.3	$8.5

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2014

6. LONG-TERM OBLIGATIONS

Long-term debt consisted of the following for the periods indicated (amounts in millions):

	As of December 31,
	2014	2013
$60.0 million Term Loan; $3.0 million principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (3.17% at December 31, 2014); due October 26, 2017	$33.0	$45.0
$120.0 million Revolving Credit Facility; interest only quarterly payments; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (3.17% at December 31, 2014); due October 26, 2017	15.0	—
$70.0 million Second Lien Loan; interest only quarterly payments; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (8.50% at December 31, 2014); due July 28, 2020	70.0	—
Discount on Second Lien Loan	(1.6)	—
Promissory notes	—	1.9

	116.4	46.9
Current portion of long-term obligations	(12.0)	(13.9)

Total	$104.4	$33.0

Maturities of debt as of December 31, 2014 are as follows (amounts in millions):

Long-term obligations
2015	$12.0
2016	12.0
2017	24.0
2018	—
2019	—
Future years	70.0

$118.0

Credit Agreement

On July 28, 2014, we entered into the fourth amendment to our Credit Agreement which amends our existing Credit Agreement dated as of October 26, 2012, to add certain covenants, representations and other provisions in the Credit Agreement to, among other things, allow for our entry into the Second Lien Credit Agreement and gain operational flexibility in terms of financial covenants and uses of capital. The original Credit Agreement provided for senior unsecured facilities in an initial aggregate principal amount of up to $225 million (the “Credit Facilities”). The Credit Facilities are comprised of (a) a term loan facility in an initial aggregate principal amount of $60 million (the “Term Loan”); and (b) a revolving credit facility in an initial aggregate principal amount of up to $165 million (the “Revolving Credit Facility), that was downsized to $120 million upon entering into the fourth amendment.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2014

The Term Loan began amortizing December 31, 2012 in 20 equal quarterly installments of $3.0 million (subject to adjustment for prepayments), with the remaining balance due upon maturity. The final maturity of the Term Loan and the Revolving Credit Facility is October 26, 2017.

The interest rate in connection with the Credit Facilities as amended on July 28, 2014, shall be selected from the following by us: (i) the ABR Rate plus the Applicable Margin (the “Base Rate Advance”) or (ii) the Eurodollar Rate plus the Applicable Margin (the “Eurodollar Rate Advance”). The ABR Rate means the greatest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% per annum and (c) the Eurodollar Rate for an interest period of one month plus 1% per annum. The “Eurodollar Rate” means the rate at which Eurodollar deposits in the London interbank market for an interest period of one, two, three or six months (as selected by us) are quoted. The “Applicable Margin” is based on the total leverage ratio and is presented in the table below. As of December 31, 2014, the Applicable Margin is 1.75% per annum for Base Rate Advances and 2.75% per annum for Eurodollar rate advances. We are also subject to a commitment fee under the terms of the Credit Facilities, as presented in the table below.

Total Leverage Ratio	Margin for ABR Loans	Margin for Eurodollar Loans	Commitment Fee
≥ 2.50	2.25%	3.25%	0.50%
< 2.50 and ≥ 2.00	2.00%	3.00%	0.50%
< 2.00 and ≥ 1.50	1.75%	2.75%	0.50%
< 1.50	1.50%	2.50%	0.45%

Our weighted average interest rate for our five year $60.0 million Term Loan, under our existing senior secured Credit Agreement, was 3.4% for 2014 and 2.8% for 2013. Our weighted average interest rate for our $120.0 million Revolving Credit Facility, as amended by the fourth amendment to our Credit Agreement, was 3.4% for 2014.

Our existing senior secured Credit Agreement, as amended on July 28, 2014, as well as the Second Lien Credit Agreement requires us to meet three financial covenants including limiting total leverage and senior secured leverage and requiring minimum coverage of fixed charges. Total leverage is a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and senior secured leverage is a ratio of total senior secured debt to EBITDA. The final covenant is a fixed charge coverage ratio of adjusted EBITDA plus rent expense (“EBITDAR”) (less capital expenditures less cash taxes) to scheduled debt repayments plus interest expense plus rent expense. These thresholds vary over the term of the credit facility. As of December 31, 2014, our total leverage ratio was 1.5, our senior secured leverage ratio was 0.7 and our fixed charge coverage ratio was 2.3 and we are in compliance with the existing senior secured Credit Agreement. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.

Pursuant to the Security Agreement, as of the effective date of the fourth amendment, the Credit Agreement is secured by substantially all of our and our wholly-owned subsidiaries’ non-real estate assets (subject to exceptions for certain immaterial subsidiaries), including all of the stock of our wholly-owned subsidiaries that are corporations, equity interests in our wholly-owned subsidiaries that are not corporations, our equity interests in our joint ventures and our investments. If an event of default occurs under the Credit Agreement, the Agent may, upon the request of a specified percentage of the Lenders, exercise remedies with respect to the collateral, including, in some instances, taking possession of or selling personal property assets, collecting accounts receivables, or exercising proxies to take control of the pledged stock and other equity interests.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2014

As of December 31, 2014, our availability under our $120.0 million Revolving Credit Facility as amended by the fourth amendment to our existing senior secured Credit Agreement, was $85.7 million as we had $19.3 million outstanding in letters of credit.

Second Lien Credit Agreement

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

The arranger of the Second Lien Agreement was KKR Capital Markets LLC (the “Arranger”). Nathaniel M. Zilkha, a member of our Board, is a member of KKR Management LLC, which is an affiliate of each of the Arranger and KKR Asset Management LLC (“KAM”), a substantial shareholder of our Company. The Arranger received a fee of $0.7 million in connection with the closing of the Second Lien Agreement.

The proceeds of the Second Lien Agreement of $68.3 million were used to pay off a portion of the revolving credit balances under our existing senior secured Credit Agreement dated as of October 26, 2012 and related costs. The final maturity date of the term loan under the Second Lien Agreement is July 28, 2020. There is no amortization associated with the Second Lien Agreement, with the full $70.0 million due at final maturity. A prepayment penalty in the amount of 2.0% of the prepaid principal is required if the payment is made on or prior to the first anniversary of the agreement date. A prepayment penalty in the amount of 1.0% of the prepaid principal is required if the payment is made on or prior to the second year anniversary of the agreement date. There is no prepayment penalty during the remaining life of the loan.

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

Our weighted average interest rate for our Second Lien Loan under the Second Lien Credit Agreement was 8.5% for 2014.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2014

7. INCOME TAXES

Income taxes attributable to continuing operations consist of the following (amounts in millions):

	For the Years Ended December 31,
	2014	2013	2012
Current income tax expense/(benefit):
Federal	$(13.9)	$(2.0)	$9.8
State and local	(1.1)	0.3	1.4

	(15.0)	(1.7)	11.2

Deferred income tax expense/(benefit):
Federal	21.0	(43.2)	(25.7)
State and local	1.6	(13.9)	(5.5)
Foreign	0.1	—	—

	22.7	(57.1)	(31.2)

Income tax expense/(benefit)	$7.7	$(58.8)	$(20.0)

A reconciliation of significant differences between the reported amount of income tax expense and the expected amount of income tax expense that would result from applying the U.S. federal statutory income tax rate of 35 percent to income before taxes from continuing operations is as follows:

	For the Years Ended December 31,
	2014	2013	2012
Income tax expense/(benefit) at U.S. federal statutory rate	35.0%	(35.0)%	(35.0)%
State and local income taxes, net of federal income tax benefit	5.8	(4.4)	(2.4)
Valuation allowance	1.5	—	0.1
Tax credits	(8.4)	(1.2)	(2.1)
Goodwill impairment	—	0.3	20.9
Nondeductible expenses and other, net	2.7	2.0	1.1

Income tax expense/(benefit)	36.6%	(38.3)%	(17.4)%

As of December 31, 2014 and 2013, the Company had income taxes receivable of $15.0 million and $5.7 million, respectively, included in other current assets. The $15.0 million receivable at December 31, 2014, primarily includes a U.S. federal tax receivable of $14.3 million from the carry back of U.S. federal net operating losses to December 31, 2011 and 2012.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2014

Deferred tax assets (liabilities) consist of the following components (amounts in millions):

	As of December 31,
	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$5.6	$5.6
Accrued expenses	1.2	1.1
Settlement Accrual	—	59.3
Workers’ compensation	8.1	7.0
Amortization of intangible assets	89.2	102.6
Share-based compensation	3.3	3.9
Net operating loss carryforwards	59.3	5.3
Tax credit carryforwards	2.6	2.1
Other	1.8	1.4

Gross deferred tax assets	171.1	188.3
Less: valuation allowance	(0.6)	(0.2)

Net deferred tax assets	170.5	188.1

Deferred tax (liabilities):
Property and equipment	(31.3)	(24.1)
Deferred revenue	(16.8)	(18.5)

Gross deferred tax (liabilities)	(48.1)	(42.6)

Net deferred tax assets (liabilities)	$122.4	$145.5

Classification in the consolidated balance sheet (amounts in millions):

	As of December 31,
	2014	2013
Current deferred tax assets	$—	$55.3
Current deferred tax liabilities	(2.4)	—
Noncurrent deferred tax assets	124.8	90.2
Noncurrent deferred tax liabilities	—	—

Net deferred tax assets (liabilities)	$122.4	$145.5

As of December 31, 2014, we have U.S. net operating loss (“NOL”) carry forwards of $139.0 million that are available to reduce future taxable income. In addition, we have $1.0 million of various U.S. tax credits available to reduce future taxable income. The U.S. NOL and tax credit carry forwards begin to expire in 2034.

As of December 31, 2014, we have state NOL carry forwards of $299.0 million that are available to reduce future taxable income. In addition, we have $2.9 million of various state tax credits available to reduce future taxable income. The state NOL and tax credit carry forwards begin to expire at various times.

As of December 31, 2014, we have Puerto Pico NOL carry forwards of $0.7 million that are available to reduce future taxable income. The Puerto Rico NOL carry forwards begin to expire in 2018.

Management has decided that a valuation allowance related to state NOL carry forwards and state tax credit carry forwards is necessary. As of December 31, 2014, the valuation allowance includes $0.1 million related to state

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2014

NOL carry forwards and $0.4 million related to state tax credit carry forwards. The valuation allowance included $0.2 million related to state NOL carry forwards as of December 31, 2013. The net change in the total valuation allowance for the year ended December 31, 2014 was an increase of $0.3 million; there was no change in the total valuation allowance for the year ended December 31, 2013.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income before the expiration of the carry forwards governed by the tax code. Based on the current level of pretax earnings, the Company will generate the minimum amount of future taxable income to support the realization of the deferred tax assets. As a result, management believes that it is more likely than not that we will realize the benefits of these deferred tax assets, net of the existing valuation allowances at December 31, 2014. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

Uncertain Tax Positions

We account for uncertain tax positions in accordance with the authoritative guidance for uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in millions):

	For the Years Ended December 31,
	2014	2013
Balance at beginning of period	$3.9	$0.4
Additions for tax positions related to current year	0.3	—
Additions for tax positions related to prior year	—	3.5
Reductions for tax positions related to prior years	—	—
Lapse of statute of limitations	(0.2)	—
Settlements	—	—

Balance at end of period	$4.0	$3.9

As of December 31, 2014, there are $0.5 million and $3.5 million of unrecognized tax benefits recorded in other long-term obligations and deferred income taxes, respectively, within the consolidated balance sheet.

Included in the balance of unrecognized tax benefits at December 31, 2014 is $4.0 million of tax benefits that, if recognized in future periods, would impact our effective tax rate.

During the years ended December 31, 2014 and 2013, we recognized interest and penalties of $0.1 million and less than $0.1 million, respectively, as components of penalties or interest expense in connection with our reserve for uncertain tax positions. Interest and penalties, related to uncertain tax positions, included in the consolidated balance sheet at December 31, 2014 and 2013 were less than $0.1 million for each year.

We are subject to income taxes in the U.S. and in many of the 50 individual states, with significant operations in Louisiana, Alabama, Georgia, and Tennessee. In addition, we are subject to income taxes in Puerto Rico. We are

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2014

open to examination in the U.S. and in various individual states for tax years ended December 31, 2011 through December 31, 2014. We are also open to examination in various states for the years ended 2001 – 2014 resulting from net operating losses generated and available for carry forward from those years.

8. CAPITAL STOCK AND SHARE-BASED COMPENSATION

We are authorized by our Certificate of Incorporation to issue 60,000,000 shares of common stock, $0.001 par value and 5,000,000 shares of preferred stock, $0.001 par value. As of December 31, 2014, there were 34,569,526 and 33,594,572 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued or outstanding. Our Board of Directors is authorized to fix the dividend rights and terms, conversion and voting rights, redemption rights and other privileges and restrictions applicable to our preferred stock.

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

Equity-based awards may be granted for a number of shares not to exceed, in the aggregate, approximately 4.0 million shares of common stock, and we had approximately 1.3 million shares available at December 31, 2014. The price per share for stock options shall be of no less than the greater of (a) 100% of the fair value of a share of common stock on the date the option is granted or (b) the aggregate par value of the shares of our common stock on the date the option is granted. If a stock option is granted to any owner of 10% or more of our total combined voting power of us and our subsidiaries, the price is to be at least 110% of the fair value of a share of our common stock on the date the award is granted. Each equity-based award vests ratably over a 12 month-to-five year period, with the exception of those issued under contractual arrangements that specify otherwise, that may be exercised during a period as determined by our Compensation Committee or as otherwise approved by our Compensation Committee. The contractual terms of stock options exercised shall not exceed ten years from the date such option is granted.

Employee Stock Purchase Plan (“ESPP”)

We have a plan whereby our eligible employees may purchase our common stock at 85% of the market price at the time of purchase. On June 7, 2012, our stockholders ratified an amendment adopted by our Board of Directors to increase the total number of shares of our common stock authorized for the issuance under our ESPP

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2014

from 2,500,000 shares to 4,500,000 shares, and as of December 31, 2014, there were 1,600,472 shares available for future issuance. The following is a detail of the purchases that were made or pending Board of Director approval under the plan:

Employee Stock Purchase Plan Period	Shares Issued	Price
2012 and Prior	2,485,604	$13.95
January 1, 2013 to March 31, 2013	90,799	9.45
April 1, 2013 to June 30, 2013	75,126	9.86
July 1, 2013 to September 30, 2013	50,982	14.63
October 1, 2013 to December 31, 2013	52,826	12.44
January 1, 2014 to March 31, 2014	52,718	12.66
April 1, 2014 to June 30, 2014	38,679	14.23
July 1, 2014 to September 30, 2014	32,573	17.14
October 1, 2014 to December 31, 2014	20,221	24.95

	2,899,528

ESPP expense included in general and administrative expense in our accompanying consolidated statements of operations was $0.4 million, $0.5 million and $0.7 million for 2014, 2013 and 2012, respectively.

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of our stock options. There were no stock options granted during 2013 or 2012; there were 250,000 options granted during the fourth quarter of 2014. Stock option compensation expense included in general and administrative expense in our accompanying consolidated statements of operations was $0.1 million for 2014.

The fair value of the 2014 award was estimated using the following assumptions:

Risk Free Rate	2.07%
Expected Volatility	50.55%
Expected Term	6.25 years
Fair Value	$ 13.50

The following table presents our stock option activity for 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding options at January 1, 2014	194,493	$22.62	0.83
Granted	250,000	26.65
Exercised	(28,229)	19.97
Canceled, forfeited or expired	(138,728)	22.86

Outstanding options at December 31, 2014	277,536	$26.40	8.99

Exercisable options at December 31, 2014	27,536	$24.14	0.18

The aggregate intrinsic value of our outstanding options and exercisable options at December 31, 2014 was $0.8 million and $0.2 million, respectively. Total intrinsic value of options exercised was $0.1 million, $0.2 million and $0.1 million for 2014, 2013 and 2012, respectively.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2014

The following table presents our non-vested stock option award activity for 2014:

	Number of Shares	Weighted average grant date fair value
Non-vested stock options at January 1, 2014	—	$—
Granted	250,000	26.65
Vested	—	—
Forfeited	—	—

Non-vested stock options at December 31, 2014	250,000	$26.65

At December 31, 2014, there was $3.3 million of unrecognized compensation cost related to stock options that we expect to be recognized over a weighted-average period of 2.5 years.

Non-Vested Stock

We issue shares of non-vested stock with vesting terms ranging from one to five years. The compensation expense is determined based on the market price of our common stock at the date of grant applied to the total number of shares that are anticipated to fully vest. Non-vested stock compensation expense included in general and administrative expenses in our accompanying consolidated statements of operations was $4.6 million, $5.2 million and $6.4 million for 2014, 2013 and 2012, respectively.

The following table presents our non-vested stock award activity for 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at January 1, 2014	773,491	$13.56
Granted	774,118	16.38
Vested	(375,144)	15.68
Canceled, forfeited or expired	(254,506)	13.20

Non-vested stock at December 31, 2014	917,959	$15.17

The weighted average grant date fair value of non-vested stock granted was $16.38, $10.91 and $14.01 in 2014, 2013, and 2012, respectively.

At December 31, 2014, there was $8.7 million of unrecognized compensation cost related to non-vested stock award payments that we expect to be recognized over a weighted average period of 1.8 years.

Non-Vested Stock Units – Service-Based and Performance-Based Awards

We issue non-vested stock unit awards that are service-based, performance-based or a combination of both with vesting terms ranging from three to four years. Based on the terms and conditions of these awards, we determine if the awards should be recorded as either equity or liability instruments. The compensation expense is determined based on the market price of our common stock at the date of grant, applied to the total number of units that are anticipated to vest, unless the award specifies differently. We did not recognize any compensation expense related to performance-based non-vested stock units during 2014 or 2013. Non-vested stock units

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2014

compensation expense included in general and administrative expenses in our accompanying consolidated statements of operations was $0.1 million for 2012. We account for such awards similar to our non-vested stock awards; however, no shares of stock are issued to the recipient until the stock unit awards have vested and after the pre-determined delivery date has occurred.

The weighted average grant date fair value of non-vested stock units granted was $56.99 in 2012. These non-vested stock units were granted as the result of the achievement of the performance-based objectives established by the 2010 performance-based awards. The performance-based objectives established by the 2013 and 2012 awards were not satisfied and as a result, there were no stock units awarded. At December 31, 2014, there was no unrecognized compensation cost related to our performance-based non-vested stock units.

Non-Vested Stock Units – Service-Based and Market-Based Awards

During the second quarter of 2013, we awarded market-based awards to certain employees. The target level established by the award, which is based on our average December 2015 stock price, provided for the recipients to receive 417,330 non-vested stock units if the target is achieved. If the target objective is surpassed to the point of achieving the projected maximum payout, the recipients would receive 667,728 non-vested stock units. The target number of shares to be potentially awarded has been reduced by forfeitures as indicated in the table below.

For market-based awards, the effect of the market condition is reflected in the fair value of the awards at the date of grant using a Monte-Carlo simulation model. A Monte-Carlo simulation model estimates the fair value of the market-based award based upon the expected term, risk-free interest rate and expected volatility. Compensation expense for market-based awards is recognized over the vesting period regardless of whether the market conditions are expected to be achieved. Non-vested stock units compensation expense included in general and administrative expenses in our accompanying consolidated statements of operations was $0.5 and $0.8 million for 2014 and 2013, respectively. The fair value of the 2013 award was estimated using the following assumptions:

Forward Interest Rate	0.327% – 1.460%
Expected Volatility	54.38%
Requisite Service Period	3 years
Fair Value	$ 10.51

The following table presents our non-vested stock units activity for 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at January 1, 2014	389,816	$10.51
Granted	—	—
Vested	—	—
Canceled, forfeited or expired	(164,071)	10.51

Non-vested stock units at December 31, 2014	225,745	$10.51

The weighted average grant date fair value of non-vested stock units granted was $10.51 in 2013.

At December 31, 2014, there were $1.1 million in unrecognized compensation costs related to our market-based non-vested stock units that we expect to be recognized over a weighted average period of 1.2 years.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2014

9. COMMITMENTS AND CONTINGENCIES

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

On May 3, 2013, the Co-Lead Plaintiffs appealed the dismissal of the Securities Complaint to the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”). On October 2, 2014, a three-judge panel of the Fifth Circuit issued a decision reversing the District Court’s dismissal of the Securities Complaint. On October 16, 2014, all defendants filed a petition with the Fifth Circuit to review the three-judge panel’s decision en banc, or as a whole court. On December 29, 2014, the Fifth Circuit denied the defendants’ motion for en banc review of the Fifth Circuit panel’s decision reversing the District Court’s dismissal of the case. The case now returns to the District Court for further proceedings. No assurances can be given as to the timing or outcome of this matter.

Corporate Integrity Agreement

On April 23, 2014, with no admissions of liability on our part, we entered into a settlement agreement with the U.S. Department of Justice relating to certain of our clinical and business operations. Concurrently with our entry into this agreement, we entered into a corporate integrity agreement (“CIA”) with the Office of Inspector General-HHS. The CIA formalizes various aspects of our already existing ethics and compliance programs and contains other requirements designed to help ensure our ongoing compliance with federal health care program

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2014

requirements. Among other things, the CIA requires us to maintain our existing compliance program and compliance committee and compliance committee of the Board of Directors; provide certain compliance training; continue screening new and current employees against certain lists to ensure they are not ineligible to participate in federal health care programs; engage an independent review organization to perform certain auditing and reviews and prepare certain reports regarding our compliance with federal health care programs, our billing submissions to federal health care programs and our compliance and risk mitigation programs; and provide certain reports and management certifications to Office of Inspector General-HHS. Among other things, the CIA requires that we report substantial overpayments that we discover we have received from federal health care programs, as well as probable violations of federal health care laws. Upon breach of the CIA, we could become liable for payment of certain stipulated penalties, or could be excluded from participation in federal health care programs. The corporate integrity agreement has a term of five years.

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

On September 10, 2014, the plaintiffs in the Connecticut case filed a motion for leave to amend their complaint to add a new claim under the Kentucky Wage and Hour Act (“KWHA”) alleging that the Company did not pay certain home health clinicians working in the Commonwealth of Kentucky all of the overtime wages they were owed, either because the Company misclassified them as exempt from overtime or, while treating them as overtime eligible, did not properly pay them overtime for all hours worked over 40 in a week. On behalf of themselves and a class of current and former employees they allege are similarly situated, plaintiffs seek attorneys’ fees, back wages and liquidated damages going back five years before the filing of their original complaint under the KWHA. On October 1, 2014, the Company filed an opposition to the plaintiffs’ motion to amend. On October 15, 2014, plaintiffs filed a reply brief in support of their motion. On December 12, 2014, the

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2014

Court granted the plaintiffs’ motion to amend the complaint to add the claims under the KWHA. The Company and the plaintiffs have agreed to explore the possibility of a mediated settlement of the Connecticut case, and on February 23, 2015 filed a joint motion to stay proceedings for six months while they pursue this process, which was granted by the Court on February 24, 2015. There can be no assurance that the proposed mediation process will lead to a resolution of this matter.

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

Computer Inventory and Data Security Reporting

On March 1 and March 2, 2015, we provided official notice under Federal and state data privacy laws concerning the outcome of an extensive risk management process to locate and verify our large computer inventory. The process identified approximately 142 encrypted computers and laptops for which reports were required under federal and state data privacy laws. We have no indication of external hacking into our network, and no evidence that any patients or former patients have suffered any actual harm. Depending on the device, the patient information included any or all of the following: name, address, Social Security number, date of birth, insurance ID numbers, medical records and other personally identifiable data. The devices at issue were originally assigned to Company clinicians and other team members who left the Company between 2011 and 2014, and represent approximately 0.3% of the total number of devices that were used at the Company during that time period. We reported these devices to the U.S. Department of Health and Human Services, state agencies, and approximately 6,909 individuals whose information may be involved, as required under applicable law and in an abundance of caution because we could not rule out unauthorized access to patient data on the devices. We understand that the Office of Civil Rights, U.S. Department of Health and Human Services (“OCR”), will review our compliance with applicable laws, as is typical for any data breach involving more than 500 individuals. Once such a review, or any other regulatory review, is formally commenced, we intend to cooperate with OCR and any other applicable regulatory authorities.

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

December 31, 2014

Third Party Audits

From time to time, in the ordinary course of business, we are subject to audits under various governmental programs in which third party firms engaged by CMS conduct extensive review of claims data to identify potential improper payments under the Medicare program.

In January 2010, our subsidiary that provides home health services in Dayton, Ohio received from a Medicare Program Safeguard Contractor (“PSC”) a request for records regarding 137 claims submitted by the subsidiary paid from January 2, 2008 through November 10, 2009 (the “Claim Period”) to determine whether the underlying services met pertinent Medicare payment requirements. Based on the PSC’s findings for 114 of the claims, which were extrapolated to all claims for home health services provided by the Dayton subsidiary paid during the Claim Period, on March 9, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment of approximately $5.6 million. We dispute these findings, and our Dayton subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. Most recently, a consolidated administrative law judge (“ALJ”) hearing was held in late March 2013. In January 2014, the ALJ found fully in favor of our Dayton subsidiary on 74 appeals and partially in favor of our Dayton subsidiary on eight appeals. Taking into account the ALJ’s decision, certain determinations that our Dayton subsidiary decided not to appeal as well as certain determinations made by the MAC, of the 114 claims that were originally extrapolated by the MAC, 76 claims have now been decided in favor of our Dayton subsidiary in full, 10 claims have been decided in favor of our Dayton subsidiary in part, and 28 claims have been decided against or not appealed by our Dayton subsidiary. The ALJ has ordered the MAC to recalculate the extrapolation amount based on the ALJ’s decision. The Medicare Appeals Council can decide on its own motion to review the ALJ’s decisions. As of December 31, 2014, we have recorded no liability with respect to the pending appeals as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a Zone Program Integrity Contractor (“ZPIC”) a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the MAC for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. Most recently, an ALJ hearing was held in early January 2015. No assurances can be given as to the timing or outcome of the ALJ’s decision. The current alleged extrapolated overpayment is $6.1 million. In the event we pay any amount of this alleged overpayment, we are indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. As of December 31, 2014, we have recorded no liability for this claim as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

Operating Leases

We have leased office space at various locations under non-cancelable agreements that expire between 2015 and 2021, and require various minimum annual rentals. Our typical operating leases are for lease terms of one to seven years and may include, in addition to base rental amounts, certain landlord pass-through costs for our pro-rata share of the lessor’s real estate taxes, utilities and common area maintenance costs. Some of our operating leases contain escalation clauses, in which annual minimum base rentals increase over the term of the lease.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2014

Total minimum rental commitments as of December 31, 2014 are as follows (amounts in millions):

2015	$20.4
2016	14.2
2017	9.0
2018	4.7
2019	1.8
Future years	0.3

Total	$50.4

Future rental commitments for our discontinued operations locations amounted to $0.3 million as of December 31, 2014. Rent expense for non-cancelable operating leases was $26.5 million, $29.8 million and $30.7 million for 2014, 2013 and 2012.

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

	As of December 31,
Type of Insurance	2014	2013
Health insurance	$11.2	$12.2
Workers’ compensation	20.8	17.7
Professional liability	3.9	4.7

	35.9	34.6
Less: long-term portion	(1.0)	(1.2)

	$34.9	$33.4

The retention limit per claim for our health insurance, worker’s compensation and professional liability is $0.9 million, $0.5 million and $0.3 million, respectively.

Employment Contracts

We have commitments related to employment contracts with a number of our senior executives. These contracts generally commit us to pay severance benefits under certain circumstances.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2014

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

During 2014, 2013 and 2012, our match of contributions to be made to each eligible employee contribution is $0.375 for every $1.00 of contribution made up to the first 6% of their salary. The match is discretionary and thus is subject to change at the discretion of management. These contributions are made in the form of our common stock, valued based upon the fair value of the stock as of the end of each calendar quarter end. We expensed approximately $6.2 million, $7.8 million and $9.7 million for 2014, 2013 and 2012, respectively.

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

Effective January 1, 2015, all prospective salary deferrals will cease. Participants will be allowed to make transactions with any remaining account balances as they wish per plan guidelines.

11. EXIT AND RESTRUCTURING ACTIVITIES

As of December 31, 2013, we reported three home health care centers as held for sale. During 2014, we sold assets associated with two of these care centers for cash consideration of approximately $0.8 million and recognized a gain of approximately $0.8 million which is included in discontinued operations. The remaining care center classified as held for sale was consolidated with a care center servicing the same market during 2014.

During 2014, the Company sold its interest in five home health and four hospice care centers in Wyoming and Idaho for approximately $5.0 million and recognized a gain of $2.1 million. We also exited our hospice inpatient unit in New Hampshire and recognized a loss of $0.5 million.

In addition to the exit activity related to the care centers mentioned above, we consolidated 21 operating home health care centers and four operating hospice care centers with care centers servicing the same markets and

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2014

closed 22 home health care centers and four hospice care centers during 2014. In connection with these care centers, we recorded non-cash charges of $2.2 million in other intangibles impairment expense related to the write-off of intangible assets, $2.1 million in other general and administrative expenses related to lease termination costs and $2.1 million in salaries and benefits related to severance costs. These care centers were not concentrated in certain selected geographical areas and did not meet the criteria to be classified as discontinued operations in accordance with applicable accounting guidance.

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

We also reported 28 care centers as held for sale and sold assets associated with 17 of these home health care centers for cash consideration of approximately $1.4 million and recognized a gain of approximately $0.7 million which is included in discontinued operations. We closed eight of our home health care centers previously classified as held for sale and recorded charges of $0.1 million for the write-off of intangible assets and $0.5 million related to lease termination costs which are included in discontinued operations. Three of these home health care centers remained classified as held for sale as of December 31, 2013.

In addition to the sale and available for sale care centers mentioned above, we consolidated 41 operating home health care centers and five operating hospice care centers with care centers servicing the same markets and closed two home health care centers as of December 31, 2013. In connection with these care centers, we recorded charges of $3.6 million in goodwill and other intangibles impairment expense related to the write-off of intangible assets, $1.5 million in other general and administrative expenses related to lease termination costs and $1.8 million in salaries and benefits related to severance costs during 2013.

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

The care centers that were closed or sold in 2013 and 2012 are presented in discontinued operations in our consolidated financial statements. See Note 3 – Discontinued Operations and Assets Held For Sale for additional information.

Restructuring Activity

During 2014, we restructured our regional leadership and corporate support functions. As such, we recorded charges of $3.4 million in salaries and benefits related to severance costs. In addition, on February 20, 2014, William F. Borne stepped down from his positions as Chief Executive Officer, Chairman and a member of our Board of Directors and we recorded charges of $2.3 million in salaries and benefits related to severance costs.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2014

Our reserve activity for our 2014, 2013 and 2012 exit and restructuring activity is as follows (amounts in millions):

	2014 Exit Activity		2013 Exit Activity		2012 Exit Activity
	Lease Termination	Severance	Lease Termination	Severance	Lease Termination	Severance
Balances at December 31, 2011	$—	$—	$—	$—	$—	$—
Charge in 2012	—	—	—	—	0.9	0.1
Cash expenditures in 2012	—	—	—	—	(0.3)	(0.1)

Balances at December 31, 2012	—	—	—	—	0.6	—
Charge in 2013	—	—	2.0	1.8	—	—
Cash expenditures in 2013	—	—	(0.5)	(0.5)	(0.5)	—

Balances at December 31, 2013	—	—	1.5	1.3	0.1	—
Charge in 2014	2.1	7.8	—	—	—	—
Cash expenditures in 2014	(1.6)	(5.5)	(1.2)	(1.3)	(0.1)	—

Balances at December 31, 2014	$0.5	$2.3	$0.3	$—	$—	$—

12. VALUATION AND QUALIFYING ACCOUNTS

The following table summarizes the activity and ending balances in our allowance for doubtful accounts and estimated revenue adjustments (amounts in millions):

Allowance for Doubtful Accounts

Year end	Balance at Beginning of Year	Provision for Doubtful Accounts(1)	Write-Offs	Balance at End of Year
2014	$14.2	$16.4	$(16.3)	$14.3
2013	21.0	16.4	(23.2)	14.2
2012	17.4	21.7	(18.1)	21.0

(1)	Includes $0.1 million, $0.6 million and $0.7 million from discontinued operations for the years ended December 31, 2014, 2013 and 2012, respectively.

Estimated Revenue Adjustments

Year end	Balance at Beginning of Year	Provision for Estimated Revenue Adjustments(1)	Write-Offs	Balance at End of Year
2014	$3.9	$5.1	$(5.9)	$3.1
2013	6.4	9.4	(11.9)	3.9
2012	6.8	10.6	(11.0)	6.4

(1)	Includes $0.1 million, $0.4 million and $0.7 million from discontinued operations for the years ended December 31, 2014, 2013 and 2012, respectively.

13. SEGMENT INFORMATION

Our operations involve servicing patients through our two reportable business segments: home health and hospice. Our home health segment delivers a wide range of services in the homes of individuals who may be

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2014

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

	For the Year Ended December 31, 2014
	Home Health	Hospice	Other	Total
Net service revenue	$956.9	$247.6	$—	$1,204.5
Cost of service, excluding depreciation and amortization	559.4	131.7	—	691.1
General and administrative expenses	269.0	58.3	114.4	441.7
Provision for doubtful accounts	14.8	1.5	—	16.3
Depreciation and amortization	9.0	2.1	17.2	28.3
Goodwill and other intangibles impairment charge	1.6	1.5	—	3.1

Operating expenses	853.8	195.1	131.6	1,180.5

Operating income (loss)	$103.1	$52.5	$(131.6)	$24.0

	For the Year Ended December 31, 2013
	Home Health	Hospice	Other	Total
Net service revenue	$987.7	$261.6	$—	$1,249.3
Cost of service, excluding depreciation and amortization	578.9	139.1	—	718.0
General and administrative expenses	304.8	64.7	104.5	474.0
Provision for doubtful accounts	10.2	5.7	—	15.9
Depreciation and amortization	10.3	2.1	24.5	36.9
U.S. Department of Justice settlement	—	—	150.0	150.0
Goodwill and other intangibles impairment charge	8.5	1.0	—	9.5

Operating expenses	912.7	212.6	279.0	1,404.3

Operating income (loss)	$75.0	$49.0	$(279.0)	$(155.0)

	For the Year Ended December 31, 2012
	Home Health	Hospice	Other	Total
Net service revenue	$1,152.1	$288.7	$—	$1,440.8
Cost of service, excluding depreciation and amortization	661.4	149.3	—	810.7
General and administrative expenses	331.6	71.8	113.3	516.7
Provision for doubtful accounts	17.1	3.9	—	21.0
Depreciation and amortization	13.2	1.5	24.5	39.2
Goodwill and other intangibles impairment charge	161.6	0.5	—	162.1

Operating expenses	1,184.9	227.0	137.8	1,549.7

Operating income (loss)	$(32.8)	$61.7	$(137.8)	$(108.9)

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2014

14. UNAUDITED SUMMARIZED QUARTERLY FINANCIAL INFORMATION

			Net Income (Loss) Attributable to Amedisys, Inc. Common Stockholders(1)
	Revenue	Net Income (Loss) Attributable to Amedisys, Inc.	Basic	Diluted
2014:
1st Quarter(2)(3)	$298.7	$(12.4)	$(0.39)	$(0.39)
2nd Quarter(4)(5)(6)	305.0	7.6	0.24	0.23
3rd Quarter(6)(7)	300.3	8.4	0.26	0.26
4th Quarter(2)	300.5	9.1	0.28	0.28

	$1,204.5	$12.8	$0.39	$0.39

2013:
1st Quarter(8)	$328.6	$2.7	$0.09	$0.09
2nd Quarter(8)(9)	315.9	1.8	0.06	0.06
3rd Quarter(8)(9)(10)	301.3	(91.1)	(2.89)	(2.89)
4th Quarter(8)(9)	303.5	(9.6)	(0.30)	(0.30)

	$1,249.3	$(96.2)	$(3.08)	$(3.08)

(1)	Because of the method used in calculating per share data, the quarterly per share data may not necessarily total to the per share data as computed for the entire year.
(2)	During the first and fourth quarters of 2014, we recognized non-cash other intangibles impairment charges of $1.4 million and $0.6 million, net of income taxes.
(3)

During the first quarter of 2014, we recorded charges for the accrual of various relators’ attorneys’ fees and expenses in connection with the settlement agreement to resolve the U.S. Department of Justice investigation and the Stark Law Self-Referral matter and exit and restructuring activity costs. Net of income taxes, these charges amounted to $2.4 million and $6.1 million, respectively.

(4)	During the second quarter of 2014, we recorded an accrual related to an OIG Self-Disclosure matter. Net of income taxes, this charge amounted to $0.9 million.
(5)	During the second quarter of 2014, we recorded a software write-off in the amount of $0.9 million, net of income taxes.
(6)

Our results for the three months ended June 30, 2014, included a gain related to the sale of care centers in the amount of $1.3 million, net of income taxes. Our results for the three months ended September 30, 2014, included a loss related to the disposal of our in-patient facility in the amount of $0.3 million, net of income taxes.

(7)	During the third quarter of 2014, we recorded a charge related to the write-off of deferred financing fees in the amount of $0.3 million, net of income taxes.
(8)

During each of the four quarters of 2013, we incurred certain costs associated with the U.S. Department of Justice Civil Investigative Demand and other legal matters. Net of income taxes, these costs amounted to $1.2 million, $1.0 million, $0.6 million and $0.5 million for the three-month periods ended March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013, respectively.

(9)	During the second, third and fourth quarters of 2013, we recognized non-cash goodwill and other intangibles impairment charges of $1.4 million, $0.9 million and $3.5 million, net of income taxes.
(10)

During the third quarter of 2013, we recorded a charge for the accrual of the U.S. Department of Justice settlement in the amount of $93.9 million, net of income taxes. Additionally, our results included proceeds received from our Directors’ & Officers’ insurance in the amount of $3.4 million, net of income taxes.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2014, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2014, the end of the period covered by this Annual Report.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded our internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended December 31, 2014, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of December 2014, the end of the period covered by this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Amedisys, Inc.:

We have audited Amedisys, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Amedisys, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Amedisys, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992), issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Amedisys, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 4, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baton Rouge, Louisiana

March 4, 2015

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the 2015 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2015 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2015 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2015 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the 2015 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

		All financial statements as set forth under Part II, Item 8 of this report.

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

AMEDISYS, INC.

By:	/S/ PAUL B. KUSSEROW
Paul B. Kusserow,
President, Chief Executive Officer and
Member of the Board

Date: March 4, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/S/ PAUL B. KUSSEROW Paul B. Kusserow	President, Chief Executive Officer and Member of the Board (Principal Executive Officer)	March 4, 2015

/S/ DALE E. REDMAN Dale E. Redman	Interim Chief Financial Officer (Principal Financial Officer)	March 4, 2015

/S/ SCOTT G. GINN Scott G. Ginn	Senior Vice President of Accounting and Controller (Principal Accounting Officer)	March 4, 2015

/S/ LINDA J. HALL Linda J. Hall	Director	March 4, 2015

/S/ RONALD A. LABORDE Ronald A. LaBorde	Vice Chairman and Member of the Board	March 4, 2015

/S/ JAKE L. NETTERVILLE Jake L. Netterville	Director	March 4, 2015

/S/ PETER F. RICCHIUTI Peter F. Ricchiuti	Director	March 4, 2015

/S/ DONALD A. WASHBURN Donald A. Washburn	Non-Executive Chairman of the Board	March 4, 2015

/s/ NATHANIEL M. ZILKHA Nathaniel M. Zilkha	Director	March 4, 2015

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed and the exhibits marked with a double cross (††) are furnished with this Form 10-K. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through February 24, 2014	The Company’s Annual Report on Form 10-K for the year ended December 31, 2013	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

10.1	Form of Director Indemnification Agreement dated February 12, 2009	The Company’s Annual Report on Form 10-K for the year ended December 31, 2008	0-24260	10.1

10.2*	Amended and Restated Amedisys, Inc. Employee Stock Purchase Plan dated June 7, 2012	The Company’s Current Report on Form 8-K filed June 8, 2012	0-24260	10.1

10.3*	Composite Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan (inclusive of Plan amendments dated June 7, 2012 and October 25, 2012 and the full text of the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan)	The Company’s Annual Report on Form 10-K for the year ended December 31, 2013	0-24260	10.3

10.4*	Form of Nonvested Stock Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	0-24260	10.3

10.5*	Form of Restricted Stock Unit Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	0-24260	10.4

†10.6*	Form of Stock Option Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

†10.7*	Form of Performance Stock Option Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan

† 10.8	Form of Restricted Stock Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan

† 10.9*	Form of Restricted Performance Stock Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan

10.10*	Composite Amedisys, Inc. 1998 Stock Option Plan (inclusive of amendments dated June 10, 2004, June 8, 2006 and June 22, 2006 and the full text of the Amedisys, Inc. 1998 Stock Option Plan)	The Company’s Registration Statement on Form S-8 filed June 22, 2007	333-143967	4.2

10.11*	Composite Director’s Stock Option Plan (inclusive of Plan amendments dated June 10, 2004, and the full text of the Directors Stock Option Plan)	The Company’s Annual Report on Form 10-K for the year ended December 31, 2005	0-24260	10.4

† 10.12*	Employment Agreement dated December 11, 1014 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Paul B. Kusserow

10.13.1*	Employment Agreement dated November 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Ronald A. LaBorde	The Company’s Current Report on Form 8-K filed November 2, 2011	0-24260	10.1

10.13.2*	Amendment No. 1 dated December 29, 2011 to Employment Agreement dated November 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Ronald A. LaBorde	The Company’s Current Report on Form 8-K filed December 30, 2011	0-24260	10.2

10.13.3*	Amendment No. 2 dated December 19, 2012 to Employment Agreement dated November 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Ronald A. LaBorde	The Company’s Annual Report on Form 10-K for the year ended December 31, 2013	0-24260	10.10.3

10.13.4*	Amendment No. 3 dated May 1, 2014 to Employment Agreement dated November 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Ronald A. LaBorde	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	0-24260	10.4

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.14*	Agreement by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Dale E. Redman dated as of March 24, 2014	The Company’s Current Report on Form 8-K dated March 19, 2014	0-24260	99.1

10.15.1*	Amended and Restated Employment Agreement dated January 3, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Jeffrey D. Jeter	The Company’s Current Report on Form 8-K filed January 7, 2011	0-24260	10.2

10.15.2*	Amendment No. 1 dated December 19, 2012 to Amended and Restated Employment Agreement dated January 3, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Jeffrey D. Jeter	The Company’s Annual Report on Form 10-K for the year ended December 31, 2013	0-24260	10.11.12

10.15.3*	Amendment No. 2 dated May 1, 2014 to Amended and Restated Employment Agreement dated January 3, 2011 by and among Amedisys, Inc., Amedisys Holding L.L.C. and Jeffrey D. Jeter	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	0-24260	10.6

10.16.1*	Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and David R. Bucey	The Company’s Current Report on Form 8-K filed July 27, 2010	0-24260	10.2

10.16.2*	Amendment No. 1 dated January 3, 2011 to Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and David R. Bucey	The Company’s Current Report on Form 8-K filed January 7, 2011	0-24260	10.7

10.16.3*	Amendment No. 2 dated December 19, 2012 to Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and David R. Bucey	The Company’s Annual Report on Form 10-K for the year ended December 31, 2013	0-24260	10.12.3

10.16.4*	Amendment No. 3 dated May 1, 2014 to Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and David R. Bucey	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	0-24260	10.7

10.17.1*	Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Michael O. Fleming, M.D.	The Company’s Current Report on Form 8-K filed July 27, 2010	0-24260	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.17.2*	Amendment No. 1 dated January 3, 2011 to Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Michael O. Fleming, M.D.	The Company’s Current Report on Form 8-K filed January 7, 2011	0-24260	10.6

10.17.3*	Amendment No. 2 dated December 19, 2012 to Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Michael O. Fleming, M.D.	The Company’s Annual Report on Form 10-K for the year ended December 31, 2013	0-24260	10.12.3

10.17.4*	Amendment No. 3 dated May 1, 2014 to Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Michael O. Fleming, M.D.	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	0-24260	10.5

10.18.1*	Amended and Restated Employment Agreement dated January 3, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and William F. Borne	The Company’s Current Report on Form 8-K filed December 30, 2011	0-24260	10.1

10.18.2*	Amendment No. 1 dated December 29, 2011 to Amended and Restated Employment Agreement dated January 3, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and William F. Borne	The Company’s Current Report on Form 8-K filed December 30, 2011	0-24260	10.1

10.18.3*	Amendment No. 2 dated December 19, 2012 to Amended and Restated Employment Agreement dated January 3, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and William F. Borne	The Company’s Annual Report on Form 10-K for the year ended December 31, 2013	0-24260	10.9.3

10.18.4*	Letter Agreement dated as of February 24, 2014 regarding the Amended and Restated Employment Agreement dated January 3, 2011, as further amended on December 29, 2011 and December 19, 2012, by and among Amedisys, Inc., Amedisys Holding, L.L.C. and William F. Borne	The Company’s Annual Report on Form 10-Q for the quarter ended March 31, 2014	0-24260	10.1

10.19*	Retention Bonus Agreement dated April 5, 2012 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and William F. Borne	The Company’s Current Report on Form 8-K filed on April 10, 2012	0-24260	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.20*	Retention Bonus Agreement dated April 5, 2012 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Jeffrey D. Jeter	The Company’s Current Report on Form 8-K filed on April 10, 2012	0-24260	10.2

10.21*	Retention Bonus Agreement dated April 5, 2012 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Michael O. Fleming, M.D.	The Company’s Current Report on Form 8-K filed on April 10, 2012	0-24260	10.3

10.22*	Retention Bonus Agreement dated April 5, 2012 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and David R. Bucey	The Company’s Current Report on Form 8-K filed on April 10, 2012	0-24260	10.4

10.23.1	Credit Agreement dated October 26, 2012 among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the several banks and other financial institutions party thereto from time to time, BOKF, NA DBA Bank of Texas, Compass Bank, Fifth Third Bank and RBS Citizens, N.A., as Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arrangers and Joint Bookrunners	The Company’s Current Report on Form 8-K filed on October 30, 2012	0-24260	10.1

10.23.2	First Amendment and Limited Waiver dated as of September 4, 2013 to the Credit Agreement dated October 26, 2012 among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the several banks and other financial institutions party thereto from time to time, BOKF, NA DBA Bank of Texas, Compass Bank, Fifth Third Bank and RBS Citizens, N.A., as Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arrangers and Joint Bookrunners	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	0-24260	10.1.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.23.3	Second Amendment dated as of November 11, 2013 to the Credit Agreement dated October 26, 2012 among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the several banks and other financial institutions party thereto from time to time, BOKF, NA DBA Bank of Texas, Compass Bank, Fifth Third Bank and RBS Citizens, N.A., as Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arrangers and Joint Bookrunners	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	0-24260	10.1.2

10.23.4	Third Amendment dated as of April 17, 2014 to the Credit Agreement dated October 26, 2012 among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the several banks and other financial institutions party thereto from time to time, BOKF, NA DBA Bank of Texas, Compass Bank, Fifth Third Bank and RBS Citizens, N.A., as Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arrangers and Joint Bookrunners	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014	0-24260	10.3

10.23.5	Fourth Amendment dated as of July 28, 2014 to the Credit Agreement dated October 26, 2012 among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the several banks and other financial institutions party thereto from time to time, BOKF, NA DBA Bank of Texas, Compass Bank, Fifth Third Bank and RBS Citizens, N.A., as Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arrangers and Joint Bookrunners	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	0-24260	10.1.2

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.24	Security and Pledge Agreement dated as of November 11, 2013, among Amedisys, Inc., Amedisys Holding, L.L.C., the Guarantors party thereto and JPMorgan Chase Bank, N.A., not in its individual capacity but solely as Administrative Agent	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	0-24260	10.2

10.25	Second Lien Credit Agreement dated as of July 28, 2014 by and among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the banks and other financial institutions or entities from time to time parties thereto as lenders, and Cortland Capital Market Services LLC, as Administrative Agent	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	0-24260	10.8

10.26	Second Lien Security and Pledge Agreement dated as of July 28, 2014 by and among Amedisys, Inc., Amedisys Holding, L.L.C, the guarantors party thereto and Cortland Capital Market Services LLC, not in its individual capacity, but solely as collateral agent for the secured parties	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	0-24260	10.9

10.27	Intercreditor Agreement dated as of July 28, 2014 by and among JPMorgan Chase Bank, N.A., as Administrative Agent for the first priority secured parties, Cortland Capital Market Services LLC, as Administrative Agent for the second priority secured parties, and the direct and indirect subsidiaries of Amedisys, Inc. and Amedisys Holding, L.L.C. from time to time party thereto	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	0-24260	10.10

10.28	Settlement Agreement effective April 23, 2014 by and among (a) the United States of America, acting through the United States Department of Justice and on Behalf of the Office of Inspector General of the Department of Health and Human Services, (b) Amedisys, Inc. and Amedisys Holding, L.L.C. and (c) the various Relators named therein	The Company’s Current Report on Form 8-K filed on April 24, 2014	0-24260	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.29	Corporate Integrity Agreement effective April 22, 2014 between the Office of Inspector General of the Department of Health and Human Services and Amedisys, Inc. and Amedisys Holding, L.L.C.	The Company’s Current Report on Form 8-K filed on April 24, 2014	0-24260	10.2

† 21.1	Subsidiaries of the Registrant

† 23.1	Consent of KPMG LLP

† 31.1	Certification of Paul B. Kusserow, President and Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

† 31.2	Certification of Dale E. Redman, Interim Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†† 32.1

Certification of Paul B. Kusserow, President and Chief Executive Officer (principal executive officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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