Form 10-Q
period 2015-03-31
AMEDISYS INC
filed 2015-04-29
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 33,668,231 shares outstanding as of April 24, 2015.

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

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking and we do not intend to release publicly any updates or changes in our expectations concerning the  forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as required by law. For a discussion of some of the factors discussed above as well as additional factors, see our  Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 4, 2015, particularly, Part I, Item 1A., “Risk Factors” therein, which are incorporated herein by reference and Part II, Item 1A., “Risk Factors” of this Quarterly Report on Form 10-Q. Additional risk factors may also be described in reports that we file from time to time with the SEC.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$3,132	$8,032
Patient accounts receivable, net of allowance for doubtful accounts of $14,845, and $14,317	110,651	99,325
Prepaid expenses	8,504	8,493
Other current assets	23,556	19,708

Total current assets	145,843	135,558

Property and equipment, net of accumulated depreciation of $151,311 and $146,438	57,088	137,455
Goodwill	205,587	205,587
Intangible assets, net of accumulated amortization of $25,374	33,193	33,193
Deferred income taxes	146,565	124,788
Other assets, net	35,051	33,161

Total assets	$623,327	$669,742

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$23,651	$16,056
Payroll and employee benefits	69,791	75,553
Accrued expenses	56,763	56,329
Current portion of long-term obligations	12,000	12,000
Current portion of deferred income taxes	2,029	2,385

Total current liabilities	164,234	162,323
Long-term obligations, less current portion	86,444	104,372
Other long-term obligations	5,214	5,285

Total liabilities	255,892	271,980

Commitments and Contingencies - Note 5

Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—

Common stock, $0.001 par value, 60,000,000 shares authorized; 34,618,817, and 34,569,526 shares issued; and 33,643,863 and 33,594,572 shares outstanding	35	35
Additional paid-in capital	486,267	481,762
Treasury stock at cost 974,954 shares of common stock	(19,860)	(19,860)
Accumulated other comprehensive income	15	15
Retained earnings	(99,794)	(64,785)

Total Amedisys, Inc. stockholders’ equity	366,663	397,167
Noncontrolling interests	772	595

Total equity	367,435	397,762

Total liabilities and equity	$623,327	$669,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three-Month Periods Ended March 31
	2015	2014
Net service revenue	$301,572	$298,739
Cost of service, excluding depreciation and amortization	170,961	177,008
General and administrative expenses:
Salaries and benefits	68,555	83,171
Non-cash compensation	2,384	431
Other	33,070	42,698
Provision for doubtful accounts	2,976	4,894
Depreciation and amortization	6,537	7,902
Asset impairment charge	75,193	2,208

Operating expenses	359,676	318,312

Operating loss	(58,104)	(19,573)
Other income (expense):
Interest income	22	6
Interest expense	(2,426)	(1,261)
Equity in earnings from equity investments	1,951	787
Miscellaneous, net	2,134	190

Total other income (expense), net	1,681	(278)

Loss before income taxes	(56,423)	(19,851)
Income tax benefit	21,591	7,618

Loss from continuing operations	(34,832)	(12,233)
Discontinued operations, net of tax	—	(277)

Net loss	(34,832)	(12,510)
Net (income) loss attributable to noncontrolling interests	(177)	93

Net loss attributable to Amedisys, Inc.	$(35,009)	$(12,417)

Basic and diluted earnings per common share:
Loss from continuing operations attributable to Amedisys, Inc. common stockholders	$(1.07)	$(0.38)
Discontinued operations, net of tax	—	(0.01)

Net loss attributable to Amedisys, Inc. common stockholders	$(1.07)	$(0.39)

Weighted average shares outstanding	32,739	31,864

Amounts attributable to Amedisys, Inc. common stockholders:
Loss from continuing operations	$(35,009)	$(12,140)
Discontinued operations, net of tax	—	(277)

Net loss	$(35,009)	$(12,417)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Three-Month Periods Ended March 31
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(34,832)	$(12,510)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,537	7,936
Provision for doubtful accounts	2,976	4,968
Non-cash compensation	2,384	431
401(k) employer match	1,813	1,392
Loss on disposal of property and equipment	196	332
Gain on sale of care centers	—	(645)
Deferred income taxes	(22,165)	(7,799)
Equity in earnings of equity investments	(1,951)	(787)
Amortization of deferred debt issuance costs	276	141
Return on equity investment	645	400
Asset impairment charge	75,193	2,208
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(14,302)	(9,185)
Other current assets	(3,677)	(6,337)
Other assets	(1,014)	(1,219)
Accounts payable	8,156	3,491
Accrued expenses	(5,681)	9,591
Other long-term obligations	(71)	1,250

Net cash provided by (used in) operating activities	14,483	(6,342)

Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	64	—
Purchases of deferred compensation plan assets	(19)	(33)
Purchases of property and equipment	(2,113)	(5,532)
Proceeds from dispositions of care centers	—	645

Net cash used in investing activities	(2,068)	(4,920)

Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options and warrants	181	89
Proceeds from issuance of stock to employee stock purchase plan	504	657
Tax benefit from stock option exercises	—	5
Proceeds from revolving line of credit	40,800	54,000
Repayments of revolving line of credit	(55,800)	(54,000)
Principal payments of long-term obligations	(3,000)	(3,952)

Net cash used in financing activities	(17,315)	(3,201)

Net decrease in cash and cash equivalents	(4,900)	(14,463)
Cash and cash equivalents at beginning of period	8,032	17,303

Cash and cash equivalents at end of period	$3,132	$2,840

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,827	$425

Cash paid for income taxes, net of refunds received	$(89)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Amedisys, Inc., a Delaware corporation, and its consolidated subsidiaries (“Amedisys,” “we,” “us,” or “our”) are a multi-state provider of home health and hospice services with approximately 81% and 83% of our revenue derived from Medicare for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, we owned and operated 316 Medicare-certified home health care centers and 79 Medicare-certified hospice care centers in 34 states within the United States, the District of Columbia and Puerto Rico.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented. This report should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission (“SEC”) on March 4, 2015 (the “Form 10-K”), which includes information and disclosures not included herein.

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

We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a variable interest entity in which we are the primary beneficiary. The book value of investments that we accounted for under the equity method of accounting was $19.9 million as of March 31, 2015 and $18.8 million as of December 31, 2014. We account for investments in entities in which we have less than a 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee. The aggregate carrying amount of our cost method investment was $5.0 million as of March 31, 2015 and December 31, 2014.

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

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of March 31, 2015 and 2014, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and, therefore, the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our condensed consolidated balance sheets for such periods.

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

Hospice Revenue Recognition

Hospice Medicare Revenue

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounts for 98% and 99% of our total net Medicare hospice service revenue for the three months ended March 31, 2015, and 2014, respectively. We make adjustments to Medicare

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

revenue for an inability to obtain appropriate billing documentation or acceptable authorizations and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes our historical collection rate on Medicare claims, and record it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable.

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap for each provider number, we monitor these caps and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in other accrued liabilities. We have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2012 as of December 31, 2014. Beginning for the cap year ending October 31, 2014, providers are required to self-report and pay their estimated cap liability by March 31st. As such, we have paid $0.2 million as our estimated liability for the cap year ended October 31, 2014 during the three month period ended March 31, 2015. As of March 31, 2015 and December 31, 2014, we have recorded $2.7 and $2.8 million for estimated amounts due back to Medicare in other accrued liabilities for the Federal cap years ended October 31, 2013 through October 31, 2015.

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

We believe the credit risk associated with our Medicare accounts, which represent 70% and 69% of our net patient accounts receivable at March 31, 2015 and December 31, 2014, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable, which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. During the three month periods ended March 31, 2015 and 2014, we recorded $1.5 million and $1.2 million, respectively, in estimated revenue adjustments to Medicare revenue.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Property and Equipment

Property and equipment is stated at cost and we depreciate it on a straight-line basis over the estimated useful lives of the assets. Additionally, we have internally developed computer software for our own use; such software development costs are capitalized. Additions and improvements (including interest costs for construction of qualifying long-lived assets) are capitalized. Maintenance and repair expenses are charged to expense as incurred. The cost of property and equipment sold or disposed of and the related accumulated depreciation are eliminated from the property and related accumulated depreciation accounts, and any gain or loss is credited or charged to other general and administrative expenses.

As of December 31, 2014, we had $74.7 million of internally developed software costs related to the development of AMS3 Home Health. Additionally, we had $1.1 million of internally developed software costs related to the development of AMS3 Hospice. Expanded beta testing to additional sites in February of 2015 demonstrated that AMS3 was disruptive to operations. Additional analysis of the system determined that the system was not ready to be fully implemented and would require significant time and investment to redesign. Therefore, during the three month period ended March 31, 2015, we made the decision to discontinue AMS3 and recorded a non-cash charge to write-off the software costs incurred related to the development of AMS3 Home Health and Hospice.

The following table summarizes the balances related to our property and equipment for the periods indicated (amounts in millions):

	March 31, 2015	December 31, 2014
Land	$3.2	$3.2
Building and leasehold improvements	25.3	25.3
Equipment and furniture	97.2	97.2
Computer software	82.7	158.2

	208.4	283.9
Less: accumulated depreciation	(151.3)	(146.4)

	$57.1	$137.5

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

	Fair Value at Reporting Date Using
Financial Instrument	Carrying Value as of March 31, 2015	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$98.4	$—	$103.8	$—

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

	For the Three-Month Periods Ended March 31
	2015	2014
Weighted average number of shares outstanding - basic	32,739	31,864
Effect of dilutive securities:
Stock options	—	—
Non-vested stock and stock units	—	—

Weighted average number of shares outstanding - diluted	32,739	31,864

Anti-dilutive securities	875	772

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue for which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. In April 2015, the FASB proposed a one-year delay in the effective date of the standard to January 1, 2018, with an option that would permit companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. A final decision on the effective date is expected in 2015. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. As of March 31, 2015, we have $2.6 million of unamortized debt issuance costs that would be reclassified from a long-term asset to a reduction in the carrying amount of our debt.

3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

As part of our ongoing management of our portfolio of care centers, we review each care center’s current financial performance, market penetration, forecasted market growth and the impact of proposed CMS payment revisions. The care centers which were closed, sold or classified as held for sale in 2013 (32 home health care centers and one hospice care center) and closed in 2012 (three home health care centers) as a result of our review are presented as discontinued operations in our condensed consolidated financial statements. The care centers consolidated with care centers servicing the same markets are presented in continuing operations as we expect continuing cash flows from these markets.

Net revenues and operating results for the periods presented for those care centers classified as discontinued operations are as follows (dollars in millions):

	For the Three-Month Periods Ended March 31,
	2015	2014

Net revenues	$—	$(0.3)
(Loss) before income taxes	—	(0.5)
Income tax benefit	—	0.2

Discontinued operations, net of tax	$—	$(0.3)

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. LONG-TERM OBLIGATIONS

Long-term debt consisted of the following for the periods indicated (amounts in millions):

	March 31, 2015	December 31, 2014
$60.0 million Term Loan; $3.0 million principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (2.68% at March 31, 2015); due October 26, 2017	$30.0	$33.0
$120.0 million Revolving Credit Facility; interest only quarterly payments; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (2.68% at March 31, 2015); due October 26, 2017	—	15.0
$70.0 million Second Lien Loan; interest only quarterly payments; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (8.50% at March 31, 2015); due July 28, 2020	70.0	70.0
Discount on Second Lien Loan	(1.6)	(1.6)

	98.4	116.4
Current portion of long-term obligations	(12.0)	(12.0)

Total	$86.4	$104.4

Our weighted average interest rate for our five year $60.0 million Term Loan, under our existing senior secured Credit Agreement, was 3.2% and 3.4% for the three month periods ended March 31, 2015 and 2014, respectively. Our weighted average interest rate for our $120.0 million Revolving Credit Facility, as amended by the fourth amendment to our Credit Agreement, was 3.6% for the three month period ended March 31, 2015. Our weighted average interest rate for our Second Lien Loan under the Second Lien Credit Agreement was 8.5% for the three month period ended March 31, 2015.

As of March 31, 2015, our total leverage ratio was 1.1, our senior secured leverage ratio was 0.4 and our fixed charge coverage ratio was 3.0 and we are in compliance with the existing senior secured Credit Agreement. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.

As of March 31, 2015, our availability under our $120.0 million Revolving Credit Facility as amended by the fourth amendment to our existing senior secured Credit Agreement, was $99.0 million as we had $21.0 million outstanding in letters of credit.

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

On May 3, 2013, the Co-Lead Plaintiffs appealed the dismissal of the Securities Complaint to the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”). On October 2, 2014, a three-judge panel of the Fifth Circuit issued a decision reversing the District Court’s dismissal of the Securities Complaint. On October 16, 2014, all defendants filed a petition with the Fifth Circuit to review the three-judge panel’s decision en banc, or as a whole court. On December 29, 2014, the Fifth Circuit denied the defendants’ motion for en banc review of the Fifth Circuit panel’s decision reversing the District Court’s dismissal of the Securities Complaint. The case then returned to the District Court for further proceedings, including consideration of a motion filed on April 3, 2015, by the Co-Lead Plaintiffs for leave to amend the Securities Complaint. The defendants anticipate filing a brief in opposition to the Plaintiffs’ motion for leave to amend the Securities Complaint. All discovery in the case is currently stayed pursuant to federal law. In addition, on March 30, 2015, the defendants filed a Petition for Writ of Certiorari with the United States Supreme Court (the “Petition”). The Petition asks the Supreme Court to consider whether the Fifth Circuit erred in reversing the District Court’s dismissal of the Securities Complaint. The filing of the Petition, standing alone, does not affect the ongoing proceedings before the District Court. The Petition remains pending before the Supreme Court. No assurances can be given about the timing or outcome of this matter.

Corporate Integrity Agreement

On April 23, 2014, with no admissions of liability on our part, we entered into a settlement agreement with the U.S. Department of Justice relating to certain of our clinical and business operations. Concurrently with our entry into this agreement, we entered into a corporate integrity agreement (“CIA”) with the Office of Inspector General-HHS (“OIG”). The CIA formalizes various aspects of our already existing ethics and compliance programs and contains other requirements designed to help ensure our ongoing compliance with federal health care program requirements. Among other things, the CIA requires us to maintain our existing compliance program and management compliance committee and compliance committee of the Board of Directors; provide certain compliance training; continue screening new and current employees against certain lists to ensure they are not ineligible to participate in federal health care programs; engage an independent review organization to perform certain auditing and reviews and prepare certain reports regarding our compliance with federal health care programs, our billing submissions to federal health care programs and our compliance and risk mitigation programs; and provide certain reports and management certifications to Office of Inspector General-HHS. Among other things, the CIA requires that we report substantial overpayments that we discover we have received from federal health care programs, as well as probable violations of federal health care laws. Upon breach of the CIA, we could become liable for payment of certain stipulated penalties, or could be excluded from participation in federal health care programs. The corporate integrity agreement has a term of five years.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On behalf of themselves and a class of current and former employees they allege are similarly situated, plaintiffs seek attorneys’ fees, back wages and liquidated damages going back five years before the filing of their original complaint under the KWHA. On October 1, 2014, the Company filed an opposition to the plaintiffs’ motion to amend. On October 15, 2014, plaintiffs filed a reply brief in support of their motion. On December 12, 2014, the Court granted the plaintiffs’ motion to amend the complaint to add the claims under the KWHA. The Company and the plaintiffs have agreed to explore the possibility of a mediated settlement of the Connecticut case, and on February 23, 2015 filed a joint motion to stay proceedings for six months while they pursue this process, which was granted by the Court on February 24, 2015. Each of the Company and the plaintiffs are in the preliminary stages of reviewing information voluntarily provided by the other party in anticipation of mediation. There can be no assurance that mediation will lead to resolution of this matter.

On September 13, 2012, a putative collective and class action complaint was filed in the United States District Court for the Northern District of Illinois against us in which a former employee alleges wage and hour law violations. The former employee claims she was paid on both a per-visit and an hourly basis, and that such a pay scheme resulted in her misclassification as an exempt employee, thereby denying her overtime. The plaintiff alleges violations of Federal and state law and seeks damages under the FLSA and the Illinois Minimum Wage Law. Plaintiff seeks class certification of similar employees who were or are employed in Illinois and seeks attorneys’ fees, back wages and liquidated damages going back three years under the FLSA and three years under the Illinois statute. On May 28, 2013, the Court granted the Company’s motion to stay the case pending resolution of class certification issues and dispositive motions in the earlier-filed Connecticut case referenced above.

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

Frontier Litigation

On April 2, 2015, Frontier Home Health and Hospice, L.L.C. (“Frontier”) filed a complaint against us in the United States District Court for the District of Connecticut alleging breach of contract, negligent misrepresentation and unfair and deceptive trade practices under Conn. Gen. Stat. §42-110b. Frontier acquired our interest in five home health and four hospice care centers in Wyoming and Idaho in April 2014. The complaint alleges that certain of the hospice patients on service at the time of the acquisition did not meet Medicare eligibility requirements and that we breached certain of the representations and warranties under the purchase agreement and therefore, the businesses were worth less than the purchase price. Under the complaint, Frontier seeks declaratory judgment from the District Court that, under the terms of the purchase agreement with Frontier, we are obligated to determine the amount of the alleged Medicare overpayments and reimburse the government for the same in a timely manner, as well as unspecified compensatory and punitive damages, attorneys’ fees and pre- and post-judgment interest.

We are unable to assess the probable outcome or reasonably estimate the potential liability, if any, arising from the Frontier litigation described above. The Company has engaged an independent auditing firm to perform a clinical audit of the hospice locations in question and intends to defend itself in the Frontier litigation matter. No assurances can be given as to the timing or outcome of the audit, the Frontier litigation matter described above or the impact of any of the audit or litigation matters on the Company, its consolidated financial condition, results of operations or cash flows, which could be material, individually or in the aggregate. In accordance with our CIA, we have notified the OIG of this matter.

Computer Inventory and Data Security Reporting

On March 1 and March 2, 2015, we provided official notice under Federal and state data privacy laws concerning the outcome of an extensive risk management process to locate and verify our large computer inventory. The process identified approximately 142 encrypted computers and laptops for which reports were required under federal and state data privacy laws. We have no indication of external hacking into our network, and no evidence that any patients or former patients have suffered any actual harm. Depending on the device, the patient information included any or all of the following: name, address, Social Security number, date of birth, insurance ID numbers, medical records and other personally identifiable data. The devices at issue were originally assigned to Company clinicians and other team members who left the Company between 2011 and 2014, and represent approximately 0.3% of the total number of devices that were used at the Company during that time period. We reported these devices to the U.S. Department of Health and Human Services, state agencies, and approximately 6,909 individuals whose information may be involved, as required under applicable law and in an abundance of caution because we could not rule out unauthorized access to patient data on the devices. We understand that the Office of Civil Rights, U.S. Department of Health and Human Services (“OCR”), will review our compliance with applicable laws, as is typical for any data breach involving more than 500 individuals. Once such a review, or any other regulatory review, is formally commenced, we will cooperate with OCR and any other applicable regulatory authorities. In accordance with our CIA, we have notified the OIG of this matter.

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

In January 2010, our subsidiary that provides home health services in Dayton, Ohio received from a Medicare Program Safeguard Contractor (“PSC”) a request for records regarding 137 claims submitted by the subsidiary paid from January 2, 2008 through November 10, 2009 (the “Claim Period”) to determine whether the underlying services met pertinent Medicare payment requirements. Based on the PSC’s findings for 114 of the claims, which were extrapolated to all claims for home health services provided by the Dayton subsidiary paid during the Claim Period, on March 9, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment of approximately $5.6 million. We dispute these findings, and our Dayton subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. Most recently, a consolidated administrative law judge (“ALJ”) hearing was held in late March 2013. In January 2014, the ALJ found fully in favor of our Dayton subsidiary on 74 appeals and partially in favor of our Dayton subsidiary on eight appeals. Taking into account the ALJ’s decision, certain determinations that our Dayton subsidiary decided not to appeal as well as certain determinations made by the MAC, of the 114 claims that were originally extrapolated by the MAC, 76 claims have now been decided in favor of our Dayton subsidiary in full, 10 claims have been decided in favor of our Dayton subsidiary in part, and 28 claims have been decided against or not appealed by our Dayton subsidiary. The ALJ has ordered the MAC to recalculate the extrapolation amount based on the ALJ’s decision. The Medicare Appeals Council can decide on its own motion to review the ALJ’s decisions. As of March 31, 2015, we have recorded no liability with respect to the pending appeals as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a Zone Program Integrity Contractor (“ZPIC”) a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the MAC for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. Most recently, an ALJ hearing was held in early January 2015. No assurances can be given as to the timing or outcome of the ALJ’s decision. The current alleged extrapolated overpayment is $6.1 million. In the event we pay any amount of this alleged overpayment, we are indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. As of March 31, 2015, we have recorded no liability for this claim as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

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

	For the Three-Month Period Ended March 31, 2015
	Home Health	Hospice	Other	Total
Net service revenue	$241.4	$60.2	$—	$301.6
Cost of service, excluding depreciation and amortization	138.7	32.3	—	171.0
General and administrative expenses	62.8	14.4	26.8	104.0
Provision for doubtful accounts	2.6	0.4	—	3.0
Depreciation and amortization	1.5	0.4	4.6	6.5
Asset impairment charge	—	—	75.2	75.2

Operating expenses	205.6	47.5	106.6	359.7

Operating income (loss)	$35.8	$12.7	$(106.6)	$(58.1)

	For the Three-Month Period Ended March 31, 2014
	Home Health	Hospice	Other	Total
Net service revenue	$236.7	$62.0	$—	$298.7
Cost of service, excluding depreciation and amortization	144.0	33.0	—	177.0
General and administrative expenses	76.0	16.3	34.0	126.3
Provision for doubtful accounts	4.1	0.8	—	4.9
Depreciation and amortization	2.5	0.5	4.9	7.9
Asset impairment charge	1.2	1.0	—	2.2

Operating expenses	227.8	51.6	38.9	318.3

Operating income (loss)	$8.9	$10.4	$(38.9)	$(19.6)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three month period ended March 31, 2015. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on March 4, 2015 (the “Form 10-K”), which are incorporated herein by this reference.

Unless otherwise provided, “Amedisys,” “we,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.

Overview

We are a provider of high-quality, low-cost home health services to the chronic, co-morbid, aging American population, with approximately 81% and 83% of our revenue derived from Medicare for the three month periods ended March 31, 2015 and 2014, respectively.

Our operations involve servicing patients through our two reportable business segments: home health and hospice. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. As of March 31, 2015, we owned and operated 316 Medicare-certified home health care centers and 79 Medicare-certified hospice care centers in 34 states within the United States, the District of Columbia and Puerto Rico.

Executive Leadership

On April 7, 2015, we announced the addition of a new board member and several executive leadership appointments including Daniel P. McCoy as the company’s Chief Operating Officer. Additionally, we announced the retirement of Dale E. Redman, Interim Chief Financial Officer; Ronald A. LaBorde, Vice Chairman, resumed his role as Chief Financial Officer. As part of this leadership transition, David R. Bucey, Senior Vice President, General Counsel and Secretary and Dr. Michael O. Fleming, Chief Medical Officer, will depart the company.

AMS3

In December 2014, we completed development of AMS3, our third generation, proprietary operating system and began beta testing. We expanded beta testing to additional sites in February of 2015. The results at our beta sites demonstrated that AMS3 was disruptive to operations. Additional analysis of the system determined that the system was not ready to be fully implemented and would require significant time and investment to redesign. Therefore, we have made the decision to discontinue AMS3 and transition to Homecare Homebase (“HCHB”) which is a leading platform for home health and hospice companies. This decision resulted in a non-cash asset impairment charge of $75.2 million, $45.5 million net of income taxes.

We have not finalized the implementation plan for HCHB; however, we do expect to begin in 2015. While the transition to HCHB will result in some increase in our estimated capital expenditures in 2015, we do anticipate significant reductions in both operating and capitalized expenses as we complete the installation of HCHB and transition away from a proprietary system.

Care Center Closures/Consolidations

As part of our ongoing management of our portfolio of care centers, we review each care center’s current financial performance, market penetration, forecasted market growth and the impact of proposed CMS payment revisions. If the review indicates a care center should be closed, we first determine whether we can consolidate the care center with a care center servicing the same market. If a consolidation is not viable, we evaluate whether we have the opportunity to sell the care center or must close the care center. As a result of this process, we exited 63 care centers and our hospice inpatient unit during 2014.

For the care centers that we closed and consolidated, we recorded non-cash charges of $2.2 million in asset impairment expense related to the write-off of intangible assets, $2.1 million in other general and administrative expenses related to lease termination costs and $2.1 million in salaries and benefits related to severance costs during the three month period ended March 31, 2014.

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

Owned and Operated Care Centers

	Home Health	Hospice
At December 31, 2014	316	80
Acquisitions/Startups	—	—
Closed/Consolidated	—	(1)

At March 31, 2015	316	79

Recent Developments

Governmental Inquiries and Investigations and Other Litigation

See Note 5 – Commitments and Contingencies to our condensed consolidated financial statements for additional information regarding our corporate integrity agreement and for a discussion of and updates regarding class action litigation we are involved in. No assurances can be given as to the timing or outcome of these items.

Payment

On April 1, 2014, a bill was approved to delay the implementation of the new ICD-10 coding system from October 1, 2014 to October 1, 2015. Claims submitted after October 1, 2015 must use ICD-10 codes or they will not be paid.

Results of Operations

Three-Month Period Ended March 31, 2015 Compared to the Three-Month Period Ended March 31, 2014

Consolidated

The following table summarizes our results from continuing operations (amounts in millions):

	For the Three-Month Periods Ended March 31,
	2015	2014
Net service revenue	$301.6	$298.7
Gross margin, excluding depreciation and amortization	130.6	121.7
% of revenue	43.3%	40.7%
Other operating expenses	113.5	139.1
% of revenue	37.6%	46.6%
Asset impairment charge	75.2	2.2

Operating loss	(58.1)	(19.6)

Total other income (expense), net	1.7	(0.2)
Income tax benefit	21.6	7.6
Effective income tax rate	(38.3%)	(38.4%)

Loss from continuing operations	(34.8)	(12.2)

Net loss from discontinued operations	—	(0.3)
Net (income) loss attributable to noncontrolling interests	(0.2)	0.1

Net loss attributable to Amedisys, Inc.	$(35.0)	$(12.4)

During the three month period ended March 31, 2015, we recorded a non-cash charge to write-off the software costs incurred related to the development of AMS3 Home Health and Hospice.

During the first quarter of 2014, we committed to a plan to consolidate 21 operating home health care centers and four operating hospice care centers with care centers servicing the same markets and close 23 home health care centers and six hospice care centers. As a result of this exit activity, we reduced our regional leadership structure and corporate support functions. Separate from the restructuring costs, we also recorded severance costs associated with the departure of our former Chief Executive Officer and a charge for relator fees associated with our U.S. Department of Justice settlement during the first quarter of 2014. The following details the costs associated with these activities (amounts in millions):

	For the Three-Month Period Ended March 31, 2014
	Home Health	Hospice	Corporate	Total
Severance (a)	$2.0	$0.1	$—	$2.1
Restructuring severance	2.1	0.6	3.0	5.7
Lease terminations	1.9	0.2	—	2.1
Other intangibles impairment	1.2	1.0	—	2.2

Exit and restructuring activities cost	7.2	1.9	3.0	12.1
U.S. Department of Justice Settlement/Relator Fees	—	—	3.9	3.9

Total	$7.2	$1.9	$6.9	$16.0

(a)	Includes $0.8 million and $0.1 million for severance included in cost of service for home health and hospice, respectively.

Our operating results have been impacted by the sale, closure and consolidation of numerous care centers as mentioned above.

Our operating income, excluding the $75 million asset impairment charge related to AMS3 in 2015 and the $16 million in costs noted above, increased $21 million as our home health operating income increased $20 million and our corporate expenses decreased $1 million. Our hospice operating income remained flat. The primary drivers of our improvement in performance were the closure/consolidation of care centers that had a negative operating contribution, an increase in our revenue per episode and a reduction in cost per visit.

Home Health Division

The following table summarizes our home health segment results from continuing operations:

	For the Three-Month Periods Ended March 31,
	2015	2014
Financial Information (in millions):
Medicare	$187.3	$188.7
Non-Medicare	54.1	48.0

Net service revenue	241.4	236.7
Cost of service	138.7	144.0

Gross margin	102.7	92.7
Other operating expenses	66.9	82.6

Operating income before impairment (1)	$35.8	$10.1

Key Statistical Data:

Medicare:
Same Store Volume (2):
Revenue	6%	(7%)
Admissions	4%	(2%)
Recertifications	(1%)	(6%)
Total (3):
Admissions	45,102	46,527
Recertifications	24,359	25,778
Completed episodes	64,989	67,472
Visits	1,168,250	1,204,539
Average revenue per completed episode (4)	$2,854	$2,778
Average revenue per episode including sequestration (5)	$2,797	$2,722
Visits per completed episode (6)	17.3	16.9

Non-Medicare:
Same Store Volume (2):
Revenue	20%	1%
Admissions	17%	2%
Recertifications	15%	(5%)
Total (3):
Admissions	23,118	21,193
Recertifications	7,988	7,451
Visits	437,465	390,140

Total (3):
Cost per Visit	$86.33	$90.28
Visits	1,605,715	1,594,679

(1)	Operating income of $8.9 million on a GAAP basis for the three-month period ended March 31, 2014.
(2)	Same store Medicare and Non-Medicare revenue, admissions or recertifications growth is the percent increase (decrease) in our Medicare and Non-Medicare revenue, admissions or recertifications for the period as a percent of the Medicare and Non-Medicare revenue, admissions or recertifications of the prior period.
(3)	Based on continuing operations for all periods presented.
(4)	Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care which excludes the impact of sequestration.
(5)	Average Medicare revenue per completed episode including sequestration is the average Medicare revenue earned for each Medicare completed episode of care which includes the impact of sequestration.
(6)	Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.

Overall, our operating income, excluding the $7 million in exit activity costs in 2014, increased $20 million on a $9 million increase in gross margin offset and an $11 million decline in other operating expenses.

Net Service Revenue

Our Medicare revenue decline of approximately $1 million consisted of $7 million due to lower volumes offset by a $6 million increase related to revenue per episode. The 3% increase in revenue per episode is the result of a change in patient mix and a reduction in the number of low utilization payment adjustments (“LUPAs”). The first quarter of 2014 was significantly impacted by weather related issues which resulted in a decrease in the number of visits performed which increased the number of LUPA episodes and decreased the number of therapy visits performed by our clinicians. We anticipate that this trend will moderate during the rest of 2015 assuming a similar patient mix. The decrease in volumes is primarily due to the sale, closure and consolidation of 51 care centers since December 31, 2013, as we experienced a 4% increase in same store admissions.

Our non-Medicare revenue increased $6 million which is primarily due to increases in volumes. We are experiencing significant growth in our non-Medicare business as we have focused on contract payors with significant concentrations in our markets.

As mentioned above, we have closed numerous care centers since December 31, 2013. Accordingly, our results are not fully comparable to prior year. The following table summarizes our net service revenue for our operating care centers and those care centers that were closed, consolidated or sold.

	For the Three-Month Periods Ended March 31,
	2015	2014
Revenue (in millions):
Operating care centers	$241.5	$222.5
Closed/Consolidated/Sold care centers	(0.1)	14.2

Net service revenue	241.4	236.7

Cost of Service, Excluding Depreciation and Amortization

Our cost of service, excluding the $1 million in exit activity costs in 2014, decreased $4 million as a result of our decreases in Medicare volumes primarily due to closures, which were offset by a 12% increase in non-Medicare visits. Our cost per visit decreased $4 as a result of a reduction in the number of salaried clinicians and a decrease in inclement weather pay.

Other Operating Expenses

Other operating expenses, excluding the $6 million in exit activity costs in 2014, decreased $11 million due to decreases in other care center related expenses as a result of our closure and consolidation strategy and the reduction in divisional leadership; the majority of the reductions were in salaries and benefits and rent expense. In addition, our provision for doubtful accounts decreased $1 million.

Hospice Division

The following table summarizes our hospice segment results from continuing operations:

	For the Three-Month Periods Ended March 31,
	2015	2014
Financial Information (in millions):
Medicare	$56.5	$58.4
Non-Medicare	3.7	3.6

Net service revenue	60.2	62.0
Cost of service	32.3	33.0

Gross margin	27.9	29.0
Other operating expenses	15.2	17.6

Operating income before impairment (1)	$12.7	$11.4

Key Statistical Data:

Same Store Volume (2):
Medicare revenue	2%	(6%)
Non-Medicare revenue	13%	(3%)
Hospice admits	7%	(5%)
Average daily census	1%	(6%)

Total (3):
Hospice admits	4,564	4,595
Average daily census	4,535	4,721
Revenue per day	$147.48	$145.95
Cost of service per day	$79.12	$77.47
Average length of stay	91	99

(1)	Operating income of $10.4 million on a GAAP basis for the three-month period ended March 31, 2014.
(2)	Same store Medicare and Non-Medicare revenue, Hospice admits or average daily census growth is the percent increase in our Medicare and Non-Medicare revenue, Hospice admits or average daily census for the period as a percent of the Medicare and Non-Medicare revenue, Hospice admits or average daily census of the prior period.
(3)	Based on continuing operations for all periods presented.

Overall, our operating income, excluding the $2 million in exit activity costs in 2014, remained flat on a $2 million decline in revenue and in other operating expenses.

Net Service Revenue

Our hospice revenue decreased $2 million, primarily as the result of a decrease in our average daily census. The decrease in average daily census is primarily due to the sale, closure and consolidation of 12 care centers since December 31, 2013. We benefitted from a 1.4% hospice rate increase effective October 1, 2014.

As mentioned above, we have closed numerous care centers since December 31, 2013. Accordingly, our results are not fully comparable to prior year. The following table summarizes our net service revenue for our operating care centers and those care centers that were closed, consolidated or sold.

	For the Three-Month Periods Ended March 31,
	2015	2014
Revenue (in millions):
Operating care centers	$60.2	$58.6
Closed/Consolidated/Sold care centers	—	3.4

Net service revenue	60.2	62.0

Cost of Service, Excluding Depreciation and Amortization

Our hospice cost of service remained flat, as the result of a 4% decrease in average daily census offset by an increase in cost of service per day. Our cost of service per day has been negatively impacted by an increase in pharmacy costs as a result of new CMS guidance which became effective on May 1, 2014.

Other Operating Expenses

Other operating expenses, excluding the $2 million in exit activity costs in 2014, decreased $2 million due to decreases in other care center related expenses due to our care center closure and consolidation strategy.

Corporate

The following table summarizes our corporate results from continuing operations:

	For the Three-Month Periods Ended March 31,
	2015	2014
Financial Information (in millions):
Other operating expenses	$26.8	$34.0
Depreciation and amortization	4.6	4.9

Total before impairment (1)	$31.4	$38.9

(1)	Total of $106.6 million on a GAAP basis for the three-month period ended March 31, 2015.

Corporate expenses consist of cost relating to our executive management and corporate and administrative support functions that are not directly attributable to a specific segment. Corporate and administrative support functions represent primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration. Excluding the asset impairment charge in 2015 and the 2014 exit and restructuring activities costs and relator fees associated with our U.S. Department of Justice settlement agreement, corporate expenses decreased $1 million. Corporate expense was also impacted by the addition of resources for the planned roll-out of AMS3.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Three-Month Periods Ended March 31,
	2015	2014
Cash provided by (used in) operating activities	$14.5	$(6.4)
Cash used in investing activities	(2.1)	(4.9)
Cash used in financing activities	(17.3)	(3.2)

Net decrease in cash and cash equivalents	(4.9)	(14.5)
Cash and cash equivalents at beginning of period	8.0	17.3

Cash and cash equivalents at end of period	$3.1	$2.8

Cash provided by operating activities increased $20.9 million during 2015 compared to 2014 primarily due to an increase in our revenue and cash collections as compared to 2014. For additional information regarding our operating performance and our days revenue outstanding, see “Results of Operations” and “Outstanding Patient Accounts Receivable”, respectively. The recognition of the asset impairment charge of $75.2 million, which resulted in the net loss for the three month period ended March 31, 2015, is a non-cash item and therefore had no impact on our cash flow from operations.

Cash used in investing activities decreased $2.8 million during 2015 compared to 2014 primarily due to a decrease in capital expenditures of $3.4 million, primarily related to AMS3 development, offset by a $0.6 million decrease in the proceeds from the dispositions of care centers.

Cash used in financing activities increased $14.1 million during 2015 compared to 2014 primarily due to an increase in our principal payments of long-term obligations, net of borrowings. We decreased our outstanding long-term obligations, net of borrowings by $18.0 million from December 31, 2014.

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

During the three month period ended March 31, 2015, we spent $2.1 million in capital expenditures, as compared to $5.5 million during the three month period ended March 31, 2014. Our capital expenditures for 2015 are expected to be approximately $20.0-$25.0 million.

As of March 31, 2015, we had $3.1 million in cash and cash equivalents and $99.0 million in availability under our $120.0 million Revolving Credit Facility. Based on our operating forecasts and our new debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements; however, our ongoing ability to comply with the debt covenants under our credit agreement depends largely on the achievement of adequate levels of operating performance and cash flow. We routinely review our capital requirements to make sure that we have a capital structure in place that meets the current and future needs of the Company. If our future operating performance and/or cash flows are less than expected, it could cause us to default on our financial covenants in the future. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments. There can be no assurance that debt covenant waivers or amendments would be obtained, if needed.

Outstanding Patient Accounts Receivable

Our patient accounts receivable, net increased $11.3 million from December 31, 2014 to March 31, 2015. Our cash collection as a percentage of revenue was 98.0% and 100.2% for the three month periods ended March 31, 2015 and 2014, respectively. Our days revenue outstanding, net at March 31, 2015 was 32.1 days which is an increase of 2.7 days from December 31, 2014.

Our patient accounts receivable includes unbilled receivables and are aged based upon our initial service date. At March 31, 2015, our unbilled patient accounts receivable, as a percentage of gross patient accounts receivable, was 28.7%, or $37.0 million, compared to 35.9%, or $41.9 million, at December 31, 2014. We monitor unbilled receivables on a care center by care center basis to ensure that all efforts are made to bill claims within timely filing deadlines. Our unbilled patient accounts receivable can be impacted by acquisition activity, probe edits or regulatory changes which result in additional information or procedures needed prior to billing. The timely filing deadline for Medicare is one year from the date the episode was completed and varies by state for Medicaid-reimbursable services and among insurance companies and other private payors.

Our provision for estimated revenue adjustments (which is deducted from our service revenue to determine net service revenue) and provision for doubtful accounts were as follows for the periods indicated (amounts in millions). We fully reserve for both our Medicare and other patient accounts receivable that are aged over 365 days.

	For the Three-Month Periods Ended March 31,
	2015	2014
Provision for estimated revenue adjustments	$1.5	$1.2
Provision for doubtful accounts (1)	3.0	5.0

Total	$4.5	$6.2

As a percent of revenue	1.5%	2.1%

(1)	Includes $0.1 million from discontinued operations for the three month period ended March 31, 2014.

The following schedules detail our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding, net):

	0-90	91-180	181-365	Over 365	Total
At March 31, 2015:
Medicare patient accounts receivable, net (1)	$66.7	$9.9	$0.3	$—	$76.9

Other patient accounts receivable:
Medicaid	9.1	1.2	0.6	0.6	11.5
Private	26.4	5.2	3.4	2.1	37.1

Total	$35.5	$6.4	$4.0	$2.7	$48.6

Allowance for doubtful accounts (2)					(14.8)

Non-Medicare patient accounts receivable, net					$33.8

Total patient accounts receivable, net					$110.7

Days revenue outstanding, net (3)					32.1

	0-90	91-180	181-365	Over 365	Total
At December 31, 2014:
Medicare patient accounts receivable, net (1)	$62.1	$6.3	$—	$—	$68.4

Other patient accounts receivable:
Medicaid	9.1	1.4	0.7	0.4	11.6
Private	23.4	5.4	2.5	2.3	33.6

Total	$32.5	$6.8	$3.2	$2.7	$45.2

Allowance for doubtful accounts (2)					(14.3)

Non-Medicare patient accounts receivable, net					$30.9

Total patient accounts receivable, net					$99.3

Days revenue outstanding, net (3)					29.4

(1)	The following table summarizes the activity and ending balances in our estimated revenue adjustments (amounts in millions), which is recorded to reduce our Medicare outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the Three-Month Period Ended March 31, 2015	For the Three-Month Period Ended December 31, 2014
Balance at beginning of period	$3.1	$3.6
Provision for estimated revenue adjustments	1.5	1.0
Write offs	(1.0)	(1.5)

Balance at end of period	$3.6	$3.1

Our estimated revenue adjustments were 4.5% and 4.3% of our outstanding Medicare patient accounts receivable at March 31, 2015 and December 31, 2014, respectively.

(2)	The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in millions), which is recorded to reduce only our Medicaid and private payer outstanding patient accounts receivable to their estimated net realizable value.

	For the Three-Month Period Ended March 31, 2015	For the Three-Month Period Ended December 31, 2014
Balance at beginning of period	$14.3	$15.6
Provision for doubtful accounts	3.0	3.0
Write offs	(2.5)	(4.3)

Balance at end of period	$14.8	$14.3

Our allowance for doubtful accounts was 30.6% and 31.6% of our outstanding Medicaid and private patient accounts receivable at March 31, 2015 and December 31, 2014, respectively.

(3)	Our calculation of days revenue outstanding, net is derived by dividing our ending net patient accounts receivable (i.e., net of estimated revenue adjustments and allowance for doubtful accounts ) at March 31, 2015 and December 31, 2014 by our average daily net patient revenue for the three-month periods ended March 31, 2015 and December 31, 2014, respectively.

Indebtedness

Our weighted average interest rate for our five year $60.0 million Term Loan, under our existing senior secured Credit Agreement was 3.2% for three month period ended March 31, 2015 as compared to 3.4% for the three month period ended March 31, 2014. Our weighted average interest rate for our $120.0 million Revolving Credit Facility, as amended by the fourth amendment to our Credit Agreement, was 3.6% for the three month period ended March 31, 2015. Our weighted average interest rate for our Second Lien Loan under the Second Lien Credit Agreement was 8.5% for the three month period ended March 31, 2015.

As of March 31, 2015, our total leverage ratio was 1.1, our senior secured leverage ratio was 0.4 and our fixed charge coverage ratio was 3.0 and we are in compliance with the existing senior secured Credit Agreement.

As of March 31, 2015, our availability under our $120.0 million Revolving Credit Facility as amended by the fourth amendment to our existing senior secured Credit Agreement, was $99.0 million as we had $21.0 million outstanding in letters of credit.

See Note 6 of the financial statements included in our Form 10-K for additional details on our outstanding long-term obligations which were outstanding as of December 31, 2014.

Inflation

We do not believe inflation has significantly impacted our results of operations.

Critical Accounting Estimates

See Part II, Item 7 – Critical Accounting Estimates and our consolidated financial statements and related notes in Part II, Item 8 of our 2014 Annual Report on Form 10-K, for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. These critical accounting estimates include revenue recognition; patient accounts receivable; insurance; goodwill and other intangible assets; and income taxes. There have not been any changes to our significant accounting policies or their application since we filed our 2014 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility, Term Loan and Second Lien Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows will be exposed to changes in interest rates. As of March 31, 2015, the total amount of outstanding debt subject to interest rate fluctuations was $100.0 million. A 1.0% interest rate change would cause interest expense to change by approximately $1.0 million annually.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2015, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2015, the end of the period covered by this Quarterly Report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended March 31, 2015, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2015, the end of the period covered by this Quarterly Report.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 5 to the condensed consolidated financial statements for information concerning our legal proceedings.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors included in Part I, “Item 1A. – “Risk Factors”” of our Annual Report on Form 10-K. These risk factors could materially impact our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely impact our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three month period ended March 31, 2015:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1, 2015 to January 31, 2015	—	$—	—	$—
February 1, 2015 to February 28, 2015	—	—	—	—
March 1, 2015 to March 31, 2015	—	—	—	—

	—	$—	—	$—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On April 23, 2015, our Board of Directors and the Compensation Committee of our Board of Directors approved amendments to our 2008 Omnibus Incentive Compensation Plan, as amended (the “Plan”), effective with respect to awards granted on or after April 23, 2015 under the Plan, in order to further enhance the governance aspects of the Plan. These amendments, which are not subject to stockholder approval, are as follows: (i) elimination of “single-trigger” vesting upon a “change in control;” (ii) reduction of the percentage of shares that can be issued under the Plan with a vesting period of less than one year; and (iii) other non-substantive, conforming amendments.

Stockholders originally approved the Plan at our 2008 Annual Meeting of Stockholders, and the foregoing description of the April 23, 2015 Plan amendments is qualified in its entirety by the terms of the amended Plan, a composite version of which (including Plan amendments adopted on June 7, 2012, October 25, 2012 and April 23, 2015) is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS

The exhibits marked with the cross symbol (†) are filed and the exhibits marked with a double cross (††) are furnished with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through February 24, 2014	The Company’s Annual Report on Form 10-K for the year ended December 31, 2013	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

†10.1*	Composite Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan (inclusive of Plan amendments dated June 7, 2012, October 25, 2012, April 23, 2015 and the full text of the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan)

†31.1	Certification of Paul B. Kusserow, President and Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Ronald A. LaBorde, Vice Chairman and Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of Paul B. Kusserow, President and Chief Executive Officer (principal executive officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2	Certification of Ronald A LaBorde, Vice Chairman and Chief Financial Officer (principal financial officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†101.INS	XBRL Instance

†101.SCH	XBRL Taxonomy Extension Schema Document

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	XBRL Taxonomy Extension Definition Linkbase

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDISYS, INC. (Registrant)

By:	/s/ SCOTT G. GINN
Scott G. Ginn,
Principal Accounting Officer and
Duly Authorized Officer

Date: April 29, 2015

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed and the exhibits marked with a double cross (††) are furnished with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through February 24, 2014	The Company’s Annual Report on Form 10-K for the year ended December 31, 2013	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

†10.1*	Composite Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan (inclusive of Plan amendments dated June 7, 2012, October 25, 2012, April 23, 2015 and the full text of the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan)

†31.1	Certification of Paul B. Kusserow, President and Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Ronald A. LaBorde, Vice Chairman and Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of Paul B. Kusserow, President and Chief Executive Officer (principal executive officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2	Certification of Ronald A LaBorde, Vice Chairman and Chief Financial Officer (principal financial officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†101.INS	XBRL Instance

†101.SCH	XBRL Taxonomy Extension Schema Document

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	XBRL Taxonomy Extension Definition Linkbase

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document