Form 10-Q
period 2015-06-30
AMEDISYS INC
filed 2015-07-29
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 33,665,873 shares outstanding as of July 24, 2015.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$33,201	$8,032
Patient accounts receivable, net of allowance for doubtful accounts of $14,228, and $14,317	110,454	99,325
Prepaid expenses	7,568	8,493
Other current assets	17,147	19,708

Total current assets	168,370	135,558

Property and equipment, net of accumulated depreciation of $149,801 and $146,438	66,953	137,455
Goodwill	205,587	205,587
Intangible assets, net of accumulated amortization of $25,374	33,193	33,193
Deferred income taxes	140,485	124,788
Other assets, net	30,845	33,161

Total assets	$645,433	$669,742

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,911	$16,056
Payroll and employee benefits	74,688	75,553
Accrued expenses	64,101	56,329
Current portion of long-term obligations	12,000	12,000
Current portion of deferred income taxes	3,329	2,385

Total current liabilities	176,029	162,323
Long-term obligations, less current portion	83,517	104,372
Other long-term obligations	5,837	5,285

Total liabilities	265,383	271,980

Commitments and Contingencies - Note 5

Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—

Common stock, $0.001 par value, 60,000,000 shares authorized; 34,719,797, and 34,569,526 shares issued; and 33,665,873 and 33,594,572 shares outstanding	35	35
Additional paid-in capital	490,474	481,762
Treasury stock at cost, 1,053,924 and 974,954 shares of common stock	(22,026)	(19,860)
Accumulated other comprehensive income	15	15
Retained earnings	(89,157)	(64,785)

Total Amedisys, Inc. stockholders’ equity	379,341	397,167
Noncontrolling interests	709	595

Total equity	380,050	397,762

Total liabilities and equity	$645,433	$669,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2015	2014	2015	2014
Net service revenue	$314,152	$305,006	$615,724	$603,745
Cost of service, excluding depreciation and amortization	175,699	172,520	346,660	349,527
General and administrative expenses:
Salaries and benefits	71,249	71,400	139,804	154,571
Non-cash compensation	2,193	1,069	4,577	1,500
Other	42,113	35,522	75,183	78,222
Provision for doubtful accounts	2,756	4,242	5,732	9,135
Depreciation and amortization	4,615	7,692	11,152	15,594
Asset impairment charge	—	—	75,193	2,208

Operating expenses	298,625	292,445	658,301	610,757

Operating income (loss)	15,527	12,561	(42,577)	(7,012)
Other income (expense):
Interest income	4	16	26	22
Interest expense	(2,416)	(1,352)	(4,842)	(2,613)
Equity in earnings from equity investments	4,826	885	6,777	1,671
Miscellaneous, net	498	243	2,632	434

Total other income (expense), net	2,912	(208)	4,593	(486)

Income (loss) before income taxes	18,439	12,353	(37,984)	(7,498)
Income tax (expense) benefit	(7,566)	(4,743)	14,025	2,875

Income (loss) from continuing operations	10,873	7,610	(23,959)	(4,623)
Discontinued operations, net of tax	—	61	—	(216)

Net income (loss)	10,873	7,671	(23,959)	(4,839)
Net (income) loss attributable to noncontrolling interests	(236)	(52)	(413)	41

Net income (loss) attributable to Amedisys, Inc.	$10,637	$7,619	$(24,372)	$(4,798)

Basic earnings per common share:
Income (loss) from continuing operations attributable to Amedisys, Inc. common stockholders	$0.32	$0.24	$(0.74)	$(0.14)
Discontinued operations, net of tax	—	—	—	(0.01)

Net income (loss) attributable to Amedisys, Inc. common stockholders	$0.32	$0.24	$(0.74)	$(0.15)

Weighted average shares outstanding	33,004	32,251	32,871	32,058

Diluted earnings per common share:
Income (loss) from continuing operations attributable to Amedisys, Inc. common stockholders	$0.32	$0.23	$(0.74)	$(0.14)
Discontinued operations, net of tax	—	—	—	(0.01)

Net income (loss) attributable to Amedisys, Inc. common stockholders	$0.32	$0.23	$(0.74)	$(0.15)

Weighted average shares outstanding	33,459	32,594	32,871	32,058

Amounts attributable to Amedisys, Inc. common stockholders:
Income (loss) from continuing operations	$10,637	$7,558	$(24,372)	$(4,582)
Discontinued operations, net of tax	—	61	—	(216)

Net income (loss)	$10,637	$7,619	$(24,372)	$(4,798)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Six-Month Periods Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(23,959)	$(4,839)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,152	15,634
Provision for doubtful accounts	5,732	9,210
Non-cash compensation	4,577	1,500
401(k) employer match	3,454	3,048
Loss on disposal of property and equipment	530	2,688
Gain on sale of care centers	—	(2,967)
Deferred income taxes	(14,788)	(3,017)
Equity in earnings of equity investments	(6,777)	(1,671)
Amortization of deferred debt issuance costs	553	283
Return on equity investment	4,638	700
Asset impairment charge	75,193	2,208
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(16,861)	(9,740)
Other current assets	3,849	(2,215)
Other assets	(1,160)	1,200
Accounts payable	6,163	414
U.S. Department of Justice settlement accrual	—	(115,000)
Accrued expenses	4,189	5,958
Other long-term obligations	552	1,135

Net cash provided by (used in) operating activities	57,037	(95,471)

Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	1,026	5
Purchases of deferred compensation plan assets	(19)	(67)
Purchases of property and equipment	(16,668)	(9,068)
Purchase of investment	(1,161)	(2,495)
Proceeds from sale of investment	5,000	—
Proceeds from dispositions of care centers	—	2,233

Net cash used in investing activities	(11,822)	(9,392)

Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options and warrants	195	88
Proceeds from issuance of stock to employee stock purchase plan	1,059	1,324
Non-controlling interest distribution	(300)	—
Proceeds from revolving line of credit	63,400	200,800
Repayments of revolving line of credit	(78,400)	(95,800)
Principal payments of long-term obligations	(6,000)	(7,627)

Net cash (used in) provided by financing activities	(20,046)	98,785

Net increase (decrease) in cash and cash equivalents	25,169	(6,078)
Cash and cash equivalents at beginning of period	8,032	17,303

Cash and cash equivalents at end of period	$33,201	$11,225

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,598	$2,974

Cash paid for income taxes, net of refunds received	$(2,496)	$—

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
(Sale) acquisition of non-controlling interests	$—	$(1,549)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Amedisys, Inc., a Delaware corporation, and its consolidated subsidiaries (“Amedisys,” “we,” “us,” or “our”) are a multi-state provider of home health and hospice services with approximately 80% of our revenue derived from Medicare for the three and six-month periods ended June 30, 2015, and approximately 82% of our revenue derived from Medicare for the three and six-month periods ended June 30, 2014. As of June 30, 2015, we owned and operated 316 Medicare-certified home health care centers and 79 Medicare-certified hospice care centers in 34 states within the United States, the District of Columbia and Puerto Rico.

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

We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a variable interest entity in which we are the primary beneficiary. The book value of investments that we accounted for under the equity method of accounting was $21.7 million as of June 30, 2015, and $18.8 million as of December 31, 2014. We account for investments in entities in which we have less than a 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee. The aggregate carrying amount of our cost method investment, which was sold during the three-month period ended June 30, 2015, was $5.0 million as of December 31, 2014.

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

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of June 30, 2015 and 2014, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and, therefore, the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our condensed consolidated balance sheets for such periods.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Hospice Revenue Recognition

Hospice Medicare Revenue

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounts for 98% and 99% of our total net Medicare hospice service revenue for the three months ended June 30, 2015, and 2014, respectively, and 98% of our total Medicare hospice service revenue for the six months ended June 30, 2015, and 2014, respectively. We make adjustments to Medicare revenue for an inability to obtain appropriate billing documentation or acceptable authorizations and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes our historical collection rate on Medicare claims, and record it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable.

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap for each provider number, we monitor these caps and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in other accrued liabilities. We have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2012 as of December 31, 2014. Beginning for the cap year ending October 31, 2014, providers are required to self-report and pay their estimated cap liability by March 31st. As such, we have paid $0.2 million as our estimated liability for the cap year ended October 31, 2014 during the three-month period ended March 31, 2015. During the three-month period ended June 30, 2015, we received cap letters for two of our providers that exceeded the cap for the 2013 cap year and paid $1.2 million to CMS. As of June 30, 2015 and December 31, 2014, we have recorded $1.6 million and $2.8 million for estimated amounts due back to Medicare in other accrued liabilities for the Federal cap years ended October 31, 2013 through October 31, 2015.

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

We believe the credit risk associated with our Medicare accounts, which represent 66% and 69% of our net patient accounts receivable at June 30, 2015 and December 31, 2014, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable, which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. During the three and six-month periods ended June 30, 2015, we recorded $1.1 million and $2.6 million, respectively, in estimated revenue adjustments to Medicare revenue as compared to $1.8 million and $3.0 million during the three and six-month periods ended June 30, 2014, respectively.

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

As of December 31, 2014, we had $74.7 million of internally developed software costs related to the development of AMS3 Home Health. Additionally, we had $1.1 million of internally developed software costs related to the development of AMS3 Hospice. Expanded beta testing to additional sites in February of 2015 demonstrated that AMS3 was disruptive to operations. Additional analysis of the system determined that the system was not ready to be fully implemented and would require significant time and investment to redesign. Therefore, during the three-month period ended March 31, 2015, we made the decision to discontinue AMS3 and recorded a non-cash charge to write-off the software costs incurred related to the development of AMS3 Home Health and Hospice.

The following table summarizes the balances related to our property and equipment for the periods indicated (amounts in millions):

	June 30, 2015	December 31, 2014
Land	$3.2	$3.2
Building and leasehold improvements	25.4	25.3
Equipment and furniture	96.8	97.2
Computer software	91.4	158.2

	216.8	283.9
Less: accumulated depreciation	(149.8)	(146.4)

	$67.0	$137.5

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

	Fair Value at Reporting Date Using
Financial Instrument	Carrying Value as of June 30, 2015	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$95.5	$—	$103.9	$—

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

Our deferred compensation plan assets are recorded at fair value and are considered a level 2 measurement. For our other financial instruments, including our cash and cash equivalents, patient accounts receivable, accounts payable and accrued expenses, we estimate the carrying amounts’ approximate fair value.

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

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2015	2014	2015	2014
Weighted average number of shares outstanding - basic	33,004	32,251	32,871	32,058
Effect of dilutive securities:
Stock options	1	—	—	—
Non-vested stock and stock units	454	343	—	—

Weighted average number of shares outstanding - diluted	33,459	32,594	32,871	32,058

Anti-dilutive securities	514	192	957	649

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue for which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP. In July 2015, the FASB agreed to defer the effective date of the standard from January 1, 2017, to January 1, 2018, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. As of June 30, 2015, we have $2.4 million of unamortized debt issuance costs that would be reclassified from a long-term asset to a reduction in the carrying amount of our debt.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net revenues and operating results for the periods presented for those care centers classified as discontinued operations are as follows (dollars in millions):

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2015	2014	2015	2014
Net revenues	$—	$—	$—	$(0.3)
Income (loss) before income taxes	—	0.1	—	(0.4)
Income tax benefit	—	—	—	0.2

Discontinued operations, net of tax	$—	$0.1	$—	$(0.2)

4. LONG-TERM OBLIGATIONS

Long-term debt consisted of the following for the periods indicated (amounts in millions):

	June 30, 2015	December 31, 2014
$60.0 million Term Loan; $3.0 million principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (2.69% at June 30, 2015); due October 26, 2017	$27.0	$33.0
$120.0 million Revolving Credit Facility; interest only quarterly payments; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (2.69% at June 30, 2015); due October 26, 2017	—	15.0
$70.0 million Second Lien Loan; interest only quarterly payments; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (8.50% at June 30, 2015); due July 28, 2020	70.0	70.0
Discount on Second Lien Loan	(1.5)	(1.6)

	95.5	116.4
Current portion of long-term obligations	(12.0)	(12.0)

Total	$83.5	$104.4

Our weighted average interest rate for our five year $60.0 million Term Loan, under our existing senior secured Credit Agreement, was 2.7% and 2.9% for the three and six-month periods ended June 30, 2015, respectively, as compared to 3.4% for the three and six-month periods ended June 30, 2014. Our weighted average interest rate for our $120.0 million Revolving Credit Facility, as amended by the fourth amendment to our Credit Agreement, was 4.8% and 3.7% for the three and six-month periods ended June 30, 2015, respectively, as compared to 3.5% for the three and six-month periods ended June 30, 2014. Our weighted average interest rate for our Second Lien Loan under the Second Lien Credit Agreement was 8.5% for the three and six-month periods ended June 30, 2015.

As of June 30, 2015, our total leverage ratio was 1.0, our senior secured leverage ratio was 0.4 and our fixed charge coverage ratio was 2.8 and we are in compliance with the existing senior secured Credit Agreement. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.

As of June 30, 2015, our availability under our $120.0 million Revolving Credit Facility as amended by the fourth amendment to our existing senior secured Credit Agreement, was $99.0 million as we had $21.0 million outstanding in letters of credit.

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

On May 3, 2013, the Co-Lead Plaintiffs appealed the dismissal of the Securities Complaint to the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”). On October 2, 2014, a three-judge panel of the Fifth Circuit issued a decision reversing the District Court’s dismissal of the Securities Complaint. On October 16, 2014, all defendants filed a petition with the Fifth Circuit to review the three-judge panel’s decision en banc, or as a whole court. On December 29, 2014, the Fifth Circuit denied the defendants’ motion for en banc review of the Fifth Circuit panel’s decision reversing the District Court’s dismissal of the Securities Complaint. The case then returned to the District Court for further proceedings. On March 30, 2015, the defendants filed a Petition for Writ of Certiorari (the “Petition”) with the United States Supreme Court asking the Supreme Court to consider whether the Fifth Circuit erred in reversing the District Court’s dismissal of the Securities Complaint. The Supreme Court denied the Petition on June 29, 2015, which did not affect the ongoing proceedings before the District Court, including the District Court’s consideration of a motion filed on April 3, 2015, by the Co-Lead Plaintiffs for leave to amend the Securities Complaint. The defendants have filed a brief in opposition to the Plaintiffs’ motion for leave to amend the Securities Complaint, which motion remains pending. All discovery in the case is currently stayed pursuant to federal law. No assurances can be given about the timing or outcome of this matter.

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

On September 10, 2014, the plaintiffs in the Connecticut case filed a motion for leave to amend their complaint to add a new claim under the Kentucky Wage and Hour Act (“KWHA”) alleging that the Company did not pay certain home health clinicians working in the Commonwealth of Kentucky all of the overtime wages they were owed, either because the Company misclassified them as exempt from overtime or, while treating them as overtime eligible, did not properly pay them overtime for all hours worked over 40 in a week. On behalf of themselves and a class of current and former employees they allege are similarly situated, plaintiffs seek attorneys’ fees, back wages and liquidated damages going back five years before the filing of their original complaint under the KWHA. On October 1, 2014,

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the Company filed an opposition to the plaintiffs’ motion to amend. On October 15, 2014, plaintiffs filed a reply brief in support of their motion. On December 12, 2014, the Court granted the plaintiffs’ motion to amend the complaint to add the claims under the KWHA. The Company and the plaintiffs agreed to explore the possibility of a mediated settlement of the Connecticut case, and on February 23, 2015 filed a joint motion to stay proceedings for six months to pursue that process, which was granted by the Court on February 24, 2015.

On June 10, 2015, the Company and plaintiffs participated in a mediation whereby they agreed to fully resolve all of plaintiffs’ claims in the lawsuit for $8.0 million, subject to approval by the Court. The settlement agreement will be submitted to the Court for preliminary approval and plaintiffs will request certification of Pennsylvania and Kentucky classes for the sole purpose of this proposed settlement. If the Court grants preliminary approval, notice will be issued to members of the settlement classes to provide them with an opportunity to object to the settlement and, in the case of members of the Pennsylvania and Kentucky classes, opt out of the settlement. Following this notice period, the Court will hold a final fairness hearing for the purpose of considering objections and deciding whether to grant final approval of the settlement. As of June 30, 2015, we have an accrual of $8.0 million for this matter.

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

We are unable to assess the probable outcome or reasonably estimate the potential liability, if any, arising from the securities and Illinois wage and hour litigation described above. The Company intends to continue to vigorously defend itself in the securities and Illinois wage and hour litigation matters. No assurances can be given as to the timing or outcome of the securities and Illinois wage and hour matters described above or the impact of any of the inquiry or litigation matters on the Company, its consolidated financial condition, results of operations or cash flows, which could be material, individually or in the aggregate.

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

Computer Inventory and Data Security Reporting

On March 1 and March 2, 2015, we provided official notice under Federal and state data privacy laws concerning the outcome of an extensive risk management process to locate and verify our large computer inventory. The process identified approximately 142 encrypted computers and laptops for which reports were required under federal and state data privacy laws. We have no indication of external hacking into our network, and no evidence that any patients or former patients have suffered any actual harm. Depending on the device, the patient information included any or all of the following: name, address, Social Security number, date of birth, insurance ID numbers, medical records and other personally identifiable data. The devices at issue were originally assigned to Company clinicians and other team members who left the Company between 2011 and 2014, and represent approximately 0.3% of the total number of devices that were used at the Company during that time period. We reported these devices to the U.S. Department of Health and Human Services, state agencies, and approximately 6,909 individuals whose information may be involved, as required under applicable law and in an abundance of caution because we could not rule out unauthorized access to patient data on the devices. The

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Office of Civil Rights, U.S. Department of Health and Human Services (“OCR”) is reviewing our compliance with applicable laws, as is typical for any data breach involving more than 500 individuals. We are cooperating with OCR in their review and if any other regulatory reviews are formally commenced, will cooperate with applicable regulatory authorities. In accordance with our CIA, we have notified the OIG of this matter.

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

Subpoena Duces Tecum Issued by the U.S. Department of Justice

On May 21, 2015, we received a Subpoena Duces Tecum (“Subpoena”) issued by the U.S. Department of Justice. The Subpoena requests the delivery of information regarding 53 identified hospice patients to the United States Attorney’s Office for the District of Massachusetts. It also requests the delivery of documents relating to our hospice clinical and business operations and related compliance activities. The Subpoena generally covers the period from January 1, 2011, through the present. We are fully cooperating with the U.S. Department of Justice with respect to this investigation. No assurance can be given as to the timing or outcome of this investigation.

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

In January 2010, our subsidiary that provides home health services in Dayton, Ohio received from a Medicare Program Safeguard Contractor (“PSC”) a request for records regarding 137 claims submitted by the subsidiary paid from January 2, 2008 through November 10, 2009 (the “Claim Period”) to determine whether the underlying services met pertinent Medicare payment requirements. Based on the PSC’s findings for 114 of the claims, which were extrapolated to all claims for home health services provided by the Dayton subsidiary paid during the Claim Period, on March 9, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment of approximately $5.6 million. We dispute these findings, and our Dayton subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. Most recently, a consolidated administrative law judge (“ALJ”) hearing was held in late March 2013. In January 2014, the ALJ found fully in favor of our Dayton subsidiary on 74 appeals and partially in favor of our Dayton subsidiary on eight appeals. Taking into account the ALJ’s decision, certain determinations that our Dayton subsidiary decided not to appeal as well as certain determinations made by the MAC, of the 114 claims that were originally extrapolated by the MAC, 76 claims have now been decided in favor of our Dayton subsidiary in full, 10 claims have been decided in favor of our Dayton subsidiary in part, and 28 claims have been decided against or not appealed by our Dayton subsidiary. The ALJ has ordered the MAC to recalculate the extrapolation amount based on the ALJ’s decision. The Medicare Appeals Council can decide on its own motion to review the ALJ’s decisions. As of June 30, 2015, we have recorded no liability with respect to the pending appeals as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a Zone Program Integrity Contractor (“ZPIC”) a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the MAC for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. Most recently, an ALJ hearing was held in early January 2015. No assurances can be given as to the timing or outcome of the ALJ’s decision. The current alleged extrapolated overpayment is $6.1 million. In the event we pay any amount of this alleged overpayment, we are indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. As of June 30, 2015, we have recorded no liability for this claim as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Three-Month Period Ended June 30, 2015
	Home Health	Hospice	Other	Total
Net service revenue	$247.8	$66.3	$—	$314.1
Cost of service, excluding depreciation and amortization	142.3	33.4	—	175.7
General and administrative expenses	63.5	15.3	36.8	115.6
Provision for doubtful accounts	2.3	0.4	—	2.7
Depreciation and amortization	1.3	0.3	3.0	4.6

Operating expenses	209.4	49.4	39.8	298.6

Operating income (loss)	$38.4	$16.9	$(39.8)	$15.5

	For the Three-Month Period Ended June 30, 2014
	Home Health	Hospice	Other	Total
Net service revenue	$243.5	$61.5	$—	$305.0
Cost of service, excluding depreciation and amortization	139.3	33.2	—	172.5
General and administrative expenses	67.2	14.1	26.7	108.0
Provision for doubtful accounts	3.7	0.5	—	4.2
Depreciation and amortization	2.3	0.6	4.8	7.7

Operating expenses	212.5	48.4	31.5	292.4

Operating income (loss)	$31.0	$13.1	$(31.5)	$12.6

	For the Six-Month Period Ended June 30, 2015
	Home Health	Hospice	Other	Total
Net service revenue	$489.2	$126.5	$—	$615.7
Cost of service, excluding depreciation and amortization	281.0	65.7	—	346.7
General and administrative expenses	126.3	29.7	63.6	219.6
Provision for doubtful accounts	4.9	0.8	—	5.7
Depreciation and amortization	2.8	0.7	7.6	11.1
Asset impairment charge	—	—	75.2	75.2

Operating expenses	415.0	96.9	146.4	658.3

Operating income (loss)	$74.2	$29.6	$(146.4)	$(42.6)

	For the Six-Month Period Ended June 30, 2014
	Home Health	Hospice	Other	Total
Net service revenue	$480.2	$123.5	$—	$603.7
Cost of service, excluding depreciation and amortization	283.3	66.2	—	349.5
General and administrative expenses	143.2	30.3	60.8	234.3
Provision for doubtful accounts	7.7	1.4	—	9.1
Depreciation and amortization	4.9	1.1	9.6	15.6
Asset impairment charge	1.2	1.0	—	2.2

Operating expenses	440.3	100.0	70.4	610.7

Operating income (loss)	$39.9	$23.5	$(70.4)	$(7.0)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and six-month periods ended June 30, 2015. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on March 4, 2015 (the “Form 10-K”), which are incorporated herein by this reference.

Unless otherwise provided, “Amedisys,” “we,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.

Overview

We are a provider of high-quality, low-cost home health services to the chronic, co-morbid, aging American population, with approximately 80% our revenue derived from Medicare for the three and six-month periods ended June 30, 2015, and approximately 82% of our revenue derived from Medicare for the three and six-month periods ended June 30, 2014, respectively.

Our operations involve servicing patients through our two reportable business segments: home health and hospice. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. As of June 30, 2015, we owned and operated 316 Medicare-certified home health care centers and 79 Medicare-certified hospice care centers in 34 states within the United States, the District of Columbia and Puerto Rico.

Financial Performance

The three-month period ended June 30, 2015, continued our significant operational improvement that began during the three-month period ended June 30, 2014. The improvement is attributable to the closure and/or consolidation of care centers that had a material, negative impact on our operating results as well as significant growth in our hospice segment. The reduction in the number of operating care centers enabled us to restructure our regional and corporate support functions which also contributed to our performance improvement.

Our home health care centers have experienced same store Medicare revenue and admissions growth for the six-month period ended June 30, 2015; however, both of these metrics are down in total as 2014 Medicare revenues included approximately $13 million in revenue from closed and/or consolidated care centers. The home health segment has seen significant increases in non-Medicare revenue, an increase in revenue per episode and reductions in cost per visit and operating expenses which have helped deliver a $7 million and $27 million improvement over the three and six-month periods ended June 30, 2014, respectively.

Our hospice segment has continued to show consistent growth in admissions and average daily census combined with strong cost controls as cost per day is down, all of which have helped deliver a $4 million improvement over the three and six-month periods ended June 30, 2014.

Executive Leadership

On April 7, 2015, we announced the addition of a new board member and several executive leadership appointments including Daniel P. McCoy as the company’s Chief Operating Officer. Additionally, we announced the retirement of Dale E. Redman, Interim Chief Financial Officer; Ronald A. LaBorde, Vice Chairman, resumed his role as Chief Financial Officer. As part of this leadership transition, David R. Bucey, Senior Vice President, General Counsel and Secretary and Dr. Michael O. Fleming, Chief Medical Officer, departed the company.

AMS3/Homecare Homebase Implementation

In December 2014, we completed development of AMS3, our third generation, proprietary operating system and began beta testing. We expanded beta testing to additional sites in February of 2015 which demonstrated that AMS3 was disruptive to operations. Additional analysis of the system determined that the system was not ready to be fully implemented and would require significant time and investment to re-design. Therefore, we made the decision to discontinue AMS3 and transition to Homecare Homebase (“HCHB”) which is a leading platform for home health and hospice companies. This decision resulted in a non-cash asset impairment charge of $75.2 million, $45.5 million net of income taxes during the three-month period ended March 31, 2015.

We began a pilot of HCHB in seven care centers in June 2015. We anticipate continuing the rollout during the third quarter of 2015 with an anticipated completion date in the first half of 2017. While the transition to HCHB will result in some increase to our original estimated capital expenditures of approximately $15 million in 2015, we do anticipate significant reductions in both operating and capitalized expenses as we complete the installation of HCHB and transition away from our proprietary system. During the three-month period ended June 30, 2015, we incurred approximately $1.5 million of operating expense related to this software. These costs included maintenance and hosting fees as well as care center implementation related costs. During the implementation period, we will continue to have the costs of maintaining both systems. Additionally, we will shift personnel designated for the AMS3 implementation to the HCHB implementation and we will continue to incur the operating expenses associated with these resources. We anticipate that care center implementation costs will increase as we continue to roll-out the HCHB system.

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

Owned and Operated Care Centers

	Home Health	Hospice
At December 31, 2014	316	80
Acquisitions/Startups	—	—
Consolidated	—	(1)

At June 30, 2015	316	79

Outlook

We remain focused on growing our same store admission volumes and increasing operating efficiencies. As discussed, we do anticipate an increase in operating costs related to the roll-out of HCHB, and we will continue to incur costs associated with our legacy AMS2 and AMS3 platforms. We also anticipate additional expenses as we operationalize the transition to the 10th revision of the International Classification of Diseases (“ICD-10”) which will have an impact on the productivity of our coders and will require additional training resources. We do anticipate being able to ultimately reduce some of the loss of productivity expected from the transition to ICD-10.

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

In May 2015, CMS issued a proposed rule to update hospice payment rates and the wage index for fiscal year 2016, effective October 1, 2015. As proposed, hospices would see an estimated 1.3% increase in payments. In a budget neutral manner, CMS also has proposed separate routine home care rates for the first 60 days of care and care beyond 60 days. CMS also proposes a service intensity add-on payment that would help to promote and compensate care at end of life. Because of the change in reimbursement arising from this proposed rule, we are analyzing factors specific to Amedisys to determine our impact.

In July 2015, CMS issued a proposed rule to update and revise Medicare home health reimbursement rates for the calendar year 2016. The proposed rule includes a rebasing cut of 2.5% as allowed by the PPACA and the Health Care and Education Reconciliation Act of 2010, a negative multifactor productivity adjustment of 0.6% and a 2.9% market basket increase. CMS also introduced a 1.7% cut for nominal case-mix coding intensity growth unrelated to patient changes in acuity between 2012 and 2014. CMS estimates that the net effect of these changes is approximately a 1.8% decrease in reimbursement to home health providers. Our net impact for 2016 could differ depending on differences in the wage index and the impact of case-mix coding changes. We expect CMS to issue a final rule in the fourth quarter of 2015.

Finally, as part of the proposed rule, CMS has introduced a Home Health Value-Based Purchasing model in nine states that seeks to test whether incentives for better care can improve outcomes in the delivery of home health services. Financial impacts from this change, either positive or negative, would not be implemented until 2018 depending on performance according to the design of the program.

Results of Operations

Three-Month Period Ended June 30, 2015 Compared to the Three-Month Period Ended June 30, 2014

Consolidated

The following table summarizes our results from continuing operations (amounts in millions):

	For the Three-Month Periods Ended June 30,
	2015	2014
Net service revenue	$314.1	$305.0
Gross margin, excluding depreciation and amortization	138.4	132.5
% of revenue	44.1%	43.4%
Other operating expenses	122.9	119.9
% of revenue	39.1%	39.3%

Operating income	15.5	12.6

Total other income (expense), net	2.9	(0.2)
Income tax expense	(7.6)	(4.8)
Effective income tax rate	41.0%	38.4%

Income from continuing operations	10.9	7.6

Net income from discontinued operations	—	0.1
Net (income) loss attributable to noncontrolling interests	(0.2)	(0.1)

Net income attributable to Amedisys, Inc.	$10.6	$7.6

Our operating income increased $3 million as our combined home health and hospice operating income increased $11 million and our corporate expenses increased $8 million. Our 2015 operating results are impacted by the settlement of our Wage and Hour Litigation ($8 million) and severance related to the reorganization of our leadership and reductions to our IT infrastructure ($3 million). Our 2014 operating results include $1 million related to a matter self-reported to the OIG. Adjusting for these items in both years, our operating income increased $12 million. Additionally, our 2014 results included $2 million in negative operating contributions related to closed and/or consolidated care centers. Total other income (expense), net increased $3 million as the result of an increase related to an equity method investment during the three-month period ended June 30, 2015.

Historically, we have calculated the provision for income taxes during the interim reporting periods by applying an estimate of our annual effective tax rate to our income or loss before taxes. The effective tax rate for the year is influenced by the relationship of the amount of permanent differences to income or loss before taxes. The recording of a significant charge in the first quarter of this year may distort this relationship during the periods of the year. Accordingly, we have applied an actual year to date effective tax rate to calculate income taxes for the three and six-month periods ended June 30, 2015. While we estimate that our quarterly effective tax rate for the remaining two quarters of 2015 will be reasonably consistent with our effective tax rate for the three-month period ended June 30, 2015, the annual effective tax rate for the year may not be consistent with the respective periods during the year.

Home Health Division

The following table summarizes our home health segment results from continuing operations:

	For the Three-Month Periods Ended June 30,
	2015	2014
Financial Information (in millions):
Medicare	$188.3	$191.5
Non-Medicare	59.5	52.0

Net service revenue	247.8	243.5
Cost of service	142.3	139.3

Gross margin	105.5	104.2
Other operating expenses	67.1	73.2

Operating income	$38.4	$31.0

Key Statistical Data:

Medicare:
Same Store Volume (1):
Revenue	(1%)	2%
Admissions	0%	0%
Recertifications	(6%)	2%
Total (2):
Admissions	43,890	43,974
Recertifications	24,607	26,283
Completed episodes	67,516	70,276
Visits	1,203,648	1,225,278
Average revenue per episode including sequestration (3)	$2,829	$2,788
Visits per completed episode (4)	17.5	17.5

Non-Medicare:
Same Store Volume (1):
Revenue	16%	21%
Admissions	15%	22%
Recertifications	8%	15%
Total (2):
Admissions	23,762	20,731
Recertifications	8,637	8,057
Visits	482,689	412,481

Total (2):
Cost per Visit	$84.43	$85.08
Visits	1,686,337	1,637,759

(1)	Same store Medicare and Non-Medicare revenue, admissions or recertifications volume is the percent increase (decrease) in our Medicare and Non-Medicare revenue, admissions or recertifications for the period as a percent of the Medicare and Non-Medicare revenue, admissions or recertifications of the prior period.
(2)	Based on continuing operations for all periods presented.
(3)	Average Medicare revenue per completed episode including sequestration is the average Medicare revenue earned for each Medicare completed episode of care which includes the impact of sequestration.
(4)	Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.

Overall, our operating income increased $7 million on a $1 million increase in gross margin and a $6 million decline in other operating expenses.

Net Service Revenue

Our Medicare revenue decrease of approximately $3 million consisted of $6 million due to lower volumes offset by a $3 million increase related to revenue per episode. The decrease in volumes is primarily due to the sale, closure and consolidation of 51 care centers since December 31, 2013. The 1% increase in revenue per episode is the result of a change in patient mix and a reduction in the number of low utilization payment adjustments (“LUPAs”). The three-month period ended June 30, 2014, included $2 million in revenues from closed and/or consolidated care centers.

Our non-Medicare revenue increased $7 million which is primarily due to increases in volumes. We are experiencing significant growth in our non-Medicare business as we have focused on contract payors with significant concentrations in our markets that benefit our referral sources and add incremental margin to our operations.

As mentioned above, we have closed numerous care centers since December 31, 2013. Accordingly, our results are not fully comparable to prior year. The following table summarizes our net service revenue for our operating care centers and those care centers that were closed, consolidated or sold.

	For the Three-Month Periods Ended June 30,
	2015	2014
Revenue (in millions):
Operating care centers	$247.8	$241.4
Closed/Consolidated/Sold care centers	—	2.1

Net service revenue	247.8	243.5

Cost of Service, Excluding Depreciation and Amortization

Our cost of service increased $3 million as a result of our increase in non-Medicare volumes, as our total visits increased 3%. The increase in volume was offset by a reduction in health insurance expense.

Other Operating Expenses

Other operating expenses decreased $6 million due to decreases in other care center related expenses as a result of our closure and consolidation strategy and the reduction in divisional leadership. Of the $6 million decrease, $1 million is the result of a reduction due to the OIG self-report accrual in 2014. The remainder of the decrease was primarily related to reductions in salaries and benefits, travel, our provision for doubtful accounts and depreciation and amortization.

Hospice Division

The following table summarizes our hospice segment results from continuing operations:

	For the Three-Month Periods Ended June 30,
	2015	2014
Financial Information (in millions):
Medicare	$62.5	$57.7
Non-Medicare	3.8	3.8

Net service revenue	66.3	61.5
Cost of service	33.4	33.2

Gross margin	32.9	28.3
Other operating expenses	16.0	15.2

Operating income	$16.9	$13.1

Key Statistical Data:
Same Store Volume (1):
Medicare revenue	10%	(3%)
Non-Medicare revenue	5%	8%
Hospice admits	11%	(3%)
Average daily census	8%	(4%)
Total (2):
Hospice admits	4,713	4,350
Average daily census	4,944	4,649
Revenue per day	$147.53	$145.44
Cost of service per day	$74.07	$78.24
Average length of stay	86	99

(1)	Same store Medicare and Non-Medicare revenue, Hospice admits or average daily census volume is the percent increase (decrease) in our Medicare and Non-Medicare revenue, Hospice admits or average daily census for the period as a percent of the Medicare and Non-Medicare revenue, Hospice admits or average daily census of the prior period.
(2)	Based on continuing operations for all periods presented.

Overall, our operating income increased $4 million on a $5 million increase in gross margin and a $1 million increase in other operating expenses.

Net Service Revenue

Our hospice revenue increased $5 million, primarily as the result of an 11% increase in same store admits which resulted in an 8% increase in same store average daily census. We benefitted from a 1.4% hospice rate increase effective October 1, 2014.

As mentioned above, we have closed numerous care centers since December 31, 2013. Accordingly, our results are not fully comparable to prior year. The following table summarizes our net service revenue for our operating care centers and those care centers that were closed, consolidated or sold.

	For the Three-Month Periods Ended June 30,
	2015	2014
Revenue (in millions):
Operating care centers	$66.3	$60.7
Closed/Consolidated/Sold care centers	—	0.8

Net service revenue	66.3	61.5

Cost of Service, Excluding Depreciation and Amortization

Our hospice cost of service remained flat, as the result of an 8% increase in same store average daily census offset by a decrease in cost of service per day. The decrease in our cost of service per day is due to reductions in both our pharmacy and DME costs per day.

Other Operating Expenses

Other operating expenses increased $1 million due to increases in other care center related expenses primarily salaries and benefits.

Corporate

The following table summarizes our corporate results from continuing operations:

	For the Three-Month Periods Ended June 30,
	2015	2014
Financial Information (in millions):
Other operating expenses	$36.8	$26.7
Depreciation and amortization	3.0	4.8

Total	$39.8	$31.5

Corporate expenses consist of cost relating to our executive management and corporate and administrative support functions that are not directly attributable to a specific segment. Corporate and administrative support functions represent primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration. Corporate expenses increased $8 million primarily as the result of the Wage and Hour Litigation settlement accrual and severance costs. Excluding these two items, our corporate other operating expenses remained relatively flat inclusive of an additional $1 million related the implementation of the HCHB system.

Six-Month Period Ended June 30, 2015 Compared to the Six-Month Period Ended June 30, 2014

Consolidated

The following table summarizes our results from continuing operations (amounts in millions):

	For the Six-Month Periods Ended June 30,
	2015	2014
Net service revenue	$615.7	$603.7
Gross margin, excluding depreciation and amortization	269.0	254.2
% of revenue	43.7%	42.1%
Other operating expenses	236.4	259.0
% of revenue	38.4%	42.9%
Asset impairment charge	75.2	2.2

Operating loss	(42.6)	(7.0)

Total other income (expense), net	4.6	(0.5)
Income tax benefit	14.0	2.9
Effective income tax rate	(36.9%)	(38.3%)

Loss from continuing operations	(24.0)	(4.6)

Net loss from discontinued operations	—	(0.2)
Net (income) loss attributable to noncontrolling interests	(0.4)	—

Net loss attributable to Amedisys, Inc.	$(24.4)	$(4.8)

During the three-month period ended March 31, 2015, we recorded a non-cash charge to write-off the software costs incurred related to the development of AMS3 Home Health and Hospice.

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

	For the Six-Month Period Ended June 30, 2014
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

Our operating income, excluding the $75 million asset impairment charge related to AMS3 in 2015 and the $16 million in costs noted above, increased $23 million as our home health operating income increased $27 million, our hospice operating income increased $4 million and our corporate expenses increased $8 million. The primary drivers of our improvement in performance were the closure/consolidation of care centers that had a negative operating contribution, an increase in our revenue per episode, a reduction in cost per visit, a growth in hospice census and a reduction in operating expenses. Total other income (expense), net increased $5 million as the result of an increase related to an equity method investment during the six-month period ended June 30, 2015.

Home Health Division

The following table summarizes our home health segment results from continuing operations:

	For the Six-Month Periods Ended June 30,
	2015	2014
Financial Information (in millions):
Medicare	$375.5	$380.2
Non-Medicare	113.7	100.0

Net service revenue	489.2	480.2
Cost of service	281.0	283.3

Gross margin	208.2	196.9
Other operating expenses	134.0	155.8

Operating income before impairment (1)	$74.2	$41.1

Key Statistical Data:

Medicare:
Same Store Volume (2):
Revenue	2%	(2%)
Admissions	2%	(1%)
Recertifications	(3%)	(2%)
Total (3):
Admissions	88,992	90,501
Recertifications	48,966	52,061
Completed episodes	132,505	137,748
Visits	2,371,898	2,429,817
Average revenue per episode including sequestration (4)	$2,813	$2,756
Visits per completed episode (5)	17.4	17.2

Non-Medicare:
Same Store Volume (2):
Revenue	18%	11%
Admissions	16%	11%
Recertifications	12%	4%
Total (3):
Admissions	46,880	41,924
Recertifications	16,625	15,508
Visits	920,154	802,621

Total (3):
Cost per Visit	$85.36	$87.65
Visits	3,292,052	3,232,438

(1)	Operating income of $39.9 million on a GAAP basis for the six-month period ended June 30, 2014.
(2)	Same store Medicare and Non-Medicare revenue, admissions or recertifications volume is the percent increase (decrease) in our Medicare and Non-Medicare revenue, admissions or recertifications for the period as a percent of the Medicare and Non-Medicare revenue, admissions or recertifications of the prior period.
(3)	Based on continuing operations for all periods presented.
(4)	Average Medicare revenue per completed episode including sequestration is the average Medicare revenue earned for each Medicare completed episode of care which includes the impact of sequestration.
(5)	Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.

Overall, our operating income, excluding the $7 million in exit activity costs in 2014, increased $27 million on a $10 million increase in gross margin and a $17 million decline in other operating expenses.

Net Service Revenue

Our Medicare revenue decrease of approximately $5 million consisted of $13 million due to lower volumes offset by an $8 million increase related to revenue per episode. The decrease in volumes is primarily due to the sale, closure and consolidation of 51 care centers since December 31, 2013, as we experienced a 2% increase in same store admissions. The 2% increase in revenue per episode is the result of a change in patient mix and a reduction in the number of low utilization payment adjustments (“LUPAs”). The first quarter of 2014 was significantly impacted by weather related issues which resulted in a decrease in the number of visits performed which increased the number of LUPA episodes and decreased the number of therapy visits performed by our clinicians.

Our non-Medicare revenue increased $14 million as we have focused on contract payors with significant concentrations in our markets which benefit our referral sources and add incremental margin to our operations.

As mentioned above, we have closed numerous care centers since December 31, 2013. Accordingly, our results are not fully comparable to prior year. The following table summarizes our net service revenue for our operating care centers and those care centers that were closed, consolidated or sold.

	For the Six-Month Periods Ended June 30,
	2015	2014
Revenue (in millions):
Operating care centers	$489.2	$463.9
Closed/Consolidated/Sold care centers	—	16.3

Net service revenue	489.2	480.2

Cost of Service, Excluding Depreciation and Amortization

Our cost of service, excluding the $1 million in exit activity costs in 2014, decreased $1 million as a result of our decreases in Medicare volumes primarily due to closures, which were offset by a 15% increase in non-Medicare visits. Our cost per visit decreased $2 as a result of a reduction in the number of salaried clinicians and a decrease in inclement weather pay and improvement in productivity.

Other Operating Expenses

Other operating expenses, excluding the $6 million in exit activity costs in 2014, decreased $17 million due to decreases in other care center related expenses as a result of our closure and consolidation strategy and the reduction in divisional leadership; the majority of the reductions were in salaries and benefits and rent expense. In addition, our provision for doubtful accounts decreased $3 million and our depreciation and amortization decreased $2 million comparatively.

Hospice Division

The following table summarizes our hospice segment results from continuing operations:

	For the Six-Month Periods Ended June 30,
	2015	2014
Financial Information (in millions):
Medicare	$118.9	$116.1
Non-Medicare	7.6	7.4

Net service revenue	126.5	123.5
Cost of service	65.7	66.2

Gross margin	60.8	57.3
Other operating expenses	31.2	32.8

Operating income before impairment (1)	$29.6	$24.5

Key Statistical Data:
Same Store Volume (2):
Medicare revenue	6%	(4%)
Non-Medicare revenue	9%	2%
Hospice admits	9%	(4%)
Average daily census	4%	(5%)
Total (3):
Hospice admits	9,277	8,945
Average daily census	4,740	4,685
Revenue per day	$147.51	$145.70
Cost of service per day	$76.47	$77.86
Average length of stay	88	99

(1)	Operating income of $23.5 million on a GAAP basis for the six-month period ended June 30, 2014.
(2)	Same store Medicare and Non-Medicare revenue, Hospice admits or average daily census volume is the percent increase (decrease) in our Medicare and Non-Medicare revenue, Hospice admits or average daily census for the period as a percent of the Medicare and Non-Medicare revenue, Hospice admits or average daily census of the prior period.
(3)	Based on continuing operations for all periods presented.

Overall, our operating income, excluding the $2 million in exit activity costs in 2014, increased $4 million on a $3 million increase in gross margin and a $1 million decrease in other operating expenses.

Net Service Revenue

Our hospice revenue increased $3 million, primarily as the result of an increase in our average daily census. We benefitted from a 1.4% hospice rate increase effective October 1, 2014.

As mentioned above, we have closed numerous care centers since December 31, 2013. Accordingly, our results are not fully comparable to prior year. The following table summarizes our net service revenue for our operating care centers and those care centers that were closed, consolidated or sold.

	For the Six-Month Periods Ended June 30,
	2015	2014
Revenue (in millions):
Operating care centers	$126.5	$119.3
Closed/Consolidated/Sold care centers	—	4.2

Net service revenue	126.5	123.5

Cost of Service, Excluding Depreciation and Amortization

Our hospice cost of service remained flat, as the result of a 1% increase in average daily census offset by a decrease in cost of service per day. We experienced significant improvement in pharmacy and DME cost per day during the second quarter of 2015.

Other Operating Expenses

Other operating expenses, excluding the $2 million in exit activity costs in 2014, decreased $1 million due to decreases in other care center related expenses due to our care center closure and consolidation strategy.

Corporate

The following table summarizes our corporate results from continuing operations:

	For the Six-Month Periods Ended June 30,
	2015	2014
Financial Information (in millions):
Other operating expenses	$63.6	$60.8
Depreciation and amortization	7.6	9.6

Total before impairment (1)	$71.2	$70.4

(1)	Total of $146.4 million on a GAAP basis for the six-month period ended June 30, 2015.

Excluding the asset impairment charge in 2015 and the 2014 exit and restructuring activities costs and relator fees associated with our U.S. Department of Justice settlement agreement, corporate other operating expenses increased $10 million which is inclusive of the $8 million Wage and Hour Litigation settlement accrual and $2 million in severance costs. Excluding these items, our corporate expenses are flat and include $1 million in HCHB maintenance and hosting fees and implementation costs.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Six-Month Periods Ended June 30,
	2015	2014
Cash provided by (used in) operating activities	$57.0	$(95.5)
Cash used in investing activities	(11.8)	(9.4)
Cash (used in) provided by financing activities	(20.0)	98.8

Net increase (decrease) in cash and cash equivalents	25.2	(6.1)
Cash and cash equivalents at beginning of period	8.0	17.3

Cash and cash equivalents at end of period	$33.2	$11.2

Cash provided by operating activities increased $152.5 million during 2015 compared to 2014 primarily due to an increase in our operating income as compared to 2014 and the payment of $115.0 million on our settlement agreement with the U.S. Department of Justice in 2014. For additional information regarding our operating performance, see “Results of Operations.” The recognition of the asset impairment charge of $75.2 million, which resulted in the net loss for the three-month period ended March 31, 2015, is a non-cash item and therefore had no impact on our cash flow from operations.

Cash used in investing activities increased $2.4 million during 2015 compared to 2014 primarily due to a $7.6 million increase in capital expenditures and a $2.2 million decrease in the proceeds from the disposition of care centers, offset by a $5.0 million increase in proceeds from the sale of investments and a $1.3 million decrease in the purchase of investments. The increase in capital expenditures is due to approximately $10.2 million in cash payments related to HCHB made during the three-month period ended June 30, 2015.

Cash used in financing activities increased $118.8 million during 2015 compared to 2014 primarily due to an increase in our principal payments of long-term obligations, net of borrowings. We decreased our outstanding long-term obligations, net of borrowings by $20.9 million from December 31, 2014.

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness.

During the six-month period ended June 30, 2015, we spent $16.7 million in capital expenditures as compared to $9.1 million during the six-month period ended June 30, 2014. Our capital expenditures for 2015 are expected to be approximately $20.0 million - $25.0 million.

As of June 30, 2015, we had $33.2 million in cash and cash equivalents and $99.0 million in availability under our $120.0 million Revolving Credit Facility. Based on our operating forecasts and our new debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements. We routinely review our capital requirements to make sure that we have a capital structure in place that meets the current and future needs of the Company.

Outstanding Patient Accounts Receivable

Our patient accounts receivable, net increased $11.1 million from December 31, 2014 to June 30, 2015. Our cash collection as a percentage of revenue was 99.9% and 102.3% for the six-month periods ended June 30, 2015 and 2014, respectively. Our days revenue outstanding, net at June 30, 2015 was 31.0 days which is an increase of 1.6 days from December 31, 2014.

Our patient accounts receivable includes unbilled receivables and are aged based upon our initial service date. At June 30, 2015, our unbilled patient accounts receivable, as a percentage of gross patient accounts receivable, was 31.2%, or $40.1 million, compared to 35.9%, or $41.9 million, at December 31, 2014. We monitor unbilled receivables on a care center by care center basis to ensure that all efforts are made to bill claims within timely filing deadlines. Our unbilled patient accounts receivable can be impacted by acquisition activity, probe edits or regulatory changes which result in additional information or procedures needed prior to billing. The timely filing deadline for Medicare is one year from the date the episode was completed and varies by state for Medicaid-reimbursable services and among insurance companies and other private payors.

Our provision for estimated revenue adjustments (which is deducted from our service revenue to determine net service revenue) and provision for doubtful accounts were as follows for the periods indicated (amounts in millions). We fully reserve for both our Medicare and other patient accounts receivable that are aged over 365 days.

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2015	2014	2015	2014
Provision for estimated revenue adjustments (1)	$1.1	$1.4	$2.6	$2.6
Provision for doubtful accounts (1)	2.7	4.2	5.7	9.2

Total	$3.8	$5.6	$8.3	$11.8

As a percent of revenue	1.2%	1.9%	1.3%	2.0%

(1)	Includes $0.1 million from discontinued operations for the six-months ended June 30, 2014.

The following schedules detail our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding, net):

	0-90	91-180	181-365	Over 365	Total
At June 30, 2015:
Medicare patient accounts receivable, net (1)	$64.0	$8.0	$0.5	$—	$72.5

Other patient accounts receivable:
Medicaid	9.8	1.7	0.6	0.1	12.2
Private	28.4	7.2	3.6	0.8	40.0

Total	$38.2	$8.9	$4.2	$0.9	$52.2

Allowance for doubtful accounts (2)					(14.2)

Non-Medicare patient accounts receivable, net					$38.0

Total patient accounts receivable, net					$110.5

Days revenue outstanding, net (3)					31.0

	0-90	91-180	181-365	Over 365	Total
At December 31, 2014:
Medicare patient accounts receivable, net (1)	$62.1	$6.3	$—	$—	$68.4

Other patient accounts receivable:
Medicaid	9.1	1.4	0.7	0.4	11.6
Private	23.4	5.4	2.5	2.3	33.6

Total	$32.5	$6.8	$3.2	$2.7	$45.2

Allowance for doubtful accounts (2)					(14.3)

Non-Medicare patient accounts receivable, net					$30.9

Total patient accounts receivable, net					$99.3

Days revenue outstanding, net (3)					29.4

(1)	The following table summarizes the activity and ending balances in our estimated revenue adjustments (amounts in millions), which is recorded to reduce our Medicare outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the Three- Month Period Ended June 30, 2015	For the Three- Month Period Ended December 31, 2014	For the Six-Month Period Ended June 30, 2015	For the Six-Month Period Ended December 31, 2014
Balance at beginning of period	$3.6	$3.6	$3.1	$3.7
Provision for estimated revenue adjustments	1.1	1.0	2.6	2.5
Write offs	(1.0)	(1.5)	(2.0)	(3.1)

Balance at end of period	$3.7	$3.1	$3.7	$3.1

Our estimated revenue adjustments were 4.9% and 4.3% of our outstanding Medicare patient accounts receivable at June 30, 2015 and December 31, 2014, respectively.

(2)	The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in millions), which is recorded to reduce only our Medicaid and private payer outstanding patient accounts receivable to their estimated net realizable value.

	For the Three-Month Period Ended June 30, 2015	For the Three-Month Period Ended December 31, 2014	For the Six-Month Period Ended June 30, 2015	For the Six-Month Period Ended December 31, 2014
Balance at beginning of period	$14.8	$15.6	$14.3	$15.0
Provision for doubtful accounts	2.7	3.0	5.7	7.1
Write offs	(3.3)	(4.3)	(5.8)	(7.8)

Balance at end of period	$14.2	$14.3	$14.2	$14.3

Our allowance for doubtful accounts was 27.3% and 31.6% of our outstanding Medicaid and private patient accounts receivable at June 30, 2015 and December 31, 2014, respectively.

(3)	Our calculation of days revenue outstanding, net is derived by dividing our ending net patient accounts receivable (i.e., net of estimated revenue adjustments and allowance for doubtful accounts ) at June 30, 2015 and December 31, 2014 by our average daily net patient revenue for the three-month periods ended June 30, 2015 and December 31, 2014, respectively.

Indebtedness

Our weighted average interest rate for our five year $60.0 million Term Loan, under our existing senior secured Credit Agreement was 2.7% and 2.9% for three and six-month periods ended June 30, 2015, respectively as compared to 3.4% for the three and six-month periods ended June 30, 2014. Our weighted average interest rate for our $120.0 million Revolving Credit Facility, as amended by the fourth amendment to our Credit Agreement, was 4.8% and 3.7% for the three and six-month periods ended June 30, 2015, respectively, as compared to 3.5% for the three and six-month periods ended June 30, 2014 . Our weighted average interest rate for our Second Lien Loan under the Second Lien Credit Agreement was 8.5% for the three and six-month periods ended June 30, 2015.

As of June 30, 2015, our total leverage ratio was 1.0, our senior secured leverage ratio was 0.4 and our fixed charge coverage ratio was 2.8 and we are in compliance with the existing senior secured Credit Agreement.

As of June 30, 2015, our availability under our $120.0 million Revolving Credit Facility as amended by the fourth amendment to our existing senior secured Credit Agreement, was $99.0 million as we had $21.0 million outstanding in letters of credit.

See Note 6 of the financial statements included in our Form 10-K for additional details on our outstanding long-term obligations which were outstanding as of December 31, 2014.

Inflation

We do not believe inflation has significantly impacted our results of operations.

Critical Accounting Estimates

See Part II, Item 7 – Critical Accounting Estimates and our consolidated financial statements and related notes in Part II, Item 8 of our 2014 Annual Report on Form 10-K, for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. These critical accounting estimates include revenue recognition; patient accounts receivable; insurance; goodwill and other intangible assets and income taxes. There have not been any changes to our significant accounting policies or their application since we filed our 2014 Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility, Term Loan and Second Lien Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows will be exposed to changes in interest rates. As of June 30, 2015, the total amount of outstanding debt subject to interest rate fluctuations was $97.0 million. A 1.0% interest rate change would cause interest expense to change by approximately $1.0 million annually.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2015, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2015, the end of the period covered by this Quarterly Report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended June 30, 2015 that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2015, the end of the period covered by this Quarterly Report.

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

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended June 30, 2015:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1, 2015 to April 30, 2015	54,634	$27.45	—	$—
May 1, 2015 to May 31, 2015	24,336	27.40	—	—
June 1, 2015 to June 30, 2015	—	—	—	—

	78,970	$27.43	—	$—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On July 28, 2015, we entered into a definitive agreement to settle in full a putative collective and class action complaint filed in the United States District Court for the District of Connecticut against us in which three former employees allege wage and hour law violations. The settlement agreement resulted from a June 10, 2015 mediation whereby we and the plaintiffs agreed to fully resolve all of the plaintiffs’ claims in the lawsuit for $8.0 million, subject to approval by the Court. See Note 5 – Commitments and Contingencies to our condensed consolidated financial statements (under “Wage and Hour Litigation”) for additional information regarding the settlement.

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

Date: July 29, 2015

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