Form 10-Q
period 2015-09-30
AMEDISYS INC
filed 2015-11-05
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 33,691,200 shares outstanding as of November 2, 2015.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$57,051	$8,032
Patient accounts receivable, net of allowance for doubtful accounts of $14,753 and $14,317	121,744	99,325
Prepaid expenses	10,402	8,493
Deferred income taxes	1,953	—
Other current assets	5,641	19,708
Assets held for sale	19,650	—

Total current assets	216,441	135,558

Property and equipment, net of accumulated depreciation of $140,363 and $146,438	41,485	137,455
Goodwill	211,109	205,587
Intangible assets, net of accumulated amortization of $25,379 and $25,374	33,150	33,193
Deferred income taxes	129,992	124,788
Other assets, net	34,259	33,161

Total assets	$666,436	$669,742

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$24,226	$16,056
Payroll and employee benefits	74,050	75,553
Accrued expenses	69,188	56,329
Current portion of long-term obligations	3,750	12,000
Current portion of deferred income taxes	—	2,385

Total current liabilities	171,214	162,323
Long-term obligations, less current portion	96,250	104,372
Other long-term obligations	4,998	5,285

Total liabilities	272,462	271,980

Commitments and Contingencies - Note 6

Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 34,726,207 and 34,569,526 shares issued; and 33,672,216 and 33,594,572 shares outstanding	35	35
Additional paid-in capital	495,827	481,762
Treasury stock at cost, 1,053,991 and 974,954 shares of common stock	(22,029)	(19,860)
Accumulated other comprehensive income	15	15
Retained earnings	(80,717)	(64,785)

Total Amedisys, Inc. stockholders’ equity	393,131	397,167
Noncontrolling interests	843	595

Total equity	393,974	397,762

Total liabilities and equity	$666,436	$669,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2015	2014	2015	2014
Net service revenue	$326,450	$300,281	$942,174	$904,026
Cost of service, excluding depreciation and amortization	186,772	170,159	533,432	519,686
General and administrative expenses:
Salaries and benefits	69,993	69,461	209,797	224,032
Non-cash compensation	3,060	1,697	7,637	3,197
Other	39,551	32,018	114,734	110,240
Provision for doubtful accounts	3,638	4,183	9,370	13,318
Depreciation and amortization	4,646	6,515	15,798	22,109
Asset impairment charge	2,075	—	77,268	2,208

Operating expenses	309,735	284,033	968,036	894,790

Operating income (loss)	16,715	16,248	(25,862)	9,236
Other (expense) income:
Interest income	7	24	33	46
Interest expense	(4,936)	(2,990)	(9,778)	(5,603)
Equity in earnings from equity investments	1,924	563	8,701	2,234
Miscellaneous, net	1,330	110	3,962	544

Total other (expense) income, net	(1,675)	(2,293)	2,918	(2,779)

Income (loss) before income taxes	15,040	13,955	(22,944)	6,457
Income tax (expense) benefit	(6,465)	(5,358)	7,560	(2,483)

Income (loss) from continuing operations	8,575	8,597	(15,384)	3,974
Discontinued operations, net of tax	—	—	—	(216)

Net income (loss)	8,575	8,597	(15,384)	3,758
Net income attributable to noncontrolling interests	(135)	(158)	(548)	(117)

Net income (loss) attributable to Amedisys, Inc.	$8,440	$8,439	$(15,932)	$3,641

Basic earnings per common share:
Income (loss) from continuing operations attributable to Amedisys, Inc. common stockholders	$0.25	$0.26	$(0.48)	$0.12
Discontinued operations, net of tax	—	—	—	(0.01)

Net income (loss) attributable to Amedisys, Inc. common stockholders	$0.25	$0.26	$(0.48)	$0.11

Weighted average shares outstanding	33,128	32,468	32,957	32,194

Diluted earnings per common share:
Income (loss) from continuing operations attributable to Amedisys, Inc. common stockholders	$0.25	$0.26	$(0.48)	$0.12
Discontinued operations, net of tax	—	—	—	(0.01)

Net income (loss) attributable to Amedisys, Inc. common stockholders	$0.25	$0.26	$(0.48)	$0.11

Weighted average shares outstanding	33,631	32,934	32,957	32,690

Amounts attributable to Amedisys, Inc. common stockholders:
Income (loss) from continuing operations	$8,440	$8,439	$(15,932)	$3,857
Discontinued operations, net of tax	—	—	—	(216)

Net income (loss)	$8,440	$8,439	$(15,932)	$3,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Nine-Month Periods Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net (loss) income	$(15,384)	$3,758
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,798	22,149
Provision for doubtful accounts	9,370	13,392
Non-cash compensation	7,637	3,197
401(k) employer match	4,544	4,682
Loss on disposal of property and equipment	945	4,174
Gain on sale of care centers	(184)	(2,967)
Deferred income taxes	(9,547)	6,357
Write off of deferred debt issuance costs	2,513	488
Equity in earnings of equity investments	(8,701)	(2,234)
Amortization of deferred debt issuance costs	774	521
Return on equity investment	5,135	1,500
Asset impairment charge	77,268	2,208
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(31,788)	(5,848)
Other current assets	12,701	(1,885)
Other assets	(803)	1,554
Accounts payable	8,597	668
U.S. Department of Justice settlement accrual	—	(115,000)
Accrued expenses	9,152	(4,081)
Other long-term obligations	(286)	(2,762)

Net cash provided by (used in) operating activities	87,741	(70,129)

Cash Flows from Investing Activities:
Proceeds from deferred compensation plan assets	1,077	9
Proceeds from the sale of property and equipment	—	3
Purchases of deferred compensation plan assets	(19)	(104)
Purchases of property and equipment	(17,969)	(9,882)
Purchase of investment	(2,561)	(3,421)
Proceeds from sale of investment	5,000	—
Acquisitions of businesses, net of cash acquired	(5,800)	—
Proceeds from dispositions of care centers	413	4,233

Net cash used in investing activities	(19,859)	(9,162)

Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options and warrants	399	89
Proceeds from issuance of stock to employee stock purchase plan	1,591	1,875
Non-controlling interest distribution	(300)	—
Proceeds from revolving line of credit	63,400	200,800
Repayments of revolving line of credit	(78,400)	(190,800)
Proceeds from issuance of long-term obligations	100,000	67,371
Debt issuance costs	(2,553)	(901)
Principal payments of long-term obligations	(103,000)	(10,904)

Net cash (used in) provided by financing activities	(18,863)	67,530

Net increase (decrease) in cash and cash equivalents	49,019	(11,761)
Cash and cash equivalents at beginning of period	8,032	17,303

Cash and cash equivalents at end of period	$57,051	$5,542

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,598	$4,771

Cash paid for income taxes, net of refunds received	$(12,383)	$13

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
(Sale) acquisition of non-controlling interests	$—	$(1,549)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Amedisys, Inc., a Delaware corporation, and its consolidated subsidiaries (“Amedisys,” “we,” “us,” or “our”) are a multi-state provider of home health and hospice services with approximately 79% and 81% of our revenue derived from Medicare for the three-month periods ended September 30, 2015 and 2014, respectively, and approximately 80% and 82% of our revenue derived from Medicare for the nine-month periods ended September 30, 2015 and 2014, respectively. As of September 30, 2015, we owned and operated 314 Medicare-certified home health care centers and 79 Medicare-certified hospice care centers in 34 states within the United States and the District of Columbia.

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

We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a variable interest entity in which we are the primary beneficiary. The book value of investments that we accounted for under the equity method of accounting was $24.4 million as of September 30, 2015, and $18.8 million as of December 31, 2014. We account for investments in entities in which we have less than a 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee. The aggregate carrying amount of our cost method investment, which was sold during the three-month period ended June 30, 2015, was $5.0 million as of December 31, 2014.

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

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of September 30, 2015 and 2014, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and, therefore, the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our condensed consolidated balance sheets for such periods.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Hospice Revenue Recognition

Hospice Medicare Revenue

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounts for 98% and 96% of our total net Medicare hospice service revenue for the three-month periods ended September 30, 2015, and 2014, respectively, and 98% of our total Medicare hospice service revenue for the nine-month periods ended September 30, 2015, and 2014. We make adjustments to Medicare revenue for an inability to obtain appropriate billing documentation or acceptable authorizations and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes our historical collection rate on Medicare claims, and record it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable.

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap for each provider number, we monitor these caps and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in other accrued liabilities. Beginning for the cap year ending October 31, 2014, providers are required to self-report and pay their estimated cap liability by March 31st. We have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2012 as of December 31, 2014. During the three-month period ended September 30, 2015, we received notice of a cap reopening for the October 31, 2012 cap year for one of our providers and as a result, recorded an additional cap liability of less than $0.1 million. As of September 30, 2015, we have recorded $1.5 million for estimated amounts due back to Medicare in other accrued liabilities for the Federal cap years ended October 31, 2012 through October 31, 2015. As of December 31, 2014, we have recorded $2.8 million for estimated amounts due back to Medicare in other accrued liabilities for the Federal cap years ended October 31, 2013 through October 31, 2015.

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

We believe the credit risk associated with our Medicare accounts, which represent 65% and 69% of our net patient accounts receivable at September 30, 2015 and December 31, 2014, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable, which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. During the three and nine-month periods ended September 30, 2015, we recorded $1.5 million and $4.0 million, respectively, in estimated revenue adjustments to Medicare revenue as compared to $1.4 million and $4.1 million during the three and nine-month periods ended September 30, 2014, respectively.

We believe there is a certain level of credit risk associated with non-Medicare payors. To provide for our non-Medicare patient accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying amount to its estimated net realizable value.

Medicare Home Health

For our home health patients, our pre-billing process includes verifying that we are eligible for payment from Medicare for the services that we provide to our patients. Our Medicare billing begins with a process to ensure that our billings are accurate through the utilization of an electronic Medicare claim review. We submit a RAP for 60% of our estimated payment for the initial episode at the start of care or 50% of the estimated payment for any subsequent episodes of care contiguous with the first episode for a particular patient. The full amount of the episode is billed after the episode has been completed (“final billed”). The RAP received for that particular episode is then deducted from our final payment. If a final bill is not submitted within the greater of 120 days from the start of the episode, or 60 days from the date the RAP was paid, any RAPs received for that episode will be recouped by Medicare from any other claims in process for that particular provider number. The RAP and final claim must then be resubmitted.

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

As of December 31, 2014, we had $74.7 million of internally developed software costs related to the development of AMS3 Home Health. Additionally, we had $1.1 million of internally developed software costs related to the development of AMS3 Hospice. Expanded beta testing to additional sites in February of 2015 demonstrated that AMS3 was disruptive to operations. Additional analysis of the system determined that the system was not ready to be fully implemented and would require significant time and investment to redesign. Therefore, during the three-month period ended March 31, 2015, we made the decision to discontinue AMS3 and recorded a non-cash charge to write off the software costs incurred related to the development of AMS3 Home Health and Hospice.

During the three-month period ended September 30, 2015, we commenced an active program to sell our corporate headquarters located in Baton Rouge, Louisiana. In accordance with U.S. GAAP, we have classified this asset as held for sale and reduced the carrying value of the asset to its estimated fair value less estimated costs to sell the asset; no further depreciation expense for the asset will be recorded. As a result, we recorded a non-cash asset impairment charge of $2.1 million during the three-month period ended September 30, 2015.

The following table summarizes the balances related to our property and equipment for the periods indicated (amounts in millions):

	September 30, 2015	December 31, 2014
Land	$—	$3.2
Building and leasehold improvements	2.1	25.3
Equipment and furniture	87.9	97.2
Computer software	91.9	158.2

	181.9	283.9
Less: accumulated depreciation	(140.4)	(146.4)

	$41.5	$137.5

Fair Value of Financial Instruments

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our deferred compensation plan assets are recorded at fair value and are considered a level 2 measurement. For our other financial instruments, including our cash and cash equivalents, patient accounts receivable, accounts payable and accrued expenses, we estimate the carrying amounts’ approximate fair value. As of September 30, 2015, the carrying value of our long-term debt approximates fair value as the interest rates approximate current rates.

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

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2015	2014	2015	2014
Weighted average number of shares outstanding - basic	33,128	32,468	32,957	32,194
Effect of dilutive securities:
Stock options	57	—	—	—
Non-vested stock and stock units	446	466	—	496

Weighted average number of shares outstanding - diluted	33,631	32,934	32,957	32,690

Anti-dilutive securities	89	51	983	107

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue for which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of the standard from January 1, 2017, to January 1, 2018, with an option that permits companies to adopt the standard as early as the original effective date. The new ASU reflects the decisions reached by the FASB at its meeting in July 2015. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 and ASU 2015-14 will have on its consolidated financial statements and related disclosures, its transition method and the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. As of September 30, 2015, we have $3.6 million of unamortized debt issuance costs that would be reclassified from a long-term asset to a reduction in the carrying amount of our debt.

3. ACQUISITIONS

On July 24, 2015, we acquired one hospice care center in Tennessee for a total purchase price of $5.8 million. The purchase price was paid with cash on hand on the date of the transaction. In connection with the acquisition, we recorded goodwill ($5.5 million) and other intangibles ($0.3 million).

4. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

As part of our ongoing management of our portfolio of care centers, we review each care center’s current financial performance, market penetration, forecasted market growth and the impact of proposed Centers for Medicare and Medicaid Services (“CMS”) payment revisions. The care centers which were closed, sold or classified as held for sale in 2013 (32 home health care centers and one hospice care center) and closed in 2012 (three home health care centers) as a result of our review are presented as discontinued operations in our condensed consolidated financial statements. The care centers consolidated with care centers servicing the same markets are presented in continuing operations as we expect continuing cash flows from these markets.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net revenues and operating results for the periods presented for those care centers classified as discontinued operations are as follows (dollars in millions):

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2015	2014	2015	2014

Net revenues	$—	$—	$—	$(0.3)
Loss before income taxes	—	—	—	(0.3)
Income tax benefit	—	—	—	0.1

Discontinued operations, net of tax	$—	$—	$—	$(0.2)

5. LONG-TERM OBLIGATIONS

Long-term debt consisted of the following for the periods indicated (amounts in millions):

	September 30, 2015	December 31, 2014
$100.0 million Term Loan; principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (2.19% at September 30, 2015); due August 28, 2020	$100.0	$—
$60.0 million Term Loan; $3.0 million principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage; due October 26, 2017	—	33.0
$120.0 million Revolving Credit Facility; interest only quarterly payments; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage; due October 26, 2017	—	15.0
$70.0 million Second Lien Loan; interest only quarterly payments; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage; due July 28, 2020	—	70.0
Discount on Second Lien Loan	—	(1.6)

	100.0	116.4
Current portion of long-term obligations	(3.7)	(12.0)

Total	$96.3	$104.4

Credit Agreement

On August 28, 2015, we entered into a Credit Agreement that provides for senior secured facilities in an initial aggregate principal amount of up to $300 million (the “Credit Facilities”).

The Credit Facilities are comprised of (a) a term loan facility in an initial aggregate principal amount of $100 million (the “Term Loan”); and (b) a revolving credit facility in an initial aggregate principal amount of up to $200 million (the “Revolving Credit Facility”). The Revolving Credit Facility provides for and includes within its $200 million limit a $25 million swingline facility and commitments for up to $50 million in letters of credit. Upon lender approval, we may increase the aggregate loan amount under the Credit Facilities by a maximum amount of $150 million.

The net proceeds of the Term Loan and existing cash on hand were used to pay off (i) our existing term loan under our prior Credit Agreement, dated as of October 22, 2012, as amended (the “Prior Credit Agreement”) with a principal balance of $27 million and (ii) our existing term loan under our prior Second Lien Credit Agreement dated July 28, 2014 (the “Second Lien Credit Agreement”), with a principal balance of $70 million. The final maturity of the Term Loan is August 28, 2020. The Term Loan will amortize beginning on March 31, 2016 in 18 quarterly installments (eight quarterly installments of $1.25 million followed by eight quarterly installments of $2.5 million, followed by two quarterly installments of $3.1 million, subject to adjustment for prepayments), with the remaining balance due upon maturity.

The Revolving Credit Facility may be used to provide ongoing working capital and for general corporate purposes of the Company and our subsidiaries, including permitted acquisitions, as defined in the Credit Agreement. The final maturity of the Revolving Credit Facility is August 28, 2020 and will be payable in full at that time.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The interest rate in connection with the Credit Facilities shall be selected from the following by us: (i) the Base Rate plus the Applicable Rate or (ii) the Eurodollar Rate plus the Applicable Rate. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% per annum, (b) the prime rate of interest established by the Administrative Agent, and (c) the Eurodollar Rate for an interest period of one month plus 1% per annum. The “Eurodollar Rate” means the rate at which Eurodollar deposits in the London interbank market for an interest period of one, two, three or six months (as selected by us) are quoted. The “Applicable Rate” is based on the consolidated leverage ratio and is presented in the table below. As of September 30, 2014, the Applicable Rate is 1.00% per annum for Base Rate Loans and 2.00% per annum for Eurodollar Rate Loans. We are also subject to a commitment fee and letter of credit fee under the terms of the Credit Facilities, as presented in the table below.

Consolidated Leverage Ratio	Margin for ABR Loans	Margin for Eurodollar Loans	Commitment Fee	Letter of Credit Fee
≥ 2.75 to 1.0	2.00%	3.00%	0.40%	3.00%
< 2.75 to 1.0 but ≥ 1.75 to 1.0	1.50%	2.50%	0.35%	2.50%
< 1.75 to 1.0 but ≥ 0.75 to 1.0	1.00%	2.00%	0.30%	2.00%
< 0.75 to 1.0	0.50%	1.50%	0.25%	1.50%

Our weighted average interest rate for our $100.0 million Term Loan, under our Credit Agreement, was 2.2% for the three-month period ended September 30, 2015.

As of September 30, 2015, our availability under our $200.0 million Revolving Credit Facility was $179.0 million as we had $21.0 million outstanding in letters of credit.

The Credit Agreement requires maintenance of two financial covenants: (i) a consolidated leverage ratio of funded indebtedness to EBITDA, as defined in the Credit Agreement, and (ii) a consolidated fixed charge coverage ratio of EBITDA plus rent expense (less cash taxes less capital expenditures) to scheduled debt repayments plus interest expense plus rent expense, all as defined in the Credit Agreement. Each of these covenants is calculated over rolling four-quarter periods and also is subject to certain exceptions and baskets. As of September 30, 2015, our consolidated leverage ratio was 1.0 and our consolidated fixed charge coverage ratio was 3.2 and we are in compliance with the Credit Agreement. The Credit Agreement also contains customary covenants, including, but not limited to, restrictions on: incurrence of liens; incurrence of additional debt; sales of assets and other fundamental corporate changes; investments; and declarations of dividends. These covenants contain customary exclusions and baskets.

The Credit Facilities are guaranteed by substantially all of our wholly-owned direct and indirect subsidiaries. The Credit Agreement requires at all times that we (i) provide guarantees from wholly-owned subsidiaries that in the aggregate represent not less than 95% of our consolidated net revenues and adjusted EBITDA from all wholly-owned subsidiaries and (ii) provide guarantees from subsidiaries that in the aggregate represent not less than 70% of consolidated adjusted EBITDA, subject to certain exceptions.

In connection with entering into the Credit Agreement, we entered into (i) a Security Agreement with the Administrative Agent dated August 28, 2015 and (ii) a Pledge Agreement with the Administrative Agent dated as of August 28, 2015 for the purpose of securing the payment of our obligations under the Credit Agreement. Pursuant to the Security Agreement and the Pledge Agreement, as of the effective date of the Credit Agreement, our obligations under the Credit Agreement are secured by (i) the grant of a first lien security interest in the non-real estate assets of substantially all of our direct and indirect, wholly-owned subsidiaries (subject to exceptions) and (ii) the pledge of the equity interests in (a) substantially all of our direct and indirect, wholly-owned corporate, limited liability company and limited partnership subsidiaries and (b) those joint ventures which constitute subsidiaries under the Credit Agreement (subject, in the case of the Pledge Agreement, to exceptions).

In connection with our entry into the Credit Agreement, on August 28, 2015, each of the Prior Credit Agreement and the Second Lien Credit Agreement were terminated. The Company paid a call premium of $700,000 associated with the termination of the Second Lien Credit Agreement and the voluntary prepayment of the amounts owed thereunder as of August 28, 2015, and expensed $2.5 million in deferred debt issuance costs during the three-month period ended September 30, 2015. Also in connection with our entry into the Credit Agreement, we recorded $2.4 million in deferred debt issuance costs as other assets in our consolidated balance sheet.

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

On May 3, 2013, the Co-Lead Plaintiffs appealed the dismissal of the Securities Complaint to the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”). On October 2, 2014, a three-judge panel of the Fifth Circuit issued a decision reversing the District Court’s dismissal of the Securities Complaint. On October 16, 2014, all defendants filed a petition with the Fifth Circuit to review the three-judge panel’s decision en banc, or as a whole court. On December 29, 2014, the Fifth Circuit denied the defendants’ motion for en banc review of the Fifth Circuit panel’s decision reversing the District Court’s dismissal of the Securities Complaint. The case then returned to the District Court for further proceedings. On March 30, 2015, the defendants filed a Petition for Writ of Certiorari (the “Petition”) with the United States Supreme Court asking the Supreme Court to consider whether the Fifth Circuit erred in reversing the District Court’s dismissal of the Securities Complaint, which motion was granted by the District Court. All discovery in the case is currently stayed pursuant to federal law. No assurances can be given about the timing or outcome of this matter.

Wage and Hour Litigation

On July 25, 2012, a putative collective and class action complaint was filed in the United States District Court for the District of Connecticut against us in which three former employees allege wage and hour law violations. The former employees claim that they were not paid overtime for all hours worked over 40 hours in violation of the Federal Fair Labor Standards Act (“FLSA”), as well as the Pennsylvania Minimum Wage Act. More specifically, they allege they were paid on both a per-visit and an hourly basis, and that such a pay scheme resulted in their misclassification as exempt employees, thereby denying them overtime pay. Moreover, in response to a Company motion arguing that plaintiffs’ complaint was deficient in that it was ambiguous and failed to provide fair notice of the claims asserted and plaintiffs’ opposition thereto, the Court, on April 8, 2013, held that the complaint adequately raises general allegations that the plaintiffs were not paid overtime for all hours worked in a week over 40, which may include claims for unpaid overtime under other theories of liability, such as alleged off-the-clock work, in addition to plaintiffs’ more clearly stated allegations based on misclassification. On behalf of themselves and a class of current and former employees they allege are similarly situated, plaintiffs seek attorneys’ fees, back wages and liquidated damages going back three years under the FLSA and three years under the Pennsylvania statute. On October 8, 2013, the Court granted plaintiffs’ motion for equitable tolling requesting that the statute of limitations for claims under the FLSA for plaintiffs who opt-in to the lawsuit be tolled from September 24, 2012, the date upon which plaintiffs filed their original motion for conditional certification, until 90 days after any notice of this lawsuit is issued following conditional certification. Following a motion for reconsideration filed by the Company, on December 3, 2013, the Court modified this order, holding that putative class members’ FLSA claims are tolled from October 29, 2012 through the date of the Court’s order on plaintiffs’ motion for conditional certification. On January 13, 2014, the Court granted plaintiffs’ July 10, 2013 motion for conditional certification of their FLSA claims and authorized issuance of notice to putative class members to provide them an opportunity to opt in to the action. On April 17, 2014, that notice was mailed to putative class members. The period within which putative class members were permitted to opt into the action expired on July 16, 2014.

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

On June 10, 2015, the Company and plaintiffs participated in a mediation whereby they agreed to fully resolve all of plaintiffs’ claims in the lawsuit for $8.0 million, subject to approval by the Court. The settlement agreement will be submitted to the Court for preliminary approval and plaintiffs will request certification of Pennsylvania and Kentucky classes for the sole purpose of this proposed settlement. If the Court grants preliminary approval, notice will be issued to members of the settlement classes to provide

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

them with an opportunity to object to the settlement and, in the case of members of the Pennsylvania and Kentucky classes, opt out of the settlement. Following this notice period, the Court will hold a final fairness hearing for the purpose of considering objections and deciding whether to grant final approval of the settlement. As of September 30, 2015, we have an accrual of $8.0 million for this matter.

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

We are unable to assess the probable outcome or reasonably estimate the potential liability, if any, arising from the securities and Illinois wage and hour litigation described above. The Company intends to continue to vigorously defend itself in the securities and Illinois wage and hour litigation matters but, if decided adverse to the company, its impact could be material. No assurances can be given as to the timing or outcome of the securities and Illinois wage and hour matters described above or the impact of any of the inquiry or litigation matters on the Company, its consolidated financial condition, results of operations or cash flows, which could be material, individually or in the aggregate.

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

Computer Inventory and Data Security Reporting

On March 1 and March 2, 2015, we provided official notice under Federal and state data privacy laws concerning the outcome of an extensive risk management process to locate and verify our large computer inventory. The process identified approximately 142 encrypted computers and laptops for which reports were required under Federal and state data privacy laws. We have no indication of external hacking into our network, and no evidence that any patients or former patients have suffered any actual harm. Depending on the device, the patient information included any or all of the following: name, address, Social Security number, date of birth, insurance ID numbers, medical records and other personally identifiable data. The devices at issue were originally assigned to Company clinicians and other team members who left the Company between 2011 and 2014, and represent approximately 0.3% of the total number of devices that were used at the Company during that time period. We reported these devices to the U.S. Department of Health and Human Services, state agencies, and approximately 6,909 individuals whose information may be involved, as required under applicable law and in an abundance of caution because we could not rule out unauthorized access to patient data on the devices. The Office of Civil Rights, U.S. Department of Health and Human Services (“OCR”) is reviewing our compliance with applicable laws, as is typical for any data breach involving more than 500 individuals. We are cooperating with OCR in their review and if any other regulatory reviews are formally commenced, will cooperate with applicable regulatory authorities. In accordance with our CIA, we have notified the OIG of this matter.

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

Shareholder Derivative Action

On August 24, 2015, Michael Bonhette, an alleged shareholder of the Company filed a derivative lawsuit in the United States District Court for the Middle District of Louisiana, purporting to assert claims on behalf of the Company against certain of our officers and directors. We were named as a nominal defendant in this action. The derivative complaint alleged that certain of our officers and directors breached their fiduciary duties to the Company by agreeing to allegedly unlawful provisions in the Company’s Credit Agreement dated as of October 22, 2012, as amended (the “Prior Credit Agreement”), and the Company’s Second Lien Credit Agreement dated as of July 28, 2014 (the “Second Lien Credit Agreement”). Each of the Prior Credit Agreement and the Second Lien Credit Agreement were terminated on August 28, 2015.

On October 14, 2015, the United Stated District Court for the Middle District of Louisiana issued an order granting a motion for dismissal voluntarily filed by the plaintiffs in this matter. Effective as of such date, the derivative lawsuit was dismissed without prejudice and at the cost of the plaintiffs.

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

In January 2010, our subsidiary that provides home health services in Dayton, Ohio received from a Medicare Program Safeguard Contractor (“PSC”) a request for records regarding 137 claims submitted by the subsidiary paid from January 2, 2008 through November 10, 2009 (the “Claim Period”) to determine whether the underlying services met pertinent Medicare payment requirements. Based on the PSC’s findings for 114 of the claims, which were extrapolated to all claims for home health services provided by the Dayton subsidiary paid during the Claim Period, on March 9, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment of approximately $5.6 million. We dispute these findings, and our Dayton subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. Most recently, a consolidated administrative law judge (“ALJ”) hearing was held in late March 2013. In January 2014, the ALJ found fully in favor of our Dayton subsidiary on 74 appeals and partially in favor of our Dayton subsidiary on eight appeals. Taking into account the ALJ’s decision, certain determinations that our Dayton subsidiary decided not to appeal as well as certain determinations made by the MAC, of the 114 claims that were originally extrapolated by the MAC, 76 claims have now been decided in favor of our Dayton subsidiary in full, 10 claims have been decided in favor of our Dayton subsidiary in part, and 28 claims have been decided against or not appealed by our Dayton subsidiary. The ALJ has ordered the MAC to recalculate the extrapolation amount based on the ALJ’s decision. The Medicare Appeals Council can decide on its own motion to review the ALJ’s decisions. As of September 30, 2015, we have recorded no liability with respect to the pending appeals as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a Zone Program Integrity Contractor (“ZPIC”) a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the MAC for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. Most recently, an ALJ hearing was held in early January 2015. No assurances can be given as to the timing or outcome of the ALJ’s decision. The current alleged extrapolated overpayment is $6.1 million. In the event we pay any amount of this alleged overpayment, we are indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. As of September 30, 2015, we have recorded no liability for this claim as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

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

	For the Three-Month Period Ended September 30, 2015
	Home Health	Hospice	Other	Total
Net service revenue	$253.4	$73.0	$—	$326.4
Cost of service, excluding depreciation and amortization	150.0	36.8	—	186.8
General and administrative expenses	65.7	16.1	30.8	112.6
Provision for doubtful accounts	3.1	0.5	—	3.6
Depreciation and amortization	1.2	0.3	3.1	4.6
Asset impairment charge	—	—	2.1	2.1

Operating expenses	220.0	53.7	36.0	309.7

Operating income (loss)	$33.4	$19.3	$(36.0)	$16.7

	For the Three-Month Period Ended September 30, 2014
	Home Health	Hospice	Other	Total
Net service revenue	$237.2	$63.1	$—	$300.3
Cost of service, excluding depreciation and amortization	137.4	32.8	—	170.2
General and administrative expenses	63.1	14.1	26.0	103.2
Provision for doubtful accounts	4.1	0.1	—	4.2
Depreciation and amortization	2.1	0.5	3.9	6.5

Operating expenses	206.7	47.5	29.9	284.1

Operating income (loss)	$30.5	$15.6	$(29.9)	$16.2

	For the Nine-Month Period Ended September 30, 2015
	Home Health	Hospice	Other	Total
Net service revenue	$742.6	$199.6	$—	$942.2
Cost of service, excluding depreciation and amortization	431.0	102.4	—	533.4
General and administrative expenses	192.0	45.8	94.3	332.1
Provision for doubtful accounts	8.0	1.4	—	9.4
Depreciation and amortization	4.0	1.0	10.8	15.8
Asset impairment charge	—	—	77.3	77.3

Operating expenses	635.0	150.6	182.4	968.0

Operating income (loss)	$107.6	$49.0	$(182.4)	$(25.8)

	For the Nine-Month Period Ended September 30, 2014
	Home Health	Hospice	Other	Total
Net service revenue	$717.4	$186.6	$—	$904.0
Cost of service, excluding depreciation and amortization	420.7	99.0	—	519.7
General and administrative expenses	206.4	44.3	86.8	337.5
Provision for doubtful accounts	11.8	1.5	—	13.3
Depreciation and amortization	7.0	1.6	13.5	22.1
Asset impairment charge	1.2	1.0	—	2.2

Operating expenses	647.1	147.4	100.3	894.8

Operating income (loss)	$70.3	$39.2	$(100.3)	$9.2

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. STOCK REPURCHASE PROGRAM

On September 9, 2015, we announced that our Board of Directors authorized a stock repurchase program, under which we may repurchase up to $75 million of our outstanding common stock. Purchases may be made from time to time in open market transactions, block purchases or in private transactions in accordance with applicable federal securities laws and other legal requirements. We may enter into Rule 10b5-1 plans to effect some or all of the repurchases. The stock repurchase program is scheduled to expire on September 6, 2016.

The timing and the amount of the repurchases, if any, will be determined by management based on a number of factors, including but not limited to share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors.

We did not repurchase any shares pursuant to this stock repurchase program during the three-month period ended September 30, 2015.

9. SUBSEQUENT EVENT

Merger Agreement with Infinity HomeCare

On October 31, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which we, through an indirect, wholly-owned subsidiary, would acquire all of the issued and outstanding membership interests of Infinity Home Care, L.L.C. by reverse-subsidiary merger for a purchase price of $63.0 million in cash, subject to certain customary purchase price adjustments for working capital, cash, indebtedness and transaction expenses. See Part II – Item 5 – Other Information for additional information regarding the Merger Agreement.

Civil Investigative Demand Issued by the U.S. Department of Justice

On November 3, 2015, we received a civil investigative demand (“CID”) issued by the U.S. Department of Justice pursuant to the federal False Claims Act relating to claims submitted to Medicare and/or Medicaid for hospice services provided through designated facilities in the Morgantown, West Virginia area. See Part II – Item 5 – Other Information for additional information regarding the CID.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and nine-month periods ended September 30, 2015. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on March 4, 2015 (the “Form 10-K”), which are incorporated herein by this reference.

Unless otherwise provided, “Amedisys,” “we,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.

Overview

We are a provider of high-quality, low-cost home health services to the chronic, co-morbid, aging American population, with approximately 79% and 81% of our revenue derived from Medicare for the three-month periods ended September 30, 2015 and 2014, and approximately 80% and 82% of our revenue derived from Medicare for the nine-month periods ended September 30, 2015 and 2014, respectively.

Our operations involve servicing patients through our two reportable business segments: home health and hospice. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. As of September 30, 2015, we owned and operated 314 Medicare-certified home health care centers and 79 Medicare-certified hospice care centers in 34 states within the United States and the District of Columbia.

Financial Performance

The three-month period ended September 30, 2015, continued our significant operational improvement that began during the three-month period ended June 30, 2014. The improvement is attributable to the closure and/or consolidation of care centers that had a material, negative impact on our operating results. The reduction in the number of operating care centers enabled us to restructure our regional and corporate support functions which also contributed to our performance improvement. Additionally, we have seen improvement in the remaining care centers in both of our operating segments.

Our home health care centers have experienced same store Medicare revenue and admissions growth for the three and nine-month period ended September 30, 2015. The home health segment has seen a significant increase in non-Medicare revenue, an increase in revenue per episode and reductions in operating expenses which have helped deliver a $3 million and $30 million improvement in our operating results over the three and nine-month periods ended September 30, 2014, respectively (see “Results of Operations”).

Our hospice segment has continued to show consistent growth in admissions and average daily census combined with strong cost controls as cost per day is down, all of which have helped deliver a $4 million and $8 million improvement in our operating results over the three and nine-month periods ended September 30, 2014 (see “Results of Operations”).

Executive Leadership

On April 7, 2015, we announced the addition of a new board member and several executive leadership appointments including Daniel P. McCoy as the company’s Chief Operating Officer. Additionally, we announced the retirement of Dale E. Redman, Interim Chief Financial Officer and Ronald A. LaBorde, Vice Chairman, resumed his role as Chief Financial Officer. As part of this leadership transition, David R. Bucey, Senior Vice President, General Counsel and Secretary and Dr. Michael O. Fleming, Chief Medical Officer, departed the company.

AMS3/Homecare Homebase Implementation

In December 2014, we completed development of AMS3, our third generation, proprietary operating system and began beta testing. We expanded beta testing to additional sites in February 2015 which demonstrated that AMS3 was disruptive to operations. Additional analysis of the system determined that the system was not ready to be fully implemented and would require significant time and investment to redesign. Therefore, we made the decision to discontinue AMS3 and transition to Homecare Homebase (“HCHB”) which is a leading platform for home health and hospice companies. This decision resulted in a non-cash asset impairment charge of $75.2 million, $45.5 million net of income taxes, during the three-month period ended March 31, 2015.

We began the HCHB implementation with a pilot in seven care centers in June 2015. We continued the rollout in 12 additional care centers bringing us to 19 care centers on the HCHB platform as of September 30, 2015. We will continue the rollout during the fourth quarter of 2015 with an anticipated completion date in the first half of 2017. While the transition to HCHB will result in an increase to our original estimate of approximately $15 million in capital expenditures in 2015, we do anticipate significant reductions in both operating and capitalized expenses as we complete the installation of HCHB and transition away from our proprietary system. However, we will continue to incur the costs of maintaining three systems until the implementation is complete. During the three-month period ended September 30, 2015, we incurred approximately $2.1 million of operating expense related to this software, including maintenance and hosting fees and clinician devices. Additionally, we incurred implementation costs of $2.0 million. We have shifted personnel designated for the AMS3 implementation to the HCHB implementation and we will continue to incur the operating expenses associated with these resources. We anticipate that care center implementation costs will increase as we continue to rollout the HCHB system.

Care Center Closures/Consolidations

As part of our ongoing management of our portfolio of care centers, we review each care center’s current financial performance, market penetration, forecasted market growth and the impact of proposed Centers for Medicare and Medicaid Services (“CMS”) payment revisions. If the review indicates a care center should be closed, we first determine whether we can consolidate the care center with a care center servicing the same market. If a consolidation is not viable, we evaluate whether we have the opportunity to sell the care center or must close the care center. As a result of this process, we exited 63 care centers and our hospice inpatient unit during 2014.

For the care centers that we closed and consolidated, we recorded non-cash charges of $2.2 million in asset impairment expense related to the write off of intangible assets, $2.1 million in other general and administrative expenses related to lease termination costs and $2.1 million in salaries and benefits related to severance costs during the three-month period ended March 31, 2014.

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

Owned and Operated Care Centers

	Home Health	Hospice
At December 31, 2014	316	80
Acquisitions/Startups	—	1
Divestitures	(1)	—
Consolidated	(1)	(2)

At September 30, 2015	314	79

Outlook

We remain focused on growing our same store Medicare admission volumes and increasing operating efficiencies. As discussed, we do anticipate an increase in operating costs related to the rollout of HCHB, and we will continue to incur costs associated with our legacy AMS2 and AMS3 platforms. We also anticipate additional expenses as we operationalize the transition to the 10th revision of the International Classification of Diseases (“ICD-10”) which may have an impact on the productivity of our coders and will require additional training resources. We do anticipate being able to ultimately reduce some of the loss of productivity expected from the transition to ICD-10.

Recent Developments

Governmental Inquiries and Investigations and Other Litigation

See Note 6 – Commitments and Contingencies to our condensed consolidated financial statements for additional information regarding our corporate integrity agreement and for a discussion of and updates regarding class action litigation in which we are involved.

Payment

On April 1, 2014, a bill was approved to delay the implementation of the new ICD-10 coding system from October 1, 2014 to October 1, 2015. Claims submitted after October 1, 2015 must use ICD-10 codes.

In August 2015, CMS issued a final rule to update hospice payment rates and the wage index for fiscal year 2016. CMS estimates hospices serving Medicare beneficiaries would see an estimated 1.1% increase in payments, which reflects the distributional effects of a 1.6% hospice payment update percentage, the use of updated wage index data and the phase-out of the wage index budget neutrality adjustment factor. In a budget neutral manner, CMS is finalizing two routine home care rates, to provide separate payment rates for the first 60 days of care and care beyond 60 days. CMS is also finalizing a service intensity add-on payment that would help to promote and compensate for the provision of skilled visits at the end of life. These regulations are effective on October 1, 2015, and the implementation date for the routine home care rates and the service intensity add-on payment rates will be January 1, 2016.

In October 2015, CMS issued a final rule to update and revise Medicare home health reimbursement rates for the calendar year 2016. The final rule implements the third year of the four year phase-in of the rebasing adjustments to the home health PPS payment rates as required by the Patient Protection and Affordable Care Act (“PPACA”). In addition, CMS will decrease the national, standardized 60-day episode payment amount by 0.97% in each year for 2016, 2017 and 2018 to account for nominal case-mix growth between 2012 and 2014. CMS also provides an update to the Home Health Quality Reporting Program. CMS estimates that the net impact of the payment provisions of the final rule will result in a decrease of 1.4% in reimbursement to home health providers.

In addition, CMS finalized their proposal to implement a Home Health Value-Based Purchasing model in nine states that seeks to test whether incentives for better care can improve outcomes in the delivery of home health services. Financial impacts from this change, either positive or negative, would begin January 1, 2018, applied to that calendar year based on 2015 performance data. Currently, care centers operating in the states included in the proposed model account for approximately 25% of our home health Medicare revenue.

Results of Operations

Three-Month Period Ended September 30, 2015 Compared to the Three-Month Period Ended September 30, 2014

Consolidated

The following table summarizes our results from continuing operations (amounts in millions):

	For the Three-Month Periods Ended September 30,
	2015	2014
Net service revenue	$326.4	$300.3
Gross margin, excluding depreciation and amortization	139.6	130.1
% of revenue	42.8%	43.3%
Other operating expenses	120.8	113.9
% of revenue	37.0%	37.9%
Asset impairment charge	2.1	—

Operating income	16.7	16.2

Total other expense, net	(1.7)	(2.3)
Income tax expense	(6.5)	(5.3)
Effective income tax rate	43.0%	38.4%

Income from continuing operations	8.5	8.6

Net income attributable to noncontrolling interests	(0.1)	(0.2)

Net income attributable to Amedisys, Inc.	$8.4	$8.4

Our operating income, excluding the $2 million asset impairment charge in 2015, increased $3 million as our combined home health and hospice operating income increased $7 million and our corporate expenses increased $4 million.

In addition to the asset impairment charge, our 2015 results include the impact of other certain items as follows (amounts in millions):

For the Three-Month Period Ended September 30, 2015
HCHB implementation costs	$2.0
Legal fees - Department of Justice matter	0.3

$2.3

Total other expense, net is flat from prior year after considering the impact of the following items (amounts in millions):

	For the Three-Month Periods Ended September 30,
	2015	2014
Unrealized gain on equity investment	$1.4	$—
Write off of deferred debt issuance costs/call premium payment	(3.2)	(0.5)
Gain (loss) on disposal of property and equipment or sale of care centers	0.2	(0.5)
Legal settlement	1.0	—

	$(0.6)	$(1.0)

Historically, we have calculated the provision for income taxes during the interim reporting periods by applying an estimate of our annual effective tax rate to our income or loss before taxes. The effective tax rate for the year is influenced by the relationship of the amount of permanent differences to income or loss before taxes. The recording of a significant charge in the first quarter of this year may distort this relationship during the periods of the year. Accordingly, we have applied an actual year to date effective tax rate to calculate income taxes for the three and nine-month periods ended September 30, 2015. While we estimate that our quarterly effective tax rate for the remaining quarter of 2015 will be reasonably consistent with our effective tax rate for the three-month period ended September 30, 2015, the annual effective tax rate for the year may not be consistent with the respective periods during the year.

Home Health Division

The following table summarizes our home health segment results from continuing operations:

	For the Three-Month Periods Ended September 30,
	2015	2014

Financial Information (in millions):
Medicare	$190.2	$185.4
Non-Medicare	63.2	51.8

Net service revenue	253.4	237.2
Cost of service	150.0	137.4

Gross margin	103.4	99.8
Other operating expenses	70.0	69.3

Operating income	$33.4	$30.5

Key Statistical Data:

Medicare:
Same Store Volume (1):
Revenue	3%	5%
Admissions	4%	2%
Recertifications	0%	5%
Total (2):
Admissions	44,434	42,770
Recertifications	25,420	25,407
Completed episodes	67,288	67,316
Visits	1,208,853	1,190,962
Average revenue per episode including sequestration (3)	$2,821	$2,777
Visits per completed episode (4)	17.5	17.3

Non-Medicare:
Same Store Volume (1):
Revenue	22%	31%
Admissions	21%	26%
Recertifications	15%	24%
Total (2):
Admissions	24,792	20,585
Recertifications	9,447	8,238
Visits	504,441	416,038

Total (2):
Cost per Visit	$87.54	$85.47
Visits	1,713,294	1,607,000

(1)	Same store Medicare and Non-Medicare revenue, admissions or recertifications volume is the percent increase (decrease) in our Medicare and Non-Medicare revenue, admissions or recertifications for the period as a percent of the Medicare and Non-Medicare revenue, admissions or recertifications of the prior period.
(2)	Based on continuing operations for all periods presented.
(3)	Average Medicare revenue per completed episode including sequestration is the average Medicare revenue earned for each Medicare completed episode of care which includes the impact of sequestration.
(4)	Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.

Overall, our operating income increased $3 million on a $4 million increase in gross margin and a $1 million increase in other operating expenses.

Net Service Revenue

Our Medicare revenue increase of approximately $5 million consisted of a $2 million increase due to higher admit volumes and a $3 million increase related to revenue per episode.

Our non-Medicare revenue increased $11 million as we have focused on contract payors with significant concentrations in our markets and those that add incremental margin to our operations.

Cost of Service, Excluding Depreciation and Amortization

Our cost per visit increased 2% due to a 7% increase in visits which resulted in increases in contractor utilization and overtime. The remainder of the increase is due to the addition of resources to assist with ICD-10 implementation and higher health insurance and workers’ compensation expense.

Other Operating Expenses

Excluding a $2 million reduction in provision for doubtful accounts and depreciation and amortization, other operating expenses increased approximately $3 million. The increase is primarily due to salaries and benefits to support our increase in volume and an increase in health insurance expense.

Hospice Division

The following table summarizes our hospice segment results from continuing operations:

	For the Three-Month Periods Ended September 30,
	2015	2014
Financial Information (in millions):
Medicare	$68.6	$59.0
Non-Medicare	4.4	4.1

Net service revenue	73.0	63.1
Cost of service	36.8	32.8

Gross margin	36.2	30.3
Other operating expenses	16.9	14.7

Operating income	$19.3	$15.6

Key Statistical Data:

Same Store Volume (1):
Medicare revenue	17%	3%
Non-Medicare revenue	14%	15%
Hospice admits	26%	(3%)
Average daily census	17%	(3%)

Total (2):
Hospice admits	4,962	4,002
Average daily census	5,346	4,608
Revenue per day	$148.47	$148.74
Cost of service per day	$74.82	$77.38
Average length of stay	92	100

(1)	Same store Medicare and Non-Medicare revenue, Hospice admits or average daily census volume is the percent increase (decrease) in our Medicare and Non-Medicare revenue, Hospice admits or average daily census for the period as a percent of the Medicare and Non-Medicare revenue, Hospice admits or average daily census of the prior period.
(2)	Based on continuing operations for all periods presented.

Overall, our operating income increased $4 million on a $6 million increase in gross margin and a $2 million increase in other operating expenses.

Net Service Revenue

Our hospice revenue increased $10 million, primarily as the result of a 26% increase in same store admits which resulted in a 17% increase in same store average daily census. We benefitted from a 1.4% hospice rate increase effective October 1, 2014. The base rate for hospice services provided from October 1, 2015 to September 30, 2016 will increase 1.1% as a result of the final rule issued by CMS in August 2015.

Cost of Service, Excluding Depreciation and Amortization

Our hospice cost of service increased $4 million, as the result of a 17% increase in same store average daily census offset by a decrease in our cost of service per day due to reductions in both our pharmacy and DME expenses.

Other Operating Expenses

Other operating expenses increased $2 million due to increases in other care center related expenses primarily salaries and benefits related to the addition of administrative and sales personnel.

Corporate

The following table summarizes our corporate operating expenses from continuing operations:

	For the Three-Month Periods Ended September 30,
	2015	2014
Financial Information (in millions):
Other operating expenses	$30.8	$26.0
Depreciation and amortization	3.1	3.9

Total before impairment (1)	$33.9	$29.9

(1)	Total of $36.0 million on a GAAP basis for the three-month period ended September 30, 2015 (including $2.1 million asset impairment charge).

Corporate expenses consist of cost relating to our executive management and corporate and administrative support functions that are not directly attributable to a specific segment. Corporate and administrative support functions represent primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration. Excluding the asset impairment charge in 2015, corporate other operating expenses increased $4 million primarily as the result of additional costs related to the implementation of the HCHB system, which includes $2 million in ongoing maintenance and hosting costs and $2 million in implementation costs.

Nine-Month Period Ended September 30, 2015 Compared to the Nine-Month Period Ended September 30, 2014

Consolidated

The following table summarizes our results from continuing operations (amounts in millions):

	For the Nine-Month Periods Ended September 30,
	2015	2014
Net service revenue	$942.2	$904.0
Gross margin, excluding depreciation and amortization	408.8	384.3
% of revenue	43.4%	42.5%
Other operating expenses	357.3	372.9
% of revenue	37.9%	41.3%
Asset impairment charge	77.3	2.2

Operating (loss) income	(25.8)	9.2

Total other income (expense), net	2.9	(2.8)
Income tax benefit (expense)	7.5	(2.5)
Effective income tax rate	(32.9%)	38.4%

(Loss) income from continuing operations	(15.4)	3.9

Net loss from discontinued operations	—	(0.2)
Net income attributable to noncontrolling interests	(0.5)	(0.1)

Net (loss) income attributable to Amedisys, Inc.	$(15.9)	$3.6

During the three-month period ended March 31, 2015, we recorded a non-cash charge to write off the software costs incurred related to the development of AMS3 Home Health and Hospice. During the three-month period ended September 30, 2015, we recorded a non-cash charge to reduce the carrying value of our corporate headquarters.

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

	For the Nine-Month Period Ended September 30, 2014
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

Our operating income, excluding the $77 million asset impairment charges in 2015 and the $16 million in costs incurred in 2014 noted above, increased $26 million as our home health operating income increased $30 million, our hospice operating income increased $8 million and our corporate expenses increased $12 million. The primary drivers of our improvement in performance were the closure/consolidation of care centers that had a negative operating contribution, an increase in our revenue per episode, a reduction in cost per visit, growth in hospice census and a reduction in operating expenses. The increase in corporate expenses is primarily due to the $8 million Wage and Hour Litigation settlement accrual.

Home Health Division

The following table summarizes our home health segment results from continuing operations:

	For the Nine-Month Periods Ended September 30,
	2015	2014
Financial Information (in millions):
Medicare	$565.8	$565.5
Non-Medicare	176.8	151.9

Net service revenue	742.6	717.4
Cost of service	431.0	420.7

Gross margin	311.6	296.7
Other operating expenses	204.0	225.2

Operating income before impairment (1)	$107.6	$71.5

Key Statistical Data:

Medicare:
Same Store Volume (2):
Revenue	2%	0%
Admissions	2%	0%
Recertifications	(2%)	0%
Total (3):
Admissions	133,973	134,317
Recertifications	74,386	77,468
Completed episodes	200,301	205,939
Visits	3,580,751	3,620,779
Average revenue per episode including sequestration (4)	$2,816	$2,763
Visits per completed episode (5)	17.4	17.2

Non-Medicare:
Same Store Volume (2):
Revenue	19%	17%
Admissions	17%	15%
Recertifications	13%	10%
Total (3):
Admissions	71,733	62,596
Recertifications	26,072	23,746
Visits	1,424,595	1,218,659

Total (3):
Cost per Visit	$86.10	$86.92
Visits	5,005,346	4,839,438

(1)	Operating income of $70.3 million on a GAAP basis for the nine-month period ended September 30, 2014.
(2)	Same store Medicare and Non-Medicare revenue, admissions or recertifications volume is the percent increase (decrease) in our Medicare and Non-Medicare revenue, admissions or recertifications for the period as a percent of the Medicare and Non-Medicare revenue, admissions or recertifications of the prior period.
(3)	Based on continuing operations for all periods presented.
(4)	Average Medicare revenue per completed episode including sequestration is the average Medicare revenue earned for each Medicare completed episode of care which includes the impact of sequestration.
(5)	Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.

Overall, our operating income, excluding the $7 million in exit activity costs in 2014, increased $30 million on a $14 million increase in gross margin and a $16 million decline in other operating expenses. 2014 results included revenue of $16 million and operating losses of $5 million for those care centers that were closed, consolidated or sold.

Net Service Revenue

Our Medicare revenue remained relatively flat as we experienced a $12 million decrease as a result of lower volumes offset by an $11 million increase related to revenue per episode. The decrease in volumes is primarily due to the sale, closure and consolidation of 51 care centers since December 31, 2013, as we experienced a 2% increase in same store Medicare admissions.

Our non-Medicare revenue increased $25 million as we have focused on contract payors with significant concentrations in our markets and those that add incremental margin to our operations.

As mentioned above, we have closed numerous care centers since December 31, 2013; accordingly, our results are not fully comparable to prior year. The following table summarizes our net service revenue for our operating care centers and those care centers that were closed, consolidated or sold.

	For the Nine-Month Periods Ended September 30,
	2015	2014
Revenue (in millions):
Operating care centers	$742.6	$701.6
Closed/consolidated/sold care centers	—	15.8

Net service revenue	$742.6	$717.4

Cost of Service, Excluding Depreciation and Amortization

Our cost of service, excluding the $1 million in exit activity costs in 2014, increased $11 million as a result of a 17% increase in non-Medicare visits. Our cost per visit decreased approximately $1 as a result of a reduction in the number of salaried clinicians, a decrease in inclement weather pay and improvement in productivity.

Other Operating Expenses

Other operating expenses, excluding the $6 million in exit activity costs in 2014, decreased $16 million due to decreases in other care center related expenses as a result of our closure and consolidation strategy and the reduction in divisional leadership; the majority of the reductions were in salaries and benefits and rent expense. In addition, our provision for doubtful accounts decreased $4 million and our depreciation and amortization decreased $3 million comparatively.

Hospice Division

The following table summarizes our hospice segment results from continuing operations:

	For the Nine-Month Periods Ended September 30,
	2015	2014
Financial Information (in millions):
Medicare	$187.6	$175.1
Non-Medicare	12.0	11.5

Net service revenue	199.6	186.6
Cost of service	102.4	99.0

Gross margin	97.2	87.6
Other operating expenses	48.2	47.4

Operating income before impairment (1)	$49.0	$40.2

Key Statistical Data:

Same Store Volume (2):
Medicare revenue	10%	(2%)
Non-Medicare revenue	11%	6%
Hospice admits	14%	(4%)
Average daily census	8%	(4%)

Total (3):
Hospice admits	14,239	12,947
Average daily census	4,947	4,668
Revenue per day	$147.79	$146.42
Cost of service per day	$75.87	$77.70
Average length of stay	90	100

(1)	Operating income of $39.2 million on a GAAP basis for the nine-month period ended September 30, 2014.
(2)	Same store Medicare and Non-Medicare revenue, Hospice admits or average daily census volume is the percent increase (decrease) in our Medicare and Non-Medicare revenue, Hospice admits or average daily census for the period as a percent of the Medicare and Non-Medicare revenue, Hospice admits or average daily census of the prior period.
(3)	Based on continuing operations for all periods presented.

Overall, our operating income, excluding the $2 million in exit activity costs in 2014, increased $8 million on a $10 million increase in gross margin offset by a $2 million increase in other operating expenses.

Net Service Revenue

Our hospice revenue increased $13 million, primarily as the result of an increase in our average daily census. We benefitted from a 1.4% hospice rate increase effective October 1, 2014.

As mentioned above, we have closed numerous care centers since December 31, 2013; accordingly, our results are not fully comparable to prior year. The following table summarizes our net service revenue for our operating care centers and those care centers that were closed, consolidated or sold.

	For the Nine-Month Periods Ended September 30,
	2015	2014
Revenue (in millions):
Operating care centers	$199.6	$182.4
Closed/consolidated/sold care centers	—	4.2

Net service revenue	$199.6	$186.6

Cost of Service, Excluding Depreciation and Amortization

Our hospice cost of service increased $3 million as the result of a 6% increase in average daily census offset by a decrease in cost of service per day. We experienced significant improvement in pharmacy and DME cost per day beginning in the second quarter of 2015.

Other Operating Expenses

Other operating expenses, excluding the $2 million in exit activity costs in 2014, increased $2 million due to increases in other care center related expenses, primarily salaries and benefits expense.

Corporate

The following table summarizes our corporate operating expenses from continuing operations:

	For the Nine-Month Periods Ended September 30,
	2015	2014
Financial Information (in millions):
Other operating expenses	$94.3	$86.8
Depreciation and amortization	10.8	13.5

Total before impairment (1)	$105.1	$100.3

(1)	Total of $182.4 million on a GAAP basis for the nine-month period ended September 30, 2015 (including $77.3 million asset impairment charge).

Excluding the $77 million asset impairment charge in 2015 and the $7 million in exit and restructuring activities costs and relator fees associated with our U.S. Department of Justice settlement agreement during 2014, corporate other operating expenses increased $12 million which is inclusive of the $8 million Wage and Hour Litigation settlement accrual, $3 million in HCHB maintenance and hosting costs, $2 million related to HCHB implementation costs and $2 million in severance costs.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Nine-Month Periods Ended September 30,
	2015	2014
Cash provided by (used in) operating activities	$87.7	$(70.1)
Cash used in investing activities	(19.8)	(9.2)
Cash (used in) provided by financing activities	(18.9)	67.5

Net increase (decrease) in cash and cash equivalents	49.0	(11.8)
Cash and cash equivalents at beginning of period	8.0	17.3

Cash and cash equivalents at end of period	$57.0	$5.5

Cash provided by operating activities increased $157.8 million during 2015 compared to 2014 primarily due to an increase in our operating performance as compared to 2014 and the payment of $115.0 million in 2014 under our settlement agreement with the U.S. Department of Justice. For additional information regarding our operating performance, see “Results of Operations”. The recognition of the asset impairment charges of $75.2 million, which resulted in the net loss for the three-month period ended March 31, 2015, and $2.1 million during the three-month period ended September 30, 2015, are non-cash items and therefore have no impact on our cash flow from operations.

Cash used in investing activities increased $10.6 million during 2015 compared to 2014 primarily due to a $8.1 million increase in capital expenditures and a $5.8 million increase in cash used for the acquisitions of businesses, offset by a $5.0 million increase in proceeds from the sale of investments and a $0.9 million decrease in the purchase of investments. The increase in capital expenditures is due to approximately $10.4 million in cash payments related to HCHB made during the nine-month period ended September 30, 2015.

Cash used in financing activities increased $86.4 million during 2015 compared to 2014 primarily due to an increase in our principal payments of long-term obligations, net of borrowings. We decreased our outstanding long-term obligations, net of borrowings by $16.4 million from December 31, 2014.

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness.

During the nine-month period ended September 30, 2015, we spent $18.0 million in capital expenditures as compared to $9.9 million during the nine-month period ended September 30, 2014. Our capital expenditures for 2015 are expected to be approximately $20.0 - $25.0 million.

As of September 30, 2015, we had $57.0 million in cash and cash equivalents and $179.0 million in availability under our $200.0 million Revolving Credit Facility. Based on our operating forecasts and our new debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements.

Outstanding Patient Accounts Receivable

Our patient accounts receivable, net increased $22.4 million from December 31, 2014 to September 30, 2015. Our cash collection as a percentage of revenue was 99% and 103% for the nine-month periods ended September 30, 2015 and 2014, respectively. Our days revenue outstanding, net at September 30, 2015 was 33.1 days which is an increase of 3.7 days from December 31, 2014.

Our patient accounts receivable includes unbilled receivables and are aged based upon our initial service date. We monitor unbilled receivables at each care center to ensure that all efforts are made to bill claims within timely filing deadlines. Our unbilled patient accounts receivable can be impacted by acquisition activity, probe edits or regulatory changes which result in additional information or procedures needed prior to billing. The timely filing deadline for Medicare is one year from the date the episode was completed and varies by state for Medicaid-reimbursable services and among insurance companies and other private payors.

Our provision for estimated revenue adjustments (which is deducted from our service revenue to determine net service revenue) and provision for doubtful accounts were as follows for the periods indicated (amounts in millions). We fully reserve for both our Medicare and other patient accounts receivable that are aged over 365 days.

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2015	2014	2015	2014
Provision for estimated revenue adjustments (1)	$1.5	$1.4	$4.0	$4.1
Provision for doubtful accounts (1)	3.6	4.2	9.4	13.4

Total	$5.1	$5.6	$13.4	$17.5

As a percent of revenue	1.6%	1.9%	1.4%	1.9%

(1)	Includes $0.1 million from discontinued operations for the nine-months ended September 30, 2014.

The following schedules detail our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding, net):

	0-90	91-180	181-365	Over 365	Total
At September 30, 2015:
Medicare patient accounts receivable, net (1)	$70.3	$7.8	$0.7	$—	$78.8

Other patient accounts receivable:
Medicaid	11.9	2.0	1.0	—	14.9
Private	30.0	6.8	5.2	0.8	42.8

Total	$41.9	$8.8	$6.2	$0.8	$57.7

Allowance for doubtful accounts (2)					(14.8)

Non-Medicare patient accounts receivable, net					$42.9

Total patient accounts receivable, net					$121.7

Days revenue outstanding, net (3)					33.1

	0-90	91-180	181-365	Over 365	Total
At December 31, 2014:
Medicare patient accounts receivable, net (1)	$62.1	$6.3	$—	$—	$68.4

Other patient accounts receivable:
Medicaid	9.1	1.4	0.7	0.4	11.6
Private	23.4	5.4	2.5	2.3	33.6

Total	$32.5	$6.8	$3.2	$2.7	$45.2

Allowance for doubtful accounts (2)					(14.3)

Non-Medicare patient accounts receivable, net					$30.9

Total patient accounts receivable, net					$99.3

Days revenue outstanding, net (3)					29.4

(1)	The following table summarizes the activity and ending balances in our estimated revenue adjustments (amounts in millions), which is recorded to reduce our Medicare outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the Three-Month Period Ended September 30, 2015	For the Three-Month Period Ended December 31, 2014	For the Nine-Month Period Ended September 30, 2015	For the Nine-Month Period Ended December 31, 2014
Balance at beginning of period	$3.7	$3.6	$3.1	$3.7
Provision for estimated revenue adjustments	1.5	1.0	4.0	3.9
Write offs	(1.4)	(1.5)	(3.3)	(4.5)

Balance at end of period	$3.8	$3.1	$3.8	$3.1

Our estimated revenue adjustments were 4.6% and 4.3% of our outstanding Medicare patient accounts receivable at September 30, 2015 and December 31, 2014, respectively.

(2)	The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in millions), which is recorded to reduce only our Medicaid and private payer outstanding patient accounts receivable to their estimated net realizable value.

	For the Three-Month Period Ended September 30, 2015	For the Three-Month Period Ended December 31, 2014	For the Nine-Month Period Ended September 30, 2015	For the Nine-Month Period Ended December 31, 2014
Balance at beginning of period	$14.2	$15.6	$14.3	$14.1
Provision for doubtful accounts	3.6	3.0	9.4	11.4
Write offs	(3.1)	(4.3)	(9.0)	(11.2)

Balance at end of period	$14.7	$14.3	$14.7	$14.3

Our allowance for doubtful accounts was 25.6% and 31.6% of our outstanding Medicaid and private patient accounts receivable at September 30, 2015 and December 31, 2014, respectively.

(3)	Our calculation of days revenue outstanding, net is derived by dividing our ending net patient accounts receivable (i.e., net of estimated revenue adjustments and allowance for doubtful accounts ) at September 30, 2015 and December 31, 2014 by our average daily net patient revenue for the three-month periods ended September 30, 2015 and December 31, 2014, respectively.

Indebtedness

Our weighted average interest rate for our $100.0 million Term Loan, under our Credit Agreement was 2.2% for three-month period ended September 30, 2015.

As of September 30, 2015, our consolidated leverage ratio was 1.0, our consolidated fixed charge coverage ratio was 3.2 and we are in compliance with the Credit Agreement.

As of September 30, 2015, our availability under our $200.0 million Revolving Credit Facility was $179.0 million as we had $21.0 million outstanding in letters of credit.

See Note 5 to our condensed consolidated financial statements and Note 6 of the financial statements included in our Form 10-K for additional details on our outstanding long-term obligations.

Stock Repurchase Program

On September 9, 2015, we announced that our Board of Directors authorized a stock repurchase program, under which we may repurchase up to $75 million of its outstanding common stock on or before September 6, 2016.

Under the terms of the program, we may repurchase shares from time to time in open market transactions, block purchases or in private transactions in accordance with applicable federal securities laws and other legal requirements. We may enter into Rule 10b5-1 plans to effect some or all of the repurchases. The timing and the amount of the repurchases, if any, will be determined by management based on a number of factors, including but not limited to share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors.

We did not repurchase any shares pursuant to this stock repurchase program during the three-month period ended September 30, 2015.

Inflation

We do not believe inflation has significantly impacted our results of operations.

Critical Accounting Estimates

See Part II, Item 7 – Critical Accounting Estimates and our consolidated financial statements and related notes in Part II, Item 8 of our 2014 Annual Report on Form 10-K, for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. These critical accounting estimates include: revenue recognition, patient accounts receivable, insurance, goodwill and other intangible assets and income taxes. There have not been any changes to our significant accounting policies or their application since we filed our 2014 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility and Term Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate, and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows will be exposed to changes in interest rates. As of September 30, 2015, the total amount of outstanding debt subject to interest rate fluctuations was $100.0 million. A 1.0% interest rate change would cause interest expense to change by approximately $1.0 million annually.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2015, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2015, the end of the period covered by this Quarterly Report.

Changes in Internal Controls

During 2015, we began the implementation of Homecare Homebase (“HCHB”) with a total of 19 care centers on HCHB as of September 30, 2015. The Company is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing implementation activities, and as a result, controls may be periodically changed.

There have been no other changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended September 30, 2015 that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2015, the end of the period covered by this Quarterly Report.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 6 to the condensed consolidated financial statements for information concerning our legal proceedings.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors included in Part I, Item 1A. – Risk Factors of our Annual Report on Form 10-K. These risk factors could materially impact our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely impact our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended September 30, 2015:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1, 2015 to July 31, 2015	67		$42.11	—	$—
August 1, 2015 to August 31, 2015	—		—	—	—
September 1, 2015 to September 30, 2015	—		—	—	—

	67	(1)	$42.11	—	$—

(1)	Includes shares of common stock surrendered to us by certain employees to satisfy tax withholding obligations in connection with the vesting of non-vested stock previously awarded to such employees under our 2008 Omnibus Incentive Compensation Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Merger Agreement with Infinity HomeCare

On October 31, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which we, through an indirect, wholly-owned subsidiary, would acquire all of the issued and outstanding membership interests of Infinity Home Care, L.L.C. (“Infinity”) by reverse-subsidiary merger. The Merger Agreement is by and among Amedisys Health Care West, L.L.C., IHC Acquisitions, L.L.C. (as “Merger Sub”), Infinity, Axiom HealthEquity Holdings Management, LLC (as agent for the Infinity equityholders), Infinity Healthcare Holdings, LLC (as the majority holder of Infinity’s outstanding Series A Preferred Units) and us.

Infinity is a provider of home health nursing services with 15 locations in the State of Florida. The purchase price to be paid by us is $63.0 million in cash, subject to certain customary purchase price adjustments for working capital, cash, indebtedness and transaction expenses, with $3.15 million of such purchase price to be placed into escrow for an eighteen-month period following the closing to secure any post-closing indemnification claims by us. The transaction is subject to customary closing conditions, including receipt of certain regulatory approvals.

Other than the Merger Agreement, there is no known relationship between us or any of our affiliates, and any of Infinity, Axiom HealthEquity Holdings Management, LLC or Infinity Healthcare Holdings, LLC, or their respective affiliates. The parties expect to close the transaction on December 31, 2015. The Merger Agreement has a termination date of February 29, 2016.

Civil Investigative Demand Issued by the U.S. Department of Justice

On November 3, 2015, we received a civil investigative demand (“CID”) issued by the U.S. Department of Justice pursuant to the federal False Claims Act relating to claims submitted to Medicare and/or Medicaid for hospice services provided through designated facilities in the Morgantown, West Virginia area. The CID requests the delivery of information to the United States Attorney’s Office for the Northern District of West Virginia regarding 66 identified hospice patients, as well as documents relating to our hospice clinical and business operations in the Morgantown area. The CID generally covers the period from January 1, 2009 through August 31, 2015. We are fully cooperating with the U.S. Department of Justice with respect to this investigation. No assurance can be given as to the timing or outcome of this investigation.

ITEM 6. EXHIBITS

The exhibits marked with the cross symbol (†) are filed and the exhibits marked with a double cross (††) are furnished with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through February 24, 2014	The Company’s Annual Report on Form 10-K for the year ended December 31, 2013	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

10.1	Credit Agreement dated as of August 28, 2015, among Amedisys, Inc. and Amedisys Holding, L.L.C, as borrowers, certain subsidiaries of Amedisys, Inc. party thereto as guarantors, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, Citizens Bank, N.A., Compass Bank, Fifth Third Bank and Regions Bank, as Co-Documentation Agents, the lenders party thereto, Merrill, Lynch, Pierce Fenner & Smith Incorporated, Citizens Bank N.A., Fifth Third Bank and J.P. Morgan Securities LLC, as Joint Lead Arrangers, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Bookrunners	The Company’s Current Report on Form 8-K filed September 2, 2015	0-24260	10.1

10.2	Security Agreement dated as of August 28, 2015, among Amedisys, Inc. and Amedisys Holding, L.L.C., as borrowers, certain other parties identified as “grantors” on the signature pages thereto and Bank of America, N.A., in its capacity as Administrative Agent	The Company’s Current Report on Form 8-K filed September 2, 2015	0-24260	10.2

10.3	Pledge Agreement dated as of August 28, 2015, among Amedisys, Inc. and Amedisys Holding, L.L.C., as borrowers, certain other parties identified as “pledgors” on the signature pages thereto, and Bank of America, N.A., in its capacity as Administrative Agent	The Company’s Current Report on Form 8-K filed September 2, 2015	0-24260	10.3

†31.1	Certification of Paul B. Kusserow, President and Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Ronald A. LaBorde, Vice Chairman and Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

††32.1	Certification of Paul B. Kusserow, President and Chief Executive Officer (principal executive officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2	Certification of Ronald A LaBorde, Vice Chairman and Chief Financial Officer (principal financial officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†101.INS	XBRL Instance

†101.SCH	XBRL Taxonomy Extension Schema Document

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	XBRL Taxonomy Extension Definition Linkbase

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDISYS, INC. (Registrant)

By:	/s/ SCOTT G. GINN
Scott G. Ginn,
Principal Accounting Officer and
Duly Authorized Officer

Date: November 5, 2015

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed and the exhibits marked with a double cross (††) are furnished with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through February 24, 2014	The Company’s Annual Report on Form 10-K for the year ended December 31, 2013	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

10.1	Credit Agreement dated as of August 28, 2015, among Amedisys, Inc. and Amedisys Holding, L.L.C, as borrowers, certain subsidiaries of Amedisys, Inc. party thereto as guarantors, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, Citizens Bank, N.A., Compass Bank, Fifth Third Bank and Regions Bank, as Co-Documentation Agents, the lenders party thereto, Merrill, Lynch, Pierce Fenner & Smith Incorporated, Citizens Bank N.A., Fifth Third Bank and J.P. Morgan Securities LLC, as Joint Lead Arrangers, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Bookrunners	The Company’s Current Report on Form 8-K filed September 2, 2015	0-24260	10.1

10.2	Security Agreement dated as of August 28, 2015, among Amedisys, Inc. and Amedisys Holding, L.L.C., as borrowers, certain other parties identified as “grantors” on the signature pages thereto and Bank of America, N.A., in its capacity as Administrative Agent	The Company’s Current Report on Form 8-K filed September 2, 2015	0-24260	10.2

10.3	Pledge Agreement dated as of August 28, 2015, among Amedisys, Inc. and Amedisys Holding, L.L.C., as borrowers, certain other parties identified as “pledgors” on the signature pages thereto, and Bank of America, N.A., in its capacity as Administrative Agent	The Company’s Current Report on Form 8-K filed September 2, 2015	0-24260	10.3

†31.1	Certification of Paul B. Kusserow, President and Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Ronald A. LaBorde, Vice Chairman and Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of Paul B. Kusserow, President and Chief Executive Officer (principal executive officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2	Certification of Ronald A LaBorde, Vice Chairman and Chief Financial Officer (principal financial officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†101.INS	XBRL Instance

†101.SCH	XBRL Taxonomy Extension Schema Document

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	XBRL Taxonomy Extension Definition Linkbase

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document