Form 10-K
period 2015-12-31
AMEDISYS INC
filed 2016-03-10
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

(225) 292-2031 or (800) 467-2662

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price as quoted by the NASDAQ Global Select Market on June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $679,670,884. For purposes of this determination shares beneficially owned by executive officers, directors and ten percent stockholders have been excluded, which does not constitute a determination that such persons are affiliates.

As of March 4, 2016, the registrant had 33,329,102 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) to be filed pursuant to the Securities Exchange Act of 1934 with the Securities and Exchange Commission within 120 days of December 31, 2015 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as required by law. For a discussion of some of the factors discussed above as well as additional factors, see Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Critical Accounting Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Unless otherwise provided, “Amedisys,” “we,” “us,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries and when we refer to 2015, 2014 and 2013, we mean the twelve month period then ended December 31, unless otherwise provided.

A copy of this Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC, including all exhibits, is available on our internet website at http://www.amedisys.com on the “Investors” page under the “SEC Filings” link.

PART I

ITEM 1. BUSINESS

Overview

Amedisys, Inc. is a leading healthcare at home company, providing outstanding home health, hospice and personal care. We deliver the care that is best for our patients, whether that is home-based recovery and rehabilitation after an operation or injury, care that empowers patients to manage a chronic disease, or hospice care at the end of life.

We are among the largest, best established and most advanced providers of home health and hospice care in the United States, with 408 care centers in 34 states. Our 16,100 employees deliver the highest quality of care to the doorsteps of patients in need, making more than 7.5 million patient visits to 360,000 patients annually. Over 2,200 hospitals and 61,900 physicians nationwide have chosen us as a partner in post-acute care.

Amedisys is headquartered in Baton Rouge, Louisiana, with an executive office in Nashville, Tennessee. Our common stock is currently traded on NASDAQ Global Select Market under the trading symbol “AMED”. Founded and incorporated in Louisiana in 1982, Amedisys was reincorporated as a Delaware corporation prior to becoming a publicly traded company in August, 1994.

The company’s continuous quality improvement efforts show in outcomes and publicly reported quality measures. We’re standardizing our clinical care, streamlining how we operate and partnering as a post-acute care provider to an increasing number of hospitals and health systems across the country. Our mission is nothing less than putting the best clinicians in the home, with the tools needed to provide the best possible care and outcomes. Ultimately, we are in the business of delivering superior value to employees, referral sources, payors – and most of all – patients and their families.

We are privileged to take care of our patients wherever they call home – a private house, an apartment, a rehabilitation facility or an assisted living community. Our clinicians go behind the scenes to enter otherwise private spaces, caring for patients who feel safe and cared for and for others who are struggling with poverty and dysfunction. We see it all – we get the whole picture of our patients – which enables us to develop and administer the right care plan for each one in conjunctions with primary care physicians and other providers.

Our services are primarily paid for by Medicare due to the age demographics of our patient base (average age 81). Medicare represented approximately 80% to 84% of our net service revenue over the last three years. We remain focused on maintaining a profitable and strategically important managed care contract portfolio.

Our Home Health Segment:

Amedisys Home Health provides experienced, compassionate healthcare to help our patients recover from surgery or illness, live with chronic diseases, and prevent avoidable hospital readmissions. Our care team includes skilled nurses who are trained and certified to administer medications, care for wounds, monitor vital signs and provide a wide range of other nursing services; therapists specialized in physical, speech and occupational therapy; and aides who assist our patients with completing important personal tasks.

We take an empowering approach to helping our patients and their families understand their condition, how to manage it and how to live life to the fullest with a chronic disease or other health condition. Our professional and compassionate clinicians are trained to understand the whole patient – not just their medical diagnosis.

This commitment to clinical distinction is evident in our clinical performance measures such as Star Ratings. Amedisys has an average Quality Star Rating of 3.5 and an average Patient Survey Overall Star Rating of 4.4. Our goal is to have all of our care centers achieve a 4.0 Quality Star Rating, and we are implementing targeted action plans to continue to improve the quality of care we deliver for our patients across the country.

Our Hospice Segment:

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

At Amedisys Hospice, our focus is on building and retaining an exceptional team, delivering the highest quality care and service to our patients and their families, and establishing Amedisys as the preferred and preeminent hospice provider in each community we serve. In order to realize these goals, we invest in tailored training, development, and recognition programs for our employees, with specific focus on our clinicians and caregivers. This has led to our team’s consistent achievement at or above the national average in family satisfaction results and quality scores.

Another element of our approach is our outreach strategy to more fully reach the entire community of eligible patients. These outreach efforts have built our hospice patient population to more accurately represent the causes of death in the communities we serve, with a specific focus on heart disease, lung disease, and dementia in order to address the historical underrepresentation of non-cancer diagnoses.

By working to accept every patient with a life expectancy of six months or less who wants our compassionate care, we fulfill our hospice mission and strengthen our standing in the community.

Our Personal Care Segment:

On March 1, 2016, Amedisys acquired its first private-duty – an important step in executing our strategy of improving the continuity of care our patients receive as their clinical needs change.

We believe that private duty services are highly synergistic with our core skilled home health and hospice businesses, and that by acquiring these capabilities in one of our most successful regions we will realize these benefits quickly.

Responding to Changing Regulatory and Reimbursement Environment:

Effective October 2012, Medicare began to impose a financial penalty on hospitals that have excessive rates of patient readmissions within 30 days after hospital discharge. We believe this regulation provides an opportunity for providers of post-acute care who can demonstrate the ability to maintain or reduce patient acute care hospital readmission rates. We are working to take advantage of this opportunity further improving the quality of care we provide and implementing disease management programs designed to be responsive to the needs of patients served by the hospitals we call upon.

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

In addition to the BPCI program, PPACA introduced Accountable Care Organization (“ACO”) programs. An ACO is a group of doctors, hospitals and other health care providers who come together voluntarily to give coordinated high-quality care to Medicare patients. The goal of coordinated care is to ensure that patients, especially the chronically ill, get the right care at the right time, while avoiding unnecessary duplication of services and preventing medical errors. While these programs are presently not material to our business or our financial results, we are currently participating in several ACOs and monitoring their results.

AMS3/Homecare Homebase Implementation:

During 2015, we made the strategic decision to discontinue AMS3, our third generation, proprietary operating system, and transition to Homecare Homebase (“HCHB”), a leading home health and hospice platform. As of December 31, 2015, we have 84 care centers on HCHB (44 home health care centers and 40 hospice care centers). We will continue the rollout during 2016, with an anticipated completion date of November 1, 2016.

Acquisitions:

On July 24, 2015, we acquired one hospice care center in Tennessee for a total purchase price of $5.8 million.

On October 2, 2015, we acquired the regulatory assets of home health care center in Georgia for a total purchase price of $0.3 million.

On December 31, 2015, we acquired Infinity HomeCare (“Infinity”) for a total purchase price of $63 million. Infinity owned and operated 15 home health care centers servicing the state of Florida.

Financial Information:

Financial information for our home health and hospice segments can be found in our consolidated financial statements included in this Annual Report on Form 10-K.

Our Employees

As of March 4, 2016, we employed approximately 16,100 employees, consisting of approximately 11,200 home health care employees, 2,600 hospice care employees, 1,500 personal care employees and 800 corporate and divisional support employees.

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

Annually, the Medicare program base episodic rates are set through federal legislation, as follows:

Period	Base episode payment
January 1, 2013 through December 31, 2013	2,138
January 1, 2014 through December 31, 2014	2,869
January 1, 2015 through December 31, 2015	2,961
January 1, 2016 through December 31, 2016	2,965

Payments can be adjusted for: (a) an outlier payment if our patient’s care was unusually costly (capped at 10% of total reimbursement per provider number); (b) a low utilization payment adjustment (“LUPA”) if the number of visits during the episode was fewer than five; (c) a partial payment if our patient transferred to another provider or we received a patient from another provider before an episode was complete; (d) a payment adjustment based upon the level of therapy services required (with various incremental adjustments made for additional visits, with larger payment increases associated with the sixth, fourteenth and twentieth visit thresholds); (e) a payment adjustment if we are unable to perform periodic therapy assessments; (f) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (g) changes in the base episode payments established by the Medicare program; (h) adjustments to the base episode payments for case mix and geographic wages; and (i) recoveries of overpayments. Medicare can also make various adjustments to payments received if we are unable to produce appropriate billing documentation or acceptable authorizations. In addition, we make adjustments to Medicare revenue if we find that we are unable to obtain appropriate billing documentation, authorizations or face to face documentation.

Home Health Non-Medicare

Payments from Medicaid and private insurance carriers are episodic-based rates (60-day episode of care) or per-visit rates depending upon the terms and conditions established with such payors. Episodic-based rates paid by our non-Medicare payors are paid in a similar manner and subject to the same adjustments as discussed above for Medicare; however, these rates can vary based upon negotiated terms.

Hospice Medicare

The Medicare hospice benefit is also available to Medicare-eligible patients with terminal illnesses, certified by a physician, where life expectancy is six months or less. Medicare rates are based on standard prospective rates for delivering care over a base 90-day or 60-day period (90-day episodes of care for the first two episodes and 60-day episodes of care for any subsequent episodes). Payments are based on daily rates for each day a beneficiary is enrolled in the hospice benefit. Rates are set based on specific levels of care, are adjusted by a wage index to reflect health care labor costs across the country and are established annually through federal legislation. We make adjustments to Medicare revenue when we find we are unable to obtain appropriate billing documentation, authorizations or face to face documentation and other reasons unrelated to credit risk. The levels of care are routine care, general inpatient care, continuous home care and respite care. Beginning January 1, 2016, CMS has provided for two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, beginning January 1, 2016, Medicare is also reimbursing for a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse (“RN”) or medical social worker (“MSW”) for patients in a routine level of care.

We bill Medicare for hospice services on a monthly basis and our payments are subject to two fixed annual caps, which are assessed on a provider number basis. Generally, each hospice care center has its own provider number. However, where we have created branch care centers to help our parent care centers serve a geographic location, the parent and branch may have the same provider number. The annual caps per patient, known as hospice caps, are calculated and published by the Medicare fiscal intermediary on an annual basis and cover the twelve month period from November 1 through October 31. The caps can be subject to annual and retroactive adjustments, which can cause providers to be required to reimburse the Medicare program if such caps are exceeded.

The two caps are detailed below:

•

Inpatient Cap. When we provide hospice care on an inpatient basis, the payments that we are entitled to receive at the higher inpatient reimbursement rate are subject to a cap. This cap limits the number of days that are paid at the inpatient care rate (both respite and general) under a provider number to 20% of the total number of days of hospice care (both inpatient and in-home) that is furnished to all Medicare patients served by the provider. The daily Medicare payment rate for any inpatient days of service that exceed the cap is at the routine home care rate, and the provider is required to reimburse Medicare for any amounts it receives in excess of the cap; and

•

Overall Payment Cap. This cap is calculated by the Medicare fiscal intermediary at the end of each hospice cap period to determine the maximum allowable payments per provider number. We estimate our potential cap exposure using information available for both inpatient day limits as well as per beneficiary cap amounts. The total cap amount for each provider is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory amount that is indexed for inflation.

Our ability to stay within these limitations depends on a number of factors, each determined on a provider number basis, including the average length of stay and mix in level of care.

Hospice Non-Medicare

Non-Medicare payors pay at rates different from established Medicare rates for hospice services, which are based on separate, negotiated agreements. We bill and are paid by these non-Medicare payors based on such negotiated agreements.

Controls over Our Business System Infrastructure

We establish and maintain processes and controls over coding, clinical operations, billing, patient recertifications and compliance to help monitor and promote compliance with Medicare requirements.

•

Coding – Specified diagnosis codes are assigned to each of our patients based on their particular health condition and ailment (such as diabetes, coronary artery disease or congestive heart failure). Because coding regulations are complex and are subject to frequent change, we maintain controls surrounding our coding process. In order to reduce associated risk of coding failures, we provide coding training and annual update training to clinical assessment managers; provide coding training during orientation for new employees; provide monthly specialized coding education; obtain outside expert coding instruction; utilize coding software in our POC system; and have automated coding edits based on pre-defined compliance metrics in our POC system.

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

•

Patient Recertification – In order to be recertified for an additional episode of care, a patient must continue to meet qualifying criteria and have a continuing medical need. This could be caused by changes in the patient’s condition requiring changes to the patient’s medical regimen or modified care protocols within the episode of care. The patient’s progress towards goals is evaluated prior to recertification. As with the initial episode of care, a recertification requires orders from the patient’s physician. Before any employee recommends recertification to a physician, we conduct a care center level, multidisciplinary care team conference. We also monitor centralized automated compliance recertification metrics to identify, monitor, and, where we deem appropriate, audit care centers that have relatively high recertification levels.

•

Compliance – The quality and reputation of our personnel and operations are critical to our success. We develop, implement and maintain ethics, compliance and quality improvement programs as a component of the centralized corporate services provided to our home health and hospice care centers. Our ethics and compliance program includes a Code of Ethical Business Conduct for our employees, officers, directors and affiliates and a process for reporting regulatory or ethical concerns to our Chief Compliance Officer through a confidential hotline, which is augmented by exit interviews of departing employees and monthly interviews with randomly-selected, current employees. We promote a culture of compliance within our company through persistent messages from our senior leadership to our employees stressing the importance of strict compliance with legal requirements and company policies and procedures. We also employ a comprehensive compliance training program that includes mandatory compliance training and testing for all new employees upon hire and annually for all staff thereafter. In addition to our compliance training, we also conduct numerous proactive, compliance audits focusing on key risk areas, which are conducted by clinical auditors who work for our Compliance Department.

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

Licensure, Certificates of Need (CON) and Permits of Approval (POA)

Home health and hospice care centers operate under licenses granted by the health authorities of their respective states. Additionally, certain states, including a number in which we operate, carefully restrict new entrants into the market based on demographic and/or competitive changes. In such states, expansion by existing providers or entry into the market by new providers is permitted only where a given amount of unmet need exists, resulting either from population increases or a reduction in competing providers. These states ration the entry of new providers or services and the expansion of existing providers or services in their markets through a CON process, which is periodically evaluated. Currently, state health authorities in 17 states and the District of Columbia require a CON or, in the State of Arkansas, a POA, in order to establish and operate a home health care center, and state health authorities in 11 states and the District of Columbia require a CON to operate a hospice care center.

We operate home health care centers in the following CON states: Alabama, Arkansas (POA), Georgia, Kentucky, Maryland, Mississippi, New Jersey, New York, North Carolina, South Carolina, Tennessee and West Virginia, as well as the District of Columbia. We provide hospice related services in the following CON states: Alabama, Maryland, North Carolina, Tennessee and West Virginia.

In every state where required, our locations possess a license and/or CON or POA issued by the state health authority that determines the local service areas for the home health or hospice care center. In general, the process for opening a home health or hospice care center begins by a provider submitting an application for licensure and certification to the state and federal regulatory bodies, which is followed by a testing period of transmitting data from the applicant to CMS. Once this process is complete, the care center receives a provider agreement and corresponding number and can begin billing for services that it provides unless a CON or POA is required. For those states that require a CON or POA, the provider must also complete a separate application process before billing can commence and receive required approvals for capital expenditures exceeding amounts above prescribed thresholds.

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

Medicare Participation

Our care centers must comply with regulations promulgated by the United States Department of Health and Human Services in order to participate in the Medicare program and receive Medicare payments. Among other things, these regulations, known as “conditions of participation,” relate to the type of facility, its personnel and its standards of medical care, as well as its compliance with state and local laws and regulations. CMS has adopted alternative sanction enforcement options which allow CMS (i) effective as of July 1, 2013, to impose temporary management, direct plans of correction, or direct training, and (ii) effective as of July 1, 2014, to impose payment suspensions and civil monetary penalties in each case on providers out of compliance with the conditions of participation. CMS issued a proposed rule on October 9, 2014, revising the current home health conditions of participation. We provided public comments on the proposed changes, but we cannot predict the content or effective date of any final rule revising the home health conditions of participation. As of the date of this filing, the proposed rule has not been finalized.

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

ARRA’s numerous other changes to HIPAA have delayed effective dates and require the issuance of implementing regulations by HHS. The Health Information Technology for Economic and Clinical Health (“HITECH”) Act was enacted in conjunction with ARRA. On January 25, 2013, HHS issued final modifications to the HIPAA Privacy, Security, and Enforcement Rules mandated by the HITECH Act, which had been previously issued as a proposed rule on July 14, 2010. Among other things, these modifications make business associates of covered entities directly liable for compliance with certain HIPAA requirements, strengthen the limitations on the use and disclosure of protected health information without individual authorizations, and adopt the additional HITECH Act enhancements, including enforcement of noncompliance with HIPAA due to willful neglect. The changes to HIPAA enacted as part of ARRA reflect a Congressional intent that HIPAA’s privacy and security provisions be more strictly enforced. It is likely that these changes will stimulate increased enforcement activity and enhance the potential that health care providers will be subject to financial penalties for violations of HIPAA.

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

On February 12, 2016, CMS finalized the so-called “60-day rule,” which is the obligation of providers to report and return Medicare overpayments within 60 days of identifying the same. A provider who retains overpayments beyond 60 days may be liable under the False Claims Act. “Identification” is identified as when a person “has, or should have through the exercise of reasonable diligence,” identified and quantified the amount of an overpayment. Providers must report and return overpayments even if they did not cause the overpayment.

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

Patient Protection and Affordable Care Act

In March 2010, comprehensive health care reform legislation was signed into law in the United States through the passage of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively, “PPACA”). Even as of December 31, 2015, it is difficult to predict the full impact of PPACA due to the law’s complexity and phased in effective dates, as well as our inability to foresee how CMS and other participants in the health care industry will respond to the choices available to them under the law. PPACA calls for a number of changes to be made over time that will likely have a significant impact upon the health care delivery system. For example, PPACA mandates decreases in home health reimbursement rates, including a four-year phased rebasing of the home health payment system that began in 2014 and will continue through 2017. These reimbursement changes are described in detail in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations: Overview – Economic and Industry Factors.” PPACA has established a number of new requirements impacting our business operations, and promises to give rise to other changes that could significantly impact our businesses in the future. For example, PPACA also mandates the creation of a home health value-based purchasing program, the development of quality measures, and the testing of alternative payment and delivery models, including ACOs and the Bundled Payments for Care Improvement initiative. See Part I, Item 1A, “Risk Factors: Risks Related to Laws and Government Regulations” for a more complete discussion of PPACA and the risks it presents to our businesses.

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

Available Information

Our company website address is www.amedisys.com. We use our website as a channel of distribution for important company information. Important information, including press releases, analyst presentations and financial information regarding our company, is routinely posted on and accessible on the Investor Relations subpage of our website, which is accessible by clicking on the tab labeled “Investors” on our website home page. We also use our website to expedite public access to time-critical information regarding our company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information. Therefore, investors should look to the “Investors” subpage of our website for important and time-critical information. Visitors to our website can also register to receive automatic e-mail and other notifications alerting them when new information is made available on the “Investors” subpage of our website. In addition, we make available on the Investors subpage of our website (under the link “SEC Filings”), free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such reports with the SEC. Further, copies of our Certificate of Incorporation and Bylaws, our Code of Ethical Business Conduct, our Corporate Governance Guidelines and the charters for the Audit, Compensation, Nominating and Corporate Governance and Quality of Care Committees of our Board are also available on the Investors subpage of our website (under the link “Corporate Governance”). Reference to our website does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

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

Our net service revenue is primarily derived from Medicare, which accounted for 80%, 82% and 84% of our revenue during 2015, 2014 and 2013, respectively. Payments received from Medicare are subject to changes made through federal legislation. When such changes are implemented, we must also modify our internal billing processes and procedures accordingly, which can require significant time and expense. These changes, as further detailed in Part I, Item 1, “Business: Payment for Our Services,” can include changes to base episode payments and adjustments for home health services, changes to cap limits and per diem rates for hospice services and changes to Medicare eligibility and documentation requirements or changes designed to restrict utilization. Any such changes, including retroactive adjustments, adopted in the future by CMS could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

We could be affected adversely by the continuing efforts of governmental payors to contain health care costs. We cannot assure you that reimbursement payments under governmental payor programs, including Medicare supplemental insurance policies, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Any such changes could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Our hospice operations are subject to two annual Medicare caps. If such caps were to be exceeded by any of our hospice providers, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

With respect to our hospice operations, overall payments made by Medicare to each provider number (generally corresponding to a hospice care center) are subject to an inpatient cap amount and an overall payment cap, which are calculated and published by the Medicare fiscal intermediary on an annual basis covering the period from November 1 through October 31. If payments received by any one of our hospice provider numbers exceeds either of these caps, we may be required to reimburse the Medicare program for payments received in excess of the caps, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

In addition, sustained unfavorable economic conditions may affect the number of patients enrolled in managed care programs and the profitability of managed care companies, which could result in reduced payment rates and could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

On April 23, 2014, with no admissions of liability on our part, we entered into a settlement agreement with the U.S. Department of Justice relating to certain of our clinical and business operations. Concurrently with our entry into this agreement, we entered into a Corporate Integrity Agreement (“CIA”) with the Office of Inspector General-HHS (“OIG”). The CIA, which has a term of five years, formalizes various aspects of our already existing ethics and compliance programs and contains other requirements designed to help ensure our ongoing compliance with federal health care program requirements. Among other things, the CIA requires us to maintain our existing compliance program, executive compliance committee and compliance committee of the Board of Directors; provide certain compliance training; continue screening new and current employees to ensure they are eligible to participate in federal health care programs; engage an independent review organization (“IRO”) to perform certain auditing and reviews and prepare certain reports regarding our compliance with federal health care programs, our billing submissions to federal health care programs and our compliance and risk mitigation programs; and provide certain reports and management certifications to the OIG. Additionally, the CIA specifically requires that we report substantial overpayments that we discover we have received from the federal health care programs, as well as probable violations of federal health care laws. Upon breach of the CIA, we could become liable for payment of certain stipulated penalties, or could be excluded from participation in federal health care programs. Although we believe that we are currently in compliance with the CIA, any violations of the agreement could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Pending civil litigation could have a material adverse effect on the Company.

We and certain of our current and former directors, senior executives and other employees are defendants in a federal securities class action. We are also a defendant in several wage and hour law putative collective and class action lawsuits. See Part II, Item 8, Note 10 – Commitments and Contingencies for a more detailed description of these proceedings. These actions remain in preliminary stages and it is not yet possible to assess their probable outcome or our potential liability, if any. We cannot provide any assurances that the legal and other costs associated with the defense of these actions, the amount of time required to be spent by management on these matters and the ultimate outcome of these actions will not have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Our insurance may not cover all of the costs associated with defending the pending federal securities class action, and any potential liability costs associated with this matter, and we maintain no insurance that covers any portion of the pending wage and hour putative collective and class action lawsuits.

With respect to the pending securities class action, we may be obligated to indemnify (and advance legal expenses to) both current and former officers, employees and directors in connection with this matter. We maintain directors’ and officers’ liability insurance that we believe should cover a portion of the legal costs and potential liability costs associated with this matter. However, such insurance coverage does not extend to all of these expenditures, and the insurance limits may be insufficient even with respect to expenditures that would otherwise be covered. Furthermore, our insurance carriers may seek to deny coverage in this matter, in which case we may have to fund the indemnification amounts owed to such directors and officers ourselves. We do not maintain any insurance that will cover any part of the wage and hour putative collective and class action lawsuits in which we are defendants. If our insurance coverage is denied or is not adequate, it may have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

Additionally, we are subject to various routine and non-routine reviews, audits and investigations by the Medicare and Medicaid programs and other federal and state governmental agencies, which have various rights and remedies against us if they establish that we have overcharged the programs or failed to comply with program requirements. Violation of the laws governing our operations, or changes in interpretations of those laws, could result in the imposition of fines, civil or criminal penalties, and the termination of our rights to participate in federal and state-sponsored programs and/or the suspension or revocation of our licenses. If we become subject to material fines, or if other sanctions or other corrective actions are imposed on us, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

We face periodic and routine reviews, audits and investigations under our contracts with federal and state government agencies and private payors, and these audits could have adverse findings that may negatively impact our business.

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. We also are subject to audits under various government programs, including the RAC, ZPIC, PSC and MIC programs as well as in accordance with the requirements of our CIA, in which third party firms engaged by CMS or by the Company conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare program. Private pay sources also reserve the right to conduct audits. If billing errors are identified in the sample of reviewed claims, the billing error can be extrapolated to all claims filed which could result in a larger overpayment than originally identified in the sample of reviewed claims. Our costs to respond to and defend reviews, audits and investigations may be significant and could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Moreover, an adverse review, audit or investigation could result in:

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

Each of our care centers must comply with required conditions of participation in the Medicare program. If we fail to meet the conditions of participation at a care center, we may receive a notice of deficiency from the applicable state surveyor. If that care center then fails to institute an acceptable plan of correction to remediate the deficiency within the correction period provided by the state surveyor, that care center could be terminated from the Medicare program or subjected to alternative sanctions. CMS outlined its alternative sanction enforcement options for home health care centers through a regulation published in 2012; under the regulation, CMS may impose temporary management, direct a plan of correction, direct training or impose payment suspensions and civil monetary penalties, in each case, upon providers who fail to comply with the conditions of participation. Termination of one or more of our care centers from the Medicare program for failure to satisfy the program’s conditions of participation, or the imposition of alternative sanctions, could disrupt operations, require significant attention by management, or have a material adverse effect on our business and reputation and consolidated financial condition, results of operations and cash flows. CMS issued a proposed rule on October 9, 2014, revising the Medicare conditions of participation for home health care centers across the industry, with an unknown effective date. We provided public comments on the proposed changes, but do not know at this time what effect the finalized revisions will have on our operations, and there can be no assurances that the revisions will not have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

We are subject to federal and state laws that govern our financial relationships with physicians and other health care providers, including potential or current referral sources.

We are required to comply with federal and state laws, generally referred to as “anti-kickback laws,” that prohibit certain direct and indirect payments or other financial arrangements between health care providers that are designed to encourage the referral of patients to a particular provider for medical services. In addition to these anti-kickback laws, the Federal Government has enacted specific legislation, commonly known as the “Stark Law,” that prohibits certain financial relationships, specifically including ownership interests and compensation arrangements, between physicians (and the immediate family members of physicians) and providers of designated health services, such as home health care centers, to whom the physicians refer patients. Some of these same financial relationships are also subject to additional regulation by states. Although we believe we have structured our relationships with physicians and other potential referral sources to comply with these laws where applicable, we cannot assure you that courts or regulatory agencies will not interpret state and federal anti-kickback laws and/or the Stark Law and similar state laws regulating relationships between health care providers and physicians in ways that will adversely implicate our practices or that isolated instances of noncompliance will not occur. Violations of federal or state Stark or anti-kickback laws could lead to criminal or civil fines or other sanctions, including denials of government program reimbursement or even exclusion from participation in governmental health care programs, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

PPACA also calls for a number of other changes to be made over time that will likely have a significant impact upon the health care delivery system. For example, PPACA mandates creation of a home health value-based purchasing program, the development of quality measures, and decreases in home health reimbursement rates, including rebasing, as further described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations: Overview – Economic and Industry Factors.” In addition, PPACA requires the Secretary of Health and Human Services to test different models for delivery of care, some of which will involve home health services. It also requires the Secretary to establish a national pilot program for integrated care for patients with certain conditions, bundling payment for acute hospital care, physician services, outpatient hospital services (including emergency department services) and post-acute care services, which would include home health. PPACA created the Center for Medicare and Medicaid Innovation (“CMMI”), which has launched the Bundled Payments for Care Improvement initiative designed to encourage doctors, hospitals and other health care providers, including home health providers, to work together to better coordinate care for patients both when they are in the hospital and after they are discharged. In October 2011 CMS published final Medicare Shared Savings Program regulations, which use accountable care organizations (“ACOs”) to facilitate coordination and cooperation among providers to improve the quality of care for Medicare fee-for-service beneficiaries and reduce unnecessary costs. PPACA further directs the Secretary to conduct a study to evaluate cost and quality of care among efficient home health care centers and specifically focusing on access to care and treating Medicare beneficiaries with varying severity levels of illness, and provide a report to Congress no later than March 1, 2014, which report was issued in 2014 after the March 1 deadline. At this time, it is not possible to predict with any certainty how these initiatives will be implemented and what impact they may have on our business.

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

Risks Related to our Growth Strategies

Our growth strategy depends on our ability to acquire additional care centers and integrate and operate these care centers effectively. If our growth strategy is unsuccessful or we are not able to successfully integrate newly acquired care centers into our existing operations, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

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

Our industry is highly competitive, with few barriers to entry in certain states.

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

Providing quality patient care is the cornerstone of our business. We believe that hospitals, physicians and other referral sources refer patients to us in large part because of our reputation for delivering quality care. Clinical quality is becoming increasingly important within our industry. Effective October 2012, Medicare began to impose a financial penalty upon hospitals that have excessive rates of patient readmissions within 30 days from hospital discharge. We believe this new regulation provides a competitive advantage to home health providers who can differentiate themselves based upon quality, particularly by achieving low patient acute care hospitalization readmission rates and by implementing disease management programs designed to be responsive to the needs of patients served by referring hospitals. We are focused intently upon improving our patient outcomes, particularly our patient acute care hospitalization readmission rates. If we should fail to attain our goals regarding acute care hospitalization readmission rates and other quality metrics, we expect our ability to generate referrals would be adversely impacted, which could have a material adverse effect upon our business and consolidated financial condition, results of operations and cash flows.

Our business depends on our information systems. Our inability to effectively integrate, manage and keep our information systems secure and operational could disrupt our operations.

Our business depends on effective, secure and operational information systems which include software that was developed in-house and systems provided by external contractors and other service providers. We have developed and use a proprietary Windows™-based clinical software system with our POC system to collect assessment data, schedule and log patient visits, communicate with patients’ physicians regarding their plan of care and monitor treatments and outcomes in accordance with established medical standards. Our clinical software system integrates several of the key processes critical to our business: billing and collections functionality; accounting; human resources; payroll; and employee benefits programs provided by third parties. During 2015, we made the strategic decision to discontinue our proprietary operating system and transition to a leading home health and hospice platform. While we anticipate the completion of the rollout of this new platform to all of our care centers during 2016, we continue to operate on both systems as of the date of this filing. Problems with, or the failure of, our technology and systems or any system upgrades or programming changes associated with such technology and systems, including any problems we may experience with the implementation of the new clinical software system, could have a material adverse effect on data capture, medical documentation, billing, collections, assessment of internal controls and management and reporting capabilities. Any such problems or failures and the costs incurred in correcting any such problems or failures, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Further, to the extent our external information technology contractors or other service providers become insolvent or fail to support the software or systems we have licensed from them, our operations could be materially adversely affected.

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

We believe we have all the necessary licenses from third parties to use technology and software that we do not own. A third party could, however, allege that we are infringing its rights, which may deter our ability to obtain licenses on commercially reasonable terms from the third party, if at all, or cause the third party to commence litigation against us. In addition, we may find it necessary to initiate litigation to protect our trade secrets, to enforce our intellectual property rights and to determine the scope and validity of any proprietary rights of others. Any such litigation, or the failure to obtain any necessary licenses or other rights, could materially and adversely affect our business.

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

A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, or slower growth rates could result in the need to perform an impairment analysis under Accounting Standard Codification (“ASC”) Topic 350 “Intangibles – Goodwill and Other” in future periods in addition to our annual impairment test. If we were to conclude that a write down of goodwill is necessary, then we would record the appropriate charge, which could result in material charges that are adverse to our consolidated financial condition and results of operations. See Part II, Item 8, Note 5 – Goodwill and Other Intangible Assets, Net to our consolidated financial statements for additional information.

Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was approximately $261.7 million as of December 31, 2015 and if we make additional acquisitions, it is likely that we will record additional intangible assets in our consolidated financial statements. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets of $86.7 million as of December 31, 2015, which we review both on a periodic basis for indefinite lived intangible assets as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination that a significant impairment in value of our unamortized intangible assets or long-lived assets occurs, such determination could require us to write off a substantial portion of our assets. A write off of these assets could have a material adverse effect on our consolidated financial condition and results of operations.

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

The services we offer involve an inherent risk of professional liability and related substantial damage awards. As of March 4, 2016, we had approximately 16,100 employees (11,200 home health, 2,600 hospice, 1,500 personal care and 800 corporate employees). In addition, we employ direct care workers on a contractual basis to support our existing workforce. Due to the nature of our business, we, through our employees and caregivers who provide services on our behalf, may be the subject of medical malpractice claims. A court could find these individuals should be considered our agents, and, as a result, we could be held liable for their acts or omissions. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. While we maintain malpractice liability coverage that we believe is appropriate given the nature and breadth of our operations, any claims against us in excess of insurance limits, or multiple claims requiring us to pay deductibles could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

In addition, timing delays in billings and collections may cause working capital shortages. Working capital management, including prompt and diligent billing and collection, is an important factor in achieving our financial results and maintaining liquidity. It is possible that documentation support, system problems, Medicare or other provider issues or industry trends may extend our collection period, which may materially adversely affect our working capital, and our working capital management procedures may not successfully mitigate this risk.

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

As of December 31, 2015, we had total outstanding indebtedness of approximately $100.0 million, comprised mainly of indebtedness incurred in connection with our April 23, 2014 settlement agreement with the U.S. Department of Justice relating to certain of our clinical and business operations. Our level of indebtedness could have a material adverse effect on our business and consolidated financial position, results of operations and cash flows and impair our ability to fulfill other obligations in several ways, including:

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

The activities of short sellers could reduce the price or prevent increases in the price of our common stock. “Short sale” is defined as the sale of stock by an investor that the investor does not own. Typically, investors who sell short believe the price of the stock will fall, and anticipate selling shares at a higher price than the purchase price at which they will buy the stock. As of December 31, 2015, investors held a short position of approximately 1.2 million shares of our common stock which represented 3.7% of our outstanding common stock. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline.

Sales of substantial amounts of our common stock or the availability of those shares for future sale, could materially impact our stock price and limit our ability to raise capital.

The following table presents information about our outstanding common and preferred stock and our outstanding securities exercisable for or convertible into shares of common stock:

As of December 31, 2015
Common stock outstanding	33,607,282
Preferred stock outstanding	—
Common stock available under 2008 Omnibus Incentive Compensation Plan	1,274,934
Stock options outstanding	838,494
Stock options exercisable	62,500
Non-vested stock outstanding	500,888
Non-vested stock units outstanding	498,929

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

None.

ITEM 2. PROPERTIES

Our executive office is located in Nashville, Tennessee in a leased property consisting of approximately 15,825 square feet; our corporate headquarters is located in Baton Rouge, Louisiana in a leased property consisting of approximately 110,000 square feet. We believe we have adequate space to accommodate our corporate staff located in these locations for the foreseeable future.

In addition to our executive office and corporate headquarters, we also lease facilities for our home health and hospice care centers. Generally, these leases have an initial term of five years with a three year early termination option, but range from one to seven years. Most of these leases also contain an option to extend the lease period. The following table shows the location of our 329 Medicare-certified home health care centers and 79 hospice care centers at December 31, 2015:

State	Home Health	Hospice	State	Home Health	Hospice
Alabama	30	7	New Jersey	2	1
Arkansas	5	—	New York	4	—
Arizona	3	—	New Hampshire	2	2
California	4	—	North Carolina	8	6
Connecticut	4	1	Ohio	—	1
Delaware	2	—	Oklahoma	6	—
Florida	28	—	Oregon	4	1
Georgia	62	6	Pennsylvania	7	6
Illinois	3	—	Rhode Island	1	2
Indiana	5	1	South Carolina	19	7
Kansas	1	1	Tennessee	43	11
Kentucky	17	—	Texas	—	1
Louisiana	11	4	Virginia	14	1
Massachusetts	5	8	West Virginia	11	6
Maine	2	4	Wisconsin	1	—
Maryland	8	2	Washington, D.C.	1	—

Mississippi	10	—	Total	329	79

Missouri	6	—

ITEM 3.	LEGAL PROCEEDINGS

See Part II, Item 8, Note 10 – Commitments and Contingencies for information concerning our legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock trades on the NASDAQ under the trading symbol “AMED.” The following table presents the range of high and low sales prices for our common stock for the periods indicated as reported on NASDAQ:

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2015:
First Quarter	$31.27	$25.83
Second Quarter	43.61	24.81
Third Quarter	48.34	36.11
Fourth Quarter	45.00	34.72

Year Ended December 31, 2014:
First Quarter	$17.61	$13.85
Second Quarter	18.20	12.86
Third Quarter	22.58	15.31
Fourth Quarter	30.48	19.03

As of March 4, 2016, there were approximately 521 holders of record of our common stock.

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

Purchases of Equity Securities

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended December 31, 2015:

Period	(a) Total Number of Share (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
October 1, 2015 to October 31, 2015	—		$—	—	$—
November 1, 2015 to November 30, 2015	2,474		39.58	—	—
December 1, 2015 to December 31, 2015	6,360		40.61	116,859	70,418,957

	8,834	(1)	$40.32	116,859	$70,418,957

(1)	Includes shares of common stock surrendered to us by certain employees to satisfy tax withholding obligations in connection with the vesting of stock previously awarded to such employees under our 2008 Omnibus Incentive Compensation Plan.

Stock Performance Graph

The Performance Graph below compares the cumulative total stockholder return on our common stock, $0.001 par value per share, for the five-year period ended December 31, 2015, with the cumulative total return on the NASDAQ composite index and an industry peer group over the same period (assuming the investment of $100 in our common stock, the NASDAQ composite index and the industry peer group) on December 31, 2010 and the reinvestment of dividends. The peer group we selected is comprised of: LHC Group, Inc. (“LHCG”) and Almost Family, Inc. (“AFAM”). The cumulative total stockholder return on the following graph is historical and is not necessarily indicative of future stock price performance. No cash dividends have been paid on our common stock.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Amedisys, Inc.	$100.00	$32.57	$33.75	$43.67	$87.61	$117.37
NASDAQ Composite	$100.00	$100.53	$116.92	$166.19	$188.78	$199.95
Peer Group	$100.00	$42.92	$65.93	$84.73	$95.67	$134.79

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

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below is derived from our audited consolidated financial statements for the five-year period ended December 31, 2015, based on our continuing operations. The financial data for the years ended December 31, 2015, 2014 and 2013 should be read together with our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data” and the information included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

	2015 (1)	2014 (2)	2013 (3)	2012 (4)	2011 (5)
	(Amounts in thousands, except per share data)
Income Statement Data:
Net service revenue	$1,280,541	$1,204,554	$1,249,344	$1,440,836	$1,418,464
Operating (loss) income from continuing operations	$(9,166)	$24,047	$(154,971)	$(108,855)	$(469,190)
Net (loss) income from continuing operations attributable to Amedisys, Inc.	$(3,021)	$12,992	$(93,105)	$(80,262)	$(374,430)
Net (loss) income from continuing operations attributable to Amedisys, Inc. per basic share	$(0.09)	$0.40	$(2.98)	$(2.68)	$(13.05)
Net (loss) income from continuing operations attributable to Amedisys, Inc. per diluted share	$(0.09)	$0.40	$(2.98)	$(2.68)	$(13.05)

(1)

During 2015, we recorded non-cash charges to write off the software costs incurred related to the development of AMS3 Home Health and Hospice in the amount of $75.2 million ($45.5 million, net of tax) and to reduce the carrying value of our corporate headquarters in the amount of $2.1 million ($1.2 million, net of tax).

(2)

During 2014, we recorded charges for relators’ fees and exit and restructuring activity in the amount of $13.9 million ($8.5 million, net of tax) and recognized non-cash other intangibles impairment charges of $3.1 million ($2.0 million, net of tax).

(3)

During 2013, we recorded a charge for the accrual for the U.S. Department of Justice settlement, which amounted to $150.0 million ($93.9 million, net of tax) and recognized non-cash goodwill and other intangibles impairment charges of $9.5 million ($5.8 million, net of tax).

(4)

During 2012, we recorded a $162.1 million ($110.2 million, net of tax and non-controlling interests) charge for the impairment of goodwill and other intangibles and incurred certain costs associated with our exit activities in the amount of $2.7 million ($1.6 million, net of tax).

(5)

During 2011, we recorded a $579.9 million ($438.4 million, net of tax) charge for the impairment of goodwill and other intangibles and incurred certain costs associated with our exit activities in the amount of $6.6 million ($4.0 million, net of tax).

	2015	2014	2013	2012	2011
	(Amounts in thousands)
Balance Sheet Data:
Total assets	$685,085	$669,742	$726,406	$730,595	$858,285
Total debt, including current portion	$100,000	$116,372	$46,904	$102,711	$145,439
Total Amedisys, Inc. stockholders’ equity	$409,568	$397,167	$372,201	$452,340	$518,868
Cash dividends declared per common share	$—	$—	$—	$—	$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for 2015, 2014 and 2013. This discussion should be read in conjunction with our audited financial statements included in Item 8, “Financial Statements and Supplementary Data” and Part I, Item 1, “Business” of this Annual Report on Form 10-K. The following analysis contains forward-looking statements about our future revenues, operating results and expectations. See “Special Caution Concerning Forward-Looking Statements” for a discussion of the risks, assumptions and uncertainties affecting these statements as well as Part I, Item 1A, “Risk Factors.”

Overview

We are a provider of high-quality, low-cost home health services to the chronic, co-morbid, aging American population, with approximately 80%, 82% and 84% of our revenue derived from Medicare for 2015, 2014 and 2013, respectively.

Our operations involve servicing patients through our two reportable business segments: home health and hospice. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. As of December 31, 2015, we owned and operated 329 Medicare-certified home health care centers and 79 Medicare-certified hospice care centers in 34 states within the United States and the District of Columbia, including 15 home health care centers acquired from Infinity HomeCare on December 31, 2015, which are not included in our operating results.

2015 Developments

•	Discontinued AMS3, our third generation, proprietary operating system and transitioned to Homecare Homebase (“HCHB”), a leading platform for home health and hospice companies.

•

Entered into new Credit Agreement that provides for senior secured facilities in an initial aggregate principal amount of up to $300 million and terminated each of our Prior Credit Agreement and Second Lien Credit Agreement.

•	Operationalized the transition to the 10th revision of the International Classification of Diseases (“ICD-10”)

•	Closed the acquisition of Infinity HomeCare on December 31, 2015 (Infinity HomeCare is not included in our operating results).

2016 Outlook

•	Continue the rollout of HCHB with anticipated completion date in the second half of 2016.

•	Renew focus on potential acquisitions.

•	1.4% reduction in Medicare reimbursement payments for home health industry.

•	1.1% increase in Medicare reimbursement payments for hospice industry.

•	Transition to new hospice payment methodology

Financial Performance

The year ended December 31, 2015 continued our significant operational improvement that began during 2014. Our improvement began with the closure and/or consolidation of care centers that had a material, negative impact on our operating results. The reduction in the number of operating care centers enabled us to restructure our regional and corporate support functions. Additionally, we have seen improvement in the remaining care centers in both of our operating segments with a return to home health same store Medicare admissions growth and a significant increase in hospice admissions and average daily census.

Our home health care centers have experienced same store Medicare revenue and admissions growth. The home health segment has seen a significant increase in non-Medicare revenue, an increase in revenue per episode while maintaining a relatively flat cost per visit and reductions in operating expenses which have helped deliver a $29 million improvement in our operating results over the year ended December 31, 2014 (see “Results of Operations”).

Our hospice segment has shown consistent growth in admissions and average daily census combined with strong cost controls, all of which have helped deliver a $13 million improvement in our operating results over the year ended December 31, 2014 (see “Results of Operations”).

Owned and Operated Care Centers

	Home Health	Hospice
At December 31, 2012	435	97
Acquisitions/Startups	2	1
Closed/Consolidated	(70)	(6)

At December 31, 2013	367	92
Closed/Consolidated/Sold	(51)	(12)

At December 31, 2014	316	80
Acquisitions (1)	15	1
Closed/Consolidated/Sold	(2)	(2)

At December 31, 2015	329	79

(1)	The 15 home health care centers acquired from Infinity HomeCare on December 31, 2015 are not included in our operating results.

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

Economic and Industry Factors

Home health and hospice services are a highly fragmented, highly competitive industry. The degree of competiveness varies depending upon whether our care centers operate in states that require a certificate of need (CON) or permit of approval (POA). In such states, expansion by existing providers or entry into the market by new providers is permitted only where determination is made by state health authorities that a given amount of unmet need exists. Currently, 67% and 40% of our home health and hospice care centers, respectively operate in CON/POA states.

As the Federal government continues to debate a reduction in expenditures and a reform of the Medicare system, our industry continues to face reimbursement pressures. Specifically, the industry has been impacted by a 2% sequestration payment reduction beginning April 1, 2013. In addition to the sequestration cut, the Centers for

Medicare and Medicaid Services (“CMS”) instituted a rebasing cut of approximately $81 (2.7%) per year for 2014 – 2017; however, we do expect some offset from a market basket updated in each of these years. The following payment adjustments are effective for the years indicated based on CMS’s final rules relative to Medicare reimbursement:

	Home Health(1)			Hospice
	2016	2015	2014	2016(2)	2015	2014
Market Basket Update	2.3%	2.6%	2.3%	2.4%	2.9%	2.5%
Rebasing	(2.4)	(2.8)	(2.7)	—	—	—
ICD-9 Coding Change	—	—	(0.6)	—	—	—
50/50 Blend of Wage Index	—	—	—	0.2	—	—
Nominal Case Mix Adjustment	(0.9)	—	—	—	—	—
PPACA Adjustment	—	—	—	(0.3)	(0.3)	(0.3)
Budget Neutrality Adjustment Factor	—	0.4	—	(0.7)	(0.7)	(0.7)
Productivity Adjustment	(0.4)	(0.5)	—	(0.5)	(0.5)	(0.5)

	(1.4)%	(0.3)%	(1.0)%	1.1%	1.4%	1.0%

(1)	Our impact could differ depending on differences in the wage index and coding changes.
(2)	Effective for services provided from October 1, 2015 to September 30, 2016.

As part of the 2016 final rule issued in October 2015, CMS finalized their proposal to implement a Home Health Value-Based Purchasing model in nine states that seeks to test whether incentives for better care can improve outcomes in the delivery of home health services. Financial impacts from this change, either positive or negative, would begin January 1, 2018, applied to that calendar year based on 2015 performance data. Currently, care centers operating in the states included in the proposed model account for approximately 26% of our home health Medicare revenue.

Governmental Inquiries and Investigations and Other Litigation

September 2010 Civil Investigative Demand Issued by the U.S. Department of Justice

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

In connection with the settlement agreement, on April 23, 2014, we entered into a corporate integrity agreement (“CIA”) with the Office of Inspector General-HHS (“OIG”). The CIA formalizes various aspects of our already existing ethics and compliance programs and contains other requirements designed to help ensure our ongoing compliance with federal health care program requirements. Among other things, the CIA requires us to maintain our existing compliance program, executive compliance committee and compliance committee of the Board of Directors; provide certain compliance training; continue screening new and current employees to ensure they are eligible to participate in federal health care programs; engage an independent review organization to perform certain auditing and reviews and prepare certain reports regarding our compliance with federal health care programs, our billing submissions to federal health care programs and our compliance and risk mitigation programs; and provide certain reports and management certifications to the OIG. Additionally, the CIA specifically requires that we report substantial overpayments that we discover we have received from federal health care programs, as well as probable violations of federal health care laws. Upon breach of the CIA, we could become liable for payment of certain stipulated penalties, or could be excluded from participation in federal health care programs. The CIA has a term of five years. We expect the CIA to impact operating expenses by approximately $1 to $2 million annually.

May 2015 Subpoena Duces Tecum Issued by the U.S. Department of Justice

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

November 2015 Civil Investigative Demand Issued by the U.S. Department of Justice

On November 3, 2015, we received a CID issued by the U.S. Department of Justice pursuant to the federal False Claims Act relating to claims submitted to Medicare and/or Medicaid for hospice services provided through designated facilities in the Morgantown, West Virginia area.

See Item 8, Note 10 – Commitments and Contingencies to our consolidated financial statements for additional information regarding our April 2014 CIA, the May 2015 Subpoena issued by the U.S. Department of Justice, the November 2015 CID issued by the U.S. Department of Justice and for a discussion of and updates regarding class action litigation we are involved in. No assurances can be given as to the timing or outcome of these items.

Results of Operations

Consolidated

The following table summarizes our results from continuing operations (amounts in millions):

	For the Years Ended December 31,
	2015	2014	2013
Net service revenue	$1,280.5	$1,204.5	$1,249.3
Gross margin, excluding depreciation and amortization	554.6	513.4	531.3
% of revenue	43.3%	42.6%	42.5%
Other operating expenses	486.5	486.3	526.8
% of revenue	38.0%	40.4%	42.2%
U.S. Department of Justice settlement	—	—	150.0
Asset impairment charge	77.3	3.1	9.5

Operating (loss) income	(9.2)	24.0	(155.0)

Total other income (expense), net	8.9	(3.1)	1.5
Income tax (expense) benefit	(2.0)	(7.7)	58.8
Effective income tax rate	650.6%	36.6%	(38.3%)

(Loss) income from continuing operations	(2.3)	13.3	(94.7)

Net loss from discontinued operations	—	(0.2)	(3.1)
Net (income) loss attributable to noncontrolling interests	(0.7)	(0.3)	1.6

Net (loss) income attributable to Amedisys, Inc.	$(3.0)	$12.8	$(96.2)

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Our 2015 results were impacted by a $75 million non-cash charge to write off the software costs incurred related to the development of AMS3 Home Health and Hospice and a $2 million non-cash charge to reduce the carrying value of our corporate headquarters.

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

	For the Year Ended December 31, 2014
	Home Health	Hospice	Corporate	Total
Severance(a)	$2.0	$0.1	$—	$2.1
Restructuring severance	2.1	0.6	3.0	5.7
Lease terminations	1.9	0.2	—	2.1
Other intangibles impairment	1.6	1.5	—	3.1

Exit and restructuring activities cost	7.6	2.4	3.0	13.0
U.S. Department of Justice Settlement/Relator Fees	—	—	3.9	3.9

Total	$7.6	$2.4	$6.9	$16.9

(a)	Includes $0.8 million and $0.1 million for severance included in cost of service for home health and hospice, respectively.

Our operating results have been impacted by the sale, closure and consolidation of numerous care centers as mentioned above. Accordingly, our results for the year ended December 31, 2015 are not fully comparable to the year ended December 31, 2014.

Our operating income, excluding the $77 million asset impairment charges in 2015 and the $17 million in costs incurred in 2014 noted above, increased $27 million as our home health operating income increased $29 million, our hospice operating income increased $13 million and our corporate operating expense increased $15 million. The primary drivers of our improvement in performance were the closure/consolidation of care centers that had a negative operating contribution, an increase in our revenue per episode, an increase in non-Medicare revenue, growth in hospice census and a reduction in operating expenses. The increase in corporate operating expenses is primarily due to the $6 million Wage and Hour Litigation settlement accrual and HCHB maintenance and hosting and implementation costs of $8 million. The increase in HCHB maintenance and hosting is offset by a $4 million decrease in depreciation and amortization as we move from our proprietary software to HCHB.

Total other income (expense), net decreased $1 million from prior year after considering the impact of the following items (amounts in millions):

	For the Years Ended December 31,
	2015	2014
Legal settlements	$7.4	$1.1
Equity in earnings from equity method investment	6.7	—
Life insurance proceeds	1.0	—
Debt refinance costs	(3.2)	(0.5)
Gain (loss) on disposal of property and equipment or sale of care centers	0.2	0.7

	$12.1	$1.3

The difference in income tax expense in 2015 and 2014 is driven primarily by the decrease in income before income taxes. Additionally, the effective tax rate for the year ended December 31, 2015 does not provide a meaningful comparison to other periods. The effective tax rate for the year is influenced by the relationship of the amount of “effective tax rate drivers” (i.e. non-deductible expenses, non-taxable income, tax credits, valuation allowance, uncertain tax positions, etc.) to (loss) income before income taxes. A significant asset impairment was recorded during the three-month period ended March 31, 2015, resulting in a scenario where the company’s (loss) income before income taxes for 2015 was near zero. Consequently, for 2015, the relationship between the “effective tax rate drivers” and (loss) income before income taxes is distorted.

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

Our 2013 results were impacted by an accrual of $150 million and recognition of a deferred tax benefit of $56 million for the settlement to resolve both the U.S. Department of Justice investigation and the Stark Law Self-Referral Matter. In addition, we recorded asset impairment charges of $9 million related to other intangibles during 2013.

Our operating income, excluding the $17 million in costs incurred in 2014 noted above and the U.S. Department of Justice settlement and the asset impairment charge in 2013, increased $36 million as our home health operating income increased $27 million, our hospice operating income increased $5 million and corporate expenses decreased $4 million. Additionally, the first quarter of 2013 was not impacted by sequestration as it was not in effect until April 1, 2013. The estimated impact of sequestration was $21 million for 2014 compared to $18 million in 2013.

Income tax expense for 2014 and 2013 includes a favorable adjustment of $2 million related to various tax credits for state employment and training and state and federal research development.

Home Health Division

The following table summarizes our home health segment results from continuing operations:

	For the Years Ended December 31,
	2015	2014	2013
Financial Information (in millions):
Medicare	$761.4	$751.5	$803.8
Non-Medicare	243.7	205.4	183.9

Net service revenue	1,005.1	956.9	987.7
Cost of service	584.2	559.4	578.9

Gross margin	420.9	397.5	408.8
Other operating expenses	280.6	294.4	333.8

Operating income	$140.3	$103.1	$75.0

Key Statistical Data:
Medicare:
Same Store Volume (1):
Revenue	3%	1%	(10%)
Admissions	3%	0%	0%
Recertifications	(1%)	1%	(18%)
Total (2):
Admissions	178,226	177,243	190,507
Recertifications	99,762	102,263	107,908
Completed episodes	269,227	272,864	292,984
Visits	4,797,734	4,794,609	5,177,976
Average revenue per episode (3)	$2,825	$2,768	$2,758
Visits per completed episode (4)	17.5	17.3	17.5
Non-Medicare:
Same Store Volume (1):
Revenue	21%	19%	(20%)
Admissions	18%	17%	(13%)
Recertifications	14%	13%	(24%)
Total (2):
Admissions	96,934	83,940	76,669
Recertifications	35,870	32,074	30,304
Visits	1,954,543	1,651,745	1,531,781
Total (2):
Cost per Visit	$86.52	$86.77	$86.27
Visits	6,752,277	6,446,354	6,709,757

(1)

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

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Overall, our operating income excluding the $8 million in exit activity costs in 2014, increased $29 million on a $22 million increase in gross margin and a $7 million decline in other operating expenses. 2014 results included revenue of $16 million and operating losses of $5 million for those care centers that were closed, consolidated or sold.

Net Service Revenue

Our Medicare revenue increase of approximately $10 million consisted of a $16 million increase due to higher revenue per episode offset by $6 million due to lower volumes. The decrease in volumes is primarily due to the sale, closure and consolidation of 51 care centers since December 31, 2013, as we experienced a 3% increase in same store admissions in 2015. Net service revenue includes a reduction of $1 million for the estimated impact of the 2016 rate change. The impact for 2016 is estimated to be approximately $14 million.

Our non-Medicare revenue increased $38 million as we have focused on contracted payors with significant concentrations in our markets and those that add incremental margin to our operations.

As mentioned above, we have closed numerous care centers since December 31, 2013. Accordingly, our results are not fully comparable to prior year. The following table summarizes our net service revenue for our operating care centers and those care centers that were closed, consolidated or sold.

	For the Years Ended December 31,
	2015	2014	2013
Revenue (in millions):
Operating care centers	$1,005.1	$941.2	$895.6
Closed/Consolidated/Sold care centers	—	15.7	92.1

Net service revenue	1,005.1	956.9	987.7

Cost of Service, Excluding Depreciation and Amortization

Our cost of service, excluding the $1 million in exit activity costs in 2014, increased $26 million primarily as a result of a 5% increase in visits. Our cost per visit remained relatively flat.

Other Operating Expenses

Other operating expenses, excluding the $7 million in exit activity costs in 2014, decreased $7 million due to decreases in other care center related expenses as a result of our closure and consolidation strategy and the reduction in divisional leadership; the majority of the reductions were in salaries and benefits and rent expense, offset by $5 million increase in legal expense related to the self-disclosure matter. In addition, our provision for doubtful accounts decreased $3 million and our depreciation and amortization expense decreased $4 million compared to 2014.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Overall, our operating income, excluding the $8 million in exit activity costs in 2014 and the $8 million asset impairment charge in 2013, increased $27 million on an $11 million decline in gross margin offset by a $38 million decline in other operating expenses.

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

Cost of Service, Excluding Depreciation and Amortization

Our cost of service, excluding the $1 million in exit activity costs in 2014, decreased $20 million primarily as a result of our decrease in Medicare volumes which was offset by an 8% increase in non-Medicare visits as our cost per visit remained relatively flat.

Other Operating Expenses

Other operating expenses, excluding the $7 million in exit activity costs in 2014 and the $8 million asset impairment charge in 2013, decreased $38 million due to a $43 million decrease in other care center related expenses as a result of our closure and consolidation strategy and the reduction in divisional leadership; the majority of the reductions were in salaries and benefits, rent expense and travel costs offset by a $5 million increase in our provision for doubtful accounts due to the increase in non-Medicare revenue.

Hospice Division

The following table summarizes our hospice segment results from continuing operations:

	For the Years Ended December 31,
	2015	2014	2013
Financial Information (in millions):
Medicare	$258.5	$232.6	$246.4
Non-Medicare	16.9	15.0	15.2

Net service revenue	275.4	247.6	261.6
Cost of service	141.7	131.7	139.1

Gross margin	133.7	115.9	122.5
Other operating expenses	66.0	63.4	73.5

Operating income	$67.7	$52.5	$49.0

Key Statistical Data:
Same Store Volume (1):
Medicare revenue	13%	(2%)	(9%)
Non-Medicare revenue	18%	6%	(3%)
Hospice admits	16%	(3%)	(3%)
Average daily census	12%	(4%)	(8%)
Total (2):
Hospice admits	19,205	17,081	18,335
Average daily census	5,105	4,632	4,987
Revenue per day	$147.78	$146.51	$143.77
Cost of service per day	$76.06	$77.93	$76.45
Discharge average length of stay	92	100	100

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

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Overall, our operating income, excluding the $2 million in exit activity costs in 2014, increased $13 million on an $18 million increase in gross margin offset by a $5 million increase in other operating expenses.

Net Service Revenue

Our hospice revenue increased $28 million, primarily as the result of an increase in our average daily census as a result of a 16% increase in hospice admissions. We benefitted from a 1.4% hospice rate increase effective October 1, 2014. The base rate for hospice services provided from October 1, 2015 to September 30, 2016 will increase 1.1% as a result of the final rule issued by CMS in August 2015.

As mentioned above, we have closed numerous care centers since December 31, 2013. Accordingly, our results are not fully comparable to prior year. The following table summarizes our net service revenue for our operating care centers and those care centers that were closed, consolidated or sold.

	For the Years Ended December 31,
	2015	2014	2013
Revenue (in millions):
Operating care centers	$275.4	$243.4	$243.7
Closed/Consolidated/Sold care centers	—	4.2	17.9

Net service revenue	275.4	247.6	261.6

Cost of Service, Excluding Depreciation and Amortization

Our hospice cost of service increased $10 million as the result of a 10% increase in average daily census offset by a decrease in cost of service per day. We experienced significant improvement in pharmacy and DME cost per day during 2015.

Other Operating Expenses

Other operating expenses, excluding the $2 million in exit activity costs in 2014, increased $5 million due to increases in other care center related expenses, primarily salaries and benefits expense and travel costs.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Overall, our operating income, excluding the $2 million in exit activity costs in 2014 and the $1 million impairment charge in 2013, increased $5 million on a $14 million decline in revenue, an $8 million decline in cost of service and an $11 million decline in other operating expenses.

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

Other Operating Expenses

Other operating expenses, excluding the $2 million in exit activity costs in 2014 and the $1 million impairment charge in 2013, decreased $11 million due to a $7 million decrease in other care center related expenses due to our care center closure and consolidation strategy and a $4 million decrease in our provision for doubtful accounts.

Corporate

The following table summarizes our corporate results from continuing operations:

	For the Years Ended December 31,
	2015	2014	2013
Financial Information (in millions):
Other operating expenses	$126.5	$114.4	$104.5
Depreciation and amortization	13.4	17.2	24.5

Total before impairment and U.S. Department of Justice settlement (1)	$139.9	$131.6	$129.0

(1)

Total of $217.2 million on a GAAP basis for the year ended December 31, 2015 (including $77.3 million asset impairment charge). Total of $279.0 million on a GAAP basis for the year ended December 31, 2013 (including $150.0 U.S. Department of Justice settlement).

Corporate expenses consist of cost relating to our executive management and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Excluding the $77 million asset impairment charge in 2015 and the $7 million in exit and restructuring activities costs and relator fees associated with our U.S. Department of Justice settlement agreement during 2014, corporate other operating expenses increased $15 million which is inclusive of the $6 million Wage and Hour Litigation settlement accrual, $4 million in HCHB maintenance and hosting costs, $4 million related to HCHB implementation and $2 million in severance costs.

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

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Years Ended December 31,
	2015	2014	2013
Cash provided by (used in) operating activities	$107.8	$(65.5)	$102.3
Cash used in investing activities	(67.4)	(14.3)	(46.5)
Cash (used in) provided by financing activities	(20.9)	70.5	(53.0)

Net increase (decrease) in cash and cash equivalents	19.5	(9.3)	2.8
Cash and cash equivalents at beginning of period	8.0	17.3	14.5

Cash and cash equivalents at end of period	$27.5	$8.0	$17.3

Cash provided by operating activities increased $173.3 million during 2015 compared to 2014 primarily due to an increase in our operating performance as compared to 2014 and the payment of $150.0 million in 2014 under our settlement agreement with the U.S. Department of Justice. For additional information regarding our operating performance, see “Results of Operations”. The recognition of the asset impairment charge of $77.3 million, which resulted in the net loss for 2015 is a non-cash item and therefore has no impact on our cash flow from operations. Cash used in operating activities increased $167.8 million during 2014 compared to 2013 primarily due to the payment of the U.S. Department of Justice Settlement. Adjusting for the $152.3 million settlement and interest payment, we generated $86.8 million in cash from operating activities during 2014.

Cash used in investing activities increased $53.1 million during 2015 compared to 2014 primarily due to our acquisition activity ($69.1 million) and an increase in capital expenditures ($9.4 million), offset by proceeds from the sale of property and equipment ($20.0 million) and investments ($5.0 million). Cash used in investing activities decreased $32.2 million during 2014 compared to 2013 primarily due to a decrease in capital expenditures of $29.7 million, primarily related to AMS3 development, and a $3.7 million decrease in the purchase of investments.

Cash used in financing activities increased $91.4 million during 2015 compared to 2014 primarily due to an increase in our principal payments of long-term obligations, net of borrowings. We decreased our outstanding long-term obligations, net of borrowings by $16.4 million from December 31, 2014. Cash provided by financing activities increased $123.5 million during 2014 compared to 2013 primarily due to an increase in our borrowings on our revolving line of credit and our Second Lien Loan. We increased our outstanding long-term obligations, net of repayments by $71.1 million from December 31, 2013, primarily to fund the U.S. Department of Justice settlement payment.

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness.

During 2015, we spent $9.3 million in routine capital expenditures compared to $7.0 million and $6.5 million during 2014 and 2013, respectively. Routine capital expenditures primarily include equipment and computer software and hardware. In addition, we spent $12.1 million in non-routine capital expenditures related to software licenses and interfaces compared to $5.0 million and $35.2 million during 2014 and 2013, respectively, related to enhancements to our point of care software. Our routine and non-routine capital expenditures for 2016 are expected to be approximately $9.1 million and $13.3 million, respectively.

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

On August 28, 2015, we entered into a Credit Agreement that provides for senior secured facilities in an initial aggregate principal amount of up to $300 million comprised of (a) a term loan facility in an initial aggregate principal amount of $100 million and (b) a revolving credit facility in an initial aggregate principal amount of up to $200 million. The net proceeds of the term loan and existing cash on hand were used to pay off (i) our existing term loan under our prior Credit Agreement dated as of October 22, 2012, as amended with a principal balance of $27 million and (ii) our existing term loan under our prior Second Lien Credit Agreement dated July 28, 2014, with a principal balance of $70 million.

As of December 31, 2015, we had $27.5 million in cash and cash equivalents and $179.0 million in availability under our $200.0 million Revolving Credit Facility. Based on our operating forecasts and our new debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements.

Outstanding Patient Accounts Receivable

Our patient accounts receivable, net increased $25.7 million from December 31, 2014 to December 31, 2015. Our cash collection as a percentage of revenue was 100% and 103% for December 31, 2015 and 2014, respectively. Our days revenue outstanding, net at December 31, 2015 was 31.9 days which is an increase of 2.5 days from December 31, 2014. Our days revenue outstanding, net at December 31, 2015 does not include Infinity HomeCare.

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

	For the Years Ended December 31,
	2015	2014
Provision for estimated revenue adjustments (1)	$6.1	$5.1
Provision for doubtful accounts (2)	14.1	16.4

Total	$20.2	$21.5

As a percent of revenue	1.6%	1.8%

(1)	Includes $0.1 million from discontinued operations for the year ended December 31, 2014.

(2)	Includes $0.1 million from discontinued operations for the year ended December 31, 2014.

The following schedules detail our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding, net):

	0-90	91-180	181-365	Over 365	Total
At December 31, 2015:
Medicare patient accounts receivable, net (1)	$73.5	$7.0	$(0.4)	$—	$80.1

Other patient accounts receivable:
Medicaid	12.4	1.7	0.9	—	15.0
Private	31.2	8.1	5.1	2.0	46.4

Total	$43.6	$9.8	$6.0	$2.0	$61.4

Allowance for doubtful accounts (2)					(16.5)

Non-Medicare patient accounts receivable, net					$44.9

Total patient accounts receivable, net					$125.0

Days revenue outstanding, net (3)					31.9

	0-90	91-180	181-365	Over 365	Total
At December 31, 2014:
Medicare patient accounts receivable, net (1)	$62.1	$6.3	$—	$—	$68.4

Other patient accounts receivable:
Medicaid	9.1	1.4	0.7	0.4	11.6
Private	23.4	5.4	2.5	2.3	33.6

Total	$32.5	$6.8	$3.2	$2.7	$45.2

Allowance for doubtful accounts (2)					(14.3)

Non-Medicare patient accounts receivable, net					$30.9

Total patient accounts receivable, net					$99.3

Days revenue outstanding, net (3)					29.4

(1)

The following table summarizes the activity and ending balances in our estimated revenue adjustments (amounts in millions), which is recorded to reduce our Medicare outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the Years Ended December 31,
	2015	2014
Balance at beginning of period	$3.1	$3.9
Provision for estimated revenue adjustments (a)	6.1	5.1
Write offs	(5.2)	(5.9)

Balance at end of period	$4.0	$3.1

(a)	Includes $0.1 million from discontinued operations for the year ended December 31, 2014.

Our estimated revenue adjustments were 4.8% and 4.3% of our outstanding Medicare patient accounts receivable at December 31, 2015 and December 31, 2014, respectively.

(2)

The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in millions), which is recorded to reduce only our Medicaid and private payer outstanding patient accounts receivable to their estimated net realizable value.

	For the Years Ended December 31,
	2015	2014
Balance at beginning of period	$14.3	$14.2
Provision for doubtful accounts (a)	14.1	16.4
Write offs	(11.9)	(16.3)

Balance at end of period	$16.5	$14.3

(a)	Includes $0.1 million from discontinued operations for the year ended December 31, 2014.

Our allowance for doubtful accounts was 26.9% and 31.6% of our outstanding Medicaid and private patient accounts receivable at December 31, 2015 and 2014, respectively.

(3)

Our calculation of days revenue outstanding, net is derived by dividing our ending net patient accounts receivable (i.e., net of estimated revenue adjustments and allowance for doubtful accounts ) at December 31, 2015 and 2014 by our average daily net patient revenue for the three-month periods ended December 31, 2015 and 2014, respectively.

Indebtedness

Credit Agreement

On August 28, 2015, we entered into a Credit Agreement that provides for senior secured facilities in an initial aggregate principal amount of up to $300 million.

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

The Revolving Credit Facility may be used to provide ongoing working capital and for general corporate purposes of the Company and its subsidiaries, including permitted acquisitions, as defined in the Credit Agreement. The final maturity of the Revolving Credit Facility is August 28, 2020 and will be payable in full at that time.

The interest rate in connection with the Credit Facilities shall be selected from the following by us: (i) the Base Rate plus the Applicable Rate or (ii) the Eurodollar Rate plus the Applicable Rate. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% per annum, (b) the prime rate of interest established by the Administrative Agent, and (c) the Eurodollar Rate for an interest period of one month plus 1% per annum. The “Eurodollar Rate” means the rate at which Eurodollar deposits in the London interbank market for an interest period of one, two, three or six months (as selected by us) are quoted. The “Applicable Rate” is based on the consolidated leverage ratio and is presented in the table below. As of December 31, 2015, the Applicable Rate is 1.00% per annum for Base Rate Loans and 2.00% per annum for Eurodollar Rate Loans. We are also subject to a commitment fee and letter of credit fee under the terms of the Credit Facilities, as presented in the table below.

Consolidated Leverage Ratio	Margin for ABR Loans	Margin for Eurodollar Loans	Commitment Fee	Letter of Credit Fee
≥ 2.75 to 1.0	2.00%	3.00%	0.40%	3.00%
< 2.75 to 1.0 but ≥ 1.75 to 1.0	1.50%	2.50%	0.35%	2.50%
< 1.75 to 1.0 but ≥ 0.75 to 1.0	1.00%	2.00%	0.30%	2.00%
< 0.75 to 1.0	0.50%	1.50%	0.25%	1.50%

Our weighted average interest rate for our $100.0 million Term Loan, under our Credit Agreement, was 2.7% for the period August 28, 2015 to December 31, 2015.

As of December 31, 2015, our availability under our $200.0 million Revolving Credit Facility was $179.0 million as we had $21.0 million outstanding in letters of credit.

The Credit Agreement requires maintenance of two financial covenants: (i) a consolidated leverage ratio of funded indebtedness to EBITDA, as defined in the Credit Agreement, and (ii) a consolidated fixed charge coverage ratio of EBITDA plus rent expense (less cash taxes less capital expenditures) to scheduled debt repayments plus interest expense plus rent expense, all as defined in the Credit Agreement. Each of these covenants is calculated over rolling four-quarter periods and also is subject to certain exceptions and baskets. As of December 31, 2015, our consolidated leverage ratio was 0.9 and our consolidated fixed charge coverage ratio was 3.7 and we are in compliance with the Credit Agreement. The Credit Agreement also contains customary covenants, including, but not limited to, restrictions on: incurrence of liens; incurrence of additional debt; sales of assets and other fundamental corporate changes; investments; and declarations of dividends. These covenants contain customary exclusions and baskets.

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

In connection with the entry into the Credit Agreement, on August 28, 2015, each of the Prior Credit Agreement and the Second Lien Credit Agreement were terminated. The Company paid a call premium of $700,000 associated with the termination of the Second Lien Credit Agreement and the voluntary prepayment of the amounts owed thereunder as of August 28, 2015, and expensed $2.5 million in deferred debt issuance costs during the three-month period ended September 30, 2015. Also in connection with our entry into the Credit Agreement, we recorded $2.4 million in deferred debt issuance costs as other assets in our consolidated balance sheet.

Stock Repurchase Program

On September 9, 2015, we announced that our Board of Directors authorized a stock repurchase program, under which we may repurchase up to $75 million of our outstanding common stock on or before September 6, 2016.

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

During 2015, pursuant to this program, we repurchased 116,859 shares of our common stock at a weighted average price of $39.20 per share and a total cost of approximately $4.6 million. The repurchased shares are classified as treasury shares.

Contractual Obligations and Medicare Liabilities

Our future contractual obligations and Medicare liabilities at December 31, 2015 were as follows (amounts in millions):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term obligations	$100.0	$5.0	$15.0	$80.0	$—
Interest on long-term obligations (1)	9.6	2.4	4.3	2.9	—
Operating leases	67.9	23.5	27.2	11.7	5.5
Capital commitments	3.1	3.1	—	—	—
Purchase obligations	30.5	9.3	17.2	4.0	—
Uncertain tax positions	4.7	0.6	4.1	—	—

	$215.8	$43.9	$67.8	$98.6	$5.5

(1)	Interest on debt with variable rates was calculated using the current rate of that particular debt instrument at December 31, 2015.

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

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap for each provider number, we monitor these caps and estimate amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in other accrued liabilities. Beginning for the cap year ending October 31, 2014, providers are required to self-report and pay their estimated cap liability by March 31st of the following year. As of December 31, 2015, we have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2012 and we have recorded $1.4 million for estimated amounts due back to Medicare in other accrued liabilities for the Federal cap years ended October 31, 2013 through October 31, 2016. As of December 31, 2014, we had recorded $2.8 million for estimated amounts due back to Medicare in other accrued liabilities for the Federal cap years ended October 31, 2013 through October 31, 2015.

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

During 2015, we did not record any goodwill impairment charges and none of the goodwill associated with our various reporting units were considered at risk of impairment as of October 31, 2015. Since the date of our last annual goodwill impairment test, there have been no material developments, events, changes in operating performance or other circumstances that would cause management to believe it is more likely than not that the fair value of any of our reporting units would be less than its carrying amount.

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

Income Taxes

We use the asset and liability approach for measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates. Our deferred tax calculation requires us to make certain estimates about future operations. Deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date. As of December 31, 2015 and 2014 our net deferred tax assets were $125.2 million and $122.4 million, respectively.

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

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility and Term Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our consolidated statements of operations and our consolidated statements of cash flows will be exposed to changes in interest rates. As of December 31, 2015, the total amount of outstanding debt subject to interest rate fluctuations was $100.0 million. A 1.0% interest rate change would cause interest expense to change by approximately $1.0 million annually.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Amedisys, Inc.:

We have audited the accompanying consolidated balance sheets of Amedisys, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amedisys, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Amedisys Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Baton Rouge, Louisiana

March 9, 2016

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	As of December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$27,502	$8,032
Patient accounts receivable, net of allowance for doubtful accounts of $16,526, and $14,317	125,010	99,325
Prepaid expenses	8,110	8,493
Other current assets	14,641	19,708

Total current assets	175,263	135,558
Property and equipment, net of accumulated depreciation of $141,793 and $146,438	42,695	137,455
Goodwill	261,663	205,587
Intangible assets, net of accumulated amortization of $25,386 and $25,374	44,047	33,193
Deferred income taxes	125,245	124,788
Other assets, net	36,172	33,161

Total assets	$685,085	$669,742

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$25,682	$16,056
Payroll and employee benefits	72,546	75,553
Accrued expenses	71,965	56,329
Current portion of long-term obligations	5,000	12,000
Current portion of deferred income taxes	—	2,385

Total current liabilities	175,193	162,323
Long-term obligations, less current portion	95,000	104,372
Other long-term obligations	4,456	5,285

Total liabilities	274,649	271,980

Commitments and Contingencies – Note 10
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 34,786,966, and 34,569,526 shares issued; and 33,607,282 and 33,594,572 shares outstanding	35	35
Additional paid-in capital	504,290	481,762
Treasury stock at cost 1,179,684, and 974,954 shares of common stock	(26,966)	(19,860)
Accumulated other comprehensive income	15	15
Retained earnings	(67,806)	(64,785)

Total Amedisys, Inc. stockholders’ equity	409,568	397,167
Noncontrolling interests	868	595

Total equity	410,436	397,762

Total liabilities and equity	$685,085	$669,742

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2015	2014	2013
Net service revenue	$1,280,541	$1,204,554	$1,249,344
Cost of service, excluding depreciation and amortization	725,915	691,061	717,996
General and administrative expenses:
Salaries and benefits	279,425	292,497	302,564
Non-cash compensation	11,824	5,597	6,519
Other	161,186	143,644	164,991
Provision for doubtful accounts	14,053	16,294	15,882
Depreciation and amortization	20,036	28,307	36,871
U.S. Department of Justice settlement	—	—	150,000
Asset impairment charge	77,268	3,107	9,492

Operating expenses	1,289,707	1,180,507	1,404,315

Operating (loss) income	(9,166)	24,047	(154,971)
Other income (expense):
Interest income	71	94	54
Interest expense	(10,783)	(8,217)	(4,412)
Equity in earnings from equity method investments	9,823	2,991	1,520
Miscellaneous, net	9,747	2,061	4,334

Total other income (expense), net	8,858	(3,071)	1,496

(Loss) income before income taxes	(308)	20,976	(153,475)
Income tax (expense) benefit	(2,004)	(7,671)	58,773

(Loss) income from continuing operations	(2,312)	13,305	(94,702)
Discontinued operations, net of tax	—	(216)	(3,073)

Net (loss) income	(2,312)	13,089	(97,775)
Net (income) loss attributable to noncontrolling interests	(709)	(313)	1,597

Net (loss) income attributable to Amedisys, Inc.	$(3,021)	$12,776	$(96,178)

Basic earnings per common share:
(Loss) income from continuing operations attributable to Amedisys, Inc. common stockholders	$(0.09)	$0.40	$(2.98)
Discontinued operations, net of tax	—	(0.01)	(0.10)

(Loss) income attributable to Amedisys, Inc. common stockholders	$(0.09)	$0.39	$(3.08)

Weighted average shares outstanding	33,018	32,301	31,247

Diluted earnings per common share:
(Loss) income from continuing operations attributable to Amedisys, Inc. common stockholders	$(0.09)	$0.40	$(2.98)
Discontinued operations, net of tax	—	(0.01)	(0.10)

(Loss) income attributable to Amedisys, Inc. common stockholders	$(0.09)	$0.39	$(3.08)

Weighted average shares outstanding	33,018	32,823	31,247

Amounts attributable to Amedisys, Inc. common stockholders:
(Loss) income from continuing operations	$(3,021)	$12,992	$(93,105)
Discontinued operations, net of tax	—	(216)	(3,073)

Net (loss) income	$(3,021)	$12,776	$(96,178)

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Net (loss) income	$(2,312)	$13,089	$(97,775)
Other comprehensive income (loss)	—	—	—

Comprehensive (loss) income	(2,312)	13,089	(97,775)
Comprehensive (income) loss attributable to non-controlling interests	(709)	(313)	1,597

Comprehensive (loss) income attributable to Amedisys, Inc.	$(3,021)	$12,776	$(96,178)

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except common stock shares)

	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss (Income)	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2012	$454,233	31,876,508	32	450,792	(17,116)	15	18,617	1,893
Issuance of stock – employee stock purchase plan	3,181	303,989	—	3,181	—	—	—	—
Issuance of stock – 401(k) plan	8,581	702,391	1	8,580	—	—	—	—
Exercise of stock options	261	37,558	—	261	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	493,524	—	—	—	—	—	—
Non-cash compensation	6,519	—	—	6,519	—	—	—	—
Tax deficit from stock options exercised and restricted stock vesting	(2,152)	—	—	(2,152)	—	—	—	—
Surrendered shares	(1,060)	—	—	—	(1,060)	—	—	—
Acquired noncontrolling interests	145	—	—	—	—	—	—	145
Noncontrolling interest distribution	(163)	—	—	—	—	—	—	(163)
Assets contributed to equity investment	709	—	—	709	—	—	—	—
Net loss	(97,775)	—	—	—	—	—	(96,178)	(1,597)

Balance, December 31, 2013	372,479	33,413,970	33	467,890	(18,176)	15	(77,561)	278
Issuance of stock – employee stock purchase plan	2,433	176,796	—	2,433	—	—	—	—
Issuance of stock – 401(k) plan	7,062	430,919	1	7,061	—	—	—	—
Exercise of stock options	564	28,229	—	564	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	519,612	1	(1)	—	—	—	—
Non-cash compensation	5,597	—	—	5,597	—	—	—	—
Tax deficit from stock options exercised and restricted stock vesting	(579)	—	—	(579)	—	—	—	—
Surrendered shares	(1,684)	—	—	—	(1,684)	—	—	—
Sale of noncontrolling interest	(1,549)	—	—	(493)	—	—	—	(1,056)
Decrease in noncontrolling interest	350	—	—	(710)	—	—	—	1,060
Net income	13,089	—	—	—	—	—	12,776	313

Balance, December 31, 2014	397,762	34,569,526	35	481,762	(19,860)	15	(64,785)	595
Issuance of stock – employee stock purchase plan	2,204	79,323	—	2,204	—	—	—	—
Issuance of stock – 401(k) plan	6,032	184,412	—	6,032	—	—	—	—
Exercise of stock options	399	15,380	—	399	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	(61,675)	—	—	—	—	—	—
Non-cash compensation	11,824	—	—	11,824	—	—	—	—
Tax benefit from stock options exercised and restricted stock vesting	2,073	—	—	2,073	—	—	—	—
Tax deficit from stock options exercised and restricted stock vesting	(4)	—	—	(4)	—	—	—	—
Surrendered shares	(2,525)	—	—	—	(2,525)	—	—	—
Shares repurchased	(4,581)	—	—	—	(4,581)	—	—	—
Noncontrolling interest distribution	(436)	—	—	—	—	—	—	(436)
Net loss	(2,312)	—	—	—	—	—	(3,021)	709

Balance, December 31, 2015	$410,436	34,786,966	$35	$504,290	$(26,966)	$15	$(67,806)	$868

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net (loss) income	$(2,312)	$13,089	$(97,775)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	20,036	28,347	37,383
Provision for doubtful accounts	14,053	16,369	16,461
Non-cash compensation	11,824	5,597	6,519
401(k) employer match	6,089	6,216	7,998
Loss on disposal of property and equipment	775	4,592	2,742
Gain on sale of care centers	(184)	(2,967)	(1,752)
Deferred income taxes	(677)	22,561	(57,095)
Write off of deferred debt issuance costs/debt discount	2,512	488	121
Equity in earnings from equity method investments	(9,823)	(2,991)	(1,520)
Amortization of deferred debt issuance costs/debt discount	959	797	699
Return on equity investment	5,610	2,025	1,650
Asset impairment charge	77,268	3,107	9,492
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(36,493)	(5,290)	41,578
Other current assets	6,455	(6,269)	(501)
Other assets	(3,523)	1,694	(1,596)
Accounts payable	7,639	(3,168)	(9,876)
U.S. Department of Justice settlement	—	(150,000)	150,000
Accrued expenses	8,406	3,495	(6,104)
Other long-term obligations	(829)	(3,226)	3,839

Net cash provided by (used in) operating activities	107,785	(65,534)	102,263

Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	1,229	11	128
Proceeds from the sale of property and equipment	20,000	3	1,809
Purchases of deferred compensation plan assets	(19)	(132)	(111)
Purchases of property and equipment	(21,429)	(12,008)	(41,736)
Purchase of investments	(3,485)	(6,407)	(10,067)
Proceeds from sale of investment	5,000	—	—
Acquisitions of businesses, net of cash acquired	(69,130)	—	(1,627)
Proceeds from disposition of care centers	413	4,233	5,146

Net cash used in investing activities	(67,421)	(14,300)	(46,458)

Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options and warrants	399	564	261
Proceeds from issuance of stock to employee stock purchase plan	2,204	2,433	3,181
Tax benefit from stock options exercised and restricted stock vesting	2,073	—	57
Non-controlling interest distribution	(436)	—	(163)
Proceeds from revolving line of credit	63,400	241,800	25,500
Repayments of revolving line of credit	(78,400)	(226,800)	(25,500)
Proceeds from issuance of long-term obligations	100,000	68,250	—
Debt issuance costs	(2,553)	(1,780)	(576)
Principal payments of long-term obligations	(103,000)	(13,904)	(55,807)
Purchase of company stock	(4,581)	—	—

Net cash (used in) provided by financing activities	(20,894)	70,563	(53,047)

Net increase (decrease) in cash and cash equivalents	19,470	(9,271)	2,758
Cash and cash equivalents at beginning of period	8,032	17,303	14,545

Cash and cash equivalents at end of period	$27,502	$8,032	$17,303

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$6,175	$7,602	$3,990

Cash paid for income taxes, net of refunds received	$(12,185)	$(1,766)	$3,385

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
(Sale) acquisition of non-controlling interests	$—	$(1,549)	$145

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Amedisys, Inc., a Delaware corporation, and its consolidated subsidiaries (“Amedisys,” “we,” “us,” or “our”) are a multi-state provider of home health and hospice services with approximately 80%, 82% and 84% of our revenue derived from Medicare for 2015, 2014 and 2013, respectively. As of December 31, 2015, we owned and operated 329 Medicare-certified home health care centers and 79 Medicare-certified hospice care centers in 34 states within the United States and the District of Columbia.

Use of Estimates

Our accounting and reporting policies conform with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). In preparing the consolidated financial statements, we are required to make estimates and assumptions that impact the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Reclassifications and Comparability

Certain reclassifications have been made to prior periods’ financial statements in order to conform to the current period’s presentation. Our exit activity during the last three years may affect the comparability of our operating results. In accordance with applicable accounting guidance, the results of operations for the care centers closed, sold or classified as held for sale during 2013 are presented in discontinued operations in our consolidated financial statements. See Note 4 – Discontinued Operations and Assets Held for Sale for additional information regarding our discontinued operations.

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

Equity Investments

We consolidate investments when the entity is a variable interest entity and we are the primary beneficiary or if we have controlling interests in the entity, which is generally ownership in excess of 50%. During 2013, we recorded a $1.3 million goodwill impairment charge related to an investment that was consolidated. Third party equity interests in our consolidated joint ventures are reflected as noncontrolling interests in our consolidated financial statements.

We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a variable interest entity in which we are the primary beneficiary. The book value of investments that we accounted for under the equity method of accounting was $25.7 million as of December 31, 2015 and $18.8 million as of December 31, 2014. During 2015, our investment in the Heritage Healthcare Innovation Fund, LP (“Heritage”), one of our equity method investees with a carrying value of $19.9 million as of December 31, 2015, became a significant subsidiary. Summarized financial information of Heritage as of and for the twelve-month period ended September 30, 2015, is as follows: current assets of $3.5 million, total assets of $170.4 million, current and total liabilities of less than $0.1 million, total investment income of $72.5 million, total expenses of $3.5 million and net increase in partners’ capital from operations of $69.0 million. We record our share of the investment on a one quarter lag.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

We account for investments in entities in which we have less than a 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee. The aggregate carrying amount of our cost method investment which was sold during 2015 was $5.0 million as of December 31, 2014.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of December 31, 2015 and 2014, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and, therefore, the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our consolidated balance sheets for such periods.

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

Hospice Revenue Recognition

Hospice Medicare Revenue

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounts for 99%, 98%, and 99% of our total net Medicare hospice service revenue for 2015, 2014 and 2013, respectively. We make adjustments to Medicare revenue for an inability to obtain appropriate billing documentation or acceptable authorizations and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes our historical collection rate on Medicare claims, and record it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable.

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap for each provider number, we monitor these caps and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in other accrued liabilities. Beginning for the cap year ending October 31, 2014, providers are required to self-report and pay their estimated cap liability by March 31st of the following year. As of December 31, 2015, we have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2012 and we have recorded $1.4 million for estimated amounts due back to Medicare in other accrued liabilities for the Federal cap years ended October 31, 2013 through October 31, 2016. As of December 31, 2014, we had recorded $2.8 million for estimated amounts due back to Medicare in other accrued liabilities for the Federal cap years ended October 31, 2013 through October 31, 2015.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

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

Patient Accounts Receivable

Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. As of December 31, 2015, there is one single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables (approximately 10.5%). Thus, we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable. We fully reserve for accounts which are aged at 365 days or greater. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible.

We believe the credit risk associated with our Medicare accounts, which represent 64% and 69% of our net patient accounts receivable at December 31, 2015 and December 31, 2014, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable, which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. During 2015, 2014 and 2013, we recorded $6.1 million, $5.1 million and $9.0 million, respectively, in estimated revenue adjustments to Medicare revenue.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

As of December 31, 2014, we had $75.8 million of internally developed software costs related to the development of AMS3 Home Health and Hospice. Expanded beta testing to additional sites in February of 2015 demonstrated that AMS3 was disruptive to operations. Additional analysis of the system determined that the system was not ready to be fully implemented and would require significant time and investment to redesign. Therefore, during the three-month period ended March 31, 2015, we made the decision to discontinue AMS3 and recorded a non-cash asset impairment charge of $75.2 million to write-off the software costs incurred related to the development of AMS3 Home Health and Hospice.

During the three-month period ended September 30, 2015, we commenced an active program to sell our corporate headquarters located in Baton Rouge, Louisiana. In accordance with U.S. GAAP, we classified this asset as held for sale and reduced the carrying value of the asset to its estimated fair value less estimated costs to sell the asset; no further depreciation expense for the asset was recorded. As a result, we recorded a non-cash asset impairment charge of $2.1 million during the three-month period ended September 30, 2015. The asset was sold during the three-month period ended December 31, 2015 and the Company now leases relevant office space.

The following table summarizes the balances related to our property and equipment for 2015 and 2014 (amounts in millions):

	As of December 31,
	2015	2014
Land	$—	$3.2
Building and leasehold improvements	2.3	25.3
Equipment and furniture	89.6	97.2
Computer software	92.6	158.2

	184.5	283.9
Less: accumulated depreciation	(141.8)	(146.4)

	$42.7	$137.5

Depreciation expense for 2015, 2014 and 2013 was $20.0 million, $28.0 million and $35.2 million, respectively.

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

December 31, 2015

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

Each of our operating segments described in Note 15 – Segment Information is considered to represent an individual reporting unit for goodwill impairment testing purposes. We consider each of our home health care centers to constitute an individual business for which discrete financial information is available. However, since these care centers have substantially similar operating and economic characteristics and resource allocation and significant investment decisions concerning these businesses are centralized and the benefits broadly distributed, we have aggregated these care centers and deemed them to constitute a single reporting unit. We have applied this same aggregation principle to our hospice care centers and have also deemed them to be a single reporting unit.

During 2015, we did not record any goodwill impairment charges as a result of our annual impairment test and none of the goodwill associated with our various reporting units was considered at risk of impairment as of October 31, 2015. Since the date of our last annual goodwill impairment test, there have been no material developments, events, changes in operating performance or other circumstances that would cause management to believe it is more likely than not that the fair value of any of our reporting units would be less than its carrying amount.

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

Debt Issuance Costs

We amortize deferred debt issuance costs related to our long-term obligations over its term through interest expense, unless the debt is extinguished, in which case unamortized balances are immediately expensed. We amortized $0.8 million, $0.7 million and $0.7 million in deferred debt issuance costs in 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, we had unamortized debt issuance costs of $3.4 million and $2.8 million, respectively, recorded as other assets in our accompanying consolidated balance sheets. During the third quarter of 2015, we expensed $1.0 million of unamortized debt issuance costs when we entered into our new Credit Agreement. In connection with the new Credit Agreement we recorded an additional $2.4 million in

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

deferred debt issuance costs as other assets in our consolidated balance sheet. The unamortized debt issuance costs of $3.4 million at December 31, 2015, will be amortized over a weighted-average amortization period of 4.6 years.

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

Our deferred compensation plan assets are recorded at fair value and are considered a level 2 measurement. For our other financial instruments, including our cash and cash equivalents, patient accounts receivable, accounts payable, payroll and employee benefits and accrued expenses, we estimate the carrying amounts’ approximate fair value. As of December 31, 2015, the carrying amount of our long-term debt is subject to a variable rate of interest based on current market rates, and as such, the carrying value approximates fair value.

Income Taxes

We use the asset and liability approach for measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates. Our deferred tax calculation requires us to make certain estimates about future operations. Deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date. As of December 31, 2015 and 2014 our net deferred tax assets were $125.2 million and $122.4 million, respectively.

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

Share-Based Compensation

We record all share-based compensation as expense in the financial statements measured at the fair value of the award. We recognize compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the award. We reflect the excess tax benefits related to stock option exercises as financing cash flows. Share-based compensation expense for 2015, 2014 and 2013 was $11.8 million, $5.6 million and $6.5 million, respectively, and the total income tax benefit recognized for these expenses was $4.7 million, $2.0 million and $2.5 million, respectively.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

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

	For the Years Ended December 31,
	2015	2014	2013
Weighted average number of shares outstanding – basic	33,018	32,301	31,247
Effect of dilutive securities:
Stock options	—	1	—
Non-vested stock and stock units	—	521	—

Weighted average number of shares outstanding – diluted	33,018	32,823	31,247

Anti-dilutive securities	922	106	688

Advertising Costs

We expense advertising costs as incurred. Advertising expense for 2015, 2014 and 2013 was $6.9 million, $4.7 million and $3.9 million, respectively.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. As of December 31, 2015, we have $3.4 million of unamortized debt issuance costs that would be reclassified from a long-term asset to a reduction in the carrying amount of our debt.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

liabilities be classified as noncurrent in the balance sheet. The current requirement that deferred tax assets and liabilities be offset and presented as a single amount was not affected by the amendments in ASU 2015-17. The ASU is effective for annual and interim periods beginning on or after December 15, 2016. Early adoption is permitted. We have chosen to early adopt this ASU on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax liability to the net noncurrent deferred tax asset in our consolidated balance sheet as of December 31, 2015. Prior periods were not retrospectively adjusted.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize a lease liability and right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The ASU is effective for annual and interim periods beginning on or after December 15, 2018. Early adoption is permitted. The standard requires a modified retrospective transition method which requires application of the new guidance for all periods presented. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures and the effect of the standard on its ongoing financial reporting.

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

On October 2, 2015, we acquired the regulatory assets of home health care center in Georgia for a total purchase price of $0.3 million. The purchase price was paid with cash on hand on the date of the transaction. In connection with the acquisition, we recorded goodwill ($0.3 million).

On December 31, 2015, we acquired Infinity HomeCare (“Infinity”) for a total purchase price of $63 million, net of cash acquired (subject to certain adjustments), of which $3.2 million was placed in escrow for indemnification purposes and working capital price adjustments. The purchase price was paid with cash on hand on the date of the transaction. Infinity owned and operated 15 home health care centers servicing the state of Florida. In connection with the acquisition, we recorded goodwill ($50.2 million), other intangibles ($10.9 million) and other assets and liabilities, net ($1.9 million). Approximately $47.6 million of the $50.2 recorded as goodwill is expected to be deductible for income tax purposes over approximately 15 years.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

The following table contains unaudited pro forma condensed consolidated statement of operations information assuming that the Infinity transaction closed on January 1, 2014, for the years ended December 31, 2015 and 2014 (amounts in millions, except per share data):

	2015	2014
Net service revenue	$1,327.3	$1,247.6
Operating (loss) income	(7.9)	21.0
Net income	0.2	10.9
Basic earnings per share	$0.01	$0.34
Diluted earnings per share	$0.01	$0.33

The pro forma information presented above includes adjustments for (i) interest expense, (ii) amortization of identifiable intangible assets and (iii) income tax provision using the Company’s statutory tax rate. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information.

4. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

As part of our ongoing management of our portfolio of care centers, we review each care center’s current financial performance, market penetration, forecasted market growth and the impact of proposed CMS payment revisions. If the review indicates a care center should be closed, we first determine whether we can consolidate the care center with a care center servicing the same market. If a consolidation is not viable, we evaluate whether we have the opportunity to sell the care center or must close the care center. As a result of our review, we consolidated 41 home health care centers and five hospice care centers with care centers servicing the same markets, sold 19 home health care centers and one hospice care center and closed 10 home health care centers during 2013. We had previously classified 28 of these care centers as held for sale during 2013 and three care centers remained classified as held for sale at December 31, 2013. During 2014, we sold assets associated with two of these care centers and consolidated one of these care centers with a care center servicing the same market. There were no care centers classified as held for sale as of December 31, 2014.

As we exited certain geographical areas and in accordance with applicable accounting guidance, the care centers which were closed, sold or classified as held for sale in 2013 (32 home health care centers and one hospice care center) are presented as discontinued operations in our consolidated financial statements. The care centers consolidated with care centers servicing the same markets are presented in continuing operations as we expect continuing cash flows from these markets. For additional information on the care centers consolidated with care centers servicing the same markets and the care centers sold, see Note 13 – Exit Activities and Restructuring Activities.

Net revenues and operating results for the periods presented for those care centers classified as discontinued operations are as follows (dollars in millions):

	For the Years Ended December 31,
	2015	2014	2013
Net revenues	$—	$(0.3)	$31.2
(Loss) before income taxes	—	(0.3)	(5.3)
Income tax benefit	—	0.1	2.2

Discontinued operations, net of tax	$—	$(0.2)	$(3.1)

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

During 2015, we did not record any goodwill impairment charges as a result of our annual impairment test and none of the goodwill associated with our various reporting units were considered at risk of impairment as of October 31, 2015. Since the date of our last annual goodwill impairment test, there have been no material developments, events, changes in operating performance or other circumstances that would cause management to believe it is more likely than not that the fair value of any of our reporting units would be less than its carrying amount.

During the fiscal year 2014, we recognized a non-cash other intangible impairment charge of $0.9 million during step one of our 2014 annual goodwill impairment test. In addition, we recorded non-cash impairment charges of $2.2 million related to those care centers that were closed or consolidated during 2014 as discussed in Note 13 – Exit and Restructuring Activities.

During the fiscal year 2013, we recognized the following: a non-cash goodwill impairment charge of $1.3 million and a non-cash other intangibles impairment charge of $8.2 million. The non-cash goodwill impairment charge related to an investment that was consolidated as discussed in Note 1- Nature of Operations, Consolidation and Presentation of Financial Statements. Included in the non-cash other intangibles impairment charge discussed above is $4.6 million recognized during step one of our 2013 annual goodwill impairment test and $3.6 million related to intangibles associated with those care centers that were closed or consolidated during 2013 as discussed in Note 13 – Exit and Restructuring Activities.

The following table summarizes the activity related to our goodwill for the 2015, 2014 and 2013 (amounts in millions):

	Goodwill
	Home Health	Hospice	Total
Balances at December 31, 2012	$18.2	$191.4	$209.6
Additions	0.1	0.9	1.0
Write-off (1)	(0.4)	—	(0.4)
Impairment	(1.3)	—	(1.3)

Balances at December 31, 2013	16.6	192.3	208.9
Write-off (1)	(0.1)	(3.2)	(3.3)

Balances at December 31, 2014	16.5	189.1	205.6
Additions	50.6	5.5	56.1

Balances at December 31, 2015	$67.1	$194.6	$261.7

(1)	Write-off of goodwill related to the sale of care centers as discussed in Note 13 – Exit and Restructuring Activities.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

The following table summarizes the activity related to our other intangible assets, net for 2015, 2014 and 2013 (amounts in millions):

	Other Intangible Assets, Net
	Certificates of Need and Licenses	Acquired Names of Business	Non-Compete Agreements & Reacquired Franchise Rights	Total
Balances at December 31, 2012	$33.7	$11.5	$1.8	$47.0
Additions	0.6	—	—	0.6
Write-off (1)	(1.1)	—	—	(1.1)
Impairment	(7.8)	(0.4)	—	(8.2)
Amortization	—	—	(1.6)	(1.6)

Balances at December 31, 2013	25.4	11.1	0.2	36.7
Write-off (1)	(0.2)	—	—	(0.2)
Impairment	(2.1)	(1.0)	—	(3.1)
Amortization	—	—	(0.2)	(0.2)

Balances at December 31, 2014	23.1	10.1	—	33.2
Additions	1.1	4.1	5.9	11.1
Write-off (1)	(0.3)	—	—	(0.3)
Amortization	—	—	—	—

Balances at December 31, 2015	$23.9	$14.2	$5.9	$44.0

(1)	Write-off of intangible assets related to the sale of care centers as discussed in Note 13 – Exit and Restructuring Activities.
(2)	The weighted average amortization period of our non-compete agreements is 3.0 years.

See Note 3 – Acquisitions for further details on additions to goodwill and other intangible assets, net.

The estimated aggregate amortization expense for each of the five succeeding years is as follows (amounts in millions):

2016	$2.0
2017	2.0
2018	1.9
2019	—
2020	—

$5.9

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

6. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts is presented below (amounts in millions):

	As of December 31,
	2015	2014
Other current assets:
Payroll tax escrow	$6.2	$1.0
Medicare withholds	—	0.1
Income tax receivable	0.5	15.0
Due from joint ventures	1.8	1.4
Other	6.1	2.2

	$14.6	$19.7

Other assets:
Workers’ compensation deposits	$0.3	$0.3
Health insurance deposits	1.2	1.2
Other miscellaneous deposits	1.5	0.7
Deferred financing fees	3.4	2.8
Investments	25.7	23.8
Other	4.1	4.4

	$36.2	$33.2

Accrued expenses:
Health insurance	$11.7	$11.2
Workers’ compensation	23.9	19.8
Legal and other settlements	10.5	5.2
Lease liability	0.6	0.8
Charity care	0.7	0.7
Estimated Medicare cap liability	1.4	2.8
Hospice cost of revenue	6.8	5.7
OIG self-disclosure accrual	4.7	—
Patient liability	5.1	4.3
Other	6.6	5.8

	$72.0	$56.3

Other long-term obligations:
Reserve for uncertain tax positions	$0.7	$0.5
Deferred compensation plan liability	2.8	3.3
Other	0.9	1.5

	$4.4	$5.3

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

7. LONG-TERM OBLIGATIONS

Long-term debt consisted of the following for the periods indicated (amounts in millions):

	As of December 31,
	2015	2014
$100.0 million Term Loan; principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (2.42% at December 31, 2015); due August 28, 2020	$100.0	$—
$60.0 million Term Loan; $3.0 million principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage; due October 26, 2017	—	33.0
$120.0 million Revolving Credit Facility; interest only quarterly payments; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage; due October 26, 2017	—	15.0
$70.0 million Second Lien Loan; interest only quarterly payments; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage; due July 28, 2020	—	70.0
Discount on Second Lien Loan	—	(1.6)

	100.0	116.4
Current portion of long-term obligations	(5.0)	(12.0)

Total	$95.0	$104.4

Maturities of debt as of December 31, 2015 are as follows (amounts in millions):

Long-term obligations
2016	$5.0
2017	5.0
2018	10.0
2019	10.0
2020	70.0

$100.0

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

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

The interest rate in connection with the Credit Facilities shall be selected from the following by us: (i) the Base Rate plus the Applicable Rate or (ii) the Eurodollar Rate plus the Applicable Rate. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% per annum, (b) the prime rate of interest established by the Administrative Agent, and (c) the Eurodollar Rate for an interest period of one month plus 1% per annum. The “Eurodollar Rate” means the rate at which Eurodollar deposits in the London interbank market for an interest period of one, two, three or six months (as selected by us) are quoted. The “Applicable Rate” is based on the consolidated leverage ratio and is presented in the table below. As of December 31, 2015, the Applicable Rate is 1.00% per annum for Base Rate Loans and 2.00% per annum for Eurodollar Rate Loans. We are also subject to a commitment fee and letter of credit fee under the terms of the Credit Facilities, as presented in the table below.

Consolidated Leverage Ratio	Margin for ABR Loans	Margin for Eurodollar Loans	Commitment Fee	Letter of Credit Fee
≥ 2.75 to 1.0	2.00%	3.00%	0.40%	3.00%
< 2.75 to 1.0 but ≥ 1.75 to 1.0	1.50%	2.50%	0.35%	2.50%
< 1.75 to 1.0 but ≥ 0.75 to 1.0	1.00%	2.00%	0.30%	2.00%
< 0.75 to 1.0	0.50%	1.50%	0.25%	1.50%

Our weighted average interest rate for our $100.0 million Term Loan, under our Credit Agreement, was 2.7% for the period August 28, 2015 to December 31, 2015.

As of December 31, 2015, our availability under our $200.0 million Revolving Credit Facility was $179.0 million as we had $21.0 million outstanding in letters of credit.

The Credit Agreement requires maintenance of two financial covenants: (i) a consolidated leverage ratio of funded indebtedness to EBITDA, as defined in the Credit Agreement, and (ii) a consolidated fixed charge coverage ratio of EBITDA plus rent expense (less cash taxes less capital expenditures) to scheduled debt repayments plus interest expense plus rent expense, all as defined in the Credit Agreement. Each of these covenants is calculated over rolling four-quarter periods and also is subject to certain exceptions and baskets. As of December 31, 2015, our consolidated leverage ratio was 0.9 and our consolidated fixed charge coverage ratio was 3.7 and we are in compliance with the Credit Agreement. The Credit Agreement also contains customary covenants, including, but not limited to, restrictions on: incurrence of liens; incurrence of additional debt; sales of assets and other fundamental corporate changes; investments; and declarations of dividends. These covenants contain customary exclusions and baskets.

The Credit Facilities are guaranteed by substantially all of our wholly-owned direct and indirect subsidiaries. The Credit Agreement requires at all times that we (i) provide guarantees from wholly-owned subsidiaries that in the

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

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

8. INCOME TAXES

Income taxes attributable to continuing operations consist of the following (amounts in millions):

	For the Years Ended December 31,
	2015	2014	2013
Current income tax expense/(benefit):
Federal	$2.2	$(13.9)	$(2.0)
State and local	0.5	(1.1)	0.3

	2.7	(15.0)	(1.7)

Deferred income tax expense/(benefit):
Federal	(0.5)	21.0	(43.2)
State and local	(0.1)	1.6	(13.9)
Foreign	(0.1)	0.1	—

	(0.7)	22.7	(57.1)

Income tax expense/(benefit) from continuing operations	$2.0	$7.7	$(58.8)

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

Total income tax expense for the years ended December 31, 2015, 2014 and 2013 was allocated as follows (amounts in millions):

	For the Years Ended December 31,
	2015	2014	2013
Income from continuing operations	$2.0	$7.7	$(58.8)
Income from discontinued operations	—	(0.1)	(2.2)
Interest expense	0.2	(0.1)	0.1
Goodwill	(0.1)	—	—
Stockholders’ equity	(2.1)	0.6	2.2

	$—	$8.1	$(58.7)

A reconciliation of significant differences between the reported amount of income tax expense and the expected amount of income tax expense that would result from applying the U.S. federal statutory income tax rate of 35 percent to income before taxes from continuing operations is as follows:

	For the Years Ended December 31,
	2015 (1)	2014	2013
Income tax expense/(benefit) at U.S. federal statutory rate	35.0%	35.0%	(35.0)%
State and local income taxes, net of federal income tax benefit	(7.1)	5.8	(4.4)
Valuation allowance	79.1	1.5	—
Tax credits	136.0	(8.4)	(1.2)
Uncertain tax positions	(230.3)	0.6	2.3
Other items, net (2)	(663.3)	2.1	—

Income tax expense/(benefit)	(650.6)%	36.6%	(38.3)%

(1)

The information provided for the year ended December 31, 2015 does not provide a meaningful reconciliation of the effective tax rate or comparable to other periods. The effective tax rate for the year is influenced by the relationship of the amount of “effective tax rate drivers” (i.e. non-deductible expenses, non-taxable income, tax credits, valuation allowance, uncertain tax positions, etc.) to income or loss before taxes. A significant asset impairment was recorded in the first quarter, resulting in a scenario where the company’s loss before tax for the year was near zero. Consequently, for 2015, the relationship between the “effective tax rate drivers” and loss before taxes is distorted.

(2)	Includes various items such as, non-deductible expenses, non-taxable income, return-to-accrual adjustments, and foreign tax rate differential.

As of December 31, 2015 and 2014, the Company had income taxes receivable of $0.5 million and $15.0 million, respectively, included in other current assets. The $15.0 million receivable at December 31, 2014, primarily includes a U.S. federal tax receivable of $14.3 million from the carry back of U.S. federal net operating losses to December 31, 2012 and 2011. During 2015, the Company received the $14.3 million U.S. federal refund from the carry back claims.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

Deferred tax assets (liabilities) consist of the following components (amounts in millions):

	As of December 31,
	2015	2014
Deferred tax assets:
Allowance for doubtful accounts	$6.4	$5.6
Accrued expenses	—	1.2
Accrued bonus	4.0	—
Workers’ compensation	9.8	8.1
Amortization of intangible assets	72.2	89.2
Share-based compensation	5.0	3.3
Net operating loss carryforwards (1)	48.5	59.3
Tax credit carryforwards (2)	4.7	2.6
Other	5.1	1.8

Gross deferred tax assets	155.7	171.1
Less: valuation allowance	(0.3)	(0.6)

Net deferred tax assets	155.4	170.5

Deferred tax (liabilities):
Property and equipment	(9.5)	(31.3)
Deferred revenue	(18.5)	(16.8)
Other liabilities	(2.2)	—

Gross deferred tax (liabilities)	(30.2)	(48.1)

Net deferred tax assets (liabilities)	$125.2	$122.4

(1)

The net operating loss (“NOL”) carry forwards in the income tax returns include unrecognized tax benefits resulting from uncertain tax positions. Accordingly, the deferred tax assets recognized for the NOL carry forwards, as of December 31, 2015 and 2014, are presented net of unrecognized tax benefits of $3.1 million.

(2)

The tax credit carry forwards in the income tax returns include unrecognized tax benefits resulting from uncertain tax positions. Accordingly, the deferred tax assets recognized for the tax credit carry forwards, as of December 31, 2015 and 2014, are presented net of unrecognized tax benefits of $0.7 million and $0.3 million, respectively.

Classification in the consolidated balance sheet (amounts in millions):

	As of December 31,
	2015(1)	2014
Current deferred tax liabilities	—	(2.4)
Noncurrent deferred tax assets	125.2	124.8

Net deferred tax assets (liabilities)	$125.2	$122.4

(1)

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which required that deferred tax liabilities and assets be classified as noncurrent. Since early adoption is permitted, the Company has decided to apply ASU 2015-17 to the current period, resulting in a classification of all December 31, 2015 deferred tax assets and liabilities as noncurrent. The Company has not, however, retrospectively adjusted the prior period balances.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

As of December 31, 2015, we have U.S. NOL carry forwards of $116.3 million that are available to reduce future taxable income and begins to expire in 2034. In addition, we have research and development tax credits, employment tax credits, and alternative minimum tax credits of $1.9 million, $0.4 million and $1.0 million, respectively, available to reduce future U.S. federal income taxes. The research and development tax credits and employment tax credits begin to expire in 2032, and the alternative minimum tax credits are available indefinitely.

As of December 31, 2015, we have state NOL carry forwards of $254.3 million that are available to reduce future taxable income. In addition, we have $3.1 million of various state tax credits available to reduce future taxable income. The state NOL and tax credit carry forwards begin to expire at various times.

The valuation allowance for deferred tax assets as of December 31, 2015 and 2014 was $0.3 million and $0.6 million, respectively. The net change in the total valuation allowance for the year ended December 31, 2015 and December 31, 2014 was a decrease of $0.3 million and an increase of $0.3 million, respectively. The valuation allowance during 2015 and 2014 was primarily related to certain state NOL and state tax credit carry forwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income before the expiration of the carry forwards governed by the tax code. Based on the current level of pretax earnings (excluding the significant asset impairment recorded during the three-month period ended March 31, 2015) and estimates of future taxable income, the Company will generate the minimum amount of future taxable income to support the realization of the deferred tax assets. As a result, management believes that it is more likely than not that we will realize the benefits of these deferred tax assets, net of the existing valuation allowances at December 31, 2015. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

Uncertain Tax Positions

We account for uncertain tax positions in accordance with the authoritative guidance for uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in millions):

	For the Years Ended December 31,
	2015	2014
Balance at beginning of period	$4.0	$3.9
Additions for tax positions related to current year	—	0.3
Additions for tax positions related to prior year	1.0	—
Reductions for tax positions related to prior years	—	—
Lapse of statute of limitations	(0.3)	(0.2)
Settlements	—	—

Balance at end of period	$4.7	$4.0

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

As of December 31, 2015, there are $0.2 million, $0.7 million and $3.8 million of unrecognized tax benefits recorded in accrued expenses, other long-term obligations and deferred income taxes, respectively, within the consolidated balance sheet.

Included in the balance of unrecognized tax benefits at December 31, 2015 is $4.7 million of tax benefits that, if recognized in future periods, would impact our effective tax rate.

During the years ended December 31, 2015 and 2014, we recognized interest and penalties of $0.2 million and $0.1 million, respectively, as components of penalties or interest expense in connection with our reserve for uncertain tax positions. Interest and penalties, related to uncertain tax positions, included in the consolidated balance sheet at December 31, 2015 and 2014 were less than $0.2 million for each year.

We are subject to income taxes in the U.S. and in many of the 50 individual states, with significant operations in Louisiana, Alabama, Georgia, and Tennessee. We are open to examination in the U.S. and in various individual states for tax years ended December 31, 2012 through December 31, 2015. We are also open to examination in various states for the years ended 2001 – 2015 resulting from net operating losses generated and available for carry forward from those years.

We believe that it is reasonably possible that decreases of up to $0.6 million in unrecognized tax benefits, each of which are individually insignificant, may be recognized by the end of December 31, 2016 as a result of an anticipated settlement and lapse of the statute of limitations.

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION

We are authorized by our Certificate of Incorporation to issue 60,000,000 shares of common stock, $0.001 par value and 5,000,000 shares of preferred stock, $0.001 par value. As of December 31, 2015, there were 34,786,966 and 33,607,282 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued or outstanding. Our Board of Directors is authorized to fix the dividend rights and terms, conversion and voting rights, redemption rights and other privileges and restrictions applicable to our preferred stock.

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

Equity-based awards may be granted for a number of shares not to exceed, in the aggregate, approximately 5.5 million shares of common stock, and we had approximately 1.3 million shares available at December 31, 2015. The price per share for stock options shall be of no less than the greater of (a) 100% of the fair value of a

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

share of common stock on the date the option is granted or (b) the aggregate par value of the shares of our common stock on the date the option is granted. If a stock option is granted to any owner of 10% or more of our total combined voting power of us and our subsidiaries, the price is to be at least 110% of the fair value of a share of our common stock on the date the award is granted. Each equity-based award vests ratably over a 12 month-to-six year period, with the exception of those issued under contractual arrangements that specify otherwise, that may be exercised during a period as determined by our Compensation Committee or as otherwise approved by our Compensation Committee. The contractual terms of stock options exercised shall not exceed ten years from the date such option is granted.

Employee Stock Purchase Plan (“ESPP”)

We have a plan whereby our eligible employees may purchase our common stock at 85% of the market price at the time of purchase. On June 7, 2012, our stockholders ratified an amendment adopted by our Board of Directors to increase the total number of shares of our common stock authorized for the issuance under our ESPP from 2,500,000 shares to 4,500,000 shares, and as of December 31, 2015, there were 1,522,288 shares available for future issuance. The following is a detail of the purchases that were made or pending Board of Director approval under the plan:

Employee Stock Purchase Plan Period	Shares Issued	Price
2013 and Prior	2,755,337	$13.67
January 1, 2014 to March 31, 2014	52,718	12.66
April 1, 2014 to June 30, 2014	38,679	14.23
July 1, 2014 to September 30, 2014	32,573	17.14
October 1, 2014 to December 31, 2014	20,221	24.95
January 1, 2015 to March 31, 2015	24,368	22.76
April 1, 2015 to June 30, 2015	15,750	33.77
July 1, 2015 to September 30, 2015	18,984	32.27
October 1, 2015 to December 31, 2015	19,082	33.42

	2,977,712

ESPP expense included in general and administrative expense in our accompanying consolidated statements of operations was $0.4 million, $0.4 million and $0.5 million for 2015, 2014 and 2013, respectively.

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of our stock options. There were no stock options granted during 2013; there were 590,647 and 250,000 options granted during 2015 and 2014, respectively. Stock option compensation expense included in general and administrative expense in our accompanying consolidated statements of operations was $3.8 million and $0.1 million for 2015 and 2014, respectively.

The fair value of the 2015 awards were estimated using the following assumptions:

Risk Free Rate	1.46% – 1.93%
Expected Volatility	53.87% – 58.05%
Expected Term	5.50 – 6.76 years
Weighted Average Fair Value	$13.45 – $23.21

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

We used the simplified method to estimate the expected term for the stock options granted during 2015.

The following table presents our stock option activity for 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding options at January 1, 2015	277,536	$26.40	8.99
Granted	590,647	31.73
Exercised	(15,380)	25.93
Canceled, forfeited or expired	(14,309)	25.16

Outstanding options at December 31, 2015	838,494	$30.18	9.31

Exercisable options at December 31, 2015	62,500	$26.65	8.96

The aggregate intrinsic value of our outstanding options and exercisable options at December 31, 2015 was $8.1 million and $0.8 million, respectively. Total intrinsic value of options exercised was $0.2 million, $0.1 million and $0.2 million for 2015, 2014 and 2013, respectively.

The following table presents our non-vested stock option award activity for 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock options at January 1, 2015	250,000	$26.65
Granted	590,647	31.73
Vested	(62,500)	26.65
Forfeited	(2,153)	43.63

Non-vested stock options at December 31, 2015	775,994	$30.47

At December 31, 2015, there was $9.8 million of unrecognized compensation cost related to stock options that we expect to be recognized over a weighted-average period of 2.6 years.

Non-Vested Stock

We issue shares of non-vested stock with vesting terms ranging from one to six years. The compensation expense is determined based on the market price of our common stock at the date of grant applied to the total number of shares that are anticipated to fully vest. Non-vested stock compensation expense included in general and administrative expenses in our accompanying consolidated statements of operations was $5.0 million, $4.6 million and $5.2 million for 2015, 2014 and 2013, respectively.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

The following table presents our non-vested stock award activity for 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at January 1, 2015	917,959	$15.17
Granted	93,256	28.48
Vested	(355,396)	14.69
Canceled, forfeited or expired	(154,931)	14.34

Non-vested stock at December 31, 2015	500,888	$18.24

The weighted average grant date fair value of non-vested stock granted was $28.48, $16.38 and $10.91 in 2015, 2014, and 2013, respectively.

At December 31, 2015, there was $4.1 million of unrecognized compensation cost related to non-vested stock award payments that we expect to be recognized over a weighted average period of 1.4 years.

Non-Vested Stock Units – Service-Based

We issue non-vested stock unit awards that are service-based, performance-based or a combination of both with vesting terms ranging from one to six years. Based on the terms and conditions of these awards, we determine if the awards should be recorded as either equity or liability instruments. The compensation expense is determined based on the market price of our common stock at the date of grant, applied to the total number of units that are anticipated to vest, unless the award specifies differently. We account for such awards similar to our non-vested stock awards; however, no shares of stock are issued to the recipient until the stock unit awards have vested and after the pre-determined delivery date has occurred. Service-based non-vested stock unit compensation expense included in general and administrative expenses in our accompanying consolidated statements of operations was $1.0 million for 2015.

The following table presents our service-based non-vested stock units activity for 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock units at January 1, 2015	—	$—
Granted	186,314	37.98
Vested	—	—
Canceled, forfeited or expired	(2,982)	43.63

Non-vested stock units at December 31, 2015	183,332	$37.89

The weighted average grant date fair value of service-based non-vested stock units granted was $37.98 in 2015.

At December 31, 2015, there was $5.9 million of unrecognized compensation cost related to our service-based non-vested stock units that we expect to be recognized over a weighted average period of 2.7 years.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

Non-Vested Stock Units – Service-Based and Performance-Based Awards

During 2015, we awarded performance-based awards to certain employees. The target level established by the award, which is based on the Company’s 2015 adjusted earnings before interest, taxes and depreciation (“EBITDA”), provided for the recipients to receive 154,732 non-vested stock units if the target was achieved. The target number of shares to be potentially awarded has been reduced by forfeitures as indicated in the table below. Performance-based non-vested stock units compensation expense included in general and administrative expenses in our consolidated statements of operations was $1.3 million for 2015.

The following table presents our performance-based non-vested stock units activity for 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock units at January 1, 2015	—	$—
Granted	154,732	39.54
Vested	—	—
Canceled, forfeited or expired	(3,669)	43.63

Non-vested stock units at December 31, 2015	151,063	$39.44

The weighted average grant date fair value of performance-based non-vested stock units granted was $39.54 in 2015.

At December 31, 2015, there were $4.6 million in unrecognized compensation costs related to our performance-based non-vested stock units that we expect to be recognized over a weighted average period of 2.2 years.

Non-Vested Stock Units – Service-Based and Market-Based Awards

During 2013, we awarded market-based awards to certain employees. The target level established by the award, which is based on our average December 2015 stock price, provided for the recipients to receive 417,330 non-vested stock units if the target is achieved. If the target objective is surpassed to the point of achieving the projected maximum payout, the recipients would receive 667,728 non-vested stock units. The target number of shares to be potentially awarded has been reduced by forfeitures as indicated in the table below.

For market-based awards, the effect of the market condition is reflected in the fair value of the awards at the date of grant using a Monte-Carlo simulation model. A Monte-Carlo simulation model estimates the fair value of the market-based award based upon the expected term, risk-free interest rate and expected volatility. Compensation expense for market-based awards is recognized over the vesting period regardless of whether the market conditions are expected to be achieved. Market-based non-vested stock units compensation expense included in general and administrative expenses in our accompanying consolidated statements of operations was $0.3 million, $0.5 million and $0.8 million for 2015, 2014 and 2013, respectively. The fair value of the 2013 award was estimated using the following assumptions:

Forward Interest Rate	0.327% – 1.460%
Expected Volatility	54.38%
Requisite Service Period	3 years
Fair Value	$ 10.51

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

The following table presents our market-based non-vested stock units activity for 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock units at January 1, 2015	225,745	$10.51
Granted	—	—
Vested	—	—
Canceled, forfeited or expired	(61,211)	10.51

Non-vested stock units at December 31, 2015	164,534	$10.51

The weighted average grant date fair value of market-based non-vested stock units granted was $10.51 in 2013.

At December 31, 2015, there were $0.2 million in unrecognized compensation costs related to our market-based non-vested stock units that we expect to be recognized over a weighted average period of 0.3 years.

10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings – Ongoing

We are involved in the following legal actions:

Securities Class Action Lawsuits

On June 10, 2010, a putative securities class action complaint was filed in the United States District Court for the Middle District of Louisiana (the “District Court”) against the Company and certain of our current and former senior executives. Additional putative securities class actions were filed in the District Court on July 14, July 16, and July 28, 2010.

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

On May 3, 2013, the Co-Lead Plaintiffs appealed the dismissal of the Securities Complaint to the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”). On October 2, 2014, a three-judge panel of the Fifth Circuit issued a decision reversing the District Court’s dismissal of the Securities Complaint. On October 16, 2014, all defendants filed a petition with the Fifth Circuit to review the three-judge panel’s decision en banc, or as a whole court. On December 29, 2014, the Fifth Circuit denied the defendants’ motion for en banc review of the Fifth Circuit panel’s decision reversing the District Court’s dismissal of the Securities Complaint. The case

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

then returned to the District Court for further proceedings. On March 30, 2015, the defendants filed a Petition for Writ of Certiorari (the “Petition”) with the United States Supreme Court asking the Supreme Court to consider whether the Fifth Circuit erred in reversing the District Court’s dismissal of the Securities Complaint. The Supreme Court denied the Petition on June 29, 2015, which did not affect the ongoing proceedings before the District Court, including the District Court’s consideration of a motion filed on April 3, 2015, by the Co-Lead Plaintiffs for leave to amend the Securities Complaint, which motion was granted by the District Court. On December 15, 2015, the defendants filed a motion to dismiss the Co-Lead Plaintiffs’ First Amended Consolidated Complaint. All discovery in the case is currently stayed pursuant to federal law. No assurances can be given about the timing or outcome of this matter.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

February 23, 2015 filed a joint motion to stay proceedings for six months to pursue that process, which was granted by the Court on February 24, 2015.

On June 10, 2015, the Company and plaintiffs participated in a mediation whereby they agreed to fully resolve all of plaintiffs’ claims in the lawsuit for $8.0 million, subject to approval by the Court. The settlement agreement will be submitted to the Court for preliminary approval and plaintiffs will request certification of Pennsylvania and Kentucky classes for the sole purpose of this proposed settlement. If the Court grants preliminary approval, notice will be issued to members of the settlement classes to provide them with an opportunity to object to the settlement and, in the case of members of the Pennsylvania and Kentucky classes, opt out of the settlement. Following this notice period, the Court will hold a final fairness hearing for the purpose of considering objections and deciding whether to grant final approval of the settlement. As of September 30, 2015, we had an accrual of $8.0 million for this matter. On January 29, 2016, the Court approved the final settlement of this case. The settlement became effective on February 26, 2016. As a result of the final amount calculated by the settlement administrator based on claims timely submitted, we have reduced our accrual to $5.3 million as of December 31, 2015.

On September 13, 2012, a putative collective and class action complaint was filed in the United States District Court for the Northern District of Illinois against us in which a former employee alleges wage and hour law violations. The former employee claims she was paid on both a per-visit and an hourly basis, and that such a pay scheme resulted in her misclassification as an exempt employee, thereby denying her overtime. The plaintiff alleges violations of federal and state law and seeks damages under the FLSA and the Illinois Minimum Wage Law. Plaintiff seeks class certification of similar employees who were or are employed in Illinois and seeks attorneys’ fees, back wages and liquidated damages going back three years under the FLSA and three years under the Illinois statute. On May 28, 2013, the Court granted the Company’s motion to stay the case pending resolution of class certification issues and dispositive motions in the earlier-filed Connecticut case referenced above. On December 23, 2015 the parties agreed to explore the possibility of a mediated settlement of the Illinois case, and a mediation is scheduled to occur on April 18, 2016.

We are unable to assess the probable outcome or reasonably estimate the potential liability, if any, arising from the securities litigation described above. The Company intends to continue to vigorously defend itself in the securities litigation matter but, if decided adverse to the Company, its impact could be material. No assurances can be given as to the timing or outcome of the securities matter described above or the impact of any of the inquiry or litigation matters on the Company, its consolidated financial condition, results of operations or cash flows, which could be material, individually or in the aggregate.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

We are unable to assess the probable outcome or reasonably estimate the potential liability, if any, arising from the Frontier litigation described above. The Company has engaged an independent auditing firm to perform a clinical audit of the hospice locations in question and intends to defend itself in the Frontier litigation matter. No assurances can be given as to the timing or outcome of the audit, the Frontier litigation matter described above or the impact of any of the audit or litigation matters on the Company, its consolidated financial condition, results of operations or cash flows, which could be material, individually or in the aggregate. In accordance with our corporate integrity agreement (“CIA”) with the Office of Inspector General-HHS (“OIG”) as discussed below under “Other Investigative Matters – Corporate Integrity Agreement”, we have notified the OIG of this matter.

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

Legal Proceedings – Settled

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

On October 14, 2015, the United Stated District Court for the Middle District of Louisiana issued an order granting a motion for dismissal voluntarily filed by the plaintiffs in this matter. Effective as of such date, the derivative lawsuit was dismissed without prejudice and at the cost of the plaintiffs.

Other Investigative Matters

Corporate Integrity Agreement

On April 23, 2014, with no admissions of liability on our part, we entered into a settlement agreement with the U.S. Department of Justice relating to certain of our clinical and business operations. Concurrently with our entry into this agreement, we entered into a corporate integrity agreement (“CIA”) with the Office of Inspector General -HHS (“OIG”). The CIA formalizes various aspects of our already existing ethics and compliance programs and contains other requirements designed to help ensure our ongoing compliance with federal health care program requirements. Among other things, the CIA requires us to maintain our existing compliance program, executive compliance committee and compliance committee of the Board of Directors; provide certain compliance training; continue screening new and current employees to ensure they are eligible to participate in federal health care programs; engage an independent review organization to perform certain auditing and reviews and prepare certain reports regarding our compliance with federal health care programs, our billing submissions to federal health care programs and our compliance and risk mitigation programs; and provide certain reports and management certifications to the OIG. Additionally, the CIA specifically requires that we report substantial overpayments that we discover we have received from federal health care programs, as well as probable violations of federal health care laws. Upon breach of the CIA, we could become liable for payment of certain stipulated penalties, or could be excluded from participation in federal health care programs. The corporate integrity agreement has a term of five years.

During the course of our compliance with the CIA we have identified several such reportable events and have notified the OIG as required. The final resolution of these matters is still pending. As of December 31, 2015, we have an accrual in the amount of $4.7 million to cover all repayments of extrapolated overpayments, damages and penalties that we believe could be assessed.

Computer Inventory and Data Security Reporting

On March 1 and March 2, 2015, we provided official notice under federal and state data privacy laws concerning the outcome of an extensive risk management process to locate and verify our large computer inventory. The process identified approximately 142 encrypted computers and laptops for which reports were required under federal and state data privacy laws. The devices at issue were originally assigned to Company clinicians and other team members who left the Company between 2011 and 2014. We reported these devices to the U.S. Department of Health and Human Services, state agencies, and individuals whose information may be involved, as required under applicable law because we could not rule out unauthorized access to patient data on the devices. The Office of Civil Rights, U.S. Department of Health and Human Services (“OCR”) is reviewing our compliance with applicable laws, as is typical for any data breach involving more than 500 individuals. We are cooperating with OCR in its review and if any other regulatory reviews are formally commenced, will cooperate with applicable regulatory authorities. In accordance with our CIA, we have notified the OIG of this matter.

Third Party Audits

From time to time, in the ordinary course of business, we are subject to audits under various governmental programs in which third party firms engaged by CMS conduct extensive review of claims data to identify potential improper payments under the Medicare program.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

In January 2010, our subsidiary that provides home health services in Dayton, Ohio received from a Medicare Program Safeguard Contractor (“PSC”) a request for records regarding 137 claims submitted by the subsidiary paid from January 2, 2008 through November 10, 2009 (the “Claim Period”) to determine whether the underlying services met pertinent Medicare payment requirements. Based on the PSC’s findings for 114 of the claims, which were extrapolated to all claims for home health services provided by the Dayton subsidiary paid during the Claim Period, on March 9, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment of approximately $5.6 million. We dispute these findings, and our Dayton subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. A consolidated administrative law judge (“ALJ”) hearing was held in late March 2013. In January 2014, the ALJ found fully in favor of our Dayton subsidiary on 74 appeals and partially in favor of our Dayton subsidiary on eight appeals. Taking into account the ALJ’s decision, certain determinations that our Dayton subsidiary decided not to appeal as well as certain determinations made by the MAC, of the 114 claims that were originally extrapolated by the MAC, 76 claims have now been decided in favor of our Dayton subsidiary in full, 10 claims have been decided in favor of our Dayton subsidiary in part, and 28 claims have been decided against or not appealed by our Dayton subsidiary. The ALJ has ordered the MAC to recalculate the extrapolation amount based on the ALJ’s decision. The Medicare Appeals Council can decide on its own motion to review the ALJ’s decisions. As of December 31, 2015, we have recorded no liability with respect to the pending appeals as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a Zone Program Integrity Contractor (“ZPIC”) a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the MAC for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. An ALJ hearing was held in early January 2015. On January 18, 2016 we received a letter dated January 6, 2016 referencing the ALJ hearing decision for the overpayment issued on June 6, 2011. The decision was partially favorable with a new overpayment amount of $3.7 million with a balance owed of $5.6 million including interest based on 9 disputed claims (originally 16). We filed an appeal to the Medicare Appeals Council on the remaining 9 disputed claims and also argued that the statistical method used to select the sample was not valid. No assurances can be given as to the timing or outcome of the Medicare Appeals Council decision. In the event we pay any amount of this alleged overpayment, we are indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. As of December 31, 2015, we have recorded no liability for this claim as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

Operating Leases

We have leased office space at various locations under non-cancelable agreements that expire between 2016 and 2026, and require various minimum annual rentals. Our typical operating leases are for lease terms of one to seven years and may include, in addition to base rental amounts, certain landlord pass-through costs for our pro-rata share of the lessor’s real estate taxes, utilities and common area maintenance costs. Some of our operating leases contain escalation clauses, in which annual minimum base rentals increase over the term of the lease.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

Total minimum rental commitments as of December 31, 2015 are as follows (amounts in millions):

2016	$23.5
2017	16.0
2018	11.2
2019	7.4
2020	4.3
Future years	5.5

Total	$67.9

Rent expense for non-cancelable operating leases was $23.7 million, $26.5 million and $29.8 million for 2015, 2014 and 2013.

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

	As of December 31,
Type of Insurance	2015	2014
Health insurance	$11.7	$11.2
Workers’ compensation	23.9	20.8
Professional liability	4.1	3.9

	39.7	35.9
Less: long-term portion	(0.9)	(1.0)

	$38.8	$34.9

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

December 31, 2015

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

During 2015, 2014 and 2013, our match of contributions to be made to each eligible employee contribution is $0.375 for every $1.00 of contribution made up to the first 6% of their salary. The match is discretionary and thus is subject to change at the discretion of management. These contributions are made in the form of our common stock, valued based upon the fair value of the stock as of the end of each calendar quarter end. We expensed approximately $6.1 million, $6.2 million and $7.8 million for 2015, 2014 and 2013, respectively.

Deferred Compensation Plan

We had a Deferred Compensation Plan for additional tax-deferred savings to a select group of management or highly compensated employees. Amounts credited under the Deferred Compensation Plan were funded into a rabbi trust, which is managed by a trustee. The trustee has the discretion to manage the assets of the Deferred Compensation Plan as deemed fit, thus the assets are not necessarily reflective of the same investment choices made by the participants.

Effective January 1, 2015, all prospective salary deferrals ceased. Participants will be allowed to make transactions with any remaining account balances as they wish per plan guidelines.

12. STOCK REPURCHASE PROGRAM

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

During 2015, pursuant to this program, we repurchased 116,859 shares of our common stock at a weighted average price of $39.20 per share and a total cost of approximately $4.6 million. The repurchased shares are classified as treasury shares.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

13. EXIT AND RESTRUCTURING ACTIVITIES

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

In addition to the exit activity related to the care centers mentioned above, we consolidated 21 operating home health care centers and four operating hospice care centers with care centers servicing the same markets and closed 22 home health care centers and four hospice care centers during 2014. In connection with these care centers, we recorded non-cash charges of $2.2 million in other intangibles impairment expense related to the write-off of intangible assets, $2.1 million in other general and administrative expenses related to lease termination costs and $2.1 million in salaries and benefits related to severance costs. These care centers were not concentrated in certain selected geographical areas and did not meet the criteria to be classified as discontinued operations in accordance with applicable accounting guidance.

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

The care centers that were closed or sold in 2013 are presented in discontinued operations in our consolidated financial statements. See Note 4 – Discontinued Operations and Assets Held For Sale for additional information.

Restructuring Activity

During 2014, we restructured our regional leadership and corporate support functions. As such, we recorded charges of $3.4 million in salaries and benefits related to severance costs. In addition, during 2014, William F. Borne stepped down from his positions as Chief Executive Officer, Chairman and a member of our Board of Directors and we recorded charges of $2.3 million in salaries and benefits related to severance costs.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

Our reserve activity for our 2014 and 2013 exit and restructuring activity is as follows (amounts in millions):

	2014 Exit Activity		2013 Exit Activity
	Lease Termination	Severance	Lease Termination	Severance
Balances at December 31, 2012	$—	$—	$—	$—
Charge in 2013	—	—	2.0	1.8
Cash expenditures in 2013	—	—	(0.5)	(0.5)

Balances at December 31, 2013	—	—	1.5	1.3
Charge in 2014	2.1	7.8	—	—
Cash expenditures in 2014	(1.6)	(5.5)	(1.2)	(1.3)

Balances at December 31, 2014	0.5	2.3	0.3	—
Charge in 2015	—	—	—	—
Cash expenditures in 2015	(0.4)	(1.9)	(0.2)	—

Balances at December 31, 2015	$0.1	$0.4	$0.1	$—

14. VALUATION AND QUALIFYING ACCOUNTS

The following table summarizes the activity and ending balances in our allowance for doubtful accounts and estimated revenue adjustments (amounts in millions):

Allowance for Doubtful Accounts

Year End	Balance at Beginning of Year	Provision for Doubtful Accounts(1)	Write-Offs	Balance at End of Year
2015	$14.3	$14.1	$(11.9)	$16.5
2014	14.2	16.4	(16.3)	14.3
2013	21.0	16.4	(23.2)	14.2
(1)	Includes $0.1 million and $0.6 million from discontinued operations for the years ended December 31, 2014 and 2013, respectively.

Estimated Revenue Adjustments

Year End	Balance at Beginning of Year	Provision for Estimated Revenue Adjustments(1)	Write-Offs	Balance at End of Year
2015	$3.1	$6.1	$(5.2)	$4.0
2014	3.9	5.1	(5.9)	3.1
2013	6.4	9.4	(11.9)	3.9
(1)	Includes $0.1 million and $0.4 million from discontinued operations for the years ended December 31, 2014 and 2013, respectively.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

15. SEGMENT INFORMATION

Our operations involve servicing patients through our two reportable business segments: home health and hospice. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from surgery, have a chronic disability or terminal illness or need assistance with the essential activities of daily living. Our hospice segment provides palliative care and comfort to terminally ill patients and their families. The “other” column in the following tables consists of costs relating to executive management and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration.

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

	For the Year Ended December 31, 2015
	Home Health	Hospice	Other	Total
Net service revenue	$1,005.1	$275.4	$—	$1,280.5
Cost of service, excluding depreciation and amortization	584.2	141.7	—	725.9
General and administrative expenses	263.2	62.7	126.5	452.4
Provision for doubtful accounts	12.2	1.9	—	14.1
Depreciation and amortization	5.2	1.4	13.4	20.0
Goodwill and other intangibles impairment charge	—	—	77.3	77.3

Operating expenses	864.8	207.7	217.2	1,289.7

Operating income (loss)	$140.3	$67.7	$(217.2)	$(9.2)

	For the Year Ended December 31, 2014
	Home Health	Hospice	Other	Total
Net service revenue	$956.9	$247.6	$—	$1,204.5
Cost of service, excluding depreciation and amortization	559.4	131.7	—	691.1
General and administrative expenses	269.0	58.3	114.4	441.7
Provision for doubtful accounts	14.8	1.5	—	16.3
Depreciation and amortization	9.0	2.1	17.2	28.3
Goodwill and other intangibles impairment charge	1.6	1.5	—	3.1

Operating expenses	853.8	195.1	131.6	1,180.5

Operating income (loss)	$103.1	$52.5	$(131.6)	$24.0

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

	For the Year Ended December 31, 2013
	Home Health	Hospice	Other	Total
Net service revenue	$987.7	$261.6	$—	$1,249.3
Cost of service, excluding depreciation and amortization	578.9	139.1	—	718.0
General and administrative expenses	304.8	64.7	104.5	474.0
Provision for doubtful accounts	10.2	5.7	—	15.9
Depreciation and amortization	10.3	2.1	24.5	36.9
U.S. Department of Justice settlement	—	—	150.0	150.0
Goodwill and other intangibles impairment charge	8.5	1.0	—	9.5

Operating expenses	912.7	212.6	279.0	1,404.3

Operating income (loss)	$75.0	$49.0	$(279.0)	$(155.0)

16. UNAUDITED SUMMARIZED QUARTERLY FINANCIAL INFORMATION

			Net Income (Loss) Attributable to Amedisys, Inc. Common Stockholders(1)
	Revenue	Net Income (Loss) Attributable to Amedisys, Inc.	Basic	Diluted
2015:
1st Quarter (2)(3)	$301.6	$(35.0)	$(1.07)	$(1.07)
2nd Quarter (3)	314.1	10.6	0.32	0.32
3rd Quarter (2)(3)(5)	326.4	8.4	0.25	0.25
4th Quarter (3)(4)(5)	338.4	12.9	0.39	0.38

	$1,280.5	$(3.0)	$(0.09)	$(0.09)

2014:
1st Quarter (6)(7)	$298.7	$(12.4)	$(0.39)	$(0.39)
2nd Quarter (8)(9)	305.0	7.6	0.24	0.23
3rd Quarter (9)(10)	300.3	8.4	0.26	0.26
4th Quarter (6)	300.5	9.1	0.28	0.28

	$1,204.5	$12.8	$0.39	$0.39

(1)	Because of the method used in calculating per share data, the quarterly per share data may not necessarily total to the per share data as computed for the entire year.
(2)

During the first quarter of 2015, we recorded a non-cash asset impairment charge to write-off the software costs incurred related to the development of AMS3 Home Health and Hospice in the amount of $45.5 million, net of income taxes. During the third quarter of 2015, we recorded a non-cash asset impairment charge related to our corporate headquarters in the amount of $1.2 million, net of income taxes.

(3)

During each of the four quarters of 2015, we incurred certain costs associated with various legal matters. Net of income taxes, these costs amounted to $1.3 million, $4.8 million, $0.2 million and $(1.1) million for the three-month periods ended March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015, respectively.

(4)	During the fourth quarter of 2015, we recorded an accrual related to an OIG Self-Disclosure matter. Net of income taxes, this charge amounted to $3.4 million.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2015

(5)

During the third and fourth quarters of 2015, we incurred certain costs associated with the implementation of Homecare Homebase. Net of income taxes, these costs amounted to $1.2 million and $1.4 million for the three-month periods ended September 30, 2015 and December 31, 2015, respectively.

(6)	During the first and fourth quarters of 2014, we recognized non-cash other intangibles impairment charges of $1.4 million and $0.6 million, net of income taxes.
(7)

During the first quarter of 2014, we recorded charges for the accrual of various relators’ attorneys’ fees and expenses in connection with the settlement agreement to resolve the U.S. Department of Justice investigation and the Stark Law Self-Referral matter and exit and restructuring activity costs. Net of income taxes, these charges amounted to $2.4 million and $6.1 million, respectively.

(8)

During the second quarter of 2014, we recorded an accrual related to an OIG Self-Disclosure matter. Net of income taxes, this charge amounted to $0.9 million. Additionally, our results included a software write-off in the amount of $0.9 million, net of income taxes.

(9)

Our results for the second quarter of 2014, included a gain related to the sale of care centers in the amount of $1.3 million, net of income taxes. Our results for the three months ended September 30, 2014, included a loss related to the disposal of our in-patient facility in the amount of $0.3 million, net of income taxes.

(10)	During the third quarter of 2014, we recorded a charge related to the write-off of deferred financing fees in the amount of $0.3 million, net of income taxes.

17. SUBSEQUENT EVENT

On March 1, 2016, we acquired Associated Home Care, a private-duty home healthcare company with nine care centers for a purchase price of $28 million.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2015, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded our internal control over financial reporting was effective as of December 31, 2015.

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

In conducting this evaluation, management did not include an assessment of internal control over financial reporting at Infinity HomeCare. As previously disclosed, on December 31, 2015, the Company completed the acquisition of Infinity HomeCare and consolidated the financial results of Infinity effective as of such date. Infinity accounted for approximately 1% of total assets and no revenue as of and for the year ended December 31, 2015. As a result of its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015 based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

Changes in Internal Controls

During 2015, we began the implementation of Homecare Homebase (“HCHB”) with a total of 84 care centers operating on HCHB as of December 31, 2015. The Company has included the changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing implementation activities as part of its review of internal controls over financial reporting.

There have been no other changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of December 2015, the end of the period covered by this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Amedisys, Inc.:

We have audited Amedisys, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Amedisys, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Amedisys, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013), issued by COSO.

Amedisys, Inc. acquired Infinity HomeCare on December 31, 2015, and management excluded from its assessment of the effectiveness of Amedisys, Inc.’s internal control over financial reporting as of December 31, 2015, Infinity HomeCare’s internal control over financial reporting associated with approximately 1% of total assets and no revenues included in the consolidated financial statements of Amedisys, Inc as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of Amedisys, Inc. also excluded an evaluation of the internal control over financial reporting of Infinity HomeCare.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Amedisys, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 9, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baton Rouge, Louisiana

March 9, 2016

ITEM	9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the 2016 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

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

The information required by this item is incorporated by reference to the 2016 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2016 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2016 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the 2016 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

		All financial statements are set forth under Part II, Item 8 of this report.

	2.	Financial Statement Schedules

		There are no financial statement schedules included in this report as they are either not applicable or included in the financial statements.

	3.	Exhibits

		The Exhibits are listed in the Exhibit Index required by Item 601 of Regulation S-K immediate following the signature pages of this report, which is incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDISYS, INC.

By:	/S/ PAUL B. KUSSEROW
Paul B. Kusserow,
President, Chief Executive Officer and
Member of the Board

Date: March 9, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/S/ PAUL B. KUSSEROW Paul B. Kusserow	President, Chief Executive Officer and Member of the Board (Principal Executive Officer)	March 9, 2016

/S/ RONALD A. LABORDE Ronald A. LaBorde	Vice Chairman, Chief Financial Officer and Member of the Board (Principal Financial Officer)	March 9, 2016

/S/ SCOTT G. GINN Scott G. Ginn	Senior Vice President of Finance and Accounting and Controller (Principal Accounting Officer)	March 9, 2016

/S/ LINDA J. HALL Linda J. Hall	Director	March 9, 2016

/S/ JAKE L. NETTERVILLE Jake L. Netterville	Director	March 9, 2016

/S/ BRUCE D. PERKINS Bruce D. Perkins	Director	March 9, 2016

/S/ DONALD A. WASHBURN Donald A. Washburn	Non-Executive Chairman of the Board	March 9, 2016

/S/ NATHANIEL M. ZILKHA Nathaniel M. Zilkha	Director	March 9, 2016

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed and the exhibits marked with a double cross (††) are furnished with this Form 10-K. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K. The registrant agrees to furnish to the Commission supplementally upon request a copy of any schedules or exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K of any material plan of acquisition, disposition or reorganization set forth below.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through February 24, 2014	The Company’s Annual Report on Form 10-K for the year ended December 31, 2013	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

10.1	Form of Director Indemnification Agreement dated February 12, 2009	The Company’s Annual Report on Form 10-K for the year ended December 31, 2008	0-24260	10.1

10.2*	Amended and Restated Amedisys, Inc. Employee Stock Purchase Plan dated June 7, 2012	The Company’s Current Report on Form 8-K filed June 8, 2012	0-24260	10.1

10.3*	Composite Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan (inclusive of Plan amendments dated June 7, 2012 and October 25, 2012, April 23, 2015 and June 4, 2015 and the full text of the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan)	Appendix A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013	0-24260	10.3

10.4*	Form of Nonvested Stock Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	0-24260	10.3

10.5*	Form of Restricted Stock Unit Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	0-24260	10.4

10.6*	Form of Stock Option Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Annual Report on Form 10-K for the year ended December 31, 2014	0-24260	10.6

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.7*	Form of Performance Stock Option Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Annual Report on Form 10-K for the year ended December 31, 2014	0-24260	10.7

10.8	Form of Restricted Stock Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Annual Report on Form 10-K for the year ended December 31, 2014	0-24260	10.8

10.9*	Form of Restricted Performance Stock Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Annual Report on Form 10-K for the year ended December 31, 2014	0-24260	10.9

10.10*	Composite Amedisys, Inc. 1998 Stock Option Plan (inclusive of amendments dated June 10, 2004, June 8, 2006 and June 22, 2006 and the full text of the Amedisys, Inc. 1998 Stock Option Plan)	The Company’s Registration Statement on Form S-8 filed June 22, 2007	333-143967	4.2

10.11*	Composite Director’s Stock Option Plan (inclusive of Plan amendments dated June 10, 2004, and the full text of the Directors Stock Option Plan)	The Company’s Annual Report on Form 10-K for the year ended December 31, 2005	0-24260	10.4

10.12*	Employment Agreement dated December 11, 2014 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Paul B. Kusserow	The Company’s Annual Report on Form 10-K for the year ended December 31, 2014	0-24260	10.12

10.13.1*	Employment Agreement dated November 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Ronald A. LaBorde	The Company’s Current Report on Form 8-K filed November 2, 2011	0-24260	10.1

10.13.2*	Amendment No. 1 dated December 29, 2011 to Employment Agreement dated November 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Ronald A. LaBorde	The Company’s Current Report on Form 8-K filed December 30, 2011	0-24260	10.2

10.13.3*	Amendment No. 2 dated December 19, 2012 to Employment Agreement dated November 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Ronald A. LaBorde	The Company’s Annual Report on Form 10-K for the year ended December 31, 2013	0-24260	10.10.3

10.13.4*	Amendment No. 3 dated May 1, 2014 to Employment Agreement dated November 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Ronald A. LaBorde	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	0-24260	10.4

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.14*	Agreement by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Dale E. Redman dated as of March 24, 2014	The Company’s Current Report on Form 8-K dated March 19, 2014	0-24260	99.1

10.15.1*	Amended and Restated Employment Agreement dated January 3, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Jeffrey D. Jeter	The Company’s Current Report on Form 8-K filed January 7, 2011	0-24260	10.2

10.15.2*	Amendment No. 1 dated December 19, 2012 to Amended and Restated Employment Agreement dated January 3, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Jeffrey D. Jeter	The Company’s Annual Report on Form 10-K for the year ended December 31, 2013	0-24260	10.11.12

10.15.3*	Amendment No. 2 dated May 1, 2014 to Amended and Restated Employment Agreement dated January 3, 2011 by and among Amedisys, Inc., Amedisys Holding L.L.C. and Jeffrey D. Jeter	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	0-24260	10.6

10.16.1*	Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and David R. Bucey	The Company’s Current Report on Form 8-K filed July 27, 2010	0-24260	10.2

10.16.2*	Amendment No. 1 dated January 3, 2011 to Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and David R. Bucey	The Company’s Current Report on Form 8-K filed January 7, 2011	0-24260	10.7

10.16.3*	Amendment No. 2 dated December 19, 2012 to Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and David R. Bucey	The Company’s Annual Report on Form 10-K for the year ended December 31, 2013	0-24260	10.13.3

10.16.4*	Amendment No. 3 dated May 1, 2014 to Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and David R. Bucey	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	0-24260	10.7

10.17.1*	Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Michael O. Fleming, M.D.	The Company’s Current Report on Form 8-K filed July 27, 2010	0-24260	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.17.2*	Amendment No. 1 dated January 3, 2011 to Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Michael O. Fleming, M.D.	The Company’s Current Report on Form 8-K filed January 7, 2011	0-24260	10.6

10.17.3*	Amendment No. 2 dated December 19, 2012 to Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Michael O. Fleming, M.D.	The Company’s Annual Report on Form 10-K for the year ended December 31, 2013	0-24260	10.12.3

10.17.4*	Amendment No. 3 dated May 1, 2014 to Amended and Restated Employment Agreement dated July 23, 2010 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Michael O. Fleming, M.D.	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	0-24260	10.5

10.18	Amedisys Holding, L.L.C. Severance Plan for Key Executives dated as of April 30, 2015 (inclusive of all amendments thereto adopted on or before December 17, 2015)	The Company’s Current Report on Form 8-K dated December 22, 2015	0-24260	10.1

10.19.1	Credit Agreement dated October 26, 2012 among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the several banks and other financial institutions party thereto from time to time, BOKF, NA DBA Bank of Texas, Compass Bank, Fifth Third Bank and RBS Citizens, N.A., as Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arrangers and Joint Bookrunners	The Company’s Current Report on Form 8-K filed on October 30, 2012	0-24260	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.19.2	First Amendment and Limited Waiver dated as of September 4, 2013 to the Credit Agreement dated October 26, 2012 among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the several banks and other financial institutions party thereto from time to time, BOKF, NA DBA Bank of Texas, Compass Bank, Fifth Third Bank and RBS Citizens, N.A., as Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arrangers and Joint Bookrunners	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	0-24260	10.1.1

10.19.3	Second Amendment dated as of November 11, 2013 to the Credit Agreement dated October 26, 2012 among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the several banks and other financial institutions party thereto from time to time, BOKF, NA DBA Bank of Texas, Compass Bank, Fifth Third Bank and RBS Citizens, N.A., as Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arrangers and Joint Bookrunners	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	0-24260	10.1.2

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.19.4	Third Amendment dated as of April 17, 2014 to the Credit Agreement dated October 26, 2012 among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the several banks and other financial institutions party thereto from time to time, BOKF, NA DBA Bank of Texas, Compass Bank, Fifth Third Bank and RBS Citizens, N.A., as Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arrangers and Joint Bookrunners	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014	0-24260	10.3

10.19.5	Fourth Amendment dated as of July 28, 2014 to the Credit Agreement dated October 26, 2012 among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the several banks and other financial institutions party thereto from time to time, BOKF, NA DBA Bank of Texas, Compass Bank, Fifth Third Bank and RBS Citizens, N.A., as Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arrangers and Joint Bookrunners	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	0-24260	10.1.2

10.20	Security and Pledge Agreement dated as of November 11, 2013, among Amedisys, Inc., Amedisys Holding, L.L.C., the Guarantors party thereto and JPMorgan Chase Bank, N.A., not in its individual capacity but solely as Administrative Agent	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	0-24260	10.2

10.21	Second Lien Credit Agreement dated as of July 28, 2014 by and among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the banks and other financial institutions or entities from time to time parties thereto as lenders, and Cortland Capital Market Services LLC, as Administrative Agent	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	0-24260	10.8

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.22	Second Lien Security and Pledge Agreement dated as of July 28, 2014 by and among Amedisys, Inc., Amedisys Holding, L.L.C, the guarantors party thereto and Cortland Capital Market Services LLC, not in its individual capacity, but solely as collateral agent for the secured parties	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	0-24260	10.9

10.23	Intercreditor Agreement dated as of July 28, 2014 by and among JPMorgan Chase Bank, N.A., as Administrative Agent for the first priority secured parties, Cortland Capital Market Services LLC, as Administrative Agent for the second priority secured parties, and the direct and indirect subsidiaries of Amedisys, Inc. and Amedisys Holding, L.L.C. from time to time party thereto	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	0-24260	10.10

10.24.1

Credit Agreement dated as of August 28, 2015, among Amedisys, Inc. and Amedisys Holding, L.L.C., as borrowers, certain subsidiaries of Amedisys, Inc. party thereto as guarantors, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, Citizens Bank, N.A., Compass Bank, Fifth Third Bank, and Regions Bank, as Co-Documentation Agents, the lenders party thereto, Merrill Lynch, Pierce Fenner & Smith Incorporated, Citizens Bank N.A., Fifth Third Bank and J.P. Morgan Securities LLC, as Joint Lead Arrangers, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Bookrunners

		The Company’s Current Report on Form 8-K filed September 2, 2015	0-24260	10.1

10.24.2	Security Agreement dated as of August 28, 2015, among Amedisys, Inc. and Amedisys Holding, L.L.C., as borrowers, certain other parties identified as “grantors” on the signature pages thereto and Bank of America, N.A., in its capacity as Administrative Agent	The Company’s Current Report on Form 8-K filed September 2, 2015	0-24260	10.2

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.24.3	Pledge Agreement dated as of August 28, 2015, among Amedisys, Inc. and Amedisys Holding, L.L.C., as borrowers, certain other parties identified as “pledgers” on the signature pages thereto, and Bank of America, N.A., in its capacity as Administrative Agent	The Company’s Current Report on Form 8-K filed September 2, 2015	0-24260	10.3

10.25	Settlement Agreement effective April 23, 2014 by and among (a) the United States of America, acting through the United States Department of Justice and on Behalf of the Office of Inspector General of the Department of Health and Human Services, (b) Amedisys, Inc. and Amedisys Holding, L.L.C. and (c) the various Relators named therein	The Company’s Current Report on Form 8-K filed on April 24, 2014	0-24260	10.1

10.26	Corporate Integrity Agreement effective April 22, 2014 between the Office of Inspector General of the Department of Health and Human Services and Amedisys, Inc. and Amedisys Holding, L.L.C.	The Company’s Current Report on Form 8-K filed on April 24, 2014	0-24260	10.2

† 10.27

Agreement and Plan of Merger dated October 31, 2015 by and among Amedisys Health Care West, L.L.C., IHC Acquisitions, L.L.C., Infinity Home Care, L.L.C., Axiom HealthEquity Holdings Management, LLC, Infinity Healthcare Holdings, LLC, and Amedisys, Inc.

† 10.28

Agreement of Purchase and Sale dated as of November 25, 2015, between Amedisys, Inc., through its wholly-owned subsidiary, Amedisys Property, L.L.C., as seller and Franciscan Missionaries of Our Lady of the Lake Heath System, Inc., as purchaser.

† 21.1	Subsidiaries of the Registrant

† 23.1	Consent of KPMG LLP

† 31.1	Certification of Paul B. Kusserow, President and Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

† 31.2	Certification of Ronald A. LaBorde, Vice Chairman and Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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