Form 10-Q
period 2016-03-31
AMEDISYS INC
filed 2016-05-04
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 33,418,579 shares outstanding as of April 29, 2016.

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

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as required by law. For a discussion of some of the factors discussed above as well as additional factors, see our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 10, 2016, particularly, Part I, Item 1A. Risk Factors therein, which are incorporated herein by reference and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. Additional risk factors may also be described in reports that we file from time to time with the SEC.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31, 2016 (Unaudited)	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$7,824	$27,502
Patient accounts receivable, net of allowance for doubtful accounts of $16,751 and $16,526	153,860	125,010
Prepaid expenses	9,086	8,110
Other current assets	5,959	14,641

Total current assets	176,729	175,263
Property and equipment, net of accumulated depreciation of $143,277 and $141,793	43,963	42,695
Goodwill	285,124	261,663
Intangible assets, net of accumulated amortization of $25,885 and $25,386	43,548	44,047
Deferred income taxes	121,367	125,245
Other assets, net	34,914	32,802

Total assets	$705,645	$681,715

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$33,627	$25,682
Payroll and employee benefits	82,837	72,546
Accrued expenses	63,903	71,965
Current portion of long-term obligations	20,000	5,000

Total current liabilities	200,367	175,193
Long-term obligations, less current portion	90,565	91,630
Other long-term obligations	3,934	4,456

Total liabilities	294,866	271,279

Commitments and Contingencies - Note 5
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 34,849,466 and 34,786,966 shares issued; and 33,340,512 and 33,607,282 shares outstanding	35	35
Additional paid-in capital	510,881	504,290
Treasury stock at cost 1,508,954 and 1,179,684 shares of common stock	(39,529)	(26,966)
Accumulated other comprehensive income	15	15
Retained earnings	(61,593)	(67,806)

Total Amedisys, Inc. stockholders’ equity	409,809	409,568
Noncontrolling interests	970	868

Total equity	410,779	410,436

Total liabilities and equity	$705,645	$681,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three-Month Periods Ended March 31
	2016	2015
Net service revenue	$348,817	$301,572
Cost of service, excluding depreciation and amortization	201,837	170,961
General and administrative expenses:
Salaries and benefits	76,717	68,555
Non-cash compensation	4,070	2,384
Other	46,717	33,070
Provision for doubtful accounts	3,940	2,976
Depreciation and amortization	4,473	6,537
Asset impairment charge	—	75,193

Operating expenses	337,754	359,676

Operating income (loss)	11,063	(58,104)
Other (expense) income:
Interest income	22	22
Interest expense	(1,112)	(2,426)
Equity in (loss) earnings from equity method investments	(5)	1,951
Miscellaneous, net	735	2,134

Total other (expense) income, net	(360)	1,681

Income (loss) before income taxes	10,703	(56,423)
Income tax (expense) benefit	(4,388)	21,591

Net income (loss)	6,315	(34,832)
Net income attributable to noncontrolling interests	(102)	(177)

Net income (loss) attributable to Amedisys, Inc.	$6,213	$(35,009)

Basic earnings per common share:
Net income (loss) attributable to Amedisys, Inc. common stockholders	$0.19	$(1.07)
Weighted average shares outstanding	32,920	32,739
Diluted earnings per common share:
Net income (loss) attributable to Amedisys, Inc. common stockholders	$0.19	$(1.07)
Weighted average shares outstanding	33,508	32,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Three-Month Periods Ended March 31
	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$6,315	$(34,832)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,473	6,537
Provision for doubtful accounts	3,940	2,976
Non-cash compensation	4,070	2,384
401(k) employer match	1,737	1,813
Loss on disposal of property and equipment	360	196
Deferred income taxes	4,038	(22,165)
Equity in loss (earnings) from equity method investments	5	(1,951)
Amortization of deferred debt issuance costs/debt discount	185	276
Return on equity investment	362	645
Asset impairment charge	—	75,193
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(27,689)	(14,302)
Other current assets	7,845	(3,677)
Other assets	(2,775)	(1,014)
Accounts payable	9,098	8,156
Accrued expenses	801	(5,681)
Other long-term obligations	(521)	(71)

Net cash provided by operating activities	12,244	14,483

Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	230	64
Purchases of deferred compensation plan assets	—	(19)
Purchases of property and equipment	(6,702)	(2,113)
Acquisitions of businesses, net of cash acquired	(27,682)	—

Net cash used in investing activities	(34,154)	(2,068)

Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options and warrants	—	181
Proceeds from issuance of stock to employee stock purchase plan	638	504
Tax benefit from stock options exercised and restricted stock vesting	159	—
Proceeds from revolving line of credit	40,500	40,800
Repayments of revolving line of credit	(25,500)	(55,800)
Principal payments of long-term obligations	(1,250)	(3,000)
Purchase of company stock	(12,315)	—

Net cash provided by (used in) financing activities	2,232	(17,315)

Net decrease in cash and cash equivalents	(19,678)	(4,900)
Cash and cash equivalents at beginning of period	27,502	8,032

Cash and cash equivalents at end of period	$7,824	$3,132

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$648	$1,827

Cash paid for income taxes, net of refunds received	$(7)	$(89)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Amedisys, Inc., a Delaware corporation, and its consolidated subsidiaries (“Amedisys,” “we,” “us,” or “our”) are a multi-state provider of home health and hospice services with approximately 79% and 81% of our revenue derived from Medicare for the three-month periods ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we owned and operated 329 Medicare-certified home health care centers, 79 Medicare-certified hospice care centers and nine personal-care care centers in 34 states within the United States and the District of Columbia.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented. This report should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”) on March 10, 2016 (the “Form 10-K”), which includes information and disclosures not included herein.

Use of Estimates

Our accounting and reporting policies conform with U.S. GAAP. In preparing the unaudited condensed consolidated financial statements, we are required to make estimates and assumptions that impact the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Reclassifications and Comparability

Certain reclassifications have been made to prior periods’ financial statements in order to conform to the current period’s presentation. In compliance with Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, we have reclassified 2015 amounts related to unamortized debt issuance costs from other assets, net to long-term obligations, less current portion.

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

We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a variable interest entity in which we are the primary beneficiary. The book value of investments that we accounted for under the equity method of accounting was $25.4 million as of March 31, 2016 and $25.7 million as of December 31, 2015. We account for investments in entities in which we have less than a 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee.

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

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of March 31, 2016 and 2015, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and, therefore, the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our condensed consolidated balance sheets for such periods.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Hospice Revenue Recognition

Hospice Medicare Revenue

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounts for 98% of our total net Medicare hospice service revenue for each of the three-month periods ended March 31, 2016, and 2015. We make adjustments to Medicare revenue for an inability to obtain appropriate billing documentation or acceptable authorizations and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes our historical collection rate on Medicare claims, and record it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable.

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap for each provider number, we monitor these caps and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in other accrued liabilities. Beginning for the cap year ending October 31, 2014, providers are required to self-report and pay their estimated cap liability by March 31st of the following year. As of March 31, 2016, we have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2012. As of March 31, 2016 and December 31, 2015, we have recorded $1.3 million and $1.4 million, respectively, for estimated amounts due back to Medicare in other accrued liabilities for the Federal cap years ended October 31, 2013 through October 31, 2016.

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

Patient Accounts Receivable

Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. As of March 31, 2016 there is one single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables (approximately 11.6%). Thus we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable. We fully reserve for accounts which are aged at 365 days or greater. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible.

We believe the credit risk associated with our Medicare accounts, which represent 60% and 64% of our net patient accounts receivable at March 31, 2016 and December 31, 2015, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable, which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. During the three-month periods ended March 31, 2016 and 2015, we recorded $1.7 million and $1.5 million, respectively, in estimated revenue adjustments to Medicare revenue.

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

The following table summarizes the balances related to our property and equipment for the periods indicated (amounts in millions):

	March 31, 2016	December 31, 2015
Building and leasehold improvements	5.1	2.3
Equipment and furniture	89.2	89.6
Computer software	93.0	92.6

	187.3	184.5
Less: accumulated depreciation	(143.3)	(141.8)

	$44.0	$42.7

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

Our deferred compensation plan assets are recorded at fair value and are considered a level 2 measurement. For our other financial instruments, including our cash and cash equivalents, patient accounts receivable, accounts payable, payroll and employee benefits and accrued expenses, we estimate the carrying amounts’ approximate fair value. As of March 31, 2016, the carrying amount of our long-term debt is subject to a variable rate of interest based on current market rates, and as such, the carrying value approximates fair value.

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

	For the Three-Month Periods Ended March 31
	2016	2015
Weighted average number of shares outstanding - basic	32,920	32,739
Effect of dilutive securities:
Stock options	82	—
Non-vested stock and stock units	506	—

Weighted average number of shares outstanding - diluted	33,508	32,739

Anti-dilutive securities	319	875

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue for which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP. In August 2015, the FASB issued 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of the standard from January 1, 2017 to January 1, 2018, with an option that permits companies to adopt the standard as early as the original effective date. The new ASU reflects the decisions reached by the FASB at its meeting in July 2015. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 and ASU 2015-14 will have on its consolidated financial statements and related disclosures, its transition method and the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. We adopted this ASU during three-month period ended March 31, 2016, and applied the change retrospectively for prior period balances of unamortized debt issuance costs, resulting in a $3.4 million reduction in other assets, net and long-term obligations, less current portion, on our condensed consolidated balance sheet as of December 31, 2015.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which will simplify the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liability and classification on the statement of cash flows. The ASU is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the effect that ASU 2016-09 will have on its consolidated financial statements and related disclosures and the effect of the standard on its ongoing financial reporting.

3. ACQUISITIONS

We complete acquisitions from time to time in order to pursue our strategy of increasing our market presence by expanding our service base and enhancing our position in certain geographic areas as a leading provider of home health and hospice services. The purchase price paid for acquisitions is negotiated through arm’s length transactions, with consideration based on our analysis of, among other things, comparable acquisitions and expected cash flows. Acquisitions are accounted for as purchases and are included in our consolidated financial statements from their respective acquisition dates. Goodwill generated from acquisitions is recognized for the excess of the purchase price over tangible and identifiable intangible assets because of the expected contributions of the acquisitions to our overall corporate strategy. We typically engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets. Preliminary purchase price allocation is adjusted, as necessary, up to one year after the acquisition closing date if management obtains more information regarding asset valuations and liabilities assumed.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On March 1, 2016, we acquired Associated Home Care for a total purchase price of $27.7 million, net of cash acquired (subject to certain adjustments), of which $0.5 million was placed in escrow for indemnification purposes and working capital price adjustments. The purchase price was paid with cash on hand on the date of the transaction. Associated Home Care owns and operates 9 care centers servicing the state of Massachusetts. Based on our preliminary purchase price allocation, in connection with the acquisition, we recorded goodwill ($23.5 million) and other assets and liabilities, net ($4.2 million). The purchase price allocation is pending finalization of the report from our outside appraisal firm and the impact on goodwill and other intangibles.

4. LONG-TERM OBLIGATIONS

Long-term debt consisted of the following for the periods indicated (amounts in millions):

	March 31, 2016	December 31, 2015
$100.0 million Term Loan; principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (2.43% at March 31, 2016); due August 28, 2020	$98.8	$100.0
$200.0 million Revolving Credit Facility; interest only payments; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (2.44% at March 31, 2016); due August 28, 2020	15.0	—
Deferred debt issuance costs	(3.2)	(3.4)

	110.6	96.6
Current portion of long-term obligations	(20.0)	(5.0)

Total	$90.6	$91.6

Our weighted average interest rate for our $100.0 million Term Loan, under our Credit Agreement, was 2.4% for the three-month period ended March 31, 2016. Our weighted average interest rate for our $200.0 million Revolving Credit Facility was 2.7% for the three-month period ended March 31, 2016.

As of March 31, 2016, our consolidated leverage ratio was 1.0, our consolidated fixed charge coverage ratio was 3.8 and we are in compliance with our Credit Agreement. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.

As of March 31, 2016, our availability under our $200.0 million Revolving Credit Facility was $160.3 million as we had $24.7 million outstanding letters of credit.

5. COMMITMENTS AND CONTINGENCIES

Legal Proceedings - Ongoing

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

On May 3, 2013, the Co-Lead Plaintiffs appealed the dismissal of the Securities Complaint to the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”). On October 2, 2014, a three-judge panel of the Fifth Circuit issued a decision reversing the District Court’s dismissal of the Securities Complaint. On October 16, 2014, all defendants filed a petition with the Fifth Circuit to review the three-judge panel’s decision en banc, or as a whole court. On December 29, 2014, the Fifth Circuit denied the defendants’ motion for en banc review of the Fifth Circuit panel’s decision reversing the District Court’s dismissal of the Securities Complaint. The case then returned to the District Court for further proceedings. On March 30, 2015, the defendants filed a Petition for Writ of Certiorari (the “Petition”) with the United States Supreme Court asking the Supreme Court to consider whether the Fifth Circuit erred in reversing the District Court’s dismissal of the Securities Complaint. The Supreme Court denied the Petition on June 29, 2015, which did not affect the ongoing proceedings before the District Court, including the District Court’s consideration of a motion filed on April 3, 2015, by the Co-Lead Plaintiffs for leave to amend the Securities Complaint, which motion was granted by the District Court. On December 15, 2015, the defendants filed a motion to dismiss the Co-Lead Plaintiffs’ First Amended Consolidated Complaint. All discovery in the case is currently stayed pursuant to federal law. The parties have agreed to explore the possibility of a mediated settlement of this matter, and a mediation is scheduled to occur on June 21, 2016. No assurances can be given about the timing or outcome of this matter.

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

Wage and Hour Litigation

On September 13, 2012, a putative collective and class action complaint was filed in the United States District Court for the Northern District of Illinois against us in which a former employee alleges wage and hour law violations. The former employee claims she was paid on both a per-visit and an hourly basis, and that such a pay scheme resulted in her misclassification as an exempt employee, thereby denying her overtime. The plaintiff alleges violations of federal and state law and seeks damages under the Federal Fair Labor Standards Act (“FLSA”) and the Illinois Minimum Wage Law. Plaintiff seeks class certification of similar employees who were or are employed in Illinois and seeks attorneys’ fees, back wages and liquidated damages going back three years under the FLSA and three years under the Illinois statute. On May 28, 2013, the Court granted the Company’s motion to stay the case pending resolution of class certification issues and dispositive motions in the earlier-filed Connecticut case referenced below. On December 23, 2015, the parties agreed to explore the possibility of a mediated settlement of the Illinois case, and a mediation occurred on April 18, 2016. The parties agreed to settle the case for $0.8 million, subject to court approval, which we have accrued as of March 31, 2016.

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

We are unable to assess the probable outcome arising from the Frontier litigation described above. The Company has engaged an independent auditing firm to perform a clinical audit of the hospice locations in question and intends to defend itself in the Frontier litigation matter. No assurances can be given as to the timing or outcome of the audit, the Frontier litigation matter described above or the impact of any of the audit or litigation matters on the Company, its consolidated financial condition, results of operations or cash flows, which could be material, individually or in the aggregate. In accordance with our corporate integrity agreement (“CIA”) with the Office of Inspector General-HHS (“OIG”) as discussed below under “Other Investigative Matters – Corporate Integrity Agreement”, we have notified the OIG of this matter.

Subpoena Duces Tecum Issued by the U.S. Department of Justice

On May 21, 2015, we received a Subpoena Duces Tecum (“Subpoena”) issued by the U.S. Department of Justice. The Subpoena requests the delivery of information regarding 53 identified hospice patients to the United States Attorney’s Office for the District of

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Legal Proceedings – Settled

Wage and Hour Litigation

On July 25, 2012, a putative collective and class action complaint was filed in the United States District Court for the District of Connecticut against us in which three former employees allege wage and hour law violations. The former employees claim that they were not paid overtime for all hours worked over 40 hours in violation of the FLSA, as well as the Pennsylvania Minimum Wage Act. More specifically, they allege they were paid on both a per-visit and an hourly basis, and that such a pay scheme resulted in their misclassification as exempt employees, thereby denying them overtime pay. Moreover, in response to a Company motion arguing that plaintiffs’ complaint was deficient in that it was ambiguous and failed to provide fair notice of the claims asserted and plaintiffs’ opposition thereto, the Court, on April 8, 2013, held that the complaint adequately raises general allegations that the plaintiffs were not paid overtime for all hours worked in a week over 40, which may include claims for unpaid overtime under other theories of liability, such as alleged off-the-clock work, in addition to plaintiffs’ more clearly stated allegations based on misclassification. On behalf of themselves and a class of current and former employees they allege are similarly situated, plaintiffs seek attorneys’ fees, back wages and liquidated damages going back three years under the FLSA and three years under the Pennsylvania statute. On October 8, 2013, the Court granted plaintiffs’ motion for equitable tolling requesting that the statute of limitations for claims under the FLSA for plaintiffs who opt-in to the lawsuit be tolled from September 24, 2012, the date upon which plaintiffs filed their original motion for conditional certification, until 90 days after any notice of this lawsuit is issued following conditional certification. Following a motion for reconsideration filed by the Company, on December 3, 2013, the Court modified this order, holding that putative class members’ FLSA claims are tolled from October 29, 2012 through the date of the Court’s order on plaintiffs’ motion for conditional certification. On January 13, 2014, the Court granted plaintiffs’ July 10, 2013 motion for conditional certification of their FLSA claims and authorized issuance of notice to putative class members to provide them an opportunity to opt in to the action. On April 17, 2014, that notice was mailed to putative class members. The period within which putative class members were permitted to opt into the action expired on July 16, 2014.

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

On June 10, 2015, the Company and plaintiffs participated in a mediation whereby they agreed to fully resolve all of plaintiffs’ claims in the lawsuit for $8.0 million, subject to approval by the Court. The settlement agreement will be submitted to the Court for preliminary approval and plaintiffs will request certification of Pennsylvania and Kentucky classes for the sole purpose of this proposed settlement. If the Court grants preliminary approval, notice will be issued to members of the settlement classes to provide them with an opportunity to object to the settlement and, in the case of members of the Pennsylvania and Kentucky classes, opt out of

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the settlement. Following this notice period, the Court will hold a final fairness hearing for the purpose of considering objections and deciding whether to grant final approval of the settlement. As of September 30, 2015, we had an accrual of $8.0 million for this matter. On January 29, 2016, the Court approved the final settlement of this case. The settlement became effective on February 26, 2016. As a result of the final amount calculated by the settlement administrator based on claims timely submitted, we reduced our accrual to $5.3 million as of December 31, 2015; this amount was paid during the three-month period ended March 31, 2016.

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

During the course of our compliance with the CIA we have identified several such reportable events and have notified the OIG as required. The final resolution of these matters is still pending. As of March 31, 2016, we have an accrual in the amount of $4.7 million to cover all repayments of extrapolated overpayments, damages and penalties that we believe could be assessed.

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

Third Party Audits

From time to time, in the ordinary course of business, we are subject to audits under various governmental programs in which third party firms engaged by the Centers for Medicare and Medicaid Services (“CMS”) conduct extensive review of claims data to identify potential improper payments under the Medicare program.

In January 2010, our subsidiary that provides home health services in Dayton, Ohio received from a Medicare Program Safeguard Contractor (“PSC”) a request for records regarding 137 claims submitted by the subsidiary paid from January 2, 2008 through November 10, 2009 (the “Claim Period”) to determine whether the underlying services met pertinent Medicare payment requirements. Based on the PSC’s findings for 114 of the claims, which were extrapolated to all claims for home health services provided by the Dayton subsidiary paid during the Claim Period, on March 9, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment of approximately $5.6 million. We dispute these findings, and our Dayton subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. A consolidated administrative law judge (“ALJ”) hearing was held in late March 2013. In January 2014, the ALJ found fully in favor of our Dayton subsidiary on 74 appeals and partially in favor of our Dayton subsidiary on eight appeals. Taking into account the ALJ’s decision, certain determinations that our Dayton subsidiary decided not to appeal as well as certain determinations made by the MAC, of the 114 claims that were originally extrapolated by the MAC, 76 claims have now been decided in favor of our Dayton subsidiary in full, 10 claims have been decided in favor of our Dayton subsidiary in part, and 28 claims have been decided against or not appealed by our Dayton subsidiary. The ALJ has ordered the MAC to recalculate the extrapolation amount based on the ALJ’s decision. The Medicare Appeals Council can decide on its own motion to review the ALJ’s decisions. As of March 31, 2016, we have recorded no liability with respect to the pending appeals as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a Zone Program Integrity Contractor (“ZPIC”) a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the MAC for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. An ALJ hearing was held in early January 2015. On January 18, 2016 we received a letter dated January 6, 2016 referencing the ALJ hearing decision for the overpayment issued on June 6, 2011. The decision was partially favorable with a new overpayment amount of $3.7 million with a balance owed of $5.6 million including interest based on 9 disputed claims (originally 16). We filed an appeal to the Medicare Appeals Council on the remaining 9 disputed claims and also argued that the statistical method used to select the sample was not valid. No assurances can be given as to the timing or outcome of the Medicare Appeals Council decision. In the event we pay any amount of this alleged overpayment, we are indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. As of March 31, 2016, we have recorded no liability for this claim as we do not believe that an estimate of a reasonably possible loss or range of loss can be made at this time.

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

6. SEGMENT INFORMATION

Our operations involve servicing patients through our three reportable business segments: home health, hospice and personal care. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from surgery, have a chronic disability or terminal illness or need assistance with completing important personal tasks. Our hospice segment provides palliative care and comfort to terminally ill patients and their families. Our personal care segment, which was established with the acquisition of Associated Home Care during the three-month period ended March 31, 2016, provides patients with assistance with the essential activities of daily living. The “other” column in the following tables consists of costs relating to executive management and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Three-Month Period Ended March 31, 2016
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$272.7	$73.0	$3.1	$—	$348.8
Cost of service, excluding depreciation and amortization	160.8	38.8	2.2	—	201.8
General and administrative expenses	71.2	16.9	0.4	39.0	127.5
Provision for doubtful accounts	3.2	0.7	—	—	3.9
Depreciation and amortization	1.3	0.3	—	2.9	4.5

Operating expenses	236.5	56.7	2.6	41.9	337.7

Operating income (loss)	$36.2	$16.3	$0.5	$(41.9)	$11.1

	For the Three-Month Period Ended March 31, 2015
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$241.4	$60.2	$—	$—	$301.6
Cost of service, excluding depreciation and amortization	138.7	32.3	—	—	171.0
General and administrative expenses	62.8	14.4	—	26.8	104.0
Provision for doubtful accounts	2.6	0.4	—	—	3.0
Depreciation and amortization	1.5	0.4	—	4.6	6.5
Asset impairment charge	—	—	—	75.2	75.2

Operating expenses	205.6	47.5	—	106.6	359.7

Operating income (loss)	$35.8	$12.7	$—	$(106.6)	$(58.1)

7. STOCK REPURCHASE PROGRAM

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

During the three-month period ended March 31, 2016, pursuant to this program, we repurchased 324,141 shares of our common stock at a weighted average price of $37.96 per share and a total cost of approximately $12.3 million. The repurchased shares are classified as treasury shares.

8. RELATED PARTY TRANSACTION

On November 20, 2015, we engaged KKR Capstone Consulting, LLC (“KKR Capstone”), a consulting company of operational professionals that works exclusively with portfolio companies of Kohlberg Kravis Roberts & Co. Nathaniel M. Zilkha, a member of our Board of Directors, is a member of KKR Management LLC, which is an affiliate of KKR Asset Management LLC (“KAM”), a substantial stockholder of our Company, and an affiliate of Kohlberg Kravis Roberts & Co. KKR Capstone will receive a fee of approximately $1.3 million in connection with providing consulting services to the Company in the ordinary course of business. Mr. Zilkha will not receive any direct compensation or direct financial benefit from the engagement of KKR Capstone. During the three-month period ended March 31, 2016, we incurred costs of approximately $0.6 million related to this related party engagement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three-month period ended March 31, 2016. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on March 10, 2016 (the “Form 10-K”), which are incorporated herein by this reference.

Unless otherwise provided, “Amedisys,” “we,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.

Overview

We are a provider of high-quality, low-cost home health services to the chronic, co-morbid, aging American population, with approximately 79% and 81% of our revenue derived from Medicare for the three-month periods ended March 31, 2016 and 2015, respectively.

Our operations involve servicing patients through our three reportable business segments: home health, hospice and personal care. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. Our personal care segment provides patients with assistance with the essential activities of daily living. As of March 31, 2016, we owned and operated 329 Medicare-certified home health care centers, 79 Medicare-certified hospice care centers and nine personal-care care centers in 34 states within the United States, the District of Columbia and Puerto Rico.

Owned and Operated Care Centers

	Home Health		Hospice	Personal Care
At December 31, 2015	329	(1)	79	—
Acquisitions/Startups	—		—	9
Closed/Consolidated	—		—	—

At March 31, 2016	329		79	9

(1)	Includes 15 home health care centers acquired from Infinity HomeCare on December 31, 2015.

Recent Developments

Governmental Inquiries and Investigations and Other Litigation

See Note 5 – Commitments and Contingencies to our condensed consolidated financial statements for additional information regarding our corporate integrity agreement and for a discussion of and updates regarding class action litigation and other legal proceedings and investigations we are involved in. No assurances can be given as to the timing or outcome of these items.

Results of Operations

Three-Month Period Ended March 31, 2016 Compared to the Three-Month Period Ended March 31, 2015

Consolidated

The following table summarizes our results from continuing operations (amounts in millions):

	For the Three-Month Periods Ended March 31,
	2016	2015
Net service revenue	$348.8	$301.6
Gross margin, excluding depreciation and amortization	147.0	130.6
% of revenue	42.1%	43.3%
Other operating expenses	135.9	113.5
% of revenue	39.0%	37.6%
Asset impairment charge	—	75.2

Operating income (loss)	11.1	(58.1)

Total other (expense) income, net	(0.4)	1.7
Income tax (expense) benefit	(4.4)	21.6
Effective income tax rate	41.0%	(38.3%)

Net income (loss)	6.3	(34.8)

Net income attributable to noncontrolling interests	(0.1)	(0.2)

Net income (loss) attributable to Amedisys, Inc.	$6.2	$(35.0)

Our operating income, excluding the $75 million non-cash asset impairment charge related to software costs incurred for the development of AMS3 in 2015, decreased $6 million as our hospice operating income increased $4 million and our corporate expenses increased $10 million. Our newly acquired personal care segment contributed less than $1 million in operating income and our home health operating income remained flat. The increase in corporate operating expenses is inclusive of $4 million related to our recent acquisition activity. Results for the three-month period ended March 31, 2016 include the operations of Infinity HomeCare which was acquired on December 31, 2015, and Associated Home Care, which was acquired on March 1, 2016.

Home Health Division

The following table summarizes our home health segment results from continuing operations:

	For the Three-Month Periods Ended March 31,
	2016	2015
Financial Information (in millions):
Medicare	$206.8	$187.3
Non-Medicare	65.9	54.1

Net service revenue	272.7	241.4
Cost of service	160.8	138.7

Gross margin	111.9	102.7
Other operating expenses	75.7	66.9

Operating income	$36.2	$35.8

Key Statistical Data:
Medicare:
Same Store Volume (1):
Revenue	4%	6%
Admissions	4%	3%
Recertifications	4%	(1%)
Total (2):
Admissions	50,418	45,351
Recertifications	26,023	24,359
Completed episodes	72,032	65,311
Visits	1,311,371	1,168,250
Average revenue per completed episode (3)	$2,812	$2,794
Visits per completed episode (4)	17.4	17.2
Non-Medicare:
Same Store Volume (1):
Revenue	22%	20%
Admissions	10%	17%
Recertifications	23%	15%
Total (2):
Admissions	25,567	23,149
Recertifications	9,826	7,988
Visits	527,969	437,465
Total (2):
Cost per Visit	$87.45	$86.33
Visits	1,839,340	1,605,715

(1)	Same store Medicare and Non-Medicare revenue, admissions or recertifications growth is the percent increase (decrease) in our Medicare and Non-Medicare revenue, admissions or recertifications for the period as a percent of the Medicare and Non-Medicare revenue, admissions or recertifications of the prior period.
(2)	Based on continuing operations for all periods presented, which includes acquisitions.
(3)	Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care which includes the impact of sequestration.
(4)	Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.

Operating Results

Overall, our operating income remained flat as the result of a $9 million increase in gross margin, offset by a $9 million increase in other operating expenses. These results are inclusive of Infinity HomeCare and approximately $3 million related to the rate cut which became effective January 1, 2016.

Net Service Revenue

Our Medicare revenue increase of approximately $19 million is due to higher volumes. Medicare revenue from care centers acquired from Infinity HomeCare was approximately $13 million. The impact of the rate cut was approximately $3 million.

Our non-Medicare revenue increased $12 million as we have focused on contracted payors with significant concentrations in our markets and those that add incremental margin to our operations as we continue to evaluate our portfolio of managed care contracts.

Cost of Service, Excluding Depreciation and Amortization

Our cost of service increased $22 million primarily as a result of a 15% increase in visits. The increase in cost per visit is primarily due to contractor utilization as the result of higher volumes. Cost of service related to care centers acquired from Infinity HomeCare was approximately $6 million.

Other Operating Expenses

Other operating expenses increased $9 million due to increases in other care center related expenses, primarily salaries and benefits, travel and training and professional fees expense. In addition, our provision for doubtful accounts increased $1 million. Other operating expenses related to care centers acquired from Infinity HomeCare were approximately $5 million.

Hospice Division

The following table summarizes our hospice segment results from continuing operations:

	For the Three-Month Periods Ended March 31,
	2016	2015
Financial Information (in millions):
Medicare	$68.7	$56.5
Non-Medicare	4.3	3.7

Net service revenue	73.0	60.2
Cost of service	38.8	32.3

Gross margin	34.2	27.9
Other operating expenses	17.9	15.2

Operating income	$16.3	$12.7

Key Statistical Data:
Same Store Volume (1):
Medicare revenue	22%	2%
Non-Medicare revenue	16%	13%
Hospice admissions	19%	7%
Average daily census	22%	1%
Total (2):
Hospice admissions	5,430	4,564
Average daily census	5,507	4,542
Revenue per day, net	$145.65	$147.26
Cost of service per day	$77.36	$79.12
Average length of stay	96	91

(1)	Same store Medicare and Non-Medicare revenue, Hospice admissions or average daily census growth is the percent increase (decrease) in our Medicare and Non-Medicare revenue, Hospice admissions or average daily census for the period as a percent of the Medicare and Non-Medicare revenue, Hospice admissions or average daily census of the prior period.
(2)	Based on continuing operations for all periods presented, which includes acquisitions.

Operating Results

Overall, our operating income increased $4 million on a $6 million increase in gross margin offset by a $3 million increase in other operating expenses.

Net Service Revenue

Our hospice revenue increased $13 million, primarily due to an increase in our average daily census as a result of a 19% increase in hospice admissions. Beginning January 1, 2016, CMS has provided for two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, beginning January 1, 2016, Medicare is also reimbursing for a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse (“RN”) or medical social worker (“MSW”) for patients in a routine level of care.

Cost of Service, Excluding Depreciation and Amortization

Our hospice cost of service increased $7 million as the result of a 21% increase in average daily census offset by a decrease in cost of service per day. The decrease in cost of service per day is primarily the result of a reduction in our pharmacy costs.

Other Operating Expenses

Other operating expenses increased $3 million due to increases in other care center related expenses, primarily salaries and benefits expense.

Personal Care Division

On March 1, 2016, we acquired Associated Home Care, a private-duty home health care company with nine care centers. Operating income related to our new personal care segment for the three-month period ended March 31, 2016, was less than $1 million on net service revenue of $3 million and cost of service of $2 million; other operating expenses were less than $1 million.

Corporate

The following table summarizes our corporate results from continuing operations:

	For the Three-Month Periods Ended March 31,
	2016	2015
Financial Information (in millions):
Other operating expenses	$39.0	$26.8
Depreciation and amortization	2.9	4.6

Total before impairment (1)	$41.9	$31.4

(1)	Total of $106.6 million on a GAAP basis for the three-month period ended March 31, 2015.

Corporate expenses consist of costs relating to our executive management and corporate and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration. Excluding the asset impairment charge in 2015, corporate expenses increased $10 million which is inclusive of $4 million related to our acquisition activity (including acquired corporate support and other acquisition costs), $1 million in Homecare Homebase (“HCHB”) maintenance and hosting costs, $2 million related to HCHB implementation and $2 million related to various legal matters.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Three-Month Periods Ended March 31,
	2016	2015
Cash provided by operating activities	$12.2	$14.5
Cash used in investing activities	(34.1)	(2.1)
Cash provided by (used in) financing activities	2.2	(17.3)

Net decrease in cash and cash equivalents	(19.7)	(4.9)
Cash and cash equivalents at beginning of period	27.5	8.0

Cash and cash equivalents at end of period	$7.8	$3.1

Cash provided by operating activities decreased $2.3 million during 2016 compared to 2015 primarily due to a decrease in our cash collections as compared to 2015. For additional information regarding our operating performance and our days revenue outstanding, see “Results of Operations” and “Outstanding Patient Accounts Receivable”, respectively. The recognition of the asset impairment charge of $75.2 million, which resulted in the net loss for the three-month period ended March 31, 2015, is a non-cash item and therefore had no impact on our cash flow from operations.

Cash used in investing activities increased $32.0 million during 2016 compared to 2015 primarily due to our acquisition activity ($27.7 million) and an increase in capital expenditures ($4.6 million).

Cash provided by financing activities increased $19.5 million during 2016 compared to 2015 primarily due to a decrease in our repayments on our revolving line of credit and principal payments of long-term obligations ($32.1 million), offset by repurchases of company stock pursuant to our stock repurchase program ($12.3 million).

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness or through sales of equity.

During the three-month period ended March 31, 2016, we spent $6.7 million in capital expenditures as compared to $2.1 million during the three-month period ended March 31, 2015. Our capital expenditures for 2016 are expected to be approximately $20.0 - $25.0 million.

As of March 31, 2016, we had $7.8 million in cash and cash equivalents and $160.3 million in availability under our $200.0 million Revolving Credit Facility. Based on our operating forecasts and our new debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements.

Outstanding Patient Accounts Receivable

Our patient accounts receivable, net increased $28.8 million from December 31, 2015 to March 31, 2016. Our cash collection as a percentage of revenue was 94.1% and 98.0% for the three-month periods ended March 31, 2016 and 2015, respectively. Our days revenue outstanding, net at March 31, 2016 was 38.9 days which is an increase of 7.0 days from December 31, 2015. We have experienced a slowdown in collections primarily as the result of our shift from our legacy platforms (AMS2 and AMS3) to HCHB. We anticipate returning to historic days revenue outstanding, net levels once we complete our HCHB implementation and are completely off of our legacy system. Our days revenue outstanding, net at December 31, 2015 does not include the Infinity HomeCare acquisition.

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

	For the Three-Month Periods Ended March 31,
	2016	2015
Provision for estimated revenue adjustments	$1.7	$1.5
Provision for doubtful accounts	3.9	3.0

Total	$5.6	$4.5

As a percent of revenue	1.6%	1.5%

The following schedules detail our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding, net):

	0-90	91-180	181-365	Over 365	Total
At March 31, 2016:
Medicare patient accounts receivable, net (1)	$83.0	$8.7	$—	$—	$91.7

Other patient accounts receivable:
Medicaid	14.0	5.0	1.2	0.1	20.3
Private	40.2	10.3	5.6	2.5	58.6

Total	$54.2	$15.3	$6.8	$2.6	$78.9

Allowance for doubtful accounts (2)					(16.7)

Non-Medicare patient accounts receivable, net					$62.2

Total patient accounts receivable, net					$153.9

Days revenue outstanding, net (3)					38.9

	0-90	91-180	181-365	Over 365	Total
At December 31, 2015:
Medicare patient accounts receivable, net (1)	$73.5	$7.0	$(0.4)	$—	$80.1

Other patient accounts receivable:
Medicaid	12.4	1.7	0.9	—	15.0
Private	31.2	8.1	5.1	2.0	46.4

Total	$43.6	$9.8	$6.0	$2.0	$61.4

Allowance for doubtful accounts (2)					(16.5)

Non-Medicare patient accounts receivable, net					$44.9

Total patient accounts receivable, net					$125.0

Days revenue outstanding, net (3)					31.9

(1)	The following table summarizes the activity and ending balances in our estimated revenue adjustments (amounts in millions), which is recorded to reduce our Medicare outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the Three-Month Period Ended March 31, 2016	For the Three-Month Period Ended December 31, 2015
Balance at beginning of period	$4.0	$3.8
Provision for estimated revenue adjustments	1.7	2.1
Write offs	(2.3)	(1.9)

Balance at end of period	$3.4	$4.0

Our estimated revenue adjustments were 3.6% and 4.8% of our outstanding Medicare patient accounts receivable at March 31, 2016 and December 31, 2015, respectively.

(2)	The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in millions), which is recorded to reduce only our Medicaid and private payer outstanding patient accounts receivable to their estimated net realizable value.

	For the Three-Month Period Ended March 31, 2016	For the Three-Month Period Ended December 31, 2015
Balance at beginning of period	$16.5	$14.7
Provision for doubtful accounts	3.9	4.7
Write offs	(3.7)	(2.9)

Balance at end of period	$16.7	$16.5

Our allowance for doubtful accounts was 21.2% and 26.9% of our outstanding Medicaid and private patient accounts receivable at March 31, 2016 and December 31, 2015, respectively.

(3)	Our calculation of days revenue outstanding, net is derived by dividing our ending net patient accounts receivable (i.e., net of estimated revenue adjustments and allowance for doubtful accounts ) at March 31, 2016 and December 31, 2015 by our average daily net patient revenue for the three-month periods ended March 31, 2016 and December 31, 2015, respectively.

Indebtedness

Our weighted average interest rate for our $100.0 million Term Loan, under our Credit Agreement was 2.4% for the three-month period ended March 31, 2016. Our weighted average interest rate for our $200.0 million Revolving Credit Facility was 2.7% for the three-month period ended March 31, 2016.

As of March 31, 2016, our consolidated leverage ratio was 1.0, our consolidated fixed charge coverage ratio was 3.8 and we are in compliance with our Credit Agreement.

As of March 31, 2016, our availability under our $200.0 million Revolving Credit Facility was $160.3 million as we had $24.7 million outstanding in letters of credit.

See Note 4 to our condensed consolidated financial statements and Note 7 of the financial statements included in our Form 10-K for additional details on our outstanding long-term obligations.

Stock Repurchase Program

During the three-month period ended March 31, 2016, pursuant to our stock repurchase program, we repurchased 324,141 shares of our common stock at a weighted average price of $37.96 per share and a total cost of approximately $12.3 million. The repurchased shares are classified as treasury shares.

Inflation

We do not believe inflation has significantly impacted our results of operations.

Critical Accounting Estimates

See Part II, Item 7 – Critical Accounting Estimates and our consolidated financial statements and related notes in Part II, Item 8 of our 2015 Annual Report on Form 10-K, for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. These critical accounting estimates include revenue recognition; patient accounts receivable; insurance; goodwill and other intangible assets; and income taxes. There have not been any changes to our significant accounting policies or their application since we filed our 2015 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility and Term Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows will be exposed to changes in interest rates. As of March 31, 2016, the total amount of outstanding debt subject to interest rate fluctuations was $113.8 million. A 1.0% interest rate change would cause interest expense to change by approximately $1.1 million annually.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures which are designed to provide reasonable assurance of achieving their objectives and to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized, disclosed and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to our management and Board of Directors to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2016, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2016, the end of the period covered by this Quarterly Report.

Changes in Internal Controls

During 2015, we began the implementation of Homecare Homebase (“HCHB”) with a total of 199 care centers operating on HCHB as of March 31, 2016. The Company has included the changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing implementation activities as part of its review of internal controls over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended March 31, 2016, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2016, the end of the period covered by this Quarterly Report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended March 31, 2016:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1, 2016 to January 31, 2016	—		$—	324,141	$58,113,309
February 1, 2016 to February 29, 2016	—		—	—	—
March 1, 2016 to March 31, 2016	5,129		48.34	—	—

	5,129	(1)	$48.34	324,141	$58,113,309

(1)	Includes shares of common stock surrendered to us by certain employees to satisfy tax withholding obligations in connection with the vesting of non-vested stock previously awarded to such employees under our 2008 Omnibus Incentive Compensation Plan.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

†2.1	Equity Purchase Agreement, dated February 5, 2016, by and between the Company, as Purchaser, and Michael Trigilio, as Seller (Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.)

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

†3.2	Composite of By-Laws of the Company inclusive of all amendments through April 20, 2016

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

†31.1	Certification of Paul B. Kusserow, President and Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Ronald A. LaBorde, Vice Chairman and Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of Paul B. Kusserow, President and Chief Executive Officer (principal executive officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2	Certification of Ronald A LaBorde, Vice Chairman and Chief Financial Officer (principal financial officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†101.INS	XBRL Instance

†101.SCH	XBRL Taxonomy Extension Schema Document

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	XBRL Taxonomy Extension Definition Linkbase

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDISYS, INC. (Registrant)

By:	/s/ SCOTT G. GINN
Scott G. Ginn,
Principal Accounting Officer and
Duly Authorized Officer

Date: May 4, 2016

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed and the exhibits marked with a double cross (††) are furnished with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

†2.1	Equity Purchase Agreement, dated February 5, 2016, by and between the Company, as Purchaser, and Michael Trigilio, as Seller (Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.)

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

†3.2	Composite of By-Laws of the Company inclusive of all amendments through April 20, 2016

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

†31.1	Certification of Paul B. Kusserow, President and Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Ronald A. LaBorde, Vice Chairman and Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of Paul B. Kusserow, President and Chief Executive Officer (principal executive officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2	Certification of Ronald A LaBorde, Vice Chairman and Chief Financial Officer (principal financial officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†101.INS	XBRL Instance

†101.SCH	XBRL Taxonomy Extension Schema Document

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	XBRL Taxonomy Extension Definition Linkbase

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document