Form 10-Q
period 2016-06-30
AMEDISYS INC
filed 2016-08-03
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-24260

AMEDISYS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	11-3131700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3854 American Way, Suite A, Baton Rouge, LA 70816

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 33,547,460 shares outstanding as of July 29, 2016.

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

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as required by law. For a discussion of some of the factors discussed above as well as additional factors, see our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 10, 2016, particularly, Part I, Item 1A, Risk Factors therein, which are incorporated herein by reference and Part II, Item 1A, Risk Factors of subsequent Quarterly Reports on Form 10-Q. Additional risk factors may also be described in reports that we file from time to time with the SEC.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30, 2016 (Unaudited)	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$9,968	$27,502
Patient accounts receivable, net of allowance for doubtful accounts of $15,950 and $16,526	152,213	125,010
Prepaid expenses	7,931	8,110
Other current assets	9,407	14,641

Total current assets	179,519	175,263
Property and equipment, net of accumulated depreciation of $139,433 and $141,793	44,617	42,695
Goodwill	280,349	261,663
Intangible assets, net of accumulated amortization of $26,525 and $25,386	47,728	44,047
Deferred income taxes	121,014	125,245
Other assets, net	37,875	32,802

Total assets	$711,102	$681,715

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$35,070	$25,682
Payroll and employee benefits	86,075	72,546
Accrued expenses	63,641	71,965
Current portion of long-term obligations	5,000	5,000

Total current liabilities	189,786	175,193
Long-term obligations, less current portion	89,500	91,630
Other long-term obligations	3,991	4,456

Total liabilities	283,277	271,279

Commitments and Contingencies - Note 5
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 35,136,248 and 34,786,966 shares issued; and 33,499,944 and 33,607,282 shares outstanding	35	35
Additional paid-in capital	523,583	504,290
Treasury stock at cost, 1,636,304 and 1,179,684 shares of common stock	(45,829)	(26,966)
Accumulated other comprehensive income	15	15
Retained earnings	(50,897)	(67,806)

Total Amedisys, Inc. stockholders’ equity	426,907	409,568
Noncontrolling interests	918	868

Total equity	427,825	410,436

Total liabilities and equity	$711,102	$681,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2016	2015	2016	2015
Net service revenue	$360,746	$314,152	$709,563	$615,724
Cost of service, excluding depreciation and amortization	206,505	175,699	408,342	346,660
General and administrative expenses:
Salaries and benefits	77,343	71,249	154,060	139,804
Non-cash compensation	3,736	2,193	7,806	4,577
Other	45,576	42,113	92,293	75,183
Provision for doubtful accounts	4,253	2,756	8,193	5,732
Depreciation and amortization	4,975	4,615	9,448	11,152
Asset impairment charge	—	—	—	75,193

Operating expenses	342,388	298,625	680,142	658,301

Operating income (loss)	18,358	15,527	29,421	(42,577)
Other (expense) income:
Interest income	9	4	31	26
Interest expense	(1,303)	(2,416)	(2,415)	(4,842)
Equity in earnings from equity method investments	363	4,826	358	6,777
Miscellaneous, net	658	498	1,393	2,632

Total other (expense) income, net	(273)	2,912	(633)	4,593

Income (loss) before income taxes	18,085	18,439	28,788	(37,984)
Income tax (expense) benefit	(7,242)	(7,566)	(11,630)	14,025

Net income (loss)	10,843	10,873	17,158	(23,959)
Net income attributable to noncontrolling interests	(147)	(236)	(249)	(413)

Net income (loss) attributable to Amedisys, Inc.	$10,696	$10,637	$16,909	$(24,372)

Basic earnings per common share:
Net income (loss) attributable to Amedisys, Inc. common stockholders	$0.32	$0.32	$0.51	$(0.74)
Weighted average shares outstanding	33,197	33,004	33,059	32,871
Diluted earnings per common share:
Net income (loss) attributable to Amedisys, Inc. common stockholders	$0.32	$0.32	$0.50	$(0.74)
Weighted average shares outstanding	33,708	33,459	33,641	32,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Six-Month Periods Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$17,158	$(23,959)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,448	11,152
Provision for doubtful accounts	8,193	5,732
Non-cash compensation	7,806	4,577
401(k) employer match	3,440	3,454
Loss on disposal of property and equipment	522	530
Deferred income taxes	11,362	(14,788)
Equity in earnings from equity method investments	(358)	(6,777)
Amortization of deferred debt issuance costs/debt discount	370	553
Return on equity investment	362	4,638
Asset impairment charge	—	75,193
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(30,349)	(16,861)
Other current assets	5,551	3,849
Other assets	(11,943)	(1,160)
Accounts payable	8,608	6,163
Accrued expenses	(2,811)	4,189
Other long-term obligations	(464)	552

Net cash provided by operating activities	26,895	57,037

Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	230	1,026
Purchases of deferred compensation plan assets	—	(19)
Purchases of property and equipment	(9,915)	(16,668)
Purchase of investment	(432)	(1,161)
Proceeds from sale of investment	—	5,000
Acquisitions of businesses, net of cash acquired	(27,634)	—

Net cash used in investing activities	(37,751)	(11,822)

Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options and warrants	—	195
Proceeds from issuance of stock to employee stock purchase plan	1,207	1,059
Tax benefit from stock options exercised and restricted stock vesting	7,130	—
Non-controlling interest distribution	(200)	(300)
Proceeds from revolving line of credit	84,000	63,400
Repayments of revolving line of credit	(84,000)	(78,400)
Principal payments of long-term obligations	(2,500)	(6,000)
Purchase of company stock	(12,315)	—

Net cash used in financing activities	(6,678)	(20,046)

Net (decrease) increase in cash and cash equivalents	(17,534)	25,169
Cash and cash equivalents at beginning of period	27,502	8,032

Cash and cash equivalents at end of period	$9,968	$33,201

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,359	$3,598

Cash paid for income taxes, net of refunds received	$825	$(2,496)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Amedisys, Inc., a Delaware corporation, and its consolidated subsidiaries (“Amedisys,” “we,” “us,” or “our”) are a multi-state provider of home health and hospice services with approximately 78% of our revenue derived from Medicare for the three and six-month periods ended June 30, 2016 and approximately 80% of our revenue derived from Medicare for the three and six-month periods ended June 30, 2015. As of June 30, 2016, we owned and operated 328 Medicare-certified home health care centers, 79 Medicare-certified hospice care centers and nine personal-care care centers in 34 states within the United States and the District of Columbia.

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

We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a variable interest entity in which we are the primary beneficiary. The book value of investments that we accounted for under the equity method of accounting was $26.2 million as of June 30, 2016, and $25.7 million as of December 31, 2015. We account for investments in entities in which we have less than a 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee.

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

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of June 30, 2016 and 2015, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and, therefore, the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our condensed consolidated balance sheets for such periods.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Hospice Revenue Recognition

Hospice Medicare Revenue

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounts for 99% and 98% of our total net Medicare hospice service revenue for each of the three and six-month periods ended June 30, 2016, and 98% of our total net Medicare hospice service revenue for each of the three and six-month periods ended June 30, 2015. We make adjustments to Medicare revenue for an inability to obtain appropriate billing documentation or acceptable authorizations and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes our historical collection rate on Medicare claims, and record it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable.

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap for each provider number, we monitor these caps and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in other accrued liabilities. Beginning for the cap year ending October 31, 2014, providers are required to self-report and pay their estimated cap liability by March 31st of the following year. As of June 30, 2016, we have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2012. As of June 30, 2016 and December 31, 2015, we have recorded $1.4 million, for estimated amounts due back to Medicare in other accrued liabilities for the Federal cap years ended October 31, 2013 through October 31, 2016.

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

Personal Care Revenue Recognition

Personal Care Non-Medicare Revenue

We generate net service revenues by providing our services directly to patients primarily on a per hour, visit or unit basis. We receive payment for providing such services from our payor clients, including state and local governmental agencies, managed care organizations, commercial insurers and private consumers. Net service revenues are principally provided based on authorized hours, visits or units determined by the relevant agency, at a rate that is either contractual or fixed by legislation or contract which are recognized as net service revenue at the time services are rendered.

Patient Accounts Receivable

Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. As of June 30, 2016 there is one single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables (approximately 10.9%). Thus, we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable. We fully reserve for accounts which are aged at 365 days or greater. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible.

We believe the credit risk associated with our Medicare accounts, which represent 59% and 64% of our net patient accounts receivable at June 30, 2016 and December 31, 2015, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable, which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. During the three and six-month periods ended June 30, 2016, we recorded $2.6 million and $4.3 million, respectively, in estimated revenue adjustments to Medicare revenue as compared to $1.1 million and $2.6 million during the three and six-month periods ended June 30, 2015, respectively.

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

Non-Medicare Home Health, Hospice and Personal Care

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

As of December 31, 2014, we had $75.8 million of internally developed software costs related to the development of AMS3 Home Health and Hospice. Expanded beta testing to additional sites in February of 2015 demonstrated that AMS3 was disruptive to operations. Additional analysis of the system determined that the system was not ready to be fully implemented and would require significant time and investment to redesign. Therefore, during the three-month period ended March 31, 2015, we made the decision to discontinue AMS3 and recorded a non-cash asset impairment charge of $75.2 to write off the software costs incurred related to the development of AMS3 Home Health and Hospice.

The following table summarizes the balances related to our property and equipment for the periods indicated (amounts in millions):

	June 30, 2016	December 31, 2015
Building and leasehold improvements	$6.4	$2.3
Equipment and furniture	80.6	89.6
Computer software	97.0	92.6

	184.0	184.5
Less: accumulated depreciation	(139.4)	(141.8)

	$44.6	$42.7

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our deferred compensation plan assets are recorded at fair value and are considered a level 2 measurement. The carrying amount of our other financial instruments, including cash and cash equivalents, patient accounts receivable, accounts payable, payroll and employee benefits and accrued expenses approximate fair value due to the short maturities of these instruments. As of June 30, 2016, the carrying value of our long-term debt is subject to a variable rate of interest based on current market rates, and as such, the carrying value approximates fair value.

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

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2016	2015	2016	2015
Weighted average number of shares outstanding - basic	33,197	33,004	33,059	32,871
Effect of dilutive securities:
Stock options	181	1	134	—
Non-vested stock and stock units	330	454	448	—

Weighted average number of shares outstanding - diluted	33,708	33,459	33,641	32,871

Anti-dilutive securities	199	514	240	957

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. We adopted this ASU during the three-month period ended March 31, 2016, and applied the change retrospectively for prior period balances of unamortized debt issuance costs, resulting in a $3.4 million reduction in other assets, net and long-term obligations, less current portion, on our condensed consolidated balance sheet as of December 31, 2015.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting, which will simplify the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liability, and classification on the statement of cash flows. The ASU is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the effect that ASU 2016-09 will have on its consolidated financial statements and related disclosures and the effect of the standard on its ongoing financial reporting.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. ACQUISITIONS

We complete acquisitions from time to time in order to pursue our strategy of increasing our market presence by expanding our service base and enhancing our position in certain geographic areas as a leading provider of home health and hospice services. The purchase price paid for acquisitions is negotiated through arm’s length transactions, with consideration based on our analysis of, among other things, comparable acquisitions and expected cash flows. Acquisitions are accounted for as purchases and are included in our consolidated financial statements from their respective acquisition dates. Goodwill generated from acquisitions is recognized for the excess of the purchase price over tangible and identifiable intangible assets because of the expected contributions of the acquisitions to our overall corporate strategy. We typically engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets. Preliminary purchase price allocation is adjusted, as necessary, up to one year after the acquisition closing date if management obtains more information regarding asset valuation and liabilities assumed.

On March 1, 2016, we acquired Associated Home Care which owns and operates 9 personal-care care centers servicing the state of Massachusetts for a total purchase price of $27.7 million, net of cash acquired (subject to certain adjustments), of which $0.5 million was placed in escrow for indemnification purposes and working capital price adjustments. The purchase price was paid with cash on hand on the date of the transaction. Based on our preliminary purchase price allocation, in connection with the acquisition, we recorded goodwill ($23.5 million) and other assets and liabilities, net ($4.2 million) during the three-month period ended March 31, 2016. During the three-month period ended June 30, 2016, we received the final report from our outside appraisal firm. As a result, we reduced our preliminary goodwill by $5.0 million and recorded corresponding increases in the fair value of assets acquired ($0.2 million), other intangibles - acquired names of business ($3.5 million) and other intangibles - non-compete agreements ($1.3 million). The non-compete agreements will be amortized over a weighted-average period of 2.1 years.

4. LONG-TERM OBLIGATIONS

Long-term debt consisted of the following for the periods indicated (amounts in millions):

	June 30, 2016	December 31, 2015
$100.0 million Term Loan; principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (2.46% at June 30, 2016); due August 28, 2020	$97.5	$100.0
$200.0 million Revolving Credit Facility; interest only payments; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage; due August 28, 2020	—	—
Deferred debt issuance costs	(3.0)	(3.4)

	94.5	96.6
Current portion of long-term obligations	(5.0)	(5.0)

Total	$89.5	$91.6

Our weighted average interest rate for our $100.0 million Term Loan, under our Credit Agreement, was 2.4% for the three and six-month periods ended June 30, 2016, respectively. Our weighted average interest rate for our $200.0 million Revolving Credit Facility was 3.3% and 3.2% for the three and six-month periods ended June 30, 2016, respectively.

As of June 30, 2016, our consolidated leverage ratio was 1.0, our consolidated fixed charge coverage ratio was 4.1 and we are in compliance with our Credit Agreement. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.

As of June 30, 2016, our availability under our $200.0 million Revolving Credit Facility was $176.1 million as we had $23.9 million outstanding in letters of credit.

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

On May 3, 2013, the Co-Lead Plaintiffs appealed the dismissal of the Securities Complaint to the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”). On October 2, 2014, a three-judge panel of the Fifth Circuit issued a decision reversing the District Court’s dismissal of the Securities Complaint. On October 16, 2014, all defendants filed a petition with the Fifth Circuit to review the three-judge panel’s decision en banc, or as a whole court. On December 29, 2014, the Fifth Circuit denied the defendants’ motion for en banc review of the Fifth Circuit panel’s decision reversing the District Court’s dismissal of the Securities Complaint. The case then returned to the District Court for further proceedings. On March 30, 2015, the defendants filed a Petition for Writ of Certiorari (the “Petition”) with the United States Supreme Court asking the Supreme Court to consider whether the Fifth Circuit erred in reversing the District Court’s dismissal of the Securities Complaint. The Supreme Court denied the Petition on June 29, 2015, which did not affect the ongoing proceedings before the District Court, including the District Court’s consideration of a motion filed on April 3, 2015, by the Co-Lead Plaintiffs for leave to amend the Securities Complaint, which motion was granted by the District Court. On December 15, 2015, the defendants filed a motion to dismiss the Co-Lead Plaintiffs’ First Amended Consolidated Complaint. All discovery in the case is currently stayed pursuant to federal law. The parties agreed to explore the possibility of a mediated settlement of this matter, and a mediation was held on June 21, 2016. The parties were unable to resolve this matter during the mediation.

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

Wage and Hour Litigation

On September 13, 2012, a putative collective and class action complaint was filed in the United States District Court for the Northern District of Illinois against us in which a former employee alleges wage and hour law violations. The former employee claims she was paid on both a per-visit and an hourly basis, and that such a pay scheme resulted in her misclassification as an exempt employee, thereby denying her overtime. The plaintiff alleges violations of federal and state law and seeks damages under the Federal Fair Labor Standards Act (“FLSA”) and the Illinois Minimum Wage Law. Plaintiff seeks class certification of similar employees who were or are employed in Illinois and seeks attorneys’ fees, back wages and liquidated damages going back three years under the FLSA and three years under the Illinois statute. On May 28, 2013, the Court granted the Company’s motion to stay the case pending resolution of class certification issues and dispositive motions in the earlier-filed Connecticut case. On December 23, 2015, the parties agreed to explore the possibility of a mediated settlement of the Illinois case, and a mediation occurred on April 18, 2016. The parties agreed to settle the case for $0.8 million, subject to court approval, which the Company has accrued as of June 30, 2016.

Frontier Litigation

On April 2, 2015, Frontier Home Health and Hospice, L.L.C. (“Frontier”) filed a complaint against the Company in the United States District Court for the District of Connecticut alleging breach of contract, negligent misrepresentation and unfair and deceptive trade practices under Conn. Gen. Stat. §42-110b. Frontier acquired our interest in five home health and four hospice care centers in Wyoming and Idaho in April 2014. The complaint alleges that certain of the hospice patients on service at the time of the acquisition did not meet Medicare eligibility requirements and that we breached certain of the representations and warranties under the purchase agreement and therefore, the businesses were worth less than the purchase price. Under the complaint, Frontier seeks declaratory judgment from the District Court that, under the terms of the purchase agreement with Frontier, we are obligated to determine the amount of the alleged Medicare overpayments and reimburse the government for the same in a timely manner, as well as unspecified compensatory and punitive damages, attorneys’ fees and pre- and post-judgment interest.

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

Subpoena Duces Tecum Issued by the U.S. Department of Justice

On May 21, 2015, we received a Subpoena Duces Tecum (“Subpoena”) issued by the U.S. Department of Justice. The Subpoena requests the delivery of information regarding 53 identified hospice patients to the United States Attorney’s Office for the District of Massachusetts. It also requests the delivery of documents relating to our hospice clinical and business operations and related compliance activities. The Subpoena generally covers the period from January 1, 2011, through the present. We are fully cooperating with the U.S. Department of Justice with respect to this investigation. Based on the information currently available to us, we cannot predict the timing or outcome of this investigation or reasonably estimate the amount or range of potential losses, if any, which may arise from this matter.

Civil Investigative Demands Issued by the U.S. Department of Justice

On November 3, 2015, we received a civil investigative demand (“CID”) issued by the U.S. Department of Justice pursuant to the federal False Claims Act relating to claims submitted to Medicare and/or Medicaid for hospice services provided through designated facilities in the Morgantown, West Virginia area. The CID requests the delivery of information to the United States Attorney’s Office for the Northern District of West Virginia regarding 66 identified hospice patients, as well as documents relating to our hospice clinical and business operations in the Morgantown area. The CID generally covers the period from January 1, 2009 through August 31, 2015. We are fully cooperating with the U.S. Department of Justice with respect to this investigation. Based on the information currently available to us, we cannot predict the timing or outcome of this investigation or reasonably estimate the amount or range of potential losses, if any, which may arise from this matter.

On June 27, 2016, we received a CID issued by the U.S. Department of Justice pursuant to the federal False Claims Act relating to claims submitted to Medicare and/or Medicaid for hospice services provided through designated facilities in the Parkersburg, West Virginia area. The CID requests the delivery of information to the United States Attorney’s Office for the Southern District of West Virginia regarding 68 identified hospice patients, as well as documents relating to our hospice clinical and business operations in the Parkersburg area. The CID generally covers the period from January 1, 2011 through June 20, 2016. We are fully cooperating with the U.S. Department of Justice with respect to this investigation. Based on the information currently available to us, we cannot predict the timing or outcome of this investigation or reasonably estimate the amount or range of potential losses, if any, which may arise from this matter.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On June 10, 2015, the Company and plaintiffs participated in a mediation whereby they agreed to fully resolve all of plaintiffs’ claims in the lawsuit for $8.0 million, subject to approval by the Court. The settlement agreement was submitted to the Court for preliminary approval and plaintiffs requested certification of Pennsylvania and Kentucky classes for the sole purpose of this proposed settlement. The Court granted preliminary approval, notice was issued to members of the settlement classes to provide them with an opportunity to object to the settlement and, in the case of members of the Pennsylvania and Kentucky classes, opt out of the settlement. Following this notice period, the Court held a final fairness hearing for the purpose of considering objections and deciding whether to grant final approval of the settlement. As of September 30, 2015, we had an accrual of $8.0 million for this matter. On January 29, 2016, the Court approved the final settlement of this case. The settlement became effective on February 26, 2016. As a result of the final amount calculated by the settlement administrator based on claims timely submitted, we reduced our accrual to $5.3 million as of December 31, 2015; this amount was paid during the three-month period ended March 31, 2016.

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

During the course of our compliance with the CIA we identified several such reportable events and notified the OIG as required. As of December 31, 2015, we had an accrual of $4.7 million for these matters. On May 5, 2016, the company entered into a settlement agreement with the OIG and the matters were fully resolved for $4.7 million; this amount was paid during the three-month period ended June 30, 2016.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Third Party Audits - Ongoing

From time to time, in the ordinary course of business, we are subject to audits under various governmental programs in which third party firms engaged by the Centers for Medicare and Medicaid Services (“CMS”) conduct extensive review of claims data to identify potential improper payments under the Medicare program.

In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a Zone Program Integrity Contractor (“ZPIC”) a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the MAC for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. An ALJ hearing was held in early January 2015. On January 18, 2016 we received a letter dated January 6, 2016 referencing the ALJ hearing decision for the overpayment issued on June 6, 2011. The decision was partially favorable with a new overpayment amount of $3.7 million with a balance owed of $5.6 million including interest based on 9 disputed claims (originally 16). We filed an appeal to the Medicare Appeals Council on the remaining 9 disputed claims and also argued that the statistical method used to select the sample was not valid. No assurances can be given as to the timing or outcome of the Medicare Appeals Council decision. As of June 30, 2016, Medicare has withheld payments of $5.7 million (including additional interest) as part of their standard procedures once this level of the appeal process has been reached. In the event we are not able to recoup this alleged overpayment, we are indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. As of June 30, 2016, we have an indemnity receivable for the amount withheld related to the period prior to August 1, 2009.

Third Party Audits – Settled

In January 2010, our subsidiary that provides home health services in Dayton, Ohio received from a Medicare Program Safeguard Contractor (“PSC”) a request for records regarding 137 claims submitted by the subsidiary paid from January 2, 2008 through November 10, 2009 (the “Claim Period”) to determine whether the underlying services met pertinent Medicare payment requirements. Based on the PSC’s findings for 114 of the claims, which were extrapolated to all claims for home health services provided by the Dayton subsidiary paid during the Claim Period, on March 9, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment of approximately $5.6 million. We dispute these findings, and our Dayton subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. A consolidated administrative law judge (“ALJ”) hearing was held in late March 2013. In January 2014, the ALJ found fully in favor of our Dayton subsidiary on 74 appeals and partially in favor of our Dayton subsidiary on eight appeals. Taking into account the ALJ’s decision, certain determinations that our Dayton subsidiary decided not to appeal as well as certain determinations made by the MAC, of the 114 claims that were originally extrapolated by the MAC, 76 claims have now been decided in favor of our Dayton subsidiary in full, 10 claims have been decided in favor of our Dayton subsidiary in part, and 28 claims have been decided against or not appealed by our Dayton subsidiary. The ALJ has ordered the MAC to recalculate the extrapolation amount based on the ALJ’s decision. The Medicare Appeals Council can decide on its own motion to review the ALJ’s decisions. As of July 13, 2016, we were notified that the PSC elected not to re-extrapolate the overpayment and instead issued a new calculated overpayment in the amount of $0.2 million. The overpayment has been paid in full and the matter is fully resolved.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Three-Month Period Ended June 30, 2016
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$275.5	$75.8	$9.4	$—	$360.7
Cost of service, excluding depreciation and amortization	160.3	39.4	6.8	—	206.5
General and administrative expenses	72.3	17.4	2.3	34.7	126.7
Provision for doubtful accounts	3.5	0.7	—	—	4.2
Depreciation and amortization	1.6	0.3	—	3.1	5.0

Operating expenses	237.7	57.8	9.1	37.8	342.4

Operating income (loss)	$37.8	$18.0	$0.3	$(37.8)	$18.3

	For the Three-Month Period Ended June 30, 2015
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$247.8	$66.3	$—	$—	$314.1
Cost of service, excluding depreciation and amortization	142.3	33.4	—	—	175.7
General and administrative expenses	63.5	15.3	—	36.8	115.6
Provision for doubtful accounts	2.3	0.4	—	—	2.7
Depreciation and amortization	1.3	0.3	—	3.0	4.6

Operating expenses	209.4	49.4	—	39.8	298.6

Operating income (loss)	$38.4	$16.9	$—	$(39.8)	$15.5

	For the Six-Month Period Ended June 30, 2016
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$548.2	$148.8	$12.5	$—	$709.5
Cost of service, excluding depreciation and amortization	321.1	78.2	9.0	—	408.3
General and administrative expenses	143.5	34.3	2.7	73.7	254.2
Provision for doubtful accounts	6.8	1.4	—	—	8.2
Depreciation and amortization	2.8	0.6	—	6.0	9.4

Operating expenses	474.2	114.5	11.7	79.7	680.1

Operating income (loss)	$74.0	$34.3	$0.8	$(79.7)	$29.4

	For the Six-Month Period Ended June 30, 2015
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$489.2	$126.5	$—	$—	$615.7
Cost of service, excluding depreciation and amortization	281.0	65.7	—	—	346.7
General and administrative expenses	126.3	29.7	—	63.6	219.6
Provision for doubtful accounts	4.9	0.8	—	—	5.7
Depreciation and amortization	2.8	0.7	—	7.6	11.1
Asset impairment charge	—	—	—	75.2	75.2

Operating expenses	415.0	96.9	—	146.4	658.3

Operating income (loss)	$74.2	$29.6	$—	$(146.4)	$(42.6)

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three-month period ended March 31, 2016, pursuant to this program, we repurchased 324,141 shares of our common stock at a weighted average price of $37.96 per share and a total cost of approximately $12.3 million. The repurchased shares are classified as treasury shares. We did not repurchase any shares pursuant to this stock repurchase program during the three-month period ended June 30, 2016.

8. RELATED PARTY TRANSACTIONS

On November 20, 2015, we engaged KKR Consulting, LLC (“KKR Capstone”), a consulting company of operational professionals that works exclusively with portfolio companies of Kohlberg Kravis Roberts & Co. Nathaniel M. Zilkha, a member of our Board of Directors, is a member of KKR Management, LLC, which is an affiliate of KKR Asset Management LLC (“KAM”), a substantial stockholder of our Company, and an affiliate of Kohlberg Kravis Roberts & Co. KKR Capstone will receive a fee in connection with providing consulting services to the Company in the ordinary course of business. Mr. Zilkha will not receive any direct compensation or direct financial benefit from the engagement of KKR Capstone. During the three and six-month periods ended June 30, 2016, we incurred costs of approximately $0.6 million and $1.2 million, respectively, related to this related party engagement.

Effective October 22, 2015, we entered into a contract for telemonitoring services with Care Innovations, LLC (“Care Innovations”). Paul Kusserow, our President and Chief Executive Officer, is a member of the Advisory Board to Care Innovations. Care Innovations will receive an annual fee of approximately $1.8 million in connection with our contract for telemonitoring services for the Company. Care Innovations has confirmed to us that Mr. Kusserow will not receive any direct compensation or direct financial benefit from the engagement of Care Innovations as our telemonitoring partner. During the three and six-month period ended June 30, 2016, we incurred costs of approximately $0.6 million related to this related party engagement.

9. SUBSEQUENT EVENT

On August 1, 2016, we entered into a definitive agreement to acquire Professional Profiles Inc., a personal care company, for a purchase price of $4.4 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and six-month periods ended June 30, 2016. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on March 10, 2016 (the “Form 10-K”), which are incorporated herein by this reference.

Unless otherwise provided, “Amedisys,” “we,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.

Overview

We are a provider of high-quality, low-cost home health services to the chronic, co-morbid, aging American population, with approximately 78% of our revenue derived from Medicare for the three and six-month periods ended June 30, 2016, and approximately 80% of our revenue derived from Medicare for the three and six-month periods ended June 30, 2015.

Our operations involve servicing patients through our three reportable business segments: home health, hospice and personal care. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. Our personal care segment provides patients assistance with the essential activities of daily living. As of June 30, 2016, we owned and operated 328 Medicare-certified home health care centers, 79 Medicare-certified hospice care centers and nine personal-care care centers in 34 states within the United States and the District of Columbia.

Owned and Operated Care Centers

	Home Health		Hospice	Personal Care
At December 31, 2015	329	(1)	79	—
Acquisitions/Startups	—		—	9
Closed/Consolidated	(1)		—	—

At June 30, 2016	328		79	9

(1)	Includes 15 home health care centers acquired from Infinity HomeCare on December 31, 2015.

Recent Developments

Governmental Inquiries and Investigations and Other Litigation

See Note 5 – Commitments and Contingencies to our condensed consolidated financial statements for additional information regarding our corporate integrity agreement and for a discussion of and updates regarding class action litigation and other legal proceeding and investigations we are involved in. No assurances can be given as to the timing or outcome of these items.

Payment

In July 2016, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule to update hospice payment rates and the wage index for fiscal year 2017. CMS estimates hospices serving Medicare beneficiaries would see an estimated 2.1% increase in payments, which reflects a market basket update of 2.7%, reduced to reflect the Patient Protection and Affordable Care Act (“PPACA”) mandated reductions of 0.6%. CMS will reimburse hospice providers with two routine home care rates, to provide separate payment rates for the first 60 days of care and care beyond 60 days, a change that was instituted in 2016. These regulations are effective on October 1, 2016.

In July 2016, CMS issued a proposed rule to update and revise Medicare home health reimbursement rates for the calendar year 2016. The final rule implements the fourth year of the four year phase-in of the rebasing adjustments to the home health PPS payment rates as required by the PPACA. In addition, CMS will decrease the national, standardized 60-day episode payment amount by 0.97% in 2017 and 2018 to account for nominal case-mix growth between 2012 and 2014. CMS also provides an update to the Home Health Quality Reporting Program. CMS estimates that the net impact of the payment provisions of the final rule will result in a decrease of 1.0% in reimbursement to home health providers. Our impact could differ depending on differences in the wage index and the impact of coding changes.

Results of Operations

Three-Month Period Ended June 30, 2016 Compared to the Three-Month Period Ended June 30, 2015

Consolidated

The following table summarizes our results (amounts in millions):

	For the Three-Month Periods Ended June 30,
	2016	2015
Net service revenue	$360.7	$314.1
Gross margin, excluding depreciation and amortization	154.2	138.4
% of revenue	42.8%	44.1%
Other operating expenses	135.9	122.9
% of revenue	37.7%	39.1%

Operating income	18.3	15.5

Total other (expense) income, net	(0.3)	2.9
Income tax expense	(7.2)	(7.6)
Effective income tax rate	40.0%	41.0%

Net income	10.8	10.9

Net income attributable to noncontrolling interests	(0.1)	(0.2)

Net income attributable to Amedisys, Inc.	$10.7	$10.6

Our operating income increased $3 million on a $47 million increase in revenue. Our results for the three-month period June 30, 2016, include the results of an acquisition of 15 home health care centers (Infinity HomeCare) on December 31, 2015, and the addition of a personal care segment on March 1, 2016 with the acquisition of Associated Home Care. These two acquisitions accounted for $22 million of our $47 million increase in revenue and $9 million of our $13 million increase in other operating expenses. We have continued to experience strong admissions growth in both our home health and hospice operating segments. Our operating results were also impacted by an increase of approximately $5 million in costs associated with our move to our new operating platform, Homecare Homebase (“HCHB”). Approximately $3 million relates to implementation services provided by a third-party with the remaining $2 million related to disruption in care center operations as well as additional corporate resources needed to support multiple systems. While we anticipate these costs to continue as we complete the roll-out, our care centers generally return to normal operating results approximately 60 to 90 days after implementation. We do expect a reduction in the costs associated with running multiple systems; however, it will not occur until we are fully implemented and transitioned to one operating system. Additionally, our results were impacted by approximately $3 million as a result of the CMS rate cut.

Total other (expense) income, net for the three-month period ended June 30, 2015 includes a $4 million gain from an equity method investment while interest expense decreased $1 million during the three-month period ended June 30, 2016.

Home Health Division

The following table summarizes our home health segment results:

	For the Three-Month Periods Ended June 30,
	2016	2015
Financial Information (in millions):
Medicare	$208.4	$188.3
Non-Medicare	67.1	59.5

Net service revenue	275.5	247.8
Cost of service	160.3	142.3

Gross margin	115.2	105.5
Other operating expenses	77.4	67.1

Operating income	$37.8	$38.4

Key Statistical Data:
Medicare:
Same Store Volume (1):
Revenue	4%	(1%)
Admissions	4%	0%
Recertifications	2%	(6%)
Total (2):
Admissions	48,982	44,188
Recertifications	26,020	24,607
Completed episodes	74,027	67,702
Visits	1,315,417	1,203,648
Average revenue per completed episode (3)	$2,850	$2,828
Visits per completed episode (4)	17.7	17.5
Non-Medicare:
Same Store Volume (1):
Revenue	13%	16%
Admissions	2%	15%
Recertifications	12%	8%
Total (2):
Admissions	24,237	23,792
Recertifications	9,640	8,637
Visits	515,062	482,689
Total (2):
Cost per Visit	$87.56	$84.43
Visits	1,830,479	1,686,337

(1)	Same store Medicare and Non-Medicare revenue, admissions or recertifications growth (decline) is the percent increase (decrease) in our Medicare and Non-Medicare revenue, admissions or recertifications for the period as a percent of the Medicare and Non-Medicare revenue, admissions or recertifications of the prior period.
(2)	Total includes acquisitions.
(3)	Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care which includes the impact of sequestration.
(4)	Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.

Operating Results

Overall, our operating income was flat on a $28 million increase in revenue. The Infinity HomeCare acquisition accounted for $12 million of our total revenue increase and $4 million of other operating expenses. Our results have been negatively impacted by approximately $3 million as a result of the CMS rate cut which became effective January 1, 2016 and by approximately $2 million as the result of disruptions associated with the roll-out of HCHB.

Net Service Revenue

Our Medicare revenue increased approximately $20 million which includes approximately $12 million from our Infinity HomeCare acquisition. The $8 million increase in our same store care centers is due to an increase in both admissions and recertifications.

Our non-Medicare revenue increased $8 million, with revenue from episodic payors increasing 18% while our revenue from per visit payors grew 10%. We continue to focus on contract payors with significant concentrations in our markets and those that add incremental margin to our operations as we continue to evaluate our portfolio of managed care contracts.

Cost of Service, Excluding Depreciation and Amortization

Our cost of service increased $18 million primarily as a result of a 9% increase in visits. The increase in cost per visit is primarily due to contractor utilization, higher health insurance expense and additional costs related to our HCHB roll-out.

Other Operating Expenses

Other operating expenses increased $10 million, which includes $4 million related to Infinity HomeCare, as the result of increases in other care center related expenses, primarily salaries and benefits, travel and training expense and HCHB maintenance and hosting fees. In addition, our provision for doubtful accounts increased $1 million.

Hospice Division

The following table summarizes our hospice segment results:

	For the Three-Month Periods Ended June 30,
	2016	2015
Financial Information (in millions):
Medicare	$71.3	$62.5
Non-Medicare	4.5	3.8

Net service revenue	75.8	66.3
Cost of service	39.4	33.4

Gross margin	36.4	32.9
Other operating expenses	18.4	16.0

Operating income	$18.0	$16.9

Key Statistical Data:
Same Store Volume (1):
Medicare revenue	14%	10%
Non-Medicare revenue	15%	5%
Hospice admissions	18%	11%
Average daily census	16%	7%
Total (2):
Hospice admissions	5,576	4,713
Average daily census	5,730	4,944
Revenue per day, net	$145.40	$147.53
Cost of service per day	$75.69	$74.07
Average length of stay	94	86

(1)	Same store Medicare and Non-Medicare revenue, Hospice admissions or average daily census growth (decline) is the percent increase (decrease) in our Medicare and Non-Medicare revenue, Hospice admissions or average daily census for the period as a percent of the Medicare and Non-Medicare revenue, Hospice admissions or average daily census of the prior period.
(2)	Total includes acquisitions.

Operating Results

Overall, our operating income increased $1 million on a $10 million increase in revenue. Our results were impacted by the recording of an approximately $1 million liability which reduced revenue related to ongoing litigation involving a Third Party Audit. See Note 5 – Commitments and Contingencies to our condensed consolidated financial statements for additional information regarding Third Party Audits.

Net Service Revenue

Our hospice revenue increased $10 million, primarily due to an increase in our average daily census as a result of an 18% increase in hospice admissions. Beginning January 1, 2016, CMS has provided for two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, beginning January 1, 2016, Medicare is also reimbursing for a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse (“RN”) or medical social worker (“MSW”) for patients in a routine level of care.

Cost of Service, Excluding Depreciation and Amortization

Our hospice cost of service increased $6 million as the result of a 16% increase in same store average daily census.

Other Operating Expenses

Other operating expenses increased $2 million due to increases in other care center related expenses, primarily salaries and benefits.

Personal Care Division

On March 1, 2016, we acquired Associated Home Care, a personal care home health care company with nine care centers. Operating income related to our new personal care segment for the three-month period ended June 30, 2016 was less than $1 million on net service revenue of $9 million and cost of service of $7 million; other operating expenses were approximately $2 million.

Corporate

The following table summarizes our corporate operating expenses:

	For the Three-Month Periods Ended June 30,
	2016	2015
Financial Information (in millions):
Other operating expenses	$34.7	$36.8
Depreciation and amortization	3.1	3.0

Total	$37.8	$39.8

Corporate expenses consist of costs relating to our executive management and corporate and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration. Corporate expenses for the three-month period ended June 30, 2015 include $8 million in expenses related to the settlement of our Wage and Hour litigation. Excluding this item, other operating expenses have increased approximately $6 million. The increase includes approximately $3 million in corporate support expenses related to acquisitions and $3 million related to HCHB implementation costs.

Six-Month Period Ended June 30, 2016 Compared to the Six-Month Period Ended June 30, 2015

Consolidated

The following table summarizes our results (amounts in millions):

	For the Six-Month Periods Ended June 30,
	2016	2015
Net service revenue	$709.5	$615.7
Gross margin, excluding depreciation and amortization	301.2	269.0
% of revenue	42.5%	43.7%
Other operating expenses	271.8	236.4
% of revenue	38.3%	38.4%
Asset impairment charge	—	75.2

Operating income (loss)	29.4	(42.6)

Total other (expense) income, net	(0.6)	4.6
Income tax (expense) benefit	(11.6)	14.0
Effective income tax rate	40.4%	(36.9%)

Net income	17.2	(24.0)

Net income attributable to noncontrolling interests	(0.2)	(0.4)

Net income (loss) attributable to Amedisys, Inc.	$16.9	$(24.4)

Our operating income, excluding the $75 million non-cash asset impairment charge recorded during the three-month period ended March 31, 2015, related to software costs incurred for the development of AMS3 in 2015, decreased $3 million on a $94 million increase in revenue. Our results for the six-month period June 30, 2016, include the results of Infinity HomeCare and Associated Home Care. These two acquisitions accounted for $39 million of our $94 million increase in revenue and $18 million of our $35 million increase in other operating expenses. Our operating results were also impacted by an increase of approximately $9 million in costs associated with our move to HCHB. Approximately $5 million relates to implementation services provided by a third party with the remaining $4 million related to disruption in care center operations as well as additional corporate resources to support multiple systems. While we anticipate these costs to continue as we complete the roll-out, our care centers generally return to normal operating results approximately 60 to 90 days after implementation. We do expect a reduction in the costs associated with running multiple systems; however, it will not occur until we are fully implemented and transitioned to one operating system. Additionally, our results were impacted by approximately $6 million as a result of the CMS rate cut.

Total other (expense) income, net for the six-month period ended June 30, 2015 includes a $5 million gain from an equity method investment while interest expense decreased $2 million during the six-month period ended June 30, 2016.

Home Health Division

The following table summarizes our home health segment results:

	For the Six-Month Periods Ended June 30,
	2016	2015
Financial Information (in millions):
Medicare	$415.2	$375.5
Non-Medicare	133.0	113.7

Net service revenue	548.2	489.2
Cost of service	321.1	281.0

Gross margin	227.1	208.2
Other operating expenses	153.1	134.0

Operating income	$74.0	$74.2

Key Statistical Data:
Medicare:
Same Store Volume (1):
Revenue	4%	2%
Admissions	4%	1%
Recertifications	3%	(3%)
Total (2):
Admissions	99,400	89,539
Recertifications	52,043	48,966
Completed episodes	146,059	133,013
Visits	2,626,788	2,371,898
Average revenue per completed episode (3)	$2,831	$2,811
Visits per completed episode (4)	17.6	17.4
Non-Medicare:
Same Store Volume (1):
Revenue	17%	18%
Admissions	6%	16%
Recertifications	17%	12%
Total (2):
Admissions	49,804	46,941
Recertifications	19,466	16,625
Visits	1,043,031	920,154
Total (2):
Cost per Visit	$87.51	$85.36
Visits	3,669,819	3,292,052

(1)	Same store Medicare and Non-Medicare revenue, admissions or recertifications growth (decline) is the percent increase (decrease) in our Medicare and Non-Medicare revenue, admissions or recertifications for the period as a percent of the Medicare and Non-Medicare revenue, admissions or recertifications of the prior period.
(2)	Total includes acquisitions.
(3)	Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care which includes the impact of sequestration.
(4)	Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.

Operating Results

Overall, our operating income remained flat as gross margin and other operating expenses increased $19 million. These results are inclusive of Infinity HomeCare which accounted for $26 million of our total revenue increase and $9 million of other operating expenses. Our results have been negatively impacted by approximately $6 million related to the CMS rate cut which became effective January 1, 2016 and approximately $3 million as the result of disruptions associated with the roll-out of HCHB.

Net Service Revenue

Our Medicare revenue increase of approximately $40 million is due to higher volumes. Medicare revenue from care centers acquired from Infinity HomeCare was approximately $26 million. The impact of the rate cut was approximately $6 million.

Our non-Medicare revenue increased $19 million, with revenue from episodic payors increasing 15% while our revenue from per visit payors grew 18%. We continue to focus on contract payors with significant concentrations in our markets and those that add incremental margin to our operations as we continue to evaluate our portfolio of managed care contracts.

Cost of Service, Excluding Depreciation and Amortization

Our cost of service increased $40 million primarily as a result of an 11% increase in visits. The increase in cost per visit is primarily due to contractor utilization, higher health insurance expense and additional costs related to our HCHB roll-out.

Other Operating Expenses

Other operating expenses increased $19 million due to increases in other care center related expenses, primarily salaries and benefits and travel and training expense. In addition, our provision for doubtful accounts increased $2 million. Other operating expenses related to care centers acquired from Infinity HomeCare were approximately $9 million.

Hospice Division

The following table summarizes our hospice segment results:

	For the Six-Month Periods Ended June 30,
	2016	2015
Financial Information (in millions):
Medicare	$140.0	$118.9
Non-Medicare	8.8	7.6

Net service revenue	148.8	126.5
Cost of service	78.2	65.7

Gross margin	70.6	60.8
Other operating expenses	36.3	31.2

Operating income	$34.3	$29.6

Key Statistical Data:
Same Store Volume (1):
Medicare revenue	18%	6%
Non-Medicare revenue	15%	9%
Hospice admissions	19%	9%
Average daily census	19%	4%
Total (2):
Hospice admissions	11,006	9,277
Average daily census	5,618	4,744
Revenue per day, net	$145.52	$147.39
Cost of service per day	$76.51	$76.47
Average length of stay	95	88

(1)	Same store Medicare and Non-Medicare revenue, Hospice admissions or average daily census growth (decline) is the percent increase (decrease) in our Medicare and Non-Medicare revenue, Hospice admissions or average daily census for the period as a percent of the Medicare and Non-Medicare revenue, Hospice admissions or average daily census of the prior period.
(2)	Total includes acquisitions.

Operating Results

Overall, our operating income increased $5 million on a $10 million increase in gross margin and a $5 million increase in other operating expenses.

Net Service Revenue

Our hospice revenue increased $22 million, primarily due to an increase in our average daily census as a result of a 19% increase in hospice admissions.

Cost of Service, Excluding Depreciation and Amortization

Our hospice cost of service increased $12 million as the result of a 19% increase in same store average daily census.

Other Operating Expenses

Other operating expenses increased $5 million due to increases in other care center related expenses, primarily salaries and benefits.

Personal Care Division

Operating income related to our new personal care segment for the six-month period ended June 30, 2016 was $1 million on net service revenue of $13 million and cost of service of $9 million; other operating expenses were approximately $3 million.

Corporate

The following table summarizes our corporate operating expenses:

	For the Six-Month Periods Ended June 30,
	2016	2015
Financial Information (in millions):
Other operating expenses	$73.7	$63.6
Depreciation and amortization	6.0	7.6

Total before impairment (1)	$79.7	$71.2

(1)	Total of $146.4 million on a GAAP basis for the six-month period ended June 30, 2015 (including $75.2 million asset impairment charge).

Excluding the asset impairment charge and the $8 million Wage and Hour Litigation settlement in 2015, corporate expenses increased $16 million which is inclusive of $7 million related to our acquisition activity (including acquired corporate support and other acquisition costs), $5 million related to HCHB implementation, $1 million in HCHB maintenance and hosting costs, $2 million related to various legal matters and $1 million in severance costs.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Six-Month Periods Ended June 30,
	2016	2015
Cash provided by operating activities	$26.9	$57.0
Cash used in investing activities	(37.7)	(11.8)
Cash used in financing activities	(6.7)	(20.0)

Net (decrease) increase in cash and cash equivalents	(17.5)	25.2
Cash and cash equivalents at beginning of period	27.5	8.0

Cash and cash equivalents at end of period	$10.0	$33.2

Cash provided by operating activities decreased $30.1 million during 2016 compared to 2015 primarily due to a decrease in our cash collections relative to our growth in accounts receivable. For additional information regarding our operating performance, see “Results of Operations” and “Outstanding Patient Accounts Receivable”. The recognition of the asset impairment charges of $75.2 million, which resulted in the net loss for the six-month period ended June 30, 2015, is a non-cash item and therefore had no impact on our cash flow from operations.

Cash used in investing activities increased $25.9 million during 2016 compared to 2015 primarily due to our acquisition activity of $27.6 million.

Cash used in financing activities decreased $13.3 million during 2016 compared to 2015 primarily due to an increase in proceeds from our revolving line of credit, offset by repurchases of company stock pursuant to our stock repurchase program.

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness.

During the six-month period ended June 30, 2016, we spent $9.9 million in capital expenditures as compared to $16.7 million during the six-month period ended June 30, 2015. Our capital expenditures for 2016 are expected to be approximately $20.0 - $25.0 million.

As of June 30, 2016, we had $10.0 million in cash and cash equivalents and $176.1 million in availability under our $200.0 million Revolving Credit Facility. Based on our operating forecasts and our new debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements.

Outstanding Patient Accounts Receivable

Our net patient accounts receivable increased $27.2 million from December 31, 2015 to June 30, 2016. Our cash collection as a percentage of revenue was 97.5% and 99.9% for the six-month periods ended June 30, 2016 and 2015, respectively. Our days revenue outstanding, net at June 30, 2016 was 37.2 days which is an increase of 5.3 days from December 31, 2015 and a decrease of 1.7 days from March 31, 2016. We have experienced a slowdown in collections primarily as the result of our shift from our legacy platforms (AMS2 and AMS3) to HCHB. We anticipate further reductions in days revenue outstanding once we complete our HCHB implementation and are completely off our legacy system. Our days revenue outstanding, net at December 31, 2015 does not include the Infinity HomeCare acquisition.

Our patient accounts receivable includes unbilled receivables and are aged based upon our initial service date. We monitor unbilled receivables on a care center by care center basis to ensure that all efforts are made to bill claims within timely filing deadlines. Our unbilled patient accounts receivable can be impacted by acquisition activity, probe edits or regulatory changes which result in additional information or procedures needed prior to billing. The timely filing deadline for Medicare is one year from the date the episode was completed, varies by state for Medicaid-reimbursable services and varies among insurance companies and other private payors.

Our provision for estimated revenue adjustments (which is deducted from our service revenue to determine net service revenue) and provision for doubtful accounts were as follows for the periods indicated (amounts in millions). We fully reserve for both our Medicare and other patient accounts receivable that are aged over 365 days.

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2016	2015	2016	2015
Provision for estimated revenue adjustments	$2.6	$1.1	$4.3	$2.6
Provision for doubtful accounts	4.2	2.7	8.2	5.7

Total	$6.8	$3.8	$12.5	$8.3

As a percent of revenue	1.9%	1.2%	1.8%	1.3%

The following schedules detail our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding, net):

	0-90	91-180	181-365	Over 365	Total
At June 30, 2016:
Medicare patient accounts receivable, net (1)	$79.5	$10.1	$—	$—	$89.6

Other patient accounts receivable:
Medicaid	14.1	5.8	1.9	—	21.8
Private	36.6	10.0	7.1	3.0	56.7

Total	$50.7	$15.8	$9.0	$3.0	$78.5

Allowance for doubtful accounts (2)					(15.9)

Non-Medicare patient accounts receivable, net					$62.6

Total patient accounts receivable, net					$152.2

Days revenue outstanding, net (3)					37.2

	0-90	91-180	181-365	Over 365	Total
At December 31, 2015:
Medicare patient accounts receivable, net (1)	$73.5	$7.0	$(0.4)	$—	$80.1

Other patient accounts receivable:
Medicaid	12.4	1.7	0.9	—	15.0
Private	31.2	8.1	5.1	2.0	46.4

Total	$43.6	$9.8	$6.0	$2.0	$61.4

Allowance for doubtful accounts (2)					(16.5)

Non-Medicare patient accounts receivable, net					$44.9

Total patient accounts receivable, net					$125.0

Days revenue outstanding, net (3)					31.9

(1)	The following table summarizes the activity and ending balances in our estimated revenue adjustments (amounts in millions), which is recorded to reduce our Medicare outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the Three- Month Period Ended June 30, 2016	For the Three- Month Period Ended December 31, 2015	For the Six-Month Period Ended June 30, 2016	For the Six-Month Period Ended December 31, 2015
Balance at beginning of period	$3.4	$3.8	$4.0	$3.7
Provision for estimated revenue adjustments	2.6	2.1	4.3	3.6
Write offs	(2.0)	(1.9)	(4.3)	(3.3)

Balance at end of period	$4.0	$4.0	$4.0	$4.0

Our estimated revenue adjustments were 4.3% and 4.8% of our outstanding Medicare patient accounts receivable at June 30, 2016 and December 31, 2015, respectively.

(2)	The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in millions), which is recorded to reduce only our Medicaid and private payer outstanding patient accounts receivable to their estimated net realizable value.

	For the Three-Month Period Ended June 30, 2016	For the Three-Month Period Ended December 31, 2015	For the Six-Month Period Ended June 30, 2016	For the Six-Month Period Ended December 31, 2015
Balance at beginning of period	$16.7	$14.7	$16.5	14.2
Provision for doubtful accounts	4.2	4.7	8.2	8.3
Write offs	(5.0)	(2.9)	(8.8)	(6.0)

Balance at end of period	$15.9	$16.5	$15.9	$16.5

Our allowance for doubtful accounts was 20.3% and 26.9% of our outstanding Medicaid and private patient accounts receivable at June 30, 2016 and December 31, 2015, respectively.

(3)	Our calculation of days revenue outstanding, net is derived by dividing our ending net patient accounts receivable (i.e., net of estimated revenue adjustments and allowance for doubtful accounts ) at June 30, 2016 and December 31, 2015 by our average daily net patient revenue for the three-month periods ended June 30, 2016 and December 31, 2015, respectively.

Indebtedness

Our weighted average interest rate for our $100.0 million Term Loan under our Credit Agreement, was 2.4% for the three and six-month periods ended June 30, 2016, respectively. Our weighted average interest rate for our $200.0 million Revolving Credit Facility was 3.3% and 3.2% for the three and six-month periods ended June 30, 2016, respectively.

As of June 30, 2016, our consolidated leverage ratio was 1.0, our consolidated fixed charge coverage ratio was 4.1 and we are in compliance with our Credit Agreement.

As of June 30, 2016, our availability under our $200.0 million Revolving Credit Facility was $176.1 million as we had $23.9 million outstanding in letters of credit.

See Note 4 to our condensed consolidated financial statements and Note 7 of the financial statements included in our Form 10-K for additional details on our outstanding long-term obligations.

Stock Repurchase Program

During the three-month period ended March 31, 2016, pursuant to our stock repurchase program, we repurchased 324,141 shares of our common stock at a weighted average price of $37.96 per share and a total cost of approximately $12.3 million. The repurchased shares are classified as treasury shares. We did not repurchase any shares pursuant to this stock repurchase program during the three-month period ended June 30, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility and Term Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate, and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows will be exposed to changes in interest rates. As of June 30, 2016, the total amount of outstanding debt subject to interest rate fluctuations was $97.5 million. A 1.0% interest rate change would cause interest expense to change by approximately $1.0 million annually.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2016, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2016, the end of the period covered by this Quarterly Report.

Changes in Internal Controls

During 2015, we began the implementation of Homecare Homebase (“HCHB”) with a total of 291 care centers on HCHB as of June 30, 2016. The Company has included the changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing implementation activities as part of its review of internal controls over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended June 30, 2016 that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2016, the end of the period covered by this Quarterly Report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended June 30, 2016:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1, 2016 to April 30, 2016	103,066		$48.73	—	$—
May 1, 2016 to May 31, 2016	18,783		52.62	—	—
June 1, 2016 to June 30, 2016	5,501		52.56	—	—

	127,350	(1)	$49.47	—	$—

(1)	Includes shares of common stock surrendered to us by certain employees to satisfy tax withholding obligations in connection with the vesting of non-vested stock previously awarded to such employees under our 2008 Omnibus Incentive Compensation Plan.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through April 20, 2016	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016	0-24260	3.2

†10.1*	Employment Agreement dated as of May 2, 2016, between Amedisys, Inc. and Jeffrey D. Jeter

†31.1	Certification of Paul B. Kusserow, President and Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Ronald A. LaBorde, Vice Chairman and Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of Paul B. Kusserow, President and Chief Executive Officer (principal executive officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2	Certification of Ronald A LaBorde, Vice Chairman and Chief Financial Officer (principal financial officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†101.INS	XBRL Instance

†101.SCH	XBRL Taxonomy Extension Schema Document

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	XBRL Taxonomy Extension Definition Linkbase

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDISYS, INC. (Registrant)

By:	/s/ SCOTT G. GINN
Scott G. Ginn,
Principal Accounting Officer and
Duly Authorized Officer

Date: August 3, 2016

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed and the exhibits marked with a double cross (††) are furnished with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through April 20, 2016	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016	0-24260	3.2

†10.1*	Employment Agreement dated as of May 2, 2016 between Amedisys, Inc. and Jeffrey D. Jeter

†31.1	Certification of Paul B. Kusserow, President and Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Ronald A. LaBorde, Vice Chairman and Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of Paul B. Kusserow, President and Chief Executive Officer (principal executive officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2	Certification of Ronald A LaBorde, Vice Chairman and Chief Financial Officer (principal financial officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†101.INS	XBRL Instance

†101.SCH	XBRL Taxonomy Extension Schema Document

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	XBRL Taxonomy Extension Definition Linkbase

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document