Form 10-Q
period 2016-09-30
AMEDISYS INC
filed 2016-11-04
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 33,569,601 shares outstanding as of November 1, 2016.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30, 2016 (Unaudited)	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$8,915	$27,502
Patient accounts receivable, net of allowance for doubtful accounts of $16,710 and $16,526	162,500	125,010
Prepaid expenses	9,948	8,110
Other current assets	12,070	14,641

Total current assets	193,433	175,263

Property and equipment, net of accumulated depreciation of $144,055 and $141,793	42,960	42,695
Goodwill	284,552	261,663
Intangible assets, net of accumulated amortization of $27,180 and $25,386	47,249	44,047
Deferred income taxes	113,797	125,245
Other assets, net	39,741	32,802

Total assets	$721,732	$681,715

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$33,088	$25,682
Payroll and employee benefits	78,754	72,546
Accrued expenses	65,112	71,965
Current portion of long-term obligations	5,220	5,000

Total current liabilities	182,174	175,193
Long-term obligations, less current portion	88,874	91,630
Other long-term obligations	4,306	4,456

Total liabilities	275,354	271,279

Commitments and Contingencies - Note 5

Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 35,195,655 and 34,786,966 shares issued; and 33,551,441 and 33,607,282 shares outstanding	35	35
Additional paid-in capital	531,112	504,290
Treasury stock at cost, 1,644,214 and 1,179,684 shares of common stock	(46,253)	(26,966)
Accumulated other comprehensive income	15	15
Retained earnings	(39,462)	(67,806)

Total Amedisys, Inc. stockholders’ equity	445,447	409,568
Noncontrolling interests	931	868

Total equity	446,378	410,436

Total liabilities and equity	$721,732	$681,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2016	2015	2016	2015
Net service revenue	$361,595	$326,450	$1,071,158	$942,174
Cost of service, excluding depreciation and amortization	212,124	186,772	620,466	533,432
General and administrative expenses:
Salaries and benefits	77,019	69,993	231,079	209,797
Non-cash compensation	4,750	3,060	12,556	7,637
Other	42,658	39,551	134,951	114,734
Provision for doubtful accounts	5,471	3,638	13,664	9,370
Depreciation and amortization	5,214	4,646	14,662	15,798
Asset impairment charge	—	2,075	—	77,268

Operating expenses	347,236	309,735	1,027,378	968,036

Operating income (loss)	14,359	16,715	43,780	(25,862)
Other income (expense):
Interest income	14	7	45	33
Interest expense	(1,136)	(4,936)	(3,551)	(9,778)
Equity in earnings from equity method investments	3,244	1,924	3,602	8,701
Miscellaneous, net	1,713	1,330	3,106	3,962

Total other income (expense), net	3,835	(1,675)	3,202	2,918

Income (loss) before income taxes	18,194	15,040	46,982	(22,944)
Income tax (expense) benefit	(6,693)	(6,465)	(18,323)	7,560

Net income (loss)	11,501	8,575	28,659	(15,384)
Net income attributable to noncontrolling interests	(66)	(135)	(315)	(548)

Net income (loss) attributable to Amedisys, Inc.	$11,435	$8,440	$28,344	$(15,932)

Basic earnings per common share:
Net income (loss) attributable to Amedisys, Inc. common stockholders	$0.34	$0.25	$0.86	$(0.48)
Weighted average shares outstanding	33,309	33,128	33,142	32,957

Diluted earnings per common share:
Net income (loss) attributable to Amedisys, Inc. common stockholders	$0.34	$0.25	$0.84	$(0.48)
Weighted average shares outstanding	33,823	33,631	33,699	32,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Nine-Month Periods Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$28,659	$(15,384)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,662	15,798
Provision for doubtful accounts	13,664	9,370
Non-cash compensation	12,556	7,637
401(k) employer match	5,134	4,544
Loss on disposal of property and equipment	556	945
Gain on sale of care centers	—	(184)
Deferred income taxes	18,689	(9,547)
Write off of deferred debt issuance costs	—	2,513
Equity in earnings from equity method investments	(3,602)	(8,701)
Amortization of deferred debt issuance costs/debt discount	555	774
Return on equity investment	1,913	5,135
Asset impairment charge	—	77,268
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(46,107)	(31,788)
Other current assets	870	12,701
Other assets	(11,909)	(803)
Accounts payable	7,308	8,597
Accrued expenses	(9,100)	9,152
Other long-term obligations	(150)	(286)

Net cash provided by operating activities	33,698	87,741

Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	230	1,077
Purchases of deferred compensation plan assets	—	(19)
Purchases of property and equipment	(13,502)	(17,969)
Purchase of investment	(750)	(2,561)
Proceeds from sale of investment	—	5,000
Acquisitions of businesses, net of cash acquired	(31,378)	(5,800)
Proceeds from dispositions of care centers	—	413

Net cash used in investing activities	(45,400)	(19,859)

Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options and warrants	—	399
Proceeds from issuance of stock to employee stock purchase plan	1,818	1,591
Tax benefit from stock options exercised and restricted stock vesting	7,241	—
Non-controlling interest distribution	(284)	(300)
Sale of non-controlling interest	405	—
Proceeds from revolving line of credit	128,500	63,400
Repayments of revolving line of credit	(128,500)	(78,400)
Proceeds from issuance of long-term obligations	—	100,000
Principal payments of long-term obligations	(3,750)	(103,000)
Debt issuance costs	—	(2,553)
Purchase of company stock	(12,315)	—

Net cash used in financing activities	(6,885)	(18,863)

Net (decrease) increase in cash and cash equivalents	(18,587)	49,019
Cash and cash equivalents at beginning of period	27,502	8,032

Cash and cash equivalents at end of period	$8,915	$57,051

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,276	$5,598

Cash paid for income taxes, net of refunds received	$758	$(12,383)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Amedisys, Inc., a Delaware corporation, and its consolidated subsidiaries (“Amedisys,” “we,” “us,” or “our”) are a multi-state provider of home health and hospice services with approximately 78% of our revenue derived from Medicare for the three and nine-month periods ended September 30, 2016 and approximately 79% and 80% of our revenue derived from Medicare for the three and nine-month periods ended September 30, 2015. As of September 30, 2016, we owned and operated 326 Medicare-certified home health care centers, 79 Medicare-certified hospice care centers and 14 personal-care care centers in 34 states within the United States and the District of Columbia.

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

Equity Investments

We consolidate investments when the entity is a variable interest entity and we are the primary beneficiary or if we have controlling interests in the entity, which is generally ownership in excess of 50%. Third party equity interests in our consolidated joint ventures are reflected as noncontrolling interests in our condensed consolidated financial statements. During the three-month period ended September 30, 2016, we sold a 30% interest in one of our care centers while maintaining controlling interest in the newly formed joint venture.

We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a variable interest entity in which we are the primary beneficiary. The book value of investments that we accounted for under the equity method of accounting was $28.2 million as of September 30, 2016, and $25.7 million as of December 31, 2015. We account for investments in entities in which we have less than a 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee.

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

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on visits performed. As of September 30, 2016 and 2015, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and, therefore, the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our condensed consolidated balance sheets for such periods.

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

Hospice Revenue Recognition

Hospice Medicare Revenue

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounts for 99% of our total net Medicare hospice service revenue for each of the three and nine-month periods ended September 30, 2016, and 98% of our total net Medicare hospice service revenue for each of the three and nine-month periods ended September 30, 2015. We make adjustments to Medicare revenue for an inability to obtain appropriate billing documentation or acceptable authorizations and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes our historical collection rate on Medicare claims, and record it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable.

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap for each provider number, we monitor these caps and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in other accrued liabilities. Beginning for the cap year ending October 31, 2014, providers are required to self-report and pay their estimated cap liability by March 31st of the following year. As of September 30, 2016, we have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2012. As of September 30, 2016 and December 31, 2015, we have recorded $1.0 million and $1.4 million, respectively, for estimated amounts due back to Medicare in other accrued liabilities for the Federal cap years ended October 31, 2013 through October 31, 2016.

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

Personal Care Revenue Recognition

Personal Care Non-Medicare Revenue

We generate net service revenues by providing our services directly to patients primarily on a per hour, visit or unit basis. We receive payment for providing such services from our payor clients, including state and local governmental agencies, managed care organizations, commercial insurers and private consumers. Net service revenues are principally provided based on authorized hours, visits or units determined by the relevant agency, at a rate that is either contractual or fixed by legislation which are recognized as net service revenue at the time services are rendered.

Patient Accounts Receivable

Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. As of September 30, 2016 there is no single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables. Thus we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable. We fully reserve for accounts which are aged at 365 days or greater. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible.

We believe the credit risk associated with our Medicare accounts, which represent 58% and 64% of our net patient accounts receivable at September 30, 2016 and December 31, 2015, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable, which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. During the three and nine-month periods ended September 30, 2016, we recorded $1.6 million and $5.9 million, respectively, in estimated revenue adjustments to Medicare revenue as compared to $1.5 million and $4.0 million during the three and nine-month periods ended September 30, 2015, respectively.

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

During the three-month period ended September 30, 2015, we commenced an active program to sell our corporate headquarters located in Baton Rouge, Louisiana. In accordance with U.S. GAAP, we classified this asset as held for sale and reduced the carrying value of the asset to its estimated fair value less estimated costs to sell the asset. As a result, we recorded a non-cash asset impairment charge of $2.1 million during the three-month period ended September 30, 2015

The following table summarizes the balances related to our property and equipment for the periods indicated (amounts in millions):

	September 30, 2016	December 31, 2015
Building and leasehold improvements	$6.6	$2.3
Equipment and furniture	85.4	89.6
Computer software	95.0	92.6

	187.0	184.5
Less: accumulated depreciation	(144.0)	(141.8)

	$43.0	$42.7

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

Our deferred compensation plan assets are recorded at fair value and are considered a level 2 measurement. The carrying amount of our other financial instruments, including cash and cash equivalents, patient accounts receivable, accounts payable, payroll and employee benefits and accrued expenses approximate fair value due to the short maturities of these instruments. As of September 30, 2016, the carrying value of our long-term debt is subject to a variable rate of interest based on current market rates, and as such, the carrying value approximates fair value.

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

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2016	2015	2016	2015
Weighted average number of shares outstanding - basic	33,309	33,128	33,142	32,957
Effect of dilutive securities:
Stock options	207	57	156	—
Non-vested stock and stock units	307	446	401	—

Weighted average number of shares outstanding - diluted	33,823	33,631	33,699	32,957

Anti-dilutive securities	204	89	254	983

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides specific guidance on eight cash flow classification issues not specifically addressed by U.S. GAAP. The ASU is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The standard should be applied using a retrospective transition method unless it is impractical to do so for some of the issues. In such case, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is evaluating the effect that ASU 2016-15 will have on its consolidated financial statements and related disclosures and the effect of the standard on its ongoing financial reporting.

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

On September 1, 2016, we acquired the assets of Professional Profiles, Inc. which owns and operates 4 personal-care care centers servicing the state of Massachusetts for a total purchase price of $4.4 million, (subject to certain adjustments), of which $0.7 million was placed in a promissory note to be paid over 24 months, subject to any offsets or withholds for indemnification purposes. The purchase price was paid with cash on hand on the date of the transaction. During the three-month period ended September 30, 2016, we recorded goodwill ($4.2 million) and other intangibles – non-compete agreements ($0.2 million). The non-compete agreements will be amortized over a weighted-average period of 0.9 years.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. LONG-TERM OBLIGATIONS

Long-term debt consisted of the following for the periods indicated (amounts in millions):

	September 30, 2016	December 31, 2015
$100.0 million Term Loan; principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (2.52% at September 30, 2016); due August 28, 2020	$96.2	$100.0
$200.0 million Revolving Credit Facility; interest only payments; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage; due August 28, 2020	—	—
Promissory notes	0.7	—
Deferred debt issuance costs	(2.8)	(3.4)

	94.1	96.6
Current portion of long-term obligations	(5.2)	(5.0)

Total	$88.9	$91.6

Our weighted average interest rate for our $100.0 million Term Loan, under our Credit Agreement, was 2.5% for the three and nine-month periods ended September 30, 2016, respectively, and 2.2% for the period August 28, 2015 to September 30, 2015. Our weighted average interest rate for our $200.0 million Revolving Credit Facility was 4.5% and 3.5% for the three and nine-month periods ended September 30, 2016, respectively.

As of September 30, 2016, our consolidated leverage ratio was 1.0, our consolidated fixed charge coverage ratio was 3.9 and we are in compliance with our Credit Agreement. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.

As of September 30, 2016, our availability under our $200.0 million Revolving Credit Facility was $173.3 million as we had $26.7 million outstanding in letters of credit.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The case then returned to the District Court for further proceedings. On March 30, 2015, the defendants filed a Petition for Writ of Certiorari (the “Petition”) with the United States Supreme Court asking the Supreme Court to consider whether the Fifth Circuit erred in reversing the District Court’s dismissal of the Securities Complaint. The Supreme Court denied the Petition on June 29, 2015, which did not affect the ongoing proceedings before the District Court, including the District Court’s consideration of a motion filed on April 3, 2015, by the Co-Lead Plaintiffs for leave to amend the Securities Complaint, which motion was granted by the District Court. On December 15, 2015, the defendants filed a motion to dismiss the Co-Lead Plaintiffs’ First Amended Consolidated Complaint. All discovery in the case is currently stayed pursuant to federal law. The parties agreed to explore the possibility of a mediated settlement of this matter, and a mediation was held on June 21, 2016. The parties were unable to resolve this matter during the mediation. On August 19, 2016, the District Court denied the defendants motion to dismiss the Co-Lead Plantiffs’ First Amended Consolidated Complaint. The Defendants filed an Answer to the Complaint on October 20, 2016.

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

On September 13, 2012, a putative collective and class action complaint was filed in the United States District Court for the Northern District of Illinois against us in which a former employee alleges wage and hour law violations. The former employee claims she was paid on both a per-visit and an hourly basis, and that such a pay scheme resulted in her misclassification as an exempt employee,

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

thereby denying her overtime. The plaintiff alleges violations of federal and state law and seeks damages under the Federal Fair Labor Standards Act (“FLSA”) and the Illinois Minimum Wage Law. Plaintiff seeks class certification of similar employees who were or are employed in Illinois and seeks attorneys’ fees, back wages and liquidated damages going back three years under the FLSA and three years under the Illinois statute. On May 28, 2013, the Court granted the Company’s motion to stay the case pending resolution of class certification issues and dispositive motions in the earlier-filed Connecticut case. On December 23, 2015, the parties agreed to explore the possibility of a mediated settlement of the Illinois case, and a mediation occurred on April 18, 2016. The parties agreed to settle the case for $0.8 million, subject to court approval, which the Company has accrued as of September 30, 2016. On August 4, 2016, the Court approved the final settlement of this case.

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

In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a Zone Program Integrity Contractor (“ZPIC”) a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the MAC for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. An ALJ hearing was held in early January 2015. On January 18, 2016 we received a letter dated January 6, 2016 referencing the ALJ hearing decision for the overpayment

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

issued on June 6, 2011. The decision was partially favorable with a new overpayment amount of $3.7 million with a balance owed of $5.6 million including interest based on 9 disputed claims (originally 16). We filed an appeal to the Medicare Appeals Council on the remaining 9 disputed claims and also argued that the statistical method used to select the sample was not valid. No assurances can be given as to the timing or outcome of the Medicare Appeals Council decision. As of June 30, 2016, Medicare has withheld payments of $5.7 million (including additional interest) as part of their standard procedures once this level of the appeal process has been reached. In the event we are not able to recoup this alleged overpayment, we are indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. As of September 30, 2016, we have an indemnity receivable for the amount withheld related to the period prior to August 1, 2009.

Third Party Audits – Settled

In January 2010, our subsidiary that provides home health services in Dayton, Ohio received from a Medicare Program Safeguard Contractor (“PSC”) a request for records regarding 137 claims submitted by the subsidiary paid from January 2, 2008 through November 10, 2009 (the “Claim Period”) to determine whether the underlying services met pertinent Medicare payment requirements. Based on the PSC’s findings for 114 of the claims, which were extrapolated to all claims for home health services provided by the Dayton subsidiary paid during the Claim Period, on March 9, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment of approximately $5.6 million. We disputed these findings, and our Dayton subsidiary filed appeals through the Original Medicare Standard Appeals Process, in which we were seeking to have those findings overturned. A consolidated administrative law judge (“ALJ”) hearing was held in late March 2013. In January 2014, the ALJ found fully in favor of our Dayton subsidiary on 74 appeals and partially in favor of our Dayton subsidiary on eight appeals. Taking into account the ALJ’s decision, certain determinations that our Dayton subsidiary decided not to appeal as well as certain determinations made by the MAC, of the 114 claims that were originally extrapolated by the MAC, 76 claims were decided in favor of our Dayton subsidiary in full, 10 claims were decided in favor of our Dayton subsidiary in part, and 28 claims were decided against or not appealed by our Dayton subsidiary. The ALJ ordered the MAC to recalculate the extrapolation amount based on the ALJ’s decision. The Medicare Appeals Council could decide on its own motion to review the ALJ’s decisions. As of July 13, 2016, we were notified that the PSC elected not to re-extrapolate the overpayment and instead issued a new calculated overpayment in the amount of $0.2 million. The overpayment has been paid in full and the matter is fully resolved.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Three-Month Period Ended September 30, 2016
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$268.9	$82.0	$10.7	$—	$361.6
Cost of service, excluding depreciation and amortization	162.4	41.9	7.8	—	212.1
General and administrative expenses	71.8	17.6	2.3	32.7	124.4
Provision for doubtful accounts	4.0	1.4	0.1	—	5.5
Depreciation and amortization	1.6	0.3	—	3.3	5.2

Operating expenses	239.8	61.2	10.2	36.0	347.2

Operating income (loss)	$29.1	$20.8	$0.5	$(36.0)	$14.4

	For the Three-Month Period Ended September 30, 2015
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$253.4	$73.0	$—	$—	$326.4
Cost of service, excluding depreciation and amortization	150.0	36.8	—	—	186.8
General and administrative expenses	65.7	16.1	—	30.8	112.6
Provision for doubtful accounts	3.1	0.5	—	—	3.6
Depreciation and amortization	1.2	0.3	—	3.1	4.6
Asset impairment charge	—	—	—	2.1	2.1

Operating expenses	220.0	53.7	—	36.0	309.7

Operating income (loss)	$33.4	$19.3	$—	$(36.0)	$16.7

	For the Nine-Month Period Ended September 30, 2016
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$817.2	$230.8	$23.2	$—	$1,071.2
Cost of service, excluding depreciation and amortization	483.6	120.1	16.8	—	620.5
General and administrative expenses	215.3	51.8	5.0	106.4	378.5
Provision for doubtful accounts	10.8	2.8	0.1	—	13.7
Depreciation and amortization	4.4	1.0	—	9.3	14.7

Operating expenses	714.1	175.7	21.9	115.7	1,027.4

Operating income (loss)	$103.1	$55.1	$1.3	$(115.7)	$43.8

	For the Nine-Month Period Ended September 30, 2015
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$742.6	$199.6	$—	$—	$942.2
Cost of service, excluding depreciation and amortization	431.0	102.4	—	—	533.4
General and administrative expenses	192.0	45.8	—	94.3	332.1
Provision for doubtful accounts	8.0	1.4	—	—	9.4
Depreciation and amortization	4.0	1.0	—	10.8	15.8
Asset impairment charge	—	—	—	77.3	77.3

Operating expenses	635.0	150.6	—	182.4	968.0

Operating income (loss)	$107.6	$49.0	$—	$(182.4)	$(25.8)

7. STOCK REPURCHASE PROGRAM

On September 9, 2015, we announced that our Board of Directors authorized a stock repurchase program, under which we may repurchase up to $75 million of our outstanding common stock on or before September 6, 2016.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Under the terms of the program, we could repurchase shares from time to time in open market transactions, block purchases or in private transactions in accordance with applicable federal securities laws and other legal requirements. We could enter into Rule 10b5-1 plans to effect some or all of the repurchases. The timing and the amount of the repurchases, if any, were determined by management based on a number of factors, including but not limited to share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors.

During the three-month period ended March 31, 2016, pursuant to this program, we repurchased 324,141 shares of our common stock at a weighted average price of $37.96 per share and a total cost of approximately $12.3 million. The repurchased shares are classified as treasury shares. We did not repurchase any shares pursuant to this stock repurchase program during the three-month periods ended June 30, 2016 or September 30, 2016. The stock repurchase program expired on September 6, 2016.

8. RELATED PARTY TRANSACTIONS

On November 20, 2015, we engaged KKR Consulting, LLC (“KKR Capstone”), a consulting company of operational professionals that works exclusively with portfolio companies of Kohlberg Kravis Roberts & Co. Nathaniel M. Zilkha, a member of our Board of Directors, is a member of KKR Management, LLC, which is an affiliate of KKR Asset Management LLC (“KAM”), a substantial stockholder of our Company, and an affiliate of Kohlberg Kravis Roberts & Co. KKR Capstone will receive a fee in connection with providing consulting services to the Company in the ordinary course of business. Mr. Zilkha will not receive any direct compensation or direct financial benefit from the engagement of KKR Capstone. During the three and nine-month periods ended September 30, 2016, we incurred costs of approximately $0.4 million and $1.6 million, respectively, related to this related party engagement.

Effective October 22, 2015, we entered into a contract for telemonitoring services with Care Innovations, LLC (“Care Innovations”). Paul Kusserow, our President and Chief Executive Officer, is a member of the Advisory Board to Care Innovations. Care Innovations will receive an annual fee of approximately $1.8 million in connection with our contract for telemonitoring services for the Company. Care Innovations has confirmed to us that Mr. Kusserow will not receive any direct compensation or direct financial benefit from the engagement of Care Innovations as our telemonitoring partner. During the three and nine-month period ended September 30, 2016, we incurred costs of approximately $0.3 million and $0.9 million, respectively, related to this related party engagement.

9. SUBSEQUENT EVENT

On October 20, 2016, we acquired the regulatory assets from a former nonprofit organization in New York for a purchase price of $4.6 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and nine-month periods ended September 30, 2016. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on March 10, 2016 (the “Form 10-K”), which are incorporated herein by this reference.

Unless otherwise provided, “Amedisys,” “we,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.

Overview

We are a provider of high-quality, low-cost services to the chronic, co-morbid, aging American population, with approximately 78% of our revenue derived from Medicare for the three and nine-month periods ended September 30, 2016, and approximately 79% and 80% of our revenue derived from Medicare for the three and nine-month periods ended September 30, 2015, respectively.

Our operations involve servicing patients through our three reportable business segments: home health, hospice and personal care. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. Our personal care segment provides patients assistance with the essential activities of daily living. As of September 30, 2016, we owned and operated 326 Medicare-certified home health care centers, 79 Medicare-certified hospice care centers and 14 personal-care care centers in 34 states within the United States and the District of Columbia.

Owned and Operated Care Centers

	Home Health		Hospice	Personal Care
At December 31, 2015	329	(1)	79	—
Acquisitions/Startups	—		—	14
Closed/Consolidated	(3)		—	—

At September 30, 2016	326		79	14

(1)	Includes 15 home health care centers acquired from Infinity HomeCare on December 31, 2015.

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

Payment

In July 2016, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule to update hospice payment rates and the wage index for fiscal year 2017. CMS estimates hospices serving Medicare beneficiaries would see an estimated 2.1% increase in payments, which reflects a market basket update of 2.7%, reduced to reflect the Patient Protection and Affordable Care Act (“PPACA”) mandated reductions of 0.6%. CMS will reimburse hospice providers with two routine home care rates, to provide separate payment rates for the first 60 days of care and care beyond 60 days, a change that was instituted in 2016. These regulations are effective on October 1, 2016. As of September 30, 2016, we estimate our impact of the 2017 final rule to be approximately 1.5% - 2.0%.

In October 2016, CMS issued a final rule to update and revise Medicare home health reimbursement rates for the calendar year 2017. The final rule implements the final year of the four-year phase-in of the rebasing adjustments to the home health PPS payment rates as required by the PPACA. CMS also provides an update to the Home Health Quality Reporting Program. CMS estimates that the net impact of the payment provisions of the final rule will result in a decrease of 0.7% in reimbursement to home health providers. The decrease is the result of a 2.8% market basket increase minus 0.3% for productivity, a 2.3% decrease for the last year in the four-year rebasing cycle and a 0.97% decrease for the second year in a three-year series of cuts for nominal case mix growth. Our impact could differ depending on differences in the wage index and the impact of coding and outlier changes. We are currently evaluating the final rule’s impact on our home health operations.

Results of Operations

Three-Month Period Ended September 30, 2016 Compared to the Three-Month Period Ended September 30, 2015

Consolidated

The following table summarizes our results (amounts in millions):

	For the Three-Month Periods Ended September 30,
	2016	2015
Net service revenue	$361.6	$326.4
Gross margin, excluding depreciation and amortization	149.5	139.6
% of revenue	41.3%	42.8%
Other operating expenses	135.1	120.8
% of revenue	37.4%	37.0%
Asset impairment charge	—	2.1

Operating income	14.4	16.7

Total other income (expense), net	3.8	(1.7)
Income tax expense	(6.7)	(6.5)
Effective income tax rate	36.8%	43.0%

Net income	11.5	8.5

Net income attributable to noncontrolling interests	(0.1)	(0.1)

Net income attributable to Amedisys, Inc.	$11.4	$8.4

Our operating income decreased $2 million on a $35 million increase in revenue. Our results for the three-month period ended September 30, 2016, include the results of an acquisition of 15 home health care centers (Infinity HomeCare, (“Infinity”)) on December 31, 2015, and the addition of a personal care segment on March 1, 2016 with the acquisition of Associated Home Care which was further expanded when we purchased the assets of Professional Profiles, Inc. on September 1, 2016. These three acquisitions accounted for $22 million of our $35 million increase in revenue and $9 million of our $14 million increase in other operating expenses. Our operating results were also impacted by an increase of approximately $5 million in costs associated with our move to our new operating platform, Homecare Homebase (“HCHB”). Approximately $2 million relates to implementation services provided by a third-party with the remaining $3 million related to disruption in care center operations as well as additional corporate resources needed to support multiple systems. While we anticipate these costs to continue as we complete the roll-out, our care centers generally return to normal operating results approximately 60 to 90 days after implementation. We do expect a reduction in the costs associated with running multiple systems; however, it will not occur until we are fully implemented and transitioned to one operating system. Additionally, our results were impacted by approximately $3 million as a result of the CMS rate cut.

Total other income (expense), net for the three-month period ended September 30, 2016, includes a $3 million gain from an equity method investment as compared to a $1 million gain from an equity method investment during the three-month period ended September 30, 2015. Additionally, interest expense decreased $4 million during the three-month period ended September 30, 2016 as the result of our August 28, 2015 Credit Agreement and the related payoff of our second Lien Credit Agreement.

Home Health Division

The following table summarizes our home health segment results:

	For the Three-Month Periods Ended September 30,
	2016	2015
Financial Information (in millions):
Medicare	$203.9	$190.2
Non-Medicare	65.0	63.2

Net service revenue	268.9	253.4
Cost of service	162.4	150.0

Gross margin	106.5	103.4
Other operating expenses	77.4	70.0

Operating income	$29.1	$33.4

Key Statistical Data:

Medicare:
Same Store Volume (1):
Revenue	1%	3%
Admissions	1%	4%
Recertifications	(3%)	0%
Total (2):
Admissions	47,625	44,434
Recertifications	25,522	25,420
Completed episodes	71,948	67,288
Visits	1,266,780	1,208,853
Average revenue per completed episode (3)	$2,841	$2,821
Visits per completed episode (4)	17.5	17.5

Non-Medicare:
Same Store Volume (1):
Revenue	4%	22%
Admissions	(1%)	21%
Recertifications	1%	15%
Total (2):
Admissions	24,335	24,792
Recertifications	9,479	9,447
Visits	506,729	504,441

Total (2):
Cost per Visit	$91.58	$87.54
Visits	1,773,509	1,713,294

(1)	Same store Medicare and Non-Medicare revenue, admissions or recertifications growth (decline) is the percent increase (decrease) in our Medicare and Non-Medicare revenue, admissions or recertifications for the period as a percent of the Medicare and Non-Medicare revenue, admissions or recertifications of the prior period.
(2)	Total includes acquisitions.
(3)	Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care which includes the impact of sequestration.
(4)	Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.

Operating Results

Overall, our operating income declined $4 million on a $15 million increase in revenue offset by a $12 million increase in cost of service and a $7 million increase in other operating expenses. The Infinity acquisition accounted for $12 million of our total revenue increase and $5 million of other operating expenses. Our results have been negatively impacted by approximately $3 million as a result of the CMS rate cut which became effective January 1, 2016 and by approximately $2 million as the result of disruptions associated with the roll-out of HCHB.

Net Service Revenue

Our Medicare revenue increased approximately $14 million which includes approximately $12 million from our Infinity acquisition. Our same store revenue increased $2 million despite relatively flat admit and recertification volumes and the $3 million impact of the 2016 CMS rate cut. This increase was due to higher completed episodes which is reflective of a higher patient census at the beginning of the three-month period ended September 30, 2016 compared to prior year.

Our non-Medicare revenue increased approximately $2 million, with revenue from episodic payors increasing 15% while our revenue from per visit payors decreased 3%. We continue to focus on contract payors with significant concentrations in our markets and those that add incremental margin to our operations as we continue to evaluate our portfolio of managed care contracts.

Cost of Service, Excluding Depreciation and Amortization

Our cost of service increased $12 million primarily as a result of a 3% increase in visits and an increase in cost per visit. The increase in cost per visit is primarily due to higher health insurance expense, annual salary adjustments and additional costs related to our HCHB roll-out. We believe that the impact of the HCHB roll-out is temporary and will normalize once the roll-out is complete.

Other Operating Expenses

Other operating expenses increased $7 million, which includes $5 million related to Infinity HomeCare, as the result of increases in other care center related expenses, primarily salaries and benefits, travel and training expense and HCHB maintenance and hosting fees. In addition, our provision for doubtful accounts increased approximately $1 million. We are completing the consolidation of our legacy Florida operations with Infinity and the conversion of Infinity to our back office platform. We expect to completely realize the related synergies in the first quarter of 2017.

Hospice Division

The following table summarizes our hospice segment results:

	For the Three-Month Periods Ended September 30,
	2016	2015
Financial Information (in millions):
Medicare	$77.0	$68.6
Non-Medicare	5.0	4.4

Net service revenue	82.0	73.0
Cost of service	41.9	36.8

Gross margin	40.1	36.2
Other operating expenses	19.3	16.9

Operating income	$20.8	$19.3

Key Statistical Data:

Same Store Volume (1):
Medicare revenue	12%	17%
Non-Medicare revenue	14%	14%
Hospice admissions	16%	26%
Average daily census	14%	17%

Total (2):
Hospice admissions	5,751	4,962
Average daily census	6,087	5,346
Revenue per day, net	$146.49	$148.47
Cost of service per day	$74.77	$74.82
Average length of stay	92	92

(1)	Same store Medicare and Non-Medicare revenue, Hospice admissions or average daily census growth (decline) is the percent increase (decrease) in our Medicare and Non-Medicare revenue, Hospice admissions or average daily census for the period as a percent of the Medicare and Non-Medicare revenue, Hospice admissions or average daily census of the prior period.
(2)	Total includes acquisitions.

Operating Results

Overall, our operating income increased $2 million on a $9 million increase in revenue offset by a $5 million increase in cost of service and a $2 million increase in other operating expenses.

Net Service Revenue

Our hospice revenue increased $9 million, primarily due to an increase in our average daily census as a result of a 16% increase in hospice admissions. Beginning January 1, 2016, CMS has provided for two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, beginning January 1, 2016, Medicare is also reimbursing for a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse (“RN”) or medical social worker (“MSW”) for patients in a routine level of care.

Cost of Service, Excluding Depreciation and Amortization

Our hospice cost of service increased $5 million as the result of a 14% increase in average daily census.

Other Operating Expenses

Other operating expenses increased $2 million due to increases in other care center related expenses, primarily salaries and benefits. We have experienced an increase in days revenue outstanding, net as we transitioned to the HCHB platform. As such, our provision for doubtful accounts increased $1 million, which is reflective of an increase in our accounts receivable aging. We do expect to return to normal days revenue outstanding, net levels once we are on one operating platform.

Personal Care Division

On March 1, 2016, we acquired Associated Home Care, a personal care home health care company with nine care centers. On September 1, 2016, we acquired the assets of Professional Profiles, Inc. which owns and operates 4 personal-care care centers. In addition, during the three-month period ended September 30, 2016, we opened a start-up personal-care care center. Operating income related to our new personal care segment for the three-month period ended September 30, 2016 was less than $1 million on net service revenue of $11 million and cost of service of $8 million; other operating expenses were approximately $2 million.

Corporate

The following table summarizes our corporate operating expenses:

	For the Three-Month Periods Ended September 30,
	2016	2015
Financial Information (in millions):
Other operating expenses	$32.7	$30.8
Depreciation and amortization	3.3	3.1

Total before impairment (1)	$36.0	$33.9

(1)	Total of $36.0 million on a GAAP basis for the three-month period ended September 30, 2015 (including $2.1 million asset impairment charge).

Corporate expenses consist of costs relating to our executive management and corporate and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration. Excluding the asset impairment charge in 2015, corporate other operating expenses have increased approximately $2 million. This increase includes approximately $2 million in corporate support expenses related to acquisitions and $2 million related to HCHB implementation costs, offset by decreases of $2 million in various other costs.

Nine-Month Period Ended September 30, 2016 Compared to the Nine-Month Period Ended September 30, 2015

Consolidated

The following table summarizes our results (amounts in millions):

	For the Nine-Month Periods Ended September 30,
	2016	2015
Net service revenue	$1,071.2	$942.2
Gross margin, excluding depreciation and amortization	450.7	408.8
% of revenue	42.1%	43.4%
Other operating expenses	406.9	357.3
% of revenue	38.0%	37.9%
Asset impairment charge	—	77.3

Operating income (loss)	43.8	(25.8)

Total other income (expense), net	3.2	2.9
Income tax (expense) benefit	(18.3)	7.5
Effective income tax rate	39.0%	(32.9%)

Net income	28.7	(15.4)

Net income attributable to noncontrolling interests	(0.3)	(0.5)

Net income (loss) attributable to Amedisys, Inc.	$28.3	$(15.9)

Our operating income, excluding the $77 million non-cash asset impairment charges recorded during the nine-month period ended September 30, 2015, decreased $8 million on a $129 million increase in revenue. Our results for the nine-month period September 30, 2016, include the results of Infinity HomeCare, Associated Home Care and Professional Profiles. These three acquisitions accounted for $61 million of our $129 million increase in revenue and $27 million of our $50 million increase in other operating expenses. Our operating results were also impacted by an increase of approximately $14 million in costs associated with our move to HCHB. Approximately $7 million relates to implementation services provided by a third party with the remaining $7 million related to disruption in care center operations as well as additional corporate resources to support multiple systems. While we anticipate these costs to continue as we complete the roll-out, our care centers generally return to normal operating results approximately 60 to 90 days after implementation. We do expect a reduction in the costs associated with running multiple systems; however, it will not occur until we are fully implemented and transitioned to one operating system. Additionally, our results were impacted by approximately $9 million as a result of the CMS rate cut.

Total other income (expense), net for the nine-month period ended September 30, 2016 includes a $2 million gain from an equity method investment as compared to a $7 million gain from an equity method investment during the nine-month period ended September 30, 2015, while interest expense decreased $6 million during the nine-month period ended September 30, 2016 as the result of our August 28, 2015 Credit Agreement and the related payoff of our prior Second Lien Credit Agreement.

Home Health Division

The following table summarizes our home health segment results:

	For the Nine-Month Periods Ended September 30,
	2016	2015
Financial Information (in millions):
Medicare	$619.2	$565.8
Non-Medicare	198.0	176.8

Net service revenue	817.2	742.6
Cost of service	483.6	431.0

Gross margin	333.6	311.6
Other operating expenses	230.5	204.0

Operating income	$103.1	$107.6

Key Statistical Data:

Medicare:
Same Store Volume (1):
Revenue	3%	2%
Admissions	3%	2%
Recertifications	1%	(2%)
Total (2):
Admissions	147,025	133,973
Recertifications	77,565	74,386
Completed episodes	218,007	200,301
Visits	3,893,568	3,580,751
Average revenue per completed episode (3)	$2,835	$2,816
Visits per completed episode (4)	17.5	17.4

Non-Medicare:
Same Store Volume (1):
Revenue	12%	19%
Admissions	4%	17%
Recertifications	11%	13%
Total (2):
Admissions	74,139	71,733
Recertifications	28,945	26,072
Visits	1,549,760	1,424,595

Total (2):
Cost per Visit	$88.83	$86.10
Visits	5,443,328	5,005,346

(1)	Same store Medicare and Non-Medicare revenue, admissions or recertifications growth (decline) is the percent increase (decrease) in our Medicare and Non-Medicare revenue, admissions or recertifications for the period as a percent of the Medicare and Non-Medicare revenue, admissions or recertifications of the prior period.
(2)	Total includes acquisitions.
(3)	Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care which includes the impact of sequestration.
(4)	Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.

Operating Results

Overall, our operating income declined $4 million on a revenue increase of $75 million offset by a $53 million increase in cost of service and a $26 million increase in other operating expenses. These results are inclusive of Infinity HomeCare which accounted for $38 million of our total revenue increase and $14 million of other operating expenses. Our results have been negatively impacted by approximately $9 million related to the CMS rate cut which became effective January 1, 2016 and approximately $5 million as the result of disruptions associated with the roll-out of HCHB.

Net Service Revenue

Our Medicare revenue increased approximately $53 million which is inclusive of $37 million from acquired care centers. The increase in same store revenue is due to higher admit and recertification volumes which were offset by the impact of the rate cut which was approximately $9 million.

Our non-Medicare revenue increased approximately $21 million, with revenue from episodic payors increasing 15% while our revenue from per visit payors grew 10%. We continue to focus on contract payors with significant concentrations in our markets and those that add incremental margin to our operations as we continue to evaluate our portfolio of managed care contracts.

Cost of Service, Excluding Depreciation and Amortization

Our cost of service increased $53 million primarily as a result of a 9% increase in visits. The increase in cost per visit is primarily due to contractor utilization due to higher volumes, higher health insurance expense and additional costs related to our HCHB roll-out. We believe that the impact of the HCHB roll-out is temporary and will normalize once the roll-out is complete.

Other Operating Expenses

Other operating expenses increased $26 million due to increases in other care center related expenses, primarily salaries and benefits and travel and training expense. In addition, our provision for doubtful accounts increased $3 million. Other operating expenses related to care centers acquired from Infinity HomeCare were approximately $14 million. As previously mentioned, we are completing the consolidation of our legacy Florida operations with Infinity and the conversion of Infinity to our back office platform; we expect to completely realize the related synergies during the first quarter of 2017.

Hospice Division

The following table summarizes our hospice segment results:

	For the Nine-Month Periods Ended September 30,
	2016	2015
Financial Information (in millions):
Medicare	$217.0	$187.6
Non-Medicare	13.8	12.0

Net service revenue	230.8	199.6
Cost of service	120.1	102.4

Gross margin	110.7	97.2
Other operating expenses	55.6	48.2

Operating income	$55.1	$49.0

Key Statistical Data:

Same Store Volume (1):
Medicare revenue	16%	10%
Non-Medicare revenue	15%	11%
Hospice admissions	18%	14%
Average daily census	17%	8%

Total (2):
Hospice admissions	16,757	14,239
Average daily census	5,776	4,947
Revenue per day, net	$145.86	$147.79
Cost of service per day	$75.89	$75.87
Average length of stay	94	90

(1)	Same store Medicare and Non-Medicare revenue, Hospice admissions or average daily census growth (decline) is the percent increase (decrease) in our Medicare and Non-Medicare revenue, Hospice admissions or average daily census for the period as a percent of the Medicare and Non-Medicare revenue, Hospice admissions or average daily census of the prior period.
(2)	Total includes acquisitions.

Operating Results

Overall, our operating income increased $6 million on a $31 million increase in revenue offset by a $18 million increase in cost of service and a $7 million increase in other operating expenses.

Net Service Revenue

Our hospice revenue increased $31 million primarily due to an increase in our average daily census as a result of an 18% increase in hospice admissions.

Cost of Service, Excluding Depreciation and Amortization

Our hospice cost of service increased $18 million as the result of a 17% increase in average daily census.

Other Operating Expenses

Other operating expenses increased $7 million due to increases in other care center related expenses, primarily salaries and benefits as resources were added to support the average daily census growth.

Personal Care Division

Operating income related to our new personal care segment for the nine-month period ended September 30, 2016 was $1 million on net service revenue of $23 million and cost of service of $17 million; other operating expenses were approximately $5 million.

Corporate

The following table summarizes our corporate operating expenses:

	For the Nine-Month Periods Ended September 30,
	2016	2015
Financial Information (in millions):
Other operating expenses	$106.4	$94.3
Depreciation and amortization	9.3	10.8

Total before impairment (1)	$115.7	$105.1

(1)	Total of $182.4 million on a GAAP basis for the nine-month period ended September 30, 2015 (including $77.3 million asset impairment charge).

Excluding the asset impairment charge and the $8 million Wage and Hour Litigation settlement in 2015, corporate expenses increased $19 million which is inclusive of approximately $10 million related to our acquisition activity (including acquired corporate support and other acquisition costs), $7 million related to HCHB implementation and $2 million related to various legal matters.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Nine-Month Periods Ended September 30,
	2016	2015
Cash provided by operating activities	$33.7	$87.7
Cash used in investing activities	(45.4)	(19.8)
Cash used in financing activities	(6.9)	(18.9)

Net (decrease) increase in cash and cash equivalents	(18.6)	49.0
Cash and cash equivalents at beginning of period	27.5	8.0

Cash and cash equivalents at end of period	$8.9	$57.0

Cash provided by operating activities decreased $54.0 million during 2016 compared to 2015 primarily due to a decrease in our cash collections relative to our growth in accounts receivable as our days revenue outstanding, net increased eight days from December 31, 2015. For additional information regarding our operating performance, see “Results of Operations” and “Outstanding Patient Accounts Receivable”. The recognition of the asset impairment charges of $77.3 million, which resulted in the net loss for the nine-month period ended September 30, 2015, is a non-cash item and therefore had no impact on our cash flow from operations.

Cash used in investing activities increased $25.6 million during 2016 compared to 2015 primarily due to our acquisition activity of $31.0 million. This increase was partially offset by a $4.5 million decrease in capital expenditures.

Cash used in financing activities decreased $12.0 million during 2016 compared to 2015 primarily due to tax benefits from stock compensation plans and a decrease in repayments of outstanding borrowings, offset by repurchases of company stock pursuant to our stock repurchase program.

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness.

During the nine-month period ended September 30, 2016, we spent $13.5 million in capital expenditures as compared to $18.0 million during the nine-month period ended September 30, 2015. Our capital expenditures for 2016 are expected to be approximately $15.0 - $20.0 million.

As of September 30, 2016, we had $8.9 million in cash and cash equivalents and $173.3 million in availability under our $200.0 million Revolving Credit Facility. Based on our operating forecasts and our new debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements.

Outstanding Patient Accounts Receivable

Our net patient accounts receivable increased $37.5 million ($7 million related to 2016 acquisitions) from December 31, 2015 to September 30, 2016. Our cash collection as a percentage of revenue was 98% and 99% for the nine-month periods ended September 30, 2016 and 2015, respectively. Our days revenue outstanding, net at September 30, 2016 was 40.0 days which is an increase of 8.1 days from December 31, 2015 and an increase of 2.8 days from June 30, 2016. We have experienced a slowdown in collections primarily as the result of our shift from our legacy platforms (AMS2 and AMS3) to HCHB. We anticipate further reductions in days revenue outstanding once we complete our HCHB implementation and are completely off our legacy system. Our days revenue outstanding, net at December 31, 2015 does not include the Infinity HomeCare acquisition.

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

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2016	2015	2016	2015
Provision for estimated revenue adjustments	$1.6	$1.5	$5.9	$4.0
Provision for doubtful accounts	5.5	3.6	13.7	9.4

Total	$7.1	$5.1	$19.6	$13.4

As a percent of revenue	1.9%	1.6%	1.8%	1.4%

The following schedules detail our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding, net):

	0-90	91-180	181-365	Over 365	Total
At September 30, 2016:
Medicare patient accounts receivable, net (1)	$82.6	$12.8	$—	$—	$95.4

Other patient accounts receivable:
Medicaid	13.9	4.7	3.4	—	22.0
Private	40.6	10.3	7.9	3.0	61.8

Total	$54.5	$15.0	$11.3	$3.0	$83.8

Allowance for doubtful accounts (2)					(16.7)

Non-Medicare patient accounts receivable, net					$67.1

Total patient accounts receivable, net					$162.5

Days revenue outstanding, net (3)					40.0

	0-90	91-180	181-365	Over 365	Total
At December 31, 2015:
Medicare patient accounts receivable, net (1)	$73.5	$7.0	$(0.4)	$—	$80.1

Other patient accounts receivable:
Medicaid	12.4	1.7	0.9	—	15.0
Private	31.2	8.1	5.1	2.0	46.4

Total	$43.6	$9.8	$6.0	$2.0	$61.4

Allowance for doubtful accounts (2)					(16.5)

Non-Medicare patient accounts receivable, net					$44.9

Total patient accounts receivable, net					$125.0

Days revenue outstanding, net (3)					31.9

(1)	The following table summarizes the activity and ending balances in our estimated revenue adjustments (amounts in millions), which is recorded to reduce our Medicare outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the Three-Month Period Ended September 30, 2016	For the Three-Month Period Ended December 31, 2015	For the Nine-Month Period Ended September 30, 2016	For the Nine-Month Period Ended December 31, 2015
Balance at beginning of period	$4.0	$3.8	$4.0	$3.6
Provision for estimated revenue adjustments	1.6	2.1	5.9	4.6
Write offs	(1.8)	(1.9)	(6.1)	(4.2)

Balance at end of period	$3.8	$4.0	$3.8	$4.0

Our estimated revenue adjustments were 3.8% and 4.8% of our outstanding Medicare patient accounts receivable at September 30, 2016 and December 31, 2015, respectively.

(2)	The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in millions), which is recorded to reduce only our Medicaid and private payer outstanding patient accounts receivable to their estimated net realizable value.

	For the Three-Month Period Ended September 30, 2016	For the Three-Month Period Ended December 31, 2015	For the Nine-Month Period Ended September 30, 2016	For the Nine-Month Period Ended December 31, 2015
Balance at beginning of period	$15.9	$14.7	$16.5	14.8
Provision for doubtful accounts	5.5	4.7	13.7	11.1
Write offs	(4.7)	(2.9)	(13.5)	(9.4)

Balance at end of period	$16.7	$16.5	$16.7	$16.5

Our allowance for doubtful accounts was 19.9% and 26.9% of our outstanding Medicaid and private patient accounts receivable at September 30, 2016 and December 31, 2015, respectively.

(3)	Our calculation of days revenue outstanding, net is derived by dividing our ending net patient accounts receivable (i.e., net of estimated revenue adjustments and allowance for doubtful accounts ) at September 30, 2016 and December 31, 2015 by our average daily net patient revenue for the three-month periods ended September 30, 2016 and December 31, 2015, respectively.

Indebtedness

Our weighted average interest rate for our $100.0 million Term Loan under our Credit Agreement, was 2.5% for the three and nine-month periods ended September 30, 2016, respectively, and 2.2% for the period August 28, 2015 to September 30, 2015. Our weighted average interest rate for our $200.0 million Revolving Credit Facility was 4.5% and 3.5% for the three and nine-month periods ended September 30, 2016, respectively.

As of September 30, 2016, our consolidated leverage ratio was 1.0, our consolidated fixed charge coverage ratio was 3.9 and we are in compliance with our Credit Agreement.

As of September 30, 2016, our availability under our $200.0 million Revolving Credit Facility was $173.3 million as we had $26.7 million outstanding in letters of credit.

See Note 4 to our condensed consolidated financial statements and Note 7 of the financial statements included in our Form 10-K for additional details on our outstanding long-term obligations.

Stock Repurchase Program

During the three-month period ended March 31, 2016, pursuant to our stock repurchase program, we repurchased 324,141 shares of our common stock at a weighted average price of $37.96 per share and a total cost of approximately $12.3 million. The repurchased shares are classified as treasury shares. We did not repurchase any shares pursuant to this stock repurchase program during the three-month periods ended June 30, 2016 or September 30, 2016. The stock repurchase program expired on September 6, 2016.

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

We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility and Term Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate, and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows will be exposed to changes in interest rates. As of September 30, 2016, the total amount of outstanding debt subject to interest rate fluctuations was $96.2 million. A 1.0% interest rate change would cause interest expense to change by approximately $1.0 million annually.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2016, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2016, the end of the period covered by this Quarterly Report.

Changes in Internal Controls

During 2015, we began the implementation of Homecare Homebase (“HCHB”) with a total of 380 care centers on HCHB as of September 30, 2016. The Company has included the changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing implementation activities as part of its review of internal controls over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended September 30, 2016 that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2016, the end of the period covered by this Quarterly Report.

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

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended September 30, 2016:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1, 2016 to July 31, 2016	7,910		$53.54	—	$—
August 1, 2016 to August 31, 2016	—		—	—	—
September 1, 2016 to September 30, 2016	—		—	—	—

	7,910	(1)	$53.54	—	$—

(1)	Includes shares of common stock surrendered to us by certain employees to satisfy tax withholding obligations in connection with the vesting of non-vested stock previously awarded to such employees under our 2008 Omnibus Incentive Compensation Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date: November 4, 2016

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