Form 10-K
period 2016-12-31
AMEDISYS INC
filed 2017-03-01
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price as quoted by the NASDAQ Global Select Market on June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1.0 billion. For purposes of this determination shares beneficially owned by executive officers, directors and ten percent stockholders have been excluded, which does not constitute a determination that such persons are affiliates.

As of February 24, 2017, the registrant had 33,607,420 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) to be filed pursuant to the Securities Exchange Act of 1934 with the Securities and Exchange Commission within 120 days of December 31, 2016 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Annual Report on Form 10-K, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to the following: changes in Medicare and other medical payment levels, our ability to open care centers, acquire additional care centers and integrate and operate these care centers effectively, changes in or our failure to comply with existing federal and state laws or regulations or the inability to comply with new government regulations on a timely basis, competition in the healthcare industry, our ability to integrate our personal care segment into our business efficiently, changes in the case mix of patients and payment methodologies, changes in estimates and judgments associated with critical accounting policies, our ability to maintain or establish new patient referral sources, our ability to attract and retain qualified personnel, changes in payments and covered services due to the economic downturn and deficit spending by federal and state governments, future cost containment initiatives undertaken by third-party payors, our access to financing, our ability to meet debt service requirements and comply with covenants in debt agreements, business disruptions due to natural disasters or acts of terrorism, our ability to integrate, manage and keep our information systems secure, our ability to comply with requirements stipulated in our corporate integrity agreement and changes in law or developments with respect to any litigation relating to the Company, including various other matters, many of which are beyond our control.

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

Unless otherwise provided, “Amedisys,” “we,” “us,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries and when we refer to 2016, 2015 and 2014, we mean the twelve month period then ended December 31, unless otherwise provided.

A copy of this Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC, including all exhibits, is available on our internet website at http://www.amedisys.com on the “Investors” page under the “SEC Filings” link.

PART I

ITEM 1. BUSINESS

Overview

Amedisys, Inc. is a leading healthcare services company focused on bringing care to the home. Our operations involve servicing patients across the United States through our three operating divisions: home health, hospice and personal care. We deliver the care that is best for our patients, whether that is home-based recovery and rehabilitation after an operation or injury, care that empowers patients to manage a chronic disease, hospice care at the end of life, or providing assistance with daily activities through our personal care division.

We are among the largest, best established and most advanced providers of home health and hospice care in the United States, with 420 care centers in 34 states. Our 16,000 employees deliver the highest quality of care to the doorsteps of patients in need, making more than 7.5 million patient visits to 385,000 patients annually. Over 2,200 hospitals and 61,900 physicians nationwide have chosen us as a partner in post-acute care.

Our services are primarily paid for by Medicare due to the age demographics of our patient base (average age 81). Medicare represented approximately 78% to 82% of our net service revenue over the last three years. We remain focused on maintaining a profitable and strategically important managed care contract portfolio.

Amedisys is headquartered in Baton Rouge, Louisiana, with an executive office in Nashville, Tennessee. Our common stock is currently traded on NASDAQ Global Select Market under the trading symbol “AMED”. Founded and incorporated in Louisiana in 1982, Amedisys was reincorporated as a Delaware corporation prior to becoming a publicly traded company in August, 1994.

Our strategy is to become the best choice for care wherever our patients call home by excelling in clinical distinction, operational excellence and efficiency and growth. Our mission is to provide compassionate home health, hospice and personal care services that apply the most advanced clinical practices toward allowing our patients to maintain a sense of independence, quality of life and dignity. We believe that focusing on providing excellent care and becoming an employer of choice across the United States will differentiate us from our competitors.

Our Home Health Segment:

Amedisys Home Health provides experienced, compassionate healthcare to help our patients recover from surgery or illness, live with chronic diseases, and prevent avoidable hospital readmissions with 327 care centers located in 32 states. Our care team includes skilled nurses who are trained and certified to administer medications, care for wounds, monitor vital signs and provide a wide range of other nursing services; therapists specialized in physical, speech and occupational therapy; and aides who assist our patients with completing important personal tasks.

We take an empowering approach to helping our patients and their families understand their condition, how to manage it and how to live life to the fullest with a chronic disease or other health condition. Our professional and compassionate clinicians are trained to understand the whole patient – not just their medical diagnosis.

This commitment to clinical distinction is evident in our clinical performance measures such as Star Ratings. In the Center for Medicare and Medicaid Services (“CMS”) preview reports for the April 2017 release, the Quality of Patient Care star average across all Amedisys providers is 4.03. This number is subject to change for the final release, and CMS has indicated proposed changes that may impact star scores starting with the July 2017 release. Our goal is to have all of our care centers achieve a 4.0 Quality Star Rating, and we are implementing targeted action plans to continue to improve the quality of care we deliver for our patients across the country. Our Patient Satisfaction average as of the last known release was 3.76, outperforming the industry average of 3.67.

Our Hospice Segment:

Hospice is a special form of care that is designed to provide comfort and support for those who are dealing with a terminal illness. It is a compassionate form of care that promotes dignity and affirms quality of life for the patient, family members and other loved ones. We operate 79 hospice care centers in 21 states.

Individuals with a terminal illness such as heart disease, pulmonary disease, Alzheimer’s, HIV/AIDS or cancer may be eligible for hospice care, if they have a life expectancy of six months or less.

At Amedisys Hospice, our focus is on building and retaining an exceptional team, delivering the highest quality care and service to our patients and their families, and establishing Amedisys as the preferred and preeminent hospice provider in each community we serve. In order to realize these goals, we invest in tailored training, development, and recognition programs for our employees, with specific focus in 2016 on the implementation of a new electronic medical record, employee skills training and leadership development. This has led to our team’s consistent achievement at or above the national average in family satisfaction results and quality scores, as well as the trust of the healthcare community driving a 17% increase in new patient admissions and a 16% increase in census.

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

Our Personal Care Segment:

On March 1, 2016, Amedisys acquired its first personal care company – an important step in executing our strategy of improving the continuity of care our patients receive as their clinical needs change. Our new segment was further expanded when we purchased the assets of Professional Profiles, Inc. on September 1, 2016. We now operate 14 personal-care care centers in Massachusetts.

Personal care provides assistance with the essential activities of daily living. We believe that personal care services are highly synergistic with our core skilled home health and hospice businesses, and that by acquiring these capabilities in one of our most successful regions we will realize these benefits quickly.

Responding to Changing Regulatory and Reimbursement Environment:

As the government continues to seek opportunities to refine payment models, we believe that our strategy of becoming a leader in providing a range of service across the at-home care center continuum positions us well for the future. Our ability to provide quality home health, hospice and personal care allows us to partner with health systems and managed care organizations to improve care coordination, reduce hospitalizations and lower costs.

Homecare Homebase Implementation:

During 2015, we made the strategic decision to discontinue AMS3, our third generation, proprietary operating system, and transition to Homecare Homebase (“HCHB”), a leading home health and hospice platform. We completed our rollout of HCHB during 2016 with all our care centers fully transitioned to our new platform as of November 1, 2016.

Acquisitions:

On March 1, 2016, we acquired Associated Home Care for a total purchase price of $27.7 million. Associated Home Care owned and operated nine personal-care care centers servicing the state of Massachusetts.

On September 1, 2016, we acquired the assets of four personal-care care centers in Massachusetts for a total purchase price of $4.4 million.

On October 20, 2016, we acquired the assets of a home health care center in New York for a total purchase price of $4.6 million.

Financial Information:

Financial information for our home health, hospice and personal care segments can be found in our consolidated financial statements included in this Annual Report on Form 10-K.

Our Employees

As of February 24, 2017, we employed approximately 16,000 employees, consisting of approximately 10,800 home health care employees, 2,800 hospice care employees, 1,800 personal care employees and 600 corporate and divisional support employees.

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

Annually, the Medicare program base episodic rates are set through federal legislation, as follows:

Period	Base episode payment
January 1, 2014 through December 31, 2014	$2,869
January 1, 2015 through December 31, 2015	$2,961
January 1, 2016 through December 31, 2016	$2,965
January 1, 2017 through December 31, 2017	$2,990

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

Hospice Medicare

The Medicare hospice benefit is also available to Medicare-eligible patients with terminal illnesses, certified by a physician, where life expectancy is six months or less. Medicare rates are based on standard prospective rates for delivering care over a base 90-day or 60-day period (90-day episodes of care for the first two episodes and 60-day episodes of care for any subsequent episodes). Payments are based on daily rates for each day a beneficiary is enrolled in the hospice benefit. Rates are set based on specific levels of care, are adjusted by a wage index to reflect health care labor costs across the country and are established annually through federal legislation. We make adjustments to Medicare revenue when we find we are unable to obtain appropriate billing documentation, authorizations or face to face documentation and other reasons unrelated to credit risk. The levels of care are routine care, general inpatient care, continuous home care and respite care. Beginning January 1, 2016, CMS has provided for two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, on January 1, 2016, Medicare also began reimbursing for a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse (“RN”) or medical social worker (“MSW”) for patients in a routine level of care.

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

Personal Care Non-Medicare

Personal care payments are received from payor clients including state and local governmental agencies, managed care organizations, commercial insurers and private consumers, based on rates that are either contractual or fixed by legislation.

Controls over Our Business System Infrastructure

We establish and maintain processes and controls over coding, clinical operations, billing, patient recertifications and compliance to help monitor and promote compliance with Medicare requirements.

•

Coding – Specified diagnosis codes are assigned to each of our patients based on their particular health condition and ailment (such as diabetes, coronary artery disease or congestive heart failure). Because coding regulations are complex and are subject to frequent change, we maintain controls surrounding our coding process. In order to reduce associated risk of coding failures, we provide coding training and annual update training to clinical assessment managers; provide coding training during orientation for new employees; provide monthly specialized coding education; obtain outside expert coding instruction; have certified coders code all patient outcome and assessment information sets (“OASIS”) and have automated coding edits based on pre-defined compliance metrics in our point of care (“POC”) system.

•

Clinical Operations – Regulatory requirements allow patients to be admitted to home health care if they are considered homebound and require skilled nursing, physical therapy or speech therapy services. These clinical services include: educating the patient about their disease; assessment and observation of disease status; delivery of clinical skills such as wound care; administration of injections or intravenous fluids; management and evaluation of a patient’s plan of care; physical therapy services to assist patients with functional limitations and speech therapy services for speech or swallowing disorders. In order to help monitor and promote compliance with regulatory requirements, we provide education on Medicare Guidelines and Conditions of participation; hold recurrent homecare regulatory education; utilize outside expert regulatory services; and have a toll-free hotline to offer additional assistance.

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

Licensure, Certificates of Need (CON) and Permits of Approval (POA)

Home health and hospice care centers operate under licenses granted by the health authorities of their respective states. Additionally, certain states, including a number in which we operate, carefully restrict new entrants into the market based on demographic and/or demonstrative usage of additional providers. In such states, expansion by existing providers or entry into the market by new providers is permitted only where a given amount of unmet need exists, resulting either from population increases or a reduction in competing providers. These states ration the entry of new providers or services and the expansion of existing providers or services in their markets through a CON process, which is periodically evaluated and updated as required by applicable state law. Currently, state health authorities in 17 states and the District of Columbia require a CON or, in the State of Arkansas, a POA, in order to establish and operate a home health care center, and state health authorities in 12 states and the District of Columbia require a CON to operate a hospice care center.

We operate home health care centers in the following CON states: Alabama, Arkansas (POA), Georgia, Kentucky, Maryland, Mississippi, New Jersey, New York, North Carolina, South Carolina, Tennessee and West Virginia, as well as the District of Columbia. We provide hospice related services in the following CON states: Alabama, Maryland, North Carolina, Tennessee and West Virginia.

In every state where required, our care centers possess a license and/or CON or POA issued by the state health authority that determines the local service areas for the home health or hospice care center. In general, the process for opening a home health or hospice care center begins by a provider submitting an application for licensure and certification to the state and federal regulatory bodies, which is followed by a testing period of transmitting data from the applicant to CMS. Once this process is complete, the care center receives a provider agreement and corresponding number and can begin billing for services that it provides unless a CON or POA is required. For those states that require a CON or POA, the provider must also complete a separate application process before billing can commence and receive required approvals for capital expenditures exceeding amounts above prescribed thresholds.

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

Medicare Participation

Our care centers must comply with regulations promulgated by the United States Department of Health and Human Services and CMS in order to participate in the Medicare program and receive Medicare payments. Among other things, these regulations, known as “conditions of participation (“COPs”),” relate to the type of facility, its personnel and its standards of medical care, as well as its compliance with state and local laws and regulations. CMS has adopted alternative sanction enforcement options which allow CMS (i) effective as of July 1, 2013, to impose temporary management, direct plans of correction, or direct training, and (ii) effective as of July 1, 2014, to impose payment suspensions and civil monetary penalties in each case on providers out of compliance with the conditions of participation. CMS issued a proposed rule on October 9, 2014, revising the current home health conditions of participation. We provided public comments on the proposed changes. On January 12, 2017, CMS finalized the new COPs and published them in the Federal Register. The new COPs are currently scheduled to go into effect on July 13, 2017, though that could be further delayed.

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

On February 12, 2016, CMS finalized the so-called “60-day rule,” which is the obligation of providers to report and return Medicare overpayments within 60 days of identifying the same. A provider who retains overpayments beyond 60 days may be liable under the False Claims Act. “Identification” is identified as when a person “has, or should have through the exercise of reasonable diligence,” identified and quantified the amount of an overpayment. The final rule also established a six year lookback period, meaning overpayments must be reported and returned if a person identifies the overpayment within six years of the date the overpayment was received. Providers must report and return overpayments even if they did not cause the overpayment.

In June 2016, the Department of Justice issued a rule that more than doubles civil monetary penalties under the False Claims Act. These increases took effect on August 1, 2016 and apply to False Claims Act violations after November 2, 2015.

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

Civil Monetary Penalties

The United States Department of Health and Human Services may impose civil monetary penalties upon any person or entity who presents, or causes to be presented, certain ineligible claims for medical items or services. The amount of penalties varies, depending on the offense, from $2,000 to $50,000 per violation. In addition, persons who have been excluded from the Medicare or Medicaid program and still retain ownership in a participating entity, or who contract with excluded persons, may be penalized. Penalties also are applicable in certain other cases, including violations of the Federal anti-kickback statute, Stark Law or False Claims Act, and payments to limit certain patient services and improper execution of statements of medical necessity.

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

Patient Protection and Affordable Care Act

In March 2010, comprehensive health care reform legislation was signed into law in the United States through the passage of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively, “PPACA”). Since the 2016 election, it has been widely discussed that the PPACA will be “repealed and replaced.” The effect of any major modification or repeal of the PPACA on our business, operations, or financial condition cannot be predicted at this time.

Even as of December 31, 2016, it is difficult to predict the full impact of PPACA due to the law’s complexity and phased in effective dates, as well as our inability to foresee how CMS and other participants in the health care industry will respond to the choices available to them under the law. PPACA calls for a number of changes to be made over time that will likely have a significant impact upon the health care delivery system. For example, PPACA mandates decreases in home health reimbursement rates, including a four-year phased rebasing of the home health payment system that began in 2014 and will continue through 2017. These reimbursement changes are described in detail in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations: Overview – Economic and Industry Factors.” PPACA has established a number of new requirements impacting our business operations, and promises to give rise to other changes that could significantly impact our businesses in the future. For example, PPACA also mandates the creation of a home health value-based purchasing program, the development of quality measures, and the testing of alternative payment and delivery models, including ACOs and the Bundled Payments for Care Improvement initiative. See Part I, Item 1A, “Risk Factors: Risks Related to Laws and Government Regulations” for a more complete discussion of PPACA and the risks it presents to our businesses.

The Improving Medicare Post-Acute Care Transformation Act

In October 2014, the Improving Medicare Post-Acute Care Transformation Act (“IMPACT Act”) was signed into law requiring the reporting of standardized patient assessment data for quality improvement, payment and discharge planning purposes across the spectrum of post-acute care providers (“PACs”), including skilled nursing facilities and home health agencies. The IMPACT Act requires PACs to begin reporting: (1) standardized patient assessment data at admission and discharge by October 1, 2018 for post-acute care providers, including skilled nursing facilities and by January 1, 2019 for home health agencies; (2) new quality measures, including functional status, skin integrity, medication reconciliation, incidence of major falls, and patient preference regarding treatment and discharge at various intervals between October 1, 2016 and January 1, 2019; and (3) resource use measures, including Medicare spending per beneficiary, discharge to community, and hospitalization rates of potentially preventable readmissions by October 1, 2016 for post-acute care providers, including skilled nursing facilities and by October 1, 2017 for home health agencies. Failure to report such data when required would subject a facility to a two percent reduction in market basket prices then in effect.

The IMPACT Act further requires HHS and the Medicare Payment Advisory Commission (“MedPAC”), a commission chartered by Congress to advise it on Medicare payment issues, to study alternative PAC payment models, including payment based upon individual patient characteristics and not care setting, with corresponding Congressional reports required based on such analysis. The IMPACT Act also included provisions impacting Medicare-certified hospices, including: (1) increasing survey frequency for Medicare-certified hospices to once every 36 months; (2) imposing a medical review process for facilities with a high percentage of stays in excess of 180 days; and (3) updating the annual aggregate Medicare payment cap.

The Comprehensive Care for Joint Replacement Bundled Payment Program

In November 2015, CMS announced the final Comprehensive Care for Joint Replacement bundled payment program (“CJR Program”). The CJR Program implements a mandatory payment model in which acute care hospitals in 67 metropolitan statistical areas will receive a bundled payment for all inpatient care provided in connection with a lower extremity joint replacement or reattachment procedure, as well as for all related care provided within a 90-day episode of care following discharge from such hospital. The bundled payment will be in lieu of separate payments provided to post-acute healthcare providers for services provided within such 90-day episode of care. The CJR Program will test this payment model over five performance periods between April 1, 2016 and December 31, 2020 to see if Medicare expenditures can be reduced while at the same time improving care coordination and preserving or enhancing the quality of care provided to Medicare beneficiaries.

Pre-Claim Review Demonstration for Home Health Services

On June 8, 2016, CMS announced the implementation of a three year Medicare pre-claim review demonstration for home health services provided to beneficiaries in the states of Illinois, Florida, Texas, Michigan and Massachusetts. The demonstration began in Illinois in August 2016 and will expand to Florida for home health services that begin on or after April 1, 2017. CMS is expected to announce staggered start dates for the other states in the coming months. The pre-claim review is a process through which a request for provisional affirmation of coverage is submitted for review before a final claim is submitted for payment. The pre-claim review demonstration may result in an increase in administrative costs or reimbursement delays related to home health services in such states, which could have an adverse effect on our results of operations and cash flow.

Home Health Groupings Model

In the Calendar Year 2017 Home Health Proposed Rule, released in July 2016, CMS provided information regarding potential changes to the Home Health Prospective Payment System (“HHPPS”), known as the Home Health Groupings Model (“HHGM”). Among a number of major differences from the current payment system, the HHGM would distinguish between referrals from institutions and those from the community, with community referrals receiving lower payments. In addition, a 60-day episode would consist of two 30-day periods, each paid separately, with the initial 30-day period paid higher than any other period. CMS did not solicit comments at that time but noted that a more detailed Technical Report would be released with additional research and analysis conducted on the HHGM. The HHGM Technical Report was issued in December 2016. We are closely monitoring this potential change to the HHPPS and have joined industry stakeholders in directly engaging CMS on this concept and its impact on home health agencies. CMS has not indicated if HHGM will be included in the Calendar Year 2018 Home Health Proposed Rule which will be released in mid-summer 2017. At this time we are unable to determine the impact this potential change in reimbursement methodology might have on Amedisys.

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

Available Information

Our company website address is www.amedisys.com. We use our website as a channel of distribution for important company information. Important information, including press releases, analyst presentations and financial information regarding our company, is routinely posted on and accessible on the Investor Relations subpage of our website, which is accessible by clicking on the tab labeled “Investors” on our website home page. Visitors to our website can also register to receive automatic e-mail and other notifications alerting them when new information is made available on the “Investors” subpage of our website. In addition, we make available on the Investors subpage of our website (under the link “SEC Filings”), free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such reports with the SEC. Further, copies of our Certificate of Incorporation and Bylaws, our Code of Ethical Business Conduct, our Corporate Governance Guidelines and the charters for the Audit, Compensation, Compliance and Ethics, Nominating and Corporate Governance and Quality of Care Committees of our Board are also available on the Investors subpage of our website (under the link “Corporate Governance”). Reference to our website does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

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

Risks Related to Reimbursement

Federal and state changes to reimbursement and other aspects of Medicare and Medicaid could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Our net service revenue is primarily derived from Medicare, which accounted for 78%, 80% and 82% of our revenue during 2016, 2015 and 2014, respectively. Payments received from Medicare are subject to changes made through federal legislation. When such changes are implemented, we must also modify our internal billing processes and procedures accordingly, which can require significant time and expense. These changes, as further detailed in Part I, Item 1, “Business: Payment for Our Services,” can include changes to base episode payments and adjustments for home health services, changes to cap limits and per diem rates for hospice services and changes to Medicare eligibility and documentation requirements or changes designed to restrict utilization. Any such changes, including retroactive adjustments, adopted in the future by the Center for Medicare and Medicaid Services (“CMS”) could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

In April of 2015, Congress passed and President Obama signed the so-called “doc fix” in the form of the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”). This law replaces a long-standing physician reimbursement formula with statutorily prescribed physician payment updates and provisions. MACRA provides for an increase of 3% of the payment amount otherwise made for home health services furnished in rural areas, and sets Medicare reimbursements for post-acute care providers to increase by 1.0% in fiscal year 2018.

On September 1, 2016, CMS published annual changes in Medicaid hospice payment rates. As finalized, CMS estimates hospices will see a 2.1% ($350 million) increase in Medicare payments for fiscal year 2017, which reflects a market basket update of 2.7%, reduced by 0.6% as required by PPACA. CMS will reimburse hospice providers with two routine home care rates, to provide separate payment rates for the first 60 days of care and care beyond 60 days, a change that was instituted in 2016. In addition, the rule finalizes changes to the hospice quality reporting program, including new quality measures. The final rule also describes a potential future enhanced data collection instrument as well as plans to publicly display quality measures and other hospice data beginning in the middle of 2017. As of December 31, 2016, we estimate our impact of the 2017 final rule to be an increase of approximately 2%.

In October 2016, CMS issued a final rule to update and revise Medicare home health reimbursement rates for calendar year 2017. The final rule implements the final year of the four-year phase-in of the rebasing adjustments to the home health prospective payment system rates as required by the PPACA. CMS also provides an update to the Home Health Quality Reporting Program. CMS estimates that the net impact of the payment provisions of the final rule will result in a decrease of 0.7% in reimbursement to home health providers. The decrease is the result of a 2.8% market basket increase minus 0.3% for productivity, a 2.3% decrease for the last year in the four-year rebasing cycle and a 0.97% decrease for the second year in a three-year series of cuts for nominal case mix growth. Our impact could differ depending on differences in the wage index and the impact of coding and outlier changes. As of December 31, 2016, we estimate our impact of the 2017 final rule to be a decrease of approximately 2%.

On February 2, 2016 CMS published a final rule adding new requirements for Medicaid home health services. Among other things, the final rule requires that for the initial ordering of home health services, the physician must document that a face-to-face encounter that is related to the primary reason the beneficiary requires home health services occurred no more than 90 days before or 30 days after the start of services. The final rule requires that for the initial ordering of certain medical equipment, the physician or authorized non-physician practitioner must document that a face-to-face encounter that is related to the primary reason the beneficiary requires medical equipment occurred no more than 6 months prior to the start of services. Although the final rule’s stated effective date is July 1, 2016, CMS created an exception for state legislation by giving state agencies that require state legislation to until July 1, 2017 or July 1, 2018 to publish requirements imposed by the rule.

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

Quality reporting requirements may negatively impact Medicare reimbursement.

Hospice quality reporting was mandated by PPACA, which directs the Secretary to establish quality reporting requirements for hospice programs. For fiscal year 2014, and each subsequent year, failure to submit required quality data will result in a 2 percentage point reduction to the market basket percentage increase for that fiscal year. This quality reporting program is currently “pay-for-reporting,” meaning it is the act of submitting data that determines compliance with program requirements.

Similarly, in the Calendar Year 2015 Home Health Final Rule, CMS proposed to establish a new “Pay-for-Reporting Performance Requirement” with which provider compliance with quality reporting program requirements can be measured. Home health agencies that do not submit quality measure data to CMS are subject to a 2.0% reduction in their annual home health payment update percentage. Home health agencies are required to report prescribed quality assessment data for a minimum of 70.0% of all patients with episodes of care that occur on or after July 1, 2015. This compliance threshold increases by 10.0% in each of two subsequent periods--i.e., for episodes beginning on or after July 1, 2016 and before June 30, 2017, home health agencies must score at least 80%, and for episodes beginning on or after July 1, 2017 and thereafter, the required performance level is at least 90%.

The Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”) requires the submission of standardized data by home health agencies and other providers. Specifically, the IMPACT Act requires, among other significant activities, the reporting of standardized patient assessment data with regard to quality measures, resource use, and other measures. Failure to report data as required will subject providers to a 2% reduction in market basket prices then in effect. Additionally, reporting activities associated with the IMPACT Act are anticipated to be quite burdensome.

There can be no assurance that all of our agencies will continue to meet quality reporting requirements in the future which may result in one or more of our agencies seeing a reduction in its Medicare reimbursements. Regardless, we, like other healthcare providers, are likely to incur additional expenses in an effort to comply with additional and changing quality reporting requirements.

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

We and certain of our current and former directors, senior executives and other employees are defendants in a federal securities class action. We are also a defendant in several class action lawsuits. See Part II, Item 8, Note 10 – Commitments and Contingencies for a more detailed description of these proceedings. These actions remain in preliminary stages and it is not yet possible to assess their probable outcome or our potential liability, if any. We cannot provide any assurances that the legal and other costs associated with the defense of these actions, the amount of time required to be spent by management on these matters and the ultimate outcome of these actions will not have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Our insurance may not cover all of the costs associated with defending the pending federal securities class action, and any potential liability costs associated with this matter, and we maintain no insurance that covers any portion of the pending class action lawsuits.

With respect to the pending securities class action, we may be obligated to indemnify (and advance legal expenses to) both current and former officers, employees and directors in connection with this matter. We maintain directors’ and officers’ liability insurance that we believe should cover a portion of the legal costs and potential liability costs associated with this matter. However, such insurance coverage does not extend to all of these expenditures, and the insurance limits may be insufficient even with respect to expenditures that would otherwise be covered. Furthermore, our insurance carriers may seek to deny coverage in this matter, in which case we may have to fund the indemnification amounts owed to such directors and officers ourselves. We do not maintain any insurance that will cover any part of the class action lawsuits in which we are defendants. If our insurance coverage is denied or is not adequate, it may have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

Regulations implementing the provisions of the PPACA and related initiatives may similarly increase our costs, decrease our revenues, expose us to expanded liability or require us to revise the ways in which we conduct our business.

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

Finally, efforts to repeal or substantially modify provisions of the PPACA continue in Congress. The ultimate outcomes of legislative efforts to repeal, substantially amend, eliminate or reduce funding for the PPACA is unknown. While these attempts have not been successful to date, the results of the Presidential and Congressional elections in 2016 could have a significant impact on future efforts to amend or repeal PPACA. In addition to the prospect for legislative repeal or revision, the President and members of his administration hostile to the PPACA could seek to impose substantial changes upon the PPACA through administrative action, including revised regulation and other Executive Branch action. The effect of any major modification or repeal of the PPACA on our business, operations, or financial condition cannot be predicted, but could be materially adverse.

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

Changes in federal laws or regulations may materially adversely impact our ability to acquire care centers or open new start-up care centers. For example, PPACA authorized CMS to impose temporary moratoria on the enrollment of new Medicare providers, if deemed necessary to combat fraud, waste or abuse under government programs. The moratoria on new enrollments may be applied to categories of providers or to specific geographic regions. In 2012, the OIG released a report that concluded Medicare had overpaid home health agencies due to inappropriate and questionable billing practices. Citing this report, in 2014, CMS adopted a temporary moratorium on new home health agencies and home health agency subunits in certain regions of Texas, Michigan, Florida and Illinois. On July 29, 2016, CMS announced it was extending such moratorium for an additional six months, and that the moratorium would be expanded statewide in each targeted state. If a moratorium is imposed on the enrollment of new home health or hospice providers in a geographic area we desire to service, it could have a material impact on our ability to open new care centers. Additionally, in 2010,

CMS implemented and amended a regulation known as the “36 Month Rule” that is applicable to home health care center acquisitions. Subject to certain exceptions, the 36 Month Rule prohibits buyers of certain home health care centers – those that either enrolled in Medicare or underwent a change in majority ownership fewer than 36 months prior to the acquisition – from assuming the Medicare billing privileges of the acquired care center. These changes in federal laws and regulations, and similar future changes, may further increase competition for acquisition targets and could have a material detrimental impact on our acquisition strategy.

We could face a variety of risks by expanding into our personal care line of business.

We established a personal care segment of our business with the acquisition of Associated Home Care, which closed on March 1, 2016. Risks of our entry into the new personal care segment include, without limitation: (i) potential diversion of management’s time and other resources from our existing home health and hospice businesses; (ii) unanticipated liabilities or contingencies; (iii) the need for additional capital and other resources to expand into this new line of business; and (iv) inefficient integration of operational and management systems and controls. Entry into a new line of business may also subject us to new laws and regulations with which we are not familiar, and may lead to increased litigation and regulatory risk. If we are unable to successfully implement our growth strategies, our revenue and profitability may not grow as we expect, our competitiveness may be materially and adversely affected, and our reputation and business may be harmed.

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

If we are unable to react competitively to new developments, our operating results may suffer. Further, if states remove existing CONs or POAs, we would face increased competition in these states. For example, in 2013, the Governor of South Carolina vetoed funding for that state’s CON program, effectively shutting down the program. Following a judicial challenge, the South Carolina Supreme Court ruled in April 2014 that the South Carolina Department of Health and Environmental Control was statutorily obligated to administer the CON program, regardless of the Governor’s veto. Following this ruling, legislation has been introduced in the South Carolina House of Representatives for the purpose of limiting the application of that state’s CON program. We do not know at this time what the outcome of this matter will be in South Carolina, and whether this will have any impact upon our operations. Similarly, there can be no assurances that other states will not seek to eliminate or limit their existing CON or POA programs in a similar manner, leading to increased competition in these states. Further, we cannot assure you that we will be able to compete successfully against current or future competitors, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

Our business depends on effective, secure and operational information systems which include systems provided by external contractors and other service providers. Problems with, or the failure of, our technology and systems or any system upgrades or programming changes associated with such technology and systems, including any problems we may experience with the implementation of the new clinical software system, could have a material adverse effect on data capture, medical documentation, billing, collections, assessment of internal controls and management and reporting capabilities. Any such problems or failures and the costs incurred in correcting any such problems or failures, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Further, to the extent our external information technology contractors or other service providers become insolvent or fail to support the software or systems we have licensed from them, our operations could be materially adversely affected.

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

We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches, including unauthorized access to patient data and personally identifiable information stored in our information systems, and the introduction of computer viruses or other malicious software programs to our systems. Our security measures may be inadequate to prevent security breaches and our business operations could be materially adversely affected by federal and state fines and penalties, legal claims or proceedings, cancellation of contracts and loss of patients if security breaches are not prevented.

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

Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was approximately $289.0 million as of December 31, 2016 and if we make additional acquisitions, it is likely that we will record additional intangible assets in our consolidated financial statements. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets of $83.8 million as of December 31, 2016, which we review both on a periodic basis for indefinite lived intangible assets as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination that a significant impairment in value of our unamortized intangible assets or long-lived assets occurs, such determination could require us to write off a substantial portion of our assets. A write off of these assets could have a material adverse effect on our consolidated financial condition and results of operations.

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

The services we offer involve an inherent risk of professional liability and related substantial damage awards. As of February 24, 2017, we had approximately 16,000 employees (10,800 home health, 2,800 hospice, 1,800 personal care and 600 corporate employees). In addition, we employ direct care workers on a contractual basis to support our existing workforce. Due to the nature of our business, we, through our employees and caregivers who provide services on our behalf, may be the subject of medical malpractice claims. A court could find these individuals should be considered our agents, and, as a result, we could be held liable for their acts or omissions. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. While we maintain malpractice liability coverage that we believe is appropriate given the nature and breadth of our operations, any claims against us in excess of insurance limits, or multiple claims requiring us to pay deductibles, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

The occurrence of natural disasters in the markets in which we operate could not only impact the day-to-day operations of our care centers, but could also disrupt our relationships with patients, employees and referral sources located in the affected areas and, in the case of our corporate office, our ability to provide administrative support services, including billing and collection services. In addition, any episode of care that is not completed due to the impact of a natural disaster will generally result in lower revenue for the episode. For example, our corporate office and a number of our care centers are located in the southeastern United States and the Gulf Coast Region, increasing our exposure to hurricanes and flooding. Future hurricanes or other natural disasters may have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

CMS is implementing a three-year pre-claim review demonstration for home health services in the states of Illinois, Florida, Michigan, Massachusetts, and Texas, which will be phased in during 2016 and 2017, depending on the state. CMS is testing whether pre-claim review improves methods for the identification, investigation, and prosecution of Medicare fraud occurring among home health agencies providing services to Medicare beneficiaries. Additionally, CMS is testing whether the demonstration helps reduce expenditures while maintaining or improving quality of care. The pre-claim review demonstration for home health services does not create new clinical documentation requirements. CMS has indicated that home health agencies will submit the same information they currently submit for payment, but will do so earlier in the process. CMS has further indicated that this demonstration should not delay care to Medicare beneficiaries and does not alter the Medicare home health benefit. However, this process could result in increased administrative costs or delays in reimbursement for home health services in states subject to the demonstration.

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

As of December 31, 2016, we had total outstanding indebtedness of approximately $95.7 million, comprised mainly of indebtedness incurred in connection with our April 23, 2014 settlement agreement with the U.S. Department of Justice relating to certain of our clinical and business operations. Our level of indebtedness could have a material adverse effect on our business and consolidated financial position, results of operations and cash flows and impair our ability to fulfill other obligations in several ways, including:

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

The activities of short sellers could reduce the price or prevent increases in the price of our common stock. “Short sale” is defined as the sale of stock by an investor that the investor does not own. Typically, investors who sell short believe the price of the stock will fall, and anticipate selling shares at a higher price than the purchase price at which they will buy the stock. As of December 31, 2016, investors held a short position of approximately 3.2 million shares of our common stock which represented 9.5% of our outstanding common stock. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline.

Sales of substantial amounts of our common stock or the availability of those shares for future sale, could materially impact our stock price and limit our ability to raise capital.

The following table presents information about our outstanding common and preferred stock and our outstanding securities exercisable for or convertible into shares of common stock:

As of December 31, 2016
Common stock outstanding	33,597,215
Preferred stock outstanding	—
Common stock available under 2008 Omnibus Incentive Compensation Plan	1,204,572
Stock options outstanding	1,008,157
Stock options exercisable	281,458
Non-vested stock outstanding	209,378
Non-vested stock units outstanding	474,286

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

Our executive office is located in Nashville, Tennessee in a leased property consisting of 15,825 square feet; our corporate headquarters is located in Baton Rouge, Louisiana in a leased property consisting of 75,243 square feet. We believe we have adequate space to accommodate our corporate staff located in these locations for the foreseeable future.

In addition to our executive office and corporate headquarters, we also lease facilities for our home health, hospice and personal-care care centers. Generally, these leases have an initial term of five years with a three year early termination option, but range from one to seven years. Most of these leases also contain an option to extend the lease period. The following table shows the location of our 327 Medicare-certified home health care centers, 79 Medicare-certified hospice care centers and 14 personal-care care centers at December 31, 2016:

State	Home Health	Hospice	Personal Care	State	Home Health	Hospice	Personal Care
Alabama	30	7	—	New Jersey	2	1	—
Arkansas	5	—	—	New York	5	—	—
Arizona	3	—	—	New Hampshire	2	2	—
California	4	—	—	North Carolina	8	6	—
Connecticut	4	1	—	Ohio	—	1	—
Delaware	2	—	—	Oklahoma	6	—	—
Florida	28	—	—	Oregon	3	1	—
Georgia	62	6	—	Pennsylvania	7	6	—
Illinois	2	—	—	Rhode Island	1	2	—
Indiana	5	1	—	South Carolina	19	7	—
Kansas	1	1	—	Tennessee	43	11	—
Kentucky	17	—	—	Texas	—	1	—
Louisiana	10	4	—	Virginia	14	1	—
Massachusetts	5	8	14	West Virginia	11	6	—
Maine	2	4	—	Wisconsin	1	—	—
Maryland	8	2	—	Washington, D.C.	1	—	—

Mississippi	10	—	—	Total	327	79	14

Missouri	6	—	—

ITEM 3.	LEGAL PROCEEDINGS

See Part II, Item 8, Note 10 – Commitments and Contingencies for information concerning our legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock trades on the NASDAQ Global Select Market under the trading symbol “AMED”. The following table presents the range of high and low sales prices for our common stock for the periods indicated as reported on NASDAQ:

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2016:
First Quarter	$48.48	$31.16
Second Quarter	54.42	46.12
Third Quarter	55.16	45.48
Fourth Quarter	48.13	34.58

Year Ended December 31, 2015:
First Quarter	$31.27	$25.83
Second Quarter	43.61	24.81
Third Quarter	48.34	36.11
Fourth Quarter	45.00	34.72

As of February 24, 2017, there were approximately 513 holders of record of our common stock.

Dividend Policy

We have not declared or paid any cash dividends on our common stock or any other of our securities and do not expect to pay cash dividends for the foreseeable future. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. Future decisions concerning the payment of dividends will depend upon our results of operations, financial condition, capital expenditure plans and debt service requirements, as well as such other factors as our Board of Directors, in its sole discretion, may consider relevant. In addition, our outstanding indebtedness restricts, and we anticipate any additional future indebtedness may restrict, our ability to pay cash dividends; provided, however, that we may pay (i) dividends payable solely in our equity securities and (ii) dividends if (1) no default or event of default under the Credit Agreement shall have occurred and be continuing at the time of such dividend or would result therefrom, (2) we demonstrate that, upon giving pro forma effect to such dividend, our consolidated leverage ratio (as defined in the Credit Agreement) is less than 2.00 to 1.0 and (3) we demonstrate a minimum liquidity of $50 million upon giving effect to such dividend.

Purchases of Equity Securities

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended December 31, 2016:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
October 1, 2016 to October 31, 2016	676		$43.86	—	$—
November 1, 2016 to November 30, 2016	—		—	—	—
December 1, 2016 to December 31, 2016	11,472		42.85	—	—

	12,148	(1)	$42.91	—	$—

(1)	Includes shares of common stock surrendered to us by certain employees to satisfy tax withholding obligations in connection with the vesting of stock previously awarded to such employees under our 2008 Omnibus Incentive Compensation Plan.

Stock Performance Graph

The Performance Graph below compares the cumulative total stockholder return on our common stock, $0.001 par value per share, for the five-year period ended December 31, 2016, with the cumulative total return on the NASDAQ composite index and an industry peer group over the same period (assuming the investment of $100 in our common stock, the NASDAQ composite index and the industry peer group) on December 31, 2011 and the reinvestment of dividends. The peer group we selected is comprised of: LHC Group, Inc. (“LHCG”) and Almost Family, Inc. (“AFAM”). The cumulative total stockholder return on the following graph is historical and is not necessarily indicative of future stock price performance. No cash dividends have been paid on our common stock.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Amedisys, Inc.	$100.00	$103.64	$134.10	$269.02	$360.40	$390.74
NASDAQ Composite	$100.00	$116.41	$165.47	$188.69	$200.32	$216.54
Peer Group	$100.00	$153.62	$198.06	$223.44	$314.73	$331.94

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

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below is derived from our audited consolidated financial statements for the five-year period ended December 31, 2016, based on our continuing operations. The financial data for the years ended December 31, 2016, 2015 and 2014 should be read together with our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data” and the information included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

	2016 (1)	2015 (2)	2014 (3)	2013 (4)	2012 (5)
	(Amounts in thousands, except per share data)
Income Statement Data:
Net service revenue	$1,437,454	$1,280,541	$1,204,554	$1,249,344	$1,440,836
Operating income (loss) from continuing operations	$57,340	$(9,166)	$24,047	$(154,971)	$(108,855)
Net income (loss) from continuing operations attributable to Amedisys, Inc.	$37,261	$(3,021)	$12,992	$(93,105)	$(80,262)
Net income (loss) from continuing operations attributable to Amedisys, Inc. per basic share	$1.12	$(0.09)	$0.40	$(2.98)	$(2.68)
Net income (loss) from continuing operations attributable to Amedisys, Inc. per diluted share	$1.10	$(0.09)	$0.40	$(2.98)	$(2.68)

(1)

During 2016, we recorded charges related to Homecare Homebase (“HCHB”) implementation costs in the amount of $8.4 million ($5.1 million, net of tax) and recognized a non-cash charge to write off assets as a result of our conversion to the HCHB platform in the amount of $4.4 million ($2.7 million, net of tax).

(2)

During 2015, we recorded non-cash charges to write off the software costs incurred related to the development of AMS3 Home Health and Hospice in the amount of $75.2 million ($45.5 million, net of tax) and to reduce the carrying value of our corporate headquarters in the amount of $2.1 million ($1.2 million, net of tax).

(3)

During 2014, we recorded charges for relators’ fees and exit and restructuring activity in the amount of $13.9 million ($8.5 million, net of tax) and recognized non-cash other intangibles impairment charges of $3.1 million ($2.0 million, net of tax).

(4)

During 2013, we recorded a charge for the accrual for the U.S. Department of Justice settlement, which amounted to $150.0 million ($93.9 million, net of tax) and recognized non-cash goodwill and other intangibles impairment charges of $9.5 million ($5.8 million, net of tax).

(5)

During 2012, we recorded a $162.1 million ($110.2 million, net of tax and non-controlling interests) charge for the impairment of goodwill and other intangibles and incurred certain costs associated with our exit activities in the amount of $2.7 million ($1.6 million, net of tax).

	2016	2015	2014	2013	2012
	(Amounts in thousands)
Balance Sheet Data:
Total assets (1)	$734,029	$681,715	$666,956	$724,237	$728,132
Total debt, including current portion (1)	$93,029	$96,630	$113,586	$44,735	$100,248
Total Amedisys, Inc. stockholders’ equity	$460,203	$409,568	$397,167	$372,201	$452,340
Cash dividends declared per common share	$—	$—	$—	$—	$—

(1)

Total assets and Total debt, including current portion have been recast to present our retrospective adoption of Accounting Standards Update 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for 2016, 2015 and 2014. This discussion should be read in conjunction with our audited financial statements included in Item 8, “Financial Statements and Supplementary Data” and Part I, Item 1, “Business” of this Annual Report on Form 10-K. The following analysis contains forward-looking statements about our future revenues, operating results and expectations. See “Special Caution Concerning Forward-Looking Statements” for a discussion of the risks, assumptions and uncertainties affecting these statements as well as Part I, Item 1A, “Risk Factors.”

Overview

We are a provider of high-quality in-home healthcare and related services to the chronic, co-morbid, aging American population, with approximately 78%, 80% and 82% of our revenue derived from Medicare for 2016, 2015 and 2014, respectively.

Our operations involve servicing patients through our three reportable business segments: home health, hospice and personal care. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. Our personal care segment provides patients assistance with the essential activities of daily living. As of December 31, 2016, we owned and operated 327 Medicare-certified home health care centers, 79 Medicare-certified hospice care centers and 14 personal-care care centers in 34 states within the United States and the District of Columbia.

2016 Developments

•	Completed the rollout of Homecare Homebase (“HCHB”), a leading platform for home health and hospice companies, to all of our care centers.

•	Integrated Infinity HomeCare which we acquired on December 31, 2015.

•

Closed the acquisition of Associated Home Care on March 1, 2016, which resulted in the establishment of our personal care segment which was further expanded with the purchase of the assets of Professional Profiles, Inc. on September 1, 2016.

2017 Strategy

•	Continue to focus on growth through acquisitions in all three segments and increased volumes in existing care centers.

•	Continue to focus on commitment to clinical distinction with a goal of all care centers achieving a 4.0 Quality Star Rating.

•	Gain operating efficiencies from investments in infrastructure, including HCHB.

•	Focus on recruitment and retention of world class employees while fostering a culture of engagement to become the employer of choice in the industry.

Financial Performance

The year ended December 31, 2016 continued our focus on operational improvements that began during 2014 despite the disruption related to the conversion from our proprietary operating system to HCHB.

Our home health care centers experienced same store revenue and admissions growth in 2016. The home health segment saw an increase in non-Medicare revenue and Medicare revenue per episode offset by increases in cost per visit and other operating expenses which resulted in a $2 million reduction in our operating income over the year ended December 31, 2015 (see “Results of Operations”).

Our hospice segment achieved significant growth in admissions and average daily census combined with strong cost controls in 2016, all of which helped deliver an $8 million improvement in our operating income over the year ended December 31, 2015 (see “Results of Operations”).

Care Centers Summary

	Home Health	Hospice	Personal Care
At December 31, 2013	367	92	—
Closed/Consolidated/Sold	(51)	(12)	—

At December 31, 2014	316	80	—
Acquisitions	15	1	—
Closed/Consolidated/Sold	(2)	(2)	—

At December 31, 2015	329	79	—
Acquisitions/Start-Ups	1	—	14
Closed/Consolidated	(3)	—	—

At December 31, 2016	327	79	14

When we refer to “same store business,” we mean home health, hospice and personal-care care centers that we have operated for at least the last twelve months; when we refer to “acquisitions,” we mean home health, hospice and personal-care care centers that we acquired within the last twelve months; and when we refer to “start-ups,” we mean home health, hospice and personal-care care centers opened by us in the last twelve months. Once a care center has been in operation for a twelve month period, the results for that particular care center are included as part of our same store business from that date forward. Non-Medicare revenue, admissions, recertifications or completed episodes includes home health revenue, admissions, recertifications or completed episodes of care for those payors that pay on an episodic or per visit basis, which includes Medicare Advantage programs and private payors.

Economic and Industry Factors

Home health, hospice and personal care services are a highly fragmented and highly competitive industry. The degree of competiveness varies based upon whether our care centers operate in states that require a certificate of need (CON) or permit of approval (POA). In such states, expansion by existing providers or entry into the market by new providers is permitted only where determination is made by state health authorities that a given amount of unmet healthcare need exists. Currently, 68% and 40% of our home health and hospice care centers, respectively operate in CON/POA states.

As the Federal government continues to debate a reduction in expenditures and a reform of the Medicare system, our industry continues to face reimbursement pressures. The Centers for Medicare and Medicaid Services (“CMS”) instituted a rebasing cut of approximately $81 per episode (2.7%) per year for 2014 – 2017; however, we do expect some offset from a market basket update in each of these years. The following payment adjustments are effective for the years indicated based on CMS’s final rules relative to Medicare reimbursement:

	Home Health			Hospice
	2017 (1)	2016	2015	2017 (2)	2016	2015
Market Basket Update	2.8%	2.3%	2.6%	2.7%	2.4%	2.9%
Rebasing	(2.3)	(2.4)	(2.8)	—	—	—
50/50 Blend of Wage Index	—	—	—	—	0.2	—
Nominal Case Mix Adjustment	(0.9)	(0.9)	—	—	—	—
PPACA Adjustment	—	—	—	(0.3)	(0.3)	(0.3)
Budget Neutrality Adjustment Factor	—	—	0.4	—	(0.7)	(0.7)
Productivity Adjustment	(0.3)	(0.4)	(0.5)	(0.3)	(0.5)	(0.5)

	(0.7)%	(1.4)%	(0.3)%	2.1%	1.1%	1.4%

(1)	Effective for episodes scheduled to be completed on or after January 1, 2017.
(2)	Effective for services provided from October 1, 2016 to September 30, 2017.

Our company-specific impact of the final rules could differ depending on differences in the wage index and the impact of coding and outlier changes.

As part of the 2016 final rule issued in October 2015, CMS finalized their proposal to implement a Home Health Value-Based Purchasing model in nine states that seeks to test whether incentives for better care can improve outcomes in the delivery of home health services. Financial impacts from this change, either positive or negative, would begin January 1, 2018, applied to that calendar year based on 2015 performance data. Care centers operating in the states included in the proposed model account for approximately 31% of our 2016 home health Medicare revenue.

Governmental Inquiries and Investigations and Other Litigation

September 2010 Civil Investigative Demand Issued by the U.S. Department of Justice

On April 23, 2014, with no admission of liability on our part, we entered into a settlement agreement to resolve the U.S. Department of Justice investigation which began with a Civil Investigative Demand (“CID”) issued by the U.S. Department of Justice on September 27, 2010 and the Stark Law Self-Referral Matter disclosed to CMS in May 2012. Pursuant to the settlement agreement, on May 2, 2014, we paid the United States an initial payment in the amount of $116.5 million representing the first installment of $115 million plus interest thereon due under the settlement agreement, and on October 23, 2014, we paid the United States an additional payment in the amount of $35.8 million, representing the second and final installment of $35 million plus interest thereon due under the settlement agreement.

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

June 2016 Civil Investigative Demand Issued by the U.S. Department of Justice

On June 27, 2016, we received a CID issued by the U.S. Department of Justice pursuant to the federal False Claims Act relating to claims submitted to Medicare and/or Medicaid for hospice services provided through designated facilities in the Parkersburg, West Virginia area.

See Item 8, Note 10 – Commitments and Contingencies to our consolidated financial statements for additional information regarding our April 2014 CIA, the May 2015 Subpoena issued by the U.S. Department of Justice, the November 2015 CID issued by the U.S. Department of Justice, the June 2016 CID issued by the U.S. Department of Justice and for a discussion of and updates regarding class action litigation we are involved in. No assurances can be given as to the timing or outcome of these items.

Results of Operations

Consolidated

The following table summarizes our results from continuing operations (amounts in millions):

	For the Years Ended December 31,
	2016	2015	2014
Net service revenue	$1,437.4	$1,280.5	$1,204.5
Gross margin, excluding depreciation and amortization	604.4	554.6	513.4
% of revenue	42.0%	43.3%	42.6%
Other operating expenses	542.7	486.5	486.3
% of revenue	37.7%	38.0%	40.4%
Asset impairment charge	4.4	77.3	3.1

Operating income (loss)	57.3	(9.2)	24.0

Total other income (expense), net	4.2	8.9	(3.1)
Income tax expense	(23.9)	(2.0)	(7.7)
Effective income tax rate	38.9%	650.6%	36.6%

Income (loss) from continuing operations	37.6	(2.3)	13.3

Net loss from discontinued operations	—	—	(0.2)
Net income attributable to noncontrolling interests	(0.4)	(0.7)	(0.3)

Net income (loss) attributable to Amedisys, Inc.	$37.3	$(3.0)	$12.8

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Our 2016 operating results include the results of Infinity HomeCare (“Infinity”), Associated Home Care and Professional Profiles beginning on the date of their acquisition. These three acquisitions accounted for $85 million of our $157 million increase in revenue and $35 million of our $56 million increase in other operating expenses. Our operating results were also impacted by an increase of approximately $21 million in costs associated with our move to HCHB. Approximately $8 million relates to implementation services provided by a third party while $4 million is the result of a non-cash charge to write off assets (primarily laptops) not compatible with our new platform. The remaining $9 million is related to disruption in care center operations as well as additional corporate resources to support multiple systems. In addition to the $21 million related to HCHB, we experienced an increase of $5 million in bad debt and contractual reserves due to increased write-offs and accounts receivable aging due to the HCHB disruption. While we anticipated these costs to continue as we completed the roll-out, our care centers generally return to normal operating results approximately 60 to 90 days after implementation; we completed the HCHB roll-out during the three-month period ended December 31, 2016. Additionally, our results were impacted by approximately $12 million as a result of the 2016 CMS rate cut.

Total other income (expense), net decreased $1 million in 2016 from 2015 after considering the impact of the following items (amounts in millions):

	For the Years Ended December 31,
	2016	2015
Legal settlements	$2.3	$7.4
Equity in earnings from equity method investment	3.5	6.7
Interest expense related to tax audit reserve	(0.6)	—
Life insurance proceeds	—	1.0
Debt refinance costs	—	(3.2)
Interest expense related to long-term obligations	(4.5)	(7.6)
Gain (loss) on disposal of property and equipment or sale of care centers	—	0.2

	$0.7	$4.5

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Our 2015 results were impacted by a $75 million non-cash charge to write off the software costs incurred related to the development of AMS3 Home Health and Hospice and a $2 million non-cash charge to reduce the carrying value of our corporate headquarters.

During the first quarter of 2014, we committed to a plan to consolidate 21 operating home health care centers and four operating hospice care centers with care centers servicing the same markets and close 23 home health care centers and six hospice care centers. As a result of this exit activity, we reduced our regional leadership structure and corporate support functions. Separate from the restructuring costs, we also recorded severance costs associated with the departure of our former Chief Executive Officer and a charge for relator fees associated with our U.S. Department of Justice settlement during the first quarter of 2014. Additionally, we recorded a non-cash other intangibles impairment charge during the fourth quarter of 2014. The following details the costs associated with these activities (amounts in millions):

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

Our operating results were impacted by the sale, closure and consolidation of numerous care centers as mentioned above. Accordingly, our results for the year ended December 31, 2015 were not fully comparable to the year ended December 31, 2014.

Our operating income, excluding the $77 million asset impairment charges in 2015 and the $17 million in costs incurred in 2014 noted above, increased $27 million as our home health operating income increased $29 million, our hospice operating income increased $13 million and our corporate operating expense increased $15 million.

The primary drivers of our improvement in performance were the closure/consolidation of care centers that had a negative operating contribution, an increase in our revenue per episode, an increase in non-Medicare revenue, growth in hospice census and a reduction in operating expenses. The increase in corporate operating expenses was primarily due to the $6 million Wage and Hour Litigation settlement accrual and HCHB maintenance and hosting and implementation costs of $8 million. The increase in HCHB maintenance and hosting was offset by a $4 million decrease in depreciation and amortization as we moved from our proprietary software to HCHB.

Total other income (expense), net decreased $1 million in 2015 from 2014 after considering the impact of the following items (amounts in millions):

	For the Years Ended December 31,
	2015	2014
Legal settlements	$7.4	$1.1
Equity in earnings from equity method investment	6.7	—
Life insurance proceeds	1.0	—
Debt refinance costs	(3.2)	(0.5)
Gain (loss) on disposal of property and equipment or sale of care centers	0.2	0.7

	$12.1	$1.3

The difference in income tax expense in 2015 and 2014 was driven primarily by the decrease in income before income taxes. Additionally, the effective tax rate for the year ended December 31, 2015 does not provide a meaningful comparison to other periods. The effective tax rate for the year was influenced by the relationship of the amount of “effective tax rate drivers” (i.e. non-deductible expenses, non-taxable income, tax credits, valuation allowance, uncertain tax positions, etc.) to (loss) income before income taxes. A significant asset impairment was recorded during the three-month period ended March 31, 2015, resulting in a scenario where the company’s (loss) income before income taxes for 2015 was near zero. Consequently, for 2015, the relationship between the “effective tax rate drivers” and (loss) income before income taxes was distorted.

Home Health Division

The following table summarizes our home health segment results from continuing operations:

	For the Years Ended December 31,
	2016	2015	2014
Financial Information (in millions):
Medicare	$822.4	$761.4	$751.5
Non-Medicare	263.1	243.7	205.4

Net service revenue	1,085.5	1,005.1	956.9
Cost of service	643.7	584.2	559.4

Gross margin	441.8	420.9	397.5
Other operating expenses	303.2	280.6	294.4

Operating income	$138.6	$140.3	$103.1

Key Statistical Data:
Medicare:
Same Store (1):
Revenue	2%	3%	1%
Admissions	3%	3%	0%
Recertifications	0%	(1%)	1%
Total (2):
Admissions	194,662	178,226	177,243
Recertifications	103,193	99,762	102,263
Completed episodes	289,862	269,227	272,864
Visits	5,124,002	4,797,734	4,794,609
Average revenue per completed episode (3)	$2,839	$2,825	$2,768
Visits per completed episode (4)	17.5	17.5	17.3
Non-Medicare:
Same Store (1):
Revenue	8%	21%	19%
Admissions	2%	18%	17%
Recertifications	8%	14%	13%
Total (2):
Admissions	98,448	96,934	83,940
Recertifications	38,618	35,870	32,074
Visits	2,050,975	1,954,543	1,651,745
Total (2):
Visiting Clinician Cost per Visit	$81.18	$78.23	$78.47
Clinical Manager Cost per Visit	$8.53	$8.29	$8.30

Total Cost per Visit	$89.71	$86.52	$86.77

Visits	7,174,977	6,752,277	6,446,354

(1)

Same store information represents the percent increase (decrease) in our Medicare and Non-Medicare revenue, admissions or recertifications for the period as a percent of the Medicare and Non-Medicare revenue, admissions or recertifications of the prior period.

(2)	Total includes acquisitions; based on continuing operations for all periods presented.
(3)	Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care.
(4)	Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Overall, our operating income decreased $2 million on a $21 million increase in gross margin offset by a $23 million increase in other operating expenses. These results are inclusive of Infinity which accounted for $49 million of our total revenue increase and $18 million of other operating expenses. Our results have been negatively impacted by approximately $12 million related to the CMS rate cut which became effective January 1, 2016 and approximately $6 million as the result of disruptions associated with the roll-out of HCHB.

Net Service Revenue

Our Medicare revenue increased $61 million which is inclusive of $48 million from acquired care centers. The increase in same store revenue is due to higher admission volumes. Our revenue per episode was relatively flat despite the impact of the CMS rate cut in 2016; the increase was due to an increase in patient acuity.

Our non-Medicare revenue increased approximately $19 million, with revenues from episodic payors increasing 16% while our revenue from per visit payors grew 5%. We continue to focus on contract payors with significant concentrations in our markets and those that add incremental margin to our operations as we continue to evaluate our portfolio of managed care contracts.

Cost of Service, Excluding Depreciation and Amortization

Our cost of service increased $59 million primarily as a result of a 6% increase in visits and a 4% increase in cost per visit. The increase in cost per visit is primarily due to higher health insurance expense, planned wage increases and additional costs related to our HCHB roll-out. We believe that the impact of the HCHB roll-out is temporary and will normalize now that the roll-out is complete.

Other Operating Expenses

Other operating expenses increased $23 million due to increases in other care center related expenses, primarily salaries and benefits, travel and training expense and HCHB maintenance and hosting fees. Other operating expense related to care centers acquired from Infinity were approximately $18 million. We have completed the consolidation of our legacy Florida operations with Infinity and the conversion of Infinity to our back office platform.

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

Net Service Revenue

Our Medicare revenue increase of approximately $10 million consisted of a $16 million increase due to higher revenue per episode offset by $6 million due to lower volumes. The decrease in volumes is primarily due to the sale, closure and consolidation of 51 care centers since December 31, 2013, as we experienced a 3% increase in same store admissions in 2015. Net service revenue included a reduction of $1 million for the estimated impact of the 2016 rate change.

Our non-Medicare revenue increased $38 million as we have focused on contracted payors with significant concentrations in our markets and those that add incremental margin to our operations.

As mentioned above, we have closed numerous care centers since December 31, 2013. Accordingly, our 2015 results were not fully comparable to the prior year. The following table summarizes our net service revenue for our operating care centers and those care centers that were closed, consolidated or sold.

	For the Years Ended December 31,
	2015	2014
Revenue (in millions):
Operating care centers	$1,005.1	$941.2
Closed/Consolidated/Sold care centers	—	15.7

Net service revenue	1,005.1	956.9

Cost of Service, Excluding Depreciation and Amortization

Our cost of service, excluding the $1 million in exit activity costs in 2014, increased $26 million primarily as a result of a 5% increase in visits. Our cost per visit remained relatively flat.

Other Operating Expenses

Other operating expenses, excluding the $7 million in exit activity costs in 2014, decreased $7 million due to decreases in other care center related expenses as a result of our closure and consolidation strategy and the reduction in divisional leadership; the majority of the reductions were in salaries and benefits and rent expense, offset by a $5 million increase in legal expense related to the self-disclosure matter. In addition, our provision for doubtful accounts decreased $3 million and our depreciation and amortization expense decreased $4 million compared to 2014.

Hospice Division

The following table summarizes our hospice segment results from continuing operations:

	For the Years Ended December 31,
	2016	2015	2014
Financial Information (in millions):
Medicare	$297.7	$258.5	$232.6
Non-Medicare	18.3	16.9	15.0

Net service revenue	316.0	275.4	247.6
Cost of service	163.1	141.7	131.7

Gross margin	152.9	133.7	115.9
Other operating expenses	77.0	66.0	63.4

Operating income	$75.9	$67.7	$52.5

Key Statistical Data:
Same Store (1):
Medicare revenue	15%	13%	(2%)
Non-Medicare revenue	9%	18%	6%
Hospice admissions	17%	16%	(3%)
Average daily census	16%	12%	(4%)
Total (2):
Hospice admissions	22,526	19,205	17,081
Average daily census	5,912	5,105	4,632
Revenue per day, net	$146.05	$147.78	$146.51
Cost of service per day	$75.36	$76.06	$77.93
Average discharge length of stay	96	92	100

(1)

Same store information presented is the percent increase (decrease) in our Medicare and Non-Medicare revenue, Hospice admissions or average daily census for the period as a percent of the Medicare and Non-Medicare revenue, Hospice admissions or average daily census of the prior period.

(2)	Total includes acquisitions; based on continuing operations for all periods presented.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Overall, our operating income increased $8 million on a $19 million increase in gross margin offset by an $11 million increase in other operating expenses.

Net Service Revenue

Our hospice revenue increased approximately $41 million due to an increase in our average daily census as a result of a 17% increase in hospice admissions. We benefited from a 1.1% hospice rate increase effective October 1, 2015. Beginning January 1, 2016, CMS provided for two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two rates, beginning January 1, 2016, Medicare is also reimbursing for a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse (“RN”) or medical social worker (“MSW”) for patients in a routine level of care.

Our revenue per day was impacted by an increase in contractual reserves and write-offs which occurred during the HCHB roll-out. We expect to return to normal levels during 2017.

Cost of Service, Excluding Depreciation and Amortization

Our hospice cost of service increased $21 million as the result of a 16% increase in average daily census.

Other Operating Expenses

Other operating expenses increased $11 million due to increases in other care center related expenses, primarily salaries and benefits and HCHB maintenance and hosting fees. We have experienced an increase in days revenue outstanding, net as we transitioned to the HCHB platform. As such, our provision for doubtful accounts increased approximately $4 million, which is reflective of an increase in our accounts receivable aging. We do expect to return to normal days revenue outstanding, net now that we are on one operating platform.

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

As mentioned above, we have closed numerous care centers since December 31, 2013. Accordingly, our 2015 results were not fully comparable to the prior year. The following table summarizes our net service revenue for our operating care centers and those care centers that were closed, consolidated or sold.

	For the Years Ended December 31,
	2015	2014
Revenue (in millions):
Operating care centers	$275.4	$243.4
Closed/Consolidated/Sold care centers	—	4.2

Net service revenue	275.4	247.6

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

Personal Care Division

The following table summarizes our personal care segment results from continuing operations:

	For the Years Ended December 31,
	2016	2015	2014
Financial Information (in millions):
Medicare	$—	$—	—
Non-Medicare	35.9	—	—

Net service revenue	35.9	—	—
Cost of service	26.3	—	—

Gross margin	9.6	—	—
Other operating expenses	8.1	—	—

Operating income	$1.5	$—	$—

Key Statistical Data:
Billable hours	1,539,093	—	—
Clients served	51,520	—	—

Year Ended December 31, 2016

On March 1, 2016, we acquired Associated Home Care, a personal care home health care company with 9 care centers. On September 1, 2016, we acquired the assets of Professional Profiles, Inc. which owned and operated 4 personal-care care centers. In addition, during the three-month period ended September 30, 2016 we opened a start-up personal-care care center. Operating income related to our new personal care division for 2016 was approximately $2 million on net service revenue of $36 million and cost of service of $26 million; other operating expenses were approximately $8 million.

Corporate

The following table summarizes our corporate results from continuing operations:

	For the Years Ended December 31,
	2016	2015	2014
Financial Information (in millions):
Other operating expenses	$141.9	$126.5	$114.4
Depreciation and amortization	12.4	13.4	17.2

Total operating expenses before asset impairment charge	$154.3	$139.9	$131.6
Asset impairment charge	4.4	77.3	—

Total operating expenses	$158.7	$217.2	$131.6

Corporate expenses consist of costs relating to our executive management and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Corporate other operating expenses have increased approximately $14 million which is inclusive of approximately $12 million in corporate support expenses related to acquisitions, a $3 million increase in non-cash compensation and a $4 million increase related to HCHB implementation costs offset by decreases of approximately $5 million in various other costs (including a $2 million decrease in legal settlement expenses).

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

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Years Ended December 31,
	2016	2015	2014
Cash provided by (used in) operating activities	$62.2	$107.8	$(65.5)
Cash used in investing activities	(52.0)	(67.4)	(14.3)
Cash (used in) provided by financing activities	(7.5)	(20.9)	70.5

Net increase (decrease) in cash and cash equivalents	2.7	19.5	(9.3)
Cash and cash equivalents at beginning of period	27.5	8.0	17.3

Cash and cash equivalents at end of period	$30.2	$27.5	$8.0

Cash provided by operating activities decreased $45.6 million during 2016 compared to 2015 primarily due to a decrease in our cash collections relative to growth in accounts receivable as our days revenue outstanding, net increased eight days (approximately $41 million) from December 31, 2015. For additional information regarding our operating performance, see “Results of Operations”. Cash provided by operating activities increased $173.3 million during 2015 compared to 2014 primarily due to an increase in our operating performance as compared to 2014 and the payment of the $150.0 million in 2014 under our settlement agreement with the U.S. Department of Justice. The recognition of the asset impairment charge of $77.3 million, which resulted in the net loss for 2015 was a non-cash item and therefore had no impact on our cash flow from operations.

Cash used in investing activities decreased $15.4 million during 2016 compared to 2015 primarily due to decreases in cash paid for acquisitions ($33.6 million), capital expenditures ($5.7 million) and investments ($2.4 million), offset by decreases in proceeds from the sale of property and equipment related to the sale of our former corporate headquarters and in proceeds from the sale of investments. Cash used in investing activities increased $53.1 million during 2015 compared to 2014 primarily due to our acquisition activity ($69.1 million) and an increase in capital expenditures ($9.4 million), offset by proceeds from the sale of property and equipment ($20.0 million) and investments ($5.0 million).

Cash used in financing activities decreased $13.4 million during 2016 compared to 2015 primarily due to tax benefits from stock compensation plans and a decrease in repayments of outstanding borrowings, offset by repurchases of company stock pursuant to our stock repurchase program. Cash used in financing activities increased $91.4 million during 2015 compared to 2014 primarily due to an increase in our borrowings under our long-term obligations partially offset by principal payments.

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness.

During 2016, we spent $6.8 million in routine capital expenditures compared to $9.3 million and $7.0 million during 2015 and 2014, respectively. Routine capital expenditures primarily include equipment and computer software and hardware. In addition, we spent $8.9 million in non-routine capital expenditures related to leasehold improvements and IT infrastructure upgrades compared to $12.1 million and $5.0 million during 2015 and 2014, respectively, related to enhancements to our point of care software. Our capital expenditures for 2017 are expected to be approximately $10.0 million – $12.0 million.

During 2014, we paid the U.S. government $152.3 million representing the $150 million settlement plus interest thereon due under the settlement agreement to resolve both the U.S. Department of Justice investigation and the Stark Law Self-Referral Matter.

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

As of December 31, 2016, we had $30.2 million in cash and cash equivalents and $173.3 million in availability under our $200.0 million Revolving Credit Facility. Based on our operating forecasts and our new debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements.

Outstanding Patient Accounts Receivable

Our patient accounts receivable, net increased $41.0 million from December 31, 2015 to December 31, 2016. Our cash collection as a percentage of revenue was 99% and 100% for December 31, 2016 and 2015, respectively. Our days revenue outstanding, net at December 31, 2016 was 40.2 days which is an increase of 8.3 days from December 31, 2015. We have experienced a slowdown in collections primarily as the result of our shift from our legacy platforms (AMS2 and AMS3) to HCHB. We anticipate further reductions in days revenue outstanding now that we have completed our HCHB implementation and are completely off our legacy system. Our days revenue outstanding, net at December 31, 2015 does not include Infinity HomeCare, which was acquired on December 31, 2015.

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

	For the Years Ended December 31,
	2016	2015
Provision for estimated revenue adjustments	$7.9	$6.1
Provision for doubtful accounts	19.5	14.1

Total	$27.4	$20.2

As a percent of revenue	1.9%	1.6%

The following schedules detail our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding, net):

	0-90	91-180	181-365	Over 365	Total
At December 31, 2016:
Medicare patient accounts receivable, net (1)	$82.7	$17.1	$1.4	$—	$101.2

Other patient accounts receivable:
Medicaid	13.6	3.6	3.6	0.2	21.0
Private	39.8	10.4	7.6	3.8	61.6

Total	$53.4	$14.0	$11.2	$4.0	$82.6

Allowance for doubtful accounts (2)					(17.7)

Non-Medicare patient accounts receivable, net					$64.9

Total patient accounts receivable, net					$166.1

Days revenue outstanding, net (3)					40.2

	0-90	91-180	181-365	Over 365	Total
At December 31, 2015:
Medicare patient accounts receivable, net (1)	$73.5	$7.0	$(0.4)	$—	$80.1

Other patient accounts receivable:
Medicaid	12.4	1.7	0.9	—	15.0
Private	31.2	8.1	5.1	2.0	46.4

Total	$43.6	$9.8	$6.0	$2.0	$61.4

Allowance for doubtful accounts (2)					(16.5)

Non-Medicare patient accounts receivable, net					$44.9

Total patient accounts receivable, net					$125.0

Days revenue outstanding, net (3)					31.9

(1)

The following table summarizes the activity and ending balances in our estimated revenue adjustments (amounts in millions), which is recorded to reduce our Medicare outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the Years Ended December 31,
	2016	2015
Balance at beginning of period	$4.0	$3.1
Provision for estimated revenue adjustments	7.9	6.1
Write offs	(7.8)	(5.2)

Balance at end of period	$4.1	$4.0

Our estimated revenue adjustments were 3.9% and 4.8% of our outstanding Medicare patient accounts receivable at December 31, 2016 and December 31, 2015, respectively.

(2)

The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in millions), which is recorded to reduce only our Medicaid and private payer outstanding patient accounts receivable to their estimated net realizable value.

	For the Years Ended December 31,
	2016	2015
Balance at beginning of period	$16.5	$14.3
Provision for doubtful accounts	19.5	14.1
Write offs	(18.3)	(11.9)

Balance at end of period	$17.7	$16.5

Our allowance for doubtful accounts was 21.5% and 26.9% of our outstanding Medicaid and private patient accounts receivable at December 31, 2016 and 2015, respectively.

(3)

Our calculation of days revenue outstanding, net is derived by dividing our ending net patient accounts receivable (i.e., net of estimated revenue adjustments and allowance for doubtful accounts ) at December 31, 2016 and 2015 by our average daily net patient revenue for the three-month periods ended December 31, 2016 and 2015, respectively.

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

The net proceeds of the Term Loan and existing cash on hand were used to pay off (i) our existing term loan under our Prior Credit Agreement, dated as of October 22, 2012, as amended (the “Prior Credit Agreement”) with a principal balance of $27 million and (ii) our existing term loan under our prior Second Lien Credit Agreement dated July 28, 2014 (the “Second Lien Credit Agreement”), with a principal balance of $70 million. The final maturity of the Term Loan is August 28, 2020. The Term Loan began amortizing on March 31, 2016 and will continue amortizing over 14 quarterly installments (four remaining quarterly installments of

$1.25 million followed by eight quarterly installments of $2.5 million beginning March 31, 2018, followed by two quarterly installments of $3.1 million beginning March 31, 2020, subject to adjustment for prepayments), with the remaining balance due upon maturity.

The Revolving Credit Facility may be used to provide ongoing working capital and for general corporate purposes of the Company and its subsidiaries, including permitted acquisitions, as defined in the Credit Agreement. The final maturity of the Revolving Credit Facility is August 28, 2020 and will be payable in full at that time.

The interest rate in connection with the Credit Facilities shall be selected from the following by us: (i) the Base Rate plus the Applicable Rate or (ii) the Eurodollar Rate plus the Applicable Rate. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% per annum, (b) the prime rate of interest established by the Administrative Agent, and (c) the Eurodollar Rate for an interest period of one month plus 1% per annum. The “Eurodollar Rate” means the rate at which Eurodollar deposits in the London interbank market for an interest period of one, two, three or six months (as selected by us) are quoted. The “Applicable Rate” is based on the consolidated leverage ratio and is presented in the table below. As of December 31, 2016, the Applicable Rate is 1.00% per annum for Base Rate Loans and 2.00% per annum for Eurodollar Rate Loans. We are also subject to a commitment fee and letter of credit fee under the terms of the Credit Facilities, as presented in the table below.

Consolidated Leverage Ratio	Margin for ABR Loans	Margin for Eurodollar Loans	Commitment Fee	Letter of Credit Fee
≥ 2.75 to 1.0	2.00%	3.00%	0.40%	3.00%
< 2.75 to 1.0 but ≥ 1.75 to 1.0	1.50%	2.50%	0.35%	2.50%
< 1.75 to 1.0 but ≥ 0.75 to 1.0	1.00%	2.00%	0.30%	2.00%
< 0.75 to 1.0	0.50%	1.50%	0.25%	1.50%

Our weighted average interest rate for our $100.0 million Term Loan, under our Credit Agreement, was 2.5% for 2016 and 2.7% for the period August 28, 2015 to December 31, 2015. Our weighted average interest rate for our $200.0 million Revolving Credit Facility was 3.5% for 2016.

As of December 31, 2016, our availability under our $200.0 million Revolving Credit Facility was $173.3 million as we had $26.7 million outstanding in letters of credit.

The Credit Agreement requires maintenance of two financial covenants: (i) a consolidated leverage ratio of funded indebtedness to EBITDA, as defined in the Credit Agreement, and (ii) a consolidated fixed charge coverage ratio of EBITDA plus rent expense (less cash taxes less capital expenditures) to scheduled debt repayments plus interest expense plus rent expense, all as defined in the Credit Agreement. Each of these covenants is calculated over rolling four-quarter periods and also is subject to certain exceptions and baskets. As of December 31, 2016, our consolidated leverage ratio was 1.0 and our consolidated fixed charge coverage ratio was 3.8 and we are in compliance with the Credit Agreement. The Credit Agreement also contains customary covenants, including, but not limited to, restrictions on: incurrence of liens; incurrence of additional debt; sales of assets and other fundamental corporate changes; investments; and declarations of dividends. These covenants contain customary exclusions and baskets.

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

In connection with the entry into the Credit Agreement, on August 28, 2015, each of the Prior Credit Agreement and the Second Lien Credit Agreement were terminated. The Company paid a call premium of $700,000 associated with the termination of the Second Lien Credit Agreement and the voluntary prepayment of the amounts owed thereunder as of August 28, 2015, and expensed $2.5 million in deferred debt issuance costs during the three-month period ended September 30, 2015. Also in connection with our entry into the Credit Agreement, we recorded $2.4 million in deferred debt issuance costs as other assets in our consolidated balance sheet during 2015 which was reclassified to long-term obligations, less current portion during 2016 in accordance with Accounting Standards Update 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

Stock Repurchase Program

On September 9, 2015, we announced that our Board of Directors authorized a stock repurchase program, under which we may repurchase up to $75 million of our outstanding common stock on or before September 6, 2016.

Under the terms of the program, we may repurchase shares from time to time in open market transactions, block purchases or in private transactions in accordance with applicable federal securities laws and other legal requirements. We may enter into Rule 10b5-1 plans to effect some or all of the repurchases. The timing and the amount of the repurchases, if any, was determined by management based on a number of factors, including but not limited to share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors.

Pursuant to this program, we repurchased 324,141 shares of our common stock at a weighted average price of $37.96 per share and a total cost of approximately $12.3 million during 2016 and 116,859 shares of our common stock at a weighted average price of $39.20 per share and a total cost of approximately $4.6 million during 2015. The repurchased shares are classified as treasury shares. The stock repurchase program expired on September 6, 2016.

Contractual Obligations and Medicare Liabilities

Our future contractual obligations and Medicare liabilities at December 31, 2016 were as follows (amounts in millions):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term obligations	$95.7	$5.2	$20.5	$70.0	$—
Interest on long-term obligations (1)	8.3	2.6	4.5	1.2	—
Operating leases	72.0	23.5	30.5	13.4	4.6
Capital commitments	1.2	1.2	—	—	—
Purchase obligations	47.3	14.0	24.8	8.5	—
Uncertain tax positions	4.1	0.3	3.8	—	—

	$228.6	$46.8	$84.1	$93.1	$4.6

(1)	Interest on debt with variable rates was calculated using the current rate of that particular debt instrument at December 31, 2016.

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

Revenue Recognition

We earn net service revenue through our home health, hospice and personal-care care centers by providing a variety of services almost exclusively in the homes of our patients. This net service revenue is earned and billed either on an episode of care basis, on a per visit basis or on a daily basis depending upon the payment terms and conditions established with each payor for services provided. We refer to home health revenue earned and billed on a 60-day episode of care as episodic-based revenue.

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

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on the number of days elapsed during an episode of care.

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

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap for each provider number, we monitor these caps and estimate amounts due back to Medicare if a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in other accrued liabilities. Beginning for the cap year ending October 31, 2014, providers are required to self-report and pay their estimated cap liability by March 31st of the following year. As of December 31, 2016, we have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2012 and we have recorded $0.8 million for estimated amounts due back to Medicare in other accrued liabilities for the Federal cap years ended October 31, 2013 through October 31, 2016. As of December 31, 2015, we had recorded $1.4 million for estimated amounts due back to Medicare in other accrued liabilities for the Federal cap years ended October 31, 2013 through October 31, 2016.

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

Insurance

We are obligated for certain costs associated with our insurance programs, including employee health, workers’ compensation and professional liability. While we maintain various insurance programs to cover these risks, we are self-insured for a substantial portion of our potential claims. We recognize our obligations associated with these costs in the period in which a claim is incurred, including with respect to both reported claims and claims incurred but not reported, up to specified deductible limits. These costs have generally been estimated based upon independent third-party actuarial calculations which consider historical claims data. Such estimates, and the resulting reserves, are reviewed and updated by us on a quarterly basis.

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

Each of our operating segments described in the notes to our financial statements is considered to represent an individual reporting unit for goodwill impairment testing purposes. We consider each of our home health care centers to constitute an individual business for which discrete financial information is available. However, since these care centers have substantially similar operating and economic characteristics and resource allocation and significant investment decisions concerning these businesses are centralized and the benefits broadly distributed, we have aggregated these care centers and deemed them to constitute a single reporting unit. We have applied this same aggregation principle to our hospice and personal-care care centers and have also deemed them to be a single reporting unit.

During 2016, we did not record any goodwill impairment charges and none of the goodwill associated with our various reporting units were considered at risk of impairment as of October 31, 2016. Since the date of our last annual goodwill impairment test, there have been no material developments, events, changes in operating performance or other circumstances that would cause management to believe it is more likely than not that the fair value of any of our reporting units would be less than its carrying amount.

Intangible assets consist of Certificates of Need, licenses, acquired names and non-compete agreements. We amortize non-compete agreements and acquired names that we do not intend to use in the future on a straight-line basis over their estimated useful lives, which is generally three years for non-compete agreements and up to five years for acquired names.

Income Taxes

We use the asset and liability approach for measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates. Our deferred tax calculation requires us to make certain estimates about future operations. Deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date. As of December 31, 2016 and 2015 our net deferred tax assets were $107.9 million and $125.2 million, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility and Term Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) or the Prime Rate and therefore, our consolidated statements of operations and our consolidated statements of cash flows are exposed to changes in interest rates. As of December 31, 2016, the total amount of outstanding debt subject to interest rate fluctuations was $95.0 million. A 1.0% interest rate change would cause interest expense to change by approximately $0.9 million annually.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Amedisys, Inc.:

We have audited the accompanying consolidated balance sheets of Amedisys, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amedisys, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Amedisys, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2017, expressed an unqualified opinion on the effectiveness of Amedisys, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Baton Rouge, Louisiana

March 1, 2017

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	As of December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$30,197	$27,502
Patient accounts receivable, net of allowance for doubtful accounts of $17,716, and $16,526	166,056	125,010
Prepaid expenses	7,397	8,110
Other current assets	11,260	14,641

Total current assets	214,910	175,263
Property and equipment, net of accumulated depreciation of $138,650 and $141,793	36,999	42,695
Goodwill	288,957	261,663
Intangible assets, net of accumulated amortization of $27,864 and $25,386	46,755	44,047
Deferred income taxes	107,940	125,245
Other assets, net	38,468	32,802

Total assets	$734,029	$681,715

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$30,358	$25,682
Payroll and employee benefits	82,480	72,546
Accrued expenses	63,290	71,965
Current portion of long-term obligations	5,220	5,000

Total current liabilities	181,348	175,193
Long-term obligations, less current portion	87,809	91,630
Other long-term obligations	3,730	4,456

Total liabilities	272,887	271,279

Commitments and Contingencies – Note 10
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 35,253,577, and 34,786,966 shares issued; and 33,597,215 and 33,607,282 shares outstanding	35	35
Additional paid-in capital	537,472	504,290
Treasury stock at cost 1,656,362, and 1,179,684 shares of common stock	(46,774)	(26,966)
Accumulated other comprehensive income	15	15
Retained earnings	(30,545)	(67,806)

Total Amedisys, Inc. stockholders’ equity	460,203	409,568
Noncontrolling interests	939	868

Total equity	461,142	410,436

Total liabilities and equity	$734,029	$681,715

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2016	2015	2014
Net service revenue	$1,437,454	$1,280,541	$1,204,554
Cost of service, excluding depreciation and amortization	833,055	725,915	691,061
General and administrative expenses:
Salaries and benefits	306,981	279,425	292,497
Non-cash compensation	16,401	11,824	5,597
Other	180,048	161,186	143,644
Provision for doubtful accounts	19,519	14,053	16,294
Depreciation and amortization	19,678	20,036	28,307
Asset impairment charge	4,432	77,268	3,107

Operating expenses	1,380,114	1,289,707	1,180,507

Operating income (loss)	57,340	(9,166)	24,047
Other income (expense):
Interest income	75	71	94
Interest expense	(5,164)	(10,783)	(8,217)
Equity in earnings from equity method investments	5,588	9,823	2,991
Miscellaneous, net	3,727	9,747	2,061

Total other income (expense), net	4,226	8,858	(3,071)

Income (loss) before income taxes	61,566	(308)	20,976
Income tax expense	(23,935)	(2,004)	(7,671)

Income (loss) from continuing operations	37,631	(2,312)	13,305
Discontinued operations, net of tax	—	—	(216)

Net income (loss)	37,631	(2,312)	13,089
Net income attributable to noncontrolling interests	(370)	(709)	(313)

Net income (loss) attributable to Amedisys, Inc.	$37,261	$(3,021)	$12,776

Basic earnings per common share:
Income (loss) from continuing operations attributable to Amedisys, Inc. common stockholders	$1.12	$(0.09)	$0.40
Discontinued operations, net of tax	—	—	(0.01)

Income (loss) attributable to Amedisys, Inc. common stockholders	$1.12	$(0.09)	$0.39

Weighted average shares outstanding	33,198	33,018	32,301

Diluted earnings per common share:
Income (loss) from continuing operations attributable to Amedisys, Inc. common stockholders	$1.10	$(0.09)	$0.40
Discontinued operations, net of tax	—	—	(0.01)

Income (loss) attributable to Amedisys, Inc. common stockholders	$1.10	$(0.09)	$0.39

Weighted average shares outstanding	33,741	33,018	32,823

Amounts attributable to Amedisys, Inc. common stockholders:
Income (loss) from continuing operations	$37,261	$(3,021)	$12,992
Discontinued operations, net of tax	—	—	(216)

Net income (loss)	$37,261	$(3,021)	$12,776

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Net income (loss)	$37,631	$(2,312)	$13,089
Other comprehensive income (loss)	—	—	—

Comprehensive income (loss)	37,631	(2,312)	13,089
Comprehensive income attributable to non-controlling interests	(370)	(709)	(313)

Comprehensive income (loss) attributable to Amedisys, Inc.	$37,261	$(3,021)	$12,776

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except common stock shares)

	Total	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss (Income)	Retained Earnings	Noncontrolling Interests
		Shares	Amount
Balance, December 31, 2013	$372,479	33,413,970	33	467,890	(18,176)	15	(77,561)	278
Issuance of stock – employee stock purchase plan	2,433	176,796	—	2,433	—	—	—	—
Issuance of stock – 401(k) plan	7,062	430,919	1	7,061	—	—	—	—
Exercise of stock options	564	28,229	—	564	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	519,612	1	(1)	—	—	—	—
Non-cash compensation	5,597	—	—	5,597	—	—	—	—
Tax deficit from stock options exercised and restricted stock vesting	(579)	—	—	(579)	—	—	—	—
Surrendered shares	(1,684)	—	—	—	(1,684)	—	—	—
Sale of noncontrolling interest	(1,549)	—	—	(493)	—	—	—	(1,056)
Decrease in noncontrolling interest	350	—	—	(710)	—	—	—	1,060
Net income	13,089	—	—	—	—	—	12,776	313

Balance, December 31, 2014	397,762	34,569,526	35	481,762	(19,860)	15	(64,785)	595
Issuance of stock – employee stock purchase plan	2,204	79,323	—	2,204	—	—	—	—
Issuance of stock – 401(k) plan	6,032	184,412	—	6,032	—	—	—	—
Exercise of stock options	399	15,380	—	399	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	(61,675)	—	—	—	—	—	—
Non-cash compensation	11,824	—	—	11,824	—	—	—	—
Tax benefit from stock options exercised and restricted stock vesting	2,073	—	—	2,073	—	—	—	—
Tax deficit from stock options exercised and restricted stock vesting	(4)	—	—	(4)	—	—	—	—
Surrendered shares	(2,525)	—	—	—	(2,525)	—	—	—
Shares repurchased	(4,581)	—	—	—	(4,581)	—	—	—
Noncontrolling interest distribution	(436)	—	—	—	—	—	—	(436)
Net loss	(2,312)	—	—	—	—	—	(3,021)	709

Balance, December 31, 2015	410,436	34,786,966	35	504,290	(26,966)	15	(67,806)	868
Issuance of stock – employee stock purchase plan	2,483	63,688	—	2,483	—	—	—	—
Issuance of stock – 401(k) plan	6,682	145,660	—	6,682	—	—	—	—
Issuance/(cancellation) of non-vested stock	—	257,263	—	—	—	—	—	—
Non-cash compensation	16,401	—	—	16,401	—	—	—	—
Tax benefit from stock options exercised and restricted stock vesting	7,241	—	—	7,241	—	—	—	—
Surrendered shares	(7,493)	—	—	—	(7,493)	—	—	—
Shares repurchased	(12,315)	—	—	—	(12,315)	—	—	—
Noncontrolling interest distribution	(329)	—	—	—	—	—	—	(329)
Assets contributed to equity investment	405	—	—	375	—	—	—	30
Net income	37,631	—	—	—	—	—	37,261	370

Balance, December 31, 2016	$461,142	35,253,577	$35	$537,472	$(46,774)	$15	$(30,545)	$939

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$37,631	$(2,312)	$13,089
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,678	20,036	28,347
Provision for doubtful accounts	19,519	14,053	16,369
Non-cash compensation	16,401	11,824	5,597
401(k) employer match	6,875	6,089	6,216
Write-off of investment	196	—	—
Loss on disposal of property and equipment	582	775	4,592
Gain on sale of care centers	—	(184)	(2,967)
Deferred income taxes	24,547	(677)	22,561
Write off of deferred debt issuance costs/debt discount	—	2,512	488
Equity in earnings from equity method investments	(5,588)	(9,823)	(2,991)
Amortization of deferred debt issuance costs/debt discount	740	959	797
Return on equity investment	4,323	5,610	2,025
Asset impairment charge	4,432	77,268	3,107
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(55,519)	(36,493)	(5,290)
Other current assets	4,231	6,455	(6,269)
Other assets	(11,415)	(3,523)	1,694
Accounts payable	3,970	7,639	(3,168)
U.S. Department of Justice settlement	—	—	(150,000)
Accrued expenses	(7,618)	8,406	3,495
Other long-term obligations	(726)	(829)	(3,226)

Net cash provided by (used in) operating activities	62,259	107,785	(65,534)

Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	230	1,229	11
Proceeds from the sale of property and equipment	—	20,000	3
Purchases of deferred compensation plan assets	—	(19)	(132)
Purchases of property and equipment	(15,717)	(21,429)	(12,008)
Purchase of investments	(1,040)	(3,485)	(6,407)
Proceeds from sale of investment	—	5,000	—
Acquisitions of businesses, net of cash acquired	(35,522)	(69,130)	—
Proceeds from disposition of care centers	—	413	4,233

Net cash used in investing activities	(52,049)	(67,421)	(14,300)

Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options and warrants	—	399	564
Proceeds from issuance of stock to employee stock purchase plan	2,483	2,204	2,433
Tax benefit from stock options exercised and restricted stock vesting	7,241	2,073	—
Non-controlling interest distribution	(329)	(436)	—
Proceeds from revolving line of credit	134,500	63,400	241,800
Repayments of revolving line of credit	(134,500)	(78,400)	(226,800)
Proceeds from issuance of long-term obligations	—	100,000	68,250
Principal payments of long-term obligations	(5,000)	(103,000)	(13,904)
Debt issuance costs	—	(2,553)	(1,780)
Purchase of company stock	(12,315)	(4,581)	—
Assets contributed to equity investment	405	—	—

Net cash (used in) provided by financing activities	(7,515)	(20,894)	70,563

Net increase (decrease) in cash and cash equivalents	2,695	19,470	(9,271)
Cash and cash equivalents at beginning of period	27,502	8,032	17,303

Cash and cash equivalents at end of period	$30,197	$27,502	$8,032

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,897	$6,175	$7,602

Cash paid for income taxes, net of refunds received	$755	$(12,185)	$(1,766)

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
(Sale) acquisition of non-controlling interests	$—	$—	$(1,549)

The accompanying notes are an integral part of these consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Amedisys, Inc., a Delaware corporation, and its consolidated subsidiaries (“Amedisys,” “we,” “us,” or “our”) are a multi-state provider of home health, hospice and personal care services with approximately 78%, 80% and 82% of our revenue derived from Medicare for 2016, 2015 and 2014, respectively. As of December 31, 2016, we owned and operated 327 Medicare-certified home health care centers, 79 Medicare-certified hospice care centers and 14 personal-care care centers in 34 states within the United States and the District of Columbia.

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

We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a variable interest entity in which we are the primary beneficiary. The book value of investments that we accounted for under the equity method of accounting was $27.8 million as of December 31, 2016 and $25.7 million as of December 31, 2015. We account for investments in entities in which we have less than a 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

We earn net service revenue through our home health, hospice and personal-care care centers by providing a variety of services almost exclusively in the homes of our patients. This net service revenue is earned and billed either on an episode of care basis, on a per visit basis or on a daily basis depending upon the payment terms and conditions established with each payor for services provided. We refer to home health revenue earned and billed on a 60-day episode of care as episodic-based revenue.

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

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on the number of days elapsed during an episodes of care. As of December 31, 2016 and 2015, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and, therefore, the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our consolidated balance sheets for such periods.

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

Hospice Revenue Recognition

Hospice Medicare Revenue

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounts for 99%, 99%, and 98% of our total net Medicare hospice service revenue for 2016, 2015 and 2014, respectively. Beginning January 1, 2016, CMS has provided for two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, beginning January 1, 2016, Medicare is also reimbursing for a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse (“RN”) or medical social worker (“MSW”) for patients in a routine level of care.

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

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap for each provider number, we monitor these caps and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in other accrued liabilities. Beginning for the cap year ending October 31, 2014, providers are required to self-report and pay their estimated cap liability by March 31st of the following year. As of December 31, 2016, we have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2012 and we have recorded $0.8 million for estimated amounts due back to Medicare in other accrued liabilities for the Federal cap years

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

ended October 31, 2013 through October 31, 2016. As of December 31, 2015, we had recorded $1.4 million for estimated amounts due back to Medicare in other accrued liabilities for the Federal cap years ended October 31, 2013 through October 31, 2016.

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

Personal Care Revenue Recognition

Personal Care Non-Medicare Revenue

We generate net service revenues by providing our services directly to patients primarily on a per hour, visit or unit basis. We receive payment for providing such services from our payor clients, including state and local governmental agencies, managed care organizations, commercial insurers and private consumers. Net service revenues are principally provided based on authorized hours, visits or units determined by the relevant agency, at a rate that is either contractual or fixed by legislation, which are recognized as net service revenue at the time services are rendered.

Cash and Cash Equivalents

Cash and cash equivalents include certificates of deposit and all highly liquid debt instruments with maturities of three months or less when purchased.

Patient Accounts Receivable

Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. As of December 31, 2016, there is one single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables (approximately 10.1%). Thus, we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable. We fully reserve for accounts which are aged at 365 days or greater. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible.

We believe the credit risk associated with our Medicare accounts, which represent 61% and 64% of our net patient accounts receivable at December 31, 2016 and December 31, 2015, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable, which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. During 2016, 2015 and 2014, we recorded $7.9 million, $6.1 million and $5.1 million, respectively, in estimated revenue adjustments to Medicare revenue.

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

December 31, 2016

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

Non-Medicare Home Health, Hospice, and Personal Care

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

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

We generally provide for depreciation over the following estimated useful service lives.

Years
Building	39
Leasehold improvements	Lesser of life or lease or expected useful life
Equipment and furniture	3 to 7
Vehicles	5
Computer software	3 to 5

As of December 31, 2014, we had $75.8 million of internally developed software costs related to the development of AMS3 Home Health and Hospice (“AMS3”). Expanded beta testing to additional sites in February of 2015 demonstrated that AMS3 was disruptive to operations. Additional analysis of the system determined that the system was not ready to be fully implemented and would require significant time and investment to redesign. Therefore, during the three-month period ended March 31, 2015, we made the decision to discontinue AMS3 and recorded a non-cash asset impairment charge of $75.2 million to write-off the software costs incurred related to the development of AMS3.

During 2015, we began the transition of all our care centers from our proprietary operating system to Homecare Homebase (“HCHB”), a leading home health and hospice platform, with all of our care centers operating on HCHB as of December 31, 2016. As part of our conversion process, we determined that a number of assets (primarily laptops) were not compatible with HCHB and had no other alternative or secondary use. As a result, we recorded a non-cash asset impairment charge of $4.4 million to write-off these assets during the three-month period ended December 31, 2016.

During the three-month period ended September 30, 2015, we commenced an active program to sell our corporate headquarters located in Baton Rouge, Louisiana. In accordance with U.S. GAAP, we classified this asset as held for sale and reduced the carrying value of the asset to its estimated fair value less estimated costs to sell the asset; no further depreciation expense for the asset was recorded. As a result, we recorded a non-cash asset impairment charge of $2.1 million during the three-month period ended September 30, 2015. The asset was sold during the three-month period ended December 31, 2015 and the Company now leases equivalent office space.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

The following table summarizes the balances related to our property and equipment for 2016 and 2015 (amounts in millions):

	As of December 31,
	2016	2015
Building and leasehold improvements	6.9	2.3
Equipment and furniture	71.9	89.6
Computer software	96.8	92.6

	175.6	184.5
Less: accumulated depreciation	(138.6)	(141.8)

	$37.0	$42.7

Depreciation expense for 2016, 2015 and 2014 was $17.2 million, $20.0 million and $28.0 million, respectively.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

Each of our operating segments described in Note 15 – Segment Information is considered to represent an individual reporting unit for goodwill impairment testing purposes. We consider each of our home health care centers to constitute an individual business for which discrete financial information is available. However, since these care centers have substantially similar operating and economic characteristics and resource allocation and significant investment decisions concerning these businesses are centralized and the benefits broadly distributed, we have aggregated these care centers and deemed them to constitute a single reporting unit. We have applied this same aggregation principle to our hospice care centers and personal-care care centers and have also deemed them to be a single reporting unit.

During 2016, we did not record any goodwill impairment charges as a result of our annual impairment test and none of the goodwill associated with our various reporting units was considered at risk of impairment as of October 31, 2016. Since the date of our last annual goodwill impairment test, there have been no material developments, events, changes in operating performance or other circumstances that would cause management to believe it is more likely than not that the fair value of any of our reporting units would be less than its carrying amount.

Intangible assets consist of Certificates of Need, licenses, acquired names and non-compete agreements. We amortize non-compete agreements and acquired names that we do not intend to use in the future on a straight-line basis over their estimated useful lives, which is generally three years for non-compete agreements and up to five years for acquired names.

Debt Issuance Costs

We amortize deferred debt issuance costs related to our long-term obligations over its term through interest expense, unless the debt is extinguished, in which case unamortized balances are immediately expensed. We amortized $0.7 million, $0.8 million and $0.7 million in deferred debt issuance costs in 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, we had unamortized debt issuance costs of $2.7 million and $3.4 million, respectively, recorded as long-term obligations, less current portion in our accompanying consolidated balance sheets. The unamortized debt issuance costs of $2.7 million at December 31, 2016, will be amortized over a weighted-average amortization period of 3.7 years.

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

	Fair Value at Reporting Date Using
Financial Instrument	As of December 31, 2016	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$95.7	$—	$97.8	$—

The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The three levels of inputs are as follows:

•	Level 1 – Quoted prices in active markets for identical assets and liabilities.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

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

Income Taxes

We use the asset and liability approach for measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates. Our deferred tax calculation requires us to make certain estimates about future operations. Deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date. As of December 31, 2016 and 2015 our net deferred tax assets were $107.9 million and $125.2 million, respectively.

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

Share-Based Compensation

We record all share-based compensation as expense in the financial statements measured at the fair value of the award. We recognize compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the award. We reflect the excess tax benefits related to stock option exercises as financing cash flows. Share-based compensation expense for 2016, 2015 and 2014 was $16.4 million, $11.8 million and $5.6 million, respectively, and the total income tax benefit recognized for these expenses was $6.4 million, $4.7 million and $2.0 million, respectively.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

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

	For the Years Ended December 31,
	2016	2015	2014
Weighted average number of shares outstanding – basic	33,198	33,018	32,301
Effect of dilutive securities:
Stock options	162	—	1
Non-vested stock and stock units	381	—	521

Weighted average number of shares outstanding – diluted	33,741	33,018	32,823

Anti-dilutive securities	221	922	106

Advertising Costs

We expense advertising costs as incurred. Advertising expense for 2016, 2015 and 2014 was $7.8 million, $6.9 million and $4.7 million, respectively.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue for which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of the standard from January 1, 2017, to January 1, 2018, with an option that permits companies to adopt the standard as early as the original effective date. The new ASU reflects the decisions reached by the FASB at its meeting in July 2015. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company does not expect an impact on its consolidated financial statements upon implementation of ASU 2014-09 and ASU 2015-14 on January 1, 2018, but is still evaluating the effect the standard will have on its related disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. We adopted this ASU during the three-month period ended March 31, 2016, and applied the change retrospectively for prior period balances of unamortized debt issuance costs, resulting in a $3.4 million reduction in other assets, net and long-term obligations, less current portion, on our consolidated balance sheet as of December 31, 2015.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize a lease liability and right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The ASU is effective for annual and interim periods beginning on or after December 15, 2018. Early adoption is permitted. The standard requires a modified retrospective transition method which requires application of the new guidance for all periods presented. While the Company expects adoption of this standard to lead to a material increase in the assets and liabilities recorded on our balance sheet, we are still evaluating the overall impact on our consolidated financial statements and related disclosures and the effect of the standard on our ongoing financial reporting.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting, which will simplify the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liability, and classification on the statement of cash flows. The ASU is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The element of the new standard that will have the most impact on our consolidated financial statements will be income tax consequences. Excess tax benefits and tax deficiencies on share-based compensation awards will now be included in our tax provision within our consolidated statement of operations as discrete items in the reporting period in which they occur, rather than our current accounting of recording in additional paid-in capital on our consolidated balance sheets.

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

3. ACQUISITIONS

We complete acquisitions from time to time in order to pursue our strategy of increasing our market presence by expanding our service base and enhancing our position in certain geographic areas as a leading provider of home health, hospice and personal care services. The purchase price paid for acquisitions is negotiated through arm’s length transactions, with consideration based on our analysis of, among other things, comparable acquisitions and expected cash flows. Acquisitions are accounted for as purchases and are included in our consolidated financial statements from their respective acquisition dates. Goodwill generated from acquisitions is recognized for the excess of the purchase price over tangible and identifiable intangible assets because of the expected contributions of the acquisitions to our overall corporate strategy. We typically engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets. Preliminary purchase price allocation is adjusted, as necessary, up to one year after the acquisition closing date if management obtains more information regarding asset valuation and liabilities assumed.

2016 Acquisitions

Personal Care Division

On March 1, 2016, we acquired Associated Home Care which owns and operates 9 personal-care care centers servicing the state of Massachusetts for a total purchase price of $27.7 million, net of cash acquired (subject to

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

certain adjustments), of which $0.5 million was placed in escrow for indemnification purposes and working capital price adjustments. The purchase price was paid with cash on hand on the date of the transaction. Based on our preliminary purchase price allocation, in connection with the acquisition, we recorded goodwill ($23.5 million) and other assets and liabilities, net ($4.2 million) during the three-month period ended March 31, 2016. During the three-month period ended June 30, 2016, we received the final report from our outside appraisal firm. As a result, we reduced our preliminary goodwill by $5.0 million and recorded corresponding increases in the fair value of assets acquired ($0.2 million), other intangibles – acquired names of business ($3.5 million) and other intangibles – non-compete agreements ($1.3 million). We expect the entire amount of goodwill recorded for this acquisition to be deductible for income tax purposes over approximately 15 years.

On September 1, 2016, we acquired the assets of Professional Profiles, Inc. which owns and operates 4 personal-care care centers servicing the state of Massachusetts for a total purchase price of $4.4 million, (subject to certain adjustments), of which $0.7 million was placed in a promissory note to be paid over 24 months, subject to any offsets or withholds for indemnification purposes. The purchase price was paid with cash on hand on the date of the transaction. During the three-month period ended September 30, 2016, we recorded goodwill ($4.2 million) and other intangibles – non-compete agreements ($0.2 million) in connection with the acquisition. We expect the entire amount of goodwill recorded for this acquisition to be deductible for income tax purposes over approximately 15 years.

Home Health Division

On October 20, 2016, we acquired the assets of a former nonprofit organization in New York for a purchase price of $4.6 million. During the three-month period ended December 31, 2016, we recorded goodwill ($4.4 million) and other intangibles – certificate of need ($0.2 million) in connection with the acquisition. We expect the entire amount of goodwill recorded for this acquisition to be deductible for income tax purposes over approximately 15 years.

The following table contains unaudited pro forma condensed consolidated statement of operations information assuming that our 2016 acquisitions closed on January 1, 2015, for the years ended December 31, 2016 and 2015 (amounts in millions, except per share data):

	2016	2015
Net service revenue	$1,449.7	$1,322.2
Operating income (loss)	53.9	(7.8)
Net income	35.0	0.4
Basic earnings (loss) per share	$1.04	$(0.01)
Diluted earnings (loss) per share	$1.03	$(0.01)

The pro forma information presented above includes adjustments for (i) amortization of identifiable intangible assets and (ii) income tax provision using the Company’s statutory tax rate. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

2015 Acquisitions

Hospice Division

On July 24, 2015, we acquired one hospice care center in Tennessee for a total purchase price of $5.8 million. The purchase price was paid with cash on hand on the date of the transaction. In connection with the acquisition, we recorded goodwill ($5.5 million) and other intangibles ($0.3 million).

Home Health Division

On October 2, 2015, we acquired the assets of a home health care center in Georgia for a total purchase price of $0.3 million. The purchase price was paid with cash on hand on the date of the transaction. In connection with the acquisition, we recorded goodwill ($0.3 million).

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

4. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

As of December 31, 2013, we had three care centers classified as held for sale. During 2014, we sold assets associated with two of these care centers and consolidated one of these care centers with a care center servicing the same market. There were no care centers classified as held for sale as of December 31, 2014.

As we exited certain geographical areas and in accordance with applicable accounting guidance, the care centers which were classified as held for sale as of December 31, 2013 and subsequently sold in 2014 are presented as discontinued operations in our consolidated financial statements. The care center consolidated with a care center servicing the same markets is presented in continuing operations as we expect continuing cash flows from these markets. For additional information on the care centers consolidated with care centers servicing the same markets and the care centers sold, see Note 13 – Exit Activities and Restructuring Activities.

Operating results for the twelve-month period ended December 31, 2014 for those care centers classified as discontinued operations are as follows: loss before income taxes of $0.3 million, income tax benefit of $0.1 million and net loss from discontinued operations of $0.2 million.

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

During 2016, we did not record any goodwill impairment charges as a result of our annual impairment test and none of the goodwill associated with our various reporting units were considered at risk of impairment as of October 31, 2016. Since the date of our last annual goodwill impairment test, there have been no material developments, events, changes in operating performance or other circumstances that would cause management to believe it is more likely than not that the fair value of any of our reporting units would be less than its carrying amount.

During the fiscal year 2015, we did not record any goodwill impairment charges as a result of our annual impairment test and none of the goodwill associated with our various reporting units were considered at risk of impairment.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

During the fiscal year 2014, we recognized a non-cash other intangible impairment charge of $0.9 million during step one of our 2014 annual goodwill impairment test. In addition, we recorded non-cash impairment charges of $2.2 million related to those care centers that were closed or consolidated during 2014 as discussed in Note 13 – Exit and Restructuring Activities.

The following table summarizes the activity related to our goodwill for 2016, 2015 and 2014 (amounts in millions):

	Goodwill
	Home Health	Hospice	Personal Care	Total
Balances at December 31, 2013	$16.6	$192.3	$—	$208.9
Write-off (1)	(0.1)	(3.2)	—	(3.3)

Balances at December 31, 2014	16.5	189.1	—	205.6
Additions	50.6	5.5	—	56.1

Balances at December 31, 2015	67.1	194.6	—	261.7
Additions	4.4	—	22.7	27.1
Adjustments related to acquisitions	0.1	—	—	0.1

Balances at December 31, 2016	$71.6	$194.6	$22.7	$288.9

(1)	Write-off of goodwill related to the sale of care centers as discussed in Note 13 – Exit and Restructuring Activities.

During 2016, we adjusted goodwill by $0.1 million as a result of our completion of the purchase price accounting for our 2015 acquisition of Infinity.

The following table summarizes the activity related to our other intangible assets, net for 2016, 2015 and 2014 (amounts in millions):

	Other Intangible Assets, Net
	Certificates of Need and Licenses	Acquired Names of Business	Non-Compete Agreements (2)	Total
Balances at December 31, 2013	$25.4	$11.1	$0.2	$36.7
Write-off (1)	(0.2)	—	—	(0.2)
Impairment	(2.1)	(1.0)	—	(3.1)
Amortization	—	—	(0.2)	(0.2)

Balances at December 31, 2014	23.1	10.1	—	33.2
Additions	1.1	4.1	5.9	11.1
Write-off	(0.3)	—	—	(0.3)

Balances at December 31, 2015	23.9	14.2	5.9	44.0
Additions	0.2	3.5	1.5	5.2
Amortization	—	—	(2.5)	(2.5)

Balances at December 31, 2016	$24.1	$17.7	$4.9	$46.7

(1)	Write-off of intangible assets related to the sale of care centers as discussed in Note 13 – Exit and Restructuring Activities.
(2)	The weighted average amortization period of our non-compete agreements is 1.9 years.

See Note 3 – Acquisitions for further details on additions to goodwill and other intangible assets, net.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

The estimated aggregate amortization expense related to intangible assets for each of the five succeeding years is as follows (amounts in millions):

2017	$2.7
2018	2.2
2019	—
2020	—
2021	—

$4.9

6. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts is presented below (amounts in millions):

	As of December 31,
	2016	2015
Other current assets:
Payroll tax escrow	$6.7	$6.2
Income tax receivable	1.3	0.5
Due from joint ventures	1.7	1.8
Other	1.6	6.1

	$11.3	$14.6

Other assets:
Workers’ compensation deposits	$0.4	$0.3
Health insurance deposits	0.5	1.2
Other miscellaneous deposits	0.9	1.5
Investments	27.8	25.7
Other	8.9	4.1

	$38.5	$32.8

Accrued expenses:
Health insurance	$10.6	$11.7
Workers’ compensation	26.8	23.9
Legal and other settlements	5.7	10.5
Lease liability	0.4	0.6
Charity care	1.4	0.7
Estimated Medicare cap liability	0.8	1.4
Hospice cost of revenue	7.2	6.8
OIG self-disclosure accrual	—	4.7
Patient liability	4.3	5.1
Other	6.1	6.6

	$63.3	$72.0

Other long-term obligations:
Reserve for uncertain tax positions	$0.3	$0.7
Deferred compensation plan liability	1.8	2.8
Other	1.6	0.9

	$3.7	$4.4

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

7. LONG-TERM OBLIGATIONS

Long-term debt consisted of the following for the periods indicated (amounts in millions):

	As of December 31,
	2016	2015
$100.0 million Term Loan; principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (2.77% at December 31, 2016); due August 28, 2020	$95.0	$100.0
$200.0 million Revolving Credit Facility; interest only quarterly payments; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage; due August 28, 2020	—	—
Promissory notes	0.7	—
Deferred debt issuance costs	(2.7)	(3.4)

	93.0	96.6
Current portion of long-term obligations	(5.2)	(5.0)

Total	$87.8	$91.6

Maturities of debt as of December 31, 2016 are as follows (amounts in millions):

Long-term obligations
2017	$5.2
2018	10.5
2019	10.0
2020	70.0
2021	—

$95.7

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

The net proceeds of the Term Loan and existing cash on hand were used to pay off (i) our existing term loan under our prior Credit Agreement, dated as of October 22, 2012, as amended (the “Prior Credit Agreement”) with a principal balance of $27 million and (ii) our existing term loan under our prior Second Lien Credit Agreement dated July 28, 2014 (the “Second Lien Credit Agreement”), with a principal balance of $70 million. The final maturity of the Term Loan is August 28, 2020. The Term Loan began amortizing on March 31, 2016 and will

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

continue amortizing over 14 quarterly installments (four remaining quarterly installments of $1.25 million followed by eight quarterly installments of $2.5 million, followed by two quarterly installments of $3.1 million, subject to adjustment for prepayments), with the remaining balance due upon maturity.

The Revolving Credit Facility may be used to provide ongoing working capital and for general corporate purposes of the Company and our subsidiaries, including permitted acquisitions, as defined in the Credit Agreement. The final maturity of the Revolving Credit Facility is August 28, 2020 and will be payable in full at that time.

The interest rate in connection with the Credit Facilities shall be selected from the following by us: (i) the Base Rate plus the Applicable Rate or (ii) the Eurodollar Rate plus the Applicable Rate. The “Base Rate” means a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 0.50% per annum, (b) the prime rate of interest established by the Administrative Agent, and (c) the Eurodollar Rate for an interest period of one month plus 1% per annum. The “Eurodollar Rate” means the rate at which Eurodollar deposits in the London interbank market for an interest period of one, two, three or six months (as selected by us) are quoted. The “Applicable Rate” is based on the consolidated leverage ratio and is presented in the table below. As of December 31, 2016, the Applicable Rate is 1.00% per annum for Base Rate Loans and 2.00% per annum for Eurodollar Rate Loans. We are also subject to a commitment fee and letter of credit fee under the terms of the Credit Facilities, as presented in the table below.

Consolidated Leverage Ratio	Margin for ABR Loans	Margin for Eurodollar Loans	Commitment Fee	Letter of Credit Fee
≥ 2.75 to 1.0	2.00%	3.00%	0.40%	3.00%
< 2.75 to 1.0 but ≥ 1.75 to 1.0	1.50%	2.50%	0.35%	2.50%
< 1.75 to 1.0 but ≥ 0.75 to 1.0	1.00%	2.00%	0.30%	2.00%
< 0.75 to 1.0	0.50%	1.50%	0.25%	1.50%

Our weighted average interest rate for our $100.0 million Term Loan, under our Credit Agreement, was 2.5% for 2016 and 2.7% for the period August 28, 2015 to December 31, 2015. Our weighted average interest rate for our $200.0 million Revolving Credit Facility was 3.5% for 2016.

As of December 31, 2016, our availability under our $200.0 million Revolving Credit Facility was $173.3 million as we had $26.7 million outstanding in letters of credit.

The Credit Agreement requires maintenance of two financial covenants: (i) a consolidated leverage ratio of funded indebtedness to EBITDA, as defined in the Credit Agreement, and (ii) a consolidated fixed charge coverage ratio of EBITDA plus rent expense (less cash taxes less capital expenditures) to scheduled debt repayments plus interest expense plus rent expense, all as defined in the Credit Agreement. Each of these covenants is calculated over rolling four-quarter periods and also is subject to certain exceptions and baskets. As of December 31, 2016, our consolidated leverage ratio was 1.0 and our consolidated fixed charge coverage ratio was 3.8 and we are in compliance with the Credit Agreement. The Credit Agreement also contains customary covenants, including, but not limited to, restrictions on: incurrence of liens; incurrence of additional debt; sales of assets and other fundamental corporate changes; investments; and declarations of dividends. These covenants contain customary exclusions and baskets.

The Credit Facilities are guaranteed by substantially all of our wholly-owned direct and indirect subsidiaries. The Credit Agreement requires at all times that we (i) provide guarantees from wholly-owned subsidiaries that in the aggregate represent not less than 95% of our consolidated net revenues and adjusted EBITDA from all

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

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

In connection with our entry into the Credit Agreement, on August 28, 2015, each of the Prior Credit Agreement and the Second Lien Credit Agreement were terminated. The Company paid a call premium of $700,000 associated with the termination of the Second Lien Credit Agreement and the voluntary prepayment of the amounts owed thereunder as of August 28, 2015, and expensed $2.5 million in deferred debt issuance costs during the three-month period ended September 30, 2015. Also in connection with our entry into the Credit Agreement, we recorded $2.4 million in deferred debt issuance costs as other assets in our consolidated balance sheet during 2015 which was reclassified to long-term obligations, less current portion during 2016 in accordance with ASU 2015-03.

Promissory Notes

Our promissory note outstanding of $0.7 million, issued in conjunction with an acquisition, bears an interest rate of 2.6%.

8. INCOME TAXES

Income taxes attributable to continuing operations consist of the following (amounts in millions):

	For the Years Ended December 31,
	2016	2015	2014
Current income tax expense/(benefit):
Federal	$(0.5)	$2.2	$(13.9)
State and local	(0.1)	0.5	(1.1)

	(0.6)	2.7	(15.0)

Deferred income tax expense/(benefit):
Federal	22.1	(0.5)	21.0
State and local	2.4	(0.1)	1.6
Foreign	—	(0.1)	0.1

	24.5	(0.7)	22.7

Income tax expense/(benefit) from continuing operations	$23.9	$2.0	$7.7

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

Total income tax expense for the years ended December 31, 2016, 2015 and 2014 was allocated as follows (amounts in millions):

	For the Years Ended December 31,
	2016	2015	2014
Income from continuing operations	$23.9	$2.0	$7.7
Income from discontinued operations	—	—	(0.1)
Interest expense	(0.1)	0.2	(0.1)
Goodwill	—	(0.1)	—
Stockholders’ equity	(7.2)	(2.1)	0.6

	$16.6	$—	$8.1

A reconciliation of significant differences between the reported amount of income tax expense and the expected amount of income tax expense that would result from applying the U.S. federal statutory income tax rate of 35 percent to income before taxes from continuing operations is as follows:

	For the Years Ended December 31,
	2016	2015 (1)	2014
Income tax expense at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	4.8	(7.1)	5.8
Valuation allowance	0.1	79.1	1.5
Tax credits	(0.6)	136.0	(8.4)
Uncertain tax positions	(1.0)	(230.3)	0.6
Other items, net (2)	0.6	(663.3)	2.1

Income tax expense/(benefit)	38.9%	(650.6)%	36.6%

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

As of December 31, 2016 and 2015, the Company had income taxes receivable of $1.3 million and $0.5 million, respectively, included in other current assets.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

Deferred tax assets (liabilities) consist of the following components (amounts in millions):

	As of December 31,
	2016	2015
Deferred tax assets:
Allowance for doubtful accounts	$6.9	$6.4
Accrued payroll & employee benefits	11.4	5.1
Workers’ compensation	10.9	9.8
Amortization of intangible assets	56.3	72.2
Share-based compensation	7.8	5.0
Net operating loss carryforwards (1)	44.2	48.5
Tax credit carryforwards (2)	4.8	4.7
Other	1.1	4.0

Gross deferred tax assets	143.4	155.7
Less: valuation allowance	(0.4)	(0.3)

Net deferred tax assets	143.0	155.4

Deferred tax (liabilities):
Property and equipment	(7.8)	(9.5)
Deferred revenue	(23.2)	(18.5)
Investment in partnerships	(3.2)	(0.2)
Other liabilities	(0.9)	(2.0)

Gross deferred tax (liabilities)	(35.1)	(30.2)

Net deferred tax assets (liabilities)	$107.9	$125.2

(1)

The net operating loss (“NOL”) carry forwards in the income tax returns include unrecognized tax benefits resulting from uncertain tax positions. Accordingly, the deferred tax assets recognized for the NOL carry forwards, as of December 31, 2016 and 2015, are presented net of unrecognized tax benefits of $3.1 million.

(2)

The tax credit carry forwards in the income tax returns include unrecognized tax benefits resulting from uncertain tax positions. Accordingly, the deferred tax assets recognized for the tax credit carry forwards are presented net of unrecognized tax benefits of $0.7 million for each of the years ended December 31, 2016 and 2015.

As of December 31, 2016, we have U.S. net operating loss (“NOL”) carry forwards of $102.1 million that are available to reduce future taxable income and begin to expire in 2034. In addition, we have research and development tax credits, employment tax credits, and alternative minimum tax credits of $1.9 million, $0.2 million and $1.4 million, respectively, available to reduce future U.S. federal income taxes. The research and development tax credits and employment tax credits begin to expire in 2032, and the alternative minimum tax credits are available indefinitely.

As of December 31, 2016, we have state NOL carry forwards of $268.4 million that are available to reduce future taxable income. In addition, we have $3.1 million of various state tax credits available to reduce future taxable income. The state NOL and tax credit carry forwards begin to expire at various times.

The valuation allowance for deferred tax assets as of December 31, 2016 and 2015 was $0.4 million and $0.3 million, respectively. The net change in the total valuation allowance for the year ended December 31, 2016 and December 31, 2015 was an increase of $0.1 million and a decrease of $0.3 million, respectively. The valuation allowance during 2016 and 2015 was primarily related to certain state NOL and state tax credit carry forwards.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income before the expiration of the carry forwards governed by the tax code. Based on the current level of pretax earnings, the Company will generate the minimum amount of future taxable income to support the realization of the deferred tax assets. As a result, management believes that it is more likely than not that we will realize the benefits of these deferred tax assets, net of the existing valuation allowances at December 31, 2016. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

Uncertain Tax Positions

We account for uncertain tax positions in accordance with the authoritative guidance for uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in millions):

	For the Years Ended December 31,
	2016	2015
Balance at beginning of period	$4.7	$4.0
Additions for tax positions related to current year	—	—
Additions for tax positions related to prior year	—	1.0
Reductions for tax positions related to prior years	—	—
Lapse of statute of limitations	(0.6)	(0.3)
Settlements	—	—

Balance at end of period	$4.1	$4.7

As of December 31, 2016, there are $0.3 million and $3.8 million of unrecognized tax benefits recorded in accrued other long-term obligations and deferred income taxes, respectively, within the consolidated balance sheet.

Included in the balance of unrecognized tax benefits at December 31, 2016 is $4.1 million of tax benefits that, if recognized in future periods, would impact our effective tax rate.

During the years ended December 31, 2016 and 2015, we recognized interest and penalties of $(0.1) million and $0.2 million, respectively, as components of penalties or interest expense in connection with our reserve for uncertain tax positions. Interest and penalties, related to uncertain tax positions, included in the consolidated balance sheet at December 31, 2016 and 2015 were less than $0.1 and $0.2 million, respectively.

We are subject to income taxes in the U.S. and in many of the 50 individual states, with significant operations in Louisiana, Alabama, Georgia, and Tennessee. We are open to examination in the U.S. and in various individual states for tax years ended December 31, 2013 through December 31, 2016. We are also open to examination in various states for the years ended 2001 – 2016 resulting from net operating losses generated and available for carry forward from those years.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

We believe that it is reasonably possible that decreases of up to $0.3 million in unrecognized tax benefits, each of which are individually insignificant, may be recognized by the end of December 31, 2017 as a result of an anticipated settlement and lapse of the statute of limitations.

9. CAPITAL STOCK AND SHARE-BASED COMPENSATION

We are authorized by our Certificate of Incorporation to issue 60,000,000 shares of common stock, $0.001 par value and 5,000,000 shares of preferred stock, $0.001 par value. As of December 31, 2016, there were 35,253,577 and 33,597,215 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued or outstanding. Our Board of Directors is authorized to fix the dividend rights and terms, conversion and voting rights, redemption rights and other privileges and restrictions applicable to our preferred stock.

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

Equity-based awards may be granted for a number of shares not to exceed, in the aggregate, approximately 5.5 million shares of common stock, and we had approximately 1.2 million shares available at December 31, 2016. The price per share for stock options shall be of no less than the greater of (a) 100% of the fair value of a share of common stock on the date the option is granted or (b) the aggregate par value of the shares of our common stock on the date the option is granted. If a stock option is granted to any owner of 10% or more of our total combined voting power of us and our subsidiaries, the price is to be at least 110% of the fair value of a share of our common stock on the date the award is granted. Each equity-based award vests ratably over a 12 month to six year period, with the exception of those issued under contractual arrangements that specify otherwise, that may be exercised during a period as determined by our Compensation Committee or as otherwise approved by our Compensation Committee. The contractual terms of stock options exercised shall not exceed ten years from the date such option is granted.

Employee Stock Purchase Plan (“ESPP”)

We have a plan whereby our eligible employees may purchase our common stock at 85% of the market price at the time of purchase. On June 7, 2012, our stockholders ratified an amendment adopted by our Board of Directors to increase the total number of shares of our common stock authorized for the issuance under our ESPP

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

from 2,500,000 shares to 4,500,000 shares, and as of December 31, 2016, there were 1,460,800 shares available for future issuance. The following is a detail of the purchases that were made or pending Board of Director approval under the plan:

Employee Stock Purchase Plan Period	Shares Issued	Price
2014 and Prior	2,899,528	$13.78
January 1, 2015 to March 31, 2015	24,368	22.76
April 1, 2015 to June 30, 2015	15,750	33.77
July 1, 2015 to September 30, 2015	18,984	32.27
October 1, 2015 to December 31, 2015	19,082	33.42
January 1, 2016 to March 31, 2016	13,850	41.09
April 1, 2016 to June 30, 2016	14,236	42.91
July 1, 2016 to September 30, 2016	16,520	40.32
October 1, 2016 to December 31, 2016	16,882	36.24

	3,039,200

ESPP expense included in general and administrative expense in our accompanying consolidated statements of operations was $0.4 million for each of 2016, 2015 and 2014, respectively.

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of our stock options. There were 268,538, 590,647 and 250,000 options granted during 2016, 2015 and 2014, respectively. Stock option compensation expense included in general and administrative expense in our accompanying consolidated statements of operations was $6.3 million, $3.8 million and $0.1 million for 2016, 2015 and 2014, respectively.

The fair value of the 2016 awards were estimated using the following assumptions:

Risk Free Rate	1.19% – 1.58%
Expected Volatility	53.44% – 54.89%
Expected Term	5.86 – 6.25 years
Weighted Average Fair Value	$25.99

We used the simplified method to estimate the expected term for the stock options granted during 2016.

The following table presents our stock option activity for 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Outstanding options at January 1, 2016	838,494	$30.18	9.31
Granted	268,538	37.21
Exercised	—	—
Canceled, forfeited or expired	(98,875)	35.45

Outstanding options at December 31, 2016	1,008,157	$31.54	8.42

Exercisable options at December 31, 2016	281,458	$28.86	8.21

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

The aggregate intrinsic value of our outstanding options and exercisable options at December 31, 2016 was $11.9 million and $3.9 million, respectively. There were no options exercised during 2016. Total intrinsic value of options exercised was $0.2 million and $0.1 million for 2015 and 2014, respectively.

The following table presents our non-vested stock option award activity for 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock options at January 1, 2016	775,994	$30.47
Granted	268,538	37.21
Vested	(219,872)	29.55
Forfeited	(97,961)	35.38

Non-vested stock options at December 31, 2016	726,699	$32.58

At December 31, 2016, there was $7.2 million of unrecognized compensation cost related to stock options that we expect to be recognized over a weighted-average period of 2.1 years.

Non-Vested Stock

We issue shares of non-vested stock with vesting terms ranging from one to six years. The compensation expense is determined based on the market price of our common stock at the date of grant applied to the total number of shares that are anticipated to fully vest. Non-vested stock compensation expense included in general and administrative expenses in our accompanying consolidated statements of operations was $2.3 million, $5.0 million and $4.6 million for 2016, 2015 and 2014, respectively.

The following table presents our non-vested stock award activity for 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at January 1, 2016	500,888	$18.24
Granted	21,202	50.55
Vested	(222,783)	18.00
Canceled, forfeited or expired	(89,929)	17.26

Non-vested stock at December 31, 2016	209,378	$22.20

The weighted average grant date fair value of non-vested stock granted was $50.55, $28.48 and $16.38 in 2016, 2015, and 2014, respectively.

At December 31, 2016, there was $1.4 million of unrecognized compensation cost related to non-vested stock award payments that we expect to be recognized over a weighted average period of 0.9 years.

Non-Vested Stock Units

We issue non-vested stock unit awards that are service-based, performance-based or a combination of both with vesting terms ranging from one to six years. Based on the terms and conditions of these awards, we determine if

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

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

Non-Vested Stock Units – Service-Based

Service-based non-vested stock unit compensation expense included in general and administrative expenses in our accompanying consolidated statements of operations was $3.6 million and $1.0 million for 2016 and 2015, respectively.

The following table presents our service-based non-vested stock units activity for 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock units at January 1, 2016	183,332	$37.89
Granted	147,896	45.60
Vested	(32,607)	38.81
Canceled, forfeited or expired	(49,192)	39.38

Non-vested stock units at December 31, 2016	249,429	$42.05

The weighted average grant date fair value of service-based non-vested stock units granted was $45.60 and $37.98 in 2016 and 2015, respectively.

At December 31, 2016, there was $6.7 million of unrecognized compensation cost related to our service-based non-vested stock units that we expect to be recognized over a weighted average period of 2.2 years.

Non-Vested Stock Units – Service-Based and Performance-Based Awards

During 2016, we awarded performance-based awards to certain employees. The target level established by the award, which is based on the Company’s 2016 adjusted earnings before interest, taxes and depreciation (“EBITDA”), provided for the recipients to receive 182,796 non-vested stock units if the target was achieved. The target number of shares to be potentially awarded has been reduced by forfeitures as indicated in the table below. Performance-based non-vested stock units compensation expense included in general and administrative expenses in our consolidated statements of operations was $3.7 million and $1.3 million for 2016 and 2015, respectively.

The following table presents our performance-based non-vested stock units activity for 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock units at January 1, 2016	151,063	$39.44
Granted	182,796	46.29
Vested	(44,729)	34.83
Canceled, forfeited or expired	(64,273)	42.41

Non-vested stock units at December 31, 2016	224,857	$45.08

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016—(Continued)

The weighted average grant date fair value of performance-based non-vested stock units granted was $46.29 and $39.54 in 2016 and 2015, respectively.

At December 31, 2016, there were $6.4 million in unrecognized compensation costs related to our performance-based non-vested stock units that we expect to be recognized over a weighted average period of 2.0 years.

Non-Vested Stock Units – Service-Based and Market-Based Awards

During 2013, we awarded market-based awards to certain employees. The target level established by the award, which was based on our average December 2015 stock price, provided for the recipients to receive 417,330 non-vested stock units if the target is achieved. If the target objective was surpassed to the point of achieving the projected maximum payout, the recipients would receive 667,728 non-vested stock units. The target number of shares to be potentially awarded was reduced by forfeitures as indicated in the table below. As of March 3, 2016, it was determined that the market-based objective established by the award was satisfied at maximum payout and as a result, 248,654 stock units were awarded to the recipients on April 1, 2016.

For market-based awards, the effect of the market condition is reflected in the fair value of the awards at the date of grant using a Monte-Carlo simulation model. A Monte-Carlo simulation model estimates the fair value of the market-based award based upon the expected term, risk-free interest rate and expected volatility. Compensation expense for market-based awards is recognized over the vesting period regardless of whether the market conditions are expected to be achieved. Market-based non-vested stock units compensation expense included in general and administrative expenses in our accompanying consolidated statements of operations was $0.1 million, $0.3 million and $0.5 million for 2016, 2015 and 2014, respectively. The fair value of the 2013 award was estimated using the following assumptions:

Forward Interest Rate	0.327% – 1.460%
Expected Volatility	54.38%
Requisite Service Period	3 years
Fair Value	$10.51

The following table presents our market-based non-vested stock units activity for 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock units at January 1, 2016	164,534	$10.51
Granted (1)	93,257	10.51
Vested	(248,654)	10.51
Canceled, forfeited or expired	(9,137)	10.51

Non-vested stock units at December 31, 2016	—	$—

(1)	Represents shares awarded upon achievement of maximum payout.

The weighted average grant date fair value of market-based non-vested stock units granted was $10.51 in 2013. All of our outstanding market-based non-vested stock units were fully vested as of April 1, 2016.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

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

On May 3, 2013, the Co-Lead Plaintiffs appealed the dismissal of the Securities Complaint to the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”). On October 2, 2014, a three-judge panel of the Fifth Circuit issued a decision reversing the District Court’s dismissal of the Securities Complaint. On October 16, 2014, all defendants filed a petition with the Fifth Circuit to review the three-judge panel’s decision en banc, or as a whole court. On December 29, 2014, the Fifth Circuit denied the defendants’ motion for en banc review of the Fifth Circuit panel’s decision reversing the District Court’s dismissal of the Securities Complaint. The case then returned to the District Court for further proceedings. On March 30, 2015, the defendants filed a Petition for Writ of Certiorari (the “Petition”) with the United States Supreme Court asking the Supreme Court to consider whether the Fifth Circuit erred in reversing the District Court’s dismissal of the Securities Complaint. The Supreme Court denied the Petition on June 29, 2015, which did not affect the ongoing proceedings before the District Court, including the District Court’s consideration of a motion filed on April 3, 2015, by the Co-Lead Plaintiffs for leave to amend the Securities Complaint, which motion was granted by the District Court. On December 15, 2015, the defendants filed a motion to dismiss the Co-Lead Plaintiffs’ First Amended Consolidated Complaint. All discovery in the case is currently stayed pursuant to federal law. The parties agreed to explore the possibility of a mediated settlement of this matter, and a mediation was held on June 21, 2016. The parties were unable to resolve this matter during the mediation. On August 19, 2016, the District Court denied the defendants motion to dismiss the Co-Lead Plantiffs’ First Amended Consolidated Complaint. The Defendants filed an Answer to the Complaint on October 20, 2016. The case is currently in discovery.

We are unable to assess the probable outcome or reasonably estimate the potential liability, if any, arising from the securities litigation described above. The Company intends to continue to vigorously defend itself in the securities litigation matter but, if decided adverse to the Company, its impact could be material. No assurances

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016

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

December 31, 2016

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016—(Continued)

On September 13, 2012, a putative collective and class action complaint was filed in the United States District Court for the Northern District of Illinois against us in which a former employee alleges wage and hour law violations. The former employee claims she was paid on both a per-visit and an hourly basis, and that such a pay scheme resulted in her misclassification as an exempt employee, thereby denying her overtime. The plaintiff alleges violations of federal and state law and seeks damages under the FLSA and the Illinois Minimum Wage Law. Plaintiff seeks class certification of similar employees who were or are employed in Illinois and seeks attorneys’ fees, back wages and liquidated damages going back three years under the FLSA and three years under the Illinois statute. On May 28, 2013, the Court granted the Company’s motion to stay the case pending resolution of class certification issues and dispositive motions in the earlier-filed Connecticut case. On December 23, 2015, the parties agreed to explore the possibility of a mediated settlement of the Illinois case, and a mediation occurred on April 18, 2016. The parties agreed to settle the case for $0.8 million, subject to court approval, which the Company had accrued as of September 30, 2016. On August 4, 2016, the Court approved the final settlement of this case. The final payment of $0.6 million was paid on November 21, 2016.

Frontier Litigation

On April 2, 2015, Frontier Home Health and Hospice, L.L.C. (“Frontier”) filed a complaint against the Company in the United States District Court for the District of Connecticut alleging breach of contract, negligent misrepresentation and unfair and deceptive trade practices under Conn. Gen. Stat. §42-110b. Frontier acquired our interest in five home health and four hospice care centers in Wyoming and Idaho in April 2014. The complaint alleges that certain of the hospice patients on service at the time of the acquisition did not meet Medicare eligibility requirements and that we breached certain of the representations and warranties under the purchase agreement and therefore, the businesses were worth less than the purchase price. Under the complaint, Frontier seeks declaratory judgment from the District Court that, under the terms of the purchase agreement with Frontier, we are obligated to determine the amount of the alleged Medicare overpayments and reimburse the government for the same in a timely manner, as well as unspecified compensatory and punitive damages, attorneys’ fees and pre- and post-judgment interest. The Company resolved the Frontier litigation for $2.9 million during the three-month period ended December 31, 2016.

Other Investigative Matters – Ongoing

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

December 31, 2016—(Continued)

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

Frontier Litigation

Separate from the Frontier litigation described above under “Legal Proceedings – Settled”, the Company engaged an independent auditing firm to perform a clinical audit of the hospice care centers acquired by Frontier. No assurances can be given as to the timing or outcome of the audit on the Company, its consolidated financial condition, results of operations or cash flows, which could be material, individually or in the aggregate.

Other Investigative Matters – Settled

Corporate Integrity Agreement

During the course of our compliance with the CIA, the Company identified several reportable events and notified the OIG as required. As of December 31, 2015, the Company had an accrual of $4.7 million for these matters. On May 5, 2016, the company entered into a settlement agreement with the OIG and the matters were fully resolved for $4.7 million; this amount was paid during the three-month period ended June 30, 2016.

Third Party Audits – Ongoing

From time to time, in the ordinary course of business, we are subject to audits under various governmental programs in which third party firms engaged by the Centers for Medicare and Medicaid Services (“CMS”) conduct extensive review of claims data to identify potential improper payments under the Medicare program.

In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a Zone Program Integrity Contractor (“ZPIC”) a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the MAC for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. An ALJ hearing was held in early January 2015. On January 18, 2016 we received a letter dated January 6, 2016 referencing the ALJ hearing decision for the overpayment issued on June 6, 2011. The decision was partially favorable with a new overpayment amount of $3.7 million with a balance owed of $5.6 million

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016—(Continued)

including interest based on 9 disputed claims (originally 16). We filed an appeal to the Medicare Appeals Council on the remaining 9 disputed claims and also argued that the statistical method used to select the sample was not valid. No assurances can be given as to the timing or outcome of the Medicare Appeals Council decision. As of June 30, 2016, Medicare has withheld payments of $5.7 million (including additional interest) as part of their standard procedures once this level of the appeal process has been reached. In the event we are not able to recoup this alleged overpayment, we are indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. As of December 31, 2016, we have an indemnity receivable for the amount withheld related to the period prior to August 1, 2009.

In July 2016, the Company received a request for medical records from SafeGuard Services, L.L.C. (“SafeGuard”), a ZPIC, related to services provided by some of the care centers that the Company acquired from Infinity Home Care, L.L.C. The review period covers time periods both before and after our ownership of the care centers, which were acquired on December 31, 2015. Subsequent to the initial ZPIC letter, on September 16, 2016, the Company received a letter from SafeGuard notifying the Company that the Winterhaven, Bradenton, and Tampa care centers were on a prepayment review. On October 28, 2016, the company received a “Notice of Suspension of Medicare Payments” for up to 180 days for these three care centers. On January 10, 2017, the Company received a letter from SafeGuard notifying the Company that the Clearwater care center was on a prepayment review. Subsequently, on February 2, 2017, the Company received a “Notice of Suspension of Medicare Payments” for up to 180 days for the Clearwater care center. Based on the information currently available to the Company, the Company cannot predict the timing or outcome of this audit or reasonably estimate the amount or range of potential losses, which may arise from this matter.

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

Operating Leases

We have leased office space at various locations under non-cancelable agreements that expire between 2017 and 2026, and require various minimum annual rentals. Our typical operating leases are for lease terms of one to seven

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2016—(Continued)

years and may include, in addition to base rental amounts, certain landlord pass-through costs for our pro-rata share of the lessor’s real estate taxes, utilities and common area maintenance costs. Some of our operating leases contain escalation clauses, in which annual minimum base rentals increase over the term of the lease.

Total minimum rental commitments as of December 31, 2016 are as follows (amounts in millions):

2017	$23.5
2018	17.5
2019	13.0
2020	9.1
2021	4.3
Future years	4.6

Total	$72.0

Rent expense for non-cancelable operating leases was $27.5 million, $23.7 million and $26.5 million for 2016, 2015 and 2014.

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

	As of December 31,
Type of Insurance	2016	2015
Health insurance	$10.6	$11.7
Workers’ compensation	26.8	23.9
Professional liability	4.7	4.1

	42.1	39.7
Less: long-term portion	(0.8)	(0.9)

	$41.3	$38.8

The retention limit per claim for our health insurance, worker’s compensation and professional liability is $0.9 million, $0.5 million and $0.3 million, respectively.

Employment Contracts

We have commitments related to employment contracts with a number of our senior executives. These contracts generally commit us to pay severance benefits under certain circumstances.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016—(Continued)

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

During 2016, 2015 and 2014, our match of contributions to be made to each eligible employee contribution was $0.375 for every $1.00 of contribution made up to the first 6% of their salary. Effective January 1, 2017, our match of contributions to be made to each eligible employee contribution is $0.44 for every $1.00 of contribution made up to the first 6% of their salary. The match is discretionary and thus is subject to change at the discretion of management. These contributions are made in the form of our common stock, valued based upon the fair value of the stock as of the end of each calendar quarter end. We expensed approximately $6.9 million, $6.1 million and $6.2 million for 2016, 2015 and 2014, respectively.

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

Under the terms of the program, we could repurchase shares from time to time in open market transactions, block purchases or in private transactions in accordance with applicable federal securities laws and other legal requirements. We could enter into Rule 10b5-1 plans to effect some or all of the repurchases. The timing and the amount of the repurchases, if any, was determined by management based on a number of factors, including but not limited to share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions and other factors.

Pursuant to this program, we repurchased 324,141 shares of our common stock at a weighted average price of $37.96 per share and a total cost of approximately $12.3 million during 2016 and 116,859 shares of our common stock at a weighted average price of $39.20 per share and a total cost of approximately $4.6 million. The repurchased shares are classified as treasury shares. The stock repurchase program expired on September 6, 2016.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016—(Continued)

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

Our reserve activity for our 2014 exit and restructuring activity is as follows (amounts in millions):

	2014 Exit Activity
	Lease Termination	Severance
Balances at December 31, 2013	$—	$—
Charge in 2014	2.1	7.8
Cash expenditures in 2014	(1.6)	(5.5)

Balances at December 31, 2014	0.5	2.3
Charge in 2015	—	—
Cash expenditures in 2015	(0.4)	(1.9)

Balances at December 31, 2015	0.1	0.4
Charge in 2016	—	—
Cash expenditures in 2016	(0.1)	(0.4)

Balances at December 31, 2016	$—	$—

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016—(Continued)

14. VALUATION AND QUALIFYING ACCOUNTS

The following table summarizes the activity and ending balances in our allowance for doubtful accounts and estimated revenue adjustments (amounts in millions):

Allowance for Doubtful Accounts

Year End	Balance at Beginning of Year	Provision for Doubtful Accounts (1)	Write-Offs	Balance at End of Year
2016	$16.5	$19.5	$(18.3)	$17.7
2015	14.3	14.1	(11.9)	16.5
2014	14.2	16.4	(16.3)	14.3
(1)	Includes $0.1 million from discontinued operations for the year ended December 31, 2014.

Estimated Revenue Adjustments

Year End	Balance at Beginning of Year	Provision for Estimated Revenue Adjustments (1)	Write-Offs	Balance at End of Year
2016	$4.0	$7.9	$(7.8)	$4.1
2015	3.1	6.1	(5.2)	4.0
2014	3.9	5.1	(5.9)	3.1
(1)	Includes $0.1 million from discontinued operations for the year ended December 31, 2014.

15. SEGMENT INFORMATION

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016—(Continued)

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

	For the Year Ended December 31, 2016
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$1,085.5	$316.0	$35.9	$—	$1,437.4
Cost of service, excluding depreciation and amortization	643.7	163.1	26.3	—	833.1
General and administrative expenses	283.4	70.2	7.9	141.9	503.4
Provision for doubtful accounts	13.8	5.5	0.2	—	19.5
Depreciation and amortization	6.0	1.3	—	12.4	19.7
Asset impairment charge	—	—	—	4.4	4.4

Operating expenses	946.9	240.1	34.4	158.7	1,380.1

Operating income (loss)	$138.6	$75.9	$1.5	$(158.7)	$57.3

	For the Year Ended December 31, 2015
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$1,005.1	$275.4	$—	$—	$1,280.5
Cost of service, excluding depreciation and amortization	584.2	141.7	—	—	725.9
General and administrative expenses	263.2	62.7	—	126.5	452.4
Provision for doubtful accounts	12.2	1.9	—	—	14.1
Depreciation and amortization	5.2	1.4	—	13.4	20.0
Asset impairment charge	—	—	—	77.3	77.3

Operating expenses	864.8	207.7	—	217.2	1,289.7

Operating income (loss)	$140.3	$67.7	$—	$(217.2)	$(9.2)

	For the Year Ended December 31, 2014
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$956.9	$247.6	$—	$—	$1,204.5
Cost of service, excluding depreciation and amortization	559.4	131.7	—	—	691.1
General and administrative expenses	269.0	58.3	—	114.4	441.7
Provision for doubtful accounts	14.8	1.5	—	—	16.3
Depreciation and amortization	9.0	2.1	—	17.2	28.3
Asset impairment charge	1.6	1.5	—	—	3.1

Operating expenses	853.8	195.1	—	131.6	1,180.5

Operating income (loss)	$103.1	$52.5	$—	$(131.6)	$24.0

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016—(Continued)

16. UNAUDITED SUMMARIZED QUARTERLY FINANCIAL INFORMATION

			Net Income (Loss) Attributable to Amedisys, Inc. Common Stockholders (1)
	Revenue	Net Income (Loss) Attributable to Amedisys, Inc.	Basic	Diluted
2016:
1st Quarter (2)(3)(4)	$348.8	$6.2	$0.19	$0.19
2nd Quarter (2)(3)(4)	360.7	10.7	0.32	0.32
3rd Quarter (2)(3)(4)	361.6	11.4	0.34	0.34
4th Quarter (2)(3)(4)(5)	366.3	8.9	0.27	0.26

	$1,437.4	$37.3	$1.12	$1.10

2015:
1st Quarter (6)(7)	$301.6	$(35.0)	$(1.07)	$(1.07)
2nd Quarter (7)	314.1	10.6	0.32	0.32
3rd Quarter (6)(7)(9)	326.4	8.4	0.25	0.25
4th Quarter (7)(8)(9)	338.4	12.9	0.39	0.38

	$1,280.5	$3.0	$(0.09)	$(0.09)

(1)	Because of the method used in calculating per share data, the quarterly per share data may not necessarily total to the per share data as computed for the entire year.
(2)

During each of the four quarters of 2016, we incurred certain costs associated with the implementation of Homecare Homebase. Net of income taxes, these costs amounted to $1.5 million, $1.6 million, $1.2 million and $0.8 million for the three-month periods ended March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016, respectively.

(3)

During each of the four quarters of 2016, we incurred certain costs associated with various legal matters. Net of income taxes, these costs amounted to $0.9 million, $0.3 million, $0.2 million and $1.8 million for the three-month periods ended March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016, respectively.

(4)

During each of the four quarters of 2016, we incurred certain costs associated with various acquisition costs. Net of income taxes, these costs amounted to $1.0 million, $0.2 million, $0.3 million and $0.5 million for the three-month periods ended March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016, respectively.

(5)

During the fourth quarter of 2016, we recorded a non-cash asset impairment charge to write-off assets as a result of our conversion from our proprietary operating system to Homecare Homebase in the amount of $2.7 million, net of income taxes.

(6)

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

(7)

During each of the four quarters of 2015, we incurred certain costs associated with various legal matters. Net of income taxes, these costs amounted to $1.3 million, $4.8 million, $0.2 million and $(1.1) million for the three-month periods ended March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015, respectively.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016—(Continued)

(8)	During the fourth quarter of 2015, we recorded an accrual related to an OIG Self-Disclosure matter. Net of income taxes, this charge amounted to $3.4 million.
(9)

During the third and fourth quarters of 2015, we incurred certain costs associated with the implementation of Homecare Homebase. Net of income taxes, these costs amounted to $1.2 million and $1.4 million for the three-month periods ended September 30, 2015 and December 31, 2015, respectively.

17. RELATED PARTY TRANSACTIONS

On November 20, 2015, we engaged KKR Consulting, LLC (“KKR Capstone”), a consulting company of operational professionals that works exclusively with portfolio companies of Kohlberg Kravis Roberts & Co. Nathaniel M. Zilkha, a member of our Board of Directors, is a member of KKR Management, LLC, which is an affiliate of KKR Asset Management LLC (“KAM”), a substantial stockholder of our Company, and an affiliate of Kohlberg Kravis Roberts & Co. KKR Capstone will receive a fee in connection with providing consulting services to the Company in the ordinary course of business. Mr. Zilkha will not receive any direct compensation or direct financial benefit from the engagement of KKR Capstone. During 2016, we incurred costs of approximately $1.6 million related to this related party engagement.

Effective October 22, 2015, we entered into a contract for telemonitoring services with Care Innovations, LLC (“Care Innovations”). Paul Kusserow, our President and Chief Executive Officer, is a member of the Advisory Board to Care Innovations. Care Innovations will receive an annual fee of approximately $1.8 million in connection with our contract for telemonitoring services for the Company. Care Innovations has confirmed to us that Mr. Kusserow will not receive any direct compensation or direct financial benefit from the engagement of Care Innovations as our telemonitoring partner. During 2016 we incurred costs of approximately $1.5 million related to this related party engagement.

18. SUBSEQUENT EVENTS

On February 1, 2017, we acquired Home Staff, LLC, a personal care provider with three care centers for a purchase price of $4.0 million.

Unaudited – On February 28, 2017, we signed a definitive agreement to acquire Tenet Healthcare’s home health and hospice operations in Arizona, Illinois, Massachusetts and Texas. We do not believe that the closing of this acquisition will have a material impact on our 2017 results of operations.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2016, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded our internal control over financial reporting was effective as of December 31, 2016.

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

In conducting this evaluation, management did not include an assessment of internal control over financial reporting of Associated Home Care acquired on March 1, 2016 and Professional Profiles, Inc. acquired on September 1, 2016, which are included in the consolidated financial statements of the Company for the year ended December 31, 2016. Associated Home Care and Professional Profiles accounted for approximately 1% of total assets and 2% of revenue as of and for the year ended December 31, 2016. As a result of its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016 based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

Changes in Internal Controls

During 2015, we began the implementation of Homecare Homebase (“HCHB”) with all care centers operating on HCHB as of December 31, 2016. The Company has included the changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing implementation activities as part of its review of internal controls over financial reporting.

There have been no other changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of December 2016, the end of the period covered by this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Amedisys, Inc.:

We have audited Amedisys, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Amedisys, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on Amedisys, Inc.’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Amedisys, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Amedisys, Inc. acquired Associated Home Care on March 1, 2016 and the assets of Professional Profiles, Inc. on September 1, 2016, and management excluded from its assessment of the effectiveness of Amedisys, Inc.’s internal control over financial reporting as of December 31, 2016, Associated Home Care and Professional Profiles, Inc.’s internal control over financial reporting associated with approximately 1% of total assets and 2% of revenue included in the consolidated financial statements of Amedisys, Inc. as of and for the year ended December 31, 2016. Our audit of internal control over financial reporting of Amedisys, Inc. also excluded an evaluation of the internal control over financial reporting of Associated Home Care and Professional Profiles, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Amedisys, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 1, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baton Rouge, Louisiana

March 1, 2017

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the 2017 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.

Code of Conduct and Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. This code of ethics, which is entitled Code of Ethical Business Conduct, is posted at our internet website, http://www.amedisys.com. Any amendments to, or waivers of, the code of ethics will be disclosed on our website promptly following the date of such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2017 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2017 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2017 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the 2017 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.

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

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDISYS, INC.

By:	/S/ PAUL B. KUSSEROW
Paul B. Kusserow,
President, Chief Executive Officer and
Member of the Board

Date: March 1, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/S/ PAUL B. KUSSEROW Paul B. Kusserow	President, Chief Executive Officer and Member of the Board (Principal Executive Officer)	March 1, 2017

/S/ GARY D. WILLIS Gary D. Willis	Chief Financial Officer (Principal Financial Officer)	March 1, 2017

/S/ SCOTT G. GINN Scott G. Ginn	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2017

/S/ LINDA J. HALL Linda J. Hall	Director	March 1, 2017

/S/ JULIE D. KLAPSTEIN Julie D. Klapstein	Director	March 1, 2017

/S/ RICHARD A. LECHLEITER Richard A. Lechleiter	Director	March 1, 2017

/S/ JAKE L. NETTERVILLE Jake L. Netterville	Director	March 1, 2017

/S/ BRUCE D. PERKINS Bruce D. Perkins	Director	March 1, 2017

/S/ JEFFREY A. RIDEOUT Jeffrey A. Rideout	Director	March 1, 2017

/S/ DONALD A. WASHBURN Donald A. Washburn	Non-Executive Chairman of the Board	March 1, 2017

/S/ NATHANIEL M. ZILKHA Nathaniel M. Zilkha	Director	March 1, 2017

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
2.1	Equity Purchase Agreement dated February 5, 2016, by and between the Company, as Purchaser, and Michael Trigilro, as Seller	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016	0-24260	2.1
3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through April 20, 2016	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016	0-24260	3.2

4.1	Common Stock Specimen	The Company’s Registration Statement on Form S-3 filed August 20, 2007	333-145582	4.8

10.1	Form of Director Indemnification Agreement dated February 12, 2009	The Company’s Annual Report on Form 10-K for the year ended December 31, 2008	0-24260	10.1

10.2*	Amended and Restated Amedisys, Inc. Employee Stock Purchase Plan dated June 7, 2012	The Company’s Current Report on Form 8-K filed June 8, 2012	0-24260	10.1

†10.3*

Composite Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan (inclusive of Plan amendments dated June 7, 2012 and October 25, 2012, April 23, 2015 and June 4, 2015, January 20, 2017 and February 22, 2017 and the full text of the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan)

10.4*	Form of Nonvested Stock Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	0-24260	10.3

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.5*	Form of Restricted Stock Unit Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	0-24260	10.4

10.6*	Form of Stock Option Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Annual Report on Form 10-K for the year ended December 31, 2014	0-24260	10.6

10.7*	Form of Performance Stock Option Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Annual Report on Form 10-K for the year ended December 31, 2014	0-24260	10.7

10.8	Form of Restricted Stock Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Annual Report on Form 10-K for the year ended December 31, 2014	0-24260	10.8

10.9*	Form of Restricted Performance Stock Award Agreement Issued under the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan	The Company’s Annual Report on Form 10-K for the year ended December 31, 2014	0-24260	10.9

10.10*	Composite Amedisys, Inc. 1998 Stock Option Plan (inclusive of amendments dated June 10, 2004, June 8, 2006 and June 22, 2006 and the full text of the Amedisys, Inc. 1998 Stock Option Plan)	The Company’s Registration Statement on Form S-8 filed June 22, 2007	333-143967	4.2

10.11*	Composite Director’s Stock Option Plan (inclusive of Plan amendments dated June 10, 2004, and the full text of the Directors Stock Option Plan)	The Company’s Annual Report on Form 10-K for the year ended December 31, 2005	0-24260	10.4

10.12*	Employment Agreement dated December 11, 2014 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Paul B. Kusserow	The Company’s Annual Report on Form 10-K for the year ended December 31, 2014	0-24260	10.12

10.13.1*	Employment Agreement dated November 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Ronald A. LaBorde	The Company’s Current Report on Form 8-K filed November 2, 2011	0-24260	10.1

10.13.2*	Amendment No. 1 dated December 29, 2011 to Employment Agreement dated November 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Ronald A. LaBorde	The Company’s Current Report on Form 8-K filed December 30, 2011	0-24260	10.2

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.13.3*	Amendment No. 2 dated December 19, 2012 to Employment Agreement dated November 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Ronald A. LaBorde	The Company’s Annual Report on Form 10-K for the year ended December 31, 2013	0-24260	10.10.3

10.13.4*	Amendment No. 3 dated May 1, 2014 to Employment Agreement dated November 1, 2011 by and among Amedisys, Inc., Amedisys Holding, L.L.C. and Ronald A. LaBorde	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	0-24260	10.4

10.14*	Employment Agreement dated as of May 2, 2016 between Amedisys, Inc. and Jeffrey D. Jeter	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016	0-24260	10.1

†10.15*	Amedisys Holding, L.L.C. Severance Plan for Key Executives dated as of April 30, 2015 (inclusive of all amendments thereto adopted on or before December 13, 2016)

10.16.1	Credit Agreement dated October 26, 2012 among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the several banks and other financial institutions party thereto from time to time, BOKF, NA DBA Bank of Texas, Compass Bank, Fifth Third Bank and RBS Citizens, N.A., as Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arrangers and Joint Bookrunners	The Company’s Current Report on Form 8-K filed on October 30, 2012	0-24260	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.16.2	First Amendment and Limited Waiver dated as of September 4, 2013 to the Credit Agreement dated October 26, 2012 among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the several banks and other financial institutions party thereto from time to time, BOKF, NA DBA Bank of Texas, Compass Bank, Fifth Third Bank and RBS Citizens, N.A., as Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arrangers and Joint Bookrunners	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	0-24260	10.1.1

10.16.3	Second Amendment dated as of November 11, 2013 to the Credit Agreement dated October 26, 2012 among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the several banks and other financial institutions party thereto from time to time, BOKF, NA DBA Bank of Texas, Compass Bank, Fifth Third Bank and RBS Citizens, N.A., as Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arrangers and Joint Bookrunners	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	0-24260	10.1.2

10.16.4	Third Amendment dated as of April 17, 2014 to the Credit Agreement dated October 26, 2012 among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the several banks and other financial institutions party thereto from time to time, BOKF, NA DBA Bank of Texas, Compass Bank, Fifth Third Bank and RBS Citizens, N.A., as Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arrangers and Joint Bookrunners	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014	0-24260	10.3

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.16.5	Fourth Amendment dated as of July 28, 2014 to the Credit Agreement dated October 26, 2012 among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the several banks and other financial institutions party thereto from time to time, BOKF, NA DBA Bank of Texas, Compass Bank, Fifth Third Bank and RBS Citizens, N.A., as Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Lead Arrangers and Joint Bookrunners	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	0-24260	10.1.2

10.17	Security and Pledge Agreement dated as of November 11, 2013, among Amedisys, Inc., Amedisys Holding, L.L.C., the Guarantors party thereto and JPMorgan Chase Bank, N.A., not in its individual capacity but solely as Administrative Agent	The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013	0-24260	10.2

10.18	Second Lien Credit Agreement dated as of July 28, 2014 by and among Amedisys, Inc. and Amedisys Holding, L.L.C., as co-borrowers, the banks and other financial institutions or entities from time to time parties thereto as lenders, and Cortland Capital Market Services LLC, as Administrative Agent	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	0-24260	10.8

10.19	Second Lien Security and Pledge Agreement dated as of July 28, 2014 by and among Amedisys, Inc., Amedisys Holding, L.L.C, the guarantors party thereto and Cortland Capital Market Services LLC, not in its individual capacity, but solely as collateral agent for the secured parties	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	0-24260	10.9

10.20	Intercreditor Agreement dated as of July 28, 2014 by and among JPMorgan Chase Bank, N.A., as Administrative Agent for the first priority secured parties, Cortland Capital Market Services LLC, as Administrative Agent for the second priority secured parties, and the direct and indirect subsidiaries of Amedisys, Inc. and Amedisys Holding, L.L.C. from time to time party thereto	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014	0-24260	10.10

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.21.1

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

		The Company’s Current Report on Form 8-K filed September 2, 2015	0-24260	10.1

10.212	Security Agreement dated as of August 28, 2015, among Amedisys, Inc. and Amedisys Holding, L.L.C., as borrowers, certain other parties identified as “grantors” on the signature pages thereto and Bank of America, N.A., in its capacity as Administrative Agent	The Company’s Current Report on Form 8-K filed September 2, 2015	0-24260	10.2

10.21.3	Pledge Agreement dated as of August 28, 2015, among Amedisys, Inc. and Amedisys Holding, L.L.C., as borrowers, certain other parties identified as “pledgers” on the signature pages thereto, and Bank of America, N.A., in its capacity as Administrative Agent	The Company’s Current Report on Form 8-K filed September 2, 2015	0-24260	10.3

10.22	Settlement Agreement effective April 23, 2014 by and among (a) the United States of America, acting through the United States Department of Justice and on Behalf of the Office of Inspector General of the Department of Health and Human Services, (b) Amedisys, Inc. and Amedisys Holding, L.L.C. and (c) the various Relators named therein	The Company’s Current Report on Form 8-K filed on April 24, 2014	0-24260	10.1

10.23	Corporate Integrity Agreement effective April 22, 2014 between the Office of Inspector General of the Department of Health and Human Services and Amedisys, Inc. and Amedisys Holding, L.L.C.	The Company’s Current Report on Form 8-K filed on April 24, 2014	0-24260	10.2

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.24	Agreement and Plan of Merger dated October 31, 2015 by and among Amedisys Health Care West, L.L.C., IHC Acquisitions, L.L.C., Infinity Home Care, L.L.C., Axiom HealthEquity Holdings Management, LLC, Infinity Healthcare Holdings, LLC, and Amedisys, Inc.	The Company’s Annual Report on Form 10-K for the year ended December 31, 2015	0-24260	10.27

10.25	Agreement of Purchase and Sale dated as of November 25, 2015, between Amedisys, Inc., through its wholly-owned subsidiary, Amedisys Property, L.L.C., as seller and Franciscan Missionaries of Our Lady of the Lake Heath System, Inc., as purchaser.	The Company’s Annual Report on Form 10-K for the year ended December 31, 2015	0-24260	10.28

†21.1	Subsidiaries of the Registrant

†23.1	Consent of KPMG LLP

†31.1	Certification of Paul B. Kusserow, President and Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Gary D. Willis, Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1

Certification of Paul B. Kusserow, President and Chief Executive Officer (principal executive officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2	Certification of Gary D. Willis, Chief Financial Officer (principal financial officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†101.INS	XBRL Instance

†101.SCH	XBRL Taxonomy Extension Schema Document

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

†101.DEF	XBRL Taxonomy Extension Definition Linkbase

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document