Form 10-Q
period 2017-03-31
AMEDISYS INC
filed 2017-05-03
CIK 896262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $0.001 par value, 33,728,276 shares outstanding as of April 28, 2017.

SPECIAL CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

When included in this Quarterly Report on Form 10-Q, or in other documents that we file with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “believes,” “belief,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “estimates,” “may,” “might,” “would,” “should” and similar expressions are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. These risks and uncertainties include, but are not limited to the following: changes in Medicare and other medical payment levels, our ability to open care centers, acquire additional care centers and integrate and operate these care centers effectively, changes in or our failure to comply with existing federal and state laws or regulations or the inability to comply with new government regulations on a timely basis, competition in the healthcare industry, our ability to integrate our personal care segment into our business, changes in the case mix of patients and payment methodologies, changes in estimates and judgments associated with critical accounting policies, our ability to maintain or establish new patient referral sources, our ability to attract and retain qualified personnel, changes in payments and covered services by federal and state governments, future cost containment initiatives undertaken by third-party payors, our access to financing, our ability to meet debt service requirements and comply with covenants in debt agreements, business disruptions due to natural disasters or acts of terrorism, our ability to integrate, manage and keep our information systems secure, our ability to comply with requirements stipulated in our corporate integrity agreement and changes in law or developments with respect to any litigation relating to the Company, including various other matters, many of which are beyond our control.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as required by law. For a discussion of some of the factors discussed above as well as additional factors, see our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017, particularly, Part I, Item 1A - Risk Factors therein, which are incorporated herein by reference and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. Additional risk factors may also be described in reports that we file from time to time with the SEC.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31, 2017 (Unaudited)	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$48,334	$30,197
Patient accounts receivable, net of allowance for doubtful accounts of $19,249 and $17,716	172,707	166,056
Prepaid expenses	10,097	7,397
Other current assets	11,964	11,260

Total current assets	243,102	214,910
Property and equipment, net of accumulated depreciation of $142,185 and $138,650	36,676	36,999
Goodwill	292,793	288,957
Intangible assets, net of accumulated amortization of $28,557 and $27,864	46,220	46,755
Deferred income taxes	98,943	107,940
Other assets, net	38,894	38,468

Total assets	$756,628	$734,029

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$29,444	$30,358
Payroll and employee benefits	81,909	82,480
Accrued expenses	65,663	63,290
Current portion of long-term obligations	6,888	5,220

Total current liabilities	183,904	181,348
Long-term obligations, less current portion	85,472	87,809
Other long-term obligations	4,306	3,730

Total liabilities	273,682	272,887

Commitments and Contingencies—Note 5
Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 35,364,752 and 35,253,577 shares issued; and 33,693,027 and 33,597,215 shares outstanding	35	35
Additional paid-in capital	544,428	537,472
Treasury stock at cost 1,671,725 and 1,656,362 shares of common stock	(47,531)	(46,774)
Accumulated other comprehensive income	15	15
Retained earnings	(14,967)	(30,545)

Total Amedisys, Inc. stockholders’ equity	481,980	460,203
Noncontrolling interests	966	939

Total equity	482,946	461,142

Total liabilities and equity	$756,628	$734,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three-Month Periods Ended March 31
	2017	2016
Net service revenue	$370,458	$348,817
Cost of service, excluding depreciation and amortization	215,785	201,837
General and administrative expenses:
Salaries and benefits	74,459	76,717
Non-cash compensation	3,874	4,070
Other	40,417	46,717
Provision for doubtful accounts	6,341	3,940
Depreciation and amortization	4,417	4,473

Operating expenses	345,293	337,754

Operating income	25,165	11,063
Other expense:
Interest income	19	22
Interest expense	(1,068)	(1,112)
Equity in loss from equity method investments	(106)	(5)
Miscellaneous, net	1,112	735

Total other expense, net	(43)	(360)

Income before income taxes	25,122	10,703
Income tax expense	(9,923)	(4,388)

Net income	15,199	6,315
Net income attributable to noncontrolling interests	(69)	(102)

Net income attributable to Amedisys, Inc.	$15,130	$6,213

Basic earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$0.45	$0.19
Weighted average shares outstanding	33,443	32,920
Diluted earnings per common share:
Net income attributable to Amedisys, Inc. common stockholders	$0.44	$0.19
Weighted average shares outstanding	34,073	33,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Three-Month Periods Ended March 31
	2017	2016
Cash Flows from Operating Activities:
Net income	$15,199	$6,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,417	4,473
Provision for doubtful accounts	6,341	3,940
Non-cash compensation	3,874	4,070
401(k) employer match	2,227	1,737
(Gain) loss on disposal of property and equipment	(16)	360
Deferred income taxes	9,445	4,038
Equity in loss from equity method investments	106	5
Amortization of deferred debt issuance costs	185	185
Return on equity investment	150	362
Changes in operating assets and liabilities, net of impact of acquisitions:
Patient accounts receivable	(12,493)	(27,689)
Other current assets	(3,403)	7,845
Other assets	(990)	(2,775)
Accounts payable	93	9,098
Accrued expenses	1,386	801
Other long-term obligations	576	(521)

Net cash provided by operating activities	27,097	12,244

Cash Flows from Investing Activities:
Proceeds from sale of deferred compensation plan assets	565	230
Purchase of investment	(256)	—
Purchases of property and equipment	(4,385)	(6,702)
Acquisitions of businesses, net of cash acquired	(4,099)	(27,682)

Net cash used in investing activities	(8,175)	(34,154)

Cash Flows from Financing Activities:
Proceeds from issuance of stock upon exercise of stock options and warrants	653	—
Proceeds from issuance of stock to employee stock purchase plan	612	638
Shares withheld upon stock vesting	(758)	—
Tax benefit from stock options exercised and restricted stock vesting	—	159
Non-controlling interest distribution	(42)	—
Proceeds from revolving line of credit	—	40,500
Repayments of revolving line of credit	—	(25,500)
Principal payments of long-term obligations	(1,250)	(1,250)
Purchase of company stock	—	(12,315)

Net cash (used in) provided by financing activities	(785)	2,232

Net increase (decrease) in cash and cash equivalents	18,137	(19,678)
Cash and cash equivalents at beginning of period	30,197	27,502

Cash and cash equivalents at end of period	$48,334	$7,824

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$706	$648

Cash paid for income taxes, net of refunds received	$284	$(7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

Amedisys, Inc., a Delaware corporation, and its consolidated subsidiaries (“Amedisys,” “we,” “us,” or “our”) are a multi-state provider of home health, hospice and personal care services with approximately 75% and 79% of our revenue derived from Medicare for the three-month periods ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we owned and operated 326 Medicare-certified home health care centers, 79 Medicare-certified hospice care centers and 16 personal-care care centers in 34 states within the United States and the District of Columbia.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented. This report should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”) on March 1, 2017 (the “Form 10-K”), which includes information and disclosures not included herein.

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

We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a variable interest entity in which we are the primary beneficiary. The book value of investments that we accounted for under the equity method of accounting was $27.8 million as of March 31, 2017 and December 31, 2016. We account for investments in entities in which we have less than a 20% ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee.

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

In addition to revenue recognized on completed episodes, we also recognize a portion of revenue associated with episodes in progress. Episodes in progress are 60-day episodes of care that begin during the reporting period, but were not completed as of the end of the period. We estimate this revenue on a monthly basis based upon historical trends. The primary factors underlying this estimate are the number of episodes in progress at the end of the reporting period, expected Medicare revenue per episode and our estimate of the average percentage complete based on the number of days elapsed during an episode of care. As of March 31, 2017 and 2016, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and, therefore, the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our condensed consolidated balance sheets for such periods.

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

Hospice Revenue Recognition

Hospice Medicare Revenue

Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are daily or hourly rates for each of the four levels of care we deliver. The four levels of care are routine care, general inpatient care, continuous home care and respite care. Routine care accounts for 98% of our total net Medicare hospice service revenue for each of the three-month periods ended March 31, 2017, and 2016. Beginning January 1, 2016, the Centers for Medicare

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and Medicaid Services (“CMS”) has provided for two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, beginning January 1, 2016, Medicare is also reimbursing for a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse (“RN”) or medical social worker (“MSW”) for patients in a routine level of care.

We make adjustments to Medicare revenue for an inability to obtain appropriate billing documentation or acceptable authorizations and other reasons unrelated to credit risk. We estimate the impact of these adjustments based on our historical experience, which primarily includes a historical collection rate of over 99% on Medicare claims, and record it during the period services are rendered as an estimated revenue adjustment and as a reduction to our outstanding patient accounts receivable.

Additionally, as Medicare hospice revenue is subject to an inpatient cap limit and an overall payment cap for each provider number, we monitor these caps and estimate amounts due back to Medicare if we estimate a cap has been exceeded. We record these adjustments as a reduction to revenue and an increase in other accrued liabilities. Beginning for the cap year ending October 31, 2014, providers are required to self-report and pay their estimated cap liability by March 31st of the following year. As of March 31, 2017, we have settled our Medicare hospice reimbursements for all fiscal years through October 31, 2012. As of March 31, 2017, we have recorded $0.9 million for estimated amounts due back to Medicare in other accrued liabilities for the Federal cap years ended October 31, 2013 through October 31, 2017. As of December 31, 2016, we had recorded $0.8 million for estimated amounts due back to Medicare in other accrued liabilities for the Federal cap years ended October 31, 2013 through October 31, 2016.

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

Personal Care Revenue

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

Patient Accounts Receivable

Our patient accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. As of March 31, 2017, there is only one single payor, other than Medicare, that accounts for more than 10% of our total outstanding patient receivables (approximately 13.2%). Thus we believe there are no other significant concentrations of receivables that would subject us to any significant credit risk in the collection of our patient accounts receivable. We fully reserve for accounts which are aged at 365 days or greater. We write off accounts on a monthly basis once we have exhausted our collection efforts and deem an account to be uncollectible.

We believe the credit risk associated with our Medicare accounts, which represent 58% and 61% of our net patient accounts receivable at March 31, 2017 and December 31, 2016, respectively, is limited due to our historical collection rate of over 99% from Medicare and the fact that Medicare is a U.S. government payor. Accordingly, we do not record an allowance for doubtful accounts for our Medicare patient accounts receivable, which are recorded at their net realizable value after recording estimated revenue adjustments as discussed above. During the three-month periods ended March 31, 2017 and 2016, we recorded $3.4 million and $1.7 million, respectively, in estimated revenue adjustments to Medicare revenue.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

particular episode is then deducted from our final payment. If a final bill is not submitted within the greater of 120 days from the start of the episode, or 60 days from the date the RAP was paid, any RAPs received for that episode will be recouped by Medicare from any other claims in process for that particular provider number. The RAP and final claim must then be resubmitted.

Medicare Hospice

For our hospice patients, our pre-billing process includes verifying that we are eligible for payment from Medicare for the services that we provide to our patients. Our Medicare billing begins with a process to ensure that our billings are accurate through the utilization of an electronic Medicare claim review. We bill Medicare on a monthly basis for the services provided to the patient.

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

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and the fair value differ (amounts in millions):

	Fair Value at Reporting Date Using
Financial Instrument	Carrying Value as of March 31, 2017	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term obligations	$94.8	$—	$96.4	$—

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Three- Month Periods Ended March 31
	2017	2016
Weighted average number of shares outstanding - basic	33,443	32,920
Effect of dilutive securities:
Stock options	239	82
Non-vested stock and stock units	391	506

Weighted average number of shares outstanding - diluted	34,073	33,508

Anti-dilutive securities	332	319

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which will simplify the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liability and classification on the statement of cash flows. The ASU is effective for annual and interim periods beginning after December 15, 2016. We adopted this ASU effective January 1, 2017, and as a result, we recorded a $0.4 million increase to our non-current deferred tax asset and retained earnings for tax benefits that were not previously recognized under the prior rules. Additionally, on a prospective basis, we recorded excess tax benefits as a discrete item in our income tax provision within our condensed consolidated statement of operations for the three-month period ended March 31, 2017. Historically these amounts were recorded as additional paid-in capital in our condensed consolidated balance sheet. We also elected to prospectively apply the change to the presentation of cash payments made to taxing authorities on the employees’ behalf for shares withheld upon stock vesting on our condensed consolidated statements of cash flows for the three-month period ended March 31, 2017. We have also elected to continue our current policy of estimating forfeitures of stock-based compensation awards at grant date and revising in subsequent periods to reflect actual forfeitures.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The ASU is effective for annual and interim periods beginning after December 15, 2017. The impact on our consolidated financial statements and related disclosures will depend on the facts and circumstances of any specific future transactions.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (Step 2 of the goodwill impairment test). Instead, impairment will be measured using the difference of the carrying amount to the fair value of the reporting unit. The ASU is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the effect that ASU 2017-04 will have on its consolidated financial statements and related disclosures and the effect of the standard on its ongoing financial reporting.

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

On February 1, 2017, we acquired the assets of Home Staff, L.L.C. which owns and operates three personal-care care centers servicing the state of Massachusetts for a total purchase price of $4.0 million (subject to certain adjustments), of which $0.4 million was placed in a promissory note to be paid over 24 months, subject to any offsets or withholds for indemnification purposes. The purchase price was paid with cash on hand on the date of the transaction. During the three-month period ended March 31, 2017, we recorded goodwill ($3.8 million), other intangibles – non-compete agreements ($0.2 million) and other assets and liabilities, net ($0.5 million) in connection with the acquisition. The non-compete agreements will be amortized over a weighted-average period of 2.8 years.

4. LONG-TERM OBLIGATIONS

Long-term debt consisted of the following for the periods indicated (amounts in millions):

	March 31, 2017	December 31, 2016
$100.0 million Term Loan; principal payments plus accrued interest payable quarterly; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage (2.98% at March 31, 2017); due August 28, 2020	$93.7	$95.0
$200.0 million Revolving Credit Facility; interest only payments; interest rate at ABR Rate plus applicable percentage or Eurodollar Rate plus the applicable percentage; due August 28, 2020	—	—
Promissory notes	1.1	0.7
Deferred debt issuance costs	(2.4)	(2.7)

	92.4	93.0
Current portion of long-term obligations	(6.9)	(5.2)

Total	$85.5	$87.8

Our weighted average interest rate for our $100.0 million Term Loan, under our Credit Agreement, was 2.8% and 2.4% for the three-month periods ended March 31, 2017 and 2016, respectively. Our weighted average interest rate for our $200.0 million Revolving Credit Facility was 2.7% for the three-month period ended March 31, 2016.

As of March 31, 2017, our consolidated leverage ratio was 0.9, our consolidated fixed charge coverage ratio was 4.1 and we are in compliance with our Credit Agreement. In the event we are not in compliance with our debt covenants in the future, we would pursue various alternatives in an attempt to successfully resolve the non-compliance, which might include, among other things, seeking debt covenant waivers or amendments.

As of March 31, 2017, our availability under our $200.0 million Revolving Credit Facility was $170.4 million as we had $29.6 million outstanding letters of credit.

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. COMMITMENTS AND CONTINGENCIES

Legal Proceedings - Ongoing

We are involved in the following legal actions:

Securities Class Action Lawsuits

As previously disclosed, between June 10 and July 28, 2010, several putative securities class action complaints were filed in the United States District Court for the Middle District of Louisiana (the “District Court”) against the Company and certain of our former senior executives. The cases were consolidated into the first-filed action Bach, et al. v. Amedisys, Inc., et al. Case No. 3:10-cv-00395, and the District Court appointed as co-lead plaintiffs the Public Employees’ Retirement System of Mississippi and the Puerto Rico Teachers’ Retirement System (the “Co-Lead Plaintiffs”). They filed a consolidated, amended complaint which all defendants moved to dismiss. The District Court granted the defendants’ motions to dismiss on June 28, 2012, and the Co-Lead Plaintiffs appealed that ruling to the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”). On October 2, 2014, a three-judge panel of the Fifth Circuit reversed the District Court’s dismissal and remanded the case to the District Court for further proceedings. The defendants request for an en banc review was denied on December 29, 2014 and their Petition for a Writ of Certiorari from the United States Supreme Court was denied on June 29, 2015.

After remand to the District Court, the Plaintiffs were granted leave to file a First Amended Consolidated Complaint (the “First Amended Securities Complaint”) on behalf of all purchasers or acquirers of Amedisys’ securities between August 2, 2005 and September 30, 2011. The First Amended Securities Complaint alleges that the Company and seven individual defendants violated Section 10(b), Section 20(a), and Rule 10b-5 of the Securities Exchange Act of 1934 by materially misrepresenting the Company’s financial results and concealing a scheme to obtain higher Medicare reimbursements and additional patient referrals by (1) providing medically unnecessary care to patients, including certifying and re-certifying patients for medically unnecessary 60-day treatment episodes; (2) implementing clinical tracks such as “Balanced for Life” and wound care programs that provided a pre-set number of therapy visits irrespective of medical need; (3) “upcoding” patients’ Medicare forms to attribute a “primary diagnosis” to a medical condition associated with higher billing rates; and (4) providing improper and illegal remuneration to physicians to obtain patient certifications or re-certifications. The First Amended Securities Complaint seeks certification of the case as a class action and an unspecified amount of damages, as well as interest and an award of attorneys’ fees.

All defendants moved to dismiss the First Amended Securities Complaint on December 15, 2015. While that motion was pending the parties agreed to mediate the case. This mediation was not successful. On August 19, 2016, the District Court issued its ruling on the defendants’ motions to dismiss, dismissing with prejudice all claims against two former officers, dismissing all except Section 20(a) claims against three former officers, and denying all other relief. The Company and four individual defendants then filed their answers to the First Amended Securities Complaint on October 20, 2016. The independent executrix of the estate of William F. Borne, who was substituted as a defendant in the case after Mr. Borne’s death, filed her answer on February 6, 2017. The case is currently in the early stages of discovery. The parties have agreed to mediate the case again on June 12, 2017.

Because the case is in the early stages of litigation, we are unable to assess the probable outcome or reasonably estimate the potential liability, if any, arising from the securities litigation described above. The Company intends to continue to vigorously defend itself in the securities litigation matter but, if decided adverse to the Company, its impact could be material. No assurances can be given as to the timing or outcome of the securities matter described above or the impact of any of the inquiry or litigation matters on the Company, its consolidated financial condition, results of operations or cash flows, which could be material, individually or in the aggregate.

Subpoena Duces Tecum Issued by the U.S. Department of Justice

On May 21, 2015, we received a Subpoena Duces Tecum (“Subpoena”) issued by the U.S. Department of Justice. The Subpoena requests the delivery of information regarding 53 identified hospice patients to the United States Attorney’s Office for the District of Massachusetts. It also requests the delivery of documents relating to our hospice clinical and business operations and related compliance activities. The Subpoena generally covers the period from January 1, 2011, through May 21, 2015. We are fully cooperating with the U.S. Department of Justice with respect to this investigation. Based on the information currently available to us, we cannot predict the timing or outcome of this investigation or reasonably estimate the amount or range of potential losses, if any, which may arise from this matter.

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

Other Investigative Matters - Ongoing

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

Idaho and Wyoming Self-Report

During 2016, the Company engaged an independent auditing firm to perform a clinical audit of the hospice care centers acquired by Frontier Home Health and Hospice in April 2014. No assurances can be given as to the timing or outcome of the audit on the Company, its consolidated financial condition, results of operations or cash flows, which could be material, individually or in the aggregate.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In July 2010, our subsidiary that provides hospice services in Florence, South Carolina received from a Zone Program Integrity Contractor (“ZPIC”) a request for records regarding a sample of 30 beneficiaries who received services from the subsidiary during the period of January 1, 2008 through March 31, 2010 (the “Review Period”) to determine whether the underlying services met pertinent Medicare payment requirements. We acquired the hospice operations subject to this review on August 1, 2009; the Review Period covers time periods both before and after our ownership of these hospice operations. Based on the ZPIC’s findings for 16 beneficiaries, which were extrapolated to all claims for hospice services provided by the Florence subsidiary billed during the Review Period, on June 6, 2011, the Medicare Administrative Contractor (“MAC”) for the subsidiary issued a notice of overpayment seeking recovery from our subsidiary of an alleged overpayment. We dispute these findings, and our Florence subsidiary has filed appeals through the Original Medicare Standard Appeals Process, in which we are seeking to have those findings overturned. An ALJ hearing was held in early January 2015. On January 18, 2016, we received a letter dated January 6, 2016 referencing the ALJ hearing decision for the overpayment issued on June 6, 2011. The decision was partially favorable with a new overpayment amount of $3.7 million with a balance owed of $5.6 million including interest based on 9 disputed claims (originally 16). We filed an appeal to the Medicare Appeals Council on the remaining 9 disputed claims and also argued that the statistical method used to select the sample was not valid. No assurances can be given as to the timing or outcome of the Medicare Appeals Council decision. As of June 30, 2016, Medicare has withheld payments of $5.7 million (including additional interest) as part of their standard procedures once this level of the appeal process has been reached. In the event we are not able to recoup this alleged overpayment, we are indemnified by the prior owners of the hospice operations for amounts relating to the period prior to August 1, 2009. As of March 31, 2017, we have an indemnity receivable for the amount withheld related to the period prior to August 1, 2009.

In July 2016, the Company received a request for medical records from SafeGuard Services, L.L.C (“SafeGuard”), a ZPIC related to services provided by some of the care centers that the Company acquired from Infinity Home Care, L.L.C. The review period covers time periods both before and after our ownership of the care centers, which were acquired on December 31, 2015. Subsequent to the initial ZPIC letter, the Company received additional requests for information regarding its care centers in Florida including post payment claims reviews, communications regarding suspensions of payment, and letters notifying the Company that various care centers have been placed on prepayment review. As these matters continue to develop, the Company is cooperating with SafeGuard, responding to all requests for information, and working to resolve these matters. Based on the information currently available to the Company and the uncertainty regarding the scope of this audit, the Company cannot predict the timing or outcome of this audit or reasonably estimate the amount or range of potential losses, which may arise from this matter.

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

AMEDISYS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Three-Month Period Ended March 31, 2017
	Home Health	Hospice	Personal Care	Other	Total
Net service revenue	$271.3	$85.6	$13.6	$—	$370.5
Cost of service, excluding depreciation and amortization	163.0	42.4	10.4	—	215.8
General and administrative expenses	68.0	18.0	3.3	29.5	118.8
Provision for doubtful accounts	3.7	2.5	0.1	—	6.3
Depreciation and amortization	0.9	0.3	—	3.2	4.4

Operating expenses	235.6	63.2	13.8	32.7	345.3

Operating income (loss)	$35.7	$22.4	$(0.2)	$(32.7)	$25.2

	For the Three-Month Period Ended March 31, 2016
	Home Health	Hospice	Personal Care (1)	Other	Total
Net service revenue	$272.7	$73.0	$3.1	$—	$348.8
Cost of service, excluding depreciation and amortization	160.8	38.8	2.2	—	201.8
General and administrative expenses	71.2	16.9	0.4	39.0	127.5
Provision for doubtful accounts	3.2	0.7	—	—	3.9
Depreciation and amortization	1.3	0.3	—	2.9	4.5

Operating expenses	236.5	56.7	2.6	41.9	337.7

Operating income (loss)	$36.2	$16.3	$0.5	$(41.9)	$11.1

(1) Acquired March 1, 2016.

7. SUBSEQUENT EVENT

On May 1, 2017, we acquired certain home health and hospice operations from Tenet Healthcare in Arizona, Illinois, Massachusetts, and Texas for a purchase price of $20.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three-month period ended March 31, 2017. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein, and the consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2017 (the “Form 10-K”), which are incorporated herein by this reference.

Unless otherwise provided, “Amedisys,” “we,” “our,” and the “Company” refer to Amedisys, Inc. and our consolidated subsidiaries.

Overview

We are a provider of high-quality in-home healthcare and related services to the chronic, co-morbid, aging American population, with approximately 75% and 79% of our revenue derived from Medicare for the three-month periods ended March 31, 2017 and 2016, respectively.

Our operations involve servicing patients through our three reportable business segments: home health, hospice and personal care. Our home health segment delivers a wide range of services in the homes of individuals who may be recovering from an illness, injury or surgery. Our hospice segment provides care that is designed to provide comfort and support for those who are facing a terminal illness. Our personal care segment provides patients with assistance with the essential activities of daily living. As of March 31, 2017, we owned and operated 326 Medicare-certified home health care centers, 79 Medicare-certified hospice care centers and 16 personal-care care centers in 34 states within the United States and the District of Columbia.

Owned and Operated Care Centers

	Home Health	Hospice	Personal Care
At December 31, 2016	327	79	14
Acquisitions/Startups	—	—	3
Closed/Consolidated	(1)	—	(1)

At March 31, 2017	326	79	16

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

Payment

In April 2017, the Centers for Medicare and Medicaid Services (“CMS”) issued a proposed rule to update hospice payment rates and the wage index for fiscal year 2018. CMS estimates hospices serving Medicare beneficiaries would see an estimated 1.0% increase in payments. CMS notes that minus the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA), the rate increase would have been a 2.9% market basket adjustment, less the 0.4% productivity adjustment, less 0.3% as required under the ACA (or +2.2% net). CMS also proposes increasing the aggregate cap by 1.0% to $28,689.04. We expect our impact of the 2018 proposed rule to be in line with that of the hospice industry.

Results of Operations

Three-Month Period Ended March 31, 2017 Compared to the Three-Month Period Ended March 31, 2016

Consolidated

The following table summarizes our results from continuing operations (amounts in millions):

	For the Three- Month Periods Ended March 31,
	2017	2016
Net service revenue	$370.5	$348.8
Gross margin, excluding depreciation and amortization	154.7	147.0
% of revenue	41.8%	42.1%
Other operating expenses	129.5	135.9
% of revenue	35.0%	39.0%

Operating income	25.2	11.1

Total other (expense) income, net	—	(0.4)
Income tax expense	(9.9)	(4.4)
Effective income tax rate	39.5%	41.0%

Net income	15.2	6.3

Net income attributable to noncontrolling interests	(0.1)	(0.1)

Net income attributable to Amedisys, Inc.	$15.1	$6.2

Overall our operating income increased $14 million on a revenue increase of $22 million and a $6 million decrease in operating expenses which were offset by a $14 million increase in cost of service. The significant improvement was driven by the performance of our hospice division and reductions in corporate operating expenses as the result of non-recurring costs incurred during the three-month period ended March 31, 2016. The reduction in corporate operating expenses was partially offset by an increase in our provision for doubtful accounts. For additional information regarding our provision for doubtful accounts, see “Outstanding Patient Accounts Receivable.” Our home health division was down slightly but overcame the majority of the $4 million Centers for Medicare and Medicaid Services (“CMS”) rate cut effective January 1, 2017.

Home Health Division

The following table summarizes our home health segment results from continuing operations:

	For the Three-Month Periods Ended March 31,
	2017	2016
Financial Information (in millions):
Medicare	$198.7	$206.8
Non-Medicare	72.6	65.9

Net service revenue	271.3	272.7
Cost of service	163.0	160.8

Gross margin	108.3	111.9
Other operating expenses	72.6	75.7

Operating income	$35.7	$36.2

Key Statistical Data:
Medicare:
Same Store (1):
Revenue	(3%)	4%
Admissions	(1%)	4%
Recertifications	(3%)	4%
Total (2):
Admissions	49,628	50,418
Recertifications	25,043	26,023
Completed episodes	71,864	72,032
Visits	1,263,098	1,311,371
Average revenue per completed episode (3)	$2,782	$2,812
Visits per completed episode (4)	16.9	17.4
Non-Medicare:
Same Store (1):
Revenue	11%	22%
Admissions:
Episodic	35%	11%
Non-Episodic	(1%)	10%
Recertifications	5%	23%
Total (2):
Admissions	27,333	25,567
Recertifications	10,224	9,826
Visits	555,548	527,969
Total (2):
Visiting Clinician Cost per Visit	$81.08	$79.14
Clinical Manager Cost per Visit	$8.53	$8.31

Cost per Visit	$89.61	$87.45

Visits	1,818,646	1,839,340

(1)	Same store information represents the percent increase (decrease) in our Medicare and Non-Medicare revenue, admissions or recertifications for the period as a percent of the Medicare and Non-Medicare revenue, admissions or recertifications of the prior period.
(2)	Total includes acquisitions.
(3)	Average Medicare revenue per completed episode is the average Medicare revenue earned for each Medicare completed episode of care.
(4)	Medicare visits per completed episode are the home health Medicare visits on completed episodes divided by the home health Medicare episodes completed during the period.

Operating Results

Overall, our operating income remained flat as the result of a $4 million decrease in gross margin, offset by a $3 million decrease in other operating expenses.

Net Service Revenue

Our Medicare revenue decreased approximately $8 million. Approximately $6 million of the decrease is due to lower volumes and increases in contractual reserves. Additionally, we experienced a $4 million decrease in revenue per episode as a result of the 2017 CMS rate cut which was offset by a $2 million increase related to the acuity level of our patients.

Our non-Medicare revenue increased $7 million with revenues and admissions from episodic payors increasing 35% while our per visit payors decreased 1%. We continue to focus on contract payors with significant concentrations in our markets and those that add incremental margin to our operations as we continue to evaluate our portfolio of managed care contracts.

Cost of Service, Excluding Depreciation and Amortization

Our cost per visit consists of costs associated with direct clinician care in the homes of our patients as well as the cost of clinical managers who monitor the overall delivery of care. Our cost of service increased $2 million due to a $2.16 increase in cost per visit as our total visits decreased approximately 1%. The costs associated with our clinicians increased $1.94 driven by a $1.00 increase related to planned wage increases in July 2016 and $1.00 due to health insurance increases. We continue to focus on improving this metric, and we have seen a $2.86 sequential improvement from the three-month period ended December 31, 2016.

Other Operating Expenses

Other operating expenses decreased $3 million due to decreases in other care center related expenses, primarily salaries and benefits as the result of planned decreases during our Homecare Homebase (“HCHB”) rollout.

Hospice Division

The following table summarizes our hospice segment results from continuing operations:

	For the Three-Month Periods Ended March 31,
	2017	2016
Financial Information (in millions):
Medicare	$80.7	$68.7
Non-Medicare	4.9	4.3

Net service revenue	85.6	73.0
Cost of service	42.4	38.8

Gross margin	43.2	34.2
Other operating expenses	20.8	17.9

Operating income	$22.4	$16.3

Key Statistical Data:
Same Store (1):
Medicare revenue	17%	22%
Non-Medicare revenue	15%	16%
Hospice admissions	20%	19%
Average daily census	16%	22%
Total (2):
Hospice admissions	6,505	5,430
Average daily census	6,365	5,507
Revenue per day, net	$149.41	$145.65
Cost of service per day	$74.08	$77.36
Average discharge length of stay	92	96

(1)	Same store information represents the percent increase (decrease) in our Medicare and Non-Medicare revenue, Hospice admissions or average daily census for the period as a percent of the Medicare and Non-Medicare revenue, Hospice admissions or average daily census of the prior period.
(2)	Total includes acquisitions.

Operating Results

Overall, our operating income increased $6 million on a $9 million increase in gross margin offset by a $3 million increase in other operating expenses.

Net Service Revenue

Our hospice revenue increased $13 million, primarily due to an increase in our average daily census as a result of a 20% increase in hospice admissions.

Cost of Service, Excluding Depreciation and Amortization

Our hospice cost of service increased $4 million as the result of a 16% increase in average daily census. Our cost of service per day decreased $3.28 primarily due to significant improvement in salary cost per day.

Other Operating Expenses

Other operating expenses increased $3 million due to increases in other care center related expenses, primarily salaries and benefits expense and provision for doubtful accounts. The $2 million increase in provision for doubtful accounts is due to continued aging of non-Medicare receivables post our HCHB implementation.

Personal Care Division

The following table summarizes our personal care segment results from continuing operations:

	For the Three-Month Periods Ended March 31,
	2017	2016
Financial Information (in millions):
Medicare	$—	$—
Non-Medicare	13.6	3.1

Net service revenue	13.6	3.1
Cost of service	10.4	2.2

Gross margin	3.2	0.9
Other operating expenses	3.4	0.4

Operating (loss) income	$(0.2)	$0.5

Key Statistical Data:
Billable hours	588,216	137,883
Clients served	8,822	5,017

On March 1, 2016, we acquired Associated Home Care, a personal care home health care company with nine care centers. On September 1, 2016, we acquired the assets of Professional Profiles, Inc. which owned and operated four personal-care care centers. In addition during the three-month period ended September 30, 2016, we opened a start-up personal-care care center. On February 1, 2017, we acquired the assets of Home Staff LLC, which owned and operated three personal-care care centers, one of which was subsequently consolidated with one of our existing personal-care care centers. Operating loss related to our personal care division was less than $1 million on net service revenue of $14 million and cost of service of $10 million; other operating expenses were approximately $3 million. Acquisitions are included in our consolidated financial statements from their respective acquisition dates. As a result, our personal care operating results for the three-month periods ended March 31, 2017 and 2016 are not fully comparable.

Corporate

The following table summarizes our corporate results from continuing operations:

	For the Three- Month Periods Ended March 31,
	2017	2016
Financial Information (in millions):
Other operating expenses	$29.5	$39.0
Depreciation and amortization	3.2	2.9

Total operating expenses	$32.7	$41.9

Corporate expenses consist of costs relating to our executive management and corporate and administrative support functions, primarily information services, accounting, finance, billing and collections, legal, compliance, risk management, procurement, marketing, clinical administration, training, human resources and administration. Excluding $2 million related to HCHB implementation and $2 million related to various legal matters in 2016, corporate expenses decreased $5 million as a result of a reduction in restructuring costs including salaries and benefits, IT fees and personnel costs.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated (amounts in millions):

	For the Three- Month Periods Ended March 31,
	2017	2016
Cash provided by operating activities	$27.1	$12.2
Cash used in investing activities	(8.2)	(34.1)
Cash (used in) provided by financing activities	(0.8)	2.2

Net increase (decrease) in cash and cash equivalents	18.1	(19.7)
Cash and cash equivalents at beginning of period	30.2	27.5

Cash and cash equivalents at end of period	$48.3	$7.8

Cash provided by operating activities increased $14.9 million during the three-month period ended March 31, 2017 compared to the three-month period ended March 31, 2016 primarily due to an increase in our cash collections as compared to 2016. For additional information regarding our operating performance and our days revenue outstanding, see “Results of Operations” and “Outstanding Patient Accounts Receivable”, respectively.

Cash used in investing activities decreased $25.9 million during the three-month period ended March 31, 2017 compared to the three-month period ended March 31, 2016 primarily due to a decrease in our acquisition activity ($23.6 million) and a decrease in capital expenditures ($2.3 million).

Cash used in financing activities increased $3.0 million during the three-month period ended March 31, 2017 compared to the three-month period ended March 31, 2016 primarily due to a decrease in borrowing on our revolving line of credit offset by repurchases of company stock pursuant to our stock repurchase program during the three-month period ended March 31, 2016.

Liquidity

Typically, our principal source of liquidity is the collection of our patient accounts receivable, primarily through the Medicare program. In addition to our collection of patient accounts receivable, from time to time, we can and do obtain additional sources of liquidity by the incurrence of additional indebtedness or through sales of equity.

During the three-month period ended March 31, 2017, we spent $4.4 million in capital expenditures as compared to $6.7 million during the three-month period ended March 31, 2016. Our capital expenditures for 2017 are expected to be approximately $10.0 - $12.0 million.

As of March 31, 2017, we had $48.3 million in cash and cash equivalents and $170.4 million in availability under our $200.0 million Revolving Credit Facility. Based on our operating forecasts and our debt service requirements, we believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements.

Outstanding Patient Accounts Receivable

Our patient accounts receivable, net increased $6.6 million from December 31, 2016 to March 31, 2017. Our cash collection as a percentage of revenue was 100% and 94% for the three-month periods ended March 31, 2017 and 2016, respectively. Our days revenue outstanding, net at March 31, 2017 was 40.5 days which is an increase of 0.3 days from December 31, 2016. We have experienced a slowdown in collections primarily as the result of our shift from our legacy platforms (AMS2 and AMS3) to HCHB. We anticipate reductions in days revenue outstanding during 2017 now that we have completed our HCHB implementation.

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

Our provision for estimated revenue adjustments (which is deducted from our service revenue to determine net service revenue) and provision for doubtful accounts were as follows for the periods indicated (amounts in millions). We fully reserve for both our Medicare and other patient accounts receivable that are aged over 365 days. For those patient accounts that are not aged over 365 days, we make adjustments to Medicare revenue or our provision for doubtful accounts based on our aging of accounts and historical collection experience. We have experienced a $4 million increase in our provision for doubtful accounts and contractual reserves due to increased write-offs and accounts receivable aging as a result of our conversion to HCHB.

	For the Three-Month Periods Ended March 31,
	2017	2016
Provision for estimated revenue adjustments	$3.4	$1.7
Provision for doubtful accounts	6.3	3.9

Total	$9.7	$5.6

As a percent of revenue	2.6%	1.6%

The following schedules detail our patient accounts receivable, net of estimated revenue adjustments, by payor class, aged based upon initial date of service (amounts in millions, except days revenue outstanding, net):

	0-90	91-180	181-365	Over 365	Total
At March 31, 2017:
Medicare patient accounts receivable, net (1)	$83.2	$14.0	$3.1	$—	$100.3

Other patient accounts receivable:
Medicaid	13.8	4.3	2.9	0.8	21.8
Private	46.1	11.6	7.4	4.7	69.8

Total	$59.9	$15.9	$10.3	$5.5	$91.6

Allowance for doubtful accounts (2)					(19.2)

Non-Medicare patient accounts receivable, net					$72.4

Total patient accounts receivable, net					$172.7

Days revenue outstanding, net (3)					40.5

	0-90	91-180	181-365	Over 365	Total
At December 31, 2016:
Medicare patient accounts receivable, net (1)	$82.7	$17.1	$1.4	$—	$101.2

Other patient accounts receivable:
Medicaid	13.6	3.6	3.6	0.2	21.0
Private	39.8	10.4	7.6	3.8	61.6

Total	$53.4	$14.0	$11.2	$4.0	$82.6

Allowance for doubtful accounts (2)					(17.7)

Non-Medicare patient accounts receivable, net					$64.9

Total patient accounts receivable, net					$166.1

Days revenue outstanding, net (3)					40.2

(1)	The following table summarizes the activity and ending balances in our estimated revenue adjustments (amounts in millions), which is recorded to reduce our Medicare outstanding patient accounts receivable to their estimated net realizable value, as we do not estimate an allowance for doubtful accounts for our Medicare claims.

	For the Three-Month Period Ended March 31, 2017	For the Three-Month Period Ended December 31, 2016
Balance at beginning of period	$4.1	$3.8
Provision for estimated revenue adjustments	3.4	2.0
Write offs	(2.6)	(1.7)

Balance at end of period	$4.9	$4.1

Our estimated revenue adjustments were 4.6% and 3.9% of our outstanding Medicare patient accounts receivable at March 31, 2017 and December 31, 2016, respectively.

(2)	The following table summarizes the activity and ending balances in our allowance for doubtful accounts (amounts in millions), which is recorded to reduce only our Medicaid and private payer outstanding patient accounts receivable to their estimated net realizable value.

	For the Three-Month Period Ended March 31, 2017	For the Three-Month Period Ended December 31, 2016
Balance at beginning of period	$17.7	$16.7
Provision for doubtful accounts	6.3	5.9
Write offs	(4.8)	(4.9)

Balance at end of period	$19.2	$17.7

Our allowance for doubtful accounts was 21.0% and 21.5% of our outstanding Medicaid and private patient accounts receivable at March 31, 2017 and December 31, 2016, respectively.

(3)	Our calculation of days revenue outstanding, net is derived by dividing our ending net patient accounts receivable (i.e., net of estimated revenue adjustments and allowance for doubtful accounts ) at March 31, 2017 and December 31, 2016 by our average daily net patient revenue for the three-month periods ended March 31, 2017 and December 31, 2016, respectively.

Indebtedness

Our weighted average interest rate for our $100.0 million Term Loan, under our Credit Agreement, was 2.8% and 2.4% for the three-month periods ended March 31, 2017 and 2016, respectively. Our weighted average interest rate for our $200.0 million Revolving Credit Facility was 2.7% for the three-month period ended March 31, 2016.

As of March 31, 2017, our consolidated leverage ratio was 0.9, our consolidated fixed charge coverage ratio was 4.1 and we are in compliance with our Credit Agreement.

As of March 31, 2017, our availability under our $200.0 million Revolving Credit Facility was $170.4 million as we had $29.6 million outstanding in letters of credit.

See Note 4 to our condensed consolidated financial statements and Note 7 of the financial statements included in our Form 10-K for additional details on our outstanding long-term obligations.

Inflation

We do not believe inflation has significantly impacted our results of operations.

Critical Accounting Estimates

See Part II, Item 7 – Critical Accounting Estimates and our consolidated financial statements and related notes in Part II, Item 8 of our 2016 Annual Report on Form 10-K, for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. These critical accounting estimates include revenue recognition; patient accounts receivable; insurance; goodwill and other intangible assets; and income taxes. There have not been any changes to our significant accounting policies or their application since we filed our 2016 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from fluctuations in interest rates. Our Revolving Credit Facility and Term Loan carry a floating interest rate which is tied to the Eurodollar rate (i.e. LIBOR) and the Prime Rate and therefore, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows are exposed to changes in interest rates. As of March 31, 2017, the total amount of outstanding debt subject to interest rate fluctuations was $93.7 million. A 1.0% interest rate change would cause interest expense to change by approximately $0.9 million annually.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2017, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2017, the end of the period covered by this Quarterly Report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended March 31, 2017, that have materially impacted, or are reasonably likely to materially impact, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2017, the end of the period covered by this Quarterly Report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended March 31, 2017:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1, 2017 to January 31, 2017	—		$—	—	$—
February 1, 2017 to February 28, 2017	9,758		48.46	—	—
March 1, 2017 to March 31, 2017	5,605		50.72	—	—

	15,363	(1)	$49.28	—	$—

(1)	Includes shares of common stock surrendered to us by certain employees to satisfy tax withholding obligations in connection with the vesting of non-vested stock previously awarded to such employees under our 2008 Omnibus Incentive Compensation Plan.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through April 20, 2016	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016	0-24260	3.2

*10.1	Composite Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan (inclusive of Plan amendments dated June 7, 2012 and October 25, 2012, April 23, 2015 and June 4, 2015, January 20, 2017 and February 22, 2017 and the full text of the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan)	The Company’s Annual Report on Form 10-K for the year ended December 31, 2016	0-24260	10.3

†31.1	Certification of Paul B. Kusserow, President and Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Gary D. Willis, Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of Paul B. Kusserow, President and Chief Executive Officer (principal executive officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2	Certification of Gary D. Willis, Chief Financial Officer (principal financial officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†101.INS	XBRL Instance

†101.SCH	XBRL Taxonomy Extension Schema Document

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	XBRL Taxonomy Extension Definition Linkbase

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDISYS, INC. (Registrant)

By:	/s/ SCOTT G. GINN
Scott G. Ginn,
Principal Accounting Officer and
Duly Authorized Officer

Date: May 3, 2017

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed and the exhibits marked with a double cross (††) are furnished with this Form 10-Q. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

3.1	Composite of Certificate of Incorporation of the Company inclusive of all amendments through June 14, 2007	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	0-24260	3.1

3.2	Composite of By-Laws of the Company inclusive of all amendments through April 20, 2016	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016	0-24260	3.2

*10.1	Composite Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan (inclusive of Plan amendments dated June 7, 2012 and October 25, 2012, April 23, 2015 and June 4, 2015, January 20, 2017 and February 22, 2017 and the full text of the Amedisys, Inc. 2008 Omnibus Incentive Compensation Plan)	The Company’s Annual Report on Form 10-K for the year ended December 31, 2016	0-24260	10.3

†31.1	Certification of Paul B. Kusserow, President and Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Gary D. Willis, Chief Financial Officer (principal financial officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certification of Paul B. Kusserow, President and Chief Executive Officer (principal executive officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.2	Certification of Gary D. Willis, Chief Financial Officer (principal financial officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†101.INS	XBRL Instance

†101.SCH	XBRL Taxonomy Extension Schema Document

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	XBRL Taxonomy Extension Definition Linkbase

†101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document